Form 10KSB
period 2001-12-31
SEGMENTZ INC
filed 2002-04-15
CIK 1166003

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          -----------------------------
                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended December 31, 2001

                        Commission File Number 000-49606

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 SEGMENTZ, INC.
                 (Name of Small Business Issuer in Its Charter)

           Delaware                         (I.R.S. Employer Identification No.)
(State or other jurisdiction of                         75-2928175
 incorporation or organization)

18302 HIGHWOODS PRESERVE PKWY, SUITE 210, TAMPA, FL      33647
(Address of Principal Executive Offices)               Zip Code

                                (813) 989-2232
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12 (b) of the Exchange Act:

        Title of each class               Name of each exchange on which
        to be so registered               each class is to be registered
   -----------------------------        --------------------------------
                None                                     None

         Securities registered under Section 12 (g) of the Exchange Act:
                         Common Stock, $.001 par value

                                (Title of Class)
                The registrant has 6,502,913 shares of its Common Stock issued and outstanding as of December 31, 2001.

                   Convertible Preferred Stock $.001 par value

          The registrant has 1,200,794 shares of Convertible Preferred Stock issued and outstanding as of December 31, 2001.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB________.

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past ninety (90) days________.

Transitional Small Business Disclosure Format:  Yes          No   X
                                                    ----        -------

State Registrant's revenues for its most recent fiscal year: $9,065,730.00
                                                             -------------

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 1, 2002. No active trading market exists for the Registrant's Capital Stock.

DOCUMENTS INCORPORATED BY REFERENCE - NONE

Traditional Small Business Disclosure Format:

                                            Yes                 No   X
                                                ---                -----

                                TABLE OF CONTENTS

PART I

ITEM 1.  DESCRIPTION OF BUSINESS...........................................1-10

ITEM 2.  DESCRIPTION OF PROPERTY............ ..............................10-11

ITEM 3.  LEGAL PROCEEDINGS....................................................12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                    OF SECURITY HOLDERS.......................................12

PART II

ITEM 5.  MARKET PRICE FOR COMMON EQUITY
              AND RELATED STOCKHOLDER MATTERS..............................12-15

ITEM 6.  MANAGEMENT DISCUSSION AND ANALYSIS
                    OR PLAN OF OPERATION...................................15-21

ITEM 7.  FINANCIAL STATEMENTS.........................................F-1 - F-19

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE...................21

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS,
              PROMOTERS AND CONTROL PERSONS;
                    COMPLIANCE WITH SECTION 16(A) OF THE
                    EXCHANGE ACT...........................................21-22

ITEM 10.  EXECUTIVE COMPENSATION...........................................22-24

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
              BENEFICIAL OWNERS AND MANAGEMENT................................24

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................25

ITEM 13.  EXHIBITS AND REPORTS ON
                    FORM 8-K..................................................25

SIGNATURES....................................................................26

ITEM 1.  DESCRIPTION OF BUSINESS

CURRENT BUSINESS

         Segmentz, Inc. (the "Company"), a Delaware corporation, is a Tampa, Florida based company that provides transportation logistics management services and support for mid-sized and national corporate clients. The Company serves direct users of transport, storage, staging, warehouse services and other logistics services.

        The Company and its subsidiary Trans-Logistics, Inc., a Florida corporation ("Trans-Logistics"), have principal executive offices located at 18302 Highwoods Preserve Parkway, Suite 210, Tampa, Florida 33467. The telephone number is (813) 989-2232. The Company's internet web addresses are HTTP://WWW.SEGMENTZ.COM and HTTP://WWW.SEGMENTZ.NET. The Company provides several niche services within the industry more broadly known as the supply chain management industry, including transportation logistics, management and delivery. (See "Description of Business - Products and Services").

        The Company serves direct users of transport, storage, staging, warehouse service and other logistics services, as well as larger companies that include Bax Global, Quebecor World Logistics, Inc. ("Quebecor"), and CH Robinson, Inc. The Company offers warehouse locations in two facilities covering the east coast and is attempting to expand to offer smaller satellite facilities to enable conduit and direct route trucking solutions on a contracted, dedicated route basis to larger clients.

        Our strategy is to continue to expand through acquisitions and internal development. We intend to seek, on a selective basis, acquisition of businesses that have product lines or services which complement and expand our existing services and product lines, and provide us with strategic distribution locations or attractive customer bases. Our ability to implement our growth strategy will be dependent on our ability to identify, consummate and assimilate such acquisitions on desirable economic terms. There can be no assurance that we will be successful in implementing our growth strategy. Our ability to implement our growth strategy will also be dependent upon obtaining adequate financing. We may not be able to obtain financing on favorable terms.

HISTORY OF SEGMENTZ

        The Company's predecessor, WBNI, Inc., a Delaware corporation ("WBNI"), originally known as Rose Auto Stores-Florida, Inc. ("Rose"), was organized for the purpose of operating a specialty automotive aftermarket parts and accessory retail store in South Florida. Rose began experiencing financial difficulties in 1990, following its acquisition by WSR Corporation. By 1997, an involuntary petition of bankruptcy was filed against Rose. Subsequent thereto, Rose and the committee of unsecured creditors worked together to develop a plan in bankruptcy.

         Rose emerged from the involuntary bankruptcy proceedings by filing a Plan under Chapter 11 of the United States Bankruptcy Code on February 10, 1999. The case was administered by the United States Bankruptcy Court, Southern District of Florida (Miami Division) (the "court"). The court entered an order approving the Plan on April 22, 1999.

         The Plan provided for the liquidation of Rose's assets and distribution of the proceeds to secured, priority and unsecured creditors. The Plan further provided that Rose would remain in existence, although all capital stock outstanding as of the date of the bankruptcy petition was canceled. Under the Plan, Rose secured post-petition financing in the amount of $10,000 from Halter Financial Group, Inc. ("HFG") to meet the cost and expense of the reorganization effort. In satisfaction of HFG's administrative claim for such amount and for the services rendered and expenses incurred in connection with the anticipated acquisition or merger transaction between Rose and a privately held operating company, HFG received sixty percent (60%) of the newly-issued shares of common stock of the reorganized Company. Creditors with allowed unsecured claims received a pro rata distribution of forty percent (40%) of such common stock.

         The following is a schematic diagram of the history of Segmentz and its merger with Trans-Logistics:
            --------------------------------------------------------
            Rose Auto Stores--Florida Inc., ("Rose"} incorporated in
            1952
            ---------------------------------------------------------
            Rose filed Petition of Bankruptcy Pursuant
            to Chapter 11 on February 10, 1999
            ---------------------------------------------------------
            -- April 22, 1999 -- Bankruptcy Plan Confirmed -- May 17, 2000 -- Rose reincorporated in Delaware as RAS Acquisition Corp.
            -- RAS Acquisition Corp. issues and aggregate
            of 500,233 unrestricted shares to unsecured
            creditors listed in the Plan of Bankruptcy
            pursuant to Section 1145 of the U.S. Bankruptcy Code
            ----------------------------------------------------------
            -- January 31, 2001 -- RAS Acquisition Corp.
            completes merger transaction with WBNI and
            issues to the stockholders of WBNI 20,000
            shares of its common stock pursuant to the
            exemption afforded by Section 4(2) of the Act and
            changes its name to WBNI
            -------------------------------------------------------
            -- February 5, 2001 -- RAS Acquisition Corp. files a
            Certificate of Compliance with Reverse Acquisition
            Requirements with the Bankruptcy Court. WBNI,
            a Delaware corporation has approximately 462
            stockholders who own 520,233 shares of common stock
            ---------------------------------------------------------
            On October 29, 2001, WBNI exchanged 5,982,680 shares for
            100 shares of TRANSL Holdings, Inc., which wholly owns Trans-Logistics, Inc.
            -----------------------------------------------------------
            On November 1, 2001, WBNI changed its name to Segmentz, Inc.

         For accounting purposes, the merger is reflected as a reverse acquisition and recapitulation of WBNI and WBNI'S historical financial statements presented elsewhere herein are those of Segmentz and its predecessor WBNI.

         MERGER WITH WBNI On January 31, 2001, Rose completed a merger with WBNI, a privately held Texas corporation pursuant to which Rose issued an aggregate of 20,000 shares of its common stock in exchange for all of the issued and outstanding shares of the private company's capital stock. As a result of the transaction, Rose changed its name to WBNI, Inc ("WBNI"). Timothy P. Halter resigned as the sole officer and director of Rose and the private company was dissolved. The merger was entered into as the private company had an option to acquire the business operation of WorldByNet.com, Inc., a Delaware corporation that provided business-to-consumer and business-to-business solutions for the purpose of connecting affinity groups. On February 22, 2001, it was determined by management of WBNI that it would be in WBNI's best interest to terminate the option to acquire WorldByNet as a result of its due diligence inquiry into said entity.

         On October 29, 2001, WBNI exchanged 5,982,680 shares of its common stock for 100 shares of the common stock of TRANSL Holdings, Inc., a Delaware corporation ("TRANSL"). WBNI now wholly owns TRANSL, which wholly owns Trans-Logistics, Inc., a Florida Corporation (Trans-Logistics). Trans-Logistics agreed to pay Turner Capital Partners, LLC a fee of $75,000 for consulting services related to the WBNI transaction, among other things, of which $30,000 is due by March 15, 2002.

HISTORY OF TRANS-LOGISTICS
         Trans-Logistics is a logistics and brokerage organization serving irregular route, long haul, and common motor carriers of general commodities. The Company is a Florida corporation and was formed on April 28, 2000.

     Effective January 1, 2001, Trans-Logistics was acquired by Logistics management Resources, Inc. ("LMRI"). The acquisition was for one hundred (100%) percent of the issued and outstanding common stock at a price of $80,000, plus, four times Trans-Logistics' gross brokerage commissions for the period of October 1, 2001 through December 31, 2001, plus the value of any accounts receivable immediately prior to the closing date (which amount was agreed to be not less than $230,000), minus the aggregate value of any liabilities of Trans-Logistics prior to the closing date, minus cost of Trans-Logistics' performance of its obligations under an assignment and assumption agreement with Atech Commercial Corporation which exceeds $120,000. On August 10, 2001, Trans-Logistics and LMRI agreed to rescind and cancel the terms and conditions of the acquisition agreement. Under the terms of the rescission agreement, Trans-Logistics agreed to a reimbursement of 1,500,000 shares of LMRI's common stock and a note receivable in the amount of $450,000. This rescission agreement was effective as of July 1, 2001. As part of the above noted rescission agreement, the Company has recognized consulting revenue and a demand note receivable in the amount of $450,000 due from LMRI. The terms of this note do not include interest until demand is made for payment. The balance due under the terms of this note is $425,000 as of March 31, 2002. Further payments on this note have been promised to be made during the second quarter of 2002.

     On November 1, 2001, WBNI, changed its name to Segmentz, Inc. During May 2001, the Company acquired the assets of Q Logistics for $367,385. Q Logistics operated warehouse facilities in Atlanta, Georgia; Edison, New Jersey; Orlando, Florida and Chicago, Illinois. Operations in Orlando and Chicago were subsequently closed. (See "ITEM 2. DESCRIPTION OF PROPERTIES").

INDUSTRY OVERVIEW
     Third Party logistics companies provide customized domestic and international freight transportation of customers' goods and packages, via truck, rail, airplane and ship, and provide warehousing and storage of those goods. Many companies utilize information systems and expertise to reduce inventories, cut transportation costs, speed delivery and improve customer service. The third-party logistics services business has been bolstered in recent years by the competitiveness of the global economy, which causes shippers to focus on reducing handling costs, operating with lower inventories and shortening inventory transit times. Using a network of transportation, handling and storage providers in multiple transportation modes, third-party logistics services companies seek to improve their customers' operating efficiency by reducing their inventory levels and related handling costs. Many third-party logistics service providers are non-asset-based, primarily utilizing physical assets owned by others in multiple transport modes. The third-party logistics services business increasingly relies upon advanced information technology to link the shipper with its inventory and as an analytical tool to optimize transportation solutions. This trend favors the larger, more professionally managed companies that have the resources to support a sophisticated information technology infrastructure.

     By outsourcing all non-core business services to third party providers, companies can help to control costs, eliminate staff and focus on internal business. Furthermore, this kind of outsourcing is often done in lockstep with "unit pricing" models that provide for a variable price that is less than the current pricing available to a company that is calculated on a unit basis, enabling a company to price logistics, storage, shipping, staging and related services into their wholesale pricing matrix and providing a scalable solution that scales downwards in an off economy, as well as upwards as the market demands. Such models are popular as "risk sharing," a outsourcing concept that has been adopted in many support and third party service arenas, enabling outsourced companies to build critical mass, method and pricing efficiencies, and to pass these to clients in pricing schedules that help these clients build competitive market positions that are measurably more predictable.

PRODUCTS AND SERVICES

NATIONWIDE TRUCKLOAD AND LESS-THAN-TRUCKLOAD SERVICE
         The Company arranges truckload transportation with dedicated Company equipment, owner operator fleet and extensive agent partners throughout 48 states. The Company provides trailers that are either 48 or 53 feet in length.

            By utilizing volume discounts, the Company can cost effectively arrange less-than-truckload (LTL) shipments for their customers from distribution centers or vendor locations. Tracking capabilities are available via the web site through carrier links.

DEDICATED OR TIME-DEFINITE TRANSPORTATION
         The Company offers its customers time-definite ground transportation of cargo as a cost effective, reliable alternative to air transportation. By utilizing team drivers the Company provides expedited delivery and shorter transit times, and efficient pricing.

THIRD-PARTY LOGISTICS SERVICE
         The Company's strategic carrier alliances with national pricing agreements enable them to provide specialized or heavy haul services. Shipment tracking is available for customers via a custom designed web site and carrier links. On-time percentage tracking and service failure reports are also available. Third-party logistics billing is fully electronic and automated. The Company's warehouse services currently provide on-board barcode scanning devices and wireless link to legacy inventory and database systems to provide real-time informational access to clients regarding status of inventory, transportation and delivery of raw materials and finished goods.

FORWARDING
         The Company provides enhanced freight forwarding services designed to deliver products on time to any location worldwide by whatever means necessary.

REVERSE LOGISTICS
         Many logistics solutions providers only offer their services from the warehouse to the end customer (for example, after the product has been purchased and received from the vendor). The Company can offer to handle the customer's product from the vendor all the way to the end customer and even handle any needs after the product reaches its final destination or dispose of the product.

IN-TRANSIT MERGE
         The Company provides In-transit Merge by strategically managing logistics information in an effort to minimize the handling of product with complex routing that includes multiple product origins/destinations and/or multiple vendors. The Company positions itself as a member of the customer's distribution team, sharing data and interacting virtually with vendors and the customer.

ASSEMBLY, PACKING AND DISTRIBUTION
         The Company customizes its "pick-and-pack" or packaging, labeling and inventorying services to meet each customer's specific needs. Customers can utilize the Company's warehouse and distribution facilities that are fully automated (barcode and UCC compliant) or operate at their own site. The Company utilizes over 300,000 square feet of floor space with additional multi-tier rack capacity which is secure and bonded. The Company currently provides commercial caliber staging, repalletizing and shipping services for commercial print, carpet and hotel clients. These services include receipt of commercial finished goods, inventory services and legacy data stream information services, as well as storage, repalletizing and transport distribution services that can be provided on a case-by-case basis or turn-key. Additionally, packaging sanitization and custom branding services are available. This comprehensive outsourcing service includes trucking as well as tracking services.

SUPPLY CHAIN MANAGEMENT
         The Company provides infrastructure and equipment, integrated with its customers' existing systems, to handle distribution planning, just-in-time delivery and automated ordering throughout their operations, and additionally will provide and manage warehouses, distribution centers and other facilities for them. The Company also consults on identifying bottlenecks and inefficiencies and eliminating them by analyzing freight patterns and costs, optimizing distribution centers and warehouse locations, and analyzing/developing internal policies and procedures for its customers. The Company has enterprise-wide technology solutions that enable real-time tracking and monitoring of various products and offers these and other related solutions under long term contracts to a host of customers. The third-party service platform provides guaranteed service level agreements (SLAs) to ensure stable, predictable delivery and tracking of many products through the supply chain. The industry should grow in all segments, especially during difficult and unpredictable economic climates due to the capital-intensive nature of warehousing, transportation and technology equipment needed to track and monitor products as they are shipped, staged and delivered.

CONVERSION OF DEBT TO EQUITY
            The Company's credit facility, of which $773,896 has been converted into 773,896 shares of Series A Preferred Stock, par value $.001 per share ("Series A Preferred Stock") which bears interest at six percent (6%) as of period ending December 31, 2001. The Series A Preferred Stock is convertible into shares of Common Stock of the Company at market or the last placement price of the Company's securities at which equity was placed with investors, whichever is less. Any interest payable under the terms of the Series A Preferred Stock may be tendered in shares of Common Stock at the market price of the Company, at the Company's sole discretion.

         The Company had $426,898 in demand and term notes payable to the Company's largest shareholder, (See "ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS") and to a customer of the Company. These notes were converted into 426,898 shares of Series B Preferred Stock par value $.001 per share (" Series B Preferred Stock") as of the period ending December 31, 2001. Series B Preferred Stock is convertible into shares of Common Stock of the Company at market price or at the last placement price of the Company's securities with investors, whichever is less.

FACTORING
         The Company factors substantially all of its accounts receivable. During the period ended December 31, 2001, the Company utilized the services of two factoring companies. Accounts receivable are sold to the factoring companies. The Company may be subject to offset rights from the factoring company in the event that any trade receivables are not paid within seventy five
(75) days. The most recent agreement provides for the payment of factoring fees at two and one-half (2.5%) of each invoice factored.

         Accounts receivable transferred to the factoring companies were as follows:

Factored accounts                    $6,056,953
Customer payments (charge backs)     (5,417,492)
                                     ----------
Amount due to factoring companies    $ 639,461
                                     =========

         The Company will need to continue to obtain financing, of which there can be no assurance

GROWTH STRATEGY

         The Company acquired certain unencumbered assets of Q Logistics, for a purchase price of $367,385, out of bankruptcy reorganization in May 2001. In connection with the acquisition of Q-Logistics, the Company entered into a demand note for $245,000. The note was subsequently converted to Series B Preferred Equity, which provides for conversion into Common Shares of Stock in the Company at a conversion price of market or at the last placement price for securities, whichever is lesser. (See Note 8 to the Financial Statements). The rationale behind the transaction was that warehouse management, inventory staging, shipping management, electronic inventory tracking and management and other related services would be accretive to the transport brokerage business, adding levels of captive clients that the Company could offer various support services to over long-term relationships..

         The growth market for third-party logistics support and supply chain management services continues to expand significantly and the Company intends to combine its disparate product offerings to customers to create an integrated suite of management tools, decisioning tools, reporting tools and support services that will enable sole source and limited source contract opportunities for existing and new clients. The Company has significant experience, acquired in its Quebecor relationship, which will provide evidence, to existing and new clients, of its ability to deliver a managed turnkey solution for staging, transportation, inventory and distribution of products across the supply chain.

      We have acquired businesses in the past and may consider acquiring businesses in the future that provide complementary services to those we currently provide or expand our geographic presence. There can be no assurance that the businesses that we have acquired in the past or any businesses that we may acquire in the future can be successfully integrated. While we believe that we have sufficient financial and management resources to successfully conduct our acquisition activities, there can be no assurance in this regard or that we will not experience difficulties with customers, personnel or others. Our acquisition activities involve more difficult integration issues than those of many other companies because the value of the companies we acquire comes mostly from their business relationships, rather than their assets.

         The integration of business relationships poses more of a risk than the integration of tangible assets because relationships may suddenly weaken or terminate. Further, logistics businesses we have acquired and may acquire in the future compete with many customers of our wholesale operations and these customers may shift their business elsewhere if they believe our retail operations receive favorable treatment from our wholesale operations. In addition, although we believe that our acquisitions will enhance our competitive position, business and financial prospects, there can be no assurances that such benefits will be realized or that any combination will be successful.

SALES AND MARKETING
    The Company plans to increase market share by implementing sophisticated state-of-the-art technology to optimize efficiency, profitability and improve corporate image. The Company also plans to increase brand awareness through marketing initiatives such as a newly designed web site, direct mail, advertising, collateral, trade shows, etc.

         The Company plans to increase non-asset based agent development program in strategic locations and cross train sales staff to expand new services to existing customers.

COMPETITION
      The transportation services industry is highly competitive. Its retail businesses compete primarily against other domestic non-asset based transportation and logistics companies, asset-based transportation and logistics companies, third-party freight brokers, internal shipping departments and other freight forwarders. Its wholesale business competes primarily with over-the-road full truckload carriers, conventional intermodal movement of trailers on flat cars, and containerized intermodal rail services offered directly by railroads.

         We also face competition from Internet-based freight exchanges, which attempt to provide an online marketplace for buying and selling supply chain services.

         Historically, competition has created downward pressure on freight rates, and continuation of this rate pressure may materially adversely affect the Company's net revenues and income from operations. In addition, some of the Company's competitors have substantially greater financial and other resources than we do.

         The Company has identified several direct competitors. These companies offer each of the individual services that the Company offers. However, the Company believes these identified competitors offer many of these individual services merely as ancillary services and tend to focus on one main service offering (for example, truck leasing, freight forwarding, etc.). These direct competitors include:

RYDER INTEGRATED LOGISTICS, INC. is a subsidiary of the $4.9 billion transportation and logistics provider Ryder Systems, Inc. Ryder's primary business is providing truck leasing services.

MENLO LOGISTICS, INC. is a subsidiary of $5.5 billion transportation and logistics services provider CNF. Menlo's primary business is less-than-truckload
(LTL) transportation services.

C.H. ROBINSON WORLDWIDE ("CHR") is one of the largest third-party logistics providers in North America. CHR's primary business is international freight forwarding brokerage.

EXEL LOGISTICS, a British logistics company with $5.3 billion in 1999 revenues, provides global freight management, integrated transportation and warehousing. Exel's primary business is warehousing services.

SUPPLIERS
         The Company utilizes the services of various third party transportation companies. No significant third party provider results in over 10% of the Company's revenue.


CUSTOMERS
         The Company's largest customer constitutes approximately twenty six (26%) of the Company's revenue. The top six (6) debtor balances comprised forty percent (40%) of outstanding accounts receivable balances, and include clients like Quebecor, Cantex, Inc., Air Ride, Beaulieu, Murphy and Ricoh.

EMPLOYEES
         As of April 1, 2002, the Company had seventy three (73) full time employees. We consider our employee relations to be good, and we have never experienced a work stoppage.

REGULATORY MATTERS
         The Company, its suppliers and its customers are subject to changes in government regulation, which could result in additional costs and thereby affect the Company's results of operations.

      The transportation industry is subject to legislative or regulatory changes that can affect its economics. Although the Company operates in the intermodal segment of the transportation industry, which has been essentially deregulated, changes in the levels of regulatory activity in the intermodal segment could potentially affect the Company and its suppliers and customers. Future laws and regulations may be more stringent and require changes in operating practices, influence the demand for transportation services or require the outlay of significant additional costs. Additional expenditures incurred by the Company, or by its suppliers, who would pass the costs onto the Company through higher prices, would adversely affect the Company's results of operation.

     If the Company expands its services internationally, the Company may become subject to international economic and political risks. Doing business outside the United States subjects the Company to various risks, including changing economic and political conditions, major work stoppages, exchange controls, currency fluctuations, armed conflicts and unexpected changes in United States and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation. Significant expansion in foreign countries will expose the Company to increased risk of loss from foreign currency fluctuations and exchange controls as well as longer accounts receivable payment cycles. The Company has no control over most of these risks and may be unable to anticipate changes in international economic and political conditions and, therefore, unable to alter business practices in time to avoid the adverse effect of any of these changes.

     If the Company fails to comply with or lose any required licenses, governmental regulators could assess penalties or issue a cease and desist order against the Company's operations that are not in compliance.

     There are newly adopted and pending laws regarding transportation, whether by air, sea, freight or rail, which may have an effect on the Company. At this time, the Company cannot ascertain the full effects of such laws. Internet Regulation - Few laws or regulations are currently directly applicable to the Company's access to the Internet or conducting business on the Internet. However, because of the Internet's popularity and increasing use, new laws and regulations may be adopted. Such laws and regulations may cover issues such as: user privacy, pricing, content, copyrights, distribution, and characteristics and quality of products and services.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS
     The Company has developed Broker/Agent and internal Company software that enables the management, analysis and deployment of transportation and logistics solutions over Internet connections or via secure dial in access. The Company maintains all rights to the code, concepts and visual appearance of this software and is in the process of cataloguing the unique features of these software products, with the intention of filing for patent or copyright protection. However, the Company has not filed for any patents, copyrights or trademarks. The Company name has not been federally trademarked.

REPORTS TO SECURITY HOLDERS
    The Company does not currently intend to voluntarily send an annual report to its security holders of record.

ADDITIONAL INFORMATION
         Statements contained in this Annual Report regarding the contents of any contract or any other document are not necessarily complete and, in each instance, reference is hereby made to the copy of such contract or other document filed as an exhibit to the registration statement or herewith. The Company is subject to the informational requirements of the Securities Exchange Act of 1934 and, consequently, will be required to file annual and quarterly reports, proxy statements and other information with the SEC. This information, including exhibits, may be inspected without charge at the SEC's principal office in Washington, D.C., and copies of all or any part thereof may be obtained from the Public Reference Section, Securities and Exchange Commission, 450 Fifth Street, NW, Washington, D.C. 20549 upon payment of the prescribed fees. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1.800.SEC.0330. The SEC maintains a Website that contains reports, proxy and information statements and other information regarding registrants that file electronically with it. The address of the SEC's Website is http://www.sec.gov.

ITEM 2.  DESCRIPTION OF PROPERTY
        The Company leases office space for its headquarter, located at 18302 Highwood's Preserve Parkway, Suite 210, Tampa, FL 33467, which is 2,073 square feet, under a lease that expires in April 2006. The Company pays $3,411 per month and the lease expires May 2006. The initial lease term is for a period of five years and the lease agreement includes an optional lease period of an additional three years. The Company also leases certain equipment under non-cancelable operating leases.

        As part of the lease agreement, the Company has issued an unused letter of credit in the amount of $40,000. The amount required of the letter of credit is reduced by $8,000 per year and may be drawn if certain lease commitments have not been met or have been violated.

        The following is a schedule by year of future minimum rental payments required under operating leases that have an initial or remaining non-cancelable lease term in excess of one year as of December 31, 2001:

         Year Ending
        DECEMBER 31,
             2002                    $    50,979
             2003                         52,658
             2004                         49,195
             2005                         47,292
             2006                         15,969
                                     -----------
                                     $   216,093
                                     ===========


        The Company leases facilities located in Atlanta, Georgia and Edison, New Jersey on an "at will" basis. Monthly rental payments for these facilities total approximately $94,000, of which $51,000 is for the Edison, NJ facility and $43,000 is for the Atlanta, GA facility. The Company is currently engaged in a dispute with the landlord regarding the Atlanta facility in which the landlord has asserted that the Company has a prime tenancy terminating in 2006. This assertion was made during the month of February 2002 when the Company noticed the landlord of its intent to vacate the premises pursuant to its month-to-month sublease with LMRI, who the Company believes is the prime leaseholder in this space, and who should a have letter of credit posted as security to evidence its prime tenancy. The Company is engaged in ongoing discussions in an effort to reach amicable settlement of this dispute. The Company cannot ascertain at this time the extent of liability, if any, it may have with respect to this dispute.

        Rent expense amounted to $722,361 for the year ended December 31, 2001. There was no rent expense during the period ended December 31, 2000.

     On December 15, 2001, the Company moved the location of its northeast regional support and logistics center from 40 Brunswick Avenue in Edison, New Jersey to 39 Mill Road in Edison, New Jersey. This facility was moved in concert with expansion needs of the Company's largest logistics support client; increasing the space from 120,000 square feet to 140,000; the number of trailer bays for loading and unloading products by over fifty percent; and a location that offers enhanced accessibility for ground transportation carriers. The Company continues to provide comparable services for this client and others from its new facility.

         The Company also has six Sales Agent offices across the United States. These offices are located at:

     -    RR 1 Box 385, Clinton, ME 04927
     -    11448 Rene Drive, Jacksonville, FL 32218
     -    7240 Indiana Avenue, Fort Worth, TX 76137
     -    9 Beacon Hill, East Brunswick, NJ 08816
     -    2059 S. Hamilton, Dalton, GA 30720

         The Company believes that the condition of its facilities is excellent and that the provided space should be reduced in Atlanta by approximately fifty percent (50%), at which time the facilities would be sized correctly to adequately provide for the Company's immediate needs and needs for the foreseeable future. In the opinion of the Company's management, these properties are adequately insured, in good condition and suitable for the Company's anticipated future use.

ITEM 3.  LEGAL PROCEEDINGS
         The Company is not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            On October 29, 2001, a majority of the stockholders of WBNI, now known as Segmentz, approved the exchange of 92% of the common shares of WBNI for 100 shares of the Common Stock of TRANSL HOLDINGS in a stock for stock exchange. Allan J. Marshall was elected as the sole Director of the Corporation.

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

Market Information
      The Company's common stock is listed on the Over-the-Counter Pink Sheets. Since the Company's common stock only began trading on the Pink Sheets in the first quarter of 2002, there is limited historical information available to determine volume, pricing and trading volatility. No assurance can be given that an active market will exist for the Company's common stock and the Company does not expect to declare dividends in the foreseeable future since the Company intends to utilize its earnings, if any, to finance its future growth, including possible acquisitions.

      The Company filed a Registration Statement on January 30, 2002 on Form 10-SB for the purpose of enabling its common stock to commence trading on the NASD OTC Bulletin Board.

      The Company's Registration Statement on Form 10-SB must be declared effective by the SEC prior to it being approved for trading on the NASD OTC Bulletin Board, and until such time, the Company's common stock will continue to be quoted on the "Pink Sheets." The Company's market makers must make an application to the National Association of Securities Dealers, Inc., or NASD, following the effective date of the Form 10-SB in order to have the common stock quoted on the NASD OTC Bulletin Board.

      Holders. As of April 1, 2002, there were a total of 6,502,913 shares of the Company's common stock outstanding, held by approximately 464 shareholders of record, 773,896 shares of the Company's Series B Preferred Stock outstanding, held by one shareholder of record, and 426,898 shares of the Company's Series A Preferred Stock outstanding, held by two shareholders of record.

         Dividends. The Company has not declared any dividends on its common stock during the last two fiscal years.

         The Company's authorized capital stock consists of 40,000,000 shares of common stock, par value $.001 and 10,000,000 shares of preferred stock, par value $.001. Each share of common stock entitles a shareholder to one vote on all matters upon which shareholders are permitted to vote. No shareholder has any preemptive right or other similar right to purchase or subscribe for any additional securities issued by the Company, and no shareholder has any right to convert the common stock into other securities. No shares of common stock are subject to redemption or any sinking fund provisions. All the outstanding shares of the Company's common stock are fully paid and non-assessable. Subject to the rights of the holders of the preferred stock, if any, the Company's shareholders of common stock are entitled to dividends when, as and if declared by the Board from funds legally available therefore and, upon liquidation, to a pro-rata share in any distribution to shareholders.

         The Company does not anticipate declaring or paying any cash dividends on the common stock in the year 2001 or in the foreseeable future.

      Pursuant to the Company's Articles of Incorporation, the Board has the authority, without further shareholder approval, to provide for the issuance of up to 10,000,000 shares of the Company's preferred stock in one or more series and to determine the dividend rights, conversion rights, voting rights, rights in terms of redemption, liquidation preferences, the number of shares constituting any such series and the designation of such series. The Company's Board has the power to afford preferences, powers and rights (including voting rights) to the holders of any preferred stock preferences, such rights and preferences being senior to the rights of holders of common stock. No shares of the Company's preferred stock are currently outstanding. Although the Company has no present intention to issue any shares of preferred stock, the issuance of shares of preferred stock, or the issuance of rights to purchase such shares, may have the effect of delaying, deferring or preventing a change in control of the Company.

     As a WBNI successor, the Company is prohibited from issuing non-equity voting securities under Section 1123(a)(6) of the United States Bankruptcy Code. If there are to be any classes of securities issued in the future, all shall possess voting power, an appropriate distribution of such voting power among such classes, including, in the case of any class of equity securities having a preference over another class of equity securities with respect to dividends, and adequate provision for the election of directors representing such preferred class in the event of default in the payment of such dividends.

PROVISIONS HAVING A POSSIBLE ANTI-TAKEOVER EFFECT
         The Company's Articles of Incorporation and Bylaws contain certain provisions that are intended to enhance the likelihood of continuity and stability in the composition of the Company's Board and in the policies formulated by the Board and to discourage certain types of transactions which may involve an actual or threatened change of control of the Company. In addition, the Board has the authority, without further action by the Company's shareholders, to issue up to 10,000,000 shares of its preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The issuance of the Company's preferred stock or additional shares of common stock could adversely affect the voting power of the holders of common stock and could have the effect of delaying, deferring or preventing a change in the Company's control.

     SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

        In December 2001, the Company issued 773,896 shares of Series A Preferred Stock for the conversion of a $773,896 note payable to Bryant Plastics, Inc.

        Each share of the Series A Preferred Stock is convertible, at the option of the holder, at any time into shares of common stock of the Company at a conversion price equal to the trading price of the shares or at the price of the last placement of shares by the Company, whichever is less. Interest on the shares of the Series B Preferred Stock is cumulative at an interest of six percent (6%) per annum.

        The Series A Preferred Stock is redeemable at the option of the Company for cash at a rate of $1.00 per share and shares of common stock as payment for any accrued interest pursuant to the fixed interest rate of six percent (6%) through the date of the retirement, in the event that a notice to convert such shares of Series B Preferred Stock into common stock has not been made prior to such election to retire said shares.

        The holders of the preferred stock are entitled to vote, together with the holders of common stock, on all matters submitted to stockholders for a vote. Each preferred stockholder is entitled to the number of votes equal to the number of shares of preferred stock convertible at the time of such vote.

        In the event of any distribution or liquidation event, the holders of the then outstanding Series A Preferred Stock shall receive a pro-rata distribution to be determined by performing a fictional conversion into common stock, and determining the pro-rata distribution of such proceeds on the basis "as-if converted" which is subordinate in classification to any debt classes which may be outstanding at the time of such events.

        SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK

        Effective December 31, 2001, the Company issued 426,898 shares of Series B Preferred Stock for the conversion of two notes payable totaling $426,898, one to Allan Marshall, the majority Stockholder, Director and Chief Executive Officer of the Company, with a balance due of $180,898 and the other to Bryant Plastics with a balance due of $245,000.

        Each share of the Series B Preferred Stock is convertible, at the option of the holder, at any time into shares of common stock of the Company at a conversion price equal to the trading price of the shares or at the price of the last placement of shares by the Company, whichever is less.

        The holders of the preferred stock are entitled to vote, together with the holders of common stock, on all matters submitted to stockholders for a vote. Each preferred stockholder is entitled to the number of votes equal to the number of shares of preferred stock convertible at the time of such vote.

        In the event of any distribution or liquidation event, the holders of the then outstanding Series B Preferred Stock shall receive a pro-rata distribution to be determined by performing a fictional conversion into common stock, and determining the pro-rata distribution of such proceeds on the basis "as-if converted," which is subordinate in classification to any debt classes and preferred stock, Series A, which may be outstanding at the time of such events.

    ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following analysis of the financial condition of Company as of December 31, 2001 and the results of operation for the period ended December 31, 2001, should be read in conjunction with the Financial Statements referred to in
Item 7 hereof including footnote disclosures, and it should be understood that this discussion is qualified in its entirety by the foregoing and other, more detailed financial information appearing elsewhere herein. The Company acquired all outstanding capital stock of TRANSL Holdings on October 29, 2001, which owns Trans-Logistics, Inc.

         Historical results of operations and the percentage relationships among any amounts included in the Statement of Operations of Trans-Logistics and any trends which may appear to be inferable there from, should not be taken as being necessarily indicative of trends of operations or results of operations for any future periods.

         These and other statements, which are not historical facts, are based largely on current expectations and assumptions of management and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements.

         Assumptions and risks related to forward-looking statements include that we are pursuing a growth strategy that relies in part on the completion of acquisitions of companies in the non-asset based logistics segment of the transportation industry, as well as the integration of third party brokers and agents into our back office, contact and support resources.

         Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this Quarterly Report, the words "estimates", "projects", and "expect" and similar expressions are intended to identify forward-looking statements.

         Although we believe that assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in the forward-looking information will be realized.

         Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based on actual experience and business developments, the impacts of which may cause us to alter our business strategy, which may in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as our representation that statements contained in this Report speak only as of the date of this Report, and we do not have any obligation to publicly update or revise any of these forward-looking statements.

         Such statements may include, but are not limited to, projections of revenues, income, or loss, capital expenditures, plans for future operations, financing needs or plans, the impact of inflation and plans relating to the foregoing. Statements in the Company's Form 10-KSB, including Notes to the Financial Results of Operations, which may describe factors, among others, that could contribute to or cause such differences.

Description of Business

Overview:
         The Company operates a regional presence headquartered in Tampa, Florida, with offices in Atlanta, Georgia, and Edison, New Jersey and broker and agent offices located throughout the United States. From its headquarters and remote warehouse, office and support locations, the Company provides Third Party Logistics ("3PL") services for mid-sized and large clients.





Results of Operations

            For the year ended December 31, 2001 compared to the period ended December 31, 2000.

            Revenues increased approximately $8,695,098, or 2,346%, to approximately $9,065,730 for the year ended December 31, 2001 as compared to approximately $370,632 for the period December 31, 2000. This increase was primarily due to (i) twelve complete months to realize revenues in 2001, compared to two in 2000, (ii) growth resulting from new client acquisition,
(iii) growth resulting from the acquisition of the assets of Q Logistics from Bankruptcy (and clients that elected to utilize the Company's services as a consequent) and (iv) various expansion into related business lines.

            Costs of services provided, which consist primarily of payment for trucking services, fuel, insurance, sales, marketing and general and administrative support increased by approximately $ 7,174,506, or 2,140%, to approximately $7,509,712 for the year ended December 31, 2001, as compared to approximately $335,206 for the period ended December 31, 2000. As a percentage of revenues Trucking and transport related services of fuel, insurance, sales and marketing are aggregated as cost of goods sold and amounted to 83% of related revenues for the year ended December 31, 2001, as compared to 92% for the period ended December 31, 2000, and general and administrative expenses increased from 5% for the period ended December 31, 2000 to 19% for the year ended December 31, 2001.

            Gross margin increased by approximately $1,556,018, or 4,292%, to approximately $1,556,019 for the period ended December 31, 2001, as compared to approximately $35,426 for the period ended December 31, 2000. This increase is primarily attributed to having a full year of operations and to expansion of business lines.

            Selling, general and administrative expenses increased by approximately $1,672,475, or 8613%, to approximately $1,691,892 for the year ended December 31, 2001, up from approximately $19,417 for the period ended December 31, 2000. This increase was in large part due to: (i) having a full year of operations, (ii) expenses related to the acquisition and consolidation of Q Logistics assets and some personnel, (ii) over $200,000 in direct and indirect costs resulting from the failed merger with LMRI, (iii) over $300,000 of direct and indirect costs resulting from the acquisition of WBNI and expenses relating thereto and (iv) expansion of the Company into various business lines.

            The Company experienced a loss in investment value of $78,999, booked consequential to its settlement for expenses caused at the time of the recission with LMRI, resulting primarily from the value realized by the Company at the time of sale of the securities tendered in that settlement and the value of those securities at the time the Company received them, as compared with no such losses in the prior period ended December 31, 2000.

            The Company experienced losses from continuing operations before provisions for income taxes that approximated $431,421 for the fiscal year ended December 31, 2001, compared with income from continuing operations after provisions for income taxes of approximately $13,092 for the period ended December 31, 2000.

            Loss from non-recurrent events was approximately $460,988 directly attributable to consulting, credit loss, legal and professional expenses associated with the failed merger and transactional recission associated with the January merger of the Company with LMRI and the successful merger of the Company with WBNI, compared with no such expenses in the prior operating period ended December 31, 2000. Additionally, the Company experienced extensive losses during the months following its acquisition of Q Logistics assets from bankruptcy that resulted from various operational issues that occurred as the Company rescinded its transaction to merge with LMRI, and from subsequent terrorist events involving the bombing of the World Trade Center on September 11, 2001, the quantum of which are difficult, if not impossible to determine.

            Net Loss for the period ended December 31, 2001 was approximately $431,421, as compared to profit of approximately $13,092 at December 31, 2000. Diluted loss per share from continuing operations for the year ended December 31, 2001 increased by $.07 to $.07 per share, as compared to $.00 per share for December 31, 2000.

Liquidity and Capital Resources

            Cash and cash equivalents and marketable securities were approximately $39,489 at December 31, 2001, compared with $1,709 at December 31, 2000. This increase of approximately $37,780 was primarily a result of the Company increasing in size and having greater average cash balances as a consequent of such growth.

            During the period ended December 31, 2001, the Company entered into a $1,000,000 factoring facility with Yankton Factors Inc. that provides for 97.5% advance rate against eligible receivables defined as those receivables which are likely to be paid to the Company within ninety days from the invoicing for services, this facility bears interest of 2.5% for up to 75 days of credit and is estimated to have an annual cost of approximately prime rate plus eighteen percent to the Company. The facility is currently unsecured and has outstanding balances due of $639,461 at December 31, 2001.

            The Company has subsequently entered into a Factoring relationship with Riviera Finance that provides for 80% advance against eligible receivables at a rate of 1% per 10 days, which is intended to be utilized as a cash flow enhancement for large credit clients of the Company that have historically paid within twenty days to enable expansion within these clients, to provide significant revenue increases with minimal capital requirements. This facility provides for the non-recourse sale of approved Trade receivables to Riviera and has no outstanding balances due at December 31, 2001.

            The Company has embarked upon an aggressive campaign to manage cash that has resulted in greater anticipated levels of cash available for operations which it believes will be adequate to fund operations and financial requirements in the next fiscal year. The Company arranged for the conversion of debt due to related parties to preferred equities.

         Revenue for the fourth quarter of 2001 was approximately 2,383,031, compared with $370,632 for the fourth quarter of 2000. The Company has experienced numerous one-time, non-recurrent expenses in connection with two events in the past year; a failed merger with LMRI, which resulted in approximately $200,000 of losses, primarily from credit extended to a party related to LMRI, and $260,998 in legal, consulting and accounting expenses related to its merger with WBNI, a company that traded on the pink sheets prior to its merger with the Company, which resulted in the Company's being listed for quotation on the NASDAQ Bulletin Board quotation system in the second quarter of 2002. The Company has written off significant assets in the fourth quarter related to the credit exposure from a business affiliation that resulted from the Company's failed merger with LMRI, and expensed approximately $200,000 in direct expenses in connection with its merger with WBNI. These expenses were not directly related to the core operations of the Company and are one-time, non-recurrent expenses that will not continue to inure to the detriment of operations in subsequent fiscal periods. Prior to one-time non-recurrent direct expenses of $464,210, Earnings before interest, depreciation, amortization and one-time non-recurrent expenses was $193,955, or $.03 per share of Common Stock outstanding, a difference of $.10 per share vs. the results reported.

         We continue to be subject to the risks normally associated with any business activity, including unforeseeable expenses, delays, and complications. Accordingly, there is no guarantee that we can or will report operating profits in the future.

         We are in negotiations with several prospective acquisition candidates at this time.

OPERATING STRATEGY
         Our business strategy is to establish our company as a leader and a preferred provider of high-quality, cost-effective transportation, logistics and support services for Brokers and Agents in the transportation and third party logistics marketplaces on a national basis while building brand name recognition.

AGENT PROGRAM
         We have operated an agency program since our inception. We expect to see renewed profitable growth in the segment through our wholly owned subsidiary, Trans-logistics, Inc. The agency program is essentially a co-operative for smaller truckload carriers whereby Trans-logistics permits these carriers to operate under its authority as an exclusive agent. The agent provides its customers and business. Trans-logistics bills the agent carriers' customers and collects the revenues for these shipments. Trans-logistics acts as an application service provider for its agents by affording access to Trans-logistics' information technologies and services. In addition, agents receive economies of scale by participating in the purchase of certain overhead and other items, such as lower cost of fuel and insurance. Trans-logistics also provides agents with liability insurance coverage and certain administrative services such as human resource administration, safety and risk management, DOT compliance, billing and collecting receivables. Trans-logistics has signed on several agents over the past several months. We anticipate exciting and profitable growth in the segment.

Continuing Operations:

OPERATING REVENUES
         Total operating revenues increased approximately $8,716,884, or 2,350%, to approximately $9,065,730 for the period ended December 31, 2001 as compared to approximately $370,632 for the period ended December 31, 2000. This increase was primarily due to (i) twelve complete months to realize revenues in 2001, compared to two in 2000, (ii) growth resulting from new client acquisition,
(iii) growth resulting from the acquisition of the assets of Q Logistics from Bankruptcy (and clients that elected to utilize the Company's services as a consequent), and (iv) various expansion into related business lines.

SALARIES, WAGES AND BENEFITS
         Salaries, wages and benefits increased from approximately $200,000 for the period ended December 31, 2000 to $1,904,977 for the period ended December 31, 2001. The reason for the increase was increased activity for the quarter. The consolidation of operational staff resulting from reduction in management in the warehouse division, Q Logistics is expected to impact the fourth quarter. Total salaries, wages and benefits for the period ended December 31, 2001 was $1,904,977.

DEPRECIATION AND AMORTIZATION
         Depreciation and amortization increased from $0 for the period ended December 31, 2000 to $53,335 for the period ended December 31, 2001. The reason for this increase was the placing of service those assets acquired in the purchase of Q logistics out of bankruptcy.

GENERAL AND ADMINISTRATIVE
        Selling, general and administrative expenses increased by approximately $1,672,475, or 8,613%, to approximately $1,691,892 for the period ended December 31, 2001, up from approximately $19,417 for the period ended December 31, 2000. This increase was in large part due to: (i) having a full year of operations,
(ii) expenses related to the acquisition and consolidation of Q Logistics assets and some personnel, (ii) over $200,000 in direct and indirect costs resulting from the failed merger with LMRI, (iii) over $300,000 of direct and indirect costs resulting from the acquisition of WBNI and expenses relating thereto and
(iv) expansion of the Company into various business lines.

OPERATIONS

INTEREST
         Interest expense increased to $216,548 for the fiscal year ended December 31, 2001 from $0 for the period ended December 31, 2000. The primary reason for the increase was that the Company continues to undergo significant expansion and, in spite of conversion of some related party debt to equity, still needs to obtain credit from its factoring facility or needs to sell trade receivables to maintain cash flows necessary to provide competitively priced transportation services to its clients. The Company continues to seek alternative financing in the form of a term instrument that provides for availability against eligible assets on a rolling basis that is priced competitively.

LIQUIDITY AND CAPITAL RESOURCES
         Our working capital position has decreased since the inception of the Company to ($85,926). This decrease is primarily due to the increased resources consumed by the growth of the Company, specifically related to the acquisition of Q-Logistics. The Company experienced significant one-time losses in consolidation of the Q-Logistics acquisition into current operations and would have significantly more working capital and retained earnings if not for approximately $500,000 in one-time non-recurring losses experienced in reduction in staff, facilities and streamlining of the Q-logistics operations. The reduction in working capital has also resulted from lack of cash flow management and borrowings, specifically in the prompt payment to suppliers and lack of corresponding payment from clients for services rendered. (See Financial Statements)

         Since embarking on an aggressive cash flow management campaign, the Company has built positive working capital levels of approximately $630,000 by conversion of related party debt to equity and by selling accounts receivable to its factor to increase cash flow, for the first quarter period ending March 31, 2002, while managing expenses to enhance profitability. The Company will require significant capital to continue to meet its expansion goals over the next twelve months. There can be no assurance that the Company will be able to obtain the capital necessary to continue operations.

ITEM 7. FINANCIAL STATEMENTS

                              FINANCIAL STATEMENTS

                                 SEGMENTZ, INC.

                   YEAR ENDED DECEMBER 31, 2001 AND THE PERIOD
          APRIL 28, 2000 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2000

                          INDEPENDENT AUDITORS' REPORT

                                 Segmentz, Inc.

                              Financial Statements

                   Year Ended December 31, 2001 and the Period
          April 28, 2000 (Date of Inception) through December 31, 2000




                                    CONTENTS




Independent Auditors' Reports on Financial Statements......................F-1-2

Financial Statements:

    Balance Sheet............................................................F-3
    Statements of Operations.................................................F-4
    Statements of Changes in Stockholders' Equity............................F-5
    Statements of Cash Flows...............................................F-6-7
    Notes to Financial Statements.........................................F-8-19

                          Independent Auditors' Report




Board of Directors
Segmentz, Inc.
Tampa, Florida


We have audited the accompanying balance sheet of Segmentz, Inc. as of December 31, 2001 and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the management of Segmentz, Inc. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Segmentz, Inc. as of December 31, 2001 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.




Pender Newkirk & Company
Certified Public Accountants
Tampa, Florida
March 19, 2002

                          Independent Auditors' Report




Board of Directors
Segmentz, Inc.
Tampa, Florida


We have audited the accompanying statements of operations, changes in stockholders' equity, and cash flows of Segmentz, Inc. (f/k/a Trans-Logistics, Inc.) for the period April 28, 2000 (date of inception) through December 31, 2000. These financial statements are the responsibility of the management of Segmentz, Inc. (f/k/a Trans-Logistics, Inc.). Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Segmentz, Inc. (f/k/a Trans-Logistics, Inc.) for the period April 28, 2000 (date of inception) through December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.




Valiente Hernandez, P.A.
Certified Public Accountants
Tampa, Florida
May 8, 2001




                                 Segmentz, Inc.

                                  Balance Sheet

                                December 31, 2001




ASSETS
Current assets:
    Cash and cash equivalents                                       $    39,489
    Accounts receivable, net of allowance of $45,000                  1,008,576
    Other receivables                                                   108,421
    Prepaid expenses and other current assets                           167,840
                                                                    -----------
Total current assets                                                  1,324,326
                                                                    -----------

Equipment, net of accumulated depreciation                              321,808
                                                                    -----------

Other assets:
    Note receivable                                                     450,000
    Other receivables, net of allowance of $200,000                      64,833
    Loans and advances                                                   31,850
                                                                    -----------
Total other assets                                                      546,683
                                                                    -----------

                                                                    $ 2,192,817


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                $   623,677
    Accrued salaries and wages                                           66,962
    Accrued expenses, other                                              80,152
    Obligation due under factoring arrangement                          639,461
                                                                    -----------
Total current liabilities                                             1,410,252
                                                                    -----------

Stockholders' equity:
    Convertible preferred stock; 10,000,000 shares authorized;
        1,200,794 shares issued and outstanding                       1,200,794
    Common stock; $.001 par value; 40,000,000 shares authorized;
        6,502,913 shares issued and outstanding                           6,503
    Accumulated deficit                                                (424,732)
                                                                    -----------
Total stockholders' equity                                              782,565
                                                                    -----------

                                                                    $ 2,192,817
                                                                    ===========






   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.



                                 Segmentz, Inc.

                            Statements of Operations





                                                                Period April 28,
                                                                  2000 (Date of
                                                    Year Ended     Inception) to
                                                   December 31,     December 31,
                                                       2001             2000
                                                 -------------------------------
Revenues:
    Operating revenue                               $ 8,455,766      $   364,898
    Consulting and other revenue                        609,964            5,734
                                                    ----------------------------
                                                      9,065,730          370,632
                                                    ----------------------------

Expenses:
    Operating expenses                                7,509,712          335,206
    General and administrative expenses               1,691,892           19,417
    Loss in investment                                   78,999
    Interest expense                                    216,548
                                                    ----------------------------
                                                      9,497,151          354,623
                                                    ----------------------------

(Loss) income before taxes                             (431,421)          16,009

Income tax expense                                                         2,917
                                                    ----------------------------

Net (loss) income                                   $  (431,421)     $    13,092
                                                    ============================

Net (loss) income per common share                  $      (.07)     $       .00
                                                    ============================

Weighted average common shares outstanding            6,502,913        6,502,913
                                                    ============================









    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.



                                 Segmentz, Inc.

                  Statements of Changes in Stockholders' Equity

                   Year Ended December 31, 2001 and the Period
          April 28, 2000 (Date of Inception) through December 31, 2000





                                                                                                                 RETAINED
                                          PREFERRED STOCK              COMMON STOCK              ADDITIONAL      EARNINGS
                                    -------------------------------------------------------        PAID-IN    (ACCUMULATED
                                        SHARES       AMOUNT         SHARES        AMOUNT           CAPITAL       DEFICIT)   TOTAL
                                    ------------------------------------------------------------------------------------------------

Inception, April 28, 2000                                             500    $        50    $        50                  $      100

Net income for the year                                                                                       $    13,092    13,092
                                    -----------------------------------------------------------------------------------------------


Balance, December 31, 2000                                            500             50             50            13,092    13,192

Acquisition of company                                          6,502,913          6,503          4,480            (4,153)    6,830

Recapitalization of company                                          (500)           (50)        (4,530)           (2,250)   (6,830)

Issuance of Series B redeemable
    convertible preferred stock        426,898    $   426,898                                                               426,898

Issuance of Series A convertible
    preferred stock                    773,896        773,896                                                               773,896

Net loss for the year                                                                                            (431,421) (431,421)
                                    -----------------------------------------------------------------------------------------------

Balance, December 31, 2001           1,200,794    $ 1,200,794      6,502,913    $     6,503    $      0       $  (424,732) $782,565
                                    ===============================================================================================










    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.



                                 Segmentz, Inc.

                            Statements of Cash Flows




                                                                                   Period April 28,
                                                                                    2000 (Date of
                                                                     Year Ended      Inception) to
                                                                    December 31,    December 31,
                                                                        2001            2000
                                                                    ---------------------------------
OPERATING ACTIVITIES
    Net (loss) income                                                $  (431,421)   $    13,092
                                                                     --------------------------
    Adjustments to reconcile net (loss) income to net cash
        and cash equivalents (used) provided by operating
        activities:
           Securities received as payment for services                  (148,500)
           Loss on sale of securities                                     78,999
           Provision for doubtful accounts and other receivables         258,365
           Note receivable received in connection with other
               revenue                                                  (450,000)
           Depreciation                                                   53,335
           Increase in:
               Accounts and other trade receivables                     (905,404)      (269,958)
               Prepaid expenses and other assets                         (92,840)
           Increase (decrease) in:
               Accounts payable                                          427,464        121,213
               Accounts payable to related party                        (126,845)       126,845
               Accrued expenses                                          139,614          7,500
               Income taxes payable                                       (2,917)         2,917
                                                                     --------------------------
    Total adjustments                                                   (768,729)       (11,483)
                                                                     --------------------------
    Net cash and cash equivalents (used) provided by
        operating activities                                          (1,200,150)         1,609
                                                                     --------------------------

INVESTING ACTIVITIES
    Purchase of equipment                                               (375,143)
    Proceeds from sale of securities                                      69,501
    Loans, advances, and other receivables                              (296,683)
                                                                     --------------------------
    Net cash and cash equivalents used by investing activities          (602,325)
                                                                     --------------------------

FINANCING ACTIVITIES
    Issuance of common stock                                                 100
    Net obligations incurred under factoring arrangements                639,461
    Proceeds from issuance of debt                                     1,200,794
                                                                     --------------------------
    Net cash and cash equivalents provided by financing activities     1,840,255            100
                                                                     --------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 37,780          1,709

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR/PERIOD                        1,709
                                                                     --------------------------

CASH AND CASH EQUIVALENTS, END OF YEAR/PERIOD                        $    39,489    $     1,709
                                                                     ==========================



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.



                                 Segmentz, Inc.

                            Statements of Cash Flows




                                                                                                 Period April 28,
                                                                                                  2000 (Date of
                                                                              Year Ended           Inception) to
                                                                             December 31,         December 31,
                                                                                   2001                   2000
                                                                             --------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    AND NONCASH FINANCING ACTIVITIES:
        Cash paid during the year for interest                                  $    201,469        $         0
                                                                             ======================================

        During the year ended December 31, 2001, the holders of debt amounting to $1,200,794 received 1,200,794 shares of preferred stock in satisfaction of this liability.


















   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                 Segmentz, Inc.

                          Notes to Financial Statements

                   Year Ended December 31, 2001 and the Period
          April 28, 2000 (Date of Inception) through December 31, 2000



1.      ACQUISITION

In October 2001, Segmentz, Inc., formerly known as WBNI, Inc., merged with TransL Holdings, Inc., the sole stockholder of Trans-Logistics, Inc. This consolidated entity is hereinafter referred to as the "Company." Prior to acquisition, Segmentz, Inc. was an inactive public shell with approximately 460 stockholders who owned 520,233 shares of common stock.

Pursuant to the agreement, the stockholders of TransL Holdings, Inc. ("TransL") received in return for all of their shares in TransL, 5,982,680 unregistered shares of Segmentz, Inc., which represented approximately 92 percent of its total shares outstanding.

The acquisition has been accounted for as a reverse acquisition in which TransL is treated as the acquiror and Segmentz, Inc. as the acquiree. All references in the accompanying financial statements to the number of common shares and the per share amounts have been restated to reflect the subsequent change in the common stock as if the acquisition had occurred on April 28, 2000.


2.      BACKGROUND INFORMATION

WBNI, Inc., a Texas corporation incorporated in 2000, is the surviving corporation of a sequence of mergers and reverse mergers of inactive companies. In November 2001, WBNI, Inc. changed its name to Segmentz, Inc.

TransL Holdings, Inc., a Delaware corporation incorporated in October 2001, is the 100 percent stockholder of Trans-Logistics, Inc., a Florida corporation incorporated in April 2000. This parent and subsidiary are hereinafter referred to as "Trans-Logistics." Trans-Logistics is a logistics and brokerage organization serving irregular route, long haul, and common motor carriers of general commodities throughout the southeastern United States. It was incorporated on April 28, 2000, however, it began its operations during September 2000. Trans-Logistic's corporate headquarters is located in Tampa, Florida.

During May 2001, Trans-Logistics acquired the assets of Q Logistic Solutions, Inc. ("QLS") for approximately $367,000. QLS operated warehouse facilities in Atlanta, Georgia; Edison, New Jersey; Orlando, Florida; and Chicago, Illinois. Operations in Orlando and Chicago were subsequently discontinued. This acquisition was accounted for using the purchase method of accounting.

                                 Segmentz, Inc.

                          Notes to Financial Statements

                   Year Ended December 31, 2001 and the Period
          April 28, 2000 (Date of Inception) through December 31, 2000



2.      BACKGROUND INFORMATION (CONTINUED)

Effective January 1, 2001, Trans-Logistics was acquired by Logistics Management Resources, Inc. ("LMR") in August 2001. This acquisition was rescinded and cancelled. Under the terms of the rescission agreement, the Company agreed to a reimbursement of 1,500,000 shares of LMR's common stock and a note receivable in the amount of $450,000. The Company incurred a loss of approximately $79,000 on the sale of these shares.


3.      SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies are as follows:

The financial statements reflect the accounts of Segmentz, Inc., Trans-Logistics, Inc., and TransL, Inc. Prior to October 2001, the date of the merger, the financial statements are those of Trans-Logistics, the only operating company at that time.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Operating revenues for truck brokerage services are recognized on the date the freight is delivered. Related costs of delivery of shipments in transit are accrued as incurred. Revenues from warehousing services are recognized as the services are performed.

Cash equivalents consist of all highly liquid debt instruments purchased with an original maturity of three months or less.

The Company extends credit to its various customers based on the customer's ability to pay. The Company provides for estimated losses on accounts receivable based on bad debt experience and a review of existing receivables. Based on management's review of accounts receivable and other receivables, an allowance for doubtful accounts of $245,000 is considered necessary as of December 31, 2001.

                                 Segmentz, Inc.

                          Notes to Financial Statements

                   Year Ended December 31, 2001 and the Period
          April 28, 2000 (Date of Inception) through December 31, 2000



3.      SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Equipment is recorded at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, ranging generally from two to seven years. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date.

Basic loss per share has been computed using the weighted average number of shares of common stock outstanding for the period. The Company's diluted loss per share includes the effect, if any, of unissued shares under options, warrants, and stock award computed using the treasury method. In all periods presented, there were no differences between basic and diluted loss per common share because the assumed exercise of common share equivalents, if any, was anti-dilutive. The assumed exercise of warrants, as well as conversion of preferred stock, could potentially dilute basic earnings per share.

Financial instruments, which potentially subject the Company to concentrations of credit risk, include trade receivables. Concentration of credit risk with respect to trade receivables is limited due to the Company's large number of customers and wide range of industries and locations served. One customer comprised approximately 21 percent of the December 31, 2001 customer accounts receivable balance. Sales to this customer comprised approximately 26 percent of the Company's sales for the year ended December 31, 2001.

The Company maintains its cash accounts with substantially one financial institution located in Tampa, Florida. The balances are insured by the Federal Deposit Insurance Corporation's insured limit of $100,000.

                                 Segmentz, Inc.

                          Notes to Financial Statements

                   Year Ended December 31, 2001 and the Period
          April 28, 2000 (Date of Inception) through December 31, 2000



3.      SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company believes the carrying amount of cash, cash equivalents, accounts receivable (net of allowance), notes receivable, accounts payable, and accrued expenses approximates fair value due to their short maturity.

The Company follows Statement of Financial Accounting Standards Board No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. In performing the review of recoverability, the Company estimates the future undiscounted cash flows that are expected to result from the use of the assets and their eventual disposition. Because events and circumstances frequently do not occur as expected, there will usually be differences between the estimated and actual future undiscounted cash flows, and these differences may be material. If an asset is determined to be impaired, the Company recognizes a loss for the difference between the carrying amount and the fair value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, fair value is based on an estimate of discounted cash flow analysis. During the periods presented, the Company determined that its long-lived assets were not impaired.

Certain minor reclassifications have been made in the 2000 financial statements to conform to the classifications used in 2001. These reclassifications had no effect on total assets, stockholders' equity, total cash flows, or net income.


4.      EQUIPMENT

Equipment as of December 31, 2001 consists of :

        Leasehold improvements                          $     3,685
        Office equipment                                     56,621
        Warehouse equipment                                 148,760
        Warehouse shelving                                   67,000
        Computer equipment                                   61,000
        Computer software                                    38,077
                                                        -----------
                                                            375,143
        Less accumulated depreciation                        53,335
                                                        -----------
                                                        $   321,808

                                 Segmentz, Inc.

                          Notes to Financial Statements

                   Year Ended December 31, 2001 and the Period
          April 28, 2000 (Date of Inception) through December 31, 2000



5.      NOTE RECEIVABLE

As disclosed in Note 2, during the year ended December 31, 2001, the Company and LMR mutually rescinded an acquisition agreement. This agreement did not rescind an amount that was due to the Company as part of the purchase price. As a result, the Company has recognized revenue and a demand note receivable of an equal amount of $450,000 due from LMR. The terms of this note exclude interest until demand is made for payment. As of the date of these financial statements, no demand has been made. Subsequent to year-end, $25,000 has been received on this note.


6.      OBLIGATION DUE UNDER FACTORING ARRANGEMENT

The Company factors substantially all of its accounts receivable. During the year ended December 31, 2001, the Company utilized the services of two factoring companies. Accounts receivable are factored to companies with full recourse for unpaid invoices in excess of 75 days old. The most recent agreement provides for the payment of factoring fees at 2.5 percent of each invoice factored.


7.      INCOME TAXES

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income (loss) before income taxes. The items causing this difference are as follows:

                                                      2001             2000
                                                  ----------------------------
     Tax expense at U.S. statutory rate           $    189,000      $    5,400
     State income taxes, net of federal benefit         20,200             600
     Effect of non-deductible expenses                  (1,700)
     Change in valuation allowance                    (207,500)
     Effect of using surtax exemption                                   (3,083)
                                                  ----------------------------
                                                  $          0      $    2,917
                                                  ============================

                                 Segmentz, Inc.

                          Notes to Financial Statements

                   Year Ended December 31, 2001 and the Period
          April 28, 2000 (Date of Inception) through December 31, 2000



7.      INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2001 are as follows:

        Deferred tax assets:
           Accounts and loan receivables due to bad debts   $    92,100
           Capital loss carryforward                             29,700
           Net operating loss carryforward                       85,700
                                                            -----------
           Total gross deferred tax assets                      207,500
           Less valuation allowance                             207,500
                                                            -----------
           Net deferred tax assets                          $         0
                                                            ===========

Based on an assessment of all available evidence, including 2001 and 2000 operating results, management does not consider realization of the deferred tax assets generated from operations to be more likely than not, and has established a valuation allowance against the gross deferred tax asset.

As of December 31, 2001, the Company had federal and state net operating loss carryforwards totaling approximately $228,000, which expire in 2022.


8.      EQUITY

COMMON STOCK

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors (the "Board"), subject to the prior rights of the holders of all classes of stock outstanding.

CONVERTIBLE PREFERRED STOCK

The authorized preferred stock of the Company consists of 10,000,000 shares at $.001 par value, of which 773,896 shares of Series A convertible preferred stock ("Series A Preferred Stock") and 426,898 shares of Series B convertible preferred stock ("Series B Preferred Stock") were outstanding as of December 31, 2001.

                                 Segmentz, Inc.

                          Notes to Financial Statements

                   Year Ended December 31, 2001 and the Period
          April 28, 2000 (Date of Inception) through December 31, 2000



8.      EQUITY (CONTINUED)

SERIES A CONVERTIBLE PREFERRED STOCK

In December 2001, the Company issued 773,896 shares of Series A Preferred Stock for the conversion of a $773,896 note payable.

Each share of the Series A Preferred Stock is convertible, at the option of the holder, at any time into shares of common stock of the Company at a conversion price equal to the trading price of the shares or at the price of the last placement of shares by the Company, whichever is less.

The holders of the preferred stock are entitled to vote, together with the holders of common stock, on all matters submitted to stockholders for a vote. Each preferred stockholder is entitled to the number of votes equal to the number of shares of preferred stock convertible at the time of such vote.

In the event of any distribution or liquidation event, the holders of the then outstanding Series A Preferred Stock shall receive a pro-rata distribution to be determined by performing a fictional conversion into common stock, and determining the pro-rata distribution of such proceeds on the basis "as-if converted," which is subordinate in classification to any debt classes and preferred stock, Series B, which may be outstanding at the time of such events.

SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK

In December 2001, the Company issued 426,898 shares of Series B Preferred Stock for the conversion of two notes payable totaling $426,898. Interest on the shares of the Series B Preferred Stock is cumulative at an interest of six percent per annum.

Each share of the Series B Preferred Stock is convertible, at the option of the holder, at any time into shares of common stock of the Company at a conversion price equal to the trading price of the shares or at the price of the last placement of shares by the Company, whichever is less.

The Series B Preferred Stock is redeemable at the option of the Company for cash at a rate of $1.00 per share and shares of common stock as payment for any accrued interest pursuant to the fixed interest rate of six percent through the date of the retirement, in the event that a notice to convert such shares of Series B Preferred Stock into common stock has not been made prior to such election to retire said shares.

                                 Segmentz, Inc.

                          Notes to Financial Statements

                   Year Ended December 31, 2001 and the Period
          April 28, 2000 (Date of Inception) through December 31, 2000



8.      EQUITY (CONTINUED)

The holders of the preferred stock are entitled to vote, together with the holders of common stock, on all matters submitted to stockholders for a vote. Each preferred stockholder is entitled to the number of votes equal to the number of shares of preferred stock convertible at the time of such vote.

In the event of any distribution or liquidation event, the holders of the then outstanding Series B Preferred Stock shall receive a pro-rata distribution to be determined by performing a fictional conversion into common stock, and determining the pro-rata distribution of such proceeds on the basis "as-if converted" which is subordinate in classification to any debt classes which may be outstanding at the time of such events.


9.      WARRANTS

In connection with the merger of Segmentz, Inc. and Trans-Logistics, Inc., the Company is required to issue 78,035 warrants to purchase common stock in the Company at a per share price of $.01, exercisable immediately, and expiring three years from the date of grant. The warrants are to be issued five days after the release of this report.


10.     STOCK OPTION PLAN

In October 2001, the Company adopted the 2001 Stock Option Plan (the "Plan"), under which it authorizes options to be granted to purchase 600,000 shares of common stock. The Plan entitles the holder to receive options to purchase common stock of the Company at a specified price in the future. The Board may grant options at its discretion and is responsible for determining the price to be paid for the shares upon exercise of each option, the period within which each option may be exercised, and any additional terms and conditions of each option. The Company granted no options under the Plan during the year ended December 31, 2001.


11.     RELATED PARTY TRANSACTIONS

The Company utilizes the trucking services of an entity related through common ownership. Expenses incurred during the periods ended December 31, 2001 and 2000 amounted to approximately $206,000 and $174,000, respectively. The expenses incurred for these services are not necessarily indicative of the amounts that may have been incurred had these services been provided by independent third parties.

                                 Segmentz, Inc.

                          Notes to Financial Statements

                   Year Ended December 31, 2001 and the Period
          April 28, 2000 (Date of Inception) through December 31, 2000



11.     RELATED PARTY TRANSACTIONS (CONTINUED)

In December 2001, the majority stockholder of the Company converted $181,898 of debt to 181,898 shares of Series B Preferred Stock.


12.     LEASE COMMITMENTS

The Company leases office space for its headquarters under a lease that expires in April 2006. The initial lease term is for a period of five years and the lease agreement includes an optional lease period of an additional three years. The Company also leases certain equipment under non-cancelable operating leases.

As part of the lease agreement, the Company has issued an unused letter of credit in the amount of $40,000. The amount required of the letter of credit is reduced by $8,000 per year and may be drawn if certain lease commitments have not been met or have been violated.

The following is a schedule by year of future minimum rental payments required under operating leases that have an initial or remaining non-cancelable lease term in excess of one year as of December 31, 2001:

         Year Ending
        DECEMBER 31,
             2002                                $    50,979
             2003                                     52,658
             2004                                     49,195
             2005                                     47,292
             2006                                     15,969
                                                 -----------
                                                 $   216,093

The Company leases facilities located in Atlanta, Georgia and Edison, New Jersey on an "at will" basis. Monthly rental payments for these facilities total approximately $94,000.

Rent expense amounted to $722,361 for the year ended December 31, 2001. There was no rent expense during the period ended December 31, 2000.

                                 Segmentz, Inc.

                          Notes to Financial Statements

                   Year Ended December 31, 2001 and the Period
          April 28, 2000 (Date of Inception) through December 31, 2000



13.     OTHER COMMITMENTS

The Company has an employment agreement with an officer of the Company that entitles the officer to receive a severance payment equal to the remaining salary owed under the employment agreement, plus the base salary for the next five years after the term of the employment agreement, including certain other benefits to be paid for following termination.

As previously disclosed, the Company has a stand by letter of credit amounting to $40,000.


14.     CONTINGENT LIABILITIES

The Company has been party to a lease in its Atlanta facility that it believed to be month-to-month pursuant to data provided by LMR, which was in operational control of the Company at the time the Company purchased the assets of QLS from bankruptcy and began utilizing the space in Forest Park, Georgia pursuant to providing logistic services for clients. The Company notified the landlord, IDI Services, Inc. ("IDI"), of its intentions to find smaller space and offered IDI an opportunity to provide a lesser facility size within the facility currently occupied by the Company. IDI informed the Company at that time that the Company was party to a lease arrangement that had previously not been disclosed or evidenced. As of February 28, 2002, IDI and the Company were engaged in discussions to resolve this misunderstanding in which the Company asserts that IDI accepted a letter of credit provided by LMR as inducement to enter into the lease with LMR with whom the Company had an arrangement to vacate the premises of its month-to-month sublease on 30 days written notice. IDI's assertion included a variety of material issues, including a representation that the Company was a prime lease holder with an obligation through May 2006. The Company has subsequently secured legal counsel and continues to assert that any lease documents that exist suggesting the Company's prime tenancy are not authorized by the Company, its board, or officers as provided for in the Company's bylaws. The Company continues to defend its position in this matter and believes that it will reach an amicable settlement pursuant to this issue.


15.     SEGMENT INFORMATION

Segment information has been prepared in accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." The Company has two reportable segments: truck hauling brokering and warehouse operations. The segments were determined based on the types of services provided by each segment. The Company had only one reportable segment until the purchase of QLS in 2001.

                                 Segmentz, Inc.

                          Notes to Financial Statements

                   Year Ended December 31, 2001 and the Period
          April 28, 2000 (Date of Inception) through December 31, 2000



15.     SEGMENT INFORMATION (CONTINUED)

The brokering operations arrange truckload transportation with dedicated Company equipment, owner operator fleet, and extensive agent partners throughout 48 states.

The warehousing operation, acquired in 2001, offers warehouse locations in two facilities covering the east coast. The Company is attempting to expand to offer smaller satellite facilities to enable conduit and direct route trucking solutions on a contracted, dedicated route basis to larger clients.



                                    TRUCKING           WAREHOUSE             TOTAL
                                -----------------------------------------------------
        Revenue                 $    5,596,318      $   2,859,448       $   8,455,766
        Other                                       $     609,964       $     609,964
        Interest expense        $      216,548                          $     216,548
        Depreciation            $        9,759      $      43,576       $      53,335
        Net loss                $   (1,111,667)     $     680,246       $    (431,421)
        Equipment               $       50,097      $     325,046       $     375,143
        Segment assets          $    1,521,197      $     671,620       $   2,192,817


ITEM 8. CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company changed its audit accounting firm from Valiente Hernandez, P.A. to Pender, Newkirk & Company on March 8, 2002 as detailed in Form 8-K, filed with the Securities and Exchange Commission on March 8, 2002.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

         The following sets forth information concerning the officers and directors, including their ages, present principal occupations, other business experience during the last five years, membership on committees of the board of directors and directorships in other publicly-held companies.

     NAME                AGE        POSITION WITH SEGMENTZ
Allan Marshall           34         Chairman & Chief Executive Officer
John S. Flynn            36         President & Chief Financial Officer
Dennis M. McCaffrey      33         Chief Operating Officer

         Allan Marshall was a director of Trans-Logistics from November 2000 to November 2001, when Trans-Logistics changed its name to Segmentz. He has served as Director and the Chief Executive Officer of Segmentz since its acquisition on November 1, 2001. Prior to Trans-Logistics and Segmentz, Mr. Marshall founded U.S. Transportation Services, Inc. ("UST") in 1995, whose main focus was third party logistics. UST was sold to Professional Transportation Group, Inc. in January of 2000 and Professional Transportation Group ceased business in November of 2000. Prior to 1995, Mr. Marshall served as Vice President of U.S. Traffic Ltd, where he founded their USA Logistics division.

            John S. Flynn, is a Senior Managing Member of Aspen Rhodes Capital Corporation, LLC ("Aspen Rhodes"). Prior to co-founding Aspen Rhodes, Mr. Flynn was an entrepreneur, developing a nationwide computer service company, a regional environmental service firm and a management consulting firm. Mr. Flynn has completed over $500 million of funding in his career, including asset based capital market products, below investment grade bonds and private equities. He has completed numerous merger transactions and consulting related to acquisitions for Small and Micro cap public companies, including Westbury Metals Group, US Automotive and RT Industries during his career.

         Dennis McCaffrey served as the Chief Operations Officer of UST since 1996, before joining the Company in November 2000. He was responsible for creating and implementing strategic business plans; supervising operations staff; designing and managing all sales and marketing programs; assisting in the design and implementation of their internal software program; and forming strategic alliances with contract carriers including U.S. Express, MS Carriers, Heartland Express, and Swift Transportation. When UST was sold to Professional Transportation Group in 2000, Mr. McCaffrey served as an Operations Manager for the Florida division. Mr. McCaffrey also worked as the Operations Manager for U.S. Traffic Ltd's U.S. operations from 1992 to 1996. Previously, Mr. McCaffrey served in the United States Marine Corps from 1988 to 1992. Mr. McCaffrey, as Chief Operating Officer, is directly responsible for the management, growth and success of Trans-Logistics transportation, brokerage, and logistics operations.

Compliance with Section 16(a) of the Securities and Exchange Act of 1934

Section 16(a) of the Securities and Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") and any securities exchanges on which the equities of the Company trade, initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. No filings of such persons have been made to date.


ITEM 10.  EXECUTIVE COMPENSATION

         Executive Officers

         The Company's Board appoints the executive officers to serve at the discretion of the Board. Directors who are also employees receive no compensation for serving on the Board. The Company's non-employee directors receive no compensation for serving on the Board. The Company intends to reimburse non-employee directors for travel and other expenses incurred in connection with attending the Board meetings.

         Allan Marshall, the Company's Chief Executive Officer, received approximately $75,000 in compensation for the year ended December 31, 2001.

EMPLOYMENT AGREEMENTS

      The Company has entered into an Employment Agreements with Allan Marshall, the Company's Chief Executive Officer, which terminates on November 15, 2006. The agreement shall be automatically extended for an additional one-year period after the initial term unless at least 30 days prior to the termination date either the Company or Mr. Marshall give written notice to the other that the Employment Agreement will not be renewed. Mr. Marshall will receive an annual base salary of $150,000 plus a non-accountable expenses allowance of $35,000 per year, which may be increased at the discretion of the Board. Additionally, Mr. Marshall may be eligible to receive an annual bonus based on the Company's financial performance in the form of stock options and cash not to exceed 15% of his base salary.

         The Company has offered an Employment Agreement to John S. Flynn, the Company's President which terminates December 31, 2005. This Agreements provides for an annual base salary of $120,000.00, a non-accountable expense allowances of $1,000 per month, auto, health and cellular phone reimbursement and bonus of $30,000.00 payable in warrant value or cash, at the discretion of the Board of Directors. As of March 31, 2002, the Employment Agreement has not been executed.

KEY MAN INSURANCE
        The Company intends to obtain a life insurance policy in the amount of $1,000,000 on the life of Allan Marshall, the Company's Chief Executive Officer. The proceeds of the policy would be payable to the Company.

STOCK OPTION PLAN
         On November 1, 2001, the majority stockholders of the Company approved the 2001 Stock Compensation Plan. The number of shares of common stock which may be issued under the 2001 Plan shall initially be 600,000 shares which amount may, at the discretion of the Board, be increased from time to time to a number of shares of common stock equal to 5% of the total outstanding shares of common stock, provided that the aggregate number of shares of common stock which may be granted under the 2001 Plan shall not exceed 600,000 shares. The Company may also utilize the granting of options under the 2001 Plan to attract qualified individuals to become its employees and non-employee directors, as well as to ensure the retention of management of any acquired business operations. Under the 2001 Plan the Company may also grant restricted stock awards. Restricted stock represents shares of common stock issued to eligible participants under the 2001 Plan subject to the satisfaction by the recipient of certain conditions and enumerated in the specific restricted stock grant. Conditions which may be imposed include, but are not limited to, specified periods of employment, attainment of personal performance standards or the Company's overall financial performance. The granting of restricted stock represents an additional incentive for eligible participants under the 2001 Plan to promote the Company's development and growth, and may be used by the management as another means of attracting and retaining qualified individuals to serve as the Company's employees and directors. Currently, no options have been granted to employees, consultants, officers or directors.

COMPENSATION TABLE
      The information set forth below concerns the cash and non-cash compensation to certain of the Company's executive officers for each of the past two fiscal years ended December 31, 2001 and 2000. In each case, the compensation listed was paid by Trans-Logistics.



                           Summary Compensation Table
Name               Year       Annual Compensation                           Long-term Compensation
Position
                                                      Other                 Awards                Payouts    Other
                              Salary       Bonus      Annual Compensation                                    Compensation




                                                                            Restricted Securities LTIP       ($$$)
                                                                            Stock      Underlying Payouts/
                                                                                       SARS
Allan J. Marshall  2001       $75,000      $0         $0                    $0         $0         $0         $0
CEO


                   2000       $0           $0         $0                    $0         $0         $0         $0

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The table below sets forth, as of April 1, 2002, certain information with respect to the beneficial ownership of the Common Stock of the Company by each person who the Company knows to be a beneficial owner of more than 5% of any class or series of the Company's capital stock, each of the directors and executive officers individually, and all directors and executive officers as a group.

(1)      Allan Marshall and Christine Often are husband and wife.

Name                       Shares Beneficially              Percentage of
                               Owned                           Shares
Allan Marshall(1)            4,187,876                          64.4
Christine Otten (1)          1,794,804                          27.6
                             ---------                          -----
                             5,982,680                          92.0%

Ownership of Preferred Stock if Converted*

Name                      Shares Beneficially                Percentage of
                              Owned                             Shares
Allan Marshall(1)            4,187,876                         54.4%
Christine Otten (1)          1,794,804                         23.3%
                             ---------
                             5,982,680

Bryant Plastics                773,896                          10.0%
(Series B)

Bryant Plastics                245,000                           3.2%
(Series A)

Allan J. Marshall              181,898                           2.4%
                               -------                           ----
(Series A)       Total:      7,703,707                          93.3%

         As of April 1, 2002, there were a total of 6,502,913 shares of the Company's common stock outstanding, of which 520,233 shares are held by approximately 464 shareholders of record, 5,982,680 shares are held by the principal shareholder, 773,896 shares of the Company's Series B Preferred Stock outstanding, held by one shareholder of record as disclosed in the above table, and 426,898 shares of the Company's Series A Preferred Stock outstanding, held by two shareholders of record as disclosed in the above table.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has as of December 31, 2001, no outstanding balances due to Allan Marshall or to ATECH, a company owned solely by Mr. Marshall, both having numerous transactions completed with the Company during the fiscal year ending December 31, 2001. In December 2001, Allan Marshall converted $181,898 of debt due from the Company to him, to 181,898 shares of Series B Preferred Stock.

         The Company utilized facilities, equipment, and employees of this related company in return for a commission paid equal to 85% of operating revenues less direct expenses. As of January 1, 2002, the Company does not intend to conduct any business with ATECH, without obtaining approval of the Board of Directors. Expenses incurred during the periods ended December 31, 2001 and 2000 amounted to approximately $206,000 and $174,000, respectively. The expenses incurred for these services are not necessarily indicative of the amounts that may have been incurred had these services been provided by independent third parties. (See ITEM 5 and ITEM 7 of this Form 10-KSB).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The list of Financial Statements and Notes required by Item 7 are included as Item 7.

(b) On March 8, 2002, the Company filed Form 8-K to evidence the change in audit accounting firms from Valiente, Hernandez, P.A. to Pender, Newkirk and Company.

(c)   Exhibits:

a.    None

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Tampa, State of Florida, on April 12, 2002.


                                               SEGMENTZ, INC.

DATE:  April 12, 2002                      By:  /s/ Allan Marshall
                                                --------------------
                                                Allan Marshall, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on April 12, 2002.

         Signature                                  Title

     /s/ Allan J. Marshall
 --------------------------------       Chairman of the Board of Directors
    Allan J. Marshall                     and Chief Executive Officer

     /s/ John S. Flynn
 --------------------------------
    John S. Flynn                      President and Chief Financial Officer

    /s/ Dennis McCaffrey
 --------------------------------
    Dennis McCaffrey                    Chief Operating Officer