Form 10QSB
period 2002-03-31
SEGMENTZ INC
filed 2002-05-20
CIK 1166003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

-----------------------------

FORM 10-QSB

(Mark One)

(X) Quarterly report pursuant to section 13 or 15(d) of the SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2002

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934 for the transition period from to

Commission File Number 000-49606

SEGMENTZ, INC.

(Name of Small Business Issuer in Its Charter)

                                                            Delaware                                          (I.R.S. Employer Identification No.)

                                        (State or other jurisdiction of                                           75-2928175

                                        incorporation or organization)

                       18302 Highwoods Preserve Parkway, Suite 210                                  33647

                                             Tampa, Florida

                          (Address of Principal Executive Offices)                                       (Zip Code)

(813) 989-2232

(Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or forsuch shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the

Exchange Act after the distribution of Securities under a plan confirmed by court.

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuers classesof common stock, as of the latest practicable date:

The registrant has 6,502,913 shares of its common stock issued and outstanding as of March 31, 2002.

The registrant has 1,200,794 shares of its preferred stock issued and outstanding as of March 31, 2002.

Traditional Small Business Disclosure Format (check one) Yes [ ] No [X]

Item 1. Financial Statements.

Financial Statements

Segmentz, Inc.

Three Months Ended March 31, 2002 and 2001 (Unaudited)

Segmentz, Inc.

Financial Statements

Three Months Ended March 31, 2002 and 2001 (Unaudited)

Contents

Financial Statements:

Notes to Financial Statements.....................................5-7

Segmentz, Inc.

Balance Sheet

March 31, 2002 (Unaudited)

Assets

Current assets:

Cash and cash equivalents                                             $ 248,310

Accounts receivable, net of allowance of $45,000              657,932

Other receivables                                                                57,728

Prepaid expenses and other current assets                          191,626

Total current assets                                                         1,155,596

Equipment, net of accumulated depreciation                       302,601

Other assets:

Note receivable                                                                425,000

Other receivables, net of allowance of $200,000                 64,833

Loans and advances                                                         57,051

Total other assets                                                             546,884

                                                                                   $ 2,005,081

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable                                                                       $ 427,069
Line of credit                                                                                 238,902
Accrued salaries and wages                                                           15,305
Accrued expenses, other                                                                 26,750
Income tax payable                                                                        25,000
Obligation due under factoring arrangement                              391,130
Total current liabilities                                                              1,124,156

Stockholders’ equity:
Convertible preferred stock; 10,000,000 shares
authorized; 1,200,794 shares issued and outstanding              1,200,794
Common stock; $.001 par value; 40,000,000 shares
authorized; 6,502,913 shares issued and
outstanding                                                                                     6,503
Additional paid-in capital                                                             (6,403)
Accumulated deficit                                                                  (319,969)
Total stockholders’ equity                                                          880,925

                                                                                              $ 2,005,081

The accompanying notes are an integral part of the financial statements. 1

Segmentz, Inc.

Statements of Operations (Unaudited)

                                                                                                                                   Three Months Ended
                                                                                                                                            March 31,     March 31,
                                                                                                                                                 2002            2001
Revenues:
Operating revenue                                                                                                            $ 2,146,631 $ 1,705,349
Consulting and other revenue                                                                                                    3,749              340
Total Revenues:                                                                                                                   2,150,380    1,705,689
Expenses:
Operating expenses                                                                                                               1,665,177  1,447,364
General and administrative expenses                                                                                      361,843     114,102
                                                                                                                                              2,027,020   1,561,466

Income before taxes                                                                                                                123,360       144,223

Income tax expense                                                                                                                  25,000        44,800

Net income                                                                                                                             $ 98,360    $ 99,423

Basic earnings per common share                                                                                               $.02           $.02

Basic weighted average common shares outstanding                                                         6,502,913  6,502,913

Diluted earnings per common share                                                                                            $.01           $.02

Diluted weighted average common shares outstanding                                                      8,904,501  6,502,913

The accompanying notes are an integral part of the financial statements. 2

Segmentz, Inc.

Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2002 (Unaudited)

          Preferred Stock
        Shares      Amount

Balance, December 31, 2001                                                                                                         1,200,794    $ 1,200,794

Net income for the period

Balance, March 31, 2002                                                                                                               1,200,794    $ 1,200,794

The accompanying notes are an integral part of the financial statements.

                                                          Additional

Common Stock                                    Paid-In                     Accumulated

      Shares                     Amount          Capital                           Deficit                                Total

      6,502,913                $ 6,503        $ (6,403)                   $ (418,329)                          $ 782,565

                                                                                                  98,360                                98,360

       6,502,913               $ 6,503        $ (6,403)                   $ (319,969)                          $ 880,925

Segmentz, Inc.

Statements of Cash Flows (Unaudited)

Three Months Ended
       March 31,
       2002         2001
Operating activities
Net income                                                                                                                                 $ 98,360      $ 99,423
Adjustments to reconcile net income to net cash provided
(used) by operating activities:
Bad debt expense                                                                                                                          23,928
Depreciation and amortization                                                                                                     24,934         6,467
(Increase) decrease in:
Accounts and other trade receivables                                                                                         326,716     (682,314)
Prepaid expenses and other assets                                                                                               51,907       (67,092)
Increase (decrease) in:

Accounts payable                                                                                                                      (196,608)     (49,753)
Accounts payable to related party                                                                                                                     (5,028)
Accrued expenses                                                                                                                     (105,059)     220,107
Income taxes payable                                                                                                                   25,000       44,800
Total adjustments                                                                                                                        150,818    (532,813)
Net cash provided (used) by operating activities                                                                         249,178    (433,390)

Investing activities
Purchases of equipment                                                                                                                (5,727)      (3,096)
Loans, advances, and other receivables                                                                                      (25,201)
Net cash used by investing activities                                                                                            (30,928)      (3,096)

Financing activities
Net obligations incurred under factoring arrangements                                                            (248,331)    481,202
Proceeds from issuance of debt                                                                                                   238,902
Net cash (used) provided by financing activities                                                                           (9,429)    481,202

Net increase in cash                                                                                                                    208,821      44,716

Cash, beginning of period                                                                                                            39,489       1,709

Cash, end of period                                                                                                                 $ 248,310  $ 46,425

The accompanying notes are an integral part of the financial statements. 4

Segmentz, Inc.

Notes to Financial Statements

Three Months Ended March 31, 2002 and 2001 (Unaudited)

1. Basis of Presentation

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month periods ended March 31, 2002 and 2001, (b) the financial position at March 31, 2002, and (c) cash flows for the three-month periods ended March 31, 2002 and 2001, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2001. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of those to be expected for the entire year.

2. Contingent Liabilities

The Company has been party to a lease in its Atlanta facility that it believed to be month-to-month pursuant to data provided by LMR. In cooperation with LMR, the Company purchased the assets of QLS from bankruptcy and began utilizing the space in Forest Park, Georgia pursuant to providing logistic services for clients. The Company notified the landlord, IDI Services, Inc. (“IDI”), of its intentions to find smaller space and offered IDI an opportunity to provide a lesser facility size within the facility currently occupied by the Company. IDI informed the Company at that time that the Company was party to a lease arrangement that had previously not been disclosed or evidenced. IDI and the Company are engaged in discussions to resolve this misunderstanding in which the Company asserts that IDI accepted a letter of credit provided by LMR as inducement to enter into the lease with LMR with whom the Company had an arrangement to vacate the premises of its month-to-month sublease on 30 days written notice. IDI’s assertion included a variety of material issues, including a representation that the Company was a prime lease holder with an obligation through May 2006. The Company has secured legal counsel and continues to assert that any lease documents that exist suggesting the Company’s prime tenancy are not authorized by the Company, its board, or officers as provided for in the Company’s bylaws. The Company continues to defend its position in this matter and believes that it will reach an amicable settlement pursuant to this issue.

Segmentz, Inc.

Notes to Financial Statements

Three Months Ended March 31, 2002 and 2001 (Unaudited)

3. Sale of Accounts Receivable

During the first quarter of 2002, the Company entered into an agreement with a financing company to purchase certain receivables of the Company without recourse at a rate estimated to be one percent per ten days outstanding. The Company is treating this as a sales transaction in accordance with Statement of Financial Accounting Standards No. 140, the receivable is removed from the assets of the Company on the date of sale of the receivable in exchange for cash received, and the reserve is held until the receivable is paid to the purchaser (at which time, the remaining balance due to the Company, if any, is paid).

4. Line of Credit

As of December 31, 2001, the Company had entered into an agreement with a related party to provide a line of credit up to $1.0 million. At December 31, 2001, that party agreed to convert its outstanding balance of $773,896 to Series A preferred stock of the Company. The Company currently has up to $250,000 available under the facility, of which $238,902 is outstanding as of March 31, 2002.

5. Income Taxes

Income tax expense for the three months ended March 31, 2002 is based on the Company’s estimate of the effective tax rate expected to be applicable for the full year. The effective tax rate of 37.5 percent for the three months ended March 31, 2002 differs from the statutory rate because of the effects of utilizing a net operating loss carryover.

6. Earnings Per Share

Common stock equivalents in the three-month period ended March 31, 2001 for basic and diluted earnings per share are the same as there were no dilutive securities outstanding at March 31, 2001.

Segmentz, Inc.

Notes to Financial Statements

Three Months Ended March 31, 2002 and 2001 (Unaudited)

7. Segment Information

Segment information has been prepared in accordance with Statements of Financial Accounting Standards No. 131, “Disclosure About Segments of an Enterprise and Related Information.” The Company has two reportable segments: truck hauling brokering and warehouse operations. The segments were determined based on the types of services provided by each segment. The Company had only one reportable segment until the purchase of QLS in April 2001.

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

                                                                                                                                                                           Three Months Ended March 31, 2002

                                                                                                                                                                           Trucking         Warehouse           Total

Revenue                                                                                                                                                         $ 1,176,633           $ 969,997      $ 2,146,631

Other                                                                                                                                                               $       3,749            $            0      $       3,749

Depreciation                                                                                                                                                   $      3,885            $    21,049     $     24,934

Net (loss) income                                                                                                                                           $  (90,891)           $  214,251     $   123,360

Equipment, net of accumulated
depreciation                                                                                                                                                    $    35,676          $    266,925    $    302,601

Segment assets                                                                                                                                              $1,575,729         $    429,352    $ 2,005,081

                                                                                                                                                                           Three Months Ended March 31, 2001

                                                                                                                                                                           Trucking            Warehouse        Total

Revenue                                                                                                                                                         $ 1,705,394          $              0    $ 1,705,349

Other                                                                                                                                                              $            340          $             0     $          340

Net income                                                                                                                                                    $       99,423          $             0     $     99,423

Equipment                                                                                                                                                     $         3,060          $             0      $      3,060

Segment assets                                                                                                                                            $ 1,322,553           $             0     $ 1,322,553

Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

The Company is focusing resources that will enable delivery of a suite of transporation brokerage, agent and business operational services to various partners and existing clients over the next fiscal year. The Company will continue to examine all segments of its business and all existing client relationships to ensure that operations continue to achieve profitability and stable growth.

The Company currently has credit facilities with Yankton Factors and Riviera Finance of $1,000,000 each and continues to negotiate with asset based lenders to consolidate borrowings at more favorable market rates. The Company will devote resources towards consolidation of borrowings that are more cost effective and that provide the Company with adequate room for continued growth. The Company believes the current facilities provide adequate capital for continued operations in the event it cannot secure alternative funding in accordance with these efforts.

The Company has increased its short term capital ratios from last fiscal year ended December 31, 2001 to period ended March 31, 2002 to mitigate cash flow concerns and short term capital requirements. It has negotiated more reasonable terms with significant third party service providers and secured better payment terms with its major customers. The Company had, at period ended March 31, 2002, $248,310 of cash and cash equivalents compared with $39,489 at fiscal year ended December 31, 2001. The Company believes it has enough cash on hand to continue to operate for the next twelve months without outside capital but continues to seek equity capital to enable it to reduce borrowing costs and expand its markets pursuant to its plans.

The Company plans to consolidate and reduce its warehouse facility size in Atlanta, GA to correspond with anticipated needs and its model to operate facilities at or near capicity. In connection with this reduction in space, the Company is selling materials and equipment that are not needed in connection with the delivery of warehouse services to its major clients. The Company has booked gains on the sale of equipment, in connection with its facility expansion in Edison, NJ, and may realize additional gain on sale in connection with the facility reduction in Atlanta, GA. The sale of equipment will enhance short term capital ratios as the Company converts some long term assets into cash and equivalents.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements. This Form 10-QSB includes "forward-looking statements" within the meaningof Section 27A of the  Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements,  other thanstatements of historical facts, included or incorporated by reference in thisForm 10-QSB which address activities,  events or developments which the Companyexpects or anticipates will or may occur in the future, including such things as  future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion  and growth of the Company's business and operations, and other such matters are forward-looking statements.  These statements  are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical  trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances.  However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a  number of risks and uncertainties, general economic  market and business conditions; the business opportunities (or lack thereof)  that may be presented to and pursued by the Company;  changes in laws or  regulation; and other factors, most of which are beyond  the control of the Company.This Form10-QSB contains statements that constitute "forward-looking statements." These forward-looking  statements can be identified by the use ofpredictive, future-tense or forward-looking terminology, such as "believes," "anticipates,"  "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration andinclude statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect  to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history;  (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans.  Investors are cautioned that any  such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and  that actual results may differ materially from those projected in the forward-looking statements as a result of various factors.   Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history,  potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.  Consequently, all of the forward-looking statements made in this Form 10-QSBare qualified by these cautionary  statements and  there can be no assurance that the actual results or developments anticipated by the Company will berealized or, even if  substantially realized, that they will have the expectedconsequence to or effects on the Company or its business or operations.   The Company assumes no obligations to update any such forward-looking statements.

General

Through its subsidiaries, the Company operates in three inter-related areas of the logistics support service and transportation business:

Warehousing -- The Company provides onsite labor, computer technology, equipment, facilities and management to clients to fulfill third party logistics service requirements of those clients.

Trucking -- The Company provides point to point delivery of goods for clients on a truckload and less than truckload (LTL) basis.

Broker, Agent & Owner/Operator Services -- The Company provides direct connection to software products that allow brokers, agents and independent owner/operators to provide captive and near-captive fulfillment services for trucking clients. The
Company also provides advance funding and fuel funding to enable these third party providers to expand their busines operations  and to increase margins withing the trucking segment of the Company's business.

For the period ended March 31, 2002 compared to the period ended March 31, 2001.

Revenues increased approximately $444,691, or 26.7%, to approximately $2,150,380 for the period ended March 31, 2002, as compared to approximately $1,705,689 for the period ended March 21, 2001. This increase was primarily due to increase in revenues achieved consequential to the acquisition of Q Logistics from bankruptcy and increase of revenues in the business lines of the Company.

Revenue for the Trucking segment of our business decreased approximately $528,761 from $1,705,394 for the period ended March 31, 2001 to $ 1,176,633 for the period ended March 31, 2002. This decrease was primarily due to management strategies to focus on profitable niche business relationships and reduce related overhead to build long term growth in all segments and stricter credit qualifications for clients in this segment that have resulted from historically slow payment histories amongst larger transportation clients.

Revenue for the Warehouse segment of our business was $969,997 for the period ended March 31, 2002 compared with $0 for the period ended March 31, 2001. The purchase of Q Logistics from bankruptcy enabled the Company to build a profitable entry to this sector of the third party logistics support business and the Company continues to focus on profitable segments of this business and the relationship between this segment and transportation services and trucking.

Costs of services provided, which consist primarily of payment for trucking services, fuel, insurance, sales, marketing and general and administrative support increased by approximately $465,554, or 29.8%, to approximately $2,027,020 for the period ended March 31, 2002, as compared to approximately $1,561,466 for the period ended March 31, 2001. As a percentage of revenues Trucking and transport related services of fuel, insurance, sales and marketing are aggregated as cost of goods sold and amounted to 77.44% of related revenues for the period ended March 31, 2002, as compared with 84.8% for the period ended March 31, 2001, and general and administrative expenses increased from 6.7% of gross revenues for the period ended March 31, 2001 to 16.8% of gross revenues for the period ended March 31, 2002.

The Company realized income from continuing operations before provisions for income taxes of approximately $123,360 for the period ended March 31, 2002, compared with income from continuing operations before provisions for income taxes of approximately $144,223 for the period ended March 31, 2001.

Although the Company has tax loss carryforward from earlier periods, GAAP accounting requires a provision for taxes of $25,000 for the period ended March 31, 2002, leaving net profits of $98,360 compared with net profits after provisions for income taxes of $99,423 from the period ended March 31, 2001, while diluted income per share from continuing operations for the period ended March 31, 2002 decreased by one cent per share to $.01 per share, as compared to $.02 per share for the same period in 2001.

Revenue Recognition

The Company operates tractors and trailers, which may be owned by the Company or provided by independent owner-operators, for clients that ship products throughout North America. The Company has insurance and requisite authorities, licenses and permits that enable it to haul various types of freight for third parties on an as-needed basis. The Company recognizes revenues in this line of its business that are directly tied to the relationship between the Company, its customers and third parties who, from time to time, may fulfill transportation requirements. When the Company has a client and a load to ship, and a third party trucking company provides fulfillment for that load, the Company bills the client directly for the gross value of trucking services. In cases where the Company refers a client to a third party company who provides trucking services, the Company would act as a broker in such transactions and would be paid by the fulfillment firm a commission.  The Company only reports “income” as such definitions apply and has provided trucking service and brokered services throughout the past fiscal year.

Contingent Liabilities

The Company has been party to a lease in its Atlanta facility that it believed to be month-to-month pursuant to data provided by LMR. In cooperation with LMR, the Company purchased the assets of Q Logistics ghffrom bankruptcy and began utilizing the space in Forest Park, Georgia pursuant to providing logistic services for clients. The Company notified the landlord, IDI Services, Inc. (“IDI”), of its intentions to find smaller space and offered IDI an opportunity to provide a lesser facility size within the facility currently occupied by the Company. IDI informed the Company at that time that the Company was party to a lease arrangement that had previously not been disclosed or evidenced. IDI and the Company are engaged in discussions to resolve this misunderstanding in which the Company asserts that IDI accepted a letter of credit provided by LMR as inducement to enter into the lease with LMR with whom the Company had an arrangement to vacate the premises of its month-to-month sublease on 30 days written notice. IDI’s assertion included a variety of material issues, including a representation that the Company was a prime lease holder with an obligation through May 2006. The Company has secured legal counsel and continues to assert that any lease documents that exist suggesting the Company’s prime tenancy are not authorized by the Company, its board, or officers as provided for in the Company’s bylaws. The Company continues to defend its position in this matter and believes that it will reach an amicable settlement pursuant to this issue.

Liquidity and Capital Resources

Cash and cash equivalents were approximately $248,310 at March 31, 2002, compared with $39,489 at December 31, 2001. This increase of approximately $208,821 was primarily a result of the Company's cash flow management initiatives and aggressive methods focused on building cash reserves and short term liquidity.

During the fiscal year ended December 31, 2001, the Company entered into a $1,000,000 factoring facility with Yankton Factors that provides for 97.5% advance rate against eligible receivables defined as those receivables which are likely to be paid to the Company within ninety days from the invoicing for services, this facility bears interest of 2.5% for up to 75 days of credit and is estimated to have an annual cost of approximately prime rate plus eighteen percent to the Company. The facility is currently unsecured and has outstanding balances due of $391,130 as of period ended March 31, 2002. In February 2002, the Company entered into a $1,000,000, factoring facility with Riviera Finance that provides for sale of eligible receivables without recourse with regards to credit and collections. The Company sells receivables to Riviera at a discount to their face value and does not collect or assume credit risk consequential to this sale.

The Company has embarked upon an aggressive campaign to manage cash that has resulted in greater anticipated levels of cash available for operations which it believes will be adequate to fund operations and financial requirements in the next fiscal year. At December 31, 2001, the Company arranged for the conversion of debt due to related parties to preferred equities.

Our strategy is to continue to expand through acquisitions and internal development. We intend to seek, on a selective basis, acquisition of businesses that have product lines or services which complement and expand our existing services and product lines, and provide us with strategic distribution locations or attractive customer bases. Our ability to implement our growth will depend on a number of things which may be beyond our control. Successful deployment of this strategy will be dependent on our ability to identify, consummate and assimilate such acquisitions on desirable economic terms. There can be no assurance that we will be successful in implementing our growth strategy. Our ability to implement our growth strategy will also be dependent upon obtaining adequate financing. We may not be able to obtain financing on favorable terms.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not currently a party to any legal proceedings.

Item 2. Changes in Securities.

The Company did not issue new equity securities in the period ended March 31, 2002.

Item 3. Defaults Upon Senior Securities.

The Company is not in default in any Senior Securities or material obligations.

Item 4. Submission of Matters to a vote of Security Holders.

Item 5. Other Information.

There is no information to report for the period ended March 31, 2002.

Item 6. Exhibits and Reports on Form 8-K

(a) EXHIBITS

None

(b) REPORTS ON FORM 8-K

On March 8, 2002, the Company filed Form 8-K to advise of a change in accounting firm from Valiente, Hernandez P.A. to Pender, Newkirk & Company.

SIGNATURES.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SEGMENTZ, INC.

                                By:  /s/    Allan J. Marshall
                                     Chief Executive Officer

Date:   May 19, 2002