Form 10KSB/A
period 2002-03-31
SEGMENTZ INC
filed 2002-07-18
CIK 1166003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1 TO

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

incorporation or organization)

18302 Highwoods Preserve Pkwy, Tampa, FL 33647

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

Common Stock, $0.001 par value

(Title of Class)

The registrant has 6,502,913 shares of its common stock issued and outstanding as of December 31, 2001.

Convertible Preferred Stock $.001 par value

The registrant has 1,200,794 shares of Convertible preferred stock issued and outstanding as of December 31, 2001.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB________.

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past ninety (90) days________.

Transitional Small Business Disclosure Format: Yes ____ No X

State Registrant’s revenues for its most recent fiscal year: $8,467,230.00

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 1, 2002. No active trading market exists for the Registrant’s Capital Stock.

DOCUMENTS INCORPORATED BY REFERENCE – NONE

Traditional Small Business Disclosure Format:

Yes______ No _X__

TABLE OF CONTENTS

PART I

ITEM 1. DESCRIPTION OF BUSINESS...............................................

ITEM 2. DESCRIPTION OF PROPERTY............ ..................................

ITEM 3. LEGAL PROCEEDINGS....................................................

ITEM 4. SUBMISSION OF MATTERS TO A VOTE

OF SECURITY HOLDERS.............................................

PART II

ITEM 5. MARKET PRICE FOR COMMON EQUITY

AND RELATED STOCKHOLDER MATTERS.................................

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS

OR PLAN OF OPERATION............................................

ITEM 7. FINANCIAL STATEMENTS.................................................

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE..........................

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS,

PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(A) OF THE

EXCHANGE ACT.....................................................

ITEM 10. EXECUTIVE COMPENSATION...............................................

ITEM 11. SECURITY OWNERSHIP OF CERTAIN

BENEFICIAL OWNERS AND MANAGEMENT.................................

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................

PART IV

ITEM 13. EXHIBITS AND REPORTS ON

FORM 8-K..........................................................

SIGNATURES.....................................................................

INDEX TO EXHIBITS..............................................................

PART III..............................................................

ITEM 1. INDEX TO EXHIBITS.......................................

ITEM 1. DESCRIPTION OF BUSINESS

CURRENT BUSINESS

Segmentz, Inc. (the "Company"), a Delaware corporation, is a Tampa, Florida based company that provides transportation logistics management services and support for mid-sized and national corporate clients. The Company serves direct users of transport, storage, staging, warehouse services and other logistics services.

The Company and its subsidiary Trans-Logistics, Inc., a Florida corporation ("Trans-Logistics"), have principal executive offices located at 18302 Highwoods Preserve Parkway, Suite 210, Tampa, Florida 33467. The telephone number is (813) 989-2232. The Internet web site addresses are http://www.trans-logistics.com and http://www.segmentz.com or http://www.segmentz.net. The Company provides several niche services within the industry more broadly known as the supply chain management industry, including transportation logistics, management and delivery. (See "Description of Business - Products and Services").

The Company serves direct users of transport, storage, staging, warehouse service and other logistics services, as well as larger companies that include Bax Global, Quebecor World Logistics, Inc. (“Quebecor”), and CH Robinson, Inc. The Company offers warehouse locations in two facilities covering the east coast and is attempting to expand to offer smaller satellite facilities to enable conduit and direct route trucking solutions on a contracted, dedicated route basis to larger clients.

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

HISTORY OF SEGMENTZ

The Company's predecessor, WBNI, originally known as Rose Auto Stores-Florida, Inc. ("Rose"), was organized for the purpose of operating a specialty automotive aftermarket parts and accessory retail store in South Florida. Rose began experiencing financial difficulties in 1990 following its acquisition by WSR Corporation. By 1997 an involuntary petition of bankruptcy was filed against Rose. Subsequent thereto, Rose and the committee of unsecured creditors worked together to develop a plan in bankruptcy.

Rose emerged from the involuntary bankruptcy proceedings by filing a Plan under Chapter 11 of the United States Bankruptcy Code on February 10, 1999. The case was administered by the United States Bankruptcy Court, Southern District of Florida (Miami Division) (the "court"). The court entered an order approving the Plan on April 22, 1999.

The Plan provided for the liquidation of Rose's assets and distribution of the proceeds to secured, priority and unsecured creditors. The Plan further provided that Rose would remain in existence, although all capital stock outstanding as of the date of the bankruptcy petition was canceled. Under the Plan, Rose secured post-petition financing in the amount of $ 10,000 from Halter Financial Group, Inc. ("HFG") to meet the cost and expense of the reorganization effort. In satisfaction of HFG's administrative claim for such amount and for the services rendered and expenses incurred in connection with the anticipated acquisition or merger transaction between Rose and a privately held operating company, HFG received 60% of the newly-issued shares of common stock of the reorganized Company. Creditors with allowed unsecured claims received a PRO RATA distribution of 40% of such common stock.

The following is a schematic diagram of the history of Segmentz and its merger with Trans-Logistics:

--------------------------------------------------------

Rose Auto Stores -- Florida

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

5,982,680 shares for 100 shares of

TRANSL Holdings, Inc., which wholly owns

Trans-Logistics, Inc.

-----------------------------------------------------------

On November 1, 2001, WBNI changed

its name to Segmentz, Inc.

-----------------------------------------------------------

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

On October 29, 2001, WBNI exchanged 5,982,680 shares of its common stock for 100 shares of the common stock of TRANSL Holdings, Inc., a Delaware corporation ("TRANSL"). WBNI now wholly owns TRANSL, which wholly owns Trans-Logistics, Inc., a Florida Corporation (Trans-Logistics). Trans-Logistics agreed to pay Turner Capital Partners, LLC a fee of $75,000 for consulting services related to the WBNI transaction, which has been paid.

HISTORY OF TRANS-LOGISTICS

Trans-Logistics is a logistics and brokerage organization serving irregular route, long haul, and common motor carriers of general commodities. The Company is a Florida corporation and was formed on April 28, 2000.

Pursuant to a Stock Purchase Agreement, dated as of January 1, 2001 (the “Stock Purchase Agreement”), by and between Logistics Management Resources, Inc.(“LMRI”), Trans-Logistics, Inc., Christine Otten (the then sole stockholder of Trans-Logistics) and Allan Marshall, the Chief Executive Officer of Trans-Logistics, Ms. Otten agreed to sell her shares of common stock in Trans-Logistics to LMRI for:

i) $80,000 (payable $40,000 immediately following the execution of the Stock Purchase Agreement and 18,000,000 shares of Common Stock of LMRI);

ii) The value of all Trans-Logistics accounts receivable at the closing date (with a provision that provided minimum realized value of $230,000);

iii) Four times (4X) the gross profits of Trans-Logistics, Inc. (labeled as gross brokerage commissions but defined as trucking sales minus cost of sales for the period October 1, 2001-December 31, 2001, and:

iv)Guaranteed sale value on 18,000,000 shares of common stock of the Company.

Subsequent to January 1, 2001, LMRI failed to pay the purchase price for Ms. Otten's Trans-Logistics shares and Trans-Logistics experienced losses consequential to its partnership during the time under which Christine Otten believed the Company was in the process of combining its purpose and business operation with LMRI. Direct cost of the merger including legal expenses, accounting expenses, opportunities lost, cost to finance expansion and client acquisition and cost to examine the Q logistics transaction in bankruptcy, which were significant.

On August 10, 2001, Trans-Logistics and LMRI agreed to rescind and cancel the terms and conditions of the Stock Purchase Agreement (the “Rescission Agreement”). Under the terms of the Rescission Agreement, the Company agreed to a reimbursement of 1,500,000 shares of LMRI’s common stock and a note receivable in the amount of $450,000, which the Company has an allowance of $225,000 recorded for estimated, uncollectible amounts as of December 31, 2001. LMRI tendered a certificate for 1.5 million shares pursuant to the Rescission Agreement, which was received by Trans-Logistics on August 10, 2001. The shares closed at $.99, which resulted in a reduction of general and administrative expenses of $148,500 and extinguishment of the first part of rescission obligation due to Trans-Logistics under the terms of that agreement. The shares were sold to the market as soon as conditions permitted with the intention of maximizing cash value received while ensuring that shares were sold as quickly as was practical. There are no current liabilities to LMRI pursuant to the Rescission Agreement. The Company incurred a loss of approximately $79,000 on the sale of these shares, based upon the accounting for the potential share value that was booked upon receipt of the shares and the subsequent realization of a lesser amount when the shares were sold. This Rescission Agreement was effective as of July 1, 2001. As part of the above noted Rescission Agreement, the Company has recongnized a demand note receivable in the amount of $450,000 due from LMRI, booked as a reduction to general and administrative expenses. The terms of this note do not include interest until demand is made for payment. The balance due under the terms of this note is $425,000 as of March 31, 2002. Further payments on this note have been promised to be made during the second quarter of 2002. The Company intends to vigorously pursue collection of the LMRI note.

For the period January 1, 2001 through July 1, 2001, the Company extended credit to Huff Trucking Company (“Huff”), in connection with services rendered, and to be rendered by Huff in connection with ongoing operations. At the time of the Rescission Agreement, there remained a balance due and owing to the Company of approximately $265,000, such amounts not having been paid as of the fiscal year ended December 31, 2001. The Company continues to collect balances due under this agreement and realized approximately $7,000 from clients who had been back billed for services provided by the Company in which Huff had been advanced funds, expenses or had billed the Client directly without the consent or authority of the Trans-Logistics. The Company booked a reserve of $200,000 in connection with losses it believes it may occur. The Company intends to vigorously pursue its remedies and collection efforts.

On November 1, 2001, WBNI, changed its name to Segmentz, Inc. During May 2001, the Company acquired the assets of Q Logistics for $367,385. Q Logistics operated warehouse facilities in Atlanta, Georgia; Edison, New Jersey; Orlando, Florida and Chicago, Illinois. Operations in Orlando and Chicago were subsequently discontinued. (See “ITEM 2. DESCRIPTION OF PROPERTIES”).

INDUSTRY OVERVIEW

Third Party logistics companies provide customized domestic and international freight transportation of customers' goods and packages, via truck, rail, airplane and ship, and provide warehousing and storage of those goods. Many companies utilize information systems and expertise to reduce inventories, cut transportation costs, speed delivery and improve customer service. The third-party logistics services business has been bolstered in recent years by the competitiveness of the global economy, which causes shippers to focus on reducing handling costs, operating with lower inventories and shortening inventory transit times. The third-party logistics services sector of the domestic logistics market was approximately $53.4 billion in 2000. Using a network of transportation, handling and storage providers in multiple transportation modes, third-party logistics services companies seek to improve their customers' operating efficiency by reducing their inventory levels and related handling costs. Many third-party logistics service providers are non-asset-based, primarily utilizing physical assets owned by others in multiple transport modes. The third-party logistics services business increasingly relies upon advanced information technology to link the shipper with its inventory and as an analytical tool to optimize transportation solutions. This trend favors the larger, more professionally managed companies that have the resources to support a sophisticated information technology infrastructure.

 By outsourcing all non-core business services to third party providers, companies can help to control costs, eliminate staff and focus on internal business. Furthermore, this kind of outsourcing is often done in lockstep with “unit pricing” models that provide for a variable price that is less than the current pricing available to a company that is calculated on a unit basis, enabling a company to price logistics, storage, shipping, staging and related services into their wholesale pricing matrix and providing a scalable solution that scales downwards in an off economy, as well as upwards as the market demands.

Such models are popular as “risk sharing,” a outsourcing concept that has been adopted in many support and third party service arenas, enabling outsourced companies to build critical mass, method and pricing efficiencies, and to pass these to clients in pricing schedules that help these clients build competitive market positions that are measurably more predictable.

PRODUCTS AND SERVICES

NATIONWIDE TRUCKLOAD AND LESS-THAN-TRUCKLOAD SERVICE

The Company arranges truckload transportation with dedicated Company equipment, owner operator fleet and extensive agent partners throughout 48 states. The Company provides trailers that are either 48 or 53 feet in length. By utilizing volume discounts, the Company can cost effectively arrange less-than-truckload ( LTL) shipments for their customers from distribution centers or vendor locations. Tracking capabilities are available via the web site through carrier links.

DEDICATED OR TIME-DEFINITE TRANSPORTATION

The Company offers its customers time-definite ground transportation of cargo as a cost effective, reliable alternative to air transportation. By utilizing team drivers the Company provides expedited delivery and shorter transit times, and efficient pricing.

THIRD-PARTY LOGISTICS SERVICE

The Company's strategic carrier alliances with national pricing agreements enable them to provide specialized or heavy haul services. Shipment tracking is available for customers via a custom designed web site and carrier links. On-time percentage tracking and service failure reports are also available. Third-party logistics billing is fully electronic and automated. The Company’s warehouse services currently provide on-board barcode scanning devices and wireless link to legacy inventory and database systems to provide real-time informational access to clients regarding status of inventory, transportation and delivery of raw materials and finished goods.

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

ASSEMBLY, PACKING AND DISTRIBUTION

The Company customizes its "pick-and-pack" or packaging, labeling and inventorying services to meet each customer's specific needs. Customers can utilize the Company's warehouse and distribution facilities that are fully automated (barcode and UCC compliant) or operate at their own site. The Company utilizes over 300,000 square feet of floor space with additional multi-tier rack capacity that is secure and bonded. The Company currently provides commercial caliber staging, repalletizing and shipping services for commercial print, carpet and hotel clients. These services include receipt of commercial finished goods, inventory services and legacy data stream information services, as well as storage, repalletizing and transport distribution services that can be provided on a case-by-case basis or turn-key. Additionally, packaging sanitization and custom branding services are available. This comprehensive outsourcing service includes trucking as well as tracking services.

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

CONVERSION OF DEBT TO EQUITY

The Company’s credit facility, of which $773,896 was outstanding as of December 30, 2001, has been converted into 773,896 shares of Series A Preferred Stock, par value $.001 per share (“Series A Preferred Stock”) which bears interest at six percent (6%) as of period ending December 31, 2001. The Series A Preferred Stock is convertible into shares of Common Stock of the Company at market or the last placement price of the Company’s securities at which equity was placed with investors, whichever is less (but under no circumstances less than $.50 per share). Any interest payable under the terms of the Series A Preferred Stock may be tendered in shares of Common Stock at the market price of the Company, at the Company’s sole discretion.

The Company had as of December 30, 2001, $426,898 in demand and term notes payable to the Company’s largest shareholder, (See “ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”) and to a customer of the Company. These notes were converted into 426,898 shares of Series B Preferred Stock par value $.001 per share (“ Series B Preferred Stock”) as of the period ending December 31, 2001. Series B Preferred Stock is convertible into shares of Common Stock of the Company at market price or at the last placement price of the Company’s securities with investors, whichever is less (but under no circumstances less than $.50 per share).

FACTORING

The Company factors substantially all of its accounts receivable. During the year ended December 31, 2001, the Company utilized the services of two factoring companies. Accounts receivable are sold to the factoring companies with recourse for unpaid invoices in excess of ninety (90) days old. The most recent agreement provides for the payment of factoring fees at two and one-half (2.5%) of each invoice factored.

Accounts receivable transferred to the factoring companies were as follows:

Factored accounts $6,056,953

Customer payments (charge backs) (5,417,492)

---------

Amount due to factoring companies $ 639,461

=======

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

RYDER INTEGRATED LOGISTICS, INC. is a subsidiary of the $4.9 billion transportation and logistics provider Ryder Systems, Inc. Ryder's primary business is providing truck-leasing services.

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

CUSTOMERS

The Company's largest customer constitutes approximately twenty-six (26%) of the Company's revenue. The top six (6) debtor balances comprised forty percent (40%) of outstanding accounts receivable balances, and include clients like Quebecor, Cantex, Inc., Air Ride, Beaulieu, Murphy and Ricoh.

EMPLOYEES

As of April 1, 2002, the Company had seventy-three (73) full time employees. We consider our employee relations to be good, and we have never experienced a work stoppage.

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

                                                                                                                                 $ 216,093

The Company leases facilities located in Atlanta, Georgia and Edison, New Jersey on an “at will” basis. Monthly rental payments for these facilities total approximately $94,000, of which $51,000 is for the Edison, NJ facility and $43,000 is for the Atlanta, GA facility. The Company is currently engaged in a dispute with the landlord regarding the Atlanta facility in which the landlord has asserted that the Company has a prime tenancy terminating in 2006. This assertion was made during the month of February 2002 when the Company noticed the landlord of its intent to vacate the premises pursuant to its month-to-month sublease with LMRI, who the Company believes is the prime leaseholder in this space, and who should a have letter of credit posted as security to evidence its prime tenancy. The Company is engaged in ongoing discussions in an effort to reach amicable settlement of this dispute. The Company cannot ascertain at this time the extent of liability, if any, it may have with respect to this dispute.

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

On June 17, 2002, the Company received a summons from Industrial Property Fund I, LP that named the Company as a co-defendant in a civil action pursuant to the Company’s tenancy in Forest Park, GA., which the Company continues to assert and claim is a month-to-month tenancy under which the Company has no obligation other than payment of rent when due. No remedy is being sought against the Company at this time relating to this civil action.

The Company also has six Sales Agent offices across the United States.

These offices are located at:

- RR 1 Box 385, Clinton, ME 04927

- 11448 Rene Drive, Jacksonville, FL 32218

- 7240 Indiana Avenue, Fort Worth, TX 76137

- 9 Beacon Hill, East Brunswick, NJ 08816

- 2059 S. Hamilton, Dalton, GA 30720

The Company believes that the condition of its facilities is excellent and that the provided space should be reduced in Atlanta by approximately fifty percent (50%), at which time the facilities would be sized correctly to adequately provide for the Company’s immediate needs and needs for the foreseeable future. In the opinion of the Company's management, these properties are adequately insured, in good condition and suitable for the Company's anticipated future use.

ITEM 3. LEGAL PROCEEDINGS

On June 17, 2002, the Company received a summons from Industrial Property Fund I, LP that named the Company as a co-defendant in a civil action pursuant to the Company’s tenancy in Forest Park, GA., which the Company continues to assert and claim is a month-to-month tenancy under which the Company has no obligation other than payment of rent when due. No remedy is being sought against the Company at this time relating to this civil action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On October 29, 2001, a majority of the stockholders of WBNI, now known as Segmentz, approved the exchange of 92% of the common shares of WBNI for 100 shares of the Common Stock of TRANSL HOLDINGS in a stock for stock exchange. Allan J. Marshall was elected as the sole Director of the Corporation.

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

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

Holders. As of April 1, 2002, there were a total of 6,502,913 shares of the Company's common stock outstanding, held by approximately 464 shareholders of record, 773,896 shares of the Company’s Series B Preferred Stock outstanding, held by one shareholder of record, and 426,898 shares of the Company’s Series A Preferred Stock outstanding, held by two shareholders of record.

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

PROVISIONS HAVING A POSSIBLE ANTI-TAKEOVER EFFECT

The Company's Articles of Incorporation and Bylaws contain certain provisions that are intended to enhance the likelihood of continuity and stability in the composition of the Company's Board and in the policies formulated by the Board and to discourage certain types of transactions that may involve an actual or threatened change of control of the Company. In addition, the Board has the authority, without further action by the Company's shareholders, to issue up to 10,000,000 shares of its preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The issuance of the Company's preferred stock or additional shares of common stock could adversely affect the voting power of the holders of common stock and could have the effect of delaying, deferring or preventing a change in the Company's control.

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

In the event of any distribution or liquidation event, the holders of the then outstanding Series A Preferred Stock shall receive a pro-rata distribution to be determined by performing a fictional conversion into common stock, and determining the pro-rata distribution of such proceeds on the basis “as-if converted” which is subordinate in classification to any debt classes which may be outstanding at the time of such events.

Series B Redeemable Convertible Preferred Stock

Effective December 31, 2001, the Company issued 426,898 shares of Series B Preferred Stock for the conversion of two notes payable totaling $426,898, one to Allan Marshall, the majority Stockholder, Director and Chief Executive Officer of the Company, with a balance due at December 30, 2001 of $181,898 and one to Bryant Plastics with a balance due at December 30, 2001 of $245,000.

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

In the event of any distribution or liquidation event, the holders of the then outstanding Series B Preferred Stock shall receive a pro-rata distribution to be determined by performing a fictional conversion into common stock, and determining the pro-rata distribution of such proceeds on the basis “as-if converted,” which is subordinate in classification to any debt classes and preferred stock, Series A, which may be outstanding at the time of such events.

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

Revenues increased approximately $8,096,598, or 2,184%, to approximately $8,467,230 for the year ended December 31, 2001 as compared to approximately $370,632 for the period ended December 31, 2000. This increase was primarily due to (i) twelve complete months to realize revenues in 2001 (ii) growth resulting from new client acquisition, (iii) growth resulting from the acquisition of the assets of Q Logistics, inc. (“Q Logistics”) from Bankruptcy (and clients that elected to utilize the Company’s services as a consequent) and various expansion into related business lines.

Costs of services provided, which consist primarily of payment for trucking services, fuel, insurance, sales, marketing and general and administrative support increased by approximately $ 8,473,481, or 2,389%, to approximately $8,828,104 for the year ended December 31, 2001, as compared to approximately $354,623 for the period ended December 31, 2000. As a percentage of revenues Trucking and transport related services of fuel, insurance, sales and marketing are aggregated as cost of goods sold and amounted to 88% of related revenues for the year ended December 31, 2001, as compared to 92% for the period ended December 31, 2000, and general and administrative expenses increased from 5% for the period ended December 31, 2000 to 16% for the year ended December 31, 2001.

Gross margin increased by approximately $922,092, or 2,602%, to approximately $957,518 for the year ended December 31, 2001, as compared to approximately $35,426 for the period ended December 31, 2000. This increase is primarily attributable to having a full year of operations, increased sales and client base and efficiencies resulting from increased size that reduces costs as a percentage of gross sales.

Selling, general and administrative expenses increased by approximately $1,298,975 or 6,689%, to approximately $1,318,392 for the year ended December 31, 2001, up from approximately $19,417 for the period ended December 31, 2000. This increase was in large part due to: (i) increased facilities cost to manage the acquisition of the assets of Q logistics;(ii) increased overhead costs resulting from the period in which the company expanded personnel and facilities to support growth that was to have resulted from the merger with LMRI, (iii) expansion of sales and business to facilitate national transportation operations and support and (iv) due to the $225,000 reserve against potential loss booked against LMRI's current obligations to the Company.

The Company experienced a loss in investment value of $78,999, booked consequential to its settlement for expenses caused at the time of the recission with Logistics Management Resources, Inc. (“LMRI” or “LMR”), resulting primarily from the value realized by the Company at the time of sale of the securities tendered in connection with a settlement of claims between LMRI and the Company, and the value of those securities at the time the Company received them, as compared with no such losses in the prior fiscal period ended December 31, 2000. (see “Financial Statements-Notes 2, 5 and 14”)

For the period January 1, 2001 through July 1, 2001, the Company extended credit to Huff Trucking Company (“Huff”), in connection with services rendered, and to be rendered by Huff in connection with ongoing operations. Huff Trucking Company is related to LMRI, a party to a failed merger transaction with the Company in the 2001 calendar year. At the time of the Rescission Agreement with LMRI, there remained a balance due and owing to the Company of approximately $265,000, such amounts not having been paid as of the fiscal year ended December 31, 2001. The Company continues to collect balances due under this agreement and realized approximately $7,000 from clients who had been back billed for services provided by the Company in which Huff had been advanced funds, expenses or had billed the Client directly without the consent or authority of Trans-Logistics. The Company booked a reserve of $200,000 in connection with losses it believes it may occur. The Company intends to vigorously pursue its remedies and collection efforts against Huff Trucking Company

The Company experienced losses from continuing operations before provisions for income taxes that approximated $656,421 for the fiscal year ended December 31, 2001, compared with income from continuing operations before provisions for income taxes of approximately $16,009 for the fiscal period ended December 31, 2000.

The Company operates tractors and trailers, which are owned by the Company or provided by independent owner-operators, for clients that ship products throughout North America. The Company has insurance and requisite authorities, licenses and permits that enable it to haul various types of freight for third parties on an as-needed basis. The Company recognizes revenues in this line of its business that are directly tied to the relationship between the Company, its customers and third parties who, from time to time, may fulfill transportation requirements. When the Company has a client and a load to ship and a third party trucking company provides fulfillment for that load, the Company bills the client directly for the gross value of trucking services. In cases where the Company refers a client to a third party company who provides trucking services, the Company would act as a broker in such transactions and would be paid by the fulfillment firm a commission. The Company only reports “income” as such definitions apply and has provided trucking service and brokered services throughout the past fiscal year.

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

The Company has embarked upon an aggressive campaign to manage cash that has resulted in greater anticipated levels of cash available for operations which it believes will be adequate to fund operations and financial requirements in the next fiscal year. The Company arranged for the conversion of debt due to related parties to preferred equities

OPERATING STRATEGY

Our business strategy is to establish our company as a leader and a preferred provider of high-quality, cost-effective transportation, logistics and support services for Brokers and Agents in the transportation and 3PL marketplaces on a national basis while building brand name recognition.

AGENT PROGRAM

We have operated an agency program since our inception. We expect to see renewed profitable growth in the segment through our wholly owned subsidiary, Trans-logistics, Inc. The agency program is essentially a co-operative for smaller truckload carriers whereby Trans-logistics permits these carriers to operate under its authority as an exclusive agent. The agent provides its customers and business. Trans-logistics bills the agent carriers’ customers and collects the revenues for these shipments. Trans-logistics acts as an application service provider for its agents by affording access to Trans-logistics' information technologies and services. In addition, agents receive economies of scale by participating in the purchase of certain overhead and other items, such as lower cost of fuel and insurance. Trans-logistics also provides agents with liability insurance coverage and certain administrative services such as human resource administration, safety and risk management, DOT compliance, billing and collecting receivables. Trans-logistics has signed on several agents over the past several months. We anticipate exciting and profitable growth in the segment.

Continuing Operations:

OPERATING REVENUES

Revenues increased approximately $8,096,598, or 2,184%, to approximately $8,467,230 for the year ended December 31, 2001 as compared to approximately $370,632 for the period ended December 31, 2000. This increase was primarily due to (i) twelve complete months to realize revenues in 2001 (ii) growth resulting from new client acquisition, (iii) growth resulting from the acquisition of the assets of Q Logistics, inc. (“Q Logistics”) from Bankruptcy (and clients that elected to utilize the Company’s services as a consequent) and various expansion into related business lines.

SALARIES, WAGES AND BENEFITS

Salaries, wages and benefits increased from approximately $200,000 for the fiscal year ended December 31, 2000 to $1,904,977 for the fiscal year ended December 31, 2001. The reason for the increase was increased activity for the quarter. The consolidation of operational staff resulting from reduction in management in the warehouse division, Q Logistics is expected to impact the fourth quarter. Total salaries, wages and benefits for the fiscal year ended December 31, 2001 was $1,904,977.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased from $0 for the fiscal year ended December 31, 2000 to $53,335 for the fiscal year ended December 31, 2001. The reason for this increase was the placing of service those assets acquired in the purchase of Q logistics out of bankruptcy.

GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased by approximately $1,298,975 or 6,689%, to approximately $1,318,392 for the year ended December 31, 2001, up from approximately $19,417 for the period ended December 31, 2000. This increase was in large part due to: (i) increased facilities cost to manage the acquisition of the assets of Q logistics;(ii) increased overhead costs resulting from the period in which the company expanded personnel and facilities to support growth that was to have resulted from the merger with LMRI, (iii) expansion of sales and business to facilitate national transportation operations and support and (iv) due to the $225,000 reserve against potential loss booked against LMRI's current obligations to the Company.

INTEREST

Interest expense increased to $216,548 for the fiscal year ended December 31, 2001 from $0 for the fiscal year ended December 31, 2000. The primary reason for the increase was that the Company continues to undergo significant expansion and, in spite of conversion of some related party debt to equity, still needs to obtain credit from its factoring facility or needs to sell trade receivables to maintain cash flows necessary to provide competitively priced transportation services to its clients. The Company continues to seek alternative financing in the form of a term instrument that provides for availability against eligible assets on a rolling basis that is priced competitively.

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

Independent Auditors’ Report

Segmentz, Inc.

Financial Statements

Year Ended December 31, 2001 and the Period

April 28, 2000 (Date of Inception) through December 31, 2000

Contents

Independent Auditors’ Reports on Financial Statements.................................................................. 1-2

Financial Statements:

     Statements of Cash Flows......................................................................................................... 6-7

     Notes to Financial Statements.................................................................................................. 8-18

Independent Auditors' Report

Board of Directors

Segmentz, Inc.

Tampa, Florida

We have audited the accompanying balance sheet of Segmentz, Inc. as of December 31, 2001 and the related statements of operations, changes in stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the management of Segmentz, Inc.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

Pender Newkirk & Company

Certified Public Accountants

Tampa, Florida

June 14, 2002

{except for the second paragraph of Note 14, as to which the date is June 17, 2002}

Independent Auditors' Report

Board of Directors

Segmentz, Inc.

Tampa, Florida

We have audited the accompanying statements of operations, changes in stockholders’ equity, and cash flows of Segmentz, Inc. (f/k/a Trans-Logistics, Inc.) for the period April 28, 2000 (date of inception) through December 31, 2000.  These financial statements are the responsibility of the management of Segmentz, Inc. (f/k/a Trans-Logistics, Inc.).  Our responsibility is to express an opinion on these financial statements based on our audit.

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

Valiente Hernandez, P.A.

Certified Public Accountants

Tampa, Florida

May 8, 2001

Segmentz, Inc.

Balance Sheet

December 31, 2001

Assets

Current assets:

     Cash and cash equivalents                                                                                              $     39,489

     Accounts receivable, net of allowance of $45,000                                                            1,008,576

     Other receivables                                                                                                                108,421

     Prepaid expenses and other current assets                                                                           167,840

Total current assets                                                                                                               1,324,326

Equipment, net of accumulated depreciation                                                                             321,808

Other assets:

     Note receivable, net of allowance of $225,000                                                                    225,000

     Other receivables, net of allowance of $200,000                                                                   64,833

     Loans and advances                                                                                                             31,850

Total other assets                                                                                                                    321,683

                                                                                                                                          $ 1,967,817

Liabilities and Stockholders’ Equity

Current liabilities:

     Accounts payable                                                                                                          $   623,677

     Accrued salaries and wages                                                                                                  66,962

     Accrued expenses, other                                                                                                       80,152

     Obligation due under factoring arrangement                                                                         639,461

Total current liabilities                                                                                                           1,410,252

Stockholders’ equity:

     Convertible preferred stock; 10,000,000 shares authorized;

          1,200,794 shares issued and outstanding                                                                     1,200,794

     Common stock; $.001 par value; 40,000,000 shares authorized;

          6,502,913 shares issued and outstanding                                                                            6,503

     Additional paid-in capital                                                                                                       (6,403)

     Accumulated deficit                                                                                                           (643,329)

Total stockholders’ equity                                                                                                        557,565

                                                                                                                                          $ 1,967,817

The accompanying notes are an integral part of the financial statements.                                     3

Segmentz, Inc.

Statements of Operations

                                                                                                                                 Period April 28,

                                                                                                                                  2000 (Date of

                                                                                                   Year Ended              Inception) to

                                                                                                  December 31,            December 31,

                                                                                                        2001                           2000

Revenues:

     Operating revenue                                                                   $ 8,455,766                 $   364,898

     Consulting and other revenue                                                           11,464                          5,734

                                                                                                       8,467,230                      370,632

Expenses:

     Operating expenses                                                                    7,509,712                      335,206

     General and administrative expenses                                           1,318,392                        19,417

     Loss in investment                                                                           78,999

     Interest expense                                                                            216,548

                                                                                                       9,123,651                      354,623

(Loss) income before taxes                                                               (656,421)                      16,009

Income tax expense                                                                                                                   2,917

Net (loss) income                                                                         $   (656,421)               $     13,092

Net (loss) income per common share                                                       $(.10)                         $.00

Weighted average common shares outstanding                                 6,502,913                   6,502,913

The accompanying notes are an integral part of the financial statements.                                     4

Segmentz, Inc.

Statements of Changes in Stockholders’ Equity

Year Ended December 31, 2001 and the Period

April 28, 2000 (Date of Inception) through December 31, 2000

                                                                                                                          Preferred Stock

                                                                                                                   Shares                Amount

Inception, April 28, 2000

Net income for the year

Balance, December 31, 2000

Acquisition of company

Recapitalization of company

Issuance of Series B redeemable convertible preferred stock                         426,898         $   426,898

Issuance of Series A convertible preferred stock                                           773,896              773,896

Net loss for the year

Balance, December 31, 2001                                                                    1,200,794         $ 1,200,794

The accompanying notes are an integral part of the financial statements.

                                                                              Retained

                                                 Additional              Earnings

         Common Stock                   Paid-In            (Accumulated

    Shares             Amount             Capital                 Deficit)                    Total

            500         $      50            $        50                                          $         100

                                                                              $     13,092                13,092

            500                 50                     50                     13,092                13,192

  6,502,913            6,503                4,480                     (4,153)                 6,830

           (500)               (50)            (10,933)                     4,153                 (6,830)

                                                                                                              426,898

                                                                                                              773,896

                                                                                  (656,421)            (656,421)

  6,502,913         $ 6,503            $ (6,403)            $  (643,329)         $  557,565

                                                                                                                                                          5

Segmentz, Inc.

Statements of Cash Flows

                                                                                                                                    Period April 28,

                                                                                                                                     2000 (Date of

                                                                                                          Year Ended          Inception) to

                                                                                                         December 31,         December 31,

                                                                                                               2001                       2000

Operating activities

     Net (loss) income                                                                             $   (656,421)          $    13,092

     Adjustments to reconcile net (loss) income to net cash

          and cash equivalents (used) provided by operating

          activities:

               Securities received as payment for services                                  (148,500)

               Loss on sale of securities                                                                78,999

               Provision for doubtful accounts and other receivables                      483,365

               Note receivable received to offset General & Administrative

                   expenses                                                                                 (450,000)

               Depreciation                                                                                  53,335

               Increase in:

                   Accounts and other trade receivables                                       (905,404)             (269,958)

                   Prepaid expenses and other assets                                             (92,840)

               Increase (decrease) in:
                   Accounts payable                                                                    427,464               121,213

                   Accounts payable to related party                                            (126,845)              126,845

                   Accrued expenses                                                                   139,614                   7,500

                   Income taxes payable                                                                 (2,917)                  2,917

     Total adjustments                                                                                   (543,729)               (11,483)

     Net cash and cash equivalents (used) provided by

          operating activities                                                                         (1,200,150)                  1,609

Investing activities

     Purchase of equipment                                                                          (375,143)

     Proceeds from sale of securities                                                                69,501

     Loans, advances, and other receivables                                                   (296,683)

     Net cash and cash equivalents used by investing activities                        (602,325)

Financing activities

     Issuance of common stock                                                                                                      100

     Net obligations incurred under factoring arrangements                              639,461

     Proceeds from issuance of debt                                                            1,200,794

     Net cash and cash equivalents provided by financing activities                1,840,255                     100

Net increase in cash and cash equivalents                                                37,780                   1,709

Cash and cash equivalents, beginning of year/period                                 1,709

Cash and cash equivalents, end of year/period                                  $      39,489            $      1,709

The accompanying notes are an integral part of the financial statements.                                     6

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

The accompanying notes are an integral part of the financial statements.                                     7

Segmentz, Inc.

Notes to Financial Statements

Year Ended December 31, 2001 and the Period

April 28, 2000 (Date of Inception) through December 31, 2000

1.       Acquisition

In October 2001, Segmentz, Inc., formerly known as WBNI, Inc., merged with TransL Holdings, Inc., the sole stockholder of Trans-Logistics, Inc.  This consolidated entity is hereinafter referred to as the “Company.”  Prior to acquisition, Segmentz, Inc. was an inactive public shell with approximately 460 stockholders who owned 520,233 shares of common stock.

Pursuant to the agreement, the stockholders of TransL Holdings, Inc. (“TransL”) received in return for all of their shares in TransL, 5,982,680 unregistered shares of Segmentz, Inc., which represented approximately 92 percent of its total shares outstanding.

The acquisition has been accounted for as a reverse acquisition in which TransL is treated as the acquirer and Segmentz, Inc. as the acquiree.  All references in the accompanying financial statements to the number of common shares and the per share amounts have been restated to reflect the subsequent change in the common stock as if the acquisition had occurred on April 28, 2000.

2.       Background Information

WBNI, Inc., a Texas corporation incorporated in 2000, is the surviving corporation of a sequence of mergers and reverse mergers of inactive companies.  In November 2001, WBNI, Inc. changed its name to Segmentz, Inc.

TransL Holdings, Inc., a Delaware corporation incorporated in October 2001, is the 100 percent stockholder of Trans-Logistics, Inc., a Florida corporation incorporated in April 2000.  This parent and subsidiary are hereinafter referred to as “Trans-Logistics.”  Trans-Logistics is a logistics and brokerage organization serving irregular route, long haul, and common motor carriers of general commodities throughout the southeastern United States.  It was incorporated on April 28, 2000; however, it began its operations during September 2000.  Trans-Logistics’ corporate headquarters is located in Tampa, Florida.

During May 2001, Trans-Logistics acquired the assets of Q Logistic Solutions, Inc. (“QLS”) for approximately $367,000.  QLS operated warehouse facilities in Atlanta, Georgia; Edison, New Jersey; Orlando, Florida; and Chicago, Illinois.  Operations in Orlando and Chicago were subsequently discontinued.  This acquisition was accounted for using the purchase method of accounting.

Segmentz, Inc.

Notes to Financial Statements

Year Ended December 31, 2001 and the Period

April 28, 2000 (Date of Inception) through December 31, 2000

2.       Background Information (continued)

Effective January 1, 2001, Trans-Logistics was acquired by Logistics Management Resources, Inc. (“LMR”) in August 2001.  This acquisition was rescinded and cancelled.  It is the Company’s assertion that this transaction was never consummated and, therefore, never occurred.  No consideration was ever tendered and control was never transferred.  The purchase price was to be determined based on results of future revenues plus $80,000, less certain liabilities assumed.  A portion of the consideration was to be paid at closing with the balance to be paid in installments.  The delivery of shares by either party to the other never occurred and, therefore, the Company has not recorded this acquisition under applicable pushdown accounting rules.  Under the terms of the Rescission Agreement, the Company agreed to a reimbursement of 1,500,000 shares of LMR’s common stock and a note receivable in the amount of $450,000, which the Company has an allowance of $225,000 recorded for estimated, uncollectible amounts as of December 31, 2001.  LMR tendered a certificate for 1.5 million shares pursuant to the Rescission Agreement, which was received by Trans-Logistics on August 10, 2001.  The shares closed at $.99, which resulted in a reduction of general and administrative expenses of $148,500 and extinguishment of the first part of rescission obligation due to Trans-Logistics under the terms of that agreement.  The shares were sold to the market as soon as conditions permitted with the intention of maximizing cash value received while ensuring that shares were sold as quickly as was practical.  There are no current liabilities to LMR pursuant to the Rescission Agreement.  Any liabilities to Trans-Logistics that might have existed were extinguished pursuant to mutual conditional general releases executed simultaneously with the Rescission Agreement.  The Company incurred a loss of approximately $79,000 on the sale of these shares.

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

          The Company extends credit to its various customers based on the customer’s ability to pay.  The Company provides for estimated losses on accounts receivable based on bad debt experience and a review of existing receivables.  Based on management’s review of accounts receivable and other receivables, an allowance for doubtful accounts of $245,000 is considered necessary as of December 31, 2001.

          Equipment is recorded at cost.  Depreciation is calculated by the straightline method over the estimated useful lives of the assets, ranging generally from two to seven years.  Maintenance and repairs are charged to operations when incurred.  Betterments and renewals are capitalized.  When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

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

          Basic loss per share has been computed using the weighted average number of shares of common stock outstanding for the period.  The Company’s diluted loss per share includes the effect, if any, of unissued shares under options, warrants, and stock award computed using the treasury method.  In all periods presented, there were no differences between basic and diluted loss per common share because the assumed exercise of common share equivalents, if any, was anti-dilutive.  The assumed exercise of warrants, as well as conversion of preferred stock, could potentially dilute basic earnings per share.

Segmentz, Inc.

Notes to Financial Statements

Year Ended December 31, 2001 and the Period

April 28, 2000 (Date of Inception) through December 31, 2000

3.       Significant Accounting Policies (continued)

          Financial instruments, which potentially subject the Company to concentrations of credit risk, include trade receivables.  Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers and wide range of industries and locations served.  One customer comprised approximately 21 percent of the December 31, 2001 customer accounts receivable balance.  Sales to this customer comprised approximately 26 percent of the Company’s sales for the year ended December 31, 2001.

          The Company maintains its cash accounts with substantially one financial institution located in Tampa, Florida.  The balances are insured by the Federal Deposit Insurance Corporation’s insured limit of $100,000.

          The Company believes the carrying amount of cash, cash equivalents, accounts receivable (net of allowance), notes receivable, accounts payable, and accrued expenses approximates fair value due to their short maturity.

          The Company follows Statement of Financial Accounting Standards Board No. 121 (SFAS No. 121), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”  SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable.  In performing the review of recoverability, the Company estimates the future undiscounted cash flows that are expected to result from the use of the assets and their eventual disposition.  Because events and circumstances frequently do not occur as expected, there will usually be differences between the estimated and actual future undiscounted cash flows, and these differences may be material.  If an asset is determined to be impaired, the Company recognizes a loss for the difference between the carrying amount and the fair value of the asset.  The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, fair value is based on an estimate of discounted cash flow analysis.  During the periods presented, the Company determined that its long-lived assets were not impaired.

          Certain minor reclassifications have been made in the 2000 financial statements to conform to the classifications used in 2001.  These reclassifications had no effect on total assets, stockholders’ equity, total cash flows, or net income.

Segmentz, Inc.

Notes to Financial Statements

Year Ended December 31, 2001 and the Period

April 28, 2000 (Date of Inception) through December 31, 2000

4.       Equipment

Equipment as of December 31, 2001 consists of :

          Leasehold improvements                                                                                  $    3,685

          Office equipment                                                                                                  56,621

          Warehouse equipment                                                                                        148,760

          Warehouse shelving                                                                                              67,000

          Computer equipment                                                                                            61,000

          Computer software                                                                                              38,077

                                                                                                                                   375,143

          Less accumulated depreciation                                                                             53,335

                                                                                                                                 $ 321,808

5.       Note Receivable

As disclosed in Note 2, during the year ended December 31, 2001, the Company and LMR mutually rescinded an acquisition agreement.  This agreement did not rescind an amount that was due to the Company as part of the purchase price.  As a result, the Company has recognized a reduction of general and administrative expenses and a demand note receivable of an equal amount of $450,000 due from LMR, less an allowance of $225,000 as an estimate of uncollectible amounts as of December 31, 2001.  The terms of this note exclude interest until demand is made for payment.  As of the date of these financial statements, no demand has been made.  Subsequent to year-end, $25,000 has been received on this note.

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

Year Ended December 31, 2001 and the Period

April 28, 2000 (Date of Inception) through December 31, 2000

7.       Income Taxes

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income (loss) before income taxes.  The items causing this difference are as follows:

                                                                                                              2001               2000

          Tax expense at U.S. statutory rate                                             $ 223,100         $   5,400

          State income taxes, net of federal benefit                                        23,900                600

          Effect of non-deductible expenses                                                   (1,700)

          Change in valuation allowance                                                     (245,300)

          Effect of using surtax exemption                                                                            (3,083)

                                                                                                          $            0         $   2,917

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2001 are as follows:

          Deferred tax assets:

               Accounts and loan receivables due to bad debts                                          $ 176,900

               Capital loss carry forward                                                                               29,700

               Net operating loss carry forward                                                                     38,700

               Total gross deferred tax assets                                                                       245,300

               Less valuation allowance                                                                               245,300

               Net deferred tax assets                                                                                $           0

Based on an assessment of all available evidence, including 2001 and 2000 operating results, management does not consider realization of the deferred tax assets generated from operations to be more likely than not, and has established a valuation allowance against the gross deferred tax asset.

As of December 31, 2001, the Company had federal and state net operating loss carry forwards totaling approximately $103,000, which expire in 2022.

Segmentz, Inc.

Notes to Financial Statements

Year Ended December 31, 2001 and the Period

April 28, 2000 (Date of Inception) through December 31, 2000

8.       Equity

Common Stock Each share of common stock is entitled to one vote.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors (the “Board”), subject to the prior rights of the holders of all classes of stock outstanding. Convertible Preferred Stock The authorized preferred stock of the Company consists of 10,000,000 shares at $.001 par value, of which 773,896 shares of Series A convertible preferred stock (“Series A Preferred Stock”) and 426,898 shares of Series B convertible preferred stock (“Series B Preferred Stock”) were outstanding as of December 31, 2001.

Series A Convertible Preferred Stock

In December 2001, the Company issued 773,896 shares of Series A Preferred Stock for the conversion of a $773,896 note payable.  Interest on the shares of the Series A Preferred Stock is cumulative at an interest of six percent per annum.

Each share of the Series A Preferred Stock is convertible, at the option of the holder, at any time into shares of common stock of the Company at a conversion price equal to the trading price of the shares or at the price of the last placement of shares by the Company, whichever is less.

The Series A Preferred Stock is redeemable at the option of the Company for cash at a rate of $1.00 per share and shares of common stock as payment for any accrued interest pursuant to the fixed interest rate of six percent through the date of the retirement, in the event that a notice to convert such shares of Series A Preferred Stock into common stock has not been made prior to such election to retire said shares.

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

Segmentz, Inc.

Notes to Financial Statements

Year Ended December 31, 2001 and the Period

April 28, 2000 (Date of Inception) through December 31, 2000

 8.       Equity (continued)

In the event of any distribution or liquidation event, the holders of the then outstanding Series A Preferred Stock shall receive a pro-rata distribution to be determined by performing a fictional conversion into common stock, and determining the pro-rata distribution of such proceeds on the basis “as-if converted,” which is subordinate in classification to any debt classes and preferred stock, Series B, which may be outstanding at the time of such events.

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

In the event of any distribution or liquidation event, the holders of the then outstanding Series B Preferred Stock shall receive a pro-rata distribution to be determined by performing a fictional conversion into common stock, and determining the pro-rata distribution of such proceeds on the basis “as-if converted” which is subordinate in classification to any debt classes which may be outstanding at the time of such events.

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

Segmentz, Inc.

Notes to Financial Statements

Year Ended December 31, 2001 and the Period

April 28, 2000 (Date of Inception) through December 31, 2000

10.     Stock Option Plan

In October 2001, the Company adopted the 2001 Stock Option Plan (the “Plan”), under which it authorizes options to be granted to purchase 600,000 shares of common stock.  The Plan entitles the holder to receive options to purchase common stock of the Company at a specified price in the future.  The Board may grant options at its discretion and is responsible for determining the price to be paid for the shares upon exercise of each option, the period within which each option may be exercised, and any additional terms and conditions of each option.  The Company granted no options under the Plan during the year ended December 31, 2001.

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

12.     Lease Commitments (continued)

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

                                                                                                                                 $ 216,093

The Company leases facilities located in Atlanta, Georgia and Edison, New Jersey on an “at will” basis.  Monthly rental payments for these facilities total approximately $94,000.

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

14.     Contingent Liabilities

The Company has been party to a lease in its Atlanta facility that it believed to be month-to-month pursuant to data provided by LMR, which was in operational control of the Company at the time the Company purchased the assets of QLS from bankruptcy and began utilizing the space in Forest Park, Georgia pursuant to providing logistic services for clients.  The Company notified the landlord, IDI Services, Inc. (“IDI”), of its intentions to find smaller space and offered IDI an opportunity to provide a lesser facility size within the facility currently occupied
                                                                                                                                                                    17

Segmentz, Inc.

Notes to Financial Statements

Year Ended December 31, 2001 and the Period

April 28, 2000 (Date of Inception) through December 31, 2000

14.     Contingent Liabilities (continued)

by the Company.  IDI informed the Company at that time that the Company was party to a lease arrangement that had previously not been disclosed or evidenced.  As of February 28, 2002, IDI and the Company were engaged in discussions to resolve this misunderstanding in which the Company asserts that IDI accepted a letter of credit provided by LMR as inducement to enter into the lease with LMR with whom the Company had an arrangement to vacate the premises of its month-to-month sublease on 30 days written notice.  IDI’s assertion included a variety of material issues, including a representation that the Company was a prime lease holder with an obligation through May 2006.  The Company has subsequently secured legal counsel and continues to assert that any lease documents that exist suggesting the Company’s prime tenancy are not authorized by the Company, its board, or officers as provided for in the Company’s bylaws.  The Company continues to defend its position in this matter and believes that it will reach an amicable settlement pursuant to this issue.

On June 17, 2002, the Company received a summons from Industrial Property Fund I, LP that named the Company as a co-defendant in a civil action pursuant to the Company’s tenancy in Forest Park, GA., which the Company continues to assert and claim is a month-to-month tenancy under which the Company has no obligation other than payment of rent when due. No remedy is being sought against the Company at this time relating to this civil action.

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

                                                                           Trucking            Warehouse                    Total

          Revenue                                                 $   5,596,318         $   2,859,448         $   8,455,766

          Other                                                                                 $     609,964         $     609,964

          Interest expense                                      $      216,548                                    $     216,548

          Depreciation                                           $         9,759         $       43,576         $       53,335

          Net loss                                                  $  (1,111,667)        $     680,246         $    (431,421)

          Equipment, net of accumulated

               depreciation                                       $        40,338         $     281,470         $     321,808

          Segment assets                                       $   1,296,197         $     671,620         $   1,967,817

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

The following sets forth information concerning the officers and directors, including their ages, present principal occupations, other business experience during the last five years, membership on committees of the board of directors and directorships in other publicly held companies.

NAME AGE POSITION WITH SEGMENTZ

Allan Marshall 34 Chairman & Chief Executive Officer

John S. Flynn 36 President & Chief Financial Officer

Dennis M. McCaffrey 33 Chief Operating Officer

Allan Marshall was a director of Trans-Logistics from November 2000 to November 2001, when Trans-Logistics changed its name to Segmentz. He has served as Director and the Chief Executive Officer of Segmentz since its acquisition on November 1, 2001. Prior to Trans-Logistics and Segmentz, Mr. Marshall founded U.S. Transportation Services, Inc. (“UST”) in 1995, whose main focus was third party logistics. UST was sold to Professional Transportation Group, Inc. in January of 2000 and Professional Transportation Group ceased business in November of 2000. Prior to 1995, Mr. Marshall served as Vice President of U.S. Traffic Ltd, where he founded their USA Logistics division.

John S. Flynn, is a Senior Managing Member of Aspen Rhodes Capital Corporation, LLC (“Aspen Rhodes”). Prior to co-founding Aspen Rhodes, Mr. Flynn was an entrepreneur, developing a nationwide computer service company, a regional environmental service firm and a management-consulting firm. Mr. Flynn has completed over $500 million of funding in his career, including asset based capital market products, below investment grade bonds and private equities. He has completed numerous merger transactions and consulting related to acquisitions for small and Micro cap public companies, including Westbury Metals Group, US Automotive and RT Industries during his career.

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

Compliance with Section 16(a) of the Securities and Exchange Act of 1934

Section 16(a) of the Securities and Exchange Act of 1934 (the “Exchange Act”) requires the Company’s directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission (“SEC”) and any securities exchanges on which the equities of the Company trade, initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. No filings of such persons have been made to date.

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

The Company has offered an employment agreement to John S. Flynn, the Company’s President and Chief Financial Officer, which terminates December 31, 2005. This agreement provides for annual base salary of $120,000, a non-accountable expense allowance of $1,000 per month, auto, health and cellular phone reimbursement and bonus of $30,000 payable in warrant value or cash, at the discretion of the Board of Directors. As of May 31, that employment agreement has not been executed.

KEY MAN INSURANCE

The Company intends to obtain a life insurance policy in the amount of $1,000,000 on the life of Allan Marshall, the Company's Chief Executive Officer. The proceeds of the policy would be payable to the Company.

STOCK OPTION PLAN

On November 1, 2001, the Company's stockholders approved the 2001 Stock Compensation Plan. The number of shares of common stock which may be issued under the 2001 Plan shall initially be 600,000 shares which amount may, at the discretion of the Board, be increased from time to time to a number of shares of common stock equal to 5% of the total outstanding shares of common stock, provided that the aggregate number of shares of common stock which may be granted under the 2001 Plan shall not exceed 600,000 shares. The Company may also utilize the granting of options under the 2001 Plan to attract qualified individuals to become its employees and non-employee directors, as well as to ensure the retention of management of any acquired business operations. Under the 2001 Plan the Company may also grant restricted stock awards. Restricted stock represents shares of common stock issued to eligible participants under the 2001 Plan subject to the satisfaction by the recipient of certain conditions and enumerated in the specific restricted stock grant. Conditions that may be imposed include, but are not limited to, specified periods of employment, attainment of personal performance standards or the Company's overall financial performance. The granting of restricted stock represents an additional incentive for eligible participants under the 2001 Plan to promote the Company's development and growth, and may be used by the management as another means of attracting and retaining qualified individuals to serve as the Company's employees and directors. Currently, no options have been granted to employees, consultants, officers or directors.

COMPENSATION TABLE

The information set forth below concerns the cash and non-cash compensation to certain of the Company's executive officers for each of the past two fiscal years ended December 31, 2001 and 2000. In each case, the compensation listed was paid by Trans-Logistics.

Summary Compensation Table

Name          Year    Annual Compensation    Long-term Compensation

Position                                            Other

                      Salary       Bonus   Annual   Compensation    Awards      Other

                                                                Restricted  Compensation

                                                                Stock

Allan         2001       $75,000        $0               $0                 $0                       $0

Marshall

                     2000     $0                $0               $0                $0                         $0

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

Christine Otten (1) 1,794,804 27.6

--------- -----

5,982,680 92.0%

Ownership of Preferred Stock if Converted*

Name Shares Beneficially Percentage of

Owned Shares

Allan Marshall(1) 4,187,876 54.4%

Christine Otten (1) 1,794,804 23.3%

---------

5,982,680

Bryant Plastics 773,897 10.0%

(Series B)

Bryant Plastics 245,000 3.2%

(Series A)

Allan J. Marshall 181,898 2.4%

(Series A) Total: 7,703,707 93.3%

As of April 1, 2002, there were a total of 6,502,913 shares of the Company's common stock outstanding, of which 520,233 shares are held by approximately 464 shareholders of record, 5,982,680 shares are held by the principal shareholder, 773,896 shares of the Company’s Series B Preferred Stock outstanding, held by one shareholder of record as disclosed in the above table, and 426,898 shares of the Company’s Series A Preferred Stock outstanding, held by two shareholders of record as disclosed in the above table.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has as of December 31, 2001 no outstanding balances due to Allan Marshall or to ATECH, a company owned solely by Mr. Marshall, both having numerous transactions completed with the Company during the fiscal year ending December 31, 2001. The Company utilized facilities, equipment, and employees of this related company in return for a commission paid equal to 85% of operating revenues less direct expenses. As of January 1, 2002, the Company does not intend to conduct any business with ATECH, without obtaining approval of the Board of Directors. In December 2001, the majority stockholder of the Company converted $181,898 of debt to 181,898 shares of Series B Preferred Stock. Expenses incurred during the periods ended December 31, 2001 and 2000 amounted to approximately $206,000 and $174,000, respectively. The expenses incurred for these services are not necessarily indicative of the amounts that may have been incurred had these services been provided by independent third parties. (See ITEM 5 and ITEM 7 of this Form 10-KSB).

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8K.

  The list of Financial Statements and Notes required by Item 7 are included as Item 7 and additionally attached hereto.

  On March 8, 2002, the Company filed Form 8-K to notice of a change in audit accounting firm from Valiente, Hernandez, P.A. to Pender, Newkirk and Company.

  Exhibits:

    None

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Tampa, State of Florida, on June 19, 2002.

SEGMENTZ, INC.

DATE: June 19, 2002 By: /s/ Allan Marshall

--------------------

Allan Marshall, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on April 10, 2002.

Signature Title

/s/ Allan J. Marshall

-------------------------------------- Chairman of the Board of Directors

Allan J. Marshall and Chief Executive Officer

/s/ John S. Flynn

--------------------------------------

John S. Flynn President and

Chief Financial Officer

/s/ Dennis McCaffrey

--------------------------------------

Dennis McCaffrey Chief Operating Officer