Form 10QSB/A
period 2002-03-31
SEGMENTZ INC
filed 2002-07-18
CIK 1166003

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

Contents

Financial Statements:

     Notes to Financial Statements.................................................................................................... 5-7

Segmentz, Inc.

Balance Sheet

March 31, 2002 (Unaudited)

Assets

Current assets:

     Cash and cash equivalents                                                                                            $     248,310

     Accounts receivable, net of allowance of $45,000                                                               657,932

     Other receivables                                                                                                                  57,728

     Prepaid expenses and other current assets                                                                            191,626

Total current assets                                                                                                               1,155,596

Equipment, net of accumulated depreciation                                                                              302,601

Other assets:

     Note receivable, net of allowance of $225,000                                                                    200,000

     Other receivables, net of allowance of $200,000                                                                   64,833

     Loans and advances                                                                                                              57,051

Total other assets                                                                                                                     321,884

                                                                                                                                         $  1,780,081

Liabilities and Stockholders’ Equity

Current liabilities:

     Accounts payable                                                                                                         $     427,069

     Line of credit                                                                                                                      238,902

     Accrued salaries and wages                                                                                                  15,305

     Accrued expenses, other                                                                                                       26,750

     Income tax payable                                                                                                               25,000

     Obligation due under factoring arrangement                                                                          391,130

Total current liabilities                                                                                                            1,124,156

Stockholders’ equity:

     Convertible preferred stock; 10,000,000 shares

          authorized; 1,200,794 shares issued and

          outstanding                                                                                                                  1,200,794

     Common stock; $.001 par value; 40,000,000 shares

          authorized; 6,502,913 shares issued and

          outstanding                                                                                                                         6,503

     Additional paid-in capital                                                                                                       (6,403)

     Accumulated deficit                                                                                                           (544,969)

Total stockholders’ equity                                                                                                        655,925

                                                                                                                                         $  1,780,081

The accompanying notes are an integral part of the financial statements.                                     1

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

                                                 Additional

       Common Stock                     Paid-In            Accumulated

   Shares              Amount             Capital                  Deficit                     Total

  6,502,913         $ 6,503            $ (6,403)              $  (643,329)         $  557,565

                                                                                     98,360                98,360

  6,502,913         $ 6,503            $ (6,403)              $  (544,969)         $  655,925

                                                                                                                                                          3

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

                                                                                                                                                          5

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

                                                                                                                                                          6

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

                                                                                 Three Months Ended March 31, 2002

                                                                           Trucking            Warehouse                    Total

          Revenue                                                 $   1,176,633         $     969,997         $   2,146,631

          Other                                                      $         3,749         $               0         $         3,749

          Depreciation                                           $         3,885         $       21,049         $       24,934

          Net (loss) income                                    $      (90,891)        $     214,251         $     123,360

          Equipment, net of accumulated

              depreciation                                        $        35,676         $     266,925         $     302,601

          Segment assets                                       $   1,350,729         $     429,352         $   1,780,081

                                                                                  Three Months Ended March 31, 2001

                                                                           Trucking            Warehouse                    Total

          Revenue                                                 $   1,705,394         $               0         $   1,705,349

          Other                                                      $            340         $               0         $           340

          Net income                                             $        99,423         $               0         $       99,423

          Equipment                                               $         3,060         $               0         $         3,060

          Segment assets                                       $   1,322,553         $               0         $   1,322,553

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
Management's Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements. This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. This Form10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

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

Revenues increased approximately $444,691, or 26%, to approximately $2,150,380 for the period ended March 31, 2002 as compared to approximately $1,705,689 for the period ended March 31, 2001. This increase was primarily due to (i)addition of the warehouse segment of our business and;(ii) expansion of the business client base and services offered.

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

Gross margin increased by approximately $226,878, or 88%, to approximately $485,203 for the period ended March 31, 2002, as compared to approximately $258,325 for the period ended March 31, 2001. This increase is primarily attributable to offering various services and building value added propositions that were more profitable, as well as to cost management and budgeting by management that resulted in enhanced trends in gross profit margins.

Selling, general and administrative expenses increased by approximately $247,741 or 217%, to approximately $361,843 for the period ended March 31, 2002, up from approximately $114,102 for the period ended March 31, 2001. This increase was in large part due to: (i) costs incurred as a result of being a public company; (ii) increased size of administration associated with two segments of business and; (iii) additional costs resulting from size increases.

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

Liquidity and Capital Resources

Cash and cash equivalents were approximately $248,310 at March 31, 2002, compared with $39,489 at December 31, 2001. This increase of approximately $208,821 was primarily a result of the Company's cash flow management initiatives and aggressive methods focused on building cash reserves and short-term liquidity.

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

Contingent Liabilities

The Company has been party to a lease in its Atlanta facility that it believed to be month-to-month pursuant to data provided by LMR. In cooperation with LMR, the Company purchased the assets of Q Logistics from bankruptcy and began utilizing the space in Forest Park, Georgia pursuant to providing logistic services for clients. The Company notified the landlord, IDI Services, Inc. (“IDI”), of its intentions to find smaller space and offered IDI an opportunity to provide a lesser facility size within the facility currently occupied by the Company. IDI informed the Company at that time that the Company was party to a lease arrangement that had previously not been disclosed or evidenced. IDI and the Company are engaged in discussions to resolve this misunderstanding in which the Company asserts that IDI accepted a letter of credit provided by LMR as inducement to enter into the lease with LMR with whom the Company had an arrangement to vacate the premises of its month-to-month sublease on 30 days written notice. IDI’s assertion included a variety of material issues, including a representation that the Company was a prime lease holder with an obligation through May 2006. The Company has secured legal counsel and continues to assert that any lease documents that exist suggesting the Company’s prime tenancy are not authorized by the Company, its board, or officers as provided for in the Company’s bylaws. The Company continues to defend its position in this matter and believes that it will reach an amicable settlement pursuant to this issue.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Date: June 19, 2002