Form 10QSB
period 2002-06-30
SEGMENTZ INC
filed 2002-08-19
CIK 1166003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

-----------------------------

FORM 10-QSB

(Mark One)

(X) Quarterly report pursuant to section 13 or 15(d) of the SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2002

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

The registrant has 6,502,913 shares of its common stock issued and outstanding as of June 30, 2002.

The registrant has 1,200,794 shares of its preferred stock issued and outstanding as of June 30, 2002.

Traditional Small Business Disclosure Format (check one) Yes [ ] No [X]

Item 1. Financial Statements.

Financial Statements

Segmentz, Inc.

Six Months Ended June 30, 2002 and 2001 (Unaudited)

Segmentz, Inc.

Financial Statements

Six Months Ended June 30, 2002 and 2001 (Unaudited)

Contents

Financial Statements:

Balance Sheet                                                                                  1

Statements of Operations                                                                 2

Statements of Changes in Stockholders’ Equity                                 3

Statements of Cash Flows                                                                4

Notes to Financial Statements                                                       5-8

Segmentz, Inc.

Balance Sheet

June 30, 2002 (Unaudited)

Assets

Current assets:

Cash and cash equivalents                                                                                                                $ 69,665

Accounts receivable, net of allowance of $86,354                                                                              585,335

Other receivables                                                                                                                              143,570

Prepaid expenses and other current assets                                                                                         188,547

Total current assets                                                                                                                           987,117

Equipment, net of accumulated depreciation                                                                                       266,021

Other assets:

Note receivable, net of allowance of $225,000                                                                                  200,000

Other receivables, net of allowance of $200,000                                                                                 64,833

Loans and advances                                                                                                                           72,160

Total other assets                                                                                                                               336,993

                                                                                                                                                     $ 1,590,131

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable                                                                                             $ 375,546
Line of credit, related party                                                                                   263,902
Accrued expenses, other                                                                                        12,131
Income tax payable                                                                                             25,000
Obligation due under factoring arrangement                                                              221,662
Total current liabilities                                                                                        898,241

Stockholders’ equity:
Convertible preferred stock; 10,000,000 shares
authorized; 1,200,794 shares issued and
outstanding                                                                                                     1,200,794
Common stock; $.001 par value; 40,000,000 shares
authorized; 6,502,913 shares issued and
outstanding                                                                                                        6,503
Additional paid-in capital                                                                                     (6,403)
Accumulated deficit                                                                                          (509,004)
Total stockholders’ equity                                                                                    691,890

                                                                                                               $ 1,590,131

The accompanying notes are an integral part of the financial statements. 1

Segmentz, Inc.

Statements of Operations (Unaudited)

                                                                                 Three Months Ended                            Six Months Ended
                                                                           June 30,              June 30,                   June 30,              June 30,
                                                                              2002                 2001                       2002                   2001
Revenues:
Operating revenue                                                 $ 1,722,644           $ 1,729,671            $ 3,869,275           $ 3,435,360
Consulting and other revenue                                         59,897                                           63,646
                                                                          1,782,541             1,729,671               3,932,921             3,435,360

Expenses:
Operating expenses                                                  1,283,468               1,543,053                2,948,645            2,990,417
General and administrative
expenses                                                                 463,108                 548,190                   824,951             662,292
                                                                         1,746,576               2,091,243                3,773,596            3,652,709

Income (loss) before taxes                                             35,965                (361,572)                 159,325            (217,349)

Income tax expense                                                                                                           25,000

Net income (loss)                                                      $ 35,965             $ (361,572)               $ 134,325         $ (217,349)

Basic earnings (loss) per
common share                                                              $.01                   $(.06)                      $.02                 $(.03)

Basic weighted average common
shares outstanding                                                    6,502,913             6,502,913                6,502,913           6,502,913

Diluted earnings (loss) per
common share                                                              $.00                   $(.06)                     $.02                 ($.03)

Diluted weighted average
common shares outstanding                                            8,904,501         6,502,913               8,904,501           6,502,913

The accompanying notes are an integral part of the financial statements. 2

Segmentz, Inc.

Statements of Changes in Stockholders’ Equity

Six Months Ended June 30, 2002 (Unaudited)

                                                                                                                                        Preferred Stock
                                                                                                                              Shares                         Amount

Balance, December 31, 2001                                                                                                                         1,200,794                            $ 1,200,794

Net income for the period

Balance, June 30, 2002                                                                                                                                   1,200,794                           $ 1,200,794

The accompanying notes are an integral part of the financial statements.

                                                                                                            Additional

                                                                                                            Common Stock                Paid-In                            Accumulated

                                                                          Shares         Amount         Capital                        Deficit                Total

                                                                         6,502,913         $ 6,503       $ (6,403)                    $ (643,329)         $ 557,565

                                                                                                                                               134,325             134,325

                                                                          6,502,913         $ 6,503      $ (6,403)                   $ (509,004)         $ 691,890

Segmentz, Inc.

Statements of Cash Flows (Unaudited)

                                                                                                                                       Six Months Ended
                                                                                                                                             June 30,
                                                                                                                                    2002               2001
Operating activities
Net income (loss)                                                                                                             $ 134,325          $ (217,349)
Adjustments to reconcile net income (loss) to net cash
(used) provided by operating activities:
Bad debt expense                                                                                                                30,888
Depreciation and amortization                                                                                              43,750                 6,269
(Increase) decrease in:
Accounts and other trade receivables                                                                                        392,353         (1,151,205)
Prepaid expenses and other assets                                                                                          (30,856)            (117,027)
Increase (decrease) in:
Accounts payable                                                                                                            (248,131)            939,515
Accounts payable to related party                                                                                                                  (43,938)
Accrued expenses                                                                                                             (134,983)            135,673
Income taxes payable                                                                                                           25,000               (2,917)
Total adjustments                                                                                                                78,021            (233,630)
Net cash provided (used) by operating activities                                                                           212,346            (450,979)

Investing activities
Purchases of equipment                                                                                                         12,037           (433,814)
Loans, advances, and other receivables                                                                                     (40,310)
Net cash used by investing                                                                                                     (28,273)          (433,814)

Financing activities
(Increase) decrease in net obligations incurred under
factoring arrangements                                                                                                       (417,799)          796,959
Net borrowings on line of credit                                                                                              263,902
Proceeds from incurrence of long-term debt                                                                                                      86,125
Net cash (used) provided by financing activities                                                                         (153,897)            883,084

Net increase in cash                                                                                                              30,176             (1,709)

Cash, beginning of period                                                                                                      39,489                1,709

Cash, end of period                                                                                                             $ 69,665                $ 0

The accompanying notes are an integral part of the financial statements. 4

Segmentz, Inc.

Notes to Financial Statements

Six Months Ended June 30, 2002 and 2001 (Unaudited)

1. Basis of Presentation

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three- and six-month periods ended June 30, 2002 and 2001, (b) the financial position at June 30, 2002, and (c) cash flows for the six-month periods ended June 30, 2002 and 2001, have been made. The financial information for the periods ended June 30, 2001 have not been reviewed by the Company’s independent accountants.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of Segmentz, Inc. (the “Company”) for the fiscal year ended December 31, 2001. The results of operations for the three- and six-month period ended June 30, 2002 are not necessarily indicative of those to be expected for the entire year.

2. Contingent Liabilities

The Company has been party to a lease in its Atlanta facility that it believed to be month-to-month pursuant to data provided by Logistics Management Resources, Inc. (“LMR”). In cooperation with LMR, the Company purchased the assets of Q Logistic Solutions, Inc. (“QLS”) from bankruptcy and began utilizing the space in Forest Park, Georgia pursuant to providing logistic services for clients. The Company notified the landlord, IDI Services, Inc. (“IDI”), of its intentions to find smaller space and offered IDI an opportunity to provide a lesser facility size within the facility currently occupied by the Company. IDI informed the Company at that time that the Company was party to a lease arrangement that had previously not been disclosed or evidenced. IDI and the Company are engaged in discussions to resolve this misunderstanding in which the Company asserts that IDI accepted a letter of credit provided by LMR as inducement to enter into the lease with LMR, with whom the Company had an arrangement to vacate the premises of its month-to-month sublease on 30 days written notice. IDI’s assertion included a variety of material issues, including a representation that the Company was a prime lease holder with an obligation through May 2006. The Company has secured legal counsel and continues to assert that any lease documents that exist suggesting the Company’s prime tenancy are not authorized by the Company, its board, or officers as provided for in the Company’s bylaws. The Company continues to defend its position in this matter and believes that it will reach an amicable settlement pursuant to this issue.

Segmentz, Inc.

Notes to Financial Statements

Six Months Ended June 30, 2002 and 2001 (Unaudited)

3. Sale of Accounts Receivable

During the first quarter of 2002, the Company entered into an agreement with a financing company to purchase certain receivables of the Company without recourse at a discount of nine percent, offset by a charge estimated to be one percent per ten days outstanding, after which any unused discount is refunded. The Company is treating this as a sales transaction in accordance with Statement of Financial Accounting Standards No. 140. The receivable is removed from the assets of the Company on the date of sale of the receivable in exchange for cash received.

4. Line of Credit and Related Party Transaction

As of December 31, 2001, the Company had entered into an agreement with a related party to provide a line of credit up to $1.0 million. At December 31, 2001, that party agreed to convert its outstanding balance of $773,896 to Series A preferred stock of the Company. The Company currently has up to $300,000 available under the facility, of which, $263,902 is outstanding as of June 30, 2002.

5. Income Taxes

Income tax expense for the three and six months ended June 30, 2002 is based on the Company’s estimate of the effective tax rate expected to be applicable for the full year. The effective tax rate of 37.5 percent for the three and six months ended June 30, 2002 differs from the statutory rate because of the effects of utilizing a net operating loss carryover.

6. Earnings Per Share

Common stock equivalents in the three- and six-month periods ended June 30, 2001 for basic and diluted earnings per share are the same as if there were no dilutive securities outstanding at June 30, 2001.

Segmentz, Inc.

Notes to Financial Statements

Six Months Ended June 30, 2002 and 2001 (Unaudited)

7. Subsequent Events

The Company reflects a balance of $425,000 on its balance sheet for an obligation due to them from LMR. The Company received a payment of $35,000 against this amount on July 25, 2002. The Company holds a reserve against this obligation of $225,000, which it continues to believe is sufficient to cover any losses that might result from the failure of LMR to pay this obligation.

The Company was notified of a civil action filed against them by Murphy Surf Air, Inc., a client of the Company, pursuant to a non-disclosure agreement executed by the Company in fiscal 2001 in connection with plans to examine the potential purchase of Murphy Surf Air, Inc. by the Company and the subsequent actions of a former Company employee who is alleged to have breached the agreement. Murphy Surf Air, Inc. is currently not pursuing any action against the Company and has agreed that if the assertions made by the Company relating to this matter are true (specifically that the Company had no material contact with its former employee related to this breach), that no further action will be brought against the Company. The Company believes that it has no liability in connection with this action.

8. Segment Information

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

Segmentz, Inc.

Notes to Financial Statements

Six Months Ended June 30, 2002 and 2001 (Unaudited)

8. Segment Information (continued)

The warehousing operation, acquired in 2001, offers warehouse locations in two facilities covering the east coast. The Company is attempting to expand to offer smaller satellite facilities to enable conduit and direct route trucking solutions on a contracted, dedicated route basis to larger clients.

                                                                                                                                       Six Months Ended June 30, 2002

                                                                                                                               Trucking              Warehouse                 Total

Revenue                                                                                                              $ 2,219,877              $ 1,649,398          $ 3,869,275

Other                                                                                                                        $ 63,646                         $ 0              $ 63,646

Depreciation                                                                                         $ 7,770    $ 35,980          $ 43,750

Net (loss) income                                                                                                    $ (395,628)              $ 529,953             $ 134,325

Equipment, net of accumulated
depreciation                                                                                   $ 31,791        $ 234,230         $ 266,021

Segment assets                                                                                                        $ 1,029,027              $ 561,104           $ 1,590,131

                                                                                                                                       Six Months Ended June 30, 2001

                                                                                                                                  Trucking             Warehouse                 Total

Revenue                                                                                                                   $ 2,593,699             $ 841,661           $ 3,435,360

Net (loss) income                                                                                                      $ (236,566)               $ 19,217            $ (217,349)

Equipment                                                                                      $ 27,702          $ 50,000           $ 77,702

Segment assets                                                                                                             $ 848,217         $ 1,031,394              $ 1,879,611

Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

The Company continues to develop and implement its suite of transportation, brokerage, agent and business operational service tools to empower its partners and clients to success in the trucking and transportation business. The Company has segued its business away from the warehousing segment and expects to enter into a term relationship with its largest client that provides for a term operation at the client facility in Atlanta, GA. The Company is redeploying the capital removed from this segment through closing the NJ facility relationship into the transportation brokerage and agent support sections of its business and expects a continual growth in those area as a consequent.

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

The Company has increased its short term capital ratios from last year's period ended June 30, 2001 to period ended June 30, 2002 to mitigate cash flow concerns and short term capital requirements. It has negotiated more reasonable terms with significant third party service providers and secured better payment terms with its major customers. The Company had, at period ended June 30, 2002, $69,665 of cash and cash equivalents compared with $0 at period ended June 30, 2001. The Company believes it has enough cash on hand to continue to operate for the next twelve months without outside capital but continues to seek equity capital to enable it to reduce borrowing costs and expand its markets pursuant to its plans, and has closed on the first $50,000, on July 24, 2002, of an interim bridge funding which provides unsecured funding on a demand basis over the next twelve months.

The Company moved its facility in Atlanta, GA. on July 20 as part of its desire to size facilities to reflect zero excess space available policies. The Company is realizing gains on sale of assets in connection with its termination of operations at the facility in Edison, NJ and in concert with the downsizing of its facility in Atlanta. This is part of the Company's strategy to concentrate resources on land based transportation services and expansion in its broker and agent segment of business.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements. This Form 10-QSB includes "forward-looking statements" within the meaningof Section 27A of the  Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements,  other thanstatements of historical facts, included or incorporated by reference in thisForm 10-QSB which address activities,  events or developments which the Companyexpects or anticipates will or may occur in the future, including such things as  future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion  and growth of the Company's business and operations, and other such matters are forward-looking statements.  These statements  are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical  trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances.  However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a  number of risks and uncertainties, general economic  market and business conditions; the business opportunities (or lack thereof)  that may be presented to and pursued by the Company;  changes in laws or  regulation; and other factors, most of which are beyond  the control of the Company.This Form10-QSB contains statements that constitute "forward-looking statements." These forward-looking  statements can be identified by the use ofpredictive, future-tense or forward-looking terminology, such as "believes," "anticipates,"  "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect  to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history;  (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans.  Investors are cautioned that any  such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and  that actual results may differ materially from those projected in the forward-looking statements as a result of various factors.   Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history,  potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.  Consequently, all of the forward-looking statements made in this Form 10-QSBare qualified by these cautionary  statements and  there can be no assurance that the actual results or developments anticipated by the Company will berealized or, even if  substantially realized, that they will have the expectedconsequence to or effects on the Company or its business or operations.   The Company assumes no obligations to update any such forward-looking statements.

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

For the period ended June 30, 2002 compared to the period ended June 30, 2001.

Revenues increased approximately $52,870, or 3%, to approximately $1,782,541 for the period ended June 30, 2002, as compared to approximately $1,729,671 for the period ended June 30, 2001. This increase was primarily due to continued expansion of the trucking services group and segment.

Costs of services provided, which consist primarily of payment for trucking services, fuel, insurance, sales, marketing and general and administrative support decreased by approximately $344,667, or 16.4%, to approximately $1,746,576 for the period ended June 30, 2002, as compared to approximately $2,091,243 for the period ended June 30, 2001, primarily due to management's aggressive campaign to reduce fixed expenses and to manage cash flows more efficiently.

The Company realized income from continuing operations before provisions for income taxes of approximately $35,965 for the period ended June 30, 2002, compared with losses from continuing operations before provisions for income taxes of approximately $361,572 for the period ended June 30, 2001.

The Company's earned income per share from continuing operations for the period ended June 30, 2002 increased by seven cent per share to $.01 per share, as compared to a loss of ($.06) per share for the same period in 2001.

For the six month period ended June 30, 2002 compared to the six month period ended June 30, 2001.

Revenues increased approximately $497,561, or 14.5%, to approximately $3,932,921 for the six month period ended June 30, 2002, as compared to approximately $3,435,360 for the six month period ended June 30, 2001. This increase was primarily due to continued expansion of the business and new client acquisition.

Costs of services provided, which consist primarily of payment for trucking services, fuel, insurance, sales, marketing and general and administrative support increased by approximately $120,887, or 2%, to approximately $3,773,596 for the period ended June 30, 2002, as compared to approximately $3,652,709 for the period ended June 30, 2001, primarily due to management's aggressive campaign to reduce fixed expenses and to ensure profitability measured as a percentage of gross sales.

The Company realized income from continuing operations before provisions for income taxes of approximately $134,325 for the six month period ended June 30, 2002, compared with losses from continuing operations before provisions for income taxes of approximately $217,349 for the six month period ended June 30, 2001.

The Company's earned income per share from continuing operations for the six month period ended June 30, 2002 increased by five cent per share to $.02 per share, as compared to a loss of ($.03) per share for the same period in 2001.

Revenue for the Trucking segment of our business decreased approximately $373,822 from $2,593,699 for the six month period ended June 30, 2001 to $2,219,877 for the six month period ended June 30, 2002. This decrease was primarily due to a shift from a blending of warehouse and trucking segments to a focus on trucking, which requires available capital from the warehouse segment of the Company's business to be redeployed.

Revenue for the Warehouse segment of our business was $1,649,398 for the six month period ended June 30, 2002 compared with $841,661 for the six month period ended June 30, 2001, primarily due to six full months of segment operations, compared with two for the 2001 period.

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

The Company has also received notice from Murphy Surf-Air, a client of the Company that names the Company as a co-defendent in a civil action resulting from damage caused to Murphy Surf-Air by a former employee of the Company. The Company has entered into cooperative discussions with Murphy Surf-Air that resulted in the Company not being named in the motion that sought injunctive relief and termporary restraint against business activitity. The Company has received a letter from Murphy that indicates that the Company will be dropped from all civil actions subject to the Company's representations that it has no current involvment with the former employee being true. The Company believes it has no material liability in connection with this action.

Liquidity and Capital Resources

Cash and cash equivalents were approximately $69,665 at June 30, 2002, compared with $0 at June 30, 2001. This increase of approximately $69,655 was primarily a result of the Company's cash flow management initiatives and aggressive methods focused on building cash reserves and short term liquidity.

During the fiscal year ended December 31, 2001, the Company entered into a $1,000,000 factoring facility with Yankton Factors that provides for 97.5% advance rate against eligible receivables defined as those receivables which are likely to be paid to the Company within ninety days from the invoicing for services, this facility bears interest of 2.5% for up to 75 days of credit and is estimated to have an annual cost of approximately prime rate plus eighteen percent to the Company. The facility is currently unsecured and has outstanding balances due of $221,661 as of period ended June 30, 2002. In February 2002, the Company entered into a $1,000,000, factoring facility with Riviera Finance that provides for sale of eligible receivables without recourse with regards to credit and collections. The Company sells receivables to Riviera at a discount to their face value and does not collect or assume credit risk consequential to this sale.

The Company has embarked upon an aggressive campaign to manage cash that has resulted in greater anticipated levels of cash available for operations which it believes will be adequate to fund operations and financial requirements in the next fiscal year. At December 31, 2001, the Company arranged for the conversion of debt due to related parties to preferred equities. It is in discussion with the provider of the credit facility to convert remaining balances to an equity class and will continue to seek such conversion from preferred equity classes to common equity classes in the near future.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On June 17, 2002, the Company received a summons from Industrial Property Fund I, LP that named the Company as a co-defendant in a civil action pursuant to the Company's tenancy in Forest Park, GA., which the Company continues to assert and claim is a month-to-month tenancy under which the Company has no obligation other than payment of rent when due. This facility is no longer occupied by the Company. No remedy is being sought against the Company at this time relating to this civil action.

The Company has also received notice from Murphy Surf-Air, a client of the Company that names the Company as a co-defendent in a civil action resulting from damage caused to Murphy Surf-Air by a former employee of the Company. The Company has entered into cooperative discussions with Murphy Surf-Air that resulted in the Company not being named in the motion that sought injunctive relief and termporary restraint against business activitity. The Company has received a letter from Murphy that indicates that the Company will be dropped from all civil actions subject to the Company's representations that it has no current involvment with the former employee being true. The Company believes it has no material liability in connection with this action.

Item 2. Changes in Securities.

The Company did not issue new equity securities in the period ended June 30, 2002.

Item 3. Defaults Upon Senior Securities.

The Company is not in default in any Senior Securities or material obligations.

Item 4. Submission of Matters to a vote of Security Holders.

Item 5. Other Information.

There is no information to report for the period ended June 30, 2002.

Item 6. Exhibits and Reports on Form 8-K

(a) EXHIBITS

None

(b) REPORTS ON FORM 8-K

None

SIGNATURES.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SEGMENTZ, INC.

                                By:  /s/    Allan J. Marshall
                                     Chief Executive Officer

Date:   August 19, 2002