Form 10QSB
period 2002-09-30
SEGMENTZ INC
filed 2002-11-14
CIK 1166003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Commission file number: 000-49606

Segmentz, Inc.

(Exact name of registrant as specified in its charter)

18302 Highwoods Preserve Parkway, Suite 210

Tampa, FL 33647

(Address of principal executive offices, including zip code)

(813) 989-2232

(Registrant’s telephone number, including area code)

(Mark One)

(X) Quarterly report pursuant to section 13 or 15(d) of the SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2002

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

The registrant has 6,502,913 shares of its common stock issued and outstanding as of September 30, 2002.

The registrant has 1,190,667 shares of its preferred stock issued and outstanding as of September 30, 2002.

Traditional Small Business Disclosure Format (check one) Yes [ ] No [X]

Item 1. Financial Statements.

Financial Statements

Segmentz, Inc.

Three and Nine Months Ended September 30, 2002 and 2001 (Unaudited)

Segmentz, Inc.

Financial Statements

Three and Nine Months Ended September 30, 2002 and 2001 (Unaudited)

Contents

Financial Statements:

Balance Sheet                                                                                  1

Statements of Operations                                                                 2

Statements of Changes in Stockholder's Equity                                 3

Statements of Cash Flows                                                                4

Notes to Financial Statements                                                          5-8

Segmentz, Inc.

Balance Sheet

September 30, 2002 (Unaudited)

Assets

Current assets:

Cash and cash equivalents                          ;                                                                                 $     70,974

Accounts receivable, net of allowance of $40,092                                                                           1,705,867

Other receivables                                                                                                                               169,550

Prepaid expenses and other current assets                                                                                          157,371

Deferred Tax Asset                                                                                                                             65,000

Total current assets                                                                                                                         2,168,762

Equipment, net of accumulated depreciation                                                                                       242,913

Other assets:

Note receivable, net of allowance of $290,000                                                                                   100,000

Other receivables                                                                                                                                 19,833

Loans and advances                                                                                                                             67,183

Total other assets                                                                                                                               187,016

                                                                                                                                                     $ 2,598,691

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable                                                                                                                         $ 1,016,537
Line of credit, related party                                                                                                                 263,902
Accrued expenses, other                                                                                                                      20,917
Income tax payable                                                                                                                              65,000
Obligation due under factoring arrangement                                                                                         339,486
Total current liabilities                                                                                                                      1,755,842

Stockholders’ equity:
Convertible preferred stock; 10,000,000 shares
authorized; 1,190,667 shares issued and
outstanding                                                                                                                                      1,190,667
Common stock; $.001 par value; 40,000,000 shares
authorized; 6,502,913 shares issued and
outstanding                                                                                                                                             6,503
Common Stock Payable                                                                                                                     10,000
Additional paid-in capital                                                                                                                      (6,403)
Accumulated deficit                                                                                                                          (357,918)
Total stockholder's equity                                                                                                                   843,849

                                                                                                                                                    $ 2,598,691

The accompanying notes are an integral part of the financial statements.                                                      1

Segmentz, Inc.

Statements of Operations (Unaudited)

                                                                                 Three Months Ended                            Nine Months Ended
                                                                           Sept 30,                 Sept 30,                      Sept 30,                 Sept 30,
                                                                             2002                      2001                            2002                     2001
Revenues:
Operating revenue                                       $ 2,207,782            $ 3,241,880            $ 6,077,057              $ 6,677,240
Consulting and other revenue                               9,648                    16,223                    73,294                      16,223
                                                                        2,217,430              3,258,103                6,150,351                 6,693,463

Expenses:
Operating expenses                                        1,736,559               2,361,609               4,685,204                5,352,026
General and administrative
expenses                                                            354,785                  600,330               1,179,736                 1,262,622
                                                                       2,091,344                2,961,939              5,864,940                 6,614,648

Income before taxes                                         126,086                  296,164                   285,411                     78,815

Income tax expense                                                                          19,200                                                      19,200

Net income                                                   $   126,086              $ 276,964                $ 285,411                   $ 59,615

Basic earnings per
common share                                                        $.02                        $.04                        $.04                         $ .01

Basic weighted average common
shares outstanding                                          6,502,913             6,502,913                6,502,913                6,502,913

Diluted earnings per
common share                                                        $.01                     $.04                          $.03                          $.01

Diluted weighted average
common shares outstanding                          8,915,417           6,502,913                 8,936,892                 6,502,913

The accompanying notes are an integral part of the financial statements.                                                                       2

Segmentz, Inc.

Statements of Changes in Stockholder's Equity

Three and Nine Months Ended September 30, 2002 (Unaudited)

                                                                                                                                        Preferred Stock
                                                                                                                              Shares                         Amount

Balance, December 31, 2001                                                                               1,200,794                    $ 1,200,794

Redemption of Preferred Stock                                                                                (10,127)                        (10,127)

Sale of Common Stock

Net income for the period

Balance, September 30, 2002                                                                                 1,190,667                 $ 1,190,667

The accompanying notes are an integral part of the financial statements.

                                                                               Additional    Common

                                                  Common Stock        Paid-In        Stock           Accumulated

                                         Shares         Amount         Capital       Payable         Deficit                Total

                                       6,502,913         $ 6,503       $ (6,403)           0    $ (643,329)            $ 557,565
                                                                                                                                                    (10,127)
                                                                                                     10,000                                      10,000
                                                                                                                       285,411                285,411

                                        6,502,913         $ 6,503      $ (6,403)   10,000    $ (357,918)           $ 842,849

Segmentz, Inc.

Statements of Cash Flows (Unaudited)

                                                                                                                                     Nine Months Ended
                                                                                                                                      September 30,
                                                                                                                                    2002                    2001
Operating activities
Net income                                                                                                                     $ 285,411        $ 59,615
Adjustments to reconcile net income (loss) to net cash
(used) provided by operating activities:
Bad debt expense                                                                                                                 42,687
Depreciation and amortization                                                                                                67,680           34,716
Loss on Sale of Investment                                                                                                                        78,998
(receipt of marketable securities for services rendered)                                                                              (148,500)
(Increase) decrease in:
Accounts and other trade receivables                                                                                  (739,978)     (1,666,067)
Prepaid expenses and other assets                                                                                           9,340         (128,561)
Increase (decrease) in:
Accounts payable                                                                                                                392,860         634,227
Accounts payable to related party                                                                                                                91,526
Accrued expenses                                                                                                               126,197           21,452
Income taxes payable                                                                                                                   0
Total adjustments                                                                                                                 78,021        (233,630)
Net cash provided (used) by operating activities                                                                     212,346        (450,979)

Investing activities
Purchases of equipment                                                                                                        12,037        (409,180)
Loans, advances, and other receivables                                                                                 (35,333)
Proceeds from sale of equipment                                                                                                                69,502
Net cash used by investing                                                                                                  (23,296)        (339,678)

Financing activities
(Increase) decrease in net obligations incurred under
factoring arrangements                                                                                                       (299,975)        587,268
Net borrowings on line of credit                                                                                           263,902          559,535
Proceeds from incurrence of long-term debt                                                                                               245,000
Proceeds from Issuance of Note Payable                                                                                50,000
Proceeds from Sale of Common Stock                                                                                   10,000
Redemption of Preferred Stock                                                                                             (10,127)
Net cash (used) provided by financing activities                                                                     (13,800)      1,391,803

Net increase in cash                                                                                                            31,485           29,531

Cash, beginning of period                                                                                                    39,489            1,709

Cash, end of period                                                                                                            $ 70,974       $ 31,240

The accompanying notes are an integral part of the financial statements.                                                                          4

Segmentz, Inc.

Notes to Financial Statements

Three and Nine Months Ended September 30, 2002 and 2001 (Unaudited)

1. Basis of Presentation

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three- and nine-month periods ended September 30, 2002 and 2001, (b) the financial position at September 30, 2002, and (c) cash flows for the nine-month periods ended September 30, 2002 and 2001, have been made. The financial information for the periods ended September 30, 2001 have not been reviewed by the Company's independent accountants.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of Segmentz, Inc. (the "Company") for the fiscal year ended December 31, 2001. The results of operations for the three- and nine-month period ended September 30, 2002 are not necessarily indicative of those to be expected for the entire year.

2. Contingent Liabilities

The Company has been party to a lease in its Atlanta facility that it believed to be month-to-month pursuant to data provided by Logistics Management Resources, Inc. ("LMR"). In cooperation with LMR, the Company purchased the assets of Q Logistic Solutions, Inc. ("QLS") from bankruptcy and began utilizing the space in Forest Park, Georgia pursuant to providing logistic services for clients. The Company notified the landlord, IDI Services, Inc. ("IDI"), of its intentions to find smaller space and offered IDI an opportunity to provide a lesser facility size within the facility currently occupied by the Company. IDI informed the Company at that time that the Company was party to a lease arrangement that had previously not been disclosed or evidenced. IDI and the Company are engaged in discussions to resolve this misunderstanding in which the Company asserts that IDI accepted a letter of credit provided by LMR as inducement to enter into the lease with LMR, with whom the Company had an arrangement to vacate the premises of its month-to-month sublease on 30 days written notice. IDI's assertion included a variety of material issues, including a representation that the Company was a prime lease holder with an obligation through May 2006. The Company has secured legal counsel and continues to assert that any lease documents that exist suggesting the Company's prime tenancy are not authorized by the Company, its board, or officers as provided for in the Company's bylaws. The Company continues to defend its position in this matter and believes that it will reach an amicable settlement pursuant to this issue.

Segmentz, Inc.

Notes to Financial Statements

Three and Nine Months Ended September 30, 2002 and 2001 (Unaudited)

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

4. Line of Credit and Related Party Transaction

As of December 31, 2001, the Company had entered into an agreement with a related party to provide a line of credit up to $1.0 million. At December 31, 2001, that party agreed to convert its outstanding balance of $773,896 to Series A preferred stock of the Company. The Company currently has up to $300,000 available under the facility, of which, $263,902 is outstanding as of September 30, 2002.

5. Income Taxes

Income tax expense for the three and nine months ended September 30, 2002 is based on the Company's estimate of the effective tax rate expected to be applicable for the full year. The effective tax rate of 37.5 percent for the three and nine months ended September 30, 2002 differs from the statutory rate because of the effects of utilizing a net operating loss carryover. During the three month period ended September 30, 2002, the Company incurred an estimated income tax liability of approximately $65,000. The Company also recorded a deferred tax asset of $65,000.

6. Earnings Per Share

Common stock equivalents in the three- and nine-month periods ended September 30, 2001 for basic and diluted earnings per share are the same as if there were no dilutive securities outstanding at September 30, 2001.

Segmentz, Inc.

Notes to Financial Statements

Three and Nine Months Ended September 30, 2002 and 2001 (Unaudited)

7. Subsequent Events

The Company increased its reserve as a potential offset against certain obligations due from LMRI against reserves held by the Company for this purpose. The remaining balances due are $390,000 in connection with this obligation relating to the recission of the transaction in fiscal 2001 to merge with LMRI. The Company believes the remaining balance will be satisfied prior to fiscal year end, but has reserved an additional $65,000 against potential losses in connection with this balance due.

The Company was released by Murphy Surf Air, Inc., a client of the Company, from any liability pursuant to a civil suit filed naming the Company as a party pursuant to the Company’s discussions to acquire Murphy Surf Air in fiscal 2001. The Company has subsequent to being released signed an agency agreement with Murphy Surf Air and an agreement to acquire certain of Murphy's assets in January 2003.

8. Bridge Funding

The Company received a commitment from an Investor to provide up to $200,000 in bridge funding available upon demand to meet expansion needs until the Company completes the Private Placement of its equity that is currently underway. The Company pays 10% annual interest, payable in cash and 15% warrant coverage annually for any amounts extended under this facility. The Investor has additionally offered additional equity funding under terms and conditions to be agreed upon, to be closed in January 2003.

9. Segment Information

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

Segmentz, Inc.

Notes to Financial Statements

Three and Nine Months ended September 30, 2002 and 2001 (Unaudited)

9. Segment Information (continued)

The warehousing operation, acquired in 2001, offers warehouse locations in two facilities covering the east coast. The Company is attempting to expand to offer smaller satellite facilities to enable conduit and direct route trucking solutions on a contracted, dedicated route basis to larger clients.

                                                                                  Three Months Ended September 30, 2002

                                                                            Trucking             Warehouse                   Total

                          Revenue                                   $ 1,651,756             $     565,674            $  2,217,430

                          Other                                        $        9,648             $                 0           $         9,648

                          Depreciation                             $        5,115             $        21,049           $       67,060
                          Net (loss) income                      $     22,566              $      103,520           $     126,086

                                                                                   Nine Months Ended September 30, 2002

                                                                            Trucking             Warehouse                   Total

                          Revenue                                   $ 3,866,065             $ 2,210,922            $  6,077,057

                          Other                                        $       73,294            $               0            $       73,294

                          Depreciation                             $       12,885            $      54,175            $       67,060

                          Net (loss) income                      $    (293,859)          $    579,270            $     285,411

                          Equipment, net of

                          accumulated depreciation         $        50,097           $   192,816             $      242,913

                          Segment assets                         $   1,677,737           $   920,954           $     2,598,691

                                                                                  Nine Months Ended September 30, 2001

                                                                            Trucking             Warehouse                     Total

                           Revenue                                $ 4,722,902             $   1,970,561             $ 6,693,463

                           Net (loss) income                   $    (23,636)            $         83,251             $     59,615

                           Equipment                             $      53,947             $       320,517             $   374,464

                           Segment assets                     $  1,691,899            $       778,391            $ 2,470,290

Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

The Company completed its third consecutive profiable quarter, while closing its warehouse facility in Atlanta, GA . The Company will continue to expand its warehouse segment by seeking small staging and storage facilities that provide low fixed cost burden and offer value added components to the transportation services which it offers. The Company signed an agency relationship with Murphy Surf Air, starting in the third quarter, that provides for continued opportunity in the warehouse segment, as well as the opportunity to build regional niche services in air frieght forwarding.

The Company continues to develop and implement its suite of transportation, brokerage, agent and business operational service tools to empower its partners and clients to success in the trucking and transportation business. The Company has segued its business away from its client concentrations in the warehousing segment and will expand this segment offering a suite of value added services that combine forwarding, staging and supply-chain management initiatives with its transportation service offerings.The Company is redeploying the capital removed from this segment through closing the NJ facility relationship into the transportation brokerage and agent support sections of its business and expects a continual growth in those area as a consequent.

The Company currently has credit facilities with Yankton Factors and Riviera Finance of $1,000,000 each and continues to negotiate with asset based lenders to consolidate borrowings at more favorable market rates. The Company will devote resources towards consolidation of borrowings that are more cost effective and that provide the Company with adequate room for continued growth. The Company believes the current facilities provide adequate capital for continued operations in the event it cannot secure alternative funding in accordance with these efforts. The Company intends to

Cash and cash equivalents were approximately $70,974 at September 30, 2002, compared with $31,240 at September 30, 2001. This increase of approximately $39,734 was primarily a result of the Company's cash flow management initiatives and aggressive methods focused on building cash reserves and short term liquidity. The Company believes it has enough cash on hand to continue to operate for the next twelve months without outside capital but continues to seek equity capital to enable it to reduce borrowing costs and expand its markets pursuant to its plans, and has closed on the first $100,000, of an interim bridge funding which provides unsecured funding on a demand basis over the next twelve months..

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

Broker, Agent & Owner/Operator Services -- The Company provides direct connection to software products that allow brokers,  gents and independent owner/operators to provide captive and near-captive fulfillment services for trucking clients. The  Company also provides advance funding and fuel funding to enable these third party providers to expand their busines operations  and to increase margins withing the trucking segment of the Company's business.

For the period ended Sepember 30, 2002 compared to the period ended September 30, 2001.

Revenues decreased approximately $1,040,673, or 32%, to approximately $ 2,217,430 for the period ended September 30, 2002, as compared to approximately $3,258,103 for the period ended September 30, 2001. This decrease was primarily due to closure of the New Jersey warehouse facility, combined with delay to redeploying the resources supporting the NJ facility into the expansion related to other business opportunties.

Costs of services provided, which consist primarily of payment for trucking services, fuel, insurance, sales, marketing and general and administrative support decreased by approximately $870,595, or 30%, to approximately $2,091,344 for the period ended September 30, 2002, as compared to approximately $2,961,939 for the period ended September 30, 2001, primarily due to offsetting reductions in corresponding sales for the period end.

The Company realized income from continuing operations before provisions for income taxes of approximately $126,086 for the period ended September 30, 2002, compared with income from continuing operations before provisions for income taxes of approximately $296,164 for the period ended September 30, 2001.

The Company's earned income per share from continuing operations for the period ended September 30, 2002 decreased by two cent per share to $.02 per share, as compared to $.04 per share for the same period in 2001.

For the nine month period ended September 30, 2002 compared to the nine month period ended September 30, 2001.

Revenues decreased approximately $543,112, or 8%, to approximately $6,150,351 for the nine month period ended September 30, 2002, as compared to approximately $6,693,463 for the nine month period ended September 30, 2001. This decrease was primarily due to reduction of sales in the warehouse segment in accordance with Management's efforts to segue from the concentrations and fixed cost burden associated with the Q Logistics warehouses in Atlanta and Edison, NJ to smaller facilities that provide value added staging services that support the Company's transportation and logistics initiatives.

Costs of services provided, which consist primarily of payment for trucking services, fuel, insurance, sales, marketing and general and administrative support decreased by approximately $749,708, or 12%, to approximately $5,864,940 for the period ended September 30, 2002, as compared to approximately $6,614,648 for the period ended September 30, 2001, primarily due to management's aggressive campaign to reduce fixed expenses and to ensure profitability measured as a percentage of gross sales, as well as development of pricing and delivery models that enhance consistancy in pricing and costs.

The Company realized income from continuing operations before provisions for income taxes of approximately $285,411 for the nine month period ended September 30, 2002, compared with income from continuing operations before provisions for income taxes of approximately $78,815 for the nine month period ended September 30, 2001.

The Company's earned income per share from continuing operations for the nine month period ended September 30, 2002 increased by three cent per share to $.04 per share, as compared to earned income of $.01 per share for the same period in 2001.

Revenue for the Trucking segment of our business decreased approximately $856,857 from $4,722,902 for the nine month period ended September 30, 2001 to $3,866,065 for the nine month period ended September 30, 2002. This decrease was primarily due to a shift from a blending of warehouse and trucking segments to a focus on trucking, which requires available capital from the warehouse segment of the Company's business to be redeployed.

Revenue for the Warehouse segment of our business was $2,210,922 for the nine month period ended September 30, 2002 compared with $1,970,561 for the nine month period ended September 30, 2001, primarily due to reduction in the large warehouse segment we had acquired consequential to the acquisition of the Q-logistics assets in 2001, combined with the initiation of the frieght forwarding small warehouse segment that is core to our expansion in 2002.

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

Contingent Liabilities

The Company has been party to a lease in its Atlanta facility that it believed to be month-to-month pursuant to data provided by LMR. In cooperation with LMR, the Company purchased the assets of Q Logistics from bankruptcy and began utilizing the space in Forest Park, Georgia pursuant to providing logistic services for clients. The Company notified the landlord, IDI Services, Inc. (“IDI”), of its intentions to find smaller space and offered IDI an opportunity to provide a lesser facility size within the facility currently occupied by the Company. IDI informed the Company at that time that the Company was party to a lease arrangement that had previously not been disclosed or evidenced. IDI and the Company are engaged in discussions to resolve this misunderstanding in which the Company asserts that IDI accepted a letter of credit provided by LMR as inducement to enter into the lease with LMR with whom the Company had an arrangement to vacate the premises of its month-to-month sublease on 30 days written notice. IDI’s assertion included a variety of material issues, including a representation that the Company was a prime lease holder with an obligation through May 2006. The Company has secured legal counsel and continues to assert that any lease documents that exist suggesting the Company’s prime tenancy are not authorized by the Company, its board, or officers as provided for in the Company’s bylaws. The Company continues to defend its position in this matter and believes that it will reach an amicable settlement pursuant to this issue. The matter was dismissed in Atlanta, GA based on venue and no liability is currently due in connection with this matter.b

The Company has been dismissed by Murphy Surf Air from all liabilities in connection with civil actions that were filed in Kentucky.

Liquidity and Capital Resources

Cash and cash equivalents were approximately $70,974 at September 30, 2002, compared with $31,240 at September 30, 2001. This increase of approximately $39,734 was primarily a result of the Company's cash flow management initiatives and aggressive methods focused on building cash reserves and short term liquidity.

During the fiscal year ended December 31, 2001, the Company entered into a $1,000,000 factoring facility with Yankton Factors that provides for 97.5% advance rate against eligible receivables defined as those receivables which are likely to be paid to the Company within ninety days from the invoicing for services, this facility bears interest of 2.5% for up to 75 days of credit and is estimated to have an annual cost of approximately prime rate plus eighteen percent to the Company. The facility is currently unsecured and has outstanding balances due of $221,661 as of period ended September 30, 2002. In February 2002, the Company entered into a $1,000,000, factoring facility with Riviera Finance that provides for sale of eligible receivables without recourse with regards to credit and collections. The Company sells receivables to Riviera at a discount to their face value and does not collect or assume credit risk consequential to this sale. The Company has subsequent to the period ended September 30, 2002, entered into a revolving credit facility with Comdata that will replace its other credit faciliites. This provides for advance of 90% of eligible accounts receivable for 2% of face value for up to ninety days, which based upon the current average receivable aging of 48 days equates to a cost of 17% annually.

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

Item 3. Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO an CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of such evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2002, the Company has secured dismissal of the action filed against it by Industrial Property Fund I, LP based upon juridiction and venue. The Company continues to have discussion regarding this matter and continues to asset a month-to-month tenancy existed under which the Company has no ongoing or residual liability. No remedy is being sought against the Company at this time in connection with this matter.

The Company was released by Murphy Surf Air from obligations or civil remedies sought in an action filed in Kentucky in July 2002. The Company has no liabilities with respect to this action.

Item 2. Changes in Securities.

The Company promised to issue 30.000 shares of its Common Stock pursuant to private placements completed under Rule 144 of the Securities and Exchange Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

The Company is not in default in any Senior Securities or material obligations.

Item 4. Submission of Matters to a vote of Security Holders.

Item 5. Other Information.

There is no information to report for the period ended September 30, 2002.

Item 6. Exhibits and Reports on Form 8-K

(a) EXHIBITS

None

(b) REPORTS ON FORM 8-K

None

SIGNATURES.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SEGMENTZ, INC.

                                By:  /s/    Allan J. Marshall
                                     Chief Executive Officer

                                By:  /s/    John S. Flynn
                                     Chief FInancial Officer

Date:   November 14, 2002

CERTIFICATIONS

I, Allan J. Marshall, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Segmentz, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002 By: /s/ Allan J. Marshall
--------------------------------------------------------------------------------
Allan J. Marshall
Chief Executive Officer