Form 10QSB/A
period 2002-09-30
SEGMENTZ INC
filed 2002-12-11
CIK 1166003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

lAmendment number 1 to

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

Segmentz, Inc.

Statements of Cash Flows (Unaudited)

                                                                                                                                     Nine Months Ended
                                                                                                                                      September 30,
                                                                                                                                    2002                    2001
Operating activities
Net income                                                                                                                     $ 285,411        $ 59,615
Adjustments to reconcile net income (loss) to net cash
(used) provided by operating activities:
Bad debt expense                                                                                                                107,687
Depreciation and amortization                                                                                                67,680           34,716
Loss on Sale of Investment                                                                                                                        78,998
(receipt of marketable securities for services rendered)                                                                              (148,500)
(Increase) decrease in:
Accounts and other trade receivables                                                                                  (739,978)     (1,666,067)
Prepaid expenses and other assets                                                                                          54,340         (128,561)
Increase (decrease) in:
Accounts payable                                                                                                                392,860         634,227
Accounts payable to related party                                                                                                                91,526
Accrued expenses                                                                                                              (126,197)          21,452
Income taxes payable                                                                                                                   0
Total adjustments                                                                                                               (243,608)      (233,630)
Net cash provided (used) by operating activities                                                                        41,803       (450,979)

Investing activities
Purchases of equipment                                                                                                        11,215       (409,180)
Loans, advances, and other receivables                                                                                 (35,333)
Proceeds from sale of equipment                                                                                                                69,502
Net cash used by investing                                                                                                  (24,118)        (339,678)

Financing activities
(Increase) decrease in net obligations incurred under
factoring arrangements                                                                                                       (299,975)        587,268
Net borrowings on line of credit                                                                                           263,902          559,535
Proceeds from incurrence of long-term debt                                                                                               245,000
Proceeds from Issuance of Note Payable                                                                                50,000
Proceeds from Sale of Common Stock                                                                                   10,000
Redemption of Preferred Stock                                                                                             (10,127)
Net cash (used) provided by financing activities                                                                       13,800       1,391,803

Net increase in cash                                                                                                            31,485           29,531

Cash, beginning of period                                                                                                    39,489            1,709

Cash, end of period                                                                                                            $ 70,974       $ 31,240

The accompanying notes are an integral part of the financial statements.                                                                          4

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