Form 10KSB
period 2002-12-31
SEGMENTZ INC
filed 2003-03-31
CIK 1166003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-----------------------------
FORM 10-KSB
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2002
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
Common Stock, $.001 par value
 (Title of Class)
The registrant has 6,752,913 shares of its Common Stock issued and outstanding as of March 15, 2003.
Convertible Preferred Stock $.001 par value
The registrant has 1,188,819 shares of Convertible Preferred Stock issued and outstanding as of March 15, 2003.

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

Transitional Small Business Disclosure Format:  Yes  ___   No   X
State Registrant's revenues for its most recent fiscal year:$9,994,516
State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 1, 2002. No active trading market exists for the
Registrant's Capital Stock.
DOCUMENTS INCORPORATED BY REFERENCE - NONE
Traditional Small Business Disclosure Format:
                                            Yes                 No

TABLE OF CONTENTS

PART I

ITEM 1.  DESCRIPTION OF BUSINESS....................................1-9

ITEM 2.  DESCRIPTION OF PROPERTY..................................10-11

ITEM 3.  LEGAL PROCEEDINGS...........................................12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........12

PART II
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. ..... ..12-15

ITEM 6.  MANAGEMENTS DISCUSSION AND ANALYSIS. ...................15-25

ITEM 7.  CONSOLIDATE FINANCIAL STATEMENTS........................F1-F21

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
 ON ACCOUNTING AND FINANCIAL DISCLOSURE...............................26

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.................26-27

ITEM 10.  EXECUTIVE COMPENSATION..................................27-28

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS.............................................29

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........29-30

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8 K...........................30

ITEM 14.  CONTROLS AND PROCEDURES....................................30

SIGNATURES........................................................30-31

CERTIFICATIONS....................................................31-32

ITEM 1. DESCRIPTION OF BUSINESS

CURRENT BUSINESS

Segmentz, Inc. (the "Company"), a Delaware corporation, is a Tampa, Florida based company that provides transportation logistics management services and support for mid-sized and national corporate clients. The Company serves direct users of transport, storage, staging, warehouse services and other logistics services. The Company has principal executive offices located at 18302 Highwoods Preserve Parkway, Suite 100, Tampa, Florida 33467. The telephone number is (813) 989-2232. The Company's internet web addresses are HTTP://WWW.SEGMENTZ.COM and HTTP://WWW.SEGMENTZ.NET. The Company provides several niche services within the industry more broadly known as the supply chain management industry, including transportation logistics, management and delivery. (See "Description of Business - Products and Services"). The Company serves direct users of transport, storage, staging, warehouse service and other logistics services, as well as larger companies that include Bax Global, Quebecor World Logistics, Inc. ("Quebecor"), and CH Robinson, Inc. The Company offers four core transportation services to over 1,000 clients; Truckload, LTL (Less-than-truckload), Expedited freight services and Air-freight forwarding services. It has developed a regional presence within the middle United States, focusing on the southeast and Midwest regions, offering cross-dock and small staging facilities which enable high-velocity movement of freight into local distribution environments, supporting national firms with fairly priced delivery of goods and materials and contract based service levels and pricing. Our strategy is to continue to expand through acquisitions and internal development. We intend to seek, on a selective basis, acquisition of businesses that have product lines or services which complement and expand our existing services and product lines, and provide us with strategic distribution locations or attractive customer bases. Our ability to implement our growth strategy will be dependent on our ability to identify, consummate and assimilate such acquisitions on desirable economic terms. There can be no assurance that we will be successful in implementing our growth strategy. Our ability to implement our growth strategy will also be dependent upon obtaining adequate financing. We may not be able to obtain financing on favorable terms.

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

---------------------------------------------------------

On October 29, 2001, WBNI exchanged 5,982,680 shares for 100 shares of TRANSL Holdings, Inc., which wholly owns Trans-Logistics, Inc.

-----------------------------------------------------------

On November 1, 2001, WBNI changed its name to Segmentz, Inc. For accounting purposes, the merger is reflected as a reverse acquisition and recapitalization of WBNI and WBNI'S historical financial statements presented elsewhere herein are those of Segmentz and its predecessor WBNI.

MERGER WITH WBNI

On January 31, 2001, Rose completed a merger with WBNI, a privately held Texas corporation pursuant to which Rose issued an aggregate of 20,000 shares of its common stock in exchange for all of the issued and outstanding shares of the private company's capital stock. As a result of the transaction, Rose changed its name to WBNI, Inc ("WBNI"). Timothy P. Halter resigned as the sole officer and director of Rose and the private company was dissolved. The merger was entered into as the private company had an option to acquire the business operation of WorldByNet.com, Inc., a Delaware corporation that provided business-to-consumer and business-to-business solutions for the purpose of connecting affinity groups. On February 22, 2001, it was determined by management of WBNI that it would be in WBNI's best interest to terminate the option to acquire WorldByNet as a result of its due diligence inquiry into said entity. On October 29, 2001, WBNI exchanged 5,982,680 shares of its common stock for 100 shares of the common stock of TRANSL Holdings, Inc., a Delaware corporation ("TRANSL"). WBNI now wholly owns TRANSL, which wholly owns Trans-Logistics, Inc., a Florida Corporation (Trans-Logistics). Trans-Logistics agreed to pay Turner Capital Partners, LLC a fee of $75,000 for consulting services to be performed subsequent to the merger of WBNI with TRANSL Holdings, Inc. This fee was paid in 2001.

HISTORY OF TRANS-LOGISTICS

Trans-Logistics is a logistics and brokerage organization serving irregular route, long haul, and common motor carriers of general commodities. The Company is a Florida corporation and was formed on April 28, 2000. Effective January 1, 2001, Trans-Logistics was acquired by Logistics Management Resources, Inc. ("LMR"). In August 2001, this acquisition was rescinded and cancelled. It is the Company's assertion that this transaction was never consummated and, therefore, never occurred. No consideration was ever tendered and control was never transferred. The purchase price was to be determined based on results of future revenues plus $80,000, less certain liabilities assumed. A portion of the consideration was to be paid at closing with the balance to be paid in installments. The delivery of shares by either party to the other never occurred and, therefore, the Company has not recorded this acquisition under applicable pushdown accounting rules. Under the terms of the rescission agreement, the Company agreed to a reimbursement of 1,500,000 shares of LMR’s common stock and a note receivable in the amount of $450,000, which the Company had an allowance of $225,000 recorded for estimated, uncollectible amounts as of December 31, 2001. LMR tendered a certificate for 1.5 million shares pursuant to the rescission agreement, which was received by Trans-Logistics on August 10, 2001. The shares closed at $.99, which resulted in a reduction of general and administrative expenses of $148,500 and extinguishment of the first part of rescission obligation due to Trans-Logistics under the terms of that agreement. The shares were sold to the market as soon as conditions permitted with the intention of maximizing cash value received while ensuring that shares were sold as quickly as was practical. The Company incurred a loss of approximately $79,000 on the sale of these shares during the year ended December 31, 2001. There are no current liabilities to LMR pursuant to the rescission agreement. Any liabilities to Trans-Logistics that might have existed were extinguished pursuant to mutual conditional general releases executed simultaneously with the rescission agreement, except for $390,000 remaining under the settlement terms, which has been expensed as uncollectible during the year ended December 31, 2002 and 2001. (SEE NOTE 5 F/S) During May 2001, the Company acquired the assets of Q Logistics for $367,385. Q Logistics operated warehouse facilities in Atlanta, Georgia; Edison, New Jersey; Orlando, Florida and Chicago, Illinois. Operations in Orlando and Chicago were subsequently closed. (See "ITEM 2. DESCRIPTION OF PROPERTIES").

INDUSTRY OVERVIEW

Third party logistics companies provide numerous services to clients on an outsourced basis, contract and on demand. The continued growth of this industry has created secondary market opportunities to provide low-cost delivery to the endpoint, in addition to supply chain services of warehousing, inventory management and electronic interface with customers and suppliers. Third Party logistics companies provide customized domestic and international freight transportation of customers' goods and packages, via truck, rail, airplane and ship, and provide warehousing and storage of those goods. Many companies utilize information systems and expertise to reduce inventories, cut transportation costs, speed delivery and improve customer service. The third-party logistics services business has been bolstered in recent years by the competitiveness of the global economy, which causes shippers to focus on reducing handling costs, operating with lower inventories and shortening inventory transit times. Using a network of transportation, handling and storage providers in multiple transportation modes, third-party logistics services companies seek to improve their customers' operating efficiency by reducing their inventory levels and related handling costs. Many third-party logistics service providers are non-asset-based, primarily utilizing physical assets owned by others in multiple transport modes. The third-party logistics services business increasingly relies upon advanced information technology to link the shipper with its inventory and as an analytical tool to optimize transportation solutions. This trend favors the larger, more professionally managed companies that have the resources to support a sophisticated information technology infrastructure. By outsourcing all non-core business services to third party providers, companies can help to control costs, eliminate staff and focus on internal business. Furthermore, this kind of outsourcing is often done in lockstep with "unit pricing" models that provide for a variable price that is less than the current pricing available to a company that is calculated on a unit basis, enabling a company to price logistics, storage, shipping, staging and related services into their wholesale pricing matrix and providing a scalable solution that scales downwards in an off economy, as well as upwards as the market demands. Such models are popular as "risk sharing," a outsourcing concept that has been adopted in many support and third party service arenas, enabling outsourced companies to build critical mass, method and pricing efficiencies, and to pass these to clients in pricing schedules that help these clients build competitive market positions that are measurably more predictable.

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

CONVERSION OF DEBT TO EQUITY

The Company's credit facility, of which $773,896 has been converted into 773,896 shares of Series A Preferred Stock, par value $.001 per share ("Series A Preferred Stock") which was agreed would bear interest at six percent (6%) as of period ending December 31, 2001. The interest for that period end was expensed and it was subsequently agreed that the Preferred would no longer bear interest as of January 1, 2002. The Series A Preferred Stock is convertible into shares of Common Stock of the Company at market or the last placement price of the Company's securities at which equity was placed with investors, whichever is less. Any interest payable under the terms of the Series A Preferred Stock may be tendered in shares of Common Stock at the market price of the Company, at the Company's sole discretion. The Series A Preferred Stock currently bears no interest pursuant to an agreement between the Company and the holders of these shares. The Series A Preferred shareholders have agreed as of December 31, 2002 to increase the conversion floor to $1.00 per share or market price, whichever is greater.

The Company had $426,898 in demand and term notes payable to the Company's largest shareholder, (See "ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS") and to a customer of the Company. These notes were converted into 426,898 shares of Series B Preferred Stock par value $.001 per share (" Series B Preferred Stock") as of the period ending December 31, 2001. Series B Preferred Stock is convertible into shares of Common Stock of the Company at market price or at the last placement price of the Company's securities with investors, whichever is less. The Company elected to retire 11,975 of the Series B Preferred shares in lieu of a cash transaction with the parties holding these shares based on the potential conversion of these shares at a floor price of $.50 per share at that time. The current number of Series B Preferred Shares outstanding as of December 31, 2002 is 414,923. The Series B Preferred shareholders have agreed as of December 31, 2002 to increase the conversion floor to $1.00 per share or market price, whichever is greater.

FACTORING

The Company factors substantially all of its accounts receivable. During the period ended December 31, 2002, the Company utilized the services of three factoring companies. Accounts receivable are sold to the factoring companies. The Company may be subject to offset rights from the factoring company in the event that any trade receivables are not paid within ninety five (90) days. The most recent agreement provides for the payment of factoring fees at two and one-half (2.5%) of each invoice factored. Accounts receivable factored for year ended December 31, 2002 were as follows:

Factored accounts                                                           $6,903,364

Customer payments (charge backs)                              (5,194,267)

                                                                                           ------------------

Amount due to factoring companies                              $ 1,709,097

                                                                                           ===========

The Company will need to continue to obtain financing, of which there can be no assurance.

GROWTH STRATEGY

The Company acquired certain unencumbered assets of Q Logistics, for a purchase price of $367,385, out of bankruptcy reorganization in May 2001. In connection with the acquisition of Q-Logistics, the Company entered into a demand note for $245,000. The note was subsequently converted to Series B Preferred Equity, which provides for conversion into Common Shares of Stock in the Company at a conversion price of market or at the last placement price for securities, whichever is lesser. (See Note 9 to the Financial Statements). The rationale behind the transaction was that warehouse management, inventory staging, shipping management, electronic inventory tracking and management and other related services would be accretive to the transport brokerage business, adding levels of captive clients that the Company could offer various support services to over long-term relationships.

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

SALES AND MARKETING

The Company plans to increase market share by implementing sophisticated state-of-the-art technology to optimize efficiency, profitability and improve corporate image. The Company also plans to increase brand awareness through marketing initiatives such as a newly designed web site, direct mail, advertising, collateral, trade shows, etc. The Company plans to increase non-asset based agent development programs in strategic locations and cross train sales staff to expand new services to existing customers.

COMPETITION

The transportation services industry is highly competitive. Its retail businesses compete primarily against other domestic non-asset based transportation and logistics companies, asset-based transportation and logistics companies, third-party freight brokers, internal shipping departments and other freight forwarders. Its wholesale business competes primarily with over-the-road full truckload carriers conventional intermodal movement of trailers on flat cars, and containerized intermodal rail services offered directly by railroads. The Company does not separate revenues for retail and wholesale service channels as all marketing and selling efforts, as well as assets and support for both channels are common. In accordance with SFAS 131 no allocation of resources or assessment of performance is considered by management in connection with the servicing of these channels. We also face competition from Internet-based freight exchanges, which attempt to provide an online marketplace for buying and selling supply chain services. Historically, competition has created downward pressure on freight rates, and continuation of this rate pressure may materially adversely affect the Company's net revenues and income from operations. In addition, some of the Company's competitors have substantially greater financial and other resources than we do. The Company has identified several direct competitors. These companies offer each of the individual services that the Company offers. However, the Company believes these identified competitors offer many of these individual services merely as ancillary services and tend to focus on one main service offering (for example, truck leasing, freight forwarding, etc.). These direct competitors include:

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

CUSTOMERS

The Company's largest customer constitutes approximately six (6%) of the Company's revenue for the year ended December 31, 2002. The top four (4) debtor balances comprised eighteen percent (18%) of outstanding accounts receivable balances as of December 31, 2002, and include clients like Quebecor, KIK, Inc., CH Robinson and Spice World

EMPLOYEES

As of March 15, 2003, the Company had thirteen (13) full time employees. We consider our employee relations to be good, and we have never experienced a work stoppage.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases office space for its headquarters, located at 18302 Highwood's Preserve Parkway, Suite 210, Tampa, FL 33467, which is 2,073 square feet, under a lease that expires in April 2006. The Company pays $3,411 per month and the lease expires May 2006. The initial lease term is for a period of five years and the lease agreement includes an optional lease period of an additional three years. The Company also leases certain equipment under non-cancelable operating leases.

As part of the lease agreement, the Company has issued an unused letter of credit in the amount of $40,000. The amount required of the letter of credit is reduced by $8,000 per year and may be drawn if certain lease commitments have not been met or have been violated.

The following is a schedule by year of future minimum rental payments required under operating leases that have an initial or remaining non-cancelable lease term in excess of one year as of December 31, 2002, including the sublease agreement the Company entered into On March 17, 2003 with R.W. Baird & Company that provided the Company with approximately 8,000 square feet of additional space at 18302 Highwoods Preserve Parkway through August 2006:

           Year Ending

          December 31,

                 2004                                                                                                           147,338

                 2005                                                                                                           143,875

                 2006                                                                                                           140,972

                 2006                                                                                                             79,089

                                                                                                                                 $ 511,274

The Company notified its landlords, with whom it was party to month-to-month agreements to lease warehouse space in Edison, NJ and Atlanta, GA, of its intention to vacate those premises in favor of smaller cross-dock warehouse and staging facilities. The Company is currently engaged in a dispute with the landlord regarding the Atlanta facility in which the landlord has asserted that the Company has a prime tenancy terminating in 2006. This assertion was made during the month of February 2002 when the Company noticed the landlord of its intent to vacate the premises pursuant to its month-to-month sublease with LMRI, who the Company believes is the prime leaseholder in this space, and who should a have letter of credit posted as security to evidence its prime tenancy. The Company is engaged in ongoing discussions in an effort to reach amicable settlement of this dispute. The Company cannot ascertain at this time the extent of liability, if any, it may have with respect to this dispute. The Action has been dismissed with respects to monetary damages sought against the Company in July, 2002.

Rent expense amounted to approximately $276,000 and $776,000 for the years ended December 31, 2002 and 2001, respectively.

The Company entered into an agency agreement with a 50 year old regional Air-Freight forwarding company that established cross-dock facilities and staging locations for the Company in Chicago, IL., Louisville & Lexington, KY., Nashville & Knoxville, TN., Cincinnati, OH., and Atlanta, GA. These locations are between 7-15,000 square feet and provide the Company with the ability to establish significant regional presence in the Midwest, with a platform that enables the Company to sell regional and national solutions to its clients with distribution or manufacturing facilities in those states. These locations are:

865 Sparta Court, Lexington, KY 40504
951 Air Freight Drive, Louisville, KY
1488 Cox Avenue, Cincinatti, OH.
820 Supreme Drive, Bensenville, IL (Chicago)
5300 Kennedy Road, Atlanta, GA
2320 Sterchi Street, Knoxville, TN
Nashville, TN

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

ITEM 3.  LEGAL PROCEEDINGS
         The Company is not a party to any material legal actions as defined in Regulation 228.103.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no items during the year ended December 31, 2002 that required a vote of Security Holders.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

Market Information

The Company filed a Registration Statement on January 30, 2002 on Form 10-SB for the purpose of enabling its common stock to commence trading on the NASD OTC Bulletin Board. This Registration Statement on Form 10-SB was declared effective by the SEC in July, 2002, an application was made by the Company's market makers on Form 15 c 2:11. and the Company commenced trading on the NASD OTC Bulletin Board under the symbol SEGZ. Based on the Company's limited trading history and the potential volatility, it is difficult, if not impossible to correlate historical pricing and earnings with future pricing estimates.

No assurance can be given that an active market will exist for the Company's common stock and the Company does not expect to declare dividends in the foreseeable future since the Company intends to utilize its earnings, if any, to finance its future growth, including possible acquisitions.

PRICE RANGE OF COMMON STOCK

Our common stock is traded in the over-the-counter market under the symbol " SEGZ."   The following table sets forth, for the calendar years indicated, the range of high and low sales prices for our common stock as reported by the National Association of Securities Dealers Automated Quotations-Over the Counter- Bulletin Board System ("NASDAQ-OTC BB").

                                                                                                                            2002                                           2001

                                            Period                                                            High                 Low                 High                 Low

                                            1st Quarter                                              $           0.01     $           0.10    $             NA     $              NA

                                            2nd Quarter                                             $           0.75     $           0.75    $             NA     $             NA

                                            3rd Quarter                                              $           1.15     $           0.75    $             NA     $             NA

                                            4th Quarter                                              $           1.47     $           0.95    $            .01     $              .10

Holders. As of March 15, 2003, there were a total of 6,752,913 shares of the Company's common stock outstanding, held by approximately 464 shareholders of record, 773,896 shares of the Company's Series A Preferred Stock outstanding, held by one shareholder of record, and 414,923 shares of the Company's Series B Preferred Stock outstanding, held by two shareholders of record.

Dividends. The Company has not declared any dividends on its common stock during the last two fiscal years.

The Company's authorized capital stock consists of 40,000,000 shares of common stock, par value $.001 and 10,000,000 shares of preferred stock, par value $.001. Each share of common stock entitles a shareholder to one vote on all matters upon which shareholders are permitted to vote. No shareholder has any preemptive right or other similar right to purchase or subscribe for any additional securities issued by the Company, and no shareholder has any right to convert the common stock into other securities. No shares of common stock are subject to redemption or any sinking fund provisions. All of the outstanding shares of the Company's common stock are fully paid and non-assessable. Subject to the rights of the holders of the preferred stock, if any, the Company's shareholders of common stock are entitled to dividends when, as and if declared by the Board from funds legally available therefore and, upon liquidation, to a pro-rata share in any distribution to shareholders.

The Company does not anticipate declaring or paying any cash dividends on the common stock in the year 2003 or in the foreseeable future.

Pursuant to the Company's Articles of Incorporation, the Board has the authority, without further shareholder approval, to provide for the issuance of up to 10,000,000 shares of the Company's preferred stock in one or more series and to determine the dividend rights, conversion rights, voting rights, rights in terms of redemption, liquidation preferences, the number of shares constituting any such series and the designation of such series. The Company's Board has the power to afford preferences, powers and rights (including voting rights) to the holders of any preferred stock preferences, such rights and preferences being senior to the rights of holders of common stock. There are 1,188,819 shares of the Company's Preferred stock currently outstanding. Although the Company has no present intention to issue any additional shares of preferred stock, the issuance of shares of preferred stock, or the issuance of rights to purchase such shares, may have the effect of delaying, deferring or preventing a change in control of the Company.

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

STOCK OPTION PLAN AND WARRANTS

In October 2001, the Company adopted the 2001 Stock Option Plan (the "Plan"), under which it authorizes options to be granted to purchase 600,000 shares of common stock. The Plan entitles the holder to receive options to purchase common stock of the Company at a specified price in the future. The Board may grant options at its discretion and is responsible for determining the price to be paid for the shares upon exercise of each option, the period within which each option may be exercised, and any additional terms and conditions of each option. The Company granted no options under the Plan during the year ended December 31, 2002.

The Company entered into a relationship in September, 2002 that provided for the issuance of up to 100,000 warrants to purchase shares of the Company's common stock at an exercise price of $1.15 per share for a period of three years from their date of issuance. In addition, Halter Financial Group, an investment banking group and shareholder in WBNI, held 78,500 warrants issued in 2001 to purchase shares of Common Stock of the Company at an exercise price of $.01 per share. These warrants were issued prior to the merger of Segmentz, Inc. with TRANSL Holdings when the trading price of the Company's securities was not quoted and trading of the Company's securities took place on the pink sheets.

There are no options outstanding as of December 31, 2002 in connection with the Company's qualified option plan.

On September 30, 2002, the Company entered into a consulting agreement in which we agreed to issue five year warrants to purchase up to 100,000 shares of the Company's common stock at an exercise price of $1.15 per share in exchange for financial advisory services. These warrants vest ratably over a twelve-month period ending September 30, 2003. The fair value of these warrants expensed in the year ended December 31, 2002 was calculated at $7,000, on a pro-rata basis.

The following table provides information about our option plans:

                                                                                    Number of securities                         Weighted                                          Number of

                                                                                    To be issued upon                            average price                                    securities

                                                                                    Exercise of outstanding                      of outstanding                                  remaining

                                                                                    Options                                           options                                             for future

                                                                                                                                                                                                  Issuance

Long-Term Qualified Option Plan approved

by stockholders                                                                         0                                                     N.A.                                        600,000

Directors, Officers and Employee Option

Plan approved by stockholders                                                     0                                                   N.A.                                         600,000

The Company estimates the fair value of each warrant to purchase common stock as detailed above, at the grant date by using the Black-Scholes option-pricing model with the following assumptions:

                                           Parameter                                                          2002                 2001

                                            Dividend yield                                                    0%                      0%

                                            Expected volatility                                              22%                    0%

                                            Risk-free interest rate                                         2.77%                5%

                                            Expected life years                                             5.00                 5.00

                                            Weighted average fair value

                                            of options granted                                          $     .23            $    0.00

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

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

In December 2001, the Company issued 773,896 shares of Series A Preferred Stock for the conversion of a $773,896 note payable to Bryant Plastics, Inc.

Each share of the Series A Preferred Stock is convertible, at the option of the holder, at any time into shares of common stock of the Company at a conversion price equal to the trading price of the shares or at the price of the last placement of shares by the Company, whichever is less. Interest on the shares of the Series A Preferred Stock is cumulative at an interest of six percent (6%) per annum through December 31, 2001. The Series A Preferred Stock does not accrue interest subsequent to December 31, 2001.

The Series A Preferred Stock is redeemable at the option of the Company for cash at a rate of $1.00 per share and shares of common stock as payment for any accrued interest pursuant to the fixed interest rate of six percent (6%), such interest which has been reduced to zero pursuant to an agreement between the parties, through the date of the retirement, in the event that a notice to convert such shares of Series A Preferred Stock into common stock has not been made prior to such election to retire said shares.

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

SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK

Effective December 31, 2001, the Company issued 426,898 shares of Series B Preferred Stock for the conversion of two notes payable totaling $426,898, one to Allan Marshall, the majority Stockholder, Director and Chief Executive Officer of the Company, with a balance due of $181,898 and the other to Bryant Plastics with a balance due of $245,000. The Company elected to retire 11,975 shares of Series B Stock prior to year-end based upon a then-favorable conversion when compared with the potential floor conversion price of $.50 per share. The Company subsequently renegotiated a revision in the floor of the conversion price to $1.00 per share.

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

Series C Redeemable Convertible Preferred Stock

Each share of the Series C Preferred Stock is redeemable for $100 within six months of their date of issuance, in addition to interest of ten percent per annum; or bears penalty interest of 5 shares of Common Stock of the Company for each month the Company fails to redeem after the six month period has expired, or can convert, at the Holders option, after failure to redeem within nine months into Senior Debt of the Company, subordinate in nature to any Senior Debt that is in place at the time of the conversion, bearing interest at 12% per annum on the face value of $100 per share. As of December 31, 2002, the Company has an undeclared dividend of approximately $300. The Company has valued the Series C Preferred Stock and the Common Stock by determining fair pricing for the Common Stock based on public trading history and allocated the remaining unit value to the Preferred Shares on a pro-rata basis. The Shares were not issued as of December 31, 2002 and are reflected as of December 31, 2002 as a Stock Payable.

Sale of Securities over the past three years

The Company has made several sales of its securities over the past two years and the following items are material to these sales:

Date of Sale                          Type of Sale                          Price of Shares                          Total Amount

December, 2001                     Regulation D                             $1.00                                       1,200,805
                                             Exempt Offering
                                             Preferred A & B

July, 2002                              Regulation D                             $  .50                                         $10,000
                                             Exempt offering

October, 2002                         Regulation D                             $ 10,000 Unit                              $60,000
                                             Exempt offering                           100 Shares Series C/3,000 Common shares

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of the financial condition of Company as of December 31, 2002 and the results of operation for the year ended December 31, 2002, should be read in conjunction with the Consolidated Financial Statements referred to in Item 7 hereof including footnote disclosures, and it should be understood that this discussion is qualified in its entirety by the foregoing and other, more detailed financial information appearing elsewhere herein. The Company acquired all outstanding capital stock of TRANSL Holdings on October 29, 2001, which owns Trans-Logistics, Inc.

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

Description of Business

Overview:
The Company operates a regional presence headquartered in Tampa, Florida, with offices in Atlanta, Georgia, Nashville and Knoxville, Tennessee, Louisville and Lexington, Kentucky, Cincinnati, Ohio. And Chicago, Illinois, and broker and agent offices located throughout the United States. From its headquarters and remote warehouse, office and support locations, the Company provides Third Party Logistics ("3PL") services for mid-sized and large clients, comprised of four core transportation service offerings; Truckload, Less-than-Truckload (LTL), Expedited Service and Air-Freight forwarding.

Results of Operations

For the year ended December 31, 2002 compared to December 31, 2001.

Revenues increased approximately 1,527,800, or 18%, to approximately $9,995,000 for the year ended December 31, 2001 as compared to approximately $8,467,200 for the year ended December 31, 2001. This increase was primarily due to (i) increase in core service offerings and client acceptance of these offerings, (ii) enhanced Agent services and alliances resulting from these offerings and (iii) various expansion into related business lines.

Costs of services provided, which consist primarily of payment for trucking services, fuel, insurance, sales, marketing and general and administrative support increased by approximately 271,900 or 4%, to approximately 7,781,600 for the year ended December 31, 2002, as compared to approximately $7,509,700 for the year ended December 31, 2001. As a percentage of revenues Trucking and transport related services of fuel, insurance, sales and marketing are aggregated as cost of goods sold and amounted to 78% of related revenues for the year ended December 31, 2002, as compared to 89% for the year ended December 31, 2001, and general and administrative expenses decreased from 17% for the year ended December 31, 2001 to 12% for the year ended December 31, 2002.

Gross margin increased by approximately $1,255,356, or 131%, to approximately $2,212,874 for the year ended December 31, 2002, as compared to approximately $957,518 for the year ended December 31, 2001. This increase is primarily attributed to reducing fixed costs, linking fuel surcharges and contract based conduit services to term agreements with customers and various control methods that have yielded favorable results during this fiscal year.

Selling, general and administrative expenses increased by approximately $425,000, or 32%, to approximately $ 1,743,400 for the year ended December 31, 2002, up from approximately $ 1,318,400 for the year ended December 31, 2001. This increase was in large part due to: (i) bad-debt expenses from the failed merger with LMRI in 2001 (ii) increased cost of being a fully reporting public company; and (iv) increase in staff and facilities cost through the year to manage growth.

The Company had no loss in investment value in the fiscal year ended December 31, 2002 when compared with a loss in investment value of $78,999 for the fiscal year ended December 31, 2001, booked consequential to its settlement for expenses caused at the time of the recission with LMRI, resulting primarily from the value realized by the Company at the time of sale of the securities tendered in that settlement and the value of those securities at the time the Company received them.
The Company earned $374,115 for the fiscal year ended December 31, 2002 as opposed to losses from continuing operations before provisions for income taxes that approximated ($656,421) for the fiscal year ended December 31, 2001. This was primarily due to cost cutting, enhanced profit margins and no one-time material adverse events as occurred in the prior year.

Net Earnings for the period ended December 31, 2002 were $374,115, compared with a Net Loss for the period ended December 31, 2001 of approximately $656,421. Basic earnings per share from continuing operations for the year ended December 31, 2002 increased by $.16 to $.06 per share, as compared to Net Loss of ($.10) per share for December 31, 2001.

Earnings before interest, taxes and depreciation (EBITD) were $614,992 for the fiscal year ended December 31, 2002.

Revenues for the trucking segment increased approximately $2,464,800, or 44%, to approximately $8,061,123 for the year ended December 31, 2002 as compared to approximately $ 5,596,318 for the year ended December 31, 2001. This increase was primarily due to (i) increased sales and marketing efforts in the development of agents and fulfillment channel; (ii) contract based sales to significant clients that resulted in increased revenues; and (iii) additional availability of cash and cash equivalent assets to deploy in this segment, consequential to reduction of requirements for the warehouse segment.

Revenues for the warehouse segment decreased approximately $959,761, or 34%, to approximately $1,899,687 for the year ended December 31, 2002 as compared to approximately $ 2,859,448 for the year ended December 31, 2001. This decrease was primarily due to (i) change of focus in segment to reflect management desire to provide supply-chain and warehouse services on a contract basis; (ii) contract focus resulting in efforts to secure smaller, regional staging warehouse facilities; and (iii) movement of assets to new facility in Evansville, IN. in connection with contract relationship, resulting in reduction of revenues for the move period.

Liquidity and Capital Resources

Cash and cash equivalents and marketable securities were approximately $3,800 at December 31, 2002, compared with $39,500 at December 31, 2001. This decrease of approximately $35,700 was primarily a result of reduction of year end payment cash flows and corresponding increased cash requirements linked to continued growth.

During the year ended December 31, 2001, the Company entered into a $1,000,000 factoring facility with Yankton Factors Inc. that provided for 97.5% advance rate against eligible receivables defined as those receivables which are likely to be paid to the Company within ninety days from the invoicing for services, this facility bears interest of 2.5% for up to 75 days of credit and is estimated to have an annual cost of approximately prime rate plus eighteen percent to the Company. The Company terminated this relationship in the third quarter of 2002 amicably.

The Company's subsidiary, Trans-Logistics, Inc., had subsequently entered into a Factoring relationship with Riviera Finance that provided for 80% advance against eligible receivables at a rate of 1% per 10 days, which was intended to be utilized as a cash flow enhancement for large credit clients of the Company that have historically paid within twenty days to enable expansion within these clients, to provide significant revenue increases with minimal capital requirements. This facility provides for the non-recourse sale of approved Trade receivables to Riviera and was terminated in 2002.

The Company has added Comdata to its financing sources as part of a desire to reduce costs and enhance services offered for factoring fees. Comdata offers various credit and collections services as part of its hybrid factoring facility and the Company believes that the long-term and interim term costs of such financing will be lower than like facilities have been historically, based on reductions in fixed administrative costs resulting from the outsourced services bundled into Comdata’s offering. The Company had outstanding balances due Comdata of $1,709,097 as of December 31, 2002.

The Company has embarked upon an aggressive campaign to manage cash that has resulted in greater anticipated levels of cash available for operations which it believes will be adequate to fund operations and financial requirements in the next fiscal year.

Revenue for the fourth quarter of 2002 was approximately $3,844,500, compared with $ 2,389,000 for the fourth quarter of 2001.

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

CRITICAL ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Prior to October 2001, the date of the merger, the financial statements are those of Trans-Logistics, Inc., the only operating company at that time.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

Operating revenues for truck brokerage services are recognized on the date the freight is delivered. Related costs of delivery of shipments in transit are accrued as incurred. Revenues from warehousing services are recognized as the services are performed.

Cash equivalents consist of all highly liquid debt instruments purchased with an original maturity of three months or less.

The majority of cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and, therefore, bear minimal risk.

The Company extends credit to its various customers based on the customer's ability to pay. The Company provides for estimated losses on accounts receivable based on bad debt experience and a review of existing receivables. Based on management's review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $136,600 and $45,000 is considered necessary as of December 31, 2002 and 2001, respectively.

Equipment is recorded at cost. Depreciation is calculated by the straight line method over the estimated useful lives of the assets, ranging generally from two to seven years. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date.

Basic earnings per share (EPS) is calculated by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted EPS is similarly calculated, except that the denominator includes common shares that may be issued subject to existing rights with dilutive potential, except when their inclusion would be antidilutive.

Financial instruments, which potentially subject the Company to concentrations of credit risk, include trade receivables.  Concentration of credit risk with respect to trade receivables is limited due to the Company's large number of customers and wide range of industries and locations served.  One customer comprised approximately 18 and 21 percent of the December 31, 2002 and 2001 customer accounts receivable balance, respectively.  Sales to this customer comprised approximately 6 and 26 percent of the Company's sales for the year ended December 31, 2002 and 2001, respectively.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, notes receivable, accounts payable, and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses the financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of.  The adoption of SFAS 144 did not have an impact on the Company's financial position or results of operations. In accordance with SFAS 144, the carrying values of long-lived assets are periodically reviewed by the Company and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than its carrying value.

In June 2002, the FASB issued SFAS 146, " Accounting for Costs Associated with Exit or Disposal Activities" , which is effective for the Company for exit or disposal activities that are initiated after December 31, 2002.  This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, " Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."   This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined, was recognized at the date of an entity's commitment to an exit plan. The Company will adopt SFAS 146 for all exit or disposal activities that are initiated after December 31, 2002 and does not expect this statement to have a material effect on its financial statements.

The FASB issued SFAS 148, " Accounting for Stock-Based Compensation-Transition and Disclosure" , which is effective for the Company as of January 1, 2003.  This Statement amends FASB Statement No. 123, " Accounting for Stock-Based Compensation" , to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee

Certain minor reclassifications have been made in the 2001 financial statements to conform to the classifications used in 2002. These reclassifications had no effect on total assets, stockholders' equity, total cash flows, or net income.

RISK FACTORS
Purchase of the Company's Shares involves significant risk. An investment should be made only after careful consideration of the significant risk factors set forth below as well as information set forth elsewhere in this Form 10-KSB and should be undertaken only for long-term investment purposes by persons who can afford to sustain a loss of their entire investment. In addition to considerations bearing on their individual financial positions and the factors set forth elsewhere herein, prospective purchasers should consider the following:

RISKS ASSOCIATED WITH THE BUSINESS
The Company's business is dependent upon a number of factors beyond its control that may have a material adverse effect on the business. These factors include excess capacity in the trucking industry and significant increases or rapid fluctuations in fuel prices, interest rates, fuel taxes, government regulations, governmental and law enforcement anti-terrorism actions, tolls, license and registration fees and insurance premiums. It is difficult at times to attract and retain qualified drivers and owner-operators. Operations also are affected by recessionary economic cycles and downturns in the Company's customers' business cycles, particularly in market segments and industries (such as retail and paper products) in which the Company has a significant concentration of customers. Seasonal factors could also adversely affect the Company. Customers tend to reduce shipments after the winter holiday season and operating expenses tend to be higher in the winter months primarily due to increased operating costs in colder weather and higher fuel consumption due to increased idle time. Regional or nationwide fuel shortages could also have adverse affects.

The trucking industry is dependent upon transportation equipment such as chassis and containers and rail, truck and ocean services provided by independent third parties. Periods of equipment shortages have occurred historically in the transportation industry, particularly in a strong economy. If the Company cannot secure sufficient transportation equipment or transportation services from these third parties to meet the customers' needs, the business, results of operations and financial position could be materially adversely affected and customers could seek to have their transportation and logistics needs met by other third parties on a temporary or permanent basis. The reliance on agents and independent contractors could reduce operating control and the strength of relationships with customers, and the Company may have trouble attracting and retaining agents and independent contractors.

Historically, sectors of the transportation industry have been cyclical as a result of economic recession, customers' business cycles, increases in prices charged by third-party carriers, interest rate fluctuations and other economic factors over which the Company has no control. Increased operating expenses incurred by third-party carriers can be expected to result in higher costs; and net revenues and income from operations could be materially adversely affected if the Company was unable to pass through to the customers the full amount of increased transportation costs. The Company has a large number of customers in the automotive and consumer goods industries. If these customers experience cyclical movements in their business activity, due to an economic downturn, work stoppages or other factors over which the Company has no control, the volume of freight shipped by those customers may decrease and operating results could be adversely affected. Any unexpected reduction in revenues for a particular quarter could cause the Company's quarterly operating results to be below the expectations of public market analysts or investors. In this event, the trading price of the Company's common stock may fall significantly. The Company's significant debt levels may limit its flexibility in obtaining additional financing and in pursuing other business opportunities.

If, for any reason, the Company's business of providing warehousing and logistic services ceases to be a preferred method of outsourcing these functions, or if new technological methods become available and widely utilized, the Company's business could be adversely affected.

Moreover, increasing consolidation among customers and the resulting ability of such customers to utilize their size to negotiate lower outsourcing costs has and may continue in the future to have a depressing effect on the pricing of third-party logistic services.

THE COMPANY MAY FACE INTERRUPTION OF BUSINESS DUE TO INCREASED SECURITY MEASURES IN RESPONSE TO TERRORISM

Terrorist attacks in New York and Washington, D.C. on September 11, 2001 have disrupted commerce throughout the United States. The continued threat of terrorism within the United States and the ongoing military action and heightened security measures in response to such threat may cause significant disruption to commerce. The Company's business depends on the free flow of products and services through these channels of commerce. Recently, in response to terrorists' activities and threats aimed at the United States, transportation and other services have been slowed or stopped altogether. Further delays or stoppages in transportation or other services could have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, the Company may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the activities and potential activities. The Company may also face interruption of services due to increased security measures in response to terrorism. The Company may also experience delays in receiving payments from payers that have been affected by the terrorist activities and potential activities. The U.S. economy in general is being adversely affected by the terrorist activities and potential activities and any economic downturn could adversely impact our results of operations, impair our ability to raise capital or otherwise adversely affect our ability to grow our business.
It is impossible to predict how this may affect our business or the economy in the U.S. and in the world, generally. In the event of further threats or acts of terrorism, the Company's business and operations may be severely adversely affected or destroyed.

THE COMPANY MAY SUBSTANTIALLY ALTER ITS CURRENT BUSINESS AND REVENUE MODEL

The Company's current business and revenue model represents the current view of the optimal business and revenue structure, i.e., to derive revenues and achieve profitability in the shortest period of time. There can be no assurance that current models will not be altered significantly or replaced with an alternative model that is driven by motivations other than near-term revenues and/or profitability (E.G. building market share before the Company's competitors). Any such alteration or replacement of the business and revenue model may ultimately result in the deferring of certain revenues in favor of potentially establishing larger market share. The Company cannot assure that any adjustment or change in the business and revenue model will prove to be successful.

NEED FOR SUBSTANTIAL ADDITIONAL FINANCING

The Company has lines of credit with factoring Companies that are extended month-to-month. The Company is seeking to obtain asset based financing that would provide for, among other things, greater flexibility to expand operations. There is no guarantee that the Company will be able to obtain financing required to continue to expand its business or that its present funding sources will continue to extend terms under which the Company can operate efficiently. If the Company is unable to secure financing under favorable terms, the Company and its Stockholders may be materially adversely affected. The Company also relies on factors to expedite cash flow. There is no assurance that the Company will continue to be able to factor its receivable or to obtain, either replacement or additional financing on acceptable terms.

The Company's continued viability depends on its ability to raise capital. Changes in economic, regulatory or competitive conditions may lead to cost increases. Management may also determine that it is in the best interest of the Company to expand more rapidly than currently intended, to expand marketing activities, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary services, businesses or technologies. In any such case or other change of circumstance, additional financing will be necessary. If any additional financing is required, there can be no assurances that the Company will be able to obtain such additional financing on terms acceptable to the Company and at times required by the Company, if at all. In such event, the Company may be required to materially alter its business plan or curtail all or a part of its expansion plans. Any such additional financing may result in significant dilution to existing stockholders or the issuance of securities with rights superior to those of the existing Common Stock. In the event that the Company is unable to raise or borrow additional funds, the Company may be required to curtail significantly one or more of its marketing and/or development programs or seek additional third-party funds by relinquishing the marketing, distribution, development or other rights to the Company's products and services.

RISKS ASSOCIATED WITH MANAGEMENT

There are several risks associated with the management of the Company. If the Company loses key personnel and qualified technical staff, the ability to manage the day-to-day aspects of the business will be weakened.

The Company believes that the attraction and retention of qualified personnel is critical to success. If the Company loses key personnel or is unable to recruit qualified personnel, the ability to manage the day-to-day aspects of the business will be weakened. The Company's operations and prospects depend in large part on the performance of the senior management team. The loss of the services of one or more members of the senior management team, could have a material adverse effect on the business, financial condition and results of operation. You should be aware that the Company faces significant competition in the attraction and retention of personnel who possess the skill sets that are needed. Because the senior management team has unique experience with the Company and within the transportation industry, it would be difficult to replace them without adversely affecting the business operations. In addition to their unique experience, the management team has fostered key relationships with the Company's suppliers. Such relationships are especially important in an increasingly non-asset based company such as Segmentz. Loss of these relationships could have a material adverse effect on the Company's profitability.
The Company's business is highly dependent upon the services of Management, particularly Allan Marshall, Chief Executive Officer, John S. Flynn, President and Chief Financial Officer, and Dennis McCaffrey, Chief Operating Officer. The loss of the services of these members of management could have a material adverse effect on the Company's operations and future profitability.

RISK FACTORS RELATING TO THE COMMON STOCK

Allan Marshal and Christine Otten collectively own approximately 72% of the outstanding common stock. As a result, they are able to control all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as acquisitions, and to block an unsolicited tender offer. This concentration of ownership could delay, defer or prevent a change in control of the Company or impede a merger, consolidation, takeover or other business combination which a stockholder, may otherwise view favorably.
Provisions of the certificate of incorporation and bylaws may discourage, delay or prevent a change in control of the Company that a stockholder may consider favorable. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors and take other corporate actions.
The market price of the Company's common stock may be volatile, which could cause the value of your investment to decline. Any of the following factors could affect the market price of the Company's common stock:

  changes in earnings estimates and outlook by financial analysts;

  the Company's failure to meet financial analysts' and investors' performance expectations;

  changes in market valuations of other transportation and logistics companies; and

  general market and economic conditions.

In addition, many of the risks described elsewhere in this "Risk Factors" section could materially and adversely affect the stock price. The stock markets have experienced price and volume volatility that has affected many companies' stock prices. Stock prices for many companies have experienced wide fluctuations that have often been unrelated to the operating performance of those companies. Fluctuations such as these may affect the market price of the Company's common stock.

VOLATILITY OF STOCK PRICES

The Company's common stock is a new issue of securities for which there is currently no trading market. Although the Company expects its common stock to be quoted on the NASDAQ Over the Counter Market ("NASDAQ OTC"), an active trading market for the Company's common stock may not develop or be sustained.

In the event that an established public market does develop for the Company's shares, market prices will be influenced by many factors, and will be subject to significant fluctuation in response to variations in operating results of the Company and other factors such as investor perceptions of the Company, supply and demand, interest rates, general economic conditions and those specific to the industry, international political conditions, development with regard to the Company's activities, future financial condition and management.

FUTURE SALES OF THE COMMON STOCK IN THE PUBLIC MARKET MAY DEPRESS THE STOCK PRICE

The market price of the common stock could decline as a result of sales by the Company's existing stockholders of a large number of shares of the common stock. These sales might also make it more difficult for the Company to sell additional equity securities at a time and price that the Company deems appropriate.

APPLICABILITY OF LOW PRICED STOCK RISK DISCLOSURE REQUIREMENTS

The common stock of the Company may be considered a low priced security under rules promulgated under the Exchange Act. Under these rules, broker-dealers participating in transactions in low priced securities must first deliver a risk disclosure document which describes that risks associated with such stock, the broker-dealer's duties, the customer's rights and remedies, and certain market and other information, and make a suitability determination approving the customer for low priced stock transactions based on customer's financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing and provide monthly account statements to the customer, and obtain specific written consent of the customer. With these restrictions, the likely effect of designation as a low prices stock, would be to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and increase the transaction cost of sales and purchase of such stocks compared to other securities.

CONTROL BY PRESENT STOCKHOLDERS

The present stockholders own a majority of the outstanding common stock of the Company. Since there are no cumulative voting rights under the Company's Certificate of Incorporation, the present stockholders will remain in control of the Company and will be able to elect all Directors of the Company and the purchasers of the shares will not be able to elect any Directors of the Company and they will have no input or decision making authority with respect to the business decisions and policies of the Company.
ITEM 7. FINANCIAL STATEMENTS

Consolidated Financial Statements

Segmentz, Inc.

Years Ended December 31, 2002 and 2001

Independent Auditors' Report

Segmentz, Inc.

Consolidated Financial Statements

Years Ended December 31, 2002 and 2001

  Contents

Independent Auditors' Reports on Consolidated Financial Statements                                                                1

Consolidated Financial Statements:

Consolidated Balance Sheets                                                                                                                             2

Consolidated Statements of Operations                                                                                                              3

Consolidated Statements of Changes in Stockholders' Equity                                                                              4

Consolidated Statements of Cash Flows                                                                                                          5-6

Notes to Consolidated Financial Statements                                                                                                   7-21

    Independent Auditors' Report

Board of Directors

Segmentz, Inc.

Tampa, Florida

We have audited the accompanying consolidated balance sheets of Segmentz, Inc. as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the management of Segmentz, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Segmentz, Inc. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Pender Newkirk & Company

Certified Public Accountants

Tampa, Florida

March 19, 2003

Segmentz, Inc.

Consolidated Balance Sheets

                                                                                                                                                                                            December 31,

                                                                                                                                                                                      2002                     2001

      Assets
      Current Assets
      Cash and cash equivalents                                                                                                    $        3,758        $       39,489
      Accounts receivable, net of allowances of $136,644
      and $45,000 at December 31, 2002 and 2001,
      respectively                                                                                                                                3,017,091             1,008,576
      Other receivables:                                                                                                                         40,741                 108,421
      Prepaid expenses and other current assets                                                                                 295,425                107,687
      Total current assets                                                                                                                    3,357,015           1,324,326

      Equipment, net of accumulated depreciation                                                                          211,063                 321,808

      Other Assets:
      Note receivable, net of allowance, at December 31, 2001, of $225,000                                                   0               225,000
      Note receivable, net of allowance, at December 31, 2001, of $200,000                                                   0                64,833
      Loans and advances                                                                                                                       25,611               31,850
      Total other assets                                                                                                                           25,611              321,683
                                                                                                                                                           3,593,689           1,324,326
      Liabilities and Stockholders' Equity
      Current Liabilities:
      Accounts payable                                                                                                                             706,407             623,677
      Accrued salary and wages                                                                                                                    6,770                 66,962
      Accrued expenses, other                                                                                                                 161,033                80,152
      Obligations due under factoring arrangement                                                                               1,709,097             639,461
      Advance from shareholder                                                                                                                   51,177                       0
      Total current liabilities                                                                                                                     2,634,484            1,410,252
      Stockholders' equity:
      Convertible preferred stock; $.001 par value; 10,000,000 shares authorized; 1,188,819 and 1,200,784 shares issued
      and outstanding at December 31, 2002 and 2001,
      respectively                                                                                                                                      1,188,819            1,200,794
      Common stock; $.001 par value; 40,000,000 shares
      authorized; 6,752,913 and 6,502,913 shares issued
      and outstanding at December 31, 2002 and 2001,
      respectively                                                                                                                                           6,753                  6,503
      Stock payable                                                                                                                                      30,000                       0
      Additional paid in capital                                                                                                                           2,847                (6,403)
      Accumulated deficit                                                                                                                             (269,214)            (643,329)
      Total stockholders' equity                                                                                                                      959,205              557,565

                                                                                                                                                                                     $ 3,593,689       $1,967,817

The accompanying notes are an integral part of the financial statements.                                                                                                                            2

Segmentz, Inc.

Consolidated Statements of Operations

                                                                                                                                                                                Year Ended December 31,

                                                                                                                                                                               2002                        2001

Revenues:

Operating revenue                                                                                                                                         $ 9,960,810              $ 8,455,766

Consulting and other revenue                                                                                                                               33,696                       11,464

                                                                                                                                                                              9,994,506                 8,467,230

Expenses:

Cost of Sales                                                                                                                                                        7,781,632              7,509,712

General and administrative expenses                                                                                                              1,743,476              1,318,392

Loss in investment                                                                                                                                                               0                   78,999

Gain on sale of fixed assets                                                                                                                                    (43,830)

Interest expense                                                                                                                                                       139,113                 216,548

                                                                                                                                                                                 9,620,391               9,123,651

Income (Loss) before taxes                                                                                                                                     374,115                (656,421)

Income tax expense                                                                                                                                                               0                             0

Net income (loss)                                                                                                                                                     $ 374,115            $ (656,421)

Basic earnings (loss) per common share                                                                                                              $       .06             $           (.10)

Weighted average common shares outstanding                                                                                                   6,565,242            6,502,913

Diluted earnings (loss) per common share                                                                                                              $        .05        $            (.10)

Weighted average common shares outstanding                                                                                                   7,956,009            6,502,913

The accompanying notes are an integral part of the financial statements. 3

Segmentz, Inc.

Consolidated Statements of Changes in stockholders' Equity

Years Ended December 31, 2002 and 2001

                                                                                                                                                                                  Preferred Stock
                                                                                                                                                                        Shares                     Amount

Balance, December 31, 2000

Acquisition of company

Recapitalization of company

Issuance of Series B redeemable convertible preferred stock                                                                426,898                       $426,898

Issuance of Series A convertible preferred stock                                                                                      773,896                        $773,896

Net loss for the year

Balance, December 31, 2001 1,200,794 1,200,794

Redemption of Series B redeemable convertible preferred stock                                                            (11,975)                        (11,975)

Series C Redeemable convertible preferred and common stock payable

Issuance of common stock

Issuance of warrants for services

Net income for the year

Balance, December 31, 2002                                                                                                                    1,188,819                    $1,188,819

The accompanying notes are an integral part of the financial statements.

                                                                                                                                                                                      Retained
                                                                  Stock Payable                                                 Additional                        Earnings
         Common Stock                                                                                                          Paid-In                           (Accumulated
Shares                  Amount                  Preferred                  Common                            Capital                            Deficit)                                   Total
           500              $    50                                                                                                     $      50                           $ 13,092                           $ 13,192
6,502,913               6,503                                                                                                        4,480                               (4,153)                               6,830
         (500)                   (50)                         0                                     0                                (10,933)                                4,153                               (6,830)
                                                                                                                                                                                                                                    426,898
                                                                                                                                                                                                                                    773,896                                                                                                                                                                                         (656,421)                         (656,421)
6,502,913                6,503                         0                                     0                                  (6,403)                           (643,329)                           557,565

                                                                                                                                                                                                                                    (11,975)
                                                             13,820                           16,180                                                                                                                     30,000
   250,000                   250                                                                                                       2,250                                                                           2,500
                                                                                                                                                  7,000                                                                           7,000
                                                                                                                                                                                          374,115                          374,115

6,752,913               $ 6,753                 $13,820                           $16,180                         $ 2,847                          ($269,214)                      $ 959,205

Segmentz, Inc.

    Consolidated Statements of Cash Flows

                                                                                                                                                                      Year Ended December 31,
                                                                                                                                                                          2002                       2001
Operating activities
Net (loss) income                                                                                                                                         $ 374,115                $ (656,421)
Adjustments to reconcile net (loss) income to net cash
and cash equivalents (used) provided by operating
activities:
Securities received as payment for services                                                                                                                                    (148,500)
Warrants issued for services                                                                                                                               7,000
Loss on sale of securities                                                                                                                                                                    78,999
Provision for doubtful accounts and other receivables                                                                                     210,279                     483,365
Note receivable received to offset general and
administrative expenses                                                                                                                                                                   (450,000)
Depreciation                                                                                                                                                     101,764                      53,335
Gain on Sale of Equipment                                                                                                                               (43,830)
Increase in:
Accounts and other trade receivables                                                                                                           (2,218,794)                 (905,404)
Prepaid expenses and other assets                                                                                                                   (69,428)                   (92,840)
Increase (decrease) in:
Accounts payable                                                                                                                                                 82,730                   427,464
Accounts payable to related party                                                                                                                                                     (126,845)
Accrued expenses                                                                                                                                                 20,689                  139,614
Income taxes payable                                                                                                                                                                           (2,917)
Total adjustments                                                                                                                                            (1,909,590)               (543,729)
Net cash and cash equivalents (used) provided by
operating activities                                                                                                                                            (1,535,475)           (1,200,150)

Investing activities
Purchase of equipment                                                                                                                                          (42,339)              (375,143)
Proceeds from sale of Equipment                                                                                                                            95,150
Proceeds from sale of securities                                                                                                                              32,500                   69,501
Loans, advances, and other receivables                                                                                                                  (5,736)              (296,683)
Net cash and cash equivalents (used) provided by investing activities                                                                     79,575              (602,325)

Financing activities
Net obligations incurred under factoring arrangements                                                                                       1,069,636              639,461
Advance from stockholder                                                                                                                                       350,533
Proceeds from issuance of debt                                                                                                                                                       1,200,794
Net cash and cash equivalents provided by financing activities                                                                            1,420,169            1,840,255

Net increase in cash and cash equivalents                                                                                                          (35,731)               37,780

Cash and cash equivalents, beginning of year/period                                                                                          39,489                 1,709

Cash and cash equivalents, end of year/period                                                                                                  $  3,758          $    39,489
The accompanying notes are an integral part of the financial statements.                                                                                                       5

Segmentz, Inc.

      Consolidated Statements of Cash Flows

                                                                                                                Year Ended December 31,

                                                                                                                                                                2002                       2001
Supplemental disclosures of cash flow information
and noncash financing activities:
Cash paid during the year for interest                                                                                                           $ 155,192        $ 201,469

During the year ended December 31, 2002, a stockholder offset $299,356 of amounts due him against receivables which were deemed to be uncollectible in accordance with a guarantee from the stockholder.

During the year ended December 31, 2002, the majority stockholder satisfied $11,975 of proceeds he owed to Company by redeeming 11,975 shares of his preferred stock.

During the year ended December 31, 2001, the holders of debt amounting to $1,200,794 received 1,200,794 shares of preferred stock in satisfaction of this liability.

The accompanying notes are an integral part of the financial statements.                                                                                                             6

Segmentz, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2002 and 2001

1. Acquisition

In October 2001, Segmentz, Inc., formerly known as WBNI, Inc., merged with TransL Holdings, Inc., the sole stockholder of Trans-Logistics, Inc. This consolidated entity is hereinafter referred to as the " Company." Prior to acquisition, Segmentz, Inc. was an inactive public shell with approximately 460 stockholders who owned 520,233 shares of common stock.

Pursuant to the agreement, the stockholders of TransL Holdings, Inc. (" TransL" ) received in return for all of their shares in TransL, 5,982,680 unregistered shares of Segmentz, Inc., which represented approximately 92 percent of its total shares outstanding.

The acquisition has been accounted for as a reverse acquisition in which TransL is treated as the acquirer and Segmentz, Inc. as the acquiree. All references in the accompanying consolidated financial statements to the number of common shares and the per share amounts have been restated to reflect the subsequent change in the common stock as if the acquisition had occurred on April 28, 2000.

2. Background Information

WBNI, Inc., a Texas corporation incorporated in 2000, is the surviving corporation of a sequence of mergers and reverse mergers of inactive companies. In November 2001, WBNI, Inc. changed its name to Segmentz, Inc.

TransL Holdings, a Delaware corporation incorporated in October 2001, is the 100 percent stockholder of Trans-Logistics, Inc., a Florida corporation incorporated in April 2000. In 2002, it was determined by the Board of Directors that it was best to market all services under one name and all operations of Trans-Logistics, Inc., ceased. Segmentz, Inc. (" Segmentz" ) holds all required licenses, permits and insurance policies necessary to provide transportation and logistics services to its client base. Segmentz is a logistics and brokerage organization that offers four core transportation services to its' client base; Truckload, Less-than-truckload (LTL), Expedited services and Air-freight forwarding within a network of cross dock facilities situated in Chicago, Illinois, Evansville, Indiana, Louisville and Lexington, Kentucky, Cincinnati, Ohio, Nashville and Knoxville, Tennessee and Atlanta, Georgia. Segmentz' headquarters are in Tampa, FL.

During May 2001, Trans-Logistics Inc. acquired the assets of Q Logistics Solutions, Inc. (" QLS" ) for approximately $367,000. This transaction was accounted for using the purchase method of accounting. QLS operated warehouse facilities in Atlanta, GA., Edison, NJ, Orlando, FL., and Chicago, IL. Operations in Orlando and Chicago were subsequently discontinued and those in Atlanta and Edison were relocated to Evansville, IN.

Segmentz, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2002 and 2001

2. Background Information (continued)

Effective January 1, 2001, Trans-Logistics was acquired by Logistics Management Resources, Inc. (" LMR" ) in August 2001. This acquisition was rescinded and cancelled. It is the Company's assertion that this transaction was never consummated and, therefore, never occurred. No consideration was ever tendered and control was never transferred. The purchase price was to be determined based on results of future revenues plus $80,000, less certain liabilities assumed. A portion of the consideration was to be paid at closing with the balance to be paid in installments. The delivery of shares by either party to the other never occurred and, therefore, the Company has not recorded this acquisition under applicable pushdown accounting rules. Under the terms of the rescission agreement, the Company agreed to a reimbursement of 1,500,000 shares of LMR’s common stock and a note receivable in the amount of $450,000, which the Company had an allowance of $225,000 recorded for estimated, uncollectible amounts as of December 31, 2001. LMR tendered a certificate for 1.5 million shares pursuant to the rescission agreement, which was received by Trans-Logistics on August 10, 2001. The shares closed at $.99, which resulted in a reduction of general and administrative expenses of $148,500 and extinguishment of the first part of rescission obligation due to Trans-Logistics under the terms of that agreement. The shares were sold to the market as soon as conditions permitted with the intention of maximizing cash value received while ensuring that shares were sold as quickly as was practical. The Company incurred a loss of approximately $79,000 on the sale of these shares during the year ended December 31, 2001. There are no current liabilities to LMR pursuant to the rescission agreement. Any liabilities to Trans-Logistics that might have existed were extinguished pursuant to mutual conditional general releases executed simultaneously with the rescission agreement, except for $390,000 remaining under the settlement terms, which has been expensed as uncollectible during the year ended December 31, 2002 and 2001.

  Significant Accounting Policies

The significant accounting policies are as follows:

The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Prior to October 2001, the date of the merger, the financial statements are those of Trans-Logistics, Inc., the only operating company at that time.

Segmentz, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2002 and 2001

3. Significant Accounting Policies (continued)

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Operating revenues for truck brokerage services are recognized on the date the freight is delivered. Related costs of delivery of shipments in transit are accrued as incurred. Revenues from warehousing services are recognized as the services are performed.

Cash equivalents consist of all highly liquid debt instruments purchased with an original maturity of three months or less.

The majority of cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and, therefore, bear minimal risk.

The Company extends credit to its various customers based on the customer's ability to pay. The Company provides for estimated losses on accounts receivable based on bad debt experience and a review of existing receivables. Based on management's review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $136,600 and $45,000 is considered necessary as of December 31, 2002 and 2001, respectively.

Equipment is recorded at cost. Depreciation is calculated by the straight line method over the estimated useful lives of the assets, ranging generally from two to seven years. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date.

Segmentz, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2002 and 2001

3. Significant Accounting Policies (continued)

Basic earnings per share (EPS) is calculated by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted EPS is similarly calculated, except that the denominator includes common shares that may be issued subject to existing rights with dilutive potential, except when their inclusion would be antidilutive.

Financial instruments, which potentially subject the Company to concentrations of credit risk, include trade receivables.  Concentration of credit risk with respect to trade receivables is limited due to the Company's large number of customers and wide range of industries and locations served.  One customer comprised approximately 6 and 21 percent of the December 31, 2002 and 2001 customer accounts receivable balance, respectively.  Sales to this customer comprised approximately 18 and 28 percent of the Company's sales for the year ended December 31, 2002 and 2001, respectively.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, notes receivable, accounts payable, and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses the financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of.  The adoption of SFAS 144 did not have an impact on the Company's financial position or results of operations. In accordance with SFAS 144, the carrying values of long-lived assets are periodically reviewed by the Company and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than its carrying value.

In June 2002, the FASB issued SFAS 146, " Accounting for Costs Associated with Exit or Disposal Activities" , which is effective for the Company for exit or disposal activities that are initiated after December 31, 2002.  This Statement addresses financial accounting and

Segmentz, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2002 and 2001

3. Significant Accounting Policies (continued)

reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, " Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."   This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined, was recognized at the date of an entity's commitment to an exit plan. The Company will adopt SFAS 146 for all exit or disposal activities that are initiated after December 31, 2002 and does not expect this statement to have a material effect on its financial statements.

The FASB issued SFAS 148, " Accounting for Stock-Based Compensation-Transition and Disclosure" , which is effective for the Company as of January 1, 2003.  This Statement amends FASB Statement No. 123, " Accounting for Stock-Based Compensation" , to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee

Certain minor reclassifications have been made in the 2001 financial statements to conform to the classifications used in 2002. These reclassifications had no effect on total assets, stockholders' equity, total cash flows, or net income.

4. Equipment

Equipment consists of :

                                                                                  2002                                       2001

Leasehold improvements                                       $      4,462                               $      3,685

Office equipment                                                          56,620                                    56,621

Warehouse equipment                                                148,760                                  148,760

Warehouse shelving                                                      51,947                                    67,000

Computer equipment                                                    61,000                                    61,000

Computer software                                                       41,140                                    38,077

                                                                                   363,929                                  375,143

Less accumulated depreciation                                     152,866                                    53,335

                                                                                 $ 211,063                               $ 321,808

Segmentz, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2002 and 2001

5. Note Receivable

As disclosed in Note 2, during the year ended December 31, 2001, the Company and LMRI mutually rescinded an acquisition agreement.  This agreement did not rescind an amount that was due to the Company as part of the purchase price.  As a result, the Company has recognized a reduction of G&A expenses and a demand note receivable of an equal amount of $450,000 due from LMRI during the year ended December 31, 2001.  The terms of this note exclude interest until demand is made for payment. During the year ended December 31, 2001, $225,000 was expensed in connection with this receivable as uncollectible. During the year ended December 31, 2002, $60,000 was received on this note, and the balance due of $165,000 was determined to be uncollectible and was expensed.

6. Obligation Due Under Factoring Arrangement

The Company factors substantially all of its accounts receivable. During the years ended December 31, 2002 and 2001, the Company utilized the services of three factoring companies. Accounts receivable are factored to companies with full recourse for unpaid invoices in excess of 90 days old. The most recent agreement provides for the payment of factoring fees at 2.5 percent of each invoice factored.

7. Income Taxes

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income (loss) before income taxes. The items causing this difference are as follows:

                                                                                                      2002                                   2001
Tax expense (benefit) at U.S. statutory rate                                $129,600                        ($223,100)
State income tax expense (benefit), net of federal benefit                13,800                            (23,900)
Effect of non-deductible expenses                                                       4,300                               1,700
Change in valuation allowance                                                     (147,700)                          245,300
                                                                                                      $           0                         $            0

Segmentz, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2002 and 2001

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2002 are as follows:
Deferred tax assets:                                                                                                 2002                                                2001
Accounts and loan receivables due to bad debts                                                $ 51,400                                                $ 176,900
Capital loss carryforward                                                                                      29,700                                                     29,700
Depreciation Variance                                                                                                600                                                              0
Net operating loss carryforward                                                                            15,900                                                     38,700
Total gross deferred tax assets                                                                               97,600                                                   245,300
Less valuation allowance                                                                                        (97,600)                                                (245,300)
Net deferred tax assets                                                                                         $          0                                               $             0

Based on an assessment of all available evidence, including 2002 and 2001 operating results, management does not consider realization of the deferred tax assets generated from operations to be more likely than not, and has established a valuation allowance against the gross deferred tax asset.

As of December 31, 2002, the Company had federal and state net operating loss carry-forwards totaling approximately $42,300, which expire in 2022.

8. Advance from Stockholder

Bryant Plastics, Inc., a stockholder of the Company, advanced $51,177 of cash, which is payable upon demand with 60 days prior written notice. This advance does not bear interest.

9. Equity

Common Stock

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors (the " Board" ), subject to the prior rights of the holders of all classes of stock outstanding.

Segmentz, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2002 and 2001

9. Equity (continued)

Convertible Preferred Stock

The authorized preferred stock of the Company consists of 10,000,000 shares at $.001 par value, of which 773,896 shares of Series A convertible preferred stock ("Series A Preferred Stock") outstanding as of December 31, 2002 and 2001, and 414,923 and 426,898 shares of Series B convertible preferred stock ("Series B Preferred Stock" ) were outstanding as of December 31, 2002 and 2001, respectively. Subsequent to December 31, 2002, the Company authorized the issuance of up to 250,000 shares of Series C Redeemable Convertible Preferred Stock (" Series C Preferred Stock" ).

Series A Redeemable Convertible Preferred Stock

In December 2001, the Company issued 773,896 shares of Series A Preferred Stock for the conversion of a $773,896 note payable to Bryant Plastics, Inc.

Each share of the Series A Preferred Stock is convertible, at the option of the holder, at any time into shares of common stock of the Company at a conversion price equal to the trading price of the shares or at the price of the last placement of shares by the Company, whichever is less. Interest on the shares of the Series A Preferred Stock is cumulative at an interest of six percent (6%) per annum through December 31, 2001. The Series A Preferred Stock does not accrue interest subsequent to December 31, 2001.

The Series A Preferred Stock is redeemable at the option of the Company for cash at a rate of $1.00 per share and shares of common stock as payment for any accrued interest pursuant to the fixed interest rate of six percent (6%), such interest which has been reduced to zero pursuant to an agreement between the parties.

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

Segmentz, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2002 and 2001

9. Equity (continued)

Series B Convertible Preferred Shares

On December 31, 2001, the Company issued 426,898 shares of Series B Preferred Stock for the conversion of two notes payable totaling $426,898, one to the majority stockholder, with a balance due of $181,898, and the other to a secured lender, with a balance due of $245,000. The Company elected to retire 11,975 shares of Series B Stock prior to year-end based upon a then-favorable conversion when compared with the potential floor conversion price of $.50 per share, reducing the number of shares outstanding to 414,923. The Company subsequently renegotiated a revision in the floor of the conversion price to $1.00 per share.

Each share of the Series B Preferred Stock is convertible, at the option of the holder, at any time into shares of common stock of the Company at a conversion price equal to the trading price of the shares or at the price of the last placement of shares by the Company, or at $1.00, whichever is greater. The holders of the preferred stock are entitled to vote, together with the holders of common stock, on all matters submitted to stockholders for a vote. Each preferred stockholder is entitled to the number of votes equal to the number of shares of preferred stock convertible at the time of such vote.

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

Series C Redeemable Convertible Preferred Stock

Each share of the Series C Preferred Stock is redeemable for $100 within six months of their date of issuance, in addition to interest of ten percent per annum; or bears penalty interest of 5 shares of Common Stock of the Company for each month the Company fails to redeem after the six month period has expired, or can convert, at the Holders option, after failure to redeem within nine months into Senior Debt of the Company, subordinate in nature to any Senior Debt that is in place at the time of the conversion, bearing interest at 12% per annum on the face value of $100 per share. As of December 31, 2002, the Company has an undeclared dividend of approximately $300. The Company has valued the Series C Preferred Stock and the Common Stock by determining fair pricing for the Common Stock based on public trading history and allocated the remaining unit value to the Preferred Shares on a pro-rata basis. The Shares were not issued as of December 31, 2002 and are reflected as of December 31, 2002 as a Stock Payable.

Segmentz, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2002 and 2001

10. Warrants

The Company entered into a relationship in September, 2002 that provided for the issuance of up to 100,000 warrants to purchase shares of the Company's common stock at an exercise price of $1.15 per share for a period of five years from their date of issuance. In addition, Halter Financial Group, an investment banking group and shareholder in WBNI, held 78,500 warrants issued in 2001 to purchase shares of Common Stock of the Company at an exercise price of $.01 per share. These warrants were issued prior to the merger of Segmentz, Inc. with TRANSL Holdings when the trading price of the Company's securities was not quoted and trading of the Company's securities took place on the pink sheets. These warrants were exercised in January 2003.

In September, 2002, the Company entered into a consulting agreement in which we agreed to issue five year warrants to purchase up to 100,000 shares of the Company's common stock at an exercise price of $1.15 per share in exchange for financial advisory services. These warrants vest ratably over a twelve-month period ending September, 2003. The fair value of these warrants expensed in the year ended December 31, 2002, was calculated at $7,000, on a pro-rata basis.

The Company estimates the fair value of each warrant to purchase common stock as detailed above, at the grant date by using the Black-Scholes option-pricing model with the following assumptions:

                                           Parameter                                                          2002                 2001

                                            Dividend yield                                                    0%                      0%

                                            Expected volatility                                              22%                    0%

                                            Risk-free interest rate                                         2.77%                5%

                                            Expected life years                                             5.00                 5.00

                                            Weighted average fair value

                                            of options granted                                          $     .23            $    0.00

11. Stock Option Plan

In October 2001, the Company adopted the 2001 Stock Option Plan (the " Plan" ), under which it authorizes options to be granted to purchase 600,000 shares of common stock. The Plan entitles the holder to receive options to purchase common stock of the Company at a specified price in the future. The Board may grant options at its discretion and is responsible for determining the price to be paid for the shares upon exercise of each option, the period within which each option may be exercised, and any additional terms and conditions of each option. The Company granted no options under the Plan during the year ended December 31, 2002.

Segmentz, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2002 and 2001

12. Related Party Transactions

The Company utilized the trucking services of an entity related through common ownership. Expenses incurred during the periods ended December 31, 2001 amounted to approximately $206,000 . The expenses incurred for these services are not necessarily indicative of the amounts that may have been incurred had these services been provided by independent third parties. The Company did not utilize services of this related entity during the year ended December 31, 2002.

In December 2001, the majority stockholder of the Company converted $181,898 of debt into 181,898 shares of Series B Preferred Stock. In the year ended December 31, 2002, there was a redemption of 11,975 shares of Series B Preferred Stock.

During the year ended December 31, 2002, a stockholder of the Company consented to a reduction in balance due to it from the Company pursuant to an agreement to offset credit losses in connection with Huff Timber Company, a former customer, and Logistics Management Resources, Inc., and the receivable losses experienced by the Company in the year ended December 31, 2002. The amount of offset was approximately $299,300 and is reflected as a reduction to G&A expenses in the consolidated financial statements for the year ended December 31, 2002.

The Company utilizes the services of tractor owner-operators that are employed by Bryant Plastics, a stockholder in the Company. The Company's agreement with Bryant Plastics is identical to its agreement with any independent owner-operators, and Bryant receives payment terms and percentages that are identical to other agreements with unrelated entities. The Company believes these terms to be equitable and fair and believes that these transactions are treated in the normal course of business as if Bryant had no relationship with the Company other than that of an owner-operator.

13. Lease Commitments

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

Segmentz, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2002 and 2001

13. Lease Commitments (continued)

On March 17, 2003, the Company entered into a sublease agreement that provided the Company with approximately 8,000 square feet of additional space through August 2006. The Company will begin to tender rent payments under this sublease as of April 1, 2003.

The following is a schedule by year of future minimum rental payments required under operating leases, including the sublease entered into subsequent to the year ended December 31, 2002, that have an initial or remaining non-cancelable lease term in excess of one year as of December 31, 2002:

           Year Ending

          December 31,

                 2004                                                                                                           147,338

                 2005                                                                                                           143,875

                 2006                                                                                                           140,972

                 2006                                                                                                             79,089

                                                                                                                                 $ 511,274

The Company leased facilities located in Atlanta, Georgia and Edison, New Jersey on an " at will" basis.  Monthly rental payments for these facilities totaled approximately $65,000 for the year ended December 31, 2002. The Company has vacated these facilities as of December 31, 2002.

Rent expense amounted to approximately $276,000 and $776,000 for the years ended December 31, 2002 and 2001, respectively.

14. Other Commitments

The Company has an employment agreement with an officer of the Company that entitles the officer to receive a severance payment equal to the remaining salary owed under the employment agreement, plus the base salary for the next five years after the term of the employment agreement, including certain other benefits to be paid for following termination.

As previously disclosed in Note 13, the Company has a stand by letter of credit amounting to $40,000.

Segmentz, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2002 and 2001

15. Contingent Liabilities

The Company has been party to a lease in its Atlanta facility that was believed to be month-to-month pursuant to data provided by LMR, which was in operational control of the Company at the time the Company purchased the assets of QLS from bankruptcy and began utilizing the space in Forest Park, Georgia pursuant to providing logistic services for clients. The Company notified the landlord, IDI Services, Inc. (" IDI" ), of its intentions to find smaller space and offered IDI an opportunity to provide a lesser facility size within the facility currently occupied by the Company. IDI informed the Company at that time that the Company was party to a lease arrangement that had previously not been disclosed or evidenced.

During February 2002, IDI and the Company were engaged in discussions to resolve this misunderstanding in which the Company asserts that IDI accepted a letter of credit provided by LMR as inducement to enter into the lease with LMR, with whom the Company had an arrangement to vacate the premises of its month-to-month sublease on 30 days written notice. IDI’s assertion included a variety of material issues, including a representation that the Company was a prime lease holder with an obligation through May 2006. The Company had subsequently secured legal counsel and continued to assert that any lease documents that existed suggesting the Company's prime tenancy was not authorized by the Company, its board, or officers as provided for in the Company's bylaws. The Company continued to defend its position in this matter and believed that it would reach an amicable settlement pursuant to this issue.

On June 17, 2002, the Company received a summons from Industrial Property Fund I, LP that named the Company as a co-defendant in a civil action pursuant to the Company's tenancy in Forest Park, Georgia, which the Company continues to assert and claim is a month-to-month tenancy under which the Company has no obligation other than payment of rent when due. In July 2002, the action was dismissed with regards to monetary damages against the Company. No financial remedies are currently sought in connection with this action, and the Company has vacated the premises in accordance with its agreement to do so.

The Company is involved in certain legal actions which arise in the ordinary course of business. The Company is defending these proceedings. While it is not feasible to predict or determine the outcome of these matters, the Company does not anticipate any of these matters or these matters in the aggregate will have a material adverse effect on the Company's business or its consolidated financial position or results of operations.

Segmentz, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2002 and 2001

16. Segment Information

Segment information has been prepared in accordance with SFAS No. 131, " Disclosure About Segments of an Enterprise and Related Information." The Company has two reportable segments: truck hauling brokering and warehouse operations. The segments were determined based on the types of services provided by each segment. The Company had only one reportable segment until the purchase of QLS in 2001.

The brokering operations arrange truckload transportation with dedicated Company equipment, owner operator fleet, and extensive agent partners throughout 48 states.

The Company relocated its warehouse locations in the third quarter of 2002, closing both locations to mitigate carrying costs until new facilities were located. The first new facility opens in May 2003 in Evansville, IN and the segment will resume ongoing operations as of that date as part of a long-term contract to provide dedicated delivery services to an international auto company as part of an agreement with Schneider Logistics.

For the year ended December 31, 2001, information regarding operations by segment was as follows:

                                                                            Trucking             Warehouse                   Total

                          Revenue                                   $  5,596,318            $ 2,859,448           $  8,455,766

                          Other                                        $       73,294            $      11,464           $        11,464

                          Interest expense                       $     216,548           $                0           $      216,548

                          Depreciation                             $         9,759           $       43,576           $        53,335

                          Net (loss) income                      $    (827,433)          $    171,012           $     (656,421)

                          Equipment, net of

                          accumulated depreciation         $        46,258           $    275,550            $      321,808

                          Segment assets                         $   1,302,117           $   665,700          $     1,967,817

For the year ended December 31, 2002, information regarding operations by segment was as follows:

                                                                            Trucking             Warehouse                   Total

                          Revenue                                   $  8,061,123           $  1,899,687           $   9,960,810

                          Other                                        $       33,696           $                0           $        33,696

                          Interest expense                       $     139,113           $                0           $      139,113

                          Depreciation                             $       11,734           $       90.030           $      101,764

                          Net (loss) income                      $     295,521         $         78,594           $       374,115

                          Equipment, net of

                          accumulated depreciation         $        34,524           $    176,539            $      211,063

                          Segment assets                         $   3,214,150          $    379,539          $     3,593,689

Segmentz, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2002 and 2001

17. Earnings Per Share (EPS)

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during each year. Shares issued during the year are weighed for the portion of the year that they were outstanding. Diluted earnings per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares that were outstanding during the period.

The following is a reconciliation from basic earnings per share to diluted earnings per share for the year ended December 31, 2002:

                                   Net Income               Weighted Average                 Earnings Per Share

                                                                    Shares Outstanding

Basic                             374,115                      6,690,584                             $.06

Effect of dilution:

Stock options            1,265,425

Diluted                         374,115                       7,956,009                             $.05

As of December 31, 2001, all warrants and convertible preferred stock were excluded from the computation of diluted EPS because 2001 was a year in which the Company experienced a loss, therefore having no earnings per share to compute, during which time such warrants and preferred shares would have been anti-dilutive.

18. Subsequent Events

The 78,035 warrants issued in connection with the merger between Trans-Logistics and Segmentz, Inc. were exercised in January 2003, resulting in 78,035 shares of restricted common stock of the Company being issued to the Halter Financial Group for $.01 per share.

On March 17, 2003, the Company entered into a sublease agreement with R.W. Baird & Company that provided the Company with approximately 8,000 square feet of additional space at 18302 Highwoods Preserve Parkway through August 2006. The Company will begin to tender rent payments under this sublease as of April 1, 2003.

ITEM 8. CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has no changes in accounting firm or disagreement with existing accounting firm to report for the fiscal year ending December 31, 2002.

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

NAME AGE POSITION WITH SEGMENTZ
Allan Marshall                              36                                                           Chairman & Chief Executive Officer & Director
John S. Flynn                              38                                                           President & Chief Financial Officer & Director
Dennis M. McCaffrey                    35                                                           Chief Operating Officer & Director

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

Allan Marshall, the Company's Chief Executive Officer, received approximately $150,000 in compensation for the year ended December 31, 2002. John Flynn, the Company's President and Chief Financial Officer, received approximately $120,000 in compensation for the year ended December 31, 2002. Dennis McCaffrey, the Company's Chief Operating Officer received approximately $80,000 in compensation for the year ended December 31, 2002.

EMPLOYMENT AGREEMENTS

The Company has entered into an Employment Agreements with Allan Marshall, the Company's Chief Executive Officer, which terminates on November 15, 2006. The agreement shall be automatically extended for an additional one-year period after the initial term unless at least 30 days prior to the termination date either the Company or Mr. Marshall give written notice to the other that the Employment Agreement will not be renewed. Mr. Marshall will receive an annual base salary of $150,000, in addition to auto, cellular and other expense allowances, which may be increased at the discretion of the Board. Additionally, Mr. Marshall may be eligible to receive an annual bonus based on the Company's financial performance in the form of stock options and cash not to exceed 15% of his base salary.

In December, 2001, the Company's Board of Directors resolved to enter into an Employment Agreement to John S. Flynn, the Company's President, which terminates December 31, 2005. This Agreement provides for an annual base salary of $120,000, a non-accountable expense allowance of $1,000 per month, auto, health and cellular phone reimbursement and bonus of $30,000 payable in warrant value or cash, at the discretion of the Board of Directors. This Contract has not been executed as of March 29, 2003.

The Company intends to enter into an Employment Agreement with Dennis M. McCaffrey, the Company's Chief Operating Officer which will terminate three years from its inception. This Agreement will provide for, among other things, an annual base salary of $90,000, and auto, health, cellular phone reimbursement and bonus at the discretion of the Board of Directors.
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

COMPENSATION TABLE
The information set forth below concerns the cash and non-cash compensation to certain of the Company's executive officers for each of the past two fiscal years ended December 31, 2002 and 2001. In each case, the compensation listed was paid by Segmentz.

                           Summary Compensation Table

Name       Year    Salary  Bonus   Adds   Expense  LT Options

Allan J. Marshall 2002   $150,000    $0     $0      $0        $0
CEO
                 2001

John S. Flynn 2002       $120,000    $18,000
President & CFO

Dennis McCaffrey 2002   $ 75,000
Chief Operating Officer

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The table below sets forth, as of March 15, 2003, certain information with respect to the beneficial ownership of the Common Stock of the Company by each person who the Company knows to be a beneficial owner of more than 5% of any class or series of the Company's capital stock, each of the directors and executive officers individually, and all directors and executive officers as a group.

(1)      Allan Marshall and Christine Otten are husband and wife.

Name                       Shares Beneficially              Percentage of
                               Owned                           Shares
Allan Marshall(1)            3,087,876                          46.0
Christine Otten (1)          1,794,804                          26.0
                             ---------                          -----
                             4,882,680                          72.0%

Ownership of Preferred Stock if Converted*

Name                      Shares Beneficially                Percentage of
                              Owned                             Shares
Allan Marshall(1)            3,087,876                         39.0%
Christine Otten (1)          1,794,804                         23.0%
                             ---------
                             4,882,680

Bryant Plastics                773,896                          10.0%
(Series B)

Bryant Plastics                245,000                           3.0%
(Series A)

Allan J. Marshall              170,023                           2.0%
                               -------                           ----
(Series A)       Total:      6,071,599          77.0%

         As of March 15, 2003, there were a total of 6,752,913 shares of the Company's common stock outstanding, of which 770,233 shares are held by approximately 464 shareholders of record, 4,882,680 shares are held by the principal shareholder, 773,896 shares of the Company's Series B Preferred Stock outstanding, held by one shareholder of record as disclosed in the above table, and 414,923 shares of the Company's Series A Preferred Stock outstanding, held by two shareholders of record as disclosed in the above table.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has utilized the services of Atech Corporation during the fiscal year ended December 31, 2001 to provide various third party trucking services. Atech Corporation is owned by the Company's largest shareholder. The Company has not transacted any business with Atech during the past fiscal year ended December 31, 2002.

The Company continues to utilize the services of Tractor owner-operators that are employed by Bryant Plastics, an investor in the Company. The Company's agreement with Bryant Plastics is identical to its agreement with any independent owner-operators and Bryant receives payment terms and percentages that are identical to other agreements with unrelated entities. The Company believes these terms to be equitable and fair and believes that these transactions are treated in the normal course of business as if Bryant had no relationship with the Company other than that of an owner-operator.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   The list of Consolidated Financial Statements and Notes required by Item 7 are included as Item 7.

(b)   None

(c)   Exhibits:

a.    None

ITEM 14. CONTROLS AND PROCEDURES.

         Allan J. Marshall, our Chairman and Chief Executive Officer, and John S. Flynn, our President and Chief Financial Officer, have performed an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-14 © of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the date of this report and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and regulations.

CHANGES IN INTERNAL CONTROLS

         No significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses, were made as a result of the evaluation.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Tampa, State of Florida, on March 31, 2003.

                                               SEGMENTZ, INC.

DATE:  March 31, 2003                      By:  /s/ Allan Marshall
                                                --------------------
                                                Allan Marshall, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 31, 2003.

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
    John S. Flynn                      President and Chief Financial Officer

    /s/ Dennis McCaffrey
 --------------------------------
    Dennis McCaffrey                    Chief Operating Officer

CERTIFICATIONS

We (Allan J. Marshall & John S. Flynn) certify that:

  We have reviewed this annual report of Form 10-KSB of Segmentz, Inc.
  Based on our knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
  Based on our knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
  The registrant's other certifying officers and we are responsible for establishing and maintaining disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
      evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the " Evaluation Date" ); and
      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The Registrant's other certifying officers and we have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors( or persons performing the equivalent functions)
      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The Registrant's other certifying officers and we have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subseqent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
March 28, 2003

     /s/ Allan J. Marshall
 --------------------------------       Chairman of the Board of Directors
    Allan J. Marshall                     and Chief Executive Officer

     /s/ John S. Flynn
 --------------------------------
    John S. Flynn                      President and Chief Financial Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-KSB of Segmentz, Inc. (the " Company" ) for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), John S. Flynn, the Principal Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated:  March 31, 2003  /s/ John S. Flynn
    _______________________________
    John S. Flynn
    President & Chief Financial Officer

This certification accompanies the Report pursuant to 906 of Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of 18 of the Securities Exchange Act of 1934, as amended.