Form 10QSB
period 2003-03-31
SEGMENTZ INC
filed 2003-05-15
CIK 1166003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to                                 .

Commission file number: 000-49606

Segmentz, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware                                                               03-0450326

(State or other jurisdiction of incorporation or organization)                      (I.R.S.Employer Identification no.)

18302 Highwoods Preserve Parkway Suite 100

Tampa, FL 33647

(Address of principal executive offices, including zip code)

(813) 989-2232

(Registrant' s telephone number, including area code)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

The Registrant has 6,848,948 shares of its common stock issued and outstanding as of May 14, 2003

The Registrant has 1,188,819 shares of its preferred stock issued and outstanding as of May 14, 2003

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

Financial Statements

Segmentz, Inc.

Three Months Ended March 31, 2003 and 2002 (Unaudited)

Segmentz, Inc.

Financial Statements

Three Months Ended March 31, 2003 and 2002 (Unaudited)

Contents

Financial Statements:

Balance Sheet                                                               1

Statements of Operations                                              2

Statement of Changes in Stockholders' Equity               3

Statements of Cash Flows                                            4

Notes to Financial Statements                                   5-7

Segmentz, Inc.

Balance Sheet

March 31, 2003 (Unaudited)

Assets

Current assets:

Cash and cash equivalents                                                                                    $                 0

Accounts receivable, net of allowance of $159,301                                                       2,721,279

Prepaid expenses and other current assets                                                                       649,800

Total current assets                                                                                                      3,371,079

Equipment, net of accumulated depreciation                                                                     189,537

Loans and advances                                                                                                        27,103

Other long term assets                                                                                                     168,018

                                                                                                                                 $ 3,755,737

Liabilities and Stockholders' Equity
Current liabilities:
Cash deficit                                                                                                                  $ 70,675
Accounts payable                                                                                                          395,671
Accrued salaries and wages                                                                                            19,170
Accrued expenses, other                                                                                                231,202
Obligation due under factoring arrangement                                                            1,464,569
Advances from shareholder                                                                                            51,177
Total current liabilities                                                                                              2,232,464
Long term Loan                                                                                                           355,000
Stockholders' equity:
Convertible preferred stock; 10,000,000 shares
Authorized, 1,188,819 shares issued and outstanding                                              1,188,819
Common stock, $.001 par value; 40,000,000 shares
Authorized, 6,830,948 shares issued and
outstanding                                                                                                                      6,831
Additional paid-in capital                                                                                              22,455
Stock payable                                                                                                                88,540
Accumulated deficit                                                                                                   (138,372)
Total stockholders' equity                                                                                         1,168,273
                                                                                                                               $ 3,755,737

The accompanying notes are an integral part of the financial statements.                                                        1

Segmentz, Inc.

Statements of Operations (Unaudited)

                                                                                                                          Three Months Ended
                                                                                                                 March 31,                March 31,
                                                                                                                     2003                       2002
Revenues:
Operating revenue                                                                                     $ 2,880,081             $ 2,146,631
Consulting and other revenue                                                                             7,641                       3,749
                                                                                                                      2,887,722                2,150,380

Expenses:
Operating expenses                                                                                      2,190,190                1,665,177
General and administrative expenses                                                             502,737                   361,843
Interest expense                                                                                                 10,453
                                                                                                                      2,703,380                2,027,020

Income before tax provision                                                                            184,342                  123,360

Income tax provision                                                                                         53,500                    25,000

Net income                                                                                                     $ 130,842                $ 98,360

Basic earnings per common share                                                                  $        .02                 $      .02

Basic weighted average common shares outstanding                                   6,830,948              6,502,913

Diluted earnings per common share                                                             $          .02                $      .01

Diluted weighted average common shares outstanding                               8,042,556              8,904,501

The accompanying notes are an integral part of the financial statements. 2

Segmentz, Inc.

Statement of Changes in Stockholders' Equity

Three Months Ended March 31, 2003 (Unaudited)

                                                                                                                             Preferred Stock
                                                                                                                   Shares                    Amount

Balance, December 31, 2002                                                                        1,188,819              $ 1,188,819

Series C Redeemable convertible preferred and common stock payable

Issuance of stock

Net income for the period

Balance, March 31, 2003                                                                              1,188,819              $ 1,188,819

The accompanying notes are an integral part of the financial statements.

                                                       Stock Payable         Additional       Earnings

           Common Stock                                                     Paid-In       (Accumulated

Shares                Amount      Preferred    Common     Capital            Deficit)                   Total
6,752,913          $ 6,753      $ 13,820     $ 16,180        $ 2,847    $ (269,214)              $ 959,205

                                              46,180        12,360          18,905                                         77,445
      78,035                 78                                                     703                                               781
                                                                                                        130,842                   130,842
6,830,948         $ 6,831      $ 60,000     $ 28,540      $ 22,455    $ 130,842              $ 1,168,273

3

Segmentz, Inc.

Statements of Cash Flows (Unaudited)

                                                                                                                                                                               Three Months Ended
                                                                                                                                                                                         March 31,
                                                                                                                                                                                 2003             2002
Operating activities
Net income                                                                                                                                                         $ 130,842       $ 98,360
Adjustments to reconcile net income to net cash provided
(used) by operating activities:
Provision for doubtful accounts receivable                                                                                                            22,658          23,928
Depreciation and amortization                                                                                                                               21,526          24,934
Valuation on deferred tax asset                                                                                                                            (15,600)                  0
Non-cash expenses related to issuance of stock and warrants                                                                              10,453                    0
Changes in:
Accounts and other trade receivables                                                                                                                     273,154       326,716
Prepaid expenses and other assets                                                                                                                        (341,622)        51,907
Other receivables                                                                                                                                                    27,988                  0
Other assets                                                                                                                                                         (125,426)                0
Changes in:
Accounts payable                                                                                                                                                (310,736)      (196,608)
Accrued expenses                                                                                                                                                    70,169        (80,059)
Accrued salaries                                                                                                                                                     12,400                  0
Total adjustments                                                                                                                                                (355,036)        150,818
Net cash provided (used) by operating activities                                                                                                 (224,194)        249,178

Investing activities
Purchases of equipment                                                                                                                                                                (5,727)
Loans, advances, and other receivables                                                                                                                  (1,492)        (25,201)
Net cash used by investing activities                                                                                                                       (1,492)        (30,928)

Financing activities
Net obligations incurred under factoring arrangements                                                                                      (244,528)       (248,331)
Proceeds from issuance of debt                                                                                                                            355,000          238,902
Overdraft facility                                                                                                                                                    70,675                   0
Proceeds from issuance of equity                                                                                                                           40,781                   0
Net cash (used) provided by financing activities                                                                                                   221,928           (9,429)

Net increase in cash                                                                                                                                             (3,758)            208,821

Cash, beginning of period                                                                                                                                      3,758              39,489
Cash, end of period                                                                                                                                          $          0          $ 248,310

The accompanying notes are an integral part of the financial statements.                                                                 4

Segmentz, Inc.

Notes to Financial Statements

Three Months Ended March 31, 2003 and 2002 (Unaudited)

1. Significant Accounting Principles
Basis of presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the financial position at March 31, 2003, (b) the results of operations for the three-month periods ended March 31, 2003 and 2002, and (c) cash flows for the three-month periods ended March 31, 2003 and 2002, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2002. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of those to be expected for the entire year.

Stock based compensation

In December 2002, FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148" ), Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS 148 amends current disclosure requirements and requires prominent disclosures on both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial reports containing financials statements for interim periods beginning after December 15, 2002. The Company currently intends to continue to account for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board No. 25.

The Company accounts for its stock option plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income and no stock-based compensation would be reflected in net income if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. During the Three Months Ended March 31, 2003 and 2002 there were no options granted under this plan.

2. Sale of Accounts Receivable

During the second quarter of 2002, the Company entered into an agreement, a copy of which is annexed hereto as exhibit " B" , with a factoring company to provide for the borrowing against eligible receivables of up to eighty percent (80%) of the face value of such receivables. The Company maintains any advances under this agreement as liabilities in its balance sheet and any receivables, net of allowances for losses, as assets. The borrowing against eligible receivables is not a true sale and the company keeps all balances due from customers net of allowances for doubtful accounts as assets and offsetting liabilities to reflect amounts advanced against such eligible receivables, pursuant to Statements of Financial Accounting Standards (" SFAS" ) No. 140 "Accounting for transfers and servicing of financial assets and extinguishment of liabilities," such amounts are not sold without recourse and therefore reported in accordance with provisions of applicable rules and guidelines.

3. Income Taxes

Income tax expense for the three months ended March 31, 2003 is based on the Company' s estimate of the effective tax rate expected to be applicable for the full year. The effective tax rate of 29.0 percent for the three months ended March 31, 2003 differs from the statutory rate because of the effects of utilizing a net operating loss carryover and adjustments to the valuation allowance on deferred tax assets.

5

Segmentz, Inc.

Notes to Financial Statements

Three Months Ended March 31, 2003 and 2002 (Unaudited)

4. Earnings Per Share

Basic earnings per share (EPS) is calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding or payable during each period. Diluted EPS is similarly calculated, except that the denominator includes common shares that may be issued subject to existing rights with dilutive potential, except when their inclusion would be antidilutive.

5. Advance from Stockholder

Bryant Plastics, Inc., a stockholder of the Company, advanced $51,177 of cash, which is payable with 60 days prior written notice. This advance does not bear interest, and as of March 31, 2003, they have not made a demand for payment.

Segmentz, Inc.

Notes to Financial Statements

Three Months Ended March 31, 2003 and 2002 (Unaudited)

6. Debt Facilities

The Company has entered into several agreements with "accredited investors" that provide the Company with bridge loan debt on an interim basis. The debt is twelve to eighteen months in term and provides for interest payments and warrant coverage, as well as conversion into Common Stock on terms that the Company believes to be favorable, ranging from $1.15-$1.50 per share.

7. Segment Information

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

The warehousing operation, acquired in 2001, has had no revenues for the period ended March 31, 2003, as its operations were moved to Evansville, IN as part of the Company' s initiative to provide services on a contract basis in this segment.

For the period ended March 31 2003, information regarding operations by segment was as follows:

                                                                            Trucking             Warehouse                   Total

                          Revenue                                   $  2,880,081           $                0           $   2,880,081

                          Other                                        $         7,641           $                0           $          7,641

                          Depreciation                             $         3,428           $       18,098           $        53,335

                          Net (loss) income                      $      148,940         $       (18,098)          $     130,842

                          Equipment, net of

                          accumulated depreciation

                          and amortization                     $        20,569           $    168,968            $      189,537

                          Segment assets                        $   3,395,487          $      360,250             $    3,755,737

For the period ended March 31 2002, information regarding operations by segment was as follows:

                                                                            Trucking             Warehouse                   Total

                          Revenue                                   $  1,176,633           $    969,998           $   2,146,631

                          Other                                        $          3,749          $                0           $          3,749

                           Depreciation                             $         3,885          $       21,049           $        24,934

                          Net (loss) income                      $      (90,891)         $     214,251           $       123,360

                          Equipment, net of

                          accumulated depreciation

                         and amortization                         $        35,676           $    266,925           $      302,601

                          Segment assets                         $   1,575,729          $    429,352          $     2,005,081

7

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

This Form 10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technology change and competition. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

General

The Company markets five core services to over 1,000 customers, which are:

Truckload- The Company provides point-to-point and intermediate stop service for freight on a truckload basis, per mile.

Less-Than-Truckload (L-T-L)- The Company stages and consolidates smaller shipments on a L-T-L basis to provide time sensitive shipment of goods for customers shipping smaller average load sizes.

Air-freight forwarding- The Company provides local pickup and delivery through its agent relationships that enable it to provide niche shipment of parcels on an overnight or two day basis. It offers customers time schedules that are specialized and enable it to indirectly compete with regional and national air-freight providers.

Expedited Freight service- The Company delivers customized specialty service to customers on a tight or irregular time schedule that allows custom development of shipment sequences that offer enhanced position and pricing on an as-needed basis.

3PL Support service- Value proposition that consolidates the Company' s expertise, providing an end-to-end solution for customers on a contract basis to outsource freight and supply chain initiatives.

For the period ended March 31, 2003 compared to the period ended March 31, 2002.

Revenues increased approximately $737,342, or 34%, to approximately $2,887,722 for the period ended March 31, 2003, as compared to approximately $2,150,380 for the period ended March 31, 2002. This increase was primarily due to continued growth in all segments of the Company' s business and enhancement in the Company' s contract based freight and agency business offerings.

Costs of services provided, which consist primarily of payment for trucking services, fuel, insurance, sales, marketing, and general and administrative support increased by approximately $676,360, or 33%, to approximately $2,703,380 for the period ended March 31, 2003, as compared to approximately $2,027,020 for the period ended March 31, 2002. As a percentage of revenues Trucking and transport related services of fuel, insurance, sales and marketing are aggregated as cost of goods sold and amounted to approximately 76% of related revenues for the period ended March 31, 2003, as compared with approximately 77.4% for the period ended March 31, 2001, and general and administrative expenses remained unchanged at approximately 16.8% for the periods ended March 31, 2003 and 2002.

The Company realized income from continuing operations before provisions for income taxes of approximately $184,342 for the period ended March 31, 2003, compared with income from continuing operations before provisions for income taxes of approximately $123,360 for the period ended March 31, 2002.

The income tax provision was $53,500 and $25,000 for the three months ended March 31, 2003 and 2002, respectively. Differences between the effective tax rate used for 2003 of as compared to the U.S. federal statutory rate, are primarily due to permanent differences and adjustments to the deferred tax asset valuation allowance.

Basic earnings per share from continuing operations for the period ended March 31, 2003 were $.02, compared with $.02 for the period ended March 31, 2002. Diluted income per share from continuing operations for the period ended March 31, 2003, compared with the period ended March 31, 2002, increased approximately 100% to $.02 from $.01.

The Company entered into a term agreement in February 2003 that provides for dedicated delivery services (DDS) in Evansville, IN. as part of the Company' s continued expansion into contract based freight opportunities. The agreement provides for the Company to provide staging, processing, delivery and report integration from a regional cross-dock hub facility in Evansville, IN. to points in Indiana and surrounding areas on behalf of a national logistics service company for an international automobile manufacturing firm. The agreement terms provide for four years under which such services will be provided and for overhead expense allowances and fixed profit margins to ensure a mutual benefit to providing such services.

Critical Accounting Policies

Principals of Consolidation

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

Reclassifications

Certain reclassifications have been made in the 2001 financial statements to conform to the classifications used in 2002. These reclassifications had no effect on total assets, stockholders' equity, total cash flows, or net income.

Accounts Receivable

The Company extends credit to its various customers based on the customer's ability to pay. The Company provides for estimated losses on accounts receivable based on bad debt experience and a review of existing receivables. Based on management's review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $159,302 and $136,600 is considered necessary as of March 31, 2003 and December 31 2002, respectively.

Deferred Tax Assets

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

Earnings Per Share Calculations

Basic EPS is calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding or payable during each period. Diluted EPS is similarly calculated, except that the denominator includes common shares that may be issued subject to existing rights with dilutive potential, except when their inclusion would be antidilutive.

Use of Estimates

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

Contingent Liabilities

The Company is party to a number of legal actions, which are not material to operations pursuant to Item 301 of Regulation S-B

Stock Based Compensation

In December 2002, FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148" ), Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS 148 amends current disclosure requirements and requires prominent disclosures on both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial reports containing financials statements for interim periods beginning after December 15, 2002. The Company currently intends to continue to account for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board No. 25.

The Company accounts for its stock option plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income and no stock-based compensation would be reflected in net income if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. During the Three Months Ended March 31, 2003 and 2002 there were no options granted under this plan.

Liquidity and Capital Resources

The Company has a cash overdraft of $70,675 at March 31, 2003, compared with a balance of $248,310 at March 31, 2002. This decrease of approximately $318,985 was primarily a result of the Company's continued expansion and requirements for additional capital and growth of agent revenues during the current and prior operating periods.

During the fiscal year ended December 31, 2002, the Company entered into a hybrid finance facility with Comdata, an industry leader in transportation finance, which provides for 80% advance rates against eligible Company receivables for up to 120 days. This facility provides the Company with continued ability to expand as Comdata' s size enables credit limits to expand as the eligible borrowing base expands. The Company estimates the cost of this facility to be approximately 15% annually. The Company continues to seek asset based credit facilities that would provide required funding at reduced costs. The Company had outstanding balances due to Comdata of $1,464,569 as of March 31, 2003.

The Company has embarked on upgrades to technology and support infrastructure that it believes will enhance cash flows by providing customers and customer service representatives with access to delivery information and documentation that will enable efficient collections of accounts receivable from customers. There is no assurance that we will be able to obtain financing on terms favorable to the Company or successfully implement infrastructure upgrades pursuant to our plans.

Our strategy is to continue to expand through acquisitions and internal development. We intend to seek, on a selective basis, acquisition of businesses that have product lines or services which complement and expand our existing services and product lines, and provide us with strategic distribution locations or attractive customer bases. Our ability to implement our growth will depend on a number of things, which may be beyond our control. Successful deployment of this strategy will be dependent on our ability to identify, consummate and assimilate such acquisitions on desirable economic terms. There can be no assurance that we will be successful in implementing our growth strategy. Our ability to implement our growth strategy will also be dependent upon obtaining adequate financing. We may not be able to obtain financing on favorable terms.

Item 3. Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures.    Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company' s " disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the " Evaluation Date" ) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b)  Changes in internal controls.    There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in various civil actions as part of its normal course of business. The Company is not party to any litigation that is material to ongoing operations as detailed in Item 301of Regulation S-B as of the period ended March 31, 2003.

Item 2. Changes in Securities.

The Company has sold its common and preferred shares during the past three years. The following information is a summary of such sales as required under Item 701 (Rule 228.701) of Regulation S-B:

Date                Type of Securities                         Shares/Description                         Additional Information                         Amount of Securities

12/2001             Preferred A & B                                   1,200,805                             Conversion by Related Parties                  $     1,200,805

  7/2002            Common Stock                                        20,000                              Common Stock                                      $        10,000

                                                                                                                        Regulation D Exempt

10/2002            Preferred Stock                                            600                              Series C Preferred                                   $       60,000

                                                                                                                        Regulation D Exempt

                      Common Stock                                         18,000                             Common Stock

Item 3. Defaults upon Senior Securities

The Company has not defaulted on any securities.

Item 4. Submission of Matters to a Vote of Security Holders.

No items have been submitted to Security Holders to be voted upon during the period ended March 31, 2003.

Item 5. Other Information.

The Company has no other information to report for the period ended March 31, 2003.

Item 6. Exhibits and Reports on Form 8-K.

(a) In February 2003, the Company entered into a long-term contract with Schneider Logistics, Inc. that provides for a four year term agreement during which the Company will provide dedicated delivery services for a national auto manufacturer in the state of Indiana. A copy of the Contract is annexed hereto as an exhibit pursuant to requirements of 17 CFR 228.601 of Regulation S-B.

(b) The Company has filed no Form 8-K during the period ended March 31, 2003.

97.1 Certification of CEO

97.2 Certification of CFO

99.1 Certification of compliance of section 13(a) of CEO

99.2 Certification of compliance of section 13(a) of President

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Segmentz, Inc.

Date May 14, 2003                    /s/ Allan J. Marshall

                                                      Chief Executive Officer

Date May 14, 2003                          /s/ John S. Flynn

                                                     President & Chief Financial Officer

Date: May 14, 2003                         /s/ Dennis M. McCaffrey

                                                     Chief Operating Officer

*Print the name and title of each signing officer under his signature.

EXHIBIT 97.1

CERTIFICATIONS*

I, Allan J. Marshall, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of [identify registrant];

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Allan J. Marshall

Chief Executive Officer

EXHIBIT 97.2

I, John S. Flynn, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of [identify registrant];

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ John S. Flynn

President & Chief Financial Officer

EXHIBIT 99.1

WRITTEN STATEMENT OF THE CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

Solely for the purposes of complying with 18 U.S.C. ss.1350, I, the undersigned Chief Executive Officer of Segmentz, Inc. (the "Company"), hereby certify, based on my knowledge, that the Quarterly Report on Form 10-QSB of the Company for the quarter ended March 31 2003, (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 14, 2003

By: /s/ Allan J. Marshall

Chief Executive Officer

EXHIBIT 99.2

WRITTEN STATEMENT OF THE PRESIDENT

Pursuant to 18 U.S.C. Section 1350

Solely for the purposes of complying with 18 U.S.C. ss.1350, I, the undersigned President of Segmentz, Inc. (the "Company"), hereby certify, based on my knowledge, that the Quarterly Report on Form 10-QSB of the Company for the quarter ended March 31 2003, (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 14, 2003

By: /s/ John S. Flynn

President