Form 10QSB/A
period 2003-03-31
SEGMENTZ INC
filed 2003-05-21
CIK 1166003

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

The Registrant has 6,925,048 shares of its common stock issued and outstanding as of May 14, 2003

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

Segmentz, Inc.

Balance Sheet

March 31, 2003 (Unaudited)

Assets

Current assets:

Cash and cash equivalents                                                                                    $                 0

Accounts receivable, net of allowance of $159,301                                                       2,721,279

Prepaid expenses and other current assets                                                                       649,800

Total current assets                                                                                                      3,371,079

Equipment, net of accumulated depreciation                                                                     189,537

Loans and advances                                                                                                        27,103

Other long term assets                                                                                                     168,018

                                                                                                                                 $ 3,755,737

Liabilities and Stockholders' Equity
Current liabilities:
Cash deficit                                                                                                                  $ 70,675
Accounts payable                                                                                                          395,671
Accrued salaries and wages                                                                                            19,170
Accrued expenses, other                                                                                                231,202
Obligation due under factoring arrangement                                                            1,464,569
Advances from shareholder                                                                                            51,177
Total current liabilities                                                                                              2,232,464
Long term loan                                                                                                             355,000
Stockholders' equity:
Convertible preferred stock, 10,000,000 shares
Authorized, 1,188,819 shares issued and outstanding                                              1,188,819
Common stock, $.001 par value; 40,000,000 shares
Authorized; 6,925,048 shares issued and
outstanding                                                                                                                      6,925
Additional paid-in capital                                                                                              50,901
Stock payable                                                                                                                60,000
Accumulated deficit                                                                                                   (138,372)
Total stockholders' equity                                                                                         1,168,273
                                                                                                                               $ 3,755,737

The accompanying notes are an integral part of the financial statements.                                                        1

Segmentz, Inc.

Statements of Operations (Unaudited)

                                                                                                                          Three Months Ended
                                                                                                                 March 31,                March 31,
                                                                                                                     2003                       2002
Revenues:
Operating revenue                                                                                     $ 2,880,081             $ 2,146,631
Consulting and other revenue                                                                             7,641                       3,749
                                                                                                                      2,887,722                2,150,380

Expenses:
Operating expenses                                                                                      2,190,190                1,665,177
General and administrative expenses                                                             502,737                   361,843
Interest expense                                                                                                 10,453
                                                                                                                      2,703,380                2,027,020

Income before tax provision                                                                            184,342                  123,360

Income tax provision                                                                                         53,500                    25,000

Net income                                                                                                     $ 130,842                $ 98,360

Basic earnings per common share                                                                  $        .02                 $      .02

Basic weighted average common shares outstanding                                   6,797,847              6,502,913

Diluted earnings per common share                                                             $          .02                $      .01

Diluted weighted average common shares outstanding                               7,993,499             8,904,501

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

                                                       Stock Payable         Additional       Earnings

           Common Stock                                                     Paid-In       (Accumulated

Shares                Amount      Preferred    Common     Capital            Deficit)                   Total
6,752,913          $ 6,753      $ 13,820     $ 16,180        $ 2,847    $ (269,214)              $ 959,205
     18,000                  18          46,180        (6,180)         37,427                                        77,445
    154,135               154                           (10,000)          10,627                                             781
                                                                                                         130,842                   130,842
6,925,048         $ 6,925     $ 60,000     $            0       $ 50,901  ($ 138,372)            $ 1,168,273

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

Segmentz, Inc.

Notes to Financial Statements

Three Months Ended March 31, 2003 and 2002 (Unaudited)

1. Significant Accounting Principles

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the financial position at March 31, 2003, (b) the results of operations for the three month periods ended March 31, 2003 and 2002, and (c) cash flows for the three month periods ended March 31, 2003 and 2002, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2002. The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of those to be expected for the entire year.

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

5

Segmentz, Inc.

Notes to Financial Statements

Three Months Ended March 31, 2003 and 2002 (Unaudited)

2. Sale of Accounts Receivable

During the second quarter of 2002, the Company entered into an agreement, a copy of which is annexed hereto as exhibit " B" , with a factoring company to provide for the borrowing against eligible receivables of up to eighty percent (80%) of the face value of such receivables. The Company maintains any advances under this agreement as liabilities in its balance sheet and any receivables, net of allowances for losses, as assets. The borrowing against eligible receivables is not a true sale and the company keeps all balances due from customers net of allowances for doubtful accounts as assets and offsetting liabilities to reflect amounts advanced against such eligible receivables, pursuant to Statements of Financial Accounting Standards (" SFAS" ) No. 140 " Accounting for transfers and servicing of financial assets and extinguishment of liabilities," such amounts are not sold without recourse and therefore reported in accordance with provisions of applicable rules and guidelines.

3. Income Taxes

Income tax expense for the three months ended March 31, 2003 and 2002 is based on the Company' s estimate of the effective tax rate expected to be applicable for the full year. The effective tax rate of 29.0 percent for the three months ended March 31, 2003 differs from the statutory rate because of the effects of utilizing a net operating loss carryover and adjustments to the valuation allowance on deferred tax assets.

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

6

Segmentz, Inc.

Notes to Financial Statements

Three Months Ended March 31, 2003 and 2002 (Unaudited)

6. Loan Facilities

The Company has entered into several agreements with "accredited investors" that provide the Company with bridge loan debt on an interim basis. The debt ranges from twelve to eighteen months in term and provides for interest payments and warrant coverage, as well as conversion into Common Stock on terms that the Company believes to be favorable, ranging from $1.15-$1.50 per share.

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

For the period ended March 31 2003, information regarding operations by segment was as follows:

                                                                            Trucking             Warehouse                   Total

                          Revenue                                   $  2,880,081           $                0           $   2,880,081

                          Other                                        $         7,641           $                0           $          7,641

                          Depreciation                             $         3,428           $       18,098           $        21,526

                          Net (loss) income                      $      148,940         $       (18,098)          $     130,842

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

Costs of services provided, which consist primarily of payment for trucking services, fuel, insurance, sales, marketing, and general and administrative support increased by approximately $676,360, or 33%, to approximately $2,703,380 for the period ended March 31, 2003, as compared to approximately $2,027,020 for the period ended March 31, 2002. As a percentage of revenues Trucking and transport related services of fuel, insurance, sales and marketing are aggregated as cost of goods sold and amounted to approximately 76% of related revenues for the period ended March 31, 2003, as compared with approximately 77% for the period ended March 31, 2002, and general and administrative expenses remained unchanged at approximately 17% for the periods ended March 31, 2003 and 2002.

The Company realized income from continuing operations before provisions for income taxes of approximately $184,342 for the period ended March 31, 2003, compared with income from continuing operations before provisions for income taxes of approximately $123,360 for the period ended March 31, 2002.

The income tax provision was $53,500 and $25,000 for the three months ended March 31, 2003 and 2002, respectively. Differences between the effective tax rate used for 2003 and 2002, as compared to the U.S. federal statutory rate, are primarily due to permanent differences and adjustments to the deferred tax asset valuation allowance.

Basic earnings per share from continuing operations for the period ended March 31, 2003 was $.02, compared with $.02 for the period ended March 31, 2002. Diluted income per share from continuing operations for the period ended March 31, 2003, compared with the period ended March 31, 2002, increased approximately 100% to $.02 from $.01.

The Company entered into a term agreement in February 2003 that provides for dedicated delivery services (DDS) in Evansville, IN. as part of the Company' s continued expansion into contract based freight opportunities. The Company is to provide staging, processing, delivery and report integration from a regional cross-dock hub facility in Evansville, IN. to points in Indiana and surrounding areas on behalf of a national logistics service company for an international automobile manufacturing firm. The agreement terms provide for four years under which such services will be provided and for overhead expense allowances and fixed profit margins to ensure a mutual benefit to providing such services.

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

Reclassifications

Certain reclassifications have been made in the 2002 financial statements to conform to the classifications used in 2003. These reclassifications had no effect on total assets, stockholders' equity, total cash flows, or net income.

Accounts Receivable

The Company extends credit to its various customers based on the customer's ability to pay. The Company provides for estimated losses on accounts receivable based on bad debt experience and a review of existing receivables. Based on management's review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $159,301 is considered necessary as of March 31, 2003 .

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

Liquidity and Capital Resources

The Company has a cash overdraft of approximately $70,675 at March 31, 2003, compared with a balance of $248,310 at March 31, 2002. This decrease of approximately $318,985 was primarily a result of the Company's continued expansion and requirements for additional capital and growth of agent revenues during the current and prior operating periods.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in various civil actions as part of its normal course of business. The Company is not party to any litigation that is material to ongoing operations as defined in Item 301 of Regulation S-B as of the period ended March 31, 2003.

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

CERTIFICATIONS*

EXHIBIT 97.1

I, Allan J. Marshall, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Segmentz, Inc.:

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

Date: May 14, 2003

/s/ Allan J. Marshall

Chief Executive Officer

EXHIBIT 97.2

I, John S. Flynn, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Segmentz, Inc.:

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