Form 10QSB
period 2003-06-30
SEGMENTZ INC
filed 2003-08-14
CIK 1166003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Commission file number: 000-49606

Segmentz, Inc.

(Exact name of registrant as specified in its charter)

18302 Highwoods Preserve Parkway, Suite 100

Tampa, FL 33647

(Address of principal executive offices, including zip code)

(813) 989-2232

(Registrant's telephone number, including area code)

(Mark One)

(X) Quarterly report pursuant to section 13 or 15(d) of the SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2003

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934 for the transition period from to

                                                            Delaware                                          (I.R.S. Employer Identification No.)

                                        (State or other jurisdiction of                                           03-0450326

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

The registrant has 9,698,381 shares of its common stock issued and outstanding as of August 13, 2003.

The registrant has 1,188,819 shares of its preferred stock issued and outstanding as of August 13, 2003.

Traditional Small Business Disclosure Format (check one) Yes [ ] No [X]

Part 1- Financial Information

Item 1. Financial Statements.

Financial Statements

Segmentz, Inc.

Three and Six Months Ended June 30, 2003 and 2002 (Unaudited)

Segmentz, Inc.

Financial Statements

Three and Six Months Ended June 30, 2003 and 2002 (Unaudited)

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

Segmentz, Inc.

Balance Sheet

June 30, 2003(Unaudited)

Assets

Current assets:

Cash and cash equivalents                          ;                                                                                 $              3,973

Accounts receivable, net of allowance of $333,905                                                                                   2,730,240

Prepaid expenses                                                                                                                                   443,634

Other current assets                                                                                                                               193,531

Total current assets                                                                                                                             3,371,378

Equipment, net of accumulated depreciation                                                                                                 373,598

Loans and advances                                                                                                                                  20,503

Other long term assets                                                                                                                             237,001

Advances to agent                                                                                                                                   740,000

                                                                                                                                                         $ 4,742,480
Liabilities and Stockholder's Equity
Current liabilities:
Cash deficit                                                                                                                                 $             98,065
Accounts payable                                                                                                                                  1,088,569
Accrued salaries and wages                                                                                                                         33,750
Accrued expenses, other                                                                                                                            306,222
Obligation due under factoring arrangement                                                                                                  1,158,690
Short term portion of long term debt and other short term debt                                                                          158,000
Advances from shareholder                                                                                                                        148,988
Total current liabilities                                                                                                                    $        2,992,284

Long term debt and capital leases                                                                                                            422,346

Stockholders' equity:
Convertible preferred stock; 10,000,000 shares
authorized; 1,188,819 shares issued and
outstanding                                                                                                                                              1,188,819
Common stock; $.001 par value; 40,000,000 shares
authorized; 6,925,048 shares issued and
outstanding                                                                                                                                                     6,925
Additional paid-in capital                                                                                                                           67,651
Stock Payable                                                                                                                                             60,000
Retained earnings                                                                                                                                           4,455
Total stockholder's equity                                                                                                                        1,327,850

                                                                                                                                                            $ 4,742,480

The accompanying notes are an integral part of the financial statements.                                                      1

Segmentz, Inc.

Statements of Operations (Unaudited)

                                                                                 Three Months Ended                              Six Months Ended
                                                                           June 30,                 June 30,                      June 30,                June 30,
                                                                             2003                     2002                           2003                        2002
Revenues:
Operating revenue                                       $ 3,320,310           $  1,722,644           $  6,200,391             $  3,869,275
Consulting and other revenue                                                            59,897                      7,641                      63,646
                                                                        3,320,310               1,782,541               6,208,032                3,932,921

Expenses:
Cost of Services                                              2,385,537              1,283,468                4,575,727                2,948,645
General and administrative
expenses                                                             733,146                 463,108                1,246,336                   824,951
                                                                        3,118,683               1,746,576               5,822,063                3,773,596

Income before taxes                                           201,627                   35,965                  385,969                    159,325

Income tax expense                                             58,800                   (25,000)                112,300

Net income                                                   $    142,827             $     60,965               $ 273,669                $ 159,325

Basic earnings per
common share                                                         $.02                        $.01                        $.04                         $ .02

Basic weighted average common
shares outstanding                                          6,925,048                6,502,913                6,861,448                6,502,913

Diluted earnings per
common share                                                       $.02                        $.01                         $.03                          $.02

Diluted weighted average
common shares outstanding                          8,126,367             8,904,501                8,059,933                 8,904,501

The accompanying notes are an integral part of the financial statements.                                                                       2

Segmentz, Inc.

Statements of Changes in Stockholder's Equity

Three and Six Months Ended June 30, 2003 and 2002 (Unaudited)

                                                                                                                                        Preferred Stock
                                                                                                                              Shares                         Amount

Balance, December 31, 2002                                                                             1,188,819                   $ 1,188,819

Series C redeemable convertible preferred and common stock

Issuance of stock

Net income

Balance June 30, 2003                                                                                        1,188,819                   $ 1,188,819

The accompanying notes are an integral part of the financial statements.

                                                                                                Additional      Retained Earnings

                     Common Stock               Stock Payable               Paid-In         (Accumulated

                 Shares         Amount     Preferred    Common        Capital         Deficit)                       Total
               6,752,913     $ 6,753      $ 13,820      $16,180          $ 2,847       $ (269,214)            $ 959,205
                                                                                                                                                                                                                                                                18,000             18           46,180        (6,180)          37,427                                           77,445
                154,135           154                             (10,000)         27,377                                           17,531
                                                                                                                        273,669                 273,669

             6,925,048        $ 6,925     $  60,000       $       0         $ 67,651        $ 4,455               $1,327,850

Segmentz, Inc.

Statements of Cash Flows (Unaudited)

                                                                                                                                     Six Months Ended
                                                                                                                                          June   30,
                                                                                                                                    2003                   2002
Operating activities
Net income                                                                                                                    $  273,669       $ 159,325
Adjustments to reconcile net income to net cash
(used) provided by operating activities:
Changes in allowance for doubtful accounts                                                                          197,261            30,888
Depreciation and amortization                                                                                                36,136            43,750
Non cash expense relating to
       issuance of stock and warrants                                                                                          41,965
Valuation of deferred tax asset                                                                                              (32,800)
Changes in:
Accounts and other trade receivables                                                                                      89,590          392,353
Prepaid expenses and other current assets                                                                            (300,999)         (30,856)
Other assets                                                                                                                      (181,910)
Accounts payable                                                                                                               382,162         (248,131)
Accrued expenses                                                                                                              145,189         (134,983)
Accrued salaries                                                                                                                  26,980
Total adjustments                                                                                                               403,574             53,021
Net cash provided by operating activities                                                                              677,243           212,346

Investing activities
Purchases of equipment                                                                                                    (198,671)            12,037
Advances to agent                                                                                                             (740,000)
Loans, advances, and other receivables                                                                                    5,108           (40,310)
Net cash used in investing activities                                                                                     (933,563)         (28,273)

Financing activities
Decrease in net obligations incurred under
factoring arrangements                                                                                                      (550,407)        (417,799)
Proceeds and payments on debt, net                                                                                     678,157          263,902
Increase in cash overdraft                                                                                                     98,065
Proceeds from issuance of equity                                                                                          30,720
Net cash (used in) provided by financing activities                                                                  256,535         (153,897)

Net increase in cash                                                                                                                215             30,176

Cash, beginning of period                                                                                               $     3,758      $     39,489

Cash, end of period                                                                                                         $     3,973      $     69,665

The accompanying notes are an integral part of the financial statements.                                                                          4

Segmentz, Inc.

Notes to Financial Statements

Three and Six Months Ended June 30, 2003 and 2002 (Unaudited)

1. Significant Accounting Principles

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the financial position at June 30, 2003, (b) the results of operations for the three month and six month periods ended June 30, 2003 and 2002, and (c) cash flows for the six month periods ended June 30, 2003 and 2002, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2002. The results of operations for the six month period ended June 30, 2003 are not necessarily indicative of those to be expected for the entire year.

Stock based compensation

In December 2002, FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148”), Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS 148 amends current disclosure requirements and requires prominent disclosures on both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial reports containing financials statements for interim periods beginning after December 15, 2002. The Company currently intends to continue to account for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board No. 25.

The Company accounts for its stock option plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income and no stock-based compensation would be reflected in net income if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. During the six months ended June 30, 2003 and 2002 there were no options granted under this plan.

Segmentz, Inc.

Notes to Financial Statements

Three and Six Months Ended June 30, 2003 and 2002 (Unaudited)

2. Sale of Accounts Receivable

During the second quarter of 2002, the Company entered into an agreement with a factoring company to provide for the borrowing against eligible receivables of up to eighty percent (80%) of the face value of such receivables. The Company maintains any advances under this agreement as liabilities in its balance sheet and any receivables, net of allowances for losses, as assets. The borrowing against eligible receivables is not a true sale and the company keeps all balances due from customers net of allowances for doubtful accounts as assets, and all amounts advanced by its factoring company that are due as liabilities, pursuant to Statements of Financial Accounting Standards (“SFAS”) No. 140 “Accounting for transfers and servicing of financial assets and extinguishment of liabilities,” such amounts are not sold without recourse and therefore reported in accordance with provisions of applicable rules and guidelines.

3. Income Taxes

Income tax expense for the six months ended June 30, 2003 and 2002 is based on the Company’s estimate of the effective tax rate expected to be applicable for the full year. The effective tax rate of 29.0 percent for the six months ended June 30, 2003 differs from the statutory rate because of the effects of utilizing a net operating loss carryover, permanent differences, and adjustments to the valuation allowance on deferred tax assets.

4. Earnings Per Share

Basic earnings per share (EPS) is calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding or payable during each period. Diluted EPS is similarly calculated, except that the denominator includes common shares that may be issued subject to existing rights with dilutive potential.

5. Advance from Stockholder

Bryant Plastics, Inc., a stockholder of the Company, advanced $51,177 of cash, which is payable with 60 days prior written notice. The Company repaid $32,189 of this obligation during the period ended June 30, 2003 and the current balance is $18,988. This note does not bear interest and as of June 30, 2003 no demand for payment has been made on the remaining balance. Additional advances of $130,000 were received during the quarter. These notes do not bear interest and are payable upon demand. As of June 30, 2003, no demand for payment has been made on these notes.

Segmentz, Inc.

Notes to Financial Statements

Three and Six Months Ended June 30, 2003 and 2002 (Unaudited)

6. Loan Facilities

The Company has entered into agreements with 9 "accredited investors" that provide the Company with debt on an interim basis. The debt ranges from twelve to eighteen months in term and provides for interest payments of 10-12%, and warrant coverage, at prices ranging from $1.15-$1.50 per share of common stock, as well as conversion into Common Stock.

7. Segment Information

Historically the Company has had two reportable segments; truck hauling and warehouse operations, although the Company continues to provide these two services, the warehousing segment has become an immaterial component of providing overall third party logistical support to our customers and no longer meets the criteria for a reportable segment. Therefore, for the six months ended June 30, 2003 the Company has only one reportable segment.

8. Subsequent Events

On July 9, 2003, we closed a private placement pursuant to which we issued a total of 2,673,334 shares of our common stock, par value $0.001 per share, and warrants to purchase up to 1,336,667 shares of our common stock, par value $0.001 per share, for $1.25 per share for a period of 5 years, to 58 accredited investors. We received $2,005,000 in consideration for the issuance of the securities, less placement agent fees and other expenses associated with the private placement. The securities were issued pursuant to the exemption from registration provided by Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended. Each investor received current information about our company and had the opportunity to ask questions about our company. These investors purchased the securities for investment purposes and the securities they received were marked with the appropriate restrictive legend.

Subsequent to June 30, 2003, the Company entered into discussions with several investors about making investment in the Company under an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. Each investor received current information about our company and had the opportunity to ask questions about our company. Several investors have indicated intention to make investment as of the date of this filing, evidenced by the Company’s receipt of funds from these investors, subject to the Company’s review of their accredited investor status. Any securities purchased pursuant to this offering will be marked with the appropriate restrictive legend.

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

General

Segmentz, Inc. is a third party logistics provider of transportation and management services to its target client base, ranging from mid-sized to Fortune 100™ companies, through its network of terminals in the Southeast and Midwest United States. The Company’s services include:

Domestic Transportation- The Company arranges truckload and less-than-truckload (L-T-L) transportation utilizing company equipment, dedicated owner operator fleet, a nationwide agent network and extensive contract carriers throughout all 48 continental states, Mexico and Canada. Revenues from Domestic Transportation represented approximately 42% of total revenues for the six month period ended June 30, 2003.

Expediting Services- The Company provides local pickup and delivery services on a tight or irregular time schedule through its agent relationships on an overnight or two day basis. Revenues from Expediting Services represented approximately 40% of total revenues for the six month period ended June 30, 2003.

Dedicated Delivery Services- The Company provides its customers with a seamless solution for time-definite ground transportation to become a cost effective and highly reliable extension of the customers’ own distribution system. Revenues from Dedicated Delivery Services represented approximately 18% of total revenues for the six month period ended June 30, 2003

Results of Operations

The following analysis of the financial condition of the Company as of June 30, 2003 and the results of operations for the period ended June 30, 2003, should be read in conjunction with the Consolidated Financial Statements and footnote disclosures. It should be understood that the following information is qualified in its entirety by the foregoing and other, more detailed financial information appearing elsewhere herein.
Historical results of operations and the percentage relationships among any amounts included in the Statement of Operations of Segmentz, Inc. and any trends which may appear to be inferable there from, should not be taken as being necessarily indicative of trends of operations or results of operations for any future periods.

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

Such statements may include, but are not limited to, projections of revenues, income, or loss, capital expenditures, plans for future operations, financing needs or plans, the impact of inflation and plans relating to the foregoing. Statements in the Company's Form 10-QSB, including Notes to the Financial Results of Operations, which may describe factors, among others, that could contribute to or cause such differences.

For the three months ended June 30, 2003 compared to the three months ended June 30, 2002.

Revenues increased approximately $1,537,000, or 86%, to approximately $3,320,000 for the three months ended June 30, 2003 as compared to approximately $1,783,000 for the three months ended June 30, 2002. This increase was primarily due to (i) increase in core service offerings and client acceptance of these offerings, (ii) enhanced agent services and alliances resulting from these offerings and (iii) various expansion into related business lines and contract based freight relationships, specifically the opening of our contract freight facility in Evansville, IN and our four year relationship with a national logistics company to provide services for a Fortune 500™ manufacturing firm.

Costs of services provided, which consist primarily of payment for trucking services, fuel, insurance, and other direct costs increased by approximately $1,103,000 or 86%, to approximately $2,386,000 for the three months ended June 30, 2003, as compared to approximately $1,283,000 for the three months ended June 30, 2002. As a percentage of revenues trucking and transport related services of fuel, insurance, and other direct costs are aggregated as cost services and amounted to 72% of related revenues for the three months ended June 30, 2003 and June 30, 2002.

Gross margin increased by approximately $434,000, or 87%, to approximately $934,000 for the three months ended June 30, 2003, as compared to approximately $500,000 for the three months ended June 30, 2002. This increase is primarily attributed to coincidental increase in sales.

Selling, general and administrative expenses increased by approximately $270,000, or 58%, to approximately $733,000 for the three months ended June 30, 2003, up from approximately $463,000 for the three months ended June 30, 2002. This increase was in large part due to: (i) increase in sales and support costs associated therewith, (ii) expenses associated with new technology and customer service initiatives and (iii) enhanced selling and marketing costs to capture contract based freight revenues.

The income tax provision was approximately $59,000 for the three months ended June 30, 2003, compared with an income tax benefit of $25,000 for the three months ended June 30, 2002. Differences between the effective tax rate used for 2003 and 2002, as compared to the statutory rate, are primarily due to a net operating loss carryover, permanent differences and adjustments to the deferred tax asset valuation allowance.

The Company earned approximately $143,000 for the three months ended June 30, 2003, compared to approximately $61,000 for three months ended June 30, 2002. This was primarily due to a variety of management initiatives including operational controls, technology delivery and increased sales pursuant to the Company’s Dedicated Delivery Services contracts. Basic earnings per share from continuing operations for the three months ended June 30, 2003 increased by $.01 to $.02 per share, as compared with $.01 per share for the three months ended June 30, 2002.

For the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

Revenues increased approximately $2,275,000, or 58%, to approximately $6,208,000 for the six months ended June 30, 2003 as compared to approximately $3,933,000 for the six months ended June 30, 2002. This increase was primarily due to (i) increase in core service offerings and client acceptance of these offerings, (ii) enhanced agent services and alliances resulting from these offerings, (iii) various expansion into related business lines and contract based freight relationships, specifically the opening of our contract freight facility in Evansville, IN and our four year relationship with a national logistics company to provide services for a Fortune 500™ manufacturing firm, and (iv) continued growth in all sectors, product types and geography of our business for the first half of this year.

Costs of services provided, which consist primarily of payment for trucking services, fuel, insurance, and other direct costs increased by approximately $1,627,000 or 55%, to approximately $4,576,000 for the six months ended June 30, 2003, as compared to approximately $2,949,000 for the six months ended June 30, 2002. As a percentage of revenues trucking and transport related services of fuel, insurance and other direct costs are aggregated as cost services and amounted to 74% of related revenues for the six months ended June 30, 2003, as compared to 75% for the six months ended June 30, 2002.

Gross margin increased by approximately $648,000, or 66%, to approximately $1,632,000 for the six months ended June 30, 2003, as compared to approximately $984,000 for the six months ended June 30, 2002. This increase is primarily attributed to coincidental increase in sales.

Selling, general and administrative expenses increased by approximately $421,000, or 51%, to approximately $1,246,000 for six months ended June 30, 2003, up from approximately $ 825,000 for the six months ended June 30, 2002. This increase was in large part due to: (i) increase in sales and support costs associated therewith, (ii) expenses associated with new technology and customer service initiatives and (iii) enhanced selling and marketing costs to capture contract based freight revenues.

The income tax provision was approximately $112,000 for the six months ended June 30, 2003, compared with no provision for the six months ended June 30, 2002. Differences between the effective tax rate used for 2003 and 2002, as compared to the statutory rate, are primarily due to a net operating loss carryover, permanent differences and adjustments to the deferred tax asset valuation allowance.

The Company earned approximately $274,000 for the six months ended June 30, 2003, compared to approximately $159,000 for six months ended June 30, 2002. This was primarily due to a variety of management initiatives including operational controls, technology delivery and support cost reductions resulting from operational efficiencies.

Basic earnings per share from continuing operations for the six months ended June 30, 2003 increased by $.02 to $.04 per share, as compared $.02 per share for six months ended June 30, 2002.

Liquidity and Capital Resources

The Company had a net cash overdraft of approximately $94,000 at June 30, 2003, compared with cash and cash equivalent balances of approximately $4,000 at December 31, 2002. This decrease of approximately $98,000 was a result of continued expansion of the Company’s various business offerings and the expansion capital required to maintain growth in these lines during the three months ended June 30, 2003.

In connection with the purchase of the assets of one of its agents, the Company has advanced approximately $740,000 against its purchase as of June 30, 2003, currently classified as a long term asset.

The Company has added Comdata to its financing sources as part of a desire to reduce costs and enhance services offered for factoring fees. Comdata offers various credit and collections services as part of its hybrid factoring facility. The Company had outstanding balances due Comdata of approximately $1,159,000 as of June 30, 2003.

The Company began performing contract based freight services in May 2003 as part of a long-term contract that provides for dedicated delivery services (DDS) in Evansville, IN. as part of the Company’s continued expansion into contract based freight opportunities. The Company is to provide staging, processing, delivery and report integration from a regional cross-dock hub facility in Evansville, IN. to points in Indiana and surrounding areas on behalf of a national logistics service company for a Fortune 500™ manufacturing firm.

There were significant cash requirements on the Company related to preparing for a new dedicated delivery contract. The terms of the agreement provide for the reimbursement of virtually all costs associated with the contract, including such expenses as overhead allocation and set-up expenses, however these expenses are to be reimbursed evenly over the four-year contract, which from a cash-flow basis has been a significant use of cash in the second quarter.

The Company has embarked on upgrades to technology and support infrastructure that it believes will enhance cash flows by providing customers and customer service representatives with access to delivery information and documentation that we believe will enable efficient collections of accounts receivable from customers. There is no assurance that we will be able to obtain financing on terms favorable to the Company or successfully implement infrastructure upgrades pursuant to our plans.

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

On July 9, 2003, we closed a private placement pursuant to which we issued a total of 2,673,334 shares of our common stock, par value $0.001 per share, and warrants to purchase up to 1,336,667 shares of our common stock, par value $0.001 per share, for $1.25 per share for a period of 5 years, to 58 accredited investors. We received $2,005,000 in consideration for the issuance of the securities, less placement agent fees and other expenses associated with the private placement. The securities were issued pursuant to the exemption from registration provided by Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended. Each investor received current information about our company and had the opportunity to ask questions about our company. These investors purchased the securities for investment purposes and the securities they received were marked with the appropriate restrictive legend.

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

Operating Revenues

Operating revenues for domestic transportation services are recognized on the date the freight is delivered. Related costs of delivery of shipments in transit are accrued as incurred. Revenues from dedicated delivery services are recognized as the services are performed.

Reclassifications

Certain reclassifications have been made in the 2002 financial statements to conform to the classifications used in 2003. These reclassifications had no effect on total assets, stockholders’ equity, total cash flows, or net income.

Accounts Receivable

The Company extends credit to its various customers based on the customer's ability to pay. The Company provides for estimated losses on accounts receivable based on bad debt experience and a review of existing receivables. Based on management's review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $334,000 is considered necessary as of June 30, 2003.

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

Use of Estimates

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, notes receivable, accounts payable, allowances for doubtful accounts receivable, and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Historical collection rates and individual debtor information pertaining to accounts receivable provides guidance for making allowances based on realized and perceived trends in collections. Currently, the Company examines accounts receivable at each period end to determine proper allowance for doubtful accounts receivable and makes allowances or changes in existing allowances when trends deemed to be material to portfolio performance are realized or perceived. Although management believes that account receivables are recorded at their net realizable value, a 10% decline in the historical collection rate would increase the current bad debt expense by approximately $120,000.

Earnings Per Share Calculations

Basic EPS is calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding or payable during each period. Diluted EPS is similarly calculated, except that the denominator includes common shares that may be issued subject to existing rights with dilutive potential.

Contingent Liabilities

The Company is party to a number of legal actions, which are not material to operations pursuant to Item 301 of Regulation S-B

Stock Based Compensation

In December 2002, FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148”), Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS 148 amends current disclosure requirements and requires prominent disclosures on both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial reports containing financials statements for interim periods beginning after December 15, 2002. The Company currently intends to continue to account for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board No. 25.

The Company accounts for its stock option plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income and no stock-based compensation would be reflected in net income if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. During the six months ended June 30, 2003 and 2002 there were no options granted under this plan.

Item 3. Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures.   Our Management, which includes our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b)  Changes in internal controls.    There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in various civil actions as part of its normal course of business. The Company is not party to any litigation that is material to ongoing operations as defined in Item 301 of Regulation S-B as of the six months ended June 30, 2003.

Item 2. Changes in Securities.

The Company has sold its common and preferred shares during the past three years. The following information is a summary of such sales as required under Item 701 (Rule 228.701) of Regulation S-B:

Date                   Type of Securities                 Shares/Description                     Additional Information                                   Amount of Securities

12/2001             Preferred A & B                            1,200,805                             Conversion by Related Parties                        $    1,200,805

7/2002               Common Stock                                 20,000                             Common Stock                                             $        10,000
                                                                                                                       Regulation D Exempt
10/2002             Preferred Stock                                      600                            Series C Preferred                                          $        60,000
                                                                                                                       Regulation D Exempt
                         Common Stock                                 18,000                            Common Stock

7/2003               Common Stock                             2,675,000                            Regulation D Exempt
                         Warrants                                       1,337,500                           Rule 506 Private Placement                             $    2,000,000

Item 3. Defaults upon Senior Securities

The Company has not defaulted on any securities.

Item 4. Submission of Matters to a Vote of Security Holders.

No items have been submitted to Security Holders to be voted upon during the period ended June 30, 2003.

Item 5. Other Information.

The Company has no other information to report for the six months ended June 30, 2003.

Item 6. Exhibits and Reports on Form 8-K.

(a) The Company has filed no Form 8-K during the six months ended June 30, 2003.

31.1 Certification of CEO
31.2 Certification of CFO
32.1 Certification of compliance of Section 13(a) of CEO
32.2 Certification of compliance of Section 13(a) of President

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Segmentz, Inc.
Date August 13, 2003
/s/ Allan J. Marshall
Chief Executive Officer/Chairman of the Board of Directors

/s/ John S. Flynn
President & Chief Financial Officer/Director

/s/ Dennis M. McCaffrey
Chief Operating Officer/Director

*Print the name and title of each signing officer under his signature.

CERTIFICATIONS*

Exhibit 31.1

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Allan J. Marshall, Chief Executive Officer of Segmentz, Inc., certify that:

1.I have reviewed this Quarterly Report on Form 10-QSB of Segmentz, Inc. (the “Registrant”);

2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditor and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 13, 2003 /s/ Allan J. Marshall
Chief Executive Officer

Exhibit 31.2

CHIEF FINANCIAL OFFICER CERTIFICATION

I, John S. Flynn, Chief Financial Officer of Segmentz, Inc., certify that:

1.I have reviewed this Quarterly Report on Form 10-QSB of Segmentz, Inc. (the “Registrant”);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditor and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 13, 2003 /s/ John S. Flynn
Chief Financial Officer

Exhibit 32.1
SECTION 1350 CERTIFICATIONS

CERTIFICATION PURSUANT TO\
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Segmentz, Inc. (the “Company”) on Form 10-QSB for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Allan J. Marshall, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 13, 2003

/s/ Allan J. Marshall
Chief Executive Officer

Exhibit 32.2
SECTION 1350 CERTIFICATIONS

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Segmentz, Inc. (the “Company”) on Form 10-QSB for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John S. Flynn, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 13, 2003

/s/ John S. Flynn
Chief Financial Officer