Form 10QSB
period 2003-09-30
SEGMENTZ INC
filed 2003-11-14
CIK 1166003

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
                                      OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM                 TO
                                                  -------------  -------------

                        COMMISSION FILE NUMBER: 000-49606
                       -------------------------------------

                                 SEGMENTZ, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                03-0450326
    (STATE OR OTHER JURISDICTION OF        (I.R.S.EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

                   18302 HIGHWOODS PRESERVE PARKWAY SUITE 100
                                 TAMPA, FL 33647
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (813) 989-2232
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

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


The Registrant has 13,667,380 shares of its common stock issued and outstanding as of November 13, 2003


The  Registrant  has  1,188,819   shares  of  its  preferred  stock  issued  and
outstanding as of November 13, 2003


    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

===============================================================================


                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.




                              FINANCIAL STATEMENTS

                                 SEGMENTZ, INC.

   Three Months and Nine Months Ended September 30, 2003 and 2002 (Unaudited)

                                 Segmentz, Inc.

                              Financial Statements

   Three Months and Nine Months Ended September 30, 2003 and 2002 (Unaudited)





CONTENTS



Financial Statements:

    Balance Sheet..................................................1
    Statements of Operations.......................................2
    Statement of Changes in Stockholders' Equity...................3
    Statements of Cash Flows.......................................4
    Notes to Financial Statements...............................5-10


                                                            Segmentz, Inc.
                                                             Balance Sheet
                                                    September 30, 2003 (Unaudited)

ASSETS
Current assets:
    Cash and cash equivalents                                                                       $     1,875,739
    Accounts receivable, net of allowance of $245,489                                                     2,516,284
    Prepaid expenses                                                                                        908,709
                                                                                                    ---------------
Total current assets                                                                                      5,300,732

Equipment, net of accumulated depreciation                                                                  607,807
Advances to Murphy Surf Air                                                                               2,213,230
Other assets                                                                                                475,479
Loans and advances                                                                                           39,314
                                                                                                    ---------------

                                                                                                    $     8,636,562
                                                                                                    ===============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                                $       613,241
    Accrued salaries and wages                                                                              128,500
    Accrued expenses, other                                                                                 333,400
    Obligation due under factoring arrangement                                                            1,137,596
    Short term portion of long term debt and other short term debt                                          718,636
    Advances from shareholder                                                                               165,998
                                                                                                    ---------------
Total current liabilities                                                                                 3,097,371
                                                                                                    ---------------

Long term liabilities                                                                                       200,770

Stockholders' equity:
    Convertible preferred stock, 10,000,000 shares
        Authorized, 1,188,819 shares issued and outstanding                                               1,188,819
    Common stock, $.001 par value; 40,000,000 shares
        authorized; 13,609,713 shares issued and
        outstanding,                                                                                         13,610
    Additional paid-in capital                                                                            4,059,495
    Stock payable                                                                                            20,000
    Retained earnings                                                                                        56,497
                                                                                                    ---------------
Total stockholders' equity                                                                                5,338,421
                                                                                                    ---------------
                                                                                                    $     8,636,562
                                                                                                    ===============


The accompanying notes are an integral part of the financial statements.                                          1



                                 Segmentz, Inc.

                      Statements of Operations (Unaudited)



                                                 Three Months Ended                      Nine Months Ended
                                            ---------------------------------     ---------------------------------
                                              Sept 30,            Sept 30,            Sept 30,          Sept 30,
                                                 2003               2002               2003               2002
                                            -----------------------------------------------------------------------
Revenues:
    Operating revenue                       $     3,776,245    $    2,207,782     $    9,976,636    $     6,077,057
    Consulting and other revenue                    250,000             9,648            257,641             73,294
                                            -----------------------------------------------------------------------
                                                  4,026,245         2,217,430         10,234,277          6,150,351
                                            -----------------------------------------------------------------------

Expenses:
    Cost of services                              2,860,157         1,736,559          7,435,884          4,685,204
    General and administrative
        expenses                                  1,092,846           354,785          2,339,182          1,179,736
                                            -----------------------------------------------------------------------
                                                  3,953,003         2,091,344          9,775,066          5,864,940
                                            -----------------------------------------------------------------------

Income before taxes                                  73,242           126,086            459,211            285,411

Income tax expense                                   21,200                 0            133,500                  0
                                            -----------------------------------------------------------------------

Net income                                  $        52,042    $      126,086     $      325,711        $   285,411
                                            =======================================================================

Basic earnings  per
    common share                            $           .01    $          .02     $          .04        $       .04
                                            =======================================================================

Basic weighted average common
    shares outstanding                            9,912,511         6,502,913          7,878,469          6,502,913
                                            =======================================================================

Diluted earnings  per
    common share                            $           .00    $          .01     $          .04               $.03
                                            =======================================================================

Diluted weighted average
    common shares outstanding                    11,113,950         8,905,417          9,077,939          8,936,892
                                            =======================================================================




The accompanying notes are an integral part of the financial statements.                                          2








                                                            Segmentz, Inc.

                                             Statement of Changes in Stockholders' Equity

                                           Nine Months Ended September 30, 2003 (Unaudited)




                                                                                                 Preferred Stock
                                                                                       -----------------------------------
                                                                                              Shares            Amount
                                                                                       -----------------------------------

--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                                                                 1,188,819          $ 1,188,819

Series C redeemable convertible preferred and common stock
Issuance of stock
Net income

--------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2003                                                                1,188,819           $ 1,188,819
==========================================================================================================================













The accompanying notes are an integral part of the financial statements.








        Common Stock                Stock Payable          Additional   Retained Earnings
        ------------                --------------           Paid-In    (Accumulated
   Shares           Amount     Preferred     Common          Capital     Deficit)      Total
-------------------------------------------------------------------------------------------------
  6,752,913   $     6,753   $    13,820    $    16,180    $     2,847   $  (269,214) $ 959,205

     18,000            18         6,180         (6,180)        37,427                   37,445
  6,838,800         6,839                      (10,000)     4,019,221                4,016,060
                                                                            325,711    325,711
-------------------------------------------------------------------------------------------------
 13,609,713   $    13,610   $    20,000    $         0    $ 4,059,495   $    56,497  $5,338,421
=================================================================================================





                                                                                                3



                                                            Segmentz, Inc.
                                                 STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                                             Nine Months Ended
                                                                                                 September 30,
                                                                                     ------------------------------
                                                                                          2003              2002
                                                                                     ------------------------------

OPERATING ACTIVITIES
    Net income                                                                       $    325,711      $    285,411
                                                                                     ------------------------------
    Adjustments to reconcile net income to net cash
        (used) provided by operating activities:
           Change in allowance for doubtful accounts                                      108,845           107,687
           Depreciation and amortization                                                  105,789            67,680
           Non-cash expense relating to
               issuance of stock and warrants                                              37,935
           Valuation on deferred tax asset                                                (38,700)
           Changes in:
               Accounts and other trade receivables                                      (393,838)         (739,978)
               Prepaid expenses and other current assets                                 (548,166)           54,340
               Other assets                                                              (450,915)
               Accounts payable                                                           (93,166)          392,860
               Accrued expenses                                                           172,367          (126,197)
               Accrued salaries                                                           121,730
                                                                                     ------------------------------
    Total adjustments                                                                    (978,119)         (243,608)
                                                                                     -------------------------------
    Net cash provided by operating activities                                            (652,408)           41,803
                                                                                     ------------------------------

INVESTING ACTIVITIES
    Purchases of equipment                                                               (488,397)           11,215
    Loans, advances, and other receivables                                                (13,703)          (35,333)
                                                                                     -------------------------------
    Net cash used in investing activities                                                (502,100)          (24,118)
                                                                                     -------------------------------

FINANCING ACTIVITIES
    Decrease in net obligations incurred under
        factoring arrangements                                                           (571,501)         (299,975)
    Advances to Murphy Surf Air                                                        (1,427,430)
    Proceeds and payments on debt, net                                                  1,034,227           263,902
    Proceeds from issuance of note payable                                                                   50,000
    Proceeds from sale of common stock                                                                       10,000
    Redemption of preferred stock                                                                           (10,127)
    Net proceeds from the issuance of equity                                            3,991,193
                                                                                     ------------------------------
    Net cash provided by financing activities                                           3,026,489            13,800
                                                                                     ------------------------------

NET INCREASE IN CASH                                                                    1,871,981            31,485

CASH, BEGINNING OF PERIOD                                                                   3,758            39,489
                                                                                     ------------------------------

CASH, END OF PERIOD                                                                  $  1,875,739      $     70,974
                                                                                     ==============================

The accompanying notes are an integral part of the financial statements.                                          4




                                 Segmentz, Inc.

                          Notes to Financial Statements

   Three Months and Nine Months Ended September 30, 2003 and 2002 (Unaudited)

1. SIGNIFICANT ACCOUNTING PRINCIPLES

BASIS OF PRESENTATION

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the financial position at September 30, 2003, (b) the results of operations for the three month and nine month periods ended September 30, 2003 and 2002, and (c) cash flows for the nine month periods ended September 30, 2003 and 2002, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2002. The results of operations for the nine-month period ended September 30, 2003 are not necessarily indicative of those to be expected for the entire year.

 In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in Statement No. 133. It also specifies when a derivative contains a financing component that warrants special reporting in the Statement of Cash Flows. SFAS No. 149 amends certain other existing pronouncements in order to improve consistency in reporting these types of transactions. The new guidance is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS No. 149 did not have a material effect on the Financial Statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". It establishes classification and measurement standards for three types of freestanding financial instruments that have characteristics of both liabilities and equity. Instruments within the scope of SFAS 150 must be classified as liabilities within the company's Financial Statements and be reported at settlement date value. The provisions of SFAS 150 are effective for (1) instruments entered into or modified after May 31, 2003 and (2) pre-existing instruments as of July 1, 2003. On October 29, 2003, the FASB voted to indefinitely defer the effective date of SFAS 150 for mandatorily redeemable instruments as they relate to minority interests in consolidated finite-lived entities through the issuance of FASB Staff Position (FSP) 150-3. The adoption of SFAS 150, as modified by FSP 150-3, is not expected to have a material effect on the Financial Statements.
                                                                               5

                                 Segmentz, Inc.

                          Notes to Financial Statements

   Three Months and Nine Months Ended September 30, 2003 and 2002 (Unaudited)

1. SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

STOCK BASED COMPENSATION

In December 2002, FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148"), Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS 148 amends current disclosure requirements and requires prominent disclosures on both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial reports containing financials statements for interim periods beginning after December 15, 2002. The Company currently intends to continue to account for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board No. 25.

The Company accounts for its stock option plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income. During the nine months ended September 30, 2003 and 2002 there were options granted to two certain officers. The impact of the provisions of APB 25 and FASB 123 were not material in the period ended September 30, 2003, in which each officer received 250,000 options to purchase shares of the Company's common stock at a strike price of $1.20 for a period of five years from the date of the agreement, September 4, 2003. The pro forma net income resulting from application of the fair value based method prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," appears below:




                                                    Three months ended September 30,      Nine months ended September 30,
                                                 --------------------- ---------------  ----------------  ------------------
                                                          2003               2002             2003             2002

                                                 --------------------- ---------------  ----------------  ------------------

Net income, as reported                          $              52,042 $      126,086   $       325,711   $     285,411

Total stock-based employee compensation expense determined

  under fair value based method, net of related
tax effects                                                      1,200              -             1,200              -

                                                 --------------------- ---------------  ----------------  ------------------

Pro forma net income                             $              50,842 $      126,086    $      324,511   $     285,411


                                 Segmentz, Inc.

                          Notes to Financial Statements

   Three Months and Nine Months Ended September 30, 2003 and 2002 (Unaudited)

1. SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

                                                   Three months ended September 30, 2003      Nine Months ended September 30, 2003
                                                 --------------------- -------------------- ------------------- -------------------
Earnings per common share:

  Basic - as reported                            $                 .01  $              .02  $              .04 $               .04
                                                 --------------------- -------------------- ------------------- -------------------
  Basic - pro forma                              $                 .01  $              .02   $             .04 $               .04
                                                 --------------------- -------------------- ------------------- -------------------
  Diluted - as reported                          $                 .00  $              .01   $             .04 $               .03
                                                 --------------------- -------------------- ------------------- -------------------
  Diluted - pro forma                            $                 .00  $              .01   $             .04   $             .03


2.      SALE OF ACCOUNTS RECEIVABLE

During the second quarter of 2002, the Company entered into an agreement with a factoring company to provide for the borrowing against eligible receivables of up to eighty percent (80%) of the face value of such receivables. The Company maintains any advances under this agreement as liabilities in its balance sheet and any receivables, net of allowances for losses, as assets. The borrowing against eligible receivables is not a true sale and the company keeps all balances due from customers net of allowances for doubtful accounts as assets, and all amounts advanced by its factoring company that are due as liabilities, pursuant to Statements of Financial Accounting Standards ("SFAS") No. 140 "Accounting for transfers and servicing of financial assets and extinguishment of liabilities," such amounts are not sold without recourse and therefore reported in accordance with provisions of applicable rules and guidelines.

                                 Segmentz, Inc.

                          Notes to Financial Statements

   Three Months and Nine Months Ended September 30, 2003 and 2002 (Unaudited)

3.      ADVANCES TO MURPHY SURF AIR

In September 2002, the Company entered into an Agency agreement with Murphy Surf Air, a fifty plus year old airfreight forwarder, to provide local pickup and delivery for the Company to support its expansion to Midwestern and Southeastern markets in Chicago, Louisville and Lexington KY, Cincinnati, Nashville and Knoxville TN and Atlanta. Murphy Surf Air filed for protection under Chapter 11 USC in March 2003 and the Company provided advances to Murphy in excess of amounts due under the agency agreement to ensure continued services to customers in those markets, including certain account receivable that provide for offset rights.

The Company made an offer during this period to purchase certain assets of Murphy Surf Air, primarily those assets that were held as chattel by the secured lender, Fifth Third bank, including accounts receivable, equipment, leasehold improvements and supporting assets that are currently utilized to deliver services through our organization. The Company believes that the purchase of these assets does not represent a "significant subsidiary" as defined in Regulation S-B, Regulation 210.01. Although there may be risks associated with the purchase of these assets, the Company has not reserved specifically for losses that may occur consequential to this purchase. The Company will continue to examine the value of assets to be purchased to determine what reserves, if any, are needed to adequately mitigate any potential losses that might result from such asset purchase, including accounts receivable associated with this relationship.

4.      INCOME TAXES

Income tax expense for the nine months ended September 30, 2003 and 2002 is based on the Company's estimate of the effective tax rate expected to be applicable for the full year. The effective tax rate of 29.0 percent for the nine months ended September 30, 2003 differs from the statutory rate because of the effects of utilizing a net operating loss carryover, permanent differences, and adjustments to the valuation allowance on deferred tax assets.

5.      EARNINGS PER SHARE

Basic earnings per share (EPS) is calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding or payable during each period. Diluted EPS is similarly calculated, except that the denominator includes common shares that may be issued subject to existing rights with dilutive potential.

                                 Segmentz, Inc.

                          Notes to Financial Statements

   Three Months and Nine Months Ended September 30, 2003 and 2002 (Unaudited)

6.       STOCKHOLDERS' NOTE

The Company has agreed to provide a stockholder up to $100,000, secured by preferred shares of the Company, $21,000 of which has been drawn at period end. This note bears interest at six percent annually and is payable upon demand. As of September 30, 2003 no demand for payment has been made on the outstanding balance

7.      TERM NOTE

The Company currently owes $350,000 to a Corporation, due on August 20, 2004, bearing interest at twelve percent, plus warrants that provide for the purchase of shares of the Company's common stock at a price of $1.01 per share, such warrants being callable at par if the Company's shares trade at $1.66 for twenty consecutive trading days. This term note provides for payment of interest monthly, with a balloon payment of principal on the due date. The Company's Chief Executive Officer and the Company's President have personally guaranteed the Company's performance under this obligation.

8.      SEGMENT INFORMATION

Historically the Company has had two reportable segments; truck hauling and warehouse operations, although the Company continues to provide these two services, the warehousing segment has become an immaterial component of providing overall third party logistical support to our customers and no longer meets the criteria for a reportable segment. Therefore, for the nine months ended September 30, 2003 the Company has only one reportable segment.

9.      EQUITY FUNDING

On July 9, 2003, the Company closed a private placement pursuant to which the Company issued a total of 2,673,334 shares of its' common stock, par value $0.001 per share, and warrants to purchase up to 1,336,667 shares of its' common stock, par value $0.001 per share, for $1.25 per share for a period of 5 years, to 58 accredited investors. The Company received $2,005,000 in consideration for the issuance of the securities, less placement agent fees and other offering costs associated with the private placement. The securities were issued pursuant to the exemption from registration provided by Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended. The Company incurred offering costs of approximately $310,000 in cash and 267,333 shares of common stock, in addition to 133,667 warrants to purchase stock at a strike price of $1.25 per share, in connection with this offering These investors purchased the securities for investment purposes and the securities they received were marked with the appropriate restrictive legend.

                                 Segmentz, Inc.

                          Notes to Financial Statements

   Three Months and Nine Months Ended September 30, 2003 and 2002 (Unaudited)

9.       EQUITY FUNDING (CONTINUED)

The Company entered into discussions with several institutional investors that resulted in those investors making an investment in the Company under an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. These investors purchased 3,743,999 shares of common stock, par value $0.001 per share, and warrants to purchase up to 2,724,499 shares of our common stock, par value $0.001 per share, for $1.40 per share for a period of 5 years, to several institutional investors. The Company received $2,810,000 in connection with this offering and incurred offering costs approximating $510,000 in cash and 300,000 options to purchase common stock at a strike price of $1.40 per share. Any securities purchased pursuant to this offering will be marked with the appropriate restrictive legend.

10.     SOFTWARE SALE

The Company sold rights to its operational software package, "TRUCKS," providing the buyer with code, books and information to enable development of a marketable software product or service that may be sold to transportation companies. The Company received $250,000 in connection with this rights sale, in addition to potential royalty revenues that may result from sales of any products developed utilizing this software and rights to free upgrades, in the Company's sole discretion that allow the Company to continue to utilize the software code and methods in operational capacities. Any costs incurred pursuant to the development of this software have been expensed in prior periods.

11.     SUBSEQUENT EVENTS

On October 1, 2003, Segmentz, Inc. completed the acquisition of 100% of the capital stock of Bullet Freight Systems of Miami, Inc., Bullet Freight Systems of Palm Beach, Inc., Bullet Freight System, Inc., Bullet Courier Service, Inc., Bullet Freight Systems of Orlando, Inc. and B.C.S. Transportation Systems, Inc. (collectively, the "Acquired Companies") for cash consideration of $225,000, 225,000 shares of Segmentz, Inc. restricted common stock and conditional payments that could total $400,000 over a five (5) year period (the "Consideration"), pursuant to terms and conditions of a Stock Purchase Agreement dated September 30, 2003 (the "Stock Purchase Agreement"). The Consideration was paid for out of existing cash on hand. This transaction was not considered the purchase of a "Significant Subsidiary," as defined in Regulation S-B Rule 210.01.

Upon Completion of the Company's private placement offerings, it entered into negotiations with its Chief Executive Officer to repurchase all outstanding shares of preferred stock owned by him at a price of $.58 per share. This transaction resulted in a reduction of the possible number of outstanding shares of common stock by 440,000 shares based on the conversion rate of 1:1 of this series of preferred stock. The Company has paid $240,000 to date in connection with this transaction, and expects to close on November 17, 2003.

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

GENERAL

Segmentz, Inc. is a third party logistics provider of transportation and management services to its target client base, ranging from mid-sized to Fortune 100(TM) companies, through its network of terminals in the Southeast and Midwest United States. The Company's services include:

DOMESTIC TRANSPORTATION- The Company arranges truckload and less-than-truckload (L-T-L) transportation utilizing company equipment, dedicated owner operator fleet, a nationwide agent network and extensive contract carriers throughout all 48 continental states, Mexico and Canada. Revenues from Domestic Transportation represented approximately 42% of total revenues for the nine month period ended September 30, 2003.

EXPEDITING SERVICES- The Company provides local pickup and delivery services on a tight or irregular time schedule through its agent relationships on an overnight or two day basis. Revenues from Expediting Services represented approximately 40% of total revenues for the nine month period ended September 30, 2003.

DEDICATED DELIVERY SERVICES- The Company provides its customers with a seamless solution for time-definite ground transportation to become a cost effective and highly reliable extension of the customers' own distribution system. Revenues from Dedicated Delivery Services represented approximately 18% of total revenues for the nine month period ended September 30, 2003.

RESULTS OF OPERATIONS

The following analysis of the financial condition of the Company as of September 30, 2003 and the results of operations for the period ended September 30, 2003, should be read in conjunction with the Consolidated Financial Statements and footnote disclosures. It should be understood that the following information is qualified in its entirety by the foregoing and other, more detailed financial information appearing elsewhere herein.

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


FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002.


Revenues increased approximately $1,809,000, or 82%, to approximately $4,026,000 for the three months ended September 30, 2003 as compared to approximately $2,217,000 for the period ended September 30, 2002. This increase was primarily due to (i) increase in core service offerings and client acceptance of these offerings, (ii) enhanced agent services and alliances resulting from these offerings, (iii) the results of cross-marketing and selling efforts to capture larger opportunities within our current client base, (iv) various expansion into related business lines and contract based freight relationships, specifically the opening of our contract freight facility in Evansville, IN and our four year relationship with a national logistics company to provide services for a Fortune 500(TM) manufacturing firm, and (v) sale of the rights to the Company's software code for $250,000.


Costs of services provided, which consist primarily of payment for trucking services, fuel, insurance, and other direct costs increased by approximately $1,123,000 or 65%, to approximately $2,860,000 for the three months ended September 30, 2003, as compared to approximately $1,737,000 for the three months ended September 30, 2002. As a percentage of revenues trucking and transport related services of fuel, insurance, and other direct costs are aggregated as cost services and amounted to 71% of related revenues for the three months ended September 30, 2003, as compared to 78% of revenues for the three months ended September 30, 2002. This increase was primarily based upon (i) corresponding increase in sales, and (ii) sustained efforts to increase margin, increase of break-point effect (resulting from increase in revenue in warehouse, L-T-L and expedited transportation business and lower fixed cost burden spread over greater sales volume) and technology enabling movement of expenses to specific burden levels that combined to increase gross profit margins.

Gross profit increased by approximately $686,000, or 143%, to approximately $1,166,000 for the three months ended September 30, 2003, as compared to approximately $480,000 for the three months ended September 30, 2002. This increase is primarily attributed to (i) break-point effect (resulting from increase in revenue in warehouse, L-T-L and expedited transportation business and lower fixed cost burden spread over greater sales volume) and technology enabling movement of expenses to specific burden levels that combined to increase gross profit margins, and (ii) sale of the rights to the Company's software code for $250,000.


Selling,   general  and  administrative   expenses  increased  by  approximately
$738,000, or 208%, to approximately $1,093,000 for the three months ended September 30, 2003, up from approximately $355,000 for the three months ended September 30, 2002. This increase was in large part due to: (i) expenses associated with new technology and customer service initiatives, (ii) implementation of new technology and reclassification of expenses as support to a particular line of business, as opposed to cost of services previously (iii) increase in sales and support costs associated therewith and (iv) enhanced selling and marketing costs to capture contract based freight revenues.


The Company realized income from continuing operations before interest, taxes, depreciation and amortization (EBITDA) of approximately $257,000 for the three months ended September 30, 2003, compared with income from continuing operations before interest, taxes, depreciation and amortization (EBITDA) of $221,000 for the three months ended September 30, 2002.


The income tax provision was approximately $21,200 for the three months ended September 30, 2003, compared with no provision for income taxes for the three months ended September 30, 2002. Differences between the effective tax rate used for 2003 and 2002, as compared to the statutory rate, are primarily due to a net operating loss carryover, permanent differences and adjustments to the deferred tax asset valuation allowance.


The Company earned approximately $52,000 for the three months ended September 30, 2003, compared to approximately $126,000 for three months ended September 30, 2002. This was primarily due to the increased Selling, General and Administrative costs resulting from the Company's expansion and technology implementation expenses incurred in preparation for supporting the Company's growth plans.


Basic earnings per share from continuing operations for the three months ended September 30, 2003 decreased by $.01 to $.01 per share, as compared with $.02 per share for the three months ended September 30, 2002.


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002.


Revenues increased approximately $4,084,000, or 66%, to approximately $10,234,000 for the nine months ended September 30, 2003 as compared to approximately $6,150,000 for the nine months ended September 30, 2002. This increase was primarily due to (i) increase in core service offerings and client acceptance of these offerings, (ii) enhanced agent services and alliances resulting from these offerings, (iii) various expansion into related business lines and contract based freight relationships, specifically the opening of our contract freight facility in Evansville, IN and our four year relationship with a national logistics company to provide services for a Fortune 500(TM) manufacturing firm, (iv) continued growth in all sectors, product types and geography of our business for the first nine months of this year, and (v) sale of the rights to the Company's software code for $250,000.

Costs of services provided, which consist primarily of payment for trucking services, fuel, insurance, and other direct costs increased by approximately $2,751,000 or 59%, to approximately $7,436,000 for the nine months ended September 30, 2003, as compared to approximately $4,685,000 for the nine months ended September 30, 2002. As a percentage of revenues trucking and transport related services of fuel, insurance and other direct costs are aggregated as cost services and amounted to 73% of related revenues for the nine months ended September 30, 2003, as compared to 76% for the nine months ended September 30, 2002. This increase was primarily due to corresponding increase in sales.

Gross profit increased by approximately $1,333,000, or 91%, to approximately $2,798,000 for the nine months ended September 30, 2003, as compared to approximately $1,465,000 for the nine months ended September 30, 2002. This increase is primarily attributed to (i) coincidental increase in sales, and (ii) sale of the rights to the Company's software code for $250,000.

Selling, general and administrative expenses increased by approximately $1,159,000, or 98%, to approximately $2,339,000 for nine months ended September 30, 2003, up from approximately $ 1,180,000 for the nine months ended September 30, 2002. This increase was in large part due to: (i) expenses associated with new technology and customer service initiatives, (ii) implementation of new technology and reclassification of expenses as support to a particular line of business, as opposed to cost of services previously (iii) increase in sales and support costs associated therewith and (iv) enhanced selling and marketing costs to capture contract based freight revenues.


The income tax provision was approximately $134,000 for the nine months ended September 30, 2003, compared with no provision for the nine months ended September 30, 2002. Differences between the effective tax rate used for 2003 and 2002, as compared to the statutory rate, are primarily due to a net operating loss carryover, permanent differences and adjustments to the deferred tax asset valuation allowance.


The Company earned approximately $326,000 for the nine months ended September 30, 2003, compared to approximately $285,000 for nine months ended September 30, 2002. This was primarily due to increased sales, strong margins and offset increase in Selling, General & Administrative expenses resulting from the Company's preparation and support of ongoing growth initiatives.


Basic earnings per share from continuing operations for the nine months ended September 30, 2003 and 2002 were $.04 per share. Diluted earnings per share from continuing operations for the nine months ended September 30, 2003 increased $.01 per share to $.04 per share, when compared with $.03 per fully diluted share for the nine months ended September 30, 2002.


LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of approximately $1,876,000 at September 30, 2003, compared with cash balances of approximately $4,000 at December 31, 2002. This change of approximately $1,872,000 was a result of completion of the Company's private placement offering, reduction of outstanding moneys owed by the Company to vendors and creditors and deployment of capital in antipcipation of the acquisition of the assets of Murphy Surf Air from bankruptcy, as well as preparation for the acquisition of Bullet Air Freight.

In connection with the anticipated purchase of the assets of Murphy Surf Air, the Company has advanced approximately $1,427,000 against its purchase as of September 30, 2003, in addition to accounts receivable which retain offset rights pursuant to the agency agreement dated September 2002.


The Company has added Comdata to its financing sources as part of a desire to reduce costs and enhance services offered for factoring fees. Comdata offers various credit and collections services as part of its hybrid factoring facility. The Company had outstanding balances due Comdata of approximately $1,138,000 as of September 30, 2003.

The Company began performing contract based freight services in May 2003 as part of a long-term contract that provides for dedicated delivery services (DDS) in Evansville, IN. as part of the Company's continued expansion into contract based freight opportunities. The Company is to provide staging, processing, delivery and report integration from a regional cross-dock hub facility in Evansville, IN. to points in Indiana and surrounding areas on behalf of a national logistics service company for a Fortune 500(TM) manufacturing firm.

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

ACCOUNTS RECEIVABLE

The Company extends credit to its various customers based on the customer's ability to pay. The Company provides for estimated losses on accounts receivable based on bad debt experience and a review of existing receivables. Based on management's review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $246,000 is considered necessary as of September 30, 2003.

ESTIMATES IN MURPHY SURF AIR ACQUISITION AND AGREEMENTS

The Company utilizes estimates in determining the value of the underlying advances and collateral and remedies available to mitigate any losses that might be suffered consequential to the Bankruptcy reorganization of Murphy Surf Air. The Company made an offer during this period to purchase certain assets of Murphy Surf Air, primarily those assets that were held as chattel by the secured lender, Fifth Third bank, including accounts receivable, equipment, leasehold improvements and supporting assets that are currently utilized to deliver services through our organization. The Company believes that the purchase of these assets does not represent a "significant subsidiary" as defined in Regulation S-B, Regulation 210.01. Although there may be risks associated with the purchase of these assets, the Company has not reserved specifically for losses that may occur consequential to this purchase. The Company will continue to examine the value of assets to be purchased to determine what reserves, if any, are needed to adequately mitigate any potential losses that might result from such asset purchase, including accounts receivable associated with this relationship.

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

USE OF ESTIMATES

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, notes receivable, accounts payable, allowances for doubtful accounts receivable, and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Historical collection rates and individual debtor information pertaining to accounts receivable provides guidance for making allowances based on realized and perceived trends in collections. Currently, the Company examines accounts receivable at each period end to determine proper allowance for doubtful accounts receivable and makes allowances or changes in existing allowances when trends deemed to be material to portfolio performance are realized or perceived. Although management believes that account receivables are recorded at their net realizable value, a 10% decline in the historical collection rate would increase the current bad debt expense by approximately $14,600.


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


CONTINGENT LIABILITIES


The Company is party to a number of legal actions, which are not material to operations pursuant to Item 301 of Regulation S-B






ITEM 3. CONTROLS AND PROCEDURES.

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our Management, which includes our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b) CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, the Company is involved in various civil actions as part of its normal course of business. The Company is not party to any litigation that is material to ongoing operations as defined in Item 301 of Regulation S-B as of the nine months ended September 30, 2003.

ITEM 2. CHANGES IN SECURITIES.


The Company has sold its common and preferred shares during the past three years. The following information is a summary of such sales as required under
Item 701 (Rule 228.701) of Regulation S-B:

Date      Type of Securities         Shares/Description       Additional Information         Amount of Securities

12/2001    Preferred A & B               1,200,805            Conversion by Related Parties      $1,200,805

7/2002     Common Stock                     20,000            Common Stock                       $   10,000
                                                              Regulation D Exempt
10/2002    Preferred Stock                     600            Series C Preferred                 $     60,000
                                                              Regulation D Exempt
           Common Stock                     18,000            Common Stock
7/2003     Common Stock                  2,675,000            Regulation D Exempt
           Warrants                      1,337,500            Rule 506 Private Placement         $2,000,000

9/2003     Common Stock                  3,743,999            4(2) Exempt                        $2,559,000
                                         2,724,999            Private Placement

ITEM 3. DEFAULTS UPON SENIOR SECURITIES


The Company has not defaulted on any securities.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


No items have been submitted to Security Holders to be voted upon during the period ended September 30, 2003.


ITEM 5. OTHER INFORMATION.

The Company has no other information to report for the nine months ended September 30, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


(a) The Company filed an 8-K detailing its acquisition of Bullet Freight Systems on October 6, 2003.


31.1 Certification of CEO


31.2 Certification of CFO


32.1 Certification of compliance of Section 13(a) of CEO


32.2 Certification of compliance of Section 13(a) of President

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Segmentz, Inc.
Date November 14, 2003               /s/    Allan J. Marshall
                                     Chief Executive Officer
                                     /s/    John S. Flynn
                                     President  &  Chief  Financial Officer
                                     /s/    Dennis M. McCaffrey
                                     Chief Operating Officer

*Print the name and title of each signing officer under his signature.

CERTIFICATIONS*
---------------

EXHIBIT 31.1

I, Allan J. Marshall, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Segmentz, Inc:


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


Date:  November 14, 2003

/s/    Allan J. Marshall
Chief Executive Officer

EXHIBIT 31.2


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


Date: November 14, 2003

/s/    John S. Flynn
President & Chief Financial Officer

EXHIBIT 32.1






                WRITTEN STATEMENT OF THE CHIEF EXECUTIVE OFFICER

                       Pursuant to 18 U.S.C. Section 1350



Solely for the purposes of complying with 18 U.S.C. ss.1350, I, the undersigned Chief Executive Officer of Segmentz, Inc. (the "Company"), hereby certify, based on my knowledge, that the Quarterly Report on Form 10-QSB of the Company for the quarter ended September 30, 2003, (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: November 14, 2003


By: /s/ Allan J. Marshall

Chief Executive Officer

EXHIBIT 32.2


                       WRITTEN STATEMENT OF THE PRESIDENT

                       Pursuant to 18 U.S.C. Section 1350

Solely for the purposes of complying with 18 U.S.C. ss.1350, I, the undersigned President of Segmentz, Inc. (the "Company"), hereby certify, based on my knowledge, that the Quarterly Report on Form 10-QSB of the Company for the quarter ended September 30, 2003, (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: November 14, 2003


By: /s/ John S. Flynn

President