Form 10KSB
period 2003-12-31
SEGMENTZ INC
filed 2004-03-31
CIK 1166003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-49606

SEGMENTZ, INC.

(Exact name of registrant as specified in its charter)

Delaware	03-0450326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18302 Highwoods Preserve Parkway Tampa, FL	33647
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (813) 989-2232

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $.001 per share	OTC Bulletin Board System

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of March 15, 2004 was $46,352,349 based upon the closing sale price of the Registrant’s common stock on the OTC Bulletin Board of $2.35 on such date. See Footnote (1) below.

The number of shares outstanding of the Registrant’s common stock as of March 15, 2004 was 19,724,404.

Documents Incorporated by Reference: None

Index to Exhibits appears in Item 13

(1)	The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed. The information provided is solely for record keeping purposes of the Securities and Exchange Commission.

SEGMENTZ, INC.

ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2003

PART I

This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company has based these forward-looking statements on the Company’s current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us and the Company’s subsidiaries that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a material difference include, but are not limited to, those discussed elsewhere in this Annual Report, including the section entitled “Risks Particular to The Company’s Business” and the risks discussed in the Company’s other Securities and Exchange Commission filings. The following discussion should be read in conjunction with the Company’s audited Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

Item 1.	Business

OVERVIEW

Segmentz provides transportation and logistics services to over 1,000 active customers, specializing in time definite delivery in support of specific supply chain requirements. Services include expedited transportation, deferred airfreight transportation, local cartage, aircraft charters, dedicated delivery, consolidation, warehouse management and fulfillment. The Company has expanded its network, with operating service stations in over 20 cities, five located at international gateways, in the Midwest and Southeast United States providing scheduled airport-to-airport line haul movements. The Company offers a 24 hour, seven day a week call center allowing the customer immediate communication and status of time sensitive shipments in transit. The Company also provides the customer remote order entry capability, shipment tracking, proof of delivery reconciliation, billing status and performance reports via a custom designed web site. The Company is dedicated to providing services that are customized to meet its client’s individual needs and flexible enough to cope with an ever-changing business environment.

The Company is positioned in the industry to market its services to both commercial shippers and third party logistics companies such as; warehouse management, transportation management, air/ocean freight forwarders, integrated air carriers, passenger and cargo airlines. The Company offers a high level of service with emphasis on time critical and damage free delivery. The Company locates facilities in close proximity to airports to maintain strict service schedules. The majority of shipments handled in the Company’s network are delivered overnight. Segmentz objective is to build a company that supports “segments” of customer’s supply chain initiatives. The Company sustains a competitive advantage by providing flexible, customized, end-to-end solutions, which utilize experienced personnel and technology to exceed the customer’s expectations.

The Segmentz acquisition strategy focuses on integrating logistics businesses that will enhance service offerings within our current market areas as well as extend our network to targeted locations in the Midwestern and Southeastern United States. The Company selects acquisition targets based upon their ability to demonstrate: (1) consistent profitability; (2) history of service level delivery and brand identity; (3) regional or service niche and position that is accretive to our current footprint and overlaps or enhances our current service offerings; and (4) creates maximum capacity and equipment utilization to stabilize a platform that will support continued enterprise revenue growth that drives profitability.

Segmentz intends to create additional stockholder value by: (1) improving productivity by adopting enhanced technologies and business processes; (2) improving transportation margins by leveraging our growing purchasing power and (3) enhancing the opportunity for organic growth by cross-selling and offering expanded services to new and existing customers.

Through March 25, 2004, Segmentz has completed the acquisition of three strategically located logistics and transportation providers. The acquisition companies are as follow: Dasher Express, Inc., (“Dasher”) on December 31, 2003, certain assets of Frontline Freight (“Frontline”) on January 8, 2004, and Bullet Freight Systems (“Bullet”) on October 1, 2003. The Company has developed and implemented a comprehensive process, which has allowed rapid integration of these companies into the network. The Company’s focus has been to solidify and expand the time definite network of facilities in the Midwestern and Southeastern United States. The next phase of the Company’s acquisition strategy is to further enhance expedited delivery services, expand logistics services offerings and increase market share. In 2004, the Company plans to continue acquisition activity. The Company has researched and identified a number of companies that may be suitable candidates. Although there is no assurance that the Company will be able to complete any acquisitions, the Company is currently in preliminary discussions with a select number of them.

There are a variety of risks associated with the Company’s ability to achieve strategic objectives, including the ability to acquire and profitably manage additional businesses, current reliance on key customers, the risks inherent in expanding, and the intense competition in the industry for customers and for the acquisition of additional businesses. For a more detailed discussion of these risks, see the section of this Item 1 entitled “Risks Particular to The Company’s Business.”

INDUSTRY OVERVIEW

The third party logistics industry is rapidly changing to keep pace with shippers’ demands, technology innovation and the influx of capital. These dynamics will pose major challenges and opportunities to both users and service providers, demanding the attention of all supply chain professionals. Businesses are striving to reduce inventory levels, reduce order and cycle lengths, perform manufacturing and assembly operations in low cost locations and distribute their products throughout global markets. This trend has increased the need for expedited or time-definite shipment services. Furthermore, customers increasingly cite an efficient supply chain as a critical element in improving their financial performance. To remain competitive, successful companies must achieve success in their core businesses and execute quickly and accurately.

Modern third-party logistics providers have emerged recently because of transportation deregulation in the 1980s, tax advantages to outsourcing, predictability of costs, capital savings and the shipper emphasis on “core competencies” in the 1990s. As a result, outsourcing has dramatically increased. In the last decade, according to research by investment banker Lazard Freres and BG Strategic Advisors, the third party logistics (“3PL”) category has grown at a rate greater than 20 percent per year. Many companies have grown as the market has grown, including Expeditors, CH Robinson, and Landstar. This has spawned an entire industry of small and midsized logistics providers, which number approximately 1,000 today. Many observers have predicted that the logistics provider industry will continue to expand at a rate of 15-20 percent annually. A recent Lazard Freres study shows that while 37 percent of high-volume shippers outsourced transportation in 2000, 73 percent expected to do so by 2005. As the outsourcing trend continues the third party logistics industry will benefit. Less frequently noted is the enormous fragmentation in the logistics industry. The four core logistics sectors—warehousing, transportation management, air/ocean freight forwarding, and dedicated contract carriage are growing at a rate of 15-25 percent annually. The market share available for small companies in the third party logistics sector of the industry is between 30 and 80 percent. To put this in perspective, the parcel sector of the industry is growing at 4 percent, and the market share available for small companies is zero.

This combination of high growth and high fragmentation makes the logistics industry ripe for consolidation. A growing market supports a broad range of successful companies that attract expansion-minded buyers. At the same time, fragmentation translates into a plethora of small acquisition opportunities for larger, cash-rich companies. Further, as the market inevitably matures, businesses that were used to 20% growth will likely supplement their organic operations with acquisitions. The Company believes logistics companies that can successfully position their businesses to benefit from these trends will enjoy an exciting future. These will be the companies with broad multimodal capabilities, geographic scope, and technological leadership. The Company also believes smart, midsized companies must invest aggressively in niche strategies and technologies that create differentiation and drive growth. Consolidation is an unmistakable reality. The choice to raise capital to pursue a niche strategy, sell to a larger player, or harvest the business—is not easy. However, just as UPS and FedEx achieved domination in the once-fragmented parcel industry, today’s logistics providers who pick a unique strategy and make the necessary investments can be very successful going forward

The total U.S. expedited cargo market, including air and surface, was estimated to generate $81.4 billion in revenue in 2003. The U.S. domestic airfreight market estimated to be approximately $30.7 billion, or 37.7% of this market. Approximately $3.7 billion, or 11.9% of that market, made up of heavyweight overnight and deferred airfreight, representing the portion of the market within which the Company primarily competes. Although aircraft normally transports expedited airfreight, freight forwarders often elect to transport cargo by truck, especially for shipments without time sensitive transit times. Generally, the cost of shipping freight, especially heavy freight, by truck is substantially less than shipping by aircraft. The Company believes there is an increasing demand for lower-cost truck transportation of expedited airfreight. Integrated air cargo carriers that transport heavy freight are targeting their marketing efforts at higher yielding overnight freight to better utilize their high fixed-cost infrastructures. As a result, these carriers are outsourcing deferred freight to surface transportation providers. Domestic airlines have eliminated many cargo aircraft while the demand for air cargo services has increased creating capacity constraints. Thus, the reduced capacity of air cargo space has resulted in increased demand for surface transportation of cargo.

The Company also feels that the large third party logistics providers have not targeted the middle market of the industry. Web-based transportation and warehousing management systems now enable mid sized logistics companies to provide leading edge services to smaller customers. Historically, large logistics service providers would not do business with small to midsized companies, which are defined as under $ 50 million in annual transportation spending.

The Company’s competitive advantage is its ability to serve commercial shippers and collaborate with global logistics providers. The company is following industry trends by creating a strong expedited delivery network to support both commercial shipments and deferred airfreight. The Company has strategically positioned its service stations to respond quickly to customer needs providing comprehensive solutions. Segmentz culture promotes attention to detail, understanding the customer’s unique parameters and offering the services that support “segments” of that customers supply chain to increase efficiency and reduce costs.

GROWTH STRATEGY

The Company’s current growth strategy is to increase capacity and leverage the expanding expedited delivery network to maximize profitability. The principal components of the Company’s growth strategy are to:

•	Increasing Market Share - The Company will continue to market directly to new and existing customers to capture additional freight volume. The Company believes that there is significant potential for increased freight volume from passenger and cargo airlines as well as from the integrated air cargo carriers. As third party logistics providers who rapidly grow in size, they must collaborate with providers like Segmentz to execute time definite supply chain services. As the Company expands into new cities, leverage the existing network to increase volumes at all service stations. Additionally, the Company will promote end-to-end expedited solutions that are not offered by the competition, in most markets.

•	Cross Selling Services - The Company expects to fuel internal growth by cross-selling services to new customers and existing customers to leverage acquisitions to bring the added results needed to extract shareholder value. By cross-utilizing assets to serve multiple customers, we ensure the best return on assets and equity as our expansion meets or exceeds milestones we have set.

•	Developing Brand Recognition - The Company must continue to develop the “Segmentz” brand and intends to leverage the Company’s broader set of capabilities with the goal of capturing business opportunities, which would not normally be available to a regional logistics company.

•	Improving Efficiency of the Expedited Network - The Company will constantly seek to improve the efficiency of the expedited network without changing the infrastructure or incurring significant capital expenditures.

•	Expanding Logistics Services - The Company will continue to expand logistics service offerings to increase revenue, improving utilization of all service stations and labor force. Due to the timing of the arrival and departure of cargo, the service stations that are not sufficiently utilized during portions of the day, allowing the Company to add a number of logistics services without significantly increasing costs. The Company plans to make the service stations multi-functional providing dedicated delivery, warehousing, customs clearance, consolidation and handling services. These services directly benefit the Company’s existing customers and the ability to attract new customers.

•	Increasing Owner Operator Fleet - The Company seeks to establish long-term relationships with owner-operators to assure dependable service and availability, and strive to maintain a low turnover rate. The Company has established guidelines relating to safety records, driving experience and personnel evaluations that are used to select qualified owner-operators. Additionally, the owner operator model allows the Company to reduce fixed costs related to equipment, insurance and payroll and allows the Company to react favorably to seasonal fluctuations without impacting costs and ultimately capture more revenue.

ACQUISITION STRATEGY

The Company believes there are many attractive acquisition candidates in this industry because of the highly fragmented composition of the marketplace, the industry participants’ need for capital and their owners’ desire for liquidity.

The Company will continue to expand the business by acquiring select candidates. “Service” or “Region” drives the Company’s acquisitions, with each candidate either offering specialty services, technology, personnel (“Service”) or locations that fit into the network, thus significantly expanding by offering the Company’s services and cross selling to their customers. (“Region”).

A “Service” acquisition is significant to the brand recognition of the Company. It will provide increased industry recognition for excellence in service and a client base that will further enhance brand identity. It may take more time and effort to integrate this type of company, as the corporate culture must be maintained while integrated into the Segmentz culture .

A “Region” acquisition, on the other hand, will more likely be geographical in nature, will be a generally smaller acquisition and will enable Segmentz to expand into new markets. When justified by the size and service offerings of a Region acquisition, the Company expects to retain the management, along with the operations, sales and technical personnel of the acquired company, while seeking to improve the company’s profitability by implementing the Company’s operating strategies. In most instances where there is overlap of geographic coverage, the operations acquired by Region acquisitions can be integrated into existing operations in that market, resulting in the elimination of duplicating overhead and operating costs.

The Company believes it can successfully implement the acquisition strategy due to: (i) few exit opportunities that exist for smaller transportation services providers; (ii) single source selling strategy that empowers acquired companies to meet or surpass their profit expectations as part of Segmentz; (iii) delivery of lower insurance, human resource and central operational costs; (iv) the liquidity provided at the time of sale combined with upside from the stock of the public company; (v) continued involvement of the management of the acquired companies in branding Segmentz expanding offerings; and (vi) the ability of management to integrate acquisitions while maintaining internal growth and customer satisfaction.

OPERATIONS

The Company’s primary business operation involves obtaining shipments from customers and delivering a wide range of logistics solutions to meet specific requirements and arranging and monitoring all aspects of the shipment utilizing advanced information technology systems. These logistics solutions include expedited transportation, deferred airfreight transportation, local cartage, aircraft charters, dedicated delivery, consolidation, warehouse management and fulfillment. Additionally, the company picks up shipments from business partners such as air freight forwarders, integrated air cargo carriers, and passenger and cargo airlines consolidating these shipments at the Company’s service stations. The Company will then cross-dock and transport these shipments through the Segmentz network to service stations nearest the ultimate destinations of the shipments. The Company operates regularly scheduled service to and from each of the service stations through regional hubs. When a shipment arrives at the service station nearest its destination, the shipments go through sorting, segregating and then routing for delivery to its final destination.

SERVICES

Segmentz provides three core services to over 1,000 customers:

•	Expedited or Time-definite Transportation

•	Time-definite ground transportation of cargo as a cost effective, reliable alternative to air transportation.

•	Daily scheduled transportation between airport locations in the Southeast and Midwest.

•	Pick up and delivery services to residential as well as commercial addresses.

•	Premium, exclusive use vehicle transportation services such as expedited, aircraft charter, white glove and specialized handling throughout all 48 states

•	Third-Party Logistics Services (3PL)

•	Comprehensive inbound, outbound and aftermarket services to support the client’s entire supply chain.

•	3PL services include Dedicated Delivery, Transportation Management, Warehouse Management, Yard Management, Reverse Logistics and Trade Show Transportation Management.

•	Nationwide Truckload and Less-than-truckload Service

•	Segmentz arranges truckload transportation with dedicated company equipment, owner operator fleet and extensive agent partners throughout all 48 states.

•	Each day Segmentz manages hundreds of shipments throughout North America, utilizing over 5,000 contracted carriers to provide capacity to its customers.

INFORMATION SYSTEMS

A key component of the Segmentz growth strategy is the significant capital, planning and corporate intelligence that is deployed towards technology to enhance service levels, productivity and customer access to information. The third-party logistics services business increasingly relies upon advanced information technology to link the shipper with its inventory and as an analytical tool to optimize transportation solutions. This trend favors the larger, more professionally managed companies that have the resources to support a sophisticated information technology infrastructure. By outsourcing all non-core business services to third party providers, companies can help to control costs, eliminate staff and focus on internal business. Furthermore, this kind of outsourcing is often done in lockstep with “unit pricing” models that provide for a variable price that is less than the current pricing available to a company. This method is calculated on a unit basis, enabling a company to price logistics, storage, shipping, staging and related services into their wholesale pricing matrix and providing a scalable solution that can scale downwards in an off economy, as well as upwards as the market demands. Such models are popular as “risk sharing,” an outsourcing concept that has been adopted in many support and third party service arenas, enabling outsourced companies to build critical mass, method and pricing efficiencies, and to pass these efficiencies on to clients in pricing schedules that help clients build competitive market positions that are measurably more predictable.

In executing this strategy, the Company has and will continue to invest significant management and financial resources to deliver these technologies. The Company believes these technologies will provide financial and competitive advantages in the years ahead and will increase our sustainable competitive advantages in the marketplace.

CUSTOMERS, SALES AND MARKETING

Segmentz has many commercial customers that range from small companies to Fortune 100 companies. The Company also serves third party logistics providers, airfreight forwarders, integrated air cargo carriers and passenger or cargo airlines. The Company’s third party logistics customers vary in size from small, independent, single facility companies to large, global logistics companies, such as Eagle Global, Schneider Logistics, Nippon Express, Danzas/AEI, Exel and Pilot Air Freight. Segmentz maintains a reputation for dependable service, which has allowed the Company to provide overflow capacity to integrated air cargo carriers such as United Parcel Service, Federal Express, DHL Worldwide Express and Menlo Worldwide. The Company also provides services to passenger and cargo airline customers including British Airways, Continental, United Airlines, Northwest Airlines, Alliance Airlines, Kitty Hawk Cargo, Delta Airlines and Air Cargo, Inc.

Segmentz markets services throughout the United States through the business development staff, facilities management and agents. The Executive management team is also actively involved in sales and marketing at the national account level, which supports local sales activity. The Company’s sales focus will be to promote single source logistics and transportation solutions. The Company has a strong commitment to marketing to the airfreight community that has time-sensitive shipping needs requiring customized services, and has also developed a network of consulting firms and specialty professional firms that introduce the Company to contract based freight management and logistics opportunities. The Company will allocate resources to respond to such requests for proposal (RFP), that build upon the Company’s logistics and contract services offerings. The Company participates in industry trade shows, direct mail programs, advertises in industry journals, and is listed with prominent internet search engines.

For large-scale contract logistics projects, the Company offers onsite personnel and “White Paper” support of customer initiatives. This offering provides customers with experienced personnel and case study data developed with a stated goal of examination of a customer’s historical requirements, their customer’s requirements and the likelihood that change will occur in the immediate future. The onsite personnel build relationships with customers by maintaining interactive analysis capabilities that leverage experience in the freight and delivery environment, offering customers the intelligence and tools to stay ahead of their competitors.

The Company has created the Segmentz name with the intention of building a branded identifiable organization known by customers and within the industry. The Company has branded each acquired company “a Segmentz company” to leverage our brand with the brand of each acquired company. In the near future, the Company will consolidate acquisitions into service defined operating companies ultimately re-branding under the “Segmentz” name.

COMPETITION AND BUSINESS CONDITIONS

The volume of domestic and international trade directly affects the Company’s business. The volume of this trade is influenced by many factors, including economic and political conditions in the United States and abroad, major work stoppages, exchange controls, currency fluctuations, acts of war, terrorism and other armed conflicts, and United States and international laws relating to tariffs, trade restrictions, foreign investments and taxation.

The logistics service and transportation industries are intensely competitive and should remain so for the near future. Segmentz competitors include regional trucking companies that specialize in handling deferred airfreight and national and regional less-than-truckload carriers. To a lesser extent, the Company competes with integrated air cargo carriers and passenger and cargo airlines. The Company believes competition is based primarily on service, on-time delivery, flexibility and reliability, as well as rates. The Company offers services at rates that generally are significantly below the charge to transport the same shipment to the same destination by air. The Company believes that it has an advantage over less-than-truckload carriers based upon the Company’s reputation for faster, more reliable service between multiple cities.

The Company has competition from a large number of firms, which have only one office or a small number of offices, and can not offer the breadth of services and integrated approach that the Company offers. However, some of this competition comes from major United States and foreign-owned firms, which have networks of offices and offer a wide variety of services. The Company believes that quality of service, including information systems capability, global network capacity, reliability, responsiveness, expertise and convenience, scope of operations, customized program design and implementation and price are important competitive factors in the industry.

REGULATION

The Company is licensed by the Department of Transportation as a motor carrier and broker. The Company does not believe that transportation related regulatory compliance has had a material adverse impact on operations to date. However, failure to comply with the applicable regulations or to maintain required permits or licenses could result in substantial fines or revocation of operating permits or authorities. The Company cannot give assurance as to the degree or cost of future regulations on business. Some of the regulations affecting the Company’s operations are described below.

The Surface Transportation Board and U.S. Department of Transportation also have the authority to regulate interstate motor carrier operations, including the regulation of certain rates, charges and accounting systems, to require periodic financial reporting, and to regulate insurance, driver qualifications, operation of motor vehicles, parts and accessories for motor vehicle equipment, hours of service of drivers, inspection, repair, maintenance standards and other safety related matters. The federal laws governing interstate motor carriers have both direct and indirect application to the Company. The breadth and scope of the federal regulations may affect the operations of the Company and the motor carriers, which the Company uses to provide transportation services. In certain locations, state or local permits or registrations may also be required to provide or obtain intrastate motor carrier services for the Company. Property brokerage operations similarly subject the Company to various federal statutes and regulation as a property broker by the Surface Transportation Board, and the Company has obtained a property broker license and posted a surety bond as required by federal law. In the United States, the Company is also subject to federal, state and local provisions relating to the discharge of materials into the environment or otherwise for the protection of the environment. Similar laws apply in many foreign jurisdictions in which the Company operates or may operate in the future. Although current operations have not been significantly affected by compliance with these environmental laws, governments are becoming increasingly sensitive to environmental issues, and the Company cannot predict what impact future environmental regulations may have on the business. The Company does not anticipate making any material capital expenditures for environmental control purposes.

SEASONALITY

Historically, the Company’s revenues and profitability have been subject to quarterly seasonal trends. The first quarter has traditionally been the weakest and the third and fourth quarters have traditionally been the strongest. Typically, this pattern has been the result of factors such as climate, national holidays, customer demand and economic conditions. Additionally, a significant portion of the Company’s revenue is from customers whose business levels are impacted by the economy.

PERSONNEL

At December 31, 2003, the Company had approximately 365 employees for Segmentz. At this time, none of the Company’s employees are covered by a collective bargaining agreement. The Company recognizes the employees as its most valuable asset and provides above industry average compensation and benefits. The recruitment, training and retention of qualified employees are essential to support continued growth and to meet the service requirements of customers.

RISK MANAGEMENT

The Company maintains general liability, auto liability, cargo, physical damage, trailer interchange, inland marine, contents and workers’ compensation insurance. The Company also carries an excess auto and general liability policy in compliance with Ford Motor Company’s global terms and conditions for dedicated service providers. The Company could incur claims in excess of the policy limits or incur claims not covered by the insurance policy.

CORPORATE INFORMATION

Segmentz, Inc. was incorporated in Delaware in 2001. The Company’s principal executive offices are located at 18302 Highwoods Preserve Parkway, Suite 100, Tampa, FL 33647. The telephone number is (813) 989-2232 and the internet website address is www.segmentz.com. The Company makes available on the website all materials filed with the Securities and Exchange Commission, including the Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and amendments to these reports as soon as such materials have been filed with, the Securities and Exchange Commission.

RISKS PARTICULAR TO THE COMPANY’S BUSINESS

LOSSES FROM OPERATIONS; NO ASSURANCES OF PROFITABILITY

Although Segmentz had net income from operations of $203,163 for the year ended December 31, 2003, and $374,115 for the year ended December 31, 2002, there can be no assurance that the Company will not incur net losses in the future. The Company’s operating expenses have increased as the business has grown and can be expected to increase significantly because of expansion efforts. There is no assurance that the Company will be able to generate sufficient revenue to meet its operating expenditures or to operate profitably.

ECONOMIC RISKS; RISKS ASSOCIATED WITH THE BUSINESS OF TRANSPORTATION AND LOGISTICS MANAGEMENT

The Company’s business is dependent upon a number of factors, over which the Company has little or no control, that may have a material adverse effect on the Company’s business. These factors include excess capacity in the trucking industry, significant increases or rapid fluctuations in fuel prices, interest rates, fuel taxes, government regulations, governmental and law enforcement anti-terrorism actions, tolls, license and registration fees, insurance premiums and labor costs. It is difficult at times to attract and retain qualified drivers and owner-operators. Operations also are affected by recessionary economic cycles and downturns in customers’ business cycles, particularly in market segments and industries (such as retail and paper products) in which the Company has a significant concentration of customers. Seasonal factors could also adversely affect us. Customers tend to reduce shipments after the winter holiday season and operating expenses tend to be higher in the winter months primarily due to increased operating costs in colder weather and higher fuel consumption as a result of increased idle time. Regional or nationwide fuel shortages could also have adverse effects.

DEPENDENCE ON EQUIPMENT PROVIDED BY THIRD PARTIES; RELIANCE ON INDEPENDENT CONTRACTORS

The trucking industry is dependent upon transportation equipment such as chassis, containers and rail, truck and ocean services provided by independent third parties. Periods of equipment shortages have occurred historically in the transportation industry, particularly in a strong economy. If the Company cannot secure sufficient transportation equipment or transportation services from these third parties to meet the customers’ needs, the business, results of operations and financial position could be materially adversely effected and customers could seek to have their transportation and logistics needs met by other third parties on a temporary or permanent basis. The reliance on agents and independent contractors could reduce operating control and the strength of relationships with customers, and the Company may have trouble attracting and retaining agents and independent contractors.

NEW TRENDS AND TECHNOLOGY; CONSOLIDATION AMONG CUSTOMERS

If, for any reason, the Company’s business of providing warehousing and logistic services ceases to be a preferred method of outsourcing these functions, or if new technological methods become available and widely utilized, the Company’s business could be adversely effected. Moreover, increasing consolidation among customers and the resulting ability of such customers to utilize their size to negotiate lower outsourcing costs has, and may continue in the future to have, a depressing effect on the pricing of third-party logistic services.

INTERRUPTION OF BUSINESS DUE TO INCREASED SECURITY MEASURES IN RESPONSE TO TERRORISM

The continued threat of terrorism within the United States and the ongoing military action and heightened security measures in response to such threat has and may cause significant disruption to commerce. The Company’s business depends on the free flow of products and services through these channels of commerce. Recently, in response to terrorists’ activities and threats aimed at the United States, transportation and other services have been slowed or stopped altogether. Further delays or stoppages in transportation or other services could have a material adverse effect on our business, results of operations and financial condition. Furthermore, the Company may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the activities and potential activities. The Company may also face interruption of services due to increased security measures in response to terrorism. The U.S. economy in general is being adversely affected by the terrorist activities and potential activities. Any economic downturn could adversely impact the Company’s results of operations, impair the Company’s ability to raise capital or otherwise adversely effect the Company’s ability to grow the business. It is impossible to predict how this may affect the Company’s business or the economy in the U.S. and in the world, generally. In the event of further threats or acts of terrorism, the Company’s business and operations may be severely and adversely affected or destroyed.

COMPETITION

The transportation and logistics services industry is heavily fragmented and intensely competitive and includes numerous regional, inter-regional and national competitors, none of which dominates the market.

REGULATION

The Company’s operations are subject to various federal, state and local laws and regulations. Although compliance with these laws and regulations has not had a material effect on the Company’s operations or financial condition, there is no assurance that additions or changes to current laws or regulations will not have a material effect on us, the Company’s profitability and financial condition.

SUBSTANTIAL ALTERATION OF THE COMPANY’S CURRENT BUSINESS AND REVENUE MODEL

The Company’s present business and revenue model represents the current view of the optimal business and revenue structure, which is to derive revenues and achieve profitability in the shortest period. There can be no assurance that current models will not be altered significantly or replaced with an alternative model that is driven by motivations other than near-term revenues and/or profitability (for example, building market share before the Company’s competitors). Any such alteration or replacement of the business and revenue model may ultimately result in the deferring of certain revenues in favor of potentially establishing larger market share. The Company cannot assure that any adjustment or change in the business and revenue model will prove to be successful.

INABILITY TO MANAGE GROWTH AND INTERNAL EXPANSION

The Company has not yet undergone the significant managerial and internal expansion that the Company expects will occur, and the Company’s inability to manage growth could hurt the results of operations. Expansion of operations will be required to address anticipated growth of the Company’s customer base and market opportunities. Expansion will place a significant strain on the Company’s management, operational and financial resources. Currently, the Company has a limited number of employees. The Company will need to improve existing procedures and controls as well as implement new transaction processing, operational and financial systems, procedures and controls to expand, train and manage the Company’s employee base. The Company’s failure to manage growth effectively could have a damaging effect on the Company’s business, results of operations and financial condition.

DEPENDENCE ON KEY MANAGEMENT; LOSS OF KEY MANAGEMENT COULD HAVE A MATERIAL ADVERSE EFFECT ON OPERATIONS

The Company believes that the attraction and retention of qualified personnel is critical to success. If the Company loses key personnel or are unable to recruit qualified personnel, the ability to manage the day-to- day aspects of the business will be weakened. The Company’s operations and prospects depend in large part on the performance of the senior management team. The loss of the services of one or more members of the senior management team could have a material adverse effect on the business, financial condition and results of operation. Because the senior management team has exceptional experience with us and within the transportation industry, it would be difficult to replace them without adversely effecting the Company’s business operations. In addition to their unique experience, the management team has fostered key relationships with the Company’s suppliers. These relationships are especially important to a non-asset based company such as Segmentz and the loss of these relationships could have a material adverse effect on the Company’s profitability.

NEED FOR SUBSTANTIAL, ADDITIONAL FINANCING

There is no guarantee that the Company will be able to obtain financing required to continue to expand the business or that the present funding sources will continue to extend terms under which the Company can operate efficiently. If the Company is unable to secure financing under favorable terms, the Company may be adversely affected. The Company has relied on factoring receivables to expedite cash flow. There is no assurance that the Company will continue to be able to factor receivables or to obtain either replacement or additional financing on acceptable terms.

The Company’s continued viability depends on the Company’s ability to raise capital. Changes in economic, regulatory or competitive conditions may lead to cost increases. Management may also determine that it is in the Company’s best interest to expand more rapidly than currently intended, to expand marketing activities, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary services, businesses or technologies. In any such case or other change of circumstance, additional financing will be necessary. If additional financing is required, there can be no assurances that the Company will be able to obtain such additional financing on terms acceptable to us and at times required by us, if at all. In such event, the Company may be required to materially alter the Company’s business plan or curtail all or a part of the Company’s expansion plans.

VOLATILITY OF THE MARKET PRICE OF THE COMPANY’S STOCK

The market price of the Company’s common stock may be volatile, which could cause the value of your investment to decline. Any of the following factors could affect the market price of our common stock:

•	Changes in earnings estimates and outlook by financial analysts;

•	Our failure to meet financial analysts’ and investors’ performance expectations;

•	Changes in market valuations of other transportation and logistics companies; or

•	General market and economic conditions.

In addition, many of the risks described elsewhere in this “Risk Factors” section could adversely affect the stock price. The stock markets have experienced price and volume volatility that have affected many companies’ stock prices. Stock prices for many companies have experienced wide fluctuations that have often been unrelated to the operating performance of those companies. These types of fluctuations may affect the market price of our common stock.

APPLICABILITY OF LOW PRICED STOCK RISK DISCLOSURE REQUIREMENTS

The Company’s common stock may be considered a low priced security under rules promulgated under the Securities Exchange Act of 1934 (“Exchange Act”). Under these rules, broker-dealers participating in transactions in low priced securities must first deliver a risk disclosure document which describes that risks associated with such stock, the broker-dealer’s duties, the customer’s rights and remedies, and certain market and other information, and make a suitability determination approving the customer for low priced stock transactions based on customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing and provide monthly account statements to the customer, and obtain specific written consent of the customer. With these restrictions, the likely effect of designation as a low price stock, would be to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and to increase the transaction costs of sales and purchase of such stocks compared to other securities.

NO DIVIDENDS ANTICIPATED

The Company intends to retain all future earnings for use in the development of the Company’s business and does not anticipate paying any cash dividends on the Common Stock in the near future.

Item 2.	Properties

The Company’s executive offices are located in 8,500 square feet of leased office space located at 18302 Highwood’s Preserve Parkway, Suite 100, Tampa, FL 33467. Monthly rent expense is $7,819 per month under a lease that expires August 2005. The initial lease term is for a period of 5 years and the lease agreement includes an optional lease period of an additional 3 years. The Company also leases certain equipment under non-cancelable operating leases.

The following is an annual schedule of future minimum rental payments required under operating facilities leases that have an initial or remaining non-cancelable lease term in excess of 1 year as of December 31, 2003:

Year Ending December 31	Minimum Rental Payments
2004	$147,338
2005	$143,875
2006	$140,972
2007	$79,089

Total	$511,274

The Company currently services over twenty locations in the Midwestern and Southeastern United States, offering pickup, delivery, truckload, less-than-truckload and expedited services in facilities that range in size between 7,000-30,000 square feet. The Company has regional services stations that support supply chain requirements of various manufacturers, importers, freight forwarders and distributors, throughout these regions, including the following locations:

•	301 West Touhy Avenue, Bensenville, IL

•	1488 Cox Avenue, Cincinnati, OH

•	2100 South 9th Street, Louisville, KY

•	951 Air Freight Drive, Lexington, KY

•	7600 Airline Drive, Greensboro, NC

•	3414 Hensen Road, Unit #4, Knoxville, TN

•	1400 Glendale-Milford Road, Cincinnati, OH

•	11311 W. Airport Service Road, Swanton, OH

•	One Air Cargo Parkway, Swanton, OH

•	10 Southwoods Parkway, Suite 200, Atlanta, GA

•	7270 NW 35th Terrace, Miami, FL

•	1520 Latham Road, West Palm Beach, FL

•	9210 Boggy Creek Road, Orlando, FL

•	15000B Highway 41 North, Evansville, IN

The Company also operates 3 sales agent offices across the United States in New Jersey, Florida and Texas. These offices are located at:

•	9 Beacon Hill, East Brunswick, NJ

•	11448 Rene Drive, Jacksonville, FL

•	4772 FM 3080, Maybank, TX

The Company believes the facilities are the correct size and adequately provide for the Company’s immediate and foreseeable needs in the future. In the opinion of management, these properties are adequately insured, in good condition and are suitable for the Company’s anticipated future use. Additionally, The Company owns a building and land at 771 Enterprise Drive Lexington KY that it acquired as part of its purchase of Dasher Express in December 31, 2003. There was a $62,000 mortgage related to this property, which was paid in February 2004.

Item 3.	Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. No accruals have been established for any pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the NASDAQ Bulletin Board quotation system under the symbol “SEGZ.” The table below sets forth the high and low prices for the Company’s common stock for the quarters included within 2003 and 2002. Quotations reflect inter-dealer prices, without retail mark-up, mark-down commission, and may not represent actual transactions.

Period			High	Low
January 1, 2002	-	March 31, 2002	$0.75	$0.10
April 1, 2002	-	June 30, 2002	$0.75	$0.50
July 1, 2002	-	September 30, 2002	$1.10	$0.75
October 1, 2002	-	December 31, 2002	$1.47	$0.91
January 1, 2003	-	March 31, 2003	$1.45	$0.76
April 1, 2003	-	June 30, 2003	$1.22	$0.76
July 1, 2003	-	September 30, 2003	$1.37	$0.90
October 1, 2003	-	December 31, 2003	$1.75	$1.12
January 1, 2004	-	March 25, 2004	$2.88	$1.10

There are approximately 568 holders of record own the Company’s common stock. The Company has never paid cash dividends on the Company’s common stock. The Company intends to keep future earnings, if any, to finance the expansion of the Company’s business, and the Company does not anticipate that any cash dividends will be paid in the near future. The Company’s future payment of dividends will depend on the Company’s earnings, capital requirements, expansion plans, financial condition and other relevant factors.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information, as of December 31, 2003, with respect to the Company’s stock option plan under which common stock is authorized for issuance, as well as other compensatory options granted outside of the Company’s stock option plan.

LONG-TERM INCENTIVE PLANS AWARDS IN LAST FISCAL YEAR

None

RECENT SALES OF UNREGISTERED SECURITIES

In July of 2003, the Company closed a private placement pursuant to which the Company issued a total of 2,673,334 shares of its common stock, par value $0.001 per share, and warrants to purchase up to 1,336,667 shares of its common stock, par value $0.001 per share, for $1.25 per share for a period of 5 years, to 58 accredited investors. The Company received $2,005,000 in consideration for the issuance of the securities, less placement fees and other offering costs associated with the private placement. The securities were issued pursuant to the exemption from registration provided by Rule 506 of Regulation D. The Company incurred offering costs of approximately $310,000 in cash and issued an option to by buy 267,334 units at $1.50 per unit. Each unit consisted of two shares of common stock, in addition to one warrant to purchase stock at an exercise price of $1.25 per share.

In the third quarter of 2003 ten institutional investors, existing shareholders, and accredited investors purchased approximately 4,000,000 shares of common stock, par value $0.001 per share, and warrants to purchase approximately 2,724,500 shares of the Company’s common stock, par value $0.001 per share, at a weighted average price of $1.40 per share for a period of 5 years under an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The Company received $2,810,000 in connection with this offering and incurred offering costs approximating $510,000 in cash and 300,000 options to purchase common stock at a strike price of $1.40 per share.

In December of 2003 the Company raised approximately $2,750,000 through the issuance of a total of 2,750,000 shares of the Company’s common stock, par value $0.001 per share, and warrants to purchase up to 1,375,000 shares of the Company’s common stock, par value $0.001 per share, for $1.50 per share for a period of 5 years, to 3 institutional investors. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. In connection with this offering the Company incurred offering costs of approximately $500,000 in cash and approximately 200,000 options to purchase stock at a strike price of $1.50 per share.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to further the reader’s understanding of the Company’s financial condition and results of operations and should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere herein. This discussion also contains forward-looking statements. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of the risks and uncertainties set forth elsewhere in this Annual Report and in the Company’s other SEC filings. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. The company is not party to any transactions that would be considered “off balance sheet” pursuant to disclosure requirements under ITEM 303(c).

OVERVIEW

Segmentz provides transportation and logistics services to over 1,000 active customers, specializing in time definite delivery in support of specific supply chain requirements. Services include expedited transportation, deferred airfreight transportation, local cartage, aircraft charters, dedicated delivery, consolidation, warehouse management and fulfillment. The Company has expanded its network, operating service stations in over 20 cities, five located at international gateways, in the Midwest and Southeast United States providing scheduled airport-to-airport line haul movements. The Company offers a 24 hour, seven day a week call center allowing the customer immediate communication and status of time sensitive shipments in transit. The Company also provides the customer with remote order entry capability, shipment tracking, proof of delivery reconciliation, billing status, and performance reports via a custom designed web site. The Company is dedicated to providing services that are customized to meet its client’s individual needs and flexible enough to cope with an ever-changing business environment.

The Company is uniquely positioned in the industry to market its services to both commercial shippers and third party logistics companies such as; warehouse management, transportation management, air/ocean freight forwarders, integrated air carriers, passenger and cargo airlines. The Company offers a high level of service with emphasis on time critical and damage free delivery. The Company locates facilities in close proximity to airports to maintain strict service schedules. The majority of shipments handled in the Company’s network are delivered overnight. Segmentz objective is to build a Company that supports “segments” of customer’s supply chain initiatives. The Company sustains a competitive advantage by providing flexible, customized, end-to-end solutions, which utilize experienced personnel and technology to exceed the customer’s expectations.

The Segmentz acquisition strategy focuses on integrating logistics businesses that will enhance service offerings within our current market areas as well as extend our network to targeted locations in the Midwestern and Southeastern United States. The Company selects acquisition targets based upon their ability to demonstrate: (1) consistent profitability; (2) history of service level delivery and brand identity; (3) regional or service niche and position that is accretive to our current footprint and overlaps or enhances our current service offerings; and (4) creates maximum capacity and equipment utilization to stabilize a platform that will support continued enterprise revenue growth that drives profitability.

Segmentz intends to create additional stockholder value by: (1) improving productivity by adopting enhanced technologies and business processes; (2) improving transportation margins by leveraging our growing purchasing power and (3) enhancing the opportunity for organic growth by cross-selling and offering expanded services to new and existing customers.

There are a variety of risks associated with the Company’s ability to achieve strategic objectives, including the ability to acquire and profitably manage additional businesses, current reliance on key customers, the risks inherent in expanding, and the intense competition in the industry for customers and for the acquisition of additional businesses. For a more detailed discussion of these risks, see the section of this Item 1 entitled “Risks Particular to The Company’s Business.”

CRITICAL ACCOUNTING POLICIES

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews its estimates, including but not limited to, recoverability of long-lived assets, recoverability of prepaid expenses, valuation of investments and allowance for doubtful accounts, on a regular basis and makes adjustments based on historical experiences and existing and expected future conditions. These evaluations are performed and adjustments are made as information is available. Management believes that these estimates are reasonable; however, actual results could differ from these estimates.

Financial instruments, which potentially subject the Company to concentrations of credit risk, are cash and cash equivalents and accounts receivables.

The majority of cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and, therefore, bear minimal risk.

Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers and wide range of industries and locations served. No customer comprised more than ten percent of the December 31, 2003 or 2002 customer accounts receivable balance. One customer represented approximately 20% of the sales for the year ended December 31, 2003 and another customer represented approximately 18% of sales for the year ended December 31, 2002. The one significant customer for the year ended 2003 is related to a multi-year contract with a national logistics company, providing service to an investment credit grade, Fortune 500™ manufacturing company.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company within the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of the receivables, previous history with the customer and the customer’s current ability to pay its obligation. Based on managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $1,080,000 and $137,000 is considered necessary as of December 31, 2003 and 2002, respectively.

Accrued liabilities consist primarily of estimates that take into account potential income or expense that may be generated related to credits, offsets, deposits or prepaid amounts that may become payable to customers. These amounts are accrued to estimate the potential liability that may exist and are based on managements’ review of historical data and projections regarding credits or offsets that might become due. Management believes that the estimated accrued liabilities are reasonable in comparison to such historical data; however, actual results could differ from these estimates. A ten percent variation from this estimate could be an additional expense or income of approximately $24,000.

RESULTS OF OPERATIONS

Year ended December 31, 2003 compared to year ended December 31, 2002

The following table summarizes the Company’s total revenues, net transportation revenues and other revenues:

	2003	2002	Change	Percent
Total revenue	$14,687,754	$9,994,506	$4,693,248	47%

Cost of goods sold	11,118,710	7,781,632	3,337,078	43%

Gross Profit	3,569,044	2,212,874	1,356,170	61%
Selling, General & Administrative	3,309,875	1,743,476	1,566,399	90%

Net income	$203,163	$374,115	$(170,952)	(-45%)

CAPITALIZATION

The following table sets forth the Company’s capitalization as of December 31, 2003. The table should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this Form 10-KSB filing. The table does not give effect to the issuance of up to 7,386,498 shares of common stock in the event common stock purchase warrants and options that have been granted, are exercised or the issuance of up to 776,896 shares in the event of the conversion into common stock of shares of the Company’s preferred stock that were issued and outstanding as of December 31, 2003.

Total current liabilities	$3,853,377
Long-term loan	351,466
Shareholder’s equity:
Common Stock, $0.001 par value, 40,000,000 shares authorized, 17,087,840 shares issued and outstanding	17,088
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 773,896 shares issued or outstanding	773,896
Additional paid-in capital	7,427,013
Retained earnings	108,217
Total shareholder’s equity	8,326,214

Total revenues were approximately $14,688,000 for the year ended December 31, 2003, an increase of approximately $4,693,000 million or 47% over total revenues of approximately $9,995,000 the comparable period in 2002. approximately $600,000 or 4% of the increase in total revenues was attributable to the operations of the businesses the Company acquired in 2003; approximately $4,093,000 or 28% was due to an increase in Segmentz’ core revenues (“organic growth”); and Segmentz terminated relationships with its largest customer in 2002, representing approximately $1,191,000 of business during the year ending December 31, 2002, resulting in approximately 60% of organic growth for Segmentz during the year ending December 31, 2003. Revenues were lower than expected in the fourth quarter due to the timing of holiday schedules. Additionally, the Company did not complete its Dasher Express acquisition until December 31, 2003.

Costs of services provided, which consist primarily of payment for trucking services, fuel, insurance, sales, marketing and general and administrative support increased by approximately $3,337,100 or 43%, to approximately $11,118,700 for the year ended December 31, 2003, as compared to approximately $7,781,600 for the year ended December 31, 2002. As a percentage of revenues, trucking and transport related services of fuel, insurance, sales and marketing are aggregated as cost of goods sold and amounted to 77% of related revenues for the year ended December 31, 2003, as compared to 78% for the year ended December 31, 2002. The increase in cost of services provided resulted primarily from corresponding increase in business, as well as increased network size resulting from planning for expansion and delivery of stated service levels to our customers. The Company had a $30,000 claim in the fourth quarter which was a contributing factor in the increase in cost of services.

Gross margin increased by approximately $1,356,170 or 61%, to approximately $3,569,044 for the year ended December 31, 2003, as compared to approximately $2,212,874 for the year ended December 31, 2002. This increase is primarily attributed to (i) increased sales; (ii) acquisitions; and (iii) successful cross-selling and marketing within the Company’s facilities based network.

General and administrative expenses increased by approximately $1,566,400 or 90%, to approximately $3,309,900 for the year ended December 31, 2003, up from approximately $1,743,500 for the year ended December 31, 2002. This increase was a result of (i) significant costs incurred to prepare company infrastructure for rapid integration and expansion of target entities; (ii) increased costs of being a fully reporting public company; and (iii) an increase in staff and facilities costs through the year to manage growth. The Company believes it is sufficiently staffed for it’s 2004 anticipated growth.

The Company earned $203,163 for the fiscal year ended December 31, 2003, as opposed to approximately $374,115 for the fiscal year ended December 31, 2002. This reduction in earnings was primarily due to (i) cost associated with the Company expanding infrastructure to support growth; (ii) $30,000 claim in the fourth quarter; (iii) timing of the holiday schedule in quarter four; and (iv) the delay in obtaining a more favorable credit facility.

Basic earnings per share from continuing operations for the year ended December 31, 2003, decreased by $.04 per share to $0.2 per share, as compared to $.06 per share for December 31, 2002.

Liquidity and Capital Resources

In July of 2003, the Company closed a private placement where it issued a total of 2,673,334 shares of its common stock, and warrants to purchase up to 1,336,667 shares of its common stock, for $1.25 per share for a period of 5 years, to 58 accredited investors. The Company received $2,005,000 in consideration for the issuance of the securities, less placement fees and other offering costs associated with the private placement. The securities were issued pursuant to the exemption from registration provided by Rule 506 of Regulation D. The Company incurred offering costs of approximately $310,000 in cash and issued an option to buy 267,334 units, at $1.50 per unit, each unit consisted of two shares of common stock and one warrant to purchase stock at an exercise price of $1.25 per share.

In the third quarter of 2003 ten institutional investors, all of whom were accredited, purchased approximately 4,000,000 shares of common stock and warrants to purchase approximately 2,724,500 shares of the Company’s common stock, at a weighted average price of $1.40 per share for a period of 5 years under an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The Company received $2,810,000 in connection with this offering and incurred offering costs approximating $510,000 in cash and 300,000 options to purchase common stock at an exercise price of $1.40 per share.

In December of 2003 the Company raised approximately $2,750,000 through the issuance of a total of 2,750,000 shares of the Company’s common stock, and warrants to purchase up to 1,375,000 shares of the Company’s common stock, for $1.50 per share for a period of 5 years, to 3 institutional investors. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. In connection with this offering the Company incurred offering costs of approximately $500,000 in cash and approximately 200,000 options to purchase stock at a strike price of $1.50 per share.

In July 2003 the Company entered into a $270,000 note with Fifth Third Bank that provided for monthly payments over a term of 24 month at an interest rate of 8% per annum. The note was executed as partial consideration for equipment and other assets purchased from Fifth Third Bank. The purchased assets collateralize the loan.

In July 2003 the Company entered into two loans with Daimler Chrysler Services to purchase equipment. The terms were for 24 months and 30 months with interest rates of approximately 9.5% and 9.8% respectively. The purchased assets collateralize the loans.

In September of 2003 the Company entered into a master agreement with GE Capital Fleet Services for up to $750,000 of credit related to either loans or capital leases. Under that master agreement the Company entered into a 36 month loan with an interest rate of approximately 5.85%. The purchased assets collateralize the loan. At December 31, 2003 there was approximately $545,000 available borrowing under that master agreement.

As part of an acquisition in October 2003 the Company assumed a variable rate promissory note with Commerce Bank for approximately $140, 000 with a term of five years. At December 31, 2003 the interest rate was approximately 5%. As of December 31, 2003 the loan was classified current as the note was fully paid as of January 2004.

The Company may receive proceeds in the future from the exercise of warrants and options outstanding as of March 1, 2004 in accordance with the following schedule:

	Number of Shares	Proceeds
Options outstanding under the Company’s Stock Option Plan	300,000	$375,000
Non-Plan Options	300,000	363,000
Warrants	6,436,500	8,689,275

Total	7,036,500	$9,427,275

The Company believes that current working capital, anticipated cash flow from operations and existing credit facilites are adequate to support existing operations and to implement acquisition strategy in the short-term. However, the Company will need additional financing to pursue the acquisition strategy in the longer term. The Company intends to finance these acquisitions primarily using cash, funds from the Company’s debt facility and shares of the Company’s common stock or other securities. In the event that the Company’s common stock does not attain or maintain a sufficient market value or potential acquisition candidates are otherwise unwilling to accept the Company’s securities as part of the purchase price for the sale of their businesses, the Company may be required to utilize more of the Company’s cash resources, if available, in order to continue our acquisition program. If the Company does not have sufficient cash resources through either operations or from debt facilities, growth could be limited unless the Company is able to obtain such additional capital.

To ensure that the Company has adequate near-term liquidity as of January 2004, the Company obtained a revolving credit facility of $1.75 million (the “Facility”) with Merrill Lynch Business Financial Services, Inc. (MLBFS) that is collateralized by accounts receivable and other assets of the Company and its subsidiaries. The Facility requires the Company and its subsidiaries to comply with certain financial covenants. Advances under the Facility are available for general corporate purposes. Pending filing of the Company’s Form 10-KSB, there is a provision that requires lender consent to complete any acquisition. The Company expect that the cash flow from the Company’s existing operations and any other subsidiaries acquired during the year will be sufficient to supports operations and some portion, if not all, of the contingent earn-out payments or other cash requirements associated with the Company’s acquisitions. Therefore it is anticipated that the Company’s primary uses of capital in the near term will be to finance the cost of new acquisitions and to pay any portion of existing earn-out arrangements that cash flow from operations is otherwise unable to fund.

Below are descriptions of acquisitions completed during the year with a breakdown of consideration paid at closing and future potential earn-out payments.

On October 1, 2003 Segmentz Inc. acquired all of the outstanding stock of Bullet Freight Systems of Miami, Inc., Bullet Freight Systems of Palm Beach, Inc., Bullet Courier Services, Inc., Bullet Freight Systems of Orlando, Inc., Bullet Freight Systems, Inc. and B.C.S. Transportation (“Bullet”). Bullet provides local pickup, delivery, warehouse management and expedited freight services in Miami and Palm Beach, FL. As consideration for the purchase the Company paid $225,000 in cash, which was available from working capital and 225,000 shares of common stock of Segmentz, Inc., and conditional payments that could total $400,000 over a four year period based on the financial performance of the business. The total purchase price, which includes acquisition costs of approximately $20,000, but excludes the contingent consideration, was $497,000.

On December 31, 2003, the Segmentz, Inc. acquired all of the outstanding capital stock of Dasher Express, Inc. (“Dasher”). Dasher is in the business of providing expedited trucking, schedule line haul movements, trade show transportation and integrated third party logistics services. As consideration for the purchase the Company paid $1,300,000 cash, 538,462 shares of Segmentz, Inc.’s common stock and conditional payments that could total up to $800,000 over a four year period based on the financial performance of the business. The total purchase price includes acquisition costs of approximately $50,000, but excludes the contingent consideration, was $2,050,000.

The Company will be required to make significant payments in the future if the earn-out installments under the Company’s various acquisitions become due. While the Company believes that a significant portion of the required payments will be generated by the acquired subsidiaries, the Company may have to secure additional sources of capital to fund some portion of the earn-out payments as they become due. This presents the Company with certain business risks relative to the availability and pricing of future fund raising, as well as the potential dilution to the Company’s stockholders if the fund raising involves the sale of equity.

The Company has potential earn-out payments due to the shareholders of Bullet Freight Systems, Inc. (and other related entities acquired by the Company contemporaneous with the acquisition of BFS), Dasher Express Inc., and to the sole shareholder of Frontline Freight, for the assets purchased. These earn out amounts are tied directly to divisional performance of the respective entities and are paid out of cash flows, mitigating any risks that might exist for contingent payments tied to other performance indicators. The Company will examine the annual benchmarks for each earn-out payment and will reserve any potential funds due under these agreements at the end of each fiscal quarter when the pro-rated annual benchmark is achieved for that quarterly period.

The Company is a defendant in a number of legal proceedings. Although the Company believes that the claims asserted in these proceedings are without merit, and the Company intends to vigorously defend these matters, there is the possibility that the Company could incur material expenses in the defense and resolution of these matters. Furthermore, since the Company has not established any reserves in connection with such claims, any such liability, if at all, would be recorded as an expense in the period incurred or estimated. This amount, even if not material to the Company’s overall financial condition, could adversely affect the Company’s results of operations in the period recorded.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. The Company does not have any variable interest entities whose financial results are not included in the consolidated financial statement.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003, except for mandatorily redeemable financial instruments. Mandatorily redeemable financial instruments are subject to the provisions of this statement beginning on January 1, 2004. We have not entered into or modified any financial instruments subsequent to May 31, 2003 effected by this statement. We do not expect the adoption of this statement will have a material impact on our financial condition or results of operations.

Item 7.	Financial Statements

Consolidated Financial Statements

Segmentz, Inc.

Years Ended December 31, 2003 and 2002

Independent Auditors’ Report

Segmentz, Inc.

Consolidated Financial Statements

Years Ended December 31, 2003 and 2002

Independent Auditors’ Report

Independent Auditors’ Report

Board of Directors

Segmentz, Inc.

Tampa, Florida

We have audited the accompanying consolidated balance sheets of Segmentz, Inc. as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the management of Segmentz, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Segmentz, Inc. as of December 31, 2003 and 2002 and the results of its consolidated operations and its consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Pender Newkirk & Company

Certified Public Accountants

Tampa, Florida

February 27, 2004

Segmentz, Inc.

Consolidated Balance Sheets

	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$2,029,298	$3,758
Accounts receivable, net of allowances of $1,080,177 and $136,644 at December 31, 2003 and 2002, respectively	4,402,657	3,017,091
Other receivables		40,741
Other current assets	40,000
Prepaid expenses	818,744	295,425

Total current assets	7,290,699	3,357,015
Property & equipment, net of accumulated depreciation	3,072,010	211,063

Goodwill	1,550,446
Other long-term assets	963,938
Loans and advances	104,943	25,611

Total other assets	2,619,327	25,611

	$12,982,036	$3,593,689

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,492,896	$706,407
Accrued salaries and wages	175,288	6,770
Accrued expenses, other	320,829	161,033
Short-term portion of long-term debt	791,200
Advances from shareholder		51,177
Other current liabilities	40,456
Obligation due under factoring arrangement	1,032,708	1,709,097

Total current liabilities	3,853,377	2,634,484
Long-term liabilities:
Notes payable and capital leases	351,466
Deferred tax liability	450,979
Stockholders’ equity:
Convertible preferred stock; 10,000,000 shares authorized; 773,896 and 1,189,019 shares issued and outstanding at December 31, 2003 and 2002, respectively	773,896	1,202,639
Common stock; $.001 par value; 40,000,000 shares authorized; 17,087,840 and 6,778,913 shares issued and outstanding at December 31, 2003 and 2002, respectively	17,088	6,779
Additional paid-in capital	7,427,013	19,001
Retained earnings (accumulated deficit)	108,217	(269,214)

Total stockholders’ equity	8,326,214	959,205

	$12,982,036	$3,593,689

The accompanying notes are an integral part of the financial statements.

Segmentz, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2003	2002
Revenues:
Operating revenue	$14,390,113	$9,960,810
Consulting and other revenue	297,641	33,696

	14,687,754	9,994,506

Expenses:
Operating expenses	11,118,710	7,781,632
General and administrative expenses	3,309,875	1,743,476
Gain on sale of fixed asset	(71,742)	(43,830)
Other income	(103,808)	—
Interest expense	257,521	139,113

	14,510,556	9,620,391

Income before taxes	177,198	374,115
Income tax expense	(25,965)	—

Net income	$203,163	$374,115
Gain on repurchase of preferred stock	174,268	—

Net income applicable to common stock	$377,431	$374,115

Basic income per share of common stock	$.04	$.06

Weighted average common stock outstanding	9,403,695	6,565,242

Net income per share of common stock	$.04	$.05

Weighted average diluted common stock outstanding	10,630,956	7,956,009

The accompanying notes are an integral part of the financial statements.

Segmentz, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2003 and 2002

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2001	1,200,794	$1,200,794	6,502,913	$6,503	$(6,403)	$(643,329)	$557,565
Redemption of Series B redeemable convertible preferred stock	(11,975)	(11,975)					(11,975)
Series C redeemable convertible preferred & common stock payable	200	13,820	26,000	26	16,154		30,000
Issuance of common stock			250,000	250	2,250		2,500
Issuance of warrants for services						7,000	7,000
Net income						374,115	374,115
Balance, December 31, 2002	1,189,019	1,202,639	6,778,913	6,779	19,001	(269,214)	959,205
Redemption of series B & C preferred stock	(415,123)	(428,743)					(428,743)
Issuance of common stock, net			10,308,927	10,309	7,408,012		7,418,321
Net income applicable to common stock						377,431	377,431

Balance, December 31, 2003	773,896	$773,896	17,087,840	$17,088	$7,427,013	$108,217	$8,326,214

The accompanying notes are an integral part of the financial statements.

Segmentz, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2003	2002
Operating activities
Net income applicable to common stock	$377,431	$374,115

Adjustments to reconcile net income to net cash used in operating activities:
Provisions for allowance for doubtful accounts	132,529	210,279
Depreciation and amortization	179,171	101,764
Gain on the redemption of preferred stock	(174,268)
Gain on forgiveness of debt	(98,829)
Gain on sale of asset	(71,742)
Non-cash expense relating to issuance of stock and warrants	44,583	7,000
Valuation on deferred tax asset	(97,600)
Changes in:
Accounts receivables	(245,846)	(2,218,794)
Prepaid expenses and other current assets	(40,000)	(69,428)
Other current assets	(496,122)
Other receivables	40,741
Other assets	(65,326)
Accounts payable	433,101	82,730
Accrued expenses	(129,092)	20,869
Accrued salaries and wages	128,540
Other liabilities	(8,565)

Total adjustments	(468,736)	(1,909,590)

Net cash used in operating activities	(91,305)	(1,535,475)

Investing activities
Acquisition of business, net of cash acquired	(1,500,543)
Acquisition of Murphy Assets	(1,951,851)
Acquisition of property and equipment	(857,570)	(42,339)
Loans and advances	(72,607)
Proceeds from sale of equipment		95,150
Loans, advances, and other receivables		(5,736)

Net cash provided by (used in) investing activities	(4,310,829)	47,075

Financing activities
Net obligations incurred under factoring arrangements	(676,389)	1,069,636
Redemption or conversion of preferred shares	(254,475)
Proceeds from sale of equity	6,404,009	32,500
Proceeds and payments from debt, net	954,529
Advances from stockholder		350,533

Net cash provided by financing activities	6,427,674	1,452,669

Net increase (decrease) in cash and cash equivalents	2,025,540	(35,731)
Cash and cash equivalents, beginning of year	3,758	39,489

Cash and cash equivalents, end of period	$2,029,298	$3,758

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during the year for interest	$254,500	$155,192

During the year ended December 31, 2002, a stockholder offset $299,256 of amounts due him against receivables which were deemed to be uncollectible in accordance with a guarantee of that stockholder, and the majority stockholder satisfied $11,975 of proceeds he owed the Company by redeeming 11,975 shares of his preferred stock.

The accompanying notes are an integral part of the financial statements.

Segmentz, Inc.

Notes to Consolidated Financial Statements

Years ended December 31, 2003 and 2002

1.	Significant Accounting Principles

Basis of Presentation

Segmentz, Inc. and its wholly owned subsidiaries (“the Company”) provide regional outsourced trucking, time definite transportation, dedicated delivery and supply chain management services within a network of cross dock facilities throughout the east.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Segmentz, Inc. and all of its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The Company does not have any variable interest entities whose financial results are not included in the consolidated financial statements.

Use of Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews its estimates, including but not limited to, recoverability of long-lived assets, recoverability of prepaid expenses, valuation of investments and allowance for doubtful accounts, on a regular basis and makes adjustments based on historical experiences and existing and expected future conditions. These evaluations are performed and adjustments are made as information is available. Management believes that these estimates are reasonable; however, actual results could differ from these estimates.

Reclassifications

Certain prior year amounts shown in the accompanying consolidated financial statements have been reclassified to conform with the 2003 presentation. These reclassifications did not have any effect on total assets, total liabilities, total stockholders’ equity or net income.

Segmentz, Inc.

Notes to Consolidated Financial Statements

Years ended December 31, 2003 and 2002

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments in money market funds with high quality financial institutions. The Company considers all highly liquid instruments purchased with a remaining maturity of less than three months at the time of purchase as cash equivalents.

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, are cash and cash equivalents and accounts receivables.

The majority of cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and, therefore, bear minimal risk.

Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers and wide range of industries and locations served. No customer comprised more than ten percent of the December 31, 2003 or 2002 customer accounts receivable balance. One customer represented approximately 20% of the sales for the year ended December 31, 2003 and another customer represented approximately 18% of sales for the year ended December 31, 2002. The one significant customer for the year ended 2003 is related to a multi-year contract with a national logistics company, providing service to a Fortune 500™ manufacturing company (whose credit is investment grade).

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customers payment history and the customer’s current ability to pay its obligation. Based on managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $1,080,000 and $137,000 is considered necessary as of December 31, 2003 and 2002, respectively. We do not accrue interest on past due receivables.

Segmentz, Inc.

Notes to Consolidated Financial Statements

Years ended December 31, 2003 and 2002

Factoring Arrangement

During the second quarter of 2002, the Company entered into an agreement with a factoring company to provide for the borrowing against eligible receivables of up to ninety percent (90%) of the face value of such receivables. The borrowings against eligible receivables is not a true sale and the company maintains any advances under this agreement as an obligation due under factoring arrangement and any receivables, net of allowances for losses, as assets pursuant to Statements of Financial Accounting Standards (“SFAS”) No. 140 “Accounting for transfers and servicing of financial assets and extinguishment of liabilities,” such amounts are not sold without recourse and therefore reported in accordance with provisions of applicable rules and guidelines. As of January 31, 2004 the company terminated this arrangement and paid the obligation due under factoring arrangement in full.

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repair costs are expensed as incurred. Major improvements that increase the estimated useful life of an asset are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in the results of operations. Depreciation is calculated by the straight-line method over the following estimated useful lives of the related assets:

Years
Land	0
Building and improvements	39
Equipment	2-7
Office equipment	3-10
Warehouse equipment and shelving	3-7
Computer equipment and software	2-5
Leasehold improvements	Lease term

Segmentz, Inc.

Notes to Consolidated Financial Statements

Years ended December 31, 2003 and 2002

Goodwill

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations.

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires an annual impairment test for goodwill and intangible assets with indefinite lives. Under the provisions of SFAS No. 142, the first step of the impairment test requires that the Company determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. The Company acquired all of the goodwill in the current year and is in the process of obtaining a valuation on each acquisition. Management does not believe there is any impairment of goodwill at December 31, 2003 In the future, the Company expects to perform the annual test during its fiscal third quarter unless events or circumstances indicate impairment of the goodwill may have occurred before that time

Segmentz, Inc.

Notes to Consolidated Financial Statements

Years ended December 31, 2003 and 2002

Other Long-Lived Assets

Other long-lived assets primarily related to capitalized set up costs that are recovered over the term of multi-year contacts and acquired identifiable intangible assets.

During the year ended December 31, 2003 the Company capitalized approximately $162,000 of direct and incremental setup costs that are scheduled to be reimbursed by a customer over the term of the contract. These costs are amortized over the remaining life of that contract. As of December 31, 2003 accumulated amortization related to these setup costs was approximately $25,000.

Acquired identifiable intangible assets of approximately $825,000 consist of the present value of excess cash flows from favorable lease transactions and favorable insurance rates, and safety history from an asset acquisition. These intangibles are amortized on a straight-line method over 1 to 5 years and favorable lease agreements are amortized using the straight-line method over contract period, which is five years. As of December 31, 2003, there was no accumulated amortization related to these identifiable intangible assets. The yearly amortization expense related to these assets will be approximately $210,000 in 2004 and $155,000 for subsequent years.

The Company follows the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. For the year ended December 31, 2003 there was no impairment recorded related to these long-lived assets.

Segmentz, Inc.

Notes to Consolidated Financial Statements

Years ended December 31, 2003 and 2002

Accrued Expenses, Other

Accrued liabilities consist primarily of estimates that take into account potential income or expense that may be generated related to credits, offsets, deposits or prepaid amounts that may become payable to customers. These amounts are accrued to estimate the potential liability that may exist and are based on managements’ review of historical data and projections regarding credits or offsets that might become due. Management believes that the estimated accrued liabilities are reasonable in comparison to such historical data; however, actual results could differ from these estimates. A ten percent variation from this estimate could be an additional expense or income of approximately $24,000.

Estimated fair value of financial instruments

The aggregated net fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, receivables, payable, accrued expenses and short-term borrowings. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company’s debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

Revenue Recognition

Operating revenues for the Company are recognized on the date the freight is delivered or the services are performed. Related costs of delivery of shipments in transit or services in progress are accrued as incurred and expensed when the revenue is recognized.

Segmentz, Inc.

Notes to Consolidated Financial Statements

Years ended December 31, 2003 and 2002

Income Taxes

Taxes on income are provided in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax bases of particular assets and liabilities and the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the enactment date. A valuation allowance is provided to offset the net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. During the year ended December 31, 2003 it became evident to management that the valuation allowance related to prior year deferred tax assets was no longer deemed necessary and the valuation of approximately $97,000 was reversed.

Stock-Based Compensation

The Company accounts for stock based compensation under the intrinsic value method of accounting for stock based compensation and has disclosed pro forma net income and earnings per share amounts using the fair value based method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation.” The Company has implemented the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. There was no stock based compensation given to employees during the year ended December 31, 2002.

Segmentz, Inc.

Notes to Consolidated Financial Statements

Years ended December 31, 2003 and 2002

For the year ended December 31, 2003:

Net income applicable to common stockholders:
As reported	$377,431

Total stock-based employee compensation expense included in reported net income applicable to common stockholder, net of tax	—
Total stock-based employee compensation determined under fair value based method, net of related tax effects	(86,805)

Pro forma
Net income applicable to common stockholders	$290,626

Earnings per share

Basic – as reported	$0.04
Basic – pro forma	$0.03

Diluted earnings per share

Diluted – as reported	$0.04
Diluted – pro forma	$0.03

The preceding pro forma results were calculated with the use of the Black-Scholes option pricing model. The following assumptions were used for the year ended December 31, 2003 (1) risk-free interest rate of 2.80%, (2) no dividend yield (3) expected lives of between 4.0 and 5.0 years (4) volatility of 50%. Results may vary depending on the assumptions applied within the model. Compensation expense recognized in providing pro forma disclosures may not be representative of the effects on net income for future years.

Earnings Per Share

Earnings per common share are computed in accordance with SFAS No. 128, “Earnings Per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year.

Segmentz, Inc.

Notes to Consolidated Financial Statements

Years ended December 31, 2003 and 2002

Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year.

Recently Issued Financial Accounting Standards

“Consolidation of Variable Interest Entities”

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. The Company does not have any variable interest entities whose financial results are not included in the consolidated financial statement.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003, except for mandatorily redeemable financial instruments. Mandatorily redeemable financial instruments are subject to the provisions of this statement beginning on January 1, 2004. We have not entered into or modified any financial instruments subsequent to May 31, 2003 affected by this statement. We do not expect the adoption of this statement will have a material impact on our financial condition or results of operations.

Segmentz, Inc.

Notes to Consolidated Financial Statements

Years ended December 31, 2003 and 2002

2.	Property and Equipment

Property and equipment consists of the following:

	December 31,
	2003	2002
Land	$100,000	$—
Building and improvements	350,000	—
Leasehold improvements	329,813	4,462
Office equipment	363,088	56,620
Equipment	1,605,206	—
Warehouse equipment	148,760	148,760
Warehouse shelving	51,947	51,947
Computer equipment	135,363	61,000
Computer software	295,131	41,140

	3,379,308	363,929
Less: Accumulated depreciation and amortization	(307,298)	(152,866)

	$3,072,010	$211,063

Depreciation and amortization expense of property and equipment totaled approximately $154,000 and $103,000 for 2003 and 2002, respectively.

3.	Loans and Advances

Loans and advances primarily relates to a stockholder of the company, which borrowed approximately $80,000. The loan is due in 2004 and bears interest and six percent per annum. This loan is collateralized by 773,896 shares of the Company’s preferred A stock, which have a face value of $1.00 per share. In the event that the Preferred Shares are converted to Common Stock, such stock will collateralize this loan until it is repaid.

Segmentz, Inc.

Notes to Consolidated Financial Statements

Years ended December 31, 2003 and 2002

4.	Goodwill

The change in the carrying amount of goodwill for the year ended December 31, 2003 is as follows:

December 31, 2002	$—
Acquisition (see note 11 to consolidated financial statements)	1,550,446

December 31, 2003	$1,550,446

5.	Obligations Due Under Factoring Arrangement

The Company factors a significant portion of its accounts receivable. During the years ended December 31, 2003 and 2002, the Company utilized the services of several factoring companies. Accounts receivable are factored to companies with full recourse for unpaid invoices in excess of 90 days old. The most recent agreement provides for the payment of factoring fees at 2.5 percent of each invoice factored. As of January 31, 2004 the Company terminated the factoring agreement and the obligation due under factoring arrangement was fully satisfied.

6.	Notes Payable and Capital Leases

In February 2003 the Company entered into a note with Sports Funding, Inc for a term of eighteen months. The note was for $250,000, at an interest rate of 12% per annum plus an origination fee of $5,000 and 250,000 three-year warrants at $1.01 per share. In addition to all assets of the Company, tangible or intangible, collateralizing the loan, the Chief Executive Officer and the Chief Financial Officer personally pledged a security interest in all the Segmentz, Inc. common stock and preferred stock owned by them. Interest was payable monthly with the entire principle balance being due at the end of eighteen months.

In April 2003 the above agreement was amended to increase the borrowed amount by $100,000. The terms of the loan were the same as above with an additional 100,000 three-year warrants issued at a price of $1.15 per share. All of the warrants were callable by the Company if the last sale price of the common stock is at least 166.6% of the then current exercise price for 10 consecutive trading days.

Segmentz, Inc.

Notes to Consolidated Financial Statements

Years ended December 31, 2003 and 2002

6.	Notes Payable and Capital Leases (con’t)

In consideration for accelerating the due date from August 2004 to February 2004, Sports Funding forgave approximately $98,800 of the outstanding principle. For the year ended December 31, 2003 the gain on the forgiveness of debt was recognized as other income. Subsequent to Segmentz, Inc. paying off the debt, the President of Sports Funding, Inc. was nominated and accepted a position on the Board of Directors.

In July 2003 the Company entered into a $270,000 note with Fifth Third Bank for a term of 24 month at an interest rate of 8% per annum. The note was executed as partial consideration for equipment and other assets purchase from Fifth Third Bank. The purchased assets collateralize the loan.

In July of 2003 the Company entered into two loans with Daimler Chrysler Services to purchase equipment. The terms were for 24 months and 30 months with interest rates of approximately 9.5% and 9.8% respectively. The purchased assets collateralize the loans.

In September of 2003 the Company entered into a master agreement with GE Capital Fleet Services for up to $750,000 of credit related to either loans or capital leases. Under that master agreement the Company entered into a 36 month loan with an interest rate of approximately 5.85%. The purchased assets collateralize the loan. At December 31, 2003 there was approximately $545,000 available borrowing under that master agreement.

As part of an acquisition in October 2003 the Company assumed a variable rate promissory note with Commerce Bank with a term of five years. At December 31, 2003 the interest rate was approximately 5%. As of December 31, 2003 the loan was classified current as the note was fully paid as of January 2004.

As part of an acquisition at December 31, 2003 the Company assumed a “504” note with the U.S. Small Business Administration under the Certified Development Company Program for a term of 20 years. The note was originally for $85,000 at an interest rate of 8.374% and was collateralized by the Lexington, Kentucky building. As of December 31, 2003 the loan was classified as current as it was fully paid as of February 2004

As part of an acquisition at December 31, 2003 the Company assumed various other notes payable, which are collateralized by equipment. The terms range from three to five years with interest rates ranging from 0% to 7% with varying payoff dates during 2004.

Segmentz, Inc.

Notes to Consolidated Financial Statements

Years ended December 31, 2003 and 2002

6.	Notes Payable and Capital Leases (con’t)

During the year ended December 31, 2003 the Company entered into several capital leases for computer software, computer equipment and operational equipment. The terms range from two to four years with interest rates ranging from approximately 5.8% to approximately 12%. All of the assets either transfer ownership at the end of the lease or have a bargain purchase agreement.

The balances outstanding as of December 31, 2003 on the above debt instruments are as follows:

Sports Funding loan	$251,171
Fifth Third loan	205,143
Daimler Chrysler loan	150,751
GE Capital loan	143,383
Commerce Bank loan	128,333
SBA loan	61,961
Other notes payable	18,550
Interchange (capital leases)	93,959
GE Capital (capital leases)	62,570
Other capital leases	26,845

1,142,666
Less: current portion	791,200

Long-term portion of notes payable	$351,466

The following is a schedule by year of future minimum principle payments required under the terms of the above notes payable as of December 31, 2003:

2004	$791,200
2005	234,446
2006	115,813
2007	1,207
2008	—
Thereafter	—

$1,142,666

Segmentz, Inc.

Notes to Consolidated Financial Statements

Years ended December 31, 2003 and 2002

7.	Commitments and Contingencies

Lease Commitments

The following is a schedule by year of future minimum payments required under operating leases that have an initial or remaining non-cancelable lease term in excess of one year as of December 31, 2003:

2004	$672,769
2005	625,952
2006	405,538
2007	99,600
2008	1,558
Thereafter	—

$1,805,417

The Company rents equipment and facilities under operating leases with lease terms of less than one year.

Rent expense amounted to approximately $295,000 and $276,000 for the years ended December 31, 2003 and 2002, respectively.

Litigation

In the ordinary course of business, the Company may be a party to a variety of legal actions that affect any business. The Company does not anticipate any of these matters or any matters in the aggregate to have a material adverse effect on the Company’s business or its financial position or results of operations.

Regulatory Compliance

The Company’s activities are regulated by state and federal regulatory agencies under requirements that are subject to broad interpretations. The Company cannot predict the position that may be taken by these third parties that could require changes to the manner in which the Company operates.

Segmentz, Inc.

Notes to Consolidated Financial Statements

Years ended December 31, 2003 and 2002

8.	Equity

Convertible Preferred Stock

The authorized preferred stock of the Company consists of 10,000,000 shares at $.001 par value, of which 773,896 shares of Series A convertible preferred stock (“Series A Preferred Stock”) outstanding as of December 31, 2003 and 2002 and 414,923 shares of Series B convertible preferred stock (“Series B Preferred Stock”) was outstanding as of December 31, 2002. In addition the Company authorized the issuance of up to 250,000 shares of Series C Redeemable Convertible Preferred Stock (“Series C Preferred Stock”). There were no outstanding shares at December 31, 2003 and 20,000 shares outstanding at December 31, 2002. The company records preferred stock as issued when the consideration is received or the obligation is incurred.

Series A Redeemable Convertible Preferred Stock

Each share of the Series A Preferred Stock is convertible, at the option of the holder, at any time into shares of common stock of the Company at a conversion price equal to the trading price of the shares or at the price of the last placement of shares by the Company, whichever is less. Interest on the shares of the Series A Preferred Stock does not accrue. The Series A Preferred Stock is redeemable at the option of the Company for cash at a rate of $1.00 per share. The holders of the preferred stock are entitled to vote, together with the holders of common stock, on all matters submitted to stockholders for a vote. Each preferred stockholder is entitled to the number of votes equal to the number of shares of preferred stock convertible at the time of such vote.

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

Segmentz, Inc.

Notes to Consolidated Financial Statements

Years ended December 31, 2003 and 2002

8.	Equity (con’t)

Series B Convertible Preferred Stock

Each share of the Series B Preferred Stock is convertible, at the option of the holder, at any time into shares of common stock of the Company at a conversion price equal to the trading price of the shares or at the price of the last placement of shares by the Company, or at $1.00, whichever is greater. In addition to voting rights and preferred liquidation rights.

During the year ended December 31, 2002 the Company elected to retire 11,975 shares of Series B Stock based upon a then-favorable conversion when compared with the potential floor conversion price of $.50 per share, reducing the number of shares outstanding to 414,923. The Company subsequently renegotiated a revision in the floor of the conversion price to $1.00 per share.

Pursuant to a condition of the Company’s private placement and agreed to by the Company and the preferred stock holder, the Company redeemed all 414,923 outstanding shares of preferred B stock for the price of approximately $240,655. At the time of redemption, the value of the preferred shares was approximately $414,923 and the Company recognized a gain on repurchase of preferred shares of approximately $174,268.

Series C Redeemable Convertible Preferred Stock

Each share of the Series C Preferred Stock is redeemable for $100 within six months of their date of issuance, in addition to interest of ten percent per annum; or bears penalty interest of 5 shares of Common Stock of the Company for each month the Company fails to redeem after the six month period has expired, or can convert, at the Holders option, after failure to redeem within nine months into Senior Debt of the Company, subordinate in nature to any Senior Debt that is in place at the time of the conversion, bearing interest at 12% per annum on the face value of $100 per share. As of December 31, 2003 there was no outstanding Series C Preferred Stock.

Segmentz, Inc.

Notes to Consolidated Financial Statements

Years ended December 31, 2003 and 2002

8.	Equity (con’t)

Common Stock

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors (the “Board”), subject to the prior rights of the holders of all classes of stock outstanding. The company records stock as issued when the consideration is received or the obligation is incurred.

The following summarizes the Company’s stock option and warrant activity and related information:

	Shares	Range of exercise prices	Weighted average exercise price
Outstanding at January 1, 2003
Warrants Granted	6,886,498	$1.01-1.50	$1.35
Warrants Cancelled
Options Granted	500,000	$1.01–1.50	1.23
Options Cancelled
Outstanding at December 31, 2003	7,386,498	$1.01-1.50	$1.35

The following table summarizes information about options and warrants outstanding and exercisable as of December 31, 2003:

	Outstanding Warrants and Options			Exercisable Warrants and Options
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$1.01-1.50	7,386,498	5 years	$1.35	5 years	7,136,498	$1.35

Segmentz, Inc.

Notes to Consolidated Financial Statements

Years ended December 31, 2003 and 2002

8.	Equity (con’t)

Equity funding

In July of 2003, the Company closed a private placement pursuant to which the Company issued a total of 2,673,334 shares of its common stock, par value $0.001 per share, and warrants to purchase up to 1,336,667 shares of its common stock, par value $0.001 per share, for $1.25 per share for a period of 5 years, to 58 accredited investors. The Company received $2,005,000 in consideration for the issuance of the securities, less placement fees and other offering costs associated with the private placement. The securities were issued pursuant to the exemption from registration provided by Rule 506 of Regulation D. The Company incurred offering costs of approximately $310,000 in cash and issued an option to buy 267,334 units at $1.50 per unit. Each unit consisted of two shares of common stock, in addition to one warrant to purchase stock at an exercise price of $1.25 per share.

In the third quarter of 2003 ten institutional investors, existing shareholders, and accredited investors purchased approximately 4,000,000 shares of common stock, par value $0.001 per share, and warrants to purchase approximately 2,852,500 shares of the Company’s common stock, par value $0.001 per share, at a weighted average price of $1.40 per share for a period of 5 years under an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The Company received $2,810,000 in connection with this offering and incurred offering costs approximating $510,000 in cash and 300,000 options to purchase common stock at a strike price of $1.40 per share.

In December of 2003 the Company raised approximately $2,750,000 through the issuance of a total of 2,750,000 shares of the Company’s common stock, par value $0.001 per share, and warrants to purchase up to 1,375,000 shares of the Company’s common stock, par value $0.001 per share, for $1.50 per share for a period of 5 years, to 3 institutional investors. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. In connection with this offering the Company incurred offering costs of approximately $500,000 in cash and approximately 200,000 options to purchase stock at a strike price of $1.50 per share.

Each investor received current information about the Company’s company and had the opportunity to ask questions about the Company’s company. These investors purchased the securities for investment purposes and the securities they received were marked with the appropriate restrictive legend.

Segmentz, Inc.

Notes to Consolidated Financial Statements

Years ended December 31, 2003 and 2002

9.	Segment Information

Historically the Company has had two reportable segments; truck hauling and warehouse operations, although the Company continues to provide these two services, the warehousing segment has become an immaterial component of providing overall third party logistical support to the Company’s customers and no longer meets the criteria for a reportable segment. Therefore, for the year ending December 31, 2003 the Company has only one reportable segment.

For the year ended December 31, 2002, information regarding operations by segment was as follows:

	Trucking	Warehouse	Total
Revenue	$8,061,123	$1,899,687	$9,960,810

Other	$33,696	$0	$33,696

Interest expense	$139,113	$0	$139,113
Depreciation	$11,734	$90.030	$101,764

Net (loss) income	$295,521	$78,594	$374,115
Equipment, net of accumulated depreciation	$34,524	$176,539	$211,063
Segment assets	$3,214,150	$379,539	$3,593,689

10.	Asset Acquisition

In May 2003, the Company received indication from Fifth Third Bank, the sole senior secured creditor in the bankruptcy filing of Murphy Surf Air Trucking, Inc., one of the Company’s agent firms, that it bid to acquire various assets from Murphy’s bankruptcy filing under terms and conditions that were agreed upon between the parties. The sale was effected and the terms have been modified several times during the fiscal year and at year end the sale had been consummated for all business intents and purposes in that Segmentz continues to serve its customers and operate in all of the Company’s cities. The total purchase price was $1,952,206, which includes acquisition costs and advances in excess of the agency agreement of approximately $1,402,206. The following table summarizes the allocation of the purchase price based on management’s estimate of the fair value of assets acquired and liabilities assumed at December 31, 2003.

Fixed assets	$1,126,100
Identifiable intangible assets	825,751

Total assets acquired	$1,951,851

The acquired intangible assets have a weighted average life of 4.68 years. The intangible assets include safety and insurance record with a life of five years, their motor carrier permits with a life of one year and a below market lease with a life of five years.

Segmentz, Inc.

Notes to Consolidated Financial Statements

Years ended December 31, 2003 and 2002

11.	Business Acquisitions

On October 1, 2003 Segmentz Inc. acquired all of the outstanding stock of Bullet Freight Systems of Miami, Inc., Bullet Freight Systems of Palm Beach, Inc., Bullet Courier Services, Inc., Bullet Freight Systems of Orlando, Inc., Bullet Freight Systems, Inc. and B.C.S. Transportation (“Bullet”). Bullet provides local pickup, delivery, warehouse management and expedited freight services in Miami and Palm Beach, FL. As consideration for the purchase the Company paid $225,000 in cash, which was available from working capital and 225,000 shares of common stock of Segmentz, Inc., and conditional payments that could total $400,000 over a four year period based on the financial performance of the business. The total purchase price, which includes acquisition costs of approximately $20,000, but excludes the contingent consideration, was $497,000.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. Segmentz, Inc. is in the process of obtaining a third-party valuation of certain intangible assets, and thus the allocation of the purchase price is preliminary and subject to change.

Current assets	$242,291
Fixed assets	266,600
Identifiable intangible assets	—
Goodwill	340,428

Total assets acquired	849,319
Current liabilities assumed	(183,213)
Capital lease obligation	(33,756)
Notes payable	(135,350)

Net assets acquired	$497,000

Segmentz, Inc.

Notes to Consolidated Financial Statements

Years ended December 31, 2003 and 2002

11.	Business Acquisitions (con’t)

On December 31, 2003, the Segmentz, Inc. acquired all of the outstanding capital stock of Dasher Express, Inc. (“Dasher”). Dasher is in the business of providing expedited trucking, schedule line haul movements, trade show transportation and integrated third party logistics services. As consideration for the purchase the Company paid $1,300,000 cash, 538,462 shares of Segmentz, Inc.’s common stock and conditional payments that could total up to $800,000 over a four year period based on the financial performance of the business. The total purchase price includes acquisition costs of approximately $50,000, but excludes the contingent consideration, was $2,050,000. A $500,000 deferred tax liability has been recorded related to this acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. Segmentz, Inc. is in the process of evaluating possible tax liabilities and obtaining a third-party valuation of certain intangible assets, and thus the allocation of the purchase price is preliminary and subject to change.

Current assets	$1,268,441
Fixed assets	765,109
Other long-term assets	6,725
Identifiable intangible assets	—
Goodwill	1,210,018

Total assets acquired	3,350,293
Current liabilities assumed	(1,200,293)

Net assets acquired	$2,050,000

Segmentz, Inc.

Notes to Consolidated Financial Statements

Years ended December 31, 2003 and 2002

11.	Business Acquisitions (con’t)

The following unaudited pro forma information is presented as if the purchase of the stock of Bullet and Dasher had occurred on January 1, 2002:

	December 31, 2003	December 31, 2002
Total Revenues	$22,946,539	$18,886,164
Net Income applicable to common stock	420,402	277,627
Earnings per share:
Basic	$.04	$.02
Diluted	$.04	$.02

12.	Income Taxes

The provision for income taxes is as follows:

	Years Ended December 31,
	2003	2002
Current
Federal	$—	$—
State	—	—

		—

Deferred
Federal	(23,460)
State	(2,505)	—

	(25,965)	—

Provision for income taxes	$(25,965)	$—

Segmentz, Inc.

Notes to Consolidated Financial Statements

Years ended December 31, 2003 and 2002

12.	Income Taxes (con’t)

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	2003	2002
Tax expense (benefit) at U.S. statutory rate	$60,248	$129,600
State income tax expense (benefit), net of federal benefit	6,663	13,800
Effect of non-deductible expenses	4,724	4,300
Change in valuation allowance	(97,600)	(147,700)

	$(25,965)	$0

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are as follows:

	2003	2002
Deferred tax assets (liability):
Accounts and loan receivables due to bad debts	$82,920	$51,400
Capital loss carryforward	14,695	29,700
Net operating loss carryforward	188,434	15,900
Prepaid expenses	(94,410)
Depreciation variance	(283,808)*	600
Accounts receivable	(200,000)*
Intangible assets	(130,000)*
Contract set up costs	(51,866)	—

Total gross deferred tax assets	(474,035)	97,600
Less valuation allowance		(97,600)

Net deferred tax liability	$(474,035)	$0

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. No valuation allowance was considered necessary at December 31, 2003 based on the Company’s expectations of future taxable income.

As of December 31, 2003, the Company had federal and state net operating loss carry-forwards totaling approximately $502,620, which begin expiring in 2021.

*	A $500,000 deferred tax liability was recorded related to acquisitions during the year ended December 31, 2003.

Segmentz, Inc.

Notes to Consolidated Financial Statements

Years ended December 31, 2003 and 2002

13.	Related Party Transactions

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

The Company utilizes the services of tractor owner-operators that are employed by Bryant Plastics, a stockholder in the Company. The Company’s agreement with Bryant Plastics is identical to its agreement with any independent owner-operators, and Bryant receives payment terms and percentages that are identical to other agreements with unrelated entities. The Company believes these terms to be equitable and fair and believes that these transactions are treated in the normal course of business as if Bryant had no relationship with the Company other than that of an owner-operator.

In October 2003, the Company entered into an agreement to sell several owned vehicles to Bryant Plastics, Inc., resulting in a gain on sale of $76,000. In this transaction, Bryant exchanged 90,000 shares of stock at $1.40 per share in exchange for clear title to several tractors that had been purchased by Segmentz previously.

In July 2003, the Company consented to utilize “best efforts” to retire all preferred shares by fiscal year end. In concert with this agreement, the Company’s officers entered into negotiations with the CEO of the Company that resulted in the purchase of 414,923 shares of preferred series A stock for the price of $.58 per share, a total of $240,655. Because the purchase price of these shares had been set at $1.00 at the time of their issuance resulting from them having been converted from debt at face value, this purchase resulted in a gain for the Company in the amount of $174,268.

14.	Subsequent Events

Since December 31, 2003, the Company received approximately $1,550,000 in gross proceeds from a private placement offering of the Company’s stock that was made in accordance with exemption under Regulation D, Rule 506 of the Securities and Exchange Act of 1933, as amended, in which the Company sold approximately 400,000 units to accredited investors at a price of $2.00 per unit, each unit consisting of two shares of common stock and one warrant to purchase a share of common stock of the Company at an exercise price of $1.50 per share, and one investor exercised purchase rights under the terms of options issued in connection with this placement, buying 500,000 shares for $1.50 per share.

Since December 31, 2003, the Company entered into a term credit facility with Merrill Lynch Business Financial Services (MLBFS) with a stated credit limit of $1.75 million. This facility is a revolving facility that provides for advance against the Company’s eligible accounts receivable balances. The facility bears interest at London InterBank Over the Counter Rate (LIBOR) plus 275 basis points. The LIBOR rate at the closing of the facility was 1.21%. As of January 31, 2004, the Company has drawn approximately $600,000 against its available credit line.

In January 2004, the Company entered into an agreement to acquire selected assets and to assume certain liabilities of Frontline Freight Systems, Inc. In concert with this acquisition, the Company issued 77,000 shares of Segmentz stock that is held in escrow, pending the achievement of revenue milestones, and assumed certain liabilities that have been defined not to exceed the collection of assets acquired by the Company in connection with this transaction.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A	Controls and Procedures

Under the supervision and with the participation of management, including the CEO and CFO, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2003. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective for timely gathering, analyzing, and disclosing the information we are required to disclose in our reports filed under the Securities Act of 1934, as amended. There has been no significant changes in internal controls during the year ended December 31, 2003.

PART III

Item 9.	Directors and Executive Officers of the Registrant

The Company’s directors and executive officers as of March 15, 2004 were as follows:

Name	Age	Position
Allan J. Marshall(2)	37	Chairman of the Board of Directors and Chief Executive Officer
John S. Flynn	39	President & Chief Financial Officer, Director
Dennis M. McCaffrey	35	Chief Operations Officer, Director
Andrew Norstrud	30	Chief Accounting Officer
David Hare (1)(2)	57	Director
Robert Gries(1) (2 Alt)	46	Director
Jay Taylor (1)	55	Director

(1)	Member of Audit Committee

(2)	Member of Compensation Committee

The following is a brief summary of the business experience of the foregoing directors and executive officers.

The following sets forth information concerning the officers and directors, including their ages, present principal occupations, other business experience during the last 5 years, membership on committees of the board of directors and directorships in other publicly-held companies.

Allan Marshall, age 37, has over eighteen years experience in the transportation and logistics industry. Mr. Marshall founded Segmentz, Inc. in November of 2000 and has since served as the company’s Chairman and the Chief Executive Officer. Prior to Segmentz, Mr. Marshall founded U.S. Transportation Services, Inc. (“UST”) in 1995, whose main focusfocus was third party logistics. UST was sold to Professional Transportation Group, Inc. in January 2000 and Professional Transportation Group ceased business in November 2000. Prior to 1995, Mr. Marshall served as Vice President of U.S. Traffic Ltd, a Canadian company, where he founded their United States logistics division and had previously founded a successful driver leasing company in Toronto, Ontario, Canada.

John S. Flynn, age 39, has held senior management positions previously in a number of Companies, public and private. He was the Chairman and co-founder of Remote Lojix, a New York based computer service company, from January 1994-November 1998, at which time the company was sold to Avtel Communications, he was a consultant for Saliva Diagnostics that worked on a restructuring for the Board of Directors that resulted in saving the company $3 million in debt based obligations and enabled it to continue operations without interruption, he was President of Corporate Computing, Inc., a New York based computer service company serving Fortune 100™ companies with onsite service and parts, and has always been a managing member of Aspen Rhodes Capital Corporation, an eleven year old advisory firm providing merger, financing and strategic consulting to small to mid-sized companies in various industries, whose clients included Westbury Metals Group, Computerrepair.com, Hugeclick.com, US Automotive, Bio Reference Laboratories, Riviera Finance, Segmentz, Inc., Chancellor Leasing Corporation, RT Industries and Private Retreats.

Dennis M. McCaffrey, age 35, is one of the founding partners of Segmentz, Inc. and served as Chief Operations Officer of US Transportation Services since 1996, prior to joining the company in November of 2000. Mr. McCaffrey is currently responsible for creating and implementing strategic business plans, supervising operations staff, designing and managing all sales and marketing programs. Additionally, Mr. McCaffrey has assisted in the development of the company’s internal software program and formed strategic alliances with partners across all modes of transportation. Mr. McCaffrey has a Bachelor of Science degree in Marketing from University of South Florida and also served in the United States Marine Corps.

Mr. Andrew J. Norstrud, age 30, joined Segmentz, as the Chief Accounting Officer in May of 2003. Mr. Norstrud has both public accounting and private industry experience and was most recently an assurance manager with Grant Thornton LLP; specializing in fast growth, middle market companies. Mr. Norstrud has experience with the redesigning and implementation of accounting processes and procedures to streamline reporting while also improving financial controls. As well as financial experience, Mr. Norstrud has experience in computer assurance services and computer system operations. Mr. Norstrud earned a Master of Accounting with a systems emphasis from the University of Florida and is a Florida licensed Certified Public Accountant.

AUDIT COMMITTEE

The Audit Committee consists of Mr. Hare, Mr. Gries, and Mr. Taylor. The Audit Committee selects the independent auditors; reviews the results and scope of the audit and other services provided by the Company’s independent auditors, and reviews and evaluates the Company’s internal control functions. As an advisory function of the committee, members also participate in financings, review budgets prior to presentation to the Board of Directors and review budgets vs. actual reports. The board of directors has determined that Mr. Hare is the audit committee “financial expert”, as such term is defined under federal securities law, and is independent. Mr. Hare is an expert by virtue of : (i) education and experience as a principal financial officer, principal accounting officer, controller, public accountant or auditor or experience in one or more positions that involve the performance of similar functions; (ii) experience actively supervising a principal financial officer, principal accounting officer, controller, public accountant, auditor or person performing similar functions; (iii) experience overseeing or assessing the performance of companies or public accountants with respect to the preparation, auditing or evaluation of financial statements; and (iv) other relevant experience.

Mr. David J. Hare, age 57, has been President and Chief Executive Officer of Perkins Shearer, Inc., a world-renowned exclusive group of upscale specialty stores, since 1974. Beginning that year, Mr. Hare would guide the growth and development of Perkins Shearer. In 1981, the Perkins Shearer concept grew to include the first of nine freestanding Polo/Ralph Lauren stores to open over the next eight years under his leadership. During this period, Mr. Hare would become the largest Polo/Ralph Lauren licensee in the United States and was responsible for launch of the tremendously successful home furnishings concept in these stores. This growth culminated in 1991 in a joint venture with Ralph Lauren, to own and operate all of the Polo/Ralph Lauren stores in the United States. Mr. Hare was appointed President and Chief Executive Officer of Polo Retail corporation and served in this capacity through 1998, when Perkins Shearer sold its’ interests in all retail stores to concentrate on private investment and retail consulting business.

Mr. Jay N. Taylor, age 55, was recently the co-founding partner of Capital Resource Partners, Inc., an investment banking firm focused on providing merger and acquisition services to the transportation and logistics industry. From 1979 to 1987, Mr. Taylor was the Vice President of Schneider National, Inc. where he was responsible for marketing, planning and business development at the corporate level for the then $700 million revenue motor carrier. He then became the Senior Vice President for Tri-State Motor Transit, Inc. and acquired the same position at Country Wide Truck Service, Inc. In 1995, Mr. Taylor was Founder and became the President and CEO for Ampace Corporation, which is an asset, based, publicly traded transportation company servicing Fortune 500 shippers. Mr. Taylor received his MBA from the University of Iowa in finance and his BS from Iowa State University, concentrating in transportation.

Mr. Robert D. Gries, Jr., age 46 is the President of Sports Funding, Inc., which specializes in providing bridge loans and mezzanine financing for corporations and real estate projects. He is also a board member and the largest shareholder of Arena Football’s Orlando Predators. Prior to forming Sports Funding, Mr. Gries was the managing member of an entity which developed the $25 million, 43,000 square foot WWF-New York entertainment facility in Times Square New York. Mr. Gries has previously been a General Partner with Beacon Sports Capital, which is an investment-banking firm active in the professional sports industry. Mr. Gries is the former majority owner, President and Chief Executive Officer of the Tampa Bay Storm, an Arena Football franchise that he owned from 1991-1994, and was elected League Executive of the Year in 1993. Prior to that, Mr. Gries was the owner, President and Chief Executive Officer of CIC-Disc Corporation, a computer software company that provided investment and back-office services to the financial industry.

CODE OF ETHICS

The Company’s Board of Directors has adopted a Code of Ethics applicable to all of the Company’s employees, including the Company’s Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer and Controller. A copy of the Company’s Code of Ethics is attached as an exhibit to this Annual Report on Form 10-KSB. The Company intends to provide any disclosures which are required by the rules of the Securities and Exchange Commissions, or which the Company would otherwise determine to be appropriate, with respect to amendments of, and waivers from the Company’s Code of Ethics by posting such disclosures on the Company’s Internet website, www.Segmentz.com.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

Based solely on the Company’s review of copies of forms filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, and written representations from certain reporting persons, the Company believes that during 2003 all reporting persons timely complied with all filing requirements applicable to them.

Section 16(a) of the Securities and Exchange Act of 1934 (the “Exchange Act”) requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission (“SEC”) and any securities exchanges on which the equities of the Company trade, initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company

Item 10.	Executive Compensation

The following table sets forth a summary of the compensation paid or accrued for the three fiscal years ended December 31, 2003 to or for the benefit of the Company’s Chief Executive Officer and the Company’s four most highly compensated executive officers whose total annual salary and bonus compensation exceeded $100,000 (the “Named Executive Officers”).

Summary Compensation Table

		Annual Compensation				Long-Term Compensation Awards
Name and Principal Position		Salary		Bonus		Restricted Stock Awards	Number of Options(1)		All Other Compensation(2)
Allan J. Marshall, Chairman and chief Executive Officer	2003 2002 2001	$ $ $	150,000 120,000 120,000	$	— — —	— — —	100,000 — —	(1)		— — —

John S. Flynn President, Chief Financial Officer And Director	2003 2002 2001	$ $ $	110,000 138,000 65,000	$ $ $	— — —	— — —	100,000 , ,	(2)		— — —

Dennis M. McCaffrey Chief Operations Officer	2003 2002 2001	$ $ $	96,250 75,000 75,000	$	— — —	— — —	— 100,000 —	(3)	$	— — —

(1)	For previous years at strike price of $1.25 per share

(2)	For previous years at strike price of $1.25 per share

(3)	For previous years at a strike price of $1.25 per share

Employment Agreements

DIRECTOR COMPENSATION

The Company’s Board appoints the executive officers to serve at the discretion of the Board. Directors who are also employees receive no compensation for serving on the Board. The Company’s non-employee directors receive options to purchase shares of common stock at the market price on the date they agree to serve on the Board, reimbursement of expenses incurred consequential to their service and additional options at each anniversary of service. The Company intends to reimburse non-employee directors for travel and other expenses incurred in connection with attending the Board meetings.

EMPLOYMENT AGREEMENTS

The Company entered into an employment agreement with Allan Marshall, the Company’s Chief Executive Officer, on November 15, 2001, which terminates on November 15, 2006. The agreement shall be automatically extended for an additional one-year period after the initial term unless at least 30 days prior to the termination date either the Company or Mr. Marshall give written notice to the other that the employment agreement will not be renewed. In addition to auto, cellular and other expense allowances, Mr. Marshall’s starting base salary was $150,000 under the terms of the agreement, with provisions for annual increase in base salary of ten percent each year. Mr. Marshall may also be eligible to receive an annual bonus based on the Company’s financial performance in the form of stock options and cash not to exceed 15% of his base salary.

In January 2004, the Company entered into an employment agreement with John S. Flynn, the Company’s President, which terminates December 31, 2006, replacing the agreement that had been agreed to in December 2002. In addition to auto, health and cellular phone reimbursement, this agreement provides for an initial annual base salary of $110,000, and an annual bonus at the discretion of the Board of Directors.

In September 2003, the Company entered into an employment agreement with Dennis M. McCaffrey, the Company’s Chief Operations Officer, which terminates December 31, 2006. In addition to auto, health, cellular phone reimbursement, this agreement will provide for an annual base salary of $96,250 and bonus at the discretion of the Board of Directors.

EXECUTIVE COMPENSATION

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth information concerning the Company’s grant of options to purchase shares of the Company’s common stock and stock appreciation rights (“SARs”) during the fiscal year ended December 31, 2003, to the Company’s President and Chief Executive Officer and to each of the Company’s executive officers who earned more than $100,000 during the fiscal year ended December 31, 2003:

Name/Position	Granted (#)	Number of Securities Underlying Options/SARs Year	Percent of Total Options/ SARs Granted To Employees In Fiscal ($/Sh)	Exercise Or Base Price Expiration Date
Allan Marshall	100,000	—	—	1.25
CEO				10/1/2008
John S. Flynn	100,000	—	—	1.25
President, CFO				9/4/2008
Dennis McCaffrey	100,000	—	—	1.25
COO				9/4/2008

STOCK OPTION PLAN

On November 1, 2001, the Company’s majority stockholders approved the 2001 Stock Compensation Plan (“2001 Plan”). The number of shares of common stock which may be issued under the 2001 Plan shall initially be 600,000 shares which amount may, at the discretion of the Board, be increased from time to time to a number of shares of common stock equal to 5% of the total outstanding shares of common stock, provided that the aggregate number of shares of common stock which may be granted under the 2001 Plan shall not exceed 600,000 shares. The Company may also grant options under the 2001 Plan to attract qualified individuals to become employees and non-employee directors, as well as to ensure the retention of management of any acquired business operations. Under the 2001 Plan, the Company may also grant restricted stock awards. Restricted stock represents shares of common stock issued to eligible participants under the 2001 Plan subject to the satisfaction by the recipient of certain conditions and enumerated in the specific restricted stock grant. Conditions that may be imposed include, but are not limited to, specified periods of employment, attainment of personal performance standards or the Company’s overall financial performance. The granting of restricted stock represents an additional incentive for eligible participants under the 2001 Plan to promote the Company’s development and growth and may be used by Management as another means of attracting and retaining qualified individuals to serve as the Company’s employees and directors. Currently, the Company has granted the 600,000 options as provided for in its 2001 Plan.

OPTION EXERCISES AND HOLDINGS

The following table contains information with respect to the exercise of options to purchase shares of common stock during the fiscal year ended December 31, 2003, to the Company’s President and Chief Executive Officer and to each of the Company’s executive officers who earned more than $100,000 during the fiscal year ended December 31, 2003:

AGGREGATED OPTION/SAR EXERCISED IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION/SAR VALUES

Name/Position	Value of In- The-Money Options/SARs At FY-End ($) Exercisable/(#)	Shares Acquired on Exercise ($)	Value At Realized Unexercisable	Number of Securities Underlying Unexercised Options/SARs FY-End(#) Exercisable/ Unexercisable
Allan Marshall CEO	105,000	—	—	—
John S. Flynn President, CFO	110,000	—	—	—
Dennis McCaffrey COO	110,000	—	—	—

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL SHAREHOLDERS

The following table sets forth information known to us, as of the date of this Form 10-KSB filing, relating to the beneficial ownership of shares of common stock by:

each person who is known by us to be the beneficial owner of more than 5% of the Company’s outstanding common stock;

•	each director;

•	each executive officer; and

•	all executive officers and directors as a group

Under securities laws, a person is considered to be the beneficial owner of securities owned by him (or certain persons whose ownership is attributed to him) and that can be acquired by him within 60 days from the date of this Form 10-KSB filing, including upon the exercise of options, warrants or convertible securities. The Company determined a beneficial owner’s percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of the date of this Form 10-KSB filing, have been exercised or converted.

Except with respect to beneficial ownership of shares attributed to the named person, the following table does not give effect to the issuance of shares in the event outstanding common stock purchase warrants are exercised.

The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them. Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of Segmentz, Inc., 18302 Highwoods Preserve Parkway, Suite 100 Tampa, Florida 33647.

Name/Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Allan Marshall (1)	3,196,161	16.1%
John S. Flynn (2)	400,000	2.0%
Dennis M. McCaffrey (3)	200,000	1.0%
Robert Gries (6)	400,000	2.0%
David J. Hare (7)	50,000	*
Barron Partners, LP (4)	3,266,667	15.5%
Kinderhook Partners (5)	2,250,000	11.0%
Peter Lynch Foundation (8)	1,500,000	7.3%
Jay Taylor (9)	50,000	*
Executive Officers and Directors (as a group of 6)	4,121,161	20.5%

*	Less than one percent

(1)	Mr. Marshall is the Company’s Chairman, Chief Executive Officer and a Director. Includes 100,000 shares underlying common stock purchase warrants exercisable at $1.25 per share, and 8,285 shares of common stock held by Mr. Marshall’s wife Christine Otten. Mr. Marshall disclaims any beneficial interest in the shares owned by his wife Christine Otten.

(2)	Mr. Flynn is the Company’s President, Chief Financial Officer and a Director. Includes 100,000 shares underlying common stock purchase warrants exercisable at $1.25 per share.

(3)	Mr. McCaffrey is the Company’s Chief Operating Officer and a Director. Includes 100,000 shares underlying common stock purchase warrants exercisable at $1.25 per share.

(4)	Andrew Worden has investment and voting control over the shares of common stock beneficially owned by Barron Partners, LP. Includes 1,404,999 shares underlying common stock purchase warrants exercisable at $1.40 per share until September 22, 2008.

(5)	Steven Clearman has investment and voting control over the shares of common stock beneficially owned by Kinderhook Partners. Includes 750,000 shares underlying common stock purchase warrants exercisable at $1.50 per share until December 31, 2008.

(6)	Mr. Gries is a Director. Includes 50,000 warrants to purchase shares at $2.75, expiring February 10, 2009.

(7)	Mr. Hare is a Director. Includes 50,000 shares underlying common stock purchase warrants exercisable at $1.30 per share until October 30, 2008.

(8)	Mr. Peter Lynch has investment and voting control over the shares of common stock beneficially owned by the Peter Lynch Foundation. Includes 500,000 shares underlying common stock purchased already exercised at $1.50 per share in January of 2004.

(9)	Mr. Taylor is a Director. Includes 50,000 shares underlying common stock purchase warrants exercisable at $2.75 per share until February 11, 2009.

SHARES ELIGIBLE FOR FUTURE SALE

Item 12.	Certain Relationships and Related Transactions

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

The Company utilizes the services of tractor owner-operators that are employed by Bryant Plastics, a stockholder in the Company. The Company’s agreement with Bryant Plastics is identical to its agreement with any independent owner-operators, and Bryant receives payment terms and percentages that are identical to other agreements with unrelated entities. The Company believes these terms to be equitable and fair and believes that these transactions are treated in the normal course of business as if Bryant had no relationship with the Company other than that of an owner-operator

In October 2003, the Company entered into an agreement to sell several owned vehicles to Bryant Plastics, Inc., resulting in a gain on sale of $76,000. In this transaction, Bryant exchanged 90,000 shares of stock at $1.40 per share in exchange for clear title to several tractors that had been purchased by Segmentz previously.

In July 2003, the Company consented to utilize “best efforts” to retire all preferred shares by fiscal year end. In concert with this agreement, the Company’s officers entered into negotiations with the CEO of the Company that resulted in the purchase of 414,923 shares of preferred series A stock for the price of $.58 per share, a total of $240,655. Because the purchase price of these shares had been set at $1.00 at the time of their issuance resulting from them having been converted from debt at face value, this purchase resulted in a gain for the Company in the amount of $174,268.

Item 13.	Exhibits List and Reports on Form 8-K

(a) Exhibit List

Exhibit Index

Exhibit Number	Description

3 (ii).2	Audit Committee Charter

10.1	Acquisition of Assets

10.2	Frontline Purchase Agreement

14	Code of Ethics

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

99.1	Third-Party Valuation of Acquired Assets

(b) Reports on Form 8-K:

The Company filed two reports on Form 8-K related to activities during the fiscal quarter ended December 31, 2003:

(i) October 6, 2003-Acquisition of Bullet Freight Systems, Inc., et. Al

(ii) January 7, 2003-Acquisition of Dasher Express, Inc. (as of December 31, 2003)

Item 14.	Principal Accountants Fees and Services

Audit Fees

During 2002, we were billed by our accountants, Pender Newkirk & Company, approximately $60,000 for audit and review fees. During 2003, we were billed by Pender Newkirk & Company, approximately $ 69,000 for audit and review fees associated with our 10-QSB, 10-KSB filings and Employee Benefit Plan.

Audit related fees

None

Tax Fees

During 2002 and 2003 were billed by our accountants, Pender Newkirk & Company approximately $6,000 and $6,000 to prepare our federal and state tax returns.

All Other Fees

None

1. The Audit Committee operates under its charter and policies and additionally examines estimates and supporting data provided by auditing accounting firms to determine that such work is:

(a) required under the Company’s filing status;

(b) necessary to provide shareholder with material information as detailed in the Securities regulations, as applicable; and

(c) priced in accordance with scope of work and service levels requested.

2. To the Company’s knowledge, all work completed by its’ audit accounting firm was done by full-time employees of the firm.

(c) Exhibit Listing:

Exhibit Number	Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida, on March 30, 2004.

SEGMENTZ, INC.

BY:	/s/ ALLAN J. MARSHALL

Allan J. Marshall
(Chairman of the Board of Directors and Chief Executive Officer)

BY:	/s/ JOHN S. FLYNN

John S. Flynn
(President & Chief Financial Officer)

BY:	/s/ DENNIS M. MCCAFFREY

Dennis M. McCaffrey
(Chief Operating Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-KSB has been signed by the following persons in the capacities indicated:

SIGNATURE	TITLE	DATE

/s/ ALLAN J. MARSHALL Allan J. Marshall	Chairman of the Board of Directors and Chief Executive Officer	March 30, 2004

/s/ JOHN S. FLYNN John S. Flynn	President & Chief Financial Officer	March 30, 2004

/s/ DENNIS M. MCCAFFREY Dennis M. McCaffrey	Chief Operations Officer	March 30, 2004

/s/ DAVID HARE David Hare	Director	March 30, 2004

/s/ ROBERT GRIES Robert Gries	Director	March 30, 2004

/s/ JAY TAYLOR Jay Taylor	Director	March 30, 2004

Exhibit 3(ii).2

SEGMENTZ, INC.

AUDIT COMMITTEE CHARTER

Purpose

The purpose of the Audit Committee is to assist the Board of Directors’ oversight of:

•	the integrity of the Company’s financial statements;

•	the Company’s compliance with legal and regulatory requirements;

•	the independent auditor’s qualifications and independence; and

•	the performance of the Company’s internal audit function and independent auditors.

Structure and Membership Number.

The Audit Committee shall consist of at least three members of the Board of Directors.

Independence. Except as otherwise permitted by the applicable rules of The Nasdaq Stock Market and Section 301 of the Sarbanes-Oxley Act of 2002 (and the applicable rules thereunder), the majority of the members of the Audit Committee shall be “independent” as defined by such rules and Act.

Financial Literacy. Each member of the Audit Committee shall be able to read and understand fundamental financial statements, including the Company’s balance sheet, income statement, and cash flow statement, at the time of his or her appointment to the Audit Committee. At least one member of the Audit Committee shall be a “financial expert” (as defined by applicable SEC rules).

Chair. Unless the Board of Directors elects a Chair of the Audit Committee, the Audit Committee shall elect a Chair by majority vote.

Compensation. The compensation of Audit Committee members shall be as determined by the Board of Directors. No member of the Audit Committee may receive any compensation from the Company other than director’s fees.

Selection and Removal.

Members of the Audit Committee shall be appointed by the Board of Directors. The Board of Directors may remove members of the Audit Committee from such committee, with or without cause.

Authority and Responsibilities

General

The Audit Committee shall discharge its responsibilities, and shall assess the information provided by the Company’s management and the independent auditor, in accordance with its business judgment.

Oversight of Independent Auditors

Selection. The Audit Committee shall have the sole authority to appoint, determine funding for, and oversee the independent auditors as set forth in Section 301 of the Sarbanes-Oxley Act of 2002 (and the applicable rules thereunder).

Independence. The Audit Committee shall take, or recommend that the full Board of Directors take, appropriate action to oversee the independence of the independent auditor. In connection with this responsibility, the Audit Committee shall obtain and review a formal written statement from the independent auditor describing all relationships between the independent auditor and the Company, including the disclosures required by Independence Standards Board Standard No. 1. The Audit Committee shall engage in an active dialogue with the independent auditor concerning any disclosed relationships or services that might impact the objectivity and independence of the auditor.

Compensation. The Audit Committee shall be directly responsible for setting the compensation of the independent auditor. The Audit Committee is empowered, without further action by the Board of Directors, to cause the Company to pay the compensation of the independent auditor established by the Audit Committee.

Pre-approval of Services. The Audit Committee shall pre-approve all auditing services, which may entail providing comfort letters in connection with securities underwritings, and non-audit services (other than de minimus non-audit services as defined by the Sarbanes-Oxley Act of 2002 (and the applicable rules thereunder)) to be provided to the Company by the independent auditor. The Audit Committee shall cause the Company to disclose in its SEC periodic reports the approval by the Audit Committee of any non-audit services to be performed by the independent auditor.

Oversight. The independent auditor shall report directly to the Audit Committee and the Audit Committee shall be directly responsible for oversight of the work of the independent auditor, including resolution of disagreements between Company management and the independent auditor regarding financial reporting. In connection with its oversight role, the Audit Committee shall, from time to time as appropriate:

Obtain and review the reports required to be made by the independent auditor pursuant to paragraph (k) of Section 10A of the Securities Exchange Act of 1934 regarding:

•	critical accounting policies and practices;

•	alternative treatments of financial information within generally accepted accounting principles that have been discussed with Company management, ramifications of the use of such alternative disclosures and treatments, and the treatment preferred by the independent auditor; and

•	other material written communications between the independent auditor and Company management.

Review of Audited Financial Statements

Discussion of Audited Financial Statements. The Audit Committee shall review and discuss with the Company’s management and independent auditor the Company’s audited financial statements, including the matters about which Statement on Auditing Standards No. 61 (Codification of Statements on Auditing Standards, AU §380) requires discussion.

Recommendation to Board Regarding Financial Statements. The Audit Committee shall consider whether it will recommend to the Board of Directors that the Company’s audited financial statements be included in the Company’s Annual Report on Form 10-K.

Audit Committee Report. The Audit Committee shall prepare for inclusion where necessary in a proxy or information statement of the Company relating to an annual meeting of security holders at which directors are to be elected (or special meeting or written consents in lieu of such meeting), the report described in Item 306 of Regulation S-K.

Review of Other Financial Disclosures

Independent Auditor Review of Interim Financial Statements. The Audit Committee shall direct the independent auditor to use its best efforts to perform all reviews of interim financial information prior to disclosure by the Company of such information and to discuss promptly with the Audit Committee and the Chief Financial Officer any matters identified in connection with the auditor’s review of interim financial information which are required to be discussed by Statement on Auditing Standards Nos. 61, 71 and 90. The Audit Committee shall direct management to advise the Audit Committee in the event that the Company proposes to disclose interim financial information prior to completion of the independent auditor’s review of interim financial information.

Controls and Procedures

Oversight. The Audit Committee shall coordinate the Board of Director’s oversight of the Company’s internal accounting controls, the Company’s disclosure controls and procedures and the Company’s code of conduct. The Audit Committee shall receive and review the reports of the CEO and CFO required by Section 302 of the Sarbanes-Oxley Act of 2002 (and the applicable rules thereunder) and Rule 13a-14 of the Exchange Act.

Procedures for Complaints. The Audit Committee shall establish procedures for (i) the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters; and (ii) the confidential, anonymous submission by employees of the Company of concerns regarding questionable accounting or auditing matters.

Related-Party Transactions. The Audit Committee shall review and, prior to the Company’s engaging in such transaction, must approve all related-party transactions.

Procedures and Administration

Meetings. The Audit Committee shall meet as often as it deems necessary in order to perform its responsibilities. The Audit Committee shall keep such records of its meetings as it shall deem appropriate.

Subcommittees. The Audit Committee may form and delegate authority to one or more subcommittees (including a subcommittee consisting of a single member), as it deems appropriate from time to time under the circumstances. Any decision of a subcommittee to preapprove audit or non-audit services shall be presented to the full Audit Committee at its next scheduled meeting.

Charter. At least annually, the Audit Committee shall review and reassess the adequacy of this Charter and recommend any proposed changes to the Board for approval.

Independent Advisors. The Audit Committee shall have the authority to engage such independent legal, accounting and other advisors as it deems necessary or appropriate to carry out its responsibilities. Such independent advisors may be the regular advisors to the Company. The Audit Committee is empowered, without further action by the Board of Directors, to cause the Company to pay the compensation of such advisors as established by the Audit Committee.

Investigations. The Audit Committee shall have the authority to conduct or authorize investigations into any matters within the scope of its responsibilities as it shall deem appropriate, including the authority to request any officer, employee or advisor of the Company to meet with the Audit Committee or any advisors engaged by the Audit Committee.

RESOLVED this 1st day of November 2003.

Allan J. Marshall Chairman and Chief Executive Officer

John S. Flynn President and Chief Financial Officer

Dennis M. McCaffrey Chief Operating Officer

Exhibit Index

Exhibit Index

Exhibit Number	Description

3 (ii).2	Audit Committee Charter

10.1	Acquisition of Assets

10.2	Frontline Purchase Agreement

14	Code of Ethics

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

99.1	Third-Party Valuation of Acquired Assets