Form 10QSB
period 2004-03-31
SEGMENTZ INC
filed 2004-05-17
CIK 1166003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

The Registrant has 25,845,667 shares of its common stock issued and outstanding as of May 7, 2004

The Registrant has no shares of its preferred stock issued or outstanding as of May 7, 2004

Transitional Small Business Disclosure Format (Check one):     Yes  ☐    No  ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Financial Statements

Segmentz, Inc.

Three Months Ended March 31, 2004 and 2003 (Unaudited)

Segmentz, Inc.

Financial Statements

Three Months Ended March 31, 2004 and 2003 (Unaudited)

Segmentz, Inc.

Balance Sheet

March 31, 2004 (Unaudited)

Assets
Current assets:
Cash and cash equivalents	$1,553,021
Accounts receivable, net of allowance of $1,054,396	4,468,468
Prepaid expenses	1,374,979
Other current assets	236,945

Total current assets	7,633,413

Property and equipment, net of accumulated depreciation	3,157,413
Goodwill	1,550,446
Loans and advances	103,286
Other long term assets	995,702

$13,440,260

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$757,868
Accrued salaries and wages	333,866
Accrued expenses, other	524,919
Line of credit	637,248
Short-term portion of long-term debt	340,928
Other current liabilities	18,150

Total current liabilities	2,612,979

Notes payable and capital leases	361,412
Deferred tax liability	450,979

Stockholders’ equity:
Common stock, $.001 par value; 40,000,000 shares Authorized; 19,732,096 shares issued and outstanding	19,732
Additional paid-in capital	10,290,972
Accumulated deficit	(295,814)

Total stockholders’ equity	10,014,890

$13,440,260

The accompanying notes are an integral part of the financial statements.

Segmentz, Inc.

Statements of Operations (Unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003
Revenues:
Operating revenue	$6,620,752	$2,880,081
Consulting and other revenue	—	7,641

	6,620,752	2,887,722

Expenses:
Cost of Services	5,470,921	2,190,190
General and administrative expenses	1,702,762	502,737
Interest expense	71,100	10,453

	7,244,783	2,703,380

Income (loss) before tax (benefit) provision	(624,031)	184,342

Income tax (benefit) provision	(220,000)	53,500

Net (loss) income	$(404,031)	$130,842

Basic (loss) earnings per common share	$(.02)	$.02

Basic weighted average common shares outstanding	18,926,748	6,797,847

Diluted (loss) earnings per common share	$(.02)	$.02

Diluted weighted average common shares outstanding	18,926,748	7,993,499

The accompanying notes are an integral part of the financial statements.

Segmentz, Inc.

Statement of Changes in Stockholders’ Equity

Three Months Ended March 31, 2004 (Unaudited)

	Preferred Stock		Capital Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount	Shares	Amount

Balance, December 31, 2003	773,896	$773,896	17,087,840	$17,088	$7,427,013	$108,217	$8,326,214
Conversion of series A preferred stock	(773,896)	(773,896)	763,923	764	773,132		—
Issuance of common stock for acquisition			77,000	77	99,923		100,000
Issuance of common stock, net			1,803,333	1,803	1,990,904		1,992,707
Net loss through March 31, 2004						(404,031)	(404,031)

Balance, March 31, 2004	—	$—	19,732,096	$19,732	$10,290,972	$(295,814)	$10,014,890

The accompanying notes are an integral part of the financial statements.

Segmentz, Inc.

Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2004	2003
Operating activities
Net (loss) income	$(404,031)	$130,842

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Provision for doubtful accounts receivable	(25,783)	22,658
Depreciation and amortization	239,296	21,526
Valuation on deferred tax asset	—	(15,600)
Non-cash expenses related to issuance of stock and warrants	17,195	10,453
Changes in:
Accounts and other trade receivables	(40,028)	273,154
Other current assets	(196,945)	—
Prepaid expenses and other assets	(395,352)	(341,622)
Other receivables	—	27,988
Other assets	—	(125,426)
Accounts payable	(735,028)	(310,736)
Accrued expenses	204,090	70,169
Accrued salaries and wages	158,578	12,400
Other liabilities	(22,306)	—

Total adjustments	(796,283)	(355,036)

Net cash used in operating activities	(1,200,314)	(224,194)

Investing activities
Purchases of equipment	(256,463)	—
Deposit on equipment purchase	(145,514)	—
Loans, advances, and other receivables	1,657	(1,492)

Net cash used in investing activities	(400,320)	(1,492)

Financing activities
Net obligations under factoring arrangements	(1,032,708)	(244,528)
Proceeds from line of credit, net	637,248	—
Proceeds from issuance of debt and capital leases	99,366	355,000
Payment on debt and capital leases	(539,692)
Overdraft facility	—	70,675
Proceeds from issuance of equity, net	1,960,143	40,781

Net cash provided by financing activities	1,124,357	221,928

Net decrease in cash	(476,277)	(3,758)

Cash, beginning of period	2,029,298	3,758

Cash, end of period	$1,553,021	$—

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during the period for interest	$55,600	$—

The accompanying notes are an integral part of the financial statements.

Segmentz, Inc.

Notes to Financial Statements

Three Months Ended March 31, 2004 and 2003 (Unaudited)

1. Significant Accounting Principles

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the financial position at March 31, 2004, (b) the results of operations for the three month periods ended March 31, 2004 and 2003, and (c) cash flows for the three month periods ended March 31, 2004 and 2003, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2003. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of those to be expected for the entire year.

Stock-Based Compensation

Segmentz, Inc. (the Company) accounts for stock based compensation under the intrinsic value method of accounting for stock based compensation and has disclosed pro forma net income and earnings per share amounts using the fair value based method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation.” The Company has implemented the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. There was no stock based compensation given to employees during the period ended March 31, 2003.

For the three-months ended March 31, 2004:
Net loss:
As reported	$(404,031)

Total stock-based employee compensation expense included in reported net income applicable to common stockholder, net of tax	—
Total stock-based employee compensation determined under fair value based method, net of related tax effects	(134,100)

Pro forma

Net loss	$(538,131)

Earnings per share

Basic – as reported	$(0.02)
Basic – pro forma	$(0.03)

Diluted earnings per share

Diluted – as reported	$(0.02)
Diluted – pro forma	$(0.03)

Segmentz, Inc.

Notes to Financial Statements

Three Months Ended March 31, 2004 and 2003 (Unaudited)

1. Significant Accounting Principles -continued

Stock-Based Compensation

The preceding pro forma results were calculated with the use of the Black-Scholes option pricing model. The following assumptions were used for the period ended March 31, 2004 (1) risk-free interest rate of 2.80%, (2) no dividend yield (3) expected lives of between 3.0 and 5.0 years (4) volatility of 85%. Results may vary depending on the assumptions applied within the model. Compensation expense recognized in providing pro forma disclosures may not be representative of the effects on net income for future years.

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

Segmentz, Inc.

Notes to Financial Statements

Three Months Ended March 31, 2004 and 2003 (Unaudited)

1. Significant Accounting Principles -continued

Income Taxes

Taxes on income are provided in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax bases of particular assets and liabilities and the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the enactment date. A valuation allowance is provided to offset the net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. There is no allowance recorded as of March 31, 2004 on any deferred tax assets.

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

Common stock equivalents in the three-month period ended March 31, 2004 was anti-dilutive due to the net losses sustained by the Company during this period. Therefore, the diluted weighted average common shares outstanding in this period is the same as the basic weighted average common shares outstanding.

2. Obligations Due Under Factoring Arrangement

As of January 31, 2004 the Company terminated the factoring agreement and the obligation due under factoring arrangement was fully satisfied.

Segmentz, Inc.

Notes to Financial Statements

Three Months Ended March 31, 2004 and 2003 (Unaudited)

3. Commitments and Contingencies

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

4. Line of Credit

In January of 2004, the Company entered into a term credit facility with Merrill Lynch Business Financial Services (MLBFS) with a stated credit limit of $1.75 million. This facility is a revolving facility that provides for advances against the Company’s eligible accounts receivable balances. The facility bears interest at London InterBank Over the Counter Rate (LIBOR) plus 275 basis points. The LIBOR rate at March 31, 2004 was 1.09%. As of March 31, 2004, the Company had approximately $1,100,000 available under this credit facility.

Segmentz, Inc.

Notes to Financial Statements

Three Months Ended March 31, 2004 and 2003 (Unaudited)

5. Equity

During the period ended March 31, 2004 the Series A Preferred Stock was converted into 763,923 shares of common stock

During the period ended March 31, 2004, the Company received approximately $1,737,500 in gross proceeds from a private placement offering of the Company’s stock that was made in accordance with exemption under Regulation D, Rule 506 of the Securities and Exchange Act of 1933, as amended, in which the Company sold approximately 400,000 units to accredited investors at a price of $2.00 per unit, each unit consisting of two shares of common stock and one warrant to purchase a share of common stock of the Company at an exercise price of $1.50 per share, and two investor exercised purchase rights under the terms of options issued in connection with this placement, buying 625,000 shares for $1.50 per share.

In March 2002, the Company issued 350,000 warrants to purchase common stock in the Company for between $1.01 and $1.15 in connection with a term note to Sports Funding Inc. that has been repaid. In February of 2004 the company received approximately $367,500 related to these warrants being exercised. Subsequent to the repayment of the loan and the warrants being exercised the President of Sports Funding joined the Segmentz, Inc. Board of Directors.

The Company incurred offering costs of approximately $170,000 during the period ended March 31, 2004.

6. Acquisitions

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

7. Subsequent Events

Since March 31, 2004, the Company received approximately $10,672,500 in gross proceeds from a private placement offering of the Company’s stock that was made in accordance with exemption under regulation D, Rule 506 of the Securities and Exchange Act of 1933, as amended, in which the Company sold 6,098,571 units to accredited investors at a price of $1.75 per unit, each unit consisting of one share of common stock and two tenths of a warrant to purchase a share of common stock for an exercise price of $2.20 per share. The Company incurred offering costs of approximately $1,100,000.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements. This Form 10-QSB includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company’s business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

This Form 10-QSB contains statements that constitute “forward-looking statements.” These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company’s financial condition or results of operations for its limited history; (ii) the Company’s business and growth strategies; and, (iii) the Company’s financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company’s limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technology change and competition. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

General

Segmentz provides transportation and logistics services to over 1,000 active customers, specializing in time definite delivery in support of specific supply chain requirements. Services include expedited transportation, deferred airfreight transportation, local cartage, capacity management, aircraft charters, dedicated delivery, consolidation, warehouse management and fulfillment. The Company has expanded its network, with operating service stations in over 20 cities, five located at international gateways, in the Midwest and Southeast United States providing scheduled airport-to-airport line haul movements. The Company offers a 24 hour, seven day a week call center allowing the customer immediate communication and status of time sensitive shipments in transit. The Company also provides the customer remote order entry capability, shipment tracking, proof of delivery reconciliation, billing status and performance reports via a custom designed web site. The Company is dedicated to providing services that are customized to meet its client’s individual needs and flexible enough to cope with an ever-changing business environment.

DOMESTIC TRANSPORTATION- The Company arranges truckload, less-than-truckload (L-T-L) transportation and overflow freight through its capacity management department, utilizing company equipment, dedicated owner operator fleet, a nationwide agent network and extensive contract carriers throughout all 48 continental states, Mexico and Canada. Revenues from Domestic Transportation represented approximately 19% of total revenues for the three-month period ended March 31, 2004.

EXPEDITING SERVICES - The Company provides expedited transportation, deferred airfreight transportation, local cartage, aircraft charters, consolidation and local pickup and delivery services on a tight or irregular time schedule, through its network of facilities, independent contractors and agent relationships on an overnight or two day basis. Revenues from Expediting Services represented approximately 59% of total revenues for the three-month period ended March 31, 2004.

DEDICATED DELIVERY SERVICES- The Company provides its customers with a seamless solution for time-definite ground transportation and warehouse management to become a cost effective and highly reliable extension of the customers’ own distribution system. Revenues from Dedicated Delivery Services represented approximately 22% of total revenues for the three-month period ended March 31, 2004.

Segmentz objective is to build a company that supports “segments” of customer’s supply chain initiatives. The Company sustains a competitive advantage by providing flexible, customized, end-to-end solutions, which utilize experienced personnel and technology to exceed the customer’s expectations.

The Segmentz acquisition strategy focuses on integrating logistics businesses that will enhance service offerings within our current market areas as well as extend our network to targeted locations in the Midwestern and Southeastern United States. The Company selects acquisition targets based upon their ability to demonstrate: (1) consistent profitability; (2) history of service level delivery and brand identity; (3) regional or service niche and position that is accretive to our current footprint and overlaps or enhances our current service offerings; and (4) creates maximum capacity and equipment utilization to stabilize a platform that will support continued enterprise revenue growth that drives profitability. Through March 31, 2004, Segmentz has completed the acquisition of three strategically located logistics and transportation providers. The acquisition companies are as follow: Dasher Express, Inc., (“Dasher”) on December 31, 2003, certain assets of Frontline Freight (“Frontline”) on January 8, 2004, and Bullet Freight Systems (“Bullet”) on October 1, 2003.

Results of Operations

Revenues increased approximately $3,733,000, or 129%, to approximately $6,621,000 for the period ended March 31, 2004, as compared to approximately $2,888,000 for the period ended March 31, 2003. The increases in revenue primarily relate to (i) the three recent acquisitions (ii) expansion of the Chicago terminal location, (iii) a dedicated delivery services (DDS) contract to provide staging, processing, delivery and report integration from a regional cross-dock hub facility in Evansville, IN., (iv) cross-selling of expanded company services and points of service throughout the Company’s client base, (v) increased ability to provide expedited service through increases in scheduled services within the Company’s freight network and, (vi) general increases resulting from marketing efforts and brand awareness.

Costs of services provided, which consist primarily of payment for trucking services, fuel, insurance, cross dock facilities, equipment costs and payroll expenses increased by approximately $3,281,000, or 150%, to approximately $5,471,000 for the period ended March 31, 2004, as compared to approximately $2,190,000 for the period ended March 31, 2003. As a percentage of revenues cost of services amounted to approximately 83% of related revenues for the period ended March 31, 2004, as compared with approximately 76% for the period ended March 31, 2003. Increased costs of service for the first quarter result primarily from (i) lower freight volume in accordance with historical results and expectations, (ii) rental equipment costs and repair costs, related to the short term needs to integrate our time scheduled operations and expedited operating requirements, and (iii) a significant increase in depreciation and amortization related to the recent acquisitions, which should reduce as we integrate equipment plans with operational consolidation. The Company anticipates costs returning to historical levels during the second, third and fourth quarters as we complete the integration of acquired companies, in addition to additional freight volume in our current network.

General and administrative expense increased by approximately $1,200,000 or 239% to approximately $1,703,000 as compared to approximately $503,000 for the period ended March 31, 2003. The increase of general and administrative expenses resulted primarily to (i) expansion of technology, equipment, personnel and infrastructure for increased sales and anticipated increases in the second and third quarter, (ii) expansion of facilities in several cities to allow us to meet significant opportunities, (iii) expenses directly related to integration of acquisitions, (iv) additional sales, marketing and branding efforts to introduce our expanded locations, service offerings and brands to our new and expanding client base and (v) expenses related to prospective acquisitions. The Company had anticipated these increases in general and administrative costs in connection with acquisitions and internally generated growth and believes it will be able to reduce expenses to historical percentage levels as acquisitions are completed, integrated and synergies are capitalized upon.

The Company realized a loss from continuing operations before provisions for income taxes of approximately $624,000 for the period ended March 31, 2004, compared with income from continuing operations before provisions for income taxes of approximately $184,000 for the period ended March 31, 2003.

The income tax benefit was approximately $220,000 for the three months ended March 31, 2004 compared to a provision of $53,500 for the three months ended March 31, 2003. Differences between the effective tax rate used for 2004 and 2003, as compared to the U.S. federal statutory rate, are primarily due to permanent differences and adjustments to the deferred tax asset valuation allowance.

Basic loss per share from continuing operations for the period ended March 31, 2004 was $.02, compared with basic earnings of $.02 for the period ended March 31, 2003. Diluted loss per share from continuing operations for the period ended March 31, 2004 was $.02, compared with diluted earnings per share of $.02 for the period ended March 31, 2003.

Critical Accounting Policies

Principals of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Operating Revenues

Operating revenues for transportation services are recognized on the date the freight is delivered. Related costs of delivery of shipments in transit are accrued as incurred. Revenues from warehousing and other services are recognized as the services are performed.

Accounts Receivable

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customers payment history and the customer’s current ability to pay its obligation. Based on managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $1,054,000 as of March 31, 2004 is deemed adequate. The Company does not accrue interest on past due receivables.

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

Contingent Liabilities

The Company is party to a number of legal actions, which are not material to operations pursuant to Item 301 of Regulation S-B.

EBITDA

EBITDA for the three months ended March 31, 2004 was approximately $(314,000) compared to approximately $216,000 in the comparable period of the prior year. The Company defines EBITDA as earnings before interest, taxes, depreciation and amortization costs. The Company also excludes the cumulative effect of a change in accounting principle, discontinued operations, and the impact of restructuring and other charges from the computation. The Company believes EBITDA is a useful measure of operating performance before the impact of investing and financing transactions, making comparisons between companies’ earnings power more meaningful and providing consistent comparisons of the Company’s performance. In order to provide consistent comparisons of year-over-year EBITDA, the following reconciliation is provided.

	Three months ended March 31,
	2004	2003
Net (loss) income as reported	$(404,031)	$130,842
Income tax (benefit) provision	(220,000)	53,500
Interest expense	71,100	10,453
Depreciation and amortization	239,296	21,526

EBITDA	$(313,635)	$216,321

USE OF GAAP AND NON-GAAP MEASURES

In addition to results presented in accordance with generally accepted accounting principles (“GAAP”), the Company has included in this report earnings “EBITDA” with EBITDA being defined by the Company as earnings before interest, taxes, depreciation and amortization. The Company also excludes the cumulative effect of a change in accounting principle, discontinued operations, and the impact of restructuring and other charges from the computation of EBITDA. For each non-GAAP financial measure, the Company has presented the most directly comparable GAAP financial measure and has reconciled the non-GAAP financial measure with such comparable GAAP financial measure.

These non-GAAP financial measures provide useful information to investors to assist in understanding the underlying operational performance of the Company. Specifically, EBITDA is useful measures of operating performance before the impact of investing and financing transactions, making comparisons between companies’ earnings power more meaningful and providing consistent period-over-period comparisons of the Company’s performance. In addition, the Company uses these non-GAAP financial measures internally to measure its on-going business performance and in reports to bankers to permit monitoring of the Company’s ability to pay outstanding liabilities.

Liquidity and Capital Resources

As of March 31, 2004 the Company has approximately $5,000,000 of working capital and has cash and cash equivalents of approximately $1,553,000, compared with a cash overdraft at March 31, 2003. This increase was primarily a result of the Company’s capital transaction during the year ended December 31, 2003 and the three months ended March 31, 2004.

During the period ended March 31, 2004, the Company received approximately $1,737,500 in gross proceeds from a private placement offering of the Company’s stock that was made in accordance with exemption under Regulation D, Rule 506 of the Securities and Exchange Act of 1933, as amended, in which the Company sold approximately 400,000 units to accredited investors at a price of $2.00 per unit, each unit consisting of two shares of common stock and one warrant to purchase a share of common stock of the Company at an exercise price of $1.50 per share, and two investor exercised purchase rights under the terms of options issued in connection with this placement, buying 625,000 shares for $1.50 per share.

In March 2002, the Company issued 350,000 warrants to purchase common stock in the Company for between $1.01 and $1.15 in connection with a term note that has been repaid. In February of 2004 the company received approximately $367,500 related to these warrants being exercised.

The Company incurred offering costs of approximately $170,000 during the period ended March 31, 2004.

In January of 2004, the Company entered into a term credit facility with Merrill Lynch Business Financial Services (MLBFS) with a stated credit limit of $1.75 million. This facility is a revolving facility that provides for advance against the Company’s eligible accounts receivable balances. The facility bears interest at London InterBank Over the Counter Rate (LIBOR) plus 275 basis points. The LIBOR rate at the closing of the facility was 1.09. As of March 31, 2004, the Company had $1,100,000 available under this credit facility.

The Company may receive proceeds in the future from the exercise of warrants and options outstanding as of March 31, 2004 in accordance with the following schedule:

	Number of Shares	Proceeds
Options outstanding under the Company’s Stock Option Plan	500,000	$655,000
Non-Plan Options	310,000	432,000
Warrants	6,703,200	9,205,000

Total	7,513,200	$10,292,000

Since March 31, 2004, the Company received approximately $10,672,500 in gross proceeds from a private placement offering of the Company’s stock that was made in accordance with exemption under regulation D, Rule 506 of the Securities and Exchange Act of 1933, as amended, in which the Company sold 6,098,571 units to accredited investors (each of which was a qualified institutional buyer) at a price of

$1.75 per unit, each unit consisting of one share of common stock and two tenths of a warrant to purchase a share of common stock for an exercise price of $2.20 per share. The Company incurred offering costs of approximately $1,100,000.

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

Item 3. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as such term is defined in Rules 13a-1(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Segmentz, Inc., including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

(b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in various civil actions as part of its normal course of business. The Company is not party to any litigation that is material to ongoing operations as defined in Item 301 of Regulation S-B as of the period ended March 31, 2004.

Item 2. Changes in Securities and Use of Proceeds.

The Company has sold its common and preferred shares during the past three years. The following information is a summary of such sales as required under Item 701 (Rule 228.701) of Regulation S-B:

Date	Type of Securities	Shares/Description	Additional Information	Amount of Securities
12/2001	Preferred A & B	1,200,805	Conversion by Related Parties	$1,200,805
7/2002	Common Stock	20,000	Regulation D Exempt Rule 506 Private Placement	10,000
10/2002	Preferred Stock	600	Series C Preferred Common Stock	60,000 18,000
7/2003	Common Stock Warrants	2,673,333 1,337,500	Regulation D Exempt Rule 506 Private Placement	2,000,000
9/2003	Common Stock Warrants	3,743,999 2,724,999	4(2) Exempt Private Placement	2,559,000
10/2003	Preferred Stock	414,923	Redemption	(240,655)
1/2004	Common Stock	3,832,666	4(2) Exempt Private Placement	4,125,000
1/2004	Preferred Stock Common Stock	(773,896 763,923)	Exchange
1/2004	Common Stock	500,000	Exercise $1.50 warrants	750,000
1/2004	Common Stock	125,000	Exercise $1.50 warrants	187,500
2/2004	Common Stock	350,000	Exercise various warrants	367,500
5/1/2004	Common Stock Warrants	6,098,571 1,219,714	4(2) Exempt Private Placement $2.20 exercise price	$10,672,500

Item 3. Defaults upon Senior Securities

The Company has not defaulted on any securities.

Item 4. Submission of Matters to a Vote of Security Holders.

No items have been submitted to Security Holders to be voted upon during the period ended March 31, 2004.

Item 5. Other Information.

The Company has no other information to report for the period ended March 31, 2004.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibit list

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

(b) Reports on Form 8-K

The Company filed one report on Form 8-K related to activities during the fiscal quarter ended March 31, 2004:

(i) January 7, 2004 – Acquisition of Dasher Express, Inc. (as of December 31, 2003)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Segmentz, Inc.

Date May 7, 2004	/s/ Allan J. Marshall
Allan J. Marshall
Chief Executive Officer

/s/ John S. Flynn
John S. Flynn
President & Chief Financial Officer

/s/ Dennis M. McCaffrey
Dennis M. McCaffrey
Chief Operating Officer

/s/ David J. Hare
David J. Hare
Director