Form 10QSB
period 2004-06-30
SEGMENTZ INC
filed 2004-08-16
CIK 1166003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

The Registrant has 26,347,034 shares of its common stock issued and outstanding as of August 12, 2004

The Registrant has no shares of its preferred stock issued or outstanding as of August 12, 2004

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Financial Statements

Segmentz, Inc.

Three Months and Six Months Ended June 30, 2004 and 2003 (Unaudited)

Segmentz, Inc.

Financial Statements

Three Months and Six Months Ended June 30, 2004 and 2003 (Unaudited)

Segmentz, Inc.

Balance Sheet

June 30, 2004 (Unaudited)

Assets
Current assets:
Cash and cash equivalents	$9,239,631
Accounts receivable, net of allowance of $1,000,757	4,981,135
Prepaid expenses	1,104,255
Other current assets	451,945

Total current assets	15,776,966

Property and equipment, net of accumulated depreciation	3,170,314
Goodwill	1,550,446
Loans and advances	100,401
Other long term assets	955,300

$21,553,427

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$751,449
Accrued salaries and wages	265,601
Accrued expenses, other	501,120
Short-term portion of long-term debt	205,928
Other current liabilities	10,450

Total current liabilities	1,734,548

Notes payable and capital leases	283,056
Deferred tax liability	450,979

Stockholders’ equity:
Common stock, $.001 par value; 40,000,000 shares authorized; 26,097,034 shares issued and outstanding	26,097
Additional paid-in capital	19,748,912
Accumulated deficit	(690,165)

Total stockholders’ equity	19,084,844

$21,553,427

The accompanying notes are an integral part of the financial statements.

Segmentz, Inc.

Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Revenues:
Operating revenue	$7,568,090	$3,320,310	$14,188,842	$6,200,391
Consulting and other revenue				7,641

	7,568,090	3,320,310	14,188,842	6,208,032

Expenses:
Operating expenses	6,219,169	2,385,537	11,690,090	4,575,727
General and administrative expenses	1,947,020	716,285	3,649,782	1,219,022
Interest expense	11,252	16,861	82,352	27,314

	8,177,441	3,118,683	15,422,224	5,822,063

Income (loss) before tax (benefit) provision	(609,351)	201,627	(1,233,382)	385,969

Income tax (benefit) provision	(215,000)	58,800	(435,000)	112,300

Net (loss) income	$(394,351)	$142,827	$(798,382)	$273,669

Basic (loss) earnings per common share	$(.02)	$.02	$(.04)	$.04

Basic weighted average common shares outstanding	23,960,827	6,925,048	21,443,788	6,861,448

Diluted (loss) earnings per common share	$(.02)	$.02	$(.04)	$.03

Diluted weighted average common shares outstanding	23,960,827	8,126,367	21,443,788	8,059,933

The accompanying notes are an integral part of the financial statements.

Segmentz, Inc.

Statement of Changes in Stockholders’ Equity

Six Months Ended June 30, 2004 (Unaudited)

	Preferred Stock		Capital Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2003	773,896	$773,896	17,087,840	$17,088	$7,427,013	$108,217	$8,326,214

Conversion of series A preferred stock	(773,896)	(773,896)	763,923	764	773,132		—
Issuance of common stock for acquisition			77,000	77	99,923		100,000
Issuance of common stock, net			8,168,271	8,168	11,448,844		11,457,012

Net loss through June 30, 2004						(798,382)	(798,382)

Balance, June 30, 2004	—	$—	26,097,034	$26,097	$19,748,912	$(690,165)	$19,084,844

The accompanying notes are an integral part of the financial statements.

Segmentz, Inc.

Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2004	2003
Operating activities
Net (loss) income	$(798,382)	$273,669
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Provision for doubtful accounts receivable	(79,422)	197,261
Depreciation and amortization	528,707	36,136
Valuation on deferred tax asset	—	(32,800)
Non-cash expenses related to issuance of stock and warrants	32,391	41,965
Changes in:
Accounts and other trade receivables	(499,056)	89,590
Other current assets	(411,945)	—
Prepaid expenses and other assets	(272,338)	(300,999)
Other assets	(54,241)	(181,910)
Accounts payable	(741,447)	382,162
Accrued expenses	180,291	145,189
Accrued salaries and wages	90,313	26,980
Other liabilities	(30,006)	—

Total adjustments	(1,256,753)	403,574

Net cash used in operating activities	(2,055,135)	677,243

Investing activities
Purchases of equipment	(318,618)	(198,671)
Advances to agent		(740,000)
Deposit on equipment purchase	(145,514)	—
Loans, advances, and other receivables	4,542	5,108

Net cash used in investing activities	(459,590)	(933,563)

Financing activities
Net obligations under factoring arrangements	(1,032,708)	(550,407)
Proceeds from issuance of debt and capital leases	99,366	678,157
Payment on debt and capital leases	(753,048)
Overdraft facility	—	98,065
Proceeds from issuance of equity, net	11,411,448	30,720

Net cash provided by financing activities	9,725,058	256,535

Net increase in cash	7,210,333	215

Cash, beginning of period	2,029,298	3,758

Cash, end of period	$9,239,631	$3,973

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during the period for interest	$64,700	$—

The accompanying notes are an integral part of the financial statements.

Segmentz, Inc.

Notes to Financial Statements

Three Months and Six Months Ended June 30, 2004 and 2003 (Unaudited)

1. Significant Accounting Principles

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the financial position at June 30, 2004, (b) the results of operations for the three month and six month periods ended June 30, 2004 and 2003, and (c) cash flows for the six month periods ended June 30, 2004 and 2003, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2003. The results of operations for the three month and six month period ended June 30, 2004 are not necessarily indicative of those to be expected for the entire year.

Stock-Based Compensation

Segmentz, Inc. (the Company) accounts for stock based compensation under the intrinsic value method of accounting for stock based compensation and has disclosed pro forma net income and earnings per share amounts using the fair value based method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation.” The Company has implemented the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. There was no stock based compensation given to employees during the three-month and six-month periods ended June 30, 2003.

For the three-months and six-months ended June 30, 2004:

	Three Months	Six Months
	Ended June 30, 2004
Net loss:
As reported	$(394,351)	$(798,382)

Total stock-based employee compensation expense included in reported net income applicable to common stockholder, net of tax	—	—
Total stock-based employee compensation determined under fair value based method, net of related tax effects	(34,500)	(168,600)

Segmentz, Inc.

Notes to Financial Statements

Three Months and Six Months Ended June 30, 2004 and 2003 (Unaudited)

1. Significant Accounting Principles -continued

Stock-Based Compensation

Pro forma

Net loss	$(428,851)	$(966,982)

Loss per share

Basic – as reported	$(0.02)	$(0.04)
Basic – pro forma	$(0.02)	$(0.05)

Diluted loss per share

Diluted – as reported	$(0.02)	$(0.04)
Diluted – pro forma	$(0.02)	$(0.05)

The preceding pro forma results were calculated with the use of the Black-Scholes option pricing model. The following assumptions were used for the three month and the six month periods ended June 30, 2004 (1) risk-free interest rate of 2.80%, (2) no dividend yield, (3) expected lives of between 3.0 and 5.0 years and (4) volatility of between 45% and 85%. Results may vary depending on the assumptions applied within the model. Compensation expense recognized in providing pro forma disclosures may not be representative of the effects on net income for future years.

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

Segmentz, Inc.

Notes to Financial Statements

Three Months and Six Months Ended June 30, 2004 and 2003 (Unaudited)

1. Significant Accounting Principles -continued

Income Taxes

Taxes on income are provided in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax bases of particular assets and liabilities and the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the enactment date. A valuation allowance is provided to offset the net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. There is no allowance recorded as of June 30, 2004 on any deferred tax assets.

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

Common stock equivalents in the three month and six month periods ended June 30, 2004 was anti-dilutive due to the net losses sustained by the Company during this period. Therefore, the diluted weighted average common shares outstanding in this period is the same as the basic weighted average common shares outstanding.

2. Obligations Due Under Factoring Arrangement

As of January 31, 2004 the Company terminated the factoring agreement and the obligation due under factoring arrangement was fully satisfied.

Segmentz, Inc.

Notes to Financial Statements

Three Months and Six Months Ended June 30, 2004 and 2003 (Unaudited)

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

4. Line of Credit

In January of 2004, the Company entered into a term credit facility with Merrill Lynch Business Financial Services (MLBFS) with a stated credit limit of $1.75 million. This facility is a revolving facility that provides for advances against the Company’s eligible accounts receivable balances. The facility bears interest at London InterBank Over the Counter Rate (LIBOR) plus 275 basis points. The LIBOR rate at June 30, 2004 was 1.36%. As of June 30, 2004, the Company had approximately $1,750,000 available under this credit facility.

Segmentz, Inc.

Notes to Financial Statements

Three Months and Six Months Ended June 30, 2004 and 2003 (Unaudited)

5. Equity

During February of 2004 the Series A Preferred Stock was converted into 763,923 shares of common stock

In January of 2004, the Company received approximately $1,737,500 in gross proceeds from a private placement offering of the Company’s stock that was made in accordance with exemption under Regulation D, Rule 506 of the Securities and Exchange Act of 1933, as amended, in which the Company sold approximately 400,000 units to accredited investors at a price of $2.00 per unit, each unit consisting of two shares of common stock and one warrant to purchase a share of common stock of the Company at an exercise price of $1.50 per share, and two investor exercised purchase rights under the terms of options issued in connection with this placement, buying 625,000 shares for $1.50 per share.

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

In April 2004, the Company received approximately $10,672,500 in gross proceeds from a private placement offering of the Company’s stock that was made in accordance with exemption under regulation D, Rule 506 of the Securities and Exchange Act of 1933, as amended, in which the Company sold 6,098,571 units to accredited investors at a price of $1.75 per unit, each unit consisting of one share of common stock and two tenths of a warrant to purchase a share of common stock for an exercise price of $2.20 per share. The Company incurred offering costs of approximately $1,250,000 related to this offering.

In April 2004, approximately 350,000 cashless options were exercised and converted into approximately 183,000 shares of common stock. The Company received no consideration related to this transaction.

The Company incurred total offering costs of approximately $1,420,000 during the six month period ended June 30, 2004.

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

7. Subsequent Events

Segmentz inc. has entered into a definitive agreement to acquire all of the issued and outstanding stock of Express-1, Inc., a privately owned provider of third party logistics services. The closing of the acquisition is subject to standard conditions, including, but not limited to, obtaining approval from the American Stock Exchange for the listing of additional shares, obtaining third party consents, and entry into employment agreements with certain principals of Express-1, Inc. . As consideration for the purchase the Company will pay $6,000,000 cash / demand note, 50,000 shares of Segmentz, Inc.’s common stock, approximately 2,930,000 options at $1.75 per share and conditional payments that could total up to $6,500,000 in cash and stock over a four year period based on the financial performance of the business. The estimated purchase price will include acquisition costs of approximately $200,000 and maximum additional tax payments to the former owners of approximately $300,000, but excludes the contingent consideration, was approximately $6,770,000.

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

This Form 10-QSB contains statements that constitute “forward-looking statements.” These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company’s financial condition or results of operations for its limited history; (ii) the Company’s business and growth strategies; (iii) the Company’s ability to integrate the companies it has acquired and, (iv) the Company’s financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company’s limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technology change and competition. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

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

DOMESTIC TRANSPORTATION- The Company arranges truckload, less-than-truckload (L-T-L) transportation and overflow freight through its capacity management department, utilizing company equipment, dedicated owner operator fleet, a nationwide agent network and extensive contract carriers throughout all 48 continental states, Mexico and Canada. Revenues from Domestic Transportation represented approximately 12% of total revenues for the six-month period ended June 30, 2004.

EXPEDITING SERVICES - The Company provides expedited transportation, deferred airfreight transportation, local cartage, aircraft charters, consolidation and local pickup and delivery services on a tight or irregular time schedule, through its network of facilities, independent contractors and agent relationships on an overnight or two day basis. Revenues from Expediting Services represented approximately 74% of total revenues for the six-month period ended June 30, 2004.

DEDICATED DELIVERY SERVICES- The Company provides its customers with a seamless solution for time-definite ground transportation and warehouse management to become a cost effective and highly reliable extension of the customers’ own distribution system. Revenues from Dedicated Delivery Services represented approximately 14% of total revenues for the six-month period ended June 30, 2004.

Segmentz objective is to build a company that supports “segments” of customer’s supply chain initiatives. The Company sustains a competitive advantage by providing flexible, customized, end-to-end solutions, which utilize experienced personnel and technology to exceed the customer’s expectations.

The Segmentz acquisition strategy focuses on integrating logistics businesses that will enhance service offerings within our current market areas as well as extend our network to targeted locations in the Midwestern and Southeastern United States. The Company selects acquisition targets based upon their ability to demonstrate: (1) consistent profitability; (2) history of service level delivery and brand identity; (3) regional or service niche and position that is accretive to our current footprint and overlaps or enhances our current service offerings; and (4) creates maximum capacity and equipment utilization to stabilize a platform that will support continued enterprise revenue growth that drives profitability. Through June 30, 2004, Segmentz has completed the acquisition of three strategically located logistics and transportation providers. The acquisition companies are as follow: Dasher Express, Inc., (“Dasher”) on December 31, 2003, certain assets of Frontline Freight (“Frontline”) on January 8, 2004, and Bullet Freight Systems (“Bullet”) on October 1, 2003. Since June 30, 2004 the Company has entered into an agreement to acquire all of the outstanding stock of a fourth company.

Results of Operations

For the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

Revenues increased approximately $4,248,000, or 128%, to approximately $7,568,000 for the period ended June 30, 2004, as compared to approximately $3,320,000 for the period ended June 30, 2003. The increases in revenue primarily relate to (i) the three recent acquisitions (ii) expansion of the Chicago and Louisville terminal locations, (iii) a dedicated delivery services (DDS) contract to provide staging, processing, delivery and report integration from a regional cross-dock hub facility in Evansville, IN., (iv) cross-selling of expanded company services and points of service throughout the Company’s client base, (v) selling of services under the new agency agreement with Temple Trucking Inc., (vi) increased ability to provide expedited service through increases in scheduled services within the Company’s freight network and, (vii) general increases resulting from marketing efforts and brand awareness.

Costs of services provided, which consist primarily of payment for trucking services, fuel, insurance, cross dock facilities, equipment costs and payroll expenses increased by approximately $3,834,000, or 161%, to approximately $6,219,000 for the period ended June 30, 2004, as compared to approximately $2,385,000 for the period ended June 30, 2003. As a percentage of revenues cost of services amounted to approximately 82% of related revenues for the period ended June 30, 2004, as compared with approximately 72% for the period ended June 30, 2003. Increased costs of service for the second quarter result primarily from (i) lower freight volume growth than expected, (ii) rental equipment costs and repair costs, related to the short term needs to integrate our time scheduled operations and expedited operating requirements, (iii) managements’ intentional delay in the total consolidation of operations and call center functions until the completion of expected acquisitions (iv) increased infrastructure costs related to expanded delivery network and (v) a significant increase in depreciation and amortization related to the recent acquisitions, which should reduce as we integrate equipment plans with operational consolidation. The Company anticipates a significant reduction in costs of service as we complete the integration of newly acquired companies, transformation of fleet to an owner operator model, managements’ reduction of fixed payroll, purchase transportation and equipment costs in line with current freight volumes and higher anticipated freight capacity from the expansion of geographical location through an agency agreement and internal growth.

General and administrative expense increased by approximately $1,231,000 or 172% to approximately $1,947,000 for the period ended June 30, 2004 as compared to approximately $716,000 for the period ended June 30, 2003. The increase of general and administrative expenses resulted primarily to (i) expansion of technology, equipment, personnel and infrastructure for increased sales and anticipated increases in the third and fourth quarter, (ii) expansion of facilities in several cities to allow us to meet significant opportunities, (iii) expenses directly related to integration of acquisitions, (iv) additional sales, marketing and branding efforts to introduce our expanded locations, service offerings and brands to our new and expanding client base (v) amortization of intangible assets and (vi) expenses related to prospective acquisitions. The Company had anticipated these increases in general and administrative costs in connection with acquisitions and internally generated growth and believes it will be able to reduce expenses compared to revenue as additional acquisitions are completed, integrated and synergies are capitalized upon.

The Company realized a loss from continuing operations before provisions for income taxes of approximately $609,000 for the period ended June 30, 2004, compared with income from continuing operations before provisions for income taxes of approximately $202,000 for the period ended June 30, 2003.

The income tax benefit was approximately $215,000 for the three months ended June 30, 2004 compared to an income tax provision of $58,800 for the three months ended June 30, 2003. Differences between the effective tax rate used for 2004 and 2003, as compared to the U.S. federal statutory rate, are primarily due to permanent differences and adjustments to the deferred tax asset valuation allowance.

Basic loss per share from continuing operations for the period ended June 30, 2004 was $.02, compared with basic earnings of $.02 for the period ended June 30, 2003. Diluted loss per share from continuing operations for the period ended June 30, 2004 was $.02, compared with diluted earnings per share of $.02 for the period ended June 30, 2003.

For the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

Revenues increased approximately $7,981,000, or 129%, to approximately $14,189,000 for the period ended June 30, 2004, as compared to approximately $6,208,000 for the period ended June 30, 2003. The increases in revenue primarily relate to (i) the three recent acquisitions (ii) expansion of the Chicago and Louisville terminal locations, (iii) a dedicated delivery services (DDS) contract to provide staging, processing, delivery and report integration from a regional cross-dock hub facility in Evansville, IN., (iv) cross-selling of expanded company services and points of service throughout the Company’s client base, (v) selling of services under the new agency agreement with Temple Trucking Inc., (vi) increased ability to provide expedited service through increases in scheduled services within the Company’s freight network and, (vii) general increases resulting from marketing efforts and brand awareness.

Costs of services provided, which consist primarily of payment for trucking services, fuel, insurance, cross dock facilities, equipment costs and payroll expenses increased by approximately $7,114,000, or 155%, to approximately $11,690,000 for the period ended June 30, 2004, as compared to approximately $4,576,000 for the period ended June 30, 2003. As a percentage of revenues cost of services amounted to approximately 82% of related revenues for the period ended June 30, 2004, as compared with approximately 74% for the period ended June 30, 2003. Increased costs of service for the six-month period resulted primarily from (i)

lower freight volume in accordance with historical results and a lower growth rate than expected, (ii) rental equipment costs and repair costs, related to the short term needs to integrate our time scheduled operations and expedited operating requirements, (iii) managements’ intentional delay in the total consolidation of operations and administrative function until the completion of expected acquisitions and (iv) a significant increase in depreciation and amortization related to the recent acquisitions, which should reduce as we integrate equipment plans with operational consolidation. The Company anticipates a significant reduction in costs of service as we complete the integration of newly acquired companies, transformation of fleet to an owner operator model, managements’ reduction of fixed payroll, purchase transportation and equipment costs in line with current freight volumes and higher anticipated freight capacity from the expansion of geographical location through an agency agreement and internal growth.

General and administrative expense increased by approximately $2,431,000 or 199% to approximately $3,650,000 for the period ended June 30, 2004 as compared to approximately $1,219,000 for the period ended June 30, 2003. The increase of general and administrative expenses resulted primarily to (i) expansion of technology, equipment, personnel and infrastructure for increased sales, (ii) expansion of facilities in several cities to allow us to meet significant opportunities, (iii) expenses directly related to integration of acquisitions, (iv) additional sales, marketing and branding efforts to introduce our expanded locations, service offerings and brands to our new and expanding client base and (v) expenses related to prospective acquisitions. The Company had anticipated these increases in general and administrative costs in connection with acquisitions and internally generated growth and believes it will be able to reduce expenses compared to revenue as additional acquisitions are completed, integrated and synergies are capitalized upon.

The Company realized a loss from continuing operations before provisions for income taxes of approximately $1,233,000 for the period ended June 30, 2004, compared with income from continuing operations before provisions for income taxes of approximately $386,000 for the period ended June 30, 2003.

The income tax benefit was approximately $435,000 for the six months ended June 30, 2004 compared to a provision of $112,300 for the six months ended June 30, 2003. Differences between the effective tax rate used for 2004 and 2003, as compared to the U.S. federal statutory rate, are primarily due to permanent differences and adjustments to the deferred tax asset valuation allowance.

Basic loss per share from continuing operations for the period ended June 30, 2004 was $.04, compared with basic earnings of $.04 for the period ended June 30, 2003. Diluted loss per share from continuing operations for the period ended June 30, 2004 was $.04, compared with diluted earnings per share of $.03 for the period ended June 30, 2003.

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

Accounts Receivable

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customers payment history and the customer’s current ability to pay its obligation. Based on managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $1,001,000 as of June 30, 2004 is deemed adequate. Although Management believes that account receivables are recorded at their net realizable value, a 10% decline in historical collection rate would increase the current bad debt expense by approximately $70,000. The Company does not accrue interest on past due receivables.

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

EBITDA

EBITDA for the three months and six months ended June 30, 2004 was approximately $(309,000) and $(622,000) compared to approximately $233,000 and $449,000 in the comparable period of the prior year, respectively. The Company defines EBITDA as earnings before interest, taxes, depreciation and amortization costs. The Company also excludes the cumulative effect of a change in accounting principle, discontinued operations, and the impact of restructuring and other charges from the computation. The Company believes EBITDA is a useful measure of operating performance before the impact of investing and financing transactions, making comparisons between companies’ earnings power more meaningful and providing consistent comparisons of the Company’s performance. In order to provide consistent comparisons of year-over-year EBITDA, the following reconciliation is provided.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net (loss) income as reported	$(394,351)	$142,827	$(798,382)	$273,669
Income tax (benefit) provision	(215,000)	58,800	(435,000)	112,300
Interest expense	11,252	16,861	82,352	27,314
Depreciation and amortization	289,411	14,610	528,707	36,136

EBITDA	$(308,688)	$233,098	$(622,323)	$449,419

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

Liquidity and Capital Resources

As of June 30, 2004 the Company has approximately $14,000,000 of working capital and has cash and cash equivalents of approximately $9,240,000, compared with approximately $4,000 of cash and cash equivalents at June 30, 2003. This increase was primarily a result of the Company’s capital transactions during the year ended December 31, 2003 and the six months ended June 30, 2004.

During the six months ended June 30, 2004 cash has increased by approximately $7,200,000. During the six month period ended June 30, 2004 the approximate $11,400,000 of proceeds from issuance of equity was primarily decreased by: (i) the elimination of approximately $1,700,000 of debt; (ii) the net operating loss before tax of approximately $1,200,000; (iii) a $750,000 decrease in accounts payables; and (iv) a $500,000 increase in accounts receivable.

In January of 2004, the Company received approximately $1,737,500 in gross proceeds from a private placement offering of the Company’s stock that was made in accordance with exemption under Regulation D, Rule 506 of the Securities and Exchange Act of 1933, as amended, in which the Company sold approximately 400,000 units to accredited investors at a price of $2.00 per unit, each unit consisting of two shares of common stock and one warrant to purchase a share of common stock of the Company at an exercise price of $1.50 per share, and two investor exercised purchase rights under the terms of options issued in connection with this placement, buying 625,000 shares for $1.50 per share.

In March 2002, the Company issued 350,000 warrants to purchase common stock in the Company for between $1.01 and $1.15 in connection with a term note that has been repaid. In February of 2004 the company received approximately $367,500 related to these warrants being exercised.

In January of 2004, the Company entered into a term credit facility with Merrill Lynch Business Financial Services (MLBFS) with a stated credit limit of $1.75 million. This facility is a revolving facility that provides for advances against the Company’s eligible accounts receivable balances. The facility bears interest at London InterBank Over the Counter Rate (LIBOR) plus 275 basis points. The LIBOR rate at June 30, 2004 was 1.36%. As of June 30, 2004, the Company had approximately $1,750,000 available under this credit facility.

In April 2004, the Company received approximately $10,672,500 in gross proceeds from a private placement offering of the Company’s stock that was made in accordance with exemption under regulation D, Rule 506 of the Securities and Exchange Act of 1933, as amended, in which the Company sold 6,098,571 units to accredited investors (each of which was a qualified institutional buyer) at a price of $1.75 per unit, each unit consisting of one share of common stock and two tenths of a warrant to purchase a share of common stock for an exercise price of $2.20 per share. The Company incurred offering costs of approximately $1,250,000.

The Company incurred total offering costs of approximately $1,420,000 during the six month period ended June 30, 2004.

The Company may receive proceeds in the future from the exercise of warrants and options outstanding as of June 30, 2004 in accordance with the following schedule:

	Approximate Number of Shares	Approximate Proceeds
Options outstanding under the Company’s Stock Option Plan	300,000	$399,000
Non-Plan Options	328,000	481,500
Warrants	8,339,900	12,953,500

Total	8,967,900	$13,834,000

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

Item 3. Controls and Procedures.

Definition of Controls

Management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, has designed, or caused to be designed, and maintained disclosure controls and procedures, as defined in Exchange Act Rules 13a-15 and 15d-15 (the “Disclosure Controls and Procedures”), to reasonably assure that material information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and to reasonably assure that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a timely manner to allow for appropriate decisions regarding required disclosures. Management has also designed internal controls, including internal controls over financial reporting (the “Internal Controls”), to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”).

Limitations on the Effectiveness of Controls

As more fully discussed in the American Institute of Certified Public Accountants (“AICPA”) auditing standards pronouncement “Consideration Of Internal Control in a Financial Statement Audit,” AU Section 319, paragraphs .21 to .24, an internal control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control objectives will be met. Limitations inherent in any system of internal controls might include, among other things, (i) faulty human judgment and simple errors or mistakes, (ii) collusion of two or more people or inappropriate management override of procedures, (iii) imprecision in estimating and judging cost-benefit relationships in designing controls and (iv) reductions in the effectiveness of one deterring component (such as a strong cultural and governance environment) by a conflicting component (such as may be found in certain management incentive plans). Because of such inherent limitations in any system of internal controls, no evaluation of controls can provide absolute assurance that all weaknesses or instances of fraud, if any, have been detected.

The Company, including its Chief Executive Officer and Chief Financial Officer, believes that the aforementioned limitations apply to any applicable system of internal controls, including the Disclosure Controls and Procedures and Internal Controls. The Company will continue the process of identifying and implementing corrective actions where required to improve the effectiveness of its Disclosure Controls and Procedures and Internal Controls. Significant supplemental resources may continue to be required to prepare the required financial and other information during this ongoing process.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer are responsible for designing, establishing, maintaining and reviewing the Company’s Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have concluded, subject to the limitations noted above, that the Disclosure Controls and Procedures are effective based on such evaluation.

Changes in Internal Controls

There were no significant changes in the Company’s Internal Controls or in other factors that have materially affected, or are reasonably likely to affect, Internal Controls over financial reporting during the most recent fiscal quarter.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in various civil actions as part of its normal course of business. The Company is not party to any litigation that is material to ongoing operations as defined in Item 301 of Regulation S-B as of the period ended June 30, 2004.

Item 2. Changes in Securities and Use of Proceeds.

The Company has sold its common and preferred shares during the past three years. The following information is a summary of such sales as required under Item 701 (Rule 228.701) of Regulation S-B:

Date	Type of Securities	Shares/Description	Additional Information	Amount of Securities
12/2001	Preferred A & B	1,200,805	Conversion by Related Parties	$1,200,805
7/2002	Common Stock	20,000	Regulation D Exempt Rule 506 Private Placement	10,000
10/2002	Preferred Stock	600	Series C Preferred Common Stock	60,000 18,000
7/2003	Common Stock Warrants	2,673,333 1,337,500	Regulation D Exempt Rule 506 Private Placement	2,000,000
9/2003	Common Stock Warrants	3,743,999 2,724,999	4(2) Exempt Private Placement	2,559,000
10/2003	Preferred Stock	414,923	Redemption	(240,655)
1/2004	Common Stock	3,832,666	4(2) Exempt Private Placement	4,125,000
1/2004	Preferred Stock Common Stock	(773,896) 763,923	Exchange
1/2004	Common Stock	500,000	Exercise $1.50 warrants	750,000
1/2004	Common Stock	125,000	Exercise $1.50 warrants	187,500
2/2004	Common Stock	350,000	Exercise various warrants	367,500
4/2004	Common Stock	182,865	Exercise 350,000 cashless warrants	0
5/2004	Common Stock Warrants	6,098,571 1,219,714	4(2) Exempt Private Placement $2.20 exercise price	$10,672,500

Item 3. Defaults upon Senior Securities

The Company has not defaulted on any securities.

Item 4. Submission of Matters to a Vote of Security Holders.

No items have been submitted to Security Holders to be voted upon during the period ended June 30, 2004.

Item 5. Other Information.

The Company has no other information to report for the period ended June 30, 2004.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibit list

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

32.2 Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.3 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

(b) Reports on Form 8-K

The Company filed four reports on Form 8-K related to activities during the six months ended June 30, 2004:

(i)	January 7, 2004 – Acquisition of Dasher Express, Inc. (as of December 31, 2003)
(ii)	May 7, 2004 – Completion of Private Placement
(iii)	May 17, 2004 – Results of Operations and Financial Condition
(iv)	July 14, 2004 – Notice of New Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Segmentz, Inc.

Date August 12, 2004	/s/ Allan J. Marshall
Allan J. Marshall Chief Executive Officer

/s/ John S. Flynn
John S. Flynn President

/s/ Dennis M. McCaffrey
Dennis M. McCaffrey Chief Operating Officer

/s/ Andrew J. Norstrud
Andrew J. Norstrud Chief Financial Officer

/s/ David J. Hare
David J. Hare Director

/s/ Jay Taylor
Jay Taylor Director

/s/ Robert Gries
Robert Gries Director