Form 10QSB
period 2004-09-30
SEGMENTZ INC
filed 2004-11-15
CIK 1166003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

The Registrant has 26,397,034 shares of its common stock issued and outstanding as of November 10, 2004

The Registrant has no shares of its preferred stock issued or outstanding as of November 10, 2004

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Financial Statements

Segmentz, Inc.

Three Months and Nine Months Ended September 30, 2004 and 2003 (Unaudited)

Segmentz, Inc.

Financial Statements

Three Months and Nine Months Ended September 30, 2004 and 2003 (Unaudited)

Contents

Financial Statements:

Segmentz, Inc.

Balance Sheet

September 30, 2004 (Unaudited)

Assets
Current assets:
Cash and cash equivalents	$1,490,531
Accounts receivable, net of allowance of $894,704	9,450,715
Prepaid expenses	1,329,034
Other current assets	877,944

Total current assets	13,148,224

Property and equipment, net of accumulated depreciation	4,244,534
Goodwill and intangible assets	6,167,386
Loans and advances	136,926
Other long term assets	904,915

$24,601,985

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,081,939
Accrued salaries and wages	570,601
Accrued expenses, other	1,569,082
Short-term portion of long-term debt	554,943
Other current liabilities	104,450

Total current liabilities	4,881,015

Notes payable and capital leases	607,605

Stockholders’ equity:
Common stock, $.001 par value; 40,000,000 shares authorized; 26,397,034 shares issued and outstanding	26,397
Additional paid-in capital	20,065,916
Accumulated deficit	(978,948)

Total stockholders’ equity	19,113,365

$24,601,985

The accompanying notes are an integral part of the financial statements.

Segmentz, Inc.

Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Revenues:
Operating revenue	$14,361,376	$3,776,245	$28,550,218	$9,976,636
Consulting and other revenue		250,000		257,641

	14,361,376	4,026,245	28,550,218	10,234,277

Expenses:
Operating expenses	12,113,206	2,860,157	23,803,296	7,435,884
General and administrative expenses	2,691,363	1,050,238	6,341,145	2,269,260
Interest expense	11,590	42,608	93,942	69,922

	14,816,159	3,953,003	30,238,383	9,775,066

Income (loss) before tax (benefit) provision	(454,783)	73,242	(1,688,165)	459,211

Income tax (benefit) provision	(166,000)	21,200	(601,000)	133,500

Net (loss) income	$(288,783)	$52,042	$(1,087,165)	$325,711

Basic (loss) earnings per common share	$(.01)	$.01	$(.05)	$.04

Basic weighted average common shares outstanding	26,287,697	9,912,511	23,058,423	7,878,469

Diluted (loss) earnings per common share	$(.01)	$.00	$(.05)	$.04

Diluted weighted average common shares outstanding	26,287,697	11,113,950	23,058,423	9,077,939

The accompanying notes are an integral part of the financial statements.

Segmentz, Inc.

Statement of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2004 (Unaudited)

	Preferred Stock		Capital Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2003	773,896	$773,896	17,087,840	$17,088	$7,427,013	$108,217	$8,326,214
Conversion of series A preferred stock	(773,896)	(773,896)	763,923	764	773,132		—
Issuance of common stock for acquisition			127,000	127	153,873		154,000
Issuance of common stock, net			8,418,271	8,418	11,711,898		11,720,316
Net loss through September 30, 2004						(1,087,165)	(1,087,165)

Balance, September 30, 2004	—	$—	26,397,034	$26,397	$20,065,916	$(978,948)	$19,113,365

The accompanying notes are an integral part of the financial statements.

Segmentz, Inc.

Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2004	2003
Operating activities
Net (loss) income	$(1,087,165)	$325,711
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Provision for doubtful accounts receivable	(345,475)	108,845
Depreciation and amortization	822,578	105,789
Valuation on deferred tax asset	—	(38,700)
Non-cash expenses related to issuance of stock and warrants	32,391	37,935
Changes in:
Accounts and other trade receivables	(1,777,157)	(393,838)
Other current assets	(796,149)	—
Prepaid expenses and other assets	(372,129)	(548,166)
Other assets	(16,807)	(450,915)
Accounts payable	(77,158)	(93,166)
Accrued expenses	115,786	172,367
Accrued salaries and wages	611,839	121,730
Other liabilities	(28,806)	—

Total adjustments	(1,831,087)	(978,119)

Net cash used in operating activities	(2,918,252)	(652,408)

Investing activities
Purchases of equipment	(982,200)	(488,397)
Acquisition of business, net of cash acquired	(6,373,463)	—
Loans, advances, and other receivables	(31,983)	(13,703)

Net cash used in investing activities	(7,387,646)	(502,100)

Financing activities
Net obligations under factoring arrangements	(1,032,708)	(571,501)
Advances to Murphy Surf Air	—	(1,427,430)
Proceeds from issuance of debt and capital leases	565,924	1,034,227
Payment on debt and capital leases	(838,400)
Payments and proceeds from line of credit, net	(406,437)
Proceeds from issuance of equity, net	11,478,752	3,991,193

Net cash provided by financing activities	9,767,131	3,026,489

Net (decrease) increase in cash	(538,767)	1,871,981

Cash, beginning of period	2,029,298	3,758

Cash, end of period	$1,490,531	$1,875,739

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during the period for interest	$83,000	$67,000

The accompanying notes are an integral part of the financial statements.

Segmentz, Inc.

Notes to Financial Statements

Three Months and Nine Months Ended September 30, 2004 and 2003 (Unaudited)

1. Significant Accounting Principles

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the financial position at September 30, 2004, (b) the results of operations for the three month and nine month periods ended September 30, 2004 and 2003, and (c) cash flows for the nine month periods ended September 30, 2004 and 2003, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2003. The results of operations for the three month and nine month period ended September 30, 2004 are not necessarily indicative of those to be expected for the entire year.

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

For the three months and nine months ended September 30, 2004:

	Three Months	Nine Months
	Ended September 30, 2004
Net loss:
as reported	$(288,783)	$(1,087,165)

Total stock-based employee compensation expense included in reported net income applicable to common stockholder, net of tax	—	—
Total stock-based employee compensation determined under fair value based method, net of related tax effects	(56,300)	(224,900)

Pro forma

Net loss	$(345,083)	$(1,312,065)
Loss per share

Basic – as reported	$(0.01)	$(0.05)
Basic – pro forma	$(0.01)	$(0.06)

Diluted loss per share

Diluted – as reported	$(0.01)	$(0.05)
Diluted – pro forma	$(0.01)	$(0.06)

Segmentz, Inc.

Notes to Financial Statements

Three Months and Nine Months Ended September 30, 2004 and 2003 (Unaudited)

1. Significant Accounting Principles -continued

Stock-Based Compensation

The preceding pro forma results were calculated with the use of the Black-Scholes option pricing model. The following assumptions were used for the three month and the nine month periods ended September 30, 2004 (1) risk-free interest rate of 2.80%, (2) no dividend yield, (3) expected lives of between 3.0 and 5.0 years and (4) volatility of between 35% and 85%. Results may vary depending on the assumptions applied within the model. Compensation expense recognized in providing pro forma disclosures may not be representative of the effects on net income for future years.

For the three months and nine months ended September 30, 2003:

	Three Months	Nine Months
	Ended September 30, 2003
Net income:
as reported	$52,042	$325,711

Total stock-based employee compensation expense included in reported net income applicable to common stockholder, net of tax	—	—
Total stock-based employee compensation determined under fair value based method, net of related tax effects	(1,200)	(1,200)

Pro forma

Net income	$50,842	$324,511

Loss per share

Basic – as reported	$.01	$.04
Basic – pro forma	$.01	$.04

Diluted loss per share

Diluted – as reported	$.00	$.04
Diluted – pro forma	$.00	$.04

Segmentz, Inc.

Notes to Financial Statements

Three Months and Nine Months Ended September 30, 2004 and 2003 (Unaudited)

1. Significant Accounting Principles -continued

Stock-Based Compensation

The preceding pro forma results were calculated with the use of the Black-Scholes option pricing model. The following assumptions were used for the three month and the nine month periods ended September 30, 2003 (1) risk-free interest rate of 1.33%, (2) no dividend yield, (3) expected life of 5.0 years and (4) volatility of 13%. Results may vary depending on the assumptions applied within the model. Compensation expense recognized in providing pro forma disclosures may not be representative of the effects on net income for future years.

Use of Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews its estimates, including but not limited to, purchased transportation, recoverability of long-lived assets, recoverability of prepaid expenses, valuation of investments and allowance for doubtful accounts, on a regular basis and makes adjustments based on historical experiences and existing and expected future conditions. These evaluations are performed and adjustments are made as information is available. Management believes that these estimates are reasonable and have been discussed with the audit committee; however, actual results could differ from these estimates.

Segmentz, Inc.

Notes to Financial Statements

Three Months and Nine Months Ended September 30, 2004 and 2003 (Unaudited)

1. Significant Accounting Principles -continued

Income Taxes

Taxes on income are provided in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax bases of particular assets and liabilities and the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the enactment date. A valuation allowance is provided to offset the net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. There is no allowance recorded as of September 30, 2004 on any deferred tax assets.

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

Common stock equivalents in the three month and nine month periods ended September 30, 2004 was anti-dilutive due to the net losses sustained by the Company during this period. Therefore, the diluted weighted average common shares outstanding in this period is the same as the basic weighted average common shares outstanding.

2. Obligations Due Under Factoring Arrangement

As of January 31, 2004 the Company terminated the factoring agreement and the obligation due under factoring arrangement was fully satisfied.

Segmentz, Inc.

Notes to Financial Statements

Three Months and Nine Months Ended September 30, 2004 and 2003 (Unaudited)

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

4. Line of Credit

In January of 2004, the Company entered into a term credit facility with Merrill Lynch Business Financial Services (MLBFS) with a stated credit limit of $1.75 million. This facility is a revolving facility that provides for advances against the Company’s eligible accounts receivable balances. The facility bears interest at London InterBank Over the Counter Rate (LIBOR) plus 275 basis points. The LIBOR rate at September 30, 2004 was 1.84%. As of September 30, 2004, the Company had approximately $1,750,000 available under this credit facility.

Segmentz, Inc.

Notes to Financial Statements

Three Months and Nine Months Ended September 30, 2004 and 2003 (Unaudited)

5. Equity

During February of 2004 the Series A Preferred Stock was converted into 763,923 shares of common stock.

In January of 2004, the Company received approximately $1,737,500 in gross proceeds from a private placement offering of the Company’s stock that was made in accordance with exemption under Regulation D, Rule 506 of the Securities and Exchange Act of 1933, as amended, in which the Company sold approximately 400,000 units to accredited investors at a price of $2.00 per unit, each unit consisting of two shares of common stock and one warrant to purchase a share of common stock of the Company at an exercise price of $1.50 per share, and two investors exercised purchase rights under the terms of options issued in connection with this placement, buying 625,000 shares for $1.50 per share.

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

In July 2004, approximately 250,000 options were exercised at an exercise price of $1.00 per share. In addition, the exercise price of the remaining 1,000,000 options held by the same stockholder were reduced from $1.40 to $1.00 in consideration for the Company not returning equity that was contractually obligated to be returned due to common shares not being registered timely.

In July 2004, the company returned approximately $120,000 of equity as contractually obligated due to related common shares not being registered timely.

Segmentz, Inc.

Notes to Financial Statements

Three Months and Nine Months Ended September 30, 2004 and 2003 (Unaudited)

5. Equity - continued

In August 2004, 50,000 shares were issued related to the acquisition of Express-1, Inc.

The Company incurred total offering costs of approximately $1,420,000 during the nine month period ended September 30, 2004.

6. Acquisitions

In January 2004, the Company entered into an agreement to acquire selected assets and to assume certain liabilities of Frontline Freight Systems, Inc. In concert with this acquisition, the Company issued 77,000 shares of Segmentz Inc.’s stock that is held in escrow, pending the achievement of revenue milestones, and assumed certain liabilities that have been defined not to exceed the collection of assets acquired by the Company in connection with this transaction.

On December 31, 2003, Segmentz, Inc. acquired all of the outstanding capital stock of Dasher Express, Inc. (“Dasher”). Dasher is in the business of providing expedited trucking, scheduled line haul movements, trade show transportation and integrated third party logistics services. As consideration for the purchase the Company paid $1,300,000 cash, 538,462 shares of Segmentz, Inc.’s common stock and conditional payments that could total up to $800,000 over a four year period based on the financial performance of the business.

In September of 2004, Segmentz, Inc. paid the former owners of Dasher approximately $300,000, which includes the Company’s expenses in consideration for the mutual agreement of the Company and the former owners to treat the transaction above as an asset acquisition under section 338(h)(10) of the internal revenue code. This has increased the initial consideration paid by the Company, however it has eliminated the deferred tax liability that was originally recorded of approximately $500,000. The total purchase price was $2,350,000, which includes acquisition costs of approximately $85,000, but excludes the contingent consideration.

Segmentz, Inc.

Notes to Financial Statements

Three Months and Nine Months Ended September 30, 2004 and 2003 (Unaudited)

6. Acquisitions - continued

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition, including changes of estimates and the amended agreement through September 30, 2004. Segmentz, Inc. is in the process of obtaining a third-party valuation of certain intangible assets, and thus the allocation of the purchase price is preliminary and subject to change.

Current assets	$1,143,441
Fixed assets	765,109
Other long-term assets	6,725
Identifiable intangible assets	—
Goodwill	1,135,018

Total assets acquired	3,050,293
Current liabilities assumed	(700,293)

Net assets acquired	$2,350,000

Segmentz Inc. acquired all of the issued and outstanding stock of Express-1, Inc., a privately owned provider of third party logistics services. As consideration for the purchase the Company paid $6,000,000 cash, 50,000 shares of Segmentz, Inc.’s common stock, approximately 2,930,000 options at $1.75 per share and conditional payments that could total up to $6,500,000 in cash and stock over a four-year period based on the financial performance of the business. The estimated purchase price was approximately $6,800,000, which includes acquisition costs of approximately $250,000 and maximum additional tax payments to the former owners of approximately $300,000 but excludes the contingent consideration.

Segmentz, Inc.

Notes to Financial Statements

Three Months and Nine Months Ended September 30, 2004 and 2003 (Unaudited)

6. Acquisitions - continued

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. Segmentz, Inc. is in the process of obtaining a third-party allocation of certain intangible assets, and thus the allocation of the purchase price is preliminary and subject to change.

Current assets	$3,224,801
Fixed assets	804,859
Identifiable intangible assets	4,730,000
Goodwill	245,132

Total assets acquired	9,004,792
Current liabilities assumed	(2,204,792)

Net assets acquired	$6,800,000

Preliminary allocation of the intangible assets is $3,346,000 trade name, $190,000 computer software, $70,000 ISO Certification, $256,000 owner operator agreements, $125,000 employment contracts, $643,000 non-compete agreements and $100,000 customer relationships.

The following unaudited pro forma information is presented as if the purchase of the stock of Dasher and Express-1 had occurred on January 1, 2003:

	Nine Months Ended
	September 30, 2004	September 30, 2003
Total revenues	$41,809,332	$25,556,823
Net (loss) Income applicable to common stock	(451,842)	540,527
Earnings per share:
Basic	$(.02)	$.05
Diluted	$(.02)	$.04

Earnings per share is calculated based on approximately 3,500,000 additional shares being outstanding to account for the purchase price of Express-1, Inc.

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

General

Segmentz provides premium transportation and logistics services to over 1,000 active customers, specializing in time-definite delivery in support of specific supply chain requirements. Services include expedited transportation, local cartage, capacity management, aircraft charters, dedicated delivery, consolidation, warehouse management and fulfillment. The Company offers an ISO 9001 certified, 24 hour, seven day a week call center allowing the customer immediate communication and status of time sensitive shipments in transit. The Company also provides the customer remote order entry capability, shipment tracking, proof of delivery reconciliation, billing status and performance reports via a custom designed web site. The Company is dedicated to providing premium services that are customized to meet its client’s individual needs and flexible enough to cope with an ever-changing business environment.

The Segmentz acquisition strategy focuses on integrating logistics businesses that will enhance service offerings within our current market areas as well as extend our network to targeted locations in the Midwestern and Southeastern United States. The Company selects acquisition targets based upon their ability to demonstrate: (i) consistent profitability; (ii) history of service level delivery and brand identity; (iii) regional or service niche and position that is accretive to our current footprint and overlaps or enhances our current service offerings; and (iv) creates maximum capacity and equipment utilization to stabilize a platform that will support continued enterprise revenue growth that drives profitability. Through September 30, 2004, Segmentz has completed the acquisition of four strategically located logistics and transportation providers. The acquisition companies are as follow: Express-1 Inc., (“Express-1”) on August 1, 2004, Dasher Express, Inc., (“Dasher”) on December 31, 2003, certain assets of Frontline Freight (“Frontline”) on January 8, 2004, and Bullet Freight Systems (“Bullet”) on October 1, 2003. Since September 30, 2004 the Company has entered into discussion to acquire the assets of a fifth company.

Results of Operations

For the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

Revenues increased approximately $10,335,000 or 257%, to approximately $14,361,000 for the period ended September 30, 2004, as compared to approximately $4,026,000 for the period ended September 30, 2003. The increases in revenue primarily relate to (i) the four recent acquisitions (ii) expansion of the Louisville terminal, (iii) cross-selling of expanded company services and points of service throughout the Company’s client base, (iv) selling of services under the new agency agreement with Temple Trucking Inc., (v) increased ability to provide expedited service through increases in scheduled services within the Company’s freight network and, (vi) general increases resulting from marketing efforts and brand awareness.

Costs of services provided, which consist primarily of payment for trucking services, fuel, insurance, cross dock facilities, equipment costs and payroll expenses increased by approximately $9,253,000, or 324%, to approximately $12,113,000 for the period ended September 30, 2004, as compared to approximately $2,860,000 for the period ended September 30, 2003. As a percentage of revenues cost of services amounted to approximately 84% of related revenues for the period ended September 30, 2004, as compared with approximately 71% for the period ended September 30, 2003. Increased costs of service for the third quarter result primarily from (i) costs related to the elimination of some unprofitable line hauls between terminals, (ii) a significant increase in rental equipment costs and repair costs, related to the short term needs to integrate our operations, (iii) the initial costs related to the consolidation of operations and call center functions, (iv) increased infrastructure costs related to expanded delivery network and (v) a significant increase in depreciation and amortization related to the recent acquisitions, which should reduce as we integrate equipment plans with operational consolidation. The Company anticipates continuing to integrate, consolidate and eliminate redundant expenses in the fourth quarter. In addition the Company will continue its efforts to transform a significant portion of its fleet to an owner operator model, reduce fixed payroll and reduce equipment costs as the fleet is transformed.

General and administrative expense increased by approximately $1,641,000 or 156% to approximately $2,691,000 for the period ended September 30, 2004 as compared to approximately $1,050,000 for the period ended September 30, 2003. The increase of general and administrative expenses resulted primarily from (i) the four acquisitions (ii) expansion of technology, equipment, personnel and infrastructure for increased sales and anticipated increases in the future, (iii) expenses directly related to integration of acquisitions, (iv) additional sales, marketing and branding efforts to introduce our expanded locations, service offerings and brands to our new and expanding client base (v) amortization of intangible assets, (vi) increases in expenses directly related to being a public entity and (vii) expenses related to prospective acquisitions. The Company had anticipated these increases in general and administrative costs in connection with acquisitions and internally generated growth and believes it will be able to reduce expenses compared to revenue as additional acquisitions are completed, integrated and synergies are capitalized upon. The Company is in the process of consolidating the administrative functions and expects this to continue through the end of the first quarter.

The Company realized a loss from continuing operations before provisions for income taxes of approximately $454,000 for the period ended September 30, 2004, compared with income from continuing operations before provisions for income taxes of approximately $73,000 for the period ended September 30, 2003.

The income tax benefit was approximately $166,000 for the three months ended September 30, 2004 compared to an income tax provision of approximately $21,200 for the three months ended September 30, 2003. Differences between the effective tax rate used for 2004 and 2003, as compared to the U.S. federal statutory rate, are primarily due to permanent differences and adjustments to the deferred tax asset valuation allowance.

Basic loss per share from continuing operations for the period ended September 30, 2004 was $.01, compared with basic earnings of $.01 for the period ended September 30, 2003. Diluted loss per share from continuing operations for the period ended September 30, 2004 was $.01, compared with diluted earnings per share of $.00 for the period ended September 30, 2003.

For the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

Revenues increased approximately $18,316,000, or 179%, to approximately $28,550,000 for the period ended September 30, 2004, as compared to approximately $10,234,000 for the period ended September 30, 2003. The increases in revenue primarily relate to (i) the four recent acquisitions (ii) expansion of the Chicago and Louisville terminal locations, (iii) a dedicated delivery services (DDS) contract to provide staging, processing, delivery and report integration from a regional cross-dock hub facility in Evansville, IN., (iv) cross-selling of expanded company services and points of service throughout the Company’s client base, (v) selling of services under the new agency agreement with Temple Trucking Inc., (vi) increased ability to provide expedited service through increases in scheduled services within the Company’s freight network and, (vii) general increases resulting from marketing efforts and brand awareness.

Costs of services provided, which consist primarily of payment for trucking services, fuel, insurance, cross dock facilities, equipment costs and payroll expenses increased by approximately $16,367,000, or 220%, to approximately $23,803,000 for the period ended September 30, 2004, as compared to approximately $7,436,000 for the period ended September 30, 2003. As a percentage of revenues cost of services amounted to approximately 83% of related revenues for the period ended September 30, 2004, as compared with approximately 73% for the period ended September 30, 2003. Increased costs of service for the nine-month period resulted primarily from (i) lower freight volume in accordance with historical results and a lower growth rate than expected, (ii) costs related to the elimination of some unprofitable line hauls between terminals, (iii) a significant increase in rental equipment costs and repair costs, related to the short term needs to integrate our operations, (iv) the initial costs related to the consolidation of operations and call center functions (v) increased infrastructure costs related to expanded delivery network and (vi) a significant increase in depreciation and amortization related to the recent acquisitions, which should reduce as we integrate equipment plans with operational consolidation. The Company anticipates continuing to integrate, consolidate and eliminate redundant expenses in the fourth quarter. In addition the Company will continue its efforts to transform a significant portion of its fleet to an owner operator model, reduce fixed payroll and reduce equipment costs as the fleet is transformed.

General and administrative expense increased by approximately $4,072,000 or 179% to approximately $6,341,000 for the period ended September 30, 2004 as compared to approximately $2,269,000 for the period ended September 30, 2003. The increase of general and administrative expenses resulted primarily from (i) the four acquisitions (ii) expansion of technology, equipment, personnel and infrastructure for increased sales and anticipated increases in the future, (iii) expenses directly related to integration of acquisitions, (iv) additional sales, marketing and branding efforts to introduce our expanded locations, service offerings and brands to our new and expanding client base (v) amortization of intangible assets, (vi) increases in expenses directly related to being a public entity and (vii) expenses related to prospective acquisitions. The Company had anticipated these increases in general and administrative costs in connection with acquisitions and internally generated growth and believes it will be able to reduce expenses compared to revenue as additional acquisitions are completed, integrated and synergies are capitalized upon. The Company is in the process of consolidating the administrative functions and expects this to continue through the end of the first quarter.

The Company realized a loss from continuing operations before provisions for income taxes of approximately $1,688,000 for the period ended September 30, 2004, compared with income from continuing operations before provisions for income taxes of approximately $459,000 for the period ended September 30, 2003.

The income tax benefit was approximately $601,000 for the nine months ended September 30, 2004 compared to a provision of approximately $133,500 for the nine months ended September 30, 2003. Differences between the effective tax rate used for 2004 and 2003, as compared to the U.S. federal statutory rate, are primarily due to permanent differences and adjustments to the deferred tax asset valuation allowance.

Basic loss per share from continuing operations for the period ended September 30, 2004 was $.05, compared with basic earnings of $.04 for the period ended September 30, 2003. Diluted loss per share from continuing operations for the period ended September 30, 2004 was $.05, compared with diluted earnings per share of $.04 for the period ended September 30, 2003.

For the pro-forma nine months ended September 30, 2004 compared to the pro-forma nine months ended September 30, 2003.

On a pro-forma basis revenues increased approximately $18,252,000, or 64%, to approximately $41,809,000 for the period ended September 30, 2004, as compared to pro-forma revenue of approximately $25,557,000 for the period ended September 30, 2003. The increases in revenue primarily relate to (i) the permanent shift of expedited freight using ground transportation versus air transportation, (ii) the significant increase in the demand for trucking services in the United States, which has caused capacity issues that has drastically increased the rates paid for transportation services, (iii) increased fuel costs, which are passed on to the customer (iv) a dedicated delivery services contract, (v) increased customer base to provide additional transportation services, (vi) growing economy and (vii) general increases resulting from marketing efforts and brand awareness.

On a pro-forma basis the Company realized a loss of approximately $452,000 for the nine month period ended September 30, 2004, compared with pro-forma income of approximately $541,000 for the nine month period ended September 30, 2003. The increase in loss of approximately $993,000 resulted primarily from (i) costs related to the elimination of some unprofitable line hauls between terminals, (ii) a significant increase in rental equipment costs and repair costs, related to the short term needs to integrate our operations, (iii) the initial costs related to the consolidation of operations and call center functions (iv) expenses directly related to integration of acquisitions, (v) additional sales, marketing and branding efforts to introduce our expanded locations, service offerings and brands to our new and expanding client base (vi) amortization of intangible assets, (vii) increases in expenses directly related to being a public entity and (viii) expenses related to prospective acquisitions.

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

Accounts Receivable

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customers payment history and the customer’s current ability to pay its obligation. Based on managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $900,000 as of September 30, 2004 is deemed adequate. Although management believes that account receivables are recorded at their net realizable value, a 10% decline in historical collection rate would increase the current bad debt expense by approximately $60,000. The Company does not accrue interest on past due receivables.

Use of Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews its estimates, including but not limited to, purchased transportation, recoverability of long-lived assets, recoverability of prepaid expenses, valuation of investments and allowance for doubtful accounts, on a regular basis and makes adjustments based on historical experiences and existing and expected future conditions. These evaluations are performed and adjustments are made as information is available. Management believes that these estimates are reasonable and have been discussed with the audit committee; however, actual results could differ from these estimates.

Contingent Liabilities

The Company is party to a number of legal actions, which are not material to operations pursuant to Item 301 of Regulation S-B.

EBITDA

EBITDA for the three months and nine months ended September 30, 2004 was approximately $(149,000) and $(772,000) compared to approximately $186,000 and $635,000 in the comparable period of the prior year, respectively. The Company defines EBITDA as earnings before interest, taxes, depreciation and amortization costs. The Company also excludes the cumulative effect of a change in accounting principle, discontinued operations, and the impact of restructuring and other charges from the computation. The Company believes EBITDA is a useful measure of operating performance before the impact of investing and financing transactions, making comparisons between companies’ earnings power more meaningful and providing consistent comparisons of the Company’s performance. In order to provide consistent comparisons of year-over-year EBITDA, the following reconciliation is provided.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net (loss) income as reported	$(288,783)	$52,042	$(1,087,165)	$325,711
Income tax (benefit) provision	(166,000)	21,200	(601,000)	133,500
Interest expense	11,590	42,608	93,942	69,922
Depreciation and amortization	293,871	69,653	822,578	105,789

EBITDA	$(149,322)	$185,503	$(771,645)	$634,922

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

Liquidity and Capital Resources

As of September 30, 2004 the Company has approximately $8,250,000 of working capital and has cash and cash equivalents of approximately $1,490,000, compared with approximately $1,876,000 of cash and cash equivalents at September 30, 2003. The change is primarily the result of the Company’s capital transactions during the year ended December 31, 2003 and the nine months ended September 30, 2004.

During the nine months ended September 30, 2004 cash has decreased by approximately $540,000. During the nine month period ended September 30, 2004 the approximate $11,400,000 of proceeds from issuance of equity was primarily decreased by: (i) the elimination of approximately $2,200,000 of debt; (ii) the net operating loss before tax of approximately $1,700,000; (iii) the $6,000,000 cash paid related to the purchase of Express-1; and (iv) a $1,780,000 increase in accounts receivable. While the Company continues to experience rapid revenue growth, management expects to continue to have negative cash flow from operations as the Company operationally funds the growth of accounts receivable. The Company will fund this growth through operations and the line of credit.

In January of 2004, the Company received approximately $1,737,500 in gross proceeds from a private placement offering of the Company’s stock that was made in accordance with exemption under Regulation D, Rule 506 of the Securities and Exchange Act of 1933, as amended, in which the Company sold approximately 400,000 units to accredited investors at a price of $2.00 per unit, each unit consisting of two shares of common stock and one warrant to purchase a share of common stock of the Company at an exercise price of $1.50 per share, and two investors exercised purchase rights under the terms of options issued in connection with this placement, buying 625,000 shares for $1.50 per share.

In March 2002, the Company issued 350,000 warrants to purchase common stock in the Company for between $1.01 and $1.15 in connection with a term note that has been repaid. In February of 2004 the company received approximately $367,500 related to these warrants being exercised.

In January of 2004, the Company entered into a term credit facility with Merrill Lynch Business Financial Services (MLBFS) with a stated credit limit of $1.75 million. This facility is a revolving facility that provides for advances against the Company’s eligible accounts receivable balances. The facility bears interest at London InterBank Over the Counter Rate (LIBOR) plus 275 basis points. The LIBOR rate at September 30, 2004 was 1.84%. As of September 30, 2004, the Company had approximately $1,750,000 available under this credit facility.

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

In July 2004, approximately 250,000 options were exercised at an exercise price of $1.00 per share. In addition, the exercise price of the remaining 1,000,000 options held by the same stockholder were reduced from $1.40 to $1.00 in consideration for the Company not returning equity that was contractually obligated to be returned due to common shares not being registered timely.

In July 2004, the company returned approximately $120,000 of equity as contractually obligated due to related common shares not being registered timely.

In August 2004, 50,000 shares were issued related to the acquisition of Express-1, Inc.

The Company incurred total offering costs of approximately $1,420,000 during the nine month period ended September 30, 2004.

The Company may receive proceeds in the future from the exercise of warrants and options outstanding as of September 30, 2004 in accordance with the following schedule:

	Approximate Number of Shares	Approximate Proceeds
Options outstanding under the Company’s Stock Option Plan	200,000	$265,000
Non-Plan Options	1,238,000	1,820,000
Warrants	11,293,450	17,718,000

Total	12,731,450	$19,803,000

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in various civil actions as part of its normal course of business. The Company is not party to any litigation that is material to ongoing operations as defined in Item 301 of Regulation S-B as of the period ended September 30, 2004.

Item 2. Changes in Securities and Use of Proceeds.

The Company has sold its common and preferred shares during the past three years. The following information is a summary of such sales as required under Item 701 (Rule 228.701) of Regulation S-B:

Date	Type of Securities	Shares/Description	Additional Information	Amount of Securities
12/2001	Preferred A & B	1,200,805	Conversion by Related Parties	$1,200,805
7/2002	Common Stock	20,000	Regulation D Exempt	10,000
			Rule 506 Private Placement
10/2002	Preferred Stock	600	Series C Preferred	60,000
			Common Stock	18,000
7/2003	Common Stock	2,673,333	Regulation D Exempt	2,000,000
	Warrants	1,337,500	Rule 506 Private Placement
9/2003	Common Stock	3,743,999	4(2) Exempt	2,559,000
	Warrants	2,724,999	Private Placement
10/2003	Preferred Stock	414,923	Redemption	(240,655)
1/2004	Common Stock	3,832,666	4(2) Exempt	4,125,000
			Private Placement
1/2004	Preferred Stock	(773,896)	Exchange
	Common Stock	763,923
1/2004	Common Stock	500,000	Exercise $1.50 warrants	750,000
1/2004	Common Stock	125,000	Exercise $1.50 warrants	187,500
2/2004	Common Stock	350,000	Exercise various warrants	367,500
4/2004	Common Stock	182,865	Exercise 350,000 cashless warrants	0
5/2004	Common Stock	6,098,571	4(2) Exempt Private Placement	$10,672,500
	Warrants	1,219,714	$2.20 exercise price
8/2004	Common Stock	250,000	Exercise $1.00 warrants	$250,000

Item 3. Defaults upon Senior Securities.

The Company has not defaulted on any securities.

Item 4. Submission of Matters to a Vote of Security Holders.

No items have been submitted to Security Holders to be voted upon during the period ended September 30, 2004.

Item 5. Other Information.

The Company has no other information to report for the period ended September 30, 2004.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibit list

10.1 Amendment to Dasher Express, Inc. Agreement

10.2 Chief Financial Officer Employment Agreement

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

(b) Reports on Form 8-K

The Company filed nine reports on Form 8-K related to activities during the nine months ended September 30, 2004:

(i)	January 7, 2004 – Acquisition of Dasher Express, Inc. (as of December 31, 2003)

(ii)	May 7, 2004 – Completion of Private Placement

(iii)	May 17, 2004 – Results of Operations and Financial Condition

(iv)	July 14, 2004 – Notice of New Chief Financial Officer

(v)	August 13, 2004 – Notice material agreement – Express-1, Inc.

(vi)	September 8, 2004 – Completion of Acquisition – Express-1, Inc.

(vii)	September 8, 2004 – Departure of Director or Principle Officer and Appointment of Director or Principle Officer – Departure of John Flynn and Appointment of Mike Welch

(viii)	October 22, 2004 – Amendment to September 8, 2004 8k – Completion of Acquisition – Express-1, Inc.

(ix)	November 1, 2004 – Departure of Director or Principle Officer – David Hare

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Segmentz, Inc.

Date November 10, 2004	/s/ Allan J. Marshall
Chief Executive Officer

/s/ Mike Welch
President

/s/ Dennis M. McCaffrey
Chief Operating Officer

/s/ Andrew J. Norstrud
Chief Financial Officer

/s/ Jay Taylor
Director, Audit Committee Chairman

/s/ Robert Gries
Director

*	Print the name and title of each signing officer under his signature.