Form 10KSB
period 2004-12-31
SEGMENTZ INC
filed 2005-03-30
CIK 1166003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-49606

SEGMENTZ, INC.

(Exact name of registrant as specified in its charter)

Delaware	03-0450326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18302 Highwoods Preserve Parkway Tampa, FL	33647
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (813) 989-2232

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $.001 per share	American Stock Exchange

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of March 18, 2005 was approximately $28,040,000 based upon the closing sale price of the Registrant’s common stock on the American Stock Exchange of $1.05 on such date. See Footnote (1) below.

The number of shares outstanding of the Registrant’s common stock as of March 18, 2005 was 26,705,034.

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

DECEMBER 31, 2004

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

Item 1. Business

OVERVIEW

Segmentz Inc. (“Segmentz” or the “Company”) provides transportation and logistics services to over 1,000 active customers, specializing in time definite transportation and offers a variety of exclusive use vehicles, providing reliable same day or overnight service to customers throughout the United States and Canada. Services include expedited transportation, local cartage, capacity management, aircraft charters, dedicated delivery and warehouse management. The Company offers an ISO 9001:2000 certified, twenty-four hour, seven day a week call center allowing the customer immediate communication and status of time sensitive shipments in transit. The Company also provides the customer remote order entry capability, shipment tracking, proof of delivery reconciliation, billing status and performance reports. The Company is dedicated to providing premium services that are customized to meet its client’s individual needs and flexible enough to cope with an ever-changing business environment.

The Segmentz acquisition strategy focuses on integrating transportation and logistics businesses that will enhance service offerings within our current market areas as well as extend our network to targeted locations in the Midwestern and Southeastern United States. Future acquisitions will primarily focus on enhancing our expediting delivery network. The Company selects acquisition targets based upon their ability to demonstrate: (i) consistent profitability; (ii) history of service level delivery and brand identity; (iii) regional or service niche and positioning that is accretive to our current footprint and overlaps or enhances our current service offerings; and (iv) creates maximum capacity to stabilize a platform that will support continued enterprise revenue growth and profitability. Through December 31, 2004, Segmentz has completed the acquisition of five strategically located logistics and transportation providers. The acquisition companies are as follow: Temple Trucking Services, Inc. (“Temple”) on November 29, 2004, Express-1 Inc., (“Express-1”) on August 1, 2004, Dasher Express, Inc., (“Dasher”) on December 31, 2003, certain assets of Frontline Freight (“Frontline”) on January 8, 2004, and Bullet Freight Systems (“Bullet”) on October 1, 2003.

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

INDUSTRY OVERVIEW

As the economy has become progressively global, it has also become more fast-paced. Companies of all sizes depend on the delivery of just-in-time inventory to help them compete faster and more efficiently. Segmentz has taken advantage of the move toward faster, more efficient supply chains by providing expedited services and real-time information to manage inventory in motion, thereby reducing overhead and the time for materials to reach their destination. In addition, as the transportation industry continues to experience shortages in providing routine truck load services, more non-traditional industries have began to use expedited services, increasing an already rapidly growing niche in the overall industry.

The Colography Group, Inc., an independent industry market research and consulting firm, estimates that the total U.S. expedited cargo market, including domestic air, domestic ground parcel, domestic less-than-truckload and U.S. air export will generate $87.6 billion in revenue in 2005. The domestic surface expedited segment of the market, which the Company operates in, is not currently quantified by this study; however it is a sizeable component of the total U.S. expedited cargo market.

Driven by a need to cut costs in the harsh fiscal environment of the early 2000s, shippers and U.S. forwarders began moving domestic time-sensitive freight on the ground versus aircraft. Trucking is now not just a viable alternative for moving expedited cargo domestically; in many cases, it’s the preferred option and better economic times aren’t expected to reverse the trend as many major U.S. airlines reduced passenger capacity by as much as 20 percent in the aftermath of September 11 and over the past few years have developed fleet strategies focused heavily on narrow-body aircraft and regional jets, resulting in less space for cargo and less flexibility for forwarders and shippers looking to move cargo on the airlines’ domestic networks. As the economy continues to grow, aircraft availability is still tight and the security rules for getting cargo aboard commercial planes is getting tougher.

The United States continues to experience a transportation shortage from a rash of carrier bankruptcies and other carriers exiting the industry as their equipment becomes older and insurance costs continue to rise. In addition, the federal government’s new hours-of-service (HOS) rules, which took effect in January, also reduced truckload capacity by imposing regulations, which appear to be hampering productivity. The previous rules allowed drivers to operate trucks for 10 hours in a 15-hour work period. The new rules permit 11 hours of driving in a 14-hour on-duty period, but count any time drivers spend waiting to load or unload as on-duty hours.

Major trucking companies that can offer expedited services are taking advantage of these industry trends. In many instances ground transportation can deliver cargo faster than aircraft and can avoid the logistical difficulties and delays often encountered at airports. Strong demand for truckload services has stretched market capacity to the limit. The truckload index developed by the American Trucking Associations indicates how tight capacity has become. The index provides a relative measure of the number of truckloads that are transported each month. Only a decade ago, the index hovered just above approximately 110 (relative to the base year of 1993). During the business boom of the late ‘90s, it rose steadily toward approximately 150. Despite the economic crash following the terrorist attacks on Sept 11, 2001, the index has continued to rise, and last year hit a record high of approximately 181. Although the index has fallen, it stood at approximately 166 in February of this year. As the available ground transportation capacity continues to decline, the rates for these services are expected to continue to increase in fiscal year 2005.

The transportation and logistics industry is rapidly changing to keep pace with shippers’ demands, technology innovation and the influx of capital. These dynamics will pose major challenges and opportunities to both users and service providers, demanding the attention of all supply chain professionals. Businesses are striving to reduce inventory levels, reduce order and cycle lengths, perform manufacturing and assembly operations in low cost locations and distribute their products throughout global markets. This trend has increased the need for expedited or time-definite shipment services. Furthermore, customers increasingly cite an efficient supply chain as a critical element in improving their financial performance. To remain competitive, successful companies must achieve success in their core businesses and execute quickly and accurately.

This combination of high growth and high fragmentation makes the logistics industry ripe for consolidation. A growing market supports a broad range of successful companies that attract expansion-minded buyers. The Company believes transportation and logistics companies that can successfully position their businesses to benefit from these trends will enjoy an exciting future. The Company also believes, midsized companies must invest aggressively in niche strategies and technologies that create differentiation and drive growth. Consolidation is an unmistakable reality.

GROWTH STRATEGY

The Company’s current growth strategy is to increase capacity, build a scaleable infrastructure and leverage the expanding expedited delivery network to maximize profitability. The principal components of the Company’s growth strategy are as follows:

•	Increasing Market Share- The Company will continue to market directly to new and existing customers through both a network of sales agents and a newly developed internal sales staff. Our outside sales force was expanded during the fourth quarter of 2004 to include sales representatives covering the Midwest and Southeast. In addition, we have redesigned our sales training program to ensure all sales representatives receive more comprehensive training on the services we provide, enabling them to sell more effectively.

•	Developing Brand Recognition- The Company must continue to develop the expedited brand of “Express-1” and intends to leverage the Company’s broader set of capabilities with the goal of capturing business opportunities, which would not normally be available to a regional logistics company.

•	Increasing Independent Contractor Fleet- The Company relies heavily on independent third parties for a significant portion of its hauling capacity. These third party transportation providers consist of independent contractors and partners. The Company’s use of its independent contractors allows us to maintain a lower level of capital investment and variable costs of services, resulting in a more constant gross margin. Historically, the margin generated from freight hauled by independent contractors has been greater than from freight hauled by partners. The Company has developed a focused marketing effort to attract new independent contractors and fleet owners while continually working to improve retention of existing independent contractors and establishing and maintaining partner relationships.

ACQUISITION STRATEGY

The Company believes there are many attractive acquisition candidates in this industry because of the highly fragmented composition of the marketplace, the industry participants’ need for capital and their owners’ desire for liquidity. We strongly believe that the market for expedited transportation is strong, particularly given the pervasive signs that an economic recovery is well underway. Our focus will be to enhance our core expediting business through acquisition candidates that are operating within the non-asset based model, have retainable relationships with third party transportation providers, provide a competitive advantage to its customers through a technology platform that could enhance our current technology initiatives and have a regional or national customer base significantly different from the Company’s current customers.

The Company believes it can successfully implement the acquisition strategy due to: (i) few exit opportunities that exist for smaller transportation service providers; (ii) single source selling strategy that empowers acquired companies to meet or surpass their profit expectations as part of Segmentz; (iii) delivery of lower insurance, human resource and central operational costs; (iv) the liquidity provided at the time of sale combined with the upside from the stock of the public company; (v) continued involvement of the management of the acquired companies; and (vi) the ability of management to integrate acquisitions while maintaining internal growth and customer satisfaction.

OPERATIONS AND SERVICES

Segmentz is an asset light, premium transportation and logistics services provider, specializing in time definite delivery in support of specific supply chain requirements. Segmentz core services are expedited, regional and dedicated transportation services.

Segmentz is primarily a non-asset based company, specializing in time critical deliveries and has an ISO certified, twenty-four hour seven day a week call center operation for all on demand capacity needs, including air charters. The Company can offer a variety of exclusive use vehicles, providing reliable same day or overnight service. In addition to providing expedited delivery, Segmentz also provides a range of regional transportation services throughout the Midwest and Southeast such as dedicated delivery, cross dock and warehouse management services. Segmentz will provide dedicated equipment; facilities and staffing required as a seamless extension of the customer’s distribution network.

INFORMATION SYSTEMS

A key component of the Segmentz growth strategy is the significant capital, planning and corporate intelligence that is deployed towards technology to enhance service levels, productivity and customer access to information. The transportation industry increasingly relies upon advanced information technology to link the shipper with its inventory and as an analytical tool to optimize transportation solutions. This trend favors the larger, more professionally managed companies that have the resources to support a sophisticated information technology infrastructure that enable a customer to have immediate communication and status of time sensitive shipments in transit.

In executing this strategy, the Company has and will continue to invest significant management and financial resources to deliver these technologies. The Company believes these technologies will provide financial and competitive advantages in the years ahead and will increase our sustainable competitive advantages in the marketplace.

CUSTOMERS, SALES AND MARKETING

Segmentz has many commercial customers that range from small companies to Fortune 500 companies. Express-1 is the lead expedited transportation supplier for a diverse client base such as; commercial printing, consumer staples, pharmaceuticals, high tech and a service provider for all major automotive manufacturers. The Company also serves third party logistics providers, airfreight forwarders and integrated air cargo carriers. The Company’s third party logistics customers vary in size from small, independent, single facility companies to large, global logistics companies.

Segmentz markets services throughout the United States through the business development staff and regional outside sales representatives. The Executive management team is also actively involved in sales and marketing at the national account level. The Company’s sales focus will be to promote premium transportation solutions. The Company has a strong commitment to marketing to third party logistics companies that have time-sensitive shipping needs for their client base. The Company participates in industry trade shows, direct mail programs, advertises in industry journals, and is listed with prominent internet search engines.

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

The logistics service and transportation industries are intensely competitive and should remain so for the near future. Segmentz competitors include national and regional trucking companies that specialize in handling time definite freight transportation. To a lesser extent, the Company competes with integrated air cargo carriers and passenger and cargo airlines. The Company believes competition is based primarily on service, on-time delivery, flexibility and reliability, as well as rates. The Company offers services at rates that are generally below the charge to transport the same shipment to the same destination by air. The Company believes that it has an advantage over less-than-truckload carriers based upon the Company’s reputation for faster, more reliable service between multiple cities.

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

SEASONALITY

Historically, the Company’s revenues and profitability have been subject to quarterly seasonal trends. The first quarter has traditionally been the weakest and the second and third quarters have traditionally been the strongest. Typically, this pattern has been the result of factors such as climate, national holidays, customer demand and economic conditions. Additionally, a significant portion of the Company’s revenue is from customers whose business levels are impacted by the economy.

PERSONNEL

At December 31, 2004, the Company had approximately 294 employees for Segmentz. At this time, none of the Company’s employees are covered by a collective bargaining agreement. The Company recognizes the employees as one of its most valuable asset and provides above industry average compensation and benefits. The recruitment, training and retention of qualified employees are essential to support continued growth and to meet the service requirements of customers. At March 18, 2005, the Company had approximately 260 employees as we continue the restructuring and consolidation efforts through the first and second quarter of 2005.

RISK MANAGEMENT

The Company maintains general liability, auto liability, cargo, physical damage, trailer interchange, inland marine, contents and workers’ compensation insurance. The Company also carries an excess auto and general liability policy in compliance with certain contract terms and conditions. The Company could incur claims in excess of the policy limits or incur claims not covered by the insurance policy.

CORPORATE INFORMATION

Segmentz, Inc. was incorporated in Delaware in 2001. The Company’s principal executive offices are located at 18302 Highwoods Preserve Parkway, Suite 100, Tampa, FL 33647. The telephone number is (813) 989-2232 and the internet website address is www.segmentz.com. The information on the website is not incorporated in this report as a result of this reference. The Company makes available on the website all materials filed with the Securities and Exchange Commission, including the Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and amendments to these reports as soon as such materials have been filed with the Securities and Exchange Commission.

RISKS PARTICULAR TO THE COMPANY’S BUSINESS

LOSSES FROM OPERATIONS; NO ASSURANCES OF PROFITABILITY

Segmentz had losses from operations of approximately $3,238,000 for the year ended December 31, 2004, and net income of approximately $203,000 for the year ended December 31, 2003, there can be no assurance that the Company will not incur additional net losses in the future. The Company’s operating expenses have increased as the business has grown and can be expected to increase significantly because of expansion efforts. There is no assurance that the Company will be able to generate sufficient revenue to meet its operating expenditures or to operate profitably.

ECONOMIC RISKS; RISKS ASSOCIATED WITH THE BUSINESS OF TRANSPORTATION AND LOGISTICS MANAGEMENT

The Company’s business is dependent upon a number of factors, over which the Company has little or no control that may have a material adverse effect on the Company’s business. These factors include excess capacity in the trucking industry, significant increases or rapid fluctuations in fuel prices, interest rates, fuel taxes, government regulations, governmental and law enforcement anti-terrorism actions, tolls, license and registration fees, insurance premiums and labor costs. It is difficult at times to attract and retain qualified drivers and independent contract drivers. Operations also are affected by recessionary economic cycles and downturns in customers’ business cycles, particularly in market segments and industries (such as manufacturing, retail and paper products) in which the Company has a significant concentration of customers. Seasonal factors could also adversely affect us. Customers tend to reduce shipments after the winter holiday season and operating expenses tend to be higher in the winter months primarily due to increased operating costs in colder weather and higher fuel consumption as a result of increased idle time. Regional or nationwide fuel shortages could also have adverse effects.

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

NEW TRENDS AND TECHNOLOGY; CONSOLIDATION AMONG CUSTOMERS

If, for any reason, the Company’s business of providing warehousing and logistic services ceases to be a preferred method of outsourcing these functions, or if new technological methods become available and widely utilized, the Company’s business could be adversely affected. Moreover, increasing consolidation among customers and the resulting ability of such customers to utilize their size to negotiate lower outsourcing costs has, and may continue in the future to have, a depressing effect on the pricing of third-party logistic services.

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

COMPETITION

The transportation and logistics services industry is heavily fragmented and intensely competitive and includes numerous regional, inter-regional and national competitors, none of which dominates the market. There are several larger transportation providers with significantly higher capital resources, which could allow that competitor to position their company as a low cost provider. This could greatly affect our margins and our ability to sustain or grow our revenues.

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

NEED FOR SUBSTANTIAL, ADDITIONAL FINANCING

There is no guarantee that the Company will be able to obtain financing required to continue to expand the business or that the present funding sources will continue to extend terms under which the Company can operate efficiently. If the Company is unable to secure financing under favorable terms, the Company may be adversely affected. The Company has relied on factoring receivables to expedite cash flow in the past and currently uses a line of credit secured by account receivables. There is no assurance that the Company will continue to be able to maintain financing on acceptable terms.

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

In addition, many of the risks described elsewhere in this “Risks Particular to the Company’s business” section could adversely affect the stock price. The stock markets have experienced price and volume volatility that have affected many companies’ stock prices. Stock prices for many companies have experienced wide fluctuations that have often been unrelated to the operating performance of those companies. These types of fluctuations may affect the market price of our common stock.

APPLICABILITY OF LOW PRICED STOCK RISK DISCLOSURE REQUIREMENTS

The Company’s common stock may in the future be considered a low priced security under rules promulgated under the Securities Exchange Act of 1934 (“Exchange Act”). Under these rules, broker-dealers participating in transactions in low priced securities must first deliver a risk disclosure document which describes that risks associated with such stock, the broker-dealer’s duties, the customer’s rights and remedies, and certain market and other information, and make a suitability determination approving the customer for low priced stock transactions based on customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing and provide monthly account statements to the customer, and obtain specific written consent of the customer. With these restrictions, the likely effect of designation as a low price stock, would be to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and to increase the transaction costs of sales and purchase of such stocks compared to other securities.

NO DIVIDENDS ANTICIPATED

The Company intends to retain all future earnings for use in the development of the Company’s business and does not anticipate paying any cash dividends on the Common Stock in the near future.

Item 2. Properties

The Company’s executive offices are located in 8,500 square feet of leased office space located at 18302 Highwood’s Preserve Parkway, Suite 100, Tampa, FL 33647. Monthly rent expense is $7,819 per month under a lease that expires August 2005. The initial lease term is for a period of 5 years and the lease agreement includes an optional lease period of an additional 3 years. The Company also leases certain equipment under non-cancelable operating leases.

The following is an annual schedule of approximate future minimum rental payments required under operating facilities leases that have an initial or remaining non-cancelable lease term in excess of 1 year as of December 31, 2004:

Year Ending December 31	Minimum Rental Payments
2005	$741,000
2006	$400,000
2007	$172,000
2008	$135,000
2009	$71,000

Total	$1,519,000

Approximately $775,000 of the above facility commitments are for facilities that have been closed in the recent restructuring activities of the company. As of December 31, 2004 the Company accrued approximately $200,000 as an adverse lease accrual related to these closed and abandoned facilities with the expectation that the Company will be able to sub-lease these facilities during 2005 at a rate comparable to the contract rate.

The Company currently services locations in the Midwestern and Southeastern United States, offering pickup, delivery, truckload, less-than-truckload and expedited services in facilities that range in size between 7,000-30,000 square feet. The Company has regional services stations that support supply chain requirements of various manufacturers, importers, freight forwarders and distributors, throughout these regions, including the following locations:

•	429 Post Road, Buchanan, MI 49107

•	3865 Produce Lane, Louisville, KY 40218

•	3001 N. Lincoln Ave., Urbana, IL 61802

•	1305 W. Lake St, Warsaw, IN 46580

•	6425 Airway Drive, Indianapolis, IN 46241

•	5601 South Fortune Circle Drive, Indianapolis, IN 46241

•	11311 W. Airport Service Road, Swanton, OH 43558

•	7270 NW 35th Terrace, Miami, FL 33122

•	1520 Latham Road, West Palm Beach, FL 33409

•	15000B Highway 41 North, Evansville, IN 47725

The Company continues to have leases for closed terminals in the following locations, which the Company is currently in negotiations on sub-lease agreements or lease termination agreements:

•	9025 Boggy Creek Road, Orlando, FL 32824

•	301 West Touhy Avenue, Des Plaines, IL 60018

•	3414 Hensen Road, Knoxville, TN 37921

The Company believes the facilities are the correct size and adequately provide for the Company’s immediate and foreseeable needs in the future. In the opinion of management, these properties are adequately insured, in good condition and are suitable for the Company’s anticipated future use. Additionally, the Company owns a building and land at 771 Enterprise Drive Lexington KY that it acquired as part of its purchase of Dasher Express on December 31, 2003. There is no mortgage related to this property and the company expects to sell this property in 2005. As part of the purchase agreement of Express-1 Inc., the Company has agreed to purchase the facility at 429 Post Road, Buchanan, MI 49107 for a purchase price of $850,000. The Company expects to acquire this property using a mortgage.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the American Stock Exchange under the symbol “SZI.” The table below sets forth the high and low prices for the Company’s common stock for the quarters included within 2004 and 2003. Quotations reflect inter-dealer prices, without retail mark-up, mark-down commission, and may not represent actual transactions.

Period	High	Low
January 1, 2003 - March 31, 2003	$1.45	$0.76
April 1, 2003 - June 30, 2003	$1.22	$0.76
July 1, 2003 - September 30, 2003	$1.37	$0.90
October 1, 2003 - December 31, 2003	$1.75	$1.12
January 1, 2004 - March 31, 2004	$2.74	$1.31
April 1, 2004 - June 30, 2004	$2.60	$1.42
July 1, 2004 - September 30, 2004	$1.57	$1.02
October 1, 2004 - December 31, 2004	$1.55	$0.99
January 1, 2005 - March 18, 2005	$1.44	$1.05

There are approximately 600 holders of record that own the Company’s common stock. The Company has never paid cash dividends on the Company’s common stock. The Company intends to keep future earnings, if any, to finance the expansion of the Company’s business, and the Company does not anticipate that any cash dividends will be paid in the near future. The Company’s future payment of dividends will depend on the Company’s earnings, capital requirements, expansion plans, financial condition and other relevant factors.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information, as of December 31, 2004, with respect to the Company’s stock option plan under which common stock is authorized for issuance, as well as other compensatory options granted outside of the Company’s stock option plan.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	600,000	$1.32	0
Equity compensation not related to plans approved by security holders	325,000	$1.66	0

Total	925,000	$1.44	0

LONG-TERM INCENTIVE PLANS AWARDS IN LAST FISCAL YEAR

None

ANNUAL MEETING

The annual meeting of shareholders will be held on May 17, 2005 at 10:00 a.m. Eastern Daylight Savings Time at the American Stock Exchange, 86 Trinity Place, New York, NY 10006.

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

OVERVIEW

Segmentz provides transportation and logistics services to over 1,000 active customers, specializing in time definite transportation and offer a variety of exclusive use vehicles, providing reliable same day or overnight service to customers throughout the United States and Canada. Services include expedited transportation, local cartage, capacity management, aircraft charters, dedicated delivery and warehouse management. The Company offers an ISO 9001:2000 certified, twenty-four hour, seven day a week call center allowing the customer immediate communication and status of time sensitive shipments in transit. The Company also provides the customer remote order entry capability, shipment tracking, proof of delivery reconciliation, billing status and performance reports. The Company is dedicated to providing premium services that are customized to meet its client’s individual needs and flexible enough to cope with an ever-changing business environment. Segmentz, Inc. is publicly traded on the American Stock Exchange under the symbol SZI.

Through acquisition and external recruiting the Company has continued to strengthen its management team and continues to integrate the recently acquired company, capitalizing on synergies and eliminating redundant administrative functions. The Company has undertaken several major initiatives designed to enhance our operating flexibility, upgrade and standardize our business processes, improve our customer service and increase our profitability. Most of these initiatives began in the fourth quarter of 2004 and management does not expect these initiatives to yield significant benefits until the second and third quarters of 2005. In addition the Company significantly expanded the use of independent contract drivers in our transformation to an asset-light business model.

The Segmentz acquisition strategy focuses on integrating transportation and logistics businesses that will enhance service offerings within our current market areas as well as extend our network to targeted locations in the Midwestern and Southeastern United States. Future acquisitions will primarily focus on enhancing our expediting delivery network. The Company selects acquisition targets based upon their ability to demonstrate: (i) consistent profitability; (ii) history of service level delivery and brand identity; (iii) regional or service niche and position that is accretive to our current footprint and overlaps or enhances our current service offerings; and (iv) creates maximum capacity to stabilize a platform that will support continued enterprise revenue growth and profitability. Through December 31, 2004, Segmentz has completed the acquisition of five strategically located logistics and transportation providers. The acquisition companies are as follow: Temple Trucking Services, Inc. (“Temple”) on November 29, 2004, Express-1 Inc., (“Express-1”) on August 1, 2004, Dasher Express, Inc., (“Dasher”) on December 31, 2003, certain assets of Frontline Freight (“Frontline”) on January 8, 2004, and Bullet Freight Systems (“Bullet”) on October 1, 2003.

The Company continues to develop and implement comprehensive processes and strategies, which enable rapid integration of companies into the network. The Company’s focus has been to solidify and expand the time definite network of facilities in the Midwestern and Southeastern United States. The next phase of the Company’s acquisition strategy is to further enhance expedited delivery services, expand logistics services offerings and increase market share. In 2005, the Company plans to continue acquisition activity. The Company has researched and identified a number of companies that may be suitable candidates. Although there is no assurance that the Company will be able to complete any acquisitions, the Company is currently in preliminary discussions with a select number of them.

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

Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers and wide range of industries and locations served. No customer comprised more than ten percent of the December 31, 2004 or 2003 customer accounts receivable balance. One customer represented approximately 12% and 20% of the sales for the years ended December 31, 2004 and December 31, 2003, respectively. The one significant customer is primarily related to a multi-year contract with a national logistics company, providing service to a Fortune 500™ manufacturing company.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customers payment history and the customer’s current ability to pay its obligation. Based on managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $966,000 and $1,080,000 is considered necessary as of December 31, 2004 and 2003, respectively. Although management believes that account receivables are recorded at their net realizable value, a 10% decline in historical collection rate would increase the current bad debt expense for the year ended December 31, 2004 by approximately $35,000. We do not accrue interest on past due receivables.

Contingent Liabilities

The Company is party to a number of legal actions, which are not material to operations pursuant to Item 301 of Regulation S-B.

RESULTS OF OPERATIONS

Year ended December 31, 2004 compared to year ended December 31, 2003

The following table summarizes selected financial data of the Company:

	2004	2003	Change	Percent
Total revenue	$42,481,000	$14,688,000	$27,793,000	189%
Cost of goods sold	34,320,000	11,119,000	23,201,000	209%

Gross profit	8,161,000	3,569,000	4,592,000	129%

Selling, general and administrative	13,282,000	3,310,000	9,972,000	301%

Net (loss) income	$(3,238,000)	$203,000	$(3,441,000)	N/A

CAPITALIZATION

The following table sets forth the Company’s capitalization as of December 31, 2004. The table should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this Form 10-KSB filing. The table does not give effect to the issuance of up to approximately 13,103,000 shares of common stock in the event common stock purchase warrants and options that have been granted are exercised as of December 31, 2004.

Total current liabilities	$7,188,000
Long-term loan	559,000
Shareholder’s equity:
Common stock; $.001 par value; 40,000,000 shares authorized; 26,727,034 and 17,087,840 shares issued and outstanding at December 31, 2004 and 2003, respectively	27,000
Additional paid-in capital	20,405,000
Retained earnings	(3,130,000)

Total shareholder’s equity	$17,302,000

For the year ended December 31, 2004 compared to the year ended December 31, 2003

Revenues increased approximately $27,793,000, or 189%, to approximately $42,481,000 for the year ended December 31, 2004, as compared to approximately $14,688,000 for the year ended December 31, 2003. The increases in revenue primarily relate to (i) the five acquisitions (ii) expansion of certain terminals, (iii) a dedicated delivery services (DDS) contract to provide staging, processing, delivery and report integration from a regional cross-dock hub facility in Evansville, IN., (iv) cross-selling of expanded company services and points of service throughout the Company’s client base, (vi) increased ability to provide expedited service through increases in scheduled services within the Company’s freight network and, (vii) general increases resulting from marketing efforts and brand awareness. Revenue was decreased by the restructuring and exiting of certain operations and location where the Company historically provided services. Based on historical sales the restructuring and exiting activities are expected to decrease annual sales by approximately 21%.

Costs of services provided, which consist primarily of payment for trucking services, independent contractors, fuel, insurance, cross dock facilities, equipment costs and payroll expenses increased by approximately $23,201,000, or 209%, to approximately $34,320,000 for the year ended December 31, 2004, as compared to approximately $11,119,000 for the period ended December 31, 2003. As a percentage of revenues cost of services amounted to approximately 81% of related revenues for the year ended December 31, 2004, as compared with approximately 76% for the year ended December 31, 2003. Increased costs of service for the year resulted primarily from (i) lower freight volume in accordance with historical results and a lower growth rate than expected, (ii) costs related to the elimination of some unprofitable line hauls between terminals, (iii) a significant increase in rental equipment costs and repair costs, related to the short term needs to integrate our operations, (iv) the initial costs related to the consolidation of operations and call center functions (v) increased infrastructure costs related to expanded delivery network and (vi) a significant increase in depreciation related to the recent acquisitions, which should reduce as we integrate equipment plans with operational consolidation. The Company anticipates continuing to integrate, consolidate and eliminate redundant expenses in 2005 and will continue its efforts to transform a significant portion of its fleet to an owner operator model, reduce fixed payroll and reduce equipment costs as the fleet is transformed.

General and administrative expense increased by approximately $9,972,000 or 301% to approximately $13,282,000 for the year ended December 31, 2004 as compared to approximately $3,310,000 for the year ended December 31, 2003. The increase of general and administrative expenses resulted primarily from (i) restructuring, exit and consolidation costs of approximately $2,568,000 (ii) the five acquisitions (iii) expansion of technology, equipment, personnel and infrastructure for increased sales and anticipated increases in the future, (iv) expenses directly related to integration of acquisitions, (v) additional sales, marketing and branding efforts to introduce our expanded locations, service offerings and brands to our new and expanding client base (vi) amortization of intangible assets, (vii) increases in expenses directly related to being a public entity and (viii) expenses related to prospective acquisitions. The Company had anticipated these increases in general and administrative costs in connection with acquisitions and internally generated growth and believes it will be able to reduce expenses compared to revenue as additional acquisitions are completed, integrated and synergies are capitalized upon. The Company is in the process of consolidating the administrative functions and expects this to continue through the end of the first quarter of 2005.

The Company implemented a restructuring plan aimed at optimizing performance in our call center operations, consolidating several duplicate functions throughout the company, eliminate unprofitable locations and focusing the company on providing premium transportation to our customers. The primary goal was to convert more of our transportation cost to a variable cost model, effectively reducing our fixed cost and appropriately aligning our support functions with sustainable revenue levels. As a result we incurred total employee payments of approximately $630,000, approximately $305,000 of equipment related expenses, approximately $245,000 of adverse lease expenses, approximately $737,000 of non-cash impairment of assets and approximately $651,000 of other related expenses. Given that the majority of the restructuring and consolidation plan was complete as of December 31, 2004 the Company believes that there will be between $100,000 and $300,000 of additional related expenses in the first and second quarter and less than $500,000 of cash obligations in 2005.

The Company realized a loss from continuing operations before provisions for income taxes of approximately $5,159,000 for the year ended December 31, 2004, compared with income from continuing operations before provisions for income taxes of approximately $177,000 for the year ended December 31, 2003.

The income tax benefit was approximately $1,921,000 for the year ended December 31, 2004 compared to an income tax benefit of approximately $26,000 for the year ended December 31, 2003. Differences between the effective tax rate used for 2004 and 2003, as compared to the U.S. federal statutory rate, are primarily due to permanent differences and adjustments to the deferred tax asset valuation allowance. As of December 31, 2004 the Company had federal and state net operating loss carry-forwards totaling approximately $5,230,000, which begin to expire in 2021.

Basic loss per share from continuing operations for the year ended December 31, 2004 was $.14, compared with basic earnings of $.04 for the year ended December 31, 2003. Diluted loss per share from continuing operations for the year ended December 31, 2004 was $.14, compared with diluted earnings per share of $.04 for the year ended December 31, 2003.

For the pro-forma year ended December 31, 2004 compared to the pro-forma year ended December 31, 2003

The following unaudited pro forma information is presented as if the purchase of the stock of Express-1, Bullet and Dasher had occurred on January 1, 2003.

On a pro-forma basis revenues increased approximately $16,933,000, or 44%, to approximately $55,740,000 for the year ended December 31, 2004, as compared to pro-forma revenue of approximately $38,807,000 for the year ended December 31, 2003.

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

On a pro-forma basis the Company realized a loss of approximately $2,602,000 for the year ended December 31, 2004, compared with pro-forma income of approximately $1,036,000 for the year ended December 31, 2003. The increase in loss of approximately $3,638,000 resulted primarily from (i) restructuring, exit and consolidation costs of approximately $2,568,000, (ii) costs related to the elimination of some unprofitable line hauls between terminals, (iii) a significant increase in rental equipment costs and repair costs, related to the short term needs to integrate our operations, (iv) the initial costs related to the consolidation of operations and call center functions (v) expenses directly related to integration of acquisitions, (vi) additional sales, marketing and branding efforts to introduce our expanded locations, service offerings and brands to our new and expanding client base (vii) amortization of intangible assets, (viii) increases in expenses directly related to being a public entity and (ix) expenses related to prospective acquisitions.

For the three months ended December 31, 2004 compared to the three months ended December 31, 2003

Revenues increased approximately $9,477,000 or 213%, to approximately $13,931,000 for the period ended December 31, 2004, as compared to approximately $4,454,000 for the period ended December 31, 2003. The increases in revenue primarily relate to (i) the five acquisitions and (ii) general increases resulting from marketing efforts from brand awareness, (iii) this was significantly off-set by the restructuring that began in October of 2004.

Costs of services provided, which consist primarily of payment for trucking services, fuel, insurance, cross dock facilities, equipment costs and payroll expenses increased by approximately $6,834,000, or 186%, to approximately $10,517,000 for the period ended December 31, 2004, as compared to approximately $3,683,000 for the period ended December 31, 2003. As a percentage of revenues cost of services amounted to approximately 75% of related revenues for the period ended December 31, 2004, as compared with approximately 83% for the period ended December 31, 2003. The change in percentage of cost of services to revenue primarily related to the acquisition of Express-1 Inc. and the significant increase of independent contractors to provide services to our customers. The above increases were offset by (i) continued rental equipment costs and repair costs, (ii) costs related to the consolidation of operations and call center functions, (iii) a significant increase in depreciation related to the recent acquisitions, which should reduce as we integrate equipment plans with operational consolidation. The Company anticipates continuing to integrate, consolidate and eliminate redundant expenses in 2005 and will continue its efforts to transform a significant portion of its fleet to an owner operator model, reduce fixed payroll and reduce equipment costs as the fleet is transformed.

General and administrative expense increased by approximately $5,732,000 or 517% to approximately $6,840,000 for the period ended December 31, 2004 as compared to approximately $1,108,000 for the period ended December 31, 2003. The increase of general and administrative expenses resulted primarily from (i) restructuring, exit and consolidation costs of approximately $2,568,000, (ii) the five acquisitions (iii) expansion of technology, equipment, personnel and infrastructure for increased sales and anticipated increases in the future, (iv) expenses directly related to integration of acquisitions, (v) additional sales, marketing and branding efforts to introduce our expanded locations, service offerings and brands to our new and expanding client base (vi) amortization of intangible assets, (vii) increases in expenses directly related to being a public entity and (viii) expenses related to prospective acquisitions. The Company had anticipated these increases in general and administrative costs in connection with acquisitions and internally generated growth and believes it will be able to reduce expenses compared to revenue as additional acquisitions are completed, integrated and synergies are capitalized upon. The Company is in the process of consolidating the administrative functions and expects this to continue through the end of the second quarter of 2005.

The Company implemented a restructuring plan aimed at optimizing performance in our call center operations, consolidating several duplicate functions throughout the company, eliminate unprofitable locations and focusing the company on providing premium transportation to our customers. The primary goal was to convert more of our transportation cost to a variable cost model, effectively reducing our fixed cost and appropriately aligning our support functions with sustainable revenue levels. As a result we incurred total employee payments of approximately $630,000, approximately $305,000 of equipment related expenses, approximately $245,000 of adverse lease expenses, approximately $737,000 of non-cash impairment of assets and approximately $651,000 of other related expenses. Given that the majority of the restructuring and consolidation plan was complete as of December 31, 2004 the Company believes that there will be between $100,000 and $300,000 of additional related expenses in the first and second quarter and less than $500,000 of cash obligations in 2005.

The Company realized a loss from continuing operations before provisions for income taxes of approximately $3,471,000 for the period ended December 31, 2004, compared with a loss from continuing operations before provisions for income taxes of approximately $282,000 for the period ended December 31, 2003.

The income tax benefit was approximately $1,320,000 for the three months ended December 31, 2004 compared to an income tax benefit of approximately $159,000 for the three months ended December 31, 2003. Differences between the effective tax rate used for 2004 and 2003, as compared to the U.S. federal statutory rate, are primarily due to permanent differences and adjustments to the deferred tax asset valuation allowance. As of December 31, 2004 the Company had federal and state net operating loss carry-forwards totaling approximately $5,230,000, which begin to expire in 2021.

Basic loss per share from continuing operations for the period ended December 31, 2004 was $.08, compared with a basic loss of $.01 for the period ended December 31, 2003. Diluted loss per share from continuing operations for the period ended December 31, 2004 was $.08, compared with diluted loss per share of $.01 for the period ended December 31, 2003.

Liquidity and Capital Resources

As of December 31, 2004 the Company has approximately $3,714,000 of working capital and has cash and cash equivalents of approximately $854,000, compared with approximately $2,029,000 of cash and cash equivalents at December 31, 2003.

During the year ended December 31, 2004 cash has decreased by approximately $1,175,000. During the year ended December 31, 2004 there were approximate proceeds from issuance of equity of $11,573,000 which was primarily decreased by: (i) the elimination of approximately $856,000 of debt; (ii) the net cash used in operations of approximately $3,034,000; (iii) the $7,745,000 cash paid related to acquisition of businesses; and (iv) the acquisition of property and equipment of approximately $1,087,000. While the Company continues to experience rapid revenue growth, management expects to continue to have negative cash flow from operations as the Company operationally funds the growth of accounts receivable. In addition, independent contractors are typically paid within two weeks of providing the service, which will also significantly impact our cash flow as we continue to grow our independent contractor fleet. The Company will fund this growth primarily through operations and the line of credit.

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

In October of 2004, 295,000 shares were issued related to the acquisition of certain assets from Temple Trucking Inc.

The Company incurred total offering costs of approximately $1,420,000 during the year ended December 31, 2004.

To ensure that the Company has adequate near-term liquidity in November 2004, Segmentz entered into agreements (the “Loan Documents”) with Fifth Third Bank, a Michigan banking corporation, under which Fifth Third Bank extended an asset-based line of credit to Segmentz, replacing the previous line with Merrill Lynch. Under the Loan Documents Segmentz may draw down under the line of credit the lesser of $3,500,000 and 80% of the eligible accounts receivable of Segmentz and its wholly owned subsidiary Express 1, Inc. All obligations of Segmentz under the agreements are secured by the accounts receivable of Segmentz. Express 1, Inc.

entered into agreements providing for a guaranty of the obligations of Segmentz under the Loan Documents, which guaranty is secured by the accounts receivable of Express 1, Inc. All advances under the Loan Documents are subject to interest at the rate of the one-month LIBOR plus 2.0%, payable monthly. The maturity date of the loan is July 1, 2005. The Company’s line of credit contains various covenants pertaining to the maintenance of certain financial ratios. As of December 31, 2004, the Company did not meet one of the required ratios. Although it is management’s belief that it is highly unlikely the bank may demand payment, foreclose its security interest or lien against the Company’s accounts without notice, or exercise other rights or remedies as provided under the note or other loan documents. As of December 31, 2004 there was approximately $2,100,000 available under this credit facility.

The Company may receive proceeds in the future from the exercise of warrants and options outstanding as of December 31, 2004 in accordance with the following schedule:

	Approximate Number of Shares	Approximate Proceeds
Options outstanding under the Company’s Stock Option Plan	600,000	$790,000
Non-Plan Options	4,728,000	8,006,000
Warrants	7,775,000	11,685,000

Total	13,103,000	$20,481,000

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

Below is a table of the possible contingent consideration that the Company could pay over the next five years if certain criteria is related to the acquired entities is obtained:

Year Ending December 31	Possible Payments*
2005	$1,727,000
2006	$1,977,000
2007	$2,226,000
2008	$2,210,000

Total	$8,140,000

*	Payments are listed in the year they become due and some portions of the payments can be paid in cash or stock

As of December 31, 2004, there was approximately $1,450,000 accrued related to the above contingent consideration as the contractual contingent criteria was achieved.

The Company will be required to make significant payments in the future if the contingent consideration installments under the Company’s various acquisitions become due. While the Company believes that a significant portion of the required payments will be generated by the acquired subsidiaries, the Company may have to secure additional sources of capital to fund some portion of the contingent consideration payments as they become due. This presents the Company with certain business risks relative to the availability and pricing of future fund raising, as well as the potential dilution to the Company’s stockholders if the fund raising involves the sale of equity.

These contingent consideration amounts are tied directly to divisional performance of the respective entities, mitigating some of the risks that might exist for contingent payments tied to other performance indicators. The Company will examine the annual benchmarks for each contingent consideration payment and will reserve any potential funds due under these agreements at the end of each fiscal quarter when the pro-rated annual benchmark is achieved for that quarterly period.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003, except for mandatory redeemable financial instruments. Mandatory redeemable financial instruments are subject to the provisions of this statement beginning on January 1, 2004. We have not entered into or modified any financial instruments subsequent to May 31, 2003 affected by this statement. We do not expect the adoption of this statement will have a material impact on our financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. This Statement replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. Statement No. 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. We are evaluating these new rules, but expect no material impact upon adoption relating to outstanding options since a majority of the awards under the existing incentive stock option plan will be fully vested prior to the effective date of the revised rules.

Item 7. Financial Statements

Consolidated Financial Statements

Segmentz, Inc.

Years Ended December 31, 2004 and 2003

Report of Independent Registered Public Accounting Firm

Segmentz, Inc.

Consolidated Financial Statements

Years Ended December 31, 2004 and 2003

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors

Segmentz, Inc.

Tampa, Florida

We have audited the accompanying balance sheets of Segmentz, Inc as of December 31, 2004 and 2003 and the related statements of operations, changes in stockholders’ equity, and cash flows for the years, then ended. These financial statements are the responsibility of the management of Segmentz, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Segmentz, Inc. as of December 31, 2004 and December 31, 2003 and the results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

/s/ Pender Newkirk & Company

Pender Newkirk & Company

Certified Public Accountants

Tampa, Florida

February 25, 2005

Segmentz, Inc.

Consolidated Balance Sheets

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$854,000	$2,029,000
Accounts receivable, net of allowances of $966,000 and $1,080,000 at December 31, 2004 and 2003, respectively	7,522,000	4,403,000
Prepaid expenses	988,000	819,000
Other current assets	1,538,000	40,000

Total current assets	10,902,000	7,291,000
Property & equipment, net of accumulated depreciation	4,120,000	3,072,000

Goodwill	2,634,000	510,000
Identified intangible assets	6,196,000	1,646,000
Other long-term assets	1,082,000	358,000
Loans and advances	131,000	105,000

Total other assets	10,043,000	2,619,000

	$25,065,000	$12,982,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,081,000	$1,493,000
Accrued salaries and wages	644,000	175,000
Accrued expenses, other	2,670,000	321,000
Short-term portion of notes payable and capital leases	480,000	792,000
Revolving credit facility	1,183,000
Other current liabilities	130,000	40,000
Obligation due under factoring arrangement		1,033,000

Total current liabilities	7,188,000	3,854,000
Long-term liabilities:
Notes payable and capital leases, less current portion	559,000	351,000
Deferred tax liability		451,000
Other long-term liabilities	16,000
Stockholders’ equity:
Convertible preferred stock; $.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2004 and 773,896 shares issued and outstanding at December 31, 2003, respectively.		774,000
Common stock; $.001 par value; 40,000,000 shares authorized; 26,727,034 and 17,087,840 shares issued and outstanding at December 31, 2004 and 2003, respectively	27,000	17,000
Additional paid-in capital	20,405,000	7,427,000
Retained earnings (accumulated deficit)	(3,130,000)	108,000

Total stockholders’ equity	17,302,000	8,326,000

	$25,065,000	$12,982,000

The accompanying notes are an integral part of the financial statements.

Segmentz, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2004	2003
Revenues:
Operating revenue	$42,481,000	$14,390,000
Consulting and other revenue		298,000

Total revenue	42,481,000	14,688,000

Expenses:
Operating expenses	34,320,000	11,119,000

Gross profit	8,161,000	3,569,000

Sales, general and administrative expenses	10,714,000	3,310,000
Restructuring, exit and consolidation expenses	2,568,000

Total sales, general and administrative expenses	13,282,000	3,310,000

Gain on sale of fixed asset		(72,000)
Gain on investments	(88,000)
Other income		(104,000)
Interest expense	126,000	258,000

(Loss) income before taxes	(5,159,000)	177,000
Income tax provision	(1,921,000)	(26,000)

Net (loss) income	$(3,238,000)	$203,000
Gain on repurchase of preferred stock		174,000

Net (loss) income applicable to common stock	$(3,238,000)	$377,000

Basic (loss) income per share of common stock	$(.14)	$.04

Weighted average common stock outstanding	23,935,768	9,403,695

Net (loss) income per share of common stock	$(.14)	$.04

Weighted average diluted common stock outstanding	23,935,768	10,630,956

The accompanying notes are an integral part of the financial statements.

Segmentz, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2004 and 2003

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2002	1,189,019	$1,203,000	6,778,913	$7,000	$19,000	$(269,000)	$960,000
Redemption of series B & C preferred stock	(415,123)	(429,000)					(429,000)
Issuance of common stock, net			10,308,927	10,000	7,408,000		7,418,000
Net income applicable to common stock						377,000	377,000
Balance, December 31, 2003	773,896	774,000	17,087,840	17,000	7,427,000	108,000	8,326,000
Conversion of series A preferred stock	(773,896)	(774,000)	763,923	1,000	773,000		—
Issuance of common stock for acquisitions			422,000	1,000	454,000		455,000
Issuance of warrants					158,000		158,000
Issuance of common stock, net			8,453,271	8,000	11,593,000		11,601,000
Net loss						(3,238,000)	(3,238,000)

Balance, December 31, 2004		$—	26,727,034	$27,000	$20,405,000	$(3,130,000)	$17,302,000

The accompanying notes are an integral part of the financial statements.

Segmentz, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2004	2003
Operating activities
Net (loss) income applicable to common stock	$(3,238,000)	$377,000

Adjustments to reconcile net income to net cash used in operating activities:
Provisions for allowance for doubtful accounts	308,000	133,000
Depreciation and amortization	1,254,000	179,000
Non-cash impairment of intangible assets	737,000
Unrealized gain on market value of trading stock	(88,000)
Gain on the redemption of preferred stock		(174,000)
Gain on forgiveness of debt		(99,000)
Gain on sale of asset		(72,000)
Non-cash expense relating to issuance of stock and warrants	28,000	45,000
Valuation on deferred tax asset		(98,000)
Changes in:
Accounts receivables	(502,000)	(246,000)
Prepaid expenses and other current assets	(26,000)	(40,000)
Other current assets	(1,368,000)	(496,000)
Other receivables		41,000
Other assets	(326,000)	(66,000)
Accounts payable	(78,000)	433,000
Accrued expenses	63,000	(129,000)
Accrued salaries and wages	189,000	129,000
Other liabilities	13,000	(8,000)

Total adjustments	204,000	(468,000)

Net cash used in operating activities	(3,034,000)	(91,000)

Investing activities
Acquisition of business and assets, net of cash acquired	(7,745,000)	(1,501,000)
Acquisition of Murphy assets		(1,952,000)
Acquisition of property and equipment	(1,087,000)	(786,000)
Loans and advances	(26,000)	(73,000)

Net cash used in investing activities	(8,858,000)	(4,312,000)

Financing activities
Net obligations incurred under factoring arrangements	(1,033,000)	(676,000)
Net proceeds and payments to revolving credit facility	777,000
Redemption or conversion of preferred shares		(255,000)
Proceeds from sale of equity	11,573,000	6,404,000
Payments of debt	(1,166,000)	(507,000)
Issuance of debt	566,000	1,462,000

Net cash provided by financing activities	10,717,000	6,428,000

Net increase (decrease) in cash and cash equivalents	(1,175,000)	2,025,000
Cash and cash equivalents, beginning of year	2,029,000	4,000

Cash and cash equivalents, end of period	$854,000	$2,029,000

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during the year for interest	$128,000	$255,000

The accompanying notes are an integral part of the financial statements.

Segmentz, Inc.

Notes to Consolidated Financial Statements

Years ended December 31, 2004 and 2003

1. Significant Accounting Principles

Basis of Presentation

Segmentz, Inc. and its wholly owned subsidiaries (“the Company”) provide transportation and logistics services to over 1,000 active customers, specializing in time definite transportation and offer a variety of exclusive use vehicles, providing reliable same day or overnight service to customers throughout the United States and Canada. Services include expedited transportation, local cartage, capacity management, aircraft charters, dedicated delivery and warehouse management.

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

Reclassifications

Certain prior year amounts shown in the accompanying consolidated financial statements have been reclassified to conform to the 2004 presentation. In addition, adjustments to estimates and purchase price allocation related to business acquisitions in 2003 have been reclassed for comparable presentation. These reclassifications did not have any effect on total assets, total liabilities, total stockholders’ equity or net income.

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

Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers and wide range of industries and locations served. No customer comprised more than ten percent of the December 31, 2004 or 2003 customer accounts receivable balance. One customer represented approximately 12% and 20% of the sales for the years ended December 31, 2004 and December 31, 2003, respectively. The one significant customer is primarily related to a multi-year contract with a national logistics company, providing service to a Fortune 500™ manufacturing company.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customers payment history and the customer’s current ability to pay its obligation. Based on managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $966,000 and $1,080,000 is considered necessary as of December 31, 2004 and 2003, respectively. Although management believes that account receivables are recorded at their net realizable value, a 10% decline in historical collection rate would increase the current bad debt expense for the year ended December 31, 2004 by approximately $35,000. We do not accrue interest on past due receivables.

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

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires an annual impairment test for goodwill and intangible assets with indefinite lives. Under the provisions of SFAS No. 142, the first step of the impairment test requires that the Company determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. For the year ended December 31, 2004 there was impairment recorded of approximately $85,000 for goodwill related to the acquisition of Frontline. The Orlando location was eliminated as part of the restructuring process. Management does not believe there are any additional impairments of goodwill at December 31, 2004. In the future, the Company will perform the annual test during its fiscal third quarter unless events or circumstances indicate impairment of the goodwill may have occurred before that time

Identified Intangible Assets

The Company follows the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. For the year ended December 31, 2004 there was an impairment of identified intangible assets of approximately $365,000, primarily related to an advantageous lease agreement that was canceled as part of the restructuring and the consolidation of the Dasher operation into one call center.

Other Long-Term Assets

Other long-term assets primarily consist of the long-term portion of the deferred tax asset and the value of a development stage software program purchased as part of the Dasher Express Inc. acquisition in 2003. During 2004 there was no significant development activities related to this asset. Segmentz does not own 100% of the interest in the software; however the company does expect to acquire the remaining outstanding interest in 2005.

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

Income Taxes

Taxes on income are provided in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax bases of particular assets and liabilities and the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the enactment date. A valuation allowance is provided to offset the net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. During the year ended December 31, 2003 it became evident to management that the valuation allowance related to prior year deferred tax assets was no longer deemed necessary and the valuation of approximately $98,000 was reversed.

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

For the years ended December 31, 2004 and 2003:

	2004	2003
Net (loss) income applicable to common stockholders:
As reported	$(3,238,000)	$377,000

Total stock-based employee compensation expense included in reported net income applicable to common stockholder, net of tax	—	—
Total stock-based employee compensation determined under fair value based method, net of related tax effects	(299,000)	(87,000)

Pro forma
Net (loss) income applicable to common stockholders	$(3,537,000)	$290,000

(Loss) earnings per share

Basic – as reported	$(0.14)	$0.04
Basic – pro forma	$(0.15)	$0.03

Diluted (loss) earnings per share

Diluted – as reported	$(0.14)	$0.04
Diluted – pro forma	$(0.15)	$0.03
Weighted average fair value of options granted during the year	$0.42	$0.44

The preceding pro forma results were calculated with the use of the Black-Scholes option pricing model. The following assumptions were used for the years ended December 31, 2004 and 2003 (1) risk-free interest rate of 2.80%, (2) no dividend yield (3) expected lives of between 4.0 and 5.0 years (4) volatility of 35% to 85%. Results may vary depending on the assumptions applied within the model. Compensation expense recognized in providing pro forma disclosures may not be representative of the effects on net income for future years.

Earnings per Share

Earnings per common share are computed in accordance with SFAS No. 128, “Earnings Per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. The weighted average number of shares was 23,935,768 and 9,403,695 for the years ended December 31, 2004 and 2003, respectively. The diluted weighted average number of shares was 24,730,411 and 10,630,956 for the years ended December 31, 2004 and 2003, respectively.

Common stock equivalents for the year ended December 31, 2004 were anti-dilutive due to the net losses sustained by the Company during this period. Therefore, the diluted weighted average common shares outstanding for the dilutive weighted average share calculation in this period excludes approximately 794,643 shares that could dilute earnings per share in future periods.

Recently Issued Financial Accounting Standards

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003, except for mandatory redeemable financial instruments. Mandatory redeemable financial instruments are subject to the provisions of this statement beginning on January 1, 2004. We have not entered into or modified any financial instruments subsequent to May 31, 2003 affected by this statement. We do not expect the adoption of this statement will have a material impact on our financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. This Statement replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. Statement No. 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. We are evaluating these new rules, but expect no material impact upon adoption relating to outstanding options since a majority of the awards under the existing incentive stock option plan will be fully vested prior to the effective date of the revised rules.

2. Property and Equipment

Property and equipment consists of the following:

	December 31,
	2004	2003
Land	$100,000	$100,000
Building and improvements	350,000	350,000
Leasehold improvements	109,000	330,000
Office equipment	596,000	363,000
Equipment	3,156,000	1,605,000
Warehouse equipment	174,000	149,000
Warehouse shelving	52,000	52,000
Computer equipment	397,000	135,000
Computer software	299,000	295,000

	5,233,000	3,379,000
Less: Accumulated depreciation and amortization	(1,113,000)	(307,000)

	$4,120,000	$3,072,000

Depreciation and amortization expense of property and equipment totaled approximately $822,000 and $154,000 for 2004 and 2003, respectively.

3. Loans and Advances

Loans and advances primarily relates to a stockholder of the company, who has borrowed approximately $120,000.

4. Goodwill

The change in the carrying amount of goodwill for the year ended December 31, 2004 and 2003 is as follows:

December 31, 2002	$—
Acquisitions (see note 12 to consolidated financial statements)	510,000

December 31, 2003	510,000
Acquisitions (see notes 11 and 12 to consolidated financial statements)	592,000
Contingent contractually earned payments	1,532,000

December 31, 2004	$2,634,000

As of December 31, 2004, the company had accrued approximately $1,450,000 related to contingent consideration related to the Express-1, Inc. and Dasher Express Inc. acquisitions and had paid approximately $82,000 related to the Bullet acquisition.

5. Identified Intangible Assets

Intangible assets consist of the following:

	December 31,
	2004	2003
Intangible not subject to amortization:
Trade names
$150,000 was impaired as part of the restructuring for the year ended December 31, 2004.	$3,640,000	$150,000

Intangible subject to amortization:
Advantageous lease
The lease was canceled as part of the restructuring and the value was impaired	—	143,000
Motor vehicle operating history
Accumulated amortization of approximately $124,000 and $0 at December 31, 2004 and December 31, 2003, respectively.	494,000	618,000
Employment contracts
Accumulated amortization of approximately $51,000 and $0 at December 31, 2004 and December 31, 2003, respectively.	260,000	150,000
Non-compete agreements
Accumulated amortization of approximately $40,000 and $0 at December 31, 2004 and December 31, 2003, respectively.	713,000	—
Customer relationships
Accumulated amortization of approximately $63,000 and $0 at December 31, 2004 and December 31, 2003, respectively.	656,000	420,000
Driver / independent contractor network
Accumulated amortization of approximately $53,000 and $0 at December 31, 2004 and December 31, 2003, respectively. $100,000 was impaired as part of the restructuring for the year ended December 31, 2004.	203,000	100,000
Other
Accumulated amortization of approximately $95,000 and $0 at December 31, 2004 and December 31, 2003, respectively.	230,000	65,000

	$6,196,000	$1,646,000

The following is a schedule by year of future expected amortization expense as of December 31, 2004:

2005	$617,000
2006	548,000
2007	453,000
2008	403,000
2009	233,000
Thereafter	302,000

$2,556,000

6. Obligations Due Under Factoring Arrangement

In the past the Company factored a significant portion of its accounts receivable. During the years ended December 31, 2003 and 2002, the Company utilized the services of several factoring companies. Accounts receivable were factored to companies with full recourse for unpaid invoices in excess of 90 days old. The most recent agreement provided for the payment of factoring fees at 2.5 percent of each invoice factored. As of January 31, 2004 the Company terminated the factoring agreement and the obligation due under the factoring arrangement was fully satisfied.

7. Notes Payable and Capital Leases

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

In July 2003 the Company entered into a $270,000 note with Fifth Third Bank for a term of 24 months at an interest rate of 8% per annum. The note was executed as partial consideration for equipment and other assets purchased from Fifth Third Bank. The purchased assets collateralize the loan. As of December 31, 2004 the amount was paid in full.

In July of 2003 the Company entered into two loans with Daimler Chrysler Services to purchase equipment. The terms were for 24 months and 30 months with interest rates of approximately 9.5% and 9.8% respectively. The purchased assets collateralize the loans.

In September of 2003 the Company entered into a master agreement with GE Capital Fleet Services for up to $750,000 of credit related to either loans or capital leases. Under that master agreement the Company entered into a 36 month loan with an interest rate of approximately 5.85%. The purchased assets collateralize the loan. At December 31, 2004 there was approximately $143,000 available borrowing under that master agreement.

As part of an acquisition in October 2003 the Company assumed a variable rate promissory note with Commerce Bank with a term of five years. At December 31, 2003 the interest rate was approximately 5%. As of December 31, 2003 the loan was classified current as the note was fully paid as of January 2004.

As part of an acquisition at December 31, 2003 the Company assumed a “504” note with the U.S. Small Business Administration under the Certified Development Company Program for a term of 20 years. The note was originally for $85,000 at an interest rate of 8.374% and was collateralized by the Lexington, Kentucky building. As of December 31, 2003 the loan was classified as current as it was fully paid as of February 2004

As part of an acquisition in August of 2004 the Company assumed two promissory notes with terms of five years related to two automobiles. Both loans are non-interest bearing and are collateralized by purchased assets.

As part of an acquisition at December 31, 2004 and 2003 the Company assumed various other notes payable, which are collateralized by equipment. The terms range from two to five years with interest rates ranging from 0% to 7% with varying payoff dates through 2006.

During the year ended December 31, 2004 and 2003 the Company entered and assumed several capital leases for computer software, computer equipment and operational equipment. The terms range from two to four years with interest rates ranging from approximately 5.8% to approximately 18%. All of the assets either transfer ownership at the end of the lease or have a bargain purchase agreement.

The balances outstanding as of December 31, 2004 and 2003 on the above debt instruments are as follows:

	2004	2003
Sports Funding loan	$—	$251,000
Fifth Third loan	—	205,000
Daimler Chrysler loans	81,000	151,000
GE Capital loan	607,000	143,000
Commerce Bank loan	—	128,000
SBA loan	—	62,000
Auto loans	26,000	—
Other notes payable	—	19,000
Interchange (capital leases)	63,000	94,000
Ideal (capital leases)	167,000	—
GE Capital (capital leases)	50,000	63,000
Other capital leases	45,000	27,000

	1,039,000	1,143,000
Less: current portion	480,000	792,000

Long-term portion of notes payable	$559,000	$351,000

The following is a schedule by year of future minimum principle payments required under the terms of the above notes payable as of December 31, 2004:

2005	$480,000
2006	378,000
2007	181,000
2008	—
2009	—
Thereafter	—

$1,039,000

8. Revolving Credit Facilities

In November 2004, Segmentz entered into agreements with Fifth Third Bank, a Michigan banking corporation, under which Fifth Third Bank extended an asset-based line of credit to Segmentz. Under the Loan Documents, Segmentz may draw down under the line of credit the lesser of $3,500,000 and 80% of the eligible accounts receivable of Segmentz and its wholly owned subsidiary Express 1, Inc. All obligations of Segmentz under the agreements are secured by the accounts receivable of Segmentz. Express 1, Inc. entered into agreements providing for a guaranty of the obligations of Segmentz under the Loan Documents, which guaranty is secured by the accounts receivable of Express 1, Inc. All advances under the Loan Documents are subject to interest at the rate of the one-month LIBOR plus 2.0%, payable monthly. The maturity date of the loan is July 1, 2005. The Company’s line of credit contains various covenants pertaining to the maintenance of certain financial ratios. As of December 31, 2004, the Company did not meet one of the required ratios. It is management’s belief that it is highly unlikely the bank may demand payment, foreclose its security interest or lien against the Company’s accounts without notice, or exercise other rights or remedies as provided under the note or other loan documents. As of December 31, 2004 the interest rate was approximately 4.2% and there was approximately $2,100,000 available under this credit facility.

9. Commitments and Contingencies

Lease Commitments

The following is a schedule by year of future minimum payments required under operating leases that have an initial or remaining non-cancelable lease term in excess of one year as of December 31, 2004:

2005	$778,000
2006	412,000
2007	173,000
2008	136,000
2009	71,000
Thereafter	—

$1,570,000

The Company rents equipment and facilities under operating leases with lease terms of less than one year.

Approximately $775,000 of the above facility commitments above are for facilities that have been closed in the recent restructuring activities of the company. As of December 31, 2004 the Company accrued approximately $200,000 as an adverse lease accrual related to these closed and abandoned facilities with the expectation that the Company will be able to sub-lease these facilities during 2005 at a rate comparable to the contract rate.

Rent expense amounted to approximately $735,000 and $295,000 for the years ended December 31, 2004 and 2003, respectively.

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

10. Equity

Convertible Preferred Stock

The authorized preferred stock of the Company consists of 10,000,000 shares at $.001 par value, of which 773,896 shares of Series A convertible preferred stock (“Series A Preferred Stock”) outstanding as of December 31, 2003. In March of 2004 the preferred shares of stock were converted to 763,923 shares of common stock. At December 31, 2004 there were no issued or outstanding preferred shares of stock.

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

Series B Convertible Preferred Stock

Each share of the Series B Preferred Stock is convertible, at the option of the holder, at any time into shares of common stock of the Company at a conversion price equal to the trading price of the shares or at the price of the last placement of shares by the Company, or at $1.00, whichever is greater. In addition the holder has voting rights and preferred liquidation rights.

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

Series C Redeemable Convertible Preferred Stock

Each share of the Series C Preferred Stock is redeemable for $100 within six months of their date of issuance, in addition to interest of ten percent per annum; or bears penalty interest of 5 shares of common stock of the Company for each month the Company fails to redeem after the six month period has expired, or can convert, at the holder’s option, after failure to redeem within nine months into Senior Debt of the Company, subordinate in nature to any Senior Debt that is in place at the time of the conversion, bearing interest at 12% per annum on the face value of $100 per share. As of December 31, 2003 there was no outstanding Series C Preferred Stock.

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

The following summarizes the Company’s stock option and warrant activity and related information:

	Shares	Range of exercise prices	Weighted average exercise price
Outstanding at January 1, 2003
Warrants granted	6,886,498	$1.01-1.50	$1.35
Warrants cancelled
Options granted	500,000	$1.01-1.50	$1.23
Options cancelled
Outstanding at December 31, 2003	7,386,498	$1.01-1.50	$1.35
Warrants granted	2,126,714	$1.50-2.20	$2.09
Warrants cancelled
Warrants exercised	(1,238,000)	$1.00-1.50	$1.27
Options granted	5,178,238	$1.10-2.75	$1.68
Options cancelled
Options exercised	(350,000)	$1.15-1.31	$1.22
Outstanding at December 31, 2004	13,103,450	$1.00-2.50	$1.57

The following table summarizes information about options and warrants outstanding and exercisable as of December 31, 2004:

	Outstanding Warrants and Options			Exercisable Warrants and Options
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$1.00-1.25	3,290,167	3.7 years	$1.16	3.7 years	3,290,167	$1.16
$1.26-1.75	7,706,569	4.3 years	$1.57	4.2 years	4,497,998	$1.44
$1.76-2.75	2,106,714	4 years	$2.23	4 years	2,106,714	$2.23

As of December 31, 2003 there were approximately 7,136,000 options exercisable at a weighted average exercise price of $1.35.

Equity Funding

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

In July 2004, approximately 250,000 options were exercised at an exercise price of $1.00 per share. In addition, the exercise price of the remaining 1,000,000 options held by the same stockholder were reduced from $1.40 to $1.00 in consideration for the Company not returning equity that was contractually obligated to be returned due to common shares not being registered timely. In addition the company returned approximately $120,000 of equity as contractually obligated due to related common shares not being registered timely.

In August 2004, 50,000 shares were issued related to the acquisition of Express-1, Inc.

In October of 2004, 295,000 shares were issued related to the acquisition of certain assets from Temple Trucking Inc.

The Company incurred total offering costs of approximately $1,420,000 during the year ended December 31, 2004.

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

Each investor received current information about the Company and had the opportunity to ask questions about the Company. These investors purchased the securities for investment purposes and the securities they received were marked with the appropriate restrictive legend.

11. Asset Acquisition

In May 2003, the Company received indication from Fifth Third Bank, the sole senior secured creditor in the bankruptcy filing of Murphy Surf Air Trucking, Inc., one of the Company’s agent firms that it bid to acquire various assets from Murphy’s bankruptcy filing under terms and conditions that were agreed upon between the parties. The sale was affected and the terms have been modified several times during the fiscal year and at year end the sale had been consummated for all business intents and purposes in that Segmentz continues to serve its customers and operate in all of the Company’s cities. The total purchase price was $1,952,206, which includes acquisition costs and advances in excess of the agency agreement of approximately $1,402,206. The following table summarizes the allocation of the approximate purchase price based on management’s estimate of the fair value of assets acquired and liabilities assumed at December 31, 2003.

Fixed assets	$1,126,000
Identifiable intangible assets	826,000

Total assets acquired	$1,952,000

The acquired intangible assets have a weighted average life of 4.68 years. The intangible assets include safety and insurance record with a life of five years, their motor carrier permits with a life of one year and a below market lease with a life of five years.

In October 2004, the Company purchased certain assets and assumed certain liabilities of Temple Trucking, Inc., a privately owned provider of third party logistics services. Since June 1, 2004, Segmentz Inc. has been working with Temple Trucking Inc. through an agency agreement. The purchase price of Temple Trucking Inc. included the issuance of 295,000 common shares of restricted common stock of Segmentz Inc. and the assumption of $820,000 of debt owed to Segmentz, Inc. The consideration also includes contingent consideration provisions under which Segmentz could be required to pay up to an additional $500,000 in cash or restricted common stock to the former owner of Temple Trucking Inc. over the following 3 years, depending on the performance of Temple Trucking, Inc. The following table summarizes the allocation of the approximate purchase price based on management’s estimate of the fair value of assets acquired and liabilities assumed at December 31, 2004.

Fixed assets	$252,000
Identifiable intangible assets	635,000
Goodwill	438,000

Total assets acquired	1,325,000

Current liabilities assumed	(112,000)
Long-term liabilities assumed	(92,000)

Net assets acquired	$1,121,000

The acquired intangible assets have an approximate weighted average life of 6.3 years. The intangible assets include trade name of approximately $294,000, employment contracts of approximately $36,000, non-compete agreements of approximately $80,000, key customer relationships of approximately $200,000 and the general customer list of approximately $25,000, with lives between four years and seven years. This is not considered a significant acquisition.

12. Business Acquisitions

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

The following table summarizes the approximate estimated fair values of the assets acquired and liabilities assumed:

Current assets	$236,000
Fixed assets	267,000
Identifiable intangible assets	—
Goodwill	346,000

Total assets acquired	849,000
Current liabilities assumed	(183,000)
Long-term liabilities assumed	(169,000)

Net assets acquired	$497,000

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

In September of 2004, the company amended the Dasher purchase agreement to alter the tax treatment and align the conditional consideration payments with the recently purchased Express-1, Inc’s conditional consideration payments. The Company paid approximately $265,000 to the former owners of Dasher Express Inc. and incurred approximately $35,000 of additional acquisition costs. The total purchase price includes acquisition costs of approximately $85,000, but excludes the contingent consideration, which was $2,350,000.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed.

Current assets	$1,094,000
Fixed assets	765,000
Other long-term assets	207,000
Identifiable intangible assets	820,000
Goodwill	164,000

Total assets acquired	3,050,000
Current liabilities assumed	(700,000)

Net assets acquired	$2,350,000

The acquired intangible assets have an approximate weighted average life of 6.2 years. The intangible assets include trade name of approximately $150,000, employment contracts of approximately $150,000, customer relationships of approximately $420,000 and the driver network of approximately $100,000, with lives between four years and seven years. As part of the restructuring the trade name and the driver network were fully impaired.

On September 1, 2004, Segmentz acquired all of the issued and outstanding stock of Express-1, Inc., a privately owned provider of third party logistics services. The stock of Express-1, Inc. was acquired from 5 nonaffiliated individual shareholders. Prior to the closing of the transaction Segmentz had no material relationship with any of the selling shareholders.

The purchase price for the stock of Express-1, Inc., included a $6,000,000 cash payment, the issuance of 50,000 shares of restricted common stock of Segmentz, and the issuance of warrants to purchase 500,000 shares of common stock of Segmentz at an exercise price of $1.75 per share and 2,428,571 warrants at an exercise price of $1.75 per share and becoming exercisable during various periods over the next four years. The consideration also includes a provision under which Segmentz could be required to make conditional payments up to an additional $6,500,000 in cash and restricted common stock to the selling shareholders over the following 3 years, depending on the performance of Express-1, Inc. The estimated purchase price was approximately $6,713,000, which includes acquisition costs of approximately $378,000 and additional tax payments to the former owners of approximately $200,000 but excludes the contingent consideration. The following table summarizes the allocation of the approximate purchase price based on management’s estimate of the fair value of assets acquired and liabilities assumed at December 31, 2004.

Current assets	$3,225,000
Fixed assets	805,000
Identifiable intangible assets	4,734,000
Goodwill	154,000

Total assets acquired	8,918,000
Current liabilities assumed	(1,942,000)
Long-term liabilities assumed	(263,000)

Net assets acquired	$6,713,000

The acquired intangible assets have an approximate weighted average life of 5.3 years. The intangible assets include trade name of approximately $3,346,000, employment contracts of approximately $125,000, non-compete agreements of approximately $673,000 customer relationships of approximately $74,000, independent contractor agreements of approximately $256,000 and other assets of approximately $260,000, with lives between two years and ten years.

The following unaudited pro forma information is presented as if the purchase of the stock of Express-1, Bullet and Dasher had occurred on January 1, 2003:

	December 31, 2004	December 31, 2003
Total revenues	$55,740,000	$38,807,000
Net income applicable to common stock	(2,602,000)	1,036,000
Earnings (loss) per share:
Basic	$(.11)	$.08
Diluted	$(.11)	$.07

Earnings (loss) per share is calculated based on approximately 3,500,000 additional shares being outstanding as of December 31, 2003 to account for the shares issued to raise capital to pay the initial purchase price of Express-1, Inc.

Supplemental table of cash used in business and asset acquisitions, net of cash as follows:

	Years Ended December 31,
	2004	2003
Dasher	$265,000	$1,276,000
Bullet	82,000	225,000
Express-1	6,578,000
Temple	820,000

	7,745,000	1,501,000
Accrued contingent payments	1,450,000

	$9,195,000	$1,501,000

13. Restructuring, Exit and Consolidation Costs

During the fourth quarter of 2004, shortly after the Express-1 acquisition was completed, the Company implemented a restructuring plan aimed at optimizing performance in our call center operations, consolidating several duplicate functions throughout the company, eliminating unprofitable locations and focusing the company on providing premium transportation to our customers. The primary goal was to convert more of our transportation cost to a variable cost model, effectively reducing our fixed cost and appropriately aligning our support functions with sustainable revenue levels. As a result we incurred total employee payments of approximately $630,000, approximately $305,000 of equipment related expenses, approximately $245,000 of adverse lease expenses, approximately $737,000 of non-cash impairment of assets and approximately $651,000 of other related expenses. Given that the majority of the restructuring and consolidation plan was complete as of December 31, 2004 the Company believes that there will be between $100,000 and $300,000 of additional related expenses in the first and second quarter and less than $500,000 of cash obligations in 2005.

The lease obligations for the closed facilities are approximately $775,000 over the next four years. At December 31, 2004 the Company had accrued approximately $200,000 related to these future obligations.

14. Income Taxes

The provision for income taxes is as follows:

	Years Ended December 31,
	2004	2003
Current
Federal	$52,000	$—
State	5,000	—

	57,000	—

Deferred
Federal	(1,787,000)	(23,000)
State	(191,000)	(3,000)

	(1,978,000)	(26,000)

Provision for income taxes	$(1,921,000)	$(26,000)

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	2004	2003
Tax expense (benefit) at U.S. statutory rate	$(1,754,000)	$60,000
State income tax expense (benefit), net of federal benefit	18,000	5,000
Effect of non-deductible expenses	(185,000)	7,000
Change in valuation allowance		(98,000)

	$(1,921,000)	$(26,000)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are as follows:

	2004	2003
Deferred tax assets (liability):
Accounts and loan receivables due to bad debts	$383,000	$83,000
Capital loss carry-forward	15,000	15,000
Net operating loss carry-forward	1,968,000	188,000
Prepaid expenses	(98,000)	(94,000)
Unrealized appreciation in stock	(33,000)
Depreciation variance	(314,000)	(284,000	)*
Amortization variance	119,000
Accounts receivable	—	(200,000	)*
Intangible assets		(130,000	)*
Other	(1,000)
Contract set up costs	(35,000)	(52,000)

Net deferred tax asset (liability)	$2,004,000	$(474,000)

*	A $500,000 deferred tax liability was recorded related to acquisitions during the year ended December 31, 2003. The deferred tax liability was removed with the offset to the purchase price allocation since subsequent to year-end the Company amended the agreement to account for the transaction under the internal revenue code section 338(h)(10).

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. No valuation allowance was considered necessary at December 31, 2004 based on the Company’s expectations of future taxable income.

As of December 31, 2004, the Company had federal and state net operating loss carry-forwards totaling approximately $5,230,000, which begin expiring in 2021.

15. Related Party Transactions

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

In August of 2004, the Company acquired Express-1, Inc. and agreed to purchase the building located at 429 Post Road, Buchanan, MI 49107 for $850,000 in cash or through the assumption of the current mortgage and cash. The Company also agreed to rent the building on a month-to-month basis, for monthly rental payments of ten thousand ($10,000) dollars on a triple net basis until the purchase is completed. For the year ended December 31, 2004 rent in the amount of approximately $50,000 was paid as rent for the building.

16. Employee Benefit Plans

The Company has a defined contribution 401(k) salary reduction plan intended to qualify under section 401(a) of the Internal Revenue Code of 1986 (“Salary Savings Plan”). The Salary Savings Plan allows eligible employees, as defined in the plan document, to defer up to fifteen percent of their eligible compensation, with the Company contributing an amount determined at the discretion of the Company’s Board of Directors. The Company contributed approximately $127,000 to the Salary Savings Plan for the year ended December 31, 2004.

The Company also maintains a Non-qualified Deferred Compensation Plan for certain employees. This plan allows participants to defer a portion of their salary on a pretax basis and accumulate tax-deferred earnings plus interest. The Company provides a matching contribution of 25 percent of the employee contribution, subject to a maximum Company contribution of $2,500 per employee. These deferrals are in addition to those allowed in the Company’s 401(k) plans. The Company’s matching contribution expense from continuing operations for such plans was approximately $4,000 for the year ended December 31, 2004.

In 2004, the Company established an Employee Stock Ownership Plan (“ESOP”) for all employees. The plan only allows employer contributions, which is at the sole discretion of the board of directors. To be eligible to receive contributions the employee must complete one year of full time service and be employed on the last day of the year. Contributions to the plan vest over a five year period. The Company recognized compensation expense related to the ESOP of approximately $30,000 based on shares allocated to employees (the “shares allocated” method) for the year ended December 31, 2004.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

Under the supervision and with the participation of management, including the CEO and CFO, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2004. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective for timely gathering, analyzing, and disclosing the information we are required to disclose in our reports filed under the Securities Act of 1934, as amended. There has been no significant changes in internal controls during the year ended December 31, 2004.

PART III

Item 9. Directors and Executive Officers of the Registrant

The Company’s directors and executive officers as of March 18, 2004 were as follows:

Name	Age	Position
Allan J. Marshall	38	Chairman of the Board of Directors and Chief Executive Officer
Mike Welch	42	President, Director
Dennis M. McCaffrey	36	Chief Operations Officer, Director
Andrew J. Norstrud	31	Chief Financial Officer
Robert Gries(1)	47	Director
Jay Taylor (1)(2)	56	Director
Calvin R. Whitehead(1)( (2)	57	Director
Jim Martell(2)	50	Director

(1)	Member of Audit Committee
(2)	Member of Compensation Committee

The following is a brief summary of the business experience of the foregoing directors and executive officers.

The following sets forth information concerning the officers and directors, including their ages, present principal occupations, other business experience during the last 5 years, membership on committees of the board of directors and directorships in other publicly-held companies.

Mr. Allan Marshall, age 38, has over eighteen years experience in the transportation and logistics industry. Mr. Marshall founded Segmentz, Inc. in November of 2000 and has since served as the company’s Chairman and the Chief Executive Officer. Prior to Segmentz, Mr. Marshall founded U.S. Transportation Services, Inc. (“UST”) in 1995, whose main focus was third party logistics. UST was sold to Professional Transportation Group, Inc. in January 2000 and Professional Transportation Group ceased business in November 2000. Prior to 1995, Mr. Marshall served as Vice President of U.S. Traffic Ltd, a Canadian company, where he founded their United States logistics division and had previously founded a successful driver leasing company in Toronto, Ontario, Canada.

Mr. Mike Welch, age 42, joined Segmentz, Inc. in September of 2004. Mr. Welch’s primary focus is on developing the organization into a non-asset, premium transportation company. Mr. Welch has been involved in the transportation industry for over twenty years with expertise in the expediting industry. In 1989 Mr. Welch co-founded Express-1, Inc., a Midwest based expedited carrier, which grew to a $30 million dollar company. Mr. Welch has a Bachelor of Science Degree in Industrial Marketing from Western Michigan University.

Mr. Dennis M. McCaffrey, age 36, is one of the founding partners of Segmentz, Inc. and served as Chief Operations Officer of US Transportation Services since 1996, prior to joining the Company in November of 2000. Mr. McCaffrey is currently responsible for creating and implementing strategic business plans, designing and managing all sales and marketing programs. Additionally, Mr. McCaffrey has assisted in the development of the company’s internal software program and formed strategic alliances with partners across all modes of transportation. Mr. McCaffrey has a Bachelor of Science degree in Marketing from University of South Florida and also served in the United States Marine Corps.

Mr. Andrew J. Norstrud, age 31, joined Segmentz in May of 2003. Mr. Norstrud has both public accounting and private industry experience and was most recently an assurance manager with Grant Thornton LLP; specializing in fast growth, middle market companies. In addition Mr. Norstrud worked for Coopers & Lybrand and was the controller of Aerosonic. As well as financial experience, Mr. Norstrud has experience in computer assurance services and computer system operations. Mr. Norstrud earned a Master of Accounting with a systems emphasis from the University of Florida and is a Florida licensed Certified Public Accountant.

Mr. Jay N. Taylor, age 56, was recently the co-founding partner of Capital Resource Partners, Inc., an investment banking firm focused on providing merger and acquisition services to the transportation and logistics industry. From 1979 to 1987, Mr. Taylor was the Vice President of Schneider National, Inc. where he was responsible for marketing, planning and business development at the corporate level for the then $700 million revenue motor carrier. He then became the Senior Vice President for Tri-State Motor Transit, Inc. and acquired the same position at Country Wide Truck Service, Inc. In 1995, Mr. Taylor was founder and became the President and CEO for Ampace Corporation, which is an asset-based, publicly traded transportation company servicing Fortune 500 shippers. Mr. Taylor received his MBA from the University of Iowa in finance and his BS from Iowa State University, concentrating in transportation.

Mr. Robert D. Gries, Jr., age 47 is the President of Sports Funding, Inc., which specializes in providing bridge loans and mezzanine financing for corporations and real estate projects. He is also a board member and the largest shareholder of arena football’s Orlando Predators. Prior to forming Sports Funding, Mr. Gries was the managing member of an entity which developed the $25 million, 43,000 square foot WWF-New York entertainment facility in Times Square New York. Mr. Gries has previously been a general partner with Beacon Sports Capital, which is an investment-banking firm active in the professional sports industry. Mr. Gries is the former majority owner, President and Chief Executive Officer of the Tampa Bay Storm, an Arena Football franchise that he owned from 1991-1994, and was elected League Executive of the Year in 1993. Prior to that, Mr. Gries was the owner, President and Chief Executive Officer of CIC-Disc Corporation, a computer software company that provided investment and back-office services to the financial industry.

Mr. Calvin (“Pete”) R. Whitehead, age 57 is a retired former President of Atlantic Automotive Components, a joint venture of Ford/Visteon and Venture Industries, in Benton Harbor Michigan. While serving as president from 1995 to 2003, Mr. Whitehead oversaw revenue growth from $18 million to over $90 million. From 1992 – 1995 Mr. Whitehead was the General Manufacturing Manager for Toledo Molding and Die and was responsible for 4 manufacturing plants and corporate quality. From 1967-1992 Mr. Whitehead held various management positions within Ford Motor Company, both in manufacturing and engineering in the U.S. and in Europe. Mr. Whitehead received his Bachelor of Science in Business Management degree from Virginia Polytechnic Institute.

Mr. Jim Martell, age 50 is the former Chief Executive Officer of SmartMail Services, a $200 million company and one of the United States’ leading flat-sized mail and parcel delivery companies in North America. SmartMail was sold to DHL Global Mail in May of 2004. Jim brings over 20 years of experience in transportation and logistics to Segmentz. As President and Chief Executive Officer of SmartMail since 1999, he guided the company toward reaching its strategic objectives of geographic growth and product expansion. Prior to joining SmartMail, Jim served as Chief Executive Officer for the Americas for Union-Transport Service, where his aggressive strategic direction in the areas of logistics, customer service and international operations resulted in a profitable corporate turnaround. A seasoned veteran in the package delivery market, Jim’s background also includes management experience at both Federal Express and United Parcel Service. Jim holds an International Master of Education (Med) from Brock University and a B.S. in Engineering from Michigan Technological University.

AUDIT COMMITTEE

The Audit Committee consists of Mr. Taylor, Mr. Gries, and Mr. Whitehead. The Audit Committee selects the independent auditors; reviews the results and scope of the audit and other services provided by the Company’s independent auditors, and reviews and evaluates the Company’s internal control functions. As an advisory function of the committee, members also participate in financings, review budgets prior to presentation to the Board of Directors and review budgets vs. actual reports. Mr. Taylor is the audit committee chairman. As of March 18, 2004 there are no audit committee members that meet the criteria of “Financial Expert”, however the company is actively working to appoint a “Financial Expert” in the current year.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

Based solely on the Company’s review of copies of forms filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, and written representations from certain reporting persons, the Company believes that during 2004 all reporting persons timely complied with all filing requirements applicable to them.

Section 16(a) of the Securities and Exchange Act of 1934 (the “Exchange Act”) requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission (“SEC”) and any securities exchanges on which the equities of the Company trade, initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company.

Item 10. Executive Compensation

The following table sets forth a summary of the compensation paid for the three fiscal years ended December 31, 2004 to or for the benefit of the Company’s Chief Executive Officer and the Company’s four most highly compensated executive officers whose total annual salary and bonus compensation exceeded $100,000 (the “Named Executive Officers”).

Summary Compensation Table

		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position		Salary		Bonus	Restricted Stock Awards	Number of Options(1)		All Other Compensation
Allan J. Marshall, Chairman and Chief Executive Officer	2004 2003 2002	$ $ $	200,000 150,000 120,000	— — —	— — —	100,000 —	(1)	$12,000 — —
Andrew J. Norstrud Chief Financial Officer	2004		$104,000	— — —	— — —	150,000	(2)	$3,000 — —
Dennis M. McCaffrey Chief Operations Officer	2004 2003 2002	$ $ $	97,000 96,250 75,000	— — —	— — —	100,000 — 100,000	(4) (3)	$7,200 — —

(1)	For previous years at strike price of $1.25 per share
(2)	Strike price of $1.45 per share
(3)	For previous years at a strike price of $1.25 per share
(4)	Strike price of $1.40 per share

DIRECTOR COMPENSATION

The Company’s Board appoints the executive officers to serve at the discretion of the Board. Directors who are also employees receive no compensation for serving on the Board. The Company’s non-employee directors receive options to purchase shares of common stock at the market price on the date they are granted, reimbursement of expenses incurred consequential to their service and additional options at each anniversary of service. In addition beginning in 2005 all non-employee board members will receive $1,500 for attending each meeting and will receive $5,000 for serving as chairman of any committee.

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

In September 2003, the Company entered into an employment agreement with Dennis M. McCaffrey, the Company’s Chief Operations Officer, which terminates December 31, 2006. In addition to auto, health, cellular phone reimbursement, this agreement will provide for an annual base salary of $96,250 and bonus based on certain criteria, subject to board approval.

In July 2004, the Company entered into an employment agreement with Andrew J. Norstrud, the Company’s Chief financial Officer, which terminates July 2009. In addition to auto, health and other reasonable expense reimbursement, this agreement provides for a salary of $125,000 with annual increases in salary and bonuses at the discretion of the Board of Directors. The agreement also provided for 150,000 options at a price of $1.45 per share and vest over a two-year period

In August of 2004, the Company entered into an employment agreement with Mike Welch, the Company’s President, which terminates August 2008. In addition to auto, health and other reasonable expense reimbursement, this agreement provides for a salary of $125,000 with annual increases of $10,000 per year and bonuses based on certain criteria, subject to board approval. The agreement also granted 500,000 options at a price of $1.45 per share and vest over a four-year period.

EXECUTIVE COMPENSATION

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth information concerning the Company’s grant of options to purchase shares of the Company’s common stock and stock appreciation rights (“SARs”) during the fiscal year ended December 31, 2004, to the Company’s Chief Executive Officer and to each of the Company’s executive officers who earned more than $100,000 during the fiscal year ended December 31, 2004:

Name/Position	Granted (#)		Number of Securities Underlying Options/SARs Year	Percent of Total Options/ SARs Granted To Employees In Fiscal ($/Sh)		Exercise Or Base Price		Expiration Date
Allan Marshall, CEO			—	—
Andrew J. Norstrud, CFO	20,000 100,000 150,000	(1) (1)	—	3 14 20	% % %	$ $ $	1.15 1.40 1.45	1/4/2009 1/4/2009 7/12/2009
Dennis McCaffrey, COO	100,000		—	14%			$1.40	9/4/2009

(1)	120,000 options granted for prior year service, prior to being appointed as chief financial officer

STOCK OPTION PLAN

On November 1, 2001, the Company’s majority stockholders approved the 2001 Stock Compensation Plan (“2001 Plan”). The number of shares of common stock which may be issued under the 2001 Plan shall initially be 600,000 shares, which amount may, at the discretion of the Board, be increased from time to time to a number of shares of common stock equal to 5% of the total outstanding shares of common stock, provided that the aggregate number of shares of common stock which may be granted under the 2001 Plan shall not exceed 600,000 shares. The Company may also grant options under the 2001 Plan to attract qualified individuals to become employees and non-employee directors, as well as to ensure the retention of management of any acquired business operations. Under the 2001 Plan, the Company may also grant restricted stock awards. Restricted stock represents shares of common stock issued to eligible participants under the 2001 Plan subject to the satisfaction by the recipient of certain conditions and enumerated in the specific restricted stock grant. Conditions that may be imposed include, but are not limited to, specified periods of employment, attainment of personal performance standards or the Company’s overall financial performance. The granting of restricted stock represents an additional incentive for eligible participants under the 2001 Plan to promote the Company’s development and growth and may be used by management as another means of attracting and retaining qualified individuals to serve as the Company’s employees and directors. Currently, the Company has granted the 600,000 options as provided for in its 2001 Plan.

OPTION EXERCISES AND HOLDINGS

The following table contains information with respect to the exercise of options to purchase shares of common stock during the fiscal year ended December 31, 2004, of the Company’s Chief Executive Officer and to each of the Company’s executive officers who earned more than $100,000 during the fiscal year ended December 31, 2004:

AGGREGATED OPTION/SAR EXERCISED IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION/SAR VALUES

Name/Position	Value of Unexercised In-The-Money Options/SARs At FY-End ($) Unexercised /Exercisable/(#)	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs FY-End (#) Exercisable/ Unexercisable
Allan Marshall CEO	$25,000	—	—	100,000
Andrew J. Norstrud, CFO	$24,500	—	—	270,000
Dennis McCaffrey COO	$35,000	—	—	200,000

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL SHAREHOLDERS

The following table sets forth information known to us, as of the date of this Form 10-KSB filing, relating to the beneficial ownership of shares of common stock by:

•	each person who is known by us to be the beneficial owner of more than 5% of the Company’s outstanding common stock;

•	each director;

•	each executive officer; and

•	all executive officers and directors as a group

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

Name/Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Allan Marshall (1)	3,236,161	11%
Andrew J. Norstrud (2)	308,000	1%
Mike Welch (7)	1,729,857	6%
Dennis M. McCaffrey (3)	300,000	1%
Robert Gries (6)	188,639	*
Barron Partners, LP (4)	4,036,667	13%
Peter Lynch Foundation (8)	2,146,214	7%
Jay Taylor (9)	50,000	*
Jim Martell (10)	150,000	*
Executive Officers and Directors (as a group of 7)	5,962,657	20%

*	Less than one percent
(1)	Mr. Marshall is the Company’s Chairman, Chief Executive Officer and a Director. Includes 100,000 shares underlying common stock purchase warrants exercisable at $1.25 per share, and 8,285 shares of common stock held by Mr. Marshall’s wife Christine Otten. Mr. Marshall disclaims any beneficial interest in the shares owned by his wife Christine Otten.
(2)	Mr. Norstrud is the Company’s Chief Financial Officer. Includes 270,000 shares underlying common stock purchase warrants exercisable from $1.15 to $1.45 per share.
(3)	Mr. McCaffrey is the Company’s Chief Operating Officer and a Director. Includes 200,000 shares underlying common stock purchase warrants exercisable from $1.25 to $1.40 per share.
(4)	Andrew Worden has investment and voting control over the shares of common stock beneficially owned by Barron Partners, LP. Includes 1,150,000 shares underlying common stock purchase warrants exercisable at $1.00 per share until September 22, 2008.

(6)	Mr. Gries is a Director. Includes 50,000 shares underlying common stock purchase warrants exercisable at $1.40 per share until February 11, 2009.
(7)	Mr. Welch is the Company’s President and a Director. Includes 1,694,857 shares underlying common stock purchase warrants exercisable from $1.40 to $1.75 per share.
(8)	Mr. Peter Lynch has investment and voting control over the shares of common stock beneficially owned by the Peter Lynch Foundation. Includes 85,714 shares underlying common stock purchase warrants exercisable at $2.20 per share until April 30, 2009
(9)	Mr. Taylor is a Director. Includes 50,000 shares underlying common stock purchase warrants exercisable at $1.40 per share until February 11, 2009.
(10)	Mr. Martell is a Director. Includes 150,000 shares underlying common stock purchase warrants exercisable at $1.25 per share until January 10, 2010.

SHARES ELIGIBLE FOR FUTURE SALE

Item 12. Certain Relationships and Related Transactions

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

In August of 2004, the Company acquired Express-1, Inc. and agreed to purchase the building located at 429 Post Road, Buchanan, MI 49107 for $850,000 in cash or through the assumption of the current mortgage and cash. The Company also agreed to rent the building on a month-to-month basis, for monthly rental payments of ten thousand ($10,000) dollars on a triple net basis until the purchase is completed. For the year ended December 31, 2004 rent in the amount of approximately $50,000 was paid as rent for the building.

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

PART IV

Item 13. Exhibits List and Reports on Form 8-K

(a) Exhibit List

Exhibit Index

Exhibit Number	Description
10	Stock Purchase Agreement of Temple Trucking, incorporated by reference from 8k filed on 11/29/04, exhibit 10

10.1	Commercial Revolving Note between Segmentz, Inc., and Fifth Third Bank, dated November 17, 2004, incorporated by reference from 8k filed on 11/22/04, exhibit 10.1

10.2	Security Agreement between Segmentz, Inc., and Fifth Third Bank, dated November 17, 2004, incorporated by reference from 8k filed on 11/22/04, exhibit 10.2

10.3	Loan Agreement Addendum between Segmentz, Inc., and Fifth Third Bank, dated November 17, 2004, incorporated by reference from 8k filed on 11/22/04, exhibit 10.3

10.4	Continuing Guaranty between Express 1, Inc., and Fifth Third Bank, dated November 17, 2004, incorporated by reference from 8k filed on 11/22/04, exhibit 10.4

10.5	Security Agreement between Express 1, Inc., and Fifth Third Bank, dated November 17, 2004, incorporated by reference from 8k filed on 11/22/04, exhibit 10.5

10.6	Amendment to Dasher Express, Inc. Agreement, incorporated by reference from 10QSB filed on 11/15/04, exhibit 10.1

10.7	Promissory Note from Segmentz, Inc. to the Payees of Express-1, Inc, incorporated by reference from 8k/A filed on 11/01/04, exhibit 10.3

10.8	Employment Agreement by and between Mike Welch and Segmentz, Inc. dated August 31, 2004, incorporated by reference from 8k filed on 9/08/04, exhibit 2.1

10.9	Stock Purchase Agreement dated August 11, 2004, incorporated by reference from 8k filed on 8/13/04, exhibit 10.1

14	Executive Management Code of Ethics

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

99.1	Press release dated January 27, 2005, incorporated by reference from 8k filed on 1/28/05, exhibit 99.1

99.2	Press release dated January 11, 2005, incorporated by reference from 8k filed on 1/11/05, exhibit 99.1

99.3	Paul Temple Employment Agreement, incorporated by reference from 8k filed on 11/29/04, exhibit 99.1

99.4	Press release on November 29, 2004, incorporated by reference from 8k filed on 11/29/04, exhibit 99.2

99.5	Press release dated November 22, 2004, incorporated by reference from 8k filed on 11/22/04, exhibit 99.1

99.6	Express-1 Inc. Audited financial statements for the six-months ended June 30, 2004 and for the year ended December 31, 2003, incorporated by reference from 8k/A filed on 11/01/04, exhibit 99.1

99.7	Express-1 Inc. Unaudited financial statements for the six-months ended June 30, 2004 and 2003, incorporated by reference from 8k/A filed on 11/01/04, exhibit 99.2

99.8	Mike Welch Employment Agreement and Amendment, incorporated by reference from 8k/A filed on 11/01/04, exhibit 99.4

99.9	Jim Welch Employment Agreement and Amendment, incorporated by reference from 8k/A filed on 11/01/04, exhibit 99.5

99.11	John Welch Employment Agreement, incorporated by reference from 8k/A filed on 11/01/04, exhibit 99.6

99.12	Keith Avery Employment Agreement and Amendment, incorporated by reference from 8k/A filed on 11/01/04, exhibit 99.7

(b) Reports on Form 8-K:

The Company filed four reports on Form 8-K related to activities during the fiscal quarter ended December 31, 2004:

Date of Report	Items Reported
October 22, 2004	COMPLETION OF ACQUISITION OR DISPOSITION OF ASSETS - Express-1, Inc.

November 1, 2004	DEPARTURE OF DIRECTOR OR PRINCIPAL OFFICER - David Hare

November 11, 2004	CREATION OF A DIRECT FINANCIAL OBLIGATION - Line of Credit with Fifth Third Bank

November 29, 2004	COMPLETION OF ACQUISITION OR DISPOSITION OF ASSETS - Assets Acquired from Temple Trucking Inc.

Item 14. Principal Accountants Fees and Services

Audit Fees

During 2004, we were billed by our accountants, Pender Newkirk & Company, approximately $120,000 for audit and review fees, all of these fees were pre-approved by the audit committee. During 2003, we were billed by Pender Newkirk & Company, approximately $ 69,000 for audit and review fees associated with our 10-QSB and 10-KSB filings; all of these fees were pre-approved by the audit committee.

Audit Related Fees

None

Tax Fees

During 2004 and 2003 we were billed approximately $24,000 and $6,000, respectively, by our accountants, Pender Newkirk & Company to prepare our federal and state tax returns; all fees were pre-approved by the audit committee.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida, on March 30, 2005.

SEGMENTZ, INC.

BY:	/S/ ALLAN J. MARSHALL
Allan J. Marshall
(Chairman of the Board of Directors and Chief Executive Officer)

BY:	/s/ Andrew J. Norstrud
Andrew J. Norstrud
(Chief Financial Officer)

BY:	/s/ Mike Welch
Mike Welch
(President)

BY:	/S/ DENNIS M. MCCAFFREY
Dennis M. McCaffrey
(Chief Operating Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-KSB has been signed by the following persons in the capacities indicated:

SIGNATURE	TITLE	DATE

/S/ ALLAN J. MARSHALL Allan J. Marshall	Chairman of the Board of Directors and Chief Executive Officer	March 30, 2005

/s/ Mike Welch Mike Welch	President and Director	March 30, 2005

/S/ DENNIS M. MCCAFFREY Dennis M. McCaffrey	Chief Operations Officer and Director	March 30, 2005

/s/ Calvin R. Whitehead Calvin R. Whitehead	Director	March 30, 2005

/S/ ROBERT GRIES Robert Gries	Director	March 30, 2005

/S/ JAY TAYLOR Jay Taylor	Director	March 30, 2005

/s/ Jim Martell Jim Martell	Director	March 30, 2005

Exhibit Index

Exhibit Index

Exhibit Number	Description
14	Executive Management Code of Ethics

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)