Form 10QSB
period 2005-03-31
SEGMENTZ INC
filed 2005-05-12
CIK 1166003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

The Registrant has 26,730,034 shares of its common stock issued and outstanding as of May 11, 2005

The Registrant has no shares of its preferred stock issued or outstanding as of May 11, 2005

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Financial Statements

Segmentz, Inc.

Three Months Ended March 31, 2005 and 2004 (Unaudited)

Segmentz, Inc.

Financial Statements

Three Months Ended March 31, 2005 and 2004 (Unaudited)

Contents

Financial Statements:

Segmentz, Inc.

Balance Sheet

March 31, 2005 (Unaudited)

Assets
Current assets:
Cash and cash equivalents	$271,000
Accounts receivable, net of allowance of approximately $550,000	4,919,000
Prepaid expenses	578,000
Other current assets	788,000

Total current assets	6,556,000

Property and equipment, net of accumulated depreciation	2,684,000
Long-lived assets to be disposed of by sale	400,000
Goodwill	1,759,000
Identified intangible assets	4,917,000
Loans and advances	102,000
Other long term assets	1,922,000

$18,340,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,611,000
Accrued salaries and wages	412,000
Accrued expenses, other	1,110,000
Line of credit	1,386,000
Short-term portion of notes payable and capital leases	411,000
Other current liabilities	102,000

Total current liabilities	5,032,000

Long-term liabilities:
Notes payable and capital leases, less current portion	533,000
Other long-term liabilities	57,000

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; no shares issued or outstanding
Common stock, $.001 par value; 40,000,000 shares authorized; 26,730,034 shares issued and outstanding	27,000
Additional paid-in capital	20,471,000
Accumulated deficit	(7,780,000)

Total stockholders’ equity	12,718,000

$18,340,000

The accompanying notes are an integral part of the financial statements.

Segmentz, Inc.

Statements of Operations (Unaudited)

	Three-months Ended March 31,
	2005	2004
Revenues:
Operating revenue	$10,349,000	$6,621,000

Total revenue	10,349,000	6,621,000

Expenses:
Operating expenses	8,378,000	5,471,000

Gross profit	1,971,000	1,150,000

Sales, general and administrative expenses	3,009,000	1,703,000
Restructuring, exit and consolidation expenses	3,583,000

Total sales, general and administrative expenses	6,592,000	1,703,000

Other expense	5,000
Interest expense, net	24,000	71,000

Loss before taxes	(4,650,000)	(624,000)
Income tax provision (benefit)		(220,000)

Net loss	$(4,650,000)	$(404,000)

Basic loss per share of common stock	$(.17)	$(.02)

Weighted average common stock outstanding	26,705,309	18,926,748

Net loss per share of common stock	$(.17)	$(.02)

Weighted average diluted common stock outstanding	26,705,309	18,926,748

The accompanying notes are an integral part of the financial statements.

Segmentz, Inc.

Statement of Changes in Stockholders’ Equity

Three Months Ended March 31, 2005 (Unaudited)

	Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2004	26,727,034	$27,000	$20,405,000	$(3,130,000)	$17,302,000
Repayment of note receivable	(22,000)		(28,000)		(28,000)
Issuance of stock compensation and warrants			66,000		66,000
Issuance of common stock, ESOP	25,000		28,000		28,000
Net loss through March 31, 2005				(4,650,000)	(4,650,000)

Balance, March 31, 2005	26,730,034	$27,000	$20,471,000	$(7,780,000)	$12,718,000

The accompanying notes are an integral part of the financial statements.

Segmentz, Inc.

Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2005	2004
Operating activities
Net loss	$(4,650,000)	$(404,000)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for doubtful accounts receivable	129,000	(26,000)
Depreciation and amortization	447,000	239,000
Non-cash impairment of intangible assets	3,303,000	—
Non-cash expenses related to issuance of stock and warrants	52,000	17,000
Changes in:
Accounts and other trade receivables	2,149,000	(40,000)
Other current assets	—	(197,000)
Prepaid expenses and other assets	452,000	(395,000)
Other receivables	(243,000)	—
Accounts payable	(470,000)	(735,000)
Accrued expenses	(110,000)	204,000
Accrued salaries and wages	(232,000)	159,000
Other liabilities	(28,000)	(22,000)

Total adjustments	5,449,000	(796,000)

Net cash provided by (used in) operating activities	799,000	(1,200,000)

Investing activities
Purchases of equipment	(31,000)	(256,000)
Payment on acquisition earn-out	(1,460,000)	—
Deposit on equipment purchase	—	(146,000)
Loans, advances, and other receivables	1,000	2,000

Net cash used in investing activities	(1,490,000)	(400,000)

Financing activities
Net obligations under factoring arrangements	—	(1,033,000)
Proceeds from line of credit, net	203,000	637,000
Proceeds from issuance of debt and capital leases	—	100,000
Payment on debt and capital leases	(95,000)	(540,000)
Proceeds from issuance of equity, net	—	1,960,000

Net cash provided by financing activities	108,000	1,124,000

Net decrease in cash	(583,000)	(476,000)

Cash, beginning of period	854,000	2,029,000

Cash, end of period	$271,000	$1,553,000

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during the period for interest	$22,000	$56,000

The accompanying notes are an integral part of the financial statements.

Segmentz, Inc.

Notes to Financial Statements

Three Months Ended March 31, 2005 and 2004 (Unaudited)

1. Significant Accounting Principles

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the financial position at March 31, 2005, (b) the results of operations for the three month periods ended March 31, 2005 and 2004, and (c) cash flows for the three month periods ended March 31, 2005 and 2004, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2004. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of those to be expected for the entire year.

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

Segmentz, Inc.

Notes to Financial Statements

Three Months Ended March 31, 2005 and 2004 (Unaudited)

1. Significant Accounting Principles -continued

Stock-Based Compensation

For the three-months ended March 31, 2005 and 2004:

	2005	2004
Net loss applicable to common stockholders:

As reported	$(4,650,000)	$(404,000)
Total stock-based employee compensation expense included in reported net income applicable to common stockholder, net of tax	—	—
Total stock-based employee compensation determined under fair value based method, net of related tax effects	(31,000)	(134,000)

Pro forma:
Net loss applicable to common stockholders	$(4,681,000)	$(538,000)
Loss per share:

Basic – as reported	$(0.17)	$(0.02)
Basic – pro forma	$(0.18)	$(0.03)
Diluted loss per share:

Diluted – as reported	$(0.17)	$(0.02)
Diluted – pro forma	$(0.18)	$(0.03)
Weighted average fair value of options granted	$0.00	$0.42

The preceding pro forma results were calculated using the Black-Scholes option pricing model. The following assumptions were used; (1) risk-free interest rate of 2.80%, (2) no dividend yield, (3) expected lives of between 4.0 and 5.0 years, (4) volatility of 35% to 85%. Results may vary depending on the assumptions applied within the model. Compensation expense recognized in providing pro forma disclosures may not be representative of the effects on net income for future years.

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

Segmentz, Inc.

Notes to Financial Statements

Three Months Ended March 31, 2005 and 2004 (Unaudited)

1. Significant Accounting Principles -continued

Income Taxes

Taxes on income are provided in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax bases of particular assets and liabilities and the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the enactment date. A valuation allowance is provided to offset the net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. There is an allowance recorded as of March 31, 2005 of approximately $1,700,000 on deferred tax assets.

Earnings Per Share

Earnings per common share are computed in accordance with SFAS No. 128, “Earnings Per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. The weighted average number of shares was 26,705,309 and 18,926,748 for the three months period ended March 31, 2005 and 2004, respectively. The diluted weighted average number of shares was 26,714,504 and 22,466,886 for the three months period ended March 31, 2005 and 2004, respectively.

Common stock equivalents in the three month periods ended March 31, 2005 and 2004 were anti-dilutive due to the net losses sustained by the Company during these periods. Therefore, the diluted weighted average common shares outstanding in these periods are the same as the basic weighted average common shares outstanding.

2. Obligations Due Under Factoring Arrangement

As of January 31, 2004 the Company terminated the factoring agreement and the obligation due under the factoring arrangement was fully satisfied.

Segmentz, Inc.

Notes to Financial Statements

Three Months Ended March 31, 2005 and 2004 (Unaudited)

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

4. Line of Credit

In November 2004, Segmentz entered into agreements with Fifth Third Bank, a Michigan banking corporation, under which Fifth Third Bank extended an asset-based line of credit to Segmentz. Under the Loan Documents, Segmentz may draw down under the line of credit the lesser of $3,500,000 or 80% of the eligible accounts receivable of Segmentz and its wholly owned subsidiary Express-1, Inc. All obligations of Segmentz under the agreements are secured by the accounts receivable of Segmentz. Express-1, Inc. entered into agreements providing for a guaranty of the obligations of Segmentz under the Loan Documents, which the guaranty is secured by the accounts receivable of Express-1, Inc. All advances under the Loan Documents are subject to interest at the rate of the one-month LIBOR plus 2.0%, payable monthly. The maturity date of the loan is July 1, 2005. The Company’s line of credit contains various covenants pertaining to the maintenance of certain financial ratios. As of March 31, 2005, the Company did not meet one of the required ratios. It is management’s belief that it is highly unlikely the bank may demand payment, foreclose its security interest or lien against the Company’s accounts without notice, or exercise other rights or remedies as provided under the note or other loan documents. As of March 31, 2005 the interest rate was approximately 4.4% and there was approximately $1,900,000 available under this credit facility.

Segmentz, Inc.

Notes to Financial Statements

Three Months Ended March 31, 2005 and 2004 (Unaudited)

5. Restructuring, Exit and Consolidation Expenses

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

Based on the three-month period ended March 31, 2005, the board implemented phase-two of the restructuring plan, which includes the elimination of all non-expediting services and the elimination of excess overhead costs. As a result we incurred approximately $3,303,000 of non-cash impairment of assets and approximately $280,000 of accruals and increases in the allowance for doubtful accounts for the period ended March 31, 2005. Management estimates additional restructuring costs of approximately $400,000 of total employee payments and approximately $150,000 of adverse lease accruals, which will be expensed during the remainder of the year ended December 31, 2005.

For the three month period ended March 31, 2005, restructuring accruals changed as follows:

December 31, 2004, adverse lease accruals:	$200,000
Additions to adverse lease accruals	—
Lease payments	70,000

March 31, 2005, adverse lease accruals	$130,000

The lease obligations for the closed facilities are approximately $700,000 over the next four years. At March 31, 2005, two of the facilities were subleased and the Company is continuing to search for a sublease tenant for the third facility.

6. Acquisitions

The following unaudited pro forma information is presented as if the purchase of the stock of Express-1, Bullet and Dasher had occurred on January 1, 2004:

Three Months ended March 31, 2004
Total revenues	$11,694,000
Net loss applicable to common stock	$(110,000)
Loss per share:
Basic	$(.01)
Diluted	$(.01)

Earnings (loss) per share is calculated based on approximately 3,500,000 additional shares being outstanding as of January 1, 2004 to account for the shares issued to raise capital to pay the initial purchase price of Express-1, Inc.

7. Subsequent Events

Since March 31, 2005, the Company accepted an offer of approximately $428,000 for the facility in Lexington, Kentucky and expects to close on the sale of the facility in June 2005. The net proceeds from the sale are expected to be approximately $400,000. The Company has recorded an impairment of $50,000 on the facility as of March 31, 2005.

Since March 31, 2005, the Company has closed on the purchase of the Buchanan facility. The purchase price is approximately $870,000. The Company has secured a mortgage on the property of approximately $680,000. The amortization of the loan is ten years; however there is a balloon payment due after the fifth year for the remaining amount of the note. The interest rate is fixed at approximately 6.00%.

Since March 31, 2005, the board implemented phase-two of the restructuring plan, which includes the elimination of all non-expediting services and the elimination of excess overhead costs. As a result we incurred approximately $3,303,000 of non-cash impairment of assets and approximately $280,000 of accruals and increases in the allowance for doubtful accounts for the period ended March 31, 2005. Management estimates additional restructuring costs of approximately $400,000 of total employee payments and approximately $150,000 of adverse lease accruals, which will be expensed during the remainder of the year ended December 31, 2005.

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

General

Segmentz provides transportation and logistics services to over 1,000 active customers, specializing in time definite transportation and offers a variety of exclusive use vehicles, providing reliable same day or overnight service to customers throughout the United States and Canada. Services include expedited transportation, capacity management, aircraft charters, dedicated delivery and warehouse management. The Company offers an ISO 9001:2000 certified, twenty-four hour, seven day a week call center allowing the customer immediate communication and status of time sensitive shipments in transit. The Company also provides the customer remote order entry capability, shipment tracking, on-line proof of delivery, billing status and performance reports. The Company is dedicated to providing premium services that are customized to meet its client’s individual needs and flexible enough to cope with an ever-changing business environment. Segmentz, Inc. is publicly traded on the American Stock Exchange under the symbol SZI.

The Company has undertaken several major initiatives designed to enhance our operating flexibility, upgrade and standardize our business processes, improve our customer service and increase our profitability. Most of these initiatives began in the fourth quarter of 2004 and management does not expect these initiatives to yield significant benefits until the second half of the year ending December 31, 2005. In addition, the Company significantly expanded the use of independent contract drivers in our transformation to an asset-light business model.

The Segmentz acquisition strategy focuses on integrating transportation and logistics businesses that will enhance service offerings within our current market areas as well as extend our network to targeted locations in the Midwestern and Southeastern United States. Future acquisitions will primarily focus on enhancing our expediting delivery network. The Company selects acquisition targets based upon their ability to demonstrate: (i) consistent profitability; (ii) history of service level delivery and brand identity; (iii) regional or service niche and position that is accretive to our current footprint and overlaps or enhances our current service offerings; and (iv) creates maximum capacity to stabilize a platform that will support continued enterprise revenue growth and profitability. Through March 31, 2005, Segmentz has completed the acquisition of five logistics and transportation providers. The acquisition companies are as follow: Temple Trucking Services, Inc. (“Temple”) on November 29, 2004, Express-1 Inc., (“Express-1”) on August 1, 2004, Dasher Express, Inc., (“Dasher”) on December 31, 2003, certain assets of Frontline Freight (“Frontline”) on January 8, 2004, and Bullet Freight Systems, (“Bullet”) on October 1, 2003.

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

There are a variety of risks associated with the Company’s ability to achieve strategic objectives, including the ability to acquire and profitably manage additional businesses, current reliance on key customers, the risks inherent in expanding, and the intense competition in the industry for customers and for the acquisition of additional businesses. For a more detailed discussion of these risks, see the form 10KSB for the year ended December 31, 2004 the section entitled “Risks Particular to The Company’s Business.”

Results of Operations

Revenues increased approximately $3,728,000, or 56%, to approximately $10,349,000 for the three months period ended March 31, 2005, as compared to approximately $6,621,000 for the three months period ended March 31, 2004. The increases in revenue primarily relate to the acquisitions and the general increases resulting from marketing efforts and brand awareness. The increase was significantly decreased by the restructuring plan implemented in the fourth quarter of 2004 and the slightly lower than expected growth in the industry.

Operating expenses, which consist primarily of payment for trucking services provided by both partners and independent contractors, fuel, insurance, cross dock facilities, equipment costs and payroll expenses increased by approximately $2,907,000, or 53%, to approximately $8,378,000 for the three months period ended March 31, 2005, as compared to approximately $5,471,000 for the three months period ended March 31, 2004. As a percentage of revenues, operating expenses amounted to approximately 81% of related revenues for the period ended March 31, 2005, as compared with approximately 83% for the period ended March 31, 2004. Increased operating expenses for the first quarter result primarily from (i) the recent acquisitions, (ii) slightly lower sales volumes than expected, (iii) changes in independent contractor pay, and (iv) a significant increase in depreciation and amortization related to the recent acquisitions. The Company anticipates continuing to integrate, consolidate and eliminate redundant expenses in 2005 and will continue its efforts to transform a significant portion of its fleet to an owner operator model, reduce fixed payroll and reduce equipment costs as the fleet is transformed.

General and administrative expense increased by approximately $4,889,000 or 287% to approximately $6,592,000 for the period ended March 31, 2005 as compared to approximately $1,703,000 for the period ended March 31, 2004. The increase of general and administrative expenses resulted primarily from (i) the additional restructuring, exit and consolidation costs of approximately $3,583,000 recognized in the first quarter, (ii) the recent acquisitions, (iii) expansion of technology, equipment, personnel and infrastructure, (iv) expenses directly related to integration of acquisitions, (v) additional sales, marketing and branding efforts, and (vi) expenses related to prospective acquisitions. The Company had anticipated these increases in general and administrative costs in connection with acquisitions and internally generated growth and believes it will be able to reduce expenses to historical percentage levels as acquisitions are completed, integrated and synergies are capitalized upon. The Company is in the process of consolidating the administrative functions and expects this to continue throughout the year.

The Company realized a loss from continuing operations before provisions for income taxes of approximately $4,650,000 for the period ended March 31, 2005, compared with losses from continuing operations before provisions for income taxes of approximately $624,000 for the period ended March 31, 2004.

There was no tax benefit recorded for the three months period ended March 31, 2005 compared to a benefit of approximately $220,000 for the three months period ended March 31, 2004. There was no tax benefit recorded as the Company fully reserved for any newly created tax assets. Differences between the effective tax rate used for 2005 and 2004, as compared to the U.S. federal statutory rate, are primarily due to permanent differences and adjustments to the deferred tax asset valuation allowance.

Basic loss per share from continuing operations for the period ended March 31, 2005 was $.17, compared with basic loss of $.02 for the period ended March 31, 2004. Diluted loss per share from continuing operations for the period ended March 31, 2005 was $.17, compared with diluted loss per share of $.02 for the period ended March 31, 2004.

For the pro-forma three months period ended March 31, 2005 compared to the pro-forma three months ended March 31, 2004

The following unaudited and unreviewed pro forma information is presented as if the purchase of the stock of Express-1, Bullet and Dasher had occurred on January 1, 2004.

On a pro-forma basis revenues decreased approximately $1,345,000, or 12%, to approximately $10,349,000 for the three months period ended March 31, 2005, as compared to pro-forma revenue of approximately $11,694,000 for the three months period ended March 31, 2004. The decrease in revenue primarily relates to the restructuring plan that was implemented by management in the fourth quarter of 2004 and slightly lower than expected industry sales volume. There was an increase in total sales handled in the Buchanan facility of approximately 34% during the three months period ended March 31, 2005 as compared to the same period in 2004.

The Company realized a loss of approximately $4,650,000 for the three months period ended March 31, 2005, compared with a pro-forma loss of approximately $110,000 for the three months period ended March 31, 2004. The increase in loss of approximately $4,540,000 resulted primarily from (i) the additional restructuring, exit and consolidation costs of approximately $3,583,000, (ii) costs related to the elimination of some unprofitable terminals, (iii) costs related to the consolidation of operations and call center functions, (iv) decrease in margin related to increases in independent contractor rates, (v) amortization of intangible assets and (vi) expenses related to prospective acquisitions.

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

Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers and wide range of industries and locations served. No customer comprised more than ten percent of the March 31, 2005 or December 31, 2004 customer accounts receivable balance.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customers’ payment history and the customer’s current ability to pay its obligation. Based on managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $550,000 is considered necessary as of March 31, 2005. Although management believes that account receivables are recorded at their net realizable value, a 10% decline in historical collection rate would increase the current bad debt expense for the three months period ended March 31, 2005 by approximately $25,000. We do not accrue interest on past due receivables.

Contingent Liabilities

The Company is party to a number of legal actions, which are not material to operations pursuant to Item 301 of Regulation S-B.

EBITDA

EBITDA for the three months ended March 31, 2005 was approximately $(596,000) compared to approximately $(314,000) in the comparable period of the prior year. The Company defines EBITDA as earnings before interest, taxes, depreciation and amortization costs. The Company also excludes the cumulative effect of a change in accounting principle, discontinued operations, and the impact of restructuring and other charges from the computation. The Company believes EBITDA is a useful measure of operating performance before the impact of investing and financing transactions, making comparisons between companies’ earnings power more meaningful and providing consistent comparisons of the Company’s performance. In order to provide consistent comparisons of year-over-year EBITDA, the following reconciliation is provided.

	Three months ended March 31,
	2005	2004
Net loss as reported	$(4,650,000)	$(404,000)
Income tax (benefit) provision		(220,000)
Interest expense	24,000	71,000
Restructuring, exit and consolidation expenses	3,583,000
Depreciation and amortization	447,000	239,000

EBITDA	$(596,000)	$(314,000)

SELECTED FINANCIAL DATA

For the three months period ended March 31, 2005:

	Bullet and Temple	Express-1 and Dasher	Dedicated	Other	Corporate	As Reported
Operating revenues	$2,133,000	$6,907,000	$1,064,000	$245,000	$—	$10,349,000

Operating expenses	1,755,000	5,085,000	1,019,000	519,000	—	8,378,000
Sales, general and administrative expenses	604,000	1,640,000	124,000	86,000	4,138,000	6,592,000
Other expenses	—	—	—	—	29,000	29,000

Total expenses	2,359,000	6,725,000	1,143,000	605,000	4,167,000	14,999,000

Net income (loss) before tax provision (benefit)	$(226,000)	$182,000	$(79,000)	$(360,000)	$(4,167,000)	$(4,650,000)

Restructuring expenses	—	—	—	—	$3,583,000	$3,583,000
Depreciation and amortization	$75,000	$193,000	$111,000	—	$68,000	$447,000
Interest expense, net	—	—	—	—	$24,000	$24,000

The selected data represents “reporting units” within the Company and are primarily allocated based on acquisitions, which is the basis for their respective earn-out provisions. Dedicated represents the dedicated contract in Evansville, Indiana and Other represents services or location revenue and expenses that has primarily been eliminated based on the restructuring plan implemented in the fourth quarter of 2004. Neither Dedicated nor Other met the quantitative criteria in 2004 or 2005 required for segment reporting.

USE OF GAAP AND NON-GAAP MEASURES

In addition to results presented in accordance with generally accepted accounting principles (“GAAP”), the Company has included in this report earnings “EBITDA” with EBITDA being defined by the Company as earnings before interest, taxes, depreciation and amortization. The Company also excludes the cumulative effect of a change in accounting principle, discontinued operations, and the impact of restructuring and other charges from the computation of EBITDA. The Company also included some selected financial data related to the various acquisitions. For each non-GAAP financial measure, the Company has presented the most directly comparable GAAP financial measure and has reconciled the non-GAAP financial measure with such comparable GAAP financial measure.

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

Liquidity and Capital Resources

As of March 31, 2005 the Company has approximately $1,524,000 of working capital and has cash and cash equivalents of approximately $271,000, compared with approximately $854,000 of cash and cash equivalents at December 31, 2004.

During the three months period ended March 31, 2005 cash has decreased by approximately $583,000. During the three months period ended March 31, 2005 there were significant payments related to previous acquisitions of approximately $1,460,000 and significant operational losses which was primarily off-set by: (i) the net increase of approximately $108,000 in debt; (ii) the significant decrease in the accounts receivable from the fourth quarter restructuring of approximately $2,149,000; and (iii) the $3,303,000 of non-cash impairments recorded during the period. While the Company continues to experience rapid revenue growth, management expects to have negative cash flow from operations as the Company operationally funds the growth of accounts receivable. In addition, independent contractors are typically paid within two weeks of providing the service, which will also significantly impact our cash flow as we continue to grow our independent contractor fleet. The Company will fund this growth primarily through operations and the line of credit.

To ensure that the Company has adequate near-term liquidity, Segmentz entered into agreements (the “Loan Documents”) with Fifth Third Bank, a Michigan banking corporation, under which Fifth Third Bank extended an asset-based line of credit to Segmentz. Under the Loan Documents, Segmentz may draw down under the line of credit the lesser of $3,500,000 or 80% of the eligible accounts receivable of Segmentz and its wholly-owned subsidiary Express-1, Inc. All obligations of Segmentz under the agreements are secured by the accounts receivable of Segmentz. Express-1, Inc. entered into agreements providing for a guaranty of the obligations of Segmentz under the Loan Documents, which guaranty is secured by the accounts receivable of Express-1, Inc. All advances under the Loan Documents are subject to interest at the rate of the one-month LIBOR plus 2.0%, payable monthly. The maturity date of the loan is July 1, 2005. The Company’s line of credit contains various covenants pertaining to the maintenance of certain financial ratios. As of March 31, 2005, the Company did not meet one of the required ratios. Although it is management’s belief that it is highly unlikely the bank may demand payment, foreclose its security interest or lien against the Company’s accounts without notice, or exercise other rights or remedies as provided under the note or other loan documents. As of March 31, 2005 there was approximately $1,900,000 available under this credit facility.

The Company may receive proceeds in the future from the exercise of warrants and options outstanding as of March 31, 2005 in accordance with the following schedule:

	Approximate Number of Shares	Approximate Proceeds
Options outstanding under the Company’s Stock Option Plan	600,000	$790,000
Non-Plan Options and warrants	4,728,000	8,006,000
Warrants	7,925,000	11,872,000

Total	13,253,000	$20,668,000

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

Our strategy is to continue to expand through acquisitions and internal development. We intend to seek, on a selective basis, acquisition of businesses that have product lines or services which complement and expand our existing services and product lines, and provide us with strategic distribution locations or attractive customer bases. Our ability to implement our growth will depend on a number of factors, which may be beyond our control. Successful deployment of this strategy will be dependent on our ability to identify, consummate and assimilate such acquisitions on desirable economic terms. There can be no assurance that we will be successful in implementing our growth strategy. Our ability to implement our growth strategy will also be dependent upon obtaining adequate financing. We may not be able to obtain financing on favorable terms.

Below is a table of the possible contingent consideration that the Company could pay over the next five years if certain criteria that is related to the acquired entities is obtained:

Year Ending December 31,	Possible Payments*
2005	$267,000
2006	$1,977,000
2007	$2,226,000
2008	$2,210,000

Total	$6,680,000

*	Payments are listed in the year they become due and some portions of the payments can be paid in cash or stock

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

Item 3. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Segmentz, Inc., including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

(b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in various civil actions as part of its normal course of business. The Company is not party to any litigation that is material to ongoing operations as defined in Item 301 of Regulation S-B as of the period ended March 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months period ended March 31, 2005 there were no common or preferred shares sold.

Item 3. Defaults upon Senior Securities.

The Company’s line of credit contains various covenants pertaining to the maintenance of certain financial ratios. As of March 31, 2005, the Company did not meet one of the required ratios.

Item 4. Submission of Matters to a Vote of Security Holders.

No items have been submitted to Security Holders to be voted upon during the period ended March 31, 2005, however the following has been submitted subsequent to the period ended March 31, 2005.

(1)	To elect a board of seven directors, each to serve a one-year term;

(2)	To ratify the appointment of Pender Newkirk & Company as independent auditors for the Company for the year ending December 31, 2005;

(3)	To approve and ratify an amendment and restatement to our Certificate of Incorporation increasing our authorized shares of common stock, par value $0.001 per share (“Common Stock”), from 40,000,000 shares to 100,000,000 shares, and eliminating certain other provisions; and

(4)	To approve and ratify an amendment to our 2001 Stock Option Plan increasing the number of shares of our Common Stock reserved for issuance thereunder from 600,000 shares to 5,600,000 shares.

Item 5. Other Information.

The Company has no other information to report for the period ended March 31, 2005.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibit list

31.1 Certification of the President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2 Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Segmentz, Inc.

Date: May 11, 2005	/s/ Andrew J. Norstrud
Chief Financial Officer

/s/ Jennifer Dorris
Chairman of Audit Committee

/s/ Mike Welch
President