Form 10QSB
period 2005-06-30
SEGMENTZ INC
filed 2005-08-15
CIK 1166003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number: 000-49606

Segmentz, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	03-0450326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification no.)

429 Post Road

P.O. Box 210

Buchanan, MI 49107

former address

18302 Highwood, Preserve Parkway

Suite 100

Tampa, Florida 33647

(Address of principal executive offices, including zip code)

(269) 695-4920

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

The Registrant has 27,465,034 shares of its common stock issued and outstanding as of August 10, 2005

The Registrant has no shares of its preferred stock issued or outstanding as of August 10, 2005

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Financial Statements

Segmentz, Inc.

Three Months and Six Months Ended June 30, 2005 and 2004 (Unaudited)

Segmentz, Inc.

Financial Statements

Three Months and Six Months Ended June 30, 2005 and 2004 (Unaudited)

Segmentz, Inc.

Balance Sheet

June 30, 2005 (Unaudited)

Assets
Current assets:
Cash and cash equivalents	$708,000
Accounts receivable, net of allowance of $578,000	5,160,000
Prepaid expenses	247,000
Other current assets	915,000

Total current assets	7,030,000

Property and equipment, net of accumulated depreciation	2,845,000
Long-lived assets to be disposed of by sale	340,000
Goodwill	1,759,000
Identified intangible assets	4,848,000
Loans and advances	101,000
Other long term assets	1,942,000

$18,865,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,490,000
Accrued salaries and wages	583,000
Accrued expenses, other	1,413,000
Line of credit	2,307,000
Short-term portion of long-term debt	436,000
Other current liabilities	28,000

Total current liabilities	6,257,000

Notes payable and capital leases	904,000
Liabilities to be assumed by sale	140,000
Other long-term liabilities	57,000

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares no shares issued or outstanding
Common stock, $.001 par value; 100,000,000 shares authorized; 26,730,034 shares issued and outstanding	27,000
Additional paid-in capital	20,471,000
Accumulated deficit	(8,991,000)

Total stockholders’ equity	11,507,000

$18,865,000

The accompanying notes are an integral part of the financial statements.

Segmentz, Inc.

Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenues:
Operating revenue	$10,290,000	$7,568,000	$20,639,000	$14,189,000

	10,290,000	7,568,000	20,639,000	14,189,000

Expenses:
Operating expenses	8,057,000	6,219,000	16,435,000	11,690,000

Gross profit	2,233,000	1,349,000	4,204,000	2,499,000

Sales, general and administrative expenses	2,903,000	1,947,000	5,912,000	3,650,000
Restructuring, exit and consolidation expense	375,000		3,958,000

Total sales, general and administrative expense	3,278,000	1,947,000	9,870,000	3,650,000

Other expense	114,000		119,000
Interest expense	52,000	11,000	76,000	82,000

	3,444,000	1,958,000	10,065,000	3,732,000

Loss before tax benefit	(1,211,000)	(609,000)	(5,861,000)	(1,233,000)

Income tax benefit provision		(215,000)		(435,000)

Net loss	$(1,211,000)	$(394,000)	$(5,861,000)	$(798,000)

Basic loss per common share	$(.05)	$(.02)	$(.22)	$(.04)

Basic weighted average common shares outstanding	26,730,034	23,960,827	26,717,672	21,443,788

Diluted loss per common share	$(.05)	$(.02)	$(.22)	$(.04)

Diluted weighted average common shares outstanding	26,730,034	23,960,827	26,717,672	21,443,788

The accompanying notes are an integral part of the financial statements.

Segmentz, Inc.

Statement of Changes in Stockholders’ Equity

Six Months Ended June 30, 2005 (Unaudited)

	Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2004	26,727,034	$27,000	$20,405,000	$(3,130,000)	$17,302,000
Repayment of note receivable	(22,000)		(28,000)		(28,000)
Issuance of stock compensation and warrants			66,000		66,000
Issuance of common stock, ESOP	25,000		28,000		28,000
Net loss through June 30, 2005				(5,861,000)	(5,861,000)

Balance, June 30, 2005	26,730,034	$27,000	$20,471,000	$(8,991,000)	$11,507,000

The accompanying notes are an integral part of the financial statements.

Segmentz, Inc.

Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2005	2004
Operating activities
Net loss	$(5,861,000)	$(798,000)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for doubtful accounts receivable	138,000	(79,000)
Depreciation and amortization	861,000	529,000
Non-cash impairment of assets	3,303,000	—
Unrealized loss on market value of trading stock	88,000	—
Loss on sale of asset	12,000	—
Non-cash expenses related to issuance of stock and warrants	67,000	32,000
Changes in:
Accounts and other trade receivables	1,899,000	(499,000)
Other current assets	(215,000)	(412,000)
Prepaid expenses	768,000	(272,000)
Other assets	(274,000)	(54,000)
Accounts payable	(591,000)	(741,000)
Accrued expenses	193,000	180,000
Accrued salaries and wages	(61,000)	90,000
Other liabilities	(102,000)	(30,000)

Total adjustments	6,086,000	(1,256,000)

Net cash provided by (used in) operating activities	225,000	(2,054,000)

Investing activities
Purchases of property and equipment	(220,000)	(319,000)
Proceeds from the sale of assets	481,000	—
Payment on acquisition earn-out	(1,519,000)	—
Deposit on equipment purchase	—	(146,000)
Loans, advances, and other receivables	2,000	5,000

Net cash used in investing activities	(1,256,000)	(460,000)

Financing activities
Net obligations under factoring arrangements	—	(1,033,000)
Proceeds from issuance of debt and capital leases	—	100,000
Payment on debt and capital leases	(239,000)	(753,000)
Proceeds from line of credit, net	1,124,000	—
Proceeds from issuance of equity, net	—	11,411,000

Net cash provided by financing activities	885,000	9,725,000

Net increase in cash	(146,000)	7,211,000

Cash, beginning of period	854,000	2,029,000

Cash, end of period	$708,000	$9,240,000

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during the period for interest	$52,000	$64,700

Debt used to finance purchase of building	$680,000	$—

The accompanying notes are an integral part of the financial statements.

Segmentz, Inc.

Notes to Financial Statements

Three Months and Six Months Ended June 30, 2005 and 2004 (Unaudited)

1. Significant Accounting Principles

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the financial position at June 30, 2005, (b) the results of operations for the three month and six month periods ended June 30, 2005 and 2004, and (c) cash flows for the six month periods ended June 30, 2005 and 2004, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2004. The results of operations for the three month and six month period ended June 30, 2005 are not necessarily indicative of those to be expected for the entire year.

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

For the three-months and six-months ended June 30, 2005:

	Three Months	Six Months
	Ended June 30, 2005
Net loss:
As reported	$(1,211,000)	$(5,861,000)

Total stock-based employee compensation expense included in reported net income applicable to common stockholder, net of tax	—	—
Total stock-based employee compensation determined under fair value based method, net of related tax effects	(53,000)	(104,000)

Pro forma

Net loss	$(1,264,000)	$(5,965,000)

Loss per share
Basic – as reported	$(0.05)	$(0.22)
Basic – pro forma	$(0.05)	$(0.22)

Diluted loss per share
Diluted – as reported	$(0.05)	$(0.22)
Diluted – pro forma	$(0.05)	$(0.22)

Segmentz, Inc.

Notes to Financial Statements

Three Months and Six Months Ended June 30, 2005 and 2004 (Unaudited)

1. Significant Accounting Principles -continued

Stock-Based Compensation

The preceding pro forma results were calculated using the Black-Scholes option pricing model. The following assumptions were used; (1) risk-free interest rate of 2.80%, (2) no dividend yield, (3) expected lives of between 4.0 and 5.0 years, and (4) volatility of 35% to 85%. Results may vary depending on the assumptions applied within the model. Compensation expense recognized in providing pro forma disclosures may not be representative of the effects on net income for future years.

For the three-months and six-months ended June 30, 2004:

	Three Months	Six Months
	Ended June 30, 2004
Net loss:
As reported	$(394,000)	$(798,000)

Total stock-based employee compensation expense included in reported net income applicable to common stockholder, net of tax	—	—
Total stock-based employee compensation determined under fair value based method, net of related tax effects	(35,000)	(169,000)

Pro forma

Net loss	$(429,000)	$(967,000)

Loss per share

Basic – as reported	$(0.02)	$(0.04)
Basic – pro forma	$(0.02)	$(0.05)

Diluted loss per share

Diluted – as reported	$(0.02)	$(0.04)
Diluted – pro forma	$(0.02)	$(0.05)

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

Segmentz, Inc.

Notes to Financial Statements

Three Months and Six Months Ended June 30, 2005 and 2004 (Unaudited)

1. Significant Accounting Principles -continued

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

Income Taxes

Taxes on income are provided in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax bases of particular assets and liabilities and the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the enactment date. A valuation allowance is provided to offset the net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. There is an allowance recorded as of June 30, 2005 of approximately $2,150,000 on deferred tax assets.

Earnings Per Share

Earnings per common share are computed in accordance with SFAS No. 128, “Earnings Per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. The diluted weighted average number of shares was 26,730,034 and 26,582,234 for the three months period ended June 30, 2005 and 2004, respectively. The diluted weighted average number of shares was 26,727,269 and 23,213,857 for the six months period ended June 30, 2005 and 2004, respectively.

Common stock equivalents in the three month and six month periods ended June 30, 2005 and 2004 were anti-dilutive due to the net losses sustained by the Company during these periods. Therefore, the diluted weighted average common shares outstanding in these periods are the same as the basic weighted average common shares outstanding.

2. Obligations Due Under Factoring Arrangement

As of January 31, 2004 the Company terminated the factoring agreement and the obligation due under factoring arrangement was fully satisfied.

Segmentz, Inc.

Notes to Financial Statements

Three Months and Six Months Ended June 30, 2005 and 2004 (Unaudited)

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

4. Debt

Line of Credit

In November 2004, Segmentz entered into agreements with Fifth Third Bank, a Michigan banking corporation, under which Fifth Third Bank extended an asset-based line of credit to Segmentz. Under the Loan Documents, Segmentz may draw down under the line of credit the lesser of $3,500,000 or 80% of the eligible accounts receivable of Segmentz and its wholly owned subsidiary Express-1, Inc. All obligations of Segmentz under the agreements are secured by the accounts receivable of Segmentz. Express-1, Inc. entered into agreements providing for a guaranty of the obligations of Segmentz under the Loan Documents, which the guaranty is secured by the accounts receivable of Express-1, Inc. All advances under the Loan Documents are subject to interest at the rate of the one-month LIBOR plus 2.0%, payable monthly. The maturity date of the loan is July 1, 2005, which has been extended 90 days. The Company’s line of credit contains various covenants pertaining to the maintenance of certain financial ratios. As of June 30, 2005, the Company did not meet one of the required ratios. It is management’s belief that it is highly unlikely the bank may demand payment, foreclose its security interest or lien against the Company’s accounts without notice, or exercise other rights or remedies as provided under the note or other loan documents. As of June 30, 2005 the interest rate was approximately 4.6% and there was approximately $1,000,000 available under this credit facility.

Bank Note

In April 2005, Segmentz entered into a mortgage with Fifth Third Bank for approximately $680,000 related to the purchase of the Buchanan facility. The note is amortized over a ten year period at a fixed rate of approximately 6%; with a final balloon payment for all accrued interest and principal after five years.

Segmentz, Inc.

Notes to Financial Statements

Three Months and Six Months Ended June 30, 2005 and 2004 (Unaudited)

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

Based on the three-month period ended March 31, 2005, the board implemented phase-two of the restructuring plan, which includes the elimination of all non-expediting services and the elimination of excess overhead costs. As a result we incurred approximately $3,303,000 of non-cash impairment of assets, approximately $375,000 of employee related expenses and approximately $280,000 of accruals and increases in the allowance for doubtful accounts for the six month period ended June 30, 2005. Management estimates additional restructuring costs of between $25,000 and $50,000 of additional employee related payments, between $100,000 and $250,000 of additional non-cash impairments of long-lived assets and between $75,000 and $150,000 of adverse lease accruals, which will be expensed during the remainder of the year ended December 31, 2005.

For the six month period ended June 30, 2005, restructuring accruals changed as follows:

December 31, 2004, adverse lease accruals	$200,000
Additions to adverse lease accruals	—
Lease payments	113,000

June 30, 2005, adverse lease accruals	$87,000

The lease obligations for the closed facilities are approximately $700,000 over the next four years. At June 30, 2005, one of the facilities was subleased and the Company is continuing to search for a sublease tenant for the two remaining facilities.

6. Acquisitions

The following unaudited pro forma information is presented as if the purchase of the stock of Express-1, Bullet and Dasher had occurred on January 1, 2004:

	Three Months ended June 30, 2004	Six Months ended June 30, 2004
Total revenues	$14,034,000	$25,728,000
Net income applicable to common stock	$244,000	$134,000
Earnings per share:
Basic	$.01	$.01
Diluted	$.01	$.00

Earnings per share is calculated based on approximately 3,500,000 additional shares being outstanding as of January 1, 2004 to account for the shares issued to raise capital to pay the initial purchase price of Express-1, Inc.

7. Subsequent Events

On July 1, 2005, Segmentz, Inc. (“Segmentz”) entered into an agreement with TTSI Holdings, Inc., and Paul Temple to sell certain assets of approximately $330,250 in value and provide a $250,000 line of credit for one year at a rate of 6%, which is secured by accounts receivables. TTSI Holdings, Inc., and Paul Temple will pay Segmentz the fair market value of the assets sold through a $105,000, six year term note at a rate of 6% and 265,000 shares of Segmentz, Inc. common stock and assumed approximately $135,000 of capital lease obligations.

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

The Company has undertaken several major initiatives designed to enhance our operating flexibility, upgrade and standardize our business processes, improve our customer service and increase our profitability. Most of these initiatives began in the fourth quarter of 2004 and management does not expect these initiatives to yield significant benefits until the second half of the year ending December 31, 2005. In addition, the Company significantly reduced the use of company drivers and owned equipment in transformation to an asset-light business model.

The Company will be focusing on organic growth and operating efficiency. Any future acquisitions would be based on meeting strategic expediting needs.

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

Results of Operations

For the three months ended June 30, 2005 compared to the three months ended June 30, 2004.

Revenues increased approximately $2,722,000, or 36%, to approximately $10,290,000 for the period ended June 30, 2005, as compared to approximately $7,568,000 for the period ended June 30, 2004. The increases in revenue primarily relate to the acquisitions and the general increases resulting from marketing efforts and brand awareness. The increase was significantly decreased by the restructuring plan implemented in the fourth quarter of 2004 and lower than expected growth in the industry.

Operating expenses, which consist primarily of payment for trucking services provided by both partners and independent contractors, fuel, insurance, cross dock facilities, equipment costs and payroll expenses increased by approximately $1,838,000, or 30%, to approximately $8,057,000 for the three months period ended June 30, 2005, as compared to approximately $6,219,000 for the three months period ended June 30, 2004. As a percentage of revenues, operating expenses amounted to approximately 78% of related revenues for the period ended June 30, 2005, as compared with approximately 82% for the period ended June 30, 2004. The change in operating expenses for the second quarter result primarily from (i) the recent acquisitions, (ii) decrease in fixed costs related to the Temple and Bullet business units, and (iii) a significant increase in depreciation related to the recent acquisitions. The Company anticipates continuing to integrate, consolidate and eliminate redundant expenses in 2005 and will continue its efforts to transform a significant portion of its fleet to an owner operator model, reduce fixed payroll and reduce equipment costs as the fleet is transformed.

General and administrative expense increased by approximately $1,331,000 or 68% to approximately $3,278,000 for the period ended June 30, 2005 as compared to approximately $1,947,000 for the period ended June 30, 2004. The change in general and administrative expenses resulted primarily from (i) the additional restructuring, exit and consolidation costs of approximately $375,000 recognized in the second quarter, (ii) the recent acquisitions, (iii) changes in personnel and infrastructure, (iv) additional sales, marketing and branding efforts, (v) unrealized loss on trading stock, and (vi) certain severance not included as part of the restructuring. The Company had anticipated these increases in general and administrative costs in connection with acquisitions and internally generated growth and believes it will be able to reduce expenses to historical percentage levels as the Company completes the restructuring in the third quarter.

The Company realized a loss from continuing operations before provisions for income taxes of approximately $1,211,000 for the period ended June 30, 2005, compared with losses from continuing operations before provisions for income taxes of approximately $609,000 for the period ended June 30, 2004.

There was no tax benefit recorded for the three months period ended June 30, 2005 compared to a benefit of approximately $215,000 for the three months period ended June 30, 2004. There was no tax benefit recorded as the Company fully reserved for any newly created tax assets. Differences between the effective tax rate used for 2005 and 2004, as compared to the U.S. federal statutory rate, are primarily due to permanent differences and adjustments to the deferred tax asset valuation allowance.

Basic loss per share from continuing operations for the period ended June 30, 2005 was $.05, compared with basic loss of $.02 for the period ended June 30, 2004. Diluted loss per share from continuing operations for the period ended June 30, 2005 was $.05, compared with diluted loss per share of $.02 for the period ended June 30, 2004.

For the pro-forma three months period ended June 30, 2005 compared to the pro-forma three months ended June 30, 2004.

The following unaudited and unreviewed pro forma information is presented as if the purchase of the stock of Express-1, Bullet and Dasher had occurred on January 1, 2004.

On a pro-forma basis revenues decreased approximately $3,744,000, or 27%, to approximately $10,290,000 for the three months period ended June 30, 2005, as compared to pro-forma revenue of approximately $14,034,000 for the three months period ended June 30, 2004. The decrease in revenue primarily relates to the restructuring plan that was implemented by management in the fourth quarter of 2004 and lower than expected industry sales volume.

The Company realized a loss of approximately $1,211,000 for the three months period ended June 30, 2005, compared with a pro-forma income of approximately $244,000 for the three months period ended June 30, 2004. The increase in loss of approximately $1,455,000 resulted primarily from (i) the additional restructuring, exit and consolidation costs of approximately $375,000, (ii) costs related to the elimination of unprofitable terminals, (iii) amortization of intangible assets and (iv) certain severance payments not included in the restructuring costs.

For the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

Revenues increased approximately $6,450,000, or 45%, to approximately $20,639,000 for the period ended June 30, 2005, as compared to approximately $14,189,000 for the period ended June 30, 2004. The increases in revenue primarily relate to the acquisitions and the general increases resulting from marketing efforts and brand awareness. The increase was significantly decreased by the restructuring plan implemented in the fourth quarter of 2004.

Operating expenses, which consist primarily of payment for trucking services provided by both partners and independent contractors, fuel, insurance, cross dock facilities, equipment costs and payroll expenses increased by approximately $4,745,000, or 41%, to approximately $16,435,000 for the six months period ended June 30, 2005, as compared to approximately $11,690,000 for the six months period ended June 30, 2004. As a percentage of revenues, operating expenses amounted to approximately 80% of related revenues for the period ended June 30, 2005, as compared with approximately 82% for the period ended June 30, 2004. The change in operating expenses for the second quarter result primarily from (i) the recent acquisitions, (ii) decrease in fixed costs related to the Temple and Bullet business units, and (iii) a significant increase in depreciation related to the recent acquisitions. The Company anticipates continuing to integrate, consolidate and eliminate redundant expenses in 2005 and will continue its efforts to transform a significant portion of its fleet to an owner operator model, reduce fixed payroll and reduce equipment costs as the fleet is transformed.

General and administrative expense increased by approximately $6,220,000 or 170% to approximately $9,870,000 for the period ended June 30, 2005 as compared to approximately $3,650,000 for the period ended June 30, 2004. The change in general and administrative expenses resulted primarily from (i) the additional restructuring, exit and consolidation costs of approximately $3,958,000, (ii) the recent acquisitions, (iii) changes in personnel and infrastructure, (iv) additional sales, marketing and branding efforts, (v) unrealized loss on trading stock, and (vi) certain severance not included as part of the restructuring. The Company had anticipated these increases in general and administrative costs in connection with acquisitions and internally generated growth and believes it will be able to reduce expenses to historical percentage levels as the Company completes the restructuring in the third quarter.

The Company realized a loss from continuing operations before provisions for income taxes of approximately $5,861,000 for the period ended June 30, 2005, compared with losses from continuing operations before provisions for income taxes of approximately $1,233,000 for the period ended June 30, 2004.

There was no tax benefit recorded for the six months period ended June 30, 2005 compared to a benefit of approximately $435,000 for the six months period ended June 30, 2004. There was no tax benefit recorded as the Company fully reserved for any newly created tax assets. Differences between the effective tax rate used for 2005 and 2004, as compared to the U.S. federal statutory rate, are primarily due to permanent differences and adjustments to the deferred tax asset valuation allowance.

Basic loss per share from continuing operations for the period ended June 30, 2005 was $.22, compared with basic loss of $.04 for the period ended June 30, 2004. Diluted loss per share from continuing operations for the period ended June 30, 2005 was $.22, compared with diluted loss per share of $.04 for the period ended June 30, 2004.

For the pro-forma six months period ended June 30, 2005 compared to the pro-forma six months ended June 30, 2004.

The following unaudited and unreviewed pro forma information is presented as if the purchase of the stock of Express-1, Bullet and Dasher had occurred on January 1, 2004.

On a pro-forma basis revenues decreased approximately $5,089,000, or 20%, to approximately $20,639,000 for the six months period ended June 30, 2005, as compared to pro-forma revenue of approximately $25,728,000 for the six months period ended June 30, 2004. The decrease in revenue primarily relates to the restructuring plan that was implemented by management in the fourth quarter of 2004.

The Company realized a loss of approximately $5,861,000 for the six months period ended June 30, 2005, compared with a pro-forma income of approximately $134,000 for the six months period ended June 30, 2004. The loss of approximately $5,995,000 resulted primarily from (i) the additional restructuring, exit and consolidation costs of approximately $3,958,000, (ii) costs related to the elimination of some unprofitable terminals, (iii) costs related to the consolidation of operations and call center functions, (iv) amortization of intangible assets and (v) certain severance payments not included in the restructuring costs.

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

Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers and wide range of industries and locations served. No customer comprised more than ten percent of the June 30, 2005 or December 31, 2004 customer accounts receivable balance.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customers’ payment history and the customer’s current ability to pay its obligation. Based on managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $578,000 is considered necessary as of June 30, 2005, which is primarily related to the accounts receivables of the Bullet and Temple business units. Although management believes that account receivables are recorded at their net realizable value, a 10% decline in historical collection rate would increase the current bad debt expense for the three months period ended June 30, 2005 by approximately $25,000. We do not accrue interest on past due receivables.

Contingent Liabilities

The Company is party to a number of legal actions, which are not material to operations pursuant to Item 301 of Regulation S-B.

EBITDA

EBITDA for the six months ended June 30, 2005 was approximately $(966,000) compared to approximately $(622,000) in the comparable period of the prior year. The Company defines EBITDA as earnings before interest, taxes, depreciation and amortization costs. The Company also excludes the cumulative effect of a change in accounting principle, discontinued operations, and the impact of restructuring and other charges from the computation. The Company believes EBITDA is a useful measure of operating performance before the impact of investing and financing transactions, making comparisons between companies’ earnings power more meaningful and providing consistent comparisons of the Company’s performance. In order to provide consistent comparisons of year-over-year EBITDA, the following reconciliation is provided.

	Six months ended June 30,
	2005	2004
Net loss as reported	$(5,861,000)	$(798,000)
Income tax (benefit) provision		(435,000)
Interest expense	76,000	82,000
Restructuring, exit and consolidation expenses	3,958,000
Depreciation and amortization	861,000	529,000

EBITDA	$(966,000)	$(622,000)

SELECTED FINANCIAL DATA

For the six months period ended June 30, 2005:

	Bullet and Temple	Express-1 and Dasher	Dedicated	Other	Corporate	As Reported
Operating revenues	$4,222,000	$14,067,000	$2,129,000	$221,000	$—	$20,639,000

Operating expenses	3,345,000	10,500,000	2,056,000	534,000	—	16,435,000
Sales, general and administrative expenses	1,210,000	3,186,000	237,000	105,000	5,132,000	9,870,000

Other expenses	—	—	—	—	195,000	195,000

Total expenses	4,555,000	13,686,000	2,293,000	639,000	5,327,000	26,500,000

Net income (loss) before tax provision (benefit)	$(333,000)	$381,000	$(164,000)	$(418,000)	$(5,327,000)	$(5,861,000)

Restructuring expenses	—	—	—	—	$3,958,000	$3,958,000
Depreciation and amortization	$109,000	$387,000	$214,000	—	$151,000	$861,000
Interest expense, net	—	—	—	—	$76,000	$76,000

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

Liquidity and Capital Resources

As of June 30, 2005 the Company has approximately $773,000 of working capital and has cash and cash equivalents of approximately $708,000, compared with approximately $854,000 of cash and cash equivalents at December 31, 2004.

During the six months period ended June 30, 2005 cash has decreased by approximately $146,000. During the six months period ended June 30, 2005 there were significant payments related to previous acquisitions of approximately $1,519,000 and significant operational losses which was primarily off-set by: (i) the net increase of approximately $885,000 in debt; (ii) the significant decrease in the accounts receivable from the fourth quarter restructuring of approximately $1,899,000; (iii) the sale of the Lexington facility and (iv) the $3,303,000 of non-cash impairments recorded during the period. While the Company continues to experience rapid revenue growth, management expects to have negative cash flow from operations as the Company operationally funds the growth of accounts receivable. In addition, independent contractors are typically paid within two weeks of providing the service, which will also significantly impact our cash flow as we continue to grow our independent contractor fleet. The Company will fund this growth primarily through operations and the line of credit.

To ensure that the Company has adequate near-term liquidity, Segmentz entered into agreements with Fifth Third Bank, a Michigan banking corporation, under which Fifth Third Bank extended an asset-based line of credit to Segmentz. Under the Loan Documents, Segmentz may draw down under the line of credit the lesser of $3,500,000 or 80% of the eligible accounts receivable of Segmentz and its wholly owned subsidiary Express-1, Inc. All obligations of Segmentz under the agreements are secured by the accounts receivable of Segmentz. Express-1, Inc. entered into agreements providing for a guaranty of the obligations of Segmentz under the Loan Documents, which the guaranty is secured by the accounts receivable of Express-1, Inc. All advances under the Loan Documents are subject to interest at the rate of the one-month LIBOR plus 2.0%, payable monthly. The maturity date of the loan is July 1, 2005, which has been extended 90 days. The Company’s line of credit contains various covenants pertaining to the maintenance of certain financial ratios. As of June 30, 2005, the Company did not meet one of the required ratios. It is management’s belief that it is highly unlikely the bank may demand payment, foreclose its security interest or lien against the Company’s accounts without notice, or exercise other rights or remedies as provided under the note or other loan documents. As of June 30, 2005 the interest rate was approximately 4.6% and there was approximately $1,000,000 available under this credit facility.

The Company may receive proceeds in the future from the exercise of warrants and options outstanding as of June 30, 2005 in accordance with the following schedule:

	Approximate Number of Shares	Approximate Proceeds
Options outstanding under the Company’s Stock Option Plan	600,000	$790,000
Non-Plan Options and warrants	4,728,000	8,006,000
Warrants	7,845,000	11,610,000

Total	13,173,000	$20,406,000

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

Our strategy is to continue to expand primarily through internal development. Our ability to implement our growth will depend on a number of factors, which may be beyond our control. There can be no assurance that we will be successful in implementing our growth strategy. Our ability to implement our growth strategy will also be dependent upon obtaining adequate financing. We may not be able to obtain financing on favorable terms.

Below is a table of the possible contingent consideration that the Company could pay over the next five years if certain criteria that is related to the acquired entities is obtained:

Year Ending December 31,	Possible Payments*
2005	$267,000
2006	$1,977,000
2007	$2,226,000
2008	$2,210,000

Total	$6,680,000

*	Payments are listed in the year they become due and some portions of the payments can be paid in cash or stock.

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

The Company is a defendant in a number of legal proceedings. Although the Company believes that the claims asserted in these proceedings are without merit, and the Company intends to vigorously defend these matters, there is the possibility that the Company could incur material expenses in the defense and resolution of these matters. Furthermore, since the Company has not established material reserves in connection with such claims, any such liability, if at all, would be recorded as an expense in the period incurred or estimated. This amount, even if not material to the Company’s overall financial condition, could adversely affect the Company’s results of operations in the period recorded.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in various civil actions as part of its normal course of business. The Company is not party to any litigation that is material to ongoing operations as defined in Item 301 of Regulation S-B as of the period ended June 30, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months period ended June 30, 2005 there were no common or preferred shares sold.

Item 3. Defaults upon Senior Securities.

The Company’s line of credit contains various covenants pertaining to the maintenance of certain financial ratios. As of June 30, 2005, the Company did not meet one of the required ratios.

Item 4. Submission of Matters to a Vote of Security Holders.

The following has been submitted and approved by the shareholders at the annual meeting held June 17, 2005.

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

(4)	To approve and ratify an amendment to our 2001 Stock Option Plan increasing the number of shares of our Common Stock reserved for issuance there under from 600,000 shares to 5,600,000 shares.

The votes to the above matters are as follows:

		For	Against	Abstentions
(1)	Election of Directors
	Jennifer Dorris	14,979,798	696,233	63,220
	Robert Gries	14,972,998	703,033	63,220
	Allan Marshall	14,465,648	1,210,383	63,220
	Jim Martell	14,979,798	696,233	63,220
	Jay Taylor	14,979,798	696,233	63,220
	Michael Welch	14,879,798	796,233	63,220
	Calvin Whitehead	14,979,398	696,233	63,220

(2)	Appointment of Auditor	15,566,291	89,158	83,802

(3)	Amendment to Certificate of Incorporation	14,538,533	1,076,073	124,645

(4)	Amendment to Stock Option Plan	6,668,167	2,138,193	9,367

Item 5. Other Information.

The Company has no other information to report for the period ended June 30, 2005.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibit list

31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

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

Segmentz, Inc.

Date August 10, 2005	/s/ Mike Welch
Chief Executive Officer

/s/ Andrew J. Norstrud
Chief Financial Officer

/s/ Jennifer Dorris
Chairman of Audit Committee