Form 10QSB
period 2005-09-30
SEGMENTZ INC
filed 2005-11-14
CIK 1166003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
      (Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                                                    to
Commission file number
Segmentz, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	03-0450326
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
429 Post Road
P.O. Box 210
Buchanan, MI 49107
(Address of Principal Executive Offices)
(269) 695-4920
(Issuer’s Telephone Number, Including Area Code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

The Registrant has 26,305,034 shares of its common stock issued and outstanding as of November 9, 2005

The Registrant has no shares of its preferred stock issued or outstanding as of November 9, 2005

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

Segmentz, Inc.
Form 10-QSB
Three Months and Nine Months Ended September 30, 2005 and 2004
(Unaudited)

Item 1.	Financial Statements
Segmentz, Inc.
Balance Sheet
As of September 30, 2005
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$175,571
Accounts receivable, net of allowance of $578,000	5,195,615
Prepaid expenses	248,927
Other current assets	789,835

Total current assets	6,409,948
Property and equipment, net of accumulated depreciation	2,347,809
Goodwill	1,857,045
Identified intangible assets	4,737,903
Loans and advances	551,993
Other long term assets	1,918,224

$17,822,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$840,277
Accrued salaries and wages	213,451
Accrued expenses, other	1,947,025
Line of credit	2,521,000
Short-term portion of long-term debt	248,307
Other current liabilities	141,567

Total current liabilities	5,911,627

Notes payable and capital leases	886,689
Other long-term liabilities	324,200

Total long-term liabilities	1,210,889

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized no shares issued or outstanding	—
Common stock, $.001 par value; 100,000,000 shares authorized; 26,730,034 shares issued and 26,305,034 shares outstanding	26,730
Additional paid-in capital	20,470,813
Treasury Stock (425,000 shares at cost)	(255,000)
Accumulated deficit	(9,542,137)

Total stockholders’ equity	10,700,406

$17,822,922

The accompanying notes are an integral part of the financial statements.

Segmentz, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months

	September 30	September 30	September 30	September 30
	2005	2004	2005	2004

Revenues
Operating revenue	$9,511,754	$14,361,376	$30,150,370	$28,550,218
Expenses:
Operating expenses	7,447,718	12,113,206	23,897,865	23,803,296

Gross profit	2,064,036	2,248,170	6,252,505	4,746,922
Sales, general and administrative expense	2,068,270	2,691,363	8,083,928	6,341,145
Restructuring, exit and consolidation expense	490,039	—	4,448,039	—

Total sales, general and administrative expense	2,558,309	2,691,363	12,531,967	6,341,145
Interest Expense	56,424	11,590	133,108	93,942

Income (loss) before income tax provision	(550,697)	(454,783)	(6,412,570)	(1,688,165)
Income tax (benefit) provision	—	(166,000)	—	(601,000)

Net loss	$(550,697)	$(288,783)	$(6,412,570)	$(1,087,165)

Basic loss per common share	(0.02)	(0.01)	(0.24)	(0.05)

Basic weighted average common shares outstanding (in 000’s)	26,386	26,288	26,606	23,058

Diluted loss per common share	(0.02)	(0.01)	(0.24)	(0.05)

Diluted weighted average common shares outstanding (in 000’s)	26,386	26,288	26,606	23,058

The accompanying notes are an integral part of the financial statements.

Segmentz, Inc.
Statement of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2005
(Unaudited)

	Capital Stock		Additional
			Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total

Balance, December 31, 2004	26,727,034	$26,727	$20,405,136		$(3,129,567)	$17,302,296
Repayment of note receivable	(22,000)	(22)	(28,798)			(28,820)
Issuance of stock compensation and warrants			66,500			66,500
Issuance of common stock, ESOP	25,000	25	27,975			28,000
Treasury Stock				(255,000)		(255,000)
Net loss through September 30, 2005					(6,412,570)	(6,412,570)

Balance, September 30, 2005	26,730,034	$26,730	$20,470,813	(255,000)	$(9,542,137)	$10,700,406

      The accompanying notes are an integral part of the financial statements.

Segmentz, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,

	2005	2004

Operating activities
Net loss	$(6,412,570)	$(1,087,165)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for doubtful accounts receivable	138,000	(345,475)
Depreciation and amortization	1,175,459	822,578
Non-cash impairment of assets	3,509,578	—
Unrealized loss on market value of trading stock	88,000	—
Loss on sale of asset	184,000	—
Non-cash expenses related to issuance of stock and warrants	81,000	32,391
Changes in:
Accounts and other trade receivables	1,863,385	(1,777,157)
Other current assets	(89,835)	(796,149)
Prepaid expenses	751,911	(372,129)
Other assets	(11,686)	(16,807)
Accounts payable	(1,240,723)	(77,158)
Accrued expenses	549,531	115,786
Accrued salaries and wages	(430,549)	611,839
Other liabilities	11,566	(28,806)

Total adjustments	6,579,637	(1,831,087)

Net cash provided by (used in) operating activities	167,067	(2,918,252)

Investing activities
Purchases of property and equipment	(230,087)	(982,200)
Acquisition of business, net of cash acquired	—	(6,373,463)
Proceeds from the sale of assets	481,000	—
Payment on acquisition earn-out	(1,524,000)	—
Deposit on equipment purchase	—	—
Loans, advances, and other receivables	89,007	(31,983)

Net cash used in investing activities	(1,184,080)	(7,387,646)

Financing activities
Net obligations under factoring arrangements	—	(1,032,708)
Issuance of credit to buyers of Temple and Bullet	(400,000)	—
Proceeds from issuance of debt and capital leases	—	565,924
Payment on debt and capital leases	(344,004)	(838,400)
Proceeds from line of credit, net	1,338,000	(406,437)
Purchase of treasury stock	(255,000)	—
Proceeds from issuance of equity, net	—	11,478,752

Net cash provided by financing activities	338,996	9,767,131

Net decrease in cash	(678,017)	(538,767)
Cash, beginning of period	853,588	2,029,298

Cash, end of period	$175,571	$1,490,531

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during the period for interest	$123,156	$83,000
Cash paid during the period for income taxes	—	—
Debt used to finance purchase of building	$680,520	$—

The accompanying notes are an integral part of the financial statements.

Notes to Financial Statements
Three Months and Nine Months Ended September 30, 2005 and 2004 (Unaudited)

1.	Significant Accounting Principles
Basis of Presentation
      The accompanying unaudited financial statements of Segmentz, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. The financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
      These financial statements should be read in conjunction with the audited financial statements and footnotes included thereto for the fiscal year ended December 31, 2004 for Segmentz, Inc. on Form 10KSB as filed with the Securities and Exchange Commission (SEC) and available on the SEC’s website www.sec.gov.
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that effect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and the results reflected within these financial statements are not necessarily indicative of results to be expected for the entire year.
      In conjunction with the preparation of these statements, the Company evaluated its historical performance, as well as its expected performance for the remainder of 2005 and the full year of 2006, as a basis for determining whether the Company should be considered to have operational, liquidity and other concerns that might raise doubts about it’s continuance and ability to meet future financial obligations. Among the items considered in this analysis were the historical losses, the significance of the restructuring charges, the completeness of the restructuring, the historical performance of the Company’s expedited (Express-1) and dedicated operations and the availability and adequacy of the Company’s liquidity and capital resources. In the opinion of the Company’s management, based upon the above analysis, the Company should be considered as a going concern. Additional business risk factors have been outlined in the Company’s annual report filed on Form 10-KSB and are available on both the Company’s (www.express-1.com) and SEC websites.
Recent Accounting Developments
      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No 123R requires the measurement of the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first interim or Quarterly reporting period that begins after December 15, 2005. Segmentz cannot precisely determine the impact on earnings that will result from the adoption of SFAS No. 123R.
Stock-Based Compensation
      Segmentz, Inc. (the Company) accounts for stock based compensation under the intrinsic value method of accounting for stock based compensation and has disclosed pro forma net income and earnings per share amounts using the fair value based method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation.” The Company has implemented the

Notes to Financial Statements — (Continued)
disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure.
      For the three months and nine months ended September, 2005:

	September 30, 2005

	Three Months	Nine Months

Net loss as reported	$(550,697)	$(6,412,570)
Total stock-based employee compensation expense included in reported net income applicable to common stockholder, net of tax	—	—
Total stock-based employee compensation determined under fair value based method, net of related tax effects	(18,200)	(122,200)

Pro forma net loss	$(568,897)	$(6,534,770)

Basic Loss per share — as reported	$(0.02)	$(0.24)
Basic — pro forma loss per share	$(0.02)	$(0.25)

Diluted loss per share — as reported	$(0.02)	$(0.24)
Diluted — pro forma loss per share	$(0.02)	$(0.25)
      The preceding pro forma results were calculated using the Black-Scholes option pricing model. The following assumptions were used for the three and nine-month periods ended September 30, 2005; (1) risk-free interest rate of 3.40%, (2) no dividend yield, (3) expected lives of between 3.0 and 5.0 years, and (4) volatility of 35% to 85%. Results may vary depending on the assumptions applied within the model. Compensation expense recognized in providing pro forma disclosures may not be representative of the effects on net income for future years.
      For the three months and nine months ended September 30, 2004:

	September 30, 2004

	Three Months	Nine Months

Net loss as reported	$(288,783)	$(1,087,165)
Total stock-based employee compensation expense included in reported net income applicable to common stockholder, net of tax	—	—
Total stock-based employee compensation determined under fair value based method, net of related tax effects	(56,300)	(224,900)

Pro forma net loss	$(345,083)	$(1,312,065)

Basic loss per share — as reported	$(0.01)	$(0.05)
Basic — pro forma loss per share	$(0.01)	$(0.06)

Diluted loss per share — as reported	$(0.01)	$(0.05)
Diluted — pro forma loss per share	$(0.01)	$(0.06)
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

Notes to Financial Statements — (Continued)
within the model. Compensation expense recognized in providing pro forma disclosures may not be representative of the effects on net income for future years.
Use of Estimates
      The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews its estimates, including but not limited to; purchased transportation, recoverability of long-lived assets, recoverability of prepaid expenses, valuation of investments and allowance for doubtful accounts, on a regular basis and makes adjustments based on historical experiences and existing and expected future conditions. These evaluations are performed and adjustments are made as information is available. Management believes that these estimates are reasonable; however, actual results could differ from these estimates.
Income Taxes
      Taxes on income are provided in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax basis of particular assets and liabilities and the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the enactment date. A valuation allowance is provided to offset the net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. There is an allowance recorded as of September 30, 2005 of approximately $2,300,000 on deferred tax assets.
Earnings Per Share
      Earnings per common share are computed in accordance with SFAS No. 128, “Earnings Per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are computed by dividing net income by the combined weighted average number of shares of common stock outstanding and dilutive options outstanding during the period.
      For purposes of calculating earnings per share, the basic weighted average number of shares was 26,385,577 and 26,287,697 for the three-month period ended September 30, 2005 and 2004, while the basic weighted average number of shares was 26,605,712 and 23,058,423, respectively, for the nine-month period ended on the same dates. The diluted weighted average number of shares outstanding was 26,385,577 and 26,287,697 for the three-month period ended September 30, 2005 and 2004, respectively. The diluted weighted average number of shares was 26,605,712 and 23,058,423 for the nine-month period ended September 30, 2005 and 2004, respectively.
      Common stock equivalents in the three month and nine month periods ended September 30, 2005 and 2004 were anti-dilutive due to the net losses sustained by the Company during these periods. As a consequence, the diluted weighted average common shares outstanding in these periods are the same as the basic weighted average common shares outstanding, for purposes of calculating earning per share.

Notes to Financial Statements — (Continued)

2.	Commitments and Contingencies
Litigation
      In the ordinary course of business, the Company may be a party to a variety of legal actions. The Company does not anticipate any of these matters or any matters in the aggregate to have a materially adverse effect on the Company’s business or its financial position or results of operations.
Regulatory Compliance
      The Company’s activities are regulated by state and federal agencies under requirements that are subject to broad interpretations. Among these regulations are limitations on the hours-of-service that can be performed by the Company’s drivers, limitations on the types of commodities that can be hauled, limitations on the gross vehicle weight for each class of vehicle utilized by the company and limitations on the transit authorities within certain regions. The Company cannot predict future changes to be adopted by the regulatory bodies that could require changes to the manner in which the Company operates.

3.	Debt
Line of Credit
      In November 2004, Segmentz entered into agreements with Fifth Third Bank, a Michigan banking corporation, under which Fifth Third Bank extended to it an asset-based line of credit. Under the Loan Documents, Segmentz may draw down on the line of credit the lesser of $3,500,000 or 80% of the eligible accounts receivable of Segmentz and its wholly owned subsidiary Express-1, Inc. All obligations of Segmentz under the agreements are secured by the accounts receivable of Segmentz. Express-1, Inc. entered into agreements providing for a guaranty of the obligations of Segmentz under the Loan Documents, which the guaranty is secured by the accounts receivable of Express-1, Inc. All advances under the Loan Documents are subject to interest at the rate of the one-month LIBOR plus 3.0%, payable monthly. The maturity date of the loan is December 31, 2005. The Company’s line of credit contains various covenants pertaining to the maintenance of certain financial ratios. As of September 30, 2005, the Company did not meet two of the required ratios. As of September 30, 2005 the interest rate was approximately 7.09% and there was approximately $1,000,000 available under this credit facility.
      On November 4, 2005, the Company entered into an agreement with Chemical Bank (Chemical), a Michigan banking corporation, under which Chemical extended an asset-based line of credit to the Company, through its wholly owned subsidiary, Express-1, Inc. with Segmentz acting as guarantor. Under the terms of the agreement, Segmentz may draw down amounts under the facility not to exceed $6.0 million in the aggregate, at interest rates that are based upon Chemical Bank’s prime lending rate. The amount that may be drawn at any time is limited to the lessor of the $6.0 million limit or 80% of eligible accounts receivable, plus $800,000. Segmentz assets pledged as collateral for the borrowing base include accounts receivable and the real property located in Buchanan, Michigan. At the time of the agreement, availability under the Chemical Bank facility was approximately $4.5 million. The initial rate of interest on this facility will be approximately 6.75%, based upon the financial results through September 30, 2005, and will be reset quarterly, thereafter, absent an event of default. The new facility has a maturity date of November 15, 2007.
Bank Note
      In April 2005, Segmentz entered into a mortgage with Fifth Third Bank for approximately $680,000 related to the purchase of the Buchanan facility. The note is amortized over a ten-year period at a fixed rate of approximately 6%; with a final balloon payment for all accrued interest and principal after five years.
      In conjunction with the new facility through Chemical Bank, Segmentz will repay and retire the Fifth Third mortgage facility as part of the financing arranged with Chemical Bank.

Notes to Financial Statements — (Continued)

4.	Restructuring, Exit and Consolidation Expenses
      During the fourth quarter of 2004, shortly after the Express-1 acquisition was completed, the Company implemented a restructuring plan aimed at optimizing performance in its call center operations, consolidating duplicate functions from several locations, eliminating unprofitable locations and focusing the Company on providing premium transportation services. The initial intent of the plan was to convert more of the Company’s transportation cost to a variable cost model, effectively reducing its fixed cost and appropriately aligning support functions with sustainable revenue levels. In the second quarter of 2005, the Company’s Board of Directors expanded the restructuring plan to include the elimination of all non-expediting services and the elimination of excess overhead costs, including the consolidation of the Company’s administrative and management functions within its Buchanan, Michigan location.
      As a result of the restructuring plan, the Company has incurred $2,010,000 of non-cash impairment of intangibles, losses on the sale and disposal of fixed assets totaling $1,378,039, write-offs on uncollectable receivables of $310,000, employee related expenses of $455,000, and $295,000 of other accruals and expenses associated with restructuring for the nine-month period ended September 30, 2005. The Company’s management believes the restructuring plan is substantially completed as of September 30, 2005.
      Future net lease obligations for closed facilities have been estimated at approximately $375,000 over the next four years. At September 30, 2005, one of the facilities was subleased and the Company was continuing to explore early termination or sublease opportunities for the remaining facilities.
5.     Acquisitions and dispositions

Acquisitions
      The following unaudited pro forma information is presented as if the purchase of the stock of Express-1, Bullet and Dasher had occurred on January 1, 2004:

	Three Months	Nine Months
	ended	ended
	September 30,	September 30,
	2004	2004

Total revenues	$16,081,000	$41,809,000
Net income applicable to common stock	$(586,000)	$(452,000)
Earnings per share:
Basic	$(.03)	$(.02)
Diluted	$(.03)	$(.02)
      Earnings per share is calculated based on approximately 3,500,000 additional shares being outstanding as of January 1, 2004 to account for the shares issued to raise capital to pay the initial purchase price of Express-1, Inc.

Dispositions
      During 2005, the Company disposed of certain businesses (Temple and Bullet), in conjunction with its restructuring plan. Outlined below, are the disposals and the more significant terms of each.

Temple
      Effective July 1, 2005 Segmentz Inc. sold a portion of its Pickup and Delivery division assets to TTSI Holdings, Inc. and Paul Temple (TTSI). Under the terms of the agreement, certain assets were sold to TTSI through issuance of a $105,000 note with interest of 6% per annum, payable in 60 equal monthly payments of principal and interest commencing on July 1, 2006. The assets purchased in this agreement in addition to the buyer’s accounts receivable secure this note.

Notes to Financial Statements — (Continued)
      Additionally as part of the agreement, Segmentz, Inc. agreed to provide TTSI with a $250,000 one-year line of credit facility bearing interest of 6% per annum payable in 60 equal monthly payments of principal and interest commencing July 1, 2006. The assets purchased in this agreement in addition to the buyer’s accounts receivable secure this note.
      TTSI also agreed to assume certain liabilities at closing in addition to selling 265,000 shares of Segmentz Inc. common stock to the Seller. These shares are reflected on the Segmentz, Inc. balance sheet under the caption “Treasury Stock” at September 30, 2005.

Bullet
      Effective August 12, 2005 Segmentz Inc. sold a portion of its pickup and delivery assets to Bullet Freight Systems & Logistics, Inc. (BFS). Under the terms of the agreement, certain assets were sold to BFS through issuance of a $33,000 note with interest of 6% per annum, payable in 60 equal monthly payments of principal and interest commencing on August 12, 2006. The assets purchased in this agreement in addition to the buyer’s accounts receivable secure this note.
      Additionally as part of the agreement, Segmentz, Inc. agreed to provide BFS with a $200,000 two-year line of credit facility with an interest rate of 6% per annum payable in 60 equal monthly payments of principal and interest commencing August 12, 2007. The assets purchased in this agreement in addition to the buyer’s accounts receivable secure this note.
      BFS also agreed to assume certain liabilities at closing in addition to selling 160,000 shares of Segmentz Inc. common stock to the Seller. These shares are reflected on the Segmentz, Inc. balance sheet under the caption “Treasury Stock” at September 30, 2005.
6.     Subsequent Events
      On October 24, 2005, the Company executed an early termination agreement with the lessor of its Knoxville, Tennessee property. The Company was released from all future obligations on the property in exchange for a one-time payment of $100,000. At the time of the agreement, the remaining rental payment stream for the Knoxville facility was approximately $264,000 payable monthly through May 1, 2009. The Company had recorded an impairment of approximately $138,000 as of September 30, 2005, in anticipation of future early termination or sublease agreements.
      On November 4, 2005, the Company entered into a new two-year revolving loan agreement with Chemical Bank of Michigan. The terms of the agreement are outlined more fully in footnote 3 within this Form 10-QSB. The Company plans to retire the Fifth Third Bank agreement and transition substantially all banking activities to Chemical Bank during the month of November 2005.

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
General
      We provide specialized expedited transportation services to customers through our primary operating subsidiary, Express-1, located in Buchanan, Michigan. In addition, we provide dedicated expedited services from our facility in Evansville, Indiana.
      Express-1 specializes in time critical deliveries and offers a variety of vehicle capacities, including vans, straight trucks and semis. Our asset-light model primarily utilizes a fleet of independent contractors to provide time-definite services throughout the United States and certain provinces of Canada. Express-1 is ISO 9001:2000 certified and operates a 24/7 call center providing coverage for all forms of on-demand capacity needs including surface and air delivery. Express-1 has been recognized for its excellence in customer service. Express-1 acts as a Tier 1 supplier to major automotive manufacturers as well as servicing the needs of a diverse client base including a number of Fortune 500 companies and third-party logistics providers.
      Our operation in Evansville, Indiana provides dedicated expedited transportation services from a primary automotive parts distribution facility. These services are fulfilled through a fleet of company operated trucks and trailers. The dedicated service contract extends through April 2007.
Restructuring
      In late 2004, subsequent to the acquisition of Express-1, our Board of Directors committed us to a restructuring plan designed to enhance our operating flexibility, upgrade and standardize our business processes, improve our customer service and increase our profitability. In the second quarter of 2005, our Board of Directors increased the scope of this plan by committing the Company to the disposal of significantly all non-expedited operations and the consolidation of all administrative functions within our Buchanan, Michigan location.
      The restructuring plan was substantially completed during the quarter ended September 30, 2005, and all known costs have either been expensed or accrued. Management believes the restructuring plan positions our Company to become profitable in the fourth quarter of 2005. Due to the success of this restructuring effort in addition to our renewed focus on our core expedited business model, our management team believes the remaining operations provide a solid and profitable foundation for future growth.

      Significant components of the restructuring include:

•	Reduction in head-count from 441 employees as of September 30, 2004, to 127 at the end of September 2005.

•	Reduction of corporate administrative costs by approximately $100,000 per month. Included in this cost was the elimination of the corporate offices in Tampa, Florida.

•	Reduction in the fixed cost component of our business model related to the elimination of company owned equipment and related expenses and the transition to an asset-light model.

•	Reduction in the number of information system platforms maintained from four systems to one system.

•	Reduction in the trucker’s liability portion of our insurance rates of approximately 19% associated with a change in the risk profile of our new expedited business model.
Plan of Operation
      Our Board of Directors and management team is focused on expanding our expedited operations under our brand, Express-1. In support of this strategy, we intend to seek shareholder approval to change our company name to Express-1 in conjunction with our annual shareholder’s meeting. Express-1 has become a recognized leader in the expedited transportation market since its inception in 1989. Our management estimates the expedited market in the United States to be in excess of $2.5 billion dollars and growing as more manufacturers shift to just-in-time inventories and leaner supply chains. We believe our footprint within the expedited transportation services niche will continue to expand at a substantial rate for the foreseeable future.
      In support of the transition towards a more profitable expedited business model, the Company will primarily focus on aggressive organic growth and improved operating efficiencies. In the near future, acquisitions will be considered only to the extent that they compliment our expedited business model and are accretive to our operational focus and the earnings of the company.
      There are a variety of risks associated with the Company’s ability to achieve strategic objectives. For a more detailed discussion of these risks, see the section entitled “Risks Particular to The Company’s Business” contained in the Company’s annual report for the year ended December 31, 2004 and filed on Form 10-KSB with the Securities and Exchange Commission.
Results of Operations
For the three months ended September 30, 2005 compared to the three months ended September 30, 2004.

	Three Months Ended September 30,				Year to Year Change

	2005	%	2004	%	Dollars	Percent

Operating revenue	$9,511,754	100.0%	$14,361,376	100.0%	$(4,849,622)	-33.8%
Operating expenses	$7,447,718	78.3%	$12,113,206	84.3%	$(4,665,488)	-38.5%
Sales, general and administrative expenses	$2,558,309	26.9%	$2,691,363	18.7%	$(133,054)	4.9%
Net loss	$(550,697)	-5.8%	$(288,783)	-2.0%	$(261,914)	90.7%
Earnings (loss) per share	$(0.02)		$(0.01)		$(0.01)
      Revenues decreased by $4,849,622, or 33.8%, to $9,511,754 for the quarter ended September 30, 2005, as compared to $14,361,376 for the quarter ended September 30, 2004. The decrease in revenue was primarily attributable to the cessation of our unprofitable linehaul, Tampa brokerage, pickup and delivery operations in accordance with our restructuring plan. This decrease was partially mitigated by the impact of the Express-1 acquisition on the full quarter of 2005, as opposed to only two months within the third quarter of 2004.

      Operating expenses, which consist primarily of payments for trucking services provided by both partner carriers and independent contractors, fuel, insurance, equipment costs and payroll expenses decreased by $4,665,488 or 38.5%, to $7,447,718 for the quarter ended September 30, 2005, compared to $12,113,206 for the quarter ended September 30, 2004. As a percentage of revenues, operating expenses amounted to 78.3% of related revenues for the three months ended September 30, 2005, compared with 84.3% for the same three-month period in the prior year. The change in operating expenses during the quarter resulted primarily from the disposition of our unprofitable pickup and delivery operations. The effect of the disposition was mitigated by the full quarter impact of Express-1 in the third quarter of 2005, contrasted against two months for the third quarter of 2004.
      Sales, general and administrative (SG&A) expense decreased by $133,054 or 4.9% to $2,558,309 for the quarter ended September 30, 2005 compared to $2,691,363 for the quarter ended September 30, 2004. SG&A expenses included approximately $490,039 of identified restructuring costs in the third quarter of 2005. As a percentage of revenue, SG&A expenses represented 27.5% of revenue in the quarter ended September 30, 2005 compared to 18.7% of revenues for the same quarter of 2004. The increase in SG&A expenses in relationship to revenue is primarily the result of restructuring charges including general and administrative costs associated with our disposed operations and the closing of our former Tampa administrative offices. Our management believes SG&A will decrease as a percentage of revenue in the future as the savings associated with relocating administrative functions to Buchanan, Michigan are realized.
      Our Company realized a loss from operations before provision for income taxes of $550,697 for the period ended September 30, 2005, compared with a loss from operations before provision for income taxes of $454,783 for the period ended September 30, 2004.
      There was no tax benefit recorded for the quarter ended September 30, 2005 compared to a benefit of approximately $166,000 for the quarter ended September 30, 2004. The lack of tax benefit was due to the significance of net operating losses in the preceding quarters. Future profitability will be monitored to reassess the deferred tax asset and related allowance and to determine the appropriate tax provision for future periods. Differences between the effective tax rate used for 2005 and 2004, as compared to the U.S. federal statutory rate, are primarily due to permanent differences and adjustments to the deferred tax asset valuation allowance.
      Basic and diluted loss per share for the quarter ended September 30, 2005 was $.02, compared with basic and diluted loss per share of $.01 for the three-month period ended September 30, 2004. The diluted loss per share was equivalent to the basic loss per share, as common stock equivalents were anti-dilutive for the quarters ended September 30, 2005 and 2004.
For the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

	Nine Months Ended September 30,				Year to Year Change

	2005	%	2004	%	Dollars	Percent

Operating revenue	$30,150,370	100.0%	$28,550,218	100.0%	$1,600,152	5.6%
Operating expenses	$23,897,865	79.3%	$23,803,296	83.4%	$94,569	0.4%
Sales, general and administrative expenses	$12,531,967	41.6%	$6,341,145	22.2%	$6,190,822	97.6%
Net loss	$(6,412,570)	-21.3%	$(1,087,165)	-3.8%	$(5,325,405)	489.8%
Earnings (loss) per share	$(0.24)		$(0.05)		$(0.19)
      Revenues increased $1,600,152, or 5.6%, to $30,150,370 for the nine months ended September 30, 2005, compared to $28,550,218 for the nine months ended September 30, 2004. The increase is primarily the result of the full year impact of the Express-1 acquisition in 2005, as opposed to two months in 2004. The impact of Express-1 on revenues was offset by the reduction in revenues associated with the disposal of our unprofitable linehaul, pick-up and delivery and Tampa brokerage, businesses during 2005.

      Operating expenses, which consist primarily of payments for trucking services provided by both partners and independent contractors, fuel, insurance, equipment costs and payroll expenses increased by $94,569, or 0.4%, to $23,897,865 for the nine-month period ended September 30, 2005, compared to $23,803,296 for the nine months ended September 30, 2004. As a percentage of revenues, operating expenses amounted to 79.3% of related revenues for the nine months ended September 30, 2005, compared with 83.4% for the same period in the year earlier. The reduction in operating expense as a percentage of revenue was primarily attributable to the decrease in fixed costs associated with the disposal of our unprofitable pick-up and delivery operations coupled with improvements in margin associated with rate increases in the Evansville dedicated operation. We anticipate continued improvement in margin, throughout 2005, as the full impact of the restructuring plan is realized in the form of reduced fixed overhead costs.
      Sales, general and administrative (SG&A) expense increased by $6,190,822 or 97.6% to $12,531,967 for the nine months ended September 30, 2005, compared to $6,341,145 for the nine months ended September 30, 2004. As a percentage of revenues, SG&A amounted to 41.6% of related revenues for the nine months ended September 30, 2005, compared with 22.2% for the same period in the year earlier. The change in SG&A resulted primarily from (i) the additional restructuring, exit and consolidation costs of approximately $4,448,039, and (ii) certain severance and other non-recurring costs not included as part of the restructuring attributable to the operation of the ceased pick-up and delivery operations coupled with the costs associated with maintaining corporate offices in Tampa, Florida.
      The Company realized a loss from operations before provision for income taxes of $6,412,570 for the nine months ended September 30, 2005, compared with a loss from operations before provision for income taxes of $1,688,165 for the same period in September 30, 2004. The loss is primarily the result of $4,448,039 in restructuring and exit costs coupled with the costs of maintaining duplicate administrative functions at the closed pick-up and delivery locations and our former Tampa, Florida headquarters.
      There was no tax benefit recorded for the nine-month period ended September 30, 2005, compared to a benefit of $601,000 for the nine months ended September 30, 2004. There was no tax benefit recorded due to the significant losses recorded in preceding periods. We will continue to monitor profitability during the fourth quarter of 2005 as well as into 2006, to access both our deferred tax position as well as associated provisions for tax expenses and benefits. Differences between the effective tax rate used for 2005 and 2004, as compared to the U.S. federal statutory rate, are primarily due to permanent differences and adjustments to the deferred tax asset valuation allowance.
      Basic and diluted loss per share for the nine months ended September 30, 2005 was $0.24, compared with basic and diluted loss per share of $0.05 for the nine months ended September 30, 2004. The diluted loss per share was equivalent to the basic loss per share, as common stock equivalents were anti-dilutive for the nine months ended September 30, 2005 and 2004.
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
      Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers and diverse range of industries and locations served. No customer comprised more than ten percent of the September 30, 2005 or December 31, 2004 customer accounts receivable balance.
      The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customers’ payment history and the customer’s current ability to pay its obligation. Based on managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $578,000 is considered necessary as of September 30, 2005, which is primarily related to the accounts receivables of the Bullet and Temple business units. Management believes that account receivables are recorded at their net realizable value. We do not accrue interest on past due receivables.

Contingent Liabilities
      The Company is party to legal actions, which are not material to operations pursuant to Item 301 of Regulation S-B.

EBITDA
      EBITDA for the three months ended September 30, 2005 was positive $331,465 compared to negative $149,322 in the comparable period of the prior year. EBITDA for the nine months ended September 30, 2005 was negative $655,964 compared to negative $771,645 in the comparable period of the prior year. We define EBITDA as earnings before interest, taxes, depreciation and amortization. In addition, we exclude from our EBITDA calculation the cumulative effect of a change in accounting principle, discontinued operations, and the impact of restructuring and certain other charges, and include in the EBITDA calculation selected financial data related to various Company acquisitions. A reconciliation of EBITDA to the most directly comparable GAAP financial measure is set forth herein.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net loss as reported	$(550,697)	$(288,783)	$(6,412,570)	$(1,087,165)
Income tax (benefit) provision	$—	$(166,000)	$—	$(601,000)
Interest expense	$56,424	$11,590	$133,108	$93,942
Depreciation and amortization	$335,699	$293,871	$1,175,459	$822,578
Restructuring, exit and consolidation expenses	$490,039	$—	$4,448,039	$—

EBITDA	$331,465	$(149,322)	$(655,964)	$(771,645)

SELECTED FINANCIAL DATA
For the three months ended, September 30, 2005

		Evansville		Core	Bullet and
	Express-1	Dedicated	Corporate (1)	Business (2)	Temple	Other	Segmentz, Inc.

Operating Revenues	$8,086,657	$1,152,128	$—	$9,238,785	$249,490	$23,479	$9,511,754
Operating Expenses	$6,081,398	$988,722	$—	$7,070,120	$359,314	$18,284	$7,447,718
Sales, general and administrative expenses	$1,363,798	$122,756	$540,689	$2,027,243	$89,614	$7,837	$2,124,694
Restructuring expenses	$—	$—	$490,039	$490,039	$—	$—	$490,039

Net income (loss) before provision (benefit) for taxes	$641,461	$40,650	$(1,030,728)	$(348,617)	$(199,438)	$(2,642)	$(550,697)

Restructuring expenses	$—	$—	$490,039	$490,039	$—	$—	$490,039
Depreciation and amortization	$192,921	$96,790	$49,161	$338,872	$(3,173)	$—	$335,699
Interest expense, net	$—	$—	$56,424	$56,424	$—	$—	$56,424
Taxes	$—	$—	$—	$—	$—	$—	$—

EBITDA	$834,382	$137,440	$(435,104)	$536,718	$(202,611)	$(2,642)	$331,465

(1)	Includes costs associated with operating the Tampa administrative offices.

(2)	The “Core Business” column is provided to reflect for the readers a subtotal of the operations that remain, after the recent completion of the restructuring.
Selected Financial Data
For the nine months ended, September 30, 2005

		Evansville		Core	Bullet and
	Express-1	Dedicated	Corporate (1)	Business	Temple	Other	Segmentz, Inc.

Operating Revenues	$22,153,841	$3,281,222	$—	$25,435,063	$4,471,677	$243,631	$30,150,371
Operating Expenses	$16,581,586	$3,044,736	$—	$19,626,322	$3,715,969	$555,573	$23,897,864
Sales, general and administrative expenses	$4,549,541	$475,833	$1,910,988	$6,936,362	$1,167,155	$113,521	$8,217,038
Restructuring expenses	$—	$—	$4,448,039	$4,448,039	$—	$—	$4,448,039

Net income (loss) before provision (benefit) for taxes	$1,022,714	$(239,347)	$(6,359,027)	$(5,575,660)	$(411,447)	$(425,463)	$(6,412,570)

Restructuring expenses	$—	$—	$4,448,039	$4,448,039	$—	$—	$4,448,039
Depreciation and amortization	$578,763	$311,084	$200,115	$1,089,962	$85,497	$—	$1,175,459
Interest expense, net	$—	$—	$133,108	$133,108	$—	$—	$133,108
Taxes	$—	$—	$—	$—	$—	$—	$—

EBITDA	$1,601,477	$71,737	$(1,577,765)	$95,449	$(325,950)	$(425,463)	$(655,964)

(1)	Includes costs associated with operating the Tampa administrative offices.

(2)	The “Core Business” column is provided to reflect for the readers a subtotal of the operations that remain, after the recent completion of the restructuring.
      The selected data represents “reporting units” within the Company and are primarily allocated based on acquisitions, which is the basis for their respective earn-out provisions. The subtotal entitled “Core Business” represents the operations remaining after the completion of the restructuring plan, and is intended only to give the reader the ability to view what are now our ongoing operations, exclusive of the closed operations. The column entitled Other represents services or location revenue and expenses that has primarily been eliminated based on the restructuring plan implemented in the fourth quarter of 2004. Neither Dedicated nor Other met the quantitative criteria in 2004 or 2005 required for segment reporting.

USE OF GAAP AND NON-GAAP MEASURES
      In addition to results presented in accordance with generally accepted accounting principles (“GAAP”), we have included in this report earnings “EBITDA” with EBITDA being defined as earnings before interest, taxes, depreciation and amortization and excluding the cumulative effect of a change in accounting principle, discontinued operations, and the impact of restructuring and other charges. We have also included some selected financial data related to the various acquisitions and operating locations. For each non-GAAP financial measure, we have presented the most directly comparable GAAP financial measure and reconciled the non-GAAP financial measure with such comparable GAAP financial measure.
      These non-GAAP financial measures provide useful information to investors to assist in understanding the underlying operational performance of our company. Specifically, EBITDA is a useful measure of operating performance before the impact of investing and financing transactions, making comparisons between companies’ earnings power more meaningful and providing consistent period-over-period comparisons of our Company’s performance. In addition, we use these non-GAAP financial measures internally to measure our on-going business performance and in reports to bankers to permit monitoring of our ability to pay outstanding liabilities.
Liquidity and Capital Resources
      As of September 30, 2005 we have approximately $498,000 of working capital with associated cash and cash equivalents of approximately $176,000, compared with working capital of approximately $3,714,000 and cash of approximately $854,000 at December 31, 2004.
      During the nine-month period ended September 30, 2005 cash has decreased by approximately $678,000. During the same period we completed payments related to previous acquisitions of approximately $1,524,000 and experienced operational losses which were primarily off-set by: (i) the net increase of approximately $1,434,000 in debt; (ii) the significant decrease in the accounts receivable associated with our restructuring of approximately $1,863,000; (iii) the sale of the Lexington facility; (iv) the $3,510,000 of non-cash impairments recorded during the period and (v) the extension of credit facilities to the buyers of our pickup and delivery operations in the amount of $400,000. We will fund future revenue growth primarily through operations and the line of credit.
      In conjunction with the preparation of these statements and to further analyze the ability of our operations to generate future operating cash flow, we evaluated our historical performance, as well as our expected performance for the remainder of 2005 and the full year of 2006, as a basis for determining whether our Company should be considered to have operational, liquidity and other concerns that might raise doubts about our continuance and ability to meet future financial obligations. Among the items considered in this analysis were the historical losses, the significance of the restructuring charges, the completeness of the restructuring, the historical performance of our expedited (Express-1) and dedicated operations and the availability and adequacy of our liquidity and capital resources. In the opinion of our management, based upon the above analysis, our Company should be considered as a going concern.
      To ensure that our Company has adequate near-term liquidity, our wholly owned operating subsidiary, Express-1 entered into new agreements on November 4, 2005 with Chemical Bank, a Michigan banking corporation, under which Chemical Bank extended an asset-based line of credit to Express-1 with Segmentz acting as guarantor. Under the loan documents, Express-1 may draw down under the line of credit the lesser of $6,000,000 or 80% of the eligible accounts receivable of Express-1, Inc, plus $800,000. The additional $800,000 is available based upon the granting of a security interest in our Buchanan, Michigan facility and further subject to the retirement of the Fifth Third mortgage on this same facility. All obligations of Express-1 under the agreements are secured by the accounts receivable of Express-1, Inc. Segmentz entered into agreements providing for a guaranty of the obligations of Express-1 under the loan documents. All advances under the agreement are subject to interest at the rate of the Bank’s prime plus an applicable margin that ranges from negative 0.50% to positive 0.25% based upon the performance of Segmentz in the preceding quarter. Interest is payable monthly. The maturity date of the loan is November 15, 2007. The Company’s line of credit contains various covenants pertaining to the maintenance of certain financial ratios. As of the date of the Chemical Bank agreement, we have available borrowing capacity of approximately $1.5 million, and an initial effective interest rate of prime minus one quarter percent (6.75%). The Chemical Bank facility will be used, in part, to retire the existing Fifth Third agreement, during November 2005.
      As of September 30, 2005, our Company had in place a banking agreement with Fifth Third Bank, a Michigan banking corporation. The agreement provided for the extension of an asset-based line of credit to Segmentz. Under the Loan Documents, Segmentz could draw down under the line of credit the lesser of $3,500,000 or 80% of the eligible accounts receivable of Segmentz and its wholly owned subsidiary Express-1, Inc. All obligations of Segmentz under the agreements have been secured by the accounts receivable of Segmentz. Express-1, Inc. entered into agreements providing for a guaranty of the obligations of Segmentz under the Loan Documents, which guaranty was secured by the accounts receivable of Express-1, Inc. All advances under the Loan Documents have been subject to interest at the rate of the one-month LIBOR plus 3.0%, payable monthly. The maturity date of the loan is July 1, 2005, which was extended through December 31, 2005. The Fifth Third facility contained various covenants pertaining to the maintenance of certain financial ratios. As of September 30, 2005, our Company did not meet two of the required ratios. While management believes it is unlikely that the bank will demand payment or perfect its security interest, there is no assurance that remedies under the agreement would be exercised. As of September 30, 2005 the interest rate was approximately 6.08% and approximately $1,000,000 was available under the Fifth Third Bank credit facility. Our management expects to retire the Fifth Third facility, in November 2005 and replace it with the new Chemical Bank facility, outlined herein.
      We may receive proceeds in the future from the exercise of warrants and options outstanding as of September 30, 2005 in accordance with the following schedule:

	Approximate
	Number of	Approximate
	Shares	Proceeds

Total options and warrants outstanding	13,398,450	$20,686,976

      Our strategy is to continue to expand primarily through organic growth within the expedited transportation market. Our ability to implement our growth will depend on a number of factors, which may be beyond our control. There can be no assurance that we will be successful in implementing our growth strategy. Our successful implementation will also be dependent upon obtaining adequate financing. We may not be able to obtain financing on favorable terms.
      We will be required to make significant payments in the future if the contingent consideration installments under our various acquisitions become due. While we believe that a significant portion of the required payments will be generated by our operations, we may have to secure additional sources of capital to fund some portion of the contingent consideration payments as they become due. This presents our Company with certain business risks relative to the availability and pricing of future fund raising, as well as the potential dilution of our stockholders equity, if the fund raising involves the sale of equity.
      These contingent consideration amounts are tied directly to divisional performance of the respective entities, mitigating some of the risks that might exist for contingent payments tied to other performance indicators. We will examine the annual benchmarks for each contingent consideration payment and will reserve any potential funds due under these agreements at the end of each fiscal quarter when the pro-rated annual benchmark is achieved for that quarterly period.

      Below is a table of the possible contingent consideration that we could pay over the next five years if certain criteria related to the acquired entities is obtained:

Year Ending	Possible
December 31,	Payments*

2006	$1,710,000
2007	$1,960,000
2008	$2,210,000

Total	$5,880,000

*	Payments are listed in the year they become due to be paid. Some portions of the payments can be paid in cash or stock.
      We have been named as a defendant in several legal proceedings. Although we believe that the claims asserted in these proceedings are without merit and intend to vigorously defend these matters, there is the possibility that we could incur material expenses in the defense and resolution of these matters. Furthermore, since we have not established material reserves in connection with such claims, any such liability, would be recorded as an expense in the period incurred or estimated. This amount, even if not material to our overall financial condition, could adversely affect our results of operations in the period recorded.

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
      From time to time, the Company is involved in various civil actions as part of its normal course of business. The Company is not party to any litigation that is material to ongoing operations as defined in Item 301 of Regulation S-B as of the period ended September 30, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
      None

Item 3.	Defaults upon Senior Securities.
      The Company’s line of credit contains various covenants pertaining to the maintenance of certain financial ratios. As of September 30, 2005, the Company did not meet two of the required ratios, with it’s line of credit through Fifth Third Bank. Subsequent to September 30, 2005, and prior to this filing, the Company has entered into a new line of credit facility with Chemical Bank, that replaces the Fifth Third facility. No events of default exist on the Chemical Bank facility, as of the filing date.

Item 4.	Submission of Matters to a Vote of Security Holders.
      No matters were submitted to the shareholders for voting during the three month period ended September 30, 2005.

Item 5.	Other Information.
      On November 9, 2005, one of the directors, Robert Gries, gave notice to Segmentz, Inc. of his intent to resign his position on the board of Directors and all associated committees. A Form 8-K was filed with the Securities and Exchange Commission on November 9, 2005, reflecting this Change in Directors and is incorporated herein by reference.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

SIGNATURES
      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Segmentz, Inc.

/s/ Mike Welch

Chief Executive Officer

/s/ Mark Patterson

Chief Financial Officer

/s/ Jennifer Dorris

Chairman of Audit Committee
Date November 14, 2005

Exhibit Index
Item No.

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