Form 10KSB
period 2005-12-31
SEGMENTZ INC
filed 2006-03-31
CIK 1166003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 000-49606

SEGMENTZ, INC.
(Exact name of registrant as specified in its charter)

Delaware	03-0450326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
429 Post Road — Buchanan, Michigan (Address of principal executive offices)	49107 (Zip Code)
Registrant’s telephone number, including area code:
(269) 695-4920

      Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None
Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:

Common Stock, par value $.001 per share	American Stock Exchange

      Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     ☐
      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     ☑
      Issuer’s revenues for its fiscal year ended December 31, 2005: $39,848,000
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of voting and non-voting common equity held by non-affiliates of the issuer was approximately $25,142,000 based on the last reported sale price of issuer’s common stock on March 17, 2006 as reported by American Stock Exchange.
      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
      As of March 17, 2006, the number of shares of the issuer’s common stock outstanding: 26,465,034
DOCUMENTS INCORPORATED BY REFERENCE:
      Certain parts of the Registrant’s Proxy Statement on Form 14A, to be filed with the Securities and Exchange Commission with respect to the Registrant’s Annual Meeting of Shareholders, are incorporated by reference into Part III of this Form 10-KSB.
      Transitional Small Business Disclosure Format:     Yes ☐          No ☑

SEGMENTZ, INC.
ANNUAL REPORT ON FORM 10-KSB
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2005

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
ORGANIZATION AND OVERVIEW

Initial Organization
      Segmentz Inc. (“Segmentz,” the “Company,” “we,” and “us”), a Delaware corporation, is a Buchanan, Michigan based company that provides transportation services to a diverse client base within the United States and portions of Canada. We originated in 2001 and have primarily utilized an acquisitive business strategy since that time. Our intent has been to create a multifaceted transportation organization offering transportation services that include expedite, deferred air freight, local cartage, aircraft charters, dedicated delivery, shipment consolidation, warehouse management and fulfillment services. We raised capital through a series of private placements and used this capital to acquire five transportation companies, as well as to support the formation of transportation operations. The acquisitions include: Temple Trucking Services, Inc. (Temple) in October 2004, Express-1, Inc. (Express-1) in August 2004, Dasher Express, Inc. (Dasher) in December of 2003, Bullet Freight Systems, Inc. (Bullet), together with its affiliates, in October 2003 and certain assets of Murphy Surf Air Trucking, Inc. in October 2003. In addition, we purchased certain assets of Frontline Freight in January 2004 and subsequently disposed of these assets within 2004. Our physical presence grew to include locations in twenty (20) cities operating across many transportation service sectors. We have had a history of operating losses, primarily attributable to our initial growth strategy. We were unsuccessful in developing operational synergies and economies of scale in our diverse operations that could have helped us become profitable.

Restructuring
      In 2004, shortly after the acquisition of Express-1, Inc., our Board of Directors and management team implemented a restructuring plan (the “Plan”) for our Company. The Plan called for the closing of our unprofitable companies, operations and locations. It also refocused our Company on our profitable expedite transportation businesses. Throughout the fall of 2004, we exited our airport-to-airport business and consolidated our Dasher business into our other expedite operations. Continuing this restructuring activity in 2005, we exited our Tampa brokerage in addition to our Temple and Bullet operations. We also completed the relocation of our executive offices from Tampa, Florida to Buchanan, Michigan.
      Due to the restructuring, we have been able to eliminate the need for physical facilities in eighteen (18) locations, thereby greatly reducing our overhead burden. Headcount was reduced from a high of 475 in August 2004, to 274 at December 31, 2004 and was further reduced to 127 employees as of December 31, 2005. The table below outlines the timeline and activities involved in the restructuring Plan along with the restructuring charges associated with each activity. In addition, a list of the closed locations has been included below.

Segmentz Restructuring Charges

Classification	2004	2005	Amount

Writeoff of goodwill and intangibles	$—	$2,010,000	$2,010,000
Writeoff and impairment of assets	550,000	1,378,000	1,928,000
Employee costs and severance	630,000	455,000	1,085,000
Other restructuring expenses	651,000	295,000	946,000
Impairment of leases	737,000	—	737,000
Writeoff of uncollectible accounts	—	310,000	310,000

Subtotal restructuring charges	$2,568,000	$4,448,000	$7,016,000

Locations Closed in Restructuring Activities

Jacksonville, FL	Warsaw, IN
Miami, FL	Lexington, KY
Orlando, FL	Louisville, KY
Tampa, FL	East Brunswick, NJ
West Palm Beach, FL	Greensboro, NC
Atlanta, GA	Cincinnati, OH(1)
Bensenville, IL	Knoxville, TN
Urbana, IL	Maybank, TX
Indianapolis, IN

(1)	Two locations were closed in Cincinnati
      During the third quarter of 2005, our Company completed substantially all of our restructuring activities. Remaining after the completion of the Plan were our Express-1 expedite operations located in Buchanan, Michigan and our dedicated expedite transportation operation located in Evansville, Indiana. The Express-1 operations have historically been profitable, while the Evansville operations have become profitable during 2005. These operations are complimentary and provide us with a core base of focused transportation services, on which to build. In conjunction with this restructuring, we anticipate gaining approval from our shareholders at our next annual meeting to change our name from Segmentz, Inc. to Express-1 Expedite Solutions Inc.
EXPEDITE TRANSPORTATION MARKET
      The trucking industry in the United States is estimated to exceed $600 billion in annual revenue and is expected to grow at a rate parallel to the U.S. economy, according to the American Trucking Association (ATA). The trucking industry is comprised of both private fleets and for-hire carriers. The for-hire market represents approximately 40% of trucking industry volume, according to the ATA. Within this for-hire market is a much smaller subset of freight movements that are time definite and/or time sensitive making up the expedite transportation market. The expedite market is characterized by shipments that are typically completed in the same day or are high priority in nature. The magnitude of the expedite freight volume in the U.S. has been defined by various sources to have annual revenues ranging from a few billion dollars to several times this amount. For purposes of this report, we use the terms expedite and expedited interchangeably.
      The expedite market developed primarily as a result of the shift towards more tightly managed supply chains, and serves companies of all sizes, which depend on the delivery of just-in-time inventory to help them control costs and compete more efficiently. As companies manage their inventories, services and production lines in an increasingly leaner fashion, the need for specialized transportation services has increased. The expedite transportation industry has supported this transformation by helping companies reduce overhead and by streamlining the materials management process.

      Expedite transportation providers also service industries where the products are routinely dated and require tightly staged delivery schedules, such as within the financial printing and pharmaceutical industries. In addition, due to the continual shortages of drivers within the overall transportation industry and the varying levels of capacity, more industries have begun to use expedite transportation services to mitigate the interruptions occasionally caused by other forms of transportation such as full-truckload and less-than-truckload services.
      We provide expedite services to over 1,000 customers, specializing in time sensitive transportation and offer a variety of exclusive use vehicles, providing reliable same day or high priority service between points within the United States and parts of Canada. Services include expedite surface transportation, aircraft charters and dedicated expedite delivery. Our vehicles include cargo vans, both 12 foot and 24 foot straight trucks and tractor-trailers. Our Company offers an ISO 9001:2000 certified, twenty-four hour, seven day a week call center allowing the customer immediate communication and status of time sensitive shipments in transit. We also provide the customer with electronic alerts, shipment tracking, proof of delivery reconciliation, billing status and performance reports. We are dedicated to providing premium services that are customized to meet our client’s individual needs and flexible enough to cope with an ever-changing business environment.
GROWTH STRATEGY
      Our current growth strategy is focused on organic initiatives, which we feel will enhance both our top and bottom lines. Through organic means, our management team anticipates we will be able to increase our fleet capacity, expedite market presence and geographic footprint. Our confidence in this strategy is based, in part, upon our successful record of organic growth within our Express-1 expedite operations. Complementing this internal growth, we plan to entertain selective acquisitions on occasion, if they compliment our growth strategies as noted below.
      Increase Fleet Capacity — We rely on independent contractors to provide most of our capacity. Most of our drivers are independent business persons who operate one or more of their own units on a contract basis with our Company. These drivers typically sign on with us for periods longer than thirty days and provide services under our operating authority and public liability insurance. In addition we supplement our independent contractor fleet, by obtaining capacity from partner carriers. Usually, partners consist of trucking companies that operate under their own operating authority and public liability insurance contracting with our Company for one or more loads. Although our operating margin is typically less with our partner carriers, this network of carriers enables us to handle peak demands throughout the year.
      The use of third parties allows us to maintain a lower level of capital investment which historically has allowed Express-1 to grow with less capital investment than carriers which use company owned equipment. We define this less capital intensive operating model as “asset light.” In 2005, we were successful in growing our fleet of independent contractors and partner carriers and continue to believe that we will be able to further increase our fleet in future periods to meet the demands of our customer base.
      Expedite Market Presence — Express-1 has an outstanding reputation for high quality service within the industry, as evidenced by the numerous service awards we have received over the years. Some of our most recent awards include being named as the Expeditor of the Year by Landstar Global Logistics, and receiving the carrier excellence award from National Logistics Management. Our Evansville operation was recently recognized by Ford’s Customer Service Division and presented with their inaugural carrier of the quarter award presented to their premier dedicated delivery service providers. We continue to promote our name to new and existing industries by appearances at trade shows as well as promotions utilizing various other mediums, including a strong external sales force. Our proposed name change from Segmentz, Inc. to Express-1 Expedite Solutions, Inc. is primarily intended to further strengthen our brand.
      Awareness of our company and its services within the expedited market is further enhanced by our internal sales team who are focused on resolving issues for our customers. When expedites are necessary, customers want to make sure their critical calls go to an organization that understands their urgency and timeline. They generally want a commitment over the phone or within a very short timeframe via an electronic medium, such as the internet. Once the load is committed, our customers want to receive updates and communications that give them assurance the load will be delivered on time and as agreed. Our internal sales team is structured to provide this coverage and comfort to our customers.
      Geographic Footprint — We have expanded our geographic footprint within the expedited market, primarily through the use of external sales personnel. As of December 31, 2005, we had eight field sales representatives. Together with our Sales management team and support staff, our company is continually making new contacts and turning leads into sales relationships. This structure has allowed our routine services to expand beyond their Midwest origins to cover the eastern 30 states in the U.S. as well as Texas and Ontario over the past few years. Our expedite movements venture beyond this core region on an irregular basis, and service shipments in the lower 48 states within the U.S. and other parts of Canada.
      Our geographic footprint is also enhanced by our growing capacity. As our capacity increases, our opportunities to expand geographically also increase. Much of the expedite market in the U.S. is controlled by third party logistics companies. These companies increasingly award freight movements through electronic methods, such as e-mail and via the internet. Our increases in capacity have allowed our company to be awarded loads that cover ever broadening geographical areas.
      Complement Organic Growth with Acquisitions — We will continue to entertain potential acquisitions to complement our organic growth and increase our size and expedite market share. Future acquisitions will be considered to the extent they compliment our focus on the expedited transportation market; can be readily assimilated into the overall operations of the Company; and can become quickly accretive to our earnings. We were not in discussions with potential acquisition candidates as of December 31, 2005.
OPERATIONS AND SERVICES
      We are an asset light expedite transportation services provider, specializing in time critical delivery in support of our customers needs. We are ISO certified and operate a twenty-four hour seven day a week call center operation for all on demand capacity needs, including air charters. We offer a variety of exclusive use vehicles, providing reliable same day or high priority freight services.
      Our Express-1 expedite operations are headquartered in Buchanan, Michigan and provide approximately 90% of our revenues. Express-1 uses a fleet of independent contractors to provide most of its operating capacity. Supplementing this fleet are partner carriers who provide both dedicated and on-demand capacity for our customers.
      Our Evansville operation provides dedicated expedite services to a major automotive manufacturer, through a long term contract with a third party logistics provider. Our operations fulfill orders between service locations and a major parts distribution facility in Evansville, Indiana. Our Evansville operation was recently recognized by Ford as the Top Performing Carrier, as chosen by their Customer Service Division for the fourth quarter of 2005. Our initial four-year contract runs through April 2007 and we anticipate seeking renewal prior to that time. Our management team is hopeful that this relationship will be extended for many years and is committed to working with our customer to facilitate this renewal.
INFORMATION SYSTEMS
      The transportation industry increasingly relies upon information technology to link the shipper with its inventory and as an analytical tool to optimize transportation solutions. We utilize satellite tracking and communication units on our fleet of contractors to continually update the position of our equipment. The equipment also allows us to communicate specifically to an individual driver or to a larger fleet of drivers. Information received through our satellite communications system automatically updates our internal software and provides our customers with real-time electronic updates. Investment in technology including satellite communications equipment, computer networks and the related hardware and software typically represents our largest single capital expenditure.

CUSTOMERS, SALES AND MARKETING
      We have many commercial customers ranging from small companies to Fortune 500 companies. Express-1 is a leading expedite transportation supplier which services a diverse client base representing; commercial printing, consumer staples, pharmaceuticals, high tech and major domestic automotive manufacturers. Recently we obtained our hazmat authority to better meet the service needs of our customers by providing them a single source for most of their expedite movements. In addition, we serve third party logistics providers, airfreight forwarders and integrated air cargo carriers. Our third party logistics customers vary in size from small, independent, single facility companies to large, global logistics companies. We market our services within the United States and portions of Canada, through the business development staff and regional outside sales representatives. Our executive management team is also actively involved in sales and marketing at the national account level.
COMPETITION AND BUSINESS CONDITIONS
      The transportation industry is intensely competitive and should remain so for the near future. Our competitors include national and regional expedite transportation companies that specialize in same day or high priority freight services. In addition, many larger full truckload and less-than-truckload motor carriers offer services that compete for our customer’s time sensitive transportation needs. To a lesser extent, we compete with integrated air cargo carriers and passenger and cargo airlines. Our competitive landscape is characterized on service, delivery timeframes, flexibility and reliability, as well as rates. We have historically offered services at rates that are in-line with those charged by our competitors in the expedite industry. We believe we have an advantage over many competitors based upon our reputation for quickly and efficiently covering loads.
REGULATION
      The U.S. Department of Transportation (DOT) regulates our industry. This regulatory authority has broad powers, generally governing matters such as authority to engage in motor carrier operations, safety, hazardous materials transportation, certain mergers, consolidations and acquisitions and periodic financial reporting. The trucking industry is subject to regulatory and legislative changes, which can affect the economics of the industry. We are also regulated by various state agencies and, in Canada, by other regulatory authorities.
      Our safety rating is satisfactory, the highest rating given by the Federal Motor Carrier Safety Administration (FMCSA), a department within the DOT. There are three safety ratings assigned to motor carriers: “satisfactory”, “conditional”, meaning that there are deficiencies requiring correction, but not so significant to warrant loss of carrier authority and “unsatisfactory”, which is the result of acute deficiencies leading to the revocation of carrier authority.
      Our operations are also subject to various federal, state and local environmental laws and regulations dealing with transportation, storage, presence, use, and the disposal and handling of hazardous materials. The Code of Federal Regulations regarding the transportation of hazardous materials, group hazardous materials into different classes according to risk. We transport only low to medium risk hazardous material, representing less than 1% of our total shipments. These regulations also require us to maintain minimum levels of insurance.
SEASONALITY
      Historically, our revenues and profitability have been subject to seasonal fluctuations. Our seasonality has changed somewhat from historical patterns, due to our restructuring efforts. Future seasonality will more closely reflect the historical trends of our Express-1 operations. Approximately 45% of our Express-1 revenue has historically been derived in the first and second quarters with the remaining 55% coming in the third and fourth quarters. Income from operations has traditionally increased quarter by quarter throughout the year, at Express-1, as freight demands have created tighter capacity and resulted in increased rates. This pattern has resulted from factors such as climate, national holidays, customer demand and other economic conditions. Our

Evansville operation has not shown the same degree of seasonal fluctuation due to the consistency of its dedicated contract.
EMPLOYEES AND INDEPENDENT CONTRACTORS
      At December 31, 2005, we had approximately 127 full-time employees. At this time, none of our employees are covered by a collective bargaining agreement. We recognize our trained staff of employees as one of our most critical resources, and recognize that the recruitment, training and retention of qualified employees is essential to our ongoing success.
      In addition to our employees, we also support our capacity needs through the use of independent contractors. These individuals operate their own vehicles and pay for all the operating expenses of their equipment, including: wages and benefits, fuel, physical damage insurance, maintenance, highway use taxes, and other related equipment costs. By utilizing the services of independent contractors, we have reduced the amount of capital required for our growth which we feel has lessened our financial risk.
SEC FILINGS
      Since our inception, our status with the Securities and Exchange Commission (“SEC”) has been that of a small business filer. We will become a regular status filer for periodic reports and other filings submitted to the SEC beginning with the first reports filed for calendar year 2006. As a result, we will file forms 10Q and 10K to satisfy our periodic reporting requirements instead of forms 10QSB and 10KSB. We make available on our website, located at www.express-1.com, all materials filed with the SEC.
      In addition, our public filings may be either accessed free of charge on the SEC’s Edgar website, located at www.sec.gov, or read and copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
      Neither the information on our Company website nor the SEC website is incorporated in this report as a result of these references.
CORPORATE INFORMATION
      Segmentz, Inc. was incorporated in Delaware in 2001. Our executive offices are located at 429 Post Road, Buchanan, Michigan 49107. Our telephone number is (269) 695-2700 and the internet website address is www.express-1.com. Our stock is listed on the American Stock Exchange (AMEX) under the symbol “SZI”. In conjunction with our anticipated name change after our Annual Meeting of Stockholders, we have reserved AMEX stock symbol “XPO”. The information on our website is not incorporated in this report as a result of this reference.
RISKS PARTICULAR TO THE COMPANY’S BUSINESS
CUSTOMER CONCENTRATION; RELIANCE ON AUTOMOTIVE INDUSTRY
      Express-1 obtained approximately 49% of its revenue from our twenty largest customers in 2005. For 2004, we obtained approximately 53% of our revenue from our top twenty customers. While the individual customer rankings between our top customers often change from month-to-month, we rely upon our relationship with each of these customers for a significant portion of our revenues. Any interruption in the business volume awarded by these customers could materially adversely impact our revenues and resulting profitability.
      The automotive industry within the U.S. is highly competitive, with increased competition from foreign-based companies. These companies produce automobiles in both the U.S. as well as foreign locations. The Big Three U.S. automakers have seen declining market shares fueling concern among the media and numerous financial analysts over whether they will be able to sufficiently scale their operations at sustainable levels to improve recent poor operating results. In addition to the big three automotive manufacturers, our customers include various automotive industry suppliers that have been and will continue to be negatively impacted by the changing landscape in the U.S. automotive market. Continuing negative trends or a worsening in the financial condition of the domestic U.S. automotive manufacturers, or within the associated supplier base, could materially adversely impact our company, our revenues, and the results of our operations.
LOSSES FROM OPERATIONS; NO ASSURANCES OF PROFITABILITY
      We have a history of losses from operations. For the years ended December 31, 2005 and 2004, our operating losses were approximately $5,815,000 and $3,238,000, respectively. There can be no assurance that we will not incur additional losses in the future, or that our restructuring plan will position our Company in the manner necessary to create sustainable operating profits in the future. There is no assurance that we will be able to generate sufficient revenue to meet our operating expenditures or to operate profitably.
ECONOMIC RISKS; RISKS ASSOCIATED WITH THE BUSINESS OF TRANSPORTATION AND LOGISTICS MANAGEMENT
      Our business is dependent upon a number of factors, over which we have little or no control that may have a materially adverse effect on our results of operations. These factors include: capacity swings in the trucking industry, significant increases or rapid fluctuations in fuel prices, interest rates, fuel taxes, government regulations, governmental and law enforcement anti-terrorism actions, tolls, license and registration fees, insurance premiums and labor costs. It is difficult at times to attract and retain qualified drivers and independent contract drivers. Operations also are affected by recessionary economic cycles and downturns in customers’ business cycles, particularly in market segments and industries (such as manufacturing, retail and commercial printing) in which we have a significant concentration of customers. Seasonal factors could also adversely affect us. Customers tend to reduce shipments after the winter holiday season and operating expenses tend to be higher in the winter months primarily due to increased operating costs in colder weather and higher fuel consumption as a result of increased idle time. Regional or nationwide fuel shortages could also have adverse effects.
DEPENDENCE ON EQUIPMENT PROVIDED BY THIRD PARTIES; RELIANCE ON INDEPENDENT CONTRACTORS
      The trucking industry is dependent upon transportation equipment oftentimes provided by independent third parties. Periods of equipment shortages have occurred periodically in the transportation industry, particularly during a strong economy. If we cannot secure sufficient transportation equipment or transportation services from these third parties to meet our customers’ needs, our business, results of operations and financial position could be materially adversely affected and our customers could seek to have their transportation needs met by other parties on a temporary or permanent basis.
NEW TRENDS AND TECHNOLOGY; CONSOLIDATION AMONG CUSTOMERS
      If, for any reason, the Company’s business of providing services ceases to be a preferred method of obtaining these services by our customers, or if new supply chain or technological methods become available and widely utilized to reduce the need for expedite transportation services, our business could be adversely affected. Moreover, increasing consolidation among customers and the resulting ability of such customers to utilize their size to negotiate lower outsourcing costs has, and may continue in the future to have, a depressing effect on the pricing of third-party logistic services. Consolidation is not limited to traditional customers such as manufacturers, but also includes consolidation of expedite volume by third party logistics companies, which increasingly control more of the expedite market and influence prices of expedite services through the use of technology such as internet auctions.

INTERRUPTION OF BUSINESS DUE TO INCREASED SECURITY MEASURES IN RESPONSE TO TERRORISM
      The continued threat of terrorism within the United States and the ongoing military action and heightened security measures in response to such threat has and may cause significant disruption to commerce. Our business depends on the free flow of products and services through these channels of commerce. In response to terrorists’ activities and threats aimed at the United States, transportation and other services have been slowed or stopped altogether. Further delays or stoppages in transportation or other services could have a materially adverse effect on our business, results of operations and financial condition. Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the activities and potential activities. We may also face interruption of services due to increased security measures in response to terrorism. The U.S. economy in general can be adversely affected by terrorist activities and potential activities. Any economic downturn could adversely impact our results of operations or otherwise adversely affect our ability to grow our business. It is impossible to predict how this may affect our business or the economy in the U.S. and in the world, generally. In the event of further threats or acts of terrorism, our business and operations may be severely and adversely affected or destroyed.
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
REGULATION
      Our operations are regulated and licensed by various U.S. and Canadian agencies. Our drivers and independent contractors also must comply with the safety and fitness regulations of the United States Department of Transportation, or DOT, including those relating to drug and alcohol testing and hours-of-service. Such matters as weight and equipment dimensions are also subject to U.S. and Canadian regulations. We also may become subject to new or more restrictive regulations relating to fuel emissions, drivers’ hours-of-service, ergonomics, or other matters affecting safety or operating methods. Future laws and regulations may be more stringent and require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs. Higher costs incurred by us or by our suppliers who pass the costs onto us through higher prices would adversely affect our results of operations.
      The FMCSA revised their Hours-of-Service (“HOS”) regulations effective January 2004 to increase the maximum daily drive time from 10 to 11 hours, but no longer allowed for breaks in the on-duty period. We believe that these changes may have caused productivity to decline due to unavoidable wait time incurred while our equipment is loaded, unloaded or otherwise detained which cannot be recovered with additional drive time. In such situations, we have worked with our shippers to try to minimize the loss of productivity. When necessary, we have also billed our shippers for excess wait time. Due to the time sensitive nature of expedite shipments in general, the impact of detention on our business, especially at the receiving end of a shipment is typically lower than the trucking industry at large. Shippers and receivers typically need their expedited goods promptly and usually do not want to contribute to delays sometimes experienced in the truckload industry.
      The FMCSA further amended the new HOS regulations effective October 2005. In general, the regulations did not reduce the amount of available driving hours, but restricted the sleeper berth provision. The new sleeper berth provision allows the drivers’ required rest period of 10 hours to be split into two parts, but requires one period to be at least 8 consecutive hours. These changes could impact the flexibility of solo and team drivers to effectively manage their available work hours. If we are unsuccessful in working with customers on the timing of pick-ups and deliveries or in working with contractors to optimize their available driving hours, the changes could result in a loss of productivity.

REVENUE GROWTH
      We have achieved significant revenue growth on a historical basis within our Express-1 operations. Our Evansville operation is relatively flat from a revenue growth standpoint and cannot be viewed as a significant source of future company growth. There is no assurance that our revenue growth rate will continue at previous historical levels or that we can effectively adapt our management, administrative, and operating systems to respond to any future growth. Our operating margins could be adversely affected by future changes in and expansion of our business or by changes in economic conditions. Slower or less profitable growth could adversely affect our stock price.
SUBSTANTIAL ALTERATION OF THE COMPANY’S CURRENT BUSINESS AND REVENUE MODEL
      Our strategy for increasing our revenue and profitability includes continued focus on the expedite transportation market and cultivation of organic growth opportunities. We may experience difficulties and higher than expected expenses in executing our expedite model and developing new business.
      Our present business and revenue model represents the current view of the optimal business and revenue structure, which is to derive revenues and achieve profitability in the shortest period. There can be no assurance that current models will not be altered significantly or replaced with an alternative model that is driven by motivations other than near-term revenues and profitability. Any such alteration or replacement of the business and revenue model may ultimately result in the deferral of revenue and associated profits in favor of other factors. We cannot assure that any adjustment or change in the business and revenue model will prove to be successful.
ACQUISITIONS
      We have made five acquisitions since our inception in 2001. In addition, we purchased certain assets of another company, which were later disposed within the same year. Accordingly, acquisitions have provided a substantial portion of our growth. There is no assurance that we will be successful in identifying, negotiating, or consummating any future acquisitions. If we fail to make any future acquisitions, our growth rate could be materially and adversely affected.
      Any acquisitions we undertake could involve the dilutive issuance of equity securities and/or incurring indebtedness. In addition, acquisitions involve numerous risks, including difficulties in assimilating the acquired company’s operations, the diversion of our management’s attention from other business concerns, risks of entering into markets in which we have had no or only limited direct experience, and the potential loss of customers, key employees, and drivers of the acquired company, all of which could have a materially adverse effect on our business and operating results. Most of our historical acquisitions have not been successful. If we make acquisitions in the future, there is no assurance that we will be able to negotiate favorable terms or successfully integrate the acquired companies or assets into our business. If we fail to do so, or we experience other risks associated with acquisitions, our financial condition and results of operations could be materially and adversely affected.
INABILITY TO MANAGE GROWTH AND INTERNAL EXPANSION
      Our inability to manage anticipated future growth could hurt the results of operations. Expansion of operations will be required to address anticipated growth of our customer base and market opportunities. Expansion will place a significant strain on our management, operational and financial resources. Currently, we have a limited number of employees. We will need to continually improve existing procedures and controls as well as implement new transaction processing, operational and financial systems, procedures and controls to expand, train and manage our employee base. Failure to manage growth effectively could have a damaging effect on our business, results of operations and financial condition.

DEPENDENCE ON DRIVERS
      Our driving force is primarily made up of independent contractor drivers, as opposed to company employee drivers. At times we experienced substantial difficulty in attracting and retaining sufficient numbers of qualified drivers, including independent contractors. In addition, due in part to current economic conditions, including the higher cost of fuel, insurance, and equipment, the available pool of independent contract drivers has been declining. This decline is especially apparent within the fleet of straight trucks, which serve many of the critical needs of the expedite industry. Because of the shortage of qualified drivers, the availability of alternative jobs due to current economic conditions, and intense competition for drivers from other trucking companies, we expect to continue to face difficulty increasing the number of contract drivers, who are our principal source of planned fleet expansion and resulting growth. In addition, our industry as a whole suffers from high turnover rates of drivers. This turnover rate requires us to continually recruit a substantial number of drivers in order to maintain our existing fleet. If we are unable to continue to attract a sufficient number of drivers, including independent contractors, we could be required to adjust our compensation packages or operate with fewer pieces of equipment and face difficulty meeting shipper demands, all of which would adversely affect our growth and profitability. In addition, the compensation we offer our drivers and independent contractors is subject to market forces, and we may find it necessary to continue to increase their compensation in future periods. Any increase in our operating costs would adversely affect our growth and profitability.
DEPENDENCE ON KEY MANAGEMENT; LOSS OF KEY MANAGEMENT COULD HAVE A MATERIAL ADVERSE EFFECT ON OPERATIONS
      We believe that the attraction and retention of qualified personnel is critical to our success. If we lose key personnel or are unable to recruit qualified personnel, the ability to manage the day-to-day aspects of the business will be weakened. Our operations and prospects depend in large part on the performance of the senior management team. The loss of the services of one or more members of the senior management team could have a materially adverse effect on the business, financial condition and results of operations. Because the senior management team has extensive experience within the transportation industry, it would be difficult to replace them without adversely effecting our business operations. In addition to their unique experience, our management team has fostered key relationships with our suppliers. These relationships are especially important to our Company and the loss of these relationships could have a materially adverse effect on our profitability.
INSURANCE AND CLAIMS EXPENSE
      Our future insurance and claims expenses may exceed historical levels, which could reduce our earnings. We maintain general liability, auto liability, cargo, physical damage, trailer interchange, inland marine, contents, workers’ compensation, excess auto, general liability and director’s and officer’s insurance policies for certain types of risks. Some of these policies are written with deductibles of up to $25,000 per occurrence. We currently reserve for anticipated losses and expenses and regularly evaluate and adjust our claims reserves to reflect actual experience. However, ultimate results may differ from our estimates, which could result in losses above reserved amounts. Because of our deductibles, we have significant exposure to fluctuations in the number and severity of claims. Our operating results will be adversely affected if we experience an increase in the frequency and severity of claims for which we maintain higher deductible policies, accruals of significant amounts within a given period, or claims proving to be more severe than originally assessed.
      We maintain coverage with insurance carriers that we believe are financially sound. Although we believe our aggregate insurance limits are sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed those limits. Insurance carriers recently have been raising premiums for many businesses, including transportation companies. As a result, our insurance and claims expense could increase, or we could find it necessary to raise our deductibles or decrease our aggregate coverage limits when our policies are renewed or replaced. Our operating results and financial condition may be adversely affected if these expenses increase, if we experience a claim in excess of our coverage limits, or if we experience a claim for which we do not have coverage.

FLUCTUATIONS IN THE PRICE OR AVAILABILITY OF FUEL
      We require large amounts of fuel to operate our fleet, and fuel is one of our contractors largest operating expenses. Fuel prices fluctuate greatly, and prices and availability of all petroleum products are subject to economic, political, and other market factors beyond our control. Most of our customer contracts contain fuel surcharge provisions to mitigate the effect of price increases over base amounts set in the contract. Significant changes in the price or availability of fuel in future periods or significant changes in our ability to mitigate fuel price increases with the establishment of fuel surcharges, could materially adversely impact our operations, fleet capacity and ability to generate both revenues and profits.
NEED FOR SUBSTANTIAL, ADDITIONAL FINANCING
      There is no guarantee that we will be able to obtain financing if required to expand our business or that the present funding sources will continue to extend terms under which we can operate efficiently. If we are unable to secure financing under favorable terms, our Company may be materially adversely affected. We currently use a line of credit secured by trade account receivables. There is no assurance that we will continue to be able to maintain financing on acceptable terms.
VOLATILITY OF THE MARKET PRICE OF THE COMPANY’S STOCK
      The market price of our common stock may be volatile, which could cause the value of your investment to decline. Any of the following factors could affect the market price of our common stock:

•	Changes in earnings estimates and outlook by financial analysts;

•	Our failure to meet financial analysts’ and investors’ performance expectations;

•	Changes in market valuations of other transportation and logistics companies;

•	General market and economic conditions; or

•	Lower daily trading volume associated with a less followed stock, and the resulting impact on a stock’s liquidity.
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
NO DIVIDENDS ANTICIPATED
      We have no immediate plans to pay dividends. Our current intention is to retain all future earnings and cash flows for use in the development of our business and enhancing shareholder value through growth and continued focus on increasing profitability. Accordingly, we do not anticipate paying any cash dividends on our Common Stock in the near future.

Item 2.	Properties
      Our executive offices are located in our 20,000 square feet call center located at 429 Post Road, Buchanan, Michigan 49107. The Buchanan facility is owned by our company, and is financed through an existing mortgage note. In conjunction with our new credit facility, we anticipate moving the mortgage in the first quarter of 2006.

      The following is an annual schedule of approximate future minimum rental payments required under operating facilities leases that have an initial or remaining non-cancelable lease term in excess of 1 year as of December 31, 2005. The facilities have been further classified based upon whether each facility is current and in continued use within our operations or closed and no longer essential to our ongoing operations.

	Current	Closed
For the Year Ended December 31,	Locations	Locations

2006	$434,000	$70,000
2007	127,000	53,000
2008	26,000	56,000
2009	1,000	33,000
2010	0	0
Thereafter	0	—

	$588,000	$212,000

      Approximately $212,000 of the above facility commitments are for facilities that have been closed in our restructuring activities. These costs have been accrued as liabilities as of December 31, 2005, and represent our net cost after anticipated sublease revenues.
      Our Company continues to have leases for these closed locations on which we have negotiated sub-lease agreements. We continue to explore early termination options on these facilities.

•	9025 Boggy Creek Road, Orlando, FL 32824

•	301 West Touhy Avenue, Des Plaines, IL 60018

•	18302 Highwoods Preserve Parkway, Tampa FL 33647
      We currently serve all our customers through three locations. Our Buchanan facility serves as our primary administrative offices and call center for our Express-1 operations. Our Swanton, Ohio location supports the Express-1 operations by serving as a recruiting center as well as a centrally located cross-dock facility for much of our Midwest operations. Our Evansville location serves as the primary cross-dock location as well as housing the administrative offices for our Evansville dedicated service operation. We believe the facilities are the correct size and adequately provide for our immediate and foreseeable needs in the future. In the opinion of management, these properties are adequately insured, in good condition and are suitable for our anticipated future use. The addresses of said facilities are as follows:

•	429 Post Road, Buchanan, MI 49107 (Owned property)

•	11311 W. Airport Service Road, Swanton, OH 43558 (Leased property)

•	15000B Highway 41 North, Evansville, IN 47725 (Leased property)

Item 3.	Legal Proceedings
      Our Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of our management, the ultimate disposition of these matters will not have a materially adverse effect on our consolidated financial position, results of operations or liquidity. We maintain reserves for identified claims within our financial statements. We cannot be assured that the ultimate disposition of these claims will not be in excess of the reserves we have established.

Item 4.	Submission of Matters to a Vote of Security Holders
      None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      The Company’s common stock is traded on the American Stock Exchange under the symbol “SZI.” The table below sets forth the high and low prices for the Company’s common stock for the quarters included within 2005 and 2004. Quotations reflect inter-dealer prices, without retail mark-up, mark-down commission, and may not represent actual transactions.

Period	High	Low

January 1, 2004 — March 31, 2004	$2.74	$1.31
April 1, 2004 — June 30, 2004	$2.60	$1.42
July 1, 2004 — September 30, 2004	$1.57	$1.02
October 1, 2004 — December 31, 2004	$1.55	$0.99
January 1, 2005 — March 31, 2005	$1.44	$1.02
April 1, 2005 — June 30, 2005	$1.05	$0.50
July 1, 2005 — September 30, 2005	$0.80	$0.48
October 1, 2005 — December 31, 2005	$0.89	$0.59
January 1, 2006 — March 17, 2006	$1.04	$0.69
      There are approximately 600 holders of record of the Company’s common stock. The Company has never paid cash dividends on its common stock. The Company intends to keep future earnings, if any, to finance the expansion of its business, and accordingly the Company does not anticipate that any cash dividends will be paid in the near future. The Company’s future payment of dividends will depend on its earnings, capital requirements, expansion plans, financial condition and other relevant factors.
EQUITY COMPENSATION PLAN INFORMATION
      The following table sets forth information, as of December 31, 2005, with respect to the Company’s stock option plan under which common stock is authorized for issuance, as well as other compensatory options granted outside of the Company’s stock option plan.

(c)
Number of Securities
		(b)	Remaining Available for
	(a)	Weighted-Average	Future Issuance under
	Number of Securities to	Exercise Price of	Equity Compensation
	be Issued upon Exercise	Outstanding	Plan (Excluding
	of Outstanding Options,	Options, Warrants	Securities Reflected in
Plan Category	Warrants and Rights	and Rights	Column (a))

Equity compensation plans approved by security holders	5,340,000	$1.53	0

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This discussion is intended to further the reader’s understanding of our Company’s financial condition and results of operations and should be read in conjunction with our consolidated financial statements and related notes included elsewhere herein. This discussion also contains forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the risks and uncertainties set forth elsewhere in this Annual Report and in our other SEC filings. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. We are not a party to any transactions that would be considered “off balance sheet” pursuant to disclosure requirements under ITEM 303(c).

CRITICAL ACCOUNTING POLICIES

Principles of Consolidation
      The accompanying consolidated financial statements include the accounts of Segmentz, Inc. and all of its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. Our Company does not have any variable interest entities whose financial results are not included in the consolidated financial statements.

Use of Estimates
      We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Our management reviews these estimates, including but not limited to, purchased transportation, recoverability of long-lived assets, recoverability of prepaid expenses, valuation of investments, valuation allowances for deferred taxes, and allowance for doubtful accounts, on a regular basis and makes adjustments based on historical experiences and existing and expected future conditions. These evaluations are performed and adjustments are made as information is available. Our management believes that these estimates are reasonable and have been discussed with our audit committee; however, actual results could differ from these estimates.

Concentration of Risk
      Financial instruments, which potentially subject us to concentrations of credit risk, are cash and cash equivalents and accounts receivables.
      The majority of cash is maintained with a Michigan financial institution. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and, therefore, bear minimal risk.
      Concentration of credit risk with respect to trade receivables is limited due to our large number of customers and wide range of industries and locations served. No customer comprised more than ten percent of the December 31, 2005 or 2004 customer accounts receivable balance.
      We receive a significant portion of our revenue from the customers who operate within the U.S. domestic automotive industry. Accordingly, our accounts receivable are comprised of a large aggregate concentration of accounts from within this industry. Recently, the U.S. automotive industry has been in decline according to reports in various media sources. In the event of further financial erosion by any of the “Big Three” domestic automotive manufacturers, the effect on our Company could be materially adverse. Further, the weakening of any of the domestic automotive manufacturers can have an adverse effect on a significant portion of our customer base which is comprised in large part by manufacturers and suppliers for the automotive industry.
      We extend credit to various customers based on an evaluation of the customer’s financial condition and their ability to pay in accordance with our payment terms. We provide for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customers payment history and the customer’s current ability to pay its obligation. Based upon our managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $732,000 and $966,000 is considered necessary as of December 31, 2005 and 2004, respectively. Although we believe our account receivables are recorded at their net realizable value, a decline in our historical collection rate could have a materially adverse effect on our operations and net income. We do not accrue interest on past due receivables.

RESULTS OF OPERATIONS

Year ended December 31, 2005 compared to year ended December 31, 2004
      The following table summarizes selected financial data for the years ended December 31 of 2005 and 2004.

	Year Ended December 31,				Year to Year Change

	2005	%	2004	%	Dollars	%

Operating revenue	$39,848,000	100%	$42,481,000	100%	$(2,633,000)	(6)%
Operating expenses	30,852,000	77%	34,320,000	81%	(3,468,000)	(10)%
Sales, general and administrative expenses(1)	10,363,000	26%	10,752,000	25%	(389,000)	(4)%
Restructuring charges	4,448,000	11%	2,568,000	6%	1,880,000	73%

Total sales, general and administrative expenses	14,811,000	37%	13,320,000	31%	1,491,000	11%

Loss from operations, before provision for income tax	(5,815,000)	(15)%	(5,159,000)	(12)%	(656,000)	(13)%
Income tax benefit	—	0%	(1,921,000)	(5)%	(1,921,000)	(100)%

Net loss	$(5,815,000)	(15)%	$(3,238,000)	(8)%	$(2,577,000)	80%

Earnings (loss) per share — basic	$(0.22)		$(0.14)		$(0.08)	(57)%
Earnings (loss) per share — diluted	$(0.22)		$(0.14)		$(0.08)	(57)%

(1)	For purposes of this table and Managements Discussion and Analysis, interest expense and other income and expense has been included within this caption, “Sales, general and administrative expenses”. Interest expense for 2005 was approximately $187,000, while interest expense for 2004 was approximately $126,000. Other income in 2004 was approximately $88,000. This presentation differs slightly from our financial statement presentation.
      Revenues decreased approximately $2,633,000, or 6%, to approximately $39,848,000 for the year ended December 31, 2005, as compared to approximately $42,481,000 for the year ended December 31, 2004. The decrease in revenue primarily relates to the disposal of certain unprofitable operations during 2005, in conjunction our continued restructuring activities. During 2005, we disposed of our Temple and Bullet operations, as well as ceased activity at our unprofitable Tampa brokerage. During 2005, we closed or otherwise disposed of businesses which contributed approximately $4,715,000 in revenue to our combined operations during the year ended December 31, 2005. We anticipate mitigating this loss in revenue through growth in our remaining Express-1 and Evansville operations in future years.
      Operating expenses, which consist primarily of payment for trucking services, independent contractors, fuel, insurance, cross dock facilities, equipment costs and payroll expenses decreased by approximately $3,468,000, or 10%, to approximately $30,852,000 for the year ended December 31, 2005, as compared to approximately $34,320,000 for the period ended December 31, 2004. As a percentage of revenues, operating expenses amounted to approximately 77% of related revenues for the year ended December 31, 2005, as compared with approximately 81% for the year ended December 31, 2004. Decreased operating expenses for the year resulted primarily from the cessation of our unprofitable businesses associated with our restructuring plan during 2005. During 2005, we experienced a decrease in operating expenses within our Express-1 operations, due to a shift in business away from our carrier partners and an increase in the volume of freight handled by our independent contractors. These decreases in operating expenses were offset somewhat by an increase in costs within our Express-1 operation, due to higher fuel costs in 2005 versus 2004. Within the Express-1 operation, fuel costs are offset by fuel surcharges charged to customers. The fuel surcharges are passed to the contractors through accessorial payments at a rate close to 100% of the amount charged. We anticipate continuing to decrease our operating expenses in future periods as we focus on expedite transportation services and continue to build our own capacity as opposed to purchasing transportation services from third party carriers.

      Total sales, general and administrative expense increased by approximately $1,491,000 or 11% to approximately $14,811,000 for the year ended December 31, 2005 as compared to approximately $13,320,000 for the year ended December 31, 2004. The increase of general and administrative expenses resulted primarily from our increase in restructuring charges of approximately $1,880,000 to $4,448,000 for the year ended December 31, 2005 from $2,568,000 for the year ended December 31, 2004. As we continued with our restructuring activities, the costs associated with exiting facilities, reducing headcount and the disposal of assets became increasingly larger. We anticipate further significant reductions in selling, general and administrative expenses in future periods as we have eliminated unnecessary costs and have refocused our efforts on expedite transportation services. We do not anticipate future charges associated with our restructuring plan, at this time.
      We realized a loss from operations before provisions for income taxes of approximately $5,815,000 for the year ended December 31, 2005, compared with a loss from operations before provisions for income taxes of approximately $5,159,000 for the year ended December 31, 2004.
      An income tax benefit was not recorded for 2005, due to our Company’s history of losses. An income tax benefit of approximately $1,921,000 was recorded for the year ended December 31, 2004. Differences between the effective tax rate used for 2005 and 2004, as compared to the U.S. federal statutory rate, are primarily due to permanent differences and adjustments to the deferred tax asset valuation allowance. As of December 31, 2005 we had federal and state net operating loss carry-forwards totaling approximately $8,752,000, which will begin to expire in 2021. In addition, we have the potential to record approximately $2,073,000 in tax assets related to the net loss from operations before tax for 2005. The amount and timing of any potential recovery will depend upon our future profitability.
      Basic loss per share from continuing operations for the year ended December 31, 2005 was $.22, compared with a basic loss of $.14 for the year ended December 31, 2004. Diluted loss per share from continuing operations for the year ended December 31, 2005 was $.22, compared with diluted earnings per share of $.14 for the year ended December 31, 2004. For purposes of calculating earnings per share data, diluted shares are excluded from the calculation, as the effect of their inclusion would be anti-dilutive on the measurement of earnings per share.

Earnings Before Interest, Taxes, Depreciation, and Amortization
      EBITDA for the three months ended December 31, 2005 was positive $910,000 compared to negative $440,000 in the comparable period of the prior year. EBITDA for the twelve months ended December 31, 2005 was positive $255,000 compared negative EBITDA of $1,211,000 in the comparable period of the prior year. We define EBITDA as earnings before interest, taxes, depreciation and amortization. In addition, we exclude from our EBITDA calculation the cumulative effect of a change in accounting principle, discontinued operations, and the impact of restructuring and certain other charges, and include in the EBITDA calculation selected financial data related to various Company acquisitions. A reconciliation of EBITDA to the most directly comparable GAAP financial measure is set forth herein.

Segmentz, Inc.
EBITDA Reconciliation

	Three Months Ended
	December 31,		Year Ended December 31,

	2005	2004	2005	2004

Net income (loss) as reported	$597,000	$(2,151,000)	$(5,815,000)	$(3,238,000)
Income tax (benefit) provision	—	(1,320,000)	—	(1,921,000)
Interest expense	53,000	32,000	187,000	126,000
Depreciation and amortization	260,000	431,000	1,435,000	1,254,000
Restructuring, exit and consolidation expenses	—	2,568,000	4,448,000	2,568,000

EBITDA	$910,000	$(440,000)	$255,000	$(1,211,000)

Selected Financial Data
      The following selected data represents “reporting units” within the Company and is primarily allocated based on acquisitions, which is the basis for their respective earn-out provisions. The subtotal entitled “Core Business” represents the operations remaining after the completion of the restructuring plan, and is intended only to give the reader the ability to view what are now our ongoing operations, exclusive of the closed operations. The columns entitled “Bullet and Temple” and “Other” represent services or location revenue and expenses that has primarily been eliminated based on the restructuring plan implemented in the fourth quarter of 2004. Neither “Evansville Dedicated,” “Bullet and Temple,” or “Other” met the quantitative criteria in 2004 or 2005 required for segment reporting.
      For the three months and year ended December 31, 2005:
Selected Financial Data
For the three months ended, December 31, 2005

		Evansville		Core	Bullet and
	Express-1	Dedicated	Corporate(1)	Business(2)	Temple	Other	Segmentz, Inc.

Operating Revenues	$8,513,000	$1,184,000	$—	$9,697,000	$—	$—	$9,697,000
Operating Expenses	6,035,000	965,000	—	7,000,000	1,000	(48,000)	6,953,000
Sales, general and administrative expenses(3)	1,450,000	123,000	568,000	2,141,000	2,000	4,000	2,147,000
Restructuring expenses	—	—	—	—	—	—	—

Net income (loss) before provision (benefit) for taxes	$1,028,000	$96,000	$(568,000)	$556,000	$(3,000)	$44,000	$597,000

Restructuring expenses	$—	$—	$—	$—	$—	$—	$—
Depreciation and amortization	213,000	47,000	—	260,000	—	—	260,000
Interest expense, net	—	—	53,000	53,000	—	—	53,000
Taxes	—	—	—	—	—	—	—

EBITDA	$1,241,000	$143,000	$(515,000)	$869,000	$(3,000)	$44,000	$910,000

(1)	Includes costs associated with operating the Tampa administrative offices, some of which will be non-recurring in future periods.

(2)	The “Core Business” column is provided to reflect for the readers a subtotal of the operations that remain, after the recent completion of the restructuring.

(3)	Included within Sales, general and administrative expenses are the line items “Interest Expense” and “Other Income and Expense” which are classified in separate lines, within our audited financial statements. Interest expense for the period was approximately $53,000, while other expense was approximately $16,000. These adjustments are reflected within the column labeled “Corporate” in the table above.

Selected Financial Data
For the year ended, December 31, 2005

		Evansville		Core	Bullet and
	Express-1	Dedicated	Corporate(1)	Business(2)	Temple	Other	Segmentz, Inc.

Operating Revenues	$30,667,000	$4,465,000	$—	$35,132,000	$4,472,000	$244,000	$39,848,000
Operating Expenses	22,617,000	4,010,000	—	26,627,000	3,717,000	508,000	30,852,000
Sales, general and administrative expenses(3)	5,999,000	598,000	2,479,000	9,076,000	1,169,000	118,000	10,363,000
Restructuring expenses	—	—	4,448,000	4,448,000	—	—	4,448,000

Net income (loss) before provision (benefit) for taxes	$2,051,000	$(143,000)	$(6,927,000)	$(5,019,000)	$(414,000)	$(382,000)	$(5,815,000)

Restructuring expenses	$—	$—	$4,448,000	$4,448,000	$—	$—	$4,448,000
Depreciation and amortization	792,000	358,000	200,000	1,350,000	85,000	—	1,435,000
Interest expense, net	—	—	187,000	187,000	—	—	187,000
Taxes	—	—	—	—	—	—	—

EBITDA	$2,843,000	$215,000	$(2,092,000)	$966,000	$(329,000)	$(382,000)	$255,000

(1)	Includes costs associated with operating the Tampa administrative offices, most of which will be non-recurring in future periods.

(2)	The “Core Business” column is provided to reflect for the readers a subtotal of the operations that remain, after the recent completion of the restructuring.

(3)	Included within Sales, general and administrative expenses are the line items “Interest Expense” and “Other Income and Expense” which are classified in separate lines, within our audited financial statements. Interest expense for the period was approximately $187,000, while other expense was approximately $136,000. These adjustments are reflected within the column labeled “Corporate” in the table above.

Use of GAAP and Non-GAAP Measures
      In addition to results presented in accordance with generally accepted accounting principles (“GAAP”), we have included in this report “EBITDA” with EBITDA being defined as earnings before interest, taxes, depreciation and amortization and excluding the cumulative effect of a change in accounting principle, discontinued operations, and the impact of restructuring and other charges. We have also included some selected financial data related to the various acquisitions and operating locations. For each non-GAAP financial measure, we have presented the most directly comparable GAAP financial measure and reconciled the non-GAAP financial measure with such comparable GAAP financial measure.
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

LIQUIDITY AND CAPITAL RESOURCES

General
      As of December 31, 2005, the Company has approximately $1,342,000 of working capital and had cash and cash equivalents of approximately $386,000, compared with approximately $854,000 of cash and cash equivalents at December 31, 2004.
      In conjunction with the preparation of these statements and to further analyze the ability of our operations to generate future operating cash flow, we evaluated our historical performance, as well as our expected performance for the full year of 2006, as a basis for determining whether our Company should be considered to have operational, liquidity and other concerns that might raise doubts about our continuance and ability to meet future financial obligations. Among the items considered in this analysis were the historical losses, the profitability of our operations within the last quarter of 2005, the significance of the restructuring charges, the completeness of the restructuring, the historical performance of our expedited (Express-1) and dedicated operations and the availability and adequacy of our liquidity and capital resources. In the opinion of our management, based upon the above analysis, our Company should be considered as a going concern.
      During the year ended December 31, 2005, cash decreased by approximately $468,000. During this same time we completed payments related to previous acquisitions of approximately $1,602,000, reduced indebtedness by approximately $499,000 and reduced the balance owed by us to outside parties for accounts payable and other accrued expenses by approximately $1,713,000. For 2005, we generated operational losses which were primarily offset by: (i) the significant decrease in the accounts receivable associated with our restructuring of approximately $3,118,000; (ii) the sale of the Lexington facility; (iii) the $3,958,000 of non-cash impairments recorded during the period and (iv) the extension of credit facilities to the buyers of our pickup and delivery operations of approximately $400,000. We anticipate funding future revenue growth primarily through operations and the line of credit.

Line of Credit
      To ensure that our Company has adequate near-term liquidity, our wholly owned operating subsidiary, Express-1, Inc. (Express-1) entered into new agreements in November 2005 with a Michigan banking corporation (the “Bank”), under which the Bank extended an asset-based line of credit to Express-1 with Segmentz acting as guarantor. Under the loan documents, Express-1 may draw down under the line of credit the lesser of $6,000,000 or 80% of the eligible accounts receivable of Express-1, plus $800,000. The additional $800,000 is available based upon the granting of a security interest in our Buchanan, Michigan facility and further subject to the retirement of the existing mortgage on this same facility. All obligations of Express-1 under the agreements are secured by the accounts receivable of Express-1, Inc. Segmentz entered into agreements providing for a guaranty of the obligations of Express-1 under the loan documents. All advances under the agreement are subject to interest at the rate of the Bank’s prime plus an applicable margin that ranges from negative 0.50% to positive 0.25% based upon the performance of Segmentz in the preceding quarter. Interest is payable monthly. The maturity date of the loan is November 15, 2007. The line contains various covenants pertaining to the maintenance of certain financial ratios. As of December 31, 2005, we have available borrowing capacity of approximately $1.4 million, and an effective interest rate of 7.00%. We were in compliance with all terms and conditions of the Bank agreement, as of December 31, 2005.

Options and Warrants
      We may receive proceeds in the future from the exercise of warrants and options outstanding as of December 31, 2005 in accordance with the following schedule:

	Approximate
	Number of	Approximate
	Shares	Proceeds

Options	5,340,000	$8,189,000
Warrants	7,790,000	11,714,000

Total	13,130,000	$19,903,000

      Our strategy is to continue to expand organically through our Express-1 and Evansville operations. To compliment this organic growth, we will consider acquisitions, on occasion. Potential acquisitions will be considered to the extent they compliment our focus on expedited operations and can become immediately accretive to our earnings. Our ability to implement our growth strategy will depend on a number of things, which may be beyond our control and there can be no assurance we will be successful in producing growth. Our ability to continue to grow may depend somewhat on our ability to obtain adequate financing. We may not be able to obtain financing on favorable terms.

Potential Earn-Out Payments Under Acquisition Agreements
      Set forth below is a table of the possible contingent consideration that our Company may be required to pay over the next three years if certain criteria related to entities that we have acquired is obtained:

Possible
Year Ending December 31,	Payments*

2006	$1,710,000
2007	$1,960,000
2008	$2,210,000

Total	$5,880,000

*	Payments are listed in the year they would be paid and some portions of the payments can be paid in cash or stock.
      As of December 31, 2005, we accrued $1,710,000 related to the above contingent consideration as the contractual contingent criteria was achieved, during 2005.
      We will be required to make significant payments in the future if the contingent consideration installments under our various acquisitions become due. While we believe that a significant portion of the required payments will be generated by the acquired subsidiaries, we may have to secure additional sources of capital to fund some portion of the contingent consideration payments as they become due. This presents us with certain business risks relative to the availability and pricing of future fund raising, as well as the potential dilution to our stockholders if the fund raising involves the sale of equity. These contingent consideration amounts are tied directly to the operational performance of Express-1, mitigating some of the risks that might exist for contingent payments tied to other performance indicators. We will examine the annual benchmarks for each contingent consideration payment and will reserve any potential funds due under these agreements at the end of each period when the pro-rated annual benchmark is achieved for that period.
NEW ACCOUNTING PRONOUNCEMENTS
      In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, State-

ment 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.
      As permitted by Statement 123, prior to January 1, 2006 we accounted for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, recognized no compensation cost for employee stock options. Had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the notes to the consolidated financial statements in prior periods.
      We will adopt Statement 123(R) effective January 1, 2006 using the modified prospective method. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under the current literature. This requirement will reduce net operating cash flow and increase net financing cash flows in periods after adoption. We cannot reasonably estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options).

Item 7.	Financial Statements
Consolidated Financial Statements

Segmentz, Inc.

Years Ended December 31, 2005 and 2004

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm
Board of Directors
Segmentz, Inc.
Tampa, Florida
      We have audited the accompanying consolidated balance sheets of Segmentz, Inc as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years, then ended. These consolidated financial statements are the responsibility of the management of Segmentz, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Segmentz, Inc. as of December 31, 2005 and December 31, 2004 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Pender Newkirk & Company LLP

Pender Newkirk & Company LLP
Certified Public Accountants
Tampa, Florida
February 07, 2006

Segmentz, Inc.
Consolidated Balance Sheets

	Years Ended December 31,

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$386,000	$854,000
Accounts receivable, net of allowance of $732,000 and $966,000, for 2005 and 2004, respectively	4,434,000	7,522,000
Prepaid expenses	326,000	988,000
Deferred tax asset, current	500,000	1,250,000
Other current assets	77,000	288,000

Total current assets	5,723,000	10,902,000
Property and equipment, net of accumulated depreciation	2,229,000	4,120,000
Goodwill	3,567,000	2,634,000
Identified intangible assets	4,629,000	6,196,000
Loans and advances	439,000	131,000
Deferred tax asset, long term	1,504,000	754,000
Other long term assets	363,000	328,000

Total Assets	$18,454,000	$25,065,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$924,000	$2,081,000
Accrued salaries and wages	397,000	644,000
Accrued expenses, other	2,721,000	2,670,000
Line of credit	—	1,183,000
Current maturities of long-term debt	242,000	480,000
Other current liabilities	97,000	130,000

Total current liabilities	4,381,000	7,188,000

Line of credit	1,764,000	—
Notes payable and capital leases, less current maturities	824,000	559,000
Other long-term liabilities	199,000	16,000

Total long-term liabilities	2,787,000	575,000
Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares no shares issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 26,465,034 and 26,727,034 shares issued, and 26,285,034 and 26,727,034 outstanding; at December 31, 2005 and 2004, respectively	26,000	27,000
Additional paid-in capital	20,312,000	20,405,000
Accumulated deficit	(8,945,000)	(3,130,000)
Treasury Stock, at cost, 180,000 shares	(107,000)

Total stockholders’ equity	11,286,000	17,302,000

	$18,454,000	$25,065,000

The accompanying notes are an integral part of the financial statements.

Segmentz, Inc.
Consolidated Statements of Operations

	Years Ended December 31,

	2005	2004

Revenues
Operating revenue	$39,848,000	$42,481,000
Expenses:
Operating expenses	30,852,000	34,320,000

Gross profit	8,996,000	8,161,000
Sales, general and administrative expense	10,176,000	10,714,000
Restructuring, exit and consolidation expense	4,448,000	2,568,000

Total sales, general and administrative expense	14,624,000	13,282,000
Other expense	—	(88,000)
Interest expense	187,000	126,000

Loss before income tax provision	(5,815,000)	(5,159,000)
Income tax (benefit) provision	—	(1,921,000)

Net loss	$(5,815,000)	$(3,238,000)

Basic loss per common share	(0.22)	(0.14)

Basic weighted average common shares outstanding	26,523,650	23,935,768

Diluted loss per common share	(0.22)	(0.14)

Diluted weighted average common shares outstanding	26,523,650	23,935,768

The accompanying notes are an integral part of the financial statements.

Segmentz, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock		Additional	Accumulated	Treasury Stock
					Paid In	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Shares	Amount	Total

Balance, December 31, 2003	773,896	$774,000	17,087,840	$17,000	$7,427,000	$108,000			$8,326,000
Conversion of series A preferred stock	(773,896)	(774,000)	763,923	1,000	773,000				—
Issuance of common stock for acquisitions			422,000	1,000	454,000				455,000
Issuance of warrants					158,000				158,000
Issuance of common stock, net			8,453,271	8,000	11,593,000				11,601,000
Net loss						(3,238,000)			(3,238,000)

Balance, December 31, 2004	—	—	26,727,034	27,000	20,405,000	(3,130,000)			17,302,000
Retirement of stock for payment of debt			(22,000)		(29,000)				(29,000)
Issuance of options for consulting services					67,000				67,000
Issuance of ESOP shares			25,000		28,000				28,000
Retirement of stock from Temple purchase			(265,000)	(1,000)	(159,000)				(160,000)
Purchase of Treasury stock							(180,000)	$(107,000)	(107,000)
Net loss						(5,815,000)			(5,815,000)

Balance December 31, 2005	—	—	26,465,034	$26,000	$20,312,000	$(8,945,000)	(180,000)	$(107,000)	$11,286,000

The accompanying notes are an integral part of the financial statements.

Segmentz, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,

	2005	2004

Operating activities
Net loss	$(5,815,000)	$(3,238,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for doubtful accounts receivable	(339,000)	308,000
Depreciation and amortization	1,435,000	1,254,000
Non-cash impairment of assets	3,958,000	737,000
Realized loss on market value of trading stock	88,000	(88,000)
Loss on sale of asset	12,000	—
Loss on retirement of note receivable	32,000	—
Non-cash expenses related to issuance of stock and warrants	103,000	28,000
Changes in:
Accounts and other trade receivables	3,118,000	(502,000)
Other current assets	(92,000)	(1,368,000)
Prepaid expenses	653,000	(26,000)
Other assets	(62,000)	(326,000)
Accounts payable	(1,157,000)	(78,000)
Accrued expenses	(309,000)	63,000
Accrued salaries and wages	(247,000)	189,000
Other liabilities	(33,000)	13,000

Total adjustments	7,160,000	204,000

Net cash provided by (used in) operating activities	1,345,000	(3,034,000)

Investing activities
Purchases of property and equipment	(270,000)	(1,087,000)
Acquisition of business, net of cash acquired	—	(7,745,000)
Proceeds from the sale of assets	388,000	—
Payment on acquisition earn-out	(1,602,000)	—
Loans, advances, and other receivables	170,000	(26,000)

Net cash used in investing activities	(1,314,000)	(8,858,000)

Financing activities
Net obligations under factoring arrangements	—	(1,033,000)
Proceeds from issuance of debt and capital leases	(400,000)	566,000
Payment on debt and capital leases	(413,000)	(1,166,000)
Proceeds from line of credit, net	581,000	777,000
Purchase of treasury stock	(107,000)	—
Proceeds from issuance of equity, net	(160,000)	11,573,000

Net cash (used) and provided by financing activities	(499,000)	10,717,000

Net decrease in cash	(468,000)	(1,175,000)
Cash, beginning of period	854,000	2,029,000

Cash, end of period	$386,000	$854,000

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during the period for interest	$179,000	$128,000
Cash paid during the period for income taxes	—	—
Debt used to finance purchase of building	$681,000	$—

      The Company received approximately $140,000 and $138,000 of non-cash consideration in 2005 related to the sales of Temple and Bullet.
The accompanying notes are an integral part of the financial statements.

Segmentz, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2005 and 2004

1.	Significant Accounting Principles
Basis of Presentation
      Segmentz, Inc. and its wholly owned subsidiaries (“the Company”) provide transportation and logistics services to over 1,000 active customers, specializing in time definite transportation and offer a variety of exclusive use vehicles, providing reliable same day or high priority service to customers within the United States and portions of Canada. Services include expedited surface transportation, aircraft charters and dedicated expedite delivery.
Principles of Consolidation
      The accompanying consolidated financial statements include the accounts of Segmentz, Inc. and all of its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The Company does not have any variable interest entities whose financial results are not included in the consolidated financial statements.
Use of Estimates
      The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that impact the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews its estimates, including but not limited to, purchased transportation, recoverability of long-lived assets, recoverability of prepaid expenses, valuation allowances for deferred taxes, valuation of investments and allowance for doubtful accounts, on a regular basis and makes adjustments based on historical experiences and existing and expected future conditions. These evaluations are performed and adjustments are made as information is available. Management believes that these estimates are reasonable and have been discussed with the audit committee; however, actual results could differ from these estimates.
Reclassifications
      Certain prior year amounts shown in the accompanying consolidated financial statements have been reclassified to conform to the 2005 presentation. In addition, adjustments to estimates and purchase price allocations related to business acquisitions in 2004 have been reclassified for comparable presentation. These reclassifications did not have any effect on total assets, total liabilities, total stockholders’ equity or net income.
Cash and Cash Equivalents
      Cash and cash equivalents include cash on hand and, on occasion, short term investments. The Company considers all highly liquid instruments purchased with a remaining maturity of less than three months at the time of purchase as cash equivalents.
Concentration of Risk
      Financial instruments, which potentially subject the Company to concentrations of credit risk, are cash and cash equivalents and accounts receivables.
      The majority of cash is maintained with a financial institution located within in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and, therefore, bear minimal risk.

Segmentz, Inc.
Notes to Consolidated Financial Statements — (Continued)
      Concentration of credit risk with respect to trade receivables from any one customer is limited due to the Company’s large number of customers and wide range of industries and locations served. One of its customers, a domestic automotive manufacturer, accounted for approximately 16% of the Company’s revenues in fiscal 2005. The Company has a significant concentration of credit risk associated with its aggregate of customer account receivables originating from the domestic automotive industry. For the year ended December 31, 2005, the Company generated approximately 27% of its consolidated revenue from the Big Three U.S. automotive manufacturers. The concentration is comprised not only of domestic automotive manufacturers (the U.S. Big Three), but also extends to major automotive industry suppliers.
      The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customers payment history and the customer’s current ability to pay its obligation. Based on managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $732,000 and $966,000 is considered necessary as of December 31, 2005 and 2004, respectively. We do not accrue interest on past due receivables.
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
Goodwill
      Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires an annual impairment test for goodwill and intangible assets with indefinite lives. Under the provisions of SFAS No. 142, the first step of the impairment test requires that the Company determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. For the year December 31, 2004, the Company recognized impairments of approximately $85,000, for goodwill related to activities of its Frontline operation. For the year ended December 31, 2005, the Company wrote-off approximately $922,000 of goodwill in conjunction with its restructuring activities. There

Segmentz, Inc.
Notes to Consolidated Financial Statements — (Continued)
was no impairment of goodwill associated with the Company’s remaining operations, for the year ended December 31, 2005. In the future, the Company will perform the annual test during its fiscal third quarter unless events or circumstances indicate impairment of the goodwill may have occurred before that time.
Identified Intangible Assets
      The Company follows the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. For the years ended December 31, 2005 and 2004 there were impairments of identified intangible assets of approximately $1,088,000 and $365,000 respectively, primarily related to the Company’s restructuring plan.
Other Long-Term Assets
      Other long-term assets primarily consist of balances representing various deposits, costs associated with the set-up of the Company’s Evansville operations and the long-term portion of the Company’s non-qualified deferred compensation plan.
Estimated Fair Value of Financial Instruments
      The aggregated net fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, receivables, payables, accrued expenses and short-term borrowings. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company’s debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of similar maturities.
Revenue Recognition
      Operating revenues for the Company are recognized on the date the freight is delivered or the services are performed. Related costs of delivery of shipments are accrued as incurred and expensed when the revenue is recognized.
Income Taxes
      Taxes on income are provided in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax basis of particular assets and liabilities in addition to the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the

Segmentz, Inc.
Notes to Consolidated Financial Statements — (Continued)
enactment date. A valuation allowance is provided to offset the net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. During the year ended December 31, 2005, the Company elected not to record an increase in its deferred tax asset related its results of operations in 2005. This decision was based upon the Company’s historical lack of profitability. In the event the Company is successful in its restructuring efforts and is profitable in 2006, the potential to record an additional deferred tax asset related to the Company’s Net Loss in 2005, will be re-evaluated. The valuation allowance related to the 2005 net operating loss is approximately $2,073,000. In the event it is realized at a future date, it will be treated as an increase in deferred tax assets and an increase in income.
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
      For the years ended December 31, 2005 and 2004:

	2005	2004

Net loss applicable to common stockholders:
As reported	$(5,815,000)	$(3,238,000)
Total stock-based employee compensation expense included in reported net income applicable to common stockholder, net of tax	—	—
Total stock-based employee compensation determined under fair value based method, net of related tax effects	(145,000)	(299,000)

Pro forma
Net (loss) income applicable to common stockholders	$(5,960,000)	$(3,537,000)
(Loss) earnings per share
Basic — as reported	$(0.22)	$(0.14)
Basic — pro forma	$(0.22)	$(0.15)
Diluted (loss) earnings per share
Diluted — as reported	$(0.22)	$(0.14)
Diluted — pro forma	$(0.22)	$(0.15)
Weighted average fair value of options granted during the year	$0.22	$0.42
      The preceding pro forma results were calculated with the use of the Black-Scholes option pricing model. The following assumptions were used for the years ended December 31, 2005 and 2004: (1) risk-free interest rates ranging from 2.80% to 4.35%, (2) no dividend yield (3) expected lives of between 3.0 and 5.0 years (4) volatility of 35% to 85%. Results may vary depending on the assumptions applied within the model. Compensation expense recognized in providing pro forma disclosures may not be representative of the effects on net income for future years.
Earnings per Share
      Earnings per common share are computed in accordance with SFAS No. 128, “Earnings Per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock

Segmentz, Inc.
Notes to Consolidated Financial Statements — (Continued)
outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. The weighted average number of shares was 26,523,650 and 23,935,768 for the years ended December 31, 2005 and 2004, respectively. The diluted weighted average number of shares was 26,536,412 and 24,730,411 for the years ended December 31, 2005 and 2004, respectively.
      Common stock equivalents for the years ended December 31, 2005 and 2004 were anti-dilutive due to the net losses sustained by the Company during these periods. Therefore, the diluted weighted average common shares outstanding for the dilutive weighted average share calculation in this period excludes approximately 12,762 and 794,643 shares for 2005 and 2004 respectively, that could dilute earnings per share in future periods.
Recently Issued Financial Accounting Standards
      In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.
      As permitted by Statement 123, prior to January 1, 2006 the Company accounted for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, recognized no compensation cost for employee stock options. Had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the notes to the consolidated financial statements in prior periods.
      The Company will adopt Statement 123(R) effective January 1, 2006 using the modified prospective method. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under the current literature. This requirement will reduce net operating cash flow and increase net financing cash flows in periods after adoption. The Company cannot reasonably estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options).

2.	Restructuring
      In the third quarter of 2004, shortly after the acquisition of Express-1, Inc., the Company’s Board of Directors and management team initiated a restructuring plan (the “Plan”), with the intent of creating a sustainable operating model. The Plan called for the closing of the Company’s unprofitable companies, operations and locations. It also refocused the Company on its profitable expedited transportation businesses. Throughout the fall of 2004, the Company exited its airport-to-airport business and consolidated its Dasher operations into its other expedite operations. Continuing this restructuring activity in 2005, the Company exited its Tampa brokerage activities in addition to its Temple and Bullet operations. The Company also relocated its executive offices from Tampa, Florida to Buchanan, Michigan. The table below outlines the timeline and activities involved in the Plan.

Segmentz, Inc.
Notes to Consolidated Financial Statements — (Continued)
Segmentz Restructuring Charges

			Total
Classification	2004	2005	Amount

Writeoff of goodwill and intangibles	$—	$2,010,000	$2,010,000
Writeoff and impairment of assets	550,000	1,378,000	1,928,000
Employee costs and severance	630,000	455,000	1,085,000
Other restructuring expenses	651,000	295,000	946,000
Impairment of leases	737,000	—	737,000
Writeoff of uncollectible accounts	—	310,000	310,000

Subtotal restructuring charges	$2,568,000	$4,448,000	$7,016,000

      The Company accounted for its restructuring activities in accordance with generally accepted accounting principles and accordingly recognized impairment for assets and leases no longer used in its operations. The Company recorded impairments and subsequent write-offs for goodwill and intangibles as well as established reserves for account receivables that became doubtful in conjunction with the ceased operations. The Company also recorded severance expenses related to payments to employees for positions that were eliminated due to the restructuring.
      Net lease payments associated with closed locations over the next four years related to the Plan will be approximately $70,000, $53,000, $56,000 and $33,000 for 2006, 2007, 2008 and 2009, respectively. The Company has accrued the rental payments for these leases, less the amount of any sublease rental payments it expects to receive.
      During the third quarter of 2005, the Company completed substantially all of its restructuring initiatives. Remaining after the completion of the Plan were its Express-1 expedite transportation operations headquartered in Buchanan, Michigan and its dedicated expedited transportation operation located in Evansville, Indiana. These operations are complimentary and provide the Company with a core base of focused transportation services.

3.	Property and Equipment
      Property and equipment consists of the following:

	December 31,

	2005	2004

Land	$—	$100,000
Buildings and improvements	871,000	350,000
Leasehold improvements	0	109,000
Office equipment	150,000	596,000
Revenue equipment	1,530,000	3,156,000
Warehouse equipment	56,000	226,000
Computer equipment	273,000	397,000
Computer software	255,000	299,000

	3,135,000	5,233,000
Less: Accumulated depreciation and amortization	(906,000)	(1,113,000)

	$2,229,000	$4,120,000

Segmentz, Inc.
Notes to Consolidated Financial Statements — (Continued)
      Depreciation and amortization expense of property and equipment totaled approximately $933,000 and $822,000 for 2005 and 2004, respectively.
      Included within the captions labeled “Revenue equipment,” “Warehouse equipment” and “Computer software” are capitalized leases with gross amounts of approximately $575,000, $27,000 and $93,000 and accumulated amortization, through the year ended December 31, 2005, of approximately $188,000, $9,000 and $81,000, respectively.

4.	Loans and Advances
      Advances primarily relate to loans made to certain employees and former employees of the Company, which were satisfied in 2005.
      In conjunction with its restructuring activities and the related disposal of its Temple and Bullet operations, the Company entered into loans with the buyers of each of these operations. The Temple operations were sold to Temple Trucking Services, Inc (TTSI) and the operations of Bullet were sold to Bullet Freight Systems (BFS). Both TTSI and BFS were companies newly formed by unrelated third parties specifically to facilitate their individual purchases of our operations. The Company provided the buyers of each of the two disposed companies with a line of credit, and a loan to finance their purchase of the assets.
      In July 2005, the Company provided TTSI with a $250,000 line of credit facility bearing interest at the rate of 6% per annum payable in sixty equal monthly payments of principal and interest commencing in July 2006. Draws upon this line by TTSI must be made before June 30, 2006. The Company also sold certain of its operational assets to TTSI in exchange for a $105,000 note with a term of sixty months bearing interest at the rate of 6% per annum. The $105,000 equipment note was satisfied by TTSI, prior to December 31, 2005. The company recognized a loss of approximately $32,000 associated with the satisfaction of this loan.
      In August 2005, the Company provided BFS with a $200,000 line of credit bearing interest at the rate of 6% per annum payable in sixty equal monthly payments of principal and interest commencing in August 2007. Draws upon this line by BFS must be made before July 31, 2006. The Company also sold a portion of its pickup and delivery assets to BFS in exchange for a $33,000 note with a term of sixty months bearing interest at the rate of 6% per annum. On March 27, 2006, the Company executed a settlement agreement with BFS and its owners whereby the Company accepted $150,000 in cash as payment in full on the BFS note and credit facility.
      The table below outlines the balances of loans and advances at December 31,

	2005	2004

Stockholder loan	$—	$131,000
TTSI — Line of credit	200,000	—
BFS — Line of credit	206,000	—
BFS — Sale of assets	33,000	—

	$439,000	$131,000

Segmentz, Inc.
Notes to Consolidated Financial Statements — (Continued)

5.	Goodwill
      The change in the carrying amount of goodwill for the year ended December 31, 2005 and 2004 is as follows:

January 1, 2004	$510,000
Acquisitions (see notes 11 and 12 to consolidated financial statements)	592,000
Contingent contractually earned payments	1,532,000

December 31, 2004	2,634,000
Disposal	922,000
Contingent contractual earned payments	1,855,000

December 31, 2005	$3,567,000

      As of December 31, 2005, the company had accrued $1,710,000 for contingent consideration related to the Express-1, Inc. and Dasher Express Inc. acquisitions.

6.	Identified Intangible Assets
      Intangible assets consist of the following:

	December 31,

	2005	2004

Intangible not subject to amortization:
Trade names	$3,346,000	$3,640,000
Intangible subject to amortization:
Motor vehicle operating history	—	494,000
Employment contracts	156,000	260,000
Non-compete agreements	537,000	713,000
Customer relationships	359,000	656,000
Driver/independent contractor network	75,000	203,000
Other	156,000	230,000

	$4,629,000	$6,196,000

      The following is a schedule by year of future expected amortization expense related to identifiable intangible assets as of December 31, 2005:

2006	$369,000
2007	273,000
2008	223,000
2009	186,000
2010	160,000
Thereafter	72,000

$1,283,000

      The Company recorded amortization expense of approximately $502,000 and $432,000 for the years ended December 31, 2005 and 2004, respectively.
      Remaining intangibles have a weighted average remaining life of approximately 4.5 years.

Segmentz, Inc.
Notes to Consolidated Financial Statements — (Continued)

7.	Obligations Due Under Factoring Arrangement
      In the past the Company factored a significant portion of its accounts receivable. As of January 31, 2004 the Company terminated the factoring agreement and the obligation due under the factoring arrangement was fully satisfied.

8.	Notes Payable and Capital Leases
      The Company enters into notes payable and capital leases with various third parties from time to time to finance certain operational equipment, real property and other assets used in its business operations. Generally these loans and capital leases bear interest at rates reflective of market conditions at the time of note execution, and provide for the lender’s to receive collateral for these debt instruments with equipment and certain assets of the Company.
      The table below outlines the Company’s notes payable and capital lease obligations as of December 31, 2005 and 2004.

	Range of	Term
Description	Interest Rates	(Months)	2005	2004

Equipment loans	6%-10%	24-36	$—	$688,000
Automobile loans	0%	48	15,000	26,000
Mortgage loan (Buchanan building)	6%	60	647,000	—
Capital leases for equipment	0%-18%	24-60	404,000	325,000

			1,066,000	1,039,000
Less: current portion			242,000	480,000

Long-term portion of notes payable			$824,000	$559,000

      The following is a schedule by year of future minimum principal payments required under the terms of the above notes payable as of December 31, 2005:

	Capital Lease Payments

	Gross	Interest	Net	Notes Payable

2006	$214,000	$32,000	$182,000	$60,000
2007	134,000	20,000	114,000	63,000
2008	79,000	9,000	70,000	61,000
2009	42,000	4,000	38,000	64,000
2010	—	—	—	414,000

Thereafter	$469,000	$65,000	$404,000	$662,000

9.	Revolving Credit Facilities
      In November 2005, the Company entered into an agreement with a Michigan banking corporation (the “Bank”), under which the Bank extended an asset-based line of credit to the Company, through its wholly owned subsidiary, Express-1, Inc with Segmentz acting as guarantor. Under the terms of the agreement, the Company may draw down amounts under the facility not to exceed $6.0 million in the aggregate, at interest rates that are based upon the Bank’s prime lending rate. The amount that may be drawn at any time is limited to the lesser of the $6.0 million limit or 80% of eligible accounts receivable, plus $800,000. Segmentz assets pledged as collateral for the borrowing base include trade accounts receivable and the real property located at 429 Post Road in Buchanan, Michigan. As of December 31, 2005, availability under the facility was approximately $1.4 million. The rate of interest charged on this facility as of December 31, 2005 was 7.0%,

Segmentz, Inc.
Notes to Consolidated Financial Statements — (Continued)
based upon the Company’s financial results. The new facility matures on November 15, 2007. The Company was in compliance with all terms and conditions of the facility, as of December 31, 2005.
      The Company’s former line of credit, which was retired in November 2005, upon the execution of the new line of credit, was with a Michigan banking corporation. The agreement provided for the extension of an asset-based line of credit to the Company. Under the Loan Documents, the Company could draw down under the line of credit the lesser of $3,500,000 or 80% of its eligible accounts receivable. All obligations of the Company under the agreements were secured by the accounts receivable of the Company and its subsidiary Express-1 which entered into agreements providing for a guaranty of the obligations of the Company under the Loan Documents, which guaranty was secured by the accounts receivable of Express-1, Inc. All advances under the Loan Documents were subject to interest at the rate of the one-month LIBOR plus 3.0%, payable monthly. The maturity date of the loan was July 1, 2005, which was extended through December 31, 2005. The facility contained various covenants pertaining to the maintenance of certain financial ratios. For some of 2005, the Company was not in compliance with two of these ratios.

10.	Commitments and Contingencies
Lease Commitments
      The following is a schedule by year of future minimum payments required under operating leases that have an initial or remaining non-cancelable lease term in excess of one year as of December 31, 2005. The leases have been further classified into categories depending upon whether the lease is for a location currently used within the Company’s operations or is for closed locations. The future minimum lease payments for all closed locations have been recorded as a liability on the Company’s balance sheet as of December 31, 2005. The amount has been recorded net of anticipated sublease revenue the Company expects to receive over the remaining lease terms.

	Current	Closed
For the Year Ended December 31,	Locations	Locations

2006	$434,000	$70,000
2007	127,000	53,000
2008	26,000	56,000
2009	1,000	33,000
2010	—	—
Thereafter	—	—

	$588,000	$212,000

      Rent expense amounted to approximately $474,000 and $735,000 for the years ended December 31, 2005 and 2004, respectively.
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

Segmentz, Inc.
Notes to Consolidated Financial Statements — (Continued)

11.	Equity
Convertible Preferred Stock
      The authorized preferred stock of the Company consists of 10,000,000 shares at $.001 par value, of which no shares were issued and outstanding as of December 31, 2005 and 2004. The authorized preferred stock is comprised of three classes: Series A Redeemable, Series B Convertible and Series C Redeemable, each of which is outlined below.
Series A Redeemable Convertible Preferred Stock
      Each share of Series A Preferred Stock is convertible, at the option of the holder, at any time into shares of common stock of the Company at a conversion price equal to the trading price of the shares or at the price of the last placement of shares by the Company, whichever is less. Interest on the shares of Series A Preferred Stock does not accrue. The Series A Preferred Stock is redeemable at the option of the Company for cash at a rate of $1.00 per share. The holders of the preferred stock are entitled to vote, together with the holders of common stock, on all matters submitted to stockholders for a vote. Each preferred stockholder is entitled to the number of votes equal to the number of shares of preferred stock convertible at the time of such vote.
      In the event of any distribution or liquidation event, the holders of the then outstanding Series A Preferred Stock shall receive a pro-rata distribution to be determined by performing a fictional conversion into common stock, and determining the pro-rata distribution of such proceeds on the basis “as-if converted” which is subordinate in classification to any debt classes which may be outstanding at the time of such events. No shares of Series A Convertible Preferred Stock were outstanding as of December 31, 2005 and 2004.
Series B Convertible Preferred Stock
      Each share of Series B Preferred Stock is convertible, at the option of the holder, at any time into shares of common stock of the Company at a conversion price equal to the trading price of the shares or at the price of the last placement of shares by the Company, or at $1.00, whichever is greater. In addition the holder has voting rights and preferred liquidation rights. No shares of Series B Convertible Preferred Stock were outstanding as of December 31, 2005 and 2004.
Series C Redeemable Convertible Preferred Stock
      Each share of the Series C Preferred Stock is redeemable for [$100] within six months of their date of issuance, in addition to interest of ten percent per annum; or bears penalty interest of 5 shares of common stock of the Company for each month the Company fails to redeem after the six month period has expired, or can convert, at the holder’s option, after failure to redeem within nine months into Senior Debt of the Company, subordinate in nature to any Senior Debt that is in place at the time of the conversion, bearing interest at 12% per annum on the face value of [$100] per share. No shares of Series C Redeemable Convertible Preferred Stock were outstanding as of December 31, 2005 and 2004.
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

Segmentz, Inc.
Notes to Consolidated Financial Statements — (Continued)
Treasury Stock
      In 2005, the Company received approximately 180,000 shares of its Common Stock from the holders thereof in settlement of certain loans and deposits between the Company and these shareholders. The shares were recorded at market price on the dates on which they were acquired by the Company.
Options and Warrants
      The Company has in place a stock option plan initially approved by the shareholders for 600,000 shares of stock in November 2001 and later increased by the shareholders to 5,600,000 shares in June 2005. Through the plan the Company offers shares to employees and to assist in the recruitment of qualified employees and non-employee directors. Under the plan, the Company may also grant restricted stock awards. Restricted stock represents shares of common stock issued to eligible participants under the stock option plan subject to the satisfaction by the recipient of certain conditions and enumerated in the specific restricted stock grant. Conditions that may be imposed include, but are not limited to, specified periods of employment, attainment of personal performance standards or the Company’s overall financial performance.
      The following summarizes the Company’s stock option and warrant activity and related information:

		Range of Exercise	Weighted Average
	Shares	Prices	Exercise Price

Outstanding at December 31, 2003	7,386,498	$1.01-1.50	$1.35
Warrants granted	2,126,714	$1.50-2.20	$2.09
Warrants cancelled
Warrants exercised	(1,238,000)	$1.00-1.50	$1.27
Options granted	5,178,238	$1.10-2.75	$1.68
Options cancelled
Options exercised	(350,000)	$1.15-1.31	$1.22
Outstanding at December 31, 2004	13,103,450	$1.00-2.50	$1.57
Warrants granted
Warrants cancelled
Warrants exercised
Options granted	860,000	$0.57-1.25	$0.93
Options cancelled	(766,500)	$1.10-2.75	$1.75
Options expired	(70,000)	$1.75	$1.75
Outstanding at December 31, 2005	13,126,950

Segmentz, Inc.
Notes to Consolidated Financial Statements — (Continued)
The following table summarizes information about options and warrants outstanding and exercisable as of December 31, 2005:

	Outstanding Warrants and Options			Exercisable Warrants and Options

		Weighted		Weighted
		Average	Weighted	Average		Weighted
	Number	Remaining	Average	Remaining	Number	Average
	Outstanding	Life	Price	Life	Exercisable	Price

Range of Exercise Price

$0.50-1.00	1,650,000	4.5	$0.91	2.7	1,168,484	$0.99
$1.01-1.25	2,400,167	3.1	1.25	2.6	2,022,781	1.25
$1.26-1.50	4,107,999	2.7	1.44	2.8	3,602,643	1.43
$1.51-2.00	3,178,571	1.8	1.75	1.7	1,905,317	1.75
$2.20-2.75	1,790,213	3.3	2.20	3.3	1,788,968	2.20

	13,126,950	2.9	$1.52	2.7	10,487,968	1.52
      As of December 31, 2004 there were approximately 9,894,879 options exercisable at a weighted average exercise price of $1.52.
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

Segmentz, Inc.
Notes to Consolidated Financial Statements — (Continued)

12.	Acquisitions
      The Company has completed five business acquisitions since its inception. In addition, in January 2004, the Company purchased certain assets of Frontline Freight and subsequently disposed of these assets prior to the end of 2004. These acquisitions have been completed through various terms and arrangements and represent both stock purchases as well as asset purchases.
      In September 2004, the Company amended the Dasher purchase agreement to alter the tax treatment and align the conditional consideration payments with the recently purchased Express-1, Inc’s conditional consideration payments. The Company paid approximately $265,000 to the former owners of Dasher Express Inc. and incurred approximately $35,000 of additional acquisition costs. The total purchase price includes acquisition costs of approximately $85,000, but excludes the contingent consideration, which was $2,350,000. The table following in this footnote summarizes the allocation of the approximate purchase price based on management’s estimate of the fair value of assets acquired and liabilities assumed.
      In August 2004, the Company acquired all of the issued and outstanding stock of Express-1, Inc. (Express-1), a privately owned provider of expedited transportation services. The stock of Express-1, Inc. was acquired from 5 nonaffiliated individual shareholders. Prior to the closing of the transaction, the Company had no material relationship with any of the selling shareholders.
      The purchase price for the stock of Express-1, Inc., included a $6,000,000 cash payment, the issuance of 50,000 shares of restricted common stock of the Company, and the issuance of warrants to purchase 500,000 shares of common stock of the Company at an exercise price of $1.75 per share and 2,428,571 warrants at an exercise price of $1.75 per share and becoming exercisable during various periods over the subsequent four years. The consideration also included a provision under which the Company could be required to make conditional payments of up to an additional $6,500,000 in cash and restricted common stock to the selling shareholders over the following 3 years, depending on the performance of the acquired company. The estimated purchase price was approximately $6,713,000, which includes acquisition costs of approximately $378,000 and additional tax payments to the former owners of approximately $200,000 but excludes the contingent consideration. The table following in this footnote summarizes the allocation of the approximate purchase price based on management’s estimate of the fair value of assets acquired and liabilities assumed.
      In October 2004, the Company purchased certain assets and assumed certain liabilities of Temple Trucking, Inc., a privately owned provider of third party logistics services. The purchase price of Temple Trucking Inc. included the issuance of 295,000 common shares of restricted common stock of the Company and the assumption of $820,000 of debt owed to the Company. The consideration also included contingent consideration provisions under which the Company could pay up to an additional $500,000 in cash or restricted common stock over the following 3 years, depending on the performance of the acquired company. The table following in this footnote summarizes the allocation of the approximate purchase price based on management’s estimate of the fair value of assets acquired and liabilities assumed.
      The following unaudited pro forma information is presented as if the purchase of the stock of Express-1 had occurred on January 1, 2004:

December 31,
2004

Total revenues	$55,740,000
Net income applicable to common stock	(2,602,000)
Loss per share:
Basic	$(.11)
Diluted	$(.11)

Segmentz, Inc.
Notes to Consolidated Financial Statements — (Continued)
      Earnings (loss) per share is calculated based on approximately 3,500,000 additional shares being outstanding as of December 31, 2004 to account for the shares issued to raise capital to pay the initial purchase price of Express-1, Inc.
      Supplemental table of cash used in business and asset acquisitions, net of cash as follows:

	Years Ended December 31,

	2005	2004

Dasher	$0	$265,000
Bullet	0	82,000
Express-1	0	6,578,000
Temple	0	820,000

	0	7,745,000
Accrued contingent payments	1,710,000	1,450,000

	$1,710,000	$9,195,000

      The following table outlines the Company’s classification of assets, in each of the acquisitions.

	Express-1	Temple
Acquisition Date	August 2004	October 2004

Purchase allocation:
Current assets	$3,225,000
Fixed assets	805,000	$252,000
Other long term assets
Intangible assets:
Trade name	3,346,000	294,000
Employment contracts	125,000	36,000
Non-compete agreements	673,000	80,000
Customer relationships	74,000	200,000
Customer list		25,000
Drivers and contractors	256,000
Other intangibles	260,000
Goodwill	154,000	438,000

Total assets acquired	8,918,000	1,325,000
Current liabilities	(1,942,000)	(112,000)
Long-term liabilities	(263,000)	(92,000)

Net assets acquired	$6,713,000	$1,121,000

Intangibles (weighted life)	5.3 years	6.3 years
Purchase type	Stock	Asset

Segmentz, Inc.
Notes to Consolidated Financial Statements — (Continued)
13.     Income Taxes
      The provision for income taxes is as follows:

	Years Ended December 31,

	2005	2004

Current
Federal	$—	$52,000
State	—	5,000

	—	57,000

Deferred
Federal	—	(1,787,000)
State	—	(191,000)

	—	(1,978,000)

Provision for income taxes	$—	$(1,921,000)

      The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	2005	2004

Income tax provision at statutory rate:	$(1,977,000)	$(1,754,000)
Increase (decrease) in income tax due to:
State income taxes, net	(210,000)	18,000
Change in valuation allowance	2,073,000
All other non-deductible items	114,000	(185,000)

	$—	$(1,921,000)

Segmentz, Inc.
Notes to Consolidated Financial Statements — (Continued)
      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are as follows:

	Years Ended December 31,

	2005	2004

Deferred tax assets
Allowance for doubtful accounts	$275,000	$383,000
Intangibles	548,000	119,000
Accruals	80,000	—
Capital loss carryover	15,000	15,000
Net operating loss carryforward	3,293,000	1,968,000
Contributions carryover	6,000	—
Valuation allowance	(2,073,000)	—

	$2,144,000	$2,485,000

Deferred tax liabilities
Property, plant & equipment	$(121,000)	$(314,000)
Prepaid costs	(19,000)	(134,000)
Unrealized gain		(33,000)

	$(140,000)	$(481,000)

Current assets	$500,000	$1,250,000
Non-current assets	1,504,000	754,000

	$2,004,000	$2,004,000

      A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Since we have had cumulative losses in recent years, the guidance suggests that we should not look to future earnings to support the realization of the net deferred tax asset. Accordingly, a valuation allowance of $2,073,000 was considered necessary at December 31, 2005.
      As of December 31, 2005, the Company had federal and state net operating loss carry-forwards totaling approximately $8,752,000 which begin expiring in 2021.

14.	Related Party Transactions
      In August of 2004, the Company acquired Express-1, Inc. and agreed to purchase the building located at 429 Post Road, Buchanan, Michigan for $850,000 in cash or through the assumption of the current mortgage and cash. The Company also agreed to rent the building on a month-to-month basis, for monthly rental payments of ten thousand ($10,000) dollars on a triple net basis until the purchase is completed. For the years ended December 31, 2005 and 2004 rent in the amounts of approximately $40,000 and $50,000 respectively was paid as rent for the building, to the former owners of Express-1, including certain officers of the Company. In May of 2005, the Company purchased the Buchanan facility, located at 429 Post Road, for approximately $850,000.
      During 2005, the Company transferred ownership in stock and marketable securities valued at $200,000 to its former CEO as part of his severance agreement.

Segmentz, Inc.
Notes to Consolidated Financial Statements — (Continued)

15.	Employee Benefit Plans
      The Company has a defined contribution 401(k) salary reduction plan intended to qualify under section 401(a) of the Internal Revenue Code of 1986 (“Salary Savings Plan”). The Salary Savings Plan allows eligible employees, as defined in the plan document, to defer up to fifteen percent of their eligible compensation, with the Company contributing an amount determined at the discretion of the Company’s Board of Directors. The Company contributed approximately $27,000 and $127,000 to the Salary Savings Plan for the year ended December 31, 2005 and 2004, respectively.
      The Company also maintains a Non-qualified Deferred Compensation Plan for certain employees. This plan allows participants to defer a portion of their salary on a pretax basis and accumulate tax-deferred earnings plus interest. The Company provides a matching contribution of 25 percent of the employee contribution, subject to a maximum Company contribution of $2,500 per employee. These deferrals are in addition to those allowed in the Company’s 401(k) plans. The Company’s matching contribution expense from continuing operations for such plans was approximately $5,000 and $4,000 for the year ended December 31, 2005 and 2004. In addition the Company contributed $120,000 to the plan to fulfill contractual obligations to executives.
      In 2004, the Company established an Employee Stock Ownership Plan (“ESOP”) for all employees. The plan only allows employer contributions, which is at the sole discretion of the board of directors. To be eligible to receive contributions the employee must complete one year of full time service and be employed on the last day of the year. Contributions to the plan vest over a five-year period. The Company recognized compensation expense related to the ESOP of approximately $30,000 based on shares allocated to employees (the “shares allocated” method) for the year ended December 31, 2004. In December 2005, the Company’s Board of Directors approved a contribution to the ESOP plan of 50,000 shares of the Company’s stock, to be effectuated as soon as practical. Accordingly, the Company has accrued approximately $37,000 at December 31, 2005 to cover this commitment.

16.	Employment Agreements
      The Company has in place with certain of its executive’s employment agreements calling for payments totaling $804,000, $562,000, and $295,000 for the years ending December 31, 2006, 2007,and 2008. These contracts vary in length and terms, but provide for continuity of employment pending termination “for cause” for the covered employees.

17.	Subsequent Events
      In March 2006, the Company entered into a settlement agreement with the buyers (BFS) of the Company’s former Bullet operations whereby the Company agreed to accept the amount of $150,000 in cash from BFS as full settlement of the notes between the Company, BFS and the individual stockholders of BFS. The Company had a balance of approximately $235,000 recorded as a receivable on December 31, 2005 for these obligations.
      In March 2006, the Company paid to the former owners of Dasher and Express-1 cash of $1,460,000 and issued 258,799 shares of stock as settlement of its contingent consideration payments on these two acquisitions. On December 31, 2005, the Company had recorded a liability of $1,710,000 in anticipation of this payment.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 8A.	Controls and Procedures
      Under the supervision and with the participation of management, including the CEO and CFO, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective for timely gathering, analyzing, and disclosing the information we are required to disclose in our reports filed under the Securities Act of 1934, as amended. There has been no significant changes in internal controls during the three months ended December 31, 2005.

Item 8B.	Other Information
      None.
PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
      The information required by Item 9, of the Form 10KSB is hereby incorporated by reference from the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company’s year end for the year covered by this report, under the Captions “Nominees for Directors,” “Code of Ethics,” and “Compliance with Section 16(a) of the Exchange Act” in the Proxy Statement.

Item 10.	Executive Compensation
      The information required by Item 10, of the Form 10KSB is hereby incorporated by reference from the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company’s year end for the year covered by this report, under the Caption “Executive Compensation” in the Proxy Statement.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by Item 11, of the Form 10KSB is hereby incorporated by reference from the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company’s year end for the year covered by this report, under the Captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement.

Item 12.	Certain Relationships and Related Transactions
      The information required by Item 12, of the Form 10KSB is hereby incorporated by reference from the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company’s year end for the year covered by this report, under the Caption “Certain Relationships and Related Transactions” in the Proxy Statement.

PART IV

Item 13.	Exhibits

10.3	Asset Purchase Agreement between Segmentz, Inc., and TTSI Holdings, Inc., and Paul Temple, dated July 1, 2005 and filed as Exhibit 10.1 to Form 8-K filed on July 5, 2005, and incorporated herein by reference.
10.4	Loan Agreement between Segmentz, Inc., and TTSI Holdings, Inc., and Paul Temple, dated July 1, 2005, and filed as Exhibit 10.2 to Form 8-K filed on July 5, 2005, and incorporated herein by reference.
10.5	Line of Credit Agreement between Segmentz, Inc., and TTSI Holdings, Inc ., and Paul Temple, dated July 1, 2005, and filed as Exhibit 10.3 to Form 8-K filed on July 5, 2005, and incorporated herein by reference.
10.6	Security Agreement between Segmentz, Inc., TTSI Holdings, Inc., and Paul Temple, dated July 1, 2005, and filed as Exhibit 10.4 to Form 8-K filed on July 5, 2005, and incorporated herein by reference.
10.7	Contract Termination Agreement between Segmentz, Inc. and Andrew J. Norstrud, dated June 29, 2005, and filed as Exhibit 10.5 to Form 8-K filed on July 5, 2005, and incorporated herein by reference.
10.8	Asset Purchase Agreement between Segmentz, Inc., and Bullet Freight Systems & Logistics, Inc., Pedro Betancourt and Maggie Betancourt, dated August 12, 2005, and filed as Exhibit 10.1 to Form 8-K filed on August 15, 2005, and incorporated herein by reference.
10.9	Loan Agreements between Segmentz, Inc., and Bullet Freight Systems & Logistics, Inc., Pedro Betancourt and Maggie Betancourt, dated August 12, 2005, and filed as Exhibit 10.2 to Form 8-K filed on August 15, 2005, and incorporated herein by reference.
10.10	Bill of Sale between Segmentz, Inc., and Bullet Freight Systems & Logistics, Inc., Pedro Betancourt and Maggie Betancourt, dated August 12, 2005, and filed as Exhibit 10.3 to Form 8-K filed on August 15, 2005, and incorporated herein by reference.
10.11	Security Agreement between Segmentz, Inc., Bullet Freight Systems & Logistics, Inc., Pedro Betancourt and Maggie Betancourt, dated August 12, 2005, and filed as Exhibit 10.4 to Form 8-K filed on August 15, 2005, and incorporated herein by reference.
10.12	Employment Agreement with Mark Patterson dated September 1, 2005, and filed as Exhibit 99.2 to Form 8-K filed on September 6, 2005, and incorporated herein by reference.
10.13	Employment Agreement with Mike Welch executed September 14, 2005, and filed as Exhibit 99.1 to Form 8-K filed on September 16, 2005, and incorporated herein by reference.
10.15	Revolving Loan Agreement between Segmentz, Inc., Express-1, Inc., and Chemical Bank, dated November 4, 2005, and filed as Exhibit 10.1 to Form 8-K filed on November 9, 2005, and incorporated herein by reference.
10.16	Commercial Revolving Note by Express-1, Inc., to Chemical Bank, dated November 4, 2005, and filed as Exhibit 10.2 to Form 8-K filed on November 9, 2005, and incorporated herein by reference.
10.17	Continuing Guaranty by Segmentz, Inc., to Chemical Bank, dated November 4, 2005, and filed as Exhibit 10.3 to Form 8-K filed on November 9, 2005, and incorporated herein by reference.
14	SEGMENTZ, Inc. CODE OF ETHICS FOR SENIOR FINANCIAL OFFICERS (EXECUTIVE MANAGEMENT) adopted 02-10-2005 and filed as exhibit 14 to form 10QSB on March 30, 2005 and incorporated herein by reference.
23	Consent of Auditors, Pender Newkirk & Company LLP.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)
32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

Item 14.	Principal Accountants Fees and Services
      The information required by Item 14, of the Form 10KSB is hereby incorporated by reference from the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company’s year end for the year covered by this report, under the Caption “Principal Accountant Fees and Services” in the Proxy Statement.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Buchanan, Michigan, on March 30, 2006.

SEGMENTZ, INC.

By:	/s/ Michael R. Welch

Michael R. Welch
(Chief Executive Officer, President and Director)

By:	/s/ Mark K. Patterson

Mark K. Patterson
(Chief Financial Officer and Director)
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-KSB has been signed by the following persons in the capacities indicated:

Signature	Title	Date

/s/ Jim Martell Jim Martell	Chairman of the Board of Directors	March 30, 2006

/s/ Michael R. Welch Michael R. Welch	Chief Executive Officer, President and Director	March 30, 2006

/s/ Mark K. Patterson Mark K. Patterson	Chief Financial Officer and Director	March 30, 2006

/s/ Jennifer Dorris Jennifer Dorris	Director and Chairperson of Audit Committee	March 30, 2006

/s/ Jay Taylor Jay Taylor	Director	March 30, 2006

/s/ Calvin (Pete) Whitehead Calvin (Pete) Whitehead	Director	March 30, 2006

Exhibit Index

10.3	Asset Purchase Agreement between Segmentz, Inc., and TTSI Holdings, Inc., and Paul Temple, dated July 1, 2005 and filed as Exhibit 10.1 to Form 8-K filed on July 5, 2005, and incorporated herein by reference.
10.4	Loan Agreement between Segmentz, Inc., and TTSI Holdings, Inc., and Paul Temple, dated July 1, 2005, and filed as Exhibit 10.2 to Form 8-K filed on July 5, 2005, and incorporated herein by reference.
10.5	Line of Credit Agreement between Segmentz, Inc., and TTSI Holdings, Inc ., and Paul Temple, dated July 1, 2005, and filed as Exhibit 10.3 to Form 8-K filed on July 5, 2005, and incorporated herein by reference.
10.6	Security Agreement between Segmentz, Inc., TTSI Holdings, Inc., and Paul Temple, dated July 1, 2005, and filed as Exhibit 10.4 to Form 8-K filed on July 5, 2005, and incorporated herein by reference.
10.7	Contract Termination Agreement between Segmentz, Inc. and Andrew J. Norstrud, dated June 29, 2005, and filed as Exhibit 10.5 to Form 8-K filed on July 5, 2005, and incorporated herein by reference.
10.8	Asset Purchase Agreement between Segmentz, Inc., and Bullet Freight Systems & Logistics, Inc., Pedro Betancourt and Maggie Betancourt, dated August 12, 2005, and filed as Exhibit 10.1 to Form 8-K filed on August 15, 2005, and incorporated herein by reference.
10.9	Loan Agreements between Segmentz, Inc., and Bullet Freight Systems & Logistics, Inc., Pedro Betancourt and Maggie Betancourt, dated August 12, 2005, and filed as Exhibit 10.2 to Form 8-K filed on August 15, 2005, and incorporated herein by reference.
10.10	Bill of Sale between Segmentz, Inc., and Bullet Freight Systems & Logistics, Inc., Pedro Betancourt and Maggie Betancourt, dated August 12, 2005, and filed as Exhibit 10.3 to Form 8-K filed on August 15, 2005, and incorporated herein by reference.
10.11	Security Agreement between Segmentz, Inc., Bullet Freight Systems & Logistics, Inc., Pedro Betancourt and Maggie Betancourt, dated August 12, 2005, and filed as Exhibit 10.4 to Form 8-K filed on August 15, 2005, and incorporated herein by reference.
10.12	Employment Agreement with Mark Patterson dated September 1, 2005, and filed as Exhibit 99.2 to Form 8-K filed on September 6, 2005, and incorporated herein by reference.
10.13	Employment Agreement with Mike Welch executed September 14, 2005, and filed as Exhibit 99.1 to Form 8-K filed on September 16, 2005, and incorporated herein by reference.
10.15	Revolving Loan Agreement between Segmentz, Inc., Express-1, Inc., and Chemical Bank, dated November 4, 2005, and filed as Exhibit 10.1 to Form 8-K filed on November 9, 2005, and incorporated herein by reference.
10.16	Commercial Revolving Note by Express-1, Inc., to Chemical Bank, dated November 4, 2005, and filed as Exhibit 10.2 to Form 8-K filed on November 9, 2005, and incorporated herein by reference
10.17	Continuing Guaranty by Segmentz, Inc., to Chemical Bank, dated November 4, 2005, and filed as Exhibit 10.3 to Form 8-K filed on November 9, 2005, and incorporated herein by reference.
14	SEGMENTZ, Inc. CODE OF ETHICS FOR SENIOR FINANCIAL OFFICERS (EXECUTIVE MANAGEMENT) adopted 02-10-2005 and filed as exhibit 14 to form 10QSB on March 30, 2005 and incorporated herein by reference.
23	Consent of Auditors, Pender Newkirk & Company LLP
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)