Form 10KSB/A
period 2005-12-31
SEGMENTZ INC
filed 2006-04-28
CIK 1166003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/ A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 000-49606

SEGMENTZ, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	03-0450326 (I.R.S. Employer Identification No.)

429 Post Road — Buchanan, Michigan (Address of principal executive offices)	49107 (Zip Code)
Registrant’s telephone number, including area code:
(269) 695-4920
Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None
Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:

Common Stock, par value $.001 per share	American Stock Exchange

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
      As of March 17, 2006, the number of shares of the issuer’s common stock outstanding: 26,465,034
      Documents incorporated by reference: None
      Transitional Small Business Disclosure Format:     Yes ☐          No ☑

EXPLANATORY NOTE
      This Amendment No. 1 to the Annual Report on Form 10-KSB of Segmentz, Inc. (the “Company”) amends the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, originally filed on March 31, 2006 (the “Original Filing”). The Company is filing this Amendment (i) to file information required by Part III, Items 9, 10, 11, and 12, and Part IV, Item 14 because the Company’s proxy statement will not be filed within 120 days of the end of the Company’s fiscal year ended December 31, 2005, and (ii) to amend and restate Part IV Item 13 to include currently dated certifications.
      Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and the registrant has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing. The filing of this Form 10-K/ A is not a representation that any statements contained in items of Form 10-K other than Part III, Items 9, 10, 11, and 12, and Part IV, Item 14 are true or complete as of any date subsequent to the date of the Original Filing.

SEGMENTZ, INC.
ANNUAL REPORT ON FORM 10-KSB/ A
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2005

		Page

Part III
Item 9.	Directors and Executive Officers of Registrant	3
Item 10.	Executive Compensation	5
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	8
Item 12.	Certain Relationships and Related Transactions	9

Part IV
Item 13.	Exhibits	9
Item 14.	Principal Accountant Fees and Services	10
Signatures		12
Certification of the Chief Executive Officer to Section 302
Certification of the Chief Financial Officer to Section 302
Certification of the Chief Executive Officer to Section 906
Certification of the Chief Financial Officer to Section 906

PART III

Item 9.	Directors and Executive Officers of the Registrant
      The Company’s directors and executive officers as of March 18, 2004 were as follows:

			Audit	Compensation	Nominating
	Age	Position	Committee	Committee	Committee

Non-employee, Independent Directors
Jim Martell	51	Chairman of Board of Directors		x	x
Jennifer Dorris	38	Director, Chairperson of Audit Committee	x
Jay Taylor	57	Director, Chairperson of Compensation Committee	x	x	x
Calvin Whitehead	58	Director, Chairperson of Nominating Committee	x	x	x
Employee Directors, Executive Officers
Michael Welch	43	Chief Executive Officer, President and Director
Mark Patterson	43	Chief Financial Officer, Director
      The following is a brief summary of the business experience of the foregoing directors and executive officers.

Non-Employee, Independent Directors
      Jim Martell, age 51, is a Director of the Company and serves as the Chairman of the Board for the Company. Mr. Martell was initially appointed as a Director in January 2005. Mr. Martell is the former Chief Executive Officer of SmartMail Services, a $200 million company and one of the United States’ leading flat-sized mail and parcel delivery companies in North America. SmartMail was sold to DHL Global Mail in May of 2004. Jim brings over 20 years of experience in transportation and logistics to Segmentz. As President and Chief Executive Officer of SmartMail since 1999, he guided the company toward reaching its strategic objectives of geographic growth and product expansion. Prior to joining SmartMail, Jim served as Chief Executive Officer for the Americas for Union-Transport Service, where his aggressive strategic direction in the areas of logistics, customer service and international operations resulted in a profitable corporate turnaround. A seasoned veteran in the package delivery market, Jim’s background also includes management experience at both Federal Express and United Parcel Service. Jim holds an International Master of Education (Med) from Brock University and a B.S. in Engineering from Michigan Technological University.
      Jay N. Taylor, age 57, currently serves as a Director of the Company and serves as the Chairperson of the Compensation Committee. Mr. Taylor is the co-founding partner of Capital Resource Partners, Inc., an investment-banking firm focused on providing merger and acquisition services to the transportation and logistics industry. Mr. Taylor was initially appointed as a Director in March 2004. From 1979 to 1987, Mr. Taylor was the Vice President of Schneider National, Inc. where he was responsible for marketing, planning and business development at the corporate level for the then $700 million revenue motor carrier. He then became the Senior Vice President for Tri-State Motor Transit, Inc. and acquired the same position at Country Wide Truck Service, Inc. In 1995, Mr. Taylor was founder and became the President and CEO for Ampace Corporation, which is an asset-based, publicly traded transportation company servicing Fortune 500 shippers. Mr. Taylor received his MBA from the University of Iowa in finance and his BS from Iowa State University, concentrating in transportation.
      Calvin (“Pete”) R. Whitehead, age 58, currently serves as a Director of the Company and serves as the Chairperson of the Nominating Committee. Mr. Whitehead was initially appointed as a Director in January

2005. Mr. Whitehead is a retired former President of Atlantic Automotive Components, a joint venture of Ford/ Visteon and Venture Industries, in Benton Harbor Michigan. While serving as president from 1995 to 2003, Mr. Whitehead oversaw revenue growth from $18 million to over $90 million. From 1992 — 1995 Mr. Whitehead was the General Manufacturing Manager for Toledo Molding and Die and was responsible for 4 manufacturing plants and corporate quality. From 1967-1992 Mr. Whitehead held various management positions within Ford Motor Company, both in manufacturing and engineering in the U.S. and in Europe. Mr. Whitehead received his Bachelor of Science degree in Business Management from Virginia Polytechnic Institute.
      Jennifer Dorris, age 38, currently serves as a Director of the Company, and serves as the Chairperson of the Audit Committee. Mrs. Dorris was initially appointed as a Director in April 2005. Mrs. Dorris currently serves as the Chief Financial Officer of MR Default Services, LLC, a leading provider of legal transaction processing services to the mortgage industry. Mrs. Dorris joined MR. Default Services, LLC in 2006. Mrs. Dorris was formerly the Chief Financial Officer of Smartmail, LLC, where she was instrumental in Smartmail achieving its strategic goals by pursuing and attaining growth initiatives, building an exceptional financial team and, completing and integrating strategic acquisitions. Previous to this Mrs. Dorris was the Vice President and Controller for WebMD. Ms. Dorris’ background also includes public accounting and she is a CPA licensed in Georgia since 1996. Ms. Dorris holds a M.B.A. in Finance and a B.A. in accounting from Georgia State University.

Employee Directors
      Mike Welch, age 43, joined Segmentz, Inc., in September of 2004 as President and was appointed a Director at that time. Mr. Welch was appointed CEO of the Company in June 2005. Mr. Welch’s primary focus is on providing executive leadership and further expanding the Company’s footprint within the Expedite Market. Mr. Welch has been involved in the transportation industry for over twenty years with expertise in the expediting industry. In 1989 Mr. Welch co-founded Express-1, Inc., a Midwest based expedited carrier, which grew to a $30 million dollar company, and now serves as our principle operating company. Mr. Welch has a Bachelor of Science degree in Industrial Marketing from Western Michigan University.
      Mark Patterson, age 43, joined Segmentz, Inc., in September 2005 as Chief Financial Officer and was appointed to the Board of Directors in February 2006. Mr. Patterson’s primary focus is upon providing financial and executive leadership to the Company and overseeing its financial and public company affairs. Over the past 20 years, Mr. Patterson has held senior financial positions at several transportation, distribution and manufacturing companies. Most recently Mr. Patterson served as the Director of Corporate Reporting at SIRVA in 2005. Prior to that Mr. Patterson Served as the Controller and Director of Financial Planning and Analysis at CRST International, Inc. from 2003 to 2004. Mr. Patterson served as the Chief Financial Officer of Coastal Resources, Inc. from 2001 to 2003. Mr. Patterson served as the Chief Financial Officer of Schilli Transportation Services, Inc. from 1998 through 2001. Mr. Patterson held various financial positions within U.S. Xpress Enterprises, Inc. from 1994 through 1998. Mr. Patterson received a Bachelor of Science degree in Business Administration with a Concentration in Accounting from the University of Tennessee.
AUDIT COMMITTEE
      The Audit Committee consists of Mrs. Dorris, Mr. Taylor, and Mr. Whitehead. The Audit Committee selects the independent auditors; reviews the results and scope of the audit and other services provided by the Company’s independent auditors, and reviews and evaluates the Company’s internal control functions. As an advisory function of the committee, members also participate in financings, review budgets prior to presentation to the Board of Directors and review budgets vs. actual reports. Mrs. Dorris is the audit committee chairperson and functions as the Committee’s “Financial Expert,” as defined in Section (e)(2) of Item 401 of Regulation S-B.

CODE OF ETHICS
      The Company’s Board of Directors has adopted a Code of Ethics applicable to all of the Company’s employees, including the Company’s Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer and Controller. The Company’s Code of Ethics is filed as an exhibit to this Annual Report and is posted on the Company’s Internet website at www.express-1.com. The information on the Company’s Internet website is not incorporated into this Annual Report as a result of the foregoing reference.
COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT
      Based solely on the Company’s review of copies of forms filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, and written representations from certain reporting persons, the Company believes that during 2005 all reporting persons timely complied with all filing requirements applicable to them.
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
EXECUTIVE COMPENSATION
      The following table sets forth a summary of the compensation paid for the three fiscal years ended December 31, 2005 to or for the benefit of the Company’s Chief Executive Officer and the Company’s four most highly compensated executive officers whose total annual salary and bonus compensation exceeded $100,000 (the “Named Executive Officers”).
Summary Compensation Table

				Long-Term
				Compensation Awards

		Annual Compensation		Restricted
				Stock	Number		All Other
Name and Principal Position		Salary	Bonus	Awards	of Options		Compensation

Allan J. Marshall(1)	2005	$86,505	$30,000	—	—		$276,175	(4)
	2004	200,000	—	—	100,000	(5)	12,000	(8)
	2003	150,000	—	—	—		—
Michael R. Welch(2)	2005	134,135	23,452	—	100,000	(6)	32,338	(9)
Chief Executive Officer,	2004	104,000	—	—	150,000	(7)	3,000	(10)
President and Director		—	—	—	—		—
Mark Patterson(3)	2005	28,846	—	—	100,000	(5)	10,000	(11)
Chief Financial Officer and	2004	—	—	—	—		—
Director	2003	—	—	—	—		—

(1)	Allan J. Marshall was the Company’s founder and served as its Chief Executive Officer and Chairman of the Board until his resignation in 2005.

(2)	Michael R. Welch joined the Company as President and Director in September 2004. He was appointed Chief Executive Officer in June 2005.

(3)	Mark Patterson joined the Company in September 2005 as Chief Financial Officer. He was appointed to the Board as Director in February 2006.

(4)	Includes approximately $200,000 of Stock of an unaffiliated third party and $15,000 of office furniture and equipment awarded to Mr. Marshall as partial settlement in his severance agreement. Also includes approximately $61,175 of deferred compensation.

(5)	Options at a strike price of $1.25 per share.

(6)	Options at a strike price of $0.57 per share.

(7)	Options at a strike price of $1.45 per share.

(8)	Reimbursement for Company related automobile expense.

(9)	Reimbursement for Company related automobile expense of $2,338 and contribution to deferred compensation plan of $30,000.

(10)	Reimbursement for Company related automobile expense.

(11)	Reimbursement for Moving Expenses.
DIRECTOR COMPENSATION
      The Company’s Board appoints the executive officers to serve at the discretion of the Board. Directors who are also employees receive no compensation for serving on the Board. In 2005, the Company’s non-employee director compensation plan was modified. Each non-employee director was awarded a one-time grant of 100,000 options at the then current market price, with immediate vesting. New board members, at the time of their appointment, will be awarded a one-time grant of 100,000 options at the then current market price, with immediate vesting. Beginning with the first quarter of 2007, and at each anniversary thereafter, the Board will review the Company’s results and determine whether an additional award of stock options will be granted to the non-employee directors. Each non-employee director will receive (i) $2,000 per day for each board meeting attended; (ii) $500 for participation in a conference call; and (iii) reasonable reimbursement of expenses associated with attendance and participation at board meetings. The Chairperson of the Board of Directors will receive an annual fee of $10,000. The Chairperson of the Compensation Committee will receive an annual fee of $10,000. The Chairperson of the Audit Committee will receive an annual fee of $15,000. The Chairperson of the Nominating Committee will receive an annual fee of $5,000. Each of these fees to the Chairpersons of the aforementioned Committees, will be paid in four equal installments.
EMPLOYMENT CONTRACTS
      The Company entered into an employment agreement with Michael R. Welch, the Company’s Chief Executive Officer, on July 1, 2005, which terminates on July 1, 2008. The agreement shall be automatically extended for an additional one-year period after the initial term unless at least 30 days prior to the termination date either the Company or Mr. Welch give written notice to the other that the employment agreement will not be renewed. In addition to auto, cellular and other expense allowances, Mr. Welch’s starting base salary was $150,000 under the terms of the agreement, with provisions for annual increase in base salary of not less than $10,000 each year. Mr. Welch may also be eligible to receive an annual bonus based on the Company’s financial performance in the form of stock options and cash. The agreement also granted 100,000 options at a price of $0.57 per share, which vest over a three-year period. The new agreement replaces a previous employment agreement between the Company and Mr. Welch, entered into in August 2004.
      In August 2005, the Company entered into an employment agreement with Mark Patterson, the Company’s Chief Financial Officer, which terminates July 2008. In addition to reasonable expense reimbursement, this agreement provides for a salary of $125,000 with annual increases in salary and bonuses at the discretion of the Board of Directors. The agreement also provided for 100,000 options at a price of $1.25 per share.

OPTION GRANTS IN LAST FISCAL YEAR
      The following table sets forth information concerning the Company’s grant of options to purchase shares of the Company’s common stock and stock appreciation rights (“SARs”) during the fiscal year ended December 31, 2005, to the Company’s Chief Executive Officer and to each of the Company’s executive officers who earned more than $100,000 during the fiscal year ended December 31, 2005:

Percent of
		Number of	Total Options/
		Securities	SARs Granted
		Underlying	to Employees
		Options/SARs	in Fiscal
Name/Position	Granted (#)	Year	($/Sh)		Expiration Date

Allan Marshall	—	—	—	—	—
Michael R. Welch,	100,000	—	12%	$0.57	7/1/2015
CEO, President and Director
Mark Patterson,	100,000	—	12%	$1.25	8/15/2015
CFO and Director
STOCK OPTION PLAN
      On November 1, 2001, the Company’s majority stockholders approved the 2001 Stock Compensation Plan (“2001 Plan”). The number of shares of common stock which may be issued under the 2001 Plan has been amended to include 5,600,000. The Company may grant options under the 2001 Plan to attract qualified individuals to become employees and non-employee directors, as well as to ensure the retention of management of any acquired business operations. Under the 2001 Plan, the Company may also grant restricted stock awards. Restricted stock represents shares of common stock issued to eligible participants under the 2001 Plan subject to the satisfaction by the recipient of certain conditions and enumerated in the specific restricted stock grant. Conditions that may be imposed include, but are not limited to, specified periods of employment, attainment of personal performance standards or the Company’s overall financial performance. The granting of restricted stock represents an additional incentive for eligible participants under the 2001 Plan to promote the Company’s development and growth and may be used by management as another means of attracting and retaining qualified individuals to serve as the Company’s employees and directors. Currently, the Company has granted the 5,340,000 options as provided for in its 2001 Plan.
OPTION EXERCISES AND HOLDINGS
      The following table contains information with respect to the exercise of options to purchase shares of common stock during the fiscal year ended December 31, 2005, of the Company’s Chief Executive Officer and to each of the Company’s executive officers who earned more than $100,000 during the fiscal year ended December 31, 2005:
AGGREGATED OPTION/ SAR EXERCISED IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION/ SAR VALUES

Number of
Securities
Underlying
Unexercised
	Value of Unexercised In-the-	Shares		Options/SARs
	Money Options/SARs At	Acquired on		FY-End (#)
	FY-End ($)	Exercise	Value	Exercisable/
Name/Position	Unexercised/ Exercisable/(#)	(#)	Realized ($)	Unexercisable

Allan Marshall	—	—	—	100,000/0
Michael R. Welch	$11,000/$1,833	—	—	883,533/911,324
CEO, President and Director
Mark Patterson	—	—	—	11,111/88,889
CFO and Director

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
PRINCIPAL SHAREHOLDERS
      The following table sets forth information known to us, as of March 31, 2006, relating to the beneficial ownership of shares of common stock by:

•	each person who is known by us to be the beneficial owner of more than 5% of the Company’s outstanding common stock;

•	each director;

•	each executive officer; and

•	all executive officers and directors as a group
      Under securities laws, a person is considered to be the beneficial owner of securities owned by him (or certain persons whose ownership is attributed to him) and that can be acquired by him within 60 days from the date of this Form 10-KSB/A filing, including upon the exercise of options, warrants or convertible securities. The Company determined a beneficial owner’s percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of the date of this Form 10-KSB/A filing, have been exercised or converted.
      Except with respect to beneficial ownership of shares attributed to the named person, the following table does not give effect to the issuance of shares in the event outstanding common stock purchase warrants are exercised.
      The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them. Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of Segmentz, Inc., 429 Post Road, Buchanan, Michigan 49107.

	Amount and Nature of	Percentage
Name/Address of Beneficial Owner	Beneficial Ownership	of Class

Allan Marshall(1)	2,596,217	9.8%
Barron Partners, LP(2)	2,565,923	9.7%
Peter Lynch Foundation(3)	1,349,000	5.1%
Mike Welch(4)	2,004,857	7.6%
Mark Patterson(5)	125,000	0.5%
Jim Martell(6)	350,000	1.3%
Jay Taylor(7)	300,000	0.9%
Calvin R. (Pete) Whitehead(8)	250,000	0.8%
Jennifer Dorris(9)	255,000	0.8%
Executive Officers and Directors (as a group of 6)	3,284,857	11.8%

(1)	Allan Marshall was the Company’s founder and former CEO and director. Includes options for 100,000 shares of common stock at $1.25 to which Mr. Marshall has beneficial ownership.

(2)	Andrew Worden has investment and voting control over shares of common stock beneficially owned by Barron Partners, LP. Includes 1,150,000 shares underlying common stock purchase warrants exercisable at $1.00 per share, until September 22, 2008.

(3)	Peter Lynch has investment and voting control over shares beneficially owned by Mr. Lynch’s wife (Mrs. Lynch’s powers to vote or dispose are treated as if they belonged to Mr. Lynch for purposes of this statement), shares beneficially owned in two charitable lead trusts and a charitable remainder trust, shares beneficially owned in trust for members of Mr. Lynch’s family and shares beneficially owned by a charitable foundation of which Mr. Lynch is a trustee. Includes 28,000 shares underlying common stock purchase warrants exercisable at $2.20 per share until May 6, 2009.

(4)	Mike Welch is the Company’s CEO, President and a Director. Includes 1,844,857 shares underlying common stock purchase warrants exercisable from $0.57 to $1.75 per share and expiring at dates between June 2006 and February 2016.

(5)	Mark Patterson is the Company’s CFO and a Director. Includes 125,000 shares underlying common stock purchase warrants exerciseable from $0.77 to $1.25 per share and expiring between August 2015 and February 2016.

(6)	Jim Martell is a Director of the Company and serves as it Chairman. Includes 350,000 shares underlying common stock purchase warrants exerciseable from $0.74 to $1.25 per share expiring at dates between January 2010 and December 2015.

(7)	Jay Taylor is a Director of the Company. Includes 300,000 shares underlying common stock purchase warrants exerciseable from $0.74 to $1.25 per share expiring at dates between January 2010 and December 2015.

(8)	Calvin R. (Pete) Whitehead is a Director of the Company. Includes 250,000 shares underlying common stock purchase warrants exerciseable from $0.74 to $1.25 per share expiring at dates between January 2010 and December 2015.

(9)	Jennifer Dorris is a Director of the Company. Includes 250,000 shares underlying common stock purchase warrants exerciseable from $0.74 to $1.25 per share expiring at dates between January 2010 and December 2015.

Item 12.	Certain Relationships and Related Transactions
      In August of 2004, the Company acquired Express-1, Inc. and agreed to purchase the building located at 429 Post Road, Buchanan, Michigan for $850,000 in cash or through the assumption of the current mortgage and cash. The Company also agreed to rent the building on a month-to-month basis, for monthly rental payments of ten thousand ($10,000) dollars on a triple net basis until the purchase is completed. For the years ended December 31, 2005 and 2004 rental payments of approximately $50,000 and $40,000 were paid for the building, to the former owners of Express-1. Mr. Michael Welch is the founder and a former owner, along with other current Segmentz employees, of Express-1. Mr. Welch was entitled to receive approximately 42% of the rental payments based upon his partnership interest in the property holdings. Certain members of Mr. Welch’s extended family were also partners in the property holdings and were entitled to receive approximately 34% of the rental payments based upon the partnership interest.

Item 13.	Exhibit List

Exhibit No.	Description

10.3	Asset Purchase Agreement between Segmentz, Inc., and TTSI Holdings, Inc., and Paul Temple, dated July 1, 2005 and filed as Exhibit 10.1 to Form 8-K filed on July 5, 2005, and incorporated herein by reference.

10.4	Loan Agreement between Segmentz, Inc., and TTSI Holdings, Inc., and Paul Temple, dated July 1, 2005, and filed as Exhibit 10.2 to Form 8-K filed on July 5, 2005, and incorporated herein by reference.

10.5	Line of Credit Agreement between Segmentz, Inc., and TTSI Holdings, Inc., and Paul Temple, dated July 1, 2005, and filed as Exhibit 10.3 to Form 8-K filed on July 5, 2005, and incorporated herein by reference.

10.6	Security Agreement between Segmentz, Inc., TTSI Holdings, Inc., and Paul Temple, dated July 1, 2005, and filed as Exhibit 10.4 to Form 8-K filed on July 5, 2005, and incorporated herein by reference.

10.7	Contract Termination Agreement between Segmentz, Inc. and Andrew J. Norstrud, dated June 29, 2005, and filed as Exhibit 10.5 to Form 8-K filed on July 5, 2005, and incorporated herein by reference.

Exhibit No.	Description

10.8	Asset Purchase Agreement between Segmentz, Inc., and Bullet Freight Systems & Logistics, Inc., Pedro Betancourt and Maggie Betancourt, dated August 12, 2005, and filed as Exhibit 10.1 to Form 8-K filed on August 15, 2005, and incorporated herein by reference.

10.9	Loan Agreements between Segmentz, Inc., and Bullet Freight Systems & Logistics, Inc., Pedro Betancourt and Maggie Betancourt, dated August 12, 2005, and filed as Exhibit 10.2 to Form 8-K filed on August 15, 2005, and incorporated herein by reference.

10.10	Bill of Sale between Segmentz, Inc., and Bullet Freight Systems & Logistics, Inc., Pedro Betancourt and Maggie Betancourt, dated August 12, 2005, and filed as Exhibit 10.3 to Form 8-K filed on August 15, 2005, and incorporated herein by reference.

10.11	Security Agreement between Segmentz, Inc., Bullet Freight Systems & Logistics, Inc., Pedro Betancourt and Maggie Betancourt, dated August 12, 2005, and filed as Exhibit 10.4 to Form 8-K filed on August 15, 2005, and incorporated herein by reference.

10.12	Employment Agreement with Mark Patterson dated September 1, 2005, and filed as Exhibit 99.2 to Form 8-K filed on September 6, 2005, and incorporated herein by reference.

10.13	Employment Agreement with Mike Welch executed September 14, 2005, and filed as Exhibit 99.1 to Form 8-K filed on September 16, 2005, and incorporated herein by reference.

10.15	Revolving Loan Agreement between Segmentz, Inc., Express-1, Inc., and Chemical Bank, dated November 4, 2005, and filed as Exhibit 10.1 to Form 8-K filed on November 9, 2005, and incorporated herein by reference.

10.16	Commercial Revolving Note by Express-1, Inc., to Chemical Bank, dated November 4, 2005, and filed as Exhibit 10.2 to Form 8-K filed on November 9, 2005, and incorporated herein by reference

10.17	Continuing Guaranty by Segmentz, Inc., to Chemical Bank, dated November 4, 2005, and filed as Exhibit 10.3 to Form 8-K filed on November 9, 2005, and incorporated herein by reference.

14	SEGMENTZ, INC. CODE OF ETHICS FOR SENIOR FINANCIAL OFFICERS (EXECUTIVE MANAGEMENT) adopted 02-10-2005 and filed as exhibit 14 to form 10QSB on March 30, 2005 and incorporated herein by reference.

23	Consent of Auditors, Pender Newkirk & Company LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

Item 14.	Principal Accountant Fees and Services.
      Audit Fees. The aggregate fees billed for professional services rendered by our auditor Pender Newkirk & Company LLP (“Pender Newkirk”) for the audit of the Company’s annual financial statements and the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q were $84,000 for the year ended December 31, 2005, and were $120,000 for the year ended December 31, 2004. The foregoing fees were incurred with respect to professional services that are normally provided by our auditors. In connection with statutory and regulatory filings or engagements, such services are rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services.
      Audit-Related Fees. The Company did not incur any fees for professional services rendered by Pender Newkirk for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the caption “Audit Fees” above for the year ended December 31, 2005, or for the year ended December 31, 2004.
      Tax Fees. The aggregate fees billed for professional services rendered by Pender Newkirk for tax compliance, tax advice, and tax planning were $25,500 for the year ended December 31, 2005, and were $24,000 for the year ended December 31, 2004. The foregoing fees were incurred with respect to professional services provided in connection with tax compliance, advice and planning. These services include assistance regarding federal, state and international tax compliance, assistance with tax reporting requirements and audit compliance, and mergers and acquisitions tax compliance.
      All Other Fees. The Company did not incur any fees, in addition to those set forth above, for other services rendered by Pender Newkirk to the Company for the year ended December 31, 2005.
      Miscellaneous. The Audit Committee reviews, and in its sole discretion pre-approves, our independent auditors’ annual engagement letter including proposed fees and all audit and non-audit services provided by the independent auditors. Accordingly, all services described under “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” were pre-approved by our Audit Committee. The Audit Committee may not engage the independent auditors to perform the non-audit services proscribed by law or regulation. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee, and authority delegated in such manner must be reported at the next scheduled meeting of the Audit Committee.

Signatures
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-KSB/ A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Buchanan, Michigan, on April 28, 2006.

SEGMENTZ, INC.

By:	/s/ Michael R. Welch

Michael R. Welch
(Chief Executive Officer, President and Director)

By:	/s/ Mark K. Patterson

Mark K. Patterson
(Chief Financial Officer and Director)

Signature	Title	Date

/s/ Jim Martell Jim Martell	Chairman of the Board of Directors	April 28, 2006

/s/ Michael R. Welch Michael R. Welch	Chief Executive Officer, President and Director	April 28, 2006

/s/ Mark K. Patterson Mark K. Patterson	Chief Financial Officer and Director	April 28, 2006

/s/ Jennifer Dorris Jennifer Dorris	Director and Chairperson of Audit Committee	April 28, 2006

/s/ Jay Taylor Jay Taylor	Director	April 28, 2006

/s/ Calvin (Pete) Whitehead Calvin (Pete) Whitehead	Director	April 28, 2006

Exhibit Index

10.3	Asset Purchase Agreement between Segmentz, Inc., and TTSI Holdings, Inc., and Paul Temple, dated July 1, 2005 and filed as Exhibit 10.1 to Form 8-K filed on July 5, 2005, and incorporated herein by reference.

10.4	Loan Agreement between Segmentz, Inc., and TTSI Holdings, Inc., and Paul Temple, dated July 1, 2005, and filed as Exhibit 10.2 to Form 8-K filed on July 5, 2005, and incorporated herein by reference.

10.5	Line of Credit Agreement between Segmentz, Inc., and TTSI Holdings, Inc., and Paul Temple, dated July 1, 2005, and filed as Exhibit 10.3 to Form 8-K filed on July 5, 2005, and incorporated herein by reference.

10.6	Security Agreement between Segmentz, Inc., TTSI Holdings, Inc., and Paul Temple, dated July 1, 2005, and filed as Exhibit 10.4 to Form 8-K filed on July 5, 2005, and incorporated herein by reference.

10.7	Contract Termination Agreement between Segmentz, Inc. and Andrew J. Norstrud, dated June 29, 2005, and filed as Exhibit 10.5 to Form 8-K filed on July 5, 2005, and incorporated herein by reference.

10.8	Asset Purchase Agreement between Segmentz, Inc., and Bullet Freight Systems & Logistics, Inc., Pedro Betancourt and Maggie Betancourt, dated August 12, 2005, and filed as Exhibit 10.1 to Form 8-K filed on August 15, 2005, and incorporated herein by reference.

10.9	Loan Agreements between Segmentz, Inc., and Bullet Freight Systems & Logistics, Inc., Pedro Betancourt and Maggie Betancourt, dated August 12, 2005, and filed as Exhibit 10.2 to Form 8-K filed on August 15, 2005, and incorporated herein by reference.

10.10	Bill of Sale between Segmentz, Inc., and Bullet Freight Systems & Logistics, Inc., Pedro Betancourt and Maggie Betancourt, dated August 12, 2005, and filed as Exhibit 10.3 to Form 8-K filed on August 15, 2005, and incorporated herein by reference.

10.11	Security Agreement between Segmentz, Inc., Bullet Freight Systems & Logistics, Inc., Pedro Betancourt and Maggie Betancourt, dated August 12, 2005, and filed as Exhibit 10.4 to Form 8-K filed on August 15, 2005, and incorporated herein by reference.

10.12	Employment Agreement with Mark Patterson dated September 1, 2005, and filed as Exhibit 99.2 to Form 8-K filed on September 6, 2005, and incorporated herein by reference.

10.13	Employment Agreement with Mike Welch executed September 14, 2005, and filed as Exhibit 99.1 to Form 8-K filed on September 16, 2005, and incorporated herein by reference.

10.15	Revolving Loan Agreement between Segmentz, Inc., Express-1, Inc., and Chemical Bank, dated November 4, 2005, and filed as Exhibit 10.1 to Form 8-K filed on November 9, 2005, and incorporated herein by reference.

10.16	Commercial Revolving Note by Express-1, Inc., to Chemical Bank, dated November 4, 2005, and filed as Exhibit 10.2 to Form 8-K filed on November 9, 2005, and incorporated herein by reference.

10.17	Continuing Guaranty by Segmentz, Inc., to Chemical Bank, dated November 4, 2005, and filed as Exhibit 10.3 to Form 8-K filed on November 9, 2005, and incorporated herein by reference.

14	SEGMENTZ, Inc. CODE OF ETHICS FOR SENIOR FINANCIAL OFFICERS (EXECUTIVE MANAGEMENT) adopted 02-10-2005 and filed as exhibit 14 to form 10QSB on March 30, 2005 and incorporated herein by reference.

23	Consent of Auditors, Pender Newkirk & Company LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)