Form 10-Q
period 2006-03-31
SEGMENTZ INC
filed 2006-05-15
CIK 1166003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number

Segmentz, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	03-0450326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.	)

429 Post Road
P.O. Box 210
Buchanan, MI 49107
(Address of Principal Executive Offices)

(269) 695-4920
(Issuer’s Telephone Number, Including Area Code)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The Registrant has 26,465,034 shares of its common stock issued and 26,285,034 shares outstanding as of April 24, 2006.

The Registrant has no shares of its preferred stock issued or outstanding as of April 24, 2006.

Segmentz, Inc.

Form 10-Q
Three Months Ended March 31, 2006 and 2005
(Unaudited)

Part I — Financial Information

Segmentz, Inc.

Consolidated Balance Sheets
As of March 31, 2006 and December 31, 2005

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash	$255,000	$386,000
Accounts receivable, net of allowances of $744,000 and $732,000, respectively	4,683,000	4,434,000
Prepaid expenses	258,000	326,000
Other current assets	92,000	77,000
Deferred tax asset, current	500,000	500,000

Total current assets	5,788,000	5,723,000
Property and equipment, net of accumulated depreciation	2,173,000	2,229,000
Goodwill	3,567,000	3,567,000
Identified intangible assets	4,520,000	4,629,000
Loans and advances	201,000	439,000
Deferred tax asset, long term	1,504,000	1,504,000
Other long term assets	379,000	363,000

	$18,132,000	$18,454,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,459,000	$924,000
Accrued salaries and wages	197,000	397,000
Accrued expenses, other	1,423,000	2,721,000
Current maturities of long term debt	180,000	242,000
Other current liabilities	145,000	97,000

Total current liabilities	3,404,000	4,381,000

Line of credit	2,465,000	1,764,000
Notes payable and capital leases, net of current maturities	184,000	824,000
Other long-term liabilities	207,000	199,000

Total long-term liabilities	2,856,000	2,787,000
Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares no shares issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 26,465,034 shares issued and 26,285,034 shares outstanding	26,000	26,000
Additional paid-in capital	20,341,000	20,312,000
Accumulated deficit	(8,388,000)	(8,945,000)
Treasury stock, at cost, 180,000 shares held	(107,000)	(107,000)

Total stockholders’ equity	11,872,000	11,286,000

	$18,132,000	$18,454,000

The accompanying notes are an integral part of the financial statements.

Segmentz, Inc.

Consolidated Statements of Operations

	Three Months Ended
	March	March
	2006	2005
	(Unaudited)

Revenues
Operating revenue	$9,555,000	$10,349,000
Expenses:
Operating expenses	7,129,000	8,378,000

Gross profit	2,426,000	1,971,000
Sales, general and administrative expense	1,721,000	3,009,000
Restructuring, exit and consolidation expense	—	3,583,000

Total sales, general and administrative expense	1,721,000	6,592,000
Other expense	103,000	5,000
Interest Expense	45,000	24,000

Income (loss) before income tax provision	557,000	(4,650,000)
Income tax (benefit) provision	—	—

Net income (loss)	$557,000	$(4,650,000)

Basic earnings (loss) per common share	0.02	(0.17)

Basic weighted average common shares outstanding	26,285,034	26,705,309

Diluted earnings (loss) per common share	0.02	(0.17)

Diluted weighted average common shares outstanding	26,340,111	26,705,309

The accompanying notes are an integral part of the financial statements.

Segmentz, Inc.

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2006	2005
	(Unaudited)

Operating Activities
Net Income (loss) applicable to stockholders	$557,000	$(4,650,000)

Adjustments to Reconcile Net Income (Loss) to Net Cash from Operating Activities
Provisions for allowance for doubtful accounts	12,000	129,000
Depreciation & amortization expense	259,000	447,000
Stock compensation expense	29,000	—
Loss on Forgiveness of Debt	90,000	—
Non-cash Impairment of intangible assets	—	3,303,000
Loss on Disposal of Equipment	17,000	—
Non-cash expenses relate to the issuance of stock and warrants	—	52,000
Changes in Assets and Liabilities
Account Receivable	(261,000)	2,149,000
Other Current Assets	(15,000)	—
Prepaid Expenses and Other Current Assets	68,000	452,000
Other Receivable	(2,000)	(243,000)
Other long-term Assets	(20,000)	—
Accounts Payable	535,000	(470,000)
Accrued Salaries and Wages	(200,000)	(232,000)
Accrued expenses	161,000	(110,000)
Other liabilities	48,000	(28,000)

Total Adjustments	721,000	5,449,000

Net Cash provided by Operating Activities	1,278,000	799,000

Investing Activities
Payment of Acquisition Earn-out	(1,460,000)	(1,460,000)
Payment for Purchases of Property and Equipment	(99,000)	(31,000)
Proceeds from Loans and Advances	150,000	1,000

Net Cash used by Investing Activities	(1,409,000)	(1,490,000)

Financing Activities
Credit Line, net	701,000	203,000
Payments of debt	(54,000)	(95,000)
Payment of mortgage	(647,000)	—

Net Cash provided by Financing Activities	—	108,000

Decrease in cash	(131,000)	(583,000)
Cash at Beginning of Period	386,000	854,000

Cash at End of Period	$255,000	$271,000

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$43,000	$22,000

The accompanying notes are an integral part of the financial statements.

Segmentz, Inc.

Consolidated Statement of Changes in Stockholders’ Equity
Three Months Ended March 31, 2006

			Additional	Accumulated
	Common Stock		Paid In	Earnings	Treasury Stock
	Shares	Amount	Capital	(Deficit)	Shares	Amount	Total
	(Unaudited)

Balance December 31, 2005	26,465,034	$26,000	$20,312,000	$(8,945,000)	(180,000)	$(107,000)	$11,286,000
Net income				557,000			557,000
Stock based compensation			29,000				29,000

Balance March 31, 2006	26,465,034	$26,000	$20,341,000	$(8,388,000)	(180,000)	$(107,000)	$11,872,000

The accompanying notes are an integral part of the financial statements.

Notes to Consolidated Financial Statements
Three Months Ended March 31, 2006 and 2005 (Unaudited)

1.	Significant Accounting Principles

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Segmentz Inc. (“we”, “us”, “our” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and in accordance with the instructions to Form 10-Q. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. However, we believe that the disclosures contained herein are adequate to make the information presented not misleading.

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position at March 31, 2006 and results of operations for the three months ended March 31, 2006 and 2005.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2005 included in our Annual Report on Form 10KSB as filed with the SEC and available on the SEC’s website www.sec.gov. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

In conjunction with the preparation of these statements, the Company evaluated its historical performance, as well as its expected performance for the remainder of 2006 as a basis for determining whether the Company should be considered to have operational, liquidity and other concerns that might raise doubts about it’s continuance and ability to meet future financial obligations. Among the items considered in this analysis were the historical losses, the significance of restructuring charges, the completeness of the restructuring, the historical performance of the Company’s expedited (Express-1) and dedicated operations and the availability and adequacy of the Company’s liquidity and capital resources. In the opinion of the Company’s management, based upon the above analysis, the Company should be considered as a going concern. Additional business risk factors have been outlined in the Company’s annual report filed on Form 10-KSB and are available on both the Company’s (www.express-1.com) and SEC websites.

Stock-Based Compensation

The Company has in place a stock option plan initially approved by the shareholders for 600,000 shares of stock in November 2001 and later increased by the shareholders to 5,600,000 shares in June 2005. Through the plan, the Company offers shares to employees and to assist in the recruitment of qualified employees and non-employee directors. Under the plan, the Company may also grant restricted stock awards. Restricted stock represents shares of common stock issued to eligible participants under the stock option plan subject to the satisfaction by the recipient of certain conditions and enumerated in the specific restricted stock grant. Conditions that may be imposed include, but are not limited to, specified periods of employment, attainment of personal performance standards or the Company’s overall financial performance.

Options generally become fully vested three to four years from the date of grant and expire five years from the date of grant. During the quarter ended March 31, 2006, we granted 625,000 options to purchase shares of common stock with a weighted average grant date fair value of $0.18 per option. At March 31, 2006, the Company had 2,874,000 shares available for future stock option grants under existing plans.

Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic value method and in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. In accordance with this previous guidance, compensation expense related to stock option grants was recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. Under APB No. 25, we recognized the cost of restricted stock over the applicable vesting period. We had no restricted stock awarded under our plan prior to January 1, 2006. Prior to January 1, 2006, we did not

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2006 and 2005 (Unaudited) — (Continued)

record compensation expense related to unexercised stock options and provided pro forma disclosure amounts in our footnotes in accordance with Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure.

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” Under the modified prospective approach, SFAS 123(R) applies to new awards granted subsequent to the date of adoption, January 1, 2006. Compensation cost recognized during the three months ended March 31, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard, and there is no cumulative effect.

As a result of adopting SFAS 123(R), our income from operations before taxes, net increase in net assets and basic earnings per share for the three month period ended March 31, 2006 were $29,000, $29,000, and $0.00 lower, respectively, than if we had continued to account for stock based compensation under APB Opinion No. 25 for our stock option grants. Our diluted earnings per share for the quarter ended March 31, 2006 did not change.

For the three months ended March 31, 2005, the following table includes the disclosures required by Statement No. 123R, and illustrates the proforma impact on net earnings per share as if we had applied the fair value recognition provision of Statement No. 123R.

Three Months Ended
March 31, 2005

Net loss as reported	$(4,650,000)
Total stock-based employee compensation included in reported net income applicable to common stockholder, net of tax	—
Total stock-based employee compensation determined under fair value based method, net of tax effects	(31,000)

Pro forma net loss	$(4,681,000)
Basic loss per share — as reported	$(0.17)
Basic pro forma loss per share	$(0.18)
Diluted loss per share — as reported	$(0.17)
Diluted pro forma loss per share	$(0.18)

The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated on the date of grant using the Black-Scholes option pricing model and is amortized over the vesting period of the underlying options. We have used one grouping for the assumptions, as our option grants are primarily basic with similar characteristics. The expected term of options granted has been derived based upon the Company’s history of actual exercise behavior and represents the period of time that options granted are expected to be outstanding. Historical data was also used to estimate option exercises and employee terminations. Estimated volatility is based upon the Company’s historical market price at consistent points in a period equal to the expected

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2006 and 2005 (Unaudited) — (Continued)

life of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and the dividend yield is zero. The following assumptions were utilized:

	Three Months Ended March 31,
	2006	2005

Risk-free interest rate	4.35%	2.80%
Expected volatility	5.0 years	5.0 years
Expected volatility	53%	35%
Expected dividend yield	none	none
Grant date fair value	$0.18	$0.44

The following table summarizes the stock option activity for the quarter ended March 31, 2006:

			Weighted Average
		Weighted Average	Remaining
	Shares	Exercise Price	Contractual Life

Outstanding at beginning of period	13,126,950	$1.52	$
Warrants granted	—	—
Warrants expired/cancelled	—	—
Warrants exercised	—	—
Options granted	625,000.00	1.19
Options expired/cancelled	100,000.00	1.40
Options exercised	—	—

Outstanding at end of period	13,651,950	$1.50	$2.71
Outstanding exercisable at end of period	11,073,915	$1.53	$3.34

As of March 31, 2006, there was approximately $312,000 of unrecognized compensation cost related to non-vested share-based compensation that is anticipated to be recognized over a weighted average period of approximately 1.4 years. Estimated compensation expense related to existing share-based plans is $115,000 and $115,000 for the years ended December 31, 2006 and 2007, respectively.

At March 31, 2006, the aggregate intrinsic value of shares outstanding was $20,510,000 and the aggregate intrinsic value of options exercisable was $16,929,000. No options were exercised during the three-month period ended March 31, 2006. The total fair value of options vested during the three months ended March 31, 2006 was $29,000.

Use of Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews its estimates, including but not limited to; purchased transportation, recoverability of long-lived assets, recoverability of prepaid expenses, valuation of investments, allowance for doubtful accounts and expenses associated with the exercise of stock options on a regular basis and makes adjustments based on historical experiences and existing and expected future conditions. These evaluations are performed and adjustments are made as information is available. Management believes that these estimates are reasonable; however, actual results could differ from these estimates.

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2006 and 2005 (Unaudited) — (Continued)

Income Taxes

Taxes on income are provided in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax basis of particular assets and liabilities and the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the enactment date. A valuation allowance is provided to offset the net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. There is an allowance recorded as of March 31, 2006 of approximately $1,850,000 on deferred tax assets.

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

For purposes of calculating earnings per share, the basic weighted average number of shares was 26,285,034 and 26,705,309 for the three-month period ended March 31, 2006 and 2005. The diluted weighted average number of shares outstanding was 26,340,111 and 26,714,504 for the three-month period ended March 31, 2006 and 2005, respectively.

Common stock equivalents in the three-month period ended March 31, 2005 were anti-dilutive due to the net losses sustained by the Company during this period. As a consequence, the diluted weighted average common shares outstanding for the three-months ended March 31, 2005 was the same as the basic weighted average common shares outstanding, for purposes of calculating earning per share.

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

Line of Credit

In November 2005, the Company entered into an agreement with a Michigan banking corporation (the “Bank”), under which the Bank extended an asset-based line of credit to the Company, through its wholly owned subsidiary, Express-1, Inc. with Segmentz acting as guarantor. Under the terms of the agreement, Segmentz may draw down amounts under the facility not to exceed $6.0 million in the aggregate, at interest rates that are based

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2006 and 2005 (Unaudited) — (Continued)

upon the Bank’s prime lending rate. The amount that may be drawn at any time is limited to the lessor of the $6.0 million limit or 80% of eligible accounts receivable, plus $800,000, for pledged real property. Company assets pledged as collateral for the borrowing base include accounts receivable and real property located at 429 Post Road in Buchanan, Michigan. As of March 31, 2006, availability under the facility was approximately $1.5 million, with an applicable rate of interest of approximately 7.50%. Rates of interest are indexed quarterly, based upon the Company’s performance and the Bank’s prime lending rate. The facility has a maturity date of November 15, 2007.

Bank Note

In April 2005, the Company entered into a mortgage with Fifth Third Bank for approximately $680,000 related to the purchase of real property located at 429 Post Road in Buchanan, Michigan. The note had a ten-year amortization and bore interest at a fixed rate of approximately 6%; with a final balloon payment for all accrued interest and principal after five years.

In conjunction with the credit facility entered into in November 2005, the Company repaid and retired the mortgage note during the first quarter of 2006, as part of the financing arranged with its current Bank. The Company paid an early termination fee of approximately $13,000 in conjunction with the retirement of this note.

4.	Restructuring, Exit and Consolidation Expenses

During the fourth quarter of 2004, shortly after the Express-1 acquisition was completed, the Company implemented a restructuring plan aimed at optimizing performance in its call center operations, consolidating duplicate functions from several locations, eliminating unprofitable locations and focusing the Company on providing premium transportation services. Early in 2005, the Company’s Board of Directors expanded the restructuring plan to include the elimination of all non-expediting services and the elimination of excess overhead costs, including the consolidation of the Company’s administrative and management functions within its Buchanan, Michigan location. The restructuring plan was completed in the third quarter of 2005.

As a result of the restructuring plan, the Company incurred $2,010,000 of non-cash impairment of intangibles, losses on the sale and disposal of fixed assets totaling $968,000, write-offs on uncollectable receivables of $310,000 and $295,000 of other accruals and expenses associated with restructuring for the three-month period ended March 31, 2005.

Future net lease obligations for closed facilities have been estimated at approximately $182,000 over the next four years. At March 31, 2006, one of the facilities was subleased and the Company was continuing to explore early termination or sublease opportunities for the remaining facilities.

5.	Notes Receivable

In conjunction with its restructuring plan, the Company sold assets in its Temple and Bullet operations in July and August of 2005, respectively. As a condition to these sales, the Company granted working capital financing to the respective buyers of these operations as well as extended equipment financing under the agreements.

In the quarter ended March 31, 2006, the Company agreed to accept the sum of $150,000 in full settlement of the notes receivable from the purchasers of the Bullet operations. In connection therewith, the Company recorded a one-time loss on this settlement of $90,000. This amount is reflected in the financial statements under the caption “Other expenses.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements.  This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company’s business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

This Form 10-Q contains statements that constitute “forward-looking statements.” These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company’s financial condition or results of operations for its limited history; (ii) the Company’s business and growth strategies; (iii) the Company’s ability to integrate the companies it has acquired and, (iv) the Company’s financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company’s limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technology change and competition. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

Executive Summary

Segmentz, Inc. (“we”, “us”, “our” and the “Company”) operates as an expedited transportation company. We provide expedited services to over 1,000 customers, specializing in time sensitive transportation fulfilled through a variety of exclusive use vehicles, providing reliable same day or high priority service between points within the United States and parts of Canada. Our services include expedited surface transportation, aircraft charters and dedicated expedited delivery. Our vehicles classifications include cargo vans, both 12 foot and 24 foot straight trucks and tractor-trailers. We offer an ISO 9001:2000 certified, twenty-four hour, seven day a week call center allowing our customers immediate communication and status updates on time sensitive shipments while in-transit. Our customers are provided with electronic alerts, shipment tracking, proof of delivery reconciliation, billing status and performance reports. We are dedicated to providing premium services that are customized to meet our client’s individual needs and flexible enough to cope with an ever-changing business environment.

Our customers are supported through two primary service locations. Our Express-1 expedited operations are located in Buchanan, Michigan, while our dedicated expedited transportation operations are located in Evansville, Indiana. The Express-1 operations have historically been profitable, while the Evansville operations became profitable during 2005, in conjunction with our restructuring efforts. These two expedited operations are complementary and provide us with a core base of focused transportation services, on which to build.

Express-1 specializes in time critical deliveries and offers a variety of vehicle capacities, including vans, straight trucks and semis. Using an asset-light model, Express-1 primarily utilizes a fleet of independent contractors to provide time-definite services throughout the United States and certain provinces of Canada. Express-1 has been recognized for its excellence in customer service and acts as a Tier 1 supplier to major automotive manufacturers as well as servicing the needs of a diverse client base including a number of Fortune 500 companies and third-party logistics providers. Approximately 90% of our revenues are generated from our Express-1 operations.

We operate a dedicated expedite service providing order fulfillment for a major automotive manufacturer from its Evansville, Indiana automotive parts distribution facility. These services are provided through a fleet of company operated trucks and trailers. The dedicated service contract extends through April 2007. We are currently in discussions with our primary customer in an effort to extend the contract for another multi-year term. We are hopeful we will be able to conclude these discussions, prior to the expiration of the current contract. Approximately 10% of our revenues are generated from our Evansville dedicated operations.

Our growth strategy calls for a focus on organic initiatives, which we feel will continue to enhance both our top and bottom lines. Through organic means, our management team anticipates we will be able to increase our fleet capacity, expedited market presence and geographic footprint. Complementing this internal growth, we plan to entertain selective acquisitions on occasion, to further support our expedited market focus.

Our board of directors, management team and employees are focused on expanding our expedited operations. In support of this strategy, we have asked for shareholder approval to change our company name to Express-1 Expedited Solutions in conjunction with our annual shareholder’s meeting. Express-1 has become a recognized leader in the expedited transportation market since its inception in 1989.

Restructuring

In 2004, shortly after the acquisition of Express-1, Inc., our Board of Directors and management team implemented a restructuring plan (the “Plan”) for our Company. The Plan called for the closing of our unprofitable companies, operations and locations. It also refocused our Company on our profitable expedited transportation businesses. Throughout the fall of 2004, we exited our airport-to-airport business and consolidated our Dasher business into our other expediting operations. Continuing this restructuring activity in 2005, we exited our Tampa brokerage in addition to our Temple and Bullet operations. We also completed the relocation of our executive offices from Tampa, Florida to Buchanan, Michigan.

Due to the restructuring efforts, we were able to eliminate the need for physical facilities in eighteen (18) locations, thereby greatly reducing our overhead burden. Headcount was reduced from a high of approximately 475 to approximately 125 employees at the conclusion of the restructuring period. The table below outlines the restructuring charges recorded during the quarter ended March 31, 2005. As previously stated, the Company completed its restructuring activities in the third quarter of 2005, and consequently no restructuring charges have been recorded thereafter.

Segmentz Restructuring Charges

	For the
	Three-Months Ended
Classification	03/31/2006	03/31/2005

Writeoff of goodwill and intangibles	$—	$2,010,000
Writeoff and impairment of assets	—	968,000
Other restructuring expenses	—	295,000
Writeoff of uncollectible accounts	—	310,000

Restructuring charges	$—	$3,583,000

Results of Operations

Segmentz, Inc. Operational Results

	Three Months Ended
	March 31,		Percentage of Revenue
	2006	2005	2006	2005

Revenues	$9,555,000	$10,349,000	100.0%	100.0%
Operating expenses	7,129,000	8,378,000	74.6%	81.0%

Gross Margin	2,426,000	1,971,000	25.4%	19.0%
Selling, general and administrative expenses	1,721,000	3,009,000	18.0%	29.1%
Restructuring, exit and consolidation expenses	—	3,583,000	0.0%	34.6%

Income (Loss) from operations	705,000	(4,621,000)	7.4%	(44.7)%
Interest and other income (expense)	(148,000)	(29,000)	(1.5)%	(0.3)%

Income before provision for taxes	557,000	(4,650,000)	5.8%	(44.90)%
Provision for taxes	—	—	0.0%	0.0%

Income (Loss) from operations	$557,000	$(4,650,000)	5.8%	(44.9)%

For the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

All results normally expressed in dollars have been rounded to the nearest one thousand dollars, with the exception of earnings per share data which is expressed in whole dollars and cents. Comparisons of results for those line items that have been rounded to the nearest one thousand dollars are approximate, to the extent of rounding on those specific items.

Revenues decreased by $794,000, or 7.7%, to $9,555,000 for the quarter ended March 31, 2006, as compared to $10,349,000 for the quarter ended March 31, 2005. The decrease in revenue was primarily attributable to the cessation of unprofitable operations in accordance with our restructuring plan. For the first quarter of 2006 and 2005, revenue derived from these ceased activities totaled approximately $0 and $2,378,000, respectively. Revenue increased within our Express-1 operations by approximately $1,469,000 or 21.3% in the first quarter of 2006 as compared to the same quarter in the prior year. The increase in Express-1 revenue can be largely attributed to an 7%increase in our average fleet-size of independent contractors in the first quarter of 2006 as compared to the same period in 2005. Supporting this increase in fleet capacity has been an increase in overall demand for our Express-1 expedited services, during the quarter. Revenue within our Evansville dedicated operations increased by approximately $115,000 or 10.8%. This increase is derived primarily from a rate increase received in the second quarter of 2005 from our primary contract customer in Evansville. To a lesser extent it was associated with the introduction of some local freight movements recently initiated from our Evansville operation.

Operating expenses, which consist primarily of payments for trucking services provided by both independent contractors and partner carriers, fuel, insurance, equipment costs and payroll expenses decreased by $1,249,000 or 14.9%, to $7,129,000 for the quarter ended March 31, 2006, compared to $8,378,000 for the quarter ended March 31, 2005. As a percentage of revenues, operating expenses decreased approximately 6.4% to 74.6% of related revenues for the three months ended March 31, 2006, compared with 81.0% of associated revenues for the same three-month period in the prior year. The decrease in operating expenses resulted primarily from the disposition of our unprofitable operations as outlined in our restructuring plan. The decrease associated with these ceased operations accounted for approximately 3.9 percentage points of this 6.4% decrease. Decreases in the expenses associated with our Express-1 expedited operations contributed approximately 1% to the 6.4% decrease in operating expenses in the first quarter of 2006 as compared to the first quarter of 2005. The Express-1 improvement was primarily attributable to a change in the amount of compensation paid to independent contractors for services performed on national sales accounts which was implemented in the second quarter of 2005. Improvements associated with a reduction in operating expenses within our Evansville dedicated operation accounts for most of the remaining 1.5% reduction in operating expenses as a percentage of revenue within the first quarter of 2006 as compared to the first quarter of 2005. Our Evansville operations benefited from the aforementioned rate increase, as well as some reductions in equipment expenses due to better management of repair costs.

Gross margin improved by $455,000 or 23.1% during the first quarter of 2006 as compared to the same period in the prior year. Gross margin for the quarter ended March 31, 2006 was $2,426,000 as compared to $1,971,000 for the quarter ended March 31, 2005. As a percentage of revenue, gross margin improved by 6.3 percentage points to 25.4% of revenue for the first quarter of 2006 as compared to 19.0% of revenue in the same quarter in 2005. The improvement in margin is primarily related to the disposition of unprofitable operations in connection with our restructuring plan. Complementing this improvement, were slight improvements in the margin within our Express-1 and Evansville dedicated operations associated with rate improvements and cost reductions, as previously mentioned.

Sales, general and administrative (SG&A) expense decreased by $4,871,000 or 73.9% to $1,721,000 for the quarter ended March 31, 2006 compared to $6,592,000 for the quarter ended March 31, 2005. SG&A expenses included approximately $3,583,000 of identified restructuring costs in the first quarter of 2005. As a percentage of revenue, SG&A expenses, exclusive of restructuring charges, represented 18.0% of revenue in the quarter ended March 31, 2006 compared to 29.1% of revenues for the same quarter of 2005. Restructuring charges represented approximately 34.6% of revenue in the first quarter of 2005. The decrease in revenue has resulted from the culmination of our successful restructuring efforts. Included within the restructuring activities were the closing of approximately 18 locations, a reduction in headcount by approximately 350 employees, the elimination of corporate offices in Tampa Florida and a streamlining of our expenses associated with ongoing activities. Our management believes SG&A, as a percentage of revenue, has normalized at a sustainable level, barring any unforeseen events and slight seasonal fluctuations. In the future, SG&A expenses should increase at a slower rate than anticipated increases in revenue and operating expenses, according to our anticipated operational model.

Interest charges and other expenses increased $119,000 to $148,000 during the first quarter of 2006, as compared to $29,000 during the first quarter of 2005. The increase was primarily attributable to a write-off, within the first quarter of 2006, of approximately $90,000 associated with a notes receivable originating from the sale of our Bullet operations. During the first quarter of 2006, we also recorded approximately $13,000 in charges related to the satisfaction of a mortgage note on our Buchanan, Michigan property.

Income from operations was $705,000 for the quarter ended March 31, 2006 compared to a loss from operations of $4,621,000 for the quarter ended March 31, 2005. The improvement is primarily associated with the disposition of our unprofitable business operations in conjunction with our restructuring efforts. Complementing this were increases in revenue associated with rate increases in our Express-1 and Evansville operations, coupled with reductions in direct and SG&A expenses in these same operations.

There was no tax provision recorded for the quarter ended March 31, 2006 and no tax benefit recorded for the quarter ended March 31, 2005. The lack of tax provision in the first quarter of 2006 is due primarily to the magnitude of historical losses. The lack of tax benefit in the first quarter of 2005 was due to the significance of net operating losses in the preceding quarters. Future profitability will be monitored to reassess the deferred tax asset and related allowance and to determine the appropriate tax provision for future periods. We anticipate recording a small amount of tax expense in 2006, due to limitations on the amount of net operating loss carry-forwards that can be used to offset federal Alternative Minimum Tax. We anticipate being able to reduce approximately 90% of Alternative Minimum Tax during 2006, by utilizing net operating loss carry-forwards.

Net Income for the quarter ended March 31, 2006 was $557,000 as compared to a net loss of $4,650,000 for the quarter ended March 31, 2005. As previously mentioned, the change in net income resulted primarily from the successful completion of our restructuring efforts. Complementing this change were improvements in the profitability of our remaining expedited operations.

Basic and diluted income per share for the quarter ended March 31, 2006 was $0.02, compared with basic and diluted loss per share of $0.17 for the three-month period ended March 31, 2005. The shares used in the calculation of diluted loss per share was equivalent to those used in the calculation of the basic loss per share in the quarter ended March 31, 2005, as common stock equivalents were anti-dilutive for the quarter then ended.

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

Use of Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews its estimates, including but not limited to, purchased transportation, recoverability of long-lived assets, recoverability of prepaid expenses, valuation of investments, allowance for doubtful accounts and amounts of stock compensation expense associated with certain stock options, on a regular basis and makes adjustments based on historical experiences and existing and expected future conditions. These evaluations are performed and adjustments are made as information is available. Management believes that these estimates are reasonable and have been discussed with the audit committee; however, actual results could differ from these estimates.

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

Concentration of credit risk with respect to trade receivables is limited due to our large number of customers and wide range of industries and locations served. No customer comprised more than ten percent of the March 31, 2006 and 2005 customer accounts receivable balance.

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

We extend credit to various customers based on an evaluation of the customer’s financial condition and their ability to pay in accordance with our payment terms. We provide for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customers payment history and the customer’s current ability to pay its obligation. Based our managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $744,000 and $550,000 is considered necessary as of March 31, 2006 and 2005, respectively. Although we believe our account receivables are recorded at their net realizable value, a decline in our historical collection rate could have a materially adverse affect on our operations and net income. We do not accrue interest on past due receivables.

Contingent Liabilities

The Company is party to legal actions, which are not material to operations pursuant to Item 103 of Regulation S-K.

EBITDA

EBITDA for the three months ended March 31, 2006 was positive $861,000 compared to negative $596,000 in the comparable period of the prior year. We define EBITDA as earnings before interest, taxes, depreciation and amortization. In addition, we exclude from our EBITDA calculation the cumulative effect of a change in accounting principle, discontinued operations, and the impact of restructuring and certain other charges, and include in the EBITDA calculation selected financial data related to various Company acquisitions. A reconciliation of EBITDA to the most directly comparable GAAP financial measure is set forth herein.

SELECTED FINANCIAL DATA

  For the three months ended March 31, 2006

		Evansville		Core
	Express-1	Dedicated	Corporate	Business	Other	Segmentz, Inc.

Operating Revenues	$8,376,000	$1,179,000	$—	$9,555,000	$—	$9,555,000
Operating Expenses	6,090,000	991,000	—	7,081,000	48,000	7,129,000
Sales, general and administrative expenses(1)	1,353,000	160,000	346,000	1,859,000	10,000	1,869,000
Restructuring expenses	—	—	—	—	—	—

Net income (loss) before provision (benefit) for taxes	$933,000	$28,000	$(346,000)	$615,000	$(58,000)	$557,000

Restructuring expenses	$—	$—	$—	$—	$—	$—
Depreciation and amortization	212,000	47,000	—	259,000	—	259,000
Interest expense, net	—	—	45,000	45,000	—	45,000
Taxes	—	—	—	—	—	—

EBITDA	$1,145,000	$75,000	$(301,000)	$919,000	$(58,000)	$861,000

(1)	For the purpose of calculating EBITDA, approximately $148,000 of “Interest and other income and expense” has been classified within the line item “Selling, general and administrative expenses.”

The selected data represents “reporting units” within the Company and are primarily allocated based on acquisitions, which is the basis for their respective earn-out provisions. The subtotal entitled “Core Business” represents the operations remaining after the completion of the restructuring plan, and is intended only to give the reader the ability to view what are now our ongoing operations, exclusive of the closed operations. The column entitled “Other” represents services or location revenue and expenses that has primarily been eliminated based on the restructuring plan implemented in the fourth quarter of 2004. Remaining expenses within the column “Other” include real estate leases, equipment termination costs and impairment charges associated with equipment and property no-longer in use. None of our reporting units met the quantitative criteria in 2006 or 2005 required for segment reporting.

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

These non-GAAP financial measures provide useful information to investors to assist in understanding the underlying operational performance of our company. Specifically, EBITDA is a useful measure of operating performance before the impact of investing and financing transactions, making comparisons between companies’ earnings power more meaningful and providing consistent period-over-period comparisons of our Company’s performance. In addition, we use these non-GAAP financial measures internally to measure our on-going business performance and in reports to bankers to permit monitoring of our ability to pay outstanding liabilities. The table below reconciles our non-GAAP measure EBITDA to our most closely related GAAP financial measure.

Segmentz, Inc. EBITDA Reconciliation

	Three Months Ended
	March 31,
	2006	2005

Net income (loss) as reported	$557,000	$(4,650,000)
Income tax (benefit) provision	$—	$—
Interest expense	$45,000	$24,000
Depreciation and amortization	$259,000	$447,000
Restructuring, exit and	$—	$3,583,000

EBITDA	$861,000	$(596,000)

Liquidity and Capital Resources

Cash Flow

As of March 31, 2006 we have approximately $2,384,000 of working capital with associated cash and cash equivalents of approximately $255,000, compared with working capital of approximately $1,342,000 and cash of approximately $386,000 at December 31, 2005.

During the three-month period ended March 31, 2006 cash has decreased by approximately $131,000. During the same period we generated operational income of approximately $1,278,000 and completed payments related to previous acquisitions of approximately $1,460,000. Other sources and uses of cash include: (i) a use for purchases of equipment of approximately $99,000; and (ii) a source via the receipt of repayment on the Bullet loans of $150,000.

Liquidity

In conjunction with the preparation of these statements and to further analyze the ability of our operations to generate future operating cash flow, we evaluated our historical performance, as well as our expected performance for the remainder of 2006, as a basis for determining whether our Company should be considered to have operational, liquidity and other concerns that might raise doubts about our continuance and ability to meet future financial obligations. Among the items considered in this analysis were the historical losses, the significance of the restructuring charges, the completeness of the restructuring, the historical performance of our remaining expedited operations and the availability and adequacy of our liquidity and capital resources. In the opinion of our management, based upon the above analysis, our Company should be considered as a going concern.

To ensure that our Company has adequate near-term liquidity, we have in place a $6.0 million line of credit facility with a Michigan banking corporation (the “Bank”). The line of credit calls for our operating subsidiary, Express-1 to be the borrower and Segmentz to act as guarantor. Under the loan documents, Express-1 may draw down under the line of credit the lesser of $6,000,000 or 80% of the eligible accounts receivable of Express-1, Inc, plus $800,000. The additional $800,000 is available based upon the granting of a security interest in our Buchanan, Michigan facility, which was completed in the first quarter of 2006. All obligations of Express-1 under the agreements are secured by the accounts receivable of Express-1, Inc. All advances under the agreement are subject to interest at the rate of the Bank’s prime plus an applicable margin that ranges from negative 0.50% to positive 0.25% based upon the Company’s performance in the preceding quarter. Interest is payable monthly. The maturity date of the loan is November 15, 2007. The credit facility contains various covenants pertaining to the maintenance of certain financial ratios. As of March 31, 2006, we have available borrowing capacity of approximately $1.5 million, and an effective interest rate of (prime minus one-quarter percent) 7.5%. The Bank facility retired an existing facility with another banking corporation.

The Bank facility also permits the issuance of letters of credit as security for the Company’s obligations and contingent obligations. As of March 31, 2006, we had outstanding letters of credit totaling $400,000, issued primarily for deductibles for various insurance policies. The total of these letters of credit has reduced the above described borrowing capacity by an equal amount.

We may receive proceeds in the future from the exercise of warrants and options outstanding as of March 31, 2006 in accordance with the following schedule:

	Approximate
	Number of	Approximate
	Shares	Proceeds

Total options and warrants outstanding	13,652,000	$20,510,000

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

These contingent consideration amounts are tied directly to divisional performance of the respective entities, mitigating some of the risks that might exist for contingent payments tied to other performance indicators. The table below reflects the possible contingent consideration that we could pay over the next two years if certain criteria related to the acquired entities is obtained:

Possible
Year Ending December 31,	Payments

2007	$1,960,000
2008	$2,210,000

Total	$4,170,000

From time to time we are named as a defendant in legal proceedings. There is the possibility that we could incur material expenses in the defense and resolution of legal matters. Furthermore, since we have not established material reserves in connection with such claims, any such liability, would be recorded as an expense in the period incurred or estimated. This amount, even if not material to our overall financial condition, could adversely affect our results of operations in the period recorded.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk generally represents the risk of loss that may result from the potential change in value of a financial instrument as a result of fluctuations in interest rates and market prices. We do not currently have any trading derivatives nor do we expect to have any in the future. We have established policies and internal processes related to the management of market risks, which we use in the normal course of our business operations.

Interest Rate Risk

We have interest rate risk, in that borrowings under our credit facility are based on variable market interest rates. As of March 31, 2006, we had $2.4 million of variable rate debt outstanding under our credit facility. Presently, the revolving credit line bears interest at a rate of between prime minus 0.50% to prime plus 0.25%, depending on our performance, with a maturity date of November 15, 2007. A hypothetical 10% increase in our credit facility’s weighted average interest rate of 7.5% per annum for the twelve months ended December 31, 2006 would correspondingly decrease our earnings and operating cash flows by approximately $18,000 and $18,000.

Intangible Asset Risk

We have a substantial amount of intangible assets. We are required to perform goodwill impairment tests whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position. Although at March 31, 2006 we believed our intangible assets were recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

Equity Price Risk

We do not own any equity investments, other than in our subsidiaries. As a result, we do not currently have any direct equity price risk.

Commodity Price Risk

We do not enter into contracts for the purchase or sale of commodities. As a result, we do not currently have any direct commodity price risk.

Item 4.	Controls and Procedures.

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

Changes in internal controls.  There were no changes in our internal controls over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, the Company is involved in various civil actions as part of its normal course of business. The Company is not party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended March 31, 2006.

Item 1A.	Risk Factors

You should refer to Item 101 of our annual report (Form 10KSB) for the year ended December 31, 2005, under the caption “RISKS PARTICULAR TO THE COMPANY’S BUSINESS” for specific details on the following factors and events that are not within our control and could affect our financial results.

•	We have a large concentration of customer accounts from our largest customers, and to a significant degree are reliant on the U.S. automotive industry. A loss of one or more of our largest customers, or a decline in the financial health of companies engaged within the U.S. automotive industry could materially impact our financial results.

•	We have historically experienced losses from our operations, there can be no assurance that we will be able to generate sufficient revenue to meet our expenditures or operate profitably in the future.

•	We are subject to economic risk factors associated with the business of transportation and logistics management; changes in these risk factors could negatively impact our financial results and ability to operate profitably.

•	We are dependent on third parties, including independent contract drivers and other transportation companies, to provide equipment to service our customers. Interruption on the supply or willingness of these third parties to provide transportation for our accounts, could materially negatively impact our financial results.

•	We are reliant upon the expedited transportation industry and customers who seek this form of transportation. A change in preference by these customers away from expedited delivery could have a materially adverse impact on our earnings and results of operations.

•	Our business could be materially negatively impacted by a response to terrorist activities within the United States or regulations of restrictions to the flow of transportation goods and services in response to terrorists.

•	We face competition from various sources, including some very large well-capitalized companies. Changes within the competitive landscape could have a material adverse impact on our business.

•	Our operations and industry is subject to various regulations and is licensed by various U.S. and Canadian agencies. Changes in these regulations or licensing requirements could limit, restrict or reduce our ability to continue to operate our business and negatively impact our business to a material extent.

•	We have historically realized a significant rate of revenue growth within our remaining operations, primarily Express-1. There can be no assurances that we will be able to sustain these growth rates or that we will not experience periods of negative growth in the future.

•	There can be no assurance that our current business or revenue model will continue to be successful in future periods.

•	We have not historically been successful in buying and integrating some of our previous acquisitions. There can be no assurance that we will be able to successfully purchase or integrate future acquisition candidates.

•	There can be no assurance that we will be able to manage future growth and internal expansion.

•	We are dependent upon employee drivers who operate our equipment and independent contractors who both provide and operate their own equipment in support of our operations. There can be no assurance that we will be able to continue to attract and retain drivers and contractors in the future.

•	We are reliant on key personnel to manage our operations and business activities, there can be no assurance that we will be able to retain these key personnel or attract qualified replacements in the event of loss of key management.

•	We maintain insurance policies, which contain policy limits and deductibles. There can be no assurance that we will not experience claims in a frequency that exceeds our ability to absorb related deductibles. There can be no assurance that we will not experience claims that exceed our policy limits for which we would be responsible and for which the magnitude of the claim would impact our financial results in a materially adverse manner. There can be no assurance that we have now or will maintain insurance coverage for all risks for which we may be found liable.

•	We are dependent upon fuel to operate our equipment and the equipment of our independent contract drivers. We maintain fuel surcharges that assist in offsetting the volatility in fuel prices. There can be assurances that future changes in the price or availability of fuel will not have a material adverse affect on our operations. There can be no assurance that we will be successful in the future at passing increases of the price of fuel along to our customers.

•	We may need substantial financing in future periods. There can be no assurance that we will be able to obtain financing or obtain financing on terms that are favorable to our company and its financial results.

•	The market price of our common stock may be volatile, which could cause the value of your investment to decline.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults upon Senior Securities.

The Company’s line of credit contains various covenants pertaining to the maintenance of certain financial ratios. As of March 31, 2006, the Company was in compliance with the ratios required under its revolving credit agreement. No events of default exist on the credit facility, as of the filing date.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to the shareholders for voting during the three-month period ended March 31, 2006.

Item 5.	Other Information.

None

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed ‘‘filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)
32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed ‘‘filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Segmentz, Inc.

/s/ Mike Welch
Mike Welch
Chief Executive Officer

/s/  Mark Patterson
Mark Patterson
Chief Financial Officer

Date May 12, 2006

Exhibit Index

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)