Form 10-Q
period 2006-06-30
EXPRESS-1 EXPEDITED SOLUTIONS INC
filed 2006-08-14
CIK 1166003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number

Express-1 Expedited Solutions, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	03-0450326 (I.R.S. Employer Identification No.)

429 Post Road
P.O. Box 210
Buchanan, MI 49107
(Address of Principal Executive Offices)

(269) 695-4920
(Issuer’s Telephone Number, Including Area Code)

Segmentz, Inc.
(Issuer’s Former Name)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The Registrant has 26,465,034 shares of its common stock issued and 26,285,034 shares outstanding as of July 21, 2006.

The Registrant has no shares of its preferred stock issued or outstanding as of July 21, 2006.

Express-1 Expedited Solutions, Inc.

Form 10-Q
Three Months and Six Months Ended June 30, 2006 and 2005
(Unaudited)

Part I — Financial Information

Express-1 Expedited Solutions, Inc.

Consolidated Balance Sheets
As of June 30, 2006 and December 31, 2005

	June 30,	December 31,
	2006	2005
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$82,000	$386,000
Accounts receivable, net of allowances of $504,000 and $732,000, respectively	5,646,000	4,434,000
Prepaid expenses	194,000	326,000
Other current assets	42,000	77,000
Deferred tax asset, current	500,000	500,000

Total current assets	6,464,000	5,723,000
Property and equipment, net of accumulated depreciation	2,401,000	2,229,000
Goodwill	3,567,000	3,567,000
Identified intangible assets	4,411,000	4,629,000
Loans and advances	166,000	439,000
Deferred tax asset, long term	1,504,000	1,504,000
Other long term assets	406,000	363,000

	$18,919,000	$18,454,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,202,000	$924,000
Accrued salaries and wages	391,000	397,000
Accrued expenses, other	1,012,000	2,721,000
Current maturities of long term debt	177,000	242,000
Other current liabilities	252,000	97,000

Total current liabilities	3,034,000	4,381,000

Line of credit	2,805,000	1,764,000
Notes payable and capital leases, net of current maturities	140,000	824,000
Other long-term liabilities	190,000	199,000

Total long-term liabilities	3,135,000	2,787,000

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares no shares issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 26,465,034 shares issued and 26,285,034 shares outstanding	26,000	26,000
Additional paid-in capital	20,371,000	20,312,000
Accumulated deficit	(7,540,000)	(8,945,000)
Treasury stock, at cost, 180,000 shares held	(107,000)	(107,000)

Total stockholders’ equity	12,750,000	11,286,000

	$18,919,000	$18,454,000

The accompanying notes are an integral part of the financial statements.

Express-1 Expedited Solutions, Inc.

Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30
	2006	2005	2006	2005
	(Unaudited)

Revenues
Operating revenue	$11,120,000	$10,290,000	$20,675,000	$20,639,000
Expenses:
Direct expenses	8,257,000	8,057,000	15,386,000	16,435,000

Gross profit	2,863,000	2,233,000	5,289,000	4,204,000
Sales, general and administrative expense	1,923,000	2,903,000	3,644,000	5,912,000
Restructuring, exit and consolidation expense	—	375,000	—	3,958,000

Total sales, general and administrative expense	1,923,000	3,278,000	3,644,000	9,870,000
Other expense	29,000	114,000	132,000	119,000
Interest Expense	63,000	52,000	108,000	76,000

Income (loss) before income tax provision	848,000	(1,211,000)	1,405,000	(5,861,000)
Income tax (benefit) provision	—	—	—	—

Net income (loss)	$848,000	$(1,211,000)	$1,405,000	$(5,861,000)

Basic income (loss) per common share	0.03	(0.05)	0.05	(0.22)

Basic weighted average common shares outstanding	26,285,034	26,730,034	26,285,034	26,717,672

Diluted income (loss) per common share	0.03	(0.05)	0.05	(0.22)

Diluted weighted average common shares outstanding	26,441,809	26,730,034	26,398,952	26,717,672

The accompanying notes are an integral part of the financial statements.

Express-1 Expedited Solutions, Inc.

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2006	2005
	(Unaudited)

Operating activities
Net Income (loss) applicable to stockholders	$1,405,000	$(5,861,000)
Adjustments to Reconcile Net Income (loss) to Net Cash from Operating Activities
Provisions for allowance for doubtful accounts	(228,000)	138,000
Depreciation & amortization expense	513,000	861,000
Stock compensation expense	59,000	—
Loss on forgiveness of debt	90,000	—
Non-cash impairment of intangible assets	—	3,303,000
Unrealized gain (loss) on market value of trading stock	—	88,000
Loss on disposal of equipment	21,000	12,000
Non-cash expenses relate to the issuance of stock and warrants	—	67,000
Changes in Assets and Liabilities
Account receivables	(949,000)	1,899,000
Other current assets	35,000	(215,000)
Prepaid expenses and other current assets	130,000	768,000
Other long-term assets	(74,000)	(274,000)
Accounts payable	279,000	(591,000)
Accrued expenses	(255,000)	132,000
Other liabilities	154,000	(102,000)

	(225,000)	6,086,000
Cash provided by Operating Activities	1,180,000	225,000
Investing activities
Payment of acquisition earn-out	(1,460,000)	(1,519,000)
Payment for purchases of property and equipment	(472,000)	(220,000)
Proceeds from sale of assets	6,000	481,000
Proceeds from loans and advances	150,000	2,000

Cash Flows used by Investing Activities	(1,776,000)	(1,256,000)
Financing activities
Credit line, net	394,000	1,124,000
Payments of debt	(102,000)	(239,000)

Cash Flows used by Financing Activities	292,000	885,000

Net decrease in cash and cash equivalents	(304,000)	(146,000)
Cash and cash equivalents, beginning of period	386,000	854,000

Cash and cash equivalents, end of period	$82,000	$708,000

Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid during the year for interest	$101,000	$52,000
Cash paid during the year for income taxes	$—	$—
Debt used to finance purchase of building	$647,000	$680,000

The accompanying notes are an integral part of the financial statements.

Express-1 Expedited Solutions, Inc.

Consolidated Statement of Changes in Stockholders’ Equity
Six Months Ended June 30, 2006

					Additional	Retained
	Common Stock		Treasury Stock		Paid In	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
	(Unaudited)

Balance, December 31, 2005	26,465,034	$26,000	(180,000)	$(107,000)	$20,312,000	$(8,945,000)	$11,286,000
Net income						1,405,000	1,405,000
Stock based compensation					59,000		59,000

Balance June 30, 2006	26,465,034	$26,000	(180,000)	$(107,000)	$20,371,000	$(7,540,000)	$12,750,000

The accompanying notes are an integral part of the financial statements.

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements
Three Months and Six Months Ended June 30, 2006 and 2005
(Unaudited)

1.  Significant Accounting Principles

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Express-1 Expedited Solutions, Inc. (formerly, Segmentz Inc.) (“we”, “us”, “our” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and in accordance with the instructions to Form 10-Q. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. However, we believe that the disclosures contained herein are adequate to make the information presented not misleading.

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position at June 30, 2006 and results of operations for the three and six months ended June 30, 2006 and 2005.

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

In conjunction with the preparation of these statements, the Company evaluated its historical performance, as well as its expected performance for the remainder of 2006 as a basis for determining whether the Company should be considered to have operational, liquidity and other concerns that might raise doubts about it’s continuance and ability to meet future financial obligations. Among the items considered in this analysis were the historical losses, the significance of restructuring charges, the completeness of the restructuring, the historical performance of the Company’s expedited, Express-1 and Evansville, operations and the availability and adequacy of the Company’s liquidity and capital resources. In the opinion of the Company’s management, based upon the above analysis, the Company should be considered as a going concern. Additional business risk factors have been outlined in the Company’s annual report filed on Form 10-KSB and in the Company’s quarterly report for the first quarter of 2006 as filed on form 10-Q are available on both the Company’s (www.express-1.com) and SEC websites.

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

Options generally become fully vested three to four years from the date of grant and expire five years from the date of grant. During the quarter ended June 30, 2006, we granted new options to purchase 125,000 shares of common stock at an average exercise price of $1.04 vesting over a two-year term and containing a five year life. At June 30, 2006, the Company had 3,026,143 shares available for future stock option grants under existing plans.

Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Based upon this previous guidance, compensation expense related to stock option grants was recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

price. Under APB No. 25, we recognized the cost of restricted stock over the applicable vesting period. We had no restricted stock awarded under our plan prior to January 1, 2006. Prior to January 1, 2006, we did not record compensation expense related to unexercised stock options and provided pro forma disclosure amounts in our footnotes in accordance with Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure.

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” Under the modified prospective approach, SFAS 123(R) applies to new awards granted subsequent to the date of adoption, January 1, 2006. Compensation cost recognized during the three and six months ended June 30, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard, and there is no cumulative effect.

As a result of adopting SFAS 123(R), our income from operations before taxes, net increase in net assets and basic earnings per share for the three month period ended June 30, 2006 were $30,000, $30,000, and $0.00 lower, respectively, than if we had continued to account for stock based compensation under APB Opinion No. 25 for our stock option grants. Our income from operations before taxes, net increase in net assets and basic earnings per share for the six month period ended June 30, 2006 were $59,000, $59,000, and $0.00 lower, based upon this same adoption of FAS 123R. Our diluted earnings per share for the three and six-month periods ended June 30, 2006 did not change.

For the three and six months ended June 30, 2005, the following table includes the disclosures required by Statement No. 123R, and illustrates the proforma impact on net earnings per share as if we had applied the fair value recognition provision of Statement No. 123R.

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005

Net loss as reported	$(1,211,000)	$(5,861,000)
Total stock-based employee compensation included in reported net income applicable to common stockholder, net of tax	—	—
Total stock-based employee compensation determined under fair value based method, net of tax effects	(53,000)	(104,000)

Pro forma net loss	$(1,264,000)	$(5,965,000)

Basic loss per share — as reported	$(0.05)	$(0.22)
Basic pro forma loss per share	$(0.05)	$(0.22)
Diluted loss per share — as reported	$(0.05)	$(0.22)
Diluted pro forma loss per share	$(0.05)	$(0.22)

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated on the date of grant using the Black-Scholes option pricing model and is amortized over the vesting period of the underlying options. We have used one grouping for the assumptions, as our option grants are primarily basic with similar characteristics. The expected term of options granted has been derived based upon the Company’s history of actual exercise behavior and represents the period of time that options granted are expected to be outstanding. Historical data was also used to estimate option exercises and employee terminations. Estimated volatility is based upon the Company’s historical market price at consistent points in a period equal to the expected life of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and the dividend yield is zero. The following assumptions were utilized:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Risk-free interest rate	4.35%	—	4.35%	2.80%
Expected life	5.0 years	—	5.0 years	5.0 years
Expected volatility	31%	—	26%	35%
Expected dividend yield	none	—	none	none
Grant date fair value	$0.37	—	$0.19	$0.18

The following table summarizes the stock option activity for the six months ended June 30, 2006:

			Weighted Average
		Weighted Average	Remaining
	Shares	Exercise Price	Contractual Life

Outstanding at beginning of period	13,126,950	$1.52
Warrants granted	—	—
Warrants expired/cancelled	—	—
Warrants exercised	—	—
Options granted	750,000	1.17
Options expired/cancelled	455,714	1.64
Options exercised	—	—

Outstanding at end of period	13,421,236	$1.49	2.55 Years
Outstanding exercisable at end of period	10,996,179	$1.52	2.24 Years

As of June 30, 2006, there was approximately $294,000 of unrecognized compensation cost related to non-vested share-based compensation that is anticipated to be recognized over a weighted average period of approximately 1.4 years. Estimated compensation expense related to existing share-based plans is $120,000 and $125,000 for the years ended December 31, 2006 and 2007, respectively.

At June 30, 2006, the aggregate intrinsic value of shares outstanding was $20,018,000 and the aggregate intrinsic value of options exercisable was $16,741,000. No options were exercised during the six-month period ended June 30, 2006. The total fair value of options vested during the six-month period ended June 30, 2006 was $59,000.

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

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Income Taxes

Taxes on income are provided in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax basis of particular assets and liabilities and the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the enactment date. A valuation allowance is provided to offset the net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has in place a valuation allowance of approximately $1,534,000 on deferred tax assets, as of June 30, 2006. The Company has gross federal net operating loss carry forwards of approximately $7.6 million as of June 30, 2006.

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

For purposes of calculating earnings per share, the basic weighted average number of shares was 26,285,034 and 26,730,034 for the three-month period ended June 30, 2006 and 2005. The basic weighted average number of shares was 26,285,034 and 26,717,672 for the six-month period ended June 30, 2006 and 2005. The diluted weighted average number of shares outstanding was 26,441,809 and 26,730,034 for the three-month period ended June 30, 2006 and 2005, respectively. The diluted weighted average number of shares outstanding was 26,398,952 and 26,727,269 for the six-month period ended June 30, 2006 and 2005, respectively.

Common stock equivalents in the three and six-month periods ended June 30, 2005 were anti-dilutive due to the net losses sustained by the Company during this period. As a consequence, the diluted weighted average common shares outstanding for the three and six-month periods ended June 30, 2005 were the same as the basic weighted average common shares outstanding, for purposes of calculating earning per share.

2.  Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specified situations. Such servicing assets or liabilities would be initially measured at fair value, if practicable and subsequently measured at amortized value or fair value based upon an election of the reporting entity. SFAS 156 also specifies certain financial statement presentations and disclosures in connection with servicing assets and liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. The Company does not expect that the adoption of SFAS 156 will have a material effect on its Consolidated Financial Statements.

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from Financial Accounting Standards Board Statement No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company anticipates adopting FIN 48 in the fiscal year starting January 1, 2007 and cannot reasonably estimate the impact of this interpretation at this time.

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

Line of Credit

In November 2005, the Company entered into an agreement with a Michigan banking corporation (the “Bank”), under which the Bank extended an asset-based line of credit to the Company, through its wholly owned subsidiary, Express-1, Inc. with Express-1 Expedited Solutions, Inc. (Company) acting as guarantor. Under the terms of the agreement, Express-1 may draw down amounts under the facility not to exceed $6.0 million in the aggregate, at interest rates that are based upon the Bank’s prime lending rate. The amount that may be drawn at any time is limited to the lessor of $6.0 million or 80% of eligible accounts receivable, plus $800,000, for pledged real property. Company assets pledged as collateral for the borrowing base include its trade accounts receivable and adjacent parcels of real property located at 429 and 441 Post Road in Buchanan, Michigan. As of June 30, 2006, availability under the line of credit was approximately $2.2 million, with an applicable rate of interest of approximately 8.00%. Rates of interest are indexed quarterly, based upon the Company’s performance and the Bank’s prime lending rate. The facility has a maturity date of November 15, 2007.

Bank Note

In April 2005, the Company entered into a mortgage with a Michigan Banking Corporation for approximately $680,000 related to the purchase of real property located at 429 Post Road in Buchanan, Michigan. The note had a ten-year amortization and bore interest at a fixed rate of approximately 6%; with a final balloon payment for all accrued interest and principal after five years.

In conjunction with the credit facility entered into in November 2005, the Company repaid and retired the mortgage note during March of 2006, as part of the financing arranged with its current Bank. The Company paid an early termination fee of approximately $13,000 in conjunction with the retirement of this note.

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

5.	Restructuring, Exit and Consolidation Expenses

During the fourth quarter of 2004, shortly after the Express-1, Inc. acquisition was completed, the Company implemented a restructuring plan aimed at optimizing performance in its call center operations, consolidating duplicate functions from several locations, eliminating unprofitable businesses and focusing the Company on providing premium transportation services. Early in 2005, the Company’s Board of Directors expanded the restructuring plan to include the elimination of all non-expedite services and the elimination of excess overhead costs, including the consolidation of the Company’s administrative and management functions within its Buchanan, Michigan location. The restructuring plan was completed during the third quarter of 2005.

As a result of the restructuring plan, the Company incurred $375,000 and $3,958,000 of charges and accruals associated with restructuring for the three and six-month periods ended June 30, 2005, respectively.

Future estimated net lease obligations through July 2009 have been accrued at approximately $168,000 for the sole remaining closed facility.

6.	Notes Receivable

In conjunction with its restructuring plan, the Company sold assets in its Temple and Bullet operations in July and August of 2005, respectively. As a condition to these sales, the Company granted working capital financing and equipment financing to the respective buyers under the agreements.

In March 2006, the Company agreed to accept the sum of $150,000 in full settlement of the notes receivable from the purchasers of the Bullet operations. In connection therewith, the Company recorded a one-time loss on this settlement of $90,000. This amount is reflected in the financial statements under the caption “Other expenses.”

7.	Related Party Transaction

In June 2006, the Company issued to the former owners of Express-1, Inc. the amount of $256,250 to satisfy the balance of its contingent earn-out payments for calendar 2005. As reported in its Form 10KSB for the year ended December 31, 2005, the Company had previously committed to the issuance of 258,799 shares of its common stock for the satisfaction of its 2005 earn-out payments. The Company’s Board of Directors, at the recommendation of the Company’s management, determined that a cash payment was in its best interests and gained approval from the former owners of Express-1, Inc. for this payment. The Company’s President and CEO, Mike Welch, is among the former owners of Express-1, Inc. and received approximately 41% of this distribution. Members of Mr. Welch’s extended family, who were also former owners of Express-1, Inc., collectively received 32% of the distribution, exclusive of Mr. Welch’s proceeds.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements.  This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company’s business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

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

Executive Summary

Express-1 Expedited Solutions, Inc. (formerly, Segmentz, Inc.) (“we”, “us”, “our” and the “Company”) operates as an expedited transportation company. We provide our services to over 1,000 customers, specializing in time sensitive transportation fulfilled through a variety of exclusive use vehicles, providing reliable same day or high priority service between points within the United States and parts of Canada. Our services include expedited surface transportation, aircraft charters and dedicated expedited delivery. Our vehicle classifications include cargo vans, both 12 foot and 24 foot straight trucks and tractor-trailers. We offer an ISO 9001:2000 certified, twenty-four hour, seven day a week call center allowing our customers immediate communication and status updates on time sensitive shipments while in-transit. Our customers are provided with electronic alerts, shipment tracking, proof of delivery reconciliation, billing status and performance reports. We are dedicated to providing premium services that are customized to meet our client’s individual needs and flexible enough to cope with an ever-changing business environment.

We refer to our primary expedite transportation services which represent approximately 89% of our consolidated revenues as Express-1. Our dedicated expedite operations managed from Evansville, Indiana which represents approximately 11% of our consolidated revenues is referred to as Evansville or Evansville Dedicated.

Our customers are supported through two primary service locations. Our Express-1 operations are located in Buchanan, Michigan, while our dedicated operations are located in Evansville, Indiana. The Express-1 operations have historically been profitable, while the Evansville operations became profitable during 2005, in conjunction with our restructuring efforts. These two expedited operations are complementary and provide us with a core base of focused transportation services, on which to build.

Express-1 specializes in time critical deliveries and offers a variety of vehicle capacities, including vans, straight trucks and semis. Using an asset-light model, Express-1 provides its services through a fleet of independent contractors. These services are offered throughout the United States and certain provinces of Canada. Express-1 has been recognized for its excellence in customer service and acts as a Tier 1 supplier to major automotive manufacturers. Express-1 serves the needs of a diverse client base including a number of Fortune 500 companies and third-party logistics providers.

We operate a dedicated expedite service providing order fulfillment from our Evansville, Indiana automotive parts distribution facility. These services are provided via a fleet of company operated trucks and trailers. The dedicated service contract extends through April 2007. We are currently in discussions with our primary customer in an effort to renew the contract for another multi-year term. We are hopeful we will be able to complete this extension, prior to the expiration of the current contract.

Our growth strategy centers on organic initiatives, which we feel will continue to enhance both our top and bottom lines. Through organic means, our management team anticipates we will be able to increase our fleet capacity, expedited market presence and geographic footprint. Complementing this internal growth, we plan to entertain selective acquisitions on occasion, to further support our expedited market focus.

Our board of directors, management team and employees are focused on expanding our expedited operations. In support of this strategy, we asked for and received shareholder approval to change our company name to Express-1 Expedited Solutions in conjunction with our annual shareholder’s meeting. Express-1 has become a recognized leader in the expedited transportation market since its inception in 1989. We believe our Company, Express-1 Expedited Solutions, Inc. is the only singularly focused expedited transportation company to be publicly owned within the United States at this time.

Restructuring

In the second half of 2004, shortly after the acquisition of Express-1, Inc., our Board of Directors and management team implemented a restructuring plan (the “Plan”) for our Company. The Plan called for the closing of our unprofitable companies, operations and locations. It also refocused our Company on our profitable expedited transportation businesses. Throughout the fall of 2004, we exited our airport-to-airport business and consolidated our Dasher business into our other expediting operations. Continuing this restructuring activity in 2005, we exited our Tampa brokerage in addition to our Temple and Bullet operations. We completed the relocation of our executive offices from Tampa, Florida to Buchanan, Michigan. In conjunction with this move, we appointed new executive leadership with extensive transportation industry experience.

Due to the restructuring efforts, we were able to eliminate the need for physical facilities in eighteen (18) locations, thereby greatly reducing our overhead burden. Headcount was reduced from a high of approximately 475 to approximately 125 employees at the conclusion of the restructuring period. The table below outlines the restructuring charges recorded during the three and six months ended June 30, 2005. As previously stated, the Company completed its restructuring activities in the third quarter of 2005, and consequently no restructuring charges have been recorded thereafter.

Restructuring Charges

	Three Months	Six Months
	Ended	Ended
Classification	June 30, 2005	June 30, 2005

Writeoff of goodwill and intangibles	$—	$2,010,000
Writeoff and impairment of assets	—	968,000
Other restructuring expenses	—	295,000
Writeoff of uncollectible accounts	—	310,000
Employee related expenses	375,000	375,000

Restructuring charges	$375,000	$3,958,000

For the three months ended June 30, 2006 compared to the three months ended June, 2005.

All results normally expressed in dollars have been rounded to the nearest one thousand dollars, with the exception of earnings per share data, which is expressed in whole dollars and cents. Comparisons of results for those line items that have been rounded are approximate, due to rounding.

Revenue — Consolidated revenue increased by $830,000, or 8%, to $11,120,000 for the quarter ended June 30, 2006, as compared to $10,290,000 for the quarter ended June 30, 2005. The change was primarily attributable to organic increases in revenue of approximately 38% and 18% within our core business operations Express-1 and Evansville respectively, during the second quarter of 2006 compared to the second quarter of 2005. Mitigating the increases in revenue within our core business was the period over period decline in revenue associated with the cessation of unprofitable businesses during 2005 in conjunction with our restructuring efforts. Revenue derived from operations closed in our restructuring totaled $2,065,000 during the second quarter of 2005. Fuel prices also played a part in the increase in consolidated revenue during the second quarter. Fuel surcharges were $937,000 or 8% of consolidated revenue during the current quarter compared to $564,000 or 6% of consolidated revenue for the same period in 2005. For purposes of this comparison, we have only considered fuel surcharges within our core business, Express-1 and Evansville, and excluded those associated with our brokerage business and closed operations.

Express-1 Operations — Revenue increased within our Express-1 operations by $2,708,000 or 38% in the second quarter of 2006 as compared to the same quarter in the prior year. The increase in Express-1 revenue was largely attributable to a 28% increase in the average size of our fleet of independent contractors during the second quarter of 2006 compared to the same period in 2005. Supporting this increase in fleet capacity has been an increase in overall demand for our Express-1 expedited services as evidenced by the increase in fleet utilization. Our primary measure of utilization is loaded miles per unit per week. In the current quarter, this measurement increased by 9% at Express-1, as compared to the second quarter of 2005. Loads hauled by third parties (brokerage business) represented approximately 22% and 24% of revenue for the three-month periods ended June 30, 2006 and 2005, respectively.

Evansville Operations — In Evansville our dedicated operations experienced a revenue increase of approximately $187,000 or 18% during the second quarter of 2006 as compared to the second quarter of 2005. The increase is partially due to a rate increase received in mid-year 2005 from our primary Evansville customer. To a lesser extent the Evansville revenue increase was associated with the expansion of local freight movements.

Direct Expenses — Direct expenses, which consist primarily of payments for trucking services provided by both independent contractors and partner carriers, fuel, insurance, equipment costs and payroll expenses increased by $200,000 or 3%, to $8,257,000 for the three months ended June 30, 2006, compared to $8,057,000 for the three months ended June 30, 2005. As a percentage of revenue, direct expenses decreased to 74% of consolidated revenue for the three months ended June 30, 2006, compared with 78% of consolidated revenue for the same period in the prior year. The dollar increase in direct expense resulted primarily from increases in the volume of purchased transportation and other direct expenses corresponding to the rate of revenue growth in our Express-1 operations. Improvements in operating leverage yielded a lower overall increase in the rate of direct expenses as a percentage of revenue for the current quarter compared to the same period in the prior year. The elimination of expenses associated with closed operations helped further reduce direct expenses both overall and as a percentage of revenue during the second quarter of 2006 compared to the second quarter of 2005. During the second quarter of 2005, we incurred $1,605,000 of direct expense from operations eliminated during our restructuring efforts. Rising fuel prices also played a part in the overall increase in direct expense, during the second quarter of 2006 compared to the second quarter of 2005. On a consolidated basis, we incurred $817,000 of fuel surcharge expense in the second quarter of 2006 compared to $500,000 of fuel surcharge expense for the same period in the prior year.

Express-1 Operations — Within Express-1, while revenue increased by 38%, direct expense only increased by 34% for the period. Contributing to the slower rate of increase in direct expenses for Express-1 were improvements in fuel and equipment costs and decreases in insurance and licensing costs. During 2006 Express-1 recognized a slight increase in its cost of purchased transportation, due to rate adjustments put in place to increase the rates of compensation for our independent contractors and reward them for miles run and driver referrals.

Evansville Operations — Within our Evansville operations, direct expenses as a percentage of associated revenue decreased during the current period to 79% of associated revenue as compared to 97% of associated revenue during the same period in the prior year. The decrease in expenses within Evansville is principally the result of revenue rate increases received during 2005, and a reduction in purchased transportation expense due to a reduced reliance upon third parties to provide transportation. Complementing this increase in revenue were reductions in expenses associated with insurance and equipment maintenance during the second quarter of 2006, as compared to the second quarter of 2005.

Gross Margin — Gross margin improved by $630,000 or 28% during the second quarter of 2006 as compared to the same period in the prior year. Gross margin for the quarter ended June 30, 2006 was $2,863,000 as compared to $2,233,000 for the quarter ended June 30, 2005. As a percentage of revenue, gross margin improved to 26% of revenue for the second quarter of 2006 compared to 22% of revenue in the same quarter in 2005. The improvement in margin resulted primarily from operating improvements within our Express-1 and Evansville businesses due to the reductions in direct cost coupled with a general increase in rates within our Evansville operations as previously mentioned. Complementing the margin improvement from these actions was the elimination of lower margin operations due to our restructuring efforts. Fuel prices negatively affected gross margin during the second quarter of 2006, as compared to the same quarter of 2005. Our Express-1 business effectively passes 100% of fuel surcharge revenue to our fleet of independent drivers in the form of supplemental fuel surcharge payments. Within our Evansville operations, fuel surcharges help offset the cost of fuel for our company operated fleet. During the second quarter of 2006, gross margin as a percentage of revenue was reduced approximately 2 percentage points due to the price of fuel. This compares unfavorably to the same period in the prior year when the effect of fuel price was a reduction in gross margin as a percentage of revenue of approximately 1 percentage point. While reducing our margin expressed as a percentage of revenue, fuel surcharge revenue and fuel expense have not historically had a material impact on our income as we have been successful in matching fuel surcharge payments and fuel expenses to fuel surcharge revenue.

Sales, General and Administrative — Sales, general and administrative expense (SG&A) decreased by $1,355,000 or 41% to $1,923,000 for the quarter ended June 30, 2006 compared to $3,278,000 for the quarter ended June 30, 2005. Included within SG&A expenses was approximately $375,000 of identified restructuring costs in the second quarter of 2005. As a percentage of revenue, SG&A expenses, exclusive of restructuring charges, represented 17% of revenue in the quarter ended June 30, 2006 compared to 28% of revenues for the same quarter of 2005. The decrease in SG&A costs as a percentage of revenue for the current period primarily resulted from our successful restructuring efforts. Included within the restructuring activities were the closing of approximately 18 locations, a reduction in headcount by approximately 350 employees, the elimination of corporate offices in Tampa Florida, and a streamlining of our expenses associated with ongoing activities. Included within SG&A costs is a smaller group of expenses we classify as corporate charges, which includes such items as the cost of our executive management, board of directors, public company expenses, legal expenses, professional fees and interest costs for the consolidated company. For the second quarter of 2006, corporate charges were $365,000 compared to $785,000 for the same quarter of 2005. The reduction in corporate charges is associated with the elimination of the Tampa administrative offices and a reduction in the costs associated with executives, legal and professional fees, outside services and other administrative expenses. We believe SG&A, to include corporate charges, as a percentage of revenue, has normalized at a sustainable level, barring any unforeseen events and seasonal fluctuations. We further believe the rate of increase in future SG&A expenses will be lower than the rate of increase for revenue and direct operating expenses, based upon our operational model.

Interest and Other Expense — Interest charges and other expenses decreased $74,000 to $92,000 during the second quarter of 2006, as compared to $166,000 during the same quarter in 2005. The decrease was primarily the result of changes in the line item, gain and loss on sale of assets, mitigated somewhat by a slight increase in overall interest expense. During the second quarter of 2006 we recorded a small gain on sale of assets of $6,000 as compared to the second quarter of 2005 when we recognized a loss on sale of assets of $100,000. The magnitude of the loss on sale in during 2005 resulted from the disposal of various equipment in conjunction with our shift towards a more asset light business model, in accordance with our restructuring plan.

Net Income Before Tax — Net income before tax was $848,000 for the quarter ended June 30, 2006 compared to a loss from of $1,211,000 for the quarter ended June 30, 2005. The improvement is primarily associated with the disposition of our unprofitable business operations in conjunction with our restructuring efforts. Complementing the cessation of unprofitable businesses were increases in revenue within our Express-1 and Evansville operations. These same operations also experienced some decreases in direct and administrative costs as a percentage of revenue as we have continued to focus on increasing our operating leverage and controlling costs. During the three-month period ended June 30, 2006, our operating ratio improved to 91.8% of consolidated revenue. This compares very favorably with the same three-month period in the prior year when our operating ratio was 111.4% of consolidated revenue. We define operating ratio as the ratio of all operating expenses (direct and SG&A) compared to consolidated revenue. For purposes of calculating operating ratio, we exclude both fuel surcharge revenue and associated fuel surcharge payments from our calculations.

Tax Provision (Benefit) — There was no tax provision recorded for the quarter ended June 30, 2006 and no tax benefit recorded for the quarter ended March 31, 2005. The lack of tax provision in the second quarter of 2006 is due primarily to the magnitude of historical losses. The company has a valuation allowance that effectively offsets current tax provisions. During the quarter, this allowance was reduced by approximately $316,000 to approximately $1,534,000. The lack of tax benefit in the second quarter of 2005 was due to the significance of net operating losses in the preceding quarters. Based on the historical lack of profitability in periods leading up to the second quarter of 2005, we estimated we were unlikely to utilize tax benefits in future periods. Consequently, we recorded an adjustment to the valuation allowance equal to the tax benefit that otherwise would have been recorded. Along with the return to profitability, we anticipate reducing the valuation allowance during the fourth quarter of 2006 and anticipate recording a small amount of tax provision later in 2006, due to limitations on the amount of net operating loss carry-forward that can be used to offset federal Alternative Minimum Tax.

Net Income — Net Income for the quarter ended June 30, 2006 was $848,000 as compared to a net loss of $1,211,000 for the quarter ended June 30, 2005. As previously mentioned, the change in net income resulted primarily from the successful completion of our restructuring efforts, increases in revenue within Express-1 and Evansville and reductions in direct and SG&A costs in relationship to associated revenue.

Earning per Share — Basic and diluted income per share for the quarter ended June 30, 2006 was $0.03, compared with basic and diluted loss per share of $0.05 for the three-month period ended June 30, 2005. The shares used in the calculation of diluted loss per share were equivalent to those used in the calculation of the basic loss per share in the quarter ended June 30, 2005, as common stock equivalents were anti-dilutive for the quarter then ended.

For the six months ended June 30, 2006 compared to the six months ended June, 2005.

All results normally expressed in dollars have been rounded to the nearest one thousand dollars, with the exception of earnings per share data which is expressed in whole dollars and cents. Comparisons of results for those line items that have been rounded are approximate, due to rounding.

Revenue — Consolidated revenue increased by $36,000, or less than 1%, to $20,675,000 for the six months ended June 30, 2006, as compared to $20,639,000 for the six months ended June 30, 2005. The change in revenue was primarily attributable to 2006 calendar year-to-date organic revenue increases of 30% and 14% within our Express-1 and Evansville operations, respectively, compared to the same period in 2005. Mitigating the increase in revenue within our core business was the period over period decline in revenue associated with the closing of unprofitable businesses as part of our restructuring efforts. Revenue derived from closed businesses totaled approximately $4,443,000 during the first six months of 2005. Fuel prices also played a part in our change in revenue within the period. For the first six months of 2006, fuel surcharge revenue for our company was approximately $1,197,000 or 7% of consolidated revenue. During the same six-month period last year, fuel surcharge revenue was approximately $770,000 or 5% of consolidated revenue. For purposes of this comparison of fuel surcharges, we have only considered those charges within our primary operations, Express-1 and Evansville, and further excluded fuel surcharges associated with our brokerage business and closed operations.

Express-1 Operations — Revenue increased within our Express-1 operations by approximately $4,177,000 or 30% in the first six months of 2006 as compared to the same period in the prior year. The increase in Express-1 revenue can be largely attributed to a 17% increase in the average size of our fleet of independent contractors during the first six months of 2006 compared to the same period in 2005. Complementing this increase in fleet capacity has been an increase in overall demand for our Express-1 expedited service offerings. Utilization for Express-1, as measured in loaded miles per truck per week, increased by 11% during the first six months of 2006, as compared to the first half of 2005. Within Express-1, loads hauled by third parties (brokerage business) represented approximately 24% and 22% of revenue for the six-month periods ended June 30, 2006 and 2005, respectively.

Evansville Operations — In Evansville our dedicated operations, revenue increased by $302,000 or 14% during the first six months of 2006 as compared to the first six months of 2005. This increase is partially due to a rate increase received in mid-year 2005 from our primary Evansville customer. To a lesser extent the revenue increase in Evansville was associated with the expansion of local freight movements from this facility.

Direct Expenses — Direct expenses, which consist primarily of payments for trucking services provided by both independent contractors and partner carriers, fuel, insurance, equipment costs and payroll expenses decreased by $1,049,000 or 6%, to $15,386,000 for the six months ended June 30, 2006, compared to $16,435,000 for the six months ended June 30, 2005. As a percentage of revenues, direct expenses decreased to 74% of consolidated revenue for the first half of 2006 compared with 80% of revenue for the same period in the prior year. The decrease in direct expenses resulted primarily from the calendar year 2005 cessation of our unprofitable business operations. In the six months ended June 30, 2005, direct costs associated with businesses closed in our restructuring efforts was approximately $3,879,000 or 87% of associated revenue. Fuel prices played a part in the change in our consolidated direct expenses in the period. During the first six months of 2006, we incurred approximately $1,197,000 of fuel surcharge expense as compared to approximately $770,000 of fuel surcharge expense for the same period in the prior year.

Express-1 Operations — Direct costs within our Express-1 business increased by 27% for the six-month period ended June 30, 2006 compared to the same period in 2005. This compares favorably to an increase of 30% in revenue during the current period compared to the same period in the prior year. The difference between the increase in revenue and the increase in associated direct costs reflects an improvement in operating leverage within the period. Contributing to the reduction in direct expenses for Express-1 were decreases in equipment costs and decreases in insurance and licensing costs. Express-1 recognized a slight increase in its cost of purchased transportation, due to rate adjustments put in place to increase the rates of compensation for our independent contractors and reward them for miles run and driver referrals.

Evansville Operations — Within our Evansville operations, direct expenses as a percentage of associated revenues decreased during the first half of 2006 to 81% of associated revenue compared to 97% of associated revenue during the first half of 2005. The reduction in the percentage of revenue represented by direct expenses for Evansville is partially due to the aforementioned increase in revenue for the same operations. Also contributing to the decrease in direct expenses as a percentage of revenue was a shift away from the use of some third party carriers to provide transportation on some of the dedicated routes. Prior to the change in executive management completed in conjunction with the restructuring plan in 2005, Evansville covered the transportation needs of some of its dedicated runs through the use of brokers and other third party sources. By shifting these transportation services to company operated equipment through better recruiting and equipment availability, the transportation costs have been reduced significantly. The rate increase received in mid-year 2005, also played a part in reducing direct expenses as a percentage of revenue. Within Evansville we also saw declines in expenses associated with insurance and equipment maintenance during the first six months of 2006 compared to the first six months of 2005.

Gross Margin — Gross margin improved by $1,085,000 or 26% during the first half of 2006 compared to the same period in the prior year. Gross margin for the six months ended June 30, 2006 was $5,289,000 compared to $4,204,000 for the six months ended June 30, 2005. As a percentage of revenue, gross margin improved to 26% of revenue for the first half of 2006 compared to 20% of revenue for the same period in 2005. The improvement in margin primarily resulted from improvements within our Express-1 and Evansville operations, due to the reductions in direct cost and revenue rate increases within Evansville as previously mentioned. We also experienced an overall margin improvement due to the elimination of our unprofitable and lower margin businesses through our restructuring efforts. Fuel prices negatively affected gross margin during the first six months of 2006 compared to the same six-month period in 2005. We effectively pass 100% of fuel surcharge revenue to our independent drivers at Express-1 in the form of supplemental fuel surcharge payments. Within Evansville, our fuel surcharges mitigate the increased cost of fuel for our fleet of company trucks. During the second quarter of 2006, gross margin as a percentage of revenue was reduced by approximately 1 percentage point due to the impact of fuel surcharge payments that is equivalent to a reduction of approximately 1 percentage point during the same period in 2005. While reducing our margin expressed as a percentage of revenue, fuel surcharge revenue and fuel expense have not historically had a material impact on our income as we have been successful in matching fuel surcharge payments and fuel expenses to fuel surcharge revenue.

Sales, General and Administrative — Sales, general and administrative (SG&A) expense decreased by $6,226,000 or 63% to $3,644,000 for the six months ended June 30, 2006 compared to $9,870,000 for the six months ended June 30, 2005. Included within SG&A expense was approximately $3,958,000 of identified restructuring costs in the first half of 2005. As a percentage of revenue, SG&A expenses, exclusive of restructuring charges, represented 18% of revenue in the six months ended June 30, 2006 compared to 29% of revenues for the same period of 2005. The decrease in SG&A costs as a percentage of revenue resulted primarily from our successful restructuring efforts. Included within the restructuring activities were the closing of approximately 18 locations, a reduction in headcount by approximately 350 employees, the elimination of corporate offices in Tampa Florida, and a streamlining of our expenses associated with ongoing activities. Included within SG&A costs is a smaller group of expenses we classify as corporate charges, which includes such items as the cost of our executive management, board of directors, public company expenses, legal expenses, professional fees and interest costs for the combined company. For the first half of 2006, corporate charges were approximately $710,000 compared to $1,369,000 for the first half of 2005. The reduction in corporate charges is associated with the elimination of the Tampa administrative offices and reduction in the costs associated with executives, legal and professional fees, outside services and other administrative expenses. We believe SG&A, to include corporate charges, as a percentage of revenue, has normalized at a sustainable level, barring any unforeseen events and seasonal fluctuations. We further believe the rate of increase in future SG&A expenses will be lower than the rate of increase for revenue and direct operating expenses, based upon our operational model.

Interest and Other Expense — Interest charges and other expenses increased $45,000 to $240,000 during the first six months of 2006, as compared to $195,000 during the same period in 2005. The increase was primarily the result of a write-off in loans receivable associated with our former Bullet operation. Mitigating this was a positive change of approximately $106,000 in loss on sale of equipment and an increase in interest expense of approximately

$32,000. The magnitude of the loss on sale in 2005 was due primarily to the disposal of company operated equipment as we shifted to a more asset light business model.

Net Income Before Tax — Net income before tax was $1,405,000 for the six months ended June 30, 2006 compared to a loss from of $5,861,000 for the six months ended June 30, 2005. The improvement is primarily associated with the disposition of our unprofitable business operations in conjunction with our restructuring efforts. Complementing the cessation of unprofitable businesses were increases in revenue within our Express-1 and Evansville operations. These same operations also experienced some decreases in direct and administrative costs as a percentage of revenue as we have continued to focus on increasing our operating leverage and controlling costs. During the six-month period ended June 30, 2006, our operating ratio improved to 91.3% of consolidated revenue. This compares very favorably with the same six-month period in the prior year when our operating ratio was 128.5% of consolidated revenue. We define operating ratio as the ratio of all operating expenses (direct and SG&A) compared to consolidated revenue. For purposes of calculating operating ratio, we exclude both fuel surcharge revenue and associated fuel surcharge payments from our calculations.

Income Tax Provision (Benefit) — There was no tax provision recorded for the six months ended June 30, 2006 and no tax benefit recorded for the six months ended June 30, 2005. The lack of tax provision in the first half of 2006 is due primarily to the magnitude of historical losses. The company has a valuation allowance that effectively offsets tax provisions in the current period. During the current six-month period, this allowance was reduced by approximately $539,000 to approximately $1,534,000. The lack of tax benefit in the first half of 2005 was due to the significance of net operating losses in the periods preceding the first six months of 2005. It was estimated that the likelihood of future utilization of a tax benefit would be reduced, based upon the historical losses of the company. Consequently, we recorded an adjustment to the valuation allowance equal to the tax benefit that otherwise would have been recorded during the first six months of 2005. We anticipate reducing the valuation allowance during the fourth quarter of 2006 and expect to record a small amount of tax provision later in 2006, due to limitations on the amount of net operating loss carry-forwards that can be used to offset federal Alternative Minimum Tax.

Net Income — Net Income for the six months ended June 30, 2006 was $1,405,000 as compared to a net loss of $5,861,000 for the six months ended June 30, 2005. As previously mentioned, the change in net income resulted primarily from the successful completion of our restructuring efforts, increases in revenue within Express-1 and Evansville and reductions in direct and SG&A costs in relationship to associated revenue.

Earnings per Share — Basic and diluted income per share for the six months ended June 30, 2006 was $0.05, compared with basic and diluted loss per share of $0.22 for the six-month period ended June 30, 2005. The shares used in the calculation of diluted loss per share were equivalent to those used in the calculation of the basic loss per share in the six months ended June 30, 2005, as common stock equivalents were anti-dilutive for the period then ended.

Critical Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Express-1 Expedited Solutions, Inc. and all of its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The Company does not have any variable interest entities whose financial results are not included in the consolidated financial statements.

Use of Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews its estimates, including but not limited to: purchased transportation, recoverability of long-lived assets, recoverability of prepaid expenses, valuation of investments, allowance for doubtful accounts, and amounts of stock compensation expense associated with certain stock options, on a regular basis and makes adjustments based on historical experiences and existing and expected future conditions. These evaluations are performed and adjustments are made as information is available. Management believes that these estimates are reasonable and have been discussed with the audit committee; however, actual results could differ from these estimates.

Concentration of Risk

Financial instruments, which potentially subject us to concentrations of credit risk, are cash, cash equivalents and accounts receivables.

The majority of cash is maintained with a Michigan financial institution. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and therefore, bear minimal risk.

Concentration of credit risk with respect to trade receivables is somewhat limited due to our large number of customers and wide range of industries and locations served. No customer comprised more than ten percent of the June 30, 2006 and 2005 customer accounts receivable balance.

We do receive a significant portion of our revenue from the customers who operate within the U.S. domestic automotive industry. Consequently, our accounts receivable are comprised of a large aggregate concentration of accounts from within this industry. Recently, the U.S. automotive industry has been in decline according to reports in various media sources. In the event of further financial erosion by any of the “Big Three” domestic automotive manufacturers, the effect on our Company could be materially adverse. Further, the weakening of any of the domestic automotive manufacturers can have an adverse effect on a significant portion of our customer base which is comprised in large part by manufacturers and suppliers for the automotive industry.

We extend credit to various customers based on an evaluation of the customer’s financial condition and their ability to pay in accordance with our payment terms. We provide for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customers payment history and the customer’s current ability to pay its obligation. Based our managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $504,000 and $732,000 is considered necessary as of June 30, 2006 and December 31, 2005, respectively. Although we believe our account receivables are recorded at their net realizable value, a decline in our historical collection rate could have a materially adverse affect on our operations and net income. We do not accrue interest on past due receivables.

Contingent Liabilities

The Company is party to legal actions, which are not material to operations pursuant to Item 103 of Regulation S-K.

EBITDA

EBITDA for the three months ended June 30, 2006 was positive $1,165,000 compared to negative $370,000 in the comparable period of the prior year. We define EBITDA as earnings before interest, taxes, depreciation and amortization. In addition, we exclude from our EBITDA calculation the cumulative effect of a change in accounting principle, discontinued operations, and the impact of restructuring and certain other charges, and include in the EBITDA calculation selected financial data related to various Company acquisitions. A reconciliation of EBITDA to the most directly comparable GAAP financial measure is set forth herein.

SELECTED FINANCIAL DATA

For the three months ended June 30, 2006

						Express-1
	Express-1	Evansville		Core		Expedited
	Expedited	Dedicated	Corporate	Business	Other	Solutions, Inc.

Operating revenues	$9,868,000	$1,252,000	$—	$11,120,000	$—	$11,120,000
Operating expenses	7,268,000	989,000	—	8,257,000	—	8,257,000
Sales, general and administrative expenses(1)	1,515,000	163,000	365,000	2,043,000	(28,000)	2,015,000
Restructuring expenses	—	—	—	—	—	—

Net income (loss)	$1,085,000	$100,000	$(365,000)	$820,000	$28,000	$848,000

Restructuring expenses	$—	$—	$—	$—	$—	$—
Depreciation and amortization	207,000	47,000	—	254,000	—	254,000
Interest expense, net	—	—	63,000	63,000	—	63,000
Taxes	—	—	—	—	—	—

EBITDA	$1,292,000	$147,000	$(302,000)	$1,137,000	$28,000	$1,165,000

(1)	For the purpose of this table, approximately $92,000 of “Interest and other income and expense” has been classified within the line item “Selling, general and administrative expenses.”

For the three months ended June 30, 2005

						Express-1
		Evansville		Core		Expedited
	Express-1	Dedicated	Corporate	Business	Other	Solutions, Inc.

Operating revenues	$7,160,000	$1,065,000	$—	$8,225,000	$2,065,000	$10,290,000
Operating expenses	5,415,000	1,037,000	—	6,452,000	1,605,000	8,057,000
Sales, general and administrative expenses(1)	1,546,000	113,000	785,000	2,444,000	625,000	3,069,000
Restructuring expenses	—	—	375,000	375,000	—	375,000

Net income (loss)	$199,000	$(85,000)	$(1,160,000)	$(1,046,000)	$(165,000)	$(1,211,000)

Restructuring expenses	$—	$—	$375,000	$375,000	$—	$375,000
Depreciation and amortization	194,000	103,000	83,000	380,000	34,000	414,000
Interest expense, net	—	—	52,000	52,000	—	52,000
Taxes	—	—	—	—	—	—

EBITDA	$393,000	$18,000	$(650,000)	$(239,000)	$(131,000)	$(370,000)

(1)	For the purpose of this table, approximately $166,000 of “Interest and other income and expense” has been classified within the line item “Selling, general and administrative expenses.”

For the six months ended June 30, 2006

						Express-1
	Express-1	Evansville		Core		Expedited
	Expedited	Dedicated	Corporate	Business	Other	Solutions, Inc.

Operating revenues	$18,244,000	$2,431,000	$—	$20,675,000	$—	$20,675,000
Operating expenses	13,358,000	1,980,000	—	15,338,000	48,000	15,386,000
Sales, general and administrative expenses(1)	2,869,000	323,000	710,000	3,902,000	(18,000)	3,884,000
Restructuring expenses	—	—	—	—	—	—

Net income (loss)	$2,017,000	$128,000	$(710,000)	$1,435,000	$(30,000)	$1,405,000

Restructuring expenses		$—	$—	$—	$—	$—
Depreciation and amortization	419,000	94,000	—	513,000	—	513,000
Interest expense, net	—	—	108,000	108,000	—	108,000
Taxes	—	—	—	—	—	—

EBITDA	$2,436,000	$222,000	$(602,000)	$2,056,000	$(30,000)	$2,026,000

(1)	For the purpose of this table, approximately $240,000 of “Interest and other income and expense” has been classified within the line item “Selling, general and administrative expenses.”

For the six months ended June 30, 2005

						Express-1
		Evansville		Core		Expedited
	Express-1	Dedicated	Corporate	Business	Other	Solutions, Inc.

Operating revenues	$14,067,000	$2,129,000	$—	$16,196,000	$4,443,000	$20,639,000
Operating expenses	10,500,000	2,056,000	—	12,556,000	3,879,000	16,435,000
Sales, general and administrative expenses(1)	3,186,000	237,000	1,369,000	4,792,000	1,315,000	6,107,000
Restructuring expenses	—	—	3,958,000	3,958,000	—	3,958,000

Net income (loss)	$381,000	$(164,000)	$(5,327,000)	$(5,110,000)	$(751,000)	$(5,861,000)

Restructuring expenses	$—	$—	$3,958,000	$3,958,000	$—	$3,958,000
Depreciation and amortization	387,000	214,000	151,000	752,000	109,000	861,000
Interest expense, net	—	—	76,000	76,000	—	76,000
Taxes	—	—	—	—	—	—

EBITDA	$768,000	$50,000	$(1,142,000)	$(324,000)	$(642,000)	$(966,000)

(1)	For the purpose of this table, approximately $195,000 of “Interest and other income and expense” has been classified within the line item “Selling, general and administrative expenses.”

The above presented selected financial data represents “reporting units” within the Company and are primarily allocated based on acquisitions, which is the basis for their respective earn-out provisions. The subtotal entitled “Core Business” represents the operations remaining after the completion of the restructuring plan, and is intended only to give the reader the ability to view what are now our ongoing operations, exclusive of the closed operations. The column entitled “Other” primarily represents services or location revenue and expenses that has been eliminated based on the restructuring plan completed in the third quarter of 2005. Remaining income and expense items within the column “Other” include recovery on previously written off accounts receivable, real estate leases, equipment termination costs and impairment charges associated with equipment and property no-longer in use. None of our reporting units met the quantitative criteria in 2006 or 2005 required for segment reporting. The criteria use to determine whether the company should begin segment reporting will be reevaluated in the fourth quarter of 2006, in conjunction with the annual reporting process.

USE OF GAAP AND NON-GAAP MEASURES

In addition to results presented in accordance with generally accepted accounting principles (“GAAP”), we have included in this report the measure “EBITDA” with EBITDA being defined as earnings before interest, taxes, depreciation and amortization and excluding the cumulative effect of a change in accounting principle, discontinued operations, and the impact of restructuring and other charges. We have also included some selected financial data related to the various acquisitions and operating locations. For each non-GAAP financial measure, we have presented the most directly comparable GAAP financial measure and reconciled the non-GAAP financial measure with such comparable GAAP financial measure.

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

Express-1 Expedited Solutions, Inc. EBITDA Reconciliation

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2006	2005	2006	2005

Net income (loss) as reported	$848,000	$(1,211,000)	$1,405,000	$(5,861,000)
Income tax (benefit) provision	0	0	0	0
Interest expense	63,000	52,000	108,000	76,000
Depreciation and amortization	254,000	414,000	513,000	861,000
Restructuring, exit and consolidation expenses	0	375,000	0	3,958,000

EBITDA	$1,165,000	$(370,000)	$2,026,000	$(966,000)

Liquidity and Capital Resources

Cash Flow

As of June 30, 2006 we have approximately $3,430,000 of working capital with associated cash and cash equivalents of approximately $82,000, compared with working capital of approximately $1,342,000 and cash of approximately $386,000 at December 31, 2005.

During the six-month period ended June 30, 2006 cash has decreased by approximately $304,000. During the same period we generated cash from operations of approximately $1,180,000 and completed payments related to previous acquisitions of approximately $1,460,000. Other sources and uses of cash include: (i) a use for purchases of equipment of approximately $466,000, net of proceeds from sales of equipment of $6,000; and (ii) a source via the receipt of repayment on the Bullet loans of $150,000.

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

Credit Facility — To ensure that our Company has adequate near-term liquidity, we have in place a $6.0 million line of credit facility with a Michigan banking corporation (the “Bank”). The line of credit calls for our operating subsidiary, Express-1 to be the borrower and Express-1 Expedited Solutions, Inc. (Company) to act as guarantor. Under the loan documents, we may draw down on the line of credit the lesser of $6,000,000 or 80% of the eligible accounts receivable of Express-1, plus $800,000. The additional $800,000 is available based upon the granting of a security interest in our Buchanan, Michigan facilities. All obligations of under the agreements are secured by the accounts receivable of Express-1. All advances under the agreement are subject to interest at the rate of the Bank’s prime plus an applicable margin that ranges from negative 0.50% to positive 0.25% based upon the Company’s performance in the preceding quarter. Interest is payable monthly. The maturity date of the loan is November 15, 2007. The credit facility contains various covenants pertaining to the maintenance of certain financial ratios. As of June 30, 2006, the Company was in compliance with all terms and conditions under the loan agreements, and had available borrowing capacity of approximately $2.2 million with an effective interest rate of (prime minus one-quarter percent) 8.0%. The Bank facility retired an existing facility with another banking corporation.

The Bank facility also permits the issuance of letters of credit as security for the Company’s obligations and contingent obligations. As of June 30, 2006, we had outstanding letters of credit totaling $402,000, issued primarily for deductibles for various insurance policies. The total of these letters of credit has reduced the above described borrowing capacity by an equal amount.

Warrants and Options — We may receive proceeds in the future from the exercise of warrants and options outstanding as of June 30, 2006 in accordance with the following schedule:

	Approximate
	Number of	Approximate
	Shares	Proceeds

Total Outstanding as of June 30, 2006:
Options granted within Stock Compensation Plan	2,573,857	$3,209,750
Options granted outside Stock Compensation Plan(1)	2,935,000	$4,963,750
Warrants issued	7,912,379	$11,844,480

	13,421,236	$20,017,980

(1)	Consists of options granted to sellers of Dasher Express, Inc. and Express-1, Inc. in conjunction with the purchase agreements for these two acquisitions.

Contingent Payments — We anticipate making significant payments in the future for contingent consideration installments under our various acquisitions agreements. While we believe that a significant portion of the required payments will be generated by our operations, we may have to secure additional sources of funds to make some portion of the contingent consideration payments as they become due. This presents our Company with certain business risks relative to the availability and pricing of future debt and capital instruments, as well as the potential dilution of our stockholders equity, if the fund raising involves the sale of equity.

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

Legal Proceedings — From time to time we are named as a defendant in legal proceedings. The potential exists that we could incur material expenses in the defense and resolution of legal matters. Furthermore, since we have not established material reserves in connection with such claims, any such liability, would be recorded as an expense in the period incurred or estimated. This amount, even if not material to our overall financial condition, could adversely affect our results of operations in the period recorded.

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

Interest Rate Risk

We have interest rate risk, in that borrowings under our credit facility are based on variable market interest rates. As of June 30, 2006, we had $2.8 million of variable rate debt outstanding under our credit facility. Presently, the revolving credit line bears interest at a rate of between prime minus 0.50% to prime plus 0.25%, depending on our performance, with a maturity date of November 15, 2007. A hypothetical 10% increase in our credit facility’s weighted average interest rate of 8.0% per annum for the twelve months ended December 31, 2006 would correspondingly decrease our earnings and operating cash flows by approximately $22,000 and $22,000, respectively.

Intangible Asset Risk

We have a substantial amount of intangible assets. We are required to perform goodwill impairment tests whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position. Although at June 30, 2006 we believed our intangible assets were recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

Equity Price Risk

We do not own any equity investments, other than in our subsidiaries. As a result, we do not currently have any direct equity price risk.

Commodity Price Risk

We do not enter into contracts for the purchase or sale of commodities. As a result, we do not currently have any direct commodity price risk.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures.  Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Express-1 Expedited Solutions, Inc., including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

Changes in internal controls.  There were no changes in our internal controls over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, the Company is involved in various civil actions as part of its normal course of business. The Company is not party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended June 30, 2006.

Item 1A.	Risk Factors

You should refer to Item 101 of our annual report (Form 10KSB) for the year ended December 31, 2005, under the caption “RISKS PARTICULAR TO THE COMPANY’S BUSINESS” for specific details on factors and events that are not within our control and could affect our financial results. Risks have been further defined in our quarterly report as filed on Form 10-Q for the first quarter of 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults upon Senior Securities.

The Company’s line of credit contains various covenants pertaining to the maintenance of certain financial ratios. As of June 30, 2006, the Company was in compliance with the ratios required under its revolving credit agreement. No events of default exist on the credit facility, as of the filing date.

Item 4.	Submission of Matters to a Vote of Security Holders.

The following four proposals were submitted to the shareholders at the annual meeting held May 31, 2006. All items were approved and ratified by vote at the meeting, with the exception of item 3, which did not receive enough votes at the meeting to be adopted by a majority of the shareholders.

(1) To elect a board of six directors;

(2) To ratify the appointment of Pender Newkirk & Company as independent auditors for the Company for the year ending December 31, 2006;

(3) To approve and ratify an amendment to our Certificate of Incorporation and Bylaws creating three classes of Director (Class I, Class II and Class III) with staggered three year terms of appointment:

(4) To approve and ratify an amendment to our Certificate of Incorporation changing our legal name from Segmentz, Inc. to Express-1 Expedited Solutions, Inc.

The votes to the above matters are as follows:

	For	Against	Abstentions

1. Election of Directors
Mike Welch — Inside Director	17,858,236	4,700	96,652
Mark Patterson — Inside Director	17,858,236	4,700	96,652
Jim Martell — Independent Director	17,858,236	4,700	96,652
Jennifer Dorris — Independent Director	17,858,236	4,700	96,652
Pete Whitehead — Independent Director	17,585,236	4,700	96,652
Jay Taylor — Independent Director	17,858,236	4,700	96,652
2. Appointment of Auditor	17,651,936	271,938	35,714
3. Amendment to Certificate of Incorporation and Bylaws — Creating Three Classes of Director with Staggered Three Year Terms of Appointment — Did not receives the required votes to pass	9,086,342	311,211	41,214
4. Amendment to Certificate of Incorporation — Changing Legal Name from Segmentz, Inc. to Express-1 Expedited Solutions, Inc.	17,897,411	25,628	36,549

No matters were submitted to the shareholders for voting during the three-month period ended March 31, 2006.

Item 5.	Other Information.

None

Item 6.	Exhibits

3	Certificate of amendment to certificate of incorporation, changing our legal name to Express-1 Expedited Solutions, Inc. from Segmentz, Inc. dated May 31, 2006 and filed as exhibit 3 to Form 8-K filed on June 6, 2006, and incorporated herein by reference.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Express-1 Expedited Solutions, Inc.

/s/  Mike Welch
Mike Welch
Chief Executive Officer

/s/  Mark Patterson
Mark Patterson
Chief Financial Officer

Date August 1, 2006

Exhibit Index

Exhibit No.	Description

3	Certificate of amendment to certificate of incorporation, changing the legal name to Express-1 Expedited Solutions, Inc. from Segmentz, Inc. dated May 31, 2006 and filed as exhibit 3 to Form 8-K filed on June 6, 2006, and incorporated herein by reference.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)