Form 10-Q
period 2006-09-30
EXPRESS-1 EXPEDITED SOLUTIONS INC
filed 2006-11-14
CIK 1166003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 2006
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

Not Applicable
(former name or former address, if changed from since last report)

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

The Registrant has 26,516,037 shares of its common stock issued and 26,336,037 shares outstanding as of November 06, 2006.

Express-1 Expedited Solutions, Inc.

Form 10-Q
Three Months and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

Part I — Financial Information

Express-1 Expedited Solutions, Inc.

Consolidated Balance Sheets
As of September 30, 2006 and December 31, 2005
(Unaudited)

	September 30,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$129,000	$386,000
Accounts receivable, net of allowances of $573,000 and $732,000, respectively	5,662,000	4,434,000
Prepaid expenses	229,000	326,000
Other current assets	76,000	77,000
Deferred tax asset, current	500,000	500,000

Total current assets	6,596,000	5,723,000
Property and equipment, net of accumulated depreciation	2,468,000	2,229,000
Goodwill	3,567,000	3,567,000
Identified intangible assets, net of accumulated amortization	4,305,000	4,629,000
Loans and advances	153,000	439,000
Deferred tax asset, long term	1,504,000	1,504,000
Other long term assets	419,000	363,000

	$19,012,000	$18,454,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$685,000	$924,000
Accrued salaries and wages	422,000	397,000
Accrued expenses, other	1,412,000	2,721,000
Current maturities of long term debt	177,000	242,000
Other current liabilities	191,000	97,000

Total current liabilities	2,887,000	4,381,000

Line of credit	2,265,000	1,764,000
Notes payable and capital leases, net of current maturities	94,000	824,000
Other long-term liabilities	91,000	199,000

Total long-term liabilities	2,450,000	2,787,000

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares no shares issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 26,466,037 and 26,465,034 shares issued and 26,286,037 and 26,285,034 shares outstanding, respectively	26,000	26,000
Additional paid-in capital	20,391,000	20,312,000
Accumulated deficit	(6,635,000)	(8,945,000)
Treasury stock, at cost, 180,000 shares held	(107,000)	(107,000)

Total stockholders’ equity	13,675,000	11,286,000

	$19,012,000	$18,454,000

The accompanying notes are an integral part of the financial statements.

Express-1 Expedited Solutions, Inc.

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30	September 30	September 30	September 30
	2006	2005	2006	2005

Revenues:
Operating revenue	$10,851,000	$9,512,000	$31,526,000	$30,150,000
Expenses:
Direct expenses	8,005,000	7,448,000	23,391,000	23,898,000

Gross profit	2,846,000	2,064,000	8,135,000	6,252,000
Sales, general and administrative expense	1,861,000	2,069,000	5,505,000	8,084,000
Restructuring, exit and consolidation expense		490,000		4,448,000

Total sales, general and administrative expense	1,861,000	2,559,000	5,505,000	12,532,000
Other expense	26,000		158,000
Interest Expense	54,000	56,000	162,000	133,000

Income (loss) before income tax provision	905,000	(551,000)	2,310,000	(6,413,000)
Income tax (benefit) provision	—	—	—	—

Net income (loss)	$905,000	$(551,000)	$2,310,000	$(6,413,000)

Basic income (loss) per common share	0.03	(0.02)	0.09	(0.24)

Basic weighted average common shares outstanding	26,285,241	26,385,577	26,285,104	26,605,712

Diluted income (loss) per common share	0.03	(0.02)	0.09	(0.24)

Diluted weighted average common shares outstanding	26,714,541	26,385,577	26,441,175	26,605,712

The accompanying notes are an integral part of the financial statements.

Express-1 Expedited Solutions, Inc.

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2006	2005

Operating activities
Net Income (loss) applicable to stockholders	$2,310,000	$(6,413,000)
Adjustments to Reconcile Net Income (loss) to Net Cash from Operating Activities
Provisions for allowance for doubtful accounts	(159,000)	138,000
Depreciation & amortization expense	749,000	1,175,000
Loss on retirement of note receivable	90,000	—
Stock compensation expense	79,000	—
Non-cash impairment of intangible assets	23,000	3,510,000
Unrealized gain on market value of trading stock	—	88,000
Loss on disposal of equipment	21,000	184,000
Non-cash expenses relate to the issuance of stock and warrants	—	81,000
Changes in Assets and Liabilities
Account receivables	(1,069,000)	1,863,000
Other current assets	1,000	(90,000)
Prepaid expenses and other current assets	97,000	752,000
Other receivables	46,000
Other long-term assets	(195,000)	(12,000)
Accounts payable	(239,000)	(1,241,000)
Accrued salaries and wages	25,000	(431,000)
Accrued expenses	401,000	550,000
Other liabilities	93,000	13,000

Cash provided by Operating Activities	2,273,000	167,000
Investing activities
Payment of acquisition earn-out	(1,710,000)	(1,524,000)
Payment for purchases of property and equipment	(682,000)	(230,000)
Proceeds from sale of assets	6,000	481,000
Proceeds from loans and advances	150,000	89,000

Cash Flows used by Investing Activities	(2,236,000)	(1,184,000)
Financing activities
Issuance of credit to buyers of Temple and Bullet	—	(400,000)
Credit line, net	(146,000)	1,338,000
Payments of debt	(148,000)	(344,000)
Purchase of treasury stock	—	(255,000)

Cash Flows (used) provided by Financing Activities	(294,000)	339,000

Net decrease in cash and cash equivalents	(257,000)	(678,000)
Cash and cash equivalents, beginning of period	386,000	854,000

Cash and cash equivalents, end of period	$129,000	$176,000

Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid during the year for interest	$158,000	$123,000
Cash paid during the year for income taxes	$—	$—
Debt used to finance purchase of building	$647,000	$680,000

The accompanying notes are an integral part of the financial statements.

Express-1 Expedited Solutions, Inc.

Consolidated Statement of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2006
(Unaudited)

					Additional	Retained
	Common Stock		Treasury Stock		Paid In	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance, December 31, 2005	26,465,034	$26,000	(180,000)	$(107,000)	$20,312,000	$(8,945,000)	$11,286,000
Shares Issued	1,003
Net income						2,310,000	2,310,000
Stock based compensation					79,000		79,000

Balance September 30, 2006	26,466,037	$26,000	(180,000)	$(107,000)	$20,391,000	$(6,635,000)	$13,675,000

The accompanying notes are an integral part of the financial statements.

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)
Three Months and Nine Months Ended September 30, 2006 and 2005
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

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position at September 30, 2006 and results of operations for the three and nine months ended September 30, 2006 and 2005.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2005 included in our Annual Report on Form 10KSB as filed with the SEC and available on the SEC’s website (www.sec.gov). Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

In conjunction with the preparation of these statements, the Company evaluated its historical performance, as well as its expected performance for the remainder of 2006 as a basis for determining whether the Company should be considered to have operational, liquidity and other concerns that might raise doubts about it’s continuance and ability to meet future financial obligations. Among the items considered in this analysis were the historical losses, the significance of restructuring charges, the completeness of the restructuring, the historical performance of the Company’s expedited, Express-1 and Evansville, operations and the availability and adequacy of the Company’s liquidity and capital resources. In the opinion of the Company’s management, based upon the above analysis, the Company should be considered as a going concern. Additional business risk factors have been outlined in the Company’s annual report filed on Form 10-KSB and in the Company’s quarterly 10-Q reports. These reports are available on both the Company’s (www.express-1.com) and SEC websites.

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

Options generally become fully vested three to four years from the date of grant and expire five years from the date of grant. During the quarter ended September 30, 2006, the Company did not grant any options to purchase shares of its common stock pursuant to its stock option plan as amended. At September 30, 2006, the Company had 2,874,000 shares available for future stock option grants under existing plans.

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

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” Under the modified prospective approach, SFAS 123(R) applies to new awards granted subsequent to the date of adoption, January 1, 2006. Compensation cost recognized during the three and nine months ended September 30, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard, and there is no cumulative effect.

As a result of adopting SFAS 123(R), our income from operations before taxes and net change in stockholders’ equity for the three month period ended September 30, 2006 were $20,000 and $20,000 lower, respectively, than if we had continued to account for stock based compensation under APB Opinion No. 25 for our stock option grants. Our income from operations before taxes and net change in stockholders’ equity for the nine month period ended September 30, 2006 were $79,000 and $79,000 lower, based upon this same adoption of FAS 123R. Our basic and diluted earnings per share for the three and nine-month periods ended September 30, 2006 did not change, as a result of the adoption of FAS 123R.

For the three and nine months ended September 30, 2005, the following table includes the disclosures required by Statement No. 123R, and illustrates the proforma impact on net earnings per share as if we had applied the fair value recognition provision of Statement No. 123R.

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005

Net loss as reported	$(551,000)	$(6,413,000)
Total stock-based employee compensation included in reported net income applicable to common stockholder, net of tax	—	—
Total stock-based employee compensation determined under fair value based method, net of tax effects	(18,000)	(122,000)

Pro forma net loss	(569,000)	(6,535,000)

Basic loss per share — as reported	(0.02)	(0.24)
Basic pro forma loss per share	(0.02)	(0.25)
Diluted loss per share — as reported	(0.02)	(0.24)
Diluted pro forma loss per share	(0.02)	(0.25)

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated on the date of grant using the Black-Scholes option pricing model and is amortized over the vesting period of the underlying options. We have used one grouping for the assumptions, as our option grants are primarily basic with similar characteristics. The expected term of options granted has been derived based upon the Company’s history of actual exercise behavior and represents the period of time that options granted are expected to be outstanding. Historical data was also used to estimate option exercises and employee terminations. Estimated volatility is based upon the Company’s historical market price at consistent points in a period equal to the expected life of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and the dividend yield is zero. The assumptions outlined in the table below were utilized for options granted in each reporting period. Periods in which options were not granted, have been left blank.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005

Risk-free interest rate	—	3.40%	4.35%	2.80%
Expected life	—	5.0 years	5.0 years	5.0 years
Expected volatility	—	50%	26%	35%
Expected dividend yield	—	none	none	none
Grant date fair value	—	$0.13	$0.19	$0.21

The following table summarizes the stock option activity for the nine months ended September 30, 2006:

			Weighted Average
		Weighted Average	Remaining
	Shares	Exercise Price	Contractual Life

Outstanding at beginning of period	13,126,950	$1.52
Warrants granted	—	—
Warrants expired/cancelled	—	—
Warrants exercised	—	—
Options granted	750,000	1.17
Options expired/cancelled	(455,714)	1.64
Options exercised	—	—

Outstanding at end of period	13,421,236	$1.49	2.74 Years
Outstanding exercisable at end of period	11,252,251	$1.52	1.98 Years

As of September 30, 2006, there was approximately $265,000 of unrecognized compensation cost related to non-vested share-based compensation that is anticipated to be recognized over a weighted average period of approximately 1.323 years. Estimated compensation expense related to existing share-based plans is $100,000 and $125,000 for the years ended December 31, 2006 and 2007, respectively.

At September 30, 2006, the aggregate intrinsic value of shares outstanding was $20,018,000 and the aggregate intrinsic value of options exercisable was $17,135,561. No options were exercised during the nine-month period ended September 30, 2006. The total fair value of options vested during the nine month period ended September 30, 2006 was approximately $40,000.

Use of Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews its estimates, including but not limited to; purchased transportation, recoverability of long-lived assets, recoverability of prepaid expenses, valuation of investments, allowance for doubtful accounts, deferred tax assets and expenses associated with the exercise of stock options, on a regular basis. The Company makes adjustments based on historical experiences and existing and expected future conditions. These evaluations are performed and adjustments are made as information is available. Management believes that these estimates are reasonable; however, actual results could differ from these estimates.

Income Taxes

Taxes on income are provided in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax basis of particular assets and liabilities and the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the enactment date. A valuation allowance is provided to offset the net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has in place a valuation allowance of approximately $1,200,000 on deferred tax assets, as of September 30, 2006. The Company has gross federal net operating loss carry forwards of approximately $7,700,000 as of September 30, 2006.

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

For purposes of calculating earnings per share, the basic weighted average number of shares was 26,285,241 and 26,385,577 for the three-month periods ended September 30, 2006 and 2005. The basic weighted average number of shares was 26,285,104 and 26,605,712 for the nine-month period ended September 30, 2006 and 2005. The diluted weighted average number of shares outstanding was 26,714,541 and 26,385,577 for the three-month period ended September 30, 2006 and 2005, respectively. The diluted weighted average number of shares outstanding was 26,441,175 and 26,605,712 for the nine-month period ended September 30, 2006 and 2005, respectively.

Common stock equivalents in the three and nine-month periods ended September 30, 2005 were anti-dilutive due to the net losses sustained by the Company during this period. As a consequence, the diluted weighted average common shares outstanding for the three and nine-month periods ended September 30, 2005 were the same as the basic weighted average common shares outstanding, for purposes of calculating earning per share.

2.	Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specified situations. Such servicing assets or liabilities would be initially measured at fair value, if practicable and subsequently measured at amortized value or fair value based upon an election of the reporting entity. SFAS 156 also specifies

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

certain financial statement presentations and disclosures in connection with servicing assets and liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. The Company does not expect that the adoption of SFAS 156 will have a material effect on its Consolidated Financial Statements.

In July 2006, the FASB issued Interpretation Number (No.) 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from FASB Statement No. 5, “Accounting for Contingencies”. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company anticipates adopting FIN 48 in the fiscal year starting January 1, 2007 and cannot reasonably estimate the impact of this interpretation at this time.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of SFAS No. 157 to materially impact its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements.” SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our 2006 annual financial statements. The Company is currently assessing the potential impact that the adoption of SAB No. 108 will have on its consolidated financial statements. The adoption of SAB No. 108 is not expected to materially impact the consolidated financial statements.

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

Contingent Commitment

The Company has entered into an agreement with a third party transportation equipment leasing company which results in a contingent liability. The Company accounted for this contingency based upon the guidelines contained within Financial Accounting Standards Board Interpretation Number 45, and in Statement of Financial Accounting Standards Number 5. Accordingly the Company has estimated the maximum amount of the contingent

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

liability to be less than $10,000 as of September 30, 2006. No contingent provision has been recorded within the financial statements as of September 30, 2006. The Company will reevaluate the contingency amount and anticipates recording a liability at year-end 2006, based upon an estimated increase in the number of units in the program giving rise to the contingent guarantee.

The contingent liability originated from the Company’s agreement to pay a portion of the interest carrying cost of equipment offered for lease to its independent contractors, should such equipment become unleased during the four-year term of a lease program. The Company has agreed to pay interest carrying charges for a period not to exceed 90 days at the rate of six percent. In addition to the equipment inventory carrying charges, the Company has agreed to absorb up to 50% of any loss on the sale of unleased equipment, should the parties determine it is in their interest to sell such equipment and terminate the leasing program. Offsetting the amount of the contingent liability the Company could pay, will be deposits and escrowed funds deposited by each individual independent contractor lessee with the unaffiliated third-party leasing company. The Company has not guaranteed the performance of the contractor lessee, nor does it have an interest in or liability for the lease arrangement between the leasing company and the independent contractor lessee. The Company provided its guarantee solely to encourage the leasing company to offer high quality equipment to contractor lessees at lower prices, lower interest rates and more favorable terms than those available in the open market for similarly situated independent contractors.

The Company negotiated in good faith with the leasing company to specify and order a group of trucks for lease to qualified applicants, with minimal initial investment on the part of the independent contractor. Credit risk and ownership of the equipment remains with the leasing company, as does the sole right to qualify and select individual lessees. The anticipated risk associated with the contingent guarantee coupled with the opportunity to help its independent contractors locate and operate more affordable higher quality equipment is in keeping with the Company’s business strategy of trying to ensure the success of it’s independent contractors.

In the event the Company’s estimates of the marketability of the leasing program, the turnover percentage of lessees or the general market for used equipment are later determined to be incorrect, then the maximum amount of the contingent liability could exceed the amount disclosed herein. Due to the lack of comparable programs within the industry, it’s not currently possible to estimate the maximum contingent liability, under all potential variations in program assumptions.

4.	Debt

Line of Credit

In November 2005, the Company entered into an agreement with a Michigan banking corporation (the “Bank”), under which the Bank extended an asset-based line of credit to the Company, through its wholly owned subsidiary, Express-1, Inc. with Express-1 Expedited Solutions, Inc. (Company) acting as guarantor. Under the terms of the agreement, Express-1 may draw down amounts under the facility not to exceed $6.0 million in the aggregate, at interest rates that are based upon the Bank’s prime lending rate. The amount that may be drawn at any time is limited to the lesser of $6.0 million or 80% of eligible accounts receivable, plus $912,000, for pledged real property. Company assets pledged as collateral for the borrowing base include substantially all assets of the Company. Principle among these assets are the trade accounts receivable and adjacent parcels of real property located at 429 and 441 Post Road in Buchanan, Michigan. As of September 30, 2006, availability under the line of credit was approximately $2.7 million, with an applicable rate of interest of approximately 8.0%. Rates of interest are indexed quarterly, based upon the Company’s performance and the Bank’s prime lending rate. The facility has a maturity date of September 30, 2008.

Bank Note

In April 2005, the Company entered into a mortgage with a Michigan Banking Corporation for approximately $680,000 related to the purchase of real property located at 429 Post Road in Buchanan, Michigan. The note had a

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

As a result of the restructuring plan, the Company incurred $490,000 and $4,448,000 of charges and accruals associated with restructuring for the three and nine-month periods ended September 30, 2005, respectively.

Future estimated net lease obligations through July 2009 are $20,000 for the sole remaining closed facility in Orlando, Florida. The company entered into a new sublease on this facility in the third quarter of 2006. This sublease covers substantially all of the original lease obligations while the original sublease only covered a portion of the original lease obligations. Due to this new sublease being put in place, the company recovered approximately $144,000 that was initially accrued as a restructuring expense during the third quarter of 2006.

6.	Notes Receivable

In conjunction with its restructuring plan, the Company sold assets in its Temple and Bullet operations in July and August of 2005, respectively. As a condition to these sales, the Company granted working capital financing and equipment financing to the respective buyers under the agreements.

In March 2006, the Company agreed to accept the sum of $150,000 in full settlement of the notes receivable from the purchasers of the Bullet operations. In connection therewith, the Company recorded a one-time loss on this settlement of $90,000. This amount is reflected in the financial statements under the caption “Other expenses.” In July 2006, the buyers of the Company’s former Temple operations began making scheduled note payments, as outlined in the note agreements. The interest rate is 6% per year. The note is payable over a five year term.

7.	Related Party Transaction

In June 2006, the Company issued to the former owners of Express-1, Inc. the amount of $256,250 to satisfy the balance of its contingent earn-out payments for calendar 2005. As reported in its Form 10KSB for the year ended December 31, 2005, the Company had previously committed to the issuance of 258,799 shares of its common stock for the satisfaction of its 2005 earn-out payments. The Company’s Board of Directors, at the recommendation of the Company’s management, determined that a cash payment was in the Company’s best interest and gained approval from the former owners of Express-1, Inc. for this payment. The Company’s President and CEO, Mike Welch, is among the former owners of Express-1, Inc. and received approximately 41% of this distribution. Members of Mr. Welch’s extended family, who were also former owners of Express-1, Inc., collectively received 32% of the distribution, exclusive of Mr. Welch’s proceeds.

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

Executive Summary

Express-1 Expedited Solutions, Inc. (formerly, Segmentz, Inc.) (“we”, “us”, “our” and the “Company”) operates as an expedited transportation company. We provide our services to over 1,000 customers, specializing in time sensitive transportation, fulfilled through a variety of exclusive use vehicles, providing reliable same day or high priority service between points within the United States and parts of Canada. Our services include expedited surface transportation, aircraft charters and dedicated expedited delivery. Our vehicle classifications include cargo vans, both 12 foot and 24 foot straight trucks and tractor-trailers. We offer an ISO 9001:2000 certified, twenty-four hour, seven day a week call center allowing our customers immediate communication and status updates on time sensitive shipments while in-transit. Our customers are provided with electronic alerts, shipment tracking, proof of delivery billing status and performance reports. We are dedicated to providing premium services that are customized to meet our client’s individual needs and flexible enough to cope with an ever-changing business environment.

We refer to our primary expedite transportation services, which represent approximately 88% of our consolidated revenue, as Express-1. Our dedicated expedite operations, which represent approximately 12% of our consolidated revenue, is referred to as Dedicated or Evansville dedicated.

Our customers are supported through two primary service locations. Our Express-1 operations are located in Buchanan, Michigan, while our dedicated operations are located in Evansville, Indiana. The Express-1 operations have historically been profitable, while the Evansville Dedicated operations became profitable during 2005, in conjunction with our restructuring efforts. These two expedite operations are complementary and provide us with a core base of focused transportation services, on which to build.

Using an asset-light model, Express-1 provides its services primarily through a fleet of independent contractors operating a variety of their own equipment, including vans, straight trucks and semis. To supplement capacity, a network of broker carriers is utilized to handle freight during peak times. This variable cost model has enabled Express-1 to maintain its profitability under varying economic conditions over the past 17 years. Express-1 operates throughout the United States and certain provinces of Canada, and has been recognized for its excellence in customer service as a Tier 1 supplier to major automotive manufacturers.

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

Our growth strategy centers on initiatives, which we feel will continue to enhance both our top and bottom lines. Through internal growth, referred to by us as organic growth, our management team anticipates we will be able to increase our fleet capacity, expedited market presence and geographic footprint. To complement organic growth, we plan to entertain selective acquisitions on occasion, in furtherance of our expedited market focus. The company continued to execute its strategy in the third quarter of 2006 by organically growing Express-1 revenues by 19% and Evansville revenues by 10% over the same 3 month period in the prior year. Additionally, our focused management team has been able to reduce “direct expenses” and “sales, general and administrative expenses” as a percentage of total revenue as compared to the previous year.

We believe our Company, Express-1 Expedited Solutions, Inc., is the only singularly focused expedited transportation company to be publicly owned within the United States at this time.

Restructuring

In the second half of 2004, shortly after the acquisition of Express-1, Inc., our Board of Directors and management team implemented a restructuring plan (the “Plan”) for our Company. The Plan called for the closing of all unprofitable companies, operations and locations. It also refocused our Company on the profitable expedited transportation business. Throughout the fall of 2004, we exited our airport-to-airport business and Dasher operations. Continuing this restructuring activity in 2005, we exited our Tampa brokerage in addition to our Temple and Bullet operations. We completed the relocation of our executive offices from Tampa, Florida to Buchanan, Michigan. In conjunction with this move, we appointed new executive leadership with extensive transportation industry experience.

Due to the restructuring efforts, we were able to eliminate the need for physical facilities in eighteen (18) locations, thereby greatly reducing our overhead burden. Headcount was reduced from a high of approximately 475 to approximately 125 employees at the conclusion of the restructuring period. The table below outlines the restructuring charges recorded during the three and nine months ended September 30, 2005. As previously stated, the Company completed its restructuring activities in the third quarter of 2005, and consequently no restructuring charges have been recorded thereafter.

Restructuring Charges

	Three Months	Nine Months
	Ended	Ended
Classification	September 30, 2005	September 30, 2005

Writeoff of goodwill and intangibles	—	$2,010,000
Writeoff and impairment of assets	$410,000	1,378,000
Other restructuring expenses	—	295,000
Writeoff of uncollectible accounts	—	310,000
Employee related expenses	80,000	455,000

Restructuring charges	$490,000	$4,448,000

For the three months ended September 30, 2006 compared to the three months ended September 30, 2005.

All results normally expressed in dollars have been rounded to the nearest one thousand dollars, with the exception of earnings per share data, which is expressed in whole dollars and cents. Comparisons of results for those line items that have been rounded are approximate, due to rounding.

Revenue — Consolidated revenue increased by $1,339,000, or 14%, to $10,851,000 for the quarter ended September 30, 2006, as compared to $9,512,000 for the quarter ended September 30, 2005. The change was primarily attributable to organic increases in revenue of approximately 19% and 10% within our core business operations Express-1 and Evansville respectively, during the third quarter of 2006 compared to the third quarter of 2005. Offsetting the increases in revenue within our core business was the period over period decline in revenue of $273,000 associated with the cessation of unprofitable businesses during 2005 in conjunction with our restructuring efforts. Fuel prices also played a part in the increase in consolidated revenue during the third quarter. Fuel surcharges were $970,000 or 9% of consolidated revenue during the current quarter compared to $749,000 or 8% of consolidated revenue for the same period in 2005. For purposes of this comparison, we have only considered fuel surcharges within our core business, Express-1 and Evansville, and excluded those associated with our brokerage business and closed operations.

Express-1 Operations — Revenue increased within our Express-1 operations by $1,502,000 or 19% in the third quarter of 2006 as compared to the same quarter in the prior year. The increase in Express-1 revenue was largely attributable to a 30% increase in the average size of our fleet of independent contractors during the third quarter of 2006 compared to the same period in 2005. Supporting this increase in fleet capacity was the continuance of strong demand as evidenced through utilization rates. Our primary measure of utilization is loaded miles per unit per week. In the current quarter, this measurement was approximately equal to the near record utilization achieved in the third quarter of 2005. Complementing the revenue generated from our fleet of independent contractors were loads hauled by third parties (brokerage business), which represented approximately 17% and 22% of revenue for the three-month periods ended September 30, 2006 and 2005, respectively.

Evansville Operations — In Evansville our dedicated operations experienced a revenue increase of approximately $109,000 or 10% during the third quarter of 2006 as compared to the third quarter of 2005. The increase is primarily due to a rate increase received in mid-year 2005 from our primary Evansville customer in addition to an increase in revenues generated from local freight moves. The Evansville operation has been successful during 2006 in developing additional cross dock services and local deliveries to compliment their dedicated operations.

Direct Expenses — Direct expenses, which consist primarily of payments for trucking services provided by both independent contractors and partner carriers, fuel, insurance, equipment costs and payroll expenses increased by $557,000 or 8%, to $8,005,000 for the three months ended September 30, 2006, compared to $7,448,000 for the three months ended September 30, 2005. As a percentage of revenue, direct expenses declined to 74% of consolidated revenue for the three months ended September 30, 2006, compared with 78% in the same period in the prior year. The dollar increase in direct expense resulted primarily from increases in the volume of purchased transportation and other direct expenses corresponding to the rate of revenue growth in our Express-1 operations. The elimination of expenses associated with closed operations helped further reduce direct expenses both overall and as a percentage of revenue during the third quarter of 2006 compared to the third quarter of 2005. During the third quarter of 2005, we incurred $378,000 of direct expense from operations eliminated during our restructuring efforts. Rising fuel prices also played a part in the overall increase in direct expense, during the third quarter of 2006 compared to the third quarter of 2005.

Express-1 Operations — Within Express-1, while revenue increased by 19%, direct expenses only increased by 15% for the period. This was due primarily to the fact that a greater percentage of our business was handled by our owner operator fleet and a lesser percentage was handled through our brokerage department than in the same period in the previous year. The direct expense associated with our owner operators cost per mile is less than our brokered freight cost per mile which accounts for this positive variance.

Evansville Operations — Within our Evansville operations, direct expenses as a percentage of associated revenue decreased during the current period to 78% of associated revenue as compared to 86% of associated revenue during the same period in the prior year. The decrease in this cost to revenue percentage is principally the result of additional revenue generated from local deliveries and cross dock services during 2006, in addition to a reduction in purchased transportation expense due to a reduced reliance upon third parties to provide transportation. A reduction in insurance during the third quarter of 2006, as compared to the third quarter of 2005 also contributed to this improvement.

Gross Margin — As a result of the above factors, gross margin improved by $782,000 or 38% during the third quarter of 2006 as compared to the same period in the prior year. Gross margin for the quarter ended September 30, 2006 was $2,846,000 as compared to $2,064,000 for the quarter ended September 30, 2005. As a percentage of revenue, gross margin improved to 26% of revenue for the third quarter of 2006 compared to 22% of revenue in the same quarter in 2005. Fuel prices negatively affected gross margin during the third quarter of 2006, as compared to the same quarter of 2005. Our Express-1 business effectively passes its fuel surcharge revenue to our fleet of independent drivers in the form of supplemental fuel surcharge payments. Within our Evansville operations, fuel surcharges help offset the cost of fuel for our company operated fleet. While reducing our margin expressed as a percentage of revenue, fuel surcharge revenue and fuel expense have not historically had a material impact on our income as we have been successful in matching fuel surcharge payments and fuel expenses to fuel surcharge revenue.

Sales, General and Administrative — Sales, general and administrative expense (SG&A) decreased by $698,000 or 27% to $1,861,000 for the quarter ended September 30, 2006 compared to $2,559,000 for the quarter ended September 30, 2005. Included within SG&A expenses was approximately $490,000 of identified restructuring costs in the third quarter of 2005. As a percentage of revenue, SG&A expenses, exclusive of restructuring charges, represented 17% of revenue in the quarter ended September 30, 2006 compared to 22% of revenues for the same quarter of 2005. The decrease in SG&A costs as a percentage of revenue for the current period resulted partially from SG&A costs eliminated from unprofitable trucking operations during the restructuring in 2005 that resulted in a reduction of $97,000 from the third quarter of 2005 as compared to the same period in 2006. Additionally, within SG&A costs is a smaller group of expenses we classify as corporate expense, which includes such items as the cost of our executive management, board of directors, public company expenses, legal expenses, and other professional fees. For the third quarter of 2006, corporate expenses were $323,000 compared to $485,000 for the same quarter of 2005. The reduction in corporate expenses is associated with the elimination of the Tampa administrative offices and a reduction in the costs associated with executives, legal and professional fees, outside services and other administrative expenses. We believe SG&A as a percentage of revenue, has normalized at a sustainable level, barring any unforeseen events and seasonal fluctuations. We further believe the rate of increase in future SG&A expenses will be lower than the rate of increase for revenue and direct operating expenses, creating operating leverage as we move forward.

Interest and Other Expense — Interest charges and other expenses increased $24,000 to $80,000 during the third quarter of 2006, as compared to $56,000 during the same quarter in 2005. The increase was primarily the result of a $23,000 impairment of an intangible asset that was recognized during the third quarter of 2006. Interest expense remained somewhat constant at $54,000 and $56,000 for the third quarters of 2006 and 2005, respectively.

Net Income Before Tax — Net income before tax was $905,000 for the quarter ended September 30, 2006 compared to a loss of $551,000 for the quarter ended September 30, 2005. The improvement is primarily associated with the disposition of our unprofitable business operations in conjunction with our restructuring efforts. Complementing the cessation of unprofitable businesses were increases in revenue within our Express-1 and Evansville operations. These same operations also experienced some decreases in direct and administrative costs as a percentage of revenue as we have continued to focus on increasing our operating leverage and controlling costs. During the three-month period ended September 30, 2006, our operating ratio improved to 91.3% of consolidated revenue. This compares very favorably with the same three-month period in the prior year when our operating ratio was 105.6% of consolidated revenue. We define operating ratio as the ratio of all operating expenses (direct and SG&A) compared to consolidated revenue. For purposes of calculating operating ratio, we exclude both fuel surcharge revenue and associated fuel surcharge payments from our calculations.

Tax Provision (Benefit) — There was no tax provision recorded for the quarter ended September 30, 2006, and no tax benefit recorded for the quarter ended September 30, 2005, due to the magnitude of historical losses and management’s uncertainty regarding the future recoverability of additional deferred tax assets. The company has therefore recorded a valuation allowance that effectively offsets current tax provisions. During the quarter, this allowance was reduced by approximately $334,000 to approximately $1,200,000. Due to our return to profitability, we anticipate eliminating the valuation allowance during the fourth quarter of 2006.

Net Income — Net income for the quarter ended September 30, 2006 was $905,000 as compared to a net loss of $551,000 for the quarter ended September 30, 2005. As previously mentioned, the change in net income resulted primarily from the successful completion of our restructuring efforts, increases in revenue within Express-1 and Evansville and reductions in direct and SG&A costs in relationship to associated revenue.

Earning per Share — Basic and diluted income per share for the quarter ended September 30, 2006 was $0.03, compared with basic and diluted loss per share of $0.02 for the three-month period ended September 30, 2005. The shares used in the calculation of diluted loss per share were equivalent to those used in the calculation of the basic loss per share in the quarter ended September 30, 2005, as common stock equivalents were anti-dilutive for the quarter then ended.

For the nine months ended September 30, 2006 compared to the nine months ended September, 2005.

All results normally expressed in dollars have been rounded to the nearest one thousand dollars, with the exception of earnings per share data which is expressed in whole dollars and cents. Comparisons of results for those line items that have been rounded are approximate, due to rounding.

Revenue — Consolidated revenue increased by $1,376,000, or 5%, to $31,526,000 for the nine months ended September 30, 2006, as compared to $30,150,000 for same period in 2005. The change in revenue was primarily attributable to 2006 calendar year-to-date organic revenue increases of 26% and 13% within our Express-1 and Evansville operations, respectively, compared to the same period in 2005. Offsetting the increase in revenue within our core business was the period over period decline in revenue associated with the closing of unprofitable trucking operations as part of our restructuring efforts. Revenue derived from closed operations totaled approximately $4,715,000 during the first nine months of 2005. Fuel prices also played a part in our change in revenue within the period. For the first nine months of 2006, fuel surcharge revenue for our company was approximately $2,561,000 or 8% of consolidated revenue. During the same nine-month period last year, fuel surcharge revenue was approximately $1,783,000 or 6% of consolidated revenue. For purposes of this comparison of fuel surcharges, we have only considered those charges within our primary operations, Express-1 and Evansville, and further excluded fuel surcharges associated with our brokerage business and closed operations.

Express-1 Operations — Revenue increased within our Express-1 operations by approximately $5,679,000 or 26% in the first nine months of 2006 as compared to the same period in the prior year. The increase in Express-1 revenue can be largely attributed to a 23% increase in the average size of our fleet of independent contractors during the first nine months of 2006 compared to the same period in 2005. Complementing this increase in fleet capacity has been an increase in overall demand for our Express-1 expedited service offerings. Utilization for Express-1, as measured in loaded miles per truck per week, increased during the first nine months of 2006, as compared to the same period of 2005. Within Express-1, loads hauled by third parties (brokerage business) represented approximately 21% and 22% of revenue for the nine-month periods ended September 30, 2006 and 2005, respectively.

Evansville Operations — In Evansville our dedicated operations, revenue increased by $411,000 or 13% during the first nine months of 2006 as compared to the same period of 2005. The increase is primarily due to a rate increase received in mid-year 2005 from our primary Evansville customer in addition to an increase in revenues generated from local freight moves. During 2006, our Evansville team has been successful in creating additional cross dock services and providing local movements that enhance our revenue and profitability.

Direct Expenses — Direct expenses, which consist primarily of payments for trucking services provided by both independent contractors and partner carriers, fuel, insurance, equipment costs and payroll expenses decreased by $507,000 or 2%, to $23,391,000 for the nine months ended September 30, 2006, compared to $23,898,000 for the nine months ended September 30, 2005. As a percentage of revenues, direct expenses decreased to 74% of consolidated revenue for the first nine months of 2006 compared with 79% of revenue for the same period in the prior year. The decrease in direct expenses resulted primarily from the calendar year 2005 cessation of our unprofitable business operations. In the nine months ended September 30, 2005, direct costs associated with businesses closed in our restructuring efforts was approximately $4,271,000 or 91% of associated revenue. Fuel prices played a part in the change in our consolidated direct expenses in the period.

Express-1 Operations — Direct costs within our Express-1 business increased by 23% for the nine-month period ended September 30, 2006 compared to the same period in 2005. This compares favorably to an increase of 26% in revenue during the current nine-month period compared to the same period in the prior year. The difference between the increase in revenue and the increase in associated direct costs reflects an improvement in operating leverage within the period. Contributing to the reduction in direct expenses for Express-1 were decreases in fuel and equipment costs and decreases in insurance and licensing costs associated with further reductions in our company owned fleet. In addition, a greater percentage of our business was handled by our owner operator fleet and a lesser percentage was handled through our brokerage department than in the same nine-month period in the previous year. The direct expense associated with our owner operators cost per mile is less than our brokered freight cost per mile which accounts for this positive variance. Express-1 recognized a slight increase in its cost of purchased transportation, due to rate adjustments put in place to increase the rates of compensation for our independent contractors and reward them for miles run and driver referrals.

Evansville Operations — Within our Evansville operations, direct expenses as a percentage of associated revenues decreased during the first nine months of 2006 to 80% of associated revenue compared to 93% of associated revenue during the same period of 2005. The reduction in the percentage of revenue represented by direct expenses for Evansville is partially due to the aforementioned increase in revenue for the same operations. Also contributing to the decrease in direct expenses as a percentage of revenue was a shift away from the use of third party carriers to provide transportation on some of the dedicated routes. Prior to the change in executive management completed in conjunction with the restructuring plan in 2005, Evansville covered the transportation needs of some of its dedicated runs through the use of brokers and other third party sources. By shifting these transportation services to company operated equipment through better recruiting and equipment availability, the transportation costs have been reduced. The rate increase received in mid-year 2005, also played a part in reducing direct expenses as a percentage of revenue. Within Evansville we also saw declines in expenses associated with insurance and equipment maintenance during the first nine months of 2006 compared to the first nine months of 2005.

Gross Margin — Gross margin improved by $1,833,000 or 30% during the first nine months of 2006 compared to the same period in the prior year. Gross margin for the nine months ended September 30, 2006 was $8,135,000 compared to $6,252,000 for the nine months ended September 30, 2005. As a percentage of revenue, gross margin improved to 26% of revenue for the first nine months of 2006 compared to 21% of revenue for the same period in 2005. The improvement in margin primarily resulted from improvements within our Express-1 and Evansville operations, due to the reductions in direct cost and revenue rate increases within Evansville as previously mentioned. We also experienced an overall margin improvement due to the elimination of our unprofitable and lower margin businesses through our restructuring efforts. Fuel prices negatively affected gross margin during the first nine months of 2006 compared to the same nine-month period in 2005. We effectively pass 100% of fuel surcharge revenue to our independent drivers at Express-1 in the form of supplemental fuel surcharge payments. Within Evansville, our fuel surcharges offset the increased cost of fuel for our fleet of company trucks. While reducing our margin expressed as a percentage of revenue, fuel surcharge revenue and fuel expense have not historically had a material impact on our income as we have been successful in matching fuel surcharge payments and fuel expenses to fuel surcharge revenue.

Sales, General and Administrative — Sales, general and administrative (SG&A) expense decreased by $7,027,000 or 56% to $5,505,000 for the nine months ended September 30, 2006 compared to $12,532,000 for the nine months ended September 30, 2005. Included within SG&A expense was approximately $4,448,000 of identified restructuring costs in the first nine months of 2005. As a percentage of revenue, SG&A expenses, exclusive of restructuring charges, represented 18% of revenue in the nine months ended September 30, 2006 compared to 27% of revenues for the same period of 2005. The decrease in SG&A costs as a percentage of revenue resulted primarily from our successful restructuring efforts. Included within the restructuring activities were the closing of approximately 18 locations, a reduction in headcount by approximately 350 employees, the elimination of corporate offices in Tampa Florida, and a streamlining of our expenses associated with ongoing activities. Included within SG&A costs is a smaller group of expenses we classify as corporate expenses, which includes such items as the cost of our executive management, board of directors, public company expenses, legal expenses, professional fees and interest costs for the combined company. For the first nine months of 2006, corporate expenses were approximately $925,000 compared to $1,779,000 for the first nine months of 2005. The reduction in corporate charges is associated with the elimination of the Tampa administrative offices and reduction in the costs associated with executives, legal and professional fees, outside services and other administrative expenses. We believe SG&A, to include corporate charges, as a percentage of revenue, has normalized at a sustainable level, barring any unforeseen events and seasonal fluctuations. We further believe the rate of increase in future SG&A expenses will be lower than the rate of increase for revenue and direct operating expenses, based upon our operational model.

Interest and Other Expense — Interest charges and other expenses increased $187,000 to $320,000 during the first nine months of 2006, as compared to $133,000 during the same period in 2005. The increase was primarily the result of a $90,000 write-off in loans receivable associated with our former Bullet operation in addition to a $23,000 intangible asset impairment. Interest expense has also increased by approximately $29,000 for the nine months ended September 30, 2006 compared to the same period in the prior year. This represents a 21% increase and is primarily due to prime rate increases during 2006.

Net Income Before Tax — Net income before tax was $2,310,000 for the nine months ended September 30, 2006 compared to a loss from of $6,413,000 for the nine months ended September 30, 2005. The improvement is primarily associated with the disposition of our unprofitable business operations in conjunction with our restructuring efforts. Complementing the cessation of unprofitable businesses were increases in revenue within our Express-1 and Evansville operations. These same operations also experienced some decreases in direct and administrative costs as a percentage of revenue as we have continued to focus on increasing our operating leverage and controlling costs. During the nine-month period ended September 30, 2006, our operating ratio improved to 91.3% of consolidated revenue. This compares very favorably with the same nine-month period in the prior year when our operating ratio was 122.1% of consolidated revenue. We define operating ratio as the ratio of all operating expenses (direct and SG&A) compared to consolidated revenue. For purposes of calculating operating ratio, we exclude both fuel surcharge revenue and associated fuel surcharge payments from our calculations.

Tax Provision (Benefit) — There was no tax provision recorded for the quarter ended September 30, 2006, and no tax benefit recorded for the quarter ended September 30, 2005, due to the magnitude of historical losses and management’s uncertainty regarding the future recoverability of additional deferred tax assets. The company has therefore recorded a valuation allowance that effectively offsets current tax provisions. During the nine-month period, this allowance was reduced by approximately $873,000 to approximately $1,200,000. We anticipate eliminating the valuation allowance during the fourth quarter of 2006.

Net Income — Net income for the nine months ended September 30, 2006 was $2,310,000 as compared to a net loss of $6,413,000 for the nine months ended September 30, 2005. As previously mentioned, the change in net income resulted primarily from the successful completion of our restructuring efforts, increases in revenue within Express-1 and Evansville and reductions in direct and SG&A costs in relationship to associated revenue.

Earnings per Share — Basic and diluted income per share for the nine months ended September 30, 2006 was $0.09, compared with basic and diluted loss per share of $0.24 for the nine-month period ended September 30, 2005.

The shares used in the calculation of diluted loss per share were equivalent to those used in the calculation of the basic loss per share in the nine months ended September 30, 2005, as common stock equivalents were anti-dilutive for the period then ended.

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

Use of Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews its estimates, including but not limited to: purchased transportation, recoverability of long-lived assets, recoverability of prepaid expenses, valuation of investments, allowance for doubtful accounts, deferred taxes and amounts of stock compensation expense associated with certain stock options, on a regular basis and makes adjustments based on historical experiences and existing and expected future conditions. These evaluations are performed and adjustments are made as information is available. Management believes that these estimates are reasonable and have been discussed with the audit committee; however, actual results could differ from these estimates.

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

Concentration of credit risk with respect to trade receivables is somewhat limited due to our large number of customers and wide range of industries and locations served. No customer comprised more than ten percent of the September 30, 2006 and 2005 customer accounts receivable balance.

We receive a significant portion of our revenue from customers who operate within the U.S. domestic automotive industry. Consequently, our accounts receivable are comprised of a large aggregate concentration of accounts from within this industry. Recently, the U.S. automotive industry has been in decline according to reports in various media sources. In the event of market erosion by any of the “Big Three” domestic automotive manufacturers, the effect on our Company could be materially adverse. Further, the weakening of domestic automotive manufacturers can have an adverse effect on a significant portion of our customer base which is comprised, in large part, by manufacturers and suppliers for the automotive industry.

We extend credit to various customers based on an evaluation of the customer’s financial condition and their ability to pay in accordance with our payment terms. We provide for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customers payment history and the customer’s current ability to pay its obligation. Based on managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $573,000 and $732,000 is considered necessary as of September 30, 2006 and December 31, 2005, respectively. Although we believe our account receivables are recorded at their net realizable value, a decline in our historical collection rate could have a materially adverse affect on our operations and net income. We do not accrue interest on past due receivables.

Contingent Liabilities

The Company is party to legal actions, which are not material to operations pursuant to Item 103 of Regulation S-K.

The Company has entered into an agreement to provide limited contingent guarantees to an unaffiliated third-party leasing company which provides equipment leases to independent contractors providing services under contract for the Company. As more fully explained in footnote number 3, contained in this quarterly report on Form 10Q, the Company does not anticipate this contingent guarantee to have a significant impact upon the financial statements of the Company.

EBITDA

EBITDA for the three months ended September 30, 2006 was positive $1,195,000 compared to $331,000 in the comparable period of the prior year. We define EBITDA as earnings before interest, taxes, depreciation and amortization. In addition, we exclude from our EBITDA calculation the cumulative effect of a change in accounting principle, discontinued operations, and the impact of restructuring and certain other charges, and include in the EBITDA calculation selected financial data related to various Company acquisitions. A reconciliation of EBITDA to the most directly comparable GAAP financial measure is set forth herein.

SELECTED FINANCIAL DATA

For the three months ended September 30, 2006

						Express-1
				Core		Expedited
	Express-1	Evansville	Corporate	Business	Other	Solutions, Inc.

Operating revenues	$9,589,000	$1,261,000	$—	$10,850,000	$1,000	$10,851,000
Operating expenses	6,987,000	984,000	—	7,971,000	34,000	8,005,000
Sales, general and administrative expenses(1)	1,556,000	148,000	377,000	2,081,000	(140,000)	1,941,000
Restructuring expenses	—	—	—	—	—	—

Net income (loss)	$1,046,000	$129,000	$(377,000)	$798,000	$107,000	$905,000

Restructuring expenses	$—	$—	$—	$—	$—	$—
Depreciation and amortization	188,000	48,000	—	236,000	—	236,000
Interest expense, net	—	—	54,000	54,000	—	54,000
Taxes	—	—	—	—	—	—

EBITDA	$1,234,000	$177,000	$(323,000)	$1,088,000	$107,000	$1,195,000

(1)	For the purpose of this table, approximately $80,000 of “Interest and other income and expense” has been classified within the line item “Selling, general and administrative expenses.”

For the three months ended September 30, 2005

						Express-1
				Core		Expedited
	Express-1	Evansville	Corporate	Business	Other	Solutions, Inc.

Operating revenues	$8,087,000	$1,152,000		$9,239,000	$273,000	$9,512,000
Operating expenses	6,081,000	989,000		7,070,000	378,000	7,448,000
Sales, general and administrative expenses(1)	1,365,000	122,000	541,000	2,028,000	97,000	2,125,000
Restructuring expenses	—	—	490,000	490,000	—	490,000

Net income (loss)	$641,000	$41,000	$(1,031,000)	$(349,000)	$(202,000)	$(551,000)

Restructuring expenses	$—	$—	$490,000	$490,000	$—	$490,000
Depreciation and amortization	193,000	97,000	49,000	339,000	(3,000)	336,000
Interest expense, net	—	—	56,000	56,000	—	56,000
Taxes	—	—	—	—	—	—

EBITDA	$834,000	$138,000	$(436,000)	$536,000	$(205,000)	$331,000

(1)	For the purpose of this table, approximately $56,000 of “Interest and other income and expense” has been classified within the line item “Selling, general and administrative expenses.”

For the nine months ended September 30, 2006

						Express-1
				Core		Expedited
	Express-1	Evansville	Corporate	Business	Other	Solutions, Inc.

Operating revenues	$27,833,000	$3,692,000	$—	$31,525,000	$1,000	$31,526,000
Operating expenses	20,345,000	2,964,000	—	23,309,000	82,000	23,391,000
Sales, general and administrative expenses(1)	4,425,000	471,000	1,087,000	5,983,000	(158,000)	5,825,000
Restructuring expenses	—	—	—	—	—	—

Net income (loss)	$3,063,000	$257,000	$(1,087,000)	$2,233,000	$77,000	$2,310,000

Restructuring expenses		$—	$—	$—	$—	$—
Depreciation and amortization	607,000	142,000	—	749,000	—	749,000
Interest expense, net	—	—	162,000	162,000	—	162,000
Taxes	—	—	—	—	—	—

EBITDA	$3,670,000	$399,000	$(925,000)	$3,144,000	$77,000	$3,221,000

(1)	For the purpose of this table, approximately $320,000 of “Interest and other income and expense” has been classified within the line item “Selling, general and administrative expenses.”

For the nine months ended September 30, 2005

						Express-1
				Core		Expedited
	Express-1	Evansville	Corporate	Business	Other	Solutions, Inc.

Operating revenues	$22,154,000	$3,281,000	$—	$25,435,000	$4,715,000	$30,150,000
Operating expenses	16,582,000	3,045,000	—	19,627,000	4,271,000	23,898,000
Sales, general and administrative expenses(1)	4,549,000	475,000	1,912,000	6,936,000	1,281,000	8,217,000
Restructuring expenses	—	—	4,448,000	4,448,000	—	4,448,000

Net income (loss)	$1,023,000	$(239,000)	$(6,360,000)	$(5,576,000)	$(837,000)	$(6,413,000)

Restructuring expenses		$—	$4,448,000	$4,448,000	$—	$4,448,000
Depreciation and amortization	578,000	311,000	200,000	1,089,000	87,000	1,176,000
Interest expense, net	—	—	133,000	133,000	—	133,000
Taxes	—	—	—	—	—	—

EBITDA	$1,601,000	$72,000	$(1,579,000)	$94,000	$(750,000)	$(656,000)

(1)	For the purpose of this table, approximately $133,000 of “Interest and other income and expense” has been classified within the line item “Selling, general and administrative expenses.”

The above presented selected financial data represents “reporting units” within the Company and are primarily allocated based on acquisitions, which is the basis for their respective earn-out provisions. The subtotal entitled “Core Business” represents the operations remaining after the completion of the restructuring plan, and is intended only to give the reader the ability to view what are now our ongoing operations, exclusive of the closed business. The column entitled “Other” primarily represents services or location revenue and expenses that have been eliminated based on the restructuring plan completed in the third quarter of 2005. Remaining income and expense items within the column “Other” include recovery on previously written off accounts receivable, real estate leases, equipment termination costs, impairment charges associated with equipment and property no-longer in use and their related recoveries. None of our reporting units met the quantitative criteria in 2006 or 2005 required for segment reporting. The criteria used to determine whether the company should begin segment reporting will be reevaluated in the fourth quarter of 2006, in conjunction with the annual reporting process.

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

Express-1 Expedited Solutions, Inc. EBITDA Reconciliation

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005

Net income (loss) as reported	$905,000	$(551,000)	$2,310,000	$(6,413,000)
Income tax (benefit) provision	0	0	0	0
Interest expense	54,000	56,000	162,000	133,000
Depreciation and amortization	236,000	336,000	749,000	1,176,000
Restructuring, exit and consolidation expenses	0	490,000	0	4,448,000

EBITDA	$1,195,000	$331,000	$3,221,000	$(656,000)

Liquidity and Capital Resources

Cash Flow

As of September 30, 2006 we have approximately $3,709,000 of working capital with associated cash and cash equivalents of approximately $129,000, compared with working capital of approximately $1,342,000 and cash of approximately $386,000 at December 31, 2005.

During the nine-month period ended September 30, 2006 cash has decreased by approximately $257,000. During the same period we generated cash from operations of approximately $2,273,000 and completed payments related to previous acquisitions of approximately $1,710,000. Other sources and uses of cash include: (i) a use for purchases of equipment of approximately $682,000, net of proceeds from sales of equipment of $6,000; and (ii) a source via the receipt of repayment on the Bullet loans of $150,000.

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

Credit Facility — To ensure that our Company has adequate near-term liquidity, we have in place a $6.0 million line of credit facility with a Michigan banking corporation (the “Bank”). The line of credit calls for our operating subsidiary, Express-1 to be the borrower and Express-1 Expedited Solutions, Inc. (Solutions) to act as guarantor. Under the loan documents, we may draw down on the line of credit the lesser of $6,000,000 or 80% of the eligible accounts receivable of Express-1, plus $912,000. The additional $912,000 is available based upon the granting of a security interest in our Buchanan, Michigan facilities. All obligations of under the agreements are secured by the accounts receivable and other assets of Express-1. All advances under the agreement are subject to interest at the rate of the Bank’s prime plus an applicable margin that ranges from negative 0.50% to positive 0.25% based upon Solution’s performance in the preceding quarter. Interest is payable monthly. The maturity date of the loan is September 30, 2008. The credit facility contains various covenants pertaining to the maintenance of certain financial ratios. As of September 30, 2006, the Company was in compliance with all terms and conditions under the loan agreements, and had available borrowing capacity of approximately $2.7 million with an effective interest rate of 8.0%(prime minus one-quarter percent).

The Bank facility also permits the issuance of letters of credit as security for the Company’s obligations and contingent obligations. As of September 30, 2006, we had outstanding letters of credit totaling $402,000, issued primarily for deductibles for various insurance policies. The total of these letters of credit has reduced the above described borrowing capacity by an equal amount.

Warrants and Options — We may receive proceeds in the future from the exercise of warrants and options outstanding as of September 30, 2006 in accordance with the following schedule:

	Approximate
	Number of	Approximate
	Shares	Proceeds

Total Outstanding as of September 30, 2006:
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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

Interest Rate Risk

We have interest rate risk, in that borrowings under our credit facility are based on variable market interest rates. As of September 30, 2006, we had $2.3 million of variable rate debt outstanding under our credit facility. Presently, the revolving credit line bears interest at a rate of between prime minus 0.50% to prime plus 0.25%, depending on our performance, with a maturity date of September 30, 2008. A hypothetical 10% increase in our credit facility’s weighted average interest rate of 8.0% per annum for the twelve months ended December 31, 2006 would correspondingly decrease our earnings and operating cash flows by approximately $22,000.

Intangible Asset Risk

We have a substantial amount of intangible assets. We are required to perform goodwill impairment tests whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position. Although at September 30, 2006 we believed our intangible assets were recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

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

From time to time, the Company is involved in various civil actions as part of its normal course of business. The Company is not party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended September 30, 2006.

Item 1A.	Risk Factors.

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

The Company’s line of credit contains various covenants pertaining to the maintenance of certain financial ratios. As of September 30, 2006, the Company was in compliance with the ratios required under its revolving credit agreement. No events of default exist on the credit facility, as of the filing date.

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)
32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Express-1 Expedited Solutions, Inc.

/s/  Mike Welch
Mike Welch
Chief Executive Officer

/s/  Mark Patterson
Mark Patterson
Chief Financial Officer

Date November 10, 2006

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