Form 10-K
period 2006-12-31
EXPRESS-1 EXPEDITED SOLUTIONS INC
filed 2007-03-29
CIK 1166003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-49606

EXPRESS-1 EXPEDITED SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	03-0450326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

429 Post Road
Buchanan, Michigan 49107
(Exact name of registrant as specified in its charter)

Registrant’s telephone number, including area code:
(269) 695-2700

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class:	Name of Each Exchange on Which Registered:

Common Stock, par value $.001 per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $33.55 million as of June 30, 2006 based upon the closing price of $1.23 per share on the American Stock Exchange on that date.

As of March 8, 2007, there were 25,555,351 shares of the Registrant’s $0.001 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement, which will be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2007 Annual Meeting of Stockholders, to be held on June 16, 2007 (the “Proxy Statement”), are incorporated by reference into Part III of this Report. Except with respect to information specifically incorporated by reference in this Report, the Proxy Statement is not deemed to be filed as part hereof.

EXPRESS-1 EXPEDITED SOLUTIONS, INC.

FORM 10-K — FOR THE YEAR ENDED DECEMBER 31, 2006

This annual report on Form 10-K is for the year ended December 31, 2006. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this annual report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this annual report. In this annual report, “Company,” “we,” “us” and “our” refer to Express-1 Expedited Solutions, Inc. and its subsidiaries.

PART I

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company has based these forward-looking statements on the Company’s current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us and the Company’s subsidiaries that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In many cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and other similar words. However, the absence of these words does not mean that the statements are not forward-looking. Factors that might cause or contribute to a material difference include, but are not limited to, those discussed elsewhere in this Annual Report, including the section entitled “Risk Factors” and the risks discussed in the Company’s other Securities and Exchange Commission filings. The following discussion should be read in conjunction with the Company’s audited Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

ITEM 1.	BUSINESS

General

Express-1 Expedited Solutions, Inc. (the “Company,” “we,” “our” and “us”), a Delaware corporation, is one of the largest expedited transportation companies in the United States and is the only publicly held transportation company singularly focused upon expedited transportation. Our services are provided to a diverse client base within the United States and portions of Canada. Predominantly focused on the surface-based needs of shippers for reliable same day, time critical or special needs transportation, we also provide aircraft charter services through third-party providers, in support of our customers’ critical shipments. During 2006, we handled thousands of expedited shipments for our customer base. Our services are conducted within two unique expedited operations, which we internally refer to as Express-1 and Evansville, comprising approximately 90% and 10% of our respective consolidated business volume, as measured by revenues. Our operations are headquartered in the town of Buchanan located in Southwest Michigan and we have additional sites in Evansville, Indiana and Toledo, Ohio. In conjunction with our annual shareholders’ meeting in May 2006, we changed our corporate name from Segmentz, Inc. to Express-1 Expedited Solutions, Inc.

Historical Development

Our Company changed its name to Segmentz, Inc. (“Segmentz”) in 2001 and remained a Delaware corporation. Segmentz planned and executed a series of acquisitions within different segments of the transportation industry. The goal of Segmentz was to create a multifaceted transportation organization offering transportation services that included freight brokerage, expedited shipments, deferred air freight, local cartage, pick-up and delivery, aircraft charters, dedicated delivery, shipment consolidation, warehouse management, fulfillment services and various other forms of transportation. The Company raised capital through a series of private placements and used this capital to acquire five transportation companies operating in different segments of the transportation industry, as well as to support the formation of various transportation operations such as the Tampa based brokerage service and the Evansville based operations. The acquisitions included: Temple Trucking Services, Inc. (Temple) in October 2004, Express-1, Inc. (Express-1) in August 2004, Dasher Express, Inc. (Dasher) in December 2003, Bullet Freight Systems, Inc. (Bullet), together with its affiliates, in October 2003 and certain assets of Murphy Surf Air Trucking, Inc. in October 2003. In addition, the Company purchased certain assets of Frontline Freight in January 2004 and subsequently disposed of these assets within 2004. Our physical presence grew to include locations in twenty (20) cities operating across many transportation service sectors. Based upon our history of operating losses and the inability to achieve profitability, our Board of Directors and management team developed a restructuring plan (the “Plan”).

Restructuring

Implemented in 2004, the Plan called for the closing of our unprofitable companies, operations and locations. It also refocused our Company on our profitable expedited services businesses. Throughout the fall of 2004, we exited our airport-to-airport and Dasher businesses. Continuing this restructuring activity in 2005, we exited our Tampa brokerage and our Temple and Bullet operations. During the restructuring period, our board appointed new executive leadership by naming our newly-appointed President, the founder of Express-1, as Chief Executive Officer and hiring a new Chief Financial Officer. With these changes, our corporate executive offices were relocated from Tampa, Florida to Buchanan, Michigan.

The Plan called for the elimination of the need for physical facilities in eighteen (18) locations, thereby greatly reducing our overhead burden. Headcount was reduced from a high of 475 in August 2004 to 274 at December 31, 2004 and was further reduced to 127 employees in December 2005. The table below outlines the timeline and activities involved in the Plan along with the restructuring charges associated with each activity. The table has been divided into two categories representing charges prior to 2005 and charges incurred in 2005.

Classification	Pre- 2005	2005	Amount

Writeoff of goodwill and intangibles	$—	$2,010,000	$2,010,000
Writeoff and impairment of assets	550,000	1,378,000	1,928,000
Employee costs and severance	630,000	455,000	1,085,000
Other restructuring expenses	651,000	295,000	946,000
Impairment of leases	737,000	—	737,000
Writeoff of uncollectible accounts	—	310,000	310,000

Subtotal restructuring charges	$2,568,000	$4,448,000	$7,016,000

During the third quarter of 2005, we completed substantially all of our planned restructuring activities. Remaining after the completion of the Plan were our Express-1 expedited operations and our Evansville operations, which we consider our core reportable business segments. Our name was changed to Express-1 Expedited Solutions Inc. further supporting our break from the past and focus on expedited transportation services.

Expedited Transportation Market

The trucking industry in the United States is estimated to exceed $600 billion in annual revenue and is expected to grow at a rate parallel to the U.S. economy, according to the American Trucking Association (ATA). The trucking industry is comprised of both private fleets and for-hire carriers. The for-hire market represents approximately 40% of trucking industry volume, according to the ATA. Within this for-hire market is a much smaller subset of freight movements that are time definite and/or time sensitive, which makes up the expedited transportation market. The expedited market is further characterized by shipments that are typically completed in the same-day or are high-priority. Expedited freight volume in the U.S. has been defined by various sources to have annual revenues ranging from a few billion dollars to several times this amount and to be growing by annual percentage rates up to the low teens each year. This growth rate is typically greater than that of the U.S. economy.

The expedited transportation market developed primarily as a result of the shift towards more tightly managed supply chains, and serves companies of all sizes, which depend on the delivery of just-in-time inventory to help them control costs and compete more efficiently. As companies manage their inventories, services and production lines in an increasingly leaner fashion, the need for specialized transportation services has increased. The expedited transportation industry has supported this transformation by helping companies reduce overhead and by streamlining the materials management process.

Expedited transportation providers also service industries that require tightly-staged delivery schedules, such as the financial printing and pharmaceutical industries. In addition, due to the continual shortage of drivers within the transportation industry and the varying levels of capacity, more industries have begun to use expedite transportation services to avoid the interruptions occasionally caused by other forms of transportation such as full-truckload and less-than-truckload services. Expedited transportation services can be likened to emergency services for freight shipments. For purposes of this report, we use the terms expedited and expedite synonymously.

Our Business Segments

We have two principle business segments — Express-1, Inc. and Evansville, as described below. In accordance with Statement of Financial Accounting Standards Number 131, Disclosures about Segments of an Enterprise and Related Information, we summarized segment financial information under Note 19 accompanying the financial statements in Item 8 of this report. Accounting policies for the reportable operation segments are the same as those described in the summary of significant accounting policies in Note 1 to the financial statements in Item 8 of this report.

Express-1

Offering expedited transportation services to over 1,500 customers from our Buchanan, Michigan facility, Express-1 has become one of the largest ground expedite companies in North America, handling approximately 48,000 shipments during 2006. Express-1 offers a variety of exclusive-use vehicles, providing reliable, same-day or high-priority service between shipping points within the United States and parts of Canada. Services include expedited surface transportation and aircraft charters. Express-1 can be described as an asset-light provider, meaning the transportation equipment used in its operations is predominantly provided by third parties, with less than two percent of the vehicles being owned by the company. Vehicles are owned and driven almost exclusively by independent contract drivers and by drivers employed directly by independent owners of multiple pieces of equipment, commonly referred to as fleet owners. Express-1 makes a profit or margin on the difference between the amount charged to customers and the amount it pays the third-party carriers, less applicable insurances, fees and vehicle taxes. Vehicle class sizes include cargo vans, both 12 foot and 24 foot straight trucks and tractor-trailers. Customers offer loads to Express-1 via telephone, fax, e-mail or Internet on a daily basis, with only a small percentage of loads being scheduled in advance for longer term delivery schedules. Contracts, as is common within the transportation industry, typically relate to terms and rates, but not committed business volumes. Express-1 offers an ISO 9001:2000 certified, twenty-four hour, seven day a week call center allowing the customer immediate communication and status of time sensitive shipments in transit. Customers are also provided with electronic alerts, shipment tracking, proof of delivery notification, billing status and performance reports. We are dedicated to providing premium services that are customized to meet our clients’ individual needs and flexible enough to cope with an ever-changing business environment. As of December 31, 2006, we employed 84 full-time workers in our Express-1 operations, including those in our corporate management team.

Evansville

Our Evansville operation provides dedicated delivery services to approximately 200 automotive dealerships within a 250 mile radius of our Evansville, Indiana facility. Daily, our team receives, sorts, and stages approximately 1,000 pieces of automotive freight from multiple distribution facilities in the Midwest. The facility dispatches over 20 dedicated routes and manages to a stringent on-time delivery schedule. During 2006, our Evansville operations managed approximately 187 routes per day for our primary contract customer. Evansville has been recognized by Ford as the Top Performing Carrier, as chosen by their Customer Service Division, for the fourth quarter of 2005 and again for the fourth quarter of 2006. Our staff strives to consistently provide an exemplary level of service, and have been recognized as the top performing provider in two of the five quarters since Ford began offering this award. Our operations consistently rank at the top of all service categories. Evansville utilizes a fleet of company leased and company owned vehicles to provide its services. The initial four-year contract for the Evansville operation runs through April 2007 and we anticipate completing a renewal in the first half of 2007. In the event of non-renewal, our Company may incur some significant one-time shut down costs associated with this operation. Our Board of Directors and management team has determined that it will not be strategic to continue to support the Evansville operations without renewal of the contract on more favorable terms. As of December 31, 2006, we employed 45 full-time non-union workers in our Evansville operations, including management, office support, dock, and driving personnel.

GROWTH STRATEGY

Our current growth strategy is focused on initiatives, which we feel will enhance both our top and bottom lines. Through organic means, our board and management team believe we will be able to increase our fleet capacity, expedited market presence and geographic footprint. We believe that continued rates of revenue growth, as high as those historically achieved, are possible for our Express-1 operations over the coming years. Our confidence in this strategy is based, in part, upon our successful record of double-digit organic growth within Express-1. Our Evansville operations present more limited growth opportunities, consisting primarily of increases from within the local expedite and transportation services market. Less likely, the Evansville operation could be expanded to additional cities to service the same primary customer under different contractual terms. It is our belief that the management team in place in Evansville could be readily expanded to oversee multiple locations with the same operational footprint.

Complementing this internal growth, we plan on occasion to entertain selective acquisitions and start-ups. Prior to serious consideration and investment of capital and resources, these activities must be determined strategic by providing a broader geographic footprint; entry within a different niche of the high-priority, time-sensitive expedite market; or, offer lower-risk expansion of our fleet and customer base. New ventures will be consistent with the strategies noted below.

Increase Fleet Capacity — We rely on independent contractors and fleet owners to provide most of the operational equipment, which we refer to as our capacity. Most of our drivers are independent business persons who operate one or more of their own units on a contract basis with our Company. These drivers typically sign on with us for periods longer than thirty days and provide services under our operating authority and public liability insurance. In addition, we supplement our independent contractor fleet by obtaining capacity from partner carriers. Usually, partners consist of trucking companies that operate under their own operating authority and public liability insurance that contract with our Company for one or more loads. Although our operating margin is typically less with our partner carriers, this network of carriers enables us to handle peak demands and geographically-diverse shipments throughout the year.

The use of independent contractors and other third parties allows us to maintain a lower level of capital investment, which historically has allowed Express-1 to grow with less capital investment than carriers which use company-owned equipment. We define this less capital-intensive operating model as “asset-light.” In 2006, we continued our strong record of growing our fleet of independent contractors and partner carriers and continue to believe that we will be able to further increase our fleet to meet the demands of our customer base in future periods. Our Evansville operations are not asset-light and utilize a fleet of approximately 25 company-owned or leased vehicles and company-employed drivers to provide services.

Expedited Market Presence — Express-1 has an outstanding reputation for high-quality service within the industry, as evidenced by the numerous service awards we have received over the years. We continue to promote our name to new and existing industries by appearances at trade shows as well as promotions utilizing various other mediums, including an expanding external sales force based primarily in the Midwest and Southeastern United States.

Awareness of our company and its services within the expedited market is further enhanced by our internal sales team who are focused on resolving issues for our customers. When expedited services are necessary, customers want to make sure their critical calls go to an organization that understands their urgency and timeline. They generally want a commitment over the phone or within a very short timeframe via an electronic medium, such as the Internet. Once the load is committed, our customers want to receive updates and communications that give them assurance the load will be delivered on time and as agreed. Our internal sales team is structured to provide this coverage and comfort to our customers.

Geographic Footprint — We have expanded our geographic footprint within the expedited services market, primarily through the use of external sales personnel. As of December 31, 2006, we had eight field sales representatives and anticipate increasing this level by a significant amount going forward, as we re-invest in our organization to support long-term continued growth. Together with our sales management team and support staff, our company is continually making new contacts and striving to turn leads into sales relationships. Our structure has allowed our routine services to expand beyond their Midwest origins to cover a core region represented by the eastern 30 states in the U.S.  as well as Texas and Ontario over the past few years. While the majority of expedite freight shipments within the Country occur within our existing core region, our services are provided beyond this region on an irregular basis, as we cover shipments throughout the lower 48 states within the U.S. and other parts of Canada.

Our geographic footprint is also enhanced by our growing capacity. As our capacity increases, our opportunities to expand geographically also increase. Much of the expedited transportation market in the U.S. is controlled by third-party logistics companies. These companies increasingly award freight movements through electronic methods, such as e-mail and via the Internet. Our increases in capacity have allowed our company to be awarded loads that cover ever broadening geographical areas. During 2006, we were able to increase our fleet capacity by 23% and anticipate being able to continue this momentum in the future.

Complement Organic Growth with Acquisitions — We will search for potential acquisitions to complement our organic growth and increase our size and expedite market share. Future acquisitions will be considered to the extent they complement our focus on the expedited transportation market; can be readily assimilated into the overall operations of the Company; and can become quickly accretive to our earnings. We anticipate acquisition opportunities within the expedited services market to increase in the future and plan to begin more active pursuit of these opportunities, based upon our financial strength.

INFORMATION SYSTEMS

The transportation industry increasingly relies upon information technology to link the shipper with its inventory and as an analytical tool to optimize transportation solutions. We utilize satellite tracking and communication units on our fleet of vehicles to continually update the position of equipment in our operations at Express-1. The equipment also allows us to communicate specifically to an individual driver or to a larger fleet of drivers. Information received through our satellite communications system automatically updates our internal software and provides our customers with real-time electronic updates. Investment in technology including satellite communications equipment, computer networks and the related hardware and software typically represents our largest single capital expenditure. Our Evansville operations can be characterized by regularly scheduled dedicated routes and communications are typically conducted by cellular telephones and voice communication devices.

We have invested in what we belive is the most advanced operational, support and management software available for our portion of the transportation industry. Most of our software is provided by third-party vendors and is often further customized to more fully support the uniqueness of our operations. We operate redundant back-up operating and communication systems in order to further protect ourselves from service interruptions. Our use of technology and the daily performance monitoring afforded by various technologies is critical to our historical and continued success.

CUSTOMERS, SALES AND MARKETING

We have many commercial customers ranging from small companies to Fortune 500 companies. Express-1 is a leading provider of expedited transportation and services a diverse client base representing: major domestic and U.S. based foreign automotive manufacturers and manufacturers of automotive components and supplies, commercial printing, consumer staples, pharmaceuticals, non-automotive manufacturing and the high tech sector. We have hazmat authority which allows us to transport some scheduled but less hazardous materials on occasion, such as automotive paint and auto batteries, for our customer base. In addition, we serve third-party logistics providers, airfreight forwarders and integrated air-cargo carriers. Our third-party logistics customers vary in size from small, independent, single facility companies to large, global logistics companies. We market our services within the United States and portions of Canada, through external sales representatives and related support staff. Our executive management team is also actively involved in sales and marketing at the national account level.

Our Evansville operations are marketed primarily through our on-site management team, as the primary service activity is exclusive to one customer. Supporting the overhead, in coordination with our corporate sales organization, the Evansville management team marketed similar services in their local community. These services for new customers accounted for approximately ten percent of the total revenues billed from our Evansville operations during 2006 and accounted for most of the recent growth within this operation. Further expansion of services to the local customer base is critical, if Evansville is to continue to grow within its current location.

COMPETITION AND BUSINESS CONDITIONS

The transportation industry is intensely competitive and should remain so for the near future. The market is also highly fragmented with thousands of surface transportation companies competing for a portion of the domestic market. Our competitors include national and regional expedite transportation companies that specialize in same-day or high-priority freight services. In addition, many larger full-truckload and less-than-truckload motor carriers offer services that compete for our customers’ time-sensitive transportation needs. To a lesser extent, we compete with integrated air cargo carriers and passenger and cargo airlines. Our competitive landscape is characterized on service, delivery timeframes, flexibility and reliability, as well as rates. We have historically offered services at rates that are in-line with those charged by our competitors in the expedite industry. We believe we have an advantage over many competitors based upon our reputation for quickly and efficiently covering loads and therefore do not typically attempt to use rates as a sales and marketing strategy.

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

Our safety rating is satisfactory, the highest rating given by the Federal Motor Carrier Safety Administration (FMCSA), a department within the DOT. There are three safety ratings assigned to motor carriers: “satisfactory”, “conditional”, meaning that there are deficiencies requiring correction but not so significant to warrant loss of carrier authority, and “unsatisfactory”, which is the result of acute deficiencies that may lead to the revocation of carrier authority.

Our operations are also subject to various federal, state and local environmental laws and regulations dealing with transportation, storage, presence, use, and the disposal and handling of hazardous material. The Code of Federal Regulations regarding the transportation of hazardous material, groups these materials into different classes according to risk. We transport only low to medium risk hazardous material, representing a very small percentage of our total shipments. These regulations also require us to maintain minimum levels of insurance.

SEASONALITY

Historically, our revenues and profitability have been subject to seasonal fluctuations. Our seasonality has changed due to our restructuring efforts and now more fully reflects the historical seasonality of our primary business segment, Express-1. During its eighteen-year history, normally Express-1 generated 45% of its annual revenue during the first and second quarters of each year with the remaining 55% in the third and fourth quarters. Income from operations has traditionally increased quarter-by-quarter throughout the year, at Express-1, as freight demands normally create tighter capacity and result in increased rates. During 2006, due to a weakening within the U.S. freight market, we did not maintain this historical trend in seasonality and experienced a decline in our growth rates in the third and fourth quarter, as compared to a stronger first-half of the year. Our Evansville operation has not shown the same degree of seasonal fluctuation due to the consistency of its dedicated contract.

EMPLOYEES AND INDEPENDENT CONTRACTORS

At December 31, 2006, we had 129 full-time employees. Of this number, 84 are engaged in our Express-1 operations, including our executive team, while 45 employees provide our services in Evansville, including managers, office personnel, dock employees and drivers. At this time, none of our employees are covered by a collective bargaining agreement. We recognize our trained staff of employees as one of our most critical resources, and acknowledge the recruitment, training and retention of qualified employees as essential to our ongoing success.

In addition to our employees, we support our Express-1 capacity needs through the use of independent contractors. These individuals operate one or more of their own vehicles and pay for all the operating expenses of their equipment, including: wages and benefits, fuel, physical damage insurance, maintenance, highway use taxes, and other related equipment costs. By utilizing the services of independent contractors we have reduced the amount of capital required for our growth, which we feel has lessened our financial risk.

SEC FILINGS

In 2006, we became a regular filer for the purpose of status with the Securities and Exchange Commission (“SEC”). Prior to 2006, we had been a small business filer, since our inception. As a result of the change in status, we have filed this Form 10-K for annual reporting purposes and Forms 10-Q for interim reports for periods beginning after December 31, 2005. Prior to this change, we filed Forms 10-KSB for annual reports and Forms 10-QSB for interim reports. We make available on our website, located at www.express-1.com, all materials filed with the SEC.

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

CORPORATE INFORMATION

Express-1 Expedited Solutions, Inc, is incorporated in Delaware. Our name was changed in conjunction with our annual shareholders meeting in May 2006. Our executive office is located at 429 Post Road, Buchanan, Michigan 49107. Our telephone number is (269) 695-2700 and the Internet website address is www.express-1.com. Our stock is listed on the American Stock Exchange (AMEX) under the symbol “XPO”. The information on our website is not incorporated in this report as a result of this reference.

ITEM 1A.	RISK FACTORS

CUSTOMER CONCENTRATION; RELIANCE ON AUTOMOTIVE INDUSTRY COULD SUBJECT OUR BUSINESS TO NEGATIVE TRENDS OR DEFAULTS ON ACCOUNTS RECEIVABLE

We obtained approximately 50% of our revenue from our twenty-five largest customers in 2006 and 2005. While the individual customer rankings between our top customers often change from month-to-month, we rely upon our relationship with each of these customers for a significant portion of our revenues. Any interruption in the business volume awarded by these customers could materially adversely impact our revenues and resulting profitability.

The automotive industry within the U.S. is highly competitive, with increased competition from foreign-based companies. These companies produce automobiles in both the U.S. as well as foreign locations. The Big Three U.S. automakers have seen declining market shares fueling concern among the media and numerous financial analysts over whether they will be able to sufficiently scale their operations to ensure their continuation. In addition to the Big Three automotive manufacturers, our customers include various automotive industry suppliers that have been, and will continue to be, negatively impacted by the changing landscape in the U.S. automotive market. Continuing negative trends or a worsening in the financial condition of the domestic U.S. automotive manufacturers, or within the associated supplier base, could materially adversely impact our company, our revenues, and our results of operations.

ECONOMIC RISKS; RISKS ASSOCIATED WITH THE BUSINESS OF TRANSPORTATION AND LOGISTICS MANAGEMENT COULD SUBJECT US TO BUSINESS SWINGS BEYOND OUR CONTROL

Our business is dependent upon a number of factors over which we have little or no control that may have a materially adverse effect on our results of operations. These factors include: capacity swings in the trucking industry, significant increases or rapid fluctuations in fuel prices, interest rates, fuel taxes, government regulations, governmental and law enforcement anti-terrorism actions, tolls, license and registration fees, insurance premiums and labor costs. It is difficult at times to attract and retain qualified drivers and independent contract-drivers.

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

DEPENDENCE ON EQUIPMENT PROVIDED BY THIRD PARTIES; RELIANCE ON INDEPENDENT CONTRACTORS COULD RESULT IN OUR INABILITY TO PROVIDE SERVICES

The trucking industry is dependent upon transportation equipment oftentimes provided by independent third parties. Periods of equipment shortages have occurred periodically in the transportation industry, particularly during a strong economy. If we cannot secure sufficient transportation equipment or transportation services from these third parties to meet our customers’ needs, our business, results of operations and financial position could be adversely affected and our customers could seek to have their transportation needs met by other parties on a temporary or permanent basis.

NEW TRENDS AND TECHNOLOGY; CONSOLIDATION AMONG CUSTOMERS COULD ELIMINATE CUSTOMERS

If, for any reason, our business of providing services ceases to be a preferred method of obtaining these services by our customers, or if new supply-chain or technological methods become available and widely utilized to reduce the need for expedite transportation services, our business could be adversely affected. Moreover, increasing consolidation among customers and the resulting ability of such customers to utilize their size to negotiate lower outsourcing costs has, and may continue in the future to have, a depressing effect on the pricing of third-party logistic services. Consolidation is not limited to traditional customers such as manufacturers, but also includes consolidation of expedite volume by third-party logistics companies, which increasingly control more of the expedite market and influence prices of expedite services through the use of technology such as Internet auctions.

INTERRUPTION OF BUSINESS DUE TO INCREASED SECURITY MEASURES IN RESPONSE TO TERRORISM COULD NEGATIVELY IMPACT OUR BUSINESS

The continued threat of terrorism within the United States and the ongoing military action and heightened security measures in response to such threat has and may cause significant disruption to commerce. Our business depends on the free flow of products and services through these channels of commerce. In response to terrorists’ activities and threats aimed at the United States, transportation and other services have at times been slowed or stopped altogether. Further delays or stoppages in transportation or other services could have a materially adverse effect on our business, results of operations and financial condition. Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the activities and potential activities. We may also face interruption of services due to increased security measures in response to terrorism. The U.S. economy in general can be adversely affected by terrorist activities and potential activities. Any economic downturn could adversely impact our results of operations or otherwise adversely affect our ability to grow our business. It is impossible to predict how this may affect our business or the economy in the U.S. and in the world.

In the event of further threats or acts of terrorism, our business and operations may be severely and adversely affected.

COMPETITION IS INTENSE AND OUR VOLUME OR PROFITS COULD SUFFER AS A RESULT

The transportation and logistics services industry is heavily fragmented and intensely competitive and includes numerous regional, inter-regional and national competitors, none of which dominates the market. There are several larger transportation providers with significantly higher capital resources, which could allow that competitor to position their company as a low-cost provider. We often buy and sell transportation services from and to many of our competitors. Increased competition could create downward pressure on freight rates, and continued rate pressure may adversely affect our gross profit and income from operations.

REGULATION; WE ARE SUBJECT TO REGULATION BEYOND OUR CONTROL, WHICH COULD NEGATIVELY IMPACT THE WAY IN WHICH WE OPERATE

Our operations are regulated and licensed by various U.S. and Canadian agencies. Our drivers and independent contractors also must comply with the safety and fitness regulations of the United States Department of Transportation (DOT), including those relating to drug and alcohol testing and hours-of-service. Such matters as weight and equipment dimensions are also subject to U.S. and Canadian regulations. We also may become subject to new or more restrictive regulations relating to fuel emissions, drivers’ hours-of-service, ergonomics, or other matters affecting safety or operating methods. Future laws and regulations may be more stringent and require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs. Higher costs incurred by us or by our suppliers who pass the costs onto us through higher prices could adversely affect our results of operations.

The Federal Motor Carrier Safety Administration (FMCSA) revised their Hours-of-Service (“HOS”) regulations effective January 2004 to increase the maximum daily drive time from 10 to 11 hours, but no longer allowed for breaks in the on-duty period. The FMCSA further amended the new HOS regulations effective October 2005. In general, the regulations did not reduce the amount of available driving hours, but restricted the sleeper berth provision. The new sleeper berth provision allows the drivers’ required rest period of 10 hours to be split into two parts, but requires one period to be at least 8 consecutive hours. We believe that these changes have caused productivity to decline due to unavoidable wait-time incurred while our equipment is loaded, unloaded or otherwise detained which cannot be recovered with additional drive-time. In certain situations, we have worked with our shippers to try to minimize the loss of productivity. When necessary, we have also billed our shippers for excess wait-time. Due to the time-sensitive nature of expedite shipments in general, the impact of detention on our business, especially at the receiving end of a shipment is typically lower than the trucking industry at large. An additional measure that may be utilized to offset the loss of productivity, is the use of cross-dock facilities that allow us to transfer freight to a truck driver with sufficient available driving hours to complete delivery.

We cannot predict what impact future regulations may have on our business. Our failure to maintain required permits or licenses, or to comply with applicable regulations, could result in substantial fines or revocation of our operating permits and licenses.

REVENUE GROWTH MAY SLOW OR CEASE ALTOGETHER, THEREBY HURTING OUR PROFITS

We have achieved significant revenue growth on a historical basis within our Express-1 operations. Our Evansville operation has been relatively flat from a revenue growth standpoint and cannot be viewed as a significant source of future company growth. There is no assurance that our revenue growth rate will continue at historical levels or that we can effectively adapt our management, administrative, and operating systems to respond to any future growth. Our operating margins could be adversely affected by future changes in and expansion of our business or by changes in economic conditions. Slower or less profitable growth could adversely affect our stock price.

SUBSTANTIAL ALTERATION OF THE COMPANY’S CURRENT BUSINESS AND REVENUE MODEL COULD REDUCE OUR ABILITY TO OPERATE PROFITABLY

Our strategy for increasing our revenue and profitability includes continued focus on the expedite transportation market and cultivation of organic growth opportunities. We may experience difficulties and higher than expected expenses in executing our expedite business strategy. We cannot assure that any adjustment or change in the business and revenue model will prove to be successful.

ACQUISITIONS MAY NOT BE ACCRETIVE TO OUR EARNINGS

We have made multiple acquisitions since 2001. Accordingly, acquisitions have provided a substantial portion of our historical growth. There is no assurance that we will be successful in identifying, negotiating, or consummating any future acquisitions.

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

INABILITY TO MANAGE GROWTH AND INTERNAL EXPANSION COULD REDUCE OUR PROFITS

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

DEPENDENCE ON DRIVERS SUBJECTS US TO WORKFORCE INTERUPTIONS BEYOND OUR CONTROL

Our driver force is primarily made up of independent contract drivers, with only a handful of company drivers in our Express-1 operations and approximately 25 company drivers in our Evansville location. At times we have experienced substantial difficulty in attracting and retaining sufficient numbers of qualified drivers. In addition, due in part to current economic conditions, including the higher cost of fuel, insurance, and equipment, the available pool of independent contract drivers has been declining. This decline is especially apparent within the fleet of straight trucks, which serve many of the critical needs of the expedite industry. Because of the shortage of qualified drivers, the availability of alternative jobs due to current economic conditions, and intense recruiting competition from other trucking companies, we expect to continue to face difficulty increasing the number of drivers, who are our principal source of planned fleet expansion and resulting growth. In addition, our industry as a whole suffers from high rates of driver turnover, which requires us to continually recruit a substantial number of drivers in order to maintain our existing fleet. If we are unable to continue to attract a sufficient number of drivers, we could be required to adjust our compensation packages or operate with fewer pieces of equipment and face difficulty meeting shipper demands, all of which would adversely affect our growth and profitability. In addition, the compensation we offer our driver force is subject to market forces, and we may find it necessary to continue to increase their compensation in future periods. Any increase in our operating costs could adversely affect our growth and profitability.

DEPENDENCE ON KEY MANAGEMENT; LOSS OF KEY MANAGEMENT COULD HAVE A MATERIAL ADVERSE EFFECT ON OPERATIONS

We believe that the attraction and retention of qualified personnel is critical to our success. If we lose key personnel or are unable to recruit qualified personnel, the ability to manage the day-to-day aspects of the business will be weakened. Our operations and prospects depend in large part on the performance of the senior management team. The loss of the services of one or more members of the senior management team could have a materially adverse effect on the business, financial condition and results of operations. Because the management team has extensive experience within the transportation industry, it would be difficult to replace them without adversely effecting our business operations. In addition to their unique experience, our management team has fostered key relationships with our customers and suppliers. These relationships are especially important to our Company and the loss of these relationships could have a materially adverse effect on our profitability.

INSURANCE AND CLAIMS EXPENSE MAY NEGATIVELY IMPACT OUR RESULTS OF OPERATIONS

Our future insurance and claims expenses may exceed historical levels, which could reduce our earnings. We maintain general liability, auto liability, cargo, physical damage, trailer interchange, inland marine, contents, workers’ compensation, excess auto, general liability and director’s and officer’s insurance policies for certain types of risks. Some of these policies are written with deductibles currently up to $25,000 per occurrence. We reserve for anticipated losses and expenses and regularly evaluate and adjust our claims reserves to reflect actual experience. However, ultimate results may differ from our estimates, which could result in losses above reserved amounts. Because of our deductibles, we have significant exposure to fluctuations in the number and severity of claims. Our operating results could be adversely affected if we experience an increase in the frequency and severity of claims for which we maintain higher deductible policies, accruals of significant amounts within a given period, or claims proving to be more severe than originally assessed.

We maintain health insurance policies for our employees that have historically provided first-dollar coverage. Going forward, we plan to self-insure our health claims and have those claims administered by a third-party. We plan to purchase stop-loss coverage to limit our exposure on any one claim and aggregate coverage to limit the total claims expense within any one year. There can be no assurance that the levels of specific stop-loss coverage purchased on a claim-by-claim basis or that the specific aggregate loss coverage purchased, will provide a manageable means to control our health costs going forward.

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

FLUCTUATIONS IN THE PRICE OR AVAILABILITY OF FUEL MAY CHANGE OUR OPERATIONS STRUCTURE AND RESULTING PROFITABILITY

We require large amounts of fuel to operate our fleet, and fuel is one of our contractors largest operating expenses. Fuel prices fluctuate greatly, and prices and availability of all petroleum products are subject to economic, political, and other market factors beyond our control. Most of our customer contracts contain fuel surcharge provisions to mitigate the effects of price increases over base amounts set in the contract. Significant changes in the price or availability of fuel in future periods or significant changes in our ability to mitigate fuel price increases through the use of fuel surcharges, could materially adversely impact our operations, fleet capacity and ability to generate both revenues and profits.

NEED FOR SUBSTANTIAL, ADDITIONAL FINANCING MAY NOT BE AVAILABLE, IF NEEDED, AND OUR RESULTS COULD BE NEGATIVELY IMPACTED

There is no guarantee that we will be able to obtain financing if required to expand our business or that the present funding sources will continue to extend terms under which we can operate efficiently. If we are unable to secure financing under favorable terms, our Company may be negatively affected. There is no assurance that we will continue to be able to maintain financing on acceptable terms.

VOLATILITY OF THE MARKET PRICE OF THE COMPANY’S STOCK CAN IMPACT OUR ABILITY TO RAISE ADDITIONAL CAPITAL, IF NEEDED, AND IMPACTS OUR COMPENSATION EXPENSE

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

In addition, many of the risks described elsewhere in this section could adversely affect the stock price. The stock markets have experienced price and volume volatility that have affected many companies’ stock prices. Stock prices for many companies have experienced wide fluctuations that have often been unrelated to the operating performance of those companies. These types of fluctuations may affect the market price of our common stock.

As a component of the calculations prescribed for use in the calculation of compensation expense to be recorded in Financial Accounting Standard Statements Number 123R (SFAS 123R), volatility within the price of our common stock can impact the amount of compensation expense recorded within our financial statements. We adopted SFAS 123R for periods beginning January 1, 2006 and accordingly recorded compensation expense based in part upon the relative and historic volatility of our Company’s common stock in the statement of income for periods beginning thereafter.

NO DIVIDENDS ANTICIPATED; COULD UNFAVORABLY IMPACT THE VALUE OF OUR STOCK TO INVESTORS

We have no immediate plans to pay dividends, and currently plan to retain all future earnings and cash flows for use in the development of our business and to enhance shareholder value through growth and continued focus on increasing profitability. Accordingly, we do not anticipate paying any cash dividends on our Common Stock in the near future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Our executive office is located in a 20,000 square-foot call-center located at 429 Post Road, Buchanan, Michigan 49107. Adjacent, to this property, we operate a 3,000 square foot recruiting and training center at 441 Post Road. The Buchanan facilities are owned by our company.

Our Company continues to be obligated under a lease for one closed location, at 9025 Boggy Creek Road, Orlando, Florida 32824, on which we have negotiated a sub-lease agreement. This lease was deemed impaired prior to December 31, 2006 and at which time we recorded a liability of $20,000 representing the difference between the amount we anticipate realizing on the sublease and our lease obligations, as of year-end 2006.

We currently serve our customers through three locations. Our Buchanan facility serves as our primary administrative office and call-center for our Express-1 operations. Our Swanton, Ohio location (Toledo area) supports the Express-1 operations by serving as a centrally located cross-dock facility for some of our Midwest operations. Our Evansville location serves as the primary cross-dock location as well as housing the administrative offices for our Evansville dedicated service operation. We believe the facilities are the correct size and adequately provide for our immediate and foreseeable needs. In the opinion of management, these properties are adequately insured, in good condition and are suitable for our anticipated future use. The addresses of said facilities are as follows:

•	429 and 441 Post Road, Buchanan, MI 49107 (Owned property)

•	1311 W. Airport Service Road, Swanton, OH 43558 (Leased property)

•	15000B Highway 41 North, Evansville, IN 47725 (Leased property)

ITEM 3.	LEGAL PROCEEDINGS

Our Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of our management, the ultimate disposition of these matters will not have a materially adverse effect on our consolidated financial position, results of operations or liquidity. We maintain reserves for identified, material claims within our financial statements. We cannot be assured that the ultimate disposition of these claims will not be in excess of the reserves established.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the American Stock Exchange under the symbol “XPO.” The table below sets forth the high and low closing sales prices for the Company’s common stock for the quarters included within 2006 and 2005 and for the first few months of 2007. Quotations reflect inter-dealer prices, without retail mark-up, mark-down commission, and may not represent actual transactions.

	High	Low

2005
1st quarter	1.44	1.02
2nd quarter	1.05	0.50
3rd quarter	0.80	0.48
4th quarter	0.89	0.59
2006
1st quarter	1.04	0.69
2nd quarter	1.23	0.91
3rd quarter	1.44	1.09
4th quarter	1.34	1.15
2007
1st quarter (through March 13, 2007)	1.58	1.24

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

Performance Graph

The following graph is presented to compare the cumulative total return for the Corporation’s Common Stock to the cumulative total returns of the AMEX Composite Index, the Russell Micro Cap Index and the NASDAQ Transportation Index for the period from July 26, 2002 (the start of trading for the stock of our Corporation), through the close of the market on December 31, 2006, assuming an investment of $100 was made in the Corporation’s Common Stock and in each index on July 26, 2002, and that all dividends were reinvested.

COMPARISON OF 53 MONTH CUMULATIVE TOTAL RETURN*
Among Express-1 Expedited Solutions, Inc, The Amex Composite Index,
The Russell MicroCap Index And The Nasdaq Transportation Index

* $100 invested on 7/26/02 in stock or on 6/30/02 in index-including reinvestment of dividends.

Fiscal year ending December 31.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information, as of December 31, 2006, with respect to the Company’s stock option plan under which common stock is authorized for issuance, as well as other compensatory options granted outside of the Company’s stock option plan.

(c)
Number of Securities
		(b)	Remaining Available for
	(a)	Weighted-Average	Future Issuance under
	Number of Securities to	Exercise Price of	Equity Compensation
	be Issued upon Exercise	Outstanding	Plan (Excluding
	of Outstanding Options,	Options, Warrants	Securities Reflected in
Plan Category	Warrants and Rights	and Rights	Column (a))

Equity compensation plans approved by security holders	5,364,000	$1.48	3,594,000

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2006 is derived from our Consolidated Financial Statements. The Consolidated Financial Statements as of December 31, 2006 and 2005, and for each of the years in the three-year period ended December 31, 2006 and the independent registered public accountants’ reports thereon, are included in Item 8 of this Form 10-K. This data should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollar amounts in thousands, except per share data)

Consolidated Statements of Earnings Data:
Operating revenue	$42,191	$39,848	$42,481	$14,688	$9,995
Earnings (loss) before income taxes	$2,776	$(5,815)	$(5,159)	$177	$374
Net earnings (loss)	$3,904	$(5,815)	$(3,238)	$377	$374
Diluted earnings (loss) per share	$0.15	$(0.22)	$(0.14)	$0.04	$0.05
Consolidated Balance Sheet Data:
Cash	$79	$386	$854	$2,029	$3
Working capital	$2,078	$1,342	$3,714	$3,437	$723
Total assets	$21,609	$18,454	$25,065	$12,982	$3,593
Long-term obligations, less current portion	$1,401	$2,787	$575	$802	$1,189

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Concentration of Risk

Financial instruments, which potentially subject us to concentrations of credit risk, are cash and cash equivalents and account receivables.

The majority of cash is maintained with a Michigan financial institution. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and, therefore, bear minimal risk.

Concentration of credit risk with respect to trade receivables is limited due to our large number of customers and wide range of industries and locations served. Two customers each individually comprised more than ten percent of the December 31, 2006 customer accounts receivable balance.

We receive a significant portion of our revenue from the customers who operate within the U.S. domestic automotive industry. Accordingly, our accounts receivable are comprised of a large aggregate concentration of accounts from within this industry. Recently, the U.S. automotive industry has been in decline according to various media sources. In the event of further financial erosion by any of the “Big Three” domestic automotive manufacturers, the effect on our Company could be materially adverse. Further, the weakening of any of the domestic automotive manufacturers can have an adverse effect on a significant portion of our customer base which is comprised in large-part by manufacturers and suppliers for the automotive industry.

We extend credit to various customers based on an evaluation of the customer’s financial condition and their ability to pay in accordance with our payment terms. We provide for estimated losses on accounts receivable considering a number of factors, including the overall aging of account receivables, customers payment history and the customer’s current ability to pay its obligation. Based upon our managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $77,000 and $732,000 is considered necessary as of December 31, 2006 and 2005, respectively. The reduction in the reserve balance is related to the write-off of accounts receivable associated with our Tampa based activities. Previously, the entire amount of these receivables was reserved as doubtful. Although we believe our account receivables are recorded at their net realizable value, a decline in our historical collection rate could have a materially adverse effect on our operations and net income. We do not accrue interest on past due receivables.

RESULTS OF OPERATIONS

For financial reporting purposes, we recognize two business segments which represent our two remaining operational activities. Both of these operations are focused on the expedited transportation market. One, Express-1, accepts general expedite freight from a multitude of customers and industries. The other, Evansville, operates under a dedicated expedite services contract. Express-1, Inc. is a wholly owned subsidiary of our Company and provides approximately 90% of our revenues by volume. Within Express-1, we have two differing means of generating revenues and associated expenses. We use a fleet of vehicles of which approximately 98% are owned and operated by independent contract drivers. We refer to this revenue source as Express-1 Contractors. We also routinely broker loads to third parties such as other expedited transportation carriers and general truckload carriers. We refer to this revenue source as Express-1 Brokerage. These two activities are integral to the Express-1 operations and are managed by the same staff and support team, therefore they can not be further detailed beyond revenue, direct costs and gross margin. Evansville operates as a division of our Company and provides approximately 10% of our consolidated revenues by volume. We have eliminated numerous operational activities and subsidiaries within our restructuring and refer to those as Closed Locations throughout this report. Additionally, we break out the costs associated with our executive management team, board of directors, legal and other costs of operating as a public company under the caption Corporate Charges. For more background on the expedited transportation market, our segments and our corporate focus, please refer to Item 1 within this report and to the footnotes accompanying the financial statements elsewhere in this report.

We refer to the impact of fuel on our business throughout this discussion and within the annual report. For purposes of these references, we have only considered the impact of fuel surcharge revenues, fuel surcharge payments to contractors and fuel costs associated with our Express-1 contractor operations and Evansville operations and have excluded those associated with our Express-1 brokerage operations as well as those within our closed operations. We feel that this approach most readily conveys the impact of fuel on our business, its revenues and costs. Fuel cost is not frequently negotiated separately within our Express-1 brokerage operations, as is common within the brokerage portion of the transportation industry. For that reason, it’s impossible to accurately separate fuel revenues and costs from other revenues and costs on a load-by-load basis, within our brokerage activities.

Year ended December 31, 2006 compared to year ended December 31, 2005

Revenues

	Year Ended December 31,
	2006	2005	Change	% Change

Express-1 contractor	$29,921,000	$23,951,000	$5,970,000	24.9%
Express-1 brokerage	7,405,000	6,716,000	689,000	10.3%

Total Express-1	37,326,000	30,667,000	6,659,000	21.7%
Evansville	4,864,000	4,465,000	399,000	8.9%
Closed locations	1,000	4,716,000	(4,715,000)	(100.0)%

Total revenues	$42,191,000	$39,848,000	$2,343,000	5.9%

Consolidated Revenues increased 5.9% for the year ended December 31, 2006, as compared to the year ended December 31, 2005. The increase in revenue primarily relates to the strong increase in revenue within our Express-1 business, and was mitigated by revenue recorded in the prior year, from within operations closed in our restructuring efforts. During 2005, we disposed of our Temple and Bullet operations, as well as ceased activity at our unprofitable Tampa brokerage. These closed locations accounted for $4.72 million of our consolidated revenue during the year ended December 31, 2005. Fuel surcharge revenue was $3.17 million and $2.72 million for the years ended December 31, 2006 and 2005, respectively. Fuel surcharges are billed to our customers, based upon a spread above a national index which is published weekly by the Department of Energy.

Express-1 Revenues increased 21.7% during 2006 as compared to 2005. Most of the increase in revenue was associated with the contractor portion of our Express-1 operations, which represents the freight hauled on our fleet of independent contractor trucks. Express-1 was successful in increasing its fleet size by approximately 23 percent within 2006, as compared to 2005. With this added capacity, we successfully leveraged our organic growth opportunities and expanded our market share with existing customers as well as acquired new customer accounts. In the second half of 2006, we experienced a decline in the number of loads available to be brokered within the truckload portion (class 8, semi-trucks) of our brokerage operations, as a result of a weakening within the overall U.S. freight economy and excess capacity within the truckload market. Historically the opportunity to broker loads on the full truckload side of the expedited market is cyclical, and our strategy is to be positioned to take advantage of brokerage opportunities when present, but to continue to focus on building our fleet capacity which is core to our continued growth. Fuel surcharge revenue was $2.64 million during 2006 as compared to $2.30 million in 2005, and is included within our revenue figures.

Evansville Revenues increased 8.9% in the year ended December 31, 2006 as compared the prior year. The revenue increase within Evansville is primarily attributable to an increase of $0.22 million in revenue from new customers within this market. The primary contract customer in Evansville experienced an increase of less than 2% in revenue for the period. The ability to attract new accounts for service at the facility and by the staff in Evansville has greatly contributed to the overall profitability of the segment. Evansville recorded $528,000 in fuel surcharges for the year ended December 31, 2006, as compared to $420,000 in fuel surcharges for the year earlier.

Direct Expenses

	Year Ended December 31,
	2006	2005	Change	% Change

Express-1 contractor	$21,371,000	$17,498,000	$3,873,000	22.1%
Express-1 brokerage	5,978,000	5,119,000	859,000	16.8%

Total Express-1	27,349,000	22,617,000	4,732,000	20.9%
Evansville	3,958,000	4,010,000	(52,000)	(1.3)%
Closed locations	89,000	4,225,000	(4,136,000)	(97.9)%

Total direct expenses	$31,396,000	$30,852,000	$544,000	1.8%

Consolidated Direct Expenses, which consist primarily of payment for trucking services, independent contractors, fuel, insurance, cross dock facilities, equipment costs and payroll expenses increased by 1.8% for the year ended December 31, 2006, as compared to the year ended December 31, 2005. As a percentage of revenues, operating expenses amounted to 74.4% of related revenues for the year ended December 31, 2006, as compared with 77.4% for the year ended December 31, 2005. The decrease in operating expenses as a percentage of revenue resulted primarily from the cessation of our unprofitable businesses in conjunction with our restructuring plan during 2005. The impact of fuel costs and fuel surcharge payments to contract drivers also played a part in the improvement in operating expenses as a percentage of revenue during the year ended December 31, 2006, versus the prior year. During 2006, fuel costs and fuel surcharge payments were $3.47 million as compared to $3.25 million in 2005. Exclusive of these fuel costs and payments, direct expenses decreased as a percentage of revenue, during 2006.

Express-1 Direct Expenses increased by 20.9% during 2006, as compared to the prior year. As a percentage of revenue, direct expenses decreased by less than 1% during the year. Direct expenses within our Express-1 operations are predominantly variable costs and we anticipate the annual change in direct expense to strongly correlate with changes in our Express-1 revenue. Historically, a level of 75% or less for direct expenses as a percentage of consolidated revenue has been considered favorable within our Express-1 operations. Direct expenses represented 73.3% and 73.8% of revenues for Express-1 for the years ended December 31, 2006 and 2005 respectively. Fuel played a part in our direct expenses in 2006 as compared to 2005. Fuel costs and fuel surcharges passed to our contract drivers represented approximately $2.52 million and $2.47 million of direct expenses for 2006 and 2005 respectively.

Evansville Direct Expenses decreased by 1.3% for the year ended December 31, 2006, as compared to the year ended December 31, 2005. The decrease was due primarily to the implementation of more stringent maintenance practices and management policy on equipment utilized within the Evansville operations. Coupled with this was a switch from the use of outside contract carriers to provide shipment services to the use of company owned or leased trucks. Evansville also enjoyed more favorable margins on the new revenue streams developed within the local market than that realized from its primary customer contract. The addition of this new business and the associated margin helped lower the direct expenses as a percentage of revenue considerably, within the year.

Gross Margin

	Year Ended December 31,
	2006	2005	Change	% Change

Express-1 contractor	$8,550,000	$6,453,000	$2,097,000	32.5%
Express-1 brokerage	1,427,000	1,597,000	(170,000)	(10.6)%

Total Express-1	9,977,000	8,050,000	1,927,000	23.9%
Evansville	906,000	455,000	451,000	99.1%
Closed locations	(88,000)	491,000	(579,000)	(117.9)%

Total gross margin	$10,795,000	$8,996,000	$1,799,000	20.0%

Consolidated Gross Margin increased by 20.0% and represented approximately 25.6% of consolidated revenues for the year ended December 31, 2006 as compared to 22.6% of consolidated revenue for the year ended December 31, 2005. The improvement was partially due to the closing of lower-margin locations and operations in conjunction with our restructuring efforts during 2005. Additionally, some changes in the management philosophy and use of equipment within our Evansville operations coupled with the addition of some new local accounts greatly improved the margin derived from the Evansville operations. Fuel costs and surcharges had the effect of lowering the gross margin for the company. Exclusive of the impact of fuel surcharges the gross margin as a percentage of consolidated revenue was 71.6% and 74.4% for the years ended December 31, 2006 and 2005, respectively.

Express-1 Gross Margin increased by 23.9% and represented 26.7% of revenue for the year ended December 31, 2006, as compared to 26.2% of revenues for the prior year. The improvement in gross margin as a percentage of revenue was primarily due to decreases in fuel costs. Gross margin as a percentage of revenue within the Express-1 brokerage operations declined due to the weakness of the transportation market in the second half of 2006, as compared to the year earlier. During 2005, the transportation market benefited from excess demand, as a result of hurricanes Katrina and Rita. This demand in the general transportation market created the opportunity for greater margins and revenues on the brokerage activities within Express-1. Brokerage activities are somewhat cyclical and Express-1 is focused upon building its own fleet of contractors, as a core growth strategy. During 2006, Express-1 successfully increased its fleet of contractors by approximately 23 percent over 2005 levels.

Evansville Gross Margin increased by 99.1% and represented 18.6% of revenue for 2006, versus 10.2% for the prior year. The increase in margin within Evansville was principally due to a shift from the use of independent contractor leased units to company owned or leased trucks within the Evansville market, coupled with a reduction in maintenance charges associated with a change in maintaining equipment. Evansville also benefited greatly due to the introduction of additional revenue streams and the stronger gross margin associated with those revenues as compared to the margin available from its primary contract customer. Fuel cost played a part in the change in margin within Evansville.

Sales, General and Administrative Expenses

	Year Ended December 31,
	2006	2005	Change	% Change

Express-1	$5,998,000	$5,999,000	$(1,000)	0.0%
Evansville	676,000	598,000	78,000	13.0%
Closed locations	(167,000)	1,287,000	(1,454,000)	(113.0)%
Corporate	1,512,000	2,479,000	(967,000)	(39.0)%

Subtotal sales general and administrative expenses	8,019,000	10,363,000	(2,344,000)	(22.6)%
Reorganization cost	—	4,448,000	(4,448,000)	(100.0)%

Total sales general and administrative expenses	$8,019,000	$14,811,000	$(6,792,000)	(45.9)%

Note:	For purposes of this schedule and our analysis, interest and other charges have been included in the total SG&A figures. For the years ended December 31, 2006 and 2005, interest and other charges represented approximately $411,000 and $187,000 of expenses, respectively.

Consolidated Sales, General and Administrative Expenses (SG&A) decreased by 45.9% and represented 19.0% of revenue during the year ended December 31, 2006, as compared 37.2% of revenue for the year ended December 31, 2005. Of this decrease, $5.90 million was associated with the operations closed in our restructuring activities and the charges associated with restructuring. Within the remaining expedited operations and corporate activities SG&A expenses declined by 9.8% to $8.19 million during 2006, from $9.08 million in 2005. Most of this decline can be associated with the closing of the offices in Tampa Florida and the relocation of those administrative functions to Buchanan, Michigan. We anticipate achieving significant leverage going forward in the areas of SG&A expense as the largest component of these charges, wage expense, should increase at a slower pace than that of our revenue. Beginning in 2007, we plan to begin some investment in personnel and other opportunities, that might lessen the operating leverage we achieve within the SG&A expense category. These investments will be announced as implemented.

Express-1 Selling, General and Administrative Expense at $6.00 million was essentially flat in 2006 as compared to 2005. During this same period, Express-1 increased it revenue by approximately 21.7%, which underscores the significant operating leverage within this business segment. Principle components of SG&A expense within Express-1 include wages and benefits, business insurance, bad debts, depreciation, amortization, general supplies and other administrative expenditures. Express-1 successfully grew its revenue while holding its wage and benefit expenses at $4.09 million during 2006, as compared to $4.14 million for 2005. The ability of the personnel to manage increases in revenue, while holding down costs, underscores the commitment and strength of the employees and operating model within this business segment. All employees of Express-1 are included for participation in bonus plans, employee stock ownership plans and other programs designed to foster a positive committed workforce.

Evansville Selling, General and Administrative Expense increased by 13% as a percentage of revenue during 2006, as compared to 2005. Principle components of SG&A within Evansville include wages and benefits, depreciation, amortization, office expenses and general supplies. The increase in SG&A was predominantly due to an increase in wages associated with the Evansville personnel. We anticipate Evansville SG&A expense to be relatively flat going forward, based upon the likelihood that the growth rate in revenue will also be relatively flat.

Net Income (Loss) From Operations

	Year Ended December 31,
	2006	2005	Change	% Change

Express-1	$3,979,000	$2,051,000	$1,928,000	94.0%
Evansville	230,000	(143,000)	373,000	(260.8)%
Closed locations	79,000	(796,000)	875,000	(109.9)%
Corporate	(1,512,000)	(2,479,000)	967,000	(39.0)%

Subtotal income from operations	2,776,000	(1,367,000)	4,143,000	(303.1)%
Reorganization cost	—	(4,448,000)	4,448,000	0.0%

Total income (loss) from operations	$2,776,000	$(5,815,000)	$8,591,000	(147.7)%

Consolidated Income From Operations became positive during 2006, as we completed the restructuring of our organization and focused our company on our expedited transportation services. The primary component of the change was the elimination of approximately $5.24 million of charges and expenses associated with our restructuring activity and unprofitable business units. Coupled with this was a significant reduction in Corporate expenses, where the total expense decreased by $0.97 million to $1.51 million in 2006 from $2.48 million in 2005. Most of this reduction was associated with a change in our executive management and the associated relocation of our corporate offices from Tampa, Florida to Buchanan, Michigan. These reductions, along with improvements in margin within the Express-1 and Evansville operations resulted in the improvement within our income from operations.

Express-1 Income from Operations improved by 94.0% during 2006, as compared to 2005. The principle factors in this change were the increase in revenues and continued strong margin, coupled with the ability to hold SG&A expenses relatively flat. The significance of operating leverage within Express-1 facilitated this increase in income from operations, and will continue to be a principle factor in future fluctuations in operating profits.

Evansville Income from Operations became positive during 2006 as compared to a loss from operations during 2005. The principle factors contributing to this increase were the increases in revenue from newly acquired non-contract accounts and the stronger margin attributable to those, coupled with a reduction in the costs of transportation expenses within the contract portion of business. To a lesser extent the ability to hold SG&A increases to a relatively small amount also contributed to this shift in operating income. Going forward it will be critical to the long-term success of the Evansville operations to renew the contract providing services to our primary customer at favorable rates. In the event this contract is not awarded or is offered without an increase, it might not be strategic to continue this operation.

Provision for, Benefit from Income Tax

During the year ended December 31, 2006, we recorded a benefit of $1.12 million for income taxes as opposed to no provision for, nor benefit from, income taxes during 2005. Based upon the fact that our consolidated operations had been unprofitable, the likelihood of generating profits and utilizing additional tax benefits against future earnings was determined to be less than assured. Consequently, we did not record a tax benefit associated with the pretax net loss of $5.82 million during 2005. During 2006, based upon the successful completion of the restructuring efforts and the return of profitability to our remaining consolidated operations, we reevaluated the valuation allowance associated with the loss during 2005 and reduced the valuation allowance on the tax asset by approximately $2.07 million. The difference between the $2.07 million valuation allowance adjustment and the $1.12 million tax benefit recorded is due to a provision for income taxes on 2006 earnings of approximately $0.95 million. For further discussion on our tax valuation allowance and the impact of this upon our net earnings, please refer to footnote number 13 accompanying the financial statements elsewhere within this report.

Net Income (Loss)

Net Income became positive during the year ended December 31, 2006 as compared to a net loss during the year ended December 31, 2005. For the year we earned $3.90 million as compared to a net loss of $5.82 million during 2005.

Earnings Per Share

Basic Earnings Per Share was $0.15 for the year ended December 31, 2006 as compared to a loss of $0.22 per share for the year ended December 31, 2005. For the year ended December 31, 2006, basic average shares outstanding were 26,297,120, as compared to 26,523,650 for the year ended December 31, 2005.

Diluted Earnings Per Share was $0.15 for the year ended December 31, 2006, as compared to a loss of $0.22 per share for the year ended December 31, 2005. For purposes of calculating earnings per share, for the year ended December 21, 2006, diluted average shares outstanding were 26,641,012, as compared to 26,523,650 for the year ended December 31, 2005. For purposes of these calculations, diluted shares outstanding were the same as basic shares outstanding during 2005, due to the loss in 2005.

Year ended December 31, 2005 compared to year ended December 31, 2004

Revenues

	Year Ended December 31,
	2005	2004	Change	% Change

Express-1 contractor	$23,951,000	$9,079,000	$14,872,000	163.8%
Express-1 brokerage	6,716,000	5,357,000	1,359,000	25.4%

Total Express-1	30,667,000	14,436,000	16,231,000	112.4%
Evansville	4,465,000	4,639,000	(174,000)	(3.8)%
Closed locations	4,716,000	23,406,000	(18,690,000)	(79.9)%

Total revenues	$39,848,000	$42,481,000	$(2,633,000)	(6.2)%

Consolidated Revenues decreased 6.2% for the year ended December 31, 2005, as compared to the year ended December 31, 2004. The decrease in revenue primarily relates to the cessation of unprofitable operations in conjunction with our restructuring plan. During 2005, we disposed of our Temple and Bullet operations, as well as ceased activity at our unprofitable Tampa brokerage. These closed locations accounted for $4.72 million of our consolidated revenue during the year ended December 31, 2005. Mitigating this decrease was an increase in revenue from the Express-1 operations, which were acquired in August 2004. Consequently only five months are represented within the 2004 consolidated financial statements. Fuel surcharge revenue and expense played a part in the changes between 2005 and 2004. However, we cannot separately quantify the impact of fuel surcharges upon our results of operations for these two periods, since fuel surcharge revenue and expenses were not separately recorded by previous management. In general, in periods of changing fuel prices, our fuel surcharge revenue and fuel expenses, to include fuel surcharges passed through to our fleet of independent contractors, both change by similar amounts.

Express-1 Revenues increased by 112.4% in 2005 as compared to 2004. Express-1 was acquired in 2004, with a transaction effective date of August 1, 2004. Consequently, the revenue reflected within our consolidated results of operations during 2004, represented only five months of business activity for this segment. During 2005, Express-1 successfully increased it’s fleet capacity by 21% as compared to the prior year. Approximately, $14.87 million of the total increase in revenue was a result of increases in revenue associated with Express-1’s fleet of independent contract drivers. In the second half of 2005, benefiting from a strong freight environment, Express-1 experienced a sharp increase in the number of loads available to be brokered within the truckload brokerage portion of its operations. This resulted from the strength in the U.S. economy and the related impact upon transportation capacity and was further the result of demand created in the aftermath of hurricanes Katrina and Rita.

Evansville Revenues decreased by 3.8% in the year ended December 31, 2005 as compared to the prior year. The revenue decrease within Evansville was primarily attributable to a decrease in the number of dedicated lanes serviced to our primary contract customer for this market.

Direct Expenses

	Year Ended December 31,
	2005	2004	Change	% Change

Express-1 contractor	$17,498,000	$6,243,000	$11,255,000	180.3%
Express-1 brokerage	5,119,000	4,314,000	805,000	18.7%

Total Express-1	22,617,000	10,557,000	12,060,000	114.2%
Evansville	4,010,000	4,403,000	(393,000)	(8.9)%
Closed locations	4,225,000	19,360,000	(15,135,000)	(78.2)%

Total direct expenses	$30,852,000	$34,320,000	$(3,468,000)	(10.1)%

Consolidated Direct Expenses decreased by 10.1% for the year ended December 31, 2005, as compared to the prior year. As a percentage of revenues, operating expenses amounted to approximately 77.4% of related revenues for the year ended December 31, 2005, as compared with approximately 80.8% for the year ended December 31, 2004. The decrease in operating expenses as a percentage of revenue resulted primarily from the cessation of our unprofitable businesses in conjunction with our restructuring plan. The impact of fuel costs and fuel surcharge payments to contract drivers also played a part in the decline in operating expenses as a percentage of revenue during the year ended December 31, 2005, versus the prior year.

Express-1 Direct Expenses increased by 114.2% during 2005, as compared to the prior year. As a percentage of revenue, direct expenses increased by less than 1% during the year. Direct expenses represented 73.8% and 73.1% of revenues at Express-1 for the years ended December 31, 2005 and 2004, respectively. The correlation between changes in our revenues and our direct expenses underscores our variable cost model. Fuel played a part in our direct expenses in 2005 as compared to 2004.

Evansville Direct Expenses decreased by 8.9% for the year ended December 31, 2005, as compared to the year ended December 31, 2004. The decrease was due primarily to the implementation of more stringent maintenance practices and management policy on equipment utilized within the Evansville operations, coupled with a switch from the use of outside contract carriers to provide shipment services to the use of company owned or leased trucks. Fuel costs impacted direct expenses during the period.

Gross Margin

	Year Ended December 31,
	2005	2004	Change	% Change

Express-1 contractor	$6,453,000	$2,836,000	$3,617,000	127.5%
Express-1 brokerage	1,597,000	1,043,000	554,000	53.1%

Total Express-1	8,050,000	3,879,000	4,171,000	107.5%
Evansville	455,000	236,000	219,000	92.8%
Closed locations	491,000	4,046,000	(3,555,000)	(87.9)%

Total gross margin	$8,996,000	$8,161,000	$835,000	10.2%

Consolidated Gross Margin increased by $0.84 million to 22.6% of consolidated revenues for the year ended December 31, 2005 as compared to 19.2% of consolidated revenue for the year ended December 31, 2004. The improvement was partially due to the closing of lower margin locations and profits within our restructuring efforts that were completed in 2005. Additionally, the full-year impact of the Express-1 operations upon the consolidated results helped improve margins as a percentage of revenue.

Express-1 Gross Margin increased by 107.5% and represented 26.2% of revenue for the year ended December 31, 2005, as compared to 19.2% of revenues for the prior year. As a percentage of revenue, gross margin decreased by less than 1 percentage point. Gross margin improved within the Express-1 Brokerage operations due to the strength of the market for general capacity expedites. During 2005, the transportation market benefited from excess demand as a result of hurricanes Katrina and Rita. This demand in the general transportation market created the opportunity for greater margins and revenues on the brokerage activities within Express-1. Margin within the Express-1 contractor fleet decreased by 4.3 percentage points. During 2005, Express-1 successfully increased its fleet of contractors by 21 percent over 2004 levels.

Evansville Gross Margin increased by 92.8% and represented 10.2% of revenues during 2005, as compared to 5.1% of revenues in 2004. The increase in margin within Evansville was principally due to a shift from the use of independent contractor leased units to company owned or leased trucks within the Evansville market, coupled with a reduction in maintenance charges associated with a change in focus for maintaining the equipment.

Sales, General and Administrative Expenses

	Year Ended December 31,
	2005	2004	Change	% Change

Express-1	$5,999,000	$2,248,000	$3,751,000	166.9%
Evansville	598,000	788,000	(190,000)	(24.1)%
Closed locations	1,287,000	5,596,000	(4,309,000)	(77.0)%
Corporate	2,479,000	2,120,000	359,000	16.9%

Subtotal sales general and administrative expenses	10,363,000	10,752,000	(389,000)	(3.6)%
Reorganization cost	4,448,000	2,568,000	1,880,000	73.2%

Total sales general and administrative expenses	$14,811,000	$13,320,000	$1,491,000	11.2%

Consolidated Sales, General and Administrative Expenses (SG&A) increased by 11.2% during the year ended December 31, 2005, as compared to the year ended December 31, 2004. This increase was offset by a $2.43 million reduction in SG&A expense associated with the operations closed in our restructuring activities and the charges associated with restructuring. Within the remaining expedite operations and corporate activities, SG&A expenses increased by 76.0% to $9.08 million during 2005, from $5.16 million in 2004. Most of the increase is attributable to the full-year impact of our Express-1 operations. As a percentage of revenue, SG&A expenses increased to 37.2% of revenue during 2005, versus 31.4% of revenue during 2004.

Express-1 Selling, General and Administrative Expense increased by 166.9 % for the year ended December 31, 2005, as compared to the prior year. During this same period, Express-1 increased its revenue by approximately 112.4%. Comparisons of the Express-1 operations are difficult for this period, as the 2004 results included within our consolidated results represent only the last five months of 2004. Historically, the last half of the year is the strongest within the expedite market, with stronger rates, utilization and margins during this period. Consequently, SG&A is typically lower as a percentage of revenue during the second half of each year. Certain SG&A components such as amortization of intangibles related to the acquisition of Express-1 were only partially included within the 2004 results. The Express-1 model has historically allowed for a much slower rate of growth within the SG&A areas, as the rate of growth for revenue.

Evansville Selling, General and Administrative Expense decreased by 24.1% during 2005, as compared to 2004. Principle components of SG&A within Evansville include wages and benefits, depreciation, amortization, office expenses and general supplies.

Net Income (Loss) From Operations

	Year Ended December 31,
Income from Operations	2005	2004	Change	% Change

Express-1	$2,051,000	$1,631,000	$420,000	25.8%
Evansville	(143,000)	(552,000)	409,000	(74.1)%
Closed locations	(796,000)	(1,550,000)	754,000	(48.6)%
Corporate	(2,479,000)	(2,120,000)	(359,000)	16.9%

Subtotal income (loss) from operations	(1,367,000)	(2,591,000)	1,224,000	(47.2)%
Reorganization cost	(4,448,000)	(2,568,000)	(1,880,000)	0.0%

Total income (loss) from operations	$(5,815,000)	$(5,159,000)	$(656,000)	12.7%

Consolidated Loss From Operations increased by 12.7% during the year ended December 31, 2005 as compared to the year ended December 31, 2004. The increase in loss resulted primarily due to the losses and charges associated with our closed operations and restructuring charges. For 2005, the losses and charges from our closed operations were $5.24 million, as opposed to $4.12 million for 2004. Also contributing to the increase in loss was an increase within the corporate charges associated with operating duplicate administrative locations and increased charges associated with corporate executive management.

Express-1 Income from Operations improved by 25.8% during 2005, as compared to 2004. The principle factors in this increase were the increase in revenues, continued strong margins, and the ability to hold SG&A expenses relatively flat. The significance of operating leverage within Express-1 facilitated this increase in income from operations, and will continue to be a principle factor in future fluctuations in operating profits.

Evansville Loss from Operations decreased during 2005 by 74.1% compared to 2004. The principle factors contributing to this reduction in loss were the increases in revenue from newly acquired non-contract accounts and the associated margin attributable to those, coupled with a reduction in the costs of transportation expenses within the contract portion of the business, due to a shift to company provided trucks.

Provision for, Benefit from Income Tax

During the year ended December 31, 2005, we did not record a benefit for income taxes due to the magnitude of our historical losses and the uncertainty surrounding the completeness of our restructuring. During 2004, we recorded a tax benefit of $1.92 million associated with our losses for that period. For further discussion on our tax valuation allowance and the impact of this upon our net earnings, please refer to footnote number 13 accompanying the financial statements elsewhere within this report.

Net Loss

Net Loss increased in 2005, as compared to 2004, as we experienced costs and charges associated with unprofitable business units and restructuring charges associated with refocusing our company solely upon its profitable expedited operations. For 2005 we lost $5.82 million as compared to a loss of $3.24 million during 2004.

Loss Per Share

Basic Loss Per Share was $0.22 for the year ended December 31, 2005 as compared to a loss of $0.14 per share for the year ended December 31, 2004. For the year ended December 31, 2005, basic average shares outstanding were 26,523,650, as compared to 23,935,768 for the year ended December 31, 2004.

Diluted Loss Per Share was the same as basic loss per share for 2005 and 2004. For the purpose of calculating loss per share, basic and diluted share counts were the same in 2005 and 2004, due to the losses recorded in each year.

Use of GAAP and Non-GAAP Measures

In addition to results presented in accordance with generally accepted accounting principles (“GAAP”), we have included in this report “EBITDA”, with EBITDA being defined as earnings before interest, taxes, depreciation and amortization and excluding the cumulative effect of a change in accounting principle, discontinued operations, and the impact of restructuring and other charges. For each non-GAAP financial measure, we have presented the most directly comparable GAAP financial measure and reconciled the non-GAAP financial measure with such comparable GAAP financial measure.

These non-GAAP financial measures provide useful information to investors to assist in understanding the underlying operational performance of our company. Specifically, EBITDA is a useful measure of operating performance before the impact of investing and financing transactions, making comparisons between companies’ earnings power more meaningful and providing consistent period-over-period comparisons of our Company’s performance. In addition, we use these non-GAAP financial measures internally to measure our ongoing business performance and in reports to bankers to permit monitoring of our ability to pay outstanding liabilities.

The table below reconciles EBITDA to Net Income, the most readily comparable GAAP financial measurement for each of the three-month periods ended December 31, 2006, 2005 and 2004, as well as for the years ended on those same dates.

Express-1 Expedited Solutions, Inc.
EBITDA Reconciliation

	Three Months Ended December 31,			Year Ended December 31,
	2006	2005	2004	2006	2005	2004

Net income (loss) as reported	$1,594,000	$597,000	$(2,151,000)	$3,904,000	$(5,815,000)	$(3,238,000)
Income tax (benefit) provision	(1,128,000)	—	(1,320,000)	(1,128,000)	—	(1,921,000)
Interest expense	43,000	53,000	32,000	205,000	187,000	126,000
Depreciation and amortization	305,000	260,000	431,000	1,054,000	1,435,000	1,254,000
Restructuring and exit expenses	—	—	2,568,000	—	4,448,000	2,568,000

EBITDA	$814,000	$910,000	$(440,000)	$4,035,000	$255,000	$(1,211,000)

LIQUIDITY AND CAPITAL RESOURCES

General

As of December 31, 2006, we had approximately $2,078,000 of working capital and had cash and cash equivalents of approximately $79,000, compared with approximately $1,342,000 of working capital and cash and cash equivalents of approximately $386,000 at December 31, 2005. The improvement in working capital is a result of our return to profitability, due to our focus on expedite operations.

During the year ended December 31, 2006, cash decreased by approximately $307,000. During this same time we completed payments related to previous acquisitions of approximately $1,710,000, reduced indebtedness by approximately $1,428,000 and reduced the balance owed by us to outside parties for accounts payable and other accrued expenses. For 2006, we generated cash from operations of $3,637,000 and used approximately $961,000 to purchase capital assets and real estate to be used in our business. We anticipate funding future revenue growth primarily through operations and our line of credit.

Line of Credit

To ensure that our Company has adequate near-term liquidity, our wholly-owned operating subsidiary, Express-1, Inc. (Express-1) entered into new agreements in November 2005 with a Michigan banking corporation (the “Bank”), under which the Bank extended an asset-based line of credit to Express-1 with Express-1 Expedited Solutions, Inc. (Expedited Solutions) acting as guarantor. Under the loan documents, Express-1 may draw down under the line of credit the lesser of $6,000,000 or 80% of the eligible accounts receivable of Express-1, plus

$912,000. The additional $912,000 is available based upon the granting of a security interest in our Buchanan, Michigan facilities. All obligations under the agreements are secured by the accounts receivable of Express-1. As further security, Expedited Solutions entered into agreements providing for a guaranty of the obligations of Express-1 under the loan documents. All advances under the agreement are subject to interest at the rate of the Bank’s prime plus an applicable margin that ranges from negative 0.50% to positive 0.25% based upon the performance of our consolidated company in the preceding quarter. Interest is payable monthly. The maturity date of the loan is September 30, 2008. The line contains various covenants pertaining to the maintenance of certain financial ratios. As of December 31, 2006, we had available borrowing capacity of approximately $3.7 million, and an effective interest rate of 8.00%. We were in compliance with all terms and conditions of the Bank agreement, as of December 31, 2006.

We had outstanding standby letters of credit at December 31, 2006 of $347,000, related to insurance policies either continuing in force or recently canceled. Amounts outstanding for letters of credit reduce the amount available under our line of credit, dollar-for-dollar.

Options and Warrants

We may receive proceeds in the future from the exercise of warrants and options outstanding as of December 31, 2006 in accordance with the following schedule:

	Approximate
	Number of	Approximate
	Shares	Proceeds

Options	5,364,000	$7,935,000
Warrants	7,790,000	11,714,000

Total	13,154,000	$19,649,000

Our strategy is to continue to expand organically through our Express-1 and Evansville operations. To complement this organic growth, we plan to seek acquisitions, on occasion. Potential acquisitions will be considered to the extent they complement our focus on expedited operations and can become quickly accretive to our earnings. Our ability to implement our growth strategy will depend on a number of things, which may be beyond our control and there can be no assurance we will be successful in producing growth. Our ability to continue to grow may depend somewhat on our ability to obtain adequate financing. We may not be able to obtain financing on favorable terms.

Potential Earn-Out Payments Under Acquisition Agreements

Set forth below is a table of the possible contingent consideration that our Company may be required to pay over the next two years if certain criteria related to entities that we have acquired is obtained:

Possible
Year Ending December 31,	Payments*

2007	$1,960,000
2008	$2,210,000

Total	$4,170,000

*	Payments are listed in the year they will be paid and some portions of the payments can be paid in cash or stock.

As of December 31, 2006, we had accrued $1,960,000 related to the above contingent consideration as the contractual contingent criteria was achieved, during 2006. Subsequent to December 31, 2006 and prior to the issuance of this report, we satisfied the contractual acquisition earnout payment of $1,960,000 for 2006, with cash available from working capital and our line of credit facility.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). We adopted SFAS 123R beginning January 1, 2006 using the Modified Prospective Application Method. Under this method, SFAS 123R applies to new awards and to awards modified, repurchased or cancelled after the effective date. Prior to the adoption of SFAS 123R we accounted for stock option grants using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and accordingly, recognized no compensation expense for stock option grants.

Compensation cost is also recognized for the unvested portion of awards granted prior to adoption. Prior periods were not restated to reflect the impact of adopting the new standard, and there is no cumulative effect.

As a result of adopting SFAS 123R, compensation cost of $110,000 has been charged against income for the year ended December 31, 2006. The associated income tax benefit recognized in the income statement related to this adoption was $41,400 for the year ended December 31, 2006. There was no impact on cash flows from operating or financing activities or basic or diluted earnings per share.

The value of each grant under SFAS 123R is estimated at the grant date using the Black-Scholes option model with the following weighted average assumptions for options granted in 2006: historical dividend rates of 0%; risk-free rates between 4.0% and 5.0% for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant; expected terms of between 5 and 10 years which was calculated based upon the Company’s historical pattern of options granted period those options are expected to be outstanding; and expected volatility of 18% to 35% which was calculated by review of the Company’s historical activity as well as comparable peer companies.

During 2006, there was no cash received from the exercise of stock options.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return. FIN 48 sets forth a threshold for financial statement recognition, measurement, and disclosure of tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 (January 1, 2007 for calendar year companies), and is to be applied to all open tax years as of the date of effectiveness. Management is currently evaluating the impact, if any, of applying the various provisions of FIN 48.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”). SFAS 157, “Fair Value Measurement”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS 157 is intended to increase consistency and comparability among fair value estimates in financial reporting. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact, if any, of applying the various provisions of SFAS 157.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates on our bank line of credit which may adversely affect our results of operations and financial condition. We are also exposed to market risk changes in commodity prices.

Under Financial Accounting Reporting Release Number 48 and SEC rules and regulations, we are required to disclose information concerning market risk with respect to foreign exchange rates, interest rates, and commodity prices. We have elected to make such disclosures, to the extent applicable, using a sensitivity analysis approach, based on hypothetical changes in interest rates and commodity prices.

We do not currently use derivative financial instruments for risk management purposes and do not use them for either speculation or trading. Because our operations are confined to the United States or are denominated in U.S. currency, we are not currently subject to foreign currency risk.

Interest Rate Risk

We are subject to interest rate risk to the extent we borrow against our line of credit or incur debt. We attempt to manage our interest rate risk by managing the amount of debt we carry. In the opinion of management, an increase in short-term interest rates could have a materially adverse effect on our financial condition only if in the future we incur substantial indebtedness and the interest rate increases are not offset by freight rate increases or other items. Management does not foresee or expect in the near future any significant changes in our exposure to interest rate fluctuations or in how that exposure is managed by us.

Commodity Price Risk

We are also subject to commodity price risk with respect to purchases of fuel. Historically, we have sought to recover a portion of our short-term fuel price increases from customers through fuel surcharges. Fuel surcharges that can be collected do not always fully offset an increase in the cost of diesel fuel. Based upon the variable cost structure within our primary business unit, Express-1, we pass effectively all the fuel surcharge revenue we receive to our independent contract drivers in the form of fuel surcharge payments. The balance between the amount of fuel surcharges we recover from our customers and the payments we make to our fleet of independent contractors, protects us from much of the commodity price risk associated with fuel costs within the transportation industry.

ITEM 8.	FINANCIAL STATEMENTS

Consolidated Financial Statements
Express-1 Expedited Solutions, Inc.
Years Ended December 31, 2006, 2005 and 2004

Report of Independent Registered Public Accounting Firm

Board of Directors
Express-1 Expedited Solutions, Inc.
Tampa, Florida

We have audited the accompanying consolidated balance sheets of Express-1 Expedited Solutions, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the three-years ended December 31, 2006. These consolidated financial statements are the responsibility of the management of Express-1 Expedited Solutions, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Express-1 Expedited Solutions, Inc. as of December 31, 2006 and December 31, 2005 and the results of its operations and its cash flows for each of the three years ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/  Pender Newkirk & Company LLP
Pender Newkirk & Company LLP
Certified Public Accountants

Tampa, Florida
March 25, 2007

Express-1 Expedited Solutions, Inc.

Consolidated Balance Sheets

	December 31,
	2006	2005

ASSETS
Cash and cash equivalents	$79,000	$386,000
Accounts receivable, net of allowance of $77,000 and $732,000 for 2006 and 2005, respectively	5,354,000	4,434,000
Prepaid expenses	265,000	326,000
Deferred tax asset, current	1,069,000	500,000
Other current assets	181,000	77,000

Total current assets	6,948,000	5,723,000

Property and equipment, net of accumulated depreciation	2,488,000	2,229,000
Goodwill	5,527,000	3,567,000
Identifiable intangible assets	4,225,000	4,629,000
Loans and advances	143,000	439,000
Deferred tax asset, long-term	2,069,000	1,504,000
Other long term assets	209,000	363,000

Total long term assets	14,661,000	12,731,000

Total Assets	$21,609,000	$18,454,000

LIABILITIES & STOCKHOLDERS’ EQUITY
Accounts payable	$1,034,000	$924,000
Accrued salaries and wages	724,000	397,000
Accrued acquisition earnouts	1,960,000	1,710,000
Accrued expenses	740,000	1,011,000
Line of credit, current	—	—
Current maturities of long-term debt	117,000	242,000
Other current liabilities	295,000	97,000

Total current liabilities	4,870,000	4,381,000

Line of credit, long-term	1,159,000	1,764,000
Notes payable and capital leases, less current maturities	127,000	824,000
Other long-term liabilities	115,000	199,000

Total long-term liabilities	1,401,000	2,787,000

Stockholders’ equity
Preferred Stock, $.001 par value; 10,000,000 shares no shares issued or outstanding	—	—
Common Stock, $.001 par value; 100,000,000 shares authorized; 26,516,037 and 26,465,034 shares issued, and 26,336,037 and 26,285,034 outstanding at December 31, 2006 and 2005, respectively	27,000	26,000
Additional paid-in capital	20,459,000	20,312,000
Accumulated deficit	(5,041,000)	(8,945,000)
Treasury stock, at cost, 180,000 shares	(107,000)	(107,000)

Total stockholders’ equity	15,338,000	11,286,000

Total liabilities and equity	$21,609,000	$18,454,000

The accompanying notes are an integral part of the consolidated financial statements.

Express-1 Expedited Solutions, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2006	2005	2004

Revenues
Operating revenues	$42,191,000	$39,848,000	$42,481,000
Expenses
Operating expenses	31,396,000	30,852,000	34,320,000

Gross profit	10,795,000	8,996,000	8,161,000

Sales, general and administrative expense	7,608,000	10,176,000	10,714,000
Restructuring, exit and consolidation expense	—	4,448,000	2,568,000

Total sales, general and administrative expense	7,608,000	14,624,000	13,282,000
Other expense	206,000	—	(88,000)
Interest expense	205,000	187,000	126,000

Income (loss) before income tax provision	2,776,000	(5,815,000)	(5,159,000)
Income tax (benefit) provision	(1,128,000)	—	(1,921,000)

Net income (loss)	$3,904,000	$(5,815,000)	$(3,238,000)

Basic income (loss) per common share	$0.15	$(0.22)	$(0.14)

Basic weighted average common shares outstanding	26,297,120	26,523,650	23,935,768

Diluted income (loss) per common share	$0.15	$(0.22)	$(0.14)

Diluted weighted average common shares outstanding	26,641,012	26,523,650	23,935,768

The accompanying notes are an integral part of the consolidated financial statements.

Express-1 Expedited Solutions, Inc.

Consolidated Statements of Changes in Stockholders’ Equity
For the Three Years Ended December 31, 2006

					Additional	Accumulated
	Preferred Stock		Common Stock		Paid in	Earnings	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Shares	Amount	Total

Balance, January 1, 2004	773,896	$774,000	17,087,840	$17,000	$7,427,000	$108,000			$8,326,000
Conversion of series A preferred stock	(773,896)	(774,000)	763,923	1,000	773,000				—
Issuance of common stock for acquisitions			422,000	1,000	454,000				455,000
Issuance of warrants					158,000				158,000
Issuance of common stock, net			8,453,271	8,000	11,593,000				11,601,000
Net loss						(3,238,000)			(3,238,000)

Balance, December 31, 2004	—	$—	26,727,034	$27,000	$20,405,000	$(3,130,000)	—	$—	$17,302,000
Retirement of stock for payment of debt			(22,000)		(29,000)				(29,000)
Issuance of stock for consultant services					67,000				67,000
Issuance of ESOP shares			25,000		28,000				28,000
Retirement of stock from
Temple purchase			(265,000)	(1,000)	(159,000)				(160,000)
Purchase of Treasury stock							(180,000)	(107,000)	(107,000)
Net loss						(5,815,000)			(5,815,000)

Balance, December 31, 2005	—	—	26,465,034	$26,000	$20,312,000	$(8,945,000)	(180,000)	$(107,000)	$11,286,000
Issuance of stock for warrant exercise			1,003		1,000				1,000
Stock option expense					110,000				110,000
Issuance of ESOP shares			50,000	1,000	36,000				37,000
Net income						3,904,000			3,904,000

Balance, December 31, 2006	—	—	26,516,037	$27,000	$20,459,000	$(5,041,000)	(180,000)	$(107,000)	$15,338,000

The accompanying notes are an integral part of the consolidated financial statements.

Express-1 Expedited Solutions, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004

Operating activities
Net income (loss)	$3,904,000	$(5,815,000)	$(3,238,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provisions for allowance for doubtful accounts	157,000	(339,000)	308,000
Depreciation and amortization	1,054,000	1,435,000	1,254,000
Non-cash impairment of intangible assets	23,000	3,958,000	737,000
Loss on retirement of note receivable	90,000	32,000	—
Realized loss (gain) on market value of trading stock	—	88,000	(88,000)
Loss on disposal of equipment	66,000	12,000	—
Non-cash expenses related to issuance of stock and warrants	110,000	103,000	28,000
Changes in:
Accounts and other trade receivables	(1,078,000)	3,118,000	(502,000)
Other current assets	(674,000)	(92,000)	(1,368,000)
Prepaid expenses and other assets	62,000	653,000	(26,000)
Other receivables	56,000	—	—
Other assets	(535,000)	(62,000)	(326,000)
Accounts payable	110,000	(1,157,000)	(78,000)
Accrued expenses	(271,000)	(309,000)	63,000
Accrued salaries and wages	364,000	(247,000)	189,000
Other liabilities	199,000	(33,000)	13,000

Total adjustments	(267,000)	7,160,000	204,000

Net cash provided by (used in) operating activities	3,637,000	1,345,000	(3,034,000)

Investing activities
Purchases of equipment	(961,000)	(270,000)	(1,087,000)
Acquisition of business, net of cash acquired	—	—	(7,745,000)
Proceeds from the sale of assets	5,000	388,000	—
Payment on acquisition earn-outs	(1,710,000)	(1,602,000)	—
Proceeds (payments) from notes receivable	150,000	170,000	(26,000)

Net cash provide by (used in) investing activities	(2,516,000)	(1,314,000)	(8,858,000)

Financing activities
Proceeds (payments) from line of credit, net	(1,252,000)	581,000	777,000
Net obligations under factoring arrangements	—	—	(1,033,000)
Issuance of debt	10,000	—	566,000
Payments of debt	(186,000)	(400,000)	—
Issuance of credit to buyers of Temple and Bullet	—	(413,000)	(1,166,000)
Proceeds (payments) from issuance of equity, net	—	(160,000)	11,573,000
Purchase of Treasury Stock	—	(107,000)	—

Net cash provided by (used by) financing activities	(1,428,000)	(499,000)	10,717,000

Net decrease in cash and cash equivalents	(307,000)	(468,000)	(1,175,000)
Cash and cash equivalents, beginning of year	386,000	854,000	2,029,000

Cash and cash equivalents, end of period	$79,000	$386,000	$854,000

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during the year for interest	$205,000	$179,000	$128,000
Cash paid during the year for income taxes	—	—
Debt used to finance purchase of building	$647,000	$681,000	—

The company received approximately $140,000 and $138,000 of non-cash consideration in 2005 related to the sales of Temple and Bullet.

The accompanying notes are an integral part of the consolidated financial statements.

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements
Years ended December 31, 2006, 2005 and 2004

1.	Significant Accounting Principles

  Basis of Presentation

Express-1 Expedited Solutions, Inc. and its wholly owned subsidiaries (“the Company”) provide transportation and logistics services to over 1,500 active customers, specializing in time definite transportation and offer a variety of exclusive use vehicles, providing reliable same-day or high-priority service to customers within the United States and portions of Canada. Services include expedited surface transportation, aircraft charters and dedicated expedite delivery.

  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Express-1 Expedited Solutions, Inc. and all of its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company does not have any variable interest entities whose financial results are not included in the consolidated financial statements.

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

  Reclassifications

Certain prior year amounts shown in the accompanying consolidated financial statements have been reclassified to conform to the 2006 presentation. In addition, adjustments to estimates and purchase price allocations related to business acquisitions in 2004 have been reclassified for comparable presentation. These reclassifications did not have any effect on total assets, total liabilities, total stockholders’ equity or net income.

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

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

Concentration of credit risk with respect to trade receivables from any one customer is limited due to the Company’s large number of customers and wide range of industries and locations served. One of its customers, a domestic automotive manufacturer, accounted for approximately 16% of the Company’s revenues in fiscal 2006. The Company has a significant concentration of credit risk associated with its aggregate of customer account receivables originating from the domestic automotive industry. For the year ended December 31, 2006, the Company generated approximately 35% of its consolidated revenue from the Big Three U.S. automotive manufacturers. The concentration is comprised not only of domestic automotive manufacturers (the U.S. Big Three), but also extends to major automotive industry suppliers. The Company services many other customers who support and derive their revenues from the automotive industry exclusive of the Big Three and their major suppliers.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customers payment history and the customer’s current ability to pay its obligation. Based on managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $77,000 and $732,000 is considered necessary as of December 31, 2006 and 2005, respectively. We do not accrue interest on past due receivables.

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

Years

Land	0
Building and improvements	39
Revenue Equipment	2-7
Office equipment	3-10
Warehouse equipment and shelving	3-7
Computer equipment and software	2-5
Leasehold improvements	Lease term

  Goodwill

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires an annual impairment test for goodwill and intangible assets with indefinite lives. Under the provisions of SFAS No. 142, the first step of the impairment test requires that the Company determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. For the year December 31, 2004, the Company recognized impairments of approximately $85,000, for goodwill related to activities of its Frontline

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

operation. For the year ended December 31, 2005, the Company wrote-off approximately $922,000 of goodwill related to companies closed in conjunction with its restructuring activities. There was no impairment of goodwill associated with the Company’s remaining operations, for the years ended December 31, 2006 and 2005. In the future, the Company will perform the annual test during its fiscal third quarter unless events or circumstances indicate impairment of the goodwill may have occurred before that time.

  Identified Intangible Assets

The Company follows the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. For the years ended December 31, 2005 and 2004 there were impairments of identified intangible assets of approximately $1,088,000 and $365,000 respectively, primarily related to the Company’s restructuring plan. For the year ended December 31, 2006 the Company impaired an additional $23,000 relating to a terminated employment contract.

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

  Revenue Recognition

Operating revenues for the Company are recognized on the date the freight is delivered. Related costs of delivery of shipments are accrued as incurred and expensed when the revenue is recognized.

  Income Taxes

Taxes on income are provided in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax basis of particular assets and liabilities in addition to the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

income or expense in the period that included the enactment date. A valuation allowance is provided to offset the net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. See footnote 13 for details regarding the Company’s application of SFAS 109.

  Stock Options

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). We adopted SFAS 123R beginning January 1, 2006 using the Modified Prospective Application Method. Under this method, SFAS 123R applies to new awards and to awards modified, repurchased or cancelled after the effective date. Prior to the adoption of SFAS 123R we accounted for stock option grants using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and accordingly, recognized no compensation expense for stock option grants.

Compensation cost is also recognized for the unvested portion of awards granted prior to adoption. Prior periods were not restated to reflect the impact of adopting the new standard, and there is no cumulative effect.

As a result of adopting SFAS 123R, compensation cost of $110,000 has been charged against income for the year ended December 31, 2006. The associated income tax benefit recognized in the income statement related to this adoption was $41,400 for the year ended December 31, 2006. There was no impact on cash flows from operating or financing activities or basic or diluted earnings per share.

The value of each grant under SFAS 123R is estimated at the grant date using the Black-Scholes option model with the following weighted average assumptions for options granted in 2006: historical dividend rates of 0%; risk-free rates between 4.0% and 5.0% for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant; expected terms of between 5 and 10 years which was calculated based upon the Company’s historical pattern of options granted period those options are expected to be outstanding; and expected volatility of 18% to 35% which was calculated by review of the Company’s historical activity as well as comparable peer companies.

During 2006, there was no cash received from the exercise of stock options.

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R, to stock-based employee compensation prior to January 1, 2006.

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

  Earnings per Share

Earnings per common share are computed in accordance with SFAS No. 128, “Earnings Per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. The weighted average number of shares was 26,297,120 for the year ended December 31, 2006; 26,523,650 for the year ended December 31, 2005;and 23,935,768 for the year ended December 31, 2004. The diluted weighted average number of shares was 26,641,012 for the year ended December 31, 2006; 26,536,412 for the year ended December 31, 2005; and 24,730,411 for the year ended December 31, 2004.

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

  Recently Issued Financial Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return. FIN 48 sets forth a threshold for financial statement recognition, measurement, and disclosure of tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 (January 1, 2007 for calendar year companies), and is to be applied to all open tax years as of the date of effectiveness. Management is currently evaluating the impact, if any, of applying the various provisions of FIN 48.

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurement”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS 157 is intended to increase consistency and comparability among fair value estimates in financial reporting. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact, if any, of applying the various provisions of SFAS 157.

2.	Restructuring

In the third quarter of 2004, shortly after the acquisition of Express-1, Inc., the Company’s Board of Directors and management team initiated a restructuring plan (the “Plan”), with the intent of creating a sustainable operating model. The Plan called for the closing of the Company’s unprofitable companies, operations and locations. It also refocused the Company on its profitable expedited transportation businesses. Throughout the fall of 2004, the Company exited its airport-to-airport business and its Dasher operations. Continuing this restructuring activity in 2005, the Company exited its Tampa brokerage activities in addition to its Temple and Bullet operations. The Company also relocated its executive offices from Tampa, Florida to Buchanan, Michigan. The table below outlines the timeline and activities involved in the Plan.

Express-1 Expedited Solutions Restructuring Charges

	Year Ending December 31,
	2006	2005	2004

Writeoff of goodwill and intangibles	$—	$2,010,000	$—
Writeoff and impairment of assets	—	1,378,000	550,000
Employee costs and severance	—	455,000	630,000
Other restructuring expenses	—	295,000	651,000
Impairment of leases	—	—	737,000
Writeoff of uncollectible accounts	—	310,000	—

Total restructuring charges	$—	$4,448,000	$2,568,000

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

During the third quarter of 2005, the Company completed substantially all of its restructuring initiatives. Remaining after the completion of the Plan were its Express-1 expedite transportation operations headquartered in Buchanan, Michigan and its dedicated expedited transportation operation located in Evansville, Indiana. These operations are complementary and provide the Company with a core base of focused transportation services.

3.	Accounts Receivable

	2006	2005

Accounts receivable	$5,431,000	$5,166,000
Less: Allowance for doubtful accounts	77,000	732,000

	$5,354,000	$4,434,000

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

The activity in the Company’s allowance for doubtful accounts during the year ended December 31, 2006 and 2005 is summarized below:

	2006	2005

Balance at beginning of year	$732,000	$966,000
Additions: Charged to cost and expense	157,000	(339,000)
Deductions and adjustments	(812,000)	105,000

Balance at end of year	$77,000	$732,000

4.	Property and Equipment

	Years Ending December 31,
	2006	2005

Buildings	$1,066,000	$871,000
Leasehold improvement	51,000	—
Office equipment	166,000	150,000
Revenue equipment	1,782,000	1,530,000
Warehouse equipment	78,000	56,000
Computer equipment	497,000	273,000
Computer software	258,000	255,000

	3,898,000	3,135,000
Less: accumulated depreciation	(1,410,000)	(906,000)

Total property and equipment	$2,488,000	$2,229,000

Depreciation expense of property and equipment totaled approximately $631,000, $933,000 and $822,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

5.	Loans and Advances

In conjunction with its restructuring activities and the related disposal of its Temple and Bullet operations, the Company entered into loans with the buyers of each of these operations. The Temple operations were sold to Temple Trucking Services, Inc (TTSI) and the operations of Bullet were sold to Bullet Freight Systems (BFS). Both TTSI and BFS were companies newly formed by unrelated third parties specifically to facilitate their individual purchases of the Company’s operations. The Company provided the buyers of each of the two disposed companies with a line of credit, and a loan to finance their purchase of the assets.

In July 2005, the Company provided TTSI with a $250,000 line of credit facility bearing interest at the rate of 6% per annum payable in sixty equal monthly payments of principal and interest commencing in July 2006. Draws upon this line by TTSI were required to be made before June 30, 2006. The Company also sold certain of its operational assets to TTSI in exchange for a $105,000 note with a term of sixty months bearing interest at the rate of 6% per annum. The $105,000 equipment note was satisfied by TTSI, prior to December 31, 2005. The company recognized a loss of approximately $32,000 associated with the satisfaction of this loan.

In August 2005, the Company provided BFS with a $200,000 line of credit bearing interest at the rate of 6% per annum payable in sixty equal monthly payments of principal and interest commencing in August 2007. Draws upon this line by BFS were required to be made before July 31, 2006. The Company also sold a portion of its pickup and delivery assets to BFS in exchange for a $33,000 note with a term of sixty months bearing interest at the rate of 6% per annum. On March 27, 2006, the Company executed a settlement agreement with BFS and its owners whereby the Company accepted $150,000 in cash as payment in full on the BFS note and credit facility.

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

The table below outlines the balances of loans and advances at December 31,

	Year Ending December 31,
	2006	2005

TTSI — Line of credit	$—	$200,000
TTSI — Loan	143,000	—
BFS — Line of credit	—	206,000
BFS — Sale of assets	—	33,000

Total loans and advances	$143,000	$439,000

6.	Goodwill

The change in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 is as follows:

Balance at December 31, 2004	2,634,000
Restructuring Impairment	(922,000)
Contingent contractually earned payments	1,855,000

Balance at December 31, 2005	3,567,000
Contingent contractually earned payments	1,960,000

Balance at December 31, 2006	$5,527,000

As of December 31, 2006, the company had accrued $1,960,000 for contingent consideration related to the Express-1, Inc. and Dasher Express Inc. acquisitions. Payment was made in the first quarter of 2007 in accordance with the terms of the contracts and will be reflected as a use of cash in 2007. Exclusive of any future impairment of goodwill related to these acquisitions, there will be no impact on the Company’s earnings.

7.	Identified Intangible Assets

Intangible assets consist of the following:

	Year Ending December 31,
	2006	2005

Intangible not subject to amortization:
Trade name	$3,346,000	$3,346,000
Intangibles, net of amortization
Employee contracts	68,000	156,000
Non-compete agreements	441,000	537,000
Customer relationships	288,000	359,000
Driver independent contractor network	—	75,000
Other	82,000	156,000

Total identifiable intangible assets	$4,225,000	$4,629,000

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following is a schedule by year of future expected amortization expense related to identifiable intangible assets as of December 31, 2006:

2007	$276,000
2008	200,000
2009	173,000
2010	160,000
2011	60,000
Thereafter	10,000

Total future expected amortization expense	$879,000

The Company recorded amortization expense of approximately $423,000 $502,000 and $432,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

8.	Notes Payable and Capital Leases

The Company enters into notes payable and capital leases with various third parties from time to time to finance certain operational equipment, real property and other assets used in its business operations. Generally these loans and capital leases bear interest at market rates, and are collateralized with equipment and certain assets of the Company.

The table below outlines the Company’s notes payable and capital lease obligations as of December 31, 2006 and 2005.

			Year Ending December 31,
	Interest rates	Term (months)	2006	2005

Equipment loans	6% - 10%	24 - 36	$9,000	$—
Automobile loans	0%	48	8,000	15,000
Mortgage loan (Buchanan building)	6%	60	—	647,000
Capital leases for equipment	0% - 18%	24 - 60	227,000	404,000

Total notes payable and capital leases			244,000	1,066,000
Less: current maturities of long-term debt			117,000	242,000

Non-current maturities of long term-debt			$127,000	$824,000

The following is a schedule by year of future minimum principal payments required under the terms of the above notes payable and capital lease obligations as of December 31, 2006:

2007	$117,000
2008	119,000
2009	8,000

Total future principal payments	$244,000

The Company estimates it will incur interest expense associated with capital leases included within the total minimum principal schedule above amounting to approximately $20,000, $9,000 and $2,000 for the next three years (2007, 2008 and 2009, respectively). These interest payments will increase the minimum amounts paid for each of these years.

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

9.	Revolving Credit Facilities

In November 2005, the Company entered into an agreement with a Michigan banking corporation (the “Bank”), under which the Bank extended an asset-based line of credit to the Company, through its wholly owned subsidiary, Express-1, Inc with Express-1 Expedited Solutions, Inc. acting as guarantor. Under the terms of the agreement, Express-1 may draw down amounts under the facility not to exceed $6.0 million in the aggregate, at interest rates that are based upon the Bank’s prime lending rate. The amount that may be drawn at any time is limited to the lesser of the $6.0 million limit or 80% of eligible accounts receivable, plus $912,000. Express-1 assets pledged as collateral for the borrowing base include trade accounts receivable and two parcels of real property located at Post Road in Buchanan, Michigan. As of December 31, 2006, availability under the facility was approximately $3.7 million. The rate of interest charged on this facility as of December 31, 2006 was 8.0%. Rates vary, based upon the Company’s financial results. The facility matures on September 30, 2008. The credit facility contains certain financial covenants and provisions, all of which the Company was in compliance with as of December 31, 2006.

10.	Commitments and Contingencies

Lease Commitments

The following is a schedule by year of future minimum payments required under operating leases for various transportation and office equipment that have an initial or remaining non-cancelable lease term in excess of one year as of December 31, 2006. The leases have been further classified into categories depending upon whether the lease relates to a location currently used within the Company’s operations or relates to a closed location. The future minimum lease payments for all closed locations have been recorded as a liability on the Company’s balance sheet as of December 31, 2006.

	Current	Closed
	Operations	Locations

For the Year Ended December 31,
2007	$92,000	$16,000
2008	25,000	5,000
2009	2,000	1,000

Total	$119,000	$22,000

In addition, the Company continues to lease real property in Orlando, Florida which formerly housed one of the Company’s closed operations. This property has been sublet to a third-party for the remainder of the lease period which expires in 2008. The sublease terms, including the cost, are consistent with the original lease, and therefore we have not been included as a liability for future rent payments related to this real property.

Rent expense including the above items in addition to short term vehicle rentals amounted to approximately $360,000, $474,000 and $735,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Contingent Commitment

The Company has entered into an agreement with a third party transportation equipment leasing company which results in a contingent liability as defined by Financial Accounting Standards Board Interpretation Number 45, and in Statement of Financial Accounting Standards Number 5. Accordingly, the Company has estimated and recorded a contingent liability of $25,000 as of December 31, 2006. The Company will continue to evaluate this contingent liability in the future and adjust if deemed appropriate.

The contingent liability originated from the Company’s agreement to pay a portion of the interest carrying cost of equipment offered for lease to its independent contractors, should such equipment become unleased during the

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

four-year term of a lease program. The Company has agreed to pay interest carrying charges for a period not to exceed 90 days at the rate of six percent. In addition to the equipment inventory carrying charges, the Company has agreed to absorb up to 50% of any loss on the sale of the non-leased equipment, should the parties determine it is in their interest to sell such equipment and terminate the leasing program. Offsetting the amount of the contingent liability the Company could pay, will be deposits and escrowed funds deposited by each individual independent contractor lessee with the unaffiliated third-party leasing company. The Company has not guaranteed the performance of the contractor lessee, nor does it have an interest in or liability for the lease arrangement between the leasing company and the independent contractor lessee. The Company provided its guarantee solely to encourage the leasing company to offer high-quality equipment to contractor lessees at lower prices, lower interest rates and more favorable terms than those generally available in the open market for similarly situated independent contractors.

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

Litigation

In the ordinary course of business, the Company may be a party to a variety of legal actions that affect any business. The Company does not currently anticipate any of these matters or any matters in the aggregate to have a materially adverse effect on the Company’s business or its financial position or results of operations.

Regulatory Compliance

The Company’s activities are regulated by state and federal regulatory agencies under requirements that are subject to broad interpretations. The Company cannot predict the position that may be taken by these third parties that could require changes to the manner in which the Company operates.

11.	Equity

Convertible Preferred Stock

The authorized preferred stock of the Company consists of 10,000,000 shares at $.001 par value, of which no shares were issued and outstanding as of December 31, 2006, 2005 and 2004. The authorized preferred stock is comprised of three classes: Series A Redeemable, Series B Convertible and Series C Redeemable, each of with differing terms, rates of interest and conversion rights.

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

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

Treasury Stock

In 2005, the Company received 180,000 shares of its Common Stock from the holders thereof in settlement of certain loans and deposits between the Company and these shareholders. The shares were recorded at market price on the dates on which they were acquired by the Company.

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

The following summarizes the Company’s stock option and warrant activity and related information:

		Range of Exercise	Weighted Average
	Shares	Prices	Exercise Price

Outstanding at January 1, 2004	7,386,498	$1.01 - 1.50	$1.35
Warrants granted	2,126,714	$1.50 - 2.20	$2.09
Warrants cancelled
Warrants exercised	(1,238,000)	$1.00 - 1.50	$1.27
Options granted	5,178,238	$1.10 - 2.75	$1.68
Options cancelled
Options exercised	(350,000)	$1.15 - 1.31	$1.22

Outstanding at December 31, 2004	13,103,450	$1.00 - 2.50	$1.57
Warrants granted
Warrants cancelled
Warrants exercised
Options granted	860,000	$0.57 - 1.25	$0.93
Options cancelled	(766,500)	$1.10 - 2.75	$1.75
Options expired	(70,000)	$1.75	$1.75

Outstanding at December 31, 2005	13,126,950	$0.57 - 2.75	$1.52
Warrants granted
Warrants cancelled
Warrants exercised
Options granted	852,502	$0.74 - 1.29	$0.94
Options cancelled	(370,000)	$1.15 - 1.75	$1.48
Options expired	(455,714)	$1.40 - 1.75	$1.67

Outstanding at December 31, 2006	13,153,738	$0.57 - 2.75	$1.49

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes information about options and warrants outstanding and exercisable as of December 31, 2006:

	Outstanding Warrants and Options			Exercisable Warrants and Options
		Weighted		Weighted
		Average	Weighted	Average		Weighted
	Number	Remaining	Average	Remaining	Number	Average
	Outstanding	Life	Price	Life	Exercisable	Price

Range of Exercise
$0.50 - 1.00	1,725,000	3.8	$0.91	3.8	1,621,005	$0.92
$1.01 - 1.25	2,955,167	3.5	1.24	3.5	2,470,692	1.25
$1.26 - 1.50	3,857,999	2.1	1.44	2.2	3,644,825	1.44
$1.51 - 2.00	2,822,857	0.9	1.75	0.9	2,366,689	1.75
$2.20 - 2.75	1,792,715	2.3	2.20	2.3	1,792,101	2.20

	13,153,738	2.5	$1.49	2.5	11,895,312	$1.50

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

Express-1 Expedited Solutions, Inc.

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

In August 2004, the Company acquired all of the issued and outstanding stock of Express-1, Inc. (Express-1), a privately owned provider of expedited transportation services. The stock of Express-1 was acquired from 5 nonaffiliated individual shareholders. Prior to the closing of the transaction, the Company had no material relationship with any of the selling shareholders.

The purchase price for the stock of Express-1, included a $6,000,000 cash payment, the issuance of 50,000 shares of restricted common stock of the Company, and the issuance of warrants to purchase 500,000 shares of common stock of the Company at an exercise price of $1.75 per share and 2,428,571 warrants at an exercise price of $1.75 per share and becoming exercisable during various periods over the subsequent four years. The consideration also included a provision under which the Company could be required to make conditional payments of up to an additional $6,500,000 in cash and restricted common stock to the selling shareholders over the following 3 years, depending on the performance of the acquired company. The estimated purchase price was approximately $6,713,000, which includes acquisition costs of approximately $378,000 and additional tax payments to the former owners of approximately $200,000 but excludes the contingent consideration. The table following in this footnote summarizes the allocation of the approximate purchase price based on management’s estimate of the fair value of assets acquired and liabilities assumed.

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

Express-1 Expedited Solutions, Inc.

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

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

13.  Income Taxes

The provision for income taxes is as follows:

	Year Ended December 31,
	2006	2005	2004

Current
Federal	$5,000	$—	$52,000
State	1,000	—	5,000

	6,000	—	57,000

Deferred
Federal	(1,025,000)	—	(1,787,000)
State	(109,000)	—	(191,000)

	(1,134,000)	—	(1,978,000)

Total provision	$(1,128,000)	$—	$(1,921,000)

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	Year Ending December 31,
	2006	2005	2004

Provision For Income Tax
Income tax provision at statutory rate	$954,000	$(1,977,000)	$(1,754,000)
Increase (decrease in income tax due to:
Meals and entertainment	9,000
Officers life insurance	7,000
State tax provision	104,000	(210,000)	18,000
Change in valuation allowance	(2,073,000)	2,073,000
All other non-deductibles items	(129,000)	114,000	(185,000)

Total provision for income tax	$(1,128,000)	$—	$(1,921,000)

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

The tax effects of temporary differences that give rise to significant portions of the current and non-current deferred tax asset at December 31, 2006 and 2005 are as follows:

	Year Ending December 31,
	2006	2005

Current deferred tax items
Allowance for doubtful accounts	$29,000	$275,000
Prepaid expenses	(92,000)	(19,000)
Excess capital loss	—	15,000
Adverse lease accrual	6,000	—
Accrued deferred comp	109,000	80,000
Charitable contributions	17,000	6,000
Net operating loss	1,000,000	143,000
Unrealized gain	—	—

Total current deferred tax asset	$1,069,000	$500,000

Non-current deferred tax items
Property plant and equipment	$(90,000)	$(121,000)
Set-up costs	(3,000)	—
Amortization expense	(30,000)	548,000
Adverse lease accrual	10,000	—
Stock option expense	41,000	—
AMT credit	37,000	—
Net operating loss	2,104,000	3,150,000
Valuation allowance	—	(2,073,000)

Total non-current deferred tax asset	$2,069,000	$1,504,000

Total deferred asset	$3,138,000	$2,004,000

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. During 2005 the Company had significant cumulative losses, and based on the above guidance established a valuation allowance of $2,073,000 to provide for that uncertainty. Subsequently in 2006, based upon the income generated, the Company eliminated its valuation allowance to recognize its anticipated future use of the benefits of its accumulated deferred tax benefits, as of December 31, 2006.

As of December 31, 2006, the Company had both federal and state net operating loss carry forwards. The federal loss carry forward totaled approximately $8,250,000 and begins expiring in 2021.

14.	Related Party Transactions

In August of 2004, the Company acquired Express-1, Inc. and agreed to purchase the building located at 429 Post Road, Buchanan, Michigan for $850,000. The Company also agreed to rent the building on a month-to-month basis with monthly rental payments of ten thousand ($10,000) dollars on a triple net basis until the purchase was completed. For the years ended December 31, 2005 and 2004 rent in the amounts of approximately $40,000 and $50,000 respectively was paid for the building to the former owners of Express-1, including certain officers of the Company. In May of 2005, the Company finalized the purchase the Buchanan facility, located at 429 Post Road, for approximately $850,000 and ceased paying monthly rent to the former owners of Express-1.

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

During 2005, the Company transferred ownership in stock and marketable securities valued at $200,000 to its former CEO as part of his severance agreement. In 2006, in further and final settlement with its former CEO, the Company issued stock options for 125,000 shares of its common stock at the then current market price of $1.04 per share with a five-year maturity date.

15.	Employee Benefit Plans

The Company has a defined contribution 401(k) salary reduction plan intended to qualify under section 401(a) of the Internal Revenue Code of 1986 (“Salary Savings Plan”). The Salary Savings Plan allows eligible employees, as defined in the plan document, to defer up to fifteen percent of their eligible compensation, with the Company contributing an amount determined at the discretion of the Company’s Board of Directors. The Company contributed approximately $32,000, $27,000 and $127,000 to the Salary Savings Plan for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company also maintains a Non-qualified Deferred Compensation Plan for certain employees. This plan allows participants to defer a portion of their salary on a pretax basis and accumulate tax-deferred earnings plus interest. The Company provides a matching contribution of 25 percent of the employee contribution, subject to a maximum Company contribution of $2,500 per employee. These deferrals are in addition to those allowed in the Company’s 401(k) plans. The Company’s matching contribution expense for such plans was approximately $1,000, $5,000 and $4,000 for the years ended December 31, 2006, 2005 and 2004. In addition, the Company contributed $120,000 and $120,000 for the years ended December 31, 2006 and 2005 to the plan to fulfill contractual obligations related to the acquisition of Express-1 to the former executives of Express-1, all of which were employed within the Company at December 31, 2006.

In 2004, the Company established an Employee Stock Ownership Plan (“ESOP”) for all employees. The plan only allows employer contributions, which is at the sole discretion of the board of directors. To be eligible to receive contributions the employee must complete one year of full time service and be employed on the last day of the year. Contributions to the plan vest over a five-year period.

	ESOP Shares	Stock		Expense
	Awarded	Valuation	Issuance Date	Recognized

2004	25,000	$1.12	03/31/05	$28,000
2005	50,000	0.74	10/06/06	37,000
2006	90,000	1.38	To be issued in 2007	124,000

Total	165,000			$189,000

16.	Employment Agreements

The Company has in place with certain of its executives employment agreements calling for payments totaling $602,000 and $216,000 for the years ending December 31, 2007 and 2008. These contracts vary in length and terms, but provide for continuity of employment pending termination “for cause” for the covered employees.

17.	Subsequent Events

On February 28, 2007, the Company determined that approximately $175,000 of revenue earned in Fiscal 2007 with a customer was uncollectible. The Company has reserved the entire $175,000 as additional allowance for uncollectible accounts in Fiscal 2007. The Company is pursuing all options to recover the $175,000 adjustment.

During the first quarter of 2007, the Company received approximately $200,000 in exchange for the exercise of warrants related to the Company’s former private placements. In exchange for these warrants, the Company issued 219,343 shares of its common stock.

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

18.	Quarterly Financial Data

Express-1 Expedited Solutions, Inc.

Quarterly Financial Data (Unaudited)

	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006

Operating Revenues	$9,555,000	$11,120,000	$10,851,000	$10,665,000
Direct Expenses	7,129,000	8,257,000	8,005,000	8,005,000

	2,426,000	2,863,000	2,846,000	2,660,000

Sales General and Admin.	1,721,000	1,923,000	1,861,000	2,103,000
Other Expense	103,000	29,000	26,000	48,000
Interest Expense	45,000	63,000	54,000	43,000

Income (loss) before Income Taxes	557,000	848,000	905,000	466,000
Income Tax Provision	—	—	—	(1,128,000)

Net Income	$557,000	$848,000	$905,000	$1,594,000

Basic income (loss) per common share(*)	$0.02	$0.03	$0.03	$0.06
Diluted income (loss) per common share(*)	$0.02	$0.03	$0.03	$0.06

	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

Operating Revenues	$10,349,000	$10,290,000	$9,512,000	$9,697,000
Direct Expenses	8,378,000	8,057,000	7,448,000	6,969,000

	1,971,000	2,233,000	2,064,000	2,728,000

Sales General and Admin.	3,009,000	2,903,000	2,069,000	2,076,000
Restructuring	3,583,000	375,000	490,000	—

Total SG&A	6,592,000	3,278,000	2,559,000	2,076,000

Other Expense	5,000	114,000	—	—
Interest Expense	24,000	52,000	56,000	55,000

Income (loss) before Income Taxes	(4,650,000)	(1,211,000)	(551,000)	597,000
Income Tax Provision	—	—	—	—

Net Income	$(4,650,000)	$(1,211,000)	$(551,000)	$597,000

Basic income (loss) per common share(*)	$(0.17)	$(0.05)	$(0.02)	$0.02
Diluted income (loss) per common share(*)	$(0.17)	$(0.05)	$0.02	$0.02

*	The sum of Quarterly Financial Data presented for earnings per share differs from full-year results, due to rounding.

19.  Operating Segments

The Company has two reportable segments based on the types of services it provides, to its customers: Express-1, which provides expedited transportation services throughout the continental United States and parts of Canada, and Evansville, which provides dedicated expedite transportation services primarily through one stand alone contract to service Ford Motor Company dealerships within a 250 mile radius of Evansville, Indiana.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Substantially all intersegment sales prices are market based. The Company evaluates performance based on operating income of the respective business units.

The schedule below identifies select financial data for each of the business segments.

Express-1 Expedited Solutions, Inc
Segment Data

Year Ended December 31, 2006	Express-1	Evansville	Corporate and Other	Consolidated
Revenues	$37,327,000	$4,864,000	$0	$42,191,000
Operating income (loss)	3,980,000	230,000	(1,434,000)	2,776,000
Depreciation and amortization	801,000	253,000	—	1,054,000
Interest expense	—	—	205,000	205,000
Tax provision (benefit)	—	—	(1,128,000)	(1,128,000)
Restructuring expenses	—	—	—	—
Goodwill	5,527,000	—	—	5,527,000
Total assets	$17,889,000	$582,000	$3,138,000	$21,609,000
Year Ended December 31, 2005

Revenues	30,667,000	4,465,000	4,716,000	$39,848,000
Operating income (loss)	2,051,000	(143,000)	(7,723,000)	(5,815,000)
Depreciation and amortization	792,000	358,000	285,000	1,435,000
Interest expense	—	—	187,000	187,000
Tax provision (benefit)	—	—	—	—
Restructuring expenses	—	—	4,448,000	4,448,000
Goodwill	3,567,000	—	—	3,567,000
Total assets	$15,854,000	$596,000	$2,004,000	$18,454,000
Year Ended December 31, 2004

Revenues	$14,436,000	$4,639,000	$23,406,000	$42,481,000
Operating income	1,631,000	(552,000)	(6,238,000)	(5,159,000)
Depreciation and amortization	174,000	360,000	720,000	1,254,000
Interest expense	—	—	126,000	126,000
Tax provision (benefit)	—	—	(1,921,000)	(1,921,000)
Restructuring expenses	—	—	2,568,000	2,568,000
Goodwill	1,857,000	—	777,000	2,634,000
Total assets	$13,919,000	$600,000	$10,546,000	$25,065,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

 Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of December 31, 2006, the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls Over Financial Reporting

There have not been any changes to the company’s internal control over financial reporting during the fourth quarter of the fiscal year to which this report relates, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not Applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning our directors and executive officers is incorporated by reference to the sections of our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2007 Annual Meeting of Stockholders (the “Definitive Proxy Statement”) under the headings “Nominees,” “Executive Officers,” and “Beneficial Ownership of Management and Certain Beneficial Owners.”

We have adopted a written Code of Ethics which applies to all our directors and employees, including our executive officers. The Code of Ethics is filed as an exhibit to this Report and is available on our website at www.express-1.com, under the caption “Corporate Governance”. Changes to or waivers of the Code of Ethics will be disclosed on the same website.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections of our Definitive Proxy Statement under the headings “Compensation Discussion and Analysis.” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Equity Compensation Plans

The following table summarizes share and exercise price information about our equity compensation plans as of December 31, 2006:

Number of Securities
	Number of		Remaining Available
	Securities to		for Future Issuance
	be Issued Upon	Weighted Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding Securities
	Options, Warrants	Options, Warrants	Reflected in
Plan Category	and Rights	and Rights	the First Column)

Equity compensation plans approved by security holders	5,364,000	$1.48	3,594,000

(b) Security Ownership

The information contained under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated in this Form 10-K by reference.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the sections of our Definitive Proxy Statement under the heading “Related Party Transactions” and “Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the sections of our Definitive Proxy Statement under the heading “Principal Accountant Fees and Services.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The Financial Statements required by this Item are included at the end of this report beginning on Page F-1 as follows:

(b) Exhibits

The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below:

3.1	Amended and Restated Certificate of Incorporation, filed as Exhibit to Form on . and incorporated herein by reference.
3.2	Certificate of Amendment to the Certificate of Incorporation of Express-1 Expedited Solutions, Inc., filed as Exhibit 3.1 to Form 8-K filed on June 7, 2006 and incorporated herein by reference.
3.3	Bylaws of Express-1 Expedited Solutions, Inc. files as Exhibit 3.7 to Form 10-SB on January 30, 2002, and incorporated herein by reference.
14	Code of Ethics, filed as Exhibit 14 to Form 10-QSB on March 13, 2005, and incorporated herein by reference.
21	Subsidiaries of the Registrant.
23	Consent of Auditors, Pender Newkirk & Company LLP
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)
32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Buchanan, Michigan, on March 29, 2007.

EXPRESS-1 EXPEDITED SOLUTIONS, INC.

By:	/s/ Michael R. Welch
Michael R. Welch
(Chief Executive Officer, President and Director)

By:	/s/ Mark K. Patterson
Mark K. Patterson
(Chief Financial Officer and Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated:

Signature	Title	Date

/s/ Jim Martell Jim Martell	Chairman of the Board of Directors	March 29, 2007

/s/ Michael R. Welch Michael R. Welch	Chief Executive Officer, President and Director	March 29, 2007

/s/ Mark K. Patterson Mark K. Patterson	Chief Financial Officer and Director	March 29, 2007

/s/ Jennifer Dorris Jennifer Dorris	Director and Chairperson of Audit Committee	March 29, 2007

/s/ Jay Taylor Jay Taylor	Director	March 29, 2007

/s/ John Affleck-Graves John Affleck-Graves	Director	March 29, 2007

/s/ Calvin (Pete) Whitehead Pete Whitehead	Director	March 29, 2007