Form 10-Q
period 2007-03-31
EXPRESS-1 EXPEDITED SOLUTIONS INC
filed 2007-05-15
CIK 1166003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2007
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to

Commission file number 001-32172

Express-1 Expedited Solutions, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	03-0450326
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.	)

429 Post Road
P.O. Box 210
Buchanan, MI 49107
(Address of Principal Executive Offices)

(269) 695-2700
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

The Registrant has 26,915,851 shares of its common stock outstanding as of April 27, 2007.

Express-1 Expedited Solutions, Inc.

Form 10-Q
Three Months Ended March 31, 2007 and 2006
(Unaudited)

Part I — Financial Information

Item 1.

Express-1 Expedited Solutions, Inc.

Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$816,000	$79,000
Accounts receivable, net of allowances of $226,000 and $77,000, respectively	5,173,000	5,354,000
Prepaid expenses	206,000	265,000
Other current assets	214,000	181,000
Deferred tax asset, current	1,069,000	1,069,000

Total current assets	7,478,000	6,948,000
Property and equipment, net of $1,496,000 and $1,410,000 in accumulated depreciation, respectively	2,443,000	2,488,000
Goodwill	5,527,000	5,527,000
Identified intangible assets, net of $1,084,000 and $1,004,000 in accumulated amortization, respectively	4,145,000	4,225,000
Loans and advances	134,000	143,000
Deferred tax asset, long term	1,791,000	2,069,000
Other long term assets	359,000	209,000

	$21,877,000	$21,609,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,006,000	$1,034,000
Accrued salaries and wages	389,000	724,000
Accrued acquisition earnouts	—	1,960,000
Accrued expenses, other	1,151,000	740,000
Current maturities of long term debt	117,000	117,000
Other current liabilities	445,000	295,000

Total current liabilities	3,108,000	4,870,000

Line of credit	2,529,000	1,159,000
Notes payable and capital leases, net of current maturities	94,000	127,000
Other long-term liabilities	109,000	115,000

Total long-term liabilities	2,732,000	1,401,000

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares no shares issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 26,735,380 and 26,516,037 shares issued and 26,555,380 and 26,336,037 shares outstanding	27,000	27,000
Additional paid-in capital	20,697,000	20,459,000
Accumulated deficit	(4,580,000)	(5,041,000)
Treasury stock, at cost, 180,000 shares held	(107,000)	(107,000)

Total stockholders’ equity	16,037,000	15,338,000

	$21,877,000	$21,609,000

The accompanying notes are an integral part of the financial statements.

Express-1 Expedited Solutions, Inc.

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2007	2006

Revenues:
Operating revenue	$11,493,000	$9,555,000
Expenses:
Direct expenses	8,473,000	7,129,000

Gross profit	3,020,000	2,426,000
Sales, general and administrative expense	2,250,000	1,721,000

Total sales, general and administrative expense	2,250,000	1,721,000
Other expense	7,000	103,000
Interest expense	24,000	45,000

Income before income tax provision	739,000	557,000
Income tax provision	278,000	—

Net income	$461,000	$557,000

Basic income per common share	0.02	0.02

Basic weighted average common shares outstanding	26,436,965	26,285,034

Diluted income per common share	0.02	0.02

Diluted weighted average common shares outstanding	27,237,036	26,340,111

The accompanying notes are an integral part of the financial statements.

Express-1 Expedited Solutions, Inc.

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Operating activities
Net Income applicable to stockholders	$461,000	$557,000
Adjustments to reconcile net income to net cash from operating activities Provisions for allowance for doubtful accounts	149,000	12,000
Depreciation & amortization expense	231,000	259,000
Stock compensation expense	38,000	29,000
Loss on retirement of note receivable	—	90,000
Loss on disposal of equipment	2,000	17,000
Changes in assets and liabilities
Account receivables	32,000	(261,000)
Other current assets	(32,000)	(15,000)
Prepaid expenses and other current assets	58,000	68,000
Other long-term assets	121,000	(22,000)
Accounts payable	(28,000)	535,000
Accrued expenses	411,000	161,000
Accrued salaries and wages	(335,000)	(200,000)
Other liabilities	144,000	48,000

	791,000	721,000
Cash provided by operating activities	1,252,000	1,278,000
Investing activities
Payment of acquisition earn-out	(1,960,000)	(1,460,000)
Payment for purchases of property and equipment	(112,000)	(99,000)
Proceeds from sale of assets	11,000	—
Proceeds from notes receivable	9,000	150,000

Cash Flows provided by investing activities	(2,052,000)	(1,409,000)
Financing activities
Credit line, net	1,370,000	701,000
Payments of debt	(33,000)	(701,000)
Proceeds from issuance of equity, net	200,000	—

Cash Flows provided by financing activities	1,537,000	—

Net increase (decrease) in cash and cash equivalents	737,000	(131,000)
Cash and cash equivalents, beginning of period	79,000	386,000

Cash and cash equivalents, end of period	$816,000	$255,000

Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid during the period for interest	$21,000	$43,000
Cash paid during the year for income taxes	$—	$—
Debt used to finance purchase of building	$—	$647,000

The accompanying notes are an integral part of the financial statements.

Express-1 Expedited Solutions, Inc.

Consolidated Statement of Changes in Stockholders’ Equity
Three Months Ended March 31, 2007
(Unaudited)

					Additional	Accumulated
	Common Stock		Treasury Stock		Paid In	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance, December 31, 2006	26,516,037	$27,000	(180,000)	$(107,000)	$20,459,000	$(5,041,000)	$15,338,000
Issuance of stock for exercise of warrants	219,343				200,000		200,000
Stock option expense					38,000		38,000
Net income						461,000	461,000

Balance March 31, 2007	26,735,380	$27,000	(180,000)	$(107,000)	$20,697,000	$(4,580,000)	$16,037,000

The accompanying notes are an integral part of the financial statements.

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements
Three Months Ended March 31, 2007 and 2006
(Unaudited)

1.	Significant Accounting Principles

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Express-1 Expedited Solutions, Inc. (“we”, “us”, “our” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with the instructions to Form 10-Q. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. However, we believe that the disclosures contained herein are adequate to make the information presented not misleading.

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position at March 31, 2007 and results of operations for the three months ended March 31, 2007 and 2006. The preparation of the financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2006 included in our Annual Report on Form 10K as filed with the SEC and available on the SEC’s website (www.sec.gov). Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Stock-Based Compensation

The Company accounts for share-based compensation in accordance with SFAS No. 123R, “Share-Based Payment,” which was adopted January 1, 2006, utilizing the modified prospective method.

The Company has in place a stock option plan approved by the shareholders for 5,600,000 shares of its common stock. Through the plan, the Company offers shares to employees and to assist in the recruitment of qualified employees and non-employee directors. Under the plan, the Company may also grant restricted stock awards, subject to the satisfaction by the recipient of certain conditions and enumerated in the specific restricted stock grant.

Options generally become fully vested three to four years from the date of grant and expire five to ten years from the date of grant. During the quarter ended March 31, 2007, the Company granted 385,475 options to purchase shares of its common stock pursuant to its stock option plan as amended. At March 31, 2007, the Company had 2,633,525 shares available for future stock option grants under existing plans.

The weighted-average fair value of each stock option recorded in expense for the three month periods ended March 31, 2007 and 2006 were estimated on the date of grant using the Black-Scholes option pricing model and were amortized over the vesting period of the underlying options. The Company has used one grouping for the assumptions, as its option grants are primarily basic with similar characteristics. The expected term of options granted has been derived based upon the Company’s history of actual exercise behavior and represents the period of time that options granted are expected to be outstanding. Historical data was also used to estimate option exercises and employee terminations. Estimated volatility is based upon the Company’s historical market price at consistent points in a period equal to the expected life of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and the dividend yield is zero. The assumptions outlined in the table below were utilized in the calculations of compensation expense from option grants in the reporting periods reflected.

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Three Months
	Ended
	March 31,
	2007	2006

Risk-free interest rate	5.00%	4.35%
Expected life	6.0 years	5.0 years
Expected volatility	35%	53%
Expected dividend yield	none	none
Grant date fair value	$0.62	$0.18

The following table summarizes the stock option activity for the thee months ended March 31, 2007:

			Average
		Weighted Average	Remaining
	Shares	Exercise Price	Contractual Life

Outstanding at beginning of period	13,153,738	$1.49
Warrants granted	10,173	1.25
Warrants expired/cancelled	—	—
Warrants exercised	200,000	1.00
Options granted	385,475	1.45
Options expired/cancelled	—	—
Options exercised	—	—

Outstanding at end of period	13,349,386	$1.50	2.53 Years
Outstanding exercisable at end of period	12,035,438	$1.52	2.06 Years

As of March 31, 2007, there was approximately $354,000 of unrecognized compensation cost related to non-vested share-based compensation that is anticipated to be recognized over a weighted average period of approximately 1.17 years. Estimated compensation expense related to existing share-based plans is $174,000, $138,000 and $42,000 for the years ended December 31, 2007, 2008 and 2009, respectively.

At March 31, 2007, the aggregate intrinsic value of options outstanding was $20,074,000 and the aggregate intrinsic value of options exercisable was $18,338,000. During the three-month period ended March 31, 2007, 200,000 warrants were exercised and the Company received approximately $200,000 in cash from these transactions. The total fair value of options vested during the same three month period was approximately $43,000.

Use of Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews its estimates, including but not limited to purchased transportation, recoverability of long-lived assets, recoverability of prepaid expenses, valuation of investments, allowance for doubtful accounts, deferred tax assets and expenses associated with the exercise of stock options, on a regular basis. The Company makes adjustments based on historical experiences and existing and expected future conditions. These evaluations are performed and adjustments are made as information is available. Management believes that these estimates are reasonable; however, actual results could differ from these estimates.

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

Income Taxes

Taxes on income are provided in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax basis of particular assets and liabilities, and the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the enactment date. A valuation allowance is provided to offset the net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has no valuation allowance on its deferred tax assets, as of March 31, 2007. The Company had gross federal net operating loss carry forwards of approximately $8,250,000 as of December 31, 2006. Based upon the pre-tax income reported in the three-months ended March 31, 2007, the Company estimates these loss carry forwards have been reduced to approximately $7,500,000.

Earnings Per Share

Earnings per common share are computed in accordance with SFAS No. 128, “Earnings Per Share,” which requires companies to present basic earnings per share and diluted earnings per share.

Basic Earnings per Share — Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The numerators, denominators and basic earnings per share are outlined in the table below.

	For the Three Months
	Ended March 31,
	2007	2006

Net income	$461,000	$557,000
Basic shares outstanding	26,436,965	26,285,034
Basic earnings per share	$0.02	$0.02

Diluted Earnings per Share — Diluted earnings per common share are computed by dividing net income by the combined weighted average number of shares of common stock outstanding and dilutive options outstanding during the period. The numerators, denominators and diluted earnings per share are outlined in the table below.

	For the Three Months
	Ended March 31,
	2007	2006

Net income	$461,000	$557,000
Basic shares outstanding	26,436,965	26,285,034
Dilutive options and warrants	800,071	55,077

Diluted shares outstanding	27,237,036	26,340,111
Diluted earnings per share	$0.02	$0.02

Warrants Exercised — During the period ended March 31, 2007, the Company received $200,000 in cash from the exercise of 200,000 warrants. The warrants were issued with a private placement in September 2003. The exercise price of these warrants was $1.00 per warrant. The impact of these transactions was (i) an increase in the number of shares outstanding by 200,000 shares (ii) an associated reduction in basic and diluted earnings per common share, and (iii) an increase is additional paid-in capital.

Stock and Warrants Granted — During the period ended March 31, 2007, the Company issued 19,343 shares of its common stock and granted 10,173 warrants to the holders of convertible securities issued during July 2003 in

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

connection with a private placement. The warrants carry an exercise price of $1.25 per share and are exercisable until July 2008.

2.	Recent Accounting Pronouncements

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on the recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from Financial Accounting Standards Board Statement No. 5, Accounting for Contingencies. The Company did not record an adjustment within its financial statements as a result of adopting the provisions of FIN 48, as of March 31, 2007 and does not currently anticipate a material impact upon its financial statements in future periods as a result of this pronouncement.

Other new pronouncements issued but not effective until after March 31, 2007 are not expected to have a significant effect on the company’s consolidated financial position or results of operations, with the possible exception of the following, which are currently being evaluated by management:

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159 — The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the effect adoption of this statement will have on the Company’s consolidated financial position and results of operations when it becomes effective in 2008.

In September 2006, the FASB issued SFAS No. 157 — Fair Value Measurements, which defines fair value, establishes a framework for consistently measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting this Statement.

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

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

Contingent Commitment

The Company has entered into an agreement with a third-party transportation equipment leasing company which results in a contingent liability. The Company has accounted for this contingency based upon the guidelines contained within (FASB) Interpretation No. 45 and in Statement of Financial Accounting Standards No. 5. Accordingly the Company has estimated the maximum amount of the contingent liability to be less than $25,000 as of March 31, 2007, and has previously recorded this amount as a reserve within its balance sheet and as an expense within its statement of earnings. The Company periodically evaluates the contingency amount and adjusts the liability based upon the results of those periodic evaluations.

4.	Debt

Line of Credit

The Company had $2.5 million outstanding on its line of credit with $2.3 million available for additional borrowings under its line of credit as of March 31, 2007. The line of credit facility has a maximum available amount of $6.0 million and matures on September 30, 2008.

5.	Related Party Transaction

In March 2007, the Company issued to the former owners of Express-1, Inc. the amount of $1,750,000 to satisfy its contingent earn-out payments associated with the Company’s performance for calendar year 2006. The Company’s Board of Directors, at the recommendation of the Company’s management, determined that a cash payment was in the Company’s best interest and accordingly satisfied this obligation with cash available from operations and with borrowings from the Company’s line of credit. The Company’s President and CEO, Mike Welch, is among the former owners of Express-1, Inc. and received approximately 41% of this distribution. Members of Mr. Welch’s extended family, who are also Named Executive Officers of the Company, collectively received 32% of the distribution as former owners of Express-1, Inc., exclusive of Mr. Welch’s proceeds.

6.	Operating Segments

The Company has two reportable segments based on the types of services it provides to its customers: Express-1, which provides expedited transportation services throughout the continental United States and parts of Canada, and Evansville, which provides dedicated expedite transportation services primarily through one stand-alone contract to service automotive dealerships within a 250-mile radius of Evansville, Indiana.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Substantially all intersegment sales prices are market based. The Company evaluates performance based on operating income of the respective business units.

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

The schedule below identifies select financial data for each of the business segments.

Express-1 Expedited Solutions, Inc

Segment Data

	Express-1	Evansville	Corporate and Other	Consolidated

Three Months Ended March 31, 2007
Revenues	$10,275,000	$1,218,000	$—	$11,493,000
Operating income (loss)	984,000	135,000	(380,000)	739,000
Depreciation and amortization	188,000	43,000	—	231,000
Interest expense	—	—	24,000	24,000
Tax provision (benefit)	—	—	278,000	278,000
Goodwill	5,527,000	—	—	5,527,000
Total assets	$18,508,000	$509,000	$2,860,000	$21,877,000
Three Months Ended March 31, 2006
Revenues	$8,376,000	$1,179,000	$0	$9,555,000
Operating income (loss)	933,000	28,000	(404,000)	557,000
Depreciation and amortization	212,000	47,000	—	259,000
Interest expense	—	—	45,000	45,000
Tax provision (benefit)	—	—	—	—
Goodwill	3,567,000	—	—	3,567,000
Total assets	$15,398,000	$730,000	$2,004,000	$18,132,000

7.	Subsequent Events

The Company received $90,500 and issued 90,500 shares of its common stock to holders of common stock purchase warrants tendered on April 20, 2007. The warrants had been originally issued in conjunction with an equity funding transaction completed on September 22, 2003 and carried an exercise price of $1.00 per share and an expiration date of September 22, 2008.

The Company issued 90,000 shares of its Common Stock and $10,000 to its Employee Stock ownership plan on April 10, 2007. The Company had previously accrued the financial impact of this award within its December 31, 2006 financial statements, based upon a December 2006 grant date.

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

Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Factors that could adversely affect actual results and performance include, among others, the Company’s limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technology change and competition. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

Executive Summary

Express-1 Expedited Solutions, Inc. (“we”, “us”, “our” and the “Company”) operates as an expedited transportation company. We service over 1,500 customers, specializing in time-sensitive transportation, fulfilled through a variety of exclusive-use vehicles, delivering reliable same-day or high-priority service between points within the United States and parts of Canada. Our services include expedited surface transportation, aircraft charters and dedicated expedited delivery. Our vehicle classifications include cargo vans, both 12-foot and 24-foot straight trucks and tractor-trailers. We offer an ISO 9001:2000 certified, twenty-four hour, seven-day-a -week call center allowing our customers immediate communication and status updates on time sensitive shipments while in-transit. Our customers receive electronic alerts, shipment tracking, proof of delivery, billing status and performance reports. We are dedicated to providing premium services that are customized to meet our clients’ individual needs and flexible enough to cope with an ever-changing business environment.

We offer our services through two business segments referred to as Express-1 and Evansville Dedicated. Both these segments are focused within the time-sensitive, high-priority expedite transportation market. Representing approximately 88% of our consolidated revenue, Express-1 is our largest business segment. Our Evansville dedicated expedite operations account for approximately 11% of our consolidated revenue and are sometimes referred to as “Dedicated” or “Evansville Dedicated” within our reports. These two expedite operations are complementary and provide us with a core base of focused transportation services on which to build.

We serve our customers’ needs through two primary operational centers. Our Express-1 operations are located in Buchanan, Michigan, while our dedicated operations are located in Evansville, Indiana. We also operate a small cross-dock facility in Swanton, Ohio, near Toledo.

Using an asset-light model, Express-1 affords its services primarily through a fleet of independent contractors operating a variety of their own equipment, including vans, straight trucks and semis. To supplement capacity, a network of broker carriers is utilized to handle freight during peak times. This variable cost model has enabled Express-1 to maintain its profitability under varying economic conditions. Express-1 operates throughout the United States and certain provinces of Canada and is often recognized for its excellence in customer service by its customer base.

We operate a dedicated expedite service fulfilling orders from our Evansville, Indiana automotive parts distribution facility. This service is provided via a fleet of company operated trucks and trailers. The dedicated service contract extended through April 2007, after which time it was automatically extended for 120 days. We are currently in discussions with our primary customer in an effort to renew the contract for another multi-year term. We are hopeful we will be able to complete this extension within the second quarter of 2007.

Our growth strategy centers on initiatives, which we feel will continue to enhance both our top and bottom lines. Through internal growth, referred to by us as organic growth, our management team anticipates we will continue to increase our fleet capacity, expedited market presence and geographic footprint. To complement organic growth, we plan to entertain selective acquisitions on occasion, in furtherance of our expedited market focus. We continued to execute our strategy in the first quarter of 2007 as reflected by our year-over-year organic revenue growth of 22.7% for Express-1 and 3.3% for Evansville. Additionally, we have been able to reduce “direct expenses” as a percentage of total revenue as compared to the previous year.

We believe our Company, Express-1 Expedited Solutions, Inc., is the only singularly-focused expedited transportation company to be publicly owned within the United States at this time.

For the three months ended March 31, 2007 compared to the three months ended March 31, 2006

Each of our business segments has unique operations and sources of revenue and associated expense. These are defined more fully below. In addition to revenue and direct expenses, we identify the costs associated with our executive management team, public company expense, board of directors, legal and other costs of operating as a public company under the caption Corporate Charges.

Within our Express-1 segment, we have two differing means of generating revenues and associated expenses. We use a fleet of vehicles that are approximately 98% owned and operated by independent contractors and refer to this revenue stream as Express-1 Contractors. Express-1 also routinely brokers loads to third parties such as other expedited transportation carriers and general truckload carriers. We refer to this revenue stream as Express-1 Brokerage. These two activities are integral to the Express-1 operations and are managed by the same staff and support team; therefore they can not be further detailed beyond revenue, direct costs and gross margin.

Evansville operates as a division of our Company and utilizes a fleet of Company owned or Company leased vehicles and employee drivers to generate revenue and associated expenses.

We refer to the impact of fuel on our business throughout this discussion. For purposes of these references, we have only considered the impact of fuel surcharge revenues, fuel surcharge payments to contractors and fuel costs associated with our Express-1 Contractor and Evansville operations and have excluded those associated with our Express-1 Brokerage operations. We feel that this approach, most readily conveys the impact of fuel on our business, its revenues and costs. Fuel cost is not commonly negotiated as a separate item within our Express-1 Brokerage operations, as is common within the brokerage portion of the transportation industry. For that reason, it’s impossible to accurately separate fuel revenues and costs from other revenues and costs on a load-by-load basis.

Revenues

	Three Months Ended March 31,
	2007	2006	Change	% Change

Express-1 contractors	$8,638,000	$6,237,000	$2,401,000	38.5%
Express-1 brokerage	1,637,000	2,139,000	(502,000)	(23.5)%

Total Express-1	10,275,000	8,376,000	1,899,000	22.7%
Evansville	1,218,000	1,179,000	39,000	3.3%

Total revenues	$11,493,000	$9,555,000	$1,938,000	20.3%

Consolidated Revenues increased 20.3% for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006. The increase in revenue primarily relates to the strong increase in revenue within our Express-1 business. Fuel surcharge revenue was $838,000 and $598,000 for the three-months ended March 31, 2007 and 2006, respectively. Fuel surcharges are billed to our customers based upon a spread above a national index, which is published weekly by the Department of Energy.

Express-1 Revenues increased 22.7% during the three-months ended March 31, 2007 as compared to the same three months of 2006. The increase in revenue was associated with the contractor portion of our Express-1 operations, which represents the freight hauled on our fleet of independent contractor trucks. Express-1 was successful in increasing its average fleet size by approximately 31 percent the first quarter of 2007, as compared to the first quarter of 2006. With this added capacity, we successfully leveraged our organic growth opportunities by expanding our market share with existing customers as well as acquiring some new customer accounts. Starting in third quarter of 2006, we continued to experience weakness in the number of loads available to be brokered within the truckload portion of our Express-1 brokerage operations during the first quarter of 2007, as compared to the same period in 2006. Historically the opportunity to broker loads on the full truckload side of the expedited market is cyclical, and our strategy is to be positioned to take advantage of the opportunities when present, but to continue to focus on building our fleet capacity which is core to our continued growth. Fuel surcharge revenue was $723,000 during the first three months of 2007 as compared to $493,000 for the same period in 2006.

Evansville Revenues increased 3.3% in the three-months ended March 31, 2007 as compared to the three months ended March 31, 2006. The revenue increase within Evansville is primarily attributable to an increase in revenue from new customers within this market. Revenue derived from the primary contract customer in Evansville was flat for the period. The ability to attract new accounts to be serviced by the staff at this facility has greatly contributed to the overall profitability of the segment. Evansville recorded $115,000 in fuel surcharges for the first three months of 2007, as compared to $105,000 in fuel surcharges for the same period in 2006.

Direct Expenses

	Three Months Ended March 31,
	2007	2006	Change	% Change

Express-1 contractors	$6,265,000	$4,509,000	$1,756,000	38.9%
Express-1 brokerage	1,285,000	1,629,000	(344,000)	(21.1)%

Total Express-1	7,550,000	6,138,000	1,412,000	23.0%
Evansville	923,000	991,000	(68,000)	(6.9)%

Total direct expenses	$8,473,000	$7,129,000	$1,344,000	18.9%

Consolidated Direct Expenses, which consist primarily of payment for trucking services, independent contractors, fuel, insurance, cross dock facilities, equipment costs and payroll expenses increased by 18.9% for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006. As a percentage of revenues, direct expenses amounted to approximately 73.7% of related revenues for the three months ended March 31, 2007, as compared with approximately 74.6% for the three months ended March 31, 2006. The decrease resulted primarily from improvements in margin from within our Evansville operations. Fuel costs and fuel surcharge payments to contract drivers had the effect of increasing direct expenses as a percentage of revenue during the three months ended March 31, 2007. During the first quarter of 2007, fuel costs and fuel surcharge payments were $894,000 as compared to $704,000 in the first quarter of 2006. Exclusive of these fuel costs and payments, direct expenses were essentially flat during the first three months of 2007.

Express-1 Direct Expenses increased by 23.0% during the first three months of 2007, as compared to the first three months of 2006. As a percentage of revenue, direct expenses increased by less than 1.0% during the period. Direct expenses represented 73.5% and 73.3% of revenues for Express-1 for the three months ended March 31, 2007 and 2006 respectively. The increase in direct expenses as a percentage of revenue is primarily associated with increases in the cost of purchased transportation within both the contractor and brokerage components of revenue. Fuel played a part in this increase in the first quarter of 2007 as compared to the first quarter of 2006. Fuel costs and fuel surcharges passed to our contract drivers represented approximately $660,000 and $493,000 of direct expenses for the first three months of 2007 and 2006 respectively.

Evansville Direct Expenses decreased by 6.9% for the quarter ended March 31, 2007, as compared to the quarter ended March 31, 2006. As a percentage of associated revenue, direct expenses declined to 75.8% in the first quarter of 2007 as compared to 84.1% of revenue in the first quarter of 2006. The decrease was primarily due to a reduction in the cost of equipment and associated maintenance costs within the Evansville operations. Some older revenue equipment with higher associated maintenance costs was replaced with more cost-effective equipment. Evansville enjoys more favorable margins on the portion of its business not associated with its long-term contract, which also contributed to this reduction in direct expenses as a percentage of revenue. Fuel also impacted direct costs within the Evansville operations. For the three months ended March 31, 2007, fuel costs were $234,000 as compared to $211,000 for the same period in the prior year.

Gross Margin

	Three Months Ended March 31,
	2007	2006	Change	% Change

Express-1 contractors	$2,373,000	$1,728,000	$645,000	37.3%
Express-1 brokerage	352,000	510,000	(158,000)	(31.0)%

Total Express-1	2,725,000	2,238,000	487,000	21.8%
Evansville	295,000	188,000	107,000	56.9%

Total gross margin	$3,020,000	$2,426,000	$594,000	24.5%

Consolidated Gross Margin increased by 24.5% and represented approximately 26.3% of consolidated revenues for the three months ended March 31, 2007, as compared to 25.4% of consolidated revenue for the three months ended March 31, 2006. The improvement was primarily due to improvements in margin within our Evansville operations. Within our Express-1 operations, margin as a percentage of revenue was essentially flat. Fuel costs and surcharges had the effect of reducing the gross margin for the Company.

Express-1 Gross Margin increased by 21.8% and represented 26.5% of revenue for the three months ended March 31, 2007, as compared to 26.7% of revenues for the same period in 2006. Gross margin as a percentage of revenue was essentially flat for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006. During the first quarter of 2007, Express-1 successfully increased its fleet of contractors by 31% percent over levels of the same period in 2006.

Evansville Gross Margin increased by 56.9% and represented 24.2% of revenue for the three months ended March 31, 2007, as compared to 15.9% for the three months ended March 31, 2006. The increase in margin within Evansville was principally due to the reduction in equipment and maintenance costs and the contribution from newly-developed, local revenue streams. The margin derived from the principle contract customer in Evansville has not changed by a significant amount period over period. Fuel cost played a part in the change in margin within Evansville.

Sales, General and Administrative Expenses (Including interest and other expenses)

	Three Months Ended March 31,
	2007	2006	Change	% Change

Express-1	$1,741,000	$1,305,000	$436,000	33.4%
Evansville	160,000	160,000	—	0.0%
Corporate charges	380,000	404,000	(24,000)	(5.9%)

Subtotal sales, general and administrative expenses	2,281,000	1,869,000	412,000	22.0%

Total sales, general and administrative expenses	$2,281,000	$1,869,000	$412,000	22.0%

Consolidated Sales, General and Administrative Expenses (SG&A) increased by 22.0% and represented 19.8% of revenue during the three months ended March 31, 2007, as compared to 19.6% of revenue for the three months ended March 31, 2006. Of this increase, $175,000 or 7.7% was associated with a specific reserve posted due to one account receivable. In this instance, the customer has indicated it is exiting all U.S. based operations and anticipates a short-fall and potential default on payment. Exclusive of this item, SG&A expenses increased by 11.8%. Corporate charges, which are a component of SG&A expenses decreased by $24,000 or 5.9% during the period and accounted for $380,000 of the consolidated SG&A expenses for the three months ended March 31, 2007, as compared to $404,000 during the same period in 2006. The decrease is the result of stringent cost controls initially put in place in 2005 after the closing of our Tampa offices. We continue to anticipate significant leverage going forward in the area of SG&A expense, mitigated by potential reinvestment in sales personnel and other growth-oriented objectives that have not historically been present within our model.

Express-1 Sales, General and Administrative Expense increased by 33.4% and represented 16.9% of associated revenue for the three-month period ended March 31, 2007, as compared to 15.6% for the three-month period ended March 31, 2006. The principle component of this increase was a reserve recorded for the doubtful collection of the aforementioned account. This reserve accounts for 40.1% of the increase in SG&A expense and 1.7% of total SG&A as a percentage of current period revenue. Express-1 experienced some increases in compensation related costs, communications expense, sales and marketing expenses and other general expense items tied to our growth in revenue. We believe Express-1 continues to enjoy operating leverage that allows the growth in revenue to outpace the growth in associated SG&A expenses.

Evansville Sales, General and Administrative Expense was flat and represented 13.1% of revenue during the three months ended March 31, 2007, as compared to 13.6% of revenue for the three months ended March 31, 2006. Principle components of SG&A within Evansville include wages and benefits, depreciation, amortization, office expenses and general supplies. The ability to hold SG&A expense flat and manage costs in the Evansville operations is critical to its continued success. Since the primary revenue source is tied to a long-term contract, it is difficult to increase revenue to cover escalating costs. We continue to anticipate Evansville SG&A expense to be relatively flat in the near term.

Income From Operations

	Three Months Ended March 31,
	2007	2006	Change	% Change

Express-1	$984,000	$933,000	$51,000	5.5%
Evansville	135,000	28,000	107,000	382.1%
Corporate charges	(380,000)	(404,000)	24,000	(5.9)%

Total income from operations	739,000	557,000	182,000	32.7%
Tax Provision	278,000	—	(278,000)	—

Total net income	$461,000	$557,000	$(96,000)	(17.2)%

Consolidated Income From Operations increased 32.7% during the first three months of 2007, as compared to the first three months of 2006. We benefited from strong increases in revenue, improvements in both margin and SG&A expense. These improvements came in a period of higher year-over-year fuel costs and what has often been described by our transportation peers as a difficult freight environment. We have continued to gain market share and grow our Company in a difficult freight environment. Our employees, drivers and management team are dedicated to customer service and profitable growth. As shareholders, our employees have a stake within the organization and are committed to driving our momentum.

Express-1 Income from Operations improved by 5.5% during the three months ended March 31, 2007, as compared to the same period in the prior year. Included within this increase was the previously mentioned reserve for doubtful account. Excluding the impact of this reserve, income from operations improved by 24.2% during the period. The principle factors in the year-over-year change were improvements in gross margin and other SG&A expenses, which were mitigated by the impact of the doubtful account. Express-1 has continued its historical trend of strong top-line and earnings growth.

Evansville Income from Operations increased by 382.1% during the three months ended March 31, 2007, as compared to the same period in the prior year. The principle factor contributing to this increase was the increase in revenue from newly-acquired, non-contract accounts and the stronger margin attributable to that business. Combined with a reduction in the cost of equipment and the ability to hold SG&A costs level, Evansville was able to generate operating income representing 11.1% of associated revenue during the first three months of 2007 as compared to 2.4% during the first three months of 2006. We feel that the ability of Evansville to continue to develop local sources of revenue will have a direct bearing on the continued levels of profitability within this operation. We are committed to renewing the dedicated services contract in Evansville at more favorable rates, which will also continue to support the profitability improvements within this segment. In the event this contract is not awarded or is offered without an increase, it might not be strategic to continue this operation.

Provision for, Benefit from Income Tax

During the three months ended March 31, 2007, we recorded a current income tax provision of $278,000 on a consolidated basis as compared to no current tax provision in the three months ended March 31, 2006. The change is due to the former existence of a deferred tax valuation allowance in excess of $2.0 million, which was used to offset a current tax provision in 2006. At year-end 2006, the valuation allowance was eliminated, which means we believe we are more likely than not to use all of our net operating loss carry-forwards in the future. As of March 31, 2007, we estimate we had approximately $7.5 million of Federal net operating loss carry-forwards (NOL’s), which will be used to reduce future taxable income. We do not anticipate using a significant amount of cash for income tax payments until these NOL’s are exhausted, but do anticipate paying a nominal amount of Alternative Minimum Tax during this period. We will record a provision for income taxes beginning in this quarter at the approximate rate of 37.5% of pre-tax income.

Net Income

Net Income declined by 17.2% during the three months ended March 31, 2007, as compared to the three months ended March 31, 2006. The decrease is entirely due to the recording of a provision for current income taxes during the 2007 period. As previously mentioned, net income before tax increased by 32.7% during the period, which was offset by a tax provision of approximately 37.5% of pre-tax income.

Earnings Per Share

Basic Earnings Per Share were $0.02 for the three months ended March 31, 2007, as compared to $0.02 for the three months ended March 31, 2006. For the three-month period ended March 31, 2007, basic average shares outstanding were 26,436,965, as compared to 26,285,034 for the three-month period ended March 31, 2006.

Diluted Earnings Per Share were $0.02 for the three months ended March 31, 2007, as compared to $0.02 for the three months ended March 31, 2006. For the three-month period ended March 31, 2007, diluted average shares outstanding were 27,237,036, as compared to 26,340,111 for the three-month period ended March 31, 2006.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. In certain circumstances, those estimates and assumptions can affect amounts reported in the accompanying consolidated financial statements. We have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts will be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2006, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. Following is a brief discussion of the changes that occured during 2007 to the significant accounting policies and estimates disclosed in Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2006.

New Pronouncement

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from FASB Statement No. 5, Accounting for Contingencies. The adoption of FIN 48 did not result in an impact on our financial statements in the current period.

Use of Gaap and Non-Gaap Measures

In addition to results presented in accordance with generally accepted accounting principles (“GAAP”), we have included in this report the measure “EBITDA” with EBITDA being defined as earnings before interest, taxes, depreciation and amortization and excluding the cumulative effect of a change in accounting principle, discontinued operations, and the impact of restructuring and other charges. For each non-GAAP financial measure, we estimate we have presented the most directly comparable GAAP financial measure and reconciled the non-GAAP financial measure with such comparable GAAP financial measure.

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

Express-1 Expedited Solutions, Inc. EBITDA Reconciliation

	Three Months Ended
	March 31,
	2007	2006

Net income as reported	$461,000	$557,000
Income tax provision	278,000	—
Interest expense	24,000	45,000
Depreciation and amortization	231,000	259,000

EBITDA	$994,000	$861,000

Liquidity and Capital Resources

Cash Flow

As of March 31, 2007, we had $4,370,000 of working capital with associated cash and cash equivalents of $816,000 compared with working capital of $2,078,000 and cash of $79,000 at December 31, 2006. This represents an increase of $1,555,000 in non-cash working capital during the period.

During the three-month period ended March 31, 2007, cash increased by $737,000. During the same period, we generated cash from operations of $1,252,000 and completed payments related to previous acquisitions (earnouts) of $1,960,000. Other sources and uses of cash include: (i) a use of cash for purchases of equipment of approximately $101,000, net of proceeds from sales of equipment of $11,000; (ii) a source of cash from the exercise of warrants for our common stock of approximately $200,000; (iii) a source from the receipt of loans on one of our former business units of $9,000; and (iv) a source from net borrowings on our line of credit of $1,370,000.

Liquidity

Credit Facility — To ensure that our Company has adequate near-term liquidity, we maintain a $6.0 million line of credit facility with a Michigan banking corporation (the “Bank”). The line of credit calls for our operating subsidiary, Express-1, Inc. to be the borrower and the Company to act as guarantor. Under the loan documents, we may draw down on the line of credit the lesser of $6,000,000 or 80% of the eligible accounts receivable of Express-1, Inc. plus $912,000. The additional $912,000 is available based upon the granting of a security interest in our Buchanan, Michigan facilities. All obligations under the agreements are secured by the accounts receivable and other assets of Express-1, Inc. All advances under the agreement are subject to interest at the Bank’s prime rate plus an applicable margin ranging from negative 0.50% to positive 0.25% and based upon the Company’s performance in the preceding quarter. Interest is payable monthly. The maturity date of the loan is September 30, 2008, and the facility contains covenants pertaining to the maintenance of certain financial ratios. As of March 31, 2007, the Company was in compliance with all terms and conditions under the loan agreements and had available borrowing capacity of approximately $2.3 million with an effective interest rate of 8.0%.

The Bank facility also permits the issuance of letters of credit as security for the Company’s obligations and contingent obligations. As of March 31, 2007, we had outstanding letters of credit totaling $347,000, issued primarily for deductibles and premium security on various insurance policies. The total of these letters of credit has reduced the above-described borrowing capacity by an equal amount.

Warrants and Options — We may receive proceeds in the future from the exercise of warrants and options outstanding as of March 31, 2007, in accordance with the following schedule:

	Approximate
	Number of	Approximate
	Shares	Proceeds

Options granted within stock compensation plan	2,966,475	$3,628,000
Options granted outside stock compensation plan(1)	2,782,857	$4,870,000
Warrants issued in private placements	7,600,054	$11,576,000

Total outstanding as of March 31, 2007:	13,349,386	$20,074,000

(1)	Consists of options granted to sellers of Dasher Express, Inc. and Express-1, Inc. in conjunction with the purchase agreements for these two acquisitions.

Contingent Payments — We anticipate making a significant payment in the future for the final contingent consideration installment under our previous acquisition agreements. While we believe that a significant portion of the required payments will be generated by our operations, we may have to secure additional sources of funds to make some portion of the payment as due. This presents our Company with certain business risks relative to the availability and pricing of future debt and capital instruments, as well as the potential dilution of our stockholders equity, if the fund raising involves the sale of equity.

These contingent consideration amounts are tied directly to divisional performance of the respective entities, mitigating some of the risks that might exist for contingent payments tied to other performance indicators. The table below reflects the maximum remaining possible contingent consideration that we could pay in March 2008 if certain criteria related to the acquired entities is obtained:

Possible
Year Ending December 31,	Payment

2008	$2,210,000

Total	$2,210,000

Legal Proceedings — From time-to-time we are named as a defendant in legal proceedings. The potential exists that we could incur material expenses in the defense and resolution of legal matters. Furthermore, since we have not established material reserves in connection with such claims, any such liability would be recorded as an expense in the period incurred or estimated. This amount, even if not material to our overall financial condition, could adversely affect our results of operations in the period recorded.

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

Interest Rate Risk

We have interest rate risk, as borrowings under our credit facility are based on variable market interest rates. As of March 31, 2007, we had $2.5 million of variable rate debt outstanding under our credit facility. Presently, the revolving credit line bears interest at a rate of between prime minus 0.50% to prime plus 0.25%, depending on our performance, with a maturity date of September 30, 2008. A hypothetical 10% increase in our credit facility’s weighted-average interest rate of 8.0% per annum for the three months ended March 31, 2007, would correspondingly decrease our earnings and operating cash flows by approximately $5,000 in the period or $20,000 annually

Intangible Asset Risk

We have a substantial amount of intangible assets. We are required to perform goodwill impairment tests whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position. Although at March 31, 2007, we believed our intangible assets were recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

Equity Price Risk

We do not own any equity investments other than in our subsidiaries. As a result, we do not currently have any direct equity price risk.

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

From time-to-time, the Company is involved in various civil actions as part of its normal course of business. The Company is not party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended March 31, 2007.

The Company has initiated an action against a former customer with the State Court of South Carolina seeking relief through the courts for a trade account receivable default. The Company cannot reasonably estimate the amount or timing of a recovery, if any, at this time. Accordingly, the Company has reserved the entire balance of the receivable within its financial statements as presented herein.

Item 1A.	Risk Factors.

Refer to Item 1A of our annual report (Form 10K) for the year ended December 31, 2006, under the caption “RISK FACTORS” for specific details on factors and events that are not within our control and could affect our financial results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

At various times from January 1, 2007 until March 31, 2007, the Company issued a total of 19,343 shares of common stock and warrants to purchase a total of 10,173 shares of common stock at an exercise price of $1.25. The foregoing shares of common stock and warrants were issued upon the exercise, by a number of individuals, of options to purchase units consisting of shares of the Company’s common stock and warrants.

At various times from January 1, 2007 until March 31, 2007, the Company issued a total of 200,000 shares of common stock upon the exercise by Barron Partners of certain warrants. The company received a total of $200,000 in consideration of said exercises.

All of the foregoing securities were issued by the Company in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) or Rule 506 of Regulation D as promulgated under the Securities Act of 1933. Each of the recipients of the Company’s securities represented to the Company that they were an accredited or sophisticated investor, had sufficient liquid assets to sustain a loss of their investment in the Company, had consulted with such independent legal counsel or other advisers as they deemed appropriate to evaluate their investment in the Company, had been afforded the right to ask questions of the Company, and were acquiring the Company’s securities solely for their own account as a personal investment.

Item 3.	Defaults upon Senior Securities.

The Company’s line of credit contains various covenants pertaining to the maintenance of certain financial ratios. As of March 31, 2007, the Company was in compliance with the ratios required under its revolving credit agreement. No events of default exist on the credit facility as of the filing date.

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

Express-1 Expedited Solutions, Inc.

/s/ Michael R. Welch
Michael R. Welch
Chief Executive Officer

/s/  Mark K. Patterson
Mark K. Patterson
Chief Financial Officer

Date May 11, 2007

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