Form 10-Q
period 2007-06-30
EXPRESS-1 EXPEDITED SOLUTIONS INC
filed 2007-08-14
CIK 1166003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from            to
Commission file number 001-32172
Express-1 Expedited Solutions, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	03-0450326
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
429 Post Road
P.O. Box 210
Buchanan, MI 49107
(Address of Principal Executive Offices)(Zip Code)
(269) 695-2700
(Issuer’s Telephone Number, Including Area Code)
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     The Registrant has 26,735,880 shares of its common stock outstanding as of July 20, 2007.

Express-1 Expedited Solutions, Inc.
Form 10-Q
Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

Part I — Financial Information
Item 1. Financial Statements:
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Consolidated Statement of Changes in Stockholders’ Equity
Notes to Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II — Other Information
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
Certificate of Amendment to Certificate of Incorporation
Amended and Restated Corporate Bylaws as of June 20, 2007
Certification of the Chief Executive Officer Pursuant to Section 302
Certification of the Chief Financial Officer Pursuant to Section 302
Certification of the Chief Executive Officer Pursuant to Section 906
Certification of the Chief Financial Officer Pursuant to Section 906

Part I — Financial Information
Item 1 — Financial Statements
Express-1 Expedited Solutions, Inc.
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$328,000	$79,000
Accounts receivable, net of allowances of $70,000 and $77,000, respectively	6,699,000	5,354,000
Prepaid expenses	147,000	265,000
Other current assets	303,000	181,000
Deferred tax asset, current	1,069,000	1,069,000

Total current assets	8,546,000	6,948,000

Property and equipment, net of $1,601,000 and $1,410,000 in accumulated depreciation, respectively	2,408,000	2,488,000

Goodwill	5,527,000	5,527,000
Identified intangible assets, net of $1,164,000 and $1,004,000 in accumulated amortization, respectively	4,065,000	4,225,000
Loans and advances	125,000	143,000
Deferred tax asset, long term	1,334,000	2,069,000
Other long term assets	381,000	209,000

	$22,386,000	$21,609,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,109,000	$1,034,000
Accrued salaries and wages	576,000	724,000
Accrued acquisition earnouts	0	1,960,000
Accrued expenses, other	1,490,000	740,000
Current maturities of long term debt	117,000	117,000
Other current liabilities	530,000	295,000

Total current liabilities	3,822,000	4,870,000

Line of credit	1,346,000	1,159,000
Notes payable and capital leases, net of current maturities	58,000	127,000
Other long-term liabilities	108,000	115,000

Total long-term liabilities	1,512,000	1,401,000

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares no shares issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 26,915,880 and 26,516,037 shares issued and 26,735,880 and 26,336,037 shares outstanding	27,000	27,000
Additional paid-in capital	20,958,000	20,459,000
Accumulated deficit	(3,826,000)	(5,041,000)
Treasury stock, at cost, 180,000 shares held	(107,000)	(107,000)

Total stockholders’ equity	17,052,000	15,338,000

	$22,386,000	$21,609,000

The accompanying notes are an integral part of the financial statements.

Express-1 Expedited Solutions, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Revenues
Operating revenue	$13,842,000	$11,120,000	$25,335,000	$20,675,000

Expenses
Direct expenses	10,328,000	8,257,000	18,801,000	15,386,000

Gross margin	3,514,000	2,863,000	6,534,000	5,289,000

Sales, general and administrative expense	2,242,000	1,923,000	4,492,000	3,644,000
Other expense	27,000	29,000	34,000	132,000
Interest Expense	34,000	63,000	58,000	108,000

Income before income tax provision	1,211,000	848,000	1,950,000	1,405,000

Income tax provision	457,000	—	735,000	—

Net income	$754,000	$848,000	$1,215,000	$1,405,000

Earnings per common share
Basic income per common share	0.03	0.03	0.05	0.05
Diluted income per common share	0.03	0.03	0.04	0.05

Weighted average common shares outstanding
Basic weighted average common shares outstanding	26,706,100	26,285,034	26,574,016	26,285,034
Diluted weighted average common shares outstanding	27,509,728	26,441,809	27,365,538	26,398,952
The accompanying notes are an integral part of the financial statements.

Express-1 Expedited Solutions, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Operating activities

Net Income applicable to stockholders	$1,215,000	$1,405,000

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Provisions for allowance for doubtful accounts	(7,000)	(228,000)
Depreciation & amortization expense	451,000	513,000
Stock compensation expense	85,000	59,000
Common stock issued for ESOP	123,000
Loss on retirement of note receivable	—	90,000
Loss on disposal of equipment	27,000	21,000

Changes in Assets and Liabilities
Account receivables and other trade receivables	(1,337,000)	(949,000)
Other current assets	(120,000)	35,000
Prepaid expenses and other current assets	118,000	132,000
Other long-term assets	556,000	(76,000)
Accounts payable	76,000	279,000
Accrued expenses	750,000	(6,000)
Accrued salaries and wages	(147,000)	(249,000)
Other liabilities	223,000	154,000

	798,000	(225,000)

Cash provided by Operating Activities	2,013,000	1,180,000

Investing activities

Payment of acquisition earn-out	(1,960,000)	(1,460,000)
Payment for purchases of property and equipment	(254,000)	(472,000)
Proceeds from sale of assets	23,000	6,000
Proceeds from notes receivable	18,000	150,000

Cash Flows used in Investing Activities	(2,173,000)	(1,776,000)

Financing activities

Credit line, net	187,000	394,000
Payments of debt	(69,000)	(102,000)
Proceeds from issuance of common stock, net	291,000	—

Cash Flows provided by Financing Activities	409,000	292,000

Net increase (decrease) in cash and cash equivalents	249,000	(304,000)

Cash and cash equivalents, beginning of period	79,000	386,000

Cash and cash equivalents, end of period	$328,000	$82,000

Supplemental disclosures of cash flow information and non-cash investing and financing activities:

Cash paid during the period for interest	$59,000	$101,000
Cash paid during the period for income taxes	$49,000	$—
Debt used to finance purchase of building	$—	$647,000
The accompanying notes are an integral part of the financial statements.

Express-1 Expedited Solutions, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
Six Months Ended June 30, 2007
(Unaudited)

					Additional	Accumulated
	Common Stock		Treasury Stock		Paid In	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance, December 31, 2006	26,516,037	$27,000	(180,000)	$(107,000)	$20,459,000	$(5,041,000)	$15,338,000
Issuance of stock for exercise of warrants	290,500				291,000		291,000
Issuance of common stock	19,343				—		—
Issuance of ESOP shares	90,000				123,000		123,000
Stock option expense					85,000		85,000
Net income						1,215,000	1,215,000

Balance June 30, 2007	26,915,880	$27,000	(180,000)	$(107,000)	$20,958,000	$(3,826,000)	$17,052,000

The accompanying notes are an integral part of the financial statements.

Express-1 Expedited Solutions, Inc.
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 2007 and 2006
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
     The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position at June 30, 2007 and results of operations for the three and six-month periods ended June 30, 2007 and 2006. The preparation of the financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates.
     These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2006 included in our Annual Report on Form 10-K as filed with the SEC and available on the SEC’s website (www.sec.gov). Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.
Revenue Recognition
     The Company recognizes revenue at the point in time it completes delivery on the shipments it handles; with related costs of delivery being accrued as incurred and expensed within the same period in which the associated revenue is recognized. The Company uses the following supporting criteria to determine revenue has been earned and should be recognized: i) persuasive evidence that an arrangement exists, ii) services have been rendered, iii) the sales price is fixed and determinable and iv) collectability is reasonably assured.
     Revenue is reported by the Company on a gross basis in accordance with release 99-19 from the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB), Reporting Revenue Costs as a Principal versus Net as an Agent. The Company is the primary obligor and is responsible for providing the service desired by the customer. The customer holds the Company responsible for fulfillment including the acceptability of the service. Requirements may include, for example, on-time delivery, handling freight loss and damage claims, establishing pick-up and delivery times, and tracing shipments in transit. The Company has discretion in setting sales prices and as a result, its earnings vary. In addition it has discretion to select its drivers, contractors or other transportation providers (collectively, “service providers”) from among thousands of alternatives. Finally, the Company bears credit risk for all of its receivables. These three factors, discretion in setting sales prices, discretion in selecting service provider and credit risk further support reporting revenue on the gross basis.
Stock-Based Compensation
     The Company accounts for share-based compensation in accordance with Statement of Financial Accounting Standard (SFAS) Number 123R, “Share-Based Payment,” which was adopted January 1, 2006, utilizing the modified prospective method.
     The Company has in place a stock option plan approved by the shareholders for 5,600,000 shares of its common stock. Through the plan, the Company offers shares to employees and assists in the recruitment of qualified employees and non-employee directors. Under the plan, the Company may also grant restricted stock awards, subject to the satisfaction by the recipient of certain conditions and enumerated in the specific restricted stock grant.
     Options generally become fully vested three to four years from the date of grant and expire five to ten years from grant date. During the three and six-month periods ended June 30, 2007, the Company granted 25,000 and 410,475 options to purchase shares of its common stock pursuant to its stock option plan as amended, respectively. As of June 30, 2007, the Company had 2,608,525 shares available for future stock option grants under its existing plan.
     The weighted-average fair value of each stock option recorded in expense for the three and six-month periods ended June 30, 2007 and 2006 were estimated on the date of grant using the Black-Scholes option pricing model and were amortized over the vesting period of the underlying options. The Company has used one grouping for the assumptions, as its option grants are primarily basic with similar characteristics. The expected term of options granted has been derived based upon the Company’s history of actual exercise behavior and represents the period of time that options granted are expected to be outstanding. Historical data was also used to estimate option exercises and employee terminations. Estimated volatility is based upon the Company’s historical market price at consistent points in a period equal to the expected life of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and the dividend yield is zero. The assumptions outlined in the table below were utilized in the calculations of compensation expense from option grants in the reporting periods reflected.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Risk-free interest rate	5.00%	4.35%	5.00%	4.35%
Expected life	6.0 years	5.0 years	6.0 years	5.0 years
Expected volatility	35%	31%	35%	26%
Expected dividend yield	none	none	none	none
Grant date fair value	$0.59	$0.37	$0.62	$0.19
     The following table summarizes the stock option activity for the six-month period ended June 30, 2007:

			Weighted
		Weighted	Average
		Average	Remaining
	Shares	Exercise Price	Contractual Life
Outstanding at beginning of period	13,153,738	$1.49	2.5 Years
Warrants granted	10,173	1.25
Warrants expired/cancelled	(20,000)	1.35
Warrants exercised	(290,500)	1.00
Options granted	410,475	1.45
Options expired/cancelled	(1,070,000)	1.75
Options exercised	—	—

Outstanding at end of period	12,193,886	$1.48	2.4 Years
Outstanding exercisable at end of period	11,072,822	$1.50	2.0 Years
     As of June 30, 2007, the Company had approximately $319,000 of unrecognized compensation cost related to non-vested share-based compensation that is anticipated to be recognized over a weighted average period of approximately 1.09 years. Estimated compensation expense related to existing share-based plans is $91,000, $142,000, $79,000 and $7,000 for the years ended December 31, 2007, 2008, 2009 and 2010, respectively.
     At June 30, 2007, the aggregate intrinsic value of warrants and options outstanding was $18,055,000 and the aggregate intrinsic value of options exercisable was $16,504,000. During the three and six-month periods ended June 30, 2007, 90,500 and 290,500 warrants were exercised and the Company received approximately $90,500 and $290,500 in cash from these transactions, respectively. The total fair value of options vested during the same three and six-month periods was approximately $56,000 and $99,000, respectively.

Use of Estimates
     The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews its estimates, including but not limited to purchased transportation, recoverability of long-lived assets, recoverability of prepaid expenses, tax provision, allowance for doubtful accounts, deferred tax assets and expenses associated with the exercise of stock options, on a regular basis. The Company makes adjustments based on historical experiences and existing and expected future conditions. These evaluations are performed and adjustments are made as information is available. Management believes that these estimates are reasonable; however, actual results could differ from these estimates.
Income Taxes
     Taxes on income are provided in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax basis of particular assets and liabilities, and the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the enactment date. A valuation allowance is provided to offset the net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has no valuation allowance on its deferred tax assets, as of June 30, 2007. The Company had gross federal net operating loss carry forwards of approximately $8,250,000 as of December 31, 2006. Based upon the pre-tax income reported in the first six months of 2007, the Company estimates these loss carry forwards have been reduced to approximately $6,300,000 as of June 30, 2007.
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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Net income	$754,000	$848,000	$1,215,000	$1,405,000
Basic weighted shares outstanding	26,706,100	26,285,034	26,574,016	26,285,034
Basic earnings per share	$0.03	$0.03	$0.05	$0.05
     Diluted Earnings per Share — Diluted earnings per common share are computed by dividing net income by the combined weighted average number of shares of common stock outstanding and dilutive options outstanding during the period. The numerators, denominators and diluted earnings per share are outlined in the table below.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Net income	$754,000	$848,000	$1,215,000	$1,405,000
Basic weighted shares outstanding	26,706,100	26,285,034	26,574,016	26,285,034
Dilutive options and warrants	803,628	156,775	791,522	113,918

Diluted weighted shares outstanding	27,509,728	26,441,809	27,365,538	26,398,952
Diluted earnings per share	$0.03	$0.03	$0.04	$0.05

     Warrants Exercised — During the three and six-month periods ended June 30, 2007, the Company received approximately $91,000 and $291,000 in cash from the exercise of 90,500 and 290,500 warrants, respectively. These warrants were originally issued in conjunction with a private placement in September 2003 and carried an exercise price of $1.00 each. The impact of these transactions was (i) an increase in the number of shares outstanding for the three and six-month periods by 90,500 and 290,500 shares, respectively (ii) an associated reduction in basic and diluted earnings per common share, and (iii) an increase in additional paid-in capital.
     Stock and Warrants Granted — During the six-month period ended June 30, 2007, the Company issued 19,343 shares of its common stock and granted 10,173 warrants to the holders of convertible securities issued during July 2003 in connection with a private placement, respectively. The warrants carry an exercise price of $1.25 per share and are exercisable until July 2008.
2. Recent Accounting Pronouncements
     Effective January 1, 2007, the Company adopted FASB Interpretation Number 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS Number 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on the recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from FASB Statement Number 5, Accounting for Contingencies.
     On May 22, 2007, the FASB issued Interpretation Number 48-1 (FIN 48-1), Definition of Settlement in FASB Interpretation Number 48, to provide guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under FIN 48-1, a tax position is considered to be effectively settled if the taxing authority completed its examination, the company does not plan to appeal, and it is remote that the taxing authority would reexamine the tax position in the future.
     The Company did not record an adjustment within its financial statements as a result of adopting the provisions of FIN 48, as of June 30, 2007 and does not currently anticipate a material impact upon its financial statements in future periods as a result of this pronouncement.
     Other new pronouncements issued but not effective until after June 30, 2007 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations, with the possible exception of the following, which are currently being evaluated by management:
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
Contingent Commitment
     The Company has entered into an agreement with a third-party transportation equipment leasing company which results in a contingent liability. The Company has accounted for this contingency based upon the guidelines contained within FIN Number 45 and in SFAS Number 5. Accordingly the Company has estimated the maximum amount of the contingent liability to be $51,000 as of June 30, 2007, and has recorded this amount as a reserve within its balance sheet and as an expense within its statement of earnings. The Company periodically evaluates the contingency amount and adjusts the liability based upon the results of those periodic evaluations. Based upon its analysis, the Company estimates that the range in liability that could be recognized is between $0 and $51,000, as of June 30, 2007.
4. Debt
Line of Credit
     The Company had $1.3 million outstanding and $4.3 million available for additional borrowings under its line of credit as of June 30, 2007. The maximum amount available for borrowings has been reduced by approximately $400,000 for letters of credit issued on behalf of the Company and securing performance under certain insurance contracts. The facility has a maximum available amount of $6.0 million and matures on September 30, 2008.
Term Debt
     The Company has outstanding $175,000 of term debt related to capital leases on revenue equipment and other assets used within its operations as of June 30, 2007. Of this amount, $117,000 is classified as current; maturing in less than one year.
5. Related Party Transaction
     In March 2007, the Company issued $210,000 to the former owners of Dasher Express, Inc. and $1,750,000 to the former owners of Express-1, Inc. to satisfy its contingent earn-out payments associated with the Company’s performance for calendar year 2006. The Company’s Board of Directors, at the recommendation of the Company’s management, determined that a cash payment was in the Company’s best interest and accordingly satisfied this obligation with cash available from operations and with borrowings from the Company’s line of credit. The Company’s CEO is among the former owners of Express-1, Inc. and received approximately 41% of the $1,750,000 distribution. Members of his extended family, who are also Named Executive Officers of the Company, collectively received 32% of the distribution as former owners of Express-1, Inc., exclusive of the CEO’s proceeds.
6. Operating Segments
     The Company’s two reportable business segments, Express-1 and Evansville, are defined by the types of services offered to the customers of each. Express-1 provides ground-based expedited transportation services throughout the continental United States, and to parts of Canada and Mexico. The Evansville segment provides dedicated expedite transportation services primarily to one customer account servicing automotive dealerships within a 250-mile radius of Evansville, Indiana.
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies within this report and more fully within the Company’s annual report on Form 10-K for 2006. Substantially all inter-segment sales prices are market based and all inter-segment activities are eliminated for financial reporting purposes. The Company evaluates performance based on operating income of the respective business units.
     The schedule below identifies select financial data for each of the business segments for the three and six month periods ended June 30, 2007 and 2006.

Express-1 Expedited Solutions, Inc
Segment Data

			Corporate and
	Express-1	Evansville	Other	Consolidated
Three Months Ended June 30, 2007
Revenues	$12,575,000	$1,267,000	$0	$13,842,000
Operating income (loss)	1,556,000	102,000	(447,000)	1,211,000
Depreciation and amortization	188,000	32,000	—	220,000
Interest expense	—	—	34,000	34,000
Tax provision	—	—	457,000	457,000
Goodwill	5,527,000	—	—	5,527,000
Total assets	18,490,000	820,000	3,076,000	22,386,000

Three Months Ended June 30, 2006
Revenues	$9,868,000	$1,252,000	$0	$11,120,000
Operating income (loss)	1,094,000	100,000	(346,000)	848,000
Depreciation and amortization	207,000	47,000	0	254,000
Interest expense	0	0	63,000	63,000
Tax provision	0	0	0	0
Goodwill	3,567,000	0	0	3,567,000
Total assets	15,630,000	845,000	2,444,000	18,919,000

Six Months Ended June 30, 2007
Revenues	$22,850,000	$2,485,000	$0	$25,335,000
Operating income (loss)	2,540,000	237,000	(827,000)	1,950,000
Depreciation and amortization	376,000	75,000	—	451,000
Interest expense	—	—	58,000	58,000
Tax provision	—	—	735,000	735,000
Goodwill	5,527,000	—	—	5,527,000
Total assets	18,490,000	820,000	3,076,000	22,386,000

Six Months Ended June 30, 2006
Revenues	$18,244,000	$2,431,000	$0	$20,675,000
Operating income (loss)	1,969,000	128,000	(692,000)	1,405,000
Depreciation and amortization	419,000	94,000	0	513,000
Interest expense	0	0	108,000	108,000
Tax provision	0	0	0	0
Goodwill	3,567,000	0	0	3,567,000
Total assets	15,630,000	845,000	2,444,000	18,919,000
7. Subsequent Events
     The Company held discussions with its contract customer and contract administrator for its Evansville segment in August 2007. It is the understanding of the Company’s management that, at this time, the customer does not wish to enter into another long-term contract but prefers to continue with the relationship under the general provisions of the expired contract. The Company remains in negotiations regarding rate increases and other provisions sought in Evansville and anticipates modifications will be in place during the third quarter of 2007. The Company believes it is in its best interest to continue to service the account in Evansville, even without a long-term contract.
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
Executive Summary
     Express-1 Expedited Solutions, Inc. (“we”, “us”, “our” and the “Company”) operates as an expedited transportation company. We service over 1,500 customers, specializing in time-sensitive transportation, fulfilled through a variety of exclusive-use vehicles, delivering reliable same-day or high-priority service between points within the United States and parts of Canada. Our services include expedited surface transportation, aircraft charters and dedicated expedited delivery. Our vehicle classifications include cargo vans, both 12-foot and 24-foot straight trucks and semi tractor-trailers. We offer an ISO 9001:2000 certified, twenty-four hour, seven-day-a -week call center allowing our customers immediate communication and status updates on time sensitive shipments while in-transit. Our customers receive electronic alerts, shipment tracking, proof of delivery, billing status and performance reports. We are dedicated to providing premium services that are customized to meet our clients’ individual needs and flexible enough to cope with an ever-changing business environment.
     We offer our services through two business segments referred to as Express-1 and Evansville. Both these segments are focused within the time-sensitive, high-priority expedite transportation market. Representing approximately 90% of our consolidated revenue, Express-1 is our largest business segment. Our Evansville operations account for approximately 10% of consolidated revenue and are sometimes referred to as “Dedicated” or “Evansville Dedicated” within our reports. These two expedite operations are complementary and provide us with a core base of focused transportation services on which to build.
     We serve our customers’ needs through two primary operational centers. Our Express-1 operations are located in Buchanan, Michigan, while our dedicated operations are located in Evansville, Indiana. We also operate a small cross-dock facility in Swanton, Ohio, near Toledo, which exclusively supports our Express-1 operations.
     Express-1 provides its services primarily through a fleet of independent contractors operating a variety of their own equipment, including vans, straight trucks and semis. We often refer to this business model as “asset-light” meaning we predominantly rely upon equipment owned by our fleet of independent contract drivers to service the freight of our customers as opposed to purchasing our own fleet of equipment or “assets.” Our “asset-light” model can be contrasted with “non-asset” and “asset-intensive” business models which are both common within the transportation industry. The use of terms that describe the ownership and source of assets is helpful in allowing our investors to understand the amount of capital investment necessary in each form of transportation business model. Since we own and operate less than ten units within this segment, we consider ourselves to be “asset- light.” To supplement the capacity available from our fleet of contract drivers and company trucks, we utilize a network of transportation carriers to handle additional freight. The use of an asset-light model has enabled Express-1 to maintain its profitability under varying economic conditions. Express-1 operates throughout the United States and within certain provinces of Canada and Mexico.
     We operate a dedicated transportation service from our Evansville, Indiana facility. Approximately 90% of our Evansville revenues are generated by service to one account. Our dedicated service contract extended through April 2007, and the Company has been operating without a contract since that time. In August 2007, we received word that a long-term contract will not be forthcoming at this time. The customer has requested further that we continue our Evansville services without a long-term commitment.
     Our growth strategy centers on initiatives, which we feel will continue to enhance both our top and bottom lines. Through internal growth, referred to by us as organic growth, our management team anticipates we will continue to increase our fleet capacity, expedited market presence and geographic footprint. To complement organic growth, we plan to entertain selective acquisitions on occasion, in furtherance of our expedited market focus. We continued to execute our strategy in the second quarter of 2007 as reflected by our year-over-year organic revenue growth of 27.4% for Express-1 and 1.2% for Evansville. Additionally, we have been able to hold “direct expenses” in-line as a percentage of total revenue compared to the previous year.
For the three months ended June 30, 2007 compared to the three months ended June 30, 2006
     Each of our business segments, which are defined more fully below, have unique operations and sources of revenue and associated expense. In addition to revenue and direct expenses, we identify the costs associated with our executive management team, public company expense, board of directors, legal and other costs of operating as a public company under the caption Corporate.
     Our Express-1 segment has two means of generating revenues. Most of the revenue within this business segment is generated through a fleet of vehicles, we refer to this as our “Core Fleet.” These vehicle are predominantly owned and operated (approximately 98%) by independent contract drivers, with about 2% of the units owned by us. Revenue is also generated in our Express-1 segment through brokering loads to third-party transportation companies. Within our reports, we refer to revenue generated from this brokerage activity as our “Brokerage” revenue. Jointly, the activities of our Core Fleet and Brokerage are integral to Express-1. Both activities service the same customer base, are used interchangeably within our operations and are managed by the same staff and support team. When a load request is received within our operations center, the team quickly assesses whether the load can be hauled by our fleet of contract drivers or is to be brokered to one of our partner carriers. In all cases, we remain the primary obligor in the transaction and bear risks associated with providing freight services.
     Our Evansville business segment operates as a division of our Company and utilizes a fleet of Company owned or Company leased vehicles with employee drivers to generate its revenue.
     We refer to the impact of fuel on our business throughout this discussion. For purposes of these references, we have only considered the impact of fuel surcharge revenues, fuel surcharge payments to contractors and fuel costs associated with the Express-1 Core Fleet and Evansville operations, excluding our Express-1 Brokerage operations. We feel that this approach, most readily conveys the impact of fuel on our business, our revenues and costs. Fuel charges are not commonly negotiated as a separate item within our Express-1 Brokerage operations, which is a common practice within the brokerage portion of the transportation industry. For that reason, it’s impossible to accurately separate fuel revenues and costs from other revenues and costs on a load-by-load basis, for the Express-1 Brokerage activities.
     The table below is provided to allow the users of our reports a means to quickly determine the period-over-period changes in dollars, year-over-year percentage and percentage of revenue for some of the main captions within our financial reports. It is not intended to replace the financial statements contained elsewhere within this report on Form 10-Q and users of our reports are encouraged to review those financials as well as the notes thereto. For the purpose of this comparison, we have reclassified our Interest and Other expense line items into our Sales, General and Administrative expenses.

					Percentage of Revenue
	Three Months Ended June 30,				Three Months Ended June 30,
Revenues	2007	2006	Change	% Change	2007	2006

Express-1 core fleet	$10,861,000	$7,696,000	$3,165,000	41.1%	78.4%	69.2%
Express-1 brokerage	1,714,000	2,172,000	(458,000)	-21.1%	12.4%	19.5%

Total Express-1	12,575,000	9,868,000	2,707,000	27.4%	90.8%	88.7%
Evansville	1,267,000	1,252,000	15,000	1.2%	9.2%	11.3%

Total revenues	$13,842,000	$11,120,000	$2,722,000	24.5%	100.0%	100.0%

Direct expenses
Express-1 core fleet	$7,894,000	$5,469,000	$2,425,000	44.3%	72.7%	71.1%
Express-1 brokerage	1,396,000	1,799,000	(403,000)	-22.4%	81.4%	82.8%

Total Express-1	9,290,000	7,268,000	2,022,000	27.8%	73.9%	73.7%
Evansville	1,038,000	989,000	49,000	5.0%	81.9%	79.0%

Total direct expenses	$10,328,000	$8,257,000	$2,071,000	25.1%	74.6%	74.3%

Gross Margin
Express-1 core fleet	$2,967,000	$2,227,000	$740,000	33.2%	27.3%	28.9%
Express-1 brokerage	318,000	373,000	(55,000)	-14.7%	18.6%	17.2%

Total Express-1	3,285,000	2,600,000	685,000	26.3%	26.1%	26.3%
Evansville	229,000	263,000	(34,000)	-12.9%	18.1%	21.0%

Total gross margin	$3,514,000	$2,863,000	$651,000	22.7%	25.4%	25.7%

Sales, general and administrative expenses
Express-1 (*)	$1,729,000	$1,506,000	$223,000	14.8%	13.7%	15.3%
Evansville (*)	127,000	163,000	(36,000)	-22.1%	10.0%	13.0%
Corporate	447,000	346,000	101,000	29.2%	3.2%	3.1%

Total sales general and administrative expenses	$2,303,000	$2,015,000	$288,000	14.3%	16.6%	18.1%

Income from operations
Express-1	$1,556,000	$1,094,000	$462,000	42.2%	12.4%	11.1%
Evansville	102,000	100,000	2,000	2.0%	8.1%	8.0%
Corporate	(447,000)	(346,000)	(101,000)	29.2%	-3.2%	-3.1%

Total income from operations	1,211,000	848,000	363,000	42.8%	8.7%	7.6%
Tax Provision	457,000	—	(457,000)	100.0%	3.3%	—

Total net income	$754,000	$848,000	$(94,000)	-11.1%	5.4%	7.6%

*	Percentages reflected in the table above in columns labeled “Percentage of Revenue, Three Months Ended June 30” were calculated based upon associated revenues for each grouping reflected, rather than consolidated revenues.
     Revenues
     Consolidated Revenues increased 24.5 % during the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The increase in revenue primarily relates to strong organic growth within our Express-1 business segment. Our Evansville operations generate revenue primarily from one account, which makes it much more difficult to obtain an increase in revenues within this segment. Fuel surcharge revenue was $1,125,000 and $821,000 for the three months ended June 30, 2007 and 2006, respectively, contributing to some of the increase in revenue. Fuel surcharges are billed to our customers based upon a variable matrix that is tied to a national weekly index published by the Department of Energy.

     Express-1 Revenues increased 27.4% during the three months ended June 30, 2007 as compared to the same three months of 2006. The increase in revenue was associated with growth in revenues from the core fleet, which represents the freight hauled on our fleet of independent contractor and company owned trucks. Express-1 successfully increased its average fleet size by approximately 36% during the second quarter of 2007 compared to the second quarter of 2006. With this added capacity, we leveraged organic growth opportunities by expanding market share with existing customers as well as acquiring new accounts. Due to the increased fleet size, we successfully diverted some load opportunities that previously would have been brokered to other carriers onto our own fleet of independent contractors. Our margins are normally a little higher on loads hauled by our own fleet, than those brokered to third parties. We occasionally go through periods of time where the opportunity to broker semi-truckload business volume has been greater due to capacity shortages within the general freight markets. We refer to this cyclical business volume as “capacity expedites, “ and our strategy has been to position Express-1 to take advantage of capacity expedites when present, but to continue to focus on building its fleet capacity as a core means of growth. Fuel surcharge revenue was $994,000 during the current quarter compared to $685,000 for the same period in 2006.
     Evansville Revenues increased 1.2% in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The increase in revenues for Evansville was attributable to the acquisition of new customers. Revenue derived from the primary customer in Evansville was approximately even with that from the same period in the prior year. Evansville recorded $132,000 in fuel surcharges for the second quarter of 2007, as compared to $136,000 in fuel surcharges for the same period in 2006.
Direct Expenses
      Consolidated Direct Expenses, increased by 25.1% for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. These expenses consist primarily of payment for trucking services, independent contractors, fuel, insurance, cross-dock facilities, equipment costs and direct personnel payroll expenses. During the period we experienced some increases in costs within both our Express-1 and Evansville business segments. The primary factors contributing to the increase in direct costs are the cost of fuel, equipment maintenance and accident claims. During the second quarter of 2007, fuel related expenses totaled $1,258,000 compared to $952,000 in the second quarter of 2006.
     Express-1 Direct Expenses increased by 27.8% during the second quarter of 2007 compared to the second quarter of 2006. As a percentage of revenue, direct expenses were essentially level during the period. Payments to contractors and other parties for providing services were in-line with the same period in the previous year, while payments for insurance claims and the cost of operating a larger fleet increased. Fuel prices impacted costs during the period compared to the same period in the prior year, and represented $991,000 and $696,000 during the second quarters of 2007 and 2006 respectively.
     Evansville Direct Expenses increased by 5.0% during the second quarter of 2007 compared to the second quarter of 2006. The increase was related to rises in the cost of direct labor, equipment and facilities. Evansville has benefited from more favorable margins on the portion of business not associated with the dedicated contract, which somewhat mitigates the increases in direct costs. The impact of fuel on direct costs within Evansville was minimal for the period, as fuel represented $267,000 and $256,000 for the second quarters of 2007 and 2006, respectively.
Gross Margin
     Consolidated Gross Margin improved by 22.7% and represented approximately 25.4% of consolidated revenues for the three months ended June 30, 2007 compared to 25.7% of consolidated revenue for the three months ended June 30, 2006. The decline in gross margin as a percentage of revenue was primarily associated with the aforementioned increases in costs within our Evansville segment. Within Express-1, gross margin improved slightly as a percentage of revenue. Fuel costs and surcharges had a limited effect on gross margin as a percentage of revenue for the period.
     Express-1 Gross Margin increased by 26.3% and represented 26.1% of revenue for the three months ended June 30, 2007, as compared to 26.3% of revenues for the same period in 2006. During the second quarter of 2007, Express-1 organically grew its revenue by 27.4% over the same period in the prior year resulting from growth of 35.8% within its fleet of independent contract drivers. The growth within the Express-1 fleet, lessened the impact of softness in the brokerage activities related to the weak general freight market for semi tractor-trailers.
     Evansville Gross Margin decreased by 12.9% and represented 18.1% of revenue for the three months ended June 30, 2007 compared to 21.0% for the three months ended June 30, 2006. The decrease in margin was due to cost increases associated with the

Evansville dedicated contract. Fuel costs did not significantly impact margin within our Evansville operations for the quarter compared to the same quarter in the prior year.
Sales, General and Administrative Expenses (Including interest and other expenses)
     Consolidated Sales, General and Administrative Expenses (SG&A) increased by 14.3% and represented 16.6% of revenue during the three months ended June 30, 2007 compared to 18.1% of revenue for the three months ended June 30, 2006. Decreases in SG&A as a percentage of revenue were realized within both business segments. Our Corporate expenses remained relatively flat as we are implementing the provisions of Section 404 of Sarbanes Oxley. Our management is pleased with the cost containment efforts of our entire team, and we continue to cautiously anticipate additional leverage can be attained in the future. We have invested some of our profits into initiatives we feel will help generate longer-term growth. These include expansion within our sales and recruiting forces and development of larger international capabilities.
     Express-1 Sales, General and Administrative Expense increased by 14.8% and represented 13.7% of associated revenue for the three-month period ended June 30, 2007 compared to 15.3% for the same period in 2006. Express-1 continued to benefit from its operating leverage and we believe it should continue to achieve higher rates of growth in revenue than the rate of increase within SG&A in the future.
     Evansville Sales, General and Administrative Expense decreased by 22.1% and represented 10% of revenue during the three months ended June 30, 2007, as compared to 13.0% of revenue for the three months ended June 30, 2006. Contributing to this decrease was the elimination of amortization associated with start-up costs for the Evansville operation and a reduction in the amount of corporate overhead absorbed within the period compared to the same period in the prior year.
Income From Operations
     Consolidated Income From Operations increased 42.8% during the three months ended June 30, 2007 compared to the three months ended June 30, 2006. We have benefited from the success within our Express-1 segment. The improvement in operating income came during a soft general freight market. We continue to gain market share and grow due to the hard work and dedication of our employees and independent contract drivers, which we refer to as “VP’s” or “Value Providers.” We are dedicated to customer service and focused on profitable long-term growth. As shareholders, our employees have a stake in our success and continue to drive this momentum.
     Express-1 Income from Operations improved by 42.2% during the three months ended June 30, 2007 compared to the same period in the prior year. Contributing to the year-over-year change were improvements in gross margin and SG&A expenses. Express-1 has continued its historical trend of strong revenue and earnings growth, which emphasizes our operating leverage.
     Evansville Income from Operations increased by 2.0% during the three months ended June 30, 2007 compared to the same period in the prior year. Contributing to the overall profitability within Evansville was an increase in revenue from newly-acquired customer accounts with stronger margins. We continue to operate our Evansville dedicated services without a long-term contract, and anticipate some rate increases and other provisions will be forthcoming to compensate for our support of this dedicated customer.
Provision for, Benefit from Income Tax
     During the three months ended June 30, 2007, we recorded a current income tax provision of $457,000 on a consolidated basis compared to no current tax provision in the three months ended June 30, 2006. No taxes were recorded during the second quarter of 2006 due to the existence of a deferred tax valuation allowance in excess of $2.0 million. The valuation allowance was eliminated during the fourth quarter of 2006. On June 30, 2007, our estimates indicated we had approximately $6.3 million of Federal Net Operating Loss Carry-forwards (NOL’s), which will be used to reduce future taxable income. We do not anticipate using a significant amount of cash for income tax payments until these NOL’s are exhausted, but we do anticipate paying a nominal amount of Alternative Minimum Tax and State income taxes during this period. We record our provision for Federal and State income taxes at the approximate rate of 37.5% of pre-tax income.
Net Income
     Net Income declined by 11.1% during the three months ended June 30, 2007, as compared to the three months ended June 30, 2006.

The decrease is due to the recording of a current tax provision during the 2007 period. As previously mentioned, net income before tax increased by 42.8% during the quarter.
Earnings Per Share
     Basic Earnings Per Share was $0.03 for the three months ended June 30, 2007 compared to $0.03 for the three months ended June 30, 2006. During these same periods, basic weighted average shares outstanding were 26,706,100 and 26,285,034 for 2007 and 2006, respectively.
     Diluted Earnings Per Share was $0.03 for the three months ended June 30, 2007 compared to $0.03 for the three months ended June 30, 2006. During these same periods, diluted weighted average shares outstanding were 27,509,728 and 26,441,809 for 2007 and 2006 respectively.
For the six months ended June 30, 2007 compared to the six months ended June 30, 2006
     The table below is provided to allow the users of our reports a means to quickly determine the period-over-period changes in dollars, year-over-year percentage and percentage of revenue for some of the main categories within our reports. It is not intended to replace the financial statements contained elsewhere within this report on Form 10-Q and users of our reports are encouraged to review those financials as well as the notes thereto. For the purposes of this comparison, we have reclassified our Interest and Other expense line items into our Sales, General and Administrative expenses.

					Percentage of Revenue
	Six Months Ended June 30,				Six Months Ended June 30,
Revenues	2007	2006	Change	% Change	2007	2006

Express-1 contractors	$19,499,000	$13,933,000	$5,566,000	39.9%	77.0%	67.4%
Express-1 brokerage	3,351,000	4,311,000	(960,000)	-22.3%	13.2%	20.8%

Total Express-1	22,850,000	18,244,000	4,606,000	25.2%	90.2%	88.2%
Evansville	2,485,000	2,431,000	54,000	2.2%	9.8%	11.8%

Total revenues	$25,335,000	$20,675,000	$4,660,000	22.5%	100.0%	100.0%

Direct expenses
Express-1 contractors	$14,159,000	$9,978,000	$4,181,000	41.9%	72.6%	71.6%
Express-1 brokerage	2,681,000	3,428,000	(747,000)	-21.8%	80.0%	79.5%

Total Express-1	16,840,000	13,406,000	3,434,000	25.6%	73.7%	73.5%
Evansville	1,961,000	1,980,000	(19,000)	-1.0%	78.9%	81.4%

Total direct expenses	$18,801,000	$15,386,000	$3,415,000	22.2%	74.2%	74.4%

Gross Margin
Express-1 contractors	$5,340,000	$3,955,000	$1,385,000	35.0%	27.4%	28.4%
Express-1 brokerage	670,000	883,000	(213,000)	-24.1%	20.0%	20.5%

Total Express-1	6,010,000	4,838,000	1,172,000	24.2%	26.3%	26.5%
Evansville	524,000	451,000	73,000	16.2%	21.1%	18.6%

Total gross margin	$6,534,000	$5,289,000	$1,245,000	23.5%	25.8%	25.6%

Sales, general and administrative expenses
Express-1	$3,470,000	$2,869,000	$601,000	20.9%	15.2%	15.7%
Evansville	287,000	323,000	(36,000)	-11.1%	11.5%	13.3%
Corporate	827,000	692,000	135,000	19.5%	3.3%	3.3%

Total sales general and administrative expenses	$4,584,000	$3,884,000	$700,000	18.0%	18.1%	18.8%

Income from operations
Express-1	$2,540,000	$1,969,000	$571,000	29.0%	11.1%	10.8%
Evansville	237,000	128,000	109,000	85.2%	9.5%	5.3%
Corporate	(827,000)	(692,000)	(135,000)	19.5%	-3.3%	-3.3%

Total income from operations	1,950,000	1,405,000	545,000	38.8%	7.7%	6.8%

Tax Provision	735,000	—	(735,000)	100.0%	2.9%	—

Total net income	$1,215,000	$1,405,000	$(190,000)	-13.5%	4.8%	6.8%

*	Percentages reflected in the table above in columns labeled “Percentage of Revenue, Six Months Ended June 30” were calculated based upon associated revenues for each grouping reflected, rather than consolidated revenues.
Revenue
     Consolidated Revenues increased 22.5 % during the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The increase in revenue was generated primarily by organic growth within our Express-1 segment. Our Evansville operations generate revenue primarily from one dedicated contract making it more difficult to obtain an increase. Fuel surcharge revenue was $1,964,000 and $1,419,000 for the six months ended June 30, 2007 and 2006, respectively, contributing to some of the increase in revenue.

     Express-1 Revenues increased 25.2% during the six months ended June 30, 2007 compared to the same six months of 2006. Increases in capacity within our core fleet provided the stimulus for this growth. Express-1 realized an increase in average fleet size of approximately 33% during the first half of 2007 compared to the first half of 2006. We have continued to handle more of our customer calls on our own fleet, as opposed to brokering the loads to third party carriers. Consequently, we’ve seen a decline in the Brokerage portion of our Express-1 Brokerage activities, as the number of loads moved by our own equipment has increased substantially year-over-year. Coupled with this has been an overall decline in the volume of loads available for brokerage during the six months of 2007, versus the same period in 2006. Our volume of semi-truckload capacity expedites began to decline in third-quarter of 2006, and is impacted by capacity swings within the general truck-load market. Fuel surcharge revenue was $1,717,000 during the first six months of 2007 compared to $1,178,000 for the same period in 2006.
     Evansville Revenues increased 2.2% in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The increase in revenues for Evansville was attributable to the acquisition of new customers. Revenue derived from the dedicated contract customer was down slightly year-over-year. Evansville recorded $247,000 in fuel surcharges during the first half of 2007 compared to $241,000 in fuel surcharges during the first half of 2006.
Direct Expense
     Consolidated Direct Expenses, increased by 22.2% for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. As a percentage of revenue, we were able to hold cost increases to a minimum within our business segments. During the first six months of 2007, fuel related expenses totaled $2,150,000 and $1,678,000 for 2007 and 2006, respectively.
     Express-1 Direct Expenses increased by 25.6% during the first six months of 2007 compared to the same period in 2006. As a percentage of revenue, direct expenses were level during the period thereby supporting our margin. Express-1 payments to contractors and other parties were essentially flat, while payments for insurance claims and the cost of operating a larger fleet increased slightly. Fuel prices impacted costs during the period compared to the same period in the prior year and represented $1,649,000 and $1,211,000 of direct expense during the first six months of 2007 and 2006, respectively.
     Evansville Direct Expenses decreased by 1.0% during the first six months of 2007 compared to the same period in 2006. Our Evansville operations were able to hold increases related to direct wages, equipment and facilities during the early part of the year, which offset increases near the end of the first half of 2007. Benefiting Evansville greatly have been the more favorable margins on new accounts. The impact of fuel on direct costs within Evansville was minimal during the period, as fuel represented $501,000 and $467,000 for the first six months of 2007 and 2006, respectively.
Gross Margin
     Consolidated Gross Margin improved by 23.5% and represented approximately 25.8% of consolidated revenues for the first half of 2007 compared to 25.6% of consolidated revenue for the same period in 2006. The improvements were primarily associated with the aforementioned ability to hold costs in-line as a percentage of revenue coupled with the improvements in margin on new accounts in Evansville. Fuel costs and surcharges had a limited effect on gross margin as a percentage of revenue for the period.
     Express-1 Gross Margin increased by 24.2% and represented 26.3% of revenue for the first half of 2007 compared to 26.5% of revenues for the same period in 2006. Express-1 has been able to successfully hold its margin at a historically good level, in spite of softness within the transportation markets. This underscores the premium value attributable to our expedited freight compared to that of general commodity transportation. During the first half of 2007, Express-1 successfully grew its fleet by 33.3% over the same period in 2006.
     Evansville Gross Margin increased by 16.2% and represented 21.1% of revenue for the first half of 2007 compared to 18.6% for the same period in 2006. The increase was primarily the result of stronger margins associated with new customer accounts within the segment. During the period fuel cost did not significantly impact margin within Evansville compared to the same period in the prior year.
Sales, General and Administrative Expenses (Including interest and other expenses)
     Consolidated Sales, General and Administrative Expenses (SG&A) increased by 18.0% and represented 18.1% of revenue during the first six months of 2007 compared to 18.8% of revenue for the same period in 2006. Decreases in SG&A as a percentage of revenue were realized within both our business segments, while our Corporate expenses remained level, even as we are implementing Section 404 of Sarbanes Oxley. Our management is pleased with the cost containment efforts of our entire team, and we continue to cautiously anticipate additional leverage in the future. We have begun to invest and will continue to invest some of our profits into initiatives targeting longer term growth. These include expansion within our sales and recruiting force and development of a larger international capability.

     Express-1 Sales, General and Administrative Expense increased by 20.9% for the first six months of 2007 compared to the same period in 2006. Included within SG&A during the first six months of 2007 was the write-down on one specific customer’s account receivable in the amount of $175,000. Express-1 continued to benefit from its operating leverage and we anticipate achieving higher rates of growth in revenue than for SG&A in the future.
     Evansville Sales, General and Administrative Expense decreased by 11.1% during the first six months of 2007 compared to the same period in 2006. Contributing to this decrease was the elimination of amortization related to start-up costs during April 2007.
Income From Operations
     Consolidated Income From Operations increased 38.8% during the six months ended June 30, 2007 compared to the same period in 2006. We benefited from the success within our Express-1 operations and improvements in our Evansville operations. Our increases in operating income were achieved in a weak transportation market. Our entire organization is focused on continuing to drive momentum.
     Express-1 Income from Operations improved by 29.0% during the first half of 2007 compared to the same period in 2006. Contributing to the year-over-year change were strong margins and controls over SG&A. Express-1 continued its historical trend of strong revenue and earnings growth, emphasizing our operating leverage.
     Evansville Income from Operations increased by 85.2% during the first half of 2007 compared to the same period in 2006. Contributing to the overall profitability within Evansville were increases in revenue from newly-acquired customer accounts with stronger margins.
Provision for, Benefit from Income Tax
     During the six months ended June 30, 2007, we recorded a current income tax provision of $735,000 on a consolidated basis compared to not recording a current tax provision in the same period in 2006. Due to the existence of a deferred tax valuation allowance, we did not record a provision for current taxes on our statements during the first nine months of 2006. The valuation allowance was eliminated during the fourth quarter of 2006. On June 30, 2007, we estimate our Net Operating Loss Carryforwards (NOL’s) to be approximately $6.3 million. This will be used to reduce future taxable income until exhausted. We do not anticipate using a significant amount of cash for income tax payments, but will pay a nominal amount of Alternative Minimum Tax and State income taxes until the NOL is depleted. We record our provision for income taxes at the approximate rate of 37.5% of pre-tax income.
Net Income
     Net Income declined by 13.5% during the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The decrease is due to recording of a current tax provision during the 2007 period. As previously mentioned, net income before tax increased by 38.8% during the same period.
Earnings Per Share
     Basic Earnings Per Share was $0.05 for the six months ended June 30, 2007 compared to $0.05 for the six months ended June 30, 2006. During these same periods, basic weighted average shares outstanding were 26,574,016 and 26,285,034 for 2007 and 2006, respectively.
     Diluted Earnings Per Share was $0.04 for the six months ended June 30, 2007 compared to $0.05 for the six months ended June 30, 2006. During these same periods, diluted weighted average shares outstanding were 27,365,538 and 26,398,952 for 2007 and 2006 respectively.
Critical Accounting Policies
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. In certain circumstances, those estimates and assumptions can affect amounts reported in the accompanying consolidated financial statements. We have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts will be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2006, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. Following is a brief discussion of the changes that occurred during 2007 to the significant accounting policies and estimates disclosed in Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2006.
Revenue Recognition
      We recognize revenue at the time of delivery based upon the following criteria: i) persuasive evidence of an arrangement exists, ii) services have been rendered, iii) the sales price is fixed and determinable and iv) collectability is reasonably assured. We report revenue on a gross basis in accordance with EITF 99-19, Reporting Revenue Costs as a Principal versus Net as an Agent. We are the primary obligor and are responsible for providing the service desired by the customer and we are responsible for fulfillment including the acceptability of the service. We have discretion in setting sales prices and as a result, our earnings vary. In addition we have discretion to select our drivers, contractors or other transportation providers (collectively, “service providers”) from among thousands of alternatives. Finally, we have credit risk for our receivables. These three factors, discretion in setting sales prices, discretion in selecting service provider and credit risk further support reporting revenue on the gross basis.
New Pronouncement
     Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from FASB Statement No. 5, Accounting for Contingencies. The adoption of FIN 48 had no impact on our financial statements in the current period.
Liquidity and Capital Resources
Cash Flow
     As of June 30, 2007, we had $4,724,000 of working capital with associated cash and cash equivalents of $328,000 compared with working capital of $2,078,000 and cash of $79,000 at December 31, 2006. This represents an increase of 120% or $2,397,000 in non-cash working capital during the period.
     During the six months ended June 30, 2007, we generated $2,013,000 in cash from operations compared to $1,180,000 for the first six months of 2006. Primary components of this increase were (i) an increase of approximately $500,000 in tax-adjusted net income (net income before tax , less the amount of cash paid for income taxes), (ii) an increase in receivables and related provisions for doubtful accounts of approximately $170,000, and (iii) a reduction in other assets, and increases in accrued expenses and other accruals of approximately $505,000.
     Investing activities used approximately $2,173,000 during the six months ended June 30, 2007 compared to our use of $1,776,000 on these activities during the prior year. Most of this cash was used to satisfy earn-out payments to the former owners of Express-1, Inc. and Dasher Express, Inc. during both years. These payments totaled $1,960,000 and $1,460,000, respectively during the six month periods ending June 30, 2007 and 2006. In addition to these payments, we used $231,000 and $466,000 on capital expenditure items, such as satellite communications equipment for our fleet, computer software and related computer hardware, during the 2007 and 2006 periods respectively. During 2006, we received approximately $150,000 in proceeds from a loan on one of our former business units.
     Financing activities generated approximately $409,000 and $292,000 for the six month periods ended June 30, 2007 and 2006 respectively. This cash from financing activities was principally derived from $291,000 we received on the exercise of warrants and new borrowings on our line of credit facility and reductions in capital lease obligations of $118,000 during the 2007 period. Financing activities generated approximately $292,000 for the same six-month period in 2006.

Liquidity
     Credit Facility — To ensure that our Company has adequate near-term liquidity, we maintain a $6.0 million line of credit facility with a Michigan banking corporation (the “Bank”). The line of credit calls for our operating subsidiary, Express-1, Inc. to be the borrower and the Company to act as guarantor. Under the loan documents, we may draw upon the line of credit the lesser of (i) $6,000,000 or (ii) 80% of the eligible accounts receivable of Express-1, Inc. plus $912,000 based upon real property also included in the collateral base. All obligations under the agreements are secured by the accounts receivable and other assets of Express-1, Inc. All advances under the agreement are subject to interest at the Bank’s prime rate plus an applicable margin ranging from negative 0.50% to positive 0.25% and based upon the Company’s performance in the preceding quarter. Interest is payable monthly. The maturity date of the loan is September 30, 2008, and the facility contains covenants pertaining to the maintenance of certain financial ratios. As of June 30, 2007, the Company was in compliance with all terms and conditions under the loan agreements and had available borrowing capacity of approximately $4.3 million with an effective interest rate of 8.0%.
     The Bank facility also permits the issuance of letters of credit as security for the Company’s obligations and contingent obligations. As of June 30, 2007, we had outstanding letters of credit totaling approximately $400,000, issued primarily for deductibles and premium security on various insurance policies. The total of these letters of credit has reduced the above-described borrowing capacity by an equal amount.
     Warrants and Options — We may receive proceeds in the future from the exercise of warrants and options outstanding as of June 30, 2007, in accordance with the following schedule:

	Approximate
	Number of	Approximate
	Shares	Proceeds
Total Outstanding as of June 30, 2007:
Options granted within Stock Compensation Plan	2,991,475	$3,663,146
Options granted outside Stock Compensation Plan(1)	1,712,857	2,997,500
Warrants issued	7,489,554	11,394,532

	12,193,886	$18,055,178

(1)	Consists of options granted to sellers of Dasher Express, Inc. and Express-1, Inc. in conjunction with the purchase agreements for these two acquisitions.
     Contractual Obligations— The table below reflects all contractual obligations of our Company as of June 30, 2007. Included within this table is the maximum amount that could become due and payable for the one remaining contingent earn-out payment on the Dasher and Express-1 acquisitions. The contingent amount is tied directly to the segment performance of Express-1 for the full year of 2007.
     We believe a significant portion of the required payments will be generated by our operations. However, we may have to secure additional sources of funds in the future to make some portion of the payments as due.

	Payments due by period
		Less than 1	1-3	3-5	More than 5
Contractual Obligations	Total	year	years	years	years
Long-term debt
Capital lease obligations	168,000	110,000	58,000

Operating leases	64,000	46,000	18,000

Contingent Earn-out obligations (*)	2,210,000	2,210,000
Notes payable	7,000	7,000
Total contractual cash obligations	$2,449,000	$2,373,000	$76,000

(*)	Represents the maximum amount we could be required to pay, based upon the attainment of specific performance targets of our Express-1, Inc. business segment.
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

Interest Rate Risk
     We have interest rate risk, as borrowings under our credit facility are based on variable market interest rates. As of June 30, 2007, we had $1.3 million of variable rate debt outstanding under our credit facility. Presently, the variable interest rate on outstanding obligations under the line is 8.0%. A hypothetical 10% increase in our credit facility’s weighted-average interest rate for the three months ended June 30, 2007, would correspondingly decrease our earnings and operating cash flows by approximately $2,600 in the period or $10,400 annually.
Intangible Asset Risk
     We have a substantial amount of intangible assets and are required to perform goodwill impairment tests whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position. Although at June 30, 2007, we believed our intangible assets were recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     From time-to-time, the Company is involved in various civil actions as part of its normal course of business. The Company is not party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended June 30, 2007.
     The Company has joined with several other unsecured creditors to force bankruptcy proceedings against a former customer in South Carolina. The Company cannot reasonably estimate the amount or timing of a recovery, if any, at this time. Accordingly, the Company has written off the entire balance of this receivable within its financial statements as presented herein.
Item 1A. Risk Factors.
     Refer to Item 1A of our annual report (Form 10K) for the year ended December 31, 2006, under the caption “RISK FACTORS” for specific details on factors and events that are not within our control and could affect our financial results.
     In addition to the Risk Factors outlined with our Form 10-K and referenced above, we have additional risk associated with non-renewal of the long-term service contract in our Evansville business segment. With approximately 90% of its revenues generated from one dedicated customer, Evansville could be significantly adversely impacted by the loss of this business volume. We have been advised that a long-term renewal of the dedicated contract will not be immediately forthcoming. We have further agreed to continue to serve this customer, without a long-term commitment. Should this primary customer decide to cancel our services in the future, we could incur significant shutdown expenses as well as realizing interruptions to our revenue and earnings streams associated with our Evansville business segment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     At various times from January 1, 2007 until June 30, 2007, the Company issued a total of 19,343 shares of common stock and concurrently issued warrants to purchase a total of 10,173 shares of common stock at an exercise price of $1.25. The foregoing shares of common stock and warrants were issued upon the exercise, by a number of individuals, of options to purchase units consisting of shares of the Company’s common stock and warrants.
     At various times from January 1, 2007 until June 30, 2007, the Company issued a total of 290,500 shares of common stock upon the exercise by Barron Partners of certain warrants. The company received a total of $291,000 in consideration of said exercises.
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
Item 3. Defaults upon Senior Securities.
     The Company’s line of credit contains various covenants pertaining to the maintenance of certain financial ratios. As of June 30, 2007, the Company was in compliance with the ratios required under its revolving credit agreement. No events of default exist on the credit facility as of the filing date.
Item 4. Submission of Matters to a Vote of Security Holders.
     The following three proposals were submitted to the shareholders at the annual meeting held June 14, 2007. All items were approved and ratified by vote at the meeting.
(1)	To elect a board of seven directors;

(2)	To ratify the appointment of Pender Newkirk & Company as independent auditors for the Company for the year ending December 31, 2007;

(3)	To approve and ratify an amendment to our Certificate of Incorporation and Bylaws creating three classes of Director (Class I, Class II and Class III) with staggered three-year terms of appointment.
          The votes to the above matters are as follows:

	For	Against	Abstentions
1. Election of Directors
Mike Welch — Inside Director	24,684,654	0	74,529
Mark Patterson — Inside Director	24,682,917	0	76,266
Jim Martell — Independent Director	24,686,604	0	72,579
Jennifer Dorris — Independent Director	24,651,738	0	107,445
John Affleck-Graves – Independent Director	24,685,724	0	73,459
Jay Taylor — Independent Director	24,686,617	0	72,566
Calvin R. Whitehead — Independent Director	24,686,175	0	73,008
2. Appointment of Auditor	24,428,346	316,545	14,290
3. Amendment to Certificate of Incorporation and Bylaws — Creating Three Classes of Director with Staggered Three Year Terms of Appointment	14,125,554	771,117	14,882
     All matters submitted to the shareholders for vote above, passed and were adopted. No additional matters were submitted to the shareholders for voting during the three-month period ended June 30, 2007.
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

Add: corporate charter for staggered terms, etc.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Express-1 Expedited Solutions, Inc.

/s/ Michael R. Welch

Michael R. Welch
Chief Executive Officer

/s/ Mark K. Patterson

Mark K. Patterson
Chief Financial Officer
Date August 13, 2007

Exhibit Index

Exhibit No.	Description
3(i)	Certificate of Amendment to Certificate of Incorporation Amended and Restated

3(ii)	Corporate Bylaws as of June 20, 2007

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)