Form 10-Q
period 2007-09-30
EXPRESS-1 EXPEDITED SOLUTIONS INC
filed 2007-11-13
CIK 1166003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 2007

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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     The Registrant has 26,738,768 shares of its common stock outstanding as of November 12, 2007.

Express-1 Expedited Solutions, Inc.
Form 10-Q
Three and Nine Months Ended September 30, 2007 and 2006
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
Item 6. Exhibits
First Amendment of Employment Agreement between Chief Financial Officer and Express-1 Expedited Solutions, Inc.
Certification of the Chief Executive Officer Pursuant to Section 302
Certification of the Chief Financial Officer Pursuant to Section 302
Certification of the Chief Executive Officer Pursuant to Section 906
Certification of the Chief Financial Officer Pursuant to Section 906

Part I — Financial Information
Item 1 — Financial Statements
Express-1 Expedited Solutions, Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$108,000	$79,000
Accounts receivable, net of allowances of $63,000 and $77,000, respectively	6,251,000	5,354,000
Prepaid expenses	207,000	265,000
Other current assets	266,000	181,000
Deferred tax asset, current	1,069,000	1,069,000

Total current assets	7,901,000	6,948,000

Property and equipment, net of $1,667,000 and $1,410,000 in accumulated depreciation, respectively	2,398,000	2,488,000

Goodwill	5,527,000	5,527,000
Identified intangible assets, net of $1,221,000 and $1,004,000 in accumulated amortization, respectively	4,008,000	4,225,000
Loans and advances	119,000	143,000
Deferred tax asset, long term	1,035,000	2,069,000
Other long term assets	459,000	209,000

	$21,447,000	$21,609,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$714,000	$1,034,000
Accrued salaries and wages	639,000	724,000
Accrued acquisition earnouts	0	1,960,000
Accrued expenses, other	1,532,000	740,000
Current maturities of long term debt	113,000	117,000
Other current liabilities	197,000	295,000

Total current liabilities	3,195,000	4,870,000

Line of credit	103,000	1,159,000
Notes payable and capital leases, net of current maturities	10,000	127,000
Other long-term liabilities	543,000	115,000

Total long-term liabilities	656,000	1,401,000

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares no shares issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 26,918,768 and 26,516,037 shares issued and 26,738,768 and 26,336,037 shares outstanding	27,000	27,000
Additional paid-in capital	21,003,000	20,459,000
Accumulated deficit	(3,327,000)	(5,041,000)
Treasury stock, at cost, 180,000 shares held	(107,000)	(107,000)

Total stockholders’ equity	17,596,000	15,338,000

	$21,447,000	$21,609,000

The accompanying notes are an integral part of the financial statements.

Express-1 Expedited Solutions, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Revenues
Operating revenue	$13,359,000	$10,851,000	$38,694,000	$31,526,000

Expenses
Direct expenses	10,310,000	8,005,000	29,111,000	23,391,000

Gross margin	3,049,000	2,846,000	9,583,000	8,135,000

Sales, general and administrative expense	2,271,000	1,861,000	6,763,000	5,505,000
Other (income) expense	(33,000)	26,000	1,000	158,000
Interest Expense	13,000	54,000	71,000	162,000

Income before income tax provision	798,000	905,000	2,748,000	2,310,000

Income tax provision	299,000	—	1,034,000	—

Net income	$499,000	$905,000	$1,714,000	$2,310,000

Earnings per common share
Basic income per common share	0.02	0.03	0.06	0.09
Diluted income per common share	0.02	0.03	0.06	0.09

Weighted average common shares outstanding
Basic weighted average common shares outstanding	26,737,547	26,285,241	26,629,119	26,285,104
Diluted weighted average common shares outstanding	27,321,640	26,714,541	27,349,458	26,441,175
The accompanying notes are an integral part of the financial statements.

Express-1 Expedited Solutions, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating activities

Net Income applicable to stockholders	$1,714,000	$2,310,000
Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Provisions for allowance for doubtful accounts	(14,000)	(159,000)
Depreciation & amortization expense	649,000	749,000
Stock compensation expense	130,000	79,000
Common stock issued for ESOP	123,000	—
Loss on retirement of note receivable	—	90,000
Loss (Gain) on sale of equipment	(11,000)	21,000
Non-cash impairment of intangible assets	—	23,000
Changes in Assets and Liabilities
Account receivables and other trade receivables	(883,000)	(1,069,000)
Other current assets	(84,000)	1,000
Prepaid expenses and other current assets	64,000	143,000
Other assets	776,000	(195,000)
Accounts payable	(320,000)	(239,000)
Accrued expenses	792,000	401,000
Accrued salaries and wages	(85,000)	25,000
Other liabilities	330,000	93,000

	1,467,000	(37,000)

Cash provided by Operating Activities	3,181,000	2,273,000

Investing activities
Payment of acquisition earn-out	(1,960,000)	(1,710,000)
Payment for purchases of property and equipment	(408,000)	(682,000)
Proceeds from sale of assets	84,000	6,000
Proceeds from notes receivable	18,000	150,000

Cash Flows used in Investing Activities	(2,266,000)	(2,236,000)

Financing activities
Credit line, net	(1,056,000)	(146,000)
Payments of debt	(121,000)	(148,000)
Proceeds from issuance of equity, net	291,000	—

Cash Flows used in Financing Activities	(886,000)	(294,000)

Net increase (decrease) in cash and cash equivalents	29,000	(257,000)
Cash and cash equivalents, beginning of period	79,000	386,000

Cash and cash equivalents, end of period	$108,000	$129,000

Supplemental disclosures of cash flow information and non-cash investing and financing activities:

Cash paid during the period for interest	$79,000	$158,000
Cash paid during the period for income taxes	$49,000	$—
Debt used to finance purchase of building	$—	$647,000
The accompanying notes are an integral part of the financial statements.

Express-1 Expedited Solutions, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2007
(Unaudited)

					Additional	Accumulated
	Common Stock		Treasury Stock		Paid In	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance, December 31, 2006	26,516,037	$27,000	(180,000)	$(107,000)	$20,459,000	$(5,041,000)	$15,338,000
Issuance of stock for exercise of warrants	290,500				291,000		291,000
Issuance of common stock	22,231				—		—
Issuance of ESOP shares	90,000				123,000		123,000
Stock option expense					130,000		130,000
Net income						1,714,000	1,714,000

Balance September 30, 2007	26,918,768	$27,000	(180,000)	$(107,000)	$21,003,000	$(3,327,000)	$17,596,000

The accompanying notes are an integral part of the financial statements.

Express-1 Expedited Solutions, Inc.
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2007 and 2006
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
     The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position at September 30, 2007 and results of operations for the three and nine-month periods ended September 30, 2007 and 2006. The preparation of the financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates.
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

     Options generally become fully vested three to four years from the date of grant and expire five to ten years from grant date. There were no option grants in the three months ended September 30, 2007. During the nine-month period ended September 30, 2007, the Company granted 410,475 options to purchase shares of its common stock pursuant to its stock option plan as amended. As of September 30, 2007, the Company had 2,608,525 shares available for future stock option grants under its existing plan.
     The weighted-average fair value of each stock option recorded in expense for the three and nine-month periods ended September 30, 2007 and 2006 were estimated on the date of grant using the Black-Scholes option pricing model and were amortized over the vesting period of the underlying options. The Company has used one grouping for the assumptions, as its option grants are primarily basic with similar characteristics. The expected term of options granted has been derived based upon the Company’s history of actual exercise behavior and represents the period of time that options granted are expected to be outstanding. Historical data was also used to estimate option exercises and employee terminations. Estimated volatility is based upon the Company’s historical market price at consistent points in a period equal to the expected life of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and the dividend yield is zero. The assumptions outlined in the table below were utilized in the calculations of compensation expense from option grants in the reporting periods reflected. There were no option grants in the three-month periods ended September 30, 2007 and 2006.

	Nine Months Ended
	September 30,
	2007	2006
Risk-free interest rate	5.00%	2.80%
Expected life	6.0 years	5.0 years
Expected volatility	35%	35%
Expected dividend yield	none	none
Grant date fair value	$0.62	$0.21
     The following table summarizes the stock option activity for the nine-month period ended September 30, 2007:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Shares	Price	Contractual Life

Outstanding at beginning of period	13,153,738	$1.49	2.5 Years
Warrants granted	10,173	1.25
Warrants expired/cancelled	(20,000)	1.35
Warrants exercised	(290,500)	1.00
Options granted	410,475	1.45
Options expired/cancelled	(1,570,000)	1.75
Options exercised	—	—

Outstanding at end of period	11,693,886	$1.47	2.4 Years
Outstanding exercisable at end of period	11,072,822	$1.43	2.0 Years
     As of September 30, 2007, the Company had approximately $236,000 of unrecognized compensation cost related to non-vested share-based compensation that is anticipated to be recognized over a weighted average period of approximately 1.0 years. Remaining estimated compensation expense related to existing share-based plans is $31,000, $128,000, $70,000 and $7,000 for the years ending December 31, 2007, 2008, 2009 and 2010, respectively.

     At September 30, 2007, the aggregate intrinsic value of warrants and options outstanding was $17,177,000 and the aggregate intrinsic value of options exercisable was $15,831,000. During the nine-month period ended September 30, 2007, warrants representing 290,500 shares were exercised and the Company received approximately and $290,500 in cash from these transactions. No options were exercised in the three-month period ended September 30, 2007. The total fair value of options vested during the same three and nine-month periods was approximately $56,000 and $99,000, respectively.
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
Income Taxes
     Taxes on income are provided in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax basis of particular assets and liabilities, and the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the enactment date. A valuation allowance is provided to offset the net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has no valuation allowance on its deferred tax assets, as of September 30, 2007. The Company had gross federal net operating loss carry forwards of approximately $8,250,000 as of December 31, 2006. Based upon the pre-tax income reported in the first nine months of 2007, the Company estimates these loss carry forwards have been reduced to approximately $5,200,000 as of September 30, 2007.
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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Net income	$499,000	$905,000	$1,714,000	$2,310,000
Basic weighted shares outstanding	26,737,547	26,285,241	26,629,119	26,285,104
Basic earnings per share	$0.02	$0.03	$0.06	$0.09
     Diluted Earnings per Share — Diluted earnings per common share are computed by dividing net income by the combined weighted average number of shares of common stock outstanding and dilutive options outstanding during the period. The numerators, denominators and diluted earnings per share are outlined in the table below.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Net income	$499,000	$905,000	$1,714,000	$2,310,000
Basic weighted shares outstanding	26,737,547	26,285,241	26,629,119	26,285,104
Dilutive options and warrants	584,093	429,300	720,339	156,071

Diluted shares outstanding	27,321,640	26,714,541	27,349,458	26,441,175
Diluted earnings per share	$0.02	$0.03	$0.06	$0.09
     Warrants Exercised — During the nine-month period ended September 30, 2007, the Company received $290,500 in cash from the exercise of 290,500 warrants. There were no exercises of warrants in the three month period ended September 30, 2007. The warrants were originally issued in conjunction with a private placement in September 2003 and carried an exercise price of $1.00 each. The impact of these transactions was (i) an increase in the number of shares outstanding for the nine-month period of 290,500 shares, (ii) an associated reduction in basic and diluted earnings per common share, and (iii) an increase in additional paid-in capital.
     Stock and Warrants Granted — During the nine-month period ended September 30, 2007, the Company issued 22,231 shares of its common stock and granted 10,173 warrants to the holders of convertible securities issued during July 2003 in connection with a private placement. The warrants carry an exercise price of $1.25 per share and are exercisable until July 2008.
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
     The Company did not record an adjustment within its financial statements as a result of adopting the provisions of FIN 48, as of September 30, 2007 and does not currently anticipate a material impact upon its financial statements in future periods as a result of this pronouncement.
     Other new pronouncements issued but not effective until after September 30, 2007 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations, with the possible exception of the following, which are currently being evaluated by management:
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
Contingent Commitment
     The Company has entered into an agreement with a third-party transportation equipment leasing company which results in a contingent liability. The Company has accounted for this contingency based upon the guidelines contained within FIN 45 and in SFAS Number 5. Accordingly the Company has estimated the maximum amount of the contingent liability to be $51,000 as of September 30, 2007, and has recorded this amount as a reserve within its balance sheet and as an expense within its statement of earnings. The Company periodically evaluates the contingency amount and adjusts the liability based upon the results of those periodic evaluations. Based upon its analysis, the Company estimates that the range in liability that could be recognized is between $0 and $51,000, as of September 30, 2007.
4. Debt
Line of Credit
     The Company had $103,000 outstanding, with approximately $5.5 million available for additional borrowings under its line of credit as of September 30, 2007. The maximum amount available for borrowings has been reduced by approximately $260,000 for letters of credit issued on behalf of the Company and as security for performance under certain insurance contracts. The facility has a maximum available amount of $6.0 million and matures on October 31, 2009.
Term Debt
     The Company has outstanding $123,000 of term debt related to capital leases on revenue equipment and other assets used within its operations as of September 30, 2007. Of this amount, $113,000 is classified as current; maturing in less than one year.
5. Related Party Transaction
     During the nine months ended September 30, 2007, the Company issued $210,000 to the former owners of Dasher Express, Inc. and $1,750,000 to the former owners of Express-1, Inc. to satisfy contingent earn-out payments associated with the Company’s performance for calendar year 2006. The Company’s Board of Directors, at the recommendation of the Company’s management, determined that a cash payment was in the Company’s best interest and accordingly satisfied this obligation with cash available from operations and with borrowings from the Company’s line of credit. The Company’s CEO is among the former owners of Express-1, Inc. and received approximately 41% of the $1,750,000 distribution. Members of his extended family, who are also Named Executive

Officers of the Company, collectively received 32% of this distribution as former owners of Express-1, Inc., exclusive of the CEO’s proceeds.
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
     The schedule below identifies select financial data for each of the business segments for the three and nine month periods ended September 30, 2007 and 2006.
Express-1 Expedited Solutions, Inc
Segment Data

	Express-1	Evansville	Corporate and Other	Consolidated
Three Months Ended September 30, 2007
Revenues	$12,052,000	$1,307,000	$0	$13,359,000
Operating income (loss)	970,000	209,000	(381,000)	798,000
Depreciation and amortization	170,000	28,000	—	198,000
Interest expense	—	—	13,000	13,000
Tax provision (benefit)	—	—	299,000	299,000
Goodwill	5,527,000	—	—	5,527,000
Total assets	17,775,000	847,000	2,825,000	21,447,000
Three Months Ended September 30, 2006
Revenues	$9,590,000	$1,261,000	$0	$10,851,000
Operating income (loss)	1,013,000	129,000	(237,000)	905,000
Depreciation and amortization	188,000	48,000	0	236,000
Interest expense	0	0	54,000	54,000
Tax provision (benefit)	0	0	0	0
Goodwill	3,567,000	0	0	3,567,000
Total assets	15,360,000	759,000	2,893,000	19,012,000
Nine Months Ended September 30, 2007
Revenues	$34,902,000	$3,792,000	$0	$38,694,000
Operating income (loss)	3,510,000	446,000	(1,208,000)	2,748,000
Depreciation and amortization	546,000	103,000	—	649,000
Interest expense	—	—	71,000	71,000
Tax provision (benefit)	—	—	1,034,000	1,034,000
Goodwill	5,527,000	—	—	5,527,000
Total assets	17,775,000	847,000	2,825,000	21,447,000
Nine Months Ended September 30, 2006
Revenues	$27,834,000	$3,692,000	$0	$31,526,000
Operating income (loss)	2,982,000	257,000	(929,000)	2,310,000
Depreciation and amortization	607,000	142,000	0	749,000
Interest expense	0	0	162,000	162,000
Tax provision (benefit)	0	0	0	0
Goodwill	3,567,000	0	0	3,567,000
Total assets	15,360,000	759,000	2,893,000	19,012,000

7. Subsequent Events
     The Company reached agreement with the primary customer in its Evansville operation in October 2007. Based upon that agreement, the Company was granted retroactive rate increases and assurances it sought as a condition to continuance in Evansville. Under the terms of that agreement services will continue to be performed in a manner consistent with the past practices and the Company received certain assurances from the Customer protecting it against some costs associated with any future business cessation. The customer will continue to have the ability to cancel the service agreement with 120 days prior notice, as per the original agreement. The Company anticipates the services to continue under these new terms for an indefinite period without interruption.
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
     Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Factors that could adversely affect actual results and performance include, among others, the Company’s limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.
Executive Summary
     Express-1 Expedited Solutions, Inc. (“we”, “us”, “our” and the “Company”) operates as an expedited transportation company. We service over 1,500 customers, specializing in time-sensitive transportation, fulfilled through a variety of exclusive-use vehicles, delivering reliable same-day or high-priority service between points within the United States and parts of Canada and Mexico. Our services include expedited surface transportation, aircraft charters and dedicated expedited delivery. Our vehicle classifications include cargo vans, both 12-foot and 24-foot straight trucks and semi tractor-trailers. We offer an ISO 9001:2000 certified, twenty-four hour, seven-day-a -week call center allowing our customers immediate communication and status updates on time sensitive shipments while in-transit. Our customers receive electronic alerts, shipment tracking, proof of delivery, billing status and performance reports. We are dedicated to providing premium services that are customized to meet our clients’ individual needs and flexible enough to cope with an ever-changing business environment.
     We offer our services through two business segments referred to as Express-1 and Evansville. Both these segments are focused within the time-sensitive, high-priority transportation markets. Representing approximately 90% of our consolidated revenue, Express-1 is our largest business segment. Our Evansville operations account for approximately 10% of consolidated revenue and are sometimes referred to as “Dedicated” or “Evansville Dedicated” within our reports. These two expedite operations are complementary and provide us with a core base of focused transportation services on which to build.
     We serve our customers’ needs through two primary operational centers. Our Express-1 operations are located in Buchanan, Michigan, while our dedicated operations are located in Evansville, Indiana. We also operate a small cross-dock facility in Swanton, Ohio, near Toledo, which exclusively supports our Express-1 operations.
     Express-1 provides its services primarily through a fleet of independent contractors operating a variety of their own equipment, including vans, straight trucks and semis. We often refer to this business model as “asset-light” meaning we predominantly rely upon equipment owned by our fleet of independent contract drivers to service the freight of our customers as opposed to purchasing our own fleet of equipment or “assets.” Our “asset-light” model can be contrasted with “non-asset” and “asset-intensive” business models which are both common within the transportation industry. The use of terms that describe the ownership and source of assets is helpful in allowing our investors to understand the amount of capital investment necessary in each form of transportation business model. We own and operate less than ten units within this segment further supporting our classification as “asset- light.” To supplement the capacity available from our fleet of contract drivers and company trucks, we utilize a network of transportation carriers to handle additional freight. The use of this business model has enabled Express-1 to maintain its profitability under varying economic conditions. Express-1 operates throughout the United States and within certain provinces of Canada and Mexico.
     We operate a dedicated transportation service from our Evansville, Indiana facility, with approximately 90% of our Evansville revenues being generated by service by one account. Our initial dedicated service contract extended through April 2007, and the Company has recently agreed to terms that will allow us to continue to serve the primary Evansville customer in a manner consistent with past practices. Our management believes it is in the best interest of our Company and the employees in our Evansville operation to continue to service this account under the terms of the agreement with the assurances afforded therein.
     Our growth strategy centers on initiatives, which we feel will continue to enhance both our top and bottom lines. Through internal growth, which we refer to as organic growth, our management team anticipates we will continue to increase our fleet capacity, expedited market presence and geographic footprint. To complement organic growth, we plan to entertain selective acquisitions on occasion. We continued to execute our strategy in the third quarter of 2007 as reflected by our year-over-year organic revenue growth of 25.7% for Express-1 and 3.6% for Evansville. Additionally, we are focused on controlling back-office expenses to reasonable levels as we support and sustain this growth.
For the three months ended September 30, 2007 compared to the three months ended September 30, 2006
     Each of our business segments, which are defined more fully herein, have unique operations and sources of revenue and associated expense. In addition to revenue and direct expenses, under the caption “Corporate” we identify the costs associated with our executive management team, public company expense, board of directors, legal and other costs of operating as a public company.
     Our Express-1 segment has two means of generating revenues. Most of the revenue within this business segment is generated through a fleet of vehicles, we refer to this as our “Core Fleet.” These vehicles are predominantly owned and operated (approximately 98%) by independent contract drivers, with about 2% of the units owned by us. Revenue is also generated in our Express-1 segment through brokering loads to third-party transportation companies. Within our reports, we refer to revenue generated from this brokerage activity as our “Brokerage” revenue. Jointly, the activities of our Core Fleet and Brokerage are integral to Express-1. Both activities service the same customer base, are used interchangeably within our operations and are managed by the same staff and support team. When a load request is received within our operations center, the team quickly assesses whether the load can be hauled by our fleet or is to be brokered to one of our partner carriers. In all cases, we remain the primary obligor in the transaction and bear risks associated with providing freight services.
     Our Evansville business segment operates as a division of our Company and utilizes a fleet of Company owned and Company leased vehicles. This fleet is operated by employee drivers.
     We refer to the impact of fuel on our business throughout this discussion. For purposes of these references, we have only considered the impact of fuel surcharge revenues, fuel surcharge payments to contractors and fuel costs associated with the Express-1 Core Fleet and Evansville operations, and have excluded our Express-1 Brokerage operations. We feel that this approach, most readily conveys the impact of fuel on our business, our revenues and costs. Fuel charges are not commonly negotiated as a separate item within our Express-1 Brokerage operations, which is a common practice within the brokerage portion of the transportation industry. For that reason, it’s impossible to accurately separate fuel revenues and costs from other revenues and costs on a load-by-load basis, for the Express-1 Brokerage activities.
     The following table is provided to allow the users of our reports a means to quickly determine the period-over-period changes in dollars, year-over-year percentage and percentage of revenue for some of the main captions within our financial reports. It is not intended to replace the financial statements contained elsewhere within this report on Form 10-Q and users of our reports are encouraged to review those financial statements as well as the notes thereto. For the purpose of this comparison, we have reclassified our Interest and Other expense line items into our Sales, General and Administrative expenses.

					Percentage of Revenue
	Three Months Ended September 30,				Three Months Ended September 30,
	2007	2006	Change	% Change	2007	2006
Revenues
Express-1 core fleet	$11,008,000	$7,973,000	$3,035,000	38.1%	82.4%	73.5%
Express-1 brokerage	1,044,000	1,617,000	(573,000)	-35.4%	7.8%	14.9%

Total Express-1	12,052,000	9,590,000	2,462,000	25.7%	90.2%	88.4%
Evansville	1,307,000	1,261,000	46,000	3.6%	9.8%	11.6%

Total revenues	$13,359,000	$10,851,000	$2,508,000	23.1%	100.0%	100.0%

Direct expenses

Express-1 core fleet	$8,420,000	$5,728,000	$2,692,000	47.0%	76.5%	71.8%
Express-1 brokerage	878,000	1,293,000	(415,000)	-32.1%	84.1%	80.0%

Total Express-1	9,298,000	7,021,000	2,277,000	32.4%	77.1%	73.2%
Evansville	1,012,000	984,000	28,000	2.8%	77.4%	78.0%

Total direct expenses	$10,310,000	$8,005,000	$2,305,000	28.8%	77.2%	73.8%

Gross Margin

Express-1 core fleet	$2,588,000	$2,245,000	$343,000	15.3%	23.5%	28.2%
Express-1 brokerage	166,000	324,000	(158,000)	-48.8%	15.9%	20.0%

Total Express-1	2,754,000	2,569,000	185,000	7.2%	22.9%	26.8%
Evansville	295,000	277,000	18,000	6.5%	22.6%	22.0%

Total gross margin	$3,049,000	$2,846,000	$203,000	7.1%	22.8%	26.2%

Sales, general and administrative expenses

Express-1	$1,784,000	$1,556,000	$228,000	14.7%	14.8%	16.2%
Evansville	86,000	148,000	(62,000)	-41.9%	6.6%	11.7%
Corporate	381,000	237,000	144,000	60.8%	2.9%	2.2%

Subtotal sales general and administrative expenses	2,251,000	1,941,000	310,000	16.0%	16.9%	17.9%

Total sales general and administrative expenses	$2,251,000	$1,941,000	$310,000	16.0%	16.9%	17.9%

Income from operations

Express-1	$970,000	$1,013,000	$(43,000)	-4.2%	8.0%	10.6%
Evansville	209,000	129,000	80,000	62.0%	16.0%	10.2%
Corporate	(381,000)	(237,000)	(144,000)	60.8%	-2.9%	-2.2%

Total income from operations	798,000	905,000	(107,000)	-11.8%	6.0%	8.3%
Tax Provision	299,000	—	(299,000)	100.0%

Total net income	$499,000	$905,000	$(406,000)	-44.9%	3.7%	8.3%

*	Percentages reflected in the table above in columns labeled “Percentage of Revenue, Three Months Ended September 30” were calculated based upon associated revenues for each grouping reflected, rather than consolidated revenues.

Revenues
     Consolidated Revenues increased 23.1 % during the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The increase in revenue primarily relates to strong organic growth within our Express-1 business segment. Our Evansville operations generate revenue primarily from one account, and as previously mentioned, we were awarded a rate adjustment from our primary customer effective for the third quarter of 2007. Fuel surcharge revenue was $1,184,000 and $971,000 for the three months ended September 30, 2007 and 2006, respectively, contributing to some of the increase in revenue. Fuel surcharges are billed to our customers based upon a variable matrix that is tied to a national weekly index published by the Department of Energy.
     Express-1 Revenues increased 25.7% during the three months ended September 30, 2007 as compared to the same three months of 2006. The increase in revenue was associated with growth in revenues from the core fleet, which represents the freight hauled on our fleet of independent contractor and company owned trucks. Express-1 successfully increased its average fleet size by approximately 46% during the third quarter of 2007 compared to the third quarter of 2006. With this added capacity, we leveraged organic growth opportunities by expanding market share with existing customers as well as acquiring new accounts. Due to the increased fleet size, we successfully diverted some load opportunities that previously would have been brokered to other carriers onto our fleet of independent contractors. We occasionally go through periods of time where the opportunity to broker semi-truckload business volume has been greater due to capacity shortages within the general freight markets. We refer to this cyclical business volume as “capacity expedites. “ Our strategy has been to position Express-1 to take advantage of capacity expedites when present, but to continue to focus on building our contractor fleet capacity as a core means of growth. While revenues have increased during the period, it is important to note that Express-1 experienced a decrease in its average rate per mile during the period, compared to the same period in 2006. Fuel surcharge revenue was $1,027,000 during the current quarter compared to $804,000 for the same period in 2006.
     Evansville Revenues increased 3.6% in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The increase in revenues for Evansville was attributable to the acquisition of new customers and to a recent rate increase awarded from our primary customer in this segment. Evansville recorded $157,000 in fuel surcharges for the third quarter of 2007, as compared to $167,000 in fuel surcharges for the same period in 2006.
Direct Expenses
     Consolidated Direct Expenses, increased by 28.8% for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. These expenses consist primarily of payment for trucking services, independent contractors, fuel, insurance, cross-dock facilities, equipment costs and direct personnel payroll expenses. Our softness in rates at our Express-1 segment is the primary reason for our year-over-year increase in direct costs as a percentage of revenue. During periods of short-term rate swings, it is not always possible to scale the costs of purchased transportation and other direct costs sufficiently to maintain the same margins. Other factors also contributed to the increase in direct costs during the period. Among these are the cost of fuel, equipment maintenance and accident claims. During the third quarter of 2007, fuel related expenses totaled $1,404,000 compared to $960,000 in the third quarter of 2006.
     Express-1 Direct Expenses increased by 32.4% during the third quarter of 2007 compared to the third quarter of 2006. As a percentage of revenue, direct expenses also rose during the period. Payments to contractors and other parties for providing services were the primary factors contributing to this increase. At the same time, payments for insurance claims and the variable costs of operating a larger fleet also increased. Fuel prices impacted costs during the period compared to the same period in the prior year, and represented $1,174,000 and $709,000 during the third quarters of 2007 and 2006 respectively.
     Evansville Direct Expenses increased by 2.8% during the third quarter of 2007 compared to the third quarter of 2006. The increase was related to rises in the cost of direct labor, equipment and facilities. Evansville has benefited from the rate increases awarded by its primary customer, which somewhat mitigates the increases in direct costs. The impact of fuel on direct costs within Evansville was minimal for the period, as fuel represented $230,000 and $251,000 for the third quarters of 2007 and 2006, respectively.

Gross Margin
     Consolidated Gross Margin improved by 7.1% and represented approximately 22.8% of consolidated revenues for the three months ended September 30, 2007 compared to 26.2% of consolidated revenue for the three months ended September 30, 2006. The softness in rates within our Express-1 segment was a primary factor contributing to this decline in gross margin as a percentage of revenue. Due to the substantial increase in the Express-1 contractor fleet and the rate increases attributable to our Evansville segment, we successfully increased total gross margin for the period. Our management team believes that continued organic growth within our fleet of value providers is key to continued success during periods of weakness in transportation markets and driving this momentum remains our focus. Fuel costs and surcharges had an effect on gross margin as a percentage of revenue for the period.
          Express-1 Gross Margin increased by 7.2% and represented 22.9% of revenue for the three months ended September 30, 2007, as compared to 26.8% of revenues for the same period in 2006. During the third quarter of 2007, Express-1 organically grew its revenue by 25.7% over the same period in the prior year resulting from growth of 46% within its fleet of independent contract drivers. The growth within the Express-1 fleet, lessened the impact of softness from our brokerage activities related to the weak general freight market for semi tractor-trailers, and lessened the impact of lower rates during the quarter.
          Evansville Gross Margin increased by 6.5% and represented 22.6% of revenue for the three months ended September 30, 2007 compared to 22.0% for the three months ended September 30, 2006. The increase in margin was due to the acquisition of new customer accounts with stronger margins and to the rate increase awarded for the third quarter from our primary Evansville customer. Fuel costs did not significantly impact margin within our Evansville operations for the quarter compared to the same quarter in the prior year.
          Sales, General and Administrative Expenses (Including interest and other expenses)
     Consolidated Sales, General and Administrative Expenses (SG&A) increased by 16.0% and represented 16.9% of revenue during the three months ended September 30, 2007 compared to 17.9% of revenue for the three months ended September 30, 2006. Decreases in SG&A as a percentage of revenue were realized within both business segments. Our Corporate expenses have increased slightly as we are implementing the provisions of Section 404 of Sarbanes Oxley. Within the third quarter of 2006, we recorded an adjustment to the impairment charges for a real estate lease on one of our closed locations. This adjustment had the effect of reducing Corporate charges in the third quarter of 2006 by approximately $144,000. Our management is focused on cost containment efforts across all functional areas, and we continue to cautiously anticipate additional leverage can be attained in the future. We have continued to invest some of our profits into initiatives we feel will help generate longer-term growth. These include expansion within our sales and recruiting forces and development of larger international capabilities, which are both beginning to produce results. We anticipate this reinvestment will benefit us greatly in the periods to come.
          Express-1 Sales, General and Administrative Expense increased by 14.7% and represented 14.8% of associated revenue for the three-month period ended September 30, 2007 compared to 16.2% for the same period in 2006. Express-1 continued to benefit from its operating leverage and we believe this segment should continue to achieve higher rates of growth in revenue than the rate of increase within SG&A in the future. It is important to note however, that a significant portion of Express-1’s SG&A is comprised of costs that are directly tied to revenue and fleet increases. Examples of some of the costs include recruiting costs, retention costs, sales commissions, safety and compliance costs and certain other back office costs tied to the volume of drivers and invoices.
          Evansville Sales, General and Administrative Expense decreased by 41.9% and represented 6.6% of revenue during the three months ended September 30, 2007, as compared to 11.7% of revenue for the three months ended September 30, 2006. Contributing to this decrease was the elimination of amortization associated with start-up costs for the Evansville operation and a reduction in the amount of corporate overhead absorbed within the period compared to the same period in the prior year. During the year earlier period, Evansville also recorded some losses on the disposal of equipment which are classified as other expenses and rolled up into SG&A for the purposes of this comparison.
Income From Operations
     Consolidated Income From Operations decreased 11.8% during the three months ended September 30, 2007 compared to the three months ended September 30, 2006. We have begun to benefit from the recent success within our Evansville segment and the results of that business segment positively impacted the period. During this soft freight market, we are focused on gaining market share and growing our fleet through the hard work and dedication of our employees and value providers. With a focus on customer service and profitable long-term growth, we believe in the strength of our variable cost model and asset light organization.

          Express-1 Income from Operations decreased by 4.2% during the three months ended September 30, 2007 compared to the same period in the prior year. As previously mentioned, the weakness in rates during the 2007 quarter adversely impacted our margins and flowed through to our income for this segment. Express-1 has been able to reduce its SG&A as a percentage of revenue, even in the face of weakness within the U.S. freight markets.
          Evansville Income from Operations increased by 62.0% during the three months ended September 30, 2007 compared to the same period in the prior year. Contributing to the overall increase in profitability within Evansville was an increase in revenue from newly-acquired customer accounts and the recent rate increase awarded from our primary customer. We are committed to continuing to serve our primary customer in Evansville and believe the recent rate increases and assurances from this account will continue to allow Evansville to be profitable and secure indefinitely.
Provision for, Benefit from Income Tax
     During the three months ended September 30, 2007, we recorded a current income tax provision of $299,000 on a consolidated basis compared to no current tax provision in the three months ended September 30, 2006. No taxes were recorded during the third quarter of 2006 due to the existence of a deferred tax valuation allowance in excess of $2.0 million. The valuation allowance was eliminated during the fourth quarter of 2006. On September 30, 2007, our estimates indicated we had approximately $5.2 million of Federal Net Operating Loss Carry-forwards (NOL’s), which will be used to reduce future taxable income. We do not anticipate using a significant amount of cash for income tax payments until these NOL’s are exhausted, but we do anticipate paying a nominal amount of Alternative Minimum Tax and State income taxes during this period. We record our provision for Federal and State income taxes at the approximate rate of 37.5% of pre-tax income. We will review the adequacy of this rate in the fourth quarter of 2007.
Net Income
     Net Income declined by 44.9% during the three months ended September 30, 2007, as compared to the three months ended September 30, 2006. The decrease is primarily due to the recording of a current tax provision during the 2007 period and to the aforementioned rate compression.
Earnings Per Share
     Basic Earnings Per Share was $0.02 for the three months ended September 30, 2007 compared to $0.03 for the three months ended September 30, 2006. During these same periods, basic weighted average shares outstanding were 26,737,547 and 26,285,241 for 2007 and 2006, respectively.
     Diluted Earnings Per Share was $0.02 for the three months ended September 30, 2007 compared to $0.03 for the three months ended September 30, 2006. During these same periods, diluted weighted average shares outstanding were 27,321,640 and 26,714,541 for 2007 and 2006 respectively.
For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006
     The following table is provided to allow the users of our reports a means to quickly determine the period-over-period changes in dollars, year-over-year percentage and percentage of revenue for some of the main categories within our reports. It is not intended to replace the financial statements contained elsewhere within this report on Form 10-Q and users of our reports are encouraged to review those financials as well as the notes thereto. For the purposes of this comparison, we have reclassified our Interest and Other expense line items into our Sales, General and Administrative expenses.

					Percentage of Revenue
	Nine Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Change	% Change	2007	2006

Revenues
Express-1 core fleet	$30,507,000	$21,906,000	$8,601,000	39.3%	78.8%	69.5%
Express-1 brokerage	4,395,000	5,928,000	(1,533,000)	-25.9%	11.4%	18.8%

Total Express-1	34,902,000	27,834,000	7,068,000	25.4%	90.2%	88.3%

Evansville	3,792,000	3,692,000	100,000	2.7%	9.8%	11.7%

Total revenues	$38,694,000	$31,526,000	$7,168,000	22.7%	100.0%	100.0%

Direct expenses

Express-1 core fleet	$22,579,000	$15,706,000	$6,873,000	43.8%	74.0%	71.7%
Express-1 brokerage	3,559,000	4,721,000	(1,162,000)	-24.6%	81.0%	79.6%

Total Express-1	26,138,000	20,427,000	5,711,000	28.0%	74.9%	73.4%

Evansville	2,973,000	2,964,000	9,000	0.3%	78.4%	80.3%

Total direct expenses	$29,111,000	$23,391,000	$5,720,000	24.5%	75.2%	74.2%

Gross Margin

Express-1 core fleet	$7,928,000	$6,200,000	$1,728,000	27.9%	26.0%	28.3%
Express-1 brokerage	836,000	1,207,000	(371,000)	-30.7%	19.0%	20.4%

Total Express-1	8,764,000	7,407,000	1,357,000	18.3%	25.1%	26.6%

Evansville	819,000	728,000	91,000	12.5%	21.6%	19.7%

Total gross margin	$9,583,000	$8,135,000	$1,448,000	17.8%	24.8%	25.8%

Sales, general and administrative expenses

Express-1	$5,254,000	$4,425,000	$829,000	18.7%	15.1%	15.9%
Evansville	373,000	471,000	(98,000)	-20.8%	9.8%	12.8%
Corporate	1,208,000	929,000	279,000	30.0%	3.1%	2.9%

Subtotal sales general and administrative expenses	6,835,000	5,825,000	1,010,000	17.3%	17.7%	18.5%

Total sales general and administrative expenses	$6,835,000	$5,825,000	$1,010,000	17.3%	17.7%	18.5%

Income from operations

Express-1	$3,510,000	$2,982,000	$528,000	17.7%	10.1%	10.7%
Evansville	446,000	257,000	189,000	73.5%	11.8%	7.0%
Corporate	(1,208,000)	(929,000)	(279,000)	30.0%	-3.1%	-2.9%

Total income from operations	2,748,000	2,310,000	438,000	19.0%	7.1%	7.3%

Tax Provision	1,034,000	—	(1,034,000)	100.0%

Total net income	$1,714,000	$2,310,000	$(596,000)	-25.8%	4.4%	7.3%

*	Percentages reflected in the table above in columns labeled “Percentage of Revenue, Nine Months Ended September 30” were calculated based upon associated revenues for each grouping reflected, rather than consolidated revenues.

Revenue
     Consolidated Revenues increased 22.7 % during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The increase in revenue was generated primarily by organic growth within our Express-1 segment. Fuel surcharge revenue was $3,185,000 and $2,403,000 for the nine months ended September 30, 2007 and 2006, respectively, contributing to some of the increase in revenue.
          Express-1 Revenues increased 25.4% during the nine months ended September 30, 2007 compared to the same nine months of 2006. Increases in capacity within our core fleet provided the stimulus for this growth. Express-1 realized an increase in average fleet size of approximately 38% during the first nine months of 2007 compared to the same period in 2006. We have continued to handle more of our customer calls on our fleet of value providers, as opposed to brokering the loads to third party carriers. Consequently, we’ve seen a decline in the Brokerage portion of our Express-1 business segment, as the number of loads moved by our value providers has increased substantially year-over-year. Coupled with this has been an overall decline in the volume of loads available for brokerage during the first nine months of 2007, versus the same period in 2006. Our volume of semi-truckload capacity expedites began to decline in third-quarter of 2006, and is impacted by capacity swings within the general truck-load market. Express-1 has also seen some decline in the average revenue per mile able to be charged to some of its customers during the first nine months of 2007. Fuel surcharge revenue was $2,754,000 during the first nine months of 2007 compared to $1,996,000 for the same period in 2006.
          Evansville Revenues increased 2.7% in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The increase in revenues for Evansville was attributable to the acquisition of new customers and a rate increase awarded from the primary customer in Evansville during the third quarter of 2007. Evansville recorded $431,000 in fuel surcharges during the first nine months of 2007 compared to $408,000 in fuel surcharges during the first nine months of 2006.
Direct Expense
     Consolidated Direct Expenses, increased by 24.5% for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Within our Express-1 segment, our direct costs have increased as a percentage of revenue, primarily due to the softness in rates during the latter portion of the period. During this same period, our Evansville segment was able to reduce direct costs as a percentage or revenue primarily due to the rate increases awarded by our primary Evansville account. Fuel related expenses totaled $3,559,000 and $2,763,000 for the first nine months of 2007 and 2006, respectively.
          Express-1 Direct Expenses increased by 28.0% during the first nine months of 2007 compared to the same period in 2006. As a percentage of revenue, direct expenses rose somewhat, especially during the latter portion of the period, due to softness in rates. Express-1 payments to contractors and other parties represented a larger portion of our revenue dollars during the period, since the rates paid to contractors were essentially flat, while the rates billed to some of our accounts decreased slightly. We also experienced an increase in some of our direct costs associated with operating a larger fleet, such as insurance claims and driver processing costs. Fuel prices impacted costs during the period compared to the same period in the prior year and represented $2,828,000 and $2,044,000 of direct expense during the first nine months of 2007 and 2006, respectively.
          Evansville Direct Expenses were essentially flat during the period increasing by less than 1.0% during the first nine months of 2007 compared to the same period in 2006. Our Evansville operations were able to hold increases related to direct wages, equipment and facilities for a portion of the year while the management team negotiated with our primary customer for rate increases and other concessions. Benefiting Evansville greatly have been the more favorable margins on new accounts and the aforementioned rate increases from our primary customer that came in the latter portion of the period. The impact of fuel on direct costs within Evansville was minimal during the period, as fuel represented $731,000 and $718,000 for the first nine months of 2007 and 2006, respectively.
Gross Margin
     Consolidated Gross Margin improved by 17.8% and represented approximately 24.8% of consolidated revenues for the nine months of 2007 compared to 25.8% of consolidated revenue for the same period in 2006. Some decline in gross margin as a percentage or revenue within Express-1 has been offset by increases in gross margin within our Evansville segment. Fuel costs and surcharges had an effect on gross margin as a percentage of revenue for the period.
     Express-1 Gross Margin increased by 18.3% and represented 25.1% of revenue for the first nine months of 2007 compared to 26.6% of revenues for the same period in 2006. Express-1 was able to successfully hold its margin at a historically good level, in spite of softness within the transportation markets. Rate pressures continue and some further gross margin percentage erosion is likely in the coming periods. Mitigating this has been the significant increases within the Express-1 fleet and revenue derived from this expanded fleet, which resulted in overall increases in gross margin dollars. During the first nine months of 2007, Express-1 successfully grew its fleet by 38% over the same period in 2006.
          Evansville Gross Margin increased by 12.5% and represented 21.6% of revenue for the nine months of 2007 compared to 19.7% for the same period in 2006. The increase was primarily the result of stronger margins associated with new customer accounts within the segment, coupled with rate increases from the primary customer account in the latter portion of the period. During the nine-months fuel cost did not significantly impact margin within Evansville compared to the same period in the prior year.
     Sales, General and Administrative Expenses (Including interest and other expenses)
     Consolidated Sales, General and Administrative Expenses (SG&A) increased by 17.3% and represented 17.7% of revenue during the first nine months of 2007 compared to 18.5% of revenue for the same period in 2006. Decreases in SG&A as a percentage of revenue were realized within both our business segments, while our Corporate expenses increased slightly as we are implementing Section 404 of Sarbanes Oxley. Corporate expense was also unfavorably impacted period-over-period due to some recovery of previously written-off bad debts and a favorable impairment adjustment during 2006. Our management is focused on cost containment efforts in all functional areas of our organization, and we continue to cautiously anticipate additional leverage in the future. We have invested and will continue to invest some of our profits into initiatives targeting longer term growth. These include expansion within our sales and recruiting force and development of a larger international capability, and we are beginning to see some positive results from these investments.
          Express-1 Sales, General and Administrative Expense increased by 18.7% for the first nine months of 2007 compared to the same period in 2006. Included within SG&A during the 2007 period was a write-down on one specific customer’s account receivable in the amount of $175,000. Express-1 continued to benefit from its operating leverage and we anticipate achieving higher rates of growth in revenue than for SG&A in the future.
          Evansville Sales, General and Administrative Expense decreased by 20.8% during the first nine months of 2007 compared to the same period in 2006. Contributing to this decrease was the 2007 elimination of amortization related to start-up costs related to the initial Evansville operations as well as the reduction on some losses on disposals of equipment as compared to those recorded during the first nine months of 2006.
Income From Operations
     Consolidated Income From Operations increased 19.0% during the nine months ended September 30, 2007 compared to the same period in 2006. We benefited from the success within our Express-1 operations and significantly from improvements in our Evansville operations. Our increases in operating income were achieved in a weak transportation market. Our entire organization is focused on continuing to drive momentum.
          Express-1 Income from Operations improved by 17.7% during the first nine months of 2007 compared to the same period in 2006. Contributing to the year-over-year change were controls over SG&A, which was mitigated by some margin compression associated with softness in rates. Express-1 continued its historical trend of strong revenue growth and positive earnings, emphasizing our operating leverage.
          Evansville Income from Operations increased by 73.5% during the first nine months of 2007 compared to the same period in 2006. Contributing to the overall profitability within Evansville were increases in revenue from newly-acquired customer accounts with stronger margins and the rate increases awarded from the primary customer account in the latter portion of the period.

Provision for, Benefit from Income Tax
     During the nine months ended September 30, 2007, we recorded a current income tax provision of $1,034,000 on a consolidated basis compared to not recording a current tax provision in the same period in 2006. Due to the existence of a deferred tax valuation allowance, we did not record a provision for current taxes on our statements during the first nine months of 2006. The valuation allowance was eliminated during the fourth quarter of 2006. On September 30, 2007, we estimate our Net Operating Loss Carryforwards (NOL’s) to be approximately $5.2 million. This will be used to reduce future taxable income until exhausted. We do not anticipate using a significant amount of cash for income tax payments, but will pay a nominal amount of Alternative Minimum Tax and State income taxes until the NOL is depleted. We record our provision for income taxes at the approximate rate of 37.5% of pre-tax income, and will review this provisional rate in the fourth quarter of 2007.
Net Income
     Net Income declined by 25.8% during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The decrease is due to recording of a current tax provision during the 2007 period. As previously mentioned, net income before tax increased by 19.0% during the same period.
Earnings Per Share
     Basic Earnings Per Share was $0.06 for the nine months ended September 30, 2007 compared to $0.09 for the nine months ended September 30, 2006. During these same periods, basic weighted average shares outstanding were 26,629,119 and 26,285,104 for 2007 and 2006, respectively.
     Diluted Earnings Per Share was $0.06 for the nine months ended September 30, 2007 compared to $0.09 for the nine months ended September 30, 2006. During these same periods, diluted weighted average shares outstanding were 27,349,458 and 26,441,175 for 2007 and 2006 respectively.
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

FIN 48 also provides guidance on measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from FASB Statement No. 5, Accounting for Contingencies. The adoption of FIN 48 had no impact on our financial statements in the current period.
     Liquidity and Capital Resources
Cash Flow
     As of September 30, 2007, we had $4,706,000 of working capital with associated cash and cash equivalents of $108,000 compared with working capital of $2,078,000 and cash of $79,000 at December 31, 2006. This represents an increase of 130% or $2,599,000 in non-cash working capital during the period.
     During the nine months ended September 30, 2007, we generated $3,181,000 in cash from operations compared to $2,273,000 for the first nine months of 2006. Primary components of this increase were (i) an increase of approximately $389,000 in tax-adjusted net income (net income before tax, less the amount of cash paid for income taxes), (ii) an increase in receivables and related provisions for doubtful accounts, and (iii) a decrease in other assets, and in accrued expenses and other accruals.
     Investing activities used approximately $2,266,000 during the nine months ended September 30, 2007 compared to our use of $2,236,000 on these activities during the prior year. Most of this cash was used to satisfy earn-out payments to the former owners of Express-1, Inc. and Dasher Express, Inc. during both years. These payments totaled $1,960,000 and $1,710,000, respectively during the nine month periods ending September 30, 2007 and 2006. In addition to these payments, we used $324,000 and $676,000, net of sales proceeds, on capital expenditure items, such as satellite communications equipment for our fleet, computer software and related computer hardware, during the 2007 and 2006 periods respectively. During 2007 and 2006, we received approximately $18,000 and $150,000 in proceeds from a loan on one of our former business units.
     Financing activities used approximately $886,000 and $294,000 for the nine month periods ended September 30, 2007 and 2006 respectively. We reduced our outstanding debt balances by $1,171,000 and $294,000 for the nine month periods of 2007 and 2006, respectively. We also received $291,000 from the exercise of warrants during the 2007 period.
Liquidity
     Credit Facility — To ensure that our Company has adequate near-term liquidity, we maintain a $6.0 million line of credit facility with a Michigan banking corporation (the “Bank”). The line of credit calls for our operating subsidiary, Express-1, Inc. to be the borrower and the Company to act as guarantor. Under the loan documents, we may draw upon the line of credit the lesser of (i) $6,000,000 or (ii) 80% of the eligible accounts receivable of Express-1, Inc. plus $912,000 based upon real property also included in the collateral base. All obligations under the agreements are secured by the accounts receivable and other assets of Express-1, Inc. All advances under the agreement are subject to interest at the Bank’s prime rate plus an applicable margin ranging from negative 0.50% to positive 0.25% and based upon the Company’s performance in the preceding quarter. Interest is payable monthly. The maturity date of the loan is October 31, 2009, and the facility contains covenants pertaining to the maintenance of certain financial ratios. As of September 30, 2007, the Company was in compliance with all terms and conditions under the loan agreements and had available borrowing capacity of approximately $5.5 million with an effective interest rate of 7.5%.
     The Bank facility also permits the issuance of letters of credit as security for the Company’s obligations and contingent obligations. As of September 30, 2007, we had outstanding letters of credit totaling approximately $260,000, issued primarily for deductibles and premium security on various insurance policies. The total of these letters of credit has reduced the above-described borrowing capacity by an equal amount.
     Warrants and Options — We may receive proceeds in the future from the exercise of warrants and options outstanding as of September 30, 2007, in accordance with the following schedule:

	Approximate
	Number of	Approximate
	Shares	Proceeds
Total Outstanding as of September 30, 2007:
Options granted within Stock Compensation Plan	2,991,000	$3,663,000
Options granted outside Stock Compensation Plan(1)	1,213,000	$2,123,000
Warrants issued	7,490,000	$11,391,000

	11,694,000	$17,177,000

(1)	Consists of options granted to sellers of Dasher Express, Inc. and Express-1, Inc. in conjunction with the purchase agreements for these two acquisitions.
The following table is provided to allow the users of the financial statements more insight into different groupings of warrants and options. The options and warrants reflected within this table are the same as those above with a different viewpoint. The table is designed to reflect maturity date groupings in rows and ranges of exercise prices in columns.

	< $1.00	$1.00 - $1.25	$1.26 - $1.50	$1.51 - $1.75	$1.76 - $2.00	Over $2.00	Total

Q1 2008		50,000					50,000
Q2 2008				1,212,857			1,212,857
Q3 2008		2,707,340	1,324,999				4,032,339
Q4 2008		7,500	1,248,000		10,000		1,265,500
Q1 2009		25,000	660,250				685,250
Q2 2009						1,792,715	1,792,715
Q3 2009			575,000				575,000
Q4 2009				30,000			30,000
Thereafter	575,000	1,035,000	440,225				2,050,225

Total	575,000	3,824,840	4,248,474	1,242,857	10,000	1,792,715	11,693,886
     Contractual Obligations— The table below reflects all contractual obligations of our Company as of September 30, 2007. Included within this table is the maximum amount that could become due and payable for the one remaining contingent earn-out payment on the Dasher and Express-1 acquisitions. The contingent amount is tied directly to the segment performance of Express-1 for the full year of 2007.
     We believe a significant portion of the required payments will be generated by our operations. However, we may have to secure additional sources of funds in the future to make some portion of the payments as due.

	Payments due by period
		Less than 1	1-3	3-5	More than 5
Contractual Obligations	Total	year	years	years	years
Long-term debt Capital lease obligations	$120,000	$110,000	$10,000
Operating leases	39,000	32,000	7,000
Contingent Earn-out obligations (*)	2,210,000	2,210,000
Notes payable	3,000	3,000

Total contractual cash obligations	$2,372,000	$2,355,000	$17,000

(*)	Represents the maximum amount we could be required to pay, based upon the attainment of specific performance targets of our Express-1, Inc. business segment.
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
Interest Rate Risk
     We have interest rate risk, as borrowings under our credit facility are based on variable market interest rates. As of September 30, 2007, we had $103,000 of variable rate debt outstanding under our credit facility. Presently, the variable interest rate on outstanding obligations under the line is 7.5%. A hypothetical 10% increase in our credit facility’s weighted-average interest rate for the three months ended September 30, 2007, would correspondingly decrease our earnings and operating cash flows by approximately less than $1,000 in the period and annually.
Intangible Asset Risk
     We have a substantial amount of intangible assets and are required to perform goodwill impairment tests whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position. Although at September 30, 2007, we believed our intangible assets were recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.
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
     PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     From time-to-time, the Company is involved in various civil actions as part of its normal course of business. The Company is not party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended September 30, 2007.

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
     In addition to the Risk Factors outlined with our Form 10-K and referenced above, we have additional risk associated with non-renewal of the long-term service contract in our Evansville business segment. With approximately 90% of its revenues generated from one dedicated customer, Evansville could be significantly adversely impacted by the loss of this business volume. We have been able to successfully negotiate rate increases and receive other assurances that mitigate the costs of our Company in the event of a cessation of business with this account. However, we have agreed to continue to service the account without a long-term contract in place.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     At various times from January 1, 2007 until September 30, 2007, the Company issued a total of 22,231 shares of common stock and concurrently issued warrants to purchase a total of 10,173 shares of common stock at an exercise price of $1.25. The foregoing shares of common stock and warrants were issued upon the exercise, by a number of individuals, of options to purchase units consisting of shares of the Company’s common stock and warrants.
     At various times from January 1, 2007 until September 30, 2007, the Company issued a total of 290,500 shares of common stock upon the exercise by Barron Partners of certain warrants. The company received a total of $290,500 in consideration of said exercises.
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
Item 3. Defaults upon Senior Securities.
     The Company’s line of credit contains various covenants pertaining to the maintenance of certain financial ratios. As of September 30, 2007, the Company was in compliance with the ratios required under its revolving credit agreement. No events of default exist on the credit facility as of the filing date.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
None
Item 6. Exhibits

10.1	First Amendment of employment agreement between Chief Financial Officer and Express-1 Expedited Solutions, Inc.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Express-1 Expedited Solutions, Inc.
/s/ Michael R. Welch
Michael R. Welch
Chief Executive Officer

/s/ Mark K. Patterson
Mark K. Patterson
Chief Financial Officer

Date November 13, 2007

Exhibit Index

Exhibit No.	Description

10.1	First Amendment of employment agreement between Chief Financial Officer and Express-1 Expedited Solutions, Inc.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)