Form 10-K
period 2007-12-31
EXPRESS-1 EXPEDITED SOLUTIONS INC
filed 2008-03-27
CIK 1166003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-32172

EXPRESS-1 EXPEDITED SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	03-0450326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3399 South Lakeshore Drive, Suite 225, Saint Joseph, Michigan 49085
(Address of principal executive offices)

429 Post Road,
Buchanan, Michigan 49107
(Former address of principal executive offices)

(269) 429-9761	(269) 695-2700
(Registrant’s telephone number)	(Registrant’s former telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $.001 per share	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $36.1 million as of June 30, 2007 based upon the closing price of $1.36 per share on the American Stock Exchange on that date.

As of March 10, 2008, there were 31,709,336 shares of the Registrant’s $0.001 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement, which will be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2008 Annual Meeting of Stockholders, to be held on June 11, 2008 (the “Proxy Statement”), are incorporated by reference into Part III of this Report. Except with respect to information specifically incorporated by reference in this Report, the Proxy Statement is not deemed to be filed as part hereof.

EXPRESS-1 EXPEDITED SOLUTIONS, INC.

FORM 10-K — FOR THE YEAR ENDED DECEMBER 31, 2007

Exhibit Index

This annual report on Form 10-K is for the year ended December 31, 2007. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this annual report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this annual report. In this annual report, “Company,” “we,” “us” and “our” refer to Express-1 Expedited Solutions, Inc. and its subsidiaries.

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

General

Express-1 Expedited Solutions, Inc. (the “Company,” “we,” “our” and “us”), a Delaware corporation, is a transportation services organization focused upon premium transportation solutions provided through one of four non-asset based or asset-light operating units. The Company’s operations consist of distinct but complementary operational segments, each with its own business unit leader. Our wholly owned subsidiaries include, Express-1, Inc. (“Express-1”), Express-1 Dedicated, Inc. (“Express-1 Dedicated” or “Evansville”), Concert Group Logistics, Inc. (“Concert Group Logistics” or “CGL”) and Bounce Logistics, Inc. (“Bounce Logistics”, or “Bounce”). These segment operations are more fully outlined in the table below, which reflects the business unit; location of the business unit headquarters office; premium transportation niche served by the unit; and initial date the unit began business within our consolidated company.

Business Unit	Primary Office Location	Premium Industry Niche	Initial Date(1)

Express-1 Dedicated	Evansville, Indiana	Dedicated Expedite Movements	April 2003
Express-1	Buchanan, Michigan	Expedited Transportation	August 2004
Concert Group Logistics	Downers Grove, Illinois	Freight Forwarding	January 2008
Bounce Logistics	South Bend, Indiana	Premium Truckload Brokerage	March 2008

(1)	Express-1 and Concert Group Logistics were both existing companies acquired as part of two separate acquisitions. Express-1 was formed in 1989, while Concert Group Logistics, LLC was formed in 2001. Express-1 Dedicated and Bounce Logistics were both start-up operations and formed in the years denoted under the column labeled initial date.

We serve a diverse client base located primarily within the United States and portions of Canada and Mexico. To a lesser extent, our Concert Group Logistics business unit provides international freight forwarding services to customers within other regions of the world. Our premium services are focused on the needs of shippers for reliable same-day, time-critical, special handling or customized logistics solutions. We also provide aircraft charter services through third-party providers, in support of our customers’ critical shipments. During 2007, we provided more than 65,000 critical movements for our customers through two business segments, Express-1 and Express-1 Dedicated. These two units comprised approximately 90% and 10% respectively, of our consolidated revenues. We acquired Concert Group Logistics in January 2008 and started Bounce Logistics in March 2008, and will begin to report results of operations on those two units in subsequent periods. On a prospective basis, we anticipate the addition of CGL and the formation of Bounce Logistics to change the apportionment of revenue within the consolidated company.

Historical Development

Our Company changed its name to Segmentz, Inc. (“Segmentz”) in 2001 in conjunction with a reverse merger and remained a Delaware corporation. Immediately prior to this merger, the Company had no on-going operations. The Company was headquartered in Tampa, Florida and its management team planned and executed a series of acquisitions within different modes of the transportation industry. To fund these acquisitions, the Company raised capital through a series of private placements. The Company’s physical presence grew to include operations in twenty (20) cities, but remained unprofitable on a consolidated basis.

In accordance with a restructuring plan begun in 2004 and completed in 2005, the Company’s Board of Directors replaced the executive management team and relocated the headquarters to Buchanan, Michigan. During the process, the Company closed all unprofitable locations and businesses. The restructuring plan was completed in 2005 and remaining were the Company’s profitable expedited services provided through the Express-1 and Express-1 Dedicated business segments. The Company incurred charges of $4.5 million in 2005 following $2.6 million in 2004 based upon this restructuring activity.

In conjunction with the annual shareholders meeting in June 2006, our name was changed to Express-1 Expedited Solutions Inc., further supporting our break from the past and focus on premium transportation services. Through a newly formed subsidiary, Concert Group Logistics, Inc., we acquired certain assets, liabilities and operations from Concert Group Logistics, LLC in January 2008. Bounce Logistics was also formed in 2008, with operations beginning in March of this year.

Our Business Segments

As of December 31, 2007, our Company’s operations consisted of two business units, Express-1 and Express-1 Dedicated, which comprised approximately 90% and 10% of our consolidated revenues respectively. Within this annual report on Form 10-K, the financial statements and supporting information presented is comprised of the results of these two business segments, unless otherwise denoted. Subsequent to December 31, 2007, our two new business segments, Concert Group Logistics and Bounce Logistics became part of our consolidated operations. Operating results of these two new business segments will be included in our subsequent reports.

Our four business segments — Express-1, Express-1 Dedicated, Concert Group Logistics and Bounce Logistics, are described more fully below. In accordance with Statement of Financial Accounting Standards Number 131, Disclosures about Segments of an Enterprise and Related Information, we summarized segment financial information under Note 19 accompanying the financial statements in Item 8 of this report. Accounting policies for the reportable operation segments are the same as those described in the summary of significant accounting policies in Note 1 to the financial statements and contained in Item 8 of this report. The table below contains some basic information on two of our segments, Express-1 and Express-1 Dedicated. Our other two reporting segments became part of our operations subsequent to December 31, 2007, and were therefore not incorporated into this table.

Express-1 Expedited Solutions, Inc.

Segment Financial Data

	Year	Revenues	Operating Income	Total Assets

Express-1	2007	$47,713,000	$4,525,000	$20,052,000
	2006	37,327,000	3,891,000	17,889,000
	2005	30,667,000	2,051,000	15,854,000
Express-1 Dedicated	2007	5,076,000	591,000	847,000
	2006	4,864,000	230,000	582,000
	2005	4,465,000	(143,000)	596,000

Express-1

Offering expedited transportation services to over 1,500 customers from our Buchanan, Michigan and Toledo, Ohio facilities, Express-1 has become one of the largest ground expedite companies in North America, handling more than 60,000 shipments during 2007. Expedite transportation services can be characterized as time-critical, time-sensitive, emergency and/or high priority freight shipments, many of which have special handling needs. A number of transportation companies within the U.S. offer some version of time-sensitive or time-critical shipments within their operations, while others offer high priority transportation services or special handling. Expedited transportation services are unique and can be differentiated, since expedite freight movements are typically created due to an emergency situation. Shipping emergencies are created due to supply chain interruptions, failure within another mode of transportation or for any number of other reasons. Expedited shipments are predominantly direct transit movements offering door-to-door service within very tightly prescribed time parameters.

Customers offer loads to Express-1 via telephone, fax, e-mail or the Internet on a daily basis, with only a small percentage of loads being scheduled in advance for longer term delivery cycles. Contracts, as is common within the transportation industry, typically relate to terms and rates, but not committed business volumes. Express-1 offers an ISO 9001:2000 certified, twenty-four hour, seven day-a-week call center allowing its customers immediate communication and status of time sensitive shipments while in transit.

Customers are also provided with electronic alerts, shipment tracking, proof of delivery, notifications, billing status and customized performance reports.

Express-1 is predominantly a non-asset based service provider, meaning the transportation equipment used in its operations is almost exclusively provided by third parties, with less than one percent of the vehicles being owned by the company. These third-party owned vehicles are driven by independent contract drivers and by drivers employed directly by independent owners of multiple pieces of equipment, commonly referred to as fleet owners. Express-1 generates its profit margin on the difference between the amount charged to customers and the amount it pays the third-party carriers, less applicable insurances, fees and vehicle taxes.

Express-1 serves its customers through a variety of exclusive-use vehicles, providing reliable, same-day or high-priority freight movements between shipping points within the United States, parts of Canada and Mexico. Vehicle class sizes include cargo vans, both twelve foot and twenty-four foot straight trucks and semi tractor-trailers. Services include expedited surface transportation and aircraft charters. As of December 31, 2007, we employed 85 full-time associates to support our Express-1 operations.

Express-1 Dedicated

Our Express-1 Dedicated operation provides dedicated delivery services to approximately 190 automotive dealerships within a 250 mile radius of Evansville, Indiana. Daily, our team receives, sorts, and stages approximately 1,000 pieces of automotive freight from a distribution facility in Evansville, Indiana. The Express-1 Dedicated Team dispatches units on over 20 dedicated routes and manages a stringent on-time delivery schedule. The entire Express-1 Dedicated staff strives to consistently provide an exemplary level of service, and has been recognized by its contract customer as the top performing provider on multiple occasions. Express-1 Dedicated utilizes a fleet of company leased and company owned vehicles to provide its services. An initial four-year contract for dedicated services expired in April 2007 and was mutually extended with an indefinite expiration by the parties. Some of the contract renewal terms were more favorable and should allow Express-1 Dedicated to become more profitable on a prospective basis. As of December 31, 2007, we employed 44 full-time associates in our Express-1 Dedicated operations, including management, office support, dock, and driving personnel.

Concert Group Logistics

The Concert Group Logistics operations were acquired in January 2008 in a purchase transaction involving certain assets, liabilities and operations of privately held Concert Group Logistics, LLC. Headquartered in Downers Grove, Illinois, Concert Group Logistics, LLC was founded in 2001 as a non-asset based transportation services company with an operational focus on the freight forwarding niche of the transportation industry. The Concert Group Logistics operating model is designed to attract and reward independent owners of freight forwarding services from various domestic markets. These independent owners operate stations within exclusive geographical regions under long-term contracts with Concert Group Logistics. The founders of Concert Group Logistics along with the management team all support the belief that customers’ needs are best served when “owners deliver” the goods and services for customers. The independent network model allows Concert Group Logistics to offer greater flexibility and reliability than many of its peers in the freight forwarding community, while lowering the total cost of services to customers. We believe the use of the independent station owner network provides some competitive advantages in the market place. As of January 1, 2008, Concert Group Logistics supported its 22 independently owned stations with 20 full-time associates.

Through its network and the expertise of its independent station owners, Concert Group Logistics has the capability to provide logistics services on a global basis. Concert Group Logistics services are not restricted by size, weight, mode or location and can be tailored to meet the transportation requirements of its client base. Below, some of the domestic and international services provided by Concert Group Logistics are outlined by service category.

Domestic Offerings — time critical services including as-soon-as possible, air charter and expedites: time sensitive services including next day, second day and third day deliveries; and cost sensitive services including deferred delivery and full loads.

International Offerings — time critical services including on-board courier and air charters; time sensitive services including direct transit and consolidation; and cost sensitive services including less-than-container loads, full-container-loads and vessel charters.

Other Service Offerings — value added services including documentation on international loads, customs clearance and banking support services; and customized services including trade show shipment management, transportation partnerships, diversity programs and on-site asset retrieval.

Bounce Logistics

Bounce Logistics began operations in March 2008 and is headquartered in South Bend, Indiana. Lead by an experienced management team, Bounce Logistics is a non-asset based transportation company operationally focused on providing full-truckload freight brokerage services to customers in need of greater customer service levels than those typically offered in the market place. These premium services are offered to customers of Express-1 and to Concert Group Logistics through CGL’s independent station owners. Bounce also services other customers in need of non-expedite premium transportation movements. As of March 10, 2008, Bounce Logistics employed 4 full-time associates within its operations.

GROWTH STRATEGY

Our current growth strategy is focused on initiatives, which we feel will enhance both our top and bottom lines. Through internal growth, which we refer to as organic growth, our board of directors and management team believe we will be able to continue to increase our market presence and geographic footprint. We believe our operations are positioned to allow our company to sustain strong rates of organic revenue growth. Our confidence in this strategy is based, in part, upon the successful record of double-digit organic growth within both Express-1 and Concert Group Logistics. We believe our Bounce Logistics business unit will also establish a track record of excellent organic growth, as this operation develops. Our Express-1 Dedicated operations will have more limited growth opportunities, due to the nature of its dedicated contract operating platform.

Complementing our organic growth initiatives, we plan to continue evaluating selective acquisitions and start-ups, provided they fit into our footprint of offering premium transportation services through the use of a non-asset based operational model. Prior to making any investment of human resources and capital, each opportunity will be evaluated for its long-term strategic fit and must complement our geographic footprint or provide entry into a different niche of the premium transportation market.

INFORMATION SYSTEMS

The transportation industry increasingly relies upon information technology to link the shipper with its inventory and as an analytical tool to optimize transportation solutions. We utilize satellite tracking and communication units on our fleet of vehicles to continually update the position of equipment in our Express-1 and Bounce Logistics business units. Our Express-1 Dedicated operation uses an alternative form of wireless communication to stay in touch with its fleet. These two forms of communication equipment allow us to communicate to an individual unit or to a larger group of units, based upon our specific needs. Information received through our satellite tracking and communication system automatically updates our internal software and provides our customers with real-time electronic updates.

We have invested in what we believe are the most advanced operational, support and management software systems available for each of our business segments, with most of this software being provided by third-party vendors. This software has been designed to support the unique operational characteristics of the industry niche in which it is deployed. We have further customized these systems to more readily facilitate the flow of information from outside sources into our operations centers for use by our personnel and customers. Investments in technology including satellite communications equipment, computer networks, software customization and related information technology hardware typically represent our largest single capital expenditure on an annual basis, and we believe the increased utilization of technology is critical to our continued success.

CUSTOMERS, SALES AND MARKETING

Our business units provide services to a variety of customers ranging in size from small entrepreneurial organizations to Fortune 500 companies. Each year, we collectively serve thousands of different customers and our customer base routinely changes from year-to-year. Our customers include major domestic and foreign automotive manufacturers, manufacturers of automotive components and supplies, commercial printers, consumer staples, pharmaceuticals, non-automotive manufacturers and the high tech sector. We have hazmat authority and transport lower risk hazardous materials such as automotive paint and batteries on occasion. In addition, we serve third-party logistics providers, airfreight forwarders and integrated air-cargo carriers. Our third-party logistics customers vary in size from small, independent, single facility organizations to large, global logistics companies. Within our Express-1 and Bounce Logistics business units, our services are marketed within the United States, portions of Canada and Mexico. In addition to offering services within these same markets, our Concert Group Logistics also provides international services by both air and ocean as well as other value added services. Our Express-1 Dedicated unit principally services one domestic customer.

We maintain a staff of external sales representatives and related support staff within Express-1, Express-1 Dedicated and Bounce Logistics. Within Concert Group Logistics services are introduced to customers by our network of independent station owners, who manage the sales relationships within their exclusive markets. We believe our independent station ownership structure enables salespeople to better serve customers by developing a broad knowledge of logistics, local and regional market conditions, and specific logistics issues facing individual customers. Under the guidance of these experienced entrepreneurs independent stations are given significant latitude to pursue opportunities and to commit resources to better serve customers.

Each year we seek to establish long-term relationships with new customers and to increase the amount of business done with our existing customers. We are committed to the strategy of providing customers with a full range of logistics services and have grown by adding new customers and by increasing our volumes with, and providing more services to, our existing customers. Our ability to offer multiple services utilizing our four business segments represents a competitive advantage. During 2007, no customer accounted for more than 17% of consolidated gross revenues. Due to the recent acquisition of Concert Group Logistics and the formation of Bounce Logistics, our customer concentration and concentration within the automotive industry has been reduced significantly.

COMPETITION AND BUSINESS CONDITIONS

The transportation industry is intensely competitive and we anticipate it will remain so for the foreseeable future. The market is also highly fragmented with thousands of transportation companies competing for a portion of the domestic and international market. Our competitors include regional, national and international companies that specialize in premium transportation services such as same-day or high-priority freight movements, freight brokerage and freight forwarding services. Each of our business segments competes with many other transportation service providers for the opportunity to serve the same customer base. None of our business segments operates from a position of dominance within its market, and each unit competes daily to retain the business relationships it has developed.

The competitive landscape is characterized on service, delivery timeframes, flexibility and reliability, as well as rates. We have historically offered superior service at rates we feel are in-line with those charged by competitors in our markets. We believe we have developed an advantage over many competitors based upon the reputation of our business units for quickly and efficiently covering the transportation needs of customers. Consequently, rates are typically not used as a primary means of increasing sales and market position.

REGULATION

The U.S. Department of Transportation (DOT) regulates the domestic transportation industry. This regulatory authority has broad powers, generally governing matters such as authority to engage in motor carrier operations, safety, hazardous materials transportation, certain mergers, consolidations and acquisitions and periodic financial reporting. The trucking industry is subject to regulatory and legislative changes, which can affect the economics of the industry. We are also regulated by various state agencies and, in Canada, by other regulatory authorities.

Our “satisfactory” safety rating is the highest rating given by the Federal Motor Carrier Safety Administration (FMCSA), a department within the DOT. There are three safety ratings assigned to motor carriers: “satisfactory”, “conditional”, meaning that there are deficiencies requiring correction but not so significant to warrant loss of carrier authority, and “unsatisfactory”, which is the result of acute deficiencies that may lead to the revocation of carrier authority.

Our operations are also subject to various federal, state and local environmental laws and regulations dealing with transportation, storage, presence, use, and the disposal and handling of hazardous material. The Code of Federal Regulations regarding the transportation of hazardous material, groups these materials into different classes according to risk. These regulations also require us to maintain minimum levels of insurance. At this time, we transport only low to medium risk hazardous material, representing a very small percentage of our total shipments.

For domestic business, our Concert Group Logistics business unit is also subject to regulation by the DOT in regards to air cargo security for all business, regardless of origin and destination, is regulated as an “indirect air carrier” by the Department of Homeland Security and Transportation Security Administration. These agencies provide requirements, guidance and in some cases licensing to the freight forwarding industry. This ensures that we have satisfactorily completed the security requirements and qualifications, adhered to the economic regulations, and implemented the required policies and procedures. These agencies require companies to fulfill these qualifications prior to transacting various types of business, failure to do so could results in penalties and fines.

For international business, our Concert Group Logistics business unit is a member of the International Air Transportation Association (IATA), a voluntary association of airlines and forwarders, which outlines operating procedures for freight forwarders acting as agents for its members. A substantial portion of our international air freight business is completed with other IATA members. For international ocean business we are registered as an Ocean Transportation Intermediary (OTI) by the Federal Maritime Commission (FMC), which establishes the qualifications and bonding requirements to operate as an OTI for business originating and terminating in the United States of America, as well as providing economic regulation. The FMC has authority to enforce regulations by assessing penalties and fines.

Our international services performed in foreign countries are provided through qualified local independent agents who hold the necessary authorities to operate and are subject to regulation and foreign jurisdiction in their respective countries.

SEASONALITY

Historically, our revenues and profitability have been subject to some seasonal fluctuations. In our historical cycle approximately 45% of our revenues developed in the first half of each year, with the balance coming in the latter half. Over the past couple of years, we have experienced some variation in this historical cyclicality with a stronger first half being dominated by the second quarter in each year. At this time, it is not possible to determine whether this recent cycle will continue or has been created solely from conditions within the U.S. economy.

We anticipate the seasonality of both our Concert Group Logistics and Bounce Logistics operations to follow a similar trend as that of our Express-1 business unit, in future periods. However, it is possible that during periods of rapid growth, seasonal fluctuations will be masked by successful gains in market share in three of our operating units, Express-1, Concert Group Logistics and Bounce Logistics. Our Express-1 Dedicated operating unit is not anticipated to follow this pattern, due to its reliance upon its dedicated contract.

EMPLOYEES AND INDEPENDENT CONTRACTORS

At December 31, 2007, we had 132 full-time employees, none of which were covered by a collective bargaining agreement. Of this number, 85 were engaged in our Express-1 operations, while 44 associates support our Express-1 Dedicated services. Three people are employed in our Corporate group. We recognize our trained staff of employees as one of our most critical resources, and acknowledge the recruitment, training and retention of qualified employees as essential to our ongoing success.

In addition to employees, we support the capacity needs of Express-1 and Bounce Logistics through the use of independent contract drivers, which we refer to as “VP’s” for value providers. These individuals operate one or more of their own vehicles and pay for all the operating expenses of their equipment, including: wages, benefits, fuel, fuel taxes, physical damage insurance, maintenance, highway use taxes, and other related equipment costs. By utilizing the services of independent contractors we have reduced the amount of capital required for our growth, which we feel has lessened our financial risk.

Within Concert Group Logistics operations, we support our service needs through a network of independently owned stations. Each of these stations is a stand-alone business with its own unique ownership and employee base. These independents provide sales and support for Concert Group Logistics, including negotiating with and maintaining customer relationships, managing transportation services with third-party providers and providing support to the customers of the network. The Concert Group Logistics operating model is designed upon the premise that when owners deliver, superior attention to detail and performance result. The Concert Group Logistics motto is, “owners deliver,” reflecting this belief.

SEC FILINGS

In 2007, we became a “Smaller Reporting Company” for the purpose of filings with the Securities and Exchange Commission. As such, certain report sections previously required with “Regular Filer” status have become optional. We have chosen to include those optional disclosures that, in the opinion of management, enhance the understanding of our Company.

In 2006, we became a regular filer for the purpose of filings with the Securities and Exchange Commission (“SEC”). Prior to 2006, we had been a small business filer. We have filed Form 10-K for annual reporting purposes and Forms 10-Q for interim period reports. Prior to this reporting change, we filed Forms 10-KSB for annual reports and Forms 10-QSB for interim reports. We make available on our website, located at www.express-1.com, all materials filed with the SEC.

Our public filings may also be accessed free of charge on the SEC’s Edgar website, located at www.sec.gov, or read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Neither the information on our Company website nor the SEC website is incorporated in this report as a result of these references.

CORPORATE INFORMATION

Express-1 Expedited Solutions, Inc is incorporated in Delaware. Our executive office is located at 3399 South Lakeshore Drive, Saint Joseph, Michigan 49085. Our telephone number is (269) 429-9761 and the Internet website address is www.express-1.com. Our stock is listed on the American Stock Exchange (AMEX) under the symbol “XPO”. The information on our website is not incorporated in this report as a result of this reference.

ITEM 1A.	RISK FACTORS

CUSTOMER CONCENTRATION; RELIANCE ON AUTOMOTIVE INDUSTRY COULD SUBJECT OUR BUSINESS TO NEGATIVE TRENDS OR DEFAULTS ON ACCOUNTS RECEIVABLE

We obtained approximately 50% of our revenue from our twenty-five largest customers in 2007 and 2006. While the individual customer rankings between our top customers often change from time-to-time, we rely upon our relationship with each of these customers for a significant portion of our revenues. Any interruption in the business volume awarded by these customers could materially adversely impact our revenues and resulting profitability.

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

COMPETITION IS INTENSE AND OUR VOLUME OR PROFITS COULD SUFFER AS A RESULT

The transportation and logistics services industry is heavily fragmented and intensely competitive and includes numerous regional, inter-regional and national competitors, none of which dominates the market. There are several larger transportation providers with significantly higher capital resources, which could allow that competitor to position their company as a low-cost provider. We often buy and sell transportation services from and too many of our competitors. Increased competition could create downward pressure on freight rates, and continued rate pressure may adversely affect our gross profit and income from operations.

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

FLUCTUATIONS IN THE PRICE OR AVAILABILITY OF FUEL MAY CHANGE OUR OPERATIONS STRUCTURE AND RESULTING PROFITABILITY

We require large amounts of fuel to operate our fleet, and fuel is one of our contractor’s largest operating expenses. Fuel prices fluctuate greatly, and prices and availability of all petroleum products are subject to economic, political, and other market factors beyond our control. Most of our customer contracts contain fuel surcharge provisions to mitigate the effects of price increases over base amounts set in the contract. Significant changes in the price or availability of fuel in future periods or significant changes in our ability to mitigate fuel price increases through the use of fuel surcharges, could materially adversely impact our operations, fleet capacity and ability to generate both revenues and profits.

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

Our executive offices are located within in an 880 square-foot leased office suite located at 3399 South Lakeshore Drive, Suite 225, Saint Joseph, Michigan 49085. Within this same office building are common areas such as board and meeting rooms, multimedia facilities and a lounge for visitors. In addition, the table below identifies other properties we maintain. We believe each of our properties is appropriately specified and sized for the portion of our operations it houses.

Business Unit	Location	Purpose	Square Feet	Owned or Leased

Express-1	429 Post Road Buchanan, MI 49127	Unit headquarters and call center	20,000	Owned
Express-1	441 Post Road Buchanan, MI 49127	Recruiting and training center	3,000	Owned
Express-1	1311 W. Airport Road, Swanton, OH 43558	Cross-dock	3,000	Leased
Express-1 Dedicated	15000B Highway 41 North, Evansville, IN 47725	Unit headquarters and cross-dock	15,000	Leased
Concert Group Logistics	1430 Branding Ave. Suite 150, Downers Grove, IL 60515	Unit headquarters and general office	5,000	Leased
Bounce Logistics	5838 W. Brick Road, South Bend, IN 46628	Unit headquarters and general office	1,000	Leased
Closed Location (Note)	9025 Boggy Creek Road, Orlando, Florida 32824	Location closed in 2004	10,000	Leased

Note:	We continue to be obligated under a lease for this closed location on which we have negotiated a sub-lease agreement. The lease matures in June 2009, and we have reserved what we believe to be an appropriate amount within our financial statements for the estimated amount of future payments.

ITEM 3.	LEGAL PROCEEDINGS

Our Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of our management, the ultimate disposition of these matters will not have a materially adverse effect on our consolidated financial position, results of operations or liquidity. We maintain reserves for identified, claims within our financial statements. We cannot be assured that the ultimate disposition of these claims will not be in excess of the reserves established.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the American Stock Exchange under the symbol “XPO.” The table below sets forth the high and low closing sales prices for the Company’s common stock for the quarters included within 2007 and 2006 and for the first few months of 2008. Quotations reflect inter-dealer prices, without retail mark-up, mark-down commission, and may not represent actual transactions.

	High	Low

2006
1st quarter	$1.04	$0.69
2nd quarter	1.23	0.91
3rd quarter	1.44	1.09
4th quarter	1.34	1.15
2007
1st quarter	1.58	1.24
2nd quarter	1.47	1.26
3rd quarter	1.39	1.21
4th quarter	1.36	1.09
2008
1st quarter (through March 17, 2008)	1.26	0.98

There are over 600 holders of record of the Company’s common stock, based upon data available to us from our proxy solicitor, transfer agent and market maker for our common stock. The Company has never paid cash dividends on its common stock and intends to keep future earnings, if any, to finance the expansion of its business. Accordingly the Company does not anticipate that any cash dividends will be paid in the near future. The Company’s future payment of dividends will depend on its earnings, capital requirements, expansion plans, financial condition and other relevant factors.

Performance Graph

The following graph is presented to compare the cumulative total return for the Corporation’s Common Stock to the cumulative total returns of the AMEX Composite Index, the Russell Micro Cap Index and the NASDAQ Transportation Index for the period from July 26, 2002 (the start of trading for the stock of our Corporation), through the close of the market on December 31, 2007, assuming an investment of $100 was made in the Corporation’s Common Stock and in each index on July 26, 2002, and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Express-1 Expedited Solutions, Inc, The Amex Composite Index,
The Russell MicroCap Index And The Nasdaq Transportation Index

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends.

Fiscal year ending December 31.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information, as of December 31, 2007, with respect to the Company’s stock option plan under which common stock is authorized for issuance, as well as other compensatory options granted outside of the Company’s stock option plan.

			(c)
			Number of Securities
		(b)	Remaining Available for
	(a)	Weighted-Average	Future Issuance under
	Number of Securities to	Exercise Price of	Equity Compensation
	be Issued upon Exercise	Outstanding	Plan (Excluding
	of Outstanding Options,	Options, Warrants	Securities Reflected in
Plan Category	Warrants and Rights	and Rights	Column (a))

Equity compensation plans not approved by shareholders	1,213,000	$1.75	—
Equity compensation plans approved by security holders	3,066,000	$1.22	2,534,000

	4,279,000	1.37	2,534,000

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2007 is derived from our Consolidated Financial Statements. The Consolidated Financial Statements as of December 31, 2007 and 2006, and for each of the years in the three-year period ended December 31, 2007 and the independent registered public accountants’ reports thereon, are included in Item 8 of this Form 10-K. This data should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K. All data expressed in the table is expressed in thousands except for earnings per share data.

	Year Ended December 31,
	2007	2006	2005	2004	2003

Consolidated Statements of Earnings Data:
Operating revenue	$52,789	$42,191	$39,848	$42,481	$14,688
Earnings (loss) before income taxes	3,471	2,776	(5,815)	(5,159)	177
Net earnings (loss) (Note)	2,171	3,904	(5,815)	(3,238)	377
Diluted earnings (loss) per share	$0.08	$0.15	$(0.22)	$(0.14)	$0.04
Consolidated Balance Sheet Data:
Cash	$800	$79	$386	$854	$2,029
Working capital	3,781	2,248	1,342	3,714	3,437
Total assets	23,724	21,609	18,454	25,065	12,982
Long-term obligations, less current portion	650	1,401	2,787	575	802

Note — The Company recorded the following income tax provision (benefit) during the years ended December 31, 2003 through 2007: In 2003 a tax benefit of $26,000, in 2004 a tax benefit of $1,921,000, in 2005 no tax provision or benefit, in 2006 a tax benefit of $1,128,000, and in 2007 a tax provision of $1,300,000. Tax provisions reduced net income in the years recorded whereas tax benefits increased net income in the years recorded. The Company estimated its net operating loss carryforwards to be approximately $5.4 million as of December 31, 2007, and plans to record a provision for current taxes within its financial statements at the approximate rate of 39.5% of pre-tax income on a prospective basis.

In 2004, the Company implemented a restructuring plan to eliminate previously acquired unprofitable business units and operations. In conjunction with this plan, the Company recorded approximately $4.5 million and $2.6 million in restructuring expenses for the years ended December 31, 2005 and 2004, respectively.

In January 2008, the Company purchased substantially all assets and certain liabilities of Concert Group Logistics, LLC. The acquisition is substantial and is more fully described in Item 1 and within Item 8 (Footnote 13) of this report.

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

Use of Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods. Our management reviews these estimates, including but not limited to, purchased transportation, recoverability of long-lived assets, recoverability of prepaid expenses, valuation of investments, valuation allowances for deferred taxes, and allowance for doubtful accounts, on a regular basis and makes adjustments based on historical experiences and existing and expected future conditions. These evaluations are performed and adjustments are made as information is available. Our management believes that these estimates are reasonable and have been discussed with our audit committee; however, actual results could differ from these estimates.

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

Concentration of credit risk with respect to trade receivables is limited due to our large number of customers and wide range of industries and locations served. One customer comprised more than ten percent of the December 31, 2007 customer accounts receivable balance.

We receive a significant portion of our revenue from customers who operate within the U.S. domestic automotive industry. Accordingly, our accounts receivable are comprised of a large aggregate concentration of accounts from within this industry. Recently, the U.S. automotive industry has been in decline according to various sources. In the event of further financial erosion by any of the “Big Three” domestic automotive manufacturers, the effect on our Company could be materially adverse. Further, the weakening of any of the domestic automotive manufacturers can have an adverse effect on a significant portion of our customer base which is comprised in large-part by manufacturers and suppliers for the automotive industry.

We extend credit to various customers based on an evaluation of the customer’s financial condition and their ability to pay in accordance with our payment terms. We provide for estimated losses on accounts receivable considering a number of factors, including the overall aging of account receivables, customers payment history and the customer’s current ability to pay its obligation. Based upon our managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $77,000 is considered necessary as of December 31, 2007 and 2006. Although we believe our account receivables are recorded at their net realizable value, a decline in our historical collection rate could have a materially adverse effect on our operations and net income. We do not accrue interest on past due receivables.

RESULTS OF OPERATIONS

For financial reporting purposes, we recognize four business segments which represent our operating units. These operations are focused within four unique non-asset based premium transportation markets. Two of these operating units, Express-1 and Express-1 Dedicated, contributed to the overall financial results for 2007, 2006 and 2005. Two of our other business units, Concert Group Logistics and Bounce Logistics, became part of our operations, subsequent to December 31, 2007. The results of these new operations will be included in subsequent reports.

Express-1 generates revenue by accepting freight from a multitude of customers and industries, while Express-1 Dedicated primarily operates under a dedicated service contract with one customer. For 2007, Express-1 provided approximately 90% of our consolidated revenues by volume, with Express-1 Dedicated accounting for approximately 10%.

Our Express-1 unit has two differing means of generating revenues and business volume. Express-1 transports shipments through the use of its fleet of vehicles, approximately 99% of which are owned and operated by independent contract drivers. We refer to this revenue source as “Express-1 Contractors.” Express-1 also routinely brokers loads to third parties such as to other expedited transportation companies and general truckload carriers. We refer to this revenue source as “Express-1 Brokerage.” These two activities are integral to the Express-1 operations and are managed by the same staff and support team. Therefore they cannot be further detailed beyond revenue, operating costs and gross margin.

Our Express-1 Dedicated operation generates revenue by shipments primarily to one dedicated contract account. We refer to this revenue source as “Express-1 Dedicated” within our tables and discussions.

In addition to our Express-1 and Express-1 Dedicated business segments, we also separately identify the costs associated with our executive management team, board of directors, legal and other costs of operating as a public company under the caption “Corporate.”

We refer to the impact of fuel on our business throughout this discussion and within the annual report. For purposes of these references, we have only considered the impact of fuel surcharge revenues, fuel surcharge payments to contractors and fuel costs associated with our operating units and have excluded those associated with our Express-1 brokerage operations. We feel that this approach most readily conveys the impact of fuel on our business, its revenues and costs. As is common within the freight brokerage industry, fuel cost is not frequently identified as an individual line item in our paperwork for each load. Consequently, it is impossible to accurately separate fuel revenues and costs from other brokerage revenues and costs on a load-by-load basis.

Year ended December 31, 2007 compared to year ended December 31, 2006

Overview

The fiscal year ended December 31, 2007 brought with it many challenges within the general freight market, some of which had an impact upon the operational results of our Company. Overall, freight demand was weaker than over the past few years and the result was softness in spot markets for freight services and weakness in overall rates. Fuel continued to rise in 2007, compared to 2006 and with this increase our revenues were increased through fuel surcharges, while our costs were increased by a similar amount due to our practice of passing along fuel surcharges to our fleet of contract drivers.

Our Express-1 unit successfully increased its fleet by a significant amount and balanced this increase with the maintenance of very strong fleet utilization as measured in loaded miles per unit per week. The success of this increase in the size of the Express-1 fleet offset some declines in the percentage of overall margin, which is attributable to the weakened economy, increased fuel surcharges and lack of spot market demand for “capacity expedites” that were common over the previous few years. Coupled with an increase of new accounts and additional business volume from existing accounts, Express-1 weathered the down year by growing the top line at a healthy rate and increasing its operating income at an even higher rate.

Our Express-1 Dedicated unit saw 2007 as a year of significant change. The original four-year contract with the primary customer came to an end in April 2007 and Express-1 Dedicated was successful in its bid to get the contract term extended and increase rates to its customer. Express-1 Dedicated now operates under an evergreen provision of the original agreement, which provides for a 120 day notice in the event either party wishes to cease the relationship. In addition, Express-1 Dedicated was successful in receiving certain protections for items such as investments in equipment and facility leases. Express-1 Dedicated also experienced growth in its non-contract business of offering cross-docking facilities and regional transits. Combined with the contract modifications, the Express-1 Dedicated team has successfully strengthened both the top and bottom lines during 2007 and set the stage for further improvements heading into 2008.

Revenues

	Twelve Months Ended December 31,
Revenues	2007	2006	Change	% Change

Express-1 contractors	$42,025,000	$29,922,000	$12,103,000	40.4%
Express-1 brokerage	5,688,000	7,405,000	(1,717,000)	(23.2)%

Total Express-1	47,713,000	37,327,000	10,386,000	27.8%
Express-1 dedicated	5,076,000	4,864,000	212,000	4.4%

Total revenues	$52,789,000	$42,191,000	$10,598,000	25.1%

Consolidated Revenues increased 25.1% for the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase in revenue primarily relates to the strong increase in revenue within our Express-1 unit. Fuel surcharge revenue was $4.8 million and $3.2 million for the years ended December 31, 2007 and 2006, respectively. Fuel surcharges are billed to our customers, based upon a spread above a national index which is published weekly by the Department of Energy.

Express-1 Revenues increased 27.8% during 2007 compared to 2006. The increase in revenue was associated with a strong increase in the amount of freight hauled on our fleet of vehicles provided by independent contractors. Express-1 was successful in increasing its fleet size by approximately 38 percent within 2007 compared to 2006. With this added capacity, our team successfully leveraged organic growth opportunities and expanded market share with existing customers as well as acquired new customer accounts. We continued to experience a decline in the opportunity to broker loads within the truckload (semi-truck) portion of our business. This decline first occurred in the third quarter of 2006 and is attributable to weakness in the U.S. economy resulting in excess capacity within the truckload market. Our strategy continues to be to build our own fleet of vehicles and offer services through this fleet, but to be in a position to take advantage of the brokerage opportunity in stronger economic climates or periods when demand outpaces capacity. We internally refer to these shipments as “capacity expedites.” Fuel surcharge revenue was $4.2 million during 2007 compared to $2.6 million in 2006, and is included within our revenue figures.

Express-1 Dedicated Revenues increased 4.4% in the year ended December 31, 2007 compared to the prior year. The revenue increase is attributable to an increase in revenue from new customers within this market, and to rate increases awarded by the contract customer in the latter half of 2007. The ability to attract new accounts for service at the facility continues to be a focus of the staff at Express-1 Dedicated and enhances the overall profitability of the segment. Fuel surcharge revenue represented $588,000 for the year ended December 31, 2007 compared to $528,000 in 2006.

Operating Expenses

	Twelve Months Ended December 31,
Operating Expenses	2007	2006	Change	% Change

Express-1 contractors	$31,240,000	$21,460,000	$9,780,000	45.6%
Express-1 brokerage	4,711,000	5,978,000	(1,267,000)	(21.2)%

Total Express-1	35,951,000	27,438,000	8,513,000	31.0%
Express-1 Dedicated	3,960,000	3,958,000	2,000	0.1%

Total operating expenses	$39,911,000	$31,396,000	$8,515,000	27.1%

Consolidated Operating Expenses, which consist primarily of payment for trucking services, independent contractors, fuel, insurance, cross dock facilities, equipment costs and payroll expenses increased by 27.1% for the year ended December 31, 2007 compared to the year ended December 31, 2006. As a percentage of revenues, operating expenses amounted to 75.6% of related revenues for the year ended December 31, 2007 compared with 74.4% for the year ended December 31, 2006. The increase in operating expenses as a percentage of revenue resulted from rate compression within the spot market for some of our services. To some degree, fuel prices contributed to the increase in operating expenses as a percentage of revenue. During 2007, fuel costs and fuel surcharge payments were $5.1 million compared to $3.5 million in 2006.

Express-1 Operating Expenses increased by 31.0% during 2007 compared to the prior year. Historically, a level of approximately 75% of revenue for operating expenses has been considered favorable within our Express-1 unit. Operating expenses represented 75.3% and 73.5% of revenues within Express-1 for the years ended December 31, 2007 and 2006 respectively. Fuel played a part in the ratio of operating expenses to revenue for 2007 compared to 2006. Fuel costs and fuel surcharges passed to our contract drivers represented approximately $4.1 million and $2.5 million of operating expenses for 2007 and 2006 respectively.

Express-1 Dedicated Operating Expenses increased by less than 1.0% for the year ended December 31, 2007 compared to the year ended December 31, 2007. The Express-1 Dedicated team successfully held equipment costs, insurance expenses, wages and benefits in-line with the levels from 2006. Express-1 Dedicated continued to enjoy a more favorable cost structure on non-contract services provided to customers in 2007. Fuel cost represented $968,000 and $944,000 within this operation for the years of 2007 and 2006, respectively.

Gross Margin

	Twelve Months Ended December 31,
Gross Margin	2007	2006	Change	% Change

Express-1 contractors	$10,785,000	$8,462,000	$2,323,000	27.5%
Express-1 brokerage	977,000	1,427,000	(450,000)	(31.5)%

Total Express-1	11,762,000	9,889,000	1,873,000	18.9%
Express-1 Dedicated	1,116,000	906,000	210,000	23.2%

Total gross margin	$12,878,000	$10,795,000	$2,083,000	19.3%

Consolidated Gross Margin increased by 19.3% and represented approximately 24.4% of consolidated revenue for the year ended December 31, 2007 versus 25.6% of consolidated revenue for the year ended December 31, 2006. The change in gross margin as a percentage of revenue was partially due to the aforementioned weakness in freight rates. Mitigating this decline in rates, were improvements in equipment cost within the Express-1 Dedicated business unit. Rising fuel costs also contributed to the decline in gross margin as a percentage of revenue during the 2007 period.

Express-1 Gross Margin increased by 18.9% and represented 24.7% of revenue for the year ended December 31, 2007 compared to 26.5% of revenues for the prior year. The decline in gross margin as a percentage of revenue was partially due to softness in rates within components of Express-1 revenue during the 2007 period. As previously mentioned this was due to overall weakness in portions of the U.S. economy and the impact of this weakness on available capacity within the transportation sectors. Gross margin was also impacted by the rising price of fuel in 2007 versus 2006.

Express-1 Dedicated Gross Margin increased by 23.2% and represented 22.0% of revenue for 2007, versus 18.6% for the prior year. The increase in margin within this unit was principally due to rate increases awarded on the primary contract and was further impacted by a reduction in equipment costs as a percentage of revenue within this unit. Fuel cost also impacted the margin within Express-1 Dedicated.

Sales, General and Administrative Expenses

	Twelve Months Ended December 31,
Sales, General and Administrative Expenses	2007	2006	Change	% Change

Express-1	$7,237,000	$5,998,000	$1,239,000	20.7%
Express-1 Dedicated	525,000	676,000	(151,000)	(22.3)%

Corporate	1,645,000	1,345,000	300,000	22.3%

Total sales general and administrative expenses	$9,407,000	$8,019,000	$1,388,000	17.3%

Note:	For purposes of this schedule and our analysis, interest and other charges have been included in the total Corporate SG&A figures. For the years ended December 31, 2007 and 2006, interest and other charges totaled $65,000 and $411,000 of expense, respectively.

Consolidated Sales, General and Administrative Expenses (SG&A) increased by 17.3% and represented 17.8% of revenue during the year ended December 31, 2007 compared to 19.0% of revenue for the year ended December 31, 2006. In each of our operating units and within our corporate expenses, we continue to be successful in holding the rates of increase in these charges below the rates of increase in revenue, thereby creating leverage. Our consolidated headcount was unchanged at the end of the 2007 compared to the end of 2006. Remaining at 133 associates at the end of each period, we did experience an increase in headcount within Express-1 but had a decrease within Express-1 Dedicated for the same periods. We continue to anticipate achieving more leverage going forward in our SG&A expense, since the largest component of these charges, wage expense, should continue to increase at a slower pace than that of our consolidated revenue.

Express-1 Selling, General and Administrative Expense increased by 20.7% during 2007, and represented 15.2% of revenues within this business unit for 2007 versus 16.1% of revenue for 2006. The increase in SG&A was primarily related to headcount additions, as the unit increased the number of full-time employees to handle the growth in fleet and business volume during 2007. Express-1 also experienced increases within its advertising and marketing line items as it began to roll out new initiatives such as expanded service to Mexico and incurred increased advertising costs associated with the 38% growth within its fleet of contract drivers. Communication costs also increased in relationship to this fleet growth as the cost of satellites, satellite recovery, repairs and satellite communications all increased within 2007 in response to the fleet growth. The ability of the Express-1 team to manage increases in revenue, while holding down SG&A cost as a percentage of revenue remains one of the core goals and biggest opportunities within this unit. All employees of Express-1 are provided some form of incentive that rewards successful increases in the fleet and revenue, resulting in improvements in the bottom line.

Express-1 Dedicated Selling, General and Administrative Expense decreased by 22.3% during 2007 compared to 2006 and represented 10.3% of revenues for 2007 versus 13.9% in the prior year. Due to some routing changes within the core customer, Express-1 Dedicated reduced its headcount and associated wages and benefits during 2007 versus 2006. This unit also experienced decreases in expense associated with the elimination of amortization on its original start-up. We anticipate Express-1 Dedicated SG&A expenses will be relatively flat going forward, based upon our belief that the growth rate in revenue will also be relatively flat.

Corporate General and Administrative Expense increased by 22.3% during 2007 and represented 3.1% of consolidated revenue for 2007 versus 3.2% of consolidated revenue for 2006. The largest components of the increase in cost were charges associated with locations closed down in the restructuring activities. During 2006, the Company recovered approximately $170,000 from previously written down account receivables from closed operations. During 2007, the Company incurred additional impairments on a remaining Orlando office lease remaining from a closed location. This swing from a recovery in 2006 to a charge in 2007 accounts for most of the increase during 2007. The Company also incurred increases from additional option expense associated with FAS 123R, additional compensation and benefits costs and increased expenses associated with its Board of Directors and operating as a public company.

Net Income (Loss) From Operations

	Twelve Months Ended December 31,
Income From Operations	2007	2006	Change	% Change

Express-1	$4,525,000	$3,891,000	$634,000	16.3%
Express-1 Dedicated	591,000	230,000	361,000	157.0%
Corporate	(1,645,000)	(1,345,000)	(300,000)	22.3%

Total income from operations	3,471,000	2,776,000	695,000	25.0%
Tax Provision (Benefit)	1,300,000	(1,128,000)	(2,428,000)	215.3%

Total net income	$2,171,000	$3,904,000	$(1,733,000)	(44.4)%

Consolidated Income from Operations increased by 25.0% during 2007 versus the prior year which reflects some of the operating leverage we have discussed over the past few years. During 2007, as our margin declined, we successfully increased pre-tax earnings at a rate equivalent to the rate of increase in revenue, due to our leverage within the areas of SG&A. Increases in revenue have traditionally been greater than the corresponding increases in our overhead costs. We continue to believe additional leverage can be achieved in the future and operating income can continue to increase at a rate higher than that of our consolidated revenue.

Express-1 Income from Operations improved by 16.3% during 2007 and represented 9.5% of revenue in 2007 versus 10.4% of revenue in 2006. During the year, Express-1 invested in programs such as its Mexican operations that are anticipated to have a greater impact on earnings in 2008 and beyond. Express-1 also invested in its team of associates by enhancing staffing levels within operational areas and training within all areas. Coupled with this investment in operational programs and personnel, Express-1 continued to face softness in the rate environment. The management team believes the investments made in 2007 will help sustain the growth goals of this unit for 2008 and beyond. As the economy recovers, Express-1 should be positioned to continue to grow at historical levels, and realize more operating leverage.

Express-1 Dedicated Income from Operations increased by 157.0% during 2007 and represented 11.6% of revenue in 2007 versus 4.7% of revenue in 2006. The rate increases awarded by the primary customer in this unit were instrumental in this turn around. Coupled with these rate increases, Express-1 Dedicated continued to grow its profitable non-contract business during the year. The cost of operating the equipment used within this operation continued to decease both in total dollars and as a percentage of revenue during 2007 compared to 2006. The ability of the Express-1 Dedicated team to continue to hold cost relatively flat as a percentage of revenue is critical to the continuation of the recent level of profitability in this unit, as the ability to increase revenues is more limited.

Provision for, Benefit from Income Tax

During the year ended December 31, 2007, we recorded a provision for current income taxes of $1.3 million compared to recording a tax benefit of $1.1 million for 2006. For 2007, we continued to use our net operating loss carry forwards (NOL’s) to reduce the amount of taxes paid, even though a current income tax provision was recorded within the financial statements. As of December 31, 2007, we estimate our NOL’s have been reduced to $5.4 million and we do not anticipate using a significant amount of cash for tax payments, until these NOL’s are eliminated. We plan to record a current tax provision in our financial statements on a prospective basis at the rate of approximately 39.5% of pre-tax income, which we refer to as income from operations. A more detailed discussion of our tax situation is provided within the notes to our financial statements, elsewhere in this report.

Net Income (Loss)

Net Income declined in 2007, versus 2006 due to the aforementioned recording of a tax provision in 2007 versus a tax benefit in 2006. Pretax income increased by 25.0% during the period, which we feel is a more accurate reflection of our operating results, due to the evolution of our earnings and income associated tax provisions and benefits.

Earnings per Share

Basic Earnings per Share was $0.08 for the year ended December 31, 2007 compared to $0.15 per share for the year ended December 31, 2006. For the year ended December 31, 2007, basic average shares outstanding were 26,690,382 compared to 26,297,120 for the year ended December 31, 2006.

Diluted Earnings per Share was $0.08 for the year ended December 31, 2007 compared to $0.15 per share for the year ended December 31, 2006. For purposes of calculating earnings per share, for the year ended December 31, 2007, diluted average shares outstanding were 27,326,729 compared to 26,641,012 for the year ended December 31, 2006.

Year ended December 31, 2006 compared to year ended December 31, 2005

Tables presented for use in the comparison of the years ended December 31, 2006 and 2005 are modified from those presented for use in the comparison of the years ended December 31, 2007 and 2006. The modifications are related to the identification of locations closed in conjunction with our restructuring plan which was implemented within 2004 and completed in 2005, which are identified as “closed locations” and to the charges associated with the restructuring activities. It is our belief that this added detail for the 2006 and 2005 periods allows the users of these statements more transparency into the performance of the Company and its operating units in place during those periods.

Revenues

	Year Ended December 31,
	2006	2005	Change	% Change

Express-1 contractor	$29,921,000	$23,951,000	$5,970,000	24.9%
Express-1 brokerage	7,405,000	6,716,000	689,000	10.3%

Total Express-1	37,326,000	30,667,000	6,659,000	21.7%
Express-1 Dedicated	4,864,000	4,465,000	399,000	8.9%
Closed locations	1,000	4,716,000	(4,715,000)	(100.0)%

Total revenues	$42,191,000	$39,848,000	$2,343,000	5.9%

Consolidated Revenues increased 5.9% for the year ended December 31, 2006, as compared to the year ended December 31, 2005. The increase in revenue primarily relates to the strong increase in revenue within our Express-1 business, and was mitigated by revenue recorded in the prior year, from within operations closed in our restructuring efforts. During 2005, we disposed of our Temple and Bullet operations, as well as ceased activity at our unprofitable Tampa brokerage. These closed locations accounted for $4.7 million of our consolidated revenue during the year ended December 31, 2005. Fuel surcharge revenue was $3.2 million and $2.7 million for the years ended December 31, 2006 and 2005, respectively.

Express-1 Revenues increased 21.7% during 2006 as compared to 2005. Most of the increase in revenue was associated with the contractor portion of our Express-1 operations, which represents the freight hauled on our fleet of independent contractor trucks. Express-1 was successful in increasing its fleet size by approximately 23 percent within 2006 compared to 2005. With this added capacity, we successfully leveraged our organic growth opportunities and expanded our market share with existing customers as well as acquired new customer accounts. In the second half of 2006, we experienced a decline in the number of loads available to be brokered within the truckload portion (class 8, semi-trucks) of our brokerage operations, as a result of a weakening within the overall U.S. freight economy and excess capacity within the truckload market. Fuel surcharge revenue was $2.6 million during 2006 as compared to $2.3 million in 2005, and is included within our revenue figures.

Express-1 Dedicated Revenues increased 8.9% in the year ended December 31, 2006 compared to the prior year. The revenue increase within Express-1 Dedicated was primarily attributable to an increase of $0.2 million in revenue from new customers within this market. The primary contract customer in this unit experienced an increase of less than 2% in revenue for the period. Express-1 Dedicated recorded $528,000 in fuel surcharges for the year ended December 31, 2006 compared to $420,000 in fuel surcharges for the year earlier.

Operating Expenses

	Year Ended December 31,
	2006	2005	Change	% Change

Express-1 contractor	$21,371,000	$17,498,000	$3,873,000	22.1%
Express-1 brokerage	5,978,000	5,119,000	859,000	16.8%

Total Express-1	27,349,000	22,617,000	4,732,000	20.9%
Express-1 Dedicated	3,958,000	4,010,000	(52,000)	(1.3)%
Closed locations	89,000	4,225,000	(4,136,000)	(97.9)%

Total operating expenses	$31,396,000	$30,852,000	$544,000	1.8%

Consolidated Operating Expenses, which consist primarily of payment for trucking services, independent contractors, fuel, insurance, cross dock facilities, equipment costs and payroll expenses increased by 1.8% for the year ended December 31, 2006 compared to the year ended December 31, 2005. As a percentage of revenues, operating expenses amounted to 74.4% of related revenues for the year ended December 31, 2006 compared with

77.4% for the year ended December 31, 2005. The decrease in operating expenses as a percentage of revenue resulted primarily from the cessation of our unprofitable businesses in conjunction with our restructuring plan during 2005. During 2006, fuel costs and fuel surcharge payments were $3.5 million compared to $3.3 million in 2005. Exclusive of these fuel costs and payments, operating expenses decreased as a percentage of revenue, during 2006.

Express-1 Operating Expenses increased by 20.9% during 2006 compared to the prior year. As a percentage of revenue, operating expenses decreased by less than 1% during the year. Operating expenses are primarily variable costs associated with the cost of contractor payments, fuel and insurance and the ability to hold these at a comparable rate of revenue between periods is essential to maintaining our margins. Operating expenses represented 73.3% and 73.8% of revenues for Express-1 for the years ended December 31, 2006 and 2005 respectively. Fuel costs and fuel surcharges passed to our contract drivers represented approximately $2.5 million and $2.5 million of operating expenses for 2006 and 2005 respectively.

Express-1 Dedicated Operating Expenses decreased by 1.3% for the year ended December 31, 2006 compared to the year ended December 31, 2005. The decrease was due primarily to the implementation of more stringent maintenance practices and management policy on equipment utilized within the this operation. Coupled with this was a switch from the use of outside contract carriers to provide shipment services to the use of company owned or leased trucks. Express-1 Dedicated also enjoyed more favorable margins on the new revenue streams developed within the local market than that realized from its primary customer contract. The addition of this new business and the associated margin helped lower the operating expenses as a percentage of revenue considerably, within the year.

Gross Margin

	Year Ended December 31,
	2006	2005	Change	% Change

Express-1 contractor	$8,550,000	$6,453,000	$2,097,000	32.5%
Express-1 brokerage	1,427,000	1,597,000	(170,000)	(10.6)%

Total Express-1	9,977,000	8,050,000	1,927,000	23.9%
Express-1 Dedicated	906,000	455,000	451,000	99.1%
Closed locations	(88,000)	491,000	(579,000)	(117.9)%

Total gross margin	$10,795,000	$8,996,000	$1,799,000	20.0%

Consolidated Gross Margin increased by 20.0% and represented approximately 25.6% of consolidated revenues for the year ended December 31, 2006 compared to 22.6% of consolidated revenue for the year ended December 31, 2005. The improvement was partially due to the closing of lower-margin locations and operations in conjunction with our restructuring efforts during 2005. Additionally, some changes in the management philosophy and use of equipment within our Express-1 Dedicated operations coupled with the addition of some new local accounts greatly improved the margin derived from the Evansville operations. Fuel costs and surcharges had the effect of lowering the gross margin for the company. Exclusive of the impact of fuel surcharges the gross margin as a percentage of consolidated revenue was 71.6% and 74.4% for the years ended December 31, 2006 and 2005, respectively.

Express-1 Gross Margin increased by 23.9% and represented 26.7% of revenue for the year ended December 31, 2006 compared to 26.2% of revenues for the prior year. The improvement in gross margin as a percentage of revenue was primarily due to decreases in fuel costs. Gross margin as a percentage of revenue within the Express-1 brokerage operations declined due to the weakness of the transportation market in the second half of 2006.

Express-1 Dedicated Gross Margin increased by 99.1% and represented 18.6% of revenue for 2006, versus 10.2% for the prior year. The increase in margin within Express-1 Dedicated was principally due to a shift from the use of independent contractor leased units to company owned or leased trucks within this market, coupled with a reduction in maintenance charges associated with a change in maintaining equipment. This unit also benefited greatly due to the introduction of additional revenue streams and the stronger gross margin associated with those revenues compared to the margin available from its contract customer. Fuel cost also played a part in the change in margin.

Sales, General and Administrative Expenses

	Year Ended December 31,
	2006	2005	Change	% Change

Express-1	$5,998,000	$5,999,000	$(1,000)	0.0%
Express-1 Dedicated	676,000	598,000	78,000	13.0%
Closed locations	(167,000)	1,287,000	(1,454,000)	(113.0)%
Corporate	1,512,000	2,479,000	(967,000)	(39.0)%

Subtotal sales general and administrative expenses	8,019,000	10,363,000	(2,344,000)	(22.6)%
Reorganization cost	—	4,448,000	(4,448,000)	(100.0)%

Total sales general and administrative expenses	$8,019,000	$14,811,000	$(6,792,000)	(45.9)%

Note:	For purposes of this schedule and our analysis, interest and other charges have been included in the total Corporate SG&A figures. For the years ended December 31, 2006 and 2005, interest and other charges represented approximately $411,000 and $187,000 of expenses, respectively.

Consolidated Sales, General and Administrative Expenses (SG&A) decreased by 45.9% and represented 19.0% of revenue during the year ended December 31, 2006 compared to 37.2% of revenue for the year ended December 31, 2005. Of this decrease, $5.9 million was associated with the operations closed in our restructuring activities and the charges associated with restructuring. Within the remaining operations and corporate activities SG&A expenses declined by 9.8% to $8.2 million during 2006, from $9.1 million in 2005. Most of this decline was associated with the closing of the offices in Tampa Florida and the relocation of those administrative functions to Buchanan, Michigan.

Express-1 Selling, General and Administrative Expense at $6.0 million was essentially flat in 2006 compared to 2005. During this same period, Express-1 increased it revenue by approximately 21.7%, which underscores the significant operating leverage within this business segment. The ability of the personnel to manage increases in revenue, while holding down costs, underscores the commitment and strength of the employees and operating model within this business segment.

Express-1 Dedicated Selling, General and Administrative Expense increased by 13.0% as a percentage of revenue during 2006 compared to 2005. Principal components of SG&A within Evansville include wages and benefits, depreciation, amortization, office expenses and general supplies. The increase in SG&A was predominantly due to an increase in wages associated with the Evansville personnel. We anticipate Evansville SG&A expense to be relatively flat going forward, based upon the likelihood that the growth rate in revenue will also be relatively flat.

Net Income (Loss) From Operations

	Year Ended December 31,
	2006	2005	Change	% Change

Express-1	$3,979,000	$2,051,000	$1,928,000	94.0%
Express-1 Dedicated	230,000	(143,000)	373,000	260.8%
Closed locations	79,000	(796,000)	875,000	109.9%
Corporate	(1,512,000)	(2,479,000)	967,000	39.0%

Subtotal income from operations	2,776,000	(1,367,000)	4,143,000	303.1%
Reorganization cost	—	(4,448,000)	4,448,000	0.0%

Total income (loss) from operations	$2,776,000	$(5,815,000)	$8,591,000	147.7%

Consolidated Income from Operations became positive during 2006, as we completed the restructuring of our organization and focused our company on non-asset based premium transportation services. The primary component of the change was the elimination of approximately $5.2 million of charges and expenses associated with restructuring activity and unprofitable business units. Coupled with this was a significant reduction in Corporate expenses, where the total expense decreased by $1.0 million to $1.5 million in 2006 from $2.5 million in 2005. Most of this reduction was associated with a change in our executive management and the associated relocation of our corporate offices from Tampa, Florida to Buchanan, Michigan. These reductions, along with improvements in margin within the Express-1 and Evansville operations resulted in the improvement within our income from operations.

Express-1 Income from Operations improved by 94.0% during 2006, as compared to 2005. The principal factors in this change were the increase in revenues and continued strong margin, coupled with the ability to hold SG&A expenses relatively flat. The significance of operating leverage within Express-1 facilitated this increase in income from operations.

Express-1 Dedicated Income from Operations became positive during 2006 compared to a loss from operations during 2005. The principal factors contributing to this increase were the increases in revenue from newly acquired non-contract accounts and the stronger margin attributable to those, coupled with a reduction in the costs of transportation expenses within the contract portion of business. To a lesser extent the ability to hold SG&A increases to a relatively small amount also contributed to this shift in operating income.

Provision for, Benefit from Income Tax

During the year ended December 31, 2006, we recorded a benefit of $1.1 million for income taxes as opposed to no provision for, nor benefit from, income taxes during 2005. Based upon the fact that our consolidated operations had been unprofitable, the likelihood of generating profits and utilizing additional tax benefits against future earnings was determined to be less than assured. Consequently, we did not record a tax benefit associated with the pretax net loss of $5.8 million during 2005. During 2006, based upon the successful completion of the restructuring efforts and the return of profitability to our remaining consolidated operations, we reevaluated the valuation allowance and reduced it by approximately $2.1 million. The difference between the $2.1 million valuation allowance adjustment and the $1.1 million tax benefit recorded is due to a provision for income taxes on 2006 earnings of approximately $1.0 million.

Net Income (Loss)

Net Income became positive during the year ended December 31, 2006 compared to a net loss during the year ended December 31, 2005. For the year we earned $3.9 million compared to a net loss of $5.8 million during 2005.

Earnings per Share

Basic Earnings per Share was $0.15 for the year ended December 31, 2006 compared to a loss of $0.22 per share for the year ended December 31, 2005. For the year ended December 31, 2006, basic average shares outstanding were 26,297,120 compared to 26,523,650 for the year ended December 31, 2005.

Diluted Earnings per Share was $0.15 for the year ended December 31, 2006 compared to a loss of $0.22 per share for the year ended December 31, 2005. For purposes of calculating earnings per share, for the year ended December 21, 2006, diluted average shares outstanding were 26,641,012 compared to 26,523,650 for the year ended December 31, 2005. For purposes of these calculations, diluted shares outstanding were the same as basic shares outstanding during 2005, due to the loss in 2005.

LIQUIDITY AND CAPITAL RESOURCES

General

In January 2008, we completed the purchase of substantially all the assets and certain liabilities of Concert Group Logistics, LLC. Total consideration given in the transaction included $9.0 million in cash and the issuance of $4.8 million shares of Express-1 Expedited Solutions, Inc. common stock. This acquisition was financed with proceeds from our new line of credit facility. Our liquidity position changed significantly upon the completion of this purchase transaction. Any analysis of our liquidity and capital resources should take into consideration the impact of this transaction upon our overall cash flows and financial position. For more information on this transaction, please refer to Item 1 and to Item 8, Footnote 13 elsewhere within this report.

The impact of weakness within the economy within the United States upon our financial performance should also be considered within an analysis of our liquidity and capital resources. Further discussion on the impact on the economy upon our operating results can be found in Item 1A. and Item 7, within this report.

Cash Flow

As of December 31, 2007, we had $3,781,000 of working capital with associated cash and cash equivalents of $800,000 compared with working capital of $2,248,000 and cash of $79,000 at December 31, 2006. This represents an increase of 68% or $1,533,000 in working capital during the period. The improvement in working capital can be attributed to our non-asset and asset light business models. Due to the low capital investment requirements within our operating segments, a large percentage of the cash flow generated from operations can be used to reduce debt and increase cash, thereby helping to improve working capital within the organization.

During the year ended December 31, 2007, we generated $4,043,000 in cash from operations compared to $3,637,000 for the prior year. Primary components of this increase were (i) an increase of approximately $646,000 in tax-adjusted net income (net income before tax, less the amount of cash paid for income taxes), (ii) an increase in receivables and related provisions for doubtful accounts, and (iii) a decrease in other assets, and in accrued expenses and other accruals.

Investing activities used approximately $2,293,000 during the year ended December 31, 2007 compared to our use of $2,516,000 on these activities during the prior year. Most of this cash was used to satisfy earn-out payments to the former owners of Express-1, Inc. and Dasher Express, Inc. during both years. These payments totaled $1,960,000 and $1,710,000, respectively during 2007 and 2006, respectively. In addition to these payments, we used $372,000 and $956,000, net of sales proceeds, on capital expenditure items, such as satellite communications equipment for our fleet, computer software and related computer hardware, during the 2007 and 2006 periods respectively. During 2007 and 2006, we received approximately $39,000 and $150,000 in proceeds from loans on former business units.

Financing activities used approximately $1,029,000 and $1,428,000 for the year ended December 31, 2007 and 2006 respectively. We reduced our outstanding debt balances by $1,319,000 and $1,428,000 for the 2007 and 2006, respectively. We also received $290,000 from the exercise of warrants during the 2007 period.

Line of Credit

To ensure that our Company has adequate near-term liquidity, we entered into a new credit facility with National City Bank in January, 2008. This $14.6 million facility provides for a receivables based line of credit of up to $11.0 million and a term debt component of $3.6 million. The Company may draw upon the receivables based line of credit the lesser of $11.0 million or 80% of eligible accounts receivables, less amounts outstanding under letters of credit. To fund the Concert Group Logistics, LLC purchase, the Company drew down $3.6 million on the term facility and $5.4 million on the receivables based line of credit. Substantially all the assets of our Company and wholly owned subsidiaries (Express-1, Inc., Express-1 Dedicated, Inc., Concert Group Logistics, Inc. and Bounce Logistics, Inc.) are pledged as collateral securing our performance under the line. The line bears interest based upon a spread above thirty-day LIBOR with an initial increment of 125 basis points above thirty-day LIBOR for the receivables line and 150 basis point above thirty-day LIBOR for the term portion. The term loan amortizes over a thirty-six month period and requires that monthly principal payments of $100,000 together with accrued interest be paid until retired. The weighted average initial rate of interest on the credit facility was approximately 5.5% and rates are adjusted quarterly. Available capacity under the line was approximately $4.0 million as of January 31, 2008. The credit facility carries an initial maturity date of June 30, 2009 and we anticipate renewing this facility prior to this time.

As of December 31, 2007, we had in place a line of credit facility originally entered in November 2005 with a Michigan banking corporation (the “Bank”). Under the loan documents, we could draw down under this line of credit the lesser of $6,000,000 or 80% of the eligible accounts receivable of Express-1 and Express-1 Dedicated, plus $912,000. The additional $912,000 was available based upon the granting of a security interest in our Buchanan, Michigan facilities. All advances under the agreement were subject to interest at the rate of the Bank’s prime plus an applicable margin ranging from negative 0.50% to positive 0.25% based upon the performance of our consolidated company in the preceding quarter. The maturity date of the loan was September 30, 2008 and the line contained various covenants pertaining to the maintenance of certain financial ratios. As of December 31, 2007, we had available borrowing capacity of approximately $4.9 million and an effective interest rate of 7.25% under the facility. We were in compliance with all terms and conditions of the Bank agreement, as of December 31, 2007. This former line of credit was retired simultaneously with the execution of the Company’s new credit facility in January 2008.

We believe that the new credit facility provides adequate capacity to fund our operations, when combined with our anticipated cash generated from operations for the foreseeable future. In the event our operating performance deteriorates, we might find it necessary to seek additional funding sources in the future.

We had outstanding standby letters of credit at December 31, 2007 of $411,000, related to insurance policies either continuing in force or recently canceled. Amounts outstanding for letters of credit reduce the amount available under our line of credit, dollar-for-dollar.

Options and Warrants

We may receive proceeds in the future from the exercise of warrants and options outstanding as of December 31, 2007, in accordance with the following schedule:

	Approximate
	Number of	Approximate
	Shares	Proceeds

Total Outstanding as of December 31, 2007:
Options granted within Stock Compensation Plan	3,066,000	$3,747,000
Options granted outside Stock Compensation Plan(1)	1,213,000	2,123,000
Warrants issued	7,490,000	11,410,000

	11,769,000	$17,280,000

(1)	Consists of options granted to sellers of Dasher Express, Inc. and Express-1, Inc. in conjunction with the purchase agreements for these two acquisitions.

The following table is provided to allow the users of the financial statements more insight into different groupings of warrants and options. The options and warrants reflected within this table are the same as those above with a different viewpoint. The table is designed to reflect maturity date groupings in rows and ranges of exercise prices in columns.

	< $1.00	$1.00-$1.25	$1.26-$1.50	$1.51-$1.75	$1.76-$2.00	Over $2.00	Total

Q1 2008		50,000					50,000
Q2 2008				1,213,000			1,213,000
Q3 2008		2,707,000	1,325,000				4,032,000
Q4 2008		8,000	1,248,000		10,000		1,266,000
Q1 2009		25,000	660,000				685,000
Q2 2009						1,793,000	1,793,000
Q3 2009			575,000				575,000
Q4 2009				30,000			30,000
Thereafter	575,000	1,085,000	465,000				2,125,000

Total	575,000	3,875,000	4,273,000	1,243,000	10,000	1,793,000	11,769,000

Contractual Obligations

The table below reflects all contractual obligations of our Company as of December 31, 2007. Included within this table is the final earn-out payment on the Dasher and Express-1 acquisitions. The amount was tied directly to the segment performance of Express-1 for the full year of 2007.

	Payments Due by Period
		Less than 1	1-3	3-5	More than 5
Contractual Obligations	Total	Year	Years	Years	Years

Long-term debt capital lease obligations	$84,000	$50,000	$34,000
Operating leases	61,000	54,000	7,000
Earn-out obligations	2,210,000	2,210,000
Real estate obligations(*)	680,000	252,000	409,000	$19,000

Total contractual cash obligations	$3,035,000	$2,566,000	$450,000	$19,000

(*)	In addition to real estate leases used in the Company’s current operations, included in this number is a real estate lease commitment for property located on Boggy Creek Road in Orlando, Florida, net of estimated sublease proceeds. For further information on this lease, see Item 2 Properties and Footnote 11 Commitments and Contingencies contained elsewhere in this report.

Acquisition of Concert Group Logistics

In January 2008, in conjunction with the purchase of the assets of Concert Group Logistics, LLC. The Company entered in a commitment to pay the former owners of that company up to $2.0 million in additional consideration, provided the Company’s newly formed subsidiary, Concert Group Logistics, Inc. meets certain performance targets during 2008 and 2009. This contingent payment will be included in subsequent tables disclosing our contractual obligations and should be considered in analysis thereof. The Concert transaction also contained a new operating lease for real property which will be reported in subsequent periods. For more information on the Concert Transaction, please refer to Footnote 13 elsewhere in this report.

We may have to secure additional sources of capital to fund some portion of the contingent consideration payment as it becomes due. This presents us with certain business risks relative to the availability and pricing of future fund raising, as well as the potential dilution to our stockholders if the fund raising involves the sale of equity.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement N. 109”, (“FIN 48”) effective for fiscal years beginning after December 15, 2006. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified in the balance sheet; and provides transition and interim-period guidance, among other provisions. Management has reviewed the provisions of FIN 48, analyzed the Company’s tax position in respect to the standards within FIN 48 and has concluded that no adjustments to the financial statements are necessary based upon the adoption of this standard.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157,” Fair Value Measurement”. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, this statement simplifies and codifies related guidance with generally accepted accounting principles. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. We are of the opinion that the adoption of this new pronouncement will not have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with certain exceptions, is irrevocable (unless a new election date occurs), and is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for the Company on January 1, 2008. We do not believe the adoption of SFAS 159 will have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”) which replaces SFAS 141, “Business Combinations”. SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable to the Company prospectively to business combinations for which the acquisition date is on or after January 1, 2009. SFAS 141R would have an impact on accounting for any business acquired after the effective date of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as a minority interest). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any noncontrolling interests as a separate component of shareholder’s equity. The Company would also be required to present any net income allocable to noncontrolling interests and net income allocable to the shareholders of the Company separately in its consolidated statement of operations. SFAS 160 is effective for the Company on January 1, 2009. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interest of any non-wholly owned business acquired in the future.

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

Interest Rate Risk

From time-to-time we have interest rate risk, as borrowings under our credit facility are based on variable market interest rates. As of December 31, 2007, we did not have any variable rate debt outstanding under our credit facility and consequently had only minimal interest rate risk as of that date.

We completed the acquisition of Concert Group Logistics in January 2008, and to finance this transaction borrowed $9.0 million on a new credit facility put in place to fund this purchase. The credit facility is subject to variable rates of interest and an adjustment of 1% in the interest rate on this facility would result in a corresponding change in our annual pretax earnings of approximately $90,000.

Intangible Asset Risk

We have a substantial amount of intangible assets including goodwill and are required to perform impairment tests whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position. Although at December 31, 2007, we believed our intangible assets were recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

Equity Price Risk

We do not own any equity investments other than in our subsidiaries. As a result, we do not currently have any operating equity price risk. We have used the stock of our Company in transactions involving the purchase of business units and assets, as well as in general fund raising activities. Fluctuations in the price of our own common stock, expose us to some risk in future transactions where our stock is used as a medium of exchange.

Commodity Price Risk

We do not enter into contracts for the purchase or sale of commodities. As a result, we do not currently have any operating commodity price risk. Commodity prices do impact our company in the form of prices for fuel used by our value providers and the resulting impact of commodities such as fuel on the overall economy within the United States.

ITEM 8.	FINANCIAL STATEMENTS

Consolidated Financial Statements
Express-1 Expedited Solutions, Inc.
Years Ended December 31, 2007, 2006 and 2005

Report of Independent Registered Public Accounting Firm

Board of Directors
Express-1 Expedited Solutions, Inc.
Tampa, Florida

We have audited the accompanying consolidated balance sheets of Express-1 Expedited Solutions, Inc. as of December 31, 2007, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2007, 2006 and 2005. These consolidated financial statements are the responsibility of the management of Express-1 Expedited Solutions, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Express-1 Expedited Solutions, Inc. as of December 31, 2007, 2006 and 2005 and the results of its operations and its cash flows for the years ended December 31, 2007, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/  Pender Newkirk & Company LLP
Pender Newkirk & Company LLP
Certified Public Accountants

Tampa, Florida
March 26, 2008

Express-1 Expedited Solutions, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$800,000	$79,000
Accounts receivable, net of allowances of $77,000 for 2007 and 2006	5,663,000	5,354,000
Prepaid expenses	492,000	265,000
Other current assets	149,000	181,000
Deferred tax asset, current	1,549,000	1,069,000

Total current assets	8,653,000	6,948,000
Property and equipment, net of $1,734,000 and $1,410,000 in accumulated depreciation, respectively	2,312,000	2,488,000
Goodwill	7,737,000	5,527,000
Identified intangible assets, net of $1,279,000 and $1,004,000 in accumulated amortization, respectively	3,950,000	4,225,000
Loans and advances	104,000	143,000
Deferred tax asset, long term	377,000	2,069,000
Other long term assets	591,000	209,000

	$23,724,000	$21,609,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$892,000	$1,034,000
Accrued salaries and wages	660,000	724,000
Accrued acquisition earnouts	2,210,000	1,960,000
Accrued expenses, other	861,000	740,000
Current maturities of long term debt	50,000	117,000
Other current liabilities	199,000	125,000

Total current liabilities	4,872,000	4,700,000

Line of credit	0	1,159,000
Notes payable and capital leases, net of current maturities	34,000	127,000
Other long-term liabilities	616,000	285,000

Total long-term liabilities	650,000	1,571,000

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares no shares issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 27,008,768 and 26,516,037 shares issued and 26,828,768 and 26,336,037 shares outstanding	27,000	27,000
Additional paid-in capital	21,152,000	20,459,000
Accumulated deficit	(2,870,000)	(5,041,000)
Treasury stock, at cost, 180,000 shares held	(107,000)	(107,000)

Total stockholders’ equity	18,202,000	15,338,000

	$23,724,000	$21,609,000

The accompanying notes are an integral part of the consolidated financial statements.

Express-1 Expedited Solutions, Inc.

Consolidated Statements of Operations

	Twelve Months Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Revenues
Operating revenue	$52,789,000	$42,191,000	$39,848,000
Expenses
Operating expenses	39,911,000	31,396,000	30,852,000

Gross margin	12,878,000	10,795,000	8,996,000
Sales, general and administrative expense	9,342,000	7,608,000	10,176,000
Restructuring, exit and consolidation expense	—	—	4,448,000
Other expense	—	206,000	—
Interest expense	65,000	205,000	187,000

Income (loss) before income tax provision	3,471,000	2,776,000	(5,815,000)
Income tax provision (benefit)	1,300,000	(1,128,000)	—

Net income (loss)	$2,171,000	$3,904,000	$(5,815,000)

Earnings per common share
Basic income (loss) per common share	0.08	0.15	(0.22)
Diluted income (loss) per common share	0.08	0.15	(0.22)
Weighted average common shares outstanding
Basic weighted average common shares outstanding	26,690,382	26,297,120	26,523,650
Diluted weighted average common shares outstanding	27,326,729	26,641,012	26,532,650

Included within the line item operating expenses is depreciation expense of $320,000 , $415,000 and $458,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Included within the line item sales, general and administrative expense is depreciation expense of $240,000 , $216,000 and $475,000 and amortization expense of $283,000 , $423,000 and $502,000 for the years ended December 31, 2007, 2006 and 2005 respectively.

The accompanying notes are an integral part of the consolidated financial statements.

Express-1 Expedited Solutions, Inc.

Consolidated Statements of Changes in Stockholders’ Equity
For the Three Years Ended December 31, 2007

					Additional	Accumulated
	Common Stock		Treasury Stock		Paid in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance, December 31, 2004	26,727,034	$27,000	—	$—	$20,405,000	$(3,130,000)	$17,302,000
Retirement of stock for payment of debt	(22,000)				(29,000)		(29,000)
Issuance of common stock for services					67,000		67,000
Issuance of ESOP shares	25,000				28,000		28,000
Retirement of stock from sale of business	(265,000)	(1,000)			(159,000)		(160,000)
Purchase of treasury stock			(180,000)	(107,000)			(107,000)
Net loss						(5,815,000)	(5,815,000)

Balance, December 31, 2005	26,465,034	26,000	(180,000)	(107,000)	20,312,000	(8,945,000)	11,286,000
Issuance of stock for exercise of warrants	1,003				1,000		1,000
Issuance of ESOP shares	50,000	1,000			36,000		37,000
Stock option expense					110,000		110,000
Net income						3,904,000	3,904,000

Balance, December 31, 2006	26,516,037	27,000	(180,000)	(107,000)	20,459,000	(5,041,000)	15,338,000
Issuance of stock for exercise of warrants	290,500				290,000		290,000
Issuance of common stock	22,231				—		—
Issuance of ESOP shares	180,000				225,000		225,000
Stock option expense					178,000		178,000
Net income						2,171,000	2,171,000

Balance, December 31, 2007	27,008,768	$27,000	(180,000)	$(107,000)	$21,152,000	$(2,870,000)	$18,202,000

The accompanying notes are an integral part of the consolidated financial statements.

Express-1 Expedited Solutions, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005

Operating activities
Net Income (loss) applicable to stockholders	$2,171,000	$3,904,000	$(5,815,000)
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Provision for allowance for doubtful accounts	188,000	157,000	(339,000)
Depreciation & amortization expense	843,000	1,054,000	1,435,000
Stock compensation expense	178,000	110,000	103,000
Issuance of equity to ESOP	224,000	—	—
Loss on retirement of note receivable	—	90,000	32,000
Loss (Gain) on disposal of equipment	(12,000)	66,000	12,000
Realized loss on market values of trading stock	—	—	88,000
Non-cash impairment of intangible assets	—	23,000	3,958,000
Changes in Assets and Liabilities
Account receivables and other trade receivables	(497,000)	(1,078,000)	3,118,000
Other current assets	(448,000)	(674,000)	(92,000)
Prepaid expenses and other current assets	(227,000)	62,000	653,000
Other assets	1,303,000	(479,000)	(62,000)
Accounts payable	(142,000)	110,000	(1,157,000)
Accrued expenses	121,000	(271,000)	(309,000)
Accrued salaries and wages	(64,000)	364,000	(247,000)
Other liabilities	405,000	199,000	(33,000)

	1,872,000	(267,000)	7,160,000

Cash provided by Operating Activities	4,043,000	3,637,000	1,345,000

Investing activities
Payment of acquisition earn-out	(1,960,000)	(1,710,000)	(1,602,000)
Payment for purchases of property and equipment	(473,000)	(961,000)	(270,000)
Proceeds from sale of assets	101,000	5,000	388,000
Proceeds from notes receivable	39,000	150,000	170,000

Cash Flows used in Investing Activities	(2,293,000)	(2,516,000)	(1,314,000)

Financing activities
Net proceeds (payments) on line of credit	(1,159,000)	(1,252,000)	581,000
Payments of debt	(160,000)	(176,000)	(813,000)
Purchase of treasury stock	—	—	(107,000)
Proceeds from issuance of equity, net	290,000	—	(160,000)

Cash Flows used in Financing Activities	(1,029,000)	(1,428,000)	(499,000)

Net increase (decrease) in cash and cash equivalents	721,000	(307,000)	(468,000)
Cash and cash equivalents, beginning of period	79,000	386,000	854,000

Cash and cash equivalents, end of period	$800,000	$79,000	$386,000

Supplemental disclosures of cash flow information and non-cash investing and financing activities:
Cash paid during the period for interest	$74,000	$205,000	$179,000
Cash paid during the period for income taxes	$49,000	$—	$—
Debt used to finance purchase of building	$—	$647,000	$681,000
Increase of goodwill due to accrual of acquisition earnout	$2,210,000	$1,960,000	$1,710,000

The accompanying notes are an integral part of the consolidated financial statements.

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements
Years ended December 31, 2007, 2006 and 2005

1.	Significant Accounting Principles

Basis of Presentation

For the years ended December 31, 2007, 2006 and 2005, Express-1 Expedited Solutions, Inc. (“the Company”) provided premium transportation and logistics services to thousands of customers primarily through two wholly owned subsidiaries, Express-1, Inc. and Express-1 Dedicated, Inc. Most of the services provided were completed through a fleet of exclusive use vehicles that were owned and operated by independent contract drivers. The use of non-owned resources to provide services minimizes the amount of capital investment required and is often described with the terms “non-asset” or “asset-light.” Among the services offered by the Company during the years ended December 31, 2007, 2006 and 2005 were expedited surface based transportation and dedicated expedite delivery. The Company’s services were offered throughout the United States and parts of Canada and Mexico.

Subsequent to December 31, 2007, the Company added to its subsidiaries, through the asset purchase of Concert Group Logistics, LLC. and the creation of Bounce Logistics, Inc. The purchase of Concert Group Logistics, LLC. was completed through a newly formed subsidiary, Concert Group Logistics, Inc. These two subsidiaries are engaged in premium transportation solutions through freight forwarding and premium freight brokerage solutions, respectively. Due to the timing of these transactions, the Concert Group Logistics, Inc. and Bounce Logistics, Inc. results of operations have not been consolidated within the financial statements and accompanying footnotes for the years ended December 31, 2007, 2006 and 2005 as presented herein. More detail on the Concert Group Logistics purchase is located in Footnote 13, within these notes to the financial statements.

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

Reclassifications

Certain prior year amounts shown in the accompanying consolidated financial statements have been reclassified to conform to the 2007 presentation. These reclassifications did not have any effect on total assets, total liabilities, total stockholders’ equity or net income.

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and, on occasion, short term investments. The Company considers all highly liquid instruments purchased with a remaining maturity of less than three months at the time of purchase as cash equivalents.

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, are cash and cash equivalents and account receivables.

The majority of cash is maintained with a financial institution located within in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and, therefore, bear minimal risk.

Concentration of credit risk with respect to trade receivables from any one customer is limited due to the Company’s large number of customers and wide range of industries and locations served. One of its customers, a domestic automotive manufacturer, accounted for approximately 17% of the Company’s revenues in fiscal 2007. The Company has a significant concentration of credit risk associated with its aggregate of customer account receivables originating from the domestic automotive industry. For the year ended December 31, 2007, the Company generated approximately 30% of its consolidated revenue from the Big Three U.S. automotive manufacturers. Our concentration risk is comprised not only of domestic automotive manufacturers (the U.S. Big Three), but also extends to major automotive industry suppliers. The Company services many other customers who support and derive their revenues from the automotive industry exclusive of the Big Three and their major suppliers.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of account receivables, customers payment history and the customer’s current ability to pay its obligation. Based on managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $77,000 is considered necessary as of December 31, 2007 and 2006. We do not accrue interest on past due receivables.

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

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

Goodwill

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires an annual impairment test for goodwill and intangible assets with indefinite lives. Under the provisions of SFAS No. 142, the first step of the impairment test requires that the Company determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. For the year ended December 31, 2005, the Company wrote-off approximately $922,000 of goodwill related to companies closed in conjunction with its restructuring activities. There was no impairment of goodwill associated with the Company’s remaining operations, for the years ended December 31, 2007 and 2006. In the future, the Company will perform the annual test during its fiscal third quarter unless events or circumstances indicate impairment of the goodwill may have occurred before that time.

Identified Intangible Assets

The Company follows the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. For the year ended December 31, 2005 there was an impairment of identified intangible assets of approximately $1,088,000, primarily related to the Company’s restructuring plan. For the year ended December 31, 2006 the Company impaired an additional $23,000 relating to a terminated employment contract. For the year ended December 31, 2007, there was no impairment of intangible assets.

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

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

Revenue Recognition

The Company recognizes revenue at the point in time it completes delivery of shipments it handles; with related costs of delivery being accrued as incurred and expensed within the same period in which the associated revenue is recognized. The Company uses the following supporting criteria to determine revenue has been earned and should be recognized: i) persuasive evidence that an arrangement exists, ii) services have been rendered, iii) the sales price is fixed and determinable and iv) collectability is reasonably assured.

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

Effective January 01, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB statement number 109.” The Company recognized no adjustments in its tax liability as a result of the adoption of FIN 48.

Stock Options

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

As a result of adopting SFAS 123R, compensation cost of $178,000 and $110,000 has been charged against income for the years ended December 31, 2007 and 2006. The associated income tax benefit recognized in the income statement related to this adoption was approximately $72,000 and $41,000 for the years ended December 31, 2007 and 2006. There was no impact on cash flows from operating or financing activities or basic or diluted earnings per share.

The Company has in place a stock option plan approved by the shareholders for 5,600,000 shares of its common stock. Through the plan, the Company offers shares to employees and assists in the recruitment of qualified employees and non-employee directors. Under the plan, the Company may also grant restricted stock

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

awards, subject to the satisfaction by the recipient of certain conditions and enumerated in the specific restricted stock grant.

Options generally become fully vested three to four years from the date of grant and expire five to ten years from grant date. The Company granted 485,475 and 300,000 options to purchase shares of its common stock pursuant to its stock option plan during the years ended December 31, 2007 and 2006. As of December 31, 2007, the Company had 2,533,525 shares available for future stock option grants under its existing plan.

The weighted-average fair value of each stock option recorded in expense for the years ended December 31, 2007 and 2006 were estimated on the date of grant using the Black-Scholes option pricing model and were amortized over the vesting period of the underlying options. The Company has used one grouping for the assumptions, as its option grants are primarily basic with similar characteristics. The expected term of options granted has been derived based upon the Company’s history of actual exercise behavior and represents the period of time that options granted are expected to be outstanding. Historical data was also used to estimate option exercises and employee terminations. Estimated volatility is based upon the Company’s historical market price at consistent points in a period equal to the expected life of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and the dividend yield is zero. The assumptions outlined in the table below were utilized in the calculations of compensation expense from option grants in the reporting periods reflected.

	Twelve Months Ended
	December 31,
	2007	2006

Risk-free interest rate	5%	4% - 5%
Expected life	6.0 years	5.0 - 10.0 years
Expected volatility	35%	18% - 35%
Expected dividend yield	none	none
Grant date fair value	$0.62	$0.22

As of December 31, 2007, the Company had approximately $257,000 of unrecognized compensation cost related to non-vested share-based compensation that is anticipated to be recognized over a weighted average period of approximately 1.0 year. Remaining estimated compensation expense related to existing share-based plans is $153,000, $89,000 and $15,000 for the years ending December 31, 2008, 2009 and 2010, respectively.

At December 31, 2007, the aggregate intrinsic value of warrants and options outstanding was $17,266,000 and the aggregate intrinsic value of options exercisable was $16,051,000. During the year ended December 31, 2007, warrants representing 290,500 shares were exercised and the Company received approximately and $290,500 in cash from these transactions. During the years ended December 31, 2007, 2006 and 2005, stock options with a fair value of $218,000, $121,000 and $297,000 vested, respectively.

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R, to stock-based employee compensation prior to January 1, 2006.

For the year ended December 31, 2005:

2005

Net loss applicable to common stockholders:
As reported	$(5,815,000)
Total stock-based employee compensation expense included in reported net income applicable to common stockholder, net of tax	—
Total stock-based employee compensation determined under fair value based method, net of related tax effects	(145,000)

Pro forma
Net (loss) income applicable to common stockholders	$(5,960,000)
(Loss) earnings per share
Basic — as reported	$(0.22)
Basic — pro forma	$(0.22)
Diluted (loss) earnings per share
Diluted — as reported	$(0.22)
Diluted — pro forma	$(0.22)
Weighted average fair value of options granted during the year	$0.22

Earnings per Share

Earnings per common share are computed in accordance with SFAS No. 128, “Earnings Per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. The table below identifies the weighted average number of shares outstanding and the associated earnings per share for the periods represented.

	For the Year Ended December 31,
	2007	2006	2005

Net income (loss)	$2,171,000	$3,904,000	$(5,815,000)
Basic shares outstanding	26,690,382	26,297,120	26,523,650

Basic earnings (loss) per share	$0.08	$0.15	$(0.22)

Basic shares outstanding	26,690,382	26,297,120	26,523,650
Dilutive options and warrants	636,347	343,892	—

Diluted shares outstanding	27,326,729	26,641,012	26,523,650

Diluted earnings (loss) per share (Note)	$0.08	$0.15	$(0.22)

Note: Common stock equivalents for the years ended December 31, 2005 were anti-dilutive due to the net losses sustained by the Company during this period. Therefore, the diluted weighted average common shares outstanding used for the purpose of weighted average share calculation in this period excludes approximately 12,762 shares for 2005.

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

In January 2008, the Company issued 4,800,000 shares of common stock and assumed certain liabilities in conjunction with the purchase substantially all assets of Concert Group Logistics, LLC. Had these shares been outstanding at the periods presented within this report, the number of shares used in the denominator of the earnings per share calculations would have changed by the number of shares issued in this transaction. Certain historical results of Concert Group Logistics will be included on a proforma basis in subsequent filings, and the actual results of the Company’s newly formed subsidiary, Concert Group Logistics, Inc. will be included on a prospective basis. For more information on the purchase transaction, please refer to Footnote 13, elsewhere in this report.

The Company has in place an Employee Stock Ownership Plan, which is described in more detail within Footnote 16 within this report. Shares issued to this plan are included in the denominator of the earnings per share calculation. Shares outstanding for this plan were 255,000, 165,000 and 75,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Recently Issued Financial Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement N. 109”, (“FIN 48”) effective for fiscal years beginning after December 15, 2006. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified in the balance sheet; and provides transition and interim-period guidance, among other provisions. The management of the Company made no adjustments to the financial statements upon adoption of this standard.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement”. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, this statement simplifies and codifies related guidance with generally accepted accounting principles. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The management of the Company is of the opinion that the adoption of this new pronouncement will not have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on items for which the fain value option has been elected are reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with certain exceptions, is irrevocable (unless a new election date occurs), and is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for the Company on January 1, 2008. The management of the Company does not believe the adoption of SFAS 159 will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”) which replaces SFAS 141, “Business Combinations”. SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable to the Company prospectively to business combinations for which the acquisition date is on or after January 1, 2009. SFAS 141R would have an impact on accounting for any business acquired after the effective date of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as a minority interest). SFAS 160

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any noncontrolling interests as a separate component of shareholder’s equity. The Company would also be required to present any net income allocable to noncontrolling interests and net income allocable to the shareholders of the Company separately in its consolidated statement of operations. SFAS 160 is effective for the Company on January 1, 2009. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interest of any non-wholly owned business acquired in the future.

2.	Subsequent Events

In January 2008, the Company completed the purchase of substantially all assets of Concert Group Logistics, LLC (Concert LLC) through a newly formed subsidiary, Concert Group Logistics, Inc. The acquisition allowed the Company to enter the premium transportation market for freight forwarding services. The Company paid total consideration that included $9.0 million in cash, 4.8 million shares of its Common Stock and assumed certain liabilities to complete the transaction. For a more complete analysis of this acquisition, please refer to Footnote 13.

In January 2008, in order to facilitate the purchase of Concert Group Logistics, LLC, the Company entered into a new line of credit facility consisting of a $11.0 million receivables based line of credit and a $3.6 million term note. Interest is payable monthly upon this facility, and principal payments of $100,000 per month are payable on the term facility, until retired. At the time of funding, the Company drew $3.6 million on the term note and $5.4 million on the receivables line of credit to complete the Concert transaction. A more complete discussion of this facility can be found in Footnote 10.

In January 2008, the Company formed a new subsidiary, Bounce Logistics, Inc. in order to enter the premium transportation market for high value brokerage services. Bounce Logistics began operations in March 2008.

On March 10, 2008, the Company satisfied its contingent earnout payment due of $2,210,000 to the former owners of Express-1, Inc and Dasher Express, Inc. The amount was previously accrued in the Company’s financial statements for the year ended December 31, 2007 and resulted in an increase in goodwill at that time. The Company satisfied this earnout with cash from its working capital and line of credit. This was the last remaining earnout related to the purchase of the Express-1 and Dasher Express businesses. The Company has one remaining contingent earnout payment related to the acquisition of Concert Group Logistics, LLC in January 2008. For more information on this earnout, please refer to Footnote 13.

3.	Restructuring

During 2005, the Company recorded $4.5 million of restructuring charges related to a reorganizational plan initiated in 2004. The Company accounted for its restructuring activities in accordance with generally accepted accounting principles and accordingly recognized impairment for assets and leases no longer used in its operations. The Company recorded impairments and subsequent write-offs for goodwill and intangibles as well as established reserves for account receivables that became doubtful in conjunction with the ceased operations. The Company also recorded severance expenses related to payments to employees for positions that were eliminated due to the restructuring. The Company recorded the following restructuring charges in 2005:

$2.0 million for the writeoff of goodwill,
$1.4 million for the impairment of assets,
$0.5 million for severance packages to various employees,
$0.3 million for the writeoff of uncollectible accounts receivable, and
$0.3 million for other charges associated with the restructuring efforts.

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

During the third quarter of 2005, the Company completed substantially all of its restructuring initiatives. Remaining after the completion of the Plan were its Express-1 expedite transportation operations headquartered in Buchanan, Michigan and its Express-1 Dedicated operation located in Evansville, Indiana.

4.	Accounts Receivable

	2007	2006

Accounts receivable	$5,740,000	$5,431,000
Less: Allowance for doubtful accounts	77,000	77,000

	$5,663,000	$5,354,000

The activity in the Company’s allowance for doubtful accounts during the year ended December 31, 2007 and 2006 is summarized below:

	2007	2006

Balance at beginning of year	$77,000	$732,000
Additions: Charged to cost and expense	188,000	157,000
Deductions and adjustments	(188,000)	(812,000)

Balance at end of year	$77,000	$77,000

5.	Property and Equipment

	Years Ending December 31,
	2007	2006

Buildings	$1,066,000	$1,066,000
Leasehold improvement	51,000	51,000
Office equipment	223,000	166,000
Trucks and trailers	1,644,000	1,782,000
Warehouse equipment	79,000	78,000
Computer equipment	670,000	497,000
Computer software	313,000	258,000

	4,046,000	3,898,000
Less: accumulated depreciation	(1,734,000)	(1,410,000)

Total property and equipment	$2,312,000	$2,488,000

Included within the caption “Trucks and trailers” are assets financed with capital lease obligations of approximately $225,000 as of December 31, 2007. Accumulated depreciation on these assets was $155,000 for 2007.

Depreciation expense of property and equipment totaled approximately $561,000, $631,000 and $933,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Our “Statement of Operations” included within our financial statements contained depreciation expense in a caption other than “Operating expenses” for the years ended December 31, 2007, 2006 and 2005. For those years depreciation expense of $320,000, $415,000 and $458,000, respectively, was included within the line item “Operating expenses,” while depreciation expense of $240,000, $216,000 and $475,000, respectively was included within the line “Sales, general and administrative expense.”

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

6.	Loans and Advances

In conjunction with its restructuring activities and the related disposal of its Temple operations, the Company entered into a loan with the buyer of this operation in July 2005. The loan calls for the borrower to remit to the Company payments spread equally over a sixty month period beginning in July 2006. Interest on this borrowing is accrued at the rate of 6% per annum.

As of December 31, 2007 and 2006, the Company had outstanding balances on this note receivable of $143,000 and $179,000, respectively, of which approximately $39,000 and $36,000 was classified as short term.

7.	Goodwill

The change in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 is as follows:

Balance at December 31, 2005	3,567,000
Contingent contractually earned payments	1,960,000

Balance at December 31, 2006	$5,527,000
Contingent contractually earned payments	2,210,000

Balance at December 31, 2007	7,737,000

As of December 31, 2007, the company had accrued $2,210,000 for its final contingent consideration payment related to the Express-1, Inc. and Dasher Express Inc. acquisitions. Payment was made in March of 2008 in accordance with the terms of the contracts and will be reflected as a use of cash in 2008. Exclusive of any future impairment of goodwill related to these acquisitions, there will be no impact on the Company’s earnings as a result of this payment.

In conjunction with the purchase of certain assets of Concert Group Logistics, LLC in January, 2008, the Company entered into a new contractual arrangement which will result in the creation of goodwill. In addition to the goodwill created at the time of the transaction, the contract also provides for contingent consideration of up to $2,000,000 be paid to the former owners of Concert Group Logistics, LLC in the event certain performance measures are achieved in 2008 and 2009. For further discussion on this transaction, see Footnote 13.

8.	Identified Intangible Assets

Intangible assets consist of the following:

	Year Ending December 31,
	2007	2006

Intangible not subject to amortization:
Trade name	$3,346,000	$3,346,000
Intangibles subject to amortization:
Employee contracts, net of accumulated amortization of $182,000 and $132,000 respectively	18,000	68,000
Non-compete agreements, net of accumulated amortization of $328,000 and $232,000, respectively	345,000	441,000
Customer relationships, net of accumulated amortization of $276,000 and $206,000, respectively	218,000	288,000
Other intangibles, net of accumulated amortization of $493,000 and $434,000, respectively	23,000	82,000

Total identifiable intangible assets	$3,950,000	$4,225,000

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following is a schedule by year of future expected amortization expense related to identifiable intangible assets as of December 31, 2007:

2008	200,000
2009	173,000
2010	160,000
2011	60,000
2012	4,000
Thereafter	7,000

Total future expected amortization expense	$604,000

The Company recorded amortization expense of approximately $282,000, $423,000 and $502,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

9.	Notes Payable and Capital Leases

The Company enters into notes payable and capital leases with various third parties from time to time to finance certain operational equipment, real property and other assets used in its business operations. Generally these loans and capital leases bear interest at market rates, and are collateralized with equipment and certain assets of the Company.

The table below outlines the Company’s notes payable and capital lease obligations as of December 31, 2007 and 2006.

			Year Ending December 31,
	Interest rates	Term (months)	2007	2006

Equipment loans	6% - 10%	24 - 36	$—	$9,000
Automobile loans	0%	48	—	8,000
Capital leases for equipment	18%	24 - 60	84,000	227,000

Total notes payable and capital leases			84,000	244,000
Less: current maturities of long-term debt			50,000	117,000

Non-current maturities of long term-debt			$34,000	$127,000

The Company recorded interest expense associated with capital leases of $11,000, $21,000 and $38,000 for the years ended December 31, 2007, 2006 and 2005, respectively. For these same years, the Company recorded gross payments for capital lease obligations of $154,000, $222,000 and $285,000, respectively.

The following is a schedule by year of future minimum principal payments required under the terms of the above notes payable and capital lease obligations as of December 31, 2007:

2008	$50,000
2009	34,000

Total future principal payments	$84,000

The Company estimates it will incur interest expense associated with capital leases included within the total minimum principal schedule above amounting to approximately $9,000 and $6,000 for the next two years (2008 and 2009, respectively). These interest payments will increase the minimum amounts paid for each of these years.

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

In January 2008, the Company entered into a new term loan agreement in conjunction with the purchase of Concert Group Logistics, LLC. Please refer to Footnote 13 for more discussion on this event and the amounts due and payable associated with this new term loan.

10.	Revolving Credit Facilities

The Company entered into a new credit facility with National City Bank in January, 2008. This facility provides for a receivables based line of credit of up to $11.0 million and a term note of $3.6 million. The Company may draw upon the receivables based line of credit the lessor of $11.0 million or 80% of eligible accounts receivables, less amounts outstanding under letters of credit. To fund the purchase of Concert Group Logistics, LLC, the Company drew down $3.6 million on the term facility and $5.4 million on the receivables based line of credit. Substantially all the assets of the Company and its wholly owned subsidiaries (Express-1, Inc., Express-1 Dedicated, Inc., Concert Group Logistics, Inc. and Bounce Logistics, Inc.) are pledged as collateral securing performance under the terms of the commitment. The line bears interest based upon a spread above thirty-day LIBOR with an initial increment of 125 basis points above thirty-day LIBOR for the receivables line and 150 basis point above thirty-day LIBOR for the term note. Amortizing over a thirty-six month period, the term note requires monthly principal payments of $100,000 together with accrued interest be paid until retired. The weighted average initial rate of interest on the credit facility was approximately 5.5% and rates are adjusted quarterly. Available capacity under the line was approximately $4.0 million as of January 31, 2008. The credit facility carries an initial maturity date of June 30, 2009.

As of December 31, 2007, the Company had in place a line of credit facility originally entered in November 2005 with a Michigan banking corporation (the “Bank”). Under the loan documents, the Company could draw down under this line of credit the lesser of $6,000,000 or 80% of the eligible accounts receivable of Express-1 and Express-1 Dedicated, plus $912,000. The additional $912,000 was available based upon the granting of a security interest in the Company’s Buchanan, Michigan real property. All advances under the agreement were subject to interest at the rate of the Bank’s prime plus an applicable margin ranging from negative 0.50% to positive 0.25% based upon the performance of our consolidated company in the preceding quarter. The maturity date of the loan was September 30, 2008 and the line contained various covenants pertaining to the maintenance of certain financial ratios. As of December 31, 2007, the Company had available borrowing capacity of approximately $4.9 million with an effective interest rate of 7.25% on this facility. The Company was in compliance with all terms and conditions of the Bank agreement, as of December 31, 2007. This former line of credit was retired simultaneously with the execution of the Company’s new credit facility in January 2008.

The Company had outstanding standby letters of credit at December 31, 2007 of $411,000, related to insurance policies either continuing in force or recently canceled. Amounts outstanding for letters of credit reduce the amount available under the Company’s line of credit facilities, dollar-for-dollar.

11.	Commitments and Contingencies

Lease Commitments

The following is a schedule by year of future minimum payments required under operating leases for various transportation and office equipment that have an initial or remaining non-cancelable lease term in excess of one year as of December 31, 2007. The leases have been further classified into categories depending upon whether the lease relates to a location currently used within the Company’s operations or relates to a closed location. The future minimum lease payments for all closed locations have been recorded as a liability on the Company’s balance sheet as of December 31, 2007.

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Current	Closed
	Operations	Locations

For the Year Ended December 31,
2008	$178,000	$63,000
2009	132,000	14,000
2010	126,000	0
2011	126,000	0
2012	19,000	0

Total	$581,000	$77,000

Rent expense amounted to approximately $301,000, $360,000 and $474,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Contingent Commitment

The Company has entered into an agreement with a third-party transportation equipment leasing company which results in a contingent liability. The Company has accounted for this contingency based upon the guidelines contained within FIN Number 45 and in SFAS Number 5. Accordingly the Company has estimated the maximum amount of the contingent liability to be $51,000 and $25,000 as of December 31, 2007 and 2006, and has recorded this amount as a reserve within its balance sheet and as an expense within its statement of earnings. The Company periodically evaluates the contingency amount and adjusts the liability based upon the results of those periodic evaluations. Based upon its analysis, the Company estimates that the range in liability that could be recognized is between $25,000 and $51,000, as of December 31, 2007.

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

12.	Equity

Convertible Preferred Stock

The authorized preferred stock of the Company consists of 10,000,000 shares at $.001 par value, of which no shares were issued and outstanding as of December 31, 2007, 2006 and 2005. The authorized preferred stock is comprised of three classes: Series A Redeemable, Series B Convertible and Series C Redeemable, each of with differing terms, rates of interest and conversion rights.

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

The Company’s practice is to issue new shares of its common stock upon the exercise of warrants and options. Accordingly, the Company issued 290,500 shares of its common stock during the year ended December 31, 2007 upon the exercise of common stock warrants. In addition to the shares issued in connection with the exercise of common stock purchase warrants during the year ended December 31, 2007, the Company also issued 22,260 share of its common stock to holders of stock purchase units originally issued in conjunction with a private placement transaction during 2003.

The following summarizes the Company’s stock option and warrant activity and related information:

		Range of Exercise	Weighted Average
	Shares	Prices	Exercise Price

Outstanding at December 31, 2004	13,103,450	$1.00 - 2.50	$1.57
Warrants issued
Warrants exercised/cancelled
Options granted	860,000	0.57 - 1.25	0.93
Options expired/cancelled	(836,500)	1.10 - 2.75	1.75

Outstanding at December 31, 2005	13,126,950	0.57 - 2.75	1.52
Warrants issued
Warrants exercised/cancelled
Options granted	852,502	0.74 - 1.29	0.94
Options expired/cancelled	(825,714)	1.15 - 1.75	1.58

Outstanding at December 31, 2006	13,153,738	0.57 - 2.75	1.49
Warrants issued	10,173	1.25	1.25
Warrants exercised/cancelled	(310,500)	1.00 - 1.35	1.02
Options granted	485,475	1.11 - 1.48	1.41
Options expired/cancelled	(1,570,000)	1.75	1.75

Outstanding at December 31, 2007	11,768,886	$0.57 - 2.75	$1.47

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes information about options and warrants outstanding and exercisable as of December 31, 2007:

	Outstanding Warrants and Options			Exercisable Warrants and Options
		Weighted		Weighted
		Average	Weighted	Average		Weighted
	Number	Remaining	Average	Remaining	Number	Average
	Outstanding	Life	Price	Life	Exercisable	Price

Range of Exercise
$0.57 - $2.75	3,066,475	5.7	$1.22	5.4	2,166,175	$1.18
$1.75	1,212,857	0.5	1.75	0.5	1,212,857	1.75
$1.00 - $2.20	7,489,554	1.0	1.52	1.0	7,479,381	1.52

$0.57 - $2.75	11,768,886	2.2	$1.47	1.8	10,858,413	$1.48

Equity Funding

In 2007, the Company issued a total of 22,231 shares of common stock and concurrently issued warrants to purchase a total of 10,173 shares of common stock at an exercise price of $1.25. The foregoing shares of common stock and warrants were issued upon the exercise, by a number of individuals, of options to purchase units consisting of shares of the Company’s common stock and warrants.

During 2007, the Company issued a total of 290,500 shares of common stock upon the exercise by one of its equity holders of warrants originally issued in a private placement in 2003. The Company received a total of $290,500 in consideration for these exercises.

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

13.	Acquisitions

On January 31, 2008, the Company completed the purchase of substantially all assets and certain liabilities of Downers Grove, Illinois based Concert Group Logistics, LLC. (“Concert LLC”). The transaction had an effective date of January 1, 2008 and the Company completed the purchase through a newly formed wholly owned subsidiary Concert Group Logistics, Inc.

At closing the Company paid the former owners of Concert LLC total consideration that includes $9.0 million in cash and 4.8 million shares of the Company’s common stock. The Company received $3.2 million of assets consisting of cash, receivables, office equipment and other current assets, net of liabilities acquired in the transaction. The transaction was financed through the Company’s new line of credit and cash available from working capital.

The transaction provides for additional consideration of up to $2.0 million to be paid at the end of 2008, provided certain performance criteria are met within the Company’s new subsidiary. In the event the full $2.0 million is not earned in 2008, the balance of additional consideration will be payable at the end of 2009, provided the new subsidiary meets certain cumulative performance provisions for the years of 2008 and 2009.

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

The acquisition was accounted for as a purchase and the results of operations of the acquired businesses will be included in the consolidated financial statements from the effective date of the acquisition. The Company is in the process of allocating the cost of the acquisition to the assets acquired and the liabilities assumed based upon estimated fair values. The Company anticipates this valuation to be completed within the second quarter of 2008, pending the receipt of an independent valuation being completed for the benefit of the Company’s analysis on the purchased assets.

The following unaudited proforma consolidated information presents the results of operations of the Company for the years ended December 31, 2007, 2006 and 2005 as if the acquisition of Concert Group Logistics, LLC had taken place at the beginning of each period presented. Proforma results presented within the table, do not include adjustments for amortization and depreciation of intangibles and fixed assets as a result of the Concert purchase.

	Proforma Consolidated Results (Unaudited)
	2007	2006	2005

Revenues	$100,082,000	$78,919,000	$68,188,000
Income (loss) before income tax	4,889,000	3,989,000	(4,400,000)
Net income (loss)	3,036,000	5,117,000	(4,400,000)
Basic income (loss) per share	$0.10	$0.16	$(0.14)
Diluted income (loss) per share	0.09	0.16	(0.14)

14.	Income Taxes

The provision for income taxes is as follows:

	Year Ended December 31,
	2007	2006	2005

Current
Federal	$80,000	$5,000	$—
State	8,000	1,000	—

	88,000	6,000	—

Deferred
Federal	1,047,000	(1,025,000)	—
State	165,000	(109,000)	—

	1,212,000	(1,134,000)	—

Total provision	$1,300,000	$(1,128,000)	$—

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	Year Ending December 31,
	2007	2006	2005

Provision For Income Tax
Income tax provision at statutory rate	$1,129,000	$970,000	$(1,977,000)
Increase (decrease in income tax due to:
State tax provision	181,000	104,000	(210,000)
Change in valuation allowance	—	(2,073,000)	2,073,000
All other non-deductibles items	(10,000)	(129,000)	114,000

Total provision for income tax	$1,300,000	$(1,128,000)	$—

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

The tax effects of temporary differences that give rise to significant portions of the current and non-current deferred tax asset at December 31, 2007 and 2006 are as follows:

	Year Ending December 31,
	2007	2006

Current deferred tax items
Allowance for doubtful accounts	$30,000	$29,000
Prepaid expenses	(194,000)	(92,000)
Adverse lease accrual	23,000	6,000
Accrued deferred comp	5,000	109,000
Charitable contributions	—	17,000
Lease accrual	20,000	—
Accrued expenses	165,000	—
Net operating loss	1,500,000	1,000,000

Total current deferred tax asset	$1,549,000	$1,069,000

Non-current deferred tax items
Property plant and equipment	$(95,000)	$(90,000)
Set-up costs	—	(3,000)
Amortization expense	(294,000)	(30,000)
Adverse lease accrual	19,000	10,000
Stock option expense	112,000	41,000
AMT credit	20,000	37,000
Net operating loss	615,000	2,104,000

Total non-current deferred tax asset	$377,000	$2,069,000

Total deferred asset	$1,926,000	$3,138,000

As of December 31, 2007, the Company had both federal and state net operating loss carry forwards. The federal loss carry forward totaled approximately $5,400,000 and begins expiring in 2021.

15.	Related Party Transactions

The Company’s Chief Executive Officer is a member of the former ownership group of Express-1, Inc. During the years ended December 31, 2007, 2006 and 2005, the Company recorded $2,000,000, $1,750,000 and $1,500,000 as additional acquisition consideration for subsequent payment to this group. The Company’s CEO received approximately 41% of these distributions. The transaction was treated as an increase in goodwill within the Company’s financial statements during the period it was determined to have been earned and thereby due and payable. Other family members of the Company’s Chief Executive Officer are also members of the former ownership group of Express-1, Inc. and received a portion of this distribution.

The Company’s Board of Directors determined that each of these payments to the former owners of Express-1, Inc. should be paid in cash at the due date of each payment. Items considered in making this determination included the total number of shares outstanding, the Company’s stock price versus what the Board believed to be the intrinsic value of the Company, the cash position and operating projections and a number of other factors.

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

16.	Employee Benefit Plans

The Company has a defined contribution 401(k) salary reduction plan intended to qualify under section 401(a) of the Internal Revenue Code of 1986 (“Salary Savings Plan”). The Salary Savings Plan allows eligible employees, as defined in the plan document, to defer up to fifteen percent of their eligible compensation, with the Company contributing an amount determined at the discretion of the Company’s Board of Directors. The Company contributed approximately $81,000, $32,000 and $27,000 to the Salary Savings Plan for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company also maintains a Non-qualified Deferred Compensation Plan for certain employees. This plan allows participants to defer a portion of their salary on a pretax basis and accumulate tax-deferred earnings plus interest. The Company provides a matching contribution of 25 percent of the employee contribution, subject to a maximum Company contribution of $2,500 per employee. These deferrals are in addition to those allowed in the Company’s 401(k) plans. The Company’s matching contribution expense for such plans was approximately $0, $1,000 and $5,000 for the years ended December 31, 2007, 2006 and 2005. In addition, the Company contributed $83,000 and $120,000 for the years ended December 31, 2007 and 2006 to the plan to fulfill contractual obligations related to the acquisition of Express-1 to the former executives of Express-1, all of which were employed within the Company at December 31, 2007.

The Company has in place an Employee Stock Ownership Plan (“ESOP”) for all employees. The plan only allows employer contributions, which is at the sole discretion of the board of directors. To be eligible to receive contributions the employee must complete one year of full time service and be employed on the last day of the year. Contributions to the plan vest over a five-year period.

	ESOP Shares	Stock		Expense
	Awarded	Valuation	Issuance Date	Recognized

Outstanding prior to 2005	25,000	$1.20	3/31/2005	$30,000
2005	50,000	0.74	10/06/2006	37,000
2006	90,000	1.38	04/10/2007	124,000
2007	90,000	1.12	12/11/2007	101,000

Total	255,000			$292,000

In addition to stock contributions in the ESOP Plan, the Company has on occasion contributed cash to provide for general plan expenses. The company contributed cash of $1,000 and $10,000 to the plan in the years ended December 31, 2007 and 2006. No cash was contributed to the plan in 2005.

17.	Employment Agreements

The Company has in place with certain of its executives employment agreements calling for base compensation payments totaling $190,000 for the year ending December 31, 2008. These agreement expire on various dates within the period and also provide for performance based bonus and stock awards, provided the Company’s performance meets certain clearly defined performance objectives. These agreements in the process of being extended at the time of this report and such extension will subject the Company to additional payments based upon the terms agreed to by the parties. Employment contracts for the Company’s executive officers typically vary in length and provide for continuity of employment pending termination “for cause” for the covered officer.

In addition to the employment contracts in place for its executive officers, in January 2008, the Company established employment agreements with certain key executives of Concert Group Logistics, Inc. and Bounce Logistics, Inc. These employment agreements provide for the Company to continue compensation payments totaling $433,000, $310,000 and $310,000 for the years ended December 31, 2008, 2009 and 2010, respectively. In addition to this minimum base compensation, these contracts also provide for performance based bonus awards and stock option grants, provided certain clearly defined performance objectives are achieved.

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

18.	Quarterly Financial Data

Express-1 Expedited Solutions, Inc.

Quarterly Financial Data (Unaudited)

	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

Operating Revenues	$11,493,000	$13,842,000	$13,359,000	$14,095,000
Direct Expenses	8,473,000	10,328,000	10,310,000	10,800,000

Gross Margin	3,020,000	3,514,000	3,049,000	3,295,000
Sales General and Admin	2,250,000	2,242,000	2,271,000	2,579,000
Other Expense	7,000	27,000	(33,000)	(1,000)
Interest Expense	24,000	34,000	13,000	(6,000)

Income before Income Taxes	739,000	1,211,000	798,000	723,000
Income Tax Provision	278,000	457,000	299,000	266,000

Net Income	$461,000	$754,000	$499,000	$457,000

Basic income per common share(*)	$0.02	$0.03	$0.02	$0.02
Diluted income per common share(*)	$0.02	$0.03	$0.02	$0.02

	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006

Operating Revenues	$9,555,000	$11,120,000	$10,851,000	$10,665,000
Direct Expenses	7,129,000	8,257,000	8,005,000	8,005,000

Gross Margin	2,426,000	2,863,000	2,846,000	2,660,000
Sales General and Admin	1,721,000	1,923,000	1,861,000	2,103,000
Other Expense	103,000	29,000	26,000	48,000
Interest Expense	45,000	63,000	54,000	43,000

Income before Income Taxes	557,000	848,000	905,000	466,000
Income Tax Benefit	—	—	—	(1,128,000)

Net Income	$557,000	$848,000	$905,000	$1,594,000

Basic income per common share(*)	$0.02	$0.03	$0.03	$0.06
Diluted income per common share(*)	$0.02	$0.03	$0.03	$0.06

*	The sum of Quarterly Financial Data presented for earnings per share differs from full-year results, due to rounding.

19.	Operating Segments

The Company has four reportable segments based on the types of services it provides, to its customers: Express-1 Dedicated, which provides dedicated expedite services, Express-1, which provides expedited transportation services throughout the continental United States, parts of Canada and Mexico, Concert Group Logistics, which provides domestic and international freight forwarding services through a network of independently owned stations, and Bounce Logistics which provides freight brokerage services targeted at shipments needing a greater

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

degree of customer service. For the years ended December 31, 2007, 2006 and 2005, the Company’s operating segments consisted of Express-1 and Express-1 Dedicated. Concert Group Logistics and Bounce Logistics became part of the Company’s operation in January 2008 and will be reflected within the statements and operating results on a prospective basis.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Substantially all intersegment sales prices are market based. The Company evaluates performance based on operating income of the respective business units.

The schedule below identifies select financial data for each of the business segments.

Express-1 Expedited Solutions, Inc
Segment Data

		Express-1
Year Ended December 31, 2007	Express-1	Dedicated	Corporate and Other	Consolidated

Revenues	$47,713,000	$5,076,000	$0	$52,789,000
Operating income (loss)	4,525,000	591,000	(1,645,000)	3,471,000
Depreciation and amortization	715,000	128,000	—	843,000
Interest expense	—	—	65,000	65,000
Tax provision (benefit)	—	—	1,300,000	1,300,000
Goodwill	7,737,000	—	—	7,737,000
Total assets	20,052,000	847,000	2,825,000	23,724,000
Year Ended December 31, 2006
Revenues	$37,327,000	$4,864,000	$0	$42,191,000
Operating income (loss)	3,891,000	230,000	(1,345,000)	2,776,000
Depreciation and amortization	801,000	253,000	—	1,054,000
Interest expense	—	—	205,000	205,000
Tax provision (benefit)	—	—	(1,128,000)	(1,128,000)
Goodwill	5,527,000	—	—	5,527,000
Total assets	17,889,000	582,000	3,138,000	21,609,000
Year Ended December 31, 2005
Revenues	$30,667,000	$4,465,000	$4,716,000	$39,848,000
Operating income (loss)	2,051,000	(143,000)	(7,723,000)	(5,815,000)
Depreciation and amortization	792,000	358,000	285,000	1,435,000
Interest expense	—	—	187,000	187,000
Tax provision (benefit)	—	—	—	0
Restructuring expenses	—	—	4,448,000	4,448,000
Goodwill	3,567,000	—	—	3,567,000
Total assets	$15,854,000	$596,000	$2,004,000	$18,454,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings as of December 31, 2007.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal accounting and financial officer) as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal accounting and financial officer), and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway

Commission (COSO). Based on management’s assessment, we believe that, as of December 31, 2007, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.

Changes in Internal Controls.

During the quarter ended December 31, 2007, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of the Company’s Independent Registered Public Accounting Firm

This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

Not Applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information under the captions “Election of Directors” and “Executive Officers” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2008 Annual Meeting of Stockholders to be held on June 11, 2008 (the “Proxy Statement”).

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This information is contained in the section titled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

The Company has a separately designated standing Audit Committee established in accordance with Section 3(a) (58) (A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Jennifer H. Dorris (Chairperson), John Affleck-Graves, and Jay Taylor. All of such members qualify as an “independent director” under applicable Amex Stock Market standards and meet the standards established by The AMEX Stock Market for serving on an audit committee. The Company’s Board of Directors has determined that Ms. Dorris qualifies as an “audit committee financial expert” under the definition outlined by the Securities and Exchange Commission.

The Company has adopted a Code of Business Conduct and Ethics for all of its directors, officers and employees. The Company’s Code of Business Conduct and Ethics is available on the Company’s website at www.express-1.com. To date, there have been no waivers under the Company’s Code of Business Conduct and Ethics. The Company will disclose future amendments to certain provisions of its Code of Business Conduct and Ethics and will post any waivers, if and when granted, under its Code of Business Conduct and Ethics on the Company’s website at www.express-1.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information under the captions “Compensation of Directors,” “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” contained in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Equity Compensation Plans

The following table sets forth information, as of December 31, 2007, with respect to the Company’s stock option plan under which common stock is authorized for issuance, as well as other compensatory options granted outside of the Company’s stock option plan.

	(a)		(c)
	Number of		Number of Securities
	Securities to	(b)	Remaining Available
	be Issued	Weighted-Average	for Future Issuance
	Upon Exercise	Exercise Price of	Under Equity
	of Outstanding	Outstanding	Compensation Plan
	Options, Warrants	Options, Warrants	(Excluding Securities
Plan Category	and Rights	and Rights	Reflected in Column (a))

Equity compensation plans not approved by shareholders	1,213,000	$1.75	—
Equity compensation plans approved by security holders	3,066,000	$1.22	2,534,000

	4,279,000	$1.37	2,534,000

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The Financial Statements required by this Item are included at the end of this report beginning on Page F-1 as follows:

(b) Exhibits

The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below:

3.1	Amended and Restated Certificate of Incorporation of Segmentz, Inc., dated May 17, 2005.
3.2	Certificate of Amendment to the Certificate of Incorporation of Segmentz, Inc., dated May 31, 2006, filed as Exhibit 3 to Form 8-K on June 7, 2006, and incorporated herein by reference.
3.3	Certificate of Amendment to the Certificate of Incorporation of Express-1 Expedited Solutions, Inc., dated June 20, 2007, filed as Exhibit 3.1 to Form 10-Q on August 14, 2007, and incorporated herein by reference.
3.4	Amended and Restated Bylaws of Express-1 Expedited Solutions, Inc., dated June 20, 2007, filed as Exhibit 3.2 to Form 10-Q on August 14, 2007, and incorporated herein by reference.
3.5	2nd Amended and Restated Bylaws of Express-1 Expedited Solutions, Inc., dated August 30, 2007, filed as Exhibit 3.2 to Form 8-K/A on September 14, 2007, and incorporated herein by reference.
10.1	Amendment #1 to Executive Employment Agreement between Express-1 Expedited Solutions, Inc. and Mark Patterson, dated September 2007 (Exhibit 10.1 to 10-Q filed 11/13/07)
14	Code of Ethics, filed as Exhibit 14 to Form 10-QSB on March 13, 2005, and incorporated herein by reference.
21	Subsidiaries of the Registrant.
23	Consent of Auditors, Pender Newkirk & Company LLP
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)
32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Buchanan, Michigan, on March 27, 2008.

EXPRESS-1 EXPEDITED SOLUTIONS, INC.

By:	/s/ Michael R. Welch
Michael R. Welch
(Chief Executive Officer, President and Director)

By:	/s/ Mark K. Patterson
Mark K. Patterson
(Chief Financial Officer and Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated:

Signature	Title	Date

/s/ Jim Martell Jim Martell	Chairman of the Board of Directors	March 27, 2008

/s/ Michael R. Welch Michael R. Welch	Chief Executive Officer, President and Director	March 27, 2008

/s/ Mark K. Patterson Mark K. Patterson	Chief Financial Officer and Director	March 27, 2008

/s/ Jennifer Dorris Jennifer Dorris	Director and Chairperson of Audit Committee	March 27, 2008

/s/ Jay Taylor Jay Taylor	Director	March 27, 2008

/s/ John Affleck-Graves John Affleck-Graves	Director	March 27, 2008

/s/ Calvin (Pete) Whitehead Pete Whitehead	Director	March 27, 2008

/s/ Dan Para Dan Para	Director	March 27, 2008