Form 10-Q
period 2008-03-31
EXPRESS-1 EXPEDITED SOLUTIONS INC
filed 2008-05-15
CIK 1166003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from           to
Commission file number 001-32172
Express-1 Expedited Solutions, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	03-0450326
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
3399 South Lakeshore Drive, Suite 225
Saint Joseph, MI 49085
(Address of Principal Executive Offices)(Zip Code)
(269) 429-9761
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
Large accelerated filer ☐            Accelerated filer ☐                      Non-accelerated filer ☐                      Smaller reporting company ☑
                          (Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The Registrant has 31,709,336 shares of its common stock outstanding as of April 21, 2008.

Express-1 Expedited Solutions, Inc.
Form 10-Q
Three Months Ended March 31, 2008 and 2007
(Unaudited)

Part I — Financial Information
Item 1 — Financial Statements
Express-1 Expedited Solutions, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,215,000	$800,000
Accounts receivable, net of allowances of $145,000 and $77,000, respectively	12,316,000	5,663,000
Prepaid expenses	482,000	492,000
Other current assets	595,000	149,000
Deferred tax asset, current	1,372,000	1,549,000

Total current assets	15,980,000	8,653,000

Property and equipment, net of $1,891,000 and $1,734,000 in accumulated depreciation, respectively	2,885,000	2,312,000

Goodwill	16,040,000	7,737,000
Identified intangible assets, net of $1,332,000 and $1,279,000 in accumulated amortization, respectively	6,900,000	3,950,000
Loans and advances	94,000	104,000
Deferred tax asset, long term	134,000	377,000
Other long term assets	1,263,000	591,000

	$43,296,000	$23,724,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,271,000	$892,000
Accrued salaries and wages	419,000	660,000
Accrued acquisition earnouts	—	2,210,000
Accrued expenses, other	1,583,000	861,000
Current maturities of long term debt	1,250,000	50,000
Other current liabilities	1,008,000	199,000

Total current liabilities	9,531,000	4,872,000

Line of credit	7,223,000	—
Notes payable and capital leases, net of current maturities	2,222,000	34,000
Other long-term liabilities	571,000	616,000

Total long-term liabilities	10,016,000	650,000

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares no shares issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 31,889,336 and 27,008,786 shares issued and 31,709,336 and 26,828,768 shares outstanding	32,000	27,000
Additional paid-in capital	26,051,000	21,152,000
Accumulated deficit	(2,227,000)	(2,870,000)
Treasury stock, at cost, 180,000 shares held	(107,000)	(107,000)

Total stockholders’ equity	23,749,000	18,202,000

	$43,296,000	$23,724,000

The accompanying notes are an integral part of the consolidated financial statements.

Express-1 Expedited Solutions, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2008	2007
Revenues
Operating revenue	$25,006,000	$11,493,000

Expenses
Operating expenses	20,580,000	8,473,000

Gross margin	4,426,000	3,020,000

Sales, general and administrative expense	3,280,000	2,250,000
Other expense	3,000	7,000
Interest expense	80,000	24,000

Income before income tax provision	1,063,000	739,000

Income tax provision	420,000	278,000

Net income	$643,000	$461,000

Earnings per common share
Basic income per common share	0.02	0.02
Diluted income per common share	0.02	0.02

Weighted average common shares outstanding
Basic weighted average common shares outstanding	29,717,539	26,436,965
Diluted weighted average common shares outstanding	30,068,442	27,237,036
The accompanying notes are an integral part of the consolidated financial statements.

Express-1 Expedited Solutions, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating activities
Net Income applicable to shareholders	$643,000	$461,000
Adjustments to reconcile net income to net cash from operating activities
Provisions for allowance for doubtful accounts	(55,000)	149,000
Depreciation & amortization expense	242,000	231,000
Stock compensation expense	45,000	38,000
Loss on disposal of equipment	3,000	2,000
Changes in assets and liabilities, net of effects of acquisition:
Account receivable	(356,000)	32,000
Other current assets	(93,000)	(32,000)
Prepaid expenses and other current assets	101,000	58,000
Other long-term assets	369,000	121,000
Accounts payable	(1,058,000)	(28,000)
Accrued expenses	722,000	411,000
Accrued salary and wages	(339,000)	(335,000)
Other liabilities	606,000	144,000

	187,000	791,000

Cash provided by operating activities	830,000	1,252,000

Investing activities
Acquisition of businesses, net of cash acquired	(8,489,000)	—
Payment of acquisition earn-out	(2,210,000)	(1,960,000)
Payment for purchases of property and equipment	(340,000)	(112,000)
Proceeds from sale of assets	2,000	11,000
Proceeds notes receivable	—	9,000

Cash Flows used by investing activities	(11,037,000)	(2,052,000)

Financing Activities
Credit line, net activity	7,223,000	1,370,000
Proceeds from debt for acquisition	3,600,000
Payments of debt	(212,000)	(33,000)
Proceeds from issuance of equity, net	11,000	200,000

Cash Flows used by Financing Activities	10,622,000	1,537,000

Net increase in cash and cash equivalents	415,000	737,000
Cash and cash equivalents, beginning of period	800,000	79,000

Cash and cash equivalents, end of period of period	$1,215,000	$816,000

Supplemental disclosure of noncash activities:
Cash paid during the period for interest	$44,489	$21,000
Cash paid during the period for income taxes	27,502	—

Acquisition of assets and liabilities of Concert Group Logistics:
Cash	$671,000
Accounts receivable purchased	5,856,000
Prepaid expenses	95,000
Property and equipment	415,000
Other assets	872,000
Goodwill and other identified intangibles	11,303,000
Liabilities assumed	(4,704,000)

Total purchased price	14,508,000
Less equity issued	(4,848,000)
Less payable issued	(500,000)
Less cash acquired	(671,000)

Net cash paid	$8,489,000

The accompanying notes are an integral part of the consolidated financial statements.

Express-1 Expedited Solutions, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
Three Months Ended March 31, 2008
(Unaudited)

					Additional	Accumulated
	Common Stock		Treasury Stock		Paid In	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance, December 31, 2007	27,008,768	$27,000	(180,000)	$(107,000)	$21,152,000	$(2,870,000)	$18,202,000
Issuance of stock for exercise of warrants	80,568				11,000		11,000
Issuance of common stock	4,800,000	5,000			4,843,000		4,848,000
Stock option expense					45,000		45,000
Net income						643,000	643,000

Balance March 31, 2008	31,889,336	$32,000	(180,000)	$(107,000)	$26,051,000	$(2,227,000)	$23,749,000

The accompanying notes are an integral part of the consolidated financial statements.

Express-1 Expedited Solutions, Inc.
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007
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
     The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position at March 31, 2008 and December 31, 2007 and results of operations for the three-month periods ended March 31, 2008 and 2007. The preparation of the financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates.
     These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2007 included in our Annual Report on Form 10-K as filed with the SEC and available on the SEC’s website (www.sec.gov). Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.
Revenue Recognition
     Within the Company’s Express-1, Express-1 Dedicated and Bounce Logistics business segments, revenue is recognized primarily at the point in time delivery is completed on the freight shipments it handles; with related costs of delivery being accrued as incurred and expensed within the same period in which the associated revenue is recognized. For this method of revenue recognition, the Company uses the following supporting criteria to determine revenue has been earned and should be recognized: i) persuasive evidence that an arrangement exists, ii) services have been rendered, iii) the sales price is fixed and determinable and iv) collectability is reasonably assured.
     Within its Concert Group Logistics business segment, the Company utilizes an alternative point in time to recognize revenue. Concert Group Logistics revenue is recognized and associated operating expenses are recognized on the date the freight is picked up from the shipper. This alternative method of revenue recognition is not the preferred method of revenue recognition as prescribed within Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Issue No. 91-9 Revenue and Expense Recognition for Freight Services in Progress (“EITF N. 91-9”). This alternative method recognizes revenue and associated expenses prior to the point in time that services are completed. This method does not result in a material difference from one of the more preferred methods as identified in EITF No. 91-9. The Company has evaluated the impact of this alternative method on its consolidated financial statements and concluded that the impact is immaterial to the financial statements.
     Revenue is reported by the Company on a gross basis in accordance with release 99-19 from the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB), Reporting Revenue Costs as a Principal versus Net as an Agent. The Company is the primary obligor and is responsible for providing the service desired by the customer. The customer holds the Company responsible for fulfillment including the acceptability of the service. Requirements may include, for example, on-time delivery, handling freight loss and damage claims, establishing pick-up and delivery times, and tracing shipments in transit. The Company has discretion in setting sales prices and as a result, its earnings vary. In addition it has discretion to select its drivers, contractors or other transportation providers (collectively, “service providers”) from among thousands of alternatives. Finally, the Company bears credit risk for all of its receivables. These three factors, discretion in setting sales prices, discretion in selecting service provider and credit risk further support reporting revenue on a gross basis.

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
     Options generally become fully vested three to five years from the date of grant and expire five to ten years from the grant date. During the three-month periods ended March 31, 2008 and 2007, the Company granted 330,000 and 385,000 options to purchase shares of its common stock pursuant to its stock option plan as amended, respectively. As of March 31, 2008, the Company had 2,203,525 shares available for future stock option grants under its existing plan.
     The weighted-average fair value of each stock option recorded in expense for the three-month periods ended March 31, 2008 and 2007 were estimated on the date of grant using the Black-Scholes option pricing model and were amortized over the vesting period of the underlying options. The Company has used one grouping for the assumptions, as its option grants are primarily basic with similar characteristics. The expected term of options granted has been derived based upon the Company’s history of actual exercise behavior and represents the period of time that options granted are expected to be outstanding. Historical data was also used to estimate option exercises and employee terminations. Estimated volatility is based upon the Company’s historical market price at consistent points in a period equal to the expected life of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and the dividend yield is zero. The assumptions outlined in the table below were utilized in the calculations of compensation expense from option grants in the reporting periods reflected.

	Three Months Ended
	March 31,
	2008	2007
Risk-free interest rate	2.00%	5.00%
Expected life	6.0 years	6.0 years
Expected volatility	35%	35%
Expected dividend yield	none	none
Grant date fair value	$0.38	$0.62

     The following table summarizes the stock option activity for the three-month period ended March 31, 2008:

			Weighted
	Options	Weighted	Average
	and	Average	Remaining
	Warrants	Exercise	Contractual
	Outstanding	Price	Life

Outstanding at beginning of period	11,768,886	$1.47	2.2 Years
Warrants granted	31,540	1.25
Warrants expired/cancelled	(50,000)	1.15
Warrants exercised	(102,497)	1.25
Options granted	330,000	1.06
Options expired/cancelled	—
Options exercised	—

Outstanding at end of period	11,977,929	$1.46	1.5 Years
Outstanding exercisable at end of period	10,930,167	$1.48	1.6 Years
     As of March 31, 2008, the Company had approximately $301,000 of unrecognized compensation cost related to non-vested share-based compensation that is anticipated to be recognized over a weighted average period of approximately 1.1 years. Estimated remaining compensation expense related to existing share-based plans is $131,000, $118,000, $39,000 and $13,000 for the years ended December 31, 2008, 2009, 2010, 2011 and thereafter, respectively.
     At March 31, 2008, the aggregate intrinsic value of warrants and options outstanding was $17,469,000 and the aggregate intrinsic value of options exercisable was $16,146,000. During the three-month periods ended March 31, 2008 and 2007, 102,497 and 200,000 warrants were exercised and the Company received approximately $10,500 and $290,500 in cash from these transactions, respectively. The options exercised during the first quarter of 2008 were initially issued in conjunction with units offered to employees of the underwriter, during a private placement completed in 2003. The total fair value of options vested during the same three-month period was approximately $66,000 and $43,000, respectively.
     Use of Estimates
     The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that impact the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews its estimates, including but not limited to, purchased transportation, outstanding insurance claims, recoverability of long-lived assets, recoverability of prepaid expenses, valuation allowances for deferred taxes, valuation of investments and allowance for doubtful accounts, on a regular basis and makes adjustments based on historical experiences and existing and expected future conditions. These evaluations are performed and adjustments are made as information is available. Management believes that these estimates are reasonable and have been discussed with the audit committee; however, actual results could differ from these estimates.
 Reclassifications
     Certain prior year amounts shown in the accompanying consolidated financial statements have been reclassified to conform to the 2008 presentation. These reclassifications did not have any effect on total assets, total liabilities, total stockholders’ equity or net income.
 Cash and Cash Equivalents
     Cash and cash equivalents include cash on hand and, on occasion, short term investments. The Company considers all highly liquid instruments purchased with a remaining maturity of less than three months at the time of purchase as cash equivalents.

 Income Taxes
     Taxes on income are provided in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax basis of particular assets and liabilities, and the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the enactment date. A valuation allowance is provided to offset the net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated its tax position and concluded no valuation allowance on its deferred tax assets is required, as of March 31, 2008. The Company had gross federal net operating loss carry forwards of approximately $5,400,000 as of December 31, 2007. Based upon the pre-tax income reported in the three-month period ended March 31, 2008, the Company estimates these loss carry forwards have been reduced to approximately $4,300,000 through that date.
     Effective January 01, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB statement number 109.”
 Goodwill
     Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires an annual impairment test for goodwill and intangible assets with indefinite lives. Under the provisions of SFAS No. 142, the first step of the impairment test requires that the Company determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. During the quarter ended March 31, 2008, the Company did not record any impairments to its goodwill. In the future, the Company will perform the annual test during its fiscal third quarter unless events or circumstances indicate impairment of the goodwill may have occurred before that time.
     The Company added $8,303,000 of Goodwill during the three months ended March 31, 2008, as a result of the acquisition of certain assets from Concert Group Logistics, LLC. The Company is currently awaiting the results of an independent valuation. Based upon the results of this independent valuation, the amount of goodwill and intangible assets could change. The Company anticipates that the valuation will be completed during the second quarter of 2008.
 Identified Intangible Assets
     The Company follows the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. During the three months ended March 31, 2008, there was no impairment of intangible assets.
     The Company added $3,000,000 of Identified Intangible Assets during the three months ended March 31, 2008, based upon the acquisition of assets from Concert Group Logistics, LLC. The Company is currently awaiting the results of an independent valuation.

Based upon the results of this independent valuation, this amount could change. The Company anticipates that the valuation will be completed during the second quarter of 2008.
 Other Long-Term Assets
     Other long-term assets primarily consist of balances representing various deposits, and the long-term portion of the Company’s non-qualified deferred compensation plan. Also included within this account classification are incentive payments to independent station owners within the Concert Group Logistics network. These payments are made by Concert Group Logistics to certain station owners as an incentive to join the network. These amounts are amortized over the life of each independent station contract and the unamortized portion is recoverable in the event of default under the terms of the agreements.
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

	For the Three Months
	Ended March 31,
	2008	2007
Net income	$643,000	$461,000
Basic weighted shares outstanding	29,717,539	26,436,965
Basic earnings per share	$0.02	$0.02
     Diluted Earnings per Share — Diluted earnings per common share are computed by dividing net income by the combined weighted average number of shares of common stock outstanding and dilutive options outstanding during the period. The numerators, denominators and diluted earnings per share are outlined in the table below.

	For the Three Months
	Ended March 31,
	2008	2007
Net income	$643,000	$461,000
Basic weighted shares outstanding	29,717,539	26,436,965
Dilutive options and warrants	350,903	800,071

Diluted weighted shares outstanding	30,068,442	27,237,036
Diluted earnings per share	$0.02	$0.02
     Warrants Exercised — During the three-month periods ended March 31, 2008 and 2007, the Company received approximately $10,500 and $200,000 in cash from the exercise of 102,497 and 200,000 warrants, respectively. These warrants were originally issued in conjunction with private placements completed during 2003. The impact of these transactions was (i) an increase in the number of shares outstanding for the three-month periods by 102,497 and 200,000 shares, respectively (ii) an associated reduction in basic and diluted earnings per common share, and (iii) an increase in additional paid-in capital.
     Stock and Warrants Granted — During the three-month period ended March 31, 2008, the Company issued 4,880,568 shares of its common stock, granted 31,540 warrants to the holders of convertible securities issued during 2003, and issued 330,000 options to purchase stock to members of management and the Board of Directors. The warrants carry an exercise price of $1.25 per share and are exercisable until July 2008.
2. Recent Accounting Pronouncements
In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159 — The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the effect adoption of this statement will have on the Company’s consolidated financial position and results of operations when it becomes effective in 2008. The Company did not record an adjustment within its financial statements as a result of adopting the provisions of SFAS 159, as of March 31, 2008 and does not currently anticipate a material impact upon its financial statements in future periods as a result of this pronouncement.
In September 2006, the FASB issued SFAS No. 157 — Fair Value Measurements, which defines fair value, establishes a framework for consistently measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting this Statement. The Company did not record an adjustment within its financial statements as a result of adopting the provisions of SFAS 157 as of March 31, 2008 and does not currently anticipate a material impact upon its financial statements in future periods as a result of this pronouncement.
3. Acquisitions
     On January 31, 2008, the Company completed the purchase of substantially all assets and certain liabilities of Downers Grove, Illinois based Concert Group Logistics, LLC. (“Concert LLC”). The transaction had an effective date of January 1, 2008 and the Company completed the purchase through a newly formed wholly owned subsidiary Concert Group Logistics, Inc.

     At closing the Company paid the former owners of Concert Group Logistics, LLC total consideration that included $9.0 million in cash and 4.8 million shares of the Company’s common stock. The Company received $3.2 million of assets consisting of cash, receivables, office equipment and other current assets, net of liabilities acquired in the transaction. The transaction was financed through the Company’s new line of credit, a new term note payable and cash available from working capital.
     The transaction provides for additional consideration of up to $2.0 million to be paid at the end of 2008, provided certain performance criteria are met within the Company’s new subsidiary. Of this amount, $500,000 is guaranteed by the Company to the former owners of Concert LLC, subject to the right of offset by the Company for certain balance sheet and unrecorded liability provisions contained within the agreement. This $500,000 guaranteed amount has been included within the Company’s current liabilities within the consolidated balance sheet as of March 31, 2008. In the event the remaining $1.5 million is not earned in 2008, the balance of additional consideration will be payable at the end of 2009, provided the new subsidiary meets certain cumulative performance provisions for the years of 2008 and 2009.
     The acquisition was accounted for as a purchase and the results of operations of the acquired businesses has been included within the Company’s consolidated financial statements from January 1, 2008 forward. The Company is in the process of allocating the cost of the acquisition to the assets acquired and the liabilities assumed based upon estimated fair values. The Company anticipates this valuation to be completed within the second quarter of 2008, pending the receipt of an independent valuation being completed for the benefit of the Company’s analysis on the purchased assets.
The following unaudited information presents the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. The Company is in the process of obtaining an independent third-party valuation analysis of assets acquired, and based upon the a final review of this valuation, these preliminary allocations are subject to change. The valuation is anticipated to be completed during the second quarter of 2008.

Current assets	$6,622,000
Fixed assets	415,000
Other long-term assets	872,000
Identified intangible assets	3,000,000
Goodwill	8,303,000

Total assets acquired	19,212,000
Current liabilities assumed	4,704,000

Net assets acquired	$14,508,000

Preliminary allocation of the intangible assets acquired includes: Employment contracts of $500,000, Concert Group Logistics station network $1,500,000, and Concert Group Logistics trade name $1,000,000.

The following unaudited proforma consolidated financial information is presented as if the acquisition of Concert Group Logistics occurred on January 1, 2007.

	Three Months Ended
		March 31,
	March 31, 2008	2007 (Pro forma)
Operating revenues	$25,006,000	$21,455,000
Operating expenses	20,580,000	17,500,000
Gross margin	4,426,000	3,955,000
Selling, general and administrative expenses	3,280,000	3,140,000
Net Income applicable to common stock	643,000	478,000

Earnings per share:
Basic	0.02	0.02
Diluted	0.02	0.01

4. Commitments and Contingencies
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
Contingent Commitment
     The Company has entered into an agreement with a third-party transportation equipment leasing company which results in a contingent liability. The Company has accounted for this contingency based upon the guidelines contained within FIN Number 45 and in SFAS Number 5. Accordingly, the Company has estimated the maximum amount of the contingent liability to be $51,000 as of March 31, 2008, and has recorded this amount as a reserve within its balance sheet and as an expense within its statement of earnings. The Company periodically evaluates the contingency amount and adjusts the liability based upon the results of those periodic evaluations. Based upon its analysis, the Company estimates that the range in liability that could be recognized is between $25,000 and $51,000, as of March 31, 2008.
5. Debt
Notes Payable and Capital Leases
     The Company enters into notes payable and capital leases with various third parties from time to time to finance certain operational equipment, real property and other assets used in its business operations. Generally these loans and capital leases bear interest at market rates, and are collateralized with equipment and certain assets of the Company.
     The table below outlines the Company’s notes payable and capital lease obligations as of March 31, 2008 and December 31, 2007.

	Interest rates	Term (months)	As of March 31, 2008	As of December 31, 2007
Notes payable	4%	36	$3,400,000	$0
Capital leases for equipment	18%	24 - 60	72,000	84,000

Total notes payable and capital leases			3,472,000	84,000
Less: current maturities of long-term debt			1,250,000	50,000

Non-current maturities of long term-debt			$2,222,000	$34,000

     The Company recorded interest expense associated with capital leases of $29,000 and $7,000 for the three months ended March 31, 2008 and 2007, respectively. For these same periods, the Company recorded gross payments for capital lease obligations of $240,000 and $41,000, respectively.

     6. Revolving Credit Facilities
     The Company entered into a new credit facility with National City Bank in January, 2008. This facility provides for a receivables based line of credit of up to $11.0 million and a term note of $3.6 million. The Company may draw upon the receivables based line of credit the lessor of $11.0 million or 80% of eligible accounts receivables, less amounts outstanding under letters of credit. To fund the purchase of Concert Group Logistics, LLC, the Company drew $3.6 million on the term facility and $5.4 million on the receivables based line of credit. Substantially all the assets of the Company and its wholly owned subsidiaries (Express-1, Inc., Express-1 Dedicated, Inc., Concert Group Logistics, Inc. and Bounce Logistics, Inc.) are pledged as collateral securing performance under the terms of the commitment. The line bears interest based upon a spread above thirty-day LIBOR with an initial increment of 125 basis points above thirty-day LIBOR for the receivables line and 150 basis point above thirty-day LIBOR for the term note. Amortizing over a thirty-six month period, the term note requires monthly principal payments of $100,000 together with accrued interest be paid until retired. The weighted average rate of interest on the credit facility was approximately 4.1% and rates are adjusted daily. Available capacity under the facility was approximately $2.0 million as of March 31, 2008, and the facility carries an initial maturity date of June 30, 2009.
7. Related Party Transaction
     In January 2008, in conjunction with the Company’s purchase of substantially all assets of Concert Group Logistics, LLC (“Concert Transaction”), Daniel Para, was appointed to the Board of Directors of the Company. Prior to the completion of the Concert Transaction, Mr. Para served as the Chief Executive Officer of Concert Group Logistics, LLC, and was its largest stockholder. The Company purchased substantially all the assets of Concert Group Logistics, LLC for $9.0 million in cash, 4,800,000 shares of the Company’s common stock and the assumption of certain liabilities. The transaction contains performance targets, whereby the former owners of Concert Group Logistics, LLC can earn up to $2,000,000 of additional consideration ($500,000 is guaranteed, subject to certain rights of set-off), based upon the cumulative results in 2008 and 2009 of the Company’s new subsidiary, Concert Group Logistics, Inc. As the largest shareholder of Concert Group Logistics, LLC, Mr. Para received, either directly or through his family trusts and partnerships, approximately 85% of the proceeds transferred in the transaction. Immediately after the transaction, Mr. Para became the largest shareholder of the Company, through holdings attributable to himself and Dan Para Investments, LLC.
     In January 2008, in conjunction with the Concert Group Logistics acquisition, the Company entered into a lease on approximately 6,000 square feet of office space located within an office complex at 1430 Branding Avenue, Downers Grove, Illinois 60515. The lease calls for, among other general provisions, rent payments in the amount of $95,000, $96,000, $101,000, $104,000 and $106,000 to be paid for the 2008 and the four subsequent years thereafter. The building is owned by an Illinois Limited Liability Company, which has within its ownership group, Daniel Para, the former CEO of Concert Group Logistics, LLC. Mr. Para was appointed to the Board of Express-1 Expedited Solutions, Inc. in January 2008.
     In August of 2004, the Company acquired Express-1, Inc. and contractually agreed to provide contingent earn-out payments to the former owners of Express-1, provided certain performance goals were achieved. Among the goals were specified revenue growth rates and gross margin requirements. Michael R. Welch and James M. Welch, both Named Executive Officers, were principles in the ownership group of Express-1, Inc. For the years ended December 31, 2005 and 2006, the Company paid $1,500,000 and $1,750,000 respectively to the former owners of Express-1, Inc. under the provisions of the purchase agreement. In each of these periods, the Company accrued the payment within its December 31 balance sheet and made the payment in the subsequent year per the terms of the purchase agreement. For 2007, the Company accrued within its December 31, 2007 balance sheet, $2,000,000 to satisfy the final remaining earnout payment related to the Express-1, Inc. acquisition and subsequently satisfied this obligation through a cash payment during March of 2008.
     The above transactions are not necessarily indicative of amounts, terms and conditions that the Company may have received in transactions with unrelated third parties.

8.  Operating Segments
     The Company has four reportable segments based on the types of services it provides, to its customers: Express-1 Dedicated, which provides dedicated expedite services, Express-1, which provides expedited transportation services throughout the continental United States, parts of Canada and Mexico, Concert Group Logistics, which provides domestic and international freight forwarding services through a network of independently owned stations, and Bounce Logistics which provides premium freight brokerage services for truckload shipments needing a high degree of customer service. Concert Group Logistics and Bounce Logistics became part of the Company’s operation during the first quarter of 2008 and will be reflected within the statements and operating results on a prospective basis.
     The costs of the Company’s Board of Directors, executive team and certain corporate costs associated with operating as a public company are referred to as “corporate” charges. In addition to the aforementioned items, the Company also commonly records items such as its income tax provision and other charges that are reported on a consolidated basis within the corporate classification item.
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Substantially all intersegment sales prices are market based. The Company evaluates performance based on operating income of the respective business units.
     The schedule below identifies select financial data for each of the business segments.
Express-1 Expedited Solutions, Inc
Segment Data

			Concert
		Express-1	Group	Bounce	Corporate
	Express-1	Dedicated	Logistics	Logistics	and Other	Eliminations	Consolidated
Three Months Ended March 31, 2008
Revenues	$13,168,000	$1,290,000	$10,471,000	$183,000	$—	$(106,000)	$25,006,000
Operating income (loss)	1,251,000	186,000	165,000	(126,000)	(413,000)	—	1,063,000
Depreciation and amortization	167,000	24,000	51,000	—	—	—	242,000
Interest expense	—	—	76,000	—	4,000	—	80,000
Tax provision	—	—	—	—	420,000	—	420,000
Goodwill	7,737,000	—	8,303,000	—	—	—	16,040,000
Total Assets	22,608,000	451,000	18,371,000	187,000	1,759,000	(80,000)	43,296,000
Three Months Ended March 31, 2007
Revenues	$10,275,000	$1,218,000	$—	$—	$—	$—	$11,493,000
Operating income (loss)	984,000	135,000	—	—	(380,000)	—	739,000
Depreciation and amortization	188,000	43,000	—	—	—	—	231,000
Interest expense	—	—	—	—	24,000	—	24,000
Tax provision	—	—	—	—	278,000	—	278,000
Goodwill	5,527,000	—	—	—	—	—	5,527,000
Total Assets	18,508,000	509,000	—	—	2,860,000	—	21,877,000

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
Critical Accounting Policies
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. In certain circumstances, those estimates and assumptions can affect amounts reported in the accompanying consolidated financial statements. We have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts will be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2007, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. Following is a brief discussion of the changes that occurred during 2008 to the significant accounting policies and estimates disclosed in Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2007.
Revenue Recognition
     We primarily recognize revenue at the time of delivery based upon the following criteria: i) persuasive evidence of an arrangement exists, ii) services have been rendered, iii) the sales price is fixed and determinable and iv) collectability is reasonably assured. We report revenue on a gross basis in accordance with EITF 99-19, Reporting Revenue Costs as a Principal versus Net as an Agent. We are the primary obligor and are responsible for providing the service desired by the customer and we are responsible for fulfillment including the acceptability of the service. We have discretion in setting sales prices and as a result, our earnings vary. In addition we have discretion to select our drivers, contractors or other transportation providers (collectively, “service providers”) from among thousands of alternatives. Finally, we have credit risk for our receivables. These three factors, discretion in setting sales prices, discretion in selecting service provider and credit risk further support reporting revenue on the gross basis.
     Within one of our segments, Concert Group Logistics, we utilize an alternative point in time to recognize revenue. Within this segment, revenue is recognized and associated direct operating expenses are recognized on the date the freight is picked up from the shipper. Recognition of revenue prior to the completion of services is not a preferred method of revenue recognition as prescribed in Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Issue No. 91-9 Revenue and Expense Recognition for Freight Services in Progress (“EITF No. 91-9”). We believe this practice is common within the freight forwarding industry as well as within other areas of the transportation industry. We have analyzed the impact of this alternative method on the financial statements taken as a whole and determined the difference is immaterial.
New Pronouncements
     In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159 — The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the effect adoption of this statement will have on the Company’s consolidated financial position and results of operations when it becomes effective in 2008. The Company did not record an adjustment within its financial statements as a result of adopting the provisions of SFAS 159, as of March 31, 2008 and does not currently anticipate a material impact upon its financial statements in future periods as a result of this pronouncement.
     In September 2006, the FASB issued SFAS No. 157 — Fair Value Measurements, which defines fair value, establishes a framework for consistently measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting this Statement. The Company did not record an adjustment within its financial statements as a result of adopting the provisions of SFAS 157 as of March 31, 2008 and does not currently anticipate a material impact upon its financial statements in future periods as a result of this pronouncement.
Executive Summary
     Express-1 Expedited Solutions, Inc. (the “Company,” “we,” “our” and “us”), a Delaware corporation, is a transportation services organization focused upon premium logistics solutions provided through one of its non-asset based or asset-light operating units. The Company’s operations are provided through four distinct but complementary reporting segments, each with its own business unit leader — President. Our wholly owned subsidiaries include, Express-1, Inc. (“Express-1”), Express-1 Dedicated, Inc. (“Express-1 Dedicated” or “Evansville”), Concert Group Logistics, Inc. (“Concert Group Logistics” or “CGL”) and Bounce Logistics, Inc. (“Bounce Logistics”, or “Bounce”). These segment operations are more fully outlined in the table below, which reflects the business unit; location of the business unit headquarters office; premium transportation niche served by the unit; and initial date the unit began business within our consolidated company.

Business Unit	Primary Office Location	Premium Industry Niche	Initial Date(1)
Express-1 Dedicated	Evansville, Indiana	Dedicated Expedite Movements	April 2003
Express-1	Buchanan, Michigan	Expedited Transportation	August 2004
Concert Group Logistics	Downers Grove, Illinois	Freight Forwarding	January 2008
Bounce Logistics	South Bend, Indiana	Premium Truckload Brokerage	March 2008

(1)	Express-1 and Concert Group Logistics were both existing companies acquired as part of two separate acquisitions. Express-1, Inc. was formed in 1989, while Concert Group Logistics, LLC was formed in 2001. Express-1 Dedicated and Bounce Logistics were both start-up operations and formed in the years denoted in the column labeled initial date.
     Our business segments serve a diverse client base within the United States and portions of Canada and Mexico. Our Concert Group Logistics business unit also provides international freight forwarding services to customers within other regions of the world. Our premium services are focused on the needs of shippers for reliable same-day, time-critical, special handling, premium truckload brokerage or customized logistics solutions. We also provide aircraft charter services through third-party providers, in support of our customers’ critical shipments.
     Background
     Our operational model generates revenue growth through two primary means. Growth attributable to business volume expansion within our existing operating segments is referred to as “organic” growth. We include within our organic classification only growth from our operations that were part of our consolidated company in all periods presented. We classify growth from mergers, acquisitions and start-up activities as “acquisition” growth. For growth classification purposes we refer to investments in new businesses and business operations in a similar manner since both activities require some economic investment on the part of the Company.
     Throughout our reports, we refer to the impact of fuel on our business. For purposes of these references, we have only considered the impact of fuel surcharge revenues, fuel surcharge payments to contractors and fuel costs associated with two of our business segments, Express-1 and Express-1 Dedicated. We feel that this approach, most readily conveys the impact of fuel on the revenues, operating costs and resulting gross margin within our two business units that are most directly impacted by changes in the price of fuel. Within our other two units, Concert Group Logistics and Bounce Logistics, fuel charges to our customers are not commonly negotiated and identified separate and apart from total revenue and the associated cost of transportation resulting from each shipment. We believe this is a common practice within the freight forwarding and freight brokerage business sectors.
     We often refer to the costs of our Board of Directors, our executive team and certain corporate costs associated with operating as a public company as “corporate” charges. In addition to the aforementioned items, we also record items such as our income tax provision and other charges that are reported on a consolidated basis within the corporate line item.
     For the three months ended March 31, 2008 compared to the three months ended March 31, 2007
     The table below is provided to allow users of our reports a means to quickly visualize quarterly actual results within some of our major reporting classifications, and quarter-to-quarter changes i) in dollars, iii) in percentage and iii) the percentage of business unit revenue for some of the major captions within our financial reports. The table is not intended to replace the financial statements, notes thereto or discussion by our management contained within this report on Form 10-Q and users are encouraged to review those items to gain a better understanding of our financial position and results of operations. For the purpose of this comparison, we have reclassified our Interest and Other expense line items into our Sales, General and Administrative expenses.

Express-1 Expedited Solutions, Inc.
Summary Financial Table

					Percent of Total
	Three Months Ended March 31,		Year to Year Change		Business Unit Revenue
	2008	2007	In Dollars	In Percentage	2008	2007

Revenues
Express-1	$13,168,000	$10,275,000	$2,893,000	28.2%	52.7%	89.4%
Express-1 Dedicated	1,290,000	1,218,000	72,000	5.9%	5.2%	10.6%
Concert Group Logistics	10,471,000	—	10,471,000	—	41.9%	—
Bounce Logistics	183,000	—	183,000	—	0.7%	—
Intercompany Eliminations	(106,000)	—	(106,000)	—	-0.5%	—

Total Revenues	25,006,000	11,493,000	13,513,000	117.6%	100.0%	100.0%

Operating Expenses
Express-1	10,055,000	7,550,000	2,505,000	33.2%	76.4%	73.5%
Express-1 Dedicated	974,000	923,000	51,000	5.5%	75.5%	75.8%
Concert Group Logistics	9,484,000	—	9,484,000	—	90.6%	—
Bounce Logistics	173,000	—	173,000	—	94.5%	—
Intercompany Eliminations	(106,000)	—	(106,000)	—	100.0%	—

Total Operating Expenses	20,580,000	8,473,000	12,107,000	142.9%	82.3%	73.7%

Gross Margin
Express-1	3,113,000	2,725,000	388,000	14.2%	23.6%	26.5%
Express-1 Dedicated	316,000	295,000	21,000	7.1%	24.5%	24.2%
Concert Group Logistics	987,000	—	987,000	—	9.4%	—
Bounce Logistics	10,000	—	10,000	—	5.5%	—

Total Gross Margin	4,426,000	3,020,000	1,406,000	46.6%	17.7%	26.3%

Selling, General & Administrative (*)
Express-1	1,862,000	1,741,000	121,000	7.0%	14.1%	16.9%
Express-1 Dedicated	130,000	160,000	(30,000)	-18.8%	10.1%	13.1%
Concert Group Logistics	822,000	—	822,000	—	7.9%	—
Bounce Logistics	136,000	—	136,000	—	74.3%	—
Corporate	413,000	380,000	33,000	8.7%	1.7%	3.3%

Total Selling, General & Administrative	3,363,000	2,281,000	1,082,000	47.4%	13.4%	19.8%

Income From Operations
Express-1	1,251,000	984,000	267,000	27.1%	9.5%	9.6%
Express-1 Dedicated	186,000	135,000	51,000	37.8%	14.4%	11.1%
Concert Group Logistics	165,000	—	165,000	—	1.6%	—
Bounce Logistics	(126,000)	—	(126,000)	—	-68.9%	—
Corporate	(413,000)	(380,000)	(33,000)	8.7%	-1.7%	-3.3%

Total Income From Operations	1,063,000	739,000	324,000	43.8%	4.3%	6.4%

Tax Provision	420,000	278,000	142,000	51.1%	1.7%	2.4%

Total Net Income	$643,000	$461,000	$182,000	39.5%	2.6%	4.0%

*	Included within the line items detailed under the caption “Selling, General and Administrative” within the above table are interest and other expenses of $83,000 during the 2008 period and $31,000 in the 2007 period.
Consolidated Results
     The composition of our consolidated results changed significantly during the first quarter of 2008 compared to the first quarter of 2007, due primarily to the acquisition of our CGL segment. To a lesser extent the first quarter of 2008 was impacted by the start-up of our Bounce segment. Management anticipates each of these operations to grow significantly in future periods, which will further change the historical relationship between operating revenue, direct expenses, gross margin and selling, general and administrative expenses, based upon the mix of business generated from each of our business units on a prospective basis.
     Approximately 79% of our increase in consolidated revenue during the first quarter of 2008 over the same period in the prior year was due to acquisition growth stemming from our CGL and Bounce operations. The CGL transaction had an effective transaction date of January 1, 2008, while our Bounce unit began operations in March 2008. The remaining 21% of our increase in consolidated revenue during the period was attributable to our organic growth within Express-1 and Express-1 Dedicated. Our Express-1 business had a much higher rate of growth and accounted for most of our organic growth revenue during the first quarter.
     Operating costs within each of our business units continued be impacted during the first quarter of 2008 by general rate compression from within the domestic transportation markets compared to the first quarter of 2007. Decreases in rates charged to our customers for our business that originates from non-tariff accounts were not completely passed on to our providers of purchased transportation, including our fleet of independent contractors. In addition to this rate compression and its impact on our businesses, the relative percentage of our revenues derived from fuel surcharges increased. Since most of the revenue we receive as fuel surcharges is passed along as payments to providers of transportation services including our fleet of independent contractors, changes in the proportion of our revenue derived from fuel has the impact of increasing our direct costs as a percentage of revenue.
     With the acquisition of CGL and the start-up of Bounce, our historical relationship between operating costs and associated revenue has changed. Both CGL and Bounce have slightly different, but complementary, business models from our traditional reporting segments, Express-1 and Express-1 Dedicated. As a result, our operational cost is anticipated to range between 80% and 85% of associated revenue on a prospective basis. During the first quarter of 2008, our operating costs represented 82.3% of consolidated revenue, which is in-line with our anticipated shift in the ratio of these costs to our revenue.
     Gross margin resulted from the aforementioned changes within operating revenues and operating costs. We anticipate gross margin will range between 15% and 20% in subsequent periods, based upon the then current proportion of consolidated results derived from each of our operating segments. Changes in the mix of business volume and associated costs derived from each of our business units will impact this range of estimated gross margin. During the first quarter of 2008, gross margin represented 17.7% of our consolidated revenues, which is also in-line with our anticipated shift in the ratio of gross margin as a percentage of revenue.
     Selling, general and administrative expenses increased primarily due to the acquisition of CGL and the related SG&A expenses associated with this new business unit. The start-up of Bounce also contributed to the increase in SG&A, as costs associated with building the initial business were expensed within the period. Within our other business units and our corporate classification, SG&A was relatively flat or even down in the period. Our non-asset business model typically allows us to contain SG&A expenses, the largest of which are wages and associated costs, to a slower rate of growth than that of revenue.
     Our consolidated operating income improved due to strong increases within our Express-1 and Express-1 Dedicated operations. Each of these businesses was able to successfully create leverage within the SG&A portion of its operations. This offset some compression in margin related to fuel costs and the weakness within the transportation markets. The acquisition of CGL and related income from that business unit, also favorably impacted our consolidated earnings. Start-up costs within the Bounce operation and one-time costs associated with the completion of the CGL transaction unfavorably impacted income from operations, and are not anticipated to continue into future periods.
     The rate of increase within our net income was slightly lower than the rate of increase within our operating income, due to some increases within the effective tax rates for the Company. Most of the increases resulted from state and local taxes on our operating profits. The Company continues to use its significant net operating loss carry forwards to reduce the amount of tax actually paid in cash, and does not currently anticipate paying more than a nominal amount in taxes, until cumulative pre-tax earnings exceed $5.4 million from January 1, 2008 forward.
Express-1
     Our Express-1 segment experienced a strong overall increase in revenue, due primarily to the expansion of its fleet and the increase in fuel costs. The Express-1 fleet of independent contractors increased by approximately 29% during the first quarter of 2008 compared to the same period in 2007. Fuel costs, and resulting fuel surcharge revenue increased by approximately 116% during the period. Express-1 experienced some weakness within the automotive portion of its business during the first quarter of 2008, due to a strike at an axle manufacturing plant, which resulted in the closing of approximately 20 domestic auto assembly plants. Express-1 continued to experience rate pressure from within the portion of its revenue derived from non-

tariff accounts. Due to the change in non-tariff rates and the portion of Express-1 revenue represented by fuel surcharges, gross margin declined slightly as a percentage of revenue. Fuel surcharge revenue is essentially passed-through to the providers of purchased transportation and the Express-1 fleet of independent contractors. Overall gross margin dollars increased during the period, which is attributable to the gains in the fleet and associated revenue derived from these additional units. Express-1 was very successful in holding the rate of growth within its SG&A expense to a level that represents approximately 25% of the rate of growth within its revenue. This is due to the back-office and administrative efficiency of the entire Express-1 team. Headcount, the cost of which represents the largest component of SG&A within Express-1, increased by less than 2% on a sequential basis from the end of 2007. The ability to hold SG&A to a small rate of growth, mitigated the decrease in gross margin percentage within Express-1 and resulted in growth in operating income of 27% during the first quarter of 2008 compared to the first quarter of 2007. Fuel surcharge revenue within Express-1 was $1,892,000 during the first quarter of 2008 versus $875,000 in the first quarter of 2007.
Express-1 Dedicated
     Express-1 Dedicated revenues increased slightly during the first quarter of 2008 compared to the same period of the prior year. This primarily resulted from an increase in rates awarded by its contract customer during the third quarter of 2007. Fuel surcharge increased by 29% during the period and also contributed to the increase in revenue within Express-1 Dedicated quarter-over-quarter. Operating expenses increased at a rate very close to the level of revenue increase and the resulting gross margin increased by 7% in the first quarter of 2008 compared to the first quarter of 2007. Express-1 Dedicated was very successful in controlling its SG&A expenses, which when combined with the slight improvement in gross margin resulted in an increase in operating income of 38%. Fuel surcharges accounted for $160,000 of Express-1 Dedicated revenues in the first quarter of 2008 compared to $124,000 in the first quarter of 2007.
Concert Group Logistics
     Comparisons of quarter-over-quarter results within our new Concert Group Logistics segment are somewhat difficult, due to the purchase of CGL during the first quarter of 2008 and the previous operation of CGL as a private company. Specific pro-forma results of Concert Group are provided elsewhere in this report, and should be considered together with these comments.
     Concert Group Logistics revenue was $10.5 million during the first quarter of 2008 and accounted for 42% of our consolidated revenue for the period. Operating costs, which consists primarily of payments for purchased transportation used to complete the CGL network shipments and payments to independent station owners for commissions (gross profit sharing or splits), represented 91% of CGL revenues, which is in line with the historic performance of this business. The resulting gross margin level of 9% of revenue is also in the range of historical levels for this operation. Selling, general and administrative expenses represented 8% of CGL revenue during the period, which is slightly higher than anticipated on a prospective basis. During the first quarter, CGL incurred some expenses associated with operating as a private company which will not be recurring in future periods. CGL also absorbed some transactional expenses related to the acquisition that are anticipated to be one-time in nature. As a result, our management anticipates the income from operations within CGL to increase on a prospective basis.
Bounce Logistics
     Comparisons of year-over-year results within our new Bounce Logistics segment are not meaningful, since the business originated from conceptual discussion to an operating business during the first quarter of 2008. We absorbed approximately $100,000 of start-up costs associated with staffing and beginning our Bounce operation. These costs did not qualify for capitalization and subsequent amortization over future periods. The Bounce management team was successful in creating an operational footprint and developing customer accounts that have resulted in a slightly faster start to actual operations than originally anticipated. On a prospective basis, we believe Bounce will generate revenues sufficient to reach $5.0 million during 2008, achieve gross margins between 15% and 20% of those revenues and operate during this start-up year at breakeven or slightly above this level. The start-up of Bounce is an investment for future results. We anticipate Bounce results will be much greater beyond 2008 than during this initial year.

     Proforma three months ended March 31, 2008 compared to the three months ended March 31, 2007
     The information presented below is intended only to reflect the proforma results of our Company on a consolidated basis as if the transaction with Concert Group Logistics occurred on January 1, 2007. It should be used in conjunction with the financial statements and footnotes thereto contained elsewhere within this report.
     Proforma adjustments are limited to only those adjustments that are: i) directly attributable to the transaction, ii) factually supportable, iii) expected to have a continuing impact on the Company’s financial results. Adjustments that relate to improvements in operations, cross-selling opportunities and other potential beneficial adjustments have been omitted, based upon the aforementioned criteria for pro-forma adjustments.
     Proforma Consolidated Results
     On a pro-forma basis, consolidated revenues increased by $3.6 million or 17% during the first quarter of 2008 compared to the first quarter of 2007. Most of this increase was due to the strong rate of organic growth within our business units, lead by the rate within our Express-1 operations. Operating costs increased by $3.1 million or 18% during the period. Operating costs consist of payments for purchased transportation, commissions to our independent station network and other costs associated with the generation of our revenues. Operating costs are primarily variable and fluctuate in accordance with changes in our revenues. During the first quarter of 2008, payments for fuel surcharges increased as a percentage of overall direct expenses, due to the rising price of fuel. The impact of this was a slight increase in operating costs as a percentage of revenue. Selling, general and administrative expenses decreased by $147,000 or 4% during the first quarter of 2008 versus the same period in 2007. We have been successful in holding increases within our SG&A expenses, to a lower level than that of our revenues. Income from operations increased by $307,000 or 41% during the period. Net income increased by $165,000 or 35% during the quarter.
     Proforma Concert Group Logistics
     On a proforma basis, our Concert Group Logistics unit increased revenues by $509,000 or 5% during the first quarter of 2008 compared to the same period in 2007. It is important to note that Concert Group Logistics reduced the size of its network by four stations in December 2007. With this shrinking from 25 stations to 21 during the previous quarter and an increase back up to 25 stations during the first quarter of 2008, revenue growth was negatively impacted on a comparative basis. The Company has not adjusted the historical proforma numbers to eliminate the prior year revenues associated with these former stations, as it believes such adjustment would not be in keeping with the guidelines for proforma adjustments. Concert Group Logistics operating costs also increased by 5% during the first quarter, resulting in an improvement in gross margin of $52,000 or 6% for the period. Selling, general and administrative expenses decreased by $147,000 or 17%, principally as a result of the change of operating the business within the consolidated company in the current year versus as a private company during the prior year. Operating income increased by $148,000 or 871% during the first quarter of 2008 compared to the same period in 2007.
     Liquidity and Capital Resources
     General
     In January 2008, we completed the purchase of substantially all assets and certain liabilities of Concert Group Logistics, LLC. Total consideration given in the transaction included $9.0 million in cash and the issuance of 4.8 million shares of Express-1 Expedited Solutions, Inc. common stock. This acquisition was financed with proceeds from our new line of credit and term note facility. Our liquidity position changed significantly upon the completion of this purchase transaction. Any analysis of our liquidity and capital resources should take into consideration the impact of this transaction upon our overall cash flows and financial position.
Cash Flow
     As of March 31, 2008, we had $6,449,000 of working capital with associated cash and cash equivalents of $1,215,000 compared with working capital of $3,781,000 and cash of $800,000 at December 31, 2007. This represents an increase of 71% in working capital during the three-month period.
     During the three months ended March 31, 2008, we generated $830,000 in cash from operations compared to $1,252,000 for the first three months of 2007. The primary components of the decrease in cash provided by operations were (i) a decrease of accounts receivable of $356,000, and (ii) decrease in accounts payable of $1,058,000. Noncash items including provision for doubtful accounts, depreciation, amortization, stock compensation expense (FAS123R)a loss on disposal of equipment totaled $235,000 and also positively impacted our cash from operations during the period.

     Investing activities used approximately $11,037,000 during the three months ended March 31, 2008 compared to our use of $2,052,000 for these activities during the same period in the prior year. During the current quarter, cash was used to i) satisfy earn-out payments to the former owners of Express-1, Inc. and Dasher Express, Inc. in the amount of $2.21 million, ii) purchase $8.489 million in assets related to the purchase of CGL during January 2008, iii) and purchase $338,000 of property and equipment used in our operations. During the same period in 2007, we i) satisfied an earn out payment related to the Express-1 and Dasher Express acquisitions in the amount of $1.96 million, ii) purchased $101,000 of property and equipment to be used in our operations, and iii) received $9,000 from notes from the sale of a former business unit.
     Financing activities generated approximately $10.622 million and $1.537 million during the three-month periods ended March 31, 2008 and 2007, respectively. During the 2008 period, i) cash in the amount of $9.0 million was received from loans and advances on our line of credit and term note related to the purchase of CGL, ii) cash in the amount of $1.611 million was received from borrowings on our credit facility, net of repayments, to the fixed-term portion of this facility, and iii) we received $11,000, net of expenses, related to the exercise of warrants for our common stock. During the same three months of 2007, we received proceeds of approximately $1.337 million related to borrowings under our credit facility and $200,000 from the exercise of warrants issued in conjunction with a private placement in 2003.
Line of Credit
     To ensure that our Company has adequate near-term liquidity, we entered into a new credit facility with National City Bank in January, 2008. This $14.6 million facility provides for a receivables based line of credit of up to $11.0 million and a term debt component of $3.6 million. The Company may draw upon the receivables based line of credit the lesser of $11.0 million or 80% of eligible accounts receivable, less amounts outstanding under letters of credit. To fund the Concert Group Logistics, LLC purchase, the Company drew $3.6 million on the term facility and $5.4 million on the receivables based line of credit. Substantially all the assets of our Company and wholly owned subsidiaries (Express-1, Inc., Express-1 Dedicated, Inc., Concert Group Logistics, Inc. and Bounce Logistics, Inc.) are pledged as collateral securing our performance under the line. The credit facility bears interest based upon a spread above thirty-day LIBOR with an initial increment of 125 basis points above thirty-day LIBOR for the receivables line and 150 basis point above thirty-day LIBOR for the term portion. The term loan amortizes over a thirty-six month period and requires that monthly principal payments of $100,000 together with accrued interest be paid until retired. As of March 31, 2008, the weighted average rate of interest on the credit facility was approximately 4.1% and rates are adjusted daily. Available capacity under the line was approximately $2.0 million as of March 31, 2008. The credit facility carries an initial maturity date of June 30, 2009 and we anticipate renewing this facility prior to this time.
     We believe that the new credit facility provides adequate capacity to fund our operations, when combined with our anticipated cash generated from operations for the foreseeable future. In the event our operating performance deteriorates, we might find it necessary to seek additional funding sources in the future.
     We had outstanding standby letters of credit at March 31, 2008 of $325,000, related to insurance policies either continuing in force or recently canceled. Amounts outstanding for letters of credit reduce the amount available under our line of credit, dollar-for-dollar.

     Options and Warrants
     We may receive proceeds in the future from the exercise of warrants and options outstanding as of March 31, 2008, in accordance with the following schedule:

	Approximate
	Number of	Approximate
	Shares	Proceeds
Total Outstanding as of March 31, 2008:
Options granted within Stock Compensation Plan	3,396,000	$4,109,000
Options granted outside Stock Compensation Plan(1)	1,213,000	2,123,000
Warrants issued	7,369,000	11,259,000

	11,978,000	$17,491,000

(1)	Consists of options granted to sellers of Dasher Express, Inc. and Express-1, Inc. in conjunction with the purchase agreements for these two acquisitions.
     The following table is provided to allow the users of the financial statements more insight into different groupings of warrants and options. The options and warrants reflected within this table are the same as those above with a different viewpoint. The table is designed to reflect maturity date groupings in rows and ranges of exercise prices in columns.

	<$ 1.00	$1.00-$1.25	$1.26-$1.50	$1.51-$1.75	$1.76-$2.00	Over $2.00	Total
Q2 2008				1,213,000			1,213,000
Q3 2008		2,643,000	1,318,000				3,961,000
Q4 2008		8,000	1,248,000		10,000		1,266,000
Q1 2009		25,000	660,000				685,000
Q2 2009						1,793,000	1,793,000
Q3 2009			575,000				575,000
Q4 2009				30,000			30,000
Thereafter	730,000	1,260,000	465,000				2,455,000

Total	730,000	3,936,000	4,266,000	1,243,000	10,000	1,793,000	11,978,000
Contractual Obligations
     The table below reflects all contractual obligations of our Company as of March 31, 2008. Included within this table is an earnout amount due to the former ownership group of Concert Group Logistics, LLC in amount of $2,000,000. Of this amount $500,000 is guaranteed, subject to certain rights of set-off by our Company, and is accrued within our consolidated balance sheet.

	Payments Due by Period
		Less than 1	1 to 3	3 to 5	More than 5
Contractual Obligations	Total	Year	Years	Years	Years
Long-term debt capital lease obligations	$72,000	$50,000	$22,000	$—	$—
Operating leases	43,000	42,000	1,000	—	—
Line of credit	7,223,000	—	7,223,000	—	—
CGL earn-out obligations	2,000,000	2,000,000	—	—	—
Real estate commitments	973,000	265,000	614,000	94,000	—
Notes Payable	3,407,000	1,250,000	2,157,000	—	—

Total contractual cash obligations	$13,718,000	$3,607,000	$10,017,000	$94,000	$—

Acquisition of Concert Group Logistics
     In January 2008, in conjunction with the purchase of the assets of Concert Group Logistics, LLC. The Company entered in a commitment to pay the former owners of that company up to $2.0 million in additional consideration, provided the Company’s newly formed subsidiary, Concert Group Logistics, Inc. meets certain performance targets during 2008 and 2009. This contingent payment has been included in the above table, which discloses our contractual obligations. Of this $2,000,000 earnout for CGL, $500,000 is not contingent upon CGL’s performance and has been included within the Company’s balance sheet within other current liabilities. The Concert transaction also contained a new operating lease for real property has been disclosed in the above table.
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
Interest Rate Risk
     We have interest rate risk, as borrowings under our credit facility are based on variable market interest rates. As of March 31, 2008, we had $10.6 million of variable rate debt outstanding under our credit facility. As of this date, the weighted average variable interest rate on these obligations was 4.14%. A hypothetical 10% increase in our credit facility’s weighted-average interest rate for the three months ended March 31, 2008, would correspondingly decrease our earnings and operating cash flows by approximately $11,000 in the period or $44,000 annually.
Intangible Asset Risk
     We have a substantial amount of intangible assets and are required to perform goodwill impairment tests whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position. Although at March 31, 2008, we believed our intangible assets were recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.
     As of March 31, 2008, we had engaged an unrelated outside independent accounting firm to prepare a valuation analysis of the assets acquired in the Concert Group Logistics transaction. We intend to consider this firm’s analysis, together with our own judgment, in completing our valuation of the assets acquired. It’s possible, based upon the receipt of this outside analysis and the completion of our valuation of the acquired assets, that the assigned values will change. We anticipate the completion of this analysis during the second quarter of 2008.

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
     PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     From time-to-time, the Company is involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended March 31, 2008.
Item 1A. Risk Factors.
     Refer to Item 1A of our annual report (Form 10K) for the year ended December 31, 2007, under the caption “RISK FACTORS” for specific details on factors and events that are not within our control and could affect our financial results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     At various times from January 1, 2008 until March 31, 2008, the Company issued a total of 4,880,568 shares of common stock and issued warrants to purchase a total of 31,540 shares of common stock at an exercise price of $1.25. Of the shares issued, 4,800,000 were issued to the ownership group of Concert Group Logistics, LLC in conjunction with the Company’s purchase of the CGL assets. The remaining 80,568 shares of common stock and the warrants were issued upon the exercise, by a number of individuals, of options to purchase units consisting of shares of the Company’s common stock and warrants.
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

Item 3. Defaults upon Senior Securities.
     The Company’s line of credit contains various covenants pertaining to the maintenance of certain financial ratios. As of March 31, 2008, the Company was in compliance with the ratios required under its revolving credit agreement. No events of default exist on the credit facility as of the filing date.
Item 4. Submission of Matters to a Vote of Security Holders.
     None
Item 5. Other Information.
     None
Item 6. Exhibits

10.1	Asset Purchase Agreement by and among Concert Group Logistics, Inc., Express-1 Expedited Solutions, Inc., Concert Group Logistics, LLC, Daniel Para, Gerald H. Post, Efrain Maldonado, John M. Musolino, and the Members party thereto, dated January 31, 2008 filed as exhibit 99.1 to Form 8-K on January 31, 2008 and incorporated herein by reference.

10.2	Employment Agreement between Concert Group Logistics, Inc. and Gerald H. Post filed as exhibit 99.2 to Form 8-K on January 31, 2008 and incorporated herein by reference.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Express-1 Expedited Solutions, Inc.
/s/ Michael R. Welch
Michael R. Welch
Chief Executive Officer

/s/ Mark K. Patterson
Mark K. Patterson
Chief Financial Officer

Date May 15, 2008

Exhibit Index

Exhibit No.	Description
10.1	Asset Purchase Agreement by and among Concert Group Logistics, Inc., Express-1 Expedited Solutions, Inc., Concert Group Logistics, LLC, Daniel Para, Gerald H. Post, Efrain Maldonado, John M. Musolino, and the Members party thereto, dated January 31, 2008 filed as exhibit 99.1 to Form 8-K on January 31, 2008 and incorporated herein by reference.

10.2	Employment Agreement between Concert Group Logistics, Inc. and Gerald H. Post filed as exhibit 99.2 to Form 8-K on January 31, 2008 and incorporated herein by reference.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)