Form 10-Q
period 2008-06-30
EXPRESS-1 EXPEDITED SOLUTIONS INC
filed 2008-08-14
CIK 1166003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2008

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The Registrant has 31,839,536 shares of its common stock outstanding as of July 14th, 2008.

Express-1 Expedited Solutions, Inc.
Form 10-Q
Three and Six Months Ended June 30, 2008 and 2007
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
Item 6. Exhibits
Second Amendment of Employment Agreement
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer

Part I — Financial Information
Item 1 — Financial Statements
Express-1 Expedited Solutions, Inc.
Consolidated Balance Sheets

	(Unaudited) June 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$1,348,000	$800,000
Accounts receivable, net of allowances of $178,000 and $77,000, respectively	17,067,000	5,663,000
Prepaid expenses	367,000	492,000
Other current assets	875,000	149,000
Deferred tax asset, current	1,231,000	1,549,000

Total current assets	20,888,000	8,653,000

Property and equipment, net of $2,034,000 and $1,734,000 in accumulated depreciation, respectively	3,077,000	2,312,000

Goodwill	16,040,000	7,737,000
Identified intangible assets, net of $1,486,000 and $1,279,000 in accumulated amortization,	6,747,000	3,950,000
Loans and advances	84,000	104,000
Deferred tax asset, long term	—	377,000
Other long term assets	1,294,000	591,000

Total assets	48,130,000	23,724,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,707,000	$892,000
Accrued salaries and wages	805,000	660,000
Accrued acquisition earnouts	—	2,210,000
Accrued expenses, other	2,183,000	861,000
Current maturities of long term debt	1,250,000	50,000
Other current liabilities	1,057,000	199,000

Total current liabilities	13,002,000	4,872,000

Line of credit	7,624,000	—
Notes payable and capital leases, net of current maturities	2,010,000	34,000
Deferred tax liability, long term	250,000	—
Other long-term liabilities	564,000	616,000

Total long-term liabilities	10,448,000	650,000

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares no shares issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 31,999,536 and 27,008,768 shares issued and 31,819,536 and 26,828,768 shares outstanding	32,000	27,000
Additional paid-in capital	26,208,000	21,152,000
Accumulated deficit	(1,453,000)	(2,870,000)
Treasury stock, at cost, 180,000 shares held	(107,000)	(107,000)

Total stockholders’ equity	24,680,000	18,202,000

	$48,130,000	$23,724,000

The accompanying notes are an integral part of the consolidated financial statements.

Express-1 Expedited Solutions, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Revenues
Operating revenue	$30,925,000	$13,842,000	$55,931,000	$25,335,000

Expenses
Operating expenses	25,985,000	10,328,000	46,565,000	18,801,000

Gross margin	4,940,000	3,514,000	9,366,000	6,534,000

Sales, general and administrative expense	3,524,000	2,242,000	6,804,000	4,492,000

Income from operations	1,416,000	1,272,000	2,562,000	2,042,000

Other expense	12,000	27,000	15,000	34,000
Interest expense	99,000	34,000	179,000	58,000

Income before income tax provision	1,305,000	1,211,000	2,368,000	1,950,000

Income tax provision	531,000	457,000	951,000	735,000

Net income	$774,000	$754,000	$1,417,000	$1,215,000

Earnings per common share
Basic income per common share	0.02	0.03	0.05	0.05
Diluted income per common share	0.02	0.03	0.05	0.04

Weighted average common shares outstanding
Basic weighted average common shares outstanding	31,723,787	26,706,100	30,883,946	26,574,016
Diluted weighted average common shares outstanding	32,067,972	27,509,728	31,225,376	27,365,538
The accompanying notes are an integral part of the consolidated financial statements.

Express-1 Expedited Solutions, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Operating activities
Net Income	$1,417,000	$1,215,000

Adjustments to reconcile net income to net cash from operating activities
Provisions for allowance for doubtful accounts	(22,000)	(7,000)
Depreciation & amortization expense	559,000	451,000
Stock compensation expense	90,000	85,000
Loss on disposal of equipment	2,000	27,000
Common stock issued for ESOP	—	123,000

Changes in assets and liabilities, net of effects of acquisition:
Account receivable	(5,141,000)	(1,337,000)
Other current assets	(56,000)	(120,000)
Prepaid expenses	217,000	118,000
Other long-term assets	292,000	556,000
Accounts payable	1,379,000	76,000
Accrued expenses	870,000	603,000
Other liabilities	1,398,000	223,000

	(412,000)	798,000

Cash provided by operating activities	1,005,000	2,013,000

Investing activities

Acquisition of business, net of cash acquired	(8,489,000)	—
Payment of acquisition earn-out	(2,210,000)	(1,960,000)
Payment for purchases of property and equipment	(684,000)	(254,000)
Proceeds from sale of assets	3,000	23,000
Proceeds from notes receivable	—	18,000

Cash flows used by investing activities	(11,380,000)	(2,173,000)

Financing activities

Credit line, net activity	7,624,000	187,000
Proceeds from debt for acquisition	3,600,000	—
Payments of debt	(424,000)	(69,000)
Proceeds from issuance of equity, net	123,000	291,000

Cash flows provided by financing activities	10,923,000	409,000

Net increase in cash and cash equivalents	548,000	249,000
Cash and cash equivalents, beginning of period	800,000	79,000

Cash and cash equivalents, end of period of period	1,348,000	328,000

Supplemental disclosure of noncash activities:
Cash paid during the period for interest	$147,000	$59,000
Cash paid during the period for income taxes	$173,000	$49,000

Acquisition of assets and liabilities of Concert Group Logistics:
Cash	671,000
Accounts receivable purchased	5,856,000
Prepaid expenses	95,000
Property and equipment	415,000
Other assets	872,000
Goodwill and other identified intangibles	11,303,000
Liabilities assumed	(4,704,000)

Total purchased price	14,508,000
Less equity issued	(4,848,000)
Less payable issued	(500,000)
Less cash acquired	(671,000)

Net cash paid	8,489,000

The accompanying notes are an integral part of the consolidated financial statements.

Express-1 Expedited Solutions, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
Six Months Ended June 30, 2008
(Unaudited)

					Additional	Accumulated
	Common Stock		Treasury Stock		Paid In	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance December 31, 2007	27,008,768	$27,000	(180,000)	$(107,000)	$21,152,000	$(2,870,000)	$18,202,000
Issuance of stock for exercise of warrants	190,768				123,000		123,000
Issuance of common stock	4,800,000	5,000			4,843,000		4,848,000
Stock option expense					90,000		90,000
Net income						1,417,000	1,417,000

Balance June 30, 2008	31,999,536	$32,000	(180,000)	$(107,000)	$26,208,000	$(1,453,000)	$24,680,000

The accompanying notes are an integral part of the consolidated financial statements.

Express-1 Expedited Solutions, Inc.
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 2008 and 2007
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
     The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position at June 30, 2008 and December 31, 2007 and results of operations for the three and six-month periods ended June 30, 2008 and 2007. The preparation of the financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates.
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
Revenue Recognition
     Within the Company’s Express-1, Express-1 Dedicated and Bounce Logistics business segments, revenue is recognized primarily at the point in time delivery is completed on the freight shipments it handles; with related costs of delivery being accrued as incurred and expensed within the same period in which the associated revenue is recognized. For these business units, the Company uses the following supporting criteria to determine revenue has been earned and should be recognized: i) persuasive evidence that an arrangement exists, ii) services have been rendered, iii) the sales price is fixed and determinable and iv) collectability is reasonably assured.

     Within its Concert Group Logistics business segment, the Company utilizes an alternative point in time to recognize revenue. Concert Group Logistics revenue and associated operating expenses are recognized on the date the freight is picked up from the shipper. This alternative method of revenue recognition is not the preferred method of revenue recognition as prescribed within Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Issue No. 91-9 Revenue and Expense Recognition for Freight Services in Progress (“EITF N. 91-9”). This alternative method recognizes revenue and associated expenses prior to the point in time that all services are completed. The use of this method does not result in a material difference from one of the more preferred methods as identified in EITF No. 91-9. The Company has evaluated the impact of this alternative method on its consolidated financial statements and concluded that the impact is immaterial to the financial statements.
     Revenue is reported by the Company on a gross basis in accordance with release 99-19 from the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB), Reporting Revenue Costs as a Principal versus Net as an Agent. The following facts justify our position of reporting revenue on a gross basis:
•	The Company is the primary obligor and is responsible for providing the service desired by the customer.

•	The customer holds the Company responsible for fulfillment including the acceptability of the service. (Requirements may include, for example, on-time delivery, handling freight loss and damage claims, establishing pick-up and delivery times, and tracing shipments in transit. )

•	The Company has discretion in setting sales prices and as a result, its earnings vary.

•	The Company has discretion to select its drivers, contractors or other transportation providers (collectively, “service providers”) from among thousands of alternatives, and

•	The Company bears credit risk for all of its receivables.
     We believe that these factors support our position of reporting revenue on a gross basis.

Stock-Based Compensation
     The Company accounts for share-based compensation in accordance with Statement of Financial Accounting Standard (SFAS) Number 123R, “Share-Based Payment,” which was adopted January 1, 2006, utilizing the modified prospective method.
     The Company has in place a stock option plan approved by the shareholders for 5,600,000 shares of its common stock. Through the plan, the Company offers stock options to employees and directors which assists in the recruitment of these individuals. Under the plan, the Company may also grant restricted stock awards, subject to the satisfaction by the recipient of certain conditions and enumerated in the specific restricted stock grant.
     Options generally become fully vested three to five years from the date of grant and expire five to ten years from the grant date. During the three and six-month periods ended June 30, 2008, the Company granted 55,000 and 385,000 options to purchase shares of its common stock pursuant to its stock option plan as amended, respectively. As of June 30, 2008, the Company had 2,149,000 shares available for future stock option grants under its existing plan.
     The weighted-average fair value of each stock option recorded in expense for the three and six-month periods ended June 30, 2008 and 2007 was estimated on the date of grant using the Black-Scholes option pricing model and amortized over the vesting period of the underlying options. The Company has used one grouping for the assumptions, as its option grants are primarily basic with similar characteristics. The expected term of options granted has been derived based upon the Company’s history of actual exercise behavior and represents the period of time that options granted are expected to be outstanding. Historical data was also used to estimate option exercises and employee terminations. Estimated volatility is based upon the Company’s historical market price at consistent points in a period equal to the expected life of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and the dividend yield is zero. The assumptions outlined in the table below were utilized in the calculations of compensation expense from option grants in the reporting periods reflected.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Risk-free interest rate	2.30%	5.00%	2.00%	5.00%
Expected life	6.0 years	6.0 years	6.0 Years	6.0 Years
Expected volatility	35%	35%	35%	35%
Expected dividend yield	none	none	none	none
Grant date fair value	$0.43	$0.59	$0.38	$0.62

     The following table summarizes the stock option activity for the six-month period ended June 30, 2008:

	Options	Weighted	Weighted
	and	Average	Average
	Warrants	Exercise	Remaining
	Outstanding	Price	Contractual Life
Outstanding at beginning of period	11,768,886	$1.47	2.2 Years
Warrants granted	31,540	1.25
Warrants expired/cancelled	(1,262,857)	1.73
Warrants exercised	(212,697)	1.05
Options granted	385,000	1.07
Options expired/cancelled	—
Options exercised	—	—	—

Outstanding at June 30, 2008	10,709,872	$1.43	2.4 Years
Outstanding exercisable at June 30, 2008	9,810,574	$1.44	1.9 Years
     As of June 30, 2008, the Company had approximately $327,000 of unrecognized compensation cost related to non-vested share-based compensation that is anticipated to be recognized over a weighted average period of approximately 1.1 years. Estimated remaining compensation expense related to existing share-based plans is $118,000, $155,000, $46,000 and $8,000 for the years ended December 31, 2008, 2009, 2010, 2011 and thereafter, respectively.

     At June 30, 2008, the aggregate intrinsic value of warrants and options outstanding was $15,291,000 and the aggregate intrinsic value of options exercisable was $14,157,000. Holders of warrants in the Company’s stock exercised 212,697 warrants during the six months ended June 30, 2008 and the Company received approximately $123,000 in cash from these transactions. The total fair value of options vested during the same three and six-month period was approximately $75,000.
     Use of Estimates
     The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that impact the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews its estimates, including but not limited to, purchased transportation, outstanding insurance claims, other accrued expenses, recoverability of long-lived assets, recoverability of prepaid expenses, and allowance for doubtful accounts, on a regular basis and makes adjustments based on historical experiences and existing and expected future conditions. These evaluations are performed and adjustments are made as information is available. Management believes that these estimates are reasonable and each has been discussed with the audit committee; however, actual results could differ from these estimates.
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

Income Taxes
     Taxes on income are provided in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax basis of particular assets and liabilities, and the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the enactment date. A valuation allowance is provided to offset the net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated its tax position and concluded no valuation allowance on its deferred tax assets is required, as of June 30, 2008. The Company had gross federal net operating loss carry forwards of approximately $5,400,000 as of December 31, 2007. Based upon the pre-tax income reported in the first six months of 2008, the Company estimates these loss carry forwards have been reduced to approximately $3,000,000 through June 30, 2008.
     Effective January 01, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB statement number 109.” The company recognized no adjustments in its tax liability as a result of the adoption of FIN 48.
Goodwill
     Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires an annual impairment test for goodwill and intangible assets with indefinite lives. Under the provisions of SFAS No. 142, the first step of the impairment test requires that the Company determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. During the quarter ended June 30, 2008, the Company did not record any impairments to its goodwill. In the future, the Company will perform the annual test during its fiscal third quarter unless events or circumstances indicate impairment of the goodwill may have occurred before that time.
     The Company added $8,303,000 of Goodwill during the six months ended June 30, 2008, as a result of the acquisition of certain assets from Concert Group Logistics, LLC. The Company is currently awaiting the results of an independent valuation. Based upon the results of this independent valuation, the allocation of goodwill and intangible assets could change. The Company anticipates that the valuation will be completed during the third quarter of 2008.
Identified Intangible Assets
     The Company follows the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. During the three and six-month periods ended June 30, 2008, there was no impairment of intangible assets.
     The Company added $3,000,000 of Identified Intangible Assets during the six months ended June 30, 2008, based upon the acquisition of assets from Concert Group Logistics, LLC. The Company is currently awaiting the results of an independent valuation. Based upon the results of this independent valuation, this amount could change. The Company anticipates that the valuation will be completed during the third quarter of 2008. Pending the completion of the independent valuation, the Company has begun to amortize the intangible assets over a range of lives ranging from 3-15 years. In the quarter ended June 30, 2008, the Company recorded $100,000 of amortization expense related to these intangible assets.

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Net income	$774,000	$754,000	$1,417,000	$1,215,000
Basic weighted shares outstanding	31,723,787	26,706,100	30,883,946	26,574,016
Basic earnings per share	$0.02	$0.03	$0.05	$0.05

     Diluted Earnings per Share — Diluted earnings per common share are computed by dividing net income by the combined weighted average number of shares of common stock outstanding and dilutive options outstanding during the period. The numerators, denominators and diluted earnings per share are outlined in the table below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$774,000	$754,000	$1,417,000	$1,215,000
Basic weighted shares outstanding	31,723,787	26,706,100	30,883,946	26,574,016
Dilutive options and warrants	344,185	803,628	341,430	791,522

Diluted weighted shares outstanding	32,067,972	27,509,728	31,225,376	27,365,538
Diluted earnings per share	$0.02	$0.03	$0.05	$0.04
     Stock and Warrants Granted — During the six-month period ended June 30, 2008, the Company issued 4,990,768 shares of its common stock, granted 31,540 warrants to the holders of convertible securities originally issued during 2003, and issued 385,000 options to purchase stock to members of management and the Board of Directors. The warrants issued carry a weighted average exercise price of $1.25 per share and a maturity date of July 2008.
2. Recent Accounting Pronouncements
In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141 (R)”). SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be indentified for each business combination. In general, the statement 1) broadens the guidance of SFAS No. 141, extending its applicability to all events where one entity obtains control over one or more other businesses, 2) broadens the use of fair value measurements used to recognize the assets acquired and liabilities assumed, 3) changes the accounting for acquisition related fees and restructuring costs incurred in connection with an acquisition, and 4) increased required disclosures. The Company is required to apply SFAS No. 141(R) prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Earlier application is not permitted.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains or losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not record an adjustment within its financial statements as a result of adopting the provisions of SFAS No. 159, as of June 30, 2008 and does not currently anticipate a material impact upon its financial statements in future periods as a result of this pronouncement.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”, which defines fair value, establishes a framework for consistently measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007. The Company did not record an adjustment within its financial statements as a result of adopting the provisions of SFAS No. 157 as of June 30, 2008 and does not currently anticipate a material impact upon its financial statements in future periods as a result of this pronouncement.
     Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA and the SEC did not or are not believed by the Company’s management to have a material impact on the Company’s current or future financial statements.
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
     The transaction provides for additional consideration of up to $2.0 million to be paid at the end of 2008, provided certain performance criteria are met within the Company’s new subsidiary. Of this amount, $500,000 is guaranteed by the Company to the former owners of Concert Group Logistics, LLC, subject to the right of offset by the Company for certain balance sheet and unrecorded liability provisions contained within the agreement. This $500,000 guaranteed amount has been included within the Company’s current liabilities within the consolidated balance sheet as of June 30, 2008. In the event the remaining $1.5 million is not earned in 2008, the balance of additional consideration will be payable at the end of 2009, provided the new subsidiary meets certain cumulative performance provisions for the years of 2008 and 2009.
     The acquisition was accounted for as a purchase and the results of operations of the acquired businesses have been included within the Company’s consolidated financial statements from January 1, 2008 forward.
The following unaudited information presents the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. The Company is in the process of obtaining an independent third-party final valuation analysis of the assets acquired, and based upon final review of the valuation; these preliminary allocations are subject to change. The valuation is anticipated to be completed during the third quarter of 2008:

Current assets	$6,622,000
Fixed assets	415,000
Other long-term assets	872,000
Identified intangible assets	3,000,000
Goodwill	8,303,000

Total assets acquired	19,212,000
Current liabilities assumed	4,704,000

Net assets acquired	$14,508,000

Identifiable intangible assets acquired include: Employment contracts of $500,000, Concert Group Logistics station network $1,500,000, and Concert Group Logistics trade name $1,000,000.
The following unaudited proforma consolidated financial information is presented as if the acquisition of Concert Group Logistics occurred on January 1, 2007.

	Three Months Ended		Six Months Ended
		June 30,		June 30,
	June 30,	2007	June 30,	2007
	2008	(Pro forma)	2008	(Pro forma)
Operating revenues	$30,925,000	$26,275,000	$55,931,000	$47,750,000
Operating expenses	25,985,000	21,632,000	46,565,000	39,139,000
Gross margin	4,940,000	4,643,000	9,366,000	8,611,000
Selling, general and administrative expenses	3,524,000	2,983,000	6,804,000	5,964,000
Net Income applicable to common stock	774,000	1,095,000	1,417,000	1,745,000

Earnings per share:
Basic	0.02	0.04	0.05	0.06
Diluted	0.02	0.03	0.05	0.05

Weighted Average common shares outstanding
Basic weighted average common shares outstanding	31,723,787	31,506,100	30,883,946	31,374,016
Diluted weighted average common shares outstanding	32,067,972	32,309,728	31,225,376	32,165,538

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
Contingent Commitment
     The Company has entered into an agreement with a third-party transportation equipment leasing company which results in a contingent liability. The Company has accounted for this contingency based upon the guidelines contained within FIN Number 45 and in SFAS Number 5. Accordingly, the Company has estimated the maximum amount of the contingent liability to be $51,000 as of June 30, 2008, and has recorded this amount as a reserve within its balance sheet and as an expense within its statement of earnings. The Company periodically evaluates the contingency amount and adjusts the liability based upon the results of those periodic evaluations. Based upon its analysis, the Company estimates that the range in liability that could be realized is between $25,000 and $51,000, as of June 30, 2008.
     In conjunction with the purchase of Concert Group Logistics, the Company entered into a contingent agreement whereby the Company could be required to remit up to $1.5 million to the former owners of CGL, provided certain performance measures are obtained within the CGL operations during 2008 and 2009. For more discussion on the CGL transaction and this contingent commitment, please refer to footnote numbers 3 and 7.

5. Debt
Notes Payable and Capital Leases
     The Company enters into notes payable and capital leases with various third parties from time to time to finance certain operational equipment, real property and other assets used in its business operations. Generally these loans and capital leases bear interest at market rates, and are collateralized with equipment and certain assets of the Company.
     The table below outlines the Company’s notes payable and capital lease obligations as of June 30, 2008 and December 31, 2007.

	Interest rates	Term (months)	As of June 30,	As of December 31, 2007
Notes payable	4%	36	$3,200,000	$—
Capital leases for equipment	18%	24 - 60	60,000	84,000

Total notes payable and capital leases			3,260,000	84,000
Less: current maturities of long-term debt			1,250,000	50,000

Non-current maturities of long term-debt			$2,010,000	$34,000

     The Company recorded interest expense associated with the above debt of $29,000 and $36,000 for the first and second quarters ended March 31, 2008 and June 30, 2008 respectively. For these same periods, the Company recorded gross payments for the debt of $240,000 and $248,000 respectively.
6. Revolving Credit Facilities
     The Company entered into a new credit facility with National City Bank in January, 2008. This facility provides for a receivables based line of credit of up to $11.0 million and a term note of $3.6 million. The Company may draw upon the receivables based line of credit the lessor of $11.0 million or 80% of eligible accounts receivables, less amounts outstanding under letters of credit. To fund the purchase of Concert Group Logistics, LLC, the Company drew $3.6 million on the term facility and $5.4 million on the receivables based line of credit. Substantially all the assets of the Company and its wholly owned subsidiaries (Express-1, Inc., Express-1 Dedicated, Inc., Concert Group Logistics, Inc. and Bounce Logistics, Inc.) are pledged as collateral securing performance under the terms of the commitment. The line bears interest based upon a spread above thirty-day LIBOR with an initial increment of 125 basis points above thirty-day LIBOR for the receivables line and 150 basis point above thirty-day LIBOR for the term note. Amortizing over a thirty-six month period, the term note requires monthly principal payments of $100,000 together with accrued interest be paid until retired. The weighted average rate of interest on the credit facility was approximately 3.9% as of June 30, 2008 and rates are adjusted daily. Available capacity under the facility was approximately $3.05 million as of June 30, 2008, and the facility carried an initial maturity date of June 30, 2009. The credit facility has been subsequently extended with a revised maturity date of May 31, 2010.

7. Related Party Transaction
     In January 2008, in conjunction with the Company’s purchase of substantially all assets of Concert Group Logistics, LLC (“Concert Transaction”), Daniel Para, was appointed to the Board of Directors of the Company. Prior to the completion of the Concert Transaction, Mr. Para served as the Chief Executive Officer of Concert Group Logistics, LLC, and was its largest stockholder. The Company purchased substantially all the assets of Concert Group Logistics, LLC for $9.0 million in cash, 4,800,000 shares of the Company’s common stock and the assumption of certain liabilities. The transaction contains performance targets, whereby the former owners of Concert Group Logistics, LLC can earn up to $2,000,000 of additional consideration ($500,000 is guaranteed, subject to certain rights of set-off), based upon results. For a more detailed discussion of the contingent earn-out provisions, please refer to footnote number 3, elsewhere within this report. As the largest shareholder of Concert Group Logistics, LLC, Mr. Para received, either directly or through his family trusts and partnerships, approximately 85% of the proceeds transferred in the transaction. Immediately after the transaction, Mr. Para became the largest shareholder of the Company, through holdings attributable to himself and Dan Para Investments, LLC.
     In January 2008, in conjunction with the Concert Group Logistics acquisition, the Company entered into a lease on approximately 6,000 square feet of office space located within an office complex at 1430 Branding Avenue, Downers Grove, Illinois 60515. The lease calls for, among other general provisions, rent payments in the amount of $95,000, $98,000, $101,000, $104,000 and $107,000 to be paid for 2008 and the four subsequent years thereafter. The building is owned by an Illinois Limited Liability Company, which has within its ownership group, Daniel Para, the former CEO of Concert Group Logistics, LLC. Mr. Para was appointed to the Board of Express-1 Expedited Solutions, Inc. in January 2008.
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
8. Operating Segments
     The Company has four reportable segments based on the types of services it provides, to its customers: Express-1 Dedicated, which provides dedicated expedite services, Express-1, which provides expedited transportation services throughout North America. Concert Group Logistics, which provides domestic and international freight forwarding services through a network of independently owned stations, and Bounce Logistics which provides premium freight brokerage services for truckload shipments needing a high degree of customer service. Concert Group Logistics and Bounce Logistics became part of the Company’s operation during the first quarter of 2008 and will be reflected within the statements and operating results on a prospective basis.
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
     The schedule below identifies select financial data for each of the business segments.

Express-1 Expedited Solutions, Inc
Segment Data

		Express-1	Concert Group	Bounce	Corporate and
	Express-1	Dedicated	Logistics	Logistics	Other	Eliminations	Consolidated
Three Months Ended June 30, 2008
Revenues	$14,609,000	$1,250,000	$14,492,000	$1,045,000	$—	$(471,000)	$30,925,000
Operating income (loss)	1,440,000	55,000	395,000	(67,000)	(407,000)	—	1,416,000
Depreciation and amortization	178,000	23,000	114,000	2,000	—	—	317,000
Interest expense	—	—	92,000	—	7,000	—	99,000
Tax provision	—	—	117,000	(26,000)	440,000	—	531,000
Goodwill	7,737,000	—	8,303,000	—	—	—	16,040,000
Total Assets	23,783,000	922,000	21,419,000	718,000	1,474,000	(186,000)	48,130,000
Three Months Ended June 30, 2007
Revenues	$12,575,000	$1,267,000	$—	$—	$—	$—	$13,842,000
Operating income (loss)	1,556,000	102,000	—	—	(386,000)	—	1,272,000
Depreciation and amortization	188,000	32,000	—	—	—	—	220,000
Interest expense	—	—	—	—	34,000	—	34,000
Tax provision	—	—	—	—	457,000	—	457,000
Goodwill	5,527,000	—	—	—	—	—	5,527,000
Total Assets	18,490,000	820,000	—	—	3,076,000	—	22,386,000
Six Months Ended June 30, 2008
Revenues	$27,777,000	$2,540,000	$24,963,000	$1,228,000	$—	$(577,000)	$55,931,000
Operating income (loss)	2,694,000	241,000	639,000	(193,000)	(819,000)	—	2,562,000
Depreciation and amortization	345,000	47,000	165,000	2,000	—	—	559,000
Interest expense	—	—	168,000	—	11,000	—	179,000
Tax provision	—	—	182,000	(76,000)	845,000	—	951,000
Goodwill	7,737,000	—	8,303,000	—	—	—	16,040,000
Total Assets	23,783,000	922,000	21,419,000	718,000	1,474,000	(186,000)	48,130,000
Six Months Ended June 30, 2007
Revenues	$22,850,000	$2,485,000	$—	$—	$—	$—	$25,335,000
Operating income (loss)	2,540,000	237,000	—	—	(735,000)	—	2,042,000
Depreciation and amortization	376,000	75,000	—	—	—	—	451,000
Interest expense	—	—	—	—	58,000	—	58,000
Tax provision	—	—	—	—	735,000	—	735,000
Goodwill	5,527,000	—	—	—	—	—	5,527,000
Total Assets	18,490,000	820,000	—	—	3,076,000	—	22,386,000

9. Subsequent Events
          During July 2008, the Company canceled approximately 1.6 million unexercised warrants to purchase shares of its common stock. The warrants were initially issued in conjunction with a private placement completed in July 2003.
          During August 2008, one holder of 759,300 warrants of the Company’s stock exercised its option to convert the warrants into shares of the Company’s common stock in a cashless exercise, according to provisions of a warrant certificate originally issued in 2003. Upon completion of this conversion, the Company issued 179,682 shares of its common stock to the warrant holder to complete this transaction.
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
New Pronouncements
In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141 (R)”). SFAS No. 141(R) retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be indentified for each business combination. In general, the statement 1) broadens the guidance of SFAS No. 141, extending its applicability to all events where one entity obtains control over one or more other businesses, 2) broadens the use of fair value measurements used to recognize the assets acquired and liabilities assumed, 3) changes the accounting for acquisition related fees and restructuring costs incurred in connection with an acquisition, and 4) increased required disclosures. The Company is required to apply SFAS No. 141(R) prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Earlier application is not permitted.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains or losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not record an adjustment within its financial statements as a result of adopting the provisions of SFAS No. 159, as June 30, 2008 and does not currently anticipate a material impact upon its financial statements in future periods as a result of this pronouncement.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”, which defines fair value, establishes a framework for consistently measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007. The Company did not record an adjustment within its financial statements as a result of adopting the provisions of SFAS No. 157 as of June 30, 2008 and does not currently anticipate a material impact upon its financial statements in future periods as a result of this pronouncement.
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
     Our business segments serve a diverse client base within North America. Our Concert Group Logistics business unit also provides international freight forwarding services to customers within other regions of the world. Our premium services are focused on the needs of shippers for reliable same-day, time-critical, special handling, premium truckload brokerage or customized logistics solutions. We also provide aircraft charter services through third-party providers, in support of our customers’ critical shipments.
     Background
     Our operational model generates revenue growth through two primary means. Growth attributable to business volume expansion within our existing operating segments is referred to as “organic” growth. We include within our organic classification only growth from our operations that were part of our consolidated company prior to the start of the current year. For this report, the revenue growth of our Express-1 and Express-1 Dedicated operations are classified as organic. We classify growth from mergers, acquisitions and start-up activities as “acquisition” growth. For growth classification purposes we refer to investments in new businesses and business operations in a similar manner since both activities require some economic investment on the part of the Company. Within this report, the revenue growth from our Concert Group Logistics and Bounce Logistics operations are classified as acquisition growth.
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
     We often refer to the costs of our Board of Directors, our executive team and certain operating costs associated with operating as a public company as “corporate” charges. In addition to the aforementioned items, we also record items such as our income tax provision and other charges that are reported on a consolidated basis within the corporate line item.
     For the three months ended June 30, 2008 compared to the three months ended June 30, 2007
     The table below is provided to allow users of our reports a means to quickly visualize quarterly results within some of our major reporting classifications, and quarter-to-quarter changes i) in dollars, ii) in percentage and iii) the percentage of consolidated revenue for some of the major captions within our financial reports. The table is not intended to replace the financial statements, notes thereto or discussion by our management contained within this report on Form 10-Q and users are encouraged to review those items to gain a better understanding of our financial position and results of operations.

Express-1 Expedited Solutions, Inc.
Summary Financial Table

					Percent of Total
	Three Months Ended June 30,		Quarter to Quarter Change		Segment Revenues
	2008	2007	In Dollars	In Percentage	2008	2007

Revenues
Express-1	$14,609,000	$12,575,000	$2,034,000	16.2%	47.2%	90.8%
Express-1 Dedicated	1,250,000	1,267,000	(17,000)	-1.3%	4.0%	9.2%
Concert Group Logistics	14,492,000	—	14,492,000	—	46.9%	—
Bounce Logistics	1,045,000	—	1,045,000	—	3.4%	—
Intercompany Eliminations	(471,000)	—	(471,000)	—	-1.5%	—

Total Revenues	30,925,000	13,842,000	17,083,000	123.4%	100.0%	100.0%

Operating Expenses
Express-1	11,250,000	9,290,000	1,960,000	21.1%	36.3%	67.1%
Express-1 Dedicated	1,060,000	1,038,000	22,000	2.1%	3.4%	7.5%
Concert Group Logistics	13,232,000	—	13,232,000	—	42.8%	—
Bounce Logistics	914,000	—	914,000	—	3.0%	—
Intercompany Eliminations	(471,000)	—	(471,000)	—	-1.5%	—

Total Operating Expenses	25,985,000	10,328,000	15,657,000	151.6%	84.0%	74.6%

Gross Margin
Express-1	3,359,000	3,285,000	74,000	2.3%	10.9%	23.7%
Express-1 Dedicated	190,000	229,000	(39,000)	-17.0%	0.6%	1.7%
Concert Group Logistics	1,260,000	—	1,260,000	—	4.1%	—
Bounce Logistics	131,000	—	131,000	—	0.4%	—

Total Gross Margin	4,940,000	3,514,000	1,426,000	40.6%	16.0%	25.4%

Selling, General & Administrative
Express-1	1,919,000	1,729,000	190,000	11.0%	6.3%	12.5%
Express-1 Dedicated	135,000	127,000	8,000	6.3%	0.4%	0.9%
Concert Group Logistics	865,000	—	865,000	—	2.8%	—
Bounce Logistics	198,000	—	198,000	—	0.6%	—
Corporate	407,000	386,000	21,000	5.4%	1.3%	2.8%

Total Selling, General & Administrative	3,524,000	2,242,000	1,282,000	57.2%	11.4%	16.2%

Income From Operations
Express-1	1,440,000	1,556,000	(116,000)	-7.5%	4.6%	11.2%
Express-1 Dedicated	55,000	102,000	(47,000)	-46.1%	0.2%	0.7%
Concert Group Logistics	395,000	—	395,000	—	1.3%	—
Bounce Logistics	(67,000)	—	(67,000)	—	-0.2%	—
Corporate	(407,000)	(386,000)	(21,000)	5.4%	-1.3%	-2.8%

Total Income From Operations	1,416,000	1,272,000	144,000	11.3%	4.6%	9.2%

Interest Expense	99,000	34,000	65,000	191.2%	0.3%	—
Other Expense	12,000	27,000	(15,000)	-55.6%	0.0%	0.2%

Income Before Tax	1,305,000	1,211,000	94,000	7.8%	4.2%	8.7%

Tax Provision	531,000	457,000	74,000	16.2%	1.7%	3.3%

Total Net Income	$774,000	$754,000	$20,000	2.7%	2.5%	5.4%

Consolidated Results
     The composition of our consolidated results continued to change during the second quarter of 2008 compared to the same period in 2007. The impact of our CGL acquisition is the primary catalyst behind this evolution that started at the beginning of 2008. We anticipate our Express-1, CGL and Bounce operations to grow significantly in future periods, which will continue to change the historical relationship between operating revenue, direct expenses, gross margin and selling, general and administrative expenses, based upon the mix of business generated from each of our business units on a prospective basis.
     Approximately 91% of our increase in consolidated revenue during the second quarter of 2008 was due to acquisition growth stemming from our CGL and Bounce operations. Our Express-1 operations contributed 12% to our increase in consolidated revenue during the period, while our Express-1 Dedicated operations experienced a slight decline in revenue. Charges related to cross-selling between each of our units accounted for 3% of total revenue growth for the period and were eliminated from the consolidated revenue growth numbers. Cross-selling most commonly arises when Express-1 or Bounce accepts a load on behalf of one of our other business segments, thereby becoming a provider of services to its affiliate.
     Operating costs within each of our business units continued to be impacted during the second quarter of 2008 by general rate compression from within the domestic transportation markets compared to the same period in 2007. Decreases in rates charged to some of our customer accounts were not completely passed on to our providers of purchased transportation and to our fleet of independent contractors. In addition to this rate compression and its impact on our businesses, the relative percentage of our revenues derived from fuel surcharges increased. Since most of the revenue we receive as fuel surcharges is passed along as payments to providers of transportation services including our fleet of independent contractors, changes in the proportion of our revenue derived from fuel has the impact of increasing our direct costs as a percentage of revenue.
     With the acquisition of CGL and the start-up of Bounce, our historical relationship between operating costs and associated revenue has changed. Both CGL and Bounce have slightly different, but complementary, business models from our traditional reporting segments, Express-1 and Express-1 Dedicated. As a result, our operational cost is anticipated to range between 80% and 85% of associated revenue on a prospective basis. During the second quarter of 2008, our operating costs represented 84% of consolidated revenue, which is in line with our anticipated shift in the ratio of these costs to our revenue.

     We anticipate gross margin will range between 15% and 20% in subsequent periods during 2008, based upon the proportion of consolidated revenue derived from each of our operating segments in those periods. Changes in the mix of business volume and associated costs derived from each of our business units will impact this range of estimated gross margin. During the second quarter of 2008, gross margin represented 16% of our consolidated revenues, which is also in line with our anticipated shift in the ratio of gross margin as a percentage of revenue.
     Selling, general and administrative expenses increased primarily due to the acquisition of CGL and the start-up of Bounce Logistics, with 83% of the increase in SG&A during the second quarter of 2008 being derived from these two business units. Within our Express-1 and Express-1 Dedicated business units and within our Corporate classification, the combined SG&A increase accounted for 17% of the increase within our consolidated SG&A. Our non-asset business model typically allows us to hold SG&A expenses, the largest of which are wages and associated costs, to a slower rate of growth than that of our revenue. Within the second quarter of 2008, SG&A expenses increased by 57% from levels of the second quarter of 2007. This rate of increase is significantly slower than the 123% rate of growth within revenue and contributes to the operating leverage within our business model.
     Our consolidated income from operations improved in the second quarter of 2008 due to the inclusion of CGL in the current period. Within our other business units, income from operations declined for the period. The decrease in income within our operating units was primarily due to the softness within the domestic economy and the resulting impact on rates charged to our customers. Within our Bounce operations, we incurred some additional start-up expenses associated with ramping up this business unit. These costs were primarily related to wages and other back office costs associated with building the organization. Start-up costs within the Bounce operation and some annual expenses associated with the CGL operations unfavorably impacted income from operations, and are not anticipated to continue for the remainder of 2008.
     The rate of increase within our net income was lower than the rate of increase within our operating income, due in part to our interest expense and also to increases within our effective income tax rates. Our interest charges have increased primarily due to the borrowings created to fund the CGL transaction. The weighted average rate of interest charged on our debt obligations was 3.9% as of the end of the second quarter of 2008 and our management team anticipates retiring a significant amount of debt during the balance of 2008. We plan to continue using our tax net operating loss carry forwards to reduce the amount of taxes paid in cash. We paid $173,000 in in estimated taxes in the second quarter.
Express-1
     Our Express-1 segment experienced a 16% increase in revenue, primarily due to the increase in fuel surcharge revenues charged to its customers during the second quarter of 2008 compared to the second quarter of 2007. To a lesser extent, revenue within Express-1 increased due to expansion within its fleet of independent contract drivers, which increased by 18% during the second quarter of 2008 versus the same period in 2007. The positive impact of fleet expansion was mitigated by decreases within the rates of revenue charged for expedited services. Express-1 continued to experience weakness within the automotive portion of its business during the second quarter of 2008. Offsetting this were strong increases from within Express-1’s international business and expansion of its services into some alternative business sectors, such as agricultural products and third-party logistics support. Due primarily to the continued softness in rates, gross margin declined as a percentage of revenue within the second quarter of 2008 versus the same period in 2007. Gross margin dollars increased during the period, which is attributable to the overall increase in revenue. Express-1 experienced an increase within its SG&A expense due to expansion within its headcount and associated wages during the second quarter of 2008, versus the same period in 2007. Express-1’s headcount, the cost of which represents the largest component of SG&A within Express-1, increased by approximately 7% on a sequential basis from the end of 2007. Operating income declined during the second quarter of 2008 versus the second quarter of 2007, due primarily to the aforementioned rate compression and its impact on gross margin as well as to the increase within SG&A expenses within the period. Fuel surcharge revenue within Express-1 was $2,699,000 during the second quarter of 2008 versus $1,147,000 in the second quarter of 2007.

Express-1 Dedicated
     Express-1 Dedicated revenues decreased slightly during the second quarter of 2008 compared to the same period of the prior year. This primarily resulted from a decrease in the number of routes covered by Express-1 Dedicated for its largest customer. The routes were reduced in cooperation with the customer, in an attempt to reduce overall cost of managing the contract. Fuel surcharge increased by 51% during the period and mitigated the impact of this reduction in dedicated routes. Operating expenses increased primarily due to increases within the cost of rental equipment and fuel costs associated with operating the fleet. Due to the lack of a long term agreement with the contract customer, the management of Express-1 Dedicated has shifted to the use of shorter term rental equipment to mitigate some risk associated with the continuity of service. The management team remains focused on controlling its SG&A expenses in the face of an inflationary economy, which is anticipated to help Express-1 Dedicated remain profitable even with some reduction in overall services. While SG&A has increased within the quarter, it has been relatively flat for the full year and is not expected to continue to rise significantly throughout the balance of 2008. Fuel surcharges accounted for $227,000 of Express-1 Dedicated revenues in the second quarter of 2008 compared to $150,000 in the second quarter of 2007.
Concert Group Logistics
     Comparisons of quarter-over-quarter results within our Concert Group Logistics segment are difficult, due to the purchase of CGL during the first quarter of 2008 and the previous operation of CGL as a private company. Specific pro-forma results of Concert Group Logistics are provided elsewhere in this report, and should be considered together with these comments.
     Concert Group Logistics revenue was $14.5 million during the second quarter of 2008 and accounted for 47% of our consolidated revenue for the period. CGL successfully increased its penetration of the international freight forwarding market and the portion of revenue derived from international shipments increased from to over 23% of total revenue during the second quarter of 2008. Operating costs, which consists primarily of payments for purchased transportation used to complete the CGL network shipments and payments to independent station owners for commissions (gross profit sharing or splits), represented 91% of CGL revenues, which is in line with the historic performance of this business. The resulting gross margin level of 9% of revenue is also in the range of historical levels for this operation. Selling, general and administrative expenses represented 6% of CGL revenue during the period, which is close to the levels we anticipate on a prospective basis. CGL did incur some large expenses within the quarter that are not anticipated to be ongoing during the balance of 2008. Among these were charges associated with an annual customer appreciation meeting and charges associated with an annual station owners meeting. Combined, these charges were approximately $150,000 during the second quarter. Our management anticipates the income from operations within CGL to increase on a prospective basis, as these charges are no longer being absorbed.
Bounce Logistics
     Comparisons of year-over-year results within our new Bounce Logistics segment are not meaningful, since the business originated from conceptual discussion to an operating business during the first quarter of 2008. We absorbed approximately $100,000 of start-up costs associated with staffing and building our Bounce operation, during the second quarter. The Bounce management team has been successful in expanding its operational footprint and developing customer accounts that have resulted in higher rates of revenue than initially anticipated. On a prospective basis, we believe Bounce will become profitable sometime during the last six months of 2008, as the revenue run rate eclipses the point that gross margin exceeds SG&A expenses. The Bounce start-up is viewed by our management team as an investment for future results. We anticipate Bounce results will be much greater beyond 2008 than during this initial year.
     Three months ended June 30, 2008 compared to the proforma three months ended June 30, 2007
     The information presented below is intended only to reflect the proforma results of our Company on a consolidated basis as if the transaction with Concert Group Logistics occurred on January 1, 2007. It should be used in conjunction with the financial statements and footnotes thereto contained elsewhere within this report.
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
Proforma Consolidated Results
     On a pro-forma basis, consolidated revenues increased by $4.7 million or 18% during the second quarter of 2008 compared to the second quarter of 2007. Most of this increase was due to the strong rate of organic growth within our business units, led by growth rates of approximately 16% within the Express-1 and 17% within the CGL operations. Operating costs increased by $4.4 million or

20% during the period. Operating costs consist of payments for purchased transportation, commissions to our independent station network and other costs associated with the generation of our revenues. Operating costs are primarily variable and fluctuate in accordance with changes in our revenues. During the second quarter of 2008, general transportation rates within our transportation markets were down slightly over the prior year. The result of this reduction in non-fuel rates continued to compress of our gross margin. We are not able to generate margins on fuel that are equivalent to those we receive on our general transportation revenue. Consequently, our revenue increase, which was largely comprised of fuel surcharge revenue, did not generate margins similar to those from the prior year. Selling, general and administrative expenses increased by $541,000 or 18% during the second quarter of 2008 versus the same period in 2007. Most of the increase was associated with increases within our Express-1, CGL and Bounce business units. We continue to be focused on maintaining a slower rate of growth within our SG&A expenses than those within our revenues. Pre-tax income decreased by $274,000 or 16% during the period. Net income decreased by $321,000 or 29% during the quarter.
Proforma Concert Group Logistics
     On a proforma basis, our Concert Group Logistics unit increased revenues by $2,059,000 or 17% during the second quarter of 2008 compared to the same period in 2007. It is important to note that Concert Group Logistics reduced the size of its network by four stations in December 2007. With this shrinking from 25 stations to 21 just prior to the completion of the purchase transaction, revenue growth has been negatively impacted on a comparative basis. We have not adjusted the historical proforma numbers to eliminate the prior year revenues associated with these former stations, as we believe such adjustment would not be in keeping with the guidelines for proforma adjustments. CGL has successfully increased its international freight forwarding presence with international business accounting for over 20% of its revenue in the second quarter of 2008, versus approximately 10% in the second quarter of 2007. Concert Group Logistics operating costs increased by $1.9 million or 17% during the first quarter, resulting in an improvement in gross margin of $131,000 or 12% for the period. Selling, general and administrative expenses increased by $124,000 or 17%, principally as a result of the change of operating the business as a private company versus a subsidiary of a our consolidated company. Operating income increased by 16% or $54,000 during the second quarter of 2008 compared to the same period in 2007.
     For the six months ended June 30, 2008 compared to the six months ended June 30, 2007
     The table below is provided to allow users of our reports a means to quickly visualize quarterly actual results within some of our major reporting classifications, and quarter-to-quarter changes i) in dollars, ii) in percentage and iii) the percentage of consolidated revenue for some of the major captions within our financial reports. The table is not intended to replace the financial statements, notes thereto or discussion by our management contained within this report on Form 10-Q and users are encouraged to review those items to gain a better understanding of our financial position and results of operations.

Express-1 Expedited Solutions, Inc.
Summary Financial Table

					Percent of Total
	Six Months Ended June 30,		Year to Year Change		Segment Revenues
	2008	2007	Change	% Change	2008	2007

Revenues
Express-1	$27,777,000	$22,850,000	$4,927,000	21.6%	49.7%	90.2%
Express-1 Dedicated	2,540,000	2,485,000	55,000	2.2%	4.5%	9.8%
Concert Group Logistics	24,963,000	—	24,963,000	—	44.6%	—
Bounce Logistics	1,228,000	—	1,228,000	—	2.2%	—
Intercompany Eliminations	(577,000)	—	(577,000)	—	-1.0%	—

Total Revenues	55,931,000	25,335,000	30,596,000	120.8%	100.0%	100.0%

Operating Expenses
Express-1	21,305,000	16,840,000	4,465,000	26.5%	38.2%	66.5%
Express-1 Dedicated	2,034,000	1,961,000	73,000	3.7%	3.6%	7.7%
Concert Group Logistics	22,716,000	—	22,716,000	—	40.6%	—
Bounce Logistics	1,087,000	—	1,087,000	—	1.9%	—
Intercompany Eliminations	(577,000)	—	(577,000)	—	-1.0%	—

Total Operating Expenses	46,565,000	18,801,000	27,764,000	147.7%	83.3%	74.2%

Gross Margin
Express-1	6,472,000	6,010,000	462,000	7.7%	11.5%	23.7%
Express-1 Dedicated	506,000	524,000	(18,000)	-3.4%	0.9%	2.1%
Concert Group Logistics	2,247,000	—	2,247,000	—	4.0%	—
Bounce Logistics	141,000	—	141,000	—	0.3%	—

Total Gross Margin	9,366,000	6,534,000	2,832,000	43.3%	16.7%	25.8%

Selling, General & Administrative
Express-1	3,778,000	3,470,000	308,000	8.9%	6.7%	13.7%
Express-1 Dedicated	265,000	287,000	(22,000)	-7.7%	0.5%	1.1%
Concert Group Logistics	1,608,000	—	1,608,000	—	2.9%	—
Bounce Logistics	334,000	—	334,000	—	0.6%	—
Corporate	819,000	735,000	84,000	11.4%	1.5%	2.9%

Total Selling, General & Administrative	6,804,000	4,492,000	2,312,000	51.5%	12.2%	17.7%

Income From Operations
Express-1	2,694,000	2,540,000	154,000	6.1%	4.9%	10.0%
Express-1 Dedicated	241,000	237,000	4,000	1.7%	0.4%	0.9%
Concert Group Logistics	639,000	—	639,000	—	1.1%	—
Bounce Logistics	(193,000)	—	(193,000)	—	-0.3%	—
Corporate	(819,000)	(735,000)	(84,000)	11.4%	-1.5%	-2.9%

Total Income From Operations	2,562,000	2,042,000	520,000	25.5%	4.6%	8.1%

Interest Expense	179,000	58,000	121,000	208.6%	0.3%	0.2%
Other Expense	15,000	34,000	(19,000)	-55.9%	0.0%	0.1%

Income Before Tax	2,368,000	1,950,000	418,000	21.4%	4.2%	7.7%

Tax Provision	951,000	735,000	216,000	29.4%	1.7%	2.9%

Total Net Income	$1,417,000	$1,215,000	$202,000	16.6%	2.5%	4.8%

Consolidated Results
     Approximately 86% of our increase in consolidated revenue during the first six months of 2008 was due to acquisition growth stemming from our CGL and Bounce operations. Our Express-1 operations contributed 16% to our increase in consolidated revenue during the period, while our Express-1 Dedicated operations grew slightly and contributed less than 1% to consolidated revenue growth. Charges related to cross-selling between each of our units accounted for just over 2% of total revenue growth for the period and were eliminated from the consolidated revenue growth numbers.
     Operating costs within each of our business units was negatively impacted during the first six months of 2008 by general rate compression from within the domestic transportation markets compared to the same period in 2007. In addition to this rate compression and its impact on our businesses, the relative percentage of our revenues derived from fuel surcharges increased, during the first six months of 2008 versus the same period in 2007. During the first six months of 2008, our operating costs represented 84% of consolidated revenue, which is in line with our anticipated shift in the ratio of these costs to our revenue.
     We anticipate gross margin will range between 15% and 20% in subsequent periods, based upon the proportion of consolidated revenue derived from each of our operating segments in those periods. During the first six months of 2008, gross margin represented 16% of our consolidated revenues, which is in line with our anticipated shift in the ratio of gross margin as a percentage of revenue.
     Selling, general and administrative expenses increased primarily due to the acquisition of CGL and the start-up of Bounce Logistics, with 84% of the increase in SG&A during the first six months of 2008 being derived from these two business units. Within our Express-1 and Express-1 Dedicated business units and within our Corporate classification, the combined SG&A increase accounted for 16% of the increase within our consolidated SG&A. Our non-asset business model typically allows us to hold SG&A expenses, the largest of which are wages and associated costs, to a slower rate of growth than that of our revenue. Within the first six months of 2008, SG&A expenses increased by 52% from levels of first six months of 2007. This rate of increase is significantly slower than the 121% rate of growth within revenue and contributes to the operating leverage within our business model.
     Our consolidated income from operations improved in the first six months of 2008 due to the inclusion of CGL. Within our Express-1 and Express-1 Dedicated business units, income from operations increased by 6% and 1%, respectively. Our Corporate expenses increased by 11% during the first six months of 2008, primarily due to increases in the amount of professional fees and travel associated with the CGL and Bounce additions. Within our Bounce operations, we incurred some start-up expenses associated with developing this business unit, primarily in the form of wages and other back office expenses associated with building the organization.
     The rate of increase within our net income was lower than the rate of increase within our operating income, due in part to our interest expense and also to increases within our effective income tax rates. Our interest charges have increased primarily due to the borrowings created to fund the CGL transaction, and our management team anticipates retiring a significant amount of debt during the balance of 2008. We plan to continue using our tax net operating loss carry forwards to reduce the amount of taxes paid in cash.
Express-1
     Our Express-1 unit experienced a 22% increase in revenue, due in-part to the increase in fuel surcharge revenues charged to its customers during the first half of 2008 versus the first half of 2007. Fuel surcharge revenue increased by approximately 127% during the period. Revenue growth also came from expansion within the Express-1 fleet of independent contract drivers, which increased by 23% during the first six months of 2008 over the same period in 2007. Express-1 experienced weakness within the automotive portion of its business during the first six months of 2008, compounded by an extended strike at one domestic automotive supplier that resulted in multiple automotive plant closings. Mitigating this were strong increases from within its international business and expansion of Express-1 services into some alternative business sectors, such as agricultural products and in support of third-party logistics companies. Due primarily to the continued softness in rates charged to its customers, gross margin declined by about three percentage points of revenue within the first six months of 2008 versus the same period in 2007. Overall, gross margin dollars increased during the same period, which is attributable to the overall increase in revenue. Express-1 experienced an increase within its SG&A expense due to expansion within its headcount and associated wages during the first six months of 2008, versus the same period in 2007. Headcount, which represents the largest component of SG&A within Express-1, increased by approximately 7% on a sequential basis during the first six months of 2007 compared to headcount at December 31, 2007. Operating income increased during the first six months of 2008 versus the same period in 2007, due to the growth in gross margin dollars and the ability to control SG&A expenses to a lower rate of growth. Fuel surcharge revenue within Express-1 was $4,591,000 during the first half of 2008 versus $2,022,000 for the same period in 2007.

Express-1 Dedicated
     Express-1 Dedicated revenues increased slightly during the first six months of 2008 compared to the same period of the prior year. This increase resulted from a rise of 41% in fuel surcharge revenue during the period. The number of routes serviced by Express-1 Dedicated decreased during the first six months of 2008 compared to the same period in 2007. Routes were reduced in cooperation with the customer, in an attempt to reduce overall cost of managing the contract. Direct expenses increased during the first half of 2008 due to increases within the cost of rental equipment and fuel costs associated with operating the fleet. Express-1 Dedicated has shifted to the use of shorter term rental equipment to mitigate some of the risk associated with continuity of service. Our management team remains focused on controlling its SG&A expenses in the face of a weak economy, and SG&A decreased by 8% during the first six months of 2008 compared to the first six months of 2007. Fuel surcharges accounted for $387,000 of Express-1 Dedicated revenues in the first half of 2008 compared to $274,000 for the same period in 2007.
Concert Group Logistics
     Comparisons of quarter-over-quarter results within our new Concert Group Logistics segment are somewhat difficult, due to the purchase of CGL during the first quarter of 2008 and the previous operation of CGL as a private company during 2007. Specific pro-forma results of Concert Group are provided elsewhere in this report, and should be considered together with these comments.
     Concert Group Logistics revenue was $25.0 million during the first six months of 2008 and accounted for 45% of our consolidated revenue for the period. Operating costs, which consists primarily of payments for purchased transportation used to complete the CGL network shipments and payments to independent station owners for commissions (gross profit sharing or splits), represented 91% of CGL revenues, which is in line with the historic performance of this business. The resulting gross margin level of 9% of revenue is also in the range of historical levels for this operation. Selling, general and administrative expenses represented 6% of CGL revenue during the period, which is close to the levels we anticipate on a prospective basis. CGL did incur some large expenses within the first six months of 2008 that are not anticipated to be ongoing during the balance of 2008. Among these were charges associated with operating CGL as a private company during portions of January charges associated with the purchase transaction, charges associated with an annual customer appreciation meeting and those charges related to the annual station owners meeting. Our management anticipates the income from operations within CGL to increase in the latter half of 2008, as these charges are no longer being absorbed.

Bounce Logistics
     Comparisons of year-over-year results within our new Bounce Logistics segment are not meaningful, since the business originated from conceptual discussion to an operating business during the first quarter of 2008. We absorbed approximately $200,000 of start-up costs associated with staffing and building our Bounce operation, during the first six months of 2008. The Bounce management team has been successful in expanding its operational footprint and developing customer accounts that have resulted in higher rates of revenue than initially anticipated. On a prospective basis, we believe Bounce will become profitable sometime during the last six months of 2008, as the revenue run rate grows to a point that gross margin exceeds SG&A expenses.
     Six months ended June 30, 2008 compared to the proforma six months ended June 30, 2007
     The information presented below is intended only to reflect the proforma results of our Company on a consolidated basis as if the transaction with Concert Group Logistics occurred on January 1, 2007. It should be used in conjunction with the financial statements and footnotes thereto contained elsewhere within this report.
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
Proforma Consolidated Results
     On a pro-forma basis, consolidated revenues increased by $8.2 million or 17% during the first six months of 2008 compared to the same period in 2007. Most of this increase was due to the strong rate of organic growth within our business units, led by growth rates of approximately 22% within Express-1 and 11% within our CGL operations. Operating costs increased by $7.4 million or 19% during the period. Operating costs consist of payments for purchased transportation, commissions to our independent station network and other costs associated with the generation of our revenues. Operating costs are primarily variable and fluctuate in accordance with changes in our revenues. During the first six months of 2008, rates within our transportation markets were down slightly over the prior year. The result of this reduction in rates was a continued compression of our gross margin. During the first six months of 2008, much of our revenue increases came as a result of rising fuel prices, which are generally passed along to our customers in the form of fuel surcharges or higher overall rates. Margins on fuel surcharges are much lower than those on our other revenue sources, as these are typically passed along to the providers of our transportation services, including our fleet of contract drivers and third party providers of purchased transportation. Selling, general and administrative expenses increased by $840,000 or 14% during the first six months of 2008 versus the same period in 2007. Most of the increase was associated with increases within our Express-1, CGL and Bounce business units. Within our Express-1 Dedicated unit, SG&A costs were down during the first six months of 2008 on a year-over-year basis. Pre-tax income decreased by $112,000 or 5% during the period. Net income decreased by $328,000 or 19% during the first six months of 2008.
Proforma Concert Group Logistics
     On a proforma basis, our Concert Group Logistics unit increased revenues by $2,548,000 or 11% during the first six months of 2008 compared to the same period in 2007. It is important to note that Concert Group Logistics reduced the size of its network by four stations in December 2007. Due to this reduction from 25 stations to 21 just prior to the completion of the purchase transaction, revenue growth has been negatively impacted on a comparative basis. These four stations accounted for over $4.0 million of 2007 revenues for CGL. We have not adjusted the historical proforma numbers to eliminate the prior year revenues associated with these former stations, as we believe such adjustment would not be in keeping with the guidelines for proforma adjustments. Concert Group Logistics operating costs increased by $2.4 million or 12% during the first six months of 2008, resulting in an improvement in gross margin of $170,000 or 8% for the period. Selling, general and administrative expenses increased by $136,000 or 9%, principally as a result of the change of operating the business as a private company as a subsidiary of our consolidated company. Operating income increased by 21% or $109,000 during the first six months of 2008 compared to the same period in 2007.
          Liquidity and Capital Resources
General
     In January 2008, we completed the purchase of substantially all assets and certain liabilities of Concert Group Logistics, LLC. Total consideration given in the transaction included $9.0 million in cash and the issuance of 4.8 million shares of Express-1 Expedited Solutions, Inc. common stock. This acquisition was financed with proceeds from a new line of credit and term note facility. Our liquidity position changed significantly upon the completion of this purchase transaction. Any analysis of our liquidity and capital resources should take into consideration the impact of this transaction upon our overall cash flows and financial position.

Cash Flow
     As of June 30, 2008, we had $7.9 million of working capital with associated cash and cash equivalents of $1.3 million compared with working capital of $3.8 million and cash of $0.8 million at December 31, 2007. This represents an increase of 108% in working capital during the six-month period.
     During the six months ended June 30, 2008, we generated $1.0 million in cash from operations. The primary uses of cash included an (i) increase of $5.1 million in accounts receivable, and (ii) an increase of $0.1 million in other current assets. The primary sources of cash during the six month period included an (i) and increase of $1.4 million in accounts payable, (ii) an increase of $0.9 million in accrued expenses, and (iii) an increase of $1.4 million in other liabilities.
     Investing activities required approximately $11.4 million during the six months ended June 30, 2008. During the current year, cash was used to i) satisfy earn-out payments to the former owners of Express-1, Inc. and Dasher Express, Inc. in the amount of $2.2 million, ii) purchase $8.5 million in assets related to the purchase of CGL during January 2008, iii) and purchase $0.7 million of property and equipment used in our operations. During the same period in 2007, we i) satisfied an earn out payment related to the Express-1 and Dasher Express acquisitions in the amount of $2.0 million, ii) purchased $0.3 million of property and equipment to be used in our operations, and iii) received a small amount of cash from notes from the sale of a former business unit.
     Financing activities generated approximately $10.9 million for the six-months ended June 30, 2008. During this period, i) cash in the amount of $7.6 million was received from loans and advances on our line of credit, and $3.6 million was received from a term note related to the purchase of CGL, ii) cash in the amount of $0.4 million was used to reduce borrowings on our term facility, and iii) we received $0.1 million, net of expenses, related to the exercise of warrants for our common stock. During the same six months of 2007, we received proceeds of approximately $0.1 million related to borrowings under our credit facility and $0.3 million from the exercise of warrants issued in conjunction with a private placement originally completed in 2003.
Line of Credit
     To ensure that our Company has adequate near-term liquidity, we entered into a new credit facility with National City Bank in January, 2008. This $14.6 million facility provides for a receivables based line of credit of up to $11.0 million and a term debt component of $3.6 million. The Company may draw upon the receivables based line of credit the lesser of $11.0 million or 80% of eligible accounts receivable, less amounts outstanding under letters of credit. To fund the Concert Group Logistics, LLC purchase, the Company drew $3.6 million on the term facility and $5.4 million on the receivables based line of credit. Substantially all the assets of our Company and wholly owned subsidiaries (Express-1, Inc., Express-1 Dedicated, Inc., Concert Group Logistics, Inc. and Bounce Logistics, Inc.) are pledged as collateral securing our performance under the line. The credit facility bears interest based upon a spread above thirty-day LIBOR with an initial increment of 125 basis points above thirty-day LIBOR for the receivables line and 150 basis point above thirty-day LIBOR for the term portion. The term loan amortizes over a thirty-six month period and requires that monthly principal payments of $100,000 together with accrued interest be paid until retired. As of June 30, 2008, the weighted average rate of interest on the credit facility was approximately 3.9% and rates are adjusted daily. Available capacity under the line was approximately $3.1 million as of June 30, 2008. The credit facility carried an initial maturity date of June 30, 2009, and has been amended to extend the maturity date until May 31, 2010.
     We believe that the new credit facility provides adequate capacity to fund our operations, when combined with our anticipated cash generated from operations for the foreseeable future. In the event our operating performance deteriorates, we might find it necessary to seek additional funding sources in the future.
     We had outstanding standby letters of credit at June 30, 2008 of $325,000, related to insurance policies either continuing in force or recently canceled. Amounts outstanding for letters of credit reduce the amount available under our line of credit, dollar-for-dollar.
     Options and Warrants
     We may receive proceeds in the future from the exercise of warrants and options outstanding as of June 30, 2008, in accordance with the following schedule:

	Approximate
	Number of	Approximate
	Shares	Proceeds
Options granted within Stock Compensation Plan	3,451,475	$4,164,000
Warrants issued	7,258,397	11,127,000

Total Outstanding as of June 30, 2008:	10,709,872	$15,291,000

     The following table is provided to allow the users of the financial statements more insight into different groupings of warrants and options. The options and warrants reflected within this table are the same as those above with a different viewpoint. The table is designed to reflect maturity date groupings in rows and ranges of exercise prices in columns.

	<$1.00	$1.00-$1.25	$1.26-$1.50	$1.51-$1.75	$1.76-$2.00	Over $2.00	Total
Q3 2008		2,526,000	1,325,000				3,851,000
Q4 2008		8,000	1,248,000		10,000		1,266,000
Q1 2009		25,000	660,000				685,000
Q2 2009						1,793,000	1,793,000
Q3 2009			75,000				75,000
Q4 2009				30,000			30,000
Thereafter	730,000	1,315,000	965,000				3,010,000

Total	730,000	3,874,000	4,273,000	30,000	10,000	1,793,000	10,710,000
Contractual Obligations
     The table below reflects all contractual obligations of our Company as of June 30, 2008. Included within this table is an earn out amount due to the former ownership group of Concert Group Logistics, LLC in amount of $2,000,000. Of this amount $500,000 is guaranteed, subject to certain rights of set-off by our Company, and is accrued within our consolidated balance sheet. For further discussion of the contingent earnout payment related to the CGL transaction, please refer to footnote 3 contained elsewhere in this report.

	Payments Due by Period
		Less than 1	1 to 3	3 to 5	More than 5
Contractual Obligations	Total	Year	Years	Years	Years
Notes payable	$3,200,000	$1,200,000	$2,000,000	$—	$—
Capital lease for equipment	60,000	50,000	10,000	—	—

Total notes payable and capital leases	3,260,000	1,250,000	2,010,000	—	—
Line of credit	7,624,000	—	7,624,000	—	—
Operating leases	29,000	29,000		—	—
Real estate commitments	1,023,000	305,000	477,000	241,000	—
CGL earn-out obligations	2,000,000	2,000,000	—	—	—

Total contractual cash obligations	$13,936,000	$3,584,000	$10,111,000	$241,000	$—

Acquisition of Concert Group Logistics
     In January 2008, in conjunction with the purchase of the assets of Concert Group Logistics, LLC, the Company entered in a commitment to pay the former owners of that company up to $2,000,000 in additional consideration, provided the Company’s newly formed subsidiary, Concert Group Logistics, Inc. meets certain performance targets during 2008 and 2009. This contingent payment has been included in the above table, which discloses our contractual obligations. Of this $2,000,000 earn out for CGL, $500,000 is not contingent upon CGL’s performance and has been included within the Company’s balance sheet within other current liabilities. The Concert transaction also contained a new operating lease for real estate commitments which has been disclosed in the above table.

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
Interest Rate Risk
     We have interest rate risk, as borrowings under our credit facility are based on variable market interest rates. As of June 30, 2008, we had $10.8 million of variable rate debt outstanding under our credit facility. As of this date, the weighted average variable interest rate on these obligations was 3.9%. A hypothetical 10% increase in our credit facility’s weighted-average interest rate for the three months ended June 30, 2008, would correspondingly decrease our earnings and operating cash flows by approximately $11,000 in the period or $42,000 annually.
Intangible Asset Risk
     We have a substantial amount of intangible assets and are required to perform goodwill impairment tests annually or whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position. Although at June 30, 2008, we believed our intangible assets were recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.
     As of June 30, 2008, we had engaged an unrelated outside independent accounting firm to prepare a valuation analysis of the assets acquired in the Concert Group Logistics transaction. We intend to consider this firm’s analysis, together with our own judgment, in completing our valuation of the assets acquired. It’s possible, based upon the receipt of this outside analysis and the completion of our valuation of the acquired assets, that the assigned values will change. We anticipate the completion of this analysis during the third quarter of 2008.
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
     PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     From time-to-time, the Company is involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended June 30, 2008.

Item 1A. Risk Factors.
     Refer to Item 1A of our annual report (Form 10K) for the year ended December 31, 2007, under the caption “RISK FACTORS” for specific details on factors and events that are not within our control and could affect our financial results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     At various times from January 1, 2008 until June 30, 2008, the Company issued a total of 4,990,768 shares of common stock and issued warrants to purchase a total of 31,540 shares of common stock at an exercise price of $1.25. Of the shares issued, 4,800,000 were issued to the ownership group of Concert Group Logistics, LLC in conjunction with the Company’s purchase of the CGL assets. The remaining 190,768 shares of common stock and the warrants were issued upon the exercise, by a number of individuals, of options to purchase units consisting of shares of the Company’s common stock and warrants.
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
Item 3. Defaults upon Senior Securities.
     The Company’s line of credit contains various covenants pertaining to the maintenance of certain financial ratios. As of June 30, 2008, the Company was in compliance with the ratios required under its revolving credit agreement. No events of default exist on the credit facility as of the filing date.
Item 4. Submission of Matters to a Vote of Security Holders.
     The following two proposals were submitted to the shareholders at the annual meeting held June 11, 2008. All items were approved and ratified by vote at the meeting.
(1)	To elect three members of our Board of Directors

(2)	To ratify the appointment of Pender Newkirk & Company, LLP as independent public accountants for the Company for the year ending December 31, 2008.

	For	Against	Abstentions
1. Election of Directors
Mike Welch - Inside Director	28,398,659	—	91,444
Jay Taylor - Independent Director	28,398,116	—	91,987
Dan Para - Non - Independent Outside Director	28,347,616	—	142,487
2. Appointment of Independent Public Accountants	27,789,239	170,367	530,497
All matters submitted to the shareholders for the vote above, passed and were adopted. No additional matters were submitted to the shareholders for voting during the three-month period ended June 30, 2008
Item 5. Other Information.
     None
Item 6. Exhibits

Exhibit No.	Description
10.1	First amendment to the Employment agreement between the Company and Michael R. Welch, the Company’s Chief Executive Officer, dated July 2, 2008, filed on Form 8-K on July 7, 2008 and incorporated herein by reference.

10.2	Second amendment to employment agreement between the Company and Mark K. Patterson, Chief Financial Officer, dated August 13, 2008.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Express-1 Expedited Solutions, Inc.
/s/ Michael R. Welch
Michael R. Welch
Chief Executive Officer

/s/ Mark K. Patterson
Mark K. Patterson
Chief Financial Officer

Date August 14, 2008

Exhibit Index

Exhibit No.	Description
10.1	First amendment to the Employment agreement between the Company and Michael R. Welch, the Company’s Chief Executive Officer, dated July 2, 2008, filed on Form 8-K on July 7, 2008 and incorporated herein by reference.

10.2	Second amendment to employment agreement between the Company and Mark K. Patterson, Chief Financial Officer, dated August 13, 2008.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)