Form 10-Q
period 2008-09-30
EXPRESS-1 EXPEDITED SOLUTIONS INC
filed 2008-11-14
CIK 1166003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 2008

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The Registrant has 32,035,218 shares of its common stock outstanding as of November 12th, 2008.

Express-1 Expedited Solutions, Inc.
Form 10-Q
Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

Part I — Financial Information
Item 1 — Financial Statements
Express-1 Expedited Solutions, Inc.
Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$1,868,000	$800,000
Accounts receivable, net of allowances of $212,000 and $77,000, respectively	17,119,000	5,663,000
Prepaid expenses	238,000	492,000
Other current assets	887,000	149,000
Deferred tax asset, current	594,000	1,549,000

Total current assets	20,706,000	8,653,000

Property and equipment, net of $2,202,000 and $1,734,000 in accumulated depreciation, respectively	3,226,000	2,312,000

Goodwill	16,040,000	7,737,000
Identified intangible assets, net of $1,586,000 and $1,279,000 in accumulated amortization,	6,647,000	3,950,000
Loans and advances	73,000	104,000
Deferred tax asset, long term	—	377,000
Other long term assets	1,212,000	591,000

Long term assets	27,198,000	15,071,000

Total assets	$47,904,000	$23,724,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,176,000	$892,000
Accrued salaries and wages	598,000	660,000
Accrued acquisition earnouts	—	2,210,000
Accrued expenses, other	2,225,000	861,000
Current maturities of long term debt	1,247,000	50,000
Other current liabilities	1,005,000	199,000

Total current liabilities	11,251,000	4,872,000

Line of credit	8,254,000	—
Notes payable and capital leases, net of current maturities	1,700,000	34,000
Deferred tax liability, long term	250,000
Other long-term liabilities	527,000	616,000

Total long-term liabilities	10,731,000	650,000

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares no shares issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 32,215,218 and 27,008,768 shares issued and 32,035,218 and 26,828,768 shares outstanding	32,000	27,000
Additional paid-in capital	26,298,000	21,152,000
Accumulated deficit	(301,000)	(2,870,000)
Treasury stock, at cost, 180,000 shares held	(107,000)	(107,000)

Total stockholders’ equity	25,922,000	18,202,000

Total liabilities and stockholders equity	$47,904,000	$23,724,000

The accompanying notes are an integral part of the consolidated financial statements.

Express-1 Expedited Solutions, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Revenues
Operating revenue	$32,438,000	$13,359,000	$88,369,000	$38,694,000

Expenses
Operating expenses	27,136,000	10,310,000	73,701,000	29,111,000

Gross margin	5,302,000	3,049,000	14,668,000	9,583,000

Sales, general and administrative expense	3,276,000	2,271,000	10,080,000	6,763,000

Income from operations	2,026,000	778,000	4,588,000	2,820,000

Other expense	21,000	(33,000)	36,000	1,000
Interest expense	94,000	13,000	273,000	71,000

Income before income tax provision	1,911,000	798,000	4,279,000	2,748,000

Income tax provision	759,000	299,000	1,710,000	1,034,000

Net income	$1,152,000	$499,000	$2,569,000	$1,714,000

Earnings per common share
Basic income per common share	0.04	0.02	0.08	0.06
Diluted income per common share	0.04	0.02	0.08	0.06

Weighted average common shares outstanding
Basic weighted average common shares outstanding	31,949,262	26,737,547	31,241,644	26,629,119
Diluted weighted average common shares outstanding	32,318,995	27,321,640	31,540,687	27,349,458
The accompanying notes are an integral part of the consolidated financial statements.

Express-1 Expedited Solutions, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating activities
Net Income	$2,569,000	$1,714,000

Adjustments to reconcile net income to net cash from operating activities
Provisions for allowance for doubtful accounts	12,000	(14,000)
Depreciation & amortization expense	847,000	649,000
Stock compensation expense	135,000	130,000
Loss on disposal of equipment	—	(11,000)
Common stock issued for ESOP	—	123,000

Changes in assets and liabilities, net of effects of acquisition:
Account receivable	(5,227,000)	(883,000)
Other current assets	568,000	(84,000)
Prepaid expenses	346,000	64,000
Other assets	374,000	776,000
Accounts payable	(152,000)	(320,000)
Accrued expenses	704,000	792,000
Accrued salary and wages	—	(85,000)
Other liabilities	1,307,000	330,000

	(1,086,000)	1,467,000

Cash provided by operating activities	1,483,000	3,181,000

Investing activities

Acquisition of business, net of cash acquired	(8,489,000)	—
Payment of acquisition earn-out	(2,210,000)	(1,960,000)
Payment for purchases of property and equipment	(1,010,000)	(408,000)
Proceeds from sale of assets	8,000	84,000
Proceeds from notes receivable	—	18,000

Cash flows used by investing activities	(11,701,000)	(2,266,000)

Financing activities

Credit line, net activity	8,254,000	(1,056,000)
Proceeds from debt for acquisition	3,600,000	—
Payments of debt	(736,000)	(121,000)
Proceeds from issuance of equity, net	168,000	291,000

Cash flows provided (used) by financing activities	11,286,000	(886,000)

Net increase in cash and cash equivalents	1,068,000	29,000
Cash and cash equivalents, beginning of period	800,000	79,000

Cash and cash equivalents, end of period of period	$1,868,000	$108,000

Supplemental disclosure of noncash activities:
Cash paid during the period for interest	$238,000	$79,000
Cash paid during the period for income taxes	267,000	49,000

Acquisition of assets and liabilities of Concert Group Logistics:
Cash	671,000
Accounts receivable purchased	5,856,000
Prepaid expenses	95,000
Property and equipment	415,000
Other assets	872,000
Goodwill and other identified intangibles	11,303,000
Liabilities assumed	(4,704,000)

Total purchased price	14,508,000
Less equity issued	(4,848,000)
Less payable issued	(500,000)
Less cash acquired	(671,000)

Net cash paid	$8,489,000

The accompanying notes are an integral part of the consolidated financial statements.

Express-1 Expedited Solutions, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2008
(Unaudited)

					Additional	Accumulated
	Common Stock		Treasury Stock		Paid In	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance December 31, 2007	27,008,768	$27,000	(180,000)	$(107,000)	$21,152,000	$(2,870,000)	$18,202,000
Issuance of stock for exercise of warrants	406,450				168,000		168,000
Issuance of common stock	4,800,000	5,000			4,843,000		4,848,000
Stock option expense					135,000		135,000
Net income						2,569,000	2,569,000

Balance September 30, 2008	32,215,218	$32,000	(180,000)	$(107,000)	$26,298,000	$(301,000)	$25,922,000

The accompanying notes are an integral part of the consolidated financial statements.

Express-1 Expedited Solutions, Inc.
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2008 and 2007
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
     The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position at September 30, 2008 and December 31, 2007 and results of operations for the three and nine-month periods ended September 30, 2008 and 2007. The preparation of the financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates.
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
Revenue Recognition
     Within the Company’s Express-1, Express-1 Dedicated and Bounce Logistics business units, revenue is recognized primarily at the point in time delivery is completed on the freight shipments it handles; with related costs of delivery being accrued as incurred and expensed within the same period in which the associated revenue is recognized. For these business units, the Company uses the following supporting criteria to determine revenue has been earned and should be recognized: i) persuasive evidence that an arrangement exists, ii) services have been rendered, iii) the sales price is fixed and determinable and iv) collectability is reasonably assured.
     Within its Concert Group Logistics business unit, the Company utilizes an alternative point in time to recognize revenue. Concert Group Logistics revenue and associated operating expenses are recognized on the date the freight is picked up from the shipper. This alternative method of revenue recognition is not the preferred method of revenue recognition as prescribed within Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Issue No. 91-9 Revenue and Expense Recognition for Freight Services in Progress (“EITF N. 91-9”). This alternative method recognizes revenue and associated expenses prior to the point in time that all services are completed. The use of this method does not result in a material difference from one of the more preferred methods as identified in EITF No. 91-9. The Company has evaluated the impact of this alternative method on its consolidated financial statements and concluded that the impact is immaterial to the financial statements.
     Revenue is reported by the Company on a gross basis in accordance with release 99-19 from the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB), Reporting Revenue Costs as a Principal versus Net as an Agent. The following facts justify our position of reporting revenue on a gross basis:
•	The Company is the primary obligor and is responsible for providing the service desired by the customer.

•	The customer holds the Company responsible for fulfillment including the acceptability of the service (Requirements may include, for example, on-time delivery, handling freight loss and damage claims, establishing pick-up and delivery times, and tracing shipments in transit. ).

•	The Company has discretion in setting sales prices and as a result, its earnings vary.

•	The Company has discretion to select its drivers, contractors or other transportation providers (collectively, “service providers”) from among thousands of alternatives, and

•	The Company bears credit risk for all of its receivables.
     We believe that these factors support our position of reporting revenue on a gross basis.
Stock-Based Compensation
     The Company accounts for share-based compensation in accordance with Statement of Financial Accounting Standard (SFAS) Number 123R, Share-Based Payment, which was adopted January 1, 2006, utilizing the modified prospective method.
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
     Options generally become fully vested three to five years from the date of grant and expire five to ten years from the grant date. During the nine-month period ended September 30, 2008, the Company granted 385,000 options to purchase shares of its common stock pursuant to its stock option plan as amended, respectively. As of September 30, 2008, the Company had 2,248,000 shares available for future stock option grants under its existing plan.
     The weighted-average fair value of each stock option recorded in expense for the three and nine-month periods ended September 30, 2008 and 2007 was estimated on the date of grant using the Black-Scholes option pricing model and amortized over the vesting period of the underlying options. The Company has used one grouping for the assumptions, as its option grants are primarily basic with similar characteristics. The expected term of options granted has been derived based upon the Company’s history of actual exercise behavior and represents the period of time that options granted are expected to be outstanding. Historical data was also used to estimate option exercises and employee terminations. Estimated volatility is based upon the Company’s historical market price at consistent points in a period equal to the expected life of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and the dividend yield is zero. The assumptions outlined in the table below were utilized in the calculations of compensation expense from option grants in the reporting periods reflected.

	Nine Months Ended
	September 30,
	2008	2007
Risk-free interest rate	2.00%	5.00%
Expected life	6.0 Years	6.0 Years
Expected volatility	35%	35%
Expected dividend yield	none	none
Grant date fair value	$0.38	$0.62

     The following table summarizes the stock option activity for the nine-month period ended September 30, 2008:

	Options	Weighted	Weighted
	and	Average	Average
	Warrants	Exercise	Remaining
	Outstanding	Price	Contractual Life

Outstanding at December 31, 2007	11,768,886	$1.47	2.2 Years
Warrants granted	31,540	1.25
Warrants expired/cancelled	(4,318,739)	1.44
Warrants exercised	(1,007,997)	1.04
Options granted	385,000	1.07
Options expired/cancelled	—
Options exercised	—	—	—

Outstanding at September 30, 2008	6,858,690	$1.53	3.4 Years
Outstanding exercisable at September 30, 2008	6,121,405	$1.56	2.8 Years
     Of the 1,007,997 warrants exercised during the nine-month period ended September 30, 2008, 759,300 warrants were exercised cashlessly by the warrant holder, per the terms of the original warrant issued. These warrants had an exercise price of $1.00 per share, and the Company issued 179,682 shares of its common stock in return for the warrants
     As of September 30, 2008, the Company had approximately $264,000 of unrecognized compensation cost related to non-vested share-based compensation that is anticipated to be recognized over a weighted average period of approximately 1.0 years. Estimated remaining compensation expense related to existing share-based plans is $55,000, $155,000, $46,000 and $8,000 for the years ended December 31, 2008, 2009, 2010, 2011 and thereafter, respectively.
     At September 30, 2008, the aggregate intrinsic value of warrants and options outstanding was $10,495,000 and the aggregate intrinsic value of options exercisable was $9,577,000. Holders of warrants in the Company’s stock exercised 1,007,997 warrants during the nine months ended September 30, 2008 and the Company received approximately $168,000 in cash from these transactions. The total fair value of options vested during the same three month period was approximately $62,000.
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

Income Taxes
     Taxes on income are provided in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax basis of particular assets and liabilities, and the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the enactment date. A valuation allowance is provided to offset the net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated its tax position and concluded no valuation allowance on its deferred tax assets is required, as of September 30, 2008. The Company had gross federal net operating loss carry forwards of approximately $5,400,000 as of December 31, 2007. Based upon the pre-tax income reported in the first nine months of 2008, the Company estimates these loss carry forwards have been reduced to approximately $1,500,000 through September 30, 2008.
     Effective January 01, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation Number 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB statement number 109. The company recognized no adjustments in its tax liability as a result of the adoption of FIN 48.
Goodwill
Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires an annual impairment test for goodwill and intangible assets with indefinite lives. Under the provisions of SFAS No. 142, the first step of the impairment test requires that the Company determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. The Company performed impairment testing during the third quarter and determined that no impairment existed as of September 30 , 2008. In the future, the Company will perform the annual test during its fiscal third quarter unless events or circumstances indicate impairment of the goodwill may have occurred before that time.
The Company added $8,303,000 of goodwill during the nine months ended September 30, 2008, as a result of the acquisition of certain assets from Concert Group Logistics, LLC. The Company expects to finalize the valuation of these purchased assets in the fourth quarter of 2008. Any change in the allocation of goodwill and intangible assets would be measured in the fourth quarter of 2008.
Identified Intangible Assets
     The Company follows the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. During the three and nine-month periods ended September 30, 2008, there was no impairment of intangible assets.
     The Company added $3,000,000 of identified intangible assets during the nine months ended September 30, 2008, based upon the acquisition of certain assets from Concert Group Logistics, LLC. The Company expects to finalize the valuation of these purchased assets in the fourth quarter of 2008. Any change in the amount of identified intangible assets will be measured in the fourth quarter of 2008. Pending the completion of the valuation by the Company in the fourth quarter of 2008, the Company has amortized the intangible assets over a range of lives ranging from 3-15 years. In the quarter ended September 30, 2008, the Company recorded $53,000 of amortization expense related to these assets. The amortization expense for fiscal 2008 through September 30, 2008 for these purchased assets equals $153,000.
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
Earnings Per Share
     Earnings per common share are computed in accordance with SFAS No. 128, Earnings Per Share, which requires companies to present basic earnings per share and diluted earnings per share.
     Basic Earnings per Share — Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The numerators, denominators and basic earnings per share are outlined in the table below.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Net income	$1,152,000	$499,000	$2,569,000	$1,714,000
Basic weighted shares outstanding	31,949,262	26,737,547	31,241,644	26,629,119
Basic earnings per share	$0.04	$0.02	$0.08	$0.06
     Diluted Earnings per Share — Diluted earnings per common share are computed by dividing net income by the combined weighted average number of shares of common stock outstanding and dilutive options outstanding during the period. The numerators, denominators and diluted earnings per share are outlined in the table below.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Net income	$1,152,000	$499,000	$2,569,000	$1,714,000
Basic weighted shares outstanding	31,949,262	26,737,547	31,241,644	26,629,119
Dilutive options and warrants	369,733	584,093	299,043	720,339

Diluted weighted shares outstanding	32,318,995	27,321,640	31,540,687	27,349,458
Diluted earnings per share	$0.04	$0.02	$0.08	$0.06
     Stock and Warrants Granted — During the nine-month period ended September 30, 2008, the Company issued 5,206,450 shares of its common stock, granted 31,540 warrants to the holders of convertible securities originally issued during 2003, and issued 385,000 options to purchase stock to members of management and its Board of Directors. Of the stock issued, 4,800,000 shares were issued in conjunction with the purchase of Concert Group Logistics, and 406,450 shares were issued in conjunction with the exercise of warrants for the Company’s common stock. The 31,540 warrants issued carried a weighted average exercise price of $1.25 per share and a maturity date of July 2008. Various holders of warrants to purchase the Company’s common stock tendered those warrants to the Company together with cash of $168,000 in exchange for the warrant conversions. One holder of 759,300 warrants to purchase the Company’s common stock, exercised those warrants in a cashless conversion and received 179,682 new shares of the Company’s common stock in this exchange.
2. Recent Accounting Pronouncements
In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), Business Combinations (“SFAS No. 141 (R)”). SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be indentified for each business combination. In general, the statement 1) broadens the guidance of SFAS No. 141, extending its applicability to all events where one entity obtains control over one or more other businesses, 2) broadens the use of fair value measurements used to recognize the assets acquired and liabilities assumed, 3) changes the accounting for acquisition related fees and restructuring costs incurred in connection with an acquisition, and 4) increased required disclosures. The Company is required to apply SFAS No. 141(R) prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Earlier application is not permitted.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains or losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not record an adjustment within its financial statements as a result of adopting the provisions of SFAS No. 159, as of September 30, 2008 and does not currently anticipate a material impact upon its financial statements in future periods as a result of this pronouncement.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, which defines fair value, establishes a framework for consistently measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007. The Company did not record an adjustment within its financial statements as a result of adopting the provisions of SFAS No. 157 as of September 30, 2008 and does not currently anticipate a material impact upon its financial statements in future periods as a result of this pronouncement.
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
     The transaction provides for additional consideration of up to $2.0 million to be paid at the end of 2008, provided certain performance criteria are met within the Company’s new subsidiary. Of this amount, $500,000 is guaranteed by the Company to the former owners of Concert Group Logistics, LLC, subject to the right of offset by the Company for certain balance sheet and unrecorded liability provisions contained within the agreement. This $500,000 guaranteed amount has been included within the Company’s current liabilities within the consolidated balance sheet as of September 30, 2008. In the event the remaining $1.5 million is not earned in 2008, the balance of additional consideration will be payable at the end of 2009, provided the new subsidiary meets certain cumulative performance provisions for the years of 2008 and 2009.

     The company accounted for the acquisition as a purchase and the results of operations of the acquired businesses have been included within the Company’s consolidated financial statements from January 1, 2008 forward.
     The following unaudited information presents the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition. The Company expects to finalize its valuation of the purchase and based upon the final results of the valuation; these preliminary allocations are subject to change. The Company expects to complete its valuation in the fourth quarter of 2008:

Current assets	$6,622,000
Fixed assets	415,000
Other long-term assets	872,000
Identified intangible assets	3,000,000
Goodwill	8,303,000

Total assets acquired	19,212,000
Current liabilities assumed	4,704,000

Net assets acquired	$14,508,000

Preliminary analysis of the identifiable intangible assets acquired include: Employment contracts of $500,000, Concert Group Logistics station network $1,500,000, and Concert Group Logistics trade name $1,000,000.
The following unaudited proforma consolidated financial information is presented as if the acquisition of Concert Group Logistics occurred on January 1, 2007.

	Three Months Ended		NineMonths Ended
		September 30,		September 30,
	September 30,	2007	September 30,	2007
	2008	(Pro forma)	2008	(Pro forma)
Operating revenues	$32,438,000	$25,537,000	$88,369,000	$73,287,000
Operating expenses	27,136,000	21,275,000	73,701,000	60,414,000
Gross margin	5,302,000	4,262,000	14,668,000	12,873,000
Selling, general and administrative expenses	3,276,000	3,017,000	10,080,000	8,981,000
Net Income applicable to common stock	1,152,000	917,000	2,569,000	2,662,000

Earnings per share:
Basic	0.04	0.03	0.08	0.08
Diluted	0.04	0.03	0.08	0.08

Weighted Average common shares outstanding
Basic weighted average common shares outstanding	31,949,262	31,537,547	31,241,644	31,429,119
Diluted weighted average common shares outstanding	32,318,995	32,121,640	31,540,687	32,149,458
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
Contingent Commitment
     The Company has entered into an agreement with a third-party transportation equipment leasing company which results in a contingent liability. The Company has accounted for this contingency based upon the guidelines contained within FIN Number 45 and in SFAS Number 5. Accordingly, the Company has estimated the maximum amount of the contingent liability to be $51,000 as of September 30, 2008, and has recorded this amount as a reserve within its balance sheet and as an expense within its statement of earnings. The Company periodically evaluates the contingency amount and adjusts the liability based upon the results of those periodic evaluations. Based upon its analysis, the Company estimates that the range in liability that could be realized is between $25,000 and $51,000, as of September 30, 2008.
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
     The table below outlines the Company’s notes payable and capital lease obligations as of September 30, 2008 and December 31, 2007.

	Interest rates	Term (months)	As of September 30, 2008	As of December 31, 2007
Notes payable	4%	36	$2,900,000	$—
Capital leases for equipment	18%	24 - 60	47,000	84,000

Total notes payable and capital leases			2,947,000	84,000
Less: current maturities of long-term debt			1,247,000	50,000

Non-current maturities of long term-debt			$1,700,000	$34,000

     The Company recorded interest expense associated with the above debt of $31,000 for the third quarter ended September 30, 2008 and a year to date expense of $96,000. For these same periods, the Company recorded gross payments for the debt of and $344,000 and $832,000 respectively.
6. Revolving Credit Facilities
     The Company entered into a new credit facility with National City Bank in January, 2008. This facility provides for a receivables based line of credit of up to $11.0 million and a term note of $3.6 million. The Company may draw upon the receivables based line of credit the lessor of $11.0 million or 80% of eligible accounts receivables, less amounts outstanding under letters of credit. To fund the purchase of Concert Group Logistics, LLC, the Company drew $3.6 million on the term facility and $5.4 million on the receivables based line of credit. Substantially all the assets of the Company and its wholly owned subsidiaries (Express-1, Inc., Express-1 Dedicated, Inc., Concert Group Logistics, Inc. and Bounce Logistics, Inc.) are pledged as collateral securing performance under the terms of the commitment. The line bears interest based upon a spread above thirty-day LIBOR with an initial increment of 125 basis points above thirty-day LIBOR for the receivables line and 150 basis point above thirty-day LIBOR for the term note. Amortizing over a thirty-six month period, the term note requires monthly principal payments of $100,000 together with accrued interest be paid until retired. The weighted average rate of interest on the credit facility for the quarter was approximately 3.8%. As of September 30,

2008 our weighted average interest note on our credit facilities was 4.9%. Available capacity under the facility was approximately $2.4 million as of September 30, 2008, and the facility carried an initial maturity date of June 30, 2009. The credit facility has been subsequently extended with a revised maturity date of May 31, 2010.
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
     In August of 2004, the Company acquired Express-1, Inc. and contractually agreed to provide contingent earn-out payments to the former owners of Express-1, provided certain performance goals were achieved. Among the goals were specified revenue growth rates and gross margin requirements. Michael R. Welch and James M. Welch, both Named Executive Officers, were principles in the ownership group of Express-1, Inc. For the years ended December 31, 2005 and 2006, the Company paid $1,500,000 and $1,750,000 respectively to the former owners of Express-1, Inc. under the provisions of the purchase agreement. In each of these periods, the Company accrued the payment within its December 31 balance sheet and made the payment in the subsequent year per the terms of the purchase agreement. For 2007, the Company accrued within its December 31, 2007 balance sheet, $2,000,000 to satisfy the final remaining earn out payment related to the Express-1, Inc. acquisition and subsequently satisfied this obligation through a cash payment during March of 2008.
     The above transactions are not necessarily indicative of amounts, terms and conditions that the Company may have received in transactions with unrelated third parties.
8. Operating Segments
     The Company has four reportable segments, or business units, based on the types of services it provides, to its customers: Express-1 Dedicated, which provides dedicated expedite services, Express-1, which provides expedited transportation services throughout North America, Concert Group Logistics, which provides domestic and international freight forwarding services through a network of independently owned stations, and Bounce Logistics which provides premium freight brokerage services for truckload shipments needing a high degree of customer service. Concert Group Logistics and Bounce Logistics became part of the Company’s operation during the first quarter of 2008 and will be reflected within the statements and operating results on a prospective basis.
     The costs of the Company’s Board of Directors, executive team and certain corporate costs associated with operating as a public company are referred to as “corporate” charges. In addition to the aforementioned items, the Company also commonly records items such as its income tax provision and other charges that are reported on a consolidated basis within the corporate classification item.
     The accounting policies of the units are the same as those described in the summary of significant accounting policies. Substantially all intersegment sales prices are market based. The Company evaluates performance based on operating income of the respective business units.

     The schedule below identifies select financial data for each of the business units.
Express-1 Expedited Solutions, Inc
Segment Data

		Express-1	Concert Group	Bounce	Corporate and
	Express-1	Dedicated	Logistics	Logistics	Other	Eliminations	Consolidated
Three Months Ended September 30, 2008
Revenues	$14,187,000	$1,321,000	$14,341,000	$3,013,000	$—	$(424,000)	$32,438,000
Operating income (loss)	1,737,000	221,000	500,000	2000	(434,000)		2,026,000
Depreciation and amortization	180,000	16,000	87,000	5,000	—		288,000
Interest expense	—	—	87,000	—	7,000		94,000
Tax provision	—	—	—	—	759,000		759,000
Goodwill	7,737,000	—	8,303,000	—	—		16,040,000
Total Assets	23,659,000	745,000	20,655,000	1,949,000	1,053,000	(157,000)	47,904,000
Three Months Ended September 30, 2007
Revenues	12,052,000	1,307,000	—	—	—		13,359,000
Operating income (loss)	964,000	178,000			(364,000)		778,000
Depreciation and amortization	170,000	28,000	—	—			198,000
Interest expense	—	—	—	—	13,000		13,000
Tax provision	—	—	—	—	299,000		299,000
Goodwill	5,527,000	—	—	—	—		5,527,000
Total Assets	17,775,000	847,000	—	—	2,825,000		21,447,000
Nine Months Ended September 30, 2008
Revenues	41,964,000	3,861,000	39,304,000	4,241,000	—	(1,001,000)	88,369,000
Operating income (loss)	4,431,000	462,000	1,139,000	(191,000)	(1,253,000)		4,588,000
Depreciation and amortization	525,000	63,000	252,000	7,000	—		847,000
Interest expense	—	—	255,000	—	18,000		273,000
Tax provision	—	—			1,710,000		1,710,000
Goodwill	7,737,000	—	8,303,000	—	—		16,040,000
Total Assets	23,659,000	745,000	20,655,000	1,949,000	1,053,000	(157,000)	47,904,000
Nine Months Ended September 30, 2007
Revenues	34,902,000	3,792,000	—	—	—		38,694,000
Operating income (loss)	3,516,000	430,000	—	—	(1,126,000)		2,820,000
Depreciation and amortization	546,000	103,000	—	—	—		649,000
Interest expense	—	—	—	—	71,000		71,000
Tax provision	—	—	—	—	1,034,000		1,034,000
Goodwill	5,527,000	—	—	—	—		5,527,000
Total Assets	$17,775,000	$847,000	$—	$—	$2,825,000		$21,447,000
9. Subsequent Events
     During November 2008, the Company received a letter from the manager of its dedicated contract logistics account, giving the Company notice of its intent to exercise its 120 day notice of cancellation and cease the contract business with the Company in early March, 2009. Based upon the timing of receipt of this letter, the Company is in the early stages of planning for the cessation of this business. This dedicated contract represents approximately 90% of the revenue and business volume the Company conducts through its Express-1 Dedicated business unit. The Company is hopeful that its employees will be extended positions of employment with the new service provider, and has received past assurances that the new service provider will assume the operating lease for the building used for these services. As of September 30, 2008, the Company employed 35 full-time and 3 part-time employees in the business unit.

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
     Within one of our units, Concert Group Logistics, we utilize an alternative point in time to recognize revenue. Within this unit, revenue is recognized and associated direct operating expenses are recognized on the date the freight is picked up from the shipper. Recognition of revenue prior to the completion of services is not a preferred method of revenue recognition as prescribed in Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Issue No. 91-9 Revenue and Expense Recognition for Freight Services in Progress (“EITF No. 91-9”). We believe this practice is common within the freight forwarding industry as well as within other areas of the transportation industry. We have analyzed the impact of this alternative method on the financial statements taken as a whole and determined the difference is immaterial.

New Pronouncements
In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), Business Combinations (“SFAS No. 141 (R)”). SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. In general, the statement 1) broadens the guidance of SFAS No. 141, extending its applicability to all events where one entity obtains control over one or more businesses, 2) broadens the use of fair value measurements used to recognize the assets acquired and liabilities assumed, 3) changes the accounting for acquisition related fees and restructuring costs incurred in connection with an acquisition, and 4) increased required disclosures. The Company is required to apply SFAS No. 141(R) prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Earlier application is not permitted.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities —— Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains or losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not record an adjustment within its financial statements as a result of adopting the provisions of SFAS No. 159, as of September 30, 2008 and does not currently anticipate a material impact upon its financial statements in future periods as a result of this pronouncement.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, which defines fair value, establishes a framework for consistently measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007. The Company did not record an adjustment within its financial statements as a result of adopting the provisions of SFAS No. 157 as of September 30, 2008 and does not currently anticipate a material impact upon its financial statements in future periods as a result of this pronouncement.
     Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA and the SEC did not or are not believed by the Company’s management to have a material impact on the Company’s current or future financial statements.
Executive Summary
     Express-1 Expedited Solutions, Inc. (the “Company,” “we,” “our” and “us”), a Delaware corporation, is a transportation services organization focused upon premium logistics solutions provided through one of its non-asset based or asset-light operating units. The Company’s operations are provided through four distinct but complementary reporting units, each with its own business unit leader —— President. Our wholly owned subsidiaries include, Express-1, Inc. (“Express-1”), Express-1 Dedicated, Inc. (“Express-1 Dedicated” or “Evansville”), Concert Group Logistics, Inc. (“Concert Group Logistics” or “CGL”) and Bounce Logistics, Inc. (“Bounce Logistics”, or “Bounce”). These unit operations are more fully outlined in the table below, which reflects the business unit; location of the business unit headquarters office; premium transportation niche served by the unit; and initial date the unit began business within our consolidated company.
     In November 2008, the Company received notice that the primary contract customer within its Express-1 Dedicated operations is planning to change its vendor effective the first of March, 2009. The Company is in the preliminary stages of discussion with this vendor and cannot reasonably estimate the entire impact of this loss on its operations at this time, but anticipates a complete analysis will be completed within the fourth quarter of 2008.

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

     Our business units serve a diverse client base within North America. Our Concert Group Logistics business unit also provides international freight forwarding services to customers within other regions of the world. Our premium services are focused on the needs of shippers for reliable same-day, time-critical, special handling, premium truckload brokerage or customized logistics solutions. We also provide aircraft charter services through third-party providers, in support of our customers’ critical shipments.
Background
     Our operational model generates revenue growth through two primary means. Growth attributable to business volume expansion within our existing operating units is referred to as “organic” growth. We include within our organic classification only growth from our operations that were part of our consolidated company prior to the start of the current year. For this report, the revenue growth of our Express-1 and Express-1 Dedicated operations are classified as organic. We classify growth from mergers, acquisitions and start-up activities as “acquisition” growth. For growth classification purposes we refer to investments in new businesses and business operations in a similar manner since both activities require some economic investment on the part of the Company. Within this report, the revenue growth from our Concert Group Logistics and Bounce Logistics operations are classified as acquisition growth.
     Throughout our reports, we refer to the impact of fuel on our business. For purposes of these references, we have only considered the impact of fuel surcharge revenues, fuel surcharge payments to contractors and fuel costs associated with two of our business units, Express-1 and Express-1 Dedicated. We feel that this approach, most readily conveys the impact of fuel on the revenues, operating costs and resulting gross margin within our two business units that are most directly impacted by changes in the price of fuel. Within our other two units, Concert Group Logistics and Bounce Logistics, fuel charges to our customers are not commonly negotiated and identified separate and apart from total revenue and the associated cost of transportation resulting from each shipment. We believe this is a common practice within the freight forwarding and freight brokerage business sectors.
     We often refer to the costs of our Board of Directors, our executive team and certain operating costs associated with operating as a public company as “corporate” charges. In addition to the aforementioned items, we also record items such as our income tax provision and other charges that are reported on a consolidated basis within the corporate line item.
     For the three months ended September 30, 2008 compared to the three months ended September 30, 2007
     The table below is provided to allow users of our reports a means to quickly visualize quarterly results within some of our major reporting classifications, and quarter-to-quarter changes i) in dollars, ii) in percentage and iii) the percentage of consolidated revenue for some of the major captions within our financial reports. The table is not intended to replace the financial statements, notes thereto or discussion by our management contained within this report on Form 10-Q and users are encouraged to review those items to gain a better understanding of our financial position and results of operations.

Express-1 Expedited Solutions, Inc.
Summary Financial Table
For the Three Months Ended September 30,
(Unaudited)

	Quarter to Date		Quarter to Quarter Change		Percent of Revenue
	2008	2007	In Dollars	In Percentage	2008	2007
Revenues
Express-1	$14,187,000	$12,052,000	$2,135,000	17.7%	43.7%	90.2%
Express-1 Dedicated	1,321,000	1,307,000	14,000	1.1%	4.1%	9.8%
Concert Group Logistics	14,341,000	—	14,341,000	—	44.2%	—
Bounce Logistics	3,013,000	—	3,013,000	—	9.3%	—
Intercompany Eliminations	(424,000)	—	(424,000)	—	-1.3%	—

Total Revenues	32,438,000	13,359,000	19,079,000	142.8%	100.0%	100.0%

Operating Expenses
Express-1	10,840,000	9,298,000	1,542,000	16.6%	33.4%	69.6%
Express-1 Dedicated	972,000	1,012,000	(40,000)	-4.0%	3.0%	7.6%
Concert Group Logistics	13,127,000	—	13,127,000	—	40.5%	—
Bounce Logistics	2,621,000	—	2,621,000	—	8.1%	—
Intercompany Eliminations	(424,000)	—	(424,000)	—	-1.3%	—

Total Operating Expenses	27,136,000	10,310,000	16,826,000	163.2%	83.7%	77.2%

Gross Margin
Express-1	3,347,000	2,754,000	593,000	21.5%	10.3%	20.6%
Express-1 Dedicated	349,000	295,000	54,000	18.3%	1.1%	2.2%
Concert Group Logistics	1,214,000	—	1,214,000	—	3.7%	—
Bounce Logistics	392,000	—	392,000	—	1.2%	—

Total Gross Margin	5,302,000	3,049,000	2,253,000	73.9%	16.3%	22.8%

Selling, General & Administrative
Express-1	1,610,000	1,790,000	(180,000)	-10.1%	5.0%	13.4%
Express-1 Dedicated	128,000	117,000	11,000	9.4%	0.4%	0.9%
Concert Group Logistics	714,000	—	714,000	—	2.2%	—
Bounce Logistics	390,000	—	390,000	—	1.2%	—
Corporate	434,000	364,000	70,000	19.2%	1.3%	2.7%

Total Selling, General & Administrative	3,276,000	2,271,000	1,005,000	44.3%	10.1%	17.0%

Income From Operations
Express-1	1,737,000	964,000	773,000	80.2%	5.4%	7.2%
Express-1 Dedicated	221,000	178,000	43,000	24.2%	0.7%	1.3%
Concert Group Logistics	500,000	—	500,000	—	1.5%	—
Bounce Logistics	2,000	—	2,000	—	—	—
Corporate	(434,000)	(364,000)	(70,000)	-19.2%	-1.3%	-2.7%

Total Income From Operations	2,026,000	778,000	1,248,000	160.4%	6.2%	5.8%

Interest Expense	94,000	13,000	81,000	623.1%	0.3%	0.1%
Other Expense	21,000	(33,000)	54,000	163.6%	0.1%	-0.2%

Income Before Income Tax Provision	1,911,000	798,000	1,113,000	139.5%	5.9%	6.0%

Tax Provision	759,000	299,000	460,000	153.8%	2.3%	2.2%

Total Net Income	$1,152,000	$499,000	$653,000	130.9%	3.6%	3.7%

Consolidated Results
     The composition of our consolidated results continued to change during the third quarter of 2008 compared to the same period in 2007. The impacts of our CGL acquisition and Bounce start-up are the primary catalysts behind this evolution that started at the beginning of 2008. We anticipate our Express-1, CGL and Bounce operations to grow significantly in future periods, which will continue to change the historical relationship between operating revenue, direct expenses, gross margin and selling, general and administrative expenses, based upon the mix of business generated from each of our business units on a prospective basis.
     Approximately 89% of our increase in consolidated revenue during the third quarter of 2008 was due to acquisition growth stemming from our CGL and Bounce operations. Our Express-1 operations contributed 11% to our increase in consolidated revenue during the period, while our Express-1 Dedicated operations experienced a very slight increase in revenue. Charges related to cross-selling between each of our units accounted for $0.424 million of revenue for the period and were eliminated from the consolidated revenue growth numbers. Cross-selling most commonly arises when Express-1 or Bounce accepts a load on behalf of one of our other business units, thereby becoming a provider of services to its affiliate.
     Operating costs within each of our business units continued to be impacted during the third quarter of 2008 by general rate compression from within the domestic transportation markets compared to the same period in 2007. Decreases in rates charged to some of our customer accounts were not completely passed on to our providers of purchased transportation and to our fleet of independent contractors. In addition to this rate compression and its impact on our businesses, the relative percentage of our revenues derived from fuel surcharges increased. Since most of the revenue we receive as fuel surcharges is passed along as payments to providers of transportation services including our fleet of independent contractors, changes in the proportion of our revenue derived from fuel has the impact of increasing our direct costs as a percentage of revenue.
     With the acquisition of CGL and the start-up of Bounce, our historical relationship between operating costs and associated revenue has changed. Both CGL and Bounce have slightly different, but complementary, business models from our traditional reporting units, Express-1 and Express-1 Dedicated. As a result, our operational cost is anticipated to range between 80% and 85% of associated revenue on a prospective basis. During the third quarter of 2008, our operating costs represented 84% of consolidated revenue, which is in line with our anticipated shift in the ratio of these costs to our revenue.
     We anticipate gross margin will range between 15% and 20% for the full-year of 2008, based upon the proportion of consolidated revenue derived from each of our operating units throughout the year. Changes in the mix of business volume and associated costs derived from each of our business units could impact this range of estimated gross margin. During the third quarter of 2008, gross margin represented 16% of our consolidated revenues, which is also in line with our anticipated shift in the ratio of gross margin as a percentage of revenue.
     Selling, general and administrative expenses increased primarily due to the acquisition of CGL and the start-up of Bounce Logistics, with the preponderance of the increase in SG&A during the third quarter of 2008 being derived from these two business units. Within our Express-1 and Express-1 Dedicated business units and within our Corporate classification, the combined SG&A expense decreased by 4% compared to the prior year. Our non-asset business model typically allows us to hold SG&A expenses, the largest of which are wages and associated costs, to a slower rate of growth than that of our revenue. Within the third quarter of 2008, SG&A expenses increased by 44% from levels of the third quarter of 2007. This rate of increase is significantly slower than the 143% rate of growth within revenue and contributes to the operating leverage within our business model.
     Our consolidated income from operations improved in the third quarter of 2008 due to strong growth in the rate of income within our Express-1 and Express-1 Dedicated units and the inclusion of CGL in the current period. Our Bounce unit continued to experience some costs associated with developing the business model, which we believe will be eliminated in future periods. These costs were related to the development of a small fleet of semi’s working within Bounce and the development of a profit sharing model for the employees within the organization. Development costs within the Bounce operation are not anticipated to continue during future periods.
     The rate of increase within our net income was lower than the rate of increase within our operating income, due in part to our interest expense and also to increases within our effective income tax rates. Our interest charges have increased primarily due to the borrowings created to fund the CGL transaction. The weighted average rate of interest charged on our debt obligations was approximately 4% during the third quarter of 2008 and our management team anticipates retiring debt at a slightly more rapid pace during the balance of 2008. We plan to continue using our tax net operating loss carry forwards to reduce the amount of taxes paid in cash. We paid $67,000 in estimated taxes in the third quarter.
Express-1
     Our Express-1 unit experienced an 18% increase in revenue, primarily due to the increase in fuel surcharge revenues charged to its customers during the third quarter of 2008 compared to the third quarter of 2007. To a lesser extent, revenue within Express-1 increased due to some expansion within its fleet of independent contract drivers and an increase in the number of team units (double occupancy) in its fleet, which increased during the third quarter of 2008 versus the same period in 2007. The positive impact of fleet expansion was mitigated by decreases within the rates of revenue charged for expedited services and rates of equipment utilization, as measured in miles per unit per week. Express-1 continued to experience weakness within the automotive portion of its business during the third quarter of 2008. Offsetting this decline in its automotive business was the continued expansion of new accounts from within less traditional sources of expedites, such as international business and partnerships with Less-Than-Truckload (LTL) transportation companies. In spite of continued softness in rates, margin expanded by approximately 1% during the current period versus the same period in the prior year, primarily due to some enhanced ability to increase margins associated with expedite loads brokered to third party transportation companies. Gross margin dollars increased during the period, which is attributable to the overall increase in revenue and improvement in gross margin rates. Express-1 successfully decreased its SG&A expense by strictly enforcing cost controls during the third quarter of 2008, versus the same period in 2007. Operating income increased during the third quarter of 2008 versus the third quarter of 2007, due primarily to the aforementioned improvement in gross margin and the reduction in SG&A costs. Fuel surcharge revenue within Express-1 was $2,835,000 during the third quarter of 2008 versus $1,162,000 in the third quarter of 2007.
Express-1 Dedicated
     Express-1 Dedicated revenues increased slightly during the third quarter of 2008 compared to the same period of the prior year. This primarily resulted from an increase in fuel surcharge revenue during the period. The number of routes managed for the largest customer of Express-1 Dedicated was reduced in the third quarter of 2008, versus the same three-months of 2007. The route reduction occurred earlier during 2008 and was completed in cooperation with the customer in an attempt to reduce the overall cost of managing the contract. Fuel surcharge revenue increased by 50% during the period and mitigated the impact of this reduction in dedicated routes. Operating expenses decreased slightly due to reductions in the cost of maintaining and operating equipment, which was partially influenced by a reduction in the number of routes serviced. Due to the lack of a long term agreement with the contract customer, the management of Express-1 Dedicated has shifted to the use of shorter term rental equipment to mitigate some risk associated with the continuity of service. The management team remains focused on controlling its SG&A expenses in the face of an inflationary economy, which is anticipated to help Express-1 Dedicated remain profitable even with some reduction in overall services. While SG&A has increased within the quarter, it has been relatively flat for the full year and is not expected to continue to rise significantly throughout the balance of 2008. Fuel surcharges accounted for $227,000 of Express-1 Dedicated revenues in the third quarter of 2008 compared to $150,000 in the third quarter of 2007. Based upon the November 2008 notification from its primary contract customer that the dedicated contract within Express-1 Dedicated will cease in March 2009, the Company is evaluating the impact of this loss on the on-going operations within Express-1 Dedicated. It is not certain that the Express-1 Dedicated operations will continue, after the loss of this contract, since the dedicated contract accounts for approximately 90% of the revenue for the business unit. The Company plans to work with the contract customer and the new service provider to evaluate its alternatives and accordingly will test for any impairments, during the fourth quarter of 2008.
Concert Group Logistics
     Comparisons of quarter-over-quarter results within our Concert Group Logistics unit are difficult, due to the purchase of CGL during the first quarter of 2008 and the previous operation of CGL as a private company. Specific pro-forma results of Concert Group Logistics are provided elsewhere in this report, and should be considered together with these comments.
     Concert Group Logistics revenue was $14.3 million during the third quarter of 2008 and accounted for 44% of our consolidated revenue for the period. CGL successfully increased its penetration of the international freight forwarding market and the portion of revenue derived from international shipments more than doubled to just over 26% of total revenue during the third quarter of 2008. Operating costs, which consists primarily of payments for purchased transportation used to complete the CGL network shipments and payments to independent station owners for commissions (gross profit sharing or splits), represented 91% of CGL revenues, which is in line with the historic performance of this business. The resulting gross margin level of 9% of revenue is also in the range of historical levels for this operation. Selling, general and administrative expenses represented 5% of CGL revenue during the period, which is slightly lower than the level we anticipate on a prospective basis. Our management anticipates the income from operations within CGL to continue to increase on a prospective basis, as the operating leverage associated with operating their national network is absorbed over an increasingly larger base or business volume.
Bounce Logistics
     Comparisons of year-over-year results within our new Bounce Logistics unit are not possible, since the business originated from conceptual discussion to an operating business during the first quarter of 2008. We continued to absorb some development costs during the third quarter of 2008, in the form of fleet expenses and commission payments to the internal sales staff of Bounce Logistics. Based upon some adjustments made in the operational model early in the fourth quarter, we anticipate the profitability of Bounce to be greatly enhanced in subsequent quarters. The Bounce management team has continued to be successful in expanding its operational footprint and developing customer accounts that have resulted in higher rates of revenue and improving margins. The Bounce start-up is viewed by our management team as an investment for future results. We anticipate Bounce results will be much greater beyond 2008 than during this initial year.
     Three months ended September 30, 2008 compared to the proforma three months ended September 30, 2007
     The information presented below is intended only to reflect the proforma results of our Company on a consolidated basis as if the transaction with Concert Group Logistics occurred on January 1, 2007. It should be used in conjunction with the financial statements and footnotes thereto contained elsewhere within this report.
     Proforma adjustments are limited to only those adjustments that are: i) directly attributable to the transaction, ii) factually supportable, iii) expected to have a continuing impact on the Company’s financial results. Adjustments that relate to improvements in operations, cross-selling opportunities and other potential beneficial adjustments have been omitted, based upon the aforementioned criteria for proforma adjustments.
Proforma Consolidated Results
     On a pro-forma basis, consolidated revenues increased by $6.9 million or 27% during the third quarter of 2008 compared to the third quarter of 2007. Much of this increase was due to the strong rate of organic growth within our business units, led by growth rates of approximately 18% within both the Express-1 and CGL operations. Our start-up operation, Bounce Logistics contributed $3.0 million in new revenue or 43% of the total revenue increase on a proforma basis. Operating costs increased by $5.9 million or 28% during the period. Operating costs consist of payments for purchased transportation, commissions to our independent station network and other costs associated with the generation of our revenues. Operating costs are primarily variable and fluctuate in accordance with changes in our revenues. During the third quarter of 2008, general transportation rates within our transportation markets continued to be down slightly over the prior year. The result of this reduction in rates charged for our transportation services was a compression in our gross margin as a percentage of revenue. We are not able to generate margins on fuel that are equivalent to those we receive on our general transportation revenue. Consequently, our revenue increase, which was largely comprised of fuel surcharge revenue, did not generate margins similar to those from the prior year. Selling, general and administrative expenses increased by $259,000 or 9% during the third quarter of 2008 versus the same period in 2007. Most of the increase was associated with increases within our Bounce business unit. Within our other business units, the combined SG&A expenses were down for the period. We continue to be focused on maintaining a slower rate of growth within our SG&A expenses than those within our revenues. Pre-tax income increased by $695,000 or 57% during the period. Net income increased by $235,000 or 26% during the quarter. The differential between the rate of increase in pre-tax earnings and after-tax earnings is principally due to the fact the CGL did not record a tax provision in 2007, as it was operated as a pass-through entity for income tax reporting purposes.
Proforma Concert Group Logistics
     On a proforma basis, our Concert Group Logistics unit increased revenues by $2.2 million or 18% during the third quarter of 2008 compared to the same period in 2007. It is important to note that Concert Group Logistics reduced the size of its network by four stations in December 2007. With this shrinking from 25 stations to 21 just prior to the completion of the purchase transaction, revenue growth has been negatively impacted on a comparative basis. These four closed stations accounted for approximately $5.0 million or approximately 11% of CGL’s revenue during the 2007 period. We have not adjusted the historical proforma numbers to eliminate the prior year revenues associated with these former stations, as we believe such adjustment would not be in keeping with the guidelines for proforma adjustments. CGL has successfully increased its international freight forwarding presence with international business accounting for over 26% of its revenue in the third quarter of 2008, versus approximately 10% in the third quarter of 2007. Concert Group Logistics operating costs increased by $2.2 million or 20% during the third quarter of 2008, resulting in gross margin dollars that were level with the 2007 period. Selling, general and administrative expenses decreased by $32,000 or 4%, principally as a result of concentrated efforts by the entire CGL staff to reduce costs. Operating income increased by 7% or $33,000 during the third quarter of 2008 compared to the same period in 2007.
     For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007
     The table below is provided to allow users of our reports a means to quickly visualize quarterly actual results within some of our major reporting classifications, and quarter-to-quarter changes i) in dollars, ii) in percentage and iii) the percentage of consolidated revenue for some of the major captions within our financial reports. The table is not intended to replace the financial statements, notes thereto or discussion by our management contained within this report on Form 10-Q and users are encouraged to review those items to gain a better understanding of our financial position and results of operations.

Express-1 Expedited Solutions, Inc.
Summary Financial Table
For the Nine Months Ended September 30,
(Unaudited)

	Year to Date — September		Year to Year Change		Percent of Revenue
	2008	2007	In Dollars	In Percentage	2008	2007

Revenues
Express-1	$41,964,000	$34,902,000	$7,062,000	20.2%	47.5%	90.2%
Express-1 Dedicated	3,861,000	3,792,000	69,000	1.8%	4.4%	9.8%
Concert Group Logistics	39,304,000	—	39,304,000	—	44.5%	—
Bounce Logistics	4,241,000	—	4,241,000	—	4.8%	—
Intercompany Eliminations	(1,001,000)	—	(1,001,000)	—	-1.1%	—

Total Revenues	88,369,000	38,694,000	49,675,000	128.4%	100.0%	100.0%

Operating Expenses
Express-1	32,145,000	26,138,000	6,007,000	23.0%	36.4%	67.6%
Express-1 Dedicated	3,006,000	2,973,000	33,000	1.1%	3.4%	7.7%
Concert Group Logistics	35,843,000	—	35,843,000	—	40.6%	—
Bounce Logistics	3,708,000	—	3,708,000	—	4.2%	—
Intercompany Eliminations	(1,001,000)	—	(1,001,000)	—	-1.1%	—

Total Operating Expenses	73,701,000	29,111,000	44,590,000	153.2%	83.4%	75.2%

Gross Margin
Express-1	9,819,000	8,764,000	1,055,000	12.0%	11.1%	22.6%
Express-1 Dedicated	855,000	819,000	36,000	4.4%	1.0%	2.1%
Concert Group Logistics	3,461,000	—	3,461,000	—	3.9%	—
Bounce Logistics	533,000	—	533,000	—	0.6%	—

Total Gross Margin	14,668,000	9,583,000	5,085,000	53.1%	16.6%	24.8%

Selling, General & Administrative
Express-1	5,388,000	5,248,000	140,000	2.7%	6.1%	13.6%
Express-1 Dedicated	393,000	389,000	4,000	1.0%	0.4%	1.0%
Concert Group Logistics	2,322,000	—	2,322,000	—	2.6%	—
Bounce Logistics	724,000	—	724,000	—	0.8%	—
Corporate	1,253,000	1,126,000	127,000	11.3%	1.4%	2.9%

Total Selling, General & Administrative	10,080,000	6,763,000	3,317,000	49.0%	11.4%	17.5%

Income From Operations
Express-1	4,431,000	3,516,000	915,000	26.0%	5.0%	9.1%
Express-1 Dedicated	462,000	430,000	32,000	7.4%	0.5%	1.1%
Concert Group Logistics	1,139,000	—	1,139,000	—	1.3%	—
Bounce Logistics	(191,000)	—	(191,000)	—	-0.2%	—
Corporate	(1,253,000)	(1,126,000)	(127,000)	-11.3%	-1.4%	-2.9%

Total Income From Operations	4,588,000	2,820,000	1,768,000	62.7%	5.2%	7.3%

Interest Expense	273,000	71,000	202,000	284.5%	0.3%	0.2%
Other Expense	36,000	1,000	35,000	3500.0%	0.0%	—

Income Before Income Tax Provision	4,279,000	2,748,000	1,531,000	55.7%	4.8%	7.1%

Tax Provision	1,710,000	1,034,000	676,000	65.4%	1.9%	2.7%

Total Net Income	$2,569,000	$1,714,000	$855,000	49.9%	2.9%	4.4%

Consolidated Results
     Approximately 86% of our increase in consolidated revenue during the first nine months of 2008 was due to acquisition growth stemming from our CGL and Bounce operations. Our Express-1 operations contributed 14% to our increase in consolidated revenue during the period, while our Express-1 Dedicated operations grew slightly and contributed less than 1% to consolidated revenue growth. Charges related to cross-selling between each of our units accounted for just over 2% of total revenue growth for the period and were eliminated from the consolidated revenue growth numbers.
     Operating costs within each of our business units was negatively impacted during the first nine months of 2008 by general rate compression from within the domestic transportation markets compared to the same period in 2007. In addition to this rate compression and its impact on our businesses, the relative percentage of our revenues derived from fuel surcharges increased, during the first nine months of 2008 versus the same period in 2007. During the first nine months of 2008, our operating costs represented 83% of consolidated revenue, which is in line with our anticipated shift in the ratio of these costs to our revenue, due to the addition of Concert Group Logistics and Bounce Logistics to our operational model.
     We anticipate gross margin will range between 15% and 20% in subsequent periods, based upon the proportion of consolidated revenue derived from each of our operating units in those periods. During the first nine months of 2008, gross margin represented 17% of our consolidated revenues, which is also in line with our anticipated shift in the ratio of gross margin as a percentage of revenue, based upon the addition of Concert Group Logistics and Bounce Logistics to our Company.
     Selling, general and administrative expenses increased primarily due to the acquisition of CGL and the start-up of Bounce Logistics, with 92% of the increase in SG&A during the first nine months of 2008 being derived from these two business units. Within our Express-1 and Express-1 Dedicated business units and within our Corporate classification, the combined SG&A increase accounted for 8% of the increase within our consolidated SG&A. Our non-asset business model typically allows us to hold SG&A expenses, the largest of which are wages and associated costs, to a slower rate of growth than that of our revenue. Within the first nine months of 2008, SG&A expenses increased by 49% from levels of first nine months of 2007. This rate of increase is significantly slower than the 128% rate of growth within revenue and contributes to the operating leverage within our business model. Our Corporate expenses increased by 11% during the first nine months of 2008, primarily due to increases in the amount of professional fees and travel associated with the CGL and Bounce additions.
     Our consolidated income from operations improved in the first nine months of 2008 due to the inclusion of CGL and the significant increase in income from operations within our Express-1 unit. Within our Express-1 Dedicated business unit, income from operations increased by less than 1%. We experienced a loss within our Bounce Logistics business unit, associated with the start-up of those operations earlier within 2008.
     The rate of increase within our net income was lower than the rate of increase within our operating income, due in part to our interest expense and also to increases within our effective income tax rates. Our interest charges have increased primarily due to the borrowings created to fund the CGL transaction, and our management team anticipates retiring debt at a slightly more rapid pace during the balance of 2008. We plan to continue using our tax net operating loss carry forwards to reduce the amount of taxes paid in cash. We paid $267,000 in estimated taxes during the first nine months of 2008.
Express-1
     Our Express-1 unit experienced a 20% increase in revenue, due in-part to the increase in fuel surcharge revenues charged to its customers during the first nine months 2008 versus the same period within 2007. Fuel surcharge revenue increased by approximately 133% during the period. Revenue growth also came from expansion within the Express-1 fleet of independent contract drivers and due to ashift in the fleet composition towards more team operated units, which increased by 15% during the first nine months of 2008 over the same period in 2007. Express-1 experienced weakness within the automotive portion of its business during the first nine months of 2008, compounded by an extended strike at one domestic automotive supplier that resulted in multiple automotive plant closings during the earlier part of the year. Recently, Express-1 has experienced continued erosion within the automotive sector of its operations, due to weakness within the U.S. economy and the lack of consumer credit availability due to the U.S. credit crisis. Mitigating this automotive sector erosion, were strong increases from within Express-1’s international business and expansion of Express-1 services into some alternative business sectors, such as agricultural products and in support of third-party logistics companies. Due primarily to the continued softness in rates charged to its customers, gross margin declined by about two percentage points of revenue within the first nine months of 2008 versus the same period in 2007. Overall, gross margin dollars increased during the same period, which is attributable to the overall increase in revenue. Express-1 experienced an increase within its SG&A expense due to expansion within its headcount and associated wages during the first nine months of 2008, versus the same period in 2007. Headcount, which represents the largest component of SG&A within Express-1, increased by approximately 7% on a sequential basis during the first nine months of 2007 compared to headcount at December 31, 2007. Operating income increased during the first nine months of 2008 versus the same period in 2007, due to the growth in gross margin dollars and the ability to limit SG&A expenses to a lower rate of growth than that of it revenues. Fuel surcharge revenue within Express-1 was $7,427,000 during the first nine months of 2008 versus $3,184,000 for the same period in 2007.
Express-1 Dedicated
     Express-1 Dedicated revenues increased slightly during the first nine months of 2008 compared to the same period of the prior year. This increase resulted from a rise of 44% in fuel surcharge revenue during the period. The number of routes serviced by Express-1 Dedicated decreased during the first nine months of 2008 compared to the same period in 2007. Routes were reduced in cooperation with the customer, in an attempt to reduce overall cost of managing the contract. Direct expenses increased during the first nine months of 2008 due to increases within the cost of rental equipment and fuel costs associated with operating the fleet. Express-1 Dedicated has shifted to the use of shorter term rental equipment to mitigate some of the risk associated with continuity of service. Our management team remains focused on controlling its SG&A expenses in the face of a weak economy, and the rate of SG&A increase was held to 1% during the first nine months of 2008 compared to the first nine months of 2007. Fuel surcharge revenue accounted for $620,000 of Express-1 Dedicated revenues in the first half of 2008 compared to $431,000 for the same period in 2007. Based upon the November 2008 notification from its primary contract customer that the dedicated contract within Express-1 Dedicated will cease in March 2009, the Company is evaluating the impact of this loss on the on-going operations within Express-1 Dedicated. It is not certain that the Express-1 Dedicated operations will continue, after the loss of this contract, since the dedicated contract accounts for approximately 90% of the revenue for the business unit. The Company plans to work with the contract customer and the new service provider to evaluate its alternatives and accordingly will test for any impairments, during the fourth quarter of 2008.
Concert Group Logistics
     Comparisons of year-to-date results within our new Concert Group Logistics unit are somewhat difficult, due to the purchase of CGL during the first quarter of 2008 and the previous operation of CGL as a private company during 2007. Specific pro-forma results of Concert Group are provided elsewhere in this report, and should be considered together with these comments.
     Concert Group Logistics revenue was $39.3 million during the first nine months of 2008 and accounted for 44% of our consolidated revenue for the period. Operating costs, which consists primarily of payments for purchased transportation used to complete the CGL network shipments and payments to independent station owners for commissions (gross profit sharing or splits), represented 91% of CGL revenues, which is in line with the historic performance of this business. The resulting gross margin level of 9% of revenue is also in the range of historical levels for this operation. Selling, general and administrative expenses represented 6% of CGL revenue during the period, which is close to the levels we anticipate on a prospective basis. CGL typically incurs some large expenses within the first half of each year that are not duplicated during the latter half of each year. Included among these are charges associated with an annual customer appreciation meeting and charges related to the annual CGL station owners meeting. Also included within the first nine months of 2008, were charges associated with the completion of the CGL purchase transaction. Our management anticipates the income from operations within CGL will continue to increase as new stations are added to the network without a corresponding level of increase within its SG&A costs.
Bounce Logistics
     Comparisons of year-over-year results within our new Bounce Logistics unit are not possible, since the business originated from conceptual discussion to an operating business during the first quarter of 2008. We absorbed approximately $300,000 of start-up costs associated with staffing and building our Bounce operation, during the first nine months of 2008. The Bounce management team has been successful in expanding its operational footprint and developing customer accounts that have resulted in higher rates of revenue than initially anticipated. On a prospective basis, we believe Bounce will become increasingly profitable within the last quarter of 2008, as many of the development costs associated with staffing and ramping up the business volume within Bounce will not be duplicated in future periods.

     Nine months ended September 30, 2008 compared to the proforma nine months ended September 30, 2007
     The information presented below is intended only to reflect the proforma results of our Company on a consolidated basis as if the transaction with Concert Group Logistics occurred on January 1, 2007. It should be used in conjunction with the financial statements and footnotes thereto contained elsewhere within this report.
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
Proforma Consolidated Results
     On a pro-forma basis, consolidated revenues increased by $15.1 million or 21% during the first nine months of 2008 compared to the same period in 2007. Most of this increase was due to the strong rate of organic growth within our business units, led by growth rates of approximately 20% within Express-1 and 14% within our CGL operations. Operating costs increased by $13.3 million or 22% during the period. Operating costs consist of payments for purchased transportation, commissions to our independent station network and other costs associated with the generation of our revenues. Operating costs are primarily variable and fluctuate in accordance with changes in our revenues. During the first nine months of 2008, rates within our transportation markets were down slightly over the prior year. The result of this reduction in rates was a continued compression of our gross margin. During the first nine months of 2008, much of our revenue increases came as a result of rising fuel prices, which are generally passed along to our customers in the form of fuel surcharges or higher overall rates. Margins on fuel surcharges are much lower than those on our other revenue sources, as these are typically passed along to the providers of our transportation services, including our fleet of contract drivers and third party providers of purchased transportation. Selling, general and administrative expenses increased by $1.1 million or 12% during the first nine months of 2008 versus the same period in 2007. Most of the increase was associated with increases within our Express-1, CGL and Bounce business units. Expenses related to our Corporate office were up $170,000 during the first nine months of 2008 versus the same period in 2007, primarily related to travel, professional fees and services associated with the CGL transaction. Within our Express-1 Dedicated unit, SG&A costs were essentially flat during the first nine months of 2008 compared to the same period in the prior. Pre-tax income increased by $583,000 or 16% during the period. Net income decreased by $93,000 or 4% during the first nine months of 2008 primarily due to the lack of recording an income tax provision within the CGL operations during the 2007 period, as it was privately owned during the prior year and operated as a pass-through entity for income tax reporting purposes.
Proforma Concert Group Logistics
     On a proforma basis, our Concert Group Logistics unit increased revenues by $4.7 million or 14% during the first nine months of 2008 compared to the same period in 2007. Concert Group Logistics operating costs increased by $4.5 million or 15% during the first nine months of 2008, resulting in an increase in gross margin of $171,000 or 5% for the period. Selling, general and administrative expenses increased by $104,000 or 5%, principally as a result of the change from operating the business as a private company to operating it as a subsidiary of our consolidated company. Operating income increased by 6% or $67,000 during the first nine months of 2008 compared to the same period in 2007.
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

Cash Flow
     As of September 30, 2008, we had $9.5 million of working capital with associated cash and cash equivalents of $1.9 million compared with working capital of $3.8 million and cash of $0.8 million at December 31, 2007. This represents an increase of 150% in working capital during the nine-month period.
     During the nine months ended September 30, 2008, we generated $1.5 million in cash from operations. The primary uses of cash included an increase of $5.2 million in accounts receivable. The primary sources of cash during the nine month period included an (i) increase of $1.3 million in other current assets, prepaid expenses, and other assets, and (ii) the decrease of $2.0 million in accrued expenses and other liabilities, and (iii) net income of $2.6 million.
     Investing activities required approximately $11.7 million during the nine months ended September 30, 2008. During the current year, cash was used to i) satisfy earn-out payments to the former owners of Express-1, Inc. and Dasher Express, Inc. in the amount of $2.2 million, ii) purchase $8.5 million in assets related to the purchase of CGL during January 2008, iii) and purchase $1.0 million of property and equipment used in our operations. During the same period in 2007, we i) satisfied an earn out payment related to the Express-1 and Dasher Express acquisitions in the amount of $2.0 million, ii) purchased $0.4 million of property and equipment to be used in our operations, and iii) received a small amount of cash from notes from the sale of miscellaneous fixed assets.
     Financing activities generated approximately $11.3 million for the nine-months ended September 30, 2008. During this period, i) cash in the amount of $8.2 million was received from loans and advances on our line of credit, and $3.6 million was received from a term note related to the purchase of CGL, ii) cash in the amount of $0.7 million was used to reduce borrowings on our term facility, and iii) we received $0.2 million, net of expenses, related to the exercise of warrants for our common stock. During the same nine months of 2007, we used cash of approximately $1.1 million related to borrowings under our credit facility and received proceeds of $0.3 million from the exercise of warrants issued in conjunction with a private placement originally completed in 2003.
Line of Credit
     To ensure that our Company has adequate near-term liquidity, we entered into a new credit facility with National City Bank in January, 2008. This $14.6 million facility provides for a receivables based line of credit of up to $11.0 million and a term debt component of $3.6 million. The Company may draw upon the receivables based line of credit the lesser of $11.0 million or 80% of eligible accounts receivable, less amounts outstanding under letters of credit. To fund the Concert Group Logistics, LLC purchase, the Company drew $3.6 million on the term facility and $5.4 million on the receivables based line of credit. Substantially all the assets of our Company and wholly owned subsidiaries (Express-1, Inc., Express-1 Dedicated, Inc., Concert Group Logistics, Inc. and Bounce Logistics, Inc.) are pledged as collateral securing our performance under the line. The credit facility bears interest based upon a spread above thirty-day LIBOR with an initial increment of 125 basis points above thirty-day LIBOR for the receivables line and 150 basis point above thirty-day LIBOR for the term portion. The term loan is payable over a thirty-six month period and requires that monthly principal payments of $100,000 together with accrued interest be paid until retired. As of September 30, 2008, the weighted average rate of interest on the credit facility was approximately 4.9% and rates are adjusted daily. Available capacity under the line was approximately $2.4 million as of September 30, 2008. The credit facility carried an initial maturity date of June 30, 2009, and has been amended to extend the maturity date until May 31, 2010.
     We believe that the new credit facility provides adequate capacity to fund our operations, when combined with our anticipated cash generated from operations for the foreseeable future. In the event our operating performance deteriorates, we might find it necessary to seek additional funding sources in the future.
     We had outstanding standby letters of credit at September 30, 2008 of $325,000, related to insurance policies either continuing in force or recently canceled. Amounts outstanding for letters of credit reduce the amount available under our line of credit, dollar-for-dollar.

     Options and Warrants
     We may receive proceeds in the future from the exercise of warrants and options outstanding as of September 30, 2008, in accordance with the following schedule:

	Approximate
	Number of	Approximate
	Shares	Proceeds

Options granted within Stock Compensation Plan	3,352,000	$4,034,000
Warrants issued	3,507,000	6,461,000

Total Outstanding as of September 30, 2008:	6,859,000	$10,495,000

     The following table is provided to allow the users of the financial statements more insight into different groupings of warrants and options. The warrants and options reflected within this table are the same as those presented above. The table is designed to reflect the expiration date of each tranche of options in the rows reflected and ranges of exercise prices in columns.

	$0.00-$1.25	$1.26 - $1.50	$1.51-$1.75	$1.76-$2.00	>$2.00	Total
Warrants

Q4 2008	8,000	1,248,000				1,256,000
Q1 2009	25,000	440,000				465,000
Q2 2009		1,786,000				1,786,000

	33,000	3,474,000				3,507,000
Options

Q4 2008				10,000		10,000
Q1 2009		220,000				220,000
Q2 2009					6,000	6,000
Q3 2009			75,000			75,000
Q4 2009			30,000			30,000
Thereafter	2,046,000	965,000				3,011,000

	2,046,000	1,185,000	105,000	10,000	6,000	3,352,000

Total	2,079,000	4,659,000	105,000	10,000	6,000	6,859,000

Contractual Obligations
     The table below reflects all contractual obligations of our Company as of September 30, 2008. Included within this table is an earn out amount due to the former ownership group of Concert Group Logistics, LLC in amount of $2,000,000. Of this amount $500,000 is guaranteed, subject to certain rights of set-off by our Company, and is accrued within our consolidated balance sheet. For further discussion of the contingent earn out payment related to the CGL transaction, please refer to footnote 3 contained elsewhere in this report.

	Payments Due by Period
		Less than 1	1 to 3	3 to 5	More than 5
Contractual Obligations	Total	Year	Years	Years	Years
Notes payable	$2,900,000	$1,200,000	$1,700,000	$—	$—
Capital lease for equipment	47,000	47,000	—	—	—

Total notes payable and capital leases	2,947,000	1,247,000	1,700,000	—	—
Line of credit	8,254,000	—	8,254,000	—	—
Operating leases	36,000	36,000		—	—
Real estate commitments	921,000	263,000	475,000	183,000	—
CGL earn-out obligations	2,000,000	2,000,000	—	—	—

Total contractual cash obligations	$14,158,000	$3,546,000	$10,429,000	$183,000	$—

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
Interest Rate Risk
     We have interest rate risk, as borrowings under our credit facility are based on variable market interest rates. As of September 30, 2008, we had $11.2 million of variable rate debt outstanding under our credit facility. As of this date, the weighted average variable interest rate on these obligations was 4.9%. A hypothetical 10% increase in our credit facility’s weighted-average interest rate for the three months ended September 30, 2008, would correspondingly decrease our earnings and operating cash flows by approximately $14,000 in the period or $55,000 annually.
Intangible Asset Risk
     We have a substantial amount of intangible assets and are required to perform goodwill impairment tests annually or whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position. Although at September 30, 2008, we believed our intangible assets were recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.
     As of September 30, 2008, we had engaged an unrelated outside independent accounting firm to assist in the preparation of a valuation analysis of the assets acquired in the Concert Group Logistics transaction. We intend to consider this firm’s analysis, together with our own judgment, in completing our valuation of the assets acquired. It’s possible, based upon these analyses, that the assigned values will change. We anticipate the completion of our analysis during the fourth quarter of 2008.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     From time-to-time, the Company is involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended September 30, 2008.
Item 1A. Risk Factors.
     Refer to Item 1A of our annual report (Form 10K) for the year ended December 31, 2007, under the caption “RISK FACTORS” for specific details on factors and events that are not within our control and could affect our financial results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     At various times from January 1, 2008 until September 30, 2008, the Company issued 5,206,450 shares of its common stock, granted 31,540 warrants to the holders of convertible securities originally issued during 2003, and issued 385,000 options to purchase stock to members of management and its Board of Directors. Of the stock issued, 4,800,000 shares were issued in conjunction with the purchase of Concert Group Logistics, and 406,450 shares were issued in conjunction with the exercise of warrants for the Company’s common stock. The 31,540 warrants issued carried a weighted average exercise price of $1.25 per share and a maturity date of July 2008. Various holders of warrants to purchase the Company’s common stock tendered those warrants to the Company together with cash of $168,000 in exchange for the warrant conversions. One holder of 759,300 warrants to purchase the Company’s common stock, exercised those warrants in a cashless conversion and received 179,682 new shares of the Company’s common stock in this exchange.
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
Item 3. Defaults upon Senior Securities.
     The Company’s line of credit contains various covenants pertaining to the maintenance of certain financial ratios. As of September 30, 2008, the Company was in compliance with the ratios required under its revolving credit agreement. No events of default exist on the credit facility as of the filing date.

Item 4. Submission of Matters to a Vote of Security Holders.
None
Item 5. Other Information.
     During November 2008, the Company received a letter from the manager of its dedicated contract logistics account, giving the Company notice of its intent to exercise its 120 day notice of cancellation and cease the contract business with the Company in early March, 2009. Based upon the timing of receipt of this letter, the Company is in the early stages of planning for the cessation of this business. This dedicated contract represents approximately 90% of the revenue and business volume the Company conducts through its Express-1 Dedicated business unit. The Company is hopeful that its employees will be extended positions of employment with the new service provider, and has received past assurances that the new service provider will assume the operating lease for the building used for these services. As of September 30, 2008, the Company employed 35 full-time and 3 part-time employees in the business unit.
Item 6. Exhibits

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

Date: November 14, 2008

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