Form 10-K
period 2008-12-31
EXPRESS-1 EXPEDITED SOLUTIONS INC
filed 2009-03-30
CIK 1166003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-32172

EXPRESS-1 EXPEDITED SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	03-0450326 (I.R.S. Employer Identification No.)

3399 South Lakeshore Drive, Suite 225,
Saint Joseph, Michigan 49085
(Address of principal executive offices)

(269) 429-9761 (Registrant’s telephone number)	(269) 695-2700 (Registrant’s former telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class:	Name of Each Exchange on Which Registered:

Common Stock, par value $.001 per share	American Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the act):  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $36.9 million as of June 30, 2008 based upon the closing price of $1.16 per share on the NYSE AMEX Equities Exchange (formerly AMEX).

As of March 2, 2009, there were 32,035,218 shares of the Registrant’s $0.001 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement, which will be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2009 Annual Meeting of Stockholders, to be held on June 11, 2009 (the “Proxy Statement”), are incorporated by reference into Part III of this Report. Except with respect to information specifically incorporated by reference in this Report, the Proxy Statement is not deemed to be filed as part hereof.

EXPRESS-1 EXPEDITED SOLUTIONS, INC.

FORM 10-K — FOR THE YEAR ENDED DECEMBER 31, 2008

Exhibit Index

This annual report on Form 10-K is for the year ended December 31, 2008. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this annual report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this annual report. In this annual report, “Company,” “we,” “us” and “our” refer to Express-1 Expedited Solutions, Inc. and its subsidiaries.

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

ITEM 1.  BUSINESS

General

Express-1 Expedited Solutions, Inc. (the “Company,” “we,” “our” and “us”), a Delaware corporation, is a transportation services organization focused upon premium transportation services provided through one of three non-asset based operating units. Each of our operations is distinct but complementary to our other logistics services and each is lead by an individual business unit leader, or President. Our services consist of expedited surface transportation, provided through Express-1, Inc. (“Express-1”), domestic and international freight forwarding services provided through Concert Group Logistics, Inc. (“Concert Group Logistics” or “CGL”) and premium truckload brokerage services provided through Bounce Logistics, Inc. (“Bounce Logistics”, or “Bounce”). We discontinued our Express-1 Dedicated, Inc. (“Express-1 Dedicated” or “Evansville”) operations in December of 2008, with a final business shut-down date of February 28, 2009. Each of our operations is more fully outlined in the table below wherein we denote the name of each business unit; location of each business unit headquarters office; premium transportation niche served by the unit; and initial date the unit began business within our consolidated company.

Business Unit	Primary Office Location	Premium Industry Niche	Initial Date(1)

Express-1	Buchanan, Michigan	Expedited Transportation	August-04
Concert Group Logistics	Downers Grove, Illinois	Freight Forwarding	January-08
Bounce Logistics	South Bend, Indiana	Premium Truckload Brokerage	March-08

(1)	Express-1 and Concert Group Logistics were both existing companies acquired as part of two separate acquisitions. Express-1 was formed in 1989, while Concert Group Logistics, LLC was formed in 2001. Bounce Logistics was a start-up operation and formed in the year denoted under the column labeled initial date.

We serve a diverse client base located primarily within the United States and portions of Canada and Mexico. Our Concert Group Logistics business unit provides international freight forwarding services to customers within other regions of the world. Our premium services are focused on the needs of shippers for reliable same-day, time-critical, special handling or customized logistics solutions. We also provide aircraft charter services through third-party providers, in support of our customers’ critical shipments. During 2008, we provided more than 120,000 critical movements for our customers through our three business units.

Historical Development

The Company changed its name to Segmentz, Inc. (“Segmentz”) in 2001 in conjunction with a reverse merger and remained a Delaware corporation. Immediately prior to this merger, our Company had no on-going operations. From its headquarters offices in Tampa, Florida, the Company’s management team in place at that time, planned and executed a series of acquisitions within different niches of the transportation industry. The Company raised capital through a series of private placements to fund these acquisitions. Our physical presence grew to include operations in twenty (20) cities, but our Company remained unprofitable on a consolidated basis. One of the acquired companies, Express-1, Inc was highly profitable and engaged within the growing expedited transportation market.

In late 2004, our Board of Directors approved a restructuring plan which entailed closing down or otherwise disposing of all unprofitable operations, replacing the executive management team and relocating the Company’s headquarters from Tampa, Florida to the Buchanan, Michigan offices of Express-1, Inc. The restructuring plan was completed in 2005. Remaining after the completion of this plan were the Company’s expedited services operations provided by our Express-1 and Express-1 Dedicated business units. We discontinued the Express-1 Dedicated operation in late 2008. The Company incurred charges of $4.5 million in 2005 following $2.6 million in 2004 based upon this restructuring activity. To highlight the completion of the restructuring plan and to further differentiate our remaining operations from our operations in place immediately prior to this restructuring, our name was changed from Segmentz, Inc. to Express-1 Expedited Solutions, Inc. at the annual shareholders meeting in June 2006.

From 2006 through 2007, our Company enjoyed a period of strong organic growth and increasing levels of profitability. During this period, substantially all our debt was retired and our executive team and Board of Directors began to evaluate potential acquisitions to complement and diversify the Company’s expedited transportation services. Non-asset based providers of premium transportation services were targeted during this process. In January 2008, our Company acquired certain assets, liabilities and operations from Concert Group Logistics, LLC. The Concert acquisition provided us with (i) entry into the domestic and international freight forwarding market, (ii) cross selling opportunities through Concert’s network of over 20 independent stations, and (iii) the ability to offer our existing customers a more robust package of transportation services. In January 2008, we initiated the development of Bounce Logistics, Inc., our truckload brokerage operation focused upon premium truckload services. Bounce Logistics began operations in March of 2008 and provided our Company with (i) the opportunity to better serve the needs of the independent freight forwarders within our CGL network, and (ii) the ability to continue to expand the array of services offered to our existing customer base.

Our Business Units

Within our financial reports and internally within our discussions, we refer to our reportable business segments as business units to differentiate the reported information and our discussions from the former name of our Company, Segmentz, Inc. As of December 31, 2008, our Company’s operations consisted of three business units, Express-1, Concert Group Logistics and Bounce Logistics, which comprised approximately 48%, 46% and 6% of our consolidated 2008 revenues respectively. Each of these business units is described more fully below. In accordance with Statement of Financial Accounting Standards Number 131, “Disclosures about Segments of an Enterprise and Related Information,” we summarized business unit financial information under Note 19 accompanying the financial statements in Item 8 of this report. Accounting policies for the reportable operating units are the same as those described in the summary of significant accounting policies in Note 1 to the financial statements and contained in Item 8 of this report. The table below contains some basic information on our units. To assist the readers of our financial statements in better understanding the development of our newly acquired business unit, Concert Group Logistics, proforma financial information has been presented for the periods prior to January 1, 2008. Since the Bounce Logistics operations were formed in January 2008, with operations beginning in March 2008, there is no data available for prior periods.

Express-1 Expedited Solutions, Inc.

Segment Financial Data

	Year	Revenues	Operating Income	Total Assets

Continuing Operations
Express-1	2008	$52,639,000	$5,115,000	20,025,000
	2007	47,713,000	4,526,000	20,052,000
	2006	37,327,000	3,891,000	17,889,000
Concert Group Logistics	2008	51,136,000	1,711,000	19,026,000
Bounce Logistics	2008	7,011,000	(34,000)	1,120,000

Discontinued Operations
Express-1 Dedicated	2008	4,921,000	589,000	643,000
	2007	5,076,000	591,000	847,000
	2006	4,864,000	230,000	582,000

Express-1

Offering expedited transportation services to thousands of customers from its Buchanan, Michigan facility, Express-1 has become one of the largest ground expedite companies in North America, handling more than 55,000 shipments during 2008. Expedite transportation services can be characterized as time-critical, time-sensitive, emergency and/or high priority freight shipments, many of which have special handling needs. Expedite transportation providers typically manage a fleet of vehicles comprised of several sizes of equipment, ranging from cargo vans to semi tractor trailer units. The dimensions for each shipment dictate the class size of vehicle used to move the freight. Rates are established for each class of vehicle and each shipment is rated based upon a number of criteria including dimension, destination, length of haul and type of commodity transferred. Many semi truckloads and less than truckload transportation companies within the U.S. offer some version of time-sensitive or time-critical service within their operations, while others offer high-priority transportation services or special handling. As defined by the Company, expedited transportation services are unique and can be differentiated since the movements are typically created due to an emergency situation. Shipping emergencies arise due to supply chain interruptions, failure within another mode of transportation or for any number of other reasons. Expedited shipments are predominantly direct transit movements offering door-to-door service within very tightly prescribed time parameters, utilizing a class of equipment that’s appropriate for the dimensions of the load being hauled.

Customers offer loads to Express-1 via telephone, fax, e-mail or the Internet on a daily basis, with only a small percentage of loads being scheduled in future delivery dates. Contracts, as is common within the transportation industry, typically relate to terms and rates, but not committed business volumes. Most customers are free to choose their expedite transportation providers on an at-will basis, which underscores Express-1’s commitment to total customer satisfaction. Express-1 offers an ISO 9001:2000 certified, twenty-four hour, seven day-a-week call center allowing its customers immediate communication and status of time sensitive shipments while in transit. Customers are further provided with electronic alerts, shipment tracking, proof of delivery, notifications, billing status and customized performance reports.

Express-1 is predominantly a non-asset based service provider, meaning the transportation equipment used in its operations is almost exclusively provided by third parties, with less than two percent of the vehicles being owned by the company. These third-party owned vehicles are driven by independent contract drivers and by drivers employed directly by independent owners of multiple pieces of equipment, commonly referred to as fleet owners. Express-1 generates its profit margin on the difference between the amount charged to customers and the amount it pays the third-party carriers, less applicable insurances, fees and vehicle taxes.

Express-1 serves its customers through exclusive-use vehicles, providing reliable, same-day or high-priority freight movements between shipping points within the United States, parts of Canada and Mexico. All of Express-1’s freight movements are provided to customers who are U.S. based, including movements that require Express-1 to contact international partner carriers for movements outside the U.S. Services include expedited surface transportation and aircraft charters. As of December 31, 2008, we employed 82 full-time associates to support our Express-1 operations.

Concert Group Logistics

The Concert Group Logistics operations were acquired in January 2008 in a purchase transaction involving certain assets, liabilities and operations of privately held Concert Group Logistics, LLC. Headquartered in Downers Grove, Illinois, Concert Group Logistics, LLC was founded in 2001 as a non-asset based services company with an operational focus on the freight forwarding niche of the transportation industry. The Concert Group Logistics operating model is designed to attract and reward independent owners of freight forwarding services from various domestic markets. These independent owners operate stations within exclusive geographical regions under long-term contracts with Concert Group Logistics. The founders of Concert Group Logistics along with the management team all support the belief that customers’ needs are best served when “owners deliver” the goods and services for customers. The independent network model allows Concert Group Logistics to offer greater flexibility and reliability than many of its peers in the freight forwarding community, while lowering the total cost of services to customers. We believe the use of the independent station owner network provides some competitive advantages in the market place. As of January 1, 2008, Concert Group Logistics supported its 21 independently owned stations with 20 full-time associates.

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

Domestic Offerings — time critical services including as-soon-as possible, air charter and expedites; time sensitive services including next day, second day and third day deliveries; and cost sensitive services including deferred delivery, less than truckload (LTL) and full truck load (FTL).

International Offerings — time critical services including on-board courier and air charters; time sensitive services including direct transit and consolidation; and cost sensitive services including less-than-container loads, full-container-loads and vessel charters.

Other Service Offerings — value added services including documentation on international loads, customs clearance and banking support services; and customized services including trade show shipment management, time definite and customized product distributions, reverse logistics and on site asset recovery projects, installation coordination, freight optimization and diversity compliance support.

Bounce Logistics

Bounce Logistics began operations in March 2008 and is headquartered in South Bend, Indiana. Led by an experienced management team, Bounce Logistics is a non-asset based transportation company operationally focused on providing premium freight brokerage services to customers in need of greater customer service levels than those typically offered in the market place. Bounce also services other customers in need of non-expedite premium transportation movements. As of December 31, 2008, Bounce Logistics employed 9 full-time associates within its operations.

Express-1 Dedicated — Discontinued Operations

The operations of our Express-1 Dedicated business unit were discontinued during the fourth quarter of 2008, due to the expiration of our dedicated services contract through which we provided dedicated expedite transportation services to approximately 190 automotive dealerships within a 250 mile radius of Evansville, Indiana. During the year ended December 31, 2008, Express-1 Dedicated generated revenues of approximately $4,921,000 and income of approximately $339,000, net of tax. All operations were ceased during February 2009 and all employees were released from regular service at that time. The facility lease was transferred to a third party and all equipment was either sold or redeployed for use elsewhere within our operations. Our management team does not anticipate recording a loss from discontinued operations for the full year of 2009, due to this business shutdown activity.

GROWTH STRATEGY

Our current growth strategy is focused upon two primary components — organic growth and strategic acquisitions. Within the broader term strategic acquisitions we include business start-up activities like those from our Bounce Logistics unit. Our management team believes that each of these activities will further allow the Company to position itself for long-term sustained growth. In the short-term, we anticipate growth opportunities to be somewhat constricted due to weakness within the overall U.S. economy associated with the current U.S. economic recession.

Organic Growth — We believe the opportunity for organic growth will continue within each of our service offerings — expedite transportation, freight forwarding and premium truckload brokerage over the next several years. In support of this, each of our business units spends a significant amount of resources and management time developing new customer accounts, promoting our brands, focusing on market penetration and in other activities designed to stimulate organic growth. Over the past five years, our Express-1 and Concert Group Logistics operations each enjoyed compounded average growth rates in excess of 20%. Our growth strategy includes continuing to focus on measures we believe will position our operations for a return to these growth levels, once the current economic recession subsides.

Acquisition Growth — We believe the transportation and logistics industries within the U.S. market will continue to experience consolidation for many years to come. Further, we believe the current weakness within the domestic economy has the potential to heighten or accelerate the opportunities to acquire companies and operations that complement our existing business platform. Since the beginning of 2008, we have successfully completed one acquisition and one business start-up. Collectively these operations accounted for over 50% of our business activity during 2008. Our current focus on acquisition candidates is limited to companies that contain the following elements, (i) non-asset based operational model, (ii) premium transportation service niche offering the potential for strong rates and margins, and (iii) demand for exceptional customer service. We exclude acquisition candidates that do not demonstrate these elements and have resisted entry into transportation niches where freight services are commoditized. It is our belief that we can continue to grow through acquisitions even during the recession, provided the debt and capital markets continue to provide access to financing capital.

INFORMATION SYSTEMS

The transportation industry increasingly relies upon information technology to link the shipper with its inventory and as an analytical tool to optimize transportation solutions. We utilize satellite tracking and communication units on our fleet of vehicles to continually update the position of equipment in our Express-1 and Bounce Logistics fleets. We have the ability to communicate to individual units or to a larger group of units, based upon our specific needs. Information received through our satellite tracking and communication system automatically updates our internal software and provides our customers with real-time electronic updates. Within our Concert Group Logistics business unit we utilize a freight forwarding software package with customization exclusive to our CGL network.

We have invested in what we believe are some of the most advanced operational, support and management software systems available for each of our business units, with most of this software being provided by third-party vendors. This software has been designed to support the unique operational characteristics of each industry niche in which it is utilized. We have further customized these systems to more readily facilitate the flow of information from outside sources into our operations centers for use by our personnel and customers. Investments in technology, including; satellite communications equipment, computer networks, software customization and related information technology. Hardware typically represents one of our largest categories of investment within our annual capital expenditure budget, and we believe the continual enhancement of our technology platforms is critical to our continued success.

CUSTOMERS, SALES AND MARKETING

Our business units provide services to a variety of customers ranging in size from small entrepreneurial organizations to Fortune 500 companies. Each year, we collectively serve thousands of different customers and our customer base routinely changes from year-to-year. Our customers are engaged within industries such as; major domestic and foreign automotive manufacturing, production of automotive components and supplies, commercial printing, durable goods manufacturing, pharmaceuticals, food and consumer products production and the high tech sector among others. We have hazmat authority and transport lower risk hazardous materials such as automotive paint and batteries on occasion. In addition, we serve third-party logistics providers (3PL’s), who themselves serve a multitude of customers and industries. Our 3-PL customers vary in size from small, independent, single facility organizations to large, global logistics companies. Within our Express-1 and Bounce Logistics business units, our services are marketed within the United States, portions of Canada and Mexico. In addition to offering services within these same markets, our Concert Group Logistics unit also provides international services by both air and ocean as well as other value added services.

We maintain a staff of external sales representatives and related support staff within Express-1 and Bounce Logistics. Within Concert Group Logistics services are introduced to customers by our network of independent station owners, who manage the sales relationships within their exclusive markets. We believe our independent station ownership structure enables salespeople to better serve customers by developing a broad knowledge of logistics, local and regional market conditions, and specific logistics issues facing individual customers. Under the guidance of these experienced entrepreneurs independent stations are given significant latitude to pursue opportunities and to commit resources to better serve customers.

Each year we seek to establish long-term relationships with new accounts and to increase the amount of business done with our existing customers. We are committed to the strategy of providing customers with a full range of logistics services and have grown by closely following this strategy. Our ability to offer multiple services through each of our business units represents a competitive advantage. During 2008, no customer accounted for more than 7% of consolidated gross revenues. The 2008 acquisition of Concert Group Logistics and formation of Bounce Logistics have broadened the range of industries and types of customers that comprise our account base. As a result, our customer and business concentrations within the automotive industry have been reduced significantly.

COMPETITION AND BUSINESS CONDITIONS

The transportation industry is intensely competitive and we anticipate it will remain so for the foreseeable future. Competition has increased over the past couple of years, as the amount of freight has declined in response to the U.S. economic recession over that time span. The market is also highly fragmented with thousands of companies competing for a portion of the domestic and international freight markets. Our competitors include regional, national and international companies that specialize in premium transportation services such as same-day or high-priority freight movements, freight brokerage and freight forwarding services. Each of our business units competes with many other transportation providers for the opportunity to serve the same customer base. None of our business units operates from a position of dominance within its market, and each unit competes daily to retain the business relationships it has developed.

The competitive landscape is characterized on service, delivery timeframes, flexibility and reliability, as well as rates. We have historically focused upon transportation niches that demand superior service, in return for premium rates. We believe our rates are in-line with those charged by our competitors, and our reputation for customer service allows us to mitigate occasional rate pressures sometimes faced by many of our competitors. However, in light of the recent U.S. recession, it is possible that our ability to sustain rates at or near historical levels might be compromised. We recognize as a competitive advantage the reputation of our business units to quickly and efficiently cover the transportation needs of our customers.

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

For domestic business, our Concert Group Logistics business unit is also subject to regulation by the DOT in regards to air cargo security for all business, regardless of origin and destination. CGL is regulated as an “indirect air carrier” by the Department of Homeland Security and Transportation Security Administration. These agencies provide requirements, guidance and in some cases licensing to the freight forwarding industry. This ensures that we have satisfactorily completed the security requirements and qualifications, adhered to the economic regulations, and implemented the required policies and procedures. These agencies require companies to fulfill these qualifications prior to transacting various types of business, failure to do so could result in penalties and fines.

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

SEASONALITY

Our revenues and profitability have been subject to some seasonal fluctuations. In our historical cycle approximately 45% of our revenues developed in the first half of each year, with the balance coming in the falling latter half. Over the past few years, we have experienced some variation in this historical cycle with our peak business levels during the second and third quarters of each year. At this time, it is not possible to determine whether the historical cycle, the recent cycle or a new cycle will occur, due to the weakness within the U.S. economy.

EMPLOYEES AND INDEPENDENT CONTRACTORS

At December 31, 2008, we had 150 full-time employees, none of whom were covered by a collective bargaining agreement. Of this number, 82 were employed at Express-1, 20 were employed at Concert Group Logistics, 9 were employed at Bounce Logistics and 5 were employed in our corporate office. Within our discontinued Express-1 Dedicated operations in Evansville, Indiana we employed 34 full-time employees as of December 31, 2008. In addition to our full-time employees, we employed 14 part-time employees as of December 31, 2008. We recognize our trained staff of employees as one of our most critical resources, and acknowledge the recruitment, training and retention of qualified employees as essential to our ongoing success.

In addition to our employees, we support the capacity needs of our Express-1 and Bounce Logistics business units through the use of independent contract drivers. These individuals operate one or more of their own vehicles and pay for all the operating expenses of their equipment, including: wages, benefits, fuel, fuel taxes, physical damage insurance, maintenance, highway use taxes, and other related equipment costs. By utilizing the services of independent contractors we have reduced the amount of capital required for our growth, which we feel has lessened our financial risk.

Within Concert Group Logistics operations, we support customers’ service needs through our network of independently owned stations. Each of these stations is a stand-alone business with its own unique ownership and employee base. These independents provide sales and support for Concert Group Logistics, including negotiating with and maintaining customer relationships, managing transportation services with third-party providers and providing support to the customers of the network. The Concert Group Logistics operating model is designed upon the premise that when owners deliver, superior attention to detail and performance result. The Concert Group Logistics motto is, “owners deliver,” reflecting this belief.

SEC FILINGS

We are classified as a “Smaller Reporting Company” for the purpose of filings with the Securities and Exchange Commission. Certain Form 10-K report sections previously required with “Regular Filer” status are optional to smaller reporting company filers. We have chosen to include those optional disclosures that, in the opinion of management, enhance the understanding of our Company.

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

CORPORATE INFORMATION

Express-1 Expedited Solutions, Inc is incorporated in Delaware. Our executive office is located at 3399 South Lakeshore Drive, Saint Joseph, Michigan 49085. Our telephone number is (269) 429-9761 and the Internet website address is www.express-1.com. Our stock is listed on the NYSE AMEX Equities Exchange under the symbol “XPO”. The information on our website is not incorporated in this report as a result of this reference.

ITEM 1A.	RISK FACTORS

ECONOMIC RECESSION; WORLDWIDE ECONOMIC CONDITIONS COULD NEGATIVELY IMPACT OUR BUSINESS

The general worldwide deterioration of economic conditions and tightening of credit markets beginning in 2008 are contributing to slowdowns in many industries, including industries in which we or our customers operate. This deterioration and tightening affects businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. These conditions could negatively impact our businesses by adversely affecting, among other things, our:

•	Revenues

•	Profits

•	Margins

•	Cash flows

•	Levels of customers’ orders

•	Ability to access credit

•	Customer’s ability to pay amounts due to us.

We cannot predict the duration or severity of these conditions, but if they worsen or continue for an extended time, the negative impact on our business could increase. See MD&A for further discussion of how these conditions have affected our businesses to date and how they might affect them in the future.

ECONOMIC RECESSION; LOSS OF KEY PERSONNEL DUE TO ORGANIZATIONAL RESTRUCTURING AS A RESULT OF WORLDWIDE ECONOMIC CONDITIONS COULD NEGATIVELY IMPACT OUR BUSINESS

We are dependent upon the services of our executive management team. We do not maintain key person life insurance on any member of the management team. The loss of their services could have a material adverse effect on our operations and future profitability. Further, we depend upon the contributions of key managers to ensure long term future profitability. We must continue to develop and retain a core group of managers if we are to realize our goal of expanding our operations, improving our earnings consistency, and positioning the Company for long-term revenue growth. Because the management team has extensive experience within the transportation industry, it would be difficult to replace them without adversely affecting our business operation. In addition to their unique experience, our management team has fostered key relationships with our investors, customers and suppliers. These relationships are especially important to our Company and the loss of these relationships could have a materially adverse effect on our profitability.

ECONOMIC RECESSION; IMPAIRMENT CHARGES COULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS

Future events may occur that would adversely affect the reported value of the Company’s assets and require impairment charges. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions, the impact of the current economic environment on the Company’s customer base, a material adverse change in the Company’s relationship with significant customers or business partners, or a sustained decline in the Company’s stock price. Given the macroeconomic environment and its adverse impact on certain business units in the second half of 2008, the Company evaluated its goodwill for impairment during the third quarter of 2008. The Company determined that no impairment was deemed necessary for 2008.

The Company continues to evaluate the impact on economic and other developments on the Company and its business units to assess whether impairment indicators are present. If the Company’s total market capitalization is below reported consolidated stockholder’s equity at a future reporting date or for a sustained period, the Company considers this as an indicator of potential impairment of goodwill. The Company utilizes market capitalization in corroborating its assessment of the fair value of its reporting units. As a result, the Company may be required to perform additional impairment tests based on changes in the economic environment and other factors and these tests could result in impairment charges in the future.

ECONOMIC RECESSION; OUR GROWTH RATE MAY NOT CONTINUE AT HISTORIC RATES

We have experienced significant and rapid growth in revenue and profits since the completion of our restructuring in 2005, although growth has slowed in the second half of 2008. There can be no assurance that our business will return to its historical growth rate in the future given the current state of the world economy or that we can effectively adapt our management, administrative, and operational systems to respond to any future growth. Further, there can be no assurance that our operating margins will not be adversely affected by future changes in and expansion of our business or by changes in economic conditions.

ECONOMIC RECESSION; WE ARE SUBJECT TO RISKS RELATED TO DEFAULT UNDER OUR CREDIT FACILITY

Our facility credit agreement contains financial covenants that require the Company to maintain a minimum fixed charge coverage ratio and funded debt to earnings before interest, taxes depreciation and amortization ratio. Failure to meet our financial covenants may have a material adverse impact on our operations. In addition, if we fail to comply with the covenants of our credit facility, and are unable to obtain a waiver or amendment, an event of default would result under that facility.

Our credit facility also contains other events of default customary for such financings. If an event of default were to occur, the lender could declare outstanding borrowings on our credit facility immediately due and payable thereby restricting our cash. We cannot provide assurance that we would have sufficient liquidity to repay or refinance borrowings under our credit facility if such borrowings were accelerated upon an event of default.

CUSTOMER CONCENTRATION: RELIANCE ON AUTOMOTIVE INDUSTRY COULD SUBJECT OUR BUSINESS TO NEGATIVE TRENDS OR DEFAULTS ON ACCOUNTS RECEIVABLE

We obtain a significant amount of our revenue from our largest customers. While individual customer rankings within our top customers often change from time-to-time, we rely upon our relationship with each of these large accounts for a significant portion of our revenues. Any interruption in the business volume awarded by these customers could materially adversely impact our revenues and resulting profitability.

The automotive industry within the U.S. is highly competitive, with increased competition from foreign-based companies. The Big Three U.S. automakers have seen declining market shares fueling concern over whether they will be able to sufficiently scale their operations to ensure their continuation. In addition to the Big Three automotive manufacturers, our customers include various automotive industry suppliers that have been, and will continue to be, negatively impacted by the changing landscape in the U.S. automotive market. Continuing negative trends or a worsening in the financial condition of the domestic U.S. automotive manufacturers, or within the associated supplier base, could materially adversely impact our Company, our revenues, and our results of operations.

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

DEPENDENCE ON EQUIPMENT PROVIDED BY THIRD PARTIES; RELIANCE ON INDEPENDENT CONTRACTORS COULD RESULT IN OUR INABILITY TO PROVIDE SERVICES

The trucking industry is dependent upon transportation equipment oftentimes provided by independent third parties. Periods of equipment shortages have occurred periodically in the transportation industry. If we cannot secure sufficient transportation equipment or transportation services from these third parties to meet our customers’ needs, our business, results of operations and financial position could be adversely affected and our customers could seek to have their transportation needs met by other parties on a temporary or permanent basis.

NEW TRENDS AND TECHNOLOGY; CONSOLIDATION AMONG CUSTOMERS COULD ELIMINATE CUSTOMERS

If, for any reason, our business method of providing transportation services ceases to be a preferred option of obtaining transportation services by our customers, or if new supply-chain or technological methods become available and widely utilized, thereby reducing the need for our transportation services, our business could be adversely affected. Moreover, increasing consolidation among customers and the resulting ability of such customers to utilize their size to negotiate lower outsourcing costs has, and may continue in the future to have, a depressing effect on the pricing of transportation services. Consolidation is not limited to traditional customers such as manufacturers, but also includes consolidation of volume by third-party logistics companies, which increasingly control more of the transportation markets and influence prices of transportation services through the use of other technologies.

INTERRUPTION OF BUSINESS DUE TO INCREASED SECURITY MEASURES IN RESPONSE TO TERRORISM COULD NEGATIVELY IMPACT OUR BUSINESS

The continued threat of terrorism within the United States and the ongoing military action and heightened security measures in response to such threat has and may cause significant disruption to commerce. Our business units depend on the free flow of products and services through multiple channels of commerce. In response to terrorists’ activities and threats aimed at the United States, transportation and other services have at times been slowed or stopped altogether. Further delays or stoppages in transportation or other services could have a materially adverse effect on our business, results of operations and financial condition. Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of these activities and potential activities. We may also face interruption of services due to increased security measures in response to terrorism. The U.S. economy in general can be adversely affected by terrorist activities and potential activities. Any economic downturn could adversely impact our results of operations or otherwise adversely affect our ability to grow our business.

COMPETITION IS INTENSE AND OUR VOLUME OR PROFITS COULD SUFFER AS A RESULT

The transportation and logistics services industry is heavily fragmented and intensely competitive and includes numerous regional, inter-regional and national competitors, none of which dominates the market. There are many larger transportation providers with significantly higher capital resources, which could allow that competitor to position their company as a low-cost provider. We often buy and sell transportation services from and too many of our competitors. Increased competition could create downward pressure on freight rates, and continued rate pressure may adversely affect our gross profit and income from operations

REGULATION; WE ARE SUBJECT TO REGULATION BEYOND OUR CONTROL, WHICH COULD NEGATIVELY IMPACT THE WAY IN WHICH WE OPERATE

Our operations are regulated and licensed by various U.S. and international agencies. Our independent station owners and contractors also must comply with the safety and fitness regulations of the United States Department of Transportation (DOT), including those relating to drug and alcohol testing and hours-of-service. Such matters as weight and equipment dimensions are also subject to U.S. and international regulations. We may also become subject to new or more restrictive regulations relating to fuel emissions, drivers’ hours-of-service, ergonomics, or other matters affecting safety or operating methods. Future laws and regulations may be more stringent and require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs. Higher costs incurred by us or by our suppliers who pass the costs onto us through higher prices could adversely affect our results of operations.

REVENUE GROWTH MAY SLOW OR CEASE ALTOGETHER, THEREBY HURTING OUR PROFITS

We have achieved significant revenue growth on a historical basis within our Express-1 operations. Our CGL operations have achieved rapid growth throughout their history. Our Bounce operations achieved rapid growth since its founding in 2008. There is no assurance that our revenue growth rate will continue at historical or desired levels, or that we can effectively adapt our management, administrative, and operating systems to respond to future growth. Our operating margins could be adversely affected by future changes in and expansion of our business. Slower or less profitable growth could adversely affect our stock price.

SUBSTANTIAL ALTERATION OF THE COMPANY’S CURRENT BUSINESS AND REVENUE MODELS COULD REDUCE OUR ABILITY TO OPERATE PROFITABLY

Our strategy for increasing revenue and profitability includes continued focus on the diverse transportation markets that we serve and the cultivation of organic growth opportunities. We look to expand our independent station network through key markets. We may experience difficulties and higher than expected expenses in executing our business strategy of expansion. We cannot be assured that any adjustment or change in the business and revenue models will prove to be successful.

ACQUISITIONS MAY NOT BE ACCRETIVE TO OUR EARNINGS

We have made multiple acquisitions since 2001. Accordingly, acquisitions have provided a substantial portion of our historical growth. There is no assurance that we will be successful in identifying, negotiating, or consummating future acquisitions.

Historically, some of our acquisitions have not been successful. If we make acquisitions in the future, there is no assurance that we will be able to negotiate favorable terms or successfully integrate the acquired companies or assets into our business. If we fail to do so, or we experience other risks associated with acquisitions, our financial condition and results of operations could be materially and adversely affected

INABILITY TO MANAGE GROWTH AND INTERNAL EXPANSION COULD REDUCE OUR PROFITS

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

DEPENDENCE ON DRIVERS SUBJECTS US TO WORKFORCE INTERUPTIONS BEYOND OUR CONTROL

Our driver force is primarily made up of independent contract drivers, with only a handful of company drivers in our Express-1 operations. At times we have experienced substantial difficulty in attracting and retaining sufficient numbers of qualified drivers. In addition, because of the higher cost of fuel, insurance, and equipment, the available pool of independent contract drivers fluctuates. This is especially apparent within the fleet of straight trucks, which serve many of the critical needs of the expedite industry. Because of the shortage of qualified drivers, the availability of alternative jobs and intense recruiting competition from other trucking companies, we expect to continue to face difficulty increasing the number of drivers, who are our principal source of planned fleet expansion and resulting growth. In addition, our industry as a whole suffers from high rates of driver turnover, which requires us to continually recruit a substantial number of drivers in order to maintain our existing fleet. If we are unable to continue to attract a sufficient number of drivers, we could be required to adjust our compensation packages or operate with fewer pieces of equipment and face difficulty meeting shipper demands, all of which would adversely affect our growth and profitability. Any increase in our operating costs could adversely affect our growth and profitability.

INSURANCE AND CLAIMS EXPENSE MAY NEGATIVELY IMPACT OUR RESULTS OF OPERATIONS

Our future insurance and claims expenses may exceed historical levels, which could reduce our earnings. We maintain general liability, auto liability, cargo, physical damage, trailer interchange, inland marine, contents, workers’ compensation, excess auto, general liability, errors and omissions and director’s and officer’s insurance policies for certain types of risks. Some of these policies are written with deductibles currently up to $25,000 per occurrence. We reserve for anticipated losses and expenses and regularly evaluate and adjust our claims reserves to reflect actual experience. However, ultimate results may differ from our estimates, which could result in losses above reserved amounts. Because of our deductibles, we have significant exposure to fluctuations in the number and severity of claims. Our operating results could be adversely affected if we experience an increase in the frequency and severity of claims for which we maintain higher deductible policies, accruals of significant amounts within a given period, or claims proving to be more severe than originally assessed.

We offer all of our employees a self insurance funded health plan that include a third party claims administrator. Our stop-loss coverage limits our exposures on any specific claim and limits our exposure to the total claims expense within a year. We have no assurance that the levels of specific stop-loss purchased or the annual aggregate loss coverage purchased will provide a manageable means to control our health care insurance costs.

We maintain coverage with insurance carriers that we believe are financially sound. Although we believe our aggregate insurance limits are sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed those limits. It is possible that insurance carriers could raise premiums, especially in light of the recent dramatic drop in the worldwide capital markets and respond by replacing expected investment income with higher premiums. As a result, our insurance and claims expense could increase, or we could find it necessary to raise our deductibles or decrease our aggregate coverage limits when our policies are renewed or replaced. Our operating results and financial condition may be adversely affected if these expenses increase, if we experience a claim in excess of our coverage limits, or if we experience a claim for which we do not have coverage.

FLUCTUATIONS IN THE PRICE OR AVAILABILITY OF FUEL MAY CHANGE OUR OPERATIONS STRUCTURE AND RESULTING PROFITABILITY

Fuel prices constitute one of the greatest costs to our fleet of contractors and third parties who complete the physical movement of goods we manage. Fuel prices are highly volatile with the price and availability of all petroleum products subject to economic, political and other market forces beyond our control. Most of our customer contracts include fuel surcharge provisions to mitigate the effect of the fuel price increase over base amounts established in the contract. Significant changes in the price or availability of fuel in future periods or significant changes in our ability to mitigate fuel price increases through the use of fuel surcharges, could materially adversely impact our operations, fleet capacity and ability to generate both revenues and profits.

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

The market price of our common stock may be volatile, which could cause the value of your investment to decline. Any of the following factors could affect the market price of our common stock:

•	Changes in earnings estimates and outlook by financial analysts;

•	Our failure to meet financial analysts’ and investors’ performance expectations;

•	Changes in market valuations of other transportation and logistics companies;

•	General market and economic conditions; or

•	Lower daily trading volume associated with our less followed stocks, and the resulting impact on our stock’s liquidity.

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

NO DIVIDENDS ANTICIPATED; COULD UNFAVORABLY IMPACT THE VALUE OF OUR STOCK TO INVESTORS

We have no immediate plans to pay dividends. We currently plan to retain all future earnings and cash flows for use in the development of our business and to enhance shareholder value through growth and continued focus on increasing profitability. Accordingly, we do not anticipate paying any cash dividends on our Common Stock in the near future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Our executive offices are located within in an 880 square-foot leased office suite located at 3399 South Lakeshore Drive, Suite 225, Saint Joseph, Michigan 49085. Within this same office building are common areas to which we have access, including; board and meeting rooms, multimedia facilities and a lounge for visitors. In addition, the table below identifies other properties we maintain. We believe each of our properties is appropriately specified and sized for the portion of our operations it houses.

			Square	Owned or
Business Unit	Location	Purpose	Feet	Leased

Express-1	429 Post Road Buchanan, MI 49127	Express-1 headquarters and call center	20,000	Owned
Express-1	441 Post Road Buchanan, MI 49127	Express-1 recruiting and training center	3,000	Owned
Concert Group Logistics	1430 Branding Ave. Suite 150, Downers Grove, IL 60515	CGL headquarters and general office	5,000	Leased
Bounce Logistics	5838 W. Brick Road, South Bend, IN 46628	Bounce headquarters and general office	2,500	Leased
Discontinued Operations
Express-1 Dedicated(1)	15000B Highway 41 North, Evansville, IN 47725	Express-1 Dedicated headquarters and cross-dock	15,000	Leased
Closed Location(2)	9025 Boggy Creek Road, Orlando, FL 32824	Location closed in 2004	10,000	Leased

(1)	Our Express-1 Dedicated operations were discontinued during the fourth quarter of 2008. The facility lease was subsequently terminated and all remaining lease term obligations were transferred to a third party effective March 1, 2009.

(2)	The Orlando facility was associated with operations closed during the Company’s restructuring activities during 2004 and 2005. The lease matures in July 2009 and the Company has been partially successful subletting the facility.

ITEM 3.	LEGAL PROCEEDINGS

Our Company is involved in various claims and legal actions arising in the ordinary course of business. We maintain reserves for identified claims within our financial statements. We cannot be assured that the ultimate disposition of these claims will not be in excess of the reserves established. Additionally, we maintain liability and umbrella liability insurance policies that provide protection against claims up to various limits of liability. These limits are intended to be sufficient to reasonably protect the Company against claims. In the opinion of our management, the ultimate disposition of all known matters will not have a materially adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the NYSE AMEX Equities Exchange under the symbol “XPO.” The table below sets forth the high and low closing sales prices for the Company’s common stock for the quarters included within 2008 and 2007 and for the first few months of 2009. Quotations reflect inter-dealer prices, without retail mark-up, mark-down commission, and may not represent actual transactions.

	High	Low

2007
1st quarter	$1.58	$1.24
2nd quarter	1.47	1.26
3rd quarter	1.39	1.21
4th quarter	1.36	1.09
2008
1st quarter	$1.26	$0.98
2nd quarter	1.36	1.10
3rd quarter	1.42	1.20
4th quarter	1.21	0.85
2009
1st quarter (through March 12, 2009)	$1.10	$0.67

As of March 11, 2009, there were over 3000 holders of record of the Company’s common stock, based upon data available to us from our proxy solicitor, transfer agent and market maker for our common stock. The Company has never paid cash dividends on its common stock and intends to keep future earnings, if any, to retire debt and finance the expansion of its business. Accordingly, the Company does not anticipate that cash dividends will be paid in the near future. Future payment of dividends would depend on the Company’s earnings, capital requirements, expansion plans, financial condition and other relevant factors.

Performance Graph

The following graph is presented to compare the cumulative total return for the Corporation’s Common Stock to the cumulative total returns of the NYSE AMEX Equities Exchange, the Russell Micro Cap Index and the NASDAQ Transportation Index for the period from July 26, 2002 (the start of trading for the stock of our Corporation), through the close of the market on December 31, 2008, assuming an investment of $100 was made in the Corporation’s Common Stock and in each index on July 26, 2002, and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Express-1 Expedited Solutions, Inc, The Amex Composite Index.
The Russell MicroCap Index And The Nasdaq Transportation Index

*	$100 invested on 12/31/03 in stock & index-including reinvestment of dividends.

Fiscal year ending December 31.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information, as of December 31, 2008, with respect to the Company’s stock option plan under which common stock is authorized for issuance, as well as other compensatory options granted outside of the Company’s stock option plan.

(c)
Number of Securities
		(b)	Remaining Available for
	(a)	Weighted-Average	Future Issuance under
	Number of Securities to	Exercise Price of	Equity Compensation
	be Issued upon Exercise	Outstanding	Plan (Excluding
	of Outstanding Options,	Options, Warrants	Securities Reflected in
Plan Category	Warrants and Rights	and Rights	Column (a))

Equity compensation plans approved by security holders	3,609,000	$1.18	1,991,000
Warrants issued to raise capital	2,252,000	$2.05	N/A

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2008 is derived from our Consolidated Financial Statements. The Consolidated Financial Statements as of December 31, 2008 and 2007, and for each of the years in the three-year period ended December 31, 2008 and the independent registered public accountants’ reports thereon, are included in Item 8 of this Form 10-K. This data should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K. All data expressed in the table is expressed in thousands except for earnings per share data.

	Year Ended December 31,
	2008	2007	2006	2005	2004

Consolidated Statements of Earnings Data:
Operating revenue from continuing operations	$109,462	$47,713	$37,327	$35,383	$37,842
Net income (loss) from continuing operations	2,817	1,813	3,583	(5,672)	(2,686)
Net income (loss) from continuing operations per common share	$0.09	$0.07	$0.14	$(0.21)	$(0.11)
Consolidated Balance Sheet Data:
Cash	$1,107	$800	$79	$386	$854
Working capital	4,708	3,781	2,248	1,342	3,714
Total assets	41,682	23,724	21,609	18,454	25,065
Long-term obligations	4,759	650	1,401	2,787	575

In 2004, the Company implemented a restructuring plan to eliminate previously acquired unprofitable business units and operations. In conjunction with this plan, the Company recorded approximately $4.5 million and $2.6 million in restructuring expenses for the years ended December 31, 2005 and 2004, respectively.

The effects of the restructuring expenses in the aforementioned years also resulted in the following tax provisions: 2004: a tax benefit of $1,921,000; 2005: no tax provision due to the recognition of a valuation allowance on the Company’s deferred taxes; and 2006: a tax benefit of $1,128,000 resulting from the recognition of a net benefit due to the elimination of the previous year’s valuation allowance. As of December 31, 2008 the Company continues to carry a federal net operating loss carry forward of $850,000 relating to the restructuring losses. In 2008, the Company recorded its tax provision at an effective rate of 42.5%. See footnote 14, (Income Taxes) for a complete analysis of the Company’s income tax provision.

In January 2008, the Company purchased substantially all assets and certain liabilities of Concert Group Logistics, LLC (CGL). CGL contributed $51,136,000 in revenue and $1,711,000 to the Company’s operating income from continuing operations in 2008.

Additionally, in March of 2008 the Company initiated Bounce Logistics, LLC (Bounce), a premium truckload brokerage operation, which contributed revenues of $7,011,000 and an operating loss from continuing operations of $34,000 in 2008.

Results of operations from Express-1 Dedicated have not been reflected in the Earnings Data above, but have been included, net of tax in Income from Discontinued Operations in the Company’s Consolidated Statement of Operations. See Item I. “Business” for further details regarding Express-1 Dedicated’s discontinued operation.

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

Revenue Recognition

Within the Company’s Express-1 and Bounce Logistics business units, revenue is recognized primarily at the point in time delivery is completed on the freight shipments it handles; with related costs of delivery being accrued as incurred and expensed within the same period in which the associated revenue is recognized. For these business units, the Company uses the following supporting criteria to determine revenue has been earned and should be recognized: i) persuasive evidence that an arrangement exists, ii) services have been rendered, iii) the sales price is fixed and determinable and iv) collectability is reasonably assured.

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

Revenue is reported by the Company on a gross basis in accordance with release 99-19 from the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB), Reporting Revenue Costs as a Principal versus Net as an Agent. The following facts justify our position of reporting revenue on a gross basis:

•	The Company is the primary obligor and is responsible for providing the service desired by the customer.

•	The customer holds the Company responsible for fulfillment including the acceptability of the service. (Requirements may include, for example, on-time delivery, handling freight loss and damage claims, establishing pick-up and delivery times, and tracing shipments in transit.)

•	The Company has discretion in setting sales prices and as a result, its earnings vary.

•	The Company has discretion to select its drivers, contractors or other transportation providers (collectively, “service providers”) from among thousands of alternatives, and

•	The Company bears credit risk for all of its receivables.

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

The majority of cash is maintained with a regionally based institution. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and, therefore, bear minimal risk.

Concentration of credit risk with respect to trade receivables is limited due to our large number of customers and wide range of industries and locations served. One customer compromised more than ten percent of the December 31, 2007 customer accounts receivable balance. As of December 31, 2008, there was no one customer that compromised more than seven percent of our consolidated accounts receivable balance.

We receive a significant portion of our revenue from customers who operate within the U.S. domestic automotive industry. Accordingly, our accounts receivable are comprised of a concentration of accounts from within this industry. Recently, the U.S. automotive industry has been in decline. In the event of further financial erosion by any of the “Big Three” domestic automotive manufacturers, the effect on our Company could be materially adverse. Further, the weakening of any of the domestic automotive manufacturers can have an adverse effect on a significant portion of our customer base which is comprised in large-part by manufacturers and suppliers for the automotive industry.

We extend credit to various customers based on an evaluation of the customer’s financial condition and their ability to pay in accordance with our payment terms. We provide for estimated losses on accounts receivable considering a number of factors, including the overall aging of account receivables, customers payment history and the customer’s current ability to pay its obligation. Based upon our managements’ review of accounts receivable and other receivables, allowance for doubtful accounts of approximately $133,000 and $77,000 are considered necessary as of December 31, 2008 and 2007, respectively. Although we believe our account receivables are recorded at their net realizable value, a decline in our historical collection rate could have a materially adverse effect on our operations and net income. We do not accrue interest on past due receivables.

RESULTS OF OPERATIONS

For financial reporting purposes, we recognize three business units which represent our unique service offerings. These units all utilize a non-asset based business model and focus upon premium transportation markets including — Express-1 offering ground expedite services, Concert Group Logistics, offering freight forwarding services and Bounce Logistics offering premium truckload brokerage services. The Concert Group Logistics (CGL) and Bounce Logistics units were new to our Company during 2008 and therefore not included in results of periods prior to 2008. In addition to adding two business units during 2008 we also discontinued one former business unit, Express-1 Dedicated, which offered contract dedicated transportation services to one of the domestic big-three automotive companies. The operations of Express-1 Dedicated ceased on February 28, 2009 and more information on this closing can be found elsewhere within this report.

Our Express-1 unit has two means of generating revenues and business volume. Express-1 transports shipments through the use of its fleet of vehicles, approximately 98% of which are owned and operated by independent contract drivers. In addition, Express-1 also routinely brokers expedite loads to third parties such as other expedited transportation companies or to general truckload carriers. Within the Express-1 operations, the volume of loads placed upon our fleet of independent contract drivers represented approximately 90% of the load volume and 86% of the revenue for this business unit.

Our Concert Group Logistics operation generates revenue and business volume by providing logistics services to its customers. These services fall under the broad category of freight forwarding, which include everything from the management of multi-modal shipments to logistics management for members of our customer base. Within

CGL, we operate through a network of 26 independently owned locations. Each independent location is operated by a staff of logistics professionals who have specialized knowledge in providing transportation solutions within the geographic regions in which they operate. Many of these stations also offer international freight forwarding services through their many customer contacts.

Bounce Logistics generates business volume and resulting revenue in much the same manner as our Express-1 business unit. Bounce accepts loads from its customers and engages transportation companies to handle the physical movement of these loads as a freight brokerage. In addition, Bounce is a licensed motor carrier and maintains a small fleet of independent contractor owned trucks to transport a portion of the loads it manages. Within our Bounce operations, the volume of loads placed upon our fleet of independent contract drivers represented approximately 9% of the load volume and 10% of the revenue for this business unit.

Fuel impacts our business revenue, direct costs and resulting margin. In periods when fuel prices are increasing, our revenue increases as do our direct costs. Conversely, during periods where fuel prices are declining, our revenue decreases as does our direct cost. Within our Express-1 business unit, the impact of fuel prices on revenue and fuel costs can be separately identified and is disclosed within our internal reports. Within our Concert Group Logistics, and Bounce Logistics business units, the impact of fuel prices on our revenues and cost of purchased transportation cannot be separately identified. CGL and Bounce predominantly rely upon third parties to provide the physical movement of goods transported for our customers. As is common within the freight forwarding and freight brokerage industries, fuel is not separately negotiated with customers or the third-party transportation companies handling movements. Rates are “all-inclusive” to include everything associated with the transit in most cases. We believe this treatment is consistent with other transportation companies engaged in businesses similar to each of our business units.

Economic Recession

Our Company provides freight movements for a multitude of customers within various industries. Historically, weakness in one business niche has been more than offset by opportunity within another. Expansion within the U.S. and world economies created increasing levels of demand for transportation services. This historical environment allowed our Company to continue to grow organically at rates that were greater than within the overall economy.

Within 2008, it became increasingly difficult to replace business volume from industry niches that were in decline with new industries or from the expansion of our network. During the fourth quarter of 2008, various economic sources pronounced the U.S. economy was in a recession. The overall economy has continued to deteriorate through the first few months of 2009, in spite of the efforts by our government to introduce stimulus packages that might change this downward trend. Until such time as the overall economy begins to stabilize and show some improvement, it is likely that our Company’s revenues, costs and levels of profitability will be negatively impacted by the economic recession. Within the Risk Factors section of this report on form 10-K, we outline in more detail the potential impacts of the U.S. and world recession on our Company. Please refer to that section to gain a better understanding of our business.

Financial Tables

Within our discussion and analysis of our financial results, we have included tables which better reflect the results within each of our business units for the periods discussed. We believe these tables allow the readers of our reports a means to better visualize our results in a manner more consistent with management. Readers can quickly visualize annual results within some of our major reporting classifications, and annual changes in i) dollars, ii) percentage and iii) the percentage of consolidated revenue for some of the major captions within our financial reports. The tables are not intended to replace the financial statements, notes thereto or discussion by our management contained within this report. We encourage users to review those items to gain a better understanding of our financial position and results of operations.

Fiscal year ended December 31, 2008 compared to fiscal year ended December 31, 2007

Express-1 Expedited Solutions, Inc.
Summary Financial Table

For the Twelve Months Ended December 31,

			Year to Year Change		Percent of Revenue
	2008	2007	In Dollars	In Percentage	2008	2007

Revenues
Express-1	$52,639,000	$47,713,000	$4,926,000	10.3%	48.1%	100.0%
Concert Group Logistics	51,136,000	—	51,136,000	—	46.7%	—
Bounce Logistics	7,011,000	—	7,011,000	—	6.4%	—
Intercompany Eliminations	(1,324,000)	—	(1,324,000)	—	-1.2%	—

Total Revenues	109,462,000	47,713,000	61,749,000	129.4%	100.0%	100.0%

Direct Expenses
Express-1	40,408,000	35,951,000	4,457,000	12.4%	36.9%	75.3%
Concert Group Logistics	46,578,000	—	46,578,000	—	42.6%	—
Bounce Logistics	5,966,000	—	5,966,000	—	5.5%	—
Intercompany Eliminations	(1,324,000)	—	(1,324,000)	—	-1.3%	—

Total Direct Expenses	91,628,000	35,951,000	55,677,000	154.9%	83.7%	75.3%

Gross Margin
Express-1	12,231,000	11,762,000	469,000	4.0%	11.2%	24.7%
Concert Group Logistics	4,558,000	—	4,558,000	—	4.2%	—
Bounce Logistics	1,045,000	—	1,045,000	—	0.9%	—

Total Gross Margin	17,834,000	11,762,000	6,072,000	51.6%	16.3%	24.7%

Selling, General & Administrative
Express-1	7,116,000	7,236,000	(120,000)	-1.7%	6.5%	15.2%
Concert Group Logistics	2,847,000	—	2,847,000	—	2.6%	—
Bounce Logistics	1,079,000	—	1,079,000	—	1.0%	—
Corporate	1,622,000	1,567,000	55,000	3.5%	1.5%	3.2%

Total Selling, General & Administrative	12,664,000	8,803,000	3,861,000	43.9%	11.6%	18.4%

Operating Income from Continuing Operations
Express-1	5,115,000	4,526,000	589,000	13.0%	4.7%	9.5%
Concert Group Logistics	1,711,000	—	1,711,000	—	1.6%	—
Bounce Logistics	(34,000)	—	(34,000)	—	—	—
Corporate	(1,622,000)	(1,567,000)	(55,000)	-3.5%	-1.6%	-3.3%

Operating Income from Continuing Operations	5,170,000	2,959,000	2,211,000	74.7%	4.7%	6.2%

Interest Expense	354,000	65,000	289,000	444.6%	0.3%	0.1%
Other Expense	105,000	14,000	91,000	650.0%	0.1%	—

Income from Continuing Opertations Before Tax	4,711,000	2,880,000	1,831,000	63.6%	4.3%	6.0%
Tax Provision	1,894,000	1,067,000	827,000	77.5%	1.7%	2.2%

Income from Continuing Operations	2,817,000	1,813,000	1,004,000	55.4%	2.6%	3.8%
Income from Discontinued Operations, Net of Tax	339,000	358,000	(19,000)	-5.3%	0.3%	0.8%

Net Income	$3,156,000	$2,171,000	$985,000	45.4%	2.9%	4.6%

Consolidated Results

The composition of our consolidated results changed during 2008 compared to 2007. Our acquisition of CGL and the Bounce start-up were the primary catalysts behind this change. We experienced dramatic increases within our consolidated revenue and changes in the historical relationship between some of our expenses and our revenues during the year. As our three operations continue to develop, the composition of our results could change even more to reflect the amount of our business volume derived from each unit. Similarly, in the event we complete one or more acquisitions in the future, our revenues and the composition of our revenues could continue to change as a result of the mix of our consolidated business volume derived from each operation.

Approximately 92% of our increase in consolidated revenue during 2008 was due to acquisition growth stemming from our CGL and Bounce operations. Our Express-1 operations contributed 8% to our increase in consolidated revenue during the period. Our intercompany cross selling activities accounted for $1.3 million during 2008, and this revenue has been eliminated from our consolidated numbers for reporting purposes. Cross-selling most commonly arises when Express-1 or Bounce accepts a load on behalf of one of our other business units, thereby becoming a provider of services to its affiliate.

Operating costs within each of our business units was impacted during 2008 by general rate compression from within the domestic transportation markets. Decreases in rates were not entirely passed on to our providers of purchased transportation including our fleet of independent contractors. During this same period, the relative percentage of our revenues derived from or associated with fuel costs increased. Since most of the revenue we receive in the form of fuel surcharges is passed along as payments to providers of transportation services, changes in the proportion of our revenue derived from fuel had the impact of increasing our direct costs as a percentage of revenue.

With the acquisition of CGL and the start-up of Bounce, our historical relationship between operating costs and associated revenue changed. Both CGL and Bounce have slightly different, but complementary, business models from our Express-1 reporting unit. As a result, our operational cost has changed as a proportion of revenue. During 2008, our operating costs represented 84% of consolidated revenue compared to 75% during 2007. Correspondingly, gross margin also changed as a percentage of revenue. During 2008, gross margin represented 16% of our consolidated revenues compared to 25% during 2007.

Selling, general and administrative expenses increased primarily due to the acquisition of CGL and the start-up of Bounce during 2008 compared to 2007. Within our Express-1 business unit SG&A expenses were slightly down for the year. In our corporate classification SG&A expenses were slightly increased year-over-year. As a percentage of revenue, SG&A expenses were approximately 12% during 2008, versus 18% during 2007. Our business model typically allows us to hold SG&A expenses to a slower rate of growth than that of our revenue. Within 2008, SG&A expenses increased by 44% from 2007 levels while our revenues increased by 129% during this same period. Our business model is also somewhat scalable and we have the flexibility to reduce some of our overhead costs, during periods of economic decline.

Our consolidated income from continuing operations improved during 2008 primarily due to the rate of growth within our Express-1 business unit and to the inclusion of CGL during 2008. Our Bounce unit which was formulated during 2008 became profitable during the later months of the year.

For the full year of 2008, we generated income from discontinued operations of $339,000, net of tax, compared to income of $358,000, net of tax, for the prior year. Our Express-1 Dedicated business unit was discontinued during the fourth quarter of 2008 due to the loss of its dedicated contract. We have been informed that the loss of the dedicated contract was due to rates. Another provider submitted a bid that would be below breakeven had our Company matched the rates. Our position has been to not provide services at a loss. All operations were ceased effective February 28th, 2009, and all assets have either been sold or transferred to our other operations. The facility lease was absorbed by the new service provider and many of the employees were offered employment within the new operation. We do not anticipate recording a significant level of shutdown expenses related to this closed operation.

Our net income increased by 45% during 2008, due to strong growth within our Express-1 and CGL business units. The rate at which we accrue for income taxes increased slightly during 2008, as our operations expended into more states and the tax rates upon many of these jurisdictions continued to rise. Our federal loss carry forward was reduced to approximately $850,000 as of December 31, 2008, and we will begin to remit cash for income taxes beginning in the first quarter of 2009.

Express-1

Our Express-1 unit experienced a 10% increase in revenue during 2008 versus 2007. Of this increase approximately 2% was attributable to revenue growth from our operations, whereas 8% was attributable to revenue growth related to fuel surcharges to our customers. Express-1 experienced erosion within the average size of its fleet of independent contractors during 2008. Average rates charged to customers were also down slightly compared to 2007. These changes were a reflection of the broader economy, with the first half of 2008 being much more robust than the second half in which we witnessed a quick slow down during the fourth quarter. Express-1 successfully mitigated a significant decline in domestic automotive business by replacing over 8000 automotive loads during 2008 with shipments from within other industries. This load volume attributable to domestic automotive business had accounted for as much as 30% of our load volume, as recently as 2007. In spite of the continued softness in rates, and reduction within its fleet, Express-1 was successful in increasing its overall margin dollars during 2008 by 4% or $469,000 compared to the 2007 levels. Express-1 successfully decreased its SG&A expense by strictly enforcing cost controls throughout the year. Operating income increased during 2008 versus 2007, primarily due to the improvement in gross margin dollars and the reduction in SG&A costs. Fuel surcharge revenue within Express-1 was $9.0 million during 2008 versus $4.8 million in 2007.

Concert Group Logistics

Comparisons of year-over-year results within our Concert Group Logistics unit are difficult, due to the purchase of this unit during the first quarter of 2008. CGL was owned and operated as a private company, prior to this transaction. Specific pro-forma results of Concert Group Logistics are provided elsewhere in this report, and should be considered together with these comments.

Concert Group Logistics revenue was $51.1 million during 2008 and accounted for 47% of our consolidated revenue for the period. CGL successfully increased its penetration within the international freight forwarding market and the portion of revenue derived from international shipments increased to over 20% of total revenue during 2008. Operating costs, which consist primarily of payments for purchased transportation used to complete CGL network shipments and payments to independent station owners for commissions (gross profit sharing splits), represented 91% of CGL revenues, resulting in a gross margin of 9% of revenue. Both these levels are in-line with CGL’s historical averages for these line items. Selling, general and administrative expenses represented 6% of CGL revenue during 2008. Our management anticipates that income from operations within CGL can continue to increase on a prospective basis when the number of stations and associated CGL revenue increases in future periods. Expansion within the network of independent stations should not require a corresponding percentage increase within back-office costs for this operation.

Bounce Logistics

Comparisons of year-over-year results within our new Bounce Logistics unit are not possible, since the business grew from initial discussions into an operating business during 2008. We absorbed some development expenses during 2008, in the form of wages, start-up costs, fleet expenses and commission payments to the internal sales staff. Based upon adjustments made in the operational model during the third and fourth quarters of 2008, our Bounce unit became profitable on a monthly basis during the latter portion of 2008. Bounce’s management team has a clear focus on expansion of its operational footprint and developing customer accounts that result in higher rates of revenue and improving margins.

Twelve months ended December 31, 2008 compared to the proforma twelve months ended December 31, 2007

The information presented below is intended to reflect the proforma results of our Company on a consolidated basis as if the transaction with Concert Group Logistics occurred on January 1, 2007. It should be used in conjunction with the financial statements and footnotes thereto contained elsewhere within this report.

Proforma adjustments are limited to adjustments that are: i) directly attributable to the transaction, ii) factually supportable, iii) expected to have a continuing impact on the Company’s financial results. Adjustments that relate to improvements in operations, cross-selling opportunities and other potential beneficial adjustments have been omitted, based upon the aforementioned criteria for proforma adjustments.

Proforma Consolidated Results

On a pro-forma basis, consolidated revenues increased by $14.5 million or 15% during 2008. Approximately 75% of this growth came from the acquisition of CGL and start-up of Bounce, which contributed $3.8 million and $7.0 million of proforma growth respectively. The remaining growth came from within our Express-1 business unit. During this same period, our operating costs increased by 16% which reflects some of the rate pressures and margin compression we have continued to mention throughout 2008. Gross margin improved by $1.6 million or 9.5% on a proforma basis. SG&A expenses increased $0.6 million or 4.5% during 2008 compared to 2007. Income after tax from continuing operations increased $0.4 million or 17% for the year, with income from discontinued operations decreasing slightly. Net income increased by $0.4 million to $3.2 million from $2.8 million in the earlier year.

Our proforma results reflected organic growth within our Express-1 and Concert Group Logistics operations, in spite of economic conditions, which weakened rapidly towards the end of the year. Our Bounce Logistics operation gained a significant amount of traction in the latter half of 2008 and contributed approximately 48% of the proforma revenue growth during 2008.

Proforma Concert Group Logistics

On a proforma basis, Concert Group Logistics increased revenues by $3.8 million or 8% during 2008 compared to 2007. It is important to note that Concert Group Logistics reduced the size of its network by four stations during December 2007, just prior to our purchase transaction. With their network shrinking from 25 stations to 21, revenue growth was negatively impacted on a comparative basis. These four closed stations accounted for approximately $5.0 million or approximately 11% of CGL’s revenue during the 2007 period. We have not adjusted the historical proforma numbers to eliminate prior year revenues associated with these former stations, which lessens the growth rate of our combined network for comparative purposes. CGL successfully increased its international freight forwarding presence with international business accounting for 20% of its revenue during 2008 versus 13% for 2007. Concert Group Logistics operating costs increased by $3.8 million or 9% during 2008, resulting in gross margin dollars of $4.6 million which is up slightly from $4.5 million during 2007. Selling, general and administrative expenses decreased by $0.5 million or 14% during 2008 as compared to 2007. Operating income increased by 36% or $0.4 million during 2008 compared to 2007.

Fiscal year ended December 31, 2007 compared to fiscal year ended December 31, 2006

Express-1 Expedited Solutions, Inc.
Summary Financial Table
For the Twelve Months Ended December 31, 2007

			Year to Year Change		Percent of Revenue
	2007	2006	In Dollars	In Percentage	2007	2006

Revenues — Express-1	$47,713,000	$37,327,000	$10,386,000	27.8%	100.0%	100.0%
Direct Expense — Express-1	35,951,000	27,438,000	8,513,000	31.0%	75.3%	73.5%

Gross Margin — Express-1	11,762,000	9,889,000	1,873,000	18.9%	24.7%	26.5%
Selling, General & Administrative
Express-1	7,236,000	5,998,000	1,238,000	20.6%	15.2%	16.1%
Corporate	1,567,000	972,000	595,000	61.2%	3.3%	2.6%

Total Selling, General & Administrative	8,803,000	6,970,000	1,833,000	26.3%	18.4%	18.7%

Operating Income from Continuing Operations
Express-1	4,526,000	3,891,000	635,000	16.3%	9.5%	10.4%
Corporate	(1,567,000)	(972,000)	(595,000)	61.2%	-3.3%	-2.6%

Operating Income from Continuing Operations	2,959,000	2,919,000	40,000	1.4%	6.2%	7.8%

Interest Expense	65,000	205,000	(140,000)	-68.3%	0.1%	0.5%
Other Expense	14,000	168,000	(154,000)	-91.7%	0.0%	0.0%

Income from Continuing Opertations Before Tax	2,880,000	2,546,000	334,000	13.1%	6.0%	6.8%
Tax Provision	1,067,000	(1,037,000)	2,104,000	202.9%	2.2%	-2.8%

Income from Continuing Operations	1,813,000	3,583,000	(1,770,000)	-49.4%	3.8%	9.6%
Income from Discontinued Operations, Net of Tax	358,000	321,000	37,000	11.5%	0.8%	0.9%

Net Income	$2,171,000	$3,904,000	$(1,733,000)	-44.4%	4.6%	10.5%

Consolidated Results

During 2007 and 2006, our operations consisted of our Express-1 business unit and our now discontinued Express-1 Dedicated business unit. For purposes of this narrative, we will refer to our continuing operations together with our corporate overhead expenses. Since all revenue, direct expense and gross margin was derived from our Express-1 operation, within our continuing operations discussion of our consolidated results will begin below the gross margin line item.

SG&A expenses increased by 26% to $8.8 million during 2007 compared $7.0 million in 2006. The increases were related to wages, satellite communications, sales and promotional expenses along with various other costs associated with operating a larger fleet and organization. Our income from continuing operations before tax increased by $0.3 million or 13%. During 2006, we reduced a valuation allowance on a tax loss carry forward which resulted in a one-time tax benefit of approximately $1.1 million. As a consequence of recording this tax benefit, our income from continuing operations after tax and our net income were both down in 2007 versus 2006. We generated $0.4 million, net of tax, from discontinued operations during 2007 compared to $0.3 million net of tax during 2006.

Express-1

Our Express-1 unit experienced a 28% increase in revenue during 2007 versus 2006. Of this increase approximately 20% was attributable to revenue growth from our operations, whereas 8% was attributable to revenue growth related to fuel surcharges to our customers. Express-1 experienced significant gains in the average size of its fleet of independent contractors during 2007. Average rates charged to our customers were also steady compared to 2006. Express-1 successfully introduced its services to an ever broader customer base and initiated a concerted effort to begin diversifying away from higher levels of automotive related business volume. Express-1 was successful in increasing its overall margin during 2007 by 19% or $1.9 million compared to the 2006 levels. Express-1 reduced its SG&A expense as a percentage of revenue by enforcing cost controls and more productivity from its staff. Operating income increased during 2007 versus 2006, due primarily to the improvement in gross margin dollars and the control of SG&A costs. Fuel surcharge revenue within Express-1 was $4.8 during 2007 versus $1.7 in 2006.

LIQUIDITY AND CAPITAL RESOURCES

General

In January 2008, we completed the purchase of substantially all assets and certain liabilities of Concert Group Logistics, LLC. Total consideration given in the transaction included $9.0 million in cash and the issuance of 4.8 million shares of Express-1 Expedited Solutions, Inc. common stock. This acquisition was financed with proceeds from our line of credit facility and the issuance of term debt. Our liquidity position changed significantly upon the completion of this purchase transaction. Any analysis of our liquidity and capital resources should take into consideration the impact of this transaction upon our overall cash flows and financial position. For more information on this transaction, please refer to Item 1 and to Item 8, Footnote 13 elsewhere within this report.

The impact of weakened U.S. economy upon our financial performance should also be considered in an analysis of our liquidity and capital resources. Further discussion on the impact on the economy upon our operating results can be found in Item 1A. and Item 7, within this report.

Cash Flow

As of December 31, 2008, we had $4,428,000 of working capital with associated cash of $1,107,000 compared with working capital of $3,781,000 and cash of $800,000 at December 31, 2007. This represents an increase of 17% or $647,000 in working capital during the period.

During the year ended December 31, 2008, we generated $7,048,000 in cash from operations compared to $4,043,000 for the prior year. Primary components of this increase related to: (i) Net income from operations and (ii) an overall improvement in other current assets and liabilities.

Investing activities used approximately $11,780,000 during the year ended December 31, 2008 compared to our use of $2,293,000 on these activities during the prior year. Most of this cash, $8,489,000 was used to purchase Concert Group Logistics in January of 2008. In addition, final earn-out payments to the former owners of Express-1, Inc. and Dasher Express, Inc. were made totaling $2,210,000 and $1,960,000 during 2008 and 2007, respectively. Cash of $1,109,000 and $473,000 was also used to purchase capital expenditure items, such as satellite communications equipment for our fleet, computer software and related computer hardware, during the 2008 and 2007 periods, respectively.

Financing activities provided approximately $5,039,000 for the year ended December 31, 2008 compared to a cash utilization of $1,029,000 in 2007. In 2008 the purchase of Concert Group Logistics was financed through borrowings of approximately $9.0 million on the Company’s line of credit facility. As of December 31, 2008 our net draw for the year on our line of credit totaled $2,320,000. In 2007 we reduced our outstanding debt balances by $1,319,000 by paying off our line of credit. Additionally, we also received $168,000 and $290,000 from the exercise of warrants during the 2008 and 2007 periods, respectively.

Line of Credit

To ensure that our Company has adequate near-term liquidity, we entered into a new credit facility with National City Bank in January, 2008. This $14.6 million facility provides for a receivables based line of credit of up to $11.0 million and a term debt component of $3.6 million. The Company may draw upon the receivables based line of credit the lesser of $11.0 million or 80% of eligible accounts receivable, less amounts outstanding under letters of credit. To fund the Concert Group Logistics, LLC purchase, the Company drew down $3.6 million on the term facility and $5.4 million on the receivables based line of credit. Substantially all the assets of our Company and wholly owned subsidiaries (Express-1, Inc., Concert Group Logistics, Inc. and Bounce Logistics, Inc.) are pledged as collateral securing our performance under the line. The line bears interest based upon a spread above thirty-day LIBOR with an increment of 125 basis points above thirty-day LIBOR for the receivables line and 150 basis points above thirty-day LIBOR for the term portion as of December 31, 2008. The term loan is amortized over a thirty-six month period and requires monthly principal payments of $100,000 together with accrued interest be paid until retired. As of December 31, 2008 the weighted average interest rate on the credit facility was approximately 2.81%, and rates are adjusted monthly. Available capacity under the line was approximately $6.8 million as of December 31, 2008. The credit facility carries a maturity date of May 31, 2010 and we anticipate renewing this facility prior to this time.

We had outstanding standby letters of credit at December 31, 2008 of $335,000, related to insurance policies either continuing in force or recently canceled. Amounts outstanding for letters of credit reduce the amount available under our line of credit, dollar-for-dollar.

Options and Warrants

We may receive proceeds in the future from the exercise of warrants and options outstanding as of December 31, 2008, in accordance with the following schedule:

	Approximate
	Number of	Approximate
	Shares	Proceeds

Total Outstanding as of December 31, 2008:
Options granted within Stock Compensation Plan	3,609,000	$4,257,000
Warrants issued	2,252,000	4,622,000

	5,861,000	$8,879,000

The following table is provided to allow the users of the financial statements more insight into different groupings of warrants and options. The options and warrants reflected within this table are the same as those above with a different viewpoint. The table is designed to reflect maturity date groupings in rows and ranges of exercise prices in columns.

	< $1.00	$1.00-$1.25	$1.26-$1.50	$1.51-$1.75	$1.76-$2.00	Over $2.00	Total

Q1 2009		25,000	660000				685,000
Q2 2009						1,793,000	1,793,000
Q3 2009			75,000				75,000
Q4 2009				23,000			23,000
Thereafter	980,000	1,340,000	965,000				3,285,000

Total	980,000	1,365,000	1,700,000	23,000	0	1,793,000	5,861,000

Contractual Obligations

The table below reflects all contractual obligations of our Company as of December 31, 2008. (Included within this table is an earn-out payment on the CGL acquisition).

	Payments Due by Period
		Less than 1	1 to 3
Contractual Obligations	Total	Year	Years

Capital lease obligations	$35,000	$35,000	$—
Notes payable	2,600,000	1,200,000	1,400,000
Line of credit	2,320,000	—	2,320,000
Operating leases	17,000	17,000
Earn out obligation**	500,000	500,000
Real estate obligations*	507,000	178,000	329,000

Total contractual obligations	$5,979,000	$1,930,000	$4,049,000

(*)	In addition to real estate leases used in the Company’s current operations, included in this number is a real estate lease commitment for property located on Boggy Creek Road in Orlando, Florida, net of estimated sublease proceeds. For further information on this lease, see Item 2 Properties and Footnote 11 Commitments and Contingencies contained elsewhere in this report.

(**)	The earnout obligation relates to the Concert Group Logistics transaction. The Company was required to pay the former owners of Concert Group Logistics LLC, a minimum earnout of $500,000 at the end of 2008, based upon the full year performance of the Company’s CGL business unit for 2008 and 2009.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. In general, the statement 1) broadens the guidance of SFAS No. 141, extending its applicability to all events where one entity obtains control over one or more other businesses, 2) broadens the use of fair value measurements used to recognize the assets acquired and liabilities assumed, 3) changes the accounting for acquisition related fees and restructuring costs incurred in connection with an acquisition, and 4) increased required disclosures. The Company is required to apply SFAS No. 141(R) prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Earlier application is not permitted. It is likely that the adoption of SFAS 141 (R) will have significant impact upon the structure of any future acquisitions and the recording of the assets acquired in those transactions and expenses incurred as a result of these transactions.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains or losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not record an adjustment within its financial statements as a result of adopting the provisions of SFAS No. 159, as of December 31, 2008 and does not currently anticipate a material impact upon its financial statements in future periods as a result of this pronouncement.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”, which defines fair value, establishes a framework for consistently measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007. The Company did not record an adjustment within its financial statements as a result of adopting the provisions of SFAS No. 157 as of December 31, 2008 and does not currently anticipate a material impact upon its financial statements in future periods as a result of this pronouncement.

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

We do not currently use derivative financial instruments for risk management purposes and do not use them for either speculation or trading. Because our operations are confined to the United States and are primarily denominated in U.S. currency, we are not currently subject to foreign currency risk.

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

Interest Rate Risk

From time-to-time we have interest rate risk, as borrowings under our credit facility are based on variable market interest rates. We completed the acquisition of Concert Group Logistics in January 2008 and financed the transaction with $9.0 million credit facility to fund part of the purchase. The credit facility is subject to variable rates of interest and an adjustment of 1% in the interest rate on this facility would result in a corresponding change in our annual pretax earnings of approximately $50,000. At December 31, 2008, our balance on our credit facility was $4,955,000 with a blended interest rate of approximately 3%.

Intangible Asset Risk

We have a substantial amount of intangible assets including goodwill and are required to perform impairment tests whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which might result in material charges that could be adverse to our operating results and financial position. Although at December 31, 2008, we believed our intangible assets were recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

Equity Price Risk

We do not own any equity investments other than in our subsidiaries. As a result, we do not currently have any operating equity price risk. We have used the stock of our Company in transactions involving the purchase of business units and assets, as well as in general fund raising activities. Fluctuations in the price of our own common stock, exposes us to some risk in future transactions where our stock is used as a medium of exchange.

Commodity Price Risk

We do not enter into contracts for the purchase or sale of commodities. As a result, we do not currently have any operating commodity price risk. Commodity prices do impact our Company in the form of prices for fuel used by our value providers and the resulting impact of commodities such as fuel on the overall economy within the United States.

ITEM 8.	FINANCIAL STATEMENTS

Consolidated Financial Statements
Express-1 Expedited Solutions, Inc.
Years Ended December 31, 2008, 2007 and 2006

Report of Independent Registered Public Accounting Firm

Board of Directors
Express-1 Expedited Solutions, Inc.
St. Joseph, Michigan

We have audited the accompanying consolidated balance sheets of Express-1 Expedited Solutions, Inc. as of December 31, 2008, and 2007; and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2008, 2007 and 2006. These consolidated financial statements are the responsibility of the management of Express-1 Expedited Solutions, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Express-1 Expedited Solutions, Inc. as of December 31, 2008 and 2007; and the results of its operations and its cash flows for the years ended December 31, 2008, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/  Pender Newkirk & Company LLP
Pender Newkirk & Company LLP
Certified Public Accountants

Tampa, Florida
March 27, 2009

Express-1 Expedited Solutions, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2008	2007

ASSETS
Current assets:
Cash	$1,107,000	$800,000
Accounts receivable, net of allowances of $133,000 and $77,000, respectively	12,202,000	5,663,000
Prepaid expenses	372,000	492,000
Other current assets	650,000	149,000
Deferred tax asset, current	493,000	1,549,000

Total current assets	14,824,000	8,653,000
Property and equipment, net of $2,220,000 and $1,734,000 in accumulated depreciation, respectively	3,141,000	2,312,000
Goodwill	14,915,000	7,737,000
Identified intangible assets, net of $1,682,000 and $1,279,000 in accumulated amortization, respectively	7,631,000	3,950,000
Loans and advances	63,000	104,000
Deferred tax asset, long term	—	377,000
Other long term assets	1,108,000	591,000

	$41,682,000	$23,724,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,578,000	$892,000
Accrued salaries and wages	691,000	660,000
Accrued acquisition earnouts	—	2,210,000
Accrued expenses, other	862,000	861,000
Current maturities of long-term debt	1,235,000	50,000
Other current liabilities	1,030,000	199,000

Total current liabilities	10,396,000	4,872,000

Line of credit	2,320,000	—
Notes payable and capital leases, net of current maturities	1,400,000	34,000
Deferred tax liability, long-term	583,000	—
Other long-term liabilities	456,000	616,000

Total long-term liabilities	4,759,000	650,000

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 32,215,218 and 27,008,768 shares issued and 32,035,218 and 26,828,768 shares outstanding	32,000	27,000
Additional paid-in capital	26,316,000	21,152,000
Accumulated earnings (deficit)	286,000	(2,870,000)
Treasury stock, at cost, 180,000 shares held	(107,000)	(107,000)

Total stockholders’ equity	26,527,000	18,202,000

	$41,682,000	$23,724,000

The accompanying notes are an integral part of the consolidated financial statements.

Express-1 Expedited Solutions, Inc.

Consolidated Statements of Operations

		Twelve Months Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Revenues
Operating revenue	$109,462,000	$47,713,000	$37,327,000
Expenses
Direct expense	91,628,000	35,951,000	27,438,000

Gross margin	17,834,000	11,762,000	9,889,000
Sales, general and administrative expense	12,664,000	8,803,000	6,970,000

Operating income from continuing operations	5,170,000	2,959,000	2,919,000
Other expense	105,000	14,000	168,000
Interest expense	354,000	65,000	205,000

Income from continuing operations before income tax	4,711,000	2,880,000	2,546,000
Income tax provision	1,894,000	1,067,000	(1,037,000)

Income from continuing operations	2,817,000	1,813,000	3,583,000
Income from discontinued operations, net of tax(1)	339,000	358,000	321,000

Net income	$3,156,000	$2,171,000	$3,904,000

Basic income per share
Income from continuing operations	$0.09	$0.07	$0.14
Income from discontinued operations	0.01	0.01	0.01
Net income	0.10	0.08	0.05
Diluted income per share
Income from continuing operations	$0.09	$0.07	$0.14
Income from discontinued operations	0.01	0.01	0.01
Net income	0.10	0.08	0.15
Weighted average common shares outstanding
Basic weighted average common shares outstanding	31,453,765	26,690,382	26,297,120
Diluted weighted average common shares outstanding	31,757,164	27,326,729	26,641,012

(1)	Within income from discontinued operations are provisions for income tax of $250,000, $233,000 and ($91,000) for the years ended December 31, 2008, 2007 and 2006, respectively

The accompanying notes are an integral part of the consolidated financial statements.

Express-1 Expedited Solutions, Inc.

Consolidated Statements of Changes in Stockholders’ Equity
For the Three Years Ended December 31,

					Additional	Accumulated
	Common Stock		Treasury Stock		Paid in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance, January 1, 2006	26,465,034	$26,000	(180,000)	$(107,000)	$20,312,000	$(8,945,000)	$11,286,000
Issuance of stock for exercise of warrants	1,003				1,000		1,000
Issuance of ESOP shares	50,000	1,000			36,000		37,000
Stock option expense					110,000		110,000
Net income						3,904,000	3,904,000

Balance, December 31, 2006	26,516,037	$27,000	(180,000)	$(107,000)	$20,459,000	$(5,041,000)	$15,338,000
Issuance of stock for exercise of warrants	290,500				290,000		290,000
Issuance of common stock	22,231				—		—
Issuance of ESOP shares	180,000				225,000		225,000
Stock option expense					178,000		178,000
Net income						2,171,000	2,171,000

Balance, December 31, 2007	27,008,768	$27,000	(180,000)	$(107,000)	$21,152,000	$(2,870,000)	$18,202,000
Issuance of stock for exercise of warrants	406,450	—			168,000		168,000
Stock option expense					198,000		198,000
Issuance of common stock	4,800,000	5,000			4,843,000		4,848,000
AMEX issuance fees					(45,000)		(45,000)
Net income						3,156,000	3,156,000

Balance, December 31, 2008	32,215,218	$32,000	(180,000)	$(107,000)	$26,316,000	$286,000	$26,527,000

The accompanying notes are an integral part of the consolidated financial statements.

Express-1 Expedited Solutions, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2008	2007	2006
Operating activities
Net income applicable to stockholders	$3,156,000	$2,171,000	$3,904,000
Adjustments to reconcile net income to net cash from operating activities	—
Provision for allowance for doubtful accounts	(67,000)	188,000	157,000
Depreciation & amortization expense	1,114,000	843,000	1,054,000
Stock compensation expense	198,000	178,000	110,000
Common stock issued for ESOP		224,000	—
Loss on retirement of note receivable	—	—	90,000
Loss (gain) on disposal of equipment	4,000	(12,000)	66,000
Non-cash impairment of intangible assets	—	—	23,000
Changes in assets and liabilities, net of effect of acquisition:
Account receivable	(231,000)	(497,000)	(1,078,000)
Other current assets	907,000	(448,000)	(674,000)
Prepaid expenses	211,000	(227,000)	62,000
Other assets	475,000	1,303,000	(479,000)
Accounts payable	250,000	(142,000)	110,000
Accrued expenses	(566,000)	121,000	(271,000)
Accrued salary and wages	—	(64,000)	364,000
Other liabilities	1,597,000	405,000	199,000

Cash provided by operating activities	7,048,000	4,043,000	3,637,000

Investing activities
Acquisition of business, net of cash acquired	(8,489,000)
Payment of acquisition earn-out	(2,210,000)	(1,960,000)	(1,710,000)
Payment of purchases of property and equipment	(1,109,000)	(473,000)	(961,000)
Proceeds from sale of assets	28,000	101,000	5,000
Proceeds from notes receivable	—	39,000	150,000

Cash used by investing activities	(11,780,000)	(2,293,000)	(2,516,000)

Financing activities
Credit line, net activity	2,320,000	(1,159,000)	(1,252,000)
Proceeds from debt for acquisition	3,600,000	—	—
Payments of debt	(1,049,000)	(160,000)	(176,000)
Proceeds from exercise of warrants	168,000	290,000	—

Cash flows provided (used) by financing activities	5,039,000	(1,029,000)	(1,428,000)

Net increase (decrease) in cash	307,000	721,000	(307,000)
Cash, beginning of period	800,000	79,000	386,000

Cash, end of period	$1,107,000	$800,000	$79,000

Supplemental disclosures of noncash activities:
Cash paid during the period for interest	$318,000	$79,000	$205,000
Cash paid during the period for income taxes	267,000	49,000	—
Debt used to finance purchase of building	—	—	647,000
Increase of goodwill due to accrual of acquisition earnout	$—	$2,210,000	$1,960,000

Acquisition of assets and liabilities of Concert Group Logistics
Cash	$671,000
Accounts receivable purchased	5,856,000
Prepaid expenses	95,000
Property and equipment	415,000
Other assets	872,000
Goodwill and other intangible assets	11,303,000
Liabilities assumed	(4,704,000)

Net assets acquired	14,508,000
Less equity issued, including issuance cost	(4,848,000)
Less note payable issued	(500,000)
Less cash acquired	(671,000)

Net cash paid	$8,489,000

The accompanying notes are an integral part of the consolidated financial statements.

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements
Years ended December 31, 2008, 2007 and 2006

1.	Significant Accounting Principles

Basis of Presentation

For the years ended December 31, 2007 and 2006, Express-1 Expedited Solutions, Inc. (“the Company”) provided premium transportation and logistics services to thousands of customers primarily through its wholly owned subsidiary, Express-1, Inc. Most of the services provided were completed through a fleet of exclusive use vehicles that were owned and operated by independent contract drivers. The use of non-owned resources to provide services minimizes the amount of capital investment required and is often described with the terms “non-asset” or “asset-light.”

For the year ended December 31, 2008, the Company added to its subsidiaries, through the asset purchase of Concert Group Logistics, LLC. and the creation of Bounce Logistics, Inc. The purchase of Concert Group Logistics, LLC, was completed through a newly formed subsidiary, Concert Group Logistics, Inc. These two subsidiaries engage in premium transportation solutions through freight forwarding and premium freight brokerage solutions, respectively. The Concert Group Logistics, Inc. and Bounce Logistics, Inc. results of operations have been consolidated within the financial statements and accompanying footnotes for the year ended December 31, 2008, as presented herein. More detail on the Concert Group Logistics purchase is located in Footnote 13, within these notes to the financial statements.

During 2008, the Company discontinued its Express-1 Dedicated business unit, in anticipation of the cessation of these operations in February 2009. More information on the discontinuance of the Express-1 Dedicated operations can be found in Footnote 3.

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

The majority of cash is maintained with regional financial institutions located within in the United States. Deposits with these banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand.

Concentration of credit risk with respect to trade receivables from any one customer is limited due to the Company’s large number of customers and wide range of industries and locations served. One of its customers, a domestic automotive manufacturer, accounted for approximately 7% of the Company’s revenues in fiscal 2008. This concentration includes approximately, $4.8 million or 4%, which was derived from the operations of Express-1 Dedicated that were discontinued in 2008. The Company has a concentration of credit risk associated with its aggregate of customer account receivables originating from the domestic automotive industry. For the year ended December 31, 2008, the Company generated approximately 10% of its consolidated revenue from the Big Three U.S. automotive manufacturers. Our concentration risk is comprised not only of domestic automotive manufacturers (the U.S. Big Three), but also extends to major automotive industry suppliers. The Company services many other customers who support and derive their revenues from the automotive industry exclusive of the Big Three and their major suppliers.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of account receivables, customers payment history and the customer’s current ability to pay its obligation. Based on managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $133,000 and $77,000 is considered necessary as of December 31, 2008 and 2007, respectively. We do not accrue interest on past due receivables.

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

Goodwill

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires an annual impairment test for goodwill and intangible assets with indefinite lives. Under the provisions of SFAS No. 142, the first step of the impairment test requires that the

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

Company determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. There was no impairment of goodwill associated with the Company’s remaining operations, for the years ended December 31, 2008, 2007 and 2006. In the future, the Company will perform the annual test during its fiscal third quarter unless events or circumstances indicate impairment of the goodwill may have occurred before that time.

Identified Intangible Assets

The Company follows the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. For the years ended December 31, 2008 and 2007, there were no impairments of intangible assets. For the year ended December 31, 2006 the Company impaired $23,000 relating to a terminated employment contract.

Other Long-Term Assets

Other long-term assets primarily consist of balances representing various deposits, the long term portion of notes receivable, and the long-term portion of the Company’s non-qualified deferred compensation plan.

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

Revenue Recognition

Within the Company’s Express-1 and Bounce Logistics business units, revenue is recognized primarily at the point in time delivery is completed on the freight shipments it handles; with related costs of delivery being accrued as incurred and expensed within the same period in which the associated revenue is recognized. For these business units, the Company uses the following supporting criteria to determine revenue has been earned and should be recognized: i) persuasive evidence that an arrangement exists, ii) services have been rendered, iii) the sales price is fixed and determinable and iv) collectability is reasonably assured.

Within its Concert Group Logistics business unit, the Company utilizes an alternative point in time to recognize revenue. Concert Group Logistics revenue and associated operating expenses are recognized on the date

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Revenue is reported by the Company on a gross basis in accordance with release 99-19 from the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB), Reporting Revenue Costs as a Principal versus Net as an Agent. The following facts justify our position of reporting revenue on a gross basis:

•	The Company is the primary obligor and is responsible for providing the service desired by the customer.

•	The customer holds the Company responsible for fulfillment including the acceptability of the service. (Requirements may include, for example, on-time delivery, handling freight loss and damage claims, establishing pick-up and delivery times, and tracing shipments in transit).

•	The Company has discretion in setting sales prices and as a result, its earnings vary.

•	The Company has discretion to select its drivers, contractors or other transportation providers (collectively, “service providers”) from among thousands of alternatives, and

•	The Company bears credit risk for all of its receivables.

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

During the fourth quarter of 2008, the Company received notice from the Internal Revenue Service of the United States (the “IRS”) that its tax year 2006 had been selected for examination by the IRS. The Company has been cooperative with the IRS agent assigned to the engagement. Since the audit remains in the preliminary stages, the Company does not anticipate currently anticipate the examination will result in any significant adverse claims against Express-1 Expedited Solutions, Inc.

Stock Options

The Company accounts for share-based compensation in accordance with Statement of Financial Accounting Standard (SFAS) Number 123R, “Share-Based Payment,” which was adopted January 1, 2006, utilizing the modified prospective method. Prior to the adoption of SFAS 123R we accounted for stock option grants using the

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and accordingly, recognized no compensation expense for stock option grants.

As a result of adopting SFAS 123R, compensation cost of $198,000, $178,000 and $110,000 has been charged against income for the years ended December 31, 2008, 2007 and 2006, respectively. The associated income tax benefit recognized in the income statement related to this adoption was approximately $80,000, $72,000 and $41,000 for the years ended December 31, 2008, 2007 and 2006, respectively. There was no impact on cash flows from operating or financing activities or basic or diluted earnings per share as a result of these non-cash charges to earnings.

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

Options generally become fully vested three to four years from the date of grant and expire five to ten years from grant date. The Company granted 660,000, 485,000 and 300,000 options to purchase shares of its common stock pursuant to its stock option plan during the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, the Company had 1,991,000 shares available for future stock option grants under its existing plan.

The weighted-average fair value of each stock option recorded in expense for the years ended December 31, 2008, 2007 and 2006 were estimated on the date of grant using the Black-Scholes option pricing model and were amortized over the vesting period of the underlying options. The Company has used one grouping for the assumptions, as its option grants are primarily basic with similar characteristics. The expected term of options granted has been derived based upon the Company’s history of actual exercise behavior and represents the period of time that options granted are expected to be outstanding. Historical data was also used to estimate option exercises and employee terminations. Estimated volatility is based upon the Company’s historical market price at consistent points in a period equal to the expected life of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and the dividend yield is zero. The assumptions outlined in the table below were utilized in the calculations of compensation expense from option grants in the reporting periods reflected.

	Twelve Months Ended December 31,
	2008	2007	2006

Risk-free interest rate	3%-4%	5%	4%-5%
Expected life	5.0-6.0 years	6.0 years	5.0 - 10.0 years
Expected volatility	35%	35%	18% - 35%
Expected dividend yield	none	none	none
Grant date fair value	$0.37	$0.62	$0.22

As of December 31, 2008, the Company had approximately $265,000 of unrecognized compensation cost related to non-vested share-based compensation that is anticipated to be recognized over a weighted average period of approximately 1.1 years. Remaining estimated compensation expense related to existing share-based plans is $148,000, $72,000 and $45,000 for the years ending December 31, 2009, 2010 and thereafter, respectively.

At December 31, 2008, the aggregate intrinsic value of warrants and options outstanding was $359,000. During the year ended December 31, 2008, warrants representing 153,250 shares were exercised and the Company received approximately and $168,000 in cash from these transactions. Also during the year, warrants representing 854,747 shares of the Company’s stock were exercised in a cashless manner, wherein the Company did not receive cash proceeds from the transaction. During the years ended December 31, 2008, 2007 and 2006, stock options with a fair value of $261,000, $218,000 and $121,000 vested, respectively.

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

Earnings per Share

Earnings per common share are computed in accordance with SFAS No. 128, “Earnings Per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. The table below identifies the weighted average number of shares outstanding and the associated earnings per share for the periods represented.

	For the Year Ended December 31,
	2008	2007	2006

Income from continuing operations	$2,817,000	$1,813,000	$3,634,000
Income from discontinued operations	339,000	358,000	270,000

Net income	$3,156,000	$2,171,000	$3,904,000
Basic shares outstanding	31,453,765	26,690,382	26,297,120
Diluted shares outstanding	31,757,164	27,326,729	26,641,012
Basic earnings per share
Income from continuing operations	$0.09	$0.07	$0.14
Income from discontinued operations	$0.01	$0.01	$0.01
Net Income	$0.10	$0.08	$0.15
Diluted earnings per share
Income from continuing operations	$0.09	$0.07	$0.14
Income from discontinued operations	$0.01	$0.01	$0.01
Net Income	$0.10	$0.08	$0.15

The Company has in place an Employee Stock Ownership Plan (ESOP), which is described in more detail within Footnote 16 within this report. Shares issued to this plan are included in the denominator of the earnings per share calculation. Dilutive shares outstanding from Company’s ESOP were 255,000, 255,000 and 165,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Recently Issued Financial Accounting Standards

In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. In general, the statement 1) broadens the guidance of SFAS No. 141, extending its applicability to all events where one entity obtains control over one or more businesses, 2) broadens the use of fair value measurements used to recognize the assets acquired and liabilities assumed, 3) changes the accounting for acquisition related fees and restructuring costs incurred in connection with an acquisition, and 4) increased required disclosures. The Company is required to apply SFAS No. 141(R) prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Earlier application is not permitted. It is likely that the adoption of SFAS 141 (R) will have significant impact upon the structure of any future acquisitions and the recording of the assets acquired in those transactions and expenses incurred as a result of these transactions.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains or losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not record an adjustment within its financial

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

statements as a result of adopting the provisions of SFAS No. 159, as of December 31, 2008 and does not currently anticipate a material impact upon its financial statements in future periods as a result of this pronouncement.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”, which defines fair value, establishes a framework for consistently measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007. The Company did not record an adjustment within its financial statements as a result of adopting the provisions of SFAS No. 157 as of December 31, 2008 and does not currently anticipate a material impact upon its financial statements in future periods as a result of this pronouncement.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA and the SEC did not or are not believed by the Company’s management to have a material impact on the Company’s current or future financial statements.

2.	Subsequent Events

In January 2009, the Company completed the purchase of certain tangible and intangible assets from First Class Expediting Service, Inc. (FCES) of Rochester Hills, Michigan for the sum of $250,000. The Company assumed approximately $50,000 of liabilities related to leases for office equipment in the transaction and entered into a lease with the former owners of FCES for a small trucking terminal which houses the operations. The Company’s subsidiary, Express-1, Inc. completed the transaction, resulting in the establishment of a new First Class division of Express-1, Inc. Management anticipates that an allocation of the purchase price to the assets acquired will be completed during the first quarter of 2009.

In February 2009, the Company ceased all operations at its discontinued Express-1 Dedicated business unit in Evansville, Indiana. The unit was discontinued during the fourth quarter of 2008, in response to the loss of a dedicated service contract which represented approximately 90% of the unit’s business volume. All assets of the business unit were either sold or relocated for use in the Company’s other operations, prior to the close. The Company ceased all its operations, and released all employees on February 28, 2009. More information on the discontinuance and shutdown is included within Footnote 3 below.

In March 2009, the Company completed a settlement for the earnout provisions of the Concert Group Logistics purchase for the amount of $1.1 million. The settlement took the form of a general release between the Company and the former owners of Concert Group Logistics, LLC. Subsequent to this release, the Company has no future obligations related to the earnout or the performance of its Concert Group Logistics business unit. As of December 31, 2008, the Company had accrued $500,000 within its financial statements related to the CGL earnout. The $500,000 represented the amount guaranteed as minimum payment to the former owners of CGL, and reflected the Company’s estimate of the amount to be paid as of that date.

3.	Discontinued Operations

During the fourth quarter of 2008, the Company discontinued its Express-1 Dedicated business unit. The Company had operated this unit under the terms of a dedicated contract to supply transportation services to a domestic automotive manufacturer. The contact had been in-place for five years, and was not renewed by the automotive manufacturer in favor of the Company.

In anticipation of this potential cancellation, the Company had begun a change in its operating model from Company owned equipment to the use of short-term rental power units (Semi-tractors). The Company had also obtained a lease guarantee from the customer which transferred the Evansville facility lease from the Company to a new service provider of the customer. The Company’s position on renewal quotes for the contract business was that its Express-1 Dedicated business unit had to remain profitable and generate a reasonable return, upon the conclusion of any final negotiations. After all rounds of negotiations, the business was awarded to another service provider

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

under terms that would have likely left the Company in a net loss position, had it been matched for renewal purposes.

Due to these changes, the Company did not record any impairment charges on its financial statements during 2008 and its management does not anticipate recording a loss on its discontinued operations within periods subsequent to this discontinuance. The table below reflects the revenues, gross margins, operating expenses and net income of the Company’s discontinued Express-1 Dedicated business unit in each of the previous three years.

	Year Ended December	Year Ended December	Year Ended December
	31, 2008	31, 2007	31, 2006

Operating revenue	$4,921,000	$5,076,000	$4,864,000
Operating expense	3,805,000	3,960,000	3,958,000
Gross margin	1,116,000	1,116,000	906,000
Sales, general, and administrative	527,000	525,000	676,000
Income before tax provision	589,000	591,000	230,000
Tax provision (benefit)	250,000	233,000	(91,000)

Net income	$339,000	$358,000	$321,000

4.	Accounts Receivable

	2008	2007

Accounts receivable	$12,335,000	$5,740,000
Less: Allowance for doubtful accounts	133,000	77,000

	$12,202,000	$5,663,000

The activity in the Company’s allowance for doubtful accounts during the year ended December 31, 2008 and 2007 is summarized below:

	2008	2007

Balance at beginning of year	$77,000	$77,000
Additions: Charged to cost and expense	117,000	188,000
Deductions and adjustments	(61,000)	(188,000)

Balance at end of year	$133,000	$77,000

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

5.	Property and Equipment

	Years Ending December 31,
	2008	2007

Buildings	$1,115,000	$1,066,000
Leasehold improvements	228,000	51,000
Office equipment	378,000	223,000
Trucks and trailers	1,884,000	1,644,000
Warehouse equipment	115,000	79,000
Computer equipment	1,066,000	670,000
Computer software	575,000	313,000

	5,361,000	4,046,000
Less: accumulated depreciation	(2,220,000)	(1,734,000)

Total property and equipment	$3,141,000	$2,312,000

Included within the caption “Trucks and trailers” are assets financed with capital lease obligations of approximately $225,000 as of December 31, 2008 and 2007. Accumulated depreciation on these assets was $185,000 and $155,000 for 2008 and 2007, respectively.

Depreciation expense of property and equipment totaled approximately $664,000, $561,000 and $631,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Our “Statement of Operations” included within our financial statements contained depreciation expense in a caption other than “Direct expenses” for the years ended December 31, 2008, 2007 and 2006. For those years depreciation expense of $300,000, $320,000 and $415,000 respectively, was included within the line item “Direct expenses,” while depreciation expense of $364,000, $241,000 and $216,000 respectively was included within the line “Sales, general and administrative expense.”

6.	Loans and Advances

In conjunction with its restructuring activities and the related disposal of its Temple operations, the Company entered into a loan with the buyer of this operation in July 2005. The loan called for the borrower to remit to the Company payments spread equally over a sixty month period beginning in July 2006. Interest on this borrowing accrued at the rate of 6% per annum.

As of December 31, 2008 and 2007, the Company had outstanding balances on this note receivable of $104,000 and $143,000, respectively, of which approximately $41,000 and $39,000, respectively was classified as short term.

7.	Goodwill

The change in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 is as follows:

Balance at December 31, 2006	$5,527,000
Contingent contractually earned payments	2,210,000

Balance at December 31, 2007	$7,737,000
CGL Purchase	6,678,000
Contingent contractually earned payments	500,000

Balance at December 31, 2008	$14,915,000

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

In conjunction with the purchase of Concert Group Logistics, LLC in January, 2008, the Company entered into a new contractual arrangement which resulted in the creation of goodwill. In addition to the goodwill created at the time of the transaction, the contract provided for contingent consideration to be paid to the former owners of Concert Group Logistics, LLC in the event certain performance measures were achieved in 2008 and 2009. Subsequent to December 31, 2008, the Company entered into an agreement wherein all earnout and contractual obligations related to the CGL purchase were settled with the former owners of Concert Group Logistics, LLC for the amount of $1.1 million.

8.	Identified Intangible Assets

Intangible assets consist of the following:

	Year Ending December 31,
	2008	2007

Intangible not subject to amortization:
Trade name	$6,420,000	$3,346,000
Intangibles subject to amortization:
Employee contracts, net of accumulated amortization of $200,000 and $182,000 respectively	—	18,000
Non-compete agreements, net of accumulated amortization of $432,000 and $328,000, respectively	271,000	345,000
Independent Participant Network, net of accumulated amortization of $196,000 and $0, respectively	784,000	—
Customer relationships, net of accumulated amortization of $347,000 and $276,000, respectively	147,000	218,000
Other intangibles, net of accumulated amortization of $507,000 and $493,000, respectively	9,000	23,000

Total identifiable intangible assets	$7,631,000	$3,950,000

The following is a schedule by year of future expected amortization expense related to identifiable intangible assets as of December 31, 2008:

2009	$378,000
2010	363,000
2011	263,000
2012	200,000
2013	4,000
Thereafter	3,000

Total future expected amortization expense	$1,211,000

The Company recorded amortization expense of approximately $450,000, $282,000 and $423,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

9.	Notes Payable and Capital Leases

The Company enters into notes payable and capital leases with various third parties from time to time to finance certain operational equipment, real property and other assets used in its business operations. The Company uses financing for acquisitions and business start ups, among other items. Generally these loans and capital leases bear interest at market rates, and are collateralized with accounts receivable, equipment and certain assets of the Company.

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

The table below outlines the Company’s notes payable and capital lease obligations as of December 31, 2008 and 2007.

			Year Ending December 31,
	Interest rates	Term (months)	2008	2007

Capital leases for equipment	18%	24 - 60	$35,000	$84,000
Notes Payables	2.8%	36	2,600,000	—

Total notes payable and capital leases			2,635,000	84,000
Less: current maturities of long-term debt			1,235,000	50,000

Non-current maturities of long term-debt			$1,400,000	$34,000

The Company recorded interest expense associated with capital leases of $4,000, $11,000 and $21,000 for the years ended December 31, 2008, 2007 and 2006, respectively. For these same years, the Company recorded gross payments for capital lease obligations of $53,000, $154,000 and $222,000, respectively. The Company also recorded interest expense for the above note payable of $122,000 for the year ending December 31, 2008. For the same year the Company recorded gross payments for the note payable of $1,122,000.

The following is a schedule by year of future minimum principal payments required under the terms of the above notes payable and capital lease obligations as of December 31, 2008:

2009	$1,235,000
2010	1,200,000
2011	200,000

Total future principal payments	$2,635,000

The Company estimates it will incur interest expense associated with capital leases included within the total minimum principal schedule above amounting to approximately $1,000 for the next year 2009. The Company also estimates it will incur interest expense associated with notes payable included within the total minimum principal schedule above amounting to $58,000, $22,000 and $1,000, respectively.

10.	Revolving Credit Facilities

The Company entered into a new credit facility with National City Bank in January, 2008. This facility provides for a receivables based line of credit of up to $11.0 million and a term note of $3.6 million. The Company may draw upon the receivables based line of credit the lessor of $11.0 million or 80% of eligible accounts receivables, less amounts outstanding under letters of credit. To fund the purchase of Concert Group Logistics, LLC, the Company drew approximately $3.6 million on the term facility and $5.4 million on the receivables based line of credit. Substantially all the assets of the Company and its wholly owned subsidiaries (Express-1, Inc., Concert Group Logistics, Inc. and Bounce Logistics, Inc.) are pledged as collateral securing performance under the terms of the commitment. The line bears interest based upon a spread above thirty-day LIBOR with an initial increment of 125 basis points above thirty-day LIBOR for the receivables line and 150 basis points above thirty-day LIBOR for the term note. Amortizing over a thirty-six month period, the term note requires monthly principal payments of $100,000 together with accrued interest be paid until retired. The Company’s interest rate spread remained LIBOR plus 150 basis points for the term loan and LIBOR plus 125 basis points for the receivables based line, as of December 31, 2008. The weighted average of interest on the credit facility was approximately 2.8% and the rates are adjusted monthly. Available capacity under the line was approximately $6.8 million as of December 31, 2008. The credit facility carries a maturity date of May 31, 2010.

The line bears interest based upon a spread above thirty-day LIBOR with an initial increment of 125 basis points above thirty-day LIBOR for the receivables line and 150 basis points above thirty-day LIBOR for the term

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

note. Amortizing over a thirty-six month period, the term note requires monthly principal payments of $100,000 together with accrued interest be paid until retired. The Company’s interest rate spread remained LIBOR plus 150 basis points for the term loan and LIBOR plus 125 basis points for the receivables based line, as of December 31, 2008. The weighted average of interest on the credit facility was approximately 2.8% and the rates are adjusted monthly.

The line carries certain covenants related to the Company’s financial performance. Adherence by the Company to the covenants and specific performance by the Company under the covenants directly impacts the Company’s compliance with the terms and conditions of the agreement. In the event the Company fails to meet one or more financial covenants, the Company could be deemed in default of its credit agreement. Included among the covenants are a fixed charge coverage ratio and a total funded debt to earnings before interest and taxes, plus depreciation and amortization ratio. As of December 31, 2008, the Company was in compliance with all terms under the credit facility and no events of default existed under the terms of this agreement. Available capacity in excess of outstanding borrowings under the line was approximately $6.8 million as of December 31, 2008. The credit facility carries a maturity date of May 31, 2010.

The Company had outstanding standby letters of credit at December 31, 2008 of $335,000 related to insurance policies. Amounts outstanding for letters of credit reduce the amount available under the Company’s line of credit facilities, dollar-for-dollar.

11.	Commitments and Contingencies

Lease Commitments

The following is a schedule by year of future minimum payments required under operating leases for various transportation and office equipment and real estate lease commitments that have an initial or remaining non-cancelable lease term as of December 31, 2008. In addition to real estate leases used in the Company’s current operations, included in this number is a commitment for property located on Boggy Creek Road in Orlando, Florida, net of estimated sublease proceeds. This Florida real estate lease commitment will expire in July 2009.

	Current	Closed
	Operations	Locations

For the Year Ended December 31,
2009	$150,000	$45,000
2010	115,000	0
2011	107,000	0
2012	107,000	0

Total	$479,000	$45,000

Contingent Commitment

During 2006, the Company entered into an agreement with a third-party transportation equipment leasing company which results in a contingent liability. The Company has accounted for this contingency based upon the guidelines contained within FIN Number 45 and in SFAS Number 5. Accordingly the Company has estimated the maximum amount of the contingent liability to be $51,000 as of December 31, 2008 and 2007, and has recorded this amount as a reserve within its balance sheet. The Company periodically evaluates the contingency amount to determine whether or not its reserve is sufficient to cover the exposure within the program. Based upon its analysis, the Company estimates that the range in liability that could be recognized is between $25,000 and $51,000, as of December 31, 2008.

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

Litigation

In the ordinary course of business, the Company may be a party to a variety of legal actions that affect any business. The Company does not currently anticipate any of these matters or any matters in the aggregate to have a materially adverse effect on the Company’s business or its financial position or results of operations.

The Company carries liability and excess umbrella insurance policies that it deems sufficient to cover potential legal claims arising in the normal course of conducting its operations as a transportation company. In the event the Company is required to satisfy a legal claim in excess of this insurance, the cash flows and earnings of the Company could be negatively impacted.

Regulatory Compliance

The Company’s activities are regulated by state and federal regulatory agencies under requirements that are subject to broad interpretations. The Company cannot predict positions that may be taken by these third parties that could require changes to the manner in which the Company operates.

12.	Equity

Convertible Preferred Stock

The authorized preferred stock of the Company consists of 10,000,000 shares at $0.001 par value, of which no shares were issued and outstanding as of December 31, 2008, 2007 and 2006. The authorized preferred stock is comprised of three classes: Series A — Redeemable, Series B — Convertible and Series C — Redeemable, each with differing terms, rates of interest and conversion rights.

Common Stock

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividend payments whenever funds are legally available and dividends are declared by the Board of Directors (the “Board”), subject to the prior rights of the holders of all classes of stock outstanding. The Company records stock as issued when the consideration is received or the obligation is incurred.

Treasury Stock

In 2005, the Company received 180,000 shares of its Common Stock from the holders thereof in settlement of certain loans and deposits between the Company and these shareholders. The shares were recorded at market price on the dates on which they were acquired by the Company.

Options and Warrants

The Company has in place a stock option plan initially approved by the shareholders for 600,000 shares of stock in November 2001 and later increased by the shareholders to 5,600,000 shares in June 2005. Through the plan the Company offers shares to employees and assists in the recruitment of qualified employees and non-employee directors. Under the plan, the Company may also grant restricted stock awards. Restricted stock represents shares of common stock issued to eligible participants under the stock option plan subject to the satisfaction by the recipient of certain conditions and enumerated in the specific restricted stock grant. Conditions that may be imposed include, but are not limited to, specified periods of employment, attainment of personal performance standards or the Company’s overall financial performance.

The Company’s practice is to issue new shares of its common stock upon the exercise of warrants and options. Accordingly, the Company issued 406,450 shares of its common stock during the year ended December 31, 2008 upon the exercise of common stock warrants. In addition to the shares issued in connection with the exercise of common stock purchase warrants during the year ended December 31, 2008, the Company also issued

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

4,800,000 shares of its common stock to the former owners of Concert Group Logistics, LLC in conjunction with the asset purchase of that business unit in January 2008.

The following summarizes the Company’s stock option and warrant activity and related information:

		Range of Exercise	Weighted Average
	Shares	Prices	Exercise Price

Outstanding at December 31, 2005	13,126,950	$0.57 - 2.75	$1.52
Warrants issued
Warrants exercised/cancelled
Options granted	852,502	0.74 - 1.29	0.94
Options expired/cancelled	(825,714)	1.15 - 1.75	1.58

Outstanding at December 31, 2006	13,153,738	0.57 - 2.75	1.49
Warrants issued	10,173	1.25	1.25
Warrants exercised/cancelled	(310,500)	1.00 - 1.35	1.02
Options granted	485,475	1.11 - 1.48	1.41
Options expired/cancelled	(1,570,000)	1.75	1.75

Outstanding at December 31, 2007	11,768,886	0.57 - 2.75	1.47
Warrants issued	31,540	1.25	1.25
Warrants exercised	(1,007,997)	1.00 - 1.50	1.04
Warrants cancelled/expiring	(4,261,382)	1.15 - 1.40	1.36
Options granted	660,000	0.92 - 1.20	1.41
Options expired/cancelled	(1,330,357)	1.25 - 1.75	1.71

Outstanding at December 31, 2008	5,860,690	$0.57 - 2.75	$1.52

The following table summarizes information about options and warrants outstanding and exercisable as of December 31, 2008:

	Outstanding Warrants and Options			Exercisable Warrants and Options
		Weighted			Weighted
		Average	Weighted		Average	Weighted
	Number	Remaining	Average	Number	Remaining	Average
	Outstanding	Life	Price	Exercisable	Life	Price

Range of Exercise
$0.57 - $2.75	3,608,975	6.2	$1.18	2,270,279	5.7	$1.19
$1.25 - $2.20	2,251,715	0.3	2.05	2,251,715	0.3	2.05

$0.57 - $2.75	5,860,690	4.1	$1.52	4,521,994	3.4	$1.58

Equity Funding

During 2008, the Company issued 5,206,450 shares of its common stock, with 4,800,000 of these shares being issued to the sellers of Concert Group Logistics, LLC to fund the Express-1 Expedited Solutions’ purchase of certain assets of the company. The remaining 406,450 shares of common stock were issued in conjunction with the exercise of warrants by the holders thereof.

All of the securities issued by the Company to holders of warrants were issued in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) or Rule 506 of Regulation D as promulgated under the Securities Act of 1933. Each of the recipients of the Company’s securities represented to the Company that they were an accredited or sophisticated investor, had sufficient liquid

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

assets to sustain a loss of their investment in the Company, had consulted with such independent legal counsel or other advisers as they deemed appropriate to evaluate their investment in the Company, had been afforded the right to ask questions of the Company, and were acquiring the Company’s securities solely for their own account as a personal investment.

13.	Acquisitions

On January 31, 2008, the Company completed the purchase of substantially all assets and certain liabilities of Downers Grove, Illinois based Concert Group Logistics, LLC. (“Concert LLC”). The transaction had an effective date of January 1, 2008 and the Company completed the purchase through a newly formed wholly owned subsidiary Concert Group Logistics, Inc.

The Company purchased Concert Group Logistics in order to i) enhance its geographic footprint, ii) diversify its non-asset transportation service offerings, and iii) compliment its expedited operations through cross-selling activities.

At closing the Company paid the former owners of Concert LLC total consideration including $9.0 million in cash and 4.8 million shares of the Company’s common stock. The Company received $3.2 million of assets consisting of cash, receivables, office equipment and other current assets, net of liabilities acquired in the transaction. The transaction was financed through the Company’s line of credit and with cash available from the Company’s working capital.

The transaction provided for additional consideration of up to $2.0 million to be paid at the end of 2008 and 2009 provided certain performance criteria were met within the Company’s new subsidiary over this time frame. In March 2009, the Company settled all earnout obligations with the former owners of Concert Group Logistics, LLC. for the sum of $1.1 million in cash. Discussion on this settlement is contained within footnote 2 under the caption subsequent events.

The acquisition was accounted for as a purchase and the results of operations of the acquired businesses have been included in the consolidated financial statements from the effective date of the acquisition forward. The Company allocated the cost of the acquisition to the assets acquired and the liabilities assumed based upon estimated fair values. The Company relied upon third party analysis in the formulation of its allocations and estimates for this valuation.

The following table sets forth the components of intangible assets associated with the acquisition:

	Fair Value	Useful Life

Trademark/Name	$3,070,000	Indefinite
Independent participant network	980,000	5 years
Non-compete agreements	30,000	4 years

Total intangible assets	$4,080,000

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following unaudited proforma consolidated information presents the results of operations of the Company for the years ended December 31, 2007 and 2006 as if the acquisition of Concert Group Logistics, LLC had taken place at the beginning of each period presented. Proforma results presented within the table, do not include adjustments for amortization and depreciation of intangibles, fixed assets as a result of the Concert purchase and the Company’s discontinued operations.

	Proforma Consolidated Results (Unaudited)
	2007	2006

Revenues	$95,006,000	$74,055,000
Income from continuing operations before income tax	3,885,000	3,759,000
Income from continuing operations	2,416,000	4,796,000
Basic income from continuing operations per share	$0.08	$0.15
Diluted income from continuing operations per share	0.08	0.15

14.	Income Taxes

The provision for income taxes is as follows:

	Year Ended December 31,
	2008	2007	2006

Current
Federal	$109,000	$80,000	$5,000
State	19,000	8,000	1,000

	128,000	88,000	6,000

Deferred
Federal	1,712,000	1,047,000	(1,025,000)
State	304,000	165,000	(109,000)

	2,016,000	1,212,000	(1,134,000)
Total income tax provision	2,144,000	1,300,000	(1,128,000)
Income tax provision included in discontinued operations	250,000	233,000	(91,000)

Income tax provision included in continuing operations	$1,894,000	$1,067,000	$1,037,000

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	Year Ending December 31,
	2008	2007	2006

Provision For Income Tax
Income tax provision at statutory rate	$1,832,000	$1,129,000	$970,000
Increase (decrease) in income tax due to:
State tax provision	326,000	181,000	104,000
Change in valuation allowance		—	(2,073,000)
All other non-deductibles items	(14,000)	(10,000)	(129,000)

Total provision for income tax	$2,144,000	$1,300,000	$(1,128,000)

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

The tax effects of temporary differences that give rise to significant portions of the current and non-current deferred tax asset at December 31, 2008 and 2007 are as follows:

	Year Ending December 31,
	2008	2007

Current deferred tax items
Allowance for doubtful accounts	$56,000	$30,000
Prepaid expenses	(149,000)	(194,000)
Adverse lease accrual	20,000	23,000
Charitable contributions	10,000	—
Lease accrual		20,000
Accrued expenses	103,000	170,000
Accrued insurance claims	69,000	—
Unrealized currency loss (CGL)	22,000
Net operating loss	362,000	1,500,000

	$493,000	$1,549,000

Non-current deferred tax items
Property plant and equipment	$(107,000)	$(95,000)
Amortization expense	(999,000)	(294,000)
Adverse lease accrual	—	19,000
Accrued deferred compensation	130,000
Stock option expense	206,000	112,000
AMT credit	187,000	20,000
Net operating loss	—	615,000

	$(583,000)	$377,000

Total deferred asset (liability)	$(90,000)	$1,926,000

As of December 31, 2008, the Company had both federal and state net operating loss carry forwards. The federal loss carry forward totaled approximately $850,000 and begins expiring in 2021.

15.	Related Party Transactions

The Company’s Chief Executive Officer is a member of the former ownership group of Express-1, Inc. During the years ended December 31, 2007 and 2006, the Company recorded $2,210,000 and $1,750,000, respectively as additional acquisition consideration for subsequent payment to this group. The Company’s CEO received approximately 41% of these distributions. The transaction was treated as an increase in goodwill within the Company’s financial statements during the period it was determined to have been earned and thereby due and payable. Other family members of the Company’s Chief Executive Officer are also members of the former ownership group of Express-1, Inc. and received a portion of this distribution.

One member of the Board of Directors is a member of the former ownership group of Concert Group Logistics, LLC. The Company made a $1,100,000 payment to the group in 2009 to satisfy all remaining claims between the Company and the former owners of Concert Group Logistics, LLC. The Board member received approximately 85% of the payment. $600,000 of this transaction will be treated as an increase in goodwill during 2009. The remaining $500,000 was accrued as a guaranteed payment in 2008 and included in goodwill at December 31, 2008.

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

Other members of the former ownership group include the President and the Executive Vice President of Concert Group Logistics, Inc. Details of this earn out payment are included in the Subsequent Events footnote.

In January 2008, in conjunction with the Concert Group Logistics acquisition, the Company entered into a lease on approximately 6,000 square feet of office space located within an office complex at 1430 Branding Avenue, Downers Grove, Illinois 60515. The lease calls for, among other general provisions, future rent payments in the amount of $98,000, $101,000, $104,000, and $107,000 to be paid in 2009 and the three subsequent years thereafter. The building is owned by an Illinois Limited Liability Company, which has within its ownership group, Daniel Para, the former CEO of Concert Group Logistics, LLC. Mr. Para was appointed to the Board of Express-1 Expedited Solutions, Inc. in January 2008.

16.	Employee Benefit Plans

The Company has a defined contribution 401(k) salary reduction plan intended to qualify under section 401(a) of the Internal Revenue Code of 1986 (“Salary Savings Plan”). The Salary Savings Plan allows eligible employees, as defined in the plan document, to defer up to fifteen percent of their eligible compensation, with the Company contributing an amount determined at the discretion of the Company’s Board of Directors. The Company contributed approximately $173,000, $81,000 and $32,000 to the Salary Savings Plan for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company also maintains a Non-qualified Deferred Compensation Plan for certain employees. This plan allows participants to defer a portion of their salary on a pretax basis and accumulate tax-deferred earnings plus interest. The Company provides a matching contribution of 25 percent of the employee contribution, subject to a maximum Company contribution of $2,500 per employee. These deferrals are in addition to those allowed in the Company’s 401(k) plans. The Company’s matching contribution expense for such plans was approximately $0, $0 and $1,000 for the years ended December 31, 2008, 2007 and 2006, respectively. In addition, the Company contributed $30,000, $83,000 and $120,000 for the years ended December 31, 2008, 2007 and 2006, respectively to the plan to fulfill contractual obligations related to the acquisition of Express-1 to the former executives of Express-1, all of whom were employed within the Company at December 31, 2008.

The Company has in place an Employee Stock Ownership Plan (“ESOP”) for all employees. The plan allows employer contributions, at the sole discretion of the board of directors. To be eligible to receive contributions the employee must complete one year of full time service and be employed on the last day of the year. Contributions to the plan vest over a five-year period. The Company did not contribute to the ESOP in 2008.

	ESOP Shares	Stock		Expense
	Awarded	Valuation	Issuance Date	Recognized

Outstanding prior to 2005	25,000	$1.20	3/31/2005	$30,000
2005	50,000	0.74	10/6/2006	124,000
2006	90,000	1.38	4/10/2007	101,000
2007	90,000	1.12	12/11/2007	101,000
2008	—	—	—	—

Total	255,000			$292,000

In addition to stock contributions in the ESOP Plan, the Company has on occasion contributed cash to provide for general plan expenses. The company contributed cash of $2,000 and $1,000 to the plan in the years ended December 31, 2008 and 2007, respectively.

17.	Employment Agreements

The Company has in place with certain of its managers and executive’s employment agreements calling for base compensation payments totaling $1,200,000, $1,111,000, $573,000 and $250,000 for the years ending

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2009, 2010, 2011, and 2012, respectively. These agreements expire on various dates within the listed periods and also provide for performance based bonus and stock awards, provided the Company’s performance meets certain clearly defined performance objectives. These employment contracts vary in length and provide for continuity of employment pending termination “for cause” for the covered individuals.

18.	Quarterly Financial Data

Express-1 Expedited Solutions, Inc.

Quarterly Financial Data (Unaudited)

	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

Operating revenues	$10,275,000	$12,575,000	$12,052,000	$12,811,000
Direct expenses	7,550,000	9,290,000	9,298,000	9,813,000

Gross margin	2,725,000	3,285,000	2,754,000	2,998,000

Sales, General and Administrative	2,096,000	2,124,000	2,154,000	2,429,000
Other expense	1,000	18,000	(2,000)	(3,000)
Interest expense	24,000	34,000	13,000	(6,000)

Income from continuing operations before tax	604,000	1,109,000	589,000	578,000
Income tax provision	224,000	417,000	217,000	209,000

Income from continuing operations	380,000	692,000	372,000	369,000
Income from discontinued operations, net of tax	81,000	62,000	127,000	88,000

Net income	$461,000	$754,000	$499,000	$457,000

Basic income per share
Income from continuing operations	$0.01	$0.03	$0.01	$0.01
Income from discontinued operations	—	—	—	—
Net income	0.02	0.03	0.02	0.02
Diluted income per share
Income from continuing operations	$0.01	$0.02	$0.02	$0.02
Income from discontinued operations	—	—	—	—
Net income	0.02	0.03	0.02	0.02

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008

Operating revenues	$23,716,000	$29,675,000	$31,117,000	$24,954,000
Direct expenses	19,606,000	24,925,000	26,164,000	20,933,000

Gross margin	4,110,000	4,750,000	4,953,000	4,021,000

Sales, General and Administrative	3,150,000	3,389,000	3,148,000	2,977,000
Other expense	3,000	12,000	21,000	69,000
Interest expense	80,000	99,000	94,000	81,000

Income from continuing operations before tax	877,000	1,250,000	1,690,000	894,000
Income tax provision	341,000	508,000	665,000	380,000

Income from continuing operations	536,000	742,000	1,025,000	514,000
Income from discontinued operations, net of tax	107,000	32,000	127,000	73,000

Net income	$643,000	$774,000	$1,152,000	$587,000

Basic income per share	$0.02	$0.02	$0.03	$0.02
Income from continuing operations	—	—	—	—
Income from discontinued operations	0.02	0.02	0.04	0.02
Net income
Diluted income per share
Income from continuing operations	$0.01	$0.02	$0.04	$0.02
Income from discontinued operations	—	—	—	—
Net income	0.02	0.02	0.04	0.02

19.	Operating Segments

The Company has three reportable segments included in its continuing operations. The Company refers to these segments as “business units” to help differentiate between individual business components and the Company’s former name Segmentz Inc. These operations have been identified based on their unique services provided to their customers: Express-1, provides expedited transportation services throughout the continental United States, parts of Canada and Mexico, Concert Group Logistics, provides domestic and international freight forwarding services through a network of independently owned stations, and Bounce Logistics provides freight brokerage services targeted at shipments needing a greater degree of customer service. During 2008, Express-1 Dedicated, which provided dedicated expediting services to one primary contract customer, was discontinued for purposes of financial reporting. Current year and historical data is included in the following table for comparability purposes.

Additionally, costs associated with being a public company, as well as, the overall executive management of the consolidated entity, have been separately identified in the table as Corporate.

For the years ended December 31, 2007 and 2006, the Company’s operating segments consisted of Express-1 and Express-1 Dedicated. Concert Group Logistics and Bounce Logistics became part of the Company’s operation in 2008 and have been reflected within the statements and operating results in 2008.

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

The accounting policies of the business unit are the same as those described in the summary of significant accounting policies. Substantially all intersegment sales prices are market based. The Company evaluates performance based on operating income of the respective business units.

The schedule below identifies select financial data for each of the business units.

Express-1 Expedited Solutions, Inc
Business Unit Data

						Total	Discontinued
		Concert Group				Continuing	Operations
Year Ended December 31, 2008	Express-1	Logistics	Bounce	Corporate	Eliminations	Operations	E-1 Dedicated

Revenues	$52,639,000	$51,136,000	$7,011,000	$—	$(1,324,000)	$109,462,000	$4,921,000
Operating income (loss) from continuing operations	5,115,000	1,711,000	(34,000)	(1,622,000)		5,170,000	589,000
Depreciation and amortization	697,000	339,000	14,000	—		1,050,000	64,000
Interest expense	—	332,000	—	22,000		354,000	—
Tax provision (benefit)	—	—	—	1,894,000		1,894,000	250,000
Goodwill	7,737,000	7,178,000	—	—		14,915,000	—
Total assets	20,025,000	19,026,000	1,120,000	13,678,000	(12,810,000)	41,039,000	643,000	(1)
Year Ended December 31, 2007
Revenues	$47,713,000	—	—	$—		$47,713,000	$5,076,000
Operating income (loss) from continuing operations	4,526,000	—	—	(1,567,000)		2,959,000	577,000
Depreciation and amortization	715,000	—	—	—		715,000	128,000
Interest expense	—	—	—	65,000		65,000	—
Tax provision (benefit)	—	—	—	1,067,000		1,067,000	233,000
Goodwill	7,737,000	—	—	—		7,737,000	—
Total assets	20,052,000	—	—	2,825,000		22,877,000	847,000
Year Ended December 31, 2006
Revenues	$37,327,000	—	—	—		37,327,000	4,864,000
Operating income (loss) from continuing operations	3,983,000	—	—	(1,064,000)		2,919,000	268,000
Depreciation and amortization	801,000	—	—	—		801,000	253,000
Interest expense	—	—	—	205,000		205,000	—
Tax provision (benefit)	—	—	—	(1,037,000)		(1,037,000)	(91,000)
Goodwill	5,527,000	—	—	—		5,527,000	—
Total assets	$17,889,000	$—	$—	$3,138,000	$—	$21,027,000	$582,000

(1)	The total assets of the Express-1 Dedicated business unit were either transferred to the Company’s other operations or have been or are in the process of being collected from the customer base.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings as of December 31, 2008.

Evaluation of Disclosure Controls and Procedures

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission

(COSO). Based on management’s assessment, we believe that, as of December 31, 2008, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.

Changes in Internal Controls

During the quarter ended December 31, 2008, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of the Company’s Independent Registered Public Accounting Firm

This annual report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

Not Applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information under the captions “Election of Directors” and “Executive Officers” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2009 Annual Meeting of Stockholders to be held on June 11, 2009 (the “Proxy Statement”).

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This information is contained in the section titled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

The Company has a separately designated standing Audit Committee established in accordance with Section 3(a) (58) (A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Jennifer H. Dorris (Chairperson), John Affleck-Graves, and Jay Taylor. All of such members qualify as an “independent director” under applicable NYSE AMEX Equity Exchange standards and meet the standards established by The NYSE AMEX Equity Exchange for serving on an audit committee. The Company’s Board of Directors has determined that Ms. Dorris qualifies as an “audit committee financial expert” under the definition outlined by the Securities and Exchange Commission.

The Company has adopted a Code of Business Conduct and Ethics for all of its directors, officers and employees. The Company’s Code of Business Conduct and Ethics is available on the Company’s website at www.express-1.com. To date, there have been no waivers under the Company’s Code of Business Conduct and Ethics. The Company will disclose future amendments to its Code of Business Conduct and Ethics and will post any waivers, if and when granted, under its Code of Business Conduct and Ethics on the Company’s website at www.express-1.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information under the captions “Compensation of Directors,” “Executive Compensation”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” contained in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Equity Compensation Plans

The following table sets forth information, as of December 31, 2008, with respect to the Company’s stock option plan under which common stock is authorized for issuance, as well as other compensatory options granted outside of the Company’s stock option plan.

	(a)		(c)
	Number of		Number of Securities
	Securities to	(b)	Remaining Available
	be Issued	Weighted-Average	for Future Issuance
	Upon Exercise	Exercise Price of	Under Equity
	of Outstanding	Outstanding	Compensation Plan
	Options, Warrants	Options, Warrants	(Excluding Securities
Plan Category	and Rights	and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders	3,600,000	$1.18	1,991,000
Warrants issued to raise capital	2,252,000	$2.05	N/A

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

The Financial Statements required by this Item are included at the end of this report beginning on Page F-1 as follows:

     (b) Exhibits

The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below:

Exhibit 3.1

3.1	Amended and Restated Certificate of Incorporation of Segmentz, Inc., dated May 17, 2005.
3.2	Certificate of Amendment to the Certificate of Incorporation of Segmentz, Inc., dated May 31, 2006, filed as Exhibit 3 to Form 8-K on June 7, 2006, and incorporated herein by reference.
3.3	Certificate of Amendment to the Certificate of Incorporation of Express-1 Expedited Solutions, Inc., dated June 20, 2007, filed as Exhibit 3.1 to Form 10-Q on August 14, 2007, and incorporated herein by reference.
3.4	Amended and Restated Bylaws of Express-1 Expedited Solutions, Inc., dated June 20, 2007, filed as Exhibit 3.2 to Form 10-Q on August 14, 2007, and incorporated herein by reference.
3.5	2nd Amended and Restated Bylaws of Express-1 Expedited Solutions, Inc., dated August 30, 2007, filed as Exhibit 3.2 to Form 8-K/A on September 14, 2007, and incorporated herein by reference.
10.1	Amendment Number 1 to Executive Employment Agreement between Express-1 Expedited Solutions, Inc. and Michael R. Welch, dated July 2008 (Exhibit 10.1 to 10-Q filed 08/14/2008), and incorporated herein by reference
10.2	Amendment #2 to Executive Employment Agreement between Express-1 Expedited Solutions, Inc. and Mark Patterson, dated August 2008 (Exhibit 10.2 to 10-Q filed 08/14/2008), and incorporated herein by reference.
10.3	Asset Purchase Agreement by and among Concert Group Logistics, Inc., Express-1 Expedited Solutions Inc., Concert Group Logistics, LLC, Daniel Para, Gerald H. Post, Efrain Maldonado, John H. Musolino and the members thereto, dated January 31, 2008 (Exhibit 10.1 to 10-Q filed 05/15/2008), and incorporated herein by reference.
10.4	Employment Agreement between Concert Group Logistics, Inc and Gerald H. Post, dated January 31, 2008 (exhibit 10.2 to 10-q filed 05/15/2008), and incorporated herein by reference.
10.5	Credit facility with National City Bank, date January 31, 2008 (item 2.03 to form 8-k filed 1/31/08), and incorporated herein by reference.
10.6	Mutual Release Agreement Related to EBITDA and Earnout Provisions between the Company and Concert Group Logistics, LLC and its shareholders, dated February 27, 2009.
14	Code of Ethics, filed as Exhibit 14 to Form 10-QSB on March 13, 2005, and incorporated herein by reference.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Auditors, Pender Newkirk & Company LLP
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)
32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Joseph, MI, on 3/27/09.

EXPRESS-1 EXPEDITED SOLUTIONS, INC.

By:	/s/ Michael R. Welch
Michael R. Welch
(Chief Executive Officer, President and Director)

By:	/s/ Mark K. Patterson
Mark K. Patterson
(Chief Financial Officer and Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated:

Signature	Title	Date

/s/ Jim Martell Jim Martell	Chairman of the Board of Directors	March 27, 2009

/s/ Michael R. Welch Michael R. Welch	Chief Executive Officer and Director	March 27, 2009

/s/ Mark K. Patterson Mark K. Patterson	Chief Financial Officer and Director	March 27, 2009

/s/ Jennifer Dorris Jennifer Dorris	Director and Chairperson of Audit Committee	March 27, 2009

/s/ Jay Taylor Jay Taylor	Director	March 27, 2009

/s/ John Affleck-Graves John Affleck-Graves	Director	March 27, 2009

/s/ Calvin (Pete) Whitehead Pete Whitehead	Director	March 27, 2009

/s/ Dan Para Dan Para	Director	March 27, 2009