Form 10-Q
period 2009-03-31
EXPRESS-1 EXPEDITED SOLUTIONS INC
filed 2009-05-15
CIK 1166003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2009

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The Registrant has 32,035,218 shares of its common stock outstanding as of May 12th, 2009.

Express-1 Expedited Solutions, Inc.
INDEX

Part I — Financial Information
Item 1 — Financial Statements
Express-1 Expedited Solutions, Inc.
Consolidated Balance Sheets

	(Unaudited)
	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash	$1,189,000	$1,107,000
Accounts receivable, net of allowances of $126,000 and $133,000, respectively	11,071,000	12,202,000
Prepaid expenses	346,000	372,000
Deferred tax asset, current	577,000	493,000
Other current assets	1,018,000	650,000

Total current assets	14,201,000	14,824,000

Property and equipment, net of $2,223,000 and $2,220,000 in accumulated depreciation, respectively	3,065,000	3,141,000
Goodwill	15,602,000	14,915,000
Identifiable intangible assets, net of $1,794,000 and $1,682,000 in accumulated amortization, respectively	7,729,000	7,631,000
Loans and advances	52,000	63,000
Other long term assets	1,016,000	1,108,000

Total long term assets	27,464,000	26,858,000

Total assets	$41,665,000	$41,682,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,635,000	$6,578,000
Accrued salaries and wages	248,000	691,000
Accrued expenses, other	1,264,000	862,000
Current maturities of long-term debt	1,219,000	1,235,000
Other current liabilities	292,000	1,030,000

Total current liabilities	8,658,000	10,396,000

Line of credit	4,159,000	2,320,000
Notes payable and capital leases, net of current maturities	1,123,000	1,400,000
Deferred tax liability, long-term	664,000	583,000
Other long-term liabilities	488,000	456,000

Total long-term liabilities	6,434,000	4,759,000

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares; no shares issued or outstanding
Common stock, $.001 par value; 100,000,000 shares authorized; 32,215,218 and 32,215,218 shares issued; and 32,035,218 and 32,035,218 shares outstanding	32,000	32,000
Additional paid-in capital	26,357,000	26,316,000
Treasury stock, at cost, 180,000 shares held	(107,000)	(107,000)
Accumulated earnings	291,000	286,000

Total stockholders’ equity	26,573,000	26,527,000

	$41,665,000	$41,682,000

The accompanying notes are an integral part of the consolidated financial statements.

Express-1 Expedited Solutions, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008
Revenues
Operating revenue	$20,072,000	$23,716,000
Expenses
Direct expense	16,856,000	19,606,000

Gross margin	3,216,000	4,110,000
Sales general and administrative expense	3,243,000	3,150,000

Operating income (loss) from continuing operations	(27,000)	960,000

Other (income) expense	(10,000)	3,000
Interest expense	22,000	80,000

Income (loss) from continuing operations before income tax	(39,000)	877,000
Income tax provision (benefit)	(14,000)	347,000

Income (loss) from continuing operations	(25,000)	530,000
Income from discontinued operations, net of tax	30,000	113,000

Net income	$5,000	$643,000

Basic income per share
Income from continuing operations	$—	$0.02
Income from discontinued operations	—	—
Net income	—	0.02

Diluted income per share
Income from continuing operations	—	0.02
Income from discontinued operations	—	—
Net income	$—	$0.02

Weighted average common shares outstanding
Basic weighted average common shares outstanding	32,035,218	29,717,539
Diluted weighted average common shares outstanding	32,150,601	30,068,442
The accompanying notes are an integral part of the consolidated financial statements.

Express-1 Expedited Solutions, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008
Operating activities
Net income	$5,000	$643,000

Adjustments to reconcile net income to net cash from operating activities
Provisions for allowance for doubtful accounts	(7,000)	(55,000)
Depreciation & amortization expense	276,000	242,000
Stock compensation expense	41,000	45,000
Loss (gain) on disposal of equipment	(31,000)	3,000
Changes in assets and liabilities, net of effects of acquisition:
Account receivable	1,138,000	(356,000)
Other current assets	(539,000)	(93,000)
Prepaid expenses	27,000	101,000
Other assets	91,000	369,000
Accounts payable	(942,000)	(1,058,000)
Accrued expenses	(40,000)	383,000
Other liabilities	(128,000)	606,000

Cash provided (used) by operating activities	(109,000)	830,000

Investing activities
Acquisition of businesses, net of cash acquired	(250,000)	(8,489,000)
Payment of acquisition earn-out	(1,100,000)	(2,210,000)
Payment for purchases of property and equipment	(25,000)	(340,000)
Proceeds from sale of property and equipment	62,000	2,000

Cash Flows used by investing activities	(1,313,000)	(11,037,000)

Financing Activities
Credit line, net activity	1,839,000	7,223,000
Proceeds from debt for acquisition	—	3,600,000
Payments of debt	(335,000)	(212,000)
Proceeds from exercise of warrants	—	11,000

Cash flows provided by financing activities	1,504,000	10,622,000

Net increase in cash	82,000	415,000
Cash, beginning of period	1,107,000	800,000

Cash, end of period	$1,189,000	$1,215,000

Supplemental disclosure of noncash activities:

Cash paid during the period for interest	$19,000	$44,000
Cash paid during the period for income taxes	236,000	28,000

Acquisition of assets and liabilities (First Class, 2009; Concert Group Logistics, 2008):

Cash		$671,000
Accounts receivable		5,856,000
Prepaid expenses		95,000
Property and equipment	$82,000	415,000
Other assets		872,000
Goodwill and other intangible assets	210,000	11,303,000
Liabilities assumed	(42,000)	(4,704,000)

Total purchase price		14,508,000
Less equity issued		(4,848,000)
Less note payable issued		(500,000)
Less cash acquired		(671,000)

Net cash paid	$250,000	$8,489,000

The accompanying notes are an integral part of the consolidated financial statements.

Express-1 Expedited Solutions, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
Three Months Ended March 31, 2009
(Unaudited)

					Additional
	Common Stock		Treasury Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance, December 31, 2008	32,215,218	$32,000	(180,000)	$(107,000)	$26,316,000	$286,000	$26,527,000
Issuance of stock for warrant exercise, net							—
Stock option expense					41,000		41,000
Issuance of common stock							—
Net income						5,000	5,000

Balance, March 31, 2009	32,215,218	$32,000	(180,000)	$(107,000)	$26,357,000	$291,000	$26,573,000

The accompanying notes are an integral part of the consolidated financial statements.

Express-1 Expedited Solutions, Inc.
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
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
     The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position at March 31, 2009 and December 31, 2008 and results of operations for the three-month periods ended March 31, 2009 and 2008. The preparation of the financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates.
     These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2008 included in our Annual Report on Form 10-K as filed with the SEC and available on the SEC’s website (www.sec.gov). Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.
Revenue Recognition
     Within the Company’s Express-1 and Bounce Logistics business units, revenue is recognized primarily at the point in time delivery is completed on the freight shipments it handles; with related costs of delivery being accrued as incurred and expensed within the same period in which the associated revenue is recognized. For these business units, the Company uses the following supporting criteria to determine revenue has been earned and should be recognized:
•	Persuasive evidence that an arrangement exists,

•	Services have been rendered,

•	The sales price is fixed and determinable, and

•	Collectability is reasonably assured.
     Within its Concert Group Logistics business unit, the Company utilizes an alternative point in time to recognize revenue. Concert Group Logistics revenue and associated operating expenses are recognized on the date the freight is picked up from the shipper. This method of revenue recognition is not the preferred method of revenue recognition as prescribed within Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Issue No. 91-9 Revenue and Expense Recognition for Freight Services in Progress (“EITF N. 91-9”). This method recognizes revenue and associated expenses prior to the point in time that all services are completed; however, the use of this method does not result in a material difference. The Company has evaluated the impact of this alternative method on its consolidated financial statements and concluded that the impact is not material to the financial statements.
     Revenue is reported by the Company on a gross basis in accordance with release 99-19 from the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB), Reporting Revenue Costs as a Principal versus Net as an Agent. The following facts justify our position of reporting revenue on a gross basis:
•	The Company is the primary obligor and is responsible for providing the service desired by the customer.

•	The customer holds the Company responsible for fulfillment including the acceptability of the service.

•	The Company has discretion in setting sales prices and as a result, its earnings vary.

•	The Company has discretion to select its drivers, contractors, or other transportation providers (collectively, “service providers”) from among thousands of alternatives, and

•	The Company bears credit risk for all of its receivables.
     We believe that these factors support our position of reporting revenue on a gross basis.
Stock-Based Compensation
     The Company accounts for share-based compensation in accordance with Statement of Financial Accounting Standard (SFAS) Number 123R, “Share-Based Payment,” which was adopted January 1, 2006, utilizing the modified prospective method.
     The Company has in place a stock option plan approved by the shareholders for 5,600,000 shares of its common stock. Through the plan, the Company offers stock options to employees and directors which assists in recruiting and retaining these individuals. Under the plan, the Company may also grant restricted stock awards, subject to the satisfaction by the recipient of certain conditions and enumerated in the specific restricted stock grant.
     Options generally become fully vested three to five years from the date of grant and expire five to ten years from the grant date. During the three-month period ended March 31, 2009, the Company granted 150,000 options to purchase shares of its common stock pursuant to its stock option plan. As of March 31, 2009 the Company has 3,609,000 options outstanding and an additional 1,991,000 options available for future grants under the existing plan.
     The weighted-average fair value of each stock option recorded in expense for three-month periods ended March 31, 2009 and 2008 was estimated on the date of grant using the Black-Scholes option pricing model and amortized over the vesting period of the underlying options. The Company has used one grouping for the assumptions, as its option grants are primarily basic with similar characteristics. The expected term of options granted has been derived based upon the Company’s history of actual exercise behavior and represents the period of time that options granted are expected to be outstanding. Historical data was also used to estimate option exercises and employee terminations. Estimated volatility is based upon the Company’s historical market price at consistent points in a period equal to the expected life of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and the dividend yield is zero. The assumptions outlined in the table below were utilized in the calculations of compensation expense from option grants in the reporting periods reflected.

	Three Months Ended
	March 31,
	2009	2008
Risk-free interest rate	3.9%	5.0%
Expected life	4.9 Years	6.0 Years
Expected volatility	35%	35%
Expected dividend yield	none	none
Grant date fair value	$0.33	$0.38

     The following table summarizes the option and warrant activity for the three-month period ended March 31, 2009:

	Options			Warrants
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
		Exercise	Remaining		Exercise	Remaining
	Options	Price	Life	Warrants	Price	Life

Outstanding at December 31, 2008	3,609,000	1.18	6.2 Years	2,252,000	2.05	.3 Years
Granted	150,000	0.90		—
Expired	(150,000)	1.40		(465,000)	1.49
Exercised				—

Outstanding at March 31, 2009	3,609,000	1.16	6.49 Years	1,787,000	2.20	.1 Year

Outstanding exercisable at March 31, 2009	2,713,000	1.18	5.87 Years	1,787,000	2.20	.1 Year

     As of March 31, 2009, the Company had approximately $263,000 of unrecognized compensation cost related to non-vested share-based compensation that is anticipated to be recognized over a weighted average period of approximately 1.0 years. Estimated remaining compensation expense related to existing share-based plans is $130,000, $85,000, $41,000 and $7,000 for the years ended December 31, 2009, 2010, 2011, 2012 and thereafter, respectively.
     At March 31, 2009, the aggregate intrinsic value of warrants and options outstanding was $81,000 and the aggregate intrinsic value of options exercisable was 76,500. The total fair value of options vested during the same three month period was approximately $62,000.
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
Reclassifications
     Certain prior year amounts shown in the accompanying consolidated financial statements have been reclassified to conform to the 2009 presentation. These reclassifications did not have any effect on total assets, total liabilities, total stockholders’ equity or net income.
Income Taxes
     Taxes on income are provided in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax basis of particular assets and liabilities, and the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the enactment date. A valuation allowance is provided to offset the net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated its tax position and concluded no valuation allowance on its deferred tax assets is required, as of March 31, 2009. The Company had gross federal net operating loss carry forwards of approximately $850,000 as of December 31, 2008. Based upon the quarter’s estimated taxable income reported in the first three months of 2009, the Company estimates these loss carry forwards have increased to approximately $1,200,000 as of March 31, 2009.
     The Company adopted Financial Accounting Standards Board (FASB) Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB statement number 109.” The Company has evaluated the impact of this pronouncement and has recognized no adjustments in its tax liability as a result of the adoption of FIN 48.
     During the fourth quarter of 2008, the Company received notice from the Internal Revenue Service of the United States (the “IRS”) that its tax year 2006 had been selected for examination by the IRS. The Company does not currently anticipate the examination will result in any significant adverse claims against Express-1 Expedited Solutions, Inc.
Goodwill
     Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which requires an annual impairment test for goodwill and intangible assets with indefinite lives. Under the provisions of SFAS No. 142, the first step of the impairment test requires that the Company determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. The Company performs the annual impairment testing during its fiscal third quarter unless events or circumstances indicate impairment of the goodwill may have occurred before that time.
     The Company added $687,000 of goodwill during the three months ended March 31, 2009, as a result of the final earnout settlement related to the acquisition of certain assets and liabilities of Concert Group Logistics, LLC.
Identified Intangible Assets
     The Company follows the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. During the three-month periods ended March 31, 2009, and 2008, there was no impairment of intangible assets.
     The Company added $210,000 of identified intangible assets during the three-months ended March 31, 2009, based upon the acquisition of certain assets and liabilities from First Class Expediting Service, Inc (FCES). FCES was a Rochester Hills Michigan based company providing regional expedited transportation in the Midwest. For financial reporting purposes, First Class is included in the operating results of Express-1. The Company has amortized the intangible assets over a range of 2-5 years. For the quarter ended March 31, 2009, the Company recorded $16,000 of amortization expense related to these assets.

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
Estimated Fair Value of Financial Instruments
     The aggregated net fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, receivables, payables, accrued expenses and short-term borrowings. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company’s debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of similar maturities.
Earnings Per Share
     Earnings per common share are computed in accordance with SFAS No. 128, “Earnings Per Share,” which requires companies to present basic earnings per share and diluted earnings per share.
     Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.
     Diluted earnings per share are computed by dividing net income by the combined weighted average number of shares of common stock outstanding and dilutive options outstanding during the period.

	Three Months Ended
	March 31, 2009	March 31, 2008
Income (loss) from continuing operations	$(25,000)	$530,000
Income from discontinued operations	30,000	113,000
Net income	$5,000	$643,000

Basic weighted shares outstanding	32,035,218	29,717,539
Diluted weighted shares outstanding	32,150,601	30,068,442

Basic earnings per share
Income from continuing operations	$—	$0.02
Income from discontinued operations	—	—
Net income	—	0.02

Diluted earnings per share
Income from continuing operations	—	0.02
Income from discontinued operations	—	—
Net income	$—	$0.02
Stock shares issued –– No shares of stock were issued during the three month period ended March 31, 2009.

2. Recent Accounting Pronouncements
     In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active (FSP FAS 157-3), with an immediate effective date, including prior periods for which financial statements have not been issued. FSP FAS 157-3 amends FAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of FAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. The adoption of FSP FAS 157-3 did not have a material impact on the Company’s financial statements or condition.
     In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”) and FSP No. FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP 107-1”). Both FSPs are effective for reporting periods ending on or after June 15, 2009, although early adoption will be permitted under some conditions and can be applied for periods ending on or after March 15, 2009. The Company plans to adopt the FSPs beginning April 1, 2009 and anticipates that the adoption of these FSPs will not have a material impact on the Company’s financial statements or condition.
     In April 2009, the FASB issued FSP FAS 141(R)-1 which amends SFAS No. 141(R) by establishing a model to account for certain pre-acquisition contingencies. Under the FSP, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss – an interpretation of FASB Statement No. 5. SFAS No. 141(R) and FSP FAS 141(R)-1 are effective for us beginning July 1, 2009, and will apply prospectively to business combinations completed on or after that date. The impact of the adoption of FSP FAS 141(R)-1 will depend on the nature of acquisitions completed after the date of adoption.
     Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA and the SEC did not or are not believed by the Company’s management to have a material impact on the Company’s current or future financial statements.
3. Acquisitions
     In January of 2009 the Company purchased certain assets and liabilities from First Class Expediting Service, Inc (FCES) for $250,000. FCES was a Rochester Hills Michigan based company providing regional expedited transportation in the Midwest.
     At closing, the Company paid the former owners of FCES $250,000 cash. In return the Company received approximately $40,000 of net assets consisting primarily of fixed assets net of related debt. The transaction was funded through cash generated from operations.
     For financial reporting purposes, First Class will be included with the operating results of Express-1. The Company has recognized identifiable intangible assets of $210,000 which are being amortized over a 2-5 year period. For the quarter ended March 31, 2009, the Company recorded $16,000 of amortization expense related to these assets.
     Proforma financial statement presentation including historical financial information from First Class Expediting Services is not included in the 10Q due to its immateriality.
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

     The Company completed the acquisition in March, 2009 through the final earnout settlement and paid the former owners of CGL, LLC the amount of $1.1 million. The settlement included a general release between the Company and the former owners of Concert Group Logistics, LLC. Subsequent to the release, the Company has no future obligations related to the earnout provisions of the purchase agreement.
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
Contingent Commitment
     The Company has entered into an agreement with a third-party transportation equipment leasing company which results in a contingent liability. The Company has accounted for this contingency based upon the guidelines contained within FIN Number 45 and in SFAS Number 5. Accordingly, the Company has estimated the maximum amount of the contingent liability to be $51,000 as of March 31, 2009, and has recorded this amount as a reserve within its balance sheet and as an expense within its statement of earnings. The Company periodically evaluates the contingency amount and adjusts the liability based upon the results of those periodic evaluations. Based upon its analysis, the Company estimates the liability range between $25,000 and $51,000, as of March 31, 2009 and 2008.
5. Debt
Notes Payable and Capital Leases
     The Company enters into notes payable and capital leases with various third parties from time to time to finance certain operational equipment, real property and other assets used in its business operations. Generally these loans and capital leases bear interest at market rates, and are collateralized with equipment and certain assets of the Company.
     The table below outlines the Company’s notes payable and capital lease obligations as of March 31, 2009 and December 31, 2008.

	Interest rates	Term (months)	As of March 31, 2009	As of December 31, 2008
Notes payable	2%	36	$2,300,000	$2,600,000
Capital leases for equipment	5% - 18%	12-36	42,000	35,000

Total notes payable and capital leases			2,342,000	2,635,000
Less: current maturities of long-term debt			1,219,000	1,235,000

Non-current maturities of long term-debt			$1,123,000	$1,400,000

     The Company recorded interest expense associated with the above debt of $12,000 for the first quarter ended March 31, 2009 and $30,000 for the quarter ended December 31, 2008. For these same periods, the Company recorded gross payments for the debt of $347,000 and $343,000, respectively.
6. Revolving Credit Facilities
     The Company entered into a new credit facility with National City Bank in January, 2008. This facility provides for a receivables based line of credit of up to $11.0 million and a term note of $3.6 million. The Company may draw upon the receivables based line of credit the lessor of $11.0 million or 80% of eligible accounts receivables, less amounts outstanding under letters of credit. To fund the purchase of Concert Group Logistics, LLC, the Company drew $3.6 million on the term facility and $5.4 million on the receivables based line of credit. Substantially all the assets of the Company and its wholly owned subsidiaries (Express-1, Inc., Express-1 Dedicated, Inc., Concert Group Logistics, Inc. and Bounce Logistics, Inc.) are pledged as collateral securing performance under the terms of the commitment. The line bears interest based upon a spread above thirty-day LIBOR with an initial increment of 125 basis points above thirty-day LIBOR for the receivables line and 150 basis point above thirty-day LIBOR for the term note. Amortizing over a thirty-six month period, the term note requires monthly principal payments of $100,000 together with accrued interest be paid until retired. As of March 31, 2009 the weighted average rate of interest on the credit facility for the quarter was approximately 1.8% and rates are adjusted monthly.
     The line carries certain covenants related to the Company’s financial performance. Included among the covenants are a fixed charge coverage ratio and a total funded debt to earnings before interest and taxes, plus depreciation and amortization ratio. As of March 31, 2009, the Company was in compliance with all terms under the credit facility and no events of default existed under the terms of this agreement.
     We had outstanding standby letters of credit at March 31, 2009 of $335,000, related to insurance policies either continuing in force or recently canceled. Amounts outstanding for letters of credit reduce the amount available under our line of credit, dollar-for-dollar.
     Available capacity in excess of outstanding borrowings under the line was approximately $4.3 million as of March 31, 2009. The credit facility carries a maturity date of May 31, 2010.
7. Related Party Transaction
     In January 2008, in conjunction with the Company’s purchase of substantially all assets of Concert Group Logistics, LLC (“Concert Transaction”), Daniel Para, was appointed to the Board of Directors of the Company. Prior to the completion of the Concert Transaction, Mr. Para served as the Chief Executive Officer of Concert Group Logistics, LLC, and was its largest stockholder. The Company purchased substantially all the assets of Concert Group Logistics, LLC for $9.0 million in cash, 4,800,000 shares of the Company’s common stock and the assumption of certain liabilities. The transaction contained performance targets, whereby the former owners of Concert Group Logistics, LLC could earn up to $2.0 Million of additional consideration. During March of 2009, the final earnout settlement with CGL was completed for consideration totaling $1.2 million that included a $1.1 million cash payment in addition to the forgiveness of an $87,000 debt. The settlement included a general release between the Company and the former owners of Concert Group Logistics, LLC. Subsequent to the release, the Company has no future obligations related to the earnout provisions of the Concert Transaction. As the largest shareholder of Concert Group Logistics, LLC, Mr. Para received, either directly or through his family trusts and partnerships, approximately 85% of the proceeds transferred in the transaction. Immediately after the transaction, Mr. Para became the largest shareholder of the Company, through holdings attributable to himself and Dan Para Investments, LLC.
     In April 2009, the Company contracted the services of Daniel Para to serve as the Director of Business Development. In this capacity, Mr. Para will direct all Company activity related to merger acquisition business. His remuneration for these services is $10,000 per month.
     In January 2008, in conjunction with the Concert Group Logistics acquisition, the Company entered into a lease on approximately 6,000 square feet of office space located within an office complex at 1430 Branding Avenue, Downers Grove, Illinois 60515. The lease calls for, among other general provisions, rent payments in the amount of $98,000, $101,000, $104,000 and $107,000 to be paid for 2009 and the three subsequent years thereafter. The building is owned by an Illinois Limited Liability Company, which has within its ownership group, Daniel Para, the former CEO of Concert Group Logistics, LLC.
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
8. Operating Segments
     The Company has three reportable segments based on the types of services it provides, to its customers:
•	Express-1, which provides expedited transportation services throughout North America.

•	Concert Group Logistics, which provides domestic and international freight forwarding services through a network of independently owned stations, and

•	Bounce Logistics which provides premium freight brokerage services for truckload shipments needing a high degree of customer service.
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
     The schedule below identifies select financial data for each of the business segments.
Express-1 Expedited Solutions, Inc
Segment Data

						Total	Discontinued
		Concert Group				Continuing	Operations
	Express-1	Logistics	Bounce	Corporate	Eliminations	Operations	E-1 Dedicated
Three Months Ended March 31, 2009
Revenues	8,888,000	9,639,000	1,780,000	—	(235,000)	20,072,000	666,000
Operating income (loss) from continuing operations	160,000	200,000	41,000	(428,000)		(27,000)	41,000
Depreciation and amortization	180,000	88,000	7,000	—		275,000	1,000
Interest expense	—	15,000	6,000	1,000		22,000	—
Tax provision (benefit)	—	—	—	(14,000)		(14,000)	11,000
Goodwill	7,737,000	7,865,000	—	—		15,602,000	—
Total assets	8,701,000	19,495,000	1,079,000	27,427,000	(15,037,000)	41,665,000	—
Three Months Ended March 31, 2008
Revenues	13,168,000	10,471,000	183,000		(106,000)	23,716,000	1,290,000
Operating income (loss) from continuing operations	1,254,000	241,000	(126,000)	(409,000)		960,000	186,000
Depreciation and amortization	167,000	51,000	—			218,000	24,000
Interest expense	—	76,000	—	4,000		80,000	—
Tax provision	—			347,000		347,000	73,000
Goodwill	7,737,000	8,303,000	—	—		16,040,000	—
Total assets	22,608,000	18,371,000	187,000	15,708,000	(14,029,000)	42,845,000	451,000
9. Discontinued Operations
     During the fourth quarter of 2008, the Company discontinued it Express-1 Dedicated business unit. The Company had operated this unit under the terms of a dedicated contract to supply transportation services to a domestic automotive manufacturer. The automotive manufacturer did not renew the five year old contract.
     Substantially all of the assets of Express-1 Dedicated have been redeployed in other operating units of the Company, and therefore, no impairment charges were recorded on the Company’s financial statements during 2008 and the first quarter of 2009. Management does not anticipate recording a loss on its discontinued operations within periods subsequent to the discontinuation.

     The table below reflects the revenue, gross margins, operating expenses and net income of the Company’s discontinued Express-1 Dedicated business unit for the periods ending March 31, 2009 and 2008.

	Three Months Ended
	March 31, 2009	March 31, 2008
Operating revenue	$666,000	$1,290,000
Operating expense	542,000	974,000
Gross margin	124,000	316,000
Sales, general, and administrative	83,000	130,000
Income from continuing operations before tax provision	41,000	186,000
Tax provision	11,000	73,000

Net income	$30,000	$113,000

10. Subsequent Events
Effective April 3, 2009, Mark Patterson, the company’s Chief Financial Officer, resigned to take another CFO position in a company not related to the transportation industry. The Company has begun a search for a new Chief Financial Officer. Mr. Patterson has agreed to be available as a consultant through the transition period.
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
Critical Accounting Policies
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. In certain circumstances, those estimates and assumptions can affect amounts reported in the accompanying consolidated financial statements. We have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts will be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2008, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. For the period ended March 31, 2009, there were no significant changes to our critical accounting policies.

New Pronouncements
     Please refer to footnote 2 accompanying our financial statements in this report.
Executive Summary
     Express-1 Expedited Solutions, Inc. (the “Company,” “we,” “our” and “us”), a Delaware corporation, is a transportation services organization focused upon premium logistics solutions provided through one of its non-asset based or asset-light operating units. The Company’s operations are provided through three distinct but complementary reporting segments, each with its own President. Our wholly owned subsidiaries include; Express-1, Inc. (“Express-1”), Concert Group Logistics, Inc. (“Concert Group Logistics” or “CGL”) and Bounce Logistics, Inc. (“Bounce Logistics”, or “Bounce”). These operating units are more fully outlined in the table below.

Business Unit	Primary Office Location	Premium Industry Niche	Initial Date
Express-1	Buchanan, Michigan	Expedited Transportation	August 2004
Concert Group Logistics	Downers Grove, Illinois	Freight Forwarding	January 2008
Bounce Logistics	South Bend, Indiana	Premium Truckload Brokerage	March 2008
     Express-1 and Concert Group Logistics were both existing companies acquired as part of two separate acquisitions. Express-1, Inc. was formed in 1989, while Concert Group Logistics, LLC was formed in 2001. Bounce Logistics was a start-up operation and formed in March 2008.
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
     During the fourth quarter of 2008, the Company discontinued its Express-1 Dedicated business unit. The Company had operated this unit under the terms of a dedicated contract to supply transportation services to a domestic automotive manufacturer. The automotive manufacturer did not renew the contract and Express-1 Dedicated ceased operations in February of 2009. The financial results of this discontinued business unit for all reported periods are included as discontinued operations for reporting purposes.
Background
     Historically, our revenue growth has been generated through two primary means:
•	Organic Growth: attributable to business volume expansion within our existing operating segments, and

•	Acquisition Growth: attributable to growth from mergers, acquisitions and start-up activities.
For the purposes of this report we refer to Express-1 and Concert Group Logistics as organic growth since they both have comparable periods of operation in 2008 and 2009, while we are continuing to refer to Bounce Logistics as acquisition growth since the start-up of Bounce Logistics didn’t occur until March of 2008.
     Throughout our reports, we refer to the impact of fuel on our business. For purposes of these references, we have considered the impact of fuel surcharge revenues, and the related fuel surcharge expenses only as they relate to our Express-1 business unit. The expediting transportation niche commonly negotiates both fuel surcharges charged to its customers as well as fuel surcharges paid to its carriers. Therefore, we feel that this approach, most readily conveys the impact of fuel revenues, costs, and resulting gross margin within this business unit.
     Alternatively, within our other two units, Concert Group Logistics and Bounce Logistics, fuel charges to our customers are not commonly negotiated and identified separately from total revenue and the associated cost of transportation. We therefore, have not included an analysis of fuel surcharges for these 2 operating units. We believe this is a common practice within the freight forwarding and freight brokerage business sectors.
     We often refer to the costs of our Board of Directors, our executive team and certain operating costs associated with operating as a public company as “corporate” charges. In addition to the aforementioned items, we also record items such as our income tax provision and other charges that are reported on a consolidated basis within the corporate line item.
     For the three months ended March 31, 2009 compared to the three months ended March 31, 2008
     The table below is provided to allow users of our reports a means to quickly visualize quarterly results within some of our major reporting classifications, and quarter-to-quarter changes; in dollars, percentage, and the percentage of consolidated revenue for some of the major captions within our financial reports. The table is not intended to replace the financial statements, notes thereto or discussion by our management contained within this report on Form 10-Q and users are encouraged to review those items to gain a better understanding of our financial position and results of operations.

Express-1 Expedited Solutions, Inc.
Summary Financial Table
For the Three Months Ended March 31,
(Unaudited)

					Percent of
	Quarter to Date		Quarter to Quarter Change		Business Unit Revenue
	2009	2008	In Dollars	In Percentage	2009	2008
Revenues
Express-1	$8,888,000	$13,168,000	$(4,280,000)	-32.5%	44.3%	55.5%
Concert Group Logistics	9,639,000	10,471,000	(832,000)	-7.9%	48.0%	44.2%
Bounce Logistics	1,780,000	183,000	1,597,000	872.7%	8.9%	0.8%
Intercompany eliminations	(235,000)	(106,000)	(129,000)	-121.7%	-1.2%	-0.5%

Total revenues	20,072,000	23,716,000	(3,644,000)	-15.4%	100.0%	100.0%

Direct expenses
Express-1	6,876,000	10,055,000	(3,179,000)	-31.6%	77.4%	76.4%
Concert Group Logistics	8,752,000	9,484,000	(732,000)	-7.7%	90.8%	90.6%
Bounce Logistics	1,463,000	173,000	1,290,000	745.7%	82.2%	94.5%
Intercompany eliminations	(235,000)	(106,000)	(129,000)	-121.7%	100.0%	100.0%

Total direct expenses	16,856,000	19,606,000	(2,750,000)	-14.0%	84.0%	82.7%

Gross margin
Express-1	2,012,000	3,113,000	(1,101,000)	-35.4%	22.6%	23.6%
Concert Group Logistics	887,000	987,000	(100,000)	-10.1%	9.2%	9.4%
Bounce Logistics	317,000	10,000	307,000	3070.0%	17.8%	5.5%

Total gross margin	3,216,000	4,110,000	(894,000)	-21.8%	16.0%	17.3%

Selling, general & administrative
Express-1	1,852,000	1,859,000	(7,000)	-0.4%	20.8%	14.1%
Concert Group Logistics	687,000	746,000	(59,000)	-7.9%	7.1%	7.1%
Bounce Logistics	276,000	136,000	140,000	102.9%	15.5%	74.3%
Corporate	428,000	409,000	19,000	4.6%	2.1%	1.7%

Total selling, general & administrative	3,243,000	3,150,000	93,000	3.0%	16.2%	13.3%

Operating income from continuing operations
Express-1	160,000	1,254,000	(1,094,000)	-87.2%	1.8%	9.5%
Concert Group Logistics	200,000	241,000	(41,000)	-17.0%	2.1%	2.3%
Bounce Logistics	41,000	(126,000)	167,000	132.5%	2.3%	-68.9%
Corporate	(428,000)	(409,000)	(19,000)	-4.6%	-2.1%	-1.7%

Operating income (loss) from continuing operations	(27,000)	960,000	(987,000)	-102.8%	-0.1%	4.0%

Interest expense	22,000	80,000	(58,000)	-72.5%	0.1%	0.3%
Other (income) expense	(10,000)	3,000	(13,000)	-433.3%	0.0%	0.0%

Income (loss) from continuing operations before tax	(39,000)	877,000	(916,000)	-104.4%	-0.2%	3.7%

Tax provision (benefit)	(14,000)	347,000	(361,000)	-104.0%	-0.1%	1.5%

Income (loss) from continuing operations	(25,000)	530,000	(555,000)	-104.7%	-0.1%	2.2%

Income from discontinued operations, net of tax	30,000	113,000	(83,000)	-73.5%	0.1%	0.5%

Net income	$5,000	$643,000	$(638,000)	-99.2%	0.0%	2.7%

Consolidated Results
     The economic recession resulted in overall revenues for the quarter ended March 31, 2009 being down 15% from the same quarter in 2008. This reduction was primarily attributable to weak demand for transportation services which resulted in a reduction of 22% related to organic revenues generated by Express-1 and CGL. These reductions were offset during the quarter by acquisition revenue increases of $1.6 million through Bounce Logistics.

     Direct expenses represent those expenses directly attributable to the transportation of freight. During the first quarter of 2009, these expenses decreased in direct relation to the related revenues. This relationship is caused through our “asset light” operating model which provides transportation capacity through variable cost transportation alternatives. Our primary means of providing capacity are through our fleet of independent contractors and brokerage relationships. We continue to view this operating model as a significant strategic advantage, particularly in difficult economic times. Although the overall economy has created challenges for the Company on several fronts, our overall gross margin percentage has remained largely intact on a segment to segment basis when compared to the same quarter in 2008.
     Selling, general, and administrative expenses increased by $93,000 in 2009, versus the same period in 2008. During the quarter, we adjusted our operations in order to adapt to the economic conditions. The adjustments affected all business units and included the following items:
•	Reduction of staff.

•	Reduction of hours for certain staff.

•	Salary and wage freeze for all employees.

•	Salary reduction for Senior Management and other selected employees.

•	Elimination of Employee Benefit Plans such as the: Bonus Plan, 401(K) match, and ESOP contributions.

•	Reduction of compensation paid to the Board of Directors.

•	Reduction of travel and entertainment activities.

•	Reduction of other expenses
     We feel that the operating adjustments put in place in the first quarter of 2009 will reduce selling, general, and administrative expenses over the remaining 9 months of the year by approximately $2 million. The adoption of the adjustment plan occurred in mid February, and costs associated with the plan including severance and benefit payouts prevented the first quarter from benefitting materially.
     All revenue and costs, including taxes have been reported net as a discontinued operation for Express-1 Dedicated which lost its primary operating contract in the 4th quarter of 2008. The discontinued operation disbanded all operations in February of 2009 resulting in an income decrease of $83,000 from the first quarter of 2008 to the first quarter of 2009.
     Net income for the quarter ended March 31, 2009, totaled $5,000 compared to $643,000 for the same quarter in 2008. As mentioned previously, the economic recession and related weak demand for transportation services contributed to the reduction in overall profitability. Management continues to believe that the operating adjustments adopted during the first quarter will help restore the Company’s profitability during the remaining 9 months of 2009.
Express-1
     Our Express-1 business unit experienced a 33% decrease in revenue during the first quarter of 2009 compared to the first quarter of 2008. Approximately one quarter of the decrease in revenue relates to lower fuel surcharge revenues. Although this resulted in a revenue loss, it also resulted in a corresponding reduction in our fuel costs paid to owner operators, and overall, is viewed as a positive trend for the industry and our Company.
     The automobile industry has contributed heavily to our revenue shortfall, however, we have seen upticks in other industries such as: home appliances, aerospace, printing services, and utilities. The Company has further diversified its customer mix by contracting business through third party logistics firms who represent a wide range of industries. Third party logistic business grew from 29% of our Company’s revenue in the first quarter of 2008 to 39% in the first quarter of 2009. Although this diversification process has been and may continue to be a painful process to go through, we will emerge out of this economy as a Company that is less dependent on the domestic automobile industry.
     The Company also diversified itself operationally as it purchased certain assets and operations of First Class Expediting Services Inc. in January of 2009. This acquisition enabled us to enter into a new geographic area specializing in short haul expedites. As a division of Express-1, First Class contributed $480,000 of revenue in the first quarter of 2009.
     The Company’s gross margin percentage for the first quarter of 2009 was stable compared to the same quarter in 2008. Although a soft and competitive expediting market continues to put pressure on our gross margin percentage, our “asset light” model continues to perform well in this environment.
     Selling, general and administrative expenses decreased by $7,000 in the first quarter of 2009 compared to the prior period. The Company expects that these expenses will decrease through fiscal 2009 based upon restructuring implemented during the first quarter of 2009 to more efficiently deal with our current economy. Express-1 continues to look for ways to reduce cost without the sacrifice of customer services.
     For the quarter ended March 31, 2009, Express-1 generated income from operations before tax of $160,000 compared to $1,254,000 in the same quarter in 2008. We understand that the business environment has changed, and do not believe in top line, low margin, solutions that would jeopardize our bottom-line. Our goal is to position ourselves for an economic turnaround.
Concert Group Logistics
     Revenue for Concert Group Logistics was $9.6 million for the first quarter of 2009 and accounted for 48% of our consolidated revenue.  This is an increase of 4% as a percentage of consolidated revenue over the first quarter of 2008.  CGL continues to develop the international freight forwarding market with revenue derived from international shipments increasing from 23% of total revenue in the first quarter of 2008 to 26% for the first quarter of 2009.  During the quarter CGL initiated a training program to assist the independent station network in diversifying the types of domestic and international transportation service offerings made available to new and current clients.
      Operating costs, which consist primarily of payments for purchased transportation used to complete the CGL network shipments and payments to independent station owners for commissions (gross profit sharing or splits), represented 91% of CGL revenue, which is comparable to the 91% in the first quarter of 2008.  The resulting gross margin level of 9% of revenue is also comparable to the first quarter of 2008.  Selling, general, and administrative expenses represented 7% of CGL revenue and is comparable to the first quarter of 2008.
     For the quarter ended March 31, 2009, Concert Group Logistics generated income from operations before tax of $200,000 compared to $241,000 in the same quarter in 2008.
      CGL management is committed to expanding the independent station network and is actively pursuing strategic opportunities in unrepresented markets.  As of March 31, 2009, CGL maintained an independent station network of 26 stations compared to 24 network stations in March 31, 2008.
Bounce Logistics
     For the period ended March 31, 2008, Bounce Logistics was a start up enterprise which had only been operational for one month. For the period ended March 31, 2009, the Company operated for the entire quarter. This must be taken into account to make any year-to-year comparisons.
     Bounce Logistics can no longer be considered a start up enterprise as the Company recorded $41,000 of income from continuing operations in the first quarter of 2009, as compared to a $126,000 loss in the first quarter of 2008. Based on continuing adjustments in the operational model, we anticipate the profitability of Bounce to continue to grow in 2009. The Bounce management team has continued to be successful in expanding its operational footprint and developing customer accounts that have resulted in higher rates of revenue and improving margin in a very tight transportation economy.

          Liquidity and Capital Resources
General
     During the first quarter of 2009, the Company used $1.1 million in cash to pay the final earnout payment to the former owners of Concert Group Logistics. In addition, $250,000 was used to purchase certain assets and related liabilities of First Class Expediting Services, Inc. Both of these transactions were primarily funded through a net draw on the Company’s line of credit.
     As of March 31, 2009, we had $5.5 million of working capital with associated cash of $1.2 million compared with working capital of $4.4 million and cash of $1.1 million as of December 31, 2008. This represents an increase of $1.1 million or 25% in working capital during the 3 month period.
Cash Flow
     During the three months ended March 31, 2009, cash used in operations was $109,000. The primary factors contributing to the use of cash was a decrease in accounts payable of $1.1 million and an increase in other current assets of $259,000. The primary source of cash for the quarter was a reduction of $1.3 million in accounts receivable. During the same quarter in 2008, $830,000 was generated from operating activities. Net income of $643,000 and increases of $1.3 million in accrued expenses and other liabilities were the primary sources of income while decreases in accounts payable and accrued salaries were the primary uses of cash totaling $1.4 million.
     Investing activities required approximately $1.4 million during the three months ended March 31, 2009. During this period, cash was used to: 1) satisfy earn-out payments of $1.1 million to the former owners of Concert Group Logistics, LLC (CGL) and, 2) purchase $250,000 in net assets related to the purchase of First Class Expediting Service, LLC in January of 2009. During the same period in 2008, we: 1) satisfied the final earn out payment related to the Express-1 and Dasher Express acquisitions in the amount of $2.2 million, 2) purchased CGL for $8.5 million, and 3) purchased fixed assets of $340,000.
     Financing activities generated approximately $1.5 million for the three months ended March 31, 2009, which were derived primarily from net draws on the company’s line of credit. Additionally, $293,000 in payments on the Company’s debt were made during the period. During the same period in 2008, net cash in the amount of $7.2 million from the Company’s line of credit was received which was used primarily to fund the purchase of CGL. Additionally, the Company borrowed $3.6 million of term debt to complete the funding of the CGL purchase.
Line of Credit
     To ensure that our Company has adequate near-term liquidity, we entered into a new credit facility with National City Bank in January, 2008. This $14.6 million facility provides for a receivables based line of credit of up to $11.0 million and a term debt component of $3.6 million. The Company may draw upon the receivables based line of credit the lesser of $11.0 million or 80% of eligible accounts receivable, less amounts outstanding under letters of credit. To fund the Concert Group Logistics, LLC purchase, the Company drew $3.6 million on the term facility and $5.4 million on the receivables based line of credit. Substantially all the assets of our Company and wholly owned subsidiaries (Express-1, Inc., Concert Group Logistics, Inc. and Bounce Logistics, Inc.) are pledged as collateral securing our performance under the line. The credit facility bears interest based upon a spread above thirty-day LIBOR with an initial increment of 125 basis points above thirty-day LIBOR for the receivables line and 150 basis point above thirty-day LIBOR for the term portion. The term loan is payable over a thirty-six month period and requires that monthly principal payments of $100,000 together with accrued interest be paid until retired. As of March 31, 2009, the weighted average rate of interest on the credit facility was approximately 1.8% and rates are adjusted monthly.
     The line carries certain covenants related to the Company’s financial performance. Included among the covenants are a fixed charge coverage ratio and a total funded debt to earnings before interest and taxes, plus depreciation and amortization ratio. As of March 31, 2009, the Company was in compliance with all terms under the credit facility and no events of default existed under the terms of this agreement.
     We had outstanding standby letters of credit at March 31, 2009 of $335,000, related to insurance policies either continuing in force or recently canceled. Amounts outstanding for letters of credit reduce the amount available under our line of credit, dollar-for-dollar.

     Available capacity in excess of outstanding borrowings under the line was approximately $4.3 million as of March 31, 2009. The credit facility carries a maturity date of May 31, 2010. We believe that the credit facility provides adequate capacity to fund our operations, when combined with our anticipated cash generated from operations for the foreseeable future. In the event our operating performance deteriorates, we might find it necessary to seek additional funding sources in the future.
     Options and Warrants
     We may receive proceeds in the future from the exercise of warrants and options outstanding as of March 31, 2009, in accordance with the following schedule:
     The following schedule represents those options and warrants that the Company has outstanding as of March 31, 2009. The schedule also segregates the options and warrants by expiration date and exercise price to better identify their potential for exercise. Additionally, the total approximate potential proceeds by year have been identified.
     Based upon the current spread between the market and stock prices of our existing outstanding warrants, we anticipate the expiration of 1,787,000 warrants during the second quarter of 2009.

						Total	Approximate
	Exercise pricing					Outstanding	Potential
	.50-.75	.76-1.00	1.01-1.25	1.26-1.50	1.51 >	Options/Warrants	Proceeds
Option Expiration Dates
2009				75,000	29,000	104,000	$165,000
2010			160,000			160,000	200,000
2011			125,000			125,000	130,000
2014				500,000		500,000	725,000
2015	500,000		750,000			1,250,000	1,292,000
2016		75,000	125,000	100,000		300,000	334,000
2017			50,000	435,000		485,000	685,000
2018		430,000	105,000			535,000	520,000
2019	25,000	100,000	25,000			150,000	135,000

Total Options	525,000	605,000	1,340,000	1,110,000	29,000	3,609,000	4,186,000

Warrant Expiration Dates

Q2 2009					1,787,000	1,787,000	3,931,000

Total	525,000	605,000	1,340,000	1,110,000	1,816,000	5,396,000	$8,117,000

Contractual Obligations
     The table below reflects all contractual obligations of our Company as of March 31, 2009.

	Payments Due by Period
		Less than 1	1 to 3	3 to 5	More than 5
Contractual Obligations	Total	Year	Years	Years	Years
Notes payable	$2,300,000	$1,200,000	$1,100,000	$—	$—
Capital lease for equipment	42,000	19,000	23,000	—	—

Total notes payable and capital leases	2,342,000	1,219,000	1,123,000	—	—
Line of credit	4,159,000	—	4,159,000	—	—
Operating leases	170,000	65,000	105,000	—	—
Real estate commitments	448,000	144,000	223,000	81,000	—
Employment contracts	2,631,000	1,145,000	1,486,000

Total contractual cash obligations	$9,750,000	$2,573,000	$7,096,000	$81,000	$—

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
Interest Rate Risk
     We have interest rate risk, as borrowings under our credit facility are based on variable market interest rates. As of March 31, 2009, we had $6.5 million of variable rate debt outstanding under our credit facility. As of this date, the weighted average variable interest rate on these obligations was 1.8%. A hypothetical 10% increase in our credit facility’s weighted-average interest rate for the three months ended March 31, 2009, would correspondingly decrease our earnings and operating cash flows by approximately $2,000 in the period or $8,000 annually.
Intangible Asset Risk
     We have a substantial amount of intangible assets and are required to perform goodwill impairment tests annually or whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position. Although at March 31, 2009, we believed our intangible assets were recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.
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
     PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     From time-to-time, the Company is involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended March 31, 2009.
Item 1A. Risk Factors.
     Refer to Item 1A of our annual report (Form 10K) for the year ended December 31, 2008, under the caption “RISK FACTORS” for specific details on factors and events that are not within our control and could affect our financial results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     No unregistered shares of common stock were issued in the current reporting period.
Item 3. Defaults upon Senior Securities.
     The Company’s line of credit contains various covenants pertaining to the maintenance of certain financial ratios. As of March 31, 2009, the Company was in compliance with the ratios required under its revolving credit agreement. No events of default exist on the credit facility as of the filing date.
Item 4. Submission of Matters to a Vote of Security Holders.
None
Item 5. Other Information.
None
Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Express-1 Expedited Solutions, Inc.

/s/ Michael R. Welch Michael R. Welch
Chief Executive Officer
Date: May 15, 2009

Exhibit Index

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)