Form 10-Q
period 2009-06-30
EXPRESS-1 EXPEDITED SOLUTIONS INC
filed 2009-08-14
CIK 1166003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2009

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes      ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The Registrant has 32,035,218 shares of its common stock outstanding as of August 14, 2009

Express-1 Expedited Solutions, Inc.
Form 10-Q
Three and Six Months Ended June 30, 2009 and 2008
(Unaudited)

Part I — Financial Information
Item 1 — Financial Statements
Express-1 Expedited Solutions, Inc.
Consolidated Balance Sheets

	(Unaudited)
	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash	$1,526,000	$1,107,000
Accounts receivable, net of allowances of $195,000 and $133,000, respectively	12,340,000	12,202,000
Prepaid expenses	224,000	372,000
Deferred tax asset, current	518,000	493,000
Other current assets	472,000	650,000

Total current assets	15,080,000	14,824,000

Property and equipment, net of $2,369,000 and $2,220,000 in accumulated depreciation, respectively	2,931,000	3,141,000
Goodwill	15,602,000	14,915,000
Identifiable intangible assets, net of $1,906,000 and $1,682,000 in accumulated amortization, respectively	7,617,000	7,631,000
Loans and advances	45,000	63,000
Other long term assets	1,178,000	1,108,000

Total long term assets	27,373,000	26,858,000

Total assets	$42,453,000	$41,682,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,483,000	$6,578,000
Accrued salaries and wages	296,000	691,000
Accrued expenses, other	1,753,000	862,000
Line of credit	4,715,000	—
Current maturities of long-term debt	1,215,000	1,235,000
Other current liabilities	415,000	1,030,000

Total current liabilities	13,877,000	10,396,000

Line of credit	—	2,320,000
Notes payable and capital leases, net of current maturities	820,000	1,400,000
Deferred tax liability, long-term	443,000	583,000
Other long-term liabilities	401,000	456,000

Total long-term liabilities	1,664,000	4,759,000

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 32,215,218 and 32,215,218 shares issued; and 32,035,218 and 32,035,218 shares outstanding, respectively	32,000	32,000
Additional paid-in capital	26,408,000	26,316,000
Treasury stock, at cost, 180,000 shares held	(107,000)	(107,000)
Accumulated earnings	579,000	286,000

Total stockholders’ equity	26,912,000	26,527,000

	$42,453,000	$41,682,000

The accompanying notes are an integral part of the consolidated financial statements.

Express-1 Expedited Solutions, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenues
Operating revenue	$22,243,000	$29,675,000	$42,315,000	$53,391,000
Expenses
Direct expense	18,606,000	24,925,000	35,462,000	44,531,000

Gross margin	3,637,000	4,750,000	6,853,000	8,860,000
Sales general and administrative expense	3,006,000	3,389,000	6,249,000	6,539,000

Operating income from continuing operations	631,000	1,361,000	604,000	2,321,000

Other expense	19,000	12,000	9,000	15,000
Interest expense	26,000	99,000	48,000	179,000

Income from continuing operations before income tax	586,000	1,250,000	547,000	2,127,000
Income tax provision	273,000	509,000	259,000	856,000

Income from continuing operations	313,000	741,000	288,000	1,271,000
Income (loss) from discontinued operations, net of tax	(25,000)	33,000	5,000	146,000

Net income	$288,000	$774,000	$293,000	$1,417,000

Basic income per share
Income from continuing operations	$0.01	$0.02	$0.01	$0.05
Income from discontinued operations	—	—	—	—
Net income	0.01	0.02	0.01	0.05
Diluted income per share
Income from continuing operations	0.01	0.02	0.01	0.05
Income from discontinued operations	—	—	—	—
Net income	$0.01	$0.02	$0.01	$0.05
Weighted average common shares outstanding
Basic weighted average common shares outstanding	32,035,218	31,723,787	32,035,218	30,883,946
Diluted weighted average common shares outstanding	32,147,648	32,067,972	32,139,842	31,225,376
The accompanying notes are an integral part of the consolidated financial statements.

Express-1 Expedited Solutions, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Operating activities
Net income	$293,000	$1,417,000

Adjustments to reconcile net income to net cash from operating activities
Provisions for allowance for doubtful accounts	62,000	(22,000)
Depreciation & amortization expense	557,000	559,000
Stock compensation expense	92,000	90,000
Loss (gain) on disposal of equipment	(29,000)	2,000
Changes in assets and liabilities, net of effects of acquisition:
Account receivable	(200,000)	(5,141,000)
Other current assets	66,000	(56,000)
Prepaid expenses	148,000	217,000
Other assets	(80,000)	292,000
Accounts payable	(1,095,000)	1,379,000
Accrued expenses	496,000	870,000
Other liabilities	(310,000)	1,398,000

Cash provided by operating activities	—	1,005,000

Investing activities
Acquisition of businesses, net of cash acquired	(250,000)	(8,489,000)
Payment of acquisition earn-out	(1,100,000)	(2,210,000)
Payment for purchases of property and equipment	(47,000)	(684,000)
Proceeds from sale of property and equipment	63,000	3,000

Cash Flows used by investing activities	(1,334,000)	(11,380,000)

Financing activities
Credit line, net activity	2,395,000	7,624,000
Proceeds from debt for acquisition	—	3,600,000
Payments of debt	(642,000)	(424,000)
Proceeds from exercise of warrants	—	123,000

Cash flows provided by financing activities	1,753,000	10,923,000

Net increase in cash	419,000	548,000
Cash, beginning of period	1,107,000	800,000

Cash, end of period	$1,526,000	$1,348,000

Supplemental disclosure of noncash activities:
Cash paid during the period for interest	$40,600	$147,000
Cash paid during the period for income taxes	236,000	173,000

Acquisition of assets and liabilities (First Class 2009, Concert Group Logistics 2008):
Cash		$671,000
Accounts receivable		5,856,000
Prepaid expenses		95,000
Property and equipment	$82,000	415,000
Other assets	—	872,000
Goodwill and other intangible assets	210,000	11,303,000
Liabilities assumed	(42,000)	(4,704,000)

Total purchase price	250,000	14,508,000
Less equity issued		(4,848,000)
Less note payable issued		(500,000)
Less cash acquired		(671,000)

Net cash paid	$250,000	$8,489,000

The accompanying notes are an integral part of the consolidated financial statements.

Express-1 Expedited Solutions, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
Six Months Ended June 30, 2009
(Unaudited)

					Additional
	Common Stock		Treasury Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2008	32,215,218	$32,000	(180,000)	$(107,000)	$26,316,000	$286,000	$26,527,000
Stock option expense					92,000		92,000
Issuance of common stock							—
Net income						293,000	293,000

Balance, June 30, 2009	32,215,218	$32,000	(180,000)	$(107,000)	$26,408,000	$579,000	$26,912,000

The accompanying notes are an integral part of the consolidated financial statements.

Express-1 Expedited Solutions, Inc.
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 2009 and 2008
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
     The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position at June 30, 2009 and December 31, 2008 and results of operations for the three and six-month periods ended June 30, 2009 and 2008. The preparation of the financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates.
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
Evaluation of Subsequent Events
     The Company has evaluated subsequent events after the balance sheet date through August 14, 2009, the date the financial statements were issued and did not note any events that would require disclosure in or adjustment to the accompanying unaudited condensed financial statements.
Revenue Recognition
     Within the Company’s Express-1 and Bounce Logistics business units, revenue is recognized at the time of freight delivery; with related costs of delivery being accrued as incurred and expensed within the same period in which the associated revenue is recognized. For these business units, the Company uses the following supporting criteria to determine revenue has been earned and should be recognized:
•	Persuasive evidence that an arrangement exists,

•	Services have been rendered,

•	The sales price is fixed and determinable, and

•	Collectability is reasonably assured.
     Within its Concert Group Logistics business unit, the Company utilizes an alternative point in time to recognize revenue. Concert Group Logistics revenue and associated operating expenses are recognized on the date the freight is picked up from the shipper. This method of revenue recognition is not the preferred method of revenue recognition as prescribed within Financial Accounting Standards Board (FASB) Emerging Issues Task Force Issue No. 91-9 Revenue and Expense Recognition for Freight Services in Progress (EITF N. 91-9). This method recognizes revenue and associated expenses prior to the point in time that all services are completed; however, the use of this method does not result in a material difference. The Company has evaluated the impact of this alternative method on its consolidated financial statements and concluded that the impact is not material to the financial statements.

     Revenue is reported by the Company on a gross basis in accordance with release 99-19 from the Emerging Issues Task Force (EITF) of the FASB, Reporting Revenue Costs as a Principal versus Net as an Agent. The following facts justify our position of reporting revenue on a gross basis:
•	The Company is the primary obligor and is responsible for providing the service desired by the customer.

•	The customer holds the Company responsible for fulfillment including the acceptability of the service.

•	The Company has discretion in setting sales prices and as a result, its earnings vary.

•	The Company has discretion to select its drivers, contractors, or other transportation providers (collectively, “service providers”) from among thousands of alternatives, and

•	The Company bears credit risk on its receivables.
Stock-Based Compensation
     The Company accounts for share-based compensation in accordance with Statement of Financial Accounting Standard (SFAS) Number 123R, Share-Based Payment, which was adopted January 1, 2006, utilizing the modified prospective method.
     The Company has in place a stock option plan approved by the shareholders for 5,600,000 shares of its common stock. Through the plan, the Company offers stock options to employees and directors which assist in recruiting and retaining these individuals. Under the plan, the Company may also grant restricted stock awards, subject to the satisfaction by the recipient of certain conditions specified in the restricted stock grant.
     Options generally become fully vested three to five years from the date of grant and expire five to ten years from the grant date. During the six-month period ended June 30, 2009, the Company granted 175,000 options to purchase shares of its common stock while cancelling or retiring 534,000 options in the same period. As of June 30, 2009 the Company has 3,250,000 options outstanding and an additional 2,350,000 options available for future grants under the existing plan.
     The weighted-average fair value of each stock option recorded in expense for the six-month period ended June 30, 2009 was estimated on the date of grant using the Black-Scholes option pricing model and amortized over the vesting period of the underlying options. The Company has used one grouping for the assumptions, as its option grants are primarily basic with similar characteristics. The expected term of options granted has been derived based upon the Company’s history of actual exercise behavior and represents the period of time that options granted are expected to be outstanding. Historical data was also used to estimate option exercises and employee terminations. Estimated volatility is based upon the Company’s historical market price at consistent points in a period equal to the expected life of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and the dividend yield is zero. The weighted average assumptions outlined in the table below were utilized in the calculations of compensation expense from option grants in the reporting period reflected.

	Six Months Ended
	June 30,
	2009	2008
Risk-free interest rate	3.0%	2.0%
Expected life	5.8 Years	6.0 Years
Expected volatility	35%	35%
Expected dividend yield	none	none
Grant date fair value	$0.30	$0.38

     The following table summarizes the option and warrant activity for the six-month period ended June 30, 2009:

	Options			Warrants
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
		Exercise	Remaining		Exercise	Remaining
	Options	Price	Life	Warrants	Price	Life

Outstanding at December 31, 2008	3,609,000	1.18	6.2 Years	2,252,000	2.05	.3 Years
Granted	175,000	0.89		—
Expired	(534,000)	1.25		(2,252,000)	2.05
Exercised				—

Outstanding at June 30, 2009	3,250,000	1.15	5.41	—	0.00	—

Outstanding exercisable at June 30, 2009	2,602,000	1.17	4.73	—	0.00	—

     For the six months ended June 30, 2009 and 2008, the Company recognized $92,000 and $90,000, respectively, in stock based compensation. For the quarters ended June 30, 2009 and 2008, the Company recognized $51,000 and $45,000, respectively in stock based compensation.
     As of June 30, 2009, the Company had approximately $216,000 of unrecognized compensation cost related to non-vested share-based compensation that is anticipated to be recognized over a weighted average period of approximately 1.0 years. Estimated remaining compensation expense related to existing share-based plans is $79,000, $87,000, $43,000 and $7,000 for the years ended December 31, 2009, 2010, 2011, and 2012, respectively.
     At June 30, 2009, the aggregate intrinsic value of options outstanding was $92,000 and the aggregate intrinsic value of options exercisable was $86,000. The total fair value of options vested during the six months ended June 30, 2009 and 2008 was $51,000 and $75,000, respectively.
     Cash proceeds received from the exercise of warrants for the six months ended June 30, 2009 and 2008 was $0 and $123,000, respectively. During the first six months of the year, the Company also retired 2,252,000 warrants and currently has no outstanding warrants as of June 30, 2009.
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

Income Taxes
     Taxes on income are provided in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax basis of particular assets and liabilities, and the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the enactment date. A valuation allowance is provided to offset the net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated its tax position and concluded no valuation allowance on its deferred tax assets is required, as of June 30, 2009. The Company had gross federal net operating loss carry forwards of approximately $850,000 as of December 31, 2008. Based upon the quarter’s estimated taxable income reported in the first six months of 2009, the Company estimates these loss carry forwards have increased to approximately $1,600,000 as of June 30, 2009. Additionally, accumulated loss carry forwards attributable to various states equal approximately $2,300,000 as of June 30, 2009.
     The Company adopted FASB Interpretation Number 48 (FIN 48), Accounting for Uncertainty in Income Taxes —— an Interpretation of FASB statement number 109. The Company has evaluated the impact of this pronouncement and has recognized no adjustments in its tax liability as a result of the adoption of FIN 48.
     During the fourth quarter of 2008, the Company received notice that the Internal Revenue Service of the United States (the “IRS”) will examine the Company’s 2006 tax year. The Company does not currently anticipate the examination will result in any significant adverse claims against Express-1 Expedited Solutions, Inc.
Goodwill
     Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. The Company follows the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which requires an annual impairment, test for goodwill and intangible assets with indefinite lives. Under the provisions of SFAS No. 142, the first step of the impairment test requires that the Company determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. The Company performs the annual impairment testing during its fiscal third quarter unless events or circumstances indicate impairment of the goodwill may have occurred before that time.
     The Company added $687,000 of goodwill in the first quarter of 2009, as a result of the final earnout settlement related to the acquisition of certain assets and liabilities of Concert Group Logistics, LLC. See footnote 7, Related Party Transactions.
Identified Intangible Assets
     The Company follows the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. During the three and six-month periods ended June 30, 2009, and 2008, there was no impairment of intangible assets.

     The Company added $210,000 of identified intangible assets in the first quarter of 2009, based upon the acquisition of certain assets and liabilities from First Class Expediting Service, Inc (FCES). FCES was a Rochester Hills Michigan based company providing regional expedited transportation in the Midwest. For financial reporting purposes, First Class is included in the operating results of Express-1. The Company has amortized the intangible assets over a range of 2-5 years. For the six months ended June 30, 2009, the Company recorded $32,000 of amortization expense related to these assets.
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

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Income from continuing operations	$313,000	$741,000	$288,000	$1,271,000
Income (loss) from discontinued operations	(25,000)	33,000	5,000	146,000

Net income	$288,000	$774,000	$293,000	$1,417,000

Basic weighted shares outstanding	32,035,218	31,723,787	32,035,218	30,883,946
Diluted weighted shares outstanding	32,147,648	32,067,972	32,139,842	31,225,376

Basic earnings per share
Income from continuing operations	$0.01	$0.02	$0.01	$0.05
Income from discontinued operations	—	—	—	—
Net income	0.01	0.02	0.01	0.05

Diluted earnings per share
Income from continuing operations	0.01	0.02	0.01	0.05
Income from discontinued operations	—	—	—	—
Net income	$0.01	$0.02	$0.01	$0.05
     Stock shares issued —— No shares of stock were issued during the six-month period ended June 30, 2009.
2. Recent Accounting Pronouncements
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (SFAS 168). SFAS 168 provides for the FASB Accounting Standards codification to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The codification did not change GAAP but recognizes the literature. SFAS 168 is effective for interim and annual periods ending after September 15, 2009, the quarter ending September 30, 2009 for the Company.
     In May 2009, the FASB issued SFAS 165, Subsequent Events (FAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 is effective for interim or annual financial periods ending after June 15, 2009, the quarter ending June 30, 2009 for the Company.
     In April 2009, the FASB issued FSP No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4) and FSP No. FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (FSP 107-1). Both FSPs are effective for reporting periods ending on or after June 15, 2009, although early adoption will be permitted under some conditions and can be applied for periods ending on or after March 15, 2009. The Company adopted the FSPs beginning April 1, 2009. The adoption of these FSPs did not have a material impact on the Company’s financial statements or condition.
     In April 2009, the FASB issued FSP SFAS 141(R)-1 which amends SFAS No. 141(R) by establishing a model to account for certain pre-acquisition contingencies. Under the FSP, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss — an interpretation of FASB Statement No. 5. SFAS No. 141(R) and FSP SFAS 141(R)-1 are effective for us beginning July 1, 2009, and will apply prospectively to business combinations completed on or after that date. The impact of the adoption of FSP SFAS 141(R)-1 will depend on the nature of acquisitions completed after the date of adoption.

     In October 2008, the FASB issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active (FSP SFAS 157-3), with an immediate effective date, including prior periods for which financial statements have not been issued. FSP SFAS 157-3 amends SFAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of SFAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. The adoption of FSP SFAS 157-3 did not have a material impact on the Company’s financial statements or condition.
     Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA and the SEC did not or are not believed by the Company’s management to have a material impact on the Company’s current or future financial statements.
3. Acquisitions
     In January of 2009, the Company purchased certain assets and liabilities from First Class Expediting Service, Inc (FCES) for $250,000. FCES was a Rochester Hills Michigan based company providing regional expedited transportation in the Midwest.
     At closing, the Company paid the former owners of FCES $250,000 cash. In return the Company received approximately $40,000 of net assets consisting primarily of fixed assets net of related debt. The transaction was funded through cash generated from operations.
     For financial reporting purposes, First Class will be included with the operating results of Express-1. The Company has recognized identifiable intangible assets of $210,000 which are being amortized over a 2-5 year period. For the six-month period ended June 30, 2009, the Company recorded $32,000 of amortization expense related to these assets.
     Proforma financial statement presentation including historical financial information from First Class Expediting Services is not included in the 10-Q due to its immateriality.
     On January 31, 2008, the Company completed the purchase of substantially all assets and certain liabilities of Downers Grove, Illinois based Concert Group Logistics, LLC. (“Concert LLC”). The transaction had an effective date of January 1, 2008 and the Company completed the purchase through a newly formed wholly owned subsidiary Concert Group Logistics, Inc.
     At closing, the Company paid the former owners of Concert Group Logistics, LLC total consideration that included $9.0 million in cash and 4.8 million shares of the Company’s common stock. The Company received $3.2 million of assets consisting of cash, receivables, office equipment and other current assets, net of liabilities acquired in the transaction. The transaction was financed through the Company’s new line of credit, a new term note payable and cash available from working capital.
     The Company completed the acquisition in March 2009, through the final earnout settlement and paid the former owners of CGL, LLC $1.1 million. The settlement included a general release between the Company and the former owners of Concert Group Logistics, LLC. Subsequent to the release, the Company has no future obligations related to the earnout provisions of the purchase agreement.
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
Contingent Commitment
     The Company has entered into an agreement with a third-party transportation equipment leasing company which results in a contingent liability. The Company has accounted for this contingency based upon the guidelines contained within FIN Number 45 and in SFAS Number 5. Accordingly, the Company has estimated the maximum amount of the contingent liability to be $51,000 as of June 30, 2009, and has recorded this amount as a reserve within its balance sheet and as an expense within its statement of earnings. The Company periodically evaluates the contingency amount and adjusts the liability based upon the results of those periodic evaluations. Based upon its analysis, the Company estimates the liability range between $25,000 and $51,000, as of June 30, 2009 and 2008, respectively.
5. Debt
Notes Payable and Capital Leases
     The Company enters into notes payable and capital leases with various third parties from time to time to finance certain operational equipment and other assets used in its business operations. Generally, these loans and capital leases bear interest at market rates, and are collateralized with equipment and certain assets of the Company.
     The following table outlines the Company’s debt obligations as of June 30, 2009 and December 31, 2008.

	Interest rates	Term (months)	As of June 30, 2009	As of December 31, 2008
Term notes payable	2%	36	$2,000,000	$2,600,000
Capital leases payable	5% - 18%	12 - 36	35,000	35,000

Total notes payable and capital leases			2,035,000	2,635,000
Less: current maturities of long-term debt			1,215,000	1,235,000

Non-current maturities of long term-debt			$820,000	$1,400,000

     The Company recorded interest expense associated with the above debt of $12,000 for the second quarter and $24,000 for the six-month period ended June 30, 2009. For these same periods, the Company recorded gross payments for the debt of $320,000 and $666,000, respectively.
6. Revolving Credit Facilities
     The Company entered into a new credit facility with National City Bank in January, 2008. This facility provides for a receivables based line of credit of up to $11.0 million and a term note of $3.6 million. The Company may draw upon the receivables based line of credit the lessor of $11.0 million or 80% of eligible accounts receivables, less amounts outstanding under letters of credit. To fund the purchase of Concert Group Logistics, LLC, the Company drew $3.6 million on the term facility and $5.4 million on the receivables based line of credit. Substantially all the assets of the Company and its wholly owned subsidiaries (Express-1, Inc., Concert Group Logistics, Inc. and Bounce Logistics, Inc.) are pledged as collateral securing performance under the terms of the commitment. The line bears interest based upon a spread above thirty-day LIBOR with an initial increment of 125 basis points above thirty-day LIBOR for the receivables line and 150 basis point above thirty-day LIBOR for the term note. Amortizing over a thirty-six month period, the term note requires monthly principal payments of $100,000 together with accrued interest be paid until retired. As of June 30, 2009 the weighted average rate of interest on the credit facility for the quarter was approximately 1.64% and rates are adjusted monthly.
     The line carries certain covenants related to the Company’s financial performance. Included among the covenants are a fixed charge coverage ratio and a total funded debt to earnings before interest and taxes, plus depreciation and amortization ratio. As of June 30, 2009, the Company was in compliance with all terms under the credit facility and no events of default existed under the terms of this agreement.
     We had outstanding standby letters of credit at June 30, 2009, of $335,000, related to insurance policies either continuing in force or recently canceled. Amounts outstanding for letters of credit reduce the amount available under our line of credit, dollar-for-dollar.

     Available capacity in excess of outstanding borrowings under the line was approximately $4.7 million as limited by 80% of the Company’s eligible receivables as of June 30, 2009. The credit facility carries a maturity date of May 31, 2010. The Company has changed the classification of the line of credit from a long-term liability to a current liability during the current quarter based on its maturity date.
7. Related Party Transaction
     In January 2008, in conjunction with the Company’s purchase of substantially all assets of Concert Group Logistics, LLC (“Concert Transaction”), Daniel Para, was appointed to the Board of Directors of the Company. Prior to the completion of the Concert Transaction, Mr. Para served as the Chief Executive Officer of Concert Group Logistics, LLC, and was its largest stockholder. The Company purchased substantially all the assets of Concert Group Logistics, LLC for $9.0 million in cash, 4,800,000 shares of the Company’s common stock and the assumption of certain liabilities. The transaction contained performance targets, whereby the former owners of Concert Group Logistics, LLC could earn up to $2.0 Million of additional consideration. During March of 2009, the final earnout settlement with CGL was completed for consideration totaling $1.2 million that included a $1.1 million cash payment in addition to the forgiveness of an $87,000 debt. The settlement included a general release between the Company and the former owners of Concert Group Logistics, LLC. Subsequent to the release, the Company has no future obligations related to the earnout provisions of the Concert Transaction. As the largest shareholder of Concert Group Logistics, LLC, Mr. Para received, either directly or through his family trusts and partnerships, approximately 85% of the proceeds transferred in the transaction. Immediately after the transaction, Mr. Para became the largest shareholder of the Company, through holdings attributable to himself and Dan Para Investments, LLC. See footnote 1, Goodwill.
     In April 2009, the Company contracted the services of Daniel Para to serve as the Director of Business Development. Mr. Para will manage all Company activity related to mergers and acquisitions. His remuneration for these services is $10,000 per month.
     In January 2008, in conjunction with the Concert Group Logistics acquisition, the Company entered into a lease for approximately 6,000 square feet of office space located within an office complex at 1430 Branding Avenue, Downers Grove, Illinois 60515. The lease calls for, among other general provisions, rent payments in the amount of $98,000, $101,000, $104,000 and $107,000 to be paid for 2009 and the three subsequent years thereafter. The building is owned by an Illinois Limited Liability Company, which has within its ownership group, Daniel Para, the former CEO of Concert Group Logistics, LLC.
     In August of 2004, the Company acquired Express-1, Inc. and contractually agreed to provide contingent earn-out payments to the former owners of Express-1, provided certain performance goals were achieved. Among the goals were specified revenue growth rates and gross margin requirements. Michael R. Welch and James M. Welch, both Named Executive Officers, were principals in the ownership group of Express-1, Inc. For the years ended December 31, 2005 and 2006, the Company paid $1,500,000 and $1,750,000 respectively to the former owners of Express-1, Inc. under the provisions of the purchase agreement. In each of these periods, the Company accrued the payment within its December 31 balance sheet and made the payment in the subsequent year per the terms of the purchase agreement. For 2007, the Company accrued within its December 31, 2007 balance sheet, $2,000,000 to satisfy the final remaining earn out payment related to the Express-1, Inc. acquisition and subsequently satisfied this obligation through a cash payment during March of 2008.
     The above transactions are not necessarily indicative of amounts, terms and conditions that the Company may have received in transactions with unrelated third parties.
8. Operating Segments
     The Company has three reportable segments based on the type of service provided, to its customers:
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
     The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Substantially all intercompany sales prices are market based. The Company evaluates performance based on operating income of the respective business segments.
     The following schedule identifies select financial data for each of the business segments.
Express-1 Expedited Solutions, Inc
Segment Data

						Total	Discontinued
		Concert Group				Continuing	Operations
	Express-1	Logistics	Bounce	Corporate	Eliminations	Operations	E-1 Dedicated
Three Months Ended June 30, 2009
Revenues	10,090,000	10,155,000	2,232,000	—	(234,000)	22,243,000	—
Operating income (loss) from continuing operations	697,000	351,000	86,000	(503,000)		631,000	(32,000)
Depreciation and amortization	181,000	94,000	6,000	—		281,000	—
Interest expense	—	18,000	6,000	2,000		26,000	—
Tax provision		—	—	273,000		273,000	(7,000)
Goodwill	7,737,000	7,865,000	—	—		15,602,000
Total assets	21,939,000	18,855,000	1,545,000	14,453,000	(14,339,000)	42,453,000
Three Months Ended June 30, 2008
Revenues	$14,609,000	$14,492,000	$1,045,000	$—	$(471,000)	$29,675,000	$1,250,000
Operating income (loss) from continuing operations	1,441,000	394,000	(67,000)	(407,000)	—	1,361,000	55,000
Depreciation and amortization	178,000	114,000	2,000	—	—	294,000	24,000
Interest expense	—	92,000	—	7,000	—	99,000	—
Tax provision	—	—	—	509,000	—	509,000	22,000
Goodwill	7,737,000	8,303,000	—	—	—	16,040,000	—
Total assets	23,783,000	21,419,000	718,000	15,806,000	(14,518,000)	47,208,000	922,000
Six Months Ended June 30, 2009
Revenues	$18,978,000	$19,794,000	$4,012,000	$—	$(469,000)	$42,315,000	$666,000
Operating income (loss) from continuing operations	857,000	551,000	127,000	(931,000)		604,000	9,000
Depreciation and amortization	361,000	182,000	13,000	—		556,000	1,000
Interest expense	—	33,000	12,000	3,000		48,000	—
Tax provision	—	—	—	259,000		259,000	4,000
Goodwill	7,737,000	7,865,000	—	—		15,602,000
Total assets	21,939,000	18,855,000	1,545,000	14,453,000	(14,339,000)	42,453,000
Six Months Ended June 30, 2008
Revenues	$27,777,000	$24,963,000	$1,228,000	$—	$(577,000)	$53,391,000	$2,540,000
Operating income (loss) from continuing operations	2,692,000	639,000	(193,000)	(817,000)	—	2,321,000	241,000
Depreciation and amortization	345,000	165,000	2,000	—	—	512,000	47,000
Interest expense	—	168,000	—	11,000	—	179,000	—
Tax provision	—	—	—	856,000	—	856,000	95,000
Goodwill	7,737,000	8,303,000	—	—	—	16,040,000	—
Total assets	23,783,000	21,419,000	718,000	15,806,000	(14,518,000)	47,208,000	922,000

9. Discontinued Operations
     During the fourth quarter of 2008, the Company discontinued it Express-1 Dedicated business unit. The Company had operated this unit under the terms of a dedicated contract to supply transportation services to a domestic automotive manufacturer.
     Substantially all of the assets of Express-1 Dedicated have been redeployed in other operating units of the Company, and therefore, no impairment charges were recorded on the Company’s financial statements during 2008 or the first six months of 2009. Management does not anticipate recording material activity on its discontinued operations in future periods.
     The following table reflects the revenue, operating expenses, gross margins, and net income of the Company’s discontinued Express-1 Dedicated business unit for the three and six-month periods ending June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Operating revenue	$—	$1,250,000	$666,000	$2,540,000
Operating expense	9,000	1,060,000	551,000	2,034,000

Gross margin	(9,000)	190,000	115,000	506,000
Sales, general, and administrative	23,000	135,000	106,000	265,000

Income (loss) from continuing operations before tax provision	(32,000)	55,000	9,000	241,000
Tax provision	(7,000)	22,000	4,000	95,000

Net income (loss)	$(25,000)	$33,000	$5,000	$146,000

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
     Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Factors that could adversely affect actual results and performance include, among others, potential fluctuations in quarterly operating results and expenses, government regulation, technology change and competition. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.
Critical Accounting Policies
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. In certain circumstances, those estimates and assumptions can affect amounts reported in the accompanying consolidated financial statements. We have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts will be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2008, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. Following is a brief discussion of the changes that occurred during 2009 to the significant accounting policies and estimates disclosed in Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2008. For the period ended June 30, 2009, there were no significant changes to our critical accounting policies.

New Pronouncements
     Please refer to footnote 2 accompanying our financial statements in this report.
Executive Summary
     Express-1 Expedited Solutions, Inc. (the “Company,” “we,” “our” and “us”), a Delaware corporation, is a transportation services organization focused upon premium logistics solutions provided through its non-asset based or asset-light operating units. The Company’s operations are provided through three distinct but complementary reporting units, each with its own President. Our wholly owned subsidiaries include; Express-1, Inc. (“Express-1”), Concert Group Logistics, Inc. (“Concert Group Logistics” or “CGL”) and Bounce Logistics, Inc. (“Bounce Logistics”, or “Bounce”). These operating units are more fully outlined in the following table.

Business Unit	Primary Office Location	Premium Industry Niche	Initial Date
Express-1	Buchanan, Michigan	Expedited Transportation	August 2004
Concert Group Logistics	Downers Grove, Illinois	Freight Forwarding	January 2008
Bounce Logistics	South Bend, Indiana	Premium Truckload Brokerage	March 2008
     Express-1 and Concert Group Logistics were both existing companies acquired as part of two separate acquisitions. Express-1, Inc. was formed in 1989, while Concert Group Logistics, LLC was formed in 2001. Bounce Logistics was a start-up operation formed in March 2008.
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
Background
     Historically, our revenue growth has been generated through two primary means:
•	Organic activity which is activity attributable to our existing operating segments, and

•	Acquisition activity which is activity attributable to mergers, acquisitions and start-up activities.
     For the purposes of this report we refer to Express-1 and Concert Group Logistics as organic activity since both have mature operations for the periods compared in 2008 and 2009, while we are continuing to refer to Bounce Logistics as acquisition activity since the start-up of Bounce Logistics didn’t occur until March of 2008.
     Throughout our reports, we refer to the impact of fuel on our business. For purposes of these references, we have considered the impact of fuel surcharge revenues, and the related fuel surcharge expenses only as they relate to our Express-1 business unit. The expediting transportation niche commonly negotiates both fuel surcharges charged to its customers as well as fuel surcharges paid to its carriers. Therefore, we feel that this approach, most readily conveys the impact of fuel revenues, costs, and the resulting gross margin within this business unit.

     Alternatively, within our other two units, Concert Group Logistics and Bounce Logistics, fuel charges to our customers are not commonly negotiated and identified separately from total revenue and the associated cost of transportation. We therefore, have not included an analysis of fuel surcharges for these two operating units. We believe this is a common practice within the freight forwarding and freight brokerage business sectors.
     We often refer to the costs of our Board of Directors, our executive team and certain operating costs associated with operating as a public company as “corporate” charges. In addition to the aforementioned items, we also record items such as our income tax provision and other charges that are reported on a consolidated basis within the corporate line item.
For the three months ended June 30, 2009 compared to the three months ended June 30, 2008
The following table is provided to allow users to visualize quarterly results within our major reporting classifications. The table does not replace the financial statements, notes thereto, or management discussion contained within this report on Form 10-Q. We encourage users to review these items for a more complete understanding of our financial position and results of operations.

Express-1 Expedited Solutions, Inc.
Summary Financial Table
For the Three Months Ended June 30,
(Unaudited)

					Percent of
	Quarter to Date		Quarter to Quarter Change		Business Unit Revenue
	2009	2008	In Dollars	In Percentage	2009	2008
Revenues
Express-1	$10,090,000	$14,609,000	$(4,519,000)	-30.9%	45.4%	49.2%
Concert Group Logisitcs	10,155,000	14,492,000	(4,337,000)	-29.9%	45.7%	48.8%
Bounce Logistics	2,232,000	1,045,000	1,187,000	113.6%	10.0%	3.5%
Intercompany eliminations	(234,000)	(471,000)	237,000	50.3%	-1.1%	-1.5%

Total revenues	22,243,000	29,675,000	(7,432,000)	-25.0%	100.0%	100.0%

Direct expenses
Express-1	7,793,000	11,250,000	(3,457,000)	-30.7%	77.2%	77.0%
Concert Group Logisitcs	9,174,000	13,232,000	(4,058,000)	-30.7%	90.3%	91.3%
Bounce Logistics	1,873,000	914,000	959,000	104.9%	83.9%	87.5%
Intercompany eliminations	(234,000)	(471,000)	237,000	50.3%	100.0%	100.0%

Total direct expenses	18,606,000	24,925,000	(6,319,000)	-25.4%	83.6%	84.0%

Gross margin
Express-1	2,297,000	3,359,000	(1,062,000)	-31.6%	22.8%	23.0%
Concert Group Logisitcs	981,000	1,260,000	(279,000)	-22.1%	9.7%	8.7%
Bounce Logistics	359,000	131,000	228,000	174.0%	16.1%	12.5%

Total gross margin	3,637,000	4,750,000	(1,113,000)	-23.4%	16.4%	16.0%

Selling, general & administrative
Express-1	1,600,000	1,918,000	(318,000)	-16.6%	15.9%	13.1%
Concert Group Logisitcs	630,000	866,000	(236,000)	-27.3%	6.2%	6.0%
Bounce Logistics	273,000	198,000	75,000	37.9%	12.2%	18.9%
Corporate	503,000	407,000	96,000	23.6%	2.3%	1.4%

Total selling, general & administrative	3,006,000	3,389,000	(383,000)	-11.3%	13.5%	11.4%

Operating income from continuing operations
Express-1	697,000	1,441,000	(744,000)	-51.6%	6.9%	9.9%
Concert Group Logisitcs	351,000	394,000	(43,000)	-10.9%	3.5%	2.7%
Bounce Logistics	86,000	(67,000)	153,000	228.4%	3.9%	-6.4%
Corporate	(503,000)	(407,000)	(96,000)	-23.6%	-2.3%	-1.4%

Operating income from continuing operations	631,000	1,361,000	(730,000)	-53.6%	2.8%	4.6%

Interest expense	26,000	99,000	(73,000)	-73.7%	0.1%	0.3%
Other expense	19,000	12,000	7,000	58.3%	0.1%	0.0%

Income from continuing operations before tax	586,000	1,250,000	(664,000)	-53.1%	2.6%	4.2%

Tax provision	273,000	509,000	(236,000)	-46.4%	1.2%	1.7%

Income from continuing operations	313,000	741,000	(428,000)	-57.8%	1.4%	2.5%

Income (loss) from discontinued operations, net of tax	(25,000)	33,000	(58,000)	-175.8%	-0.1%	0.1%

Net income	$288,000	$774,000	$(486,000)	-62.8%	1.3%	2.6%

     Consolidated Results
     The continued economic recession resulted in a 25% reduction of total revenue for the quarter ending June 30, 2009 compared to the same quarter in 2008. Weak demand for transportation services resulted in a reduction of 30% of organic revenues generated by Express-1 and CGL. These reductions were offset during the quarter by acquisition revenue increases of $1.2 million through Bounce Logistics. We are cautiously optimistic that we may see modest volume increases for the remainder of 2009.
     Direct expenses represent expenses attributable to freight transportation. During the second quarter of 2009, these expenses continued to decrease in direct relationship to our operating revenues. Our “asset light” operating model provides transportation capacity through variable cost transportation alternatives, and therefore enables us to control our operating costs as our volumes fluctuate. Our primary means of providing capacity are through our fleet of independent contractors and brokerage relationships. We view this operating model as a strategic advantage particularly in continued difficult economic times. Our overall gross margin remained at 16% for the second quarter of 2009 as compared to the second quarter of 2008.
     Selling, general, and administrative expenses decreased by $383,000 in 2009 versus the same period in 2008. The decrease was primarily attributable to the following adjustments which were implemented during the first six months of 2009:
•	Reduction of staff.

•	Reduction of hours for certain staff.

•	Salary and wage freeze for all employees.

•	Salary reduction for Senior Management and other selected employees.

•	Elimination of Employee Benefit Plans such as the: Bonus Plan, 401(K) match, and ESOP contributions.

•	Reduction of compensation paid to the Board of Directors.

•	Reduction of travel and entertainment activities.

•	Reduction of other expenses.
     We have reported all revenue and expenses, including income tax expense for Express-1 Dedicated as discontinued operations as the reporting unit lost its primary operating contract in the fourth quarter of 2008. Express-1 Dedicated disbanded all operations in February 2009 resulting in a loss of $25,000 in the second quarter of 2009 compared to a gain of $33,000 in the second quarter of 2008.
     Net income for the quarter ended June 30, 2009 totaled $288,000 compared to $774,000 for the same quarter in 2008. The continued economic recession and related slowdown in demand for transportation services contributed to the reduction in overall profitability compared to 2008, however, we do anticipate continued profitability for the remainder of the year due to the Company’s expense reductions and our belief that transportation volumes will make a modest recovery for the remainder of the year.
     Express-1
     Our Express-1 business unit experienced a 31% decrease in revenue during the second quarter of 2009 compared to the second quarter of 2008. Approximately 42% of the decrease in revenue relates to lower fuel surcharge revenues. Although this resulted in a revenue loss, it also resulted in a corresponding reduction in fuel costs paid to owner operators, and overall is viewed as a positive trend for the industry and our Company.
     The current restructuring of the automobile industry and the related transportation volume reductions have caused Express-1 to become less reliant on the automobile industry during 2009. Direct automotive industry business represented 31% of our business in the second quarter of 2008 and now represents only 24% in the second quarter of 2009. Of course, this has been a painful process and has required Express-1 to adjust its operating costs to account for the volume reductions; however, we believe that Express-1 is now coming out of this process as a more balanced company that has less exposure to any one industry. Other industries or sectors that are currently making up a larger percentage of our business include: home appliance, aerospace, printing, and international freight. Additionally, management continues to diversify our customer mix by contracting business through third party logistics firms that represent a wide array of industries.
     The purchase of certain assets and operations of First Class Expediting Services, Inc. that occurred in January of 2009, also served to further diversify Express-1’s operations in the second quarter of 2009. This enabled the Company to enter a new geographic area specializing in short haul expedites. As a division of Express-1, First Class contributed $544,000 of revenue in the second quarter of 2009.

     Express-1’s gross margin percentage remained at 23% for the second quarter of 2009 compared to the same quarter in 2008. In the face of a soft and competitive expediting market, our ‘asset light” model continues to perform well, by protecting its gross margin percentage.
     Selling, general, and administrative expenses decreased by $318,000 in the second quarter of 2009 compared to the same period in 2008. We believe this represents the Company’s ability to not only manage its variable costs, but also its fixed costs and subsequently its bottom line. Express-1 will continue to efficiently manage operations and look for ways to further reduce costs without sacrificing customer service.
     For the quarter ended June 30, 2009, Express-1 generated income from operations before tax of $697,000 compared to $1,441,000 in the same quarter in 2008. Management is cautiously optimistic about the remainder of the year and is committed to avoiding long-term, low margin solutions that would jeopardize future profitability as the economy and Company recovers from the recession.
Concert Group Logistics (CGL)
     Although CGL isn’t dependent on the auto industry, it continues to feel the impact of the overall economic recession. Revenue for CGL was $10.2 million for the second quarter of 2009, compared to $14.5 million in the same period in 2008. Management continues to develop the international freight forwarding market with revenue derived from international shipments increasing from 23% of total revenue in the second quarter of 2008 to 30% for the second quarter of 2009. The Company continues to emphasize training designed to retain its independent station owners and take advantage of opportunities in the international freight forwarding markets.
     Direct expenses consist primarily of payments for purchased transportation in addition to payments to CGL’s independent station owners who control the overall operation of the freight move. As a percentage of CGL revenue, direct expenses represented 90% for the second quarter of 2009 compared to 91% for the same quarter in 2008. This overall gain in efficiency resulted in CGL’s gross margin percentage improving from 9% in the second quarter of 2008 to 10% in the same quarter in 2009.
     Selling, general, and administrative expenses decreased in the second quarter of 2009 by $236,000 as compared to the same period in 2008. These savings are a direct result of the restructuring program adopted by the Company in the first quarter of 2009.
     For the quarter ended June 30, 2009, Concert Group Logistics generated income from operations before tax of $351,000 representing a decrease of 11% from the comparable prior period. This is due in large part to the reduction in volume resulting from the economic recession.
     Management continues to focus on the expansion of its independent station network, and is actively pursuing strategic opportunities. As of June 30, 2009, the Company maintained a network of 25 independent station owners as compared to 25 network stations as of June 30, 2008.
Bounce Logistics
     Bounce continues to mature as it has completed its 6th quarter of existence. It is important to keep in mind that operating results and any comparisons between the years should factor in the start-up nature of the Company in 2008.
     Bounce continues to mature as it continues to gain traction in the brokerage industry. Revenues for the second quarter of 2009 increased by $1.2 million or 114% compared to the same quarter in 2008. Additionally, Bounce has been able to improve its gross margin percentage by developing a more competitive carrier network which has resulted in a gross margin percentage of 16% in the second quarter of 2009 compared to a 13% margin percentage in the same period in 2008.
     The above items have resulted in Bounce generating operating income of $86,000 in the second quarter of 2009 compared to losing $67,000 in the same period in 2008. Management continues to be optimistic regarding the future growth and profitability potential of Bounce moving forward in 2009.

Corporate
Corporate costs for the second quarter of 2009 exceeded costs for the same quarter in 2008 by $96,000. In 2009, the Company has increased its efforts and its related cost to identify potential acquisition candidates that might complement our existing operation. Additional costs in 2009 have also been incurred in relation to fees associated with our initial audit of Concert Group Logistics. Also, a portion of this increase represents costs incurred due to the set up of the corporate office in St. Joseph MI that didn’t exist in 2008.
     For the six months ended June 30, 2009 compared to the six months ended June 30, 2008
The following table is provided to allow users to visualize year-to-date results within our major reporting classifications. The table does not replace the financial statements, notes thereto, or management discussion contained within this report on Form 10-Q. We encourage users to review these items for a more complete understanding of our financial position and results of operations.

Express-1 Expedited Solutions, Inc.
Summary Financial Table
For the Six Months Ended June 30,
(Unaudited)

					Percent of
	Year to Date		Year to Year Change		Business Unit Revenue
	2009	2008	In Dollars	In Percentage	2009	2008
Revenues
Express-1	$18,978,000	$27,777,000	$(8,799,000)	-31.7%	44.8%	52.0%
Concert Group Logisitcs	19,794,000	24,963,000	(5,169,000)	-20.7%	46.8%	46.8%
Bounce Logistics	4,012,000	1,228,000	2,784,000	226.7%	9.5%	2.3%
Intercompany eliminations	(469,000)	(577,000)	108,000	18.7%	-1.1%	-1.1%

Total revenues	42,315,000	53,391,000	(11,076,000)	-20.7%	100.0%	100.0%

Direct expenses
Express-1	14,669,000	21,305,000	(6,636,000)	-31.1%	77.3%	76.7%
Concert Group Logisitcs	17,926,000	22,716,000	(4,790,000)	-21.1%	90.6%	91.0%
Bounce Logistics	3,336,000	1,087,000	2,249,000	206.9%	83.2%	88.5%
Intercompany eliminations	(469,000)	(577,000)	108,000	18.7%	100.0%	100.0%

Total direct expenses	35,462,000	44,531,000	(9,069,000)	-20.4%	83.8%	83.4%

Gross margin
Express-1	4,309,000	6,472,000	(2,163,000)	-33.4%	22.7%	23.3%
Concert Group Logisitcs	1,868,000	2,247,000	(379,000)	-16.9%	9.4%	9.0%
Bounce Logistics	676,000	141,000	535,000	379.4%	16.8%	11.5%

Total gross margin	6,853,000	8,860,000	(2,007,000)	-22.7%	16.2%	16.6%

Selling, general & administrative
Express-1	3,452,000	3,780,000	(328,000)	-8.7%	18.2%	13.6%
Concert Group Logisitcs	1,317,000	1,608,000	(291,000)	-18.1%	6.7%	6.4%
Bounce Logistics	549,000	334,000	215,000	64.4%	13.7%	27.2%
Corporate	931,000	817,000	114,000	14.0%	2.2%	1.5%

Total selling, general & administrative	6,249,000	6,539,000	(290,000)	-4.4%	14.8%	12.2%

Operating income from continuing operations
Express-1	857,000	2,692,000	(1,835,000)	-68.2%	4.5%	9.7%
Concert Group Logisitcs	551,000	639,000	(88,000)	-13.8%	2.8%	2.6%
Bounce Logistics	127,000	(193,000)	320,000	165.8%	3.2%	-15.7%
Corporate	(931,000)	(817,000)	(114,000)	-14.0%	-2.2%	-1.5%

Operating income from continuing operations	604,000	2,321,000	(1,717,000)	-74.0%	1.4%	4.3%

Interest expense	48,000	179,000	(131,000)	-73.2%	0.1%	0.3%
Other expense	9,000	15,000	(6,000)	-40.0%	0.0%	0.0%

Income from continuing operations before tax	547,000	2,127,000	(1,580,000)	-74.3%	1.3%	4.0%

Tax provision	259,000	856,000	(597,000)	-69.7%	0.6%	1.6%

Income from continuing operations	288,000	1,271,000	(983,000)	-77.3%	0.7%	2.4%

Income from discontinued operations, net of tax	5,000	146,000	(141,000)	-96.6%	0.0%	0.3%

Net income	$293,000	$1,417,000	$(1,124,000)	-79.3%	0.7%	2.7%

Consolidated Results
     The economic recession continues to affect the Company’s operating revenue for the six month period ended June 30, 2009. On a comparative basis, the Company recorded an overall reduction of revenue of 21% for the first six months of 2009 compared to the same period in 2008. Organic revenues generated by Express-1 and CGL declined by $14 million (28%) while Bounce generated acquisition revenue increases of $2.7 million in the first six months of 2009 compared to the same period in 2008.
     Direct expenses represent expenses attributable to freight transportation. During the second quarter of 2009, these expenses continued to decrease in direct relationship to our operating revenues. Our “asset light” operating model provides transportation capacity through variable cost transportation alternatives, and therefore enables us to control our operating costs as our volumes fluctuate. Our primary means of providing capacity are through our fleet of independent contractors and brokerage relationships. We view this operating model as a strategic advantage particularly in continued difficult economic times. Our overall gross margin decreased slightly from 17% in 2008 to 16% for the six month period ended June 30, 2009 due primarily to excess capacity in the industry forcing prices down.
     Selling, general, and administrative expenses decreased by $290,000 in 2009 versus the same period in 2008. The decrease was primarily attributable to the following adjustments which were implemented during the first six months of 2009:
•	Reduction of staff.

•	Reduction of hours for certain staff.

•	Salary and wage freeze for all employees.

•	Salary reduction for Senior Management and other selected employees.

•	Elimination of Employee Benefit Plans such as the: Bonus Plan, 401(K) match, and ESOP contributions.

•	Reduction of compensation paid to the Board of Directors.

•	Reduction of travel and entertainment activities.
     We have reported all revenue and expenses, including income tax expense for Express-1 Dedicated as discontinued operations as the reporting unit lost its primary operating contract in the fourth quarter of 2008. Express-1 Dedicated disbanded all operations in February 2009 resulting in income of $5,000 for the first six months of 2009 compared to income of $146,000 for the same period in 2008. Management doesn’t expect any additional material financial activity from this business unit for the remainder of 2009.
     Net income for the six months period ended June 30, 2009 was $293,000 as compared to $1,417,000 for the six months ended June 30, 2008. Despite the year over year decline, the Company is cautiously optimistic that volumes will increase modestly and that expenses can be held at their current levels resulting in profitable operations for the remainder of 2009.
Express-1
     Our Express-1 business unit experienced a 32% decrease in operating revenue during the first two quarters of 2009 compared to the first two quarters of 2008. Approximately 35% of the decrease in revenue relates to lower fuel surcharge revenues. Although this resulted in a revenue loss, it also resulted in a corresponding reduction in fuel costs paid to owner operators, and overall is viewed as a positive trend for the industry and our Company.
     The current restructuring of the automobile industry and the related transportation volume reductions have caused Express-1 to become less reliant on the automobile industry during 2009. Direct automotive industry business represented 33% of our business during the first six months of 2008 and now represents only 23% in the same period of 2009. Of course, this has been a painful process and has required Express-1 to adjust its operating costs to account for the volume reductions; however, we believe that Express-1 is now coming out of this process as a more balanced company that has less exposure to any one industry. Other industries or sectors that are currently making up a larger percentage of our business include: home appliance, aerospace, printing, and international freight. Additionally, management continues to diversify our customer mix by contracting business through third party logistics firms that represent a wide array of industries.
     The purchase of certain assets and operations of First Class Expediting Services, Inc. that occurred in January of 2009, also served to further diversify Express-1’s operations in the first six months of 2009. This enabled the Company to enter a new geographic area specializing in short haul expedites. As a division of Express-1, First Class contributed $1.0 million of revenue in the first six months of 2009.

     Express-1’s gross margin percentage remained at 23% for the first six months of 2009 compared to the same period in 2008. In the face of a soft and competitive expediting market, our ‘asset light” model continues to perform well, by protecting its gross margin percentage.
     Selling, general, and administrative expenses decreased by $328,000 for the first six months of 2009 compared to the same period in 2008. We believe this represents the company’s ability to not only manage its variable costs, but also its fixed costs and subsequently its bottom line. Express-1 will continue to efficiently manage operations and look for ways to further reduce costs without sacrificing customer service.
     For the first six months ended June 30, 2009, Express-1 generated income from operations before tax of $857,000 compared to $2,692,000 in the same quarter in 2008. Management is cautiously optimistic about the remainder of the year and is committed to avoiding long-term, low margin solutions that would jeopardize future profitability as the economy and Company recovers from the recession.
Concert Group Logistics (CGL)
     Concert Group Logistics generated revenue of $19.8 million for the first six months of 2009 and accounted for 47% of our consolidated revenue. This is consistent with the percentage of consolidated revenue the Company recorded in the first and second quarters of 2008. CGL continues to develop its international freight forwarding markets with revenue derived for international shipments increasing from 23% in the six months ended June 30, 2008 to 28% in the comparable period in 2009. Management continues to emphasize its strategic focus on diversification of domestic and international transportation services offerings within its independent station network.
     Direct expenses consist primarily of payments for purchased transportation in addition to payments to CGL’s independent station owners who control the overall operation of the freight move. As a percentage of CGL revenue, direct expenses represented 91% for the first six months of 2009 compared to 91% for the same period in 2008. CGL’s gross margin percentage remained at 9% for the first six months of 2009 compared to the same period in 2008.
     Selling, general, and administrative expenses decreased in the first six months of 2009 by $291,000 as compared to the same period in 2008. These savings are a direct result of the restructuring program adopted by the Company in the first quarter of 2009.
     For the six months ended June 30, 2009, Concert Group Logistics generated income from operations before tax of $551,000 representing a decrease of 14% from the comparable prior period. This is due in large part to the reduction in volume resulting from the economic recession.
     Management continues to focus on the expansion of its independent station network, and is actively pursuing strategic opportunities. As of June 30, 2009 and 2008, the Company continued to maintain a network of 25 independent station owners.
Bounce Logistics
     Bounce continues to mature as it has completed its 6th quarter of existence. It is important to keep in mind that operating results and any comparisons between the years should factor in the start-up nature of the Company in 2008.
     Bounce continues to mature as it continues to gain traction in the brokerage industry. Revenues for the first six months of 2009 increased by $2.8 million or 227% compared to the same period in 2008. Additionally, Bounce has been able to improve its gross margin percentage by developing a more competitive carrier network which has resulted in a gross margin percentage of 17% for the first six months of 2009 compared to a 12% margin percentage in the same period in 2008.
     The above items have resulted in Bounce generating operating income before tax of $127,000 for the first six months of 2009 compared to operating losses before tax of $193,000 in the same period in 2008. Management continues to be optimistic regarding the future growth and profitability potential of Bounce moving forward in 2009.

Corporate
     Corporate costs for the first six months of 2009 exceeded costs for the same period in 2008 by $114,000. In 2009, the Company has increased its efforts and its related cost to identify potential acquisition candidates that might complement our existing operation. Additional costs in 2009 have also been incurred in relation to fees associated with our initial audit of Concert Group Logistics. Also, a portion of this increase represents costs incurred due to the set up of the corporate office in St. Joseph MI that didn’t exist in 2008.
     Liquidity and Capital Resources
General
     During the first six months of 2009, the Company used $1.1 million in cash to pay the final earnout payment to the former owners of Concert Group Logistics, $250,000 was used to purchase certain assets and related liabilities of First Class Expediting Services, Inc., and $642,000 was used to pay off term debt. These transactions were primarily funded through a net draw on the Company’s line of credit.
     As of June 30, 2009, we had $1.2 million of working capital with associated cash of $1.5 million compared with working capital of $4.4 million and cash of $1.1 million as of December 31, 2008. This represents a decrease of 3.2 million which resulted primarily from our line of credit being reclassified from a long term liability to a current liability based on its maturity date of May 31, 2010.
Cash Flow
     During the six months ended June 30, 2009, cash generated and used in operations netted to $0. The primary use of cash was a decrease in accounts payable of $1.1 million and a decrease in other liabilities of $310,000. The primary source of cash for the six month period was an increase of $500,000 in accrued expenses. During the same period in 2008, $1.0 million was generated from operating activities. Net income of $1.4 million and increases of $1.5 million in accrued expenses and other liabilities were the primary sources of income while increases in accounts receivable and other current assets were the primary uses of cash totaling $5.2 million.
     Investing activities required approximately $1.3 million during the six months ended June 30, 2009. During this period, cash was used to: 1) satisfy earn-out payments of $1.1 million to the former owners of Concert Group Logistics, LLC (CGL) and, 2) purchase $250,000 in net assets related to the purchase of First Class Expediting Service, LLC in January of 2009. During the same period in 2008, we: 1) satisfied an earn out payment related to the Express-1 and Dasher Express acquisitions in the amount of $2.2 million, 2) purchased CGL for $8.5 million, and 3) purchased fixed assets of $684,000.
     Financing activities generated approximately $1.8 million for the six months ended June 30, 2009, which were derived primarily from net draws on the company’s line of credit. Additionally, $642,000 in payments on the Company’s debt was made during the period. During the same period in 2008, net cash in the amount of $7.6 million from the Company’s line of credit was received which was used primarily to fund the purchase of CGL. Additionally, the Company borrowed $3.6 million of term debt to complete the funding of the CGL purchase.
Line of Credit
     To ensure that our Company has adequate near-term liquidity, we entered into a new credit facility with National City Bank in January, 2008. This $14.6 million facility provides for a receivables based line of credit of up to $11.0 million and a term debt component of $3.6 million. The Company may draw upon the receivables based line of credit the lesser of $11.0 million or 80% of eligible accounts receivable, less amounts outstanding under letters of credit. To fund the Concert Group Logistics, LLC purchase, the Company drew $3.6 million on the term facility and $5.4 million on the receivables based line of credit. Substantially all the assets of our Company and wholly owned subsidiaries (Express-1, Inc., Concert Group Logistics, Inc. and Bounce Logistics, Inc.) are pledged as collateral securing our performance under the line. The credit facility bears interest based upon a spread above thirty-day LIBOR with an initial increment of 125 basis points above thirty-day LIBOR for the receivables line and 150 basis point above thirty-day LIBOR for the term portion. The term loan is payable over a thirty-six month period and requires that monthly principal payments of $100,000 together with accrued interest be paid until retired. As of June 30, 2009, the weighted average rate of interest on the credit facility was approximately 1.64% and rates are adjusted monthly.

     The line carries certain covenants related to the Company’s financial performance. Included among the covenants are a fixed charge coverage ratio and a total funded debt to earnings before interest and taxes, plus depreciation and amortization ratio. As of June 30, 2009, the Company was in compliance with all terms under the credit facility and no events of default existed under the terms of this agreement.
     We had outstanding standby letters of credit at June 30, 2009 of $335,000, related to insurance policies either continuing in force or recently canceled. Amounts outstanding for letters of credit reduce the amount available under our line of credit, dollar-for-dollar.
     Available capacity in excess of outstanding borrowings under the line was approximately $4.7 million as limited by 80% of the Company’s eligible receivables as of June 30, 2009. The credit facility carries a maturity date of May 31, 2010. The Company has changed the classification of the line of credit from a long-term liability to a current liability during the current quarter based on its maturity date.
     We believe that the credit facility provides adequate capacity to fund our operations, when combined with our anticipated cash generated from operations for the foreseeable future. In the event our operating performance deteriorates, we might find it necessary to seek additional funding sources in the future.
     Options and Warrants
     The following schedule represents those options that the Company has outstanding as of June 30, 2009. The schedule also segregates the options by expiration date and exercise price to better identify their potential for exercise. Additionally, the total approximate potential proceeds by year have been identified.
     During the six month period ended June 30, 2009, 2,252,000 warrants expired unexercised, and currently there are no outstanding warrants.

						Total	Approximate
	Exercise pricing					Outstanding	Potential
	.50-.75	.76-1.00	1.01-1.25	1.26-1.50	1.51 >	Options	Proceeds

Option Expiration Dates
2009			10,000	75,000	23,000	108,000	$161,000
2010			600,000			600,000	750,000
2011			125,000			125,000	130,000
2014		50,000		500,000		550,000	768,000
2015	500,000		200,000			700,000	603,000
2016		50,000	125,000	100,000		275,000	313,000
2017			50,000	322,000		372,000	518,000
2018		290,000	105,000			395,000	390,000
2019	25,000	75,000	25,000			125,000	112,000

Total Options	525,000	465,000	1,240,000	997,000	23,000	3,250,000	3,745,000

Contractual Obligations
     The following table reflects all contractual obligations of our Company as of June 30, 2009.

	Payments Due by Period
		Less than 1	1 to 3	3 to 5	More than 5
Contractual Obligations	Total	Year	Years	Years	Years
Term notes payable	$2,000,000	$1,200,000	$800,000	$—	$—
Capital leases payable	35,000	15,000	20,000	—	—

Total note payable and capital leases	2,035,000	1,215,000	820,000	—	—
Line of credit	4,715,000	4,715,000	—	—	—
Operating leases	153,000	65,000	88,000	—	—
Real estate commitments	700,000	234,000	412,000	54,000	—
Employment contracts	2,134,000	960,000	1,174,000

Total contractual cash obligations	$9,737,000	$7,189,000	$2,494,000	$54,000	$—

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
Interest Rate Risk
     We have interest rate risk, as borrowings under our credit facility are based on variable market interest rates. As of June 30, 2009, we had $6.8 million of variable rate debt outstanding under our credit facility. As of this date, the weighted average variable interest rate on these obligations was 1.64%. A hypothetical 10% increase in our credit facility’s weighted-average interest rate for the three months ended June 30, 2009, would correspondingly decrease our earnings and operating cash flows by approximately $2,000 in the period or $8,000 annually.
Intangible Asset Risk
     We have a substantial amount of intangible assets and are required to perform goodwill impairment tests annually or whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position. Although at June 30, 2009, we believed our intangible assets were recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.
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
     PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     From time-to-time, the Company is involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended June 30, 2009.
Item 1A. Risk Factors.
     Refer to Item 1A of our annual report (Form 10K) for the year ended December 31, 2008, under the caption “RISK FACTORS” for specific details on factors and events that are not within our control and could affect our financial results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     No unregistered equity securities were sold in the current reporting period.
Item 3. Defaults upon Senior Securities.
     The Company’s line of credit contains various covenants pertaining to the maintenance of certain financial ratios. As of June 30, 2009, the Company was in compliance with the ratios required under its revolving credit agreement. No events of default exist on the credit facility as of the filing date.
Item 4. Submission of Matters to a Vote of Security Holders.
The following two proposals were submitted to the shareholders at the annual meeting held June 11, 2009.
•	The election of two members to our Board of Directors, and

•	The appointment of Pender Newkirk & Company, LLP as independent public accountants for the company for the year ending December 31, 2009.
Both proposals were approved and ratified by vote at the meeting.
Voting Result Summary

Election of Directors	For	Against	Abstentions
James Martell — Independent Director	23,056,018	—	1,019,686
Calvin Whitehead — Independent Director	23,936,410	—	139,294

Appointment of Independent Public Accountants	23,086,218	975,763	13,722

Item 5. Other Information.
None
Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Express-1 Expedited Solutions, Inc.
/s/ Michael R. Welch
Michael R. Welch
Chief Executive Officer

Date: August 14, 2009

Exhibit Index

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)