Form 10-Q
period 2009-09-30
EXPRESS-1 EXPEDITED SOLUTIONS INC
filed 2009-11-09
CIK 1166003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 2009

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The Registrant has 32,035,218 shares of its common stock outstanding as of November 9, 2009

Express-1 Expedited Solutions, Inc.
Form 10-Q
Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

Part I — Financial Information
Item 1 — Financial Statements
Express-1 Expedited Solutions, Inc.
Consolidated Balance Sheets

	(Unaudited)
	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash	$683,000	$1,107,000
Accounts receivable, net of allowances of $280,000 and $133,000, respectively	15,535,000	12,202,000
Prepaid expenses	188,000	372,000
Deferred tax asset, current	233,000	493,000
Other current assets	575,000	650,000

Total current assets	17,214,000	14,824,000

Property and equipment, net of $2,499,000 and $2,220,000 in accumulated depreciation, respectively	2,836,000	3,141,000
Goodwill	15,602,000	14,915,000
Identifiable intangible assets, net of $2,015,000 and $1,682,000 in accumulated amortization, respectively	7,508,000	7,631,000
Loans and advances	34,000	63,000
Other long-term assets	1,126,000	1,108,000

Total long term assets	27,106,000	26,858,000

Total assets	$44,320,000	$41,682,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,516,000	$6,578,000
Accrued salaries and wages	421,000	691,000
Accrued expenses, other	2,279,000	862,000
Line of credit	5,116,000	—
Current maturities of notes payable and capital leases	1,214,000	1,235,000
Other current liabilities	389,000	1,030,000

Total current liabilities	14,935,000	10,396,000

Line of credit	—	2,320,000
Notes payable and capital leases, net of current maturities	516,000	1,400,000
Deferred tax liability, long-term	658,000	583,000
Other long-term liabilities	437,000	456,000

Total long-term liabilities	1,611,000	4,759,000

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 32,215,218 and 32,215,218 shares issued; and 32,035,218 shares outstanding, respectively	32,000	32,000
Additional paid-in capital	26,459,000	26,316,000
Treasury stock, at cost, 180,000 shares held	(107,000)	(107,000)
Accumulated earnings	1,390,000	286,000

Total stockholders’ equity	27,774,000	26,527,000

	$44,320,000	$41,682,000

The accompanying notes are an integral part of the consolidated financial statements.

Express-1 Expedited Solutions, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Revenues
Operating revenue	$26,211,000	$31,117,000	$68,526,000	$84,508,000
Expenses
Direct expense	21,482,000	26,164,000	56,944,000	70,695,000

Gross margin	4,729,000	4,953,000	11,582,000	13,813,000
Sales general and administrative expense	3,284,000	3,148,000	9,533,000	9,687,000

Operating income from continuing operations	1,445,000	1,805,000	2,049,000	4,126,000

Other expense	19,000	21,000	28,000	36,000
Interest expense	26,000	94,000	74,000	273,000

Income from continuing operations before income tax	1,400,000	1,690,000	1,947,000	3,817,000
Income tax provision	599,000	672,000	858,000	1,528,000

Income from continuing operations	801,000	1,018,000	1,089,000	2,289,000
Income from discontinued operations, net of tax	10,000	134,000	15,000	280,000

Net income	$811,000	$1,152,000	$1,104,000	$2,569,000

Basic income per share
Income from continuing operations	$0.03	$0.03	$0.03	$0.07
Income from discontinued operations	—	0.01	—	0.01
Net income	0.03	0.04	0.03	0.08
Diluted income per share
Income from continuing operations	0.03	0.03	0.03	0.07
Income from discontinued operations	—	0.01	—	0.01
Net income	$0.03	$0.04	$0.03	$0.08
Weighted average common shares outstanding
Basic weighted average common shares outstanding	32,035,218	31,949,262	32,035,218	31,241,644
Diluted weighted average common shares outstanding	32,138,885	32,318,995	32,142,150	31,540,687
The accompanying notes are an integral part of the consolidated financial statements.

Express-1 Expedited Solutions, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating activities
Net income	$1,104,000	$2,569,000
Adjustments to reconcile net income to net cash from operating activities
Provisions for allowance for doubtful accounts	147,000	12,000
Depreciation & amortization expense	835,000	847,000
Stock compensation expense	143,000	135,000
Gain on disposal of equipment	(29,000)	—
Changes in assets and liabilities, net of effects of acquisition:
Account receivable	(3,480,000)	(5,227,000)
Other current assets	249,000	568,000
Prepaid expenses	184,000	346,000
Other assets	(36,000)	374,000
Accounts payable	(1,062,000)	(152,000)
Accrued expenses	1,148,000	704,000
Other liabilities	(87,000)	1,307,000

Cash (used) provided by operating activities	(884,000)	1,483,000

Investing activities
Acquisition of businesses, net of cash acquired	(250,000)	(8,489,000)
Payment of acquisition earn-out	(1,100,000)	(2,210,000)
Payment for purchases of property and equipment	(103,000)	(1,010,000)
Proceeds from sale of property and equipment	63,000	8,000

Cash Flows used by investing activities	(1,390,000)	(11,701,000)

Financing activities
Credit line, net activity	2,796,000	8,254,000
Proceeds from debt for acquisition	—	3,600,000
Payments of debt	(946,000)	(736,000)
Proceeds from exercise of warrants	—	168,000

Cash flows provided by financing activities	1,850,000	11,286,000

Net (decrease) increase in cash	(424,000)	1,068,000
Cash, beginning of period	1,107,000	800,000

Cash, end of period	$683,000	$1,868,000

Supplemental disclosure of noncash activities:
Cash paid during the period for interest	$51,400	$238,000
Cash paid during the period for income taxes	282,000	267,000
Acquisition of assets and liabilities (First Class 2009, Concert Group Logistics 2008):
Cash	$—	$671,000
Accounts receivable	—	5,856,000
Prepaid expenses	—	95,000
Property and equipment	82,000	415,000
Other assets	—	872,000
Goodwill and other intangible assets	210,000	11,303,000
Liabilities assumed	(42,000)	(4,704,000)

Total purchase price	250,000	14,508,000
Less equity issued	—	(4,848,000)
Less note payable issued	—	(500,000)
Less cash acquired	—	(671,000)

Net cash paid	$250,000	$8,489,000

The accompanying notes are an integral part of the consolidated financial statements.

Express-1 Expedited Solutions, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2009
(Unaudited)

					Additional
	Common Stock		Treasury Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2008	32,215,218	$32,000	(180,000)	$(107,000)	$26,316,000	$286,000	$26,527,000
Stock option expense					143,000		143,000
Issuance of common stock							—
Net income						1,104,000	1,104,000

Balance, September 30, 2009	32,215,218	$32,000	(180,000)	$(107,000)	$26,459,000	$1,390,000	$27,774,000

The accompanying notes are an integral part of the consolidated financial statements.

Express-1 Expedited Solutions, Inc.
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2009 and 2008
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
     The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position at September 30, 2009 and December 31, 2008 and results of operations for the three and nine-month periods ended September 30, 2009 and 2008. The preparation of the financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates.
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
Evaluation of Subsequent Events
     The Company has evaluated subsequent events after the balance sheet date through November 9, 2009, the date the financial statements were issued. Except as disclosed in Footnote 10 — Subsequent Events, the Company did not note any events that would require disclosure in or adjustment to the accompanying unaudited condensed consolidated financial statements.
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
     Within its Concert Group Logistics business unit, the Company utilizes an alternative point in time to recognize revenue. Concert Group Logistics revenue and associated operating expenses are recognized on the date the freight is picked up from the shipper. This method of revenue recognition is not the preferred method of revenue recognition as prescribed within generally accepted accounting principles in the United States of America (US GAAP). This method recognizes revenue and associated expenses prior to the point in time that all services are completed; however, the use of this method does not result in a material difference. The Company has evaluated the impact of this alternative method on its consolidated financial statements and concluded that the impact is not material to the financial statements.

     The Company reports revenue on a gross basis in accordance with US GAAP principles. The following facts justify our position of reporting revenue on a gross basis:
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
     Options generally become fully vested three to five years from the date of grant and expire five to ten years from the grant date. During the nine-month period ended September 30, 2009, the Company granted 175,000 options to purchase shares of its common stock while cancelling or retiring 609,000 options in the same period. As of September 30, 2009 the Company has 3,175,000 options outstanding and an additional 2,425,000 options available for future grants under the existing plan.
     The weighted-average fair value of each stock option recorded in expense for the nine-month period ended September 30, 2009 was estimated on the date of grant using the Black-Scholes option pricing model and amortized over the requisite service period of the underlying options. The Company has used one grouping for the assumptions, as its option grants are primarily basic with similar characteristics. The expected term of options granted has been derived based upon the Company’s history of actual exercise behavior and represents the period of time that options granted are expected to be outstanding. Historical data was also used to estimate option exercises and employee terminations. Estimated volatility is based upon the Company’s historical market price at consistent points in a period equal to the expected life of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and the dividend yield is zero. The weighted average assumptions outlined in the table below were utilized in the calculations of compensation expense from option grants in the reporting period reflected.

	Nine Months Ended
	September 30,
	2009	2008
Risk-free interest rate	2.8%	2.0%
Expected life	5.3 Years	6.0 Years
Expected volatility	39%	35%
Expected dividend yield	none	none
Grant date fair value	$0.34	$0.38

     The following table summarizes the option and warrant activity for the nine-month period ended September 30, 2009:

	Options			Warrants
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
		Exercise	Remaining		Exercise	Remaining
	Options	Price	Life	Warrants	Price	Life
Outstanding at December 31, 2008	3,609,000	1.18	6.2 Years	2,252,000	2.05	.3 Years
Granted	175,000	0.89		—
Expired	(609,000)	1.27		(2,252,000)	2.05
Exercised				—

Outstanding at September 30, 2009	3,175,000	1.15	5.28	—	0.00	—

Outstanding exercisable at September 30, 2009	2,641,000	1.17	4.72	—	0.00	—

     For the nine months ended September 30, 2009 and 2008, the Company recognized $143,000 and $135,000, respectively, in stock based compensation. For the quarters ended September 30, 2009 and 2008, the Company recognized $51,000 and $45,000, respectively in stock based compensation.
     As of September 30, 2009, the Company had approximately $174,000 of unrecognized compensation cost related to non-vested share-based compensation that is anticipated to be recognized over a weighted average period of approximately 1.0 years. Estimated remaining compensation expense related to existing share-based plans is $37,000, $87,000, $43,000 and $7,000 for the years ended December 31, 2009, 2010, 2011, and 2012, respectively.
     At September 30, 2009, the aggregate intrinsic value of options outstanding was $149,000 and the aggregate intrinsic value of options exercisable was $134,000. The total fair value of options vested during the nine months ended September 30, 2009 and 2008 was $160,000 and $198,000, respectively.
     Cash proceeds received from the exercise of warrants for the nine months ended September 30, 2009 and 2008 was $0 and $168,000, respectively. During the first nine months of the year, the Company also retired 2,252,000 warrants and currently has no outstanding warrants as of September 30, 2009.
Use of Estimates
     The Company prepares its consolidated financial statements in conformity with US GAAP. These principles require management to make estimates and assumptions that impact the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews its estimates, including but not limited to, purchased transportation, outstanding insurance claims, other accrued expenses, recoverability of long-lived assets, recoverability of prepaid expenses, and allowance for doubtful accounts, on a regular basis and makes adjustments based on historical experiences and existing and expected future conditions. These evaluations are performed and adjustments are made as information is available. Management believes that these estimates are reasonable and each has been discussed with the audit committee; however, actual results could differ from these estimates.
Reclassifications
     Certain prior year amounts shown in the accompanying consolidated financial statements have been reclassified to conform to the 2009 presentation. These reclassifications did not have any effect on total assets, total liabilities, total stockholders’ equity or net income.
Income Taxes
     Taxes on income are provided in accordance with US GAAP. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax basis of particular assets and liabilities, and the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the enactment date. A valuation allowance is provided to offset the net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated its tax position and concluded no valuation allowance on its deferred tax assets is required, as of September 30, 2009. The Company had gross federal net operating loss carry forwards of approximately $1,300,000 as of December 31, 2008. Based upon the estimated taxable income reported in the first nine months of 2009, the Company estimates that the federal loss carry forward has decreased to approximately $70,000, and that accumulated loss carry forwards attributable to various states equals approximately $2,900,000 as of September 30, 2009.

     During the fourth quarter of 2008, the Internal Revenue Service of the United States (the “IRS”) initiated an exam of the Company’s 2006 tax year. The exam was concluded and closed with no adjustments during the third quarter of 2009.
Goodwill
     Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. The Company follows the provisions of US GAAP in its accounting of goodwill, which requires an annual impairment, test for goodwill and intangible assets with indefinite lives. The first step of the impairment test requires that the Company determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. The Company performed the annual impairment testing during the third quarter and determined that no impairment of the goodwill was warranted.
     The Company added $687,000 of goodwill in the first quarter of 2009, as a result of the final earnout settlement related to the acquisition of certain assets and liabilities of Concert Group Logistics, LLC. For a more complete analysis of this item refer to Footnote 7 — Related Party Transactions.
Identified Intangible Assets
     The Company follows the provisions of US GAAP in its accounting of identified intangible assets, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. During the three and nine-month periods ended September 30, 2009, and 2008, there was no impairment of intangible assets.
     The Company added $210,000 of identified intangible assets in the first quarter of 2009, based upon the acquisition of certain assets and liabilities from First Class Expediting Service, Inc (FCES). FCES was a Rochester Hills Michigan based company providing regional expedited transportation in the Midwest. For financial reporting purposes, First Class is included in the operating results of Express-1. The Company has amortized the intangible assets over a range of 2-5 years. For the nine months ended September 30, 2009, the Company recorded $47,000 of amortization expense related to these assets.
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
Earnings per Share
     Earnings per common share are computed in accordance with US GAAP which requires companies to present basic earnings per share and diluted earnings per share.

     Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.
     Diluted earnings per share are computed by dividing net income by the combined weighted average number of shares of common stock outstanding and dilutive options outstanding during the period.

	Three Months Ended		Nine Months Ended
	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Income from continuing operations	$801,000	$1,018,000	$1,089,000	$2,289,000
Income from discontinued operations	10,000	134,000	15,000	280,000

Net income	$811,000	$1,152,000	$1,104,000	$2,569,000

Basic weighted shares outstanding	32,035,218	31,949,262	32,035,218	31,241,644
Diluted weighted shares outstanding	32,138,885	32,318,995	32,142,150	31,540,687

Basic earnings per share
Income from continuing operations	$0.03	$0.03	$0.03	$0.07
Income from discontinued operations	—	.01	—	.01
Net income	0.03	0.04	0.03	0.08
Diluted earnings per share
Income from continuing operations	0.03	0.03	0.03	0.07
Income from discontinued operations	—	.01	—	.01
Net income	$0.03	$0.04	$0.03	$0.08
     Stock shares issued —— No shares of stock were issued during the nine-month period ended September 30, 2009.
2. Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (FASB) issued Accountings Standards Codification Topic 105 “Generally Accepted Accounting Pronouncements” (formerly SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). This standard will become the single source of authoritative nongovernmental US GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EFIT”), and related accounting literature. This standard reorganizes the thousands of US GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. The guidance will be effective for financial statements issued for reporting periods that end after September 15, 2009. Beginning in the third quarter of 2009, this guidance impacts the Company’s financial statements and related disclosures as all references to authoritative accounting literature reflect the newly adopted codification.
     In May 2009, the FASB issued Accounting Standards Codification Topic 855 “Subsequent Events” (formerly SFAS No. 165, “Subsequent Events”). The guidance establishes principles and requirements for subsequent events. Specifically, it sets forth guidance pertaining to the period after the balance sheet date during which management should consider events and transactions for potential recognition or disclosure, circumstances under which an event or transaction would be recognized after the balance sheet date and the required disclosures that should be made about events or transactions that occurred after the balance sheet date. The guidance is effective for interim or annual financial periods ending after June 15, 2009, and as such, became effective for the Company on June 30, 2009. The Company’s adoption of the standard resulted in additional disclosure surrounding the Company’s subsequent events. For additional information refer to Footnote 10 — Subsequent Events.
     In December 2007, the FASB issued Accounting Standards Codification Topic 805 “Business Combinations” (formerly SFAS No. 141(R), “Business Combinations”). This standard modifies certain aspects of how the acquiring entity recognizes and measures the identifiable assets, the liabilities assumed and the goodwill acquired in a business combination. The guidance is effective for fiscal years beginning after December 15, 2008. The impact of this guidance will depend on the nature of acquisitions completed after the date of adoption.
     In April 2008, the FASB issued Accounting Standards Codification Topic 350 “Intangibles — Goodwill and Other” (formerly FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”). This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and require enhanced related disclosures. The guidance must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning on or after December 15, 2008. This guidance became effective for the Company on January 1, 2009, the impact of which will depend on the nature of acquisition of any intangible assets acquired after the date of adoption.
     The Company’s management does not believe that other recent codified pronouncements by the FASB has or will have a material impact on the Company’s current or future financial statements.
3. Acquisitions
     In January of 2009, the Company purchased certain assets and liabilities from First Class Expediting Service, Inc (FCES) for $250,000. FCES was a Rochester Hills, Michigan based company providing regional expedited transportation in the Midwest.
     At closing, the Company paid the former owners of FCES $250,000 in cash. In return the Company received approximately $40,000 of net assets consisting primarily of fixed assets net of related debt. The transaction was funded through cash generated from operations.
     For financial reporting purposes, First Class will be included with the operating results of Express-1. The Company has recognized identifiable intangible assets of $210,000 which are being amortized over a 2-5 year period. For the nine-month period ended September 30, 2009, the Company recorded $47,000 of amortization expense related to these assets.
     Proforma financial statement presentation including historical financial information from First Class Expediting Services is not included in the 10-Q due to its immateriality.
     On January 31, 2008, the Company completed the purchase of substantially all assets and certain liabilities of Downers Grove, Illinois based Concert Group Logistics, LLC. (“Concert LLC”). The transaction had an effective date of January 1, 2008, and the Company completed the purchase through a newly formed wholly owned subsidiary, Concert Group Logistics, Inc.
     At closing, the Company paid the former owners of Concert Group Logistics, LLC total consideration that included $9.0 million in cash and 4.8 million shares of the Company’s common stock. The Company received $3.2 million of assets consisting of cash, receivables, office equipment and other current assets, net of liabilities acquired in the transaction. The transaction was financed through the Company’s line of credit, a term note payable and cash available from working capital.
     The Company completed the acquisition in March 2009, through the final earnout settlement and paid the former owners of CGL, LLC $1.1 million. The settlement included a general release between the Company and the former owners of Concert Group Logistics, LLC. Subsequent to the release, the Company has no future obligations related to the earnout provisions of the purchase agreement.
     In October 2009, the Company completed the purchase of certain assets and liabilities of LRG International, Inc. (LRG). The Company initially paid total consideration of $2 million in cash and assumed certain liabilities. For a more complete analysis of this acquisition refer to Footnote 10 — Subsequent Events.
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
Contingent Commitment
     The Company has entered into an agreement with a third-party transportation equipment leasing company which results in a contingent liability. The Company has accounted for this contingency based upon the guidelines contained within US GAAP. Accordingly, the Company has estimated the maximum amount of the contingent liability to be $51,000 as of September 30, 2009, and has recorded this amount as a reserve within its balance sheet and as an expense within its statement of operations. The Company periodically evaluates the contingency amount and adjusts the liability based upon the results of those periodic evaluations. Based upon its analysis, the Company estimates the liability range between $25,000 and $51,000, as of September 30, 2009 and 2008, respectively.
5. Debt
Notes Payable and Capital Leases
     The Company enters into notes payable and capital leases with various third parties from time to time to finance certain operational equipment and other assets used in its business operations. Generally, these loans and capital leases bear interest at market rates, and are collateralized with equipment and certain assets of the Company.
     The following table outlines the Company’s debt obligations as of September 30, 2009 and December 31, 2008.

	Interest rates	Term (months)	As of September 30, 2009	As of December 31, 2008
Term notes payable	2%	36	$1,700,000	$2,600,000
Capital leases payable	5% – 18%	12–36	30,000	35,000

Total notes payable and capital leases			1,730,000	2,635,000
Less: current maturities of notes payable and capital leases			1,214,000	1,235,000

Non-current maturities of notes payable and capital leases			$516,000	$1,400,000

     The Company recorded interest expense associated with the above debt of $10,000 for the third quarter and $34,000 for the nine-month period ended September 30, 2009. For these same periods, the Company recorded gross payments for the debt of $314,000 and $980,000, respectively.
6. Revolving Credit Facilities
     The Company entered into a new credit facility with National City Bank in January, 2008. This facility provides for a receivables based line of credit of up to $11.0 million and a term note of $3.6 million. The Company may draw upon the receivables based line of credit the lesser of $11.0 million or 80% of eligible accounts receivables, less amounts outstanding under letters of credit. To fund the purchase of Concert Group Logistics, LLC, the Company drew $3.6 million on the term facility and $5.4 million on the receivables based line of credit. Substantially all the assets of the Company and its wholly owned subsidiaries (Express-1, Inc., Concert Group Logistics, Inc. and Bounce Logistics, Inc.) are pledged as collateral securing performance under the terms of the commitment. The line bears interest based upon a spread above thirty-day LIBOR with an initial increment of 125 basis points above thirty-day LIBOR for the receivables line and 150 basis points above thirty-day LIBOR for the term note. Amortizing over a thirty-six month period, the term note requires monthly principal payments of $100,000 together with accrued interest be paid until retired. As of September 30, 2009, the weighted average rate of interest on the credit facility for the quarter was approximately 1.57% and rates are adjusted monthly.
     The line carries certain covenants related to the Company’s financial performance. Included among the covenants are a fixed charge coverage ratio and a total funded debt to earnings before interest and taxes, plus depreciation and amortization ratio. As of September 30, 2009, the Company was in compliance with all terms under the credit facility and no events of default existed under the terms of this agreement.
     The Company had outstanding standby letters of credit at September 30, 2009, of $335,000, related to insurance policies either continuing in force or recently canceled. Amounts outstanding for letters of credit reduce the amount available under our line of credit, dollar-for-dollar.

     Available capacity in excess of outstanding borrowings under the line was approximately $5.5 million as limited by 80% of the Company’s eligible receivables as of September 30, 2009. The credit facility carries a maturity date of May 31, 2010. The Company changed the classification of the line of credit from a long-term liability to a current liability during the year based on its maturity date.
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
     The following schedule identifies select financial data for each of the business segments.
Express-1 Expedited Solutions, Inc
Segment Data

						Total	Discontinued
		Concert Group				Continuing	Operations
Three Months Ended September 30, 2009	Express-1	Logistics	Bounce	Corporate	Eliminations	Operations	E-1 Dedicated
Revenues	14,704,000	8,945,000	3,077,000	—	(515,000)	26,211,000	—
Operating income (loss) from continuing operations	1,407,000	287,000	181,000	(430,000)		1,445,000	19,000
Depreciation and amortization	176,000	96,000	7,000	—		279,000	—
Interest expense	—	19,000	6,000	1,000		26,000	—
Tax provision	—	—	—	599,000		599,000	9,000
Goodwill	7,737,000	7,865,000	—	—		15,602,000
Total assets	24,932,000	17,985,000	1,891,000	13,750,000	(14,238,000)	44,320,000
Three Months Ended September 30, 2008
Revenues	$14,187,000	$14,341,000	$3,013,000	$—	$(424,000)	$31,117,000	$1,321,000
Operating income (loss) from continuing operations	1,737,000	500,000	2,000	(434,000)	—	1,805,000	221,000
Depreciation and amortization	180,000	87,000	5,000	—	—	272,000	16,000
Interest expense	—	87,000	—	7,000	—	94,000	—
Tax provision	—	—	—	672,000	—	672,000	87,000
Goodwill	7,737,000	8,303,000	—	—	—	16,040,000	—
Total assets	23,659,000	20,655,000	1,949,000	16,279,000	(15,383,000)	47,159,000	754,000
Nine Months Ended September 30, 2009
Revenues	$33,682,000	$28,739,000	$7,089,000	$—	$(984,000)	$68,526,000	$666,000
Operating income (loss) from continuing operations	2,264,000	838,000	308,000	(1,361,000)		2,049,000	28,000
Depreciation and amortization	537,000	278,000	20,000	—		835,000	1,000
Interest expense	—	52,000	18,000	4,000		74,000	—
Tax provision	—	—	—	858,000		858,000	13,000
Goodwill	7,737,000	7,865,000	—	—		15,602,000
Total assets	24,932,000	17,985,000	1,891,000	13,750,000	(14,238,000)	44,320,000
Nine Months Ended September 30, 2008
Revenues	$41,964,000	$39,304,000	$4,241,000	$—	$(1,001,000)	$84,508,000	$3,861,000
Operating income (loss) from continuing operations	4,431,000	1,139,000	(191,000)	(1,253,000)	—	4,126,000	462,000
Depreciation and amortization	525,000	252,000	7,000	—	—	784,000	63,000
Interest expense	—	255,000	—	18,000	—	273,000	—
Tax provision	—	—	—	1,528,000	—	1,528,000	182,000
Goodwill	7,737,000	8,303,000	—	—	—	16,040,000	—
Total assets	23,659,000	20,655,000	1,949,000	16,279,000	(15,383,000)	47,159,000	745,000
9. Discontinued Operations
     During the fourth quarter of 2008, the Company discontinued it Express-1 Dedicated business unit. The Company had operated this unit under the terms of a dedicated contract to supply transportation services to a domestic automotive manufacturer.
     Substantially all of the assets of Express-1 Dedicated have been redeployed in other operating units of the Company, and therefore, no impairment charges were recorded on the Company’s financial statements during 2008 or the first nine months of 2009. Management does not anticipate recording any additional material activity on its discontinued operations in future periods.
     The following table reflects the revenue, operating expenses, gross margins, and net income of the Company’s discontinued Express-1 Dedicated business unit for the three and nine-month periods ending September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Operating revenue	$—	$1,321,000	$666,000	$3,861,000
Operating expense	(19,000)	972,000	532,000	3,006,000

Gross margin	19,000	349,000	134,000	855,000
Sales, general, and administrative	—	128,000	106,000	393,000

Income from continuing operations before tax provision	19,000	221,000	28,000	462,000
Tax provision	9,000	87,000	13,000	182,000

Net income	$10,000	$134,000	$15,000	$280,000

10. Subsequent Events
Acquisition of LRG
On October 1, 2009, the Company completed the purchase of certain assets and liabilities of Tampa, Florida based LRG International, Inc. (LRG), an international freight forwarder. This acquisition will complement the operations of CGL. The transaction has an effective date of October 1, 2009. LRG will become a reporting division of the Company’s fully owned subsidiary, Concert Group Logistics.
At closing, the Company paid the former owners of LRG $2 million in cash. The Company used its existing line of credit to finance the transaction. In addition, on the one year anniversary the Company will pay the original owners $500,000. The transaction also provides for additional consideration of $900,000 provided certain performance criteria are met within the new division of CGL over a 2 year period. The Company has the discretion of paying the additional consideration in the form of cash, stock or any combination thereof.
The Company accounted for the acquisition as a purchase and will include the results of operations of the acquired business in the consolidated financial statements from the effective date of the acquisition. The Company is in the process of allocating the cost of the acquisition to the assets acquired and liabilities assumed based upon fair values. The Company anticipates that it will complete its valuation in 2010.
The following unaudited proforma consolidated information presents the results of operations of the Company for the nine months ended September 30, 2009 and 2008, as if the acquisition of LRG International, Inc. had taken place at the beginning of each year presented. Proforma results presented within the table do not include adjustments for amortization of intangibles and depreciation of fixed assets as a result of the LRG purchase. The Company disclosed herein all information regarding this acquisition that was practicable as of the date of this filing given the time constraints.

	Proforma Consolidated Results (Unaudited)
	Nine Months Ended
	September 30, 2009	September 30, 2008

Operating revenue	$75,184,000	97,489,000
Income from continuing operations before tax	2,551,000	4,695,000
Net Income	1,451,000	2,746,000

Basic income from continuing operations per share	0.05	0.09
Diluted income from continuing operations per share	0.05	0.09

New CFO hired
On October 20, 2009, Express-1 Expedited Solutions, Inc. hired David G. Yoder to serve as the Company’s Chief Financial Officer. Mr. Yoder’s effective start date was November 2, 2009.
Most recently, Mr. Yoder worked as a financial and project management consultant with The Yoder Group. From 1999 until 2008, Mr. Yoder served as Vice President of Operations & Finance for The Woodwind & Brasswind. Prior thereto, Mr. Yoder served as the Chief Financial Officer of Towne Air Freight, Inc., a transportation and logistics company with approximately $100 million in annual revenues, from 1992 until March 1999. In addition, Mr. Yoder also worked for approximately 11 years as a certified public accountant with Crowe, Chizek and Company. Mr. Yoder received a Bachelor of Science in Industrial Management degree from Purdue University in 1979.
Mr. Yoder has three year employment agreement with the Company which provides for a base salary and potential annual performance bonuses.

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
Critical Accounting Policies
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. In certain circumstances, those estimates and assumptions can affect amounts reported in the accompanying consolidated financial statements. We have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts will be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2008, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. Following is a brief discussion of the changes that occurred during 2009 to the significant accounting policies and estimates disclosed in Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2008. For the period ended September 30, 2009, there were no significant changes to our critical accounting policies.
New Pronouncements
     Please refer to “Footnote 2- Recent Accounting Pronouncements” accompanying our financial statements in this report.
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
     Throughout our reports, we refer to the impact of fuel on our business. For purposes of these references, we have considered the impact of fuel surcharge revenues, and the related fuel surcharge expenses only as they relate to our Express-1 business unit. The expediting transportation industry commonly negotiates both fuel surcharges charged to its customers as well as fuel surcharges paid to its carriers. Therefore, we feel that this approach, most readily conveys the impact of fuel revenues, costs, and the resulting gross margin within this business unit.
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
     We often refer to the costs of our Board of Directors, our executive team and certain operating costs associated with operating as a public company as “corporate” charges. In addition to the aforementioned items, we also record items such as our income tax provision and other charges that are reported on a consolidated basis within the corporate line items of the following tables.
For the three months ended September 30, 2009 compared to the three months ended September 30, 2008
The following table is provided to allow users to visualize quarterly results within our major reporting classifications. The table does not replace the financial statements, notes thereto, or management discussion contained within this report on Form 10-Q. We encourage users to review these items for a more complete understanding of our financial position and results of operations.

Express-1 Expedited Solutions, Inc.
Summary Financial Table
For the Three Months Ended September 30,
(Unaudited)

					Percent of
	Quarter to Date		Quarter to Quarter Change		Business Unit Revenue
	2009	2008	In Dollars	In Percentage	2009	2008
Revenues
Express-1	$14,704,000	$14,187,000	$517,000	3.6%	56.1%	45.6%
Concert Group Logisitcs	8,945,000	14,341,000	(5,396,000)	-37.6%	34.1%	46.1%
Bounce Logistics	3,077,000	3,013,000	64,000	2.1%	11.7%	9.7%
Intercompany eliminations	(515,000)	(424,000)	(91,000)	-21.5%	-1.9%	-1.4%

Total revenues	26,211,000	31,117,000	(4,906,000)	-15.8%	100.0%	100.0%

Direct expenses
Express-1	11,430,000	10,840,000	590,000	5.4%	77.7%	76.4%
Concert Group Logisitcs	8,026,000	13,127,000	(5,101,000)	-38.9%	89.7%	91.5%
Bounce Logistics	2,541,000	2,621,000	(80,000)	-3.1%	82.6%	87.0%
Intercompany eliminations	(515,000)	(424,000)	(91,000)	-21.5%	100.0%	100.0%

Total direct expenses	21,482,000	26,164,000	(4,682,000)	-17.9%	82.0%	84.1%

Gross margin
Express-1	3,274,000	3,347,000	(73,000)	-2.2%	22.3%	23.6%
Concert Group Logisitcs	919,000	1,214,000	(295,000)	-24.3%	10.3%	8.5%
Bounce Logistics	536,000	392,000	144,000	36.7%	17.4%	13.0%

Total gross margin	4,729,000	4,953,000	(224,000)	-4.5%	17.9%	15.9%

Selling, general & administrative
Express-1	1,867,000	1,610,000	257,000	16.0%	12.7%	11.3%
Concert Group Logisitcs	632,000	714,000	(82,000)	-11.5%	7.1%	5.0%
Bounce Logistics	355,000	390,000	(35,000)	-9.0%	11.5%	12.9%
Corporate	430,000	434,000	(4,000)	-0.9%	1.6%	1.4%

Total selling, general & administrative	3,284,000	3,148,000	136,000	4.3%	12.4%	10.1%

Operating income from continuing operations
Express-1	1,407,000	1,737,000	(330,000)	-19.0%	9.6%	12.2%
Concert Group Logisitcs	287,000	500,000	(213,000)	-42.6%	3.2%	3.5%
Bounce Logistics	181,000	2,000	179,000	8950.0%	5.9%	0.1%
Corporate	(430,000)	(434,000)	4,000	0.9%	-1.6%	-1.4%

Operating income from continuing operations	1,445,000	1,805,000	(360,000)	-19.9%	5.5%	5.8%

Interest expense	26,000	94,000	(68,000)	-72.3%	0.1%	0.3%
Other expense	19,000	21,000	(2,000)	-9.5%	0.1%	0.1%

Income from continuing operations before tax	1,400,000	1,690,000	(290,000)	-17.2%	5.3%	5.4%

Tax provision	599,000	672,000	(73,000)	-10.9%	2.3%	2.2%

Income from continuing operations	801,000	1,018,000	(217,000)	-21.3%	3.0%	3.3%

Income from discontinued operations, net of tax	10,000	134,000	(124,000)	-92.5%	0.0%	0.4%

Net income	$811,000	$1,152,000	$(341,000)	-29.6%	3.1%	3.7%

     Consolidated Results
     Although the current economic recession continues to hinder our growth, 2 of our 3 operating segments saw growth as compared to the 3rd quarter of 2008. Quarterly revenues increased by 4% for Express-1 and 2% for Bounce Logistics as compared to the same period in 2008. These gains were offset by Concert Group Logistics’ (CGL) 38% decrease in revenue and resulted in an overall reduction of 16%
company-wide for the current quarter as compared to the same quarter in 2008. We continue to believe that each operating segment is poised for growth in the 4th quarter of 2009. Historically, Express-1 has rebounded quickly from recessions as lower inventory levels and capacity shortages increase the demand for expedited services as the economy begins to recover. Additionally, Bounce which is still in a start-up “growth mode” has found it somewhat easier to regain traction as the economic recovery begins. Although CGL revenues were somewhat depressed in the 3rd quarter, we have seen signs of increased demand in the month of September and believe that these demands will increase as we enter the 4th quarter of 2009.
     Direct expenses represent expenses attributable to freight transportation. During the third quarter of 2009, these expenses continued to maintain a direct relationship to our operating revenues. Our “asset light” operating model provides transportation capacity through variable cost transportation alternatives, and therefore enables us to control our operating costs as our volumes fluctuate. Our primary means of providing capacity are through our fleet of independent contractors and brokerage relationships. We view this operating model as a strategic advantage particularly in difficult economic times. Our overall gross margin increased to 18% for the third quarter of 2009 as compared to 16% for the third quarter of 2008 thanks in large part to improved brokerage margins at Bounce Logistics. We believe that this is also a positive sign for the economy as overall industry capacity shortages coupled with slight economic improvements have put upward pressure on margins.
     Although, selling, general, and administrative (SG&A) expenses increased by $136,000 in the third quarter of 2009 compared to the same period in 2008, we are encouraged that as a percentage to total revenue our SG&A costs have dropped during the third quarter to 12% as compared to our year to date percentage of 14%. Additionally, 2 of our 3 operating units, CGL and Bounce Logistics have actually held costs for the quarter under 2008 levels. The overall increase on a quarter to quarter basis has resulted from:
•	Operating costs incurred with the acquisition of First Class Expediting,
•	Greater than expected health care cost associated with our self insured plan, and
•	Additional labor costs associated with the pick-up of business at Express-1 in the third quarter of 2009.
     We anticipate our SG&A percentage to revenue being further reduced as the economy improves and we gain additional efficiencies. Our ability to manage our SG&A costs will continue to be a critical component of our financial strategy.
     We have reported all revenue and expenses, including income tax expense for Express-1 Dedicated as discontinued operations as the reporting unit lost its primary operating contract in the fourth quarter of 2008. Express-1 Dedicated disbanded all operations in February 2009 resulting in a gain of $10,000 in the third quarter of 2009 compared to a gain of $134,000 in the third quarter of 2008.
     Net income for the quarter ended September 30, 2009, totaled $811,000 compared to $1,152,000 for the same quarter in 2008. The continued economic recession and related slowdown in demand for transportation services contributed to the reduction in overall profitability compared to 2008, however, we do anticipate continued profitability for the remainder of the year due to the Company’s expense reductions and our belief that transportation volumes will continue to make a modest recovery for the remainder of the year.

     Express-1
     Express-1 generated record quarterly revenues in the third quarter as revenue grew by 4% compared to the same period in 2008. As mentioned previously, Express-1 has historically rebounded quickly from recessions as the expediting industry in general is typically one of the first benefactors of a recovering economy. In addition, Express-1’s continued investment in sales has paid off handsomely as it has expanded its presence into other markets. Overall, Express-1 third quarter revenues increased by 46% as compared to revenues in the second quarter of 2009.
     Fuel prices have declined resulting in a corresponding drop in fuel surcharge revenues in 2009. For the three month period ended September 30, 2009, fuel surcharge revenues represented only 10% of our revenue as compared to 20% in the same period in 2008. This is a favorable trend for Express-1 and the industry since fuel surcharge revenues are substantially passed through to our owner operators and don’t flow to our margin or bottom line. The auto industry also showed increased activity during the quarter and represented 30% of our revenue in the 3rd quarter of 2009 vs. 27% of our revenue in the 3rd quarter of 2008.
     The purchase of certain assets and operations of First Class Expediting Services, Inc. that occurred in January of 2009, also served to further diversify Express-1’s operations in the third quarter of 2009 as compared to 2008. This acquisition enabled the Company to enter a new geographic area specializing in short haul expedites. As a division of Express-1, First Class contributed $967,000 of revenue in the third quarter of 2009.
     Express-1’s gross margin percentage was 22% for the third quarter of 2009 compared to 24% for the same quarter in 2008. In the face of a soft and competitive expediting market, our “asset light” model continues to perform well, by protecting its gross margin percentage. We believe that our margin percentage will increase slightly in the 4th quarter as the economy continues to improve and available trucking capacity tightens.
     Although, selling, general, and administrative (SG&A) expenses increased by $257,000 in the third quarter of 2009 compared to the same period in 2008, we are encouraged that as a percentage to total revenue our SG&A costs have dropped during the third quarter to 12.7% as compared to our year to date percentage of 15.8%. The increase on a quarter to quarter basis has resulted from: 1) operating costs incurred with the acquisition of First Class, 2) greater than expected health care cost associated with our self insured plan, and 3) additional labor costs associated with the pick-up of business in the third quarter of 2009.
     For the quarter ended September 30, 2009, Express-1 generated income from operations before tax of $1,407,000 compared to $1,737,000 in the same quarter in 2008. Management remains optimistic about the remainder of the year and is committed to avoiding long-term, low margin solutions that would jeopardize future profitability as the economy and Company recovers from the recession.
     Concert Group Logistics (CGL)
Although CGL isn’t dependent on any specific industry sector, it continues to feel the impact of the overall economic recession. Revenue for CGL was $8.9 million for the third quarter of 2009, compared to $14.3 million in the same period in 2008. Management continues to develop the international freight forwarding market with revenue derived from international shipments increasing from 23% of total revenue in the third quarter of 2008 to 30% for the third quarter of 2009.
On October 1, 2009, the Company completed the purchase of certain assets and liabilities of Tampa, Florida based LRG International, Inc. (LRG). LRG will become a reporting division of the Company’s fully owned subsidiary, Concert Group Logistics. LRG’s primary focus relates to international freight. We believe that this will create significant growth opportunities for CGL and all of Express-1 Expedited Solutions as we solidify our international freight capabilities. We anticipate this new division will generate approximately $1.7 million of revenue in the 4th quarter of 2009.
     Direct expenses consist primarily of payments for purchased transportation in addition to payments to CGL’s independent station owners who control the overall operation of the freight move. As a percentage of CGL revenue, direct expenses represented 90% for the third quarter of 2009 compared to 92% for the same quarter in 2008. This overall gain in efficiency resulted in CGL’s gross margin percentage improving from 9% in the third quarter of 2008 to 10% in the same quarter in 2009. We believe that the improved margin will be sustainable for the remainder of the year.

     Selling, general, and administrative expenses decreased in the third quarter of 2009 by $82,000 as compared to the same period in 2008. These savings are a direct result of the restructuring program adopted by the Company in the first quarter of 2009. Our savings for the quarter were partially offset by $65,000 of additional expense related to severance payments accrued for the departure of a company executive.
     For the quarter ended September 30, 2009, Concert Group Logistics generated income from operations before tax of $287,000 representing a decrease of 43% from the comparable prior period. This is due primarily to the reduction in volume resulting from the economic recession. We are optimistic that with the addition of LRG, continued tight controls on operating expenses, and an improving overall economy we will be able to improve our bottom line in the 4th quarter of 2009.
     Management continues to focus on the expansion of its independent station network, and is actively pursuing strategic opportunities. As of September 30, 2009, the Company maintained a network of 26 independent station owners as compared to 25 network stations as of September 30, 2008.
Bounce Logistics
     Bounce continues to mature as we have completed its 7th quarter of existence since our inception. It is important to keep in mind that operating results and any comparisons between the years should factor in the start-up nature of the Company in 2008.
     Bounce continues to gain traction in the brokerage industry. Revenues for the third quarter of 2009 increased by $64,000 or 2% compared to the same quarter in 2008. Additionally, Bounce has been able to improve its gross margin percentage by developing a more competitive carrier network which has resulted in a gross margin percentage of 17% in the third quarter of 2009 compared to a 13% margin percentage in the same period in 2008. We believe that this margin is sustainable and represents a margin percentage that is more in line with a more mature brokerage operation.
     Selling, general, and administrative expenses decreased by $35,000 in the third quarter of 2009 compared to the same period in 2008. The decrease on a quarter to quarter basis has resulted from cost adjustments made in the first quarter along with efficiencies gained with a more mature business model.
     The above items have resulted in Bounce generating operating income of $181,000 in the third quarter of 2009 compared to $2,000 in the same period in 2008. Management continues to be optimistic regarding the future growth and profitability potential of Bounce moving forward in the 4th quarter of 2009.
Corporate
Corporate costs for the third quarter of 2009 decreased as compared to the same quarter in 2008 by $4,000. Cost reductions made in the first quarter have been offset by costs associated with increased efforts to identify potential acquisition candidates that will complement our existing operation. Additional costs in the third quarter of 2009 have also been incurred in relation to fees associated with our initial Sarbanes Oxley audit.
     For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008
The following table is provided to allow users to visualize year-to-date results within our major reporting classifications. The table does not replace the financial statements, notes thereto, or management discussion contained within this report on Form 10-Q. We encourage users to review these items for a more complete understanding of our financial position and results of operations.

Express-1 Expedited Solutions, Inc.
Summary Financial Table
For the Nine Months Ended September 30,
(Unaudited)

					Percent of
	Year to Date		Year to Year Change		Business Unit Revenue
	2009	2008	In Dollars	In Percentage	2009	2008
Revenues
Express-1	$33,682,000	$41,964,000	$(8,282,000)	-19.7%	49.0%	49.7%
Concert Group Logisitcs	28,739,000	39,304,000	(10,565,000)	-26.9%	41.8%	46.5%
Bounce Logistics	7,089,000	4,241,000	2,848,000	67.2%	10.3%	5.0%
Intercompany eliminations	(984,000)	(1,001,000)	17,000	1.7%	-1.4%	-1.2%

Total revenues	68,526,000	84,508,000	(15,982,000)	-18.9%	100.0%	100.0%

Direct expenses
Express-1	26,099,000	32,145,000	(6,046,000)	-18.8%	77.5%	76.6%
Concert Group Logisitcs	25,952,000	35,843,000	(9,891,000)	-27.6%	90.3%	91.2%
Bounce Logistics	5,877,000	3,708,000	2,169,000	58.5%	82.9%	87.4%
Intercompany eliminations	(984,000)	(1,001,000)	17,000	1.7%	100.0%	100.0%

Total direct expenses	56,944,000	70,695,000	(13,751,000)	-19.5%	83.1%	83.7%

Gross margin
Express-1	7,583,000	9,819,000	(2,236,000)	-22.8%	22.5%	23.4%
Concert Group Logisitcs	2,787,000	3,461,000	(674,000)	-19.5%	9.7%	8.8%
Bounce Logistics	1,212,000	533,000	679,000	127.4%	17.1%	12.6%

Total gross margin	11,582,000	13,813,000	(2,231,000)	-16.2%	16.8%	16.3%

Selling, general & administrative
Express-1	5,319,000	5,388,000	(69,000)	-1.3%	15.8%	12.8%
Concert Group Logisitcs	1,949,000	2,322,000	(373,000)	-16.1%	6.8%	5.9%
Bounce Logistics	904,000	724,000	180,000	24.9%	12.8%	17.1%
Corporate	1,361,000	1,253,000	108,000	8.6%	2.0%	1.5%

Total selling, general & administrative	9,533,000	9,687,000	(154,000)	-1.6%	13.9%	11.5%

Operating income from continuing operations
Express-1	2,264,000	4,431,000	(2,167,000)	-48.9%	6.7%	10.6%
Concert Group Logisitcs	838,000	1,139,000	(301,000)	-26.4%	2.9%	2.9%
Bounce Logistics	308,000	(191,000)	499,000	261.3%	4.3%	-4.5%
Corporate	(1,361,000)	(1,253,000)	(108,000)	-8.6%	-2.0%	-1.5%

Operating income from continuing operations	2,049,000	4,126,000	(2,077,000)	-50.3%	3.0%	4.9%

Interest expense	74,000	273,000	(199,000)	-72.9%	0.1%	0.3%
Other expense	28,000	36,000	(8,000)	-22.2%	0.0%	0.0%

Income from continuing operations before tax	1,947,000	3,817,000	(1,870,000)	-49.0%	2.8%	4.5%

Tax provision	858,000	1,528,000	(670,000)	-43.8%	1.2%	1.8%

Income from continuing operations	1,089,000	2,289,000	(1,200,000)	-52.4%	1.6%	2.7%

Income from discontinued operations, net of tax	15,000	280,000	(265,000)	-94.6%	0.0%	0.3%

Net income	$1,104,000	$2,569,000	$(1,465,000)	-57.0%	1.6%	3.0%

     Consolidated Results
     On a year to date basis the economic recession continues to be the overriding factor that has resulted in the Company’s operating revenue decrease. On a comparative basis, the Company recorded an overall reduction of revenue of 19% for the first nine months of 2009 compared to the same period in 2008. Organic revenues generated by Express-1 and CGL declined by $19 million (23%) while Bounce generated acquisition revenue increases of $2.8 million in the first nine months of 2009 compared to the same period in 2008. Moving forward in 2009, the Company believes that with the turnaround at Express-1 in the 3rd quarter and the addition of the LRG station at CGL, fourth quarter revenues should show an overall improvement as compared with 2008.
     Direct expenses represent expenses attributable to freight transportation. During the third quarter of 2009, these expenses continued to decrease in direct relationship to our operating revenues. Our “asset light” operating model provides transportation capacity through variable cost transportation alternatives, and therefore enables us to control our operating costs as our volumes fluctuate. Our primary means of providing capacity are through our fleet of independent contractors and brokerage relationships. We view this operating model as a strategic advantage particularly in continued difficult economic times. Our overall gross margin increased to 17% for the nine month period ended September 30, 2009 as compared to 16% for the same period in 2008. We believe that our margin percentage will increase slightly in the 4th quarter as the economy continues to improve and available trucking capacity tightens.
     Selling, general, and administrative expenses decreased by $154,000 in 2009 versus the same period in 2008. The decrease was primarily attributable to the following adjustments which were implemented during the first nine months of 2009:
•	Reduction of staff.
•	Reduction of hours for certain staff.
•	Salary and wage freeze for all employees.
•	Salary reduction for Senior Management and other selected employees.
•	Elimination of Employee Benefit Plans such as the: Bonus Plan, 401(K) match, and ESOP contributions.
•	Reduction of compensation paid to the Board of Directors.
•	Reduction of travel and entertainment activities.
     We have reported all revenue and expenses, including income tax expense for Express-1 Dedicated as discontinued operations as the reporting unit lost its primary operating contract in the fourth quarter of 2008. Express-1 Dedicated disbanded all operations in February 2009 resulting in income of $15,000 for the first nine months of 2009 compared to income of $280,000 for the same period in 2008. Management doesn’t expect any additional material financial activity from this business unit for the remainder of 2009.
     Net income for the nine months period ended September 30, 2009 was $1,104,000 as compared to $2,569,000 for the nine months ended September 30, 2008. Despite the year over year decline, the Company is cautiously optimistic that volumes will increase modestly and that expenses can be held at their current levels resulting in profitable operations for the remainder of 2009.
Express-1
     Our Express-1 business unit experienced a 20% decrease in operating revenue during the first three quarters of 2009 compared to the first three quarters of 2008. Approximately 56% of the decrease in revenue relates to lower fuel surcharge revenues. Although this resulted in a revenue loss, it also resulted in a corresponding reduction in fuel costs paid to owner operators, and overall is viewed as a positive trend for the industry and our Company. We anticipate modest overall revenue growth in the fourth quarter while maintaining this fuel surcharge trend.
     The current restructuring of the automobile industry and the related transportation volume reductions have caused Express-1 to become less reliant on the automobile industry during 2009. Direct automotive industry business represented 31% of our business during the first nine months of 2008 and now represents only 26% in the same period of 2009. This represents quite a shift for the company particularly when considering the 2009 percentage includes First Class Expediting which was added during the year and handles primarily automotive business. Of course, this has been a painful process and has required Express-1 to adjust its operating costs to account for the volume reductions; however, we believe that Express-1 is now coming out of this transition as a more balanced company that has less exposure to any one industry. Other industries or sectors that are currently making up a larger percentage of our business include: home appliance, aerospace, printing, and international freight. Additionally, management continues to diversify our customer mix by contracting business through third party logistics firms that represent a wide array of industries. We have experienced a slight improvement in our automotive business in the 3rd quarter and anticipate this trend to continue for the remainder of the year.
     The purchase of certain assets and operations of First Class Expediting Services, Inc. that occurred in January of 2009, also served to further diversify Express-1’s operations in the first nine months of 2009. This enabled the Company to enter a new geographic area specializing in short haul expedites. As a division of Express-1, First Class has contributed $2.0 million of revenue in the first nine months of 2009.
     Express-1’s gross margin percentage remained at 23% for the first nine months of 2009 compared to the same period in 2008. In the face of a soft and competitive expediting market, our “asset light” model continues to perform well, by protecting its gross margin percentage. We believe that our margin percentage will increase slightly in the 4th quarter as the economy continues to improve and available trucking capacity tightens.
     Selling, general, and administrative expenses decreased by $69,000 for the first nine months of 2009 compared to the same period in 2008. We believe this represents the company’s ability to not only manage its variable costs, but also its fixed costs and subsequently its bottom line. Express-1 will continue to efficiently manage operations and look for ways to further reduce costs without sacrificing customer service. Although costs have increased more recently with Express-1’s increased business, we believe that our overall SG&A percentage to revenue will decrease for the remainder of the year.
     For the first nine months ended September 30, 2009, Express-1 generated income from operations before tax of $2,264,000 compared to $4,431,000 in the same quarter in 2008. Management continues to be optimistic about the remainder of the year and is committed to avoiding long-term, low margin solutions that would jeopardize future profitability as the economy and Company recovers from the recession. We believe that this will result in profitability that is more in line with historical levels for the remainder of the year.
Concert Group Logistics (CGL)
     Concert Group Logistics generated revenue of $28.7 million for the first nine months of 2009 which accounted for 42% of our consolidated revenue. CGL continues to develop its international freight forwarding markets with revenue derived for international shipments increasing from 23% in the nine months ended September 30, 2008 to 28% in the comparable period in 2009. Management continues to emphasize its strategic focus on diversification of domestic and international transportation services offerings within its independent station network.
     On October 1, 2009, the Company completed the purchase of certain assets and liabilities of Tampa, Florida based LRG International, Inc. (LRG). LRG will become a reporting division of the Company’s fully owned subsidiary, Concert Group Logistics. LRG’s primary focus relates to international freight. We believe that this will create significant growth opportunities for CGL and all of Express-1 Expedited Solutions as we solidify our international freight capabilities. We anticipate this new division will generate approximately $1.7 million of revenue in the 4th quarter of 2009.
     Direct expenses consist primarily of payments for purchased transportation in addition to payments to CGL’s independent station owners who control the overall operation of the freight move. As a percentage of CGL revenue, direct expenses represented 90% for the first nine months of 2009 compared to 91% for the same period in 2008. This resulted in CGL’s gross margin percentage increasing to 10% for the first nine months of 2009 compared to 9% for the same period in 2008. We believe that the improved margin will be sustainable for the remainder of the year.
     Selling, general, and administrative expenses decreased in the first nine months of 2009 by $373,000 as compared to the same period in 2008. These savings are a direct result of the restructuring program adopted by the Company in the first quarter of 2009. Our annual savings have been partially offset by $65,000 of additional expense related to severance payments accrued for the departure of a company executive.

     For the nine months ended September 30, 2009, Concert Group Logistics generated income from operations before tax of $838,000 representing a decrease of 26% from the comparable prior period. This is due in large part to the reduction in volume resulting from the economic recession. We are optimistic that with the addition of LRG, continued tight controls on operating expenses, and an improving overall economy we will be able to improve our bottom line in the 4th quarter of 2009.
     Management continues to focus on the expansion of its independent station network, and is actively pursuing strategic opportunities. As of September 30, 2009, the Company maintained a network of 26 independent station owners as compared to 25 network stations as of September 30, 2008.
Bounce Logistics
     Bounce continues to mature as it has completed its 7th quarter of existence. It is important to keep in mind that operating results and any comparisons between the years should factor in the start-up nature of the Company in 2008.
     Bounce continues to gain traction in the brokerage industry. Revenues for the first nine months of 2009 increased by $2.8 million or 67% compared to the same period in 2008. Additionally, Bounce has been able to improve its gross margin percentage by developing a more competitive carrier network which has resulted in a gross margin percentage of 17% for the first nine months of 2009 compared to a 13% margin percentage in the same period in 2008. We believe that this margin is sustainable and represents a margin % that is more in line with a more mature brokerage operation.
     Selling, general, and administrative expenses increased by $180,000 in the third quarter of 2009 compared to the same period in 2008. This increase is due primarily from the fact that Bounce was a start up operation in 2008 and represents only 7 months of operations. Moving forward we believe that the cost adjustments made in the first quarter along with efficiencies gained with a more mature business model will continue.
     The above items have resulted in Bounce generating operating income before tax of $308,000 for the first nine months of 2009 compared to operating losses before tax of $191,000 in the same period in 2008. Management continues to be optimistic regarding the future growth and profitability potential of Bounce for the remainder of 2009.
Corporate
     Corporate costs for the first nine months of 2009 exceeded costs for the same period in 2008 by $108,000. In 2009, the Company has increased its efforts and its related cost to identify potential acquisition candidates that might complement our existing operation. Additional costs in 2009 have also been incurred in relation to fees associated with our initial audit of Concert Group Logistics in addition to initial audit work performed related to the Sarbanes Oxley Act. Additionally, a portion of this increase represents costs incurred due to the set up of the corporate office in St. Joseph, MI that didn’t exist in 2008.
     Liquidity and Capital Resources
General
     During the first nine months of 2009, the Company used $1.1 million in cash to pay the final earnout payment to the former owners of Concert Group Logistics, $250,000 was used to purchase certain assets and related liabilities of First Class Expediting Services, Inc., and $946,000 was used to pay off term debt. These transactions were primarily funded through a net draw on the Company’s line of credit.
     As of September 30, 2009, we had $2.3 million of working capital with associated cash of $683,000 compared with working capital of $4.4 million and cash of $1.1 million as of December 31, 2008. This represents a decrease of $2.1 million which resulted primarily from our line of credit being reclassified from a long term liability to a current liability based on its maturity date of May 31, 2010.
Cash Flow
     During the nine months ended September 30, 2009, $884,000 in cash was used in operations. The primary use of cash was an increase in accounts receivable of $3.5 million, a decrease in accounts payable of $1.1 million and a decrease in other liabilities of $87,000. The primary source of cash for the nine month period was an increase of $1.1 million in accrued expenses. During the same period in 2008, $1.5 million was generated from operating activities. Net income of $2.6 million and increases of $2.0 million in accrued expenses and other liabilities were the primary sources of income while an increase in accounts receivable was the primary use of cash totaling $5.2 million.
     Investing activities required approximately $1.4 million during the nine months ended September 30, 2009. During this period, cash was used to: 1) satisfy earn-out payments of $1.1 million to the former owners of Concert Group Logistics, LLC (CGL) and, 2) purchase $250,000 in net assets related to the purchase of First Class Expediting Service, LLC in January of 2009. During the same period in 2008, we: 1) satisfied an earn out payment related to the Express-1 and Dasher Express acquisitions in the amount of $2.2 million, 2) purchased CGL for $8.5 million, and 3) purchased fixed assets of $1.0 million.
     Financing activities generated approximately $1.9 million for the nine months ended September 30, 2009, which were derived primarily from net draws on the company’s line of credit. Additionally, $946,000 in payments on the Company’s debt was made during the period. During the same period in 2008, net cash in the amount of $8.2 million from the Company’s line of credit was received which was used primarily to fund the purchase of CGL. Additionally, the Company borrowed $3.6 million of term debt to complete the funding of the CGL purchase.
Line of Credit
     To ensure that our Company has adequate near-term liquidity, we entered into a new credit facility with National City Bank in January, 2008. This $14.6 million facility provides for a receivables based line of credit of up to $11.0 million and a term debt component of $3.6 million. The Company may draw upon the receivables based line of credit the lesser of $11.0 million or 80% of eligible accounts receivable, less amounts outstanding under letters of credit. To fund the Concert Group Logistics, LLC purchase, the Company drew $3.6 million on the term facility and $5.4 million on the receivables based line of credit. Substantially all the assets of our Company and wholly owned subsidiaries (Express-1, Inc., Concert Group Logistics, Inc. and Bounce Logistics, Inc.) are pledged as collateral securing our performance under the line. The credit facility bears interest based upon a spread above thirty-day LIBOR with an initial increment of 125 basis points above thirty-day LIBOR for the receivables line and 150 basis points above thirty-day LIBOR for the term portion. The term loan is payable over a thirty-six month period and requires that monthly principal payments of $100,000 together with accrued interest be paid until retired. As of September 30, 2009, the weighted average rate of interest on the credit facility was approximately 1.57% and rates are adjusted monthly.
     The line carries certain covenants related to the Company’s financial performance. Included among the covenants are a fixed charge coverage ratio and a total funded debt to earnings before interest and taxes, plus depreciation and amortization ratio. As of September 30, 2009, the Company was in compliance with all terms under the credit facility and no events of default existed under the terms of this agreement.
     We had outstanding standby letters of credit at September 30, 2009 of $335,000, related to insurance policies either continuing in force or recently canceled. Amounts outstanding for letters of credit reduce the amount available under our line of credit, dollar-for-dollar.
     Available capacity in excess of outstanding borrowings under the line was approximately $5.5 million as limited by 80% of the Company’s eligible receivables as of September 30, 2009. The credit facility carries a maturity date of May 31, 2010. The Company has changed the classification of the line of credit from a long-term liability to a current liability during the current quarter based on its maturity date.
Subsequent to the balance sheet date on October 1st, the Company purchased certain assets and liabilities of LRG International and paid the former owners $2 million dollars which was financed through a draw on the Company’s line of credit. We believe that the credit facility provides adequate capacity to fund our operations, when combined with our anticipated cash generated from operations for the foreseeable future. In the event our operating performance deteriorates, we might find it necessary to seek additional funding sources in the future.

     Options and Warrants
     The following schedule represents those options that the Company has outstanding as of September 30, 2009. The schedule also segregates the options by expiration date and exercise price to better identify their potential for exercise. Additionally, the total approximate potential proceeds by year have been identified.
     During the nine month period ended September 30, 2009, 2,252,000 warrants expired unexercised, and currently there are no outstanding warrants.

						Total	Approximate
	Exercise pricing					Outstanding	Potential
	.50-.75	.76-1.00	1.01-1.25	1.26-1.50	1.51 >	Options	Proceeds

Option Expiration Dates
2009			10,000		23,000	33,000	$52,000
2010			600,000			600,000	750,000
2011			125,000			125,000	130,000
2014		50,000		500,000		550,000	769,000
2015	500,000		200,000			700,000	603,000
2016		50,000	125,000	100,000		275,000	314,000
2017			50,000	322,000		372,000	518,000
2018		290,000	105,000			395,000	390,000
2019	25,000	75,000	25,000			125,000	112,000

Total Options	525,000	465,000	1,240,000	922,000	23,000	3,175,000	$3,638,000

Contractual Obligations
     The following table reflects all contractual obligations of our Company as of September 30, 2009.

	Payments Due by Period
		Less than 1	1 to 3	3 to 5	More than 5
Contractual Obligations	Total	Year	Years	Years	Years
Term notes payable	$1,700,000	$1,200,000	$500,000	$—	$—
Capital leases payable	30,000	14,000	16,000	—	—

Total note payable and capital leases	1,730,000	1,214,000	516,000	—	—
Line of credit	5,116,000	5,116,000	—	—	—
Operating leases	431,000	160,000	230,000	41,000	—
Real estate commitments	639,000	235,000	377,000	27,000	—
Employment contracts	1,993,000	1,015,000	978,000

Total contractual cash obligations	$9,909,000	$7,740,000	$2,101,000	$68,000	$—

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

Interest Rate Risk
     We have interest rate risk, as borrowings under our credit facility are based on variable market interest rates. As of September 30, 2009, we had $6.8 million of variable rate debt outstanding under our credit facility. As of this date, the weighted average variable interest rate on these obligations was 1.57%. A hypothetical 10% increase in our credit facility’s weighted-average interest rate for the three months ended September 30, 2009, would correspondingly decrease our earnings and operating cash flows by approximately $2,000 in the period or $8,000 annually.
Intangible Asset Risk
     We have a substantial amount of intangible assets and are required to perform goodwill impairment tests annually or whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position. Although at September 30, 2009, we believed our intangible assets were recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.
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
     PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     From time-to-time, the Company is involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended September 30, 2009.
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
Item 3. Defaults upon Senior Securities.
     The Company’s line of credit contains various covenants pertaining to the maintenance of certain financial ratios. As of September 30, 2009, the Company was in compliance with the ratios required under its revolving credit agreement. No events of default exist on the credit facility as of the filing date.
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

Express-1 Expedited Solutions, Inc.
/s/ Michael R. Welch
Michael R. Welch
Chief Executive Officer

/s/ David G. Yoder
David G. Yoder
Chief Financial Officer

Date: November 9, 2009

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