Form 10-K
period 2009-12-31
EXPRESS-1 EXPEDITED SOLUTIONS INC
filed 2010-03-26
CIK 1166003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the act):  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $27.9 million as of June 30, 2009 based upon the closing price of $.87 per share on the NYSE AMEX Equities Exchange (formerly AMEX).

As of March 12, 2010, there were 32,035,218 shares of the Registrant’s $0.001 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement, which will be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2010 Annual Meeting of Stockholders, to be held on June 9, 2010 (the “Proxy Statement”), are incorporated by reference into Part III of this Report. Except with respect to information specifically incorporated by reference in this Report, the Proxy Statement is not deemed to be filed as part hereof.

EXPRESS-1 EXPEDITED SOLUTIONS, INC.

FORM 10-K — FOR THE YEAR ENDED DECEMBER 31, 2008

Exhibit Index

This annual report on Form 10-K is for the year ended December 31, 2009. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this annual report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this annual report. In this annual report, “Company,” “we,” “us” and “our” refer to Express-1 Expedited Solutions, Inc. and its subsidiaries.

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

General

Express-1 Expedited Solutions, Inc. (the “Company,” “we,” “our” and “us”), a Delaware corporation, is a transportation services organization focused upon premium transportation services provided through one of three non-asset based operating units. Each of our operations is a distinct but complementary service led by its own management team. Our services consist of expedited surface transportation provided through Express-1, Inc. (“Express-1”), domestic and international freight forwarding services provided through Concert Group Logistics, Inc. (“Concert Group Logistics” or “CGL”) and premium truckload brokerage services provided through Bounce Logistics, Inc. (“Bounce Logistics”, or “Bounce”).

We serve a diverse client base located primarily within North America. Our Concert Group Logistics business unit also provides international freight forwarding services to customers in other regions of the world. We provide reliable same-day, time-critical, special handling or customized logistics solutions that meet our customer’s needs. In addition, we provide aircraft charter services through third-party providers, in support of our customers’ critical shipments. During 2009, we provided more than 132,000 critical movements for our customers through our three business units. Additional information regarding each of our operations is more fully outlined in the following table.

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

In February of 2009, Express-1 Dedicated, Inc. ceased its operations as a dedicated carrier for a national auto manufacturer. For comparative purposes all reported financial activity of Express-1 Dedicated has been reflected net of taxes in the financial statements under the line item Income from Discontinued Operations.

Historical Development

Originally created through a reverse merger, Segmentz, Inc. (“Segmentz”), a Delaware corporation, was formed in 2001. Immediately prior to this merger, the Company had no on-going operations. From its headquarters in Tampa, Florida, the Company’s former management team planned and executed a series of acquisitions within different niches of the transportation industry. The Company raised capital through a series of private placements to fund these acquisitions. Our physical presence grew to include operations in twenty (20) cities, however, the Company remained unprofitable on a consolidated basis.

In late 2004, our Board of Directors approved a restructuring plan which included: (i) disposing of all unprofitable operations, (ii) replacing the executive management team, and (iii) relocating the Company’s headquarters from Tampa, Florida to the Buchanan, Michigan offices of Express-1, Inc.

The restructuring plan began in 2004 and was completed in 2005. Only the company’s profitable segments, Express-1 and Express-1 Dedicated, remained after completion of the restructuring plan. The Company incurred charges of $7.1 million in 2004 and 2005 related to the execution of the restructuring plan. To highlight the completion of the restructuring plan and to further differentiate our remaining operations, our name was changed from Segmentz, Inc. to Express-1 Expedited Solutions, Inc. at the annual shareholders meeting in June 2006.

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

In January of 2008, our Company acquired certain assets, liabilities and operations from Concert Group Logistics, LLC. The Concert acquisition provided us with: (i) entry into the domestic and international freight forwarding market, (ii) cross selling opportunities through Concert’s network of over 20 independent stations, and (iii) the ability to offer our existing customers a more comprehensive package of transportation services.

Also in January of 2008, we created and incorporated Bounce Logistics, Inc., our truckload brokerage operation focused on premium truckload services. Bounce Logistics began operations in March of 2008 and provided our Company with: (i) the opportunity to better serve the needs of the independent freight forwarders within our CGL network, and (ii) the ability to continue to expand the array of services offered to our existing customer base.

Certain assets and liabilities of First Class Expediting, an expeditor from Rochester Hills, MI, were purchased in January of 2009 to complement the expediting operations of Express-1, Inc. This purchase and its related operation is reported in Express-1’s business unit.

In addition, certain assets and liabilities of LRG International were purchased in October of 2009 to complement the international freight forwarding services of Concert Group Logistics. Unlike the other independent stations which are run by independent agents, LRG is a company owned station managed and operated with employees of CGL. This purchase and its related operation is reported in CGL’s business unit.

In February of 2009, Express-1 Dedicated, Inc. ceased its operations as a dedicated carrier for a national auto manufacturer. For comparative purposes all reported financial activity of Express-1 Dedicated has been reflected net in the financial statements under Income from Discontinued Operations.

Our Business Units

As of December 31, 2009, our Company’s operations consisted of three business units, Express-1, Concert Group Logistics and Bounce Logistics, which comprised approximately 50%, 40% and 10% of our consolidated 2009 revenues, respectively. Each of these business units is described more fully below. In accordance with US GAAP, we have summarized business unit financial information under Note 19 in the financial statements included in Item 8 of this report. Accounting policies for the reportable operating units are the same as those described in the summary of significant accounting policies in Note 1 to the financial statements and contained in Item 8 of this report. The table below contains some basic information relating to our units.

Express-1 Expedited Solutions, Inc.

Segment Financial Data

	Year	Revenues	Operating Income	Total Assets

Continuing Operations
Express-1	2009	$50,642,000	$3,446,000	$23,381,000
	2008	52,639,000	5,115,000	20,025,000
Concert Group Logistics	2009	41,162,000	1,121,000	23,509,000
	2008	51,136,000	1,711,000	19,026,000
Bounce Logistics	2009	10,425,000	458,000	2,150,000
	2008	7,011,000	(34,000)	1,120,000

Discontinued Operations
Express-1 Dedicated	2009	666,000	28,000	—
	2008	$4,921,000	$589,000	$643,000

Express-1

Offering expedited transportation services to thousands of customers from its Buchanan, Michigan facility, Express-1 has become one of the largest ground expedited freight carriers in North America, handling approximately 54,000 shipments during 2009. Expedited transportation services can be characterized as time-critical, time-sensitive, emergency and/or high priority freight shipments, many of which have special handling needs. Expedited transportation providers typically manage a fleet of vehicles, ranging from cargo vans to semi tractor trailer units. The dimensions for each shipment dictate the size of vehicle used to move the freight in addition to the related revenue per mile. Expedited transportation services are unique and can be differentiated since the movements are typically created due to an emergency or time-sensitive situation. Expediting needs arise due to supply chain interruptions, failure within another mode of transportation or for any number of other reasons. Expedited shipments are predominantly direct transit movements offering door-to-door service within tightly prescribed time parameters.

Customers offer loads to Express-1 via telephone, fax, e-mail or the Internet on a daily basis, with only a small percentage of these loads being scheduled for future delivery dates. Contracts, as is common within the transportation industry, typically relate to terms and rates, but not committed business volumes. Customers are free to choose their expedite transportation providers on an at-will basis, which underscores Express-1’s commitment to total customer satisfaction. Express-1 offers an ISO 9001:2008 certified, twenty-four hour, seven day-a-week call center allowing its customers immediate communication and status updates of their shipments. Express-1’s commitment to excellence was again recognized as Express-1 received the Nasstrac “Expedited Carrier of the Year Award” for the second straight year in 2009.

Express-1 is predominantly a non-asset based service provider, meaning the transportation equipment used in its operation is almost exclusively provided by third parties, with less than two percent of the vehicles being owned by the company. These third-party owned vehicles are driven by independent contract drivers and by drivers employed directly by independent owners of multiple pieces of equipment, commonly referred to as fleet owners.

Express-1 serves its customers between shipping points within the United States, parts of Canada and Mexico. Express-1’s freight movements are provided primarily to customers who are U.S. based, including movements that require Express-1 to utilize international partner carriers for movements outside the U.S. As of December 31, 2009, we employed 91 full-time associates to support our Express-1 operations.

Concert Group Logistics

Concert Group Logistics (CGL), headquartered in Downers Grove, Illinois, was founded in 2001 as a non-asset based services company with an operational focus on the freight forwarding niche of the transportation industry. The CGL operating model is designed to attract and reward independent owners of freight forwarding operations from various domestic markets. These independent owners operate stations within exclusive geographical regions under long-term contracts with CGL. Management supports the belief that customers’ needs are best served when “owners deliver” the goods and services for customers. CGL’s independent network model allows greater flexibility and reliability than a majority of its competitors while lowering the total cost of services to customers. We believe the use of the independent station owner network provides competitive advantages in the market place. As of December 31, 2009, CGL supported its 26 independently owned stations with 28 full-time associates which include employees at the Tampa and Miami facilities acquired through the LRG International acquisition.

Through its network and the expertise of its independent station owners, CGL has the capability to provide logistics services on a global basis. CGL’s services are not restricted by size, weight, mode or location and can be tailored to meet the transportation requirements of its client base. The major domestic and international services provided by CGL are outlined below.

Domestic Offerings — time critical services including as-soon-as possible, air charter and expedites; time sensitive services including next day, second day and third day deliveries; and cost sensitive services including deferred delivery, less than truckload (LTL) and full truck load (FTL).

International Offerings — time critical services including on-board courier and air charters; time sensitive services including direct transit and consolidation; and cost sensitive services including less-than-container loads, full-container-loads and vessel charters. Historically, international revenues generated from foreign companies have not been material.

Other Service Offerings — value added services include: documentation on international shipments, customs clearance and banking; customized services including trade show shipment management, time definite and customized product distributions, reverse logistics and on site asset recovery projects, installation coordination, freight optimization and diversity compliance support.

Bounce Logistics

Bounce Logistics began operations in March 2008 and is headquartered in South Bend, Indiana. Led by an experienced management team, Bounce Logistics is a non-asset based transportation company operationally focused on providing premium freight brokerage services to customers in need of greater customer service levels than those typically offered in the market place. Bounce also services other customers in need of non-expedited premium transportation movements. As of December 31, 2009, Bounce Logistics employed 16 full-time associates within its operations.

Express-1 Dedicated — Discontinued Operations

The operations of our Express-1 Dedicated business unit were classified as discontinued during the fourth quarter of 2008, due to the loss of a dedicated services contract with a domestic automotive company. As of the contract termination date, February 28, 2009, all operations ceased and all employees were released from service. The facility lease was transferred to a third party and all equipment was either sold or redeployed for use elsewhere within our operations without incurring any material impairments or losses. All revenues and costs associated with this operation have been accounted for, net of taxes, in the line item labeled “Income from discontinued operations” for all years presented in the Consolidated Statements of Operations.

GROWTH STRATEGY

Organic Growth — We believe that the opportunity for organic growth will continue within each of our service offerings — expedite transportation, freight forwarding, and premium truckload brokerage over the long term. Management spends significant time and resources in the development of new customers, promotion of existing brands, focus on market penetration, and other activities to stimulate organic growth. Express-1, Concert Group Logistics and Bounce have experienced historical growth rates exceeding 20%. We anticipate that we can expect similar growth rates in the future as the worlds’ economies recover from the current recession.

Acquisition Growth — We believe that the transportation and logistics industries within the US and international markets will continue to consolidate. The current weakness in the domestic and international economies potentially heightens opportunities to acquire companies and operations that complement our existing business platforms. In 2009, we successfully completed two acquisitions. Our focus on acquisition candidates includes the following characteristics:

•	Non-asset based operations model;

•	Premium transportation service niche with potential for long term growth and strong gross margins; and

•	A reputation for exceptional customer service.

Management is not interested in transportation companies that feature commoditized freight services. We are confident that we can access the proper financial backing given the right opportunity.

INFORMATION SYSTEMS

The transportation industry increasingly relies upon information technology to link the shipper with its inventory and as an analytical tool to optimize transportation solutions. We utilize satellite tracking and communication units on our fleet of vehicles to continually update the position of equipment in our Express-1 fleet. We have the ability to communicate to individual units or to a larger group of units, based upon our specific needs. Information received through our satellite tracking and communication system automatically updates our internal software and provides our customers with real-time electronic updates.

Within our Concert Group Logistics business unit we utilize a web-based freight forwarding software package with customization exclusive to our CGL network. We offer on-line shipment entry, quoting and tracking and tracing for domestic and international shipments; as well as EDI messaging.

We have invested in what we believe are some of the most advanced operational, support and management software systems available for each of our business units, with most of this software being provided by third-party vendors. Our software systems have been designed to support the unique operational characteristics of each industry niche in which it is utilized. We have further customized these systems to more readily facilitate the flow of information from outside sources into our operations centers for use by our personnel and customers. Investments in technology, including; satellite communications equipment, computer networks, software customization and related information technology continues to be a strategic focus for each of our Companies. Hardware typically represents one of our largest categories of investment within our annual capital expenditure budget, and we believe the continual enhancement of our technology platforms is critical to our continued success.

CUSTOMERS, SALES AND MARKETING

Our business units provide services to a variety of customers ranging in size from small entrepreneurial organizations to Fortune 500 companies. Each year, we collectively serve thousands of different customers and our customer base routinely changes from year-to-year. Our customers are engaged within industries such as: major domestic and foreign automotive manufacturing, production of automotive components and supplies, commercial printing, durable goods manufacturing, pharmaceuticals, food and consumer products production and the high tech sector. We have hazmat authority and transport lower risk hazardous materials such as automotive paint and batteries on occasion. In addition, we serve third-party logistics providers (3PL’s), who themselves serve a multitude of customers and industries. Our 3-PL customers vary in size from small, independent, single facility organizations to large, global logistics companies. Within our Express-1 and Bounce Logistics business units, our services are marketed within the United States and Canada and Mexico. In addition to offering services within these same markets, our Concert Group Logistics unit also provides international services by both air and ocean as well as other value added services.

We maintain a staff of external sales representatives and related support staff within Express-1 and Bounce Logistics. Within Concert Group Logistics, services are introduced to customers by our network of independent station owners who manage the sales relationships within their exclusive markets. We believe our independent station ownership structure enables salespeople to better serve customers by developing a broad knowledge of logistics, local and regional market conditions, and specific logistics issues facing individual customers. Under the guidance of these experienced entrepreneurs, independent stations are given significant latitude to pursue opportunities and to commit resources to better serve customers.

Each year we seek to establish long-term relationships with new accounts and to increase the amount of business done with our existing customers. We are committed to providing our customers with a full range of logistics services. Our ability to offer multiple services through each of our business units represents a competitive advantage within the transportation industry. During 2009, no customer accounted for more than 7% of consolidated gross revenues. The 2009 acquisition of First Class allowed the Company to enter a niche expedite market in eastern Michigan. The acquisition of LRG allows us to expand our international freight forwarding business.

COMPETITION AND BUSINESS CONDITIONS

The transportation industry is intensely competitive with thousands of transportation companies competing in the domestic and international markets. Our competitors include local, regional, national, and international companies with the same specialties that our business segments provide. Our business segments do not operate from a position of dominance and therefore must operate daily to retain established business relationships and forge new relationships in this competitive framework.

We compete on service, delivery timeframes, flexibility, reliability and rates. We have historically focused on transportation niches that demand superior service, in return for premium rates. We believe that our rates are in-line with our competitors, and based upon our reputation, we may at times mitigate rate pressure that our competitors face. As the domestic and world economies slowly recover, we recognize our ability to sustain premium rates may be compromised. We feel that we have established a reputation to quickly and efficiently serve the transportation needs of our customers.

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

Our operations are also subject to various federal, state and local environmental laws and regulations dealing with transportation, storage, presence, use, and the disposal and handling of hazardous material. The Code of Federal Regulations regarding the transportation of hazardous material groups these materials into different classes according to risk. These regulations also require us to maintain minimum levels of insurance. At this time, we transport only low to medium risk hazardous material, representing a very small percentage of our total shipments.

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

SEASONALITY

The Company’s revenues and profitability have been historically subject to some seasonal fluctuations. In our historical cycle approximately 45% of revenue developed in the first half of the year, with the balance coming due in the second half. Due to the slowly recovering economy, it is not possible to determine whether the historical revenue and profitability cycle will occur.

EMPLOYEES AND INDEPENDENT CONTRACTORS

At December 31, 2009, we had 137 full-time employees, none of whom were covered by a collective bargaining agreement. Of this number, 91 were employed at Express-1, 28 were employed at Concert Group Logistics, 16 were employed at Bounce Logistics and 4 were employed in our corporate office. In addition to our full-time employees, we employed 11 part-time employees as of December 31, 2009. We recognize our trained staff of employees as one of our most critical resources, and acknowledge the recruitment, training and retention of qualified employees as essential to our ongoing success.

In addition to our employees, we support the capacity needs of our Express-1 business unit through the use of independent contractor drivers. These individuals operate one or more of their own vehicles and pay for all the operating expenses of their equipment, including: wages, benefits, fuel, fuel taxes, physical damage insurance, maintenance, highway use taxes, and other related equipment costs. By utilizing the services of independent contractors we have reduced the amount of capital required for our growth, which we feel has lessened our financial risk.

Within Concert Group Logistics, we provide freight forwarding services through a network of independently owned stations that are under contract with Concert Group Logistics. Each of these stations is independently owned and operated, and provide sales and operations including negotiating with and maintaining customer relationships, managing transportation services with third-party providers and providing support to the customers of the network. The Concert Group Logistics operating model is designed upon the premise that when owners deliver, superior attention to detail and performance result. The Concert Group Logistics motto is, “owners deliver,” reflecting this belief.

SEC FILINGS

We are classified as a “Smaller Reporting Company” for the purpose of filings with the Securities and Exchange Commission. Certain Form 10-K report disclosures previously included that are not required under the disclosure requirements of a smaller reporting company have been omitted in this report.

Interested parties may access our public filing free of charge on the SEC’s EDGAR website located at www.sec.gov.

CORPORATE INFORMATION

Express-1 Expedited Solutions, Inc. is incorporated in Delaware. Our executive office is located at 3399 South Lakeshore Drive, Suite 225, Saint Joseph, Michigan 49085. Our telephone number is (269) 429-9761 and the Internet website address is www.express-1.com. Our stock is listed on the NYSE AMEX Equities Exchange under the symbol “XPO”. The information on our website is not incorporated in this report as a result of this reference.

ITEM 1A.	RISK FACTORS

Not Required.

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

			Square	Owned or
Business Unit	Location	Purpose	Feet	Leased

Express-1 Operations and Recruiting Center	429 Post Road Buchanan, MI 49107	Express-1 headquarters, call center & recruiting facility	23,000	Owned
Express-1/ First Class	2399 Avon Industrial Drive Rochester Hills, MI 48309	First Class Regional expedite call center	10,500	Leased
Concert Group Logistics	1430 Branding Ave. Suite 150, Downers Grove, IL 60515	CGL headquarters and general office	5,000	Leased
Concert Group Logistics/LRG	5113 West Knox Street Tampa, FL 33634	LRG station headquarters (International)	3,000	Leased
Bounce Logistics	5838 W. Brick Road, South Bend, IN 46628	Bounce headquarters and general office	6,300	Leased

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the NYSE AMEX Equities Exchange under the symbol “XPO.” The table below sets forth the high and low closing sales prices for the Company’s common stock for the quarters included within 2009 and 2008 and for the first few months of 2010.

	High	Low

2008
1st quarter	$1.26	$.98
2nd quarter	1.36	1.10
3rd quarter	1.42	1.20
4th quarter	1.21	.85
2009
1st quarter	$1.10	$0.67
2nd quarter	.95	.77
3rd quarter	.96	.81
4th quarter	1.29	0.91
2010
1st quarter (through March 12, 2010)	$1.45	$1.22

As of March 12, 2010, there were approximately 3,600 holders of the Company’s common stock, based upon data available to us from our proxy solicitor, transfer agent. and market maker for our common stock. The Company has never paid cash dividends on its common stock and intends to keep future earnings, if any, to retire debt and finance the expansion of its business. Accordingly, the Company does not anticipate that cash dividends will be paid in the near future. Future payment of dividends would depend on the Company’s earnings, capital requirements, expansion plans, financial condition and other relevant factors.

ITEM 6.	SELECTED FINANCIAL DATA

Not Required

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Revenue Recognition

Within the Company’s Express-1 and Bounce Logistics business units, revenue is recognized primarily at the point in time delivery is completed on the freight shipments it handles; with related costs of delivery being accrued as incurred and expensed within the same period in which the associated revenue is recognized. For these business units, the Company uses the following supporting criteria to determine revenue has been earned and should be recognized:

•	Persuasive evidence that an arrangement exists;

•	Services have been rendered;

•	The sales price is fixed and determinable; and

•	Collectability is reasonably assured.

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

Purchase Price Allocation Process for Business Combinations

The Company determines and allocates the purchase price of an acquired company to the tangible and intangible assets acquired and liabilities assumed as of the business combination date in accordance with US GAAP for business combinations. The purchase price allocation process requires us to use significant estimates and assumptions, including fair value estimates, as of the business combination date. We utilize third-party valuation companies to help us determine certain fair value estimates used for assets and liabilities.

While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business combination date, our estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the purchase price allocation period, which is generally one year from the business combination date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, there are contingencies based on earnings (commonly referred to as earnouts) included in some of our purchase agreements. The earnout is recorded as it is earned over the contingency period, which is generally one to three years from the business combination date. With the exception of unresolved income tax matters or the earnout of contingent consideration, subsequent to the purchase price allocation period any adjustment to assets acquired or liabilities assumed is included in our operating results in the period in which the adjustment is determined.

In January 2009, the Company adopted new US GAAP for business combinations, which requires a number of changes, including changes in the way assets and liabilities are recognized as a result of business combinations. This new US GAAP requires that more assets and liabilities assumed be measured at fair value as of the acquisition date and that liabilities related to contingent consideration be re-measured at fair value in each subsequent reporting period. Additionally, certain earn-outs are now subject to fair value measurement. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. The impact of the adoption of this new US GAAP for business combinations will depend on the nature of acquisitions completed after the date of adoption. For our acquisitions in 2009, the Company utilized a third-party valuation company to determine the fair value of the intangible assets, goodwill, and certain earn-outs. The estimates and assumptions used in the valuations at the acquisition date are subject to change, including the amounts recorded as liabilities related to certain earn-outs. Changes to these estimates may result in amounts that are material to the financial statements going forward.

Carrying Values of Goodwill and Intangible Assets

Goodwill represents the excess of the aggregate consideration paid for an acquisition over the fair value of the net tangible and intangible assets acquired. Intangible assets represent the cost of trade marks, trade names, websites, customer lists, non-compete agreements, and proprietary processes and software obtained in connection with certain of these acquisitions. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range from 4 to 12 years. In accordance with US GAAP, goodwill and intangible assets determined to have indefinite lives are not subject to amortization but are tested for impairment annually, or more frequently if events or changes in circumstances indicate a potential impairment may have occurred. Circumstances that may indicate impairment include qualitative factors such as an adverse change in the business climate, loss of key personnel, and unanticipated competition. Additionally, management considers quantitative factors such as current estimates of the future profitability of the Company’s reporting units, the current stock price, and the Company’s market capitalization compared to its book value. In conducting its impairment test, the Company compares the fair value of each of its reporting units to the related book value. If the fair value of a reporting unit exceeds its net book value, long-lived assets are considered not to be impaired. If the net book value of a reporting unit exceeds it fair value, an impairment loss is measured and recognized. The Company conducts its impairment test during the third quarter of each year using balances as of June 30.

The Company accounts for long-lived assets, including intangibles that are amortized, in accordance with US GAAP, which requires that all long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment are present, reviews are performed to determine whether the carrying value of an asset to be held and used is impaired. Such reviews involve a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset over its remaining useful life. If the comparison indicates that there is impairment, the impaired asset is written down to its fair value. The impairment to be recognized as a non-cash charge to earnings is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed are reported at the lower of the carrying amount or fair value, less cost to dispose.

Use of Estimates

We prepare our consolidated financial statements in conformity with US GAAP. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods. Our management reviews these estimates, including but not limited to: purchased transportation, recoverability of long-lived assets, recoverability of prepaid expenses, valuation of investments, valuation allowances for deferred taxes, legal costs and settlements, acquisition earnouts, and allowance for doubtful accounts, on a regular basis and makes adjustments based on historical experiences and existing and expected future conditions. These evaluations are performed and adjustments are made as information is available. Our management believes that these estimates are reasonable and have been discussed with our audit committee; however, actual results could differ from these estimates.

Concentration of Risk

Financial instruments that potentially subject us to concentrations of credit risk include cash and account receivables.

The majority of cash is maintained with a regionally based institution. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and, therefore, bear minimal risk.

Concentration of credit risk with respect to trade receivables is limited due to our large number of customers and wide range of industries and locations served. As of December 31, 2009, there was one customer that compromised approximately 9% of our consolidated accounts receivable balance.

Express-1 receives a significant portion of its revenue from customers who operate within the U.S. domestic automotive industry. Accordingly, our accounts receivable are comprised of a concentration of accounts from within this industry. The U.S. automotive industry is slowly recovering from the recent recession. In the event of further financial erosion by any of the “Big Three” domestic automotive manufacturers, the effect on our Company could be materially adverse. The slow recovery of any of the domestic automotive manufacturers can have an adverse effect on a significant portion of our customer base which is comprised in large-part by manufacturers and suppliers for the automotive industry.

We extend credit to various customers based on an evaluation of the customer’s financial condition and their ability to pay in accordance with our payment terms. We provide for estimated losses on accounts receivable considering a number of factors, including the overall aging of account receivables, customers payment history and the customer’s current ability to pay its obligation. Based upon our managements’ review of accounts receivable and other receivables, allowance for doubtful accounts of approximately $225,000 and $133,000 are considered necessary as of December 31, 2009 and 2008, respectively. Although we believe our account receivables are recorded at their net realizable value, a decline in our historical collection rate could have a materially adverse effect on our operations and net income. We do not accrue interest on past due receivables.

RESULTS OF OPERATIONS

For financial reporting purposes, we recognize three business units which represent our unique service offerings. These units all utilize a non-asset based business model and focus on premium transportation markets including — Express-1 offering ground expedite services, Concert Group Logistics, offering freight forwarding services and Bounce Logistics offering premium truckload brokerage services. Concert Group Logistics (CGL) and Bounce Logistics units were new to our Company during 2008. In addition to adding these business units in 2008 we discontinued one business unit, Express-1 Dedicated, which offered contract dedicated transportation services to one of the domestic big-three automotive companies. The operations of Express-1 Dedicated ceased on February 28, 2009.

Our Express-1 unit has two means of generating revenues and business volume. Express-1 transports shipments through the use of its fleet of vehicles, approximately 98% of which are owned and operated by independent contract drivers. In addition, Express-1 brokers expedite loads to other expedited transportation companies or to general carriers. Within the Express-1 operations, the volume of loads placed on our fleet of independent contract drivers represented approximately 86% of the load volume and 77% of the revenue for the year ended December 31, 2009.

Our Concert Group Logistics operation generates revenue and business volume by providing logistics services to its customers. These services fall under the broad category of freight forwarding, which include everything from the management of multi-modal shipments to logistics management for members of our customer base. The acquisition of LRG International Inc that transpired in October 2009 offers CGL direct international air and ocean freight forwarding services to customers. CGL also operates a network of 26 independently owned locations. Each independent station is operated by a staff of logistics professionals who have specialized knowledge in providing transportation solutions within the geographic regions in which they operate. Many of these stations also offer international freight forwarding services through their many customer contacts.

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

Fuel prices impact our business revenue, direct costs and resulting margin. In periods when fuel prices are increasing, our revenue increases as do our direct costs. Conversely, during periods where fuel prices are declining, our revenue decreases as does our direct cost. Within our Express-1 business unit, the impact of fuel prices on revenue and fuel costs can be separately identified and is disclosed within our internal reports. Within our Concert Group Logistics, and Bounce Logistics business units, the impact of fuel prices on our revenues and cost of purchased transportation cannot be separately identified. CGL and Bounce predominantly rely upon third parties to provide the physical movement of goods transported for our customers. As is common within the freight forwarding and freight brokerage industries, fuel is not separately negotiated with customers or the third-party transportation companies handling shipments. Rates are “all-inclusive” to include everything associated with the transit in most cases. We believe this treatment is consistent with other transportation companies engaged in businesses similar to each of our business units.

Economic Recession

Our Company provides services for a multitude of customers across various industries. Historically, opportunities in one sector have mitigated weakness in another sector. Expansion in the U.S. and world economies created increasing levels of demand for transportation services. Our Company was able to grow organically in this environment at rates that were greater than the overall economy.

Beginning in 2008, it became increasingly difficult to replace business volume from industry sectors that were in decline with new industries or from the expansion of our network. During the fourth quarter of 2008, various economic sources pronounced that the U.S. economy was in a recession with these conditions continuing in 2009. Until such time as the overall economy begins to stabilize and show some improvement, it is likely that our Company’s revenues, costs and levels of profitability will be impacted by these economic conditions until the overall economy stabilizes and shows some improvement. Within the Risk Factors section of this report on Form 10-K, we outline in more detail the potential impacts of the U.S. and world recession on our Company. Please refer to that section to gain a better understanding of our business.

Financial Tables

Within our discussion and analysis of our financial results, we have included tables which better reflect the results in each of our business units for the periods discussed. We believe these tables allow the readers to better visualize our results in a manner more consistent with management. Readers can quickly determine results within our major reporting classifications, and changes in i) dollars, ii) percentage and iii) the percentage of consolidated revenue for the major captions within our financial reports. The tables are not intended to replace the financial statements, notes thereto or discussion by our management contained within this report. We encourage readers to review those items to gain a better understanding of our financial position and results of operations.

Express-1 Expedited Solutions, Inc.
Comparative Financial Table

For the Twelve Months Ended December 31,

			Year to Year Change		Percent of Revenue
	2009	2008	In Dollars	In Percentage	2009	2008

Revenues
Express-1	$50,642,000	$52,639,000	$(1,997,000)	-3.8%	50.6%	48.1%
Concert Group Logistics	41,162,000	51,136,000	(9,974,000)	-19.5%	41.1%	46.7%
Bounce Logistics	10,425,000	7,011,000	3,414,000	48.7%	10.4%	6.4%
Intercompany Eliminations	(2,093,000)	(1,324,000)	(769,000)	-58.1%	-2.1%	-1.2%

Total Revenues	100,136,000	109,462,000	(9,326,000)	-8.5%	100.0%	100.0%

Direct Expenses
Express-1	39,874,000	40,408,000	(534,000)	-1.3%	78.7%	76.8%
Concert Group Logistics	36,979,000	46,578,000	(9,599,000)	-20.6%	89.8%	91.1%
Bounce Logistics	8,636,000	5,966,000	2,670,000	44.8%	82.8%	85.1%
Intercompany Eliminations	(2,093,000)	(1,324,000)	(769,000)	-58.1%	100.0%	100.0%

Total Direct Expenses	83,396,000	91,628,000	(8,232,000)	-9.0%	83.3%	83.7%

Gross Margin
Express-1	10,768,000	12,231,000	(1,463,000)	-12.0%	21.3%	23.2%
Concert Group Logistics	4,183,000	4,558,000	(375,000)	-8.2%	10.2%	8.9%
Bounce Logistics	1,789,000	1,045,000	744,000	71.2%	17.2%	14.9%

Total Gross Margin	16,740,000	17,834,000	(1,094,000)	-6.1%	16.7%	16.3%

Selling, General & Administrative
Express-1	7,322,000	7,116,000	206,000	2.9%	14.5%	13.5%
Concert Group Logistics	3,062,000	2,847,000	215,000	7.6%	7.4%	5.6%
Bounce Logistics	1,331,000	1,079,000	252,000	23.4%	12.8%	15.4%
Corporate	1,854,000	1,622,000	232,000	14.3%	1.9%	1.5%

Total Selling, General & Administrative	13,569,000	12,664,000	905,000	7.1%	13.6%	11.6%

Operating Income from Continuing Operations
Express-1	3,446,000	5,115,000	(1,669,000)	-32.6%	6.8%	9.7%
Concert Group Logistics	1,121,000	1,711,000	(590,000)	-34.5%	2.7%	3.3%
Bounce Logistics	458,000	(34,000)	492,000	1447.1%	4.4%	-0.5%
Corporate	(1,854,000)	(1,622,000)	(232,000)	-14.3%	-1.9%	-1.5%

Operating Income from Continuing Operations	3,171,000	5,170,000	1,999,000	-38.7%	3.2%	4.7%

Interest Expense	105,000	354,000	(249,000)	-70.3%	0.1%	0.3%
Other Expense	51,000	105,000	(54,000)	-51.4%	0.1%	0.1%

Income from Continuing Operations Before Tax	3,015,000	4,711,000	1,696,000	-36.0%	3.0%	4.3%
Tax Provision	1,325,000	1,894,000	(569,000)	-30.0%	1.3%	1.7%

Income from Continuing Operations	1,690,000	2,817,000	(1,127,000)	-40.0%	1.7%	2.6%
Income from Discontinued Operations, Net of Tax	15,000	339,000	(324,000)	-95.6%	0.0%	0.3%

Net Income	$1,705,000	$3,156,000	$(1,451,000)	-46.0%	1.7%	2.9%

Consolidated Results

Our 2009 operating results were impacted by the difficult economic conditions. The market challenges were addressed by taking specific actions to minimize the negative impact on earnings and adapt our Company for 2010. Specifically, operating costs were reduced, our asset light operating model provided for the quick reduction of direct expenses to help preserve gross margin percentages and the diversification and expansion of our customer base contributed to a strong finish and recovery of revenue later in 2009.

Consolidated revenue declined by 8.5% in 2009 after finishing the year with a strong fourth quarter in which revenue increased by $6.7 million or 27% compared to the fourth quarter of 2008. LRG International contributed $1.9 million of the revenue growth in the fourth quarter with the additional growth of $4.7 million achieved organically.

Our three business units have distinct but complimentary business models yielding different gross margins. In 2009, the consolidated gross margin percentage improved to 16.7% from 16.3% in 2008 as the result of margin improvements at both CGL and Bounce and an increase in the mix of revenue from Express-1.

Selling, general and administrative expenses as a percentage of revenue declined steadily throughout the year as cost reduction measures were implemented in response to the economic conditions. The increase year over year in SG&A expenses was primarily due to the operating expenses, amortization and professional fees of First Class Expediting and LRG International, both acquired during the year.

With the deteriorating economic conditions we experienced declines in revenues and income from continuing operations for the first three quarters of 2009 compared to the respective quarters of 2008. Revenue and income from continuing operations did improve sequentially during the first three quarters of 2009 with the fourth quarter of 2009 yielding an increase in both revenue and income from continuing operations compared to the fourth quarter of 2008. The fourth quarter improvement was a result of both organic growth and the acquisition of LRG International. For the year, income from continuing operations declined by $1.1 million as expense leveraging was diminished by the decline in revenues.

Income from discontinued operations, net of tax totaled $15,000 in 2009 compared to $339,000 in 2008. Our Express-1 Dedicated business unit was discontinued during the fourth quarter of 2008 due to the loss of its dedicated contract. We have been informed that the loss of the dedicated contract was due to rates. Another provider submitted a bid that would be below breakeven had our Company matched the rates. All operations were ceased effective February 28th, 2009, and all assets have either been sold or transferred to our other operations. The facility lease was absorbed by the new service provider and many of the employees were offered employment within the new operation.

Express-1

Our Express-1 unit experienced a 5% increase in revenue from operations and a 48% decline in fuel surcharge revenue during 2009 versus 2008. Fuel surcharge revenue was $4.6 million in 2009 versus $9.0 million in 2008. The net result was a decline in total revenue of only 3.8% in 2009 under the most challenging market conditions Express-1 has faced in its history. This small decline in revenue for the year is particularly noteworthy considering Express-1’s year over year revenue had declined by 32% through the second quarter. Express-1 continued to successfully mitigate declines in domestic automotive business as it did in 2008 by replacing automotive loads with shipments from customers in other industries. Express-1 incurred a charge in the fourth quarter of 2009 of $400,000 for claims expense that exceeded the Company’s insurance limits. This was a first time occurrence in Express-1’s history. The effect of this charge was to reduce gross margin for the year from 22.1% to 21.3% compared to 23.2% in 2008. Gross margin also declined as a result of a larger portion of loads being brokered to third parties in the fourth quarter when Express-1 experienced a 59% increase in revenue compared to 2008. Express-1’s SG&A expenses increased a modest 2.9% in 2009 primarily due to the operating costs of First Class Expediting acquired in January 2009.

Concert Group Logistics

Concert Group Logistics felt the impact of the recessed economy and experienced a 19.5% decline in 2009 revenue compared to 2008. However, CGL was able to improve its gross margin to 10.2% from 8.9% resulting in a decline of only 8.2% in gross margin dollars. CGL’s direct expenses consist primarily of payments for purchased transportation and commission (gross margin sharing) payments to the independent station owners. The gross margins attained are consistent with CGL’s historical performance. Income from operations can increase on a prospective basis with the addition of independent stations and the associated increase in CGL revenue. Expansion within the independent station network should not require a corresponding percentage increase in sales general and administrative costs.

Bounce Logistics

Bounce Logistics continued strong development in 2009 following the start up of its operations in 2008. Revenues grew by 49% to $10.4 million in 2009. Bounce improved its gross margin percentage from 14.9% in 2008 to 17.2% in 2009 and delivered $458,000 of operating income after operating essentially at break even in 2008. Bounce’s management team continues to focus on expanding its customer base and improving margins.

LIQUIDITY AND CAPITAL RESOURCES

General

During 2009, the Company continued to focus its capital resources on acquiring transportation businesses to complement its existing network.

In the first quarter, $250,000 was used to purchase certain assets and liabilities of First Class Expediting Services, Inc. to complement Express-1’s expediting presence in Eastern Michigan. This purchase was financed through operating cash flows.

In October 2009, the Company, through its subsidiary Concert Group Logistics, Inc., acquired certain assets of LRG International, Inc., a Florida based international forwarding company (“LRG”). As consideration the former owners of LRG were paid $2,000,000 in cash at closing, and will receive $500,000 on the one year anniversary of the closing. Additionally, if certain financial targets are achieved by the division during 2010 and 2011, earn-out consideration totaling up to $900,000 over the two year period will also be due the former owners. The earn-out payments may be made in cash, shares of XPO’s common stock, or a combination of the two, at the discretion of the Company. The initial payment related to this acquisition was financed primarily through the Company’s credit facility.

In January 2008, we completed the purchase of substantially all assets and certain liabilities of Concert Group Logistics, LLC. Total initial consideration given in the transaction included $9.0 million in cash and the issuance of 4.8 million shares of Express-1 Expedited Solutions, Inc. common stock. This acquisition was financed with proceeds from our line of credit facility and the issuance of term debt. During the first quarter of 2009, the Company used $1.1 million in cash to pay the final earn-out payment to the former owners of Concert Group Logistics.

Our liquidity position has changed significantly upon the completion of these purchase transactions and any analysis of our liquidity and capital resources should take this into consideration. For more information on these transaction please refer to Item 1, Item 8 and Footnote 13 elsewhere within this report.

Cash Flow

As of December 31, 2009, we had $970,000 of working capital with associated cash of $495,000 compared with working capital of $4,428,000 and cash of $1,107,000 at December 31, 2008. This represents a decrease of 78% or $3,458,000 in working capital during the period.

During the year ended December 31, 2009, we used $99,000 in cash from operations compared to the generation of $7,048,000 for the prior year. Primary components of this decrease are related to: (i) a decrease in net income from operations and (ii) an increase in accounts receivable.

Investing activities used approximately $3,474,000 during the year ended December 31, 2009 compared to our use of $11,780,000 on these activities during the prior year. In January of 2009, $250,000 in cash was used to purchase First Class Expediting and in October of 2009 $2,000,000 was used to purchase LRG International. In addition, final earn-out payments to the former owners of Concert Group Logistics were made totaling $1,100,000 in March of 2009. In 2008 the purchase of Concert Group Logistics was financed through borrowings of approximately $9.0 million on the Company’s line of credit facility. Cash of $186,000 and $1,109,000 was also used to purchase capital expenditure items, such as satellite communications equipment for our fleet, computer software and related computer hardware, during the 2009 and 2008 periods, respectively.

Financing activities provided approximately $2,961,000 for the year ended December 31, 2009 compared to $5,039,000 in 2008. In 2009 the purchases of First Class and LRG were financed through borrowings of approximately $2.25 million on the Company’s line of credit facility. As of December 31, 2009 our net draw for the year on our line of credit totaled $4,210,000. In 2009 we reduced our outstanding term debt by $1,249,000.

Line of Credit

To ensure that our Company has adequate near-term liquidity, we entered into a new credit facility with National City Bank in January, 2008. This $14.6 million facility provides for a receivables based line of credit of up to $11.0 million and a term debt component of $3.6 million. The Company may draw upon the receivables based line of credit the lesser of $11.0 million or 80% of eligible accounts receivable, less amounts outstanding under letters of credit. To fund the Concert Group Logistics, LLC purchase, the Company drew down $3.6 million on the term facility and $5.4 million on the receivables based line of credit. Substantially all the assets of our Company and wholly owned subsidiaries (Express-1, Inc., Concert Group Logistics, Inc. and Bounce Logistics, Inc.) are pledged as collateral securing our performance under the line. The line bears interest based upon a spread above thirty-day LIBOR with an increment of 125 basis points above thirty-day LIBOR for the receivables line and 150 basis points above thirty-day LIBOR for the term portion. The term loan is amortized over a thirty-six month period and requires monthly principal payments of $100,000 together with accrued interest be paid until retired. As of December 31, 2009 the weighted average interest rate on the credit facility was approximately 1.53%, and rates are adjusted monthly. Available capacity under the line was approximately $4.1 million as of December 31, 2009. The credit facility carries a maturity date of May 31, 2010. We are currently negotiating a new credit facility and anticipate renewing this facility prior to our maturity date.

The line carries certain covenants related to the Company’s financial performance. Included among the covenants are a fixed charge coverage ratio and a total funded debt to earnings before interest and taxes, plus depreciation and amortization ratio. As of December 31, 2009, the Company was in compliance with all terms under the credit facility and no events of default existed under the terms of this agreement. The outstanding balance on the line of credit was approximately $6,530,000 and $2,320,000 at December 31, 2009 and 2008, respectively.

We had outstanding standby letters of credit at December 31, 2009 of $335,000, related to insurance policies either continuing in force or recently canceled. Amounts outstanding for letters of credit reduce the amount available under our line of credit, dollar-for-dollar.

Options and Warrants

The following schedule represents those options that the Company has outstanding as of December 31, 2009. The schedule also segregates the options by expiration date and exercise price to better identify their potential for exercise. Additionally, the total approximate potential proceeds by year have been identified.

During 2009, 2,252,000 warrants expired unexercised, and currently there are no outstanding warrants.

					Total	Approximate
	Exercise pricing				Outstanding	Potential
	.50-.75	.76-1.00	1.01-1.25	1.26-1.50	Options	Proceeds

Option Expiration Dates
2010			600,000		600,000	$750,000
2011			125,000		125,000	130,000
2014		50,000		500,000	550,000	769,000
2015	500,000		200,000		700,000	603,000
2016		50,000	125,000	100,000	275,000	314,000
2017			50,000	323,000	373,000	518,000
2018		290,000	105,000		395,000	390,000
2019	25,000	75,000	25,000		125,000	111,000

Total Options	525,000	465,000	1,230,000	923,000	3,143,000	$3,585,000

Contractual Obligations

The table below reflects all contractual obligations of our Company as of December 31, 2009.

	Payments Due by Period
		Less than 1	1 to 3	Greater than
Contractual Obligations	Total	Year	Years	3 Years

Capital lease obligations	$28,000	$15,000	$13,000	$—
Notes payable	1,400,000	1,200,000	200,000	0
Line of credit	6,530,000	6,530,000	0	0
Operating leases	1,263,000	480,000	743,000	40,000
Earn out obligation — LRG*	1,400,000	500,000	900,000	0
Employment contracts	2,927,000	1,382,000	1,545,000	0

Total contractual obligations	$13,548,000	$10,107,000	$3,401,000	$40,000

*	For additional information regarding the LRG earnout, see Footnote 13 — Acquisitions in the financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

Please refer to Footnote 1 — Significant Accounting Policies — “Recently Issued Financial Accounting Standards” accompanying our financial statements in this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T).	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, we believe that, as of December 31, 2009, our internal control over financial reporting is effective.

Change in Internal Controls

During the quarter ended December 31, 2009, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item is incorporated by reference from the information under the captions “Election of Directors” and “Executive Officers” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2010 Annual Meeting of Stockholders to be held on June 9, 2010 (the “Proxy Statement”).

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

The information required by this item is incorporated by reference from the information under the captions “Compensation of Directors,” and “Executive Compensation” contained in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     (a) Equity Compensation Plan

The following table sets forth information, as of December 31, 2009, with respect to the Company’s compensation plans under which equity securities are authorized for issuance.

	Number of		Number of Securities
	Securities to		Remaining Available
	be Issued	Weighted-Average	for Future Issuance
	Upon Exercise	Exercise Price of	Under Equity
	of Outstanding	Outstanding	Compensation Plan
	Options, Warrants	Options, Warrants	(Excluding Securities
Plan Category	and Rights	and Rights	Reflected in Column)

Equity compensation plan approved by security holders	3,143,000	$1.14	2,457,000

•	Additionally, the Company has in place an ESOP plan in which 255,000 shares of the Company’s stock are held on behalf of qualifying participants.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The Financial Statements required by this Item are included at the end of this report beginning on Page F-1 as follows:

ITEM 8.	FINANCIAL STATEMENTS

Consolidated Financial Statements
Express-1 Expedited Solutions, Inc.
Years Ended December 31, 2009 and 2008

Report of Independent Registered Public Accounting Firm

Board of Directors
Express-1 Expedited Solutions, Inc.
St. Joseph, Michigan

We have audited the accompanying consolidated balance sheets of Express-1 Expedited Solutions, Inc. as of December 31, 2009, and 2008; and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the management of Express-1 Expedited Solutions, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Express-1 Expedited Solutions, Inc. as of December 31, 2009 and 2008; and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/  Pender Newkirk & Company LLP
Pender Newkirk & Company LLP
Certified Public Accountants

Tampa, Florida
March 26, 2010

Express-1 Expedited Solutions, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2009	2008

ASSETS
Current assets:
Cash	$495,000	$1,107,000
Accounts receivable, net of allowances of $225,000 and $133,000, respectively	17,569,000	12,202,000
Prepaid expenses	158,000	372,000
Deferred tax asset, current	353,000	493,000
Other current assets	459,000	650,000

Total current assets	19,034,000	14,824,000

Property and equipment, net of $2,651,000 and $2,220,000 in accumulated depreciation, respectively	2,797,000	3,141,000
Goodwill	16,959,000	14,915,000
Identified intangible assets, net of $2,198,000 and $1,682,000 in accumulated amortization, respectively	9,175,000	7,631,000
Loans and advances	30,000	63,000
Other long-term assets	1,044,000	1,108,000

Total long-term assets	30,005,000	26,858,000

Total assets	$49,039,000	$41,682,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,769,000	$6,578,000
Accrued salaries and wages	310,000	691,000
Accrued expenses, other	2,272,000	862,000
Line of credit	6,530,000	—
Current maturities of long-term debt	1,215,000	1,235,000
Other current liabilities	968,000	1,030,000

Total current liabilities	18,064,000	10,396,000

Line of credit	—	2,320,000
Notes payable and capital leases, net of current maturities	213,000	1,400,000
Deferred tax liability, long-term	1,156,000	583,000
Other long-term liabilities	1,202,000	456,000

Total long-term liabilities	2,571,000	4,759,000

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 32,215,218 shares issued; and 32,035,218 shares outstanding, respectively	32,000	32,000
Additional paid-in capital	26,488,000	26,316,000
Treasury stock, at cost, 180,000 shares held	(107,000)	(107,000)
Accumulated earnings	1,991,000	286,000

Total stockholders’ equity	28,404,000	26,527,000

Total liabilities and stockholders’ equity	$49,039,000	$41,682,000

The accompanying notes are an integral part to the consolidated financial statements.

Express-1 Expedited Solutions, Inc.

Consolidated Statements of Operations

	Twelve Months Ended
	December 31,	December 31,
	2009	2008

Revenues
Operating revenue	$100,136,000	$109,462,000
Expenses
Direct expense	83,396,000	91,628,000

Gross margin	16,740,000	17,834,000
Sales, general and administrative expense	13,569,000	12,664,000

Operating income from continuing operations	3,171,000	5,170,000
Other expense	51,000	105,000
Interest expense	105,000	354,000

Income from continuing operations before income tax	3,015,000	4,711,000
Income tax provision	1,325,000	1,894,000

Income from continuing operations	1,690,000	2,817,000
Income from discontinued operations, net of tax(1)	15,000	339,000

Net income	$1,705,000	$3,156,000

Basic income per share
Income from continuing operations	$0.05	$0.09
Income from discontinued operations	—	0.01
Net income	0.05	0.10
Diluted income per share
Income from continuing operations	0.05	0.09
Income from discontinued operations	—	0.01
Net income	$0.05	$0.10
Weighted average common shares outstanding
Basic weighted average common shares outstanding	32,035,218	31,453,765
Diluted weighted average common shares outstanding	32,167,447	31,757,164

(1)	Within income from discontinue operations are provisions for income tax of $13,000 and $250,000 for the years ended December 31, 2009 and 2008, respectively.

The accompanying notes are an integral part to the consolidated financial statements.

Express-1 Expedited Solutions, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2009	2008

Operating activities
Net income applicable to stockholders	$1,705,000	$3,156,000
Adjustments to reconcile net income to net cash from operating activities
Provision for allowance for doubtful accounts	92,000	(67,000)
Depreciation & amortization expense	1,191,000	1,114,000
Stock compensation expense	172,000	198,000
(Gain) loss on disposal of equipment	(29,000)	4,000
Non-cash impairment of other assets	124,000	—
Changes in assets and liabilities, net of effect of acquisition:
Account receivable	(5,459,000)	(231,000)
Deferred Taxes	713,000	2,016,000
Other current assets	104,000	(149,000)
Prepaid expenses	214,000	211,000
Other long-term assets/advances	(93,000)	100,000
Accounts payable	191,000	250,000
Accrued expenses	1,529,000	(566,000)
Other liabilities	(553,000)	1,012,000

Cash flows (used) provided by operating activities	(99,000)	7,048,000

Investing activities
Acquisition of business, net of cash acquired	(2,250,000)	(8,489,000)
Payment of acquisition earn-out	(1,100,000)	(2,210,000)
Payment of purchases of property and equipment	(186,000)	(1,109,000)
Proceeds from sale of assets	62,000	28,000

Cash flows used by investing activities	(3,474,000)	(11,780,000)

Financing activities
Credit line, net activity	4,210,000	2,320,000
Proceeds from debt for acquisition	—	3,600,000
Payments of debt	(1,249,000)	(1,049,000)
Proceeds from exercise of warrants	—	168,000

Cash flows provided by financing activities	2,961,000	5,039,000

Net (decrease) increase in cash	(612,000)	307,000
Cash, beginning of period	1,107,000	800,000

Cash, end of period	$495,000	$1,107,000

Supplemental disclosures of noncash activities:
Cash paid during the period for interest	$105,000	$318,000
Cash paid during the period for income taxes	396,000	267,000
Increase of goodwill due to accrual of acquisition earnout	$687,000	$1,100,000

Acquisition activity (First Class & LRG 2009; CGL 2008)
Cash	$—	$671,000
Accounts receivable purchased	—	5,856,000
Prepaid expenses	—	95,000
Property and equipment	112,000	415,000
Other assets	—	872,000
Intangible Assets	2,060,000	4,080,000
Goodwill	1,357,000	7,178,000
Liabilities assumed	(42,000)	(4,659,000)

Net assets acquired	3,487,000	14,508,000
Less equity issued, including issuance cost		(4,848,000)
Installment consideration payable	(500,000)	(500,000)
Fair Value of estimated earnouts	(737,000)
Less cash acquired		(671,000)

Net cash paid	$2,250,000	$8,489,000

The accompanying notes are an integral part of the consolidated financial statements.

Express-1 Expedited Solutions, Inc.

Consolidated Statements of Changes in Stockholders’ Equity
For the Two Years Ended December 31, 2009 and 2008

					Additional	Accumulated
	Common Stock		Treasury Stock		Paid in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance, January 1, 2008	27,008,768	$27,000	(180,000)	$(107,000)	21,152,000	$(2,870,000)	$18,202,000
Issuance of stock for exercise of warrants	406,450				168,000		168,000
Stock option expense					198,000		198,000
Issuance of common stock	4,800,000	5,000			4,843,000		4,848,000
AMEX issuance fees					(45,000)		(45,000)
Net income						3,156,000	3,156,000

Balance, December 31, 2008	32,215,218	32,000	(180,000)	(107,000)	26,316,000	286,000	26,527,000
Issuance of stock for exercise of warrants
Stock option expense					172,000		172,000
Issuance of common stock
Net income						1,705,000	1,705,000

Balance, December 31, 2009	32,215,218	$32,000	(180,000)	$(107,000)	$26,488,000	$1,991,000	$28,404,000

The accompanying notes are an integral part of the consolidated financial statements.

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements
Years ended December 31, 2009 and 2008

1.	Significant Accounting Principles

Nature of Business

Express-1 Expedited Solutions, Inc. (“the Company”) provides premium transportation and logistics services to thousands of customers primarily through its three wholly owned subsidiaries:

Express-1, Inc. (Express-1) — provides time critical expedited transportation to its customers. This typically involves dedicating one truck and driver to a load which has a specified time delivery requirement. Most of the services provided are completed through a fleet of exclusive use vehicles that are owned and operated by independent contract drivers. The use of non-owned resources to provide services minimizes the amount of capital investment required and is often described with the terms “non-asset” or “asset-light.” In January of 2009, certain assets and liabilities of First Class Expediting were purchased to complement the operations of Express-1. The financial reporting of this operation has been included with Express-1.

Concert Group Logistics, Inc. (CGL) — provides freight forwarding services through a chain of independently owned stations located throughout the United States. These stations are responsible for selling and operating freight forwarding transportation services within their geographic area under the authority of CGL. In October of 2009, certain assets and liabilities of LRG International were purchased to complement the operations of CGL. The financial reporting of this operation has been included with CGL.

Bounce Logistics, Inc. (Bounce) — provides premium truckload brokerage transportation services to their customers throughout the Unites States.

For specific financial information relating to the above subsidiaries refer to Footnote 19 — Operating Segments.

During 2008, the Company discontinued its Express-1 Dedicated business unit, in anticipation of the cessation of these operations in February 2009. All revenues and costs associated with this operation have been accounted for, net of taxes, in the line item labeled “Income from discontinued operations” for all years presented in the Consolidated Statements of Operations. More information on the discontinuance of the Express-1 Dedicated operations can be found in Footnote 3 — Discontinued Operations.

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

Use of Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that impact the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews its estimates, including but not limited to, purchased transportation, recoverability of long-lived assets, accrual of acquisition earn-outs, recoverability of prepaid expenses, estimated legal accruals, valuation allowances for deferred taxes, valuation of investments and allowance for doubtful accounts, on a regular basis and makes adjustments based on historical experiences and existing and expected future conditions. These evaluations are performed and adjustments are made as information is available. Management believes that these estimates are reasonable and have been discussed with the audit committee; however, actual results could differ from these estimates.

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

The majority of cash is maintained with regional financial institutions located in the United States and Canada. Deposits with these banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand.

The Company continues to mitigate the concentration of credit risk with respect to trade receivables for any one customer by the expansion of customer base, industry base, and service areas. For the year ended December 31, 2009, a domestic automotive manufacturer accounted for approximately 7% of the Company’s consolidated revenue. During 2009, the Company generated approximately 9% of its consolidated revenue from the Big Three domestic automotive manufacturers. Additionally, at December 31, 2009, account receivable balances related to the Big Three automotive makers equaled 9% of the Company’s consolidated account receivable balance. The concentration of credit risk extends to major automotive industry suppliers and international automotive manufacturers. The Company also services many customers who support and derive revenue from the automotive industry exclusive of the Big Three and their major suppliers.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of account receivables, customers payment history and the customer’s current ability to pay its obligation. Based on managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of $225,000 and $133,000 is considered necessary as of December 31, 2009 and 2008, respectively. We do not accrue interest on past due receivables.

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

Years

Land	0
Building and improvements	39
Revenue equipment	3-7
Office equipment	3-10
Warehouse equipment and shelving	3-7
Computer equipment and software	3-5
Leasehold improvements	Lease term

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

Goodwill

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. The Company follows the provisions of US GAAP in its accounting of goodwill, which requires an annual impairment test for goodwill and intangible assets with indefinite lives. The first step of the impairment test requires that the Company determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. There was no impairment of goodwill associated with the Company’s remaining operations, for the years ended December 31, 2009 and 2008. In the future, the Company will perform the annual test during its fiscal third quarter unless events or circumstances indicate impairment of the goodwill may have occurred before that time. For a more complete analysis of this item refer to Footnote 7 — Goodwill.

Identified Intangible Assets

The Company follows the provisions of US GAAP in its accounting of identified intangible assets, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. During 2009 and 2008, there was no impairment of intangible assets. For a more complete analysis of this item refer to Footnote 8 — Identified Intangible Assets.

Other Long-Term Assets

Other long-term assets consist primarily of: balances representing various deposits, the long-term portion of the Company’s non-qualified deferred compensation plan, and notes receivable from various CGL independent station owners. Also included within this account classification are incentive payments to independent station owners within the Concert Group Logistics network. These payments are made by Concert Group Logistics to certain station owners as an incentive to join the network. These amounts are amortized over the life of each independent station contract and the unamortized portion is recoverable in the event of default under the terms of the agreements

Estimated Fair Value of Financial Instruments

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

Within its Concert Group Logistics business unit, the Company utilizes an alternative point in time to recognize revenue. Concert Group Logistics revenue and associated operating expenses are recognized on the date the freight is picked up from the shipper. This alternative method of revenue recognition is not the preferred method of revenue recognition as prescribed within US GAAP. This method recognizes revenue and associated expenses prior to the point in time that all services are completed; however, the use of this method does not result in a material difference. The Company has evaluated the impact of this alternative method on its consolidated financial statements and concluded that the impact is not material to the financial statements.

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

Income Taxes

Taxes on income are provided in accordance with US GAAP. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax basis of particular assets and liabilities in addition to the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the enactment date. A valuation allowance is provided to offset the net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. For a more complete analysis of this item refer to Footnote 14 — Income Taxes.

Accounting for Uncertainty in Income Taxes is determined based on US GAAP, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. US

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

GAAP also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. As of December 31, 2009, the Company had no uncertain tax positions that require disclosure or accrual. During 2009, the Internal Revenue Service completed its review of the Company’s 2006 tax year, and based upon the review, no assessments or adjustments were required.

Stock Option Plan

The Company accounts for share-based compensation in accordance with US GAAP. The Company has recorded compensation expense related to stock options of $172,000 and $198,000 for the years ended December 31, 2009 and 2008, respectively.

The Company has in place a stock option plan approved by the shareholders for 5,600,000 shares of its common stock. Through the plan, the Company offers stock options to employees and directors which assist in recruiting and retaining these individuals. Options generally become fully vested three to five years from the date of grant and expire five to ten years from grant date. As of December 31, 2009, the Company had 2,457,000 shares available for future stock option grants under its existing plan. Under the plan, the Company may also grant restricted stock awards, subject to the satisfaction by the recipient of certain conditions specified in the restricted stock grant.

The weighted-average fair value of each stock option recorded in expense for the years ended December 31, 2009 and 2008 were estimated on the date of grant using the Black-Scholes option pricing model and were amortized over the vesting period of the underlying options. The Company has used one grouping for the assumptions, as its option grants are primarily basic with similar characteristics. The expected term of options granted has been derived based upon the Company’s history of actual exercise behavior and represents the period of time that options granted are expected to be outstanding. Historical data was also used to estimate option exercises and employee terminations. Estimated volatility is based upon the Company’s historical market price at consistent points in a period equal to the expected life of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and the dividend yield is zero. The assumptions outlined in the table below were utilized in the calculations of compensation expense from option grants in the reporting periods reflected.

	Twelve Months Ended December 31,
	2009	2008

Risk-free interest rate	2.8%	3-4%
Expected life	5.1 years	5-6 years
Expected volatility	35%	35%
Expected dividend yield	none	none
Grant date fair value	$0.31	$0.37

As of December 31, 2009, the Company had approximately $137,000 of unrecognized compensation cost related to non-vested share-based compensation that is anticipated to be recognized over a weighted average period of approximately .9 years. Remaining estimated compensation expense related to existing share-based plans is $87,000, $43,000 and $7,000 for the years ending December 31, 2010, 2011 and thereafter, respectively.

At December 31, 2009, the aggregate intrinsic value of warrants and options outstanding was $573,000. During the year ended December 31, 2008, warrants representing 153,250 shares were exercised and the Company received approximately $168,000 in cash from these transactions. Also during the year, warrants representing 854,747 shares of the Company’s stock were exercised in a cashless manner, wherein the Company did not receive cash proceeds from the transaction. During the years ended December 31, 2009 and 2008, stock options with a fair value of $199,000 and $261,000 vested, respectively. For additional information regarding our plan refer to Footnote 12 — Equity.

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

	For the Year Ended December 31,
	2009	2008

Income from continuing operations	$1,690,000	$2,817,000
Income from discontinued operations	15,000	339,000

Net income	$1,705,000	$3,156,000
Basic shares outstanding	32,035,218	31,453,765
Diluted shares outstanding	32,167,447	31,757,164
Basic earnings per share
Income from continuing operations	$0.05	$0.09
Income from discontinued operations	$0.00	$0.01
Net Income	$0.05	$0.10
Diluted earnings per share
Income from continuing operations	$0.05	$0.09
Income from discontinued operations	$0.00	$0.01
Net Income	$0.05	$0.10

The Company has in place an Employee Stock Ownership Plan (ESOP). Shares issued to this plan are included in the denominator of the earnings per share calculation. Dilutive shares outstanding from Company’s ESOP were 255,000 for the years ended December 31, 2009 and 2008, respectively. For a more complete analysis of this item refer to Footnote 16 — Employee Benefit Plans.

Recently Issued Financial Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which was primarily codified into Topic 105 “Generally Accepted Accounting Principles”, in the Accounting Standards Codification (“ASC”). This standard will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EFIT”), and related accounting literature. This standard reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. The guidance will be effective for financial statements issued for reporting periods that end after September 15, 2009. Beginning in the third quarter of 2009, this guidance impacts the Company’s financial statements and related disclosures as all references to authoritative accounting literature reflect the newly adopted codification.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which was primarily codified into Topic 855 Subsequent Events” in the ASC. The guidance establishes principles and requirements for subsequent events. Specifically, it sets forth guidance pertaining to the period after the balance sheet date during which management should consider events and transactions for potential recognition or disclosure, circumstances under which an event or transaction would be recognized after the balance sheet date and the required disclosures that should be made

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

about events or transactions that occurred after the balance sheet date. The guidance is effective for interim or annual financial periods ending after June 15, 2009, and as such, became effective for the Company on June 30, 2009.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, which was primarily codified into Topic 805 “Business Combinations” in the ASC. This standard modifies certain aspects of how the acquiring entity recognizes and measures the identifiable assets, the liabilities assumed and the goodwill acquired in a business combination. The guidance is effective for fiscal years beginning after December 15, 2008 and impacted the nature of the acquisitions the Company completed in 2009. For additional information, please refer to Footnote 13 — Acquisitions.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”, which was primarily codified into Topic 350 “Intangibles — Goodwill and Other” in the ASC. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and require enhanced related disclosures. The guidance must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning December 15, 2008. This guidance became effective for the Company on January 1, 2009, and impacted the nature of the acquisitions the Company completed in 2009. Please refer to Footnote 13 — Acquisitions.

The Company’s management does not believe that other recent codified pronouncements by the FASB will have a material impact on the Company’s current or future financial statements.

2.	Subsequent Events

The Company has determined that there were no subsequent events requiring disclosure or adjustment to the consolidated financial statements.

3.	Discontinued Operations

During the fourth quarter of 2008, the Company discontinued it Express-1 Dedicated business unit. The Company had operated this unit under the terms of a dedicated contract to supply transportation services to a domestic automotive manufacturer.

Substantially all of the assets of Express-1 Dedicated have been redeployed in other operating units of the Company, and therefore, no impairment charges were recorded on the Company’s financial statements during 2009 or 2008. Management does not anticipate recording any additional material activity on its discontinued operations in future periods.

The following table reflects the revenue, operating expenses, gross margins, and net income of the Company’s discontinued Express-1 Dedicated business unit for 2009 and 2008.

	Year Ended December 31,
	2009	2008

Operating revenue	$666,000	$4,921,000
Operating expense	532,000	3,805,000

Gross margin	134,000	1,116,000
Sales, general and administrative	106,000	527,000

Income before tax provision	28,000	589,000
Tax provision	13,000	250,000

Net income	$15,000	$339,000

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

4.	Accounts Receivable

	2009	2008

Accounts receivable	$17,794,000	$12,335,000
Less: Allowance for doubtful accounts	(225,000)	(133,000)

	$17,569,000	$12,202,000

The activity in the Company’s allowance for doubtful accounts during the year ended December 31, 2009 and 2008 is summarized below:

	2009	2008

Balance at beginning of year	$133,000	$77,000
Additions: Charged to cost and expense	92,000	117,000
Deductions and adjustments	—	(61,000)

Balance at end of year	$225,000	$133,000

5.	Property and Equipment

	Years Ending December 31,
	2009	2008

Buildings	$1,115,000	$1,115,000
Leasehold improvement	241,000	228,000
Office equipment	435,000	378,000
Trucks and trailers	1,725,000	1,884,000
Warehouse equipment	117,000	115,000
Computer equipment	1,091,000	1,066,000
Computer software	724,000	575,000

	5,448,000	5,361,000
Less: accumulated depreciation	(2,651,000)	(2,220,000)

Total property and equipment	$2,797,000	$3,141,000

Included within this schedule are assets financed with capital leases. The cost of these assets is approximately $44,000 and $225,000 as of December 31, 2009 and 2008, respectively. Accumulated depreciation on these assets was $8,000 and $185,000 as of December 31, 2009 and 2008, respectively.

Depreciation expense of property and equipment totaled approximately $608,000 and $664,000 for the years ended December 31, 2009 and 2008, respectively.

Within our Consolidated Statement of Operations, depreciation expense is included in both “direct expense” and “sales general and administrative expense”. For 2009 and 2008 depreciation expense of $191,000 and $300,000 was included within the line item “direct expense,” while depreciation expense of $417,000 and $364,000 was included within the line “sales, general and administrative expense”, respectively.

6.	Loans and Advances

In conjunction with its restructuring activities and the related disposal of its Temple operations, the Company entered into a loan with the buyer of this operation in July 2005. The loan called for the borrower to remit to the Company payments spread equally over a sixty month period beginning in July 2006. Interest on this borrowing accrued at the rate of 6% per annum.

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2009 and 2008, the Company had outstanding balances on this note receivable of $73,000 and $104,000 of which approximately $43,000 and $41,000 was classified as short term, respectively.

7.	Goodwill

The change in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 is as follows:

Balance at January 1, 2008	$7,737,000
CGL Purchase	6,678,000
Contingent contractually earned payments (CGL)	500,000

Balance at December 31, 2008	14,915,000
Contingent contractually earned payments (CGL)	687,000
LRG Purchase	1,357,000

Balance at December 31, 2009	$16,959,000

In October 2009, the Company, through its subsidiary Concert Group Logistics, Inc., acquired certain assets of LRG International, Inc., a Florida based international forwarding company (“LRG”). As consideration the former owners of LRG were paid $2,000,000 in cash at closing, and will receive $500,000 on the one year anniversary of the closing. Additionally, if certain financial targets are achieved by the division during 2010 and 2011, earn-out consideration totaling up to $900,000 over the two year period will also be due the former owners. The fair value liability of the potential earn-out payments based on the Company’s third-party valuation was approximately $737,000 as of December 31, 2009. The earn-out payments may be made in cash, shares of XPO’s common stock, or a combination of the two, at the discretion of the Company. In accordance with US GAAP, goodwill included at December 31, 2009 is based upon estimated total consideration management expects to pay through the earnout period.

In conjunction with the purchase of Concert Group Logistics, LLC in January, 2008, the Company entered into a new contractual arrangement which resulted in the creation of goodwill. In addition to the goodwill created at the time of the initial transaction, the contract provided for contingent consideration to be paid to the former owners of Concert Group Logistics, LLC in the event certain performance measures were achieved in 2008 and 2009. In the first quarter of 2009, the Company entered into an agreement wherein all earnout and contractual obligations related to the CGL purchase were settled with the former owners of Concert Group Logistics, LLC for the amount of $1.1 million. For additional information refer to Footnote 13 — Acquisitions.

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

8.	Identified Intangible Assets

	Year Ending December 31,
	2009	2008

Intangible not subject to amortization:
Trade name	$6,640,000	$6,420,000
Intangibles subject to amortization:
Employee contracts, net of accumulated amortization of $235,000 and $200,000 respectively	35,000	—
Non-compete agreements, net of accumulated amortization of $537,000 and $328,000, respectively	226,000	271,000
Independent Participant Network, net of accumulated amortization of $392,000 and $196,000, respectively	588,000	784,000
Customer relationships, net of accumulated amortization of $429,000 and $347,000, respectively	1,470,000	147,000
Other intangibles, net of accumulated amortization of $605,000 and $507,000, respectively	216,000	9,000

Total identifiable intangible assets	$9,175,000	$7,631,000

The following is a schedule by year of future expected amortization expense related to identifiable intangible assets as of December 31, 2009:

2010	$626,000
2011	491,000
2012	428,000
2013	232,000
2014	203,000
Thereafter	775,000

Total future expected amortization expense	$2,755,000

The Company recorded amortization expense of approximately $580,000 and $450,000 for the years ended December 31, 2009 2008, respectively.

9.	Notes Payable and Capital Leases

The Company enters into notes payable and capital leases with various third parties from time to time to finance certain operational equipment and other assets used in its business operations. The Company also uses financing for acquisitions and business start ups, among other items. Generally these loans and capital leases bear interest at market rates, and are collateralized with accounts receivable, equipment and certain assets of the Company.

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

The table below outlines the Company’s notes payable and capital lease obligations as of December 31, 2009 and 2008.

			Year Ending December 31,
	Interest rates	Term (months)	2009	2008

Capital leases for equipment	18%	24 - 60	$28,000	$35,000
Note payable	1.7%	36	1,400,000	2,600,000

Total note payable and capital leases			1,428,000	2,635,000
Less: current maturities of long-term debt			1,215,000	1,235,000

Non-current maturities of long term-debt			$213,000	$1,400,000

The Company recorded interest expense associated with capital leases of $5,000 and $4,000 for the years ended December 31, 2009 and 2008, respectively. For these same years, the Company recorded gross payments for capital lease obligations of $54,000 and $53,000, respectively. The Company also recorded interest expense for the above note payable of $37,000 and $122,000 for the years ending December 31, 2009 and 2008, respectively. Gross payments for the note payable for the same years totaled $1,237,000 and $1,122,000, respectively.

The following is a schedule by year of future minimum principal payments required under the terms of the above notes payable and capital lease obligations as of December 31, 2009:

2010	$1,215,000
2011	213,000

Total future principal payments	$1,428,000

The Company estimates it will incur interest expense associated with capital leases included within the total minimum principal schedule above amounting to approximately $2,000 in 2010. The Company also estimates it will incur interest expense associated with notes payable included within the total minimum principal schedule above amounting to $24,000 and $3,000, respectively.

10.	Revolving Credit Facilities

The Company entered into a new credit facility with National City Bank in January, 2008. This facility provides for a receivables based line of credit of up to $11.0 million and a term note of $3.6 million. The Company may draw upon the receivables based line of credit the lesser of $11.0 million or 80% of eligible accounts receivables, less amounts outstanding under letters of credit. To fund the purchase of Concert Group Logistics, LLC, the Company drew approximately $3.6 million on the term facility and $5.4 million on the receivables based line of credit. Substantially all the assets of the Company and its wholly owned subsidiaries (Express-1, Inc., Concert Group Logistics, Inc. and Bounce Logistics, Inc.) are pledged as collateral securing performance under the terms of the commitment. The outstanding balance on the line of credit was approximately $6,530,000 and $2,320,000 at December 31, 2009 and 2008, respectively.

The line bears interest based upon a spread above thirty-day LIBOR with an initial increment of 125 basis points above thirty-day LIBOR for the receivables line and 150 basis points above thirty-day LIBOR for the term note. Amortizing over a thirty-six month period, the term note requires monthly principal payments of $100,000 together with accrued interest be paid until retired. The Company’s interest rate spread remained LIBOR plus 150 basis points for the term loan and LIBOR plus 125 basis points for the receivables based line, as of December 31, 2009. The weighted average of interest on the credit facility was approximately 1.53% and the rates are adjusted monthly.

The line carries certain covenants related to the Company’s financial performance. Adherence by the Company to the covenants and specific performance by the Company under the covenants directly impacts the Company’s

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

compliance with the terms and conditions of the agreement. In the event the Company fails to meet one or more financial covenants, the Company could be deemed in default of its credit agreement. Included among the covenants are a fixed charge coverage ratio and a total funded debt to earnings before interest and taxes, plus depreciation and amortization ratio. As of December 31, 2009, the Company was in compliance with all terms under the credit facility and no events of default existed under the terms of this agreement. Available capacity in excess of outstanding borrowings under the line was approximately $4.1 million as of December 31, 2009. The credit facility matures on May 31, 2010.

The Company had outstanding standby letters of credit at December 31, 2009 of $335,000 related to insurance policies. Amounts outstanding for letters of credit reduce the amount available under the Company’s line of credit facilities, dollar-for-dollar.

11.	Commitments and Contingencies

Lease Commitments

The following is a schedule by year of future minimum payments required under operating leases for various transportation and office equipment and real estate lease commitments that have an initial or remaining non-cancelable lease term as of December 31, 2009.

Current
Operations

For the years ended December 31,
2010	$480,000
2011	520,000
2012	223,000
2013	40,000

Total	$1,263,000

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

Convertible Preferred Stock

The authorized preferred stock of the Company consists of 10,000,000 shares at $0.001 par value, of which no shares were issued and outstanding as of December 31, 2009 and 2008. The authorized preferred stock is comprised

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

of three classes: Series A — Redeemable, Series B — Convertible and Series C — Redeemable, each with differing terms, rates of interest and conversion rights.

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

Options generally become fully vested three to five years from the date of grant and expire five to ten years from the grant date. As of December 31, 2009 the Company has 3,143,000 options outstanding and an additional 2,457,000 options available for future grants under the existing plan.

In addition, the Company has historically issued warrants related to raising capital. As of December 31, 2009, all previously issued warrants have either expired or have been exercised and no outstanding warrants exist at year end.

The following table summarizes the Company’s stock option and warrant activity with related information:

	Warrants	Exercise	Weighted Average
	Options	Price Range	Exercise Price

Warrants & options outstanding a January 1, 2008	11,769,000	$.57 - 2.75	$1.47
Warrants issued	32,000	1.25	1.25
Warrants exercised	(1,008,000)	1.00 - 1.50	1.04
Warrants cancelled/expiring	(4,262,000)	1.15 - 1.40	1.36
Options granted	660,000	0.92 - 1.20	1.41
Options expired/cancelled	(1,330,000)	1.25 - 1.75	1.71

Warrants & options outstanding at December 31, 2008	5,861,000	.57 - 2.75	1.52
Warrants cancelled/expiring	(2,252,000)	1.50 - 2.20	2.05
Options granted	175,000	0.67 - 1.03	0.89
Options expired/cancelled	(641,000)	.079 - 2.75	1.29

Options outstanding at December 31, 2009	3,143,000	$.57 - 1.48	$1.14

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes information about options outstanding and exercisable as of December 31, 2009:

	Outstanding Options			Exercisable Options
		Weighted			Weighted
		Average	Weighted		Average	Weighted
	Number	Remaining	Average	Number	Remaining	Average
	Outstanding	Life	Price	Exercisable	Life	Price

Range of Exercise
$0.57 - $1.48	3,143,000	5.1	$1.14	2,697,000	4.6	$1.16

Equity Funding

During 2008, the Company issued 5,206,450 shares of its common stock, with 4,800,000 of these shares being issued to the sellers of Concert Group Logistics, LLC to fund the Express-1 Expedited Solutions’ purchase of certain assets of the company. The remaining 406,450 shares of common stock were issued in conjunction with the exercise of warrants.

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

Concert Group Logistics

On January 31, 2008, the Company completed the purchase of substantially all assets and certain liabilities of Downers Grove, Illinois based Concert Group Logistics, LLC. (“Concert LLC”). With an effective transaction date of January 1, 2008, the Company completed the purchase through a newly formed subsidiary Concert Group Logistics, Inc.

At closing the Company paid the former owners of Concert LLC total consideration of $9.0 million in cash and 4.8 million shares of the Company’s common stock. The Company received $3.2 million of assets consisting of cash, receivables, office equipment and other current assets, net of liabilities acquired in the transaction. The Company financed the acquisition through a new line of credit, a new term note payable and cash available from working capital.

The acquisition was accounted for as a purchase and the results of operations of the acquired businesses have been included in the consolidated financial statements from the effective date of the acquisition forward. The Company allocated the cost of the acquisition to the assets acquired and the liabilities assumed based upon estimated fair values. The Company utilized third party analysis in the formulation of its allocations and estimates for this valuation.

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the components of intangible assets associated with the acquisition:

	Fair Value	Useful Lives

Trademark/name	$3,070,000	Indefinite
Independent participant network	980,000	5 years
Non-compete agreements	30,000	4 years

Total identifiable intangible assets	$4,080,000

First Class

In January of 2009, the Company purchased certain assets and liabilities from First Class Expediting Services Inc. (FCES). FCES was a Rochester Hills; Michigan based company providing regional expedited transportation in the Midwest. The Company paid the former owners of FCES $250,000 in cash and received approximately $40,000 of net assets consisting of primarily fixed assets net of related debt. The Company funded the transaction through cash available from working capital.

For financial reporting purposes, First Class is included with the operating results of Express-1. The Company has recognized identifiable intangible assets of $210,000 amortizable over a 2-5 year period. The Company has not included proforma statement presentation for First Class due to its immateriality.

LRG

On October 1, 2009, CGL purchased certain assets and liabilities of Tampa, Florida based LRG International, Inc. (LRG), an international freight forwarder. The LRG purchase complements and expands CGL’s ability to move international freight competitively. The transaction has an effective date of October 1, 2009. LRG’s financial activity is included within CGL’s segment information.

At closing the Company paid the former owners of LRG $2 million in cash. The Company used its existing line of credit to finance the transaction. On the one year anniversary, the Company will pay the former owners $500,000. The transaction also provides for potential earn-outs of $900,000 provided certain performance criteria are met within the new division of CGL over a 2 year period. The Company recorded a liability of $737,000 as of December 31, 2009 for these earn-outs. The Company has the discretion of paying the additional consideration in the form of cash, stock or any combination thereof.

The Company accounted for the acquisition as a purchase and included the results of operation of the acquired business in the consolidated financial statements from the effective date of the acquisition.

The following table sets forth the components of identifiable intangible assets associated with the acquisition:

	Fair Value	Useful Lives

Trademark/name	$220,000	5 years
Association memberships	160,000	5 years
Customer list	1,410,000	12 years
Non-compete agreements	60,000	5 years

Total identifiable intangible assets	$1,850,000

The following unaudited Proforma consolidated information presents the results of operations of the Company for the twelve months ended December 31, 2009 and 2008, as if the acquisition of LRG International, Inc. had taken place at the beginning of each year presented. Proforma results presented within the table do not include adjustments for amortization of intangibles and depreciation of fixed assets as a result of the LRG purchase.

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Proforma Consolidated Results (Unaudited)
	For the Years Ended December 31,
	2009	2008

Operating revenue	$106,540,000	$121,713,000
Income from continuing operations before tax	3,409,000	5,225,000
Income from continuing operations	$1,911,000	$3,125,000
Basic income from continuing operations per share	0.06	0.11
Diluted income from continuing operations per share	0.06	0.11

14.	Income Taxes

	Year Ended December 31,
	2009	2008

Current
Federal	$172,000	$109,000
State	453,000	19,000

	625,000	128,000

Deferred
Federal	591,000	1,712,000
State	122,000	304,000

	713,000	2,016,000

Total income tax provision	1,338,000	2,144,000
Income tax provision included in discontinued operations	13,000	250,000

Income tax provision included in continuing operations	$1,325,000	$1,894,000

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	Year Ended December 31,
	2009	2008

Income tax provision at statutory rate	$1,038,000	$1,832,000
Increase (decrease) in income tax due to:
State tax provision	379,067	326,000
All other non-deductible items	(79,067)	(14,000)

Total provision for income tax	$1,338,000	$2,144,000

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

The tax effects of temporary differences that give rise to significant portions of the current and non-current deferred tax asset at December 31, 2009 and 2008 are as follows:

	Year Ended December 31,
	2009	2008

Current deferred tax items
Allowance for doubtful accounts	$90,000	$56,000
Prepaid expenses	(98,000)	(149,000)
Adverse lease accrual	—	20,000
Charitable contributions	—	10,000
Accrued expenses	90,000	103,000
Accrued insurance claims	271,000	69,000
Unrealized currency loss	—	22,000
Net operating loss	—	362,000

Total deferred tax asset, current	$353,000	$493,000

Non-current deferred tax items
Property plant & equipment	$(138,000)	$(107,000)
Amortization expense	(1,615,000)	(999,000)
Accrued expenses	115,000
Accrued deferred compensation	125,000	130,000
Stock option expense	222,000	206,000
AMT credit	—	187,000
Net operating loss	135,000

Total deferred tax liability, long-term	(1,156,000)	(583,000)

Total deferred liability	$(803,000)	$(90,000)

As of December 31, 2009, the Company has no remaining federal net operating loss carry forward, and state net operating loss carry forwards totaling approximately $1,900,000 which begin expiring in 2021.

15.	Related Party Transactions

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

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

In April 2009, the Company contracted the services of Daniel Para to serve as the Director of Business Development. Mr. Para will manage all Company activity related to mergers and acquisitions. His remuneration for these services is $10,000 per month.

In January 2008, in conjunction with the Concert Group Logistics acquisition, the Company entered into a lease for approximately 6,000 square feet of office space located within an office complex at 1430 Branding Avenue, Downers Grove, Illinois 60515. The lease calls for, among other general provisions, rent payments in the amount of $101,000, $104,000 and $107,000 to be paid for 2010 and the two subsequent years thereafter. The building is owned by an Illinois Limited Liability Company, which has within its ownership group, Daniel Para, the former CEO of Concert Group Logistics, LLC.

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

The above transactions are not necessarily indicative of amounts, terms and conditions that the Company may have received in transactions with unrelated third part

16.	Employee Benefit Plans

The Company has a defined contribution 401(k) salary reduction plan intended to qualify under section 401(a) of the Internal Revenue Code of 1986 (“401(k) Plan”). The Salary Savings Plan allows eligible employees, as defined in the plan document, to defer up to fifteen percent of their eligible compensation, with the Company contributing an amount determined at the discretion of the Company’s Board of Directors. The Company contributed approximately $65,000 and $173,000 to the 401(k) Plan for the years ended December 31, 2009 and 2008, respectively.

The Company also maintains a Non-qualified Deferred Compensation Plan for certain employees. This plan allows participants to defer a portion of their salary on a pretax basis and accumulate tax-deferred earnings plus interest. These deferrals are in addition to those allowed in the Company’s 401(k) plans. The Company provides a discretionary matching contribution of 25 percent of the employee contribution, subject to a maximum Company contribution of $2,500 per employee. The Company’s matching contribution expense for such plans was $0 and $0 for the years ended December 31, 2009 and 2008, respectively. In addition, the Company contributed $0, and $30,000 for the years ended December 31, 2009 and 2008, respectively. This additional contribution to the plan was to fulfill contractual obligations. During the 4th quarter of 2009 the Company decided to terminate this benefit plan effective in January of 2010.

The Company has in place an Employee Stock Ownership Plan (“ESOP”) for all employees. The plan allows employer contributions, at the sole discretion of the board of directors. To be eligible to receive contributions the

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

employee must complete one year of full time service and be employed on the last day of the year. Contributions to the plan vest over a five-year period. The Company did not contribute shares to the ESOP in 2009 or 2008.

	ESOP Shares	Stock		Expense
	Awarded	Valuation	Issuance Date	Recognized

Outstanding prior to 2005	25,000	1.20	3/31/2005	$30,000
2005	50,000	0.74	10/6/2006	124,000
2006	90,000	1.38	4/10/2007	101,000
2007	90,000	1.12	12/11/2007	101,000
2008	—	—		2,000
2009	—	—		40,000

Total	255,000			$398,000

In addition to stock contributions in the ESOP Plan, the Company has on occasion contributed cash to provide for the payment of plan benefits and general plan expenses. The company contributed cash of $40,000 and $2,000 to the plan in the years ended December 31, 2009 and 2008, respectively.

17.	Employment Agreements

The Company has in place with certain managers and executive’s employment agreements calling for base compensation payments totaling $1,382,000, $929,000 and $616,000 for the years ending December 31, 2010, 2011, and 2012, respectively. These agreements expire on various dates within the listed periods and also provide for performance based bonus and stock awards, provided the Company’s performance meets defined performance objectives. These employment contracts vary in length and provide for continuity of employment pending termination “for cause” for the covered individuals.

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

18.	Quarterly Financial Data

Express-1 Expedited Solutions, Inc.

Quarterly Financial Data (Unaudited)

	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009

Operating revenues	$20,072,000	$22,243,000	$26,211,000	$31,610,000
Direct expenses	16,856,000	18,606,000	21,482,000	26,452,000

Gross margin	3,216,000	3,637,000	4,729,000	5,158,000

Sales, general and administrative	3,243,000	3,006,000	3,284,000	4,036,000
Other expense	(10,000)	19,000	19,000	23,000
Interest expense	22,000	26,000	26,000	31,000

Income from continuing operations before tax	(39,000)	586,000	1,400,000	1,068,000
Income tax provision	(14,000)	273,000	599,000	467,000

Income from continuing operations	(25,000)	313,000	801,000	601,000
Income from discontinued operations, net of tax	30,000	(25,000)	10,000	—

Net income	$5,000	$288,000	$811,000	$601,000

Basic income per share
Income from continuing operations	$—	$0.01	$0.03	$0.02
Income from discontinued operations	—	—	—	—
Net income	—	0.01	0.03	0.02
Diluted income per share
Income from continuing operations	—	0.01	0.02	0.02
Income from discontinued operations	—	—	—	—
Net income	$—	$0.01	$0.02	$0.02

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008

Operating revenues	$23,716,000	$29,675,000	$31,117,000	$24,954,000
Direct expenses	19,606,000	24,925,000	26,164,000	20,933,000

Gross margin	4,110,000	4,750,000	4,953,000	4,021,000

Sales, General and Administrative	3,150,000	3,389,000	3,148,000	2,977,000
Other expense	3,000	12,000	21,000	69,000
Interest expense	80,000	99,000	94,000	81,000

Income from continuing operations before tax	877,000	1,250,000	1,690,000	894,000
Income tax provision	341,000	508,000	665,000	380,000

Income from continuing operations	536,000	742,000	1,025,000	514,000
Income from discontinued operations, net of tax	107,000	32,000	127,000	73,000

Net income	$643,000	$774,000	$1,152,000	$587,000

Basic income per share
Income from continuing operations	$0.02	$0.02	$0.03	$0.02
Income from discontinued operations	—	—	—	—
Net income	0.02	0.02	0.04	0.02
Diluted income per share
Income from continuing operations	0.01	0.02	0.04	0.02
Income from discontinued operations	—	—	—	—
Net income	$0.02	$0.02	$0.04	$0.02

19.	Operating Segments

The Company has three reportable segments based on the type of service provided, to its customers:

•	Express-1, which provides expedited transportation services throughout North America.

•	Concert Group Logistics, which provides domestic and international freight forwarding services through a network of independently owned stations, and

•	Bounce Logistics which provides premium freight brokerage services for truckload shipments needing a high degree of customer service.

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

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following schedule identifies select financial data for each of the business segments.

Express-1 Expedited Solutions, Inc
Business Unit Data

						Total	Discontinued
		Concert Group				Continuing	Operations
Year Ended December 31, 2009	Express-1	Logistics	Bounce	Corporate	Eliminations	Operations	E-1 Dedicated

Revenues	$50,642,000	$41,162,000	$10,425,000		$(2,093,000)	$100,136,000	$666,000
Operating income (loss) from continuing operations	3,446,000	1,121,000	458,000	(1,854,000)		3,171,000	28,000
Depreciation and amortization	711,000	452,000	27,000			1,190,000	1,000
Interest expense		76,000	24,000	5,000		105,000
Tax provision (benefit)				1,325,000		1,325,000	13,000
Goodwill	7,737,000	9,222,000	—			16,959,000
Total assets	23,381,000	23,509,000	2,150,000	16,858,000	(16,859,000)	49,039,000
Year Ended December 31, 2008
Revenues	52,639,000	51,136,000	7,011,000	—	(1,324,000)	109,462,000	4,921,000
Operating income (loss) from continuing operations	5,115,000	1,711,000	(34,000)	(1,622,000)		5,170,000	589,000
Depreciation and amortization	697,000	339,000	14,000	—		1,050,000	64,000
Interest expense	—	332,000	—	22,000		354,000	—
Tax provision (benefit)	—	—	—	1,894,000		1,894,000	250,000
Goodwill	7,737,000	7,178,000	—	—		14,915,000	—
Total assets	$20,025,000	$19,026,000	$1,120,000	$13,678,000	$(12,810,000)	$41,039,000	$643,000

(1)	The total assets of the Express-1 Dedicated business unit have been transferred to the Company’s other operations.

     b) Exhibits

The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below:

Exhibit

3.1	Amended and Restated Certificate of Incorporation of Segmentz, Inc., dated May 17, 2005, filed as Exhibit 3.1 to Form 10-K on March 27, 2008, and incorporated herein by reference.
3.2	Certificate of Amendment to the Certificate of Incorporation of Segmentz, Inc., dated May 31, 2006, filed as Exhibit 3 to Form 8-K on June 7, 2006, and incorporated herein by reference.
3.3	Certificate of Amendment to the Certificate of Incorporation of Express-1 Expedited Solutions, Inc., dated June 20, 2007, filed as Exhibit 3.1 to Form 10-Q on August 14, 2007, and incorporated herein by reference.
3.4	Amended and Restated Bylaws of Express-1 Expedited Solutions, Inc., dated June 20, 2007, filed as Exhibit 3.2 to Form 10-Q on August 14, 2007, and incorporated herein by reference.
3.5	2nd Amended and Restated Bylaws of Express-1 Expedited Solutions, Inc., dated August 30, 2007, filed as Exhibit 3.2 to Form 8-K/A on September 14, 2007, and incorporated herein by reference.
10.1	Asset Purchase Agreement by and among Express-1 Expedited Solutions, Inc., Concert Group Logistics, Inc. and LRG International, Inc., dated October 5, 2009, filed as an exhibit to Form 8-K on October 5, 2009, and incorporated herein by reference.
10.2	Executive Employment Agreement between Express-1 Expedited Solutions, Inc. and David G. Yoder, dated October 20, 2009.
10.3	Mutual Release Agreement Related to EBITDA and Earnout Provisions between Express-1 Expedited Solutions, Inc. and Concert Group Logisitics, LLC and its shareholders, dated February 27, 2009, filed as Exhibit 10.6 to Form 10-K on March 30, 2009 and incorporated herein by reference.
14	Code of Ethics, filed as Exhibit 14 to Form 10-QSB on March 13, 2005, and incorporated herein by reference.
21	Subsidiaries of the Registrant.
23	Consent of Auditors, Pender Newkirk & Company LLP
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)
32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Joseph, MI, on March 26, 2010.

EXPRESS-1 EXPEDITED SOLUTIONS, INC.

By:	/s/ Michael R. Welch
Michael R. Welch
(Chief Executive Officer, President and Director)

By:	/s/ David G. Yoder
David G. Yoder
(Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated:

Signature	Title	Date

/s/ Jim Martell Jim Martell	Chairman of the Board of Directors	March 26, 2010

/s/ Michael R. Welch Michael R. Welch	Chief Executive Officer and Director	March 26, 2010

/s/ David G. Yoder David G. Yoder	Chief Financial Officer	March 26, 2010

/s/ Jennifer Dorris Jennifer Dorris	Director and Chairperson of Audit Committee	March 26, 2010

/s/ Jay Taylor Jay Taylor	Director	March 26, 2010

/s/ John Affleck-Graves John Affleck-Graves	Director	March 26, 2010

/s/ Calvin (Pete) Whitehead Pete Whitehead	Director	March 26, 2010

/s/ Dan Para Dan Para	Director	March 26, 2010