Form 10-Q
period 2010-03-31
EXPRESS-1 EXPEDITED SOLUTIONS INC
filed 2010-05-12
CIK 1166003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2010

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The Registrant has 32,035,218 shares of its common stock outstanding as of May 12, 2010.

Express-1 Expedited Solutions, Inc.
Form 10-Q

Part I — Financial Information
Item 1 — Financial Statements
Express-1 Expedited Solutions, Inc.
Consolidated Balance Sheets

	(Unaudited)
	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash	$920,000	$495,000
Accounts receivable, net of allowances of $171,000 and $225,000 respectively	17,668,000	17,569,000
Prepaid expenses	480,000	158,000
Deferred tax asset, current	413,000	353,000
Other current assets	356,000	459,000

Total current assets	19,837,000	19,034,000

Property and equipment, net of $2,802,000 and $2,651,000 in accumulated depreciation, respectively	2,695,000	2,797,000
Goodwill	16,959,000	16,959,000
Identifiable intangible assets, net of $2,355,000 and $2,198,000 in accumulated amortization, respectively	9,018,000	9,175,000
Loans and advances	177,000	30,000
Other long-term assets	1,067,000	1,044,000

Total long term assets	29,916,000	30,005,000

Total assets	$49,753,000	$49,039,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,215,000	$6,769,000
Accrued salaries and wages	325,000	310,000
Accrued expenses, other	3,715,000	2,272,000
Line of credit	—	6,530,000
Current maturities of notes payable and capital leases	1,678,000	1,215,000
Other current liabilities	378,000	968,000

Total current liabilities	13,311,000	18,064,000

Line of credit	1,521,000	—
Notes payable and capital leases, net of current maturities	3,346,000	213,000
Deferred tax liability, long-term	1,460,000	1,156,000
Other long-term liabilities	847,000	1,202,000

Total long-term liabilities	7,174,000	2,571,000

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares; no shares issued or outstanding		—
Common stock, $.001 par value; 100,000,000 shares authorized; 32,215,218 shares issued; and 32,035,218 shares outstanding	32,000	32,000
Additional paid-in capital	26,518,000	26,488,000
Treasury stock, at cost, 180,000 shares held	(107,000)	(107,000)
Accumulated earnings	2,825,000	1,991,000

Total stockholders’ equity	29,268,000	28,404,000

Total liabilities and stockholders’ equity	$49,753,000	$49,039,000

The accompanying notes are an integral part of the consolidated financial statements.

Express-1 Expedited Solutions, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31, 2010	March 31, 2009
Revenues
Operating revenue	$31,642,000	$20,072,000
Expenses
Direct expense	26,043,000	16,856,000

Gross margin	5,599,000	3,216,000
Sales general and administrative expense	4,075,000	3,243,000

Operating income (loss) from continuing operations	1,524,000	(27,000)

Other expense (income)	20,000	(10,000)
Interest expense	20,000	22,000

Income (loss) from continuing operations before income tax	1,484,000	(39,000)
Income tax provision (benefit)	650,000	(14,000)

Income (loss) from continuing operations	834,000	(25,000)
Income from discontinued operations, net of tax	—	30,000

Net income	$834,000	$5,000

Basic income per share
Income from continuing operations	$0.03	$—
Income from discontinued operations	—	—
Net income	0.03	—
Diluted income per share
Income from continuing operations	0.03	—
Income from discontinued operations	—	—
Net income	$0.03	$—
Weighted average common shares outstanding
Basic weighted average common shares outstanding	32,035,218	32,035,218
Diluted weighted average common shares outstanding	32,577,352	32,150,601
The accompanying notes are an integral part of the consolidated financial statements.

Express-1 Expedited Solutions, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating activities
Net income	$834,000	$5,000
Adjustments to reconcile net income to net cash from operating activities
Provisions for allowance for doubtful accounts	(54,000)	(7,000)
Depreciation & amortization expense	385,000	276,000
Stock compensation expense	30,000	41,000
Gain on disposal of equipment	(1,000)	(31,000)
Changes in assets and liabilities, net of effects of acquisition:
Account receivable	(44,000)	1,138,000
Deferred tax expense	244,000	—
Other current assets	103,000	(539,000)
Prepaid expenses	(322,000)	27,000
Other Long-term assets and advances	(246,000)	91,000
Accounts payable	446,000	(942,000)
Accrued expenses	1,459,000	(40,000)
Other liabilities	(947,000)	(128,000)

Cash provided (used) by operating activities	1,887,000	(109,000)

Investing activities
Acquisition of businesses, net of cash acquired	—	(250,000)
Payment of acquisition earn-out	—	(1,100,000)
Payment for purchases of property and equipment	(49,000)	(25,000)
Proceeds from sale of property and equipment	—	62,000

Cash flows used by investing activities	(49,000)	(1,313,000)

Financing activities
Credit line, net activity	(5,009,000)	1,839,000
Proceeds from credit facility renewal	5,000,000	—
Payments of term debt	(1,404,000)	(335,000)

Cash flows (used) provided by financing activities	(1,413,000)	1,504,000

Net increase in cash	425,000	82,000
Cash, beginning of period	495,000	1,107,000

Cash, end of period	$920,000	$1,189,000

Supplemental disclosure of noncash activities:
Cash paid during the period for interest	$24,000	$19,000
Cash paid during the period for income taxes	173,000	236,000

Acquisition of assets and liabilities (First Class 2009):
Property and equipment		$82,000
Goodwill and other intangible assets		210,000
Liabilities assumed		(42,000)

Total purchase price paid in cash		$250,000

The accompanying notes are an integral part of the consolidated financial statements.

Express-1 Expedited Solutions, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
Three Months Ended March 31, 2010
(Unaudited)

					Additional
	Common Stock		Treasury Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2009	32,215,218	$32,000	(180,000)	$(107,000)	$26,488,000	$1,991,000	$28,404,000
Stock option expense					30,000		30,000
Net income						834,000	834,000

Balance, March 31, 2010	32,215,218	$32,000	(180,000)	$(107,000)	$26,518,000	$2,825,000	$29,268,000

The accompanying notes are an integral part of the consolidated financial statements.

Express-1 Expedited Solutions, Inc.
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
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
     The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position at March 31, 2010 and December 31, 2009 and results of operations for the three month periods ended March 31, 2010 and 2009. The preparation of the financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates.
     These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2009 included in our Annual Report on Form 10-K as filed with the SEC and available on the SEC’s website (www.sec.gov). Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.
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
     Options generally become fully vested three to five years from the date of grant and expire five to ten years from the grant date. During the three-month period ended March 31, 2010, the Company granted 150,000 options to purchase shares of its common stock while cancelling or retiring 150,000 options in the same period. As of March 31, 2010 the Company has 3,143,000 options outstanding and an additional 2,457,000 options available for future grants under the existing plan.
     The weighted-average fair value of each stock option recorded in expense for the three-month period ended March 31, 2010 was estimated on the date of grant using the Black-Scholes option pricing model and amortized over the requisite service period of the underlying options. The Company has used one grouping for the assumptions, as its option grants are primarily basic with similar characteristics. The expected term of options granted has been derived based upon the Company’s history of actual exercise behavior and represents the period of time that options granted are expected to be outstanding. Historical data was also used to estimate option exercises and employee terminations. Estimated volatility is based upon the Company’s historical market price at consistent points in a period equal to the expected life of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and the dividend yield is zero. The weighted average assumptions outlined in the table below were utilized in the calculations of compensation expense from option grants in the reporting period reflected.

	Three Months Ended
	March 31,
	2010	2009
Risk-free interest rate	2.8%	3.9%
Expected life	5.8 years	4.9 Years
Expected volatility	35%	35%
Expected dividend yield	none	none
Grant date fair value	$0.53	$0.33

     The following table summarizes the option activity for the three-month period ended March 31, 2010:

		Weighted Average	Weighted Average
	Options	Exercise Price	Remaining Life

Outstanding at December 31, 2009	3,143,000	$1.14	5.1 Years
Granted	150,000	1.38
Expired	(150,000)	1.25
Exercised	—	—

Outstanding at March 31, 2010	3,143,000	1.15	5.3

Outstanding exercisable at March 31, 2010	2,626,000	$1.16	4.7

     For the three months ended March 31, 2010 and 2009, the Company recognized $30,000 and $41,000, respectively, in stock based compensation.
     As of March 31, 2010, the Company had approximately $180,000 of unrecognized compensation cost related to non-vested share-based compensation that is anticipated to be recognized over a weighted average period of approximately 1.1 years. Estimated remaining compensation expense related to existing share-based plans is $78,000, $68,000, $30,000 and $4,000 for the years ended December 31, 2010, 2011, 2012, and 2013, respectively.
     At March 31, 2010, the aggregate intrinsic value of options outstanding was $993,000 and the aggregate intrinsic value of options exercisable was $804,000. The total fair value of options vested during the three months ended March 31, 2010 and 2009 was $34,000 and $162,000, respectively.
     No options were exercised during the three-month periods ended March 31, 2010 and 2009.
Use of Estimates
     The Company prepares its consolidated financial statements in conformity US GAAP. These principles require management to make estimates and assumptions that impact the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews its estimates, including but not limited to: unbilled revenue, purchased transportation, recoverability of long-lived assets, accrual of acquisition earn-outs, recoverability of prepaid expenses, estimated legal accruals, valuation allowances for deferred taxes, valuation of investments and allowance for doubtful accounts, on a regular basis and makes adjustments based on historical experiences and existing and expected future conditions. These evaluations are performed and adjustments are made as information is available. Management believes that these estimates are reasonable and have been discussed with the audit committee; however, actual results could differ from these estimates.
Reclassifications
     Certain prior year amounts shown in the accompanying consolidated financial statements have been reclassified to conform to the 2010 presentation. These reclassifications did not have any effect on total assets, total liabilities, total stockholders’ equity or net income.
Income Taxes
     Taxes on income are provided in accordance with US GAAP. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax basis of particular assets and liabilities, and the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the enactment date. A valuation allowance is provided to offset the net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated its tax position and concluded no valuation allowance on its deferred tax assets is required, as of March 31, 2010. The Company had previously generated a significant federal net operating loss (NOL)

deduction which had been utilized over the past several years. During 2009 the carry forward deduction was fully utilized and no further NOL benefits will be available for federal tax purposes during 2010. For state tax purposes an NOL still exists and as of March 31, 2010 the NOL benefit equals approximately $1,900,000.
Goodwill
     Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. The Company follows the provisions of US GAAP in its accounting of goodwill, which requires an annual impairment test for goodwill and intangible assets with indefinite lives. The first step of the impairment test requires that the Company determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. The Company performs the annual impairment testing during the third quarter unless events or circumstances indicate impairment of the goodwill may have occurred before that time.
     The Company added $687,000 of goodwill in the first quarter of 2009, as a result of the final earnout settlement related to the acquisition of certain assets and liabilities of Concert Group Logistics, LLC. For a more complete analysis of this item refer to Footnote 7 — Related Party Transactions.
Identified Intangible Assets
     The Company follows the provisions of US GAAP in its accounting of identified intangible assets, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. During the three-month periods ended March 31, 2010, and 2009, there was no impairment of intangible assets.
     The Company added $210,000 of identified intangible assets in the first quarter of 2009, based upon the acquisition of certain assets and liabilities from First Class Expediting Service, Inc (FCES). FCES was a Rochester Hills, Michigan based company providing regional expedited transportation in the Midwest. For financial reporting purposes, First Class is included in the operating results of Express-1. The Company has amortized the intangible assets over a range of 2-5 years. For each of the three-month periods ended March 31, 2010 and 2009, the Company recorded $16,000 of amortization expense related to these assets.
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

	Three Months Ended
	March 31, 2010	March 31, 2009

Income (loss) from continuing operations	$834,000	$(25,000)
Income from discontinued operations	—	30,000

Net income	$834,000	$5,000

Basic weighted shares outstanding	32,035,218	32,035,218
Diluted weighted shares outstanding	32,577,352	32,150,601

Basic earnings per share
Income from continuing operations	$0.03	$—
Income from discontinued operations	—	—
Net income	0.03	—

Diluted earnings per share
Income from continuing operations	0.03	—
Income from discontinued operations	—	—
Net income	$0.03	$—
     Stock shares issued —— No shares of stock were issued during the three-month period ended March 31, 2010.
2. Recent Accounting Pronouncements
     The Company’s management does not believe that recent codified pronouncements by the FASB will have a material impact on the Company’s current or future financial statements.
3. Acquisitions
   First Class
     In January of 2009, the Company purchased certain assets and liabilities from First Class Expediting Services Inc. (FCES). FCES was a Rochester Hills; Michigan based company providing regional expedited transportation in the Midwest. The Company paid the former owners of FCES $250,000 in cash and received approximately $40,000 of net assets consisting primarily of fixed assets net of related debt. The Company funded the transaction through cash available from working capital.

     For financial reporting purposes, First Class is included within the operating results of Express-1. The Company has recognized identifiable intangible assets of $210,000 amortizable over a 2-5 year period.
LRG
     On October 1, 2009, CGL purchased certain assets and liabilities of Tampa, Florida based LRG International, Inc. (LRG), an international freight forwarder. The LRG purchase complements and expands CGL’s ability to move international freight competitively. The transaction has an effective date of October 1, 2009. For financial reporting purposes, LRG is included within the operating results of CGL.
     At closing, the Company paid the former owners of LRG $2 million in cash. The Company used its existing line of credit to finance the transaction. On the one year anniversary of the purchase, the Company will pay the former owners $500,000. The transaction also provides for two potential annual earn-out payments totaling $900,000 provided certain performance criteria are met over a two year period. The Company recorded a liability of $737,000 based on the estimated fair value for these earn-outs. The Company has the discretion of paying the additional consideration in the form of cash, stock or any combination thereof.
     The following table sets forth the components of identifiable intangible assets associated with the acquisition of LRG:

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
     The following table outlines the Company’s debt obligations as of March 31, 2010 and December 31, 2009.

	Interest rates	Term (months)	As of March 31, 2010	As of December 31, 2009
Term notes payable	2.5%	36	$5,000,000	$1,400,000
Capital leases payable	5% - 18%	12 - 36	24,000	28,000

Total notes payable and capital leases			5,024,000	1,428,000
Less: current maturities of notes payable and capital leases			1,678,000	1,215,000

Non-current maturities of notes payable and capital leases			$3,346,000	$213,000

The Company entered into a new five million dollar term note March 31, 2010. Commencing April 30, 2010, the term note is payable in 36 consecutive monthly installments consisting of $139,000 in monthly principal payments plus the unpaid interest accrued on the note. Interest is payable at the one-month LIBOR plus 2.25% (2.50% at March 31, 2010).
6. Revolving Credit Facilities
Line of Credit
     On March 31, 2010, the Company entered a credit facility which provides for a receivables based line of credit of up to $10.0 million. The Company may draw upon the receivables based line of credit the lesser of $10.0 million or 80% of eligible accounts receivable, less amounts outstanding under letters of credit and 50% of the above term loan balance. The proceeds of the line of credit will be used exclusively for working capital purposes.
     Substantially all the assets of the Company and wholly owned subsidiaries (Express-1, Inc., Concert Group Logistics, Inc., Bounce Logistics, Inc., and LRG International, Inc.) are pledged as collateral securing the Company’s performance under the credit facility and in footnote 5 above. The line of credit bears interest based upon one-month LIBOR with an initial increment of 200 basis points.
     The line of credit and term note carry certain covenants related to the Company’s financial performance. Included among the covenants are a fixed charge coverage ratio and a total funded debt to earnings before interest, taxes, depreciation and amortization ratio. As of March 31, 2010, the Company was in compliance with all terms under the line of credit and the above term note and no events of default existed under the terms of the agreements.
     The Company had outstanding standby letters of credit at March 31, 2010 of $410,000 related to insurance policies either continuing in force or recently canceled. Amounts outstanding for letters of credit reduce the amount available under our line of credit, dollar-for-dollar.
     Available capacity in excess of outstanding borrowings under the line was approximately $8.1 million as limited by 80% of the Company’s eligible receivables as of March 31, 2010. The line of credit carries a maturity date of March 31, 2012.
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

     In April 2009, the Company contracted the services of Daniel Para to serve as the Director of Business Development. Mr. Para will manage all Company activity related to mergers and acquisitions. His remuneration for these services was $10,000 per month in 2009. For the three months ended March 31, 2010, his remuneration was $22,500.
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
     Bounce Logistics, Inc. (Bounce) — provides premium truckload brokerage transportation services to their customers throughout the United States.
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
     The following schedule identifies select financial data for each of the business segments.

Express-1 Expedited Solutions, Inc
Segment Data

						Total	Discontinued
		Concert Group				Continuing	Operations
	Express-1	Logistics	Bounce	Corporate	Eliminations	Operations	E-1 Dedicated
Three Months Ended March 31, 2010
Revenues	$16,212,000	$12,938,000	$3,123,000	$—	$(631,000)	$31,642,000	—
Operating income (loss) from continuing operations	1,649,000	256,000	97,000	(478,000)		1,524,000
Depreciation and amortization	167,000	207,000	7,000	4,000		385,000
Interest expense	—	14,000	6,000	—		20,000
Tax provision	688,000	102,000	39,000	(179,000)		650,000
Goodwill	7,737,000	9,222,000	—	—		16,959,000
Total assets	22,796,000	23,472,000	1,826,000	22,746,000	(21,087,000)	49,753,000
Three Months Ended March 31, 2009
Revenues	8,888,000	9,639,000	1,780,000		(235,000)	20,072,000	$666,000
Operating income (loss) from continuing operations	160,000	200,000	41,000	(428,000)		(27,000)	41,000
Depreciation and amortization	180,000	88,000	8,000			276,000	1,000
Interest expense	—	15,000	6,000	1,000		22,000	—
Tax provision	—	—	—	(14,000)		(14,000)	$11,000
Goodwill	7,737,000	7,865,000	—	—		15,602,000
Total assets	$8,701,000	$19,495,000	$1,079,000	$27,427,000	$(15,037,000)	$41,665,000
9. Discontinued Operations
     During the fourth quarter of 2008, the Company discontinued it Express-1 Dedicated business unit. The Company had operated this unit under the terms of a dedicated contract to supply transportation services to a domestic automotive manufacturer.
     Substantially all of the assets of Express-1 Dedicated have been redeployed in other operating units of the Company, and therefore, no impairment charges were recorded on the Company’s financial statements during 2009. Management does not anticipate recording any additional material activity on its discontinued operations in future periods.
     The following table reflects the revenue, operating expenses, gross margins, and net income of the Company’s discontinued Express-1 Dedicated business unit for the three-month period ending March 31, 2009.

Three Months Ended
March 31, 2009
Operating revenue	$666,000
Operating expense	542,000

Gross margin	124,000
Sales, general, and administrative expenses	83,000

Income from continuing operations before tax provision	41,000
Tax provision	11,000

Net income	$30,000

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
Critical Accounting Policies
     The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions. In certain circumstances, those estimates and assumptions can affect amounts reported in the accompanying consolidated financial statements. We have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts will be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2009, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. For the period ended March 31, 2010, there were no significant changes to our critical accounting policies.
New Pronouncements
     The Company’s management does not believe that recent codified pronouncements by the FASB will have a material impact on the Company’s current or future financial statements.
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
     Bounce Logistics, Inc. (Bounce) — provides premium truckload brokerage transportation services to their customers throughout the United States.
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
For the three months ended March 31, 2010 compared to the three months ended March 31, 2009
The following table is provided to allow users to visualize quarterly results within our major reporting classifications. The table does not replace the financial statements, notes thereto, or management discussion contained within this report on Form 10-Q. We encourage users to review these items for a more complete understanding of our financial position and results of operations.

Express-1 Expedited Solutions, Inc.
Summary Financial Table
For the Three Months Ended March 31,
(Unaudited)

					Percent of
			Quarter to Quarter Change		Business Unit Revenue
	2010	2009	In Dollars	In Percentage	2010	2009
Revenues
Express-1	$16,212,000	$8,888,000	$7,324,000	82.4%	51.2%	44.3%
Concert Group Logistics	12,938,000	9,639,000	3,299,000	34.2%	40.9%	48.0%
Bounce Logistics	3,123,000	1,780,000	1,343,000	75.4%	9.9%	8.9%
Intercompany eliminations	(631,000)	(235,000)	(396,000)	-168.5%	-2.0%	-1.2%

Total revenues	31,642,000	20,072,000	11,570,000	57.6%	100.0%	100.0%

Direct expenses
Express-1	12,542,000	6,876,000	5,666,000	82.4%	77.4%	77.4%
Concert Group Logistics	11,528,000	8,752,000	2,776,000	31.7%	89.1%	90.8%
Bounce Logistics	2,604,000	1,463,000	1,141,000	78.0%	83.4%	82.2%
Intercompany eliminations	(631,000)	(235,000)	(396,000)	-168.5%	100.0%	100.0%

Total direct expenses	26,043,000	16,856,000	9,187,000	54.5%	82.3%	84.0%

Gross margin
Express-1	3,670,000	2,012,000	1,658,000	82.4%	22.6%	22.6%
Concert Group Logistics	1,410,000	887,000	523,000	59.0%	10.9%	9.2%
Bounce Logistics	519,000	317,000	202,000	63.7%	16.6%	17.8%

Total gross margin	5,599,000	3,216,000	2,383,000	74.1%	17.7%	16.0%

Selling, general & administrative
Express-1	2,021,000	1,852,000	169,000	9.1%	12.5%	20.8%
Concert Group Logistics	1,154,000	687,000	467,000	68.0%	8.9%	7.1%
Bounce Logistics	422,000	276,000	146,000	52.9%	13.5%	15.5%
Corporate	478,000	428,000	50,000	11.7%	1.5%	2.1%

Total selling, general & administrative	4,075,000	3,243,000	832,000	25.7%	12.9%	16.2%

Operating income from continuing operations
Express-1	1,649,000	160,000	1,489,000	930.6%	10.2%	1.8%
Concert Group Logistics	256,000	200,000	56,000	28.0%	2.0%	2.1%
Bounce Logistics	97,000	41,000	56,000	136.6%	3.1%	2.3%
Corporate	(478,000)	(428,000)	(50,000)	-11.7%	-1.5%	-2.1%

Operating income from continuing operations	1,524,000	(27,000)	1,551,000	5744.4%	4.8%	-0.1%

Interest expense	20,000	22,000	(2,000)	-9.1%	0.1%	0.1%
Other expense	20,000	(10,000)	30,000	300.0%	0.1%	0.0%

Income from continuing operations before tax	1,484,000	(39,000)	1,523,000	3905.1%	4.7%	-0.2%

Tax provision	650,000	(14,000)	664,000	4742.9%	2.1%	-0.1%

Income from continuing operations	834,000	(25,000)	859,000	3436.0%	2.6%	-0.1%

Income from discontinued operations, net of tax	—	30,000	(30,000)	-100.0%	0.0%	0.1%

Net income	$834,000	$5,000	$829,000	16580.0%	2.6%	0.0%

     Consolidated Results
     The first quarter of 2010 represented a significant rebound from the first quarter of 2009. Of course, this was to be expected after the economic recession of 2009. Revenues for each of the business units saw significant increases as compared to 2009. In total, our revenues for the first quarter of 2010 were 58% greater than the comparable quarter in 2009. We believe that our focus on business diversity and investing resources in sales during 2009 has positioned the Company well as the economy emerges from the recession.
     Direct expenses represent expenses attributable to freight transportation. During the first quarter of 2010, these expenses continued to maintain a direct relationship to our operating revenues. Our “asset light” operating model provides transportation capacity through variable cost transportation alternatives, and therefore enables us to control our operating costs as our volumes fluctuate. Our primary means of providing capacity are through our fleet of independent contractors and brokerage relationships. We view this operating model as a strategic advantage particularly in difficult economic times. Our overall gross margin increased to 18% for the first quarter of 2010 as compared to 16% for the first quarter of 2009 due in large part to improved margins at Concert Group Logistics. We believe that this is also a positive sign for the economy as overall industry capacity shortages coupled with economic improvements continue to put upward pressure on margins.
     Selling, general, and administrative (SG&A) expenses increased by $832,000 in the first quarter of 2010 compared to the same period in 2009, however, more importantly we have seen our SG&A costs as a percentage of revenue return to historic levels as we are becoming more efficient as our volumes increase. Our overall SG&A cost as a percentage of revenue for the first quarter of 2010 is 13% compared to 16% for the first quarter of 2009.
     Net income for the quarter ended March 31, 2010 totaled $834,000 compared to $5,000 for the same quarters in 2009. This positive trend reflects the overall improvement in the economy in addition to efficiencies garnered during the economic downturn. This positive trend also reflects positive impacts due to acquisition activity over the past two years.
     Express-1
     Express-1 generated record quarterly revenues of $16.2 million in the first quarter as revenue grew by 82% compared to the same period in 2009. Express-1 has historically rebounded quickly from recessions as the expediting industry in general is typically one of the first benefactors of a recovering economy. In addition, Express-1’s continued investment in sales and customer diversification has paid off handsomely as it has expanded its presence into other markets.
     Fuel prices have increased resulting in a corresponding increase in fuel surcharge as a percentage of revenue in the first quarter of 2010. For the three month period ended March 31, 2010 fuel surcharge revenues represented 11% of our revenue as compared to 8% in the same period in 2009. Rising fuel prices tend to have a negative impact on our gross margin since these revenues are substantially passed through to our owner operators. We believe that any negative margin impact from fuel will be offset by pricing adjustments allowed by the market due to tightening truck capacity.
     Express-1’s gross margin percentage remained at 23% for the first quarter of 2010 compared to the same quarter in 2009. We believe that margins will remain somewhat consistent moving forward as transportation cost pressures due to fuel increases and an overall lack of capacity will offset any upside gains that the market might allow on the revenue side.
     Although, selling, general, and administrative (SG&A) expenses increased by $169,000 in the first quarter of 2010 compared to the same period in 2009, we are encouraged that as a percentage to total revenue our SG&A costs have dropped during the first quarter to 12.5% as compared to 20.8% in the first quarter of 2009. The current percentage of 12.5% is consistent with historical trends and sustainable throughout the remainder of the year.
     For the quarter ended March 31, 2010, Express-1 generated income from operations before tax of $1,649,000 compared to $160,000 in the same quarter in 2009. Management remains optimistic about the remainder of the year as the economy appears to be improving.

     Concert Group Logistics (CGL)
CGL’s first quarter revenues reflected a healthy rebound from 2009 levels and also represented a healthy increase from 2008 first quarter levels. Revenues of $12.9 compared favorably to revenues of $9.6 million and $10.5 million in 2009 and 2008, respectively. The purchase of certain assets and liabilities of LRG International in October of 2009 contributed to the healthy revenues and related margins in the first quarter.
     Direct expenses consist primarily of payments for purchased transportation in addition to payments to CGL’s independent station owners who control the overall operation of the freight move. As a percentage of CGL revenue, direct expenses represented 89% for the first quarter of 2010 compared to 91% for the same quarter in 2009. This overall gain in efficiency resulted in CGL’s gross margin percentage improving from 9% in the first quarter of 2009 to 11% in the same quarter in 2010. We believe that the improved margin will be sustainable for the remainder of the year and is partly due to running LRG as a company owned station.
     Selling, general, and administrative expenses increased in the first quarter of 2010 by $467,000 as compared to the same period in 2009. These cost increases relate primarily to write-offs associated with the transition of the Minneapolis station to a company run station in addition to the administrative costs associated with running LRG as a company owned station. These increased costs with LRG are directly offset by decreases in direct expenses resulting in a higher gross margin percentage. As a percentage to revenue SG&A costs increased from 7% in the first quarter of 2009 to 9% in the first quarter of 2010. We anticipate the current SG&A percentage of revenue being sustained for the remainder of the year based on this slight change in our operating model.
     For the quarter ended March 31, 2010, Concert Group Logistics generated income from operations before tax of $256,000 representing an increase of 28% from the comparable period in 2009. Again, this is due primarily to the rebounding economy and the addition of the LRG operation in October of 2009.We continue to anticipate favorable results for the remainder of the year as compared to prior years.
     Management continues to focus on the expansion of its independent station network, and is actively pursuing strategic opportunities. As of March 31, 2010 the Company maintained a network of 26 independent station owners as compared to 26 network stations as of March 31, 2009.
Bounce Logistics
     Bounce also continues to see significant growth as its first quarter of 2010 revenues of $3.1 million represented a 75% increase over 2009 revenues in the comparable period. We believe this is reflective of an improving economy and an aggressive growth strategy. We continue to be very optimistic about growth potential as Bounce enters its third year of operation.
     In the first quarter of 2010 Bounces’ direct transportation expenses increased to 83% as a percentage of revenue as compared to 82% in the comparable quarter in 2009. We believe this reflects an improving economy and a slight tightening of truck capacity in the marketplace. We continue to have confidence in Bounce’s ability to grow and access truck capacity in 2010.
     Selling, general, and administrative expenses increased by $146,000 in the first quarter of 2010 compared to the same period in 2009. The increase on a quarter to quarter basis has resulted from costs associated with aggressive sales growth during the quarter.
     The above items have resulted in Bounce generating operating income before tax of $97,000 in the first quarter of 2010 compared to $41,000 in the same period in 2009. Management continues to be optimistic regarding the future growth and profitability potential of Bounce moving forward in 2010.

Corporate
Corporate costs for the first quarter of 2010 increased by $50,000 as compared to the same quarter in 2009. We believe this is reflective of a shift in executive management focus from “cost containment” in 2009 to “growth” during the first quarter of 2010.
     Liquidity and Capital Resources
General
     As of March 31, 2010, we had $6.5 million of working capital with associated cash of $920,000 compared with working capital of $970,000 and cash of $495,000 as of December 31, 2009. This represents an increase of $5.6 million or 573% in working capital during the three-month period. The Company renewed its credit facility with PNC Bank formerly National City Bank on March 31, 2010. The renewal of the Company’s credit facility had a positive impact of approximately $4.9 million on its working capital by converting the classification of both its term debt and line of credit to long term obligations based on the terms of the new agreement.
Cash Flow
     During the three months ended March 31, 2010, $1,887,000 in cash was generated from operations. The primary source of cash for the three month period was net income of $834,000 and an increase of $446,000 in accounts payable and $1.5 million in accrued expenses. The primary use of cash for the quarter was an increase of $322,000 in prepaid expenses representing the renewal of insurance policies in the first quarter and a decrease in other liabilities of $947,000. During the same period in 2009, $109,000 in cash was used in operating activities. The primary factors contributing to the use of cash were a decrease in accounts payable and other current liabilities of $1.1 million and an increase in other current assets of $539,000. The primary source of cash for the quarter was a reduction of $1.3 million in accounts receivable partly due to the 2009 economic recession.
     Investing activities required approximately $49,000 during the three months ended March 31, 2010. During this period, cash was used to purchase $49,000 in fixed assets. During the same period in 2009 we required $1.3 million. During 2009 the cash was used to: 1) satisfy earn-out payments of $1.1 million to the former owners of Concert Group Logistics, LLC and, 2) purchase $250,000 in net assets related to the purchase of First Class Expediting Service, LLC in January of 2009.
     Financing activities used approximately $1.4 million for the three months ended March 31, 2010. Payments on the line of credit resulted in the primary use of cash. During the same period in 2009, financing activities generated approximately $1.5 million, which were derived primarily from net draws on the company’s line of credit. Additionally, $335,000 in payments on the company’s debt were made during the first quarter of 2009.
Line of Credit and Term Note
     To ensure adequate near-term liquidity, we renewed our credit facilities with PNC Bank, on March 31, 2010. This $15.0 million facility provides for a receivables based line of credit of up to $10.0 million and a term loan of $5.0 million. The Company may draw upon the receivables based line of credit the lesser of $10.0 million or 80% of eligible accounts receivable, less amounts outstanding under letters of credit and 50% of the term loan balance. The proceeds of the line of credit will be used exclusively for working capital purposes. The proceeds of the term loan were used to:
•	Pay off the $1.1million balance of the previous term note which was entered into on January 31, 2008,

•	Refinance $2.0 million utilized to acquire the assets of LRG International, in October of 2009; and

•	Reduce the balance on the previous line of credit initially established on January 31, 2008 by $1.9 million.
     Substantially all the assets of our Company and wholly owned subsidiaries (Express-1, Inc., Concert Group Logistics, Inc., Bounce Logistics, Inc., and LRG International, Inc.) are pledged as collateral securing our performance under the credit facilities. The credit facility bears interest based upon LIBOR with an initial increment of 200 basis points for the line of credit and 225 basis points for the term loan. The term loan is payable over a thirty-six month period and requires monthly principal payments of $139,000 plus accrued interest.
     The credit facilities carry certain covenants related to the Company’s financial performance. Included among the covenants are a fixed charge coverage ratio and a total funded debt to earnings before interest, taxes, depreciation and amortization ratio. As of March 31, 2010, the Company was in compliance with all terms under the credit facility and no events of default existed under the terms of this agreement.
     We had outstanding standby letters of credit at March 31, 2010 of $410,000 related to insurance policies either continuing in force or recently canceled. Amounts outstanding for letters of credit reduce the amount available under our line of credit, dollar-for-dollar.
Available capacity in excess of outstanding borrowings under the line was approximately $8.1 million as limited by 80% of the Company’s eligible receivables as of March 31, 2010. The credit facility carries a maturity date of March 31, 2012
Options
     The following schedule represents those options that the Company has outstanding as of March 31, 2010. The schedule also segregates the options by expiration date and exercise price to better identify their potential for exercise. Additionally, the total approximate potential proceeds by year have been identified.

						Total	Approximate
	Options grouped by exercise price					Outstanding	Potential
	.50-.75	.76-1.00	1.01-1.25	1.26-1.50	1.51 >	Options	Proceeds

Option Expiration Dates
2010			450,000			450,000	$563,000
2011			125,000			125,000	130,000
2014		50,000		500,000		550,000	768,000
2015	500,000		200,000			700,000	603,000
2016		50,000	125,000	100,000		275,000	314,000
2017			50,000	323,000		373,000	518,000
2018		290,000	105,000			395,000	390,000
2019	25,000	75,000	25,000			125,000	112,000
2020			75,000	50,000	25,000	150,000	207,000

Totals	525,000	465,000	1,155,000	973,000	25,000	3,143,000	$3,605,000

Contractual Obligations
     The following table reflects all contractual obligations of our Company as of March 31, 2010.

	Payments Due by Period
		Less than 1	1 to 3	3 to 5	More than 5
Contractual Obligations	Total	Year	Years	Years	Years
Term notes payable	$5,000,000	$1,667,000	$3,333,000	$—	$—
Capital leases payable	24,000	11,000	13,000	—	—

Total note payable and capital leases	5,024,000	1,678,000	3,346,000	—	—
Line of credit	1,521,000	—	1,521,000	—	—
Operating leases	1,028,000	467,000	533,000	28,000	—
Earnout obligation — LRG*	1,400,000	950,000	450,000	—	—
Employment contracts	2,144,000	1,144,000	1,000,000

Total contractual cash obligations	$11,117,000	$4,239,000	$6,850,000	$28,000	$—

*	For additional information see Footnote 3-Acquisitions
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Not Required.
Item 4T. Controls and Procedures.
     Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2010. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.
     Changes in internal controls. There were no changes in our internal controls over financial reporting during the first fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     From time-to-time, the Company is involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended March 31, 2010.
Item 1A. Risk Factors.
     Not required
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None
Item 3. Defaults upon Senior Securities.
     None
Item 4. Removed and Reserved
None
Item 5. Other Information.
None

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of the Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Express-1 Expedited Solutions, Inc.
/s/ Michael R. Welch
Michael R. Welch
Chief Executive Officer

/s/ John D. Welch
John D. Welch
Interim Chief Financial Officer

Date: May 12, 2010

Exhibit Index

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of the Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)