Form 10-Q
period 2010-06-30
EXPRESS-1 EXPEDITED SOLUTIONS INC
filed 2010-08-13
CIK 1166003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2010

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The Registrant has 32,382,522 shares of its common stock outstanding as of August 13, 2010.

Express-1 Expedited Solutions, Inc.
Form 10-Q
Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

Part I — Financial Information
Item 1 — Financial Statements
Express-1 Expedited Solutions, Inc.
Consolidated Balance Sheets

	(Unaudited)
	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash	$280,000	$495,000
Accounts receivable, net of allowances of $225,000 and $225,000, respectively	23,314,000	17,569,000
Prepaid expenses	472,000	158,000
Deferred tax asset, current	129,000	353,000
Other current assets	459,000	459,000

Total current assets	24,654,000	19,034,000

Property and equipment, net of $2,956,000 and $2,651,000 in accumulated depreciation, respectively	2,642,000	2,797,000
Goodwill	16,959,000	16,959,000
Identifiable intangible assets, net of $2,512,000 and $2,198,000 in accumulated amortization, respectively	8,861,000	9,175,000
Loans and advances	173,000	30,000
Other long-term assets	820,000	1,044,000

Total long term assets	29,455,000	30,005,000

Total assets	$54,109,000	$49,039,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,874,000	$6,769,000
Accrued salaries and wages	869,000	310,000
Accrued expenses, other	3,590,000	2,272,000
Line of credit	—	6,530,000
Current maturities of notes payable and capital leases	1,674,000	1,215,000
Other current liabilities	473,000	968,000

Total current liabilities	15,480,000	18,064,000

Line of credit	2,089,000	—
Notes payable and capital leases, net of current maturities	2,929,000	213,000
Deferred tax liability, long-term	1,559,000	1,156,000
Other long-term liabilities	808,000	1,202,000

Total long-term liabilities	7,385,000	2,571,000

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 32,541,884 and 32,215,218 shares issued, respectively; and 32,361,884 and 32,035,218 shares outstanding, respectively	33,000	32,000
Additional paid-in capital	26,989,000	26,488,000
Treasury stock, at cost, 180,000 shares held	(107,000)	(107,000)
Accumulated earnings	4,329,000	1,991,000

Total stockholders’ equity	31,244,000	28,404,000

Total liabilities and stockholders’ equity	$54,109,000	$49,039,000

The accompanying notes are an integral part of the consolidated financial statements.

Express-1 Expedited Solutions, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenues
Operating revenue	$40,340,000	$22,243,000	$71,982,000	$42,315,000
Expenses
Direct expense	33,101,000	18,606,000	59,144,000	35,462,000

Gross margin	7,239,000	3,637,000	12,838,000	6,853,000
Sales general and administrative expense	4,598,000	3,006,000	8,673,000	6,249,000

Operating income from continuing operations	2,641,000	631,000	4,165,000	604,000

Other expense	34,000	19,000	54,000	9,000
Interest expense	88,000	26,000	108,000	48,000

Income from continuing operations before income tax	2,519,000	586,000	4,003,000	547,000
Income tax provision	1,015,000	273,000	1,665,000	259,000

Income from continuing operations	1,504,000	313,000	2,338,000	288,000
Income (loss) from discontinued operations, net of tax	—	(25,000)	—	5,000

Net income	$1,504,000	$288,000	$2,338,000	$293,000

Basic income per share
Income from continuing operations	$0.05	$0.01	$0.07	$0.01
Income from discontinued operations	—	—	—	—
Net income	0.05	0.01	0.07	0.01
Diluted income per share
Income from continuing operations	0.05	0.01	0.07	0.01
Income from discontinued operations	—	—	—	—
Net income	$0.05	$0.01	$0.07	$0.01
Weighted average common shares outstanding
Basic weighted average common shares outstanding	32,044,116	32,035,218	32,039,706	32,035,218
Diluted weighted average common shares outstanding	32,645,399	32,147,648	32,602,367	32,139,842
The accompanying notes are an integral part of the consolidated financial statements.

Express-1 Expedited Solutions, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Operating activities
Net income	$2,338,000	$293,000
Adjustments to reconcile net income to net cash from operating activities
Provisions for allowance for doubtful accounts	—	62,000
Depreciation & amortization expense	701,000	557,000
Stock compensation expense	93,000	92,000
Gain on disposal of equipment	(1,000)	(29,000)
Changes in assets and liabilities, net of effects of acquisition
Account receivable	(5,745,000)	(200,000)
Deferred tax expense	627,000	(165,000)
Other current assets	(1,000)	91,000
Prepaid expenses	(314,000)	148,000
Other Long-term assets and advances	1,000	(80,000)
Accounts payable	2,105,000	(1,095,000)
Accrued expenses	1,877,000	496,000
Other liabilities	(889,000)	(170,000)

Cash provided by operating activities	792,000	—

Investing activities
Acquisition of businesses, net of cash acquired	—	(250,000)
Payment of acquisition earn-out	—	(1,100,000)
Payment for purchases of property and equipment	(151,000)	(47,000)
Proceeds from sale of property and equipment	1,000	63,000

Cash flows used by investing activities	(150,000)	(1,334,000)

Financing activities
Credit line, net activity	(4,441,000)	2,395,000
Proceeds from credit facility renewal	5,000,000	—
Payments of term debt	(1,825,000)	(642,000)
Proceeds from exercise of options	409,000	—

Cash flows (used) provided by financing activities	(857,000)	1,753,000

Net (decrease) increase in cash	(215,000)	419,000
Cash, beginning of period	495,000	1,107,000

Cash, end of period	$280,000	$1,526,000

Supplemental disclosure of noncash activities:
Cash paid during the period for interest	$120,000	$40,600
Cash paid during the period for income taxes	1,488,000	236,000
Acquisition of assets and liabilities (First Class 2009)
Property and equipment		$82,000
Goodwill and other intangible assets		210,000
Liabilities assumed		(42,000)

Total purchase price paid in cash		$250,000

The accompanying notes are an integral part of the consolidated financial statements.

Express-1 Expedited Solutions, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
Six Months Ended June 30, 2010
(Unaudited)

					Additional
	Common Stock		Treasury Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2009	32,215,218	$32,000	(180,000)	$(107,000)	$26,488,000	$1,991,000	$28,404,000
Stock option expense					93,000		93,000
Issuance of common stock	326,666	1,000			408,000		409,000
Net income						2,338,000	2,338,000

Balance, June 30, 2010	32,541,884	$33,000	(180,000)	$(107,000)	$26,989,000	$4,329,000	$31,244,000

The accompanying notes are an integral part of the consolidated financial statements.

Express-1 Expedited Solutions, Inc.
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 2010 and 2009
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
     The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position at June 30, 2010 and December 31, 2009 and results of operations for the three and six month periods ended June 30, 2010 and 2009. The preparation of the financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates.
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
     Options generally become fully vested three to five years from the date of grant and expire five to ten years from the grant date. During the six-month period ended June 30, 2010, the Company granted 450,000 options to purchase shares of its common stock while cancelling or retiring 152,000 options in the same period. As of June 30, 2010 the Company has 3,114,000 options outstanding and an additional 2,486,000 options available for future grants under the existing plan.
     The weighted-average fair value of each stock option recorded in expense for the six-month period ended June 30, 2010 was estimated on the date of grant using the Black-Scholes option pricing model and amortized over the requisite service period of the underlying options. The Company has used one grouping for the assumptions, as its option grants are primarily basic with similar characteristics. The expected term of options granted has been derived based upon the Company’s history of actual exercise behavior and represents the period of time that options granted are expected to be outstanding. Historical data was also used to estimate option exercises and employee terminations. Estimated volatility is based upon the Company’s historical market price at consistent points in a period equal to the expected life of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and the dividend yield is zero. The weighted average assumptions outlined in the table below were utilized in the calculations of compensation expense from option grants in the reporting period reflected.

	Six Months Ended
	June 30,
	2010		2009
Risk-free interest rate	2.7%		3.0%
Expected life	5.8	Years	5.8	Years
Expected volatility	35%		35%
Expected dividend yield	none		none
Grant date fair value	$0.58		$0.30

     The following table summarizes the option activity for the six-month period ended June 30, 2010:

		Weighted Average	Weighted Average
	Options	Exercise Price	Remaining Life

Outstanding at December 31, 2009	3,143,000	$1.14	5.0
Granted	450,000	1.47
Expired	(152,000)	2.00
Exercised	(327,000)	3.00

Outstanding at June 30, 2010	3,114,000	1.17	6.0

Outstanding exercisable at June 30, 2010	2,381,000	$1.14	5.2

     For the six months ended June 30, 2010 and 2009, the Company recognized $93,000 and $92,000, respectively, in stock based compensation.
     As of June 30, 2010, the Company had approximately $305,000 of unrecognized compensation cost related to non-vested share-based compensation that is anticipated to be recognized over a weighted average period of approximately 1.2 years. Estimated remaining compensation expense related to existing share-based plans is $79,000, $121,000, $82,000 and $23,000 for the years ended December 31, 2010, 2011, 2012, and 2013, respectively.
     At June 30, 2010, the aggregate intrinsic value of options outstanding was $525,000 and the aggregate intrinsic value of options exercisable was $441,000. The total fair value of options vested during the six months ended June 30, 2010 and 2009 was $68,000 and $51,000, respectively.
     327,000 options were exercised during the six-month period ended June 30, 2010 and zero options were exercised during the six-month period ended June 30, 2009. Cash proceeds received from the exercise of options for the six months ended June 30, 2010 and 2009 were $409,000 and $0, respectively.
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

The Company has evaluated its tax position and concluded no valuation allowance on its deferred tax assets is required, as of June 30, 2010. The Company had previously generated a significant federal net operating loss (NOL) deduction which had been utilized over the past several years. During 2009 the carryforward deduction was fully utilized and no further NOL carryforward will be available for federal tax purposes during 2010. For state tax purposes an NOL still exists and as of June 30, 2010 the NOL carryfoward equals approximately $1,900,000.
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
Identified Intangible Assets
     The Company follows the provisions of US GAAP in its accounting of identified intangible assets, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. During the six-month periods ended June 30, 2010, and 2009, there was no impairment of intangible assets.
     The Company added $210,000 of identified intangible assets in the first quarter of 2009, based upon the acquisition of certain assets and liabilities from First Class Expediting Service, Inc (FCES). FCES was a Rochester Hills, Michigan based company providing regional expedited transportation in the Midwest. For financial reporting purposes, First Class is included in the operating results of Express-1. The Company has amortized the intangible assets over a range of 2-5 years. For each of the six-month periods ended June 30, 2010 and 2009, the Company recorded $32,000 of amortization expense related to these assets.
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

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Income from continuing operations	$1,504,000	$313,000	$2,338,000	$288,000
(Loss) income from discontinued operations	—	(25,000)	—	5,000

Net income	$1,504,000	$288,000	$2,338,000	$293,000

Basic weighted shares outstanding	32,044,116	32,035,218	32,039,706	32,035,218
Diluted weighted shares outstanding	32,645,399	32,147,648	32,602,367	32,139,842

Basic earnings per share
Income from continuing operations	$0.05	$0.01	$0.07	$0.01
Income from discontinued operations	—	—	—	—
Net income	0.05	0.01	0.07	0.01

Diluted earnings per share
Income from continuing operations	0.05	0.01	0.07	0.01
Income from discontinued operations	—	—	—	—
Net income	$0.05	$0.01	$0.07	$0.01
2. Recent Accounting Pronouncements
     The Company’s management does not believe that recent codified pronouncements by the FASB will have a material impact on the Company’s current or future financial statements.
3. Acquisitions
     First Class (Express-1, Metro Detroit) (Metro Detroit)
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
     For financial reporting purposes, Metro Detroit is included within the operating results of Express-1. The Company has recognized identifiable intangible assets of $210,000 amortizable over a 2-5 year period.

     LRG (CGL International)
     On October 1, 2009, CGL purchased certain assets and liabilities of Tampa, Florida based LRG International, Inc., an international freight forwarder. The purchase complements and expands CGL’s ability to move international freight competitively. The transaction has an effective date of October 1, 2009. For financial reporting purposes, CGL International is included within the operating results of CGL.
     At closing, the Company paid the former owners of LRG International, Inc. $2 million in cash. The Company used its existing line of credit to finance the transaction. On the one year anniversary of the purchase, the Company will pay the former owners $500,000. The transaction also provides for two potential annual earn-out payments totaling $900,000 provided certain performance criteria are met over a two year period. The Company recorded a liability of $737,000 based on the estimated fair value for these earn-outs. The Company has the discretion of paying the additional consideration in the form of cash, stock or any combination thereof.
     The following table sets forth the components of identifiable intangible assets associated with the acquisition of LRG International, Inc.:

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

     The following table outlines the Company’s debt obligations as of June 30, 2010 and December 31, 2009.

	Interest rates	Term (months)	As of June 30, 2010	As of December 31, 2009
Term notes payable	2.5%	36	$4,583,000	$1,400,000
Capital leases payable	5% - 18%	12 - 36	20,000	28,000

Total notes payable and capital leases			4,603,000	1,428,000
Less: current maturities of notes payable and capital leases			1,674,000	1,215,000

Non-current maturities of notes payable and capital leases			$2,929,000	$213,000

The Company entered into a new $5.0 million dollar term note March 31, 2010. Commencing April 30, 2010, the term note is payable in 36 consecutive monthly installments consisting of $139,000 in monthly principal payments plus the unpaid interest accrued on the note. Interest is payable at the one-month LIBOR plus 2.25% (2.60% at June 30, 2010).
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
     Substantially all the assets of the Company and wholly owned subsidiaries (Express-1, Inc., Concert Group Logistics, Inc., and Bounce Logistics, Inc.) are pledged as collateral securing the Company’s performance under the credit facility and in Note 5 above. The line of credit bears interest based upon one-month LIBOR with an initial increment of 225 basis points.
     The line of credit and the term note referenced in Note 5 above carry certain covenants related to the Company’s financial performance. Included among the covenants are a fixed charge coverage ratio and a total funded debt to earnings before interest, taxes, depreciation and amortization ratio. As of June 30, 2010, the Company was in compliance with all terms under the line of credit and the above term note and no events of default existed under the terms of the agreements.
     The Company had outstanding standby letters of credit at June 30, 2010 of $410,000 related to insurance policies either continuing in force or recently canceled. Amounts outstanding for letters of credit reduce the amount available under the line of credit, dollar-for-dollar.
     Available capacity in excess of outstanding borrowings under the line was approximately $7.5 million as limited by 80% of the Company’s eligible receivables as of June 30, 2010. The line of credit carries a maturity date of March 31, 2012.
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

     In April 2009, the Company contracted the services of Daniel Para to serve as the Director of Business Development. Mr. Para will manage all Company activity related to mergers and acquisitions. His remuneration for these services was $10,000 per month in 2009. For the six months ended June 30, 2010, his remuneration was $53,000. Effective June 1, 2010 Dan Para, was appointed the CEO of CGL and is no longer serving as the Director of Business Development.
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
8. Operating Segments
     The Company has three reportable segments based on the type of service provided, to its customers:
     Express-1, Inc. (Express-1) — provides time critical expedited transportation to its customers. This typically involves dedicating one truck and driver to a load which has a specified time delivery requirement. Most of the services provided are completed through a fleet of exclusive use vehicles that are owned and operated by independent contract drivers. The use of non-owned resources to provide transportation services minimizes the amount of capital investment required and is often described with the terms “non-asset” or “asset-light.” In January of 2009, certain assets and liabilities of First Class Expediting (Metro Detroit) were purchased to complement the operations of Express-1. The financial reporting of this operation has been included with Express-1.
     Concert Group Logistics, Inc. (CGL) — provides freight forwarding services through a chain of independently owned stations located throughout the United States. These stations are responsible for selling and operating freight forwarding transportation services within their geographic area under the authority of CGL. In October of 2009, certain assets and liabilities of LRG International (CGL International) were purchased to complement the operations of CGL. The financial reporting of this operation has been included with CGL.
     Bounce Logistics, Inc. (Bounce) — provides premium truckload brokerage transportation services to its customers throughout the Unites States.
     Corporate — The costs of the Company’s Board of Directors, executive team and certain corporate costs associated with operating as a public company are referred to as “corporate” charges. In addition to the aforementioned items, the Company also commonly records items such as its income tax provision and other charges that are reported on a consolidated basis within the corporate classification item.
     The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Substantially all intercompany sales prices are market based. The Company evaluates performance based on operating income of the respective business segments.

     The following schedule identifies select financial data for each of the business segments.
Express-1 Expedited Solutions, Inc
Segment Data
Three and Six Months Ended June 30, 2010 and 2009

						Total	Discontinued
		Concert Group				Continuing	Operations
	Express-1	Logistics	Bounce	Corporate	Eliminations	Operations	E-1 Dedicated
Three Months Ended June 30, 2010
Revenues	$20,557,000	$16,074,000	$4,675,000	$—	$(966,000)	$40,340,000	$—
Operating income (loss) from continuing operations	2,482,000	555,000	141,000	(537,000)		2,641,000
Depreciation and amortization	167,000	137,000	8,000	5,000		317,000
Interest expense	—	79,000	8,000	1,000		88,000
Tax provision	1,073,000	215,000	56,000	(329,000)		1,015,000
Goodwill	7,737,000	9,222,000	—	—		16,959,000
Total assets	24,828,000	24,984,000	3,372,000	22,614,000	(21,689,000)	54,109,000
Three Months Ended June 30, 2009
Revenues	10,090,000	10,155,000	2,232,000	—	(234,000)	22,243,000
Operating income (loss) from continuing operations	697,000	351,000	86,000	(503,000)		631,000	(32,000)
Depreciation and amortization	181,000	94,000	6,000	—		281,000
Interest expense	—	18,000	6,000	2,000		26,000
Tax provision	—	—	—	273,000		273,000	(7,000)
Goodwill	7,737,000	7,865,000	—	—		15,602,000
Total assets	21,939,000	18,855,000	1,545,000	14,453,000	(14,339,000)	42,453,000
Six Months Ended June 30, 2010
Revenues	36,769,000	29,012,000	7,798,000	—	(1,597,000)	71,982,000
Operating income (loss) from continuing operations	4,131,000	811,000	238,000	(1,015,000)		4,165,000
Depreciation and amortization	333,000	344,000	15,000	9,000		701,000
Interest expense	—	93,000	14,000	1,000		108,000
Tax provision	1,761,000	317,000	95,000	(508,000)		1,665,000
Goodwill	7,737,000	9,222,000	—	—		16,959,000
Total assets	24,828,000	24,984,000	3,372,000	22,614,000	(21,689,000)	54,109,000
Six Months Ended June 30, 2009
Revenues	18,978,000	19,794,000	4,012,000	—	(469,000)	42,315,000	666,000
Operating income (loss) from continuing operations	857,000	551,000	127,000	(931,000)		604,000	9,000
Depreciation and amortization	361,000	182,000	13,000	—		556,000	1,000
Interest expense	—	33,000	12,000	3,000		48,000
Tax provision	—	—	—	259,000		259,000	4,000
Goodwill	7,737,000	7,865,000	—	—		15,602,000
Total assets	$21,939,000	$18,855,000	$1,545,000	$14,453,000	$(14,339,000)	$42,453,000	$—
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
     The following table reflects the revenue, operating expenses, gross margins, and net income of the Company’s discontinued Express-1 Dedicated business unit for the three and six-month period ending June 30, 2009.

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
Operating revenue	$—	$666,000
Operating expense	9,000	551,000

Gross (deficit) margin	(9,000)	115,000
Sales, general, and administrative expenses	23,000	106,000

(Loss) income from continuing operations before tax provision	(32,000)	9,000
Tax provision	(7,000)	4,000

Net (loss) income	$(25,000)	$5,000

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
Critical Accounting Policies
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. In certain circumstances, those estimates and assumptions can affect amounts reported in the accompanying consolidated financial statements. We have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts will be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2009, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. For the period ended June 30, 2010, there were no significant changes to our critical accounting policies.
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
     Express-1 and CGL were both existing companies acquired as part of two separate acquisitions. Express-1, Inc. was formed in 1989, while CGL was formed in 2001. Bounce Logistics was a start-up operation formed in March 2008.

     Express-1, Inc. (Express-1) — provides time critical expedited transportation to its customers. This typically involves dedicating one truck and driver to a load which has a specified time delivery requirement. Most of the services provided are completed through a fleet of exclusive use vehicles that are owned and operated by independent contract drivers. The use of non-owned resources to provide transportation services minimizes the amount of capital investment required and is often described with the terms “non-asset” or “asset-light.” In January of 2009, certain assets and liabilities of First Class Expediting (Metro Detroit) were purchased to complement the operations of Express-1. The financial reporting of this operation has been included with Express-1.
     Concert Group Logistics, Inc. (CGL) — provides freight forwarding services through a chain of independently owned stations located throughout the United States. These stations are responsible for selling and operating freight forwarding transportation services within their geographic area under the authority of CGL. In October of 2009, certain assets and liabilities of LRG International (CGL International) were purchased to complement the operations of CGL. The financial reporting of this operation has been included with CGL.
     Bounce Logistics, Inc. (Bounce) — provides premium truckload brokerage transportation services to its customers throughout the Unites States.
Other Reporting Disclosures
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
For the three months ended June 30, 2010 compared to the three months ended June 30, 2009
The following table is provided to allow users to visualize quarterly results within our major reporting classifications. The table does not replace the financial statements, notes thereto, or management discussion contained within this report on Form 10-Q. We encourage users to review these items for a more complete understanding of our financial position and results of operations.

Express-1 Expedited Solutions, Inc.
Summary Financial Table
For the Three Months Ended June 30,
(Unaudited)

					Percent of
	Quarter to Date		Quarter to Quarter Change		Business Unit Revenue
	2010	2009	In Dollars	In Percentage	2010	2009
Revenues
Express-1	$20,557,000	$10,090,000	$10,467,000	103.7%	51.0%	45.4%
Concert Group Logistics	16,074,000	10,155,000	5,919,000	58.3%	39.8%	45.7%
Bounce Logistics	4,675,000	2,232,000	2,443,000	109.5%	11.6%	10.0%
Intercompany eliminations	(966,000)	(234,000)	(732,000)	-312.8%	-2.4%	-1.1%

Total revenues	40,340,000	22,243,000	18,097,000	81.4%	100.0%	100.0%

Direct expenses
Express-1	15,720,000	7,793,000	7,927,000	101.7%	76.5%	77.2%
Concert Group Logistics	14,426,000	9,174,000	5,252,000	57.2%	89.7%	90.3%
Bounce Logistics	3,921,000	1,873,000	2,048,000	109.3%	83.9%	83.9%
Intercompany eliminations	(966,000)	(234,000)	(732,000)	-312.8%	100.0%	100.0%

Total direct expenses	33,101,000	18,606,000	14,495,000	77.9%	82.1%	83.6%

Gross margin
Express-1	4,837,000	2,297,000	2,540,000	110.6%	23.5%	22.8%
Concert Group Logistics	1,648,000	981,000	667,000	68.0%	10.3%	9.7%
Bounce Logistics	754,000	359,000	395,000	110.0%	16.1%	16.1%

Total gross margin	7,239,000	3,637,000	3,602,000	99.0%	17.9%	16.4%

Selling, general & administrative
Express-1	2,355,000	1,600,000	755,000	47.2%	11.5%	15.9%
Concert Group Logistics	1,093,000	630,000	463,000	73.5%	6.8%	6.2%
Bounce Logistics	613,000	273,000	340,000	124.5%	13.1%	12.2%
Corporate	537,000	503,000	34,000	6.8%	1.3%	2.3%

Total selling, general & administrative	4,598,000	3,006,000	1,592,000	53.0%	11.4%	13.5%

Operating income from continuing operations
Express-1	2,482,000	697,000	1,785,000	256.1%	12.1%	6.9%
Concert Group Logistics	555,000	351,000	204,000	58.1%	3.5%	3.5%
Bounce Logistics	141,000	86,000	55,000	64.0%	3.0%	3.9%
Corporate	(537,000)	(503,000)	(34,000)	-6.8%	-1.3%	-2.3%

Operating income from continuing operations	2,641,000	631,000	2,010,000	318.5%	6.5%	2.8%

Interest expense	88,000	26,000	62,000	238.5%	0.2%	0.1%
Other expense	34,000	19,000	15,000	78.9%	0.1%	0.1%

Income from continuing operations before tax	2,519,000	586,000	1,933,000	329.9%	6.2%	2.6%

Tax provision	1,015,000	273,000	742,000	271.8%	2.5%	1.2%

Income from continuing operations	1,504,000	313,000	1,191,000	380.5%	3.7%	1.4%

Loss from discontinued operations, net of tax	—	(25,000)	25,000	-100.0%	0.0%	-0.1%

Net income	$1,504,000	$288,000	$1,216,000	422.2%	3.7%	1.3%

Consolidated Results
     These outstanding quarterly results were accomplished through our recent strategic initiatives. Our 2009 commitment and investment in our sales organization have paid big dividends thus far in 2010. The sales team has produced an increasingly diverse customer base, and our successful 2009 acquisitions of First Class and LRG International have been integrated and continued to grow and prosper. Express-1 has experienced a solid overall revenue growth with its international department becoming a major factor in Express-1’s service offerings. Additionally, CGL and Bounce are seeing strong organic growth as the freight environment continues to improve. Based on the above, gross revenues increased to $40.3 million in the second quarter as compared to $22.2 million in the same period in 2009, representing an 81% increase.

     Direct expenses represent expenses attributable to freight transportation. During the second quarter of 2010, these expenses continued to maintain a direct relationship to our operating revenues. Our “asset light” operating model provides transportation capacity through variable cost transportation alternatives, and therefore enables us to control our operating costs as our volumes fluctuate. Our primary means of providing capacity are through our fleet of independent contractors and brokerage relationships. We continue to view this operating model as a strategic advantage. Our overall gross margin increased to 18% for the second quarter of 2010 as compared to 16% for the second quarter of 2009 due in large part to improved margins at Express-1 and Concert Group Logistics. We believe that this is also a positive sign for the economy as overall industry capacity shortages coupled with economic improvements continue to put upward pressure on margins.
     We are encouraged that as a percentage to total revenue our SG&A costs have dropped during the second quarter of 2010 to 11% as compared to 14% in the comparable period in 2009. Overall, selling, general, and administrative (SG&A) expenses increased by $1.64 million for the three months ended June 30, 2010 compared to the same period in 2009. The current percentage of 11% is consistent with historical trends and we believe this percentage is sustainable throughout the remainder of the year as additional volumes have contributed to our efficiencies.
     Net income for the quarter ended June 30, 2010 totaled $1.5 million compared to $288,000 for the same quarter in 2009 representing an increase of 422%. This positive trend reflects the overall improvement in the economy in addition to efficiencies garnered during the economic downturn. This positive trend also reflects positive impacts due to acquisition activity over the past two years.
Express-1
     For the third consecutive quarter, Express-1 generated record quarterly revenues of $20.6 million in the second quarter as revenue grew by 104% compared to the same period in 2009. Express-1’s continued investment in sales and sales diversification has paid off handsomely as it has expanded its presence into other markets. Also, the Company’s investment in its Mexico freight two years ago has exceeded management’s expectations by providing approximately 15% of Express-1’s revenue for the quarter. During the quarter, home appliance, and retail business sectors have also contributed to the company surpassing previous year’s levels and have contributed to our overall improvement in diversifying our customer base which historically has been more dependent on the automotive sector. Additionally, our Detroit Metro office (formerly First Class Expedite Service) continued to provide a boost to our business by serving as the key contact for certain large customer relationships. In the quarter, the Detroit office tendered about 600 shipments with our main office, and handled approximately 6000 shipments with their Detroit based fleet. Express-1 has historically rebounded quickly from recessions as the expediting industry in general is typically one of the first benefactors of a recovering economy.
     Fuel prices have increased resulting in a corresponding increase in fuel surcharge as a percentage of revenue in the second quarter of 2010. For the three month period ended June 30, 2010, fuel surcharge revenues represented 13% of our revenue as compared to 8% in the same period in 2009. Rising fuel prices tend to have a negative impact on our gross margin since these revenues are substantially passed through to our owner operators. We believe that any negative margin impact from fuel will be offset by pricing adjustments allowed by the market due to tightening truck capacity.
     Express-1’s gross margin percentage increased to 24% for the second quarter of 2010 compared to 23% in the same quarter in 2009. We believe that margins will remain somewhat consistent moving forward in 2010 as direct transportation cost pressures due to fuel increases and an overall lack of capacity will offset any upside gains that the market might allow on the revenue side.
     We are encouraged that as a percentage to total revenue our SG&A costs have dropped during the second quarter to 12% as compared to 16% in the second quarter of 2009. Overall, selling, general and administrative (SG&A) expenses increased by $755,000 in the second quarter of 2010 compared to the same period in 2009. The current percentage of 12% is consistent with historical trends and we believe this percentage is sustainable throughout the remainder of the year.
     For the quarter ended June 30, 2010, Express-1 generated income from operations before tax of $2,482,000 compared to $697,000 in the same quarter in 2009 representing an increase of 256%. Management remains optimistic about the remainder of the year as the overall economy improves and trucking capacity tightens.

Concert Group Logistics (CGL)
     CGL’s second quarter revenues in 2010 reflected a healthy rebound from 2009. Revenues of $16.1 million compared favorably to revenues of $10.2 in 2009 representing an increase of 58%. The purchase of certain assets and liabilities of LRG International (CGL International) in October of 2009 contributed to the revenue increases during the second quarter as compared to the same period in 2009.
     Direct expenses consist primarily of payments for purchased transportation in addition to payments to CGL’s independent offices that control the overall operation of customer shipments. As a percentage of CGL revenue, direct expenses represented 90% for the second quarter of 2010 as compared to 90% for the same quarter in 2009. We believe that this margin will be sustainable for the remainder of the year.
     Selling, general and administrative expenses increased in the second quarter of 2010 by $463,000 as compared to the same period in 2009. These cost increases relate primarily to administrative costs associated with running CGL International as company owned branches. As a percentage to revenue SG&A costs increased to 7% in the second quarter of 2010 from 6% in the second quarter of 2009. We anticipate the current SG&A percentage of revenue being sustained for the remainder of the year based on this slight change in our operating model.
     For the quarter ended June 30, 2010, Concert Group Logistics generated income from operations before tax of $555,000 representing an increase of 58% from the comparable period in 2009. Again, this is due primarily to an improving freight environment and we continue to anticipate favorable results for the remainder of the year as compared to 2009.
     Management continues to focus on the expansion of its independent office network, and is actively pursuing strategic opportunities. As of June 30, 2010 the Company maintained a network of 23 independent offices and 2 company owned branches as compared to 25 offices as of June 30, 2009.
Bounce Logistics
     Bounce continues to see significant growth as its second quarter of 2010 revenues of $4.7 million represented a 110% increase over 2009 revenues in the comparable period. We believe this is reflective of an improving economy and Bounce’s aggressive growth strategy. We continue to be very optimistic about growth potential as economic conditions improve in 2010.
     In the second quarter of 2010 Bounces’ direct transportation expenses remained at 84% as a percentage of revenue as compared to 84% in the second quarter of 2009. We believe this margin is sustainable for the remainder of 2010 as the economy continues to improve. We believe that price increases associated with tightened capacity will be somewhat offset by higher costs also associated with tightening brokerage capacity. These two factors will combine to hold our current margin in place for the remainder of the year. We continue to have confidence in Bounce’s ability to grow and access truck capacity in 2010.
     Selling, general and administrative expenses increased by $340,000 in the second quarter of 2010 compared to the same period in 2009. The increase on a quarter to quarter basis has resulted from costs associated with aggressive sales growth during the quarter. We anticipate that as a percentage to revenue, SG&A costs will decrease from 13% in the second quarter of 2010 to 12% by the end of the year.
     The above items have resulted in Bounce generating operating income of $141,000 in the second quarter of 2010 compared to $86,000 in the same period in 2009. Management continues to be optimistic regarding the future growth and profitability potential of Bounce moving forward in 2010.
Corporate
     Corporate costs for the second quarter of 2010 increased by $34,000 as compared to the same quarter in 2009. As a percentage of revenue, corporate costs decreased from 2% in the second quarter of 2009 to 1% in the same period in 2010. We anticipate holding these costs below 2009 levels as increased revenues have produced favorable efficiencies in scale.
For the six months ended June 30, 2010 compared to the six months ended June 30, 2009
The following table is provided to allow users to visualize quarterly results within our major reporting classifications. The table does not replace the financial statements, notes thereto, or management discussion contained within this report on Form 10-Q. We encourage users to review these items for a more complete understanding of our financial position and results of operations.

Express-1 Expedited Solutions, Inc.
Summary Financial Table
For the Six Months Ended June 30,
(Unaudited)

					Percent of
	Year to Date		Year to Year Change		Business Unit Revenue
	2010	2009	In Dollars	In Percentage	2010	2009
Revenues
Express-1	$36,769,000	$18,978,000	$17,791,000	93.7%	51.1%	44.8%
Concert Group Logistics	29,012,000	19,794,000	9,218,000	46.6%	40.3%	46.8%
Bounce Logistics	7,798,000	4,012,000	3,786,000	94.4%	10.8%	9.5%
Intercompany eliminations	(1,597,000)	(469,000)	(1,128,000)	-240.5%	-2.2%	-1.1%

Total revenues	71,982,000	42,315,000	29,667,000	70.1%	100.0%	100.0%

Direct expenses
Express-1	28,262,000	14,669,000	13,593,000	92.7%	76.9%	77.3%
Concert Group Logistics	25,954,000	17,926,000	8,028,000	44.8%	89.5%	90.6%
Bounce Logistics	6,525,000	3,336,000	3,189,000	95.6%	83.7%	83.2%
Intercompany eliminations	(1,597,000)	(469,000)	(1,128,000)	-240.5%	100.0%	100.0%

Total direct expenses	59,144,000	35,462,000	23,682,000	66.8%	82.2%	83.8%

Gross margin
Express-1	8,507,000	4,309,000	4,198,000	97.4%	23.1%	22.7%
Concert Group Logistics	3,058,000	1,868,000	1,190,000	63.7%	10.5%	9.4%
Bounce Logistics	1,273,000	676,000	597,000	88.3%	16.3%	16.8%

Total gross margin	12,838,000	6,853,000	5,985,000	87.3%	17.8%	16.2%

Selling, general & administrative
Express-1	4,376,000	3,452,000	924,000	26.8%	11.9%	18.2%
Concert Group Logistics	2,247,000	1,317,000	930,000	70.6%	7.7%	6.7%
Bounce Logistics	1,035,000	549,000	486,000	88.5%	13.3%	13.7%
Corporate	1,015,000	931,000	84,000	9.0%	1.4%	2.2%

Total selling, general & administrative	8,673,000	6,249,000	2,424,000	38.8%	12.0%	14.8%

Operating income from continuing operations
Express-1	4,131,000	857,000	3,274,000	382.0%	11.2%	4.5%
Concert Group Logistics	811,000	551,000	260,000	47.2%	2.8%	2.8%
Bounce Logistics	238,000	127,000	111,000	87.4%	3.1%	3.2%
Corporate	(1,015,000)	(931,000)	(84,000)	-9.0%	-1.4%	-2.2%

Operating income from continuing operations	4,165,000	604,000	3,561,000	589.6%	5.8%	1.4%

Interest expense	108,000	48,000	60,000	125.0%	0.2%	0.1%
Other expense	54,000	9,000	45,000	500.0%	0.1%	0.0%

Income from continuing operations before tax	4,003,000	547,000	3,456,000	631.8%	5.6%	1.3%

Tax provision	1,665,000	259,000	1,406,000	542.9%	2.3%	0.6%

Income from continuing operations	2,338,000	288,000	2,050,000	711.8%	3.2%	0.7%

Income from discontinued operations, net of tax	—	5,000	(5,000)	-100.0%	0.0%	0.0%

Net income	$2,338,000	$293,000	$2,045,000	698.0%	3.2%	0.7%

Consolidated Results
     The six months ended June 30, 2010 represented a significant rebound from the same period in 2009 due to our recent sales initiatives and an improving freight environment. Revenues for each of the business units saw significant increases as compared to 2009. In total, revenues of $72.0 for the first six months of 2010 represented a 70% increase as compared to the same period in 2009. We believe that our focus on business diversity and investing resources in sales during 2009 has positioned the Company well as the economy emerges from the recession. We continue to see improved revenues as compared to 2009 for the remainder of 2010.

     Direct expenses represent expenses attributable to freight transportation. During the initial six months of 2010, these expenses continued to maintain a direct relationship to our operating revenues. Our “asset light” operating model provides transportation capacity through variable cost transportation alternatives, and therefore enables us to control our operating costs as our volumes fluctuate. Our primary means of providing capacity are through our fleet of independent contractors and brokerage relationships. We continue to view this operating model as a strategic advantage. Our overall gross margin increased to 18% for the initial six months of 2010 as compared to 16% in the comparable period in 2009 due in large part to improved margins at Express-1 and Concert Group Logistics. We believe that this is also a positive sign for the economy as overall industry capacity shortages coupled with an improving freight environment continue to put upward pressure on margins.
     We are encouraged that as a percentage to total revenue our SG&A costs have dropped during the first six months of 2010 to 12% as compared to 15% in the comparable period in 2009. Overall, selling, general, and administrative (SG&A) expenses increased by $2.4 million for the initial six months of 2010 compared to the same period in 2009. The current percentage of 12% is consistent with historical trends and we believe this percentage is sustainable throughout the remainder of the year as additional volumes have contributed to our efficiencies.
     Net income for the six month period ended June 30, 2010 totaled $2.3 million compared to $293,000 for the same period in 2009 representing an increase of 698%. This positive trend reflects the overall improvement in the freight environment in addition to efficiencies garnered during the economic downturn. This positive trend also reflects positive impacts due to acquisition activity over the past two years.
Express-1
     Express-1 generated record revenues of $36.8 million in the six month period ended June 30, 2010 as revenue grew by 94% compared to the same period in 2009. Express-1’s continued investment in sales and sales diversification has paid off handsomely as it has expanded its presence into other markets. Also, the company’s investment in its Mexico operations two years ago has exceeded management’s expectations. During the period, home appliance, and retail business sectors have also contributed to the company surpassing previous year’s levels and have contributed to our overall improvement in diversifying our customer base which historically has been more dependent on the automotive sector. Express-1 has historically rebounded quickly from recessions as the expediting industry in general is typically one of the first benefactors of a recovering economy. We continue to be optimistic for the remainder of the year as capacity tightens and the economy improves.
     Fuel prices have increased resulting in a corresponding increase in fuel surcharge as a percentage of revenue during the first six months of 2010. For the six month period ended June 30, 2010 fuel surcharge revenues represented 12% of our revenue as compared to 8% in the same period in 2009. Rising fuel prices tend to have a negative impact on our gross margin since these revenues are substantially passed through to our owner operators; however, we believe that any negative margin impact from fuel will be offset by pricing adjustments allowed by the market due to tightening truck capacity.
     Express-1’s gross margin percentage remained at 23% for the first six months of 2010 compared to the same period in 2009. We believe that margins will remain somewhat consistent moving forward as direct transportation cost pressures due to fuel increases and an overall lack of capacity will offset any upside gains that the market might allow on the revenue side.
     We are encouraged that as a percentage to total revenue our SG&A costs have dropped during the first six months to 12% as compared to 18% in the second quarter of 2009. Overall, selling, general, and administrative (SG&A) expenses increased by $924,000 in the period compared to the same period in 2009. The current percentage of 12% is consistent with historical trends and we believe this percentage is sustainable throughout the remainder of the year.
     For the six month period ended June 30, 2010, Express-1 generated income from operations before tax of $4,131,000 compared to $857,000 in the same period in 2009 representing an increase of 382%. Management remains optimistic about the remainder of the year as the economy continues to improve.

Concert Group Logistics (CGL)
     CGL’s initial six months of revenue in 2010 reflected a healthy rebound from 2009. Revenues of $29 million compared favorably to revenues of $19.8 million in 2009 and are due in large part to the purchase of certain assets and liabilities of LRG International (CGL International) in October of 2009.
     Direct expenses consist primarily of payments for purchased transportation in addition to payments to CGL’s independent offices that control the overall operation of our customer’s shipments. As a percentage of CGL revenue, direct expenses represented 90% for the first two quarters of 2010 compared to 91% for the same period in 2009. This overall gain in efficiency resulted in CGL’s gross margin percentage improving to 10% in the first two quarters of 2010 from 9% in the same period in 2009. We believe that the improved margin will be sustainable for the remainder of the year and is partly due to running CGL International as a company owned station.
     Selling, general and administrative expenses increased in the six month period ended June 30, 2010 by $930,000 as compared to the same period in 2009. These cost increases relate primarily to write-offs associated with the transition of the Minneapolis office in addition to the administrative costs associated with running CGL International as company owned branches. These increased costs with CGL International are directly offset by decreases in direct expenses resulting in a higher gross margin percentage. As a percentage of revenue, SG&A costs increased to 8% in the first two quarters of 2010 from 7% during the first two quarters of 2009. We anticipate the current SG&A percentage of revenue being sustained for the remainder of the year based on this change in our operating model.
     For the six month period ended June 30, 2010, Concert Group Logistics generated income from operations before tax of $811,000 representing an increase of 47% from the comparable period in 2009. Again, this is due primarily to the improved freight environment. We continue to anticipate favorable results for the remainder of the year with an improved economy and increased revenues.
     Management continues to focus on the expansion of its independent office network, and is actively pursuing strategic opportunities. As of June 30, 2010 the Company maintained a network of 23 independent offices and 2 company owned branches as compared to 25 independent offices as of June 30, 2009.
Bounce Logistics
     Bounce continues to see significant growth as its revenue for the first six months of 2010 increased by 94% to $7.8 million compared to 2009 revenues of $4.0 million in the comparable period. We believe this is reflective of an improving economy and an aggressive growth strategy. We continue to be very optimistic about growth potential as Bounce progresses through 2010.
     In the first six month period of 2010, Bounces’ direct transportation expenses increased to 84% as a percentage of revenue as compared to 83% in the comparable period in 2009. We believe this cost increase reflects a tightening of truck capacity in the marketplace. This slight decrease in margin has been more than offset by additional business that has generated an additional $597,000 in gross margin through the first six months of 2010 as compared to the same period in 2009. We continue to have confidence in Bounce’s ability to grow and access truck capacity in 2010.
     Selling, general and administrative expenses increased by $486,000 in the six month period ended June 30, 2010 compared to the same period in 2009. The increase on a quarter to quarter basis has resulted from costs associated with aggressive sales growth during the quarter. Overall efficiencies of scale have improved based on revenue growth as the percentage of S&A costs to revenue has decreased from 14% in 2009 to 13% in 2010. We are anticipating that additional growth will continue to reduce Bounce’s SG&A percentage to revenue to 12% by year end.
     The above items have resulted in Bounce generating operating income of $238,000 in the six month period ended June 30, 2010 compared to $127,000 in the same period in 2009. Management continues to be optimistic regarding the future growth and profitability potential of Bounce moving forward in 2010.

Corporate
Corporate costs for the first six months of 2010 increased by $84,000 as compared to the same two quarters in 2009. As a percentage of revenue, corporate costs decreased from 2% in the second quarter of 2009 to 1% in the same period in 2010. We anticipate holding these costs below 2009 levels as increased revenues have produced favorable efficiencies in scale.
     Liquidity and Capital Resources
General
     As of June 30, 2010, we had $9.2 million of working capital with associated cash of $280,000 compared with working capital of $970,000 and cash of $495,000 as of December 31, 2009. This represents an increase of $8.2 million or 846% in working capital during the six-month period. The Company renewed its credit facility with PNC Bank formerly National City Bank on March 31, 2010. The renewal of the Company’s credit facility had a positive impact of approximately $4.9 million on its working capital by converting the classification of both its term debt and line of credit to long term obligations based on the terms of the new agreement. The Company also had an increase of its account receivable of $5.7 million during the six-month period ended June 30, 2010.
Cash Flow
     During the six months ended June 30, 2010, $792,000 in cash was generated from operations. The primary source of cash for the six month period was net income of $2.3 million and an increase of $2.1 million in accounts payable and $1.9 million in accrued expenses. The primary use of cash for the quarter was an increase of $5.7 million of accounts receivable associated with our revenue increase during the year. Additional uses of cash included $314,000 in prepaid expenses and a decrease in other liabilities of $889,000. During the same period in 2009, cash generated and used in operations netted to $0. The primary use of cash was a decrease in accounts payable of $1.1 million and a decrease in other liabilities of $170,000. The primary source of cash for the six month period was an increase of $500,000 in accrued expenses.
     Investing activities required cash usage of approximately $150,000 during the six months ended June 30, 2010. During this period, cash was used to purchase $151,000 in fixed assets. During the same period in 2009 we required cash usage of $1.3 million. During 2009 the cash was used to: 1) satisfy earn-out payments of $1.1 million to the former owners of Concert Group Logistics, LLC and, 2) purchase $250,000 in net assets related to the purchase of First Class Expediting Service, LLC in January of 2009.
     Financing activities used approximately $857,000 for the six months ended June 30, 2010. Net payments on the line of credit and term debt of $1.3 million resulted in the primary use of cash. Proceeds from the exercise of stock options totaling $409,000 provided a source of funds due to financing activities. During the same period in 2009, financing activities generated approximately $1.8 million, which were derived primarily from net draws on the company’s line of credit. Additionally, $642,000 in payments on the company’s debt was made during the period.
     During 2009, the Company fully utilized its federal net operating loss which has resulted in an additional use of funds in 2010 as compared to 2009. Through the first six months of 2010, cash payments related to tax liabilities equaled $1.5 million as compared to tax related payments of $236,000 in the same period of 2009.
Line of Credit and Term Note
     To ensure adequate near-term liquidity, we renewed our credit facility with PNC Bank, on March 31, 2010. This $15.0 million facility provides for a receivables based line of credit of up to $10.0 million and a term loan of $5.0 million. The Company may draw upon the receivables based line of credit the lesser of $10.0 million or 80% of eligible accounts receivable, less amounts outstanding under letters of credit and 50% of the term loan balance. The proceeds of the line of credit will be used exclusively for working capital purposes. The proceeds of the term loan were used to:
•	Pay off the $1.1million balance of the previous term loan which was entered into on January 31, 2008,

•	Refinance $2.0 million utilized to acquire the assets of LRG International, in October of 2009; and

•	Reduce the balance on the previous line of credit initially established on January 31, 2008 by $1.9 million.

     Substantially all the assets of our Company and wholly owned subsidiaries (Express-1, Inc., Concert Group Logistics, Inc., Bounce Logistics, Inc., and CGL International, Inc.) are pledged as collateral securing our performance under the credit facilities. The credit facility bears interest based upon LIBOR with an initial increment of 200 basis points for the line of credit and 225 basis points for the term loan. The term loan is payable over a thirty-six month period and requires monthly principal payments of $139,000 plus accrued interest.
     The credit facilities carry certain covenants related to the Company’s financial performance. Included among the covenants are a fixed charge coverage ratio and a total funded debt to earnings before interest, taxes, depreciation and amortization ratio. As of June 30, 2010, the Company was in compliance with all terms under the credit facility and no events of default existed under the terms of this agreement.
     We had outstanding standby letters of credit at June 30, 2010 of $410,000 related to insurance policies either continuing in force or recently canceled. Amounts outstanding for letters of credit reduce the amount available under our line of credit, dollar-for-dollar.
     Available capacity in excess of outstanding borrowings under the line was approximately $7.5 million as limited by 80% of the Company’s eligible receivables as of June 30, 2010. The credit facility carries a maturity date of March 31, 2012.
Options
     The following schedule represents those options that the Company has outstanding as of June 30, 2010. The schedule also segregates the options by expiration date and exercise price to better identify their potential for exercise. Additionally, the total approximate potential proceeds by year have been identified.

						Total	Approximate
	Options grouped by exercise price					Outstanding	Potential
	.50-.75	.76-1.00	1.01-1.25	1.26-1.50	1.51 >	Options	Proceeds

Option Expiration Dates
2010			125,000			125,000	$156,000
2011			125,000			125,000	130,000
2014		50,000		500,000		550,000	769,000
2015	500,000		200,000			700,000	603,000
2016		50,000	125,000	100,000		275,000	314,000
2017			50,000	323,000		373,000	518,000
2018		290,000	101,000			391,000	386,000
2019	25,000	75,000	25,000			125,000	112,000
2020			75,000	50,000	325,000	450,000	664,000

Totals	525,000	465,000	826,000	973,000	325,000	3,114,000	$3,652,000

Contractual Obligations
     The following table reflects all contractual obligations of our Company as of June 30, 2010.

	Payments Due by Period
		Less than 1	1 to 3	3 to 5	More than 5
Contractual Obligations	Total	Year	Years	Years	Years
Term notes payable	$4,583,000	$1,667,000	$2,916,000	$—	$—
Capital leases payable	20,000	7,000	13,000	—	—

Total note payable and capital leases	4,603,000	1,674,000	2,929,000	—	—
Line of credit	2,089,000	—	2,089,000	—	—
Operating/real estate leases	900,000	450,000	432,000	18,000	—
Earnout obligation — LRG*	1,400,000	950,000	450,000	—	—
Employment contracts	2,327,000	1,184,000	1,143,000	—	—

Total contractual cash obligations	$11,319,000	$4,258,000	$7,043,000	$18,000	$—

*	For additional information see Footnote 3-Acquisitions

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
     PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     From time-to-time, the Company is involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended June 30, 2010.
Item 1A. Risk Factors.
     Not required
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     No unregistered equity securities were sold in the current reporting period.
Item 3. Defaults upon Senior Securities.
     The Company’s line of credit and a term note contain various covenants pertaining to the maintenance of certain financial ratios. As of June 30, 2010, the Company was in compliance with the ratios required under these agreements. No events of default exist on these agreements as of the filing date.
Item 4. Removed and Reserved.
Item 5. Other Information.
Effective June 1, 2010 Dan Para, was appointed the CEO of CGL.

Item 6. Exhibits

Exhibit No.	Description

10.1	Second amendment to the Employment agreement between the Company and Michael R. Welch, the Company’s Chief Executive Officer, dated June 14, 2010.

10.2	Employment agreement between the Company and Daniel Para, the Company’s Chief Executive Officer of Concert Group Logistics, Inc., effective June 1, 2010.

10.3	Amendment to revolving and term loan agreement dated March 31, 2010, filed on Form 8-K on April 5, 2010 and incorporated herein by reference.

10.4	Commercial term note obligation dated March 31, 2010 filed on Form 8-K on April 5, 2010 and incorporated herein by reference.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of the Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Express-1 Expedited Solutions, Inc.
/s/ Michael R. Welch
Michael R. Welch
Chief Executive Officer

/s/ John D. Welch
John D. Welch
Interim Chief Financial Officer

Date: August 13, 2010

Exhibit Index

Exhibit No.	Description

10.1	Second amendment to the Employment agreement between the Company and Michael R. Welch, the Company’s Chief Executive Officer, dated June 14, 2010.

10.2	Employment agreement between the Company and Daniel Para, the Company’s Chief Executive Officer of Concert Group Logistics, Inc., effective June 1, 2010.

10.3	Amendment to revolving and term loan agreement dated March 31, 2010, filed on Form 8-K on April 5, 2010 and incorporated herein by reference.

10.4	Commercial term note obligation dated March 31, 2010 filed on Form 8-K on April 5, 2010 and incorporated herein by reference.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of the Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)