Form 10-Q
period 2010-09-30
EXPRESS-1 EXPEDITED SOLUTIONS INC
filed 2010-11-12
CIK 1166003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 2010

☐
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The Registrant has 32,382,522 shares of its common stock outstanding as of November 12, 2010.

Express-1 Expedited Solutions, Inc.
Form 10-Q
Index

Part I — Financial Information
Item 1 — Financial Statements
Express-1 Expedited Solutions, Inc.
Consolidated Balance Sheets

	(Unaudited)
	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash	$951,000	$495,000
Accounts receivable, net of allowances of $302,000 and $225,000, respectively	26,282,000	17,569,000
Prepaid expenses	430,000	158,000
Deferred tax asset, current	169,000	353,000
Other current assets	554,000	459,000

Total current assets	28,386,000	19,034,000

Property and equipment, net of $3,116,000 and $2,651,000 in accumulated depreciation, respectively	2,806,000	2,797,000
Goodwill	16,959,000	16,959,000
Identifiable intangible assets, net of $2,669,000 and $2,198,000 in accumulated amortization, respectively	8,704,000	9,175,000
Loans and advances	162,000	30,000
Other long-term assets	735,000	1,044,000

Total long-term assets	29,366,000	30,005,000

Total assets	$57,752,000	$49,039,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,780,000	$6,769,000
Accrued salaries and wages	1,218,000	310,000
Accrued expenses, other	3,469,000	2,272,000
Line of credit	—	6,530,000
Current maturities of notes payable and capital leases	1,671,000	1,215,000
Other current liabilities	495,000	968,000

Total current liabilities	15,633,000	18,064,000

Line of credit	4,073,000	—
Notes payable and capital leases, net of current maturities	2,513,000	213,000
Deferred tax liability, long-term	1,630,000	1,156,000
Other long-term liabilities	841,000	1,202,000

Total long-term liabilities	9,057,000	2,571,000

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 32,562,522 and 32,215,218 shares issued, respectively; and 32,382,522 and 32,035,218 shares outstanding, respectively	33,000	32,000
Additional paid-in capital	27,077,000	26,488,000
Treasury stock, at cost, 180,000 shares held	(107,000)	(107,000)
Accumulated earnings	6,059,000	1,991,000

Total stockholders’ equity	33,062,000	28,404,000

Total liabilities and stockholders’ equity	$57,752,000	$49,039,000

The accompanying notes are an integral part of the consolidated financial statements.

Express-1 Expedited Solutions, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Revenues
Operating revenue	$44,448,000	$26,211,000	$116,430,000	$68,526,000
Expenses
Direct expense	36,309,000	21,482,000	95,453,000	56,944,000

Gross margin	8,139,000	4,729,000	20,977,000	11,582,000
Sales general and administrative expense	5,219,000	3,284,000	13,892,000	9,533,000

Operating income from continuing operations	2,920,000	1,445,000	7,085,000	2,049,000

Other expense	48,000	19,000	102,000	28,000
Interest expense	32,000	26,000	140,000	74,000

Income from continuing operations before income tax	2,840,000	1,400,000	6,843,000	1,947,000
Income tax provision	1,110,000	599,000	2,775,000	858,000

Income from continuing operations	1,730,000	801,000	4,068,000	1,089,000
Income from discontinued operations, net of tax	—	10,000	—	15,000

Net income	$1,730,000	$811,000	$4,068,000	$1,104,000

Basic income per share
Income from continuing operations	$0.05	$0.03	$0.13	$0.03
Income from discontinued operations	—	—	—	—
Net income	0.05	0.03	0.13	0.03
Diluted income per share
Income from continuing operations	0.05	0.03	0.12	0.03
Income from discontinued operations	—	—	—	—
Net income	$0.05	$0.03	$0.12	$0.03
Weighted average common shares outstanding
Basic weighted average common shares outstanding	32,381,502	32,035,218	32,154,890	32,035,218
Diluted weighted average common shares outstanding	33,008,742	32,138,885	32,741,822	32,142,150
The accompanying notes are an integral part of the consolidated financial statements.

Express-1 Expedited Solutions, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating activities
Net income	$4,068,000	$1,104,000
Adjustments to reconcile net income to net cash from operating activities
Provisions for allowance for doubtful accounts	77,000	147,000
Depreciation & amortization expense	1,026,000	835,000
Stock compensation expense	156,000	143,000
Loss (gain) on disposal of equipment	4,000	(29,000)
Deferred tax expense	658,000	260,000
Changes in assets and liabilities, net of effects of acquisition:
Account receivable	(8,790,000)	(3,480,000)
Other current assets	(95,000)	75,000
Prepaid expenses	(272,000)	184,000
Other Long-term assets and advances	89,000	(36,000)
Accounts payable	2,011,000	(1,062,000)
Accrued expenses	2,105,000	1,148,000
Other liabilities	(834,000)	(173,000)

Cash provided (used) by operating activities	203,000	(884,000)

Investing activities
Acquisition of businesses, net of cash acquired	—	(250,000)
Payment of acquisition earn-out	—	(1,100,000)
Payment for purchases of property and equipment	(482,000)	(103,000)
Proceeds from sale of property and equipment	2,000	63,000

Cash flows used by investing activities	(480,000)	(1,390,000)

Financing activities
Credit line, net activity	(2,457,000)	2,796,000
Proceeds from credit facility renewal	5,000,000	—
Payments of term debt	(2,244,000)	(946,000)
Proceeds from exercise of options	434,000	—

Cash flows provided by financing activities	733,000	1,850,000

Net increase (decrease) in cash	456,000	(424,000)
Cash, beginning of period	495,000	1,107,000

Cash, end of period	$951,000	$683,000

Supplemental disclosure of noncash activities:
Cash paid during the period for interest	$153,000	$51,400
Cash paid during the period for income taxes	2,534,000	282,000
Acquisition of assets and liabilities (First Class 2009):
Property and equipment		$82,000
Goodwill and other intangible assets		210,000
Liabilities assumed		(42,000)

Total purchase price paid in cash		$250,000

The accompanying notes are an integral part of the consolidated financial statements.

Express-1 Expedited Solutions, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2010
(Unaudited)

					Additional
	Common Stock		Treasury Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2009	32,215,218	$32,000	(180,000)	$(107,000)	$26,488,000	$1,991,000	$28,404,000
Stock option expense					156,000		156,000
Issuance of common stock	347,304	1,000			433,000		434,000
Net income						4,068,000	4,068,000

Balance, September 30, 2010	32,562,522	$33,000	(180,000)	$(107,000)	$27,077,000	$6,059,000	$33,062,000

The accompanying notes are an integral part of the consolidated financial statements.

Express-1 Expedited Solutions, Inc.
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2010 and 2009
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
     The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position at September 30, 2010 and December 31, 2009 and results of operations for the three and nine month periods ended September 30, 2010 and 2009. The preparation of the financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates.
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
     Options generally become fully vested three to five years from the date of grant and expire five to ten years from the grant date. During the nine-month period ended September 30, 2010, the Company granted 635,000 options to purchase shares of its common stock while cancelling or retiring 301,000 options in the same period. As of September 30, 2010 the Company has 3,130,000 options outstanding and an additional 2,122,000 options available for future grants under the existing plan. During the life of the plan 347,000 stock options have been exercised.
     The weighted-average fair value of each stock option recorded in expense for the nine-month period ended September 30, 2010 was estimated on the date of grant using the Black-Scholes option pricing model and amortized over the requisite service period of the underlying options. The Company has used one grouping for the assumptions, as its option grants are primarily basic with similar characteristics. The expected term of options granted has been derived based upon the Company’s history of actual exercise behavior and represents the period of time that options granted are expected to be outstanding. Historical data was also used to estimate option exercises and employee terminations. Estimated volatility is based upon the Company’s historical market price at consistent points in a period equal to the expected life of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and the dividend yield is zero. The weighted average assumptions outlined in the table below were utilized in the calculations of compensation expense from option grants in the reporting period reflected.

	Nine Months Ended
	September 30,
	2010	2009
Risk-free interest rate	2.5%	2.8%
Expected life (in years)	5.8	5.3
Expected volatility	35%	39%
Expected dividend yield	none	none
Grant date fair value	$0.53	$0.31

     The following table summarizes the option activity for the nine-month period ended September 30, 2010:

			Weighted
		Weighted Average	Average
	Options	Exercise Price	Remaining Life
Outstanding at December 31, 2009	3,143,000	$1.14	5.0
Granted	635,000	1.41
Expired	(301,000)	1.28
Exercised	(347,000)	1.25

Outstanding at September 30, 2010	3,130,000	1.17	6.2

Outstanding exercisable at September 30, 2010	2,348,000	$1.14	5.4

     For the nine months ended September 30, 2010 and 2009, the Company recognized $156,000 and $143,000, respectively, in stock based compensation.
     As of September 30, 2010, the Company had approximately $337,000 of unrecognized compensation cost related to non-vested share-based compensation that is anticipated to be recognized over a weighted average period of approximately 1.2 years. Estimated remaining compensation expense related to existing share-based plans is $45,000, $147,000, $107,000 and $38,000 for the years ended December 31, 2010, 2011, 2012, and 2013, respectively.
     At September 30, 2010, the aggregate intrinsic value of options outstanding was $2.2 million and the aggregate intrinsic value of options exercisable was $1.7 million. The total fair value of options vested during the nine months ended September 30, 2010 and 2009 was $111,000 and $160,000 respectively.
     347,000 options were exercised during the nine-month period ended September 30, 2010 and zero options were exercised during the nine-month period ended September 30, 2009. Cash proceeds received from the exercise of options for the nine months ended September 30, 2010 and 2009 were $434,000 and $0, respectively.
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
Income Taxes
     Taxes on income are provided in accordance with US GAAP. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax basis of particular assets and liabilities, and the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the enactment date. A valuation allowance is provided to offset the net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated its tax position and concluded no valuation allowance on its deferred tax assets is required, as of September 30, 2010. The Company had previously generated a significant federal net operating loss (NOL) deduction which had been utilized over the past several years. During 2009 the carryforward deduction was fully utilized and no further NOL carryforward will be available for federal tax purposes during 2010. For state tax purposes an NOL still exists and as of September 30, 2010 the NOL carryforward equals approximately $2.3 million.

Goodwill
     Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. The Company follows the provisions of US GAAP in its accounting of goodwill, which requires an annual impairment test for goodwill and intangible assets with indefinite lives. The first step of the impairment test requires that the Company determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. The Company performs the annual impairment testing during the third quarter unless events or circumstances indicate impairment of the goodwill may have occurred before that time. The Company evaluated its goodwill during the third quarter and determined that no impairment was necessary.
     The Company added $687,000 of goodwill in the first quarter of 2009, as a result of the final earnout settlement related to the acquisition of certain assets and liabilities of Concert Group Logistics, LLC. For a more complete analysis of this item refer to Footnote 7 — Related Party Transactions.
Identified Intangible Assets
     The Company follows the provisions of US GAAP in its accounting of identified intangible assets, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. During the nine-month periods ended September 30, 2010, and 2009, there was no impairment of intangible assets.
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

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Income from continuing operations	$1,730,000	$801,000	$4,068,000	$1,089,000
Income from discontinued operations	—	10,000	—	15,000

Net income	$1,730,000	$811,000	$4,068,000	$1,104,000

Basic weighted shares outstanding	32,381,502	32,035,218	32,154,890	32,035,218
Diluted weighted shares outstanding	33,008,742	32,138,885	32,741,822	32,142,150

Basic earnings per share
Income from continuing operations	$0.05	$0.03	$0.13	$0.03
Income from discontinued operations	—	—	—	—
Net income	0.05	0.03	0.13	0.03

Diluted earnings per share
Income from continuing operations	0.05	0.03	0.12	0.03
Income from discontinued operations	—	—	—	—
Net income	$0.05	$0.03	$0.12	$0.03
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
     At closing, the Company paid the former owners of LRG International, Inc. $2.0 million in cash. The Company used its existing line of credit to finance the transaction. On the one year anniversary of the purchase, the Company will pay the former owners $500,000. The transaction also provides for two potential annual earn-out payments totaling $900,000 provided certain performance criteria are met over a two year period. The Company recorded a liability of $737,000 based on the estimated fair value for these earn-outs. The Company has the discretion of paying the additional consideration in the form of cash, stock or any combination thereof.

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
     The following table outlines the Company’s debt obligations as of September 30, 2010 and December 31, 2009.

	Interest rates	Term (months)	As of September 30, 2010	As of December 31, 2009
Term notes payable	2.5%	36	$4,167,000	$1,400,000
Capital leases payable	5% - 18%	12 - 36	17,000	28,000

Total notes payable and capital leases			4,184,000	1,428,000
Less: current maturities of notes payable and capital leases			1,671,000	1,215,000

Non-current maturities of notes payable and capital leases			$2,513,000	$213,000

The Company entered into a new $5.0 million term note March 31, 2010. Commencing April 30, 2010, the term note is payable in 36 consecutive monthly installments consisting of $139,000 in monthly principal payments plus the unpaid interest accrued on the note. Interest is payable at the one-month LIBOR plus 225 basis points (2.51% at September 30, 2010).
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
     The line of credit and the term note referenced in Note 5 above carry certain covenants related to the Company’s financial performance. Included among the covenants are a fixed charge coverage ratio and a total funded debt to earnings before interest, taxes, depreciation and amortization ratio. As of September 30, 2010, the Company was in compliance with all terms under the line of credit and the above term note and no events of default existed under the terms of the agreements.
     The Company had outstanding standby letters of credit at September 30, 2010 of $410,000 related to insurance policies either continuing in force or recently canceled. Amounts outstanding for letters of credit reduce the amount available under the line of credit, dollar-for-dollar.
     Available capacity in excess of outstanding borrowings under the line was approximately $5.5 million as limited by 80% of the Company’s eligible receivables as of September 30, 2010. The line of credit carries a maturity date of March 31, 2012. As of September 30, 2010 the line of credit balance was $4.1 million.
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

8. Operating Segments
     The Company has four reportable segments based on the type of service provided, to its customers:
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
Express-1 Expedited Solutions, Inc
Segment Data
Three and Nine Months Ended September 30, 2010 and 2009

						Total	Discontinued
		Concert Group				Continuing	Operations
	Express-1	Logistics	Bounce	Corporate	Eliminations	Operations	E-1 Dedicated
Three Months Ended September 30, 2010
Revenues	$21,407,000	$18,586,000	$5,696,000	$—	$(1,241,000)	$44,448,000	$—
Operating income (loss) from continuing operations	2,532,000	552,000	280,000	(444,000)		2,920,000	—
Depreciation and amortization	172,000	140,000	8,000	5,000		325,000	—
Interest expense		23,000	9,000	—		32,000	—
Tax provision	980,000	193,000	109,000	(172,000)		1,110,000	—
Goodwill	7,737,000	9,222,000	—	—		16,959,000	—
Total assets	26,505,000	26,247,000	3,694,000	24,179,000	(22,873,000)	57,752,000	—
Three Months Ended September 30, 2009						—
Revenues	14,704,000	8,945,000	3,077,000	—	(515,000)	26,211,000	—
Operating income (loss) from continuing operations	1,407,000	287,000	181,000	(430,000)		1,445,000	19,000
Depreciation and amortization	176,000	96,000	7,000	—		279,000	—
Interest expense	—	19,000	6,000	1,000		26,000	—
Tax provision	—	—	—	599,000		599,000	9,000
Goodwill	7,737,000	7,865,000	—	—		15,602,000	—
Total assets	24,932,000	17,985,000	1,891,000	13,750,000	(14,238,000)	44,320,000	—
Nine Months Ended September 30, 2010
Revenues	58,176,000	47,598,000	13,494,000	—	(2,838,000)	116,430,000	—
Operating income (loss) from continuing operations	6,663,000	1,363,000	518,000	(1,459,000)		7,085,000	—
Depreciation and amortization	505,000	484,000	23,000	14,000		1,026,000	—
Interest expense		116,000	23,000	1,000		140,000	—
Tax provision	2,741,000	510,000	204,000	(680,000)		2,775,000	—
Goodwill	7,737,000	9,222,000	—	—		16,959,000	—
Total assets	26,505,000	26,247,000	3,694,000	24,179,000	(22,873,000)	57,752,000	—
Nine Months Ended September 30, 2009
Revenues	33,682,000	28,739,000	7,089,000	—	(984,000)	68,526,000	666,000
Operating income (loss) from continuing operations	2,264,000	838,000	308,000	(1,361,000)		2,049,000	28,000
Depreciation and amortization	537,000	278,000	20,000	—		835,000	1,000
Interest expense	—	52,000	18,000	4,000		74,000	—
Tax provision	—	—	—	858,000		858,000	13,000
Goodwill	7,737,000	7,865,000	—	—		15,602,000	—
Total assets	$24,932,000	$17,985,000	$1,891,000	$13,750,000	$(14,238,000)	$44,320,000	$—

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
     The following table reflects the revenue, operating expenses, gross margins, and net income of the Company’s discontinued Express-1 Dedicated business unit for the three and nine-month period ending September 30, 2009.

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Operating revenue	$—	$666,000
Operating expense	(19,000)	532,000

Gross margin	19,000	134,000
Sales, general, and administrative expenses	—	106,000

Income from continuing operations before tax provision	19,000	28,000
Tax provision	9,000	13,000

Net income	$10,000	$15,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Critical Accounting Policies
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. In certain circumstances, those estimates and assumptions can affect amounts reported in the accompanying consolidated financial statements. We have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts will be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2009, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. For the period ended September 30, 2010, there were no significant changes to our critical accounting policies.

New Pronouncements
     The Company’s management does not believe that recent codified pronouncements by the FASB will have a material impact on the Company’s current or future financial statements.
Executive Summary
     Express-1 Expedited Solutions, Inc. (the “Company,” “we,” “our” and “us”), a Delaware corporation, is a transportation services organization focused upon premium logistics solutions provided through its non-asset based or asset-light operating units. The Company’s operations are provided through three distinct but complementary operating divisions, each with its own President. Our wholly owned subsidiaries include; Express-1, Inc. (“Express-1”), Concert Group Logistics, Inc. (“Concert Group Logistics” or “CGL”) and Bounce Logistics, Inc. (“Bounce Logistics”, or “Bounce”). These operating divisions are more fully outlined in the following table.

Business Divisions	Primary Office Location	Premium Industry Niche	Initial Date
Express-1	Buchanan, Michigan	Expedited Transportation	August 2004
Concert Group Logistics	Downers Grove, Illinois	Freight Forwarding	January 2008
Bounce Logistics	South Bend, Indiana	Premium Truckload Brokerage	March 2008
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

For the three months ended September 30, 2010 compared to the three months ended September 30, 2009
The following tables are provided to allow users to visualize quarterly results within our major reporting classifications. The tables do not replace the financial statements, notes thereto, or management discussion contained within this report on Form 10-Q. We encourage users to review these items for a more complete understanding of our financial position and results of operations.
Express-1 Expedited Solutions, Inc.
Summary Financial Table
For the Three Months Ended September 30,
(Unaudited)

					Percent of
	Quarter to Date		Quarter to Quarter Change		Business Unit Revenue
	2010	2009	In Dollars	In Percentage	2010	2009
Revenues
Express-1	$21,407,000	$14,704,000	$6,703,000	45.6%	48.2%	56.1%
Concert Group Logistics	18,586,000	8,945,000	9,641,000	107.8%	41.8%	34.1%
Bounce Logistics	5,696,000	3,077,000	2,619,000	85.1%	12.8%	11.7%
Intercompany eliminations	(1,241,000)	(515,000)	(726,000)	-141.0%	-2.8%	-1.9%

Total revenues	44,448,000	26,211,000	18,237,000	69.6%	100.0%	100.0%

Direct expenses
Express-1	16,096,000	11,430,000	4,666,000	40.8%	75.2%	77.7%
Concert Group Logistics	16,699,000	8,026,000	8,673,000	108.1%	89.8%	89.7%
Bounce Logistics	4,755,000	2,541,000	2,214,000	87.1%	83.5%	82.6%
Intercompany eliminations	(1,241,000)	(515,000)	(726,000)	-141.0%	100.0%	100.0%

Total direct expenses	36,309,000	21,482,000	14,827,000	69.0%	81.7%	82.0%

Gross margin
Express-1	5,311,000	3,274,000	2,037,000	62.2%	24.8%	22.3%
Concert Group Logistics	1,887,000	919,000	968,000	105.3%	10.2%	10.3%
Bounce Logistics	941,000	536,000	405,000	75.6%	16.5%	17.4%

Total gross margin	8,139,000	4,729,000	3,410,000	72.1%	18.3%	18.0%

Selling, general & administrative
Express-1	2,779,000	1,867,000	912,000	48.8%	13.0%	12.7%
Concert Group Logistics	1,335,000	632,000	703,000	111.2%	7.2%	7.1%
Bounce Logistics	661,000	355,000	306,000	86.2%	11.6%	11.5%
Corporate	444,000	430,000	14,000	3.3%	1.0%	1.6%

Total selling, general & administrative	5,219,000	3,284,000	1,935,000	58.9%	11.7%	12.5%

Operating income from continuing operations
Express-1	2,532,000	1,407,000	1,125,000	80.0%	11.8%	9.6%
Concert Group Logistics	552,000	287,000	265,000	92.3%	3.0%	3.2%
Bounce Logistics	280,000	181,000	99,000	54.7%	4.9%	5.9%
Corporate	(444,000)	(430,000)	(14,000)	-3.3%	-1.0%	-1.6%

Operating income from continuing operations	2,920,000	1,445,000	1,475,000	102.1%	6.6%	5.5%

Interest expense	32,000	26,000	6,000	23.1%	0.1%	0.1%
Other expense	48,000	19,000	29,000	152.6%	0.1%	0.1%

Income from continuing operations before tax	2,840,000	1,400,000	1,440,000	102.9%	6.4%	5.3%

Tax provision	1,110,000	599,000	511,000	85.3%	2.5%	2.3%

Income from continuing operations	1,730,000	801,000	929,000	116.0%	3.9%	3.1%

Loss from discontinued operations, net of tax	—	10,000	(10,000)	-100.0%	0.0%	0.0%

Net income	$1,730,000	$811,000	$919,000	113.3%	3.9%	3.1%

Express-1 Expedited Solutions, Inc.
Summary of Selling, General & Administrative Expenses
For the Three Months Ended September 30,
(Unaudited)

	Quarter to Date		Quarter to Quarter Change
	2010	2009	In Dollars	In Percentage
Express-1, Inc.
Salaries & benefits	$1,919,000	$1,309,000	$610,000	46.6%
Purchased services	339,000	165,000	174,000	105.5%
Depreciation & amortization	123,000	129,000	(6,000)	-4.7%
Other	398,000	264,000	134,000	50.8%

Total selling, general & administrative	2,779,000	1,867,000	912,000	48.8%

Concert Group Logistics
Salaries & benefits	789,000	377,000	412,000	109.3%
Purchased services	64,000	20,000	44,000	220.0%
Depreciation & amortization	140,000	129,000	11,000	8.5%
Other	342,000	106,000	236,000	222.6%

Total selling, general & administrative	1,335,000	632,000	703,000	111.2%

Bounce
Salaries & benefits	472,000	247,000	225,000	91.1%
Purchased services	34,000	18,000	16,000	88.9%
Depreciation & amortization	8,000	7,000	1,000	14.3%
Other	147,000	83,000	64,000	77.1%

Total selling, general & administrative	661,000	355,000	306,000	86.2%

Corporate
Salaries & benefits	118,000	86,000	32,000	37.2%
Purchased services	191,000	232,000	(41,000)	-17.7%
Depreciation & amortization	5,000	—	5,000	100.0%
Other	130,000	112,000	18,000	16.1%

Total selling, general & administrative	444,000	430,000	14,000	3.3%

Total SG&A expenses
Total salaries & benefits	3,298,000	2,019,000	1,279,000	63.3%
Total purchased services	628,000	435,000	193,000	44.4%
Total depreciation & amortization	276,000	265,000	11,000	4.2%
Total other	1,017,000	565,000	452,000	80.0%

Total selling, general & administrative	$5,219,000	$3,284,000	$1,935,000	58.9%

     Consolidated Results
     Solid growth in all three operating divisions continued in the third quarter of 2010 when compared to the same quarter in 2009. We continue to believe that our 2009 investment in sales diversification and maintaining our Express-1 fleet have paid big dividends in 2010. The sales team has produced an increasingly diverse customer base, and our successful 2009 acquisitions of First Class and LRG International have been integrated and continue to grow and prosper. Express-1 has experienced solid overall revenue growth with its international department becoming a major factor in Express-1’s service offerings. Additionally, CGL and Bounce are seeing strong organic growth as the freight environment continues to improve. Based on the above, gross revenues increased to $44.4 million in the third quarter as compared to $26.2 million in the same period in 2009, representing a 69.6% increase.
     Direct expenses represent expenses attributable to freight transportation. During the third quarter of 2010, these expenses continued to maintain a direct relationship to our operating revenues. Our “asset light” operating model provides transportation capacity through variable cost transportation alternatives, and therefore enables us to control our operating costs as our volumes fluctuate. Our primary means of providing capacity are through our fleet of independent contractors and brokerage relationships. We continue to view this operating model as a strategic advantage. Our overall gross margin improved to 18.3% for the third quarter of 2010 as compared to 18.0% for the third quarter of 2009 due in large part to improved margins at Express-1. We believe that this is also a positive sign for the economy as overall industry capacity shortages coupled with economic improvements continue to put upward pressure on margins.
     We are encouraged that as a percentage to total revenue our SG&A costs have dropped during the third quarter of 2010 to 11.7% as compared to 12.5% in the comparable period in 2009. Overall, selling, general and administrative (SG&A) expenses increased by $1.9 million for the three months ended September 30, 2010 compared to the same period in 2009. Salaries and benefits represented $1.3 million of the increased SG&A costs and were incurred due to the increased business volumes in addition to reestablishing some of the benefits that were eliminated in 2009. The current percentage of 11.7% is consistent with historical trends and we believe this percentage is sustainable throughout the remainder of the year as additional volumes have contributed to our efficiencies.
     Net income for the quarter ended September 30, 2010 totaled $1.7 million compared to $811,000 for the same quarter in 2009 representing an increase of 113.3%. This positive trend reflects the overall improvement in the economy in addition to efficiencies garnered during the economic downturn. This positive trend also reflects positive impacts due to acquisition activity over the past two years.
     Express-1
     For the fourth consecutive quarter, Express-1 generated record quarterly revenues of $21.4 million in the third quarter as revenue grew by 45.6% compared to the same period in 2009. Express-1’s continued investment in sales diversification has paid off handsomely as it has expanded its presence into other markets. Also, the Company’s investment in its Mexican freight operation has exceeded management’s expectations by providing approximately 17.0% of Express-1’s revenue for the quarter. During the quarter, home appliance, and retail business sectors have also contributed to the Company surpassing previous year’s levels and have contributed to our overall improvement in diversifying our customer base which historically has been more dependent on the automotive sector. Additionally, our Detroit Metro office (formerly First Class Expedite Service) continued to provide a boost to our business by serving as the key contact for certain large customer relationships. In the quarter, the Detroit office tendered 518 shipments with our main office, and handled approximately 6,000 shipments with their Detroit based fleet. Express-1 has historically rebounded quickly from recessions as the expediting industry in general is typically one of the first benefactors of a recovering economy.
     Fuel prices have increased resulting in a corresponding increase in fuel surcharge as a percentage of revenue in the third quarter of 2010. For the three month period ended September 30, 2010, fuel surcharge revenues represented 12.1% of our revenue as compared to 10.2% in the same period in 2009. Rising fuel prices tend to have a negative impact on our gross margin percentage since these revenues are substantially passed through to our owner operators. We believe that any negative margin impact from fuel will be offset by pricing adjustments allowed by the market due to tightening truck capacity.
     Express-1’s gross margin percentage increased to 24.8% for the third quarter of 2010 compared to 22.3% in the same quarter in 2009. We believe that margins will remain somewhat consistent moving forward in 2010 as tightening capacity has allowed the Company to gain margin with targeted revenue increases. We are somewhat cautious with our anticipated margin moving forward due to the fact that direct transportation cost pressures due to fuel increases and an overall lack of capacity will offset any upside gains that the market might allow on the revenue side.

     Selling, general and administrative expenses increased slightly in the third quarter of 2010 to 13.0% as compared to 12.7% in the third quarter of 2009. Overall, selling, general and administrative (SG&A) expenses increased by $912,000 in the third quarter of 2010 compared to the same period in 2009. The current percentage of 13.0% is consistent with historical trends and we believe this percentage is sustainable throughout the remainder of the year. Increases in salaries and benefits added $610,000 to the SG&A, compared to the same quarter in 2009. The increase in this area resulted from increased business volumes in addition to the reestablishment of benefits that were eliminated in 2009.
     For the quarter ended September 30, 2010, Express-1 generated income from operations before tax of $2.5 million compared to $1.4 million in the same quarter in 2009 representing an increase of 80.0%. Management remains optimistic about the remainder of the year as the overall economy improves and trucking capacity tightens.
     Concert Group Logistics (CGL)
     CGL continued to rebound from its 2009 results. CGL’s third quarter revenue was $18.6 million which compared favorably to revenues of $8.9 million in 2009 representing an increase of 107.8%. The purchase of certain assets and liabilities of LRG International (CGL International) in October of 2009, contributed to the revenue increases during the third quarter as compared to the same period in 2009. CGL International (formerly LRG International) revenues represented $4.0 million or 21.5% of CGL’s third quarter’s revenue.
     Direct expenses of $16.7 million consist primarily of payments for purchased transportation in addition to payments to CGL’s independent offices that control the overall operation of customer shipments. CGL International’s direct expense represented $3.4 million or 20.4% of the total direct expense of CGL. As a percentage of CGL revenue, direct expenses represented 89.8% for the third quarter of 2010 as compared to 89.7% for the same quarter in 2009. We anticipate slight improvements in CGL’s gross margin moving forward due to CGL International being a company-owned office with less of its costs being reflected as direct expenses. These costs relate to the operational activities of the 2 CGL International branches in Tampa and Miami and have been included in the SG&A expense line item for financial presentation purposes.
     Selling, general and administrative expenses increased in the third quarter of 2010 by $703,000 as compared to the same period in 2009. These cost increases relate primarily to additional costs of $355,000 associated with running CGL International as Company owned branches. These additional costs represent a shift from direct costs to SG&A costs due to CGL International’s company owned status. Total SG&A costs of $1.3 million for the third quarter represented an increase of $703,000 from the same quarter in 2009. The majority of this increase, $412,000 was due to increased payroll related to increased volumes and revenues generated during 2010. Additionally, benefits that were discontinued during the recession of 2009 were reestablished during 2010 and have also contributed to the increased costs in the third quarter when compared to the prior year. As a percentage to revenue SG&A costs increased slightly to 7.2% in the third quarter of 2010 as compared to 7.1% in the third quarter of 2009. We anticipate the current SG&A percentage of revenue being sustained for the remainder of the year based on the additional operating costs associated with CGL International being classified on this line item for financial statement presentation. Additionally, other expenses increased by $291,000 in the third quarter of 2010 primarily relating to bad debts incurred during the quarter in addition to other expenses incurred at CGL International.
     For the quarter ended September 30, 2010, Concert Group Logistics generated income from operations before tax of $552,000 representing an increase of 92.3% from the comparable period in 2009. Approximately $220,000 or 39.9% of CGL’s operating income was generated at CGL International. Again, this is due primarily to an improving freight environment and we continue to anticipate favorable results for the remainder of the year as compared to 2009.
     Management continues to focus on the expansion of its independent office network, and is actively pursuing strategic opportunities. As of September 30, 2010 the Company maintained a network of 23 independent offices and 2 Company owned branches as compared to 26 independent offices as of September 30, 2009.

Bounce Logistics
     Bounce continues to see significant growth as its third quarter of 2010 revenues of $5.7 million represented an 85.1% increase over 2009 revenues in the comparable period. We believe this is reflective of an improving economy and Bounce’s aggressive growth strategy. We continue to be very optimistic about growth potential as economic conditions improve in 2010.
     In the third quarter of 2010 Bounces’ direct transportation expenses increased to 83.5% as a percentage of revenue as compared to 82.6% in the third quarter of 2009. This resulted in Bounces’ gross margin being reduced to 16.5% as compared to 17.4% in the comparable period in 2009. We believe the margin for the remainder of 2010 will approximate our current percentage as trucking capacity tightens creating upward pressure on purchased transportation. We believe that volume and price increases will more than offset the margin reduction as the economy continues to improve. We continue to have confidence in Bounce’s ability to grow and access truck capacity in 2010.
     Selling, general and administrative expenses increased by $306,000 in the third quarter of 2010 compared to the same period in 2009. Increases in payroll and related benefits accounted for $225,000 of the increase during the quarter as compared to the same quarter in 2009. As mentioned previously, increased staffing due to volume increases in addition to reestablished benefits that were discontinued in 2009 accounted for this difference. Overall, our SG&A percentage to revenue increased slightly to 11.6% in the third quarter of 2010 as compared to 11.5% in the same period in 2009 and we anticipate that this percentage will be sustainable throughout the remainder of 2010.
     The above items have resulted in Bounce generating operating income of $280,000 in the third quarter of 2010 compared to $181,000 in the same period in 2009. Management continues to be optimistic regarding the future growth and profitability potential of Bounce for the remainder of 2010.
Corporate
     Corporate costs for the third quarter of 2010 increased by $14,000 as compared to the same quarter in 2009. As a percentage of revenue, corporate costs decreased to 1.0% in the third quarter of 2010 from 1.6% in the same period in 2009. We anticipate holding these costs below 2009 levels as increased revenues have produced favorable efficiencies in scale.
For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009
The following tables are provided to allow users to visualize quarterly results within our major reporting classifications. The tables do not replace the financial statements, notes thereto, or management discussion contained within this report on Form 10-Q. We encourage users to review these items for a more complete understanding of our financial position and results of operations.

Express-1 Expedited Solutions, Inc.
Summary Financial Table
For the Nine Months Ended September 30,
(Unaudited)

					Percent of
	Year to Date		Year to Year Change		Business Unit Revenue
	2010	2009	In Dollars	In Percentage	2010	2009
Revenues
Express-1	$58,176,000	$33,682,000	$24,494,000	72.7%	50.0%	49.2%
Concert Group Logistics	47,598,000	28,739,000	18,859,000	65.6%	40.9%	41.9%
Bounce Logistics	13,494,000	7,089,000	6,405,000	90.4%	11.6%	10.3%
Intercompany eliminations	(2,838,000)	(984,000)	(1,854,000)	-188.4%	-2.5%	-1.4%

Total revenues	116,430,000	68,526,000	47,904,000	69.9%	100.0%	100.0%

Direct expenses
Express-1	44,358,000	26,099,000	18,259,000	70.0%	76.2%	77.5%
Concert Group Logistics	42,653,000	25,952,000	16,701,000	64.4%	89.6%	90.3%
Bounce Logistics	11,280,000	5,877,000	5,403,000	91.9%	83.6%	82.9%
Intercompany eliminations	(2,838,000)	(984,000)	(1,854,000)	-188.4%	100.0%	100.0%

Total direct expenses	95,453,000	56,944,000	38,509,000	67.6%	82.0%	83.1%

Gross margin
Express-1	13,818,000	7,583,000	6,235,000	82.2%	23.8%	22.5%
Concert Group Logistics	4,945,000	2,787,000	2,158,000	77.4%	10.4%	9.7%
Bounce Logistics	2,214,000	1,212,000	1,002,000	82.7%	16.4%	17.1%

Total gross margin	20,977,000	11,582,000	9,395,000	81.1%	18.0%	16.9%

Selling, general & administrative
Express-1	7,155,000	5,319,000	1,836,000	34.5%	12.3%	15.8%
Concert Group Logistics	3,582,000	1,949,000	1,633,000	83.8%	7.5%	6.8%
Bounce Logistics	1,696,000	904,000	792,000	87.6%	12.6%	12.8%
Corporate	1,459,000	1,361,000	98,000	7.2%	1.3%	2.0%

Total selling, general & administrative	13,892,000	9,533,000	4,359,000	45.7%	11.9%	13.9%

Operating income from continuing operations
Express-1	6,663,000	2,264,000	4,399,000	194.3%	11.5%	6.7%
Concert Group Logistics	1,363,000	838,000	525,000	62.6%	2.9%	2.9%
Bounce Logistics	518,000	308,000	210,000	68.2%	3.8%	4.3%
Corporate	(1,459,000)	(1,361,000)	(98,000)	-7.2%	-1.3%	-2.0%

Operating income from continuing operations	7,085,000	2,049,000	5,036,000	245.8%	6.1%	3.0%

Interest expense	140,000	74,000	66,000	89.2%	0.1%	0.1%
Other expense	102,000	28,000	74,000	264.3%	0.1%	0.0%

Income from continuing operations before tax	6,843,000	1,947,000	4,896,000	251.5%	5.9%	2.8%

Tax provision	2,775,000	858,000	1,917,000	223.4%	2.4%	1.3%

Income from continuing operations	4,068,000	1,089,000	2,979,000	273.6%	3.5%	1.6%

Income from discontinued operations, net of tax	—	15,000	(15,000)	-100.0%	0.0%	0.0%

Net income	$4,068,000	$1,104,000	$2,964,000	268.5%	3.5%	1.6%

Express-1 Expedited Solutions, Inc.
Summary of Selling, General & Administrative Expenses
For the Nine Months Ended September 30,
(Unaudited)

	Year to Date		Year to Year Change
	2010	2009	In Dollars	In Percentage
Express-1, Inc.
Salaries & benefits	$5,075,000	$3,722,000	$1,353,000	36.4%
Purchased services	866,000	547,000	319,000	58.3%
Depreciation & amortization	362,000	394,000	(32,000)	-8.1%
Other	852,000	656,000	196,000	29.9%

Total selling, general & administrative	7,155,000	5,319,000	1,836,000	34.5%

Concert Group Logistics
Salaries & benefits	2,002,000	1,076,000	926,000	86.1%
Purchased services	154,000	149,000	5,000	3.4%
Depreciation & amortization	484,000	394,000	90,000	22.8%
Other	942,000	330,000	612,000	185.5%

Total selling, general & administrative	3,582,000	1,949,000	1,633,000	83.8%

Bounce
Salaries & benefits	1,216,000	580,000	636,000	109.7%
Purchased services	60,000	51,000	9,000	17.6%
Depreciation & amortization	23,000	20,000	3,000	15.0%
Other	397,000	253,000	144,000	56.9%

Total selling, general & administrative	1,696,000	904,000	792,000	87.6%

Corporate
Salaries & benefits	421,000	328,000	93,000	28.4%
Purchased services	695,000	671,000	24,000	3.6%
Depreciation & amortization	14,000	—	14,000	100.0%
Other	329,000	362,000	(33,000)	-9.1%

Total selling, general & administrative	1,459,000	1,361,000	98,000	7.2%

Total SG&A expenses
Total salaries & benefits	8,714,000	5,706,000	3,008,000	52.7%
Total purchased services	1,775,000	1,418,000	357,000	25.2%
Total depreciation & amortization	883,000	808,000	75,000	9.3%
Total other	2,520,000	1,601,000	919,000	57.4%

Total selling, general & administrative	$13,892,000	$9,533,000	$4,359,000	45.7%

     Consolidated Results
     The nine months ended September 30, 2010 represented a significant rebound from the same period in 2009 due to our focus on sales diversification and maintaining our fleet at Express-1 over the past year. Revenues for each of the business units saw significant increases as compared to 2009. In total, revenues of $116.4 million for the first nine months of 2010 represented a 69.9% increase as compared to the same period in 2009. We believe that our focus on business diversity and investing resources in sales during 2009 has positioned the Company well in the improved transportation environment. We continue to see improved revenues as compared to 2009 for the remainder of 2010.
     Direct expenses represent expenses attributable to freight transportation. During the initial nine months of 2010, these expenses continued to maintain a direct relationship to our operating revenues. Our “asset light” operating model provides transportation capacity through variable cost transportation alternatives, and therefore enables us to control our operating costs as our volumes fluctuate. Our primary means of providing capacity are through our fleet of independent contractors and brokerage relationships. We continue to view this operating model as a strategic advantage. Our overall gross margin increased to 18.0% for the initial nine months of 2010 as compared to 16.9% for the same period in 2009 due in large part to improved margins at Express-1 and Concert Group Logistics. We believe that this is also a positive sign for the economy as overall industry capacity shortages coupled with an improving freight environment continue to put upward pressure on margins.
     We are encouraged that as a percentage to total revenue our SG&A costs have dropped during the first nine months of 2010 to 11.9% as compared to 13.9% in the comparable period in 2009. Overall, selling, general and administrative (SG&A) expenses increased by $4.4 million for the initial nine months of 2010 compared to the same period in 2009. The current percentage of 11.9% is consistent with historical trends and we believe this percentage is sustainable throughout the remainder of the year as additional volumes have contributed to our efficiencies. Increased salaries and benefits are responsible for $3.0 million of the increase in SG&A expense and are a direct result of increased staffing costs related to increased volumes in addition to benefits that were reestablished in 2010 after being eliminated in 2009. Additionally, other costs increased by $919,000 and represented additional costs of running CGL International as a Company branch in addition to higher than normal bad debts incurred during year at CGL.
     Operating income from all three operating divisions reflected significant increases as compared to the same nine month period in 2009. Net income for the nine month period ended September 30, 2010 totaled $4.1 million compared to $1.1 million for the same period in 2009 representing an increase of 268.5%. This positive trend reflects the overall improvement in the freight environment in addition to efficiencies garnered during the economic downturn. This positive trend also reflects positive impacts due to acquisition activity over the past two years.
     Express-1
     Express-1 generated record revenues of $58.2 million in the nine month period ended September 30, 2010, as revenue grew by 72.7% compared to the same period in 2009. Express-1’s continued investment in sales diversification and maintaining its fleet of vehicles has paid off handsomely as it has expanded its presence into other markets. Also, the Company’s investment in its Mexico operations two years ago continues to exceed management’s expectations. During the same period, home appliance and retail business sectors contributed to the Company surpassing previous year’s levels. Additionally this contributed to our overall improvement in diversifying our customer base which historically has been more dependent on the automotive sector. Express-1 has historically rebounded quickly from recessions as the expediting industry in general is typically one of the first benefactors of a recovering economy. We continue to be optimistic for the remainder of the year as capacity tightens and the economy improves.
     Fuel prices have increased during the year resulting in a corresponding increase in fuel surcharge as a percentage of revenue during the first nine months of 2010. For the nine month period ended September 30, 2010, fuel surcharge revenues represented 12.1% of our revenue as compared to 8.9% in the same period in 2009. Rising fuel prices tend to have a negative impact on our gross margin since these revenues are substantially passed through to our owner operators; however, we believe that any negative margin impact from fuel will be offset by pricing adjustments allowed by the market due to tightening truck capacity and an improved freight environment.
     Express-1’s direct expenses represent both fleet costs associated with their fleet of vehicles along with brokerage costs related to runs that are brokered to other carriers. Express-1’s gross margin percentage increased to 23.8% for the first nine months of 2010 compared to 22.5% for the same period in 2009. We believe that the current margins will remain somewhat consistent as the improved freight environment and a corresponding tight capacity market has allowed Express-1 to increase pricing in targeted areas.

     We are encouraged that as a percentage to total revenue our SG&A costs have dropped during the first nine months to 12.3% as compared to 15.8% in the third quarter of 2009. Overall, selling, general and administrative (SG&A) expenses increased by $1.8 million in the period compared to the same period in 2009. Increased salaries and benefits accounted for $1.4 million of the increase in SG&A and resulted from increased staffing due to improved volumes and the reestablishment of benefits that were eliminated in 2009. The current percentage of 12.3% is consistent with historical trends and we believe this percentage is sustainable throughout the remainder of the year.
     For the nine month period ended September 30, 2010, Express-1 generated income from operations before tax of $6.7 million compared to $2.3 million in the same period in 2009 representing an increase of 194.3%. Management remains optimistic about the remainder of the year as the overall freight environment continues to improve.
     Concert Group Logistics (CGL)
     CGL’s initial nine months of revenue in 2010 reflected a healthy rebound from 2009. Revenues of $47.6 million compared favorably to revenues of $28.7 million in 2009 representing a 65.6% increase. The purchase of certain assets and liabilities of LRG International (CGL International) in October of 2009, contributed to the revenue increases during the nine month period. CGL International (formerly LRG International) revenues represented $8.9 million or 18.7% of CGL’s third quarter’s revenue.
     Direct expenses consist primarily of payments for purchased transportation in addition to payments to CGL’s independent offices that control the overall operation of our customer’s shipments. As a percentage of CGL revenue, direct expenses represented 89.6% for the first three quarters of 2010 compared to 90.3% for the same period in 2009. CGL International’s direct expense represented $7.6 million or 17.8% of the total direct expense of CGL. This overall gain in efficiency resulted in CGL’s gross margin percentage improving to 10.4% in the first three quarters of 2010 from 9.7% in the same period in 2009. We believe that the improved margin will be sustainable for the remainder of the year and is partly due to running CGL International as a Company owned station which by nature produces a higher gross margin since some costs of operation are included in SG&A costs rather than in direct costs.
     Selling, general and administrative (SG&A) expenses increased in the nine month period ended September 30, 2010, by $1.6 million as compared to the same period in 2009 and relate in large part to running CGL International as a company owned branch. These increased costs with CGL International are directly offset by decreases in direct expenses resulting in a higher gross margin percentage. Increased salaries and benefits were responsible for $926,000 of the increase and resulted from increased volumes and the reestablishment of benefits that were eliminated in 2009 due to the recession. Other costs have also increased by $612,000 during the initial nine months of 2010 and relate primarily to additional costs due to running CGL International as a company owned branch in addition to higher than expected bad debts during the year. As a percentage of revenue, SG&A costs increased to 7.5% in the first three quarters of 2010 from 6.8% during the first three quarters of 2009. We anticipate the current SG&A percentage of revenue being sustained for the remainder of the year based on this change in our operating model.
     For the nine month period ended September 30, 2010, Concert Group Logistics generated income from operations before tax of $1.4 million representing an increase of 62.6% from the comparable period in 2009. Approximately $298,000 or 21.3% of CGL’s operating income was generated at CGL International. Again, this is due primarily to the improved freight environment and the addition of CGL International. We continue to anticipate favorable results for the remainder of the year with an improved freight environment resulting in increased revenues.
     Management continues to focus on the expansion of its independent office network, and is actively pursuing strategic opportunities. As of September 30, 2010 the Company maintained a network of 23 independent offices and 2 Company owned branches as compared to 26 independent offices as of September 30, 2009.

Bounce Logistics
     Bounce continues to see significant growth as its revenue for the first nine months of 2010 increased by 90.4% to $13.5 million compared to 2009 revenues of $7.1 million in the comparable period. We believe this is reflective of an improving freight environment and an aggressive growth strategy. We continue to be very optimistic about growth potential as Bounce progresses through 2010.
     In the first nine month period of 2010, Bounces’ direct transportation expenses increased to 83.6% as a percentage of revenue as compared to 82.9% in the comparable period in 2009. We believe this cost increase reflects a tightening of truck capacity in the marketplace. This decrease in margin has been more than offset by additional business that has generated an additional $1.0 million in gross margin through the first nine months of 2010 as compared to the same period in 2009. We continue to have confidence in Bounce’s ability to grow and access truck capacity in 2010.
     Selling, general and administrative expenses increased by $792,000 in the nine month period ended September 30, 2010 compared to the same period in 2009. Increased salaries and benefits were responsible for $636,000 of the increase and resulted from increased volumes and the reestablishment of benefits that were eliminated in 2009 due to the recession. Overall, efficiencies of scale have improved based on revenue growth as the percentage of S&A costs to revenue has decreased from 12.8% in 2009 to 12.6% in 2010. We are anticipating that additional growth will continue to reduce Bounce’s SG&A percentage throughout the remainder of the year.
     The above items have resulted in Bounce generating operating income of $518,000 in the nine month period ended September 30, 2010 compared to $308,000 in the same period in 2009. Management continues to be optimistic regarding the future growth and profitability potential of Bounce moving forward in 2010.
Corporate
Corporate costs for the first nine months of 2010 increased by $98,000 as compared to the same three quarters in 2009. Increased salaries and benefits were responsible for $93,000 of the increase and resulted from increased volumes and the reestablishment of benefits that were eliminated in 2009 due to the recession. As a percentage of revenue, corporate costs decreased from 2.0% in the three quarter of 2009 to 1.3% in the same period in 2010. We anticipate holding these costs below 2009 levels as increased revenues have produced favorable efficiencies in scale.
     Liquidity and Capital Resources
General
     As of September 30, 2010, we had $12.8 million of working capital with associated cash of $951,000 compared with working capital of $970,000 and cash of $495,000 as of December 31, 2009. This represents an increase of $11.8 million or 1200% in working capital during the nine-month period. The Company renewed its credit facility with PNC Bank formerly National City Bank on March 31, 2010. The renewal of the Company’s credit facility had a positive impact of approximately $4.9 million on its working capital by converting the classification of both its term debt and line of credit to long term obligations based on the terms of the new agreement. The Company also had an increase of its account receivable of $8.8 million during the nine-month period ended September 30, 2010.
Cash Flow
     During the nine months ended September 30, 2010, $203,000 in cash was generated from operations. The primary source of cash for the nine month period was net income of $4.1 million resulting primarily from increased business revenues during the initial nine months of the year. The increased business and associated revenue also caused both accounts receivable and accounts payable, primarily associated with purchased transportation, to increase. The increase in accounts receivable resulted in an $8.8 million use of cash during the nine-month period, but did not materially impact our average days outstanding in accounts receivable during the period. As mentioned previously, purchased transportation has also increased during the nine-month period creating a source of $2.0 million in accounts payable and $2.1 million in accrued expenses. Typically, cash flows during periods of revenue growth are hindered as the Company’s accounts receivable grows at a quicker pace than the related short term transportation liabilities. Additional uses of cash included $272,000 in prepaid expenses and a decrease in other liabilities of $834,000. During the same period in 2009, $884,000 in cash was used in operations. The lower cash flow in 2009 was primarily due to lower than expected revenues and net income during the period. Uses of cash included a $3.5 million increase in accounts receivable associated with a slowdown of customer payments during the recession and a $1.1 million reduction of accounts payable associated with the declining volumes of purchased transportation. Increased volumes and profitability have improved operating cash flows since the third quarter of 2009 and the Company anticipates continued growth and improvement in this area. Also, it is important to note that cash flow can vary by as much as $1.0 million on a quarter to quarter basis based on the weekly payment and receipt cycles at the end of the quarter.

     Investing activities required cash usage of approximately $480,000 during the nine months ended September 30, 2010. During this period, cash was used to purchase $482,000 in fixed assets. Additionally, on October 1, 2010, the company paid LRG International $500,000 relating to the purchase agreement dated October 2009 which will result in a use of cash in the fourth quarter. During the same period in 2009 the company used $1.4 million to fund investment activities relating to: 1) satisfying final earn-out payments of $1.1 million to the former owners of Concert Group Logistics, LLC (CGL) and, 2) purchasing $250,000 in net assets related to the purchase of First Class Expediting Service, LLC in January of 2009.
     Financing activities generated approximately $733,000 for the nine months ended September 30, 2010. Sources for cash for financing activities included $5.0 million of proceeds from term debt related to a new debt facility signed in March 2010 in addition to $434,000 in proceeds associated with the exercise of stock options during the period. Uses of cash for financing activities included payments on term debt of $2.2 million and net payments on the line of credit of $2.5 million. During the same period in 2009, financing activities generated approximately $1.9 million, which were derived primarily from net draws on the Company’s line of credit. Additionally, $946,000 in payments on the Company’s term debt was made during the period. Moving forward through the remainder of 2010, the Company expects to generate sufficient cash from operations to be used to pay down additional amounts on its line of credit.
     During 2009, the Company fully utilized its federal net operating loss which has resulted in an additional use of funds in 2010 as compared to 2009. Through the first nine months of 2010, cash payments related to tax liabilities equaled $2.5 million as compared to tax related payments of $282,000 in the same period of 2009.
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
     The credit facilities carry certain covenants related to the Company’s financial performance. Included among the covenants are a fixed charge coverage ratio and a total funded debt to earnings before interest, taxes, depreciation and amortization ratio. As of September 30, 2010, the Company was in compliance with all terms under the credit facility and no events of default existed under the terms of this agreement.
     We had outstanding standby letters of credit at September 30, 2010 of $410,000 related to insurance policies either continuing in force or recently canceled. Amounts outstanding for letters of credit reduce the amount available under our line of credit, dollar-for-dollar.

Available capacity in excess of outstanding borrowings under the line was approximately $5.5 million as limited by 80% of eligible accounts receivable less amounts outstanding under letters of credit and 50% of the term loan balance as of September 30, 2010. The credit facility carries a maturity date of March 31, 2012.
Options
     The following schedule represents those options that the Company has outstanding as of September 30, 2010. The schedule also segregates the options by expiration date and exercise price to better identify their potential for exercise. Additionally, the total approximate potential proceeds by year have been identified.

						Total	Approximate
	Options grouped by exercise price					Outstanding	Potential
	.50-.75	.76-1.00	1.01-1.25	1.26-1.50	1.51 >	Options	Proceeds
Option Expiration Dates
2010						—	$—
2011			125,000			125,000	130,000
2014		50,000		500,000		550,000	769,000
2015	500,000		200,000			700,000	603,000
2016		50,000	125,000	100,000		275,000	313,000
2017			50,000	320,000		370,000	514,000
2018		287,000	100,000			387,000	382,000
2019	25,000	75,000	25,000			125,000	112,000
2020			75,000	235,000	288,000	598,000	839,000

Totals	525,000	462,000	700,000	1,155,000	288,000	3,130,000	$3,662,000

Contractual Obligations
     The following table reflects all contractual obligations of our Company as of September 30, 2010.

	Payments Due by Period
		Less than 1	1 to 3	3 to 5	More than 5
Contractual Obligations	Total	Year	Years	Years	Years
Term notes payable	$4,167,000	$1,667,000	$2,500,000	$—	$—
Capital leases payable	17,000	4,000	13,000	—	—

Total note payable and capital leases	4,184,000	1,671,000	2,513,000	—	—
Line of credit	4,073,000	—	4,073,000	—	—
Operating/real estate leases	766,000	439,000	320,000	7,000	—
Earnout obligation — LRG*	1,400,000	950,000	450,000	—	—
Employment contracts	2,044,167	1,101,667	942,500	—	—

Total contractual cash obligations	$12,467,167	$4,161,667	$8,298,500	$7,000	$—

*	For additional information see Footnote 3-Acquisitions

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
     PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     From time-to-time, the Company is involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended September 30, 2010.
Item 1A. Risk Factors.
     Not required
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     No unregistered equity securities were sold in the current reporting period.
Item 3. Defaults upon Senior Securities.
     The Company’s line of credit and a term note contain various covenants pertaining to the maintenance of certain financial ratios. As of September 30, 2010, the Company was in compliance with the ratios required under these agreements. No events of default exist on these agreements as of the filing date.
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

Date: November 12, 2010

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