Form 10-K
period 2010-12-31
EXPRESS-1 EXPEDITED SOLUTIONS INC
filed 2011-03-25
CIK 1166003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-32172

EXPRESS-1 EXPEDITED SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	03-0450326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3399 South Lakeshore Drive, Suite 225,
Saint Joseph, Michigan 49085
(Address of principal executive offices)

(269) 429-9761 (Registrant’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $.001 per share	NYSE AMEX Equities Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No 0

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                     Accelerated filer ☐              Non-accelerated filer ☐                   Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the act):  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $35.6 million as of June 30, 2010 based upon the closing price of $1.26 per share on the NYSE AMEX Equities Exchange.

As of March 25, 2011, there were 33,008,980 shares of the Registrant’s $0.001 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement, which will be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2011 Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference into Part III of this Report. Except with respect to information specifically incorporated by reference in this Report, the Proxy Statement is not deemed to be filed as part hereof.

EXPRESS-1 EXPEDITED SOLUTIONS, INC.
FORM 10-K — FOR THE YEAR ENDED DECEMBER 31, 2010

Exhibit Index

This annual report on Form 10-K is for the year ended December 31, 2010. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this annual report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this annual report. In this annual report, “Company,” “we,” “us” and “our” refer to Express-1 Expedited Solutions, Inc. and its subsidiaries.

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

We serve a diverse client base located primarily within North America. Our Concert Group Logistics business unit also provides international freight forwarding services to customers in other regions of the world. We provide reliable same-day, time-critical, special handling or customized logistics solutions that meet our customer’s needs. During 2010, we provided more than 144,000 critical movements for our customers through our three business units. Additional information regarding each of our operations is more fully outlined in the following table.

Business Unit	Primary Office Location	Premium Industry Niche	Initial Date(1)
Express-1	Buchanan, Michigan	Expedited Transportation	August-04
Concert Group Logistics	Downers Grove, Illinois	Freight Forwarding	January-08
Bounce Logistics	South Bend, Indiana	Premium Truckload Brokerage	March-08
____________
(1)
Express-1 and Concert Group Logistics were both existing companies acquired in two separate acquisitions. Express-1 was initially formed in 1989, while Concert Group Logistics, LLC was initially formed in 2001. Bounce Logistics was a start-up operation formed in March of 2008.

In February of 2009, Express-1 Dedicated, Inc. ceased its operations as a dedicated carrier for a national auto manufacturer. For comparative purposes all reported financial activity of Express-1 Dedicated has been reflected net of taxes in the financial statements under the line item Income from Discontinued Operations.

Historical Development

The Company commenced its operations as a transportation company in 2001 through a series of merger transactions, in connection with which it changed its name to Segementz, Inc.  Immediately prior to the foregoing transaction the Company had limited business operations. From its headquarters  in Tampa, Florida, the Company’s former management team planned and executed a series of acquisitions within different niches of the transportation industry. The Company raised capital through a series of private placements to fund these acquisitions. Our physical presence grew to include operations in twenty cities, however, the Company remained unprofitable on a consolidated basis.

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

Also in January of 2008, we created and incorporated Bounce Logistics, Inc., our truckload brokerage operation focused on premium truckload services. Bounce Logistics began operations in March of 2008 and provided our Company with: (i) the opportunity to better serve the needs of the independent freight forwarders, and (ii) the ability to continue to expand the array of services offered to our existing customer base.

Certain assets and liabilities of First Class Expediting (currently Express-1 Metro Detroit), an expeditor from Rochester Hills, MI, were purchased in January of 2009 to  complement the expediting operations of Express-1, Inc. This purchase and its related operation is reported within Express-1’s business unit.

In February of 2009, Express-1 Dedicated, Inc. ceased its operations as a dedicated carrier for a national auto manufacturer. For comparative purposes all reported financial activity of Express-1 Dedicated has been reflected net in the financial statements under Income from Discontinued Operations.

In addition, certain assets and liabilities of LRG International (currently CGL International) were purchased in October of 2009 to complement the international freight forwarding services of Concert Group Logistics. Unlike the other independent stations which are run by independent agents, CGL International is comprised of two Company owned branches located in Tampa and Miami that are managed and operated with employees of CGL. This purchase and its related operation is reported within CGL’s business unit.

Our Business Units

As of December 31, 2010, our Company’s operations consisted of three business units, Express-1, Concert Group Logistics and Bounce Logistics, which comprised approximately 48%, 40% and 12% of our consolidated 2010 revenues, respectively. Each of these business units is described more fully below. In accordance with US GAAP, we have summarized business unit financial information under Note 18 in the financial statements included in Item 8 of this report. Accounting policies for the reportable operating units are the same as those described in the summary of significant accounting policies in Note 1 to the financial statements contained in Item 8 of this report. The table below contains some basic information relating to our units.

Express-1 Expedited Solutions, Inc.
Segment Financial Data

	Year	Revenues	Operating Income	Total Assets
Continuing Operations
Express-1	2010	$76,644,000	$7,606,000	$24,509,000
	2009	50,642,000	3,446,000	23,381,000

Concert Group Logistics	2010	65,222,000	1,882,000	25,106,000
	2009	41,162,000	1,121,000	23,509,000

Bounce Logistics	2010	19,994,000	865,000	4,836,000
	2009	10,425,000	458,000	2,150,000
Discontinued Operations
Express-1 Dedicated	2010	-	-	-
	2009	$666,000	$28,000	$-

* The above numbers include intercompany revenue and exclude Corporate operating income and assets.
See the Comparative Financial Table for details.

Express-1

Offering expedited transportation services to thousands of customers from its Buchanan, Michigan facility, Express-1 has become one of the largest ground expedited freight carriers in North America, handling approximately 71,000 shipments during 2010. Expedited transportation services can be characterized as time-critical, time-sensitive, or high priority freight shipments, many of which have special handling needs. Expedited transportation providers typically manage a fleet of vehicles, ranging from cargo vans to semi tractor trailer units. The dimensions for each shipment dictate the size of vehicle used to move the freight in addition to the related revenue per mile. Expedited transportation services are unique and can be differentiated since the movements are typically created due to an emergency or time-sensitive situation. Expediting needs arise due to tight supply chain tolerances, interruptions or changes in the supply chain, or failures within another mode of transportation within the supply chain. Expedited shipments are predominantly direct transit movements offering door-to-door service within tightly prescribed time parameters.

Customers offer loads to Express-1 via telephone, fax, e-mail or the Internet on a daily basis, with only a small percentage of these loads being scheduled for future delivery dates. Contracts, as is common within the transportation industry, typically relate to terms and rates, but not committed business volumes. Customers are free to choose their expedite transportation providers on an at-will basis, which underscores Express-1’s commitment to total customer satisfaction. Express-1 offers an ISO 9001:2008 certified, twenty-four hour, seven day-a-week call center allowing its customers immediate communication and status updates relating to their shipments. Express-1’s commitment to excellence was again recognized as Express-1 received the Nasstrac “Expedited Carrier of the Year Award” for the second straight year in 2009 in addition to being named  as a top 100 carrier by Inbound Logistics in 2010.

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

Express-1 serves its customers between points within the United States, in addition to Canada and Mexico. Express-1’s Canadian and Mexican transportation services are provided to customers who are located primarily in the Unites States. As of December 31, 2010, we employed 114 full-time associates to support our Express-1 operations.

Concert Group Logistics

Concert Group Logistics (CGL),  headquartered in Downers Grove, Illinois, was founded in 2001 as a non-asset based freight forwarding company. The CGL operating model is designed to attract and reward independent owners of freight forwarding operations from various domestic markets. These independent owners operate stations within exclusive geographical regions under long-term contracts with CGL.  Management supports the belief that customers’ needs are best served when “owners deliver” the goods and services for customers. CGL’s independent network model allows greater flexibility and reliability than a majority of its competitors while lowering the total cost of services to customers. We believe the use of the independent station owner network provides competitive advantages in the domestic market place. As of December 31, 2010, CGL supported its 24 independently owned stations with 34 full-time associates which include employees at the Tampa and Miami branches acquired through the LRG International acquisition.

Through its network and the expertise of its independent station owners and CGL International, CGL has the capability to provide logistics services on a global basis. CGL’s services are not restricted by size, weight, mode or location and can be tailored to meet the transportation requirements of its client base. The major domestic and international services provided by CGL are outlined below.

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

Bounce Logistics

Bounce Logistics began operations in March 2008 and is headquartered in South Bend, Indiana. Led by an experienced management team, Bounce Logistics is a non-asset based transportation company operationally focused on providing premium freight brokerage services to customers in need of greater customer service levels than those typically offered in the market place. Bounce also services other customers in need of non-expedited premium transportation movements. As of December 31, 2010, Bounce Logistics employed 28 full-time associates within its operations.

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

GROWTH STRATEGY

Organic Growth – We believe that the opportunity for organic growth will continue within each of our service offerings – expedite transportation, freight forwarding, and premium truckload brokerage over the long term.  Management spends significant time and resources in the development of new customers, promotion of existing brands, focus on market penetration, and other activities to stimulate organic growth.  Express-1, Concert Group Logistics and Bounce  have experienced historical growth rates exceeding 20%, and we anticipate similar growth rates moving forward in the future.

Acquisition Growth – We believe that the transportation and logistics industries within the US and international markets will continue to consolidate.  Acquisition opportunities continue to exist and we continue to search for appropriate acquisitions to complement our existing business platforms.  In 2009, we successfully completed two acquisitions; Express-1 Metro Detroit, and CGL International, both of which have complemented our existing operations and bottom line.  Our focus on acquisition candidates continues to include the following characteristics:

•	Non-asset based operations model;
•	Premium transportation service niche with potential for long term growth and strong gross margins; and
•	A reputation for exceptional customer service.

Management is not interested in transportation companies that feature commoditized freight services.  We continue to be confident that we can access the proper financial backing given the right opportunity.

INFORMATION SYSTEMS

The transportation industry increasingly relies upon information technology to link the shipper with its inventory and as an analytical tool to optimize transportation solutions.

We utilize satellite tracking and communication units on our fleet of vehicles to continually update the position of equipment in our Express-1 fleet. We have the ability to communicate to individual units or to a larger group of units, based upon our specific needs. Information received through our satellite tracking and communication system automatically updates our internal software and provides our customers with real-time electronic updates.  Both Express-1 and Bounce use the same web based operational software.

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

CUSTOMERS, SALES AND MARKETING

Our business units provide services to a variety of customers ranging in size from small entrepreneurial organizations to Fortune 500 companies. Each year, we collectively serve thousands of different customers. Our customers are engaged within industries such as: major domestic and foreign automotive manufacturing, production of automotive components and supplies, commercial printing, durable goods manufacturing, pharmaceuticals, food and consumer products and the high tech sector. We have hazmat authority and transport lower risk hazardous materials such as automotive paint and batteries on occasion. In addition, we serve third-party logistics providers (3PL’s), who themselves serve a multitude of customers and industries. Our 3-PL customers vary in size from small, independent, single facility organizations to large, global logistics companies. Within our Express-1 and Bounce Logistics business units, our services are marketed within the United States, Canada and Mexico. In addition to offering services within these same markets, our Concert Group Logistics unit also provides international services by both air and ocean as well as other value added services.

We maintain a staff of external sales representatives and related support staff within Express-1, CGL and Bounce Logistics. Within Concert Group Logistics, sales are also initiated by our network of independent station owners who manage the sales relationships within their exclusive markets. We believe our independent station ownership structure enables salespeople to better serve customers by developing a broad knowledge of logistics, local and regional market conditions, and specific logistics issues facing individual customers. Under the guidance of these experienced entrepreneurs, independent stations are given significant latitude to pursue opportunities and to commit resources to better serve customers.

We consistently seek to establish long-term relationships with new accounts and to increase the amount of business done with our existing customers. We are committed to providing our customers with a full range of logistics services. Our ability to offer multiple services through each of our business units represents a competitive advantage within the transportation industry. During 2010, no customer accounted for more than 6% of consolidated gross revenues.  As the domestic and world economies slowly recover, we recognize our ability to sustain premium rates may be compromised.

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

For domestic business, our Concert Group Logistics business unit is also subject to regulation by the DOT in regards to air cargo security for all business, regardless of origin and destination. CGL is regulated as an “indirect air carrier” by the Department of Homeland Security and Transportation Security Administration. These agencies provide requirements, guidance and in some cases licensing to the freight forwarding industry. This ensures that we have satisfactorily completed the security requirements and qualifications, adhered to the economic regulations, and implemented the required policies and procedures. These agencies require companies to fulfill these qualifications prior to transacting various types of business. Failure to do so could result in penalties and fines.

For our international operations, Concert Group Logistics is a member of the International Air Transportation Association (IATA), a voluntary association of airlines and forwarders, which outlines operating procedures for freight forwarders acting as agents for its members. A substantial portion of our international air freight business is completed with other IATA members. For international ocean business, we are registered as an Ocean Transportation Intermediary (OTI) by the Federal Maritime Commission (FMC), which establishes the qualifications, regulations and bonding requirements to operate as an OTI for businesses originating and terminating in the United States of America.

Our international services performed in foreign countries are provided through qualified local independent agents who hold the necessary authorities to operate and are subject to regulation and foreign jurisdiction in their respective countries.

SEASONALITY

The Company’s revenues and profitability have been historically subject to some minor seasonal fluctuations, however, with changes in both our mix of business between expedited, freight forwarding and brokering over the past 3 years in addition to changes in the mix of industries served within those modes of transportation, it is not possible to determine whether the historical revenue and profitability trends will occur.

EMPLOYEES AND INDEPENDENT CONTRACTORS

At December 31, 2010, we had 179 full-time employees, none of whom were covered by a collective bargaining agreement. Of this number, 114 were employed at Express-1, 34 were employed at Concert Group Logistics, 28 were employed at Bounce Logistics and 3 were employed in our corporate office.  In addition to our full-time employees, we employed 11 part-time employees as of December 31, 2010. We recognize our trained staff of employees as one of our most critical resources, and acknowledge the recruitment, training and retention of qualified employees as essential to our ongoing success.

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

Within Concert Group Logistics, we provide freight forwarding services through a network of independently owned stations that are under contract with Concert Group Logistics. Each of these stations is  independently owned and operated with the exception of our Tampa and Miami CGL International Company owned branches. These stations provide sales and operations including negotiating with and maintaining customer relationships, managing transportation services with third-party providers and providing support to the customers of the network. The Concert Group Logistics operating model is designed upon the premise that when owners deliver, superior attention to detail and performance result.

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

CORPORATE INFORMATION

Express-1 Expedited Solutions, Inc. is incorporated in Delaware. Our executive office is located at 3399 South Lakeshore Drive, Suite 225, Saint Joseph, Michigan 49085. Our telephone number is (269) 429-9761 and the Internet website address is www.xpocorporate.com. Our stock is listed on the NYSE AMEX Equities Exchange under the symbol “XPO”. The information on our website is not incorporated in this report as a result of this reference.

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

Business Unit	Location	Purpose	Square Feet	Owned or Leased

Express-1 Operations and Recruiting Center	429 Post Road Buchanan, MI 49107	Express-1 headquarters, call center & recruiting facility	23,000	Owned

Express-1/Metro Detroit	2399 Avon Industrial Drive Rochester Hills, MI 48309	Metro Detroit Regional expedite call center	10,500	Leased

Concert Group Logistics	1430 Branding Ave. Suite 150, Downers Grove, IL 60515	CGL headquarters and general office	5,000	Leased

Concert Group Logistics International	5845 Barry Road Tampa, FL 33634	International operations station	6,150	Leased

Concert Group Logistics International	7855 NW 12th Street Suite 210 Miami, FL 33126	International operations station	760	Leased

Bounce Logistics	5838 W. Brick Road, South Bend, IN 46628	Bounce headquarters and general office	6,300	Leased

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

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the NYSE AMEX Equities Exchange under the symbol “XPO.” The table below sets forth the high and low closing sales prices for the Company’s common stock for the quarters included within 2009 and 2010 and for the first few months of 2011.

	High	Low
2009
1st quarter	$1.10	$.67
2nd quarter	0.95	.77
3rd quarter	0.96	.81
4th quarter	1.29	.91
2010
1st quarter	$1.65	$1.22
2nd quarter	1.56	1.26
3rd quarter	1.88	1.24
4th quarter	2.82	1.99
2011
1st quarter (through March 18, 2011)	$3.03	$2.12

As of March 18, 2011, there were approximately 3,400  holders of the Company’s common stock, based upon data available to us from our proxy solicitor, transfer agent and market maker for our common stock. The Company has never paid cash dividends on its common stock and intends to keep future earnings, if any, to retire debt and finance the expansion of its business. Accordingly, the Company does not anticipate that cash dividends will be paid in the near future. Future payment of dividends would depend on the Company’s earnings, capital requirements, expansion plans, financial condition and other relevant factors.

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

Revenue Recognition

Within the Company’s Express-1 and Bounce Logistics business units, revenue is recognized primarily at the point in time delivery is completed on the freight shipments it handles; with related costs of delivery being accrued as incurred and expensed within the same period in which the associated revenue is recognized. For these business units, the Company uses the following supporting criteria to determine that revenue has been earned and should be recognized:

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

Carrying Values of Goodwill and Intangible Assets

Goodwill represents the excess of the aggregate consideration paid for an acquisition over the fair value of the net tangible and intangible assets acquired.  Intangible assets represent the cost of trademarks, trade names, websites, customer lists, non-compete agreements, and proprietary processes and software obtained in connection with certain of these acquisitions.  Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range from 4 to 12 years.   In accordance with US GAAP, goodwill and intangible assets determined to have indefinite lives are not subject to amortization but are tested for impairment annually, or more frequently if events or changes in circumstances indicate a potential impairment may have occurred.  Circumstances that may indicate impairment include qualitative factors such as an adverse change in the business climate, loss of key personnel, and unanticipated competition. Additionally, management considers quantitative factors such as current estimates of the future profitability of the Company’s reporting units, the current stock price, and the Company’s market capitalization compared to its book value.  In conducting its impairment test, the Company compares the fair value of each of its reporting units to the related book value.  If the fair value of a reporting unit exceeds its net book value, long-lived assets are considered not to be impaired.  If the net book value of a reporting unit exceeds it fair value, an impairment loss is measured and recognized.  The Company conducts its impairment test during the third quarter of each year using balances as of June 30.

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

Use of Estimates

We prepare our consolidated financial statements in conformity with US GAAP. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods. Our management reviews these estimates, including but not limited to: purchased transportation, recoverability of long-lived assets, recoverability of prepaid expenses, valuation of investments, valuation allowances for deferred taxes, legal costs and settlements, acquisition amounts, and allowance for doubtful accounts, on a regular basis and makes adjustments based on historical experiences and existing and expected future conditions. These evaluations are performed and adjustments are made as information is available. Our management believes that these estimates are reasonable and have been discussed with our audit committee; however, actual results could differ from these estimates.

Concentration of Risk

Financial instruments that potentially subject us to concentrations of credit risk include cash and account receivables.

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company hasn’t experienced any losses related to these balances. All of the non-interest bearing cash balances were fully insured at December 31, 2010 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and the non-interest bearing cash balances may again exceed federally insured limits. At December 31, 2010, there were no amounts held in interest bearing accounts.

Concentration of credit risk with respect to trade receivables is limited due to our large number of customers and wide range of industries and locations served.  As of December 31, 2010, there was one customer that compromised approximately 5% of our consolidated accounts receivable balance.

Express-1 receives a significant portion of its revenue from customers who operate within the U.S. domestic automotive industry. Accordingly, our accounts receivable are comprised of a concentration of accounts from within this industry. Although the U.S. automotive industry showed signs of recovery, during 2010, further financial erosion by any of the “Big Three” domestic automotive manufacturers, could have a materially adverse impact on our Company

We extend credit to various customers based on an evaluation of the customer’s financial condition and their ability to pay in accordance with our payment terms. We provide for estimated losses on accounts receivable considering a number of factors, including the overall aging of account receivables, customers payment history and the customer’s current ability to pay its obligation. Based upon our managements’ review of accounts receivable and other receivables, allowance for doubtful accounts of approximately $136,000 and $225,000 are considered necessary as of December 31, 2010 and 2009, respectively. Although we believe our account receivables are recorded at their net realizable value, a decline in our historical collection rate could have a materially adverse effect on our operations and net income. We do not accrue interest on past due receivables.

RESULTS OF OPERATIONS

For financial reporting purposes, we recognize three reportable segments which represent our 3 unique service modes. Each of the following segments utilize a non-asset based business model and focus on premium transportation markets:

•	Express-1 offering ground expedite services,
•	Concert Group Logistics, offering freight forwarding services and
•	Bounce Logistics offering premium truckload brokerage services.

Additionally, we report corporate costs separately which primarily relate to costs associated with running a public company.

The operations of Express-1 Dedicated ceased on February 28, 2009. For comparative purposes all reported financial activity of Express-1 Dedicated has been reflected net of taxes in the financial statements under the line item “Income from discontinued operations”.

Our Express-1 unit generates revenue through providing expedited transportation services to its customers. These services are typically time sensitive or require special handling, and therefore; require more resources on and off the road to provide the desired results. Express-1 transports most shipments through the use of its fleet of  vehicles, of which approximately 98% are owned and operated by independent contract drivers.  In addition, Express-1 will broker freight to certified carriers when owner operators aren’t available to take the run. Within the Express-1 operation, approximately 70% of its revenue was generated through its independent contractor fleet and 30% was generated through brokerage arrangements for the year ended December 31, 2010.

Throughout our reports, we refer to the impact of fuel on our business. For purposes of these references, we have considered the impact of fuel surcharge revenues, and the related fuel surcharge expenses only as they relate to our Express-1 business unit. The expediting transportation industry commonly negotiates both fuel surcharges charged to its customers as well as fuel surcharges paid to its carriers. Therefore, we feel that this approach, most readily conveys the impact of fuel revenues, costs and the resulting gross margin within this business unit. Our fuel surcharges are determined on a negotiated customer by customer basis and are primarily based on a fuel matrix driven by the Department of Energy fuel price index. Fuel surcharge revenues are charged to our customers to provide for variable costs associated with changing fuel prices. These revenues and associated cash flows are substantially paid through to our independent contractors and brokered carriers who are responsible for their own fuel costs. Because fuel surcharge revenues are substantially paid through to independent contractors and brokered carriers, the net impact on our gross margin dollars is not material; however, rising fuel costs and the associated rising fuel surcharge will result in a reduction of the gross margin percentage since these rising revenues don’t result in a material increase in gross margin dollars. Alternatively, falling fuel costs and the associated lower fuel surcharge will have a positive impact on the gross margin percentage as lower revenues will not result in material decrease in gross margin dollars.

Our Concert Group Logistics operation generates revenues by providing logistics services to its customers. These services fall under the broad category of freight forwarding, which include everything from the management of multi-modal shipments to logistics management for members of our customer base. The acquisition of LRG International (currently CGL International) in October 2009 has enabled CGL to offer a more comprehensive international freight forwarding service to its customers in addition to the other domestic CGL stations. CGL International is comprised of two company owned branches located in Tampa and Miami, FL.  CGL also operates a network of 24 independently owned domestic freight forwarding stations. Each independent station is operated by a staff of logistics professionals who have specialized knowledge in providing transportation solutions within the geographic regions in which they operate. In addition to domestic freight forwarding services many of these stations also provide international forwarding services either by themselves or through a revenue sharing arrangement with CGL International. As of December 31, 2010, overall domestic revenues at CGL were approximately 52% while international revenues approximated 48%.

Bounce Logistics generates business volume and resulting revenue in much the same manner as our Express-1 business unit. Bounce accepts loads from its customers and engages certified transportation carriers to handle the physical movement of these loads as a freight brokerage.

Fuel prices impact our business revenue, direct costs and resulting margins. In periods when fuel prices are increasing, our revenue increases as do our direct costs. Conversely, during periods where fuel prices are declining, our revenue decreases as does our direct cost. Within our Express-1 business unit, the impact of fuel prices on revenue and fuel costs can be separately identified and is disclosed within our internal reports. Within our Concert Group Logistics, and Bounce Logistics business units, the impact of fuel prices on our revenues and cost of purchased transportation cannot be separately identified. CGL and Bounce predominantly rely upon third parties to provide the physical movement of goods transported for our customers. As is common within the freight forwarding and freight brokerage industries, fuel is not separately negotiated with customers or the third-party transportation companies handling shipments. Rates are “all-inclusive” to include everything associated with the transit in most cases. We believe this treatment is consistent with other transportation companies engaged in businesses similar to each of our business units.

Economic Impact

2010 proved to be a strong year for Express-1 Expedited Solutions, Inc. in all three business units. Although the economy continues to show some mixed signals, it appears that the overall economy is slowly expanding and that the transportation sector in general is seeing positive signs. In addition to the improving economy, we believe other factors such as: the restocking of inventory after the recession and the shortage of trucks on the road both contributed to increased freight for the transportation companies that survived the recession. We continue to see signs of improvement looking forward as the general economic conditions slowly improve creating more demand for products and related transportation services.

Although rising fuel prices naturally cause concern in the transportation industry, our Express-1 operation is somewhat shielded from this issue in that it is customary for expediters to charge a fuel surcharge based on a cost matrix that is adjusted on a weekly basis. As mentioned previously, this fuel surcharge revenue is substantially passed on to our independent contractors to pay for their increased fuel costs.

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

Express-1 Expedited Solutions, Inc.
Comparative Financial Table
For the Twelve Months Ended December 31,

			Year to Year Change		Percent of Revenue
	2010	2009	In Dollars	In Percentage	2010	2009
Revenues
Express-1	$76,644,000	$50,642,000	$26,002,000	51.3%	48.5%	50.6%
Concert Group Logistics	65,222,000	41,162,000	24,060,000	58.5%	41.3%	41.1%
Bounce Logistics	19,994,000	10,425,000	9,569,000	91.8%	12.7%	10.4%
Intercompany Eliminations	(3,873,000)	(2,093,000)	(1,780,000)	-85.0%	-2.5%	-2.1%
Total Revenues	157,987,000	100,136,000	57,851,000	57.8%	100.0%	100.0%

Direct Expenses
Express-1	59,226,000	39,874,000	19,352,000	48.5%	77.3%	78.7%
Concert Group Logistics	58,549,000	36,979,000	21,570,000	58.3%	89.8%	89.8%
Bounce Logistics	16,685,000	8,636,000	8,049,000	93.2%	83.5%	82.8%
Intercompany Eliminations	(3,873,000)	(2,093,000)	(1,780,000)	-85.0%	100.0%	100.0%
Total Direct Expenses	130,587,000	83,396,000	47,191,000	56.6%	82.7%	83.3%

Gross Margin
Express-1	17,418,000	10,768,000	6,650,000	61.8%	22.7%	21.3%
Concert Group Logistics	6,673,000	4,183,000	2,490,000	59.5%	10.2%	10.2%
Bounce Logistics	3,309,000	1,789,000	1,520,000	85.0%	16.5%	17.2%
Total Gross Margin	27,400,000	16,740,000	10,660,000	63.7%	17.3%	16.7%

Selling, General & Administrative
Express-1	9,812,000	7,322,000	2,490,000	34.0%	12.8%	14.5%
Concert Group Logistics	4,791,000	3,062,000	1,729,000	56.5%	7.3%	7.4%
Bounce Logistics	2,444,000	1,331,000	1,113,000	83.6%	12.2%	12.8%
Corporate	1,907,000	1,854,000	53,000	2.9%	1.2%	1.9%
Total Selling, General & Administrative	18,954,000	13,569,000	5,385,000	39.7%	12.0%	13.6%

Express-1	7,606,000	3,446,000	4,160,000	120.7%	9.9%	6.8%
Concert Group Logistics	1,882,000	1,121,000	761,000	67.9%	2.9%	2.7%
Bounce Logistics	865,000	458,000	407,000	88.9%	4.3%	4.4%
Corporate	(1,907,000)	(1,854,000)	(53,000)	-2.9%	-1.2%	-1.9%
Operating Income from Continuing Operations	8,446,000	3,171,000	5,275,000	166.4%	5.3%	3.2%

Interest Expense	205,000	105,000	100,000	95.2%	0.1%	0.1%
Other Expense	140,000	51,000	89,000	174.5%	0.1%	0.1%
Income from Continuing Opertations Before Tax	8,101,000	3,015,000	5,086,000	168.7%	5.1%	3.0%

Tax Provision	3,213,000	1,325,000	1,888,000	142.5%	2.0%	1.3%
Income from Continuing Operations	4,888,000	1,690,000	3,198,000	189.2%	3.1%	1.7%

Income from Discontinued Operations, Net of Tax	-	15,000	(15,000)	-100.0%	0.0%	0.0%
Net Income	$4,888,000	$1,705,000	$3,183,000	186.7%	3.1%	1.7%

Express-1 Expedited Solutions, Inc.
Summary of Selling, General & Administrative Expenses
For the Twelve Months Ended December 31,

	Year to Date		Year to Year Change
	2010	2009	In Dollars	In Percentage
Express-1, Inc.
Salaries & benefits	$7,061,000	$5,062,000	$1,999,000	39.5%
Purchased services	1,249,000	782,000	467,000	59.7%
Depreciation & amortization	494,000	521,000	(27,000)	-5.2%
Other	1,008,000	957,000	51,000	5.3%
Total Express-1 SG&A expense	9,812,000	7,322,000	2,490,000	34.0%

Concert Group Logistics
Salaries & benefits	2,670,000	1,615,000	1,055,000	65.3%
Purchased services	228,000	129,000	99,000	76.7%
Depreciation & amortization	629,000	575,000	54,000	9.4%
Other	1,264,000	743,000	521,000	70.1%
Total CGL SG&A expense	4,791,000	3,062,000	1,729,000	56.5%

Bounce
Salaries & benefits	1,761,000	857,000	904,000	105.5%
Purchased services	98,000	64,000	34,000	53.1%
Depreciation & amortization	31,000	27,000	4,000	14.8%
Other	554,000	383,000	171,000	44.6%
Total Bounce SG&A expense	2,444,000	1,331,000	1,113,000	83.6%

Corporate
Salaries & benefits	547,000	437,000	110,000	25.2%
Purchased services	944,000	942,000	2,000	0.2%
Depreciation & amortization	19,000	-	19,000	100.0%
Other	397,000	475,000	(78,000)	-16.4%
Total Corporate SG&A expense	1,907,000	1,854,000	53,000	2.9%

Total SG&A expenses
Total salaries & benefits	12,039,000	7,971,000	4,068,000	51.0%
Total purchased services	2,519,000	1,917,000	602,000	31.4%
Total depreciation & amortization	1,173,000	1,123,000	50,000	4.5%
Total other	3,223,000	2,558,000	665,000	26.0%
Total SG&A expenses	$18,954,000	$13,569,000	$5,385,000	39.7%

Express-1 Expedited Solutions, Inc.
Summary of Direct Expenses
For the Twelve Months Ended December 31,

	Year to Date		Year to Year Change
	2010	2009	In Dollars	In Percentage
Express-1, Inc.
Transportation services	$57,129,000	$37,728,000	$19,401,000	51.4%
Insurance	1,020,000	1,437,000	(417,000)	-29.0%
Other	1,077,000	709,000	368,000	51.9%
Total Express-1 direct expense	59,226,000	39,874,000	19,352,000	48.5%

Concert Group Logistics
Transportation dervices	47,694,000	28,067,000	19,627,000	69.9%
Station commissions	10,724,000	8,798,000	1,926,000	21.9%
Insurance	131,000	114,000	17,000	14.9%
Other	-	-	-	0.0%
Total CGL direct expense	58,549,000	36,979,000	21,570,000	58.3%

Bounce
Transportation services	16,675,000	8,582,000	8,093,000	94.3%
Insurance	10,000	17,000	(7,000)	-41.2%
Other	-	37,000	(37,000)	-100.0%
Total Bounce direct expense	16,685,000	8,636,000	8,049,000	93.2%

Total Direct expenses
Transportation services	121,498,000	74,377,000	47,121,000	63.4%
Station commissions	10,724,000	8,798,000	1,926,000	21.9%
Insurance	1,161,000	1,568,000	(407,000)	-26.0%
Other	1,077,000	746,000	331,000	44.4%
Intercompany eliminations	(3,873,000)	(2,093,000)	(1,780,000)	85.0%
Total direct expenses	$130,587,000	$83,396,000	$47,191,000	56.6%

Consolidated Results

The actions taken in 2009 to minimize the negative impact of the economic downturn significantly helped boost the bottom line of Express-1 Expedited Solutions, Inc. for 2010.  As the economic downturn subsided, all three operating units were well positioned to experience record breaking growth in 2010.  Solid financial improvements were seen across the board and included improvements in: gross revenues, gross margin percentage, selling, general & administrative costs as a percentage to revenue and net income. Our  gross margin percentage and SG&A percentage to revenue ratios returned to more historic levels during 2010 as the economy improved.  We anticipate these improved ratios to continue in 2011 with slight incremental improvements due primarily to additional revenue growth.

Record revenues were set at all three business units during 2010.  Overall consolidated revenues of $158 million represented an increase of 57.8% over fiscal year 2009.  LRG International, acquired in October of 2009, contributed $12.1 million of the revenue growth for 2010, with remaining growth being achieved organically.

Our three business units have distinct but complimentary business models yielding different gross margins.  In 2010, the consolidated gross margin percentage improved to 17.3% from 16.7% in 2009 as the result of significant margin improvements at Express-1 and an overall improvement in our mix of business.

Selling, general and administrative expenses as a percentage of revenue declined steadily throughout the year as revenues increased. SG&A costs which are more fixed in nature, grew at a slower pace.

Accordingly, net income also showed nice improvement for fiscal 2010 as net income of $4.9 million in 2010 represented a 187% increase over net income of $1.7 million in fiscal 2009.

Income from discontinued operations, net of tax totaled $0 in 2010 compared to $15,000 in 2009. Our Express-1 Dedicated business unit was discontinued during the fourth quarter of 2008 due to the loss of its dedicated contract.  All operations were ceased effective February 28th, 2009, and all assets have either been sold or transferred to our other operations.

Express-1

During 2010 Express-1 generated record annual revenue of $76.6 million.  Express-1’s 2010 revenue increased 51% when compared to 2009.  For the year ended 2010, Express-1’s continued investment in sales diversification has paid off handsomely as it has expanded its presence into other markets.  Also, the Company’s investment in its Mexico operations continues to exceed management’s expectations.  Mexican operations generated 16% of the Company’s total revenue for the year ended 2010 as compared to 13% during the same period in 2009.  This growth has contributed to our overall improvement in diversifying our customer base which historically has been more dependent on the automotive sector.  In general, overall pricing remained stable in 2010 as compared to 2009; however, we believe that the improved freight environment will enable the Company to make modest price increases in the near future.  Express-1 has historically rebounded quickly from recessions as the expediting industry in general is typically one of the first benefactors of a recovering economy.  This proved to be true during 2010 as Express-1 experienced significant quarter over quarter growth as compared to 2009.  We are optimistic for 2011 as trucking capacity tightens and the economy continues to improve.

Fuel prices have increased throughout the year resulting in a corresponding increase in fuel surcharge as a percentage of revenue.  For the year ended December 31, 2010, fuel surcharge revenues represented 12.3% of our revenue as compared to 9.5% in the same period in 2009.  Rising fuel prices tend to have a negative impact on our gross margin percentage since these revenues are substantially passed through to our owner operators and don’t tend to add any additional gross margin dollars to the Company.

Express-1’s direct expenses represent both fleet costs associated with their fleet of vehicles along with brokerage costs related to runs that are brokered to other carriers. Express-1’s gross margin percentage increased to 22.7% for the year ended December 31, 2010 compared to 21.3% for the same period in 2009.  The primary factor resulting in the increased margin resulted from a favorable mix of business at Express-1. Variables which impact the mix of business include: the vehicle type utilized and our customer utilization mix.  As noted in the Results Of Operation section on page 14 & 15, rises in fuel price negatively affect Express-1’s gross margin percentage, however, we believe that tightening truck capacity will put upward pressure on  pricing that will offset any potential margin percentage losses due to fuel increases in 2011.

We are encouraged that as a percentage to total revenue our SG&A costs have dropped for the year ended December 31, 2010 to 12.8% as compared to 14.5% at year end 2009.  Overall, selling, general and administrative (SG&A) expenses increased by $2.5 million in the period compared to the same period in 2009.  Increased salaries and benefits accounted for $2.0 million of the increase in SG&A at Express-1.  Approximately $815,000 of the salary and benefits increases have resulted from the reestablishment of incentive compensation and 401k match.  An additional $270,000 of the increase resulted from increases to the Company’s health insurance plan.  The remaining $1.1 million of increases are a combination of new employees and raises received by existing employees.  The current percentage of 12.8% is consistent with historical trends and we believe this percentage is sustainable throughout 2011.

Concert Group Logistics

CGL’s year end revenue in 2010 reflected a healthy rebound from 2009. Revenues of $65.2 million compared favorably to revenues of $41.2 million in 2009 representing a 58.5% increase. The purchase of certain assets and liabilities of LRG International (CGL International) in October of 2009, contributed to the revenue increases during 2010 and 2009 of $12.1 million and $1.6 million, respectively.

Direct expenses consist primarily of payments for purchased transportation in addition to payments to CGL’s independent offices that control the overall operation of our customer’s shipments. As a percentage of CGL revenue, direct expenses represented 89.8% for the years ended December 31, 2010 and 2009.  Management expected direct expenses to decrease as a percentage of CGL revenue for 2010 because of the acquisition of CGL International with its higher margins, however because of increasing fuel costs, most notably in the fourth quarter,  direct expenses as a percentage of revenue stayed unchanged.  The result left gross margin at a comparable percentage of 10.2% for the years ended December 31, 2010 and 2009.  For 2010, CGL International’s direct expense represented $10.4 million or 21.5% of the total direct expense of CGL.

Selling, general and administrative (SG&A) expenses increased for the year ended 2010, by $1.7 million as compared to the same period in 2009 which related in large part to running CGL International as a Company owned branch.  For the years ended December 31, 2010 and 2009, CGL International added approximately $1.3 million and $221,000 to selling, general and administrative expenses, respectively.  Increased salaries and benefits were responsible for $1.1 million of the increase in SG&A.  $673,000 of this increase related to a full year of CGL International payroll and benefits being absorbed by CGL, the remaining $427,000 resulted from the addition of 6 new employees in addition to incentive and other pay increases for all employees.  Other costs have also increased by $521,000, approximately $196,000 of this increase is related to CGL International’s full year of costs while approximately $280,000 is related to bad debt and impairment charges from a former independent station owner, whose contract was terminated.  As a percentage of revenue, SG&A costs decreased to 7.3% for the year ending December 31, 2010 compared to 7.4% for the year ended December 31, 2009.

For the year ended December 31, 2010, Concert Group Logistics generated income from operations before tax of $1.9 million representing an increase of 67.9% from fiscal 2009.  Approximately $488,000 or 25.7% of CGL’s operating income was generated at CGL International.  Management anticipates that CGL International will continue to be a significant source of operating income for CGL.

Concert Group Logistics continues to focus on the expansion of its independent office network, and is actively pursuing strategic opportunities.  As of December 31, 2010 and 2009, the Company maintained a network of 24 independent stations and 2 Company owned branches.

Bounce Logistics

Bounce continues to see significant growth as its revenue for the year ending December 31, 2010 increased by 91.8% to $20.0 million compared to 2009 annual revenues of $10.4 million. We believe this is reflective of an improving freight environment and an aggressive growth strategy. We continue to be optimistic about growth potential during fiscal year 2011.

For the year ended December 31, 2010, Bounces’ direct transportation expenses increased to 83.5% as a percentage of revenue as compared to 82.8% in the comparable period in 2009.  We believe this cost increase reflects a tightening of truck capacity in the marketplace. This decrease in margin has been more than offset by additional business that has generated an additional $1.5 million in gross margin for the year ended December 31, 2010 as compared to the same period in 2009. We continue to have confidence in Bounce’s ability to grow and access truck capacity in 2011.

Selling, general and administrative expenses increased by $1.1 million for the year ended December 31, 2010 compared to the same period in 2009. Increased salaries and benefits were responsible for $904,000 of the increase and resulted from 12 additional employees, increased volumes and the reestablishment of benefits that were eliminated in 2009 due to the recession.  Overall, efficiencies of scale have improved based on revenue growth as the percentage of S&A costs to revenue has decreased from 12.8% in 2009 to 12.2% in 2010.  We anticipate that additional growth in 2011 will continue to reduce Bounce’s SG&A cost percentage to revenue.

The above items have resulted in Bounce generating operating income of $865,000 in the year ended December 31, 2010 compared to $458,000 for the year ended 2009. Management continues to be optimistic regarding the future growth and profitability potential of Bounce moving forward in 2011.

Corporate

Corporate costs for the year ended 2010 increased by $53,000 as compared to the same period in 2009. Increased salaries and benefits were responsible for $110,000 of the increase and resulted from increased volumes and the reestablishment of benefits that were eliminated in 2009 due to the recession.  As a percentage of revenue, corporate costs decreased from 1.9% at year ended December 31, 2009 to 1.2% in the same period in 2010. We anticipate corporate costs as a percentage of revenue to remain below 2% in 2011.

LIQUIDITY AND CAPITAL RESOURCES

General

As of December 31, 2010, we had $12.3 million of working capital with associated cash of $561,000 compared with working capital of $970,000 and cash of $495,000 as of December 31, 2009. This represents an increase of $11.3 million or 1168% in working capital during the twelve-month period. The Company renewed its credit facility with PNC Bank on March 31, 2010. The renewal of the Company’s credit facility had a positive impact of approximately $4.9 million on its working capital by converting the classification of both its term debt and line of credit to long term obligations based on the terms of the new agreement.  The Company also had an increase of its account receivable of $6.7 million during the twelve-month period ended December 31, 2010.  The Company doesn’t have any material commitments that haven’t been disclosed elsewhere.

Cash Flow

During the year ended December 31, 2010, $1.8 million was generated in cash from operations compared to the use of  $99,000  for the prior year. The primary differences in operating cash flows between 2010 and 2009 related to a lower net income in 2009 in conjunction with a slowdown of customer payments during 2009; both related to the poor transportation environment in 2009.

The primary source of cash for the twelve month period was our trucking revenue while the primary use of cash for the same period was payment for transportation services.

Cash generated from revenue equaled $151.4 million for the year ended December 31, 2010 as compared to $94.7 million for the same period in 2009 and correlates directly with revenue increases between the two years. Cash inflows have lagged overall recognized revenue because of an increase in accounts receivable of $6.7 million also relating to the revenue growth in 2010. Our average days outstanding in accounts receivable have decreased by 8 days between the 12-month periods ended December 31, 2010 and December 31, 2009, respectively.

Cash used for payment of transportation services for the year ended December 31, 2010 equaled $128.2 million as compared to $81.4 million for the same period in 2009. The increase in cash outflows between the two years also directly correlates to the increase in business between the two years. Days outstanding in accounts payable and accrued expenses decreased by 12 days between 2010 and 2009 due in large part to the timing of cash disbursements at year end.

Other operating uses of cash included Selling, General and Administrative items which equaled $18.2 million and $13.6 million for fiscal, 2010 and  2009, respectively. Major  items included under this heading include payroll and purchased services.  For the year ended December 31, 2010, cash outlays lagged behind incurred expenses due to increased accounts payable of $2.0 million related to increased business volumes in addition to $800,000 of increased payroll incentive items being accrued during the year which will be paid in future periods. Additionally, we used $3.5 million during the 12-month period ended December 31, 2010 to satisfy projected tax liabilities compared to $396,000 during the same period in 2009.

Investing activities used approximately $809,000 during the year ended December 31, 2010 compared to our use of $3.5 million on these activities during the prior year. During this period, cash was used to purchase $811,000 in fixed assets. During the same period in 2009 the company used $3.5 million to fund investment activities relating to: 1) satisfying final earn-out payments of $1.1 million to the former owners of Concert Group Logistics, LLC (CGL) and, 2) purchasing $250,000 in net assets related to the purchase of First Class Expediting Service, LLC in January of 2009.

Financing activities used approximately $882,000 for the year ended December 31, 2010 compared to providing $3.0 million in 2009. Sources for cash for financing activities included $5.0 million of proceeds from term debt related to a new debt facility signed in March 2010 in addition to $564,000 in proceeds associated with the exercise of stock options during the period.  Uses of cash for financing activities included payments on term debt of $2.7 million and net payments on the line of credit of $3.8 million. During the same period in 2009, financing activities generated approximately $3.0 million, which were derived primarily from net draws on the Company’s line of credit. Additionally, $1.3 million in payments on the Company’s term debt was made during the period. Moving forward into 2011, the Company expects to generate sufficient cash from operations to be used to pay down additional amounts on its line of credit.

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

Substantially all the assets of our Company and wholly owned subsidiaries (Express-1, Inc., Concert Group Logistics, Inc., Bounce Logistics, Inc., and CGL International, Inc.) are pledged as collateral securing our performance under the credit facilities. The credit facility bears interest based upon LIBOR with an additional increment of 200 basis points for the line of credit and 225 basis points for the term loan. The term loan is payable over a thirty-six month period and requires monthly principal payments of $139,000 plus accrued interest.

The credit facilities carry certain covenants related to our Company’s financial performance. Included among the covenants are a fixed charge coverage ratio and a total funded debt to earnings before interest, taxes, depreciation and amortization ratio. As of December 31, 2010, the Company was in compliance with all terms under the credit facility and no events of default existed under the terms of this agreement.

We had outstanding standby letters of credit at December 31, 2010 of $410,000 related to insurance policies either continuing in force or recently canceled. Amounts outstanding for letters of credit reduce the amount available under our line of credit, dollar-for-dollar.

Available capacity in excess of outstanding borrowings under the line was approximately $6.8 million as limited by 80% of eligible accounts receivable less amounts outstanding under letters of credit and 50% of the term loan balance as of December 31, 2010. The credit facility carries a maturity date of March 31, 2012.  As of December 31, 2010 the line of credit balance was $2.7 million.

Stock Options

The following schedule represents those options that the Company has outstanding as of December 31, 2010. The schedule also segregates the options by expiration date and exercise price to better identify their potential for exercise. Additionally, the total approximate potential proceeds by year have been identified.

During 2010, 301,000 options expired unexercised.

						Total	Approximate
	Exercise pricing					Outstanding	Potential
	.50-.75	.76-1.00	1.01-1.25	1.26-1.50	1.51>	Options	Proceeds
Option Expiration Dates
2014		50,000		500,000		550,000	769,000
2015	500,000		200,000			700,000	603,000
2016		50,000	125,000	100,000		275,000	314,000
2017			50,000	320,000		370,000	514,000
2018		287,500	100,000			387,500	382,000
2019	25,000	75,000	25,000			125,000	111,000
2020			75,000	235,000	287,500	597,500	839,000
Total Options	525,000	462,500	575,000	1,155,000	287,500	3,005,000	$3,532,000

NEW ACCOUNTING PRONOUNCEMENTS

Pronouncements issued in the current year have no material effect on the presentation of Express-1 Expedited Solutions, Inc. consolidated financial statement.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, we believe that, as of December 31, 2010, our internal control over financial reporting is effective.

Change in Internal Controls

During the quarter ended December 31, 2010, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not Applicable

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item, other than as set forth below,  is incorporated by reference from the information under the captions “Executive Officers and Directors” and “Family Relationships” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2011 Annual Meeting of Stockholders (the “Proxy Statement”).

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Equity Compensation Plan

The following table sets forth information, as of December 31, 2010, with respect to the Company’s compensation plans under which equity securities are authorized for issuance.

Number of Securities
Remaining Available for
	Number of Securities	Weighted-Average	Future Issuance under
	to be Issued Upon	Exercise Price of	Equity Compensation
	Exercise of	Outstanding	Plan (Excluding
	Outstanding Options,	Options, Warrants	Securities Reflected in
Plan Category	Warrants and Rights	and Rights	Column)
Equity compensation plan approved by security holders	3,005,000	$1.18	2,123,000

•	Additionally, the Company has in place an ESOP plan in which 255,000 shares of the Company’s stock are held on behalf of qualifying participants.

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
Years Ended December 31, 2010 and 2009

Report of Independent Registered Public Accounting Firm

Board of Directors
Express-1 Expedited Solutions, Inc.
St. Joseph, Michigan

We have audited the accompanying consolidated balance sheets of Express-1 Expedited Solutions, Inc. as of December 31, 2010, and 2009; and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2010 and 2009. These consolidated financial statements are the responsibility of the management of Express-1 Expedited Solutions, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Express-1 Expedited Solutions, Inc. as of December 31, 2010 and 2009; and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Pender Newkirk & Company LLP Pender Newkirk & Company LLP Certified Public Accountants
Tampa, Florida
March 25, 2011

Express-1 Expedited Solutions, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009
Assets
Current assets:
Cash	$561,000	$495,000
Accounts receivable, net of allowances of $136,000 and $225,000, respectively	24,272,000	17,569,000
Prepaid expenses	257,000	158,000
Deferred tax asset, current	314,000	353,000
Income tax receivable	1,348,000	-
Other current assets	813,000	459,000
Total current assets	27,565,000	19,034,000

Property and equipment, net of $3,290,000 and $2,651,000 in accumulated depreciation, respectively	2,960,000	2,797,000
Goodwill	16,959,000	16,959,000
Identified intangible assets, net of $2,827,000 and $2,198,000 in accumulated amortization, respectively	8,546,000	9,175,000
Loans and advances	126,000	30,000
Other long-term assets	516,000	1,044,000
Total long-term assets	29,107,000	30,005,000
Total assets	$56,672,000	$49,039,000

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,756,000	$6,769,000
Accrued salaries and wages	1,165,000	310,000
Accrued expenses, other	2,877,000	2,272,000
Line of credit	-	6,530,000
Current maturities of long-term debt	1,680,000	1,215,000
Other current liabilities	773,000	968,000
Total current liabilities	15,251,000	18,064,000

Line of credit	2,749,000	-
Notes payable and capital leases, net of current maturities	2,083,000	213,000
Deferred tax liability, long-term	2,032,000	1,156,000
Other long-term liabilities	544,000	1,202,000
Total long-term liabilities	7,408,000	2,571,000

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares, no shares issued or outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized; 32,687,522 and 32,215,218 shares issued, respectively; and 32,507,522 and 32,035,218 shares outstanding, respectively	33,000	32,000
Additional paid-in capital	27,208,000	26,488,000
Treasury stock, at cost, 180,000 shares held	(107,000)	(107,000)
Accumulated earnings	6,879,000	1,991,000
Total stockholders’ equity	34,013,000	28,404,000
Total liabilities and stockholders' equity	$56,672,000	$49,039,000

The accompanying notes are an integral part to the consolidated  financial statements.

Express-1 Expedited Solutions, Inc.
Consolidated Statements of Operations

	Twelve Months Ended
	December 31,	December 31,
	2010	2009
Revenues
Operating revenue	$157,987,000	$100,136,000
Expenses
Direct expense	130,587,000	83,396,000
Gross margin	27,400,000	16,740,000
Sales, general and administrative expense	18,954,000	13,569,000
Operating income from continuing operations	8,446,000	3,171,000
Other expense	140,000	51,000
Interest expense	205,000	105,000
Income from continuing operations before income tax	8,101,000	3,015,000
Income tax provision	3,213,000	1,325,000
Income from continuing operations	4,888,000	1,690,000
Income from discontinued operations, net of tax (1)	-	15,000
Net income	$4,888,000	$1,705,000

Basic income per share
Income from continuing operations	$0.15	$0.05
Income from discontinued operations	-	-
Net income	0.15	0.05

Diluted income per share
Income from continuing operations	0.15	0.05
Income from discontinued operations	-	-
Net income	$0.15	$0.05

Weighted average common shares outstanding
Basic weighted average common shares outstanding	32,241,383	32,035,218
Diluted weighted average common shares outstanding	33,115,981	32,167,447

(1) Within income from discontinued operations are provisions for income tax of $0 and $13,000 for the years ended December 31, 2010 and 2009, respectively.

The accompanying notes are an integral part to the consolidated  financial statements.

Express-1 Expedited Solutions, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
Operating activities	2010	2009
Net income applicable to stockholders	$4,888,000	$1,705,000
Adjustments to reconcile net income to net cash from operating activities
(Recovery) Provision for allowance for doubtful accounts	(84,000)	92,000
Depreciation & amortization expense	1,290,000	1,191,000
Stock compensation expense	157,000	172,000
Loss (gain) on disposal of equipment	4,000	(29,000)
Non-cash impairment of intangible assets	75,000	124,000
Changes in assets and liabilities, net of effect of acquisition:
Account receivable	(6,618,000)	(5,459,000)
Deferred taxes	900,000	713,000
Income Tax Receivable	(1,348,000)	-
Other current assets	(355,000)	104,000
Prepaid expenses	(99,000)	214,000
Other long-term assets/advances	338,000	(93,000)
Accounts payable	1,987,000	191,000
Accrued expenses and other current liabilities	1,280,000	1,529,000
Other long term liabilities	(658,000)	(553,000)
Cash flows provided (used) by operating activities	1,757,000	(99,000)
Investing activities
Acquisition of business, net of cash acquired	-	(2,250,000)
Payment of acquisition earn-out	-	(1,100,000)
Payment of purchases of property and equipment	(811,000)	(186,000)
Proceeds from sale of assets	2,000	62,000
Cash flows used by investing activities	(809,000)	(3,474,000)
Financing activities
Credit line, net activity	(3,781,000)	4,210,000
Proceeds from credit facility renewal	5,000,000	-
Payments of debt	(2,665,000)	(1,249,000)
Proceeds from exercise of options	564,000	-
Cash flows (used) provided by financing activities	(882,000)	2,961,000
Net increase (decrease) in cash	66,000	(612,000)
Cash, beginning of period	495,000	1,107,000
Cash, end of period	$561,000	$495,000
Supplemental disclosures of noncash activities:
Cash paid during the period for interest	$124,000	$105,000
Cash paid during the period for income taxes	3,521,000	396,000
Increase of goodwill due to accrual of acquisition earnout	-	687,000
Acquisition activity (First Class & LRG 2009)
Property and equipment	$-	$112,000
Intangible Assets	-	2,060,000
Goodwill	-	1,357,000
Liabilities assumed	-	(42,000)
Net assets acquired	-	3,487,000
Installment consideration payable	-	(500,000)
Fair value of estimated earnouts	-	(737,000)
Net cash paid	$-	$2,250,000

The accompanying notes are an integral part of the consolidated financial statements

Express-1 Expedited Solutions, Inc.
Consolidated Statements of Changes in Stockholders' Equity
For the Two Years Ended December 31, 2010 and 2009

					Additional
	Stock Common		Treasury Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance, January 1, 2009	32,215,218	$32,000	(180,000)	$(107,000)	$26,316,000	$286,000	$26,527,000
Issuance of stock for exercise of options							-
Stock option expense					172,000		172,000
Issuance of common stock							-
AMEX issuance fees							-
Net income						1,705,000	1,705,000
Balance, December 31, 2009	32,215,218	32,000	(180,000)	(107,000)	26,488,000	1,991,000	28,404,000
Issuance of stock for exercise of options	472,304	1,000			563,000		564,000
Stock option expense					157,000		157,000
Issuance of common stock							-
Net income						4,888,000	4,888,000
Balance, December 31, 2010	32,687,522	$33,000	(180,000)	$(107,000)	$27,208,000	$6,879,000	$34,013,000

The accompanying notes are an integral part of the consolidated financial statements

Express-1 Expedited Solutions, Inc.

Notes to Consolidated Financial Statements
Years ended December 31,  2010 and 2009

1.     Significant Accounting Principles

Nature of Business

Express-1 Expedited Solutions, Inc. (“the Company”) – provides premium transportation and logistics services to thousands of customers primarily through its three wholly owned subsidiaries:

Express-1, Inc. (Express-1) –  provides time critical expedited transportation to its customers. This typically involves dedicating one truck and driver to a load which has a specified time delivery requirement. Most of the services provided are completed through a fleet of exclusive use vehicles that are owned and operated by independent contract drivers. The use of non-owned resources to provide services minimizes the amount of capital investment required and is often described with the terms “non-asset” or “asset-light.” In January of 2009, certain assets and liabilities of First Class Expediting were purchased to complement the operations of Express-1. The financial reporting of this operation has been included with Express-1.

Concert Group Logistics, Inc.  (CGL) – provides freight forwarding services through a chain of independently owned stations located throughout the United States, along with our two company owned CGL International branches. These stations are responsible for selling and operating freight forwarding transportation services within their geographic area under the authority of CGL.  In October of 2009, certain assets and liabilities of LRG International were purchased to complement the operations of CGL. The financial reporting of this operation has been included with CGL.

Bounce Logistics, Inc. (Bounce) – provides premium truckload brokerage transportation services to their customers throughout the United States.

For specific financial information relating to the above subsidiaries refer to Footnote 18 – Operating Segments.

During 2008, the Company discontinued its Express-1 Dedicated business unit, in anticipation of the cessation of these operations in February 2009. All revenues and costs associated with this operation have been accounted for, net of taxes,  in the line item labeled “Income from discontinued operations” for all years presented in the Consolidated Statements of Operations. More information on the discontinuance of the Express-1 Dedicated operations can be found in Footnote 3 – Discontinued Operations.

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

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company hasn’t experienced any losses related to these balances. All of the non-interest bearing cash balances were fully insured at December 31, 2010 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and the non-interest bearing cash balances may again exceed federally insured limits. At December 31, 2010, there were no amounts held in interest bearing accounts.

The Company continues to mitigate the concentration of credit risk with respect to trade receivables for any one customer by the expansion of customer base, industry base, and service areas.  For the year ended December 31, 2010, a domestic automotive manufacturer accounted for approximately 5% of the Company’s consolidated revenue.  During 2010, the Company generated approximately 8% of its consolidated revenue from the Big Three domestic automotive manufacturers.  Additionally, at December 31, 2010, account receivable balances related to the Big Three automotive makers equaled 6% of the Company’s consolidated account receivable balance.  The concentration of credit risk extends to major automotive industry suppliers and international automotive manufacturers.  The Company also services many customers who support and derive revenue from the automotive industry exclusive of the Big Three and their major suppliers.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of account receivables, customers payment history and the customer’s current ability to pay its obligation. Based on managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of  $136,000 and $225,000 is considered necessary as of December 31, 2010 and 2009, respectively. We do not accrue interest on past due receivables.

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

Goodwill

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. The Company follows the provisions of US GAAP in its accounting of goodwill, which requires an annual impairment test for goodwill and intangible assets with indefinite lives. The first step of the impairment test requires that the Company determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. There was no impairment of goodwill associated with the Company’s remaining operations, for the years ended December 31, 2010 and 2009.  The Company performs the annual test during its fiscal third quarter unless events or circumstances indicate impairment of the goodwill may have occurred before that time. For a more complete analysis of this item refer to Footnote 6 - Goodwill.

Identified Intangible Assets

The Company follows the provisions of US GAAP in its accounting of identified intangible assets, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. During  2010 and 2009, there was no impairment of intangible assets. For a more complete analysis of this item refer to Footnote 7 – Identified Intangible Assets.

Other Long-Term Assets

Other long-term assets consist primarily of  balances representing various deposits, the long-term portion of the Company’s non-qualified deferred compensation plan and notes receivable from various CGL independent station owners. Also included within this account classification are incentive payments to independent station owners within the CGL network. These payments are made by Concert Group Logistics to certain station owners as an incentive to join the network. These amounts are amortized over the life of each independent station contract and the unamortized portion is recoverable in the event of default under the terms of the agreements.

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

Within its Concert Group Logistics business unit, the Company utilizes an alternative point in time to recognize revenue. Concert Group Logistics revenue and associated operating expenses are recognized on the date the freight is picked up from the shipper. This alternative method of revenue recognition is not the preferred method of revenue recognition as prescribed within US GAAP. This method recognizes revenue and associated expenses prior to the point in time that all services are completed; however, the use of this method does not result in a material difference from US GAAP. The Company has evaluated the impact of this alternative method on its consolidated financial statements and concluded that the impact is not material to the financial statements.

The Company reports revenue on a gross basis in accordance with US GAAP.  The following facts justify the Company’s position of reporting revenue on a gross basis:

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

Income Taxes

Taxes on income are provided in accordance with US GAAP. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax basis of particular assets and liabilities in addition to the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the enactment date. A valuation allowance is provided to offset the net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. For a more complete analysis of this item refer to Footnote 13 – Income Taxes.

Accounting for Uncertainty in Income Taxes is determined based on US GAAP, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. US GAAP also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. As of December 31, 2010, the Company accrued approximately $135,000 for certain potential state income taxes.   For a more complete analysis of this item refer to Footnote 13 – Income Taxes.

During 2010 the Internal Revenue Service completed its review of the Company’s 2006 tax year, and based upon the review, no assessments or adjustments were required.

Stock Option Plan

The Company accounts for share-based compensation in accordance with US GAAP.  The Company has recorded compensation expense related  to stock options of $157,000 and $172,000 for the years ended December 31, 2010 and  2009, respectively.

The Company has in place a stock option plan approved by the shareholders for 5,600,000 shares of its common stock. Through the plan, the Company offers stock options to employees and directors which assist in recruiting and retaining these individuals. Options generally become fully vested three to five years from the date of grant and expire five to ten years from grant date. As of December 31, 2010, the Company had 2,123,000 shares available for future stock option grants under its existing plan. Under the plan, the Company may also grant restricted stock awards, subject to the satisfaction by the recipient of certain conditions specified in the restricted stock grant.  During the life of the plan 472,000 stock options have been exercised.

The weighted-average fair value of each stock option recorded in expense for the years ended December 31, 2010 and 2009, were estimated on the date of grant using the Black-Scholes option pricing model and were amortized over the requisite service period of the underlying options. The Company has used one grouping for the assumptions, as its option grants have similar characteristics. The expected term of options granted has been derived based upon the Company’s history of actual exercise behavior and represents the period of time that options granted are expected to be outstanding. Historical data was also used to estimate option exercises and employee terminations. Estimated volatility is based upon the Company’s historical market price at consistent points in a period equal to the expected life of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and the dividend yield is zero. The assumptions outlined in the table below were utilized in the calculations of compensation expense from option grants in the reporting periods reflected.

	Twelve Months Ended December 31,
	2010	2009
Risk-free interest rate	2.5%	2.8%
Expected life	5.8 years	5.1 years
Expected volatility	35%	35%
Expected dividend yield	none	none
Grant date fair value	$0.53	$0.31

As of December 31, 2010, the Company had approximately $292,000 of unrecognized compensation cost related to non-vested share-based compensation that is anticipated to be recognized over a weighted average period of approximately 1.12 years. Remaining estimated compensation expense related to existing share-based plans is $147,000, $107,000 and $38,000 for the years ending December 31, 2011, 2012 and 2013 thereafter, respectively.

At December 31, 2010, the aggregate intrinsic value of warrants and options outstanding and exercisable was $4,161,000 and $3,301,000 respectively.  During the years ended December 31, 2010 and 2009, stock options with a fair value of $159,000 and $199,000 vested, respectively. For additional information regarding our plan refer to Footnote 11 - Equity.

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

	For the Year Ended December 31,
	2010	2009
Income from continuing operations	$4,888,000	$1,690,000
Income from discontinued operations	-	15,000
Net income	$4,888,000	$1,705,000
Basic shares outstanding	32,241,383	32,035,218
Diluted shares outstanding	33,115,981	32,167,447
Basic earnings per share
Income from continuing operations	$0.15	$0.05
Income from discontinued operations	$-	$-
Net Income	$0.15	$0.05
Diluted earnings per share
Income from continuing operations	$0.15	$0.05
Income from discontinued operations	$-	$-
Net Income	$0.15	$0.05

The Company has in place an Employee Stock Ownership Plan (ESOP). Shares issued to this plan are included in the denominator of the earnings per share calculation. Common shares outstanding from the Company’s ESOP were 255,000 for the years ended December 31, 2010 and 2009, respectively. For a more complete analysis of this item refer to Footnote 15 – Employee Benefit Plans.

Recently Issued Financial Accounting Standards

The Company’s management does not believe that any recent codified pronouncements by the FASB will have a material impact on the Company’s current or future consolidated financial statements.

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

Substantially all of the assets of Express-1 Dedicated have been redeployed in other operating units of the Company, and therefore, no impairment charges were recorded on the Company’s financial statements during 2010 or 2009. Management does not anticipate recording any additional material activity on its discontinued operations in future periods.

The following table reflects the revenue, operating expenses, gross margins, and net income of the Company’s discontinued Express-1 Dedicated business unit for 2010 and 2009.

	Year Ended December 31,
	2010	2009
Operating revenue	$-	$666,000
Operating expense	-	532,000
Gross margin	-	134,000
Sales, general and administrative	-	106,000
Income before tax provision	-	28,000
Tax provision	-	13,000

Net income	$-	$15,000

4.     Property and Equipment

	Years Ending December 31,
	2010	2009
Buildings	$1,115,000	$1,115,000
Leasehold improvement	345,000	241,000
Office equipment	586,000	435,000
Trucks and trailers	1,786,000	1,725,000
Warehouse equipment	117,000	117,000
Computer equipment	1,390,000	1,091,000
Computer software	911,000	724,000
	6,250,000	5,448,000
Less: accumulated depreciation	(3,290,000)	(2,651,000)
Total property and equipment	$2,960,000	$2,797,000

Included within this schedule are assets financed with capital leases. The cost of these assets is approximately $44,000 as of December 31, 2010 and 2009, respectively. Accumulated depreciation on these assets was $17,000 and $8,000 as of December 31, 2010 and 2009, respectively.

Depreciation expense of property and equipment totaled approximately $641,000 and $608,000 for the years ended December 31, 2010 and 2009, respectively.

Within our Consolidated Statement of Operations, depreciation expense is included in both “direct expense” and “sales general and administrative expense”.  For 2010 and 2009 depreciation expense of $192,000 and $191,000  was included within the line item “direct expense,” while depreciation expense of $449,000 and $417,000 was included within the line “sales, general and administrative expense”, respectively.

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

As of December 31, 2010 and 2009, the Company had outstanding balances on this note receivable of $45,000 and $73,000 of which approximately $45,000 and $43,000 was classified as short term, respectively.

6.      Goodwill

The change in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 is as follows:

Balance at January 1, 2009	$14,915,000
Contingent contractually earned payments (CGL)	687,000
LRG Purchase	1,357,000
Balance at December 31, 2009	16,959,000
-
Balance at December 31, 2010	$16,959,000

In October 2009, the Company, through its subsidiary Concert Group Logistics, Inc., acquired certain assets of LRG International, Inc., a Florida based international forwarding company (“LRG”). As consideration the former owners of LRG were paid $2,000,000 in cash at closing, and received $500,000 on the one year anniversary of the closing, October 1, 2010. Additionally, earn-out consideration of $450,000 was earned by the former owners of LRG based on financial criteria being met in 2010. This earn-out component will be paid in the first quarter of 2011. One additional potential earn-out of $450,000 can also be earned based on 2011 financial criteria being met. The fair value liability of the potential earn-out payments were based on the Company’s third-party valuation and was approximately $737,000 as of December 31, 2009. As of December 31, 2010, based on the net present value of the expected cash payments, the earn-out liability was approximately $819,000.  The increase in the liability of approximately $82,000 was recorded as interest expense during 2010. The earn-out payments may be made in cash, shares of XPO’s common stock, or a combination of the two, at the discretion of the Company.

In conjunction with the purchase of Concert Group Logistics, LLC in January, 2008, the Company entered into a new contractual arrangement which resulted in the creation of goodwill. In addition to the goodwill created at the time of the initial transaction, the contract provided for contingent consideration to be paid to the former owners of Concert Group Logistics, LLC in the event certain performance measures were achieved. In the first quarter of 2009, the Company entered into an agreement wherein all earn-out and contractual obligations related to the CGL purchase were settled with the former owners of Concert Group Logistics, LLC for the amount of $1.1 million. For additional information refer to Footnote 12 – Acquisitions.

7.      Identified Intangible Assets

	Year Ending December 31,
	2010	2009
Intangible not subject to amortization:
Trade name	$6,420,000	$6,420,000
Intangibles subject to amortization:
Trade Name, net of accumulated amortization of $52,000 and $11,000, respectively	168,000	209,000
Employee Contracts, net of accumulated amortization of $270,000 and $235,000, respectively	-	35,000
Non-compete Agreements, net of accumulated amortization of $654,000 and $539,000, respectively	109,000	224,000
Independent Participant Network, net of accumulated amortization of $591,000 and $392,000 respectively	389,000	588,000
Customer relationships, net of accumulated amortization of $676,000 and $483,000	1,298,000	1,491,000
Other intangibles, net of accumulated amortization of $584,000 and $538,000, respectively	162,000	208,000
Total identifiable intangible assets	$8,546,000	$9,175,000

The following is a schedule by year of future expected amortization expense related to identifiable intangible assets as of December 31, 2010:

2011	$491,000
2012	428,000
2013	232,000
2014	203,000
2015	129,000
Thereafter	643,000
Total future expected amortization expense	$2,126,000

The Company recorded amortization expense of approximately $649,000 and $580,000 for the years ended December 31, 2010 2009, respectively.

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

The table below outlines the Company’s notes payable and capital lease obligations as of December 31, 2010 and 2009.

			Year Ending December 31,
	Interest rates	Term (months)	2010	2009
Capital leases for equipment	18%	24 - 60	$13,000	$28,000
Note payable	2.5%	36	3,750,000	1,400,000
Total note payable and capital leases			3,763,000	1,428,000
Less: current maturities of long-term debt			1,680,000	1,215,000
Non-current maturities of long term-debt			$2,083,000	$213,000

The Company recorded interest expense associated with capital leases of $3,000 and $5,000 for the years ended December 31, 2010 and 2009, respectively. For these same years, the Company recorded gross payments for capital lease obligations of $18,000 and $54,000, respectively. The Company also recorded interest expense for the above note payable of $91,000 and $37,000 for the years ending December 31, 2010 and 2009, respectively.

The following is a schedule by year of future minimum principal payments required under the terms of the above notes payable and capital lease obligations as of December 31, 2010:

2011	$1,680,000
2012	1,667,000
2013	416,000
Total future principal payments	$3,763,000

9.     Revolving Credit Facilities

On March 31, 2010, the Company entered a credit facility which provides for a receivables based line of credit of up to $10.0 million. The Company may draw upon the receivables based line of credit the lesser of $10.0 million or 80% of eligible accounts receivable, less amounts outstanding under letters of credit and 50% of the above term loan balance. The proceeds of the line of credit are to be used exclusively for working capital purposes.

Substantially all the assets of the Company and wholly owned subsidiaries (Express-1, Inc., Concert Group Logistics, Inc., and Bounce Logistics, Inc.) are pledged as collateral securing the Company’s performance under the revolving credit facility and term debt indentified in Note 8.  The line of credit bears interest based upon one-month LIBOR with an initial increment of 200 basis points.

The line of credit and the term note referenced in Note 8 carry certain covenants related to the Company’s financial performance. Included among the covenants are a fixed charge coverage ratio and a total funded debt to earnings before interest, taxes, depreciation and amortization ratio. As of December 31, 2010, the Company was in compliance with all terms under the line of credit and the above term note and no events of default existed under the terms of the agreements.

The Company had outstanding standby letters of credit at December 31, 2010, totaling $410,000 related to insurance policies either continuing in force or recently canceled. Amounts outstanding for letters of credit reduce the amount available under the line of credit, dollar-for-dollar.

Available capacity in excess of outstanding borrowings under the line was approximately $6.8 million as limited by 80% of the Company’s eligible receivables as of December 31, 2010. The line of credit carries a maturity date of March 31, 2012.  As of December 31, 2010 the line of credit balance was $2,749,000.

10.   Commitments and Contingencies

Lease Commitments

The following is a schedule by year of future minimum payments required under operating leases for various transportation and office equipment and real estate lease commitments that have an initial or remaining non-cancelable lease term as of December 31, 2010.

Current Operations
For the years ended December 31,
2011	$479,000
2012	282,000
2013	83,000
2014	56,000
2015	44,000
Total	$944,000

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

11.    Equity

Convertible Preferred Stock

The authorized preferred stock of the Company consists of 10,000,000 shares at $0.001 par value, of which no shares were issued and outstanding as of December 31, 2010 and 2009. The authorized preferred stock is comprised of three classes: Series A — Redeemable, Series B — Convertible and Series C — Redeemable, each with differing terms, rates of interest and conversion rights.

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

Options and Warrants

The Company has historically issued warrants related to raising capital. As of December 31, 2010, all previously issued warrants have either expired or have been exercised and no outstanding warrants exist at year end.

The following table summarizes the Company’s stock option and warrant activity with related information:

	Warrants	Exercise	Weighted Average
	Options	Price Range	Exercise Price

Warrants & options outstanding a January 1, 2009	5,861,000	$.57 - 2.75	$1.52
Warrants cancelled/expiring	(2,252,000)	1.50 - 2.20	2.05
Options granted	175,000	0.67 - 1.03	0.89
Options expired/cancelled	(641,000)	.079 - 2.75	1.29
Options outstanding at December 31, 2009	3,143,000	.57 - 1.48	1.14
Options granted	635,000	1.25 -1.65	1.41
Options exercised	(472,000)	.98 - 1.25	1.19
Options expired/cancelled	(301,000)	.98 - 1.52	1.29
Options outstanding at December 31, 2010	3,005,000	$.57 - 1.65	$1.18

The following table summarizes information about options outstanding and exercisable as of December 31, 2010:

	Outstanding Options			Exercisable Options
	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Number Exercisable	Weighted Average Remaining Life	Weighted Average Price
Range of Exercise
$0.57 - $1.65	3,005,000	6.2	$1.18	2,330,000	5.5	$1.14

12.   Acquisitions

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

LRG

On October 1, 2009, CGL purchased certain assets and liabilities of Tampa, Florida based LRG International, Inc. (LRG), an international freight forwarder. The LRG purchase complements and expands CGL’s ability to move international freight competitively.  The transaction had an effective date of October 1, 2009.  LRG’s financial activity is included within CGL’s segment information.

At closing the Company paid the former owners of LRG $2 million in cash.  The Company used its existing line of credit to finance the transaction.  On the one year anniversary, the Company paid the former owners $500,000 on October 1, 2010.  The transaction also provides for potential earn-outs of $900,000 provided certain performance criteria are met within the new division of CGL over a 2 year period.

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

The following unaudited Proforma consolidated information presents the results of operations of the Company for the twelve months ended December 31, 2009, as if the acquisition of LRG International, Inc. had taken place at the beginning of the year presented.  The 2010 consolidated financial statements include a full year of LRG International, Inc. (CGL International), see page 27 for results.  Proforma results presented within the table do not include adjustments for amortization of intangibles and depreciation of fixed assets as a result of the LRG purchase.

Proforma Consolidated Results
(Unaudited)
For the year ended
December 31, 2009
Operating revenue	$106,540,000
Income from continuing operations before tax	3,409,000
Income from continuing operations	$1,926,000

Basic income from continuing operations per share	0.06
Diluted income from continuing operations per share	0.06

13.    Income Taxes

	Year Ended December 31,
	2010	2009
Current
Federal	$1,968,000	$172,000
State	330,000	453,000
	2,298,000	625,000
Deferred
Federal	798,000	591,000
State	117,000	122,000
	915,000	713,000
Total income tax provision	3,213,000	1,338,000
Income tax provision included in discontinued operations	-	13,000
Income tax provision included in continuing operations	$3,213,000	$1,325,000

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	Year Ended December 31,
	2010	2009
Income tax provision at statutory rate	$2,754,000	$1,038,000
Increase (decrease) in income tax due to:
State tax	317,000	379,000
Uncertain tax postion provision	135,000	-
All other non-deductible items	7,000	(79,000)
Total provision for income tax	$3,213,000	$1,338,000

The tax effects of temporary differences that give rise to significant portions of the current and non-current deferred tax asset at December 31, 2010 and 2009 are as follows:

	Year Ended December 31,
Current deferred tax items	2010	2009
Allowance for doubtful accounts	$53,000	$90,000
Prepaid expenses	(93,000)	(98,000)
Accrued expenses	294,000	90,000
Accrued insurance claims	60,000	271,000
Total deferred tax asset, current	$314,000	$353,000
Non-current deferred tax items
Property plant & equipment	$(396,000)	$(138,000)
Amortization expense	(1,984,000)	(1,615,000)
Accrued expenses	20,000	115,000
Accrued deferred compensation	-	125,000
Stock option expense	253,000	222,000
Net operating loss	75,000	135,000
Total deferred tax liability, long-term	(2,032,000)	(1,156,000)
Total deferred tax liability	$(1,718,000)	$(803,000)

As of December 31, 2010, the Company has no remaining federal net operating loss carry forward.  The Company’s state net operating loss carry forward at December 31,2010, totaled approximately $1,500,000 and will begin expiring in 2021.  The Company is subject to examination by the IRS for the calendar years 2007 through 2009.  The Company is also subject to examination by various state taxing authorities for the calendar years 2006 through 2009.  The Company does not anticipate any significant increase or decrease in unrecognized tax benefit within the next 12 months.

Liability for Uncertain Tax Positions

In July 2006, the FASB issued guidance which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with ASC Topic 740, and prescribed a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under this guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, this guidance provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition, Interpretation 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted this guidance on January 1, 2007, however, the adoption did not have a  material impact on the Company’s consolidated financial statements until fiscal 2010. As a result of the implementation of this guidance, the Company has recognized the following liability for the year ended December 31, 2010. A reconciliation of the beginning to ending amount of the recognized uncertain tax position liability is as follows:

	Year Ended December 31,
	2010	2009
Balance at January 1	$-	$-
Additions based on tax positions related to the current year	70,000	-
Additions for tax positions of prior years	65,000	-
Reductions for tax positions of prior years	-	-
Reductions due to the statute of limitations	-	-
Settlements	-	-

Balance at December 31	$135,000	$-

The Company recognizes interest accrued to unrecognized tax benefits in interest expense and penalties in SG&A expenses. During the year ended December 31, 2010, the Company recognized $0 for interest and penalties due to the immaterial nature of both items.

14.   Related Party Transactions

In January 2008, in conjunction with the Company’s purchase of substantially all assets of Concert Group Logistics, LLC (“Concert Transaction”), Daniel Para, was appointed to the Board of Directors of the Company. Prior to the completion of the Concert Transaction, Mr. Para served as the Chief Executive Officer of Concert Group Logistics, LLC, and was its largest stockholder. The Company purchased substantially all the assets of Concert Group Logistics, LLC for $9.0 million in cash, 4,800,000 shares of the Company’s common stock and the assumption of certain liabilities. The transaction contained performance targets, whereby the former owners of Concert Group Logistics, LLC could earn up to $2.0 million of additional consideration. During March of 2009, the final earn-out settlement with CGL was completed for consideration totaling $1.2 million that included a $1.1 million cash payment in addition to the forgiveness of an $87,000 debt. The settlement included a general release between the Company and the former owners of Concert Group Logistics, LLC. Subsequent to the release, the Company has no future obligations related to the earn-out provisions of the Concert Transaction. As the largest shareholder of Concert Group Logistics, LLC, Mr. Para received, either directly or through his family trusts and partnerships, approximately 85% of the proceeds transferred in the transaction. Immediately after the transaction, Mr. Para became the largest shareholder of the Company, through holdings attributable to himself and Dan Para Investments, LLC.

In April 2009, the Company contracted the services of Daniel Para to serve as the Director of Business Development. Mr. Para will manage all Company activity related to mergers and acquisitions. His remuneration for these services is $10,000 per month.  Effective June 1, 2010, Dan Para was appointed CEO of CGL and is no longer serving as the Director of Business Development.

In January 2008, in conjunction with the Concert Group Logistics acquisition, the Company entered into a lease for approximately 6,000 square feet of office space located within an office complex at 1430 Branding Avenue, Downers Grove, Illinois 60515. The lease calls for, among other general provisions, rent payments in the amount of  $101,000, $104,000 and $107,000 to be paid for 2010 and the two subsequent years thereafter. The building is owned by an Illinois Limited Liability Company, which has within its ownership group, Daniel Para, the CEO of Concert Group Logistics, LLC.

The above transactions are not necessarily indicative of amounts, terms and conditions that the Company may have received in transactions with unrelated third parties.

15.   Employee Benefit Plans

The Company has a defined contribution 401(k) salary reduction plan intended to qualify under section 401(a) of the Internal Revenue Code of 1986 (“401(k)  Plan”). The Salary Savings Plan allows eligible employees, as defined in the plan document, to defer up to fifteen percent of their eligible compensation, with the Company contributing an amount determined at the discretion of the Company’s Board of Directors. The Company contributed approximately $120,000 and $65,000 to the 401(k) Plan for the years ended December 31, 2010 and 2009, respectively.

The Company also maintains a Non-qualified Deferred Compensation Plan for certain employees. This plan allowed participants to defer a portion of their salary on a pretax basis and accumulate tax-deferred earnings plus interest. These deferrals are in addition to those allowed in the Company’s 401(k) plans. The Company provides a discretionary matching contribution of 25 percent of the employee contribution, subject to a maximum Company contribution of $2,500 per employee. The Company’s matching contribution expense for such plans was $0 and $0 for the years ended December 31, 2010 and 2009, respectively.  During the 4th quarter of 2009, the Company decided to terminate this benefit plan effective in January of 2010. Liabilities totaling $350,000 will be paid out to plan participants during 2011 in conjunction with the termination of the plan.

The Company has in place an Employee Stock Ownership Plan (“ESOP”) for all employees. The plan allows employer contributions, at the sole discretion of the board of directors. To be eligible to receive contributions the employee must complete one year of full time service and be employed on the last day of the year. Contributions to the plan vest over a five-year period. The Company did not contribute shares to the ESOP in 2010 or 2009.

	ESOP Shares	Stock		Expense
	Awarded	Valuation	Issuance Date	Recognized
Outstanding prior to 2005	25,000	1.20	3/31/2005	$30,000
2005	50,000	0.74	10/6/2006	124,000
2006	90,000	1.38	4/10/2007	101,000
2007	90,000	1.12	12/11/2007	101,000
2008	-	-		2,000
2009	-	-		40,000
2010	-	-		-
Total	255,000			$398,000

In addition to stock contributions in the ESOP Plan, the Company has on occasion contributed cash to provide for the payment of plan benefits and general plan expenses. The company contributed cash of $0 and $40,000 to the plan in the years ended December 31, 2010 and 2009, respectively.

16.   Employment Agreements

The Company has in place with certain  managers and executive’s employment agreements calling for base compensation payments totaling $1,124,000, $801,000 and $90,000 for the years ending December 31, 2011, 2012 and 2013, respectively. These agreements expire on various dates within the listed periods and also provide for performance based bonus and stock awards, provided the Company’s performance meets defined performance objectives. These employment contracts vary in length and provide for continuity of employment pending termination “for cause” for the covered individuals.

17.  Quarterly Financial Data

Express-1 Expedited Solutions, Inc.
Quarterly Financial Data (Unaudited)

	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010
Operating revenues	$31,642,000	$40,340,000	$44,448,000	$41,557,000
Direct expenses	26,043,000	33,101,000	36,309,000	35,134,000
Gross margin	5,599,000	7,239,000	8,139,000	6,423,000
Sales, general and administrative	4,075,000	4,598,000	5,219,000	5,062,000
Other expense	20,000	34,000	48,000	38,000
Interest expense	20,000	88,000	32,000	65,000
Income from continuing operations before tax	1,484,000	2,519,000	2,840,000	1,258,000
Income tax provision	650,000	1,015,000	1,110,000	438,000
Income from continuing operations	834,000	1,504,000	1,730,000	820,000
Income from discontinued operations, net of tax	-	-	-	-
Net income	$834,000	$1,504,000	$1,730,000	$820,000

Basic income per share
Income from continuing operations	$0.03	$0.05	$0.05	$0.03
Income from discontinued operations	-	-	-	-
Net income	0.03	0.05	0.05	0.03
Diluted income per share
Income from continuing operations	0.03	0.05	0.05	0.02
Income from discontinued operations	-	-	-	-
Net income	$0.03	$0.05	$0.05	$0.02

	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
Operating revenues	$20,072,000	$22,243,000	$26,211,000	$31,610,000
Direct expenses	16,856,000	18,606,000	21,482,000	26,452,000
Gross margin	3,216,000	3,637,000	4,729,000	5,158,000
Sales, general and administrative	3,243,000	3,006,000	3,284,000	4,036,000
Other expense	(10,000)	19,000	19,000	23,000
Interest expense	22,000	26,000	26,000	31,000
Income from continuing operations before tax	(39,000)	586,000	1,400,000	1,068,000
Income tax provision	(14,000)	273,000	599,000	467,000
Income from continuing operations	(25,000)	313,000	801,000	601,000
Income from discontinued operations, net of tax	30,000	(25,000)	10,000	-
Net income	$5,000	$288,000	$811,000	$601,000

Basic income per share
Income from continuing operations	$-	$0.01	$0.03	$0.02
Income from discontinued operations	-	-	-	-
Net income	-	0.01	0.03	0.02
Diluted income per share
Income from continuing operations	-	0.01	0.02	0.02
Income from discontinued operations	-	-	-	-
Net income	$-	$0.01	$0.02	$0.02

18.   Operating Segments

The Company has three reportable segments based on the type of service provided, to its customers:

•	Express-1, which provides expedited transportation services throughout North America.

•	Concert Group Logistics, which provides domestic and international freight forwarding services through a network of independently owned stations, including two Company owned CGL and

•	Bounce Logistics which provides premium freight brokerage services for truckload shipments needing a high degree of customer service.

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

The following schedule identifies select financial data for each of the business segments.

Express-1 Expedited Solutions, Inc
Business Unit Data

		Concert				Total	Discontinued
		Group				Continuing	Operations
Year Ended December 31, 2010	Express-1	Logistics	Bounce	Corporate	Eliminations	Operations	E-1 Dedicated
Revenues	$76,644,000	$65,222,000	$19,994,000	$-	$(3,873,000)	$157,987,000
Operating income (loss) from continuing operations	7,606,000	1,882,000	865,000	(1,907,000)		8,446,000
Depreciation and amortization	686,000	629,000	31,000	19,000		1,365,000
Interest expense	-	171,000	31,000	3,000		205,000
Tax provision (benefit)	2,382,000	529,000	262,000	40,000		3,213,000
Goodwill	7,737,000	9,222,000	-	-		16,959,000
Total assets	24,509,000	25,106,000	4,836,000	25,867,000	(23,646,000)	56,672,000

Year Ended December 31, 2009
Revenues	$50,642,000	$41,162,000	$10,425,000	$-	$(2,093,000)	$100,136,000	$666,000
Operating income (loss) from continuing operations	3,446,000	1,121,000	458,000	(1,854,000)		3,171,000	28,000
Depreciation and amortization	711,000	452,000	27,000	-		1,190,000	1,000
Interest expense	-	76,000	24,000	5,000		105,000
Tax provision	-	-	-	1,325,000		1,325,000	13,000
Goodwill	7,737,000	9,222,000	-	-		16,959,000
Total assets	23,381,000	23,509,000	2,150,000	16,858,000	(16,859,000)	49,039,000

(1)	The total assets of the Express-1 Dedicated business unit have been transferred to the Company’s other operations.

b) Exhibits

The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below:

Exhibit 3.1
3.1	Amended and Restated Certificate of Incorporation of Segmentz, Inc., dated May 17, 2005.

3.2	Certificate of Amendment to the Certificate of Incorporation of Segmentz, Inc., dated May 31, 2006, filed as Exhibit 3 to Form 8-K on June 7, 2006, and incorporated herein by reference.

3.3
Certificate of Amendment to the Certificate of Incorporation of Express-1 Expedited Solutions, Inc., dated June 20, 2007, filed as Exhibit 3.1 to Form 10-Q on August 14, 2007, and incorporated herein by reference.

3.4	Amended and Restated Bylaws of Express-1 Expedited Solutions, Inc., dated June 20, 2007, filed as Exhibit 3.2 to Form 10-Q on August 14, 2007, and incorporated herein by reference.

3.5	2nd Amended and Restated Bylaws of Express-1 Expedited Solutions, Inc., dated August 30, 2007, filed as Exhibit 3.2 to Form 8-K/A on September 14, 2007, and incorporated herein by reference.

10.1	Employment Agreement between the Company and John D. Welch, filed as Exhibit 10.1 to Form 8-K/A on March 22, 2011, and incorporated herein by reference.

10.2	Amendment to Revolving and Term Loan Agreement, filed as Exhibit 99.2 to Form 8-K on March 31, 2010, and incorporated herein by reference.

10.3	$5,000,000 36 Month Term Note, filed as Exhibit 99.3 to Form 8-K on March 31, 2010, and incorporated herein by reference.

10.4	$10,000,000 Revolving Note, filed as Exhibit 99.4 to Form 8-K on March 31, 2010, and incorporated herein by reference.

10.5
Second Amendment to the Employment Aggreement between the Company and Michael R. Welch, the Company's Chief Executive Officer, dated June 14, 2010, filed as Exhibit 10.1 to Form 10-Q on August, 13, 2010, and incorporated herein by reference.

10.6
Employment Agreement between the Company and Daniel Para, the Company's Chief Executive Officer of Concert Group Logistics, Inc., effective June, 1, 2010, filed as Exhibit 10.2 to Form 10-Q on August 13, 2010, and incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Joseph, MI, on March 25, 2011.

EXPRESS-1 EXPEDITED SOLUTIONS, INC.

By:	/s/ Michael R. Welch
Michael R. Welch (Chief Executive Officer, President and Director)

By:	/s/ John D Welch
John D Welch (Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated:

Signature	Title	Date

/s/ Jim Martell	Chairman of the Board of Directors	March 25, 2011
Jim Martell

/s/ Michael R. Welch	Chief Executive Officer and Director	March 25, 2011
Michael R. Welch	(Principal Executive Officer)

/s/ John D. Welch	Chief Financial Officer	March 25, 2011
John D. Welch	(Principal Accounting Officer & Principal Financial Officer)

/s/ Jennifer Dorris	Director	March 25, 2011
Jennifer Dorris

/s/ Jay Taylor	Director	March 25, 2011
Jay Taylor

/s/ John Affleck-Graves	Director	March 25, 2011
John Affleck-Graves

/s/ Calvin (Pete) Whitehead	Director	March 25, 2011
Pete Whitehead

/s/ Dan Para	Director	March 25, 2011
Dan Para