Form 10-Q
period 2011-03-31
EXPRESS-1 EXPEDITED SOLUTIONS INC
filed 2011-05-13
CIK 1166003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2011

☐

For the transition period from ______ to ______

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

The Registrant has 33,011,561 shares of its common stock outstanding as of May 13, 2011.

Express-1 Expedited Solutions, Inc.
Form 10-Q

Part I — Financial Information

Item 1 —  Financial Statements

Express-1 Expedited Solutions, Inc.
Consolidated Balance Sheets

	(Unaudited)
	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash	$50,000	$561,000
Accounts receivable, net of allowances of $153,000 and $136,000, respectively	24,643,000	24,272,000
Prepaid expenses	610,000	257,000
Deferred tax asset, current	80,000	314,000
Income tax receivable	1,002,000	1,348,000
Other current assets	547,000	813,000
Total current assets	26,932,000	27,565,000

Property and equipment, net of $3,432,000 and $3,290,000 in accumulated depreciation, respectively	2,871,000	2,960,000
Goodwill	16,959,000	16,959,000
Identifiable intangible assets, net of $2,960,000 and $2,827,000 in accumulated amortization, respectively	8,413,000	8,546,000
Loans and advances	120,000	126,000
Other long-term assets	528,000	516,000
Total long-term assets	28,891,000	29,107,000
Total assets	$55,823,000	$56,672,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,714,000	$8,756,000
Accrued salaries and wages	723,000	1,165,000
Accrued expenses, other	3,741,000	2,877,000
Current maturities of notes payable and capital leases	1,667,000	1,680,000
Other current liabilities	527,000	773,000
Total current liabilities	15,372,000	15,251,000

Line of credit	395,000	2,749,000
Notes payable and capital leases, net of current maturities	1,667,000	2,083,000
Deferred tax liability, long-term	2,220,000	2,032,000
Other long-term liabilities	176,000	544,000
Total long-term liabilities	4,458,000	7,408,000

Stockholders' equity:
Preferred stock, $.001 par value; 10,000,000 shares; no shares issued or outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized; 33,188,980 and 32,687,522 shares issued, respectively; and 33,008,980 and 32,507,522 shares outstanding, respectively	33,000	33,000
Additional paid-in capital	28,071,000	27,208,000
Treasury stock, at cost, 180,000 shares held	(107,000)	(107,000)
Accumulated earnings	7,996,000	6,879,000
Total stockholders' equity	35,993,000	34,013,000
Total liabilities and stockholders' equity	$55,823,000	$56,672,000

The accompanying notes are an integral part of the consolidated financial statements.

Express-1 Expedited Solutions, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010
Revenues
Operating revenue	$41,508,000	$31,642,000
Expenses
Direct expense	34,301,000	26,043,000
Gross margin	7,207,000	5,599,000
Sales general and administrative expense	5,207,000	4,075,000
Operating income	2,000,000	1,524,000
Other expense	29,000	20,000
Interest expense	49,000	20,000
Income before tax	1,922,000	1,484,000
Income tax provision	805,000	650,000
Net income	$1,117,000	$834,000

Basic income per share
Net income	$0.03	$0.03
Diluted income per share
Net income	$0.03	$0.03
Weighted average common shares outstanding
Basic weighted average common shares outstanding	32,702,724	32,035,218
Diluted weighted average common shares outstanding	34,086,066	32,577,352

The accompanying notes are an integral part of the consolidated financial statements.

Express-1 Expedited Solutions, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities
Net income	$1,117,000	$834,000
Adjustments to reconcile net income to net cash from operating activities
Provisions for allowance for doubtful accounts	16,000	(54,000)
Depreciation & amortization expense	316,000	385,000
Stock compensation expense	39,000	30,000
(Gain) on disposal of equipment	-	(1,000)
Changes in assets and liabilities
Account receivable	(388,000)	(44,000)
Deferred tax expense	422,000	244,000
Income tax receivable	346,000	-
Other current assets	266,000	103,000
Prepaid expenses	(353,000)	(322,000)
Other Long-term assets and advances	(14,000)	(246,000)
Accounts payable	(41,000)	446,000
Accrued expenses	257,000	1,459,000
Other liabilities	-	(947,000)
Cash provided by operating activities	1,983,000	1,887,000

Investing activities
Payment of acquisition earn-out	(450,000)	-
Payment for purchases of property and equipment	(86,000)	(49,000)
Cash flows (used) by investing activities	(536,000)	(49,000)

Financing activities
Credit line, net activity	(2,353,000)	(5,009,000)
Proceeds from credit facility renewal	-	5,000,000
Payments of notes payable and capital leases	(429,000)	(1,404,000)
Excess tax benefit from stock options	97,000	-
Proceeds from exercise of options	727,000	-
Cash flows (used) by financing activities	(1,958,000)	(1,413,000)

Net (decrease) increase in cash	(511,000)	425,000
Cash, beginning of period	561,000	495,000
Cash, end of period	$50,000	$920,000

Supplemental disclosure of noncash activities:
Cash paid during the period for interest	$28,000	$24,000
Cash (received) paid during the period for income taxes	(75,000)	173,000

The accompanying notes are an integral part of the consolidated financial statements.

Express-1 Expedited Solutions, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
Three Months Ended March 31, 2011
(Unaudited)

					Additional
	Common Stock		Treasury Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2010	32,687,522	$ 33,000	(180,000)	$ (107,000)	$ 27,208,000	$ 6,879,000	$ 34,013,000
Issuance of common stock for warrant exercise	501,458				727,000		727,000
Stock option expense					39,000		39,000
Excess tax benefit from stock options					97,000		97,000
Net income						1,117,000	1,117,000
Balance, March 31, 2011	33,188,980	$ 33,000	(180,000)	$ (107,000)	$ 28,071,000	$ 7,996,000	$ 35,993,000

The accompanying notes are an integral part of the consolidated financial statements.

Express-1 Expedited Solutions, Inc.
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
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

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position at March 31, 2011 and December 31, 2010 and results of operations for the three month periods ended March 31, 2011 and 2010. The preparation of the financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2010 included in our Annual Report on Form 10-K as filed with the SEC and available on the SEC’s website (www.sec.gov). Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Revenue Recognition

Within the Company’s Express-1 and Bounce Logistics business units, revenue is recognized primarily at the point in time delivery is completed on the freight shipments it handles; with related costs of delivery being accrued as incurred and expensed within the same period in which the associated revenue is recognized. For these business units, the Company uses the following supporting criteria to determine that revenue has been earned and should be recognized:

●	Persuasive evidence that an arrangement exists,

●	Services have been rendered,

●	The sales price is fixed and determinable, and

●	Collectability is reasonably assured.

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

The Company reports revenue on a gross basis in accordance with US GAAP. The following facts justify our position of reporting revenue on a gross basis:

●	The Company is the primary obligor and is responsible for providing the service desired by the customer.

●
The customer holds the Company responsible for fulfillment including the acceptability of the service.  (Requirements may include, for example, on-time delivery, handling freight loss and damage claims, establishing pick-up and delivery times, and tracing shipments in transit.)

●	The Company has discretion in setting sales prices and as a result, its earnings vary.

●	The Company has discretion to select its drivers, contractors or other transportation providers (collectively, “service providers”) from among thousands of alternatives, and

●	The Company bears credit risk for all of its receivables

Stock-Based Compensation

The Company has in place a stock option plan approved by the shareholders for 5,600,000 shares of its common stock. Through the plan, the Company offers stock options to employees and directors which assist in recruiting and retaining these individuals.

Options generally become fully vested three to five years from the date of grant and expire five to ten years from the grant date. During the three-month period ended March 31, 2011, the Company granted 50,000 options to purchase shares of its common stock while cancelling or retiring 11,000 options in the same period. As of March 31, 2011 the Company has 2,543,000 options outstanding and an additional 2,083,000 options available for future grants under the existing plan. During the life of the plan 974,000 stock options have been exercised.

The weighted-average fair value of each stock option recorded in expense for the three-month period ended March 31, 2011 was estimated on the date of grant using the Black-Scholes option pricing model and amortized over the requisite service period of the underlying options. The Company has used one grouping for the assumptions, as its option grants are primarily basic with similar characteristics. The expected term of options granted has been derived based upon the Company’s history of actual exercise behavior and represents the period of time that options granted are expected to be outstanding. Historical data was also used to estimate option exercises and employee terminations. Estimated volatility is based upon the Company’s historical market price at consistent points in a period equal to the expected life of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and the dividend yield is zero.

	Three Months Ended
	March 31,
	2011	2010
Risk-free interest rate	2.3%	2.8%
Expected life	5.8 Years	5.8 Years
Expected volatility	55%	35%
Expected dividend yield	none	none
Grant date fair value	$1.39	$0.53

The following table summarizes the option activity for the three-month period ended March 31, 2011:

		Weighted Average	Weighted Average
	Options	Exercise Price	Remaining Life
Outstanding at December 31, 2010	3,005,000	$1.18	6.2
Granted	50,000	2.64
Expired	(11,000)	1.52
Exercised	(501,000)	1.45
Outstanding at March 31, 2011	2,543,000	1.15	6.5

Outstanding Exercisable at March 31, 2011	1,924,000	$1.07	5.9

For the three months ended March 31, 2011 and 2010, the Company recognized $39,000 and $30,000, respectively, in stock based compensation.

As of March 31, 2011, the Company had approximately $312,000 of unrecognized compensation cost related to non-vested share-based compensation that is anticipated to be recognized over a weighted average period of approximately 1.0 years. Estimated remaining compensation expense related to existing share-based plans is $124,000, $129,000 and $59,000 for the years ended December 31, 2011, 2012 and 2013, respectively.

At March 31, 2011, the aggregate intrinsic value of options outstanding was $2.6 million and the aggregate intrinsic value of options exercisable was $2.1 million. The total fair value of options vested during the three months ended March 31, 2011 and 2010 was $45,000 and $34,000 respectively.

501,000 options were exercised during the three-month period ended March 31, 2011 and zero options were exercised during the three-month period ended March 31, 2010.  Cash proceeds received from the exercise of options for the three months ended March 31, 2011 and 2010 were $727,000 and $0, respectively.

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

Income Taxes

Taxes on income are provided in accordance with US GAAP. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax basis of particular assets and liabilities, and the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the enactment date. A valuation allowance is provided to offset the net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated its tax position and concluded no valuation allowance on its deferred tax assets is required, as of March 31, 2011. The Company had previously generated a significant net operating loss (NOL) deduction which had been utilized over the past several years.  For state tax purposes an NOL still exists and as of March 31, 2011 the NOL carryforward equals approximately $1,500,000.

Accounting for Uncertainty in Income Taxes is determined based on US GAAP, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. US GAAP also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. As of March 31, 2011, the Company has accrued $150,000 for certain potential state income taxes.

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

Identified Intangible Assets

The Company follows the provisions of US GAAP in its accounting of identified intangible assets, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset.  During the three-month periods ended March 31, 2011 and 2010, there was no impairment of intangible assets.

Other Long-Term Assets

Other long-term assets consist primarily of balances representing various deposits and notes receivable from various CGL independent station owners. Also included within this account classification are incentive payments to independent station owners within the CGL network. These payments are made by CGL to certain station owners as an incentive to join the network. These amounts are amortized over the life of each independent station contract and the unamortized portion is recoverable in the event of default under the terms of the agreements.

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

	Three Months Ended
	March 31, 2011	March 31, 2010

Net income	$1,117,000	$834,000

Basic weighted shares outstanding	32,702,724	32,035,218
Diluted weighted shares outstanding	34,086,066	32,577,352

Basic earnings per share
Net income	$0.03	$0.03

Diluted earnings per share
Net income	$0.03	$0.03

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

4. Debt

Notes Payable and Capital Leases

The Company enters into notes payable and capital leases with various third parties from time to time to finance certain operational equipment and other assets used in its business operations. Generally, these loans and capital leases bear interest at market rates, and are collateralized with equipment and certain assets of the Company.

The following table outlines the Company’s debt obligations as of March 31, 2011 and December 31, 2010.

	Interest rates	Term (months)	As of March 31, 2011	As of December 31, 2010
Term notes payable	2.5%	36	$3,334,000	$3,750,000
Capital leases payable	5% - 18%	12 - 36	-	13,000
Total notes payable and capital leases			3,334,000	3,763,000
Less: current maturities of notes payable and capital leases			1,667,000	1,680,000
Non-current maturities of notes payable and capital leases			$1,667,000	$2,083,000

The Company entered into a new $5.0 million term note on March 31, 2010.  Commencing April 30, 2010, the term note is payable in 36 consecutive monthly installments consisting of $139,000 in monthly principal payments plus the unpaid interest accrued on the note.  Interest is payable at the one-month LIBOR plus 225 basis points (2.51% at March 31, 2011).

5. Revolving Credit Facilities

Line of Credit

On March 31, 2011, the Company amended its credit facility to extend its maturity date to March 31, 2013. The credit facility continues to provide for a receivables based line of credit of up to $10.0 million. The Company may draw upon the receivables based line of credit the lesser of $10.0 million or 80% of eligible accounts receivable, less amounts outstanding under letters of credit and 50% of the above term loan balance. The proceeds of the line of credit will be used exclusively for working capital purposes.

Substantially all the assets of the Company and wholly owned subsidiaries (Express-1, Inc., Concert Group Logistics, Inc., and Bounce Logistics, Inc.) are pledged as collateral securing the Company’s performance under the credit facility and in Note 4 above. The line of credit bears interest based upon one-month LIBOR with an initial increment of 200 basis points.

The line of credit and the term note referenced in Note 4 above carry certain covenants related to the Company’s financial performance. Included among the covenants are a fixed charge coverage ratio and a total funded debt to earnings before interest, taxes, depreciation and amortization ratio. As of March 31, 2011, the Company was in compliance with all terms under the line of credit and the above term note and no events of default existed under the terms of the agreements.

The Company had outstanding standby letters of credit at March 31, 2011 of $410,000 related to insurance policies either continuing in force or recently canceled. Amounts outstanding for letters of credit reduce the amount available under the line of credit, dollar-for-dollar.

Available capacity in excess of outstanding borrowings under the line was approximately $9.2 million as limited by 80% of the Company’s eligible receivables as of March 31, 2011. The line of credit carries a maturity date of March 31, 2013.  As of March 31, 2011 the line of credit balance was $395,000.

6. Related Party Transactions

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

7. Operating Segments

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

Corporate - The costs of the Company’s Board of Directors, executive team and certain corporate costs associated with operating as a public company are referred to as “corporate” charges. In addition to the aforementioned items, the Company also commonly records items such as its income tax provision and other charges that are reported on a consolidated basis within the corporate classification item.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Substantially all intercompany sales prices are market based. The Company evaluates performance based on operating income of the respective business segments.

The following schedule identifies select financial data for each of the business segments.

Express-1 Expedited Solutions, Inc
Segment Data
Three Months Ended March 31, 2011 and 2010

Three Months Ended March 31, 2011	Express-1	Concert Group Logistics	Bounce	Corporate	Eliminations	Total Continuing Operations
Revenues	$20,742,000	$15,739,000	$5,983,000	$-	$(956,000)	$41,508,000
Operating income (loss)	1,901,000	472,000	138,000	(511,000)		2,000,000
Depreciation and amortization	159,000	142,000	10,000	5,000		316,000
Interest expense	-	39,000	9,000	1,000		49,000
Tax provision	556,000	125,000	38,000	86,000		805,000
Goodwill	7,737,000	9,222,000	-	-		16,959,000
Total assets	24,729,000	24,369,000	4,235,000	23,776,000	(21,286,000)	55,823,000
Three Months Ended March 31, 2010						-
Revenues	$16,212,000	$12,938,000	$3,123,000	$-	$(631,000)	$31,642,000
Operating income (loss)	1,649,000	256,000	97,000	(478,000)		1,524,000
Depreciation and amortization	167,000	207,000	7,000	4,000		385,000
Interest expense	-	14,000	6,000	-		20,000
Tax provision	688,000	102,000	39,000	(179,000)		650,000
Goodwill	7,737,000	9,222,000	-	-		16,959,000
Total assets	22,796,000	23,472,000	1,826,000	22,746,000	(21,087,000)	49,753,000

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

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. In certain circumstances, those estimates and assumptions can affect amounts reported in the accompanying consolidated financial statements. We have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts will be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2010, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. For the period ended March 31, 2011, there were no significant changes to our critical accounting policies.

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

Concert Group Logistics, Inc. (CGL) — provides freight forwarding services through a chain of independently owned stations located throughout the United States. These stations are responsible for selling and operating freight forwarding transportation services within their geographic area under the authority of CGL. In October of 2009, certain assets and liabilities of LRG International (CGL International) were purchased to complement the operations of CGL. These two branches located in Tampa and Miami are company owned and provide primarily international forwarding services. The financial reporting of this operation has been included with CGL.

Bounce Logistics, Inc. (Bounce) — provides premium truckload brokerage transportation services to its customers throughout the Unites States through a sales service center located in South Bend, Indiana. The operation is supported by an outside sales team responsible for establishing and managing customer relations.

Other Reporting Disclosures

Throughout our reports, we refer to the impact of fuel on our business. For purposes of these references, we have considered the impact of fuel surcharge revenues, and the related fuel surcharge expenses only as they relate to our Express-1 business unit. The expediting transportation industry commonly negotiates both fuel surcharges charged to its customers as well as fuel surcharges paid to its carriers. Therefore, we feel that this approach most readily conveys the impact of fuel revenues, costs, and the resulting gross margin within this business unit. Our fuel surcharges are determined on a negotiated customer by customer basis and are primarily based on a fuel matrix driven by the Department of Energy fuel price index. Fuel surcharge revenues are charged to our customers to provide for variable costs associated with changing fuel prices. These revenues and associated cash flows are substantially paid through to our independent contractors and brokered carriers who are responsible for the cost of fuel. Because fuel surcharge revenues are substantially passed through to independent contractors and brokered carriers, the net impact on our gross margin dollars is not material; however, rising fuel costs and the associated rising fuel surcharge will result in a reduction of the gross margin percentage since these rising revenues don’t result in a material increase in gross margin dollars. Alternatively, falling fuel costs and the associated lower fuel surcharge will have a positive impact on the gross margin percentage, but will not result in a material decrease in gross margin dollars.

Within our other two units, Concert Group Logistics and Bounce Logistics, fuel charges to our customers are not commonly negotiated and identified separately from total revenue and the associated cost of transportation. Although fuel costs are factored into overall pricing of these services, they aren’t typically separately identified between carriers and we therefore, have not included an analysis of fuel surcharges for these two operating units. We believe this is a common practice within the freight forwarding and freight brokerage business sectors.

Express-1, Inc. refers from time to time to its international operations. These operations refer to freight which originates in or is delivered to either Canada or Mexico. In all cases, these freight shipments also either originate in or are delivered to the United States, and therefore; only a portion of the freight movement actually takes place in Canada or Mexico. This freight is being carried for domestic customers who pay in U.S. dollars. We discuss this freight separately because Express-1 has developed an expertise in cross-docking freight at the border through the utilization of Canadian and Mexican carriers, and this portion of our business has seen significant growth.

Concert Group Logistics also refers from time to time to its international operations. These freight movements also originate in or are delivered to the U.S. and are paid for in U.S. dollars. We discuss this freight separately because of CGL’s investment in 2009 through the purchase of LRG International (currently CGL International), and because we believe that international freight has tremendous upside potential for the future.

We often refer to the costs of our Board of Directors, our executive team and certain operating costs associated with operating as a public company as “corporate” charges. In addition to the aforementioned items, we also record items such as our income tax provision and other charges that are reported on a consolidated basis within the corporate line items of the following tables.

For the three months ended March 31, 2011 compared to the three months ended March 31, 2010

The following tables are provided to allow users to visualize quarterly results within our major reporting classifications. The tables do not replace the financial statements, notes thereto, or management discussion contained within this report on Form 10-Q. We encourage users to review these items for a more complete understanding of our financial position and results of operations.

Express-1 Expedited Solutions, Inc.
Summary Financial Table
For the Three Months Ended March 31,
(Unaudited)

					Percent of
	Quarter to Date		Quarter to Quarter Change		Business Unit Revenue
	2011	2010	In Dollars	In Percentage	2011	2010
Revenues
Express-1	$20,742,000	$16,212,000	$4,530,000	27.9%	50.0%	51.2%
Concert Group Logistics	15,739,000	12,938,000	2,801,000	21.6%	37.9%	40.9%
Bounce Logistics	5,983,000	3,123,000	2,860,000	91.6%	14.4%	9.9%
Intercompany eliminations	(956,000)	(631,000)	(325,000)	-51.5%	-2.3%	-2.0%
Total revenues	41,508,000	31,642,000	9,866,000	31.2%	100.0%	100.0%

Direct expenses
Express-1	16,189,000	12,542,000	3,647,000	29.1%	78.0%	77.4%
Concert Group Logistics	14,013,000	11,528,000	2,485,000	21.6%	89.0%	89.1%
Bounce Logistics	5,055,000	2,604,000	2,451,000	94.1%	84.5%	83.4%
Intercompany eliminations	(956,000)	(631,000)	(325,000)	-51.5%	100.0%	100.0%
Total direct expenses	34,301,000	26,043,000	8,258,000	31.7%	82.6%	82.3%

Gross margin
Express-1	4,553,000	3,670,000	883,000	24.1%	22.0%	22.6%
Concert Group Logistics	1,726,000	1,410,000	316,000	22.4%	11.0%	10.9%
Bounce Logistics	928,000	519,000	409,000	78.8%	15.5%	16.6%
Total gross margin	7,207,000	5,599,000	1,608,000	28.7%	17.4%	17.7%

Selling, general & administrative
Express-1	2,652,000	2,021,000	631,000	31.2%	12.8%	12.5%
Concert Group Logistics	1,254,000	1,154,000	100,000	8.7%	8.0%	8.9%
Bounce Logistics	790,000	422,000	368,000	87.2%	13.2%	13.5%
Corporate	511,000	478,000	33,000	6.9%	1.2%	1.5%
Total selling, general & administrative	5,207,000	4,075,000	1,132,000	27.8%	12.5%	12.9%

Operating income
Express-1	1,901,000	1,649,000	252,000	15.3%	9.2%	10.2%
Concert Group Logistics	472,000	256,000	216,000	84.4%	3.0%	2.0%
Bounce Logistics	138,000	97,000	41,000	42.3%	2.3%	3.1%
Corporate	(511,000)	(478,000)	(33,000)	-6.9%	-1.2%	-1.5%
Operating income	2,000,000	1,524,000	476,000	31.2%	4.8%	4.8%

Interest expense	49,000	20,000	29,000	145.0%	0.1%	0.1%
Other expense	29,000	20,000	9,000	45.0%	0.1%	0.1%
Income before tax	1,922,000	1,484,000	438,000	29.5%	4.6%	4.7%

Tax provision	805,000	650,000	155,000	23.8%	1.9%	2.1%
Net income	$1,117,000	$834,000	$283,000	33.9%	2.7%	2.6%

Express-1 Expedited Solutions, Inc.
Summary of Selling, General & Administrative Expenses
For the Three Months Ended March 31,
(Unaudited)

	Quarter to Date		Quarter to Quarter Change
	2011	2010	In Dollars	In Percentage
Express-1, Inc.
Salaries & benefits	$1,807,000	$1,466,000	$341,000	23.3%
Purchased services	385,000	233,000	152,000	65.2%
Depreciation & amortization	111,000	119,000	(8,000)	-6.7%
Other	349,000	203,000	146,000	71.9%
Total selling, general & administrative	2,652,000	2,021,000	631,000	31.2%

Concert Group Logistics
Salaries & benefits	723,000	560,000	163,000	29.1%
Purchased services	67,000	47,000	20,000	42.6%
Depreciation & amortization	142,000	207,000	(65,000)	-31.4%
Other	322,000	340,000	(18,000)	-5.3%
Total selling, general & administrative	1,254,000	1,154,000	100,000	8.7%

Bounce
Salaries & benefits	526,000	301,000	225,000	74.8%
Purchased services	43,000	9,000	34,000	377.8%
Depreciation & amortization	10,000	7,000	3,000	42.9%
Other	211,000	105,000	106,000	101.0%
Total selling, general & administrative	790,000	422,000	368,000	87.2%

Corporate
Salaries & benefits	211,000	117,000	94,000	80.3%
Purchased services	199,000	254,000	(55,000)	-21.7%
Depreciation & amortization	5,000	-	5,000	100.0%
Other	96,000	107,000	(11,000)	-10.3%
Total selling, general & administrative	511,000	478,000	33,000	6.9%

Total SG&A expenses
Total salaries & benefits	3,267,000	2,444,000	823,000	33.7%
Total purchased services	694,000	543,000	151,000	27.8%
Total depreciation & amortization	268,000	333,000	(65,000)	-19.5%
Total other	978,000	755,000	223,000	29.5%
Total selling, general & administrative	$5,207,000	$4,075,000	$1,132,000	27.8%

Express-1 Expedited Solutions, Inc.
Summary of Direct Expenses
For the Three Months Ended March 31,
(Unaudited)

	Year to Date		Year to Year Change
	2011	2010	In Dollars	In Percentage
Express-1, Inc.
Transportation services	$15,512,000	$12,113,000	$3,399,000	28.1%
Insurance	261,000	254,000	7,000	2.8%
Other	416,000	175,000	241,000	137.7%
Total Express-1 direct expense	16,189,000	12,542,000	3,647,000	29.1%

Concert Group Logistics
Transportation dervices	11,505,000	9,236,000	2,269,000	24.6%
Station commissions	2,479,000	2,264,000	215,000	9.5%
Insurance	29,000	28,000	1,000	3.6%
Other	-	-	-	-
Total CGL direct expense	14,013,000	11,528,000	2,485,000	21.6%

Bounce
Transportation services	5,052,000	2,601,000	2,451,000	94.2%
Insurance	3,000	3,000	-	0.0%
Other	-	-	-	-
Total Bounce direct expense	5,055,000	2,604,000	2,451,000	94.1%

Total Direct expenses
Transportation services	32,069,000	23,950,000	8,119,000	33.9%
Station commissions	2,479,000	2,264,000	215,000	9.5%
Insurance	293,000	285,000	8,000	2.8%
Other	416,000	175,000	241,000	137.7%
Intercompany eliminations	(956,000)	(631,000)	(325,000)	51.5%
Total direct expenses	$34,301,000	$26,043,000	$8,258,000	31.7%

Consolidated Results

The first quarter of 2011 proved to be another strong quarter for Express-1 Expedited Solutions, Inc.  Revenues for each of the business units saw significant increases for the quarter as compared to the first quarter of 2010.  In total, our revenues for the first quarter were 31% greater than the comparable quarter in 2010.  This quarter over quarter growth represented organic growth coming primarily from our international revenues at both Express-1 and Concert Group Logistics.  Although we continually search for appropriate acquisitions to complement our business model, we believe our continued focus on organic growth will result in the majority of our growth and profitability in 2011.

Direct expenses represent expenses attributable to freight transportation.  Our “asset light” operating model provides transportation capacity through variable cost transportation alternatives, and therefore enables us to control our operating costs as our volumes fluctuate. Our primary means of providing capacity are through our fleet of independent contractors at Express-1 and brokerage relationships at Concert Group Logistics and Bounce. We continue to view this operating model as a strategic advantage particularly in uncertain economic times. Our overall gross margin for the first quarter of 2011 was 17.4%, representing a slight decrease when compared to 17.7% in the first quarter of 2010.  The decrease in gross margin as a percentage of revenue is partly the result of rising fuel costs.  Rising fuel costs historically tend to have a negative impact on our gross margin percentage. For a more thorough discussion of the impact of fuel costs, see the “Other Reporting Disclosure” section of the Management Discussion and Analysis.  In addition, increased national trucking demands have resulted in a tightening of truck capacity resulting in increased trucking costs. It’s also important to note that as Bounce Logistics continues to grow at a higher rate than Express-1 and CGL its historically lower margin percentage will decrease the Company’s overall margin.

Selling, general, and administrative (SG&A) expenses as a percentage of revenue decreased from 12.9% during the first quarter of 2010 to 12.5% in the first quarter of 2011. This percentage reduction of SG&A costs as they relate to revenues continues to be an overall goal of the Company as our volumes continue to grow at a greater pace than our SG&A costs. Overall, SG&A expenses increased by $1.1 million in the first quarter of 2011 compared to the same period in 2010, resulting primarily from an increase of $823,000 in salaries and benefits which was a result of increased volumes.  Salaries and benefits continued to be the main SG&A cost representing 63% of our overall SG&A costs in the first quarter of 2011.  These changes are outlined below for each of our operating units.

Based on our growth and our ability to hold SG&A costs in line, the Company’s net income increased during the first quarter of 2011 to $1.1 million compared to $834,000 for the first quarter of 2010.  This represented a 33.9% increase in net income.  We continue to have a confident outlook for the immediate future and believe we can continue to grow our bottom line at the rate investors have been accustomed to.

Express-1

Express-1 generated first quarter revenue of $20.7 million as revenue grew by 28% compared to the same period in 2010. Express-1 continued to pick up momentum in its international operations as its Mexican and Canadian cross border freight movements represented 20% of the Company’s total revenue for quarter ended March 31, 2011 compared to 15% of the Company’s total revenue for the comparable 2010 quarter.  As Express-1’s growth continues, our customer base continues to diversify both geographically and by industry.  Management anticipates solid revenue growth for the remainder 2011 as the freight environment continues to improve. We believe that this growth will come from both existing customers who will increase their shipping volumes, and additionally freight moved for new customers.

Fuel prices have increased throughout the quarter resulting in a corresponding increase in fuel surcharge as a percentage of revenue.  For the quarter ended March 31, 2011, fuel surcharge revenues represented 15.6% of our revenue as compared to 11.4% in the same period in 2010. For the year ended December 31, 2010 the average fuel surcharge equaled 12.3%.  Rising fuel prices tend to have a negative impact on our gross margin percentage since these revenues are substantially passed through to our owner operators and don’t tend to add any additional gross margin dollars to the Company. More information of how fuel prices affect gross margin is located in the Other Reporting Disclosure section located on page 15.

Express-1’s gross margin percentage was 22% for the first quarter of 2011 compared to 22.6% for the same quarter in 2010.  The primary reasons for the decrease in gross margin relate to rises in fuel cost which negatively affects Express-1’s gross margin percentage, and a higher percentage of shipments being handled through broker carriers.  Historically, the utilization of brokered carriers has enabled Express-1 to handle peak volume periods for its customers while building its fleet of owner operators. Broker carriers also are utilized to more efficiently handle freight that crosses into Canada or Mexico. This key component of Express-1’s purchased transportation costs is critical to our ongoing success; however, margins relating to this business are typically lower than margins associated with our own fleet of independent contractors. During the first quarter of 2011, 31% of Express-1’s revenue was carried by brokered carriers as compared to 26% in the same quarter in 2010. Much of the increase was due to the growth of our international business.

Selling, general, and administrative (SG&A) expenses increased by $631,000 in the first quarter of 2011 compared to the same period in 2010.   Of the increase in SG&A, $341,000 related to increased salaries & benefits.  The primary reason for the increase was due to additional staffing of 12 employees in the first quarter of 2011compared to the same period in 2010. Additionally, benefits are included in the first quarter of 2011, which hadn’t yet been re-instituted in the first quarter of 2010.  Purchased services increased by $152,000 during the quarter of which the largest component related to approximately $60,000 of temporary employment and related costs. Additional cost increases related to special projects and software expenses.

Operating income for the first quarter of 2011 was $1.9 million compared to $1.6 million in the comparable period in 2010 representing an increase of $252,000. This increase was due primarily to increased volumes and  revenues in the quarter and was tempered slightly by margin decreases and SG&A costs relating to increased staffing to prepare for anticipated growth for the remainder of 2011. Express-1 management continues to be optimistic about the remainder of 2011.

Concert Group Logistics (CGL)

CGL’s continued its growth trend during the first quarter of 2010.  Revenues of $15.7 compared favorably to revenues of $12.9 million in 2010, representing a 21.6% increase quarter over quarter. The vast majority of this increase related to same store sales during the quarter.

Direct expenses consist primarily of payments for purchased transportation in addition to payments to CGL’s independent offices that control the overall operation of our customer’s shipments.  As a percentage of CGL revenue, direct expenses represented 89.0% for the first quarter 2011, compared to 89.1% for the same period in 2010.  With the improved revenue and direct expenses as a percentage of revenue, the gross margin improved to $1.7 million, a 22.4% increase over 2010.  We believe that this margin will be sustainable for the remainder of the year.

Selling, general and administrative (SG&A) expenses fell nicely as a percent to revenue during the first quarter of 2011. SG&A expenses represented 8.0% of revenues in the first quarter of 2011 as compared to 8.9% of revenues in the comparable period in 2010.  Overall expenses increased in the first quarter of 2011 by $100,000 as compared to the same period in 2010 which were due primarily to increased salaries and benefits relating to additional staff employed during the period.  We anticipate the current SG&A percentage of revenue being sustained for the remainder of the year.

CGL's first quarter generated income from operations before tax of $472,000 compared to $256,000 in the comparable period in 2010. This increase of 84.4% was due primarily from increased revenues in addition to improved margins and limited SG&A growth.

Management continues to focus on the expansion of its independent office network, and is actively pursuing strategic opportunities. The Station count went down as one station's operations merged into another. As of March 31, 2011, the Company maintained a network of 22 independent offices and 2 Company owned branches as compared to 24 independent offices and 2 Company owned branches as of March 31, 2010.

Bounce Logistics

Bounce continues to see significant growth as its revenue for the quarter ended March 31, 2011 increased by 91.6% to 6.0 million compared to March 31, 2010 revenues of $3.1 million.  The significant increase in revenue can be contributed to an increased focus on increasing our customer base through investments in sales and marketing. We continue to be optimistic about growth potential for the remainder of fiscal year 2011.

For the quarter ended March 31, 2011, Bounces’ direct transportation expenses increased to 84.5% as a percentage of revenue as compared to 83.4% in the comparable period in 2010.  We believe this cost increase reflects a tightening of truck capacity in the marketplace as growth in demand has outpaced the supply of capacity. We also believe the margin compression is a result of market resistance to upward pressure on pricing which we anticipate dissipating by year end. This decrease in margin has been more than offset by additional business that has generated an additional $409,000 in gross margin dollars for the first quarter of 2011 as compared to the same period in 2010. We continue to have confidence in Bounce’s ability to grow and access truck capacity in 2011.

As a percentage of revenue, SG&A costs fell to 13.2% for the first quarter of 2011, compared to 13.5% in the first quarter of 2010.  Overall SG&A expenses increased by $368,000 for the quarter ended March 31, 2011 compared to the same period in 2009.  Salaries and benefits increased by $225,000 resulting from the addition of 12 employees in the first quarter of 2011 as compared to the first quarter of 2010.  Additionally, benefits including accrued bonuses and the Company’s 401k match are included in the first quarter of 2011, but hadn’t yet been re-instituted in the first quarter of 2010.    Other expenses increased by $106,000 related to increases in advertising and employees travel during the first quarter of 2011.    Bounce is also investing resources in the area of capacity management which we believe will generate more capacity moving forward. Management believes that it can reduce SG&A costs into the 12% range for the remainder of 2011 as volumes and revenues continue to grow.

The above items have resulted in Bounce generating operating income of $138,000 for the quarter ended March 31, 2011, compared to $97,000 for the quarter ended March 31, 2010.  Management believes the near term investment being made in training, carrier development and sales will not only continue our revenue growth but will yield operating margin improvements in 2011.

Corporate

Corporate costs for the quarter ended March 31, 2011 increased by $33,000 as compared to the same period in 2010.  As a percentage of revenue, corporate costs decreased from 1.5% at the quarter ended March 31, 2010 to 1.2% in the same period in 2011.  We anticipate corporate costs as a percentage of revenue to remain below 2% in 2011.

Liquidity and Capital Resources

General

As of March 31, 2011, we had $11.6 million of working capital with associated cash of $50,000 compared with working capital of $12.3 million and cash of $561,000 as of December 31, 2010. This represents a decrease of $804,000 or 6.5% in working capital during the three-month period. The primary reason for the decrease in working capital for the three month period was a decrease of $570,000 related to the Company’s income tax receivable. The Company renewed its credit facility with PNC Bank on March 31, 2010. The renewal of the Company’s credit facility had a positive impact of approximately $4.9 million on its working capital by converting the classification of both its term debt and line of credit to long term obligations based on the terms of the new agreement.  The Company doesn’t have any material commitments that haven’t been disclosed elsewhere.

Cash Flow

During the three months ended March 31, 2011, $2.0 million was generated in cash from operations compared to the generation of $1.9 million for the prior year. The primary source of cash for the three month period was our trucking revenue while the primary use of cash for the same period was payment for transportation services.

Cash generated from revenue equaled $41.1 million for the three months ended March 31, 2011 as compared to $31.6 million for the same period in 2010 and correlates directly with revenue increases between the two years.  Cash flow increases related to volume increases were slightly offset by our average days outstanding in accounts receivable which have increased by 3 days between the three month periods ended March 31, 2011 and March 31, 2010, respectively.

Cash used for payment of transportation services for the three months ended  March 31, 2011 equaled $33.0 million as compared to $25.6 million for the same period in 2010.  The increase in cash outflows between the two years also directly correlates to the increase in business between the two years. Cash outflows have lagged behind incurred transportation expenses because of increased accrued expenses totaling $864,000 related to the increased business volumes. Our average days outstanding in accounts payable and accrued expenses decreased by 5 days between 2011 and 2010.

Other operating uses of cash included Selling, General and Administrative items which equaled $6.0 million and $3.9 million for the three months ended March 31, 2011 and 2010, respectively. The major items included under this heading include payroll and purchased services.  For the three month period ended March 31, 2011, payroll expenses equaled $3.3 million as compared to $2.4 million for the same period in 2010. Included in the $3.3 million in payroll expenses is $194,000 of increased payroll incentive items being accrued during the period which will be paid in future periods.

Investing activities used approximately $536,000 during the three months ended March 31, 2011 compared to our use of $49,000 on these activities during the prior year. During this period, cash was used to purchase $86,000 in fixed assets and an acquisition earn-out payment of $450,000. During the same period in 2009 the company used $49,000 to purchase fixed assets.

Financing activities used approximately $2.0 million for the three months ended March 31, 2011 compared to $1.4 million in 2010. Payments on the line of credit of $2.4 million resulted in the primary use of cash, additionally $429,000 in payments on the company’s debt were made.  The primary source of cash for the period was $727,000 in proceeds associated with the exercise of stock options. During the same period in 2010 sources of cash for financing activities included $5.0 million of proceeds from term debt related to a new debt facility signed in March 2010 in addition to $564,000 in proceeds associated with the exercise of stock options during the period.  Uses of cash for financing activities included payments on term debt of $2.7 million and net payments on the line of credit of $3.8 million.

Term Note and Line of Credit

The Company entered into a $5.0 million term note on March 31, 2010.  Commencing April 30, 2010, the term note is payable in 36 consecutive monthly installments consisting of $139,000 in monthly principal payments plus the unpaid interest accrued on the note.  Interest is payable at the one-month LIBOR plus 225 basis points (2.51% at March 31, 2011).

On March 31, 2011, the Company amended its credit facility to extend its maturity date to March 31, 2013. The credit facility continues to provide for a receivables based line of credit of up to $10.0 million. The Company may draw upon the receivables based line of credit the lesser of $10.0 million or 80% of eligible accounts receivable, less amounts outstanding under letters of credit and 50% of the above term loan balance. The proceeds of the line of credit will be used exclusively for working capital purposes.

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

The credit facilities carry certain covenants related to the Company’s financial performance. Included among the covenants are a fixed charge coverage ratio and a total funded debt to earnings before interest, taxes, depreciation and amortization ratio. As of March 31, 2011, the Company was in compliance with all terms under the credit facility and no events of default existed under the terms of this agreement.

We had outstanding standby letters of credit at March 31, 2011 of $410,000 related to insurance policies either continuing in force or recently canceled. Amounts outstanding for letters of credit reduce the amount available under our line of credit, dollar-for-dollar.

Available capacity in excess of outstanding borrowings under the line was approximately $9.2 million as limited by 80% of eligible accounts receivable less amounts outstanding under letters of credit and 50% of the term loan balance as of March 31, 2011. The credit facility carries a maturity date of March 31, 2013.

Options

The following schedule represents those options that the Company has outstanding as of March 31, 2011. The schedule segregates the options by expiration date and exercise price to better identify their potential for exercise. Additionally, the total approximate potential proceeds by year have been identified.

						Total	Approximate
	----------------------------------------Options grouped by exercise price----------------------------------------					Outstanding	Potential
	.50-.75	.76-1.00	1.01-1.25	1.26-1.50	1.51 >	Options	Proceeds
Option Expiration Dates
2014		50,000				50,000	44,000
2015	500,000		200,000			700,000	603,000
2016		50,000	125,000	100,000		275,000	313,000
2017			50,000	320,000		370,000	514,000
2018		288,000	100,000			388,000	382,000
2019	25,000	75,000	25,000			125,000	112,000
2020			75,000	235,000	275,000	585,000	821,000
2021					50,000	50,000	132,000
Totals	525,000	463,000	575,000	655,000	325,000	2,543,000	2,921,000

Contractual Obligations

The following table reflects all contractual obligations of our Company as of March 31, 2011.

	Payments Due by Period
		Less than 1	1 to 3	3 to 5	More than 5
Contractual Obligations	Total	Year	Years	Years	Years
Term notes payable	$3,334,000	$1,667,000	$1,667,000	$-	$-
Capital leases payable	-	-	-	-	-
Total note payable and capital leases	3,334,000	1,667,000	1,667,000	-	-
Line of credit	345,000	-	345,000	-	-
Operating/real estate leases	890,000	525,000	282,000	83,000	-
Earnout obligation - LRG	450,000	450,000	-	-	-
Employment contracts	2,108,000	1,177,000	931,000	-	-
Total contractual cash obligations	$7,127,000	$3,819,000	$3,225,000	$83,000	$-

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time-to-time, the Company is involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended March 31, 2011.

Item 1A. Risk Factors.

Not required

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No unregistered equity securities were sold in the current reporting period.

Item 3. Defaults upon Senior Securities.

The Company’s line of credit and a term note contain various covenants pertaining to the maintenance of certain financial ratios. As of March 31, 2011, the Company was in compliance with the ratios required under these agreements. No events of default exist on these agreements as of the filing date.

Item 4.  Removed and Reserved.

Item 5. Other Information.

 None.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Employment Agreement with C.F.O., dated March 21, 2011. (1)

10.2	Amendment to Revolving and Term Loan Agreement. (2)

10.2	Revolving Note. (2)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

(1)	Incorporated by reference from Exhibit 10.1 of registrants’ Form 8-K/A filed with the commission on March 22, 2011.

(2)	Incorporated by reference from Exhibit 99.1 and 99.2 of registrants’ Form 8-K/A filed with the commission on March 31, 2011.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Express-1 Expedited Solutions, Inc

/s/ Michael R. Welch
Michael R. Welch
Chief Executive Officer
(Principle Executive Officer)

/s/ John D. Welch
John D. Welch
Chief Financial Officer
(Principle Financial Officer)
Date:  May 13, 2011

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