Form 10-Q
period 2011-06-30
EXPRESS-1 EXPEDITED SOLUTIONS INC
filed 2011-08-15
CIK 1166003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
☐
For the transition period from to

Commission file number 001-32172

Express-1 Expedited Solutions, Inc.
(Exact name of registrant as specified in its charter)

Delaware	03-0450326
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3399 South Lakeshore Drive, Suite 225
Saint Joseph, MI 49085
(Address of principal executive offices)

(269) 429-9761
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The registrant had 33,011,561 shares of its common stock outstanding as of August 15, 2011.

Express-1 Expedited Solutions, Inc.
Form 10-Q
Index

Part I — Financial Information

Item 1.	Financial Statements.

Express-1 Expedited Solutions, Inc.
Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30, 2011	December 31, 2010

ASSETS
Current assets:
Cash	$647,000	$561,000
Accounts receivable, net of allowances of $137,000 and $136,000, respectively	24,533,000	24,272,000
Prepaid expenses	601,000	257,000
Deferred tax asset, current	0	314,000
Income tax receivable	859,000	1,348,000
Other current assets	251,000	813,000

Total current assets	26,891,000	27,565,000

Property and equipment, net of $3,611,000 and $3,290,000 in accumulated depreciation, respectively	2,865,000	2,960,000
Goodwill	16,959,000	16,959,000
Identifiable intangible assets, net of $3,094,000 and $2,827,000 in accumulated amortization, respectively	8,280,000	8,546,000
Loans and advances	120,000	126,000
Other long-term assets	481,000	516,000

Total long-term assets	28,705,000	29,107,000

Total assets	$55,596,000	$56,672,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,890,000	$8,756,000
Accrued salaries and wages	402,000	1,165,000
Accrued expenses, other	2,945,000	2,877,000
Deferred tax liabilities, current	80,000	0
Current maturities of long-term debt and capital leases	1,667,000	1,680,000
Other current liabilities	646,000	773,000

Total current liabilities	14,630,000	15,251,000

Line of credit	0	2,749,000
Long-term debt and capital leases, net of current maturities	1,250,000	2,083,000
Deferred tax liability, long-term	2,338,000	2,032,000
Other long-term liabilities	426,000	544,000

Total long-term liabilities	4,014,000	7,408,000

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares; no shares issued or outstanding	0	0
Common stock, $.001 par value; 100,000,000 shares authorized; 33,191,561 and 32,687,522 shares issued, respectively; and 33,011,561 and 32,507,522 shares outstanding, respectively	33,000	33,000
Additional paid-in capital	28,116,000	27,208,000
Treasury stock, at cost, 180,000 shares held	(107,000)	(107,000)
Accumulated earnings	8,910,000	6,879,000

Total stockholders’ equity	36,952,000	34,013,000

Total liabilities and stockholders’ equity	$55,596,000	$56,672,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

Express-1 Expedited Solutions, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Revenues
Operating revenue	$44,094,000	$40,340,000	$85,602,000	$71,982,000
Expenses
Direct expense	36,914,000	33,101,000	71,215,000	59,144,000

Gross margin	7,180,000	7,239,000	14,387,000	12,838,000
Selling, general and administrative expense	5,537,000	4,598,000	10,744,000	8,673,000
Operating income	1,643,000	2,641,000	3,643,000	4,165,000
Other expense	33,000	34,000	62,000	54,000
Interest expense	47,000	88,000	96,000	108,000

Income before income tax provision	1,563,000	2,519,000	3,485,000	4,003,000
Income tax provision	649,000	1,015,000	1,454,000	1,665,000

Net income	$914,000	$1,504,000	$2,031,000	$2,338,000

Basic earnings per common share
Net income	$0.03	$0.05	$0.06	$0.07
Diluted earnings per common share
Net income	$0.03	$0.05	$0.06	$0.07
Weighted average common shares outstanding
Basic weighted average common shares outstanding	33,010,881	32,044,116	32,857,654	32,039,706
Diluted weighted average common shares outstanding	34,333,656	32,645,399	34,211,517	32,602,367

The accompanying notes are an integral part of the condensed consolidated financial statements.

Express-1 Expedited Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30, 2011	June 30, 2010

Operating activities
Net income	$2,031,000	$2,338,000
Adjustments to reconcile net income to net cash from operating activities
Provisions for allowance for doubtful accounts	1,000	0
Depreciation & amortization expense	639,000	701,000
Stock compensation expense	84,000	93,000
Gain on disposal of equipment	0	(1,000)
Changes in assets and liabilities
Accounts receivable	(263,000)	(5,745,000)
Deferred tax expense	700,000	627,000
Income tax receivable	489,000	0
Other current assets	563,000	(1,000)
Prepaid expenses	(344,000)	(314,000)
Other long-term assets and advances	23,000	1,000
Accounts payable	134,000	2,105,000
Accrued expenses	(742,000)	1,877,000
Other liabilities	251,000	(889,000)

Cash provided by operating activities	3,566,000	792,000

Investing activities
Payment of acquisition earn-out	(450,000)	0
Payment for purchases of property and equipment	(260,000)	(151,000)
Proceeds from sale of property and equipment	0	1,000

Cash flows used by investing activities	(710,000)	(150,000)

Financing activities
Line of credit, net	(2,749,000)	(4,441,000)
Proceeds from issuance of long-term debt	0	5,000,000
Payments of long-term debt and capital leases	(845,000)	(1,825,000)
Excess tax benefit from stock options	97,000	0
Proceeds from exercise of options	727,000	409,000

Cash flows used by financing activities	(2,770,000)	(857,000)

Net increase (decrease) in cash	86,000	(215,000)
Cash, beginning of period	561,000	495,000

Cash, end of period	$647,000	$280,000

Supplemental disclosure of noncash activities:
Cash paid during the period for interest	$75,000	$120,000
Cash paid during the period for income taxes, net	$99,000	$1,488,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

Express-1 Expedited Solutions, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
Six Months Ended June 30, 2011
(Unaudited)

					Additional
	Common Stock		Treasury Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance, December 31, 2010	32,687,522	$33,000	(180,000)	$(107,000)	$27,208,000	$6,879,000	$34,013,000
Issuance of common stock for option exercise	501,458	0			727,000		727,000
Issuance of ESOP shares	2,581	0			0		0
Stock compensation expense					84,000		84,000
Excess tax benefit from stock options					97,000		97,000
Net income						2,031,000	2,031,000

Balance, June 30, 2011	33,191,561	$33,000	(180,000)	$(107,000)	$28,116,000	$8,910,000	$36,952,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

Express-1 Expedited Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)

1.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Express-1 Expedited Solutions, Inc. (“we”, “us”, “our” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with the instructions to Form 10-Q. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. However, we believe that the disclosures contained herein are adequate to make the information presented not misleading.

The Company provides premium transportation and logistics services to thousands of customers primarily through its three wholly owned subsidiaries: (1) Express-1, Inc. (“Express-1”) which provides time critical expedited transportation to its customers; (2) Concert Group Logistics, Inc. (“CGL”) which provides freight forwarding services through a chain of independently owned stations located throughout the United States; and (3) Bounce Logistics, Inc. (“Bounce”) which provides premium truckload brokerage transportation services to customers throughout the United States. For specific financial information relating to these subsidiaries refer to Note 6 – Operating Segments.

These unaudited condensed consolidated financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position as of June 30, 2011 and December 31, 2010 and results of operations for the three- and six- month periods ended June 30, 2011 and 2010. The preparation of the condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2010 included in Exhibit 99.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission (the“SEC”) on August 15, 2011 and available on the SEC’s website (www.sec.gov). Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

Revenue Recognition

The Company recognizes revenue at the point in time delivery is completed on the freight shipments it handles; with related costs of delivery being accrued as incurred and expensed within the same period in which the associated revenue is recognized. The Company uses the following supporting criteria to determine that revenue has been earned and should be recognized:

•	Persuasive evidence of an arrangement exists;

•	Services have been rendered;

•	The sales price is fixed and determinable; and

•	Collectability is reasonably assured.

The Company reports revenue on a gross basis in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) Topic 605, “Reporting Revenue Gross as Principal Versus Net as an Agent,” and, as such, presentation on a gross basis is required as:

•	The Company is the primary obligor and is responsible for providing the service desired by the customer;

•	The customer holds the Company responsible for fulfillment including the acceptability of the service. (Requirements may include, for example, on-time delivery, handling freight loss and damage claims, establishing pick-up and delivery times, and tracing shipments in transit.);

•	For Express-1 and Bounce, the Company has complete discretion to select its drivers, contractors or other transportation providers (collectively, “service providers”). For CGL, the Company enters into agreements with significant service providers that specify the cost of services, among other things and has ultimate authority in providing approval for all service providers that can be used by CGL independently owned stations. Independently owned stations may further negotiate the cost of services with CGL approved service providers for individual customer shipments;

•	Express-1 and Bounce have complete discretion to establish sales prices. Independently owned stations within CGL have the discretion to establish sales prices; and

•	The Company bears credit risk for all receivables. In the case of CGL, the independently owned stations reimburse CGL for a portion (typically 70-80%) of credit losses. CGL retains the risk that the independent station owners will not meet this obligation.

Stock-Based Compensation

The Company has in place a stock option plan approved by the stockholders of the Company for up to 5,600,000 shares of its common stock. Through the plan, the Company offers stock options to employees and directors.

Options generally become fully vested three to five years from the date of grant and expire five to ten years from the grant date. During the six-month period ended June 30, 2011, the Company granted 200,000 options to purchase shares of its common stock while cancelling or retiring 11,000 options in the same period. During the six-month period ended June 30, 2010, the Company granted 450,000 options to purchase shares of its common stock while cancelling or retiring 152,000 options in the same period. As of June 30, 2011 and June 30, 2010, the Company had 2,693,000 and 3,114,000 options outstanding, respectively. As of June 30, 2011, the Company had an additional 1,933,000 options available for future grants under the existing plan. During the life of the plan 974,000 stock options have been exercised.

The weighted-average fair value of each stock option recorded in expense for the six-month period ended June 30, 2011 was estimated on the date of grant using the Black-Scholes option pricing model and amortized over the requisite service period of the underlying options. The Company has used one grouping for the assumptions, as its option grants have similar characteristics. The expected term of options granted has been derived based upon the Company’s history of actual exercise behavior and represents the period of time that options granted are expected to be outstanding. Historical data was also used to estimate option exercises and employee terminations. Estimated volatility is based upon the Company’s historical market price at consistent points in a period equal to the expected life of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and the dividend yield is zero.

The following table summarizes the option activity for the six-month periods ended June 30, 2011 and 2010:

		Weighted Average	Weighted Average
	Options	Exercise Price	Remaining Life

Outstanding at December 31, 2010	3,005,000	$1.18	6.2
Granted	200,000	2.56
Expired	(11,000)	1.52
Exercised	(501,000)	1.45

Outstanding at June 30, 2011	2,693,000	1.23	6.4

Outstanding Exercisable at June 30, 2011	2,013,000	$1.08	5.7

Outstanding at December 31, 2009	3,143,000	$1.14	5.0
Granted	450,000	1.47
Expired	(152,000)	1.25
Exercised	(327,000)	1.25

Outstanding at June 30, 2010	3,114,000	1.17	6.0

Outstanding Exercisable at June 30, 2010	2,381,000	$1.14	5.2

For the six months ended June 30, 2011 and 2010, the Company recognized $84,000 and $93,000, respectively, in stock- based compensation.

As of June 30, 2011, the Company had approximately $270,000 of unrecognized compensation cost related to non-vested stock-based compensation that is anticipated to be recognized over a weighted average period of approximately 1.0 years. Estimated remaining compensation expense related to existing stock-based plans is $82,000, $129,000 and $59,000 for the years ended December 31, 2011, 2012 and 2013, respectively.

As of June 30, 2011, the aggregate intrinsic value of options outstanding was $5.1 million and the aggregate intrinsic value of options exercisable was $4.1 million. As of June 30, 2010, the aggregate intrinsic value of options outstanding was $525,000 and the aggregate intrinsic value of options exercisable was $441,000.

501,000 options were exercised during the six-month period ended June 30, 2011 and 327,000 options were exercised during the six-month period ended June 30, 2010. Cash proceeds received from the exercise of options for the six months ended June 30, 2011 and 2010 were $727,000 and $409,000, respectively.

Use of Estimates

The Company prepares its condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that impact the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews its estimates, including but not limited to: accrued revenue, purchased transportation, recoverability of long-lived assets, accrual of acquisition earn-outs, estimated legal accruals, valuation allowances for deferred taxes, reserve for uncertain tax positions, and allowance for doubtful accounts, on a regular basis and makes adjustments based on historical experiences and existing and expected future conditions. These evaluations are performed and adjustments are made as information is available. Management believes that these estimates are reasonable and have been discussed with the audit committee; however, actual results could differ from these estimates.

Income Taxes

Taxes on income are provided in accordance with ASC Topic 740, “Income Taxes”. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the condensed consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax basis of particular assets and liabilities, and the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the enactment date. A valuation allowance is provided to offset the net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated its tax position and concluded no valuation allowance on its deferred tax assets is required, as of June 30, 2011. For state tax purposes, as of June 30, 2011, the net operating loss carry forward was approximately $1,500,000.

Accounting for uncertainty in income taxes is determined based on ASC Topic 740, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. As of June 30, 2011, the Company has accrued $200,000 for certain potential state income taxes.

Goodwill and Intangible Assets with Indefinite Lives

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. Intangible assets with indefinite lives consist principally of the Express-1 and CGL trade names. The Company follows the provisions of ASC Topic 350, “Intangibles – Goodwill and Other”, which requires an annual impairment test for goodwill and intangible assets with indefinite lives. If the carrying value of intangibles with indefinite lives exceeds their fair value, an impairment loss is recognized in an amount equal to that excess. Goodwill is evaluated using a two-step impairment test at the reporting unit level. The first step compares the book value of a reporting unit, including goodwill, with its fair value. If the book value of a reporting unit exceeds its fair value, we complete the second step in order to determine the amount of goodwill impairment loss that we should record. In the second step, we determine an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill. The amount of impairment is equal to the excess of the book value of goodwill over the implied fair value of that goodwill. The Company performs the annual impairment testing during the third quarter unless events or circumstances indicate impairment of the goodwill may have occurred before that time. For the periods presented, we did not recognize any goodwill impairment as the estimated fair value of our reporting units with goodwill significantly exceeded the book value of these reporting units.

The Company’s trade name intangible assets with indefinite lives totaled $6.4 million as of June 30, 2011 and December 31, 2010 and represented 11.5% of total assets as of June 30, 2011 and 11.3% of total assets as of December 31, 2010.

Identified Intangible Assets

The Company follows the provisions of ASC Topic 360, “Property, Plant and Equipment”, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. During the six-month periods ended June 30, 2011 and 2010, there was no impairment of the identified intangible assets.

The Company’s intangible assets subject to amortization consist of trade names, employee contracts, non-compete agreements, customer relationships and other intangibles that are amortized on a straight-line basis over the estimated useful lives of the related intangible asset. The estimated useful lives of the respective intangible assets range from four to 12 years.

Other Long-Term Assets

Other long-term assets consist primarily of balances representing various deposits, the long term portion of the Company’s non-qualified deferred compensation plan and notes receivable from various CGL independent station owners. Also included within this account classification are incentive payments to independent station owners within the CGL network. These payments are made by CGL to certain station owners as an incentive to join the network. These amounts are amortized over the life of each independent station contract and the unamortized portion is recoverable in the event of default under the terms of the agreements.

Fair Value Measurements

FASB ASC Topic 820, “Fair Value Measurements and Disclosures”, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and classifies the inputs used to measure fair value into the following hierarchy:

•	Level 1 – Quoted prices for identical instruments in active markets;

•	Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets; and

•	Level 3 – Valuations based on inputs that are unobservable, generally utilizing pricing models or other valuation techniques that reflect management’s judgment and estimates.

Estimated Fair Value of Financial Instruments

The aggregate net fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, notes receivable, accounts payable, accrued expenses and short-term borrowings. Fair values approximate carrying values for these financial instruments since they are short-term in nature and they are receivable or payable on demand. The fair value of the Company’s long-term debt and CGL notes receivable approximated their respective carrying values based on the interest rates associated with these instruments.

Earnings per Share

Earnings per common share are computed in accordance with ASC Topic 260, “Earnings per Share”, which requires companies to present basic earnings per share and diluted earnings per share.

Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.

Diluted earnings per common share are computed by dividing net income by the combined weighted average number of shares of common stock outstanding and dilutive options outstanding during the period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Basic weighted average common shares outstanding	33,010,881	32,044,116	32,857,654	32,039,706
Effect of dilutive securities: Assumed exercise of stock options	1,322,775	601,283	1,353,863	562,661

Diluted weighted average common shares outstanding	34,333,656	32,645,399	34,211,517	32,602,367

Please also refer to Note 1 of the “Notes to Consolidated Financial Statements” in the consolidated financial statements included in Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on August 15, 2011 for a more complete discussion of our significant accounting policies.

2.	Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may be a party to a variety of legal actions. The Company does not currently anticipate any of these matters or any matters in the aggregate to have a materially adverse effect on the Company’s business or its financial position or results of operations.

The Company carries liability and excess umbrella insurance policies that it deems sufficient to cover potential legal claims arising in the normal course of conducting its operations as a transportation company. In the event the Company is required to satisfy a legal claim in excess of the coverage provided by this insurance, the cash flows and earnings of the Company could be negatively impacted.

3.	Debt

Long-Term Debt and Capital Leases

The Company enters into long-term debt and capital leases with various third parties from time to time to finance certain operational equipment and other assets used in its business operations. The Company also uses financing for acquisitions and business start ups, among other things. Generally, these loans and capital leases bear interest at market rates, and are collateralized with accounts receivable, equipment and certain assets of the Company.

The following table outlines the Company’s debt obligations as of June 30, 2011 and December 31, 2010.

	Interest rates	Term (months)	As of June 30, 2011	As of December 31, 2010

Total long-term debt	2.5%	36	$2,917,000	$3,750,000
Capital leases	5% - 18%	12 - 36	-	13,000

Total long-term debt and capital leases			2,917,000	3,763,000
Less: current maturities of long-term debt and capital leases			1,667,000	1,680,000

Non-current maturities of long-term debt and capital leases			$1,250,000	$2,083,000

The Company entered into a $5.0 million term loan on March 31, 2010. Commencing April 30, 2010, the term loan is payable in 36 consecutive monthly installments consisting of $139,000 in monthly principal payments plus the unpaid interest accrued on the loan. Interest is payable at the one-month LIBOR plus 225 basis points (2.44% as of June 30, 2011).

4.	Revolving Credit Facility

Line of Credit

On March 31, 2011, the Company amended the credit agreement governing the Company’s revolving credit facility and the term loan described in Note 3 above to extend the maturity date of the revolving credit facility to March 31, 2013 and to eliminate the receivables borrowing base limitation previously applicable to the revolving credit facility. The revolving credit facility continues to provide for a line of credit of up to $10.0 million. The Company may draw upon this line of credit up to $10.0 million, less amounts outstanding under letters of credit. The proceeds of the line of credit will be used exclusively for working capital purposes.

Substantially all of the assets of the Company are pledged as collateral securing the Company’s performance under the revolving credit facility and term loan. The revolving credit facility bears interest based at the one-month LIBOR plus a current increment of 175 basis points (1.94% as of June 30, 2011).

The credit agreement governing the revolving credit facility and the term loan contains certain covenants related to the Company’s financial performance. Included among the covenants are a fixed charge coverage ratio and a total funded debt to earnings before interest, taxes, depreciation and amortization ratio. As of June 30, 2011, the Company was in compliance with all terms under the credit agreement and no events of default existed under the terms of this agreement.

The Company had outstanding standby letters of credit of $410,000 at each of June 30, 2011 and December 31, 2010 related to insurance policies either continuing in force or recently cancelled. Amounts outstanding for letters of credit reduce the amount available under the revolving credit facility, on a dollar-for-dollar basis.

Available capacity in excess of outstanding borrowings under the line of credit was approximately $9.6 million and $6.8 million as of June 30, 2011 and December 31, 2010, respectively. As of June 30, 2011 and December 31, 2010, the line of credit balance was $0 and $2,749,000, respectively.

5.	Related Party Transactions

In January 2008, in conjunction with the acquisition of CGL, the Company entered into a lease for approximately 6,000 square feet of office space located within an office complex at 1430 Branding Avenue, Downers Grove, Illinois 60515. The building is owned by an Illinois limited liability company, which has within its ownership group Daniel Para, the President of CGL. On June 11, 2011, the Company amended this lease to extend the term of the lease by one year, through December 31, 2013. On August 1, 2011, the Company amended this lease to expand the office space to approximately 7,425 square feet. The amended lease calls for rent payments of $114,000, $132,000 and $133,000 for the years ending December 31, 2011, 2012 and 2013, respectively.

In March 2010, the Company issued a promissory note to an employee for $150,000. The note accrues interest at 5.5 percent per annum, and is collateralized by a mortgage on real property. The note has no stated maturity, however, the note and accrued interest are payable in full to the Company upon termination of the employee’s employment. The note and accrued interest will be paid by the employee in the form of performance bonuses in the future. As of June 30, 2011 the note had an outstanding balance of $135,000, of which approximately $15,000 was classified as a current note receivable based on the expected bonus to be paid to the employee in 2012, and approximately $120,000 was classified as a long-term note receivable.

The above transactions are not necessarily indicative of amounts, terms and conditions that the Company may have received in transactions with unrelated third parties.

6.	Operating Segments

The Company has three reportable segments based on the type of service provided to its customers:

Express-1, Inc. — provides time critical expedited transportation to its customers. This typically involves dedicating one truck and driver to a load which has a specified time delivery requirement. Most of the services provided are completed through a fleet of exclusive use vehicles that are owned and operated by independent contract drivers. The use of non-owned resources to provide transportation services minimizes the amount of capital investment required and is often described with the terms “non-asset” or “asset-light”.

Concert Group Logistics, Inc. — provides freight forwarding services through a chain of independently owned stations located throughout the United States, along with our two CGL-owned branches. These stations are responsible for selling and operating freight forwarding transportation services within their geographic area under the authority of CGL. In October of 2009, certain assets and liabilities of LRG International Inc. (“LRG”) were purchased to complement the operations of CGL.

Bounce Logistics, Inc. — provides premium truckload brokerage transportation services to its customers throughout the United States.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating income of the respective reportable segments.

The following schedule identifies select financial data for each of the business segments.

Express-1 Expedited Solutions, Inc
Segment Data
Three and Six Months Ended June 30, 2011 and 2010

	Express-1	CGL	Bounce	Corporate	Eliminations	Total

Three Months Ended June 30, 2011

Revenues	$23,060,000	$15,722,000	$6,687,000	$-	$(1,375,000)	$44,094,000

Operating income (loss)	2,014,000	399,000	172,000	(942,000)		1,643,000

Depreciation and amortization	162,000	144,000	11,000	6,000		323,000

Interest expense	-	39,000	8,000	-		47,000

Tax provision	558,000	76,000	45,000	(30,000)		649,000

Goodwill	7,737,000	9,222,000	-	-		16,959,000

Total assets	24,409,000	24,258,000	4,532,000	23,309,000	(20,912,000)	55,596,000

Three Months Ended June 30, 2010						-

Revenues	$20,557,000	$16,074,000	$4,675,000	$-	$(966,000)	$40,340,000

Operating income (loss)	2,482,000	555,000	141,000	(537,000)		2,641,000

Depreciation and amortization	167,000	137,000	8,000	5,000		317,000

Interest expense	-	79,000	8,000	1,000		88,000

Tax provision	1,073,000	215,000	56,000	(329,000)		1,015,000

Goodwill	7,737,000	9,222,000	-	-		16,959,000

Total assets	24,828,000	24,984,000	3,372,000	22,614,000	(21,689,000)	54,109,000

Six Months Ended June 30, 2011

Revenues	$43,802,000	$31,461,000	$12,670,000	$-	$(2,331,000)	85,602,000

Operating income (loss)	3,915,000	871,000	310,000	(1,453,000)		3,643,000

Depreciation and amortization	321,000	286,000	21,000	11,000		639,000

Interest expense	-	78,000	17,000	1,000		96,000

Tax provision	1,114,000	201,000	83,000	56,000		1,454,000

Goodwill	7,737,000	9,222,000	-	-		16,959,000

Total assets	24,409,000	24,258,000	4,532,000	23,309,000	(20,912,000)	55,596,000

Six Months Ended June 30, 2010

Revenues	$36,769,000	$29,012,000	$7,798,000	$-	$(1,597,000)	71,982,000

Operating income (loss)	4,131,000	811,000	238,000	(1,015,000)		4,165,000

Depreciation and amortization	333,000	344,000	15,000	9,000		701,000

Interest expense	-	93,000	14,000	1,000		108,000

Tax provision	1,761,000	317,000	95,000	(508,000)		1,665,000

Goodwill	7,737,000	9,222,000	-	-		16,959,000

Total assets	24,828,000	24,984,000	3,372,000	22,614,000	(21,689,000)	54,109,000

7.	Subsequent Events

Proposed Equity Investment

On June 13, 2011, the Company entered into an Investment Agreement (the “Investment Agreement”) with Jacobs Private Equity, LLC (“JPE”) and the other investors party thereto (including by joinders thereto) (collectively with JPE, the “Investors”), providing for an aggregate investment by the Investors of up to $150 million in cash in the Company, including amounts payable upon exercise of the warrants described below. The Investment Agreement has been approved by the Company’s Board of Directors, acting upon the unanimous recommendation of a special committee composed of independent directors. Following the closing of the transactions contemplated by the Investment Agreement, JPE will be the controlling stockholder of the Company, and Bradley Jacobs, the Managing Member of JPE, will become Chairman of the Board of Directors of the Company. Mr. Jacobs will also become the Company’s Chief Executive Officer following the closing.

Subject to the terms and conditions of the Investment Agreement, upon the closing, the Company will issue to the Investors, for $75,000,000 in cash, (i) an aggregate of 75,000 shares of Series A Convertible Perpetual Preferred Stock of the Company (the “Preferred Stock”) and (ii) warrants to purchase 42,857,143 shares of common stock of the Company (subject to adjustment in connection with the contemplated reverse stock split described below) (the “Warrants”, and together with the Preferred Stock, the “Securities”). We refer to this investment as the “Equity Investment”.

The descriptions of the Equity Investment and the Investment Agreement and the related Exhibits contained herein are qualified in their entirety by reference to the Investment Agreement and the Exhibits thereto, copies of which are filed as Exhibit 2.1 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

The authorized preferred stock of the Company consists of 10,000,000 shares, but none of those shares have been issued or designated. In connection with the Equity Investment, the Company will file a Certificate of Designation of Series A Convertible Perpetual Preferred Stock, designating the 75,000 shares of Preferred Stock for issuance to JPE and the other Investors upon the closing of the Equity Investment.

The Preferred Stock will have an initial liquidation preference of $1,000 per share, for an aggregate initial liquidation preference of $75,000,000. The Preferred Stock will be convertible at any time, in whole or in part and from time to time, at the option of the holder thereof into a number of shares of Company common stock equal to the then-applicable liquidation preference divided by the conversion price, which shall initially be $1.75 per share of Company common stock (before giving effect to the contemplated 4:1 reverse stock split referred to below, and subject to customary anti-dilution adjustments), for an effective initial aggregate conversion rate of 42,857,143 shares of Company common stock. The Preferred Stock will pay quarterly cash dividends equal to the greater of (i) the “as-converted” dividends on the underlying Company common stock for the relevant quarter and (ii) 4% of the then-applicable liquidation preference per annum. Accrued and unpaid dividends for any quarter will accrete to liquidation preference for all purposes. The Preferred Stock is not redeemable or subject to any required offer to purchase, and will vote together with the Company’s common stock on an “as-converted” basis on all matters, except as otherwise required by law, and separately as a class with respect to certain matters implicating the rights of holders of shares of Preferred Stock.

Each Warrant will initially be exercisable at any time and from time to time from the closing date until the tenth anniversary of the closing date, at the option of the holder thereof, into one share of Company common stock at an initial exercise price of $1.75 in cash per share of Company common stock (before giving effect to the contemplated 4:1 reverse stock split referred to below, and subject to customary anti-dilution adjustments). The initial aggregate number of shares of Company common stock subject to Warrants will be 42,857,143 shares.

In connection with the closing of the Equity Investment, the common stock of the Company will undergo a 4:1 reverse stock split. Giving effect to such reverse stock split, the Preferred Stock will have a conversion price of $7.00 per share of Company common stock. Also giving effect to such split, the Warrants will have an exercise price of $7.00 per share of Company common stock, and the aggregate number of shares of Company common stock subject to the Warrants will be 10,714,286 shares.

The closing of the Equity Investment is subject to the approval by the stockholders of the Company of (i) the Equity Investment as required by NYSE Amex Rule 713, (ii) an amendment to the certificate of incorporation of the Company providing for, among other things, an increase in the number of authorized shares of Company common stock and the reverse stock split described above and (iii) a new incentive compensation plan to be entered into in connection with the Equity Investment. The closing of the Equity Investment is further subject to other customary closing conditions. The Company has scheduled a special meeting of its stockholders for September 1, 2011, at which time the Company’s stockholders of record as of the close of business on August 1, 2011 will have the opportunity to vote on the foregoing proposals, as well as a proposal to change the Company’s name to “XPO Logistics, Inc.” A definitive proxy statement with respect to the special meeting was filed with the SEC on August 3, 2011.

The Company estimates direct incremental costs associated with the Equity Investment will be approximately $3,600,000 if the closing of the Equity Investment occurs and estimates the direct incremental costs will be between approximately $650,000 and $5,500,000 if the closing of the Equity Investment does not occur, depending on certain other circumstances. Included in the estimated direct incremental costs is $1,000,000 in professional service fees which the Company may be obligated to reimburse JPE in the event the closing of the Equity Investment occurs and in certain other circumstances as specifically described in Section 5.04(a) of the Investment Agreement. Also included in the estimated direct incremental costs is an estimated $450,000 in professional service fees, for which JPE may be obligated to reimburse the Company in the event the closing of the Equity Investment does not occur under certain circumstances as specifically described in Section 5.04(a) of the Investment Agreement. In addition, included in the upper range of the estimated direct incremental costs of $5,500,000 in the event the closing of the

Equity Investment does not occur is a termination fee of up to $3,374,000 which the Company may be obligated to pay upon termination of the Investment Agreement in connection with a Superior Proposal (as defined in the Investment Agreement) to acquire 100% of the Company and in certain other circumstances as specifically described in Section 5.04(b) of the Investment Agreement. The direct incremental costs incurred to date of approximately $440,000 have been included in the Company’s selling, general and administrative expenses in the accompanying condensed consolidated statement of operations as of June 30, 2011.

Employment Agreements and Amendments to Employment Agreements

On July 18, 2011, the Company and John D. Welch, the Company’s Chief Financial Officer, amended his employment agreement, dated as of March 21, 2011. The amendment is effective as of July 18, 2011, but will be null and void and of no further force or effect if the Investment Agreement, described above, is terminated prior to the closing of the Equity Investment. The significant terms of this amendment include: (i) the acceleration upon the closing of the Equity Investment of the vesting of all outstanding unvested options held by Mr. Welch that were granted by the Company prior to June 13, 2011; (ii) the lock-up until the first anniversary of the closing of the Equity Investment of 5,000 shares of Company common stock issued upon exercise of options granted by the Company prior to June 13, 2011; (iii) the grant on July 22, 2011 to Mr. Welch of options to purchase 175,000 shares of Company common stock; (iv) the expansion of the scope of Mr. Welch’s restrictive covenants with respect to duration, definition of competitive activities and geographic restrictions; (v) the forfeiture of any unexercised Company stock options granted after June 13, 2011 (whether vested or unvested) in the event of (a) a breach of the restrictive covenants, (b) a termination by the Company for “Cause” or (c) any financial restatement or material loss to the Company to which Mr. Welch materially contributed due to fraud or willful misconduct; and (vi) the modification of the definition of “Good Reason” to provide that Good Reason will also exist if the Company replaces Mr. Welch as Chief Financial Officer. This amendment also extends the term of Mr. Welch’s employment agreement to the third anniversary of the closing of the Equity Investment, provides for an increase in his salary from $160,000 to $180,000, and specifies the amount and terms of his existing 2011 bonus opportunity.

On July 18, 2011, the Company and Michael R. Welch, the Company’s Chief Executive Officer, amended his employment agreement, dated as of July 1, 2005, as previously amended as of July 1, 2008, July 14, 2010 and June 10, 2011. The amendment is effective as of July 18, 2011, but will be null and void and of no further force or effect if the Investment Agreement, described above, is terminated prior to the closing of the Equity Investment. The significant terms of this amendment include: (i) the acceleration upon the closing of the Equity Investment of the vesting of all outstanding unvested options held by Mr. Welch that were granted by the Company prior to June 13, 2011; (ii) the lock-up until the third anniversary of the closing of the Equity Investment of 60,000 shares of Company common stock issued upon exercise of options granted by the Company prior to June 13, 2011; (iii) the grant on July 22, 2011 to Mr. Welch of options to purchase 200,000 shares of Company common stock; (iv) the expansion of the scope of Mr. Welch’s restrictive covenants with respect to duration, definition of competitive activities and geographic restrictions; and (v) the forfeiture of any unexercised Company stock options granted after June 13, 2011 (whether vested or unvested) in the event of (a) a breach of the restrictive covenants, (b) a termination by the Company for “Cause” or (c) any financial restatement or material loss to the Company to which Mr. Welch materially contributed due to fraud or willful misconduct. This amendment also extends the term of Mr. Welch’s employment agreement to the third anniversary of the closing of the Equity Investment and specifies the amount and terms of his existing 2011 bonus opportunity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements. This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Quarterly Report on Form 10-Q which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company’s business and operations, the proposed Equity Investment and other such matters, are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. In some cases, readers can identify forward-looking statements by the use of forward-looking terms such as “may”, “will”, “should”, “expect”, “intend”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terms.

Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Factors that could adversely affect actual results and performance include, among others, potential fluctuations in quarterly operating results and expenses, government regulation, technology change, competition and the possibility that the closing of the Equity Investment may not occur. Consequently, all of the forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

Critical Accounting Policies

The preparation of condensed consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions. In certain circumstances, those estimates and assumptions can affect amounts reported in the accompanying condensed consolidated financial statements. We have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts will be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Note 1 of the “Notes to Consolidated Financial Statements” in the consolidated financial statements included in Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on August 15, 2011, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010 includes a summary of our critical accounting policies. For the period ended June 30, 2011, there were no significant changes to our critical accounting policies.

New Pronoucements

The Company’s management does not believe that any recent codified pronouncements by the FASB will have a material impact on the Company’s current or future consolidated financial statements.

Executive Summary

Express-1 Expedited Solutions, Inc. (the “Company”, “we”, “our” and “us”), a Delaware corporation, is a transportation services organization focused upon premium logistics solutions provided through its non-asset based or asset-light operating units. The Company’s operations are provided through three distinct but complementary operating divisions, each with its own President. Our wholly owned subsidiaries include Express-1, Inc.

(“Express-1”), Concert Group Logistics, Inc. (“CGL”) and Bounce Logistics, Inc. (“Bounce”). These operating divisions are more fully outlined in the following table.

Operating Divisions	Primary Office Location	Premium Industry Niche	Initial Date

Express-1	Buchanan, Michigan	Expedited Transportation	August 2004
CGL	Downers Grove, Illinois	Freight Forwarding	January 2008
Bounce	South Bend, Indiana	Premium Truckload Brokerage	March 2008

Express-1 and CGL were both existing companies acquired as part of two separate acquisitions. Express-1 was formed in 1989, while CGL was formed in 2001. Bounce was a start-up operation formed in March 2008.

Express-1, Inc. — provides time critical expedited transportation to its customers. This typically involves dedicating one truck to a load which has a specified time delivery requirement. Most of the services provided are completed through a fleet of exclusive use vehicles that are owned and operated by independent contract drivers. The use of non-owned resources to provide transportation services minimizes the amount of capital investment required and is often described with the terms “non-asset” or “asset-light”.

Concert Group Logistics, Inc. — provides freight forwarding services through a chain of independently owned stations located throughout the United States. These stations are responsible for selling and operating freight forwarding transportation services within their geographic area under the authority of CGL. In October of 2009, certain assets and liabilities of LRG (currently CGL International) were purchased to complement the operations of CGL. These two branches located in Tampa and Miami are company owned and provide primarily international forwarding services. The financial reporting of this operation has been included with CGL.

Bounce Logistics, Inc. — provides premium truckload brokerage transportation services to its customers throughout the Unites States through a sales service center located in South Bend, Indiana. The operation is supported by an outside sales team responsible for establishing and managing customer relations.

Proposed Equity Investment

On June 13, 2011, the Company entered into an Investment Agreement with JPE and other investors providing for an aggregate investment of up to $150 million in cash in the Company, including amounts payable upon exercise of warrants. For more information regarding the proposed Equity Investment, refer to Note 7 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

As controlling stockholder, JPE intends to leverage the Company’s prominent positions in expedited transportation solutions, freight brokerage and freight forwarding to make the Company a platform for growth. JPE intends to grow the Company organically by hiring additional personnel and by other means. JPE also intends to grow the Company through multiple strategic acquisitions.

Other Reporting Disclosures

Throughout our reports, we refer to the impact of fuel on our business. For purposes of these references, we have considered the impact of fuel surcharge revenues, and the related fuel surcharge expenses only as they relate to our Express-1 business unit. The expedited transportation industry commonly negotiates both fuel surcharges charged to its customers as well as fuel surcharges paid to its carriers. Therefore, we feel that this approach most readily conveys the impact of fuel revenues, costs and the resulting gross margin within this business unit. Our fuel surcharges are determined on a negotiated customer by customer basis and are primarily based on a fuel matrix driven by the Department of Energy fuel price index. Fuel surcharge revenues are charged to our customers to provide for variable costs associated with changing fuel prices. Independent contractors and brokered carriers are responsible for the cost of fuel, and therefore are paid a fuel surcharge by the Company to offset their variable cost of fuel. The fuel surcharge payment is expensed as paid and included in the Company’s cost of transportation. Fuel surcharge payments are consistently applied based on the Department of Energy fuel price index and the type of truck utilized. Because fuel surcharge revenues vary based on negotiated customer rates and the overall mix of business, and because our fuel surcharge expense is applied on a consistent basis, gross margin and our gross margin percentage attributable to fuel surcharges will vary from period to period. The impact of fuel surcharge revenue and expense will be discussed within management’s discussion and analysis of Express-1.

Within our other two business units, CGL and Bounce, fuel charges to our customers are not commonly negotiated and identified separately from total revenue and the associated cost of transportation. Although fuel costs are factored into overall pricing of these services, they are not typically separately identified between carriers and we therefore have not included an analysis of fuel surcharges for these two operating units. We believe this is a common practice within the freight forwarding and freight brokerage business sectors.

Express-1 refers from time to time to its international operations. These operations refer to freight which originates in or is delivered to either Canada or Mexico. In all cases, these freight shipments either originate in or are delivered to the United States, and therefore only a portion of the freight movement actually takes place in Canada or Mexico. This freight is being carried for domestic customers who pay in U.S. dollars. We discuss this freight separately because Express-1 has developed an expertise in cross-docking freight at the border through the utilization of Canadian and Mexican carriers, and this portion of our business has seen significant growth.

CGL also refers from time to time to its international operations. These freight movements also originate in or are delivered to the United States and are primarily paid for in U.S. dollars. We discuss this freight separately because of CGL’s more recent focus on international freight through its purchase of LRG (currently CGL International), and because we believe that international freight has tremendous upside potential for the future.

We often refer to the costs of our Board of Directors, our executive team and certain operating costs associated with operating as a public company as “corporate” charges. In addition to the aforementioned items, we also record items such as our income tax provision and other charges that are reported on a consolidated basis within the corporate line items of the following tables.

For the three months ended June 30, 2011 compared to the three months ended June 30, 2010

The following tables are provided to allow users to visualize quarterly results within our major reporting classifications. The tables do not replace the financial statements, notes thereto, or management’s discussion and analysis contained within this Quarterly Report on Form 10-Q. We encourage users to review these items for a more complete understanding of our financial position and results of operations.

Express-1 Expedited Solutions, Inc.
Summary Financial Table
For the Three Months Ended June 30, 2011 and 2010
(Unaudited)

					Percent of
	Three Months Ended June 30,		Quarter to Quarter Change		Business Unit Revenue
	2011	2010	In Dollars	In Percentage	2011	2010

Revenues
Express-1	$23,060,000	$20,557,000	$2,503,000	12.2%	52.2%	51.0%
CGL	15,722,000	16,074,000	(352,000)	−2.2%	35.7%	39.8%
Bounce	6,687,000	4,675,000	2,012,000	43.0%	15.2%	11.6%
Intercompany eliminations	(1,375,000)	(966,000)	(409,000)	42.3%	−3.1%	−2.4%

Total revenues	44,094,000	40,340,000	3,754,000	9.3%	100.0%	100.0%

Direct expenses
Express-1	18,573,000	15,720,000	2,853,000	18.1%	80.5%	76.5%
CGL	14,051,000	14,426,000	(375,000)	−2.6%	89.4%	89.7%
Bounce	5,665,000	3,921,000	1,744,000	44.5%	84.7%	83.9%
Intercompany eliminations	(1,375,000)	(966,000)	(409,000)	42.3%	100.0%	100.0%

Total direct expenses	36,914,000	33,101,000	3,813,000	11.5%	83.7%	82.1%

Gross margin
Express-1	4,487,000	4,837,000	(350,000)	−7.2%	19.5%	23.5%
CGL	1,671,000	1,648,000	23,000	1.4%	10.6%	10.3%
Bounce	1,022,000	754,000	268,000	35.5%	15.3%	16.1%

Total gross margin	7,180,000	7,239,000	(59,000)	−0.8%	16.3%	17.9%

Selling, general & administrative
Express-1	2,473,000	2,355,000	118,000	5.0%	10.7%	11.5%
CGL	1,272,000	1,093,000	179,000	16.4%	8.1%	6.8%
Bounce	850,000	613,000	237,000	38.7%	12.7%	13.1%
Corporate	942,000	537,000	405,000	75.4%	2.1%	1.3%

Total selling, general & administrative	5,537,000	4,598,000	939,000	20.4%	12.6%	11.4%

Operating income
Express-1	2,014,000	2,482,000	(468,000)	−18.9%	8.7%	12.1%
CGL	399,000	555,000	(156,000)	−28.1%	2.5%	3.5%
Bounce	172,000	141,000	31,000	22.0%	2.6%	3.0%
Corporate	(942,000)	(537,000)	(405,000)	−75.4%	−2.1%	−1.3%

Operating income	1,643,000	2,641,000	(998,000)	−37.8%	3.7%	6.5%

Interest expense	47,000	88,000	(41,000)	−46.6%	0.1%	0.2%
Other expense	33,000	34,000	(1,000)	−2.9%	0.1%	0.1%

Income before tax	1,563,000	2,519,000	(956,000)	−38.0%	3.5%	6.2%

Tax provision	649,000	1,015,000	(366,000)	−36.1%	1.5%	2.5%

Net income	$914,000	$1,504,000	$(590,000)	−39.2%	2.0%	3.7%

Express-1 Expedited Solutions, Inc.
Summary of Selling, General & Administrative Expenses
For the Three Months Ended June 30, 2011 and 2010
(Unaudited)

	Three Months Ended June 30,		Quarter to Quarter Change
	2011	2010	In Dollars	In Percentage

Express-1
Salaries & benefits	$1,670,000	$1,690,000	$(20,000)	−1.2%
Purchased services	316,000	294,000	22,000	7.5%
Depreciation & amortization	113,000	120,000	(7,000)	−5.8%
Other	374,000	251,000	123,000	49.0%

Total selling, general & administrative	2,473,000	2,355,000	118,000	5.0%

CGL
Salaries & benefits	704,000	653,000	51,000	7.8%
Purchased services	120,000	43,000	77,000	179.1%
Depreciation & amortization	144,000	137,000	7,000	5.1%
Other	304,000	260,000	44,000	16.9%

Total selling, general & administrative	1,272,000	1,093,000	179,000	16.4%

Bounce
Salaries & benefits	572,000	443,000	129,000	29.1%
Purchased services	32,000	17,000	15,000	88.2%
Depreciation & amortization	11,000	8,000	3,000	37.5%
Other	235,000	145,000	90,000	62.1%

Total selling, general & administrative	850,000	613,000	237,000	38.7%

Corporate
Salaries & benefits	76,000	186,000	(110,000)	−59.1%
Purchased services	754,000	250,000	504,000	201.6%
Depreciation & amortization	6,000	9,000	(3,000)	−33.3%
Other	106,000	92,000	14,000	15.2%

Total selling, general & administrative	942,000	537,000	405,000	75.4%

Total SG&A expenses
Total salaries & benefits	3,022,000	2,972,000	50,000	1.7%
Total purchased services	1,222,000	604,000	618,000	102.3%
Total depreciation & amortization	274,000	274,000	-	0.0%
Total other	1,019,000	748,000	271,000	36.2%

Total selling, general & administrative	$5,537,000	$4,598,000	$939,000	20.4%

Express-1 Expedited Solutions, Inc.
Summary of Direct Expenses
For the Three Months Ended June 30, 2011 and 2010
(Unaudited)

	Three Months Ended June 30,		Quarter to Quarter Change
	2011	2010	In Dollars	In Percentage

Express-1
Transportation services	$17,742,000	$15,226,000	$2,516,000	16.5%
Insurance	406,000	262,000	144,000	55.0%
Other	425,000	232,000	193,000	83.2%

Total Express-1 direct expense	18,573,000	15,720,000	2,853,000	18.1%

CGL
Transportation services	10,907,000	11,642,000	(735,000)	−6.3%
Station commissions	3,110,000	2,749,000	361,000	13.1%
Insurance	35,000	34,000	1,000	2.9%
Other	(1,000)	1,000	(2,000)	−200.0%

Total CGL direct expense	14,051,000	14,426,000	(375,000)	−2.6%

Bounce
Transportation services	5,642,000	3,918,000	1,724,000	44.0%
Insurance	22,000	3,000	19,000	633.3%
Other	1,000	-	1,000	-

Total Bounce direct expense	5,665,000	3,921,000	1,744,000	44.5%

Total Direct expenses
Transportation services	34,291,000	30,786,000	3,505,000	11.4%
Station commissions	3,110,000	2,749,000	361,000	13.1%
Insurance	463,000	299,000	164,000	54.8%
Other	425,000	233,000	192,000	82.4%
Intercompany eliminations	(1,375,000)	(966,000)	(409,000)	42.3%

Total direct expenses	$36,914,000	$33,101,000	$3,813,000	11.5%

Consolidated Results

In total, our revenues for the second quarter were 9.3% greater than the comparable quarter in 2010. This quarter-over-quarter organic growth was primarily from our international revenues at Express-1 and continued strong growth at Bounce.

Direct expenses represent expenses attributable to freight transportation. Our “asset-light” operating model provides transportation capacity through variable cost transportation alternatives, and therefore enables us to control our operating costs as our volumes fluctuate. Our primary means of providing capacity are through our fleet of independent contractors at Express-1 and brokerage relationships at CGL and Bounce. We continue to view this operating model as a strategic advantage particularly in uncertain economic times. Our overall gross margin for the second quarter of 2011 was 16.3%, representing a decrease when compared to 17.9% in the second quarter of 2010. The decrease in gross margin as a percentage of revenue can be attributed to the following items:

•	International shipments at Express-1 tend to be higher revenue shipments, but historically have generated a lower gross margin percentage. As international revenue becomes a larger component of revenue, it is expected that the gross margin percentage will decrease.
•	Bounce continues to grow at a higher rate than Express-1 and CGL. Bounce’s historically lower margin percentage will decrease the Company’s overall margin to the extent it becomes a larger percentage of our total revenue.
•	Market conditions remain highly competitive which also decreased the gross margin percentage.

Selling, general, and administrative (“SG&A”) expenses as a percentage of revenue increased from 11.4% during the second quarter of 2010 to 12.6% in the second quarter of 2011. This increase can be attributed to transaction costs of approximately $440,000 that occurred during the second quarter of 2011, associated with the proposed Equity Investment, incurred in the second quarter of 2011. Overall, SG&A expenses increased by $939,000 for the second quarter of 2011 compared to the same period in 2010, resulting primarily from an increase of $618,000 in purchased services, of which approximately $440,000 is related to non-recurring expenses associated with the proposed Equity Investment. Additionally, total other expenses, consisting primarily of advertising, driver relations and travel costs, increased by $271,000.

The Company finished the three months ended June 30, 2011 with $914,000 in net income which is a 39.2% decrease when compared to $1.5 million in the second quarter of 2010. Lower than expected gross margins in addition to the transaction costs related to the proposed Equity Investment contributed to the reduction in net income as compared to the same quarter in 2010.

Express-1

Express-1 generated second quarter revenue of $23.1 million as revenue grew by 12.2% compared to the same period in 2010. Express-1 continued to increase its international operations as its Mexican and Canadian cross border freight movements represented 22.6% of the Company’s total revenue for the quarter ended June 30, 2011 compared to 14.7% of the Company’s total revenue for the comparable 2010 quarter. As Express-1’s growth continues, our customer base continues to diversify both geographically and by industry. Management anticipates solid revenue growth for the remainder of 2011 as international shipments continue to pace our growth.

For the quarter ended June 30, 2011, fuel surcharge revenues represented 17.7% of our owner/operator revenue as compared to 12.7% in the same period in 2010. Rising fuel prices positively impacted our gross margin percentage as fuel costs rose and our fuel charge revenue mix with our customers was favorable during the second quarter of 2011.

Express-1’s gross margin percentage was 19.5% for the three months ended June 30, 2011 compared to 23.5% for the same quarter in 2010. Reasons for the decrease in margin percentage include:

•	International revenue in the second quarter has increased revenue but decreased margin percentage. International shipments are typically higher revenue shipments that have not generated the gross margin percentage that we have been able to generate on our domestic moves.
•	Large volume customers have not yet participated in rate increases.

•	Express-1 continues to handle a higher percentage of shipments through brokered carriers associated mainly with the growth in international business. All cross border moves are handled by brokered carriers.

Historically, the utilization of brokered carriers has enabled Express-1 to handle peak volume periods for its customers while building its fleet of owner operators. Brokered carriers also are utilized to more efficiently handle freight that crosses into Canada or Mexico. This key component of Express-1’s purchased transportation costs is critical to our ongoing success; however, margins relating to this business are typically lower than margins associated with our own fleet of independent contractors. During the quarter ended June 30, 2011, 32.8% of Express-1’s revenue was carried by brokered carriers as compared to 29.5% in the same quarter in 2010. Much of the increase was due to the growth of our international business.

SG&A expenses increased by $118,000 for the three-month period ended June 30, 2011 compared to the same period in 2010. Of the increase in SG&A, $123,000 related to increases in other expense, consisting primarily of advertising, driver relations and travel costs. These expenses increased as management continues to focus on owner operator fleet growth and sales initiatives. Salaries and benefits, purchased services and depreciation and amortization remained relatively flat between these comparable periods.

Operating income for the three-month period ended June 30, 2011 was $2.0 million compared to $2.5 million in the comparable period in 2010 representing a decrease of roughly $470,000. This decrease is primarily due to the revenue mix and the fact that market conditions remain highly competitive.

CGL

CGL’s revenues during the quarter ended June 30, 2011 were relatively comparable at $15.7 million with the revenues of $16.1 million during the corresponding period of 2010. During the second quarter of 2011, the Company modified CGL’s revenue recognition policy to conform with United States generally accepted accounting principles. Revenue for CGL was previously recognized on the date the freight was picked up from the shipper. Under the modified revenue recognition policy, revenue is recognized when delivery is completed on the freight shipments. This correction reduced revenue and direct expenses by $1.4 million and $1.2 million, respectively, and was immaterial to the Company’s June 30, 2011 financial statements. This correction was not applied to previous periods presented as the impact on those periods was not material.

Direct expenses consist primarily of payments for purchased transportation in addition to payments to CGL’s independent offices that control the overall operation of our customers’ shipments. As a percentage of CGL revenue, direct expenses also remained relatively comparable, representing 89.4% for the quarter ended June 30, 2011, compared to 89.7% for the same period in 2010. With the increase in gross margin percentage, CGL’s gross margin increased 1.4% to $1.7 million.

SG&A expenses as a percentage of revenue were slightly higher in comparison to the comparable quarter in 2010. SG&A expenses were 8.1% of revenues for the quarter ended June 30, 2011 as compared to 6.8% of revenues in the comparable period in 2010. Overall SG&A expenses increased in the second quarter of 2011 by $179,000 as compared to the same period in 2010, due primarily to increased salaries and benefits relating to additional staff employed during the period and purchased services relating to temporary employment. We anticipate the current SG&A percentage of revenue being sustained for the remainder of the year.

As a result of the factors discussed above, CGL’s second quarter operating income decreased 28.1% to $399,000 in 2011 compared to $555,000 for the comparable period in 2010.

Management continues to focus on the expansion of its independent office network, and is actively pursuing strategic opportunities. As of June 30, 2011, the Company maintained a network of 23 independent offices and two Company owned branches. The amount of stations was similar to the same period in 2010.

Bounce

Bounce continues to see significant growth as its revenue for the quarter ended June 30, 2011 increased by 43.0% to $6.7 million compared to revenues of $4.7 million for the quarter ended June 30, 2010. The increase in revenue can be attributed to an increased focus on increasing our customer base through investments in sales and marketing. We continue to be optimistic about growth potential for the remainder of fiscal year 2011.

For the quarter ended June 30, 2011, Bounce’s direct transportation expenses increased to 84.7% as a percentage of revenue as compared to 83.9% in the comparable period in 2010. This cost increase reflects a tightening of truck capacity in the marketplace as growth in demand has outpaced the supply of capacity. This decrease in margin has been more than offset by additional business that has generated an additional $268,000 in gross margin for the second quarter of 2011 as compared to the same period in 2010.

As a percentage of revenue, SG&A costs fell to 12.7% for the second quarter of 2011, compared to 13.1% in the second quarter of 2010. Overall SG&A expenses increased by $237,000 for the quarter ended June 30, 2011 compared to the same period in 2010. Salaries and benefits increased by $129,000 resulting from the addition of employees year over year. Other expenses, consisting primarily of advertising and employees’ travel costs, increased by $90,000 during the second quarter of 2011. Bounce is also investing resources in the area of capacity management which we believe will generate more capacity moving forward. Management believes that it can reduce SG&A costs into the 12% range for the remainder of 2011 as volumes and revenues continue to grow.

The above items have resulted in Bounce generating operating income of $172,000 for the quarter ended June 30, 2011, compared to $141,000 for the quarter ended June 30, 2010. Management believes the near term investment being made in training, carrier development and sales will not only continue our revenue growth but will yield operating margin improvements in the remainder of 2011.

Corporate

Corporate costs for the quarter ended June 30, 2011 increased by $405,000 as compared to the same period in 2010. As a percentage of revenue, corporate costs increased from 1.3% for the quarter ended June 30, 2010 to 2.1% for the same period in 2011. This increase was primarily due to approximately $440,000 of transaction costs constituting accounting, legal, financial consulting, and other costs associated with the proposed Equity Investment.

For the six months ended June 30, 2011 compared to the six months ended June 30, 2010

The following tables are provided to allow users to visualize quarterly results within our reporting segments. The tables do not replace the financial statements, notes thereto, or management’s discussion and analysis contained within this Quarterly Report on Form 10-Q. We encourage users to review these items for a more complete understanding of our financial position and results of operations.

Express-1 Expedited Solutions, Inc.
Summary Financial Table
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

					Percent of
	Six Months Ended June 30,		Year to Year Change		Business Unit Revenue
	2011	2010	In Dollars	In Percentage	2011	2010

Revenues
Express-1	$43,802,000	$36,769,000	$7,033,000	19.1%	51.1%	51.1%
CGL	31,461,000	29,012,000	2,449,000	8.4%	36.8%	40.3%
Bounce	12,670,000	7,798,000	4,872,000	62.5%	14.8%	10.8%
Intercompany eliminations	(2,331,000)	(1,597,000)	(734,000)	46.0%	−2.7%	−2.2%

Total revenues	85,602,000	71,982,000	13,620,000	18.9%	100.0%	100.0%

Direct expenses
Express-1	34,762,000	28,262,000	6,500,000	23.0%	79.4%	76.9%
CGL	28,064,000	25,954,000	2,110,000	8.1%	89.2%	89.5%
Bounce	10,720,000	6,525,000	4,195,000	64.3%	84.6%	83.7%
Intercompany eliminations	(2,331,000)	(1,597,000)	(734,000)	46.0%	100.0%	100.0%

Total Direct expenses	71,215,000	59,144,000	12,071,000	20.4%	83.2%	82.2%

Gross margin
Express-1	9,040,000	8,507,000	533,000	6.3%	20.6%	23.1%
CGL	3,397,000	3,058,000	339,000	11.1%	10.8%	10.5%
Bounce	1,950,000	1,273,000	677,000	53.2%	15.4%	16.3%

Total gross margin	14,387,000	12,838,000	1,549,000	12.1%	16.8%	17.8%

Selling, general & administrative
Express-1	5,125,000	4,376,000	749,000	17.1%	11.7%	11.9%
CGL	2,526,000	2,247,000	279,000	12.4%	8.0%	7.7%
Bounce	1,640,000	1,035,000	605,000	58.5%	12.9%	13.3%
Corporate	1,453,000	1,015,000	438,000	43.2%	1.7%	1.4%

Total selling, general & administrative	10,744,000	8,673,000	2,071,000	23.9%	12.6%	12.0%

Operating income
Express-1	3,915,000	4,131,000	(216,000)	−5.2%	8.9%	11.2%
CGL	871,000	811,000	60,000	7.4%	2.8%	2.8%
Bounce	310,000	238,000	72,000	30.3%	2.4%	3.1%
Corporate	(1,453,000)	(1,015,000)	(438,000)	−43.2%	−1.7%	−1.4%

Operating income	3,643,000	4,165,000	(522,000)	−12.5%	4.2%	5.8%
Interest expense	96,000	108,000	(12,000)	−11.1%	0.1%	0.2%
Other expense	62,000	54,000	8,000	14.8%	0.1%	0.1%

Income before tax	3,485,000	4,003,000	(518,000)	−12.9%	4.0%	5.5%
Tax provision	1,454,000	1,665,000	(211,000)	−12.7%	1.7%	2.3%

Net income	$2,031,000	$2,338,000	$(307,000)	−13.1%	2.3%	3.2%

Express-1 Expedited Solutions, Inc.
Summary of Selling, General & Administrative Expenses
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Six Months Ended June 30,		Year to Year Change
	2011	2010	In Dollars	In Percentage

Express-1
Salaries & benefits	$3,477,000	$3,156,000	$321,000	10.2%
Purchased services	701,000	527,000	174,000	33.0%
Depreciation & amortization	224,000	239,000	(15,000)	−6.3%
Other	723,000	454,000	269,000	59.3%

Total selling, general & administrative	5,125,000	4,376,000	749,000	17.1%

CGL
Salaries & benefits	1,427,000	1,213,000	214,000	17.6%
Purchased services	187,000	90,000	97,000	107.8%
Depreciation & amortization	286,000	344,000	(58,000)	−16.9%
Other	626,000	600,000	26,000	4.3%

Total selling, general & administrative	2,526,000	2,247,000	279,000	12.4%

Bounce
Salaries & benefits	1,098,000	744,000	354,000	47.6%
Purchased services	75,000	26,000	49,000	188.5%
Depreciation & amortization	21,000	15,000	6,000	40.0%
Other	446,000	250,000	196,000	78.4%

Total selling, general & administrative	1,640,000	1,035,000	605,000	58.5%

Corporate
Salaries & benefits	287,000	303,000	(16,000)	−5.3%
Purchased services	953,000	504,000	449,000	89.1%
Depreciation & amortization	11,000	9,000	2,000	22.2%
Other	202,000	199,000	3,000	1.5%

Total selling, general & administrative	1,453,000	1,015,000	438,000	43.2%

Total SG&A expenses
Total salaries & benefits	6,289,000	5,416,000	873,000	16.1%
Total purchased services	1,916,000	1,147,000	769,000	67.0%
Total depreciation & amortization	542,000	607,000	(65,000)	−10.7%
Total other	1,997,000	1,503,000	494,000	32.9%

Total selling, general & administrative	$10,744,000	$8,673,000	$2,071,000	23.9%

Express-1 Expedited Solutions, Inc.
Summary of Direct Expenses
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Six Months Ended June 30,		Year to Year Change
	2011	2010	In Dollars	In Percentage

Express-1
Transportation services	$33,254,000	$27,339,000	$5,915,000	21.6%
Insurance	667,000	516,000	151,000	29.3%
Other	841,000	407,000	434,000	106.6%

Total Express-1 direct expense	34,762,000	28,262,000	6,500,000	23.0%

CGL
Transportation services	22,412,000	20,878,000	1,534,000	7.3%
Station commissions	5,589,000	5,013,000	576,000	11.5%
Insurance	64,000	62,000	2,000	3.2%
Other	(1,000)	1,000	(2,000)	−200.0%

Total CGL direct expense	28,064,000	25,954,000	2,110,000	8.1%

Bounce
Transportation services	10,694,000	6,519,000	4,175,000	64.0%
Insurance	25,000	6,000	19,000	316.7%
Other	1,000	—	1,000	—

Total Bounce direct expense	10,720,000	6,525,000	4,195,000	64.3%

Total Direct expenses
Transportation services	66,360,000	54,736,000	11,624,000	21.2%
Station commissions	5,589,000	5,013,000	576,000	11.5%
Insurance	756,000	584,000	172,000	29.5%
Other	841,000	408,000	433,000	106.1%
Intercompany eliminations	(2,331,000)	(1,597,000)	(734,000)	46.0%

Total direct expenses	$71,215,000	$59,144,000	$12,071,000	20.4%

Consolidated Results

For the six months ended June 30, 2011, revenues for each of the business units increased when compared to the same period in 2010. In total, our revenues for the first six months of 2011 were 18.9% greater than for the comparable period in 2010. This organic growth comes primarily from our international revenues at both Express-1 and CGL.

Direct expenses represent expenses attributable to freight transportation. Our “asset-light” operating model provides transportation capacity through variable cost transportation alternatives, and therefore enables us to control our operating costs as our volumes fluctuate. Our primary means of providing capacity are through our fleet of independent contractors at Express-1 and brokerage relationships at CGL and Bounce. We continue to view this operating model as a strategic advantage particularly in uncertain economic times. Our overall gross margin for the six months ended June 2011 was 16.8%, representing a decrease when compared to 17.8% in the comparable six months of 2010. The decrease in gross margin as a percentage of revenue can be attributed to the fact that international shipments tend to provide higher revenue, but at a lower gross margin percentage. As international revenue becomes a larger component of revenue it is expected that the gross margin percentage will decrease. In addition, Bounce continues to grow at a higher rate than Express-1 and CGL and Bounce’s historically lower margin percentage will decrease the Company’s overall margin percentage. Market conditions remain highly competitive, which also can decrease the gross margin percentage.

SG&A expenses as a percentage of revenue increased from 12.0% during the six months ended June 30, 2010 to 12.6% for the same period in 2011. This percentage increase of SG&A mostly relates to approximately $440,000 of costs representing accounting, attorney and various other expenses related to the proposed Equity Investment. Overall, SG&A expenses increased by $2.1 million for the first six months of 2011 compared to the same period in 2010, resulting primarily from an increase of $873,000 in salaries and benefits, $769,000 in purchased services and $494,000 in total other expenses.

For the six months ended June 30, 2011 the Company’s net income decreased by $307,000 to $2.0 million when compared to the six months ended June 30, 2010 due to the factors noted above.

Express-1

For the six-month period ended June 30, 2011, Express-1 generated $43.8 million in revenue, which represented an increase of 19.1% compared to the same period in 2010. Express-1 continued to increase its international operations as its Mexican and Canadian cross border freight movements represented 21.2% of Express-1’s total revenue for the six months ended June 30, 2011 compared to 14.5% of the Company’s total revenue for the comparable 2010 period. As Express-1’s growth continues, our customer base continues to diversify both geographically and by industry. We believe that this growth will come from both existing customers who will increase their shipping volumes, and additional freight moved for new customers.

Fuel prices have increased throughout the period resulting in a corresponding increase in fuel surcharge as a percentage of revenue. For the six-month period ended June 30, 2011, fuel surcharge revenues represented 16.7% of our revenue as compared to 12.1% in the same period in 2010. This increase in fuel surcharge positively impacted our gross margin percentage for the six months ended June 30, 2011.

Express-1’s gross margin percentage was 20.6% for the six months ended June 30, 2011 compared to 23.1% for the same period in 2010. One reason for the significant decrease in margin is the mixture of international revenue and large customer revenue, these particular areas tend to be lower gross margin areas. The growth in these specific areas led to a lower than historical gross margin percentage. In addition, brokered carriers also are utilized to more efficiently handle freight that crosses into Canada or Mexico. This key component of Express-1’s purchased transportation costs is critical to our ongoing success; however, margins relating to this business are typically lower than margins associated with our own fleet of independent contractors. During the six months ended June 30, 2011, 31.8% of Express-1’s revenue was carried by brokered carriers as compared to 27.9% in the same period in 2010.

SG&A as a percentage of revenue for the six months ended June 30, 2011 decreased to 11.7% compared to 11.9% for the comparable period in 2010. SG&A expenses increased by $749,000 for the six months ended June 30, 2011 compared to the same period in 2010. Of the increase in SG&A, $321,000 resulted from the net addition of 20 employees between June 30, 2010 and June 30, 2011. Purchased services increased by $174,000 during the period of which the largest component related to approximately $60,000 of temporary employment and related costs. Additional cost increases related to special projects and software expenses. Additionally, other costs, related to advertising, driver relations, travel, and meals and entertainment, increased by $269,000.

Operating income for the six-month period ended June 30, 2011 was $3.9 million compared to $4.1 million for the comparable period in 2010 representing a decrease of $216,000. This decrease was due primarily to the decrease in gross margin percentage.

CGL

CGL continued its growth trend during the six months ended June 30, 2011. Revenues of $31.5 million compared favorably to revenues of $29.0 million in 2010, representing an 8.4% increase over the comparable period in 2010. During the second quarter of 2011, the Company modified CGL’s revenue recognition policy to conform with United States generally accepted accounting principles. Revenue for CGL was previously recognized on the date the freight was picked up from the shipper. Under the modified revenue recognition policy, revenue is recognized when delivery is completed on the freight shipments. This correction reduced revenue and direct expenses by $1.4 million and $1.2 million, respectively, and was immaterial to the Company’s June 30, 2011 financial statements. This correction was not applied to previous periods presented as the impact on those periods was not material.

Direct expenses consist primarily of payments for purchased transportation in addition to payments to CGL’s independent offices that control the overall operation of our customers’ shipments. As a percentage of CGL revenue, direct expenses represented 89.2% for the six months ended June 30, 2011, compared to 89.5% for the same period in 2010. With the improved revenue and direct expenses as a percentage of revenue, the gross margin improved to $3.4 million, an 11.1% increase over the comparable period in 2010.

SG&A stayed relatively consistent for the six months ended June 30, 2011. SG&A expenses represented 8.0% of revenues for the six months ended June 30, 2011 as compared to 7.7% of revenues in the comparable period in 2010. Overall expenses increased for the six months ended June 30, 2011 by $279,000 as compared to the same period in 2010, due primarily to increased salaries and benefits relating to additional staff employed during the period. We anticipate the current SG&A percentage of revenue being sustained for the remainder of the year.

For the six months ended June 30, 2011, CGL’s operating income was $871,000 compared to $811,000 for the comparable period in 2010. This increase of 7.4% was due primarily to increased revenues in addition to improved margins and limited SG&A growth.

Management continues to focus on the expansion of its independent office network, and is actively pursuing strategic opportunities. As of June 30, 2011, the Company maintained a network of 23 independent offices and two Company owned branches. The amount of stations was similar to the same period in 2010.

Bounce

Bounce continues to see significant growth as its revenue for the six months ended June 30, 2011 increased by 62.5% to $12.7 million compared to revenues of $7.8 million for the same period in 2010. The increase in revenue can be attributed to an increased focus on increasing our customer base through investments in sales and marketing. We continue to be optimistic about growth potential for the remainder of fiscal year 2011.

For the six months ended June 30, 2011, Bounce’s direct transportation expenses increased to 84.6% as a percentage of revenue as compared to 83.7% in the comparable period in 2010. We believe this cost increase reflects a tightening of truck capacity in the marketplace as growth in demand has outpaced the supply of capacity. This decrease in margin has been more than offset by additional business that has generated an additional $677,000 in gross margin for the six months ended June 30, 2011 as compared to the same period in 2010. We continue to have confidence in Bounce’s ability to grow and access truck capacity in 2011.

As a percentage of revenue, SG&A costs fell to 12.9% for the six months ended June 30, 2011, compared to 13.3% in the same period for 2010. Overall SG&A expenses increased by $605,000 for the six months ended June 30, 2011 compared to the same period in 2010. Salaries and benefits increased by $354,000 resulting from the net addition of 14 employees between June 30, 2010 and June 30, 2011. Other expenses increased by $196,000 during the six months ended June 30, 2011, primarily as a result of increases in advertising expenses of approximately $70,000 and travel, meals and entertainment expenses of approximately $48,000. Bounce is also investing resources in the area of capacity management which we believe will generate more capacity moving forward. Management believes that it can reduce SG&A costs into the 12% range for the remainder of 2011 as volumes and revenues continue to grow.

The above items have resulted in Bounce generating operating income of $310,000 for the six months ended June 30, 2011, compared to $238,000 for the six months ended June 30, 2010. Management believes the near term investment being made in training, carrier development and sales will not only support continued revenue growth but will yield operating margin improvements in the remainder of 2011.

Corporate

Corporate SG&A costs for the six months ended June 30, 2011 increased by $438,000 or 1.7% as compared to the same period in 2010. This increase relates to $440,000 in accounting, legal, financial consulting and other costs associated with the proposed Equity Investment as mentioned above.

Liquidity and Capital Resources

General

As of June 30, 2011, we had $12.3 million of working capital with associated cash of $647,000 compared with working capital of $12.3 million and cash of $561,000 as of December 31, 2010. This represents a decrease of $53,000 or 0.4% in working capital during the six-month period ended June 30, 2011. The Company does not have any material commitments that have not been disclosed elsewhere. We continually evaluate our liquidity requirements, capital needs and availability of capital resources based on our operating needs. We believe that our existing cash balances together with the funds expected to be generated from operations and funds available under our revolving credit facility will be sufficient to finance our operations for the foreseeable future.

Cash Flow

During the six months ended June 30, 2011, $3.6 million was generated in cash from operations compared to the generation of $792,000 for the comparable period in 2010. The primary source of cash for the six-month period ended June 30, 2011 was our trucking revenue while the primary use of cash for the period was payment for transportation services.

Cash generated from revenue equaled $85.3 million for the six months ended June 30, 2011 as compared to $66.2 million for the same period in 2010 and correlates directly with revenue increases between the two periods. Cash flow increases are related to volume increases and a decrease in our average days outstanding in accounts receivable by six days between the six-month periods ended June 30, 2011 and June 30, 2010.

Cash used for payment of transportation services for the six months ended June 30, 2011 equaled $71.6 million as compared to $55.9 million for the same period in 2010. The increase in cash outflows between the two periods also directly correlates to the increase in business between the two years. Our average days outstanding in accounts payable and accrued expenses decreased by eight days between the six-month periods ended June 30, 2011 and June 30, 2010.

Other operating uses of cash included SG&A items which equaled $9.9 million and $7.9 million for the six months ended June 30, 2011 and 2010, respectively. The major items included under this heading include payroll and purchased services. For the six-month period ended June 30, 2011, payroll expenses equaled $6.3 million as compared to $5.4 million for the same period in 2010. Included in the $6.3 million in payroll expenses is $96,000 of increased payroll incentives accrued during the period which will be paid in future periods.

Investing activities used approximately $710,000 during the six months ended June 30, 2011 compared to our use of $150,000 on these activities during the comparable period in 2010. During this period, cash was used to purchase $260,000 in fixed assets and to fund an acquisition earn-out payment of $450,000. During the same period in 2010 the Company used $151,000 to purchase fixed assets.

Financing activities used approximately $2,770,000 for the six months ended June 30, 2011 compared to $857,000 in the comparable period in 2010. The primary uses of cash for the second quarter of 2011 were payments on the line of credit of $2,749,000 and payments on the term loan of $845,000 offset by proceeds from the exercise of options of $727,000. During the same period in 2010, net payments on the line of credit and term loan of $1.3 million represented the primary use of cash. Proceeds from the exercise of stock options totaling $409,000 provided a source of funds due to financing activities.

Long-Term Debt and Line of Credit

The Company entered into a $5.0 million term loan on March 30, 2010. Commencing April 30, 2010, the term loan is payable in 36 consecutive monthly installments consisting of $139,000 in monthly principal payments plus the unpaid interest accrued on the loan. Interest is payable at the one-month LIBOR plus 225 basis points (2.44% as of June 30, 2011).

On March 31, 2011, the Company amended the credit agreement governing the Company’s revolving credit facility and the term loan described above to extend the maturity date of the revolving credit facility to March 31, 2013 and to eliminate the receivables borrowing base limitation previously applicable to the revolving credit facility. The revolving credit facility continues to provide for a line of credit of up to $10.0 million. The Company may draw upon this line of credit up to $10.0 million, less amounts outstanding under letters of credit. The proceeds of the line of credit will be used exclusively for working capital purposes.

Substantially all of the assets of the Company are pledged as collateral securing the Company’s performance under the revolving credit facility and the term loan. The revolving credit facility bears interest based upon the one-month LIBOR plus a current increment of 175 basis points (1.94% as of June 30, 2011).

The credit agreement governing the revolving credit facility and the term loan contains certain covenants related to the Company’s financial performance. Included among the covenants are a fixed charge coverage ratio and a total funded debt to earnings before interest, taxes, depreciation and amortization ratio. As of June 30, 2011, the Company was in compliance with all terms under the credit agreement and no events of default existed under the terms of this agreement.

We had outstanding standby letters of credit as of June 30, 2011 of $410,000 related to insurance policies either continuing in force or recently cancelled. Amounts outstanding for letters of credit reduce the amount available under our line of credit, on a dollar-for-dollar basis.

Available capacity in excess of outstanding borrowings under the line of credit was approximately $9.6 million as of June 30, 2011. The revolving credit facility carries a maturity date of March 31, 2013.

Options

The following schedule represents those options that the Company has outstanding as of June 30, 2011. The schedule segregates the options by expiration date and exercise price to better identify their potential for exercise. Additionally, the total approximate potential proceeds by year have been identified.

						Total	Approximate
	Options grouped by exercise price					Outstanding	Potential
Option Expiration Dates	.50-.75	.76-1.00	1.01-1.25	1.26-1.50	1.51 >	Options	Proceeds

2014		50,000				50,000	44,000
2015	500,000		200,000			700,000	603,000
2016		50,000	125,000	100,000		275,000	313,000
2017			50,000	320,000		370,000	514,000
2018		288,000	100,000			388,000	382,000
2019	25,000	75,000	25,000			125,000	112,000
2020			75,000	235,000	275,000	585,000	821,000
2021					200,000	200,000	511,000

Totals	525,000	463,000	575,000	655,000	475,000	2,693,000	3,300,000

Contractual Obligations

The following table reflects all contractual obligations of our Company as of June 30, 2011.

	Payments Due by Period
		Less than 1	1 to 3	3 to 5	More than 5
Contractual Obligations	Total	Year	Years	Years	Years

Long-term debt	$2,917,000	$1,667,000	$1,250,000	$-	$-
Capital leases payable	-	-	-	-	-

Total long-term debt and capital leases	2,917,000	1,667,000	1,250,000	-	-
Line of credit	-	-	-	-	-
Operating/real estate leases	960,000	530,000	382,000	48,000	-
Earnout obligation — LRG	450,000	450,000	-	-	-
Employment contracts	1,741,000	1,075,000	666,000	-	-

Total contractual cash obligations	$6,068,000	$3,722,000	$2,298,000	$48,000	$-

Obligations relating to the employment agreement amendments described in Note 7 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, and other obligations that are contingent upon the closing of the Equity Investment have not been included in the foregoing table. For additional information regarding these contingent obligations refer to the Company’s definitive proxy statement filed with the SEC on August 3, 2011.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2011.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not Required.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of such time such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Express-1 Expedited Solutions, Inc., including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

Changes in internal controls.  There were no changes in our internal controls over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings.

From time-to-time, the Company is involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of June 30, 2011.

Item 1A.	Risk Factors.

Not required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

No unregistered equity securities were sold in the current reporting period.

Item 3.	Defaults upon Senior Securities.

The credit agreement governing the Company’s revolving credit facility and term loan contains various covenants pertaining to the maintenance of certain financial ratios. As of June 30, 2011, the Company was in compliance with the ratios required under this agreement. No events of default exist on this agreement as of the filing date.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit No.	Description

2.1	Investment Agreement, dated as of June 13, 2011, by and among Jacobs Private Equity, LLC, each of the other investors party thereto and Express-1 Expedited Solutions, Inc.*(1)

2.2	Voting Agreement, dated as of June 13, 2011, between Jacobs Private Equity, LLC and Daniel Para.(1)

2.3	Voting Agreement, dated as of June 13, 2011, between Jacobs Private Equity, LLC and Michael Welch.(1)

10.1	Amendment No. 3 to Employment Agreement with Michael R. Welch, dated June 10, 2011.

10.2	Amendment No. 1 to Employment Agreement with John D. Welch, dated July 18, 2011. (2)

10.3	Amendment No. 4 to Employment Agreement with Michael R. Welch, dated July 18, 2011. (2)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

101	Interactive Data Files.

*	The schedules to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any such omitted schedules to the SEC upon request.

(1)	Incorporated by reference from Exhibits 2.1, 2.2 and 2.3 of the registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2011.

(2)	Incorporated by reference from Exhibits 10.1 and 10.2 of the registrant’s Current Report on Form 8-K filed with the SEC on July 22, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Express-1 Expedited Solutions, Inc.

/s/  Michael R. Welch
Michael R. Welch
Chief Executive Officer
(Principal Executive Officer)

/s/  John D. Welch
John D. Welch
Chief Financial Officer
(Principal Financial Officer)

Date: August 15, 2011

Exhibit Index

Exhibit No.	Description

10.1	Amendment No. 3 to Employment Agreement with Michael R. Welch, dated June 10, 2011.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

101	Interactive Data Files.