Form 10-Q
period 2011-09-30
XPO Logistics, Inc.
filed 2011-11-10
CIK 1166003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-32172

XPO Logistics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	03-0450326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

429 Post Road

Buchanan, MI 49107

(Address of principal executive offices)

(269) 695-2700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 8,269,141 shares of its common stock outstanding as of November 8, 2011.

XPO Logistics, Inc.

Form 10-Q

Part I — Financial Information

Item 1.	Financial Statements.

XPO Logistics, Inc.

Condensed Consolidated Balance Sheets

	(Unaudited) September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash	$71,473,000	$561,000
Accounts receivable, net of allowances of $113,000 and $136,000, respectively	26,332,000	24,272,000
Prepaid expenses	607,000	257,000
Deferred tax asset, current	0	314,000
Income tax receivable	869,000	1,348,000
Other current assets	246,000	813,000

Total current assets	99,527,000	27,565,000

Property and equipment, net of $3,768,000 and $3,290,000 in accumulated depreciation, respectively	2,868,000	2,960,000
Goodwill	16,959,000	16,959,000
Identifiable intangible assets, net of $3,211,000 and $2,827,000 in accumulated amortization, respectively	8,162,000	8,546,000
Loans and advances	115,000	126,000
Other long-term assets	399,000	516,000

Total long-term assets	28,503,000	29,107,000

Total assets	$128,030,000	$56,672,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,130,000	$8,756,000
Accrued salaries and wages	912,000	1,165,000
Accrued expenses, other	4,729,000	2,877,000
Deferred tax liability, current	94,000	0
Current maturities of long-term debt and capital leases	1,674,000	1,680,000
Other current liabilities	746,000	773,000

Total current liabilities	15,285,000	15,251,000

Line of credit	0	2,749,000
Long-term debt and capital leases, net of current maturities	873,000	2,083,000
Deferred tax liability, long-term	2,412,000	2,032,000
Other long-term liabilities	477,000	544,000

Total long-term liabilities	3,762,000	7,408,000

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 75,000 shares and none issued and outstanding, respectively	42,794,000	0
Common stock, $0.001 par value; 150,000,000 shares authorized; 8,297,891 and 8,171,881 shares issued, respectively; and 8,252,891 and 8,126,881 shares outstanding, respectively	8,000	8,000
Additional paid-in capital	101,399,000	27,233,000
Treasury stock, at cost, 45,000 shares held	(107,000)	(107,000)
Accumulated (deficit) earnings	(35,111,000)	6,879,000

Total stockholders’ equity	108,983,000	34,013,000

Total liabilities and stockholders’ equity	$128,030,000	$56,672,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

XPO Logistics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenues
Operating revenue	$47,389,000	$44,448,000	$132,991,000	$116,430,000
Expenses
Direct expense	39,169,000	36,309,000	110,384,000	95,453,000

Gross margin	8,220,000	8,139,000	22,607,000	20,977,000
Selling, general and administrative expense	7,750,000	5,219,000	18,494,000	13,892,000

Operating income	470,000	2,920,000	4,113,000	7,085,000
Other expense	0	48,000	62,000	102,000
Interest expense	49,000	32,000	145,000	140,000

Income before income tax provision	421,000	2,840,000	3,906,000	6,843,000
Income tax provision	231,000	1,110,000	1,685,000	2,775,000

Net income	190,000	1,730,000	2,221,000	4,068,000
Preferred stock beneficial conversion charge and dividends	(44,586,000)	0	(44,586,000)	0

Net (loss) income available to common shareholders	$(44,396,000)	$1,730,000	$(42,365,000)	$4,068,000

Basic earnings per common share
Net (loss) income	$(5.38)	$0.21	$(5.15)	$0.51
Diluted earnings per common share
Net (loss) income	$(5.38)	$0.21	$(5.15)	$0.50
Weighted average common shares outstanding
Basic weighted average common shares outstanding	8,252,891	8,095,376	8,227,375	8,038,723
Diluted weighted average common shares outstanding	8,252,891	8,252,186	8,227,375	8,185,456

The accompanying notes are an integral part of the condensed consolidated financial statements.

XPO Logistics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30, 2011	September 30, 2010
Operating activities
Net income	$2,221,000	$4,068,000

Adjustments to reconcile net income to net cash from operating activities
(Recovery) provisions for allowance for doubtful accounts	(23,000)	77,000
Depreciation and amortization expense	944,000	1,026,000
Stock compensation expense	297,000	156,000
(Gain) loss on disposal of equipment	(9,000)	4,000

Changes in assets and liabilities
Accounts receivable	(2,037,000)	(8,790,000)
Deferred tax expense	788,000	658,000
Income tax receivable	479,000	0
Other current assets	568,000	(95,000)
Prepaid expenses	(351,000)	(272,000)
Other long-term assets and advances	101,000	89,000
Accounts payable	(1,625,000)	2,011,000
Accrued expenses	1,653,000	2,105,000
Other liabilities	301,000	(834,000)

Cash provided by operating activities	3,307,000	203,000

Investing activities
Payment of acquisition earn-out	(450,000)	0
Payment for purchases of property and equipment	(442,000)	(482,000)
Proceeds from sale of property and equipment	9,000	2,000

Cash flows used by investing activities	(883,000)	(480,000)

Financing activities
Line of credit, net	(2,749,000)	(2,457,000)
Proceeds from issuance of long-term debt	0	5,000,000
Payments of long-term debt and capital leases	(1,215,000)	(2,244,000)
Excess tax benefit from stock options	97,000	0
Proceeds from issuance of preferred stock and warrants	71,628,000	0
Proceeds from exercise of options	727,000	434,000

Cash flows provided by financing activities	68,488,000	733,000

Net increase in cash	70,912,000	456,000
Cash, beginning of period	561,000	495,000

Cash, end of period	$71,473,000	$951,000

Supplemental disclosure of noncash activities:
Cash paid during the period for interest	$166,000	$153,000
Cash paid during the period for income taxes, net	$201,000	$2,534,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

XPO Logistics, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2011

(Unaudited)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit) Earnings	Total
Balance, December 31, 2010		$0	8,171,882	$8,000	(45,000)	$(107,000)	$27,233,000	$6,879,000	$34,013,000
Issuance of common stock for option exercise			125,365	0			727,000		727,000
Issuance of ESOP shares			645	0			0		0
Issuance of preferred stock and warrants, net of issuance costs	75,000	42,794,000					28,834,000		71,628,000
Deemed distribution for recognition of beneficial conversion feature on preferred stock							44,211,000	(44,211,000)	0
Stock compensation expense							297,000		297,000
Excess tax benefit from stock options							97,000		97,000
Net income								2,221,000	2,221,000

Balance, September 30, 2011	75,000	$42,794,000	8,297,891	$8,000	(45,000)	$(107,000)	$101,399,000	$(35,111,000)	$108,983,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

XPO Logistics, Inc.

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2011 and 2010

(Unaudited)

1.	Recent Developments

Equity Investment

On September 2, 2011, pursuant to the Investment Agreement, dated as of June 13, 2011 (the “Investment Agreement”), by and among Jacobs Private Equity, LLC (“JPE”), the other investors party thereto (collectively with JPE, the “Investors”) and XPO Logistics, Inc. (formerly Express-1 Expedited Solutions, Inc.), a Delaware corporation (the “Company”, “we”, “our” or “us”), the Company issued to the Investors, for $75,000,000 in cash: (i) an aggregate of 75,000 shares of Series A Convertible Perpetual Preferred Stock of the Company (the “Series A Preferred Stock”), which are initially convertible into an aggregate of 10,714,286 shares of common stock, and (ii) warrants initially exercisable for an aggregate of 10,714,286 shares of common stock at an initial exercise price of $7.00 per common share (the “Warrants”). The Company’s stockholders approved the issuance of the Series A Preferred Stock and the Warrants at the special meeting of the Company’s stockholders on September 1, 2011. We refer to this investment as the “Equity Investment.” See Notes 6 and 7.

Change of Company Name

In connection with the closing of the Equity Investment, the name of the Company was changed from “Express-1 Expedited Solutions, Inc.” to “XPO Logistics, Inc.” on September 2, 2011. The Company’s stockholders approved the amendment to the Company’s certificate of incorporation effecting the name change at the special meeting of the Company’s stockholders on September 1, 2011.

Reverse Stock Split

In connection with the closing of the Equity Investment, the Company effected a 4-for-1 reverse stock split on September 2, 2011. The Company’s stockholders approved the amendment to the Company’s certificate of incorporation effecting the reverse stock split at the special meeting of the Company’s stockholders on September 1, 2011. Unless otherwise noted, all share-related amounts herein reflect the reverse stock split.

In connection with the reverse stock split, stockholders received one new share of common stock for every four shares of common stock held at the effective time. The reverse stock split reduced the number of shares of outstanding common stock from 33,011,561 to 8,252,891. Proportional adjustments were made to the number of shares issuable upon the exercise of outstanding options to purchase shares of common stock and the per share exercise price of those options.

Increase in Authorized Shares of Common Stock

In connection with the closing of the Equity Investment, the number of authorized shares of common stock was increased from 100,000,000 shares to 150,000,000 shares on September 2, 2011. The Company’s stockholders approved the amendment to the Company’s certificate of incorporation effecting the increase in the number of authorized shares of common stock at the special meeting of the Company’s stockholders on September 1, 2011.

2.	Significant Accounting Policies

Nature of Operations and Basis of Presentation

The Company is a third party logistics provider of freight transportation services to thousands of customers primarily through its three wholly owned subsidiaries: (1) Express-1, Inc. (“Express-1”), which provides time critical expedited transportation to its customers; (2) Concert Group Logistics, Inc. (“CGL”), which provides freight forwarding services through a chain of independently owned stations located throughout the United States; and (3) Bounce Logistics, Inc. (“Bounce”), which provides premium truck brokerage transportation services to customers throughout the United States. For specific financial information relating to these subsidiaries refer to Note 8 – Operating Segments.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with the instructions to Form 10-Q. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. However, we believe that the disclosures contained herein are adequate to make the information presented not misleading.

These unaudited condensed consolidated financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position as of September 30, 2011 and December 31, 2010, and results of operations for the three- and nine-month periods ended September 30, 2011 and 2010. The preparation of the condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2010 included in Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on August 15, 2011 and available on the SEC’s website (www.sec.gov). Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

Revenue Recognition

The Company recognizes revenue at the point in time when delivery is completed on the freight shipments it handles, with related costs of delivery being accrued as incurred and expensed within the same period in which the associated revenue is recognized. The Company uses the following supporting criteria to determine that revenue has been earned and should be recognized:

•	Persuasive evidence of an arrangement exists;

•	Services have been rendered;

•	The sales price is fixed and determinable; and

•	Collectability is reasonably assured.

The Company reports revenue on a gross basis in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) Topic 605, “Reporting Revenue Gross as Principal Versus Net as an Agent”, and, as such, presentation on a gross basis is required as:

•	The Company is the primary obligor and is responsible for providing the service desired by the customer.

•

The customer holds the Company responsible for fulfillment; including the acceptability of the service (requirements may include, for example, on-time delivery, handling freight loss and damage claims, establishing pick-up and delivery times, and tracing shipments in transit).

•

For Express-1 and Bounce, the Company has complete discretion to select its drivers, contractors or other transportation providers (collectively, “service providers”). For CGL, the Company enters into agreements with significant service providers that specify the cost of services, among other things, and has ultimate authority in providing approval for all service providers that can be used by CGL independently owned stations. Independently owned stations may further negotiate the cost of services with CGL approved service providers for individual customer shipments.

•	Express-1 and Bounce have complete discretion to establish sales prices. Independently owned stations within CGL have the discretion to establish sales prices.

•

The Company bears credit risk for all receivables. In the case of CGL, the independently owned stations reimburse CGL for a portion (typically 70-80%) of credit losses. CGL retains the risk that the independent station owners will not meet this obligation.

Stock-Based Compensation

At the special meeting of the Company’s stockholders on September 1, 2011, the Company’s stockholders approved the adoption of the 2011 Omnibus Incentive Compensation Plan (the “2011 Plan”), which previously had been approved by the Company’s board of directors. As of September 1, 2011, the 2011 Plan replaced the previously existing Amended and Restated 2001 Stock Option Plan (the “2001 Plan”). All options outstanding under the 2001 Plan as of September 1, 2011 remained in effect pursuant to the same terms as when originally granted. Certain outstanding options that were granted prior to June 13, 2011 and held by the Company’s executive officers and certain directors vested and became immediately exercisable on September 2, 2011. The Company accounted for this acceleration of vesting under the 2001 Plan by recognizing stock compensation expense of $81,000.

The 2011 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance compensation awards, performance units, cash incentive awards, deferred share units and other equity-based and equity-related awards for up to 839,622 shares of common stock, of which 814,622 shares of common stock remained available as of September 30, 2011, to eligible employees and directors of the Company.

Stock Appreciation Rights and Restricted Stock

There was no stock appreciation right or restricted stock activity for the three- and nine-month periods ended September 30, 2011, and there were no such awards outstanding at September 30, 2011.

Restricted Stock Units

In September 2011, the Company granted 87,500 restricted stock units (“RSUs”). The RSUs expire 10 years from the grant date. The RSUs vest in equal annual installments over a four-year period from the date of grant. The Company intends to settle vested RSUs through the issuance of one share of common stock per RSU. The RSUs are reported as equity and valued based on the market price of the common stock at the grant date of the RSUs. The stock-based compensation expense for RSUs for the nine months ended September 30, 2011 was not material. As of September 30, 2011, the Company had approximately $657,000 of unrecognized compensation cost related to non-vested RSUs that is anticipated to be recognized over a weighted average period of four years.

Stock Options

During the nine-month period ended September 30, 2011, the Company granted 218,750 options to purchase shares of its common stock while cancelling or retiring 2,750 options in the same period. During the nine-month period ended September 30, 2010, the Company granted 158,750 options to purchase shares of its common stock while cancelling or retiring 75,250 options in the same period. As of September 30, 2011 and September 30, 2010, the Company had 842,000 and 782,500 options outstanding, respectively. During the life of the 2001 Plan, 243,500 stock options have been exercised. Options granted under the 2001 Plan generally become fully vested three to five years from the date of grant and expire five to 10 years from the grant date. Options granted under the 2011 Plan generally become fully vested four years from the date of grant and expire 10 years from the grant date.

The weighted-average fair value of each stock option recorded in expense for the nine-month period ended September 30, 2011 was estimated on the date of grant using the Black-Scholes option pricing model and was amortized over the requisite service period of the option. The Company has used one grouping for the assumptions, as its option grants have similar characteristics. The expected term of options granted has been derived based upon the Company’s history of actual exercise behavior and represents the period of time that options granted are expected to be outstanding. Historical data was also used to estimate option exercises and employee terminations. Estimated volatility is based upon the Company’s historical market price at consistent points in a period equal to the expected life of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and the dividend yield is zero.

The following table summarizes the option activity for the nine-month periods ended September 30, 2011 and 2010:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at December 31, 2010	751,250	$4.72	6.2
Granted	218,750	14.84
Expired	(2,750)	6.08
Exercised	(125,250)	5.80

Outstanding at September 30, 2011	842,000	7.18	7.2

Outstanding Exercisable at September 30, 2011	580,000	$4.41	5.8

Outstanding at December 31, 2009	785,750	$4.56	5.0
Granted	158,750	5.64
Expired	(75,250)	5.12
Exercised	(86,750)	5.00

Outstanding at September 30, 2010	782,500	4.68	6.2

Outstanding Exercisable at September 30, 2010	587,000	$4.56	5.4

For the nine months ended September 30, 2011 and 2010, the Company recognized $297,000 and $156,000, respectively, in stock-based compensation related to outstanding stock options.

As of September 30, 2011, the Company had approximately $1,443,000 of unrecognized compensation cost related to non-vested outstanding stock options that is anticipated to be recognized over a weighted average period of approximately 2.7 years. Estimated remaining compensation expense related to existing stock-based plans is $140,000 for the fourth quarter of 2011 and $536,000, $462,000, $279,000 and $26,000 for the years ended December 31, 2012, 2013, 2014 and 2015, respectively.

As of September 30, 2011, the aggregate intrinsic value of options outstanding was $2.0 million and the aggregate intrinsic value of options exercisable was $1.9 million. As of September 30, 2010, the aggregate intrinsic value of options outstanding was $2.2 million and the aggregate intrinsic value of options exercisable was $1.7 million.

125,250 options were exercised during the nine-month period ended September 30, 2011, and 86,750 options were exercised during the nine-month period ended September 30, 2010. Cash proceeds received from the exercise of options for the nine months ended September 30, 2011 and 2010 were $727,000 and $434,000, respectively.

Use of Estimates

The Company prepares its condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that impact the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews its estimates, including but not limited to: accrued revenue, purchased transportation, recoverability of long-lived assets, accrual of acquisition earn-outs, estimated legal accruals, valuation allowances for deferred taxes, reserve for uncertain tax positions, and allowance for doubtful accounts, on a regular basis and makes adjustments based on historical experiences and existing and expected future conditions. These evaluations are performed and adjustments are made as information is available. Management believes that these estimates are reasonable and these estimates have been discussed with the audit committee; however, actual results could differ from these estimates.

Income Taxes

Taxes on income are provided in accordance with ASC Topic 740, “Income Taxes”. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the condensed consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax basis of particular assets and liabilities, and the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the enactment date. A valuation allowance is provided to offset the net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated its tax position and concluded no valuation allowance on its deferred tax assets is required, as of September 30, 2011.

Accounting for uncertainty in income taxes is determined based on ASC Topic 740, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The Company had accrued $250,000 and $135,000 for uncertain tax positions related to certain potential state income taxes as of September 30, 2011 and December 31, 2010, respectively.

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

The Company’s trade name intangible assets with indefinite lives totaled $6.4 million as of September 30, 2011 and December 31, 2010, and represented 5.0% of total assets as of September 30, 2011 and 11.3% of total assets as of December 31, 2010.

Identified Intangible Assets

The Company follows the provisions of ASC Topic 360, “Property, Plant and Equipment”, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. The Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. During the nine-month periods ended September 30, 2011 and 2010, there was no impairment of the identified intangible assets.

The Company’s intangible assets subject to amortization consist of employee contracts, non-compete agreements, customer relationships and other intangibles that are amortized on a straight-line basis over the estimated useful lives of the related intangible asset. The estimated useful lives of the respective intangible assets range from four to 12 years.

Other Long-Term Assets

Other long-term assets consist primarily of balances representing various deposits, and notes receivable from various CGL independent station owners. Also included within this account classification are incentive payments to independent station owners within the CGL network. These payments are made by CGL to certain station owners as an incentive to join the network. These amounts are amortized over the life of each independent station contract and the unamortized portion is recoverable in the event of default under the terms of the agreements.

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

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Net income available to common shareholders for the three- and nine-month periods ended September 30, 2011 included a reduction of $44,586,000 as a result of a beneficial conversion charge and dividend with respect to the Series A Preferred Stock. See Notes 6 and 7.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic weighted average common shares outstanding	8,252,891	8,095,376	8,227,375	8,038,723

Net income	$190,000	$1,730,000	$2,221,000	$4,068,000
Less:
Undeclared cumulative preferred dividends	(375,000)	—	(375,000)	—
Deemed dividends from amortization of beneficial conversion feature	(44,211,000)	—	(44,211,000)	—

Net (loss) income available to common shareholders	$(44,396,000)	$1,730,000	$(42,365,000)	$4,068,000

Basic earnings per share	$(5.38)	$0.21	$(5.15)	$0.51

Diluted earnings per common share are computed by dividing net income by the combined weighted average number of shares of common stock outstanding and the potential dilution of stock options, warrants and convertible preferred stock outstanding during the period, if dilutive. For the three- and nine-month periods ended September 30, 2010, diluted weighted average common shares outstanding included 156,810 and 146,733 shares, respectively, related to the assumed exercise of stock options outstanding. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the three- and nine-month periods ended September 30, 2011, the weighted average of potentially dilutive securities excluded from the computation of diluted earnings per share was as follows:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Shares underlying the conversion of preferred stock to common stock	3,260,870	1,098,901
Shares underlying warrants to purchase common stock	4,564,303	3,634,255
Shares underlying stock options to purchase common stock	402,819	360,693
Shares underlying restricted stock units	559	186

	8,228,551	5,094,035

Please also refer to Note 1 of the “Notes to Consolidated Financial Statements” in the audited consolidated financial statements included in Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on August 15, 2011 for a more complete discussion of our significant accounting policies.

3.	Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may be a party to a variety of legal actions. The Company does not currently expect any of these matters or any of these matters in the aggregate to have a material adverse effect on the Company’s business or its financial position or results of operations.

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

4.	Debt

Long-Term Debt and Capital Leases

The Company enters into long-term debt and capital leases with various third parties from time to time to finance certain operational equipment and other assets used in its business operations. The Company also uses financing for acquisitions and business start-ups, among other things. Generally, these loans and capital leases bear interest at market rates, and are collateralized with accounts receivable, equipment and certain other assets of the Company.

The following table outlines the Company’s debt obligations as of September 30, 2011 and December 31, 2010.

	Interest rates	Term (months)	As of September 30, 2011	As of December 31, 2010
Total long-term debt	2.5%	36	$2,500,000	$3,750,000
Capital leases	10%	12 - 63	47,000	13,000

Total long-term debt and capital leases			2,547,000	3,763,000
Less: current maturities of long-term debt and capital leases			1,674,000	1,680,000

Non-current maturities of long-term debt and capital leases			$873,000	$2,083,000

The Company entered into a $5.0 million term loan on March 31, 2010. Commencing April 30, 2010, the term loan is payable in 36 consecutive monthly installments consisting of $139,000 in monthly principal payments plus the unpaid interest accrued on the loan. Interest is payable at the one-month LIBOR plus 225 basis points (2.47% as of September 30, 2011).

5.	Revolving Credit Facility

Line of Credit

On March 31, 2011, the Company amended the credit agreement governing the Company’s revolving credit facility and the term loan described in Note 4 above to extend the maturity date of the revolving credit facility to March 31, 2013 and to eliminate the receivables borrowing base limitation previously applicable to the revolving credit facility. The revolving credit facility continues to provide for a line of credit of up to $10.0 million. The Company may draw upon this line of credit up to $10.0 million, less amounts outstanding under letters of credit. The proceeds of the line of credit will be used exclusively for working capital purposes.

Substantially all of the assets of the Company are pledged as collateral securing the Company’s performance under the revolving credit facility and term loan. The revolving credit facility bears interest at the one-month LIBOR plus a current increment of 175 basis points (1.97% as of September 30, 2011).

The credit agreement governing the revolving credit facility and the term loan contains certain covenants related to the Company’s financial performance. Included among the covenants are a fixed charge coverage ratio and a total funded debt to earnings before interest, taxes, depreciation and amortization ratio. As of September 30, 2011, the Company was in compliance with all terms under the credit agreement and no events of default existed under the terms of this agreement.

The Company had outstanding standby letters of credit of $410,000 at each of September 30, 2011 and December 31, 2010 related to insurance policies either continuing in force or recently cancelled. Amounts outstanding for letters of credit reduce the amount available under the revolving credit facility on a dollar-for-dollar basis.

Available capacity in excess of outstanding borrowings under the line of credit was approximately $9.6 million and $6.8 million as of September 30, 2011 and December 31, 2010, respectively. As of September 30, 2011 and December 31, 2010, the line of credit balance was $0 and $2,749,000, respectively.

6.	Stockholders’ Equity

On June 13, 2011, the Company entered into the Investment Agreement described in Note 1. On September 2, 2011, upon the closing of the Equity Investment, the Company issued to the Investors, for $75,000,000 in cash, the Series A Preferred Stock and the Warrants.

The Series A Preferred Stock has an initial liquidation preference of $1,000 per share and is convertible at any time in whole or in part at the option of the holder thereof into shares of common stock at an initial conversion price of $7.00 per common share (subject to customary anti-dilution adjustments), for an effective initial aggregate conversion rate of 10,714,286 shares of common stock. The Series A Preferred Stock pays and or accrues quarterly cash dividends equal to the greater of (i) the as-converted dividends on the underlying common stock for the relevant quarter and (ii) 4% of the then-applicable liquidation preference per annum. Accrued and unpaid dividends for any quarter accrete to liquidation preference for all purposes. The liquidation preference of the Series A Preferred Stock at September 30, 2011 was $75,000,000. The Series A Preferred Stock votes together with the common stock on an as-converted basis on all matters, except as otherwise required by law, and separately as a class with respect to certain matters involving Series A Preferred Stock holder rights.

The Warrants are initially exercisable at any time in whole or in part until September 2, 2021 at the option of the holder thereof for one share of common stock per Warrant at an initial exercise price of $7.00 in cash per common share (subject to customary anti-dilution adjustments), for an effective initial aggregate number of shares of common stock subject to Warrants of 10,714,286.

After deducting $3,372,000 of direct incremental issuance costs, the Company received net proceeds of $71,628,000 for the Series A Preferred Stock and the Warrants, which was recorded in equity based on the relative fair values of the Series A Preferred Stock and the Warrants, resulting in $42,794,000 allocated to the Series A Preferred Stock and $28,834,000 allocated to the Warrants.

The conversion feature of the Series A Preferred Stock was determined to be a beneficial conversion feature (“BCF”) based on the effective initial conversion price and the market value of the Company’s common stock at the commitment date for the issuance of the Series A Preferred Stock. ASC Topic 470, “Debt”, requires recognition of the BCF related to the Series A Preferred Stock as a discount on the Series A Preferred Stock and amortization of such amount as a deemed distribution through the earliest conversion date. The calculated value of the BCF was in excess of the relative fair value of net proceeds allocated to the Series A Preferred Stock. The Company therefore recorded a discount on the Series A Preferred Stock of $44,211,000 with immediate recognition of this amount as a deemed distribution as the Series A Preferred Stock is convertible at any time.

7.	Related Party Transactions

Pursuant to the terms of the Investment Agreement, on September 2, 2011, the Company paid JPE $1,000,000 as reimbursement for certain expenses incurred by JPE in connection with the transactions contemplated by the Investment Agreement, which reduced the net proceeds received for the Series A Preferred Stock and the Warrants. With the approval of the audit committee of the Company’s board of directors, the Company also agreed to pay an incremental $261,000 of expenses incurred by JPE in connection with the transactions contemplated by the Investment Agreement. In addition, with the approval of the Company’s board of directors, the Company agreed to pay JPE $297,000 as reimbursement for certain executive search firm expenses incurred by JPE on behalf of the Company.

In January 2008, in conjunction with the acquisition of CGL, the Company entered into a lease for approximately 6,000 square feet of office space located within an office complex at 1430 Branding Avenue, Downers Grove, Illinois 60515. The building is owned by an Illinois limited liability company, which has within its ownership group Daniel Para, who continued to be employed by the Company as of September 30, 2011. On June 11, 2011, the Company amended this lease to extend the term of the lease by one year, through December 31, 2013. On August 1, 2011, the Company amended this lease to expand the office space to approximately 7,425 square feet. The amended lease calls for rent payments of $114,000, $132,000 and $133,000 for the years ending December 31, 2011, 2012 and 2013, respectively.

In March 2010, the Company issued a promissory note to an employee for $150,000. The note accrues interest at 5.5% per annum, and is collateralized by a mortgage on real property. The note has no stated maturity; however, the note and accrued interest are payable in full to the Company upon termination of the employee’s employment. The note and accrued interest will be paid by the employee in the form of performance bonuses in the future. As of September 30, 2011, the note had an outstanding balance of $140,000, of which approximately $25,000 was classified as a current note receivable based on the expected bonus to be paid to the employee in 2012, and approximately $115,000 was classified as a long-term note receivable.

The above transactions are not necessarily indicative of amounts, terms and conditions that the Company may have received in transactions with unrelated third parties.

8.	Operating Segments

The Company has three reportable operating segments based on the type of service provided to its customers:

Express-1, Inc. provides time-critical expedited transportation to its customers, most typically via carrier arrangements that assign one truck to a load, with a specified delivery time requirement. Most of the services provided by Express-1 are completed via a fleet of exclusive-use vehicles that are owned and operated by independent contract drivers.

Concert Group Logistics, Inc. (CGL) provides freight forwarding services through a network of independently owned stations and Company-owned branches located throughout the United States. These stations and branches are responsible for selling and operating freight forwarding transportation services within their geographic area under the authority of CGL. In October 2009, certain assets and liabilities of LRG International Inc. (now known as CGL International) were purchased to complement the operations of CGL through two Florida branches that primarily provide international freight forwarding services. The financial reporting of this operation has been included with CGL.

Bounce Logistics, Inc. provides premium truck brokerage transportation services to customers in North America through a centralized service center and a field sales team responsible for establishing and managing customer relations.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies included in Note 2. The Company evaluates performance based on operating income of the respective reportable segments.

The following schedule identifies select financial data for each of our operating segments.

XPO Logistics, Inc.

Segment Data

Three and Nine Months Ended September 30, 2011 and 2010

	Express-1	CGL	Bounce	Corporate	Eliminations	Total
Three Months Ended September 30, 2011
Revenues	$23,419,000	$16,918,000	$8,246,000	$—	$(1,194,000)	$47,389,000
Operating income (loss)	2,453,000	639,000	499,000	(3,121,000)	—	470,000
Depreciation and amortization	144,000	145,000	11,000	5,000	—	305,000
Interest expense	3,000	38,000	8,000	—	—	49,000
Tax provision	660,000	145,000	144,000	(718,000)	—	231,000
Goodwill	7,737,000	9,222,000	—	—	—	16,959,000
Total assets	25,061,000	23,561,000	5,066,000	94,067,000	(19,725,000)	128,030,000
Three Months Ended September 30, 2010
Revenues	$21,407,000	$18,586,000	$5,696,000	$—	$(1,241,000)	$44,448,000
Operating income (loss)	2,532,000	552,000	280,000	(444,000)	—	2,920,000
Depreciation and amortization	172,000	140,000	8,000	5,000	—	325,000
Interest expense	—	23,000	9,000	—	—	32,000
Tax provision	980,000	193,000	109,000	(172,000)	—	1,110,000
Goodwill	7,737,000	9,222,000	—	—	—	16,959,000
Total assets	26,505,000	26,247,000	3,694,000	24,179,000	(22,873,000)	57,752,000
Nine Months Ended September 30, 2011
Revenues	$67,221,000	$48,379,000	$20,916,000	$—	$(3,525,000)	132,991,000
Operating income (loss)	6,368,000	1,510,000	809,000	(4,574,000)	—	4,113,000
Depreciation and amortization	465,000	431,000	32,000	16,000	—	944,000
Interest expense	3,000	116,000	25,000	1,000	—	145,000
Tax provision	1,774,000	346,000	227,000	(662,000)	—	1,685,000
Goodwill	7,737,000	9,222,000	—	—	—	16,959,000
Total assets	25,061,000	23,561,000	5,066,000	94,067,000	(19,725,000)	128,030,000
Nine Months Ended Septmeber 30, 2010
Revenues	$58,176,000	$47,598,000	$13,494,000	$—	$(2,838,000)	116,430,000
Operating income (loss)	6,663,000	1,363,000	518,000	(1,459,000)	—	7,085,000
Depreciation and amortization	505,000	484,000	23,000	14,000	—	1,026,000
Interest expense	—	116,000	23,000	1,000	—	140,000
Tax provision	2,741,000	510,000	204,000	(680,000)	—	2,775,000
Goodwill	7,737,000	9,222,000	—	—	—	16,959,000
Total assets	26,505,000	26,247,000	3,694,000	24,179,000	(22,873,000)	57,752,000

9.	Subsequent Events

On October 7, 2011, the Company’s board of directors approved the declaration of the initial dividend payable to holders of the Series A Preferred Stock. The initial declared dividend equaled $5 per share of Series A Preferred Stock as specified in the Certificate of Designation of the Series A Preferred Stock. The total declared dividend equaled $375,000 and was paid on October 17, 2011. Future quarterly dividends on the Series A Preferred Stock will equal 1% of the then-applicable liquidation preference of the Series A Preferred Stock.

In connection with entering into certain employment agreements, the Company has agreed to make guaranteed payments to certain members of our executive leadership team as long as the applicable employee remains continuously employed by the Company through the applicable payment date. The aggregate amount of the guaranteed payments is $588,000, and the amounts, frequency and timing of payments to be made to each employee were individually negotiated under each employee’s employment agreement. The first payment was made on October 6, 2011, and the last payment is expected to be made on July 2, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements. This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company’s business and operations and other such matters, are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. In some cases, readers can identify forward-looking statements by the use of forward-looking terms such as “may”, “will”, “should”, “expect”, “intend”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terms.

Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Factors that could adversely affect actual results and performance include, among others, potential fluctuations in quarterly operating results and expenses, government regulation, technology change, competition and the potential inability to identify and consummate acquisitions and arrange adequate financing. All of the forward-looking statements included in this Quarterly Report on Form 10-Q speak only as of the date hereof. All of the forward-looking statements included in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligation to update any such forward-looking statements.

Critical Accounting Policies

The preparation of condensed consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions. In certain circumstances, those estimates and assumptions can affect amounts reported in the accompanying condensed consolidated financial statements. We have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts will be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Note 1 of the “Notes to Consolidated Financial Statements” in the audited consolidated financial statements included in Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on August 15, 2011 includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010 includes a summary of our critical accounting policies. For the period ended September 30, 2011, there were no significant changes to our critical accounting policies.

New Pronouncements

The Company’s management does not believe that any recent codified pronouncements by the FASB will have a material impact on the Company’s current or future consolidated financial statements.

Executive Summary

XPO Logistics, Inc. (the “Company”, “we”, “our” or “us”), a Delaware corporation, is a third party logistics provider of freight transportation services through three non-asset based or asset-light business units: Express-1, Inc. (“Express-1”), Concert Group Logistics, Inc. (“CGL”) and Bounce Logistics, Inc. (“Bounce”). These wholly owned subsidiaries provide services complementary to each other, effectively giving the Company a platform for expansion in three distinct areas of the transportation industry.

Business Unit	Primary Office Location	Industry Segment	Initiated

Express-1	Buchanan, Michigan	Expedited Transportation	August 2004

CGL	Downers Grove, Illinois	Freight Forwarding	January 2008

Bounce	South Bend, Indiana	Premium Truck Brokerage	March 2008

Express-1, Inc. was founded in 1989 and acquired in 2004. Express-1 provides time-critical expedited transportation to its customers, most typically through carrier arrangements that assign one truck to a load, with a specified delivery time requirement. Most of the services provided by Express-1 are completed via a fleet of exclusive-use vehicles that are owned and operated by independent contract drivers.

Concert Group Logistics, Inc. (CGL) was founded in 2001 and acquired in 2008. CGL provides freight forwarding services through a network of independently owned stations and Company-owned branches located throughout the United States. These stations and branches are responsible for selling and operating freight forwarding transportation services within their geographic area under the authority of CGL. In October 2009, certain assets and liabilities of LRG International Inc. (now known as CGL International) were purchased to complement the operations of CGL through two Florida branches that primarily provide international freight forwarding services. The financial reporting of this operation has been included with CGL.

Bounce Logistics, Inc. was founded as a start-up operation by the Company in 2008. Bounce provides premium truck brokerage transportation services to customers in North America through a centralized service center and a field sales team responsible for establishing and managing customer relationships.

Strategy for Growth

The Company generally does not own its own trucks, ships or planes; instead we use a network of relationships with ground, ocean and air carriers to find the best transportation solutions for our customers. This allows capital to be invested primarily in expanding the Company’s workforce of talented people who are adept in the critical areas of competitive selling, price negotiation, carrier relations and customer service.

Following a significant investment by JPE in the Company in September 2011, the Company began to implement a growth strategy that will leverage its strengths – including management expertise, substantial liquidity and potential access to additional capital – in pursuit of profitable growth. Our strategy anticipates that this will be facilitated by a highly experienced executive team recently put in place, and by new technology that will integrate the Company’s operations on a shared platform for cross-company benchmarking and analysis.

Our growth strategy focuses on the following three key areas:

Targeted acquisitions — The Company intends to make selective acquisitions of non-asset based logistics truck brokerage businesses that would benefit from our greater scale and potential access to capital, and may make similar acquisitions of freight forwarding, expedited and intermodal service businesses, among others. We believe that the Company is in a position to make the first phase of acquisitions by using existing cash balances, together with the funds expected to be generated from operations and funds available under our revolving credit facility, and potentially by expanding our credit facilities.

Organic growth — The Company is planning to add a significant number of new truck brokerage offices throughout North America, and is actively recruiting managers with a track record of building successful broker operations. We expect the new brokerage offices to generate revenue growth by developing customer and carrier relationships in new territories.

Optimized operations — The Company intends to accelerate the earnings performance of its existing operations, acquired companies and greenfield locations by investing in an expanded sales and service workforce, implementing an advanced IT infrastructure, incorporating industry best practices, and leveraging scale to share capacity more efficiently and increase buying power.

Leadership Team

The following recent appointments have been made:

Bradley S. Jacobs, Chief Executive Officer and Chairman

Bradley Jacobs, 55, is Chief Executive Officer and Chairman of the board of directors of the Company, and managing director of Jacobs Private Equity, LLC. He has led two public companies: United Rentals, Inc. (NYSE: URI), which he co-founded in 1997, and United Waste Systems, Inc., founded in 1989. Mr. Jacobs served as Chairman and Chief Executive Officer of United Rentals for its first six years and as Executive Chairman for an additional four years. He served eight years as Chairman and Chief Executive Officer of United Waste Systems. Previously, Mr. Jacobs founded Hamilton Resources (UK) Ltd. and served as its Chairman and Chief Operating Officer. This followed the co-founding of his first venture, Amerex Oil Associates, Inc., where he was Chief Executive Officer. Mr. Jacobs is a member of the board of directors of the Beck Institute for Cognitive Behavior Therapy.

J. Thomas Connolly, Senior Vice President–Acquisitions

J. Thomas Connolly, 40, is responsible for executing the Company’s growth strategy related to the acquisition of transportation logistics operations. He most recently served as managing director of EVE Partners, LLC, a leading financial advisory firm whose practice is focused exclusively on the transportation logistics industry. While with EVE Partners, Mr. Connolly executed buy-side and sell-side transactions in the logistics sector. He holds a master of business administration degree from the Goizueta Business School at Emory University and a bachelor’s degree in business administration from the College of Charleston (SC).

Troy Cooper, Vice President–Finance

Troy Cooper, 42, is responsible for providing financial support to the Company’s business units to align performance with strategic objectives. Mr. Cooper was most recently with United Rentals, where he served as Vice President–Group Controller responsible for field finance functions. Previously, he held controller positions with United Waste Systems, Inc. and OSI Specialties, Inc. (formerly a division of Union Carbide, Inc.). Mr. Cooper is a certified public accountant who began his career in public accounting with Arthur Andersen and Co. He holds a bachelor’s degree in accounting from Marietta College.

Gordon E. Devens, Senior Vice President and General Counsel

Beginning November 14, 2011, Gordon Devens, 43, will be responsible for all corporate legal matters, governance and compliance, as well as the company’s legal interests relating to acquisitions and other growth initiatives. He was most recently Vice President–Corporate Development with AutoNation, Inc., where he previously held positions as Vice President–Associate General Counsel and Senior Counsel for its retail automotive group. Earlier, he was an associate at the law firm of Skadden, Arps, Slate, Meagher & Flom LLP, where he specialized in mergers and acquisitions and securities law. He holds a doctorate of jurisprudence and a bachelor’s degree in business administration from the University of Michigan.

M. Sean Fernandez, Chief Operating Officer

Sean Fernandez, 48, is responsible for the day-to-day operations and P&L performance of the Company. Mr. Fernandez has more than 20 years of leadership experience with global companies in industries that include distribution, consumer goods manufacturing, trucking and transportation. He most recently served as Senior Vice President and General Manager–Consumables for NCR Corporation, and earlier held positions as Vice President–New Growth Platforms with Avery Dennison Corporation; Chief Operating Officer with SIRVA, Inc.; group President with Esselte Corporation; Chief Operating Officer–Asia Pac Operations and divisional President with Arrow Electronics, Inc.; and Senior Engagement Manager with McKinsey & Company, Inc. He holds a master of business administration degree from Harvard Business School and a bachelor’s degree in business administration from Boston College.

Mario A. Harik, Chief Information Officer

Beginning November 14, 2011, Mario Harik, 31, will be responsible for the design and implementation of the Company’s integrated technology infrastructure. Mr. Harik has consulted to Fortune 100 firms, and is experienced in building comprehensive IT organizations and proprietary platforms. His prior positions include Chief Information Officer and Senior Vice President–Research and Development with Oakleaf Waste Management; Chief Technology Officer with Tallan, Inc.; co-founder of G3 Analyst, where he served as Chief Architect of Web and Voice Applications; and architect and consultant with Adea Solutions. Mr. Harik holds a master of engineering degree in information technology from Massachusetts Institute of Technology, and a degree in engineering, computer and communications from the American University of Beirut, Lebanon.

Scott B. Malat, Senior Vice President–Strategic Planning

Scott Malat, 35, is responsible for advising on the Company’s strategy and capital structure; analyzing potential acquisitions and other growth opportunities; and managing investor relations. Mr. Malat was most recently with Goldman Sachs Group, Inc., where he served as senior equity research analyst covering the air, rail, trucking and shipping sectors. Prior to Goldman Sachs, Mr. Malat was an equity research analyst with UBS, and a strategy manager with JPMorgan Chase & Co. He serves on the board of directors of the non-profit PSC Partners Seeking a Cure. He is a CFA® charterholder and has a degree in statistics with a concentration in business management from Cornell University.

Richard M. Metzler, Senior Vice President–Acquisitions

Richard Metzler, 58, is responsible for acquisitions and business development. Mr. Metzler most recently served as Chief Commercial Officer for Greatwide Logistics Services, LLC, with prior positions as Executive Vice President of Marketing–Americas for DHL Express, Inc.; and Senior Vice President—Marketing and Customer Service, Transport International Pool for GE Capital (now GE Trailer Fleet Services). Previously, he held numerous senior positions with Federal Express Corporation, including Vice President and General Manager, FedEx Logistics–Americas. Mr. Metzler is a member of the boards of directors of EcoSquid, Inc., Flash Global Logistics, Inc. and the Transportation Marketing and Sales Association.

Gregory W. Ritter, Senior Vice President–Brokerage Operations

Gregory Ritter, 53, is responsible for opening and developing new truck brokerage operations in North America; due diligence related to acquisitions; and recruitment of an expanded sales and carrier procurement workforce. Mr. Ritter has more than three decades of sales and management experience in multi-modal transportation logistics. He most recently served as the president of a brokerage subsidiary that he established for one of the top 10 transportation logistics providers in North America. Previously, Mr. Ritter spent 22 years with C.H. Robinson Worldwide, and worked with Allen Lund Company, Inc. on territory development.

Board of Directors

Bradley S. Jacobs, Chairman and Chief Executive Officer

See above.

G. Chris Andersen

G. Chris Andersen, 73, is the founder and a managing partner of G.C. Andersen Partners, LLC. Previously, Mr. Andersen served as Vice Chairman of PaineWebber, and as head of the Investment Banking Group at Drexel Burnham Lambert Incorporated. Mr. Andersen is the lead director for Terex Corporation (NYSE: TEX). He is a founder of the Garn Institute of Finance at the University of Utah; a member of the International Advisory Council of the Guanghua School of Management at Peking University; and sits on the advisory board of the RAND Corporation’s Center for Asia Pacific Policy. Mr. Andersen holds a master’s degree from the Kellogg School of Management and is a CFA® charterholder.

Michael G. Jesselson

Michael Jesselson, 59, is the president of Jesselson Capital Corporation. He is a longstanding director of American Eagle Outfitters, Inc. (NYSE: AEO), and serves as American Eagle’s lead independent director. Additionally, Mr. Jesselson is a member of the board of directors of U*tique, Inc., and he has numerous non-profit affiliations, including Chairman of American Friends of Bar-Ilan University; trustee of Yeshiva University; board member of SAR Academy; Co-Chairman of Shaare Zedek Medical Center Board of Directors in Jerusalem; board member of the Center for Jewish History; trustee of the American Jewish Historical Society; board member of the National Museum of American Jewish History; and board member of the Leo Baeck Institute.

Adrian P. Kingshott

Adrian Kingshott, 51, is the Chief Executive Officer of AdSon LLC, and an affiliated managing director of The Bank Street Group LLC. Previously, with Goldman Sachs, he served as co-head of the firm’s Leveraged Finance business, among other positions. More recently, Mr. Kingshott was a managing director of Amaranth Advisors, LLC. He is an adjunct professor of

Global Capital Markets at Fairfield University’s Dolan School of Business; and an adjunct professor of International Corporate Financial Management at Fordham University’s School of Business. He holds a master of business administration degree from Harvard Business School and a master of jurisprudence degree from Oxford University. Mr. Kingshott is a member of the board of directors of Centre Lane Investment Corp.

James J. Martell

James Martell, 57, is an independent operating executive with Welsh, Carson, Anderson & Stowe, for companies in the transportation logistics sector and related industries. Previously, he was Chief Executive Officer of SmartMail Services, Inc.; Executive Vice President of Americas for UTi Worldwide Inc.; and Chief Executive Officer of Burlington Air Express Canada. Earlier, Mr. Martell held management positions with Federal Express Corporation and United Parcel Service, Inc. He currently serves as a director of Mobile Mini, Inc., and is a past Chairman of the board of directors of the Company. Additionally, Mr. Martell is lead director for Ozburn-Hessey Logistics LLC, Chairman of the board of directors of Vision Logistics Holding Corp., lead director for 3PD, Inc. and Chairman of the board of directors of ProTrans International. He holds a degree in business administration from Michigan Technological University.

Jason D. Papastavrou

Jason Papastavrou, Ph.D., 48, is the founder and Chief Investment Officer of ARIS Capital Management, LLC, and is the co-founder of Empiric Asset Management, LLC. Previously, Dr. Papastavrou was the founder and managing director of the Fund of Hedge Funds Strategies Group of Banc of America Capital Management (BACAP); President of BACAP Alternative Advisors; and a Senior Portfolio Manager with Deutsche Asset Management. He was a tenured professor at Purdue University School of Industrial Engineering, and holds a doctorate in electrical engineering and computer science from the Massachusetts Institute of Technology. Dr. Papastavrou serves on the board of directors of United Rentals, Inc.

Oren G. Shaffer

Oren Shaffer, 69, was most recently Vice Chairman and Chief Financial Officer of Qwest Communications International, Inc. (now CenturyLink, Inc.). Previously, Mr. Shaffer was President and Chief Operating Officer of Sorrento Networks, Inc. and Executive Vice President and Chief Financial Officer of Ameritech Corporation, and held senior executive positions with Goodyear Tire & Rubber Company, where he also served on the board of directors. Mr. Shaffer is a director on the boards of Terex Corporation (NYSE: TEX); Belgacom S.A. (BCOM.BR); and Intermec, Inc. (NYSE: IN). He holds a master’s degree in management from the Sloan School of Management, Massachusetts Institute of Technology, and a degree in finance and business administration from the University of California, Berkeley.

Other Reporting Disclosures

Throughout our reports, we refer to the impact of fuel on our business. For purposes of these references, we have considered the impact of fuel surcharge revenues and the related fuel surcharge expenses only as they relate to our Express-1 business unit. The expedited transportation industry commonly negotiates both fuel surcharges charged to customers as well as fuel surcharges paid to carriers. Therefore, we feel that this approach most readily conveys the impact of fuel revenues, costs and the resulting gross margin within this business unit. Our fuel surcharges are determined on a negotiated customer-by-customer basis and are primarily based on a fuel matrix driven by the Department of Energy fuel price index. Fuel surcharge revenues are charged to our customers to provide for variable costs associated with changing fuel prices. Independent contractors and brokered carriers are responsible for the cost of fuel, and therefore are paid a fuel surcharge by the Company to offset their variable cost of fuel. The fuel surcharge payment is expensed as paid and included in the Company’s cost of transportation. Fuel surcharge payments are consistently applied based on the Department of Energy fuel price index and the type of truck utilized. Because fuel surcharge revenues vary based on negotiated customer rates and the overall mix of business, and because our fuel surcharge expense is applied on a consistent basis, gross margin and our gross margin percentage attributable to fuel surcharges will vary from period to period. The impact of fuel surcharge revenue and expense is discussed within management’s discussion and analysis of Express-1.

Within our other two business units, CGL and Bounce, fuel charges to our customers are not commonly negotiated and identified separately from total revenue and the associated cost of transportation. Although fuel costs are factored into overall pricing of these services, they are not typically separately identified between carriers and therefore we have not included an analysis of fuel surcharges for these two operating segments. We believe this is a common practice within the freight forwarding and freight brokerage business sectors.

This discussion and analysis refers from time to time to Express-1’s international operations. These operations consist of freight shipments that originate in or are delivered to either Canada or Mexico. In all cases, these freight shipments either originate in or are delivered to the United States, and therefore only a portion of the freight movement actually takes place in Canada or Mexico. This freight is carried for domestic customers who pay in U.S. dollars. We discuss this freight separately because Express-1 has developed an expertise in cross-docking freight at the border through the utilization of Canadian and Mexican carriers, and this portion of our business has seen significant growth.

This discussion and analysis also refers from time to time to CGL’s international operations. These freight movements also originate in or are delivered to the United States and are primarily paid for in U.S. dollars. We discuss this freight separately because of CGL’s more recent focus on international freight through its purchase of LRG International, Inc. (now known as CGL International), and because we believe that international freight has significant upside potential for the future.

We often refer to the costs of our board of directors, our executive team and certain operating costs associated with operating as a public company as “corporate” charges. In addition to the aforementioned items, we also record items such as our income tax provision and other charges that are reported on a consolidated basis within the corporate line items of the following tables.

The three months ended September 30, 2011 compared to the three months ended September 30, 2010

The following tables are provided to allow users to review quarterly results within our major operating segments.

XPO Logistics, Inc.

Summary Financial Table

For the Three Months Ended September 30, 2011 and 2010

(Unaudited)

	Three Months Ended September 30,		Quarter to Quarter Change		Percent of Business Unit Revenue
	2011	2010	In Dollars	In Percentage	2011	2010
Revenues
Express-1	$23,419,000	$21,407,000	$2,012,000	9.4%	49.4%	48.2%
CGL	16,918,000	18,586,000	(1,668,000)	-9.0%	35.7%	41.8%
Bounce	8,246,000	5,696,000	2,550,000	44.8%	17.4%	12.8%
Intercompany eliminations	(1,194,000)	(1,241,000)	47,000	-3.8%	-2.5%	-2.8%

Total revenues	47,389,000	44,448,000	2,941,000	6.6%	100.0%	100.0%

Direct expenses
Express-1	18,411,000	16,096,000	2,315,000	14.4%	78.6%	75.2%
CGL	15,064,000	16,699,000	(1,635,000)	-9.8%	89.0%	89.8%
Bounce	6,888,000	4,755,000	2,133,000	44.9%	83.5%	83.5%
Intercompany eliminations	(1,194,000)	(1,241,000)	47,000	-3.8%	100.0%	100.0%

Total direct expenses	39,169,000	36,309,000	2,860,000	7.9%	82.7%	81.7%

Gross margin
Express-1	5,008,000	5,311,000	(303,000)	-5.7%	21.4%	24.8%
CGL	1,854,000	1,887,000	(33,000)	-1.7%	11.0%	10.2%
Bounce	1,358,000	941,000	417,000	44.3%	16.5%	16.5%

Total gross margin	8,220,000	8,139,000	81,000	1.0%	17.3%	18.3%

Selling, general & administrative
Express-1	2,555,000	2,779,000	(224,000)	-8.1%	10.9%	13.0%
CGL	1,215,000	1,335,000	(120,000)	-9.0%	7.2%	7.2%
Bounce	859,000	661,000	198,000	30.0%	10.4%	11.6%
Corporate	3,121,000	444,000	2,677,000	602.9%	6.6%	1.0%

Total selling, general & administrative	7,750,000	5,219,000	2,531,000	48.5%	16.4%	11.7%

Operating income
Express-1	2,453,000	2,532,000	(79,000)	-3.1%	10.5%	11.8%
CGL	639,000	552,000	87,000	15.8%	3.8%	3.0%
Bounce	499,000	280,000	219,000	78.2%	6.1%	4.9%
Corporate	(3,121,000)	(444,000)	(2,677,000)	-602.9%	-6.6%	-1.0%

Operating income	470,000	2,920,000	(2,450,000)	-83.9%	1.0%	6.6%

Interest expense	49,000	32,000	17,000	53.1%	0.1%	0.1%
Other expense	—	48,000	(48,000)	-100.0%	0.0%	0.1%

Income before tax	421,000	2,840,000	(2,419,000)	-85.2%	0.9%	6.4%

Tax provision	231,000	1,110,000	(879,000)	-79.2%	0.5%	2.5%

Net income	$190,000	$1,730,000	$(1,540,000)	-89.0%	0.4%	3.9%

XPO Logistics, Inc.

Summary of Selling, General & Administrative Expenses

For the Three Months Ended September 30, 2011 and 2010

(Unaudited)

	Three Months Ended September 30,		Quarter to Quarter Change
	2011	2010	In Dollars	In Percentage
Express-1
Salaries & benefits	$1,732,000	$1,919,000	$(187,000)	-9.7%
Purchased services	365,000	339,000	26,000	7.7%
Depreciation & amortization	93,000	123,000	(30,000)	-24.4%
Other	365,000	398,000	(33,000)	-8.3%

Total selling, general & administrative	2,555,000	2,779,000	(224,000)	-8.1%

CGL
Salaries & benefits	696,000	789,000	(93,000)	-11.8%
Purchased services	123,000	64,000	59,000	92.2%
Depreciation & amortization	144,000	140,000	4,000	2.9%
Other	252,000	342,000	(90,000)	-26.3%

Total selling, general & administrative	1,215,000	1,335,000	(120,000)	-9.0%

Bounce
Salaries & benefits	681,000	472,000	209,000	44.3%
Purchased services	38,000	34,000	4,000	11.8%
Depreciation & amortization	11,000	8,000	3,000	37.5%
Other	129,000	147,000	(18,000)	-12.2%

Total selling, general & administrative	859,000	661,000	198,000	30.0%

Corporate
Salaries & benefits	311,000	118,000	193,000	163.6%
Purchased services	2,470,000	191,000	2,279,000	1193.2%
Depreciation & amortization	5,000	5,000	—	0.0%
Other	335,000	130,000	205,000	15.2%

Total selling, general & administrative	3,121,000	444,000	2,677,000	602.9%

Total SG&A expenses
Total salaries & benefits	3,420,000	3,298,000	122,000	3.7%
Total purchased services	2,996,000	628,000	2,368,000	377.1%
Total depreciation & amortization	253,000	276,000	(23,000)	-8.3%
Total other	1,081,000	1,017,000	64,000	6.3%

Total selling, general & administrative	$7,750,000	$5,219,000	$2,531,000	48.5%

XPO Logistics, Inc.

Summary of Direct Expenses

For the Three Months Ended September 30, 2011 and 2010

(Unaudited)

	Three Months Ended September 30,		Quarter to Quarter Change
	2011	2010	In Dollars	In Percentage
Express-1
Transportation services	$17,634,000	$15,590,000	$2,044,000	13.1%
Insurance	371,000	208,000	163,000	78.4%
Other	406,000	298,000	108,000	36.2%

Total Express-1 direct expense	18,411,000	16,096,000	2,315,000	14.4%

CGL
Transportation services	12,231,000	13,889,000	(1,658,000)	-11.9%
Station commissions	2,798,000	2,785,000	13,000	0.5%
Insurance	35,000	25,000	10,000	40.0%
Other	—	—	—	0.0%

Total CGL direct expense	15,064,000	16,699,000	(1,635,000)	-9.8%

Bounce
Transportation services	6,868,000	4,754,000	2,114,000	44.5%
Insurance	20,000	2,000	18,000	900.0%
Other	—	(1,000)	1,000	—

Total Bounce direct expense	6,888,000	4,755,000	2,133,000	44.9%

Total direct expenses
Transportation services	36,733,000	34,233,000	2,500,000	7.3%
Station commissions	2,798,000	2,785,000	13,000	0.5%
Insurance	426,000	235,000	191,000	81.3%
Other	406,000	297,000	109,000	36.7%
Intercompany eliminations	(1,194,000)	(1,241,000)	47,000	-3.8%

Total direct expenses	$39,169,000	$36,309,000	$2,860,000	7.9%

Consolidated Results

In total, the Company’s consolidated revenue for the third quarter was 6.6% greater than in the same period in 2010. This growth was driven primarily by increased international revenue at Express-1 and continued strong growth at Bounce.

Direct expenses represent expenses attributable to freight transportation. Our “asset-light” operating model provides transportation capacity through variable cost transportation alternatives, and therefore enables us to control our operating costs as our volumes fluctuate. Our primary means of providing capacity are through our fleet of independent contractors at Express-1 and brokerage relationships at CGL and Bounce. We continue to view this operating model as a strategic advantage, particularly in uncertain economic conditions. Our overall gross margin for the third quarter of 2011 was 17.3%, a decrease when compared to 18.3% in the third quarter of 2010. The decrease in gross margin can be attributed primarily to the following items:

•

International shipments at Express-1 tend to be higher revenue transactions, but historically have generated a lower gross margin percentage. As international revenue becomes a larger component of revenue, it is expected to continue to impact the gross margin percentage.

•

Bounce continues to grow at a higher rate than Express-1 and CGL. Bounce’s historically lower gross margin percentage compared with Express-1 will decrease the Company’s overall margin to the extent it becomes a larger percentage of our total revenue.

•	Express-1 results in the third quarter of 2010 were positively impacted by floods in Mexico that generated significantly higher margins than normal.

Selling, general and administrative (“SG&A”) expenses as a percentage of revenue were 16.4% in the third quarter of 2011, an increase from 11.7% in the same period last year. Overall, SG&A expenses increased by $2.5 million for the third quarter of 2011 compared to the same period in 2010, resulting primarily from an increase of $2.4 million in purchased services, of which approximately $700,000 represented indirect expenses associated with the Equity Investment and $1.6 million represented recruiting and other costs related to new executive team appointments. Additionally, salary and benefits increased by $122,000.

The Company finished the three-months ended September 30, 2011 with $190,000 in net income, which is an 89.0% decrease when compared to $1.7 million in the third quarter of 2010. Lower gross margins, indirect transaction costs related to the Equity Investment and professional search fees contributed to the reduction in net income.

Express-1

Express-1 generated third quarter revenue of $23.4 million, reflecting growth of 9.4% compared to the same period in 2010. As Express-1 continued to increase its international operations, its Mexican and Canadian cross-border freight represented 22.6% of revenue for the quarter ended September 30, 2011, compared to 20.2% of revenue for the same period in 2010.

For the quarter ended September 30, 2011, fuel surcharge revenue represented 16.5% of revenue as compared to 12.1% in the same period in 2010. Rising fuel prices positively impacted gross margin percentage in the quarter as our fuel charge revenue mix with our customers became more favorable.

Express-1’s gross margin percentage was 21.4% for the three months ended September 30, 2011, compared to 24.8% for the same quarter in 2010. Reasons for the decrease in gross margin percentage include:

•	The increase in international transactions, which are typically higher revenue shipments at a lower gross margin percentage than our domestic transactions;

•	A higher percentage of shipments placed through brokered carriers, associated mainly with the growth in international business. All cross-border moves are handled by brokered carriers; and

•	Express-1 results in the third quarter of 2010 were positively impacted by floods in Mexico that generated significantly higher margins than normal.

Historically, the utilization of brokered carriers has enabled Express-1 to handle peak volume periods for its customers while building its fleet of owner operators. Brokered carriers are also utilized to more efficiently handle freight that crosses into Canada or Mexico. This component of Express-1’s purchased transportation costs is critical to our ongoing success; however, gross margin percentages relating to this business are typically lower than margins associated with our own fleet of independent contractors. During the quarter ended September 30, 2011, 34.2% of Express-1’s revenue was carried by brokered carriers as compared to 32.6% in the same quarter in 2010. The increase was due primarily to the growth of our international business.

SG&A expenses decreased by $224,000 for the three-month period ended September 30, 2011, compared to the same period in 2010. Of the decrease in SG&A, $115,000 of the decrease relates to a reduction in costs associated with the change from self-funded insurance to a traditional plan, which has stabilized expenses. Salaries, purchased services and depreciation and amortization remained relatively flat between these comparable periods.

Operating income was consistent between the quarters ended September 30, 2011 and September 30, 2010, with $2.5 million in operating income for both periods.

Management’s growth strategy for Express-1 is based on:

•	Targeted investments to expand the sales and service workforce, in order to capture key opportunities in specialized areas (e.g., refrigeration and defense);

•	An increased focus on carrier recruitment and retention, as well as improved utilization of the current carrier fleet;

•	Technology upgrades to improve efficiency in sales and carrier procurement; and

•	Selective acquisitions of non-asset based expedited businesses that would benefit from our scale and potential access to capital.

CGL

CGL’s revenue for the quarter ended September 30, 2011 decreased to $16.9 million from revenue of $18.6 million for the same period in 2010. The decrease was primarily the result of certain lost revenue from larger customers and specific project work from 2010 that was not offset by revenue gains in other areas.

Direct expenses consisted primarily of payments for purchased transportation and payments to CGL’s independent offices that control the overall operation of our customers’ shipments. As a percentage of revenue, direct expenses improved to 89.0% for the quarter ended September 30, 2011, compared to 89.8% for the same period in 2010. The gross margin percentage in the third quarter of 2011 increased to 11.0%. The improvement reflects a favorable change in service mix, specifically an increase in international business and a decrease in lower-margin deferred shipments.

SG&A expenses as a percentage of revenue remained constant at 7.2% of revenue for the quarters ended September 30, 2011 and 2010. Overall, SG&A expenses decreased in the third quarter of 2011 by $120,000 as compared to the same period in 2010.

Primarily as a result of the factors discussed above, CGL’s second quarter operating income increased 15.8% to $639,000 in 2011 compared to $552,000 for the same period in 2010.

As of September 30, 2011, the Company maintained a network of 23 independent offices and two Company-owned branches. The amount of stations was similar to the same period in 2010.

Management’s growth strategy for CGL is based on:

•	Plans to open new offices in key U.S. markets, which will consist of both Company-owned and independently operated stations;

•	Increased international growth, with a focus on Asia and Latin America;

•	Technology upgrades to improve efficiency in sales and carrier procurement; and

•	Selective acquisitions of complementary, non-asset based freight forwarding businesses.

Bounce

Bounce continues to see significant growth, with revenue for the quarter ended September 30, 2011 increasing by 44.8% to $8.2 million, compared to revenue of $5.7 million for the quarter ended September 30, 2010. Revenue growth was largely driven by expansion of the Bounce customer base resulting from a year-over-year headcount increase of eight salespeople in the quarter.

For the quarter ended September 30, 2011, Bounce’s direct transportation expenses remained constant at 83.5% as a percentage of revenue, compared to the same period in 2010. Additional volume coupled with gross margin of 16.5% added an additional $417,000 of gross margin, compared to the same period last year.

As a percentage of revenue, SG&A costs decreased to 10.4% for the third quarter of 2011, compared to 11.6% for the third quarter of 2010. Overall SG&A expenses increased by $198,000 for the quarter compared to the same period in 2010. Salaries and benefits increased by $209,000, due primarily to an increase in head count. Purchased services, other expenses and depreciation and amortization remained relatively unchanged for the quarters ended September 30, 2011 and 2010.

The above items resulted in operating income of $499,000 for the quarter ended September 30, 2011, an increase of 78.2% from $280,000 for the same period last year.

Management’s growth strategy for Bounce is based on:

•	Investment in an expanded sales and service workforce;

•	Technology upgrades to improve efficiency in sales and carrier procurement; and

•	The integration of industry best practices, with specific focus on better leveraging our scale and lowering administrative overhead.

Management’s growth strategy for the broader truck brokerage segment is based on:

•	Selective acquisitions of non-asset based truck brokerage firms that would benefit from our scale and potential access to capital;

•	The opening of a significant number of new truck brokerage offices in the U.S.; and

•	Investments in an expanded sales and service workforce, supported by sophisticated technology for sales, freight tracking and carrier procurement.

Corporate

Corporate costs for the quarter ended September 30, 2011 increased by $2.7 million as compared to the same period in 2010. As a percentage of revenue, corporate costs increased to 6.6% for the quarter ended September 30, 2011, compared with 1.0% in the same period in 2010. This increase was primarily due to approximately $700,000 of indirect expenses related to the Equity Investment, and $1.6 million of recruiting and other costs related to new executive team appointments. Additionally, salary and benefits increased by $193,000.

The nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

The following tables are provided to allow users to review year-to-date results within our major operating segments.

XPO Logistics, Inc.

Summary Financial Table

For the Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	Nine Months Ended September 30,		Year to Year Change		Percent of Business Unit Revenue
	2011	2010	In Dollars	In Percentage	2011	2010
Revenues
Express-1	$67,221,000	$58,176,000	$9,045,000	15.5%	50.5%	50.0%
CGL	48,379,000	47,598,000	781,000	1.6%	36.4%	40.9%
Bounce	20,916,000	13,494,000	7,422,000	55.0%	15.7%	11.6%
Intercompany eliminations	(3,525,000)	(2,838,000)	(687,000)	24.2%	-2.6%	-2.5%

Total revenues	132,991,000	116,430,000	16,561,000	14.2%	100.0%	100.0%

Direct expenses
Express-1	53,173,000	44,358,000	8,815,000	19.9%	79.1%	76.2%
CGL	43,128,000	42,653,000	475,000	1.1%	89.1%	89.6%
Bounce	17,608,000	11,280,000	6,328,000	56.1%	84.2%	83.6%
Intercompany eliminations	(3,525,000)	(2,838,000)	(687,000)	24.2%	100.0%	100.0%

Total direct expenses	110,384,000	95,453,000	14,931,000	15.6%	83.0%	82.0%

Gross margin
Express-1	14,048,000	13,818,000	230,000	1.7%	20.9%	23.8%
CGL	5,251,000	4,945,000	306,000	6.2%	10.9%	10.4%
Bounce	3,308,000	2,214,000	1,094,000	49.4%	15.8%	16.4%

Total gross margin	22,607,000	20,977,000	1,630,000	7.8%	17.0%	18.0%

Selling, general & administrative
Express-1	7,680,000	7,155,000	525,000	7.3%	11.4%	12.3%
CGL	3,741,000	3,582,000	159,000	4.4%	7.7%	7.5%
Bounce	2,499,000	1,696,000	803,000	47.3%	11.9%	12.6%
Corporate	4,574,000	1,459,000	3,115,000	213.5%	3.4%	1.3%

Total selling, general & administrative	18,494,000	13,892,000	4,602,000	33.1%	13.9%	11.9%

Operating income
Express-1	6,368,000	6,663,000	(295,000)	-4.4%	9.5%	11.5%
CGL	1,510,000	1,363,000	147,000	10.8%	3.1%	2.9%
Bounce	809,000	518,000	291,000	56.2%	3.9%	3.8%
Corporate	(4,574,000)	(1,459,000)	(3,115,000)	-213.5%	-3.4%	-1.3%

Operating income	4,113,000	7,085,000	(2,972,000)	-41.9%	3.1%	6.1%

Interest expense	145,000	140,000	5,000	3.6%	0.1%	0.1%
Other expense	62,000	102,000	(40,000)	-39.2%	0.0%	0.1%

Income before tax	3,906,000	6,843,000	(2,838,000)	-42.9%	2.9%	5.9%

Tax provision	1,685,000	2,775,000	(1,090,000)	-39.3%	1.3%	2.4%

Net income	$2,221,000	$4,068,000	$(1,847,000)	-45.4%	1.7%	3.5%

XPO Logistics, Inc.

Summary of Selling, General & Administrative Expenses

For the Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	Nine Months Ended September 30,		Year to Year Change
	2011	2010	In Dollars	In Percentage
Express-1
Salaries & benefits	$5,209,000	$5,075,000	$134,000	2.6%
Purchased services	1,066,000	866,000	200,000	23.1%
Depreciation & amortization	317,000	362,000	(45,000)	-12.4%
Other	1,088,000	852,000	236,000	27.7%

Total selling, general & administrative	7,680,000	7,155,000	525,000	7.3%

CGL
Salaries & benefits	2,123,000	2,002,000	121,000	6.0%
Purchased services	310,000	154,000	156,000	101.3%
Depreciation & amortization	430,000	484,000	(54,000)	-11.2%
Other	878,000	942,000	(64,000)	-6.8%

Total selling, general & administrative	3,741,000	3,582,000	159,000	4.4%

Bounce
Salaries & benefits	1,779,000	1,216,000	563,000	46.3%
Purchased services	113,000	60,000	53,000	88.3%
Depreciation & amortization	32,000	23,000	9,000	39.1%
Other	575,000	397,000	178,000	44.8%

Total selling, general & administrative	2,499,000	1,696,000	803,000	47.3%

Corporate
Salaries & benefits	598,000	421,000	177,000	42.0%
Purchased services	3,423,000	695,000	2,728,000	392.5%
Depreciation & amortization	16,000	14,000	2,000	14.3%
Other	537,000	329,000	208,000	63.2%

Total selling, general & administrative	4,574,000	1,459,000	3,115,000	213.5%

Total SG&A expenses
Total salaries & benefits	9,709,000	8,714,000	995,000	11.4%
Total purchased services	4,912,000	1,775,000	3,137,000	176.7%
Total depreciation & amortization	795,000	883,000	(88,000)	-10.0%
Total other	3,078,000	2,520,000	558,000	22.1%

Total selling, general & administrative	$18,494,000	$13,892,000	$4,602,000	33.1%

XPO Logistics, Inc.

Summary of Direct Expenses

For the Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	Nine Months Ended September 30,		Year to Year Change
	2011	2010	In Dollars	In Percentage
Express-1
Transportation services	$50,888,000	$42,929,000	$7,959,000	18.5%
Insurance	1,038,000	724,000	314,000	43.4%
Other	1,247,000	705,000	542,000	76.9%

Total Express-1 direct expense	53,173,000	44,358,000	8,815,000	19.9%

CGL
Transportation services	34,643,000	34,767,000	(124,000)	-0.4%
Station commissions	8,387,000	7,798,000	589,000	7.6%
Insurance	99,000	87,000	12,000	13.8%
Other	(1,000)	1,000	(2,000)	-200.0%

Total CGL direct expense	43,128,000	42,653,000	475,000	1.1%

Bounce
Transportation services	17,562,000	11,273,000	6,289,000	55.8%
Insurance	45,000	8,000	37,000	462.5%
Other	1,000	(1,000)	2,000	-200.0%

Total Bounce direct expense	17,608,000	11,280,000	6,328,000	56.1%

Total direct expenses
Transportation services	103,093,000	88,969,000	14,124,000	15.9%
Station commissions	8,387,000	7,798,000	589,000	7.6%
Insurance	1,182,000	819,000	363,000	44.3%
Other	1,247,000	705,000	542,000	76.9%
Intercompany eliminations	(3,525,000)	(2,838,000)	(687,000)	24.2%

Total direct expenses	$110,384,000	$95,453,000	$14,931,000	15.6%

Consolidated Results

For the nine months ended September 30, 2011, revenue for each of the business units increased when compared to the same period in 2010. In total, our revenue for the first nine months of 2011 was 14.2% greater than for the comparable period in 2010. This organic growth comes primarily from our international revenue at Express-1 and continued growth at Bounce.

Direct expenses represent expenses attributable to freight transportation. Our “asset-light” operating model provides transportation capacity through variable cost transportation alternatives, and therefore enables us to control our operating costs as our volumes fluctuate. Our primary means of providing capacity are through our fleet of independent contractors at Express-1 and brokerage relationships at CGL and Bounce. We continue to view this operating model as a strategic advantage, particularly in uncertain economic conditions. Our overall gross margin for the nine months ended September 30, 2011 was 17.0%, a decrease when compared to 18.0% in the comparable nine months of 2010. The decrease in gross margin as a percentage of revenue can be attributed to the fact that international shipments tend to provide higher revenue, but at a lower gross margin percentage. As international revenue becomes a larger component of our revenue, it is expected that the gross margin percentage will decrease. In addition, Bounce continues to grow at a higher rate than Express-1 and CGL, and Bounce’s historically lower margin percentage will decrease the Company’s overall margin percentage. Market conditions remain highly competitive, which also can contribute to a lower gross margin percentage.

SG&A expenses as a percentage of revenue increased from 11.9% during the nine months ended September 30, 2010 to 13.9% for the same period in 2011. Overall, SG&A expenses increased by $4.6 million for the first nine months of 2011 compared to the same period in 2010, reflecting increases of $1.0 million in salaries and benefits, $3.1 million in purchased services and $470,000 in total other expenses. $1.0 million of the SG&A increase represented indirect costs including accounting, attorney and various other expenses related to the Equity Investment, and $1.6 million represented recruiting and other costs related to new executive team appointments.

For the nine months ended September 30, 2011, the Company’s net income decreased by $1.8 million to $2.2 million when compared to the nine months ended September 30, 2010, primarily due to the factors noted above.

Express-1

For the nine month period ended September 30, 2011, Express-1 generated $67.2 million in revenue, which represented an increase of 15.5% compared to the same period in 2010. As Express-1 continued to increase its international operations, revenue related to Mexican and Canadian cross-border freight transactions increased by $5.0 million compared to the nine months ended September 30, 2010. Express-1’s customer base continues to diversify both geographically and by industry, and we believe that growth will come from both existing customers who will increase their shipping volumes, and additional freight moved for new customers.

Fuel prices have remained higher for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. This has resulted in a corresponding increase in fuel surcharge revenue as a percentage of total revenue. For the nine month period ended September 30, 2011, fuel surcharge revenue represented 16.6% of revenue as compared to 12.1% for the same period in 2010. This increase in fuel surcharge positively impacted gross margin percentage for the nine months ended September 30, 2011.

Express-1’s gross margin percentage was 20.9% for the nine months ended September 30, 2011, compared to 23.8% for the same period in 2010. One reason for the significant decrease in gross margin percentage is the mixture of international revenue and revenue from large customers, who tend to carry lower gross margin percentages. In addition, brokered carriers are utilized by Express-1 to more efficiently handle freight that crosses into Canada or Mexico. This component of Express-1’s purchased transportation cost is critical to our ongoing success; however, gross margin percentages relating to this business are typically lower than gross margin percentages associated with our own fleet of independent contractors. During the nine months ended September 30, 2011, 32.6% of Express-1’s revenue was associated with brokered carriers as compared to 29.6% in the same period in 2010.

SG&A as a percentage of revenue for the nine months ended September 30, 2011 decreased to 11.4%, compared to 12.3% for the same period in 2010. SG&A expenses increased by $525,000 for the nine months ended September 30, 2011, compared to the same period in 2010. Of the increase in SG&A, $236,000 related to other expenses. An increase of $80,000 in travel, meals and entertainment was the largest component of this difference. Purchased services increased by $200,000 during the period, the largest component relating to custom software improvements. Additionally, salaries and benefits increased by $134,000 related to an increase in headcount at Express-1.

Operating income for the nine-month period ended September 30, 2011 was $6.4 million, compared to $6.7 million for the same period in 2010, representing a decrease of $300,000. This decrease was due primarily to the decrease in gross margin percentage.

CGL

CGL experienced slight growth during the nine months ended September 30, 2011. Revenue of $48.4 million compared favorably to revenue of $47.6 million for the same period in 2010, representing a 1.6% increase.

Direct expenses consisted primarily of payments for purchased transportation and payments to CGL’s independent offices that control the overall operation of our customers’ shipments. As a percentage of revenue, direct expenses represented 89.1% for the nine months ended September 30, 2011, compared to 89.6% for the same period in 2010. CGL’s gross margin percentage improved to 10.9%, compared to 10.4% for the same period in 2010.

SG&A stayed relatively consistent for the nine months ended September 30, 2011. SG&A expenses represented 7.7% of revenue for the period, compared to 7.5% of revenue for the same period in 2010. Overall expenses increased for the nine months ended September 30, 2011 by $159,000 as compared to the same period in 2010, due primarily to increased salaries and benefits relating to additional staff employed during the period.

For the nine months ended September 30, 2011, CGL’s operating income was $1.5 million, compared to $1.4 million for the same period in 2010. This increase of 10.8% was due primarily to improved margins and SG&A efficiency.

As of September 30, 2011, the Company maintained a network of 23 independent offices and two Company-owned branches. The number of stations was similar to the same period in 2010.

Bounce

Bounce continues to see significant growth, with revenue for the nine months ended September 30, 2011 increasing by 55.0% to $20.9 million compared to revenue of $13.5 million for the same period in 2010. The revenue growth can be attributed in part to a focus on increasing our customer base through investments in sales headcount and marketing.

For the nine months ended September 30, 2011, Bounce’s direct transportation expenses increased to 84.2% as a percentage of revenue, as compared to 83.6% for the same period in 2010. We believe that this increase reflects a tightening of truck capacity in the marketplace as growth in demand has outpaced supply. The impact on the gross margin percentage has been more than offset by additional business in the period, as an additional $1.1 million in gross margin was generated for the nine months ended September 30, 2011 compared to the same period in 2010. We continue to have confidence in Bounce’s ability to grow and access truck capacity for the remainder of 2011.

As a percentage of revenue, SG&A costs fell to 11.9% for the nine months ended September 30, 2011, compared to 12.6% in the same period in 2010. Overall SG&A expenses increased by $803,000 for the nine months ended September 30, 2011 compared to the same period in 2010. Salaries and benefits increased by $563,000 resulting from the addition of employees between September 30, 2010 and September 30, 2011. Other expenses increased by $178,000 during the nine months ended September 30, 2011, primarily as a result of increases in advertising of approximately $60,000, and travel, meals and entertainment expense increases of approximately $30,000. Bounce is also investing resources in the area of capacity management, which we believe will generate more capacity moving forward.

The above items have resulted in Bounce generating operating income of $809,000 for the nine months ended September 30, 2011, compared to $518,000 for the nine months ended September 30, 2010.

Corporate

Corporate SG&A costs for the nine months ended September 30, 2011 increased by $3.1 million or 213.5% as compared to the same period in 2010. This increase relates to $1.0 million in accounting, legal, financial consulting and other costs associated with the Equity Investment as mentioned above. In addition the Company has incurred $1.6 million of recruiting and other costs related to new executive team appointments.

Non-GAAP Financial Measures

Earnings before interest, taxes, depreciation and amortization, or EBITDA, is a non-GAAP financial measure as defined under the rules and regulations of the SEC. “EBITDA” is defined as net income increased by the sum of interest expense, income taxes, depreciation and amortization. We believe EBITDA is a useful measure of operating performance because it allows management, investors and others to evaluate and compare our core operating results from period to period by removing the impact of our capital structure (interest expense from our outstanding debt), asset base (depreciation and amortization) and tax consequences. In addition to its use by management, we believe EBITDA is a measure widely used by securities analysts, investors and others to evaluate the financial performance of companies in our industry. Other companies may calculate EBITDA differently, and therefore our EBITDA may not be comparable to similarly titled measures of other companies. EBITDA is not a measure of financial performance or liquidity under United States generally accepted accounting principles and should not be considered in isolation or as an alternative to net income, cash flows from operating activities and other measures determined in accordance with United States generally accepted accounting principles. Items excluded from EBITDA are significant and necessary components of the operations of our business, and, therefore, EBITDA should only be used as a supplemental measure of our operating performance. The following is a reconciliation of EBITDA to net income for the three-month periods ended September 30, 2011 and 2010 and the nine-month periods ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Net income	$190,000	$1,730,000	$2,221,000	$4,068,000
Interest expense	49,000	32,000	145,000	140,000
Income tax provision	231,000	1,110,000	1,685,000	2,775,000
Depreciation and amortization	305,000	325,000	944,000	1,026,000

EBITDA	$775,000	$3,197,000	$4,995,000	$8,009,000

Liquidity and Capital Resources

General

As of September 30, 2011, we had $84.2 million of working capital with associated cash of $71.5 million compared with working capital of $12.3 million and cash of $561,000 as of December 31, 2010. This represents an increase of $71.9 million or 584.1% in working capital during the nine-month period ended September 30, 2011, primarily due to the net proceeds of cash received relating to the Equity Investment which closed on September 2, 2011. The Company does not have any material commitments that have not been disclosed elsewhere. We continually evaluate our liquidity requirements, capital needs and availability of capital resources based on our operating needs. We believe that our existing cash balances, together with the funds expected to be generated from operations and funds available under our revolving credit facility, will be sufficient to finance our existing operations for the next 12 months.

Cash Flow

During the nine months ended September 30, 2011, $3.3 million was generated in cash from operations compared to the generation of $203,000 for the comparable period in 2010. The primary source of cash for the nine-month period ended September 30, 2011 was our trucking revenue, while the primary use of cash for the period was payment for transportation services.

Cash generated from revenue equaled $131.0 million for the nine months ended September 30, 2011 as compared to $107.6 million for the same period in 2010 and correlates directly with revenue increases between the two periods. Cash flow increases are related primarily to volume increases and a decrease in our average days outstanding in accounts receivable by eight days between the nine-month periods ended September 30, 2011 and September 30, 2010.

Cash used for payment of transportation services for the nine months ended September 30, 2011 equaled $111.2 million as compared to $92.2 million for the same period in 2010. The increase in cash outflows between the two periods also directly correlates to the increase in business between the two years. Our average days outstanding in accounts payable and accrued expenses decreased by eight days between the nine-month periods ended September 30, 2011 and September 30, 2010.

Other operating uses of cash included SG&A items, which equaled $16.0 million and $12.3 million for the nine months ended September 30, 2011 and 2010, respectively. Significant SG&A items include payroll and purchased services. For the nine-month period ended September 30, 2011, payroll expenses equaled $9.7 million as compared to $8.7 million for the same period in 2010. Included in the $9.7 million in payroll expenses is $294,000 of increased payroll incentives accrued during the period, which will be paid in future periods.

Investing activities used approximately $883,000 during the nine months ended September 30, 2011 compared to a use of $480,000 from these activities during the comparable period in 2010. During this period, cash was used to purchase fixed assets of $442,000 in addition to our initial earn-out payment of $450,000 to the former owners of LRG International. During the same period in 2010 the Company used $482,000 to purchase fixed assets.

Financing activities generated approximately $68.5 million for the nine months ended September 30, 2011, compared to $733,000 for the same period in 2010. Sources of cash from financing activities during the nine months ended September 30, 2011 included $71.6 million of net proceeds from the issuance of the Series A Preferred Stock and the Warrants and $727,000 in proceeds from the exercise of options. The primary uses of cash for the nine months ended September 30, 2011 were payments on our line of credit of $2.7 million and payments on our term loan of $1.2 million. During the same period in 2010, sources of cash from financing activities included $5.0 million of proceeds from our term loan, in addition to $434,000 in proceeds associated with the exercise of stock options during the period. Uses of cash for financing activities for the nine months ended September 30, 2010 included payments on term debt of $2.2 million and net payments on the line of credit of $2.5 million.

Long-Term Debt and Line of Credit

The Company entered into a $5.0 million term loan on March 30, 2010. Commencing April 30, 2010, the term loan is payable in 36 consecutive monthly installments consisting of $139,000 in monthly principal payments plus the unpaid interest accrued on the loan. Interest is payable at the one-month LIBOR plus 225 basis points (2.47% as of September 30, 2011).

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

Substantially all of the assets of the Company are pledged as collateral securing the Company’s performance under the revolving credit facility and the term loan. The revolving credit facility bears interest based upon the one-month LIBOR plus a current increment of 175 basis points (1.97% as of September 30, 2011).

The credit agreement governing the revolving credit facility and the term loan contains certain covenants related to the Company’s financial performance. Included among the covenants are a fixed charge coverage ratio and a total funded debt to earnings before interest, taxes, depreciation and amortization ratio. As of September 30, 2011, the Company was in compliance with all terms under the credit agreement and no events of default existed under the terms of this agreement.

The Company had outstanding standby letters of credit as of September 30, 2011 of $410,000 related to insurance policies either continuing in force or recently cancelled. Amounts outstanding for letters of credit reduce the amount available under our line of credit on a dollar-for-dollar basis.

Available capacity in excess of outstanding borrowings under the line of credit was approximately $9.6 million as of September 30, 2011. The revolving credit facility matures on March 31, 2013.

Contractual Obligations

The following table reflects contractual obligations of the Company as of September 30, 2011.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Long-term debt	$2,500,000	$1,666,000	$834,000	$—	$—
Capital leases payable	47,000	8,000	19,000	20,000	—

Total long-term debt and capital leases	2,547,000	1,674,000	853,000	20,000	—
Line of credit	—	—	—	—	—
Operating/real estate leases	799,000	427,000	329,000	43,000	—
Earnout obligation — LRG International	450,000	450,000	—	—	—
Employment contracts	6,393,000	2,380,000	3,181,000	832,000	—

Total contractual cash obligations	$10,189,000	$4,931,000	$4,363,000	$895,000	$—

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2011.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of such time such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

Changes in internal controls. There were no changes in our internal controls over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings.

From time to time, the Company is involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of September 30, 2011.

Item 1A.	Risk Factors.

Not required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

As previously reported in our Current Report on Form 8-K filed with the SEC on September 6, 2011, the Company issued to the Investors, for $75,000,000 in cash, the Series A Preferred Stock and the Warrants on September 2, 2011. The Series A Preferred Stock and the Warrants were sold to the Investors in a transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof, as an offering not involving any public offering.

Item 3.	Defaults upon Senior Securities.

The credit agreement governing the Company’s revolving credit facility and term loan contains various covenants pertaining to the maintenance of certain financial ratios. As of September 30, 2011, the Company was in compliance with the ratios required under this agreement. No events of default exist on this agreement as of the filing date.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

2.1	Investment Agreement, dated as of June 13, 2011, by and among Jacobs Private Equity, LLC, each of the other investors party thereto and XPO Logistics, Inc.* (1)

4.1	Certificate of Designation of Series A Convertible Perpetual Preferred Stock of XPO Logistics, Inc. (2)

4.2	Form of Warrant Certificate. (2)

4.3	Registration Rights Agreement, dated as of September 2, 2011, by and among Jacobs Private Equity, LLC, each of the other holders and designated secured lenders party thereto and XPO Logistics, Inc. (2)

10.1	Amendment No. 1 to Employment Agreement with John D. Welch, dated July 18, 2011. (3)

10.2	Amendment No. 4 to Employment Agreement with Michael R. Welch, dated July 18, 2011. (3)

10.3	Amendment No. 1 to Employment Agreement with Daniel Para, dated July 18, 2011.

10.4	Employment Agreement, dated as of September 20, 2011, by and between XPO Logistics, Inc. and Scott Malat.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

101	Interactive Data Files.

*	The schedules to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any such omitted schedules to the SEC upon request.
(1)	Incorporated by reference from Exhibit 2.1 of the registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2011.
(2)	Incorporated by reference from Exhibits 4.1, 4.2 and 4.3 of the registrant’s Current Report on Form 8-K filed with the SEC on September 6, 2011.
(3)	Incorporated by reference from Exhibits 10.1 and 10.2 of the registrant’s Current Report on Form 8-K filed with the SEC on July 22, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XPO Logistics, Inc.

/s/ Bradley S. Jacobs
Bradley S. Jacobs
Chief Executive Officer
(Principal Executive Officer)

/s/ John D. Welch
John D. Welch
Chief Financial Officer
(Principal Financial Officer)

Date: November 10, 2011

Exhibit Index

Exhibit No.	Description

10.3	Amendment No. 1 to Employment Agreement with Daniel Para, dated July 18, 2011.

10.4	Employment Agreement, dated as of September 20, 2011, by and between XPO Logistics, Inc. and Scott Malat.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

101	Interactive Data Files.