Form 10-K
period 2011-12-31
XPO Logistics, Inc.
filed 2012-03-01
CIK 1166003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant was approximately $84.9 million as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of $12.44 per share on the NYSE Amex on that date.

As of February 20, 2012, there were 8,369,249 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2012 Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement is not deemed to be filed as part hereof.

XPO LOGISTICS, INC.

FORM 10-K—FOR THE YEAR ENDED DECEMBER 31, 2011

Exhibit Index

This Annual Report on Form 10-K is for the year ended December 31, 2011. The Securities and Exchange Commission (the “Commission”) allows us to incorporate by reference information that we file with the Commission, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the Commission in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, “Company,” “we,” “us” and “our” refer to XPO Logistics, Inc. and its subsidiaries.

PART I

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K and other written reports and oral statements we make from time to time contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. In some cases, forward-looking statements can be identified by the use of forward-looking terms such as “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” or the negative of these terms or other comparable terms. However, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to a material difference include, but are not limited to, those discussed elsewhere in this Annual Report, including the section entitled “Risk Factors”, the risks in the Company’s filings with the Commission and the following: economic conditions generally; competition; the Company’s ability to find suitable acquisition candidates and execute its acquisition strategy; the Company’s ability to raise capital; the Company’s ability to attract and retain key employees to execute its growth strategy; the Company’s ability to develop and implement a suitable information technology system; the Company’s ability to maintain positive relationships with its network of third-party transportation providers; and governmental regulation. All forward-looking statements set forth in this Annual Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The following discussion should be read in conjunction with the Company’s audited Consolidated Financial Statements and related Notes thereto included elsewhere in this Annual Report. Forward-looking statements set forth in this Annual Report speak only as of the date hereof and we do not undertake any obligation to update forward-looking statements to reflect subsequent events or circumstances, changes in expectations or the occurrence of unanticipated events.

ITEM 1.	BUSINESS

General

XPO Logistics, Inc., a Delaware corporation (the “Company”, “we”, “our” or “us”), is a third party logistics provider of freight transportation services through three non-asset based or asset-light business units: Expedited Transportation, Freight Forwarding and Freight Brokerage. These business units provide services complementary to each other, effectively giving us a platform for expansion in three distinct areas of the transportation industry.

Business Unit	Subsidiary(ies)	Primary Office Location(s)	Date Initiated or Acquired
Expedited Transportation	Express-1	Buchanan, Michigan	August 2004
Freight Forwarding	Concert Group Logistics	Downers Grove, Illinois	January 2008
Freight Brokerage	Bounce Logistics and	South Bend, Indiana and	March 2008
	XPO Logistics	Phoenix, Arizona

Expedited Transportation—Express-1, Inc. (“Express-1”) was founded in 1989 and acquired in 2004. Express-1 provides time-critical expedited transportation to its customers, most typically through carrier arrangements that assign one truck to a load, with a specified delivery time requirement. Most of the services provided by Express-1 are completed via a fleet of exclusive-use vehicles that are owned and operated by independent contract drivers.

Freight Forwarding—Concert Group Logistics, Inc. (“CGL”) was founded in 2001 and acquired in 2008. CGL provides freight forwarding services through a network of independently owned stations and Company-owned branches located throughout the United States. These stations and branches are responsible for selling and operating freight forwarding transportation services within their geographic area under the authority of CGL. In October 2009, certain assets and liabilities of LRG International Inc. (now known as CGL International) were purchased to complement the operations of CGL through two Florida branches that primarily provide international freight forwarding services. The financial reporting of this operation has been included within CGL.

Freight Brokerage—Through our Freight Brokerage unit, we arrange freight transportation and provide related logistics and supply chain services to customers in North America, ranging from commitments on specific individual shipments to more comprehensive and integrated relationships. From January 2008 until the fourth quarter of 2011, we provided these services solely through our Bounce Logistics, Inc. subsidiary (“Bounce Logistics”). During the fourth quarter of 2011, we opened a sales office in Phoenix, Arizona, which provides freight brokerage services under the name “XPO Logistics”. The Phoenix office is the first of several cold-start sales offices we plan to open during the next two years.

The Company generally does not own its own trucks, ships or planes; instead we use a network of relationships with ground, ocean and air carriers to find the best transportation solutions for our customers. This allows capital to be invested primarily in expanding our workforce of talented people who are adept in the critical areas of competitive selling, price negotiation, carrier relations and customer service.

Growth Strategy

Following a significant equity investment by Jacobs Private Equity, LLC (“JPE”) in the Company in September 2011 (as described below under “Recent Developments”), we began to implement a growth strategy that will leverage our strengths—including management expertise, substantial liquidity and potential access to additional capital—in pursuit of profitable growth. Our strategy anticipates that this will be facilitated by a highly experienced executive team recently put in place, and by new technology that will integrate our operations on a shared platform for cross-company benchmarking and analysis.

Our growth strategy focuses on the following three key areas:

•

Targeted acquisitions—We intend to make selective acquisitions of non-asset based logistics freight brokerage businesses that would benefit from our greater scale and potential access to capital, and we may make similar acquisitions of freight forwarding, expedited and intermodal service businesses, among others. We believe that we are in a position to make the first phase of acquisitions by using existing cash and expanding our credit facilities.

•

Organic growth—We plan to establish new freight brokerage offices in locations across North America, and we are actively recruiting managers with a proven track record of building successful brokerage operations. We expect the new brokerage offices to generate revenue growth by developing customer and carrier relationships in new territories.

•

Optimized operations—We intend to optimize our existing operations, acquired companies and greenfield locations by investing in an expanded sales and service workforce, implementing an advanced information technology infrastructure, incorporating industry best practices, and leveraging scale to share capacity more efficiently and increase buying power.

Recent Developments

Equity Investment

In September 2011, pursuant to the Investment Agreement, dated as of June 13, 2011 (the “Investment Agreement”), by and among JPE, the other investors party thereto (collectively with JPE, the “Investors”) and the

Company, we issued to the Investors, for $75.0 million in cash: (i) an aggregate of 75,000 shares of our Series A Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”), which are initially convertible into an aggregate of 10,714,286 shares of our common stock, and (ii) warrants initially exercisable for an aggregate of 10,714,286 shares of our common stock at an initial exercise price of $7.00 per common share (the “Warrants”). Our stockholders approved the issuance of the Series A Preferred Stock and the Warrants at the special meeting of our stockholders on September 1, 2011. We refer to this investment as the “Equity Investment.” See Note 10 to our audited Consolidated Financial Statements in Item 8 of this Annual Report.

The conversion feature of the Series A Preferred Stock was determined to be a beneficial conversion feature (“BCF”) based on the effective initial conversion price and the market value of our common stock at the commitment date for the issuance of the Series A Preferred Stock. Generally accepted accounting principles in the United States (“US GAAP”) require that we recognize the BCF related to the Series A Preferred Stock as a discount on the Series A Preferred Stock and amortize such amount as a deemed distribution through the earliest conversion date. The calculated value of the BCF was in excess of the relative fair value of net proceeds allocated to the Series A Preferred Stock. Accordingly, during the third quarter of 2011 we recorded a discount on the Series A Preferred Stock of $44.2 million with immediate recognition of this amount as a deemed distribution because the Series A Preferred Stock is convertible at any time.

Change of Company Name

In connection with the closing of the Equity Investment, our name was changed from “Express-1 Expedited Solutions, Inc.” to “XPO Logistics, Inc.” on September 2, 2011. Our stockholders approved the amendment to our certificate of incorporation effecting the name change at the special meeting of our stockholders on September 1, 2011.

Reverse Stock Split

In connection with the closing of the Equity Investment, we effected a 4-for-1 reverse stock split on September 2, 2011. Our stockholders approved the amendment to our certificate of incorporation effecting the reverse stock split at the special meeting of our stockholders on September 1, 2011. Unless otherwise noted, all share-related amounts in this Annual Report and our audited Consolidated Financial Statements and the related Notes thereto reflect the reverse stock split.

In connection with the reverse stock split, our stockholders received one new share of our common stock for every four shares of common stock held at the effective time. The reverse stock split reduced the number of shares of outstanding common stock from 33,011,561 to 8,252,891. Proportional adjustments were made to the number of shares issuable upon the exercise of outstanding options to purchase shares of common stock and the per share exercise price of those options.

Increase in Authorized Shares of Common Stock

In connection with the closing of the Equity Investment, the number of authorized shares of our common stock was increased from 100,000,000 shares to 150,000,000 shares on September 2, 2011. Our stockholders approved the amendment to our certificate of incorporation effecting the increase in the number of authorized shares of common stock at the special meeting of the Company’s stockholders on September 1, 2011.

Our Business Units

As of December 31, 2011, our operations consisted of three business units: Expedited Transportation, Freight Forwarding and Freight Brokerage. Each of these business units is described more fully below. In accordance with US GAAP, we have summarized business unit financial information under Note 17 in the audited Consolidated Financial Statements included in Item 8 of this Annual Report. Accounting policies for the reportable operating units are the same as those described in the summary of significant accounting policies in Note 1 to the audited Consolidated Financial Statements contained in Item 8 of this Annual Report. The table below contains some basic information relating to our units.

XPO Logistics, Inc.

Business Unit Financial Data

	Year	Revenues	Operating Income	Total Assets
Expedited Transportation*	2011	$87,558,000	$8,199,000	$22,448,000
	2010	76,644,000	7,606,000	24,509,000
	2009	50,642,000	3,446,000	23,381,000
Freight Forwarding*	2011	65,148,000	1,545,000	23,394,000
	2010	65,222,000	1,882,000	25,106,000
	2009	41,162,000	1,121,000	23,509,000
Freight Brokerage*	2011	29,186,000	1,305,000	4,854,000
	2010	19,994,000	865,000	4,836,000
	2009	10,425,000	458,000	2,150,000
Express-1 Dedicated (Discontinued)	2009	666,000	28,000	—

Consolidated Totals	2011	177,076,000	1,724,000	127,641,000
	2010	157,987,000	8,446,000	56,672,000
	2009	$100,136,000	$3,171,000	$49,039,000

*	Includes intercompany revenue and assets which are eliminated in the consolidated totals.

See the Comparative Financial Table for details.

Expedited Transportation (Express-1)

Offering expedited transportation services to thousands of customers from its Buchanan, Michigan facility, Express-1 has become one of the largest ground expedited freight carriers in North America, handling approximately 90,000 shipments during 2011. Expedited transportation services can be characterized as time-critical, time-sensitive or high priority freight shipments, many of which have special handling needs. Expedited transportation providers typically manage a fleet of vehicles, ranging from cargo vans to semi-tractor trailer units. The dimensions for each shipment dictate the size of vehicle used to move the freight in addition to the related revenue per mile. Expedited transportation services are unique and can be differentiated since the movements are typically created due to an emergency or time-sensitive situation. Expediting needs arise due to tight supply chain tolerances, interruptions or changes in the supply chain, or failures within another mode of transportation within the supply chain. Expedited shipments are predominantly direct transit movements offering door-to-door service within tightly prescribed time parameters.

Customers offer loads to Express-1 via telephone, fax, e-mail or the Internet on a daily basis, with only a small percentage of these loads being scheduled for future delivery dates. Contracts, as is common within the transportation industry, typically relate to terms and rates, but not committed business volumes. Customers are free to choose their expedited transportation providers on an at-will basis, which underscores Express-1’s commitment to total customer satisfaction. Express-1 offers an ISO 9001:2008 certified, 24-hour, seven day-a-week call center allowing its customers immediate communication and status updates relating to their shipments. Express-1’s commitment to excellence was again recognized as Express-1 received the “Carrier of the Year” award from the UPS Freight Urgent Services group in addition to being recognized by Whirlpool Corporation as “Special Services Supplier of the Year” for 2011. Additionally, we were awarded Nasstrac “Expedited Carrier of the Year Award” for the second straight year in 2009 and were also named a top 100 carrier by Inbound Logistics in 2010.

Express-1 is predominantly a non-asset based service provider, meaning that substantially all of the transportation equipment used in its operation is provided by third parties. These third-party owned vehicles are driven by independent contract drivers and by drivers engaged directly by independent owners of multiple pieces of equipment, commonly referred to as fleet owners.

Express-1 serves its customers between points within the United States. In addition, Express-1 arranges for transportation services to be provided to its customers to and within Mexico and Canada by an independent transportation provider. Express-1’s Canadian and Mexican transportation services are provided to customers who are located primarily in the United States. As of December 31, 2011, we employed 122 full-time employees to support our Express-1 operations.

Freight Forwarding (Concert Group Logistics)

Concert Group Logistics (“CGL”), headquartered in Downers Grove, Illinois, is a non-asset based freight forwarding company. The CGL operating model is designed to attract and reward independent owners of freight forwarding operations in various domestic markets. These independent owners operate stations within exclusive geographical regions under contracts with CGL. We believe the use of the independent station owner network provides competitive advantages in the domestic market place, particularly in smaller and mid-size markets. As of December 31, 2011, CGL supported its 23 independently owned stations with 38 full-time employees, including employees at CGL’s owned Tampa and Miami branches.

Through its owned stations and the expertise of its network of independent station owners, CGL has the capability to provide logistics services on a global basis. CGL’s services are not restricted by size, weight, mode or location and can be tailored to meet the transportation requirements of its client base. The major domestic and international services provided by CGL are outlined below.

Domestic Offerings—time critical services including as-soon-as-possible, air charter and expedites; time sensitive services including next day, second day and third day deliveries; and cost sensitive services including deferred delivery, less than truckload (LTL) and full truck load (FTL).

International Offerings—time critical services including on-board courier and air charters; time sensitive services including direct transit and consolidation; and cost sensitive services including less-than-container loads, full-container-loads and vessel charters.

Other Service Offerings—value added services include: documentation on international shipments, customs clearance; customized services including trade show shipment management, time definite and customized product distributions, reverse logistics and on-site asset recovery projects, installation coordination, freight optimization and diversity compliance support.

Freight Brokerage (Bounce Logistics and XPO Logistics)

Through our Freight Brokerage business, we arrange freight transportation and related logistics and supply-chain services. We are considered non-asset based and generally do not own any trucks; instead, we rely on our network of subcontracted transportation providers, which typically are independent contract motor carriers. We make a profit on the difference between what we charge our customers for the services we provide and what we pay to the subcontracted transportation providers to transport our customers’ freight. The services we provide range from commitments on a single shipment to more comprehensive and integrated relationships. Our success depends on our ability to find a suitable transportation provider at the right time, place and price to provide freight transportation services for our customers.

From January 2008 until the fourth quarter of 2011, we provided freight brokerage services solely through our Bounce Logistics, Inc. subsidiary. During the fourth quarter of 2011, we opened a sales office in Phoenix, Arizona, which provides freight brokerage services under the name XPO Logistics. The Phoenix office is the first of several cold-start sales offices we plan to open during the next two years. Bounce Logistics’ operating model is to provide premium freight brokerage services to customers in need of greater customer service levels than those typically offered in the marketplace. Bounce also services other customers in need of non-expedited premium transportation movements. As of December 31, 2011, our Freight Brokerage employed 38 full-time employees within its operations.

Express-1 Dedicated—Discontinued Operations

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

Our goal is to develop a customized, proprietary software application that is integrated with a packaged base software platform that we license from a third party. We expect this customized IT solution to enable us to integrate our three operating divisions and provide our customers with cost effective, timely and reliable access to carrier capacity, which we expect to give us an advantage as compared to companies against which we compete that use non-customized, or less significantly customized, packaged software systems. By developing a customized, proprietary technology solution, we plan to improve our productivity through automation and process optimization, and to be in position to effectively integrate our anticipated acquisitions and leverage our scale across our multiple business lines. During the first quarter of 2012, we expect to complete the initial development phase of our IT strategy, with subsequent phases of custom-built software upgrades planned over the following two years.

More specific to our Express-1 fleet, we utilize satellite tracking and communication units on the vehicles in our fleet to continually update the position of equipment. We have the ability to communicate to individual units or to a larger group of units, based upon our specific needs. Information received through our satellite tracking and communication system automatically updates our internal software and provides our customers with real-time electronic updates.

Within our Freight Forwarding business unit we utilize a freight forwarding software package with customization exclusive to our CGL network. We offer on-line shipment entry, quoting and “track-and-trace” for domestic and international shipments, as well as EDI messaging.

Technology represents one of our largest categories of investment within our annual capital expenditure budget, and we believe the continual enhancement of our technology platforms is critical to our success.

Customers, Sales and Marketing

Our business units provide services to a variety of customers ranging in size from small entrepreneurial organizations to Fortune 500 companies. In 2011, we collectively served more than 4,000 different customers. Our customers are engaged within industries such as: major domestic and foreign automotive manufacturing, production of automotive components and supplies, commercial printing, durable goods manufacturing, pharmaceuticals, food and consumer products and the high tech sector. We have hazmat authority and transport lower risk hazardous materials such as automotive paint and batteries on occasion. In addition, we serve third-party logistics providers (3PLs), who themselves serve a multitude of customers and industries. Our 3PL customers vary in size from small, independent, single facility organizations to large, global logistics companies. Within our Expedited Transportation and Freight Brokerage business units, our services are marketed within the United States, Canada and Mexico. In addition to offering services within these same markets, our Freight Forwarding unit also provides international services by both air and ocean as well as other value added services.

We maintain a staff of external sales representatives and related support staff within Express-1, CGL and Bounce Logistics. Within Concert Group Logistics, sales are also initiated by our network of independent-owned stations, which manage the sales relationships within their exclusive markets. We believe our independent station ownership structure enables salespeople to better serve customers by developing a broad knowledge of logistics, local and regional market conditions, and specific logistics issues facing individual customers. Under the guidance of these experienced entrepreneurs, independent stations are given significant latitude to pursue opportunities and to commit resources to better serve customers.

We consistently seek to establish long-term relationships with new accounts and to increase the amount of business done with our existing customers. We are committed to providing our customers with a full range of logistics services. Our ability to offer multiple services through each of our business units represents a competitive advantage within the transportation industry.

During 2011, no customer accounted for more than 8% of our consolidated gross revenues. Although no individual customer exceeded this threshold and individual customer rankings within our top customers change from time to time, we rely upon our relationship with these large accounts in the aggregate for a significant portion of our revenues. Any interruption or decrease in the business volume awarded by these customers could have a materially adverse impact on our revenues and resulting profitability.

Competition

The transportation industry is intensely competitive with thousands of transportation companies competing in the domestic and international markets. Our competitors include local, regional, national and international companies with the same specialties that our business segments provide. Our business segments do not operate from a position of dominance and therefore must operate daily to retain established business relationships and forge new relationships in this competitive framework.

We compete on service, reliability and rates. Some competitors have larger client bases, significantly more resources and more experience than we do. The health of the transportation industry will continue to be a function of domestic and world economic growth. However, we believe we will benefit from the long-term outsourcing trend that should continue to enable the freight brokerage sector to grow at above-market rates.

Regulation

Our operations are regulated and licensed by various governmental agencies in the United States. Such regulations impact us directly, including through our independent contractor driver fleet, and indirectly through our network of third party transportation providers we need to transport freight for our customers. We and such third parties must comply with the safety and fitness regulations of the Department of Transportation (“DOT”), including those relating to drug- and alcohol-testing and hours-of-service. Weight and equipment dimensions also are subject to government regulations. We also may become subject to new or more restrictive regulations relating to fuel emissions, independent contractor drivers’ hours-of-service, independent contractor driver eligibility requirements, on-board reporting of operations, air cargo security and other matters affecting safety or operating methods. Other agencies, such as the Environmental Protection Agency (“EPA”) and Department of Homeland Security (“DHS”), also regulate our equipment, operations and independent contractor drivers.

The DOT, through the Federal Motor Carrier Safety Administration (“FMCSA”), imposes safety and fitness regulations on us, our independent contractor drivers, and our network of third party transportation providers. The FMCSA recently issued a final rule that placed additional limits on the amount of time drivers may operate a commercial motor vehicle. We are unable to predict the impact that the new hours-of-service rules may have, how a court may rule on challenges to such rules, and to what extent the FMCSA might attempt to materially revise the rules. On the whole, however, we believe that the new rules will decrease productivity and cause some loss of efficiency. Drivers and shippers may need to be retrained, computer programming may require modifications, additional independent contractor drivers may need to be engaged, our independent contractor drivers may experience a negative impact on their results and exit the market, our network of third party transportation providers may have their productivity decreased, may have to pay more for drivers, and may pass the additional expense on to us, additional independent contractor drivers may need to be recruited, and some shipping lanes may need to be reconfigured. We also are unable to predict the effect of any new rules that might be proposed if the issued rule is stricken by a court, but any such proposed rules could increase costs in our industry or decrease productivity.

The FMCSA’s CSA 2010 introduces a new enforcement and compliance model that implements driver standards in addition to the company standards currently in place. CSA 2010 ranks both fleets and individual drivers on seven categories of safety-related data, known as Behavioral Analysis and Safety Improvement Categories, or “BASICs,” which include Unsafe Driving, Fatigued Driving (Hours-of-Service), Driver Fitness, Controlled Substances/Alcohol, Vehicle Maintenance, Cargo-Related and Crash Indicator. Under the new regulations, the methodology for determining a carrier’s DOT safety rating has been expanded to include the on-road safety performance of the carrier’s drivers, including independent contractor drivers. As a result, certain current and potential independent contractor drivers may no longer be eligible to drive for us, our fleet could be ranked poorly as compared to our peer firms, and our safety rating could be adversely impacted. Our network of third party transportation providers may experience a similar result. A reduction in eligible independent contractor drivers or a poor fleet ranking may result in difficulty attracting and retaining qualified independent contractor drivers and could cause our customers to direct their business away from us and to carriers with higher fleet rankings, which would adversely affect our results of operations.

The FMCSA also is considering revisions to the existing rating system and the safety labels assigned to motor carriers evaluated by the DOT. Our subsidiary with motor carrier operating authority currently has a satisfactory DOT rating, which is the highest available rating under the current safety rating scale. Under the revised rating system being considered by the FMCSA, the safety rating at subsidiaries with operating authority would be evaluated more regularly, and our safety rating would reflect a more in-depth assessment of safety-based violations.

The FMCSA has issued new rules that will require nearly all carriers, including us, to install and use electronic, on-board recorders in their tractors. Such recorders will increase costs and may not be well-received by independent contractor drivers.

At this time, we transport only low-to-medium-risk hazardous materials, representing a very small percentage of our total shipments. The Transportation Security Administration (“TSA”) has adopted regulations that require a determination by the TSA that each driver who applies for or renews his or her license for carrying hazardous materials is not a security threat. This could reduce the pool of qualified independent contractor drivers, which could require us to increase independent contractor driver compensation or limit our fleet growth.

Tax and other regulatory authorities have in the past sought to assert that independent contractor drivers in the trucking industry are employees rather than independent contractors. Federal legislators have introduced legislation in the past to make it easier for tax and other authorities to reclassify independent contractor drivers as employees, including legislation to increase the recordkeeping requirements for employers of independent contractor drivers and to heighten the penalties of employers who misclassify their employees and are found to have violated employees’ overtime and/or wage requirements. Additionally, federal legislators have sought to abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice. Most recently, federal legislators are considering a bill that, if enacted, would, among other things, expand the Fair Labor Standards Act to cover “non-employees” who perform labor or services for businesses, even if the “non-employees” are properly classified as independent contractors; require every business to provide written notice to all workers of their classification as either an “employee” or a “non-employee”; and impose penalties of $1,100 to $5,000 per worker for a violation of the notice requirements or for misclassifying an “employee” as a “non-employee.” Some states have put initiatives in place to increase their revenues from items such as unemployment, workers’ compensation and income taxes, and a reclassification of independent contractor drivers as employees would help states with this initiative. Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status. If our independent contractor drivers are determined to be our employees, we would incur additional exposure under federal and state tax, workers’ compensation, unemployment benefits, labor, employment and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings.

For domestic business, our Freight Forwarding business unit is also subject to regulation by the DOT regarding air cargo security for all loads, regardless of origin and destination. CGL is regulated as an “indirect air carrier” by the DHS and TSA. These agencies provide requirements, guidance and, in some cases, licensing to the freight forwarding industry. This ensures that we have satisfactorily completed the security requirements and qualifications, adhered to the economic regulations, and implemented the required policies and procedures. These agencies require companies to fulfill these qualifications prior to transacting various types of business. Failure to do so could result in penalties and fines. The air cargo industry is subject to regulatory and legislative changes that could affect the economics of the industry by requiring changes in operating practices or influencing the demand for and the costs of providing services to clients.

For our international operations, CGL is a member of the International Air Transportation Association (“IATA”), a voluntary association of airlines and forwarders, which outlines operating procedures for freight forwarders acting as agents for its members. A substantial portion of our international air freight business is completed with other IATA members. For international ocean business, we are registered as an Ocean Transportation Intermediary (“OTI”) by the Federal Maritime Commission (“FMC”), which establishes the qualifications, regulations and bonding requirements to operate as an OTI for businesses originating and terminating in the U.S. Our international operations subject us to regulations of the U.S. Department of State, U.S. Department of Commerce and the U.S. Department of Treasury. Regulations cover matters such as what commodities may be shipped to what destination and to what end-user, unfair international trade practices, and limitations on entities with which we may conduct business.

We and our independent contractor drivers are subject to various environmental laws and regulations dealing with the hauling and handling of hazardous materials, emissions from vehicles, engine-idling, discharge and retention of storm water, and other environmental matters that involve inherent environmental risks. We have instituted programs to monitor and control environmental risks and maintain compliance with applicable environmental laws. We would be responsible for the cleanup of any releases caused by our operations or business, and in the past we have been responsible for the costs of cleanup of diesel fuel spills caused by traffic accidents or other events. We generally transport only hazardous materials rated as low-to-medium-risk, and a small percentage of our total shipments contain hazardous materials. We believe that our operations are in substantial compliance with current laws and regulations and do not know of any existing environmental condition that would reasonably be expected to have a materially adverse effect on our business or operating results. If we are found to be in violation of applicable laws or regulations, we could be subject to costs and liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on our business and operating results.

Seasonality

Our revenues and profitability have been historically subject to some minor seasonal fluctuations. Our results of operations for the quarter ending in March are on average lower than the quarters ending in June, September and December. Typically, this pattern has been the result of factors such as inclement weather, national holidays, customer demand and economic conditions. This historical pattern has diminished recently due to changes in our mix of business between expedited, freight forwarding and freight brokerage and our mix of industries served within those modes of transportation. It is not possible to determine whether the historical revenue and profitability trends will occur.

Employees

At December 31, 2011, we had 216 full-time employees, none of whom were covered by a collective bargaining agreement. Of this number, 122 were employed in Expedited Transportation, 38 were employed in Freight Forwarding, 38 were employed in Freight Brokerage and 18 were employed in our corporate office. In addition to our full-time employees, we employed 11 part-time employees as of December 31, 2011. We recognize our trained staff of employees as one of our most critical resources, and acknowledge the recruitment, training and retention of qualified employees as essential to our ongoing success. We believe that we have good relations with our employees.

Executive Officers of the Registrant

We provide below information regarding each of our executive officers.

Name	Age	Position
Bradley S. Jacobs	55	Chairman of the Board and Chief Executive Officer
M. Sean Fernandez	48	Chief Operating Officer
John J. Hardig	47	Chief Financial Officer
Gordon E. Devens	43	Senior Vice President and General Counsel
Mario A. Harik	31	Chief Information Officer
Scott B. Malat	35	Senior Vice President—Strategic Planning
Gregory W. Ritter	53	Senior Vice President—Brokerage Operations

Bradley Jacobs has served as our Chief Executive Officer and Chairman of the board of directors since September 2011. Mr. Jacobs is also the managing director of Jacobs Private Equity, LLC, which is our largest stockholder. He has led two public companies: United Rentals, Inc. (NYSE: URI), which he co-founded in 1997, and United Waste Systems, Inc., founded in 1989. Mr. Jacobs served as chairman and chief executive officer of United Rentals for its first six years and as executive chairman for an additional four years. He served eight years as chairman and chief executive officer of United Waste Systems. Previously, Mr. Jacobs founded Hamilton Resources (UK) Ltd. and served as its chairman and chief operating officer. This followed the co-founding of his first venture, Amerex Oil Associates, Inc., where he was chief executive officer. Mr. Jacobs is a member of the board of directors of the Beck Institute for Cognitive Behavior Therapy.

Sean Fernandez has served as our Chief Operating Officer since November 2011. Mr. Fernandez has more than 20 years of leadership experience with global companies in industries that include distribution, consumer goods manufacturing, trucking and transportation. He most recently served as senior vice president and General Manager–Consumables for NCR Corporation, and earlier held positions as Vice President—New Growth Platforms with Avery Dennison Corporation; chief operating officer with SIRVA, Inc.; group president with Esselte Corporation; chief operating officer—Asia Pac operations and divisional president with Arrow

Electronics, Inc.; and senior engagement manager with McKinsey & Company, Inc. He holds a master of business administration degree from Harvard University and a bachelor’s degree in business administration from Boston College.

John Hardig has served as our Chief Financial Officer since February 2012. Mr. Hardig most recently served as managing director for the Transportation & Logistics investment banking group of Stifel Nicolaus Weisel since 2003. Prior to that, Mr. Hardig was an investment banker for six years in the Transportation and Telecom groups at Alex. Brown & Sons (now Deutsche Bank). Mr. Hardig holds a master of business administration degree from the University of Michigan Business School and a bachelor’s degree from the U.S. Naval Academy.

Gordon Devens has served as our Senior Vice President and General Counsel since November 2011. Mr. Devens was most recently vice president—corporate development with AutoNation, Inc., where he was previously vice president—associate general counsel. Earlier, he was an associate at the law firm of Skadden, Arps, Slate, Meagher & Flom LLP, where he specialized in mergers and acquisitions and securities law. Mr. Devens holds a doctorate of jurisprudence and a bachelor’s degree in business administration from the University of Michigan.

Mario Harik has served as our Chief Information Officer since November 2011. Mr. Harik has built comprehensive IT organizations and overseen the implementation of proprietary platforms for a variety of firms, including members of the Fortune 100. His prior positions include chief information officer and senior vice president—research and development with Oakleaf Waste Management; chief technology officer with Tallan, Inc.; co-founder of G3 Analyst, where he served as chief architect of web and voice applications; and architect and consultant with Adea Solutions. Mr. Harik holds a master of engineering degree in information technology from Massachusetts Institute of Technology, and a degree in engineering, computer and communications from the American University of Beirut, Lebanon.

Scott Malat has served as our Senior Vice President—Corporate Strategy since October 2011. Mr. Malat was most recently with Goldman Sachs Group, Inc., where he served as senior equity research analyst covering the air, rail, trucking and shipping sectors. Prior to Goldman Sachs, Mr. Malat was an equity research analyst with UBS, and a strategy manager with JPMorgan Chase & Co. He serves on the board of directors of the non-profit PSC Partners Seeking a Cure. He is a CFA® charter holder and has a degree in statistics with a concentration in business management from Cornell University.

Gregory Ritter has served as our Senior Vice President—Brokerage Operations since October 2011. Mr. Ritter has more than three decades of sales and management experience in multi-modal transportation logistics. He most recently served as the president of a brokerage subsidiary that he established for one of the top 10 transportation logistics providers in North America. Previously, Mr. Ritter spent 22 years with C.H. Robinson Worldwide, and worked with Allen Lund Company, Inc. on territory development.

Corporate Information and Availability of Reports

XPO Logistics, Inc. was incorporated in Delaware on April 28, 2000. Our executive office is located at 429 Post Road, Buchanan, Michigan 49107. Our telephone number is (269) 695-2700. Our stock is listed on NYSE Amex under the symbol “XPO”.

Our corporate website is www.xpologistics.com. We make available on this website, free of charge, access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically submit such material to the Commission. We also make available on our website copies of materials regarding our corporate governance policies and practices, including the XPO Logistics, Inc. Corporate Governance Guidelines, our Senior Officer Code of Business Conduct and Ethics and

the charters relating to the committees of our board of directors. You also may obtain a printed copy of the foregoing materials by sending a written request to: Investor Relations, XPO Logistics, Inc., 429 Post Road, Buchanan, Michigan 49107. The public may read and copy any materials that we file with the Commission at the Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. In addition, the Commission’s website is www.sec.gov. The Commission makes available on this website, free of charge, reports, proxy and information statements and other information regarding issuers, such as us, that file electronically with the Commission. Information on our website or the Commission’s website is not part of this document. We are currently classified as a “smaller reporting company” for purposes of filings with the Commission. However, beginning with our Quarterly Report for the quarter ending March 31, 2012, we will be classified as an “accelerated filer” for purposes of filings with the Commission.

Item 1A.	Risk Factors

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K and other written reports and oral statements we make from time to time contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. In some cases, forward-looking statements can be identified by the use of forward-looking terms such as “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” or the negative of these terms or other comparable terms. However, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to a material difference include, but are not limited to, those discussed below and the risks discussed in the Company’s other filings with the Commission. All forward-looking statements set forth in this Annual Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The following discussion should be read in conjunction with the Company’s audited Consolidated Financial Statements and related Notes thereto included elsewhere in this Annual Report. Forward-looking statements set forth in this Annual Report speak only as of the date hereof and we do not undertake any obligation to update forward-looking statements to reflect subsequent events or circumstances, changes in expectations or the occurrence of unanticipated events.

Economic recessions and other factors that reduce freight volumes could have a materially adverse impact on our business.

The transportation industry historically has experienced cyclical fluctuations in financial results due to economic recession, downturns in business cycles of our customers, interest rate fluctuations and other economic factors beyond our control. Deterioration in the economic environment subjects our business to various risks that may have a material impact on our operating results and cause us to not reach our long-term growth goals, and which may include the following:

•

A reduction in overall freight volumes in the marketplace reduces our opportunities for growth. In addition, if a downturn in our customers’ business cycles causes a reduction in the volume of freight shipped by those customers, our operating results could be adversely affected.

•

Some of our customers may face economic difficulties and may not be able to pay us, and some may go out of business. In addition, some customers may not pay us as quickly as they have in the past, causing our working capital needs to increase.

•

A significant number of our transportation providers may go out of business and we may be unable to secure sufficient equipment or other transportation services to meet our commitments to our customers.

•

We may not be able to appropriately adjust our expenses to changing market demands. In order to maintain high variability in our business model, it is necessary to adjust staffing levels to changing market demands. In periods of rapid change, it is more difficult to match our staffing level to our business needs. In addition, we have other primarily variable expenses that are fixed for a period of time, and we may not be able to adequately adjust them in a period of rapid change in market demand.

We operate in a highly competitive industry and, if we are unable to adequately address factors that may adversely affect our revenue and costs, our business could suffer.

Competition in the transportation services industry is intense. Increased competition may lead to revenue reductions, reduced profit margins, or a loss of market share, any one of which could harm our business. There are many factors that could impair our profitability, including the following:

•

competition with other transportation services companies, some of which have a broader coverage network, a wider range of services, more fully developed information technology systems and greater capital resources than we do;

•

reduction by our competitors of their rates to gain business, especially during times of declining growth rates in the economy, which reductions may limit our ability to maintain or increase rates, maintain our operating margins or maintain significant growth in our business;

•

shift in the business of shippers to asset-based trucking companies that also offer brokerage services in order to secure access to those companies’ trucking capacity, particularly in times of tight industry-wide capacity;

•	solicitation by shippers of bids from multiple transportation providers for their shipping needs and the resulting depression of freight rates or loss of business to competitors; and

•	establishment by our competitors of cooperative relationships to increase their ability to address shipper needs.

We may not be able to successfully execute our acquisition strategy.

We intend to expand substantially through acquisitions to take advantage of market opportunities we perceive in both our current markets (expedited transportation, freight brokerage and freight forwarding) and in new markets that we may enter. However, we may experience delays in making acquisitions or be unable to make the acquisitions we desire for a number of reasons. Suitable acquisition candidates may not be available at purchase prices that are attractive to us or on terms that are acceptable to us. In pursuing acquisition opportunities, we will compete with other companies, some of which have greater financial and other resources than we do. We may not have available funds or common stock with a sufficient market price to complete a desired acquisition. If we are unable to secure sufficient funding for potential acquisitions, we may not be able to complete acquisitions that we otherwise find advantageous.

The timing and number of acquisitions we pursue may cause volatility in our financial results.

We are unable to predict the size, timing and number of acquisitions we may complete. In addition, we may incur expenses associated with sourcing, evaluating and negotiating acquisitions (including those that are not completed), and we also may pay fees and expenses associated with obtaining financing for acquisitions and with investment banks and others finding acquisitions for us. Any of these amounts may be substantial, and together with the size, timing and number of acquisitions we pursue, may negatively impact and cause significant volatility in our financial results and stock price.

We may not successfully manage our growth.

We intend to grow rapidly and substantially, including by expanding our internal resources, making acquisitions and entering into new markets. We may experience difficulties and higher than expected expenses in executing this strategy as a result of unfamiliarity with new markets, change in revenue and business models and entering into new geographic areas.

Our growth will place a significant strain on our management, operational and financial resources. We will need to continually improve existing procedures and controls as well as implement new transaction processing, operational and financial systems, and procedures and controls to expand, train and manage our employee base. Our working capital needs will increase substantially as our operations grow. Failure to manage growth effectively, or obtain necessary working capital, could have a material adverse effect on our business, results of operations, cash flows, stock price and financial condition.

Any acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our results of operations.

Acquisitions involve numerous risks, including the following:

•	failure of the acquired company to achieve anticipated revenues, earnings or cash flows;

•	assumption of liabilities that were not disclosed to us or that exceed our estimates;

•	problems integrating the purchased operations with our own, which could result in substantial costs and delays or other operational, technical or financial problems;

•	potential compliance issues with regard to acquired companies that did not have adequate internal controls;

•	diversion of management’s attention or other resources from our existing business;

•	risks associated with entering markets, such as rail intermodal, air freight forwarding and ocean cargo, in which we have limited prior experience;

•	increases in working capital borrowing to fund the growth of acquired operations;

•	potential loss of key employees and customers of the acquired company; and

•	future write-offs of intangible and other assets if the acquired operations fail to generate sufficient cash flows.

In connection with future acquisitions, we may issue shares of capital stock that dilute other stockholders’ holdings, incur debt, assume significant liabilities or create additional expenses related to intangible assets, any of which might reduce our profitability and cause our stock price to decline.

Our business will be seriously harmed if we fail to develop, implement, maintain, upgrade, enhance, protect and integrate information technology systems.

We rely heavily on our information technology system to efficiently run our business and it is a key component of our growth strategy. To keep pace with changing technologies and customer demands, we must correctly interpret and address market trends and enhance the features and functionality of our proprietary technology platform in response to these trends, which may lead to significant ongoing software development costs. We may be unable to accurately determine the needs of our customers and the trends in the transportation services industry or to design and implement the appropriate features and functionality of our technology platform in a timely and cost-effective manner, which could result in decreased demand for our services and a corresponding decrease in our revenues. Despite testing, external and internal risks, such as malware, insecure coding, “Acts of God,” attempts to penetrate our network, data leakage and human error, pose a direct threat to our information technology systems and operations. Any failure to identify and address such defects or errors could result in loss of revenues or market share, liability to customers or others, diversion of resources, injury to our reputation and increased service and maintenance costs. Correction of such errors could prove to be impossible or very costly and responding to resulting claims or liability could similarly involve substantial cost.

We must maintain and enhance the reliability and speed of our information technology systems to remain competitive and effectively handle higher volumes of freight through our network. If our information technology systems are unable to manage additional volume for our operations as our business grows, our service levels and operating efficiency could decline. We expect customers to continue to demand more sophisticated, fully integrated information systems from their transportation providers. If we fail to hire and retain qualified personnel to implement, protect and maintain our information technology systems or if we fail to upgrade our systems to meet our customers’ demands, our business and results of operations could be seriously harmed. This could result in a loss of customers and a decline in the volume of freight we receive from customers.

We recently have licensed an operating system that we are developing into an integrated information technology system for all of our business units. This new system may not be successful or may not achieve the desired results. We may require additional training or different personnel to successfully implement this system, all of which may result in additional expense, delays in obtaining results or disruptions to our operations. In addition, acquired companies will need to be on-boarded, which may cause additional training or licensing cost and disruption. In such event, our revenue, financial results and ability to operate profitably could be negatively impacted.

Our ability to raise capital in the future may be limited, and our failure to raise substantial additional capital when needed could prevent us from achieving our growth objectives.

We may in the future be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. Debt financing, if available, may involve restrictive covenants and could reduce our profitability. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures.

Sales or issuances of a substantial number of shares of our common stock may adversely affect the market price of our common stock.

We anticipate that we will fund future acquisitions or our capital requirements from time to time, in whole or part, through sales or issuances of our common stock or equity-based securities, subject to prevailing market conditions and our financing needs. Future equity financing may dilute the interests of our stockholders, and future sales or issuances of a substantial number of shares of our common stock or other equity-related securities may adversely affect the market price of our common stock. There are securities outstanding presently that are convertible into or exercisable for a substantial number of shares of our common stock. As of February 20, 2012, there were (i) 8,369,249 million shares of our common stock outstanding, (ii) 75,000 shares of Series A Convertible Perpetual Preferred Stock outstanding, which are initially convertible into an aggregate of 10,714,286 shares of our common stock (subject to customary anti-dilution adjustments), (iii) warrants exercisable at any time until September 2, 2021, for an aggregate of 10,714,286 shares of our common stock, at an initial exercise price of $7.00 per share of common stock (subject to customary anti-dilution adjustments), and (iv) 2,506,811 shares of our common stock reserved for future issuance under our various stock compensation plans.

If we are unable to expand the number of our sales representatives and brokerage agents, or if a significant number of our existing sales representatives and brokerage agents leaves us, our ability to increase our revenue could be negatively impacted.

Our ability to expand our business will depend, in part, on our ability to attract and retain sales representatives and brokerage agents. Competition for qualified sales representatives and brokerage agents can be intense. We may be unable to attract such persons or retain those that are already associated with us. Any difficulties we experience in expanding or retaining our sales representatives and brokerage agents could have a negative impact on our ability to expand our customer base, increase our revenue and continue our growth. Further, a significant increase in the turnover rate among our current sales representatives and brokerage agents could also increase our recruiting costs and decrease our operating efficiency.

We have a new senior management team that has little experience working together and that is essential to the management of our business and operations.

Our success depends on the continuing services of our Chief Executive Officer, Mr. Bradley S. Jacobs. We believe that Mr. Jacobs possesses valuable knowledge and skills that are crucial to our success and would be very difficult to replicate.

We recently assembled a new senior management team under the guidance of Mr. Jacobs. The team was assembled with a view towards substantial growth, and the size and aggregate compensation of the team increased substantially. The associated significant increase in overhead expense could decrease our margins if we fail to grow substantially.

Our senior management team is new and has little experience working together. In addition, not all of our senior management team resides near or works at our headquarters. The newness and geographic distance of the members of our senior management team may impede the team’s ability to work together effectively. Our success will depend, in part, on the efforts and abilities of our senior management and their ability to work together. We cannot assure you that they will be able to do so.

Over time, our success will depend on attracting and retaining qualified personnel. Competition for senior management is intense, and we may not be able to retain our management team or attract additional qualified personnel. The loss of a member of senior management would require our remaining senior officers to divert immediate and substantial attention to fulfilling the duties of the departing executive and to seeking a replacement. The inability to adequately fill vacancies in our senior executive positions on a timely basis could negatively affect our ability to implement our business strategy, which could adversely impact our results of operations and prospects.

Our Chairman and Chief Executive Officer controls a large portion of our stock and has substantial control over us, which could limit other stockholders’ ability to influence the outcome of key transactions, including changes of control.

Our Chairman and Chief Executive Officer, Mr. Bradley S. Jacobs, controls, as the managing member of JPE, (i) 67,500 shares of our Series A Convertible Perpetual Preferred Stock, which are initially convertible into an aggregate of 9,642,857 shares of our common stock, and (ii) 9,642,857 warrants initially exercisable for an aggregate of 9,642,857 shares of our common stock at an exercise price of $7.00 per share, which, upon conversion and exercise, represents approximately 70% of our outstanding common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders. Our preferred stock votes together with our common stock on an “as-converted” basis on all matters, except as otherwise required by law, and separately as a class with respect to certain matters implicating the rights of holders of shares of the preferred stock. In addition, pursuant to the Investment Agreement, Mr. Jacobs, as the managing member of JPE, will have the right to designate for nomination by our board of directors a majority of the members of our board of directors so long as JPE owns securities (including preferred stock convertible into, or warrants exercisable for, securities) representing at least 33% of the voting power of our capital stock on a fully-diluted basis, and will have the right to designate for nomination by our board of directors 25% of the members of our board of directors so long as JPE owns securities (including preferred stock convertible into, or warrants exercisable for, securities) representing at least 20% of the voting power of our capital stock on a fully-diluted basis. Accordingly, Mr. Jacobs can exert significant influence over our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership and the related contractual rights may have the effect of delaying or preventing a change of control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

Because Mr. Jacobs controls a majority of the voting power of our stock, we qualify as a “controlled company” as defined in the NYSE Amex LLC Company Guide, and, as such, we may elect not to comply with certain corporate governance requirements of such stock exchange. We do not currently intend to utilize these exemptions.

We depend on third parties in the operation of our business.

In our freight forwarding and freight brokerage operations, we do not own or control the transportation assets that deliver our customers’ freight, and we do not employ the people directly involved in delivering the freight. In our expedited ground transportation operations, we engage independent contractors who own and operate their own equipment. Accordingly, we are dependent on third parties to provide truck, rail, ocean, air, and other transportation services and to report certain events to us, including delivery information and cargo claims. This reliance could cause delays in reporting certain events, including recognizing revenue and claims. Our inability to maintain positive relationships with independent transportation providers could significantly limit our ability to serve our customers on competitive terms. If we are unable to secure sufficient equipment or other transportation services to meet our commitments to our customers or provide our services on competitive terms, our operating results could be materially and adversely affected and our customers could switch to our competitors temporarily or permanently. Many of these risks are beyond our control, including the following:

•	equipment shortages in the transportation industry, particularly among contracted truckload carriers;

•	interruptions in service or stoppages in transportation as a result of labor disputes;

•	changes in regulations impacting transportation; and

•	changes in transportation rates.

In our freight forwarding operations, we rely upon both independent station owners and company employees to develop and manage customer relationships and to service the customers.

Our freight forwarding services are provided by our Concert Group Logistics subsidiary through a network of independent stations that are owned and operated by independent contractors and through stations managed by company employees. These independent station owners and company employees develop and manage customer relationships, have discretion in establishing pricing, and service the customers through the various modes of transportation made available through our network of third-party transportation providers. We cannot assure you that we will be able to maintain our relationships with these independent station owners or develop in the future relationships with additional independent station owners. Similarly, we cannot assure you that we will be able to retain or effectively motivate the key company employees who manage our most significant customer relationships. Since these independent station owners and company employees maintain the relationships with the customers, some customers may decide to terminate their relationship with us if their independent station owner or company contact leaves our network. Accordingly, our inability to maintain relationships with these independent station owners and company employees could have a materially adverse effect on our results of operations.

In addition, since these independent station owners are independent contractors, we have limited control over their operations and the quality of service that they provide to customers. To the extent that an independent station owner provides poor customer service or otherwise does not meet a customer’s expectations, or we encounter a similar situation with our company employees, this will reflect poorly on us, and the customer may not use us in the future, which may adversely affect our results of operations.

Higher purchased transportation expenses may result in decreased net revenue margin.

Transportation providers can be expected to charge higher prices if market conditions warrant, or to cover higher operating expenses. Factors such as increases in freight demand, decreases in trucking capacity, higher driver wages, increased regulation, and increases in the prices of fuel, insurance, tractors, trailers, and other operating expenses can result in higher purchased transportation expenses to us. Our profitability may decrease if we are unable to increase our pricing to our customers to cover higher expenses, or we may be forced to refuse certain business, which could affect our customer relationships.

Increases in independent contractor driver compensation or other difficulties attracting and retaining qualified independent contractor drivers could adversely affect our profitability and ability to maintain or grow our independent contractor driver fleet.

Our expedited ground transportation services are provided by our Express-1 subsidiary through a fleet of exclusive-use vehicles that are owned and operated by independent contractors. These independent contractor drivers are responsible for maintaining their own equipment and paying their own fuel, insurance, licenses and other operating costs. Independent contractor drivers make up a relatively small portion of the pool of all professional drivers in the United States. Turnover and bankruptcy among independent contractor drivers often limit the pool of qualified independent contractor drivers and increase competition for their services. In addition, new regulations such as CSA 2010 may further reduce the pool of qualified independent contractor drivers. Thus, our continued reliance on independent contractor drivers could limit our ability to grow our ground transportation fleet.

From time to time we experience, and we are currently experiencing, difficulty in attracting and retaining sufficient numbers of qualified independent contractor drivers, and such shortages may recur in the future. Additionally, our agreements with independent contractor drivers are terminable by either party upon short notice and without penalty. Consequently, we regularly need to recruit qualified independent contractor drivers to replace those who have left our fleet. If we are unable to retain our existing independent contractor drivers or recruit new independent contractor drivers, our business and results of operations could be adversely affected.

The compensation we offer our independent contractor drivers is subject to market conditions and we may find it necessary to continue to increase independent contractor drivers’ compensation in future periods, which may be more likely to the extent economic conditions continue to improve. If we are unable to continue to attract and retain a sufficient number of independent contractor drivers, we could be required to adjust our mileage rates and accessorial pay or operate with fewer trucks and face difficulty meeting shipper demands, all of which would adversely affect our profitability and ability to maintain our size or grow.

A determination by regulators or courts that our independent contractor drivers are employees could expose us to various liabilities and additional costs and our business and results of operations could be adversely affected.

Legislative and other regulatory authorities have in the past sought to assert that independent contractor drivers in the trucking industry are employees rather than independent contractors. Many states have initiated enforcement programs to increase their revenues from items such as unemployment, workers’ compensation and income taxes and a reclassification of independent contractor drivers as employees would help states with these initiatives. Further, class actions and other lawsuits have arisen in our industry seeking to reclassify independent contractor drivers as employees for a variety of purposes, including workers’ compensation, wage-and-hour, and health care coverage. Proposed legislation would make it easier for tax and other authorities to reclassify independent contractor drivers as employees. If our independent contractor drivers are determined to be our employees, we would incur additional exposure under federal, state and local tax, workers’ compensation, unemployment benefits, labor and employment laws, including for prior periods, as well as potential liability for penalties and interest, which could have a materially adverse effect on our results of operations and financial condition and the ongoing viability of our business model.

We may be subject to various claims and lawsuits that could result in significant expenditures.

The nature of our business exposes us to the potential for various claims and litigation related to labor and employment (including wage-and-hour litigation relating to independent contractor drivers, sales representatives, brokerage agents and other individuals), personal injury, property damage, business practices, environmental liability and other matters. Any material litigation could have a material adverse effect on our business, results of operations, financial condition or cash flows.

Fluctuations in the price or availability of fuel may change our operations structure and resulting profitability.

Fuel expense constitutes one of the greatest costs to our fleet of independent contractor drivers and third-party transportation providers who complete the physical movement of freight we arrange. Fuel prices are highly volatile with the price and availability of all petroleum products subject to economic, political and other market forces beyond our control. As is customary in our industry, most of our customer contracts include fuel surcharge provisions to mitigate the effect of the fuel price increase over base amounts established in the contract. However, these fuel surcharge mechanisms usually do not capture the entire amount of the increase in fuel prices, and they also feature a lag between the payment for the fuel at the pump and collection of the surcharge revenue. Market pressures may limit our ability in the future to assess fuel surcharges. Significant increases in fuel prices would increase our need for working capital to fund payments to our independent contractor drivers and third-party transportation providers. Significant changes in the price or availability of fuel in future periods or significant changes in our ability to mitigate fuel price increases through the use of fuel surcharges, could have a materially adverse impact on our operations, fleet capacity and ability to generate both revenues and profits.

We are subject to regulation beyond our control, which could negatively impact our business.

Our operations are regulated and licensed by various United States and international agencies. Our Expedited Transportation unit is licensed as a motor carrier and property broker, and our Freight Brokerage unit is licensed as a property broker, in each case by the Federal Motor Carrier Safety Administration (“FMCSA”), an agency of the U.S. Department of Transportation (the “DOT”), and by various state agencies. Our Freight Forwarding unit is licensed as an ocean transportation intermediary by the U.S. Federal Maritime Commission as a non-vessel-operating common carrier and as an ocean freight forwarder. We must comply with various insurance and surety bond requirements to act in these capacities. Our air transportation activities in the United States are subject to regulation by the DOT as an indirect air carrier.

We also are subject to regulations and requirements relating to safety and security promulgated by, among others, the U.S. Department of Homeland Security through the Bureau of U.S. Customs and Border Protection and the Transportation Security Administration, the Canada Border Services Agency and various state and local agencies and port authorities. Our failure to maintain our required licenses, or to comply with applicable regulations, could have a materially adverse impact on our business and results of operations.

Future laws and regulations may be more stringent and require changes in our operating practices, influence the demand for transportation services or require us to incur significant additional costs. We are unable to predict the impact that recently enacted and future regulations may have on our businesses. Higher costs that we incur as a result of new regulations without a corresponding increase in price to our customers could adversely affect our results of operations.

We derive a significant portion of our revenue from our largest customers, some of which are involved in the highly cyclical automotive industry; our relationships with our customers generally are terminable on short notice and generally do not provide minimum shipping commitments.

While individual customer rankings within our top customers change from time to time, we rely upon our relationship with these large accounts in the aggregate for a significant portion of our revenues. Any interruption or decrease in the business volume awarded by these customers could have a materially adverse impact on our revenues and resulting profitability.

Our most significant customers include certain of the large automotive manufacturers, as well as various automotive industry suppliers. These companies have been, and will continue to be, impacted by the changing landscape in the U.S. automotive market, which is highly competitive and historically has been subject to substantial cyclical variation characterized by periods of oversupply and weak demand. Negative trends in the U.S. automotive market or a worsening in the financial condition of automotive manufacturers, or within the associated supplier base, could have a materially adverse impact on our revenues and resulting profitability.

Our contractual relationships with our customers generally are terminable by our customers or us on short notice for any reason or no reason. Moreover, our customers generally are not required to provide any minimum shipping commitments. Our failure to retain our existing customers or enter into relationships with new customers could have a materially adverse impact on our revenues and resulting profitability.

Our operations are subject to varying liability standards that may result in claims being asserted against us.

With respect to our expedited transportation and freight forwarding operations, we have primary liability to the shipper for cargo loss and damage for certain liabilities caused by our independent contractor drivers. From time to time, our independent contractor drivers, and the drivers engaged by the transportation providers we contract with, are involved in accidents that may result in serious personal injuries or property damage. The resulting types and/or amounts of damages may be excluded by or exceed the amount of insurance coverage maintained by the contracted transportation provider. With respect to our brokerage operations, claims of secondary liability may be asserted against us for the actions of transportation providers to which we broker freight and their employees or independent contractor drivers, or for our actions in retaining them. Claims against us may exceed the amount of our insurance coverage, or may not be covered by insurance at all. A material increase in the frequency or severity of accidents, liability claims, or workers’ compensation claims, or unfavorable resolutions of claims, could materially and adversely affect our operating results. In addition, significant increases in insurance costs or the inability to purchase insurance as a result of these claims could reduce our profitability.

Seasonality affects our operations and profitability.

The transportation industry experiences seasonal fluctuations. Our results of operations are typically lower for the first quarter of the calendar year relative to our other quarters. We believe this is due in part to the post-holiday reduction in demand experienced by many of our customers, which leads to more capacity in the non-expedited and service-critical markets and, in turn, less demand for expedited and premium shipping services. In addition, the productivity of our independent contractors and transportation providers generally decreases during the winter season because inclement weather impedes operations.

Terrorist attacks, anti-terrorism measures and war could have broad detrimental effects on our business operations.

As a result of the potential for terrorist attacks, federal, state and municipal authorities have implemented and continue to follow various security measures, including checkpoints and travel restrictions on large trucks. Such measures may reduce the productivity of our independent contractors and transportation providers or increase the costs associated with their operations, which we could be forced to bear. For example, security measures imposed at bridges, tunnels, border crossings and other points on key trucking routes may cause delays and increase the non-driving time of our independent contractors and transportation providers, which could have an adverse effect on our results of operations. Congress has mandated 100% security screening of air cargo traveling on passenger airlines effective July 31, 2010, and for ocean freight by July of 2012, which may increase costs associated with our air and freight forwarding operations. War, risk of war, or a terrorist attack also may have an adverse effect on the economy. A decline in economic activity could adversely affect our revenues or restrict our future growth. Instability in the financial markets as a result of terrorism or war also could impact our ability to raise capital. In addition, the insurance premiums charged for some or all of the coverage currently maintained by us could increase dramatically or such coverage could be unavailable in the future.

Our outstanding preferred stock and credit agreement limit our operating and financial flexibility.

We are obligated to pay holders of our Series A Convertible Perpetual Preferred Stock quarterly cash dividends equal to the greater of (i) the “as-converted” dividends on the underlying common stock for the relevant quarter, if applicable, and (ii) 4% of the then-applicable liquidation preference per annum. Presently, the aggregate dividends due to holders of our preferred stock are $3.0 million each year. Our preferred stock has an initial liquidation preference of $1,000 per share, for an aggregate initial liquidation preference of $75.0 million, subject to adjustment in the event of accrued and unpaid dividends. Accordingly, holders of our preferred stock have claim to a substantial portion of our cash flows from operations and liquidity, thereby reducing the availability of our cash flows to fund acquisitions, working capital, capital expenditures, our growth initiatives and other general corporate purposes.

Our current credit agreement contains certain operating and financial covenants and we expect that any future credit agreement we enter into will contain similarly restrictive covenants. Such covenants limit management’s discretion in operating our business and may affect our ability, among other things, to: incur additional debt; pay dividends and make other distributions; prepay subordinated debt; make investments, acquisitions and other restricted payments; create liens; sell assets; and enter into transactions with affiliates. Failure to comply with the covenants under our current or future credit agreements may have a materially adverse impact on our operations. In addition, if we fail to comply with the covenants under our current or any future credit agreement, and are unable to obtain a waiver or amendment, an event of default would result under the applicable credit agreement. We cannot assure you that we would have sufficient liquidity to repay or refinance borrowings if such borrowings were accelerated upon an event of default.

We currently do not intend to pay dividends on our common stock.

We have never paid, and have no immediate plans to pay, cash dividends on our common stock. We currently plan to retain future earnings and cash flows for use in the development of our business and to enhance stockholder value through growth and continued focus on increasing profitability rather than pay dividends on our common stock. Accordingly, we do not anticipate paying any cash dividends on our common stock in the near future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Our executive offices are located at 429 Post Road, Buchanan, Michigan 49107. The table below describes the properties that we maintain.

Company	Location	Purpose	Square Feet	Owned or Leased
Express-1 Operations and Recruiting Center	429 Post Road Buchanan, MI 49107	Express-1 headquarters, call center & recruiting	23,000	Owned

XPO Logistics, Inc.	Nine Greenwich Office Park, Greenwich, CT 06831	Operations and general office	4,000	Leased

Express-1/Metro Detroit	2399 Avon Industrial Drive Rochester Hills, MI 48309	Metro Detroit Regional expedite call center	10,500	Leased

Concert Group Logistics	1430 Branding Ave. Suite 150, Downers Grove, IL 60515	CGL headquarters and general office	7,400	Leased

Concert Group Logistics International	5845 Barry Road Tampa, FL 33634	International operations station	6,200	Leased

Concert Group Logistics International	7855 NW 12th Street Suite 210 Miami, FL 33126	International operations station	1,300	Leased

Concert Group Logistics	1859 Lindberg Street Unit 500 Charlotte, NC 28208	Operation station	11,000	Leased

Bounce Logistics	5838 W. Brick Road South Bend, IN 46628	Bounce headquarters and general office	6,300	Leased

XPO Logistics, LLC	Hayden Corporate Center 8283 North Hayden Road Suite 220 Scottsdale, AZ 85258	Brokerage operations	5,100	Leased

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various claims and legal actions arising in the ordinary conduct of our business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition, cash flows and prospects.

We carry liability and excess umbrella insurance policies that we deem sufficient to cover potential legal claims arising in the normal course of conducting our operations as a transportation company. In the event we are required to satisfy a legal claim in excess of the coverage provided by this insurance, our cash flows and earnings could be negatively impacted.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

The Company’s common stock is traded on NYSE Amex under the symbol “XPO.” The table below sets forth the high and low closing sales prices (adjusted for the 4-for-1 reverse stock split effected September 2, 2011) for the Company’s common stock for the quarters included within 2010 and 2011 and through February 20, 2012.

	High	Low
2010
1st quarter	$6.60	$4.88
2nd quarter	6.24	5.04
3rd quarter	7.52	4.96
4th quarter	11.28	7.96
2011
1st quarter	$12.12	$8.48
2nd quarter	13.28	8.28
3rd quarter	17.00	7.67
4th quarter	12.66	6.98
2012
1st quarter (through February 20, 2012)	$14.90	$11.35

As of February 20, 2012, there were approximately 7,700 holders of our common stock, based upon data available to us from our proxy solicitor, transfer agent and market maker for our common stock. We have never paid, and have no immediate plans to pay, cash dividends on our common stock. We currently plan to retain future earnings and cash flows for use in the development of our business and to enhance stockholder value through growth and continued focus on increasing profitability rather than pay dividends on our common stock. In addition, our current credit agreement imposes, and we expect that any future credit agreement we enter into will impose, restrictions on our ability to pay cash dividends on our common stock. Accordingly, we do not anticipate paying any cash dividends on our common stock in the near future. Future payment of dividends on our common stock would depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.

Equity Compensation Plan

Certain information with respect to our equity compensation plans is set forth in Item 12 of this Annual Report on Form 10-K.

Item 6.	SELECTED FINANCIAL DATA

This table includes selected financial data for the last five years. This financial data should be read together with our audited Consolidated Financial Statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other financial data appearing elsewhere in this Annual Report.

XPO Logistics, Inc.

Consolidated Statements of Operations

	Fiscal Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
Consolidated Statements of Operations Data:
Operating revenue	$177,076,000	$157,987,000	$100,136,000	$109,462,000	$47,713,000
Income from continuing operations	759,000	4,888,000	1,690,000	2,817,000	1,813,000
Income from discontinued operations	—	—	15,000	339,000	358,000
Preferred stock beneficial conversion charge and preferred dividends	(45,336,000)	—	—	—	—
Net (loss) income available to common stockholders	$(44,577,000)	$4,888,000	$1,705,000	$3,156,000	$2,171,000
Earnings Per Share
Basic	$(5.41)	$0.61	$0.21	$0.40	$0.33
Diluted	(5.41)	0.59	0.21	0.40	0.32
Weighted average common shares outstanding
Basic	8,246,577	8,060,346	8,008,805	7,863,439	6,672,596
Diluted	8,246,577	8,278,995	8,041,862	7,939,291	6,831,682
Consolidated Balance Sheet Data:
Working capital	$83,070,000	$12,314,000	$970,000	$4,428,000	$3,781,000
Total assets	$127,641,000	$56,672,000	$49,039,000	$41,682,000	$23,724,000
Total long-term debt and capital leases	$2,129,000	$6,512,000	$1,428,000	$4,955,000	$84,000
Preferred Stock	$42,794,000	$—	$—	$—	$—
Stockholder’s equity	$108,360,000	$34,013,000	$28,404,000	$26,527,000	$18,202,000

The Company effected a 4-for-1 reverse stock split on September 2, 2011. All share and per share amounts have been adjusted to reflect the reverse stock split. Results for the fiscal year ended December 31, 2011 reflect the beneficial conversion feature of $44.2 million on the Series A Preferred Stock that was recorded as a deemed distribution during the third quarter of 2011, as described in Item 1 above.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with Part I, including matters set forth under Item 1A, “Risk Factors”, of this Annual Report, and our audited Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report. The following discussion contains forward-looking statements. You should refer to the “Cautionary Statement Regarding Forward-Looking Statements” set forth in Part I of this Annual Report.

Executive Summary

XPO Logistics, Inc., a Delaware corporation (the “Company”, “we”, “our” or “us”), is a third party logistics provider of freight transportation services through three non-asset based or asset-light business units: Expedited Transportation, Freight Forwarding and Freight Brokerage. These business units provide services complementary to each other, effectively giving us a platform for expansion in three distinct areas of the transportation industry.

Business Unit	Subsidiary(ies)	Primary Office Location(s)	Date Initiated or Acquired
Expedited Transportation	Express-1	Buchanan, Michigan	August 2004

Freight Forwarding	Concert Group Logistics	Downers Grove, Illinois	January 2008

Freight Brokerage	Bounce Logistics and XPO Logistics	South Bend, Indiana and Phoenix, Arizona	March 2008

Expedited Transportation—Express-1, Inc. (“Express-1”) was founded in 1989 and acquired in 2004. Express-1 provides time-critical expedited transportation to its customers, most typically through carrier arrangements that assign one truck to a load, with a specified delivery time requirement. Most of the services provided by Express-1 are completed via a fleet of exclusive-use vehicles that are owned and operated by independent contract drivers.

Freight Forwarding—Concert Group Logistics, Inc. (“CGL”) was founded in 2001 and acquired in 2008. CGL provides freight forwarding services through a network of independently owned stations and Company-owned branches located throughout the United States. These stations and branches are responsible for selling and operating freight forwarding transportation services within their geographic area under the authority of CGL. In October 2009, certain assets and liabilities of LRG International Inc. (now known as CGL International) were purchased to complement the operations of CGL through two Florida branches that primarily provide international freight forwarding services. The financial reporting of this operation has been included within CGL.

Freight Brokerage—Through our Freight Brokerage unit, we arrange freight transportation and provide related logistics and supply chain services to customers in North America, ranging from commitments on specific individual shipments to more comprehensive and integrated relationships. From January 2008 until the fourth quarter of 2011, we provided these services solely through our Bounce Logistics, Inc. subsidiary (“Bounce Logistics”). During the fourth quarter of 2011, we opened a sales office in Phoenix, Arizona, which provides freight brokerage services under the name XPO Logistics. The Phoenix office is the first of several cold-start sales offices we plan to open during the next two years.

The Company generally does not own its own trucks, ships or planes; instead we use a network of relationships with ground, ocean and air carriers to find the best transportation solutions for our customers. This allows capital to be invested primarily in expanding our workforce of talented people who are adept in the critical areas of competitive selling, price negotiation, carrier relations and customer service.

GROWTH STRATEGY

Following a significant equity investment by Jacobs Private Equity, LLC (“JPE”) in the Company in September 2011 (as described below under “Recent Developments”), we began to implement a growth strategy that will leverage our strengths—including management expertise, substantial liquidity and potential access to additional capital—in pursuit of profitable growth. Our strategy anticipates that this will be facilitated by a highly experienced executive team recently put in place, and by new technology that will integrate our operations on a shared platform for cross-company benchmarking and analysis.

Our growth strategy focuses on the following three key areas:

•

Targeted acquisitions—We intend to make selective acquisitions of non-asset based logistics freight brokerage businesses that would benefit from our greater scale and potential access to capital, and we may make similar acquisitions of freight forwarding, expedited and intermodal service businesses, among others. We believe that we are in a position to make the first phase of acquisitions by using existing cash and expanding our credit facilities.

•

Organic growth—We plan to establish new freight brokerage offices in locations across North America, and we are actively recruiting managers with a proven track record of building successful brokerage operations. We expect the new brokerage offices to generate revenue growth by developing customer and carrier relationships in new territories.

•

Optimized operations—We intend to optimize our existing operations, acquired companies and greenfield locations by investing in an expanded sales and service workforce, implementing an advanced information technology infrastructure, incorporating industry best practices, and leveraging scale to share capacity more efficiently and increase buying power.

Recent Developments

Equity Investment

In September 2011, pursuant to the Investment Agreement, dated as of June 13, 2011 (the “Investment Agreement”), by and among JPE, the other investors party thereto (collectively with JPE, the “Investors”) and the Company, we issued to the Investors, for $75.0 million in cash: (i) an aggregate of 75,000 shares of our Series A Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”), which are initially convertible into an aggregate of 10,714,286 shares of our common stock, and (ii) warrants initially exercisable for an aggregate of 10,714,286 shares of our common stock at an initial exercise price of $7.00 per common share (the “Warrants”). Our stockholders approved the issuance of the Series A Preferred Stock and the Warrants at the special meeting of our stockholders on September 1, 2011. We refer to this investment as the “Equity Investment.” See Note 10 to our audited Consolidated Financial Statements in Item 8 of this Annual Report.

The conversion feature of the Series A Preferred Stock was determined to be a beneficial conversion feature (“BCF”) based on the effective initial conversion price and the market value of our common stock at the commitment date for the issuance of the Series A Preferred Stock. Generally accepted accounting principles in the United States (“US GAAP”) require that we recognize the BCF related to the Series A Preferred Stock as a discount on the Series A Preferred Stock and amortize such amount as a deemed distribution through the earliest conversion date. The calculated value of the BCF was in excess of the relative fair value of net proceeds allocated to the Series A Preferred Stock. Accordingly, during the third quarter of 2011 we recorded a discount on the Series A Preferred Stock of $44.2 million with immediate recognition of this amount as a deemed distribution because the Series A Preferred Stock is convertible at any time.

Change of Company Name

In connection with the closing of the Equity Investment, our name was changed from “Express-1 Expedited Solutions, Inc.” to “XPO Logistics, Inc.” on September 2, 2011. Our stockholders approved the amendment to our certificate of incorporation effecting the name change at the special meeting of our stockholders on September 1, 2011.

Reverse Stock Split

In connection with the closing of the Equity Investment, we effected a 4-for-1 reverse stock split on September 2, 2011. Our stockholders approved the amendment to our certificate of incorporation effecting the reverse stock split at the special meeting of our stockholders on September 1, 2011. Unless otherwise noted, all share-related amounts in this Annual Report and our audited Consolidated Financial Statements and the related Notes thereto reflect the reverse stock split.

In connection with the reverse stock split, our stockholders received one new share of our common stock for every four shares of common stock held at the effective time. The reverse stock split reduced the number of shares of outstanding common stock from 33,011,561 to 8,252,891. Proportional adjustments were made to the number of shares issuable upon the exercise of outstanding options to purchase shares of common stock and the per share exercise price of those options.

Increase in Authorized Shares of Common Stock

In connection with the closing of the Equity Investment, the number of authorized shares of our common stock was increased from 100,000,000 shares to 150,000,000 shares on September 2, 2011. Our stockholders approved the amendment to our certificate of incorporation effecting the increase in the number of authorized shares of common stock at the special meeting of the Company’s stockholders on September 1, 2011.

Other Reporting Disclosures

Throughout our reports, we refer to the impact of fuel on our business. For purposes of these references, we have considered the impact of fuel surcharge revenues and the related fuel surcharge expenses only as they relate to our Expedited Transportation business unit. The expedited transportation industry commonly negotiates both fuel surcharges charged to its customers as well as fuel surcharges paid to its carriers. Therefore, we feel that this approach most readily conveys the impact of fuel revenues, costs and the resulting gross margin within this business unit. Our fuel surcharges are determined on a negotiated customer-by-customer basis and are primarily based on a fuel matrix driven by the Department of Energy fuel price index. Fuel surcharge revenues are charged to our customers to provide for variable costs associated with changing fuel prices. Independent contractors and brokered carriers are responsible for the cost of fuel, and therefore are paid a fuel surcharge by the Company to offset their variable cost of fuel. The fuel surcharge payment is expensed as paid and included in the Company’s cost of transportation. Fuel surcharge payments are consistently applied based on the Department of Energy fuel price index and the type of truck utilized. Because fuel surcharge revenues vary based on negotiated customer rates and the overall mix of business, and because our fuel surcharge expense is applied on a consistent basis, gross margin and our gross margin percentage attributable to fuel surcharges will vary from period to period. The impact of fuel surcharge revenue and expense is discussed within management’s discussion and analysis of our Expedited Transportation business unit.

Within our other two business units, Freight Forwarding and Freight Brokerage, fuel charges to our customers are not commonly negotiated and identified separately from total revenue and the associated cost of transportation. Although fuel costs are factored into overall pricing of these services, they are not typically separately identified between carriers and therefore we have not included an analysis of fuel surcharges for these two operating segments. We believe this is a common practice within the freight forwarding and freight brokerage business sectors.

This discussion and analysis refers from time to time to Expedited Transportation’s international operations. These operations consist of freight shipments that originate in or are delivered to either Canada or Mexico. These freight shipments either originate in or are delivered to the United States, and therefore only a portion of the freight movement actually takes place in Canada or Mexico. This freight is carried for domestic customers who pay in U.S. dollars. We discuss this freight separately because our Expedited Transportation business unit has developed an expertise in cross-docking freight at the border through the utilization of Canadian and Mexican carriers, and this portion of our business has seen significant growth.

This discussion and analysis also refers from time to time to our Freight Forwarding international operations. These freight movements also originate in or are delivered to the United States and are primarily paid for in U.S. dollars. We discuss this freight separately because of Freight Forwarding’s more recent focus on international freight through its purchase of LRG International, Inc. (now known as CGL International), and because we believe that international freight could be a significant source of growth for us in the future.

We often refer to the costs of our board of directors, our executive team and certain operating costs associated with operating as a public company as “corporate” charges. In addition to the aforementioned items, we also record items such as our income tax provision and other charges that are reported on a consolidated basis within the corporate line items of the following tables.

The following tables are provided to allow readers to review results within our major operating segments.

XPO Logistics, Inc.

Summary Financial Table

For the Twelve Months Ended December 31,

				Percent of Revenue			Percentage Change
	2011	2010	2009	2011	2010	2009	2011-2010	2010-2009
Revenues
Operating revenue	$177,076,000	$157,987,000	$100,136,000	100.0%	100.0%	100.0%	12.1%	57.8%
Direct expense
Transportation services	133,007,000	117,625,000	72,284,000	75.1%	74.5%	72.2%	13.1%	62.7%
Station commissions	11,098,000	10,724,000	8,798,000	6.3%	6.8%	8.8%	3.5%	21.9%
Insurance	1,597,000	1,161,000	1,568,000	0.9%	0.7%	1.6%	37.6%	-26.0%
Other	1,596,000	1,077,000	746,000	0.9%	0.7%	0.7%	48.2%	44.4%

Direct expense	147,298,000	130,587,000	83,396,000	83.2%	82.7%	83.3%	12.8%	56.6%

Gross margin	29,778,000	27,400,000	16,740,000	16.8%	17.3%	16.7%	8.7%	63.7%

SG&A expenses
Salaries & benefits	15,158,000	12,039,000	7,971,000	8.6%	7.6%	8.0%	25.9%	51.0%
Purchased services	6,733,000	2,519,000	1,917,000	3.8%	1.6%	1.9%	167.3%	31.4%
Depreciation & amortization	1,046,000	1,173,000	1,123,000	0.6%	0.7%	1.1%	-10.8%	4.5%
Other	5,117,000	3,223,000	2,558,000	2.9%	2.0%	2.6%	58.8%	26.0%

Total SG&A expenses	28,054,000	18,954,000	13,569,000	15.8%	12.0%	13.6%	48.0%	39.7%

Operating income	1,724,000	8,446,000	3,171,000	1.0%	5.3%	3.2%	-79.6%	166.4%

Other expense	56,000	140,000	51,000	0.0%	0.1%	0.1%	-60.0%	174.5%
Interest expense	191,000	205,000	105,000	0.1%	0.1%	0.1%	-6.8%	95.2%

Income before income tax	1,477,000	8,101,000	3,015,000	0.8%	5.1%	3.0%	-81.8%	168.7%
Income tax provision (benefit)	718,000	3,213,000	1,325,000	0.4%	2.0%	1.3%	-77.7%	142.5%

Income from Continuing Operations	759,000	4,888,000	1,690,000	0.4%	3.1%	1.7%	-84.5%	189.2%
Income from Discontinued Operations, Net of Tax	—	—	15,000	0.0%	0.0%	0.0%	—	-100.0%

Net Income	$759,000	$4,888,000	$1,705,000	0.4%	3.1%	1.7%	-84.5%	186.7%

Consolidated Results

2011 vs. 2010

In total, the Company’s consolidated revenues for fiscal year 2011 were 12.1% greater than fiscal year 2010. This growth was driven primarily by increased international revenues at Express-1 and continued strong growth in our Freight Brokerage unit.

Direct expenses represent expenses attributable to freight transportation. Our “asset-light” operating model arranges transportation capacity through variable cost transportation alternatives, and therefore enables us to control certain of our operating costs as our volumes fluctuate. Our primary means of arranging transportation capacity are through our fleet of independent contractors in Expedited Transportation and our network of independent ground, ocean and air carriers in Freight Forwarding and Freight Brokerage. We believe this operating model gives us a strategic advantage as compared to transportation providers who directly own assets, particularly in uncertain economic conditions. Our overall gross margin for fiscal year 2011 was 16.8%, a decrease when compared to 17.3% in fiscal year 2010. The decrease in gross margin can be attributed primarily to the following items:

•

International shipments in Expedited Transportation tend to be higher revenue transactions than domestic shipments, but historically have generated a lower gross margin percentage. As international business becomes a larger component of our revenue, we expect to experience continuing decreases in gross margin percentage as our business mix shifts.

•

Freight Brokerage continues to grow at a higher rate than Expedited Transportation and Freight Forwarding, which we expect to continue in the future. Freight Brokerage historically has a lower gross margin percentage compared with Expedited Transportation. As our business mix shifts toward Freight Brokerage in the future, we expect to experience continuing decreases in gross margin percentage.

Selling, general and administrative (“SG&A”) expenses as a percentage of revenue were 15.8% for fiscal year 2011, an increase from 12.0% in 2010. Overall, SG&A expenses increased by $9.1 million for full year 2011 compared to 2010, resulting from an increase of $4.2 million in purchased services, of which approximately $1.0 million represented indirect expenses associated with the Equity Investment and $1.9 million represented recruiting and other costs related to new executive team appointments. Salary and benefit costs increased by $3.1 million related primarily to our investment in additional salespeople at Freight Brokerage and Freight Forwarding and the new executive team appointments, of which $850,000 were one-time guarantees recorded during the fourth quarter of 2011. Additionally, other SG&A costs were up $1.9 million mainly due to equity compensation expense of approximately $900,000 recorded in the fourth quarter of 2011 related to equity grants for the new executive team.

As of December 31, 2011, we had approximately $4.0 million of unrecognized compensation cost related to non-vested stock option-based compensation that we expect to recognize over a weighted average period of approximately 4.3 years. Also as of December 31, 2011, we had approximately $6.9 million of unrecognized compensation cost related to non-vested restricted stock-based compensation that we expect to recognize over a weighted average period of approximately 4.5 years.

Our effective income tax rate for the fiscal year ended December 31, 2011 was 46% as compared to 40% for the fiscal year ended December 31, 2010 associated with out of period tax charges incurred in 2011.

The Company finished fiscal year 2011 with $759,000 in net income, which is a 84.5% decrease when compared to $4.9 million for fiscal year 2010. Investment in the new executive team and corporate infrastructure, which includes payroll, equity compensation and professional fees, and indirect transaction costs related to the Equity Investment contributed to the reduction in net income.

2010 vs. 2009

The actions we took in 2009 to minimize the negative impact of the economic downturn significantly helped improve results of operations during 2010. We experienced solid financial improvements across our business units, including improvements in: gross revenues, gross margin percentage, SG&A-to-revenue ratios and net income. Our gross margin percentage and SG&A-to-revenue ratios returned to more historic levels during 2010 as the economy improved.

Overall consolidated revenues of $158.0 million for fiscal year 2010 represented an increase of 57.8% over fiscal year 2009. LRG International, acquired in October of 2009, contributed $12.1 million of the revenue growth for 2010, with remaining growth being achieved organically.

In 2010, the consolidated gross margin percentage improved to 17.3% from 16.7% in 2009 as the result of significant margin improvements at our Expedited Transportation unit and an overall improvement in our mix of business.

SG&A expenses as a percentage of revenue declined steadily throughout the year as revenues increased more quickly than SG&A costs.

Accordingly, net income improved to $4.9 million in 2010, which represented a 187% increase over net income of $1.7 million in full year 2009.

Our Express-1 Dedicated business unit was discontinued during the fourth quarter of 2008 due to the loss of the contract with its key customer. All operations were ceased effective February 28, 2009, and all assets have either been sold or transferred to our other operations.

Expedited Transportation

(Express -1)

Summary Financial Table

For the Twelve Months Ended December 31,

				Percent of Revenue			Percentage Change
	2011	2010	2009	2011	2010	2009	2011-2010	2010-2009
Revenues
Operating revenue	$87,558,000	$76,644,000	$50,642,000	100.0%	100.0%	100.0%	14.2%	51.3%
Direct expense
Transportation services	66,267,000	57,129,000	37,728,000	75.7%	74.5%	74.5%	16.0%	51.4%
Insurance	1,404,000	1,020,000	1,437,000	1.6%	1.3%	2.8%	37.6%	-29.0%
Other	1,594,000	1,077,000	709,000	1.8%	1.4%	1.4%	48.0%	51.9%

Direct expense	69,265,000	59,226,000	39,874,000	79.1%	77.3%	78.7%	17.0%	48.5%

Gross margin	18,293,000	17,418,000	10,768,000	20.9%	22.7%	21.3%	5.0%	61.8%

SG&A expenses
Salaries & benefits	6,854,000	7,061,000	5,062,000	7.8%	9.2%	10.0%	-2.9%	39.5%
Purchased services	1,426,000	1,249,000	782,000	1.6%	1.6%	1.5%	14.2%	59.7%
Depreciation & amortization	403,000	494,000	521,000	0.5%	0.6%	1.0%	-18.4%	-5.2%
Other	1,411,000	1,008,000	957,000	1.6%	1.3%	1.9%	40.0%	5.3%

Total SG&A expenses	10,094,000	9,812,000	7,322,000	11.5%	12.8%	14.5%	2.9%	34.0%

Operating income	$8,199,000	$7,606,000	$3,446,000	9.4%	9.9%	6.8%	7.8%	120.7%

Expedited Transportation

2011 vs. 2010

Our Expedited Transportation segment generated fiscal year 2011 revenue of $87.6 million, reflecting growth of 14.2% compared to 2010. As the international component of our Expedited Transportation unit increased during 2011, Mexican and Canadian cross-border freight represented 24.2% of segment revenue for 2011, compared to 20.1% of segment revenue for 2010.

For the year ended December 31, 2011, rising fuel prices positively impacted our revenue as fuel charge revenues represented 16.4% of our revenue as compared to 12.3% for 2010.

Expedited Transportation’s gross margin percentage was 20.9% for fiscal year 2011, compared to 22.7% for 2010. Reasons for the decrease in gross margin percentage include:

•	The increase in international transactions, which are typically higher revenue shipments at a lower gross margin percentage than our domestic transactions;

•	A higher percentage of shipments placed through brokered carriers, associated mainly with the growth in international business. All cross-border moves are handled by brokered carriers; and

•	Expedited Transportation results in the third quarter of 2010 were positively impacted by floods in Mexico that generated significantly higher margins than normal.

Historically, the utilization of brokered carriers has enabled our Expedited Transportation unit to handle peak volume periods for its customers while building its fleet of independent contractor drivers. Brokered carriers also are utilized to more efficiently handle freight that crosses into Canada or Mexico. This component of Expedited Transportation’s purchased transportation costs is critical to our ongoing success; however, gross margin percentages relating to this business are typically lower than margins associated with our own fleet of independent contractor drivers. During fiscal year 2011, 32.5% of our Expedited Transportation unit’s revenue was carried by brokered carriers as compared to 29.6% for 2010. The increase was due primarily to the growth of our international business.

SG&A expenses as a percentage of revenue decreased to 11.5% for full year 2011 from 12.8% for 2010. This decrease in SG&A as a percentage of revenues was driven by improved leverage as our 2011 Expedited Transportation revenues increased $10.9 million as compared to 2010, with a 2.9% increase during 2011 of $282,000 in SG&A expenses as compared to 2010.

Operating income increased by 7.8% or $593,000 for fiscal year 2011 compared to 2010, driven primarily by the factors described above.

Management’s growth strategy for our Expedited Transportation unit is based on:

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

2010 vs. 2009

During 2010, Expedited Transportation generated annual revenue of $76.6 million. Expedited Transportation’s 2010 revenue increased 51% when compared to 2009. For the year ended December 31, 2010, Expedited Transportation’s continued investment in sales diversification paid off as it expanded its presence into other markets. Also, the results of the Company’s investment in its Mexican operations continued to exceed management’s expectations. Mexican operations generated 16% of the Company’s total revenue for full year 2010 as compared to 13% during 2009. This growth has contributed to our overall improvement in diversifying our customer base, which historically has been heavily dependent on the automotive sector. In general, overall pricing remained stable in 2010 as compared to 2009. Expedited Transportation historically has rebounded quickly from recessions as the expediting industry in general is typically one of the first benefactors of a recovering economy. This proved to be true during 2010 as Expedited Transportation experienced significant quarter-over-quarter growth during 2010 as compared to 2009.

Fuel prices increased throughout the year resulting in a corresponding increase in fuel surcharge as a percentage of revenue. For the year ended December 31, 2010, fuel surcharge revenues represented 12.3% of our revenue as compared to 9.5% in the same period in 2009. Rising fuel prices tend to have a negative impact on our gross margin percentage since these revenues are substantially passed through to our independent contractor drivers and do not tend to add any additional gross margin dollars to the Company.

Expedited Transportation’s direct expenses represent both fleet costs associated with their fleet of independent contractor drivers along with brokerage costs related to runs that are brokered to other carriers. Expedited Transportation’s gross margin percentage increased to 22.7% for the year ended December 31, 2010 compared to 21.3% for 2009. The primary factor resulting in the increased gross margin percentage was a favorable mix shift for business at our Expedited Transportation unit. Variables that impacted the mix of business included the vehicle type utilized and our customer utilization mix.

As a percentage of total revenue, our SG&A costs dropped for the year ended December 31, 2010 to 12.8% as compared to 14.5% for 2009. Overall, SG&A expenses increased by $2.5 million for full year 2010 as compared to 2009. Increased salaries and benefits accounted for $2.0 million of the increase in SG&A at Expedited Transportation. Approximately $815,000 of the salary and benefits increases resulted from the reestablishment of incentive compensation and the Company match under the XPO Logistics, Inc. 401(k) Plan. An additional $270,000 of the increase resulted from increased expenses relating to the Company’s health insurance plan. The remaining $1.1 million of increased SG&A expenses resulted from the addition of new employees and raises received by existing employees.

Freight Forwarding

(Concert Group Logistics)

Summary Financial Table

For the Twelve Months Ended December 31,

				Percent of Revenue			Percentage Change
	2011	2010	2009	2011	2010	2009	2011-2010	2010-2009
Revenues
Operating revenue	$65,148,000	$65,222,000	$41,162,000	100.0%	100.0%	100.0%	-0.1%	58.5%
Direct expense
Transportation services	47,122,000	47,694,000	28,067,000	72.3%	73.1%	68.2%	-1.2%	69.9%
Station commissions	11,098,000	10,724,000	8,798,000	17.0%	16.4%	21.4%	3.5%	21.9%
Insurance	140,000	131,000	114,000	0.2%	0.2%	0.3%	6.9%	14.9%
Other	—	—	—	0.0%	0.0%	0.0%

Direct expense	58,360,000	58,549,000	36,979,000	89.6%	89.8%	89.8%	-0.3%	58.3%

Gross margin	6,788,000	6,673,000	4,183,000	10.4%	10.2%	10.2%	1.7%	59.5%

SG&A expenses
Salaries & benefits	2,897,000	2,670,000	1,615,000	4.4%	4.1%	3.9%	8.5%	65.3%
Purchased services	432,000	228,000	129,000	0.7%	0.3%	0.3%	89.5%	76.7%
Depreciation & amortization	575,000	629,000	575,000	0.9%	1.0%	1.4%	-8.6%	9.4%
Other	1,339,000	1,264,000	743,000	2.1%	1.9%	1.8%	5.9%	70.1%

Total SG&A expenses	5,243,000	4,791,000	3,062,000	8.0%	7.3%	7.4%	9.4%	56.5%

Operating income	$1,545,000	$1,882,000	$1,121,000	2.4%	2.9%	2.7%	-17.9%	67.9%

Freight Forwarding

2011 vs. 2010

Our Freight Forwarding unit’s revenues for the fiscal year ended December 31, 2011 were $65.1 million, which was essentially flat with 2010. The gains in the first six months of 2011 were offset in the last six months of 2011 by certain lost revenue from larger customers and specific project work from 2010.

Direct expenses consisted primarily of payments for purchased transportation and payments to Freight Forwarding’s independent offices that control the overall operation of our customers’ shipments. As a percentage of revenue, direct expenses of 89.6% for the full year ended 2011 were flat as compared to 89.8% for 2010. The gross margin percentage for full year 2011 of 10.4% was flat as compared to 10.2% for 2010.

SG&A expenses as a percentage of revenue increased to 8.0% of revenues for full year 2011 compared to 7.3% for 2010. Overall, SG&A expenses for full year 2011 increased by approximately $450,000 compared to 2010 due to an increase in purchased services and our investments in additional salespeople.

Primarily as a result of the SG&A increase discussed above, Freight Forwarding’s full-year 2011 operating income of $1.5 million decreased 17.9% as compared to 2010.

As of December 31, 2011 and December 31, 2010, the Company maintained a network of 23 independent offices and two Company-owned branches.

Management’s growth strategy for Freight Forwarding is based on:

•	Plans to open new offices in key U.S. markets, which will consist of both Company-owned and independently owned stations;

•	Increased international growth, with a focus on Asia and Latin America;

•	Technology upgrades to improve efficiency in sales and carrier procurement; and

•	Selective acquisitions of complementary, non-asset based freight forwarding businesses that would benefit from our scale and potential access to capital.

2010 vs. 2009

Freight Forwarding’s year-end revenue in 2010 reflected a rebound from 2009. Revenues of $65.2 million compared favorably to revenues of $41.2 million in 2009, representing a 58.5% increase. The purchase of certain assets and liabilities of LRG International (CGL International) in October 2009 contributed to the revenue increases during 2010 and 2009 of $12.1 million and $1.6 million, respectively.

Direct expenses consist primarily of payments for purchased transportation in addition to payments to Freight Forwarding’s independent offices that control the overall operation of our customers’ shipments. As a percentage of Freight Forwarding revenue, direct expenses represented 89.8% for the years ended December 31, 2010 and 2009. Management expected direct expenses to decrease as a percentage of Freight Forwarding revenue for 2010 because of the acquisition of CGL International with its higher margins. However, because of increasing fuel costs, most notably in the fourth quarter, direct expenses as a percentage of revenue in 2010 stayed unchanged as compared to 2009. The result left gross margin at a comparable percentage of revenue of 10.2% for the years ended December 31, 2010 and 2009. For 2010, CGL International’s direct expense represented $10.4 million or 21.5% of the total direct expense of Freight Forwarding.

SG&A expenses increased for full year 2010 by $1.7 million as compared to 2009, due in part to running CGL International as a Company-owned station. For the years ended December 31, 2010 and 2009, CGL International added approximately $1.3 million and $221,000, respectively, to SG&A expenses. Increased salaries and benefits were responsible for $1.1 million of the increase in SG&A for full year 2010. $673,000 of this increase for full year 2010 as compared to 2009 related to a full year of CGL International payroll and benefits being absorbed by Freight Forwarding. The remaining $427,000 of increased SG&A expense for 2010 as compared to 2009 reflected the addition of six new employees and incentive and other pay increases for all employees. Other costs also increased by $521,000 for 2010 as compared to 2009, of which approximately $196,000 was related to CGL International’s full year of costs and approximately $280,000 was related to bad debt and impairment charges in connection with a former independent station owner whose contract was terminated. As a percentage of revenue, SG&A costs decreased to 7.3% for the year ended December 31, 2010 compared to 7.4% for the year ended December 31, 2009.

For the year ended December 31, 2010, Freight Forwarding generated income from operations before tax of $1.9 million, representing an increase of 67.9% as compared to full year 2009. Approximately $488,000 or 25.7% of Freight Forwarding’s operating income was generated at CGL International.

As of December 31, 2009, the Company maintained a network of 24 independent stations and two Company-owned branches.

Freight Brokerage

(Bounce Logistics and XPO Logistics)

Summary Financial Table

For the Twelve Months Ended December 31,

				Percent of Revenue			Percentage Change
	2011	2010	2009	2011	2010	2009	2011-2010	2010-2009
Revenues
Operating revenue	$29,186,000	$19,994,000	$10,425,000	100.0%	100.0%	100.0%	46.0%	91.8%
Direct expense
Transportation services	24,434,000	16,675,000	8,582,000	83.7%	83.4%	82.3%	46.5%	94.3%
Insurance	53,000	10,000	17,000	0.2%	0.1%	0.2%	430.0%	-41.2%
Other	2,000	—	37,000	0.0%	0.0%	0.4%	—	-100.0%

Direct expense	24,489,000	16,685,000	8,636,000	83.9%	83.5%	82.8%	46.8%	93.2%

Gross margin	4,697,000	3,309,000	1,789,000	16.1%	16.5%	17.2%	41.9%	85.0%

SG&A expenses
Salaries & benefits	2,484,000	1,761,000	857,000	8.5%	8.8%	8.2%	41.1%	105.5%
Purchased services	148,000	98,000	64,000	0.5%	0.5%	0.6%	51.0%	53.1%
Depreciation & amortization	44,000	31,000	27,000	0.2%	0.2%	0.3%	41.9%	14.8%
Other	716,000	554,000	383,000	2.5%	2.8%	3.7%	29.2%	44.6%

Total SG&A expenses	3,392,000	2,444,000	1,331,000	11.6%	12.2%	12.8%	38.8%	83.6%

Operating income	$1,305,000	$865,000	$458,000	4.5%	4.3%	4.4%	50.9%	88.9%

Freight Brokerage

2011 vs. 2010

Our Freight Brokerage unit continues to see significant growth, with revenue for the fiscal year ended December 31, 2011 increasing by 46.0% to $29.2 million, compared to revenue of $20.0 million for the fiscal year ended 2010. Revenue growth was largely driven by expansion of the Freight Brokerage customer base resulting from a year-over-year headcount increase of 8 salespeople over the year.

For full year 2011, Freight Brokerage’s direct transportation expenses of 83.9% as a percentage of revenue were flat as compared to 83.5% for 2010. The additional volume coupled with gross margin of 16.1% added an additional $1.4 million of gross margin for full year 2011 as compared to 2010.

As a percentage of revenue, SG&A costs decreased to 11.6% for full year 2011, compared to 12.2% for 2010. Overall, SG&A expenses increased by $948,000 for full year 2011 compared to 2010. Salaries and benefits increased by $723,000 for full year 2011 as compared to 2010, due primarily to our investments in new salespeople and sales commissions related to the volume growth.

The above items resulted in operating income of $1.3 million for full year 2011, an increase of 50.9% from $865,000 for 2010.

Management’s growth strategy for our Freight Brokerage unit is based on:

•	Selective acquisitions of non-asset based freight brokerage firms that would benefit from our scale and potential access to capital; and

•	The opening of new freight brokerage offices in the U.S.;

•	Investment in an expanded sales and service workforce;

•	Technology upgrades to improve efficiency in sales, freight tracking and carrier procurement; and

•	The integration of industry best practices, with specific focus on better leveraging our scale and lowering administrative overhead.

2010 vs. 2009

Freight Brokerage saw significant growth as its revenue for the year ended December 31, 2010 increased by 91.8% to $20.0 million compared to 2009 annual revenues of $10.4 million. We believe this was reflective of an improving freight environment and an aggressive growth strategy.

For the year ended December 31, 2010, our Freight Brokerage unit’s direct transportation expenses increased to 83.5% as a percentage of revenue as compared to 82.8% for 2009. We believe this cost increase reflects a tightening of truck capacity in the marketplace. This decrease in margin was more than offset by additional business that generated an additional $1.5 million in gross margin for the year ended December 31, 2010 as compared to 2009.

SG&A expenses increased by $1.1 million for the year ended December 31, 2010 as compared to 2009. Increased salaries and benefits were responsible for $904,000 of the increase during 2010 and resulted from 12 additional employees, increased volumes and the reestablishment of benefits that were eliminated in 2009 due to the economic recession. Overall, leverage of scale improved as the percentage of SG&A costs to revenue decreased from 12.8% in 2009 to 12.2% in 2010.

The above items resulted in Freight Brokerage generating operating income of $865,000 in the year ended December 31, 2010 compared to $458,000 for full year 2009.

XPO Corporate

Summary of Selling, General and Administrative Expenses

For the Twelve Months Ended December 31,

				Percent of Revenue			Percentage Change
	2011	2010	2009	2011	2010	2009	2011-2010	2010-2009
SG&A expenses
Salaries & benefits	$2,923,000	$547,000	$437,000	1.7%	0.3%	0.4%	434.4%	25.2%
Purchased services	4,727,000	944,000	942,000	2.7%	0.6%	0.9%	400.7%	0.2%
Depreciation & amortization	24,000	19,000	—	0.0%	0.0%	0.0%	26.3%	—
Other	1,651,000	397,000	475,000	0.9%	0.3%	0.5%	315.9%	-16.4%

Total SG&A expenses	9,325,000	1,907,000	1,854,000	5.3%	1.2%	1.9%	389.0%	2.9%

Corporate

2011 vs. 2010

Corporate costs for the full year ended December 31, 2011 increased by $7.4 million as compared to 2010. As a percentage of revenue, Corporate costs increased to 5.3% for full year 2011, compared with 1.2% for 2010. Approximately $3.7 million of the full-year 2011 increase related to the Equity Investment and executive team appointments described above, of which approximately $1.2 million was recorded in the quarter ended December 31, 2011. For the fourth quarter 2011, Corporate costs were $4.8 million. We expect our Corporate costs in 2012 to run at a slightly higher rate than we experienced in the quarter ended December 31, 2011.

2010 vs. 2009

Corporate costs for the year ended December 31, 2010 increased by $53,000 as compared to 2009. Increased salaries and benefits were responsible for $110,000 of the 2010 increase and resulted from increased volumes and the reestablishment of benefits that were eliminated in 2009 due to the economic recession. As a percentage of revenue, corporate costs decreased from 1.9% for the year ended December 31, 2009 to 1.2% for 2010.

LIQUIDITY AND CAPITAL RESOURCES

General

As of December 31, 2011, we had $83.1 million of working capital with associated cash of $74.0 million, as compared to working capital of $12.3 million and cash of $561,000 as of December 31, 2010. This represents an increase of $70.8 million in working capital during the twelve-month period. The increase was primarily due to the net proceeds of cash received relating to the Equity Investment, which closed on September 2, 2011. We do not have any material commitments that have not been disclosed elsewhere.

We continually evaluate our liquidity requirements, capital needs and availability of capital resources based on our operating needs and our planned growth initiatives. In addition to investing our existing cash balances and net cash provided by operating activities, in certain circumstances we may also use debt financings (including, without limitation, credit facilities supported by our accounts receivable balances) and issuances of equity or equity-related securities to fund our operating needs and growth initiatives.

We believe that our existing cash balances, funds we expect to generate from our operations and funds available under our current revolving credit facility will be sufficient for the next 12 months to finance our existing operations, our first phase of acquisitions, establishment of planned new sales offices, development and implementation of the first phase of our information technology system and our other growth initiatives.

Cash Flow

During the year ended December 31, 2011, $6.6 million was generated in cash from operations compared to $2.3 million for the prior year. The primary source of cash for the year ended December 31, 2011 was our transportation services revenue, while the primary use of cash for the period was payment for transportation services.

Cash generated from revenue equaled $178.7 million for the year ended December 31, 2011 as compared to $151.4 million for 2010 and correlates directly with revenue increases between the two years. Cash inflows increased because of a decrease in accounts receivable of $1.6 million. Our average days outstanding in accounts receivable have decreased by nine days between the 12-month periods ended December 31, 2011 and December 31, 2010, respectively.

Cash used for payment of transportation services for the year ended December 31, 2011 equaled $148.3 million as compared to $128.2 million for the same period in 2010. The increase in cash outflows between the two years also directly correlates to the increase in business between the two years. Days outstanding in accounts payable and accrued expenses decreased by five days between 2011 and 2010 due in large part to the timing of cash disbursements at year end.

Other operating uses of cash included SG&A items which equaled $23.4 million and $18.2 million for fiscal years 2011 and 2010, respectively. Significant expenditures in SG&A include payroll and purchased services. For the year ended December 31, 2011, payroll expenses were $15.2 million compared to $12.0 million for the same period in 2010. Included in the $15.2 million in payroll expenses is $1.1 million of increased payroll incentives accrued during the period (but to be paid in future periods) relating to the new executive team hired during the fourth quarter of 2011.

Investing activities used approximately $1.2 million during the year ended December 31, 2011 compared to our use of $1.3 million on these activities during the prior year. During 2011, cash was used to purchase $754,000 in fixed assets. In addition, an acquisition earn-out payment of $450,000 was made to the former owners of LRG International during 2011. During 2010, we used $811,000 to purchase fixed assets and paid $500,000 to the former owners of LRG International in connection with that acquisition.

Financing activities provided approximately $68.0 million for the year ended December 31, 2011 compared to the use of $882,000 in 2010. Sources of cash from financing activities during the year ended December 31,

2011, included $71.6 million of net proceeds from the issuance of the Series A Convertible Perpetual Preferred Stock and the Warrants and $704,000 in net proceeds from the exercise of stock options. Uses of cash for financing activities included payments on term debt of $1.6 million and net payments on the line of credit of $2.7 million. During 2010, sources of cash for financing activities included $5.0 million of proceeds from term debt related to a new credit agreement signed in March 2010 in addition to $564,000 in proceeds associated with the exercise of stock options during the period. Uses of cash for financing activities included payments on term debt of $2.7 million and net payments on the line of credit of $3.8 million.

Line of Credit and Term Loan

On March 31, 2010, we renewed a $15.0 million credit facility that provided for a receivables-based revolving line of credit of up to $10.0 million and a term loan of $5.0 million. Commencing April 30, 2010, the term loan is payable in 36 consecutive monthly installments consisting of $139,000 in monthly principal payments plus the unpaid interest accrued on the loan. Interest is payable at the one-month LIBOR plus 225 basis points (2.51% as of December 31, 2011).

On March 31, 2011, we amended the credit agreement governing our revolving credit facility and the term loan described above to extend the maturity date of the revolving credit facility to March 31, 2013 and to eliminate the receivables borrowing base limitation previously applicable to the revolving credit facility. The revolving credit facility continues to provide for a line of credit of up to $10.0 million. We may draw upon this line of credit up to $10.0 million, less amounts outstanding under letters of credit. The proceeds of the line of credit are to be used exclusively for working capital purposes.

Substantially all of our assets are pledged as collateral securing our performance under the revolving credit facility and term loan. The revolving credit facility bears interest at the one-month LIBOR plus a current increment of 175 basis points (2.01% as of December 31, 2011).

The credit agreement governing the revolving credit facility and the term loan contains certain operating covenants and certain covenants related to our financial performance. Included among the covenants are a fixed charge coverage ratio and a total funded debt to earnings before interest, taxes, depreciation and amortization ratio. We are currently in compliance with all terms under the credit agreement and no events of default exist under the terms of such agreement.

We had outstanding standby letters of credit of $410,000 at each of December 31, 2011 and December 31, 2010 related to insurance policies either continuing in force or recently cancelled. Amounts outstanding for letters of credit reduce the amount available under the revolving credit facility on a dollar-for-dollar basis.

Available capacity in excess of outstanding borrowings under the line of credit was approximately $9.6 million and $6.8 million as of December 31, 2011 and December 31, 2010, respectively. As of December 31, 2011 and December 31, 2010, the line of credit balance was $0 and $2.7 million, respectively.

Disclosures About Contractual Obligations and Commercial Contingencies

The following table aggregates all contractual commitments and commercial obligations, due by period, that affect our financial condition and liquidity position as of December 31, 2011:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Capital lease obligations	$45,000	$8,000	$20,000	$17,000	$—
Notes payable	2,084,000	1,667,000	417,000	—	—
Line of credit	—	—	—	—	—
Operating leases	6,151,000	584,000	1,486,000	999,000	3,082,000
Earn out obligation—LRG	450,000	450,000	—	—	—
Employment contracts	16,849,000	4,154,000	7,200,000	5,495,000	—

Total contractual obligations	$25,579,000	$6,863,000	$9,123,000	$6,511,000	$3,082,000

CRITICAL ACCOUNTING POLICIES

The Company prepares its audited Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that impact the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the audited Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews its estimates, including but not limited to: accrued revenue, purchased transportation, recoverability of long-lived assets, accrual of acquisition earn-outs, estimated legal accruals, valuation allowances for deferred taxes, reserve for uncertain tax positions, and allowance for doubtful accounts, on a regular basis and makes adjustments based on historical experiences and existing and expected future conditions. These evaluations are performed and adjustments are made as information is available. Management believes that these estimates are reasonable and has discussed them with the audit committee of our board of directors. However, actual results could differ from these estimates. Note 1 of the audited Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our audited Consolidated Financial Statements. For the fiscal year ended December 31, 2011, there were no significant changes to our critical accounting policies. The following is a brief discussion of our critical accounting policies and estimates.

Revenue Recognition

The Company recognizes revenue at the point in time delivery is completed on the freight shipments it handles, with related costs of delivery being expensed within the same period in which the associated revenue is recognized. The Company uses the following supporting criteria to determine that revenue has been earned and should be recognized:

•	Persuasive evidence that an arrangement exists;

•	Services have been rendered;

•	The sales price is fixed and determinable; and

•	Collectability is reasonably assured.

The Company reports revenue on a gross basis in accordance with ASC Topic 605, “Reporting Revenue Gross as Principal Versus Net as an Agent,” and, as such, presentation on a gross basis is required as:

•	The Company is the primary obligor and is responsible for providing the service desired by the customer.

•

The customer holds the Company responsible for fulfillment including the acceptability of the service (requirements may include, for example, on-time delivery, handling freight loss and damage claims, establishing pick-up and delivery times and tracing shipments in transit).

•

For Expedited Transportation and Freight Brokerage, the Company has discretion to select its drivers, contractors or other transportation providers (collectively, “service providers”). For Freight Forwarding, the Company enters into agreements with significant service providers that specify the cost of services, among other things, and has ultimate authority in approving all service providers that can be used by our Freight Forwarding unit’s independently owned stations. Independently owned stations may further negotiate the cost of services with Company-approved service providers for individual customer shipments.

•	Expedited Transportation and Freight Brokerage have discretion to establish sales prices. Independently owned stations within Freight Forwarding have the discretion to establish sales prices.

•

The Company bears credit risk for all receivables. In the case of Freight Forwarding, the independently owned stations reimburse Freight Forwarding for a portion (typically 70-80%) of credit losses. Our Freight Forwarding unit retains the risk that the independent station owners will not meet this obligation.

Revenue recognized in our Freight Forwarding business includes an estimate at the end of each reporting period related to certain freight shipments that are in-transit at year-end. Based on historical information, we estimate the number of days it takes for delivery to be completed and recognize revenue for these shipments in-transit prior to the end of the reporting period based on this estimate. Our estimates are based on historical information and actual shipment times may vary.

Valuations for Accounts Receivable

The Company’s allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance of $356,000 as of December 31, 2011 increased compared to the allowance of $136,000 as of December 31, 2010. We believe that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures we have identified and our historical loss experience.

Stock-Based Compensation

The fair value of each share-based payment award is established on the date of grant. For grants of restricted stock units, the fair value is established based on the market price on the date of the grant. For grants of options, we use the Black-Scholes option pricing model to estimate the fair value of share-based payment awards. The determination of the fair value of share-based awards is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.

Goodwill and Intangible Assets with Indefinite Lives

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. Intangible assets with indefinite lives consist principally of the Express-1 and CGL trade names. The Company follows the provisions of the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) Topic 350, “Intangibles—Goodwill and Other”, which requires an annual impairment test for goodwill and intangible assets with indefinite lives. If the carrying value of intangibles with indefinite lives exceeds their fair value, an impairment loss is recognized in an amount equal to that excess. Goodwill is evaluated using a two-step impairment test at the reporting unit level. The first step compares the book value of a reporting unit, including goodwill, with its fair value. If the book value of a reporting unit exceeds its fair value, we complete the second step in order to determine the amount of goodwill impairment loss that we should record. In the second step, we determine an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill. The amount of impairment is equal to the excess of the book value of goodwill over the implied fair value of that goodwill. The Company performs the annual impairment testing during the third quarter unless events or circumstances indicate impairment of the goodwill may have occurred before that time. For the years presented, we did not recognize any goodwill impairment as the estimated fair value of our reporting units with goodwill significantly exceeded the book value of these reporting units.

Identified Intangible Assets

The Company follows the provisions of ASC Topic 360, “Property, Plant and Equipment”, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. During 2011, 2010 and 2009 there was no impairment of identified intangible assets.

The Company’s intangible assets subject to amortization consist of trade names, non-compete agreements, customer relationships and other intangibles that are amortized on a straight-line basis over the estimated useful lives of the related intangible asset. The estimated useful lives of the respective intangible assets range from four to 12 years.

OFF-BALANCE SHEET ARRANGEMENTS

We are not a party to any transactions that would be considered “off-balance sheet arrangements” under Item 303(a)(4) of Regulation S-K.

NEW ACCOUNTING PRONOUNCEMENTS

The Company’s management does not believe that any recent codified pronouncements by the FASB will have a material impact on the Company’s current or future audited Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had $74.0 million of cash on December 31, 2011, all of which was held at a financial institution. The primary market risk associated with these investments is liquidity risk. A hypothetical 100-basis-point change in the interest rate would not have a material effect on our earnings. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. Market risk arising from changes in foreign currency exchange rates is not material due to the relatively small size of our international operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and supplementary data of the Company required by this Item are included at pages 49-76 of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Management’s Annual Report on Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of our published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, we believe that, as of December 31, 2011, our internal control over financial reporting is effective.

Change in Internal Controls

During the quarter ended December 31, 2011, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Part III of Form 10-K (other than certain information required by Item 401 of Regulation S-K with respect to our executive officers, which is set forth under Item 1 of Part I of this Annual Report on Form 10-K, and certain information required by Item 405 of Regulation S-K with respect to Section 16(a) beneficial ownership reporting compliance, which is set forth below) will be set forth in our Proxy Statement relating to the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

We have adopted a Senior Officer Code of Business Conduct and Ethics (the “Code”), which is applicable to our principal executive officer, principal financial officer, principal accounting officer and other senior officers. The Code is available on our website at www.xpologistics.com. In the event that we amend or waive any of the provisions of the Code that relate to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, we intend to disclose the same on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

No Form 3 was filed in respect of JPE’s entrance into the Voting Agreement disclosed by JPE on Schedule 13D filed on June 13, 2011. JPE had no pecuniary interest in the underlying shares. A Form 3 was filed on September 12, 2011 in respect of JPE in connection with the closing of the Equity Investment.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of Part III of Form 10-K will be set forth in our Proxy Statement relating to the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Part III of Form 10-K (other than certain information required by Item 201(d) of Regulation S-K with respect to equity compensation plans, which is set forth below) will be set forth in our Proxy Statement relating to the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Equity Compensation Plan

The following table sets forth information, as of December 31, 2011, with respect to the Company’s compensation plans under which equity securities are authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights
Equity compensation plans approved by security holders
Options	1,382,000	$8.53

Total	1,382,000

The Company had 150,753 shares remaining available for future issuance under the Company’s 2011 Omnibus Incentive Compensation Plan as of December 31, 2011.

Additionally, the Company has in place an employee stock ownership plan in which 64,395 shares of the Company’s common stock are held on behalf of qualifying employees.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Part III of Form 10-K (other than certain information required by Item 404 of Regulation S-K with respect to transactions with related persons, which is set forth below) will be set forth in our Proxy Statement relating to the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Transactions with Related Persons

During the third quarter of 2011, with the approval of the audit committee of the Company’s board of directors, the Company agreed to pay an incremental $261,000 of expenses incurred by JPE in connection with the transactions contemplated by the Investment Agreement. Also during the third quarter of 2011, with the approval of the Company’s board of directors, the Company agreed to pay JPE $297,000 as reimbursement for certain executive search firm and other expenses incurred by JPE on behalf of the Company.

In March 2010, the Company issued a promissory note to an employee for $150,000. The note accrues interest at 5.5% per annum, and is collateralized by a mortgage on real property. The note has no stated maturity; however, the note and accrued interest are payable in full to the Company upon termination of the employee’s employment. The note and accrued interest will be paid by the employee in the form of performance bonuses in the future. As of December 31, 2011, the note had an outstanding balance of $143,000, of which approximately $15,000 was classified as a current note receivable based on the expected bonus to be paid to the employee in 2012, and approximately $128,000 was classified as a long-term note receivable.

In December 2010, an owner of one of CGL’s independently owned stations sold his interest in such station and became employed by CGL. In connection with his prior ownership and operation of his CGL station, this employee was the obligor on a promissory note in favor of CGL in an aggregate principal amount of $128,000. The note accrues interest at the prime rate, as in effect from time to time, and is uncollateralized. The note matures on August 31, 2012 and requires bi-weekly payments of $2,600. As of December 31, 2011, the note had an outstanding balance of $56,000, which has been classified as a current note receivable.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Part III of Form 10-K will be set forth in our Proxy Statement relating to the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Financial Statement Schedules

The list of Consolidated Financial Statements set forth in the accompanying Index to Consolidated Financial Statements is incorporated herein by reference. Such Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K. All financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the Consolidated Financial Statements and notes thereto.

Exhibits

The exhibits listed on the accompanying Exhibit Index on page 77 of this Annual Report on Form 10-K are filed or incorporated by reference as part of this Annual Report on Form 10-K and such Exhibit Index is incorporated herein by reference.

Certain of the agreements listed as exhibits to this Annual Report on Form 10-K (including the exhibits to such agreements), which have been filed to provide investors with information regarding their terms, contain various representations, warranties and covenants of XPO Logistics, Inc. and the other parties thereto. They are not intended to provide factual information about any of the parties thereto or any subsidiaries of the parties thereto. The assertions embodied in those representations, warranties and covenants were made for purposes of each of the agreements, solely for the benefit of the parties thereto. In addition, certain representations and warranties were made as of a specific date, may be subject to a contractual standard of materiality different from what a security holder might view as material, or may have been made for purposes of allocating contractual risk among the parties rather than establishing matters as facts. Investors should not view the representations, warranties, and covenants in the agreements (or any description thereof) as disclosures with respect to the actual state of facts concerning the business, operations, or condition of any of the parties to the agreements (or their subsidiaries) and should not rely on them as such. In addition, information in any such representations, warranties or covenants may change after the dates covered by such provisions, which subsequent information may or may not be fully reflected in the public disclosures of the parties. In any event, investors should read the agreements together with the other information concerning XPO Logistics, Inc. contained in reports and statements that we file with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Greenwich, CT, on February 29, 2012.

XPO LOGISTICS, INC.

By:	/s/ BRADLEY S. JACOBS
Bradley S. Jacobs
(Chairman of the Board of Directors and Chief Executive Officer)

By:	/s/ JOHN J. HARDIG
John J. Hardig
(Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated:

Signature	Title	Date

/s/ BRADLEY S. JACOBS Bradley S. Jacobs	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 29, 2012

/s/ JOHN J. HARDIG John J. Hardig	Chief Financial Officer (Principal Financial Officer)	February 29, 2012

/s/ KENT R. RENNER Kent R. Renner	Senior Vice President— Chief Accounting Officer (Principal Accounting Officer)	February 29, 2012

/s/ G. CHRIS ANDERSEN G. Chris Andersen	Director	February 29, 2012

/s/ MICHAEL G. JESSELSON Michael G. Jesselson	Director	February 29, 2012

/s/ ADRIAN P. KINGSHOTT Adrian P. Kingshott	Director	February 29, 2012

/s/ JAMES J. MARTELL James J. Martell	Director	February 29, 2012

/s/ JASON D. PAPASTAVROU Jason D. Papastavrou	Director	February 29, 2012

/s/ OREN G. SHAFFER Oren G. Shaffer	Director	February 29, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

XPO Logistics, Inc.:

We have audited the accompanying consolidated balance sheets of XPO Logistics, Inc. (formerly Express-1 Expedited Solutions, Inc.) (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XPO Logistics, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2011 in conformity with U.S. generally accepted accounting principles.

(signed) KPMG LLP

Chicago, Illinois

February 29, 2012

XPO Logistics, Inc.

Consolidated Balance Sheets

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash	$74,007,000	$561,000
Accounts receivable, net of allowances of $356,000 and $136,000, respectively	22,425,000	24,272,000
Prepaid expenses	426,000	257,000
Deferred tax asset, current	955,000	314,000
Income tax receivable	1,109,000	1,348,000
Other current assets	219,000	813,000

Total current assets	99,141,000	27,565,000
Property and equipment, net of $3,937,000 and $3,290,000 in accumulated depreciation, respectively	2,979,000	2,960,000
Goodwill	16,959,000	16,959,000
Identifiable intangible assets, net of $3,356,000 and $2,827,000 in accumulated amortization, respectively	8,053,000	8,546,000
Loans and advances	128,000	126,000
Other long-term assets	381,000	516,000

Total long-term assets	28,500,000	29,107,000

Total assets	$127,641,000	$56,672,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,565,000	$8,756,000
Accrued salaries and wages	2,234,000	1,165,000
Accrued expenses, other	2,789,000	2,877,000
Current maturities of long-term debt and capital leases	1,675,000	1,680,000
Other current liabilities	808,000	773,000

Total current liabilities	16,071,000	15,251,000
Line of credit	—	2,749,000
Long-term debt and capital leases, net of current maturities	454,000	2,083,000
Deferred tax liability, long-term	2,346,000	2,032,000
Other long-term liabilities	410,000	544,000

Total long-term liabilities	3,210,000	7,408,000

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; 75,000 shares and none issued and outstanding, respectively	42,794,000	—
Common stock, $.001 par value; 150,000,000 shares authorized; 8,410,353 and 8,171,881 shares issued, respectively; and 8,365,353 and 8,126,881 shares outstanding, respectively	8,000	8,000
Additional paid-in capital	102,613,000	27,233,000
Treasury stock, at cost, 45,000 shares held	(107,000)	(107,000)
Accumulated (deficit) earnings	(36,948,000)	6,879,000

Total stockholders’ equity	108,360,000	34,013,000

Total liabilities and stockholders’ equity	$127,641,000	$56,672,000

The accompanying notes are an integral part of the Consolidated Financial Statements.

XPO Logistics, Inc.

Consolidated Statements of Operations

	Twelve Months Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Revenues
Operating revenue	$177,076,000	$157,987,000	$100,136,000
Expenses
Direct expense	147,298,000	130,587,000	83,396,000

Gross margin	29,778,000	27,400,000	16,740,000
Selling, general and administrative expense	28,054,000	18,954,000	13,569,000

Operating income	1,724,000	8,446,000	3,171,000
Other expense	56,000	140,000	51,000
Interest expense	191,000	205,000	105,000

Income from continuing operations before income tax	1,477,000	8,101,000	3,015,000
Income tax provision	718,000	3,213,000	1,325,000

Income from continuing operations	759,000	4,888,000	1,690,000
Income from discontinued operations, net of tax	—	—	15,000

Net income	759,000	4,888,000	1,705,000
Preferred stock beneficial conversion charge and dividends	(45,336,000)	—	—

Net (loss) income available to common shareholders	$(44,577,000)	$4,888,000	$1,705,000

Basic earnings per common share
Income from continuing operations	$(5.41)	$0.61	$0.21
Income from discontinued operations	—	—	—
Net (loss) income	(5.41)	0.61	0.21
Diluted earnings per common share
Income from continuing operations	(5.41)	0.59	0.21
Income from discontinued operations	—	—	—
Net (loss) income	$(5.41)	$0.59	$0.21
Weighted average common shares outstanding
Basic weighted average common shares outstanding	8,246,577	8,060,346	8,008,805
Diluted weighted average common shares outstanding	8,246,577	8,278,995	8,041,862

The accompanying notes are an integral part of the Consolidated Financial Statements.

XPO Logistics, Inc.

Consolidated Statements of Cash Flows

	Twelve Months Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Operating activities
Net income	$759,000	$4,888,000	$1,705,000
Adjustments to reconcile net income to net cash from operating activities
(Recovery) provisions for allowance for doubtful accounts	219,000	(84,000)	92,000
Depreciation and amortization expense	1,240,000	1,290,000	1,191,000
Stock compensation expense	1,180,000	157,000	172,000
Loss (gain) on disposal of equipment	12,000	4,000	(29,000)
Non-cash impairment of incentive payments	—	75,000	124,000
Changes in assets and liabilities
Account receivable	1,627,000	(6,618,000)	(5,459,000)
Deferred tax expense	(327,000)	900,000	713,000
Income tax receivable	239,000	(1,348,000)	—
Other current assets	595,000	(355,000)	104,000
Prepaid expenses	(170,000)	(99,000)	214,000
Other long-term assets and advances	97,000	338,000	(93,000)
Accounts payable	(191,000)	1,987,000	191,000
Accrued expenses	1,097,000	1,780,000	1,529,000
Other liabilities	234,000	(658,000)	(553,000)

Cash provided (used) by operating activities	6,611,000	2,257,000	(99,000)

Investing activities
Acquisition of business, net of cash acquired	—	—	(2,250,000)
Payment of acquisition earn-out	(450,000)	(500,000)	(1,100,000)
Payment for purchases of property and equipment	(754,000)	(811,000)	(186,000)
Proceeds from sale of property and equipment	13,000	2,000	62,000

Cash used by investing activities	(1,191,000)	(1,309,000)	(3,474,000)

Financing activities
Line of credit, net	(2,749,000)	(3,781,000)	4,210,000
Proceeds from issuance of long-term debt	—	5,000,000	—
Payments of long-term debt and capital leases	(1,633,000)	(2,665,000)	(1,249,000)
Excess tax benefit from stock options	451,000	—	—
Proceeds from issuance of preferred stock and warrants	71,628,000	—	—
Net proceeds from exercise of options	704,000	564,000	—
Dividends paid to preferred stockholders	(375,000)	—	—

Cash provided (used) by financing activities	68,026,000	(882,000)	2,961,000

Net increase (decrease) in cash	73,446,000	66,000	(612,000)
Cash, beginning of period	561,000	495,000	1,107,000

Cash, end of period	$74,007,000	$561,000	$495,000

Cash paid during the period for interest	$110,000	$124,000	$105,000

Cash paid during the period for income taxes	233,000	3,521,000	396,000

Increase of goodwill due to accrual of acquisition earnout	—	—	687,000

The accompanying notes are an integral part of the Consolidated Financial Statements.

XPO Logistics, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Years Ended December 31, 2011, 2010 and 2009

							Additional Paid in Capital	Accumulated Earnings	Total
	Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares (a)	Amount	Shares (a)	Amount
Balance, December 31, 2008			8,053,805	$8,000	(45,000)	$(107,000)	$26,340,000	$286,000	$26,527,000
Stock compensation expense	—		—				172,000		172,000
Net income								1,705,000	1,705,000

Balance, December 31, 2009	—	—	8,053,805	8,000	(45,000)	(107,000)	26,512,000	1,991,000	28,404,000
Issuance of stock for exercise of options			118,077				564,000		564,000
Stock compensation expense							157,000		157,000
Net income								4,888,000	4,888,000

Balance, December 31, 2010	—	—	8,171,882	8,000	(45,000)	(107,000)	27,233,000	6,879,000	34,013,000
Issuance of common stock for option exercise			237,826	—			704,000		704,000
Issuance of ESOP shares			645	—			—		—
Issuance of preferred stock and warrants, net of issuance costs	75,000	42,794,000					28,834,000		71,628,000
Deemed distribution for recognition of beneficial conversion feature on preferred stock							44,211,000	(44,211,000)	—
Stock compensation expense							1,180,000		1,180,000
Excess tax benefit from stock options							451,000		451,000
Dividends paid to preferred stockholders $5 per share								(375,000)	(375,000)
Net income								759,000	759,000

Balance, December 31, 2011	75,000	$42,794,000	8,410,353	$8,000	(45,000)	$(107,000)	$102,613,000	$(36,948,000)	$108,360,000

(a)	Amounts have been retrospectively adjusted for a 4-for-1 reverse stock split effective September 2, 2011.

The accompanying notes are an integral part of the Consolidated Financial Statements.

XPO Logistics, Inc.

Notes to Consolidated Financial Statements

Years ended December 31, 2011, 2010 and 2009

1.	Significant Accounting Policies

Nature of Business

XPO Logistics, Inc.—(the “Company”) provides premium transportation and logistics services to thousands of customers primarily through its three business units:

Expedited Transportation—provides time critical expedited transportation to our customers through our wholly owned subsidiary Express-1, Inc. (Express-1). This typically involves dedicating one truck and driver to a load which has a specified time delivery requirement. Most of the services provided are completed through a fleet of exclusive use vehicles that are owned and operated by independent contract drivers. The use of non-owned resources to provide services minimizes the amount of capital investment required and is often described with the terms “non-asset” or “asset-light.” In January of 2009, certain assets and liabilities of First Class Expediting Services Inc. (FCES) were purchased to complement the operations of Express-1. Express-1 began consolidating the results of FCES as of the purchase date.

Freight Forwarding—provides freight forwarding services through a chain of independently owned stations located throughout the United States, along with our two company owned international branches through our wholly owned subsidiary Concert Group Logistics, Inc. (CGL). These stations are responsible for selling and operating freight forwarding transportation services within their geographic area under the authority of CGL. In October of 2009, certain assets and liabilities of LRG International Inc. (LRG) were purchased to complement the operations of CGL. CGL began consolidating the results of LRG as of the purchase date.

Freight Brokerage—provides truckload brokerage transportation services to our customers throughout the United States through our wholly owned subsidiaries Bounce Logistics, Inc. (Bounce) and XPO Logistics, LLC.

For specific financial information relating to the above subsidiaries refer to Note 17—Operating Segments.

During 2008, the Company discontinued its Express-1 Dedicated business unit, in anticipation of the cessation of these operations in February 2009. All revenues and costs associated with this operation have been accounted for, net of taxes, in the line item labeled “Income from discontinued operations”. More information on the discontinuance of the Express-1 Dedicated operations can be found in Note 3—Discontinued Operations.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company does not have any variable interest entities whose financial results are not included in the Consolidated Financial Statements.

Use of Estimates

The Company prepares its Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that impact the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews its estimates, including but not limited to: accrued revenue, purchased transportation, recoverability of long-lived assets, accrual of acquisition earn-outs, estimated legal accruals, valuation allowances for deferred taxes, reserve for uncertain tax positions, and allowance for doubtful accounts on a regular basis and makes adjustments based on historical experiences and existing and expected future conditions. These evaluations are performed and adjustments are made as information is available. Management believes that these estimates are reasonable and have been discussed with the audit committee; however, actual results could differ from these estimates.

Concentration of Risk

Financial instruments, that potentially subject the Company to concentrations of credit risk, are cash and cash equivalents and accounts receivable.

Cash and cash equivalents consist primarily of cash and money market accounts with an original maturity of three months or less and are maintained at financial institutions. At times, these balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. All of the non-interest bearing cash balances were fully insured at December 31, 2011, due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning in 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and the non-interest bearing cash balances may again exceed federally insured limits. At December 31, 2011, $72,344,000 was held in an interest bearing money market account. At December 31, 2010, there were no amounts held in interest bearing accounts.

The Company continues to mitigate the concentration of credit risk with respect to trade receivables for any one customer by the expansion of customer base, industry base, and service areas. For the year ended December 31, 2011, a domestic automotive manufacturer accounted for approximately 8% of the Company’s consolidated revenue. During 2011, the Company generated approximately 10% of its consolidated revenue from the Big Three domestic automotive manufacturers. Additionally, at December 31, 2011, account receivable balances related to the Big Three automotive makers equaled 5% of the Company’s consolidated accounts receivable. The concentration of credit risk extends to major automotive industry suppliers, international automotive manufacturers, and many customers who support and derive revenue from the automotive industry.

For the year ended December 31, 2010, a domestic automotive manufacturer accounted for approximately 5% of the Company’s consolidated revenue. During 2010, the Company generated approximately 8% of its consolidated revenue from the Big Three domestic automotive manufacturers. Additionally, at December 31, 2010, account receivable balances related to the Big Three automotive makers equaled 6% of the Company’s consolidated account receivable balance. The concentration of credit risk extends to major automotive industry suppliers, international automotive manufacturers, and many customers who support and derive revenue from the automotive industry.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivable, customers’ payment history and customers’ current ability to pay their obligations. The Company writes off accounts receivable against the allowance for doubtful accounts when an account is deemed uncollectible. We do not accrue interest on past due receivables.

Activity in the allowance for doubtful accounts for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Year Ending December 31,
	2011	2010	2009
Balance at beginning of year	$136,000	$225,000	$133,000
Additions: Charged to cost and expense	250,000	—	92,000
Deductions and adjustments	(30,000)	(89,000)	—

Balance at end of year	$356,000	$136,000	$225,000

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

Goodwill and Intangible Assets with Indefinite Lives

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. Intangible assets with indefinite lives consist principally of the Express-1 and CGL trade names. The Company follows the provisions of the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) Topic 350, “Intangibles—Goodwill and Other”, which requires an annual impairment test for goodwill and intangible assets with indefinite lives. If the carrying value of intangibles with indefinite lives exceeds their fair value, an impairment loss is recognized in an amount equal to that excess. Goodwill is evaluated using a two-step impairment test at the reporting unit level. The first step compares the book value of a reporting unit, including goodwill, with its fair value. If the book value of a reporting unit exceeds its fair value, we complete the second step in order to determine the amount of goodwill impairment loss that we should record. In the second step, we determine an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill. The amount of impairment is equal to the excess of the book value of goodwill over the implied fair value of that goodwill.

The Company performs the annual impairment testing during the third quarter unless events or circumstances indicate impairment of the goodwill may have occurred before that time. For the years presented, we did not recognize any goodwill impairment as the estimated fair value of our reporting units with goodwill significantly exceeded the book value of these reporting units.

Identified Intangible Assets

The Company follows the provisions of ASC Topic 360, “Property, Plant and Equipment” which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. During 2011 and 2010, there was no impairment of identified intangible assets.

The Company’s intangible assets subject to amortization consist of trade names, non-compete agreements, customer relationships, and other intangibles that are amortized on a straight-line basis over the estimated useful lives of the related intangible asset. The estimated useful lives of the respective intangible assets range from four to 12 years.

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

Fair Value Measurements

FASB ASC Topic 820, “Fair Value Measurements and Disclosures”, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and classifies the inputs used to measure fair value into the following hierarchy:

•	Level 1—Quoted prices for identical instruments in active markets;

•

Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets; and

•	Level 3—Valuations based on inputs that are unobservable, generally utilizing pricing models or other valuation techniques that reflect management’s judgment and estimates.

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

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain assets and liabilities are measured at fair value on a non-recurring basis, which means that the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value measurements or adjustments in certain circumstances, for example, when the Company makes an acquisition or in connection with goodwill and trade name impairment testing.

In accordance with FASB ASC Topic 350, “Intangibles—Goodwill and Other”, the Company’s goodwill and indefinite lived intangibles are tested for impairment annually or more frequently if significant events or changes indicate possible impairment. The Company’s annual impairment analyses were completed in the third quarter of fiscal years 2011 and 2010, and resulted in no impairments. For the years presented, we did not recognize any goodwill impairment as the estimated fair value of our reporting unit with goodwill significantly exceeded its carrying amount.

As discussed further in Note 11—Acquisitions, the Company completed an acquisition in the fourth quarter of fiscal year 2009. The acquisition-date fair values of the intangible assets acquired have been estimated by management using income approach methodologies, pricing models and valuation techniques. The valuation of these identifiable intangible assets, as well as the other assets acquired and liabilities assumed, was based on management’s estimates, available information and reasonable and supportable assumptions. The fair value measurements were determined primarily based on Level 3 unobservable input data that reflect the Company’s assumptions regarding how market participants would value the assets.

Revenue Recognition

The Company recognizes revenue at the point in time delivery is completed on the freight shipments it handles, with related costs of delivery being expensed within the same period in which the associated revenue is recognized. The Company uses the following supporting criteria to determine that revenue has been earned and should be recognized:

•	Persuasive evidence of an arrangement exists;

•	Services have been rendered;

•	The sales price is fixed and determinable; and

•	Collectability is reasonably assured.

The Company reports revenue on a gross basis in accordance with ASC Topic 605, “Reporting Revenue Gross as Principal Versus Net as an Agent,” and, as such, presentation on a gross basis is required as:

•	The Company is the primary obligor and is responsible for providing the service desired by the customer.

•

The customer holds the Company responsible for fulfillment including the acceptability of the service (requirements may include, for example, on-time delivery, handling freight loss and damage claims, establishing pick-up and delivery times, and tracing shipments in transit).

•

For Expedited Transportation and Freight Brokerage, the Company has complete discretion to select its drivers, contractors or other transportation providers (collectively, “service providers”). For Freight Forwarding, the Company enters into agreements with significant service providers that specify the cost of services, among other things, and has ultimate authority in providing approval for all service providers that can be used by Freight Forwarding independently owned stations. Independently owned stations may further negotiate the cost of services with Freight Forwarding approved service providers for individual customer shipments.

•	Expedited Transportation and Freight Brokerage have complete discretion to establish sales prices. Independently owned stations within Freight Forwarding have the discretion to establish sales prices.

•

The Company bears credit risk for all receivables. In the case of Freight Forwarding the independently owned stations reimburse Freight Forwarding for a portion (typically 70-80%) of credit losses. Freight Forwarding retains the risk that the independent station owners will not meet this obligation.

Income Taxes

Taxes on income are provided in accordance with ASC Topic 740, “Income Taxes”. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the Consolidated Financial Statements. Deferred tax assets and liabilities are determined based on the differences between the book values, and the tax basis of particular assets and liabilities and the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the enactment date. A valuation allowance is provided to offset the net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Accounting for uncertainty in income taxes is determined based on ASC Topic 740, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. As of December 31, 2011 and 2010, the Company accrued approximately $200,000 and $135,000 for certain potential state income taxes.

During 2010 the Internal Revenue Service completed its review of the Company’s 2006 tax year, and based upon the review, no assessments or adjustments were required.

Stock-Based Compensation

The Company accounts for share-based compensation based on the equity instrument’s grant date fair value in accordance with ASC Topic 718, “Compensation—Stock Compensation”. The Company has recorded compensation expense related to stock options and restricted stock units of $1.2 million, $157,000 and $172,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company has in place stock-based compensation plans approved by the Company’s stockholders for up to 1,900,000 shares of its common stock. Through the plan, the Company offers stock options and restricted stock units to employees and directors.

Options and restricted stock units generally become fully vested three to five years from the date of grant and expire five to ten years from the grant date. Certain of the restricted stock units also contain performance based vesting criteria. As of December 31, 2011, the Company had no shares available for future equity grants under its existing plans. During the life of the plans 356,000 stock options have been exercised.

The weighted-average fair value of each stock option recorded in expense for the years ended December 31, 2011, 2010 and 2009 was estimated on the date of grant using the Black-Scholes option pricing model and amortized over the requisite service period of the underlying options. The Company has used one grouping for the assumptions, as its option grants have similar characteristics. The expected term of options granted has been derived based upon the Company’s history of actual exercise behavior and represents the period of time that options granted are expected to be outstanding. Historical data was also used to estimate option exercises and employee terminations. Estimated volatility is based upon the Company’s historical market price at consistent points in a period equal to the expected life of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and the dividend yield is zero. The assumptions outlined in the table below were utilized in the calculations of compensation expense from option grants in the reporting periods reflected.

	Twelve Months Ended December 31,
	2011	2010	2009
Risk-free interest rate	1.5%	2.5%	2.5%
Expected term	6.2 years	5.8 years	5.1 years
Expected volatility	48%	35%	35%
Expected dividend yield	none	none	none
Grant date fair value	$5.65	$2.12	$1.24

As of December 31, 2011, the Company had approximately $4.0 million of unrecognized compensation cost related to non-vested stock option-based compensation that is anticipated to be recognized over a weighted average period of approximately 4.3 years. Remaining estimated compensation expense related to existing stock-option based plans is $1.2 million, $875,000, $781,000, $652,000 and $395,000 for the years ending December 31, 2012, 2013, 2014, 2015, and 2016, respectively.

As of December 31, 2011, the Company had approximately $6.9 million of unrecognized compensation cost related to non-vested restricted stock-based compensation that is anticipated to be recognized over a weighted average period of approximately 4.5 years. Remaining estimated compensation expense related to existing restricted stock-based plans is $1.6 million, $1.5 million, $1.5 million, $1.4 million and $900,000 for the years ending December 31, 2012, 2013, 2014, 2015 and 2016, respectively.

At December 31, 2011 and 2010, the aggregate intrinsic value of options outstanding and exercisable was $12,800,000 and $3,200,000, respectively. During the years ended December 31, 2011, 2010 and 2009 the intrinsic value of options exercised was $1,034,000, $159,000 and zero, respectively. During the years ended December 31, 2011, 2010, and 2009 stock options with a fair value of $785,000, $159,000 and 199,000 vested, respectively. For additional information regarding our plan refer to Note 10—Stockholders’ Equity.

Earnings per Share

Earnings per common share are computed in accordance with ASC Topic 260, “Earnings per Share”, which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the combined weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. The table below identifies the weighted average number of shares outstanding and the associated earnings per common share for the periods represented.

	Twelve Months Ended December 31,
	2011	2010	2009
Basic weighted average common shares outstanding	8,246,577	8,060,346	8,008,805
Diluted weighed average common shares outstanding	8,246,577	8,278,995	8,041,862
Net income	$759,000	$4,888,000	$1,705,000
Less:
Declared cumulative paid preferred dividends	(375,000)	—	—
Undeclared cumulative preferred dividends	(750,000)	—	—
Deemed dividends from amortization of beneficial conversion feature	(44,211,000)	—	—

Net (loss) income available to common shareholders	$(44,577,000)	$4,888,000	$1,705,000

Basic earnings per share	$(5.41)	$0.61	$0.21

Diluted earnings per share	$(5.41)	$0.59	$0.21

Diluted earnings per common share are computed by dividing net income by the combined weighted average number of shares of common stock outstanding and the potential dilution of stock options, warrants, restricted stock units and convertible preferred stock outstanding during the period, if dilutive. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the year ended December 31, 2011, the weighted average of potentially dilutive securities excluded from the computation of diluted earnings per share was as follows:

	Twelve Months Ended December 31,
	2011	2010	2009
Shares underlying the conversion of preferred stock to common stock	3,522,505	—	—
Shares underlying warrants to purchase common stock	3,618,061	—	—
Shares underlying stock options to purchase common stock	298,017	218,649	33,057
Shares underlying restricted stock units	6,456	—	—

	7,445,039	218,649	33,057

The Company has in place an Employee Stock Ownership Plan (“ESOP”). Shares issued to this plan are included in both the basic and diluted weighted average common shares outstanding amounts. Common shares outstanding from the ESOP were 64,395 and 63,750 and 63,750 for the years ended December 31, 2011, 2010 and 2009, respectively. For additional information refer to Note 14—Employee Benefit Plans.

Recently Issued Financial Accounting Standards

The Company’s management does not believe that any recent codified pronouncements by the FASB will have a material impact on the Company’s current or future Consolidated Financial Statements.

2.	Subsequent Events

On January 9, 2012, our board of directors approved the declaration of a dividend payable to holders of our Series A Convertible Perpetual Preferred Stock. The declared dividend equaled $10 per share of preferred stock as specified in the Certificate of Designation of the preferred stock. The total declared dividend equaled $750,000 and was paid on January 17, 2012.

3.	Discontinued Operations

During the fourth quarter of 2008, the Company discontinued its Express-1 Dedicated business unit. The Company had operated this unit under the terms of a dedicated contract to supply transportation services to a domestic automotive manufacturer.

Substantially all of the assets of Express-1 Dedicated have been redeployed in other operating units of the Company, and therefore, no impairment charges or assets held for sale were recorded on the Company’s financial statements during 2011, 2010 or 2009. Management does not anticipate recording any additional material activity on its discontinued operations in future periods.

The following table reflects the revenue, operating expenses, gross margins, and net income of the Company’s discontinued Express-1 Dedicated business unit for 2011, 2010 and 2009.

	Years Ending December 31,
	2011	2010	2009
Operating revenue	$—	$—	$666,000
Operating expense	—	—	532,000

Gross margin	—	—	134,000
Selling, general and administrative	—	—	106,000

Income from discontined operations, before tax provision	—	—	28,000
Tax provision	—	—	13,000

Income from discontined operations, net of tax	$—	$—	$15,000

4.	Property and Equipment

Property and equipment is summarized as follows:

	Year Ending December 31,
	2011	2010
Buildings	$1,115,000	$1,115,000
Leasehold improvements	392,000	345,000
Office equipment	739,000	586,000
Trucks and trailers	1,860,000	1,786,000
Warehouse equipment	103,000	117,000
Computer equipment	1,689,000	1,390,000
Computer software	1,018,000	911,000

	6,916,000	6,250,000
Less: accumulated depreciation	(3,937,000)	(3,290,000)

Total property and equipment, net	$2,979,000	$2,960,000

Depreciation expense of property and equipment totaled approximately $710,000, $641,000 and $608,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Within our Consolidated Statements of Operations, depreciation expense is included in both “direct expense” and “selling general and administrative expense”. For 2011, 2010 and 2009 depreciation expense of $193,000, $192,000 and $191,000 was included within “direct expense,” while depreciation expense of $517,000, $449,000 and $417,000 was included within “selling, general and administrative expense”, respectively.

5.	Goodwill

The carrying amount of goodwill at both December 31, 2011 and 2010 was $16,959,000.

In October 2009, the Company, through its subsidiary CGL, acquired certain assets of LRG International, Inc., a Florida based international forwarding company (“LRG”). As consideration the former owners of LRG were paid $2,000,000 in cash at closing, and received $500,000 on the one year anniversary of the closing, October 1, 2010. Additionally, earn-out consideration of $450,000 was earned by the former owners of LRG based on financial criteria being met in 2010. In the first quarter of 2011, the $450,000 earn-out above was paid in cash. The final earn-out of $450,000 was earned based on 2011 financial criteria being met. The initial fair value liability of the potential earn-out payments were based on the Company’s third-party valuation and was approximately $737,000 as of December 31, 2009. Increases in the liability of approximately $81,000 and $82,000 were recorded as interest expense during 2011 and 2010, respectively. As of December 31, 2011, based on the net present value of the expected cash payments, the earn-out liability was approximately $450,000. The last earn-out payment may be made in cash, shares of the Company’s common stock, or a combination of the two, at the discretion of the Company.

In conjunction with the purchase of CGL in January of 2008, the Company recorded goodwill totaling $7,178,000 of which $500,000 represented a note payable to the former owners of CGL payable on the one year anniversary of the transaction. In addition to the goodwill created at the time of the initial transaction, the contract provided for contingent consideration to be paid to the former owners of CGL in the event certain performance measures were achieved. Based on the achievement of these performance measures and negotiations between the Company and the former owners of CGL, an earn-out of $687,000 was negotiated. The earn-out was comprised of a $600,000 obligation payable to the former owners of CGL in addition to the forgiveness of an $87,000 note receivable due from the former owners of CGL. The $600,000 obligation was paid in the first quarter of 2009 in addition to the $500,000 note payable established at the time of purchase. This transaction resulted in a cash payment of $1.1 million to the former owners of CGL and an additional $687,000 being added to goodwill for the year ended December 31, 2009. The negotiated earn-out represented payment in full for all future earn-out compensation related to the CGL purchase agreement. For additional information refer to Note 11—Acquisitions.

6.	Identified Intangible Assets

	Remaining Weighted Average Amortization In Years	Year Ending December 31,
		2011	2010
Intangible not subject to amortization:
Trade names	—	$6,420,000	$6,420,000

Intangibles subject to amortization:
Trade Names, net of accumulated amortization of $94,000 and $52,000, respectively	2.97	126,000	168,000
Non-compete Agreements, net of accumulated amortization of $730,000 and $654,000, respectively	2.97	33,000	109,000
Independent Participant Network, net of accumulated amortization of $786,000 and $591,000 respectively	0.94	194,000	389,000
Customer relationships, net of accumulated amortization of $809,000 and $676,000, respectively	9.71	1,165,000	1,298,000
Other intangibles, net of accumulated amortization of $631,000 and $584,000, respectively	2.54	115,000	162,000

	7.50	1,633,000	2,126,000

Total identifiable intangible assets		$8,053,000	$8,546,000

The following is a schedule by year of future expected amortization expense related to identifiable intangible assets as of December 31, 2011:

2012	$426,000
2013	232,000
2014	203,000
2015	129,000
2016	115,000
Thereafter	528,000

Total future expected amortization expense	$1,633,000

The Company recorded amortization expense of approximately $493,000, $649,000 and $580,00 for the years ended December 31, 2011, 2010 and 2009, respectively.

7.	Long-term Debt and Capital Leases

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

The table below outlines the Company’s long-term debt and capital lease obligations as of December 31, 2011 and 2010.

			Year Ending December 31,
	Interest rates	Term (months)	2011	2010
Capital leases for equipment	10 – 18%	24 – 60	$45,000	$13,000
Notes Payables	2.5%	36	2,084,000	3,750,000

Total notes payable and capital leases			2,129,000	3,763,000
Less: current maturities of long-term debt and capital leases			1,675,000	1,680,000

Non-current maturities of long term-debt and capital leases			$454,000	$2,083,000

The Company recorded interest expense for the long-term debt of $75,000, $91,000 and $37,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

The following is a schedule by year of future minimum principal payments required under the terms of the above long-term debt and capital lease obligations as of December 31, 2011:

2012	$1,675,000
2013	427,000
2014	10,000
2015	11,000
2016	6,000

Total future principal payments	$2,129,000

The Company entered into a $5.0 million term loan on March 31, 2010. Commencing April 30, 2010, the term loan is payable in 36 consecutive monthly installments consisting of $139,000 in monthly principal payments plus the unpaid interest accrued on the loan. Interest is payable at the one-month LIBOR plus 225 basis points (2.51% as of December 31, 2011).

8.	Revolving Credit Facility

On March 31, 2011, the Company amended the credit agreement governing the Company’s revolving credit facility and the term loan described in Note 7 above to extend the maturity date of the revolving credit facility to March 31, 2013 and to eliminate the receivables borrowing base limitation previously applicable to the revolving credit facility. The revolving credit facility continues to provide for a line of credit of up to $10.0 million. The Company may draw upon this line of credit up to $10.0 million, less amounts outstanding under letters of credit. The proceeds of the line of credit will be used exclusively for working capital purposes.

Substantially all of the assets of the Company and its wholly owned subsidiaries are pledged as collateral securing the Company’s performance under the revolving credit facility and term loan. The revolving credit facility bears interest based at the one-month LIBOR plus an initial increment of 175 basis points (2.01% as of December 31, 2011).

The credit agreement governing the revolving credit facility and the term loan contains certain covenants related to the Company’s financial performance. Included among the covenants are a fixed charge coverage ratio and a total funded debt to earnings before interest, taxes, depreciation and amortization ratio. As of December 31, 2011, the Company was not in compliance with the terms of the credit agreement with respect to the declaration and payment of cash dividends in 2011 by the Company to the holders of the Company’s Series A Convertible

Perpetual Preferred Stock, as well as certain other technical matters not involving the Company’s financial performance or financial maintenance covenants. Subsequent to December 31, 2011, the Company received a waiver from its lender regarding the payment of dividends on the preferred stock in October 2011 and January 2012 and the other technical matters noted above. As of December 31, 2011, the Company was in compliance with all other terms under the credit agreement and no other events of default existed under the terms of such agreement.

The Company had outstanding standby letters of credit as of both December 31, 2011 and 2010 totaling $410,000 related to insurance policies either continuing in force or recently canceled. Amounts outstanding for letters of credit reduce the amount available under the revolving credit facility, on a dollar-for-dollar basis.

Available capacity in excess of outstanding borrowings under the line was approximately $9.6 million and $6.8 million of the as of December 31, 2011 and 2010, respectively. The line of credit carries a maturity date of March 31, 2013. As of December 31, 2011 and 2010 the line of credit balance was $0 and $2,749,000, respectively.

9.	Commitments and Contingencies

Lease Commitments

The following is a schedule by year of future minimum payments required under operating leases for various transportation and office equipment and real estate lease commitments that have an initial or remaining non-cancelable lease term as of December 31, 2011.

For the Year Ended December 31,
2012	$584,000
2013	874,000
2014	611,000
2015	519,000
2016	481,000
Thereafter	3,082,000

Total	$6,151,000

Rent expense was approximately $514,000, $472,000 and $446,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Litigation

In the course of its business, the Company may be a party to a variety of legal actions. The Company does not currently anticipate any of these matters or any matters in the aggregate to have a materially adverse effect on the Company’s business or its financial position or results of operations.

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

During 2008, Express-1, Inc. became involved in litigation relating to a vehicular accident involving an Express-1 vehicle. Throughout 2009, legal discovery took place and during November of 2009 the Company received an order from the court to begin mediation. As a result of mediation, an agreement was reached to settle the litigation for an amount in excess of the Company’s insured limits. As such, the Company recorded $400,000 in expense in the fourth quarter of 2009 that was included in sales, general and administrative expense.

Regulatory Compliance

The Company’s activities are regulated by state and federal regulatory agencies under requirements that are subject to broad interpretations. The Company cannot predict positions that may be taken by these third parties that could require changes to the manner in which the Company operates.

10.	Stockholders’ Equity

Equity Investment-Convertible Preferred Stock and Warrants

On September 2, 2011, pursuant to the Investment Agreement, dated as of June 13, 2011 (the “Investment Agreement”), by and among Jacobs Private Equity, LLC (“JPE”), the other investors party thereto (collectively with JPE, the “Investors”) and XPO Logistics, Inc., a Delaware corporation, the Company issued to the Investors, for $75,000,000 in cash: (i) an aggregate of 75,000 shares of Series A Convertible Perpetual Preferred Stock of the Company (the “Series A Preferred Stock”), which are initially convertible into an aggregate of 10,714,286 shares of common stock, and (ii) warrants initially exercisable for an aggregate of 10,714,286 shares of common stock at an initial exercise price of $7.00 per common share (the “Warrants”). The Company’s stockholders approved the issuance of the Series A Preferred Stock and the Warrants at the special meeting of the Company’s stockholders on September 1, 2011. We refer to this investment as the “Equity Investment.”

The Series A Preferred Stock has an initial liquidation preference of $1,000 per share and is convertible at any time in whole or in part at the option of the holder thereof into shares of common stock at an initial conversion price of $7.00 per common share (subject to customary anti-dilution adjustments), for an effective initial aggregate conversion rate of 10,714,286 shares of common stock. The Series A Preferred Stock pays and or accrues quarterly cash dividends equal to the greater of (i) the as-converted dividends on the underlying common stock for the relevant quarter and (ii) 4% of the then-applicable liquidation preference per annum. Accrued and unpaid dividends for any quarter accrete to liquidation preference for all purposes. As of December 31, 2011 there were $750,000 of arrearages in cumulative preferred dividends. The liquidation preference of the Series A Preferred Stock at December 31, 2011 was $75,000,000. The Series A Preferred Stock votes together with the common stock on an as-converted basis on all matters, except as otherwise required by law, and separately as a class with respect to certain matters involving the rights of holders of the Series A Preferred Stock.

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

The conversion feature of the Series A Preferred Stock was determined to be a beneficial conversion feature (“BCF”) based on the effective initial conversion price and the market value of the Company’s common stock at the commitment date for the issuance of the Series A Preferred Stock. ASC Topic 470, “Debt”, requires recognition of the BCF related to the Series A Preferred Stock as a discount on the Series A Preferred Stock and amortization of such amount as a deemed distribution through the earliest conversion date. The calculated value of the BCF was in excess of the relative fair value of net proceeds allocated to the Series A Preferred Stock. The Company therefore recorded a discount on the Series A Preferred Stock of $44,211,000 with immediate recognition of this amount as a deemed distribution because the Series A Preferred Stock is convertible at any time.

The authorized preferred stock of the Company consists of 10,000,000 shares at $.001 par value, of which 75,000 shares were issued and outstanding as of December 31, 2011. No shares were issued and outstanding as of December 31, 2010 or 2009.

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

Common Stock

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividend payments whenever funds are legally available and dividends are declared by our board of directors, subject to the prior rights of the holders of all classes of stock outstanding. The Company records stock as issued when the consideration is received or the obligation is incurred.

Treasury Stock

In 2005, the Company received 45,000 shares of its common stock from the holders thereof in settlement of certain loans and deposits between the Company and these stockholders. The shares were recorded at market price on the dates on which they were acquired by the Company.

Options and Restricted Stock Units

The Company has in place stock-based compensation plans in which 1,900,000 shares of its common stock have been approved by the shareholders to be issued. Through the plans, the Company offers shares to assist in the recruitment and retention of qualified employees and non-employee directors. Outstanding options granted to employees and non-employee directors totaled 1,382,000 and 751,000 as of December 31, 2011 and 2010, respectively. Restricted stock units granted to employees and non-employee directors totaled 695,000 and zero as of December 31, 2011 and 2010, respectively.

The following table summarizes the Company’s equity awards outstanding and exercisable as of December 31, 2011 and 2010:

	Options				Restricted Stock Units
	Options	Weighted Average Exercise Price	Exercise Price Range	Weighted Average Remaining Term	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2009	785,750	$4.56	2.28 – 5.92	5.1
Granted	158,750	5.64	5.00 – 6.60
Expired	(75,250)	5.16	3.92 – 6.08
Exercised	(118,000)	4.76	3.92 – 5.00

Outstanding at December 31, 2010	751,250	$4.72	2.28 - 6.60	6.2	—

Vested & Exercisable at December 31, 2010	582,595	$4.57	2.28 – 6.60	5.5	—	—
Outstanding at December 31, 2010	751,250	$4.72	2.28 – 6.60	6.2	—
Granted	1,059,250	10.89	9.28 – 16.92		695,000	10.34
Expired	(190,716)	10.83	2.28 – 16.92		—
Exercised	(237,826)	5.14	2.28 – 10.56		—

Outstanding at December 31, 2011	1,381,958	$8.53	2.28 – 16.92	9.0	695,000	10.34

Vested & Exercisable at December 31, 2011	471,653	$5.52	2.68 - 10.56	6.2	—

Of the 695,000 restricted stock units, 583,000 vest subject to service conditions and 112,000 vest subject to service and performance-based conditions.

11.	Acquisitions

First Class

In January of 2009, the Company purchased certain assets and liabilities from First Class Expediting Services Inc. (FCES). FCES was a Rochester Hills, Michigan based company providing regional expedited transportation in the Midwest. The Company paid the former owners of FCES $250,000 in cash and received approximately $40,000 of net assets consisting primarily of fixed assets, net of related debt. The Company funded the transaction through cash available from working capital.

For financial reporting purposes, FCES is included with the operating results of Express-1. The Company has recognized identifiable intangible assets of $210,000 amortizable over a 2-5 year period.

The purchase price allocation for FCES as of January 2009 was as follows:

Property and equipment	$82,000
Intangibles	210,000
Liabilities assumed	(42,000)

Total purchase price	$250,000

LRG

On October 1, 2009, CGL purchased certain assets and liabilities of Tampa, Florida based LRG International, Inc. (LRG), an international freight forwarder. The LRG purchase complements and expands CGL’s ability to move international freight competitively. LRG’s financial activity is included within CGL’s segment information.

At closing the Company paid the former owners of LRG $2 million in cash. The Company used its then-existing line of credit to finance the transaction. On the one year anniversary of the closing, the Company paid the former owners $500,000. The transaction also provided for potential earn-outs of $900,000 provided certain performance criteria are met within the new CGL International division over a 2 year period. During the first quarter of 2011, the Company paid a $450,000 cash earn-out. One additional potential earn-out of $450,000 can also be earned based on 2011 financial criteria being met. At the October 1, 2009 closing date the company recorded approximately $1,237,000 in liabilities related to the fair value of these future payments, which are measured using Level 3 fair value inputs (see Note 6—Identified Intangible Assets).

The Company accounted for the acquisition as a purchase and included the results of operation of the acquired business in the Consolidated Financial Statements from the effective date of the acquisition.

The purchase price allocation for LRG as of October 1, 2009 was as follows:

Property and equipment	$30,000
Trademarks/names	220,000
Association memberships	160,000
Customer lists	1,410,000
Non-compete agreements	60,000
Goodwill	1,357,000
Earn-outs	(1,237,000)

Total purchase price	$2,000,000

The following table sets forth the components of identifiable intangible assets associated with the acquisition of LRG:

	Fair Value	Useful Lives
Trademark/name	$220,000	5 years
Association memberships	160,000	5 years
Customer list	1,410,000	12 years
Non-compete agreements	60,000	5 years

Total identifiable intangible assets	$1,850,000

The following unaudited Pro forma consolidated information presents the results of operations of the Company for the twelve months ended December 31, 2009, as if the acquisition of LRG had taken place at the beginning of the year presented. The 2010 and 2011 Consolidated Financial Statements include a full year of LRG (currently CGL International) results. Pro forma results presented within the table do not include adjustments for amortization of intangibles and depreciation of fixed assets as a result of the LRG acquisition.

Proforma Consolidated Results (Unaudited)
For the year ended December 31, 2009
Operating revenue	$106,540,000
Income from continuing operations before tax	3,409,000

Income from continuing operations	$1,926,000

Basic income from continuing operations per share	$0.06

Diluted income from continuing operations per share	$0.06

12.	Income Taxes

The components of the income tax provision consist of the following:

	Year Ended December 31,
	2011	2010	2009
Current
Federal	$738,000	$1,968,000	$172,000
State	269,000	330,000	453,000

	1,007,000	2,298,000	625,000

Deferred
Federal	(249,000)	798,000	591,000
State	(40,000)	117,000	122,000

	(289,000)	915,000	713,000

Total income tax provision	718,000	3,213,000	1,338,000
Income tax provision included in discontinued operations	—	—	13,000

Income tax provision included in continuing operations	$718,000	$3,213,000	$1,325,000

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	Year Ended December 31,
	2011	2010	2009
Income tax provision at statutory rate	$519,000	$2,754,000	$1,038,000
Increase (decrease) in income tax due to:
State tax	137,000	317,000	379,000
Uncertain tax position provision	65,000	135,000	—
All other non-deductible items	(3,000)	7,000	(79,000)

Total provision for income tax	$718,000	$3,213,000	$1,338,000

The tax effects of temporary differences that give rise to significant portions of the current deferred tax asset and non-current deferred tax liability at December 31, 2011 and 2010 are as follows:

	Year Ended December 31,
	2011	2010
Current deferred tax items
Allowance for doubtful accounts	$141,000	$53,000
Prepaid expenses	(142,000)	(93,000)
Accrued expenses	896,000	294,000
Accrued insurance claims	60,000	60,000

Total deferred tax asset, current	$955,000	$314,000

Non-current deferred tax items
Property, plant & equipment	$(478,000)	$(396,000)
Intangible assets	(2,569,000)	(1,984,000)
Accrued expenses	20,000	20,000
Stock option expense	594,000	253,000
Net operating loss carryforward	87,000	75,000

Total deferred tax liability, long-term	(2,346,000)	(2,032,000)

Net deferred tax liability	$(1,391,000)	$(1,718,000)

As of December 31, 2011, the Company had no remaining federal net operating loss carry forward. The Company’s gross state net operating loss carry forward at December 31, 2011, totaled approximately $1,600,000 and will begin expiring in 2021. The Company is subject to examination by the IRS for the calendar years 2007 through 2010. The Company is also subject to examination by various state taxing authorities for the calendar years 2006 through 2010. The Company does not anticipate any significant increase or decrease in unrecognized tax benefit within the next 12 months. The Company has not recorded a valuation allowance related to the current deferred tax asset as of December 31, 2011 and 2010 as the current and historical taxable income supports the realization of the assets.

Liability for Uncertain Tax Positions

In July 2006, the FASB issued guidance which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with ASC Topic 740, and prescribed a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under this guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, this guidance provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted this guidance on January 1, 2007, however, the adoption did not have a material impact on the Company’s Consolidated Financial Statements until fiscal year 2010. As a result of the implementation of this guidance, the Company has recognized the following liability for the year ended December 31, 2011 and 2010. A reconciliation of the beginning to ending amount of the recognized uncertain tax position liability is as follows:

	Year Ended December 31,
	2011	2010
Balance at January 1	$135,000	$—
Additions based on tax positions related to the current year	65,000	70,000
Additions for tax positions of prior years	—	65,000
Reductions for tax positions of prior years	—	—
Reductions due to the statute of limitations	—	—
Settlements	—	—

Balance at December 31	$200,000	$135,000

The Company recognizes interest accrued to unrecognized tax benefits in interest expense and penalties in sales, general and administrative expense. During the years ended December 31, 2011 and 2010, the Company recognized $0 for interest and penalties due to the immaterial nature of both items.

13.	Related Party Transactions

Pursuant to the terms of the Investment Agreement, on September 2, 2011, the Company paid JPE $1,000,000 as reimbursement for certain expenses incurred by JPE in connection with the transactions contemplated by the Investment Agreement, which reduced the net proceeds received for the Series A Preferred Stock and the Warrants. With the approval of the audit committee of the Company’s board of directors, the Company also agreed to pay an incremental $261,000 of expenses incurred by JPE in connection with the transactions contemplated by the Investment Agreement. In addition, with the approval of the Company’s board of directors, the Company agreed to pay JPE $297,000 as reimbursement for certain executive search firm and other expenses incurred by JPE on behalf of the Company.

In March 2010, the Company issued a promissory note to an employee for $150,000. The note accrues interest at 5.5% per annum, and is collateralized by a mortgage on real property. The note has no stated maturity; however, the note and accrued interest are payable in full to the Company upon termination of the employee’s employment. The note and accrued interest will be paid by the employee in the form of performance bonuses in the future. As of December 30, 2011, the note had an outstanding balance of $143,000, of which approximately $15,000 was classified as a current note receivable based on the expected bonus to be paid to the employee in 2012, and approximately $128,000 was classified as a long-term note receivable.

In December 2010, an owner of one of CGL’s independently owned stations sold his interest in such station and became employed by CGL. In connection with his prior ownership and operation of his CGL station, this employee was the obligor on a promissory note in favor of CGL in an aggregate principal amount of $128,000. The note accrues interest at the prime rate, as in effect from time to time, and is uncollateralized. The note matures on August 31, 2012 and requires bi-weekly payments of $2,600. As of December 31, 2011, the note had an outstanding balance of $56,000, which has been classified as a current note receivable.

The above transactions are not necessarily indicative of amounts, terms and conditions that the Company may have received in transactions with unrelated third parties.

14.	Employee Benefit Plans

The Company has a defined contribution 401(k) salary reduction plan intended to qualify under Section 401(a) of the Internal Revenue Code of 1986 (the “401(k) Plan”). The 401(k) Plan allows eligible employees, as defined in the plan document, to defer up to the federally allowed limits of their eligible compensation, with the Company contributing an amount determined at the discretion of the board of directors. The Company contributed approximately $120,000, $120,000 and $65,000 to the 401(k) Plan for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company also maintained a Non-qualified Deferred Compensation Plan for certain employees. This plan allowed participants to defer a portion of their salary on a pre-tax basis and accumulate tax-deferred earnings plus interest. These deferrals were in addition to those allowed under the 401(k) Plan. The Company provided a discretionary matching contribution of 25 percent of the employee contribution, subject to a maximum Company contribution of $2,500 per employee. The Company’s matching contribution expense for such plans was $0, $0 and $0 for the years ended December 31, 2011, 2010 and 2009, respectively. During the fourth quarter of 2009, the Company decided to terminate this plan effective in January 2010. Liabilities totaling $350,000 were paid out to plan participants during 2011 in conjunction with the termination of the plan.

The Company has in place an Employee Stock Ownership Plan (“ESOP”) for all employees. The ESOP allows employer contributions, at the sole discretion of the board of directors. To be eligible to receive contributions, an employee must complete one year of full time service and be employed on the last day of the year. Contributions to the ESOP vest over a five-year period. The following table reflects activity to the Company’s ESOP plan:

	ESOP Shares Awarded	Stock Valuation	Issuance Date	Expense Recognized
Outstanding prior to 2005	6,250	4.80	3/31/2005	$30,000
2005	12,500	2.96	10/6/2006	124,000
2006	22,500	5.52	4/10/2007	101,000
2007	22,500	4.48	12/11/2007	101,000
2008	—	—		2,000
2009	—	—		40,000
2010	—	—		—
2011	645	9.28	4/25/2011	—

Total	64,395			$398,000

15.	Employment Agreements

The Company has in place with certain managers and executives employment agreements calling for base compensation payments totaling $4,154,000, $3,600,000, $3,600,000, $3,432,000 and $2,063,000 for the years ending December 31, 2012 2013, 2014, 2015 and 2016, respectively. These agreements expire on various dates within the listed periods and also provide for performance based bonus and equity awards, provided the Company’s performance meets defined performance objectives. These employment contracts vary in length and provide for continuity of employment pending termination “for cause” for the covered individuals.

16.	Quarterly Financial Data (Unaudited)

XPO Logistics, Inc.

Quarterly Financial Data

	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Operating revenue	$41,508,000	$44,094,000	$47,389,000	$44,085,000
Direct expense	34,301,000	36,914,000	39,169,000	36,914,000

Gross margin	7,207,000	7,180,000	8,220,000	7,171,000

Sales, general and administrative expense	5,207,000	5,537,000	7,750,000	9,560,000
Other expense (income)	29,000	33,000	—	(6,000)
Interest expense	49,000	47,000	49,000	46,000

Income (loss) before income tax	1,922,000	1,563,000	421,000	(2,429,000)
Income tax provision	805,000	649,000	231,000	(967,000)

Net income (loss)	1,117,000	914,000	190,000	(1,462,000)
Preferred stock beneficial conversion charge and dividends	—	—	(44,586,000)	(750,000)

Net income (loss) available to common shareholders	$1,117,000	$914,000	$(44,396,000)	$(2,212,000)

Basic income per share
Net income	$0.14	$0.11	$(5.38)	$(0.27)
Diluted income per share
Net income	$0.13	$0.11	$(5.38)	$(0.27)

	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Operating revenue	$31,642,000	$40,340,000	$44,448,000	$41,557,000
Direct expense	26,043,000	33,101,000	36,309,000	35,134,000

Gross margin	5,599,000	7,239,000	8,139,000	6,423,000

Sales, general and administrative expense	4,075,000	4,598,000	5,219,000	5,062,000
Other expense	20,000	34,000	48,000	38,000
Interest expense	20,000	88,000	32,000	65,000

Income before income tax	1,484,000	2,519,000	2,840,000	1,258,000
Income tax provision	650,000	1,015,000	1,110,000	438,000

Net income	$834,000	$1,504,000	$1,730,000	$820,000

Basic income per share
Net income	$0.10	$0.19	$0.21	$0.10
Diluted income per share
Net income	$0.10	$0.18	$0.21	$0.10

	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Operating revenue	$20,072,000	$22,243,000	$26,211,000	$31,610,000
Direct expense	16,856,000	18,606,000	21,482,000	26,452,000

Gross margin	3,216,000	3,637,000	4,729,000	5,158,000

Sales, general and administrative expense	3,243,000	3,006,000	3,284,000	4,036,000
Other expense	(10,000)	19,000	19,000	23,000
Interest expense	22,000	26,000	26,000	31,000

Income from continuing operations before income tax	(39,000)	586,000	1,400,000	1,068,000
Income tax provision	(14,000)	273,000	599,000	467,000

Income from continuing operations	(25,000)	313,000	801,000	601,000
Income from discontinued operations, net of tax	30,000	(25,000)	10,000	—

Net income	$5,000	$288,000	$811,000	$601,000

Basic income per share
Income from continuing operations	$—	$0.04	$0.10	$0.08
Income from discontinued operations	—	—	—	—
Net income	—	0.04	0.10	0.08
Diluted income per share
Income from continuing operations	—	0.04	0.10	0.07
Income from discontinued operations	—	—	—	—
Net income	$—	$0.04	$0.10	$0.07

17.	Operating Segments

The Company has three reportable segments based on the type of service provided, to its customers:

Expedited Transportation—provides time critical expedited transportation to its customers. This typically involves dedicating one truck to a load which has a specified time delivery requirement. Most of the services provided are completed through a fleet of exclusive use vehicles that are owned and operated by independent contract drivers. The use of non-owned resources to provide transportation services minimizes the amount of capital investment required and is often described with the terms “non-asset” or “asset-light”.

Freight Forwarding—provides freight forwarding services through a chain of independently owned stations located throughout the United States, along with our two CGL-owned CGL International branches. These stations are responsible for selling and operating freight forwarding transportation services within their geographic area under the authority of CGL. In October of 2009, certain assets and liabilities of LRG International (currently CGL International) were purchased to complement the operations of CGL.

Freight Brokerage—provides premium truckload brokerage transportation services to its customers throughout the United States.

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

The following schedule identifies select financial data for each of the business segments.

XPO Logistics, Inc.

Operating Segment Data

Year Ended December 31, 2011	Expedited Transportation	Freight Forwarding	Freight Brokerage	Corporate	Eliminations	Total Continuing Operations	Discontinued Operations E-1 Dedicated
Revenues	$87,558,000	$65,148,000	$29,186,000	$—	$(4,816,000)	$177,076,000
Operating income (loss) from continuing operations	8,199,000	1,545,000	1,305,000	(9,325,000)		1,724,000
Depreciation and amortization	596,000	576,000	44,000	24,000		1,240,000
Interest expense	4,000	150,000	33,000	4,000		191,000
Tax provision (benefit)	356,000	—	42,000	320,000		718,000
Goodwill	7,737,000	9,222,000	—	—		16,959,000
Total assets	22,448,000	23,394,000	4,854,000	97,667,000	(20,722,000)	127,641,000
Year Ended December 31, 2010
Revenues	$76,644,000	$65,222,000	$19,994,000	$—	$(3,873,000)	$157,987,000
Operating income (loss) from continuing operations	7,606,000	1,882,000	865,000	(1,907,000)		8,446,000
Depreciation and amortization	686,000	629,000	31,000	19,000		1,365,000
Interest expense	—	171,000	31,000	3,000		205,000
Tax provision	2,382,000	529,000	262,000	40,000		3,213,000
Goodwill	7,737,000	9,222,000	—	—		16,959,000
Total assets	24,509,000	25,106,000	4,836,000	25,867,000	(23,646,000)	56,672,000
Year Ended December 31, 2009
Revenues	$50,642,000	$41,162,000	$10,425,000	$—	$(2,093,000)	$100,136,000	$666,000
Operating income (loss) from continuing operations	3,446,000	1,121,000	458,000	(1,854,000)		3,171,000	28,000
Depreciation and amortization	711,000	452,000	27,000	—		1,190,000	1,000
Interest expense	—	76,000	24,000	5,000		105,000	—
Tax provision	—	—	—	1,325,000		1,325,000	13,000
Goodwill	7,737,000	9,222,000	—	—		16,959,000	—
Total assets	23,381,000	23,509,000	2,150,000	16,858,000	(16,859,000)	49,039,000	—

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page Number

2.1	Investment Agreement, dated as of June 13, 2011, by and among Jacobs Private Equity, LLC (“JPE”), each of the other investors party thereto and the registrant (incorporated herein by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K dated June 14, 2011 (the “June 2011 Form 8-K”)).	*‡

3.1	Amended and Restated Certificate of Incorporation of the registrant, dated May 17, 2005 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).	*

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the registrant, dated May 31, 2006 (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K dated June 7, 2006).	*

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the registrant, dated June 20, 2007 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (the “June 2007 Form 10-Q”)).	*

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the registrant, dated September 1, 2011 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated September 6, 2011 (the “September 2011 Form 8-K”)).	*

3.5	2nd Amended and Restated Bylaws of the registrant, dated August 30, 2007 (incorporated herein by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K/A dated September 14, 2007).	*

4.1	Certificate of Designation of Series A Convertible Perpetual Preferred Stock of the registrant (incorporated herein by reference to Exhibit 4.1 of the September 2011 Form 8-K).	*

4.2	Form of Warrant Certificate (incorporated herein by reference to Exhibit 4.2 of the September 2011 Form 8-K).	*

4.3	Registration Rights Agreement, dated as of September 2, 2011, by and among JPE, each of the other holders and designated secured lenders party thereto and the registrant (incorporated herein by reference to Exhibit 4.3 of the September 2011 Form 8-K).	*

10.1	2011 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit D to Exhibit 2.1 to the June 2011 Form 8-K).	+	*

10.2	2001 Amended and Restated Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 dated May 20, 2010).	+	*

10.3	Employment Agreement between the registrant and Bradley S. Jacobs, dated November 21, 2011 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated November 21, 2011).	+	*

10.4	Employment Agreement between the registrant and M. Sean Fernandez, dated October 13, 2011 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated November 7, 2011).	+	*

Exhibit Number	Description	Sequential Page Number

10.5	Employment Agreement between the registrant and Michael R. Welch, dated July 9, 2004 (incorporated herein by reference to Exhibit 99.4 to the registrant’s Current Report on Form 8-K/A dated October 22, 2004).	+	*

10.6	Amendment No. 1 to Employment Agreement between the registrant and Michael R. Welch (incorporated herein by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated July 7, 2008).	+	*

10.7	Amendment No. 2 to Employment Agreement between the registrant and Michael R. Welch, dated July 1, 2005 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (the “June 2010 Form 10-Q”)).	+	*

10.8	Amendment No. 3 to Employment Agreement between the registrant and Michael R. Welch, dated June 10, 2011 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).	+	*

10.9	Amendment No. 4 to Employment Agreement between the registrant and Michael R. Welch, dated July 18, 2011 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated July 22, 2011 (the “July 2011 Form 8-K”)).	+	*

10.10	Employment Agreement between the registrant and John D. Welch, dated January 1, 2011 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K/A dated March 22, 2011).	+	*

10.11	Amendment No. 1 to Employment Agreement between the registrant and John D. Welch, dated July 18, 2011 (incorporated herein by reference to Exhibit 10.2 to the July 2011 Form 8-K).	+	*

10.12	Employment Agreement between the registrant and Scott B. Malat, dated September 20, 2011 (incorporated herein by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (the “September 2011 Form 10-Q”)).	+	*

10.13	Employment Agreement between the registrant and Gregory W. Ritter, dated October 5, 2011.	+

10.14	Employment Agreement between the registrant and Mario A. Harik, dated October 10, 2011.	+

10.15	Employment Agreement between the registrant and Gordon E. Devens, dated October 31, 2011.	+

10.16	Employment Agreement between the registrant and Daniel Para, dated June 1, 2010 (incorporated herein by reference to Exhibit 10.2 to the June 2010 Form 10-Q).	+	*

10.17	Amendment No. 1 to Employment Agreement between the registrant and Daniel Para, effective July 18, 2011 (incorporated herein by reference to Exhibit 10.3 to the September 2011 Form 10-Q).	+	*

10.18	Form of Restricted Stock Unit Award Agreement (Service-Vesting) (2011 Omnibus Incentive Compensation Plan).	+

10.19	Form of Performance-Based Restricted Stock Unit Award Agreement (2011 Omnibus Incentive Compensation Plan).	+

Exhibit Number	Description	Sequential Page Number

10.20	Form of Option Award Agreement (2011 Omnibus Incentive Compensation Plan).	+

10.21	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (2011 Omnibus Incentive Compensation Plan).	+

10.22	Form of Option Award Agreement for Non-Employee Directors (2011 Omnibus Incentive Compensation Plan).	+

10.23	Form of Option Award Agreement (2001 Amended and Restated Stock Option Plan) (grants from June 2011 through September 2011).	+

10.24	Form of Option Award Agreement (2001 Amended and Restated Stock Option Plan) (grants through May 2011).	+

10.25	Amendment to Revolving and Term Loan Agreement (incorporated herein by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K dated March 31, 2010 (the “March 2010 Form 8-K”)).	*

10.26	Second Amendment to Revolving and Term Loan Agreement (incorporated herein by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated March 31, 2011).	*

10.27	Commerical Term Note (incorporated herein by reference to Exhibit 99.3 to the March 2010 Form 8-K).	*

10.28	Commerical Revolving Note (incorporated herein by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K dated March 31, 2011).	*

14	Senior Officer Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to the registrant’s Current Report on Form 8-K dated January 20, 2012).	*

21	Subsidiaries of the registrant.

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

32.1	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.	ł

32.2	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.	ł

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit Number	Description	Sequential Page Number
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Incorporated by reference.
+	This exhibit is a management contract or compensatory plan or arrangement.
This exhibit will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities and Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
‡	The schedules to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish supplementally a copy of any such omitted schedules to the Commission upon request.