Form 10-Q
period 2012-03-31
XPO Logistics, Inc.
filed 2012-05-10
CIK 1166003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 9, 2012, there were 17,625,949 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

XPO Logistics, Inc.

Form 10-Q

Part I—Financial Information

Item 1. Financial Statements.

XPO Logistics, Inc.

Condensed Consolidated Balance Sheets

(in thousands except share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash	$204,496	$74,007
Accounts receivable, net of allowances of $409 and $356, respectively	24,350	22,425
Prepaid expenses	885	426
Deferred tax asset, current	1,305	955
Income tax receivable	2,846	1,109
Other current assets	1,544	219

Total current assets	235,426	99,141

Property and equipment, net of $4,118 and $3,937 in accumulated depreciation, respectively	4,315	2,979
Goodwill	16,959	16,959
Identifiable intangible assets, net of $3,427 and $3,356 in accumulated amortization, respectively	7,942	8,053
Loans and advances	130	128
Other long-term assets	474	381

Total long-term assets	29,820	28,500

Total assets	$265,246	$127,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,383	$8,565
Accrued salaries and wages	2,281	2,234
Accrued expenses, other	4,741	2,789
Current maturities of long-term debt and capital leases	9	1,675
Other current liabilities	774	808

Total current liabilities	18,188	16,071

Long-term debt and capital leases, net of current maturities	35	454
Deferred tax liability, long-term	2,711	2,346
Other long-term liabilities	978	410

Total long-term liabilities	3,724	3,210

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares; 75,000 shares issued and outstanding	42,794	42,794
Common stock, $.001 par value; 159,200,000 shares authorized; 17,659,483 and 8,410,353 shares issued, respectively; and 17,614,483 and 8,365,353 shares outstanding, respectively	17	8
Additional paid-in capital	241,022	102,613
Treasury stock, at cost, 45,000 shares held	(107)	(107)
Accumulated deficit	(40,392)	(36,948)

Total stockholders’ equity	243,334	108,360

Total liabilities and stockholders’ equity	$265,246	$127,641

The accompanying notes are an integral part of the condensed consolidated financial statements.

XPO Logistics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenue
Operating revenue	$44,560	$41,508
Expense
Direct expense	37,787	34,301

Gross margin	6,773	7,207
Selling, general and administrative expense	10,997	5,207

Operating (loss) income	(4,224)	2,000
Other (income) expense	(21)	29
Interest expense	12	49

(Loss) income before income tax provision	(4,215)	1,922
Income tax (benefit) provision	(1,521)	805

Net (loss) income	(2,694)	1,117
Undeclared cumulative preferred dividends	(750)	—

Net (loss) income available to common shareholders	$(3,444)	$1,117

Basic earnings per common share
Net (loss) income available to common shareholders	$(0.36)	$0.14
Diluted earnings per common share
Net (loss) income available to common shareholders	$(0.36)	$0.13
Weighted average common shares outstanding
Basic weighted average common shares outstanding	9,501	8,176
Diluted weighted average common shares outstanding	9,501	8,522

The accompanying notes are an integral part of the condensed consolidated financial statements.

XPO Logistics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net (loss) income	$(2,694)	$1,117
Adjustments to reconcile net income to net cash from operating activities
Provisions for allowance for doubtful accounts	53	16
Depreciation and amortization expense	317	316
Stock compensation expense	1,033	39
Changes in assets and liabilities
Accounts receivable	(1,979)	(388)
Deferred tax expense	13	422
Income tax receivable	(1,737)	346
Prepaid expenses and other current assets	(1,780)	(87)
Other long-term assets and advances	(102)	(14)
Accounts payable	1,818	(41)
Accrued expenses and other liabilities	2,282	257

Cash (used in) provided by operating activities	(2,776)	1,983

Investing activities
Payment of acquisition earn-out	(450)	(450)
Payment for purchases of property and equipment	(836)	(86)

Cash flows used in investing activities	(1,286)	(536)

Financing activities
Line of credit, net	—	(2,353)
Payments of long-term debt and capital leases	(2,084)	(429)
Excess tax benefit from stock options	167	97
Proceeds from exercise of options, net	233	727
Proceeds from common stock offering, net of issuance costs	136,985	—
Dividends paid to preferred stockholders	(750)	—

Cash flows provided by (used in) financing activities	134,551	(1,958)

Net increase (decrease) in cash	130,489	(511)
Cash, beginning of period	74,007	561

Cash, end of period	$204,496	$50

Supplemental disclosure of noncash activities:
Cash paid during the period for interest	12	28
Cash paid (received) during the period for income taxes, net	84	(75)

The accompanying notes are an integral part of the condensed consolidated financial statements.

XPO Logistics, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

Three Months Ended March 31, 2012

(Unaudited)

(in thousands)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2011	75	$42,794	8,410	$8	(45)	$(107)	$102,613	$(36,948)	$108,360
Issuance of common stock for option exercise			49				233		233
Dividend paid								(750)	(750)
Stock compensation expense							1,033		1,033
Proceeds from common stock offering, net of issuance costs			9,200	9			136,976		136,985
Excess tax benefit from stock options							167		167
Net loss								(2,694)	(2,694)

Balance, March 31, 2012	75	$42,794	17,659	$17	(45)	$(107)	$241,022	$(40,392)	$243,334

The accompanying notes are an integral part of the condensed consolidated financial statements.

XPO Logistics, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Unaudited)

1.	Organization

Nature of Business

XPO Logistics, Inc. (the “Company”)—provides premium transportation and logistics services to thousands of customers primarily through its three business units:

Expedited Transportation—provides time-critical expedited transportation through our wholly-owned subsidiary Express-1, Inc. (“Express-1”). This typically involves dedicating one truck to a load which has a specified time delivery requirement. Most of the services provided are completed through a fleet of exclusive use vehicles that are owned and operated by independent contract drivers. The use of non-owned resources to provide services minimizes the amount of capital investment required and is often described with the terms “non-asset” or “asset-light.”

Freight Forwarding—provides freight forwarding services through our wholly-owned subsidiary Concert Group Logistics, Inc. (“CGL”). Freight forwarding services are provided through a chain of independently-owned stations located throughout the United States and four company-owned branches responsible for selling and arranging for freight forwarding transportation services under the authority of CGL.

Freight Brokerage—provides truckload brokerage transportation services throughout the United States through our wholly-owned subsidiaries Bounce Logistics, Inc. (“Bounce”) and XPO Logistics, LLC.

For specific financial information relating to the above subsidiaries, refer to Note 10—Operating Segments.

2.	Basis of Presentation and Significant Accounting Policies

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

These unaudited condensed consolidated financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position as of March 31, 2012 and December 31, 2011, and results of operations for the three-month periods ended March 31, 2012 and 2011. The preparation of the condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenue and expense during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011 in our Annual Report on Form 10-K for the year ended December 31, 2011 and available on the SEC’s website (www.sec.gov). Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

Use of Estimates

The Company prepares its unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that impact the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting period. The Company reviews its estimates on a regular basis and makes adjustments based on historical experiences and existing and expected future conditions. Estimates are made with respect to, among other matters, accrued revenue, purchased transportation, recoverability of long-lived assets, accrual of acquisition earn-outs, estimated legal accruals, valuation allowances for deferred taxes, reserve for uncertain tax positions, and allowance for doubtful accounts. These evaluations are performed and adjustments are made as information is available. Management believes that these estimates, which have been discussed with the audit committee of the Company’s board of directors, are reasonable; however, actual results could differ from these estimates.

Significant Accounting Policies

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

The Company reports revenue on a gross basis in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) Topic 605, “Reporting Revenue Gross as Principal Versus Net as an Agent”, presentation on a gross basis is required as:

•	The Company is the primary obligor and is responsible for providing the service desired by the customer.

•

The customer holds the Company responsible for fulfillment, including the acceptability of the service (requirements may include, for example, on-time delivery, handling freight loss and damage claims, establishing pick-up and delivery times, and tracing shipments in transit).

•

For Expedited Transportation and Freight Brokerage, the Company has complete discretion to select its drivers, contractors or other transportation providers (collectively, “service providers”). For Freight Forwarding, the Company enters into agreements with significant service providers that specify the cost of services, among other things, and has ultimate authority in providing approval for all service providers that can be used by Freight Forwarding’s independently owned stations. Independently owned stations may further negotiate the cost of services with Freight Forwarding-approved service providers for individual customer shipments.

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

Income Taxes

Taxes on income are provided in accordance with ASC Topic 740, “Income Taxes”. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the condensed consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax basis of particular assets and liabilities, and the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the enactment date. A valuation allowance is provided to offset the net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated its tax position and concluded no valuation allowance on its deferred tax assets is required at March 31, 2012.

Accounting for uncertainty in income taxes is determined based on ASC Topic 740, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The Company accrued $0.2 million for uncertain tax positions related to certain potential state income taxes at both March 31, 2012 and December 31, 2011.

Goodwill and Intangible Assets with Indefinite Lives

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. Intangible assets with indefinite lives consist principally of the Express-1 and CGL trade names. The Company follows the provisions of ASC Topic 350, “Intangibles—Goodwill and Other”, which requires an annual impairment test for goodwill and intangible assets with indefinite lives. If the carrying value of intangibles with indefinite lives exceeds their fair value, an impairment loss is recognized in an amount equal to that excess. Goodwill is evaluated using a two-step impairment test at the reporting unit level. The first step compares the book value of a reporting unit, including goodwill, with its fair value. If the book value of a reporting unit exceeds its fair value, the Company completes the second step in order to determine the amount of goodwill impairment loss that should be recorded. In the second step, the Company determines an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill. The amount of impairment is equal to the excess of the book value of goodwill over the implied fair value of that goodwill. The Company performs the annual impairment testing during the third quarter unless events or circumstances indicate impairment of the goodwill may have occurred before that time. For the periods presented, the Company did not recognize any goodwill impairment as the estimated fair value of our reporting units with goodwill significantly exceeded the book value of these reporting units. For additional information refer to Note 5—Goodwill.

The Company’s trade name intangible assets with indefinite lives totaled $6.4 million at March 31, 2012 and December 31, 2011, and represented 2.4% of total assets at March 31, 2012 and 5.0% of total assets at December 31, 2011.

Identified Intangible Assets

The Company follows the provisions of ASC Topic 360, “Property, Plant and Equipment”, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. The Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. During the three-month periods ended March 31, 2012 and 2011, there was no impairment of the identified intangible assets.

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

Estimated Fair Value of Financial Instruments

The aggregate net fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, notes receivable, accounts payable, accrued expense and short-term borrowings. Fair values approximate carrying values for these financial instruments since they are short-term in nature and they are receivable or payable on demand. The fair value of the Freight Forwarding notes receivable approximated their respective carrying values based on the interest rates associated with these instruments.

Stock-Based Compensation

The Company accounts for share-based compensation based on the equity instrument’s grant date fair value in accordance with ASC Topic 718, “Compensation—Stock Compensation”. The fair value of each share-based payment award is established on the date of grant. For grants of restricted stock units, the fair value is established based on the market price on the date of the grant. For grants of options, the Company uses the Black-Scholes-Merton option pricing model to estimate the fair value of share-based payment awards. The determination of the fair value of share-based awards is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.

The weighted-average fair value of each stock option recorded in expense for the three-month period ended March 31, 2012 was estimated on the date of grant using the Black-Scholes-Merton option pricing model and was amortized over the requisite service period of the option. The Company has used one grouping for the assumptions, as its option grants have similar characteristics. The expected term of options granted has been derived based upon the Company’s history of actual exercise behavior and represents the period of time that options granted are expected to be outstanding. Historical data was also used to estimate option exercises and employee terminations. Estimated volatility is based upon the Company’s historical market price at consistent points in a period equal to the expected life of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and the dividend yield is zero. For additional information refer to Note 7—Stock-Based Compensation.

Earnings per Share

Earnings per common share are computed in accordance with ASC Topic 260, “Earnings per Share”, which requires companies to present basic earnings per share and diluted earnings per share.

The Company has in place an Employee Stock Ownership Plan (“ESOP”). Shares held by the ESOP are included in both the basic and diluted weighted average common shares outstanding amounts. As of December 31, 2011 and March 31, 2012, the ESOP held 52,936 shares of common stock.

Internal Use Software

The Company has adopted the provisions of ASC Topic 350, “Intangibles—Goodwill and Other”. Accordingly, certain costs incurred in the planning and evaluation stage of internal use computer software are expensed as incurred. Costs incurred during the application development stage are capitalized and included in property and equipment. Capitalized internal use software costs are amortized over the expected economic life of three years using the straight-line method.

Please also refer to Note 1 of the “Notes to Consolidated Financial Statements” in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for a more complete discussion of the Company’s significant accounting policies.

3.	Commitments and Contingencies

Lease Commitments

The following is a schedule by year of future minimum payments (in thousands) required under operating leases for various real estate, transportation and office equipment leases that have an initial or remaining non-cancelable lease term as of March 31, 2012.

For the 12-month period immediately following March 31,
2012	$534
2013	1,446
2014	1,123
2015	1,033
2016 and Thereafter	5,786

Total	$9,922

Rent expense was approximately $0.3 million and $0.1 million for the three month periods ended March 31, 2012 and 2011, respectively.

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

The following table outlines the Company’s debt obligations (in thousands) as of March 31, 2012 and December 31, 2011.

	Interest rates	Term (months)	As of March 31, 2012	As of December 31, 2011
Capital leases for equipment	10.3%	63	$44	$45
Notes Payable	N/A	N/A	—	2,084

Total notes payable and capital leases			44	2,129
Less: current maturities of notes payable and capital leases			9	1,675

Non-current maturities of notes payable and capital leases			$35	$454

During the quarter ended March 31, 2012, the Company repaid its revolving credit facility and term loan and terminated all related agreements.

5.	Goodwill

The carrying amount of goodwill at both March 31, 2012 and December 31, 2011 was $17.0 million.

6.	Stockholder’s Equity

On March 20, 2012, the Company closed a registered underwritten public offering of 9,200,000 shares of common stock (the “Offering”), including 1,200,000 shares issued and sold as a result of the full exercise of the underwriters’ overallotment option, at a price of $15.75 per share. The Company received approximately $137.0 million in net proceeds from the Offering after underwriting discounts and estimated expenses. The Company intends to use the proceeds for general corporate purposes, which may include potential acquisitions.

On January 9, 2012, the Company’s board of directors approved the declaration of a dividend payable to holders of the Company’s Series A Convertible Perpetual Preferred Stock (the “Preferred Stock”). The declared dividend equaled $10 per share of Preferred Stock as specified in the Certificate of Designation of the Preferred Stock. The total declared dividend equaled $0.8 million and was paid on January 17, 2012.

On September 2, 2011, pursuant to the Investment Agreement, dated as of June 13, 2011 (the “Investment Agreement”), by and among Jacobs Private Equity, LLC (“JPE”), the other investors party thereto (collectively with JPE, the “Investors”) and the Company, the Company issued to the Investors, for $75.0 million in cash: (i) an aggregate of 75,000 shares of the Preferred Stock which are initially convertible into an aggregate of 10,714,286 shares of common stock, and (ii) warrants initially exercisable for an aggregate of 10,714,286 shares of common stock at an initial exercise price of $7.00 per common share (the “Warrants”). The Company’s stockholders approved the issuance of the Preferred Stock and the Warrants at the special meeting of the Company’s stockholders on September 1, 2011.

7.	Stock-Based Compensation

The following table summarizes the Company’s equity awards outstanding and exercisable as of December 31, 2011 and March 31, 2012:

	Options				Restricted Stock Units
	Options	Weighted Average Exercise Price	Exercise Price Range	Weighted Average Remaining Term (years)	Restricted Stock Units	Weighted Average Grant Date Fair Value per share
Outstanding at December 31, 2011	1,381,958	$8.53	$2.28 - 16.92	9.0	695,000	$10.34
Granted	108,000	14.53	11.46 - 18.07		382,500	12.56
Expired	25,867	7.14	3.48 - 10.56
Exercised	51,841	13.33	3.48 - 10.56

Outstanding at March 31, 2012	1,412,250	$10.08	$2.28 - 18.07	8.5	1,077,500	$11.13

During the quarter ended March 31, 2012, the Company granted 382,500 restricted stock units (“RSUs”). The stock-based compensation expense for RSUs for the quarter ended March 31, 2012 was $0.8 million. Of the 1,077,500 RSUs now outstanding, 682,500 vest subject to service conditions and 395,000 vest subject to service and performance-based conditions. As of March 31, 2012, the Company had approximately $10.8 million of unrecognized compensation cost related to non-vested restricted stock-based compensation that is anticipated to be recognized over a weighted-average period of approximately 4.12 years. Remaining estimated compensation expense related to existing restricted stock-based plans is $2.3 million, $2.4 million, $2.4 million, $2.3 million and $1.4 million for the years ending December 31, 2012, 2013, 2014, 2015 and 2016, respectively.

Using the Black-Scholes-Merton option valuation model and the assumptions listed below, the Company recorded $0.2 million and $0.1 million, respectively of compensation expense for options granted for the three month periods ended March 31, 2012 and 2011. There were 416,796 stock options vested and exercisable as of March 31, 2012.

	Three Months Ended March 31,
	2012	2011
Risk-free interest rate	1.3%	2.3%
Expected life	6.5 years	5.8 Years
Expected volatility	50%	55%
Expected dividend yield	none	none
Grant date fair value per share	$7.26	$5.56

8.	Earnings per Share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. The following is a reconciliation of our earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011
Net (loss) income	$(2,694)	$1,117
Undeclared cumulative preferred dividends	(750)	—
Net (loss) income available to shareholders	$(3,444)	$1,117
Basic weighted shares outstanding	9,501	8,176
Diluted weighted shares outstanding	9,501	8,522
Basic earnings per share
Net (loss) income available to common shareholders	$(0.36)	$0.14
Diluted earnings per share
Net (loss) income available to common shareholders	$(0.36)	$0.13

Diluted earnings per common share are computed by dividing net income available to common shareholders by the combined weighted average number of shares of common stock outstanding and the potential dilution of stock options, warrants, RSUs and preferred stock outstanding during the period, if dilutive. For the three-month period ended March 31, 2012, diluted weighted average common shares outstanding included 16,517,067 shares related to the assumed conversion of preferred stock, exercise of warrants (using the treasury method and assuming an average market price of $14.14 per share for the first quarter 2012 and $10.04 per share for the first quarter 2011), restricted stock units and stock options outstanding. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the three-month periods ended March 31, 2012 and 2011, the weighted average of potentially dilutive securities excluded from the computation of diluted earnings per share was as follows:

	Three Months Ended March 31,
	2012	2011
Common Stock Outstanding	9,501,336	8,175,681
Dilutive effect of outstanding securities:
Shares underlying the conversion of preferred stock to common stock	10,714,286	—
Shares underlying warrants to purchase common stock	5,411,309	—
Shares underlying stock options to purchase common stock	293,578	345,835
Shares underlying restricted stock units	97,894	—

Total	26,018,403	8,521,516

9.	Related Party Transactions

There were no related party transactions that occurred during the quarter ended March 31, 2012.

10.	Operating Segments

The Company has three reportable segments as described in Note 1 of the unaudited condensed consolidated financial statements.

The costs of the Company’s board of directors, executive team and certain corporate costs associated with operating as a public company are reported within the Corporate operating segment below.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating income of the respective business segments.

The following schedule identifies select financial data for each of the Company’s operating segments (in thousands).

XPO Logistics, Inc.

Segment Data

(Unaudited)

(in thousands)

	Expedited Transportation	Freight Forwarding	Freight Brokerage	Corporate	Eliminations	Total
Three Months Ended March 31, 2012
Revenue	$22,420	$15,457	$7,928	$—	$(1,245)	$44,560
Operating income (loss) from operations	1,580	162	(154)	(5,812)	—	(4,224)
Depreciation and amortization	136	144	20	17	—	317
Interest expense	1	(1)	1	11	—	12
Tax provision (benefit)	(597)	(730)	(452)	258		(1,521)
Goodwill	7,737	9,222	—	—	—	16,959
Total assets	25,416	23,055	4,939	230,769	(18,933)	265,246
Three Months Ended March 31, 2011
Revenue	$20,742	$15,739	$5,983	$—	$(956)	$41,508
Operating income (loss) from operations	1,901	472	138	(511)		2,000
Depreciation and amortization	159	142	10	5		316
Interest expense	—	39	9	1		49
Tax provision	556	125	38	86		805
Goodwill	7,737	9,222	—	—		16,959
Total assets	24,729	24,369	4,235	23,776	(21,286)	55,823

11.	Subsequent Events

On April 5, 2012, the Company’s board of directors approved the declaration of a dividend payable to holders of the Preferred Stock. The declared dividend equaled $10 per share of Preferred Stock as specified in the Certificate of Designation of the Preferred Stock. The total declared dividend equaled $0.8 million and was paid on April 16, 2012.

On May 8, 2012, the Company purchased Continental Freight Services, Inc. (“Continental”). Founded in 1980, Continental is headquartered in Columbia, S.C., with satellite offices in Texas, Florida and the Carolinas. The cash purchase price was $3.4 million, excluding any working capital adjustments and a potential earn-out of up to $0.3 million. The preliminary allocation of the purchase price will be provided in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ending June 30, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and other written reports and oral statements we make from time to time contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. In some cases, forward-looking statements can be identified by the use of forward-looking terms such as “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” or the negative of these terms or other comparable terms. However, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to a material difference include, but are not limited to, those discussed elsewhere in this Quarterly Report, the risks discussed in our other filings with the SEC and the following: economic conditions generally; competition; our ability to find suitable acquisition candidates and execute our acquisition strategy; our ability to raise capital; our ability to attract and retain key employees to execute our growth strategy; our ability to develop and implement a suitable information technology system; our ability to maintain positive relationships with our network of third-party transportation providers; and governmental regulation. All forward-looking statements set forth in this Quarterly Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequence to or effects on us or our business or operations. Forward-looking statements set forth in this Quarterly Report speak only as of the date hereof and we do not undertake any obligation to update forward-looking statements to reflect subsequent events or circumstances, changes in expectations or the occurrence of unanticipated events.

The following discussion should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related Notes thereto included elsewhere in this Quarterly Report. In addition, reference should be made to our Audited Consolidated Financial Statements and Notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K.

Critical Accounting Policies

The preparation of condensed consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions. In certain circumstances, those estimates and assumptions can affect amounts reported in the accompanying condensed consolidated financial statements. We have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts will be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Note 1 of the “Notes to Consolidated Financial Statements” in the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011 includes a summary of our critical accounting policies. For the period ended March 31, 2012, there were no significant changes to our critical accounting policies.

New Pronouncements

On May 12, 2011, the FASB approved ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This ASU establishes a global standard for measuring amounts at fair value. This ASU will not have a material effect on our financial position or results of operations. This ASU is effective for reporting periods (including interim periods) beginning after December 15, 2011. We have adopted this ASU for the interim period ended March 31, 2012.

On September 15, 2011, the FASB approved ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” This ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. After assessing qualitative factors, if an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, no further testing is necessary. If an entity determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, then the traditional two-step goodwill impairment test must be performed. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We will adopt the standard when performing our goodwill impairment tests in 2012.

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

Freight Forwarding—Concert Group Logistics, Inc. (“CGL”) was founded in 2001 and acquired in 2008. CGL provides freight forwarding services through a network of independently owned stations and Company-owned branches located throughout the United States. These stations and branches are responsible for selling and arranging for freight forwarding transportation services within their geographic area under the authority of CGL.

Freight Brokerage—Through our Freight Brokerage unit, we arrange freight transportation and provide related logistics and supply chain services to customers in North America. From January 2008 until the fourth quarter of 2011, we provided these services solely through our Bounce Logistics, Inc. subsidiary (“Bounce Logistics”). During the fourth quarter of 2011, we opened a sales office in Phoenix, Arizona, which provides freight brokerage services under the name XPO Logistics. The Phoenix office is the first of several cold-start sales offices we plan to open over the next two years. In April 2012, we opened brokerage sales offices in Ann Arbor, Michigan and Dallas, Texas.

We generally do not own or lease trucks, ships or planes; instead we use a network of relationships with ground, ocean and air carriers to find the best transportation solutions for our customers. This allows capital to be invested primarily in expanding our workforce of talented people who are adept in the critical areas of competitive selling, price negotiation, carrier relations and customer service.

Growth Strategy

Following the investment by Jacobs Private Equity, LLC in September 2011, we began to implement a growth strategy that will leverage our strengths—including management expertise, operational scale, and substantial capital resources—in pursuit of profitable growth. Our strategy anticipates that this will be executed by a highly experienced executive team recently put in place, and by new technology that will integrate our operations on a shared platform to facilitate benchmarking and analysis.

Our growth strategy focuses on the following three key areas:

•

Targeted acquisitions—We intend to make selective acquisitions of non-asset based freight brokerage businesses that would benefit from our greater scale and potential access to capital. We may also make acquisitions of freight forwarding, expedited and intermodal service businesses, among others, that complement our current service offerings.

•

Organic growth—We plan to establish new freight brokerage offices in locations across North America, and we are actively recruiting managers with a proven track record of building successful brokerage operations. We expect the new brokerage offices to grow revenue by developing customer and carrier relationships in new territories.

•

Optimized operations—We intend to optimize our existing operations, acquired companies and greenfield locations by investing in an expanded sales and service workforce, implementing an advanced information technology infrastructure, incorporating industry best practices, and leveraging scale to share capacity more efficiently and increase buying power.

Other Reporting Disclosures

We have considered the impact of fuel surcharge revenue and the related fuel surcharge expense only as they relate to our Expedited Transportation business unit. The expedited transportation industry commonly negotiates both fuel surcharges charged to its customers as well as fuel surcharges paid to its carriers. Our fuel surcharges are determined on a negotiated customer-by-customer basis and are primarily based on a fuel matrix based on the Department of Energy fuel price index. Fuel surcharge revenue is charged to our customers to provide for variable costs associated with changing fuel prices. Independent contractors and brokered carriers are responsible for the cost of fuel, and therefore are paid a fuel surcharge by us to offset their variable cost of fuel. The fuel surcharge payment is expensed as incurred and included in our cost of transportation. Fuel surcharge payments are consistently applied based on the Department of Energy fuel price index and the type of truck utilized. Because fuel surcharge revenue varies based on negotiated customer rates and the overall mix of business, and because our fuel surcharge expense is applied on a consistent basis, gross margin and our gross margin percentage attributable to fuel surcharges will vary from period to period. The impact of fuel surcharge revenue and expense is discussed within management’s discussion and analysis of our Expedited Transportation business unit.

Within our other two business units, Freight Forwarding and Freight Brokerage, fuel charges to our customers are not commonly negotiated and identified separately from total revenue and the associated cost of transportation. Although fuel costs are factored into overall pricing of these services, they are not typically separately identified by carriers and therefore we have not included an analysis of fuel surcharges for these two operating segments. We believe this is a common practice within the freight forwarding and freight brokerage business sectors.

This discussion and analysis refers from time to time to Expedited Transportation’s international operations. These operations involve the transportation of freight shipments that originate in or are delivered to either Canada or Mexico. These freight shipments either originate in or are delivered to the United States, and therefore only a portion of the freight movement actually takes place in Canada or Mexico. This service is provided to domestic customers who pay in U.S. dollars. We discuss this freight separately because our Expedited Transportation business unit has developed an expertise in cross-docking freight at the border through the utilization of Canadian and Mexican carriers, and this portion of our business has seen significant growth.

This discussion and analysis also refers from time to time to our Freight Forwarding international operations. These freight movements also originate in or are delivered to the United States and are primarily paid for in U.S. dollars. We discuss this freight separately because of Freight Forwarding’s more recent focus on international freight through its purchase of LRG International, Inc. (now known as CGL International).

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

XPO Logistics, Inc.

Consolidated Summary Financial Table

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,		Percent of Revenue		Change
	2012	2011	2012	2011	%
Revenue
Operating revenue	$44,560	$41,508	100.0%	100.0%	7.4%
Direct expense
Transportation services	34,534	31,113	77.5%	75.0%	11.0%
Station commissions	2,316	2,479	5.2%	6.0%	(6.6%)
Insurance	473	293	1.1%	0.7%	61.4%
Other	464	416	1.0%	1.0%	11.5%

Direct expense	37,787	34,301	84.8%	82.6%	10.2%

Gross margin	6,773	7,207	15.2%	17.4%	(6.0%)

SG&A expense
Salaries & benefits	5,316	3,267	11.9%	7.9%	62.7%
Purchased services	2,736	694	6.1%	1.7%	294.2%
Depreciation & amortization	266	268	0.6%	0.6%	(0.7%)
Other	2,679	978	6.0%	2.4%	173.9%

Total SG&A expense	10,997	5,207	24.7%	12.5%	111.2%

Operating (expense) income	(4,224)	2,000	(9.5%)	4.8%	(311.2%)

Other (income) expense	(21)	29	0.0%	0.1%	172.4%
Interest expense	12	49	0.0%	0.1%	(75.5%)

(Loss) Income before income tax	(4,215)	1,922	(9.5%)	4.6%	(319.3%)
Income tax (benefit) provision	(1,521)	805	(3.4%)	1.9%	288.9%

Net (Loss) Income	$(2,694)	$1,117	(6.0%)	2.7%	(341.2%)

Consolidated Results

In total, our consolidated revenue for the first quarter of 2012 increased 7.4% to $44.6 million from $41.5 million in the same period of 2011. This increase was driven primarily by revenue from project-related air charter service in Expedited Transportation and continued strong volume growth in Freight Brokerage.

Direct expense represents cost attributable to freight transportation. Our “asset-light” operating model provides transportation capacity through variable cost third-party transportation arrangements, therefore enabling us to control our operating costs as our volumes fluctuate. Our primary means of providing capacity are through our fleet of independent contractors in Expedited Transportation and our network of independent ground, ocean and air carriers in Freight Forwarding and Freight Brokerage. We view this operating model as a strategic advantage, particularly in uncertain economic conditions.

Total gross margin for the first quarter of 2012 decreased 6.0% to $6.8 million from $7.2 million in the same period of 2011. As a percentage of revenue, gross margin decreased to 15.2% as compared to 17.4% in 2011. The decrease in gross margin can be attributed primarily to lower margins in our Expedited Transportation segment and increased volumes at our Freight Brokerage segment at a lower margin than our consolidated margin.

Selling, general and administrative (“SG&A”) expense as a percentage of revenue was 24.7% in the first quarter of 2012, an increase from 12.5% in the same period of 2011. Overall, SG&A expense increased by $5.8 million for the first quarter of 2012 compared to the same period of 2011, resulting primarily from an increase in Corporate SG&A, costs associated with our new Freight Brokerage office and our North American Operations Center in Charlotte, North Carolina (“Operations Center”). The Corporate SG&A costs includes $0.5 million in compensation and professional fees related to the hiring of the company’s new executive team and $0.5 million for consulting fees in connection with securing a tax incentive agreement with the state of North Carolina. Subject to our satisfaction of certain employment targets at our Operations Center we expect to receive up to $3.2 million of tax incentives from the state of North Carolina during the ten-year term of the agreement.

We experienced a net loss of $2.7 million for the first quarter 2012 compared to $1.1 million of net income for the same period in 2011. The reduction in net income was due to lower gross margins and an increase in SG&A costs as described above.

Expedited Transportation

(Express -1)

Summary Financial Table

(Unaudited)

(in thousands)

	Three months ended March 31,		Percent of Revenue		Change
	2012	2011	2012	2011	%
Revenues
Operating revenue	$22,420	$20,742	100.0%	100.0%	8.1%
Direct expense
Transportation services	17,362	15,512	77.4%	74.8%	11.9%
Insurance	436	261	1.9%	1.3%	67.0%
Other	463	416	2.1%	2.0%	11.3%

Direct expense	18,261	16,189	81.4%	78.0%	12.8%

Gross margin	4,159	4,553	18.6%	22.0%	(8.7%)

SG&A expense
Salaries & benefits	1,660	1,807	7.4%	8.7%	(8.1%)
Purchased services	197	385	0.9%	1.9%	(48.8%)
Depreciation & amortization	85	111	0.4%	0.5%	(23.4%)
Other	637	349	2.8%	1.7%	82.5%

Total SG&A expense	2,579	2,652	11.5%	12.8%	(2.8%)

Operating income	$1,580	$1,901	7.0%	9.2%	(16.9%)

Note: Total depreciation and amortization for the Expedited Transportation operating segment included in both direct expense and SG&A, was $137 and $159 for the three-month periods ended March 31, 2012 and 2011

Expedited Transportation

Revenue in our Expedited Transportation segment increased 8.1% to $22.4 million in the first quarter of 2012 from $20.7 million in the same period of 2011. This growth was driven by an increase in air charter revenue related to a project completed in the first quarter and an increase in international and temperature-controlled revenue. Excluding air charter revenue, Expedited Transportation revenue decreased 1.2%.

During the first quarter of 2012 fuel surcharge revenue represented 9.4% of total Expedited Transportation revenue, compared to 10.5% in the same period of 2011.

Expedited Transportation gross margin decreased 8.7% to $4.2 million in the first quarter of 2012 from $4.6 million in the same period of 2011. As a percentage of revenue, Expedited Transportation gross margin was 18.6% in the first quarter of 2012, compared to 22.0% in the same quarter of 2011. The decrease in gross margin as a percentage of revenue was due to

(i) an increase in revenue from international and air charter business, which historically have higher revenue per shipment and lower gross margins than other shipments, (ii) higher insurance claims, and (iii) increased rates paid to our owner operators which went into effect on March 1, 2012.

SG&A expense decreased 2.8% to $2.6 million in the first quarter of 2012 from $2.7 million in the same period of 2011. As a percentage of revenue, SG&A expense decreased to 11.5% in the first quarter of 2012, compared to 12.8% in the same quarter of 2011. The decrease in SG&A as a percentage of revenue was due to higher revenue while SG&A costs remained flat compared to the same period in the prior year.

Operating income decreased to $1.6 million in the first quarter of 2012 compared to $1.9 million in the same period of 2011. The reduction in operating income was primarily related to the decrease in gross margin, as described above.

Management’s growth strategy for our Expedited Transportation unit is based on:

•	Targeted investments to expand the sales and service workforce, in order to capture key opportunities in specialized areas (e.g., temperature-controlled, international and defense);

•	Improved utilization of the existing owner operator fleet as well as increased focus on owner operator recruitment and retention;

•	Technology upgrades to improve efficiency in sales and carrier procurement; and

•	Selective acquisitions of non-asset based expedited businesses that would benefit from our scale and potential access to capital.

Freight Forwarding

(Concert Group Logistics)

Summary Financial Table

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,		Percent of Revenue		Change
	2012	2011	2012	2011	%
Revenues
Operating revenue	$15,457	$15,739	100.0%	100.0%	(1.8%)
Direct expense
Transportation services	11,513	11,505	74.5%	73.1%	0.1%
Station commissions	2,316	2,479	15.0%	15.8%	(6.6%)
Insurance	43	29	0.3%	0.2%	48.3%

Direct expense	13,872	14,013	89.7%	89.0%	(1.0%)

Gross margin	1,585	1,726	10.3%	11.0%	(8.2%)

SG&A expense
Salaries & benefits	787	723	5.1%	4.6%	8.9%
Purchased services	41	67	0.3%	0.4%	(38.8%)
Depreciation & amortization	144	142	0.9%	0.9%	1.4%
Other	451	322	2.9%	2.0%	40.1%

Total SG&A expense	1,423	1,254	9.2%	8.0%	13.5%

Operating income	$162	$472	1.0%	3.0%	(65.7%)

Freight Forwarding

Revenue in our Freight Forwarding segment decreased 1.8% to $15.5 million in the first quarter of 2012 from $15.7 million in the same period of 2011. The decrease was the result of lower volumes compared to the prior period.

Direct expense consists primarily of payments for purchased transportation and commissions paid to Freight Forwarding’s independently-owned stations. Freight Forwarding gross margin decreased 8.2% to $1.6 million in the first quarter of 2012 from $1.7 million in the same period in 2011. As a percentage of revenue, Freight Forwarding gross margin was 10.3% in the first quarter of 2012, compared to 11.0% in the same quarter of 2011. The decrease in gross margin as a percentage of revenue was due to a higher mix of international shipments, which historically have higher revenue per shipment and lower gross margin than domestic shipments.

SG&A expense increased 13.5% to $1.4 million in the first quarter of 2012 from $1.3 million in the same period of 2011. As a percentage of revenue, SG&A expense increased to 9.2% in the first quarter of 2012 as compared to 8.0% in the same quarter of 2011. The increase in SG&A expense is mainly due to costs associated with our new Company-owned branches in Charlotte and Atlanta.

As of March 31, 2012, Freight Forwarding maintained a network of 23 independently-owned stations and four Company-owned branches compared to 21 independently-owned stations and two Company-owned branches as of March 31, 2011. In April we converted an independently-owned station in Los Angeles to a Company-owned branch.

Operating income decreased to $0.2 million for the quarter ended March 31, 2012 compared to $0.5 million for the same period in 2011. The reduction in operating income was primarily related to the decrease in gross margin due to the higher mix of lower margin business and the increase in SG&A expense, as described above.

Management’s growth strategy for Freight Forwarding is based on:

•	Plans to open new offices in key U.S. markets, which will consist of both Company-owned branches and independently-owned stations;

•	Growth of international shipments, with a focus on Asia and Latin America;

•	Technology upgrades to improve efficiency in sales and carrier procurement; and

•	Selective acquisitions of complementary, non-asset based freight forwarding businesses.

Freight Brokerage

(Bounce Logistics and XPO Logistics, LLC)

Summary Financial Table

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,		Percent of Revenue		Change
	2012	2011	2012	2011	%
Revenue
Operating revenue	$7,928	$5,983	100.0%	100.0%	32.5%
Direct expense
Transportation services	6,905	5,052	87.1%	84.4%	36.7%
Insurance	(6)	3	(0.1%)	0.1%	300.0%

Direct expense	6,899	5,055	87.0%	84.5%	36.5%

Gross margin	1,029	928	13.0%	15.5%	10.9%

SG&A expense
Salaries & benefits	859	526	10.8%	8.8%	63.3%
Purchased services	62	43	0.8%	0.7%	44.2%
Depreciation & amortization	20	10	0.3%	0.2%	100.0%
Other	242	211	3.1%	3.5%	14.7%

Total SG&A expense	1,183	790	14.9%	13.2%	49.7%

Operating (loss) income	$(154)	$138	(1.9%)	2.3%	(211.6%)

Freight Brokerage

Revenue in our Freight Brokerage segment increased by 32.5% to $7.9 million in the first quarter of 2012 compared to $6.0 million for the same period of 2011. Revenue growth was primarily due to an increase in volumes in our South Bend, Indiana sales office and the opening of our Phoenix, Arizona sales office.

Freight Brokerage gross margin increased 10.9% to $1.0 million in the first quarter of 2012 from $0.9 million in the same period of 2011. As a percentage of revenue, Freight Brokerage gross margin was 13.0% in the first quarter of 2012, compared to 15.5% in the same quarter of 2011. The decrease in gross margin as a percentage of revenue was due primarily to the impact of lower margin sales during the start-up phase of the Phoenix, Arizona sales office.

SG&A expense increased 49.7% to $1.2 million in the first quarter of 2012 from $0.8 million in the same period of 2011. The increase in SG&A expense was associated with the costs incurred at our new sales office in Phoenix, Arizona and our new Operations Center.

Our Freight Brokerage operations generated an operating loss of $0.2 million for the first quarter of 2012 compared to operating income of $0.1 million for the same period in 2011. The reduction in operating income was primarily related to the increase in SG&A expense, as described above.

Management’s growth strategy for Freight Brokerage unit is based on

•	Selective acquisitions of non-asset based truck brokerage firms that would benefit from our scale and potential access to capital;

•	The opening of new freight brokerage offices in the U.S.;

•	Investments in an expanded sales and service workforce, supported by sophisticated technology for sales, freight tracking and carrier procurement.

•	Investment in an expanded sales and service workforce;

•	Technology upgrades to improve efficiency in sales and carrier procurement; and

•	The integration of industry best practices, with specific focus on better leveraging our scale and lowering administrative overhead.

XPO Corporate

Summary of Selling, General and Administrative Expense

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,		Percent of Consolidated Revenue		Change
	2012	2011	2012	2011	%
SG&A expense
Salaries & benefits	$2,010	$211	4.5%	0.5%	853%
Purchased services	2,436	199	5.5%	0.5%	1124%
Depreciation & amortization	17	5	0.0%	0.0%	240%
Other	1,349	96	3.0%	0.2%	1305%

Total SG&A expense	$5,812	$511	13.0%	1.2%	1037%

Corporate

Corporate SG&A expense in the first quarter of 2012 increased by $5.3 million, compared to the same period of 2011. As a percentage of total consolidated revenue, Corporate SG&A expense increased to 13.0% in the first quarter of 2012, compared with 1.2% in the same period of 2011. Following the Equity Investment, we assembled a new senior management team under the direction of Mr. Jacobs. The increase of $1.8 million in salaries and benefits expense relate to the recent executive team appointments and headcount additions in our Operations Center.

Corporate SG&A expense includes $0.5 million of compensation and professional fees related to the hiring of the company’s new executive team and $0.5 million of consulting fees in connection with securing a tax incentive agreement with the state of North Carolina. Subject to our satisfaction of certain employment targets at our Operations Center, we expect to receive up to $3.2 million of tax incentives from the state of North Carolina during the ten-year term of the agreement. Purchased services increased in the first quarter of 2012 due to an increase in professional service fees incurred for audit and consulting services, as well as legal and accounting services related to due diligence reviews of potential acquisition targets. Other SG&A increased primarily due to $1.0 million of stock compensation expense in the first quarter of 2012 and increased travel costs associated with the changes in management structure and the transition of certain corporate shared services to the Operations Center.

Liquidity and Capital Resources

General

As of March 31, 2012, we had $217.2 million of working capital including cash of $204.5 million, as compared to working capital of $83.1 million including cash of $74.0 million as of December 31, 2011. This represents an increase of $134.1million in working capital during the three-month period. The increase was primarily due to the receipt of $137.0 million of net proceeds from the Offering, which closed on March 20, 2012. As of March 31, 2012, our cash balances were held in cash depository accounts at two financial institutions.

During the first quarter of 2012, we funded operations, capital expenditures and preferred stock dividends through cash on hand. We continually evaluate our liquidity requirements, capital needs and availability of capital resources based on our operating needs and our planned growth initiatives. In addition to our existing cash balances and net cash provided by operating activities, in certain circumstances we may also use debt financings and issuances of equity or equity-related securities to fund our operating needs and growth initiatives.

We believe that our existing cash balances and funds we expect to generate from our operations will be sufficient for the next 12 months to finance our existing operations, our first phase of acquisitions, establishment of planned new sales offices, establishment of our Operations Center, development and implementation of the first phase of our information technology system and our other growth initiatives.

Cash Flow

During the first quarter of 2012, $2.8 million was used in cash from operations compared to the generation of $2.0 million for the comparable period in 2011. The primary use of cash for the first quarter of 2012 was payment of transportation services and various SG&A expense.

Cash generated from revenue equaled $42.6 million for the first quarter of 2012 as compared to $41.1 million for the same period in 2011 and correlates directly with revenue increases between the two periods. Cash flow increases are related primarily to volume increases and a decrease in our average days outstanding in accounts receivable by three days between the quarters ended March 31, 2012 and 2011.

Cash used for payment of transportation services for the first quarter of 2012 equaled $36.3 million as compared to $34.7 million for the same period in 2011. The increase in cash outflows between the two periods also directly correlates to the increase in business between the two years. Our average days outstanding in accounts payable and accrued expenses increased between the quarters ended March 31, 2012 and 2011.

Other operating uses of cash included SG&A items, which equaled $8.8 million and $4.4 million for the quarters ended March 31, 2012 and 2011, respectively. Significant SG&A items include payroll and purchased services. For the first quarter of 2012, payroll expense equaled $5.9 million as compared to $3.3 million for the same period in 2011. Included in the $5.9 million in payroll expense is $0.1 million of management bonuses accrued during the period, which will be paid in future periods.

Investing activities used approximately $1.3 million during the first quarter 2012 compared to a use of $0.5 million from these activities during the same period in 2011. During the current period, cash was used to purchase fixed assets of $0.8 million as well as make the final earn-out payment of $0.5 million to the former owners of LRG International. During the same quarter in 2011, we used $0.5 million to make an earn-out payment and $0.1 million to purchase fixed assets.

Financing activities generated approximately $134.6 million for the first quarter of 2012, compared to the use of $2.0 million for the same period in 2011. Sources of cash from financing activities during the first quarter of 2012, included $137.0 million of net proceeds from the Offering and $0.2 million in proceeds from the exercise of options. The primary use of cash from financing activities during the first quarter of 2012 was the payoff of our revolving credit facility and term loan for $2.1 million and the dividend paid to preferred stockholders of $0.8 million. During the same period in 2011, sources of cash from financing activities included $0.7 million in proceeds associated with the exercise of stock options during the period.

Long-Term Debt and Line of Credit

During the quarter ended March 31, 2012, we repaid our revolving credit facility and term loan and terminated all related agreements.

Contractual Obligations

The following table reflects our contractual obligations as of March 31, 2012:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Capital leases payable	$44	$9	$20	$15	$—
Operating/real estate leases	9,922	895	1,380	1,098	6,549
Employment contracts	16,027	4,232	7,158	4,637	—

Total contractual cash obligations	$25,993	$5,136	$8,558	$5,750	$6,549

We do not have any material commitments that have not been disclosed elsewhere.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2012.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We had $204.5 million of cash on March 31, 2012, held in cash depository accounts at two financial institutions. The primary market risk associated with these investments is liquidity risk. A hypothetical 100-basis-point change in the interest rate would not have a material effect on our earnings. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. Market risk arising from changes in foreign currency exchange rates is not material due to the relatively small size of our international operations.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of such time such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

Changes in internal controls. There were no changes in our internal controls over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) Not applicable.

Item 6. Exhibits.

Exhibit Number	Description	Sequential Page Number

10.1	Employment Agreement between the registrant and John J. Hardig, dated February 3, 2012 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated on February 7, 2012).		+	*

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012.

32.1	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012.	†

32.2	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012.	†

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Incorporated by reference.

+	This exhibit is a management contract or compensatory plan or arrangement.

†	This exhibit will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities and Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

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

Date: May 9, 2012