Form 10-Q
period 2012-06-30
XPO Logistics, Inc.
filed 2012-08-07
CIK 1166003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐

For the transition period from                     to

Commission file number 001-32172

XPO Logistics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	03-0450326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Five Greenwich Office Park

Greenwich, CT 06831

(Address of principal executive offices)

(855) 976-4636

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

As of August 7, 2012, there were 17,651,366 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

XPO Logistics, Inc.

Form 10-Q

Part I—Financial Information

Item 1. Financial Statements.

XPO Logistics, Inc.

Condensed Consolidated Balance Sheets

(in thousands except share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash	$190,712	$74,007
Accounts receivable, net of allowances of $133 and $356, respectively	30,834	22,425
Prepaid expenses	732	426
Deferred tax asset, current	46	955
Income tax receivable	2,497	1,109
Other current assets	719	219

Total current assets	225,540	99,141

Property and equipment, net of $4,381 and $3,937 in accumulated depreciation, respectively	6,694	2,979
Goodwill	19,084	16,959
Identifiable intangible assets, net of $3,577 and $3,320 in accumulated amortization, respectively	8,902	8,053
Other long-term assets	511	509

Total long-term assets	35,191	28,500

Total assets	$260,731	$127,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,329	$8,565
Accrued salaries and wages	1,177	2,234
Accrued expenses, other	6,196	2,789
Current maturities of long-term debt and capital leases	28	1,675
Other current liabilities	1,026	808

Total current liabilities	16,756	16,071

Long-term debt and capital leases, net of current maturities	103	454
Deferred tax liability, long-term	3,395	2,346
Other long-term liabilities	2,130	410

Total long-term liabilities	5,628	3,210

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares; 75,000 shares issued and outstanding	42,794	42,794
Common stock, $.001 par value; 159,200,000 shares authorized; 17,696,366 and 8,410,353 shares issued, respectively; and 17,651,366 and 8,365,353 shares outstanding, respectively	17	8
Additional paid-in capital	241,962	102,613
Treasury stock, at cost, 45,000 shares held	(107)	(107)
Accumulated deficit	(46,319)	(36,948)

Total stockholders’ equity	238,347	108,360

Total liabilities and stockholders’ equity	$260,731	$127,641

The accompanying notes are an integral part of the condensed consolidated financial statements.

XPO Logistics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue
Operating revenue	$54,540	$44,094	$99,100	$85,602
Expense
Direct expense	46,074	36,914	83,861	71,215

Gross margin	8,466	7,180	15,239	14,387
Selling, general and administrative expense	11,834	5,537	22,831	10,744

Operating (loss) income	(3,368)	1,643	(7,592)	3,643
Other (income) expense	26	33	5	62
Interest expense	3	47	15	96

(Loss) income before income tax provision	(3,397)	1,563	(7,612)	3,485
Income tax provision	1,780	649	259	1,454

Net (loss) income	(5,177)	914	(7,871)	2,031
Undeclared cumulative preferred dividends	(750)	—	(1,500)	—

Net (loss) income available to common shareholders	$(5,927)	$914	$(9,371)	$2,031

Basic earnings per common share
Net (loss) income	$(0.34)	$0.11	$(0.56)	$0.25
Diluted earnings per common share
Net (loss) income	$(0.34)	$0.11	$(0.56)	$0.24
Weighted average common shares outstanding
Basic weighted average common shares outstanding	17,637	8,253	16,629	8,214
Diluted weighted average common shares outstanding	17,637	8,583	16,629	8,553

The accompanying notes are an integral part of the condensed consolidated financial statements.

XPO Logistics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net (loss) income	$(7,871)	$2,031
Adjustments to reconcile net income to net cash from operating activities
Provisions for allowance for doubtful accounts	84	1
Depreciation and amortization expense	741	639
Stock compensation expense	2,266	84
Changes in assets and liabilities
Accounts receivable	(5,496)	(263)
Deferred tax expense	1,537	700
Income tax receivable	(1,388)	489
Prepaid expenses and other current assets	(495)	219
Other long-term assets and advances	(18)	23
Accounts payable	(1,313)	134
Accrued expenses and other liabilities	1,816	(491)

Cash (used in) provided by operating activities	(10,137)	3,566

Investing activities
Acquisition of businesses, net of cash aquired	(3,713)	—
Payment of acquisition earn-out	(450)	(450)
Payment for purchases of property and equipment	(2,569)	(260)

Cash flows used in investing activities	(6,732)	(710)

Financing activities
Line of credit, net	—	(2,749)
Payments of long-term debt and capital leases	(2,018)	(845)
Excess tax benefit from stock options	—	97
Proceeds from exercise of options, net	131	727
Proceeds from common stock offering, net of issuance costs	136,961	—
Dividends paid to preferred stockholders	(1,500)	—

Cash flows provided by (used in) financing activities	133,574	(2,770)

Net increase in cash	116,705	86
Cash, beginning of period	74,007	561

Cash, end of period	$190,712	$647

Supplemental disclosure of noncash activities:
Cash paid during the period for interest	15	75
Cash paid during the period for income taxes, net	159	99

The accompanying notes are an integral part of the condensed consolidated financial statements.

XPO Logistics, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

Six Months Ended June 30, 2012

(Unaudited)

(in thousands)

	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2011	75	$42,794	8,410	$8	(45)	$(107)	$102,613	$(36,948)	$108,360
Issuance of common stock for option exercise			86	—			131	—	$131
Dividend paid							—	(1,500)	$(1,500)
Stock compensation expense							2,266	—	$2,266
Proceeds from common stock offering, net of issuance costs			9,200	9			136,952	—	$136,961
Net loss							—	(7,871)	$(7,871)

Balance, June 30, 2012	75	$42,794	17,696	$17	(45)	$(107)	$241,962	$(46,319)	$238,347

The accompanying notes are an integral part of the condensed consolidated financial statements.

XPO Logistics, Inc.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2012 and 2011

(Unaudited)

1. Organization

Nature of Business

XPO Logistics, Inc. (the “Company”)—provides premium transportation and logistics services to thousands of customers through its three business units:

Expedited Transportation—provides time-critical expedited transportation through our wholly-owned subsidiary
Express-1, Inc. (“Express-1”). This typically involves dedicating one truck and driver to a load which has a specified time delivery requirement. Most of the services provided are completed through a fleet of exclusive use vehicles that are owned and operated by independent contract drivers, whom we refer to as owner operators. The use of non-owned resources to provide services minimizes the amount of capital investment required and is often described with the terms “non-asset” or “asset-light.”

Freight Forwarding—provides freight forwarding services through our wholly-owned subsidiary Concert Group Logistics, Inc. (“CGL”). Freight forwarding transportation services are sold and arranged for under the authority of CGL through independently-owned stations and five company-owned branches located throughout the United States.

Freight Brokerage—provides truckload brokerage transportation services throughout the United States through our wholly-owned subsidiaries Bounce Logistics, Inc. (“Bounce”) and XPO Logistics, LLC.

For specific financial information relating to the above subsidiaries, refer to Note 11—Operating Segments.

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

These unaudited condensed consolidated financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position as of June 30, 2012 and December 31, 2011, and results of operations for the three- and six-month periods ended June 30, 2012 and 2011. The preparation of the condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenue and expense during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates.

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

The Company reports revenue on a gross basis in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) Topic 605, “Reporting Revenue Gross as Principal Versus Net as an Agent”. The Company believes presentation on a gross basis is appropriate under ASC Topic 605 in light of the following factors:

•	The Company is the primary obligor and is responsible for providing the service desired by the customer.

•

The customer holds the Company responsible for fulfillment, including the acceptability of the service (requirements may include, for example, on-time delivery, handling freight loss and damage claims, establishing pick-up and delivery times, and tracing shipments in transit).

•

For Expedited Transportation and Freight Brokerage, the Company has complete discretion to select its drivers, contractors or other transportation providers (collectively, “service providers”). For Freight Forwarding, the Company enters into agreements with significant service providers that specify the cost of services, among other things, and has ultimate authority in providing approval for all service providers that can be used by Freight Forwarding’s independently-owned stations. Independently-owned stations may further negotiate the cost of services with Freight Forwarding-approved service providers for individual customer shipments.

•	Expedited Transportation and Freight Brokerage have complete discretion to establish sales prices. Independently-owned stations within Freight Forwarding have the discretion to establish sales prices.

•

The Company bears credit risk for all receivables. In the case of Freight Forwarding the independently-owned stations reimburse Freight Forwarding for a portion (typically 70-80%) of credit losses. Freight Forwarding retains the risk that the independent station owners will not meet this obligation.

Cash and cash equivalents

We consider all highly liquid investments with a maturity of three months or less as of the date of purchase to be cash equivalents unless the investments are legally or contractually restricted for more than three months.

Income Taxes

Taxes on income are provided in accordance with ASC Topic 740, “Income Taxes”. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the unaudited condensed consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax basis of particular assets and liabilities, and the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the enactment date. A valuation allowance is provided to offset the net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Management periodically assesses the likelihood that the company will utilize its existing deferred tax assets and records a valuation allowance for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized. Based on this evaluation, as of June 30, 2012, a valuation allowance of $3.0 million has been recorded with respect to the Company’s deferred tax assets as a result of the Company’s projected cumulative loss expected to be incurred over the three-year period ended December 31, 2012. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth. The valuation allowance does not limit the Company’s ability to utilize the loss-carryforwards or other deferred tax assets on future tax returns.

Accounting for uncertainty in income taxes is determined based on ASC Topic 740, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The Company had accrued $0.2 million for uncertain tax positions related to certain potential state income taxes at both June 30, 2012 and December 31, 2011. The Company is currently under audit by the Internal Revenue Service of the United States related to its 2010 fiscal year tax filing.

Goodwill and Intangible Assets with Indefinite Lives

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. Intangible assets with indefinite lives consist principally of the Express-1 and CGL trade names. The Company follows the provisions of ASC Topic 350, “Intangibles—Goodwill and Other”, which requires an annual impairment test for goodwill and intangible assets with indefinite lives. If the carrying value of intangibles with indefinite lives exceeds their fair value, an impairment loss is recognized in an amount equal to that excess. Goodwill is evaluated using a two-step impairment test at the reporting unit level. The first step compares the book value of a reporting unit, including goodwill, with its fair value. If the book value of a reporting unit exceeds its fair value, the Company completes the second step in order to determine the amount of goodwill impairment loss that should be recorded. In the second step, the Company determines an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill. The amount of impairment is equal to the excess of the book value of goodwill over the implied fair value of that goodwill. The Company performs the annual impairment testing during the third quarter unless events or circumstances indicate impairment of the goodwill may have occurred before that time. For the periods presented, the Company did not recognize any goodwill impairment as the estimated fair value of its reporting units with goodwill exceeded the book value of these reporting units. For additional information refer to Note 6—Goodwill.

The Company’s intangible assets with indefinite lives were $6.4 million at June 30, 2012 and December 31, 2011.

Identified Intangible Assets

The Company follows the provisions of ASC Topic 360, “Property, Plant and Equipment”, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. The Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. During the six-month periods ended June 30, 2012 and 2011, there was no impairment of the identified intangible assets.

The Company’s intangible assets subject to amortization consist of employee contracts, non-compete agreements, customer relationships and other intangibles that are amortized on a straight-line basis over the estimated useful lives of the related intangible asset. The estimated useful lives of the respective intangible assets range from four to 12 years.

The following table summarizes the Company’s intangible assets with definite lives at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Definite Lived Intangibles:
Trade name	270	220
Non-compete agreements	873	763
Customer lists and relationships	2,924	1,974
Other intangible assets	1,996	1,996

	6,063	4,953
Less: accumulated amortization	(3,577)	(3,320)

Intangible assets, net	2,486	1,633

Other Long-Term Assets

Other long-term assets consist primarily of balances representing various deposits, and notes receivable from various CGL independent station owners. Also included within this account classification are incentive payments to independent station owners within the CGL network. These payments are made by CGL to certain station owners as an incentive to establish an independently-owned station. These amounts are amortized over the life of each independent station contract and the unamortized portion generally is recoverable in the event of default under the terms of the agreements.

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

•	Level 3—Valuations based on inputs that are unobservable, generally utilizing pricing models or other valuation techniques that reflect management’s judgment and estimates.

	Fair Value Measurements as of June 30, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$186,290	186,290	$—	$—

Liabilities:
Contingent consideration obligations	$305	$—	$—	$305

	Fair Value Measurements as of December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$—	$—	$—	$—

Liabilities:
Contingent consideration obligations	$450	$—	$—	$450

Estimated Fair Value of Financial Instruments

The aggregate net fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain financial instruments approximated their fair values as of the periods ended June 30, 2012 and 2011. These financial instruments include cash, accounts receivable, notes receivable, accounts payable, accrued expense and short-term borrowings. Fair values approximate carrying values for these financial instruments since they are short-term in nature and they are receivable or payable on demand. The fair value of the Freight Forwarding notes receivable from the owners of the independently-owned stations approximated their respective carrying values based on the interest rates associated with these instruments.

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

The weighted-average fair value of each stock option recorded in expense for the six-month period ended June 30, 2012 was estimated on the date of grant using the Black-Scholes-Merton option pricing model and was amortized over the requisite service period of the option. The Company has used one grouping for the assumptions, as its option grants have similar characteristics. The expected term of options granted has been derived based upon the Company’s history of actual exercise behavior and represents the period of time that options granted are expected to be outstanding. Historical data was also used to estimate option exercises and employee terminations. Estimated volatility is based upon the Company’s historical market price at consistent points in a period equal to the expected life of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and the expected dividend yield is zero. For additional information refer to Note 8—Stock-Based Compensation.

Earnings per Share

Earnings per common share are computed in accordance with ASC Topic 260, “Earnings per Share”, which requires companies to present basic earnings per share and diluted earnings per share.

The Company has in place an Employee Stock Ownership Plan (“ESOP”). Shares held by the ESOP are included in both the basic and diluted weighted average common shares outstanding amounts. As of December 31, 2011 and June 30, 2012, the ESOP held 52,936 shares of common stock.

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

3. Acquisitions

Continental Freight Services, Inc.

On May 8, 2012, the Company purchased all of the outstanding capital stock of Continental Freight Services, Inc. (“Continental”) and all of the membership interests in G & W Tanks, LLC (“G & W”). Founded in 1980, Continental is headquartered in Columbia, S.C., with branches and agent locations in Texas, North Carolina and South Carolina. The Continental acquisition was accounted for as a purchase business combination in accordance with ASC Topic 805 “Business Combinations”. Assets acquired and liabilities assumed were recorded in the accompanying consolidated balance sheet at their estimated fair values as of May 8, 2012 with the remaining unallocated purchase price recorded as goodwill.

The cash purchase price was $3.5 million, excluding any working capital adjustments and a potential earn-out of up to $0.3 million. The Company also accrued $0.3 million in the opening balance sheet related to a pre-existing employment agreement with an employee that required a payment related to the sale of Continental which was subsequently paid as of the period ended June 30, 2012. As a result of the acquisition, the Company recorded goodwill of $2.1 million and intangible assets of $1.1 million.

Continental contributed revenues of $3.6 million to the Company for the period from May 8, 2012 to June 30, 2012. Pro forma results of the acquisition have not been included as the acquisition does not have a material impact on the Company’s financial statements.

As of June 30, 2012, the purchase price allocation has not been finalized due to the timing of the acquisition. The preliminary determination of the fair value assigned to the customer relationships, trade name, and non-compete identifiable intangible assets was determined using an income approach based on management’s estimates and assumptions. The goodwill is not deductible for U.S. income tax purposes.

The acquisition of Continental includes a contingent consideration arrangement that requires additional consideration to be paid by the Company to Continental’s former owners based on the gross margin of Continental during the twelve month period commencing June 1, 2012. The range of the undiscounted amounts the Company could pay under the contingent consideration agreement is between $0.0 million and $0.3 million. The fair value of the contingent consideration recognized on the acquisition date of $0.3 million was estimated by applying the income approach.

4. Commitments and Contingencies

Lease Commitments

As of June 30, 2012, the company had approximately $11.0 million in future minimum payments required under operating leases for various real estate, transportation and office equipment leases that have an initial or remaining non-cancelable lease term. Remaining future minimum payments related to these operating leases amount to approximately $0.5 million, $1.8 million, $1.4 million, $1.2 million, and $6.1 million for the periods ending December 31, 2012, 2013, 2014, 2015 and 2016 and thereafter, respectively.

Rent expense was approximately $0.4 million and $0.1 million for the three month periods ended June 30, 2012 and 2011, respectively, and $0.6 million and $0.2 million for the six month periods ended June 30, 2012 and 2011, respectively.

Litigation

In the ordinary course of business, the Company may be a party to a variety of legal actions. The Company does not currently expect any of these matters or any of these matters in the aggregate to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company carries liability and excess umbrella insurance policies that it deems sufficient to cover potential legal claims arising in the normal course of conducting its operations as a transportation company. In the event the Company is required to satisfy a legal claim in excess of the coverage provided by this insurance, the Company’s financial condition, results of operations or cash flows could be negatively impacted.

5. Debt

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

The following table outlines the Company’s debt obligations (in thousands) as of June 30, 2012 and December 31, 2011:

	Interest rates	Term (months)	As of June 30, 2012	As of December 31, 2011
Capital leases for equipment	11.78%	54	$131	$45
Notes Payable	N/A	N/A	—	2,084

Total notes payable and capital leases			131	2,129
Less: current maturities of notes payable and capital leases			28	1,675

Non-current maturities of notes payable and capital leases			$103	$454

During the prior quarter ended March 31, 2012, the Company repaid its revolving credit facility and term loan and terminated all related agreements.

6. Goodwill

The following is a roll-forward of goodwill from December 31, 2011 to June 30, 2012:

	Expedited	Freight	Freight
	Transportation	Forwarding	Brokerage	Corporate	Total
Goodwill at December 31, 2011	$7,737	$9,222	—	—	$16,959
Acquisitions and other adjustments			2,125		2,125

Goodwill at June 30, 2012	$7,737	$9,222	$2,125	$—	$19,084

7. Stockholder’s Equity

On April 15, 2012, the Company’s board of directors approved the declaration of a dividend payable to holders of the Company’s Series A Convertible Perpetual Preferred Stock (the “Preferred Stock”). The declared dividend equaled $10 per share of Preferred Stock as specified in the Certificate of Designation of the Preferred Stock. The total declared dividend equaled $0.8 million and was paid on April 16, 2012.

On March 20, 2012, the Company closed a registered underwritten public offering of 9,200,000 shares of common stock (the “Offering”), including 1,200,000 shares issued and sold as a result of the full exercise of the underwriters’ overallotment option, at a price of $15.75 per share. The Company received $137.0 million in net proceeds from the Offering after underwriting discounts and estimated expenses. The Company intends to use the proceeds for general corporate purposes, which may include potential acquisitions.

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

8. Stock-Based Compensation

The following table summarizes the Company’s equity awards outstanding and exercisable as of December 31, 2011 and June 30, 2012:

	Options				Restricted Stock Units
		Weighted Average	Exercise	Weighted Average	Restricted	Weighted Average
	Options	Exercise Price	Price Range	Remaining Term	Stock Units	Grant Date Fair Value
Outstanding at December 31, 2011	1,381,958	8.53	2.28 - 16.92	9.00	695,000	10.34
Granted	118,000	14.78	11.46 - 18.07		385,691	12.60
Expired	25,867	7.14	3.48 - 10.56
Exercised	113,403	8.62	2.96 - 10.56

Outstanding at June 30, 2012	1,360,688	10.80	2.28 - 18.07	8.44	1,080,691	11.15

The stock-based compensation expense for outstanding restricted stock units (“RSUs”) was $0.9 million and $1.8 million for the three-month and six-month periods ended June 30, 2012, respectively. Of the 1,080,691 outstanding RSUs, 685,691 vest subject to service conditions and 395,000 vest subject to service and performance-based conditions. Based on the Company’s financial performance in 2012, the performance-based conditions relating to the RSUs have been satisfied and, accordingly, such RSUs generally will vest subject to continued service by the grantee to the Company.

As of June 30, 2012, the Company had approximately $10.0 million of unrecognized compensation cost related to non-vested RSU compensation that is anticipated to be recognized over a weighted-average period of approximately 4.04 years. Remaining estimated compensation expense related to outstanding RSU grants is $1.4 million, $2.4 million, $2.4 million, $2.4 million and $1.4 million for the years ending December 31, 2012, 2013, 2014, 2015 and 2016, respectively.

As of June 30, 2012, the Company had 339,974 options vested and exercisable and $3.5 million of unrecognized compensation cost related to stock options. The remaining estimated compensation expense related to the existing stock options is $1.0 million, $1.0 million, $0.9 million and $0.6 million for the years ended December 31, 2013, 2014, 2015 and 2016, respectively.

9. Earnings per Share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are computed by dividing net income available to common shareholders by the combined weighted average number of shares of common stock outstanding and the potential dilution of stock options, Warrants, RSUs and Preferred Stock outstanding during the period, if dilutive. For the three-month and six-month periods ended June 30, 2012 and 2011, the weighted average of potentially dilutive securities excluded from the computation of diluted earnings per share is shown per the table below.

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Basic common stock outstanding	17,636,834	8,252,720	16,629,420	8,214,414

Potentially Dilutive Securities:
Shares underlying the conversion of preferred stock to common stock	10,714,286	330,694	10,714,286	338,466
Shares underlying warrants to purchase common stock	6,282,659	—	6,282,659	—
Shares underlying stock options to purchase common stock	401,793	—	348,682	—
Shares underlying restricted stock units	559,381	—	613,139	—

	17,958,119	330,694	17,958,766	338,466

Diluted weighted shares outstanding	35,594,953	8,583,414	34,588,186	8,552,879

The impact of this dilution was not reflected in the earnings per share calculations in the Unaudited Condensed Consolidated Statements of Operations because the impact was anti-dilutive. The treasury method was used to determine the shares underlying the Warrants with an average market price of $16.92 per share and $15.44 per share for the three-month and six-month periods ended June 30, 2012, respectively.

10. Related Party Transactions

There were no related party transactions that occurred during the quarter ended June 30, 2012.

11. Operating Segments

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

The following schedule identifies select financial data for each of the Company’s operating segments for the three-month and six-month periods ended June 30, 2012 and 2011, respectively (in thousands):

XPO Logistics, Inc.

Segment Data

(Unaudited)

(in thousands)

	Expedited	Freight	Freight
	Transportation	Forwarding	Brokerage	Corporate	Eliminations	Total
Three Months Ended June 30, 2012
Revenue	$25,731	$16,468	$13,877	$—	$(1,536)	$54,540
Operating income (loss) from operations	2,374	128	(972)	(4,898)		(3,368)
Depreciation and amortization	130	144	77	73		424
Interest expense	1	1	—	1		3
Tax provision			—	1,780		1,780
Goodwill	7,737	9,222	2,125	—		19,084
Total assets	28,953	22,920	12,899	237,335	(41,376)	260,731
Three Months Ended June 30, 2011
Revenue	$23,060	$15,722	$6,687	$—	$(1,375)	$44,094
Operating income (loss) from operations	2,014	399	172	(942)		1,643
Depreciation and amortization	162	144	11	6		323
Interest expense	—	39	8	—		47
Tax provision	558	76	45	(30)		649
Goodwill	7,737	9,222	—	—		16,959
Total assets	24,409	24,258	4,532	23,309	(20,912)	55,596
Six Months Ended June 30, 2012
Revenue	$48,151	$31,925	$21,805	$—	$(2,781)	$99,100
Operating income (loss) from operations	3,954	290	(1,126)	(10,710)		(7,592)
Depreciation and amortization	266	288	97	90		741
Interest expense	2	—	1	12		15
Tax provision	—	—	—	259		259
Goodwill	7,737	9,222	2,125	—		19,084
Total assets	28,953	22,920	12,899	237,335	(41,376)	260,731
Six Months Ended June 30, 2011
Revenue	$43,802	$31,461	$12,670	$—	$(2,331)	$85,602
Operating income (loss) from operations	3,915	871	310	(1,453)		3,643
Depreciation and amortization	321	286	21	11		639
Interest expense	—	78	17	1		96
Tax provision	1,114	201	83	56		1,454
Goodwill	7,737	9,222	—	—		16,959
Total assets	24,409	24,258	4,532	23,309	(20,912)	55,596

12. Subsequent Events

On July 9, 2012, the Company’s board of directors approved the declaration of a dividend payable to holders of the Preferred Stock. The declared dividend equaled $10 per share of Preferred Stock as specified in the Certificate of Designation of the Preferred Stock. The total declared dividend equaled $0.8 million and was paid on July 13, 2012.

On August 3, 2012, the Company acquired the freight brokerage operations of Kelron Corporate Services Inc. (collectively with its affiliated companies, “Kelron”), a non-asset, third party logistics business based in Canada. Founded in 1992, Kelron serves more than 750 customers through locations in Toronto, Ontario; Vancouver, British Columbia; Montreal, Quebec; and Cleveland, Ohio. Kelron generated trailing 12 months revenue of approximately $100 million as of June 30, 2012. The cash purchase price was $8.0 million, excluding any working capital adjustments. The preliminary allocation of the purchase price will be provided in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ending September 30, 2012.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions. In certain circumstances, those estimates and assumptions can affect amounts reported in the accompanying unaudited condensed consolidated financial statements. We have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts will be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. Note 1 of the “Notes to Consolidated Financial Statements” in the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011 includes a summary of our critical accounting policies. For the period ended June 30, 2012, there were no significant changes to our critical accounting policies.

New Pronouncements

On September 15, 2011, the FASB approved ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment” . This ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. After assessing qualitative factors, if an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, no further testing is necessary. If an entity determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, then the traditional two-step goodwill impairment test must be performed. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We will adopt the standard when performing our goodwill impairment tests in 2012.

Executive Summary

XPO Logistics, Inc., a Delaware corporation (the “Company”, “we”, “our” or “us”), is a third-party logistics provider of freight transportation services through three non-asset based or asset-light business units: Expedited Transportation, Freight Forwarding and Freight Brokerage. These business units provide services complementary to each other, effectively giving us a platform for expansion in three distinct areas of the transportation industry.

Expedited Transportation—Express-1, Inc. (“Express-1”) was founded in 1989 and acquired in 2004. Express-1 provides time-critical expedited transportation to its customers, most typically through carrier arrangements that assign one truck to a load, with a specified delivery time requirement. Most of the services provided by Express-1 are completed via a fleet of exclusive-use vehicles that are owned and operated by independent contract drivers, whom we refer to as owner operators.

Freight Forwarding—Concert Group Logistics, Inc. (“CGL”) was founded in 2001 and acquired in 2008. CGL provides freight forwarding services through 22 independently-owned stations and five Company-owned branches located throughout the United States. These stations and branches are responsible for selling and arranging for freight forwarding transportation services within their geographic area under the authority of CGL.

Freight Brokerage—Through our Freight Brokerage unit, we arrange freight transportation and provide related logistics and supply chain services to customers in North America. From January 2008 until the fourth quarter of 2011, we provided these services solely through our Bounce Logistics, Inc. subsidiary (“Bounce Logistics”). During the fourth quarter of 2011, we opened a sales office in Phoenix, Arizona, which provides freight brokerage services under the name XPO Logistics. The Phoenix office is the first of several cold-start sales offices we plan to open over the next two years. In the second quarter of 2012, we opened brokerage sales offices in Ann Arbor, Michigan and Dallas, Texas. In May 2012 we acquired Continental Freight Services (“Continental”), with offices in Columbia, South Carolina, Forest City, North Carolina, Charleston, South Carolina and agents in Texas and North Carolina.

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

Growth Strategy

Following the investment by Jacobs Private Equity, LLC in September 2011, we began to implement a growth strategy that will leverage our strengths—including management expertise, operational scale, and substantial capital resources—in pursuit of profitable growth. Our strategy anticipates that this will be executed by our highly experienced executive team, and by new technology that will integrate our operations on a shared platform to facilitate benchmarking and analysis.

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

•

Cold-starts—We plan to establish new freight brokerage offices in locations across North America, and we are actively recruiting managers with a proven track record of building successful brokerage operations. We expect the new brokerage offices to grow revenue by developing customer and carrier relationships in new territories.

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

This discussion and analysis refers from time to time to Expedited Transportation’s international operations. These operations involve the transportation of freight shipments that originate in or are delivered to either Canada or Mexico. These freight shipments either originate in or are delivered to the United States, and therefore only a portion of the freight movement actually takes place in Canada or Mexico. This service is provided to domestic customers who pay primarily in U.S. dollars. We discuss this freight separately because our Expedited Transportation business unit has developed an expertise in cross-docking freight at the border through the utilization of Canadian and Mexican carriers, and this portion of our business has seen significant growth.

This discussion and analysis also refers from time to time to our Freight Forwarding international operations. These freight movements also originate in or are delivered to the United States and are primarily paid for in U.S. dollars. We discuss this freight separately because of Freight Forwarding’s more recent focus on international freight movements through its purchase of LRG International, Inc. (now known as CGL International).

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

XPO Logistics, Inc.

Consolidated Summary Financial Table

(Unaudited)

(in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	$ Variance Favorable (Unfavorable)	Percentage Variance Favorable (Unfavorable)	2012	2011	$ Variance Favorable (Unfavorable)	Percentage Variance Favorable (Unfavorable)
Revenue
Operating revenue	$54,540	$44,094	$10,446	23.7%	$99,100	$85,602	$13,498	15.8%
Direct expense
Transportation services	42,700	32,916	(9,784)	(29.7%)	77,234	64,029	(13,205)	(20.6%)
Station commissions	2,457	3,110	653	21.0%	4,773	5,589	816	14.6%
Insurance	364	463	99	21.4%	837	756	(81)	(10.7%)
Other	553	425	(128)	(30.1%)	1,017	841	(176)	(20.9%)

Total direct expense	46,074	36,914	(9,160)	(24.8%)	83,861	71,215	(12,646)	(17.8%)

Gross margin	8,466	7,180	1,286	17.9%	15,239	14,387	852	5.9%

SG&A expense
Salaries & benefits	6,030	3,022	(3,008)	(99.5%)	11,346	6,289	(5,057)	(80.4%)
Purchased services	1,870	1,222	(648)	(53.0%)	4,606	1,916	(2,690)	(140.4%)
Depreciation & amortization	373	274	(99)	(36.1%)	639	542	(97)	(17.9%)
Other	3,561	1,019	(2,542)	(249.5%)	6,240	1,997	(4,243)	(212.5%)

Total SG&A expense	11,834	5,537	(6,297)	(113.7%)	22,831	10,744	(12,087)	(112.5%)

Operating (loss) income	(3,368)	1,643	(5,011)	(305.0%)	(7,592)	3,643	(11,235)	(308.4%)

Other (income) expense	26	33	7	21.2%	5	62	57	91.9%
Interest expense	3	47	44	93.6%	15	96	81	84.4%

Income before income tax	(3,397)	1,563	(4,960)	(317.3%)	(7,612)	3,485	(11,097)	(318.4%)
Income tax provision	1,780	649	(1,131)	(174.3%)	259	1,454	1,195	82.2%

Net (loss) income	$(5,177)	$914	$(6,091)	(666.4%)	$(7,871)	$2,031	$(9,902)	(487.5%)

Consolidated Results

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

In total, our consolidated revenue for the second quarter of 2012 increased 23.7% to $54.5 million from $44.1 million in the same period of 2011. This increase was driven largely by the acquisition of Continental, increased revenues in Freight Brokerage attributable to our new cold-start locations and increases in revenue in Expedited Transportation.

Direct expense represents cost attributable to freight transportation. Our “asset-light” operating model provides transportation capacity through variable cost third-party transportation arrangements, therefore enabling us to manage the largest component of our operating costs as our volumes fluctuate. Our primary means of providing capacity are through our fleet of independent owner operators in Expedited Transportation and our network of independent ground, ocean and air carriers in Freight Forwarding and Freight Brokerage. We view this operating model as a strategic advantage, particularly in uncertain economic conditions.

Total gross margin for the second quarter of 2012 increased 17.9% to $8.5 million from $7.2 million in the same period of 2011. As a percentage of revenue, gross margin decreased to 15.5% as compared to 16.3% in 2011. The decrease in gross margin as a percentage of revenue was due primarily to increased revenues in our Freight Brokerage segment, which typically experience lower margins as compared to our consolidated gross margin as a percentage of revenue.

Selling, general and administrative (“SG&A”) expense as a percentage of revenue was 21.7% in the second quarter of 2012, an increase from 12.6% in the same quarter of 2011. Overall, SG&A expense increased by $6.3 million for the second quarter of 2012 compared to the same quarter of 2011, primarily due to an increase in Corporate SG&A as discussed further in the XPO Corporate operating segment, and costs associated with our new Freight Brokerage offices and our new North American Operations Center in Charlotte, North Carolina (“Operations Center”).

Our effective income tax rate for the three months ended June 30, 2012 and 2011 was (52.4%) and 41.5%, respectively. The significant difference between the tax rates is due to the establishment of a valuation allowance of $3.0 million recorded during the three months ended June 30, 2012. Accounting rules generally require that a valuation reserve be established when income has not been generated over a three-year cumulative period to support the deferred tax asset. The net operating losses and tax benefits remain available to reduce future taxes to the extent that income is generated in subsequent periods.

We experienced a net loss of $5.2 million for the second quarter of 2012 compared to $0.9 million of net income for the same quarter in 2011. The reduction in net income was due primarily to the establishment of the valuation allowance for our deferred tax assets and an increase in SG&A costs as described above.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

In total, our consolidated revenue for the first six months of 2012 increased 15.8% to $99.1 million from $85.6 million in the same period of 2011. This increase was driven largely by increased revenue per load in Expedited Transportation, the acquisition of Continental and strong volume growth in Freight Brokerage attributable to our new cold-start locations.

Total gross margin for the first six months of 2012 increased 5.9% to $15.2 million from $14.4 million in the same period of 2011. As a percentage of revenue, gross margin decreased to 15.4% as compared to 16.8% in 2011. The decrease in gross margin as a percentage of revenue is attributable primarily to increased revenues in our Freight Brokerage segment, which typically experience lower margins as compared to our consolidated gross margin as a percentage of revenue.

SG&A expense as a percentage of revenue was 23.0% in the first six months of 2012, an increase from 12.6% in the same period of 2011. Overall, SG&A expense increased by $12.1 million for the first six months of 2012 compared to the same period of 2011, primarily due to an increase in Corporate SG&A and costs associated with our new Freight Brokerage offices and our Operations Center. Corporate SG&A costs include $2.3 million in additional stock compensation costs, as well as $0.5 million in compensation and professional fees related to the hiring of the company’s new executive team and $0.5 million for consulting fees in connection with securing a tax incentive agreement with the state of North Carolina. Subject to our satisfaction of certain employment targets at our Operations Center, we expect to receive up to $3.2 million of tax incentives from the state of North Carolina during the ten-year term of the agreement.

Our effective income tax rate for the six months ended June 30, 2012 and 2011 was (3.4)% and 41.7%, respectively. The significant difference between the tax rates is due to the establishment of a valuation allowance of $3.0 million recorded during the three months ended June 30, 2012. Accounting rules generally require that a valuation reserve be established when income has not been generated over a three-year cumulative period to support the deferred tax asset. The net operating losses and tax benefits remain available to reduce future taxes to the extent that income is generated in subsequent periods.

We experienced a net loss of $7.9 million for the first six months of 2012 compared to $2.0 million of net income for the same period in 2011. The reduction in net income was due primarily to the establishment of the valuation allowance for our deferred tax assets and an increase in SG&A costs as described above.

Expedited Transportation

(Express -1)

Summary Financial Table

(Unaudited)

(in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	$ Variance Favorable (Unfavorable)	Percentage Variance Favorable (Unfavorable)	2012	2011	$ Variance Favorable (Unfavorable)	Percentage Variance Favorable (Unfavorable)
Revenue
Operating revenue	$25,731	$23,060	$2,671	11.6%	$48,151	$43,802	$4,349	9.9%
Direct expense
Transportation services	19,830	17,742	(2,088)	(11.8%)	37,192	33,254	(3,938)	(11.8%)
Insurance	305	406	101	24.9%	741	667	(74)	(11.1%)
Other	461	425	(36)	(8.5%)	924	841	(83)	(9.9%)

Total direct expense	20,596	18,573	(2,023)	(10.9%)	38,857	34,762	(4,095)	(11.8%)

Gross margin	5,135	4,487	648	14.4%	9,294	9,040	254	2.8%

SG&A expense
Salaries & benefits	1,665	1,670	5	0.3%	3,325	3,477	152	4.4%
Purchased services	251	316	65	20.6%	448	701	253	36.1%
Depreciation & amortization	79	113	34	30.1%	164	224	60	26.8%
Other	766	374	(392)	(104.8%)	1,403	723	(680)	(94.1%)

Total SG&A expense	2,761	2,473	(288)	(11.6%)	5,340	5,125	(215)	(4.2%)

Operating income	$2,374	$2,014	$360	17.9%	$3,954	$3,915	$39	1.0%

Note: Total depreciation and amortization for the Expedited Transportation operating segment included in both direct expense and SG&A, was $129 and $162 for the three-month periods, respectively, and $266 and $321 for the six-month periods, respectively, ended June 30, 2012 and 2011.

Expedited Transportation

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenue in our Expedited Transportation segment increased 11.6% to $25.7 million in the second quarter of 2012 from $23.1 million in the same period of 2011. This growth was driven by an increase in revenues in our domestic, temperature controlled and international businesses. Both volumes and revenue per load were up for the business.

During the second quarter of 2012 fuel surcharge revenue represented 9.2% of total Expedited Transportation revenue, compared to 11.5% in the same period of 2011.

Expedited Transportation gross margin increased 14.4% to $5.1 million in the second quarter of 2012 from $4.5 million in the same period of 2011. As a percentage of revenue, Expedited Transportation gross margin was 20.0% in the second quarter of 2012, compared to 19.5% in the same quarter of 2011. The increase in gross margin as a percentage of revenue was due to an increase in higher-margin domestic revenues and lower insurance claims partially offset by an increase in rates paid to our independent contract drivers which went into effect on March 1, 2012.

SG&A expense increased 11.6% to $2.8 million in the second quarter of 2012 from $2.5 million in the same period of 2011. As a percentage of revenue, SG&A expense remained at 10.7% in the second quarter of 2012 as compared to the same quarter of 2011.

Operating income increased to $2.4 million in the second quarter of 2012 compared to $2.0 million in the same quarter of 2011. The increase in operating income was primarily related to the increase in revenues and gross margin, while SG&A expense as a percentage of revenue remained relatively flat, as described above.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenue in our Expedited Transportation segment increased 9.9% to $48.2 million in the first six months of 2012 from $43.8 million in the same period of 2011. This growth was driven by an increase in air charter revenue related to a project completed in the first quarter as well as temperature-controlled and international revenue. This growth was largely driven by an increase in revenue per load.

Expedited Transportation gross margin increased 2.8% to $9.3 million in the first six months of 2012 from $9.0 million in the same period of 2011. As a percentage of revenue, Expedited Transportation gross margin was 19.3% in the first six months of 2012, compared to 20.6% in the same period of 2011. The decrease in gross margin as a percentage of revenue was due to an increase in revenue from international and air charter business, which historically have higher revenue per shipment and lower gross margins than other shipments.

SG&A expense increased 4.2% to $5.3 million in the first six months of 2012 from $5.1 million in the same period of 2011. As a percentage of revenue, SG&A expense decreased to 11.1% in the first six months of 2012, compared to 11.7% in the same period of 2011. The decrease in SG&A as a percentage of revenue in the first six months of 2012 as compared to the same period of 2011 was due to improved leverage as revenues increased. The change in other SG&A is primarily due to a change in our shared service corporate allocation methodology which does not have a net impact on consolidated SG&A.

Operating income increased to $4.0 million in the first six months of 2012 compared to $3.9 million in the same period of 2011. The increase in operating income was primarily related to the increase in gross margin and improved leverage on SG&A, as described above.

Management’s growth strategy for our Expedited Transportation unit is based on:

•

Targeted investments to expand the sales and service workforce, in order to capture key opportunities in new territories and specialized areas (e.g., temperature-controlled, international and defense);

•	Improved utilization of the existing carrier fleet as well as increased focus on carrier recruitment and retention;

•	Technology upgrades to improve efficiency in sales and carrier procurement; and

•	Selective acquisitions of non-asset based expedited businesses that would benefit from our scale and potential access to capital.

Freight Forwarding

(Concert Group Logistics)

Summary Financial Table

(Unaudited)

(in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
			$ Variance	Percentage Variance			$ Variance	Percentage Variance
	2012	2011	Favorable (Unfavorable)	Favorable (Unfavorable)	2012	2011	Favorable (Unfavorable)	Favorable (Unfavorable)
Revenue
Operating revenue	$16,468	$15,722	$746	4.7%	$31,925	$31,461	$464	1.5%
Direct expense
Transportation services	12,150	10,907	(1,243)	(11.4%)	23,663	22,412	(1,251)	(5.6%)
Station commissions	2,457	3,110	653	21.0%	4,773	5,589	816	14.6%
Insurance	52	35	(17)	(48.6%)	95	64	(31)	(48.4%)
Other	—	(1)	(1)	100.0%	—	(1)	(1)	100.0%

Total direct expense	14,659	14,051	(608)	(4.3%)	28,531	28,064	(467)	(1.7%)

Gross margin	1,809	1,671	(138)	(8.3%)	3,394	3,397	3	0.1%

SG&A expense
Salaries & benefits	924	704	(220)	(31.3%)	1,711	1,427	(284)	(19.9%)
Purchased services	146	120	(26)	(21.7%)	187	187	—	0.0%
Depreciation & amortization	144	144	—	0.0%	288	286	(2)	(0.7%)
Other	467	304	(163)	(53.6%)	918	626	(292)	(46.6%)

Total SG&A expense	1,681	1,272	(409)	(32.2%)	3,104	2,526	(578)	(22.9%)

Operating income	$128	$399	$(271)	(67.9%)	$290	$871	$(581)	(66.7%)

Freight Forwarding

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenue in our Freight Forwarding segment increased 4.7% to $16.5 million in the second quarter of 2012 from $15.7 million in the same period of 2011. The increase was the result of higher revenue per shipment compared to the prior period offset by a decrease in shipment volume.

Direct expense consists primarily of payments for purchased transportation and commissions paid to Freight Forwarding’s independently-owned stations. Freight Forwarding’s gross margin increased 8.3% to $1.8 million in the second quarter of 2012 from $1.7 million in the same period in 2011. As a percentage of revenue, Freight Forwarding gross margin was 11.0% in the second quarter of 2012, compared to 10.6% in the same quarter of 2011. The increase in gross margin as a percentage of revenue was due to a higher mix of shipments at company-owned stations, which have higher gross margin as compared to independently-owned stations due to commissions paid to the agents.

SG&A expense increased 32.2% to $1.7 million in the second quarter of 2012 from $1.3 million in the same quarter of 2011. As a percentage of revenue, SG&A expense increased to 10.2% in the second quarter of 2012 as compared to 8.1% in the same quarter of 2011. The increase in SG&A expense is mainly due to costs associated with our new Company-owned branches in Charlotte, North Carolina, Atlanta, Georgia and Los Angeles, California.

As of June 30, 2012, Freight Forwarding had 22 independently-owned stations and five Company-owned branches compared to 23 independently-owned stations and two Company-owned branches as of June 30, 2011.

Operating income decreased to $0.1 million for the quarter ended June 30, 2012 compared to $0.4 million for the same period in 2011. The reduction in operating income was primarily related to the increase in SG&A expense, as described above.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenue in our Freight Forwarding segment increased 1.5% to $31.9 million in the first six months of 2012 from $31.5 million in the same period of 2011. The increase was the result of higher revenues per shipment compared to the prior period offset by a decrease in shipment volume.

Direct expense consists primarily of payments for purchased transportation and commissions paid to Freight Forwarding’s independently-owned stations. Freight Forwarding gross margin was relatively flat compared to the same period in 2011. As a percentage of revenue, Freight Forwarding gross margin was 10.6% in the first six months of 2012, compared to 10.8% in the same period of 2011.

SG&A expense increased 22.9% to $3.1 million in the first six months of 2012 from $2.5 million in the same period of 2011. As a percentage of revenue, SG&A expense increased to 9.7% in the first six months of 2012 as compared to 8.0% in the same period of 2011. The increase in SG&A expense is mainly due to costs associated with our new Company-owned branches in Charlotte, Atlanta and Los Angeles.

Operating income decreased to $0.3 million for the first six months of 2012 compared to $0.9 million for the same period in 2011. The reduction in operating income was primarily related to the increase in SG&A expense, as described above.

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

Freight Brokerage

(Bounce Logistics and XPO Logistics, LLC)

Summary Financial Table

(Unaudited)

(in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
			$ Variance	Percentage Variance			$ Variance	Percentage Variance
	2012	2011	Favorable/ (Unfavorable)	Favorable/ (Unfavorable)	2012	2011	Favorable/ (Unfavorable)	Favorable/ (Unfavorable)
Revenue
Operating revenue	$13,877	$6,687	$7,190	107.5%	$21,805	$12,670	$9,135	72.1%
Direct expense
Transportation services	12,255	5,642	(6,613)	(117.2%)	19,160	10,694	(8,466)	(79.2%)
Insurance	7	22	15	68.2%	1	25	24	96.0%
Other	93	1	(92)	(9,200.0%)	93	1	(92)	(9,200.0%)

Total direct expense	12,355	5,665	(6,690)	(118.1%)	19,254	10,720	(8,534)	(79.6%)

Gross margin	1,522	1,022	500	48.9%	2,551	1,950	601	30.8%

SG&A expense
Salaries & benefits	1,572	572	(1,000)	(174.8%)	2,431	1,098	(1,333)	(121.4%)
Purchased services	266	32	(234)	(731.3%)	328	75	(253)	(337.3%)
Depreciation & amortization	77	11	(66)	(600.0%)	97	21	(76)	(361.9%)
Other	579	235	(344)	(146.4%)	821	446	(375)	(84.1%)

Total SG&A expense	2,494	850	(1,644)	(193.4%)	3,677	1,640	(2,037)	(124.2%)

Operating (loss) income	$(972)	$172	$(1,144)	(665.1%)	$(1,126)	$310	$(1,436)	(463.2%)

Freight Brokerage

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenue in our Freight Brokerage segment increased by 107.5% to $13.9 million in the second quarter of 2012 compared to $6.7 million for the same period of 2011. Revenue growth was primarily due to the acquisition of Continental and the opening of our Phoenix, Arizona, Dallas, Texas and Ann Arbor, Michigan sales offices.

Freight Brokerage’s gross margin increased 48.9% to $1.5 million in the second quarter of 2012 from $1.0 million in the same period of 2011. As a percentage of revenue, Freight Brokerage’s gross margin was 11.0% in the second quarter of 2012, compared to 15.3% in the same quarter of 2011. The decrease in gross margin as a percentage of revenue was due primarily to the impact of lower margin sales during the start-up phase of the Phoenix, Dallas and Ann Arbor sales offices.

SG&A expense increased 193.4% to $2.5 million in the second quarter of 2012 from $0.9 million in the same quarter of 2011. The increase in SG&A expense was associated with the costs incurred at our new sales offices noted above, our new Operations Center in Charlotte, North Carolina and our acquisition of Continental.

Our Freight Brokerage operations generated an operating loss of $1.0 million for the second quarter of 2012 compared to operating income of $0.2 million for the same quarter in 2011. The reduction in operating income was due to the increase in SG&A expense, offset in part by increased gross margin, as described above.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenue in our Freight Brokerage segment increased by 72.1% to $21.8 million in the first six months of 2012 compared to $12.7 million for the same period of 2011. Revenue growth was primarily due to the acquisition of Continental and the opening of our Phoenix, Dallas and Ann Arbor sales offices.

Freight Brokerage’s gross margin increased 30.8% to $2.6 million in the first six months of 2012 from $2.0 million in the same period of 2011. As a percentage of revenue, Freight Brokerage gross margin was 11.7% in the first six months of 2012, compared to 15.4% in the same period of 2011. The decrease in gross margin as a percentage of revenue was due primarily to the impact of lower margin sales during the start-up phase of the Phoenix, Dallas and Ann Arbor sales offices.

SG&A expense increased 124.2% to $3.7 million in the first six months of 2012 from $1.6 million in the same period of 2011. The increase in SG&A expense was associated with the costs incurred at our new sales offices noted above and our new Operations Center, and our acquisition of Continental.

Our Freight Brokerage operations generated an operating loss of $1.1 million for the first six months of 2012 compared to operating income of $0.3 million for the same period in 2011. The reduction in operating income was due to the increase in SG&A expense, offset in part by increased gross margin, as described above.

Management’s growth strategy for Freight Brokerage unit is based on

•	Selective acquisitions of non-asset based truck brokerage firms that would benefit from our scale and potential access to capital;

•	The opening of new freight brokerage sales offices in the U.S.;

•	Investments in our Operations Center in Charlotte, North Carolina focused on our carrier procurement and freight tracking functions;

•	Investment in an expanded sales and service workforce including new training programs and focused recruiting efforts;

•	Technology upgrades to improve efficiency in sales and carrier procurement; and

•	The integration of industry best practices, with specific focus on better leveraging our scale and lowering administrative overhead.

XPO Corporate

Summary of Selling, General and Administrative Expense

(Unaudited)

(in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
			$ Variance	Percentage Variance			$ Variance	Percentage Variance
	2012	2011	Favorable/ (Unfavorable)	Favorable/ (Unfavorable)	2012	2011	Favorable/ (Unfavorable)	Favorable/ (Unfavorable)
SG&A expense
Salaries & benefits	$1,869	$76	$(1,793)	(2,359.2%)	$3,879	$287	$(3,592)	(1,251.6%)
Purchased services	1,207	754	(453)	(60.1%)	3,643	953	(2,690)	(282.3%)
Depreciation & amortization	73	6	(67)	(1,116.7%)	90	11	(79)	(718.2%)
Other	1,749	106	(1,643)	(1,550.0%)	3,098	202	(2,896)	(1,433.7%)

Total SG&A expense	$4,898	$942	$(3,956)	(420.0%)	$10,710	$1,453	$(9,257)	(637.1%)

Corporate

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Corporate SG&A expense in the second quarter of 2012 increased by $4.0 million compared to the same period of 2011. As a percentage of consolidated revenue, Corporate SG&A expense increased to 9.0% in the second quarter of 2012, compared with 2.1% in the same period of 2011. Following the Equity Investment, we assembled a new senior management team under the direction of Bradley S. Jacobs, our chief executive officer and chairman of the board of directors. The $1.8 million increase in salaries and benefits expense relates to the executive team appointments and headcount additions of certain corporate shared services in our Operations Center in Charlotte. Purchased services increased in the second quarter of 2012 due to an increase in professional service fees incurred for audit and consulting services, as well as legal and accounting services related to, among other matters, due diligence reviews of potential acquisition targets. Other SG&A increased primarily due to $1.3 million of stock compensation expense in the second quarter 2012 and increased travel costs associated with the changes in management structure and the transition of certain corporate shared services to the Operations Center in Charlotte.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Corporate SG&A expense for the first six months of 2012 increased by $9.3 million, compared to the same period of 2011. As a percentage of total consolidated revenue, Corporate SG&A expense increased to 10.8% in the first six months of 2012, compared with 1.7% in the same period of 2011. The increase of $3.6 million in salaries and benefits expense relate to the executive team appointments and headcount additions related to expansion of corporate shared services and carrier procurement capabilities in our Operations Center. Purchased services increased in the first six months of 2012 due to an increase in professional service fees incurred for audit and consulting services, as well as legal and accounting services related to, among other matters, due diligence reviews of potential acquisition targets. Purchased services also includes $0.5 million of compensation and professional fees related to the hiring of the company’s new executive team and $0.5 million of consulting fees in connection with securing a tax incentive agreement with the state of North Carolina. Subject to our satisfaction of certain employment targets at our Operations Center, we expect to receive up to $3.2 million of tax incentives from the state of North Carolina during the term of the agreement. Other SG&A increased primarily due to $2.3 million of stock compensation expense in the first six months of 2012 and increased travel costs associated with the changes in management structure and the transition of certain corporate shared services to our Operations Center in Charlotte.

Liquidity and Capital Resources

General

As of June 30, 2012, we had $208.8 million of working capital, including cash of $190.7 million, compared to working capital of $83.1 million, including cash of $74.0 million, as of December 31, 2011. This increase of $125.7 million in working capital during the six-month period was due to the receipt of $137.0 million of net proceeds from the Offering, which closed on March 20, 2012. As of June 30, 2012, our cash balances were held in cash depository and money market accounts at three financial institutions.

During the first six months of 2012, we funded operations, capital expenditures and preferred stock dividends through cash on hand. We continually evaluate our liquidity requirements, capital needs and availability of capital resources based on our operating needs and our planned growth initiatives. In addition to our existing cash balances and net cash provided by operating activities, in certain circumstances we may also use debt financings and issuances of equity or equity-related securities to fund our operating needs and growth initiatives. We are currently evaluating opportunities to enter into an asset-based revolving credit facility that would be supported by our accounts receivable balances. The final terms of this contemplated facility have not been determined.

We believe that our existing cash balances will be sufficient for the next twelve months to finance our existing operations, our first phase of acquisitions, establishment of planned new Freight Brokerage sales offices, establishment of our Operations Center, development and implementation of the first phase of our information technology system and our other growth initiatives.

Cash Flow

During the six months ended June 30, 2012, $10.1 million of cash was used in operations compared to the generation of $3.6 million for the comparable period in 2011. The primary use of cash for the current period was payment of transportation services and various SG&A expenses.

Cash generated from revenue equaled $93.6 million for the first six months of 2012 as compared to $85.3 million for the same period in 2011 and correlates directly with revenue increases between the two periods. Cash flow increases are related primarily to volume increases and a decrease in our average days outstanding in accounts receivable by four days between the periods ended June 30, 2012 and 2011.

Cash used for payment of transportation services for the six-month period of 2012 equaled $81.3 million as compared to $71.6 million for the same period in 2011. The increase in cash outflows between the two periods also directly correlates to the increase in revenues between the two years. Our average days outstanding in accounts payable and accrued expenses increased by two days between the periods ended June 30, 2012 and 2011.

Other operating uses of cash included SG&A items, which equaled $22.4 million and $9.8 million for the six-month periods ended June 30, 2012 and 2011, respectively. Significant SG&A items include payroll and purchased services. For the six-month period ended June 30 of 2012, payroll expense equaled $10.0 million as compared to $5.4 million for the same period in 2011. Included in the $10.0 million in payroll expense is $0.5 million of management bonuses accrued during the period, which will be paid in future periods.

Investing activities used approximately $6.7 million during the first six months of 2012 compared to a use of $0.7 million from these activities during the same period in 2011. During the current period, $3.5 million was used to purchase Continental, $2.6 million was used to purchase fixed assets and $0.5 million was used to make the final earn-out payment to the former owners of LRG International. During the same period in 2011, we used $0.5 million to make an earn-out payment and $0.3 million to purchase fixed assets.

Financing activities generated approximately $133.6 million for the first six months of 2012, compared to the use of $2.8 million for the same period in 2011. The $137.0 million of net proceeds from the Offering was the main source of cash from financing activities during the second quarter of 2012. The primary use of cash from financing activities during the second quarter of 2012 was the payoff of our revolving credit facility and term loan for $2.1 million and the dividends paid to preferred stockholders of $1.5 million. During the same period in 2011, sources of cash from financing activities included $2.8 million in payments on the line of credit during the period.

Long-Term Debt and Line of Credit

During the prior quarter ended March 31, 2012, we repaid our revolving credit facility and term loan and terminated all related agreements.

Contractual Obligations

The following table reflects our contractual obligations as of June 30, 2012:

	Payments Due by Period
		Less than 1	1 to 3	3 to 5	More than 5
Contractual Obligations	Total	Year	Years	Years	Years
Capital leases payable	$131	$28	$60	$30	$13
Operating/real estate leases	11,059	1,387	2,946	1,202	5,523
Employment contracts	14,734	3,839	7,116	3,779	—

Total contractual cash obligations	$25,924	$5,254	$10,123	$5,011	$5,537

We do not have any material commitments that have not been disclosed elsewhere.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2012.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We had $190.7 million of cash on June 30, 2012, held in money market fund accounts at three financial institutions. The primary market risk associated with these investments is liquidity risk. A hypothetical 100-basis-point change in the interest rate would not have a material effect on our earnings. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. Market risk arising from changes in foreign currency exchange rates is not material due to the relatively small size of our international operations.

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

We carry liability and excess umbrella insurance policies that we deem sufficient to cover potential legal claims arising in the normal course of conducting our operations as a transportation company. In the event we are required to satisfy a legal claim in excess of the coverage provided by this insurance, our financial condition, results of operations and cash flows could be negatively impacted.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) Not applicable.

Item 6. Exhibits.

Exhibit Number	Description	Sequential Page Number

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrants Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrants Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrants Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012.	†

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrants Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012.	†

†	This exhibit will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities and Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

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

Date: August 7, 2012