Form 10-Q/A
period 2012-06-30
XPO Logistics, Inc.
filed 2012-09-07
CIK 1166003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of September 7, 2012, there were 17,651,436 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Explanatory Note

The sole purpose of this amendment to XPO Logistics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 7, 2012 (the “Form 10-Q”), is to furnish Exhibit 101, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part I, Item 1 of the Form 10-Q.

Under Rule 405(a)(2)(ii) of Regulation S-T, this Exhibit 101 is permitted to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No other changes have been made to the Form 10-Q.  This amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to rule 406T of Regulation S-T, Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise is not subject to liability under those sections.

Item 6.  Exhibits.

Exhibit Number	Description	Sequential Page Number
31.1
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrants Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012.
*
31.2
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrants Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012.
*
32.1
Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrants Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012.
† *
32.2
Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrants Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012.
† *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Previously filed.
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

XPO Logistics, Inc.

/s/ Bradley S. Jacobs
Bradley S. Jacobs
Chief Executive Officer
(Principal Executive Officer)

/s/ John J. Hardig
John J. Hardig
Chief Financial Officer
(Principal Financial Officer)

Date: September 7, 2012

EXHIBIT INDEX

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.