Form 10-Q
period 2012-09-30
XPO Logistics, Inc.
filed 2012-11-06
CIK 1166003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 6, 2012, there were 17,921,794 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

XPO Logistics, Inc.

Form 10-Q

Part I—Financial Information

Item 1. Financial Statements.

XPO Logistics, Inc.

Condensed Consolidated Balance Sheets

(in thousands except share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$296,503	$74,007
Accounts receivable, net of allowances of $420 and $356, respectively	42,881	22,425
Prepaid expenses	1,174	426
Deferred tax asset, current	1,484	955
Income tax receivable	2,790	1,109
Other current assets	1,376	219

Total current assets	346,208	99,141

Property and equipment, net of $4,769 and $3,937 in accumulated depreciation, respectively	8,083	2,979
Goodwill	22,521	16,959
Identifiable intangible assets, net of $3,902 and $3,320 in accumulated amortization, respectively	10,487	8,053
Other long-term assets	472	509

Total long-term assets	41,563	28,500

Total assets	$387,771	$127,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,286	$8,565
Accrued salaries and wages	2,745	2,234
Accrued expenses, other	11,913	2,789
Current maturities of notes payable and capital leases	359	1,675
Other current liabilities	1,395	808

Total current liabilities	28,698	16,071

Convertible senior notes (net of discount and issuance costs)	92,757	—
Notes payable and capital leases, net of current maturities	734	454
Deferred tax liability, long term	9,761	2,346
Other long-term liabilities	3,083	410

Total long-term liabilities	106,335	3,210

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares; 75,000 shares issued and outstanding	42,794	42,794
Common stock, $.001 par value; 150,000,000 shares authorized; 17,863,223 and 8,410,353 shares issued, respectively; and 17,818,223 and 8,365,353 shares outstanding, respectively	17	8
Additional paid-in capital	260,252	102,613
Treasury stock, at cost, 45,000 shares held	(107)	(107)
Accumulated deficit	(50,218)	(36,948)

Total stockholders’ equity	252,738	108,360

Total liabilities and stockholders’ equity	$387,771	$127,641

The accompanying notes are an integral part of the condensed consolidated financial statements.

XPO Logistics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Operating revenue	$70,988	$47,389	$170,088	$132,991
Expenses				—
Direct expense	61,064	39,169	144,925	110,384

Gross margin	9,924	8,220	25,163	22,607
Sales general and administrative expense	19,204	7,750	42,035	18,494

Operating (loss) income	(9,280)	470	(16,872)	4,113

Other expense	314	—	319	62
Interest expense	15	49	30	145

(Loss) income before income tax	(9,609)	421	(17,221)	3,906
Income tax (benefit) provision	(6,460)	231	(6,201)	1,685

Net (loss) income	(3,149)	190	(11,020)	2,221
Preferred stock beneficial conversion charge and dividends	—	(44,586)	—	(44,586)
Cumulative preferred dividends	(750)	—	(2,250)	—

Net loss available to common shareholders	$(3,899)	$(44,396)	$(13,270)	$(42,365)

Basic loss per share
Net loss	(0.22)	(5.38)	(0.89)	(5.15)
Diluted loss per share
Net loss	(0.22)	(5.38)	(0.89)	(5.15)
Weighted average common shares outstanding
Basic weighted average common shares outstanding	17,663	8,253	14,952	8,227
Diluted weighted average common shares outstanding	17,663	8,253	14,952	8,227

The accompanying notes are an integral part of the condensed consolidated financial statements.

XPO Logistics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2012	2011
Operating (loss) activities
Net income	$(11,020)	$2,221
Adjustments to reconcile net income to net cash from operating activities
Provisions for allowance for doubtful accounts	645	(23)
Depreciation & amortization expense	1,463	944
Stock compensation expense	3,485	297
Other	1	(9)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(8,078)	(2,037)
Deferred tax expense	(4,276)	788
Income tax receivable	(1,824)	479
Other current assets	(14)	568
Prepaid expenses	(422)	(351)
Other long-term assets and advances	12	101
Accounts payable	(3,136)	(1,625)
Accrued expenses	6,232	1,653
Other liabilities	23	301

Cash provided (used) by operating activities	(16,909)	3,307

Investing activities
Acquisition of businesses, net of cash acquired	(7,011)	—
Payment of acquisition earn-out	(450)	(450)
Payment for purchases of property and equipment	(3,986)	(442)
Proceeds from sale of assets	—	9

Cash used by investing activities	(11,447)	(883)

Financing Activities
Credit line, net activity	(2,178)	(2,749)
Proceeds from issuance of preferred stock, net of issuance costs	—	71,628
Proceeds from issuance of convertible senior notes, net	120,287	—
Payments of notes payable and capital leases	(2,089)	(1,215)
Excess tax benefit from stock options	—	97
Proceeds from common stock offering, net	136,961	—
Proceeds from exercise of options, net	131	727
Dividends paid to preferred stockholders	(2,250)	—

Cash provided by financing activities	250,862	68,488

Effect of exchange rate changes on cash	(10)	—
Net increase in cash	222,496	70,912
Cash, beginning of period	74,007	561

Cash, end of period of period	$296,503	$71,473

Supplemental disclosure of noncash activities:

Cash paid during the period for interest	$29	$166
Cash paid during the period for income taxes	$244	$201

The accompanying notes are an integral part of the condensed consolidated financial statements.

XPO Logistics, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2012

(Unaudited)

(in thousands)

	Preferred Stock		Common Stock		Treasury Stock		Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount			Total
Balance, December 31, 2011	75	$42,794	8,410	$8	(45)	$(107)	$102,613	$(36,948)	$108,360

Net loss	—	—	—	—	—	—	—	(11,020)	$(11,020)
Issuance of common stock for option exercise	—	—	253	—	—	—	131	—	$131
Dividends paid	—	—	—	—	—	—	—	(2,250)	$(2,250)
Stock compensation expense	—	—	—	—	—	—	3,485	—	$3,485
Proceeds from common stock offering, net of issuance costs	—	—	9,200	9	—	—	136,952	—	$136,961
Equity component of convertible debt offering, net of issuance costs and deferred taxes	—	—	—	—	—	—	17,071	—	$17,071

Balance, September 30, 2012	75	$42,794	17,863	$17	(45)	$(107)	$260,252	$(50,218)	$252,738

The accompanying notes are an integral part of the condensed consolidated financial statements.

XPO Logistics, Inc.

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

1. Organization

Nature of Business

XPO Logistics, Inc. (the “Company”)—provides premium transportation and logistics services to thousands of customers through its three business units:

Freight Brokerage—provides truckload brokerage transportation services throughout the United States through our wholly-owned subsidiaries Bounce Logistics, Inc. (“Bounce”), XPO Logistics Canada Inc. and XPO Logistics, LLC.

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

Freight Forwarding—provides freight forwarding services through our wholly-owned subsidiary Concert Group Logistics, Inc. (“CGL”). Freight forwarding transportation services are sold and arranged for under the authority of CGL through independently-owned stations and seven company-owned branches located throughout the United States.

For specific financial information relating to the above business units, refer to Note 12—Operating Segments.

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

These unaudited condensed consolidated financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position as of September 30, 2012 and December 31, 2011, and results of operations for the three- and nine-month periods ended September 30, 2012 and 2011. The preparation of the condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenue and expense during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011 in our Annual Report on Form 10-K and available on the SEC’s website (www.sec.gov). Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

Use of Estimates

The Company prepares its unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that impact the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting period. The Company reviews its estimates on a regular basis and makes adjustments based on historical experience and existing and expected future conditions. Estimates are made with respect to, among other matters, accrued revenue, purchased transportation, recoverability of long-lived assets, accrual of acquisition earn-outs, estimated legal accruals, valuation allowances for deferred taxes, reserve for uncertain tax positions, and allowance for doubtful accounts. These evaluations are performed and adjustments are made as information is available. Management believes that these estimates, which have been discussed with the audit committee of the Company’s board of directors, are reasonable; however, actual results could differ from these estimates.

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

Cash and cash equivalents

We consider all highly liquid investments with an original maturity of three months or less as of the date of purchase to be cash equivalents unless the investments are legally or contractually restricted for more than three months.

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

Accounting for uncertainty in income taxes is determined based on ASC Topic 740, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. For additional information refer to Note 10—Income Taxes.

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

Identifiable Intangible Assets

The Company follows the provisions of ASC Topic 360, “Property, Plant and Equipment”, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. The Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. During the nine-month periods ended September 30, 2012 and 2011, there was no impairment of the identified intangible assets.

The Company’s intangible assets subject to amortization consist of non-compete agreements, customer relationships and other intangibles that are amortized on a straight-line basis over the estimated useful lives of the related intangible asset. The estimated useful lives of the respective intangible assets range from four months to 12 years.

The following table sets forth the Company’s identifiable intangible assets as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Indefinite Lived Intangibles
Trade names	$6,420	$6,420

Definite Lived Intangibles:
Trade names	521	220
Non-compete agreements	1,250	763
Customer lists and relationships	4,131	1,974
Other intangible assets	2,067	1,996

	7,969	4,953
Less: accumulated amortization	(3,902)	(3,320)

Intangible assets, net	$4,067	$1,633

Total Identifiable Intangibles	$10,487	$8,053

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

Foreign Currency Translation

Exchange gains or losses incurred on transactions conducted by our business units in a currency other than the business units’ functional currency are normally reflected in cost of sales in our Consolidated Statement of Income. Assets and liabilities of Kelron, which has the U.S. dollar as its functional currency (but which maintains its accounting records in Canadian currency), have their values remeasured into U.S. dollars at year-end exchange rates, except for non-monetary items for which historical rates are used. Exchange gains or losses are not material to the condensed consolidated statement of operations for the periods presented.

Foreign Currency Hedging and Derivative Financial Instruments

We enter into derivative contracts, primarily foreign currency forward contracts, to protect against fluctuations in exchange rates. These contracts are for expected future cash flows and not for speculative purposes. The Company reflects changes in fair value of these contracts in the condensed consolidated statement of operation.

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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements as of September 30, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$290,989	$290,989	$—	$—
Foreign currency forward contracts	$23	$23	$—	$—

Liabilities:
Contingent consideration obligations	$323	$—	$—	$323

Fair Value Measurements as of December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$—	$—	$—	$—
Foreign currency forward contracts	$—	$—	$—	$—

Liabilities:
Contingent consideration obligations	$450	$—	$—	$450

Estimated Fair Value of Financial Instruments

The aggregate net fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain financial instruments approximated their fair values as of the periods ended September 30, 2012 and 2011. These financial instruments include cash, accounts receivable, notes receivable, accounts payable, accrued expense, notes payable and short-term borrowings. Fair values approximate carrying values for these financial instruments since they are short-term in nature and they are receivable or payable on demand. The fair value of the Freight Forwarding notes receivable from the owners of the independently-owned stations approximated their respective carrying values based on the interest rates associated with these instruments.

The Company has convertible senior notes for which we are obligated to repay the face value, unless the holder agrees to a lesser amount or elects to convert all or a portion of such notes into the Company’s common stock. The aggregate principal amount of these convertible notes at issuance were $125.0 million with a fair value of $122.6 million. The convertible notes were allocated to long-term debt and equity in the amounts of $92.8 million and $27.5 million, respectively. These amounts are net of debt issuance costs of $3.6 million for debt and $1.1 million for equity. The convertible notes contain an optional redemption right in favor of the Company, although it is our present intent not to exercise such redemption right. Accordingly, the fair value of the bifurcated coupon make-whole premium that would be payable to holders in the event of a redemption has been valued at $0.0 million. For additional information refer to Note 5—Debt and Note 13—Subsequent Events.

Stock-Based Compensation

The Company accounts for share-based compensation based on the equity instrument’s grant date fair value in accordance with ASC Topic 718, “Compensation—Stock Compensation”. The fair value of each share-based payment award is established on the date of grant. For grants of restricted stock units, including those subject to service-based vesting conditions and those subject to service and performance-based vesting conditions, the fair value is established based on the market price on the date of the grant. For grants of options, the Company uses the Black-Scholes option pricing model to estimate the fair value of share-based payment awards. The determination of the fair value of share-based awards is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.

The weighted-average fair value of each stock option recorded in expense for the nine-month period ended September 30, 2012 was estimated on the date of grant using the Black-Scholes option pricing model and is amortized over the requisite service period of the option. The Company has used one grouping for the assumptions, as its option grants have similar characteristics. The expected term of options granted has been derived based upon the Company’s history of actual exercise behavior and represents the period of time that options granted are expected to be outstanding. Historical data was also used to estimate option exercises and employee terminations. Estimated volatility is based upon the Company’s historical market price at consistent points in a period equal to the expected life of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and the expected dividend yield is zero. For additional information refer to Note 8—Stock-Based Compensation.

Earnings per Share

Earnings per common share are computed in accordance with ASC Topic 260, “Earnings per Share”, which requires companies to present basic earnings per share and diluted earnings per share. For additional information refer to Note 9—Earnings per Share.

Internal Use Software

The Company has adopted the provisions of ASC Topic 350, “Intangibles—Goodwill and Other”. Accordingly, certain costs incurred in the planning and evaluation stage of internal use computer software are expensed as incurred. Costs incurred during the application development stage are capitalized and included in property and equipment. Capitalized internal use software totaled $0.1 million and $0.0 million as of September 30, 2012 and December 31, 2012, respectively. Capitalized internal use software costs are amortized over the expected economic life of three years using the straight-line method.

Please also refer to Note 1 of the “Notes to Consolidated Financial Statements” in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for a more complete discussion of the Company’s significant accounting policies.

3. Acquisitions

Kelron Logistics, Inc.

On August 3, 2012, the Company purchased all of the outstanding capital stock of Kelron Corporate Services Inc. and certain related entities (collectively, “Kelron”), a non-asset, third-party logistics business based in Canada. Founded in 1992, Kelron serves more than 750 customers through locations in Toronto, Ontario; Vancouver, British Columbia; Montreal, Quebec; and Cleveland, Ohio. The purchase price was $8.0 million, including $2.6 million of consideration for the outstanding stock and $5.4 million of assumed debt and liabilities. The working capital adjustments in connection with this acquisition are being finalized, although the Company does not expect there to be a material change in the purchase price as a result.

The Kelron acquisition was accounted for as a purchase business combination in accordance with ASC 805 “Business Combinations”. Assets acquired and liabilities assumed were recorded in the accompanying condensed consolidated balance sheet at their estimated fair values as of August 3, 2012, with the remaining unallocated purchase price recorded as goodwill. The following table outlines the Company’s consideration transferred and the identifiable net assets acquired at their estimated fair value as of August 3, 2012 (in thousands).

Consideration	$2,646

Net Assets Acquired	(2,426)
Intangibles acquired:
Fair value of Trademarks/Trade names	251
Fair value of Technology	75
Fair value of Non Compete Agreement	377
Fair value of Customer Relationships	1,207
Net deferred tax liability on fair value adjustments	(276)

Goodwill	$3,438

As of September 30, 2012, the purchase price allocation was not finalized. The Company is still evaluating the fair value of accounts receivable, intangible assets and deferred taxes. All goodwill recorded related to the acquisition relates to the Freight Brokerage segment and is not deductible for Canadian income tax purposes.

In conjunction with the acquisition, the Company issued notes payable to the sellers totaling $1.0 million. The notes do not bear any interest. The notes were treated as consideration transferred as part of the acquisition and are payable in equal quarterly installments on November 3, February 3, May 3 and August 3 of each year with the final installment to be due and payable on August 3, 2015. We used an imputed interest rate of 4.53% to determine the appropriate discount to apply to the notes. The carrying value of the notes payable at September 30, 2012 was $0.9 million.

In conjunction with the acquisition of Kelron on August 3, 2012, the Company assumed Kelron’s credit agreements with Royal Bank of Canada (“RBC”) dated April 21, 2011 and amended May 8, 2012 (the “Agreements”), which provide for a $5.0 million revolving demand facility (the “Revolving Demand Facility”) subject to certain borrowing limits. Borrowings under the Revolving Demand Facility can be made either as Royal Bank Prime based loans in Canadian currency at the interest rate equal to the Royal Bank Prime (as defined in the Agreements) rate plus 2.00 percent or as Royal Bank US Base Rate loans in U.S. currency at the interest rate equal to the Royal Bank US Base Rate (as defined in the Agreements) plus 2.00 percent. Borrowings under the Revolving Demand Facility are payable upon demand by RBC. The Revolving Demand Facility is guaranteed by a first ranking security interest in all personal property of Kelron. The Agreements contain customary representations, warranties and general covenants, with which the Company was in compliance at September 30, 2012.

The following unaudited pro forma consolidated results of operations for the nine-month periods ended September 30, 2012 and 2011 present consolidated information of the Company as if the Kelron acquisition had occurred as of January 1, 2011 (in thousands):

	Pro Forma Nine Months Ended September 30, 2012	Pro Forma Nine Months Ended September 30, 2011
Revenue	$229,134	$208,470
Operating Income (Loss)	$(17,614)	$3,300
Net Income (Loss)	$(20,140)	$(43,247)
Earnings per common share
Basic	$(1.35)	$(5.26)
Diluted	$(1.35)	$(5.26)

The unaudited pro forma consolidated results for the nine-month periods were prepared using the acquisition method of accounting and are based on the historical financial information of Kelron and the Company. The historical financial information has been adjusted to give effect to the pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisition on January 1, 2011.

Continental Freight Services, Inc.

On May 8, 2012, the Company purchased all of the outstanding capital stock of Continental Freight Services, Inc. (“Continental”) and all of the membership interests in G & W Tanks, LLC. Founded in 1980, Continental is headquartered in Columbia, S.C., with branches and agent locations in Texas, North Carolina, and South Carolina. The Continental acquisition was accounted for as a purchase business combination in accordance with ASC Topic 805 “Business Combinations”. Assets acquired and liabilities assumed were recorded in the accompanying consolidated balance sheet at their estimated fair values as of May 8, 2012 with the remaining unallocated purchase price recorded as goodwill.

The cash purchase price was $3.5 million, excluding any working capital adjustments and a potential earn-out of up to $0.3 million. The Company also accrued $0.3 million in the opening balance sheet related to a pre-existing employment agreement with an employee that required a payment related to the sale of Continental which was subsequently paid in the period ended June 30, 2012. As a result of the acquisition, the Company recorded goodwill of $2.1 million and intangible assets of $1.1 million.

The acquisition of Continental includes a contingent consideration arrangement that requires additional consideration to be paid by the Company to Continental’s former owners based on the adjusted gross profit of Continental during the twelve month period commencing June 1, 2012. The range of the undiscounted amounts the Company could pay under the contingent consideration agreement is between $0.0 million and $0.3 million. The fair value of the contingent consideration recognized on the acquisition date of $0.3 million was estimated by applying the income approach.

4. Commitments and Contingencies

Lease Commitments

As of September 30, 2012, the company had approximately $14.5 million in future minimum payments required under operating leases for various real estate, transportation and office equipment leases that have an initial or remaining non-cancelable lease term. Remaining future minimum payments related to these operating leases amount to approximately $0.3 million, $2.2 million, $1.8 million, $1.5 million, and $6.7 million for the periods ending December 31, 2012, 2013, 2014, 2015, and 2016 and thereafter, respectively.

Rent expense was approximately $0.5 million and $0.1 million for the three month periods ended September 30, 2012 and 2011, respectively, and $1.1 million and $0.3 million for the nine month periods ended September 30, 2012 and 2011, respectively.

Litigation

The Company recently became involved in litigation in the Fourth Judicial District Court, County of Hennepin, State of Minnesota, relating to our hiring of former employees of C.H. Robinson Worldwide, Inc. (“C.H. Robinson”). In the litigation, C.H. Robinson alleges the following against the Company: (1) tortious interference with contractual employment-related relationships; (2) misappropriation of trade secrets; and (3) inducing, aiding and abetting breaches of contract. C.H. Robinson is seeking temporary, preliminary and permanent injunctions, direct and consequential damages, and attorney’s fees. On August 23, 2012, the Court denied C.H. Robinson’s motion for a temporary injunction to prevent us from communicating with C.H. Robinson employees, among other things, but granted C.H. Robinson’s motion for expedited discovery in connection with the litigation and enjoined two individual defendant employees of the Company. The legal discovery process is underway on this matter and the preliminary injunction hearing is scheduled for November 20, 2012. We believe that we have strong legal defenses to the asserted claims and we are evaluating the counterclaims available to us. However, we cannot assure you that an adverse outcome would not significantly impact our ability to execute certain of our growth initiatives.

The Company is a party to a variety of other legal actions, both as a plaintiff and as a defendant that arose in the ordinary course of business, and may in the future become involved in other legal actions. The Company does not currently expect any of these matters or these matters in the aggregate to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

5. Debt

Long-Term Debt and Capital Leases

The Company uses financing for acquisitions and business start-ups, among other things. The Company also enters into long-term debt and capital leases with various third parties from time to time to finance certain operational equipment and other assets used in its business operations. Generally, these loans and capital leases bear interest at market rates, and are collateralized with accounts receivable, equipment and certain other assets of the Company.

On September 26, 2012 XPO Logistics, Inc. completed the registered underwritten public offering of 4.50% convertible senior notes due October 1, 2017, in an aggregate principal amount of $125.0 million. The convertible notes were allocated to long-term debt and equity in the amounts of $92.8 million and $27.5 million, respectively. These amounts are net of debt issuance costs of $3.6 million for debt and $1.1 million for equity. Interest is payable on the notes on April 1 and October 1 of each year, beginning on April 1, 2013.

Under certain circumstances at the election of the holder, the convertible notes may be converted until the close of business on the business day immediately preceding April 1, 2017, into cash, shares of the Company’s common stock, or a combination of cash and shares of common stock, at the Company’s election, at the initial conversion rate of approximately 60.85 shares of common stock per $1,000 in principal amount, which is equivalent to an initial conversion price of approximately $16.43 per share. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its convertible notes in connection with such corporate event in certain circumstances. On or after April 1, 2017, until the close of business on the business day immediately preceding the maturity date, holders may convert their convertible notes at any time. The convertible notes may be redeemed by the Company on or after October 1, 2015 if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The Company may redeem the convertible notes in whole but not in part, at a redemption price in cash equal to 100% of the principal amount to be redeemed, plus accrued and unpaid interest, but excluding, the redemption date, plus a make-whole premium payment. The “make whole premium” payment or delivery will be made, as the case may be, in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, equal to the present values of the remaining scheduled payments of interest on the convertible notes to be redeemed through October 1, 2017 (excluding interest accrued to, but excluding, the redemption date), computed using a discount rate equal to 4.5%. The make-whole premium is paid to holders whether or not they convert the convertible notes following the Company’s issuance of a redemption notice.

For accounting purposes, the redemption feature in the convertible notes is an embedded derivative that is not clearly and closely related to the convertible notes. Consequently, it was initially bifurcated from the indenture and separately recorded at its fair value as a liability with subsequent changes in fair value to be recorded through earnings. As of September 30, 2012, the fair value of the embedded redemption feature was $0.0 million as management has determined it is not our intent to exercise the conversion feature.

The following table outlines the Company’s debt obligations (in thousands) as of September 30, 2012 and December 31, 2011:

	Interest rates	Term (months)	As of September 30, 2012	As of December 31, 2011
Capital leases for equipment	11.98%	55	$126	$45
Notes payable	N/A	N/A	952	2,084
Line of credit	5.0%	N/A	15	—
Convertible senior notes	4.50%	60	92,757	—

Total debt and capital leases			93,850	2,129
Less: current maturities of notes payable and capital leases			359	1,675

Non-current maturities of debt and capital leases			$93,491	$454

6. Goodwill

The following table is a roll-forward of goodwill from December 31, 2011 to September 30, 2012. The current period additions are the result of the goodwill recognized as excess purchase price in the acquisitions of Kelron and Continental (in thousands):

	Expedited Transportation	Freight Forwarding	Freight Brokerage	Corporate	Total
Goodwill at December 31, 2011	$7,737	$9,222	—	—	$16,959
Acquisitions and other adjustments	—	—	5,562	—	5,562

Goodwill at September 30, 2012	$7,737	$9,222	$5,562	$—	$22,521

7. Stockholder’s Equity

On each of July 9, April 5, and January 9, 2012, the Company’s board of directors approved the declaration of a dividend payable to holders of the Company’s Series A Convertible Perpetual Preferred Stock (the “Preferred Stock”). Each declared dividend equaled $10 per share of Preferred Stock as specified in the Certificate of Designation of the Preferred Stock. The quarterly declared dividends were each $0.8 million and were paid on July 16, April 16 and January 17, 2012.

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

8. Stock-Based Compensation

The following table summarizes the Company’s equity awards outstanding and exercisable as of December 31, 2011 and September 30, 2012:

	Options				Restricted Stock Units
	Options	Weighted Average Exercise Price	Exercise Price Range	Weighted Average Remaining Term	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	1,381,958	8.53	2.28 - 18.07	9.00	695,000	10.33
Granted	193,000	14.38	11.46 - 18.07		405,691	12.63
Expired	—	—	—		—
Exercised	123,473	4.79	2.96 - 10.56		231,875	11.04
Forfeited	79,964	13.63	3.48 - 16.92		—

Outstanding at September 30, 2012	1,371,521	$9.39	2.28 - 18.07	8.28	868,816	$11.21

The stock-based compensation expense for outstanding restricted stock units (“RSUs”) was $0.9 million and $2.6 million for the three-month and nine-month periods ended September 30, 2012, respectively. Of the 868,816 outstanding RSUs, 558,816 vest subject to service conditions and 310,000 vest subject to service and performance-based conditions. Based on the Company’s financial performance in 2012, all performance-based conditions relating to outstanding RSUs vesting have been satisfied.

As of September 30, 2012, the Company had approximately $9.5 million of unrecognized compensation cost related to non-vested RSU compensation that is anticipated to be recognized over a weighted-average period of approximately 3.28 years. Remaining estimated compensation expense related to outstanding restricted stock-based grants is $0.6 million, $2.5 million, $2.5 million, $2.4 million and $1.5 million for the years ending December 31, 2012, 2013, 2014, 2015 and 2016, respectively.

As of September 30, 2012, the Company had 573,196 options vested and exercisable and $3.9 million of unrecognized compensation cost related to stock options. The remaining estimated compensation expense related to the existing stock options is $0.3 million, $1.0 million, $1.0 million, $1.0 million and $0.6 million for the years ended December 31, 2012, 2013, 2014, 2015 and 2016, respectively.

9. Earnings per Share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are computed by dividing net income available to common shareholders by the combined weighted average number of shares of common stock outstanding and the potential dilution of stock options, Warrants, RSUs, convertible notes and Preferred Stock outstanding during the period, if dilutive. For the three-month and nine-month periods ended September 30, 2012 and 2011, the weighted average of potentially dilutive securities excluded from the computation of diluted earnings per share is shown per the table below.

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Basic common stock outstanding	17,663,403	8,252,891	14,952,059	8,227,375

Potentially Dilutive Securities:
Shares underlying the conversion of preferred stock to common stock	10,714,286	3,260,870	10,714,286	1,098,901
Shares underlying the conversion of the convertible senior notes	330,784	—	111,066	—
Shares underlying warrants to purchase common stock	5,516,551	4,564,224	5,770,577	3,634,139
Shares underlying stock options to purchase common stock	507,425	402,819	549,084	361,707
Shares underlying restricted stock units	138,921	682	158,308	—

	17,207,967	8,228,595	17,303,321	5,094,747

Diluted weighted shares outstanding	34,871,370	16,481,486	32,255,380	13,322,122

The impact of this dilution was not reflected in the earnings per share calculations in the Unaudited Condensed Consolidated Statements of Operations because the impact was anti-dilutive. The treasury method was used to determine the shares underlying the Warrants with an average market price of $14.43 per share and $15.17 per share for the three-month and nine-month periods ended September 30, 2012, respectively.

10. Income Taxes

The Company has determined its interim tax provision projecting an estimated annual effective tax rate. For the three months ended September 30, 2012, the Company recorded an income tax benefit of $6.5 million yielding an effective tax rate of (67.2)%. For the nine months ended September 30, 2012, the Company recorded an income tax benefit of $6.2 million yielding an effective tax rate of (36.0)%. The effective tax rate differs from the U.S. statutory rate of 35% in the periods ended September 30, 2012, primarily due to the impact of the release of the valuation allowance previously recorded during the three months ended June 30, 2012.

During the three months ended September 30, 2012, the Company reassessed its U.S. valuation allowance requirements taking into consideration deferred tax liabilities created through the issuance of the convertible notes during the quarter. The Company evaluated all available evidence in its analysis, including reversal of the deferred tax liabilities, carrybacks available and historical and projected pre-tax profits generated by the Company’s U.S. operations. The Company also considered tax planning strategies that are prudent and can be reasonably implemented. As a result, the Company recorded a

$2.8 million tax benefit related to the reversal of a significant portion of the valuation allowance established on U.S. deferred tax assets. The Company has a valuation allowance of $0.2 million as of September 30, 2012 on the deferred tax assets in the state jurisdictions where it is not more likely than not that the deferred tax assets will be utilized, while at December 31, 2011, the Company had no valuation allowance on its deferred tax assets.

The Company accrued $0.9 million and $0.2 million for uncertain tax positions related to certain potential income taxes at September 30, 2012 and December 31, 2011, respectively, of which $0.7 million and $0.0 million related to uncertain tax positions from tax filings of the Company’s non-U.S. subsidiaries. The Company is currently under audit by the Internal Revenue Service of the United States related to its 2010 fiscal year tax filing.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of September 30, 2012, the Company has not made a provision for U.S. or additional foreign withholding taxes for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

To the extent the Company reports income in future periods, the Company intends to use its net operating loss carryforwards to the extent available to offset taxable income and reduce cash outflows for income taxes. Although currently not anticipated, the Company’s ability to use its federal and state net operating loss carryforwards may become subject to restrictions attributable to equity transactions in the future resulting from changes in ownership as defined under Internal Revenue Code Section 382

11. Related Party Transactions

There were no related party transactions that occurred during the three- and nine-month periods ended September 30, 2012 and 2011.

12. Operating Segments

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

The following schedule identifies select financial data for each of the Company’s operating segments for the three-month and nine month periods ended September 30, 2012 and 2011, respectively (in thousands):

XPO Logistics, Inc.

Segment Data

(Unaudited)

(in thousands)

	Expedited Transportation	Freight Forwarding	Freight Brokerage	Corporate	Eliminations	Total
Three Months Ended September 30, 2012
Revenue	$23,755	$17,304	$32,169	$—	$(2,240)	$70,988
Operating income (loss)	1,217	97	(2,351)	(8,243)	—	(9,280)
Depreciation and amortization	127	145	316	133	—	721
Interest expense	1	1	1	12	—	15
Tax benefit	—	—	(415)	(6,045)	—	(6,460)
Goodwill	7,737	9,222	5,562	—	—	22,521
Total assets	31,728	23,272	31,038	357,127	(55,394)	387,771
Three Months Ended September 30, 2011
Revenue	$23,419	$16,918	$8,246	$—	$(1,194)	$47,389
Operating income (loss)	2,453	639	499	(3,121)	—	470
Depreciation and amortization	144	144	11	5	—	304
Interest expense	3	38	8	—	—	49
Tax provision	660	145	144	(718)	—	231
Goodwill	7,737	9,222	—	—	—	16,959
Total assets	25,061	23,561	5,066	94,067	(19,725)	128,030
Nine Months Ended September 30, 2012
Revenue	$71,906	$49,229	$53,974	$—	$(5,021)	$170,088
Operating income (loss)	5,171	387	(3,477)	(18,953)	—	(16,872)
Depreciation and amortization	393	433	413	223	—	1,462
Interest expense	3	1	2	24	—	30
Tax provision (benefit)	—	—	(415)	(5,786)	—	(6,201)
Goodwill	7,737	9,222	5,562	—	—	22,521
Total assets	31,728	23,272	31,038	357,127	(55,394)	387,771
Nine Months Ended September 30, 2011
Revenue	$67,221	$48,379	$20,916	$—	$(3,525)	$132,991
Operating income (loss)	6,368	1,510	809	(4,574)	—	4,113
Depreciation and amortization	465	431	32	16	—	944
Interest expense	3	116	25	1	—	145
Tax provision	1,774	346	227	(662)	—	1,685
Goodwill	7,737	9,222	—	—	—	16,959
Total assets	25,061	23,561	5,066	94,067	(19,725)	128,030

13. Subsequent Events

On October 8, 2012, the Company’s board of directors approved the declaration of a dividend payable to holders of the Preferred Stock. The declared dividend equaled $10 per share of Preferred Stock as specified in the Certificate of Designation of the Preferred Stock. The total declared dividend equaled $0.8 million and was paid on October 15, 2012.

On October 17, 2012, as part of the underwritten registered public offering on September 26, 2012 of the 4.50% convertible notes due October 1, 2017, the underwriters exercised the overallotment option to purchase $18.8 million additional principal amount of the convertible notes. The Company received approximately $18.1 million in net proceeds after underwriting discounts, commissions and expenses were paid.

On October 24, 2012, the Company and its wholly-owned subsidiary, XPO Logistics, LLC, entered into a definitive asset purchase agreement (the “Agreement”) with Turbo Logistics, Inc. (“Turbo Logistics”), Turbo Dedicated, Inc. (“Turbo Dedicated”, and together with Turbo Logistics, “Turbo”), Ozburn-Hessey Logistics, LLC, and OHH Acquisition Corporation.

Turbo primarily operates a non-asset-based, third party logistics business in Gainesville, Ga.; Reno, Nev.; Chicago, Ill.; and Dallas, Texas. Pursuant to the Agreement, on October 24, 2012 the Company purchased substantially all of the assets of Turbo for total cash consideration of $50.0 million, excluding any working capital adjustments, with no assumption of debt. The assets acquired pursuant to the Agreement included rights under certain contracts, intellectual property, equipment, accounts receivable, and other related assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and other written reports and oral statements we make from time to time contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. In some cases, forward-looking statements can be identified by the use of forward-looking terms such as “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” or the negative of these terms or other comparable terms. However, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to a material difference include, but are not limited to, those discussed elsewhere in this Quarterly Report, the risks discussed in our other filings with the SEC and the following: economic conditions generally; competition; our ability to find suitable acquisition candidates and execute our acquisition strategy; our ability to raise capital; our ability to attract and retain key employees to execute our growth strategy; our ability to develop and implement a suitable information technology system; our ability to maintain positive relationships with our network of third-party transportation providers; litigation; and governmental regulation. All forward-looking statements set forth in this Quarterly Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequence to or effects on us or our business or operations. Forward-looking statements set forth in this Quarterly Report speak only as of the date hereof and we do not undertake any obligation to update forward-looking statements to reflect subsequent events or circumstances, changes in expectations or the occurrence of unanticipated events.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions. In certain circumstances, those estimates and assumptions can affect amounts reported in the accompanying unaudited condensed consolidated financial statements. We have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts will be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. Note 1 of the “Notes to Consolidated Financial Statements” in the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011 includes a summary of our critical accounting policies. For the period ended September 30, 2012, there were no significant changes to our critical accounting policies.

New Pronouncements

On September 15, 2011, the FASB approved ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment”. This ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. After assessing qualitative factors, if an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, no further testing is necessary. If an entity determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, then the traditional two-step goodwill impairment test must be performed. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.

Executive Summary

XPO Logistics, Inc., a Delaware corporation (the “Company”, “we”, “our” or “us”), is a non-asset based transportation services provider. We do not own trucks, airplanes or ships. We act as a middleman between shippers and carriers who outsource their transportation logistics to us as a third-party broker.

Our services are offered through three distinct business segments: Freight Brokerage (XPO Brokerage and Bounce Logistics), which places shippers’ freight with qualified carriers; Expedited Transportation (Express-1), which provides urgent freight transportation via independent contractors; and Freight Forwarding (Concert Group Logistics or CGL), which arranges domestic and international shipments using ground, air and ocean transport through a network of agent-owned and Company-owned locations.

In September 2011, following the equity investment in the Company led by Jacobs Private Equity, LLC (the “Equity Investment”), we began to implement a three-pronged strategy to leverage our strengths—including management expertise, operational scale and substantial capital resources—in pursuit of significant growth and value creation:

•

Targeted acquisitions—We intend to make selective acquisitions of non-asset based freight brokerage businesses that would benefit from our greater scale and potential access to capital. We may also make acquisitions of freight forwarding, expedited and intermodal service businesses, among others, that complement our current service offerings.

•

Cold-starts—We plan to establish new freight brokerage and freight forwarding offices in locations across North America, and we are actively recruiting managers with a proven track record of building successful brokerage operations. We expect the new brokerage offices to grow revenue by developing customer and carrier relationships in new territories.

•

Optimized operations—We intend to optimize our existing operations, acquired companies and greenfield locations by investing in an expanded sales and service workforce, implementing an advanced information technology infrastructure, incorporating industry best practices, and leveraging scale to share capacity more efficiently and increase buying power.

The backbone of our customer service organization in all three of our business segments is our information technology. We are developing a scalable platform across the Company, with sales, service, carrier and track-and-trace capabilities, as well as benchmarking and analysis.

Other Reporting Disclosures

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

This discussion and analysis also refers time to time to our Freight Brokerage international operations. These brokered shipments may originate in either the United States or Canada and are largely attributable to our recent acquisition of Kelron. These services are provided to both U.S. and Canadian customers who primarily pay in their home currency.

We often refer to the costs of our board of directors, our executive team and certain operating costs associated with operating as a public company as “corporate” charges. In addition to these costs, certain other charges are reported on a consolidated basis within the corporate line items of the following tables.

The following table is consolidated, not segmented.

XPO Logistics, Inc.

Consolidated Summary Financial Table

(Unaudited)

(in thousands)

	Three Months Ended September 30,		$ Variance Favorable (Unfavorable)	Percentage Variance Favorable (Unfavorable)	Nine Months Ended September 30,		$ Variance Favorable (Unfavorable)	Percentage Variance Favorable (Unfavorable)
	2012	2011			2012	2011
Revenue
Operating revenue	$70,988	$47,389	$23,599	49.8%	$170,088	$132,991	$37,097	27.9%
Direct expense
Transportation services	57,436	35,539	(21,897)	-61.6%	134,670	99,568	(35,102)	-35.3%
Station commissions	2,428	2,798	370	13.2%	7,201	8,387	1,186	14.1%
Insurance	511	426	(85)	-20.0%	1,348	1,182	(166)	-14.0%
Other	689	406	(283)	-69.7%	1,706	1,247	(459)	-36.8%

Total direct expense	61,064	39,169	(21,895)	-55.9%	144,925	110,384	(34,541)	-31.3%

Gross margin	9,924	8,220	1,704	20.7%	25,163	22,607	2,556	11.3%

SG&A expense
Salaries & benefits	8,936	3,420	(5,516)	-161.3%	20,282	9,709	(10,573)	-108.9%
Purchased services	5,177	2,996	(2,181)	-72.8%	9,783	4,912	(4,871)	-99.2%
Depreciation & amortization	670	253	(417)	-164.8%	1,309	795	(514)	-64.7%
Other	4,421	1,081	(3,340)	-309.0%	10,661	3,078	(7,583)	-246.4%

Total SG&A expense	19,204	7,750	(11,454)	-147.8%	42,035	18,494	(23,541)	-127.3%

Operating (loss) income	(9,280)	470	(9,750)	-2074.5%	(16,872)	4,113	(20,985)	-510.2%

Other (income) expense	314	—	(314)		319	62	(257)	-414.5%
Interest expense	15	49	34	69.4%	30	145	115	79.3%

Income before income tax	(9,609)	421	(10,030)	-2382.4%	(17,221)	3,906	(21,127)	-540.9%
Income tax (benefit) provision	(6,460)	231	6,691	2896.5%	(6,201)	1,685	7,886	468.0%

Net (loss) income	$(3,149)	$190	$(3,339)	-1757.4%	$(11,020)	$2,221	$(13,241)	-596.2%

Consolidated Results

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

In total, our consolidated revenue for the third quarter of 2012 increased 49.8% to $71.0 million from $47.4 million in the same period of 2011. This increase was driven largely by the acquisitions of Kelron and Continental Freight Services, Inc. (“Continental”), and increased revenues in Freight Brokerage attributable to our new cold-start locations.

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

Total gross margin for the third quarter of 2012 increased 20.7% to $9.9 million from $8.2 million in the same period of 2011. As a percentage of revenue, gross margin was 14.0% in the third quarter of 2012 as compared to 17.3% in the same quarter of 2011. The decrease in gross margin as a percentage of revenue was due to two factors: lower margins in our Expedited Transportation segment; and increased revenues in our Freight Brokerage segment, which typically experiences lower margins than our other operations. Freight Brokerage’s gross margins also have been negatively impacted by lower margin sales during the start-up phases of our cold-start sales offices.

Selling, general and administrative (“SG&A”) expense as a percentage of revenue was 27.1% in the third quarter of 2012, as compared to 16.4% in the same quarter of 2011. Overall, SG&A expense increased by $11.5 million in the third quarter of 2012 compared to the same quarter of 2011, primarily due to an increase in Corporate SG&A as discussed further in the XPO Corporate operating segment, and costs associated with our new Freight Brokerage offices including our new North American Operations Center in Charlotte, North Carolina (“Operations Center”).

Our effective income tax rate for the three months ended September 30, 2012 and 2011 was (67.2%) and 54.9%, respectively. The significant difference between the tax rates is due to the reversal of the valuation allowance of $2.8 million previously recorded during the three months ended June 30, 2012 as a result of our convertible notes issuance during the three months ended September 30, 2012. The convertible notes issuance during the three months ended September 30, 2012 created a deferred tax liability which allowed the Company to remove the valuation allowance and recognize a significant portion of the deferred tax assets.

We experienced a net loss of $3.1 million for the third quarter of 2012 compared to $0.2 million of net income for the same quarter in 2011. The reduction in net income was due primarily to the costs incurred at Corporate and Freight Brokerage in growing the business through acquisitions and new cold-start sales offices, net of the income tax benefit for the period.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

In total, our consolidated revenue for the first nine months of 2012 increased 27.9% to $170.1 million from $133.0 million in the same period of 2011. This increase was driven largely due to the acquisitions of Kelron and Continental, strong volume growth in Freight Brokerage attributable to our new cold-start locations, as well as by increased revenue per load in Expedited Transportation.

Total gross margin for the first nine months of 2012 increased 11.3% to $25.2 million from $22.6 million in the same period of 2011. As a percentage of revenue, gross margin was 14.8% as compared to 17.0% in 2011. The decrease in gross margin as a percentage of revenue is attributable primarily to increased revenues in our Freight Brokerage segment, which typically experiences lower margins than our other operations. Freight Brokerage’s gross margins also have been negatively impacted by lower margin sales during the start-up phases of our cold-start sales offices.

SG&A expense as a percentage of revenue was 24.7% in the first nine months of 2012, as compared to 13.9% in the same period of 2011. Overall, SG&A expense increased by $23.6 million for the first nine months of 2012 compared to the same period of 2011, primarily due to an increase in Corporate SG&A as discussed further in the XPO Corporate operating segment and costs associated with our new Freight Brokerage offices and our Operations Center.

Our effective income tax rate for the nine months ended September 30, 2012 and 2011 was (36.0)% and 43.1%, respectively. The significant difference between the tax rates is due to the recognition of a tax benefit for the nine months ended September 30, 2012 due to the net operating losses incurred.

We experienced a net loss of $11.0 million for the first nine months of 2012 compared to $2.2 million of net income for the same period in 2011. The reduction in net income was due primarily to the costs incurred at Corporate and Freight Brokerage in growing the business through acquisitions and new cold-start sales offices, net of the income tax benefit.

Freight Brokerage

Summary Financial Table

(Unaudited)

(in thousands)

	Three Months Ended September 30,		$ Variance Favorable/ (Unfavorable)	Percentage Variance Favorable/ (Unfavorable)	Nine Months Ended September 30,		$ Variance Favorable/ (Unfavorable)	Percentage Variance Favorable/ (Unfavorable)
	2012	2011			2012	2011
Revenue
Operating revenue	$32,169	$8,246	$23,923	290.1%	$53,974	$20,916	$33,058	158.1%
Direct expense
Transportation services	27,959	6,868	(21,091)	-307.1%	47,119	17,562	(29,557)	-168.3%
Insurance	13	20	7	35.0%	14	45	31	68.9%
Other	146	—	(146)		239	1	(238)	-23800.0%

Total direct expense	28,118	6,888	(21,230)	-308.2%	47,372	17,608	(29,764)	-169.0%

Gross margin	4,051	1,358	2,693	198.3%	6,602	3,308	3,294	99.6%

SG&A expense
Salaries & benefits	3,961	681	(3,280)	-481.6%	6,392	1,779	(4,613)	-259.3%
Purchased services	694	38	(656)	-1726.3%	1,022	113	(909)	-804.4%
Depreciation & amortization	316	11	(305)	-2772.7%	413	32	(381)	-1190.6%
Other	1,431	129	(1,302)	-1009.3%	2,252	575	(1,677)	-291.7%

Total SG&A expense	6,402	859	(5,543)	-645.3%	10,079	2,499	(7,580)	-303.3%

Operating (loss) income	$(2,351)	$499	$(2,850)	-571.1%	$(3,477)	$809	$(4,286)	-529.8%

Freight Brokerage

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenue in our Freight Brokerage segment increased by 290.1% to $32.2 million in the third quarter of 2012 compared to $8.2 million for the same period of 2011. Revenue growth was primarily due to the acquisitions of Kelron and Continental, as well as the opening of our eight cold-start sales offices, including the opening of Chicago, Illinois, Jacksonville, Florida, Montgomery, Alabama and Morris County, New Jersey sales offices during the three months ended September 30, 2012.

Freight Brokerage’s gross margin increased 198.3% to $4.1 million in the third quarter of 2012 from $1.4 million in the same period of 2011. As a percentage of revenue, Freight Brokerage’s gross margin was 12.6% in the third quarter of 2012, compared to 16.5% in the same quarter of 2011. The decrease in gross margin as a percentage of revenue was due primarily to the impact of lower margin sales during the start-up phases of our cold-start sales offices.

SG&A expense increased 645.3% to $6.4 million in the third quarter of 2012 from $0.9 million in the same quarter of 2011. The increase in SG&A expense was associated with investment in our cold-start sales offices, and new Operations Center in Charlotte as well as integration costs incurred at Kelron and Continental.

Our Freight Brokerage operations generated an operating loss of $2.4 million for the third quarter of 2012 compared to operating income of $0.5 million for the same quarter in 2011. The reduction in operating income was due to the increase in SG&A expense, offset in part by increased gross margin, as described above.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenue in our Freight Brokerage segment increased by 158.1% to $54.0 million in the first nine months of 2012 compared to $20.9 million for the same period of 2011. Revenue growth was primarily due to the acquisitions of Kelron and Continental as well as the opening of our cold-start sales offices.

Freight Brokerage’s gross margin increased 99.6% to $6.6 million in the first nine months of 2012 from $3.3 million in the same period of 2011. As a percentage of revenue, Freight Brokerage gross margin was 12.2% in the first nine months of 2012, compared to 15.8% in the same period of 2011. The decrease in gross margin as a percentage of revenue was due primarily to the impact of lower margin sales during the start-up phases of our cold-start sales offices.

SG&A expense increased 303.3% to $10.1 million in the first nine months of 2012 from $2.5 million in the same period of 2011. The increase in SG&A expense was associated with the investments in our cold-start sales offices and new Operations Center in Charlotte as well as integration costs incurred at Kelron and Continental.

Our Freight Brokerage operations generated an operating loss of $3.5 million for the first nine months of 2012 compared to operating income of $0.8 million for the same period in 2011. The reduction in operating income was due to the increase in SG&A expense, offset in part by increased gross margin, as described above.

In connection with the integration of the recent Kelron acquisition, the Company is conducting a review of Kelron’s existing business and profit performance. The Company expects that some low-margin or negative-margin business will not be continued in the future. Accordingly, the Company expects the revenue contributed by the Kelron branches to decrease in the near term, although it is not possible to quantify any decrease at this time.

Management’s growth strategy for Freight Brokerage is based on:

•	Selective acquisitions of non-asset based freight brokerage firms that would benefit from our scale and potential access to capital;

•	The opening of new freight brokerage sales offices in the U.S.;

•	Investments in our Operations Center in Charlotte, North Carolina focused on our carrier procurement and freight tracking functions;

•	Investment in an expanded sales and service workforce;

•	Technology investments to improve efficiency in sales and carrier procurement; and

•	The integration of industry best practices, with specific focus on better leveraging our scale and lowering administrative overhead.

Expedited Transportation

Summary Financial Table

(Unaudited)

(in thousands)

	Three Months Ended September 30,		$ Variance Favorable (Unfavorable)	Percentage Variance Favorable (Unfavorable)	Nine Months Ended September 30,		$ Variance Favorable (Unfavorable)	Percentage Variance Favorable (Unfavorable)
	2012	2011			2012	2011
Revenue
Operating revenue	$23,755	$23,419	$336	1.4%	$71,906	$67,221	$4,685	7.0%
Direct expense
Transportation services	18,803	17,634	(1,169)	-6.6%	55,995	50,888	(5,107)	-10.0%
Insurance	465	371	(94)	-25.3%	1,206	1,038	(168)	-16.2%
Other	543	406	(137)	-33.7%	1,467	1,247	(220)	-17.6%

Total direct expense	19,811	18,411	(1,400)	-7.6%	58,668	53,173	(5,495)	-10.3%

Gross margin	3,944	5,008	(1,064)	-21.2%	13,238	14,048	(810)	-5.8%

SG&A expense							—
Salaries & benefits	1,615	1,732	117	6.8%	4,940	5,209	269	5.2%
Purchased services	259	365	106	29.0%	707	1,066	359	33.7%
Depreciation & amortization	77	93	16	17.2%	241	317	76	24.0%
Other	776	365	(411)	-112.6%	2,179	1,088	(1,091)	-100.3%

Total SG&A expense	2,727	2,555	(172)	-6.7%	8,067	7,680	(387)	-5.0%

Operating income	$1,217	$2,453	$(1,236)	-50.4%	$5,171	$6,368	$(1,197)	-18.8%

Note: Total depreciation and amortization for the Expedited Transportation operating segment included in both direct expense and SG&A was $127 and $144 for the three-month periods, respectively, and $393 and $465 for the nine-month periods, respectively, ended September 30, 2012 and 2011.

Expedited Transportation

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenue in our Expedited Transportation segment increased 1.4% to $23.8 million in the third quarter of 2012 from $23.4 million in the same period of 2011. This growth was largely driven by an increase in our temperature control business.

During the third quarter of 2012 fuel surcharge revenue represented 10.0% of total Expedited Transportation revenue, compared to 10.5% in the same period of 2011.

Expedited Transportation gross margin decreased 21.2% to $3.9 million in the third quarter of 2012 from $5.0 million in the same period of 2011. As a percentage of revenue, Expedited Transportation gross margin was 16.6% in the third quarter of 2012, compared to 21.4% in the same quarter of 2011. The decrease in gross margin as a percentage of revenue was due largely to an increase in rates paid to our independent contract drivers which went into effect on March 1, 2012, and an increase in fleet recruiting initiatives.

SG&A expense increased 6.7% to $2.7 million in the third quarter of 2012 from $2.6 million in the same period of 2011. As a percentage of revenue, SG&A expense was 11.5% in the third quarter of 2012, compared to 10.9% in the same quarter of 2011. The increase in SG&A expense as a percent of revenue was due to an increase in driver recruiting incentives and costs incurred in the opening of our new Birmingham, Alabama facility.

Operating income decreased to $1.2 million in the third quarter of 2012 compared to $2.5 million in the same quarter of 2011. The decrease in operating income was primarily related to the decrease in gross margin as a percent of revenue and an increase in SG&A costs as described above.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenue in our Expedited Transportation segment increased 7.0% to $71.9 million in the first nine months of 2012 from $67.2 million in the same period of 2011. This growth was driven by an increase in temperature control and international revenue as well as an increase in air charter revenue related to a customer project completed in the first quarter.

Expedited Transportation gross margin decreased 5.8% to $13.2 million in the first nine months of 2012 from $14.0 million in the same period of 2011. As a percentage of revenue, Expedited Transportation gross margin was 18.4% in the first nine months of 2012, compared to 20.9% in the same period of 2011. The decrease in gross margin as a percentage of revenue was due to an increase in revenue from international and air charter business, which historically have higher revenue per shipment and lower gross margins than other shipments, as well as an increase in rates paid to our independent contract drivers that went into effect on March 1, 2012.

SG&A expense increased 5.0% to $8.1 million in the first nine months of 2012 from $7.7 million in the same period of 2011. As a percentage of revenue, SG&A expense was 11.2% in the first nine months of 2012, compared to 11.4% in the same period of 2011. The increase in other SG&A is primarily due to a change in our shared service corporate allocation methodology, which does not have a net impact on consolidated SG&A, and an increase in driver recruiting incentives. The decrease in SG&A as a percentage of revenue in the first nine months of 2012 as compared to the same period of 2011 was due to improved operating leverage as revenues increased.

Operating income decreased to $5.2 million in the first nine months of 2012 compared to $6.4 million in the same period of 2011. The decrease in operating income was primarily related to the decrease in gross margin and increase in SG&A, as described above.

Management’s growth strategy for our Expedited Transportation unit is based on:

•	Targeted investments to expand the sales and service workforce, in order to capture key opportunities in new territories and specialized areas (e.g., temperature control, international and defense);

•	Improved utilization of the existing carrier fleet as well as increased focus on carrier recruitment and retention;

•	Technology upgrades to improve efficiency in sales and carrier procurement; and

•	Selective acquisitions of non-asset based expedited businesses that would benefit from our scale and potential access to capital.

Freight Forwarding

Summary Financial Table

(Unaudited)

(in thousands)

	Three Months Ended September 30,		$ Variance Favorable (Unfavorable)	Percentage Variance Favorable (Unfavorable)	Nine Months Ended September 30,		$ Variance Favorable (Unfavorable)	Percentage Variance Favorable (Unfavorable)
	2012	2011			2012	2011
Revenue
Operating revenue	$17,304	$16,918	$386	2.3%	$49,229	$48,379	$850	1.8%
Direct expense
Transportation services	12,914	12,231	(683)	-5.6%	36,577	34,643	(1,934)	-5.6%
Station commissions	2,428	2,798	370	13.2%	7,201	8,387	1,186	14.1%
Insurance	33	35	2	5.7%	128	99	(29)	-29.3%
Other	—	—	—		—	(1)	(1)	100.0%

Total direct expense	15,375	15,064	(311)	-2.1%	43,906	43,128	(778)	-1.8%

Gross margin	1,929	1,854	(75)	-4.0%	5,323	5,251	(72)	-1.4%

SG&A expense
Salaries & benefits	1,059	696	(363)	-52.2%	2,770	2,123	(647)	-30.5%
Purchased services	207	123	(84)	-68.3%	394	310	(84)	-27.1%
Depreciation & amortization	145	144	(1)	-0.7%	433	430	(3)	-0.7%
Other	421	252	(169)	-67.1%	1,339	878	(461)	-52.5%

Total SG&A expense	1,832	1,215	(617)	-50.8%	4,936	3,741	(1,195)	-31.9%

Operating income	$97	$639	$(542)	-84.8%	$387	$1,510	$(1,123)	-74.4%

Freight Forwarding

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenue in our Freight Forwarding segment increased 2.3% to $17.3 million in the third quarter of 2012 from $16.9 million in the same period of 2011. This increase is primarily related to an increase in revenues at our Company-owned branches partially offset by a decrease in revenues at our independently-owned stations.

Direct expense consists primarily of payments for purchased transportation and commissions paid to Freight Forwarding’s independently-owned stations. Freight Forwarding’s gross margin increased 4.0% to $1.9 million in the third quarter of 2012 from $1.8 million in the same period in 2011. As a percentage of revenue, Freight Forwarding gross margin was relatively flat at 11.1% in the third quarter of 2012, compared to 11.0% in the same quarter of 2011.

SG&A expense increased 50.8% to $1.8 million in the third quarter of 2012 from $1.2 million in the same quarter of 2011. As a percentage of revenue, SG&A expense increased to 10.6% in the third quarter of 2012 as compared to 7.2% in the same quarter of 2011. The increase in SG&A expense is mainly due to the investment associated with our new Company-owned branches in Charlotte, North Carolina, Atlanta, Georgia, Los Angeles, California, and Houston, Texas.

As of September 30, 2012, Freight Forwarding had 28 locations, including 21 independently-owned stations and seven Company-owned branches. This compared to 25 locations as of September 30, 2011, including 23 independently-owned stations and two Company-owned branches.

Operating income decreased to $0.1 million for the quarter ended September 30, 2012 compared to $0.6 million for the same period in 2011. The reduction in operating income was primarily related to the increase in SG&A expense, as described above.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenue in our Freight Forwarding segment increased 1.8% to $49.2 million in the first nine months of 2012 from $48.4 million in the same period of 2011. The increase was the result of higher revenues at our Company-owned branches partially offset by a decrease in revenues at our independently-owned stations.

Direct expense consists primarily of payments for purchased transportation and commissions paid to Freight Forwarding’s independently-owned stations. Freight Forwarding gross margin was relatively flat compared to the same period in 2011. As a percentage of revenue, Freight Forwarding gross margin was 10.8% in the first nine months of 2012, compared to 10.9% in the same period of 2011.

SG&A expense increased 31.9% to $4.9 million in the first nine months of 2012 from $3.7 million in the same period of 2011. As a percentage of revenue, SG&A expense was 10.0% in the first nine months of 2012 as compared to 7.7% in the same period of 2011. The increase in SG&A expense is mainly due to the investment associated with our new Company-owned branches in Charlotte, North Carolina, Atlanta, Georgia, Los Angeles, California, and Houston, Texas.

Operating income decreased to $0.4 million for the first nine months of 2012 compared to $1.5 million for the same period in 2011. The reduction in operating income was primarily related to the increase in SG&A expense, as described above.

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

XPO Corporate

Summary of Selling, General and Administrative Expense

(Unaudited)

(in thousands)

	Three Months Ended September 30,		$ Variance Favorable/ (Unfavorable)	Percentage Variance Favorable/ (Unfavorable)	Nine Months Ended September 30,		$ Variance Favorable/ (Unfavorable)	Percentage Variance Favorable/ (Unfavorable)
	2012	2011			2012	2011
SG&A expense
Salaries & benefits	$2,301	$311	$(1,990)	-639.9%	$6,180	$598	$(5,582)	-933.4%
Purchased services	4,017	2,470	(1,547)	-62.6%	7,660	3,423	(4,237)	-123.8%
Depreciation & amortization	133	5	(128)	-2560.0%	223	16	(207)	-1293.8%
Other	1,792	335	(1,457)	-434.9%	4,890	537	(4,353)	-810.6%

Total SG&A expense	$8,243	$3,121	$(5,122)	-164.1%	$18,953	$4,574	$(14,379)	-314.4%

Corporate

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Corporate SG&A expense in the third quarter of 2012 increased by $5.1 million compared to the same period of 2011. As a percentage of consolidated revenue, Corporate SG&A expense was 11.6% in the third quarter of 2012, compared with 6.6% in the same period of 2011. Following the Equity Investment, we assembled a new senior management team. The $2.0 million increase in salaries and benefits expense relates to the executive team appointments and headcount additions of certain corporate shared services in our Operations Center in Charlotte. Purchased services increased in the third quarter of 2012 due to $1.4 million of legal fees incurred in connection with pending litigation with C.H. Robinson Worldwide, Inc. (the “Robinson Litigation”) and $1.1 million of acquisition diligence costs. Other SG&A increased primarily due to $1.0 million of additional stock compensation expense in the third quarter 2012 as well as increased travel costs associated with our acquisitions program.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Corporate SG&A expense for the first nine months of 2012 increased by $14.4 million, compared to the same period of 2011. As a percentage of total consolidated revenue, Corporate SG&A expense was 11.1% in the first nine months of 2012, compared with 3.4% in the same period of 2011. The increase of $5.6 million in salaries and benefits expense relates to the executive team appointments and headcount additions related to expansion of corporate shared services. Purchased services increased in the first nine months of 2012 due to an increase in professional service fees incurred for audit and consulting services, acquisition diligence costs and $1.4 million in legal fees incurred in connection with the Robinson Litigation and $0.5 million for consulting fees in connection with securing a tax incentive agreement with the state of North Carolina. Subject to our satisfaction of certain employment targets at our Operations Center, we expect to receive up to $3.2 million of tax incentives from the state of North Carolina during the term of the agreement. Other SG&A increased primarily due to $3.3 million of stock compensation expense in the first nine months of 2012 and increased travel costs associated with our acquisitions program and the transition of certain corporate shared services to our Operations Center in Charlotte.

Liquidity and Capital Resources

General

As of September 30, 2012, we had $317.5 million of working capital, including cash of $296.5 million, compared to working capital of $83.1 million, including cash of $74.0 million, as of December 31, 2011. This increase of $234.4 million in working capital during the nine-month period was due to the receipt of $137.0 million of net proceeds from the Offering, which closed on March 20, 2012, and $120.3 million from the convertible senior notes issued on September 26, 2012, offset by the cost of acquiring Kelron and Continental, as well as the cash used in operations. As of September 30, 2012, our cash balances were held in cash depository and money market accounts at four financial institutions.

During the first nine months of 2012, we funded operations, capital expenditures and preferred stock dividends through cash on hand. We continually evaluate our liquidity requirements, capital needs and availability of capital resources based on our operating needs and our planned growth initiatives. In addition to our existing cash balances and net cash provided by operating activities, in certain circumstances we may also use debt financings and issuances of equity or equity-related securities to fund our operating needs and growth initiatives. We are currently evaluating opportunities to enter into an asset-based revolving credit facility that would be supported by our accounts receivable balances. The final terms of this contemplated facility have not been determined.

We believe that our existing cash balances will be sufficient for the next twelve months to finance our existing operations and growth initiatives.

Cash Flow

During the nine months ended September 30, 2012, $16.9 million was used in cash from operations compared to the generation of $3.3 million for the comparable period in 2011. The primary use of cash for the period was payment of transportation services and various SG&A expenses.

Cash generated from revenue equaled $162.0 million for the first nine months of 2012 as compared to $131.0 million for the same period in 2011 and correlates directly with the revenue increase between the two periods. Cash flow increases are related primarily to volume increases between the periods ended September 30, 2012 and 2011.

Cash used for payment of transportation services for the nine-month period of 2012 equaled $140.8 million as compared to $111.2 million for the same period in 2011. The increase in cash outflows between the two periods also directly correlates to the increase in revenues between the two periods. Our average days outstanding in accounts payable and accrued expenses increased by seventeen days between the periods ended September 30, 2012 and 2011.

Other operating uses of cash included SG&A items, which equaled $37.9 million and $16.0 million for the nine-month periods ended September 30, 2012 and 2011, respectively. Significant SG&A items include payroll and purchased services. For the nine-month period ended September 30, 2012, payroll expense equaled $18.1 million as compared to $9.7 million for the same period in 2011. Included in the $18.1 million in payroll expense is $0.8 million of management bonuses accrued during the period, which will be paid in future periods.

Investing activities used approximately $11.4 million during the first nine months of 2012 compared to a use of $0.9 million from these activities during the same period in 2011. During the current period, $7.0 million was used in acquisitions, $4.0 million was used to purchase fixed assets and $0.5 million was used to make the final earn-out payment to the former owners of LRG International. During the same period in 2011, we used $0.5 million to make an earn-out payment and $0.4 million to purchase fixed assets.

Financing activities generated approximately $250.9 million for the first nine months of 2012, compared to $68.5 million for the same period in 2011. Our main source of cash from financing activities during the third quarter of 2012 came from $120.3 million of net proceeds from the convertible notes and $137.0 million of net proceeds from the Offering. The primary use of cash in financing activities during the third quarter of 2012 was the payoff of our revolving credit facility and term loan for $2.1 million and the dividends paid to preferred stockholders of $2.3 million. During the same period in

2011, sources of cash from financing activities included $71.6 million of net proceeds from the issuance of the Preferred Stock and the Warrants, and $0.7 million in proceeds from employee and director stock options. The primary uses of cash for the same period in 2011 were payments on our line of credit of $2.7 million and payments on our term loan of $1.2 million.

Long-Term Debt and Line of Credit

During the quarter ended March 31, 2012, we repaid our revolving credit facility and term loan and terminated all related agreements.

In conjunction with the acquisition of Kelron on August 3, 2012, the Company assumed Kelron’s credit agreements with Royal Bank of Canada (“RBC”) dated April 21, 2011 and amended May 8, 2012 (the “Agreements”), which provided for a $5.0 million revolving demand facility (the “Revolving Demand Facility”) subject to certain borrowing limits. Borrowings under the Revolving Demand Facility can be made either as Royal Bank Prime based loans in Canadian currency at the interest rate equal to the Royal Bank Prime (as defined in the Agreements) rate plus 2.00 percent or as Royal Bank US Base Rate loans in U.S. currency at the interest rate equal to the Royal Bank US Base Rate (as defined in the Agreements) plus 2.00 percent. Borrowings under the Revolving Demand Facility are payable upon demand by RBC. The Revolving Demand Facility is guaranteed by a first ranking security interest in all personal property of Kelron. The Agreements contain customary representations, warranties and general covenants, with which the Company was in compliance at September 30, 2012.

Contractual Obligations

The following table reflects our contractual obligations as of September 30, 2012 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Capital leases payable	$134	$30	$64	$29	$11
Operating/real estate leases	14,479	2,233	4,103	1,702	6,441
Employment contracts	14,351	3,826	7,359	3,166	—
Convertible Notes	28,125	5,234	11,250	11,250	391

Total contractual cash obligations	$57,089	$11,323	$22,776	$16,147	$6,843

We do not have any material commitments that have not been disclosed elsewhere.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September  30, 2012.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates.

Interest Rate Risk. As of September 30, 2012, we held $296.5 million of cash in cash depository and money market funds held in depository accounts at four financial institutions. The primary market risk associated with these investments is liquidity risk. A hypothetical 100-basis-point change in the interest rate would not have a material effect on our earnings. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates.

Foreign Currency Exchange Risk. As a result of our acquisition of the freight brokerage operations of Kelron on August 3, 2012, our Canadian-based business and results of operations are exposed to movements in the U.S. dollar to Canadian dollar foreign currency exchange rate. As a result of our presence in Canada, a portion of our revenue is denominated in Canadian dollars. If the U.S. dollar strengthens against the Canadian dollar, our revenues reported in U.S. dollars would decline. Movements in the U.S. dollar to Canadian dollar foreign currency exchange rate did not have a material effect on our revenue during the nine months ended September 30, 2012.

With regard to operating expense, our primary exposure to foreign currency exchange risk relates to operating expense incurred in Canadian dollars. If the Canadian dollar strengthens, costs reported in U.S. dollars will increase. Movements in the U.S. dollar to Canadian dollar foreign currency exchange rate did not have a material effect on our operating expense during the nine months ended September 30, 2012.

From time to time, we use foreign currency forward contracts to reduce part of the variability in certain forecasted Canadian dollar denominated cash flows. Generally, these instruments are for maturities of six months or less. We consider several factors when evaluating hedges of our forecasted foreign currency exposures, such as significance of the exposure, offsetting economic exposures and potential costs of hedging. We do not enter into derivative transactions for purposes other than hedging economic exposures. During fiscal 2012, we entered into forward contracts to reduce the variability in our Canadian dollar denominated revenues and operating expenses which relate to the operations of Kelron.

Convertible Debt Outstanding. The fair market value of our outstanding issue of convertible notes is subject to interest rate and market price risk due to the convertible feature of the notes and other factors. Generally the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the notes may also increase as the market price of our stock rises and decrease as the market price of our stock falls. Interest rate and market value changes affect the fair market value of the convertible notes, and may affect the prices at which we would be able to repurchase such convertible notes were we to do so. These changes do not impact our financial position, cash flows or results of operations. For additional information on the fair value of our outstanding convertible notes, see Note 2 to our condensed consolidated financial statements.

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

Changes in internal controls. Except as described below, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. On August 3, 2012, the Company completed its acquisition of the freight brokerage operations of Kelron and is in the process of integrating the acquired business into the Company’s overall internal controls over financial reporting process. For additional information on the Kelron acquisition, see Note 3 to our condensed consolidated financial statements.

Part II—Other Information

Item 1. Legal Proceedings.

We recently became involved in litigation in the Fourth Judicial District Court, County of Hennepin, State of Minnesota, relating to our hiring of former employees of C.H. Robinson Worldwide, Inc. (“C.H. Robinson”). In the litigation, C.H. Robinson alleges the following against us: (1) tortious interference with contractual employment-related relationships; (2) misappropriation of trade secrets; and (3) inducing, aiding and abetting breaches of contract. C.H. Robinson is seeking temporary, preliminary and permanent injunctions, direct and consequential damages, and attorney’s fees. On August 23, 2012, the Court denied C.H. Robinson’s motion for a temporary injunction to prevent us from communicating with C.H. Robinson employees, among other things, but granted C.H. Robinson’s motion for expedited discovery in connection with the litigation and enjoined two individual defendant employees of the Company. The legal discovery process is underway on this matter and the preliminary injunction hearing is scheduled for November 20, 2012. We believe that we have strong legal defenses to the asserted claims and we are evaluating the counterclaims available to us. However, we cannot assure you that an adverse outcome would not significantly impact our ability to execute certain of our growth initiatives.

We are a party to a variety of other legal actions, both as a plaintiff and as a defendant, that arose in the ordinary course of business, and may in the future become involved in other legal actions. We do not currently expect any of these matters or these matters in the aggregate to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our financial condition, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)	None.
(b)	Not applicable.

Item 6. Exhibits.

Exhibit Number	Description

2.1	Share Purchase Agreement dated August 3, 2012 among XPO Logistics Canada Inc., 1272387 Ontario Inc. and 1272393 Ontario Inc., and Keith Matthews and Geoff Bennett

2.2	Asset Purchase Agreement dated August 3, 2012 among XPO Logistics, LLC, Kelron Distribution Systems (Cleveland) LLC, and Keith Matthews and Geoff Bennett

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrants Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrants Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012.

32.1†	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrants Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012.

32.2†	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrants Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	This exhibit will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities and Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

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

Date: November 6, 2012