Form 10-K
period 2012-12-31
XPO Logistics, Inc.
filed 2013-03-12
CIK 1166003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

(855) 976-4636

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $.001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by [non-affiliates] of the registrant was approximately $294.2 million as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of $16.80 per share on the NYSE on that date.

As of March 11, 2013, there were 18,147,182 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2013 Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement is not deemed to be filed as part hereof.

XPO LOGISTICS, INC.

FORM 10-K—FOR THE YEAR ENDED DECEMBER 31, 2012

Exhibit Index

This Annual Report on Form 10-K is for the year ended December 31, 2012. The Securities and Exchange Commission (the “Commission”) allows us to incorporate by reference information that we file with the Commission, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the Commission in the future will automatically update and supersede information contained in this Annual Report.

PART I

ITEM 1.	BUSINESS

General

XPO Logistics, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”, “we”, “our” or “us”), is a non-asset based transportation services provider. We do not own trucks, airplanes or ships. We act as a middleman between shippers and carriers who outsource their transportation logistics to us as a third-party broker. As of December 31, 2012, we operated at 55 locations: 33 Company-owned branches and 22 agent-owned offices.

Our services are offered through three distinct business segments. The first segment, Freight Brokerage, places shippers’ freight with qualified carriers. The second segment, Expedited Transportation, provides urgent freight transportation via independent contractors and air carriers. Our third segment, Freight Forwarding, arranges domestic and international shipments using ground, air and ocean transport through a network of agent-owned and Company-owned locations.

Our industry is large, growing and fragmented: three fundamentals that we believe make the logistics industry strategically attractive for long-term value creation. We believe approximately $1 trillion is spent annually on logistics services in the United States. We believe the over-the-road trucking component of that market is approximately $350 billion, with approximately 250,000 truckload carriers servicing millions of shippers.

Truck brokerage, our primary focus, currently accounts for approximately $50 billion of that $350 billion. Between 1995 and 2011, brokerage grew at two to three times GDP in the United States, and yet the market is largely underpenetrated. Approximately 85% of shipments are currently contracted directly between shippers and carriers. We believe that the 15% penetration rate is likely to increase substantially, driven by a dual outsourcing trend as more shippers and carriers come to appreciate the economic value of using third party logistics services.

In September 2011, following the equity investment in the Company led by Jacobs Private Equity, LLC, we began to implement a three-pronged strategy to leverage our strengths—including management expertise, operational scale and substantial capital resources—with the goal of significant growth and value creation.

Our growth strategy has three main components:

•

Acquisitions. We believe that only about 25 of the 10,000 licensed brokers in the U.S.—less than 1%—have more than $200 million in revenue. This represents an attractive pipeline of potential acquisitions. In addition, a lack of access to working capital can often provide an incentive for these owners to sell. When we acquire a company, we move quickly to integrate it and scale it up by adding salespeople. We put the acquired operations on our technology platform, which connects them to our entire organization, and we give them access to our shared carrier pool. The acquired operations can sell the services of our other divisions, and we gain more carriers, customers, and lane and pricing histories with each acquisition. We can use these Company-wide to buy transportation more efficiently. In 2012, we completed the acquisition of four non-asset based transportation logistics service providers, and we acquired another two companies in February 2013. We plan to continue to acquire companies that fit our strategy for growth.

•

Cold-starts. We believe that cold-starts can generate high returns on invested capital because of the relatively low investment required and the large component of variable-based incentive compensation. We opened 15 cold-starts from September 2011 through December 31, 2012, including eight in our Freight Brokerage business segment, and another two cold-starts in early 2013. Each of our Freight Brokerage cold-starts is located in a prime area for sales recruitment and is led by a highly experienced branch president. We plan to continue to open cold-start locations with a focus on growing our Freight Brokerage business network.

•

Optimization of operations. We are continuing to optimize and increase the scale of our existing operations, acquired companies and cold-start locations. We do this by growing the workforce at each location, implementing advanced information technology as discussed below, and leveraging our pool of carrier capacity. We have a framework of processes in place for rapid recruiting and on-boarding; this includes off-site training, and on-site mentoring for newly hired employees. In addition, we are accelerating our sales and marketing efforts across our divisions, focused on small to mid-sized prospects and large accounts that could potentially become national accounts for us. In March 2012, we opened a national operations center in Charlotte, NC—a critical component of our infrastructure.

Our Business Segments

As of December 31, 2012, our operations consisted of three business segments: Freight Brokerage, Expedited Transportation and Freight Forwarding. Each of these business segments is described more fully below. We provide financial information for our business segments in Note 13 to our audited Consolidated Financial Statements.

Freight Brokerage

Through our Freight Brokerage business segment, which operates as XPO Logistics, we arrange truckload, less-than-truckload (“LTL”) and intermodal rail freight transportation and related logistics and supply-chain services. We are a non-asset based transportation service provider as we do not own any trucks or rail equipment; instead, we utilize our relationships with subcontracted transportation providers, which typically are independent contract motor carriers and railroads. We make a profit on the difference between what we charge our customers for the services we provide and what we pay to the transportation providers to transport our customers’ freight. Our success depends in large part on our ability to hire and train talented salespeople and deploy them under the leadership of exceptional branch presidents, develop sophisticated information technology, and build relationships with the carriers in our network so that we can purchase the optimal transportation solutions for our customers.

Our freight transportation services are provided on a shipment-by-shipment basis. Customers offer loads to us via telephone, fax, email, electronic data interchange (EDI) and the Internet on a daily basis. Our employees utilize a proprietary operating system that helps our sales representatives price loads efficiently to initiate the transaction, and gives our carrier representatives the ability to select a suitable carrier based on equipment availability, service capability, rates and other relevant information. The prices for the majority of our services are determined on a transactional, or spot market, basis for both customers and carriers. We are responsible for collecting payment from the customer and paying the carrier. In some cases, we contractually agree to handle a significant portion of a customers’ freight at pre-determined rates for specific origin and destination parameters. As is usual in the transportation industry, these volume contracts typically have a term of one year or less and no minimum volume commitment.

From January 2008 until the fourth quarter of 2011, we provided freight brokerage services solely through our Bounce Logistics, Inc. subsidiary. During the fourth quarter of 2011, we began to open sales offices to provide freight brokerage services under the name XPO Logistics, starting with our Phoenix, AZ branch. In 2012, we opened additional sales offices in Ann Arbor, MI; Dallas, TX; Montgomery, AL; Chicago, IL; Jacksonville, FL; Morris County, NJ; and Charlotte, NC. In 2012, we also acquired several freight brokerage sales offices through our acquisitions of non-asset based transportation logistics providers (as described in further detail in Note 3 to our audited Consolidated Financial Statements), including sales offices in Columbia, SC; Forest City, NC; Toronto, Ontario; Montreal, Quebec; Vancouver, British Columbia; Cleveland, OH; Gainesville, GA; and Reno, NV. As of December 31, 2012, our Freight Brokerage business segment employed 594 full-time employees in the United States and Canada, up from 38 full-time employees as of December 31, 2011. For the year ended December 31, 2012, our United States-based operations produced revenues of

$247.9 million and we held total assets used in these operations of $398.2 million, while our Canadian-based operations produced revenues of $30.7 million and held total assets of $15.0 million. None of our operations were based outside the United States during the years ended December 31, 2011 and 2010.

Expedited Transportation

Our Expedited Transportation segment, which operates as Express-1, is one of the largest ground expedited freight carriers in North America. Express-1 provides services to thousands of customers from its locations in Buchanan and Detroit, MI and Birmingham, AL. On February 8, 2013, we acquired the operations of East Coast Air Charter, Inc., a non-asset, third-party logistics business specializing in expedited air charter, which we now operate as XPO Air Charter. Expedited transportation services can be characterized as time-critical, time-sensitive or high priority freight shipments, many of which have special handling needs. These urgent needs typically arise due to tight supply chain tolerances, interruptions or changes in the supply chain, or failures within another mode of transportation within the supply chain. Expedited shipments are predominantly direct transit movements offering door-to-door service within tightly prescribed time parameters. Vehicles used to transport expedited shipments range from cargo vans to semi-tractor trailer units. The dimensions for each shipment dictate the size of vehicle used to move the freight and the related revenue per mile. Customers request our services via telephone, fax, email, EDI or the Internet, typically on a per-load transaction basis, with only a small percentage of loads being scheduled for future delivery dates. We operate an ISO 9001:2008 certified 24-hour, seven-day-a-week call center that gives our customers on-demand communication and status updates relating to their shipments.

Our Expedited Transportation business is predominantly a non-asset based service provider, meaning that substantially all of the transportation equipment used in its operations is provided by third parties. These third-party vehicles are provided by independent owner-operators who own one piece of equipment, or by independent owners of multiple pieces of equipment who employ multiple drivers, commonly referred to as fleet owners. We use these third party providers to move our customers’ urgent freight within the United States. We are focused on developing strong, long-term relationships with these fleet owners and incentivizing them to maintain their fleets on an exclusive basis with Express-1. In addition, we arrange transportation services for cross-border shipments to and from Canada and Mexico, primarily for customers located in the United States. Cross-border Mexico freight is an attractive vertical market for us, as are temperature-controlled freight and air charter; we are working to increase our presence in these verticals, as well as gain share in the broader expedited transportation market. As of December 31, 2012, we employed 142 full-time employees to support our Expedited Transportation operations.

Freight Forwarding

Our Freight Forwarding business segment, which operates as Concert Group Logistics or CGL, arranges domestic and international shipments as a non-asset based logistics provider for domestic and international shipments. CGL provides these services by using its relationships with ground, air and ocean carriers through a network of agent-owned and Company-owned locations. As of December 31, 2012, CGL supported its 20 independently-owned stations, as well as eight Company-owned branches, with 67 full-time employees. In 2012, we opened six locations: Los Angeles, CA; Charlotte, NC; Atlanta, GA; Newark, NJ; Houston, TX; and Kansas City, KS. CGL’s services are not restricted by size, weight, mode or location, and therefore are potentially attractive to a wide market base. The major domestic and international services provided by CGL are:

Domestic Offerings—critical services, including just-in-time, air charter and expedites; time-sensitive services including next-day, second-day and third-day deliveries; and cost-sensitive services including deferred delivery, LTL and full truckload.

International Offerings—time-critical services, including on-board courier and air charters; time-sensitive services, including direct transit and consolidation; and cost-sensitive services, including less-than-container loads, full-container loads and vessel charters.

Other Service Offerings—value-added services, including documentation on international shipments and customs clearances; and customized services, including trade show shipment management, time-definite and customized product distributions, reverse logistics, on-site asset recovery projects, installation coordination, freight optimization and diversity compliance support.

Information Systems

Companies within the transportation logistics industry increasingly rely on information technology to find optimal solutions to shipper needs and provide visibility into the movement of freight.

We have developed proprietary software applications that are integrated with a packaged base software platform that we license from a third party. This proprietary IT solution provides our customers with cost effective, timely and reliable access to carrier capacity, which we believe gives us an advantage versus our competitors. By continuing to develop our technology solutions, we plan to improve our productivity through automation and process optimization, and to be in position to effectively integrate our anticipated acquisitions and leverage our scale across XPO. We launched the first phase of our new, scalable technology platform in March 2012, with two subsequent major software releases: new pricing tools and truck-finding capabilities in July, and the introduction of our proprietary freight optimizer software in December. In 2013, we plan to continue to enhance our proprietary software with advanced pricing algorithms, additional carrier ranking tools, LTL functionality and other capabilities, as well as new customer and carrier portals.

In our Expedited Transportation business, we utilize satellite tracking and communication units on our independently-contracted vehicles to continually update the position of shipments we place. We have the ability to communicate to individual vehicles or to a larger fleet, based upon our specific needs. Information received through our satellite tracking and communication system automatically updates our internal software and provides our customers with real-time electronic updates.

In our Freight Forwarding business, we utilize an operating system software package customized for our network. We offer online shipment entry, quoting and “track-and-trace” for domestic and international shipments, and EDI messaging.

Technology represents one of our largest categories of investment within our annual capital expenditure budget, and we believe that the continual enhancement of our technology platforms is critical to our success.

Customers, Sales and Marketing

Our business segments provide services to a variety of customers ranging in size from small entrepreneurial organizations to Fortune 500 companies. During 2012, no customer accounted for more than 4% of our consolidated gross revenues. In 2012, we collectively served more than 7,500 different customers. Our customers are engaged within a wide range of industries, including manufacturing, food and beverage, retail, construction, automotive, healthcare, paper, aerospace, defense, oil and gas, and the high tech sector. We have hazmat authority and transport lower risk hazardous materials such as automotive paint and batteries on occasion. In addition, we serve third-party logistics providers (3PLs), who themselves serve a multitude of customers and industries. Our 3PL customers vary in size from small, independent, single-facility organizations to large, global logistics companies. Within our Expedited Transportation and Freight Brokerage business segments, our services are marketed to the United States, Canada and Mexico. In addition to offering services in North America, our Freight Forwarding segment also provides international services by air and ocean, as well as other value added services.

We maintain a staff of sales representatives and related support personnel within our Freight Brokerage, Expedited Transportation and Freight Forwarding business segments. Within Freight Forwarding, sales also are initiated by our network of independently-owned stations, which manage the sales relationships within their exclusive markets.

We consistently seek to establish long-term relationships with new accounts and to increase the amount of business generated from our existing customer base. We are committed to providing our customers with a full range of logistics services. Our ability to cross-sell services through each of our segments represents a competitive advantage within the transportation logistics industry.

Competition

The transportation logistics industry is intensely competitive with thousands of transportation companies competing in the domestic and international markets. Our competitors include local, regional, national and international companies with the same services that our business segments provide. Our business segments do not operate from a position of dominance, and therefore must strive daily to retain existing business relationships and forge new relationships.

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

Regulation

Our operations are regulated and licensed by various governmental agencies in the United States. Such regulations impact us directly, including through our independent contractor fleet, and indirectly through the network of third party transportation providers we use to transport freight for our customers. We and such third parties must comply with the safety and fitness regulations of the U.S. Department of Transportation (“DOT”), including those relating to drug- and alcohol-testing and hours-of-service. Weight and equipment dimensions also are subject to government regulations. We also may become subject to new or more restrictive regulations relating to fuel emissions, independent contractor drivers’ hours-of-service, independent contractor eligibility requirements, on-board reporting of operations, air cargo security and other matters affecting safety or operating methods. Other agencies, such as the U.S. Environmental Protection Agency (“EPA”) and U.S. Department of Homeland Security (“DHS”), also regulate our equipment, operations and independent contractor drivers.

The DOT, through the Federal Motor Carrier Safety Administration (“FMCSA”), imposes safety and fitness regulations on us, our independent contractor drivers, and our network of third party transportation providers. The FMCSA recently issued a final driver hours-of-service rule that placed additional limits on the amount of time drivers may operate a commercial motor vehicle. The rule preserved the current 11-hour driving limitation and included new provisions that generally (i) require drivers to take 30 minutes off-duty after consecutively driving eight hours; (ii) reduce the total hours a driver may work in one week from 82 to 70 hours; (iii) modified the “off-duty time” definition to exclude time spent resting in a parked commercial motor vehicle; and (iv) redefined which hours-of-service rule violations are considered “egregious” and subject to maximum civil penalties. The new rule also addressed the “34-hour restart,” which generally occurs when a driver’s weekly hours-of-service resets after the driver refrains from working during a 34-hour period. Under the new rule, the 34-hour restart may only occur only once each week and only if the 34-hour period includes two periods between 1:00 a.m. and 5:00 a.m. The 34-hour restart provisions are scheduled to become effective on July 1, 2013. We are unable to predict the impact that the new hours-of-service rules may have, how a court may rule on challenges to such rules, and to what extent the FMCSA could revise the rules in the future. On the whole, however, we believe that the new rules could decrease productivity and cause some loss of efficiency. In the event that productivity and efficiency are adversely affected, drivers and shippers may need to be retrained, computer programming may require modifications, additional independent contractors may need to be recruited and engaged. Our independent contractors and network of other third party transportation providers may also experience a negative impact on their results and productivity and consequently could exit the market, have to pay more for drivers, and pass the additional expense on to us. We also are unable to predict the effect of any new rules that might be proposed if the current final rule is stricken by a court in the future, but we believe any such proposed rules could increase costs in our industry or decrease productivity.

The FMCSA’s Compliance Safety Accountability program (“CSA”) (formerly “Comprehensive Safety Analysis 2010”) introduces a new enforcement and compliance model that implements driver and vehicle safety and fitness standards in addition to the company standards currently in place. CSA ranks both fleets and individual drivers on seven categories of safety-related data, known as Behavioral Analysis and Safety Improvement Categories, or “BASICs,” which include Unsafe Driving, Hours-of-Service Compliance (formerly Fatigued Driving), Driver Fitness, Controlled Substances/Alcohol, Vehicle Maintenance, Hazardous Materials Compliance (formerly Cargo-Related) and Crash Indicator. Under the current CSA regulations, the methodology for determining a carrier’s DOT safety rating has been expanded to include the on-road safety performance of the carrier’s drivers, including independent contractor drivers. As a result, certain current and potential independent contractors may become ineligible to drive for us, our fleet could be ranked poorly as compared to our competitors, and our safety rating could be adversely impacted. Our network of third party transportation providers may experience a similar result. A reduction in eligible independent contractors or poor fleet safety and fitness ratings may result in difficulty attracting and retaining qualified independent contractors and could cause our customers to direct their business away from us and to carriers with more favorable CSA scores, which would adversely affect our results of operations.

The FMCSA also is considering revisions to the existing Safety Measurement System (“SMS”) under which the CSA scores of individual drivers and motor carriers are measured and evaluated by the DOT. In the past, the subsidiary through which we operate our Expedited Transportation business has exceeded the established intervention threshold in one of the seven safety related standards, and we may exceed the threshold for this or other safety related standards in the future. Depending on our ratings, we may be prioritized for an intervention action or roadside inspection, either of which could adversely affect our results of operations. In addition, customers may be less likely to assign loads to us. Under the revised Safety Fitness Determination (“SFD”) rating system being considered by the FMCSA, the safety rating of our subsidiaries with operating authority would be evaluated more regularly, and our safety rating would reflect a more in-depth assessment of safety-based violations. We cannot predict the extent to which CSA requirements or safety and fitness ratings under SMS or SFD could adversely affect our business, operations or ability to retain compliant drivers, or those of our subsidiaries, independent contractors or third-party transportation providers.

The FMCSA proposed new rules that would require nearly all carriers, including us, to install and use electronic on-board recorders (“EOBRs,” also known as paperless logs) in their tractors. These rules were vacated by the Seventh Circuit Court of Appeals in August 2011. In July 2012, Congress passed a federal transportation bill that requires the promulgation of rules mandating EOBR use by July 2013, with full adoption for all trucking carriers no later than July 2015. EOBR installation will increase costs for, and may not be well-received by, independent contractors.

At this time, we transport only low-to-medium-risk hazardous materials, representing a very small percentage of our total shipments. The U.S. Transportation Security Administration (“TSA”) has adopted regulations that require a determination by the TSA that each driver who applies for or renews his or her license for carrying hazardous materials is not a security threat. This could reduce the pool of qualified independent contractors, which could require us to increase independent contractor compensation or limit the amount of hazardous materials freight we transport.

The State of California also recently adopted new regulations regarding the fuel emissions and efficiency of tractors and trailers. Diesel tractors operated in California are required to satisfy certain performance requirements by compliance target dates occurring between 2011 and 2023. In December 2008, California also adopted new regulations to improve the fuel efficiency of tractors that pull 53-foot or longer box-type trailers within the state. The tractors and trailers subject to these regulations must either be SmartWay-certified or equipped with low-rolling resistance tires and retrofitted with SmartWay-verified aerodynamic technologies (such as tractor fairings and trailer skirts) that have been shown to meet or exceed fuel savings percentages specified in the regulations. Beginning December 31, 2012, either pre-2011 model year trailers of this type must satisfy the same requirements applicable to 2011 model year and newer trailers or carriers must have submitted a size-based fleet compliance plan in order to phase-in compliance over time. Compliance with California’s regulations has increased new tractor costs, might increase the costs of new trailers operated in California, might require the retrofitting of pre-2011 model year trailers operated in California, and could diminish equipment productivity and increase operating expenses. Federal and state governments have also proposed environmental legislation that could, among other things, potentially limit carbon, exhaust and greenhouse gas emissions. If enacted, such legislation could also result in higher new tractor and trailer costs, reduced productivity and efficiency, and increased operating expenses, all of which could adversely affect our results of operations.

Tax and other regulatory authorities have in the past sought to assert that independent contractor drivers in the trucking industry are employees rather than independent contractors. Federal legislators have introduced legislation in the past to make it easier for tax and other authorities to reclassify independent contractors as employees, including legislation to increase the recordkeeping requirements for employers of independent contractors and to heighten the penalties of employers who misclassify their employees and are found to have violated employees’ overtime and/or wage requirements. Additionally, federal legislators have sought to abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice. Federal legislators also sought to expand the Fair Labor Standards Act to cover “non-employees” who perform labor or services for businesses, even if the “non-employees” are properly classified as independent contractors; require taxpayers to provide written notice to workers based upon their classification as either an “employee” or a “non-employee”; and impose penalties and fines for violations of the notice requirements or “employee” or “non-employee” misclassifications. Some states have put initiatives in place to increase their revenues from items such as unemployment, workers’ compensation and income taxes, and a reclassification of independent contractors as employees would help states with this initiative. Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status. If our independent contractor drivers are determined to be our employees, we would incur additional exposure under federal and state tax, workers’ compensation, unemployment benefits, labor, employment and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings.

For domestic business, carriers must generally obtain authority to carry general commodities and other types of cargo in intrastate commerce. If any of our independent contractors plans to operate in interstate commerce in a state where such carrier did not previously have intrastate authority, the independent contractor typically must apply for authority in any such state. The FMCSA has also licensed our CGL freight forwarding subsidiary as a property broker and our Express-1 expedited transportation subsidiary as a motor carrier and property broker. CGL and our XPO Air Charter, LLC (“XPO Air Charter”) subsidiary, through which we arrange expedited air charter transportation, are subject to regulation by the DOT regarding air cargo security for all loads, regardless of origin and destination. CGL and XPO Air Charter also are regulated as “indirect air carriers” by the DHS and TSA. These agencies provide requirements, guidance and, in some cases, administer licensing requirements and processes applicable to the freight forwarding industry. We actively monitor our compliance with such agency requirements to ensure that we have satisfactorily completed the security requirements and qualifications, adhered to the economic regulations, and implemented the required policies and procedures. These agencies generally require companies to fulfill these qualifications prior to transacting various types of business. Failure to do so could result in penalties and fines. The air cargo industry is also subject to regulatory and legislative actions that could affect the economic conditions within the industry by requiring changes in operating practices or influencing the demand for and the costs of providing services to clients. We cannot predict the extent to which any such regulatory or legislative actions could adversely affect our business and operations, but we strive to comply with and satisfy agency requirements applicable to our domestic business.

For our international operations, CGL is a member of the International Air Transportation Association (“IATA”), a voluntary association of airlines and forwarders that outlines operating procedures for freight forwarders acting as agents for its members. A substantial portion of our international air freight business is completed with other IATA members. For international oceanic freight forwarding business, we are registered as an Ocean Transportation Intermediary (“OTI”) by the U.S. Federal Maritime Commission (“FMC”), which establishes the qualifications, regulations and bonding requirements to operate as an OTI for businesses originating and terminating in the United States. CGL is also a licensed non-vessel operating common carrier (“NVOCC”) and ocean freight forwarder. Our international operations subject us to regulations of the U.S. Department of State, U.S. Department of Commerce and the U.S. Department of Treasury. Regulations cover matters such as what commodities may be shipped to what destination and to what end-user, unfair international trade practices, and limitations on entities with which we may conduct business.

We and our independent contractors are subject to various environmental laws and regulations dealing with the hauling, handling and disposal of hazardous materials, emissions from vehicles, engine-idling, fuel spillage and seepage, discharge and retention of storm water, and other environmental matters that involve inherent environmental risks. We have instituted programs to monitor and control environmental risks and maintain compliance with applicable environmental laws and regulations. We would be responsible for the cleanup of any spill or other release involving hazardous materials caused by our operations or business. In the past, we have been responsible for the costs of cleanup of diesel fuel spills caused by traffic accidents or other events, and none of these incidents materially affected our business or operations. We generally transport only hazardous materials rated as low-to-medium-risk, and a small percentage of our total shipments contain hazardous materials. We believe that our operations are in substantial compliance with current laws and regulations and do not know of any existing environmental condition that would reasonably be expected to have a material adverse effect on our business or operating results. If we are found to be in violation of applicable laws or regulations, we could be subject to costs and liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a material adverse effect on our business and operating results.

Risk Management and Insurance

We generally require carriers that we engage to have $1 million of automobile liability insurance and $100,000 of cargo insurance. We also require motor carriers to have workers compensation and other insurance as required by law. We require motor carriers we engage to enter into a contractual agreement with us and to meet our qualification standards with respect to safety ratings and performance.

In our Freight Brokerage operations, we generally are not liable for damage to our customers’ cargo or in connection with damages arising in connection with the provision of transportation services. However, in our customer contracts, we may agree to assume cargo and other liability. While we endeavor to limit this exposure to matters arising due to our negligence or misconduct, or to cap our exposure at a stated maximum dollar amount, we are not always able to do so. With respect to our Expedited Transportation and Freight Forwarding operations, we have primary liability to the shipper for cargo loss and damage for certain liabilities caused by our independent contractors and the carriers to which we broker freight. Accordingly, liability claims may be asserted against us for the actions of transportation providers to which we broker freight and their employees or independent contractor drivers, or for our actions in retaining them. Claims against us may exceed the amount of our insurance coverage, or may not be covered by insurance at all.

We maintain a contingent cargo liability insurance policy to protect us against losses that may not be recovered from the responsible contracted carrier. We also carry various liability insurance policies, including automobile, general liability and umbrella coverage at levels we deem appropriate. However, we cannot provide assurance that our insurance coverage will effectively protect us in the event of claims made against us by our customers.

Seasonality

Our revenues and profitability have historically been subject to moderate seasonal fluctuations. Our results of operations for the quarter ending in March are on average lower than the quarters ending in June, September and December. Typically, this pattern has been the result of factors such as inclement weather, national holidays, customer demand and economic conditions. This historical pattern has diminished recently due to changes in our mix of business between Freight Brokerage, Expedited Transportation and Freight Forwarding and our mix of industries served within those segments. It is not possible to predict whether the historical revenue and profitability trends will occur in future periods.

Employees

At December 31, 2012, we had 892 full-time employees, none of whom were covered by a collective bargaining agreement. Of this number, 594 were employed in Freight Brokerage, 142 were employed in Expedited Transportation, 65 were employed in Freight Forwarding and 91 were employed in our corporate office. We recognize our trained staff of employees as one of our most critical resources, and acknowledge the recruitment, training and retention of qualified employees as essential to our ongoing success. We believe that we have good relations with our employees.

Executive Officers of the Registrant

We provide below information regarding each of our executive officers.

Name	Age	Position
Bradley S. Jacobs	56	Chairman of the Board and Chief Executive Officer
M. Sean Fernandez	49	Chief Operating Officer
John J. Hardig	48	Chief Financial Officer
Gordon E. Devens	44	Senior Vice President and General Counsel
Mario A. Harik	32	Chief Information Officer
Scott B. Malat	36	Chief Strategy Officer
Gregory W. Ritter	54	Senior Vice President—Strategic Accounts

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

John Hardig has served as our Chief Financial Officer since February 2012. Mr. Hardig most recently served as managing director for the Transportation & Logistics investment banking group of Stifel Nicolaus Weisel since 2003. Prior to that, Mr. Hardig was an investment banker in the Transportation and Telecom groups at Alex. Brown & Sons (now Deutsche Bank). Mr. Hardig holds a master of business administration degree from the University of Michigan Business School and a bachelor’s degree from the U.S. Naval Academy.

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

Mario Harik has served as our Chief Information Officer since November 2011. Mr. Harik has built comprehensive IT organizations and overseen the implementation of proprietary platforms for a variety of firms and has consulted to members of the Fortune 100. His prior positions include chief information officer and senior vice president—research and development with Oakleaf Waste Management; chief technology officer with Tallan, Inc.; co-founder of G3 Analyst, where he served as chief architect of web and voice applications; and architect and consultant with Adea Solutions. Mr. Harik holds a master of engineering degree in information technology from Massachusetts Institute of Technology, and a degree in engineering, computer and communications from the American University of Beirut, Lebanon.

Scott Malat has served as our Chief Strategy Officer since July 2012. Mr. Malat served as our Senior Vice President—Strategic Planning from the time he joined us in October 2011 until July 2012. Prior to joining XPO Logistics, Mr. Malat was with Goldman Sachs Group, Inc., where he served as senior equity research analyst covering the air, rail, trucking and shipping sectors. Earlier, Mr. Malat was an equity research analyst with UBS, and a strategy manager with JPMorgan Chase & Co. He serves on the board of directors of the non-profit PSC Partners Seeking a Cure. He is a CFA® charterholder and has a degree in statistics with a concentration in business management from Cornell University.

Gregory Ritter has served as our Senior Vice President—Strategic Accounts since January 2013. Mr. Ritter joined us in October 2011 as Senior Vice President—Brokerage Operations. Mr. Ritter has more than three decades of sales and management experience in multi-modal transportation logistics. He most recently served as the president of a brokerage subsidiary that he established for one of the top 10 transportation logistics providers in North America. Previously, Mr. Ritter spent 22 years with C.H. Robinson Worldwide, Inc. and worked with Allen Lund Company, Inc. on territory development.

Corporate Information and Availability of Reports

XPO Logistics, Inc. was incorporated in Delaware on May 8, 2000. Our executive office is located at Five Greenwich Office Park, Greenwich, Connecticut 06831. Our telephone number is (855) 976-4636. Our stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “XPO”.

Our corporate website is www.xpologistics.com. We make available on this website, free of charge, access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically submit such material to the Commission. We also make available on our website copies of materials regarding our corporate governance policies and practices, including the XPO Logistics, Inc. Corporate Governance Guidelines, our Senior Officer Code of Business Conduct and Ethics and the charters relating to the committees of our board of directors. You also may obtain a printed copy of the foregoing materials by sending a written request to: Investor Relations, XPO Logistics, Inc., Five Greenwich Office Park, Greenwich, Connecticut 06831. The public may read and copy any materials that we file with the Commission at the Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. In addition, the Commission’s website is www.sec.gov. The Commission makes available on this website, free of charge, reports, proxy and information statements and other information regarding issuers, such as us, that file electronically with the Commission. Information on our website or the Commission’s website is not part of this document. We are currently classified as an “accelerated filer” for purposes of filings with the Commission.

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

Economic recessions and other factors that reduce freight volumes could have a material adverse impact on our business.

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

We intend to expand substantially through acquisitions to take advantage of market opportunities we perceive in both our current markets (freight brokerage, expedited transportation, and freight forwarding) and in new markets that we may enter. However, we may experience delays in making acquisitions or be unable to make the acquisitions we desire for a number of reasons. Suitable acquisition candidates may not be available at purchase prices that are attractive to us or on terms that are acceptable to us. In pursuing acquisition opportunities, we will compete with other companies, some of which have greater financial and other resources than we do. We may not have available funds or common stock with a sufficient market price to complete a desired acquisition. If we are unable to secure sufficient funding for potential acquisitions, we may not be able to complete acquisitions that we otherwise find advantageous.

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

Acquisitions involve numerous risks, including the following:

•	failure of the acquired company to achieve anticipated revenues, earnings or cash flows;

•	assumption of liabilities that were not disclosed to us or that exceed our estimates;

•	inability to negotiate effective indemnification protection from the seller, or inability to collect in the event of an indemnity claim;

•	problems integrating the purchased operations with our own, which could result in substantial costs and delays or other operational, technical or financial problems;

•	potential compliance issues with regard to acquired companies that did not have adequate internal controls;

•	diversion of management’s attention or other resources from our existing business;

•	risks associated with entering markets, such as rail intermodal, air freight forwarding and ocean cargo, in which we have limited prior experience;

•	increases in working capital investment to fund the growth of acquired operations;

•	potential loss of key employees and customers of the acquired company; and

•	future write-offs of intangible and other assets if the acquired operations fail to generate sufficient cash flows.

In connection with future acquisitions, we may issue shares of capital stock that dilute other stockholders’ holdings, incur debt, assume significant liabilities or create additional expenses related to intangible assets, any of which might reduce our profitability and cause our stock price to decline.

We may not successfully manage our growth.

We intend to grow rapidly and substantially, including by expanding our internal resources, making acquisitions and entering into new markets. We may experience difficulties and higher-than-expected expenses in executing this strategy as a result of unfamiliarity with new markets, change in revenue and business models and entering into new geographic areas.

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

We incurred substantial operating losses and net losses in the 2012 fiscal year and it is likely that we will continue to incur losses as we continue to invest in the Company to promote growth.

We incurred substantial losses in the 2012 fiscal year and we expect to continue to incur substantial losses as we invest pursuant to our strategies. Our growth strategy, in part, seeks to grow our business through the opening of cold-start locations in our Freight Brokerage segment. Generally, a newly opened sales office will generate an operating loss, and may have lower margin sales, during its start-up phase. Additionally, our business strategy requires that we develop an information technology platform across the Company, with sales, service, carrier and track-and-trace capabilities, as well as benchmarking and analysis. We are investing in technology systems and corporate infrastructure that are scalable for our intended growth and are designed to support larger operations than we currently have. As a result of these and other initiatives, we do not expect that our gross margin derived from our operations will be sufficient to absorb all of our SG&A expenses until we are able to generate significantly greater revenue. Our ability to generate significant revenues and operate profitably will depend on many factors, including the successful implementation of our acquisition and greenfield growth strategies and our new information technology system.

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

We license an operating system that we are developing into an integrated information technology system for all of our business segments. This new system may not be successful or may not achieve the desired results. We may require additional training or different personnel to successfully implement this system, all of which may result in additional expense, delays in obtaining results or disruptions to our operations. In addition, acquired companies will need to be on-boarded, which may cause additional training or licensing cost and disruption. In such event, our revenue, financial results and ability to operate profitably could be negatively impacted.

If we are unable to expand the number of our sales representatives and independent station agents, or if a significant number of our existing sales representatives and independent station agents leaves us, our ability to increase our revenue could be negatively impacted.

Our ability to expand our business will depend, in part, on our ability to attract and retain sales representatives and independent station agents. Competition for qualified sales representatives and brokerage agents can be intense. We may be unable to attract such persons or retain those that are already associated with us. Any difficulties we experience in expanding or retaining our sales representatives and independent station agents could have a negative impact on our ability to expand our customer base, increase our revenue and continue our growth. Further, a significant increase in the turnover rate among our current sales representatives and independent station agents could also increase our recruiting costs and decrease our operating efficiency.

Our success is dependent on our Chief Executive Officer and other key personnel.

Our success depends on the continuing services of our Chief Executive Officer, Mr. Bradley S. Jacobs. We believe that Mr. Jacobs possesses valuable knowledge and skills that are crucial to our success and would be very difficult to replicate.

Our senior management team was assembled in 2011 and early 2012 under the guidance of Mr. Jacobs. The team was assembled with a view towards substantial growth, and the size and aggregate compensation of the team increased substantially. The associated significant increase in overhead expense could decrease our margins if we fail to grow substantially.

Not all of our senior management team resides near or works at our headquarters. The geographic distance of the members of our senior management team may impede the team’s ability to work together effectively. Our success will depend, in part, on the efforts and abilities of our senior management and their ability to work together. We cannot assure you that they will be able to do so.

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

In our Freight Forwarding and Freight Brokerage operations, we do not own or control the transportation assets that deliver our customers’ freight, and we do not employ the people directly involved in delivering the freight. In our Expedited Transportation operations, we engage independent contractors who own and operate their own equipment. Accordingly, we are dependent on third parties to provide truck, rail, ocean, air, and other transportation services and to report certain events to us, including delivery information and cargo claims. This reliance could cause delays in reporting certain events, including recognizing revenue and claims. Our inability to maintain positive relationships with independent transportation providers could significantly limit our ability to serve our customers on competitive terms. If we are unable to secure sufficient equipment or other transportation services to meet our commitments to our customers or provide our services on competitive terms, our operating results could be materially and adversely affected and our customers could switch to our competitors temporarily or permanently. Many of these risks are beyond our control, including the following:

•	equipment shortages in the transportation industry, particularly among contracted truckload carriers;

•	interruptions in service or stoppages in transportation as a result of labor disputes;

•	changes in regulations impacting transportation; and

•	changes in transportation rates.

In our freight forwarding operations, we rely upon both independent station owners and our employees to develop and manage customer relationships and to service the customers.

Our Freight Forwarding operations are provided through a network of independent stations that are owned and operated by independent contractors and through stations managed by our employees. These independent station owners and company employees develop and manage customer relationships, have discretion in establishing pricing, and service the customers through the various modes of transportation made available through our network of third-party transportation providers. We cannot assure you that we will be able to maintain our relationships with these independent station owners or develop in the future relationships with additional independent station owners. Similarly, we cannot assure you that we will be able to retain or effectively motivate our key employees who manage our most significant customer relationships. Since these independent station owners and our employees maintain the relationships with the customers, some customers may decide to terminate their relationship with us if their independent station owner or contact leaves our network. Accordingly, our inability to maintain relationships with these independent station owners and our employees could have a material adverse effect on our results of operations.

In addition, since these independent station owners are independent contractors, we have limited control over their operations and the quality of service that they provide to customers. To the extent that an independent station owner provides poor customer service or otherwise does not meet a customer’s expectations, or we encounter a similar situation with our employees, this will reflect poorly on us, and the customer may not use us in the future, which may adversely affect our results of operations.

We derive a significant portion of our revenue from our largest customers, some of which are involved in the highly cyclical automotive industry; our relationships with our customers generally are terminable on short notice and generally do not provide minimum shipping commitments.

While individual customer rankings within our top customers change from time to time, we rely upon our relationships with these large accounts in the aggregate for a significant portion of our revenues. Any interruption or decrease in the business volume awarded by these customers could have a material adverse impact on our revenues and resulting profitability.

Our most significant customers include certain of the large automotive manufacturers, as well as various automotive industry suppliers. These companies have been, and will continue to be, impacted by the changing landscape in the U.S. automotive market, which is highly competitive and historically has been subject to substantial cyclical variation characterized by periods of oversupply and weak demand. Negative trends in the U.S. automotive market or a worsening in the financial condition of automotive manufacturers, or within the associated supplier base, could have a material adverse impact on our revenues and resulting profitability.

Our contractual relationships with our customers generally are terminable by our customers or us on short notice for any reason or no reason. Moreover, our customers generally are not required to provide any minimum shipping commitments. Our failure to retain our existing customers or enter into relationships with new customers could have a material adverse impact on our revenues and resulting profitability.

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

Fuel expense constitutes one of the greatest costs to our fleet of independent contractor drivers and third-party transportation providers who complete the physical movement of freight we arrange. Fuel prices are highly volatile with the price and availability of all petroleum products subject to economic, political and other market forces beyond our control. As is customary in our industry, most of our customer contracts include fuel surcharge provisions to mitigate the effect of the fuel price increase over base amounts established in the contract. However, these fuel surcharge mechanisms usually do not capture the entire amount of the increase in fuel prices, and they also feature a lag between the payment for the fuel at the pump and collection of the surcharge revenue. Market pressures may limit our ability in the future to assess fuel surcharges. Significant increases in fuel prices would increase our need for working capital to fund payments to our independent contractor drivers and third-party transportation providers. Significant changes in the price or availability of fuel in future periods or significant changes in our ability to mitigate fuel price increases through the use of fuel surcharges, could have a material adverse impact on our operations, fleet capacity and ability to generate both revenues and profits.

Increases in independent contractor driver compensation or other difficulties attracting and retaining qualified independent contractor drivers could adversely affect our profitability and ability to maintain or grow our independent contractor driver fleet.

Our Expedited Transportation segment operates through a fleet of exclusive-use vehicles that are owned and operated by independent contractors. These independent contractor drivers are responsible for maintaining their own equipment and paying their own fuel, insurance, licenses and other operating costs. Independent contractor drivers make up a relatively small portion of the pool of all professional drivers in the United States. Turnover and bankruptcy among independent contractor drivers often limit the pool of qualified independent contractor drivers and increase competition for their services. In addition, regulations such as CSA may further reduce the pool of qualified independent contractor drivers. Thus, our continued reliance on independent contractor drivers could limit our ability to grow our ground transportation fleet.

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

Legislative and other regulatory authorities have in the past sought to assert that independent contractor drivers in the trucking industry are employees rather than independent contractors. Many states have initiated enforcement programs to increase their revenues from items such as unemployment, workers’ compensation and income taxes and a reclassification of independent contractor drivers as employees would help states with these initiatives. Further, class actions and other lawsuits have arisen in our industry seeking to reclassify independent contractor drivers as employees for a variety of purposes, including workers’ compensation, wage-and-hour, and health care coverage. Proposed legislation would make it easier for tax and other authorities to reclassify independent contractor drivers as employees. If our independent contractor drivers are determined to be our employees, we would incur additional exposure under federal, state and local tax, workers’ compensation, unemployment benefits, labor and employment laws, including for prior periods, as well as potential liability for penalties and interest, which could have a material adverse effect on our results of operations and financial condition and the ongoing viability of our business model.

We may be subject to various claims and lawsuits that could result in significant expenditures.

The nature of our business exposes us to the potential for various claims and litigation related to labor and employment (including wage-and-hour litigation relating to independent contractor drivers, sales representatives, brokerage agents and other individuals), personal injury, property damage, business practices, environmental liability and other matters. During 2012, we spent approximately $2.5 million dollars in litigation-related legal costs. Any material litigation could have a material adverse effect on our business, results of operations, financial condition or cash flows.

We are involved in litigation in the Fourth Judicial District Court of Hennepin County, Minnesota relating to our hiring of former employees of C.H. Robinson Worldwide, Inc. (“CHR”). In the litigation, CHR asserts claims for breach of contract, breach of fiduciary duty and duty of loyalty, tortious interference with contractual relationships and prospective contractual relationships, misappropriation of trade secrets, violation of the federal Computer Fraud and Abuse Act, inducing, aiding, and abetting breaches, and conspiracy. CHR seeks temporary, preliminary and permanent injunctions, as well as direct and consequential damages and attorneys’ fees. CHR has asserted that it may seek punitive damages as well. On January 17, 2013, following a hearing, the Court issued an Order Regarding Motion for Temporary Injunction. The Court granted a temporary injunction against us: (a) prohibiting us from using or disclosing information on CHR spreadsheets retained by two individual employees; (b) ordering us to return any information derived from those spreadsheets; (c) prohibiting any former CHR employees at XPO still under the terms of their non-compete agreements from soliciting current CHR employees; (d) prohibiting us from soliciting information about CHR employees from any XPO employee who is still subject to a CHR non-solicitation agreement; and (e) prohibiting us from engaging in business with customers identified on a CHR spreadsheet with whom CHR did more than $100,000 worth of gross revenue in 2011 (“Paragraph 1(e)” of the Order). On January 22, 2013, following our request, the Court issued an Order Staying Imposition of Paragraph 1(e) pending the Court’s determination of our request for leave to submit a motion for reconsideration. On February 7, 2013, CHR filed a First Amended Complaint against us and eight individual defendants who are current or former employees of XPO, including our Chief Operating Officer, Senior Vice President – Strategic Accounts and Vice President – Carrier Procurement and Operations. We have until March 21, 2013 to answer or otherwise respond to the First Amended Complaint. We intend to vigorously defend the action in court. The outcome of this litigation is uncertain and could have a material adverse effect on our business and results of operations.

Our operations are subject to varying liability standards that may result in claims being asserted against us.

With respect to our Expedited Transportation and Freight Forwarding operations, we have primary liability to the shipper for cargo loss and damage for certain liabilities caused by our independent contractor drivers. From time to time, our independent contractor drivers, and the drivers engaged by the transportation providers we contract with, are involved in accidents that may result in serious personal injuries or property damage. The resulting types and/or amounts of damages may be excluded by or exceed the amount of insurance coverage maintained by the contracted transportation provider. In our Freight Brokerage operations, we generally are not liable for damage to our customers’ cargo or in connection with damages arising in connection with the provision of transportation services. However, in our customer contracts, we may agree to assume cargo and other liability, including liability for the actions of transportation providers to which we broker freight and their employees or independent contractor drivers, or for our actions in retaining them. While we endeavor to limit this exposure to matters arising due to our negligence or misconduct, or to cap our exposure at a stated maximum dollar amount, we are not always able to do so. Claims against us may exceed the amount of our insurance coverage, or may not be covered by insurance at all. A material increase in the frequency or severity of accidents, liability claims, or workers’ compensation claims, or unfavorable resolutions of claims, could materially and adversely affect our operating results. In addition, significant increases in insurance costs or the inability to purchase insurance as a result of these claims could reduce our profitability.

We are subject to regulation beyond our control, which could negatively impact our business.

Our operations are regulated and licensed by various federal and state transportation agencies in the United States and similar governmental agencies in foreign countries in which we operate. These regulatory agencies have authority and oversight of domestic and international transportation services and related activities, licensure, motor carrier operations, safety and security, and other matters. We must comply with various insurance and surety bond requirements to act in the capacities for which we are licensed. Our subsidiaries and independent contractors must also comply with applicable regulations and requirements of such agencies. The “Regulation” section in Item 1 of Part I of this Form 10-K describes the various licenses obtained by us, Express-1, CGL and XPO Air Charter, as well as proposed, pending and adopted regulations that could significantly affect our business, operations, productivity, independent contractors and capital expenditures.

Through our subsidiaries and business units, we hold various licenses required to carry out our domestic and international services. These licenses permit us to provide services as a motor carrier, property broker, indirect air carrier, OTI, NVOCC, freight forwarder and ocean freight forwarder. We also are subject to regulations and requirements promulgated by, among others, the DOT and FMCSA, the DHS through the Bureau of U.S. Customs and Border Protection and the TSA, the FMC, IATA, the Canada Border Services Agency and various other international, domestic, state, and local agencies and port authorities. Our failure to maintain our required licenses, or to comply with applicable regulations, could have a material adverse impact on our business and results of operations.

Future laws and regulations may be more stringent and require changes in our operating practices, influence the demand for transportation services or require us to incur significant additional costs. We are unable to predict the impact that recently enacted and future regulations may have on our businesses. Higher costs incurred by us, or incurred by our independent contractors or third party transportation providers who pass the increased costs on to us, as a result of future new regulations could adversely affect our results of operations to the extent we are unable to obtain a corresponding increase in price from our customers.

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

As a result of the potential for terrorist attacks, federal, state and municipal authorities have implemented and continue to follow various security measures, including checkpoints and travel restrictions on large trucks. Such measures may reduce the productivity of our independent contractors and transportation providers or increase the costs associated with their operations, which we could be forced to bear. For example, security measures imposed at bridges, tunnels, border crossings and other points on key trucking routes may cause delays and increase the non-driving time of our independent contractors and transportation providers, which could have an adverse effect on our results of operations. Congress has mandated 100% security screening of air cargo traveling on passenger airlines effective July 31, 2010, and for ocean freight by July 2012, which may increase costs associated with our air and freight forwarding operations. War, risk of war, or a terrorist attack also may have an adverse effect on the economy. A decline in economic activity could adversely affect our revenues or restrict our future growth. Instability in the financial markets as a result of terrorism or war also could impact our ability to raise capital. In addition, the insurance premiums charged for some or all of the coverage currently maintained by us could increase dramatically or such coverage could be unavailable in the future.

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

Our outstanding preferred stock, convertible senior notes and any future credit agreement limit our operating and financial flexibility.

We are obligated to pay holders of our Series A Convertible Perpetual Preferred Stock quarterly cash dividends equal to the greater of (i) the “as-converted” dividends on the underlying common stock for the relevant quarter, if applicable, and (ii) 4% of the then-applicable liquidation preference per annum. Presently, the aggregate dividends due to holders of our preferred stock are $3.0 million each year. Our preferred stock has an initial liquidation preference of $1,000 per share, for an aggregate liquidation preference of $74.3 million, subject to adjustment in the event of accrued and unpaid dividends. Accordingly, holders of our preferred stock have claim to a substantial portion of our cash flows from operations and liquidity, thereby reducing the availability of our cash flows to fund acquisitions, working capital, capital expenditures, our growth initiatives and other general corporate purposes.

We are obligated to pay holders of our 4.5% Convertible Senior Notes interest semiannually in arrears on April 1 and October 1 of each year, beginning on April 1, 2013. The notes will mature on October 1, 2017 unless earlier converted or repurchased. The conversion rate was initially 60.8467 shares of common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $16.43 per share of common stock) and is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest.

Any future credit agreement may contain certain operating and financial restrictive covenants. Such covenants may limit management’s discretion in operating our business and may affect our ability, among other things, to: incur additional debt; pay dividends and make other distributions; prepay subordinated debt; make investments, acquisitions and other restricted payments; create liens; sell assets; and enter into transactions with affiliates. Failure to comply with the covenants under any future credit agreement may have a material adverse impact on our operations. In addition, if we fail to comply with the covenants under any future credit agreement, and are unable to obtain a waiver or amendment, an event of default would result under the applicable credit agreement. We cannot assure you that we would have sufficient liquidity to repay or refinance borrowings if such borrowings were accelerated upon an event of default.

Sales or issuances of a substantial number of shares of our common stock may adversely affect the market price of our common stock.

We anticipate that we will fund future acquisitions or our capital requirements from time to time, in whole or part, through sales or issuances of our common stock or equity-based securities, subject to prevailing market conditions and our financing needs. Future equity financing may dilute the interests of our stockholders, and future sales or issuances of a substantial number of shares of our common stock or other equity-related securities may adversely affect the market price of our common stock. There are securities outstanding presently that are convertible into or exercisable for a substantial number of shares of our common stock. As of March 11, 2013, there were (i) 18,147,182 million shares of our common stock outstanding, (ii) 74,275 shares of Series A Convertible Perpetual Preferred Stock outstanding, which are initially convertible into an aggregate of 10,610,715 shares of our common stock (subject to customary anti-dilution adjustments), (iii) warrants exercisable at any time until September 2, 2021, for an aggregate of 10,714,286 shares of our common stock, at an initial exercise price of $7.00 per share of common stock (subject to customary anti-dilution adjustments), (iv) 2,409,889 shares of our common stock reserved for issuance upon exercise of outstanding stock options or settlement of restricted stock units and (v) 8,749,239 shares reserved for issuance upon conversion of the 4.25% Convertible Senior Notes.

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

Our Chairman and Chief Executive Officer, Mr. Bradley S. Jacobs, is the managing member of Jacobs Private Equity, LLC (“JPE”), our largest stockholder, and beneficially owns: (i) 67,500 shares of our Series A Convertible Perpetual Preferred Stock held by JPE, which are initially convertible into an aggregate of 9,642,857 shares of our common stock, (ii) warrants held by JPE that are initially exercisable for an aggregate of 9,642,857 shares of our common stock at an exercise price of $7.00 per share, (iii) 28,140 shares of our common stock that are held directly by Mr. Jacobs and (iv) vested employee stock options exercisable for 50,000 shares of our common stock. In total, Mr. Jacobs beneficially owns 19,363,854 shares of our common stock, which represents approximately 52% of our outstanding common stock assuming conversion and exercise of his Series A Convertible Perpetual Preferred Stock, warrants and vested stock options (without reflecting any shares issuable upon conversion of our 4.50% Convertible Senior Notes due October 1, 2017). This significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders. Our preferred stock votes together with our common stock on an “as-converted” basis on all matters, except as otherwise required by law, and separately as a class with respect to certain matters implicating the rights of holders of shares of the preferred stock. In addition, pursuant to the Investment Agreement, dated as of June 13, 2011 (the “Investment Agreement”), by and among JPE, the other investors party thereto and us, Mr. Jacobs, as the managing member of JPE, will have the right to designate for nomination by our board of directors a majority of the members of our board of directors so long as JPE owns securities (including preferred stock convertible into, or warrants exercisable for, securities) representing at least 33% of the voting power of our capital stock on a fully-diluted basis, and will have the right to designate for nomination by our board of directors 25% of the members of our board of directors so long as JPE owns securities (including preferred stock convertible into, or warrants exercisable for, securities) representing at least 20% of the voting power of our capital stock on a fully-diluted basis. Accordingly, Mr. Jacobs can exert significant influence over our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership and the related contractual rights may have the effect of delaying or preventing a change of control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

Because Mr. Jacobs controls a majority of the voting power of our stock, we qualify as a “controlled company” as defined in the NYSE Listed Company Manual, and, as such, we may elect not to comply with certain corporate governance requirements of such stock exchange. We do not currently intend to utilize these exemptions.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

We lease our current executive offices at Five Greenwich Office Park, Greenwich, Connecticut, as well as our national operations center in Charlotte, NC. We own the facility at which we conduct our Expedited Transportation operations in Buchanan, MI. As of March 2013, we also lease numerous other facilities relating to our operations under each of our operating segments, generally ranging from 1,000 to 25,000 square feet of space. These facilities are located in the following 15 states and 3 Canadian provinces: Alabama, Arizona, Indiana, Illinois, Florida, Georgia, Massachusetts, Michigan, Minnesota, Nevada, New Jersey, North Carolina, Ohio, South Carolina, Texas, British Columbia, Ontario and Quebec. We believe that our facilities are sufficient for our current needs and are in good condition in all material respects.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in litigation in the Fourth Judicial District Court of Hennepin County, Minnesota relating to our hiring of former employees of C.H. Robinson Worldwide, Inc. (“CHR”). In the litigation, CHR asserts claims for breach of contract, breach of fiduciary duty and duty of loyalty, tortious interference with contractual relationships and prospective contractual relationships, misappropriation of trade secrets, violation of the federal Computer Fraud and Abuse Act, inducing, aiding, and abetting breaches, and conspiracy. CHR seeks temporary, preliminary and permanent injunctions, as well as direct and consequential damages and attorneys’ fees. CHR has asserted that it may seek punitive damages as well.

On August 2, 2012, CHR simultaneously filed a complaint and moved for a temporary restraining order against XPO and two XPO employees. The complaint alleged breach of contract, tortious interference with contractual relationship, misappropriation of trade secrets, breach of fiduciary duty and duty of loyalty, and inducing, aiding and abetting breaches of employees’ duties to CHR. The complaint sought temporary, preliminary and permanent injunctions, as well as direct and consequential damages and attorneys’ fees. Following a hearing, on August 23, 2012, the Court issued an order denying CHR’s motion for a temporary restraining order with respect to XPO and granting the order with respect to the individual defendants. Specifically, the Court enjoined the individual defendants from violating the terms of their non-competition contracts with CHR. The Court also ordered expedited discovery and set the matter for a temporary injunction hearing.

On January 17, 2013, following another hearing, the Court issued an Order Regarding Motion for Temporary Injunction. The Court granted a temporary injunction against XPO: (a) prohibiting XPO from using or disclosing information on CHR spreadsheets retained by two individual employees; (b) ordering XPO to return any information derived from those spreadsheets; (c) prohibiting any former CHR employees at XPO still under the terms of their non-compete agreements from soliciting current CHR employees; (d) prohibiting XPO from soliciting information about CHR employees from any XPO employee who is still subject to a CHR non-solicitation agreement; and (e) prohibiting XPO from engaging in business with customers identified on a CHR spreadsheet with whom CHR did more than $100,000 worth of gross revenue in 2011 (“Paragraph 1(e)” of the Order). The Court also granted a temporary injunction with respect to one of the individual defendants, and denied it as to the other.

On January 18, 2013, XPO requested a stay of Paragraph 1(e) and requested permission to submit a motion for reconsideration with respect to Paragraph 1(e). The same day, the Court granted XPO’s request and, on January 22, 2013, the Court issued an Order Staying Imposition of Paragraph 1(e) pending the Court’s determination of XPO’s request for leave to submit a motion for reconsideration. As of the date hereof, the Court has not determined whether it will permit XPO to submit a motion for reconsideration of Paragraph 1(e) and the stay of Paragraph 1(e) remains in effect.

On February 7, 2013, CHR filed a First Amended Complaint against XPO and eight individual defendants who are current or former employees of XPO, including XPO’s Chief Operating Officer, Senior Vice President – Strategic Accounts and Vice President—Carrier Procurement and Operations. XPO has until March 21, 2013 to answer or otherwise respond to the First Amended Complaint.

We intend to vigorously defend the action in court. The outcome of this litigation is uncertain and could have a material adverse effect on our business and results of operations.

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

Price Range of Common Stock

Our common stock is traded on NYSE under the symbol “XPO.” The table below sets forth the high and low closing sales prices (adjusted for the 4-for-1 reverse stock split effected September 2, 2011) for our common stock for the quarters included within 2011 and 2012 and through March 11, 2013.

	High	Low
2011
1st quarter	$12.12	$8.48
2nd quarter	13.28	8.28
3rd quarter	17.00	7.67
4th quarter	12.66	6.98
2012
1st quarter	$18.34	$11.35
2nd quarter	19.02	15.25
3rd quarter	16.50	11.93
4th quarter	17.38	11.60
2013
1st quarter (through March 11, 2013)	$18.59	$16.60

As of March 11, 2013, there were approximately 9,700 holders of our common stock, based upon data available to us from our proxy solicitor, transfer agent and market maker for our common stock. We have never paid, and have no immediate plans to pay, cash dividends on our common stock. We currently plan to retain future earnings and cash flows for use in the development of our business and to enhance stockholder value through growth and continued focus on improving profitability rather than for paying dividends on our common stock. Accordingly, we do not anticipate paying any cash dividends on our common stock in the near future. Future payment of dividends on our common stock would depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.

The graph below compares the cumulative 5-year total return of holders of our common stock with the cumulative total returns of the Russell 2000 Index, and the Dow Jones Transportation Average Index. The graph tracks the performance of a $100 investment in our common stock and in each index from 12/31/2007 to 12/31/2012.

	12/07	12/08	12/09	12/10	12/11	12/12
XPO Logistics, Inc.	$100	$93	$104	$208	$251	$353
Russell 2000	$100	$65	$82	$102	$97	$111
Dow Jones Transportation Average	$100	$77	$90	$112	$110	$116

Equity Compensation Plan

Certain information with respect to our equity compensation plans is set forth in Item 12 of this Annual Report on Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA

This table includes selected financial data for the last five years. This financial data should be read together with our audited Consolidated Financial Statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other financial data appearing elsewhere in this Annual Report.

XPO Logistics, Inc.

(In thousands)

	Year Ended December 31,
	2012	2011	2010	2009	2008
Consolidated Statements of Operations Data:
Operating revenue	$278,591	$177,076	$157,987	$100,136	$109,462
Gross margin	40,826	29,778	27,400	16,740	17,834
(Loss) income from continuing operations	(20,339)	759	4,888	1,690	2,817
Income from discontinued operations	—	—	—	15	339
Preferred stock beneficial conversion charge	—	(44,211)	—	—	—
Cumulative preferred dividends	(2,993)	(1,125)	—	—	—
Net (loss) income available to common	$(23,332)	$(44,577)	$4,888	$1,705	$3,156
stockholders
(Loss) Earnings per share
Basic	$(1.49)	$(5.41)	$0.61	$0.21	$0.40
Diluted	(1.49)	(5.41)	0.59	0.21	0.40
Weighted average common shares outstanding
Basic	15,694	8,247	8,060	8,009	7,863
Diluted	15,694	8,247	8,279	8,042	7,939
Consolidated Balance Sheet Data:
Working capital	$271,907	$83,070	$12,314	$970	$4,428
Total assets	$413,208	$127,641	$56,672	$49,039	$41,682
Convertible senior notes	$108,280	—	—	—	—
Total long-term debt and capital leases	$109,447	$2,129	$6,512	$1,428	$4,955
Preferred stock	$42,794	$42,794	$—	$—	$—
Stockholder’s equity	$245,059	$108,360	$34,013	$28,404	$26,527

We effected a 4-for-1 reverse stock split on September 2, 2011. All share and per share amounts have been adjusted to reflect the reverse stock split. Results for the fiscal year ended December 31, 2011 reflect the beneficial conversion feature of $44.2 million on the Series A Preferred Stock that was recorded as a deemed distribution during the third quarter of 2011, as described in Item 7 below.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with Part I, including matters set forth under Item 1A, “Risk Factors”, of this Annual Report, and our audited Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report. The following discussion contains forward-looking statements. You should refer to the “Cautionary Statement Regarding Forward-Looking Statements” set forth in Part I, Item 1A of this Annual Report.

Executive Summary

XPO Logistics, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”, “we”, “our” or “us”), is a non-asset based transportation services provider. We do not own trucks, airplanes or ships. We act as a middleman between shippers and carriers who outsource their transportation logistics to us as a third-party broker. As of December 31, 2012, we operated at 55 locations: 33 Company-owned branches and 22 agent-owned offices.

Our services are offered through three distinct business segments. The first segment, Freight Brokerage, places shippers’ freight with qualified carriers. The second segment, Expedited Transportation, provides urgent freight transportation via independent contractors and air carriers. Our third segment, Freight Forwarding, arranges domestic and international shipments using ground, air and ocean transport through a network of agent-owned and Company-owned locations.

In September 2011, following the equity investment in the Company led by Jacobs Private Equity, LLC, we began to implement a three-pronged strategy to leverage our strengths—including management expertise, operational scale and substantial capital resources—with the goal of significant growth and value creation.

Our growth strategy has three main components:

•	Acquisitions. During 2012, we acquired the following non-asset based transportation logistics providers:

•	Turbo Logistics—On October 24, 2012, we purchased substantially all of the assets of Turbo Logistics, Inc. and Turbo Dedicated, Inc. (together, “Turbo”);

•	BirdDog Logistics—On October 1, 2012, we purchased certain assets of BirdDog Logistics, Inc. (“BirdDog”);

•	Kelron Logistics—On August 3, 2012, we purchased all of the outstanding capital stock of Kelron Corporate Services Inc. and certain related entities (collectively, “Kelron”); and

•	Continental Freight—On May 8, 2012, we purchased all of the outstanding capital stock of Continental Freight Services, Inc. (“Continental”).

•

Cold-starts. We opened 15 cold-starts from September 2011 through December 31, 2012, including eight in our Freight Brokerage business segment. We plan to continue to open cold-start locations with a focus on growing our Freight Brokerage business network.

•

Optimization of operations. In March 2012, we opened a national operations center in Charlotte, NC—a critical component of our infrastructure. The operations center incorporates shared services for back office functions, and provides centralized carrier procurement as a resource for our brokerage branches.

Convertible Debt Offering

On September 26, 2012, we completed a registered underwritten public offering of 4.50% Convertible Senior Notes due October 1, 2017, in an aggregate principal amount of $125.0 million. On October 17, 2012, the underwriters exercised the overallotment option to purchase $18.8 million additional principal amount of the convertible senior notes. We received $138.5 million in net proceeds after underwriting discounts, commissions and expenses were paid. The convertible senior notes were allocated to long-term debt and equity in the amounts of $106.8 million and $31.7 million, respectively. These amounts are net of debt issuance costs of $4.1 million for debt and $1.2 million for equity.

We are obligated to pay holders of our 4.5% Convertible Senior Notes interest semiannually in arrears on April 1 and October 1 of each year, beginning on April 1, 2013. The notes will mature on October 1, 2017 unless earlier converted or repurchased. The conversion rate was initially 60.8467 shares of common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $16.43 per share of common stock) and is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest.

Common Stock Offering

On March 20, 2012, we closed a registered underwritten public offering of 9,200,000 shares of common stock (the “Offering”), including 1,200,000 shares issued and sold as a result of the full exercise of the underwriters’ overallotment option, at a price of $15.75 per share. We received $137.0 million in net proceeds from the Offering after underwriting discounts and estimated expenses.

Equity Investment

In September 2011, pursuant to the Investment Agreement, we issued, for $75.0 million in cash: (i) an aggregate of 75,000 shares of our Series A Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”), which are initially convertible into an aggregate of 10,714,286 shares of our common stock, and (ii) warrants initially exercisable for an aggregate of 10,714,286 shares of our common stock at an initial exercise price of $7.00 per common share (the “Warrants”). We refer to this investment as the “Equity Investment.” See Note 7 to our audited Consolidated Financial Statements in Item 8 of this Annual Report.

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

Other Reporting Disclosures

This discussion and analysis also refers time to time to our Freight Brokerage international operations. These brokered shipments may originate in either the United States or Canada and are largely attributable to our recent acquisition of Kelron. These services are provided to both U.S. and Canadian customers who primarily pay in their home currency.

This discussion and analysis refers from time to time to Expedited Transportation’s international operations. These operations involve the transportation of freight shipments that originate in or are delivered to either Canada or Mexico. These freight shipments either originate in or are delivered to the United States, and therefore only a portion of the freight movement actually takes place in Canada or Mexico. This service is provided to domestic customers who pay primarily in U.S. dollars. We discuss this freight separately because our Expedited Transportation segment has developed an expertise in cross-docking freight at the border through the utilization of Canadian and Mexican carriers, and this portion of our business has seen significant growth.

This discussion and analysis also refers from time to time to our Freight Forwarding international operations. These freight movements also originate in or are delivered to the United States and are primarily paid for in U.S. dollars.

The expedited transportation industry commonly negotiates both fuel surcharges charged to its customers as well as fuel surcharges paid to its carriers. In our Expedited Transportation segment, fuel surcharges are determined on a negotiated customer-by-customer basis and are primarily based on a fuel matrix based on the Department of Energy fuel price index. Fuel surcharge revenue is charged to our customers to provide for variable costs associated with changing fuel prices. Independent contractors and brokered carriers are responsible for the cost of fuel, and therefore are paid a fuel surcharge by us to offset their variable cost of fuel. The fuel surcharge payment is expensed as incurred and included in our cost of transportation. Because fuel surcharge revenue varies based on negotiated customer rates and the overall mix of business, and because our fuel surcharge expense is applied on a consistent basis, gross margin and our gross margin percentage attributable to fuel surcharges will vary from period to period. The impact of fuel surcharge revenue and expense is discussed within management’s discussion and analysis of our Expedited Transportation business unit.

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

XPO Logistics, Inc.

Consolidated Statement of Operations

For the Year Ended December 31,

(In thousands)

				Percent of Revenue
	2012	2011	2010	2012	2011	2010
Revenue
Operating revenue	$278,591	$177,076	$157,987	100.0%	100.0%	100.0%
Direct expense
Transportation services	224,035	133,007	117,625	80.4%	75.1%	74.5%

Station commissions	9,321	11,098	10,724	3.3%	6.3%	6.8%

Other direct expense	4,409	3,193	2,238	1.6%	1.8%	1.4%

Total direct expense	237,765	147,298	130,587	85.3%	83.2%	82.7%

Gross margin	40,826	29,778	27,400	14.7%	16.8%	17.3%

SG&A expense
Salaries & benefits	39,278	16,338	12,039	14.1%	9.2%	7.6%
Purchased services	15,388	6,733	2,519	5.5%	3.8%	1.6%
Other SG&A expense	11,616	3,937	3,223	4.2%	2.2%	2.0%
Depreciation & amortization	2,508	1,046	1,173	0.9%	0.6%	0.7%

Total SG&A expense	68,790	28,054	18,954	24.7%	15.8%	12.0%

Operating (loss) income	(27,964)	1,724	8,446	-10.0%	1.0%	5.3%

Other expense	363	56	140	0.1%	0.0%	0.1%
Interest expense	3,207	191	205	1.2%	0.1%	0.1%

(Loss) income before income tax	(31,534)	1,477	8,101	-11.3%	0.8%	5.1%
Income tax (benefit) provision	(11,195)	718	3,213	-4.0%	0.4%	2.0%

Net (loss) income	$(20,339)	$759	$4,888	-7.3%	0.4%	3.1%

Consolidated Results

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Our consolidated revenue for 2012 increased 57.3% to $278.6 million from $177.1 million in 2011. This increase was driven largely by the increased revenues in Freight Brokerage due to the acquisitions of Turbo, BirdDog, Kelron and Continental, as well as the revenue attributable to our eight Brokerage cold-start locations opened since December 2011.

Direct expense is primarily attributable to the cost of procuring freight transportation services for our customers and commissions paid to independent station owners in our freight forwarding business. Our non-asset operating model provides transportation capacity through variable cost third-party transportation arrangements, therefore enabling us to be flexible to adapt to changes in economic or industry conditions. Our primary means of providing capacity are through our base of independent owner operators in Expedited Transportation and our network of independent ground, ocean and air carriers in Freight Forwarding and Freight Brokerage. We view this operating model as a strategic advantage due to its flexibility, particularly in uncertain economic conditions.

Total gross margin dollars for 2012 increased 37.1% to $40.8 million from $29.8 million in 2011. As a percentage of revenue, gross margin was 14.7% in 2012 as compared to 16.8% in 2011. The decrease in gross margin as a percentage of revenue is attributable primarily to increased revenues in our Freight Brokerage segment, which typically experiences lower margins than our other operations. Freight Brokerage’s gross margins also have been negatively impacted by our eight cold-start sales offices, which are still in the start-up phase.

Selling, general and administrative (“SG&A”) expense as a percentage of revenue was 24.7% in 2012, as compared to 15.8% in 2011. SG&A expense increased by $40.6 million in 2012 compared to 2011, due to significant growth initiatives, including four acquisitions, sales force recruitment, costs associated with our new Freight Brokerage offices, and an increase in Corporate SG&A.

Our effective income tax rates in 2012 and 2011 were (35.5%) and 48.6%, respectively. The significant difference between the tax rates is due to prior period tax charges incurred in 2011.

The reduction in net income was due primarily to higher SG&A expenses associated with significant growth initiatives, including sales force recruitment, costs associated with our new Freight Brokerage offices, and an increase in Corporate SG&A.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

In total, our consolidated revenue in 2011 increased 12.1% to $177.1 million from $158.0 million in 2010. This growth was driven primarily by increased international revenues in our Expedited Transportation unit and continued strong growth in our Freight Brokerage unit.

Total gross margin dollars in 2011 increased 8.7% to $29.8 million as compared to $27.4 million in 2010. As a percentage of revenue, gross margin was 16.8% as compared to 17.3% in 2010. The decrease in gross margin can be attributed primarily to the following items:

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

SG&A expense as a percentage of revenue was 15.8% in 2011, as compared to 12.0% in 2010. Overall, SG&A expense increased by $9.1 million in 2011 compared to 2010, resulting from an increase of $4.2 million in purchased services, of which approximately $1.0 million represented indirect expenses associated with the Equity Investment and $1.9 million represented recruiting and other costs related to new executive team appointments. Salary and benefit costs increased by $3.1 million related primarily to our investment in additional salespeople at Freight Brokerage and Freight Forwarding and the new executive team appointments, of which $850,000 were one-time guarantees recorded during the fourth quarter of 2011. Additionally, other SG&A costs were up $1.9 million mainly due to equity compensation expense of approximately $0.9 million recorded in the fourth quarter of 2011 related to equity grants for the new executive team.

Our effective income tax rate in 2011 and 2010 was 48.6% and 39.7%, respectively. The increase in the rate in 2011 is due to prior period tax charges incurred in 2011.

The Company finished 2011 with $0.8 million in net income, an 84.5% decrease when compared to $4.9 million in 2010. Investment in the new executive team and corporate infrastructure, which includes payroll, equity compensation and professional fees, and indirect transaction costs related to the Equity Investment contributed to the reduction in net income.

Freight Brokerage

Statement of Operations Data

For the Year Ended December 31,

(In thousands)

				Percent of Revenue
	2012	2011	2010	2012	2011	2010
Revenue
Operating revenue	$125,121	$29,186	$19,994	100.0%	100.0%	100.0%
Direct expense
Transportation services	108,507	24,434	16,675	86.7%	83.7%	83.4%
Other direct expense	489	55	10	0.4%	0.2%	0.1%

Total direct expense	108,996	24,489	16,685	87.1%	83.9%	83.5%

Gross margin	16,125	4,697	3,309	12.9%	16.1%	16.5%

SG&A expense
Salaries & benefits	15,170	2,484	1,761	12.1%	8.5%	8.8%
Purchased services	1,694	148	98	1.4%	0.5%	0.5%
Other SG&A expense	3,590	716	554	2.9%	2.5%	2.8%
Depreciation & amortization	1,223	44	31	1.0%	0.2%	0.2%

Total SG&A expense	21,677	3,392	2,444	17.3%	11.6%	12.2%

Operating (loss) income	(5,552)	1,305	865	-4.4%	4.5%	4.3%

Freight Brokerage

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenue in our Freight Brokerage segment increased by 328.7% to $125.1 million in 2012 compared to $29.2 million in fiscal year 2011. Revenue growth was primarily due to the acquisitions of Turbo, BirdDog, Kelron and Continental, as well as an increase in volumes at our eight cold-start sales offices during the year ended December 31, 2012. Year-over-year headcount increased by 560 sales and procurement personnel within Freight Brokerage.

Freight Brokerage’s gross margin dollars increased 243.3% to $16.1 million in 2012 from $4.7 million in 2011. As a percentage of revenue, Freight Brokerage’s gross margin was 12.9% in 2012, compared to 16.1% in 2011. The decrease in gross margin as a percentage of revenue was due primarily to our eight cold-start sales offices, which are still in the start-up phase.

SG&A expense increased 536.1% to $21.6 million in 2012 from $3.4 million in 2011. The increase in SG&A expense was associated with the addition of Turbo, Kelron, Continental and BirdDog, as well as investments in sales force recruitment and the opening of new offices.

Our Freight Brokerage operations generated an operating loss of $5.6 million in 2012 compared to operating income of $1.3 million in 2011. The reduction in operating income was attributable to the increase in SG&A expense and the lower gross margin percentage associated with our cold-start sales offices.

Management’s growth strategy for Freight Brokerage is based on:

•	Selective acquisitions of non-asset based freight brokerage firms that would benefit from our scale and potential access to capital;

•	The opening of new freight brokerage sales offices;

•	Investment in an expanded sales and service workforce;

•	Technology investments to improve efficiency in sales, freight tracking and carrier procurement; and

•	The integration of industry best practices, with specific focus on better leveraging our scale and lowering administrative overhead.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue in our Freight Brokerage segment increased by 46.0% to $29.2 million in 2011 compared to $20.0 million in 2010. Revenue growth was primarily due to the expansion of the Freight Brokerage customer base resulting from an increase in salesperson headcount.

Freight Brokerage’s gross margin dollars increased 41.9% to $4.7 million in 2011 from $3.3 million in 2010. As a percentage of revenue, Freight Brokerage gross margin was relatively flat at 16.1% in 2011, compared to 16.5% in 2010.

SG&A expense increased 38.8% to $3.4 million in 2011 from $2.4 million in 2010. The increase in SG&A expense was associated with the increase in salaries and benefits of $0.7 million for full year 2011 as compared to 2010, due primarily to our investments in new salespeople and sales commissions related to the volume growth.

Our Freight Brokerage operations generated operating income of $1.3 million in 2011 compared to operating income of $0.9 million in 2010. The increase in operating income was due to the increased gross margin dollars.

Expedited Transportation

Summary Financial Table

For the Year Ended December 31,

(In thousands)

				Percent of Revenue
	2012	2011	2010	2012	2011	2010
Revenue
Operating revenue	$94,008	$87,558	$76,644	100.0%	100.0%	100.0%
Direct expense
Transportation services	73,376	66,267	57,129	78.1%	75.7%	74.5%
Other direct expense	3,738	2,998	2,097	4.0%	3.4%	2.7%

Total direct expense	77,114	69,265	59,226	82.0%	79.1%	77.3%

Gross margin	16,894	18,293	17,418	18.0%	20.9%	22.7%

SG&A expense
Salaries & benefits	6,613	6,854	7,061	7.0%	7.8%	9.2%
Purchased services	1,015	1,426	1,249	1.1%	1.6%	1.6%
Other SG&A expense	2,121	1,411	1,008	2.3%	1.6%	1.3%
Depreciation & amortization	320	403	494	0.3%	0.5%	0.6%

Total SG&A expense	10,069	10,094	9,812	10.7%	11.5%	12.8%

Operating income	6,825	8,199	7,606	7.3%	9.4%	9.9%

Note: Total depreciation and amortization for the Expedited Transportation operating segment, included in both direct expense and SG&A, was $0.5 million, $0.6 million and $0.7 million, for the years ended December 31, 2012, 2011 and 2010, respectively.

Expedited Transportation

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenue in our Expedited Transportation segment increased 7.4% to $94.0 million in 2012 from $87.6 million in 2011. This growth was driven by an increase in temperature control and international revenue as well as an increase in air charter revenue related to a customer project completed in the first quarter of 2012.

During 2012, fuel surcharge revenue represented 14.9% of total Expedited Transportation revenue, compared to 16.4% in 2011.

Direct expenses consist primarily of payments to independent contractors for transportation services, insurance and truck leasing expense. Expedited Transportation gross margin dollars decreased 7.6% to $16.9 million in 2012 from $18.3 million in 2011. As a percentage of revenue, Expedited Transportation gross margin was 18.0% in 2012, compared to 20.9% in 2011. The decrease in gross margin as a percentage of revenue primarily reflects higher rates paid to independent fleet owners and owner-operators, effective March 1, 2012, and an increase in costs associated with fleet recruiting initiatives.

SG&A expense remained flat at $10.1 million in 2012 compared to 2011. As a percentage of revenue, SG&A expense decreased to 10.7% in 2012 compared to 11.5% in 2011.

Operating income decreased to $6.8 million in 2012 compared to $8.2 million in 2011. The decrease in operating income was primarily related to the decrease in gross margin as a percent of revenue and an increase in SG&A, as described above.

Management’s growth strategy for our Expedited Transportation segment is based on:

•	Targeted investments to expand the sales and service workforce, in order to capture key opportunities in specialized areas (e.g., cross-border, refrigeration and air charter);

•	An increased focus on carrier recruitment and retention, as well as improved utilization of the current carrier fleet;

•	Technology upgrades to improve efficiency in sales and carrier procurement; and

•	Selective acquisitions of non-asset based expedited businesses that would benefit from our scale and potential access to capital.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue in our Expedited Transportation segment increased 14.2% to $87.6 million in 2011 from $76.6 million in 2010. As the international component of our Expedited Transportation unit increased during 2011, Mexican and Canadian cross-border freight represented 24.2% of segment revenue in 2011, compared to 20.1% of segment revenue in 2010.

During 2011, rising fuel prices positively impacted our revenue as fuel charge revenues represented 16.4% of our revenue as compared to 12.3% in 2010.

Expedited Transportation gross margin dollars increased 5.0% to $18.3 million in 2011 from $17.4 million in 2010. As a percentage of revenue, Expedited Transportation gross margin was 20.9% in 2011, compared to 22.7% in 2010. Gross margin decreased primarily due to the following:

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

Historically, the utilization of brokered carriers has enabled our Expedited Transportation unit to handle peak volume periods for its customers while building its fleet of independent contractor drivers. Brokered carriers also are utilized to more efficiently handle freight that crosses into Canada or Mexico. This component of Expedited Transportation’s purchased transportation costs is critical to our ongoing success; however, gross margin percentages relating to this business are typically lower than margins associated with our own fleet of independent contractor drivers. During 2011, 32.5% of our Expedited Transportation unit’s revenue was carried by brokered carriers as compared to 29.6% in 2010. The increase was due primarily to the growth of our international business.

SG&A expense increased 2.9% to $10.1 million in 2011 from $9.8 million in 2010. As a percentage of revenue, SG&A expense was 11.5% in 2011, compared to 12.8% in 2010. The decrease in SG&A as a percentage of revenues was driven by improved leverage as our 2011 Expedited Transportation revenues increased $11.0 million as compared to 2010, with a 2.9% increase during 2011 of $0.3 million in SG&A expenses as compared to 2010.

Operating income increased to $8.2 million in 2011 compared to $7.6 million in 2010. The increase in operating income was primarily related to the factors described above.

Freight Forwarding

Summary Financial Table

For the Year Ended December 31,

(In thousands)

				Percent of Revenue
	2012	2011	2010	2012	2011	2010
Revenue
Operating revenue	$67,692	$65,148	$65,222	100.0%	100.0%	100.0%
Direct expense
Transportation services	50,381	47,122	47,694	74.4%	72.3%	73.1%
Station commissions	9,321	11,098	10,724	13.8%	17.0%	16.4%
Other direct expense	182	140	131	0.3%	0.2%	0.2%

Total direct expense	59,884	58,360	58,549	88.5%	89.6%	89.8%

Gross margin	7,808	6,788	6,673	11.5%	10.4%	10.2%

SG&A expense
Salaries & benefits	4,050	2,897	2,670	6.0%	4.4%	4.1%
Purchased services	597	432	228	0.9%	0.7%	0.3%
Other SG&A expense	1,479	1,339	1,264	2.2%	2.1%	1.9%
Depreciation & amortization	574	575	629	0.8%	0.9%	1.0%

Total SG&A expense	6,700	5,243	4,791	9.9%	8.0%	7.3%

Operating income	1,108	1,545	1,882	1.6%	2.4%	2.9%

Freight Forwarding

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenue in our Freight Forwarding segment increased 3.9% to $67.7 million in 2012 from $65.1 million in 2011. The increase was the result of higher revenues at our Company-owned branches.

Direct expense consists primarily of payments for purchased transportation and commissions paid to Freight Forwarding’s independently-owned stations. Freight Forwarding’s gross margin dollars increased 15.0% to $7.8 million in 2012 from $6.8 million in 2011. As a percentage of revenue, Freight Forwarding gross margin increased to 11.5% in 2012 as compared to 10.4% in 2011. The increase is due to the increase in revenues at our Company-owned branches, which yield higher margins than our independently-owned stations as commission expense is not incurred as a direct cost for the Company-owned branches.

SG&A expense increased 27.8% to $6.7 million in 2012 from $5.2 million in 2011. As a percentage of revenue, SG&A expense increased to 9.9% in 2012 as compared to 8.0% in 2011. The increase in SG&A expense is mainly due to the investment associated with opening our Company-owned branches in Chicago, IL, Houston, TX, Los Angeles, CA, Minneapolis, MN, Charlotte, NC, and Atlanta, GA.

As of December 31, 2012, Freight Forwarding had 27 locations, consisting of 19 independently-owned stations and eight Company-owned branches. This compares to 25 locations as of December 31, 2011, consisting of 23 independently-owned stations and two Company-owned branches.

Operating income decreased to $1.1 million in 2012 compared to $1.5 million in 2011. The reduction in operating income was primarily related to the increase in SG&A expense, as described above.

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

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue in our Freight Forwarding segment decreased 0.1% to $65.1 million in 2011 from $65.2 million in 2010. The gains in the first six months of 2011 were offset in the last six months of 2011 by certain lost revenue from larger customers and specific project work from 2010.

Direct expense consists primarily of payments for purchased transportation and commissions paid to Freight Forwarding’s independently-owned stations. As a percentage of revenue, Freight Forwarding’s gross margin was flat at 10.4% in 2011, compared to 10.2% in 2010.

SG&A expense increased 9.4% to $5.2 million in 2011 from $4.8 million in 2010. As a percentage of revenue, SG&A expense was 8.0% in 2011 as compared to 7.3% in 2010. The increase in SG&A expense is mainly due to an increase in purchased services and our investments in additional salespeople.

Operating income decreased to $1.5 million in 2011 compared to $1.9 million in 2010. The reduction in operating income was primarily related to the increase in SG&A expense, as described above.

As of December 31, 2011 and December 31, 2010, the Company maintained a network of 23 independent offices and two Company-owned branches.

XPO Corporate

Summary of Selling, General and Administrative Expense

For the Year Ended December 31,

(In thousands)

				Percent of Revenue
	2012	2011	2010	2012	2011	2010

SG&A expense
Salaries & benefits	$13,445	$4,103	$547	4.8%	2.3%	0.3%
Purchased services	12,082	4,727	944	4.3%	2.7%	0.6%
Other SG&A expense	4,425	471	397	1.6%	0.3%	0.3%
Depreciation & amortization	391	24	19	0.1%	0.0%	0.0%

Total SG&A expense	$30,343	$9,325	$1,907	10.9%	5.3%	1.2%

Corporate

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Corporate SG&A expense in 2012 increased by $21.0 million compared to 2011. As a percentage of consolidated revenue, Corporate SG&A expense was 10.9% in fiscal year 2012, compared with 5.3% in 2011. The increase was driven by a higher headcount in corporate shared services as well as higher purchased services and other SG&A expense. Included in the salaries and benefits increase is additional stock compensation expense of $3.2 million over prior year. Purchased services in 2012 included $2.9 million of acquisition-related transaction costs, $2.5 million of litigation-related legal costs, and $2.0 million for compliance costs. Other operating expense increased primarily due to increased travel costs and costs associated with our acquisitions strategy such as due diligence, accounting services and integration cost as well as facility costs that are due to our increase in headcount.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Total SG&A expense in 2011 increased by $7.4 million as compared to 2010. As a percentage of revenue, total SG&A expense increased to 5.3% in 2011, compared with 1.2% in 2010. Approximately $3.7 million of the full-year 2011 increase related to the Equity Investment and executive team appointments described above, of which approximately $1.2 million was recorded in the quarter ended December 31, 2011. For the fourth quarter of 2011, Corporate costs were $4.8 million.

Liquidity and Capital Resources

General

As of December 31, 2012, we had $271.9 million of working capital, including cash of $252.3 million, compared to working capital of $83.1 million, including cash of $74.0 million, as of December 31, 2011. This increase of $188.8 million in working capital during the year was due to the receipt of $137.0 million of net proceeds from the Offering, which closed on March 20, 2012, and $138.5 million from the 4.5% Convertible Senior Notes issued on September 26, 2012, including the overallotment option exercise on October 17, 2012, offset by the investments to acquire Turbo, BirdDog, Kelron and Continental and cash used in operations. As of December 31, 2012, our cash balances were held in cash depository and money market accounts at five financial institutions.

During 2012, we funded operations, capital expenditures and preferred stock dividends through cash on hand. We continually evaluate our liquidity requirements, capital needs and availability of capital resources based on our operating needs and our planned growth initiatives. In addition to our existing cash balances and net cash provided by operating activities, in certain circumstances we may also use debt financings and issuances of equity or equity-related securities to fund our operating needs and growth initiatives.

We believe that our existing cash balances will be sufficient for the next twelve months to finance our existing operations and growth initiatives.

Cash Flow

During 2012, $24.3 million was used in cash from operations compared to the generation of $6.6 million in 2011. The primary use of cash for the period was payment of SG&A expenses incurred as a result of our growth strategy and transportation services.

Cash generated from revenue equaled $264.8 million in 2012 as compared to $178.7 million in 2011. Cash flow increases are related primarily to volume increases between the periods ended December 31, 2012 and 2011.

Cash used for payment of transportation services in 2012 equaled $223.0 million as compared to $148.3 million in 2011. The increase in cash outflows between the two periods directly correlates to the increase in revenues between the two periods.

Other operating uses of cash included SG&A items, which equaled $67.2 million and $23.4 million in 2012 and 2011, respectively. Significant SG&A items include payroll and purchased services. Payroll expense equaled $31.3 million in 2012 compared to $13.6 million for the same period in 2011. Noncash compensation expense equaled $4.4 million in 2012 compared to $1.2 in 2011. Included in the $31.3 million in payroll expense is $0.7 million of management bonuses accrued during the period, which will be paid in future periods.

Investing activities used approximately $64.7 million during 2012 compared to a use of $1.2 million from these activities during 2011. During the current period, $57.2 million was used for acquisitions, $7.0 million was used to purchase fixed assets and $0.5 million was used to make the final earn-out payment to the former owners of LRG International. During the same period in 2011, we used $0.5 million to make an earn-out payment and $0.8 million to purchase fixed assets.

Financing activities generated approximately $267.2 million in 2012, compared to $68.0 million in 2011. Our main source of cash from financing activities during 2012 came from $138.5 million of net proceeds from the convertible senior notes and $137.0 million of net proceeds from the Offering. The primary use of cash in financing activities during 2012 was the payoff of our revolving credit facility and term loan for $2.1 million and the dividends paid to preferred stockholders of $3.0 million. During 2011, sources of cash from financing activities included $71.6 million of net proceeds from the issuance of the Preferred Stock and the Warrants, and $0.7 million in proceeds from employee and director stock options. The primary uses of cash for the same period in 2011 were payments on our line of credit of $2.7 million and payments on our term loan of $1.2 million.

Long-Term Debt and Line of Credit

In conjunction with the acquisition of Kelron on August 3, 2012, the Company assumed Kelron’s credit agreements with Royal Bank of Canada (“RBC”) dated April 21, 2011 and amended May 8, 2012 (the “Agreements”), which provided for a $5.0 million revolving demand facility (the “Revolving Demand Facility”) subject to certain borrowing limits. Borrowings under the Agreements can be made either as Royal Bank Prime based loans in Canadian currency at the interest rate equal to the Royal Bank Prime (as defined in the Agreements) rate plus 2.00 percent or as Royal Bank US Base Rate loans in U.S. currency at the interest rate equal to the Royal Bank US Base Rate (as defined in the Agreements) plus 2.00 percent. Borrowings under the Revolving Demand Facility are payable upon demand by RBC. The Revolving Demand Facility is guaranteed by a first ranking security interest in all personal property of Kelron. The Agreements contain customary representations, warranties and general covenants, with which we were in compliance at December 31, 2012.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2012 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Capital leases payable	$154	$30	$73	$51	$—
Notes payable	1,013	461	552	—	—
Operating/real estate leases	16,689	3,291	5,070	4,707	3,621
Employment contracts	17,825	5,415	9,472	2,938	—
Convertible senior notes	140,625	6,469	12,938	12,938	108,280

Total contractual cash obligations	$176,306	$15,666	$28,105	$20,634	$111,901

We do not have any material commitments that have not been disclosed elsewhere.

CRITICAL ACCOUNTING POLICIES

We prepare our audited Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that impact the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the audited Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. We review our estimates, including but not limited to: accrued revenue, purchased transportation, recoverability of long-lived assets, accrual of acquisition earn-outs, estimated legal accruals, valuation allowances for deferred taxes, reserve for uncertain tax positions, and allowance for doubtful accounts, on a regular basis and makes adjustments based on historical experiences and existing and expected future conditions. These evaluations are performed and adjustments are made as information is available. Management believes that these estimates are reasonable and has discussed them with the audit committee of our board of directors. However, actual results could differ from these estimates. Note 1 to our audited Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our audited Consolidated Financial Statements. There were no significant changes to our critical accounting policies in 2012. The following is a brief discussion of our critical accounting policies and estimates.

Revenue Recognition

We recognize revenue at the point in time when delivery is completed on the freight shipments it handles, with related costs of delivery being accrued as incurred and expensed within the same period in which the associated revenue is recognized. We use the following supporting criteria to determine that revenue has been earned and should be recognized:

•	Persuasive evidence of an arrangement exists;

•	Services have been rendered;

•	The sales price is fixed and determinable; and

•	Collectability is reasonably assured.

We report revenue on a gross basis in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) Topic 605, “Reporting Revenue Gross as Principal Versus Net as an Agent”. We believe presentation on a gross basis is appropriate under ASC Topic 605 in light of the following factors:

•	We are the primary obligor and are responsible for providing the service desired by the customer.

•

The customer holds us responsible for fulfillment, including the acceptability of the service (requirements may include, for example, on-time delivery, handling freight loss and damage claims, establishing pick-up and delivery times, and tracing shipments in transit).

•

For Expedited Transportation and Freight Brokerage, we have complete discretion to select our drivers, contractors or other transportation providers (collectively, “service providers”). For Freight Forwarding, we enter into agreements with significant service providers that specify the cost of services, among other things, and has ultimate authority in providing approval for all service providers that can be used by Freight Forwarding’s independently-owned stations. Independently-owned stations may further negotiate the cost of services with Freight Forwarding-approved service providers for individual customer shipments.

•	Expedited Transportation and Freight Brokerage have complete discretion to establish sales prices. Independently-owned stations within Freight Forwarding have the discretion to establish sales prices.

•

We bear credit risk for all receivables. In the case of Freight Forwarding, the independently-owned stations reimburse Freight Forwarding for a portion (typically 70-80%) of credit losses. Freight Forwarding retains the risk that the independent station owners will not meet this obligation.

Valuations for Accounts Receivable

Our allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance of $0.6 million as of December 31, 2012 increased compared to the allowance of $0.4 million as of December 31, 2011. We believe that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures we have identified and our historical loss experience.

Stock-Based Compensation

We account for share-based compensation based on the equity instrument’s grant date fair value in accordance with ASC Topic 718, “Compensation—Stock Compensation”. The fair value of each share-based payment award is established on the date of grant. For grants of restricted stock segments, including those subject to service-based vesting conditions and those subject to service and performance-based vesting conditions, the fair value is established based on the market price on the date of the grant. For grants of options, we use the Black-Scholes option pricing model to estimate the fair value of share-based payment awards. The determination of the fair value of share-based awards is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.

The weighted-average fair value of each stock option recorded in expense for the twelve-month period ended December 31, 2012 was estimated on the date of grant using the Black-Scholes option pricing model and is amortized over the requisite service period of the option. We have used one grouping for the assumptions, as our option grants have similar characteristics. The expected term of options granted has been derived based upon our history of actual exercise behavior and represents the period of time that options granted are expected to be outstanding. Historical data was also used to estimate option exercises and employee terminations. Estimated volatility is based upon our historical market price at consistent points in a period equal to the expected life of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and the expected dividend yield is zero.

Income Taxes

Taxes on income are provided in accordance with ASC Topic 740, “Income Taxes”. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in our audited Consolidated Financial Statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax basis of particular assets and liabilities, and the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the enactment date. A valuation allowance is provided to offset the net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Management periodically assesses the likelihood that we will utilize our existing deferred tax assets and records a valuation allowance for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2012, the Company has not made a provision for U.S. or additional foreign withholding taxes for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

Goodwill and Intangible Assets with Indefinite Lives

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. Intangible assets with indefinite lives consist principally of the Express-1 and CGL trade names. We follow the provisions of ASC Topic 350, “Intangibles—Goodwill and Other”, which requires an annual impairment test for goodwill and intangible assets with indefinite lives. Under accounting standards, we may first make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it is necessary to calculate the fair values of our reporting units under the two-step goodwill impairment test.

If we determine that a quantitative assessment is necessary, then goodwill is evaluated using a two-step impairment test at the reporting unit level. The first step compares the book value of a reporting unit, including goodwill, with its fair value. If the book value of a reporting unit exceeds its fair value, we complete the second step in order to determine the amount of goodwill impairment loss that should be recorded. In the second step, we determine an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill. The amount of impairment is equal to the excess of the book value of goodwill over the implied fair value of that goodwill. We perform the annual impairment testing during the third quarter unless events or circumstances indicate impairment of the goodwill may have occurred before that time. For the periods presented, we did not recognize any goodwill impairment as the estimated fair value of our reporting units with goodwill exceeded the book value of these reporting units.

Identified Intangible Assets

We follow the provisions of ASC Topic 360, “Property, Plant and Equipment”, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. We review long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. We estimate fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. During 2012, 2011 and 2010, there was no impairment of the identified intangible assets.

Our intangible assets subject to amortization consist of non-compete agreements, customer relationships and other intangibles that are amortized on a straight-line basis over the estimated useful lives of the related intangible asset. The estimated useful lives of the respective intangible assets range from four months to 12 years.

Off-balance Sheet Arrangements

We are not a party to any transactions that would be considered “off-balance sheet arrangements” under Item 303(a)(4) of Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates.

Interest Rate Risk. As of December 31, 2012, we held $252.3 million of cash in cash depository and money market funds held in depository accounts at five financial institutions. The primary market risk associated with these investments is liquidity risk. A hypothetical 100-basis-point change in the interest rate would not have a material effect on our earnings. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates.

Foreign Currency Exchange Risk. As a result of our acquisition of the freight brokerage operations of Kelron on August 3, 2012, our Canadian-based business and results of operations are exposed to movements in the U.S. dollar to Canadian dollar foreign currency exchange rate. As a result of our presence in Canada, a portion of our revenue is denominated in Canadian dollars. If the U.S. dollar strengthens against the Canadian dollar, our revenues reported in U.S. dollars would decline. With regard to operating expense, our primary exposure to foreign currency exchange risk relates to operating expense incurred in Canadian dollars. If the Canadian dollar strengthens, costs reported in U.S. dollars will increase. Movements in the U.S. dollar to

Canadian dollar foreign currency exchange rate did not have a material effect on our revenue during 2012. A hypothetical ten percent change in average exchange rates versus the U.S. dollar would not have resulted in a material change to our earnings for 2012.

From time to time, we use foreign currency forward contracts to reduce part of the variability in certain forecasted Canadian dollar denominated cash flows. Generally, these instruments are for maturities of six months or less. We consider several factors when evaluating hedges of our forecasted foreign currency exposures, such as significance of the exposure, offsetting economic exposures and potential costs of hedging. We do not enter into derivative transactions for purposes other than hedging economic exposures. During fiscal 2012, we entered into forward contracts to reduce the variability in our Canadian dollar denominated revenues and operating expenses that relate to our Canadian-based operations.

Convertible Debt Outstanding. The fair market value of our outstanding issue of convertible senior notes is subject to interest rate and market price risk due to the convertible feature of the notes and other factors. Generally the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the notes may also increase as the market price of our stock rises and decrease as the market price of our stock falls. Interest rate and market value changes affect the fair market value of the convertible senior notes, and may affect the prices at which we would be able to repurchase such convertible senior notes were we to do so. These changes do not impact our financial position, cash flows or results of operations. For additional information on the fair value of our outstanding convertible senior notes, see Note 2 to our audited Consolidated Financial Statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and supplementary data of the Company required by this Item are included at pages 49-75 of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Management’s Annual Report on Internal Control over Financial Reporting

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

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, we believe that, as of December 31, 2012, our internal control over financial reporting is effective.

We acquired the capital stock of Kelron and the assets of Turbo during 2012, and we excluded from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012,

Kelron’s and Turbo’s internal control over financial reporting associated with total assets of $14,958,000 and $71,902,000, respectively, and total revenues of $30,722,000 and $27,197,000, respectively, included in the consolidated financial statements of XPO Logistics, Inc and subsidiaries as of and for the year ended December 31,2012. For additional information on the Kelron and Turbo acquisitions, see Note 3 to our audited Consolidated Financial Statements.

Change in Internal Controls

In connection with the evaluation by management, including the Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, there have not been any changes during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except as discussed above with respect to the acquisitions of Kelron and Turbo. The Company is in the process of integrating these acquired businesses into the Company’s overall internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Part III of Form 10-K (other than certain information required by Item 401 of Regulation S-K with respect to our executive officers, which is set forth under Item 1 of Part I of this Annual Report on Form 10-K) will be set forth in our Proxy Statement relating to the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

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

The information required by Item 11 of Part III of Form 10-K will be set forth in our Proxy Statement relating to the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Part III of Form 10-K (other than certain information required by Item 201(d) of Regulation S-K with respect to equity compensation plans, which is set forth below) will be set forth in our Proxy Statement relating to the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Equity Compensation Plan

The following table sets forth information, as of December 31, 2012, with respect to the Company’s compensation plans under which equity securities are authorized for issuance.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (1)	1,333,332	$9.91	3,164,787

Equity compensation plans not approved by security holders (2)	50,000	14.09	—

Total	1,383,332	$10.06	3,164,787

(1)	These securities include 1,333,332 stock options.
(2)	These securities were granted to our Chief Financial Officer in February 2012 outside the security holder-approved plan as an employment inducement grant. These securities include 50,000 stock options.

Additionally, the Company has in place an employee stock ownership plan in which 59,253 shares of the Company’s common stock are held on behalf of qualifying employees. The Company is in the process of terminating and liquidating the employee stock ownership plan, effective as of December 31, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Part III of Form 10-K will be set forth in our Proxy Statement relating to the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Part III of Form 10-K will be set forth in our Proxy Statement relating to the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Exhibits

The exhibits listed on the accompanying Exhibit Index on page 68 of this Annual Report on Form 10-K are filed or incorporated by reference as part of this Annual Report on Form 10-K and such Exhibit Index is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned, thereunto duly authorized.

March 12, 2013

XPO LOGISTICS, INC.

By:	/s/ Bradley S. Jacobs
Bradley S. Jacobs
(Chairman of the Board of Directors and Chief Executive Officer)

By:	/s/ John J. Hardig
John J. Hardig
(Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated:

Signature	Title	Date

/s/ Bradley S. Jacobs Bradley S. Jacobs	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 12, 2013

/s/ John J. Hardig John J. Hardig	Chief Financial Officer (Principal Financial Officer)	March 12, 2013

/s/ Kent R. Renner Kent R. Renner	Senior Vice President—Chief Accounting Officer (Principal Accounting Officer)	March 12, 2013

/s/ G. Chris Andersen G. Chris Andersen	Director	March 12, 2013

/s/ Michael G. Jesselson Michael G. Jesselson	Director	March 12, 2013

/s/ Adrian P. Kingshott Adrian P. Kingshott	Director	March 12, 2013

/s/ James J. Martell James J. Martell	Director	March 12, 2013

/s/ Jason D. Papastavrou Jason D. Papastavrou	Director	March 12, 2013

/s/ Oren G. Shaffer Oren G. Shaffer	Director	March 12, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

XPO Logistics, Inc.:

We have audited the accompanying consolidated balance sheets of XPO Logistics, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). XPO Logistics, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9a of the Company’s December 31, 2012 annual report on Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XPO Logistics, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, XPO Logistics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

XPO Logistics, Inc. acquired the capital stock of Kelron Corporate Services Inc. (Kelron) and the assets of Turbo Logistics, Inc. and Turbo Dedicated, Inc. (collectively, Turbo) during 2012, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, Kelron’s and Turbo’s internal control over financial reporting associated with total assets of $14,958,000 and $71,902,000, respectively, and total revenues of $30,722,000 and $27,197,000, respectively, included in the consolidated financial statements of XPO Logistics, Inc and subsidiaries as of and for the year ended December 31, 2012. Our audit of internal control over financial reporting of XPO Logistics, Inc. also excluded an evaluation of the internal control over financial reporting of Kelron and Turbo.

(signed) KPMG LLP

Chicago, IL

March 12, 2013

XPO Logistics, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$252,293	$74,007
Accounts receivable, net of allowances of $603 and $356, respectively	61,245	22,425
Prepaid expenses	1,555	426
Deferred tax asset, current	1,406	955
Income tax receivable	2,569	1,109
Other current assets	1,866	219

Total current assets	320,934	99,141

Property and equipment, net of $5,323 and $3,937 in accumulated depreciation, respectively	13,090	2,979
Goodwill	55,947	16,959
Identifiable intangible assets, net of $4,592 and $3,320 in accumulated amortization, respectively	22,473	8,053
Other long-term assets	764	509

Total long-term assets	92,274	28,500

Total assets	$413,208	$127,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,108	$8,565
Accrued salaries and wages	3,516	2,234
Accrued expenses, other	21,123	2,789
Current maturities of notes payable and capital leases	491	1,675
Other current liabilities	1,789	808

Total current liabilities	49,027	16,071

Convertible senior notes	108,280	—
Notes payable and capital leases, net of current maturities	676	454
Deferred tax liability, long term	6,781	2,346
Other long-term liabilities	3,385	410

Total long-term liabilities	119,122	3,210

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares; 74,275 shares issued and outstanding	42,794	42,794
Common stock, $.001 par value; 150,000,000 shares authorized; 18,002,985 and 8,410,353 shares issued,respectively; and 17,957,985 and 8,365,353 shares outstanding, respectively	18	8
Additional paid-in capital	262,641	102,613
Treasury stock, at cost, 45,000 shares held	(107)	(107)
Accumulated deficit	(60,287)	(36,948)

Total stockholders’ equity	245,059	108,360

Total liabilities and stockholders’ equity	$413,208	$127,641

XPO Logistics, Inc.

Consolidated Statement of Operations

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Revenues
Operating revenue	$278,591	$177,076	$157,987
Expenses
Direct expense	237,765	147,298	130,587

Gross margin	40,826	29,778	27,400
Sales general and administrative expense	68,790	28,054	18,954

Operating (loss) income	(27,964)	1,724	8,446

Other expense	363	56	140
Interest expense	3,207	191	205

(Loss) income before income tax provision	(31,534)	1,477	8,101
Income tax (benefit) provision	(11,195)	718	3,213

Net (loss) income	(20,339)	759	4,888
Preferred stock beneficial conversion charge	—	(44,211)	—
Cumulative preferred dividends	(2,993)	(1,125)	—

Net (loss) income available to common shareholders	$(23,332)	$(44,577)	$4,888

Basic (loss) income per share
Net (loss) income	$(1.49)	$(5.41)	$0.61
Diluted (loss) income per share
Net (loss) income	$(1.49)	$(5.41)	$0.59
Weighted average common shares outstanding
Basic weighted average common shares outstanding	15,694	8,247	8,060
Diluted weighted average common shares outstanding	15,694	8,247	8,279

(Note: All share-related amounts in this press release and the financial tables reflect the 4-for-1 reverse stock split that was effected on September 2, 2011.)

XPO Logistics, Inc.

Consolidated Statement of Cash Flows

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities
Net (loss) income	$(20,339)	$759	$4,888
Adjustments to reconcile net income to net cash from operating activities
Provisions for allowance for doubtful accounts	916	219	(84)
Depreciation & amortization expense	2,713	1,240	1,290
Stock compensation expense	4,398	1,180	157
Accretion of debt	1,475	—	—
Other	2	12	4
Non-cash impairment of incentive payments	—	—	75
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(13,755)	1,627	(6,618)
Deferred tax expense	(8,260)	(327)	900
Income tax receivable	(1,556)	239	(1,348)
Other current assets	1,593	595	(355)
Prepaid expenses	(769)	(170)	(99)
Other long-term assets and advances	(276)	97	338
Accounts payable	(2,585)	(191)	1,987
Accrued expenses	12,661	1,097	1,780
Other liabilities	(518)	234	(658)

Cash provided (used) by operating activities	(24,300)	6,611	2,257

Investing activities
Acquisition of businesses, net of cash acquired	(57,236)	—	—
Payment of acquisition earn-out	(450)	(450)	(500)
Payment for purchases of property and equipment	(6,981)	(754)	(811)
Proceeds from sale of assets	—	13	2

Cash Flows used by investing activities	(64,667)	(1,191)	(1,309)

Financing Activities
Credit line, net activity	(2,068)	(2,749)	(3,781)
Proceeds from issuance of preferred stock, net of issuance costs	—	71,628	—
Proceeds from issuance of convertible senior notes, net	138,504	—	—
Proceeds from issuance of long-term debt	—	—	5,000
Payments of notes payable and capital leases	(2,190)	(1,633)	(2,665)
Excess tax benefit from stock options	—	451	—
Proceeds from stock offering, net	136,961	—	—
Proceeds from exercise of options, net	248	704	564
Payments of tax withholdings for share exercises	(1,226)	—	—
Dividends paid to preferred stockholders	(3,000)	(375)	—

Cash flows provided by Financing Activities	267,229	68,026	(882)

Effect of exchange rate changes on cash	24	—	—
Net increase in cash	178,286	73,446	66
Cash, beginning of period	74,007	561	495

Cash, end of period of period	$252,293	$74,007	$561

Supplemental disclosure of noncash activities:
Cash paid during the period for interest	$22	$110	$124
Cash paid during the period for income taxes	$247	$233	$3,521

XPO Logistics, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Three Years Ended December 31, 2012, 2011 and 2010

(In thousands)

	Preferred Stock		Common Stock		Treasury Stock		Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount			Total
Balance, December 31, 2009			8,054	$8	(45)	$(107)	$26,512	$1,991	$28,404

Net Income								4,888	$4,888
Issuance of common stock for option exercise			118				564		$564
Stock compensation expense							157		$157

Balance, December 31, 2010	—	—	8,172	8	(45)	(107)	27,233	6,879	34,013
Net Income								759	$759
Issuance of common stock for option exercise			237				704		$704
Issuance of ESOP shares			1						$—
Issuance of preferred stock and warrants, net of issuance costs	75	42,794					28,834		$71,628
Deemed distribution for recognition of beneficial conversion feature on preferred stock							44,211	(44,211)	$—
Stock compensation expense							1,180		$1,180
Excess tax benefit from stock options							451		$451
Dividend paid								(375)	$(375)

Balance, December 31, 2011	75	42,794	8,410	8	(45)	(107)	102,613	(36,948)	108,360

Net loss	—	—	—	—	—	—	—	(20,339)	$(20,339)
Issuance of common stock for option exercise	—	—	289	—	—	—	248	—	$248
Tax witholdings for share exercises	—	—	—	—	—	—	(1,226)	—	(1,226)
Preferred stock conversion to common shares	(1)		104
Dividend paid	—	—	—	—	—	—	—	(3,000)	$(3,000)
Stock compensation expense	—	—	—	—	—	—	4,398	—	$4,398

Proceeds from common stock offering, net of issuance costs	—	—	9,200	10	—	—	136,952	—	$136,962
Equity component of convertible debt offering, net of issuance costs and deferred taxes	—	—	—	—	—	—	19,656	—	$19,656

Balance, December 31, 2012	74	$42,794	18,003	$18	(45)	$(107)	$262,641	$(60,287)	$245,059

XPO Logistics, Inc.

Notes to Consolidated Financial Statements

Years ended December 31, 2012, 2011 and 2010

1. Organization

Nature of Business

XPO Logistics, Inc. (the “Company”)—provides premium transportation and logistics services to thousands of customers through its three business units:

Freight Brokerage—provides truckload brokerage transportation services throughout the United States through our wholly-owned subsidiaries XPO Logistics, LLC, Bounce Logistics, Inc. (“Bounce”), and XPO Logistics Canada Inc.

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

Freight Forwarding—provides freight forwarding services through our wholly-owned subsidiary Concert Group Logistics, Inc. (“CGL”). Freight forwarding transportation services are sold and arranged for under the authority of CGL through independently-owned stations and eight company-owned branches located throughout the United States.

For specific financial information relating to the above business units, refer to Note 13—Operating Segments.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with the instructions to Form 10-K. We believe that the disclosures contained herein are adequate to make the information presented not misleading.

These consolidated financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position as of December 31, 2012 and 2011, and results of operations for the years ended December 31, 2012, 2011 and 2010. The preparation of the consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenue and expense during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates.

Use of Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that impact the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. The Company reviews its estimates on a regular basis and makes adjustments based on historical experience and existing and expected future conditions. Estimates are made with respect to, among other matters, accrued revenue, purchased transportation, recoverability of long-lived assets, accrual of acquisition earn-outs, estimated legal accruals, valuation allowances for deferred taxes, reserve for uncertain tax positions, and allowance for doubtful accounts. These evaluations are performed and adjustments are made as information is available. Management believes that these estimates, which have been discussed with the audit committee of the Company’s board of directors, are reasonable; however, actual results could differ from these estimates.

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

•

The Company bears credit risk for all receivables. In the case of Freight Forwarding, the independently-owned stations reimburse Freight Forwarding for a portion (typically 70-80%) of credit losses. Freight Forwarding retains the risk that the independent station owners will not meet this obligation.

The Company’s Freight Forwarding Segment collects certain taxes and duties on behalf of their customers as part of the services offered and arranged for international shipments. The Company’s accounting policy is to present these collections on a gross basis with the revenue recognized of $2.4 million, $2.0 million and $1.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Goodwill and Intangible Assets with Indefinite Lives

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. Intangible assets with indefinite lives consist principally of the Express-1 and CGL trade names. The Company follows the provisions of ASC Topic 350, “Intangibles—Goodwill and Other”, which requires an annual impairment test for goodwill and intangible assets with indefinite lives. The Company may first choose to perform a qualitative evaluation of the likelihood of goodwill impairment. For the goodwill that was the result of current year acquisitions, the Company chose to perform a qualitative evaluation. If the Company determined a quantitative evaluation was necessary, the Goodwill at the report unit was subject to a two-step impairment test. The first step compares the book value of a reporting unit, including goodwill, with its fair value. If the book value of a reporting unit exceeds its fair value, the Company completes the second step in order to determine the amount of goodwill impairment loss that should be recorded. In the second step, the Company determines an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill. The amount of impairment is equal to the excess of the book value of goodwill over the implied fair value of that goodwill. The Company performs the annual impairment testing during the third quarter unless events or circumstances indicate impairment of the goodwill may have occurred before that time. For the periods presented, the Company did not recognize any goodwill impairment as the estimated fair value of its reporting units with goodwill exceeded the book value of these reporting units. For additional information refer to Note 6—Goodwill.

Identifiable Intangible Assets

The Company follows the provisions of ASC Topic 360, “Property, Plant and Equipment”, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. The Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. During the periods ended December 31, 2012, 2011 and 2010, there was no impairment of the identified intangible assets.

The Company’s intangible assets subject to amortization consist of non-compete agreements, customer relationships and other intangibles that are amortized on a straight-line basis over the estimated useful lives of the related intangible asset. The estimated useful lives of the respective intangible assets range from four months to 12 years.

The following table sets forth the Company’s identifiable intangible assets as of December 31, 2012 and 2011 (in thousands):

	December 31, 2012	December 31, 2011
Indefinite Lived Intangibles
Trade names	$6,416	$6,420

Definite Lived Intangibles:
Trade names	1,246	220
Non-compete agreements	3,050	763
Customer lists and relationships	14,281	1,974
Other intangible assets	2,072	1,996

	20,649	4,953
Less: accumulated amortization	(4,592)	(3,320)

Intangible assets, net	$16,057	$1,633

Total Identifiable Intangibles	$22,473	$8,053

Estimated amortization expense for amortizable intangible assets for the next five years is as follows:

	2013	2014	2015	2016	2017
Estimated amortization expense	$2,123	$1,491	$1,411	$1,398	$1,356

Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events

Other Long-Term Assets

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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2012 and 2011 (in thousands):

	Fair Value Measurements as of December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$239,443	$239,443	$—	$—

Liabilities:
Contingent consideration obligations	$392	$—	$—	$392

	Fair Value Measurements as of December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$—	$—	$—	$—

Liabilities:
Contingent consideration obligations	$450	$—	$—	$450

Estimated Fair Value of Financial Instruments

The aggregate net fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain financial instruments approximated their fair values as of the years ended December 31, 2012 and 2011. These financial instruments include cash, accounts receivable, notes receivable, accounts payable, accrued expense, notes payable and short-term borrowings. Fair values approximate carrying values for these financial instruments since they are short-term in nature and they are receivable or payable on demand. The fair value of the Freight Forwarding notes receivable from the owners of the independently-owned stations approximated their respective carrying values based on the interest rates associated with these instruments.

The Company has convertible senior notes for which we are obligated to repay the face value, unless the holder agrees to a lesser amount or elects to convert all or a portion of such notes into the Company’s common stock. The aggregate principal amounts of these convertible senior notes at issuance were $125.0 million with a fair value of $122.6 million. The convertible senior notes were allocated to long-term debt and equity in the amounts of $92.8 million and $27.5 million, respectively. These amounts are net of debt issuance costs of $3.6 million for debt and $1.1 million for equity. The underwriters exercised the overallotment option to purchase $18.8 million additional principal amount of the convertible senior notes. The Company received approximately $18.2 million in net proceeds after underwriting discounts, commissions and expenses were paid. The overallotment option was allocated to long-term debt and equity in the amounts of $14.0 million and $4.2 million, respectively. These amounts are net of debt issuance costs of $0.5 million for debt and $0.1 million for equity. The fair value of the convertible senior notes, including the overallotment option, was $168.4 million as of December 31, 2012. The convertible senior notes contain an optional redemption right in favor of the Company, although it is our present intent not to exercise such redemption right. Accordingly, the fair value of the bifurcated coupon make-whole premium that would be payable to holders in the event of a redemption has been valued at $0.0 million. For additional information refer to Note 5—Debt.

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

The weighted-average fair value of each stock option recorded in expense for the years ended December 31, 2012, 2011, and 2010 were estimated on the date of grant using the Black-Scholes option pricing model and is amortized over the requisite service period of the option. The Company has used one grouping for the assumptions, as its option grants have similar characteristics. The expected term of options granted has been derived based upon the Company’s history of actual exercise behavior and represents the period of time that options granted are expected to be outstanding. Historical data was also used to estimate option exercises and employee terminations. Estimated volatility is based upon the Company’s historical market price at consistent points in a period equal to the expected life of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and the expected dividend yield is zero. For additional information refer to Note 8—Stock-Based Compensation.

Earnings per Share

Earnings per common share are computed in accordance with ASC Topic 260, “Earnings per Share”, which requires companies to present basic earnings per share and diluted earnings per share. For additional information refer to Note 9—Earnings per Share.

Internal Use Software

The Company has adopted the provisions of ASC Topic 350, “Intangibles—Goodwill and Other”. Accordingly, certain costs incurred in the planning and evaluation stage of internal use computer software are expensed as incurred. Costs incurred during the application development stage are capitalized and included in property and equipment. Capitalized internal use software totaled $1.2 million and $0.0 million as of December 31, 2012 and 2011, respectively. Capitalized internal use software costs are amortized over the expected economic life of three years using the straight-line method.

Allowance for Doubtful Accounts

The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical experience, the age of the accounts receivable balances, credit quality of the Company’s customers, current economic conditions, and other factors that may affect customers’ ability to pay.

3. Acquisitions

Turbo Logistics, Inc.

On October 24, 2012, the Company entered into a definitive asset purchase agreement (the “Turbo Agreement”) with Turbo Logistics, Inc. and Turbo Dedicated, Inc. (collectively, “Turbo”), Ozburn-Hessey Logistics, LLC, and OHH Acquisition Corporation (collectively, the “Sellers”). Turbo primarily operates a non-asset-based, third party logistics business in Gainesville, GA; Reno, NV; Chicago, IL; and Dallas, TX. Pursuant to the Turbo Agreement, on October 24, 2012 the Company purchased substantially all of the assets of Turbo for total cash consideration of $50.1 million, excluding any working capital adjustments, with no assumption of debt. The working capital adjustments in connection with this acquisition are being finalized, although the Company does not expect there to be a material change in the purchase price as a result.

The Turbo acquisition was accounted for as a purchase business combination in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying consolidated balance sheet at their estimated fair values as of October 24, 2012, with the remaining unallocated purchase price recorded as goodwill. The following table outlines the Company’s consideration transferred and the identifiable net assets acquired at their estimated fair value as of October 24, 2012 (in thousands).

Consideration	$50,075

Less: Net Assets Acquired	4,494
Intangibles Acquired:
Less: Fair value of Trademarks/Trade names	725
Less: Fair value of Non-Compete Agreements	1,800
Less: Fair value of Customer Relationships	10,000

Goodwill	$33,056

As of December 31, 2012, the purchase price allocation is considered final except for any impact resulting from any final working capital adjustments. All goodwill recorded related to the acquisition relates to the Freight Brokerage segment and is deductible for income tax purposes.

The following unaudited pro forma consolidated results of operations for the twelve-month periods ended December 31, 2012 and 2011 present consolidated information of the Company as if the Turbo acquisition had occurred as of January 1, 2011 (in thousands):

	Pro Forma Twelve Months Ended December 31, 2012	Pro Forma Twelve Months Ended December 31, 2011
Revenue	$378,333	$302,664
Operating (Loss) Income	$(52,312)	$5,531
Net Loss	$(37,164)	$(42,593)
Loss per common share
Basic	$(2.56)	$(5.16)
Diluted	$(2.56)	$(5.16)

The unaudited pro forma consolidated results for the twelve-month periods were prepared using the acquisition method of accounting and are based on the historical financial information of Turbo and the Company. The historical financial information has been adjusted to give effect to pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisition on January 1, 2011.

Kelron Logistics

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

The Kelron acquisition was accounted for as a purchase business combination in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying consolidated balance sheet at their estimated fair values as of August 3, 2012, with the remaining unallocated purchase price recorded as goodwill. The following table outlines the Company’s consideration transferred and the identifiable net assets acquired at their estimated fair value as of August 3, 2012 (in thousands).

Consideration	$2,646

Plus: Net Liabilities Acquired	3,100
Intangibles acquired:
Less: Fair value of Trademarks/Trade names	251
Less: Fair value of Technology	75
Less: Fair value of Non-Compete Agreement	377
Less: Fair value of Customer Relationships	1,207
Less: Net deferred tax asset on fair value adjustments	221

Goodwill	$3,615

As of December 31, 2012, the purchase price allocation is considered final except for any impact resulting from any final working capital adjustments. During the fourth quarter of 2012, the Company recorded a measurement period adjustment to the fair value of Kelron’s accounts receivable at the acquisition date of $0.3 million as a result of the finalization of our evaluation of the fair value of accounts receivable. All goodwill recorded related to the acquisition relates to the Freight Brokerage segment and is not deductible for Canadian income tax purposes.

In conjunction with the acquisition, the Company issued notes payable to the sellers totaling $1.0 million. The notes do not bear any interest. The notes were treated as consideration transferred as part of the acquisition and are payable in equal quarterly installments on November 3, February 3, May 3 and August 3 of each year with the final installment to be due and payable on August 3, 2015. The Company used an imputed interest rate of 4.53% to determine the appropriate discount to apply to the notes. The carrying value of the notes payable at December 31, 2012 was $0.9 million.

In conjunction with the acquisition of Kelron on August 3, 2012, the Company assumed Kelron’s credit agreements with Royal Bank of Canada (“RBC”) dated April 21, 2011 and amended May 8, 2012 (the “Agreements”), which provide for a $5.0 million revolving demand facility (the “Revolving Demand Facility”) subject to certain borrowing limits. Borrowings under the Revolving Demand Facility can be made either as Royal Bank Prime based loans in Canadian currency at the interest rate equal to the Royal Bank Prime (as defined in the Agreements) rate plus 2.00 percent or as Royal Bank US Base Rate loans in U.S. currency at the interest rate equal to the Royal Bank US Base Rate (as defined in the Agreements) plus 2.00 percent. Borrowings under the Revolving Demand Facility are payable upon demand by RBC. The Revolving Demand Facility is guaranteed by a first ranking security interest in all personal property of Kelron. The Agreements contain customary representations, warranties and general covenants, with which the Company was in compliance at December 31, 2012.

The following unaudited pro forma consolidated results of operations for the twelve-month periods ended December 31, 2012 and 2011 present consolidated information of the Company as if the Kelron acquisition had occurred as of January 1, 2011 (in thousands):

	Pro Forma Twelve Months Ended December 31, 2012	Pro Forma Twelve Months Ended December 31, 2011

Revenue	$337,652	$278,152
Operating (Loss) Income	$(28,942)	$428
Net Loss	$(24,224)	$(45,667)
Loss per common share
Basic	$(1.54)	$(5.54)
Diluted	$(1.54)	$(5.54)

The unaudited pro forma consolidated results for the twelve-month periods were prepared using the acquisition method of accounting and are based on the historical financial information of Kelron and the Company. The historical financial information has been adjusted to give effect to the pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisition on January 1, 2011.

Continental Freight Services, Inc.

On May 8, 2012, the Company purchased all of the outstanding capital stock of Continental Freight Services, Inc. (“Continental”) and all of the membership interests in G & W Tanks, LLC. Founded in 1980, Continental is headquartered in Columbia, SC, with branches and agent locations in Texas, North Carolina, and South Carolina. The Continental acquisition was accounted for as a purchase business combination in accordance with ASC Topic 805 “Business Combinations”. Assets acquired and liabilities assumed were recorded in the accompanying consolidated balance sheet at their estimated fair values as of May 8, 2012 with the remaining unallocated purchase price recorded as goodwill.

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

The acquisition of Continental includes a contingent consideration arrangement that requires additional consideration to be paid by the Company to Continental’s former owners based on the adjusted gross profit of Continental during the twelve month period commencing June 1, 2012. The range of the undiscounted amounts the Company could pay under the contingent consideration agreement is between $0.0 million and $0.3 million. The fair value of the contingent consideration recognized on the acquisition date of $0.3 million was estimated by applying the income approach. The fair value of the contingent consideration at December 31, 2012 is $0.3 million.

4. Commitments and Contingencies

Lease Commitments

As of December 31, 2012, the company had approximately $16.9 million in future minimum payments required under operating leases for various real estate, transportation and office equipment leases that have an initial or remaining non-cancelable lease term. Remaining future minimum payments related to these operating leases amount to approximately $3.3 million, $2.7 million, $2.5 million, $2.4 million, and $5.9 million for the periods ending December 31, 2013, 2014, 2015, 2016, and 2017 and thereafter, respectively.

Rent expense was approximately $1.9 million, $0.5 million and $0.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Litigation

The Company is involved in litigation in the Fourth Judicial District Court of Hennepin County, Minnesota relating to its hiring of former employees of C.H. Robinson Worldwide, Inc. (“CHR”). In the litigation, CHR asserts claims for breach of contract, breach of fiduciary duty and duty of loyalty, tortious interference with contractual relationships and prospective contractual relationships, misappropriation of trade secrets, violation of the federal Computer Fraud and Abuse Act, inducing, aiding, and abetting breaches, and conspiracy. CHR seeks temporary, preliminary and permanent injunctions, as well as direct and consequential damages and attorneys’ fees. CHR has asserted that it may seek punitive damages as well. On January 17, 2013, following a hearing, the Court issued an Order Regarding Motion for Temporary Injunction. The Court granted a temporary injunction against the Company: (a) prohibiting the Company from using or disclosing information on CHR spreadsheets retained by two individual employees; (b) ordering the Company to return any information derived from those spreadsheets; (c) prohibiting any former CHR employees at the Company still under the terms of their non-compete agreements from soliciting current CHR employees; (d) prohibiting the Company from soliciting information about CHR employees from any XPO employee who is still subject to a CHR non-solicitation agreement; and (e) prohibiting the Company from engaging in business with customers identified on a CHR spreadsheet with whom CHR did more than $100,000 worth of gross revenue in 2011 (“Paragraph 1(e)” of the Order). On January 22, 2013, following a request by the Company, the Court issued an Order Staying Imposition of Paragraph 1(e) pending the Court’s determination of XPO’s request for leave to submit a motion for reconsideration. On February 7, 2013, CHR filed a First Amended Complaint against XPO and eight individual defendants who are current or former employees of XPO, including XPO’s Chief Operating Officer, Senior Vice President—Strategic Accounts and Vice President—Carrier Procurement and Operations. XPO has until March 21, 2013 to answer or otherwise respond to the First Amended Complaint. The Company intends to vigorously defend the action in court. The outcome of this litigation is uncertain and could have a material adverse effect on the Company’s business and results of operations.

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

On September 26, 2012, the Company completed the registered underwritten public offering of 4.50% Convertible Senior Notes due October 1, 2017, in an aggregate principal amount of $125.0 million. The convertible senior notes were allocated to long-term debt and equity in the amounts of $92.8 million and $27.5 million, respectively. These amounts are net of debt issuance costs of $3.6 million for debt and $1.1 million for equity. On October 17, 2012, as part of the underwritten registered public offering on September 26, 2012 of the 4.50% convertible senior notes due October 1, 2017, the underwriters exercised the overallotment option to purchase $18.8 million additional principal amount of the convertible senior notes. The Company received approximately $18.2 million in net proceeds after underwriting discounts, commissions and expenses were paid. The overallotment option was allocated to long-term debt and equity in the amounts of $14.0 million and $4.2 million, respectively. These amounts are net of debt issuance costs of $0.5 million for debt and $0.1 million for equity. Interest is payable on the notes on April 1 and October 1 of each year, beginning on April 1, 2013.

Under certain circumstances at the election of the holder, the convertible senior notes may be converted until the close of business on the business day immediately preceding April 1, 2017, into cash, shares of the Company’s common stock, or a combination of cash and shares of common stock, at the Company’s election, at the initial conversion rate of approximately 60.85 shares of common stock per $1,000 in principal amount, which is equivalent to an initial conversion price of approximately $16.43 per share. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its convertible senior notes in connection with such corporate event in certain circumstances. On or after April 1, 2017, until the close of business on the business day immediately preceding the maturity date, holders may convert their convertible senior notes at any time. The convertible senior notes may be redeemed by the Company on or after October 1, 2015 if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The Company may redeem the convertible senior notes in whole but not in part, at a redemption price in cash equal to 100% of the principal amount to be redeemed, plus accrued and unpaid interest, but excluding, the redemption date, plus a make-whole premium payment. The “make whole premium” payment or delivery will be made, as the case may be, in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, equal to the present values of the remaining scheduled payments of interest on the convertible senior notes to be redeemed through October 1, 2017 (excluding interest accrued to, but excluding, the redemption date), computed using a discount rate equal to 4.5%. The make-whole premium is paid to holders whether or not they convert the convertible senior notes following the Company’s issuance of a redemption notice.

For accounting purposes, the redemption feature in the convertible senior notes is an embedded derivative that is not clearly and closely related to the convertible senior notes. Consequently, it was initially bifurcated from the indenture and separately recorded at its fair value as a liability with subsequent changes in fair value to be recorded through earnings. As of December 31, 2012, the fair value of the embedded redemption feature was $0.0 million as management has determined it is not our intent to exercise the conversion feature.

The following table outlines the Company’s debt obligations (in thousands) as of December 31, 2012 and 2011:

	Interest rates	Term (months)	As of December 31, 2012	As of December 31, 2011
Capital leases for equipment	11.98%	55	$154	$45
Notes payable	N/A	N/A	863	2,084
Line of credit	5.0%	N/A	150	—
Convertible senior notes	4.50%	60	108,280	—

Total debt and capital leases			109,447	2,129
Less: current maturities of notes payable and capital leases			491	1,675

Non-current maturities of debt and capital leases			$108,956	$454

6. Goodwill

The following table is a roll-forward of goodwill from December 31, 2011 to December 31, 2012. The current period additions are the result of the goodwill recognized as excess purchase price in the acquisitions of Turbo, Kelron and Continental (in thousands):

	Brokerage	Expedited	Forwarding	Corporate	Total
Goodwill at December 31, 2011	—	$7,737	$9,222	—	$16,959
Acquisitions and other adjustments	38,988				38,988

Goodwill at December 31, 2012	$38,988	$7,737	$9,222	$—	$55,947

7. Stockholder’s Equity

On each of October 8, July 9, April 5, and January 9, 2012, the Company’s board of directors approved the declaration of a dividend payable to holders of the Company’s Series A Convertible Perpetual Preferred Stock (the “Preferred Stock”). Each declared dividend equaled $10 per share of Preferred Stock as specified in the Certificate of Designation of the Preferred Stock. The quarterly declared dividends were each $0.8 million and were paid on October 15, July 16, April 16 and January 17, 2012.

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

8. Stock-Based Compensation

The following table summarizes the Company’s equity awards outstanding and exercisable as of December 31, 2012 and 2011:

	Options				Restricted Stock Units
	Options	Weighted Average Exercise Price	Exercise Price Range	Weighted Average Remaining Term	Restricted Stock Units	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2011	1,381,958	$8.53	$2.28 - $18.07	9.00	695,000	$10.33
Granted	296,000	15.10	11.46 - 18.07		420,691	12.78
Expired	—	—	—		—
Exercised	185,139	5.15	2.96 - 10.56		231,875	11.04
Forfeited	109,487	12.63	3.48 - 16.92		—

Outstanding at December 31, 2012	1,383,332	$10.06	$2.28 - $18.07	8.29	883,816	$11.31

The stock-based compensation expense for outstanding restricted stock units (“RSUs”) was $3.3 million, $0.5 million and $0.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. Of the 883,816 outstanding RSUs, 573,816 vest subject to service conditions and 310,000 vest subject to service and performance-based conditions. Based on the Company’s financial performance in 2012, all performance-based conditions relating to outstanding RSUs vesting have been satisfied.

As of December 31, 2012, the Company had approximately $9.1 million of unrecognized compensation cost related to non-vested RSU compensation that is anticipated to be recognized over a weighted-average period of approximately 3.01 years. Remaining estimated compensation expense related to outstanding restricted stock-based grants is $2.7 million, $2.5 million, $2.4 million, and $1.5 million for the years ending December 31, 2013, 2014, 2015, and 2016, respectively.

As of December 31, 2012, the Company had 515,495 options vested and exercisable and $4.4 million of unrecognized compensation cost related to stock options. The remaining estimated compensation expense related to the existing stock options is $1.4 million, $1.1 million, $1.1 million, $0.7 million and $0.1 million for the years ended December 31, 2013, 2014, 2015, 2016 and 2017, respectively.

9. Earnings per Share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are computed by dividing net income available to common shareholders by the combined weighted average number of shares of common stock outstanding and the potential dilution of stock options, Warrants, RSUs, convertible senior notes and Preferred Stock outstanding during the period, if dilutive. The weighted average of potentially dilutive securities excluded from the computation of diluted earnings per share for the three years ended December 31, 2012 is shown per the table below.

	Year Ended December 31,
	2012	2011	2010
Basic common stock outstanding	15,694,430	8,246,577	8,060,346

Potentially Dilutive Securities:
Shares underlying the conversion of preferred stock to common stock	10,695,326	3,522,505	—
Shares underlying the conversion of the convertible senior notes	2,238,758	—	—
Shares underlying warrants to purchase common stock	5,717,284	3,618,061	—
Shares underlying stock options to purchase common stock	473,421	298,017	218,649
Shares underlying restricted stock units	249,139	6,456	—

	19,373,928	7,445,039	218,649

Diluted weighted shares outstanding	35,068,358	15,691,616	8,278,995

The impact of this dilution was not reflected in the earnings per share calculations in the Consolidated Statements of Operations because the impact was anti-dilutive. The treasury method was used to determine the shares underlying the Warrants with an average market price of $15.01 per share and $10.57 per share for the years ended December 31, 2012 and 2011, respectively. The Warrants were not issued or outstanding as of December 31, 2010.

10. Income Taxes

A summary of U.S. and non U.S. operations are as follows:

	Year Ended December 31,
	2012	2011	2010
Operations
U.S. domestic	$(29,378)	$1,477	$8,101
Foreign	(2,156)	—	—

Total pre-tax (loss) income	(31,534)	$1,477	$8,101

The components of the income tax provision consist of the following:

	Year Ended December 31,
	2012	2011	2010
Current
Federal	$(2,254)	$738	$1,968
State	56	269	330
Foreign	(751)	—	—

	(2,949)	1,007	2,298

Deferred
Federal	(7,494)	(249)	798
State	(893)	(40)	117
Foreign	141	—	—

	(8,246)	(289)	915

Total income tax provision	(11,195)	718	3,213

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	Year Ended December 31,
	2012	2011	2010
Income tax (benefit)/provision at statutory rate	-34.0%	34.0%	34.0%
Increase (decrease) in income tax due to:
State and local taxes, net	-3.6%	9.3%	3.9%
Transaction expense	0.7%	—	—
Change in valuation allowance	1.6%	—	—
Change in uncertain tax position provision	-1.1%	4.4%	1.7%
All other non-deductible items	0.4%	0.9%	0.1%
Foreign tax rate differences	0.5%	—	—

Total (benefit)/provision for income tax	-35.5%	48.6%	39.7%

The Company’s 2012 consolidated effective tax rate was (35.5%), as compared to 48.6% in 2011 and 39.7% in 2010. The 2012 effective income tax rate varied from the statutory rate of 34% due primarily to state income taxes, the changes in valuation allowance and uncertain tax position provisions.

The tax effects of temporary differences that give rise to significant portions of the current deferred tax asset and non-current deferred tax liability at December 31, 2012 and 2011 are as follows:

	Year Ended December 31,
	2012	2011
Deferred tax assets
Net operating loss carryforward	$8,145	$87
Accrued expenses	1,601	916
Equity based compensation	1,297	594
Allowance for doubtful accounts	161	141
AMT credit	133	—
Accrued insurance claims	62	60
Accounts receivable	16	—

Total deferred tax asset	11,415	1,798

Valuation allowance	(759)	—

Total deferred tax asset, net	10,656	1,798

Deferred tax liabilities
Convertible debt discount	(11,354)	—
Intangible assets	(3,634)	(2,569)
Property, plant & equipment	(628)	(478)
Prepaid expenses	(415)	(142)

	(16,031)	(3,189)

Net deferred tax liability	(5,375)	(1,391)

At December 31, 2012, the Company had federal and state net operating losses (“NOLs”) of $21.7 million and $29.4 million, respectively. If not utilized, the federal NOLs will expire in 2033, and the state NOLs will expire at various times between 2013 and 2031. Included in the federal and state NOLs to be carried forward are $2.7 million of windfall tax benefits for stock compensation that has not been recognized as a deferred tax asset and will be recorded as an adjustment to additional paid-in-capital when recognized. Although currently not anticipated, the Company’s ability to use its federal and state net operating loss carryforwards may become subject to restrictions attributable to equity transactions in the future resulting from changes in ownership as defined under Internal Revenue Code Section 382. At December 31, 2012, the Company had foreign NOLs of $0.9 million available to offset future income. These foreign loss carryforwards of $3.2 million will expire at various times between 2013 and 2032. During 2012, the Company recognized tax benefits related to NOLs of $8.1 million. Included in this amount was $2.3 million of tax benefits recorded as a current receivable to be carried back against prior year tax returns.

During the year ended December 31, 2012, the Company reassessed its U.S. and foreign valuation allowance requirements. The Company evaluated all available evidence in its analysis, including reversal of the deferred tax liabilities, carrybacks available and historical and projected pre-tax profits generated by the Company’s U.S. operations. The Company also considered tax planning strategies that are prudent and can be reasonably implemented. The Company’s valuation allowance as of December 31, 2012 was $0.3 million for domestic deferred tax assets and $0.5 million for foreign jurisdictions where it is not more likely than not that the deferred tax assets will be utilized. At December 31, 2011, the Company had no valuation allowance on its deferred tax assets.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	Year Ended December 31,
	2012	2011

Uncertain tax positions, beginning of the year	$200	$135
Additions based on tax positions related to the current year	—	65
Additions for tax positions of prior years	612	—
Reductions due expiration of statute of limitations	(212)	—

Uncertain tax positions, end of the year	600	200

The Company recognizes interest and penalties accrued related to uncertain tax positions in the provision for income taxes. During the years ended December 31, 2012 and 2011, the Company recognized $0.2 million and $0.0, respectively, for interest and penalties. During the next twelve months, $0.2 million of unrecognized tax benefits net of accrued interest will be reduced as a result of a lapse of the applicable statute of limitation. For the years ended December 31, 2012 and 2011, the unrecognized tax benefits, if resolved favorably, would impact our effective tax rates.

We file income tax returns in the U.S. federal jurisdiction and various states. As a matter of course, various taxing authorities, including the IRS, regularly audit us. These audits may result in proposed assessments where the ultimate resolution may result in our owing additional taxes. Currently, our 2010 tax year is under examination by the IRS. The remaining tax years from 2009 to 2011 are currently not under examination by U.S. state jurisdictions. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.

11. Related Party Transactions

There were no disclosable related party transactions that occurred during the year ended December 31, 2012.

Pursuant to the terms of the Investment Agreement, on September 2, 2011, the Company paid JPE $1.0 million as reimbursement for certain expenses incurred by JPE in connection with the transactions contemplated by the Investment Agreement, which reduced the net proceeds received for the Series A Preferred Stock and the Warrants. With the approval of the audit committee of the Company’s board of directors, the Company also agreed to pay an incremental $0.3 million of expenses incurred by JPE in connection with the transactions contemplated by the Investment Agreement. In addition, with the approval of the Company’s board of directors, the Company agreed to pay JPE $0.3 million as reimbursement for certain executive search firm and other expenses incurred by JPE on behalf of the Company.

12. Quarterly Financial Data (Unaudited)

Our unaudited results of operations for each of the quarters in the years ended December 31, 2011 and 2010 are summarized below (in thousands, except per share data).

XPO Logistics, Inc.

Quarterly Financial Data

(In thousands)

			September 30,	December 31,
	March 31, 2012	June 30, 2012	2012	2012
Operating revenue	$44,560	$54,540	$70,988	$108,503
Direct expense	37,787	46,074	61,064	92,840

Gross margin	6,773	8,466	9,924	15,663

Sales, general and administrative expense	10,997	11,834	19,204	26,755
Other (income) expense	(21)	26	314	44
Interest expense	12	3	15	3,177

Loss before income tax	(4,215)	(3,397)	(9,609)	(14,313)
Income tax (benefit) provision	(1,521)	1,780	(6,460)	(4,994)

Net loss	(2,694)	(5,177)	(3,149)	(9,319)
Cumulative preferred dividends	(750)	(750)	(750)	(743)

Net loss available to common shareholders	$(3,444)	$(5,927)	$(3,899)	$(10,062)

Basic loss per share
Net loss	$(0.36)	$(0.34)	$(0.22)	$(0.57)
Diluted loss per share
Net loss	$(0.36)	$(0.34)	$(0.22)	$(0.57)

			September 30,	December 31,
	March 31, 2011	June 30, 2011	2011	2011
Operating revenue	$41,508	$44,094	$47,389	$44,085
Direct expense	34,301	36,914	39,169	36,914

Gross margin	7,207	7,180	8,220	7,171

Sales, general and administrative expense	5,207	5,537	7,750	9,560
Other expense (income)	29	33	—	(6)
Interest expense	49	47	49	46

Income (loss) before income tax	1,922	1,563	421	(2,429)
Income tax provision (benefit)	805	649	231	(967)

Net income (loss)	1,117	914	190	(1,462)
Preferred stock beneficial conversion charge and dividends	—	—	(44,586)	(750)

Net income (loss) available to common shareholders	$1,117	$914	$(44,396)	$(2,212)

Basic income (loss) per share
Net income (loss)	$0.14	$0.11	$(5.38)	$(0.27)
Diluted income (loss) per share
Net income (loss)	$0.13	$0.11	$(5.38)	$(0.27)

			September 30,	December 31,
	March 31, 2010	June 30, 2010	2010	2010
Operating revenue	$31,642	$40,340	$44,448	$41,557
Direct expense	26,043	33,101	36,309	35,134

Gross margin	5,599	7,239	8,139	6,423

Sales, general and administrative expense	4,075	4,598	5,219	5,062
Other expense	20	34	48	38
Interest expense	20	88	32	65

Income before income tax	1,484	2,519	2,840	1,258
Income tax provision	650	1,015	1,110	438

Net income	$834	$1,504	$1,730	$820

Basic income per share
Net income	$0.10	$0.19	$0.21	$0.10
Diluted income per share
Net income	$0.10	$0.18	$0.21	$0.10

13. Operating Segments

The Company has three reportable segments as described in Note 1 of the unaudited condensed consolidated financial statements.

The costs of the Company’s board of directors, executive team and certain corporate costs associated with operating as a public company are referred to as “corporate” charges.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating income of the respective business segments. The following schedule identifies select financial data for each of the Company’s operating segments for the years ended December 31, 2012, 2011 and 2010, respectively (in thousands):

XPO Logistics, Inc.

Segment Data

(In thousands)

	Freight Brokerage	Expedited Transportation	Freight Forwarding	Corporate	Eliminations	Total
Year Ended December 31, 2012
Revenue	$125,120	$94,008	$67,692	$—	$(8,229)	$278,591
Operating (loss) income from operations	(5,554)	6,825	1,108	(30,343)	—	(27,964)
Depreciation and amortization	1,223	525	574	391	—	2,713
Interest expense	4	5	1	3,197	—	3,207
Tax benefit	(610)	—	—	(10,585)	—	(11,195)
Goodwill	38,988	7,737	9,222	—	—	55,947
Total assets	109,601	35,480	23,324	371,939	(127,136)	413,208
Year Ended December 31, 2011
Revenue	$29,186	$87,558	$65,148	$—	$(4,816)	$177,076
Operating income (loss) from operations	1,305	8,199	1,545	(9,325)	—	1,724
Depreciation and amortization	44	596	576	24	—	1,240
Interest expense	33	4	150	4	—	191
Tax provision	42	356	—	320	—	718
Goodwill	—	7,737	9,222	—	—	16,959
Total assets	4,854	22,448	23,394	97,667	(20,722)	127,641
Year Ended December 31, 2010
Revenue	$19,994	$76,644	$65,222	$—	$(3,873)	$157,987
Operating income (loss) from operations	865	7,606	1,882	(1,907)	—	8,446
Depreciation and amortization	31	686	629	19	—	1,365
Interest expense	31	—	171	3	—	205
Tax provision	262	2,382	529	40	—	3,213
Goodwill	—	7,737	9,222	—	—	16,959
Total assets	4,836	24,509	25,106	25,867	(23,646)	56,672

The Company’s operations are located in the United States and Canada. For the year ended December 31, 2012, the Company’s Canadian-based operations produced revenues of $30.7 million and the Company held total assets used in these operations of $15.0 million. None of the Company’s operations were based outside the United States during the years ended December 31, 2011 and 2010.

14. Subsequent Events

On December 20, 2012, the Company’s board of directors approved the declaration of a dividend payable to holders of the Preferred Stock. The declared dividend equaled $10 per share of Preferred Stock as specified in the Certificate of Designation of the Preferred Stock. The total declared dividend equaled $0.7 million and was paid on January 15, 2013.

On February 8, 2013, pursuant to an asset purchase agreement between the Company, XPO Air Charter, LLC (“XPO Air Charter”), East Coast Air Charter, Inc. and 9-1-1 Air Charter LLC (together, “ECAC”), William McBane,

Lisa McBane and McBane Business Irrevocable Trust FBO David McBane and McBane Business Irrevocable Trust FBO Matthew McBane, XPO Air Charter purchased substantially all of the operating assets of ECAC for total cash consideration of $9.3 million with no assumption of debt and excluding any working capital adjustments. ECAC is a non-asset, third party logistics business specializing in expedited air charter brokerage in Statesville, NC.

On February 26, 2013, the Company acquired substantially all of the assets of Covered Logistics & Transportation LLC (“Covered Logistics”) for $8.0 million in cash consideration and 173,712 shares of the Company’s common stock, excluding any working capital adjustments, with no assumption of debt. Covered Logistics is a non-asset based transportation logistics service provider with offices in Lake Forest, IL and Dallas, TX.

EXHIBIT INDEX

Exhibit Number	Description

2.1 *‡	Investment Agreement, dated as of June 13, 2011, by and among Jacobs Private Equity, LLC (“JPE”), each of the other investors party thereto and the registrant (incorporated herein by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K dated June 14, 2011 (the “June 2011 Form 8-K”)).

2.2 *‡	Share Purchase Agreement dated August 3, 2012 among XPO Logistics Canada Inc., 1272387 Ontario Inc. and 1272393 Ontario Inc., and Keith Matthews and Geoff Bennett (incorporated herein by reference to Exhibit 2.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

2.3 *‡	Asset Purchase Agreement dated August 3, 2012 among XPO Logistics, LLC, Kelron Distribution Systems (Cleveland) LLC, and Keith Matthews and Geoff Bennett (incorporated herein by reference to Exhibit 2.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

2.4 *	Asset Purchase Agreement, dated October 24, 2012, by and among XPO Logistics, Inc., XPO Logistics, LLC, Turbo Logistics, Inc., Turbo Dedicated, Inc., Ozburn-Hessey Logistics, LLC, and OHH Acquisition Corporation (incorporated herein by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K dated October 24, 2012).

3.1 *	Amended and Restated Certificate of Incorporation of the registrant, dated May 17, 2005 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

3.2 *	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the registrant, dated May 31, 2006 (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K dated June 7, 2006).

3.3 *	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the registrant, dated June 20, 2007 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (the “June 2007 Form 10-Q”)).

3.4 *	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the registrant, dated September 1, 2011 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated September 6, 2011 (the “September 2011 Form 8-K”)).

3.5 *	2nd Amended and Restated Bylaws of the registrant, dated August 30, 2007 (incorporated herein by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K/A dated September 14, 2007).

4.1 *	Certificate of Designation of Series A Convertible Perpetual Preferred Stock of the registrant (incorporated herein by reference to Exhibit 4.1 of the September 2011 Form 8-K).

4.2 *	Form of Warrant Certificate (incorporated herein by reference to Exhibit 4.2 of the September 2011 Form 8-K).

4.3 *	Registration Rights Agreement, dated as of September 2, 2011, by and among JPE, each of the other holders and designated secured lenders party thereto and the registrant (incorporated herein by reference to Exhibit 4.3 of the September 2011 Form 8-K).

4.4 *	Senior Indenture dated as of September 26, 2012 between XPO Logistics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K dated September 26, 2012 (the “September 2012 Form 8-K”).

Exhibit Number	Description

4.5 *	First Supplemental Indenture dated as of September 26, 2012 between XPO Logistics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, supplementing the Senior Indenture dated as of September 26, 2012 (incorporated herein by reference to Exhibit 4.2 of the September 2012 Form 8-K).

10.1 +*	Amended and Restated 2011 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit A to XPO Logistics, Inc.’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 27, 2012).

10.2 +*	2001 Amended and Restated Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 dated May 20, 2010).

10.3 +*	Employment Agreement between the registrant and Bradley S. Jacobs, dated November 21, 2011 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated November 21, 2011).

10.4 +*	Employment Agreement between the registrant and M. Sean Fernandez, dated October 13, 2011 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated November 7, 2011).

10.5 +*	Employment Agreement between the registrant and John D. Welch, dated January 1, 2011 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K/A dated March 22, 2011).

10.6 +*	Amendment No. 1 to Employment Agreement between the registrant and John D. Welch, dated July 18, 2011 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K dated July 22, 2011).

10.7 +*	Employment Agreement between the registrant and Scott B. Malat, dated September 20, 2011 (incorporated herein by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (the “September 2011 Form 10-Q”)).

10.8 +*	Employment Agreement between the registrant and Gregory W. Ritter, dated October 5, 2011 (incorporated herein by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.9 +*	Employment Agreement between the registrant and Mario Harik, dated October 10, 2011 (incorporated herein by reference to Exhibit 10.14 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.10 +*	Employment Agreement between the registrant and Gordon Devens, dated October 31, 2011 (incorporated herein by reference to Exhibit 10.15 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.11 +*	Form of Restricted Stock Unit Award Agreement (Service-Vesting) (2011 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.18 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.12 +*	Form of Performance-Based Restricted Stock Unit Award Agreement (2011 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.13 +*	Form of Option Award Agreement (2011 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.14 +*	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (2011 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

Exhibit Number	Description

10.15 +*	Form of Option Award Agreement for Non-Employee Directors (2011 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.16 +*	Form of Option Award Agreement (2001 Amended and Restated Stock Option Plan) (grants from June 2011 through September 2011) (incorporated herein by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.17 +*	Form of Option Award Agreement (2001 Amended and Restated Stock Option Plan) (grants through May 2011) (incorporated herein by reference to Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.18	Revolving and Term Loan Agreement dated January 31, 2008 among National City Bank, Express-1 Expedited Solutions, Inc., Express 1, Inc., Express-1 Dedicated, Inc., Concert Group Logistics, Inc. and Bounce Logistics, Inc.

10.19 *	Amendment to Revolving and Term Loan Agreement (incorporated herein by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K dated March 31, 2010 (the “March 2010 Form 8-K”)).

10.20 *	Second Amendment to Revolving and Term Loan Agreement (incorporated herein by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated March 31, 2011).

10.21 *	Commercial Term Note (incorporated herein by reference to Exhibit 99.3 to the March 2010 Form 8-K).

10.22 *	Commercial Revolving Note (incorporated herein by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K dated March 31, 2011).

10.23 +*	Employment Agreement between the registrant and John J. Hardig, dated February 3, 2012 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated on February 7, 2012).

14 *	Senior Officer Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to the registrant’s Current Report on Form 8-K dated January 20, 2012).

21	Subsidiaries of the registrant.

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

32.1 ł	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

32.2 ł	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Exhibit Number	Description

101.INS †	XBRL Instance Document.

101.SCH †	XBRL Taxonomy Extension Schema.

101.CAL †	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF †	XBRL Taxonomy Extension Definition Linkbase.

101.LAB †	XBRL Taxonomy Extension Label Linkbase.

101.PRE †	XBRL Taxonomy Extension Presentation Linkbase.

*	Incorporated by reference.
+	This exhibit is a management contract or compensatory plan or arrangement.
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
‡	The schedules to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish supplementally a copy of any such omitted schedules to the Commission upon request.
†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Act of 1934 and otherwise are not subject liability under those sections.