Form 10-Q
period 2013-03-31
XPO Logistics, Inc.
filed 2013-05-08
CIK 1166003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 8, 2013, there were 18,157,092 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

XPO Logistics, Inc.

Form 10-Q

Part I—Financial Information

Item 1. Financial Statements.

XPO Logistics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$206,182	$252,293
Accounts receivable, net of allowances of $1,068 and $603, respectively	73,455	61,245
Prepaid expenses	1,657	1,555
Deferred tax asset, current	1,266	1,406
Income tax receivable	2,913	2,569
Other current assets	3,785	1,866

Total current assets	289,258	320,934

Property and equipment, net of $6,073 and $5,323 in accumulated depreciation, respectively	14,011	13,090
Goodwill	66,904	55,947
Identifiable intangible assets, net of $5,382 and $4,592 in accumulated amortization, respectively	29,373	22,473
Deferred tax asset, long-term	79	—
Other long-term assets	829	764

Total long-term assets	111,196	92,274

Total assets	$400,454	$413,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,227	$22,108
Accrued salaries and wages	2,687	3,516
Accrued expenses, other	20,410	21,123
Current maturities of notes payable and capital leases	791	491
Other current liabilities	1,477	1,789

Total current liabilities	45,592	49,027

Convertible senior notes	109,718	108,280
Notes payable and capital leases, net of current maturities	1,121	676
Deferred tax liability, long term	6,855	6,781
Other long-term liabilities	3,770	3,385

Total long-term liabilities	121,464	119,122

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares; 74,275 shares issued and outstanding	42,794	42,794
Common stock, $.001 par value; 150,000,000 shares authorized; 18,197,929 and 18,002,985 shares issued, respectively; and 18,152,929 and 17,957,985 shares outstanding, respectively	18	18
Additional paid-in capital	266,267	262,641
Treasury stock, at cost, 45,000 shares held	(107)	(107)
Accumulated deficit	(75,574)	(60,287)

Total stockholders’ equity	233,398	245,059

Total liabilities and stockholders’ equity	$400,454	$413,208

The accompanying notes are an integral part of the condensed consolidated financial statements.

XPO Logistics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Revenue	$113,999	$44,560
Expenses
Direct expense	97,739	37,787

Gross margin	16,260	6,773
Sales general and administrative expense	27,627	10,997

Operating loss	(11,367)	(4,224)

Other (income) expense	(109)	(21)
Interest expense	3,064	12

Loss before income tax provision	(14,322)	(4,215)
Income tax expense (benefit)	222	(1,521)

Net loss	(14,544)	(2,694)
Cumulative preferred dividends	(743)	(750)

Net loss available to common shareholders	$(15,287)	$(3,444)

Basic loss per share
Net loss	$(0.85)	$(0.36)
Diluted loss per share
Net loss	$(0.85)	$(0.36)
Weighted average common shares outstanding
Basic weighted average common shares outstanding	18,032	9,501
Diluted weighted average common shares outstanding	18,032	9,501

The accompanying notes are an integral part of the condensed consolidated financial statements.

XPO Logistics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net loss	$(14,544)	$(2,694)
Adjustments to reconcile net loss to net cash from operating activities
Provisions for allowance for doubtful accounts	231	53
Depreciation & amortization expense	1,554	317
Stock compensation expense	1,097	1,033
Accretion of debt	1,438	—
Other	(200)	—
Changes in assets and liabilities, net of effects of acquisitions:
Account receivable	(9,771)	(1,979)
Deferred tax expense	135	13
Income tax receivable	(814)	(1,737)
Other current assets	6	(1,780)
Prepaid expenses	(68)	—
Other long-term assets and advances	(2)	(102)
Accounts payable	(5,199)	1,818
Accrued expenses	(2,280)	2,282
Other liabilities	403	—

Cash used by operating activities	(28,014)	(2,776)

Investing activities
Acquisition of businesses, net of cash acquired	(16,560)	—
Proceeds from sale of business interests	125	—
Payment of acquisition earn-out	—	(450)
Payment for purchases of property and equipment	(1,081)	(836)

Cash Flows used by investing activities	(17,516)	(1,286)

Financing Activities
Credit line, net activity	478	—
Payments of notes payable and capital leases	(284)	(2,084)
Excess tax benefit from stock options	—	167
Proceeds from stock offering, net	—	136,985
Proceeds from exercise of options, net	10	233
Payment of tax withholdings for shares	(31)	—
Dividends paid to preferred stockholders	(743)	(750)

Cash flows (used)/provided by financing activities	(570)	134,551

Effect of exchange rate changes on cash	(11)	—
Net (decrease)/increase in cash	(46,111)	130,489
Cash, beginning of period	252,293	74,007

Cash, end of period	$206,182	$204,496

Supplemental disclosure of noncash activities:
Cash paid during the period for interest	$3,328	$12
Cash paid during the period for income taxes	$732	$84

The accompanying notes are an integral part of the condensed consolidated financial statements.

XPO Logistics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2013

(Unaudited)

(In thousands)

	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2012	74	$42,794	18,003	$18	(45)	$(107)	$262,641	$(60,287)	$245,059

Net loss	—	—	—	—	—	—	—	(14,544)	(14,544)
Issuance of common stock for option exercise	—	—	22	—	—	—	10	—	10
Issuance of common stock for acquisition	—	—	173	—	—	—	2,573	—	2,573
Tax witholdings for share exercises							(30)		(30)
Sale of business interest	—	—	—	—	—	—	(24)	—	(24)
Dividend paid	—	—	—	—	—	—	—	(743)	(743)
Stock compensation expense	—	—	—	—	—	—	1,097	—	1,097

Balance, March 31, 2013	74	$42,794	18,198	$18	(45)	$(107)	$266,267	$(75,574)	$233,398

The accompanying notes are an integral part of the condensed consolidated financial statements.

XPO Logistics, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2013 and 2012

(Unaudited)

1. Organization

Nature of Business

XPO Logistics, Inc. (the “Company”) provides premium transportation and logistics services to thousands of customers through its three business units:

Freight Brokerage—provides truckload brokerage transportation services throughout North America through its wholly-owned subsidiaries XPO Logistics, LLC, Bounce Logistics, Inc. (“Bounce”), and XPO Logistics Canada Inc. Freight brokerage services are arranged using relationships with sub-contracted motor and rail carriers.

Expedited Transportation—provides time-critical expedited transportation through its wholly-owned subsidiaries Express-1, Inc. (“Express-1”) and XPO Air Charter, LLC (“Air Charter”). Expedited Transportation services are provided through a fleet of exclusive use vehicles that are owned and operated by independent contract drivers, whom it refers to as owner operators. For Air Charter, this involves the use of third-party aircraft to expedite shipment of goods for a customer.

Freight Forwarding— provides freight forwarding services through its wholly-owned subsidiary Concert Group Logistics, Inc. (“CGL”). Freight forwarding transportation services are sold and arranged for under the authority of CGL through independently-owned stations and nine company-owned branches located in the United States and Canada.

The use of non-owned resources to provide services minimizes the amount of capital investment required and is often described with the terms “non-asset” or “asset-light.”

For specific financial information relating to the above business units, refer to Note 12—Reportable Segments.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with the instructions to Form 10-Q. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading.

These unaudited condensed consolidated financial statements reflect, in the opinion of the Company, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position as of March 31, 2013 and December 31, 2012, and results of operations for the three-month periods ended March 31, 2013 and 2012. The preparation of the condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenue and expense during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2012 in our Annual Report on Form 10-K and available on the SEC’s website (www.sec.gov). Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

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

The Company’s Freight Forwarding Segment collects on behalf of its customers certain taxes and duties as a complimentary service for international shipments. The Company’s accounting policy is to present these collections on a gross basis. The Company recognized $0.8 million and $0.7 million of such revenue for the three-month periods ended March 31, 2013 and 2012, respectively.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as of the date of purchase to be cash equivalents unless the investments are legally or contractually restricted for more than three months.

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

Goodwill and Intangible Assets with Indefinite Lives

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. Intangible assets with indefinite lives consist principally of the Express-1 and CGL trade names. The Company follows the provisions of ASC Topic 350, “Intangibles—Goodwill and Other”, which requires an annual impairment test for goodwill and intangible assets with indefinite lives. The Company may first choose to perform a qualitative evaluation of the likelihood of goodwill impairment. For the goodwill that was the result of current year acquisitions, the Company chose to perform a qualitative evaluation. If the Company determined a quantitative evaluation was necessary, the goodwill at the reporting unit was subject to a two-step impairment test. The first step compares the book value of a reporting unit, including goodwill, with its fair value. If the book value of a reporting unit exceeds its fair value, the Company completes the second step in order to determine the amount of goodwill impairment loss that should be recorded. In the second step, the Company determines an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill. The amount of impairment is equal to the excess of the book value of goodwill over the implied fair value of that goodwill. The Company performs the annual impairment testing during the third quarter unless events or circumstances indicate impairment of the goodwill may have occurred before that time. For the periods presented, the Company did not recognize any goodwill impairment as the estimated fair value of its reporting units with goodwill exceeded the book value of these reporting units. For additional information refer to Note 6—Goodwill.

The fair values of purchased intangible assets with indefinite lives, primarily trade names, are estimated and compared to their carrying values. The Company estimates the fair value of these intangible assets based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The Company recognizes an impairment loss when the estimated fair value of the intangible asset is less than the carrying value. The Company performs the annual impairment testing during the third quarter unless events or circumstances indicate impairment of the intangible assets with indefinite lives may have occurred before that time. For the periods presented, the Company did not recognize any intangible assets with indefinite lives impairment as the estimated fair value of its intangible assets with indefinite lives exceeded the book value of these reporting units.

Identifiable Intangible Assets

The Company follows the provisions of ASC Topic 360, “Property, Plant and Equipment”, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. The Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. During the three-month periods ended March 31, 2013 and 2012, there was no impairment of the identified intangible assets.

The Company’s intangible assets subject to amortization consist of non-compete agreements, customer relationships and other intangibles that are amortized on a straight-line basis over the estimated useful lives of the related intangible asset. The estimated useful lives of the respective intangible assets range from three months to 12 years.

The following table sets forth the Company’s identifiable intangible assets as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Indefinite Lived Intangibles
Trade Name	$6,416	$6,416

Definite Lived Intangibles:
Trade name	1,322	1,246
Non-compete agreeements	3,850	3,050
Customer lists and relationships	20,996	14,281
Other intangible assets	2,171	2,072

	28,339	20,649
Less: acccumulated amortization	(5,382)	(4,592)

Intangible assets, net	$22,957	$16,057

Total Identifiable Intangibles	$29,373	$22,473

Estimated amortization expense for amortizable intangible assets for the next five years is as follows:

(in thousands)	2013	2014	2015	2016	2017
Estimated amortization expense	$2,179	$2,356	$2,243	$2,230	$2,189

Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

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

Foreign Currency Translation

Exchange gains or losses incurred on transactions conducted by business units in a currency other than the business units’ functional currency are normally reflected in cost of sales in the Consolidated Statements of Operations. Assets and liabilities of XPO Logistics Canada, which has the U.S. dollar as its functional currency (but which maintains its accounting records in Canadian currency), have their values remeasured into U.S. dollars at period-end exchange rates, except for non-monetary items for which historical rates are used. Exchange gains or losses are not material to the condensed consolidated statements of operations for the periods presented.

Foreign Currency Hedging and Derivative Financial Instruments

The Company enters into derivative contracts, primarily foreign currency forward contracts, to protect against fluctuations in exchange rates. These contracts are for expected future cash flows and not for speculative purposes. The Company reflects changes in fair value of these contracts in the condensed consolidated statements of operations. In accordance with FASB ASC Topic 815 “Derivatives and Hedging” we do not apply hedge accounting to our derivative contracts.

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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurements as of March 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$202,633	$202,633	$—	$—
Liabilities:
Contingent consideration obligations	$408	$—	$—	$408

	Fair Value Measurements as of December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$239,443	$239,443	$—	$—
Liabilities:
Contingent consideration obligations	$392	$—	$—	$392

Estimated Fair Value of Financial Instruments

The aggregate net fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain financial instruments approximated their fair values as of the periods ended March 31, 2013 and 2012. These financial instruments include cash, accounts receivable, notes receivable, accounts payable, accrued expense, notes payable and short-term borrowings. Fair values approximate carrying values for these financial instruments since they are short-term in nature and they are receivable or payable on demand. The fair value of the Freight Forwarding notes receivable from the owners of the independently-owned stations approximated their respective carrying values based on the interest rates associated with these instruments.

The Company has outstanding $143.8 million of 4.50% Convertible Senior Notes due October 1, 2017, which the Company is obligated to repay at face value unless the holder agrees to a lesser amount or elects to convert all or a portion of such notes into the Company’s common stock. The convertible senior notes were allocated to long-term debt and equity in the amounts of $106.8 million and $31.7 million, respectively. These amounts are net of debt issuance costs of $4.1 million for debt and $1.2 million for equity. Holders of the convertible senior notes are due interest semiannually in arrears on April 1 and October 1 of each year, beginning on April 1, 2013. The conversion rate was initially 60.8467 shares of common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $16.43 per share of common stock) and is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. The fair value of the convertible senior notes was $171.2 million as of March 31, 2013. The convertible senior notes contain an optional redemption right in favor of the Company, although it is the Company’s present intent not to exercise such redemption right. Accordingly, the fair value of the bifurcated coupon make-whole premium that would be payable to holders in the event of a redemption has been valued at $0.0 million. For additional information refer to Note 5—Debt.

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

The weighted-average fair value of each stock option recorded in expense for the three-month periods ended March 31, 2013 and 2012 were estimated on the date of grant using the Black-Scholes option pricing model and is amortized over the requisite service period of the option. The Company has used one grouping for the assumptions, as its option grants have similar characteristics. The expected term of options granted has been derived based upon the Company’s history of actual exercise behavior and represents the period of time that options granted are expected to be outstanding. Historical data was also used to estimate option exercises and employee terminations. Estimated volatility is based upon the Company’s historical market price at consistent points in a period equal to the expected life of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and the expected dividend yield is zero. For additional information refer to Note 8—Stock-Based Compensation.

Earnings per Share

Earnings per common share are computed in accordance with ASC Topic 260, “Earnings per Share”, which requires companies to present basic earnings per share and diluted earnings per share. For additional information refer to Note 9—Earnings per Share.

Internal Use Software

The Company has adopted the provisions of ASC Topic 350, “Intangibles—Goodwill and Other”. Accordingly, certain costs incurred in the planning and evaluation stage of internal use computer software are expensed as incurred. Costs incurred during the application development stage are capitalized and included in property and equipment. Capitalized internal use software totaled $1.2 million as of March 31, 2013 and December 31, 2012. Capitalized internal use software costs are amortized over the expected economic life of three years using the straight-line method.

Allowance for Doubtful Accounts

The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical experience, the age of the accounts receivable balances, credit quality of the Company’s customers, current economic conditions, and other factors that may affect customers’ ability to pay.

Please also refer to Note 1 of the “Notes to Consolidated Financial Statements” in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for a more complete discussion of the Company’s significant accounting policies.

3. Acquisitions

2013 Acquisitions

East Coast Air Charter

On February 8, 2013, pursuant to an asset purchase agreement the Company purchased substantially all of the operating assets of East Coast Air Charter, Inc. and 9-1-1 Air Charter LLC (together, “ECAC”) for total cash consideration of $9.3 million, excluding any working capital adjustments, with no assumption of debt. ECAC is a non-asset, third party logistics service provider specializing in expedited air charter brokerage in Statesville, NC. The ECAC acquisition was accounted for as a purchase business combination in accordance with ASC Topic 805 “Business Combinations”. Assets acquired and liabilities assumed were recorded in the accompanying condensed consolidated balance sheet at their estimated fair values as of February 8, 2013 with the remaining unallocated purchase price recorded as goodwill. As a result of the acquisition, the Company recorded goodwill of $3.9 million and intangible assets of $4.8 million. The working capital adjustments in connection with this acquisition are being finalized, although the Company does not expect there to be a material change in the purchase price as a result.

Covered Logistics & Transportation

On February 26, 2013, pursuant to an asset purchase agreement the Company acquired substantially all of the assets of Covered Logistics & Transportation LLC (“Covered Logistics”) for $8.0 million in cash consideration and 173,712 shares of the Company’s common stock with a value of $3.0 million, excluding any working capital adjustments, with no assumption of debt. Covered Logistics is a non-asset, third-party transportation logistics service provider focusing on freight brokerage with offices in Lake Forest, IL and Dallas, TX.

The Covered Logistics acquisition was accounted for as a purchase business combination in accordance with ASC Topic 805 “Business Combinations”. Assets acquired and liabilities assumed were recorded in the accompanying condensed consolidated balance sheet at their estimated fair values as of February 26, 2013 with the remaining unallocated purchase price recorded as goodwill. As a result of the acquisition, the Company recorded goodwill of $7.0 million and intangible assets of $2.9 million. The working capital adjustments in connection with this acquisition are being finalized, although the Company does not expect there to be a material change in the purchase price as a result.

2012 Acquisitions

Turbo Logistics

On October 24, 2012, pursuant to an asset purchase agreement the Company purchased substantially all of the assets of Turbo Logistics, Inc. and Turbo Dedicated, Inc. (collectively, “Turbo”) for total cash consideration of $50.1 million, excluding any working capital adjustments, with no assumption of debt. As a result of the final working capital adjustment, the cash consideration was reduced by $0.2 million.

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

As of March 31, 2013, the purchase price allocation is considered final, except for any impact resulting from any final working capital adjustments. All goodwill recorded related to the acquisition relates to the Freight Brokerage segment and is not deductible for Canadian income tax purposes.

In conjunction with the acquisition, the Company issued notes payable to the sellers totaling $1.0 million. The notes do not bear any interest. The notes were treated as consideration transferred as part of the acquisition and are payable in equal quarterly installments on November 3, February 3, May 3 and August 3 of each year with the final installment to be due and payable on August 3, 2015. The Company used an imputed interest rate of 4.53% to determine the appropriate discount to apply to the notes. The carrying value of the notes payable at March 31, 2013 was $0.8 million.

Continental Freight Services

On May 8, 2012, the Company purchased all of the outstanding capital stock of Continental Freight Services, Inc. (“Continental”) and all of the membership interests in G & W Tanks, LLC. The cash purchase price was $3.5 million, excluding any working capital adjustments and a potential earn-out of up to $0.3 million. The acquisition of Continental includes a contingent consideration arrangement that requires additional consideration to be paid by the Company to Continental’s former owners based on the adjusted gross profit of Continental during the twelve month period commencing June 1, 2012. The range of the undiscounted amounts the Company could pay under the contingent consideration agreement is between $0.0 million and $0.3 million. The fair value of the contingent consideration recognized on the acquisition date of $0.3 million was estimated by applying the income approach. The fair value of the contingent consideration at March 31, 2013 is $0.3 million.

4. Commitments and Contingencies

Lease Commitments

As of March 31, 2013, the Company had approximately $22.5 million in future minimum payments required under operating leases for various real estate, transportation and office equipment leases that have an initial or remaining non-cancelable lease term. Remaining future minimum payments related to these operating leases amount to approximately $3.2 million, $3.6 million, $3.4 million, $3.2 million, and $9.1 million for the periods ending December 31, 2013, 2014, 2015, 2016, and 2017 and thereafter, respectively.

Rent expense was approximately $0.9 million and $0.3 million for the three-month periods ended March 31, 2013 and 2012, respectively.

Litigation

The Company is involved in litigation in the Fourth Judicial District Court of Hennepin County, Minnesota relating to its hiring of former employees of C.H. Robinson Worldwide, Inc. (“CHR”). In the litigation, CHR asserts claims for breach of contract, breach of fiduciary duty and duty of loyalty, tortious interference with contractual relationships and prospective contractual relationships, misappropriation of trade secrets, violation of the federal Computer Fraud and Abuse Act, inducing, aiding, and abetting breaches, and conspiracy. CHR seeks temporary, preliminary and permanent injunctions, as well as direct and consequential damages and attorneys’ fees. CHR has asserted that it may seek punitive damages as well. On January 17, 2013, the Court issued an Order Regarding Motion for Temporary Injunction (the “January 17 Order”). On February 7, 2013, CHR filed a First Amended Complaint. On April 11, 2013, the Company moved to dismiss the new claims asserted in that First Amended Complaint. On April 16, 2013, following the Company’s request, the Court issued an Order Denying Request for Leave to File Motion to Reconsider and Amending the Order for a Temporary Injunction (the “Amended Order”). The Amended Order limited and clarified paragraph 1(e) of the January 17 Order to prohibit the Company from engaging in business within a specified radius of Phoenix, AZ, until July 1, 2014, with customers identified on a CHR spreadsheet with whom CHR did more than $100,000 worth of gross revenue in 2011. The Company intends to vigorously defend the action in court. The outcome of this litigation is uncertain and could have a material adverse effect on the Company’s business and results of operations.

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

Under certain circumstances at the election of the holder, the convertible senior notes may be converted until the close of business on the business day immediately preceding April 1, 2017, into cash, shares of the Company’s common stock, or a combination of cash and shares of common stock, at the Company’s election, at the initial conversion rate of approximately 60.8467 shares of common stock per $1,000 in principal amount, which is equivalent to an initial conversion price of approximately $16.43 per share. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its convertible senior notes in connection with such corporate event in certain circumstances. On or after April 1, 2017, until the close of business on the business day immediately preceding the maturity date, holders may convert their convertible senior notes at any time. The convertible senior notes may be redeemed by the Company on or after October 1, 2015 if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The Company may redeem the convertible senior notes in whole but not in part, at a redemption price in cash equal to 100% of the principal amount to be redeemed, plus accrued and unpaid interest, but excluding, the redemption date, plus a make-whole premium payment. The “make whole premium” payment or delivery will be made, as the case may be, in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, equal to the present values of the remaining scheduled payments of interest on the convertible senior notes to be redeemed through October 1, 2017 (excluding interest accrued to, but excluding, the redemption date), computed using a discount rate equal to 4.5%. The make-whole premium is paid to holders whether or not they convert the convertible senior notes following the Company’s issuance of a redemption notice.

For accounting purposes, the redemption feature in the convertible senior notes is an embedded derivative that is not clearly and closely related to the convertible senior notes. Consequently, it was initially bifurcated from the indenture and separately recorded at its fair value as a liability with subsequent changes in fair value to be recorded through earnings. As of March 31, 2013, the fair value of the embedded redemption feature was $0.0 million as management has determined it is not our intent to exercise the conversion feature.

The following table outlines the Company’s debt obligations (in thousands) as of March 31, 2013 and December 31, 2012:

	Interest rates	Term (months)	As of March 31, 2013	As of December 31, 2012
Capital leases for equipment	12.94%	56	$186	$154
Notes payable	N/A	N/A	1,288	863
Line of credit	5.0%	N/A	438	150
Convertible senior notes	4.50%	60	109,718	108,280

Total debt and capital leases			111,630	109,447
Less: current maturities of notes payable and capital leases			791	491

Non-current maturities of debt and capital leases			$110,839	$108,956

6. Goodwill

The following table is a roll-forward of goodwill from December 31, 2012 to March 31, 2013. The current period additions are the result of the goodwill recognized as excess purchase price in the acquisitions of East Coast Air Charter and Covered Logistics (in thousands):

	Expedited Transportation	Freight Forwarding	Freight Brokerage	Total
Goodwill at December 31, 2012	$7,737	$9,222	38,988	$55,947
Acquisitions and other adjustments	3,879	—	7,078	10,957

Goodwill at March 31, 2013	$11,616	$9,222	$46,066	$66,904

7. Stockholder’s Equity

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

8. Stock-Based Compensation

The following table summarizes the Company’s equity awards outstanding and exercisable as of December 31, 2012 and March 31, 2013:

	Options				Restricted Stock Units
		Weighted Average	Exercise	Weighted Average	Restricted	Weighted Average
	Options	Exercise Price	Price Range	Remaining Term	Stock Units	Grant Date Fair Value
Outstanding at December 31, 2012	1,383,332	10.06	2.28 – 18.07	8.29	883,816	11.31
Granted	25,500	17.98	17.10 – 18.59		140,714	12.62
Exercised	29,997	4.01	2.96 – 6.08		—	—
Forfeited	348	6.08	6.08		—	—

Outstanding at March 31, 2013	1,378,487	$10.34	$2.28 – 18.59	8.18	1,024,530	$11.49

The stock-based compensation expense for outstanding restricted stock units (“RSUs”) was $0.7 million and $0.8 million for the three-month periods ended March 31, 2013 and 2012, respectively. Of the 1,024,530 outstanding RSUs, 573,816 vest subject to service conditions, 310,000 vest subject to service and performance-based conditions and 140,714 vest subject to service and market conditions. Based on the Company’s financial performance in 2012, all performance-based conditions relating to outstanding RSUs vesting have been satisfied.

As of March 31, 2013, the Company had approximately $10.1 million of unrecognized compensation cost related to non-vested RSU compensation that is anticipated to be recognized over a weighted-average period of approximately 2.99 years. Remaining estimated compensation expense related to outstanding restricted stock-based grants is $2.4 million, $3.0 million, $2.9 million, $1.8 million and $0.0 million for the years ending December 31, 2013, 2014, 2015, 2016 and 2017, respectively.

As of March 31, 2013, the Company had 489,946 options vested and exercisable and $4.3 million of unrecognized compensation cost related to stock options. The remaining estimated compensation expense related to the existing stock options is $1.2 million, $1.1 million, $1.1 million, $0.8 million and $0.1 million for the years ended December 31, 2013, 2014, 2015, 2016 and 2017, respectively.

9. Earnings per Share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are computed by dividing net income available to common shareholders by the combined weighted average number of shares of common stock outstanding and the potential dilution of stock options, Warrants, RSUs, convertible senior notes and Preferred Stock outstanding during the period, if dilutive. The weighted average of potentially dilutive securities excluded from the computation of diluted earnings per share for the three-month periods ending March 31, 2013 and 2012 is shown per the table below.

	Three Months Ended
	March 31, 2013	March 31, 2012
Basic common stock outstanding	18,031,926	9,501,336

Potentially Dilutive Securities:
Shares underlying the conversion of preferred stock to common stock	10,610,714	10,714,286
Shares underlying the conversion of the convertible senior notes	8,749,239	—
Shares underlying warrants to purchase common stock	6,342,298	5,411,309
Shares underlying stock options to purchase common stock	550,611	293,578
Shares underlying restricted stock units	414,088	97,894

	26,666,950	16,517,067

Diluted weighted shares outstanding	44,698,876	26,018,403

The impact of this dilution was not reflected in the earnings per share calculations in the unaudited condensed consolidated statements of operations because the impact was anti-dilutive. The treasury method was used to determine the shares for the potential dilution with an average market price of $17.15 per share and $14.14 per share for the three-month periods ended March 31, 2013 and 2012, respectively.

10. Income Taxes

The Company has determined its interim tax provision projecting an estimated annual effective tax rate. For the three months ended March 31, 2013, the Company recorded income tax expense of $0.2 million yielding an effective tax rate of 1.6%. The effective tax rate differs from the U.S. statutory rate of 34% in the periods ended March 31, 2013, primarily due to the impact of recording a valuation allowance against the benefits of the current period’s loss.

The Company has a valuation allowance of $6.3 million as of March 31, 2013 on the deferred tax assets generated for federal, state and foreign net operating losses where it is not more likely than not that the deferred tax assets will be utilized. In evaluating the Company’s ability to realize its deferred income tax assets, the Company considers all available positive and negative evidence, including operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction by jurisdiction basis. The valuation allowance as of March 31, 2013 relates primarily to domestic net operating loss and credit carryforwards that will reduce the provision for income taxes if and when recognized.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of March 31, 2013, the Company has not made a provision for U.S. or additional foreign withholding taxes for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration, if any exists. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

11. Related Party Transactions

There were no related party transactions that occurred during the three-month periods ended March 31, 2013 and 2012.

12. Reportable Segments

The Company has three reportable segments as described in Note 1 of the unaudited condensed consolidated financial statements.

Corporate charges include the costs of the Company’s executive and shared service teams, professional services such as legal and consulting, board of directors, and certain other corporate costs associated with operating as a public company. The Company allocates charges to the reportable segments for IT services, depreciation of IT fixed assets as well as centralized recruiting and training resources.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating income of the respective business segments. The following schedule identifies select financial data for each of the Company’s operating segments for the three-month periods ended March 31, 2013 and 2012, respectively (in thousands):

XPO Logistics, Inc.

Segment Data

(Unaudited)

(In thousands)

	Freight Brokerage	Expedited Transportation	Freight Forwarding	Corporate	Eliminations	Total
Three Months Ended March 31, 2013
Revenue	$78,230	$23,875	$16,233	$—	$(4,339)	$113,999
Operating income (loss) from operations	(3,820)	753	372	(8,672)	—	(11,367)
Depreciation and amortization	1,014	268	88	184	—	1,554
Interest expense	2	2	—	3,060	—	3,064
Tax provision (benefit)	41	—	—	181	—	222
Goodwill	46,066	11,616	9,222	—	—	66,904
Total assets	140,275	51,930	22,412	373,207	(187,370)	400,454
Three Months Ended March 31, 2012
Revenue	$7,928	$22,420	$15,457	$—	$(1,245)	$44,560
Operating income (loss) from operations	(154)	1,580	162	(5,812)	—	(4,224)
Depreciation and amortization	20	136	144	17	—	317
Interest expense (income)	1	1	(1)	11	—	12
Tax (benefit) provision	(452)	(597)	(730)	258	—	(1,521)
Goodwill	—	7,737	9,222	—	—	16,959
Total assets	4,939	25,416	23,055	230,769	(18,933)	265,246

13. Subsequent Events

On April 10, 2013, the Company’s board of directors approved the declaration of a dividend payable to holders of the Preferred Stock. The declared dividend equaled $10 per share of Preferred Stock as specified in the Certificate of Designation of the Preferred Stock. The total declared dividend equaled $0.7 million and was paid on April 15, 2013.

On May 6, 2013, the Company acquired substantially all of the assets of Interide Logistics (“Interide”) for $3.1 million in cash consideration and 36,878 shares of the Company’s common stock with a value of $0.6 million, excluding any working capital adjustments, with no assumption of debt. Interide is a non-asset based freight brokerage business with offices in Salt Lake City, UT, Minneapolis-Saint Paul, MN and Louisville, KY.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and other written reports and oral statements we make from time to time contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. In some cases, forward-looking statements can be identified by the use of forward-looking terms such as “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” or the negative of these terms or other comparable terms. However, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to a material difference include those discussed elsewhere in this Quarterly Report, the risks discussed in our other filings with the SEC and the following: economic conditions generally; competition; our ability to find suitable acquisition candidates and execute our acquisition strategy; our ability to raise capital; our ability to attract and retain key employees to execute our growth strategy; our ability to develop and implement a suitable information technology system; our ability to maintain positive relationships with our network of third-party transportation providers; litigation; and governmental regulation. All forward-looking statements set forth in this Quarterly Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequence to or effects on us or our business or operations. Forward-looking statements set forth in this Quarterly Report speak only as of the date hereof and we do not undertake any obligation to update forward-looking statements to reflect subsequent events or circumstances, changes in expectations or the occurrence of unanticipated events.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K.

Critical Accounting Policies

The preparation of condensed consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions. In certain circumstances, those estimates and assumptions can affect amounts reported in the accompanying unaudited condensed consolidated financial statements. We have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts will be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. Note 1 of the “Notes to Consolidated Financial Statements” in the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012 includes a summary of our critical accounting policies. For the period ended March 31, 2103, there were no significant changes to our critical accounting policies.

New Pronouncements

No applicable new accounting pronouncements were noted during the period ended March 31, 2013.

Executive Summary

XPO Logistics, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”, “we”, “our” or “us”), is a non-asset based transportation services provider. We do not own trucks, airplanes or ships. We act as a middleman between shippers and carriers who outsource their transportation logistics to us as a third-party broker. As of March 31, 2013, we operated at 59 locations: 37 Company-owned branches and 22 agent-owned offices.

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

Our growth strategy has three main components:

•	Acquisitions. During 2013, we acquired the following non-asset based transportation logistics providers:

•	Covered Logistics & Transportation—On February 26, 2013, we purchased substantially all of the assets of Covered Logistics & Transportation LLC (“Covered Logistics”);

•	East Coast Air Charter—On February 8, 2013, we purchased substantially all of the assets of East Coast Air Charter, Inc. (“XPO Air Charter”);

During 2012, we acquired the following non-asset based transportation logistics providers:

•	Turbo Logistics—On October 24, 2012, we purchased substantially all of the assets of Turbo Logistics, Inc. and Turbo Dedicated, Inc. (together, “Turbo”);

•	BirdDog Logistics—On October 1, 2012, we purchased certain assets of BirdDog Logistics, Inc. (“BirdDog”);

•	Kelron Logistics—On August 3, 2012, we purchased all of the outstanding capital stock of Kelron Corporate Services Inc. and certain related entities (collectively, “Kelron”); and

•	Continental Freight Services—On May 8, 2012, we purchased all of the outstanding capital stock of Continental Freight Services, Inc. (“Continental”).

•	Cold-starts. We opened 17 cold-starts from September 2011 through March 31, 2013, including eight in our Freight Brokerage business segment. We plan to continue to open cold-start locations with a focus on growing our Freight Brokerage business network.

•	Optimization of operations. In March 2012, we opened a national operations center in Charlotte, NC—a critical component of our infrastructure. The operations center incorporates shared services for back office functions, and provides centralized carrier procurement as a resource for our brokerage branches.

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

We are obligated to pay holders of our 4.50% Convertible Senior Notes interest semiannually in arrears on April 1 and October 1 of each year, beginning on April 1, 2013. The notes will mature on October 1, 2017 unless earlier converted or repurchased. The conversion rate was initially 60.8467 shares of common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $16.43 per share of common stock) and is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest.

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

Other Reporting Disclosures

This discussion and analysis also refers from time to time to our Freight Brokerage international operations. These brokered shipments may originate in either the United States or Canada and are largely attributable to our acquisition of Kelron. These services are provided to both U.S. and Canadian customers who primarily pay in their home currency.

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

XPO Logistics, Inc.

Consolidated Summary Financial Table

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,		Percent of Revenue		Change
	2013	2012	2013	2012	%
Revenue	$113,999	$44,560	100.0%	100.0%	155.8%
Direct expense
Transportation services	94,880	34,534	83.2%	77.5%	174.7%
Station commissions	1,708	2,316	1.5%	5.2%	-26.3%
Other direct expense	1,151	937	1.0%	2.1%	22.8%

Total direct expense	97,739	37,787	85.7%	84.8%	158.7%

Gross margin	16,260	6,773	14.3%	15.2%	140.1%

SG&A expense
Salaries & benefits	18,048	6,349	15.8%	14.2%	184.3%
Purchased services	3,815	2,736	3.3%	6.1%	39.4%
Other SG&A expense	4,262	1,646	3.7%	3.7%	158.9%
Depreciation & amortization	1,502	266	1.3%	0.6%	464.7%

Total SG&A expense	27,627	10,997	24.2%	24.7%	151.2%

Operating loss	(11,367)	(4,224)	-10.0%	-9.5%	169.1%

Other (income) expense	(109)	(21)	-0.1%	0.0%	419.0%
Interest expense	3,064	12	2.7%	0.0%	25433.3%

Loss before income tax	(14,322)	(4,215)	-12.6%	-9.5%	239.8%
Income tax expense (benefit)	222	(1,521)	0.2%	-3.4%	-114.6%

Net loss	$(14,544)	$(2,694)	-12.8%	-6.0%	439.9%

Consolidated Results

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Our consolidated revenue for the first quarter of 2013 increased 155.8% to $114.0 million from $44.6 million in the first quarter of 2012. This increase was driven largely by the increased revenues in Freight Brokerage due to the acquisitions of Turbo, Kelron, Continental, and Covered Logistics as well as the revenue attributable to the growth of our eight Brokerage cold-start locations, and the acquisition of XPO Air Charter.

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

Total gross margin dollars for the first quarter of 2013 increased 140.1% to $16.3 million from $6.8 million in the first quarter of 2012. As a percentage of revenue, gross margin was 14.3% in the first quarter of 2013 as compared to 15.2% in the first quarter of 2012. The decrease in gross margin as a percentage of revenue is attributable primarily to increased revenues in our Freight Brokerage segment, which typically experiences lower margins than our other operations, and lower margins in our Expedited Transportation segment.

Selling, general and administrative (“SG&A”) expense as a percentage of revenue was 24.2% in the first quarter of 2013, as compared to 24.7% in the first quarter of 2012. SG&A expense increased by $16.6 million in the first quarter of 2013 compared to the first quarter of 2012, due to significant growth initiatives, including six acquisitions, sales force recruitment, costs associated with our new Freight Brokerage offices, and an increase in Corporate SG&A.

Our effective income tax rates in the first quarter of 2013 and 2012 were 1.6% and (36.1%), respectively. The significant difference between the tax rates is due to the effects of recording a tax valuation allowance against the income tax benefit for the first quarter of 2013.

The increase in net loss was due primarily to higher SG&A expenses associated with significant growth initiatives, including sales force recruitment, costs associated with our new Freight Brokerage offices, and an increase in Corporate SG&A.

Freight Brokerage

Summary Financial Table

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,		Percent of Revenue		Change
	2013	2012	2013	2012	%
Revenue	$78,230	$7,928	100.0%	100.0%	886.8%
Direct expense
Transportation services	67,957	6,905	86.9%	87.1%	884.2%
Other direct expense	207	(6)	0.3%	-0.1%	-3550.0%

Total direct expense	68,164	6,899	87.1%	87.0%	888.0%

Gross margin	10,066	1,029	12.9%	13.0%	878.2%

SG&A expense
Salaries & benefits	10,163	859	13.0%	10.8%	1083.1%
Purchased services	814	62	1.0%	0.8%	1212.9%
Other SG&A expense	1,895	174	2.4%	2.2%	989.1%
Depreciation & amortization	1,014	20	1.3%	0.3%	4970.0%

Total SG&A expense	13,886	1,115	17.8%	14.1%	1145.4%

Operating (loss) income	$(3,820)	$(86)	-4.9%	-1.1%	4341.9%

Freight Brokerage

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenue in our Freight Brokerage segment increased by 886.8% to $78.2 million in the first quarter of 2013 compared to $7.9 million in the first quarter of 2012. Revenue growth was primarily due to the acquisitions of Turbo, Kelron, Continental, and Covered Logistics, as well as revenue growth from our eight cold-start sales locations. Headcount in our Freight Brokerage segment increased to 668 from 40 as of March 31, 2013 and 2012, respectively.

Freight Brokerage’s gross margin dollars increased 878.2% to $10.1 million in the first quarter of 2013 from $1.0 million in the first quarter of 2012. As a percentage of revenue, Freight Brokerage’s gross margin remained relatively flat at 12.9% in the first quarter of 2013, compared to 13.0% in the first quarter of 2012.

SG&A expense increased to $13.9 million in the first quarter of 2013 from $1.1 million in the first quarter of 2012. As a percentage of revenue, SG&A expense increased to 17.8% in the first quarter of 2013 as compared to 14.1% in the first quarter of 2012. The increase in SG&A expense was associated with sales force expansion, technology development and training.

Our Freight Brokerage operations generated an operating loss of $3.8 million in the first quarter of 2013 compared to an operating loss of $0.1 million in the first quarter of 2012. The increase in operating loss was attributable to the increase in SG&A expense as we continue to invest in sales and procurement personnel to support our growth initiatives.

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

Expedited Transportation

Summary Financial Table

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,		Percent of Revenue		Change
	2013	2012	2013	2012	%
Revenue	$23,875	$22,420	100.0%	100.0%	6.5%
Direct expense
Transportation services	19,152	17,362	80.2%	77.4%	10.3%
Other direct expense	915	899	3.8%	4.0%	1.8%

Total direct expense	20,067	18,261	84.1%	81.4%	9.9%

Gross margin	3,808	4,159	15.9%	18.6%	-8.4%

SG&A expense
Salaries & benefits	1,945	1,660	8.1%	7.4%	17.2%
Purchased services	289	197	1.2%	0.9%	46.7%
Other SG&A expense	604	429	2.5%	1.9%	40.8%
Depreciation & amortization	217	85	0.9%	0.4%	155.3%

Total SG&A expense	3,055	2,371	12.8%	10.6%	28.8%

Operating income	$753	$1,788	3.2%	8.0%	-57.9%

Note: Total depreciation and amortization for the Expedited Transportation operating segment included in both direct expense and SG&A, was $268 and $137 for the three-month periods ended March 31, 2013 and 2012

Expedited Transportation

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenue in our Expedited Transportation segment increased 6.5% to $23.9 million in the first quarter of 2013 from $22.4 million in the first quarter of 2012. This growth was driven by the acquisition of East Coast Air Charter on February 12, 2013.

Direct expenses consist primarily of payments to independent contractors for ground transportation and air charter services, insurance and truck leasing expense. Expedited Transportation gross margin dollars decreased 8.4% to $3.8 million in the first quarter of 2013 from $4.2 million in the first quarter of 2012. As a percentage of revenue, Expedited Transportation gross margin was 15.9% in the first quarter of 2013, compared to 18.6% in the first quarter of 2012. The decrease in gross margin as a percentage of revenue primarily reflects a softer expedited freight environment.

SG&A expense increased 28.8% to $3.1 million in the first quarter of 2013 from $2.4 million in the first quarter of 2012. As a percentage of revenue, SG&A expense increased to 12.8% in the first quarter of 2013 compared to 10.6% in the first quarter of 2012. The increase was due to largely to the addition of East Coast Air Charter and an increase in the number of sales and service personnel since the first quarter of 2012.

Operating income decreased to $0.8 million in the first quarter of 2013 compared to $1.8 million in the first quarter of 2012. The decrease in operating income was primarily related to the decrease in gross margin as a percent of revenue and an increase in SG&A, as described above.

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

Freight Forwarding

Summary Financial Table

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,		Percent of Revenue		Change
	2013	2012	2013	2012	%
Revenue	$16,233	$15,457	100.0%	100.0%	5.0%
Direct expense
Transportation services	12,110	11,513	74.6%	74.5%	5.2%
Station commissions	1,708	2,316	10.5%	15.0%	-26.3%
Other direct expense	29	43	0.2%	0.3%	-32.6%

Total direct expense	13,847	13,872	85.3%	89.7%	-0.2%

Gross margin	2,386	1,585	14.7%	10.3%	50.5%

SG&A expense
Salaries & benefits	1,433	787	8.8%	5.1%	82.1%
Purchased services	90	41	0.6%	0.3%	119.5%
Other SG&A expense	403	372	2.5%	2.4%	8.3%
Depreciation & amortization	88	144	0.5%	0.9%	-38.9%

Total SG&A expense	2,014	1,344	12.4%	8.7%	49.9%

Operating income	$372	$241	2.3%	1.6%	54.4%

Freight Forwarding

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenue in our Freight Forwarding segment increased 5.0% to $16.2 million in the first quarter of 2013 from $15.5 million in the first quarter of 2012. The increase was primarily the result of the opening of new freight forwarding locations.

As of March 31, 2013, Freight Forwarding had 28 locations, consisting of 19 independently-owned stations and nine Company-owned branches. This compares to 27 locations as of March 31, 2012, consisting of 23 independently-owned stations and four company-owned branches.

Direct expense consists primarily of payments for purchased transportation and commissions paid to Freight Forwarding’s independently-owned stations. Freight Forwarding’s gross margin dollars increased 50.5% to $2.4 million in the first quarter of 2013 from $1.6 million in the first quarter of 2012. As a percentage of revenue, Freight Forwarding gross margin increased to 14.7% in the first quarter of 2013 as compared to 10.3% in the first quarter of 2012. The increase was primarily driven by company-owned conversions from independently-owned stations, and coldstarts.

SG&A expense increased 49.9% to $2.0 million in the first quarter of 2013 from $1.3 million in the first quarter of 2012. As a percentage of revenue, SG&A expense increased to 12.4% in the first quarter of 2013 as compared to 8.7% in the first quarter of 2012. The increase in SG&A expense is mainly due to the investment associated with opening our company-owned branches in Chicago, IL, Houston, TX, Los Angeles, CA, Minneapolis, MN, Charlotte, NC, Atlanta, GA and Montreal, QC.

Operating income increased to $0.4 million in the first quarter of 2013 compared to $0.2 million in the first quarter of 2012. The increase in operating income was primarily related to an increase in the percentage of revenues from our company-owned branches, which yield higher margins than our independently-owned stations.

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

XPO Corporate

Summary of Selling, General and Administrative Expense

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,		Percent of Consolidated Revenue		Change
	2013	2012	2013	2012	%
SG&A expense
Salaries & benefits	4,507	3,043	4.0%	6.8%	48.1%
Purchased services	2,622	2,436	2.3%	5.5%	7.6%
Other SG&A expense	1,359	671	1.2%	1.5%	102.5%
Depreciation & amortization	184	17	0.2%	0.0%	982.4%

Total SG&A expense	$8,672	$6,167	7.6%	13.8%	40.6%

Corporate

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Corporate SG&A expense in the first quarter of 2013 increased by $2.5 million compared to the first quarter of 2012. As a percentage of consolidated revenue, Corporate SG&A expense was 7.6% in the first quarter of 2013, compared with 13.8% in the first quarter of 2012 due to improved leverage as the Company executed its acquisition and organic growth strategies. The increase in salaries and benefits was driven by higher headcount in corporate shared services. Purchased services increased in the first quarter of 2013 due largely to $1.1 million of litigation-related legal costs. Corporate SG&A for the first quarter of 2013 also included $1.1 million of non-cash share based compensation and $0.3 million of acquisition-related transaction costs.

Liquidity and Capital Resources

General

As of March 31, 2013, we had $243.7 million of working capital, including cash of $206.2 million, compared to working capital of $271.9 million, including cash of $252.3 million, as of December 31, 2012. This decrease of $28.2 million in working capital during the three-month period was mainly due to cash used in the acquisitions of East Coast Air Charter and Covered Logistics as well as cash used in operations.

During the first quarter of 2013, we funded operations, capital expenditures and preferred stock dividends through cash on hand. We continually evaluate our liquidity requirements, capital needs and availability of capital resources based on our operating needs and our planned growth initiatives. In addition to our existing cash balances and net cash provided by operating activities, in certain circumstances we may also use debt financings and issuances of equity or equity-related securities to fund our operating needs and growth initiatives.

We believe that our existing cash balances will be sufficient for the next twelve months to finance our existing operations and growth initiatives.

Cash Flow

During the first quarter of 2013, $28.0 million was used in cash from operations compared to $2.8 million used for the comparable period in 2012. The primary use of cash for the period was payment of transportation services and various SG&A expenses.

Cash generated from revenue equaled $104.2 million for the first quarter of 2013 as compared to $42.6 million for the same period in 2012 and correlates directly with the revenue increase between the two periods. Cash flow increases are related primarily to volume increases between the periods ended March 31, 2013 and 2012.

Cash used for payment of transportation services for the first quarter of 2013 equaled $97.1 million as compared to $36.3 million for the same period in 2012. The increase in cash outflows between the two periods also directly correlates to the increase in revenues between the two periods.

Other operating uses of cash included SG&A items, which equaled $31.2 million and $8.8 million for the three-month periods ended March 31, 2013 and 2012, respectively. Significant SG&A items include payroll and purchased services. For the first quarter of 2013, payroll expense equaled $13.4 million as compared to $5.9 million for the same period in 2012.

Investing activities used approximately $17.5 million during the first quarter of 2013 compared to a use of $1.3 million from these activities during the same period in 2012. During the current period, $16.6 million was used in acquisitions and $1.1 million was used to purchase fixed assets while $0.1 million was received from the sale of business interests. During the same period in 2012, we used $0.5 million to make an earn-out payment to the former owners of LRG International and $0.8 million to purchase fixed assets.

Financing activities used approximately $0.6 million for the first quarter of 2013, compared to $134.6 million generated for the same period in 2012. Our primary use of cash in financing activities during the first quarter of 2013 was the dividends paid to preferred stockholders of $0.7 million and payments on notes payable of $0.3 million offset by the receipt of $0.5 million from a line of credit. During the same period in 2012, our main source of cash was the $137.0 million of net proceeds from the stock offering and $0.2 million in proceeds from the exercise of options offset by the use of cash in the payoff of our revolving credit facility and term loan for $2.1 million and the dividend paid to preferred stockholders of $0.8 million during the period.

Long-Term Debt and Line of Credit

In conjunction with the acquisition of Kelron on August 3, 2012, the Company assumed Kelron’s credit agreements with Royal Bank of Canada (“RBC”) dated April 21, 2011 and amended May 8, 2012 (the “Agreements”), which provided for a $5.0 million revolving demand facility (the “Revolving Demand Facility”) subject to certain borrowing limits. Borrowings under the Agreements can be made either as Royal Bank Prime based loans in Canadian currency at the interest rate equal to the Royal Bank Prime Rate (as defined in the Agreements) plus 2.00 percent or as Royal Bank US Base Rate loans in U.S. currency at the interest rate equal to the Royal Bank US Base Rate (as defined in the Agreements) plus 2.00 percent. Borrowings under the Revolving Demand Facility are payable upon demand by RBC. The Revolving Demand Facility is guaranteed by a first ranking security interest in all personal property of Kelron. The Agreements contain customary representations, warranties and general covenants, with which we were in compliance at March 31, 2013.

Contractual Obligations

The following table reflects our contractual obligations as of March 31, 2013 (in thousands):

	Payments Due by Period
		Less than 1	1 to 3	3 to 5	More than 5
Contractual Obligations	Total	Year	Years	Years	Years
Capital leases payable	$186	$38	$91	$57	$—
Notes Payable	1,726	753	973	—	—
Operating/real estate leases	22,287	4,045	6,833	5,866	5,543
Employment contracts	20,043	5,432	11,563	3,048	—
Convertible Senior Notes	139,278	5,930	12,938	120,410	—

Total contractual cash obligations	$183,520	$16,198	$32,398	$129,381	$5,543

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

Interest Rate Risk. As of March 31, 2013, we held $206.2 million of cash in cash depository and money market funds held in depository accounts at four financial institutions. The primary market risk associated with these investments is liquidity risk. A hypothetical 100-basis-point change in the interest rate would not have a material effect on our earnings. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates.

Foreign Currency Exchange Risk. As a result of our acquisition of the freight brokerage operations of Kelron on August 3, 2012, our Canadian-based business and results of operations are exposed to movements in the U.S. dollar to Canadian dollar foreign currency exchange rate. As a result of our presence in Canada, a portion of our revenue is denominated in Canadian dollars. If the U.S. dollar strengthens against the Canadian dollar, our revenues reported in U.S. dollars would decline. With regard to operating expense, our primary exposure to foreign currency exchange risk relates to operating expense incurred in Canadian dollars. If the Canadian dollar strengthens, costs reported in U.S. dollars will increase. Movements in the U.S. dollar to Canadian dollar foreign currency exchange rate did not have a material effect on our revenue during the first quarter of 2013. A hypothetical ten percent change in average exchange rates versus the U.S. dollar would not have resulted in a material change to our earnings for the first quarter of 2013.

From time to time, we use foreign currency forward contracts to reduce part of the variability in certain forecasted Canadian dollar denominated cash flows. Generally, these instruments are for maturities of six months or less. We consider several factors when evaluating hedges of our forecasted foreign currency exposures, such as significance of the exposure, offsetting economic exposures and potential costs of hedging. We do not enter into derivative transactions for purposes other than hedging economic exposures. During the first quarter of 2013, we have not entered into any forward contracts to reduce the variability in our Canadian dollar denominated revenues and operating expenses that relate to our Canadian-based operations.

Convertible Debt Outstanding. The fair market value of our outstanding issue of convertible senior notes is subject to interest rate and market price risk due to the convertible feature of the notes and other factors. Generally the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the notes may also increase as the market price of our stock rises and decrease as the market price of our stock falls. Interest rate and market value changes affect the fair market value of the convertible senior notes, and may affect the prices at which we would be able to repurchase such convertible senior notes were we to do so. These changes do not impact our financial position, cash flows or results of operations. For additional information on the fair value of our outstanding convertible senior notes, see Note 2 to our condensed consolidated financial statements included in this Quarterly Report.

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

Changes in internal controls. Except as described below, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. The Company has replaced its financial reporting system with a new financial reporting system from Oracle and implementation is occurring during 2013. On February 8, 2013 and February 26, 2013, the Company completed its acquisitions of the air charter operations of ECAC and the freight brokerage operations of Covered Logistics, respectively, and is in the process of integrating the acquired businesses into the Company’s overall internal controls over financial reporting process. For additional information on the acquisitions of ECAC and Covered Logistics, see Note 3 to our condensed consolidated financial statements included in this Quarterly Report.

Part II—Other Information

Item 1. Legal Proceedings.

The Company is involved in litigation in the Fourth Judicial District Court of Hennepin County, Minnesota relating to its hiring of former employees of C.H. Robinson Worldwide, Inc. (“CHR”). In the litigation, CHR asserts claims for breach of contract, breach of fiduciary duty and duty of loyalty, tortious interference with contractual relationships and prospective contractual relationships, misappropriation of trade secrets, violation of the federal Computer Fraud and Abuse Act, inducing, aiding, and abetting breaches, and conspiracy. CHR seeks temporary, preliminary and permanent injunctions, as well as direct and consequential damages and attorneys’ fees. CHR has asserted that it may seek punitive damages as well. On January 17, 2013, the Court issued an Order Regarding Motion for Temporary Injunction (the “January 17 Order”). On February 7, 2013, CHR filed a First Amended Complaint. On April 11, 2013, the Company moved to dismiss the new claims asserted in that First Amended Complaint. On April 16, 2013, following the Company’s request, the Court issued an Order Denying Request for Leave to File Motion to Reconsider and Amending the Order for a Temporary Injunction (the “Amended Order”). The Amended Order limited and clarified paragraph 1(e) of the January 17 Order to prohibit the Company from engaging in business within a specified radius of Phoenix, AZ, until July 1, 2014, with customers identified on a CHR spreadsheet with whom CHR did more than $100,000 worth of gross revenue in 2011. The Company intends to vigorously defend the action in court. The outcome of this litigation is uncertain and could have a material adverse effect on the Company’s business and results of operations.

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

Item 1A. Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 26, 2013, we issued 173,712 unregistered shares of our common stock, and paid $8.0 million in cash, as consideration for substantially all the assets of Covered Logistics & Transportation LLC. These shares were issued to the three principals of Covered Logistics & Transportation LLC. The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933, as amended, in accordance with Section 4(2) thereof, as a transaction by an issuer not involving any public offering.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) Not applicable.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrants Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrants Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013.

32.1†	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrants Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013.

32.2†	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrants Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	This exhibit will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities and Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

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

Date: May 8, 2013