Form 10-Q
period 2013-06-30
XPO Logistics, Inc.
filed 2013-08-01
CIK 1166003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 31, 2013, there were 18,210,716 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

XPO Logistics, Inc.

Form 10-Q

Part I—Financial Information

Item 1. Financial Statements.

XPO Logistics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$178,155	$252,293
Accounts receivable, net of allowances of $1,318 and $603, respectively	89,740	61,245
Prepaid expenses	2,095	1,555
Deferred tax asset, current	938	1,406
Income tax receivable	2,840	2,569
Other current assets	4,203	1,866

Total current assets	277,971	320,934

Property and equipment, net of $6,954 and $5,323 in accumulated depreciation, respectively	15,554	13,090
Goodwill	69,927	55,947
Identifiable intangible assets, net of $6,295 and $4,592 in accumulated amortization, respectively	30,121	22,473
Deferred tax asset, long-term	72	—
Other long-term assets	834	764

Total long-term assets	116,508	92,274

Total assets	$394,479	$413,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,591	$22,108
Accrued salaries and wages	5,570	3,516
Accrued expenses, other	23,733	21,123
Current maturities of notes payable and capital leases	850	491
Other current liabilities	1,548	1,789

Total current liabilities	55,292	49,027

Convertible senior notes	111,197	108,280
Notes payable and capital leases, net of current maturities	767	676
Deferred tax liability, long term	6,553	6,781
Other long-term liabilities	3,838	3,385

Total long-term liabilities	122,355	119,122

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares; 74,275 shares issued and outstanding	42,794	42,794
Common stock, $.001 par value; 150,000,000 shares authorized; 18,241,217 and 18,002,985 shares issued, respectively; and 18,196,217 and 17,957,985 shares outstanding, respectively	18	18
Additional paid-in capital	267,806	262,641
Treasury stock, at cost, 45,000 shares held	(107)	(107)
Accumulated deficit	(93,679)	(60,287)

Total stockholders’ equity	216,832	245,059

Total liabilities and stockholders’ equity	$394,479	$413,208

The accompanying notes are an integral part of the condensed consolidated financial statements.

XPO Logistics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenue	$137,091	$54,540	$251,090	$99,100
Expenses
Direct expense	117,751	46,074	215,490	83,861

Gross margin	19,340	8,466	35,600	15,239
Sales general and administrative expense	33,355	11,834	60,982	22,831

Operating loss	(14,015)	(3,368)	(25,382)	(7,592)

Other (income) expense	167	26	58	5
Interest expense	3,106	3	6,170	15

Loss before income tax provision	(17,288)	(3,397)	(31,610)	(7,612)
Income tax expense (benefit)	74	1,780	296	259

Net loss	(17,362)	(5,177)	(31,906)	(7,871)
Cumulative preferred dividends	(743)	(750)	(1,486)	(1,500)

Net loss available to common shareholders	$(18,105)	$(5,927)	$(33,392)	$(9,371)

Basic loss per share
Net loss	$(1.00)	$(0.34)	$(1.84)	$(0.56)
Diluted loss per share
Net loss	$(1.00)	$(0.34)	$(1.84)	$(0.56)
Weighted average common shares outstanding
Basic weighted average common shares outstanding	18,180	17,637	18,107	16,629
Diluted weighted average common shares outstanding	18,180	17,637	18,107	16,629

The accompanying notes are an integral part of the condensed consolidated financial statements.

XPO Logistics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net loss	$(31,906)	$(7,871)
Adjustments to reconcile net loss to net cash from operating activities
Provisions for allowance for doubtful accounts	627	84
Depreciation & amortization expense	3,349	741
Stock compensation expense	2,147	2,266
Gain on sale of business interests	(176)	—
Accretion of debt	2,916	—
Exchange loss	46	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(24,134)	(5,496)
Deferred tax expense	167	1,537
Income tax receivable	(732)	(1,388)
Prepaid expenses and other current assets	(275)	(495)
Other long-term assets	(28)	(18)
Accounts payable	(5,973)	(1,313)
Accrued expenses and other liabilities	4,899	1,816

Cash used by operating activities	(49,073)	(10,137)

Investing activities
Acquisition of businesses, net of cash acquired	(19,660)	(3,713)
Proceeds from sale of business interests	125	—
Payment of acquisition earn-out	—	(450)
Payment for purchases of property and equipment	(3,864)	(2,569)

Cash Flows used by investing activities	(23,399)	(6,732)

Financing Activities
Credit line, net activity	(150)	—
Payments of notes payable and capital leases	16	(2,018)
Proceeds from stock offering, net	—	136,961
Proceeds from exercise of options, net	(56)	131
Proceeds from exercise of warrants	10	—
Dividends paid to preferred stockholders	(1,486)	(1,500)

Cash flows (used)/provided by financing activities	(1,666)	133,574

Net (decrease)/increase in cash	(74,138)	116,705
Cash and cash equivalents, beginning of period	252,293	74,007

Cash and cash equivalents, end of period	$178,155	$190,712

Supplemental disclosure of noncash activities:
Cash paid during the period for interest	$3,337	$15
Cash paid during the period for income taxes	$906	$159

The accompanying notes are an integral part of the condensed consolidated financial statements.

XPO Logistics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended June 30, 2013

(Unaudited)

(In thousands)

	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2012	74	$42,794	18,003	$18	(45)	$(107)	$262,641	$(60,287)	$245,059

Net loss	—	—	—	—	—	—	—	(31,906)	(31,906)
Issuance of common stock for option exercise net of withholdings	—	—	28	—	—	—	(45)	—	(45)
Issuance of common stock for acquisition	—	—	210	—	—	—	3,087	—	3,087
Sale of business interest	—	—	—	—	—	—	(24)	—	(24)
Dividend paid	—	—	—	—	—	—	—	(1,486)	(1,486)
Stock compensation expense	—	—	—	—	—	—	2,147	—	2,147

Balance, June 30, 2013	74	$42,794	18,241	$18	(45)	$(107)	$267,806	$(93,679)	$216,832

The accompanying notes are an integral part of the condensed consolidated financial statements.

XPO Logistics, Inc.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2013 and 2012

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

Freight Forwarding—provides freight forwarding services through its wholly-owned subsidiary Concert Group Logistics, Inc. (“CGL”). Freight forwarding transportation services are sold and arranged for under the authority of CGL through independently-owned stations and nine company-owned branches located in the United States and Canada.

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

These unaudited condensed consolidated financial statements reflect, in the opinion of the Company, all material adjustments (which include only normal recurring adjustments) necessary to fairly present the Company’s financial position as of June 30, 2013 and December 31, 2012, and results of operations for the three- and six-month periods ended June 30, 2013 and 2012. The preparation of the condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenue and expense during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2012 that are set forth in the Company’s Annual Report on Form 10-K, a copy of which is available on the SEC’s website (www.sec.gov). Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

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

The Company’s Freight Forwarding Segment collects on behalf of its customers certain taxes and duties as a complimentary service for international shipments. The Company’s accounting policy is to present these collections on a gross basis. The Company recognized $1.5 million and $0.7 million of such revenue for the three-month periods ended June 30, 2013 and 2012, respectively, and $2.3 million and $1.4 million of such revenue for the six-month periods ended June 30, 2013 and 2012, respectively.

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

Goodwill and Intangible Assets with Indefinite Lives

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. Intangible assets with indefinite lives consist principally of the Express-1 and CGL trade names. The Company follows the provisions of ASC Topic 350, “Intangibles—Goodwill and Other”, which requires an annual impairment test for goodwill and intangible assets with indefinite lives. The Company may first choose to perform a qualitative evaluation of the likelihood of goodwill and intangible assets impairment. For the goodwill that was the result of current year acquisitions, the Company chose to perform a qualitative evaluation. If the Company determined a quantitative evaluation was necessary, the goodwill at the reporting unit was subject to a two-step impairment test. The first step compares the book value of a reporting unit, including goodwill, with its fair value. If the book value of a reporting unit exceeds its fair value, the Company completes the second step in order to determine the amount of goodwill impairment loss that should be recorded. In the second step, the Company determines an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill. The amount of impairment is equal to the excess of the book value of goodwill over the implied fair value of that goodwill. The Company performs the annual impairment testing during the third quarter unless events or circumstances indicate impairment of the goodwill may have occurred before that time. For the periods presented, the Company did not recognize any goodwill impairment as the estimated fair value of its reporting units with goodwill exceeded the book value of these reporting units. For additional information refer to Note 6—Goodwill.

The fair values of purchased intangible assets with indefinite lives, primarily trade names, are estimated and compared to their carrying values. The Company estimates the fair value of these intangible assets based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates for this category of intellectual property, discount rates and other variables. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The Company recognizes an impairment loss when the estimated fair value of the intangible asset is less than the carrying value. The Company performs the annual impairment testing during the third quarter unless events or circumstances indicate impairment of the intangible assets with indefinite lives may have occurred before that time. For the periods presented, the Company did not recognize any impairment of intangible assets with indefinite lives as the estimated fair value of its intangible assets with indefinite lives exceeded the book value of these reporting units.

Identifiable Intangible Assets

The Company follows the provisions of ASC Topic 360, “Property, Plant and Equipment”, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. The Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. During the six-month periods ended June 30, 2013 and 2012, there was no impairment of the identified intangible assets.

The Company’s intangible assets subject to amortization consist of non-compete agreements, customer relationships and other intangibles that are amortized on a straight-line basis over the estimated useful lives of the related intangible asset. The estimated useful lives of the respective intangible assets range from three months to 12 years.

The following table sets forth the Company’s identifiable intangible assets as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Indefinite Lived Intangibles
Trade Name	$6,416	$6,416

Definite Lived Intangibles:
Trade name	1,321	1,246
Non-compete agreements	4,145	3,050
Customer lists and relationships	22,366	14,281
Other intangible assets	2,168	2,072

	30,000	20,649
Less: accumulated amortization	(6,295)	(4,592)

Intangible assets, net	$23,705	$16,057

Total Identifiable Intangibles	$30,121	$22,473

Estimated future amortization expense for amortizable intangible assets for the next five years is as follows:

(in thousands)	2013	2014	2015	2016	2017
Estimated future amortization expense	$1,385	$2,544	$2,420	$2,407	$2,366

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

Foreign Currency Translation

Exchange gains or losses incurred on transactions conducted by business units in a currency other than the business units’ functional currency are normally reflected in cost of sales in the condensed consolidated statements of operations. Assets and liabilities of XPO Logistics Canada, which has the U.S. dollar as its functional currency (but which maintains its accounting records in Canadian currency), have their values remeasured into U.S. dollars at period-end exchange rates, except for non-monetary items for which historical rates are used. Exchange gains or losses are not material to the condensed consolidated statements of operations for the periods presented.

Foreign Currency Hedging and Derivative Financial Instruments

The Company enters into derivative contracts to protect against fluctuations in currency exchange rates from time to time. These contracts are for expected future cash flows and not for speculative purposes. The Company reflects changes in fair value of these contracts in the condensed consolidated statements of operations. In accordance with FASB ASC Topic 815 “Derivatives and Hedging”, the Company does not apply hedge accounting to its derivative contracts.

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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurements as of June 30, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$179,572	$179,572	$—	$—

Liabilities:
Contingent consideration obligations	$443	$—	$—	$443

	Fair Value Measurements as of December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$239,443	$239,443	$—	$—

Liabilities:
Contingent consideration obligations	$392	$—	$—	$392

Estimated Fair Value of Financial Instruments

The aggregate net fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain financial instruments approximated their fair values as of the periods ended June 30, 2013 and December 31, 2012. These financial instruments include cash, accounts receivable, notes receivable, accounts payable, accrued expense, notes payable and short-term borrowings. Fair values approximate carrying values for these financial instruments since they are short-term in nature and they are receivable or payable on demand. The fair value of the Freight Forwarding notes receivable from the owners of the independently-owned stations approximated their respective carrying values based on the interest rates associated with these instruments.

The Company has outstanding $143.8 million of 4.50% Convertible Senior Notes due October 1, 2017, which the Company is obligated to repay at face value unless the holder agrees to a lesser amount or elects to convert all or a portion of such notes into the Company’s common stock. The convertible senior notes were allocated to long-term debt and equity in the amounts of $106.8 million and $31.7 million, respectively. These amounts are net of debt issuance costs of $4.1 million for debt and $1.2 million for equity. Holders of the convertible senior notes are due interest semiannually in arrears on April 1 and October 1 of each year, beginning on April 1, 2013. The conversion rate was initially 60.8467 shares of common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $16.43 per share of common stock) and is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. The fair value of the convertible senior notes was $177.4 million as of June 30, 2013. The convertible senior notes contain an optional redemption right in favor of the Company, although it is the Company’s present intent not to exercise such redemption right. Accordingly, the fair value of the bifurcated coupon make-whole premium that would be payable to holders in the event of a redemption has been valued at $0.0 million. For additional information refer to Note 5—Debt.

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

The weighted-average fair value of each stock option recorded in expense for the six-month periods ended June 30, 2013 and 2012 were estimated on the date of grant using the Black-Scholes option pricing model and is amortized over the requisite service period of the option. The Company has used one grouping for the assumptions, as its option grants have similar characteristics. The expected term of options granted has been derived based upon the Company’s history of actual exercise behavior and represents the period of time that options granted are expected to be outstanding. Historical data was also used to estimate option exercises and employee terminations. Estimated volatility is based upon the Company’s historical market price at consistent points in a period equal to the expected life of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and the expected dividend yield is zero. For additional information refer to Note 8—Stock-Based Compensation.

Earnings per Share

Earnings per common share are computed in accordance with ASC Topic 260, “Earnings per Share”, which requires companies to present basic earnings per share and diluted earnings per share. For additional information refer to Note 9—Earnings per Share.

Internal Use Software

The Company has adopted the provisions of ASC Topic 350, “Intangibles—Goodwill and Other”. Accordingly, certain costs incurred in the planning and evaluation stage of internal use computer software are expensed as incurred. Costs incurred during the application development stage are capitalized and included in property and equipment. Capitalized internal use software totaled $1.6 million as of June 30, 2013 and $1.2 million as of December 31, 2012. Capitalized internal use software costs are amortized over the expected economic life of three years using the straight-line method.

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

3. Acquisitions

2013 Acquisitions

Interide Logistics

On May 6, 2013, pursuant to an asset purchase agreement, the Company acquired substantially all of the assets of Interide Logistics, LC (“Interide Logistics”) for $3.1 million in cash consideration and 36,878 shares of the Company’s common stock with a value of $0.6 million, excluding any working capital adjustments, with no assumption of debt. Interide Logistics is a non-asset, third-party transportation logistics service provider focusing on freight brokerage with offices in Salt Lake City, UT, Louisville, KY and St. Paul, MN.

The Interide Logistics acquisition was accounted for as a purchase business combination in accordance with ASC Topic 805 “Business Combinations”. Assets acquired and liabilities assumed were recorded in the accompanying condensed consolidated balance sheet at their estimated fair values as of May 6, 2013 with the remaining unallocated purchase price recorded as goodwill. As a result of the acquisition, the Company recorded goodwill of $3.0 million and intangible assets of $1.8 million. The working capital adjustments and intangible asset valuation in connection with this acquisition are being finalized, although the Company does not expect there to be a material change in the purchase price as a result.

Covered Logistics & Transportation

On February 26, 2013, pursuant to an asset purchase agreement, the Company acquired substantially all of the assets of Covered Logistics & Transportation LLC (“Covered Logistics”) for $8.0 million in cash consideration and 173,712 shares of the Company’s common stock with a value of $3.0 million, excluding any working capital adjustments, with no assumption of debt. Covered Logistics is a non-asset, third-party transportation logistics service provider focusing on freight brokerage with offices in Lake Forest, IL and Dallas, TX.

The Covered Logistics acquisition was accounted for as a purchase business combination in accordance with ASC Topic 805 “Business Combinations”. Assets acquired and liabilities assumed were recorded in the accompanying condensed consolidated balance sheet at their estimated fair values as of February 26, 2013 with the remaining unallocated purchase price recorded as goodwill. As a result of the acquisition, the Company recorded goodwill of $7.1 million and intangible assets of $2.8 million. The working capital adjustments in connection with this acquisition are being finalized, although the Company does not expect there to be a material change in the purchase price as a result.

East Coast Air Charter

On February 8, 2013, pursuant to an asset purchase agreement, the Company purchased substantially all of the operating assets of East Coast Air Charter, Inc. and 9-1-1 Air Charter LLC (together, “ECAC”) for total cash consideration of $9.3 million, excluding any working capital adjustments, with no assumption of debt. ECAC is a non-asset, third party logistics service provider specializing in expedited air charter brokerage in Statesville, NC.

The ECAC acquisition was accounted for as a purchase business combination in accordance with ASC Topic 805 “Business Combinations”. Assets acquired and liabilities assumed were recorded in the accompanying condensed consolidated balance sheet at their estimated fair values as of February 8, 2013 with the remaining unallocated purchase price recorded as goodwill. As a result of the acquisition, the Company recorded goodwill of $3.8 million and intangible assets of $4.8 million. The working capital adjustments in connection with this acquisition have been finalized and there was no material change in the purchase price as a result.

2012 Acquisitions

Turbo Logistics

On October 24, 2012, pursuant to an asset purchase agreement, the Company purchased substantially all of the assets of Turbo Logistics, Inc. and Turbo Dedicated, Inc. (collectively, “Turbo”) for total cash consideration of $50.1 million, excluding any working capital adjustments, with no assumption of debt. As a result of the final working capital adjustment, the cash consideration was reduced by $0.2 million.

Kelron Logistics

On August 3, 2012, the Company purchased all of the outstanding capital stock of Kelron Corporate Services Inc. and certain related entities (collectively, “Kelron”), a non-asset, third-party logistics business based in Canada. Founded in 1992, Kelron serves more than 750 customers through locations in Toronto, Ontario; Vancouver, British Columbia; Montreal, Quebec; and Cleveland, Ohio. The purchase price was $8.0 million, including $2.6 million of consideration for the outstanding stock and $5.4 million of assumed debt and liabilities. The working capital adjustments in connection with this acquisition have been finalized and there was no material change in the purchase price as a result.

As of June 30, 2013, the purchase price allocation is considered final, except for any impact resulting from any final working capital adjustments. All goodwill recorded related to the acquisition relates to the Freight Brokerage segment and is not deductible for Canadian income tax purposes.

In conjunction with the acquisition, the Company issued notes payable to the sellers totaling $1.0 million. The notes do not bear any interest. The notes were treated as consideration transferred as part of the acquisition and are payable in equal quarterly installments on November 3, February 3, May 3 and August 3 of each year with the final installment to be due and payable on August 3, 2015. The Company used an imputed interest rate of 4.53% to determine the appropriate discount to apply to the notes. The carrying value of the notes payable at June 30, 2013 was $0.7 million.

Continental Freight Services

On May 8, 2012, the Company purchased all of the outstanding capital stock of Continental Freight Services, Inc. (“Continental”) and all of the membership interests in G & W Tanks, LLC. The cash purchase price was $3.5 million, excluding any working capital adjustments and a potential earn-out of up to $0.3 million. The acquisition of Continental includes a contingent consideration arrangement that requires additional consideration to be paid by the Company to Continental’s former owners based on the adjusted gross profit of Continental during the twelve month period commencing June 1, 2012. The fair value of the contingent consideration at June 30, 2013 is $0.3 million.

4. Commitments and Contingencies

Lease Commitments

As of June 30, 2013, the Company had approximately $25.5 million in future minimum payments required under operating leases for various real estate, transportation and office equipment leases that have an initial or remaining non-cancelable lease term. Remaining future minimum payments related to these operating leases amount to approximately $2.4 million, $4.3 million, $4.1 million, $3.9 million, and $10.8 million for the periods ending December 31, 2013, 2014, 2015, 2016, and 2017 and thereafter, respectively.

Rent expense was approximately $1.0 million and $0.4 million for the three-month periods ended June 30, 2013 and 2012, respectively, and $1.8 million and $0.6 million for the six-month periods ended June 30, 2013 and 2012, respectively.

Litigation

The Company is involved in litigation in the Fourth Judicial District Court of Hennepin County, Minnesota relating to its hiring of former employees of C.H. Robinson Worldwide, Inc. (“CHR”). In the litigation, CHR asserts claims for breach of contract, breach of fiduciary duty and duty of loyalty, tortious interference with contractual relationships and prospective contractual relationships, misappropriation of trade secrets, violation of the federal Computer Fraud and Abuse Act, inducing, aiding and abetting breaches, and conspiracy. CHR seeks temporary, preliminary and permanent injunctions, as well as direct and consequential damages and attorneys’ fees. CHR has asserted that it may seek punitive damages as well. On January 17, 2013, the Court issued an Order Regarding Motion for Temporary Injunction (the “Order”). The Order (as amended on April 16, 2013) prohibits the Company from engaging in business with certain CHR customers within a specified radius of Phoenix, AZ, until July 1, 2014. On February 7, 2013, CHR filed a First Amended Complaint. On April 11, 2013, the Company moved to dismiss the new claims asserted in that First Amended Complaint and moved to stay discovery pending the Court’s resolution of the motion to dismiss. A hearing on the Company’s motions was held on June 5, 2013. The Company intends to vigorously defend the action in court. The outcome of this litigation is uncertain and could have a material adverse effect on the Company’s business and results of operations.

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

For accounting purposes, the redemption feature in the convertible senior notes is an embedded derivative that is not clearly and closely related to the convertible senior notes. Consequently, it was initially bifurcated from the indenture and separately recorded at its fair value as a liability with subsequent changes in fair value to be recorded through earnings. As of June 30, 2013, the fair value of the embedded redemption feature was $0.0 million as management has determined it is not the Company’s intent to exercise the conversion feature.

The following table outlines the Company’s debt obligations (in thousands) as of June 30, 2013 and December 31, 2012:

	Interest rates	Term (months)	As of June 30, 2013	As of December 31, 2012
Capital leases for equipment	13.91%	59	$189	$154
Notes payable	N/A	N/A	1,119	863
Line of credit	5.0%	N/A	309	150
Convertible senior notes	4.50%	60	111,197	108,280

Total debt and capital leases			112,814	109,447
Less: current maturities of notes payable and capital leases			850	491

Non-current maturities of debt and capital leases			$111,964	$108,956

6. Goodwill

The following table is a roll-forward of goodwill from December 31, 2012 to June 30, 2013. The current period additions are the result of the goodwill recognized as excess purchase price in the acquisitions of East Coast Air Charter, Covered Logistics and Interide Logistics (in thousands):

	Expedited Transportation	Freight Forwarding	Freight Brokerage	Total
Goodwill at December 31, 2012	$7,737	$9,222	38,988	$55,947
Acquisitions and other adjustments	3,823	—	10,157	13,980

Goodwill at June 30, 2013	$11,560	$9,222	$49,145	$69,927

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

8. Stock-Based Compensation

The following table summarizes the Company’s equity awards outstanding and exercisable as of December 31, 2012 and June 30, 2013:

	Options				Restricted Stock Units
	Options	Weighted Average Exercise Price	Exercise Price Range	Weighted Average Remaining Term	Restricted Stock Units	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2012	1,383,332	10.06	2.28 - 18.07	8.29	883,816	11.31
Granted	55,500	17.32	17.10 - 18.59		140,714	12.62
Exercised	42,184	4.49	2.96 - 6.08		—	—
Forfeited	10,348	13.12	6.08 - 13.37		68,000	10.65

Outstanding at June 30, 2013	1,386,300	$10.49	$2.28 - 18.59	7.99	956,530	$11.55

The stock-based compensation expense for outstanding restricted stock units (“RSUs”) was $0.7 million and $0.9 million for the three-month periods ended June 30, 2013 and 2012, respectively, and $1.4 million and $1.8 million for the six-month periods ended June 30, 2013 and 2012, respectively. Of the 956,530 outstanding RSUs, 505,816 vest subject to service conditions, 310,000 vest subject to service and performance-based conditions and 140,714 vest subject to service and market conditions. Based on the Company’s financial performance in 2012, all performance-based conditions relating to outstanding RSUs vesting have been satisfied.

As of June 30, 2013, the Company had approximately $8.8 million of unrecognized compensation cost related to non-vested RSU compensation that is anticipated to be recognized over a weighted-average period of approximately 2.78 years. Remaining estimated compensation expense related to outstanding restricted stock-based grants is $1.5 million, $2.8 million, $2.7 million, $1.7 million and $0.1 million for the years ending December 31, 2013, 2014, 2015, 2016 and 2017, respectively.

As of June 30, 2013, the Company had 481,050 options vested and exercisable and $4.0 million of unrecognized compensation cost related to stock options. The remaining estimated compensation expense related to the existing stock options is $0.8 million, $1.1 million, $1.1 million, $0.8 million and $0.2 million for the years ended December 31, 2013, 2014, 2015, 2016 and 2017, respectively.

9. Earnings per Share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are computed by dividing net income available to common shareholders by the combined weighted average number of shares of common stock outstanding and the potential dilution of stock options, warrants, RSUs, convertible senior notes and the Company’s Series A Convertible Perpetual Preferred Stock, par value $0.001 per share (“preferred stock”), outstanding during the period, if dilutive. The weighted average of potentially dilutive securities excluded from the computation of diluted earnings per share for the three- and six-month periods ending June 30, 2013 and 2012 is shown per the table below.

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Basic common stock outstanding	18,179,570	17,636,834	18,106,564	16,629,420

Potentially Dilutive Securities:
Shares underlying the conversion of preferred stock to common stock	10,610,714	10,714,286	10,610,714	10,714,286
Shares underlying the conversion of the convertible senior notes	8,749,239	—	8,749,239	—
Shares underlying warrants to purchase common stock	6,262,380	6,282,659	6,302,668	6,282,659
Shares underlying stock options to purchase common stock	526,813	401,793	533,977	348,682
Shares underlying restricted stock units	436,275	559,381	418,898	613,139

	26,585,421	17,958,119	26,615,496	17,958,766

Diluted weighted shares outstanding	44,764,991	35,594,953	44,722,060	34,588,186

The impact of this dilution was not reflected in the earnings per share calculations in the unaudited condensed consolidated statements of operations because the impact was anti-dilutive. The treasury method was used to determine the shares underlying warrants, stock options and RSUs for potential dilution with an average market price of $16.85 per share and $16.92 per share for the three-month periods ended June 30, 2013 and 2012, respectively, and $17.00 per share and $15.44 per share for the six-month periods ended June 30, 2013 and 2012, respectively.

10. Income Taxes

The Company has determined its interim tax provision projecting an estimated annual effective tax rate. For the three- and six-months ended June 30, 2013, the Company recorded income tax expense of $0.1 million and $0.3 million, respectively, yielding an effective tax rate of 0.4% and 0.9%, respectively. The effective tax rate differs from the U.S. statutory rate of 34% in the periods ended June 30, 2013 and 2012, primarily due to the impact of recording a valuation allowance against the benefits of the current period’s loss.

The Company has a valuation allowance of $12.7 million as of June 30, 2013 on the deferred tax assets generated for federal, state and foreign net operating losses where it is not more likely than not that the deferred tax assets will be utilized. In evaluating the Company’s ability to realize its deferred income tax assets, the Company considers all available positive and negative evidence, including operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction by jurisdiction basis. The valuation allowance as of June 30, 2013 relates primarily to domestic net operating loss and credit carryforwards that will reduce the provision for income taxes if and when recognized.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of June 30, 2013, the Company has not made a provision for U.S. or additional foreign withholding taxes for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration, if any exists. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

11. Related Party Transactions

There were no related party transactions that occurred during the quarters ended June 30, 2013 and 2012.

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

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating income of the respective business segments. The following schedule identifies select financial data for each of the Company’s operating segments for the three- and six-month periods ended June 30, 2013 and 2012, respectively (in thousands):

XPO Logistics, Inc.

Segment Data

(Unaudited)

(In thousands)

	Freight Brokerage	Expedited Transportation	Freight Forwarding	Corporate	Eliminations	Total
Three Months Ended June 30, 2013
Revenue	$95,360	$26,445	$19,338	$—	$(4,052)	$137,091
Operating income (loss) from operations	(4,990)	1,187	478	(10,690)	—	(14,015)
Depreciation and amortization	1,180	291	93	231	—	1,795
Interest expense	3	2	—	3,101	—	3,106
Tax provision (benefit)	—	2	—	72	—	74
Goodwill	49,145	11,560	9,222	—	—	69,927
Total assets	208,408	63,303	31,088	422,672	(330,992)	394,479
Three Months Ended June 30, 2012
Revenue	$13,877	$25,731	$16,468	$—	$(1,536)	$54,540
Operating income (loss) from operations	(825)	2,634	218	(5,395)	—	(3,368)
Depreciation and amortization	76	129	145	73	—	423
Interest expense (income)	—	1	1	1	—	3
Tax (benefit) provision	—	—	—	1,780	—	1,780
Goodwill	2,125	7,737	9,222	—	—	19,084
Total assets	12,899	28,953	22,920	237,335	(41,376)	260,731
Six Months Ended June 30, 2013
Revenue	$173,590	$50,320	$35,571	$—	$(8,391)	$251,090
Operating income (loss) from operations	(8,810)	1,940	850	(19,362)	—	(25,382)
Depreciation and amortization	2,194	559	181	415	—	3,349
Interest expense	5	4	—	6,161	—	6,170
Tax provision (benefit)	41	2	—	253	—	296
Goodwill	49,145	11,560	9,222	—	—	69,927
Total assets	208,408	63,303	31,088	422,672	(330,992)	394,479
Six Months Ended June 30, 2012
Revenue	$21,805	$48,151	$31,925	$—	$(2,781)	$99,100
Operating income (loss) from operations	(911)	4,422	459	(11,562)	—	(7,592)
Depreciation and amortization	96	266	289	90	—	741
Interest expense	1	2	—	12	—	15
Tax provision (benefit)	—	—	—	259	—	259
Goodwill	2,125	7,737	9,222	—	—	19,084
Total assets	12,899	28,953	22,920	237,335	(41,376)	260,731

13. Subsequent Events

Preferred Stock Dividend

On June 26, 2013, the Company’s board of directors approved the declaration of a dividend payable to holders of the preferred stock. The declared dividend equaled $10 per share of preferred stock as specified in the Certificate of Designation of the preferred stock. The total declared dividend equaled $0.7 million and was paid on July 15, 2013.

Pending Acquisition of 3PD

On July 12, 2013, the Company entered into a Stock Purchase Agreement with 3PD Holding, Inc. (“3PD”), Logistics Holding Company Limited, Mr. Karl Meyer, Karl Frederick Meyer 2008 Irrevocable Trust II, Mr. Randall Meyer, Mr. Daron Pair and Mr. James J. Martell (the “Stock Purchase Agreement”) to acquire all of the outstanding capital stock of 3PD (the “3PD Transaction”). 3PD is the largest non-asset, third party provider of heavy goods, last-mile logistics in North America.

The total consideration payable under the Stock Purchase Agreement is approximately $365 million, payable in cash, deferred payments (including an escrow), $8 million of restricted shares of the Company’s common stock, and the payoff of certain indebtedness. The closing of the transactions contemplated in the Stock Purchase Agreement is expected to occur in the third quarter of 2013 and is subject to customary closing conditions. The Stock Purchase Agreement contains certain termination rights for both the Company and the sellers and provides that if the Company fails to close the transaction after all of its conditions to close have been satisfied or waived, the Company may be required to pay 3PD a termination fee in the amount of $18 million.

In connection with the 3PD Transaction, each member of the 3PD senior management team has signed an employment agreement with the Company that is effective upon completion of the acquisition. Additionally, in order to incentivize 3PD’s management, at or promptly following the closing the Company intends to grant to the 3PD management team time- and performance-based restricted stock unit awards under the XPO Logistics, Inc. Amended and Restated 2011 Omnibus Incentive Compensation Plan. Pursuant to the RSU award agreements, members of the 3PD management team would be eligible to earn up to 600,000 RSUs in the aggregate, of which 100,000 would vest based on the passage of time and 500,000 would vest based on the achievement of certain goals with respect to 3PD’s financial performance during 2014, 2015 and 2016 as part of the combined company. The vesting of all such RSUs also would be subject to the price of the Company’s common stock exceeding $32.50 per share for a designated period of time and continued employment at the Company by the grantee as of the vesting date.

Also, on July 12, 2013, in connection with the Stock Purchase Agreement, XPO AQ, Inc., a wholly-owned subsidiary of the Company, entered into a commitment letter (the “Commitment Letter”) with Credit Suisse Securities (USA) LLC and Credit Suisse AG. The Commitment Letter provides that, subject to the conditions set forth therein, Credit Suisse AG will commit to provide a $140 million first lien term loan credit facility and a $55 million second lien term loan credit facility, and the proceeds of each facility may solely be used to consummate the 3PD Transaction. The commitment is subject to various conditions, including (i) the absence of a material adverse effect having occurred with respect to 3PD and its subsidiaries, (ii) the execution of satisfactory definitive documentation and (iii) other customary closing conditions. Any permanent debt or equity financing obtained by the Company on or prior to the closing of the 3PD Transaction will reduce the amount of the commitment. Under the terms of the Commitment Letter, the Company will not be an obligor. On July 25, 2013, Morgan Stanley Senior Funding, Inc. entered into a Joinder Letter with Credit Suisse AG and XPO AQ, Inc. to assume 50% of the obligation of Credit Suisse AG under the Commitment Letter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and other written reports and oral statements we make from time to time contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. In some cases, forward-looking statements can be identified by the use of forward-looking terms such as “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” or the negative of these terms or other comparable terms. However, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to a material difference include those discussed elsewhere in this Quarterly Report, the risks discussed in our other filings with the SEC and the following: economic conditions generally; competition; our ability to find suitable acquisition candidates and execute our acquisition strategy; the projected satisfaction of closing conditions for the 3PD Transaction and related financing; the expected closing date for the 3PD Transaction; the expected impact of the 3PD Transaction and related financing, including the expected impact on the Company’s results of operations; our ability to raise debt and equity capital; our ability to attract and retain key employees to execute our growth strategy, including retention of 3PD’s management team; litigation, including litigation related to misclassification of independent contractors; our ability to develop and implement a suitable information technology system; our ability to maintain positive relationships with our network of third-party transportation providers; our ability to retain our and 3PD’s largest customers; our ability to successfully integrate 3PD and other acquired businesses; and governmental regulation. All forward-looking statements set forth in this Quarterly Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. Forward-looking statements set forth in this Quarterly Report speak only as of the date hereof and we do not undertake any obligation to update forward-looking statements to reflect subsequent events or circumstances, changes in expectations or the occurrence of unanticipated events, except to the extent required by law.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions. In certain circumstances, those estimates and assumptions can affect amounts reported in the accompanying unaudited condensed consolidated financial statements. We have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts will be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. Note 1 of the “Notes to Consolidated Financial Statements” in the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012 includes a summary of our critical accounting policies. For the period ended June 30, 2013, there were no significant changes to our critical accounting policies.

New Pronouncements

No applicable new accounting pronouncements were noted during the period ended June 30, 2013.

Executive Summary

XPO Logistics, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”, “we”, “our” or “us”), is one of the fastest growing providers of non-asset transportation logistics services in North America. We use our relationships with more than 22,000 ground, sea and air carriers to move freight for over 8,500 customers in the manufacturing, industrial, retail, commercial, life sciences and government sectors. As of June 30, 2013, we operated at 62 locations in the United States and Canada: 41 Company-owned branches and 21 agent-owned offices.

We offer our services through three distinct business segments: Freight Brokerage, Expedited Transportation and Freight Forwarding. Our freight brokerage business places shippers’ freight with qualified over-the-road carriers. In 2012, XPO Logistics was ranked the 17th largest U.S. freight brokerage firm by Transport Topics. Our expedited transportation business, which is a top five provider of its kind in the U.S., facilitates urgent freight movements by using its network of independent contractors and air carriers. Our freight forwarding business arranges domestic and international shipments using ground, air and ocean transport through a network of Company-owned and agent-owned locations.

In September of 2011, following the equity investment in the Company led by Jacobs Private Equity, LLC, we began to implement a strategy designed to leverage our strengths with the goal of significant long-term growth and value creation.

Our growth strategy has three main components:

•

Acquisitions. We take a disciplined approach to acquisitions: we look for companies that are highly scalable and are a good strategic fit with our core competency. When we acquire a company, we integrate it with our operations and scale it up by adding salespeople. We put the acquired operations on our technology platform, which connects them to our broader organization, and we give them access to our shared carrier pool. We gain more carriers, customers, lane histories and pricing histories with each acquisition, and in some cases an acquisition adds complementary services. We use these resources Company-wide to buy transportation more efficiently and to cross-sell a more complete supply chain solution to customers. In the past 19 months, we have developed an active pipeline of targets. In 2012, we completed the acquisition of four non-asset based third party logistics companies; we acquired another three companies in the first half of 2013; and on July 12, 2013, we agreed to acquire 3PD Holding, Inc. (“3PD”), a non-asset logistics provider specializing in heavy goods, last-mile logistics. We plan to continue to acquire quality companies that fit our strategy for growth.

•

Cold-starts. We believe that cold-starts can generate high returns on invested capital because of the relatively low investment required and the large component of variable-based incentive compensation. From December of 2011 through the first quarter of 2013, we opened 18 cold-starts: eight in Freight Brokerage, nine in Freight Forwarding and one in Expedited Transportation. Each of our Freight Brokerage cold-starts is located in a prime area for sales recruitment and is led by a highly experienced branch president. We plan to continue to open cold-start locations where we see the potential for superior returns.

•

Optimization of operations. We are continuing to optimize our existing operations by growing the sales force at each location, implementing advanced information technology, cross-selling our services and leveraging our shared carrier capacity. We have a disciplined framework of processes in place for the recruiting, training and mentoring of newly hired employees. Once established in our branches, our salespeople reach out to hundreds of thousands of small and medium-sized prospects. In addition, we have a strategic and national accounts team focused on developing business relationships with the largest shippers in North America. Our network is supported by our national operations center in Charlotte, North Carolina, which we opened in March of 2012, and by our information technology. We have a scalable platform in place across the Company, with sales, service, carrier and track-and-trace capabilities, as well as benchmarking and analysis. Most important to our growth strategy, we are developing a culture of passionate, world-class service for customers.

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

Other Reporting Disclosures

This discussion and analysis also refers from time to time to our Freight Brokerage international operations. These brokered shipments may originate in either the United States or Canada and are largely attributable to our acquisition of Kelron in August 2012. These services are provided to both U.S. and Canadian customers who primarily pay in their home currency.

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

XPO Logistics, Inc.

Consolidated Summary Financial Table

(Unaudited)

(In thousands)

	For the Three Months Ended June 30,		Percent of Revenue		Change	For the Six Months Ended June 30,		Percent of Revenue		Change
	2013	2012	2013	2012	%	2013	2012	2013	2012	%

Revenue	$137,091	$54,540	100.0%	100.0%	151.4%	$251,090	$99,100	100.0%	100.0%	153.4%
Direct expense
Transportation services	114,924	42,700	83.8%	78.3%	169.1%	209,804	77,234	83.6%	77.9%	171.6%
Station commissions	1,992	2,457	1.5%	4.5%	-18.9%	3,700	4,773	1.5%	4.8%	-22.5%
Other direct expense	835	917	0.6%	1.7%	-8.9%	1,986	1,854	0.8%	1.9%	7.1%

Total direct expense	117,751	46,074	85.9%	84.5%	155.6%	215,490	83,861	85.8%	84.6%	157.0%

Gross margin	19,340	8,466	14.1%	15.5%	128.4%	35,600	15,239	14.2%	15.4%	133.6%

SG&A expense
Salaries & benefits	20,491	7,263	14.9%	13.3%	182.1%	38,539	13,612	15.3%	13.7%	183.1%
Purchased services	5,914	1,870	4.3%	3.4%	216.3%	9,729	4,606	3.9%	4.6%	111.2%
Other SG&A expense	5,198	2,328	3.8%	4.3%	123.3%	9,459	3,974	3.8%	4.0%	138.0%
Depreciation & amortization	1,752	373	1.3%	0.7%	369.7%	3,255	639	1.3%	0.6%	409.4%

Total SG&A expense	33,355	11,834	24.3%	21.7%	181.9%	60,982	22,831	24.3%	23.0%	167.1%

Operating loss	(14,015)	(3,368)	-10.2%	-6.2%	316.1%	(25,382)	(7,592)	-10.1%	-7.7%	234.3%

Other (income) expense	167	26	0.1%	0.0%	542.3%	58	5	0.0%	0.0%	1060.0%
Interest expense	3,106	3	2.3%	0.0%	103433.3%	6,170	15	2.5%	0.0%	41033.3%

Loss before income tax	(17,288)	(3,397)	-12.6%	-6.2%	408.9%	(31,610)	(7,612)	-12.6%	-7.7%	315.3%
Income tax expense (benefit)	74	1,780	0.1%	3.3%	-95.8%	296	259	0.1%	0.3%	14.3%

Net loss	$(17,362)	$(5,177)	-12.7%	-9.5%	235.4%	$(31,906)	$(7,871)	-12.7%	-7.9%	305.4%

Consolidated Results

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Our consolidated revenue for the second quarter of 2013 increased 151.4% to $137.1 million from $54.5 million in the second quarter of 2012. This increase was driven largely by the increased revenues in Freight Brokerage due to the acquisitions of Turbo, Kelron, Continental, Covered Logistics, and Interide Logistics as well as the revenue attributable to the growth of our eight Freight Brokerage cold-start locations, and the acquisition of East Coast Air Charter.

Direct expense is primarily attributable to the cost of procuring freight transportation services for our customers and commissions paid to independent station owners in our freight forwarding business. Our non-asset operating model provides transportation capacity through variable cost third-party transportation arrangements, therefore enabling us to be flexible to adapt to changes in economic or industry conditions. Our primary means of providing capacity are through our base of independent owner operators in Expedited Transportation and our network of independent ground, ocean and air carriers in Freight Brokerage and Freight Forwarding. We view this operating model as a strategic advantage due to its flexibility, particularly in uncertain economic conditions.

Total gross margin dollars for the second quarter of 2013 increased 128.4% to $19.3 million from $8.5 million in the second quarter of 2012. As a percentage of revenue, gross margin was 14.1% in the second quarter of 2013 as compared to 15.5% in the second quarter of 2012. The decrease in gross margin as a percentage of revenue is attributable primarily to lower margins in our Expedited Transportation segment and increased revenues in our Freight Brokerage segment, which typically experiences lower margins than our other operations.

Selling, general and administrative (“SG&A”) expense as a percentage of revenue was 24.3% in the second quarter of 2013, as compared to 21.7% in the second quarter of 2012. SG&A expense increased by $21.5 million in the second quarter of 2013 compared to the second quarter of 2012, due to significant growth initiatives, including seven acquisitions, sales force recruitment, cost associated with our new Freight Brokerage offices, and an increase in Corporate SG&A.

Our effective income tax rates in the second quarter of 2013 and 2012 were 0.4% and 52.4%, respectively. The tax rate for the second quarter of 2013 is due to the effects of recording a tax valuation allowance against the potential income tax benefit. The second quarter of 2012 had additional tax expense due to the initial recording of the valuation allowance to remove previously recorded tax benefits.

The increase in net loss was due primarily to higher SG&A expenses associated with significant growth initiatives, including sales force recruitment, costs associated with our new Freight Brokerage offices, and an increase in Corporate costs.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Our consolidated revenue for the first six months of 2013 increased 153.4% to $251.1 million from $99.1 million in the first six months of 2012. This increase was driven largely by the increased revenues in Freight Brokerage due to the acquisitions of Turbo, Kelron, Continental, Covered Logistics, and Interide Logistics as well as the revenue attributable to the growth of our eight Freight Brokerage cold-start locations, and the acquisition of East Coast Air Charter.

Total gross margin dollars for the first six months of 2013 increased 133.6% to $35.6 million from $15.2 million in the first six months of 2012. As a percentage of revenue, gross margin was 14.2% in the first six months of 2013 as compared to 15.4% in the first six months of 2012. The decrease in gross margin as a percentage of revenue is attributable to lower margins in our Expedited Transportation segment and increased revenues in our Freight Brokerage segment, which typically experiences lower margins than our other operations.

SG&A expense as a percentage of revenue was 24.3% in the first six months of 2013, as compared to 23.0% in the first six months of 2012. SG&A expense increased by $38.2 million in the first six months of 2013 compared to the first six months of 2012, due to significant growth initiatives, including seven acquisitions, sales force recruitment, costs associated with our new Freight Brokerage offices, and an increase in Corporate SG&A.

Our effective income tax rates were relatively flat at 0.9% and 3.4% for the first six months of 2013 and 2012 , respectively.

The increase in net loss was due primarily to higher SG&A expenses associated with significant growth initiatives, including sales force recruitment, costs associated with our new Freight Brokerage offices, and an increase in Corporate costs.

Freight Brokerage

Summary Financial Table

(Unaudited)

(In thousands)

	For the Three Months Ended June 30,		Percent of Revenue		Change	For the Six Months Ended June 30,		Percent of Revenue		Change
	2013	2012	2013	2012	%	2013	2012	2013	2012	%

Revenue	$95,360	$13,877	100.0%	100.0%	587.2%	$173,590	$21,805	100.0%	100.0%	696.1%
Direct expense
Transportation services	82,705	12,255	86.7%	88.3%	574.9%	150,662	19,160	86.8%	87.9%	686.3%
Other direct expense	88	101	0.1%	0.7%	-12.9%	295	95	0.2%	0.4%	210.5%

Total direct expense	82,793	12,356	86.8%	89.0%	570.1%	150,957	19,255	87.0%	88.3%	684.0%

Gross margin	12,567	1,521	13.2%	11.0%	726.2%	22,633	2,550	13.0%	11.7%	787.6%

SG&A expense
Salaries & benefits	12,367	1,572	13.0%	11.3%	686.7%	22,530	2,431	13.0%	11.1%	826.8%
Purchased services	979	266	1.0%	1.9%	268.0%	1,793	328	1.0%	1.5%	446.6%
Other SG&A expense	3,031	432	3.2%	3.1%	601.6%	4,926	606	2.8%	2.8%	712.9%
Depreciation & amortization	1,180	76	1.2%	0.5%	1452.6%	2,194	96	1.3%	0.4%	2185.4%

Total SG&A expense	17,557	2,346	18.4%	16.9%	648.4%	31,443	3,461	18.1%	15.9%	808.5%

Operating (loss) income	$(4,990)	$(825)	-5.2%	-5.9%	504.8%	$(8,810)	$(911)	-5.1%	-4.2%	867.1%

Freight Brokerage

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenue in our Freight Brokerage segment increased by 587.2% to $95.4 million in the second quarter of 2013 compared to $13.9 million in the second quarter of 2012. Revenue growth was primarily due to the acquisitions of Turbo, Kelron, Covered Logistics, and Interide Logistics, as well as revenue growth from our eight Freight Brokerage cold-start sales locations. Headcount in our Freight Brokerage segment increased to 788 from 92 as of June 30, 2013 and 2012, respectively.

Direct expenses consist primarily of transportation costs paid to the carrier. Freight Brokerage’s gross margin dollars increased 726.2% to $12.6 million in the second quarter of 2013 from $1.5 million in the second quarter of 2012. As a percentage of revenue, Freight Brokerage’s gross margin was 13.2% in the second quarter of 2013, compared to 11.0% in the second quarter of 2012. The margin improvement is due to the acquisitions in Freight Brokerage as well as improvements in gross margin percentage of our cold starts. SG&A expense increased to $17.6 million in the second quarter of 2013 from $2.3 million in the second quarter of 2012. The increase in SG&A expense was associated with acquisitions, sales force expansion, technology and training. As a percentage of revenue, SG&A expense decreased to 18.4% in the second quarter of 2013 as compared to 16.9% in the second quarter of 2012.

Our Freight Brokerage operations generated an operating loss of $5.0 million in the second quarter of 2013 compared to an operating loss of $0.8 million in the second quarter of 2012. The increase in operating loss was attributable to the increase in SG&A expense as we continue to invest in sales and procurement personnel to support our growth initiatives.

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

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenue in our Freight Brokerage segment increased by 696.1% to $173.6 million in the first six months of 2013 compared to $21.8 million in the first six months of 2012. Revenue growth was primarily due to the acquisitions of Turbo, Kelron, Continental, Covered Logistics, and Interide Logistics, as well as revenue growth from our eight Freight Brokerage cold-start sales locations. Headcount in our Freight Brokerage segment increased to 788 from 92 as of June 30, 2013 and 2012, respectively.

Freight Brokerage’s gross margin dollars increased 787.6% to $22.6 million in the first six months of 2013 from $2.6 million in the first six months of 2012. As a percentage of revenue, Freight Brokerage’s gross margin increased to 13.0% in the first six months of 2013, compared to 11.7% in the first six months of 2012 due to the acquisitions in Freight Brokerage as well as improvements in gross margin percentage of our cold starts.

SG&A expense increased to $31.4 million in the first six months of 2013 from $3.5 million in the first six months of 2012. As a percentage of revenue, SG&A expense increased to 18.1% in the first six months of 2013 as compared to 15.9% in the first six months of 2012. The increase in SG&A expense was associated with acquisitions, sales force expansion, technology and training.

Our Freight Brokerage operations generated an operating loss of $8.8 million in the first six months of 2013 compared to an operating loss of $0.9 million in the first six months of 2012. The increase in operating loss was attributable to the increase in SG&A expense as we continue to invest in sales and procurement personnel to support our growth initiatives.

Expedited Transportation

Summary Financial Table

(Unaudited)

(In thousands)

	For the Three Months Ended June 30,		Percent of Revenue		Change	For the Six Months Ended June 30,		Percent of Revenue		Change
	2013	2012	2013	2012	%	2013	2012	2013	2012	%

Revenue	$26,445	$25,731	100.0%	100.0%	2.8%	$50,320	$48,151	100.0%	100.0%	4.5%
Direct expense
Transportation services	21,528	19,830	81.4%	77.1%	8.6%	40,680	37,192	80.8%	77.2%	9.4%
Other direct expense	707	766	2.7%	3.0%	-7.7%	1,622	1,665	3.2%	3.5%	-2.6%

Total direct expense	22,235	20,596	84.1%	80.0%	8.0%	42,302	38,857	84.1%	80.7%	8.9%

Gross margin	4,210	5,135	15.9%	20.0%	-18.0%	8,018	9,294	15.9%	19.3%	-13.7%

SG&A expense
Salaries & benefits	2,016	1,665	7.6%	6.5%	21.1%	3,961	3,325	7.9%	6.9%	19.1%
Purchased services	246	251	0.9%	1.0%	-2.0%	535	448	1.1%	0.9%	19.4%
Other SG&A expense	513	506	1.9%	2.0%	1.4%	1,117	935	2.2%	1.9%	19.5%
Depreciation & amortization	248	79	0.9%	0.3%	213.9%	465	164	0.9%	0.3%	183.5%

Total SG&A expense	3,023	2,501	11.4%	9.7%	20.9%	6,078	4,872	12.1%	10.1%	24.8%

Operating income	$1,187	$2,634	4.5%	10.2%	-54.9%	$1,940	$4,422	3.9%	9.2%	-56.1%

Note: Total depreciation and amortization for the Expedited Transportation operating segment included in both direct expense and SG&A was $291 and $129 for the three-month periods ended June 30, 2013 and 2012, respectively, and $559 and $266 for the six-month periods ended June 30, 2013 and 2012, respectively.

Expedited Transportation

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenue in our Expedited Transportation segment increased 2.8% to $26.4 million in the second quarter of 2013 from $25.7 million in the second quarter of 2012. This growth was driven by the acquisition of East Coast Air Charter on February 8, 2013 partially offset by a decline in our over-the-road expedited business.

Direct expenses consist primarily of payments to independent contractors for ground transportation and air charter services, insurance and truck leasing expense. Expedited Transportation gross margin dollars decreased 18.0% to $4.2 million in the second quarter of 2013 from $5.1 million in the second quarter of 2012. As a percentage of revenue, Expedited Transportation gross margin was 15.9% in the second quarter of 2013, compared to 20.0% in the second quarter of 2012. The decrease in gross margin as a percentage of revenue primarily reflects a soft expedited freight environment as well as the addition of revenues from air charter, which typically experiences lower margins than our over-the-road expedited business.

SG&A expense increased 20.9% to $3.0 million in the second quarter of 2013 from $2.5 million in the second quarter of 2012. The increase was due to the addition of East Coast Air Charter. As a percentage of revenue, SG&A expense increased to 11.4% in the second quarter of 2013 compared to 9.7% in the second quarter of 2012.

Operating income decreased to $1.2 million in the second quarter of 2013 compared to $2.6 million in the second quarter of 2012. The decrease in operating income was primarily related to the decrease in gross margin as a percent of revenue and an increase in SG&A, as described above.

Management’s growth strategy for our Expedited Transportation segment is based on:

•	Targeted investments to expand the sales and service workforce, in order to capture key opportunities in specialized areas (e.g., cross-border, refrigeration and air charter);

•	An increased focus on carrier recruitment and retention, as well as improved utilization of the current carrier fleet;

•	Technology upgrades to improve efficiency in sales and carrier procurement;

•	Selective acquisitions of non-asset based expedited businesses that would benefit from our scale and potential access to capital; and

•	Cross-selling of expedited transportation services to customers of our business segments.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenue in our Expedited Transportation segment increased 4.5% to $50.3 million in the first six months of 2013 from $48.2 million in the first six months of 2012. This growth was driven by the acquisition of East Coast Air Charter on February 12, 2013 partially offset by a decline in the rest of our over-the-road expedited business.

Direct expenses consist primarily of payments to independent contractors for ground transportation and air charter services, insurance and truck leasing expense. Expedited Transportation gross margin dollars decreased 13.7% to $8.0 million in the first six months of 2013 from $9.3 million in the first six months of 2012. As a percentage of revenue, Expedited Transportation gross margin was 15.9% in the first six months of 2013, compared to 19.3% in the first six months of 2012. The decrease in gross margin as a percentage of revenue primarily reflects a soft expedited freight environment as well as the additions of revenues from air charter, which typically generates lower margins than our over-the-road expedited business.

SG&A expense increased 24.8% to $6.1 million in the first six months of 2013 from $4.9 million in the first six months of 2012. The increase was due largely to the addition of East Coast Air Charter. As a percentage of revenue, SG&A expense increased to 12.1% in the first six months of 2013 compared to 10.1% in the first six months of 2012.

Operating income decreased to $1.9 million in the first six months of 2013 compared to $4.4 million in the first six months of 2012. The decrease in operating income was primarily related to the decrease in gross margin as a percent of revenue and an increase in SG&A, as described above.

Freight Forwarding

Summary Financial Table

(Unaudited)

(In thousands)

	For the Three Months Ended June 30,		Percent of Revenue		Change	For the Six Months Ended June 30,		Percent of Revenue		Change
	2013	2012	2013	2012	%	2013	2012	2013	2012	%

Revenue	$19,338	$16,468	100.0%	100.0%	17.4%	$35,571	$31,925	100.0%	100.0%	11.4%
Direct expense
Transportation services	14,743	12,150	76.2%	73.8%	21.3%	26,853	23,663	75.5%	74.1%	13.5%
Station commissions	1,992	2,457	10.3%	14.9%	-18.9%	3,700	4,773	10.4%	15.0%	-22.5%
Other direct expense	40	52	0.2%	0.3%	-23.1%	69	95	0.2%	0.3%	-27.4%

Total direct expense	16,775	14,659	86.7%	89.0%	14.4%	30,622	28,531	86.1%	89.4%	7.3%

Gross margin	2,563	1,809	13.3%	11.0%	41.7%	4,949	3,394	13.9%	10.6%	45.8%

SG&A expense
Salaries & benefits	1,518	924	7.8%	5.6%	64.3%	2,951	1,711	8.3%	5.4%	72.5%
Purchased services	157	146	0.8%	0.9%	7.5%	247	187	0.7%	0.6%	32.1%
Other SG&A expense	317	376	1.6%	2.3%	-15.7%	720	748	2.0%	2.3%	-3.7%
Depreciation & amortization	93	145	0.5%	0.9%	-35.9%	181	289	0.5%	0.9%	-37.4%

Total SG&A expense	2,085	1,591	10.8%	9.7%	31.0%	4,099	2,935	11.5%	9.2%	39.7%

Operating income	$478	$218	2.5%	1.3%	119.3%	$850	$459	2.4%	1.4%	85.2%

Freight Forwarding

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenue in our Freight Forwarding segment increased 17.4% to $19.3 million in the second quarter of 2013 from $16.5 million in the second quarter of 2012. The increase was primarily the result of the opening of new freight forwarding locations and growth in international shipments.

As of June 30, 2013, Freight Forwarding had 28 locations, consisting of 18 independently-owned stations and 10 company-owned branches. This compares to 27 locations as of June 30, 2012, consisting of 22 independently-owned stations and five company-owned branches.

Direct expense consists primarily of payments for purchased transportation and commissions paid to Freight Forwarding’s independently-owned stations. Freight Forwarding’s gross margin dollars increased 41.7% to $2.6 million in the second quarter of 2013 from $1.8 million in the second quarter of 2012. As a percentage of revenue, Freight Forwarding gross margin increased to 13.3% in the second quarter of 2013 as compared to 11.0% in the second quarter of 2012. The increase was primarily driven by conversions of independently-owned stations to company-owned branches, which yield higher gross margins.

SG&A expense increased 31.0% to $2.1 million in the second quarter of 2013 from $1.6 million in the second quarter of 2012. As a percentage of revenue, SG&A expense increased to 10.8% in the second quarter of 2013 as compared to 9.7% in the second quarter of 2012. The increase in SG&A expense is mainly due to the investment associated with opening our company-owned branches in Chicago, IL, Houston, TX, Los Angeles, CA, Minneapolis, MN, Orlando, FL and Montreal, QC.

Operating income increased to $0.5 million in the second quarter of 2013 compared to $0.2 million in the second quarter of 2012. The increase in operating income was primarily related to the growth in gross margin driven by conversions of independently-owned stations to company-owned branches.

Management’s growth strategy for Freight Forwarding is based on:

•	Plans to open new offices in key U.S. markets, which will consist of both company-owned branches and independently-owned stations;

•	Growth of international shipments;

•	Technology upgrades to improve efficiency in sales and carrier procurement;

•	Selective acquisitions of complementary, non-asset based freight forwarding businesses; and

•	Cross-selling of freight forwarding services to customers of our other business segments

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenue in our Freight Forwarding segment increased 11.4% to $35.6 million in the first six months of 2013 from $31.9 million in the first six months of 2012. The increase was primarily the result of the opening of new freight forwarding locations.

Freight Forwarding’s gross margin dollars increased 45.8% to $5.0 million in the first six months of 2013 from $3.4 million in the first six months of 2012. As a percentage of revenue, Freight Forwarding gross margin increased to 13.9% in the first six months of 2013 as compared to 10.6% in the first six months of 2012. The increase was primarily driven by conversions of independently-owned stations to company-owned branches, which yield higher gross margins.

SG&A expense increased 39.7% to $4.1 million in the first six months of 2013 from $2.9 million in the first six months of 2012. As a percentage of revenue, SG&A expense increased to 11.5% in the first six months of 2013 as compared to 9.2% in the first six months of 2012. The increase in SG&A expense is mainly due to the investment associated with opening our company-owned branches in Chicago, IL, Houston, TX, Los Angeles, CA, Minneapolis, MN, Orlando, FL, Atlanta, GA and Montreal, QC.

Operating income increased to $0.9 million in the first six months of 2013 compared to $0.5 million in the first six months of 2012. The increase in operating income was primarily related to an increase in gross margins driven by conversions of independently-owned stations to company-owned branches.

XPO Corporate

Summary of Selling, General and Administrative Expense

(Unaudited)

(In thousands)

	For the Three Months Ended June 30,		Percent of Consolidated Revenue		Change	For the Six Months Ended June 30,		Percent of Consolidated Revenue		Change
	2013	2012	2013	2012	%	2013	2012	2013	2012	%

SG&A expense
Salaries & benefits	4,590	3,101	3.3%	5.7%	48.0%	9,097	6,144	3.6%	6.2%	48.1%
Purchased services	4,532	1,207	3.3%	2.2%	275.5%	7,154	3,643	2.8%	3.7%	96.4%
Other SG&A expense	1,337	1,014	1.0%	1.9%	31.9%	2,696	1,685	1.1%	1.7%	60.0%
Depreciation & amortization	231	73	0.2%	0.1%	216.4%	415	90	0.2%	0.1%	361.1%

Total SG&A expense	$10,690	$5,395	7.8%	9.9%	98.1%	$19,362	$11,562	7.7%	11.7%	67.5%

Corporate

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Corporate SG&A expense in the second quarter of 2013 increased by $5.3 million compared to the second quarter of 2012. Salaries and benefits increased due to a year-over-year increase in headcount in corporate shared services. Purchased services increased in the second quarter of 2013 due largely to $1.5 million of litigation-related legal costs. Corporate SG&A for the second quarter of 2013 also included $1.8 million of acquisition-related transaction costs and $1.1 million of non-cash share based compensation. As a percentage of consolidated revenue, Corporate SG&A expense decreased to 7.8% in the second quarter of 2013, compared with 9.9% in the second quarter of 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Corporate SG&A expense in the first six months of 2013 increased by $7.8 million compared to the first six months of 2012. As a percentage of consolidated revenue, Corporate SG&A expense was 7.7% in the first six months of 2013, compared with 11.7% in the first six months of 2012 due to improved leverage as the Company executed its acquisition and organic growth strategies. Salaries and benefits increase was driven by a year-over-year increase in headcount in corporate shared services. Purchased services increased in the first six months of 2013 due largely to $2.6 million of litigation-related legal costs. Corporate SG&A for the first six months of 2013 also included $2.1 million of non-cash share based compensation and $2.1 million of acquisition-related transaction costs.

Liquidity and Capital Resources

General

As of June 30, 2013, we had $222.7 million of working capital, including cash of $178.2 million, compared to working capital of $271.9 million, including cash of $252.3 million, as of December 31, 2012. This decrease of $49.2 million in working capital during the six-month period was mainly due to cash used for operations, capital expenditures and preferred stock dividends, as well as for the acquisitions of East Coast Air Charter, Covered Logistics and Interide Logistics.

We also intend to fund a portion of the pending 3PD Transaction with cash on hand. Subject to satisfaction of the closing conditions contained therein, the Commitment Letter is available to fund up to $195 million of the 3PD Transaction purchase price (see Note 13 to the financial statements included elsewhere herein). We continually evaluate our liquidity requirements, capital needs and availability of capital resources based on our operating needs and our planned growth initiatives. In addition to our existing cash balances and net cash provided by operating activities, in certain circumstances we may also use debt financings and issuances of equity or equity-related securities to fund our operating needs and growth initiatives. In that regard, we are currently evaluating opportunities to secure an asset based revolving credit facility.

We believe that our existing cash balances and potential financing sources will be sufficient to consummate the 3PD Transaction and finance our existing operations.

Cash Flow

During the first six months of 2013, $49.1 million was used in cash from operations compared to $10.1 million used for the comparable period in 2012. The primary use of cash for the period was payment of transportation services and various SG&A expenses.

Cash generated from revenue equaled $227.0 million for the first six months of 2013 as compared to $93.6 million for the same period in 2012 and correlates directly with the revenue increase between the two periods. Cash flow increases are related primarily to volume increases between the periods ended June 30, 2013 and 2012.

Cash used for payment of transportation services for the first six months of 2013 equaled $213.8 million as compared to $81.3 million for the same period in 2012. The increase in cash outflows between the two periods also directly correlates to the increase in revenues between the two periods.

Other operating uses of cash included SG&A items, which equaled $57.8 million and $22.4 million for the six-month periods ended June 30, 2013 and 2012, respectively. Significant SG&A items include payroll and purchased services. For the first six months of 2013, payroll expense equaled $26.5 million as compared to $10.0 million for the same period in 2012.

Investing activities used approximately $23.4 million during the first six months of 2013 compared to a use of $6.7 million from these activities during the same period in 2012. During the current period, $19.7 million was used in acquisitions and $3.9 million was used to purchase fixed assets while $0.1 million was received from the sale of business interests. During the same period in 2012, $3.5 million was used to purchase Continental, $2.6 million to purchase fixed assets and $0.5 million to make the final earn-out payment to the former owners of LRG International.

Financing activities used approximately $1.7 million for the first six months of 2013, compared to $133.6 million generated for the same period in 2012. Our primary use of cash in financing activities during the first six months of 2013 was the dividends paid to preferred stockholders of $1.5 million and payments on our line of credit of $0.2 million. During the same period in 2012, our main source of cash was the $137.0 million of net proceeds from the stock offering while our primary use of cash in the payoff of our revolving credit facility and term loan for $2.1 million and the dividend paid to preferred stockholders of $1.5 million during the period.

Long-Term Debt and Line of Credit

In conjunction with the acquisition of Kelron on August 3, 2012, the Company assumed Kelron’s credit agreements with Royal Bank of Canada (“RBC”) dated April 21, 2011 and amended May 8, 2012 (the “Agreements”), which provided for a $5.0 million revolving demand facility (the “Revolving Demand Facility”) subject to certain borrowing limits. Borrowings under the Agreements can be made either as Royal Bank Prime based loans in Canadian currency at the interest rate equal to the Royal Bank Prime Rate (as defined in the Agreements) plus 2.00 percent or as Royal Bank US Base Rate loans in U.S. currency at the interest rate equal to the Royal Bank US Base Rate (as defined in the Agreements) plus 2.00 percent. Borrowings under the Revolving Demand Facility are payable upon demand by RBC. The Revolving Demand Facility is guaranteed by a first ranking security interest in all personal property of Kelron. The Agreements contain customary representations, warranties and general covenants, with which we were in compliance at June 30, 2013.

Contractual Obligations

The following table reflects our contractual obligations as of June 30, 2013 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Capital leases payable	$189	$41	$100	$48	$—
Notes Payable	1,428	809	619	—	—
Operating/real estate leases	25,308	4,547	8,092	6,823	5,846
Employment contracts	14,857	5,035	8,368	1,454	—
Convertible Senior Notes	39,140	6,469	12,938	19,733	—

Total contractual cash obligations	$80,922	$16,901	$30,117	$28,058	$5,846

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

Interest Rate Risk. As of June 30, 2013, we held $178.2 million of cash in cash depository and money market funds held in depository accounts at five financial institutions. The primary market risk associated with these investments is liquidity risk. A hypothetical 100-basis-point change in the interest rate would not have a material effect on our earnings. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates.

Foreign Currency Exchange Risk. As a result of our acquisition of the freight brokerage operations of Kelron on August 3, 2012, our Canadian-based business and results of operations are exposed to movements in the U.S. dollar to Canadian dollar foreign currency exchange rate. As a result of our presence in Canada, a portion of our revenue is denominated in Canadian dollars. If the U.S. dollar strengthens against the Canadian dollar, our revenues reported in U.S. dollars would decline. With regard to operating expense, our primary exposure to foreign currency exchange risk relates to operating expense incurred in Canadian dollars. If the Canadian dollar strengthens, costs reported in U.S. dollars will increase. Movements in the U.S. dollar to Canadian dollar foreign currency exchange rate did not have a material effect on our revenue during the first six months of 2013. A hypothetical ten percent change in average exchange rates versus the U.S. dollar would not have resulted in a material change to our earnings for the first six months of 2013.

From time to time, we use foreign currency forward contracts to reduce part of the variability in certain forecasted Canadian dollar denominated cash flows. Generally, these instruments are for maturities of six months or less. We consider several factors when evaluating hedges of our forecasted foreign currency exposures, such as significance of the exposure, offsetting economic exposures and potential costs of hedging. We do not enter into derivative transactions for purposes other than hedging economic exposures. During the first six months of 2013, we have not entered into any forward contracts to reduce the variability in our Canadian dollar denominated revenues and operating expenses that relate to our Canadian-based operations.

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

Changes in internal controls. Except as described below, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. The Company has replaced its financial reporting system with a new financial reporting system from Oracle and implementation is occurring during 2013. On May 6th, 2013, the Company completed its acquisition of the freight brokerage operations of Interide Logistics and is in the process of integrating the acquired businesses into the Company’s overall internal controls over financial reporting process. For additional information on the acquisition of Interide Logistics, see Note 3 to our condensed consolidated financial statements included in this Quarterly Report.

Part II—Other Information

Item 1. Legal Proceedings.

As previously disclosed, we are involved in litigation in the Fourth Judicial District Court of Hennepin County, Minnesota relating to our hiring of former employees of C.H. Robinson Worldwide, Inc. (“CHR”). In the litigation, CHR asserts claims for breach of contract, breach of fiduciary duty and duty of loyalty, tortious interference with contractual relationships and prospective contractual relationships, misappropriation of trade secrets, violation of the federal Computer Fraud and Abuse Act, inducing, aiding and abetting breaches, and conspiracy. CHR seeks temporary, preliminary and permanent injunctions, as well as direct and consequential damages and attorneys’ fees. CHR has asserted that it may seek punitive damages as well. On January 17, 2013, the Court issued an Order Regarding Motion for Temporary Injunction (the “Order”). The Order (as amended on April 16, 2013) prohibits us from engaging in business with certain CHR customers within a specified radius of Phoenix, AZ, until July 1, 2014. On February 7, 2013, CHR filed a First Amended Complaint. On April 11, 2013, we moved to dismiss the new claims asserted in that First Amended Complaint and moved to stay discovery pending the Court’s resolution of the motion to dismiss. A hearing on our motions was held on June 5, 2013. We intend to vigorously defend the action in court. The outcome of this litigation is uncertain and could have a material adverse effect on our business and results of operations.

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

We carry liability and excess umbrella insurance policies that we deem sufficient to cover potential legal claims arising in the normal course of conducting our operations as a transportation company. In the event we are required to satisfy a legal claim in excess of the coverage provided by this insurance, our financial condition, results of operations or cash flows could be negatively impacted.

Item 1A. Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 6, 2013, we issued 36,878 unregistered shares of our common stock, and paid $3.1 million in cash, as consideration for substantially all the assets of Interide Logistics, LC. These shares were issued to the two principals of Interide Logistics, LC. The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933, as amended, in accordance with Section  4(2) thereof, as a transaction by an issuer not involving any public offering.

Item  3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

The Board of Directors of the Company has not appointed a lead director to preside at the executive sessions of the Company’s independent directors. As set forth in the XPO Logistics, Inc. Corporate Governance Guidelines (the “Guidelines”), the presiding director for each executive session shall be rotated among the Company’s committee chairs. The Guidelines are available on the Company’s corporate website at www.xpologistics.com under the Investors tab.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrants Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrants Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013.

32.1†	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrants Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013.

32.2†	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrants Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	This exhibit will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities and Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

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

Date: July 31, 2013