Form 10-Q
period 2013-09-30
XPO Logistics, Inc.
filed 2013-11-05
CIK 1166003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐	TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-32172

XPO Logistics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	03-0450326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Five Greenwich Office Park Greenwich, CT	06831
(Address of principal executive offices)	(Zip code)

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

As of November 1, 2013, there were 30,524,156 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

XPO Logistics, Inc.

Form 10-Q

Part I—Financial Information

Item 1. Financial Statements.

XPO Logistics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$67,259	$252,293
Accounts receivable, net of allowances of $2,355 and $603, respectively	123,082	61,245
Prepaid expenses	3,435	1,555
Deferred tax asset, current	1,288	1,406
Income tax receivable	2,265	2,569
Other current assets	5,081	1,866

Total current assets	202,410	320,934

Property and equipment, net of $9,193 and $5,323 in accumulated depreciation, respectively	39,668	13,090
Goodwill	302,847	55,947
Identifiable intangible assets, net of $9,153 and $4,592 in accumulated amortization, respectively	154,026	22,473
Deferred tax asset, long-term	73	—
Other long-term assets	1,308	764

Total long-term assets	497,922	92,274

Total assets	$700,332	$413,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,535	$22,108
Accrued salaries and wages	8,598	3,516
Accrued expenses, other	33,356	21,123
Current maturities of notes payable and capital leases	723	491
Other current liabilities	5,106	1,789

Total current liabilities	84,318	49,027

Convertible senior notes	112,717	108,280
Notes payable and capital leases, net of current maturities	459	676
Deferred tax liability, long term	18,197	6,781
Other long-term liabilities	27,894	3,385

Total long-term liabilities	159,267	119,122

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares; 74,225 shares issued and outstanding	42,765	42,794
Common stock, $.001 par value; 150,000,000 shares authorized; 29,960,689 and 18,002,985 shares issued, respectively; and 29,915,689 and 17,957,985 shares outstanding, respectively	29	18
Additional paid-in capital	514,508	262,641
Treasury stock, at cost, 45,000 shares held	(107)	(107)
Accumulated deficit	(100,448)	(60,287)

Total stockholders’ equity	456,747	245,059

Total liabilities and stockholders’ equity	$700,332	$413,208

The accompanying notes are an integral part of the condensed consolidated financial statements.

XPO Logistics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$193,982	$70,988	$445,071	$170,088
Expenses
Direct expense	159,147	61,064	374,636	144,925

Gross margin	34,835	9,924	70,435	25,163
Sales general and administrative expense	53,254	19,204	114,236	42,035

Operating loss	(18,419)	(9,280)	(43,801)	(16,872)

Other expense	235	314	294	319
Interest expense	6,415	15	12,585	30

Loss before income tax provision	(25,069)	(9,609)	(56,680)	(17,221)
Income tax benefit	(19,044)	(6,460)	(18,748)	(6,201)

Net loss	(6,025)	(3,149)	(37,932)	(11,020)
Cumulative preferred dividends	(743)	(750)	(2,229)	(2,250)

Net loss available to common shareholders	$(6,768)	$(3,899)	$(40,161)	$(13,270)

Basic loss per share
Net loss	$(0.28)	$(0.22)	$(1.99)	$(0.89)
Diluted loss per share
Net loss	$(0.28)	$(0.22)	$(1.99)	$(0.89)
Weighted average common shares outstanding
Basic weighted average common shares outstanding	24,222	17,663	20,167	14,952
Diluted weighted average common shares outstanding	24,222	17,663	20,167	14,952

The accompanying notes are an integral part of the condensed consolidated financial statements.

XPO Logistics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net loss	$(37,932)	$(11,020)
Adjustments to reconcile net loss to net cash from operating activities
Provisions for allowance for doubtful accounts	1,855	645
Depreciation and amortization	11,743	1,462
Stock compensation expense	3,374	3,485
Accretion of debt	4,437	—
Other	(201)	(8)
Changes in assets and liabilities, net of effects of acquisitions:
Account receivable	(28,096)	(8,078)
Deferred tax expense	(18,882)	(4,276)
Income tax receivable	(662)	(1,824)
Prepaid expense and other current assets	(2,373)	(436)
Other long-term assets	(97)	12
Accounts payable	(6,137)	(3,136)
Accrued expenses and other liabilities	11,426	6,255

Cash flows used by operating activities	(61,545)	(16,919)

Investing activities
Acquisition of businesses, net of cash acquired	(352,266)	(7,011)
Proceeds from sale of business interests	125	—
Payment for purchases of property and equipment	(6,535)	(3,986)

Cash flows used by investing activities	(358,676)	(10,997)

Financing activities
Credit line, net activity	(115)	(2,178)
Proceeds from issuance of convertible senior notes, net	—	120,287
Payments of notes payable and capital leases	(239)	(2,089)
Payment of acquisition earn-out	(305)	(450)
Proceeds from stock offering, net	239,660	136,961
Proceeds from exercise of options, net	—	131
Payments of tax withholdings for restricted shares	(1,585)	—
Dividends paid to preferred stockholders	(2,229)	(2,250)

Cash flows provided by financing activities	235,187	250,412

Net (decrease)/increase in cash	(185,034)	222,496
Cash and cash equivalents, beginning of period	252,293	74,007

Cash and cash equivalents, end of period	$67,259	$296,503

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$6,611	$29
Cash paid during the period for income taxes	$907	$244
Equity portion of acquisition purchase price	$10,446	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

XPO Logistics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2013

(Unaudited)

(In thousands)

	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2012	74	$42,794	18,003	$18	(45)	$(107)	$262,641	$(60,287)	$245,059

Net loss	—	—	—	—	—	—	—	(37,932)	(37,932)
Issuance of common stock for exercises, net of withholdings	—	(29)	193	—	—	—	(1,588)	—	(1,617)
Proceeds from common stock offering, net of issuance costs	—	—	11,148	11	—	—	239,660	—	239,671
Issuance of common stock for acquisitions	—	—	617	—	—	—	10,445	—	10,445
Sale of business interest	—	—	—	—	—	—	(24)	—	(24)
Dividend paid	—	—	—	—	—	—	—	(2,229)	(2,229)
Stock compensation expense	—	—	—	—	—	—	3,374	—	3,374

Balance, September 30, 2013	74	$42,765	29,961	$29	(45)	$(107)	$514,508	$(100,448)	$456,747

The accompanying notes are an integral part of the condensed consolidated financial statements.

XPO Logistics, Inc.

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2013 and 2012

(Unaudited)

1. Organization

Nature of Business

XPO Logistics, Inc. (the “Company”) provides premium transportation and logistics services to thousands of customers through its three segments:

Freight Brokerage—provides truckload brokerage transportation and last mile delivery logistics services throughout North America. Freight brokerage services are arranged using relationships with sub-contracted motor and rail carriers as well as vehicles that are owned and operated by independent contract drivers.

Expedited Transportation—provides time-critical expedited transportation. Expedited Transportation ground services are provided through a fleet of exclusive use vehicles that are owned and operated by independent contract drivers, whom it refers to as owner operators, and through contracted third-party motor carriers. For this segment’s air charter brokerage operations, service is arranged using relationships with third-party air carriers.

Freight Forwarding—provides freight forwarding services under the brand XPO Global Logistics (formerly known as Concert Group Logistics or CGL). Freight forwarding transportation services are sold and arranged under the authority of XPO Global Logistics through independently-owned stations and company-owned branches located across the United States and Canada.

The use of non-owned resources to provide services minimizes the amount of capital investment required and is often described with the terms “non-asset” or “asset-light.”

For specific financial information relating to the above segments, refer to Note 12—Reportable Segments.

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

These unaudited condensed consolidated financial statements reflect, in the opinion of the Company, all material adjustments (which include only normal recurring adjustments) necessary to fairly present the Company’s financial position as of September 30, 2013 and December 31, 2012, and results of operations for the three- and nine-month periods ended September 30, 2013 and 2012. The preparation of the condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenue and expense during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates.

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

The Company reports revenue on a gross basis in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) Topic 605, “Reporting Revenue Gross as Principal Versus Net as an Agent”. The Company believes presentation on a gross basis is appropriate under ASC Topic 605 in light of the following factors:

•	The Company is the primary obligor and is responsible for providing the service desired by the customer.

•	The customer holds the Company responsible for fulfillment, including the acceptability of the service (requirements may include, for example, on-time delivery, handling freight loss and damage claims, establishing pick-up and delivery times, and tracing shipments in transit).

•	For Expedited Transportation and Freight Brokerage, the Company has complete discretion to select its drivers, contractors or other transportation providers (collectively, “service providers”). For Freight Forwarding, the Company enters into agreements with significant service providers that specify the cost of services, among other things, and has ultimate authority in approving all service providers that can be used by Freight Forwarding’s independently-owned stations. Independently-owned stations may further negotiate the cost of services with Freight Forwarding-approved service providers for individual customer shipments.

•	Expedited Transportation and Freight Brokerage have complete discretion to establish sales prices. Independently-owned stations within Freight Forwarding have the discretion to establish sales prices.

•	The Company bears credit risk for all receivables. In the case of Freight Forwarding the independently-owned stations reimburse Freight Forwarding for a portion (typically 70-80%) of credit losses. Freight Forwarding retains the risk that the independent station owners will not meet this obligation.

The Company’s Freight Forwarding segment collects on behalf of its customers certain taxes and duties as a complimentary service for international shipments. The Company’s accounting policy is to present these collections on a gross basis. The Company recognized $1.1 million and $0.7 million of such revenue for the three-month periods ended September 30, 2013 and 2012, respectively, and $3.4 million and $2.1 million of such revenue for the nine-month periods ended September 30, 2013 and 2012, respectively.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as of the date of purchase to be cash equivalents unless the investments are legally or contractually restricted for more than three months. With the acquisition of 3PD Holding, Inc. (“3PD”) in August 2013, the Company acquired $1.7 million of restricted cash related to 3PD’s captive insurance entity, which is included in the cash and cash equivalents balance.

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

Goodwill and Intangible Assets with Indefinite Lives

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. Intangible assets with indefinite lives consist of the Express-1, Inc. trade name. The Company follows the provisions of ASC Topic 350, “Intangibles—Goodwill and Other”, which requires an annual impairment test for goodwill and intangible assets with indefinite lives. The Company may first choose to perform a qualitative evaluation of the likelihood of goodwill and intangible assets impairment. For the goodwill that was the result of current year acquisitions, the Company chose to perform a qualitative evaluation. If the Company determined a quantitative evaluation was necessary, the goodwill at the reporting unit was subject to a two-step impairment test. The first step compares the book value of a reporting unit, including goodwill, with its fair value. If the book value of a reporting unit exceeds its fair value, the Company completes the second step in order to determine the amount of goodwill impairment loss that should be recorded. In the second step, the Company determines an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill. The amount of impairment is equal to the excess of the book value of goodwill over the implied fair value of that goodwill. The Company performs the annual impairment testing during the third quarter unless events or circumstances indicate impairment of the goodwill may have occurred before that time. For the periods presented, the Company did not recognize any goodwill impairment as the estimated fair value of its reporting units with goodwill exceeded the book value of these reporting units. For additional information refer to Note 6—Goodwill.

The fair values of purchased intangible assets with indefinite lives, primarily trade names, are estimated and compared to their carrying values. The Company estimates the fair value of these intangible assets based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates for this category of intellectual property, discount rates and other variables. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The Company recognizes an impairment loss when the estimated fair value of the intangible asset is less than the carrying value. The Company performs the annual impairment testing during the third quarter unless events or circumstances indicate impairment of the intangible assets with indefinite lives may have occurred before that time. For the periods presented, the Company did not recognize any impairment of intangible assets with indefinite lives as the estimated fair value of its intangible assets with indefinite lives exceeded the book value of these reporting units; however, during the quarter ended September 30, 2013, the Company rebranded its freight forwarding business to XPO Global Logistics from Concert Group Logistics, Inc. As a result of this action, the Company accelerated the amortization of $3.1 million in indefinite-lived intangible assets related to the CGL trade name based on the reduction in remaining useful life. The $3.1 million of accelerated amortization represented the full value of the CGL trade name intangible assets.

Identifiable Intangible Assets

The Company follows the provisions of ASC Topic 360, “Property, Plant and Equipment”, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. The Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. During the nine-month periods ended September 30, 2013 and 2012, there was no impairment of the identified intangible assets.

The Company’s intangible assets subject to amortization consist of customer relationships, non-compete agreements, carrier relationships and other intangibles that are amortized on a straight-line basis over the estimated useful lives of the related intangible asset. The estimated useful lives of the respective intangible assets range from three months to 12 years.

The following table sets forth the Company’s identifiable intangible assets as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Indefinite Lived Intangibles
Trade Name	$3,346	$6,416

Definite Lived Intangibles:
Customer lists and relationships	132,859	14,281
Carrier relationships	12,100	—
Trade name	7,010	1,246
Non-compete agreeements	5,693	3,050
Other intangible assets	2,171	2,072

	159,833	20,649
Less: acccumulated amortization	(9,153)	(4,592)

Intangible assets, net	$150,680	$16,057

Total Identifiable Intangibles	$154,026	$22,473

Estimated future amortization expense for amortizable intangible assets for the next five years is as follows:

(in thousands)	2013	2014	2015	2016	2017
Estimated future amortization expense	$5,185	$20,632	$18,273	$14,487	$12,911

Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

Other Long-Term Assets

Other long-term assets consist primarily of balances representing various deposits, and notes receivable from various XPO Global Logistics independent station owners. Also included within this account classification are incentive payments to independent station owners within the XPO Global Logistics network. These payments are made by XPO Global Logistics to certain station owners as an incentive to establish an independently-owned station. These amounts are amortized over the life of each independent station contract and the unamortized portion generally is recoverable in the event of default under the terms of the agreements.

Foreign Currency Translation

Exchange gains or losses incurred on transactions conducted by business units in a currency other than the business units’ functional currency are normally reflected in cost of sales in the condensed consolidated statements of operations. Assets and liabilities of XPO Logistics Canada, which has the U.S. dollar as its functional currency (but which maintains its accounting records in Canadian currency) has their values remeasured into U.S. dollars at period-end exchange rates, except for non-monetary items for which historical rates are used. Exchange gains or losses are not material to the condensed consolidated statements of operations for the periods presented. 3PD Canada, which has the Canadian dollar as its functional currency, has its revenues and expenses translated into U.S. dollars using weighted average exchange rates while assets and liabilities are translated into U.S. dollars using exchange rates at the balance sheet date. The effects of foreign currency translation adjustments are included in stockholders’ equity.

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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurements as of September 30, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$52,094	$52,094	$—	$—
Liabilities:
Contingent consideration obligations	$45	$—	$—	$45

	Fair Value Measurements as of December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$239,443	$239,443	$—	$—
Liabilities:
Contingent consideration obligations	$392	$—	$—	$392

Estimated Fair Value of Financial Instruments

The aggregate net fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain financial instruments approximated their fair values as of the periods ended September 30, 2013 and December 31, 2012. These financial instruments include cash, accounts receivable, notes receivable, accounts payable, accrued expense, notes payable and short-term borrowings. Fair values approximate carrying values for these financial instruments since they are short-term in nature and they are receivable or payable on demand. The fair value of the Freight Forwarding notes receivable from the owners of the independently-owned stations approximated their respective carrying values based on the interest rates associated with these instruments.

As of September 30, 2013, the Company had outstanding $143.8 million of 4.50% Convertible Senior Notes due October 1, 2017, which the Company is obligated to repay at face value unless the holder agrees to a lesser amount or elects to convert all or a portion of such notes into the Company’s common stock. The convertible senior notes were allocated to long-term debt and equity in the amounts of $106.8 million and $31.7 million, respectively. These amounts are net of debt issuance costs of $4.1 million for debt and $1.2 million for equity. Holders of the convertible senior notes are due interest semiannually in arrears on April 1 and October 1 of each year. Payments began on April 1, 2013. The conversion rate was initially 60.8467 shares of common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $16.43 per share of common stock) and is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. The fair value of the convertible senior notes was $209.0 million as of September 30, 2013. The convertible senior notes contain an optional redemption right in favor of the Company, although it is the Company’s present intent not to exercise such redemption right. Accordingly, the fair value of the bifurcated coupon make-whole premium that would be payable to holders in the event of a redemption has been valued at $0.0 million. For additional information refer to Note 5—Debt.

Stock-Based Compensation

The Company accounts for share-based compensation based on the equity instrument’s grant date fair value in accordance with ASC Topic 718, “Compensation—Stock Compensation”. The fair value of each share-based payment award is established on the date of grant. For grants of restricted stock units, including those subject to service-based vesting conditions and those subject to service and performance or market-based vesting conditions, the fair value is established based on the market price on the date of the grant. For grants of options, the Company uses the Black-Scholes option pricing model to estimate the fair value of share-based payment awards. The determination of the fair value of share-based awards is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.

The weighted-average fair value of each stock option recorded in expense for the nine-month periods ended September 30, 2013 and 2012 was estimated on the date of grant using the Black-Scholes option pricing model and is amortized over the requisite service period of the option. The Company has used one grouping for the assumptions, as its option grants have similar characteristics. The expected term of options granted has been derived based upon the Company’s history of actual exercise behavior and represents the period of time that options granted are expected to be outstanding. Historical data was also used to estimate option exercises and employee terminations. Estimated volatility is based upon the Company’s historical market price at consistent points in a period equal to the expected life of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and the expected dividend yield is zero. For additional information refer to Note 8—Stock-Based Compensation.

Earnings per Share

Earnings per common share are computed in accordance with ASC Topic 260, “Earnings per Share”, which requires companies to present basic earnings per share and diluted earnings per share. For additional information refer to Note 9—Earnings per Share.

Internal Use Software

The Company has adopted the provisions of ASC Topic 350, “Intangibles—Goodwill and Other”. Accordingly, certain costs incurred in the planning and evaluation stage of internal use computer software are expensed as incurred. Costs incurred during the application development stage are capitalized and included in property and equipment. Capitalized internal use software totaled $19.4 million as of September 30, 2013 and $1.2 million as of December 31, 2012. Capitalized internal use software costs are amortized over the expected economic lives of three to five years using the straight-line method.

Allowance for Doubtful Accounts

The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical experience, the age of the accounts receivable balances, credit quality of the Company’s customers, current economic conditions, and other factors that may affect customers’ ability to pay.

Please also refer to Note 2 of the “Notes to Consolidated Financial Statements” in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for a more complete discussion of the Company’s significant accounting policies.

Other Long Term Liabilities

Other long-term liabilities consist primarily of the holdback of a portion of the purchase price for resolution of certain indemnifiable matters related to the acquisition of 3PD and deferred rent liabilities. The holdback will be used to fund the cost of litigation, including settlements and judgments, for certain lawsuits pending against 3PD regarding the alleged misclassification of independent contractors, with the remainder to be paid to the former owners following satisfaction of all claims. Upon the final resolution of certain of those lawsuits, designated amounts of the holdback either will be paid to the former owners of 3PD or retained by the Company, depending on the nature of the resolution. For additional information, refer to the Litigation subsection of Note 4—Commitments and Contingencies. The following table outlines the Company’s other long term liabilities as of September 30, 2013 and December 31, 2012 (in thousands):

	As of September 30, 2013	As of December 31, 2012
Holdback for resolution of certain indemnifiable matters	$22,500	$—
Long term portion of deferred rent liability	3,713	2,292
Liability for uncertain tax positions	1,123	462
Acquisition lease liability	245	280
Long term portion of vacant rent liability	239	164
Other	74	187

Total Other Long Term Liabilities	$27,894	$3,385

3. Acquisitions

2013 Acquisitions

3PD

On July 12, 2013, the Company entered into a Stock Purchase Agreement with 3PD Holding, Inc., Logistics Holding Company Limited, Mr. Karl Meyer, Karl Frederick Meyer 2008 Irrevocable Trust II, Mr. Randall Meyer, Mr. Daron Pair and Mr. James J. Martell (the “3PD Stock Purchase Agreement”) to acquire all of the outstanding capital stock of 3PD (the “3PD Transaction”). 3PD is a non-asset, third party provider of heavy goods, last-mile logistics in North America. The closing of the transaction occurred on August 15, 2013. The fair value of the total consideration paid under the Stock Purchase Agreement was approximately $364.3 million, paid in cash, deferred payments (including an escrow), and $7.4 million of restricted shares of the Company’s common stock. The final working capital adjustment in connection with this acquisition has been finalized, and as a result, the cash consideration increased by $1.2 million.

The 3PD acquisition was accounted for as a purchase business combination in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying consolidated balance sheet at their estimated fair values as of August 15, 2013, with the remaining unallocated purchase price recorded as goodwill. The following table outlines the Company’s consideration transferred and the identifiable net assets acquired at their estimated fair value as of August 15, 2013 (in thousands).

Consideration	$364,329

Less: Net Assets Acquired	19,974
Intangibles Acquired:
Less: Fair value of Trademarks/Tradenames	5,900
Less: Fair value of Non-Compete Agreements	1,550
Less: Fair value of Customer Relationships	110,600
Less: Fair value of Carrier Relationships	12,100
Less: Fair value of Acquired Technology	18,000
Plus: Net deferred tax liability on fair value adjustments	(36,294)

Goodwill	$232,499

As of September 30, 2013, the purchase price allocation is considered final except for any fair value adjustments for acquired tax liabilities and intangible assets. All goodwill recorded related to the acquisition relates to the Freight Brokerage segment. The carryover of the tax basis in goodwill is deductible for income tax purposes while the step-up in goodwill as a result of the acquisition is non-deductible for income tax purposes.

The following unaudited pro forma consolidated results of operations for the nine-month periods ended September 30, 2013 and 2012 present consolidated information of the Company as if the 3PD acquisition had occurred as of January 1, 2012 (in thousands):

	Pro Forma Nine Months Ended September 30, 2013	Pro Forma Nine Months Ended September 30, 2012
Revenue	$659,528	$549,356
Operating Loss	$(46,116)	$(41,854)
Net Loss	$(44,664)	$(31,672)
Loss per common share
Basic	$(1.51)	$(1.07)
Diluted	$(1.51)	$(1.07)

The unaudited pro forma consolidated results for the nine-month periods were prepared using the acquisition method of accounting and are based on the historical financial information of 3PD, Turbo (as defined below), Kelron (as defined below) and the Company. The unaudited pro forma consolidated results incorporate historical financial information for all significant acquisitions pursuant to SEC regulations since January 1, 2012. The historical financial information has been adjusted to give effect to pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed these acquisitions on January 1, 2012.

In connection with the 3PD Transaction, each member of the 3PD senior management team signed an employment agreement with the Company that became effective upon completion of the acquisition. Additionally, in order to incentivize 3PD’s management, the Company granted the 3PD management team time- and performance-based restricted stock unit (“RSU”) awards under the XPO Logistics, Inc. Amended and Restated 2011 Omnibus Incentive Compensation Plan. Pursuant to the RSU award agreements, members of the 3PD management team are eligible to earn up to 600,000 RSUs in the aggregate, of which 150,000 will vest based on the passage of time and 450,000 will vest based on the achievement of certain goals with respect to 3PD’s financial performance during 2016 and 2017 as part of the combined company. The vesting of all such RSUs also are subject to the price of the Company’s common stock exceeding $32.50 per share for a designated period of time and continued employment at the Company by the grantee as of the vesting date.

Interide Logistics

On May 6, 2013, pursuant to an asset purchase agreement, the Company acquired substantially all of the assets of Interide Logistics, LC (“Interide”) for $3.1 million in cash consideration and 36,878 restricted shares of the Company’s common stock with a value of $0.6 million, excluding any working capital adjustments, with no assumption of debt. Interide is a non-asset, third-party transportation logistics service provider focusing on freight brokerage with offices in Salt Lake City, UT, Louisville, KY and St. Paul, MN.

The Interide acquisition was accounted for as a purchase business combination in accordance with ASC Topic 805 “Business Combinations”. Assets acquired and liabilities assumed were recorded in the accompanying condensed consolidated balance sheet at their estimated fair values as of May 6, 2013 with the remaining unallocated purchase price recorded as goodwill. As a result of the acquisition, the Company recorded goodwill of $3.2 million and intangible assets of $1.7 million. The working capital adjustments in connection with this acquisition are being finalized, although the Company does not expect there to be a material change in the purchase price as a result.

Covered Logistics & Transportation

On February 26, 2013, pursuant to an asset purchase agreement, the Company acquired substantially all of the assets of Covered Logistics & Transportation LLC (“Covered”) for $8.0 million in cash consideration and 173,712 restricted shares of the Company’s common stock with a value of $3.0 million, excluding any working capital adjustments, with no assumption of debt. Covered is a non-asset, third-party transportation logistics service provider focusing on freight brokerage with offices in Lake Forest, IL and Dallas, TX.

The Covered acquisition was accounted for as a purchase business combination in accordance with ASC Topic 805 “Business Combinations”. Assets acquired and liabilities assumed were recorded in the accompanying condensed consolidated balance sheet at their estimated fair values as of February 26, 2013 with the remaining unallocated purchase price recorded as goodwill. As a result of the acquisition, the Company recorded goodwill of $7.2 million and intangible assets of $2.8 million. The working capital adjustments in connection with this acquisition are being finalized, although the Company does not expect there to be a material change in the purchase price as a result.

East Coast Air Charter

On February 8, 2013, pursuant to an asset purchase agreement, the Company purchased substantially all of the operating assets of East Coast Air Charter, Inc. and 9-1-1 Air Charter LLC (together, “ECAC” or “East Coast Air Charter”) for total cash consideration of $9.3 million, excluding any working capital adjustments, with no assumption of debt. ECAC is a non-asset, third party logistics service provider specializing in expedited air charter brokerage in Statesville, NC.

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

In conjunction with the acquisition, the Company issued notes payable to the sellers totaling $1.0 million. The notes do not bear any interest. The notes were treated as consideration transferred as part of the acquisition and are payable in equal quarterly installments on November 3, February 3, May 3 and August 3 of each year with the final installment to be due and payable on August 3, 2015. The Company used an imputed interest rate of 4.53% to determine the appropriate discount to apply to the notes. The carrying value of the notes payable at September 30, 2013 was $0.7 million.

Continental Freight Services

On May 8, 2012, the Company purchased all of the outstanding capital stock of Continental Freight Services, Inc. (“Continental”) and all of the membership interests in G & W Tanks, LLC. The cash purchase price was $3.5 million, excluding any working capital adjustments and a potential earn-out of up to $0.3 million. The acquisition of Continental included a contingent consideration arrangement that requires additional consideration to be paid by the Company to Continental’s former owners based on the adjusted gross profit of Continental during the twelve month period commencing June 1, 2012. Continental’s gross profit during the contingent consideration measurement period was sufficient to receive the full earn-out of $0.3 million which was paid in full during August 2013.

4. Commitments and Contingencies

Lease Commitments

As of September 30, 2013, the Company had approximately $39.0 million in future minimum payments required under operating leases for various real estate, transportation and office equipment leases that have an initial or remaining non-cancelable lease term. Remaining future minimum payments related to these operating leases amount to approximately $2.2 million, $8.2 million, $7.6 million, $6.9 million, and $14.1 million for the periods ending December 31, 2013, 2014, 2015, 2016, and 2017 and thereafter, respectively.

Rent expense was approximately $2.7 million and $0.5 million for the three-month periods ended September 30, 2013 and 2012, respectively, and $4.6 million and $1.1 million for the nine-month periods ended September 30, 2013 and 2012, respectively.

Litigation

The Company is involved in litigation in the Fourth Judicial District Court of Hennepin County, Minnesota relating to its hiring of former employees of C.H. Robinson Worldwide, Inc. (“CHR”). In the litigation, CHR asserts claims for breach of contract, breach of fiduciary duty and duty of loyalty, tortious interference with contractual relationships and prospective contractual relationships, misappropriation of trade secrets, violation of the federal Computer Fraud and Abuse Act, inducing, aiding and abetting breaches, and conspiracy. CHR seeks temporary, preliminary and permanent injunctions, as well as direct and consequential damages and attorneys’ fees. CHR has asserted that it may seek punitive damages as well. On January 17, 2013, the Court issued an Order Regarding Motion for Temporary Injunction (the “Order”). The Order (as amended on April 16, 2013) prohibits the Company from engaging in business with certain CHR customers within a specified radius of Phoenix, AZ, until July 1, 2014. On February 7, 2013, CHR filed a First Amended Complaint. On April 11, 2013, the Company moved to dismiss the new claims asserted in that First Amended Complaint and moved to stay discovery pending the Court’s resolution of the motion to dismiss. On August 29, 2013, the Court granted in part and denied in part the motion to dismiss and denied as moot the motion to stay discovery. On September 23, 2013, the Company filed its Answer to the First Amended Complaint and asserted counterclaims against CHR for violations of the Minnesota Antitrust, Unlawful Trade Practices, and Deceptive Trade Practices Act, as well as tortious interference with contractual relations and prospective contractual relations. The Company intends to vigorously defend the action in court. The outcome of this litigation is uncertain and could have a material adverse effect on the Company’s business and results of operations.

The Company’s subsidiary, 3PD, is a defendant in a number of class action and individual lawsuits alleging improper classification of contract carriers as independent contractors rather than employees, among other claims, and seeking damages primarily under varying state laws for alleged improper deductions from wages. Pursuant to the purchase agreement by which the Company acquired 3PD, the former owners of 3PD have agreed to indemnify the Company for costs and liabilities related to such class action and individual lawsuits, subject to certain limits. Additionally, the Company is a party to a variety of other legal actions, both as a plaintiff and as a defendant, that arose in the ordinary course of business, and may in the future become involved in other legal actions. The Company does not currently expect any of these matters or these matters in the aggregate to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters, or the Company’s failure to recover, in full or part, under the indemnity provisions noted above with respect to 3PD, could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

For accounting purposes, the Company’s redemption feature in the convertible senior notes is an embedded derivative that is not clearly and closely related to the convertible senior notes. Consequently, it was initially bifurcated from the indenture and separately recorded at its fair value as a liability with subsequent changes in fair value to be recorded through earnings. As of September 30, 2013, the fair value of the embedded redemption feature was $0.0 million as management has determined it is not the Company’s intent to exercise its redemption feature.

The following table outlines the Company’s debt obligations (in thousands) as of September 30, 2013 and December 31, 2012:

	Interest rates	Term (months)	As of September 30, 2013	As of December 31, 2012
Convertible senior notes	4.50%	60	$143,750	$143,750
Notes payable	N/A	N/A	970	863
Capital leases for equipment	13.91%	59	178	154
Line of credit	5.0%	N/A	34	150

Total debt and capital leases			144,932	144,917
Less: unamortized bond discount and debt issuance costs			31,033	35,470
Less: current maturities of notes payable and capital leases			723	491

Non-current maturities of debt and capital leases			$113,176	$108,956

6. Goodwill

The following table is a roll-forward of goodwill from December 31, 2012 to September 30, 2013. The current period additions are the result of the goodwill recognized as excess purchase price in the acquisitions of ECAC, Covered Logistics, Interide Logistics and 3PD (in thousands):

	Expedited Transportation	Freight Forwarding	Freight Brokerage	Total
Goodwill at December 31, 2012	$7,737	$9,222	38,988	$55,947
Acquisitions and other adjustments	3,823	—	243,077	246,900

Goodwill at September 30, 2013	$11,560	$9,222	$282,065	$302,847

7. Stockholder’s Equity

On August 13, 2013, the Company closed a registered underwritten public offering of 9,694,027 shares of common stock, and on August 16, 2013, the Company closed as part of the same public offering the sale of an additional 1,454,104 shares as a result of the full exercise of the underwriters’ overallotment option, in each case at a price of $22.75 per share (together, the “August 2013 Offering”). The Company received $239.7 million in net proceeds from the August 2013 Offering after underwriting discounts and expenses.

On March 20, 2012, the Company closed a registered underwritten public offering of 9,200,000 shares of common stock (the “March 2012 Offering”), including 1,200,000 shares issued and sold as a result of the full exercise of the underwriters’ overallotment option, at a price of $15.75 per share. The Company received $137.0 million in net proceeds from the March 2012 Offering after underwriting discounts and expenses.

8. Stock-Based Compensation

The following table summarizes the Company’s equity awards outstanding and exercisable as of December 31, 2012 and September 30, 2013:

	Options				Restricted Stock Units
		Weighted Average	Exercise	Weighted Average	Restricted	Weighted Average
	Options	Exercise Price	Price Range	Remaining Term	Stock Units	Grant Date Fair Value
Outstanding at December 31, 2012	1,383,332	$10.06	$2.28 - $18.07	8.29	883,816	$11.31
Granted	63,000	$17.88	$16.57 - $22.03		740,714	$14.67
Exercised	54,339	$4.50	$2.96 - $ 6.08		204,875	$11.26
Forfeited	10,348	$13.12	$6.08 - $13.37		68,000	$10.65

Outstanding at September 30, 2013	1,381,645	$10.61	$2.28 - $22.03	6.99	1,351,655	$13.19

The stock-based compensation expense for outstanding restricted stock units (“RSUs”) was $0.8 million and $0.9 million for the three-month periods ended September 30, 2013 and 2012, respectively, and $2.2 million and $2.6 million for the nine-month periods ended September 30, 2013 and 2012, respectively. Of the 1,351,655 outstanding RSUs, 669,155 vest subject to service conditions and 682,500 vest subject to service and a combination of market and performance conditions.

As of September 30, 2013, the Company had approximately $10.2 million of unrecognized compensation cost related to non-vested RSU compensation that is anticipated to be recognized over a weighted-average period of approximately 2.51 years. Remaining estimated compensation expense related to outstanding restricted stock-based grants is $0.9 million, $3.5 million, $3.3 million, $2.4 million and $0.1 million for the years ending December 31, 2013, 2014, 2015, 2016 and 2017, respectively.

As of September 30, 2013, the Company had 646,145 options vested and exercisable and $3.7 million of unrecognized compensation cost related to stock options. The remaining estimated compensation expense related to the existing stock options is $0.4 million, $1.2 million, $1.1 million, $0.8 million and $0.2 million for the years ended December 31, 2013, 2014, 2015, 2016 and 2017, respectively.

9. Earnings per Share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are computed by dividing net income available to common shareholders by the combined weighted average number of shares of common stock outstanding and the potential dilution of stock options, warrants, RSUs, convertible senior notes and the Company’s Series A Convertible Perpetual Preferred Stock, par value $0.001 per share (“preferred stock”), outstanding during the period, if dilutive. The weighted average of potentially dilutive securities excluded from the computation of diluted earnings per share for the three- and nine-month periods ending September 30, 2013 and 2012 is shown per the table below.

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Basic common stock outstanding	24,221,987	17,663,403	20,167,436	14,952,059

Potentially Dilutive Securities:
Shares underlying the conversion of preferred stock to common stock	10,604,891	10,714,286	10,608,752	10,714,286
Shares underlying the conversion of the convertible senior notes	8,749,239	330,784	8,749,239	111,066
Shares underlying warrants to purchase common stock	7,348,157	5,516,551	6,721,704	5,770,577
Shares underlying stock options to purchase common stock	424,122	507,425	347,356	549,084
Shares underlying restricted stock units	432,888	138,921	332,488	158,308

	27,559,297	17,207,967	26,759,539	17,303,321

Diluted weighted shares outstanding	51,781,284	34,871,370	46,926,975	32,255,380

The impact of this dilution was not reflected in the earnings per share calculations in the unaudited condensed consolidated statements of operations because the impact was anti-dilutive. The treasury method was used to determine the shares underlying warrants, stock options and RSUs for potential dilution with an average market price of $22.31 per share and $14.43 per share for the three-month periods ended September 30, 2013 and 2012, respectively, and $18.81 per share and $15.17 per share for the nine-month periods ended September 30, 2013 and 2012, respectively.

10. Income Taxes

The Company has determined its interim tax provision projecting an estimated annual effective tax rate. For the three- and nine-months ended September 30, 2013, the Company recorded an income tax benefit of $19.0 million and $18.7 million, respectively, yielding an effective tax rate of (76.0%) and (33.1%), respectively. For the three- and nine-months ended September 30, 2012, the Company recorded an income tax benefit of $6.5 million and $6.2 million, respectively, yielding an effective tax rate of (67.2%) and (36.0%), respectively. The effective tax rate differs from the U.S. statutory rate of 34% in the periods ended September 30, 2013 and 2012, primarily due to the impact of the release of the previously recorded valuation allowance during the period due to the acquired deferred tax liabilities, resulting from the 3PD acquisition. The Company also recorded a tax benefit on the loss for the three-month period ending September 30, 2013.

The Company has a valuation allowance of $1.8 million as of September 30, 2013 on the deferred tax assets generated for state and foreign net operating losses where it is not more likely than not that the deferred tax assets will be utilized. In evaluating the Company’s ability to realize its deferred income tax assets, the Company considers all available positive and negative evidence, including operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction by jurisdiction basis.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of September 30, 2013, the Company has not made a provision for U.S. or additional foreign withholding taxes for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration, if any exists. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

11. Related Party Transactions

On August 15, 2013, the Company completed its acquisition of 3PD, pursuant to a Stock Purchase Agreement to which Mr. James J. Martell was a party. Mr. Martell is a member of the board of directors of the Company and also was an investor in, and member of the board of directors of, 3PD. Mr. Martell recused himself from, and did not participate in, deliberations of the Company’s board of directors with respect to the acquisition of 3PD. Other than his interest in the purchase price paid pursuant to the Stock Purchase Agreement, Mr. Martell did not receive compensation in connection with the acquisition of 3PD. On July 12, 2013, Mr. Martell entered into a subscription agreement with the Company pursuant to which, on August 15, 2013, he invested $0.7 million of the after-tax proceeds he received in the transaction in restricted shares of the Company’s common stock.

There were no other related party transactions that occurred during the quarter ended September 30, 2012.

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

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on various financial measures of the respective business segments. The following schedule identifies select financial data for each of the Company’s operating segments for the three- and nine-month periods ended September 30, 2013 and 2012, respectively (in thousands):

XPO Logistics, Inc.

Segment Data

(Unaudited)

(In thousands)

	Freight	Expedited	Freight
	Brokerage	Transportation	Forwarding	Corporate	Eliminations	Total
Three Months Ended September 30, 2013
Revenue	$152,616	$25,101	$19,129	$—	$(2,864)	$193,982
Operating income (loss) from operations	(3,415)	1,739	(2,588)	(14,155)	—	(18,419)
Depreciation, amortization and write off of intangible asset	4,611	262	3,227	296	—	8,396
Interest expense	2	2	—	6,411	—	6,415
Tax provision (benefit)	305	(2)	—	(19,347)	—	(19,044)
Goodwill	282,065	11,560	9,222	—	—	302,847
Total assets	729,176	79,291	40,400	763,110	(911,645)	700,332
Three Months Ended September 30, 2012
Revenue	$32,169	$23,755	$17,304	$—	$(2,240)	$70,988
Operating income (loss) from operations	(2,169)	1,415	193	(8,719)	—	(9,280)
Depreciation and amortization	316	127	145	133	—	721
Interest expense (income)	1	1	1	12	—	15
Tax (benefit) provision	(415)	—	—	(6,045)	—	(6,460)
Goodwill	5,562	7,737	9,222	—	—	22,521
Total assets	31,038	31,728	23,272	357,127	(55,394)	387,771
Nine Months Ended September 30, 2013
Revenue	$326,206	$75,421	$54,700	$—	$(11,256)	$445,071
Operating income (loss) from operations	(12,224)	3,678	(1,738)	(33,517)	—	(43,801)
Depreciation, amortization and write off of intangible asset	6,805	821	3,407	710	—	11,743
Interest expense	7	6	—	12,572	—	12,585
Tax provision (benefit)	346	—	—	(19,094)	—	(18,748)
Goodwill	282,065	11,560	9,222	—	—	302,847
Total assets	729,176	79,291	40,400	763,110	(911,645)	700,332
Nine Months Ended September 30, 2012
Revenue	$53,974	$71,906	$49,229	$—	$(5,021)	$170,088
Operating income (loss) from operations	(3,082)	5,837	654	(20,281)	—	(16,872)
Depreciation and amortization	413	393	433	223	—	1,462
Interest expense	2	3	1	24	—	30
Tax provision (benefit)	(415)	—	—	(5,786)	—	(6,201)
Goodwill	5,562	7,737	9,222	—	—	22,521
Total assets	31,038	31,728	23,272	357,127	(55,394)	387,771

13. Subsequent Events

Preferred Stock Dividend

On October 2, 2013, the Company’s board of directors approved the declaration of a dividend payable to holders of the preferred stock. The declared dividend equaled $10 per share of preferred stock as specified in the Certificate of Designation of the preferred stock. The total declared dividend equaled $0.7 million and was paid on October 15, 2013.

Conversion of Convertible Senior Notes

On October 10, 2013, the Company entered into an agreement pursuant to which the Company issued an aggregate of 608,467 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), to certain holders of the Company’s 4.50% Convertible Senior Notes due 2017 (the “Notes”) in connection with the conversion of $10.0 million aggregate principal amount of the Notes. The transactions provided in the agreement closed on October 15, 2013.

The number of shares of Common Stock issued in the foregoing transaction equals the number of shares of Common Stock presently issuable to holders of the Notes upon conversion under the original terms of the Notes. In connection with the conversion transaction, the Company paid the holders of the Notes a negotiated market-based premium in cash. The negotiated market based premium, in addition to the difference between the current fair value and the book value of the Notes, will be reflected in interest expense in the fourth quarter of 2013.

Revolving Loan Credit Agreement

On October 18, 2013, the Company and certain of its wholly-owned subsidiaries, as borrowers, entered into a $125.0 million multicurrency secured Revolving Loan Credit Agreement (the “Credit Agreement”) with the lender parties thereto and Morgan Stanley Senior Funding, Inc., as administrative agent for such lenders (the “Administrative Agent”), with a maturity of five years. The principal amount of the commitments under the Credit Agreement may be increased by an aggregate amount of up to $75.0 million, subject to certain terms and conditions specified in the Credit Agreement.

The proceeds of the Credit Agreement may be used by the Company for ongoing working capital needs and other general corporate purposes, including strategic acquisitions. Borrowings under the Credit Agreement will bear interest at a per annum rate equal to, at the Company’s option, the one, two, three or six month (or such other period less than one month or greater than six months as the lenders may agree) LIBOR rate plus a margin of 1.75% to 2.25%, or a base rate plus a margin of 0.75% to 1.25%. The Company is required to pay an undrawn commitment fee equal to 0.25% or 0.375% of the quarterly average undrawn portion of the commitments under the Credit Agreement, as well as customary letter of credit fees. The margin added to LIBOR, or base rate, will depend on the quarterly average availability of the commitments under the Credit Agreement.

All obligations under the Credit Agreement are secured by substantially all of the Company’s assets and unconditionally guaranteed by certain of its subsidiaries, provided that no foreign subsidiary guarantees, and no assets of any foreign subsidiary secures, any obligations of any of the Company’s domestic borrower subsidiaries. The Credit Agreement contains representations, warranties and covenants that are customary for agreements of this type. Among other things, the covenants in the Credit Agreement limit the Company’s ability to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make certain investments and restricted payments; and enter into certain transactions with affiliates. In certain circumstances, the Credit Agreement also requires the Company to maintain certain minimum EBITDA or, at the Company’s election, maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.00 to 1.00. If an event of default under the Credit Agreement shall occur and be continuing, the commitments thereunder may be terminated and the principal amount outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable. Certain subsidiaries acquired by the Company in the future may be excluded from the restrictions contained in certain of the foregoing covenants. The Company does not believe that the covenants contained in the Credit Agreement will impair its ability to execute the Company’s strategy.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and other written reports and oral statements we make from time to time contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. In some cases, forward-looking statements can be identified by the use of forward-looking terms such as “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” or the negative of these terms or other comparable terms. However, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to a material difference include those discussed elsewhere in this Quarterly Report, the risks discussed in our other filings with the SEC and the following: economic conditions generally; competition; our ability to find suitable acquisition candidates and execute our acquisition strategy; our ability to raise debt and equity capital; our ability to attract and retain key employees to execute our growth strategy; litigation, including litigation related to misclassification of independent contractors; our ability to develop and implement a suitable information technology system; our ability to maintain positive relationships with our network of third-party transportation providers; our ability to retain our largest customers; our ability to successfully integrate 3PD and other acquired businesses; and governmental regulation. All forward-looking statements set forth in this Quarterly Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. Forward-looking statements set forth in this Quarterly Report speak only as of the date hereof and we do not undertake any obligation to update forward-looking statements to reflect subsequent events or circumstances, changes in expectations or the occurrence of unanticipated events, except to the extent required by law.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions. In certain circumstances, those estimates and assumptions can affect amounts reported in the accompanying unaudited condensed consolidated financial statements. We have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts will be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. Note 2 of the “Notes to Consolidated Financial Statements” in the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012 includes a summary of our critical accounting policies. For the period ended September 30, 2013, there were no significant changes to our critical accounting policies.

New Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This Update provides guidance pertaining to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists, to resolve diversity in practice. The Update requires that companies present an unrecognized tax benefit as a reduction of a deferred tax asset for a tax loss or credit carryforward on the balance sheet when (a) the tax law requires the company to use the tax loss or credit carryforward to satisfy amounts payable upon disallowance of the tax position; or (b) the tax loss or credit carryforward is available to satisfy amounts payable upon disallowance of the tax position, and the company intends to use the deferred tax asset for that purpose. The guidance in this Update is effective prospectively for fiscal years beginning after December 15, 2013, and interim periods within those fiscal years. Early adoption and retrospective application are permitted. The adoption of the guidance in this Update is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Executive Summary

XPO Logistics, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”, “we”, “our” or “us”), is one of the fastest growing providers of non-asset transportation logistics services in North America. We use our relationships with more than 23,000 ground, sea and air carriers to move freight for over 9,500 customers in the manufacturing, industrial, retail, commercial, life sciences and government sectors. As of September 30, 2013, we operated at 89 locations in the United States and Canada: 69 Company-owned branches and 20 agent-owned offices.

We offer our services through three business segments: Freight Brokerage, Expedited Transportation and Freight Forwarding. Our freight brokerage business arranges delivery of shippers’ freight by contracting with qualified third-party-road and, rail carriers. In 2012, XPO Logistics was ranked the 17th largest U.S. freight brokerage firm by Transport Topics. Our expedited transportation business, which is a top five provider of its kind in the U.S., facilitates urgent freight movements by using its network of independent contractors and air carriers. Our freight forwarding business arranges domestic and international shipments using ground, air and ocean transport through a network of Company-owned and agent-owned locations.

In September of 2011, following the equity investment in the Company led by Jacobs Private Equity, LLC, we began to implement a strategy designed to leverage our strengths with the goal of significant long-term growth and value creation.

Our growth strategy has three main components:

•	Acquisitions. We take a disciplined approach to acquisitions: we look for companies that are highly scalable and are a good strategic fit with our core competency. When we acquire a company, we integrate it with our operations and scale it up by adding salespeople. We put the acquired operations on our technology platform, which connects them to our broader organization, and we give them access to our shared carrier pool. We gain more carriers, customers, lane histories and pricing histories with each acquisition, and in some cases an acquisition adds complementary services. We use these resources Company-wide to buy transportation more efficiently and to cross-sell a more complete supply chain solution to customers. Since the beginning of 2012, we have developed an active pipeline of targets. In 2012, we completed the acquisition of four non-asset based third party logistics companies; we acquired another four companies in the first nine months of 2013, including 3PD, the leading non-asset logistics provider specializing in heavy goods, last-mile delivery logistics, on August 15, 2013. We plan to continue to acquire quality companies that fit our strategy for growth.

•	Cold-starts. We believe that cold-starts can generate high returns on invested capital because of the relatively low investment required and the large component of variable-based incentive compensation. From December of 2011 through the third quarter of 2013, we opened 20 cold-starts: nine in Freight Brokerage, 10 in Freight Forwarding and one in Expedited Transportation. Each of our Freight Brokerage cold-starts is located in a prime area for sales recruitment and is led by a highly experienced branch president or manager. We plan to continue to open cold-start locations where we see the potential for superior returns.

•	Optimization of operations. We are continuing to optimize our existing operations by growing the sales force at each location, implementing advanced information technology, cross-selling our services and leveraging our shared carrier capacity. We have a disciplined framework of processes in place for the recruiting, training and mentoring of newly hired employees. Once established in our branches, our salespeople market our services to hundreds of thousands of small and medium-sized prospects. In addition, we have a strategic and national accounts team focused on developing business relationships with the largest shippers in North America. Our network is supported by our national operations center in Charlotte, North Carolina, which we opened in March of 2012, and by our information technology. We have a scalable platform in place across the Company, with sales, service, carrier and track-and-trace capabilities, as well as benchmarking and analysis. Most important to our growth strategy, we are developing a culture of passionate, world-class service for customers.

Common Stock Offerings

On August 13, 2013, we closed a registered underwritten public offering of 9,694,027 shares of common stock, and on August 16, 2013 we closed as part of the same public offering the sale of an additional 1,454,104 shares as a result of the full exercise of the underwriters’ overallotment option, in each case at a price of $22.75 per share (together, the “August 2013 Offering”). We received $239.7 million in net proceeds from the August 2013 Offering after underwriting discounts and expenses.

On March 20, 2012, we closed a registered underwritten public offering of 9,200,000 shares of common stock (the “2012 Offering”), including 1,200,000 shares issued and sold as a result of the full exercise of the underwriters’ overallotment option, at a price of $15.75 per share. We received $137.0 million in net proceeds from the 2012 Offering after underwriting discounts and estimated expenses.

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

XPO Logistics, Inc.

Consolidated Summary Financial Table

(Unaudited)

(In thousands)

	For the Three Months Ended September 30,		Percent of Revenue		Change	For the Nine Months Ended September 30,		Percent of Revenue		Change
	2013	2012	2013	2012	%	2013	2012	2013	2012	%
Revenue	$193,982	$70,988	100.0%	100.0%	173.3%	$445,071	$170,088	100.0%	100.0%	161.7%
Direct expense
Transportation services	156,446	57,436	80.6%	80.9%	172.4%	366,250	134,670	82.3%	79.2%	172.0%
Station commissions	1,706	2,428	0.9%	3.4%	-29.7%	5,407	7,201	1.2%	4.2%	-24.9%
Other direct expense	995	1,200	0.5%	1.7%	-17.1%	2,979	3,054	0.7%	1.8%	-2.5%

Total direct expense	159,147	61,064	82.0%	86.0%	160.6%	374,636	144,925	84.2%	85.2%	158.5%

Gross margin	34,835	9,924	18.0%	14.0%	251.0%	70,435	25,163	15.8%	14.8%	179.9%

SG&A expense
Salaries & benefits	27,065	8,936	14.0%	12.6%	202.9%	65,607	20,282	14.7%	11.9%	223.5%
Purchased services	8,311	5,177	4.3%	7.3%	60.5%	18,040	9,783	4.1%	5.8%	84.4%
Other SG&A expense	9,521	4,421	4.9%	6.2%	115.4%	18,978	10,661	4.3%	6.3%	78.0%
Depreciation and amortization	8,357	670	4.3%	0.9%	1147.3%	11,611	1,309	2.6%	0.8%	787.0%

Total SG&A expense	53,254	19,204	27.5%	27.0%	177.3%	114,236	42,035	25.7%	24.8%	171.8%

Operating loss	(18,419)	(9,280)	-9.5%	-13.0%	98.5%	(43,801)	(16,872)	-9.9%	-10.0%	159.6%

Other expense	235	314	0.1%	0.4%	-25.2%	294	319	0.1%	0.2%	-7.8%
Interest expense	6,415	15	3.3%	0.0%	42666.7%	12,585	30	2.8%	0.0%	41850.0%

Loss before income tax	(25,069)	(9,609)	-12.9%	-13.4%	160.9%	(56,680)	(17,221)	-12.8%	-10.2%	229.1%
Income tax benefit	(19,044)	(6,460)	-9.8%	-9.1%	194.8%	(18,748)	(6,201)	-4.2%	-3.6%	202.3%

Net loss	$(6,025)	$(3,149)	-3.1%	-4.3%	91.3%	$(37,932)	$(11,020)	-8.6%	-6.6%	244.2%

Consolidated Results

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Our consolidated revenue for the third quarter of 2013 increased 173.3% to $194.0 million from $71.0 million in the third quarter of 2012. This increase was driven largely by the increased revenues in Freight Brokerage due to the acquisitions of 3PD, Turbo, Covered and Interide as well as the revenue attributable to the growth of our Freight Brokerage cold-start locations, and the acquisition of East Coast Air Charter in our Expedited Transportation segment.

Direct expense is primarily attributable to the cost of procuring freight transportation services for our customers and commissions paid to independent station owners in our freight forwarding business. Our non-asset operating model provides transportation capacity through variable cost third-party transportation arrangements, therefore enabling us to be flexible to adapt to changes in economic or industry conditions. Our primary means of providing capacity are through our base of independent owner operators and contract carriers in Expedited Transportation and our network of independent truck, rail, ocean and air carriers in Freight Brokerage and Freight Forwarding. We view this operating model as a strategic advantage due to its flexibility, particularly in uncertain economic conditions.

Total gross margin dollars for the third quarter of 2013 increased 251.0% to $34.8 million from $9.9 million in the third quarter of 2012. As a percentage of revenue, gross margin was 18.0% in the third quarter of 2013 as compared to 14.0% in the third quarter of 2012. The increase in gross margin as a percentage of revenue is attributable to an increase in gross margin percentage across all of our segments.

Selling, general and administrative (“SG&A”) expense as a percentage of revenue remained relatively flat at 27.5% in the third quarter of 2013 as compared to 27.0% in the third quarter of 2012. SG&A expense increased by $34.1 million in the third quarter of 2013 compared to the third quarter of 2012, due to significant growth initiatives, including eight acquisitions, sales force recruitment, costs associated with our new Freight Brokerage offices, and an increase in Corporate SG&A. SG&A expense during the quarter also included the accelerated amortization of $3.1 million in indefinite-lived intangible assets related to the Concert Group Logistics ("CGL") trade name based on the reduction in remaining useful life as a result of the name change of the business to XPO Global Logistics.

Interest expense increased by $6.4 million mainly due to $3.1 million of interest on the convertible senior notes and an undrawn debt commitment fee of $3.0 million in relation to our acquisition of 3PD.

        Our effective income tax rates in the third quarter of 2013 and 2012 were (76.0%) and (67.2%), respectively. The tax rate for the third quarter of 2013 is due to the release of the previously recorded valuation allowance against the potential income tax benefit as well as recognition of the income tax benefit on the operating loss of the third quarter. The acquisition of 3PD during the three months ended September 30, 2013 created a deferred tax liability which allowed the Company to remove the valuation allowance and recognize a significant portion of the deferred tax assets. The tax rate for the third quarter of 2012 reflected the release of the valuation allowance previously as a result of the deferred tax liability recorded in conjunction with the issuance of our convertible senior notes during the three months ended September 30, 2012.

The increase in net loss was due primarily to higher SG&A expenses associated with significant growth initiatives, including sales force recruitment, costs associated with our new Freight Brokerage offices, and an increase in Corporate costs. Additionally, the Company incurred higher interest expense and recorded the accelerated amortization of the CGL trade name indefinite-lived intangible assets.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Our consolidated revenue for the first nine months of 2013 increased 161.7% to $445.1 million from $170.1 million in the first nine months of 2012. This increase was driven largely by the increased revenues in Freight Brokerage due to the acquisitions of Turbo, 3PD, Covered and Interide, as well as the revenue attributable to the growth of our eight Freight Brokerage cold-start locations, and the acquisition of East Coast Air Charter.

Total gross margin dollars for the first nine months of 2013 increased 179.9% to $70.4 million from $25.2 million in the first nine months of 2012. As a percentage of revenue, gross margin was 15.8% in the first nine months of 2013 as compared to 14.8% in the first nine months of 2012. The increase in gross margin as a percentage of revenue is attributable to the acquisitions in Freight Brokerage as well as improvements in gross margin percentage at our cold starts and Freight Forwarding.

SG&A expense as a percentage of revenue was 25.7% in the first nine months of 2013, as compared to 24.8% in the first nine months of 2012. SG&A expense increased by $72.2 million in the first nine months of 2013 compared to the first nine months of 2012, due to significant growth initiatives, including eight acquisitions, sales force recruitment, costs associated with our new Freight Brokerage offices, and an increase in Corporate SG&A.

Interest expense increased by $12.6 million mainly due to $9.3 million of interest on the convertible senior notes and an undrawn debt commitment fee of $3.0 million in relation to our acquisition of 3PD.

Our effective income tax rates were (33.1%) and (36.0%) for the first nine months of 2013 and 2012, respectively. Both the first nine months of 2013 and 2012 included the recognition of a tax benefit due to the net operating losses incurred. The difference in the income tax rate for 2013 relates to the recording of tax expense in certain state and foreign jurisdictions.

The increase in net loss was due primarily to higher SG&A expenses associated with significant growth initiatives, including sales force recruitment, costs associated with our new Freight Brokerage offices, and an increase in Corporate costs. Additionally, the Company incurred higher interest expense and recorded the accelerated amortization of the CGL trade name indefinite-lived intangible assets.

Freight Brokerage

Summary Financial Table

(Unaudited)

(In thousands)

	For the Three Months Ended September 30,		Percent of Revenue		Change	For the Nine Months Ended September 30,		Percent of Revenue		Change
	2013	2012	2013	2012	%	2013	2012	2013	2012	%
Revenue	$152,616	$32,169	100.0%	100.0%	374.4%	$326,206	$53,974	100.0%	100.0%	504.4%
Direct expense
Transportation services	124,804	27,966	81.8%	86.9%	346.3%	275,466	47,128	84.4%	87.3%	484.5%
Other direct expense	162	152	0.1%	0.5%	6.6%	457	244	0.1%	0.5%	87.3%

Total direct expense	124,966	28,118	81.9%	87.4%	344.4%	275,923	47,372	84.5%	87.8%	482.5%

Gross margin	27,650	4,051	18.1%	12.6%	582.5%	50,283	6,602	15.5%	12.2%	661.6%

SG&A expense
Salaries & benefits	17,559	3,961	11.5%	12.3%	343.3%	40,089	6,392	12.3%	11.8%	527.2%
Purchased services	2,269	694	1.5%	2.2%	226.9%	4,062	1,022	1.2%	1.9%	297.5%
Other SG&A expense	6,626	1,248	4.3%	3.9%	430.9%	11,551	1,857	3.5%	3.4%	522.0%
Depreciation and amortization	4,611	317	3.0%	1.0%	1354.6%	6,805	413	2.1%	0.8%	1547.7%

Total SG&A expense	31,065	6,220	20.3%	19.4%	399.4%	62,507	9,684	19.1%	17.9%	545.5%

Operating loss	$(3,415)	$(2,169)	-2.2%	-6.8%	57.4%	$(12,224)	$(3,082)	-3.6%	-5.7%	296.6%

Freight Brokerage

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenue in our Freight Brokerage segment increased by 374.4% to $152.6 million in the third quarter of 2013 compared to $32.2 million in the third quarter of 2012. Revenue growth was primarily due to the acquisitions of 3PD, Turbo, Covered and Interide, as well as revenue growth from our Freight Brokerage cold-start sales locations. Headcount in our Freight Brokerage segment increased to 1,489 from 290 as of September 30, 2013 and 2012, respectively.

        Direct expenses consist primarily of transportation costs paid to our carriers. Freight Brokerage’s gross margin dollars increased 582.5% to $27.7 million in the third quarter of 2013 from $4.1 million in the third quarter of 2012. As a percentage of revenue, Freight Brokerage’s gross margin was 18.1% in the third quarter of 2013, compared to 12.6% in the third quarter of 2012. The increase in gross margin was due to the acquisitions in Freight Brokerage as well as improvements in our existing business. Excluding the mid-quarter acquisition of 3PD, Freight Brokerage gross margin improved due to prior acquisitions and higher gross margin percentage at our cold starts.

SG&A expense increased to $31.1 million in the third quarter of 2013 from $6.2 million in the third quarter of 2012. The increase in SG&A expense was due to acquisitions, sales force expansion, technology and training, as well as increased intangible asset amortization relating to the acquisition of 3PD. As a percentage of revenue, SG&A expense increased to 20.3% in the third quarter of 2013 as compared to 19.4% in the third quarter of 2012.

3PD contributed $46.5 million in revenues and $33.3 million in direct expenses in the three months ended September 30, 2013.

Our Freight Brokerage operations generated an operating loss of $3.4 million in the third quarter of 2013 compared to an operating loss of $2.2 million in the third quarter of 2012. The increase in operating loss was attributable to the increase in SG&A expense as we continue to invest in sales and procurement personnel to support our growth initiatives.

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

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenue in our Freight Brokerage segment increased by 504.4% to $326.2 million in the first nine months of 2013 compared to $54.0 million in the first nine months of 2012. Revenue growth was primarily due to the acquisitions of Turbo, 3PD, Covered and Interide, as well as revenue growth from our Freight Brokerage cold-start sales locations.

Freight Brokerage’s gross margin dollars increased 661.6% to $50.3 million in the first nine months of 2013 from $6.6 million in the first nine months of 2012. As a percentage of revenue, Freight Brokerage’s gross margin increased to 15.5% in the first nine months of 2013, compared to 12.2% in the first nine months of 2012 due to the acquisitions in Freight Brokerage as well as improvements in gross margin percentage of our cold starts. Excluding the mid-quarter acquisition of 3PD, Freight Brokerage gross margin improved due to prior acquisitions and higher gross margin percentage at our cold starts.

SG&A expense increased to $62.5 million in the first nine months of 2013 from $9.7 million in the first nine months of 2012. As a percentage of revenue, SG&A expense increased to 19.1% in the first nine months of 2013 as compared to 17.9% in the first nine months of 2012. The increase in SG&A expense was due to acquisitions, sales force expansion, technology and training, as well as increased intangible asset amortization relating to the acquisition of 3PD.

Our Freight Brokerage operations generated an operating loss of $12.2 million in the first nine months of 2013 compared to an operating loss of $3.1 million in the first nine months of 2012. The increase in operating loss was attributable to the increase in SG&A expense as we continue to invest in sales and procurement personnel to support our growth initiatives.

Expedited Transportation

Summary Financial Table

(Unaudited)

(In thousands)

	For the Three Months Ended September 30,		Percent of Revenue		Change	For the Nine Months Ended September 30,		Percent of Revenue		Change
	2013	2012	2013	2012	%	2013	2012	2013	2012	%
Revenue	$25,101	$23,755	100.0%	100.0%	5.7%	$75,421	$71,906	100.0%	100.0%	4.9%
Direct expense
Transportation services	19,766	18,803	78.7%	79.2%	5.1%	60,447	55,995	80.1%	77.9%	8.0%
Other direct expense	797	1,008	3.2%	4.2%	-20.9%	2,419	2,673	3.2%	3.7%	-9.5%

Total direct expense	20,563	19,811	81.9%	83.4%	3.8%	62,866	58,668	83.3%	81.6%	7.2%

Gross margin	4,538	3,944	18.1%	16.6%	15.1%	12,555	13,238	16.7%	18.4%	-5.2%

SG&A expense
Salaries & benefits	1,893	1,615	7.5%	6.8%	17.2%	5,854	4,940	7.8%	6.9%	18.5%
Purchased services	212	259	0.8%	1.1%	-18.1%	747	707	1.0%	1.0%	5.7%
Other SG&A expense	470	578	1.9%	2.4%	-18.7%	1,587	1,513	2.1%	2.1%	4.9%
Depreciation and amortization	224	77	0.9%	0.3%	190.9%	689	241	0.9%	0.3%	185.9%

Total SG&A expense	2,799	2,529	11.1%	10.6%	10.7%	8,877	7,401	11.8%	10.3%	19.9%

Operating income	$1,739	$1,415	7.0%	6.0%	22.9%	$3,678	$5,837	4.9%	8.1%	-37.0%

Note: Total depreciation and amortization for the Expedited Transportation operating segment included in both direct expense and SG&A was $262 and $127 for the three-month periods ended September 30, 2013 and 2012, respectively, and $821 and $393 for the nine-month periods ended September 30, 2013 and 2012, respectively.

Expedited Transportation

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenue in our Expedited Transportation segment increased 5.7% to $25.1 million in the third quarter of 2013 from $23.8 million in the third quarter of 2012. This growth was driven by the acquisition of East Coast Air Charter on February 8, 2013, partially offset by a decline in our over-the-road expedited business.

Direct expenses consist primarily of payments to independent owner operators and contract carriers for ground transportation and air charter services, insurance and truck leasing expense. Expedited Transportation gross margin dollars increased 15.1% to $4.5 million in the third quarter of 2013 from $3.9 million in the third quarter of 2012. As a percentage of revenue, Expedited Transportation gross margin was 18.1% in the third quarter of 2013, compared to 16.6% in the third quarter of 2012. The increase in gross margin as a percentage of revenue primarily reflects lower direct expenses, partially offset by the addition of expedited air charter revenue from the 2013 acquisition of East Coast Air Charter; air charter services typically generate higher gross revenue but lower gross margin percentage than the Company’s over-the-road expedited business.

SG&A expense increased 10.7% to $2.8 million in the third quarter of 2013 from $2.5 million in the third quarter of 2012. The increase was due to the addition of East Coast Air Charter. As a percentage of revenue, SG&A expense remained relatively flat at 11.1% in the third quarter of 2013 compared to 10.6% in the third quarter of 2012.

Operating income increased to $1.7 million in the third quarter of 2013 compared to $1.4 million in the third quarter of 2012. The increase in operating income was primarily related to the increase in gross margin as a percent of revenue as described above.

Management’s growth strategy for our Expedited Transportation segment is based on:

•	Targeted investments to expand the sales and service workforce, in order to capture key opportunities in specialized areas (e.g., cross-border, refrigeration and air charter);

•	An increased focus on carrier recruitment and retention, as well as improved utilization of the current carrier fleet;

•	Technology upgrades to improve efficiency in sales and carrier procurement;

•	Selective acquisitions of non-asset based expedited businesses that would benefit from our scale and potential access to capital; and

•	Cross-selling of expedited transportation services to customers of our other business segments.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenue in our Expedited Transportation segment increased 4.9% to $75.4 million in the first nine months of 2013 from $71.9 million in the first nine months of 2012. This growth was driven by the acquisition of East Coast Air Charter on February 8, 2013 partially offset by a decline in the rest of our over-the-road expedited business.

Direct expenses consist primarily of payments to independent owner operators and contract carriers for ground transportation and air charter services, insurance and truck leasing expense. Expedited Transportation gross margin dollars decreased 5.2% to $12.6 million in the first nine months of 2013 from $13.2 million in the first nine months of 2012. As a percentage of revenue, Expedited Transportation gross margin was 16.7% in the first nine months of 2013, compared to 18.4% in the first nine months of 2012. The decrease in gross margin as a percentage of revenue primarily reflects a soft expedited freight environment as well as the addition of expedited air charter revenue from the 2013 acquisition of East Coast Air Charter; air charter services typically generate higher gross revenue but lower gross margin percentage than our over-the-road expedited business.

SG&A expense increased 19.9% to $8.9 million in the first nine months of 2013 from $7.4 million in the first nine months of 2012. The increase was due to the addition of East Coast Air Charter. As a percentage of revenue, SG&A expense increased to 11.8% in the first nine months of 2013 compared to 10.3% in the first nine months of 2012.

Operating income decreased to $3.7 million in the first nine months of 2013 compared to $5.8 million in the first nine months of 2012. The decrease in operating income was primarily related to the decrease in gross margin as a percent of revenue and an increase in SG&A, as described above.

Freight Forwarding

Summary Financial Table

(Unaudited)

(In thousands)

	For the Three Months Ended September 30,		Percent of Revenue		Change	For the Nine Months Ended September 30,		Percent of Revenue		Change
	2013	2012	2013	2012	%	2013	2012	2013	2012	%
Revenue	$19,129	$17,304	100.0%	100.0%	10.5%	$54,700	$49,229	100.0%	100.0%	11.1%
Direct expense
Transportation services	14,740	12,914	77.1%	74.6%	14.1%	41,593	36,577	76.0%	74.3%	13.7%
Station commissions	1,706	2,428	8.9%	14.0%	-29.7%	5,407	7,201	9.9%	14.6%	-24.9%
Other direct expense	35	34	0.2%	0.2%	2.9%	103	128	0.2%	0.3%	-19.5%

Total direct expense	16,481	15,376	86.2%	88.8%	7.2%	47,103	43,906	86.1%	89.2%	7.3%

Gross margin	2,648	1,928	13.8%	11.2%	37.3%	7,597	5,323	13.9%	10.8%	42.7%

SG&A expense
Salaries & benefits	1,618	1,059	8.5%	6.1%	52.8%	4,569	2,770	8.4%	5.6%	64.9%
Purchased services	63	207	0.3%	1.2%	-69.6%	311	394	0.6%	0.8%	-21.1%
Other SG&A expense	328	324	1.7%	1.9%	1.2%	1,048	1,072	1.9%	2.2%	-2.2%
Depreciation and amortization	3,227	145	16.9%	0.8%	2125.5%	3,407	433	6.2%	0.9%	686.8%

Total SG&A expense	5,236	1,735	27.4%	10.0%	201.8%	9,335	4,669	17.1%	9.5%	99.9%

Operating (loss) income	$(2,588)	$193	-13.6%	1.2%	-1440.9%	$(1,738)	$654	-3.2%	1.3%	-365.7%

Freight Forwarding

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenue in our Freight Forwarding segment increased 10.5% to $19.1 million in the third quarter of 2013 from $17.3 million in the third quarter of 2012. The increase was primarily the result of the opening of new company-owned freight forwarding locations and growth in international shipments.

As of September 30, 2013, Freight Forwarding had 28 locations, consisting of 17 independently-owned stations and 11 company-owned branches. This compares to 28 locations as of September 30, 2012, consisting of 21 independently-owned stations and seven company-owned branches.

Direct expense consists primarily of payments for purchased transportation and commissions paid to Freight Forwarding’s independently-owned stations. Freight Forwarding’s gross margin dollars increased 37.3% to $2.6 million in the third quarter of 2013 from $1.9 million in the third quarter of 2012. As a percentage of revenue, Freight Forwarding gross margin increased to 13.8% in the third quarter of 2013 as compared to 11.2% in the third quarter of 2012. The increase was primarily driven by conversions of independently-owned stations to company-owned branches, which yield higher gross margins.

SG&A expense increased 201.8% to $5.2 million in the third quarter of 2013 from $1.7 million in the third quarter of 2012. As a percentage of revenue, SG&A expense increased to 27.4% in the third quarter of 2013 as compared to 10.0% in the third quarter of 2012. The increase in SG&A expense is mainly due to the accelerated amortization of $3.1 million in indefinite-lived intangible assets related to the CGL trade name based on the reduction in remaining useful life as a result of the name change of the business to XPO Global Logistics during the quarter as well as the investment associated with opening our company-owned branches in Chicago, IL, Houston, TX, Los Angeles, CA, Minneapolis, MN, Orlando, FL, Montreal, QC, and Dallas, TX.

Operating loss was $2.6 million in the third quarter of 2013 compared to $0.2 million of income in the third quarter of 2012. The decrease in operating income was primarily related to the accelerated amortization of the CGL trade name indefinite-lived intangible assets described above offset by growth in gross margin driven by conversions of independently-owned stations to company-owned branches. Excluding the accelerated amortization of the CGL trade name, operating income increased reflecting a higher gross margin.

Management’s growth strategy for Freight Forwarding is based on:

•	Plans to open new offices in key U.S. markets, which will consist of both company-owned branches and independently-owned stations;

•	Growth of international shipments;

•	Technology upgrades to improve efficiency in sales and carrier procurement;

•	Selective acquisitions of complementary, non-asset based freight forwarding businesses; and

•	Cross-selling of freight forwarding services to customers of our other business segments.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenue in our Freight Forwarding segment increased 11.1% to $54.7 million in the first nine months of 2013 from $49.2 million in the first nine months of 2012. The increase was primarily the result of the opening of new freight forwarding locations.

Freight Forwarding’s gross margin dollars increased 42.7% to $7.6 million in the first nine months of 2013 from $5.3 million in the first nine months of 2012. As a percentage of revenue, Freight Forwarding gross margin increased to 13.9% in the first nine months of 2013 as compared to 10.8% in the first nine months of 2012. The increase was primarily driven by conversions of independently-owned stations to company-owned branches, which yield higher gross margins.

SG&A expense increased 99.9% to $9.3 million in the first nine months of 2013 from $4.7 million in the first nine months of 2012. As a percentage of revenue, SG&A expense increased to 17.1% in the first nine months of 2013 as compared to 9.5% in the first nine months of 2012. The increase in SG&A expense is mainly due to the accelerated amortization of $3.1 million in indefinite-lived intangible assets related to the CGL trade name based on the reduction in remaining useful life as a result of the name change of the business to XPO Global Logistics during the quarter as well as the investment associated with opening our company-owned branches in Chicago, IL, Houston, TX, Los Angeles, CA, Minneapolis, MN, Orlando, FL, Atlanta, GA, Montreal, QC, and Dallas, TX.

Operating loss was $1.7 million in the first nine months of 2013 compared to income of $0.7 million in the first nine months of 2012. The decrease in operating income was primarily related to the accelerated amortization of the CGL trade name indefinite-lived intangible assets described above offset by an increase in gross margins driven by conversions of independently-owned stations to company-owned branches. Excluding the accelerated amortization of the CGL trade name, operating income increased reflecting a higher gross margin.

XPO Corporate

Summary of Selling, General and Administrative Expense

(Unaudited)

(In thousands)

	For the Three Months Ended September 30,		Percent of Consolidated Revenue		Change	For the Nine Months Ended September 30,		Percent of Consolidated Revenue		Change
	2013	2012	2013	2012	%	2013	2012	2013	2012	%
SG&A expense
Salaries & benefits	5,995	3,520	3.1%	5.0%	70.3%	15,095	9,665	3.4%	5.7%	56.2%
Purchased services	5,767	4,016	3.0%	5.7%	43.6%	12,921	7,660	2.9%	4.5%	68.7%
Other SG&A expense	2,097	1,050	1.1%	1.5%	99.7%	4,791	2,733	1.1%	1.6%	75.3%
Depreciation and amortization	296	133	0.2%	0.2%	122.6%	710	223	0.2%	0.1%	218.4%

Total SG&A expense	$14,155	$8,719	7.4%	12.4%	62.3%	$33,517	$20,281	7.6%	11.9%	65.3%

Corporate

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Corporate SG&A expense in the third quarter of 2013 increased by $5.4 million compared to the third quarter of 2012. Salaries and benefits increased due to a year-over-year increase in headcount in corporate shared services. Purchased services increased in the third quarter of 2013 due largely to $3.2 million of acquisition-related transaction costs. Corporate SG&A for the third quarter of 2013 also included $1.5 million of litigation-related legal costs and $1.2 million of non-cash share based compensation. As a percentage of consolidated revenue, Corporate SG&A expense decreased to 7.4% in the third quarter of 2013, compared with 12.4% in the third quarter of 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Corporate SG&A expense in the first nine months of 2013 increased by $13.2 million compared to the first nine months of 2012. As a percentage of consolidated revenue, Corporate SG&A expense was 7.6% in the first nine months of 2013, compared with 11.9% in the first nine months of 2012 due to improved leverage as the Company executed its acquisition and organic growth strategies. Salaries and benefits increase was driven by a year-over-year increase in headcount in corporate shared services. Purchased services increased in the first nine months of 2013 due largely to $5.3 million of acquisition-related transaction costs. Corporate SG&A for the first nine months of 2013 also included $3.9 million of litigation-related legal costs and $3.4 million of non-cash share based compensation.

Liquidity and Capital Resources

General

As of September 30, 2013, we had $118.1 million of working capital, including cash of $67.3 million, compared to working capital of $271.9 million, including cash of $252.3 million, as of December 31, 2012. This decrease of $153.8 million in working capital during the nine-month period was mainly due to cash used for the acquisitions of East Coast Air Charter, Covered, Interide and 3PD, operations and capital expenditures.

We continually evaluate our liquidity requirements, capital needs and availability of capital resources based on our operating needs and our planned growth initiatives. In addition to our existing cash balances and net cash provided by operating activities, in certain circumstances we may also use debt financings and issuances of equity or equity-related securities to fund our operating needs and growth initiatives. See discussion below in Long-Term Debt and Line of Credit regarding our new $125.0 million multicurrency secured revolving loan credit facility.

We believe that our existing cash balances and availability under our new revolving credit facility will be sufficient to finance our existing operations.

Cash Flow

During the first nine months of 2013, $61.5 million was used in cash from operations compared to $16.9 million used for the comparable period in 2012. The primary use of cash for the period was payment of transportation services and various SG&A expenses.

Cash generated from revenue equaled $417.0 million for the first nine months of 2013 as compared to $162.0 million for the same period in 2012 and correlates directly with the revenue increase between the two periods. Cash flow increases are related primarily to volume increases between the periods ended September 30, 2013 and 2012.

Cash used for payment of transportation services for the first nine months of 2013 equaled $379.3 million as compared to $140.8 million for the same period in 2012. The increase in cash outflows between the two periods also directly correlates to the increase in revenues between the two periods.

Other operating uses of cash included SG&A items, which equaled $91.3 million and $37.9 million for the nine-month periods ended September 30, 2013 and 2012, respectively. Payroll represents the most significant SG&A item. For the first nine months of 2013, cash used for payroll equaled $45.8 million as compared to $18.1 million for the same period in 2012.

Investing activities used approximately $358.7 million during the first nine months of 2013 compared to a use of $11.0 million from these activities during the same period in 2012. During the first nine months of 2013, $352.3 million was used in acquisitions, and $6.5 million was used to purchase fixed assets while $0.1 million was received from the sale of business interests. During the same period in 2012, $7.0 million was used in acquisitions, and $4.0 million was used to purchase fixed assets.

Financing activities generated approximately $235.2 million for the first nine months of 2013, compared to $250.4 million generated for the same period in 2012. Our main source of cash from financing activities during the first nine months of 2013 was the $239.7 million of net proceeds from the issuance of stock while our primary uses of cash were the dividends paid to preferred stockholders of $2.2 million, payment of tax withholdings for restricted shares of $1.6 million, payments on outstanding debt of $0.4 million and $0.3 million for the final earn-out payment to the former owners of Continental Freight Services. During the same period in 2012, our main sources of cash were the $120.3 million of net proceeds from the issuance of convertible notes and $137.0 million of net proceeds from the issuance of common stock while our primary use of cash was in the payoff of our revolving credit facility and term loan for $2.1 million, the dividend paid to preferred stockholders of $2.3 million and a payment of $0.5 million to make the final earn-out payment to the former owners of LRG International during the period.

Long-Term Debt and Line of Credit

On October 18, 2013, we and certain of our wholly-owned subsidiaries, as borrowers, entered into a $125.0 million multicurrency secured Revolving Loan Credit Agreement (the “Credit Agreement”) with the lender parties thereto and Morgan Stanley Senior Funding, Inc., as administrative agent for such lenders (the “Administrative Agent”), with a maturity of five years. The principal amount of the commitments under the Credit Agreement may be increased by an aggregate amount of up to $75.0 million, subject to certain terms and conditions specified in the Credit Agreement.

The proceeds of the Credit Agreement may be used by us for ongoing working capital needs and other general corporate purposes, including strategic acquisitions. Borrowings under the Credit Agreement will bear interest at a per annum rate equal to, at our option, the one, two, three or six month (or such other period less than one month or greater than six months as the lenders may agree) LIBOR rate plus a margin of 1.75% to 2.25%, or a base rate plus a margin of 0.75% to 1.25%. We are required to pay an undrawn commitment fee equal to 0.25% or 0.375% of the quarterly average undrawn portion of the commitments under the Credit Agreement, as well as customary letter of credit fees. The margin added to LIBOR, or base rate, will depend on the quarterly average availability of the commitments under the Credit Agreement.

All obligations under the Credit Agreement are secured by substantially all of our assets and unconditionally guaranteed by certain of our subsidiaries, provided that no foreign subsidiary guarantees, and no assets of any foreign subsidiary secures, any obligations of any of our domestic borrower subsidiaries. The Credit Agreement contains representations, warranties and covenants that are customary for agreements of this type. Among other things, the covenants in the Credit Agreement limit our ability to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make certain investments and restricted payments; and enter into certain transactions with affiliates. In certain circumstances, the Credit

Agreement also requires us to maintain minimum EBITDA or, at our election, maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.00 to 1.00. If an event of default under the Credit Agreement shall occur and be continuing, the commitments thereunder may be terminated and the principal amount outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable. Certain subsidiaries acquired by us in the future may be excluded from the restrictions contained in certain of the foregoing covenants. We do not believe that the covenants contained in the Credit Agreement will impair our ability to execute our strategy.

In conjunction with the acquisition of Kelron on August 3, 2012, the Company assumed Kelron’s credit agreements with Royal Bank of Canada (“RBC”) dated April 21, 2011 and amended May 8, 2012 (the “Agreements”), which provided for a $5.0 million revolving demand facility (the “Revolving Demand Facility”) subject to certain borrowing limits. The Agreements were terminated on October 18, 2013 in conjunction with the execution of the Credit Agreement as discussed above.

Contractual Obligations

The following table reflects our contractual obligations as of September 30, 2013 (in thousands):

	Payments Due by Period
		Less than 1	1 to 3	3 to 5	More than 5
Contractual Obligations	Total	Year	Years	Years	Years
Capital leases payable	$178	$42	$99	$37	$—
Notes payable	1,004	681	323	—	—
Operating/real estate leases	38,839	8,377	14,759	9,534	6,169
Employment contracts	19,813	10,736	8,350	727	—
Convertible senior notes	170,075	6,469	12,938	150,668	—

Total contractual cash obligations	$229,909	$26,305	$36,469	$160,966	$6,169

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

Interest Rate Risk. As of September 30, 2013, we held $67.3 million of cash in cash depository and money market funds held in depository accounts at nine financial institutions. The primary market risk associated with these investments is liquidity risk. A hypothetical 100-basis-point change in the interest rate would not have a material effect on our earnings. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates.

Foreign Currency Exchange Risk. As a result of our acquisition of the freight brokerage operations of Kelron on August 3, 2012 and the acquisition of 3PD on August 15, 2013, our Canadian-based businesses and results of operations are exposed to movements in the U.S. dollar to Canadian dollar foreign currency exchange rate. A portion of our revenue is denominated in Canadian dollars. If the U.S. dollar strengthens against the Canadian dollar, our revenues reported in U.S. dollars would decline. With regard to operating expense, our primary exposure to foreign currency exchange risk relates to operating expense incurred in Canadian dollars. If the Canadian dollar strengthens, costs reported in U.S. dollars will increase. Movements in the U.S. dollar to Canadian dollar foreign currency exchange rate did not have a material effect on our revenue during the first nine months of 2013. A hypothetical ten percent change in average exchange rates versus the U.S. dollar would not have resulted in a material change to our earnings for the first nine months of 2013.

From time to time, we use foreign currency forward contracts to reduce part of the variability in certain forecasted Canadian dollar denominated cash flows. Generally, these instruments are for maturities of six months or less. We consider several factors when evaluating hedges of our forecasted foreign currency exposures, such as significance of the exposure, offsetting economic exposures and potential costs of hedging. We do not enter into derivative transactions for purposes other than hedging economic exposures. At September 30, 2013, we had no outstanding forward contracts to reduce the variability in our Canadian dollar denominated revenues and operating expenses.

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

Changes in internal controls. Except as described below, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. On August 15, 2013, the Company completed its acquisition of 3PD and is in the process of integrating the acquired business into the Company’s overall internal controls over financial reporting process. For additional information on the acquisition of 3PD, see Note 3 to our condensed consolidated financial statements included in this Quarterly Report.

Part II—Other Information

Item 1. Legal Proceedings.

As previously disclosed, we are involved in litigation in the Fourth Judicial District Court of Hennepin County, Minnesota relating to our hiring of former employees of C.H. Robinson Worldwide, Inc. (“CHR”). In the litigation, CHR asserts claims for breach of contract, breach of fiduciary duty and duty of loyalty, tortious interference with contractual relationships and prospective contractual relationships, misappropriation of trade secrets, violation of the federal Computer Fraud and Abuse Act, inducing, aiding and abetting breaches, and conspiracy. CHR seeks temporary, preliminary and permanent injunctions, as well as direct and consequential damages and attorneys’ fees. CHR has asserted that it may seek punitive damages as well. On January 17, 2013, the Court issued an Order Regarding Motion for Temporary Injunction (the “Order”). The Order (as amended on April 16, 2013) prohibits us from engaging in business with certain CHR customers within a specified radius of Phoenix, AZ, until July 1, 2014. On February 7, 2013, CHR filed a First Amended Complaint. On April 11, 2013, we moved to dismiss the new claims asserted in that First Amended Complaint and moved to stay discovery pending the Court’s resolution of the motion to dismiss. On August 29, 2013, the Court granted in part and denied in part the motion to dismiss and denied as moot the motion to stay discovery. On September 23, 2013, we filed our Answer to the First Amended Complaint and asserted counterclaims against CHR for violations of the Minnesota Antitrust, Unlawful Trade Practices, and Deceptive Trade Practices Act, as well as tortious interference with contractual relations and prospective contractual relations. We intend to vigorously defend the action in court. The outcome of this litigation is uncertain and could have a material adverse effect on our business and results of operations.

Our subsidiary, 3PD, is a defendant in a number of class action and individual lawsuits alleging improper classification of contract carriers as independent contractors rather than employees, among other claims, and seeking damages primarily under varying state laws for alleged improper deductions from wages. Pursuant to the purchase agreement by which we acquired 3PD, the former owners of 3PD have agreed to indemnify us for costs and liabilities related to such class action and individual lawsuits, subject to certain limits. Additionally, we are a party to a variety of other legal actions, both as a plaintiff and as a defendant, that arose in the ordinary course of business, and may in the future become involved in other legal actions. We do not currently expect any of these matters or these matters in the aggregate to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters, or our failure to recover, in full or in part, under the indemnity provisions noted above with the respect to 3PD, could have a material adverse effect on our financial condition, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 18, 2013, we issued 7,142 unregistered shares of our common stock a result of the conversion of preferred stock into common stock by a shareholder, and on September 12, 2013, we issued 7,143 unregistered shares of our common stock as a result the exercise of warrants by a shareholder. The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933, as amended, in accordance with Section 4(2) thereof, as a transaction by an issuer not involving any public offering.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

2.1*+	Stock Purchase Agreement, dated July 12, 2013, by and among 3PD Holding, Inc., Logistics Holding Company Limited, Mr. Karl Meyer, Karl Frederick Meyer 2008 Irrevocable Trust II, Mr. Randall Meyer, Mr. Daron Pair, Mr. James J. Martell and XPO Logistics, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2013).*

2.2*	Amendment No. 1 dated August 14, 2013 to Stock Purchase Agreement dated July 12, 2013 by and among the Company, 3PD, Logistics Holding Company Limited, Mr. Karl Meyer, Karl Frederick Meyer 2008 Irrevocable Trust II, Mr. Randall Meyer, Mr. Daron Pair and Mr. James J. Martell (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 16, 2013).

10.1*	Revolving Loan Credit Agreement, dated as of October 18, 2013, by and among XPO Logistics, Inc. and certain subsidiaries, Morgan Stanley Bank, N.A., Morgan Stanley Senior Funding, Inc., Credit Suisse AG, Cayman Islands Branch, and Deutsche Bank AG New York Branch as Lenders, and Morgan Stanley Senior Funding, Inc., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2013).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrants Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrants Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013.

32.1†	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrants Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013.

32.2†	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrants Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference.
+	Schedules and similar attachments to the Stock Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish on a supplemental basis a copy of any omitted schedules and similar attachments to the Securities and Exchange Commission upon request.
†	This exhibit will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities and Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

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

Date: November 5, 2013