Form 10-K
period 2013-12-31
XPO Logistics, Inc.
filed 2014-02-26
CIK 1166003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Greenwich, Connecticut 06831

(Address of principal executive offices)

(855) 976-4636

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $.001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant was approximately $329.2 million as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of $18.09 per share on the NYSE on that date.

As of February 21, 2014, there were 48,747,390 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2014 Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement is not deemed to be filed as part hereof.

XPO LOGISTICS, INC.

FORM 10-K—FOR THE YEAR ENDED DECEMBER 31, 2013

Exhibit Index

This Annual Report on Form 10-K is for the year ended December 31, 2013. The Securities and Exchange Commission (the “Commission”) allows us to incorporate by reference information that we file with the Commission, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the Commission in the future will automatically update and supersede information contained in this Annual Report.

PART I

ITEM 1.	BUSINESS

General

XPO Logistics, Inc. (“XPO” or the “Company”), a Delaware corporation, together with its subsidiaries, is a leading non-asset provider of transportation logistics services. We act as a middleman between shippers and carriers who outsource their transportation logistics to us as a third-party provider. As of December 31, 2013, we operated at 94 locations: 73 Company-owned branches and 21 agent-owned offices.

We offer our services through three business units. Our freight brokerage unit places shippers’ freight with qualified carriers, primarily trucking companies. Our expedited transportation unit facilitates urgent shipments via independent over-the-road contractors and air charter carriers. Our freight forwarding unit arranges domestic and international shipments using ground, air and ocean transport through a network of agent-owned and Company-owned locations.

In September of 2011, following the equity investment in the Company led by Jacobs Private Equity, LLC, we began to implement a strategy to leverage our strengths—including management expertise, operational scale and capital resources—with the goals of significant growth and value creation.

By executing our strategy, we have built leading positions in some of the fastest-growing sectors of transportation logistics. In North America, we are the fourth largest provider of freight brokerage service—a $50 billion sector which, driven by an outsourcing trend, is growing at two to three times the rate of Gross Domestic Product (“GDP”). Our acquisitions of 3PD Holding, Inc. (“3PD”) and Optima Service Solutions, LLC (“Optima”) in 2013 (further described below) made us the largest provider of heavy goods, last-mile logistics in North America—a $13 billion sector which, driven by outsourcing by big-box retailers and a rise in e-commerce, is growing at five to six times the rate of GDP. Our acquisition of National Logistics Management (“NLM”) in December of 2013 (further described below) gave us a foothold in managed transportation, and together with our other expedited logistics operations, makes us the largest manager of expedited shipments in North America—a sector where growth is being driven by a trend toward just-in-time inventories in manufacturing. Upon completion of the pending acquisition of Pacer International, Inc. (further described below), we will be the third largest provider of intermodal services in North America and the largest provider of cross-border Mexico intermodal services—a sector that, driven by the efficiencies of long-haul rail and a trend toward near-shoring of manufacturing in Mexico, is growing at three to five times the rate of GDP. We believe our broad service offering gives us a competitive advantage as many customers, particularly large shippers, focus their relationships on fewer, larger third party logistics providers with deep capacity across a wide range of services.

Our strategy has three main components:

•

Optimization of operations. We are continuing to optimize our existing operations by growing our sales force, implementing advanced information technology, cross-selling our services and leveraging our shared carrier capacity. We have a disciplined framework of processes in place for the recruiting, training and mentoring of newly hired employees. Our salespeople market our services to hundreds of thousands of small and medium-sized prospective customers. In addition, we have a strategic and national accounts team focused on developing business relationships with the largest shippers in North America. Our network is supported by our national operations centers in Charlotte, NC, Chicago, IL, and Atlanta, GA.; and by our information technology. We have a scalable IT platform in place across the Company, with sales, service, carrier and track-and-trace capabilities, as well as benchmarking and analysis. Most important to our growth strategy, we are developing a culture of passionate, world-class service for customers.

•	Acquisitions. We take a disciplined approach to acquisitions: we develop and maintain an active pipeline of targets by looking for companies that are highly scalable and are a good strategic fit with our core competency. When we acquire a company, we seek to integrate it with our operations and scale it up by adding salespeople. We integrate the acquired operations with our technology platform, which connects them to our broader organization, and we give them access to our shared carrier pool. We gain more carriers, customers, lane histories and pricing histories with each acquisition, and in some cases an acquisition adds complementary services. We capitalize on these resources Company-wide to buy transportation more efficiently and to cross-sell a more complete supply chain solution to customers. In 2012, we completed the acquisition of four non-asset third party logistics companies. We acquired another six companies in 2013, including 3PD, the largest non-asset, third party provider of heavy goods, last-mile logistics in North America, and NLM, the largest provider of web-based expedited transportation management in North America. On January 5, 2014, we agreed to acquire Pacer International, Inc., a Tennessee corporation (“Pacer”), the third largest provider of intermodal transportation services in North America. We plan to continue to acquire quality companies that fit our strategy for growth.

•

Cold-starts. We believe that cold-starts can generate high returns on invested capital because of the relatively low investment required and the large component of variable-based incentive compensation. We are currently ramping up 23 cold-starts: 10 in Freight Brokerage, 12 in Freight Forwarding and one in Expedited Transportation. We seek to locate our Freight Brokerage cold-starts in prime areas for sales recruitment. We plan to continue to open cold-start locations where we see the potential for strong returns.

Our Business Units

We are a non-asset based transportation service provider, meaning that we do not own the trucks or other equipment used to transport freight. Instead, we utilize our relationships with subcontracted transportation providers—typically independent contract motor carriers, railroads and aircraft owners. We make a profit on the difference between what we charge our customers for the services we provide and what we pay to the transportation providers to transport our customers’ freight. Our success depends in large part on our ability to hire and train talented salespeople and deploy them under exceptional leaders, develop sophisticated information technology, and build relationships with the carriers in our network so that we can purchase the optimal transportation solutions for our customers.

As of December 31, 2013, our operations consisted of three business units: Freight Brokerage, Expedited Transportation and Freight Forwarding. Each of these business units is described more fully below. We provide financial information for our business units in Note 13 to our audited Consolidated Financial Statements.

Freight Brokerage

Through our Freight Brokerage business unit we arrange truckload, less-than-truckload (“LTL”), and intermodal brokerage, last-mile delivery logistics services for the delivery of heavy goods and related logistics and supply-chain services.

Our truckload, LTL and intermodal services typically are provided on a shipment-by-shipment basis. Customers offer loads to us via telephone, fax, email, electronic data interchange (EDI) and the Internet on a daily basis. Our employees utilize a proprietary operating system that helps our sales representatives price loads efficiently to initiate the transaction, and our carrier representatives select a suitable carrier based on equipment availability, service capability, rates and other relevant information. The prices for the majority of our services are determined on a transactional, or spot market, basis for both customers and carriers. We are responsible for collecting payment from the customer and paying the carrier. In some cases, we contractually agree to handle a significant portion of a customers’ freight at pre-determined rates for specific origin and destination parameters.

As is usual in the transportation industry, these volume contracts typically have a term of one year or less and no minimum volume commitment.

From January 2008 until the fourth quarter of 2011, we provided freight brokerage services solely through our Bounce Logistics, Inc. subsidiary. During the fourth quarter of 2011, we began to open sales offices to provide freight brokerage services under the name XPO Logistics. We have established and are currently ramping up 10 cold-start locations in Freight Brokerage. As of December 31, 2013, our Freight Brokerage business unit employed 1,753 full-time employees in the United States and Canada, compared with 594 full-time employees 12 months earlier.

On August 15, 2013, we acquired 3PD, the largest non-asset, third party provider of last-mile logistics for heavy goods in North America. Our 3PD operations serve a fast-growing sector of transportation logistics that includes blue chip retailers, e-commerce companies and smaller retailers. On November 15, 2013, we acquired Optima, a leading non-asset provider of last-mile logistics services for major retailers and manufacturers in the United States, which specializes in complex installations. Our acquisition of Optima enhanced our Company’s leadership position in the heavy goods, last-mile logistics space.

Expedited Transportation

Our Expedited Transportation unit, which operates as Express-1, is one of the largest ground expedited freight carriers in North America. Express-1 provides services to thousands of customers from its locations in Buchanan and Detroit, MI, and Birmingham, AL. On February 8, 2013, we acquired the operations of East Coast Air Charter, Inc. (“East Coast Air Charter”), a non-asset, third-party logistics business specializing in expedited air charter, which we now operate as XPO Air Charter. On December 28, 2013, we acquired NLM, the largest web-based manager of expedited shipments in North America, which we now operate as XPO NLM.

Expedited transportation services can be characterized as time-critical, time-sensitive or high priority freight shipments, many of which have special handling needs. These urgent needs typically arise due to tight supply chain tolerances, interruptions or changes in the supply chain, or the failure of another mode of transportation within the supply chain. Expedited shipments are predominantly direct transit movements offering door-to-door service within tightly prescribed time parameters. Vehicles used to transport expedited shipments range from cargo vans to semi-tractor trailer units. The dimensions for each shipment dictate the size of vehicle used to move the freight and the related revenue per mile. Customers request our services via telephone, fax, email, EDI or the Internet, typically on a per-load transaction basis, with only a small percentage of loads being scheduled for future delivery dates. We operate an ISO 9001:2008 certified 24-hour, seven-day-a-week call center that gives our customers on-demand communications and status updates relating to their shipments.

Our Expedited Transportation business is predominantly a non-asset based service provider, meaning that substantially all of the transportation equipment used in its operations is provided by third parties. These third-party vehicles are primarily provided by independent owner-operators who own one piece of equipment, or by independent owners of multiple pieces of equipment who employ multiple drivers, commonly referred to as fleet owners. We use these third party providers to move our customers’ urgent freight within the United States. We are focused on developing strong, long-term relationships with these fleet owners and incentivizing them to maintain their fleets on an exclusive basis with Express-1. In addition, we arrange transportation services for cross-border expedited shipments to and from Canada and Mexico, primarily for customers located in the United States. Cross-border Mexico expedited freight is an attractive vertical market for us, as are temperature-controlled freight and air charter. We are working to increase our presence in these verticals, as well as gain share in the broader expedited transportation market. As of December 31, 2013, we employed 268 full-time employees to support our Expedited Transportation operations.

Freight Forwarding

Our Freight Forwarding business unit, which operates as XPO Global Logistics (“XGL”; formerly Concert Group Logistics or “CGL”), is a non-asset based logistics provider for domestic and international shipments. XPO Global Logistics provides these services by using its relationships with ground, air and ocean carriers through a network of agent-owned and Company-owned locations. As of December 31, 2013, our Freight Forwarding business supported 18 independently-owned stations and 11 Company-owned branches with 78 full-time employees. We have established and are currently ramping up 12 cold-start branches in Freight Forwarding. Our freight forwarding capabilities are not restricted by size, weight, mode or location, and therefore are potentially attractive to a wide market base.

We provide three types of services through our Freight Forwarding business: Domestic—time-critical services, including just-in-time, air charter and expedited transportation; time-sensitive services, including next-day, second-day and third-day deliveries; and cost-sensitive services including deferred delivery, LTL and full truckload. International—time-critical services, including on-board courier and air charter; time-sensitive services, including direct transit and consolidation; and cost-sensitive services, including less-than-container loads, full-container loads and vessel charters. Other—value-added services, including documentation on international shipments and customs clearances; and customized services, including trade show shipment management, time-definite and customized product distributions, reverse logistics, on-site asset recovery projects, installation coordination, freight optimization and diversity compliance support.

Information Systems

Companies within the transportation logistics industry increasingly rely on information technology to find optimal solutions to shipper needs and provide visibility into the movement of freight.

In our Freight Brokerage business, we have developed proprietary software applications that are integrated with a packaged base software platform that we license from a third party. This proprietary IT solution provides our customers with cost effective, timely and reliable access to carrier capacity, which we believe gives us an advantage versus our competitors. By continuing to develop our technology solutions, we plan to improve our productivity through automation and process optimization, and to be in position to effectively integrate our anticipated acquisitions and leverage our scale across XPO. We launched the first phase of our scalable technology platform in March of 2012, with subsequent major enhancements. In 2012, the enhancements included new pricing tools and truck-finding capabilities and the introduction of our proprietary freight optimizer software. In 2013, the enhancements included advanced pricing algorithms, additional carrier ranking tools, LTL functionality, and new customer and carrier portals. In 2013, our acquisition of 3PD included proprietary technology that manages the customer experience for superior satisfaction ratings. This technology, while currently utilized by our last-mile operations, has potential applications throughout our Company.

In our Expedited Transportation business, we utilize satellite tracking and communication units on our independently-contracted vehicles to continually update the position of shipments we place. We have the ability to communicate to individual vehicles or to a broader fleet, based upon our needs. Information received through this satellite tracking and communication system automatically updates our internal software and provides our customers with real-time electronic updates.

In our Freight Forwarding business, we utilize an operating system software package purchased from a third party and customized for our network. Our capabilities include online shipment entry, quoting and track-and-trace for domestic and international shipments, and EDI messaging.

Technology represents one of our Company’s largest categories of investment within our annual capital expenditure budget, reflecting our belief that the continual enhancement of our technology platforms is critical to our success.

Customers, Sales and Marketing

Our Company provides services to a variety of customers ranging in size from small, entrepreneurial organizations to Fortune 500 companies. During 2013, our business units served more than 9,500 different customers, with no single customer accounting for more than 6% of our consolidated gross revenue.

Our customers are engaged in a wide range of industries, including manufacturing, industrial, retail, commercial, life sciences and government sectors. In addition, we serve third-party logistics providers, who themselves serve a multitude of customers and industries. Our third party logistics provider customers vary in size from small, independent, single-facility organizations to global logistics companies. Within our Expedited Transportation and Freight Brokerage business units, our services are marketed to the United States, Canada and Mexico. Our Freight Forwarding unit serves these same North American markets, as well as global markets.

To serve our customers, we maintain a significant staff of sales representatives and related support personnel within our Freight Brokerage, Expedited Transportation and Freight Forwarding business units. Within Freight Forwarding, in addition to our own sales staff and locations, our network of independent agents manage sales relationships within their exclusive markets.

Our sales strategy is twofold: we seek to establish long-term relationships with new accounts and to increase the amount of business generated from our existing customer base. These objectives are served by our position as one of the largest third party logistics providers in North America and by our ability to cross-sell a range of services. We believe that these attributes are competitive advantages in the transportation logistics industry. We are focused on raising our profile in front of every prospective customer in this sector by deploying a highly experienced, dedicated team that sells to the 1,200 largest shippers, which we have identified as strategic accounts, and the next largest 5,000 shippers, identified as national accounts. Additionally, our branch sales teams pursue the hundreds of thousands of small to medium-sized shippers operating in North America. See Note 13 to the Consolidated Financial Statements for further geographic information.

Competition

The transportation logistics industry is intensely competitive with thousands of transportation companies competing in the domestic and international markets. Our competitors include local, regional, national and international companies with the same services that our business units provide. Due in part to the fragmented nature of the industry, our business units do not operate from a position of dominance, and therefore must strive daily to retain existing business relationships and forge new relationships.

We compete on service, reliability and price. Some competitors have larger customer bases, significantly more resources and more experience than we do. The health of the transportation logistics industry will continue to be a function of domestic and global economic growth. However, we believe we will benefit from a long-term outsourcing trend that should continue to enable certain sectors of transportation logistics, particularly the freight brokerage sector, to grow at rates that outpace growth in the macro-environment.

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

The DOT, through the Federal Motor Carrier Safety Administration (“FMCSA”), imposes safety and fitness regulations on us, our independent contractor drivers, and our network of third party transportation providers. The FMCSA recently issued a final driver hours-of-service rule that placed additional limits on the amount of time drivers may operate a commercial motor vehicle. The rule preserved the current 11-hour driving limitation and included new provisions that generally (i) require drivers to take 30 minutes off-duty after consecutively driving eight hours; (ii) reduce the total hours a driver may work in one week from 82 to 70 hours; (iii) modified the “off-duty time” definition to exclude time spent resting in a parked commercial motor vehicle; and (iv) redefined which hours-of-service rule violations are considered “egregious” and subject to maximum civil penalties. The new rule also addressed the “34-hour restart,” which generally occurs when a driver’s weekly hours-of-service resets after the driver refrains from working during a 34-hour period. Under the new rule, the 34-hour restart may only occur only once each week and only if the 34-hour period includes two periods between 1:00 a.m. and 5:00 a.m. The 34-hour restart provisions became effective on July 1, 2013. We are unable to predict the impact that the new hours-of-service rules may have, how a court may rule on challenges to such rules, and to what extent the FMCSA could revise the rules in the future. On the whole, however, we believe that the new rules could decrease productivity and cause some loss of efficiency. In the event that productivity and efficiency are adversely affected, drivers and shippers may need to be retrained, computer programming may require modifications, additional independent contractors may need to be recruited and engaged. Our independent contractors and network of other third party transportation providers may also experience a negative impact on their results and productivity and consequently could exit the market, have to pay more for drivers, and pass the additional expense on to us. We also are unable to predict the effect of any new rules that might be proposed if the current final rule is stricken by a court in the future, but we believe any such proposed rules could increase costs in our industry or decrease productivity.

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

The FMCSA also is considering revisions to the existing Safety Measurement System (“SMS”) under which the CSA scores of individual drivers and motor carriers are measured and evaluated by the DOT. In the past, the subsidiary through which we operate our Expedited Transportation business has exceeded the established intervention threshold in certain of the safety related standards, and we may exceed the threshold for other safety related standards in the future. Depending on our ratings, we may be prioritized for an intervention action or roadside inspection, either of which could adversely affect our results of operations. In addition, customers may be less likely to assign loads to us. Under the revised Safety Fitness Determination (“SFD”) rating system being considered by the FMCSA, the safety rating of our subsidiaries with operating authority would be evaluated more regularly, and our safety rating would reflect a more in-depth assessment of safety-based violations. We cannot predict the extent to which CSA requirements or safety and fitness ratings under SMS or SFD could adversely affect our business, operations or ability to retain compliant drivers, or those of our subsidiaries, independent contractors or third-party transportation providers.

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

For domestic business, carriers must generally obtain authority to carry general commodities and other types of cargo in intrastate commerce. If any of our independent contractors plans to operate in interstate commerce in a state where such carrier did not previously have intrastate authority, the independent contractor typically must apply for authority in any such state. The FMCSA has also licensed our XGL freight forwarding subsidiary as a property broker and our Express-1 expedited transportation subsidiary as a motor carrier and property broker. XGL and our XPO Air Charter, LLC (“XPO Air Charter”) subsidiary, through which we arrange expedited air charter transportation, are subject to regulation by the DOT regarding air cargo security for all loads, regardless of origin and destination. XGL and XPO Air Charter also are regulated as “indirect air carriers” by the DHS and TSA. These agencies provide requirements, guidance and, in some cases, administer licensing requirements and processes applicable to the freight forwarding industry. We actively monitor our compliance with such agency requirements to ensure that we have satisfactorily completed the security requirements and qualifications, adhered to the economic regulations, and implemented the required policies and procedures. These agencies generally require companies to fulfill these qualifications prior to transacting various types of business. Failure to do so could result in penalties and fines. The air cargo industry is also subject to regulatory and legislative actions that could affect the economic conditions within the industry by requiring changes in operating practices or influencing the demand for and the costs of providing services to clients. We cannot predict the extent to which any such regulatory or legislative actions could adversely affect our business and operations, but we strive to comply with and satisfy agency requirements applicable to our domestic business.

For our international operations, XGL is a member of the International Air Transportation Association (“IATA”), a voluntary association of airlines and forwarders that outlines operating procedures for freight forwarders acting as agents for its members. A substantial portion of our international air freight business is completed with other IATA members. For international oceanic freight forwarding business, we are registered as an Ocean Transportation Intermediary (“OTI”) by the U.S. Federal Maritime Commission (“FMC”), which establishes the qualifications, regulations and bonding requirements to operate as an OTI for businesses originating and terminating in the United States. XGL is also a licensed non-vessel operating common carrier (“NVOCC”) and ocean freight forwarder. Our international operations subject us to regulations of the U.S. Department of State, U.S. Department of Commerce and the U.S. Department of Treasury. Regulations cover matters such as what commodities may be shipped to what destination and to what end-user, unfair international trade practices, and limitations on entities with which we may conduct business.

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

Risk Management and Insurance

We generally require carriers that we engage to have $1 million of automobile liability insurance and $100,000 of cargo insurance, or up to $250,000 in the case of our last-mile contract carriers. We require motor carriers we engage to enter into a written agreement with us and to meet our safety and performance qualification standards. We also require motor carriers to have workers compensation and other insurance as required by law in connection with the specific tasks they are undertaking.

In our Freight Brokerage operations, we generally are not liable for damage to our customers’ cargo or in connection with damage arising from the provision of transportation services. However, in some instances, we agree to assume cargo and other liability. While we endeavor to limit this exposure to matters arising due to our negligence or misconduct, or to cap our exposure at a stated maximum dollar amount, we are not always able to do so.

With respect to our Expedited Transportation and Freight Forwarding operations and the portion of our Freight Brokerage operations related to last-mile delivery logistics, we have primary liability to our customer for cargo loss and damage for certain liabilities caused by our independent contractors and the carriers to which we broker freight. Accordingly, liability claims may be asserted against us for the actions of transportation providers to which we broker freight and their employees or independent contractor drivers, or for our actions in retaining them. Claims against us may exceed the amount of our insurance coverage or may not be covered by insurance at all.

We maintain a contingent cargo liability insurance policy to protect us against losses that may not be recovered from the responsible contracted carrier. Our last-mile delivery logistics operations may involve installation of appliances in customers’ homes involving water, gas or electric connections. We maintain commercial general liability insurance coverage to protect from claims related to these services. We carry various liability insurance policies, including automobile, general liability and umbrella coverage, at levels we deem appropriate. However, we cannot provide assurance that our insurance coverage will effectively protect us in the event of claims made against us.

Seasonality

Our revenues and profitability have historically been subject to seasonal fluctuations. Our results of operations for the quarter ending in March are on average lower than the quarters ending in June, September and December. Typically, this pattern has been the result of factors such as inclement weather, national holidays, customer demand and economic conditions. It is not possible to predict whether the historical revenue and profitability trends will occur in future periods.

Employees

At December 31, 2013, we had 2,259 full-time employees, none of whom were covered by a collective bargaining agreement. Of this number, 1,753 were employed in Freight Brokerage, 268 were employed in Expedited Transportation, 78 were employed in Freight Forwarding and 160 were employed in our corporate office. We recognize our trained staff of employees as one of our most critical resources and acknowledge the recruitment, training and retention of qualified employees as essential to our ongoing success. We believe that we have good relations with our employees.

Executive Officers of the Registrant

We provide below information regarding each of our executive officers.

Name	Age	Position
Bradley S. Jacobs	57	Chairman of the Board and Chief Executive Officer
M. Sean Fernandez	50	Chief Operating Officer
John J. Hardig	49	Chief Financial Officer
Troy A. Cooper	44	Senior Vice President—Operations and Finance
Gordon E. Devens	45	Senior Vice President and General Counsel
Mario A. Harik	33	Chief Information Officer
Scott B. Malat	37	Chief Strategy Officer

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

Sean Fernandez has served as our Chief Operating Officer since November 2011. Mr. Fernandez has more than 20 years of leadership experience with global companies in industries that include distribution, consumer goods, manufacturing, trucking and transportation. He most recently served as senior vice president and general manager—consumables for NCR Corporation, and earlier held positions as vice president—new growth platforms with Avery Dennison Corporation; chief operating officer with SIRVA, Inc.; group president with Esselte Corporation; chief operating officer—Asia Pac operations and divisional president with Arrow Electronics, Inc.; and senior engagement manager with McKinsey & Company, Inc. He holds a master of business administration degree from Harvard University and a bachelor’s degree in business administration from Boston College.

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

Troy Cooper has served as our Senior Vice President—Operations and Finance since February 2014. Mr. Cooper joined our company in September 2011 as Vice President—Finance, and has held positions of increasing responsibility since then. Mr. Cooper is responsible for aligning the operational and financial performance of the company’s business units with strategic objectives. Mr. Cooper was most recently with United Rentals, Inc., where he served as vice president—group controller responsible for field finance functions. Previously, he held controller positions with United Waste Systems, Inc. and OSI Specialties, Inc. (formerly a division of Union Carbide, Inc.). Mr. Cooper began his career in public accounting with Arthur Andersen and Co. and has a degree in accounting from Marietta College.

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

The transportation industry historically has experienced cyclical fluctuations in financial results due to economic recession, downturns in business cycles of our customers, increases in prices charged by third-party carriers, interest rate fluctuations and other U.S. and global economic factors beyond our control. The recession beginning in 2008 and continuing throughout 2009 impacted the availability of services from our rail and truck transportation providers and our customer’s demands for our services. Although conditions have improved somewhat since 2009, the future pace of recovery and even the continuation thereof cannot be predicted. During economic downturns, reduced overall demand for transportation services will likely reduce demand for our services and exert downward pressures on rates and margins. In periods of strong economic growth, demand for limited transportation resources can result in increased rail network congestion and resulting operating inefficiencies. In addition, deterioration in the economic environment subjects our business to various risks that may have a material impact on our operating results and cause us to not reach our long-term growth goals, and which may include the following:

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

•

a shift in the business of shippers to asset-based trucking companies that also offer brokerage services in order to secure access to those companies’ trucking capacity, particularly in times of tight industry wide capacity;

•	solicitation by shippers of bids from multiple transportation providers for their shipping needs and the resulting depression of freight rates or loss of business to competitors; and

•	establishment by our competitors of cooperative relationships to increase their ability to address shipper needs.

We may not be able to successfully execute our acquisition strategy.

We intend to expand substantially through acquisitions, including the acquisition of Pacer, to take advantage of market opportunities we perceive in both our current markets (freight brokerage, expedited transportation and freight forwarding) and in new markets that we may enter. However, we can provide no assurance that the Pacer acquisition or any other future acquisitions will be completed in the time frame we anticipate, if at all. In addition, we may experience delays in making acquisitions or be unable to make the acquisitions we desire for a number of reasons. Suitable acquisition candidates may not be available at purchase prices that are attractive to us or on terms that are acceptable to us. In pursuing acquisition opportunities, we will compete with other companies, some of which have greater financial and other resources than we do. We may not have available funds or Common Stock with a sufficient market price to complete a desired acquisition. If we are unable to secure sufficient funding for potential acquisitions, we may not be able to complete acquisitions that we otherwise find advantageous.

The timing and number of acquisitions we pursue may cause volatility in our financial results.

Other than the Pacer acquisition, we are unable to predict the size, timing and number of acquisitions we may complete. In addition, we may incur expenses associated with sourcing, evaluating and negotiating acquisitions (including those that are not completed), and we also may pay fees and expenses associated with obtaining financing for acquisitions and with investment banks and others finding acquisitions for us. Any of these amounts may be substantial, and together with the size, timing and number of acquisitions we pursue, may negatively impact and cause significant volatility in our financial results and the price of our Common Stock.

Any acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our results of operations.

Acquisitions involve numerous risks, including the following:

•	failure of the acquired company to achieve anticipated revenues, earnings or cash flows;

•	assumption of liabilities that were not disclosed to us or that exceed our estimates;

•	inability to negotiate effective indemnification protection from the seller, or inability to collect in the event of an indemnity claim;

•	problems integrating the purchased operations with our own, which could result in substantial costs and delays or other operational, technical or financial problems;

•	potential compliance issues with regard to acquired companies that did not have adequate internal controls;

•	diversion of management’s attention or other resources from our existing business;

•	risks associated with entering markets, such as rail intermodal, air freight forwarding, ocean cargo, and last-mile logistics, in which we have limited prior experience;

•	increases in working capital investment to fund the growth of acquired operations;

•	potential loss of key employees and customers of the acquired company; and

•	future write-offs of intangible and other assets if the acquired operations fail to generate sufficient cash flows.

In connection with future acquisitions, we may issue shares of capital stock that dilute other stockholders’ holdings, incur debt, assume significant liabilities or create additional expenses related to intangible assets, any of which might reduce our profitability and cause our stock price to decline.

We may not successfully manage our growth.

We intend to grow rapidly and substantially, including by expanding our internal resources, making acquisitions (including the Pacer acquisition) and entering into new markets. We may experience difficulties and higher-than-expected expenses in executing this strategy as a result of unfamiliarity with new markets, change in revenue and business models and entering into new geographic areas.

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

We incurred substantial operating losses and net losses in the 2012 and 2013 fiscal years and we may continue to incur losses as we continue to invest in the Company to promote growth.

We incurred substantial losses in the 2012 and 2013 fiscal years and we may continue to incur substantial losses as we invest pursuant to our strategies. Our growth strategy, in part, seeks to grow our business through the opening of cold-start locations in our Freight Brokerage segment. Generally, a newly opened sales office will generate an operating loss, and may have lower margin sales, during its start-up phase. Additionally, our business strategy requires that we develop an information technology platform across the Company, with sales, service, carrier and track-and-trace capabilities, as well as benchmarking and analysis. We are investing in technology systems and corporate infrastructure that are scalable for our intended growth and are designed to support larger operations than we currently have. Acquisitions increase the challenges associated with developing and integrating our information technology platform for purposes of meeting current and anticipated business needs. As a result of these and other initiatives, our gross margin derived from our operations may not be sufficient to absorb all of our selling, general and administrative expenses until we are able to generate greater revenue. Our ability to generate significant revenues and operate profitably will depend on many factors, including the successful implementation of our acquisition and greenfield growth strategies and our new information technology system.

Our business will be seriously harmed if we fail to develop, implement, maintain, upgrade, enhance, protect and integrate information technology systems.

We rely heavily on our information technology system to efficiently run our business and it is a key component of our growth strategy. To keep pace with changing technologies and customer demands, we must correctly interpret and address market trends and enhance the features and functionality of our proprietary technology platform in response to these trends, which may lead to significant ongoing software development costs. We may be unable to accurately determine the needs of our customers and the trends in the transportation services industry or to design and implement the appropriate features and functionality of our technology platform in a timely and cost-effective manner, which could result in decreased demand for our services and a corresponding decrease in our revenues. Despite testing, external and internal risks, such as malware, insecure coding, “Acts of God,” attempts to penetrate our network, data leakage and human error pose a direct threat to our information technology systems and operations. Any failure to identify and address such defects or errors could result in loss of revenues or market share, liability to customers or others, diversion of resources, injury to our reputation and increased service and maintenance costs. Correction of such errors could prove to be impossible or very costly and responding to resulting claims or liability could similarly involve substantial cost.

We must maintain and enhance the reliability and speed of our information technology systems to remain competitive and effectively handle higher volumes of freight through our network. If our information technology systems are unable to manage additional volume for our operations as our business grows, our service levels and operating efficiency could decline. We expect customers to continue to demand more sophisticated, fully integrated information systems from their transportation providers. If we fail to hire and retain qualified personnel to implement, protect and maintain our information technology systems or if we fail to upgrade our systems to meet our customers’ demands, our business and results of operations could be seriously harmed. This could result in a loss of customers or a decline in the volume of freight we receive from customers.

We license an operating system that we are developing into an integrated information technology system for all of our business segments. This new system may not be successful or may not achieve the desired results. We may require additional training or different personnel to successfully implement this system, all of which may result in additional expense, delays in obtaining results or disruptions to our operations. In addition, acquired companies will need to be on-boarded onto this new integrated information technology system, which may cause additional training or licensing cost and disruption. In such event, our revenue, financial results and ability to operate profitably could be negatively impacted. The challenges associated with integration of our acquisitions may increase these risks.

If we are unable to expand the number of our sales representatives and independent station agents, or if a significant number of our existing sales representatives and independent station agents leave us, our ability to increase our revenue could be negatively impacted.

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

Our senior management team was assembled in 2011 and early 2012 under the leadership of Mr. Jacobs. The team was assembled with a view towards substantial growth, and the size and aggregate compensation of the team increased substantially. The associated significant increase in overhead expense could decrease our margins if we fail to grow substantially.

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

In our Freight Forwarding and Freight Brokerage operations, we do not own or control the transportation assets that deliver our customers’ freight, and we do not employ the people directly involved in delivering the freight. In our Expedited Transportation operations, we engage independent contractors who own and operate their own equipment. Accordingly, we are dependent on third parties to provide truck, rail, ocean, air and other transportation services and to report certain events to us, including delivery information and cargo claims. This reliance could cause delays in reporting certain events, including recognizing revenue and claims. Our inability to maintain positive relationships with independent transportation providers could significantly limit our ability to serve our customers on competitive terms. If we are unable to secure sufficient equipment or other transportation services to meet our commitments to our customers or provide our services on competitive terms, our operating results could be materially and adversely affected and our customers could switch to our competitors temporarily or permanently. Many of these risks are beyond our control, including the following:

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

Our Freight Forwarding operations are provided through a network of independent stations that are owned and operated by independent contractors and through stations managed by our employees. These independent station owners and company employees develop and manage customer relationships, have discretion in establishing pricing, and service the customers through the various modes of transportation made available through our network of third party transportation providers. We cannot assure you that we will be able to maintain our relationships with these independent station owners or develop future relationships with additional independent station owners. Similarly, we cannot assure you that we will be able to retain or effectively motivate our key employees who manage our most significant customer relationships. Since these independent station owners and our employees maintain the relationships with the customers, some customers may decide to terminate their relationship with us if their independent station owner or contact leaves our network. Accordingly, our inability to maintain relationships with these independent station owners and our employees could have a material adverse effect on our results of operations.

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

We derive a significant portion of our revenue from our largest customers, some of which are involved in highly cyclical industries; our relationships with our customers generally are terminable on short notice and generally do not provide minimum shipping commitments.

While individual customer rankings within our top customers change from time to time, we rely upon our relationships with these large accounts in the aggregate for a significant portion of our revenues. In addition, 3PD, which we acquired during the third quarter of 2013, derived approximately 30% of its revenues in 2012 from its largest customer, a blue chip home improvement retailer, and its top three customers accounted for approximately 65% of its revenues in 2012. Any interruption or decrease in the business volume awarded by these customers could have a material adverse impact on our revenues and resulting profitability.

Our most significant customers include certain of the large automotive manufacturers, as well as various automotive industry suppliers. These companies have been, and will continue to be, impacted by the changing landscape in the U.S. automotive market, which is highly competitive and historically has been subject to substantial cyclical variation characterized by periods of oversupply and weak demand. Negative trends in the U.S. automotive market or a worsening in the financial condition of automotive manufacturers, or within the associated supplier base, could have a material adverse impact on our revenues, profitability and cash flows.

3PD’s most significant customers include many large home improvement retailers and other companies whose businesses are impacted by the residential real estate market in the United States, which is subject to significant volatility. An increase in the volatility of and/or deterioration in the residential real estate market may adversely affect these customers and, in turn, 3PD’s, and therefore our, revenues and results of operations.

Our contractual relationships with our customers generally are terminable at will by the customers (or us) on short notice. Moreover, our customers generally are not required to provide any minimum shipping commitments. Failure to retain our existing customers or enter into relationships with new customers could have a material adverse impact on our revenues and resulting profitability.

If our customers are able to improve their internal supply chain management systems or reduce their supply chain cost structures, our business and results of operations may be harmed.

We believe that significant drivers for our customers to use third party logistics providers include the quality and cost of internal supply chain management and personnel. Third party logistics service providers such as ourselves are generally able to provide high-quality service more efficiently than otherwise could be provided “in-house.” Historically, this has been the case in our target industries. If, however, a customer in any industry we target is able to improve the quality of its internal supply chain management system, renegotiate the terms of its labor contracts or otherwise reduce its total cost structure regarding its employees, we may not be able to provide such a customer with an attractive alternative for its logistics needs and our business, results of operations and growth potential may be harmed.

Higher purchased transportation expenses may result in decreased net revenue margin.

Transportation providers can be expected to charge higher prices if market conditions warrant, or to cover higher operating expenses. Factors such as increases in freight demand, decreases in trucking capacity, higher driver wages, increased regulation and increases in the prices of fuel, insurance, tractors, trailers and other operating expenses can result in higher purchased transportation expenses to us. Our profitability may decrease if we are unable to increase our pricing to our customers to cover higher expenses, or we may be forced to refuse certain business, which could affect our customer relationships.

Fluctuations in the price or availability of fuel may change our operations structure and resulting profitability.

Fuel expense constitutes one of the greatest costs to our fleet of independent contractor drivers and third party transportation providers who complete the physical movement of freight we arrange. Fuel prices are highly volatile with the price and availability of all petroleum products subject to economic, political and other market forces beyond our control. As is customary in our industry, most of our customer contracts include fuel surcharge provisions to mitigate the effect of the fuel price increase over base amounts established in the contract. However, these fuel surcharge mechanisms usually do not capture the entire amount of the increase in fuel prices, and they also feature a lag between the payment for the fuel at the pump and collection of the surcharge revenue. Market pressures may limit our ability to assess fuel surcharges in the future. Significant increases in fuel prices would increase our need for working capital to fund payments to our independent contractor drivers and third party transportation providers. Significant changes in the price or availability of fuel in future periods or significant changes in our ability to mitigate fuel price increases through the use of fuel surcharges, could have a material adverse impact on our operations, fleet capacity and ability to generate both revenues and profits.

Increases in independent contractor driver compensation or other difficulties attracting and retaining qualified independent contractor drivers could adversely affect our profitability and ability to maintain or grow our independent contractor driver fleet.

Our Expedited Transportation segment operates through a fleet of exclusive-use vehicles that are owned and operated by independent contractors. These independent contractor drivers are responsible for maintaining their own equipment and paying their own fuel, insurance, licenses and other operating costs. Independent contractor drivers make up a relatively small portion of the pool of all professional drivers in the United States. Turnover and bankruptcy among independent contractor drivers often limit the pool of qualified independent contractor drivers and increase competition for their services. In addition, regulations such as the FMCSA Compliance Safety Accountability program may further reduce the pool of qualified independent contractor drivers. Thus, our continued reliance on independent contractor drivers could limit our ability to grow our ground transportation fleet.

We are currently experiencing, and expect to continue to experience from time to time in the future, difficulty in attracting and retaining sufficient numbers of qualified independent contractor drivers. Additionally, our agreements with independent contractor drivers are terminable by either party upon short notice and without penalty. Consequently, we regularly need to recruit qualified independent contractor drivers to replace those who have left our fleet. If we are unable to retain our existing independent contractor drivers or recruit new independent contractor drivers, our business and results of operations could be adversely affected.

The compensation we offer our independent contractor drivers is subject to market conditions and we may find it necessary to continue to increase independent contractor drivers’ compensation in future periods, which may be more likely to the extent economic conditions continue to improve. If we are unable to continue to attract and retain a sufficient number of independent contractor drivers, we could be required to increase our mileage rates and accessorial pay or operate with fewer trucks and face difficulty meeting shipper demands, all of which would adversely affect our profitability and ability to maintain our size or to pursue our growth strategy.

3PD’s warehouse lease costs are fixed for a certain period of time, even if customer demand for shipping services in the areas where these warehouse are located decreases.

3PD is subject to expenses that are fixed for varying lengths of time through a significant number of lease agreements for warehousing facilities. These leases expire at various dates through 2018. The fixed nature of 3PD’s lease expenses may limit our ability to react promptly to a decline in demand by its customers for shipping services in the areas where these warehouses are located. The inability to respond promptly to changes in customer demand may have an adverse effect on our financial condition and results of operations. In addition, we may be unable to terminate these leases or find suitable subleases in the event of a rapid reduction in market demand without a material adverse effect on our business, results of operations and financial condition.

A determination by regulators or courts that our independent contractor drivers are employees could expose us to various liabilities and additional costs and our business and results of operations could be adversely affected.

Legislative and other regulatory authorities have in the past sought to assert that independent contractor drivers in the trucking industry are employees rather than independent contractors. Many states have initiated enforcement programs to increase their revenues from items such as unemployment, workers’ compensation and income taxes and a reclassification of independent contractor drivers as employees would help states with these initiatives. Further, class actions and other lawsuits have arisen in our industry seeking to reclassify independent contractor drivers as employees for a variety of purposes, including workers’ compensation, wage-and-hour, and healthcare coverage. Proposed legislation would make it easier for tax and other authorities to reclassify independent contractor drivers as employees. If our independent contractor drivers are determined to be our employees in any future determinations by regulators or courts, such a determination could increase the likelihood that we would be found liable under respondeat superior or other similar theories in personal injury or other negligence causes of action, and we would incur additional exposure under federal, state and local tax, workers’ compensation, unemployment benefits, labor and employment laws, including for prior periods, as well as potential liability for penalties and interest, which could have a material adverse effect on our results of operations and financial condition and the ongoing viability of our business model.

Additionally, 3PD has been advised of audits by certain states regarding the classification of 3PD’s contract carriers and non-final reclassifications of 3PD’s contract carriers that 3PD is currently appealing. 3PD is also involved as a defendant in certain class action lawsuits which claim, in part, improper classification of 3PD’s contract carriers. If 3PD’s contract carrier drivers are determined to be its employees by regulators or courts in any of the actions involving 3PD or in any future determinations by regulators or courts, we would incur additional exposure under federal, state and local tax, workers’ compensation, unemployment benefits, labor and employment laws, including for prior periods, as well as potential liability for penalties and interest. Pursuant to the stock purchase agreement related to the acquisition of 3PD, the former stockholders, option holders and warrant holders of 3PD have agreed to indemnify us for certain liabilities, including claims related to 3PD’s relationships with its contract carriers, subject to certain limits. However, there can be no assurance that this indemnification will be sufficient to protect us against the full amount of such liabilities.

We may be subject to various claims and lawsuits that could result in significant expenditures.

The nature of our business exposes us to the potential for various claims and litigation related to labor and employment (including wage-and-hour litigation relating to independent contractor drivers, sales representatives, brokerage agents and other individuals), personal injury, property damage, business practices, environmental liability and other matters, including with respect to claims asserted under various theories of agency and employer liability notwithstanding our independent contractor relationships with our transportation providers. During 2013, we spent approximately $4.9 million in litigation-related legal costs. Any material litigation could have a material adverse effect on our business, results of operations, financial condition or cash flows. Businesses that we acquire also increase our exposure to litigation.

We are involved in litigation in the Fourth Judicial District Court of Hennepin County, Minnesota relating to our hiring of former employees of C.H. Robinson Worldwide, Inc. (“CHR”). In the litigation, CHR asserts claims for breach of contract, breach of fiduciary duty and duty of loyalty, tortious interference with contractual relationships and prospective contractual relationships, misappropriation of trade secrets, violation of the federal Computer Fraud and Abuse Act, inducing, aiding and abetting breaches and conspiracy. CHR seeks temporary, preliminary and permanent injunctions, as well as direct and consequential damages and attorneys’ fees. CHR has asserted that it may seek punitive damages as well. On January 17, 2013, following a hearing, the Court issued an Order Regarding Motion for Temporary Injunction (the “Order”). The Order (as amended on April 16, 2013) prohibits us from engaging in business with certain CHR customers (the “Restricted Customers”) within a specified radius of Phoenix, AZ, until July 1, 2014. On November 6, 2013, CHR moved to compel compliance with the Order, requesting discovery and expanded enforcement of the Order. On November 18, 2013, we opposed CHR’s motion and cross moved to modify the Order. On February 19, 2014, the Court denied the majority of CHR’s motion, granting only CHR’s request for a report of our remediation efforts under the Order. At the same time, the Court granted our motion and modified the Order to allow XPO to do business with Restricted Customers in the Phoenix area if: (a) XPO obtained that business as the result of a merger or acquisition; or (b) the business is part of a competitive bidding process with an entity seeking nationwide services. The Court also clarified that the business restrictions in the Order do not apply to XPO’s servicing of other independent third party logistics entities who might be working for the ultimate benefit of the Restricted Customers.

On February 7, 2013, CHR filed a First Amended Complaint against us and eight individual defendants who are current or former employees of XPO, including our Chief Operating Officer, Senior Vice President—Strategic Accounts and Vice President—Carrier Procurement and Operations. On April 11, 2013, we moved to dismiss the new claims asserted in that First Amended Complaint and moved to stay discovery pending the Court’s resolution of the motion to dismiss. On August 29, 2013, the Court granted in part and denied in part the motion to dismiss and denied as moot the motion to stay discovery. On September 23, 2013, we filed our Answer to the First Amended Complaint and asserted counterclaims against CHR for violations of the Minnesota Antitrust, Unlawful Trade Practices, and Deceptive Trade Practices Act, as well as tortious interference with contractual relations and prospective contractual relations. CHR moved to dismiss our counterclaims on November 12, 2013, and we opposed that motion. A hearing on CHR’s motion to dismiss was held on February 10, 2013. The Court has not yet issued a ruling on CHR’s motion to dismiss. We intend to vigorously defend the action in court. The outcome of this litigation is uncertain and could have a material adverse effect on our business and results of operations.

3PD is a defendant in a number of class action and individual lawsuits alleging improper classification of contract carriers as independent contractors rather than employees, among other claims, and seeking damages primarily under varying state laws for alleged improper deductions from wages. Pursuant to the stock purchase agreement by which we acquired 3PD, the former owners of 3PD have agreed to indemnify us for costs and liabilities related to such class action and individual lawsuits, subject to certain limits. Additionally, we are a party to a variety of other legal actions, both as a plaintiff and as a defendant, that arose in the ordinary course of business, and may in the future become involved in other legal actions. We do not currently expect any of these matters or these matters in the aggregate to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters, or our failure to recover, in full or in part, under the indemnity provisions noted above with the respect to 3PD, could have a material adverse effect on our financial condition, results of operations or cash flows.

Our operations are subject to varying liability standards that may result in claims being asserted against us.

With respect to our Expedited Transportation and Freight Forwarding operations, we have primary liability to the shipper for cargo loss and damage for certain liabilities caused by our independent contractor drivers. From time to time, our independent contractor drivers, and the drivers engaged by the transportation providers we contract with, are involved in accidents that may result in serious personal injuries or property damage. The resulting types and/or amounts of damages may be excluded by or exceed the amount of insurance coverage maintained by the contracted transportation provider. In our Freight Brokerage operations, we generally are not liable for damage to our customers’ cargo or in connection with damages arising in connection with the provision of transportation services. However, in our customer contracts, we may agree to assume cargo and other liability, such as for negligence and personal injury, including liability for the actions of transportation providers to which we broker freight and their employees or independent contractor drivers, or for our actions in retaining them. While we endeavor to limit this exposure to matters arising due to our negligence or misconduct, or to cap our exposure at a stated maximum dollar amount, we are not always able to do so. Claims against us may exceed the amount of our insurance coverage, or may not be covered by insurance at all. A material increase in the frequency or severity of accidents, liability claims, or workers’ compensation claims, or unfavorable resolutions of claims, could materially and adversely affect our operating results. In addition, significant increases in insurance costs or the inability to purchase insurance as a result of these claims could reduce our profitability.

We are subject to regulation beyond our control, which could negatively impact our business.

Our operations are regulated and licensed by various federal and state transportation agencies in the United States and similar governmental agencies in foreign countries in which we operate. These regulatory agencies have authority and oversight of domestic and international transportation services and related activities, licensure, motor carrier operations, safety and security and other matters. We must comply with various insurance and surety bond requirements to act in the capacities for which we are licensed. Our subsidiaries and independent contractors must also comply with applicable regulations and requirements of such agencies. The “Regulation” section of this Annual Report on Form 10-K under the caption entitled “Business” describes the various licenses obtained by us, Express-1, XGL and XPO Air Charter, as well as proposed, pending and adopted regulations that could significantly affect our business, operations, productivity, independent contractors and capital expenditures.

Through our subsidiaries and business units, we hold various licenses required to carry out our domestic and international services. These licenses permit us to provide services as a motor carrier, property broker, indirect air carrier, Ocean Transportation Intermediary, non-vessel operating common carrier, freight forwarder and ocean freight forwarder. We also are subject to regulations and requirements promulgated by, among others, the U.S. Department of Transportation and FMCSA, the U.S. Department of Homeland Security through the Bureau of U.S. Customs and Border Protection and the U.S. Transportation Security Administration, the U.S. Federal Maritime Commission, International Air Transportation Association, the Canada Border Services Agency and various other international, domestic, state, and local agencies and port authorities. Our failure to maintain our required licenses, or to comply with applicable regulations, could have a material adverse impact on our business and results of operations.

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

Work stoppages, weather related issues, or other disruption beyond our transportation providers control could adversely affect our operating results.

Our transportation services are provided through a network of transportation providers. Hurricanes, flooding, and other severe weather conditions, as well as other calamities such as earthquakes, fires and acts of terrorism, can cause a disruption in service that can affect the flow of traffic over the entire network. In addition, our businesses can be adversely affected by labor disputes between railroads and their union employees, seaport strikes and labor renegotiations, foreign labor market disruptions, or by a work stoppage at railroads or local trucking companies servicing rail terminals, including work disruptions involving owner operators under contract with our local trucking operations. These network disruptions result in terminal embargoes, disruption to equipment and freight flows, depressed volumes and revenues, increased costs and other negative effects on our operations and financial results.

Terrorist attacks, anti-terrorism measures and war could have broad detrimental effects on our business operations.

As a result of the potential for terrorist attacks, federal, state and municipal authorities have implemented and continue to follow various security measures, including checkpoints and travel restrictions on large trucks. Such measures may reduce the productivity of our independent contractors and transportation providers or increase the costs associated with their operations, which we could be forced to bear. For example, security measures imposed at bridges, tunnels, border crossings and other points on key trucking routes may cause delays and increase the non-driving time of our independent contractors and transportation providers, which could have an adverse effect on our results of operations. Congress has mandated 100% security screening of air cargo traveling on passenger airlines. War, risk of war or a terrorist attack also may have an adverse effect on the economy. A decline in economic activity could adversely affect our revenues or restrict our future growth.

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

We may in the future be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. Future issuances of our Common Stock will dilute our stockholders’ ownership and our stock price may decline accordingly. Debt financing, if available, may involve restrictive covenants and could reduce our profitability. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures.

Our outstanding Preferred Stock, Convertible Senior Notes and revolving credit agreement limit our operating and financial flexibility.

We are obligated to pay holders of our Series A Convertible Perpetual Preferred Stock quarterly cash dividends equal to the greater of (i) the “as-converted” dividends on the underlying Common Stock for the relevant quarter, if applicable, and (ii) 4% of the then-applicable liquidation preference per annum. Presently, the aggregate dividends due to holders of our Series A Preferred Stock are $2.9 million each year. Our Series A Preferred Stock has an initial liquidation preference of $1,000 per share, for an aggregate liquidation preference of $73.4 million, subject to adjustment in the event of accrued and unpaid dividends. Accordingly, holders of our Series A Preferred Stock have claim to a substantial portion of our cash flows from operations and liquidity, thereby reducing the availability of our cash flows to fund acquisitions, working capital, capital expenditures, our growth initiatives and other general corporate purposes.

We are obligated to pay holders of our 4.50% Convertible Senior Notes interest semiannually in arrears on April 1 and October 1 of each year, beginning on April 1, 2013. The Notes will mature on October 1, 2017 unless earlier converted or repurchased. The conversion rate was initially 60.8467 shares of Common Stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $16.43 per share of Common Stock) and is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. We may acquire from time to time our 4.50% Convertible Senior Notes for cash or securities in market transactions, privately negotiated transactions or otherwise, depending on market and other conditions.

Our revolving credit agreement contains, and any future credit agreement would likely contain, certain operating and financial restrictive covenants. Such covenants include limits on management’s discretion in operating our business and may affect our ability, among other things, to: incur additional debt; pay dividends and make other distributions; prepay subordinated debt; make investments, acquisitions and other restricted payments; create liens; sell assets; and enter into transactions with affiliates. Failure to comply with the covenants under the loan commitment (if drawn) or any future credit agreement may have a material adverse impact on our operations. In addition, if we fail to comply with the covenants under any such credit agreement, and are unable to obtain a waiver or amendment, an event of default would result under the applicable credit agreement. We cannot assure you that we would have sufficient liquidity to repay or refinance borrowings if such borrowings were accelerated upon an event of default.

The price of our Common Stock historically has been volatile and this volatility may make it difficult for you to resell shares of Common Stock owned by you at times or may make it difficult for you to sell shares of Common Stock at prices you find attractive.

The trading price of our Common Stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations have adversely affected, and may in the future adversely affect, the market price of our Common Stock. Among the factors that could affect our stock price are:

•	changes in financial estimates and buy/sell recommendations by securities analysts or our failure to meet analysts’ revenue or earnings estimates;

•	actual or anticipated variations in our operating results;

•	our earnings releases and financial performance;

•	market conditions in our industry and the general state of the securities markets;

•	fluctuations in the stock price and operating results of our competitors;

•	actions by institutional shareholders;

•	investor perception of us and the industry and markets in which we operate;

•	general economic conditions; and

•	other factors described in this “Risk Factors” section.

The trading price of our Common Stock has fluctuated widely in the past, and we expect that it will continue to fluctuate in the future.

Delaware law and our charter documents may impede or discourage a takeover, which could cause the market price of our Common Stock to decline.

We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. In addition, our board of directors or a committee thereof has the power, without stockholder approval, to designate the terms of one or more series of Preferred Stock and issue shares of Preferred Stock. The ability of our board of directors or a committee thereof to create and issue a new series of Preferred Stock, our stockholders rights plan and certain provisions of Delaware law and our certificate of incorporation and bylaws could impede a merger, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our Common Stock, which, under certain circumstances, could reduce the market price of our Common Stock.

Sales or issuances of a substantial number of shares of our Common Stock may adversely affect the market price of our Common Stock.

We anticipate that we will fund future acquisitions (including the Pacer acquisition) or our capital requirements from time to time, in whole or part, through sales or issuances of our Common Stock or equity-based securities, subject to prevailing market conditions and our financing needs. Future equity financing will dilute the interests of our then-existing stockholders, and future sales or issuances of a substantial number of shares of our Common Stock or other equity-related securities may adversely affect the market price of our Common Stock.

We have securities outstanding presently that are convertible into or exercisable for a substantial number of shares of our Common Stock. As of February 21, 2014, there were (i) 48,747,390 shares of our Common Stock outstanding, (ii) 73,425 shares of Series A Convertible Perpetual Preferred Stock outstanding, which are convertible into an aggregate of 10,489,286 shares of our Common Stock (subject to customary anti-dilution adjustments), (iii) Warrants exercisable at any time until September 2, 2021, for an aggregate of 10,678,572 shares of our Common Stock, at an initial exercise price of $7.00 per share of Common Stock (subject to customary anti-dilution adjustments), (iv) 2,469,273 shares of our Common Stock reserved for issuance upon exercise of outstanding stock options or settlement of restricted stock units and (v) 7,341,824 shares reserved for issuance upon conversion of our 4.50% Convertible Senior Notes.

Our Chairman and Chief Executive Officer controls a large portion of our voting stock and has substantial control over us, which could limit other stockholders’ ability to influence the outcome of key transactions, including changes of control.

Our Chairman and Chief Executive Officer, Mr. Bradley S. Jacobs, is the managing member of Jacobs Private Equity, LLC (“JPE”), our largest stockholder, and beneficially owns as of February 21, 2014: (i) 67,500 shares of our Series A Convertible Perpetual Preferred Stock held by JPE, which are initially convertible into an aggregate of 9,642,857 shares of our Common Stock, (ii) Warrants held by JPE that are initially exercisable for an aggregate of 9,642,857 shares of our Common Stock at an exercise price of $7.00 per share, (iii) 56,826 shares of our Common Stock that are held directly by Mr. Jacobs and (iv) employee stock options exercisable for 100,000 shares of our Common Stock that have vested or will vest within 60 days. In total, as of February 21, 2014, Mr. Jacobs beneficially owns 19,442,540 shares of our Common Stock, which represents approximately 28.5% of our outstanding Common Stock, assuming conversion and exercise of his Series A Convertible Perpetual Preferred Stock, Warrants and vested stock options and restricted stock units (without reflecting any shares issuable upon conversion of our 4.50% Convertible Senior Notes due October 1, 2017). This significant concentration of beneficial share ownership may adversely affect the trading price for our Common Stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders. Our Series A Preferred Stock votes together with our Common Stock on an “as-converted” basis on all matters, except as otherwise required by law, and separately as a class with respect to certain matters implicating the rights of holders of shares of the Series A Preferred Stock. In addition, pursuant to the Investment Agreement, dated as of June 13, 2011 (the “Investment Agreement”), by and among JPE, the other investors party thereto and us, Mr. Jacobs, as the managing member of JPE, will have the right to designate for nomination by our board of directors a majority of the members of our board of directors so long as JPE owns securities (including Preferred Stock convertible into, or Warrants exercisable for, securities) representing at least 33% of the voting power of our capital stock on a fully-diluted basis, and will have the right to designate for nomination by our board of directors 25% of the members of our board of directors so long as JPE owns securities (including Preferred Stock convertible into, or Warrants exercisable for, securities) representing at least 20% of the voting power of our capital stock on a fully-diluted basis. Under the terms of the Investment Agreement, Mr. Jacobs currently beneficially owns approximately 25.0% of the voting power of our capital stock on a fully-diluted basis, including his ownership of Series A Convertible Perpetual Preferred Stock and Warrants. Further, as of February 21, 2014, Mr. Jacobs’ beneficial ownership of our Common Stock and Series A Convertible Perpetual Preferred Stock entitled him to cast approximately 16.4% of the votes eligible to be cast on matters to be presented for consideration at a meeting of our stockholders (such as, for example, the election of directors). Accordingly, Mr. Jacobs can exert significant influence over our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership and the related contractual rights may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

Our Common Stock is subordinate to our existing and future indebtedness and Series A Preferred Stock.

Shares of the Common Stock are equity interests in XPO and do not constitute indebtedness. As such, shares of our Common Stock rank junior to all indebtedness and other non-equity claims on XPO with respect to assets available to satisfy claims on XPO, including in a liquidation of XPO. Additionally, we have outstanding shares of Series A Preferred Stock with a liquidation preference of $73.4 million and an annual cash dividend of 4% of such liquidation preference. Holders of our Common Stock are subject to the prior dividend and liquidation rights of the holders of our Series A Preferred Stock.

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

We lease our current executive offices at Five Greenwich Office Park, Greenwich, Connecticut, as well as our national operations center in Charlotte, North Carolina. We own the facility at which we conduct a portion of our Expedited Transportation operations in Buchanan, Michigan. As of February 2014, we also lease numerous other facilities relating to our operations under each of our operating segments, generally ranging from 1,000 to approximately 100,000 square feet of space. These facilities are located in all 50 states, District of Columbia and three Canadian provinces: British Columbia, Ontario and Quebec. We believe that our facilities are sufficient for our current needs and are in good condition in all material respects.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in litigation in the Fourth Judicial District Court of Hennepin County, Minnesota relating to our hiring of former employees of C.H. Robinson Worldwide, Inc. (“CHR”). In the litigation, CHR asserts claims for breach of contract, breach of fiduciary duty and duty of loyalty, tortious interference with contractual relationships and prospective contractual relationships, misappropriation of trade secrets, violation of the federal Computer Fraud and Abuse Act, inducing, aiding and abetting breaches and conspiracy. CHR seeks temporary, preliminary and permanent injunctions, as well as direct and consequential damages and attorneys’ fees. CHR has asserted that it may seek punitive damages as well. On January 17, 2013, following a hearing, the Court issued an Order Regarding Motion for Temporary Injunction (the “Order”). The Order (as amended on April 16, 2013) prohibits us from engaging in business with certain CHR customers (the “Restricted Customers”) within a specified radius of Phoenix, AZ, until July 1, 2014. On November 6, 2013, CHR moved to compel compliance with the Order, requesting discovery and expanded enforcement of the Order. On November 18, 2013, we opposed CHR’s motion and cross moved to modify the Order. On February 19, 2014, the Court denied the majority of CHR’s motion, granting only CHR’s request for a report of our remediation efforts under the Order. At the same time, the Court granted our motion and modified the Order to allow XPO to do business with Restricted Customers in the Phoenix area if: (a) XPO obtained that business as the result of a merger or acquisition; or (b) the business is part of a competitive bidding process with an entity seeking nationwide services. The Court also clarified that the business restrictions in the Order do not apply to XPO’s servicing of other independent third party logistics entities who might be working for the ultimate benefit of the Restricted Customers.

On February 7, 2013, CHR filed a First Amended Complaint against us and eight individual defendants who are current or former employees of XPO, including our Chief Operating Officer, Senior Vice President—Strategic Accounts and Vice President—Carrier Procurement and Operations. On April 11, 2013, we moved to dismiss the new claims asserted in that First Amended Complaint and moved to stay discovery pending the Court’s resolution of the motion to dismiss. On August 29, 2013, the Court granted in part and denied in part the motion to dismiss and denied as moot the motion to stay discovery. On September 23, 2013, we filed our Answer to the First Amended Complaint and asserted counterclaims against CHR for violations of the Minnesota Antitrust, Unlawful Trade Practices, and Deceptive Trade Practices Act, as well as tortious interference with contractual relations and prospective contractual relations. CHR moved to dismiss our counterclaims on November 12, 2013, and we opposed that motion. A hearing on CHR’s motion to dismiss was held on February 10, 2013. The Court has not yet issued a ruling on CHR’s motion to dismiss. We intend to vigorously defend the action in court. The outcome of this litigation is uncertain and could have a material adverse effect on our business and results of operations.

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

Price Range of Common Stock

Our common stock is traded on NYSE under the symbol “XPO.” The table below sets forth the high and low closing sales prices for our common stock for the quarters included within 2012 and 2013 and through February 21, 2014.

	High	Low
2012
1st quarter	$18.34	$11.35
2nd quarter	19.02	15.25
3rd quarter	16.50	11.93
4th quarter	17.38	11.60
2013
1st quarter	$18.59	$16.60
2nd quarter	18.25	15.82
3rd quarter	25.41	17.96
4th quarter	26.45	19.50
2014
1st quarter (through February 21, 2014)	$30.31	$23.90

As of February 21, 2014, there were approximately 382 record holders of our common stock, based upon data available to us from our transfer agent. We have never paid, and have no immediate plans to pay, cash dividends on our common stock. We currently plan to retain future earnings and cash flows for use in the development of our business and to enhance stockholder value through growth and continued focus on improving profitability rather than for paying dividends on our common stock. In addition, our current credit agreement imposes, and we expect that any future credit agreement we enter into will impose, restrictions on our ability to pay cash dividends on our common stock. Accordingly, we do not anticipate paying any cash dividends on our common stock in the near future. Future payment of dividends on our common stock would depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.

The graph below compares the cumulative 5-year total return of holders of our common stock with the cumulative total returns of the Russell 2000 Index, and the Dow Jones Transportation Average Index. The graph tracks the performance of a $100 investment in our common stock and in each index from December 31, 2008 to December 31, 2013.

	12/08	12/09	12/10	12/11	12/12	12/13
XPO Logistics, Inc.	$100	$111	$223	$268	$378	$572
Russell 2000	$100	$125	$157	$148	$170	$233
Dow Jones Transportation Average	$100	$116	$144	$142	$150	$209

Equity Compensation Plan

Certain information with respect to our equity compensation plans is set forth in Item 12 of this Annual Report on Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA

This table includes selected financial data for the last five years. This financial data should be read together with our audited Consolidated Financial Statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other financial data appearing elsewhere in this Annual Report.

XPO Logistics, Inc.

(In thousands)

	Year Ended December 31,
	2013	2012	2011	2010	2009
Consolidated Statements of Operations Data:
Revenue	$702,303	$278,591	$177,076	$157,987	$100,136
Gross margin	123,507	40,826	29,778	27,400	16,740
(Loss) income from continuing operations	(48,530)	(20,339)	759	4,888	1,690
Income from discontinued operations	—	—	—	—	15
Preferred stock beneficial conversion charge	—	—	(44,211)	—	—
Cumulative preferred dividends	(2,972)	(2,993)	(1,125)	—	—
Net (loss) income available to common stockholders	$(51,502)	$(23,332)	$(44,577)	$4,888	$1,705
(Loss) Earnings per share
Basic	$(2.26)	$(1.49)	$(5.41)	$0.61	$0.21
Diluted	(2.26)	(1.49)	(5.41)	0.59	0.21
Weighted average common shares outstanding
Basic	22,752	15,694	8,247	8,060	8,009
Diluted	22,752	15,694	8,247	8,279	8,042
Consolidated Balance Sheet Data:
Working capital	$72,839	$271,907	$83,070	$12,314	$970
Total assets	$780,241	$413,208	$127,641	$56,672	$49,039
Current maturities of long-term debt	$2,028	$491	$1,675	$1,680	$7,745
Convertible senior notes	$106,268	$108,280	$—	$—	$—
Revolving credit facility and other long-term debt, net of current maturities	$75,373	$676	$454	$4,832	$213
Total long-term debt	$181,641	$108,956	$454	$4,832	$213
Preferred stock	$42,737	$42,794	$42,794	$—	$—
Stockholder’s equity	$455,843	$245,059	$108,360	$34,013	$28,404

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

Executive Summary

XPO Logistics, Inc., a Delaware corporation, together with its subsidiaries, is a leading non-asset provider of transportation logistics services. We act as a middleman between shippers and carriers who outsource their transportation logistics to us as a third-party provider. As of December 31, 2013, we operated at 94 locations: 73 Company-owned branches and 21 agent-owned offices.

We offer our services through three business segments. Our freight brokerage segment places shippers’ freight with qualified carriers, primarily trucking companies. Our expedited transportation segment facilitates urgent shipments via independent over-the-road contractors and air charter carriers. Our freight forwarding segment arranges domestic and international shipments using ground, air and ocean transport through a network of agent-owned and Company-owned locations.

In September of 2011, following the equity investment in the Company led by Jacobs Private Equity, LLC, we began to implement a strategy to leverage our strengths—including management expertise, operational scale and capital resources—with the goals of significant growth and value creation.

By executing our strategy, we have built leading positions in some of the fastest-growing sectors of transportation logistics. In North America, we are the fourth largest provider of freight brokerage services, which, driven by an outsourcing trend, is growing at two to three times the rate of GDP. Our acquisitions of 3PD Holding, Inc. (“3PD”) and Optima Service Solutions, LLC (“Optima”) in 2013 (further described below) made us the largest provider of heavy goods last-mile delivery logistics in North America, a $13 billion sector which, driven by outsourcing by big-box retailers and e-commerce, is growing at five to six times the rate of GDP. In part due to our acquisition of National Logistics Management (“NLM”) in December of 2013 (further described below), we now manage more expedited shipments than any other company in North America and have established a foothold in managed transportation. Expediting is growing due to a trend toward just-in-time inventories in manufacturing. Upon completion of the acquisition of Pacer International, Inc. (further described below), we will be the third largest provider of intermodal services in North America and the largest provider of cross-border Mexico intermodal services, a sector that, driven by the efficiencies of long-haul rail and the growth of near-shoring of manufacturing in Mexico, is growing at three to five times the rate of GDP. We believe our broad service offering gives us a competitive advantage as many customers, particularly large shippers, focus their relationships on fewer, larger third party logistics providers with deep capacity across a wide range of services.

Our strategy has three main components:

•

Optimization of operations. We are continuing to optimize our existing operations by growing our sales force, implementing advanced information technology, cross-selling our services and leveraging our shared carrier capacity. We have a disciplined framework of processes in place for the recruiting, training and mentoring of newly hired employees. Our salespeople market our services to hundreds of thousands of small and medium-sized prospective customers. In addition, we have a strategic and national accounts team focused on developing business relationships with the largest shippers in North America. Our network is supported by our national operations center in Charlotte, North Carolina, which we opened in March of 2012, and by our information technology. We have a scalable platform in place across the Company, with sales, service, carrier and track-and-trace capabilities, as well as benchmarking and analysis. Most important to our growth strategy, we are developing a culture of passionate, world-class service for customers.

•

Acquisitions. We take a disciplined approach to acquisitions: we look for companies that are highly scalable and are a good strategic fit with our core competency. When we acquire a company, we seek to integrate it with our operations and scale it up by adding salespeople. We integrate the acquired operations with our technology platform, which connects them to our broader organization, and we give them access to our shared carrier pool. We gain more carriers, customers, lane histories and pricing histories with each acquisition, and in some cases an acquisition adds complementary services.

We use these resources Company-wide to buy transportation more efficiently and to cross-sell a more complete supply chain solution to customers. Since the beginning of 2012, we have developed an active pipeline of targets. In 2012, we completed the acquisition of four non-asset third party logistics companies. We acquired another six companies in 2013, including 3PD, the largest non-asset, third party provider of heavy goods, last-mile logistics in North America, and NLM, the largest provider of web-based expedited transportation management in North America. On January 5, 2014, we agreed to acquire Pacer International, Inc., a Tennessee corporation (“Pacer”), the third largest provider of intermodal transportation services in North America. We plan to continue to acquire quality companies that fit our strategy for growth.

•

Cold-starts. We believe that cold-starts can generate high returns on invested capital because of the relatively low investment required and the large component of variable-based incentive compensation. We are currently ramping up 23 cold-starts: 10 in Freight Brokerage, 12 in Freight Forwarding and one in Expedited Transportation. We seek to locate our Freight Brokerage cold-starts in prime areas for sales recruitment. We plan to continue to open cold-start locations where we see the potential for strong returns.

Pending Acquisition of Pacer International

On January 5, 2014, XPO entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Pacer International, Inc., a Tennessee corporation (“Pacer”), and Acquisition Sub, Inc., a Tennessee corporation and a wholly owned subsidiary of XPO (“Merger Subsidiary”), providing for the acquisition of Pacer by XPO. Pursuant to the terms of Merger Agreement, Merger Subsidiary will be merged with and into Pacer (the “Merger”), with Pacer continuing as the surviving corporation and an indirect wholly owned subsidiary of XPO.

Pursuant to the terms of the Merger Agreement and subject to the conditions thereof, at the effective time of the Merger, each outstanding share of common stock of Pacer, par value $0.01 per share (the “Pacer Common Stock”), other than shares of Pacer Common Stock held by Pacer, XPO, Merger Subsidiary or their respective subsidiaries, will be converted into the right to receive (1) $6.00 in cash and (2) subject to the limitations in the following sentence, a fraction (the “Exchange Ratio”) of a share of XPO common stock, par value $0.001 per share (the “XPO Common Stock”), equal to $3.00 divided by the volume-weighted average price per share of XPO Common Stock for the last 10 trading days prior to the closing date (such average, the “VWAP,” and, such cash and stock consideration together, the “Merger Consideration”). For the purpose of calculating the Exchange Ratio, the VWAP may not be less than $23.12 per share or greater than $32.94 per share. If the VWAP for purposes of the Exchange Ratio calculation is less than or equal to $23.12 per share, then the Exchange Ratio will be fixed at 0.1298 of a share of XPO Common Stock. If the VWAP for purposes of the Exchange Ratio calculation is greater than or equal to $32.94 per share, then the Exchange Ratio will be fixed at 0.0911 of a share of XPO Common Stock.

The completion of the Merger is subject to customary closing conditions, including approval of the Merger by the holders of a majority of the outstanding shares of Pacer Common Stock. XPO’s and Merger Subsidiary’s obligations to consummate the Merger are not subject to any condition related to the availability of financing.

Revolving Loan Credit Agreement

On October 18, 2013, we and certain of our wholly-owned subsidiaries, as borrowers, entered into a $125.0 million multicurrency secured Revolving Loan Credit Agreement (the “Credit Agreement”) with the lender parties thereto and Morgan Stanley Senior Funding, Inc., as administrative agent for such lenders, with a maturity of five years.

The proceeds of the Credit Agreement may be used by us for ongoing working capital needs and other general corporate purposes, including strategic acquisitions. Borrowings under the Credit Agreement bear interest at a per annum rate equal to, at our option, the one, two, three or six month (or such other period less than one month or greater than six months as the lenders may agree) LIBOR rate plus a margin of 1.75% to 2.25%, or a base rate plus a margin of 0.75% to 1.25%. We are required to pay an undrawn commitment fee equal to 0.25% or 0.375% of the quarterly average undrawn portion of the commitments under the Credit Agreement, as well as customary letter of credit fees. The margin added to LIBOR, or base rate, will depend on the quarterly average availability of the commitments under the Credit Agreement.

All obligations under the Credit Agreement are secured by substantially all of our assets and are unconditionally guaranteed by certain of our subsidiaries, provided that no foreign subsidiary guarantees, and no assets of any foreign subsidiary secures, any obligations of any of our domestic borrower subsidiaries. The Credit Agreement contains representations, warranties and covenants that are customary for agreements of this type. Among other things, the covenants in the Credit Agreement limit our ability to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make certain investments and restricted payments; and enter into certain transactions with affiliates. In certain circumstances, the Credit Agreement also requires us to maintain certain minimum EBITDA or, at our election, maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.00 to 1.00. If an event of default under the Credit Agreement shall occur and be continuing, the commitments thereunder may be terminated and the principal amount outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable. Certain subsidiaries acquired by us in the future may be excluded from the restrictions contained in certain of the foregoing covenants. We do not believe that the covenants contained in the Credit Agreement will impair our ability to execute our strategy. At December 31, 2013, we had borrowed $75.0 million under the terms of the Credit Agreement. We were in compliance, in all material respects, with all covenants related to the Credit Agreement as of December 31, 2013.

Common Stock Offerings

On February 5, 2014, we closed a registered underwritten public offering of 15,000,000 shares of common stock, and on February 11, 2014 we closed as part of the same public offering the sale of an additional 2,250,000 shares as a result of the full exercise of the underwriters’ overallotment option, in each case at a price of $25.00 per share (together, the “February 2014 Offering”). We received $413.3 million in net proceeds from the February 2014 Offering after underwriting discounts and expenses.

On August 13, 2013, we closed a registered underwritten public offering of 9,694,027 shares of common stock, and on August 16, 2013 we closed as part of the same public offering the sale of an additional 1,454,104 shares as a result of the full exercise of the underwriters’ overallotment option, in each case at a price of $22.75 per share (together, the “August 2013 Offering”). We received $239.5 million in net proceeds from the August 2013 Offering after underwriting discounts and expenses.

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

Convertible Debt Offering

On September 26, 2012, we completed a registered underwritten public offering of 4.50% Convertible Senior Notes due October 1, 2017 (the “Notes”), in an aggregate principal amount of $125.0 million. On October 17, 2012, the underwriters exercised the overallotment option to purchase $18.8 million additional principal amount of the Notes. We received $138.5 million in net proceeds after underwriting discounts, commissions and expenses were paid. The Notes were allocated to long-term debt and equity in the amounts of $106.8 million and $31.7 million, respectively. These amounts are net of debt issuance costs of $4.1 million for debt and $1.2 million for equity. To date, we have entered into transactions pursuant to which we have issued an aggregate of 1,404,887 shares of our common stock to certain holders of the Notes in connection with the conversion of $23.1 million aggregate principal amount of the Notes. These transactions included induced conversions pursuant to which we paid the holder a market-based premium in cash. The negotiated market-based premiums, in addition to the difference between the current fair value and the book value of the Notes, will be reflected in interest expense. The number of shares of common stock issued in the foregoing transactions equals the number of shares of common stock presently issuable to holders of the Notes upon conversion under the original terms of the Notes.

We are obligated to pay holders of the Notes interest semiannually in arrears on April 1 and October 1 of each year which began on April 1, 2013. The notes will mature on October 1, 2017 unless earlier converted or repurchased. The conversion rate was initially 60.8467 shares of common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $16.43 per share of common stock) and is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest.

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

Other Reporting Disclosures

This discussion and analysis also refers from time to time to our Freight Brokerage international operations. These brokered shipments may originate in either the United States or Canada and are largely attributable to our acquisition of Kelron Corporate Services, Inc. and certain related entities (collectively, “Kelron”) in August 2012. These services are provided to both U.S. and Canadian customers who primarily pay in their home currency.

This discussion and analysis refers from time to time to Expedited Transportation’s international operations. These operations involve the transportation of freight shipments that originate in or are delivered to either Canada or Mexico. These freight shipments either originate in or are delivered to the United States, and therefore only a portion of the freight movement actually takes place in Canada or Mexico. This service is provided to domestic customers who pay primarily in U.S. dollars. We discuss this freight separately because our Expedited Transportation segment has developed an expertise in cross-docking freight at the border through the utilization of Canadian and Mexican carriers.

This discussion and analysis also refers from time to time to our Freight Forwarding international operations. These freight movements also originate in or are delivered to the United States and are primarily paid for in U.S. dollars.

XPO Logistics, Inc.

Consolidated Statement of Operations

For the Year Ended December 31,

(In thousands)

				Percent of Revenue
	2013	2012	2011	2013	2012	2011
Revenue	$702,303	$278,591	$177,076	100.0%	100.0%	100.0%
Direct expense
Transportation services	567,805	224,035	133,007	80.8%	80.4%	75.1%
Station commissions	7,168	9,321	11,098	1.0%	3.3%	6.3%
Other direct expense	3,823	4,409	3,193	0.5%	1.6%	1.8%

Total direct expense	578,796	237,765	147,298	82.3%	85.3%	83.2%

Gross margin	123,507	40,826	29,778	17.7%	14.7%	16.8%

SG&A expense
Salaries & benefits	100,633	39,278	16,338	14.3%	14.1%	9.2%
Other SG&A expense	29,358	11,616	3,937	4.2%	4.2%	2.2%
Purchased services	25,214	15,388	6,733	3.6%	5.5%	3.8%
Depreciation and amortization	20,627	2,508	1,046	2.9%	0.9%	0.6%

Total SG&A expense	175,832	68,790	28,054	25.0%	24.7%	15.8%

Operating loss	(52,325)	(27,964)	1,724	-7.3%	-10.0%	1.0%

Other expense	478	363	56	0.1%	0.1%	0.0%
Interest expense	18,169	3,207	191	2.6%	1.2%	0.1%

Loss before income tax	(70,972)	(31,534)	1,477	-10.0%	-11.3%	0.9%
Income tax benefit	(22,442)	(11,195)	718	-3.2%	-4.0%	0.4%

Net loss	$(48,530)	$(20,339)	$759	-6.8%	-7.3%	0.5%

Consolidated Results

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Our consolidated revenue for 2013 increased 152.1% to $702.3 million from $278.6 million in 2012. This increase was driven largely by the acquisitions of Turbo Logistics, Inc. and Turbo Dedicated, Inc. (collectively, “Turbo”), 3PD, Covered Logistics, Inc. (“Covered”), Interide Logistics, LC (“Interide”), East Coast Air Charter, NLM, and Optima, as well as the revenue attributable to the growth of our Freight Brokerage cold-start locations.

Total gross margin dollars for 2013 increased 202.5% to $123.5 million from $40.8 million in 2012. As a percentage of revenue, gross margin was 17.7% in 2013 as compared to 14.7% in 2012. The increase in gross margin as a percentage of revenue is attributable to higher gross margins in Freight Brokerage and Freight Forwarding as described below.

Sales, general and administrative (“SG&A”) expense as a percentage of revenue was 25.0% in 2013, as compared to 24.7% in 2012. SG&A expense increased by $107.0 million in 2013 compared to 2012, due to significant growth initiatives, including six acquisitions, sales force recruitment, costs associated with our new Freight Brokerage offices, and an increase in Corporate SG&A.

Interest expense for 2013 increased 466.5% to $18.2 million from $3.2 million in 2012. The increase in interest expense is primarily attributable to the year over year increase in interest on the convertible senior notes and an undrawn debt commitment fee of $3.0 million related to our acquisition of 3PD.

Our effective income tax rates were (31.6%) and (35.5%) for 2013 and 2012, respectively. Both 2013 and 2012 included the recognition of a tax benefit due to the net operating losses incurred. The difference in the income tax rate for 2013 relates to the recording of tax expense in certain state and foreign jurisdictions, the non-deductible loss on convertible debt, and the change in the provision for uncertain tax positions.

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

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Our consolidated revenue for 2012 increased 57.3% to $278.6 million from $177.1 million in 2011. This increase was driven largely by the increased revenues in Freight Brokerage due to the acquisitions of Turbo, BirdDog Logistics, Inc. (“BirdDog”), Kelron and Continental Freight Services, Inc. (“Continental”), as well as the revenue attributable to our Freight Brokerage cold-start locations opened since December 2011.

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

Total gross margin dollars for 2012 increased 37.1% to $40.8 million from $29.8 million in 2011. As a percentage of revenue, gross margin was 14.7% in 2012 as compared to 16.8% in 2011. The decrease in gross margin as a percentage of revenue is attributable primarily to increased revenues in our Freight Brokerage segment, which typically experiences lower margins than our other operations. Freight Brokerage’s gross margins also have been negatively impacted by our cold-start sales offices, which are still in the start-up phase.

SG&A expense as a percentage of revenue was 24.7% in 2012, as compared to 15.8% in 2011. SG&A expense increased by $40.7 million in 2012 compared to 2011, due to significant growth initiatives, including four acquisitions, sales force recruitment, costs associated with our new Freight Brokerage offices, and an increase in Corporate SG&A.

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

Freight Brokerage

Statement of Operations Data

For the Year Ended December 31,

(In thousands)

				Percent of Revenue
	2013	2012	2011	2013	2012	2011
Revenue	$541,389	$125,121	$29,186	100.0%	100.0%	100.0%
Direct expense
Transportation services	444,719	108,507	24,434	82.1%	86.7%	83.7%
Other direct expense	575	489	55	0.1%	0.4%	0.2%

Total direct expense	445,294	108,996	24,489	82.2%	87.1%	83.9%

Gross margin	96,095	16,125	4,697	17.8%	12.9%	16.1%

SG&A expense
Salaries & benefits	64,873	15,171	2,484	12.0%	12.1%	8.5%
Other SG&A expense	20,189	3,590	716	3.7%	2.9%	2.5%
Purchased services	7,563	1,695	148	1.4%	1.4%	0.5%
Depreciation and amortization	14,892	1,223	44	2.8%	1.0%	0.2%

Total SG&A expense	107,517	21,679	3,392	19.9%	17.4%	11.7%

Operating loss	$(11,422)	$(5,554)	$1,305	-2.1%	-4.5%	4.4%

Freight Brokerage

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenue in our Freight Brokerage segment increased by 332.7% to $541.4 million in 2013 compared to $125.1 million in 2012. Revenue growth was primarily due to the acquisitions of Turbo, 3PD, Covered, Interide and Optima, as well as revenue growth from our Freight Brokerage cold-start sales locations.

Freight Brokerage’s gross margin dollars increased by 495.9% to $96.1 million in 2013 from $16.1 million in 2012. As a percentage of revenue, Freight Brokerage’s gross margin increased to 17.8% in 2013, compared to 12.9% in 2012 due to the acquisitions in Freight Brokerage as well as improvements in our existing business. Excluding the acquisitions of 3PD and Optima, which typically generate higher gross margin percentage than truckload brokerage, Freight Brokerage gross margin improved due to prior acquisitions and higher gross margin percentage at our cold starts.

SG&A expense increased by 395.9% to $107.5 million in 2013 from $21.7 million in 2012. As a percentage of revenue, SG&A expense increased to 19.9% in 2013 as compared to 17.4% in 2012. The increase in SG&A expense was due to acquisitions, sales force expansion, technology and training, as well as increased intangible asset amortization relating to the acquisition of 3PD.

Our Freight Brokerage operations generated an operating loss of $11.4 million in 2013 compared to an operating loss of $5.6 million in 2012. The increase in operating loss was attributable to the increase in SG&A expense as we continue to invest in sales and procurement personnel to support our growth initiatives.

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

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenue in our Freight Brokerage segment increased by 328.7% to $125.1 million in 2012 compared to $29.2 million in fiscal year 2011. Revenue growth was primarily due to the acquisitions of Turbo, BirdDog, Kelron and Continental, as well as an increase in volumes at our cold-start sales offices during the year ended December 31, 2012. Year-over-year headcount increased by 560 sales and procurement personnel within Freight Brokerage.

Freight Brokerage’s gross margin dollars increased 243.3% to $16.1 million in 2012 from $4.7 million in 2011. As a percentage of revenue, Freight Brokerage’s gross margin was 12.9% in 2012, compared to 16.1% in 2011. The decrease in gross margin as a percentage of revenue was due primarily to our cold-start sales offices, which are still in the start-up phase.

SG&A expense increased 539.1% to $21.7 million in 2012 from $3.4 million in 2011. The increase in SG&A expense was associated with the addition of Turbo, Kelron, Continental and BirdDog, as well as investments in sales force recruitment and the opening of new offices.

Our Freight Brokerage operations generated an operating loss of $5.6 million in 2012 compared to operating income of $1.3 million in 2011. The reduction in operating income was attributable to the increase in SG&A expense and the lower gross margin percentage associated with our cold-start sales offices.

Expedited Transportation

Statement of Operations Data

For the Year Ended December 31,

(In thousands)

				Percent of Revenue
	2013	2012	2011	2013	2012	2011
Revenue	$101,817	$94,008	$87,558	100.0%	100.0%	100.0%
Direct expense
Transportation services	81,532	73,376	66,267	80.1%	78.1%	75.7%
Other direct expense	3,111	3,738	2,998	3.1%	4.0%	3.4%

Total direct expense	84,643	77,114	69,265	83.2%	82.1%	79.1%

Gross margin	17,174	16,894	18,293	16.8%	17.9%	20.9%

SG&A expense
Salaries & benefits	7,786	6,613	6,854	7.6%	7.0%	7.8%
Other SG&A expense	2,047	2,121	1,411	2.0%	2.3%	1.6%
Purchased services	955	1,015	1,426	0.9%	1.1%	1.6%
Depreciation and amortization	1,182	320	403	1.2%	0.3%	0.5%

Total SG&A expense	11,970	10,069	10,094	11.7%	10.7%	11.5%

Operating income	$5,204	$6,825	$8,199	5.1%	7.2%	9.4%

Note: Total depreciation and amortization for the Expedited Transportation operating segment, included in both direct expense and SG&A, was $1.4 million, $0.5 million and $0.6 million, for the years ended December 31, 2013, 2012 and 2011, respectively.

Expedited Transportation

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenue in our Expedited Transportation segment increased 8.3% to $101.8 million in 2013 from $94.0 million in 2012. This growth was driven by the acquisition of East Coast Air Charter on February 8, 2013 partially offset by a decline in the rest of our over-the-road expedited business.

Direct expenses consist primarily of payments to independent owner operators and contract carriers for ground transportation and air charter services, insurance and truck leasing expense. Expedited Transportation gross margin dollars increased 1.7% to $17.2 million in 2013 from $16.9 million in 2012. As a percentage of revenue, Expedited Transportation gross margin was 16.8% in 2013, compared to 17.9% in 2012. The decrease in gross margin as a percentage of revenue primarily reflects a soft expedited freight environment in the first half of the year as well as the addition of expedited air charter revenue from the 2013 acquisition of East Coast Air Charter; air charter services typically generate higher gross revenue but lower gross margin percentage than our over-the-road expedited business.

SG&A expense increased 18.9% to $12.0 million in 2013 from $10.1 million in 2012. The increase was due to the addition of East Coast Air Charter, particularly intangible amortization associated with the acquisition. As a percentage of revenue, SG&A expense increased to 11.7% in 2013 compared to 10.7% in 2012.

Operating income decreased to $5.2 million in 2013 compared to $6.8 million in 2012. The decrease in operating income was primarily related to the decrease in gross margin as a percent of revenue, as described above.

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

Expedited Transportation gross margin dollars decreased 7.6% to $16.9 million in 2012 from $18.3 million in 2011. As a percentage of revenue, Expedited Transportation gross margin was 17.9% in 2012, compared to 20.9% in 2011. The decrease in gross margin as a percentage of revenue primarily reflects higher rates paid to independent fleet owners and owner-operators, effective March 1, 2012, and an increase in costs associated with fleet recruiting initiatives.

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

Freight Forwarding

Statement of Operations Data

For the Year Ended December 31,

(In thousands)

				Percent of Revenue
	2013	2012	2011	2013	2012	2011
Revenue	$73,154	$67,692	$65,148	100.0%	100.0%	100.0%
Direct expense
Transportation services	55,611	50,381	47,122	76.0%	74.4%	72.3%
Station commissions	7,168	9,321	11,098	9.8%	13.8%	17.0%
Other direct expense	137	182	140	0.2%	0.3%	0.2%

Total direct expense	62,916	59,884	58,360	86.0%	88.5%	89.5%

Gross margin	10,238	7,808	6,788	14.0%	11.5%	10.5%

SG&A expense
Salaries & benefits	6,026	4,050	2,897	8.2%	6.0%	4.4%
Other SG&A expense	1,386	1,479	1,339	1.9%	2.2%	2.1%
Purchased services	344	597	432	0.5%	0.9%	0.7%
Depreciation and amortization	3,477	574	575	4.8%	0.8%	0.9%

Total SG&A expense	11,233	6,700	5,243	15.4%	9.9%	8.1%

Operating (loss) income	$(995)	$1,108	$1,545	-1.4%	1.6%	2.4%

Freight Forwarding

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenue in our Freight Forwarding segment increased 8.1% to $73.2 million in 2013 from $67.7 million in 2012. The increase was primarily the result of the opening of new freight forwarding locations.

Direct expense consists primarily of payments for purchased transportation and commissions paid to Freight Forwarding’s independently-owned stations. Freight Forwarding’s gross margin dollars increased 31.1% to $10.2 million in 2013 from $7.8 million in 2012. As a percentage of revenue, Freight Forwarding gross margin increased to 14.0% in 2013 as compared to 11.5% in 2012. The increase in gross margin percentage was primarily driven by branch conversions from independent ownership to company ownership.

SG&A expense increased 67.7% to $11.2 million in 2013 from $6.7 million in 2012. As a percentage of revenue, SG&A expense increased to 15.4% in 2013 as compared to 9.9% in 2012. The increase in SG&A expense is mainly due to the accelerated amortization of $3.1 million in indefinite-lived intangible assets related to the CGL trade name based on the reduction in remaining useful life as a result of the name change of the business to XPO Global Logistics during the third quarter of 2013 as well as the investment associated with opening our company-owned branches in Orlando, FL, Montreal, Quebec, and Dallas, TX during the year.

Operating loss was $1.0 million in 2013 compared to income of $1.1 million in 2012. The decrease in operating income was primarily related to the accelerated amortization of the CGL trade name indefinite-lived intangible assets described above offset by an increase in gross margins driven by conversions of independently-owned stations to company-owned branches. Excluding the accelerated amortization of the CGL trade name, operating income increased reflecting a higher gross margin.

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

Freight Forwarding’s gross margin dollars increased 15.0% to $7.8 million in 2012 from $6.8 million in 2011. As a percentage of revenue, Freight Forwarding gross margin increased to 11.5% in 2012 as compared to 10.5% in 2011. The increase is due to the increase in revenues at our Company-owned branches, which yield higher margins than our independently-owned stations as commission expense is not incurred as a direct cost for the Company-owned branches.

SG&A expense increased 27.8% to $6.7 million in 2012 from $5.2 million in 2011. As a percentage of revenue, SG&A expense increased to 9.9% in 2012 as compared to 8.1% in 2011. The increase in SG&A expense is mainly due to the investment associated with opening our Company-owned branches in Chicago, IL, Houston, TX, Los Angeles, CA, Minneapolis, MN, Charlotte, NC, and Atlanta, GA.

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

XPO Corporate

Summary of Selling, General and Administrative Expense

For the Year Ended December 31,

(In thousands)

				Percent of Consolidated Revenue
	2013	2012	2011	2013	2012	2011

SG&A expense
Salaries & benefits	21,947	13,445	4,103	3.1%	4.8%	2.3%
Other SG&A expense	5,737	4,425	471	0.8%	1.6%	0.3%
Purchased services	16,353	12,082	4,727	2.3%	4.3%	2.7%
Depreciation and amortization	1,075	391	24	0.2%	0.1%	0.0%

Total SG&A expense	$45,112	$30,343	$9,325	6.4%	10.8%	5.3%

Corporate

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Corporate SG&A expense in 2013 increased by $14.8 million compared to 2012. As a percentage of consolidated revenue, Corporate SG&A expense was 6.4% in 2013, compared with 10.8% in 2012 due to improved operating leverage as the Company executed its acquisition and organic growth strategies. Salaries and benefits increase was driven by a year-over-year increase in headcount in corporate shared services. Purchased services increased in 2013 due largely to $6.5 million of acquisition-related transaction costs. Corporate SG&A for 2013 also included $4.9 million of litigation-related legal costs and $4.7 million of non-cash share based compensation.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Corporate SG&A expense in 2012 increased by $21.0 million compared to 2011. As a percentage of consolidated revenue, Corporate SG&A expense was 10.8% in fiscal year 2012, compared with 5.3% in 2011. The increase was driven by a higher headcount in corporate shared services as well as higher purchased services and other SG&A expense. Included in the salaries and benefits increase is additional stock compensation expense of $3.2 million over prior year. Purchased services in 2012 included $2.9 million of acquisition-related transaction costs, $2.5 million of litigation-related legal costs, and $2.0 million for compliance costs. Other operating expense increased primarily due to increased travel costs and costs associated with our acquisitions strategy such as due diligence, accounting services and integration cost as well as facility costs that are due to our increase in headcount.

Liquidity and Capital Resources

General

As of December 31, 2013, we had working capital of $72.8 million, including cash of $21.5 million and restricted cash of $2.1 million, compared to working capital of $271.9 million, including cash of $252.3 million, as of December 31, 2012. This decrease of $199.1 million in working capital during the year was mainly due to cash used for the acquisitions of East Coast Air Charter, Covered, Interide, 3PD, Optima and NLM, operations and capital expenditures.

We continually evaluate our liquidity requirements, capital needs and availability of capital resources based on our operating needs and our planned growth initiatives. In addition to our existing cash balances, in certain circumstances we may also use debt financings and issuances of equity or equity-related securities to fund our operating needs and growth initiatives. See discussion below under Common Stock Offering and Debt Facilities regarding our recent common stock offering and multicurrency secured revolving loan credit facility, respectively.

We believe that our existing cash balances and availability under our revolving credit facility will be sufficient for the next twelve months to finance our existing operations and growth initiatives.

Cash Flow

During 2013, $66.3 million was used in cash from operations compared to $24.3 million used for 2012 and $6.6 million generated for 2011. The primary use of cash for the period was payment of transportation services and various SG&A expenses.

Cash generated from revenue equaled $665.3 million for 2013 as compared to $264.8 million for 2012 and $178.7 million for 2011 and correlates directly with the revenue increase between the periods. Cash flow increases are related primarily to volume increases between the periods ended December 31, 2013, 2012 and 2011.

Cash used for payment of transportation services for 2013 equaled $585.1 million as compared to $223.0 million for 2012 and $148.3 million for 2011. The increase in cash outflows between the periods also directly correlates to the increase in revenues between the periods ended December 31, 2013, 2012 and 2011.

Other operating uses of cash included SG&A items, which equaled $134.4 million, $67.2 million and $23.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. Payroll represents the most significant SG&A item. For 2013, cash used for payroll equaled $74.9 million as compared to $31.3 million for 2012 and $13.6 million for 2011.

Investing activities used approximately $470.3 million for 2013 compared to a use of $64.2 million and $0.7 million from these activities for 2012 and 2011, respectively. During 2013, $458.8 million was used in acquisitions and $11.6 million was used to purchase fixed assets while $0.1 million was provided by other investing activities. During 2012, $57.2 million was used for acquisitions and $7.0 million was used to purchase fixed assets while during 2011 $0.7 million was used to purchase fixed assets.

Financing activities generated approximately $305.8 million for 2013 compared to $266.8 million and $67.6 million generated for 2012 and 2011, respectively. Our main sources of cash from financing activities during 2013 were the $239.5 million of net proceeds from the issuance of stock and the $73.3 million of net proceeds from borrowing on our revolving credit facility while our primary uses of cash were the dividends paid to preferred stockholders of $3.0 million and $4.1 million related to other financing activities. During 2012, our main sources of cash were $138.5 million of net proceeds from the issuance of convertible senior notes and $137.0 million of net proceeds from the issuance of common stock while our primary use of cash was the dividend paid to preferred stockholders of $3.0 million and $5.7 million related to other financing activities. During 2011, our main source of cash from financing activities was the $71.6 million of net proceeds from the issuance of the Preferred Stock and warrants while our primary uses of cash for 2011 were $0.4 million of dividends paid to preferred stockholders and $3.7 million of other financing activities.

Common Stock Offering

On February 5, 2014, we closed a registered underwritten public offering of 15,000,000 shares of common stock, and on February 11, 2014 we closed as part of the same public offering the sale of an additional 2,250,000 shares as a result of the full exercise of the underwriters’ overallotment option, in each case at a price of $25.00 per share (together, the “February 2014 Offering”). We received $413.3 million in net proceeds from the February 2014 Offering after underwriting discounts and expenses.

Debt Facilities

On October 18, 2013, we and certain of our wholly-owned subsidiaries, as borrowers, entered into a $125.0 million multicurrency secured Credit Agreement with the lender parties thereto and Morgan Stanley Senior Funding, Inc., as administrative agent for such lenders, with a maturity of five years.

The proceeds of the Credit Agreement may be used by us for ongoing working capital needs and other general corporate purposes, including strategic acquisitions. Borrowings under the Credit Agreement bear interest at a per annum rate equal to, at our option, the one, two, three or six month (or such other period less than one month or greater than six months as the lenders may agree) LIBOR rate plus a margin of 1.75% to 2.25%, or a base rate plus a margin of 0.75% to 1.25%. We are required to pay an undrawn commitment fee equal to 0.25% or 0.375% of the quarterly average undrawn portion of the commitments under the Credit Agreement, as well as customary letter of credit fees. The margin added to LIBOR, or base rate, will depend on the quarterly average availability of the commitments under the Credit Agreement.

All obligations under the Credit Agreement are secured by substantially all of our assets and are unconditionally guaranteed by certain of our subsidiaries, provided that no foreign subsidiary guarantees, and no assets of any foreign subsidiary secures, any obligations of any of our domestic borrower subsidiaries. The Credit Agreement contains representations, warranties and covenants that are customary for agreements of this type. Among other things, the covenants in the Credit Agreement limit our ability to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make certain investments and restricted payments; and enter into certain transactions with affiliates. In certain circumstances, the Credit Agreement also requires us to maintain minimum EBITDA or, at our election, maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.00 to 1.00. If an event of default under the Credit Agreement shall occur and be continuing, the commitments thereunder may be terminated and the principal amount outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable. Certain subsidiaries acquired by us in the future may be excluded from the restrictions contained in certain of the foregoing covenants. We do not believe that the covenants contained in the Credit Agreement will impair our ability to execute our strategy. At December 31, 2013, we had $75.0 million drawn under our Revolving Loan Credit Agreement. We were in compliance, in all material respects, with all covenants related to the Revolving Loan Credit Agreement as of December 31, 2013.

On September 26, 2012, we completed the registered underwritten public offering of 4.50% Convertible Senior Notes due October 1, 2017, in an aggregate principal amount of $125.0 million. The Notes were allocated to long-term debt and equity in the amounts of $92.8 million and $27.5 million, respectively. These amounts are net of debt issuance costs of $3.6 million for debt and $1.1 million for equity. On October 17, 2012, as part of the underwritten registered public offering on September 26, 2012 of the 4.50% convertible senior notes due October 1, 2017, the underwriters exercised the overallotment option to purchase $18.8 million additional principal amount of the Notes. We received approximately $18.2 million in net proceeds after underwriting discounts, commissions and expenses were paid. The overallotment option was allocated to long-term debt and equity in the amounts of $14.0 million and $4.2 million, respectively. These amounts are net of debt issuance costs of $0.5 million for debt and $0.1 million for equity. Interest is payable on the notes on April 1 and October 1 of each year, beginning on April 1, 2013.

To date, we have entered into transactions pursuant to which we have issued an aggregate of 1,404,887 shares of our common stock to certain holders of the Notes in connection with the conversion of $23.1 million aggregate principal amount of the Notes. These transactions included induced conversions pursuant to which we paid the holder a market-based premium in cash. The negotiated market-based premiums, in addition to the difference between the current fair value and the book value of the Notes, will be reflected in interest expense. The number of shares of common stock issued in the foregoing transactions equals the number of shares of common stock presently issuable to holders of the Notes upon conversion under the original terms of the Notes.

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

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2013 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Capital leases payable	$196	$48	$110	$38	$—
Notes payable	2,205	1,981	224	—	—
Operating/real estate leases	43,875	8,988	16,856	10,941	7,089
Purchase commitments	2,344	670	1,674	—	—
Employment contracts	15,211	6,464	8,747	—	—
Revolving credit facility	75,000	—	—	75,000	—
Convertible senior notes	156,229	6,019	12,038	138,172	—

Total contractual cash obligations	$295,060	$24,169	$39,649	$224,151	$7,089

The Company’s liability for uncertain tax positions of $0.8 million represents a contractual obligation; however, it is not reasonably possible to predict when the liability may be paid thus it has been excluded from the table above. We do not have any material commitments that have not been disclosed elsewhere.

CRITICAL ACCOUNTING ESTIMATES

We prepare our audited Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that impact the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the audited Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. We review our estimates, including but not limited to: accrued revenue, purchased transportation, recoverability of long-lived assets, accrual of acquisition earn-outs, estimated legal accruals, valuation allowances for deferred taxes, reserve for uncertain tax positions, and allowance for doubtful accounts, on a regular basis and makes adjustments based on historical experiences and existing and expected future conditions. These evaluations are performed and adjustments are made as information is available. Management believes that these estimates are reasonable and has discussed them with the audit committee of our board of directors. However, actual results could differ from these estimates. Note 2 to our audited Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our audited Consolidated Financial Statements. There were no significant changes to our critical accounting policies in 2013. The following is a brief discussion of our critical accounting policies and estimates.

Revenue Recognition

We recognize revenue at the point in time when delivery is completed, with related costs of delivery being accrued as incurred and expensed within the same period in which the associated revenue is recognized. We use the following supporting criteria to determine that revenue has been earned and should be recognized:

•	Persuasive evidence of an arrangement exists;

•	Services have been rendered;

•	The sales price is fixed and determinable; and

•	Collectability is reasonably assured.

We generally report revenue on a gross basis in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) Topic 605, “Reporting Revenue Gross as Principal Versus Net as an Agent”. We believe presentation on a gross basis is appropriate under ASC Topic 605 in light of the following factors:

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

For a subset of Expedited Transportation, revenue is recognized on a net basis in accordance with ASC Topic 605. The Company does not serve as the primary obligor, receives a fixed management fee for its services and does not assume credit risk for these transactions.

Valuations for Accounts Receivable

Our allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance of $3.5 million as of December 31, 2013 increased compared to the allowance of $0.6 million as of December 31, 2012. We believe that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures we have identified and our historical loss experience.

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

The weighted-average fair value of each stock option recorded in expense for the year ended December 31, 2013 was estimated on the date of grant using the Black-Scholes option pricing model and is amortized over the requisite service period of the option. We have used one grouping for the assumptions, as our option grants have similar characteristics. The expected term of options granted has been derived based upon our history of actual exercise behavior and represents the period of time that options granted are expected to be outstanding. Historical data based on the population of employees and our historical vesting experience was also used to estimate option exercises and forfeiture rates. Estimated volatility is based upon our historical market price at consistent points in a period equal to the expected life of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and the expected dividend yield is zero.

Income Taxes

Our annual effective tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. We review our tax positions quarterly and adjust the balances as new information becomes available. Our income tax rate is affected by the tax rate on our foreign operations. In addition to local country tax laws and regulations, this rate depends on the extent earnings are indefinitely reinvested outside the United States. Indefinite reinvestment is determined by management’s judgment about and intentions concerning the future operations of the Company. In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. As of December 31, 2013, the Company has not made a provision for U.S. or additional foreign withholding taxes for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration, if any exists. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing all available evidence, including the reversal of the deferred tax liabilities, carrybacks available and historical and projected pre-tax profits generated by our operations. We also considered tax planning strategies that are prudent and can be reasonably implemented in our evaluation. These sources of income rely heavily on estimates. The reversal of deferred tax liabilities prior to expiration of the deferred tax assets was the most significant factor in our determination of the valuation allowance under the “more likely than not” criteria. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.

Goodwill and Intangible Assets with Indefinite Lives

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. Intangible assets with indefinite lives consist of the Express-1 trade name. We follow the provisions of ASC Topic 350, “Intangibles—Goodwill and Other”, which requires an annual impairment test for goodwill and intangible assets with indefinite lives. We perform the annual impairment testing during the third quarter unless events or circumstances indicate impairment of the goodwill may have occurred before that time. We determine fair values for each of the reporting units using an income approach. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for our business. Actual results may differ from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and analyzing public company market data for our industry to estimate the weighted average cost of capital. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our reporting unit valuations approximated 11.0%. Required rates of return, along with uncertainty inherent in the forecasts of future cash flows, are reflected in the selection of the discount rate. For the periods presented, we did not recognize any goodwill impairment as the estimated fair value of our reporting units with goodwill exceeded the book value of these reporting units.

Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. If current conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgments and estimates described above could change in future periods.

The fair value of purchased intangible assets with indefinite lives, the Express-1 trade name, is estimated and compared to its carrying value. We estimate the fair value of these intangible assets based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates for this category of intellectual property, discount rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The discount rate used in our analysis approximated 11.0%. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value. For the periods presented, we did not recognize any impairment of intangible assets with indefinite lives as the estimated fair value of our intangible assets with indefinite lives exceeded the book value; however, during the third quarter of 2013, we rebranded our freight forwarding business to XPO Global Logistics from Concert Group Logistics. As a result of this action, we accelerated the amortization of $3.1 million in indefinite-lived intangible assets related to the CGL trade name based on the reduction in remaining useful life. The $3.1 million of accelerated amortization represented the full value of the CGL trade name intangible assets.

Identifiable Intangible Assets

We follow the provisions of ASC Topic 360, “Property, Plant and Equipment”, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. We review long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Fair value is determined based on the present value of estimated future cash flows of the asset, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for our business. Actual results may differ from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and analyzing public company market data for our industry to estimate the weighted average cost of capital. We use discount rates that are commensurate with the risks and uncertainty associated with the recovery of the asset. Required rates of return, along with uncertainty inherent in the forecasts of future cash flows, are reflected in the selection of the discount rate. Determining whether an impairment loss has occurred requires comparing the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. During 2013, 2012 and 2011, there was no impairment of the identified intangible assets.

Our intangible assets subject to amortization consist of customer relationships, non-compete agreements, carrier relationships and other intangibles that are amortized either over the period of economic benefit or on a straight-line basis over the estimated useful lives of the related intangible asset. The estimated useful lives of the respective intangible assets range from four months to 14 years.

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

Interest Rate Risk. As of December 31, 2013, we held $21.5 million of cash in cash depository and money market funds held in depository accounts at ten financial institutions. The primary market risk associated with these investments is liquidity risk. We have exposure to changes in interest rates on our revolving credit facility. The interest rates on our revolving credit facility fluctuate based on LIBOR or a base rate plus an applicable margin. Assuming our $125.0 million revolving credit facility was fully drawn, a hypothetical 100-basis-point change in the interest rate would increase our annual interest expense by $1.3 million. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates.

Foreign Currency Exchange Risk. As a result of our acquisition of the freight brokerage operations of Kelron on August 3, 2012 and the acquisition of 3PD on August 15, 2013, our Canadian-based businesses and results of operations are exposed to movements in the U.S. dollar to Canadian dollar foreign currency exchange rate. A portion of our revenue is denominated in Canadian dollars. If the U.S. dollar strengthens against the Canadian dollar, our revenues reported in U.S. dollars would decline. With regard to operating expense, our primary exposure to foreign currency exchange risk relates to operating expense incurred in Canadian dollars. If the Canadian dollar strengthens, costs reported in U.S. dollars will increase. Movements in the U.S. dollar to Canadian dollar foreign currency exchange rate did not have a material effect on our revenue during 2013. A hypothetical ten percent change in average exchange rates versus the U.S. dollar would not have resulted in a material change to our earnings for 2013.

From time to time, we use foreign currency forward contracts to reduce part of the variability in certain forecasted Canadian dollar denominated cash flows. Generally, these instruments are for maturities of six months or less. We consider several factors when evaluating hedges of our forecasted foreign currency exposures, such as significance of the exposure, offsetting economic exposures and potential costs of hedging. We do not enter into derivative transactions for purposes other than hedging economic exposures. At December 31, 2013, we had no outstanding forward contracts to reduce the variability in our Canadian dollar denominated revenues and operating expenses.

Convertible Debt Outstanding. The fair market value of our outstanding issue of convertible senior notes is subject to interest rate and market price risk due to the convertible feature of the notes and other factors. Generally the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the notes may also increase as the market price of our stock rises and decrease as the market price of our stock falls. Interest rate and market value changes affect the fair market value of the convertible senior notes, and may affect the prices at which we would be able to repurchase such convertible senior notes were we to do so. These changes do not impact our financial position, cash flows or results of operations. For additional information on the fair value of our outstanding convertible senior notes, see Note 2 to our Consolidated Financial Statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and supplementary data of the Company required by this Item are included at pages 59-89 of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth in the Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, we believe that, as of December 31, 2013, our internal control over financial reporting is effective.

We acquired the assets of East Coast Air Charter, Covered Logistics and Interide Logistics and the capital stock of 3PD, Optima Service Solutions and National Logistics Management (NLM) during 2013. Due to the proximity of certain acquisitions to year-end, we excluded from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, 3PD’s, Optima’s and NLM’s internal control over financial reporting associated with total assets of $554,754,147 and total revenues of $140,001,400 included in the Consolidated Financial Statements of XPO Logistics, Inc. and subsidiaries as of and for the year ended December 31, 2013. For additional information on East Coast Air Charter, Covered Logistics, Interide Logistics, 3PD, Optima Service Solutions and NLM acquisitions, see Note 3 to our audited Consolidated Financial Statements.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting as of December 31, 2013. Such report is included on page 57 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

Except as described below, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. On November 13, 2013 and December 28, 2013, the Company completed its acquisitions of Optima and NLM, respectively, and is in the process of integrating the acquired businesses into the Company’s overall internal controls over financial reporting process. For additional information on the acquisitions of Optima and NLM, see Note 3 to Consolidated Financial Statements.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Part III of Form 10-K (other than certain information required by Item 401 of Regulation S-K with respect to our executive officers, which is set forth under Item 1 of Part I of this Annual Report on Form 10-K) will be set forth in our Proxy Statement relating to the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

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

The information required by Item 11 of Part III of Form 10-K will be set forth in our Proxy Statement relating to the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Part III of Form 10-K (other than certain information required by Item 201(d) of Regulation S-K with respect to equity compensation plans, which is set forth below) will be set forth in our Proxy Statement relating to the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Equity Compensation Plan

The following table sets forth information, as of December 31, 2013, with respect to the Company’s compensation plans under which equity securities are authorized for issuance.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (1)	1,371,520	$10.91	2,456,692

Equity compensation plans not approved by security holders (2)	50,000	14.09	—

Total	1,421,520	$11.02	2,456,692

(1)	These securities include 1,371,520 stock options.
(2)	These securities were granted to our Chief Financial Officer in February 2012 outside the security holder-approved plan as an employment inducement grant. These securities include 50,000 stock options.

Additionally, the Company has in place an employee stock ownership plan in which 31,234 shares of the Company’s common stock are held on behalf of qualifying employees. The Company is in the process of terminating and liquidating the employee stock ownership plan, effective as of December 31, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Part III of Form 10-K will be set forth in our Proxy Statement relating to the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Part III of Form 10-K will be set forth in our Proxy Statement relating to the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Exhibits

The exhibits listed on the accompanying Exhibit Index on page 90 of this Annual Report on Form 10-K are filed or incorporated by reference as part of this Annual Report on Form 10-K and such Exhibit Index is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 25, 2014

XPO LOGISTICS, INC.

By:	/s/ Bradley S. Jacobs
Bradley S. Jacobs
(Chairman of the Board of Directors and Chief Executive Officer)

By:	/s/ John J. Hardig
John J. Hardig
(Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Bradley S. Jacobs Bradley S. Jacobs	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 25, 2014

/s/ John J. Hardig John J. Hardig	Chief Financial Officer (Principal Financial Officer)	February 25, 2014

/s/ Kent R. Renner Kent R. Renner	Senior Vice President—Chief Accounting Officer (Principal Accounting Officer)	February 25, 2014

/s/ G. Chris Andersen G. Chris Andersen	Director	February 25, 2014

/s/ Michael G. Jesselson Michael G. Jesselson	Director	February 25, 2014

/s/ Adrian P. Kingshott Adrian P. Kingshott	Director	February 25, 2014

/s/ James J. Martell James J. Martell	Director	February 25, 2014

/s/ Jason D. Papastavrou Jason D. Papastavrou	Director	February 25, 2014

/s/ Oren G. Shaffer Oren G. Shaffer	Director	February 25, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

XPO Logistics, Inc.:

We have audited the accompanying consolidated balance sheets of XPO Logistics, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9a of the Company’s December 31, 2013 annual report on Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XPO Logistics, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, XPO Logistics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

XPO Logistics, Inc. acquired 3PD, Inc. (3PD), Optima Service Solutions, LLC. (Optima) and National Logistics Management (NLM) during 2013, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, 3PD’s, Optima’s and NLM’s internal control over financial reporting associated with total assets of $554,754,147, and total revenues of $140,001,400, included in the consolidated financial statements of XPO Logistics, Inc. and subsidiaries as of and for the year ended December 31, 2013. Our audit of internal control over financial reporting of XPO Logistics, Inc. also excluded an evaluation of the internal control over financial reporting of 3PD, Optima and NLM.

(signed) KPMG LLP

Chicago, IL

February 25, 2014

XPO Logistics, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$21,524	$252,293
Restricted cash	2,141	—
Accounts receivable, net of allowances of $3,539 and $603, respectively	134,227	61,245
Prepaid expenses	3,935	1,555
Deferred tax asset, current	3,041	1,406
Income tax receivable	1,504	2,569
Other current assets	5,800	1,866

Total current assets	172,172	320,934

Property and equipment, net of $11,803 and $5,323 in accumulated depreciation, respectively	56,571	13,090
Goodwill	363,448	55,947
Identifiable intangible assets, net of $15,411 and $4,592 in accumulated amortization, respectively	185,179	22,473
Deferred tax asset, long-term	72	—
Other long-term assets	2,799	764

Total long-term assets	608,069	92,274

Total assets	$780,241	$413,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,111	$22,108
Accrued salaries and wages	11,741	3,516
Accrued expenses, other	37,769	21,123
Current maturities of long-term debt	2,028	491
Other current liabilities	4,684	1,789

Total current liabilities	99,333	49,027

Convertible senior notes	106,268	108,280
Revolving credit facility and other long-term debt, net of current maturities	75,373	676
Deferred tax liability, long term	15,200	6,781
Other long-term liabilities	28,224	3,385

Total long-term liabilities	225,065	119,122

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares; 74,175 shares issued and outstanding	42,737	42,794
Common stock, $.001 par value; 150,000,000 shares authorized; 30,583,073 and 18,002,985 shares issued, respectively; and 30,538,073 and 17,957,985 shares outstanding, respectively	30	18
Additional paid-in capital	524,972	262,641
Treasury stock, at cost, 45,000 shares held	(107)	(107)
Accumulated deficit	(111,789)	(60,287)

Total stockholders’ equity	455,843	245,059

Total liabilities and stockholders’ equity	$780,241	$413,208

See accompanying notes to consolidated financial statements.

XPO Logistics, Inc.

Consolidated Statements of Operations

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Revenue	$702,303	$278,591	$177,076
Expenses
Direct expense	578,796	237,765	147,298

Gross margin	123,507	40,826	29,778
Sales general and administrative expense	175,832	68,790	28,054

Operating (loss) income	(52,325)	(27,964)	1,724

Other expense	478	363	56
Interest expense	18,169	3,207	191

(Loss) income before income tax provision	(70,972)	(31,534)	1,477
Income tax (benefit) provision	(22,442)	(11,195)	718

Net (loss) income	(48,530)	(20,339)	759
Preferred stock beneficial conversion charge	—	—	(44,211)
Cumulative preferred dividends	(2,972)	(2,993)	(1,125)

Net loss available to common shareholders	$(51,502)	$(23,332)	$(44,577)

Basic loss per share
Net loss	$(2.26)	$(1.49)	$(5.41)
Diluted loss per share
Net loss	$(2.26)	$(1.49)	$(5.41)
Weighted average common shares outstanding
Basic weighted average common shares outstanding	22,752	15,694	8,247
Diluted weighted average common shares outstanding	22,752	15,694	8,247

(Note: All share-related amounts in the financial tables reflect the 4-for-1 reverse stock split that was effected on September 2, 2011.)

See accompanying notes to consolidated financial statements.

XPO Logistics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities
Net (loss) income	$(48,530)	$(20,339)	$759
Adjustments to reconcile net (loss) income to net cash from operating activities
Provisions for allowance for doubtful accounts	2,596	916	219
Depreciation and amortization	20,795	2,713	1,240
Stock compensation expense	4,746	4,398	1,180
Accretion of debt	5,973	1,475	—
Other	1,307	26	12
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(36,975)	(13,755)	1,627
Deferred tax expense	(22,673)	(8,260)	(327)
Income tax receivable	96	(1,556)	239
Prepaid expense and other current assets	(3,035)	824	425
Other long-term assets	18	(276)	97
Accounts payable	(8,283)	(2,585)	(191)
Accrued expenses and other liabilities	17,663	12,143	1,331

Cash flows (used) provided by operating activities	(66,302)	(24,276)	6,611

Investing activities
Acquisition of businesses, net of cash acquired	(458,794)	(57,236)	—
Payment for purchases of property and equipment	(11,585)	(6,981)	(754)
Other	125	—	13

Cash flows used by investing activities	(470,254)	(64,217)	(741)

Financing activities
Proceeds from issuance of preferred stock, net of issuance costs	—	—	71,628
Proceeds from issuance of convertible senior notes, net	—	138,504	—
Proceeds from borrowing on revolving debt facility, net of issuance costs	73,349	—	—
Proceeds from stock offering, net	239,496	136,961	—
Dividends paid to preferred stockholders	(2,972)	(3,000)	(375)
Other	(4,086)	(5,686)	(3,677)

Cash flows provided by financing activities	305,787	266,779	67,576

Net (decrease)/increase in cash	(230,769)	178,286	73,446
Cash and cash equivalents, beginning of period	252,293	74,007	561

Cash and cash equivalents, end of period	$21,524	$252,293	$74,007

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,387	$22	$110
Cash paid for income taxes, net of cash receipts	$243	$247	$233
Equity portion of acquisition purchase price	$10,446	$—	$—

See accompanying notes to consolidated financial statements.

XPO Logistics, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Years Ended December 31, 2013, 2012 and 2011

(In thousands)

	Preferred Stock		Common Stock		Treasury Stock		Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount			Total
Balance, December 31, 2010	—	—	8,172	$8	(45)	$(107)	$27,233	$6,879	$34,013

Net Income	—	—	—	—	—	—	—	759	$759
Issuance of common stock for option exercise	—	—	237	—	—	—	704	—	$704
Issuance of ESOP shares	—	—	1	—	—	—	—	—	$—
Issuance of preferred stock and warrants, net of issuance costs	75	42,794	—	—	—	—	28,834	—	$71,628
Deemed distribution for recognition of beneficial conversion feature on preferred stock	—	—	—	—	—	—	44,211	(44,211)	$—
Dividend paid	—	—	—	—	—	—	—	(375)	$(375)
Stock compensation expense	—	—	—	—	—	—	1,180	—	$1,180
Excess tax benefit from stock options	—	—	—	—	—	—	451	—	$451

Balance, December 31, 2011	75	42,794	8,410	8	(45)	(107)	102,613	(36,948)	108,360

Net loss	—	—	—	—	—	—	—	(20,339)	$(20,339)
Issuance of common stock for exercises, net of withholdings	(1)	—	393	—	—	—	(978)	—	$(978)
Proceeds from common stock offering, net of issuance costs	—	—	9,200	10	—	—	136,952	—	$136,962
Dividend paid	—	—	—	—	—	—	—	(3,000)	$(3,000)
Stock compensation expense	—	—	—	—	—	—	4,398	—	$4,398
Equity component of convertible debt offering, net of issuance costs and deferred taxes	—	—	—	—	—	—	19,656	—	$19,656

Balance, December 31, 2012	74	42,794	18,003	18	(45)	(107)	262,641	(60,287)	245,059

Net loss	—	—	—	—	—	—	—	(48,530)	$(48,530)
Tax withholdings on restricted shares and other issuances of common stock	—	—	192	—	—	—	(1,751)	—	$(1,751)
Conversion of preferred stock to common stock	—	(57)	14	—	—	—	57	—	$—
Proceeds from common stock offering, net of issuance costs	—	—	11,148	11	—	—	239,485	—	$239,496
Issuance of common stock for acquisitions	—	—	617	1	—	—	10,445	—	$10,446
Issuance of common stock upon conversion of senior notes, net of tax	—	—	609	—	—	—	9,373	—	$9,373
Sale of business interest	—	—	—	—	—	—	(24)	—	$(24)
Dividend paid	—	—	—	—	—	—	—	(2,972)	$(2,972)
Stock compensation expense	—	—	—	—	—	—	4,746	—	$4,746

Balance, December 31, 2013	74	$42,737	30,583	$30	(45)	$(107)	$524,972	$(111,789)	$455,843

See accompanying notes to consolidated financial statements.

XPO Logistics, Inc.

Notes to Consolidated Financial Statements

Years ended December 31, 2013, 2012 and 2011

1. Organization

Nature of Business

XPO Logistics, Inc. (“XPO” or the “Company”)—provides premium transportation and logistics services to thousands of customers through our three business units:

Freight Brokerage—provides services primarily under the brands XPO Logistics and 3PD to customers in North America. These services include truckload, less-than truckload, and intermodal brokerage and last-mile delivery logistics services for the delivery of heavy goods. Freight brokerage services are arranged using relationships with subcontracted motor and rail carriers, as well as vehicles that are owned and operated by independent contract drivers.

Expedited Transportation—provides services under the brands Express-1, XPO NLM and XPO Air Charter to customers in North America. These services include the management of time-critical, urgent shipments, transacted through direct selling and through our web-based technology. Expedited ground services are provided through a fleet of exclusive-use vehicles that are owned and operated by independent contract drivers, referred to as owner operators, and through contracted third-party motor carriers. For shipments requiring air charter, service is arranged using our relationships with third-party air carriers.

Freight Forwarding—provides services under the brand XPO Global Logistics (formerly Concert Group Logistics) to North America-based customers with domestic and global interests. These services are sold and arranged under the authority of XPO Global Logistics through a network of Company-owned and independently-owned offices in the United States and Canada.

For specific financial information relating to the above segments, refer to Note 13—Segment Reporting and Geographic Information.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with the instructions to Form 10-K. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading.

These Consolidated Financial Statements reflect, in the Company’s opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present the Company’s financial position as of December 31, 2013 and 2012, and results of operations for the years ended December 31, 2013, 2012 and 2011. The preparation of the Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenue and expense during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates.

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

Reclassification

Certain reclassifications have been made to the December 31, 2012 consolidated balance sheet and 2012 and 2011 consolidated statements of cash flows in order to conform to the 2013 presentation. These reclassifications had no impact on previously reported results.

Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue at the point in time when delivery is completed, with related costs of delivery being accrued as incurred and expensed within the same period in which the associated revenue is recognized. The Company uses the following supporting criteria to determine that revenue has been earned and should be recognized:

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

For a subset of Expedited Transportation, revenue is recognized on a net basis in accordance with ASC Topic 605. The Company does not serve as the primary obligor, receives a fixed management fee for its services and does not assume credit risk for these transactions.

The Company’s Freight Forwarding segment collects certain taxes and duties on behalf of their customers as part of the services offered and arranged for international shipments. The Company’s accounting policy is to present these collections on a gross basis with the revenue recognized of $3.7 million, $2.4 million and $2.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less as of the date of purchase to be cash equivalents unless the investments are legally or contractually restricted for more than three months. With the acquisition of 3PD in August 2013, the Company acquired restricted cash held as security under 3PD’s captive insurance contracts. At December 31, 2013, the Company had $2.1 million of restricted cash, which primarily related to 3PD’s captive insurance contracts.

Allowance for Doubtful Accounts

The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical experience, the age of the accounts receivable balances, credit quality of the Company’s customers, any specific customer collection issues that have been identified, current economic conditions, and other factors that may affect customers’ ability to pay.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include such items as prepaid rent, software maintenance costs, insurance premiums, other prepaid operating expenses, certain inventories at 3PD, receivables related to certain working capital adjustments from acquisitions, and other miscellaneous receivables.

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

Goodwill and Intangible Assets with Indefinite Lives

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. Intangible assets with indefinite lives consist of the Express-1, Inc. trade name. The Company follows the provisions of ASC Topic 350, “Intangibles—Goodwill and Other”, which requires an annual impairment test for goodwill and intangible assets with indefinite lives. The Company may first choose to perform a qualitative evaluation of the likelihood of goodwill and intangible assets impairment. For the goodwill that was the result of current year acquisitions that are considered to be separate reporting units, the Company chose to perform a qualitative evaluation. If the Company determined a quantitative evaluation was necessary, the goodwill at the reporting unit was subject to a two-step impairment test. The first step compares the book value of a reporting unit, including goodwill, with its fair value. If the book value of a reporting unit exceeds its fair value, the Company completes the second step in order to determine the amount of goodwill impairment loss that should be recorded. In the second step, the Company determines an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill. The amount of impairment is equal to the excess of the book value of goodwill over the implied fair value of that goodwill. The Company performs the annual impairment testing during the third quarter unless events or circumstances indicate impairment of the goodwill may have occurred before that time. For the periods presented, the Company did not recognize any goodwill impairment as the estimated fair value of its reporting units with goodwill exceeded the book value of these reporting units. For additional information refer to Note 6—Goodwill.

The fair value of purchased intangible assets with indefinite lives, primarily a trade name, is estimated and compared to their carrying value. The Company estimates the fair value of these intangible assets based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates for this category of intellectual property, discount rates and other variables. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The Company recognizes an impairment loss when the estimated fair value of the intangible asset is less than the carrying value. The Company performs the annual impairment testing during the third quarter unless events or circumstances indicate impairment of the intangible assets with indefinite lives may have occurred before that time. For the periods presented, the Company did not recognize any impairment of intangible assets with indefinite lives as the estimated fair value of its intangible assets with indefinite lives exceeded the book value of these reporting units; however, during the quarter ended September 30, 2013, the Company rebranded its freight forwarding business to XPO Global Logistics from Concert Group Logistics, Inc. As a result of this action, the Company accelerated the amortization of $3.1 million in indefinite-lived intangible assets related to the CGL trade name based on the reduction in remaining useful life. The $3.1 million of accelerated amortization represented the full value of the CGL trade name intangible assets.

Identifiable Intangible Assets

The Company follows the provisions of ASC Topic 360, “Property, Plant and Equipment”, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. The Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. During the periods ended December 31, 2013, 2012 and 2011, there was no impairment of the identified intangible assets.

The Company’s intangible assets subject to amortization consist of customer relationships, non-compete agreements, carrier relationships and other intangibles that are amortized either over the period of economic benefit or on a straight-line basis over the estimated useful lives of the related intangible asset. The estimated useful lives of the respective intangible assets range from four months to 14 years.

The following table sets forth the Company’s identifiable intangible assets as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013	December 31, 2012
Indefinite Lived Intangibles:
Trade name	$3,346	$6,416

Definite Lived Intangibles:
Customer lists and relationships	168,666	14,281
Carrier relationships	12,100	—
Trade name	8,041	1,246
Non-compete agreeements	6,265	3,050
Other intangible assets	2,172	2,072

	197,244	20,649
Less: acccumulated amortization	(15,411)	(4,592)

Intangible assets, net	$181,833	$16,057

Total Identifiable Intangibles	$185,179	$22,473

Estimated amortization expense for amortizable intangible assets for the next five years is as follows:

	2014	2015	2016	2017	2018
Estimated amortization expense	$27,333	$25,452	$21,956	$19,057	$17,206

Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

Intangible asset amortization expense was $14.1 million, $1.3 million and $0.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Property and Equipment

Property and equipment are generally recorded at cost or in the case of internally developed acquired technology at fair value at the date of acquisition. Maintenance and repair expenditures are charged to expense as incurred. When assets are sold, the applicable costs and accumulated depreciation are removed from the accounts, and any gain or loss is included in income. For internal use software, the Company has adopted the provisions of ASC Topic 350, “Intangibles—Goodwill and Other”. Accordingly, certain costs incurred in the planning and evaluation stage of internal use computer software are expensed as incurred. Costs incurred during the application development stage are capitalized and included in property and equipment. Capitalized internal use software also includes the fair value of acquired internally developed technology. Capitalized internal use software totaled $31.7 million and $1.2 million as of December 31, 2013 and 2012, respectively.

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Classification	Estimated Useful Life
Leasehold improvements	Shorter of term of lease or 15 years
Buildings	39 years
Vehicles	5 years
Office equipment	5 to 7 years
Computer equipment	5 years
Computer software	3 to 5 years
Satellite equipment	3 to 5 years
Warehouse equipment	7 to 10 years

The following table sets forth the Company’s property and equipment as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013	December 31, 2012
Property and Equipment, at cost
Leasehold improvements	7,969	3,971
Buildings	1,115	1,115
Vehicles	2,723	991
Office equipment	6,636	3,265
Computer equipment	8,218	4,479
Computer software	39,709	3,035
Satellite equipment	1,496	1,450
Warehouse equipment	508	107

	68,374	18,413
Less: acccumulated depreciation	(11,803)	(5,323)

Property and Equipment, net	$56,571	$13,090

Depreciation of property and equipment was $6.7 million, $1.4 million and $0.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Other Long-Term Assets

Other long-term assets consist primarily of balances representing various deposits and notes receivable from various XPO Global Logistics independent station owners, incentive payments to independent station owners within the XPO Global Logistics network, and debt issuance costs related to the Company’s revolving credit facility. The incentive payments are made by XPO Global Logistics to certain station owners as an incentive to establish an independently-owned station and are amortized over the life of each independent station contract and the unamortized portion generally is recoverable in the event of default under the terms of the agreements. The debt issue costs are amortized on a straight-line basis over the term of the Credit Agreement.

Other Long Term Liabilities

Other long-term liabilities consist primarily of the holdback of a portion of the purchase price for resolution of certain indemnifiable matters related to the acquisition of 3PD and deferred rent liabilities. The holdback will be used to fund the cost of litigation, including settlements and judgments, for certain lawsuits pending against 3PD regarding the alleged misclassification of independent contractors, with the remainder to be paid to the former owners following satisfaction of all claims. Upon the final resolution of certain of those lawsuits, designated amounts of the holdback either will be paid to the former owners of 3PD or retained by the Company, depending on the nature of the resolution. For additional information, refer to the Litigation subsection of Note 4—Commitments and Contingencies. The following table outlines the Company’s other long term liabilities as of December 31, 2013 and December 31, 2012 (in thousands):

	As of December 31, 2013	As of December 31, 2012
Holdback for resolution of certain indemnifiable matters	$22,500	$—
Long term portion of deferred rent liability	4,387	2,292
Liability for uncertain tax positions	916	462
Acquisition lease liability	233	280
Long term portion of vacant rent liability	143	164
Other	45	187

Total Other Long Term Liabilities	$28,224	$3,385

Foreign Currency Translation

Exchange gains or losses incurred on transactions conducted by business units in a currency other than the business units’ functional currency are normally reflected in direct expense in the consolidated statements of operations. Assets and liabilities of XPO Logistics Canada, which has the U.S. dollar as its functional currency (but which maintains its accounting records in Canadian currency), have their values remeasured into U.S. dollars at period-end exchange rates, except for non-monetary items for which historical rates are used. Exchange gains or losses are not material to the consolidated statements of operations for the periods presented. 3P Delivery Canada (3PD’s Canadian operations), which has the Canadian dollar as its functional currency, has its revenues and expenses translated into U.S. dollars using weighted average exchange rates while assets and liabilities are translated into U.S. dollars using exchange rates at the balance sheet date. The effects of foreign currency translation adjustments are included in stockholders’ equity for 3P Delivery Canada.

Foreign Currency Hedging and Derivative Financial Instruments

The Company enters into derivative contracts to protect against fluctuations in currency exchange rates from time to time. These contracts are for expected future cash flows and not for speculative purposes. The Company reflects changes in fair value of these contracts in the consolidated statements of operations. In accordance with FASB ASC Topic 815 “Derivatives and Hedging”, the Company does not apply hedge accounting to its derivative contracts.

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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2013 and 2012 (in thousands):

	Fair Value Measurements as of December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,577	$1,577	$—	$—

Liabilities:
Contingent consideration obligations	$—	$—	$—	$—

	Fair Value Measurements as of December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$239,443	$239,443	$—	$—

Liabilities:
Contingent consideration obligations	$392	$—	$—	$392

See discussion below for fair value of the convertible senior notes and the borrowings on the revolving credit agreement as of December 31, 2013.

Estimated Fair Value of Financial Instruments

The aggregate net fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain financial instruments approximated their fair values as of the years ended December 31, 2013 and 2012. These financial instruments include cash, accounts receivable, notes receivable, accounts payable, accrued expense, notes payable and current maturities of long-term debt. Fair values approximate carrying values for these financial instruments since they are short-term in nature and they are receivable or payable on demand. The fair value of the Freight Forwarding notes receivable from the owners of the independently-owned stations approximated their respective carrying values based on the interest rates associated with these instruments.

On September 26, 2012, the Company completed a registered underwritten public offering of 4.50% Convertible Senior Notes due October 1, 2017 (the “Notes”), in an aggregate principal amount of $125.0 million. On October 17, 2012, the underwriters exercised the overallotment option to purchase $18.8 million additional principal amount of the Notes. The Company received $138.5 million in net proceeds after underwriting discounts, commissions and expenses were paid. The Notes were allocated to long-term debt and equity in the amounts of $106.8 million and $31.7 million, respectively. These amounts are net of debt issuance costs of $4.1 million for debt and $1.2 million for equity. On October 10, 2013, the Company entered into an agreement pursuant to which it issued an aggregate of 608,467 shares of its common stock to certain holders of the Notes in connection with the conversion of $10.0 million aggregate principal amount of the Notes. The conversion was allocated to long-term debt and equity in the amounts of $7.9 million and $3.3 million, respectively. This transaction included an induced conversion pursuant to which we paid the holder a market-based premium in cash. The negotiated market-based premium, in addition to the difference between the current fair value and the book value of the Notes, was reflected in interest expense in the fourth quarter of 2013.

As of December 31, 2013, the Company had outstanding $133.7 million of 4.50% Convertible Senior Notes due October 1, 2017, which the Company is obligated to repay at face value unless the holder agrees to a lesser amount or elects to convert all or a portion of such notes into the Company’s common stock. Holders of the convertible senior notes are due interest semiannually in arrears on April 1 and October 1 of each year. Payments began on April 1, 2013. The conversion rate was initially 60.8467 shares of common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $16.43 per share of common stock) and is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. The fair value of the convertible senior notes was $225.8 million as of December 31, 2013. For additional information refer to Note 5—Debt.

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

The weighted-average fair value of each stock option recorded in expense for years ended December 31, 2013, 2012 and 2011 was estimated on the date of grant using the Black-Scholes option pricing model and is amortized over the requisite service period of the option. The Company has used one grouping for the assumptions, as its option grants have similar characteristics. The expected term of options granted has been derived based upon the Company’s history of actual exercise behavior and represents the period of time that options granted are expected to be outstanding. Historical data was also used to estimate option exercises and employee terminations. Estimated volatility is based upon the Company’s historical market price at consistent points in a period equal to the expected life of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and the expected dividend yield is zero. For additional information refer to Note 8—Stock-Based Compensation.

Earnings per Share

Earnings per common share are computed in accordance with ASC Topic 260, “Earnings per Share”, which requires companies to present basic earnings per share and diluted earnings per share. For additional information refer to Note 9—Earnings per Share.

3. Acquisitions

2013 Acquisitions

NLM

On December 11, 2013, the Company entered into a Stock Purchase Agreement with Landstar Supply Chain Solutions, Inc. and Landstar System Holdings, Inc. (the “NLM Stock Purchase Agreement”) to acquire all of the outstanding capital stock of National Logistics Management (“NLM”) (the “NLM Transaction”). NLM is the largest provider of web-based expedited transportation management in North America. The closing of the transaction occurred on December 28, 2013. The fair value of the total consideration paid under the NLM Stock Purchase Agreement was $87.0 million, paid in cash, excluding any working capital adjustments.

The NLM acquisition was accounted for as a purchase business combination in accordance with ASC Topic 805 “Business Combinations”. Assets acquired and liabilities assumed were recorded in the accompanying consolidated balance sheet at their estimated fair values as of December 28, 2013 with the remaining unallocated purchase price recorded as goodwill. As a result of the acquisition, the Company recorded goodwill of $46.8 million and intangible assets of $26.1 million. In addition, the Company recorded an acquired technology asset of $12.6 million as property, plant and equipment in the consolidated balance sheet. As of December 31, 2013, the purchase price allocation is considered final except for the settlement of any working capital adjustments and the fair value of working capital, intangible assets and other assumed liabilities. The working capital adjustments in connection with this acquisition are being finalized, although the Company does not expect there to be a material change in the purchase price as a result.

Optima Service Solutions

On November 13, 2013, the Company entered into a Membership Interest Purchase Agreement with A-1 Home Services, Inc., Mr. Steve Gordon and Mr. Glenn Lebowitz to acquire all of the outstanding equity interests of Optima Service Solutions, LLC (“Optima”) for $26.6 million in cash consideration and deferred payments, excluding any working capital adjustments. Optima is a non-asset, third-party logistics service provider focusing on arranging in-home complex installation and residential delivery services for major retailers.

The Optima acquisition was accounted for as a purchase business combination in accordance with ASC Topic 805 “Business Combinations”. Assets acquired and liabilities assumed were recorded in the accompanying consolidated balance sheet at their estimated fair values as of November 13, 2013 with the remaining unallocated purchase price recorded as goodwill. As a result of the acquisition, the Company recorded goodwill of $13.9 million and intangible assets of $11.3 million. In addition, the Company recorded an acquired technology asset of $0.9 million as property, plant and equipment in the consolidated balance sheet. As of December 31, 2013, the purchase price allocation is considered final except for the settlement of any working capital adjustments and the fair value of intangible assets and assumed liabilities. The working capital adjustments in connection with this acquisition are being finalized, although the Company does not expect there to be a material change in the purchase price as a result.

3PD

On July 12, 2013, the Company entered into a Stock Purchase Agreement with 3PD Holding, Inc., Logistics Holding Company Limited, Mr. Karl Meyer, Karl Frederick Meyer 2008 Irrevocable Trust II, Mr. Randall Meyer, Mr. Daron Pair and Mr. James J. Martell (the “3PD Stock Purchase Agreement”) to acquire all of the outstanding capital stock of 3PD (the “3PD Transaction”). 3PD is a non-asset, third party provider of heavy goods, last-mile logistics in North America. The closing of the transaction occurred on August 15, 2013. The fair value of the total consideration paid under the 3PD Stock Purchase Agreement was approximately $364.3 million, paid in cash, deferred payments (including an escrow), and $7.4 million of restricted shares of the Company’s common stock. The final working capital adjustment in connection with this acquisition has been finalized, and as a result, the cash consideration increased by $1.2 million.

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

Consideration	$364,329

Less: Net Assets Acquired	21,899
Intangibles Acquired:
Less: Fair value of Trademarks/Tradenames	5,900
Less: Fair value of Non-Compete Agreements	1,550
Less: Fair value of Customer Relationships	110,600
Less: Fair value of Carrier Relationships	12,100
Less: Fair value of Acquired Technology	18,000
Plus: Net deferred tax liability on fair value adjustments	(38,040)

Goodwill	$232,320

As of December 31, 2013, the purchase price allocation is considered final except for any fair value adjustments for acquired tax assets and liabilities. All goodwill recorded related to the acquisition relates to the Freight Brokerage segment. The carryover of the tax basis in goodwill is deductible for income tax purposes while the step-up in goodwill as a result of the acquisition is non-deductible for income tax purposes.

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

The following unaudited pro forma consolidated results of operations for the years ended December 31, 2013 and 2012 present consolidated information of the Company as if the 3PD acquisition had occurred as of January 1, 2012 (in thousands):

	Pro Forma Year Ended December 31, 2013	Pro Forma Year Ended December 31, 2012
Revenue	$916,760	$743,456
Operating Loss	$(54,535)	$(49,755)
Net Loss	$(55,940)	$(38,606)
Loss per common share
Basic	$(1.87)	$(1.42)
Diluted	$(1.87)	$(1.42)

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

The Interide acquisition was accounted for as a purchase business combination in accordance with ASC Topic 805 “Business Combinations”. Assets acquired and liabilities assumed were recorded in the accompanying consolidated balance sheet at their estimated fair values as of May 6, 2013 with the remaining unallocated purchase price recorded as goodwill. As a result of the acquisition, the Company recorded goodwill of $3.2 million and intangible assets of $1.7 million. The working capital adjustments in connection with this acquisition are being finalized, although the Company does not expect there to be a material change in the purchase price as a result.

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

The Covered acquisition was accounted for as a purchase business combination in accordance with ASC Topic 805 “Business Combinations”. Assets acquired and liabilities assumed were recorded in the accompanying consolidated balance sheet at their estimated fair values as of February 26, 2013 with the remaining unallocated purchase price recorded as goodwill. As a result of the acquisition, the Company recorded goodwill of $7.2 million and intangible assets of $2.8 million. The working capital adjustments in connection with this acquisition are being finalized, although the Company does not expect there to be a material change in the purchase price as a result.

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

The ECAC acquisition was accounted for as a purchase business combination in accordance with ASC Topic 805 “Business Combinations”. Assets acquired and liabilities assumed were recorded in the accompanying consolidated balance sheet at their estimated fair values as of February 8, 2013 with the remaining unallocated purchase price recorded as goodwill. As a result of the acquisition, the Company recorded goodwill of $3.8 million and intangible assets of $4.8 million. The working capital adjustments in connection with this acquisition have been finalized and there was no material change in the purchase price as a result.

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

In conjunction with the acquisition, the Company issued notes payable to the sellers totaling $1.0 million. The notes do not bear any interest. The notes were treated as consideration transferred as part of the acquisition and are payable in equal quarterly installments on November 3, February 3, May 3 and August 3 of each year with the final installment to be due and payable on August 3, 2015. The Company used an imputed interest rate of 4.53% to determine the appropriate discount to apply to the notes. The carrying value of the notes payable at December 31, 2013 was $0.7 million.

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

4. Commitments and Contingencies

Purchase Commitments

As of December 31, 2013, the Company had approximately $2.3 million in future minimum payments required under a non-cancellable contract for services provided in relation to the Company’s customer relationship management platform. Remaining future minimum payments related to this contract amount to approximately $0.7 million, $0.7 million and $0.9 million for the periods ending December 31, 2014, 2015 and 2016, respectively. No expense was recognized in the years ended December 31, 2013, 2012 and 2011 related to this contract.

Lease Commitments

As of December 31, 2013, the Company had approximately $43.9 million in future minimum payments required under operating leases for various real estate, transportation and office equipment that have an initial or remaining non-cancelable lease term. Remaining future minimum payments related to these operating leases amount to approximately $9.0 million, $8.8 million, $8.1 million, $6.7 million, and $11.3 million for the periods ending December 31, 2014, 2015, 2016, 2017, and 2018 and thereafter, respectively.

Rent expense was approximately $6.9 million, $1.9 million and $0.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Litigation

The Company is involved in litigation in the Fourth Judicial District Court of Hennepin County, Minnesota relating to its hiring of former employees of C.H. Robinson Worldwide, Inc. (“CHR”). In the litigation, CHR asserts claims for breach of contract, breach of fiduciary duty and duty of loyalty, tortious interference with contractual relationships and prospective contractual relationships, misappropriation of trade secrets, violation of the federal Computer Fraud and Abuse Act, inducing, aiding and abetting breaches and conspiracy. CHR seeks temporary, preliminary and permanent injunctions, as well as direct and consequential damages and attorneys’ fees. CHR has asserted that it may seek punitive damages as well. On January 17, 2013, following a hearing, the Court issued an Order Regarding Motion for Temporary Injunction (the “Order”). The Order (as amended on April 16, 2013) prohibits the Company from engaging in business with certain CHR customers (the “Restricted Customers”) within a specified radius of Phoenix, AZ, until July 1, 2014. On November 6, 2013, CHR moved to compel compliance with the Order, requesting discovery and expanded enforcement of the Order. On November 18, 2013, the Company opposed CHR’s motion and cross moved to modify the Order. On February 19, 2014, the Court denied the majority of CHR’s motion, granting only CHR’s request for a report of the Company’s remediation efforts under the Order. At the same time, the Court granted the Company’s motion and modified the Order to allow XPO to do business with Restricted Customers in the Phoenix area if: (a) XPO obtained that business as the result of a merger or acquisition; or (b) the business is part of a competitive bidding process with an entity seeking nationwide services. The Court also clarified that the business restrictions in the Order do not apply to XPO’s servicing of other independent third party logistics entities who might be working for the ultimate benefit of the Restricted Customers.

On February 7, 2013, CHR filed a First Amended Complaint against the Company and eight individual defendants who are current or former employees of XPO, including its Chief Operating Officer, Senior Vice President—Strategic Accounts and Vice President—Carrier Procurement and Operations. On April 11, 2013, the Company moved to dismiss the new claims asserted in that First Amended Complaint and moved to stay discovery pending the Court’s resolution of the motion to dismiss. On August 29, 2013, the Court granted in part and denied in part the motion to dismiss and denied as moot the motion to stay discovery. On September 23, 2013, the Company filed its Answer to the First Amended Complaint and asserted counterclaims against CHR for violations of the Minnesota Antitrust, Unlawful Trade Practices, and Deceptive Trade Practices Act, as well as tortious interference with contractual relations and prospective contractual relations. CHR moved to dismiss the Company’s counterclaims on November 12, 2013, and the Company opposed that motion. A hearing on CHR’s motion to dismiss was held on February 10, 2013. The Court has not yet issued a ruling on CHR’s motion to dismiss. The Company intends to vigorously defend the action in court. The outcome of this litigation is uncertain and could have a material adverse effect on the Company’s business and results of operations.

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

Debt Facilities

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

On October 18, 2013, the Company and certain of its wholly-owned subsidiaries, as borrowers, entered into a $125.0 million multicurrency secured Revolving Loan Credit Agreement (the “Credit Agreement”) with the lender parties thereto and Morgan Stanley Senior Funding, Inc., as administrative agent for such lenders, with a maturity of five years. The principal amount of the commitments under the Credit Agreement may be increased by an aggregate amount of up to $75.0 million, subject to certain terms and conditions specified in the Credit Agreement.

The proceeds of the Credit Agreement may be used by the Company for ongoing working capital needs and other general corporate purposes, including strategic acquisitions. Borrowings under the Credit Agreement bear interest at a per annum rate equal to, at the Company’s option, the one, two, three or six month (or such other period less than one month or greater than six months as the lenders may agree) LIBOR rate plus a margin of 1.75% to 2.25%, or a base rate plus a margin of 0.75% to 1.25%. The Company is required to pay an undrawn commitment fee equal to 0.25% or 0.375% of the quarterly average undrawn portion of the commitments under the Credit Agreement, as well as customary letter of credit fees. The margin added to LIBOR, or base rate, will depend on the quarterly average availability of the commitments under the Credit Agreement.

All obligations under the Credit Agreement are secured by substantially all of the Company’s assets and are unconditionally guaranteed by certain of its subsidiaries, provided that no foreign subsidiary guarantees, and no assets of any foreign subsidiary secures, any obligations of any of the Company’s domestic borrower subsidiaries. The borrowings under the Credit Agreement are guaranteed by substantially all of the Company’s subsidiaries. Within the meaning of Regulation S-X, Rule 3-10, XPO Logistics, Inc. (the parent company) has no independent assets or operations, the guarantees of its subsidiaries are full and unconditional and joint and several, and any subsidiaries other than the guarantor subsidiaries are minor. The Credit Agreement contains representations, warranties and covenants that are customary for agreements of this type. Among other things, the covenants in the Credit Agreement limit the Company’s ability to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make certain investments and restricted payments; and enter into certain transactions with affiliates. In certain circumstances, the Credit Agreement also requires the Company to maintain certain minimum EBITDA or, at the Company’s election, maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.00 to 1.00. If an event of default under the Credit Agreement shall occur and be continuing, the commitments thereunder may be terminated and the principal amount outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable. Certain subsidiaries acquired by the Company in the future may be excluded from the restrictions contained in certain of the foregoing covenants. The Company does not believe that the covenants contained in the Credit Agreement will impair its ability to execute its strategy. At December 31, 2013, the Company had $75.0 million drawn under the Credit Agreement. The Company was in compliance, in all material respects, with all covenants related to the Credit Agreement as of December 31, 2013.

On September 26, 2012, the Company completed the registered underwritten public offering of 4.50% Convertible Senior Notes due October 1, 2017 (the “Notes”), in an aggregate principal amount of $125.0 million. The Notes were allocated to long-term debt and equity in the amounts of $92.8 million and $27.5 million, respectively. These amounts are net of debt issuance costs of $3.6 million for debt and $1.1 million for equity. On October 17, 2012, as part of the underwritten registered public offering on September 26, 2012 of the 4.50% convertible senior notes due October 1, 2017, the underwriters exercised the overallotment option to purchase $18.8 million additional principal amount of the Notes. The Company received approximately $18.2 million in net proceeds after underwriting discounts, commissions and expenses were paid. The overallotment option was allocated to long-term debt and equity in the amounts of $14.0 million and $4.2 million, respectively. These amounts are net of debt issuance costs of $0.5 million for debt and $0.1 million for equity. Interest is payable on the Notes on April 1 and October 1 of each year, beginning on April 1, 2013.

On October 10, 2013, the Company entered into an agreement pursuant to which it issued an aggregate of 608,467 shares of the Company’s common stock to certain holders of the Notes in connection with the conversion of $10.0 million aggregate principal amount of the Notes. The transactions provided in the agreement closed on October 15, 2013. The conversion was allocated to long-term debt and equity in the amounts of $7.9 million and $3.3 million, respectively. This transaction included an induced conversion pursuant to which the Company paid the holder a market-based premium in cash. The negotiated market-based premium, in addition to the difference between the current fair value and the book value of the Notes, was reflected in interest expense during the fourth quarter of 2013. The number of shares of common stock issued in the foregoing transaction equals the number of shares of common stock presently issuable to holders of the Notes upon conversion under the original terms of the Notes.

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

The following table outlines the Company’s debt obligations (in thousands) as of December 31, 2013 and 2012:

	Interest rates	Term (months)	As of December 31, 2013	As of December 31, 2012
Convertible senior notes	4.50%	60	$133,742	$143,750
Revolving credit facility	3.63%	60	75,000	—
Notes payable	N/A	N/A	2,205	863
Capital leases for equipment	14.02%	59	196	154
Line of credit	5.00%	N/A	—	150

Total debt			211,143	144,917
Less: unamortized bond discount and debt issuance costs			27,474	35,470
Less: current maturities of long-term debt			2,028	491

Total long-term debt, net of current maturities			$181,641	$108,956

6. Goodwill

The following table is a roll-forward of goodwill from December 31, 2012 to December 31, 2013. The current period additions are the result of the goodwill recognized as the excess of the purchase price over identified tangible and intangible assets in the acquisitions of ECAC, Covered, Interide, 3PD, Optima and NLM (in thousands):

	Expedited Transportation	Freight Forwarding	Freight Brokerage	Total
Goodwill at December 31, 2012	$7,737	$9,222	38,988	$55,947
Acquisitions and other adjustments	50,675	—	256,826	307,501

Goodwill at December 31, 2013	$58,412	$9,222	$295,814	$363,448

7. Stockholder’s Equity

On August 13, 2013, the Company closed a registered underwritten public offering of 9,694,027 shares of common stock, and on August 16, 2013, the Company closed as part of the same public offering the sale of an additional 1,454,104 shares as a result of the full exercise of the underwriters’ overallotment option, in each case at a price of $22.75 per share (together, the “August 2013 Offering”). The Company received $239.5 million in net proceeds from the August 2013 Offering after underwriting discounts and expenses.

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

8. Stock-Based Compensation

The following table summarizes the Company’s equity awards outstanding and exercisable as of December 31, 2013 and 2012:

	Options				Restricted Stock Units
	Options	Weighted Average Exercise Price	Exercise Price Range	Weighted Average Remaining Term	Restricted Stock Units	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2012	1,383,332	$10.06	$2.28 - $18.07	8.29	883,816	$11.31
Granted	111,000	$20.18	$16.57 - $23.19		755,714	$14.84
Exercised	57,464	$4.59	$2.96 - $6.08		219,875	$11.64
Forfeited	15,348	$14.25	$6.08 - $16.57		68,000	$10.65

Outstanding at December 31, 2013	1,421,520	$11.02	$2.28 - $23.19	6.93	1,351,655	$13.26

The stock-based compensation expense for outstanding restricted stock units (“RSUs”) was $3.2 million, $3.3 million and $0.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. Of the 1,351,655 outstanding RSUs, 669,155 vest subject to service conditions and 682,500 vest subject to service and a combination of market and performance-based conditions.

As of December 31, 2013, the Company had approximately $9.6 million of unrecognized compensation cost related to non-vested RSU compensation that is anticipated to be recognized over a weighted-average period of approximately 2.26 years. Remaining estimated compensation expense related to outstanding restricted stock-based grants is $4.0 million, $3.2 million, $2.2 million, $0.1 million and $0.1 million for the years ending December 31, 2014, 2015, 2016, 2017 and 2018, respectively.

As of December 31, 2013, the Company had 703,020 options vested and exercisable and $3.8 million of unrecognized compensation cost related to stock options. The remaining estimated compensation expense related to the existing stock options is $1.1 million, $1.7 million, $0.8 million and $0.2 million for the years ended December 31, 2014, 2015, 2016 and 2017, respectively.

9. Earnings per Share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are computed by dividing net income available to common shareholders by the combined weighted average number of shares of common stock outstanding and the potential dilution of stock options, warrants, RSUs, convertible senior notes and Company’s Series A Convertible Perpetual Preferred Stock, par value $0.001 per share (“preferred stock”), outstanding during the period, if dilutive. The weighted average of potentially dilutive securities excluded from the computation of diluted earnings per share for the three years ended December 31, 2013 is shown per the table below.

	Year Ended December 31,
	2013	2012	2011
Basic common stock outstanding	22,752,320	15,694,430	8,246,577

Potentially Dilutive Securities:
Shares underlying the conversion of preferred stock to common stock	10,607,309	10,695,326	3,522,505
Shares underlying the conversion of the convertible senior notes	8,623,331	2,238,758	—
Shares underlying warrants to purchase common stock	6,900,642	5,717,284	3,618,061
Shares underlying stock options to purchase common stock	356,815	473,421	298,017
Shares underlying restricted stock units	367,183	249,139	6,456

	26,855,280	19,373,928	7,445,039

Diluted weighted shares outstanding	49,607,600	35,068,358	15,691,616

The impact of this dilution was not reflected in the earnings per share calculations in the consolidated statements of operations because the impact was anti-dilutive. The treasury method was used to determine the shares underlying warrants, stock options and RSUs for potential dilution with an average market price of $19.69 per share, $15.01 per share and $10.57 per share for the years ended December 31, 2013, 2012 and 2011, respectively.

10. Income Taxes

A summary of income taxes related to U.S. and non U.S. operations are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Operations
U.S. domestic	$(69,207)	$(29,378)	$1,477
Foreign	(1,765)	(2,156)	—

Total pre-tax (loss) income	$(70,972)	$(31,534)	$1,477

The components of the income tax provision consist of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current
Federal	$—	$(2,254)	$738
State	285	56	269
Foreign	(55)	(751)	—

	230	(2,949)	1,007

Deferred
Federal	(22,047)	(7,494)	(249)
State	(636)	(893)	(40)
Foreign	11	141	—

	(22,672)	(8,246)	(289)

Total income tax provision	$(22,442)	$(11,195)	$718

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	Year Ended December 31,
	2013	2012	2011
Income tax (benefit)/provision at statutory rate	-34.0%	-34.0%	34.0%
Increase (decrease) in income tax due to:
State and local taxes, net	-0.6%	-3.6%	9.3%
Transaction expense	1.1%	0.7%	—
Loss on convertible debt	1.1%	—	—
Change in valuation allowance	0.6%	1.6%	—
Change in uncertain tax position provision	-0.3%	-1.1%	4.4%
All other non-deductible items	0.3%	0.4%	0.9%
Foreign tax rate differences	0.2%	0.5%	—

Total (benefit)/provision for income tax	-31.6%	-35.5%	48.6%

The Company’s 2013 consolidated effective tax rate was (31.6%), as compared to (35.5%) in 2012 and 48.6% in 2011. The 2013 effective income tax rate varied from the statutory rate of 34% due primarily to state income taxes, the tax treatment of certain transaction related expenses and changes in the valuation allowance.

The tax effects of temporary differences that give rise to significant portions of the current deferred tax asset and non-current deferred tax liability at December 31, 2013 and 2012 are as follows (in thousands):

	Year Ended December 31,
	2013	2012
Deferred tax assets
Net operating loss carryforward	$37,054	$8,145
Accrued expenses	3,673	1,601
Equity based compensation	2,145	1,297
Allowance for doubtful accounts	1,227	177
Deferred rent	1,248	—
AMT credit	262	133
Accrued insurance claims	55	62

Total deferred tax asset	45,664	11,415

Valuation allowance	(2,628)	(759)

Total deferred tax asset, net	43,036	10,656

Deferred tax liabilities
Convertible debt discount	(8,734)	(11,354)
Intangible assets	(39,582)	(3,634)
Property, plant & equipment	(6,260)	(628)
Prepaid expenses	(547)	(415)

	(55,123)	(16,031)

Net deferred tax liability	$(12,087)	$(5,375)

At December 31, 2013, the Company had federal and state net operating losses (“NOLs”) of $104.9 million and $111.0 million, respectively. If not utilized, the federal NOLs will expire in 2028, and the state NOLs will expire at various times between 2016 and 2033. Included in the federal and state NOLs to be carried forward are $6.4 million of windfall tax benefits for stock compensation that has not been recognized as a deferred tax asset and will be recorded as an adjustment to additional paid-in-capital when recognized. Although currently not anticipated, the Company’s ability to use its federal and state net operating loss carryforwards may become subject to restrictions attributable to equity transactions in the future resulting from changes in ownership as defined under Internal Revenue Code Section 382. At December 31, 2013, the Company had foreign NOLs of $4.8 million available to offset future income. These foreign loss carryforwards of $4.8 million will expire at various times between 2014 and 2033. During 2013, the Company recognized tax benefits related to NOLs of $14.3 million and filed a U.S. Federal net operating loss carryback refund claim for $2.2 million. The Company anticipates receiving the refund in early 2014. This amount has been recorded as a current receivable.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2013, the Company has not made a provision for U.S. or additional foreign withholding taxes for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration, if any exists. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

During the year ended December 31, 2013, the Company reassessed its U.S. and foreign valuation allowance requirements. The Company evaluated all available evidence in its analysis, including reversal of the deferred tax liabilities, carrybacks available and historical and projected pre-tax profits generated by the

Company’s U.S. operations. The Company also considered tax planning strategies that are prudent and can be reasonably implemented. The reversal of deferred tax liabilities prior to expiration of the deferred tax assets was the most significant factor in the Company’s determination of the valuation allowance under the “more likely than not” criteria. The Company’s valuation allowance as of December 31, 2013 was $1.6 million for domestic deferred tax assets and $1.0 million for foreign jurisdictions where it is not more likely than not that the deferred tax assets will be utilized. At December 31, 2012, the Company had a valuation allowance of $0.3 million on its domestic deferred tax assets of $0.5 million on its foreign deferred tax assets, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	Year Ended December 31,
	2013	2012
Uncertain tax positions, beginning of the year	$600	$200
Additions for tax positions of prior years	399	612
Reductions due to the statute of limitations	(188)	(212)

Uncertain tax positions, end of the year	$811	$600

The Company recognizes interest and penalties accrued related to uncertain tax positions in the provision for income taxes. During the years ended December 31, 2013 and 2012, the Company recognized $0.0 million and $0.2 million, respectively, for interest and penalties. During the next twelve months, $0.3 million of unrecognized tax benefits net of accrued interest will be reduced as a result of a lapse of the applicable statute of limitation. For the years ended December 31, 2013 and 2012, the unrecognized tax benefits, if resolved favorably, would impact our effective tax rates.

The Company files income tax returns in the U.S. federal jurisdiction and various states. As a matter of course, various taxing authorities, including the IRS, regularly audit the Company. These audits may result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. Currently, the Company’s 2010 tax year is under examination by the IRS. The remaining tax years from 2010 to 2013 are currently not under examination by U.S. state jurisdictions. The Company believes that its tax positions comply with applicable tax law and that it has adequately provided for these matters.

11. Related Party Transactions

On August 15, 2013, the Company completed its acquisition of 3PD, pursuant to the 3PD Stock Purchase Agreement to which Mr. James J. Martell was a party. Mr. Martell is a member of the board of directors of the Company and also was an investor in, and member of the board of directors of, 3PD. Mr. Martell recused himself from, and did not participate in, deliberations of the Company’s board of directors with respect to the acquisition of 3PD. Other than his interest in the purchase price paid pursuant to the 3PD Stock Purchase Agreement, Mr. Martell did not receive compensation in connection with the acquisition of 3PD. On July 12, 2013, Mr. Martell entered into a subscription agreement with the Company pursuant to which, on August 15, 2013, he invested $0.7 million of the after-tax proceeds he received in the transaction in restricted shares of the Company’s common stock.

There were no other related party transactions that occurred during the years ended December 31, 2013 and 2012.

12. Quarterly Financial Data (Unaudited)

Our unaudited results of operations for each of the quarters in the years ended December 31, 2013, 2012 and 2011 are summarized below (in thousands, except per share data).

XPO Logistics, Inc.

Quarterly Financial Data

(In thousands)

	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenue	$113,999	$137,091	$193,982	$257,231
Direct expense	97,739	117,751	159,147	204,159

Gross margin	16,260	19,340	34,835	53,072

Sales, general and administrative expense	27,627	33,355	53,254	61,596
Other expense	(109)	167	235	185
Interest expense	3,064	3,106	6,415	5,584

Income before income tax	(14,322)	(17,288)	(25,069)	(14,293)
Income tax provision	222	74	(19,044)	(3,694)

Net loss	$(14,544)	$(17,362)	$(6,025)	$(10,599)
Cumulative preferred dividends	(743)	(743)	(743)	(743)

Net loss available to common shareholders	$(15,287)	$(18,105)	$(6,768)	$(11,342)

Basic loss per share
Net loss	$(0.85)	$(1.00)	$(0.28)	$(0.37)
Diluted loss per share
Net loss	$(0.85)	$(1.00)	$(0.28)	$(0.37)

	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenue	$44,560	$54,540	$70,988	$108,503
Direct expense	37,787	46,074	61,064	92,840

Gross margin	6,773	8,466	9,924	15,663

Sales, general and administrative expense	10,997	11,834	19,204	26,755
Other (income) expense	(21)	26	314	44
Interest expense	12	3	15	3,177

Loss before income tax	(4,215)	(3,397)	(9,609)	(14,313)
Income tax (benefit) provision	(1,521)	1,780	(6,460)	(4,994)

Net loss	(2,694)	(5,177)	(3,149)	(9,319)
Cumulative preferred dividends	(750)	(750)	(750)	(743)

Net loss available to common shareholders	$(3,444)	$(5,927)	$(3,899)	$(10,062)

Basic loss per share
Net loss	$(0.36)	$(0.34)	$(0.22)	$(0.57)
Diluted loss per share
Net loss	$(0.36)	$(0.34)	$(0.22)	$(0.57)

	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenue	$41,508	$44,094	$47,389	$44,085
Direct expense	34,301	36,914	39,169	36,914

Gross margin	7,207	7,180	8,220	7,171

Sales, general and administrative expense	5,207	5,537	7,750	9,560
Other expense (income)	29	33	—	(6)
Interest expense	49	47	49	46

Income (loss) before income tax	1,922	1,563	421	(2,429)
Income tax provision (benefit)	805	649	231	(967)

Net income (loss)	1,117	914	190	(1,462)
Preferred stock beneficial conversion charge and dividends	—	—	(44,586)	(750)

Net income (loss) available to common shareholders	$1,117	$914	$(44,396)	$(2,212)

Basic income (loss) per share
Net income (loss)	$0.14	$0.11	$(5.38)	$(0.27)
Diluted income (loss) per share
Net income (loss)	$0.13	$0.11	$(5.38)	$(0.27)

13. Segment Reporting and Geographic Information

The Company determines its operating segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it has five operating segments, which are aggregated into three reportable segments as described in Note 1 of the Consolidated Financial Statements.

These reportable segments are strategic business units through which the Company offers different services. The Company evaluates the performance of the segments primarily based on their respective revenues, gross margin and operating income. Accordingly, interest expense and other non-operating items are not reported in segment results. In addition, the Company has disclosed a corporate segment, which is not an operating segment and includes the costs of the Company’s executive and shared service teams, professional services such as legal and consulting, board of directors, and certain other corporate costs associated with operating as a public company. The Company allocates charges to the reportable segments for IT services, depreciation of IT fixed assets as well as centralized recruiting and training resources.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on various financial measures of the respective business segments. The following schedule identifies select financial data for each of the Company’s reportable segments for the years ended December 31, 2013, 2012 and 2011, respectively (in thousands):

XPO Logistics, Inc.

Segment Data

(In thousands)

	Freight Brokerage	Expedited Transportation	Freight Forwarding	Corporate	Eliminations	Total
Year Ended December 31, 2013
Revenue	$541,389	$101,817	$73,154	$—	$(14,057)	$702,303
Operating (loss) income from operations	(11,422)	5,204	(995)	(45,112)	—	(52,325)
Depreciation and amortization	14,892	1,351	3,477	1,075	—	20,795
Interest expense	11	8	—	18,150	—	18,169
Tax provision (benefit)	(2,376)	—	—	(20,066)	—	(22,442)
Goodwill	295,814	58,412	9,222	—	—	363,448
Total assets	870,598	192,778	60,045	1,009,427	(1,352,607)	780,241
Year Ended December 31, 2012
Revenue	$125,121	$94,008	$67,692	$—	$(8,230)	$278,591
Operating (loss) income from operations	(5,554)	6,825	1,108	(30,343)	—	(27,964)
Depreciation and amortization	1,223	525	574	391	—	2,713
Interest expense	4	5	1	3,197	—	3,207
Tax benefit	(610)	—	—	(10,585)	—	(11,195)
Goodwill	38,988	7,737	9,222	—	—	55,947
Total assets	109,601	35,480	23,324	371,939	(127,136)	413,208
Year Ended December 31, 2011
Revenue	$29,186	$87,558	$65,148	$—	$(4,816)	$177,076
Operating (loss) income from operations	1,305	8,199	1,545	(9,325)	—	1,724
Depreciation and amortization	44	596	576	24	—	1,240
Interest expense	33	4	150	4	—	191
Tax provision (benefit)	42	356	—	320	—	718
Goodwill	—	7,737	9,222	—	—	16,959
Total assets	4,854	22,448	23,394	97,667	(20,722)	127,641

For segment reporting purposes by geographic region, revenues are attributed to the sales office location. The following table presents revenues generated by geographical area for the years ended December 31, 2013, 2012 and 2011, respectively (in thousands):

	Year Ended December 31,
	2013	2012	2011
Total revenues

United States	$627,969	$247,869	$177,076
Canada	74,334	30,722	—

Total	$702,303	$278,591	$177,076

All material assets are located in the United States of America.

14. Subsequent Events

Preferred Stock Dividend

On December 12, 2013, the Company’s board of directors approved the declaration of a dividend payable to holders of the preferred stock. The declared dividend equaled $10 per share of preferred stock as specified in the Certificate of Designation of the preferred stock. The total declared dividend equaled $0.7 million and was paid on January 15, 2014.

Pending Acquisition of Pacer International

On January 5, 2014, XPO entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Pacer International, Inc. (“Pacer”), a Tennessee corporation, and Acquisition Sub, Inc., a Tennessee corporation and a wholly owned subsidiary of XPO (the “Merger Subsidiary”), providing for the acquisition of Pacer by XPO. Pursuant to the terms of Merger Agreement, Merger Subsidiary will be merged with and into Pacer (the “Merger”), with Pacer continuing as the surviving corporation and an indirect wholly owned subsidiary of XPO.

Pursuant to the terms of the Merger Agreement and subject to the conditions thereof, at the effective time of the Merger, each outstanding share of common stock of Pacer, par value $0.01 per share (the “Pacer Common Stock”), other than shares of Pacer Common Stock held by Pacer, XPO, Merger Subsidiary or their respective subsidiaries, will be converted into the right to receive (1) $6.00 in cash and (2) subject to the limitations in the following sentence, a fraction (the “Exchange Ratio”) of a share of XPO common stock, par value $0.001 per share (the “XPO Common Stock”), equal to $3.00 divided by the volume-weighted average price per share of XPO Common Stock for the last 10 trading days prior to the closing date (such average, the “VWAP,” and, such cash and stock consideration together, the “Merger Consideration”). For the purpose of calculating the Exchange Ratio, the VWAP may not be less than $23.12 per share or greater than $32.94 per share. If the VWAP for purposes of the Exchange Ratio calculation is less than or equal to $23.12 per share, then the Exchange Ratio will be fixed at 0.1298 of a share of XPO Common Stock. If the VWAP for purposes of the Exchange Ratio calculation is greater than or equal to $32.94 per share, then the Exchange Ratio will be fixed at 0.0911 of a share of XPO Common Stock.

The completion of the Merger is subject to customary closing conditions, including approval of the Merger by the holders of a majority of the outstanding shares of Pacer common stock. XPO’s and Merger Subsidiary’s obligations to consummate the Merger are not subject to any condition related to the availability of financing.

Conversions of Convertible Senior Notes

On January 21, 2014 and February 18, 2014, the Company issued an aggregate of 795,814 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), to certain holders of the

Company’s 4.50% Convertible Senior Notes due 2017 (the “Notes”) in connection with the conversion of $13.1 million aggregate principal amount of the Notes. These transactions represented induced conversions pursuant to which the Company paid the holder a market-based premium in cash. The negotiated market-based premiums, in addition to the difference between the current fair value and the book value of the Notes, will be reflected in interest expense in the first quarter of 2014. The number of shares of common stock issued in the foregoing transactions equals the number of shares of common stock presently issuable to holders of the Notes upon conversion under the original terms of the Notes.

Common Stock Offering

On February 5, 2014, the Company closed a registered underwritten public offering of 15,000,000 shares of common stock, and on February 11, 2014 we closed as part of the same public offering the sale of an additional 2,250,000 shares as a result of the full exercise of the underwriters’ overallotment option, in each case at a price of $25.00 per share (together, the “February 2014 Offering”). The Company received $413.3 million in net proceeds from the February 2014 Offering after underwriting discounts and expenses.

EXHIBIT INDEX

Exhibit Number	Description

2.1 *‡	Investment Agreement, dated as of June 13, 2011, by and among Jacobs Private Equity, LLC (“JPE”), each of the other investors party thereto and the registrant (incorporated herein by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K dated June 14, 2011 (the “June 2011 Form 8-K”)).

2.2 *‡	Share Purchase Agreement dated August 3, 2012 among XPO Logistics Canada Inc., 1272387 Ontario Inc. and 1272393 Ontario Inc., and Keith Matthews and Geoff Bennett (incorporated herein by reference to Exhibit 2.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

2.3 *‡	Asset Purchase Agreement dated August 3, 2012 among XPO Logistics, LLC, Kelron Distribution Systems (Cleveland) LLC, and Keith Matthews and Geoff Bennett (incorporated herein by reference to Exhibit 2.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

2.4 *	Asset Purchase Agreement, dated October 24, 2012, by and among XPO Logistics, Inc., XPO Logistics, LLC, Turbo Logistics, Inc., Turbo Dedicated, Inc., Ozburn-Hessey Logistics, LLC, and OHH Acquisition Corporation (incorporated herein by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K dated October 24, 2012).

2.5 *	Stock Purchase Agreement, dated July 12, 2013, by and among 3PD Holding, Inc., Logistics Holding Company Limited, Mr. Karl Meyer, Karl Frederick Meyer 2008 Irrevocable Trust II, Mr. Randall Meyer, Mr. Daron Pair, Mr. James J. Martell and XPO Logistics, Inc. (incorporated herein by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K dated July 12, 2013).

2.6 *	Amendment No. 1 dated August 14, 2013 to Stock Purchase Agreement dated July 12, 2013 by and among the Company, 3PD, Logistics Holding Company Limited, Mr. Karl Meyer, Karl Frederick Meyer 2008 Irrevocable Trust II, Mr. Randall Meyer, Mr. Daron Pair and Mr. James J. Martell (incorporated herein by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K dated August 15, 2013).

3.1 *	Amended and Restated Certificate of Incorporation of the registrant, dated May 17, 2005 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

3.2 *	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the registrant, dated May 31, 2006 (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K dated June 7, 2006).

3.3 *	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the registrant, dated June 20, 2007 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (the “June 2007 Form 10-Q”)).

3.4 *	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the registrant, dated September 1, 2011 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated September 6, 2011 (the “September 2011 Form 8-K”)).

3.5 *	2nd Amended and Restated Bylaws of the registrant, dated August 30, 2007 (incorporated herein by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K/A dated September 14, 2007).

4.1 *	Certificate of Designation of Series A Convertible Perpetual Preferred Stock of the registrant (incorporated herein by reference to Exhibit 4.1 of the September 2011 Form 8-K).

Exhibit Number	Description

4.2 *	Form of Warrant Certificate (incorporated herein by reference to Exhibit 4.2 of the September 2011 Form 8-K).

4.3 *	Registration Rights Agreement, dated as of September 2, 2011, by and among JPE, each of the other holders and designated secured lenders party thereto and the registrant (incorporated herein by reference to Exhibit 4.3 of the September 2011 Form 8-K).

4.4 *	Senior Indenture dated as of September 26, 2012 between XPO Logistics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K dated September 26, 2012 (the “September 2012 Form 8-K”).

4.5 *	First Supplemental Indenture dated as of September 26, 2012 between XPO Logistics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, supplementing the Senior Indenture dated as of September 26, 2012 (incorporated herein by reference to Exhibit 4.2 of the September 2012 Form 8-K).

4.6 *	Form of Indenture for Senior Debt Securities between the Company and one or more banking institutions to be qualified as Trustee pursuant to Section 305(b)(2) of the Trust Indenture Act of 1939 (incorporated herein by reference to Exhibit 4.6 to the registrant’s Registration Statement on Form S-3, registration statement no. 333-188848, filed with the Securities and Exchange Commission on May 24, 2013 (the “May 2013 Form S-3”)).

4.7 *	Form of Indenture for subordinated Debt Securities between the Company and one or more banking institutions to be qualified as Trustee pursuant to Section 305(b)(2) of the Trust Indenture Act of 1939 (incorporated herein by reference to Exhibit 4.8 to the registrant’s May 2013 Form S-3).

10.1 +*	Amended and Restated 2011 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit A to XPO Logistics, Inc.’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 27, 2012).

10.2 +*	2001 Amended and Restated Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 dated May 20, 2010).

10.3 +*	Employment Agreement between the registrant and Bradley S. Jacobs, dated November 21, 2011 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated November 21, 2011).

10.4 +*	Employment Agreement between the registrant and M. Sean Fernandez, dated October 13, 2011 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated November 7, 2011).

10.5 +*	Employment Agreement between the registrant and John D. Welch, dated January 1, 2011 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K/A dated March 22, 2011).

10.6 +*	Amendment No. 1 to Employment Agreement between the registrant and John D. Welch, dated July 18, 2011 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K dated July 22, 2011).

10.7 +*	Employment Agreement between the registrant and Scott B. Malat, dated September 20, 2011 (incorporated herein by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (the “September 2011 Form 10-Q”)).

10.8 +*	Employment Agreement between the registrant and Gregory W. Ritter, dated October 5, 2011 (incorporated herein by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

Exhibit Number	Description

10.9 +*	Employment Agreement between the registrant and Mario Harik, dated October 10, 2011 (incorporated herein by reference to Exhibit 10.14 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.10 +*	Employment Agreement between the registrant and Gordon Devens, dated October 31, 2011 (incorporated herein by reference to Exhibit 10.15 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.11 +*	Form of Restricted Stock Unit Award Agreement (Service-Vesting) (2011 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.18 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.12 +*	Form of Performance-Based Restricted Stock Unit Award Agreement (2011 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.13 +*	Form of Option Award Agreement (2011 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.14 +*	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (2011 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.15 +*	Form of Option Award Agreement for Non-Employee Directors (2011 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.16 +*	Form of Option Award Agreement (2001 Amended and Restated Stock Option Plan) (grants from June 2011 through September 2011) (incorporated herein by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.17 +*	Form of Option Award Agreement (2001 Amended and Restated Stock Option Plan) (grants through May 2011) (incorporated herein by reference to Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.18 *	Revolving and Term Loan Agreement dated January 31, 2008 among National City Bank, Express-1 Expedited Solutions, Inc., Express 1, Inc., Express-1 Dedicated, Inc., Concert Group Logistics, Inc. and Bounce Logistics, Inc. (incorporated herein by reference to Exhibit 10.18 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

10.19 *	Amendment to Revolving and Term Loan Agreement (incorporated herein by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K dated March 31, 2010 (the “March 2010 Form 8-K”)).

10.20 *	Second Amendment to Revolving and Term Loan Agreement (incorporated herein by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated March 31, 2011).

10.21 *	Commercial Term Note (incorporated herein by reference to Exhibit 99.3 to the March 2010 Form 8-K).

10.22 *	Commercial Revolving Note (incorporated herein by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K dated March 31, 2011).

10.23 +*	Employment Agreement between the registrant and John J. Hardig, dated February 3, 2012 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated on February 7, 2012).

Exhibit Number	Description

10.24 *	Revolving Loan Credit Agreement, dated as of October 18, 2013, by and among XPO Logistics, Inc. and certain subsidiaries, Morgan Stanley Bank, N.A., Morgan Stanley Senior Funding, Inc., Credit Suisse AG, Cayman Islands Branch, and Deutsche Bank AG New York Branch as Lenders, and Morgan Stanley Senior Funding, Inc., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated October 18, 2013).

14 *	Senior Officer Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to the registrant’s Current Report on Form 8-K dated January 20, 2012).

21	Subsidiaries of the registrant.

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

32.1ł	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

32.2ł	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

101.INS †	XBRL Instance Document.

101.SCH †	XBRL Taxonomy Extension Schema.

101.CAL †	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF †	XBRL Taxonomy Extension Definition Linkbase.

101.LAB †	XBRL Taxonomy Extension Label Linkbase.

101.PRE †	XBRL Taxonomy Extension Presentation Linkbase.

*	Incorporated by reference.
+	This exhibit is a management contract or compensatory plan or arrangement.
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