Form 10-Q
period 2014-03-31
XPO Logistics, Inc.
filed 2014-05-02
CIK 1166003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 30, 2014, there were 52,521,134 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

XPO Logistics, Inc.

Form 10-Q

Part I—Financial Information

Item 1. Financial Statements.

XPO Logistics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$143,886	$21,524
Accounts receivable, net of allowances of $5,066 and $3,539, respectively	342,752	134,227
Prepaid expenses	8,515	3,935
Deferred tax asset, current	6,182	3,041
Other current assets	10,869	7,304

Total current assets	512,204	170,031

Property and equipment, net of $15,658 and $11,803 in accumulated depreciation, respectively	98,819	56,571
Goodwill	539,168	363,448
Identifiable intangible assets, net of $22,722 and $15,411 in accumulated amortization, respectively	250,203	185,179
Deferred tax asset, long-term	511	72
Restricted cash	13,332	2,141
Other long-term assets	9,518	2,799

Total long-term assets	911,551	610,210

Total assets	$1,423,755	$780,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$227,738	$71,391
Accrued salaries and wages	19,257	11,741
Accrued expenses, other	45,947	9,489
Current maturities of long-term debt	1,777	2,028
Other current liabilities	6,486	4,684

Total current liabilities	301,205	99,333

Convertible senior notes	99,844	106,268
Revolving credit facility and other long-term debt, net of current maturities	470	75,373
Deferred tax liability, long-term	24,793	15,200
Other long-term liabilities	32,663	28,224

Total long-term liabilities	157,770	225,065

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares; 73,335 and 74,175 shares issued and outstanding, respectively	42,258	42,737
Common stock, $.001 par value; 150,000,000 shares authorized; 52,570,800 and 30,583,073 shares issued, respectively; and 52,525,800 and 30,538,073 shares outstanding, respectively	53	30
Additional paid-in capital	1,063,242	524,972
Treasury stock, at cost, 45,000 shares held	(107)	(107)
Accumulated deficit	(140,666)	(111,789)

Total stockholders’ equity	964,780	455,843

Total liabilities and stockholders’ equity	$1,423,755	$780,241

See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Revenue	$282,403	$113,999
Operating expenses
Cost of purchased transportation and services	224,006	97,739
Direct operating expense	3,880	—
Sales, general and administrative expense	75,878	27,627

Total operating expenses	303,764	125,366

Operating loss	(21,361)	(11,367)

Other expense (income)	15	(109)
Interest expense	10,058	3,064

Loss before income tax provision	(31,434)	(14,322)
Income tax (benefit) provision	(3,299)	222

Net loss	(28,135)	(14,544)
Cumulative preferred dividends	(742)	(743)

Net loss available to common shareholders	$(28,877)	$(15,287)

Basic loss per share
Net loss	$(0.70)	$(0.85)
Diluted loss per share
Net loss	$(0.70)	$(0.85)
Weighted average common shares outstanding
Basic weighted average common shares outstanding	41,313	18,032
Diluted weighted average common shares outstanding	41,313	18,032

See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net loss	$(28,135)	$(14,544)
Adjustments to reconcile net loss to net cash from operating activities
Provisions for allowance for doubtful accounts	2,196	231
Depreciation and amortization	11,273	1,554
Stock compensation expense	2,206	1,097
Accretion of debt	1,430	1,438
Other	2,062	(211)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(56,414)	(9,771)
Deferred tax expense	(4,529)	135
Income tax payable	2,298	(814)
Prepaid expense and other current assets	114	(62)
Other long-term assets	(96)	(2)
Accounts payable	48,676	(3,417)
Accrued expenses and other liabilities	10,177	(3,659)

Cash flows used by operating activities	(8,742)	(28,025)

Investing activities
Acquisition of businesses, net of cash acquired	(190,962)	(16,560)
Payment for purchases of property and equipment	(3,935)	(1,081)
Other	246	125

Cash flows used by investing activities	(194,651)	(17,516)

Financing activities
Repayment of borrowings on revolving debt facility	(75,000)	—
Proceeds from stock offering, net	413,183	—
Payment for cash held as collateral in lending arrangement	(11,269)	—
Dividends paid to preferred stockholders	(742)	(743)
Other	(417)	173

Cash flows provided (used) by financing activities	325,755	(570)

Net increase (decrease) in cash	122,362	(46,111)
Cash and cash equivalents, beginning of period	21,524	252,293

Cash and cash equivalents, end of period	$143,886	$206,182

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,287	$3,328
Cash (received) paid for income taxes	$(1,507)	$732
Equity portion of acquisition purchase price	$108,815	$2,573

See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2014

(Unaudited)

(In thousands)

	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2013	74	$42,737	30,583	$30	(45)	$(107)	$524,972	$(111,789)	$455,843

Net loss	—	—	—	—	—	—	—	(28,135)	$(28,135)
Exercise of warrants and stock options and other	—	—	170	1	—	—	922	—	$923
Conversion of preferred stock to common stock	(1)	(479)	120	—	—	—	479	—	$—
Proceeds from common stock offering, net of issuance costs	—	—	17,250	17	—	—	413,166	—	$413,183
Issuance of common stock for acquisitions	—	—	3,663	4	—	—	108,811	—	$108,815
Issuance of common stock upon conversion of senior notes, net of tax	—	—	796	1	—	—	12,686	—	$12,687
Dividend paid	—	—	—	—	—	—	—	(742)	$(742)
Stock compensation expense	—	—	—	—	—	—	2,206	—	$2,206

Balance, March 31, 2014	73	$42,258	52,582	$53	(45)	$(107)	$1,063,242	$(140,666)	$964,780

See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2014

(Unaudited)

1. Organization

Nature of Business

XPO Logistics, Inc. (“XPO,” the “Company,” “we,” “us” or “our”)—provides premium transportation and logistics services to thousands of customers through our three business units:

Freight Brokerage—provides services primarily to customers in North America under the brands XPO Logistics, 3PD, and, following the acquisition of Pacer International, Inc. (“Pacer”) on March 31, 2014, Pacer. These services include truckload, less-than truckload and intermodal brokerage, and last-mile delivery logistics services for the delivery of heavy goods. Freight brokerage services are arranged using relationships with subcontracted motor and rail carriers, as well as vehicles that are owned and operated by independent contract drivers.

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

Freight Forwarding—provides services under the brand XPO Global Logistics (formerly Concert Group Logistics) to North America-based customers with domestic and global interests. These services are sold and arranged under the authority of XPO Global Logistics through a network of Company-owned and independently-owned offices in the United States and Canada and, following the acquisition of Pacer, Europe and Asia.

For specific financial information relating to the above segments, refer to Note 13—Segment Reporting.

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

These unaudited condensed consolidated financial statements reflect, in the opinion of the Company, all material adjustments (which include only normal recurring adjustments) necessary to fairly present the Company’s financial position as of March 31, 2014 and December 31, 2013, and results of operations for the three-month periods ended March 31, 2014 and 2013. The preparation of the condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenue and expense during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2013 that are set forth in the Company’s Annual Report on Form 10-K, a copy of which is available on the SEC’s website (www.sec.gov). Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

Use of Estimates

        The Company prepares its unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that impact the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting period. The Company reviews its estimates on a regular basis and makes adjustments based on historical experience and existing and expected future conditions. Estimates are made with respect to, among other matters, accrued revenue, purchased transportation, recoverability of long-lived assets, estimated legal accruals, estimated restructuring accruals, valuation allowances for deferred taxes, reserve for uncertain tax positions, and allowance for doubtful accounts. These evaluations are performed and adjustments are made as information is available. Management believes that these estimates, which have been discussed with the audit committee of the Company’s board of directors, are reasonable; however, actual results could differ from these estimates.

Statement of Operations, Balance Sheet, and Statement of Cash Flows Presentation

Certain line items from the December 31, 2013 consolidated balance sheet and condensed consolidated statement of cash flows for the three-months ended March 31, 2013 have been conformed to the 2014 presentation. The carrier costs related to unbilled revenue are now included in accounts payable rather than accrued expenses, other. The conformed line items had no impact on previously reported results.

Certain line items from the March 31, 2013 condensed consolidated statement of operations have been conformed to the 2014 presentation, including the retitling of direct expense to cost of purchased transportation and services and the addition of the direct operating expense category. The conformed line items had no impact on previously reported results.

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

The Company reports revenue on a gross basis in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) Topic 605, “Reporting Revenue Gross as Principal Versus Net as an Agent.” The Company believes presentation on a gross basis is appropriate under ASC Topic 605 in light of the following factors:

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

For the Company’s subsidiary XPO NLM, revenue is recognized on a net basis in accordance with ASC Topic 605. The Company does not serve as the primary obligor, receives a fixed management fee for its services and does not assume credit risk for these transactions. In certain instances, the Company also does not have discretion to select its service providers.

The Company’s Freight Forwarding segment collects certain taxes and duties on behalf of their customers as part of the services offered and arranged for international shipments. The Company’s accounting policy is to present these collections on a gross basis with revenue recognized of $1.0 million and $0.8 million for the three-month periods ended March 31, 2014 and 2013, respectively.

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

Income Taxes

Taxes on income are provided in accordance with ASC Topic 740, “Income Taxes.” Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the condensed consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax basis of particular assets and liabilities, and the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the enactment date. A valuation allowance is provided to offset the net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Management periodically assesses the likelihood that the Company will utilize its existing deferred tax assets and records a valuation allowance for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized.

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

Goodwill and Intangible Assets with Indefinite Lives

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. Intangible assets with indefinite lives consist of the Express-1, Inc. trade name. The Company follows the provisions of ASC Topic 350, “Intangibles—Goodwill and Other,” which requires an annual impairment test for goodwill and intangible assets with indefinite lives. The Company may first choose to perform a qualitative evaluation of the likelihood of goodwill and intangible assets impairment. If the Company determined a quantitative evaluation was necessary, the goodwill at the reporting unit was subject to a two-step impairment test. The first step compares the book value of a reporting unit, including goodwill, with its fair value. If the book value of a reporting unit exceeds its fair value, the Company completes the second step in order to determine the amount of goodwill impairment loss that should be recorded. In the second step, the Company determines an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill. The amount of impairment is equal to the excess of the book value of goodwill over the implied fair value of that goodwill. The Company performs the annual impairment testing during the third quarter unless events or circumstances indicate impairment of the goodwill may have occurred before that time. For the periods presented, the Company did not recognize any goodwill impairment as the estimated fair value of its reporting units with goodwill exceeded the book value of these reporting units. For additional information refer to Note 7—Goodwill.

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

Identifiable Intangible Assets

The Company follows the provisions of ASC Topic 360, “Property, Plant and Equipment,” which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. The Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. During the three-month periods ended March 31, 2014 and 2013, there was no impairment of the identified intangible assets.

The Company’s intangible assets subject to amortization consist of customer relationships, trade names, non-compete agreements, carrier relationships and other intangibles that are amortized either over the period of economic benefit or on a straight-line basis over the estimated useful lives of the related intangible asset. The estimated useful lives of the respective intangible assets range from four months to 14 years.

The following table sets forth the Company’s identifiable intangible assets as of March 31, 2014 and December 31, 2013 (in thousands. The increase in intangible assets during the quarter ended March 31, 2014 is the result of the Pacer acquisition.

	March 31, 2014	December 31, 2013
Indefinite Lived Intangibles
Trade name	$3,346	$3,346

Definite Lived Intangibles:
Customer lists and relationships	235,926	168,666
Carrier relationships	12,100	12,100
Trade name	10,801	8,041
Non-compete agreeements	8,580	6,265
Other intangible assets	2,172	2,172

	269,579	197,244
Less: acccumulated amortization	(22,722)	(15,411)

Intangible assets, net	$246,857	$181,833

Total Identifiable Intangibles	$250,203	$185,179

Estimated future amortization expense for amortizable intangible assets for the next five years is as follows (in thousands):

	2014	2015	2016	2017	2018
Estimated future amortization expense	$44,752	$43,368	$34,056	$23,502	$21,776

Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

Intangible asset amortization expense recorded in sales, general and administrative expense was $7.3 million and $0.8 million for the three-month periods ended March 31, 2014 and 2013, respectively.

Property and Equipment

Property and equipment are generally recorded at cost or in the case of internally developed acquired technology at fair value at the date of acquisition. Maintenance and repair expenditures are charged to expense as incurred. When assets are sold, the applicable costs and accumulated depreciation are removed from the accounts, and any gain or loss is included in income. For internal use software, the Company has adopted the provisions of ASC Topic 350, “Intangibles—Goodwill and Other.” Accordingly, certain costs incurred in the planning and evaluation stage of internal use computer software are expensed as incurred. Costs incurred during the application development stage are capitalized and included in property and equipment. Capitalized internal use software also includes the fair value of acquired internally developed technology. Capitalized internal use software totaled $43.7 million and $31.7 million as of March 31, 2014 and December 31, 2013, respectively.

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Classification	Estimated Useful Life
Leasehold improvements	Shorter of term of lease or 15 years
Buildings	39 years
Vehicles	5 years
Rail cars	25 to 30 years
Containers and chassis	15 to 20 years
Office equipment	5 to 7 years
Computer equipment	5 years
Computer software	3 to 5 years
Satellite equipment	3 to 5 years
Warehouse equipment	7 to 10 years

The following table sets forth the Company’s property and equipment as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Property and Equipment, at cost
Leasehold improvements	$10,522	$7,969
Buildings	1,115	1,115
Vehicles	2,945	2,723
Rail cars	11,016	—
Containers and chassis	1,992	—
Office equipment	8,757	6,636
Computer equipment	10,752	8,218
Computer software	64,414	39,709
Satellite equipment	1,505	1,496
Warehouse equipment	1,459	508

	114,477	68,374
Less: Acccumulated depreciation	(15,658)	(11,803)

Total Property and Equipment, net	$98,819	$56,571

Depreciation of property and equipment was $4.0 million and $0.7 million for the three-month periods ended March 31, 2014 and 2013, respectively.

Restricted Cash

Restricted cash primarily consists of cash held as collateral for letters of credit in conjunction with the acquisition of Pacer in March 2014 due to the termination of Pacer’s former revolving credit facility as well as restricted cash held as security under 3PD’s captive insurance contracts.

Other Long-Term Assets

Other long-term assets consist primarily of balances representing deposits and notes receivable from various XPO Global Logistics independent station owners, incentive payments to independent station owners within the XPO Global Logistics network, debt issuance costs related to the Company’s revolving credit facility and convertible senior notes, and capitalized costs related to major preventative maintenance activities for leased railcars. The incentive payments are made by XPO Global Logistics to certain station owners as an incentive to establish an independently-owned station and are amortized over the life of each independent station contract and the unamortized portion generally is recoverable in the event of default under the terms of the agreements. The debt issuance costs related to the revolving credit facility are amortized on a straight-line basis over the respective term while the debt issuance costs related to the convertible senior notes are amortized using the effective interest method. The capitalized preventative maintenance costs are amortized on a straight-line basis over the economic useful life depending on the type of maintenance performed.

Accrued Expenses, Other

Accrued expenses, other consist primarily of accrued professional service fees, a liability for a portion of the Pacer purchase price that was not paid prior to March 31, 2014, accrued container and railcar costs including maintenance, accruals for various insurance claims, deferred revenue, accrued property and other taxes, and other miscellaneous accrued expenses. The following table outlines the Company’s accrued expenses, other as of March 31, 2014 and December 31, 2013 (in thousands):

	As of March 31, 2014	As of December 31, 2013
Accrued professional service fees	$14,172	$7,301
Pacer purchase price payable	9,409	—
Accrued container and railcar costs	6,888	—
Accrued insurance claims	6,123	437
Other accrued expenses	4,925	253
Deferred revenue	2,945	—
Accrued property and other taxes	1,485	—
Accrued interest on convertible debt	—	1,498

Total Accrued Expenses, Other	$45,947	$9,489

Other Long-Term Liabilities

Other long-term liabilities consist primarily of the holdback of a portion of the purchase price in connection with acquisitions, deferred rent liabilities and liabilities for unfavorable leasehold interests recorded as part of purchase accounting. The following table outlines the Company’s other long term liabilities as of March 31, 2014 and December 31, 2013 (in thousands):

	As of March 31, 2014	As of December 31, 2013
Acquisition-related holdbacks	$21,989	$22,500
Long-term portion of deferred rent liability	4,467	4,387
Liability for uncertain tax positions	1,664	916
Liability for unfavorable leasehold interests	4,162	233
Long-term portion of vacant rent liability	270	143
Other	111	45

Total Other Long-Term Liabilities	$32,663	$28,224

Foreign Currency Translation

The statements of operations of foreign subsidiaries whose functional currencies are other than the U.S. dollar are translated into U.S. dollars using average exchange rates for the period and the exchange gain or loss is reflected in expense in the condensed consolidated statements of operations. Exchange gains or losses are not material to the condensed consolidated statements of operations for the periods presented. The net assets of foreign subsidiaries whose functional currencies are other than the U.S. dollar are translated into U.S. dollars using exchange rates as of the balance sheet date. The U.S. dollar effects that arise from translating the net assets of these subsidiaries at changing rates are recorded in stockholders’ equity. Transaction gains and losses were not significant for any of the periods presented.

Fair Value Measurements

FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and classifies the inputs used to measure fair value into the following hierarchy:

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

At March 31, 2014 and December 31, 2013, the Company’s financial assets that were accounted for at fair value on a recurring basis included $1.5 million and $1.6 million of money market funds, respectively.

Estimated Fair Value of Financial Instruments

The aggregate net fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain financial instruments approximated their fair values as of the periods ended March 31, 2014 and December 31, 2013. These financial instruments include cash, accounts receivable, notes receivable, accounts payable, accrued expense, notes payable and current maturities of long-term debt. Fair values approximate carrying values for these financial instruments since they are short-term in nature and they are receivable or payable on demand. The fair value of the Freight Forwarding notes receivable from the owners of the independently-owned stations approximated their respective carrying values based on the interest rates associated with these instruments.

As of March 31, 2014, the Company had outstanding $120.7 million of 4.50% Convertible Senior Notes due October 1, 2017, which the Company is obligated to repay at face value unless the holder agrees to a lesser amount or elects to convert all or a portion of such notes into the Company’s common stock. Holders of the convertible senior notes are due interest semiannually in arrears on April 1 and October 1 of each year. The conversion rate was initially 60.8467 shares of common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $16.43 per share of common stock) and is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. The fair value of the convertible senior notes was $225.3 million as of March 31, 2014. For additional information refer to Note 6—Debt.

Stock-Based Compensation

The Company accounts for share-based compensation based on the equity instrument’s grant date fair value in accordance with ASC Topic 718, “Compensation—Stock Compensation.” The fair value of each share-based payment award is established on the date of grant. For grants of restricted stock units, including those subject to service-based vesting conditions and those subject to service and performance or market-based vesting conditions, the fair value is established based on the market price on the date of the grant. For grants of options, the Company uses the Black-Scholes option pricing model to estimate the fair value of share-based payment awards. The determination of the fair value of share-based awards is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.

The weighted-average fair value of each stock option recorded in expense for three-month periods ended March 31, 2014 and 2013 was estimated on the date of grant using the Black-Scholes option pricing model and is amortized over the requisite service period of the option. The Company has used one grouping for the assumptions, as its option grants have similar characteristics. The expected term of options granted has been derived based upon the Company’s history of actual exercise behavior and represents the period of time that options granted are expected to be outstanding. Historical data was also used to estimate option exercises and employee terminations. Estimated volatility is based upon the Company’s historical market price at consistent points in a period equal to the expected life of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and the expected dividend yield is zero. For additional information refer to Note 9—Stock-Based Compensation.

Earnings per Share

Earnings per common share are computed in accordance with ASC Topic 260, “Earnings per Share,” which requires companies to present basic earnings per share and diluted earnings per share. For additional information refer to Note 11—Earnings per Share.

3. Acquisitions

2014 Acquisitions

Pacer International

On January 5, 2014, the Company entered into a definitive Agreement and Plan of Merger (the “Pacer Merger Agreement”) with Pacer International, Inc., providing for the acquisition of Pacer by the Company (the "Pacer Transaction"). Pacer is an asset-light North American freight transportation and logistics services provider. The closing of the transaction was effective on March 31, 2014 (the “Effective Time”).

At the Effective Time, each share of Pacer’s common stock, par value $0.01 per share, issued and outstanding immediately prior to the Effective Time was converted into the right to receive (i) $6.00 in cash and (ii) 0.1017 of a share of XPO common stock, which amount is equal to $3.00 divided by the average of the volume-weighted average closing prices of XPO common stock for the ten trading days prior to the closing (the “Merger Consideration”). Pursuant to the terms of the Pacer Merger Agreement, all vested and unvested Pacer options outstanding at the effective time of the merger were settled in cash based on the value of the Merger Consideration. In addition, all Pacer restricted stock, and all vested and unvested Pacer restricted stock units and performance units outstanding at the effective time of the merger were converted into the right to receive the Merger Consideration. The fair value of the total consideration paid under the Pacer Merger Agreement was $331.5 million and consisted of $222.7 million of cash payable at the time of closing and $108.8 million representing the fair value of 3.7 million shares of the Company's common stock.

The Pacer Transaction was accounted for as a purchase business combination in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying condensed consolidated balance sheet at their estimated fair values as of March 31, 2014, with the remaining unallocated purchase price recorded as goodwill. The following table outlines the Company’s consideration transferred and the identifiable net assets acquired at their estimated fair value as of March 31, 2014 (in thousands).

Consideration	$331,488

Less: Net assets acquired	97,912
Intangibles acquired:
Less: Fair value of trademarks/tradenames	2,760
Less: Fair value of non-compete agreements	2,310
Less: Fair value of contractual customer relationships	66,250
Less: Fair value of non-contractual customer relationships	1,010
Less: Fair value of acquired technology	13,190
Plus: Net unfavorable leasehold interests	(2,487)
Plus: Net deferred tax liability on fair value adjustments	(25,689)

Goodwill	$176,232

As of March 31, 2014, the purchase price allocation is considered open due to the timing of the transaction close. All goodwill recorded related to the acquisition relates to the Freight Brokerage segment. The carryover of the tax basis in goodwill is deductible for income tax purposes while the step-up in goodwill as a result of the acquisition is non-deductible for income tax purposes.

In connection with the Pacer Transaction, certain members of the Pacer senior management team signed employment agreements with the Company that became effective upon completion of the acquisition. As part of their employment agreements, the Company granted these Pacer management team members an aggregate of 122,569 time-based restricted stock unit (“RSU”) awards under the XPO Logistics, Inc. Amended and Restated 2011 Omnibus Incentive Compensation Plan.

The following unaudited pro forma consolidated results of operations for the three-month periods ended March 31, 2014 and 2013 present consolidated information of the Company as if the Pacer Transaction had occurred as of January 1, 2013 (in thousands):

	Pro Forma Three Months Ended March 31, 2014	Pro Forma Three Months Ended March 31, 2013
Revenue	$517,903	$422,486
Operating Loss	$(28,310)	$(15,865)
Net Loss	$(35,713)	$(18,403)
Loss per common share
Basic	$(0.69)	$(0.36)
Diluted	$(0.69)	$(0.36)

The unaudited pro forma consolidated results for the three-month periods were prepared using the acquisition method of accounting and are based on the historical financial information of Pacer, 3PD and the Company. The unaudited pro forma consolidated results incorporate historical financial information for all significant acquisitions pursuant to SEC regulations since January 1, 2013. The historical financial information has been adjusted to give effect to pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed these acquisitions on January 1, 2013.

2013 Acquisitions

NLM

On December 10, 2013, the Company entered into a Stock Purchase Agreement with Landstar Supply Chain Solutions, Inc. and Landstar System Holdings, Inc. (the “NLM Stock Purchase Agreement”) to acquire all of the outstanding capital stock of Landstar Supply Chain Solutions, Inc. known as National Logistics Management (“NLM”) (the “NLM Transaction”). NLM is the largest provider of web-based expedited transportation management in North America. The closing of the transaction occurred on December 28, 2013. The fair value of the total consideration paid under the NLM Stock Purchase Agreement was $87.0 million, paid in cash, excluding any working capital adjustments.

The NLM acquisition was accounted for as a purchase business combination in accordance with ASC Topic 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying condensed consolidated balance sheet at their estimated fair values as of December 28, 2013 with the remaining unallocated purchase price recorded as goodwill. As a result of the acquisition, the Company recorded goodwill of $46.8 million and intangible assets of $26.1 million. All goodwill recorded related to the acquisition relates to the Expedited Transportation segment and is deductible for income tax purposes based on the IRC Section 338(h)(10) election made with respect to the NLM Transaction. In addition, the Company recorded an acquired technology asset of $12.6 million as property, plant and equipment in the condensed consolidated balance sheet. As of March 31, 2014, the purchase price allocation is considered final except for the settlement of any working capital adjustments and the fair value of working capital, intangible assets and other assumed liabilities. During the quarter ended March 31, 2014, the Company recorded a measurement period adjustment to change the presentation of accounts receivable and accounts payable related to NLM. Certain accounts receivable that were netted against accounts payable are now shown separately in accounts receivable in order to more appropriately recognize the amounts based on the flow of transactions. The working capital adjustments in connection with this acquisition are being finalized, although the Company does not expect there to be a material change in the purchase price as a result.

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

The Optima acquisition was accounted for as a purchase business combination in accordance with ASC Topic 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying condensed consolidated balance sheet at their estimated fair values as of November 13, 2013 with the remaining unallocated purchase price recorded as goodwill. As a result of the acquisition, the Company recorded goodwill of $13.9 million and intangible assets of $11.3 million. All goodwill recorded related to the acquisition relates to the Freight Brokerage segment and is deductible for income tax purposes. In addition, the Company recorded an acquired technology asset of $0.9 million as property, plant and equipment in the condensed consolidated balance sheet. As of March 31, 2014, the purchase price allocation is considered final except for the settlement of any working capital adjustments and the fair value of intangible assets and assumed liabilities. The working capital adjustments in connection with this acquisition are being finalized, although the Company does not expect there to be a material change in the purchase price as a result.

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

The 3PD acquisition was accounted for as a purchase business combination in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying condensed consolidated balance sheet at their estimated fair values as of August 15, 2013, with the remaining unallocated purchase price recorded as goodwill. As a result of the 3PD Transaction, the Company recorded goodwill of $231.3 million and intangible assets of $130.2 million. As of March 31, 2014, the purchase price allocation is considered final. All goodwill recorded related to the acquisition relates to the Freight Brokerage segment. The carryover of the tax basis in goodwill is deductible for income tax purposes while the step-up in goodwill as a result of the acquisition is non-deductible for income tax purposes.

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

The Interide acquisition was accounted for as a purchase business combination in accordance with ASC Topic 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying condensed consolidated balance sheet at their estimated fair values as of May 6, 2013 with the remaining unallocated purchase price recorded as goodwill. As a result of the acquisition, the Company recorded goodwill of $3.4 million and intangible assets of $1.7 million. As of March 31, 2014, the purchase price allocation is considered final. All goodwill recorded related to the acquisition relates to the Freight Brokerage segment and is deductible for income tax purposes. The working capital adjustments in connection with this acquisition have been finalized and there was no material change in the purchase price as a result.

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

The Covered acquisition was accounted for as a purchase business combination in accordance with ASC Topic 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying condensed consolidated balance sheet at their estimated fair values as of February 26, 2013 with the remaining unallocated purchase price recorded as goodwill. As a result of the acquisition, the Company recorded goodwill of $7.4 million and intangible assets of $2.8 million. As of March 31, 2014, the purchase price allocation is considered final. All goodwill recorded related to the acquisition relates to the Freight Brokerage segment and is deductible for income tax purposes. The working capital adjustments in connection with this acquisition are being finalized.

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

The ECAC acquisition was accounted for as a purchase business combination in accordance with ASC Topic 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying condensed consolidated balance sheet at their estimated fair values as of February 8, 2013 with the remaining unallocated purchase price recorded as goodwill. As a result of the acquisition, the Company recorded goodwill of $3.8 million and intangible assets of $4.8 million. All goodwill recorded related to the acquisition relates to the Expedited Transportation segment and is deductible for income tax purposes. The working capital adjustments in connection with this acquisition have been finalized and there was no material change in the purchase price as a result.

4. Restructuring Charges

On March 31, 2014, the Company initiated a facility rationalization and severance program to close facilities and reduce employment in order to improve efficiency and profitability in conjunction with its acquisition of Pacer. The program includes facility exit activities and employment reduction initiatives.

The amount of restructuring charges incurred during the three-month period ended March 31, 2014 and included in our condensed consolidated statement of operations as sales, general and administrative expense is summarized below (in thousands). These charges are not allocated to our reportable segments. No amount of the restructuring liability was included in the purchase price allocation for Pacer as all activities were initiated by XPO to benefit the post-combination period.

Reserve balance at December 31, 2013	$—
Contract termination charges incurred	1,951
Severance charges incurred	3,618
Non-cash share based compensation incurred	825
Payments and other	—

Reserve balance at March 31, 2014	$6,394

5. Commitments and Contingencies

Purchase Commitments

As of March 31, 2014, the Company had approximately $22.4 million in future minimum payments required under non-cancellable service agreements for ongoing services, maintenance and support to information technology providers. Remaining future minimum payments related to these agreements amount to approximately $10.7 million, $6.7 million, $2.6 million, $1.7 million, and $0.7 million for the periods ending March 31, 2015, 2016, 2017, 2018 and 2019 and thereafter, respectively.

$0.2 million of expense was recognized in the three-month period ended March 31, 2014 related to these agreements.

Lease Commitments

As of March 31, 2014, the Company had approximately $168.6 million in future minimum payments required under operating leases for various real estate, double-stack railcars, containers, chassis, tractors, data processing equipment, transportation and office equipment leases that have an initial or remaining non-cancelable lease term. Remaining future minimum payments related to these operating leases amount to approximately $68.8 million, $40.5 million, $24.8 million, $14.1 million, and $20.4 million for the periods ending March 31, 2015, 2016, 2017, 2018, and 2019 and thereafter, respectively.

Certain operating leases for railcars contain provisions for automatic renewal for an additional five year period. The above remaining future minimum payments assume the automatic five year renewal and include the related minimum lease payments.

Rent expense was approximately $4.6 million and $0.9 million for the three-month periods ended March 31, 2014 and 2013, respectively.

Litigation

The Company is involved, and will continue to be involved, in numerous legal proceedings arising out of the conduct of its business. These proceedings may include, among other matters, claims for property damage or personal injury incurred in connection with the transportation of freight and employment-related claims, including claims involving asserted breaches of employee restrictive covenants and tortious interference with contract. These proceedings also include numerous purported class-action lawsuits, multi-plaintiff and individual lawsuits and state tax and other administrative proceedings that claim that the Company’s owner operators or contract carriers should be treated as employees, rather than independent contractors. These lawsuits and proceedings may seek substantial monetary damages (including claims for unpaid wages, overtime, failure to provide meal and rest periods, unreimbursed business expenses and other items), injunctive relief, or both.

The Company establishes accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Accruals for loss contingencies are reviewed quarterly and adjusted as additional information becomes available. In connection with certain acquisitions of privately-held businesses, the Company has retained purchase price holdbacks to provide security for a negotiated duration with respect to damages incurred in connection with pre-acquisition claims and litigation matters. If a loss is not both probable and reasonably estimable, or if an exposure to loss exists in excess of the amount accrued therefor or the applicable purchase price holdback, the Company assesses whether there is at least a reasonable possibility that a loss, or additional loss, may have been incurred. If there is a reasonable possibility that a loss, or additional loss, may have been incurred, the Company discloses the estimate of the possible loss or range of loss if it is material and an estimate can be made, or states that such an estimate cannot be made. The evaluation as to whether a loss is reasonably possible or probable is based on the Company’s assessment, in conjunction with legal counsel, regarding the ultimate outcome of the matter.

The Company believes that it has adequately accrued for, or has adequate purchase price holdbacks with respect to, the potential impact of loss contingencies that are probable and reasonably estimable, and there was no indication of a reasonable possibility that a material loss, or additional material loss (including in excess of any applicable purchase price holdback), may have been incurred. The Company does not believe that the ultimate resolution of any matters to which the Company is presently party will have a material adverse effect on its results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

California DLSE claims

The Company’s Pacer subsidiary, which was acquired on March 31, 2014, received notices from the California Labor Commissioner, Division of Labor Standards Enforcement (the "DLSE"), that a total of 153 owner operators contracted with certain Pacer subsidiaries have filed claims with the DLSE in which they assert that they should be classified as employees, as opposed to independent contractors. These claims seek reimbursement for the owner operators’ business expenses, including fuel, tractor maintenance and tractor lease payments. Seven of these claims have been heard by a DLSE hearing officer, who awarded a total of $2.2 million to the seven claimants. Pacer has appealed these awards to California Superior Court, San Diego, where a de novo trial will be held on the merits of those claims. As a part of the acquisition accounting process, XPO is currently evaluating these claims and the recent award to the seven claimants and will determine the fair value of these claims, if any, in the forthcoming measurement period. The Company has not established any reserve with respect to these matters as of March 31, 2014.

Pacer Acquisition Litigation

Between January 8 and January 16, 2014, five substantially identical putative class actions were filed in the Tennessee Chancery Court against the Company, Pacer and Pacer’s directors challenging the Company’s acquisition of Pacer. By stipulation and order dated February 18, 2014, the Chancery Court for Davidson County consolidated these cases under the caption In re Pacer International, Inc. Shareholder Litigation, No. 14-39-IV. The operative complaint in the consolidated case alleges, among other things, that the directors of Pacer breached their fiduciary duties to Pacer's shareholders in connection with the proposed acquisition of Pacer by XPO by agreeing to the proposed merger at an allegedly unfair price pursuant to a purportedly flawed and conflicted sales process, by including certain allegedly preclusive deal-protection measures, and by misrepresenting and/or omitting certain allegedly material information in the proxy statement relating to the transaction. The parties have reached an agreement in principle to settle all of these claims, which the Company continues to believe are without merit. The settlement remains subject to Court approval. There can be no assurance that the parties will ultimately enter into a definitive settlement agreement or that the Court will approve the settlement.

6. Debt

Debt Facilities

The Company may from time to time use debt financing for acquisitions and business start-ups, among other things. The Company also enters into long-term debt and capital leases with various third parties from time to time to finance certain operational equipment and other assets used in its business operations. Generally, these loans and capital leases bear interest at market rates, and are collateralized with accounts receivable, equipment and certain other assets of the Company.

As of March 31, 2014, the Company and certain of its wholly-owned subsidiaries, as borrowers, were parties to a $125.0 million multicurrency secured Revolving Loan Credit Agreement (the “Credit Agreement”) with the lender parties thereto and Morgan Stanley Senior Funding, Inc., as administrative agent for such lenders, with a commitment termination date of October 17, 2018.

The proceeds of the Credit Agreement may be used by the Company for ongoing working capital needs and other general corporate purposes, including strategic acquisitions. At March 31, 2014, the Company had no amount drawn under the Credit Agreement. The Company was in compliance, in all material respects, with all covenants related to the Credit Agreement as of March 31, 2014. Borrowings under the Credit Agreement bear interest at a per annum rate equal to, at the Company’s option, the one, two, three or six month (or such other period less than one month or greater than six months as the lenders may agree) LIBOR rate plus a margin of 1.75% to 2.25%, or a base rate plus a margin of 0.75% to 1.25%. The Company is required to pay an undrawn commitment fee equal to 0.25% or 0.375% of the quarterly average undrawn portion of the commitments under the Credit Agreement, as well as customary letter of credit fees. The margin added to LIBOR, or base rate, will depend on the quarterly average availability of the commitments under the Credit Agreement.

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

For additional information on the Company’s revolving debt facilities, refer to Note 14—Subsequent Events.

Convertible Senior Notes

At March 31, 2014, the Company had outstanding $120.7 million aggregate principal amount of 4.50% Convertible Senior Notes due October 1, 2017. Total unamortized debt issuance costs classified in other long-term assets at March 31, 2014 are $2.6 million. Interest is payable on the Notes on April 1 and October 1 of each year.

During the quarter ended March 31, 2014, the Company issued an aggregate of 795,814 shares of the Company’s common stock to certain holders of the Notes in connection with the conversion of $13.1 million aggregate principal amount of the Notes. The conversions were allocated to long-term debt and equity in the amounts of $10.5 million and $10.5 million, respectively. Certain of these transactions represented induced conversions pursuant to which the Company paid the holder a market-based premium in cash. The negotiated market-based premiums, in addition to the difference between the current fair value and the book value of the Notes, were reflected in interest expense. The number of shares of common stock issued in the foregoing transactions equals the number of shares of common stock presently issuable to holders of the Notes upon conversion under the original terms of the Notes.

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

The convertible senior notes may be redeemed by the Company on or after October 1, 2015 if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The Company may redeem the convertible senior notes in whole, but not in part, at a redemption price in cash equal to 100% of the principal amount to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, plus a make-whole premium payment. The “make whole premium” payment or delivery will be made, as the case may be, in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, equal to the present values of the remaining scheduled payments of interest on the convertible senior notes to be redeemed through October 1, 2017 (excluding interest accrued to, but excluding, the redemption date), computed using a discount rate equal to 4.5%. The make-whole premium is paid to holders whether or not they convert the convertible senior notes following the Company’s issuance of a redemption notice.

The following table outlines the Company’s debt obligations as of March 31, 2014 and December 31, 2013 (in thousands):

	Interest rates	Term (months)	As of March 31, 2014	As of December 31, 2013
Convertible senior notes	4.50%	60	$120,658	$133,742
Revolving credit facility	4.38%	60	—	75,000
Notes payable	N/A	N/A	2,017	2,205
Capital leases for equipment	14.15%	59	230	196

Total debt			122,905	211,143
Less: unamortized bond discount			(20,814)	(27,474)
Less: current maturities of long-term debt			(1,777)	(2,028)

Total long-term debt, net of current maturities			$100,314	$181,641

7. Goodwill

The following table is a roll-forward of goodwill from December 31, 2013 to March 31, 2014. The current period additions are the result of the goodwill recognized as excess purchase price in the acquisition of Pacer (in thousands):

	Expedited Transportation	Freight Forwarding	Freight Brokerage	Total
Goodwill at December 31, 2013	$58,412	$9,222	295,814	$363,448
Acquisitions and other adjustments	(3)	—	175,723	175,720

Goodwill at March 31, 2014	$58,409	$9,222	$471,537	$539,168

8. Stockholder’s Equity

On February 5, 2014, the Company closed a registered underwritten public offering of 15,000,000 shares of common stock, and on February 11, 2014, the Company closed as part of the same public offering the sale of an additional 2,250,000 shares as a result of the full exercise of the underwriters’ overallotment option, in each case at a price of $25.00 per share (together, the “February 2014 Offering”). The Company received $413.2 million in net proceeds from the February 2014 Offering after underwriting discounts and expenses.

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

9. Stock-Based Compensation

The following table summarizes the Company’s equity awards outstanding and exercisable as of December 31, 2013 and March 31, 2014:

	Options				Restricted Stock Units
	Options	Weighted Average Exercise Price	Exercise Price Range	Weighted Average Remaining Term	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	1,421,520	$11.02	$2.28 - $23.19	6.93	1,351,655	$13.26
Granted	15,000	$28.89	$27.69 - $31.28		598,808	$18.72
Exercised	(37,250)	$3.60	$2.96 - $16.98		(28,017)	$29.41
Forfeited	(14,000)	$16.88	$16.57 -$17.10		—	$—

Outstanding at March 31, 2014	1,385,270	$11.36	$2.28 - $31.28	6.97	1,922,446	$14.72

The stock-based compensation expense for outstanding RSUs was $1.8 million and $0.7 million for the three-month periods ended March 31, 2014 and 2013, respectively. Of the 1,922,446 outstanding RSUs, 748,697 vest subject to service conditions and 1,173,749 vest subject to service and a combination of market and performance conditions.

As of March 31, 2014, the Company had approximately $12.5 million of unrecognized compensation cost related to non-vested RSU compensation that is anticipated to be recognized over a weighted-average period of approximately 2.31 years. Remaining estimated compensation expense related to outstanding restricted stock-based grants is $4.1 million, $4.4 million, $3.4 million, $0.4 million and $0.2 million for the periods ending December 31, 2014, 2015, 2016, 2017 and 2018, respectively.

As of March 31, 2014, the Company had 682,870 options vested and exercisable and $3.7 million of unrecognized compensation cost related to stock options. The remaining estimated compensation expense related to the existing stock options is $1.3 million, $1.2 million, $0.9 million, $0.2 million and $0.1 million for the periods ended December 31, 2014, 2015, 2016, 2017 and 2018, respectively.

10. Income Taxes

The Company has determined its interim tax provision projecting an estimated annual effective tax rate. For the three-months ended March 31, 2014, the Company recorded an income tax benefit of $3.3 million, yielding an effective tax rate of 10.5%. The effective tax rate of 10.5% differed from the expected effective tax rate of 35% due primarily to the establishment of a partial valuation allowance on our federal and state deferred tax assets, non-deductible loss on convertible debt, other non-deductible amounts and the change in the mix of income among the jurisdictions in which we do business.

For the three-months ended March 31, 2013, the Company recorded income tax expense of $0.2 million yielding an effective tax rate of 1.6%. The effective tax rate of 1.6% differed from the expected effective tax rate of 35% due primarily to the effects of recording a tax valuation allowance against the income tax benefit for the first quarter of 2013.

The Company had a valuation allowance of $11.2 million as of March 31, 2014 primarily on the deferred tax assets generated for federal, state and foreign net operating losses where it is not more likely than not that the deferred tax assets will be utilized. The Company assesses the likelihood that its deferred tax assets will be recovered based upon the consideration of many factors, including the current economic climate, its expectations of future taxable income, its ability to project such income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company is using to manage its underlying businesses. Any reversal of the valuation allowance will favorably impact the Company’s results of operations in the period of reversal.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of March 31, 2014, the Company had not made a provision for U.S. or additional foreign withholding taxes for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration, if any exists. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

11. Earnings per Share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are computed by dividing net income available to common shareholders by the combined weighted average number of shares of common stock outstanding and the potential dilution of stock options, warrants, RSUs, convertible senior notes and Company’s Series A Convertible Perpetual Preferred Stock, par value $0.001 per share (“preferred stock”), outstanding during the period, if dilutive. The weighted average of potentially dilutive securities excluded from the computation of diluted earnings per share for the three-month periods ended March 31, 2014 and 2013 is shown per the table below.

	For the Three Months Ended March 31,
	2014	2013
Basic common stock outstanding	41,312,894	18,031,926

Potentially Dilutive Securities:
Shares underlying the conversion of preferred stock to common stock	10,503,286	10,610,714
Shares underlying the conversion of the convertible senior notes	7,741,643	8,749,239
Shares underlying warrants to purchase common stock	8,004,967	6,342,298
Shares underlying stock options to purchase common stock	529,385	550,611
Shares underlying restricted stock units	565,825	414,088

	27,345,106	26,666,950

Diluted weighted shares outstanding	68,658,000	44,698,876

The impact of this dilution was not reflected in the earnings per share calculations in the unaudited condensed consolidated statements of operations because the impact was anti-dilutive. The treasury method was used to determine the shares underlying warrants, stock options and RSUs for potential dilution with an average market price of $28.85 per share and $17.15 per share for the three-month periods ended March 31, 2014 and 2013, respectively.

12. Related Party Transactions

There were no related party transactions that occurred during the quarter ended March 31, 2014.

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

There were no other related party transactions that occurred during the year ended December 31, 2013.

13. Segment Reporting

The Company determines its operating segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it has five operating segments, which are aggregated into three reportable segments as described in Note 1 of the condensed consolidated financial statements.

These reportable segments are strategic business units through which the Company offers different services. The Company evaluates the performance of the segments primarily based on their respective revenues, net revenue margin and operating income. Accordingly, interest expense and other non-operating items are not reported in segment results. In addition, the Company has disclosed a corporate segment, which is not an operating segment and includes the costs of the Company’s executive and shared service teams, professional services such as legal and consulting, board of directors, and certain other corporate costs associated with operating as a public company. The Company allocates charges to the reportable segments for IT services, depreciation of IT fixed assets as well as centralized recruiting and training resources.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on various financial measures of the respective business segments. The chief operating decision maker does not review assets by segment for purposes of allocating resources and therefore assets by segment are not disclosed. The following schedule identifies select financial data for each of the Company’s reportable segments for the three-month periods ended March 31, 2014 and 2013, respectively (in thousands):

XPO Logistics, Inc.

Segment Data

(Unaudited)

(In thousands)

	Freight Brokerage	Expedited Transportation	Freight Forwarding	Corporate	Eliminations	Total
Three Months Ended March 31, 2014
Revenue	$231,689	$33,810	$19,506	$—	$(2,602)	$282,403
Operating (loss) income	(3,995)	3,746	552	(21,664)	—	(21,361)
Depreciation and amortization	8,993	1,612	100	568	—	11,273
Interest expense	12	2	—	10,044	—	10,058
Tax provision (benefit)	607	—	—	(3,906)	—	(3,299)
Goodwill	471,537	58,409	9,222	—	—	539,168
Three Months Ended March 31, 2013
Revenue	$78,230	$23,875	$16,233	$—	$(4,339)	$113,999
Operating (loss) income	(3,820)	753	372	(8,672)	—	(11,367)
Depreciation and amortization	1,014	268	88	184	—	1,554
Interest expense	2	2	—	3,060	—	3,064
Tax provision	41	—	—	181	—	222
Goodwill	46,066	11,616	9,222	—	—	66,904

14. Subsequent Events

Preferred Stock Dividend

On April 3, 2014, the Company’s board of directors approved the declaration of a dividend payable to holders of the preferred stock. The declared dividend equaled $10 per share of preferred stock as specified in the Certificate of Designation of the preferred stock. The total declared dividend equaled $0.7 million and was paid on April 15, 2014.

Amended and Restated Revolving Loan Credit Agreement

On April 1, 2014, XPO and certain of the Company’s wholly-owned subsidiaries, as borrowers (collectively, the “Borrowers”), entered into a $415.0 million multicurrency secured Amended and Restated Revolving Loan Credit Agreement (the “Amended Credit Agreement”) with the lender parties thereto and Morgan Stanley Senior Funding, Inc., as administrative agent for such lenders (the “Administrative Agent”), with a commitment termination date of October 17, 2018. The principal amount of the commitments under the Amended Credit Agreement may be increased by an aggregate amount of up to $100.0 million, subject to certain terms and conditions specified in the Amended Credit Agreement. The Amended Credit Agreement replaces and supersedes in its entirety the $125.0 million multicurrency secured Revolving Loan Credit Agreement that the Company entered into on October 18, 2013.

The proceeds of the Amended Credit Agreement may be used by the Company and its subsidiaries for ongoing working capital needs, other general corporate purposes, including strategic acquisitions, and fees and expenses in connection with the transaction. Borrowings under the Amended Credit Agreement bear interest at a per annum rate equal to, at the Company’s option, the one, two, three or six month (or such other period less than one month or greater than six months as the lenders may agree) LIBOR rate plus a margin of 1.75% to 2.25%, or a base rate plus a margin of 0.75% to 1.25%. The Borrowers are required to pay an undrawn commitment fee equal to 0.25% or 0.375% of the quarterly average undrawn portion of the commitments under the Amended Credit Agreement, as well as customary letter of credit fees. The margin added to LIBOR, or base rate, will depend on the Borrowers’ quarterly average availability of the commitments under the Amended Credit Agreement.

All obligations under the Amended Credit Agreement are secured by substantially all of the Borrowers’ assets and unconditionally guaranteed by certain of the Company’s subsidiaries, provided that no foreign subsidiary guarantees, and no assets of any foreign subsidiary secures, any obligations of any domestic Borrower. The Amended Credit Agreement contains representations, warranties and covenants that are customary for agreements of this type. Among other things, the covenants in the Amended Credit Agreement limit the ability of the Company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make certain investments and restricted payments; and enter into certain transactions with affiliates. In certain circumstances, the Amended Credit Agreement also requires the Company to maintain minimum EBITDA or, at the Company’s election, maintain a Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) of not less than 1.00 to 1.00. If an event of default under the Amended Credit Agreement shall occur and be continuing, the commitments thereunder may be terminated and the principal amount outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable. Certain subsidiaries acquired by the Company in the future may be excluded from the restrictions contained in certain of the foregoing covenants. The Company does not believe that the covenants contained in the Amended Credit Agreement will impair its ability to execute its strategy.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and other written reports and oral statements we make from time to time contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. In some cases, forward-looking statements can be identified by the use of forward-looking terms such as “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” or the negative of these terms or other comparable terms. However, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to a material difference include those discussed elsewhere in this Quarterly Report, the risks discussed in our other filings with the SEC and the following: economic conditions generally; competition; our ability to find suitable acquisition candidates and execute our acquisition strategy; the expected impact of acquisitions, including the expected impact on our results of operations; our ability to raise debt and equity capital; our ability to attract and retain key employees to execute our growth strategy; litigation, including litigation related to alleged misclassification of independent contractors; our ability to develop and implement a suitable information technology system; our ability to maintain positive relationships with our network of third-party transportation providers; our ability to retain our and acquired businesses’ largest customers; our ability to successfully integrate Pacer, National Logistics Management (“NLM”), 3PD and other acquired businesses and realize anticipated synergies and cost savings; rail and other network changes; weather and other service disruptions; and governmental regulation. All forward-looking statements set forth in this Quarterly Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. Forward-looking statements set forth in this Quarterly Report speak only as of the date hereof and we do not undertake any obligation to update forward-looking statements to reflect subsequent events or circumstances, changes in expectations or the occurrence of unanticipated events, except to the extent required by law.

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

Executive Summary

XPO Logistics, Inc. is a leading non-asset provider of transportation logistics services. We act as a middleman between shippers and carriers who outsource their transportation logistics to us as a third-party provider. As of March 31, 2014, we operated at 120 locations: 99 Company-owned branches and 21 agent-owned offices.

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

By executing our strategy, we have built leading positions in some of the fastest-growing sectors of transportation logistics. In North America, we are the fourth largest provider of freight brokerage services, which, driven by an outsourcing trend, is growing at two to three times the rate of Gross Domestic Product (“GDP”). Our acquisitions of 3PD Holding, Inc. (“3PD”) and Optima Service Solutions, LLC (“Optima”) in 2013 (further described below) made us the largest provider of heavy goods last-mile delivery logistics in North America, a $13 billion sector which, driven by outsourcing by big-box retailers and e-commerce, is growing at five to six times the rate of GDP. In part due to our acquisition of NLM in December of 2013, we now manage more expedited shipments than any other company in North America and have established a foothold in managed transportation. Expediting is growing due to a trend toward just-in-time inventories in manufacturing. Following the acquisition of Pacer in March of 2014, we are the third largest provider of intermodal services in North America and the largest provider of cross-border Mexico intermodal services, a sector that, driven by the efficiencies of long-haul rail and the growth of near-shoring of manufacturing in Mexico, is growing at three to five times the rate of GDP. We believe our broad service offering gives us a competitive advantage as many customers, particularly large shippers, focus their relationships on fewer, larger third party logistics providers with deep capacity across a wide range of services.

Our strategy has three main components:

•	Optimization of operations. We are continuing to optimize our existing operations by growing our sales force, implementing advanced information technology, cross-selling our services and leveraging our shared carrier capacity. We have a disciplined framework of processes in place for the recruiting, training and mentoring of newly hired employees. Our salespeople market our services to hundreds of thousands of small and medium-sized prospective customers. In addition, we have a strategic and national accounts team focused on developing business relationships with the largest shippers in North America. Our network is supported by our national operations center in Charlotte, North Carolina, which we opened in March of 2012, and by our information technology. We have a scalable platform in place across the Company, with sales, service, carrier and track-and-trace capabilities, as well as benchmarking and analysis. Most important to our growth strategy, we are developing a culture of passionate, world-class service for customers.

•	Acquisitions. We take a disciplined approach to acquisitions: we look for companies that are highly scalable and are a good strategic fit with our core competency. When we acquire a company, we seek to integrate it with our operations and scale it up by adding salespeople. We integrate the acquired operations with our technology platform, which connects them to our broader organization, and we give them access to our shared carrier pool. We gain more carriers, customers, lane histories and pricing histories with each acquisition, and in some cases an acquisition adds complementary services. We use these resources Company-wide to buy transportation more efficiently and to cross-sell a more complete supply chain solution to customers. Since the beginning of 2012, we have developed an active pipeline of targets. In 2012, we completed the acquisition of four non-asset third party logistics companies. We acquired another six companies in 2013, including 3PD, the largest non-asset, third party provider of heavy goods, last-mile logistics in North America, and NLM, the largest provider of web-based expedited transportation management in North America. On March 31, 2014, we acquired Pacer, the third largest provider of intermodal transportation services in North America. We plan to continue to acquire quality companies that fit our strategy for growth.

•	Cold-starts. We believe that cold-starts can generate high returns on invested capital because of the relatively low investment required and the large component of variable-based incentive compensation. We are currently ramping up 24 cold-starts: 11 in Freight Brokerage, 12 in Freight Forwarding and one in Expedited Transportation. We seek to locate our Freight Brokerage cold-starts in prime areas for sales recruitment. We plan to continue to open cold-start locations where we see the potential for strong returns.

Acquisition of Pacer International

On January 5, 2014, we entered into the Merger Agreement with Pacer. On March 31, 2014, we completed the acquisition of Pacer pursuant to the terms of the Pacer Merger Agreement whereby Acquisition Sub, Inc., a wholly-owned subsidiary of XPO, merged with and into Pacer with Pacer continuing as the surviving corporation and an indirect wholly-owned subsidiary of XPO. The Pacer Transaction was effective on March 31, 2014. The fair value of the total consideration paid under the Pacer Merger Agreement was $331.5 million and consisted of $222.7 million of cash payable at the time of closing and $108.8 million representing the fair value of 3.7 million shares of our common stock.

Restructuring

On March 31, 2014, the Company initiated a facility rationalization and severance program to close facilities and reduce employment in order to improve efficiency and profitability in conjunction with its acquisition of Pacer. The program includes facility exit activities and employment reduction initiatives.

Amended Revolving Loan Credit Agreement

On April 1, 2014, we and certain of our wholly-owned subsidiaries entered into a $415.0 million multicurrency secured revolving loan facility with a commitment termination date of October 17, 2018. The principal amount of the commitments under the amended credit facility may be increased by an aggregate amount of up to $100.0 million, subject to certain terms and conditions specified in the Amended Credit Agreement. The Amended Credit Agreement replaces and supersedes in its entirety the $125.0 million multicurrency secured Credit Agreement that we entered into on October 18, 2013. We can use the proceeds of the Amended Credit Agreement for ongoing working capital needs and other general corporate purposes, including strategic acquisitions.

Common Stock Offerings

On February 5, 2014, we closed a registered underwritten public offering of 15,000,000 shares of common stock, and on February 11, 2014 we closed as part of the same public offering the sale of an additional 2,250,000 shares as a result of the full exercise of the underwriters’ overallotment option, in each case at a price of $25.00 per share (together, the “February 2014 Offering”). We received $413.2 million in net proceeds from the February 2014 Offering after underwriting discounts and expenses.

Convertible Debt Conversions

To date, we have entered into transactions pursuant to which we have issued an aggregate of 1,405,068 shares of our common stock to certain holders of the 4.50% Convertible Senior Notes due October 1, 2017 in connection with the conversion of $23.1 million aggregate principal amount of the Notes. Certain of these transactions included induced conversions pursuant to which we paid the holder a market-based premium in cash. The negotiated market-based premiums, in addition to the difference between the current fair value and the book value of the Notes, are reflected in interest expense. The number of shares of common stock issued in the foregoing transactions equals the number of shares of common stock presently issuable to holders of the Notes upon conversion under the original terms of the Notes.

Statement of Operations Presentation

Certain prior period statement of operations line items have been conformed to the 2014 presentation, including the retitling of direct expense to cost of purchased transportation and services and the addition of the direct operating expense category. The conformed line items had no impact on previously reported income. The conformed statements of operations data for the years ended December 2013, 2012 and 2011 and the three-months ended March 31, June 30, September 30, and December 31, 2013 are shown below on a consolidated basis and for the Freight Brokerage segment.

XPO Logistics, Inc.

Prior Period Results Conformed to 2014 Presentation

Statements of Operations Data

(Unaudited)

(In thousands)

AS CONFORMED	For the Year Ended		For the Three Months Ended				For the Year Ended
	December 31, 2011	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	December 31, 2013
Revenue	$177,076	$278,591	$113,999	$137,091	$193,982	$257,231	$702,303
Cost of purchased transportation and services	147,298	237,765	97,739	117,751	159,147	204,159	578,796

Net revenue	29,778	40,826	16,260	19,340	34,835	53,072	123,507

Direct operating expense	—	—	—	—	2,077	4,278	6,355
SG&A expense
Salaries & benefits	16,338	39,278	18,048	20,491	26,948	34,799	100,286
Other SG&A expense	3,937	11,616	4,262	5,198	8,067	7,762	25,289
Purchased services	6,733	15,388	3,815	5,914	7,805	5,741	23,275
Depreciation and amortization	1,046	2,508	1,502	1,752	8,357	9,016	20,627

Total SG&A expense	28,054	68,790	27,627	33,355	51,177	57,318	169,477

Operating income (loss)	$1,724	$(27,964)	$(11,367)	$(14,015)	$(18,419)	$(8,524)	$(52,325)

Freight Brokerage

Prior Period Results Conformed to 2014 Presentation

Statements of Operations Data

(Unaudited)

(In thousands)

AS CONFORMED	For the Year Ended		For the Three Months Ended				For the Year Ended
	December 31, 2011	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	December 31, 2013
Revenue	$29,186	$125,121	$78,230	$95,360	$152,616	$215,183	$541,389
Cost of purchased transportation and services	24,489	108,996	68,164	82,793	124,966	169,371	445,294

Net revenue	4,697	16,125	10,066	12,567	27,650	45,812	96,095

Direct operating expense	—	—	—	—	2,077	4,278	6,355
SG&A expense
Salaries & benefits	2,484	15,171	10,163	12,367	17,442	24,554	64,526
Other SG&A expense	716	3,590	1,895	3,031	5,172	6,022	16,120
Purchased services	148	1,695	814	979	1,763	2,068	5,624
Depreciation and amortization	44	1,223	1,014	1,180	4,611	8,087	14,892

Total SG&A expense	3,392	21,679	13,886	17,557	28,988	40,731	101,162

Operating income (loss)	$1,305	$(5,554)	$(3,820)	$(4,990)	$(3,415)	$803	$(11,422)

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

This discussion and analysis also refers from time to time to Expedited Transportation’s international operations. These operations involve the transportation of freight shipments that originate in or are delivered to either Canada or Mexico. These freight shipments either originate in or are delivered to the United States, and therefore only a portion of the freight movement actually takes place in Canada or Mexico. This service is provided to domestic customers who pay primarily in U.S. dollars. We discuss this freight separately because our Expedited Transportation segment has developed an expertise in cross-docking freight at the border through the utilization of Canadian and Mexican carriers.

This discussion and analysis also refers from time to time to our Freight Forwarding international operations. These freight movements also originate in or are delivered to the United States and are primarily paid for in U.S. dollars.

The following section describes some of our revenue and expense categories and is provided to facilitate investors’ understanding of the discussion of our financial results below.

Revenue

Revenue is generated through the rates, fuel surcharges and other fees we charge our customers for our portfolio of freight transportation services and is impacted by changes in volume, product mix, length of haul and route changes. The freight transportation services we provide include truckload, less-than-truckload, and intermodal brokerage, last-mile delivery logistics services, time-critical, urgent shipment solutions, and freight forwarding.

Cost of purchased transportation and services

Cost of purchased transportation and services is primarily attributable to the cost of procuring freight transportation services for our customers, commissions paid to independent station owners in our freight forwarding business, and insurance and truck leasing expense in our expedited business. Our non-asset operating model provides transportation capacity through variable cost third-party transportation arrangements, therefore enabling us to be flexible to adapt to changes in economic or industry conditions. Our primary means of providing capacity are through our base of independent owner operators and contract carriers for ground transportation and air charter services in Expedited Transportation and our network of independent truck, rail, ocean and air carriers in Freight Brokerage and Freight Forwarding.

Net revenue

Net revenue is total revenue less the cost of purchased transportation and services. This discussion and analysis refers from time to time to net revenue margin. We use the term net revenue margin to refer to the quotient, expressed as a percentage, of net revenue divided by revenue.

Direct operating expense

Direct operating expense includes both the fixed and variable operating costs of the warehousing facilities related to our freight brokerage last mile operations. Operating costs of our last mile warehousing facilities consist mainly of labor, rent, maintenance, utilities and other facility related costs.

Sales, general and administrative expense

Sales, general and administrative expense consists of costs relating to customer acquisition, carrier procurement, billing, customer service, salaries and related expenses of the executive and administrative staff, acquisition-related costs, office expenses, technology services, professional fees and other purchased services relating to the aforementioned functions, and depreciation and amortization expense.

XPO Logistics, Inc.

Consolidated Summary Financial Table

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,		Percent of Revenue		Change
	2014	2013	2014	2013	%
Revenue	$282,403	$113,999	100.0%	100.0%	147.7%
Cost of purchased transportation and services	224,006	97,739	79.3%	85.7%	129.2%

Net revenue	58,397	16,260	20.7%	14.3%	259.1%

Direct operating expense	3,880	—	1.4%	0.0%	100.0%
SG&A expense
Salaries & benefits	41,159	18,048	14.6%	15.8%	128.1%
Other SG&A expense	13,266	4,262	4.7%	3.7%	211.3%
Purchased services	10,214	3,815	3.6%	3.3%	167.7%
Depreciation & amortization	11,239	1,502	4.0%	1.3%	648.3%

Total SG&A expense	75,878	27,627	26.9%	24.1%	174.7%

Operating loss	(21,361)	(11,367)	-7.6%	-9.8%	87.9%

Other expense (income)	15	(109)	0.0%	-0.1%	-113.8%
Interest expense	10,058	3,064	3.6%	2.7%	228.3%

Loss before income tax	(31,434)	(14,322)	-11.2%	-12.4%	119.5%
Income tax (benefit) expense	(3,299)	222	-1.2%	0.2%	-1586.0%

Net loss	$(28,135)	$(14,544)	-10.0%	-12.6%	93.4%

Consolidated Results

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Our consolidated revenue for the first quarter of 2014 increased 147.7% to $282.4 million from $114.0 million in the first quarter of 2013. This increase was driven largely by the increased revenues due to the acquisitions of 3PD, NLM, Optima, Interide, Covered, and East Coast Air Charter as well as the revenue attributable to the growth of our Freight Brokerage cold-start locations.

Total net revenue dollars for the first quarter of 2014 increased 259.1% to $58.4 million from $16.3 million in the first quarter of 2013. Net revenue margin was 20.7% in the first quarter of 2014 as compared to 14.3% in the first quarter of 2013. The increase in net revenue margin primarily relates to the acquisitions of high-margin 3PD and NLM.

Direct operating expense for the first quarter of 2014 was $3.9 million, or 1.4% as a percentage of revenue. Direct operating expense increased due to the acquisition of 3PD which included certain warehousing operations. Prior to the acquisition of 3PD in August 2013, we had no such warehousing operations.

Sales, general and administrative (“SG&A”) expense as a percentage of revenue increased to 26.9% in the first quarter of 2014 as compared to 24.1% in the first quarter of 2013. SG&A expense increased by $48.3 million in the first quarter of 2014 compared to the first quarter of 2013 due to: acquisitions; sales force recruitment; investment in technology; costs associated with our new Freight Brokerage offices; and restructuring, integration and transaction costs related to the acquisition of Pacer.

Interest expense for the first quarter of 2014 increased 228.3% to $10.1 million from $3.1 million in the first quarter of 2013 mainly due to an undrawn debt commitment fee of $4.5 million in relation to our acquisition of Pacer, interest expense related to the conversion of our convertible senior notes of $2.3 million, and $0.4 million of interest expense related to our revolving credit agreement.

For the first quarter of 2014, the Company recorded an income tax benefit of $3.3 million, yielding an effective tax rate of 10.5%. The effective tax rate of 10.5% differed from the Federal statutory rate of 35% due primarily to the establishment of a partial valuation allowance on our federal and state deferred tax assets, non-deductible loss on convertible debt, other non-deductible amounts and the change in the mix of income among the jurisdictions in which we do business. For the first quarter of 2013, the Company recorded an income tax expense of $0.2 million, yielding an effective tax rate of 1.6%. The effective tax rate of 1.6% differed from the Federal statutory rate of 35% due primarily due to the effects of recording a tax valuation allowance against the income tax benefit for the first quarter of 2013.

The increase in net loss was due primarily to higher SG&A expenses and interest expense.

Freight Brokerage

Summary Financial Table

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,		Percent of Revenue		Change
	2014	2013	2014	2013	%
Revenue	$231,689	$78,230	100.0%	100.0%	196.2%
Cost of purchased transportation and services	187,372	68,164	80.9%	87.1%	174.9%

Net revenue	44,317	10,066	19.1%	12.9%	340.3%

Direct operating expense	3,880	—	1.7%	0.0%	100.0%
SG&A expense
Salaries & benefits	25,526	10,163	11.0%	13.0%	151.2%
Other SG&A expense	7,841	1,895	3.4%	2.4%	313.8%
Purchased services	2,072	814	0.9%	1.0%	154.5%
Depreciation & amortization	8,993	1,014	3.9%	1.3%	786.9%

Total SG&A expense	44,432	13,886	19.2%	17.7%	220.0%

Operating loss	$(3,995)	$(3,820)	-1.8%	-4.8%	4.6%

Freight Brokerage

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenue in our Freight Brokerage segment increased by 196.2% to $231.7 million in the first quarter of 2014 compared to $78.2 million in the first quarter of 2013. Revenue growth was primarily due to the acquisitions of 3PD, Optima, Interide and Covered, as well as revenue growth from our Freight Brokerage cold-start sales locations. Headcount in our Freight Brokerage segment increased to 2,331 from 668 as of March 31, 2014 and 2013, respectively.

Freight Brokerage’s net revenue dollars increased 340.3% to $44.3 million in the first quarter of 2014 from $10.1 million in the first quarter of 2013. Freight Brokerage’s net revenue margin was 19.1% in the first quarter of 2014 as compared to 12.9% in the first quarter of 2013. The increase in net revenue margin was due to the acquisitions of high-margin last-mile logistics providers 3PD and Optima in 2013 and improvement in our existing business.

Direct operating expense for the first quarter of 2014 was $3.9 million, or 1.7% as a percentage of revenue. Direct operating expense increased due to the acquisition of 3PD which included certain warehousing operations. Prior to the acquisition of 3PD in August 2013, we had no such warehousing operations.

SG&A expense increased to $44.4 million in the first quarter of 2014 from $13.9 million in the first quarter of 2013. The increase in SG&A expense was due to acquisitions, sales force expansion, technology and training, as well as increased intangible asset amortization relating to the acquisition of 3PD. As a percentage of revenue, SG&A expense increased to 19.2% in the first quarter of 2014 as compared to 17.7% in the first quarter of 2013.

Our Freight Brokerage operations generated an operating loss of $4.0 million in the first quarter of 2014 compared to a loss of $3.8 million in the first quarter of 2013.

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

Expedited Transportation

Summary Financial Table

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,		Percent of Revenue		Change
	2014	2013	2014	2013	%
Revenue	$33,810	$23,875	100.0%	100.0%	41.6%
Cost of purchased transportation and services	22,442	20,067	66.4%	84.1%	11.8%

Net revenue	11,368	3,808	33.6%	15.9%	198.5%

SG&A expense
Salaries & benefits	4,154	1,945	12.3%	8.1%	113.6%
Other SG&A expense	1,456	604	4.3%	2.5%	141.1%
Purchased services	434	289	1.3%	1.2%	50.2%
Depreciation & amortization	1,578	217	4.7%	0.9%	627.2%

Total SG&A expense	7,622	3,055	22.6%	12.7%	149.5%

Operating income	$3,746	$753	11.0%	3.2%	397.5%

Note: Total depreciation and amortization for the Expedited Transportation operating segment included in both direct expense and SG&A was $1,612 and $268 for the three-month periods ended March 31, 2014 and 2013, respectively.

Expedited Transportation

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenue in our Expedited Transportation segment increased 41.6% to $33.8 million in the first quarter of 2014 from $23.9 million in the first quarter of 2013. This growth was driven by the acquisitions of NLM and East Coast Air Charter as well as organic growth due to an increase in demand in the expedited market.

Expedited Transportation net revenue dollars increased 198.5% to $11.4 million in the first quarter of 2014 from $3.8 million in the first quarter of 2013. Expedited Transportation net revenue margin was 33.6% in the first quarter of 2014 as compared to 15.9% in the first quarter of 2013. The increase in net revenue margin is primarily attributable to the acquisition of NLM which recognizes revenue on a net basis and generated $6.4 million of gross and net revenue. Excluding NLM, our expedited net revenue margin improved primarily as a result of higher revenue per mile.

SG&A expense increased 149.5% to $7.6 million in the first quarter of 2014 from $3.1 million in the first quarter of 2013. The increase was due to the acquisitions of NLM and East Coast Air Charter. As a percentage of revenue, SG&A expense increased to 22.6% in the first quarter of 2014 compared to 12.7% in the first quarter of 2013.

Operating income increased to $3.7 million in the first quarter of 2014 compared to $0.8 million in the first quarter of 2013. The increase in operating income was primarily related to the acquisitions of NLM and East Coast Air Charter and organic improvement in profitability.

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

Freight Forwarding

Summary Financial Table

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,		Percent of Revenue		Change
	2014	2013	2014	2013	%
Revenue	$19,506	$16,233	100.0%	100.0%	20.2%
Cost of purchased transportation and services	16,793	13,847	86.1%	85.3%	21.3%

Net revenue	2,713	2,386	13.9%	14.7%	13.7%

SG&A expense
Salaries & benefits	1,635	1,433	8.4%	8.8%	14.1%
Other SG&A expense	349	403	1.8%	2.5%	-13.4%
Purchased services	77	90	0.4%	0.6%	-14.4%
Depreciation & amortization	100	88	0.5%	0.5%	13.6%

Total SG&A expense	2,161	2,014	11.1%	12.4%	7.3%

Operating income	$552	$372	2.8%	2.3%	48.4%

Freight Forwarding

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenue in our Freight Forwarding segment increased 20.2% to $19.5 million in the first quarter of 2014 from $16.2 million in the first quarter of 2013. The increase was primarily the result of increased volume in our existing operations as well as the opening of new freight forwarding locations.

Freight Forwarding’s net revenue dollars increased 13.7% to $2.7 million in the first quarter of 2014 from $2.4 million in the first quarter of 2013. The increase in net revenue dollars was driven by an increase in volume. Freight Forwarding net revenue margin decreased to 13.9% in the first quarter of 2014 as compared to 14.7% in the first quarter of 2013. The decrease in net revenue margin was primarily driven by an increase in international shipments, which typically generate higher revenue, but at a lower margin, than domestic shipments.

SG&A expense increased 7.3% to $2.2 million in the first quarter of 2014 from $2.0 million in the first quarter of 2013. As a percentage of revenue, SG&A expense decreased to 11.1% in the first quarter of 2014 as compared to 12.4% in the first quarter of 2013.

Operating income was $0.6 million in the first quarter of 2014 compared to income of $0.4 million in the first quarter of 2013. The increase in operating income was primarily related to growth in net revenue.

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

XPO Corporate

Summary of Sales, General and Administrative Expense

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,		Percent of Consolidated Revenue		Change
	2014	2013	2014	2013	%
SG&A expense
Salaries & benefits	9,844	4,507	3.5%	4.0%	118.4%
Other SG&A expense	3,620	1,359	1.3%	1.2%	166.4%
Purchased services	7,632	2,622	2.7%	2.3%	191.1%
Depreciation & amortization	568	184	0.2%	0.2%	208.7%

Total SG&A expense	$21,664	$8,672	7.7%	7.7%	149.8%

Corporate

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Corporate SG&A expense in the first quarter of 2014 increased by $13.0 million compared to the first quarter of 2013. Salaries and benefits increased due to the costs of restructuring at Pacer and an increase in headcount in corporate shared services. Purchased services increased in the first quarter of 2014 due largely to acquisition-related transaction costs.

Corporate SG&A for the first quarter of 2014 included: $6.4 million of restructuring charges related to the acquisition of Pacer, including $0.8 million of non-cash share based compensation; $4.6 million of acquisition-related transaction costs; $1.2 million of litigation-related legal costs; and $1.4 million of non-cash share based compensation.

Liquidity and Capital Resources

General

As of March 31, 2014, immediately following the acquisition of Pacer, we had $211.0 million of working capital, including cash of $143.9 million, compared to working capital of $70.7 million, including cash of $21.5 million, as of December 31, 2013. This increase of $140.3 million in working capital during the three-month period was mainly due to the common stock offering in February 2014 offset by cash used for the acquisition of Pacer, operations and capital expenditures.

We continually evaluate our liquidity requirements, capital needs and availability of capital resources based on our operating needs and our planned growth initiatives. In addition to our existing cash balances and net cash provided by operating activities, in certain circumstances we may also use debt financings and issuances of equity or equity-related securities to fund our operating needs and growth initiatives. See discussion below in Debt Facilities regarding our new amended $415.0 million multicurrency secured revolving loan credit facility.

We believe that our existing cash balances and availability under our new amended revolving credit facility will be sufficient to finance our existing operations.

Cash Flow

During the first three months of 2014, $8.7 million was used in cash from operations compared to $28.0 million used for the comparable period in 2013. The primary use of cash for the period was payment of transportation services and various SG&A expenses.

Cash generated from revenue equaled $226.9 million for the first three months of 2014 as compared to $104.2 million for the same period in 2013 and correlates directly with the revenue increase between the two periods. Cash flow increases are related primarily to volume increases between the periods ended March 31, 2014 and 2013.

Cash used for payment of transportation services for the first three months of 2014 equaled $192.0 million as compared to $97.1 million for the same period in 2013. The increase in cash outflows between the two periods also directly correlates to the increase in revenues between the two periods.

Other operating uses of cash included SG&A items, which equaled $41.8 million and $31.2 million for the three-month periods ended March 31, 2014 and 2013, respectively. Payroll represents the most significant SG&A item. For the first three months of 2014, cash used for payroll equaled $20.6 million as compared to $13.4 million for the same period in 2013.

Investing activities used approximately $194.7 million during the first three months of 2014 compared to a use of $17.5 million from these activities during the same period in 2013. During the first three months of 2014, $191.0 million was used in acquisitions and $3.9 million was used to purchase fixed assets offset by $0.2 million generated by other investing activities. During the same period in 2013, $16.5 million was used in acquisitions and $1.1 million was used to purchase fixed assets while $0.1 million was received from other investing activities.

Financing activities generated approximately $325.8 million for the first three months of 2014, compared to $0.6 million used for the same period in 2013. Our main source of cash from financing activities during the first three months of 2014 was the $413.2 million of net proceeds from the issuance of stock while our primary uses of cash were the $75.0 million used to repay borrowings on the revolving credit facility, payment of $11.3 million as collateral for Pacer’s outstanding letters of credit upon termination of their separate credit agreement, dividends paid to preferred stockholders of $0.7 million and $0.4 million used for other financing activities. During the same period in 2013, our primary use of cash was the dividend paid to preferred stockholders of $0.7 million offset by $0.1 of cash generated from other financing activities during the period.

Debt Facilities

On April 1, 2014, we and certain of our wholly-owned subsidiaries, as borrowers, entered into the $415.0 million multicurrency secured Amended Credit Agreement with the lender parties thereto and Morgan Stanley Senior Funding, Inc., as administrative agent for such lenders (the “Administrative Agent”), with a maturity of five years. The principal amount of the commitments under the Amended Credit Agreement may be increased by an aggregate amount of up to $100.0 million, subject to certain terms and conditions specified in the Amended Credit Agreement. The Amended Credit Agreement replaces and supersedes in its entirety the $125.0 million multicurrency secured Revolving Loan Credit Agreement that we entered into on October 18, 2013.

The proceeds of the Amended Credit Agreement may be used by us and our subsidiaries for ongoing working capital needs, other general corporate purposes, including strategic acquisitions, and fees and expenses in connection with the transaction. Borrowings under the Amended Credit Agreement will bear interest at a per annum rate equal to, at our option, the one, two, three or six month (or such other period less than one month or greater than six months as the lenders may agree) LIBOR rate plus a margin of 1.75% to 2.25%, or a base rate plus a margin of 0.75% to 1.25%. The Borrowers are required to pay an undrawn commitment fee equal to 0.25% or 0.375% of the quarterly average undrawn portion of the commitments under the Amended Credit Agreement, as well as customary letter of credit fees. The margin added to LIBOR, or base rate, will depend on our quarterly average availability of the commitments under the Amended Credit Agreement.

All obligations under the Amended Credit Agreement are secured by substantially all of our assets and unconditionally guaranteed by certain of our subsidiaries, provided that no foreign subsidiary guarantees, and no assets of any foreign subsidiary secure, any obligations of any domestic Borrower. The Amended Credit Agreement contains representations, warranties and covenants that are customary for agreements of this type. Among other things, the covenants in the Amended Credit Agreement limit our ability to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make certain investments and restricted payments; and enter into certain transactions with affiliates. In certain circumstances, the Amended Credit Agreement also requires us to maintain minimum EBITDA or, at our election, maintain a Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) of not less than 1.00 to 1.00. If an event of default under the Amended Credit Agreement occurs and is continuing, the commitments thereunder may be terminated and the principal amount outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable. Certain subsidiaries acquired by us in the future may be excluded from the restrictions contained in certain of the foregoing covenants. We do not believe that the covenants contained in the Amended Credit Agreement will impair our ability to execute our strategy.

Contractual Obligations

The following table reflects our contractual obligations as of March 31, 2014 (in thousands):

	Payments Due by Period
		Less than 1	1 to 3	3 to 5	More than 5
Contractual Obligations	Total	Year	Years	Years	Years
Capital leases payable	$230	$58	$128	$44	$—
Notes payable	2,017	1,721	296	—	—
Operating/real estate leases	168,643	68,849	65,248	25,051	9,495
Purchase commitments	22,362	10,720	9,296	2,346	—
Employment contracts	18,588	7,911	10,677	—	—
Severance	3,618	3,208	410	—	—
Convertible senior notes	139,662	5,430	10,859	123,373	—

Total contractual cash obligations	$355,120	$97,897	$96,914	$150,814	$9,495

In addition to the obligations in the table above, we are contractually obligated to pay up to $22.0 million of purchase price holdbacks retained in connection with acquisitions, subject to resolution of, and set-off with respect to, any indemnifiable claims. The timing of such payments depends on the resolution of the underlying idemnifable claims, and we cannot predict when such payments may be due. We do not have any other material commitments that have not been disclosed elsewhere.

Off-Balance Sheet Arrangements

We are not a party to any transactions that would be considered “off-balance sheet arrangements” under Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies

The preparation of condensed consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions. In certain circumstances, those estimates and assumptions can affect amounts reported in the accompanying unaudited condensed consolidated financial statements. We have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts will be reported related to the accounting policies described above. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. Note 2 of the “Notes to Consolidated Financial Statements” in the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013 includes a summary of our critical accounting policies. For the period ended March 31, 2014, there were no significant changes to our critical accounting policies.

New Pronouncements

No applicable new accounting pronouncements were noted during the period ended March 31, 2014.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates.

Interest Rate Risk. As of March 31, 2014, we held $157.2 million of cash and restricted cash in cash depository and money market funds held in depository accounts at ten financial institutions. The primary market risk associated with these investments is liquidity risk. We have exposure to changes in interest rates on our revolving credit facility. The interest rates on our revolving credit facility fluctuate based on LIBOR or a base rate plus an applicable margin. Assuming our $125.0 million revolving credit facility was fully drawn at March 31, 2014, a hypothetical 100-basis-point change in the interest rate would increase our annual interest expense by $1.3 million. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates.

Foreign Currency Exchange Risk. Our Canadian-based businesses and results of operations are exposed to movements in the U.S. dollar to Canadian dollar foreign currency exchange rate. A portion of our revenue is denominated in Canadian dollars. If the U.S. dollar strengthens against the Canadian dollar, our revenues reported in U.S. dollars would decline. With regard to operating expense, our primary exposure to foreign currency exchange risk relates to operating expense incurred in Canadian dollars. If the Canadian dollar strengthens, costs reported in U.S. dollars will increase. Movements in the U.S. dollar to Canadian dollar foreign currency exchange rate did not have a material effect on our revenue during the three-month period ending March 31, 2014. A hypothetical ten percent change in average exchange rates versus the U.S. dollar would not have resulted in a material change to our earnings.

From time to time, we use foreign currency forward contracts to reduce part of the variability in certain forecasted Canadian dollar denominated cash flows. Generally, these instruments are for maturities of six months or less. We consider several factors when evaluating hedges of our forecasted foreign currency exposures, such as significance of the exposure, offsetting economic exposures and potential costs of hedging. We do not enter into derivative transactions for purposes other than hedging economic exposures. At March 31, 2014, we had no outstanding forward contracts to reduce the variability in our Canadian dollar denominated revenues and operating expenses.

Convertible Debt Outstanding. The fair market value of our outstanding issue of convertible senior notes is subject to interest rate and market price risk due to the convertible feature of the notes and other factors. Generally the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the notes may also increase as the market price of our stock rises and decrease as the market price of our stock falls. Interest rate and market value changes affect the fair market value of the convertible senior notes, and may affect the prices at which we would be able to repurchase such convertible senior notes were we to do so. These changes do not impact our financial position, cash flows or results of operations. For additional information on the fair value of our outstanding convertible senior notes, refer to Note 2—Basis of Presentation and Significant Accounting Policies.

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

Changes in internal controls. Except as described below, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. On March 31, 2014, the Company completed its acquisition of Pacer and is in the process of integrating the acquired business into the Company’s overall internal controls over financial reporting process. For additional information on the acquisition of Pacer, refer to Note 3—Acquisitions.

Part II—Other Information

Item 1. Legal Proceedings.

We are involved, and will continue to be involved, in numerous legal proceedings arising out of the conduct of our business. These proceedings may include, among other matters, claims for property damage or personal injury incurred in connection with the transportation of freight and employment-related claims, including claims involving asserted breaches of employee restrictive covenants and tortious interference with contract. These proceedings also include numerous purported class-action lawsuits, multi-plaintiff and individual lawsuits and state tax and other administrative proceedings that claim that our owner operators or contract carriers should be treated as employees, rather than independent contractors. These lawsuits and proceedings may seek substantial monetary damages (including claims for unpaid wages, overtime, failure to provide meal and rest periods, unreimbursed business expenses and other items), injunctive relief, or both.

We believe that we have adequately accrued for, or have adequate purchase price holdbacks with respect to, the potential impact of loss contingencies that are probable and reasonably estimable, and there was no indication of a reasonable possibility that a material loss, or additional material loss (including in excess of any applicable purchase price holdback), may have been incurred. We do not believe that the ultimate resolution of any matters to which we are presently party will have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors.

In addition to the information on risk factors set forth in this Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, you should carefully consider the following risk factors which could materially affect our business, financial condition or future results. Except as set forth below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.

The cross-border agreement with Union Pacific may adversely affect our operating income over time.

In October 2012, our Pacer subsidiary entered into a multi-year agreement with Union Pacific to arrange, manage and provide wholesale intermodal services for automotive parts shipments between the United States and Mexico under which Pacer acts as Union Pacific's manager for cross-border shipments and provides rail container and chassis management services for Union Pacific in Mexico and is compensated on a fee basis for such services and the use of its equipment. The margin contribution from this business in future years will be primarily dependent on (1) the volume of US-Mexico automotive parts shipments via the network that we manage under the agreement; (2) the volume of Pacer equipment used via the network that we manage versus rail or other equipment; and (3) the amount of selling, general and administrative costs incurred to run this business. Over the remaining term of the agreement, our revenue and margin for the services and equipment provided under the agreement will decline absent growth in our retail direct US-Mexico business and will also continue to be dependent on the previously mentioned factors. If there are unfavorable changes in any of the aforementioned factors, our revenues, as well as our results of operations and cash flows, could be adversely affected.

Union Pacific is the primary source for the containers and chassis used in our intermodal operations and any failure by Union Pacific to provide us with containers and chassis when required would adversely affect our revenues and ability to service our customers.

Union Pacific is the primary supplier and servicer of the 53-ft containers used in our intermodal business as well as of the chassis used on the Union Pacific network. We have the ability under these arrangements with Union Pacific to increase or decrease our equipment fleet periodically. The refusal or failure of Union Pacific to provide us with additional containers and chassis when required, or its failure to adequately and timely service the containers or chassis we use, would have an adverse effect on our business and results of operations.

Our business may be affected by any adverse change to relationships with railroad service providers upon the expiration or renewal of such contracts.

Our rail contracts, which have varied expiration dates, contain specific contract rates and other negotiated provisions that enable us to provide competitive intermodal transportation rates and services to our customers. Our loss of one or more of these rail contracts, or failure to enter into renewal or replacement contracts with comparably favorable terms upon expiration of the current contracts, could materially adversely affect our business, results of operations and cash flows. While we expect to be able to continue to obtain competitive terms and conditions from our railroad vendors, no assurance can be given that such terms and conditions will be comparable to those in our current rail contracts.

Our transportation suppliers could provide preferences to their own internal competing operations and to others, which would decrease our profitability.

Our intermodal operations compete in some cases with the intermodal service and equipment offerings of our rail transportation providers as well as with other transportation service providers. For example, CSX and Union Pacific, two of our primary rail transportation providers, offer transcontinental and other long-haul intermodal transportation services and equipment capacity that compete with our intermodal operations. If our rail transportation providers offer preferences and container capacity to their internal service offerings or to other customers, these preferences, such as lower rates, more access to capacity or faster terminal services, could have a material adverse effect on the profitability of our operations and on our ability to continue to provide efficient intermodal services to our customers.

Our international operations subject us to various operational and financial risks which could adversely affect our business.

The services we provide outside of the United States subject us to risks resulting from changes in tariffs, trade restrictions, trade agreements, tax policies, difficulties in managing or overseeing foreign operations and agents, different liability standards, required compliance with anti-corruption and anti-bribery laws in the jurisdictions in which we operate including the Foreign Corrupt Practices Act and the U.K. Bribery Act, and intellectual property laws of countries which do not protect our rights in our intellectual property, including but not limited to, our proprietary information systems, to the same extent as the laws of the United States. The occurrence or consequences of any of these factors may restrict our ability to operate in the affected region and/or decrease the profitability of our operations in that region. As we expand our business in foreign countries, we will also be exposed to increased risk of loss from foreign currency fluctuations and exchange controls.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

2.1*+	Agreement and Plan of Merger, dated as of January 5, 2014, by and among Pacer International, Inc., XPO Logistics, Inc. and Acquisition Sub, Inc. (incorporated by reference to Exhibit 2.1 to XPO’s Current Report on Form 8-K filed with the SEC on January 6, 2014 (File No. 001-32172)).

10.1*	Amended and Restated Revolving Loan Credit Agreement, dated as of April 1, 2014, by and among XPO Logistics, Inc. and certain subsidiaries, Morgan Stanley Bank, N.A., Morgan Stanley Senior Funding, Inc., Credit Suisse AG, Cayman Islands Branch, Deutsche Bank AG New York Branch, JPMorgan Chase Bank, N.A., Citibank N.A. and KeyBank National Association as Lenders, and Morgan Stanley Senior Funding, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 to XPO’s Current Report on Form 8-K filed with the SEC on April 4, 2014 (File No. 001-32172))

10.2*	Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to XPO’s Current Report on Form 8-K filed with the SEC on March 20, 2014 (File No. 001-32172))

10.3*	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to XPO’s Current Report on Form 8-K filed with the SEC on March 20, 2014 (File No. 001-32172))

10.4*	Amended and Restated Employment Agreement, dated as of March 14, 2014, between the Company and Gordon E. Devens (incorporated by reference to Exhibit 10.3 to XPO’s Current Report on Form 8-K filed with the SEC on March 20, 2014 (File No. 001-32172))

10.5	Amended and Restated Employment Agreement, dated as of March 14, 2014, between the Company and Mario A. Harik

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrants Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrants Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014

32.1†	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrants Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014

32.2†	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrants Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference.
+	Schedules and similar attachments to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish on a supplemental basis a copy of any omitted schedules and similar attachments to the Securities and Exchange Commission upon request.
†	This exhibit will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities and Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

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

Date: May 2, 2014