Form 10-Q
period 2014-06-30
XPO Logistics, Inc.
filed 2014-07-31
CIK 1166003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 29, 2014, there were 52,592,017 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

XPO Logistics, Inc.

Form 10-Q

Part I—Financial Information

Item 1. Financial Statements.

XPO Logistics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$111,620	$21,524
Accounts receivable, net of allowances of $6,593 and $3,539, respectively	342,182	134,227
Prepaid expenses	12,764	3,935
Deferred tax asset, current	6,885	3,041
Other current assets	9,965	7,304

Total current assets	483,416	170,031

Property and equipment, net of $22,634 and $11,803 in accumulated depreciation, respectively	97,378	56,571
Goodwill	540,954	363,448
Identifiable intangible assets, net of $37,655 and $15,411 in accumulated amortization, respectively	231,915	185,179
Deferred tax asset, long-term	75	72
Restricted cash	17,017	2,141
Other long-term assets	10,075	2,799

Total long-term assets	897,414	610,210

Total assets	$1,380,830	$780,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$216,969	$71,391
Accrued salaries and wages	16,454	11,741
Accrued expenses, other	30,947	9,489
Current maturities of long-term debt	1,565	2,028
Other current liabilities	6,819	4,684

Total current liabilities	272,754	99,333

Convertible senior notes	101,074	106,268
Revolving credit facility and other long-term debt, net of current maturities	484	75,373
Deferred tax liability, long-term	21,658	15,200
Other long-term liabilities	34,108	28,224

Total long-term liabilities	157,324	225,065

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares; 73,335 and 74,175 shares issued and outstanding, respectively	42,258	42,737
Common stock, $.001 par value; 150,000,000 shares authorized; 52,637,017 and 30,583,073 shares issued, respectively; and 52,592,017 and 30,538,073 shares outstanding, respectively	53	30
Additional paid-in capital	1,063,709	524,972
Treasury stock, at cost, 45,000 shares held	(107)	(107)
Accumulated deficit	(155,161)	(111,789)

Total stockholders’ equity	950,752	455,843

Total liabilities and stockholders’ equity	$1,380,830	$780,241

See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$581,009	$137,091	$863,412	$251,090
Operating expenses
Cost of purchased transportation and services	459,139	117,751	683,145	215,490
Direct operating expense	27,212	—	31,092	—
Sales, general and administrative expense	106,553	33,355	182,431	60,982

Total operating expenses	592,904	151,106	896,668	276,472

Operating loss	(11,895)	(14,015)	(33,256)	(25,382)

Other expense	235	167	250	58
Interest expense	3,403	3,106	13,461	6,170

Loss before income tax provision	(15,533)	(17,288)	(46,967)	(31,610)
Income tax (benefit) provision	(1,771)	74	(5,070)	296

Net loss	(13,762)	(17,362)	(41,897)	(31,906)
Cumulative preferred dividends	(733)	(743)	(1,475)	(1,486)

Net loss available to common shareholders	$(14,495)	$(18,105)	$(43,372)	$(33,392)

Basic loss per share
Net loss	$(0.28)	$(1.00)	$(0.92)	$(1.84)
Diluted loss per share
Net loss	$(0.28)	$(1.00)	$(0.92)	$(1.84)
Weighted average common shares outstanding
Basic weighted average common shares outstanding	52,565	18,180	46,970	18,107
Diluted weighted average common shares outstanding	52,565	18,180	46,970	18,107

See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net loss	$(41,897)	$(31,906)
Adjustments to reconcile net loss to net cash from operating activities
Provisions for allowance for doubtful accounts	3,180	627
Depreciation and amortization	36,543	3,349
Stock compensation expense	3,843	2,147
Accretion of debt	2,663	2,916
Deferred tax expense	(7,071)	167
Other	2,335	(130)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(57,334)	(24,134)
Income tax payable	2,441	(732)
Prepaid expense and other current assets	(3,551)	(275)
Other long-term assets	(7,101)	(28)
Accounts payable	37,791	(4,013)
Accrued expenses and other liabilities	1,552	2,939

Cash flows used by operating activities	(26,606)	(49,073)

Investing activities
Acquisition of businesses, net of cash acquired	(200,999)	(19,660)
Payment for purchases of property and equipment	(9,822)	(3,864)
Other	265	125

Cash flows used by investing activities	(210,556)	(23,399)

Financing activities
Repayment of borrowings on revolving credit facility	(75,000)	—
Proceeds from stock offering, net	413,164	—
Payment for cash held as collateral in lending arrangement	(8,503)	—
Dividends paid to preferred stockholders	(1,475)	(1,486)
Other	(928)	(180)

Cash flows provided (used) by financing activities	327,258	(1,666)

Net increase (decrease) in cash	90,096	(74,138)
Cash and cash equivalents, beginning of period	21,524	252,293

Cash and cash equivalents, end of period	$111,620	$178,155

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,726	$3,337
Cash (received) paid for income taxes	$(291)	$906
Equity portion of acquisition purchase price	$108,187	$3,089

See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2014

(Unaudited)

(In thousands)

	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2013	74	$42,737	30,583	$30	(45)	$(107)	$524,972	$(111,789)	$455,843

Net loss	—	—	—	—	—	—	—	(41,897)	$(41,897)
Exercise of warrants and stock options and other	—	—	209	1	—	—	682	—	$683
Conversion of preferred stock to common stock	(1)	(479)	120	—	—	—	479	—	$—
Proceeds from common stock offering, net of issuance costs	—	—	17,250	17	—	—	413,147	—	$413,164
Issuance of common stock for acquisitions	—	—	3,679	4	—	—	107,899	—	$107,903
Issuance of common stock upon conversion of senior notes, net of tax	—	—	796	1	—	—	12,687	—	$12,688
Dividend paid	—	—	—	—	—	—	—	(1,475)	$(1,475)
Stock compensation expense	—	—	—	—	—	—	3,843	—	$3,843

Balance, June 30, 2014	73	$42,258	52,637	$53	(45)	$(107)	$1,063,709	$(155,161)	$950,752

See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2014

(Unaudited)

1. Organization

Nature of Business

XPO Logistics, Inc. (“XPO,” the “Company,” “we,” “us” or “our”)—provides premium transportation and logistics services to thousands of customers through our three business units:

Freight Brokerage—provides services primarily to customers in North America under the brands XPO Logistics, XPO Last Mile (formerly 3PD), and Pacer. These services include truckload, less-than truckload and intermodal brokerage, and last-mile delivery logistics services for the delivery of heavy goods. Freight brokerage services are arranged using relationships with subcontracted motor and rail carriers, as well as vehicles that are owned and operated by independent contract drivers.

Expedited Transportation—provides services under the brands XPO Express (formerly Express-1), XPO NLM and XPO Air Charter to customers in North America. These services include the management of time-critical, urgent shipments, transacted through direct selling and through our web-based technology. Expedited ground services are provided through a fleet of exclusive-use vehicles that are owned and operated by independent contract drivers, referred to as owner operators, and through contracted third-party motor carriers. For shipments requiring air charter, service is arranged using our relationships with third-party air carriers.

Freight Forwarding—provides services under the brands XPO Global Logistics (formerly Concert Group Logistics) and Ocean World Lines (a Pacer brand) to North America-based customers with domestic and global interests. These services are sold and arranged under the authority of XPO Global Logistics through a network of Company-owned and independently-owned offices in the United States and Canada and, following the acquisition of Pacer, under the authority of RF International and Ocean World Lines, in the United States, Europe and Asia.

For specific financial information relating to the above segments, refer to Note 15—Segment Reporting.

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

These unaudited condensed consolidated financial statements reflect, in the opinion of the Company, all material adjustments (which include only normal recurring adjustments) necessary to fairly present the Company’s financial position as of June 30, 2014 and December 31, 2013, and results of operations for the three- and six-month periods ended June 30, 2014 and 2013. The preparation of the condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenue and expense during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates. Intercompany transactions have been eliminated in the consolidated balance sheets and results of operations. Where the presentation of these intercompany eliminations differs between the consolidated and reportable segment financial statements, reconciliations of certain line items are provided.

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

Use of Estimates

The Company prepares its unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that impact the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting period. The Company reviews its estimates on a regular basis and makes adjustments based on historical experience and existing and expected future conditions. Estimates are made with respect to, among other matters, recognition of revenue, costs of purchased transportation and services, recoverability of long-lived assets, estimated legal accruals, estimated restructuring accruals, valuation allowances for deferred taxes, reserve for uncertain tax positions, and allowance for doubtful accounts. These evaluations are performed and adjustments are made as information is available. Management believes that these estimates, which have been discussed with the audit committee of the Company’s board of directors, are reasonable; however, actual results could differ from these estimates.

Statements of Operations, Balance Sheet, and Statement of Cash Flows Presentation

Certain line items from the December 31, 2013 consolidated balance sheet and condensed consolidated statement of cash flows for the six-months ended June 30, 2013 have been conformed to the 2014 presentation. The carrier costs related to unbilled revenue are now included in accounts payable rather than accrued expenses, other. The conformed line items had no impact on previously reported results.

Certain line items from the condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2013 have been conformed to the 2014 presentation, including the retitling of direct expense to cost of purchased transportation and services and the addition of the direct operating expense category. The conformed line items had no impact on previously reported results.

Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue at the point in time when delivery is completed and the shipping terms of the contract have been satisfied, with related costs of delivery being accrued as incurred and expensed within the same period in which the associated revenue is recognized. The Company’s warehousing, distribution and supply chain services revenues are recognized as the storage or service is rendered. The Company uses the following supporting criteria to determine that revenue has been earned and should be recognized:

•	Persuasive evidence of an arrangement exists;

•	Services have been rendered;

•	The sales price is fixed and determinable; and

•	Collectability is reasonably assured.

For all subsidiaries other than XPO NLM, the Company reports revenue on a gross basis in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) Topic 605, “Reporting Revenue Gross as Principal Versus Net as an Agent.” The Company believes presentation on a gross basis is appropriate under ASC Topic 605 in light of the following factors:

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

Specific to the Company’s intermodal business, the Company has entered into certain agreements that represent multiple-deliverable arrangements. Deliverables under the arrangements represent separate units of accounting that have stand-alone value and no customer-negotiated refunds or return rights exist for the delivered services. These deliverables consist of network management fees, equipment use fees, ocean carrier intermodal services and drayage services. Revenue is allocated to each deliverable based on the relative selling price method. The relative selling price method is based on a hierarchy consisting of vendor-specific objective evidence (VSOE), if available, third-party evidence (TPE), if VSOE is not available, or estimated selling prices (ESP), if neither VSOE nor TPE is available. For the ocean carrier intermodal and drayage services, revenue is allocated based on VSOE. VSOE is not available for either the network management fees or the equipment fees. TPE was established for the equipment fees by evaluating similar and interchangeable competitor services in stand-alone sales. TPE could not be established for the network management fees. Therefore, the Company determined ESP for the network management fees by considering several external and internal factors including, but not limited to, pricing practices, similar product offerings, margin objectives and internal costs. ESP for each deliverable is updated, when appropriate, to ensure that it reflects recent pricing experience. Revenue is recognized for each of the deliverables when the revenue recognition conditions discussed above are met.

The Company’s Freight Forwarding segment collects certain taxes and duties on behalf of their customers as part of the services offered and arranged for international shipments. The Company’s accounting policy is to present these collections on a gross basis with revenue recognized of $5.9 million and $1.5 million for the three-month periods ended June 30, 2014 and 2013, respectively, and $7.0 million and $2.3 million for the six-month periods ended June 30, 2014 and 2013, respectively.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include prepaid rent, software maintenance costs, insurance premiums, other prepaid operating expenses, certain inventories at XPO Last Mile, receivables related to certain working capital adjustments from acquisitions, and other miscellaneous receivables. Prepaid expenses are amortized into expense over the respective contract term or other applicable time period.

Property and Equipment

Property and equipment are generally recorded at cost or in the case of internally developed acquired technology at fair value at the date of acquisition. Maintenance and repair expenditures are charged to expense as incurred. When assets are sold, the applicable costs and accumulated depreciation are removed from the accounts, and any gain or loss is included in income. For internal use software, the Company has adopted the provisions of ASC Topic 350, “Intangibles—Goodwill and Other.” Accordingly, certain costs incurred in the planning and evaluation stage of internal use computer software are expensed as incurred. Costs incurred during the application development stage are capitalized and included in property and equipment. Capitalized internal use software also includes the fair value of acquired internally developed technology. Capitalized internal use software totaled $43.2 million and $31.7 million as of June 30, 2014 and December 31, 2013, respectively.

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

For additional information refer to Note 7—Property and Equipment.

Goodwill and Intangible Assets with Indefinite Lives

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. During the quarter ended June 30, 2014, the Company rebranded its Express-1 business to XPO Express. As a result of this action, the Company accelerated the amortization of $3.3 million in indefinite-lived intangible assets related to the Express-1 trade name based on the reduction in its remaining useful life. The $3.3 million of accelerated amortization represented the full value of the Express-1 trade name intangible asset.

The Company follows the provisions of ASC Topic 350, “Intangibles—Goodwill and Other,” which requires an annual impairment test for goodwill. The Company may first choose to perform a qualitative evaluation of the likelihood of goodwill impairment. If the Company determined a quantitative evaluation was necessary, the goodwill at the reporting unit was subject to a two-step impairment test. The first step compares the book value of a reporting unit, including goodwill, with its fair value. If the book value of a reporting unit exceeds its fair value, the Company completes the second step in order to determine the amount of goodwill impairment loss that should be recorded. In the second step, the Company determines an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill. The amount of impairment is equal to the excess of the book value of goodwill over the implied fair value of that goodwill. The Company performs the annual impairment testing during the third quarter unless events or circumstances indicate impairment of the goodwill may have occurred before that time. For the periods presented, the Company did not recognize any goodwill impairment as the estimated fair value of its reporting units with goodwill exceeded the book value of these reporting units. For additional information refer to Note 9—Goodwill.

Intangible Assets with Definite Lives

The Company follows the provisions of ASC Topic 360, “Property, Plant and Equipment,” which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. The Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. For the periods presented, the Company did not recognize any impairment of the identified intangible assets.

The Company’s intangible assets subject to amortization consist of customer lists and relationships, trade names, non-compete agreements, carrier relationships and other intangibles. Customer lists and relationships and trade names are amortized on an accelerated basis over the period of economic benefit based on the estimated cash flows attributable to the related intangible assets. Non-compete agreements, carrier relationships and other intangibles are amortized on a straight-line basis over the estimated useful lives of the related intangible asset. The estimated useful lives of the respective intangible assets by type are as follows:

Classification	Estimated Useful Life
Customer lists and relationships	3 to 14 years
Carrier relationships	2 years
Trade name	1 to 5 years
Non-compete agreements	Term of agreement
Other intangible assets	3 months to 5 years

For additional information refer to Note 8—Intangible Assets.

Restricted Cash

Restricted cash primarily consists of cash held as collateral for letters of credit in conjunction with the acquisition of Pacer due to the termination of Pacer’s former revolving credit facility, cash held as collateral for railcar leases, and cash held as security under XPO Last Mile’s captive insurance contracts.

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

Accrued Expenses, Other

Accrued expenses, other consist primarily of accrued professional service fees; accrued container and railcar costs, including maintenance; accruals for various insurance claims; deferred revenue; accrued property and other taxes; and other miscellaneous accrued expenses. The following table outlines the Company’s accrued expenses, other as of June 30, 2014 and December 31, 2013 (in thousands):

	As of June 30, 2014	As of December 31, 2013
Accrued professional service fees	$8,303	$7,301
Accrued container and railcar costs	7,213	—
Accrued insurance claims	4,837	437
Other accrued expenses	4,804	253
Deferred revenue	2,814	—
Accrued property and other taxes	1,619	—
Accrued interest on convertible debt	1,357	1,498

Total Accrued Expenses, Other	$30,947	$9,489

Other Long-Term Liabilities

Other long-term liabilities consist primarily of the holdback of a portion of the purchase price in connection with acquisitions, deferred rent liabilities and liabilities for unfavorable leasehold interests recorded as part of purchase accounting. The following table outlines the Company’s other long term liabilities as of June 30, 2014 and December 31, 2013 (in thousands):

	As of June 30, 2014	As of December 31, 2013
Acquisition-related holdbacks	$21,865	$22,500
Long-term portion of deferred rent liability	5,003	4,387
Liability for uncertain tax positions	1,693	916
Liability for unfavorable leasehold interests	3,699	233
Long-term portion of vacant rent liability	1,573	143
Other	275	45

Total Other Long-Term Liabilities	$34,108	$28,224

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

Accounting for uncertainty in income taxes is determined based on ASC Topic 740, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. For additional information refer to Note 12—Income Taxes.

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

At June 30, 2014 and December 31, 2013, the Company’s financial assets that were accounted for at fair value on a recurring basis included $47.5 million and $1.6 million of money market funds, respectively.

Estimated Fair Value of Financial Instruments

The aggregate net fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain financial instruments approximated their fair values as of the periods ended June 30, 2014 and December 31, 2013. These financial instruments include cash, accounts receivable, notes receivable, accounts payable, accrued expense, notes payable and current maturities of long-term debt. Fair values approximate carrying values for these financial instruments since they are short-term in nature and they are receivable or payable on demand. The fair value of the Freight Forwarding notes receivable from the owners of the independently-owned stations approximated their respective carrying values based on the interest rates associated with these instruments.

As of June 30, 2014, the Company had outstanding $120.7 million of 4.50% Convertible Senior Notes due October 1, 2017, which the Company is obligated to repay at face value unless the holder agrees to a lesser amount or elects to convert all or a portion of such notes into the Company’s common stock. Holders of the convertible senior notes are due interest semiannually in arrears on April 1 and October 1 of each year. The conversion rate was initially 60.8467 shares of common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $16.43 per share of common stock) and is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. The fair value of the convertible senior notes was $225.3 million as of June 30, 2014. For additional information refer to Note 6—Debt.

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

The weighted-average fair value of each stock option recorded in expense for the three- and six-month periods ended June 30, 2014 and 2013 was estimated on the date of grant using the Black-Scholes option pricing model and is amortized over the requisite service period of the option. The Company has used one grouping for the assumptions, as its option grants have similar characteristics. The expected term of options granted has been derived based upon the Company’s history of actual exercise behavior and represents the period of time that options granted are expected to be outstanding. Historical data was also used to estimate option exercises and employee terminations. Estimated volatility is based upon the Company’s historical market price at consistent points in a period equal to the expected life of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and the expected dividend yield is zero. For additional information refer to Note 11—Stock-Based Compensation.

Earnings per Share

Earnings per common share are computed in accordance with ASC Topic 260, “Earnings per Share,” which requires companies to present basic earnings per share and diluted earnings per share. For additional information refer to Note 13—Earnings per Share.

3. Acquisitions

2014 Acquisitions

Pacer International

On January 5, 2014, the Company entered into a definitive Agreement and Plan of Merger (the “Pacer Merger Agreement”) with Pacer International, Inc., providing for the acquisition of Pacer by the Company (the “Pacer Transaction”). Pacer is an asset-light North American freight transportation and logistics services provider. The closing of the transaction was effective on March 31, 2014 (the “Effective Time”).

At the Effective Time, each share of Pacer’s common stock, par value $0.01 per share, issued and outstanding immediately prior to the Effective Time was converted into the right to receive (i) $6.00 in cash and (ii) 0.1017 of a share of XPO common stock, which amount is equal to $3.00 divided by the average of the volume-weighted average closing prices of XPO common stock for the ten trading days prior to the Effective Time (the “Merger Consideration”). Pursuant to the terms of the Pacer Merger Agreement, all vested and unvested Pacer options outstanding at the Effective Time were settled in cash based on the value of the Merger Consideration. In addition, all Pacer restricted stock, and all vested and unvested Pacer restricted stock units and performance units outstanding at the Effective Time were converted into the right to receive the Merger Consideration. The fair value of the total consideration paid under the Pacer Merger Agreement was $331.5 million and consisted of $223.3 million of cash payable at the time of closing and $108.2 million representing the fair value of 3,688,246 shares of the Company’s common stock at the closing market price of $29.41 per share on March 31, 2014 less a marketability discount on a portion of shares issued to certain former Pacer executives due to a holding period restriction. The marketability discount did not have a material impact on the fair value of the equity consideration provided.

The Pacer Transaction was accounted for as a purchase business combination in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying condensed consolidated balance sheet at their estimated fair values as of March 31, 2014, with the remaining unallocated purchase price recorded as goodwill. Goodwill represents the expected synergies and cost rationalization from the merger of operations as well as intangible assets that do not qualify for separate recognition such as an assembled workforce. The following table outlines the consideration transferred and purchase price allocation at the respective estimated fair values as of March 31, 2014 (in thousands):

Consideration	$331,488

Cash and cash equivalents	22,302
Accounts receivable	118,694
Prepaid and other current assets	9,384
Deferred tax assets, current	2,202
Property and equipment	43,473
Trademarks/tradenames	2,760
Non-compete agreements	2,310
Contractual customer relationships	66,250
Non-contractual customer relationships	1,010
Other long-term assets	3,127
Accounts payable	(71,042)
Accrued salaries and wages	(3,105)
Accrued expenses, other	(23,021)
Other current liabilities	(1,496)
Deferred tax liabilities, non-current	(14,566)
Other long-term liabilities	(4,789)

Goodwill	$177,995

As of June 30, 2014, the purchase price allocation is considered final, except for the fair value of intangible assets, deferred taxes and assumed liabilities. All goodwill recorded related to the acquisition relates to the Freight Brokerage reportable segment. The carryover of the tax basis in goodwill is deductible for income tax purposes while the step-up in goodwill as a result of the acquisition is non-deductible for income tax purposes. Total tax deductible goodwill was $323.2 million on the acquisition date of March 31, 2014. The difference between book and tax goodwill represents the tax basis in goodwill from acquisitions made by Pacer prior to the acquisition by XPO.

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

The following unaudited pro forma consolidated results of operations for the six-month periods ended June 30, 2014 and 2013 present consolidated information of the Company as if the Pacer and 3PD (See discussion on 3PD acquisition below) Transactions had occurred as of January 1, 2013 (in thousands):

	Pro Forma Six Months Ended June 30, 2014	Pro Forma Six Months Ended June 30, 2013
Revenue	$1,098,912	$887,935
Operating loss	$(40,205)	$(29,947)
Net loss	$(50,208)	$(36,411)
Loss per common share
Basic	$(0.96)	$(0.72)
Diluted	$(0.96)	$(0.72)

The unaudited pro forma consolidated results for the six-month periods were prepared using the acquisition method of accounting and are based on the historical financial information of Pacer, 3PD and the Company. The unaudited pro forma consolidated results incorporate historical financial information for all significant acquisitions pursuant to SEC regulations since January 1, 2013. The historical financial information has been adjusted to give effect to pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed these acquisitions on January 1, 2013.

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

The NLM acquisition was accounted for as a purchase business combination in accordance with ASC Topic 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying condensed consolidated balance sheet at their estimated fair values as of December 28, 2013 with the remaining unallocated purchase price recorded as goodwill. Goodwill represents the expected synergies and cost rationalization from the joining of operations as well as intangible assets that do not qualify for separate recognition such as an assembled workforce. The following table outlines the consideration transferred and purchase price allocation at the respective estimated fair values as of December 28, 2013 (in thousands):

Consideration	$87,000

Cash and cash equivalents	7,381
Accounts receivable	35,975
Prepaid and other assets	1,110
Property and equipment	13,577
Trademarks/tradenames	440
Non-compete agreements	465
Customer relationships	25,200
Accounts payable	(43,519)
Other current liabilities	(479)

Goodwill	$46,850

As of June 30, 2014, the purchase price allocation is considered final. All goodwill recorded related to the acquisition relates to the Expedited Transportation reportable segment and is fully deductible for income tax purposes based on the Internal Revenue Code Section 338(h)(10) election made with respect to the NLM Transaction. The working capital adjustments in connection with this acquisition have been finalized and there was no material change in the purchase price as a result.

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

The Optima acquisition was accounted for as a purchase business combination in accordance with ASC Topic 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying condensed consolidated balance sheet at their estimated fair values as of November 13, 2013 with the remaining unallocated purchase price recorded as goodwill. As a result of the acquisition, the Company recorded goodwill of $13.9 million and intangible assets of $11.3 million. All goodwill recorded related to the acquisition relates to the Freight Brokerage reportable segment and is fully deductible for income tax purposes. In addition, the Company recorded an acquired technology asset of $0.9 million as property, plant and equipment in the condensed consolidated balance sheet. As of June 30, 2014, the purchase price allocation is considered final, except for the settlement of any working capital adjustments and the fair value of intangible assets and assumed liabilities. The working capital adjustments in connection with this acquisition are being finalized, although the Company does not expect there to be a material change in the purchase price as a result.

3PD

On July 12, 2013, the Company entered into a Stock Purchase Agreement with 3PD, Logistics Holding Company Limited, Mr. Karl Meyer, Karl Frederick Meyer 2008 Irrevocable Trust II, Mr. Randall Meyer, Mr. Daron Pair and Mr. James J. Martell (the “3PD Stock Purchase Agreement”) to acquire all of the outstanding capital stock of 3PD (the “3PD Transaction”). 3PD is a non-asset, third party provider of heavy goods, last-mile logistics in North America. The closing of the transaction occurred on August 15, 2013. The fair value of the total consideration paid under the 3PD Stock Purchase Agreement was $364.3 million and consisted of $333.2 million of net cash payable at the time of closing, $22.5 million of deferred payments, $7.4 million representing the fair value of 407,479 restricted shares of the Company’s common stock at the closing market price of $21.99 per share on August 15, 2013 less a marketability discount of $1.6 million on shares issued to the sellers due to a holding period restriction, and the final working capital adjustment of $1.2 million. The majority of the shares issued are restricted until September 2, 2016.

The 3PD acquisition was accounted for as a purchase business combination in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying condensed consolidated balance sheet at their estimated fair values as of August 15, 2013, with the remaining unallocated purchase price recorded as goodwill. Goodwill represents the expected synergies and cost rationalization from the joining of operations as well as intangible assets that do not qualify for separate recognition such as an assembled workforce. The following table outlines the consideration transferred and purchase price allocation at the respective estimated fair values as of August 15, 2013 (in thousands):

Consideration	$364,329

Cash and cash equivalents	950
Accounts receivable	30,261
Prepaid and other current assets	1,743
Deferred tax assets, current	559
Property and equipment	22,965
Trademarks/tradenames	5,900
Non-compete agreements	1,550
Customer relationships	110,600
Carrier relationships	12,100
Other long-term assets	409
Accounts payable	(12,975)
Accrued salaries and wages	(1,724)
Accrued expenses, other	(4,214)
Other current liabilities	(5,389)
Deferred tax liabilities, non-current	(29,755)

Goodwill	$231,349

As of June 30, 2014, the purchase price allocation is considered final. All goodwill recorded related to the acquisition relates to the Freight Brokerage reportable segment. The carryover of the tax basis in goodwill is deductible for income tax purposes while the step-up in goodwill as a result of the acquisition is non-deductible for income tax purposes. Total tax deductible goodwill was $27.1 million on the acquisition date of August 15, 2013. The difference between book and tax goodwill represents the tax basis in goodwill from acquisitions made by 3PD prior to the acquisition by XPO.

In connection with the 3PD Transaction, each member of the 3PD senior management team signed an employment agreement with the Company that became effective upon completion of the acquisition. Additionally, in order to incentivize 3PD’s management, the Company granted the 3PD management team time- and performance-based RSU awards under the XPO Logistics, Inc. Amended and Restated 2011 Omnibus Incentive Compensation Plan. Pursuant to the RSU award agreements, members of the 3PD management team are eligible to earn up to 600,000 RSUs in the aggregate, of which 150,000 will vest based on the passage of time and 450,000 will vest based on the achievement of certain goals with respect to 3PD’s financial performance during 2016 and 2017 as part of the combined company. The vesting of all such RSUs also are subject to the price of the Company’s common stock exceeding $32.50 per share for a designated period of time and continued employment at the Company by the grantee as of the vesting date.

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

The Interide acquisition was accounted for as a purchase business combination in accordance with ASC Topic 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying condensed consolidated balance sheet at their estimated fair values as of May 6, 2013 with the remaining unallocated purchase price recorded as goodwill. As a result of the acquisition, the Company recorded goodwill of $3.4 million and intangible assets of $1.7 million. As of June 30, 2014, the purchase price allocation is considered final. All goodwill recorded related to the acquisition relates to the Freight Brokerage reportable segment and is fully deductible for income tax purposes. The working capital adjustment in connection with this acquisition has been finalized and there was no material change in the purchase price as a result.

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

The Covered acquisition was accounted for as a purchase business combination in accordance with ASC Topic 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying condensed consolidated balance sheet at their estimated fair values as of February 26, 2013 with the remaining unallocated purchase price recorded as goodwill. As a result of the acquisition, the Company recorded goodwill of $7.4 million and intangible assets of $2.8 million. As of June 30, 2014, the purchase price allocation is considered final. All goodwill recorded related to the acquisition relates to the Freight Brokerage reportable segment and is fully deductible for income tax purposes. The working capital adjustments in connection with this acquisition are being finalized.

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

The ECAC acquisition was accounted for as a purchase business combination in accordance with ASC Topic 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying condensed consolidated balance sheet at their estimated fair values as of February 8, 2013 with the remaining unallocated purchase price recorded as goodwill. As a result of the acquisition, the Company recorded goodwill of $3.8 million and intangible assets of $4.8 million. All goodwill recorded related to the acquisition relates to the Expedited Transportation reportable segment and is fully deductible for income tax purposes. The working capital adjustment in connection with this acquisition has been finalized and there was no material change in the purchase price as a result.

4. Restructuring Charges

On March 31, 2014, the Company initiated a facility rationalization and severance program to close facilities and reduce employment in order to improve efficiency and profitability in conjunction with its acquisition of Pacer. The program includes facility exit activities and employment reduction initiatives.

The amount of restructuring charges incurred during the six-month period ended June 30, 2014 and included in our condensed consolidated statement of operations as sales, general and administrative expense is summarized below (in thousands). These charges are not allocated to our reportable segments. No amount of the restructuring liability was included in the purchase price allocation for Pacer as all activities were initiated by XPO to benefit the post-combination period.

Reserve balance at December 31, 2013	$—
Contract termination charges incurred	1,956
Severance charges incurred	4,243
Non-cash share based compensation incurred	825
Payments and other	(2,802)

Reserve balance at June 30, 2014	$4,222

5. Commitments and Contingencies

Purchase Commitments

As of June 30, 2014, the Company had approximately $15.2 million in future minimum payments required under non-cancellable service agreements for ongoing services, maintenance and support to information technology providers. Remaining future minimum payments related to these agreements amount to approximately $9.5 million, $4.7 million, $0.7 million, $0.2 million, and $0.1 million for the periods ending June 30, 2015, 2016, 2017, 2018 and 2019 and thereafter, respectively.

During the three- and six-month periods ended June 30, 2014, $3.0 million and $3.2 million of expense was recognized related to these agreements, respectively.

Lease Commitments

As of June 30, 2014, the Company had approximately $159.2 million in future minimum payments required under operating leases for various real estate, double-stack railcars, containers, chassis, tractors, data processing equipment, transportation and office equipment leases that have an initial or remaining non-cancelable lease term. Remaining future minimum payments related to these operating leases amount to approximately $61.0 million, $38.6 million, $23.9 million, $14.6 million, and $21.1 million for the periods ending June 30, 2015, 2016, 2017, 2018, and 2019 and thereafter, respectively.

Certain operating leases for railcars contain provisions for automatic renewal for an additional five year period. The above remaining future minimum payments assume the automatic five year renewal and include the related minimum lease payments.

Rent expense was $14.2 million and $1.0 million for the three-month periods ended June 30, 2014 and 2013, respectively, and $19.2 million and $1.8 million for the six-month periods ended June 30, 2014 and 2013, respectively.

The Company receives income from others for the use of its double-stack railcars and containers. These income amounts are included in revenues. Rental income was $9.3 million for the three- and six-month periods ended June 30, 2014, respectively.

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

California DLSE claims

The Company’s Pacer subsidiary, which was acquired on March 31, 2014, received notices from the California Labor Commissioner, Division of Labor Standards Enforcement (the “DLSE”), that a total of 153 owner operators contracted with certain Pacer subsidiaries have filed claims with the DLSE in which they assert that they should be classified as employees, as opposed to independent contractors. These claims seek reimbursement for the owner operators’ business expenses, including fuel, tractor maintenance and tractor lease payments. A decision has been rendered by a DLSE hearing officer in seven of these claims, who awarded a total of $2.2 million to the seven claimants. Pacer has appealed these awards to California Superior Court, San Diego, where a de novo trial will be held on the merits of those claims. As a part of the acquisition accounting process, XPO is currently evaluating these claims and the recent award to the seven claimants and will determine the fair value of these claims, if any, in the forthcoming measurement period. The Company has not established any reserve with respect to these matters as of June 30, 2014.

Pacer Acquisition Litigation

Between January 8 and January 16, 2014, five substantially identical putative class actions were filed in the Tennessee Chancery Court against the Company, Pacer and Pacer’s directors challenging the Company’s acquisition of Pacer. By stipulation and order dated February 18, 2014, the Chancery Court for Davidson County consolidated these cases under the caption In re Pacer International, Inc. Shareholder Litigation, No. 14-39-IV. The operative complaint in the consolidated case alleges, among other things, that the directors of Pacer breached their fiduciary duties to Pacer’s shareholders in connection with the proposed acquisition of Pacer by XPO by agreeing to the proposed merger at an allegedly unfair price pursuant to a purportedly flawed and conflicted sales process, by including certain allegedly preclusive deal-protection measures, and by misrepresenting and/or omitting certain allegedly material information in the proxy statement relating to the transaction. The parties have reached an agreement in principle to settle all of these claims, which the Company continues to believe are without merit. The settlement remains subject to Court approval. There can be no assurance that the parties will ultimately enter into a definitive settlement agreement or that the Court will approve the settlement.

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

As of June 30, 2014, the Company and certain of its wholly-owned subsidiaries, as borrowers, were parties to a $415.0 million multicurrency secured Amended and Restated Revolving Loan Credit Agreement (the “Amended Credit Agreement”) with the lender parties thereto and Morgan Stanley Senior Funding, Inc., as administrative agent for such lenders, with a commitment termination date of October 17, 2018. The principal amount of the commitments under the Amended Credit Agreement may be increased by an aggregate amount of up to $100.0 million, subject to certain terms and conditions specified in the Amended Credit Agreement. The Amended Credit Agreement replaces and supersedes in its entirety the $125.0 million multicurrency secured Revolving Loan Credit Agreement that the Company entered into on October 18, 2013. At June 30, 2014, the Company had outstanding letters of credit of $8.3 million. The letters of credit were fully cash collateralized by the Company. The collateral is included in restricted cash on the consolidated balance sheet as of June 30, 2014. The Company’s availability under the Amended Credit Agreement is not impacted by the cash collateralized outstanding letters of credit.

The proceeds of the Amended Credit Agreement may be used by the Company and its subsidiaries for ongoing working capital needs, other general corporate purposes, including strategic acquisitions, and fees and expenses in connection with the transaction. At June 30, 2014, the Company had no amount drawn under the Amended Credit Agreement. The Company was in compliance, in all material respects, with all covenants related to the Amended Credit Agreement as of June 30, 2014. Borrowings under the Amended Credit Agreement bear interest at a per annum rate equal to, at the Company’s option, the one, two, three or six month (or such other period less than one month or greater than six months as the lenders may agree) LIBOR rate plus a margin of 1.75% to 2.25%, or a base rate plus a margin of 0.75% to 1.25%. The Company is required to pay an undrawn commitment fee equal to 0.25% or 0.375% of the quarterly average undrawn portion of the commitments under the Amended Credit Agreement, as well as customary letter of credit fees. The margin added to LIBOR, or base rate, will depend on the quarterly average availability of the commitments under the Amended Credit Agreement.

All obligations under the Amended Credit Agreement are secured by substantially all of the Company’s assets and unconditionally guaranteed by certain of its subsidiaries, provided that no foreign subsidiary guarantees, and no assets of any foreign subsidiary secures, any obligations of any of the Company’s domestic borrower subsidiaries. The borrowings under the Amended Credit Agreement are guaranteed by substantially all of the Company’s subsidiaries. Within the meaning of Regulation S-X, Rule 3-10, XPO Logistics, Inc. (the parent company) has no independent assets or operations, the guarantees of its subsidiaries are full and unconditional and joint and several, and any subsidiaries other than the guarantor subsidiaries are minor. The Amended Credit Agreement contains representations, warranties and covenants that are customary for agreements of this type. Among other things, the covenants in the Amended Credit Agreement limit the Company’s ability to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make certain investments and restricted payments; and enter into certain transactions with affiliates. In certain circumstances, the Amended Credit Agreement also requires the Company to maintain minimum EBITDA or, at the Company’s election, maintain a Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) of not less than 1.00 to 1.00. If an event of default under the Amended Credit Agreement shall occur and be continuing, the commitments thereunder may be terminated and the principal amount outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable. Certain subsidiaries acquired by the Company in the future may be excluded from the restrictions contained in certain of the foregoing covenants. The Company does not believe that the covenants contained in the Amended Credit Agreement will impair its ability to execute its strategy.

Convertible Senior Notes

At June 30, 2014, the Company had outstanding $120.7 million aggregate principal amount of 4.50% Convertible Senior Notes due October 1, 2017 (the “Notes”). Total unamortized debt issuance costs classified in other long-term assets at June 30, 2014 are $2.5 million. Interest is payable on the Notes on April 1 and October 1 of each year.

During the quarter ended June 30, 2014, there were no significant conversions of the Company’s Notes.

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

The following table outlines the Company’s debt obligations as of June 30, 2014 and December 31, 2013 (in thousands):

	Interest rates	Term (months)	As of June 30, 2014	As of December 31, 2013
Convertible senior notes	4.50%	60	$120,656	$133,742
Revolving credit facility	4.38%	60	—	75,000
Notes payable	N/A	N/A	1,801	2,205
Capital leases for equipment	14.20%	59	248	196

Total debt			122,705	211,143
Less: unamortized bond discount			(19,582)	(27,474)
Less: current maturities of long-term debt			(1,565)	(2,028)

Total long-term debt, net of current maturities			$101,558	$181,641

7. Property and Equipment

The following table sets forth the Company’s property and equipment as of June 30, 2014 and December 31, 2013 (in thousands):

	As of June 30, 2014	As of December 31, 2013
Property and Equipment, at cost
Leasehold improvements	$12,208	$7,969
Buildings	1,115	1,115
Vehicles	2,957	2,723
Rail cars	11,016	—
Containers and chassis	1,992	—
Office equipment	8,819	6,636
Computer equipment	11,293	8,218
Computer software	68,036	39,709
Satellite equipment	1,508	1,496
Warehouse equipment	1,068	508

	120,012	68,374
Less: Acccumulated depreciation	(22,634)	(11,803)

Total Property and Equipment, net	$97,378	$56,571

Depreciation of property and equipment was $7.1 million and $0.8 million for the three-month periods ended June 30, 2014 and 2013, respectively, and $10.9 million and $1.6 million for the six-month periods ended June 30, 2014 and 2013, respectively.

8. Intangible Assets

The following table sets forth the Company’s identifiable intangible assets as of June 30, 2014 and December 31, 2013 (in thousands).

	As of June 30, 2014	As of December 31, 2013
Indefinite Lived Intangibles
Trade name	$—	$3,346

Definite Lived Intangibles:
Customer lists and relationships	235,926	168,666
Carrier relationships	12,100	12,100
Trade name	10,792	8,041
Non-compete agreeements	8,580	6,265
Other intangible assets	2,172	2,172

	269,570	197,244
Less: acccumulated amortization	(37,655)	(15,411)

Intangible assets, net	$231,914	$181,833

Total Identifiable Intangibles	$231,914	$185,179

Estimated future amortization expense for amortizable intangible assets for the next five years is as follows (in thousands):

	2014	2015	2016	2017	2018
Estimated future amortization expense	$30,106	$43,694	$33,106	$23,101	$21,683

Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

Intangible asset amortization expense recorded in sales, general and administrative expense was $18.3 million and $0.9 million for the three-month periods ended June 30, 2014 and 2013, respectively, and $25.6 million and $1.7 million for the six-month periods ended June 30, 2014 and 2013, respectively.

9. Goodwill

The following table is a roll-forward of goodwill from December 31, 2013 to June 30, 2014. The current period additions are the result of the goodwill recognized as excess purchase price in the acquisition of Pacer (in thousands):

	Expedited Transportation	Freight Forwarding	Freight Brokerage	Total
Goodwill at December 31, 2013	$58,412	$9,222	295,814	$363,448
Acquisitions	—	—	177,995	177,995
Other adjustments	(3)	—	(486)	(489)

Goodwill at June 30, 2014	$58,409	$9,222	$473,323	$540,954

10. Stockholder’s Equity

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

11. Stock-Based Compensation

The following table summarizes the Company’s equity awards outstanding and exercisable as of December 31, 2013 and June 30, 2014:

	Options				Restricted Stock Units
	Options	Weighted Average Exercise Price	Exercise Price Range	Weighted Average Remaining Term	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	1,421,520	$11.02	$2.28 - $23.19	6.93	1,351,655	$13.26
Granted	45,000	$27.45	$23.31 - $31.28		724,688	$20.22
Exercised	(39,750)	$3.75	$2.96 - $16.98		(49,360)	$21.27
Forfeited	(39,194)	$12.80	$10.53 - $17.10		(84,005)	$13.97

Outstanding at June 30, 2014	1,387,576	$11.71	$2.28 - $31.28	6.44	1,942,978	$15.62

The stock-based compensation expense for outstanding RSUs was $1.3 million and $0.7 million for the three-month periods ended June 30, 2014 and 2013, respectively, and $3.0 million and $1.4 million for the six-month periods ended June 30, 2014 and 2013, respectively. Of the 1,942,978 outstanding RSUs, 653,349 vest subject to service conditions and 1,289,629 vest subject to service and a combination of market and performance conditions.

As of June 30, 2014, the Company had approximately $10.6 million of unrecognized compensation cost related to non-vested RSU compensation that is anticipated to be recognized over a weighted-average period of approximately 2.29 years. Remaining estimated compensation expense related to outstanding restricted stock-based grants is $2.7 million, $4.1 million, $3.2 million, $0.4 million and $0.2 million for the periods ending December 31, 2014, 2015, 2016, 2017 and 2018, respectively. The remaining estimated compensation expense excludes the impact of performance-based RSUs not deemed probable as of June 30, 2014.

As of June 30, 2014, the Company had 694,176 options vested and exercisable and $3.4 million of unrecognized compensation cost related to stock options. The remaining estimated compensation expense related to the existing stock options is $0.9 million, $1.2 million, $0.9 million, $0.3 million and $0.1 million for the periods ended December 31, 2014, 2015, 2016, 2017 and 2018, respectively.

12. Income Taxes

The Company has determined its interim tax provision projecting an estimated annual effective tax rate. For the three- and six-months ended June 30, 2014, the Company recorded an income tax benefit of $1.8 million and $5.1 million, respectively, yielding an effective tax rate of 11.4% and 10.8%, respectively. The effective tax rates of 11.4.% and 10.8% differed from the expected effective tax rate of 35% due primarily to the establishment of a partial valuation allowance on our federal and state deferred tax assets, non-deductible loss on convertible debt, other non-deductible amounts and the change in the mix of income among the jurisdictions in which the Company does business.

For the three- and six-months ended June 30, 2013, the Company recorded income tax expense of $0.1 million and $0.3 million, respectively, yielding an effective tax rate of 0.4% and 0.9%, respectively. The effective tax rate differs from the expected effective tax rate of 35% due primarily to the effects of recording a tax valuation allowance against the income tax benefits for the second quarter and first half of 2013, respectively.

The Company had a valuation allowance of $15.0 million as of June 30, 2014 primarily on the deferred tax assets generated for federal, state and foreign net operating losses where it is not more likely than not that the deferred tax assets will be utilized. The Company assesses the likelihood that its deferred tax assets will be recovered based upon the consideration of many factors, including the current economic climate, its expectations of future taxable income, its ability to project such income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company is using to manage its underlying businesses. Any reversal of the valuation allowance will favorably impact the Company’s results of operations in the period of reversal.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of June 30, 2014, the Company had not made a provision for U.S. or additional foreign withholding taxes for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration, if any exists. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

13. Earnings per Share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are computed by dividing net income available to common shareholders by the combined weighted average number of shares of common stock outstanding and the potential dilution of stock options, warrants, RSUs, convertible senior notes and Company’s Series A Convertible Perpetual Preferred Stock, par value $0.001 per share (“preferred stock”), outstanding during the period, if dilutive. The weighted average of potentially dilutive securities excluded from the computation of diluted earnings per share for the three- and six-month periods ended June 30, 2014 and 2013 is shown per the table below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Basic common stock outstanding	52,564,636	18,179,570	46,969,847	18,106,564

Potentially Dilutive Securities:
Shares underlying the conversion of preferred stock to common stock	10,476,430	10,610,714	10,489,784	10,610,714
Shares underlying the conversion of the convertible senior notes	7,341,524	8,749,239	7,540,478	8,749,239
Shares underlying warrants to purchase common stock	7,765,457	6,262,380	7,886,891	6,302,668
Shares underlying stock options to purchase common stock	497,716	526,813	513,254	533,977
Shares underlying restricted stock units	714,896	436,275	657,583	418,898

	26,796,023	26,585,421	27,087,990	26,615,496

Diluted weighted shares outstanding	79,360,659	44,764,991	74,057,837	44,722,060

The impact of this dilution was not reflected in the earnings per share calculations in the condensed consolidated statements of operations because the impact was anti-dilutive. The treasury method was used to determine the shares underlying warrants, stock options and RSUs for potential dilution with an average market price of $26.41 per share and $16.85 per share for the three-month periods ended June 30, 2014 and 2013, respectively, and $27.61 per share and $17.00 per share for the six-month periods ended June 30, 2014 and 2013, respectively.

14. Related Party Transactions

There were no related party transactions that occurred during the six-month ended June 30, 2014.

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

15. Segment Reporting

The Company determines its operating segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it has five operating segments, which are aggregated into three reportable segments. The Company’s operating segments are Expedite, Freight Forwarding, Truck Brokerage, Last Mile and Intermodal. Truck Brokerage, Last Mile and Intermodal are aggregated into one Freight Brokerage reportable segment. See Note 1 of the condensed consolidated financial statements for further information.

These reportable segments are strategic business units through which the Company offers different services. The Company evaluates the performance of the segments primarily based on their respective net operating margin and also evaluates revenues, net revenue margin and operating income. Accordingly, interest expense and other non-operating items are not reported in segment results. In addition, the Company has disclosed a corporate segment, which is not an operating segment and includes the costs of the Company’s executive and shared service teams, professional services such as legal and consulting, board of directors, and certain other corporate costs associated with operating as a public company. The Company allocates charges to the reportable segments for IT services, depreciation of IT fixed assets as well as centralized recruiting and training resources. Intercompany transactions have been eliminated in the consolidated balance sheets and results of operations. Intra-segment transactions have been eliminated in the reportable segment results of operations whereas inter-segment transactions represent a reconciling item to consolidated results as shown below.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on various financial measures of the respective business segments. The chief operating decision maker does not review assets by segment for purposes of allocating resources and therefore assets by segment are not disclosed. The following schedule identifies select financial data for each of the Company’s reportable segments for the three- and six-month periods ended June 30, 2014 and 2013, respectively (in thousands):

XPO Logistics, Inc.

Segment Data

(Unaudited)

(In thousands)

	Freight Brokerage	Expedited Transportation	Freight Forwarding	Corporate	Eliminations	Total
Three Months Ended June 30, 2014
Revenue	$493,390	$36,231	$54,178	$—	$(2,790)	$581,009
Operating income (loss)	4,431	(363)	(903)	(15,060)	—	(11,895)
Depreciation and amortization	19,271	4,954	501	544	—	25,270
Interest expense	(2)	2	12	3,391	—	3,403
Tax provision (benefit)	17	—	32	(1,820)	—	(1,771)
Goodwill	473,323	58,409	9,222	—	—	540,954
Three Months Ended June 30, 2013
Revenue	$95,360	$26,445	$19,338	$—	$(4,052)	$137,091
Operating (loss) income	(4,990)	1,187	478	(10,690)	—	(14,015)
Depreciation and amortization	1,180	291	93	231	—	1,795
Interest expense	3	2	—	3,101	—	3,106
Tax provision	—	2	—	72	—	74
Goodwill	49,145	11,560	9,222	—	—	69,927
Six Months Ended June 30, 2014
Revenue	$725,078	$70,041	$73,684	$—	$(5,391)	$863,412
Operating income (loss)	434	3,381	(350)	(36,721)	—	(33,256)
Depreciation and amortization	28,264	6,566	601	1,112	—	36,543
Interest expense	10	3	13	13,435	—	13,461
Tax provision (benefit)	625	—	32	(5,727)	—	(5,070)
Goodwill	473,323	58,409	9,222	—	—	540,954
Six Months Ended June 30, 2013
Revenue	$173,590	$50,320	$35,571	$—	$(8,391)	$251,090
Operating (loss) income	(8,810)	1,940	850	(19,362)	—	(25,382)
Depreciation and amortization	2,194	559	181	415	—	3,349
Interest expense	5	4	—	6,161	—	6,170
Tax provision	41	2	—	253	—	296
Goodwill	49,145	11,560	9,222	—	—	69,927

16. Subsequent Events

Preferred Stock Dividend

On June 27, 2014, the Company’s board of directors approved the declaration of a dividend payable to holders of the preferred stock. The declared dividend equaled $10 per share of preferred stock as specified in the Certificate of Designation of the preferred stock. The total declared dividend equaled $0.7 million and was paid on July 15, 2014.

Pending Acquisition of New Breed

        On July 29, 2014, XPO entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with New Breed Holding Company, a Delaware corporation (“New Breed”), Nexus Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of XPO (“Merger Subsidiary”), and NB Representative, LLC, solely in its capacity as the representative for New Breed’s stockholders. New Breed is a provider of contract logistics services for omni-channel distribution, reverse logistics, transportation management, freight bill audit and payment, lean manufacturing support, aftermarket support and supply chain optimization in the United States.

Pursuant to the terms of Merger Agreement, Merger Subsidiary will be merged with and into New Breed (the “Merger”), with New Breed continuing as the surviving corporation and an indirect wholly owned subsidiary of XPO. The Merger Agreement provides that XPO will pay an aggregate consideration of approximately $615 million in cash and equity to acquire New Breed on a cash-free, debt-free basis, assuming an agreed-upon working capital balance as of the closing of the Merger.

The closing of the transactions contemplated in the Merger Agreement is expected to occur in the third quarter of 2014 and is subject to customary closing conditions.

Also, on July 29, 2014, in connection with the Merger Agreement, the Company entered into a commitment letter (the “Commitment Letter”) with Credit Suisse Securities (USA) LLC and Credit Suisse AG, Morgan Stanley Senior Funding, Inc., Deutsche Bank AG New York Branch and Deutsche Bank Securities Inc. and Citigroup Global Markets, Inc. (collectively, the “Commitment Parties”) The Commitment Letter provides that, subject to the conditions set forth therein, the Commitment Parties will commit to provide a $430 million first lien term loan credit facility and a $215 million second lien term loan credit facility to a wholly owned subsidiary of the Company, and the proceeds of each facility may solely be used (a) to repay existing indebtedness of New Breed, (b) to pay the consideration for the acquisition of New Breed and (c) to pay related transaction costs. The commitment is subject to various conditions, including (i) the absence of a material adverse effect having occurred with respect to XPO and its subsidiaries, (ii) the execution of satisfactory definitive documentation and (iii) other customary closing conditions. Any permanent debt or equity financing obtained by the Company on or prior to the closing of the Merger will reduce the amount of the commitment. Under the terms of the Commitment Letter, the Company will not be an obligor on the facilities.

Acquisition of Atlantic Central Logistics

On July 28, 2014, pursuant to a stock purchase agreement, XPO purchased all of the outstanding capital stock of Simply Logistics Inc. d/b/a Atlantic Central Logistics (“ACL”) for $36.5 million in cash consideration and deferred payments, excluding any working capital and other adjustments. ACL is a non-asset based, third party provider of last mile logistics with 14 East Coast locations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and other written reports and oral statements we make from time to time contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. In some cases, forward-looking statements can be identified by the use of forward-looking terms such as “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” or the negative of these terms or other comparable terms. However, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to a material difference include those discussed elsewhere in this Quarterly Report, the risks discussed in our other filings with the SEC and the following: economic conditions generally; competition; our ability to find suitable acquisition candidates and execute our acquisition strategy; the expected impact of acquisitions, including the expected impact on our results of operations; our ability to raise debt and equity capital; our ability to attract and retain key employees to execute our growth strategy; litigation, including litigation related to alleged misclassification of independent contractors; our ability to develop and implement a suitable information technology system; our ability to maintain positive relationships with our network of third-party transportation providers; our ability to retain our and acquired businesses’ largest customers; our ability to successfully integrate Pacer, NLM, 3PD and other acquired businesses and realize anticipated synergies and cost savings; rail and other network changes; weather and other service disruptions; and governmental regulation. All forward-looking statements set forth in this Quarterly Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. Forward-looking statements set forth in this Quarterly Report speak only as of the date hereof and we do not undertake any obligation to update forward-looking statements to reflect subsequent events or circumstances, changes in expectations or the occurrence of unanticipated events, except to the extent required by law.

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

Executive Summary

XPO Logistics, Inc. is one of the largest asset-light providers of transportation logistics services in North America. We provide premium transportation logistics services to shippers and carriers that outsource their freight needs to us as an asset-light, third party logistics provider. As of June 30, 2014, we operated at 132 locations: 112 Company-owned branches and 20 agent-owned offices.

We offer our services through three business segments. Our freight brokerage segment places shippers’ freight with qualified carriers, primarily trucking companies and rail carriers. Our expedited transportation segment facilitates urgent shipments via independent over-the-road contractors and air charter carriers. Our freight forwarding segment arranges domestic and international shipments using ground, air and ocean transport through a network of agent-owned and Company-owned locations.

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

Our strategy has three main components:

•	Optimization of operations. We are continuing to optimize our existing operations by growing our sales force, implementing advanced information technology, cross-selling our services and leveraging our shared carrier capacity. We have a disciplined framework of processes in place for the recruiting, training and mentoring of newly hired employees. Our salespeople market our services to hundreds of thousands of small and medium-sized prospective customers. In addition, we have a strategic and national accounts team focused on developing business relationships with the largest shippers in North America. Our network is supported by our scalable IT platform that includes sales, service, carrier and track-and-trace capabilities, as well as benchmarking and analysis. Most important to our growth strategy, we are developing a culture of passionate, world-class service for customers.

•	Acquisitions. We take a disciplined approach to acquisitions: we look for companies that are highly scalable and are a good strategic fit with our core competency. When we acquire a company, we seek to integrate it with our operations and scale it up by adding salespeople. We integrate the acquired operations with our technology platform, which connects them to our broader organization, and we give them access to our shared carrier pool. We gain more carriers, customers, lane histories and pricing histories with each acquisition, and in some cases an acquisition adds complementary services. We use these resources Company-wide to buy transportation more efficiently and to cross-sell a more complete supply chain solution to customers. Since the beginning of 2012, we have developed an active pipeline of targets. In 2012, we completed the acquisition of four non-asset third party logistics companies. We acquired another six companies in 2013, including 3PD, the largest non-asset, third party provider of heavy goods, last-mile logistics in North America, and NLM, the largest provider of web-based expedited transportation management in North America. On March 31, 2014, we acquired Pacer, the third largest provider of intermodal transportation services in North America. We plan to continue to acquire quality companies that fit our strategy for growth.

•	Cold-starts. We believe that cold-starts can generate high returns on invested capital because of the relatively low investment required and the large component of variable-based incentive compensation. We are currently ramping up 23 cold-starts: 11 in Freight Brokerage, 11 in Freight Forwarding and one in Expedited Transportation. We seek to locate our Freight Brokerage cold-starts in prime areas for sales recruitment. We plan to continue to open cold-start locations where we see the potential for strong returns.

Rebranding of Express-1 and 3PD

During the quarter ended June 30, 2014, the Company rebranded its Express-1 business to XPO Express and its last mile delivery logistics business to XPO Last Mile. As a result of these actions, the Company accelerated the amortization of $3.3 million of indefinite-lived intangible assets related to the Express-1 trade name based on the reduction in its remaining useful life. The $3.3 million of accelerated amortization represented the full value of the Express-1 trade name indefinite-lived intangible asset. The impact of rebranding the last mile business was a shortening of the useful life of the 3PD trade name definite-lived intangible asset. The last mile rebranding did not have an impact on results for the quarter.

Restructuring

On March 31, 2014, the Company initiated a facility rationalization and severance program to close facilities and reduce employment in order to improve efficiency and profitability in conjunction with its acquisition of Pacer. The program includes facility exit activities and employment reduction initiatives. For additional information refer to Note 4—Restructuring Charges.

Amended Revolving Loan Credit Agreement

On April 1, 2014, we and certain of our wholly-owned subsidiaries entered into a $415.0 million multicurrency secured revolving loan facility with a commitment termination date of October 17, 2018. The principal amount of the commitments under the amended credit facility may be increased by an aggregate amount of up to $100.0 million, subject to certain terms and conditions specified in the Amended Credit Agreement. The Amended Credit Agreement replaces and supersedes in its entirety the $125.0 million multicurrency secured Credit Agreement that we entered into on October 18, 2013. We can use the proceeds of the Amended Credit Agreement for ongoing working capital needs and other general corporate purposes, including strategic acquisitions. At June 30, 2014, the Company had no amount drawn under the Amended Credit Agreement.

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

Convertible Debt Conversions

To date, we have entered into transactions pursuant to which we have issued an aggregate of 1,405,189 shares of our common stock to certain holders of the 4.50% Convertible Senior Notes due October 1, 2017 (the “Notes”) in connection with the conversion of $23.1 million aggregate principal amount of the Notes. Certain of these transactions included induced conversions pursuant to which we paid the holder a market-based premium in cash. The negotiated market-based premiums, in addition to the difference between the current fair value and the book value of the Notes, are reflected in interest expense. The number of shares of common stock issued in the foregoing transactions equals the number of shares of common stock presently issuable to holders of the Notes upon conversion under the original terms of the Notes.

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

Direct operating expense

Direct operating expenses are both fixed and variable expenses directly relating to our freight brokerage intermodal and last mile operations and consist of intermodal equipment lease expense, depreciation expense, maintenance and repair costs, and property taxes; fixed terminal and cargo handling expenses; and operating costs of our local drayage and last mile warehousing facilities. Intermodal equipment maintenance and repair costs consist of the costs related to the upkeep of the intermodal equipment fleet. Fixed terminal and cargo handling costs primarily relate to the fixed rent and storage expense charged by terminal operators. Operating costs of our local drayage and last mile warehousing facilities consist mainly of labor, rent, maintenance, utilities and other facility related costs.

Sales, general and administrative expense

Sales, general and administrative expense consists of costs relating to customer acquisition, carrier procurement, billing, customer service, salaries and related expenses of the executive and administrative staff, acquisition-related costs, office expenses, technology services, professional fees and other purchased services relating to the aforementioned functions, and depreciation (excluding railcar, container and chassis depreciation) and amortization expense.

XPO Logistics, Inc.

Consolidated Summary Financial Table

(Unaudited)

(In thousands)

	For the Three Months Ended June 30,		Percent of Revenue		Change	For the Six Months Ended June 30,		Percent of Revenue		Change
	2014	2013	2014	2013	%	2014	2013	2014	2013	%
Revenue	$581,009	$137,091	100.0%	100.0%	323.8%	$863,412	$251,090	100.0%	100.0%	243.9%
Cost of purchased transportation and services	459,139	117,751	79.0%	85.9%	289.9%	683,145	215,490	79.1%	85.8%	217.0%

Net revenue	121,870	19,340	21.0%	14.1%	530.1%	180,267	35,600	20.9%	14.2%	406.4%

Direct operating expense	27,212	—	4.7%	0.0%	100.0%	31,092	—	3.6%	0.0%	100.0%
SG&A expense
Salaries & benefits	51,749	20,491	8.9%	14.9%	152.5%	92,908	38,539	10.8%	15.3%	141.1%
Other SG&A expense	19,011	5,198	3.3%	3.8%	265.7%	32,277	9,459	3.7%	3.8%	241.2%
Purchased services	11,233	5,914	1.9%	4.3%	89.9%	21,447	9,729	2.5%	3.9%	120.4%
Depreciation & amortization	24,560	1,752	4.2%	1.3%	1301.8%	35,799	3,255	4.1%	1.3%	999.8%

Total SG&A expense	106,553	33,355	18.3%	24.3%	219.5%	182,431	60,982	21.1%	24.3%	199.2%

Operating loss	(11,895)	(14,015)	-2.0%	-10.2%	-15.1%	(33,256)	(25,382)	-3.8%	-10.1%	31.0%

Other expense	235	167	0.0%	0.1%	40.7%	250	58	0.0%	0.0%	331.0%
Interest expense	3,403	3,106	0.6%	2.3%	9.6%	13,461	6,170	1.6%	2.5%	118.2%

Loss before income tax	(15,533)	(17,288)	-2.6%	-12.6%	-10.2%	(46,967)	(31,610)	-5.4%	-12.6%	48.6%
Income tax (benefit) expense	(1,771)	74	-0.3%	0.1%	-2493.2%	(5,070)	296	-0.6%	0.1%	-1812.8%

Net loss	$(13,762)	$(17,362)	-2.3%	-12.7%	-20.7%	$(41,897)	$(31,906)	-4.8%	-12.7%	31.3%

Consolidated Results

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Our consolidated revenue for the second quarter of 2014 increased 323.8% to $581.0 million from $137.1 million in the second quarter of 2013. This increase was driven largely by the increased revenues due to the acquisitions of Pacer and 3PD as well as the revenue attributable to the organic growth of our Freight Brokerage locations.

Total net revenue dollars for the second quarter of 2014 increased 530.1% to $121.9 million from $19.3 million in the second quarter of 2013. Net revenue margin was 21.0% in the second quarter of 2014 as compared to 14.1% in the second quarter of 2013. The increase in net revenue margin primarily relates to the acquisitions of Pacer, 3PD and NLM as well as organic improvement to net revenue margin at our Freight Brokerage locations.

Direct operating expense for the second quarter of 2014 was $27.2 million, or 4.7% as a percentage of revenue. Direct operating expense increased due to the acquisitions of Pacer and 3PD which included certain intermodal, drayage and warehousing operations. Prior to the acquisition of Pacer in March 2014 and 3PD in August 2013, we had no such operations.

Sales, general and administrative (“SG&A”) expense as a percentage of revenue decreased to 18.3% in the second quarter of 2014 as compared to 24.3% in the second quarter of 2013. SG&A expense increased by $73.2 million in the second quarter of 2014 compared to the second quarter of 2013 due to: acquisitions; sales force recruitment; investment in technology; costs associated with new and existing Freight Brokerage offices; $0.6 million of restructuring, integration and transaction costs related to the acquisition of Pacer; as well as increased intangible asset amortization relating to the acquisitions of Pacer and 3PD. SG&A expense during the quarter also included the accelerated amortization of $3.3 million in indefinite-lived intangible assets related to the Express-1 trade name based on the reduction in remaining useful life as a result of the name change of the business to XPO Express.

Interest expense for the second quarter of 2014 increased 9.6% to $3.4 million from $3.1 million in the second quarter of 2013 mainly due to interest expense related to the unused commitment fees on our revolving credit agreement.

For the second quarter of 2014, the Company recorded an income tax benefit of $1.8 million, yielding an effective tax rate of 11.4%. The effective tax rate of 11.4% differed from the Federal statutory rate of 35% due primarily to the establishment of a partial valuation allowance on our federal and state deferred tax assets, non-deductible loss on convertible debt, other non-deductible amounts and the change in the mix of income among the jurisdictions in which we do business. For the second quarter of 2013, the Company recorded income tax expense of $0.1 million, yielding an effective tax rate of 0.4%. The effective tax rate of 0.4% differed from the Federal statutory rate of 35% due primarily due to the effects of recording a tax valuation allowance against the income tax benefit for the second quarter of 2013.

The decrease in net loss was due primarily to the increase in net revenue as well as lower SG&A expenses as a percentage of revenue.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Our consolidated revenue for the first six months of 2014 increased 243.9% to $863.4 million from $251.1 million in the first six months of 2013. This increase was driven largely by the increased revenues due to the acquisitions of Pacer and 3PD as well as the revenue attributable to the organic growth of our Freight Brokerage locations.

Total net revenue dollars for the first six months of 2014 increased 406.4% to $180.3 million from $35.6 million in the first six months of 2013. Net revenue margin was 20.9% in the first six months of 2014 as compared to 14.2% in the first six months of 2013. The increase in net revenue margin primarily relates to the acquisitions of Pacer, 3PD and NLM as well as organic improvement to net revenue margin at our Freight Brokerage locations.

Direct operating expense for the first six months of 2014 was $31.1 million, or 3.6% as a percentage of revenue. Direct operating expense increased due to the acquisitions of Pacer and 3PD which included certain intermodal, drayage and warehousing operations. Prior to the acquisition of Pacer in March 2014 and 3PD in August 2013, we had no such operations.

SG&A expense as a percentage of revenue decreased to 21.1% in the first six months of 2014 as compared to 24.3% in the first six months of 2013. SG&A expense increased by $121.4 million in the first six months of 2014 compared to the first six months of 2013 due to: acquisitions; sales force recruitment; investment in technology; costs associated with new and existing Freight Brokerage offices; $11.4 million of restructuring, integration and transaction costs related to the acquisition of Pacer; as well as increased intangible asset amortization relating to the acquisitions of Pacer and 3PD. SG&A expense during the period also included the accelerated amortization of $3.3 million in indefinite-lived intangible assets related to the Express-1 trade name based on the reduction in remaining useful life as a result of the name change of the business to XPO Express.

Interest expense for the first six months of 2014 increased 118.2% to $13.5 million from $6.2 million in the first six months of 2013 mainly due to an undrawn debt commitment fee of $4.5 million in relation to our acquisition of Pacer, interest expense related to the conversion of our convertible senior notes of $2.3 million, and $1.0 million of interest expense related to our revolving credit agreement offset by lower interest on our convertible senior notes as a result of conversions.

For the first six months of 2014, the Company recorded an income tax benefit of $5.1 million, yielding an effective tax rate of 10.8%. The effective tax rate of 10.8% differed from the Federal statutory rate of 35% due primarily to the establishment of a partial valuation allowance on our federal and state deferred tax assets, non-deductible loss on convertible debt, other non-deductible amounts and the change in the mix of income among the jurisdictions in which we do business. For the first six months of 2013, the Company recorded an income tax expense of $0.3 million, yielding an effective tax rate of 0.9%. The effective tax rate of 0.9% differed from the Federal statutory rate of 35% due primarily due to the effects of recording a tax valuation allowance against the income tax benefit for the first six months of 2013.

The increase in net loss was due primarily to higher SG&A expenses and interest expense.

Freight Brokerage

Summary Financial Table

(Unaudited)

(In thousands)

	For the Three Months Ended June 30,		Percent of Revenue		Change	For the Six Months Ended June 30,		Percent of Revenue		Change
	2014	2013	2014	2013	%	2014	2013	2014	2013	%
Revenue	$493,390	$95,360	100.0%	100.0%	417.4%	$725,078	$173,590	100.0%	100.0%	317.7%
Cost of purchased transportation and services	388,282	82,793	78.7%	86.8%	369.0%	575,654	150,957	79.4%	87.0%	281.3%

Net revenue	105,108	12,567	21.3%	13.2%	736.4%	149,424	22,633	20.6%	13.0%	560.2%

Direct operating expense	27,212	—	5.5%	0.0%	100.0%	31,092	—	4.3%	0.0%	100.0%
SG&A expense
Salaries & benefits	38,795	12,367	7.9%	13.0%	213.7%	64,321	22,530	8.9%	13.0%	185.5%
Other SG&A expense	11,339	3,031	2.3%	3.2%	274.1%	19,180	4,926	2.6%	2.8%	289.4%
Purchased services	4,736	979	1.0%	1.0%	383.8%	6,808	1,793	0.9%	1.0%	279.7%
Depreciation & amortization	18,595	1,180	3.8%	1.2%	1475.8%	27,589	2,194	3.8%	1.3%	1157.5%

Total SG&A expense	73,465	17,557	15.0%	18.4%	318.4%	117,898	31,443	16.2%	18.1%	275.0%

Operating income (loss)	$4,431	$(4,990)	0.8%	-5.2%	-188.8%	$434	$(8,810)	0.1%	-5.1%	-104.9%

Note: Total depreciation and amortization for the Freight Brokerage reportable segment included in both direct operating expense and services and SG&A was $19.3 million and $1.2 million for the three-month periods ended June 30, 2014 and 2013, respectively, and $28.3 million and $2.2 million for the six-month periods ended June 30, 2014 and 2013, respectively.

Freight Brokerage

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenue in our Freight Brokerage segment increased by 417.4% to $493.4 million in the second quarter of 2014 compared to $95.4 million in the second quarter of 2013. Revenue growth was primarily due to the acquisitions of Pacer and 3PD as well as organic revenue growth at our Freight Brokerage locations. The organic growth in our Freight Brokerage locations was due to newly acquired customers, increased share of existing customer spend, secular growth in freight brokerage and improved market conditions. Headcount in our Freight Brokerage segment increased to 2,245 as of June 30, 2014 from 788 as of June 30, 2013.

Freight Brokerage’s net revenue dollars increased 736.4% to $105.1 million in the second quarter of 2014 from $12.6 million in the second quarter of 2013. Freight Brokerage’s net revenue margin was 21.3% in the second quarter of 2014 as compared to 13.2% in the second quarter of 2013. The increase in net revenue margin was due to the acquisitions of Pacer and 3PD and organic improvement in our existing Freight Brokerage business. Margin improvement at our existing business is due to greater lane density, stronger carrier relationships, technology enhancements, the increasing tenure of our sales force, and improved market conditions.

Direct operating expense for the second quarter of 2014 was $27.2 million, or 5.5% as a percentage of revenue. Direct operating expense increased due to the acquisitions of Pacer and 3PD which included certain intermodal, drayage and warehousing operations. Prior to the acquisition of Pacer in March 2014 and 3PD in August 2013, we had no such operations.

SG&A expense increased to $73.5 million in the second quarter of 2014 from $17.6 million in the second quarter of 2013. The increase in SG&A expense was due to acquisitions, sales force expansion, technology and training, as well as increased intangible asset amortization relating to the acquisitions of Pacer and 3PD. As a percentage of revenue, SG&A expense decreased to 15.0% in the second quarter of 2014 as compared to 18.4% in the second quarter of 2013.

Our Freight Brokerage operations generated operating income of $4.4 million in the second quarter of 2014 compared to a loss of $5.0 million in the second quarter of 2013.

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

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenue in our Freight Brokerage segment increased by 317.7% to $725.1 million in the first six months of 2014 compared to $173.6 million in the first six months of 2013. Revenue growth was primarily due to the acquisitions of Pacer and 3PD as well as organic revenue growth at our Freight Brokerage locations. The organic growth in our Freight Brokerage locations was due to newly acquired customers, increased share of existing customer spend, secular growth in freight brokerage, and improved market conditions.

Freight Brokerage’s net revenue dollars increased 560.2% to $149.4 million in the first six months of 2014 from $22.6 million in the first six months of 2013. Freight Brokerage’s net revenue margin was 20.6% in the first six months of 2014 as compared to 13.0% in the first six months of 2013. The increase in net revenue margin was due to the acquisitions of Pacer and 3PD and improvement in our existing Freight Brokerage business. Margin improvement at our existing business is due to greater lane density, stronger carrier relationships, technology enhancements, the increasing tenure of our sales force, and improved market conditions.

Direct operating expense for the first six months of 2014 was $31.1 million, or 4.3% as a percentage of revenue. Direct operating expense increased due to the acquisitions of Pacer and 3PD which included certain intermodal, drayage and warehousing operations. Prior to the acquisition of Pacer in March 2014 and 3PD in August 2013, we had no such operations.

SG&A expense increased to $117.9 million in the first six months of 2014 from $31.4 million in the first six months of 2013. The increase in SG&A expense was due to acquisitions, sales force expansion, technology and training, as well as increased intangible asset amortization relating to the acquisitions of Pacer and 3PD. As a percentage of revenue, SG&A expense decreased to 16.2% in the first six months of 2014 as compared to 18.1% in the first six months of 2013.

Our Freight Brokerage operations generated operating income of $0.4 million in the first six months of 2014 compared to a loss of $8.8 million in the first six months of 2013.

Expedited Transportation

Summary Financial Table

(Unaudited)

(In thousands)

	For the Three Months Ended June 30,		Percent of Revenue		Change	For the Six Months Ended June 30,		Percent of Revenue		Change
	2014	2013	2014	2013	%	2014	2013	2014	2013	%
Revenue	$36,231	$26,445	100.0%	100.0%	37.0%	$70,041	$50,320	100.0%	100.0%	39.2%
Cost of purchased transportation and services	25,067	22,235	69.2%	84.1%	12.7%	47,510	42,302	67.8%	84.1%	12.3%

Net revenue	11,164	4,210	30.8%	15.9%	165.2%	22,531	8,018	32.2%	15.9%	181.0%

SG&A expense
Salaries & benefits	4,376	2,016	12.1%	7.6%	117.1%	8,530	3,961	12.2%	7.9%	115.3%
Other SG&A expense	1,670	513	4.6%	1.9%	225.5%	3,127	1,117	4.5%	2.2%	179.9%
Purchased services	562	246	1.6%	0.9%	128.5%	996	535	1.4%	1.1%	86.2%
Depreciation & amortization	4,919	248	13.6%	0.9%	1883.5%	6,497	465	9.3%	0.9%	1297.2%

Total SG&A expense	11,527	3,023	31.9%	11.3%	281.3%	19,150	6,078	27.4%	12.1%	215.1%

Operating (loss) income	$(363)	$1,187	-1.1%	4.6%	-130.6%	$3,381	$1,940	4.8%	3.8%	74.3%

Note: Total depreciation and amortization for the Expedited Transportation reportable segment included in both cost of purchased transportation and services and SG&A was $5.0 million and $0.3 million for the three-month periods ended June 30, 2014 and 2013, respectively, and $6.6 million and $0.6 million for the six-month periods ended June 30, 2014 and 2013, respectively.

Expedited Transportation

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenue in our Expedited Transportation segment increased 37.0% to $36.2 million in the second quarter of 2014 from $26.4 million in the second quarter of 2013. This growth was driven by the acquisition of NLM as well as organic growth at XPO Air Charter. The organic growth in our air charter business was due to improved expedite market conditions.

Expedited Transportation net revenue dollars increased 165.2% to $11.2 million in the second quarter of 2014 from $4.2 million in the second quarter of 2013. Expedited Transportation net revenue margin was 30.8% in the second quarter of 2014 as compared to 15.9% in the second quarter of 2013. The increase in net revenue margin is primarily attributable to the acquisition of NLM which recognizes revenue on a net basis. Excluding NLM, our expedited net revenue increased primarily as a result of higher volumes at XPO Air Charter and increased revenue per load at XPO Express.

SG&A expense increased 281.3% to $11.5 million in the second quarter of 2014 from $3.0 million in the second quarter of 2013. The increase was due to the acquisition of NLM and the accelerated amortization of $3.3 million in indefinite-lived intangible assets related to the Express-1 trade name based on the reduction in remaining useful life as a result of the name change of the business to XPO Express. As a percentage of revenue, SG&A expense increased to 31.9% in the second quarter of 2014 compared to 11.3% in the second quarter of 2013.

Operating income decreased to a loss of $0.4 million in the second quarter of 2014 compared to $1.2 million of income in the second quarter of 2013. The decrease in operating income was primarily related to the accelerated amortization of the indefinite-lived intangible asset related to the Express-1 trade name, which caused a one-time non-cash charge of $3.3 million.

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

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenue in our Expedited Transportation segment increased 39.2% to $70.0 million in the first six months of 2014 from $50.3 million in the first six months of 2013. This growth was driven by the acquisition of NLM as well as organic growth at XPO Air Charter.

Expedited Transportation net revenue dollars increased 181.0% to $22.5 million in the first six months of 2014 from $8.0 million in the first six months of 2013. Expedited Transportation net revenue margin was 32.2% in the first six months of 2014 as compared to 15.9% in the first six months of 2013. The increase in net revenue margin is primarily attributable to the acquisition of NLM which recognizes revenue on a net basis. Excluding NLM, our expedited net revenue increased primarily as a result of higher volumes at XPO Air Charter and increased revenue per load at XPO Express.

SG&A expense increased 215.1% to $19.2 million in the first six months of 2014 from $6.1 million in the first six months of 2013. The increase was due to the acquisition of NLM and the accelerated amortization of $3.3 million in indefinite-lived intangible assets related to the Express-1 trade name based on the reduction in remaining useful life as a result of the name change of the business to XPO Express. As a percentage of revenue, SG&A expense increased to 27.4% in the first six months of 2014 compared to 12.1% in the first six months of 2013.

Operating income increased to $3.4 million in the first six months of 2014 compared to $1.9 million in the first six months of 2013. The increase in operating income was primarily related to the acquisition of NLM and organic improvement in profitability at XPO Air Charter offset by the $3.3 million in accelerated amortization of the indefinite-lived intangible asset related to the Express-1 trade name.

Freight Forwarding

Summary Financial Table

(Unaudited)

(In thousands)

	For the Three Months Ended June 30,		Percent of Revenue		Change	For the Six Months Ended June 30,		Percent of Revenue		Change
	2014	2013	2014	2013	%	2014	2013	2014	2013	%
Revenue	$54,178	$19,338	100.0%	100.0%	180.2%	$73,684	$35,571	100.0%	100.0%	107.1%
Cost of purchased transportation and services	48,580	16,775	89.7%	86.7%	189.6%	65,373	30,622	88.7%	86.1%	113.5%

Net revenue	5,598	2,563	10.3%	13.3%	118.4%	8,311	4,949	11.3%	13.9%	67.9%

SG&A expense
Salaries & benefits	1,627	1,518	3.0%	7.8%	7.2%	3,262	2,951	4.4%	8.3%	10.5%
Other SG&A expense	4,130	317	7.6%	1.6%	1202.8%	4,478	720	6.1%	2.0%	521.9%
Purchased services	243	157	0.4%	0.8%	54.8%	320	247	0.4%	0.7%	29.6%
Depreciation & amortization	501	93	0.9%	0.5%	438.7%	601	181	0.8%	0.5%	232.0%

Total SG&A expense	6,501	2,085	11.9%	10.7%	211.8%	8,661	4,099	11.7%	11.5%	111.3%

Operating (loss) income	$(903)	$478	-1.6%	2.6%	-288.9%	$(350)	$850	-0.4%	2.4%	-141.2%

Freight Forwarding

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenue in our Freight Forwarding segment increased 180.2% to $54.2 million in the second quarter of 2014 from $19.3 million in the second quarter of 2013. The increase was primarily related to the acquisition of Pacer and the addition of Pacer’s freight forwarding business to our Freight Forwarding segment as well as increased volume in our existing operations.

Freight Forwarding’s net revenue dollars increased 118.4% to $5.6 million in the second quarter of 2014 from $2.6 million in the second quarter of 2013. The increase in net revenue dollars was primarily driven by the acquisition of Pacer. Freight Forwarding net revenue margin decreased to 10.3% in the second quarter of 2014 as compared to 13.3% in the second quarter of 2013. The decrease in net revenue margin was primarily driven by the acquisition of Pacer as well as a decrease in net revenue margin in our domestic business. International shipments typically generate higher revenue, but at a lower margin, than domestic shipments. The Pacer freight forwarding business that we acquired is almost exclusively international shipments which have a lower gross margin than our historical combined Freight Forwarding operations.

SG&A expense increased 211.8% to $6.5 million in the second quarter of 2014 from $2.1 million in the second quarter of 2013. The increase in SG&A expense was primarily due to the acquisition of Pacer. As a percentage of revenue, SG&A expense increased to 11.9% in the second quarter of 2014 as compared to 10.7% in the second quarter of 2013.

Operating income was a loss of $0.9 million in the second quarter of 2014 compared to $0.5 million of income in the second quarter of 2013. The decrease in operating income was primarily related to acquisition of Pacer and the decrease in net revenues at our existing operations.

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

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenue in our Freight Forwarding segment increased 107.1% to $73.7 million in the first six months of 2014 from $35.6 million in the first six months of 2013. The increase was primarily related to the acquisition of Pacer and the addition of Pacer’s freight forwarding business to our Freight Forwarding segment as well as increased volume in our existing operations.

Freight Forwarding’s net revenue dollars increased 67.9% to $8.3 million in the first six months of 2014 from $4.9 million in the first six months of 2013. The increase in net revenue dollars was driven by the acquisition of Pacer. Freight Forwarding net revenue margin decreased to 11.3% in the first six months of 2014 as compared to 13.9% in the first six months of 2013. The decrease in net revenue margin was primarily driven by the acquisition of Pacer as well as a decrease in net revenue margin in our domestic business. International shipments typically generate higher revenue, but at a lower margin, than domestic shipments.

SG&A expense increased 111.3% to $8.7 million in the first six months of 2014 from $4.1 million in the first six months of 2013. The increase in SG&A expense was primarily due to the acquisition of Pacer. As a percentage of revenue, SG&A expense increased to 11.7% in the first six months of 2014 as compared to 11.5% in the first six months of 2013.

Operating income was a loss of $0.4 million in the first six months of 2014 compared to $0.9 million of income in the first six months of 2013. The decrease in operating income was primarily related to acquisition of Pacer and the decrease in net revenues at our existing operations.

XPO Corporate

Summary of Sales, General and Administrative Expense

(Unaudited)

(In thousands)

	For the Three Months Ended June 30,		Percent of Revenue		Change	For the Six Months Ended June 30,		Percent of Revenue		Change
	2014	2013	2014	2013	%	2014	2013	2014	2013	%
SG&A expense
Salaries & benefits	6,952	4,590	1.2%	3.3%	51.5%	16,795	9,097	1.9%	3.6%	84.6%
Other SG&A expense	1,872	1,337	0.3%	1.0%	40.0%	5,492	2,696	0.6%	1.1%	103.7%
Purchased services	5,692	4,532	1.0%	3.3%	25.6%	13,322	7,154	1.5%	2.8%	86.2%
Depreciation & amortization	544	231	0.1%	0.2%	135.5%	1,112	415	0.1%	0.2%	168.0%

Total SG&A expense	$15,060	$10,690	2.6%	7.8%	40.9%	$36,721	$19,362	4.1%	7.7%	89.7%

Corporate

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Corporate SG&A expense in the second quarter of 2014 increased by $4.4 million compared to the second quarter of 2013. Salaries and benefits increased due to the acquisition of Pacer and an increase in headcount in IT and corporate shared services. Purchased services increased in the second quarter of 2014 due largely to acquisition-related transaction costs.

Corporate SG&A for the second quarter of 2014 included: $0.6 million of restructuring charges related to the acquisition of Pacer; $1.3 million of acquisition-related transaction costs; $1.7 million of litigation-related legal costs; and $1.6 million of non-cash share based compensation.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Corporate SG&A expense in the first six months of 2014 increased by $17.4 million compared to the first six months of 2013. Salaries and benefits increased due to the costs of restructuring at Pacer and an increase in headcount in IT and corporate shared services. Purchased services increased in the first six months of 2014 due largely to acquisition-related transaction costs. Other SG&A expense increased due largely to the costs of restructuring facility leases at Pacer.

Corporate SG&A for the first six months of 2014 included: $7.0 million of restructuring charges related to the acquisition of Pacer, including $0.8 million of non-cash share based compensation; $6.0 million of acquisition-related transaction costs; $3.0 million of litigation-related legal costs; and $3.0 million of non-cash share based compensation.

Liquidity and Capital Resources

General

As of June 30, 2014, we had $210.7 million of working capital, including cash of $111.6 million, compared to working capital of $70.7 million, including cash of $21.5 million, as of December 31, 2013. This increase of $140.0 million in working capital during the six-month period was mainly due to the common stock offering in February 2014 offset by cash used for the acquisition of Pacer, operations and capital expenditures.

We continually evaluate our liquidity requirements, capital needs and availability of capital resources based on our operating needs and our planned growth initiatives. In addition to our existing cash balances and net cash provided by operating activities, in certain circumstances we may also use debt financings and issuances of equity or equity-related securities to fund our operating needs and growth initiatives. See the discussion below in the Debt Facilities section regarding our new amended $415.0 million multicurrency secured revolving loan credit facility.

We believe that our existing cash balances and availability under our new amended revolving credit facility will be sufficient to finance our existing operations.

Cash Flow

During the first six months of 2014, $26.6 million was used in cash from operations compared to $49.1 million used for the comparable period in 2013. The primary use of cash for the period was payment of transportation services and various SG&A expenses.

Cash generated from revenue equaled $806.1 million for the first six months of 2014 as compared to $227.0 million for the same period in 2013 and correlates directly with the revenue increase between the two periods. Cash flow increases are related primarily to volume and margin increases between the periods ended June 30, 2014 and 2013.

Cash used for payment of transportation services for the first six months of 2014 equaled $683.4 million as compared to $213.8 million for the same period in 2013. The increase in cash outflows between the two periods also directly correlates to the increase in revenues between the two periods.

Other operating uses of cash included SG&A items, which equaled $144.5 million and $57.8 million for the six-month periods ended June 30, 2014 and 2013, respectively. Payroll represents the most significant SG&A item. For the first six months of 2014, cash used for payroll equaled $64.2 million as compared to $26.5 million for the same period in 2013.

Investing activities used approximately $210.6 million during the first six months of 2014 compared to a use of $23.4 million from these activities during the same period in 2013. During the first six months of 2014, $201.0 million was used in acquisitions and $9.8 million was used to purchase fixed assets offset by $0.2 million generated by other investing activities. During the same period in 2013, $19.7 million was used in acquisitions and $3.8 million was used to purchase fixed assets while $0.1 million was received from other investing activities.

Financing activities generated approximately $327.3 million for the first six months of 2014 compared to $1.7 million used for the same period in 2013. Our main source of cash from financing activities during the first six months of 2014 was the $413.2 million of net proceeds from the issuance of stock while our primary uses of cash were the $75.0 million used to repay borrowings on the revolving credit facility, payment of $8.5 million as collateral for Pacer’s outstanding letters of credit upon termination of their separate credit agreement, dividends paid to preferred stockholders of $1.5 million and $0.9 million used for other financing activities. During the same period in 2013, our primary use of cash was the dividend paid to preferred stockholders of $1.5 million and $0.2 million used for other financing activities.

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

The proceeds of the Amended Credit Agreement may be used by us and our subsidiaries for ongoing working capital needs, other general corporate purposes, including strategic acquisitions, and fees and expenses in connection with the transaction. At June 30, 2014, the Company had no amount drawn under the Amended Credit Agreement. The Company was in compliance, in all material respects, with all covenants related to the Amended Credit Agreement as of June 30, 2014. Borrowings under the Amended Credit Agreement will bear interest at a per annum rate equal to, at our option, the one, two, three or six month (or such other period less than one month or greater than six months as the lenders may agree) LIBOR rate plus a margin of 1.75% to 2.25%, or a base rate plus a margin of 0.75% to 1.25%. The borrowers are required to pay an undrawn commitment fee equal to 0.25% or 0.375% of the quarterly average undrawn portion of the commitments under the Amended Credit Agreement, as well as customary letter of credit fees. The margin added to LIBOR, or base rate, will depend on our quarterly average availability of the commitments under the Amended Credit Agreement.

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

Contractual Obligations

The following table reflects our contractual obligations as of June 30, 2014 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Capital leases payable	$248	$65	$137	$46	$—
Notes payable	1,799	1,500	299	—	—
Operating/real estate leases	159,241	61,061	62,488	27,517	8,175
Purchase commitments	15,177	9,492	5,406	279	—
Employment contracts	15,334	7,040	8,294	—	—
Severance	2,751	2,479	272	—	—
Convertible senior notes	138,302	5,430	10,859	122,013	—

Total contractual cash obligations	$332,852	$87,067	$87,755	$149,855	$8,175

In addition to the obligations in the table above, we are contractually obligated to pay up to $21.9 million of purchase price holdbacks retained in connection with acquisitions, subject to resolution of, and set-off with respect to, any indemnifiable claims. The timing of such payments depends on the resolution of the underlying indemnifiable claims, and we cannot predict when such payments may be due. We do not have any other material commitments that have not been disclosed elsewhere.

Off-Balance Sheet Arrangements

We are not a party to any transactions that would be considered “off-balance sheet arrangements” under Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies

The preparation of condensed consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions. In certain circumstances, those estimates and assumptions can affect amounts reported in the accompanying unaudited condensed consolidated financial statements. We have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts will be reported related to the accounting policies described above. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. Note 2 of the “Notes to Consolidated Financial Statements” in the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013 includes a summary of our critical accounting policies. For the period ended June 30, 2014, there were no significant changes to our critical accounting policies.

New Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates.

Interest Rate Risk. As of June 30, 2014, we held $128.6 million of cash and restricted cash in cash depository and money market funds held in depository accounts at 16 financial institutions. The primary market risk associated with these investments is liquidity risk. We have exposure to changes in interest rates on our revolving credit facility. The interest rates on our revolving credit facility fluctuate based on LIBOR or a base rate plus an applicable margin. Assuming our $415.0 million revolving credit facility was fully drawn at June 30, 2014, a hypothetical 100-basis-point change in the interest rate would increase our annual interest expense by $4.2 million. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates.

Foreign Currency Exchange Risk. Our Canadian-based businesses and results of operations are exposed to movements in the U.S. dollar to Canadian dollar foreign currency exchange rate. A portion of our revenue is denominated in Canadian dollars. If the U.S. dollar strengthens against the Canadian dollar, our revenues reported in U.S. dollars would decline. With regard to operating expense, our primary exposure to foreign currency exchange risk relates to operating expense incurred in Canadian dollars. If the Canadian dollar strengthens, costs reported in U.S. dollars will increase. Movements in the U.S. dollar to Canadian dollar foreign currency exchange rate did not have a material effect on our revenue during the three- or six-month periods ending June 30, 2014. A hypothetical ten percent change in average exchange rates versus the U.S. dollar would not have resulted in a material change to our earnings.

From time to time, we use foreign currency forward contracts to reduce part of the variability in certain forecasted Canadian dollar denominated cash flows. Generally, these instruments are for maturities of six months or less. We consider several factors when evaluating hedges of our forecasted foreign currency exposures, such as significance of the exposure, offsetting economic exposures and potential costs of hedging. We do not enter into derivative transactions for purposes other than hedging economic exposures. At June 30, 2014, we had no outstanding forward contracts to reduce the variability in our Canadian dollar denominated revenues and operating expenses.

Convertible Debt Outstanding. The fair market value of our outstanding issue of convertible senior notes is subject to interest rate and market price risk due to the convertible feature of the notes and other factors. Generally the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the notes may also increase as the market price of our stock rises and decrease as the market price of our stock falls. Interest rate and market value changes affect the fair market value of the convertible senior notes, and may affect the prices at which we would be able to repurchase such convertible senior notes were we to do so. These changes do not impact our financial position, cash flows or results of operations. For additional information on the fair value of our outstanding convertible senior notes, refer to Note 2—Basis of Presentation and Significant Accounting Policies of the condensed consolidated financial statements included within.

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

Changes in internal controls. Except as described below, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. The Company completed its acquisition of Pacer on March 31, 2014 and is in the process of integrating the acquired business into the Company’s overall internal controls over financial reporting process. For additional information on the acquisition of Pacer, refer to Note 3—Acquisitions of the condensed consolidated financial statements included within.

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

Item 1A. Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, which could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Amended and Restated Revolving Loan Credit Agreement, dated as of April 1, 2014, by and among XPO Logistics, Inc. and certain subsidiaries, Morgan Stanley Bank, N.A., Morgan Stanley Senior Funding, Inc., Credit Suisse AG, Cayman Islands Branch, Deutsche Bank AG New York Branch, JPMorgan Chase Bank, N.A., Citibank N.A. and KeyBank National Association as Lenders, and Morgan Stanley Senior Funding, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 to XPO’s Current Report on Form 8-K filed with the SEC on April 4, 2014 (File No. 001-32172))

10.2*	Amended and Restated Employment Agreement, dated March 14, 2014, between XPO Logistics, Inc. and Troy A. Cooper (incorporated by reference to Exhibit 10.1 to XPO’s Current Report on Form 8-K filed with the SEC on May 20, 2014 (File No. 001-32172))

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrants Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrants Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014

32.1†	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrants Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014

32.2†	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrants Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference.
†	This exhibit will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities and Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

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

Date: July 30, 2014