Form 10-Q
period 2014-09-30
XPO Logistics, Inc.
filed 2014-11-07
CIK 1166003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
Form 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

☐	TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number: 001-32172
_____________________________________
XPO Logistics, Inc.
(Exact name of registrant as specified in its charter)
 _____________________________________

Delaware	03-0450326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Five Greenwich Office Park Greenwich, CT	06831
(Address of principal executive offices)	(Zip code)
(855) 976-4636
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
 _____________________________________
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 4, 2014, there were 64,448,865 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

XPO Logistics, Inc.
Form 10-Q

Part I—Financial Information
Item 1. Financial Statements.

XPO Logistics, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$680,101	$21,524
Accounts receivable, net of allowances of $8,148 and $3,539, respectively	475,323	134,227
Prepaid expenses	16,682	3,935
Deferred tax asset, current	8,581	3,041
Income tax receivable	13,217	—
Other current assets	9,875	7,304
Total current assets	1,203,779	170,031
Property and equipment, net of $33,392 and $11,803 in accumulated depreciation, respectively	224,138	56,571
Goodwill	918,485	363,448
Identifiable intangible assets, net of $54,560 and $15,411 in accumulated amortization, respectively	363,004	185,179
Deferred tax asset, long-term	76	72
Restricted cash	10,315	2,141
Other long-term assets	26,496	2,799
Total long-term assets	1,542,514	610,210
Total assets	$2,746,293	$780,241
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$241,354	$71,391
Accrued salaries and wages	45,577	11,741
Accrued expenses, other	47,772	9,489
Current maturities of long-term debt	2,907	2,028
Other current liabilities	7,960	4,684
Total current liabilities	345,570	99,333
Senior notes due 2019	500,000	—
Convertible senior notes	102,339	106,268
Revolving credit facility and other long-term debt, net of current maturities	229	75,373
Deferred tax liability, long-term	83,813	15,200
Other long-term liabilities	61,854	28,224
Total long-term liabilities	748,235	225,065
Commitments and contingencies
Stockholders’ equity:
Series A convertible perpetual preferred stock, $.001 par value; 10,000,000 shares; 73,335 and 74,175 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	42,258	42,737
Series B convertible perpetual preferred stock, $.001 par value; 371,848 shares; 371,848 and 0 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	363,898	—
Common stock, $.001 par value; 150,000,000 shares authorized; 64,486,445 issued and outstanding at September 30, 2014 and 30,583,073 and 30,538,073 shares issued and outstanding, respectively, at December 31, 2013	64	30
Additional paid-in capital	1,413,860	524,972
Treasury stock, at cost, 0 and 45,000 shares held at September 30, 2014 and December 31, 2013, respectively	—	(107)
Accumulated deficit	(167,592)	(111,789)
Total stockholders’ equity	1,652,488	455,843
Total liabilities and stockholders’ equity	$2,746,293	$780,241

See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$662,470	$193,982	$1,525,882	$445,071
Operating expenses
Cost of purchased transportation and services	487,365	159,147	1,170,509	374,636
Direct operating expense	71,026	2,077	102,118	2,077
Sales, general and administrative expense	117,717	51,177	300,148	112,159
Total operating expenses	676,108	212,401	1,572,775	488,872
Operating loss	(13,638)	(18,419)	(46,893)	(43,801)
Other expense	296	235	546	294
Interest expense	17,842	6,415	31,303	12,585
Loss before income tax provision	(31,776)	(25,069)	(78,742)	(56,680)
Income tax benefit	(20,077)	(19,044)	(25,147)	(18,748)
Net loss	(11,699)	(6,025)	(53,595)	(37,932)
Cumulative preferred dividends	(733)	(743)	(2,208)	(2,229)
Net loss available to common shareholders	$(12,432)	$(6,768)	$(55,803)	$(40,161)
Basic loss per share
Net loss	$(0.23)	$(0.28)	$(1.13)	$(1.99)
Diluted loss per share
Net loss	$(0.23)	$(0.28)	$(1.13)	$(1.99)
Weighted average common shares outstanding
Basic weighted average common shares outstanding	54,470	24,222	49,497	20,167
Diluted weighted average common shares outstanding	54,470	24,222	49,497	20,167
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net loss	$(53,595)	$(37,932)
Adjustments to reconcile net loss to net cash from operating activities
Provisions for allowance for doubtful accounts	5,108	1,855
Depreciation and amortization	63,790	11,743
Stock compensation expense	5,636	3,374
Accretion of debt	4,199	4,437
Deferred tax expense	(28,686)	(18,882)
Other	2,147	(201)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(73,472)	(28,096)
Income tax payable	2,889	(662)
Prepaid expense and other current assets	3,027	(2,373)
Other long-term assets	(1,688)	(97)
Accounts payable	39,714	(1,725)
Accrued expenses and other liabilities	17,674	7,014
Cash flows used by operating activities	(13,257)	(61,545)
Investing activities
Acquisition of businesses, net of cash acquired	(813,657)	(352,266)
Payment for purchases of property and equipment	(21,600)	(6,535)
Other	339	125
Cash flows used by investing activities	(834,918)	(358,676)
Financing activities
Proceeds from common stock offerings, net	733,954	239,660
Proceeds from issuance of preferred stock, net	363,898	—
Proceeds from issuance of senior notes, net	489,641	—
Proceeds from borrowing on revolving credit facility	130,000	—
Repayment of borrowings on revolving credit facility	(205,000)	—
Dividends paid to preferred stockholders	(2,208)	(2,229)
Payments of tax withholdings for restricted shares	(2,501)	(1,585)
Other	(1,032)	(659)
Cash flows provided by financing activities	1,506,752	235,187
Net increase (decrease) in cash	658,577	(185,034)
Cash and cash equivalents, beginning of period	21,524	252,293
Cash and cash equivalents, end of period	$680,101	$67,259
Supplemental disclosure of cash flow information:
Cash paid for interest	$15,282	$6,611
Cash (received) paid for income taxes	$(1,091)	$907
Equity portion of acquisition purchase price	$138,252	$10,446
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Nine Months Ended September 30, 2014
(Unaudited)
(In thousands)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Treasury Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2013	74	$42,737	—	$—	30,583	$30	(45)	$(107)	$524,972	$(111,789)	$455,843
Net loss	—	—	—	—	—	—	—	—	—	(53,595)	$(53,595)
Exercise of warrants and stock options and other	—	—	—	—	330	—	—	—	(1,983)	—	$(1,983)
Conversion of preferred stock to common stock	(1)	(479)	—	—	120	—	—	—	479	—	$—
Proceeds from issuance of preferred stock, net of issuance costs	—	—	372	363,898	—	—	—	—	—	—	$363,898
Proceeds from common stock offering, net of issuance costs	—	—	—	—	27,953	28	—	—	733,926	—	$733,954
Issuance of common stock for acquisitions	—	—	—	—	4,704	5	45	107	138,140	—	$138,252
Issuance of common stock upon conversion of senior notes, net of tax	—	—	—	—	796	1	—	—	12,690	—	$12,691
Dividend paid	—	—	—	—	—	—	—	—	—	(2,208)	$(2,208)
Stock compensation expense	—	—	—	—	—	—	—	—	5,636	—	$5,636
Balance, September 30, 2014	73	$42,258	372	$363,898	64,486	$64	—	$—	$1,413,860	$(167,592)	$1,652,488
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)
1. Organization
Nature of Business
XPO Logistics, Inc. (“XPO,” the “Company,” “we,” “us” or “our”)—provides premium transportation and logistics services to thousands of customers through our four business units:
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
Freight Forwarding—provides services under the brands XPO Global Logistics (formerly Concert Group Logistics) and Ocean World Lines (a Pacer brand) to North America-based customers with domestic and global interests. These services are sold and arranged under the authority of XPO Global Logistics through a network of Company-owned and independently-owned offices in the United States, Canada, Europe and Asia.
Contract Logistics—provides specialized logistics and comprehensive supply chain management solutions to large multi-national and medium-sized corporations and government agencies under the brand New Breed Logistics, which was acquired in September 2014. See Note 3—Acquisitions. New Breed Holding Company ("New Breed") and its subsidiaries conduct operations principally in the United States. These services include value-added warehousing and distribution, reverse logistics, transportation management, freight bill audit and payment, lean manufacturing support, aftermarket support and supply chain optimization.
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
These unaudited condensed consolidated financial statements reflect, in the opinion of the Company, all material adjustments (which include only normal recurring adjustments) necessary to fairly present the Company’s financial position as of September 30, 2014 and December 31, 2013, and results of operations for the three- and nine-month periods ended September 30, 2014 and 2013. The preparation of the condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenue and expense during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates. Intercompany transactions have been eliminated in the consolidated balance sheets and results of operations. Where the presentation of these intercompany eliminations differs between the consolidated and reportable segment financial statements, reconciliations of certain line items are provided.
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

Use of Estimates
The Company prepares its unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that impact the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting period. The Company reviews its estimates on a regular basis and makes adjustments based on historical experience and existing and expected future conditions. Estimates are made with respect to, among other matters, recognition of revenue, costs of purchased transportation and services, direct operating expenses, recoverability of long-lived assets, estimated legal accruals, estimated restructuring accruals, valuation allowances for deferred taxes, reserve for uncertain tax positions, and allowance for doubtful accounts. These evaluations are performed and adjustments are made as information is available. Management believes that these estimates, which have been discussed with the audit committee of the Company’s board of directors, are reasonable; however, actual results could differ from these estimates.
Statements of Operations, Balance Sheet, and Statement of Cash Flows Presentation
Certain line items from the December 31, 2013 consolidated balance sheet and condensed consolidated statement of cash flows for the nine-months ended September 30, 2013 have been conformed to the 2014 presentation. The carrier costs related to unbilled revenue are now included in accounts payable rather than accrued expenses, other. The conformed line items had no impact on previously reported results.
Certain line items from the condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2013 have been conformed to the 2014 presentation, including the retitling of direct expense to cost of purchased transportation and services and the addition of the direct operating expense category. The conformed line items had no impact on previously reported results.
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
For all subsidiaries other than XPO NLM and New Breed when serving as an agent for its customers in arranging purchased transportation, the Company reports revenue on a gross basis in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) Topic 605, “Reporting Revenue Gross as Principal Versus Net as an Agent.” The Company believes presentation on a gross basis is appropriate under ASC Topic 605 in light of the following factors:

•	The Company is the primary obligor and is responsible for providing the service desired by the customer.

•
The customer holds the Company responsible for fulfillment, including the acceptability of the service (requirements may include, for example, on-time delivery, handling freight loss and damage claims, establishing pick-up and delivery times, and tracking shipments in transit).

•
For Expedited Transportation and Freight Brokerage, the Company has complete discretion to select contractors or other transportation providers (collectively, “service providers”). For Freight Forwarding, the Company enters into agreements with significant service providers that specify the cost of services, among other things, and has ultimate authority in providing approval for all service providers that can be used by Freight Forwarding’s independently-

owned stations. Independently-owned stations may further negotiate the cost of services with Freight Forwarding-approved service providers for individual customer shipments.

•	Expedited Transportation and Freight Brokerage have complete discretion to establish sales prices. Independently-owned stations within Freight Forwarding have the discretion to establish sales prices.

•
The Company bears credit risk for all receivables. In the case of Freight Forwarding, the independently-owned stations reimburse the Company for a portion (typically 70-80%) of credit losses. The Company retains the risk that the independent station owners will not meet this obligation.

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
Specific to the Company's contract logistics business, a significant portion of its revenue is recognized based on objective criteria that do not require significant estimates or uncertainties. For example, transaction volumes, time and material, fixed-price and cost-reimbursable arrangements are based on specific, objective criteria under the contracts. Revenues on cost-reimbursable contracts are recognized by applying a factor to costs as incurred, such factor being determined by the contract provisions. Revenues on unit-price contracts are recognized at the contractual selling prices of work completed. Revenues on time and material contracts are recognized at the contractual rates as the labor hours and direct expenses are incurred. Revenues from fixed-price contracts are recognized as services are provided, unless revenues are earned and obligations fulfilled in a different pattern. Generally, the contracts contain provisions for adjustments to future pricing based upon changes in volumes, services and other market conditions, such as inflation. Revenues relating to such incentive or contingency payments are recorded when the contingency is satisfied and the Company concludes the amounts are earned. The contracts typically span several years and involve delivery of services in a number of different manners. Revenues recognized under these contracts do not require the use of significant estimates that are susceptible to change. The Company evaluates a client's agreements for multiple elements and aggregation of individual contracts into a multiple element agreement. The Company believes the current contracts do not meet the criteria required for multiple element contract accounting. Each contract is negotiated independently on a stand-alone basis, and prices are established based on operation-specific requirements. Furthermore, the Company's clients frequently choose their vendors and award business at the conclusion of a competitive bidding process for each service. However, should a client award multiple contracts that the Company subsequently determines are inter-dependent, the analysis of the value and timing of revenue recognition may subsequently change.
For the Company’s subsidiaries XPO NLM and New Breed when serving as an agent for its customers in arranging purchased transportation, revenue is recognized on a net basis in accordance with ASC Topic 605. The Company does not serve as the primary obligor. XPO NLM receives a fixed management fee for its services while New Breed receives a variable fee after deducting the cost of purchased transportation. Neither entity assumes credit risk in these transactions. In certain instances with XPO NLM, the Company also does not have discretion to select its service providers.
The Company’s Freight Forwarding segment collects certain taxes and duties on behalf of its customers as part of the services offered and arranged for international shipments. The Company’s accounting policy is to present these collections on a gross basis with revenue recognized of $7.7 million and $1.1 million for the three-month periods ended September 30, 2014 and 2013, respectively, and $14.8 million and $3.4 million for the nine-month periods ended September 30, 2014 and 2013, respectively.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less as of the date of purchase to be cash equivalents unless the investments are legally or contractually restricted for more than three months.

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoice amount or in the case of unbilled amounts at the expected invoice amount. The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical experience, the age of the accounts receivable balances, credit quality of the Company’s customers, any specific customer collection issues that have been identified, current economic conditions, and other factors that may affect customers’ ability to pay.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets include prepaid rent, software maintenance costs, insurance premiums, other prepaid operating expenses, certain inventories at XPO Last Mile and New Breed, receivables related to certain working capital adjustments from acquisitions, and other miscellaneous receivables. Prepaid expenses are amortized into expense over the respective contract term or other applicable time period.
Property and Equipment
Property and equipment are generally recorded at cost or in the case of acquired property and equipment at fair value at the date of acquisition. Maintenance and repair expenditures are charged to expense as incurred. When assets are sold, the applicable costs and accumulated depreciation are removed from the accounts, and any gain or loss is included in income. For internally-developed software, the Company has adopted the provisions of ASC Topic 350, “Intangibles—Goodwill and Other.” Accordingly, certain costs incurred in the planning and evaluation stage of internally-developed computer software are expensed as incurred. Costs incurred during the application development stage are capitalized and included in property and equipment. Capitalized internally-developed software also includes the fair value of acquired internally-developed technology. The net book value of capitalized internally-developed software totaled $68.2 million and $31.7 million as of September 30, 2014 and December 31, 2013, respectively.
Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Classification	Estimated Useful Life
Leasehold improvements	Shorter of term of lease or 15 years
Buildings	39 years
Vehicles	5 years
Rail cars	25 to 30 years
Containers and chassis	15 to 20 years
Machinery and equipment	5 to 10 years
Office equipment	5 to 7 years
Computer equipment	4 to 5 years
Computer software	3 to 5 years
Satellite equipment	3 to 5 years
Warehouse equipment	7 to 10 years
For additional information refer to Note 7—Property and Equipment.
Goodwill and Intangible Assets with Indefinite Lives
Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. During June 2014, the Company rebranded its Express-1 business to XPO Express. As a result of this action, the Company accelerated the amortization of $3.3 million in indefinite-lived intangible assets related to the Express-1 trade name based on the reduction in its remaining useful life. The full $3.3 million of accelerated amortization was recorded during the quarter ended June 30, 2014 and represented the full value of the Express-1 trade name intangible asset.
The Company follows the provisions of ASC Topic 350, “Intangibles—Goodwill and Other,” which requires an annual impairment test for goodwill. The Company may first choose to perform a qualitative evaluation of the likelihood of goodwill impairment. If the Company determines a quantitative evaluation is necessary, the goodwill at the reporting unit is subject to a two-step impairment test. The first step compares the book value of a reporting unit, including goodwill, with its fair value. If the book value of a reporting unit exceeds its fair value, the Company completes the second step in order to determine the amount of goodwill impairment loss that should be recorded. In the second step, the Company determines an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill. The amount of impairment is equal to the excess of the book value of goodwill over the implied fair value of that goodwill. The Company performs the annual impairment testing during the third quarter unless events or circumstances indicate impairment of the goodwill may have occurred before that time. For the periods presented, the Company did not recognize any goodwill impairment as the estimated fair value of its reporting units with goodwill exceeded the book value of these reporting units. For each of the Company’s reporting units, the excess of the fair value over the book value ranged from 20% to over 600%. For additional information refer to Note 9—Goodwill.
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

The Company’s intangible assets subject to amortization consist of customer lists and relationships, carrier relationships, trade names, non-compete agreements, and other intangibles. Customer lists and relationships and trade names are amortized on an accelerated basis over the period of economic benefit based on the estimated cash flows attributable to the related intangible assets. Non-compete agreements, carrier relationships and other intangibles are amortized on a straight-line basis over the estimated useful lives of the related intangible asset. The estimated useful lives of the respective intangible assets by type are as follows:

Classification	Estimated Useful Life
Customer lists and relationships	3 to 14 years
Carrier relationships	2 years
Trade name	1 to 5 years
Non-compete agreements	Term of agreement
Other intangible assets	3 months to 5 years
For additional information refer to Note 8—Intangible Assets.
Restricted Cash
Restricted cash primarily consists of cash held to fund healthcare claims for employees in our contract logistics business who are covered by the McNamara-O'Hara Service Contract Act (SCA), cash held as collateral for letters of credit in conjunction with the acquisition of New Breed, and cash held as security under XPO Last Mile’s captive insurance contracts.
Other Long-Term Assets
Other long-term assets consist primarily of debt issuance costs related to the Company’s 7.875% senior notes due 2019, revolving credit facility and convertible senior notes, favorable leasehold interests (recorded as part of purchase accounting), balances representing deposits and notes receivable from various XPO Global Logistics independent station owners, and incentive payments to independent station owners within the XPO Global Logistics network. The debt issuance costs related to the revolving credit facility are amortized on a straight-line basis over the respective term while the debt issuance costs related to the senior notes and convertible senior notes are amortized using the effective interest method. The favorable leasehold interest assets are amortized through rent expense on a straight-line basis over the remaining lease term. The incentive payments are made by XPO Global Logistics to certain station owners as an incentive to establish an independently-owned station and are amortized over the life of each independent station contract and the unamortized portion generally is recoverable in the event of default under the terms of the agreements.

The following table outlines the Company’s other long-term assets as of September 30, 2014 and December 31, 2013 (in thousands):

	As of September 30, 2014	As of December 31, 2013
Debt issuance costs	$15,788	$1,582
Long-term deposits	4,299	1,171
Favorable leasehold interests	3,383	—
Other long-term assets	3,026	46
Total Other Long-Term Assets	$26,496	$2,799
Accrued Expenses, Other
Accrued expenses, other consist primarily of accrued purchased services; accrued container and railcar costs, including maintenance; accruals for various insurance claims; accrued interest on the Company's outstanding debt; accrued facility charges related to the Company's contract logistics business; accrued property and other taxes; deferred revenue; and other miscellaneous accrued expenses. The following table outlines the Company’s accrued expenses, other as of September 30, 2014 and December 31, 2013 (in thousands):

	As of September 30, 2014	As of December 31, 2013
Accrued purchased services	$16,729	$7,301
Accrued container and railcar costs	6,764	—
Accrued insurance claims	6,048	437
Accrued interest	3,938	1,498
Accrued facility charges	3,233	—
Accrued property and other taxes	2,968	—
Deferred revenue	2,765	—
Other accrued expenses	5,327	253
Total Accrued Expenses, Other	$47,772	$9,489

Other Long-Term Liabilities
Other long-term liabilities consist primarily of the holdback of a portion of the purchase price in connection with acquisitions, reserves for uncertain tax positions, asset retirement obligations, unfavorable leasehold interests (recorded as part of purchase accounting), an unfavorable customer contract (recorded as part of purchase accounting), deferred rent liabilities, certain liability insurance reserves, vacant rent accruals related to facility closures, and other long-term liabilities. The unfavorable leasehold interest liabilities are amortized through rent expense on a straight-line basis over the remaining lease term. The following table outlines the Company’s other long term liabilities as of September 30, 2014 and December 31, 2013 (in thousands):

	As of September 30, 2014	As of December 31, 2013
Acquisition-related holdbacks	$21,651	$22,500
Uncertain tax positions	7,796	916
Asset retirement obligations	7,388	—
Unfavorable leasehold interests	6,276	233
Unfavorable customer contract	5,185	—
Long-term portion of deferred rent liability	4,913	4,387
Long-term workers compensation insurance claims	3,820	—
Long-term portion of vacant rent liability	3,445	143
Other long-term liabilities	1,380	45
Total Other Long-Term Liabilities	$61,854	$28,224
Income Taxes
Taxes on income are provided for in accordance with ASC Topic 740, “Income Taxes.” Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the condensed consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax basis of particular assets and liabilities, and the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the enactment date. A valuation allowance is provided to offset the net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Management periodically assesses the likelihood that the Company will utilize its existing deferred tax assets and records a valuation allowance for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized.
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

At September 30, 2014 and December 31, 2013, the Company’s financial assets that were accounted for at fair value on a recurring basis included $201.4 million and $1.6 million of money market funds, respectively.
Estimated Fair Value of Financial Instruments
The aggregate net fair value estimates are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain financial instruments approximated their fair values as of the periods ended September 30, 2014 and December 31, 2013. These financial instruments include cash, accounts receivable, notes receivable, accounts payable, accrued expense, notes payable and current maturities of long-term debt. Fair values approximate carrying values for these financial instruments since they are short-term in nature and they are receivable or payable on demand. The fair value of the Freight Forwarding notes receivable from the owners of the independently-owned stations approximated their respective carrying values based on the interest rates associated with these instruments.
As of September 30, 2014, the Company had outstanding $500 million of 7.875% Senior Notes due September 1, 2019, which the Company is obligated to repay at face value unless they are redeemed prior to the maturity date. Holders of the senior notes are due interest semiannually in arrears on March 1 and September 1 of each year commencing March 1, 2015 and maturing on September 1, 2019. Prior to September 1, 2016, the Company may redeem some or all of the senior notes due 2019 at a price equal to 100% of the principal amount of the notes plus the applicable “make-whole” premium. Additionally, the Company may redeem some or all of the senior notes beginning on September 1, 2016. The initial redemption price is 103.938% of their principal amount, plus accrued interest. The redemption price will decline each year after 2016 and will be 100% of their principal amount, plus accrued interest, beginning on September 1, 2018. In addition, on or prior to September 1, 2016, the Company may redeem up to 40% of the aggregate principal amount of notes with the proceeds of certain equity offerings at 107.875% of their principal amount plus accrued interest. The fair value of the senior notes due 2019 equaled the carrying value as of September 30, 2014. For additional information refer to Note 6—Debt.
As of September 30, 2014, the Company had outstanding $120.7 million of 4.50% Convertible Senior Notes due October 1, 2017, which the Company is obligated to repay at face value unless the holder agrees to a lesser amount or elects to convert all or a portion of such notes into the Company’s common stock. Holders of the convertible senior notes are due interest semiannually in arrears on April 1 and October 1 of each year. The conversion rate is 60.8467 shares of common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $16.43 per share of common stock) and is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. The fair value of the convertible senior notes was $284.7 million as of September 30, 2014. For additional information refer to Note 6—Debt.
Stock-Based Compensation
The Company accounts for share-based compensation based on the equity instrument’s grant date fair value in accordance with ASC Topic 718, “Compensation—Stock Compensation.” The fair value of each share-based payment award is established on the date of grant. For grants of restricted stock units subject to service or performance-based vesting conditions only, the fair value is established based on the market price on the date of the grant. For grants of restricted stock units subject to service, performance and market-based vesting conditions, the fair value is established using the Monte Carlo simulation lattice model. For grants of options, the Company uses the Black-Scholes option pricing model to estimate the fair value of share-based payment awards. The determination of the fair value of share-based awards is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.

The weighted-average fair value of each stock option recorded in expense for the three- and nine-month periods ended September 30, 2014 and 2013 was estimated on the date of grant using the Black-Scholes option pricing model and is amortized over the requisite service period of the option. The Company has used one grouping for the assumptions, as its option grants have similar characteristics. The expected term of options granted has been derived based upon the Company’s history of actual exercise behavior and represents the period of time that options granted are expected to be outstanding. Historical data was also used to estimate option exercises and employee terminations. Estimated volatility is based upon the Company’s historical market price at consistent points in a period equal to the expected life of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and the expected dividend yield is zero. For additional information refer to Note 11—Stock-Based Compensation.
Earnings per Share
Earnings per common share are computed in accordance with ASC Topic 260, “Earnings per Share,” which requires companies to present basic earnings per share and diluted earnings per share. For additional information refer to Note 13—Earnings per Share.
3. Acquisitions
2014 Acquisitions
New Breed Logistics
On July 29, 2014, the Company entered into a definitive Agreement and Plan of Merger (the “New Breed Merger Agreement”) with New Breed, providing for the Company to acquire all of New Breed (the “New Breed Transaction”). New Breed is a provider of highly engineered contract logistics solutions for multi-national and medium-sized corporations and government agencies in the United States. The closing of the transaction was effective on September 2, 2014. At the closing, the Company paid $615.8 million in cash including a $1.1 million estimate of the working capital adjustment.
In conjunction with the New Breed Merger Agreement, the Company entered into a subscription agreement with Louis DeJoy, the Chief Executive Officer of New Breed. Pursuant to the subscription agreement, Mr. DeJoy purchased $30.0 million of unregistered XPO common stock at a per share purchase price in cash equal to (1) the closing price of XPO common stock on the New York Stock Exchange on July 29, 2014 with respect to 50% of such purchase and (2) the closing price of XPO common stock on the New York Stock Exchange on the trading day immediately preceding September 2, 2014 with respect to the remaining 50% of such purchase. Due to the interrelationship between the New Breed Merger Agreement and the subscription agreement, the Company considers the substance of the consideration paid to be a combination of net cash and equity as described below.
The fair value of the total consideration paid under the New Breed Merger Agreement was $615.9 million and consisted of $585.8 million of net cash paid at the time of closing, including an estimate of the working capital adjustment, and $30.1 million of equity representing the fair value of 1,060,598 shares of the Company’s common stock at the closing market price of $32.45 per share on September 2, 2014 less a marketability discount on the shares issued due to a holding period restriction. The net cash paid at the time of closing consisted of $615.8 million less the $30.0 million used by Louis DeJoy to purchase XPO common stock per the subscription agreement.
The New Breed Transaction was accounted for as a purchase business combination in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying condensed consolidated balance sheet at their estimated fair values as of September 2, 2014, with the remaining unallocated purchase price recorded as goodwill. Goodwill represents the expected synergies and cost rationalization from the merger of operations as well as intangible assets that do not qualify for separate recognition such as an assembled workforce. The following table outlines the consideration transferred and purchase price allocation at the respective estimated fair values as of September 2, 2014 (in thousands):

Consideration	$615,857
Cash and cash equivalents	1,939
Accounts receivable	112,074
Prepaid and other current assets	10,617
Income tax receivable	16,137
Restricted cash	8,530
Property and equipment	114,119
Trademarks/trade names	4,460
Contractual customer relationships asset	115,120
Contractual customer relationships liability	(5,640)
Non-contractual customer relationships	16,730
Other long-term assets	6,230
Accounts payable	(17,732)
Accrued expenses	(32,953)
Deferred tax liabilities, non-current	(78,095)
Other long-term liabilities	(7,873)
Goodwill	$352,194
As of September 30, 2014, the purchase price allocation is considered final, except for the settlement of any working capital adjustments and the fair value of accounts receivable, property and equipment, intangible assets, taxes and assumed liabilities. All goodwill recorded in the acquisition relates to the Contract Logistics reportable segment. The goodwill as a result of the acquisition is not deductible for income tax purposes.
Atlantic Central Logistics
On July 28, 2014, the Company entered into a Stock Purchase Agreement with Perry Barbaruolo, Thomas G. Bartley, Robert Humes II, Jeffrey E. Patterson, Brian Ruane, The Bryn Mawr Trust Company of Delaware, as Trustee of the Perry Barbaruolo 2014 Delaware Trust, Thomas Bartley, as Trustee of the Janice C. Day 2014 Trust, Thomas Bartley, as Trustee of the Jessica M. Clark 2014 Trust, Thomas Bartley, as Trustee of the Jacqueline M. Patterson 2014 Trust, Thomas Bartley, as Trustee of the Patterson 2014 Grandchildren's Trust, The Bryn Mawr Trust Company of Delaware as Trustee of the Brian Ruane 2014 Delaware Trust, and The Bryn Mawr Trust Company of Delaware, as Trustee of the Richard Roberts 2014 Trust to acquire all of the outstanding capital stock of Simply Logistics, Inc. d/b/a Atlantic Central Logistics (“ACL”) for $36.2 million in cash consideration and deferred payments. ACL provides e-commerce fulfillment services by facilitating the time-sensitive, local movement of goods between distribution centers and the end-consumer.
The ACL acquisition was accounted for as a purchase business combination in accordance with ASC Topic 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying condensed consolidated balance sheet at their estimated fair values as of July 28, 2014 with the remaining unallocated purchase price recorded as goodwill. As a result of the acquisition, the Company recorded goodwill of $25.3 million and intangible assets of $11.7 million. All goodwill recorded related to the acquisition relates to the Freight Brokerage reportable segment. The goodwill as a result of the acquisition is not deductible for income tax purposes. As of September 30, 2014, the purchase price is considered final except for the settlement of any working capital adjustments and the fair value of accounts receivable, intangible assets, taxes and assumed liabilities.
Pacer International
On January 5, 2014, the Company entered into a definitive Agreement and Plan of Merger (the “Pacer Merger Agreement”) with Pacer International, Inc. ("Pacer"), providing for the acquisition of Pacer by the Company (the “Pacer Transaction”). Pacer is an asset-light North American freight transportation and logistics services provider. The closing of the transaction was effective on March 31, 2014 (the “Effective Time”).
At the Effective Time, each share of Pacer’s common stock, par value $0.01 per share, issued and outstanding immediately prior to the Effective Time was converted into the right to receive (i) $6.00 in cash and (ii) 0.1017 of a share of XPO common stock, which amount is equal to $3.00 divided by the average of the volume-weighted average closing prices of

XPO common stock for the ten trading days prior to the Effective Time (the “Pacer Merger Consideration”). Pursuant to the terms of the Pacer Merger Agreement, all vested and unvested Pacer options outstanding at the Effective Time were settled in cash based on the value of the Pacer Merger Consideration. In addition, all Pacer restricted stock, and all vested and unvested Pacer restricted stock units and performance units outstanding at the Effective Time were converted into the right to receive the Pacer Merger Consideration. The fair value of the total consideration paid under the Pacer Merger Agreement was $331.5 million and consisted of $223.3 million of cash paid at the time of closing and $108.2 million of equity representing the fair value of 3,688,246 shares of the Company’s common stock at the closing market price of $29.41 per share on March 31, 2014 less a marketability discount on a portion of shares issued to certain former Pacer executives due to a holding period restriction. The marketability discount did not have a material impact on the fair value of the equity consideration provided.
The Pacer Transaction was accounted for as a purchase business combination in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying condensed consolidated balance sheet at their fair values as of March 31, 2014, with the remaining unallocated purchase price recorded as goodwill. Goodwill represents the expected synergies and cost rationalization from the merger of operations as well as intangible assets that do not qualify for separate recognition such as an assembled workforce. The following table outlines the consideration transferred and purchase price allocation at the respective fair values as of March 31, 2014 (in thousands):

Consideration	$331,488
Cash and cash equivalents	22,302
Accounts receivable	118,842
Prepaid and other current assets	9,384
Deferred tax assets, current	2,202
Property and equipment	50,593
Trademarks/trade names	2,760
Non-compete agreements	2,310
Contractual customer relationships	66,250
Non-contractual customer relationships	1,010
Other long-term assets	5,790
Accounts payable	(71,042)
Accrued salaries and wages	(3,105)
Accrued expenses, other	(23,021)
Other current liabilities	(1,496)
Deferred tax liabilities, non-current	(17,286)
Other long-term liabilities	(11,909)
Goodwill	$177,904
As of September 30, 2014, the purchase price allocation is considered final, except for the fair value of taxes and assumed liabilities. All goodwill recorded related to the acquisition relates to the Freight Brokerage reportable segment. The carryover of the tax basis in goodwill is deductible for income tax purposes while the step-up in goodwill as a result of the acquisition is not deductible for income tax purposes. Total tax deductible goodwill was $323.2 million on the acquisition date of March 31, 2014. The difference between book and tax goodwill represents the tax basis in goodwill from acquisitions made by Pacer prior to the acquisition by XPO.
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
The NLM acquisition was accounted for as a purchase business combination in accordance with ASC Topic 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying condensed consolidated balance sheet at their fair values as of December 28, 2013 with the remaining unallocated purchase price recorded as goodwill. Goodwill represents the expected synergies and cost rationalization from the joining of operations as well as intangible assets that do not qualify for separate recognition such as an assembled workforce. The following table outlines the consideration transferred and purchase price allocation at the respective fair values as of December 28, 2013 (in thousands):

Consideration	$87,000
Cash and cash equivalents	7,381
Accounts receivable	35,975
Prepaid and other assets	1,110
Property and equipment	13,577
Trademarks/trade names	440
Non-compete agreements	465
Customer relationships	25,200
Accounts payable	(43,519)
Other current liabilities	(479)
Goodwill	$46,850
As of September 30, 2014, the purchase price allocation is considered final. All goodwill recorded related to the acquisition relates to the Expedited Transportation reportable segment and is fully deductible for income tax purposes based on the Internal Revenue Code Section 338(h)(10) election made with respect to the NLM Transaction. The working capital adjustments in connection with this acquisition have been finalized and there was no material change in the purchase price as a result.
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
The Optima acquisition was accounted for as a purchase business combination in accordance with ASC Topic 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying condensed consolidated balance sheet at their estimated fair values as of November 13, 2013 with the remaining unallocated purchase price recorded as goodwill. As a result of the acquisition, the Company recorded goodwill of $14.1 million and intangible assets of $11.3 million. All goodwill recorded related to the acquisition relates to the Freight Brokerage reportable segment and is fully deductible for income tax purposes. In addition, the Company recorded an acquired technology asset of $0.9 million as property and equipment in the condensed consolidated balance sheet. As of September 30, 2014, the purchase price allocation is considered final. The working capital adjustment in connection with this acquisition has been finalized and there was no material change in the purchase price as a result.
3PD
On July 12, 2013, the Company entered into a Stock Purchase Agreement with 3PD Holding, Inc. ("3PD"), Logistics Holding Company Limited, Mr. Karl Meyer, Karl Frederick Meyer 2008 Irrevocable Trust II, Mr. Randall Meyer, Mr. Daron

Pair and Mr. James J. Martell (the “3PD Stock Purchase Agreement”) to acquire all of the outstanding capital stock of 3PD (the “3PD Transaction”). 3PD is a non-asset, third party provider of heavy goods, last-mile logistics in North America. The closing of the transaction occurred on August 15, 2013. The fair value of the total consideration paid under the 3PD Stock Purchase Agreement was $364.3 million and consisted of $333.2 million of net cash payable at the time of closing, $22.5 million of deferred payments, $7.4 million representing the fair value of 407,479 restricted shares of the Company’s common stock at the closing market price of $21.99 per share on August 15, 2013 less a marketability discount of $1.6 million on shares issued to the sellers due to a holding period restriction, and the final working capital adjustment of $1.2 million. The majority of the shares issued are restricted until September 2, 2016.
The 3PD Transaction was accounted for as a purchase business combination in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying condensed consolidated balance sheet at their fair values as of August 15, 2013, with the remaining unallocated purchase price recorded as goodwill. Goodwill represents the expected synergies and cost rationalization from the joining of operations as well as intangible assets that do not qualify for separate recognition such as an assembled workforce. The following table outlines the consideration transferred and purchase price allocation at the respective fair values as of August 15, 2013 (in thousands):

Consideration	$364,329
Cash and cash equivalents	950
Accounts receivable	30,261
Prepaid and other current assets	1,743
Deferred tax assets, current	559
Property and equipment	22,965
Trademarks/trade names	5,900
Non-compete agreements	1,550
Customer relationships	110,600
Carrier relationships	12,100
Other long-term assets	409
Accounts payable	(12,975)
Accrued salaries and wages	(1,724)
Accrued expenses, other	(4,214)
Other current liabilities	(5,389)
Deferred tax liabilities, non-current	(29,755)
Goodwill	$231,349
All goodwill recorded related to the acquisition relates to the Freight Brokerage reportable segment. The carryover of the tax basis in goodwill is deductible for income tax purposes while the step-up in goodwill as a result of the acquisition is not deductible for income tax purposes. Total tax deductible goodwill was $27.1 million on the acquisition date of August 15, 2013. The difference between book and tax goodwill represents the tax basis in goodwill from acquisitions made by 3PD prior to the acquisition by XPO.
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
The Interide acquisition was accounted for as a purchase business combination in accordance with ASC Topic 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying condensed consolidated balance sheet at their fair values as of May 6, 2013 with the remaining unallocated purchase price recorded as goodwill. As a result of the acquisition, the Company recorded goodwill of $3.4 million and intangible assets of $1.7 million. All goodwill recorded related to the acquisition relates to the Freight Brokerage reportable segment and is fully deductible for income tax purposes. The working capital adjustment in connection with this acquisition has been finalized and there was no material change in the purchase price as a result.
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
The Covered acquisition was accounted for as a purchase business combination in accordance with ASC Topic 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying condensed consolidated balance sheet at their fair values as of February 26, 2013 with the remaining unallocated purchase price recorded as goodwill. As a result of the acquisition, the Company recorded goodwill of $7.4 million and intangible assets of $2.8 million. All goodwill recorded related to the acquisition relates to the Freight Brokerage reportable segment and is fully deductible for income tax purposes.
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
The ECAC acquisition was accounted for as a purchase business combination in accordance with ASC Topic 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying condensed consolidated balance sheet at their fair values as of February 8, 2013 with the remaining unallocated purchase price recorded as goodwill. As a result of the acquisition, the Company recorded goodwill of $3.8 million and intangible assets of $4.8 million. All goodwill recorded related to the acquisition relates to the Expedited Transportation reportable segment and is fully deductible for income tax purposes. The working capital adjustment in connection with this acquisition has been finalized and there was no material change in the purchase price as a result.

Pro Forma Financial Information
The following unaudited pro forma consolidated results of operations for the nine-month periods ended September 30, 2014 and 2013 present consolidated information of the Company as if the acquisitions of New Breed, Pacer and 3PD had occurred as of January 1, 2013 (in thousands):

	Pro Forma Nine Months Ended September 30, 2014	Pro Forma Nine Months Ended September 30, 2013
Revenue	$2,149,150	$1,808,496
Operating loss	$(32,282)	$(15,697)
Net loss	$(70,609)	$(50,386)
Loss per common share
Basic	$(1.31)	$(1.07)
Diluted	$(1.31)	$(1.07)
The unaudited pro forma consolidated results for the nine-month periods were prepared using the acquisition method of accounting and are based on the historical financial information of New Breed, Pacer, 3PD and the Company. The unaudited pro forma consolidated results incorporate historical financial information for all significant acquisitions pursuant to SEC regulations since January 1, 2013. The historical financial information has been adjusted to give effect to pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed these acquisitions on January 1, 2013.
4. Restructuring Charges
On March 31, 2014, the Company initiated a facility rationalization and severance program to close facilities and reduce employment in order to improve efficiency and profitability in conjunction with its acquisition of Pacer. The program includes facility exit activities and employment reduction initiatives.
The amount of restructuring charges incurred during the nine-month period ended September 30, 2014 and included in our condensed consolidated statement of operations as sales, general and administrative expense is summarized below (in thousands). These charges are not allocated to our reportable segments. No amount of the restructuring liability was included in the purchase price allocation for Pacer as all activities were initiated by XPO to benefit the post-combination period.

	Contract termination	Severance	Total
Reserve balance at December 31, 2013	$—	$—	$—
Charges incurred	4,815	5,280	10,095
Payments	(1,061)	(3,262)	(4,323)
Reserve balance at September 30, 2014	$3,754	$2,018	$5,772
5. Commitments and Contingencies
Purchase Commitments
As of September 30, 2014, the Company had approximately $12.2 million in future minimum payments required under non-cancellable service agreements for ongoing services, maintenance and support to information technology providers. Remaining future minimum payments related to these agreements amount to approximately $8.7 million, $3.2 million and $0.3 million for the periods ending September 30, 2015, 2016 and 2017, respectively.
During the three- and nine-month periods ended September 30, 2014, $2.7 million and $6.0 million of expense was recognized related to these agreements, respectively.

Lease Commitments
As of September 30, 2014, the Company had approximately $312.5 million in future minimum payments required under operating leases for various real estate, double-stack railcars, containers, chassis, tractors, data processing equipment, transportation and office equipment leases that have an initial or remaining non-cancellable lease term. Remaining future minimum payments related to these operating leases amount to approximately $95.6 million, $71.4 million, $53.3 million, $38.0 million, and $54.2 million for the periods ending September 30, 2015, 2016, 2017, 2018, and 2019 and thereafter, respectively.
Rent expense was $25.1 million and $2.7 million for the three-month periods ended September 30, 2014 and 2013, respectively, and $48.9 million and $4.6 million for the nine-month periods ended September 30, 2014 and 2013, respectively.
The Company receives income from others for the use of its double-stack railcars and containers. These income amounts are included in revenues. Rental income was $9.3 million for the three-month period ended September 30, 2014 and $18.5 million for the nine-month period ended September 30, 2014, respectively.
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
California DLSE claims
The Company’s Pacer subsidiary, which was acquired on March 31, 2014, received notices from the California Labor Commissioner, Division of Labor Standards Enforcement (the “DLSE”), that a total of 153 owner operators contracted with certain Pacer subsidiaries have filed claims with the DLSE in which they assert that they should be classified as employees, as opposed to independent contractors. These claims seek reimbursement for the owner operators’ business expenses, including fuel, tractor maintenance and tractor lease payments. A decision has been rendered by a DLSE hearing officer in seven of these claims, who awarded a total of $2.2 million to the seven claimants. Pacer has appealed these awards to California Superior

Court, San Diego, where a de novo trial will be held on the merits of those claims. As part of the acquisition accounting process, XPO is currently evaluating these claims and the recent award to the seven claimants and will determine the fair value of these claims, if any, in the forthcoming measurement period. As of September 30, 2014, the Company has not established any reserve with respect to these matters or other claims involving Pacer, all of which XPO continues to evaluate as part of the acquisition accounting process.
Pacer Acquisition Litigation
Between January 8 and January 16, 2014, five substantially identical putative class actions were filed in the Tennessee Chancery Court against the Company, Pacer and Pacer’s directors challenging the Company’s acquisition of Pacer. By stipulation and order dated February 18, 2014, the Chancery Court for Davidson County consolidated these cases under the caption In re Pacer International, Inc. Shareholder Litigation, No. 14-39-IV. The operative complaint in the consolidated case alleges, among other things, that the directors of Pacer breached their fiduciary duties to Pacer’s shareholders in connection with the proposed acquisition of Pacer by XPO by agreeing to the proposed merger at an allegedly unfair price pursuant to a purportedly flawed and conflicted sales process, by including certain allegedly preclusive deal-protection measures, and by misrepresenting and/or omitting certain allegedly material information in the proxy statement relating to the transaction. The parties have reached an agreement in principle to settle all of these claims, which the Company continues to believe are without merit. The Court has entered an order preliminarily approving the settlement. The settlement remains subject to final Court approval. There can be no assurance that the parties will ultimately enter into a definitive settlement agreement or that the Court will approve the settlement. The proposed settlement is not material to the Company's financial statements.
6. Debt
Senior Notes due 2019
On August 25, 2014, the Company completed a private placement of $500.0 million aggregate principal amount of 7.875% senior notes due September 1, 2019 (the "Senior Notes due 2019"). Total unamortized debt issuance costs related to the Senior Notes due 2019 classified in other long-term assets at September 30, 2014 are $10.2 million.
The Senior Notes due 2019 were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and, outside the United States, only to non-U.S. investors pursuant to Regulation S. The Senior Notes due 2019 were not registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from registration requirements or a transaction not subject to the registration requirements of the Securities Act or any state securities laws. The Senior Notes due 2019 bear interest at a rate of 7.875% per annum payable semiannually, in cash in arrears, on March 1 and September 1 of each year, commencing March 1, 2015 and maturing on September 1, 2019. The Senior Notes due 2019 are guaranteed by each of the Company’s direct and indirect wholly-owned restricted subsidiaries (other than certain excluded subsidiaries) that are obligors under, or guarantee obligations under, the Company’s existing credit agreement (or certain replacements thereof) or guarantee certain capital markets indebtedness of the Company or any guarantor of the Senior Notes due 2019. The Senior Notes due 2019 and the guarantees thereof are unsecured, unsubordinated indebtedness of the Company and the guarantors. Among other things, the covenants of the Senior Notes due 2019 limit the Company’s ability to, with certain exceptions: incur indebtedness or issue disqualified stock; grant liens; pay dividends or make distributions in respect of capital stock; make certain investments or other restricted payments; prepay or repurchase subordinated debt; sell or transfer assets; engage in certain mergers, consolidations, acquisitions and dispositions; and enter into certain transactions with affiliates. The Company was in compliance, in all material respects, with all covenants related to the Senior Notes due 2019 as of September 30, 2014.
Prior to September 1, 2016, the Company may redeem some or all of the Senior Notes due 2019 at a price equal to 100% of the principal amount of the notes plus the applicable “make-whole” premium. The "make-whole" premium equals the greater of 1% of the then outstanding principal amount of the note and the excess of (a) the present value at such redemption date of (i) the redemption price of the note, at September 1, 2016, plus (ii) all required interest payments due on the note through September 1, 2016 (excluding accrued but unpaid interest), computed using a discount rate equal to the treasury rate as of such redemption date, plus 50 basis points; over (b) the then outstanding principal amount of the note. On and after September 1, 2016, the Company may redeem some or all of the notes for a redemption price that declines each year. The initial redemption price is 103.938% of their principal amount, plus accrued interest. The redemption price will decline each year after 2016 and will be 100% of their principal amount, plus accrued interest, beginning on September 1, 2018. In addition, on or prior to September 1, 2016, the Company may redeem up to 40% of the aggregate principal amount of notes with the proceeds of certain equity offerings at 107.875% of their principal amount plus accrued interest. The Company may make such redemption only if, after any such redemption, at least 60% of the aggregate principal amount of notes originally issued remains outstanding.

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
As of September 30, 2014, the Company and certain of its wholly-owned subsidiaries, as borrowers, were parties to a $415 million multicurrency secured Amended and Restated Revolving Loan Credit Agreement (the “Amended Credit Agreement”) with the lender parties thereto and Morgan Stanley Senior Funding, Inc., as administrative agent for such lenders, with a commitment termination date of October 17, 2018. The principal amount of the commitments under the Amended Credit Agreement may be increased by an aggregate amount of up to $100 million, subject to certain terms and conditions specified in the Amended Credit Agreement. The Amended Credit Agreement replaces and supersedes in its entirety the $125 million multicurrency secured Revolving Loan Credit Agreement that the Company entered into on October 18, 2013. At September 30, 2014, the Company had outstanding letters of credit of $15.0 million. Of the $15.0 million of letters of credit outstanding, $5.2 million were fully cash collateralized by the Company. The collateral is included in restricted cash on the condensed consolidated balance sheet as of September 30, 2014. The Company’s availability under the Amended Credit Agreement is not impacted by the cash collateralized outstanding letters of credit. Total unamortized debt issuance costs related to the Amended Credit Agreement classified in other long-term assets at September 30, 2014 are $3.3 million.

On August 8, 2014, the Company amended its revolving loan facility to permit, among other things, the acquisition of New Breed and the related transactions and the offering of the Senior Notes due 2019.

The proceeds of the Amended Credit Agreement may be used by the Company and its subsidiaries for ongoing working capital needs, other general corporate purposes, including strategic acquisitions, and fees and expenses in connection with the transaction. At September 30, 2014, the Company had no amount drawn under the Amended Credit Agreement. The Company was in compliance, in all material respects, with all covenants related to the Amended Credit Agreement as of September 30, 2014. Borrowings under the Amended Credit Agreement bear interest at a per annum rate equal to, at the Company’s option, the one, two, three or six month (or such other period less than one month or greater than six months as the lenders may agree) LIBOR rate plus a margin of 1.75% to 2.25%, or a base rate plus a margin of 0.75% to 1.25%. The Company is required to pay an undrawn commitment fee equal to 0.25% or 0.375% of the quarterly average undrawn portion of the commitments under the Amended Credit Agreement, as well as customary letter of credit fees. The margin added to LIBOR, or base rate, will depend on the quarterly average availability of the commitments under the Amended Credit Agreement.
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

Convertible Senior Notes
At September 30, 2014, the Company had outstanding $120.7 million aggregate principal amount of 4.50% Convertible Senior Notes due October 1, 2017 (the “Notes”). Total unamortized debt issuance costs classified in other long-term assets at September 30, 2014 are $2.3 million. Interest is payable on the Notes on April 1 and October 1 of each year.
During the nine months ended September 30, 2014, the Company issued an aggregate of 796,418 shares of the Company’s common stock to certain holders of the Notes in connection with the conversion of $13.1 million aggregate principal amount of the Notes. The conversions were allocated to long-term debt and equity in the amounts of $10.5 million and $10.5 million, respectively. Certain of these transactions represented induced conversions pursuant to which the Company paid the holder a market-based premium in cash. The negotiated market-based premiums, in addition to the difference between the current fair value and the book value of the Notes, were reflected in interest expense. The number of shares of common stock issued in the foregoing transactions equals the number of shares of common stock presently issuable to holders of the Notes upon conversion under the original terms of the Notes.
Under certain circumstances at the election of the holder, the Notes may be converted until the close of business on the business day immediately preceding April 1, 2017, into cash, shares of the Company’s common stock, or a combination of cash and shares of common stock, at the Company’s election, at the initial conversion rate of approximately 60.8467 shares of common stock per $1,000 in principal amount, which is equivalent to an initial conversion price of approximately $16.43 per share. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its convertible senior notes in connection with such corporate event in certain circumstances. On or after April 1, 2017, until the close of business on the business day immediately preceding the maturity date, holders may convert their convertible senior notes at any time.
The Notes may be redeemed by the Company on or after October 1, 2015 if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The Notes are currently redeemable under this provision. The Company may redeem the convertible senior notes in whole, but not in part, at a redemption price in cash equal to 100% of the principal amount to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, plus a make-whole premium payment. The “make whole premium” payment or delivery will be made, as the case may be, in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, equal to the present values of the remaining scheduled payments of interest on the convertible senior notes to be redeemed through October 1, 2017 (excluding interest accrued to, but excluding, the redemption date), computed using a discount rate equal to 4.50%. The make-whole premium is paid to holders whether or not they convert the convertible senior notes following the Company’s issuance of a redemption notice.
The Notes do not contain any financial or operating covenants or restrictions on the payment of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries. If the Company undergoes a fundamental change, holders may, subject to certain conditions, require the Company to repurchase for cash all or part of their convertible senior notes at a repurchase price equal to 100% of the principal amount of the convertible senior notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
The following table outlines the Company’s debt obligations as of September 30, 2014 and December 31, 2013 (in thousands):

	Interest rates	Term (months)	As of September 30, 2014	As of December 31, 2013
Senior notes due 2019	7.88%	60	$500,000	$—
Convertible senior notes	4.50%	60	120,653	133,742
Revolving credit facility	4.38%	60	—	75,000
Notes payable	N/A	N/A	2,901	2,205
Capital leases for equipment	14.20%	59	235	196
Total debt			623,789	211,143
Less: unamortized discount on convertible senior notes			(18,314)	(27,474)
Less: current maturities of long-term debt			(2,907)	(2,028)
Total long-term debt, net of current maturities			$602,568	$181,641
7. Property and Equipment
The following table sets forth the Company’s property and equipment as of September 30, 2014 and December 31, 2013 (in thousands):

	As of September 30, 2014	As of December 31, 2013
Property and Equipment, at cost
Leasehold improvements	$30,705	$7,969
Buildings	1,115	1,115
Vehicles	4,302	2,723
Rail cars	18,081	—
Containers and chassis	1,992	—
Machinery and equipment	37,150	—
Office equipment	12,138	6,636
Computer equipment	30,944	8,218
Computer software	100,634	39,709
Satellite equipment	1,563	1,496
Warehouse equipment	18,906	508
	257,530	68,374
Less: Accumulated depreciation	(33,392)	(11,803)
Total Property and Equipment, net	$224,138	$56,571
Depreciation of property and equipment was $10.8 million and $2.3 million for the three-month periods ended September 30, 2014 and 2013, respectively, and $21.7 million and $3.9 million for the nine-month periods ended September 30, 2014 and 2013, respectively.
8. Intangible Assets
The following table sets forth the Company’s identifiable intangible assets as of September 30, 2014 and December 31, 2013 (in thousands).

	As of September 30, 2014	As of December 31, 2013
Indefinite lived intangibles
Trade name	$—	$3,346
Definite lived intangibles:
Customer lists and relationships	378,026	168,666
Carrier relationships	12,100	12,100
Trade name	15,426	8,041
Non-compete agreements	9,840	6,265
Other intangible assets	2,172	2,172
	417,564	197,244
Less: accumulated amortization	(54,560)	(15,411)
Intangible assets, net	$363,004	$181,833
Total identifiable intangibles	$363,004	$185,179
Estimated future amortization expense for amortizable intangible assets for the next five years is as follows (in thousands):

	2014	2015	2016	2017	2018
Estimated future amortization expense	$20,050	$66,060	$52,345	$41,420	$38,878
Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

Intangible asset amortization expense recorded in sales, general and administrative expense was $16.5 million and $6.2 million for the three-month periods ended September 30, 2014 and 2013, respectively, and $42.1 million and $7.9 million for the nine-month periods ended September 30, 2014 and 2013, respectively.
9. Goodwill
The following table is a roll-forward of goodwill from December 31, 2013 to September 30, 2014. The current period additions are the result of the goodwill recognized as excess purchase price in the acquisitions of Pacer, ACL and New Breed (in thousands):

	Expedited Transportation	Freight Forwarding	Freight Brokerage	Contract Logistics	Total
Goodwill at December 31, 2013	$58,412	$9,222	295,814	—	$363,448
Acquisitions	—	—	203,332	352,194	555,526
Other adjustments	(3)	—	(486)	—	(489)
Goodwill at September 30, 2014	$58,409	$9,222	$498,660	$352,194	$918,485
10. Stockholder’s Equity
On September 11, 2014, the Company entered into an Investment Agreement (the “Investment Agreement”) with Public Sector Pension Investment Board (“PSP Investments”), GIC Private Limited ("GIC") (an affiliate of Singapore’s sovereign wealth fund), and Ontario Teachers’ Pension Plan Board (“OTPP”). Pursuant to the Investment Agreement, on September 17, 2014, the Company issued and sold 10,702,934 shares (the “Purchased Common Shares”) in the aggregate of Company common stock, par value $0.001 per share (the “Company Common Stock”), and 371,848 shares (the “Purchased Preferred Stock” and, together with the Purchased Common Shares, the “Purchased Securities”) in the aggregate of the Company’s Series B Convertible Perpetual Preferred Stock, par value $0.001 per share, in a private placement. The purchase price per Purchased Common Share was $30.66 (resulting in aggregate gross proceeds to the Company of approximately $328.2 million), and the purchase price per share of Purchased Preferred Stock was $1,000 (resulting in aggregate gross proceeds to the Company of approximately $371.8 million). Subject to the approval of the Company’s stockholders, the Purchased Preferred Stock will be mandatorily converted into an aggregate of 12,128,115 additional shares of Company Common Stock. The Company intends to hold a special meeting of stockholders to obtain approval for conversion during the fourth quarter of 2014. The issuance and sale of the Purchased Securities pursuant to the Investment Agreement are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) of the Securities Act, or any state securities laws. The aggregate purchase price for the Purchased Securities is $700.0 million and the Company received net proceeds of $684.7 million after equity issuance costs. The total net proceeds from the investment were allocated between common and preferred stock based on the relative fair values of each instrument.
The Purchased Preferred Stock was issued with an initial conversion price of $30.66, which represented a 5% discount to the then-current trailing 20-day volume weighted average price. As of September 11, 2014, the Company's common stock price was $34.05. As a result, the conversion feature was issued “in-the-money” and the Company allocated the intrinsic value of the conversion feature of $40.9 million to additional paid-in capital. The beneficial conversion feature is contingent upon receiving the approval of the Company's stockholders and will be recognized in net income/(loss) available to common shareholders when stockholder approval is obtained.
Prior to May 31, 2015, holders of the shares of Series B Convertible Perpetual Preferred Stock shall be entitled to participate equally and ratably with the holders of shares of common stock in all dividends on the shares of common stock. Commencing on May 31, 2015, holders of the shares of Series B Convertible Perpetual Preferred Stock shall be entitled to cumulative dividends on the Series B Preferred Stock payable quarterly in January, April, July and October of each year at an annual rate of 7.5% per share; however, the Company intends to mandatorily convert the Series B Preferred Stock into Company Common Stock prior to that date. The Company may make each dividend payment in cash or, at the Company's option, by the issuance of additional shares of Series B Preferred Stock. If dividends are paid-in-kind, the Company will evaluate the need for a beneficial conversion feature upon each issuance by determining if the common stock price then in effect exceeds the accounting conversion price upon issuance.
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
11. Stock-Based Compensation
The following table summarizes the Company’s equity awards outstanding and exercisable as of December 31, 2013 and September 30, 2014:

	Options				Restricted Stock Units
	Options	Weighted Average Exercise Price	Exercise Price Range	Weighted Average Remaining Term	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	1,421,520	$11.02	$2.28 - $23.19	6.93	1,351,655	$13.26
Granted	50,000	$27.48	$23.31 - $31.28		1,301,015	$25.44
Exercised	(72,431)	$6.55	$2.96 - $16.98		(224,235)	$13.56
Forfeited	(43,194)	$13.11	$10.53 - $17.10		(84,005)	$13.97
Outstanding at September 30, 2014	1,355,895	$11.80	$2.28 - $31.28	6.63	2,344,430	$19.96
The stock-based compensation expense for outstanding RSUs was $1.3 million and $0.8 million for the three-month periods ended September 30, 2014 and 2013, respectively, and $4.4 million and $2.2 million for the nine-month periods ended September 30, 2014 and 2013, respectively. Of the 2,344,430 outstanding RSUs, 478,474 vest subject to service conditions and 1,865,956 vest subject to service and a combination of market and performance conditions.
As of September 30, 2014, the Company had approximately $9.5 million of unrecognized compensation cost related to non-vested RSU compensation that is anticipated to be recognized over a weighted-average period of approximately 2.12 years. Remaining estimated compensation expense related to outstanding restricted stock-based grants is $1.4 million, $4.2 million, $3.3 million, $0.4 million and $0.2 million for the periods ending December 31, 2014, 2015, 2016, 2017 and 2018, respectively. The remaining estimated compensation expense excludes the impact of performance-based RSUs not deemed probable as of September 30, 2014. The unrecognized compensation cost related to performance-based RSUs not deemed probable as of September 30, 2014 is $25.3 million.
As of September 30, 2014, the Company had 830,245 options vested and exercisable and $2.9 million of unrecognized compensation cost related to stock options. The remaining estimated compensation expense related to the existing stock options is $0.4 million, $1.2 million, $0.9 million, $0.3 million and $0.1 million for the periods ended December 31, 2014, 2015, 2016, 2017 and 2018, respectively.
12. Income Taxes
The Company has determined its interim tax provision projecting an estimated annual effective tax rate. For the three- and nine-months ended September 30, 2014, the Company recorded an income tax benefit of $20.1 million and $25.1 million, respectively, yielding an effective tax rate of (63.2%) and (31.9%), respectively. The effective tax rate differs from the U.S. statutory rate of 35% in the periods ended September 30, 2014 primarily due to the impact of the release of the previously recorded valuation allowance during the period due to the acquired deferred tax liabilities resulting from the New Breed acquisition and the change in the mix of income among the jurisdictions in which the Company does business.
For the three- and nine-months ended September 30, 2013, the Company recorded an income tax benefit of $19.0 million and $18.7 million, respectively, yielding an effective tax rate of (76.0%) and (33.1%), respectively. The effective tax rate differs from the expected effective tax rate of 35% due primarily to the impact of the release of the previously recorded valuation allowance during the period due to the acquired deferred tax liabilities resulting from the 3PD acquisition.
The Company had a valuation allowance of $6.9 million as of September 30, 2014 on the deferred tax assets generated for state and foreign net operating losses where it is not more likely than not that the deferred tax assets will be utilized. In evaluating the Company’s ability to realize its deferred income tax assets, the Company considers all available positive and negative evidence, including operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction by jurisdiction basis.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of September 30, 2014, the Company has not made a provision for U.S. or additional foreign withholding taxes for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration, if any exists. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.
13. Earnings per Share
Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are computed by dividing net income available to common shareholders by the combined weighted average number of shares of common stock outstanding and the potential dilution of stock options, warrants, RSUs, convertible senior notes and Company’s Series A Convertible Perpetual Preferred Stock, par value $0.001 per share, outstanding during the period, if dilutive. Due to the contingent stockholder approval necessary to convert the Series B Convertible Perpetual Preferred Stock into common stock, the Series B Convertible Perpetual Preferred Stock will not be included in the denominator used to calculate diluted earnings per common share until the contingency has been satisfied. The weighted average of potentially dilutive securities excluded from the computation of diluted earnings per share for the three- and nine-periods ended September 30, 2014 and 2013 is shown per the table below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Basic common stock outstanding	54,469,943	24,221,987	49,497,353	20,167,436
Potentially Dilutive Securities:
Shares underlying the conversion of preferred stock to common stock	10,476,430	10,604,891	10,485,283	10,608,752
Shares underlying the conversion of the convertible senior notes	7,341,490	8,749,239	7,473,420	8,749,239
Shares underlying warrants to purchase common stock	8,222,305	7,348,157	8,011,371	6,721,704
Shares underlying stock options to purchase common stock	557,973	424,122	529,072	347,356
Shares underlying restricted stock units	821,892	432,888	713,498	332,488
	27,420,090	27,559,297	27,212,644	26,759,539
Diluted weighted shares outstanding	81,890,033	51,781,284	76,709,997	46,926,975
The impact of this dilution was not reflected in the earnings per share calculations in the condensed consolidated statements of operations because the impact was anti-dilutive. The treasury method was used to determine the shares underlying warrants, stock options and RSUs for potential dilution with an average market price of $31.57 per share and $22.31 per share for the three-month periods ended September 30, 2014 and 2013, respectively, and $28.96 per share and $18.81 per share for the nine-month periods ended September 30, 2014 and 2013, respectively.
14. Related Party Transactions
During the period ended September 30, 2014, the Company leased office space from three entities owned and controlled by Louis DeJoy, the former Chief Executive Officer of New Breed, who became an employee upon the Company's acquisition of New Breed. The non-cancellable lease agreements expire at various dates in 2019. The Company recorded payments associated with these lease agreements in the amount of $0.2 million for the three- and nine-months ended September 30, 2014. See Note 3—Acquisitions for further discussion on the common stock issued to Mr. DeJoy as part of the acquisition of New Breed.
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
15. Segment Reporting
The Company determines its operating segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it has six operating segments, which are aggregated into four reportable segments. The Company’s operating segments are Expedite, Freight Forwarding, Truck Brokerage, Last Mile, Intermodal and Contract Logistics. Truck Brokerage, Last Mile and Intermodal are aggregated into one Freight Brokerage reportable segment based on qualitative similarities within the businesses as well as similar economic characteristics. The differences in the Company's operating and reportable segments from the Company's last annual report are directly related to its acquisitions of Pacer and New Breed during the period ended September 30, 2014. Based on the nature of its operations, Pacer was divided between the Company's Freight Forwarding, Truck Brokerage and Intermodal operating segments while New Breed represents the Contract Logistics operating segment in its entirety. See Note 1 of the condensed consolidated financial statements for further information.
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
The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on various financial measures of the respective business segments. The chief operating decision maker does not review assets by segment for purposes of allocating resources and therefore assets by segment are not disclosed. The following schedule identifies select financial data for each of the Company’s reportable segments for the three- and nine-month periods ended September 30, 2014 and 2013, respectively (in thousands):

XPO Logistics, Inc.
Segment Data
(Unaudited)
(In thousands)

	Freight Brokerage	Expedited Transportation	Freight Forwarding	Contract Logistics	Corporate	Eliminations	Total
Three Months Ended September 30, 2014
Revenue	$518,656	$36,489	$59,721	$50,120	$—	$(2,516)	$662,470
Operating income (loss)	1,973	2,874	(20)	4,504	(22,969)	—	(13,638)
Depreciation and amortization	21,090	1,615	509	3,450	583	—	27,247
Interest expense	273	1	1	18	17,549	—	17,842
Tax provision (benefit)	64	—	14	—	(20,155)	—	(20,077)
Goodwill	498,660	58,409	9,222	352,194	—	—	918,485
Three Months Ended September 30, 2013
Revenue	$152,616	$25,101	$19,129	$—	$—	$(2,864)	$193,982
Operating (loss) income	(3,415)	1,739	(2,588)	—	(14,155)	—	(18,419)
Depreciation and amortization	4,611	262	3,227	—	296	—	8,396
Interest expense	2	2	—	—	6,411	—	6,415
Tax provision (benefit)	305	(2)	—	—	(19,347)	—	(19,044)
Goodwill	282,065	11,560	9,222	—	—	—	302,847
Nine Months Ended September 30, 2014
Revenue	$1,243,734	$106,530	$133,405	$50,120	$—	$(7,907)	$1,525,882
Operating income (loss)	2,408	6,256	(368)	4,504	(59,693)	—	(46,893)
Depreciation and amortization	49,354	8,181	1,110	3,450	1,695	—	63,790
Interest expense	283	5	13	18	30,984	—	31,303
Tax provision (benefit)	688	—	47	—	(25,882)	—	(25,147)
Goodwill	498,660	58,409	9,222	352,194	—	—	918,485
Nine Months Ended September 30, 2013
Revenue	$326,206	$75,421	$54,700	$—	$—	$(11,256)	$445,071
Operating (loss) income	(12,224)	3,678	(1,738)	—	(33,517)	—	(43,801)
Depreciation and amortization	6,805	821	3,407	—	710	—	11,743
Interest expense	7	6	—	—	12,572	—	12,585
Tax provision (benefit)	346	—	—	—	(19,094)	—	(18,748)
Goodwill	282,065	11,560	9,222	—	—	—	302,847
16. Subsequent Events
Preferred Stock Dividend
On September 22, 2014, the Company’s board of directors approved the declaration of a dividend payable to holders of the preferred stock. The declared dividend equaled $10 per share of preferred stock as specified in the Certificate of Designation of the preferred stock. The total declared dividend equaled $0.7 million and was paid on October 15, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and other written reports and oral statements we make from time to time contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. In some cases, forward-looking statements can be identified by the use of forward-looking terms such as “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” or the negative of these terms or other comparable terms. However, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to a material difference include those discussed elsewhere in this Quarterly Report, the risks discussed in our other filings with the SEC and the following: economic conditions generally; competition; our ability to find suitable acquisition candidates and execute our acquisition strategy; the expected impact of acquisitions, including the expected impact on our results of operations; our ability to raise debt and equity capital; our ability to attract and retain key employees to execute our growth strategy; litigation, including litigation related to alleged misclassification of independent contractors; our ability to develop and implement a suitable information technology system; our ability to maintain positive relationships with our network of third-party transportation providers; our ability to retain our and acquired businesses’ largest customers; our ability to successfully integrate New Breed, Pacer, NLM, 3PD and other acquired businesses and realize anticipated synergies and cost savings; rail and other network changes; weather and other service disruptions; and governmental regulation. All forward-looking statements set forth in this Quarterly Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. Forward-looking statements set forth in this Quarterly Report speak only as of the date hereof and we do not undertake any obligation to update forward-looking statements to reflect subsequent events or circumstances, changes in expectations or the occurrence of unanticipated events, except to the extent required by law.
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
Executive Summary
XPO Logistics, Inc. is one of the largest asset-light providers of transportation logistics services and the leading provider of highly engineered, technology-enabled contract logistics in North America. We provide premium transportation logistics services to shippers and carriers that outsource their freight needs to us as an asset-light, third party logistics provider.
On September 2, 2014, we closed the acquisition of New Breed Holding Company ("New Breed") and entered into the contract logistics business. Our acquisition of New Breed allows us to design, implement, operate and optimize mission-critical and requirement-intensive outsourced supply chains for some of the world’s leading organizations. Through New Breed’s supply chain technology and operational expertise, we solve complex supply chain problems and create and implement transformative solutions for our clients, while reducing their operating costs and inventory levels and improving their customer service. New Breed provides supply chain solutions primarily to leading corporations that operate in five key industries-telecommunications, aerospace and defense, medical equipment, retail and industrials-that have demanding requirements for quality standards, real-time data visibility, customer service, handling of high-value products, high transaction volumes, large number of SKUs and/or time-assured deliveries.
As of September 30, 2014, we operated at 198 locations: 179 Company-owned branches and 19 agent-owned offices.
We offer our services through four segments. Our freight brokerage segment places shippers’ freight with qualified carriers, primarily trucking companies and rail carriers. Our expedited transportation segment facilitates urgent shipments via independent over-the-road contractors and air charter carriers. Our freight forwarding segment arranges domestic and international shipments using ground, air and ocean transport through a network of agent-owned and Company-owned locations. Our contract logistics segment provides value-added warehousing and distribution, reverse logistics, transportation management, freight bill audit and payment, lean manufacturing support, aftermarket support and supply chain optimization for our clients.
In September 2011, following the equity investment in the Company led by Jacobs Private Equity, LLC, we began to implement a strategy to leverage our strengths—including management expertise, operational scale and capital resources—with the goals of significant growth and value creation.
By executing our strategy, we have built leading positions in some of the fastest-growing sectors of transportation logistics. In North America, we are the fourth largest provider of freight brokerage services, which, driven by an outsourcing trend, is growing at two to three times the rate of Gross Domestic Product (“GDP”). Our acquisitions of 3PD Holding, Inc. (“3PD”) and Optima Service Solutions, LLC (“Optima”) in 2013 and Atlantic Central Logistics ("ACL") in 2014 made us the largest provider of heavy goods last-mile delivery logistics in North America, a $13 billion sector which, driven by outsourcing by big-box retailers and e-commerce, is growing at five to six times the rate of GDP. In part due to our acquisition of National Logistics Management ("NLM") in December of 2013, we now manage more expedited shipments than any other company in North America and have established a foothold in managed transportation. Expediting is growing due to a trend toward just-in-time inventories in manufacturing. Following the acquisition of Pacer International, Inc. ("Pacer") in March of 2014, we are the third largest provider of intermodal services in North America and the largest provider of cross-border Mexico intermodal services, a sector that, driven by the efficiencies of long-haul rail and the growth of near-shoring of manufacturing in Mexico, is growing at three to five times the rate of GDP. Due to the acquisition of New Breed in September 2014, we became a leading provider of highly engineered, technology-enabled contract logistics services for large manufacturers and service companies. We believe our broad service offering gives us a competitive advantage as many customers, particularly large shippers, focus their relationships on fewer, larger third party logistics providers with deep capacity across a wide range of services.

Our strategy has three main components:

•
Optimization of operations. We are continuing to optimize our existing operations by growing our sales force, implementing advanced information technology, cross-selling our services and leveraging our shared carrier capacity. We have a disciplined framework of processes in place for the recruiting, training and mentoring of newly hired employees. Our salespeople market our services to hundreds of thousands of small and medium-sized prospective customers. In addition, we have a strategic and national accounts team focused on developing business relationships with the largest shippers in North America. Our network is supported by our scalable IT platform that includes sales, service, carrier and track-and-trace capabilities, as well as benchmarking and analysis. Most important to our growth strategy, we are developing a culture of passionate, world-class service for our customers.

•
Acquisitions. We take a disciplined approach to acquisitions: we look for companies that are highly scalable and are a good strategic fit with our core competency. When we acquire a company, we seek to integrate it with our operations and scale it up by adding salespeople. We integrate the acquired operations with our technology platform, which connects them to our broader organization, and we give them access to our shared carrier pool. We gain more carriers, customers, lane histories and pricing histories with each acquisition, and in some cases an acquisition adds complementary services. We use these resources Company-wide to buy transportation more efficiently and to cross-sell a more complete supply chain solution to customers. In 2012, we completed the acquisition of four non-asset third party logistics companies. We acquired another six companies in 2013, including 3PD, the largest non-asset, third party provider of heavy goods, last-mile logistics in North America, and NLM, the largest provider of web-based expedited transportation management in North America. In 2014, we acquired Pacer, the third largest provider of intermodal transportation services in North America, New Breed and ACL. We plan to continue to acquire quality companies that fit our strategy for growth.

•
Cold-starts. We believe that cold-starts can generate high returns on invested capital because of the relatively low investment required and the large component of variable-based incentive compensation. We are currently ramping up 23 cold-starts: 12 in Freight Brokerage, 10 in Freight Forwarding and one in Expedited Transportation. We seek to locate our Freight Brokerage cold-starts in prime areas for sales recruitment. We plan to continue to open cold-start locations where we see the potential for strong returns.

Acquisitions of New Breed and ACL
On July 29, 2014, we entered into a Merger Agreement with New Breed Holding Company. New Breed is a provider of highly engineered contract logistics solutions for large multi-national and medium-sized corporations and government agencies in the United States. The closing of the transaction was effective on September 2, 2014. The fair value of the total consideration paid under the New Breed Merger Agreement was $615.9 million and consisted of $585.8 million of net cash paid at the time of closing, including an estimate of the working capital adjustment, and $30.1 million of equity representing the fair value of 1,060,598 shares of the Company’s common stock. In conjunction with the New Breed Merger Agreement, we entered into a subscription agreement with Louis DeJoy, the Chief Executive Officer of New Breed. Pursuant to the subscription agreement, Mr. DeJoy purchased $30.0 million of XPO common stock.
On July 28, 2014, the Company entered into a Stock Purchase Agreement to acquire all of the outstanding capital stock of Simply Logistics, Inc., d/b/a Atlantic Central Logistics, for $36.2 million in cash consideration and deferred payments. ACL focuses on serving demand for e-commerce fulfillment by facilitating the time-sensitive, local movement of goods between distribution centers and the end-consumer. For additional information refer to Note 3—Acquisitions.
Senior Notes due 2019
On August 25, 2014, we completed a private placement of $500.0 million aggregate principal amount of 7.875% senior notes due September 1, 2019 (the "Senior Notes due 2019") to qualified institutional buyers. The Senior Notes due 2019 were not registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from registration requirements or a transaction not subject to the registration requirements of the Securities Act or any state securities laws. The Senior Notes due 2019 will bear interest at a rate of 7.875% per annum payable semiannually, in cash in arrears, on March 1 and September 1 of each year, commencing March 1, 2015 and maturing on September 1, 2019. The Senior Notes due 2019 are guaranteed by each of our direct and indirect wholly-owned restricted subsidiaries (other than certain excluded subsidiaries) that are obligors under, or guarantee obligations under, our existing credit agreement (or certain replacements thereof) or guarantee certain capital markets indebtedness of the Company or any guarantor of the Senior Notes due 2019. The Senior Notes due 2019 and the guarantees thereof are unsecured, unsubordinated indebtedness of the Company and the guarantors. For additional information refer to Note 6—Debt.
Investment in Common Stock and Preferred Stock
On September 11, 2014, we entered into an Investment Agreement (the "Investment Agreement") with Public Sector Pension Investment Board ("PSP Investments"), GIC Private Limited ("GIC") (an affiliate of Singapore’s sovereign wealth fund), and Ontario Teachers’ Pension Plan Board ("OTPP"). Pursuant to the Investment Agreement, on September 17, 2014, we issued and sold 10,702,934 shares in the aggregate of common stock and 371,848 shares in the aggregate of our Series B Convertible Perpetual Preferred Stock in a private placement. The purchase price per Purchased Common Share was $30.66 (resulting in aggregate gross proceeds to the Company of approximately $328.2 million), and the purchase price per share of Purchased Preferred Stock was $1,000 (resulting in aggregate gross proceeds to the Company of approximately $371.8 million). Subject to the approval of our stockholders, the Purchased Preferred Stock will be mandatorily converted into an aggregate of 12,128,115 additional shares of Company Common Stock at an initial conversion price of $30.66. We intend to hold a special meeting of stockholders to obtain approval for conversion during the fourth quarter of 2014. The aggregate purchase price for the Purchased Securities is $700.0 million and we received net proceeds of $684.7 million after equity issuance costs.
The Purchased Preferred Stock was issued with an initial conversion price of $30.66, which represented a 5% discount to the then-current trailing 20-day volume weighted average price. As of September 11, 2014, our common stock price was $34.05. As a result, the conversion feature was issued “in-the-money” and we allocated the intrinsic value of the conversion feature of $40.9 million to additional paid-in capital. The beneficial conversion feature is contingent upon receiving the approval of our stockholders and will be recognized in net income/(loss) available to common shareholders when stockholder approval is obtained.
Prior to May 31, 2015, holders of the shares of Series B Convertible Perpetual Preferred Stock shall be entitled to participate equally and ratably with the holders of shares of common stock in all dividends on the shares of common stock. Commencing on May 31, 2015, holders of the shares of Series B Convertible Perpetual Preferred Stock shall be entitled to cumulative dividends on the Series B Preferred Stock payable quarterly in January, April, July and October of each year at an annual rate of 7.5% per share payable in cash or, at our option, by the issuance of additional shares of Series B Preferred Stock. If dividends are paid-in-kind, we will evaluate the need for a beneficial conversion feature upon each issuance by determining if the common stock price then in effect exceeds the accounting conversion price upon issuance. For additional information refer to Note 10—Stockholder's Equity.
Rebranding of Express-1 and 3PD
During the quarter ended June 30, 2014, the Company rebranded its Express-1 business to XPO Express and its last mile delivery logistics business to XPO Last Mile. As a result of these actions, the Company accelerated the amortization of $3.3 million of indefinite-lived intangible assets related to the Express-1 trade name based on the reduction in its remaining useful life. The full $3.3 million of accelerated amortization was recorded during the quarter ended June 30, 2014 and represented the full value of the Express-1 trade name intangible asset. The impact of rebranding the last mile business was a shortening of the useful life of the 3PD trade name definite-lived intangible asset. The last mile rebranding did not have a material impact on results for the third quarter. During the quarter ended September 30, 2014, the Company incurred an additional $0.8 million of rebranding costs related to XPO Express and XPO Last Mile.
Restructuring
On March 31, 2014, we initiated a facility rationalization and severance program to close facilities and reduce employment in order to improve efficiency and profitability in conjunction with our acquisition of Pacer. The program includes facility exit activities and employment reduction initiatives. During the quarter ended September 30, 2014, we incurred an additional $3.1 million of restructuring costs related to the program. For additional information refer to Note 4—Restructuring Charges.
Amended Revolving Loan Credit Agreement
On April 1, 2014, we and certain of our wholly-owned subsidiaries entered into a $415 million multicurrency secured revolving loan facility with a commitment termination date of October 17, 2018. The principal amount of the commitments under the amended credit facility may be increased by an aggregate amount of up to $100 million, subject to certain terms and conditions specified in the Amended Credit Agreement. The Amended Credit Agreement replaces and supersedes in its entirety the $125 million multicurrency secured Credit Agreement that we entered into on October 18, 2013. We can use the proceeds of the Amended Credit Agreement for ongoing working capital needs and other general corporate purposes, including strategic acquisitions. At September 30, 2014, the Company had no amount drawn under the Amended Credit Agreement.
On August 8, 2014, we amended our revolving loan facility to permit, among other things, the acquisition of New Breed and the related transactions and the offering of the Senior Notes due 2019.
Convertible Debt Conversions
To date, we have entered into transactions pursuant to which we have issued an aggregate of 1,405,370 shares of our common stock to certain holders of the 4.50% Convertible Senior Notes due October 1, 2017 (the “Notes”) in connection with the conversion of $23.1 million aggregate principal amount of the Notes. Certain of these transactions included induced conversions pursuant to which we paid the holder a market-based premium in cash. The negotiated market-based premiums, in addition to the difference between the current fair value and the book value of the Notes, are reflected in interest expense. The number of shares of common stock issued in the foregoing transactions equals the number of shares of common stock presently issuable to holders of the Notes upon conversion under the original terms of the Notes.
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

Revenue
Revenue is generated through the rates, fuel surcharges and other fees we charge our customers for our portfolio of freight transportation services as well as through contracts for services provided to certain customers and is impacted by changes in volume, product mix, length of haul, route changes and contracted services provided. The freight transportation and logistics services we provide include truckload, less-than-truckload, and intermodal brokerage, last-mile delivery logistics services, time-critical, urgent shipment solutions, freight forwarding, and contract logistics services.
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
Direct operating expense
Direct operating expenses are both fixed and variable expenses directly relating to our intermodal, last mile and contract logistics operations and consist of intermodal equipment lease expense, depreciation expense, maintenance and repair costs, and property taxes; fixed terminal and cargo handling expenses; operating costs of our local drayage and last mile warehousing facilities; and operating costs related to our contract logistics facilities. Intermodal equipment maintenance and repair costs consist of the costs related to the upkeep of the intermodal equipment fleet. Fixed terminal and cargo handling costs primarily relate to the fixed rent and storage expense charged by terminal operators. Operating costs of our local drayage and last mile warehousing facilities consist mainly of labor, rent, maintenance, utilities and other facility related costs. Operating costs of our contract logistics facilities consist mainly of personnel costs, facility and equipment expenses, materials and supplies, information technology expenses, depreciation expense and other operating expenses related to our contract logistics facilities.
Sales, general and administrative expense
Sales, general and administrative expense ("SG&A") consists of costs relating to customer acquisition, carrier procurement, billing, customer service, salaries and related expenses of the executive and administrative staff, acquisition-related costs, office expenses, technology services, professional fees and other purchased services relating to the aforementioned functions, and depreciation (excluding railcar, container and chassis depreciation related to our intermodal business and depreciation related to our contract logistics facilities and equipment) and amortization expense.

XPO Logistics, Inc.
Consolidated Summary Financial Table
(Unaudited)
(In thousands)

	For the Three Months Ended September 30,		Percent of Revenue		Change	For the Nine Months Ended September 30,		Percent of Revenue		Change
	2014	2013	2014	2013	%	2014	2013	2014	2013	%
Revenue	$662,470	$193,982	100.0%	100.0%	241.5%	$1,525,882	$445,071	100.0%	100.0%	242.8%
Cost of purchased transportation and services	487,365	159,147	73.6%	82.0%	206.2%	1,170,509	374,636	76.7%	84.2%	212.4%
Net revenue	175,105	34,835	26.4%	18.0%	402.7%	355,373	70,435	23.3%	15.8%	404.5%
Direct operating expense	71,026	2,077	10.7%	1.1%	3,319.6%	102,118	2,077	6.7%	0.5%	4,816.6%
SG&A expense
Salaries & benefits	58,576	26,948	8.8%	13.9%	117.4%	151,484	65,487	9.9%	14.7%	131.3%
Other SG&A expense	19,091	8,067	2.9%	4.2%	136.7%	51,368	17,527	3.4%	3.9%	193.1%
Purchased services	16,995	7,805	2.6%	4.0%	117.7%	38,443	17,534	2.5%	3.9%	119.2%
Depreciation & amortization	23,055	8,357	3.5%	4.3%	175.9%	58,853	11,611	3.9%	2.6%	406.9%
Total SG&A expense	117,717	51,177	17.8%	26.4%	130.0%	300,148	112,159	19.7%	25.1%	167.6%
Operating loss	(13,638)	(18,419)	(2.1)%	(9.5)%	(26.0)%	(46,893)	(43,801)	(3.1)%	(9.8)%	7.1%
Other expense	296	235	—%	0.1%	26.0%	546	294	—%	0.1%	85.7%
Interest expense	17,842	6,415	2.7%	3.3%	178.1%	31,303	12,585	2.1%	2.8%	148.7%
Loss before income tax	(31,776)	(25,069)	(4.8)%	(12.9)%	26.8%	(78,742)	(56,680)	(5.2)%	(12.7)%	38.9%
Income tax (benefit) expense	(20,077)	(19,044)	(3.0)%	(9.8)%	5.4%	(25,147)	(18,748)	(1.6)%	(4.2)%	34.1%
Net loss	$(11,699)	$(6,025)	(1.8)%	(3.1)%	94.2%	$(53,595)	$(37,932)	(3.6)%	(8.5)%	41.3%
Consolidated Results
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Our consolidated revenue for the third quarter of 2014 increased 241.5% to $662.5 million from $194.0 million in the third quarter of 2013. This increase was driven largely by the increased revenues due to the acquisitions of Pacer, New Breed and 3PD as well as the revenue attributable to the organic growth of our Freight Brokerage locations.
Total net revenue dollars for the third quarter of 2014 increased 402.7% to $175.1 million from $34.8 million in the third quarter of 2013. Net revenue margin was 26.4% in the third quarter of 2014 as compared to 18.0% in the third quarter of 2013. The increase in net revenue margin primarily relates to the acquisitions of New Breed, Pacer, 3PD and NLM as well as organic improvement to net revenue margin at our Freight Brokerage locations. Revenue associated with NLM is recorded on a net basis. Total gross and net revenue attributable to New Breed is recorded in net revenue. The related cost of operations for New Breed is recorded in direct operating expense.
Direct operating expense for the third quarter of 2014 was $71.0 million, or 10.7% as a percentage of revenue, compared to $2.1 million, or 1.1% as a percentage of revenue, in the third quarter of 2013. Direct operating expense increased due to the acquisitions of New Breed, Pacer and 3PD which included certain intermodal, drayage and warehousing operations. Prior to the acquisitions of New Breed, Pacer and 3PD, we had no such operations. The direct operating expense for the third quarter of 2013 represented 3PD's expense for the post-acquisition period only.
SG&A expense as a percentage of revenue decreased to 17.8% in the third quarter of 2014 as compared to 26.4% in the third quarter of 2013. SG&A expense increased by $66.5 million in the third quarter of 2014 compared to the third quarter of 2013 due to: acquisitions; sales force recruitment; investment in technology; costs associated with new and existing Freight Brokerage offices; $8.8 million of restructuring, integration and transaction costs related to the acquisitions of New Breed and Pacer; as well as increased intangible asset amortization relating to the acquisitions of New Breed, Pacer and 3PD.
Interest expense for the third quarter of 2014 increased 178.1% to $17.8 million from $6.4 million in the third quarter of 2013 mainly due to $9.8 million of interest expense related to an undrawn debt commitment fee in relation to our acquisition of New Breed and increased interest expense related to our Senior Notes due 2019 and borrowings on our revolving credit facility.

Our effective income tax rates in the third quarter of 2014 and 2013 were (63.2%) and (76.0%), respectively. The tax rate for the third quarter of 2014 is due to the release of the previously recorded valuation allowance against a significant portion of our deferred tax assets as well as recognition of the income tax benefit on the operating loss of the third quarter. The acquisition of New Breed during the three months ended September 30, 2014 created a deferred tax liability which allowed the Company to remove the valuation allowance and recognize a significant portion of the deferred tax assets. The tax rate for the third quarter of 2013 reflected the release of the valuation allowance previously recorded as a result of the deferred tax liability recorded in conjunction with the acquisition of 3PD during the three months ended September 30, 2013.
The increase in net loss was due primarily to higher SG&A expenses and interest expense.
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Our consolidated revenue for the first nine-months of 2014 increased 242.8% to $1,525.9 million from $445.1 million in the first nine months of 2013. This increase was driven largely by the increased revenues due to the acquisitions of Pacer, 3PD and New Breed as well as the revenue attributable to the organic growth of our Freight Brokerage locations.
Total net revenue dollars for the first nine months of 2014 increased 404.5% to $355.4 million from $70.4 million in the first nine months of 2013. Net revenue margin was 23.3% in the first nine months of 2014 as compared to 15.8% in the first nine months of 2013. The increase in net revenue margin primarily relates to the acquisitions of New Breed, Pacer, 3PD and NLM as well as organic improvement to net revenue margin at our Freight Brokerage locations. Revenue associated with NLM is recorded on a net basis. Total gross and net revenue attributable to New Breed is recorded in net revenue. The related cost of operations for New Breed is recorded in direct operating expense.
Direct operating expense for the first nine months of 2014 was $102.1 million, or 6.7% as a percentage of revenue, compared to $2.1 million, or 0.5% as a percentage of revenue, for the first nine months of 2013. Direct operating expense increased due to the acquisitions of New Breed, Pacer and 3PD which included certain intermodal, drayage and warehousing operations. Prior to the acquisitions of New Breed, Pacer and 3PD, we had no such operations. The direct operating expense for the first nine months of 2013 represented 3PD's expense for the post-acquisition period only.
SG&A expense as a percentage of revenue decreased to 19.7% in the first nine months of 2014 as compared to 25.1% in the first nine months of 2013. SG&A expense increased by $188.0 million in the first nine months of 2014 compared to the first nine months of 2013 due to: acquisitions; sales force recruitment; investment in technology; costs associated with new and existing Freight Brokerage offices; $20.7 million of restructuring, integration and transaction costs related to the acquisitions of New Breed and Pacer; as well as increased intangible asset amortization relating to the acquisitions of New Breed, Pacer and 3PD. SG&A expense during the period also included the accelerated amortization of $3.3 million in indefinite-lived intangible assets related to the Express-1 trade name based on the reduction in remaining useful life as a result of the name change of the business to XPO Express.
Interest expense for the first nine months of 2014 increased 148.7% to $31.3 million from $12.6 million in the first nine months of 2013 mainly due to undrawn debt commitment fees of $9.8 million and $4.5 million in relation to our acquisitions of New Breed and Pacer, respectively, interest expense related to the conversion of our convertible senior notes of $2.3 million, and conventional interest expense of $14.3 million related to our debt facilities.
Our effective income tax rates in the first nine months of 2014 and 2013 were (31.9%) and (33.1%), respectively. Both the first nine months of 2014 and 2013 included the recognition of a tax benefit due to the net operating losses incurred. The difference in the income tax rates from the expected effective tax rate of 35% is due to various non-deductible costs (including those related to the Company's acquisitions and loss on convertible debt) and the change in the mix of income among the various jurisdictions in which the Company does business.
The increase in net loss was due primarily to higher SG&A expenses and interest expense.

Freight Brokerage
Summary Financial Table
(Unaudited)
(In thousands)

	For the Three Months Ended September 30,		Percent of Revenue		Change	For the Nine Months Ended September 30,		Percent of Revenue		Change
	2014	2013	2014	2013	%	2014	2013	2014	2013	%
Revenue	$518,656	$152,616	100.0%	100.0%	239.8%	$1,243,734	$326,206	100.0%	100.0%	281.3%
Cost of purchased transportation and services	410,977	124,966	79.2%	81.9%	228.9%	986,631	275,923	79.3%	84.6%	257.6%
Net revenue	107,679	27,650	20.8%	18.1%	289.4%	257,103	50,283	20.7%	15.4%	411.3%
Direct operating expense	29,090	2,077	5.6%	1.4%	1,300.6%	60,182	2,077	4.8%	0.6%	2,797.5%
SG&A expense
Salaries & benefits	39,608	17,442	7.6%	11.4%	127.1%	103,928	39,972	8.4%	12.3%	160.0%
Other SG&A expense	13,209	5,172	2.5%	3.4%	155.4%	32,389	10,097	2.6%	3.1%	220.8%
Purchased services	4,641	1,763	0.9%	1.2%	163.2%	11,449	3,556	0.9%	1.1%	222.0%
Depreciation & amortization	19,158	4,611	3.7%	3.0%	315.5%	46,747	6,805	3.8%	2.1%	587.0%
Total SG&A expense	76,616	28,988	14.7%	19.0%	164.3%	194,513	60,430	15.7%	18.6%	221.9%
Operating income (loss)	$1,973	$(3,415)	0.5%	(2.3)%	(157.8)%	$2,408	$(12,224)	0.2%	(3.8)%	(119.7)%
Note: Total depreciation and amortization for the Freight Brokerage reportable segment included in both direct operating expense and SG&A was $21.1 million and $4.6 million for the three-month periods ended September 30, 2014 and 2013, respectively, and $49.4 million and $6.8 million for the nine-month periods ended September 30, 2014 and 2013, respectively.
Freight Brokerage
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Revenue in our Freight Brokerage segment increased by 239.8% to $518.7 million in the third quarter of 2014 compared to $152.6 million in the third quarter of 2013. Revenue growth was primarily due to the acquisitions of Pacer and 3PD as well as organic revenue growth at our Freight Brokerage locations. The organic growth in our Freight Brokerage locations was due to newly acquired customers, increased share of existing customer spend, secular growth in freight brokerage and improved market conditions. Headcount in our Freight Brokerage segment increased to 2,411 as of September 30, 2014 from 1,489 as of September 30, 2013.
Freight Brokerage’s net revenue dollars increased 289.4% to $107.7 million in the third quarter of 2014 from $27.7 million in the third quarter of 2013. Freight Brokerage’s net revenue margin was 20.8% in the third quarter of 2014 as compared to 18.1% in the third quarter of 2013. The increase in net revenue margin was due to the acquisitions of Pacer and 3PD and organic improvement in our existing Freight Brokerage business. Margin improvement at our existing business is due to greater lane density, stronger carrier relationships, technology enhancements, the increasing tenure of our sales force, and improved market conditions.
Direct operating expense for the third quarter of 2014 was $29.1 million, or 5.6% as a percentage of revenue, compared to $2.1 million, or 1.4% as a percentage of revenue, in the third quarter of 2013. Direct operating expense increased due to the acquisitions of Pacer and 3PD which included certain intermodal, drayage and warehousing operations. Prior to the acquisitions of Pacer and 3PD, we had no such operations. The direct operating expense for the third quarter of 2013 represented 3PD's expense for the post-acquisition period only.
SG&A expense increased to $76.6 million in the third quarter of 2014 from $29.0 million in the third quarter of 2013. The increase in SG&A expense was due to acquisitions, sales force expansion, technology and training, as well as increased intangible asset amortization relating to the acquisitions of Pacer and 3PD. As a percentage of revenue, SG&A expense decreased to 14.7% in the third quarter of 2014 as compared to 19.0% in the third quarter of 2013.
Our Freight Brokerage operations generated operating income of $2.0 million in the third quarter of 2014 compared to a loss of $3.4 million in the third quarter of 2013 primarily due to the increase in net revenue and lower SG&A as a percentage of revenue.

Management’s growth strategy for Freight Brokerage is based on:

•	Selective acquisitions of non-asset based freight brokerage firms that would benefit from our scale and potential access to capital;

•	The opening of new freight brokerage sales offices;

•	Investment in an expanded sales and service workforce;

•	Technology investments to improve efficiency in sales, freight tracking and carrier procurement;

•	The integration of industry best practices, with specific focus on better leveraging our scale and lowering administrative overhead; and

•	Cross-selling of freight brokerage services to customers of our other business segments.
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Revenue in our Freight Brokerage segment increased by 281.3% to $1,243.7 million in the first nine months of 2014 compared to $326.2 million in the first nine months of 2013. Revenue growth was primarily due to the acquisitions of Pacer and 3PD as well as organic revenue growth at our Freight Brokerage locations. The organic growth in our Freight Brokerage locations was due to newly acquired customers, increased share of existing customer spend, secular growth in freight brokerage, and improved market conditions.
Freight Brokerage’s net revenue dollars increased 411.3% to $257.1 million in the first nine months of 2014 from $50.3 million in the first nine months of 2013. Freight Brokerage’s net revenue margin was 20.7% in the first nine months of 2014 as compared to 15.4% in the first nine months of 2013. The increase in net revenue margin was due to the acquisitions of Pacer and 3PD and improvement in our existing Freight Brokerage business. Margin improvement at our existing business is due to greater lane density, stronger carrier relationships, technology enhancements, the increasing tenure of our sales force, and improved market conditions.
Direct operating expense for the first nine months of 2014 was $60.2 million, or 4.8% as a percentage of revenue, compared to $2.1 million, or 0.6% as a percentage of revenue, for the first nine months of 2013. Direct operating expense increased due to the acquisitions of Pacer and 3PD which included certain intermodal, drayage and warehousing operations. Prior to the acquisition of Pacer in March 2014 and 3PD in August 2013, we had no such operations. The direct operating expense for the first nine months of 2013 represented 3PD's expense for the post-acquisition period only.
SG&A expense increased to $194.5 million in the first nine months of 2014 from $60.4 million in the first nine months of 2013. The increase in SG&A expense was due to acquisitions, sales force expansion, technology and training, as well as increased intangible asset amortization relating to the acquisitions of Pacer and 3PD. As a percentage of revenue, SG&A expense decreased to 15.7% in the first nine months of 2014 as compared to 18.6% in the first nine months of 2013.
Our Freight Brokerage operations generated operating income of $2.4 million in the first nine months of 2014 compared to a loss of $12.2 million in the first nine months of 2013 primarily due to the increase in net revenue and lower SG&A as a percentage of revenue.

Expedited Transportation
Summary Financial Table
(Unaudited)
(In thousands)

	For the Three Months Ended September 30,		Percent of Revenue		Change	For the Nine Months Ended September 30,		Percent of Revenue		Change
	2014	2013	2014	2013	%	2014	2013	2014	2013	%
Revenue	$36,489	$25,101	100.0%	100.0%	45.4%	$106,530	$75,421	100.0%	100.0%	41.2%
Cost of purchased transportation and services	25,479	20,563	69.8%	81.9%	23.9%	72,988	62,866	68.5%	83.4%	16.1%
Net revenue	11,010	4,538	30.2%	18.1%	142.6%	33,542	12,555	31.5%	16.6%	167.2%
SG&A expense
Salaries & benefits	4,341	1,893	11.9%	7.5%	129.3%	12,871	5,854	12.1%	7.8%	119.9%
Other SG&A expense	1,607	470	4.4%	1.9%	241.9%	4,734	1,587	4.4%	2.1%	198.3%
Purchased services	608	212	1.7%	0.8%	186.8%	1,604	747	1.5%	1.0%	114.7%
Depreciation & amortization	1,580	224	4.3%	0.9%	605.4%	8,077	689	7.6%	0.9%	1,072.3%
Total SG&A expense	8,136	2,799	22.3%	11.1%	190.7%	27,286	8,877	25.6%	11.8%	207.4%
Operating income	$2,874	$1,739	7.9%	7.0%	65.3%	$6,256	$3,678	5.9%	4.8%	70.1%
Note: Total depreciation and amortization for the Expedited Transportation reportable segment included in both cost of purchased transportation and services and SG&A was $1.6 million and $0.3 million for the three-month periods ended September 30, 2014 and 2013, respectively, and $8.2 million and $0.8 million for the nine-month periods ended September 30, 2014 and 2013, respectively.
Expedited Transportation
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Revenue in our Expedited Transportation segment increased 45.4% to $36.5 million in the third quarter of 2014 from $25.1 million in the third quarter of 2013. This growth was driven by the acquisition of NLM as well as organic growth at XPO Air Charter. The organic growth in our air charter business was due to improved expedite market conditions.
Expedited Transportation net revenue dollars increased 142.6% to $11.0 million in the third quarter of 2014 from $4.5 million in the third quarter of 2013. Expedited Transportation net revenue margin was 30.2% in the third quarter of 2014 as compared to 18.1% in the third quarter of 2013. The increase in net revenue margin is primarily attributable to the acquisition of NLM which recognizes revenue on a net basis. Excluding NLM, our expedited net revenue increased primarily as a result of higher volumes at XPO Air Charter.
SG&A expense increased 190.7% to $8.1 million in the third quarter of 2014 from $2.8 million in the third quarter of 2013. The increase was primarily due to the acquisition of NLM. As a percentage of revenue, SG&A expense increased to 22.3% in the third quarter of 2014 compared to 11.1% in the third quarter of 2013.
Operating income increased to $2.9 million in the third quarter of 2014 compared to $1.7 million in the third quarter of 2013. The increase in operating income was primarily related to the acquisition of NLM and organic improvement in profitability at XPO Air Charter.
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

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Revenue in our Expedited Transportation segment increased 41.2% to $106.5 million in the first nine months of 2014 from $75.4 million in the first nine months of 2013. This growth was driven by the acquisition of NLM as well as organic growth at XPO Air Charter.
Expedited Transportation net revenue dollars increased 167.2% to $33.5 million in the first nine months of 2014 from $12.6 million in the first nine months of 2013. Expedited Transportation net revenue margin was 31.5% in the first nine months of 2014 as compared to 16.6% in the first nine months of 2013. The increase in net revenue margin is primarily attributable to the acquisition of NLM which recognizes revenue on a net basis. Excluding NLM, our expedited net revenue increased primarily as a result of higher volumes at XPO Air Charter.
SG&A expense increased 207.4% to $27.3 million in the first nine months of 2014 from $8.9 million in the first nine months of 2013. The increase was due to the acquisition of NLM and the accelerated amortization of $3.3 million in indefinite-lived intangible assets related to the Express-1 trade name based on the reduction in remaining useful life as a result of the name change of the business to XPO Express. As a percentage of revenue, SG&A expense increased to 25.6% in the first nine months of 2014 compared to 11.8% in the first nine months of 2013.
Operating income increased to $6.3 million in the first nine months of 2014 compared to $3.7 million in the first nine months of 2013. The increase in operating income was primarily related to the acquisition of NLM and organic improvement in profitability at XPO Air Charter offset by the $3.3 million in accelerated amortization of the indefinite-lived intangible asset related to the Express-1 trade name.

Freight Forwarding
Summary Financial Table
(Unaudited)
(In thousands)

	For the Three Months Ended September 30,		Percent of Revenue		Change	For the Nine Months Ended September 30,		Percent of Revenue		Change
	2014	2013	2014	2013	%	2014	2013	2014	2013	%
Revenue	$59,721	$19,129	100.0%	100.0%	212.2%	$133,405	$54,700	100.0%	100.0%	143.9%
Cost of purchased transportation and services	53,424	16,481	89.5%	86.2%	224.2%	118,797	47,103	89.0%	86.1%	152.2%
Net revenue	6,297	2,648	10.5%	13.8%	137.8%	14,608	7,597	11.0%	13.9%	92.3%
SG&A expense
Salaries & benefits	3,674	1,618	9.9%	8.5%	265.8%	9,180	4,569	6.9%	8.4%	100.9%
Other SG&A expense	1,610	328	(1.5)%	1.7%	(374.4)%	3,578	1,048	2.7%	1.9%	241.4%
Purchased services	524	63	1.3%	0.3%	1,152.4%	1,108	311	0.8%	0.6%	256.3%
Depreciation & amortization	509	3,227	0.9%	16.9%	(84.2)%	1,110	3,407	0.8%	6.2%	(67.4)%
Total SG&A expense	6,317	5,236	10.6%	27.4%	20.6%	14,976	9,335	11.2%	17.1%	60.4%
Operating loss	$(20)	$(2,588)	(0.1)%	(13.6)%	(99.2)%	$(368)	$(1,738)	(0.2)%	(3.2)%	(78.8)%
Freight Forwarding
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Revenue in our Freight Forwarding segment increased 212.2% to $59.7 million in the third quarter of 2014 from $19.1 million in the third quarter of 2013. The increase was primarily related to the acquisition of Pacer and the addition of Pacer’s freight forwarding business to our Freight Forwarding segment as well as increased volume in our existing operations.
Freight Forwarding’s net revenue dollars increased 137.8% to $6.3 million in the third quarter of 2014 from $2.6 million in the third quarter of 2013. The increase in net revenue dollars was primarily driven by the acquisition of Pacer. Freight Forwarding net revenue margin decreased to 10.5% in the third quarter of 2014 as compared to 13.8% in the third quarter of 2013. The decrease in net revenue margin was primarily driven by the acquisition of Pacer, as well as a decrease in net revenue margin in our domestic business and an increase in volume of international shipments. International shipments typically generate higher revenue, but at a lower margin, than domestic shipments. The Pacer freight forwarding business that we acquired has a freight mix that is almost exclusively international shipments which have a lower gross margin than our historical combined Freight Forwarding operations.
SG&A expense increased 20.6% to $6.3 million in the third quarter of 2014 from $5.2 million in the third quarter of 2013. The increase in SG&A expense was primarily due to the acquisition of Pacer offset by $3.1 million of accelerated amortization in indefinite-lived intangible assets related to the Concert Group Logistics trade name as a result of the name change of the business to XPO Global Logistics during the third quarter of 2013. As a percentage of revenue, SG&A expense decreased to 10.6% in the third quarter of 2014 as compared to 27.4% in the third quarter of 2013.
Operating loss was $20,000 in the third quarter of 2014 compared to a loss of $2.6 million in the third quarter of 2013. The decrease in operating loss was primarily related to the accelerated amortization in the third quarter of 2013.
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
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Revenue in our Freight Forwarding segment increased 143.9% to $133.4 million in the first nine months of 2014 from $54.7 million in the first nine months of 2013. The increase was primarily related to the acquisition of Pacer and the addition of Pacer’s freight forwarding business to our Freight Forwarding segment as well as increased volume in our existing operations.
Freight Forwarding’s net revenue dollars increased 92.3% to $14.6 million in the first nine months of 2014 from $7.6 million in the first nine months of 2013. The increase in net revenue dollars was driven by the acquisition of Pacer. Freight Forwarding net revenue margin decreased to 11.0% in the first nine months of 2014 as compared to 13.9% in the first nine months of 2013. The decrease in net revenue margin was primarily driven by the acquisition of Pacer as well as a decrease in net revenue margin in our domestic business. International shipments typically generate higher revenue, but at a lower margin, than domestic shipments.
SG&A expense increased 60.4% to $15.0 million in the first nine months of 2014 from $9.3 million in the first nine months of 2013. The increase in SG&A expense was primarily due to the acquisition of Pacer offset by $3.1 million of accelerated amortization in indefinite-lived intangible assets related to the CGL trade name as a result of the name change of the business to XPO Global Logistics during the third quarter of 2013. As a percentage of revenue, SG&A expense decreased to 11.2% in the first nine months of 2014 as compared to 17.1% in the first nine months of 2013.
Operating loss was $0.4 million in the first nine months of 2014 compared to a loss of $1.7 million in the first nine months of 2013. The decrease in operating loss was primarily related to the accelerated amortization in the third quarter of 2013.

Contract Logistics
Summary Financial Table
(Unaudited)
(In thousands)

	For the Three Months Ended September 30,	Percent of Revenue	For the Nine Months Ended September 30,	Percent of Revenue
	2014	2014	2014	2014
Net revenue	$50,120	100.0%	$50,120	100.0%
Direct operating expense	41,936	83.7%	41,936	83.7%
SG&A expense
Salaries & benefits	1,582	3.2%	1,582	3.2%
Other SG&A expense	516	1.0%	516	1.0%
Purchased services	358	0.7%	358	0.7%
Depreciation & amortization	1,224	2.4%	1,224	2.4%
Total SG&A expense	3,680	7.3%	3,680	7.3%
Operating income	$4,504	9.0%	$4,504	9.0%
Note: Total depreciation and amortization for the Contract Logistics reportable segment included in both direct operating expense and SG&A was $3.5 million for the three- and nine-month periods ended September 30, 2014.
Contract Logistics
Three and Nine Months Ended September 30, 2014 Compared to Three and Nine Months Ended September 30, 2013
We acquired New Breed in September 2014 which created our Contract Logistics segment.
Net revenue in our Contract Logistics segment was $50.1 million in the three and nine months ended September 30, 2014. Direct operating expense for the three and nine months ended September 30, 2014 was $41.9 million, or 83.7% as a percentage of revenue. SG&A expense was $3.7 million in the three and nine months ended September 30, 2014, or 7.3% as a percentage of revenue. Operating income was $4.5 million for the three and nine months ended September 30, 2014.
Management’s growth strategy for Contract Logistics is based on:

•
Focused sales and marketing investments to capture additional business in the technology/telecom, retail/e-commerce, aerospace, medical equipment and manufacturing sectors by leveraging the segment's proprietary technology, network of facilities and industry-specific experience;

•	Increased share of spend with existing contract logistics customers who may outsource more of this business to XPO, and who have broader transportation needs we can service;

•	Selective acquisitions of complementary contract logistics operations; and

•	Cross-selling of technology-enabled contract logistics and managed transportation services to large customers of our other business segments.

XPO Corporate
Summary of Sales, General and Administrative Expense
(Unaudited)
(In thousands)

	For the Three Months Ended September 30,		Percent of Revenue		Change	For the Nine Months Ended September 30,		Percent of Revenue		Change
	2014	2013	2014	2013	%	2014	2013	2014	2013	%
SG&A expense
Salaries & benefits	7,127	5,995	1.1%	3.1%	18.9%	23,922	15,095	1.6%	3.4%	58.5%
Other SG&A expense	4,660	2,097	0.7%	1.1%	122.2%	10,153	4,791	0.7%	1.1%	111.9%
Purchased services	10,599	5,767	1.6%	3.0%	83.8%	23,923	12,921	1.6%	2.9%	85.1%
Depreciation & amortization	$583	$296	0.1%	0.2%	97.0%	$1,695	$710	0.1%	0.2%	138.7%
Total SG&A expense	$22,969	$14,155	3.5%	7.4%	62.3%	$59,693	$33,517	4.0%	7.6%	78.1%
Corporate
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Corporate SG&A expense in the third quarter of 2014 increased by $8.8 million compared to the third quarter of 2013. Salaries and benefits increased due to the acquisition of Pacer and an increase in headcount in IT and corporate shared services. Purchased services increased in the third quarter of 2014 due largely to acquisition-related transaction costs.
Corporate SG&A for the third quarter of 2014 included: $3.1 million of restructuring charges related to the acquisition of Pacer; $6.9 million of acquisition-related transaction costs; $1.5 million of litigation-related legal costs; and $1.8 million of non-cash share based compensation.
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Corporate SG&A expense in the first nine months of 2014 increased by $26.2 million compared to the first nine months of 2013. Salaries and benefits increased due to the costs of restructuring at Pacer and an increase in headcount in IT and corporate shared services. Purchased services increased in the first nine months of 2014 due largely to acquisition-related transaction costs. Other SG&A expense increased due largely to the costs of restructuring facility leases at Pacer.
Corporate SG&A for the first nine months of 2014 included: $10.1 million of restructuring charges related to the acquisition of Pacer, including $0.8 million of non-cash share based compensation; $13.3 million of acquisition-related transaction costs; $4.4 million of litigation-related legal costs; and $4.8 million of non-cash share based compensation.
Liquidity and Capital Resources
General
As of September 30, 2014, we had $858.2 million of working capital, including cash of $680.1 million, compared to working capital of $70.7 million, including cash of $21.5 million, as of December 31, 2013. This increase of $787.5 million in working capital during the nine-month period was mainly due to the investment in preferred and common stock in September 2014.
We continually evaluate our liquidity requirements, capital needs and availability of capital resources based on our operating needs and our planned growth initiatives. In addition to our existing cash balances and net cash provided by operating activities, in certain circumstances we may also use debt financings and issuances of equity or equity-related securities to fund our operating needs and growth initiatives. See the discussion below in the Debt Facilities section regarding our amended $415 million multicurrency secured revolving loan credit facility.
We believe that our existing cash balances and availability under our amended revolving credit facility will be sufficient to finance our existing operations.

Cash Flow
During the first nine months of 2014, $13.3 million was used in cash from operations compared to $61.5 million used for the comparable period in 2013. The primary use of cash for the period was payment of transportation services and various SG&A expenses.
Cash generated from revenue equaled $1,452.4 million for the first nine months of 2014 as compared to $417.0 million for the same period in 2013 and correlates directly with the revenue increase between the two periods. Cash flow increases are related primarily to volume and margin increases between the periods ended September 30, 2014 and 2013.
Cash used for payment of transportation services and direct operating expenses for the first nine months of 2014 equaled $1,239.7 million as compared to $379.3 million for the same period in 2013. The increase in cash outflows between the two periods also directly correlates to the increase in revenues between the two periods.
Other operating uses of cash included SG&A items, which equaled $224.5 million and $91.3 million for the nine-month periods ended September 30, 2014 and 2013, respectively. Payroll represents the most significant SG&A item. For the first nine months of 2014, cash used for payroll equaled $89.3 million as compared to $45.8 million for the same period in 2013.
Investing activities used approximately $834.9 million during the first nine months of 2014 compared to a use of $358.7 million from these activities during the same period in 2013. During the first nine months of 2014, $813.7 million was used in acquisitions and $21.6 million was used to purchase fixed assets offset by $0.3 million generated by other investing activities. During the same period in 2013, $352.3 million was used in acquisitions and $6.5 million was used to purchase fixed assets while $0.1 million was received from other investing activities.
Financing activities generated approximately $1,506.8 million for the first nine months of 2014 compared to $235.2 million generated for the same period in 2013. Our main sources of cash from financing activities during the first nine months of 2014 were the $734.0 million of net proceeds from the issuance of common stock, $489.6 million of net proceeds from the issuance of senior notes, $363.9 million of net proceeds from the issuance of preferred stock and $130.0 million borrowed against our revolving credit facility. Our primary uses of cash were the $205.0 million used to repay borrowings on the revolving credit facility, dividends paid to preferred stockholders of $2.2 million, $2.5 million used to pay tax withholdings on restricted shares and $1.0 million used for other financing activities. During the same period in 2013, our primary source of cash was the $239.7 million of net proceeds from the issuance of common stock while our primary uses of cash were the dividends paid to preferred stockholders of $2.2 million, $1.6 million used to pay tax withholdings on restricted shares and $0.7 million used for other financing activities.
Debt Facilities
On April 1, 2014, we and certain of our wholly-owned subsidiaries, as borrowers, entered into the $415 million multicurrency secured Amended Credit Agreement with the lender parties thereto and Morgan Stanley Senior Funding, Inc., as administrative agent for such lenders, with a maturity of five years. The principal amount of the commitments under the Amended Credit Agreement may be increased by an aggregate amount of up to $100 million, subject to certain terms and conditions specified in the Amended Credit Agreement. The Amended Credit Agreement replaces and supersedes in its entirety the $125 million multicurrency secured Revolving Loan Credit Agreement that we entered into on October 18, 2013. On August 8, 2014, we amended our revolving loan facility to permit, among other things, the acquisition of New Breed and the related transactions and the offering of the Senior Notes due 2019.
The proceeds of the Amended Credit Agreement may be used by us and our subsidiaries for ongoing working capital needs, other general corporate purposes, including strategic acquisitions, and fees and expenses in connection with the transaction. At September 30, 2014, the Company had no amount drawn under the Amended Credit Agreement. The Company was in compliance, in all material respects, with all covenants related to the Amended Credit Agreement as of September 30, 2014. Borrowings under the Amended Credit Agreement will bear interest at a per annum rate equal to, at our option, the one, two, three or six month (or such other period less than one month or greater than six months as the lenders may agree) LIBOR rate plus a margin of 1.75% to 2.25%, or a base rate plus a margin of 0.75% to 1.25%. The borrowers are required to pay an undrawn commitment fee equal to 0.25% or 0.375% of the quarterly average undrawn portion of the commitments under the Amended Credit Agreement, as well as customary letter of credit fees. The margin added to LIBOR, or base rate, will depend on our quarterly average availability of the commitments under the Amended Credit Agreement.
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
Contractual Obligations
The following table reflects our contractual obligations as of September 30, 2014 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Capital leases payable	$235	$70	$130	$35	$—
Notes payable	2,901	2,840	61	—	—
Operating leases	312,534	95,625	124,706	67,762	24,441
Purchase commitments	12,173	8,728	3,445	—	—
Employment contracts	17,357	7,919	9,119	319	—
Severance	2,355	2,174	181	—	—
Convertible senior notes	136,941	5,429	10,859	120,653	—
Senior notes due 2019	693,594	39,375	78,750	575,469	—
Total contractual cash obligations	$1,178,090	$162,160	$227,251	$764,238	$24,441
In addition to the obligations in the table above, we are contractually obligated to pay up to $21.7 million of purchase price holdbacks retained in connection with acquisitions, subject to resolution of, and set-off with respect to, any indemnifiable claims. The timing of such payments depends on the resolution of the underlying indemnifiable claims, and we cannot predict when such payments may be due. We do not have any other material commitments that have not been disclosed elsewhere.
Off-Balance Sheet Arrangements
We are not a party to any transactions that would be considered “off-balance sheet arrangements” under Item 303(a)(4) of Regulation S-K.
Critical Accounting Policies
The preparation of condensed consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions. In certain circumstances, those estimates and assumptions can affect amounts reported in the accompanying unaudited condensed consolidated financial statements. We have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts will be reported related to the accounting policies described above. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. Note 2 of the “Notes to Consolidated Financial Statements” in the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013 includes a summary of our critical accounting policies. See Note 2—Basis of Presentation and Significant Accounting Policies for our updated revenue recognition policy as a result of the acquisition of New Breed. There were no other significant changes to our critical accounting policies during the period ended September 30, 2014.

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
Interest Rate Risk. As of September 30, 2014, we held $690.4 million of cash and restricted cash in cash depository and money market funds held in depository accounts at 17 financial institutions. The primary market risk associated with these investments is liquidity risk. We have exposure to changes in interest rates on our revolving credit facility. The interest rates on our revolving credit facility fluctuate based on LIBOR or a base rate plus an applicable margin. Assuming our $415.0 million revolving credit facility was fully drawn at September 30, 2014, a hypothetical 100-basis-point change in the interest rate would increase our annual interest expense by $4.2 million. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates.
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
Senior Notes due 2019 Outstanding. The fair market value of our outstanding issue of Senior Notes due 2019 is subject to interest rate risk. Generally the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. Interest rate changes affect the fair market value of the Senior Notes due 2019, and may affect the prices at which we would be able to repurchase such notes were we to do so. These changes do not impact our financial position, cash flows or results of operations. For additional information on the fair value of our outstanding Senior Notes due 2019, refer to Note 2—Basis of Presentation and Significant Accounting Policies of the condensed consolidated financial statements included within.
Foreign Currency Exchange Risk. Our Canadian-based businesses and results of operations are exposed to movements in the U.S. dollar to Canadian dollar foreign currency exchange rate. A portion of our revenue is denominated in Canadian dollars. If the U.S. dollar strengthens against the Canadian dollar, our revenues reported in U.S. dollars would decline. With regard to operating expense, our primary exposure to foreign currency exchange risk relates to operating expense incurred in Canadian dollars. If the Canadian dollar strengthens, costs reported in U.S. dollars will increase. Movements in the U.S. dollar to Canadian dollar foreign currency exchange rate did not have a material effect on our revenue during the three- and nine-month periods ending September 30, 2014. A hypothetical ten percent change in average exchange rates versus the U.S. dollar would not have resulted in a material change to our earnings.
From time to time, we use foreign currency forward contracts to reduce part of the variability in certain forecasted Canadian dollar denominated cash flows. Generally, these instruments are for maturities of six months or less. We consider several factors when evaluating hedges of our forecasted foreign currency exposures, such as significance of the exposure, offsetting economic exposures and potential costs of hedging. We do not enter into derivative transactions for purposes other than hedging economic exposures. At September 30, 2014, we had no outstanding forward contracts to reduce the variability in our Canadian dollar denominated revenues and operating expenses.

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
Changes in internal controls. Except as described below, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. The Company completed its acquisition of Pacer on March 31, 2014, ACL on July 28, 2014 and New Breed on September 2, 2014 and is in the process of integrating the acquired businesses into the Company’s overall internal controls over financial reporting process. For additional information on the acquisitions of Pacer and New Breed, refer to Note 3—Acquisitions of the condensed consolidated financial statements included within.
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
Item 1A. Risk Factors.
In addition to the information set forth in this Form 10-Q, in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, you should carefully consider the following risk factors which could materially affect our business, financial condition or future results.
Risks related to New Breed
Our New Breed subsidiary derives a significant portion of its revenue from its largest customers; its customer relationships generally are terminable on short notice and generally do not provide minimum volume commitments.
Most of New Breed’s revenue is generated from a limited number of major clients. Approximately 77.8% of its revenue for the nine months ended September 30, 2014 was attributable to its top five clients for such period, with its largest customer accounting for approximately 29.7% of its revenue during such period. New Breed’s clients may not continue to utilize our services at the same levels or at all in the future, which could result in a reduction in their operations and consequently in a reduction in their need for our New Breed operation’s services. Moreover, New Breed clients may lose market share, apart from trends in their respective industries generally. Such a loss in our clients’ market share would likely result in a decline in their need for our services. A reduction in or termination of New Breed’s services by one or more of our major clients may have an adverse effect on our business and results of operations.

Like XPO’s, New Breed’s contractual relationships with its customers generally are terminable at will by the customers on short notice, although New Breed’s customer contracts generally provide for terms of several years and early termination penalties payable by customers. Moreover, New Breed customers generally are not required to provide any minimum volume commitments. Failure to retain New Breed’s existing customers or enter into relationships with new customers could have a material adverse impact on our revenues and resulting profitability.
A majority of New Breed’s revenues are generated on a per unit basis. If the amount or level of services that New Breed performs is reduced, it would have a direct negative impact on our results of operations.
The clients of our New Breed operations may materially reduce or eliminate a portion of the work that New Breed has historically provided to them because our contracts generally do not have minimum volume or purchase obligations or requirements. Moreover, many of New Breed’s contracts are subject to competitive bidding. Revenue in our New Breed operations would materially decline if our clients do not assign work to it, if any of our clients’ businesses decline or if a client cancels a significant project or a significant number of projects, and New Breed is unable to replace them with similar projects. Under most of New Breed’s contractual arrangements with our clients, all or a portion of our pricing is based on certain assumptions regarding the scope of services, production or order volumes, operational efficiencies, the mix of fixed versus variable costs, productivity and other factors. If these assumptions prove to be invalid or, as a result of subsequent changes in our New Breed client’s business needs or market forces that are outside of our control, these assumptions are rendered obsolete, our New Breed operations would likely have lower margins than anticipated, or New Breed’s contracts could prove unprofitable. In such events, there is no assurance that our New Breed operations will be successful in obtaining the price adjustments necessary to maintain our revenues.
A relatively small modification to the manner in which New Breed’s clients do business could have a large effect on the services we provide and could materially increase our costs.
The nature of New Breed’s business requires us to align the services that we provide with the policies and practices of our clients. A minor change in such policies and practices may have a material impact on New Breed. A minor modification to, for example, the terms of the return policy of one of New Breed’s clients could require New Breed to modify the service model that we have developed for such client. This could require New Breed to, without limitation, hire additional labor, develop new technology, open additional facilities, adopt more stringent standards or otherwise incur additional costs. Such special arrangements may be expensive, and we may not be able to recoup the additional costs posed by the necessary modifications to its service model. In certain cases, changes to New Breed’s clients’ policies and practices could reduce their need for New Breed’s services generally. If our New Breed operation is unable to successfully address the service requirements of our existing and future clients, or if our clients’ need for its services is reduced, our business and prospects will be materially and adversely affected.
Our New Breed business typically faces a long selling cycle to secure a new engagement and a long implementation period that require a significant commitment of resources, before we can recognize revenue.
New Breed typically faces a long selling cycle to secure a new client engagement, during which period it incurs significant costs and devotes substantial management time. New Breed may not succeed in winning the new business, in which case it would not receive any revenue or reimbursement for such expenses.
Even if New Breed is successful in obtaining a new engagement, that is often followed by an implementation period in which the services are planned in detail, necessary resources are deployed and workers are hired. During this time a binding contract is also negotiated and agreed. Until New Breed signs a binding contract for the engagement, the client may still change its mind and decide to retain the work in-house or choose a competitor. New Breed’s clients may also experience delays in obtaining internal approvals or delays associated with technology or system implementations, further lengthening the implementation cycle.
Typically, our New Breed business does not recognize revenues until the end of the implementation period, following execution of the contract and delivery of services. Until such time, we would continue to incur costs without recognizing revenue, and if we are not ultimately successful in obtaining the contractual commitments after the selling cycle or in successfully implementing the project, it would never recoup such costs. In addition, the long selling cycle and implementation phase for its services and the limited number of new engagements it pursues at any time make it difficult for us to predict with any accuracy the timing of revenues from new engagements as well as our related costs.
New Breed’s failure to obtain, maintain and enforce the intellectual property rights on which our business depends could have a material adverse effect on our business, financial condition and results of operations.
New Breed’s success depends in part upon our ability to protect core technology and intellectual property and to operate without infringing the intellectual property rights of others. New Breed relies on a combination of intellectual property rights, including copyrights, trademarks, domain names, trade secrets, intellectual property licenses and other contractual rights, to establish and protect our intellectual property and technology. However, any of New Breed’s owned or licensed intellectual property rights could be challenged, invalidated, circumvented, infringed or misappropriated, its trade secrets and other confidential information could be disclosed in an unauthorized manner to third parties or New Breed may fail to secure the rights to intellectual property developed by its employees, contractors and others. Efforts to enforce New Breed’s intellectual property rights may be time consuming and costly, distract management’s attention and resources and ultimately be unsuccessful. Moreover, our failure to develop and properly manage new intellectual property could adversely affect our market positions and business opportunities.
New Breed uses open source software in connection with our products and services. Companies that incorporate open source software into their products have, from time to time, faced claims challenging the ownership of open source software and/or compliance with open source license terms. As a result, New Breed could be subject to suits by parties claiming ownership of what it believes to be open source software or noncompliance with open source licensing terms. Some open source software licenses require users who use or distribute open source software as part of their software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open source code on unfavorable terms or at no cost. Any requirement to disclose New Breed’s proprietary source code or pay damages for breach of contract could have a material adverse effect on our business, financial condition and results of operations.
Also, some of New Breed’s business and services may rely on technologies and software developed by or licensed from third parties, and we may not be able to maintain our relationships with such third parties or enter into similar relationships in the future on reasonable terms or at all. The failure of our New Breed business to obtain, maintain and enforce its intellectual property rights could therefore have a material adverse effect on our business, financial condition and results of operations.
Client manufacturing plant closures could have a material effect on our performance.
Our New Breed operation derives a substantial portion of revenue from the operation and management of operating facilities, which are often located in close proximity to a client’s manufacturing plant and are integrated into the client’s production line process. We may experience significant revenue loss and shut-down costs, including costs related to early termination of leases, causing our business to suffer if clients close their plants or significantly modify their capacity or supply chains at a plant that New Breed services. In such a situation, our New Breed operation may be unable to recoup all or any of the related costs that we have incurred. Many of New Breed’s facilities operate in conjunction with facilities that are operated by our clients. Thus, the usefulness of its facilities is directly linked to the continued operation by New Breed’s clients of their nearby facilities, and we may be adversely impacted by any future plant closures.
A significant labor dispute involving New Breed or one or more of New Breed’s clients, or a labor dispute that otherwise affects New Breed’s operations, could reduce our revenues and harm our profitability.
Labor disputes involving our New Breed business or New Breed’s clients could affect our operations. If New Breed’s clients are unable to negotiate new contracts and our clients’ plants experience slowdowns or closures as a result, New Breed’s revenue and profitability could be negatively impacted. A labor dispute involving a supplier to New Breed’s clients that results in a slowdown or closure of our clients’ plants to which New Breed provide services could also have a material adverse effect on its business. The employees of New Breed’s clients, suppliers and other service providers may be, or may in the future be, unionized and there may be strikes, lock outs or material labor disputes with respect to New Breed’s clients or New Breed’s clients’ suppliers in the future that materially affects our performance.
New Breed’s business receives revenue from divisions of the U.S. government and from clients that rely on revenue from U.S. government contract work, each of which is subject to audits that may result in costs being revised or disallowed. Billing rates under these government contracts are subject to audit and revision by government agencies which may delay payment of costs or amounts ultimately received.
Revenue from U.S. government contract work is based on cost accounting standards and allowable costs that are subject to audit by the Defense Contract Audit Agency. Certain of New Breed’s clients’ billing rates are also subject to audit and must be approved by certain governmental agencies. Allowable costs include direct costs as well as allocations of indirect plant and corporate overhead costs. Audit adjustments, unilateral rate disallowances by a governmental entity or delays by a governmental entity in approving rate increases could reduce the amounts New Breed receives for government contract work, require refunds to the relevant governmental entity of a portion of amounts already billed or delay the timely recovery of costs, which could adversely affect New Breed’s results of operations. In addition, the federal False Claims Act provides for substantial civil penalties where, for example, a contractor presents a false or fraudulent claim to the government for payment. Actions under the False Claim Act may be brought by the government or by others on behalf of the government (who may then share in any recovery).
Risks Related to Senior Notes due 2019
The Company’s substantial indebtedness could adversely affect its financial condition.
As of September 30, 2014, with the issuance of the Senior Notes due 2019, the Company has approximately $602.6 million of total indebtedness and unused commitments of $415 million under its Amended Credit Agreement (less $15 million of outstanding letters of credit), the availability of which is subject to certain conditions including its borrowing base availability.
Our debt level could:
•negatively affect our ability to pay principal and interest on our debt;
•increase our vulnerability to general adverse economic and industry conditions;

•
limit our ability to fund future capital expenditures and working capital, to engage in future acquisitions or development activities, or to otherwise realize the value of our assets and opportunities fully because of the need to dedicate a substantial portion of our cash flow from operations to payments of interest and principal or to comply with any restrictive terms of our debt;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which it operates;
•impair our ability to obtain additional financing or to refinance our indebtedness in the future; and

•	place the Company at a competitive disadvantage compared to our competitors that may have proportionately less debt.
We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
The Company’s ability to make scheduled payments on or to refinance its debt obligations, including the newly-issued Senior Notes due 2019, depends on its financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond its control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to fund our day-to-day operations or to pay the principal, premium, if any, and interest on our indebtedness.
If our cash flows and capital resources are insufficient to fund our debt service obligations, and other cash requirements, we could face substantial liquidity problems and could be forced to reduce or delay capital expenditures or to sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. The indenture governing the Senior Notes due 2019 and the Amended Credit Agreement, in each case, will restrict (a) the Company’s ability to dispose of assets and use the proceeds from any such dispositions and (b) the Company’s and the guarantors’ ability to raise debt or equity capital to be used to repay the Company’s indebtedness when it becomes due. The Company may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.
The Company’s inability to generate sufficient cash flows to satisfy its debt obligations, or to refinance its indebtedness on commercially reasonable terms or at all, could materially and adversely affect its financial position and results of operations.
If the Company cannot make scheduled payments on its debt, it will be in default and, as a result, holders of notes could declare all outstanding principal and interest to be due and payable, the lenders under the Amended Credit Agreement could terminate their commitments to loan money, the Company’s secured lenders could foreclose against the assets securing such borrowings and the Company could be forced into bankruptcy or liquidation.

Risks Associated with the Purchased Preferred Stock
If our stockholders do not approve the conversion of the Purchased Preferred Stock, we would be obligated to pay cumulative dividends that would limit our operating and financial flexibility.
We sold 371,848 shares of Series B Convertible Preferred Stock (the “Purchased Preferred Stock”) for $1,000 per share on September 11, 2014. The Purchased Preferred Stock will be mandatorily converted into an aggregate of 12,128,115 additional shares of our common stock if the Company’s stockholders approve the conversion. If the stockholders do not approve the conversion of the Purchased Preferred Stock by May 31, 2015, holders of the shares of Purchased Preferred Stock will be entitled to cumulative dividends on the Purchased Preferred Stock payable quarterly in January, April, July and October of each year at an annual rate of 7.5% per share. The aggregate dividends would be $27.9 million per year. If shareholder approval of the conversion is not obtained by May 31, 2015, a substantial portion of our cash flows from operations will be required to pay the dividends on the Purchased Preferred Stock, thereby reducing the availability of our cash flows to fund acquisitions, working capital, capital expenditures, our growth initiatives and other general corporate purposes.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the quarter ended September 30, 2014, the Company issued an aggregate of 181 shares of the Company's common stock, par value $0.001 per share to certain holders of the Company's 4.50% Convertible Senior Notes due 2017, CUSIP 983793100 (the "Convertible Notes") in connection with the conversion of $8,000 aggregate principal amount of the Convertible Notes. The number of shares of our common stock issued in the foregoing transactions equals the number of shares of our common stock presently issuable to holders of the Convertible Notes upon conversion under the original terms of the Convertible Notes. The issuance of shares of our common stock pursuant to the foregoing transactions was made in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), as a transaction by an issuer not involving a public offering.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

2.1*+
Agreement and Plan of Merger, dated as of July 29, 2014, by and among New Breed Holding Company, XPO Logistics, Inc., Nexus Merger Sub, Inc. and NB Representative, LLC, in its capacity as the Representative  (incorporated by reference to Exhibit 2.1 to XPO’s Current Report on Form 8-K filed with the SEC on July 30, 2014 (File No. 001-32172)).

4.1*
Indenture, dated as of August 25, 2014, between XPO Logistics, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to XPO’s Current Report on Form 8-K filed with the SEC on August 26, 2014 (File No. 001-32172)).

4.2*
Certificate of Designation of Series B Convertible Perpetual Preferred Stock of XPO Logistics, Inc., dated as of September 17, 2014 (incorporated by reference to Exhibit 4.1 to XPO’s Current Report on Form 8-K filed with the SEC on September 18, 2014 (File No. 001-32172)).

4.3*
Investment Agreement, dated as of September 11, 2014, by and among XPO Logistics, Inc. and the Purchasers set forth on Schedule I thereto (incorporated by reference to Exhibit 4.1 to XPO’s Current Report on Form 8-K filed with the SEC on September 15, 2014 (File No. 001-32172)).

10.1*
Amendment to Amended and Restated Revolving Loan Credit dated as of August 8, 2014 (incorporated by reference to Exhibit 10.1 to XPO’s Current Report on Form 8-K filed with the SEC on August 11, 2014 (File No. 001-32172)).

31.1
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014

31.2
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014

32.1†
Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014

32.2†
Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference.

+
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. XPO hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.

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
Date: November 6, 2014