Form 10-Q
period 2015-03-31
XPO Logistics, Inc.
filed 2015-05-07
CIK 1166003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
Form 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 6, 2015, there were 79,680,272 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

XPO Logistics, Inc.
Form 10-Q

Part I—Financial Information
Item 1. Financial Statements.
XPO Logistics, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share and per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,034.3	$644.1
Accounts receivable, net of allowances of $10.0 and $9.8, respectively	504.7	543.8
Prepaid expenses	16.5	13.2
Deferred tax asset	1.6	9.2
Income tax receivable	—	15.4
Other current assets	10.3	7.4
Total current assets	1,567.4	1,233.1
Property and equipment, net of $63.0 and $47.3 in accumulated depreciation, respectively	219.2	221.9
Goodwill	967.8	929.3
Identifiable intangible assets, net of $92.6 and $74.6 in accumulated amortization, respectively	343.0	341.5
Restricted cash	5.0	9.1
Other long-term assets	30.7	26.3
Total long-term assets	1,565.7	1,528.1
Total assets	$3,133.1	$2,761.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$245.1	$252.7
Accrued salaries and wages	46.1	50.1
Accrued expenses, other	98.4	69.8
Current maturities of long-term debt	1.8	1.8
Other current liabilities	7.0	6.7
Total current liabilities	398.4	381.1
Senior notes due 2019	915.5	500.0
Convertible senior notes	63.4	91.9
Revolving credit facility and other long-term debt, net of current maturities	0.4	0.2
Deferred tax liability	41.5	74.5
Other long-term liabilities	35.5	58.4
Total long-term liabilities	1,056.3	725.0
Commitments and contingencies
Stockholders’ equity:
Series A convertible perpetual preferred stock, $.001 par value; 10,000,000 shares; 73,335 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	42.2	42.2
Common stock, $.001 par value; 150,000,000 shares authorized; 79,659,071 and 77,421,683 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	0.1	0.1
Additional paid-in capital	1,870.6	1,831.9
Accumulated deficit	(234.5)	(219.1)
Total stockholders’ equity	1,678.4	1,655.1
Total liabilities and stockholders’ equity	$3,133.1	$2,761.2

See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2015	2014
Revenue	$703.0	$282.4
Operating expenses
Cost of purchased transportation and services	440.8	224.0
Direct operating expense	151.2	4.0
Sales, general and administrative expense	115.8	75.8
Total operating expenses	707.8	303.8
Operating loss	(4.8)	(21.4)
Other expense	0.4	0.1
Interest expense	23.1	10.1
Loss before income tax benefit	(28.3)	(31.6)
Income tax benefit	(13.6)	(3.3)
Net loss	(14.7)	(28.3)
Cumulative preferred dividends	(0.7)	(0.8)
Net loss available to common shareholders	$(15.4)	$(29.1)
Basic loss per share
Net loss	$(0.20)	$(0.70)
Diluted loss per share
Net loss	$(0.20)	$(0.70)
Weighted average common shares outstanding
Basic weighted average common shares outstanding	78.8	41.3
Diluted weighted average common shares outstanding	78.8	41.3
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net loss	$(14.7)	$(28.3)
Adjustments to reconcile net loss to net cash from operating activities
Provisions for allowance for doubtful accounts	1.1	2.2
Depreciation and amortization	33.8	11.3
Stock compensation expense	2.3	2.2
Accretion of debt	1.6	1.4
Deferred tax expense	(15.8)	(4.5)
Loss on conversion of debt	6.5	2.3
Other	(0.3)	(0.1)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	50.6	(56.4)
Income tax receivable	15.8	2.3
Prepaid expense and other current assets	(4.6)	0.1
Other long-term assets	(0.8)	(0.1)
Accounts payable	(10.6)	48.7
Accrued expenses and other liabilities	(17.6)	10.2
Cash flows provided (used) by operating activities	47.3	(8.7)
Investing activities
Acquisition of businesses, net of cash acquired	(58.2)	(191.0)
Payment for purchases of property and equipment	(11.4)	(3.9)
Other	—	0.2
Cash flows used by investing activities	(69.6)	(194.7)
Financing activities
Proceeds from common stock offerings	—	414.0
Payment for equity issuance costs	—	(0.8)
Proceeds from issuance of senior notes	414.7	—
Payment for debt issuance costs	(4.5)	—
Repayment of borrowings on revolving credit facility	—	(75.0)
Payment for cash held as collateral in lending arrangement	—	(11.3)
Receipt of cash held as collateral in lending arrangement	5.0	—
Dividends paid to preferred stockholders	(0.7)	(0.7)
Other	(2.0)	(0.4)
Cash flows provided by financing activities	412.5	325.8
Net increase in cash	390.2	122.4
Cash and cash equivalents, beginning of period	644.1	21.5
Cash and cash equivalents, end of period	$1,034.3	$143.9
Supplemental disclosure of cash flow information:
Cash paid for interest	$39.9	$4.3
Cash received from income taxes	$(13.9)	$(1.5)
Equity portion of acquisition purchase price	$0.8	$108.8
Equity issued upon conversion of debt	$35.6	$10.5
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months Ended March 31, 2015
(Unaudited)
(In millions, except for share data)

	Series A Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2014	73	$42.2	77,422	$0.1	$1,831.9	$(219.1)	$1,655.1
Net loss	—	—	—	—	—	(14.7)	$(14.7)
Exercise of warrants and stock options and other	—	—	104	—	—	—	$—
Issuance of common stock for acquisitions	—	—	22	—	0.8	—	$0.8
Issuance of common stock upon conversion of senior notes, net of tax	—	—	2,111	—	35.6	—	$35.6
Dividend paid	—	—	—	—	—	(0.7)	$(0.7)
Stock compensation expense	—	—	—	—	2.3	—	$2.3
Balance, March 31, 2015	73	$42.2	79,659	$0.1	$1,870.6	$(234.5)	$1,678.4
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2015 and 2014
(Unaudited)
(In millions)
1. Organization
Nature of Business
XPO Logistics, Inc. and its subsidiaries (“XPO” or the “Company,”)—provide transportation and logistics services to thousands of customers through two reportable segments:
Transportation—provides transportation brokerage services to large multi-national, medium-sized and small business customers where the Company manages all aspects of the services offered including selecting qualified carriers/vessels, negotiating rates, tracking shipments, billing and resolving disputes. Transportation offers a comprehensive suite of services with the common goal of facilitating the movement of goods using proprietary transportation management technology and third-party carriers. Under the Company’s cross-selling initiative, all services are offered to all customers to fulfill their shipping requirements. The Company provides truckload, less-than truckload and intermodal brokerage, and last-mile delivery logistics services. Such services are arranged using relationships with subcontracted motor and rail carriers, as well as vehicles that are owned and operated by independent contract drivers. The Company also provides for the management of time-critical, urgent shipments, transacted through direct selling and through our web-based technology to customers in North America. Expedited ground services are provided through a fleet of exclusive-use vehicles that are owned and operated by independent contract drivers, referred to as owner operators, and through contracted third-party motor carriers. For shipments requiring air charter, service is arranged using our relationships with third-party air carriers. The Company provides freight forwarding and ocean transportation services to North America-based customers with domestic and global interests. These transportation services are sold and arranged through a network of Company-owned and independently-owned offices in the United States, Canada, Europe and Asia.
Logistics—provides highly engineered, technology-enabled contract logistics to large multi-national and medium-sized corporations and government agencies. These services include value-added warehousing and distribution, reverse logistics, transportation management, freight bill audit and payment, lean manufacturing support, aftermarket support and supply chain optimization.
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
These unaudited condensed consolidated financial statements reflect, in the opinion of the Company, all material adjustments (which include only normal recurring adjustments) necessary to fairly present the Company’s financial position as of March 31, 2015 and December 31, 2014, and results of operations for the three-month periods ended March 31, 2015 and 2014. Intercompany transactions have been eliminated in the condensed consolidated balance sheets and results of operations. Where the presentation of these intercompany eliminations differs between the consolidated and reportable segment financial statements, reconciliations of certain line items are provided.
These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2014 that are set forth in the Company’s Annual Report on Form 10-K, a copy of which is available on the SEC’s website (www.sec.gov). Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

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
Significant Accounting Policies
Revenue Recognition
The Company recognizes revenue at the point in time when delivery is completed and the shipping terms of the contract have been satisfied, or in the case of the Company’s Logistcs segment, based on specific, objective criteria within the provisions of each contract as described below. Related costs of delivery and service are accrued and expensed in the same period the associated revenue is recognized. Revenue is recognized once the following criteria have been satisfied:

•	Persuasive evidence of an arrangement exists;

•	Services have been rendered;

•	The sales price is fixed or determinable; and

•	Collectability is reasonably assured.
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
The Company evaluates all agreements for multiple elements and aggregation of individual agreements into multiple element agreements. Within its intermodal business, the Company has entered into certain agreements that represent multiple-deliverable arrangements. Deliverables under the arrangements represent separate units of accounting that have stand-alone value and no customer-negotiated refunds or return rights exist for the delivered services. These deliverables consist of network management fees, equipment use fees, ocean carrier intermodal services and drayage services. Revenue is allocated to each deliverable based on the relative selling price method. The relative selling price method is based on a hierarchy consisting of vendor-specific objective evidence (“VSOE”), if available, third-party evidence (“TPE”), if VSOE is not available, or estimated selling prices (“ESP”), if neither VSOE nor TPE is available. For the ocean carrier intermodal and drayage services, revenue is allocated based on VSOE. VSOE is not available for either the network management fees or the equipment fees. TPE was established for the equipment fees by evaluating similar and interchangeable competitor services in stand-alone sales. TPE could not be established for the network management fees. Therefore, the Company determined ESP for the network management fees by considering several external and internal factors including, but not limited to, pricing practices, similar product offerings, margin objectives and internal costs. ESP for each deliverable is updated, when appropriate, to ensure that it reflects recent pricing experience. Revenue is recognized for each of the deliverables when the revenue recognition conditions discussed above are met. No other multiple element arrangements have been identified.
For all lines of business (other than our managed expedited freight business and our logistics segment with respect to those transactions where our contract logistics business is serving as the customer’s agent in arranging purchased transportation), the Company reports revenue on a gross basis in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) Topic 605, “Reporting Revenue Gross as Principal Versus Net as an Agent.” The Company believes presentation on a gross basis is appropriate under ASC Topic 605 in light of the following factors:

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

For certain of the Company’s subsidiaries in both of its segments, revenue is recognized on a net basis in accordance with ASC Topic 605 because the Company does not serve as the primary obligor.
The Company’s freight forwarding operations collects certain taxes and duties on behalf of their customers as part of the services offered and arranged for international shipments. The Company’s accounting policy is to present these collections on a gross basis with revenue recognized of $4.1 million and $1.0 million for the three-month periods ended March 31, 2015 and 2014, respectively.
Accrued Expenses, Other
Accrued expenses, other consist primarily of accrued estimated litigation liabilities; accrued purchased services; accrued interest on the Company's outstanding debt; accrued equipment costs, including maintenance; accrued transportation and facility charges; accrued insurance claims; deferred revenue; and other accrued expenses, including accrued property and other taxes and other miscellaneous accrued expenses. The following table outlines the Company’s accrued expenses, other as of March 31, 2015 and December 31, 2014 (in millions):

	As of March 31, 2015	As of December 31, 2014
Estimated litigation liabilities	$44.7	$11.5
Accrued purchased services	25.0	18.9
Accrued interest	7.5	15.1
Accrued equipment costs	6.9	7.4
Accrued transportation and facility charges	5.2	4.9
Accrued insurance claims	3.2	5.8
Deferred revenue	2.0	2.1
Other accrued expenses	3.9	4.1
Total Accrued Expenses, Other	$98.4	$69.8

Other Long-Term Liabilities
Other long-term liabilities consist primarily of asset retirement obligations; reserves for uncertain tax positions; deferred rent liabilities; unfavorable leasehold interests (recorded as part of purchase accounting); vacant rent liabilities; an unfavorable customer contract (recorded as part of purchase accounting); certain liability insurance reserves; and other long-term liabilities. The unfavorable leasehold interest liabilities are amortized through rent expense on a straight-line basis over the remaining lease term. The unfavorable customer contract is amortized as an offset to direct operating expense on an accelerated basis over the period of economic benefit based on the estimated cash flows attributable to the intangible asset. The following table outlines the Company’s other long term liabilities as of March 31, 2015 and December 31, 2014 (in millions):

	As of March 31, 2015	As of December 31, 2014
Acquisition-related holdbacks	$—	$21.1
Asset retirement obligations	7.7	7.5
Uncertain tax positions	5.9	6.7
Long-term portion of deferred rent liability	5.8	5.3
Unfavorable leasehold interests	4.5	5.2
Long-term portion of vacant rent liability	3.7	3.9
Unfavorable customer contract	3.3	3.8
Long-term workers compensation insurance claims	3.7	3.7
Other long-term liabilities	0.9	1.2
Total Other Long-Term Liabilities	$35.5	$58.4
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
At March 31, 2015 and December 31, 2014, the Company’s Level 1 financial assets that were accounted for at fair value on a recurring basis included $376.3 million and $330.8 million of money market funds included in cash and cash equivalents in the condensed consolidated balance sheet, respectively.
Estimated Fair Value of Financial Instruments
The aggregate net fair value estimates are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain financial instruments approximated their fair values as of the periods ended March 31, 2015 and December 31, 2014. These financial instruments include cash, accounts receivable, notes receivable, accounts payable, accrued expense, and current maturities of long-term debt. Fair values approximate carrying values for these financial instruments since they are short-term in nature and are receivable or payable on demand.
As of March 31, 2015, the Company had outstanding $900.0 million face value of Senior Notes due 2019, which the Company is obligated to repay at face value unless they are redeemed prior to the maturity date. Holders of the Senior Notes due 2019 are due interest semiannually in arrears on March 1 and September 1 of each year commencing March 1, 2015 and maturing on September 1, 2019. Prior to September 1, 2016, the Company may redeem some or all of the Senior Notes due 2019 at a price equal to 100% of the principal amount of the notes plus the applicable “make-whole” premium. Additionally, the Company may redeem some or all of the Senior Notes due 2019 beginning on September 1, 2016 at the initial redemption price of 103.938% of their principal amount, plus accrued interest. The redemption price will decline each year after 2016 and will be 100% of their principal amount, plus accrued interest, beginning on September 1, 2018. In addition, on or prior to September 1, 2016, the Company may redeem up to 40% of the aggregate principal amount of Senior Notes due 2019 with the proceeds of certain equity offerings at 107.875% of their principal amount plus accrued interest. The fair value of the Senior Notes due 2019 was $955.1 million as of March 31, 2015 based on Level 1 market data.

As of March 31, 2015, the Company had outstanding $72.1 million face value of Convertible Notes, which the Company is obligated to repay at face value unless the holder agrees to a lesser amount or elects to convert all or a portion of such notes into the Company’s common stock. Holders of the Convertible Notes are due interest semiannually in arrears on April 1 and October 1 of each year. The conversion rate is 60.8467 shares of common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $16.43 per share of common stock) and is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. The fair value of the Convertible Notes was $202.8 million as of March 31, 2015 based on Level 1 market data.
For additional information refer to Note 6—Debt.
3. Acquisitions
2015 Acquisitions
UX Specialized Logistics
On February 9, 2015, the Company entered into an Asset Purchase Agreement with Earlybird Delivery Systems, LLC to acquire all of the outstanding capital stock of UX Specialized Logistics, LLC (“UX”). The fair value of the total consideration paid under the UX Asset Purchase Agreement was $58.9 million and consisted of $58.1 million of cash paid at the time of closing, including an estimate of the working capital adjustment, and $0.8 million of equity. UX provides last mile logistics and same day delivery services for major retail chains and e-commerce companies.
The UX acquisition was accounted for as a business combination in accordance with ASC Topic 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying condensed consolidated balance sheet at their estimated fair values as of February 9, 2015 with the remaining unallocated purchase price recorded as goodwill. As a result of the acquisition, the Company recorded goodwill of $28.8 million and definite-lived intangible assets of $18.8 million. All goodwill relates to the Transportation reportable segment and is fully deductible for income tax purposes. As of March 31, 2015, the purchase price is considered final except for the settlement of any working capital adjustments and the fair value of accounts receivable, property & equipment, definite-lived intangible assets, taxes and assumed liabilities.
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
The New Breed Transaction was accounted for as a business combination in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying condensed consolidated balance sheet at their estimated fair values as of September 2, 2014, with the remaining unallocated purchase price recorded as goodwill. Goodwill represents the expected synergies and cost rationalization from the merger of operations as well as intangible assets that do not qualify for separate recognition such as an assembled workforce. The following table outlines the consideration transferred and purchase price allocation at the respective estimated fair values as of September 2, 2014 (in millions):

Consideration	$615.9
Cash and cash equivalents	1.8
Accounts receivable	112.1
Prepaid and other current assets	11.8
Income tax receivable	17.9
Restricted cash	8.5
Property and equipment	112.7
Trademarks/trade names	4.5
Contractual customer relationships asset	115.1
Contractual customer relationships liability	(5.6)
Non-contractual customer relationships	15.2
Other long-term assets	7.3
Accounts payable	(17.7)
Accrued expenses	(33.4)
Deferred tax liabilities, non-current	(78.1)
Other long-term liabilities	(9.3)
Goodwill	$353.1
As of March 31, 2015, the purchase price allocation is considered final, except for the fair value of taxes and assumed liabilities. All goodwill relates to the Logistics reportable segment. The goodwill as a result of the acquisition is not deductible for income tax purposes. The working capital adjustments in connection with this acquisition have been finalized, and there was no material change in the purchase price as a result.
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
The ACL acquisition was accounted for as a business combination in accordance with ASC Topic 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying condensed consolidated balance sheet at their estimated fair values as of July 28, 2014 with the remaining unallocated purchase price recorded as goodwill. As a result of the acquisition, the Company recorded goodwill of $24.7 million and definite-lived intangible assets of $12.5 million. All goodwill relates to the Transportation reportable segment. The goodwill as a result of the acquisition is not deductible for income tax purposes. As of March 31, 2015, the purchase price is considered final except for the fair value of taxes and assumed liabilities. The working capital adjustments in connection with this acquisition have been finalized, and there was no material change in the purchase price as a result.
Pacer International
On January 5, 2014, the Company entered into a definitive Agreement and Plan of Merger (the “Pacer Merger Agreement”) with Pacer International, Inc. (“Pacer”), providing for the acquisition of Pacer by the Company (the “Pacer Transaction”). Pacer is an asset-light North American freight transportation and logistics services provider. The closing of the transaction was effective on March 31, 2014 (the “Effective Time”).
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
The Pacer Transaction was accounted for as a business combination in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying condensed consolidated balance sheet at their fair values as of March 31, 2014, with the remaining unallocated purchase price recorded as goodwill. Goodwill represents the expected synergies and cost rationalization from the merger of operations as well as intangible assets that do not qualify for separate recognition such as an assembled workforce. The following table outlines the consideration transferred and purchase price allocation at the respective fair values as of March 31, 2014 (in millions):

Consideration	$331.5
Cash and cash equivalents	22.3
Accounts receivable	119.6
Prepaid and other current assets	9.4
Deferred tax assets, current	1.4
Property and equipment	43.5
Trademarks/trade names	2.8
Non-compete agreements	2.3
Contractual customer relationships	66.3
Non-contractual customer relationships	1.0
Deferred tax assets, long-term	1.4
Other long-term assets	2.4
Accounts payable	(71.6)
Accrued salaries and wages	(3.1)
Accrued expenses, other	(50.6)
Other current liabilities	(2.0)
Other long-term liabilities	(11.6)
Goodwill	$198.0
As of March 31, 2015, the purchase price allocation is considered final. All goodwill relates to the Transportation reportable segment. The carryover of the tax basis in goodwill is deductible for income tax purposes while the step-up in goodwill as a result of the acquisition is not deductible for income tax purposes. Total tax deductible goodwill was $323.2 million on the acquisition date of March 31, 2014. The difference between book and tax goodwill represents the tax basis in goodwill from acquisitions made by Pacer prior to the acquisition by XPO.

Pro Forma Financial Information
The following unaudited pro forma consolidated results of operations for the three-month periods ended March 31, 2015 and 2014 present consolidated information of the Company as if the acquisitions of New Breed and Pacer had occurred as of January 1, 2014 (in millions):

	Pro Forma Three Months Ended March 31, 2015	Pro Forma Three Months Ended March 31, 2014
Revenue	$703.0	$662.1
Operating loss	$(4.8)	$(20.9)
Net loss available to common shareholders	$(15.4)	$(40.8)
Loss per common share
Basic	$(0.20)	$(0.77)
Diluted	$(0.20)	$(0.77)
The unaudited pro forma consolidated results for the three-month periods were prepared using the acquisition method of accounting and are based on the historical financial information of New Breed, Pacer and the Company. The unaudited pro forma consolidated results incorporate historical financial information for all significant acquisitions pursuant to SEC regulations since January 1, 2014. The historical financial information has been adjusted to give effect to pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed these acquisitions on January 1, 2014.
4. Restructuring Charges
On March 31, 2014, the Company initiated a facility rationalization and severance program to close facilities and reduce employment in order to improve efficiency and profitability in conjunction with its acquisition of Pacer. The program includes facility exit activities and employment reduction initiatives.
The amount of restructuring charges incurred during the three-month period ended March 31, 2015 and included in our condensed consolidated statement of operations as sales, general and administrative expense is summarized below (in millions). These charges are not allocated to our reportable segments. No amount of the restructuring liability was included in the purchase price allocation for Pacer as all activities were initiated by XPO to benefit the post-combination period.

	Contract termination	Severance	Total
Reserve balance at December 31, 2014	$3.8	$1.3	$5.1
Charges incurred	0.4	—	0.4
Payments	(0.7)	(0.5)	(1.2)
Reserve balance at March 31, 2015	$3.5	$0.8	$4.3
5. Commitments and Contingencies
Purchase Commitments
As of March 31, 2015, the Company had approximately $9.9 million in future minimum payments required under non-cancellable service agreements for ongoing services, maintenance and support to information technology providers. Remaining future minimum payments related to these agreements amount to approximately $8.4 million, $1.4 million, and $0.1 million for the twelve-month periods ending March 31, 2016, 2017, and 2018, respectively.
During the three-month periods ended March 31, 2015 and 2014, $1.0 million and $0.2 million of expense was recognized related to these agreements, respectively.

Lease Commitments
As of March 31, 2015, the Company had approximately $263.0 million in future minimum payments required under operating leases for various real estate, double-stack railcars, containers, chassis, tractors, data processing equipment, transportation and office equipment leases that have an initial or remaining non-cancellable lease term. Remaining future minimum payments related to these operating leases amount to approximately $94.2 million, $58.7 million, $43.1 million, $31.6 million, and $35.4 million for the twelve-month periods ending March 31, 2016, 2017, 2018, 2019, and 2020 and thereafter, respectively.
Rent expense was approximately $30.3 million and $4.6 million for the three-month periods ended March 31, 2015 and 2014, respectively.
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
In connection with the Company’s acquisition of 3PD Holding, Inc. (“3PD”) in August 2013, a portion of the purchase price payable to the 3PD owners was held back to fund the cost of litigation, including settlements and judgments, for certain lawsuits against 3PD regarding the alleged misclassification of independent contractors, with the remainder to be paid to the former owners following satisfaction of all claims. In the first quarter of 2015, to give the Company greater flexibility in managing these lawsuits, the Company and the former 3PD owners entered into a settlement in which the Company returned a portion of the holdback amount to the former 3PD owners, retained the balance of the holdback and terminated the former 3PD owners' indemnity obligations. In connection with the termination of the holdback arrangement, the Company established a liability for the estimated probable loss with respect to the 3PD lawsuits, as required pursuant to applicable accounting standards. No holdback with respect to the 3PD acquisition remains as of March 31, 2015.
The Company believes that it has adequately accrued for the potential impact of loss contingencies that are probable and reasonably estimable. The Company does not believe that the ultimate resolution of any matters to which the Company is presently party will have a material adverse effect on its results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s financial condition, results of operations or cash flows. Legal costs incurred related to these matters are expensed as incurred.
The Company carries liability and excess umbrella insurance policies that it deems sufficient to cover potential legal claims arising in the normal course of conducting its operations as a transportation company. The liability and excess umbrella insurance policies do not cover the misclassification claims described in this footnote. In the event the Company is required to satisfy a legal claim in excess of the coverage provided by this insurance, the Company’s financial condition, results of operations or cash flows could be negatively impacted.

Intermodal Drayage Classification Claims
Certain of the Company’s intermodal drayage subsidiaries, which were acquired on March 31, 2014, received notices from the California Labor Commissioner, Division of Labor Standards Enforcement (the “DLSE”), that a total of 153 owner operators contracted with these subsidiaries have filed claims with the DLSE in which they assert that they should be classified as employees, as opposed to independent contractors. These claims seek reimbursement for the owner operators’ business expenses, including fuel, tractor maintenance and tractor lease payments. A decision was rendered by a DLSE hearing officer in seven of these claims, awarding a total of $2.2 million to the seven claimants. The Company appealed these awards to California Superior Court, San Diego, where a de novo trial was held on the merits of those claims. On March 6, 2015, the court issued a statement of decision finding that the seven claimants were employees rather than independent contractors, and awarding an aggregate of $2.0 million to the claimants. The court, however, has asked for additional briefing on the measure of damages before it enters its final judgment. The court’s judgment is subject to appeal, but the Company cannot provide assurance that the Company will determine to pursue an appeal or that an appeal will be successful. The remaining DLSE claims have been transferred to California Superior Court in three separate actions involving approximately 200 claimants, including the 153 claimants mentioned above. These matters are in the initial procedural stages.
The subsidiary also is a party to a putative class action litigation brought by Edwin Molina in the U.S. District Court, Southern District of California. Mr. Molina asserts that he should be classified as an employee, as opposed to an independent contractor, and seeks damages for alleged violation of various California wage and hour laws. Mr. Molina seeks to have the litigation certified as a class action involving all owner-operators contracted with this subsidiary at any time from August 2009 to the present, which could involve as many as 600 claimants. Certain of these potential claimants also may have claims under the actions pending in California Superior Court as described above. This matter is in the initial stages of discovery and the court has not yet determined whether to certify the matter as a class action. The Company has reached a tentative agreement to settle this litigation with the claimant, subject to court approval and acceptance by a minimum percentage of members of the purported class. There can be no assurance that the settlement agreement will be finalized and executed, that the court will approve any such settlement agreement or that it will be accepted by the requisite members of the purported class.
In connection with the completion of its Pacer acquisition accounting process, the Company adjusted the fair value of acquired liabilities in the fourth quarter of 2014 and, in light of the developments described above, increased these liabilities in the first quarter of 2015 for the estimated probable loss with respect to certain of the cases described above, as required pursuant to applicable accounting standards.
6. Debt
Senior Notes due 2019
On August 25, 2014, the Company completed a private placement of $500.0 million aggregate principal amount of 7.875% Senior Notes due 2019. On February 13, 2015, the Company completed an additional private placement of $400 million aggregate principal amount of Senior Notes due 2019 for a total issuance of $900.0 million. The additional Senior Notes due 2019 have terms identical to those of the Senior Notes due 2019 and were issued at a premium of 104%, resulting in a $16.0 million premium. Total unamortized debt issuance costs related to the Senior Notes due 2019 classified in other long-term assets at March 31, 2015 are $14.9 million.
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
As of March 31, 2015, the Company and certain of its wholly-owned subsidiaries, as borrowers, were parties to a $415 million multicurrency secured Amended and Restated Revolving Loan Credit Agreement (the “Amended Credit Agreement”) with the lender parties thereto and Morgan Stanley Senior Funding, Inc., as administrative agent for such lenders, with a commitment termination date of October 17, 2018. The principal amount of the commitments under the Amended Credit Agreement may be increased by an aggregate amount of up to $100 million, subject to certain terms and conditions specified in the Amended Credit Agreement. At March 31, 2015, the Company had outstanding letters of credit of $16.5 million. Total unamortized debt issuance costs related to the Amended Credit Agreement classified in other long-term assets at March 31, 2015 are $3.0 million.
The proceeds of the Amended Credit Agreement may be used by the Company and its subsidiaries for ongoing working capital needs, other general corporate purposes, including strategic acquisitions, and fees and expenses in connection with future transactions. At March 31, 2015, the Company had no amount drawn under the Amended Credit Agreement. Borrowings under the Amended Credit Agreement bear interest at a per annum rate equal to, at the Company’s option, the one, two, three or six month (or such other period less than one month or greater than six months as the lenders may agree) LIBOR rate plus a margin of 1.75% to 2.25%, or a base rate plus a margin of 0.75% to 1.25%. The Company is required to pay an undrawn commitment fee equal to 0.25% or 0.375% of the quarterly average undrawn portion of the commitments under the Amended Credit Agreement, as well as customary letter of credit fees. The margin added to LIBOR, or base rate, will depend on the quarterly average availability of the commitments under the Amended Credit Agreement.
All obligations under the Amended Credit Agreement are secured by substantially all of the Company’s assets and unconditionally guaranteed by certain of its subsidiaries, provided that no foreign subsidiary guarantees, and no assets of any foreign subsidiary secures, any obligations of any of the Company’s domestic borrower subsidiaries. Within the meaning of Regulation S-X, Rule 3-10, XPO Logistics, Inc. has no independent assets or operations, the guarantees of its subsidiaries are full and unconditional and joint and several, and any subsidiaries other than the guarantor subsidiaries are minor. The Amended Credit Agreement contains representations, warranties and covenants that are customary for agreements of this type. Among other things, the covenants in the Amended Credit Agreement limit the Company’s ability to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make certain investments and restricted payments; and enter into certain transactions with affiliates. In certain circumstances, the Amended Credit Agreement also requires the Company to maintain minimum Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) or, at the Company’s election, maintain a Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) of not less than 1.00 to 1.00. If an event of default under the Amended Credit Agreement shall occur and be continuing, the commitments thereunder may be terminated and the principal amount outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable. Certain subsidiaries acquired by the Company in the future may be excluded from the restrictions contained in certain of the foregoing covenants.

Convertible Senior Notes
At March 31, 2015, the Company had outstanding $72.1 million aggregate principal amount of Convertible Notes. Total unamortized debt issuance costs classified in other long-term assets at March 31, 2015 are $1.7 million. Interest is payable on the Convertible Notes on April 1 and October 1 of each year.
During the three months ended March 31, 2015, the Company issued an aggregate of 2,111,010 shares of the Company’s common stock to certain holders of the Convertible Notes in connection with the conversion of $34.7 million aggregate principal amount of the Convertible Notes. The conversions were allocated to long-term debt and equity in the amounts of $29.3 million and $35.6 million, respectively. A loss on conversion of $6.5 million was recorded as part of the transactions. Certain of these transactions represented induced conversions pursuant to which the Company paid the holder a market-based premium in cash. The negotiated market-based premiums, in addition to the difference between the current fair value and the book value of the Convertible Notes, were reflected in interest expense. The number of shares of common stock issued in the foregoing transactions equals the number of shares of common stock presently issuable to holders of the Convertible Notes upon conversion under the original terms of the Convertible Notes.
Under certain circumstances at the election of the holder, the Convertible Notes may be converted until the close of business on the business day immediately preceding April 1, 2017, into cash, shares of the Company’s common stock, or a combination of cash and shares of common stock, at the Company’s election, at the initial conversion rate of approximately 60.8467 shares of common stock per $1,000 in principal amount, which is equivalent to an initial conversion price of approximately $16.43 per share. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such corporate event in certain circumstances. On or after April 1, 2017, until the close of business on the business day immediately preceding the maturity date of October 1, 2017, holders may convert their Convertible Notes at any time.
The Convertible Notes may be redeemed by the Company on or after October 1, 2015 if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The Convertible Notes are currently redeemable under this provision. The Company may redeem the Convertible Notes in whole, but not in part, at a redemption price in cash equal to 100% of the principal amount to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, plus a make-whole premium payment. The “make whole premium” payment or delivery will be made, as the case may be, in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, equal to the present values of the remaining scheduled payments of interest on the Convertible Notes to be redeemed through October 1, 2017 (excluding interest accrued to, but excluding, the redemption date), computed using a discount rate equal to 4.50%. The make-whole premium is paid to holders whether or not they convert the Convertible Notes following the Company’s issuance of a redemption notice.
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

The following table outlines the Company’s debt obligations as of March 31, 2015 and December 31, 2014 (in millions):

	Interest rates	Term (months)	As of March 31, 2015	As of December 31, 2014
Revolving credit facility	4.38%	60	$—	$—
Senior notes due 2019	7.88%	60	900.0	500.0
Convertible senior notes	4.50%	60	72.1	106.8
Notes payable	N/A	N/A	1.8	1.8
Capital leases for equipment	14.22%	59	0.4	0.2
Total debt			974.3	608.8
Plus: unamortized premium on senior notes due 2019			15.5	—
Less: unamortized discount on convertible senior notes			(8.7)	(14.9)
Less: current maturities of long-term debt			(1.8)	(1.8)
Total long-term debt, net of current maturities			$979.3	$592.1
7. Property and Equipment
The following table sets forth the Company’s property and equipment as of March 31, 2015 and December 31, 2014 (in millions):

	As of March 31, 2015	As of December 31, 2014
Property and Equipment, at cost
Buildings and leasehold improvements	$34.5	$33.2
Vehicles	4.4	4.4
Rail cars, containers and chassis	13.0	13.0
Machinery and equipment	44.0	44.4
Office and warehouse equipment	35.4	32.9
Computer software and equipment	150.9	141.3
	282.2	269.2
Less: Accumulated depreciation	(63.0)	(47.3)
Total Property and Equipment, net	$219.2	$221.9
The net book value of capitalized internally-developed software totaled $71.0 million and $70.1 million as of March 31, 2015 and December 31, 2014, respectively. Depreciation of property and equipment was $15.8 million and $4.0 million for the three-month periods ended March 31, 2015 and 2014, respectively.
8. Intangible Assets
The following table sets forth the Company’s identifiable intangible assets as of March 31, 2015 and December 31, 2014 (in millions):

	As of March 31, 2015	As of December 31, 2014
Definite-lived intangibles:
Customer lists and relationships	395.2	376.6
Carrier relationships	12.1	12.1
Trade name	15.4	15.4
Non-compete agreements	10.7	9.8
Other intangible assets	2.2	2.2
	435.6	416.1
Less: Accumulated amortization	(92.6)	(74.6)
Total Identifiable Intangible Assets, net	$343.0	$341.5

Estimated amortization expense for the definite-lived intangible assets for the years ending December 31, 2015, 2016, 2017, 2018 and 2019 is as follows (in millions):

	2015	2016	2017	2018	2019
Estimated amortization expense	$64.4	$49.7	$39.1	$36.6	$35.0
Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.
Intangible asset amortization expense recorded in sales, general and administrative expense was $18.0 million and $7.3 million for the three-month periods ended March 31, 2015 and 2014, respectively.
9. Goodwill
The following table is a roll-forward of goodwill from December 31, 2014 to March 31, 2015. The current period additions are the result of the goodwill recognized as excess purchase price in the acquisition of UX, additional estimated litigation liabilities, and other adjustments related to prior year acquisitions for which the measurement period remained open (in millions). For additional information on the litigation liabilities refer to Note 5—Commitments and Contingencies.

	Transportation	Logistics	Total
Goodwill at December 31, 2014	$577.0	$352.3	$929.3
Acquisitions	28.8	—	28.8
Litigation liability adjustments, net of tax	10.5	—	10.5
Other adjustments	(1.6)	0.8	(0.8)
Goodwill at March 31, 2015	$614.7	$353.1	$967.8
10. Stock-Based Compensation
During the three-month periods ended March 31, 2015 and 2014, the Company recognized the following stock-based compensation expense in sales, general and administrative expense:

	2015	2014
Stock-based compensation expense	$2.3	$2.2
The Company did not realize any excess tax benefit for tax deductions from the stock-based compensation plan in the three-month periods ended March 31, 2015 and 2014.
Stock Options
A summary of stock option award activity for the three-month period ended March 31, 2015 is presented below:

	Stock Options
		Weighted Average Exercise Price		Weighted Average Grant Date Fair Value	Weighted Average Remaining Term
	Stock		Exercise
	Options		Price Range
Outstanding at December 31, 2014	1,344,795	$11.70	$2.68 - $27.87	$6.04	6.84
Granted	—	—	0	—
Exercised	(10,350)	10.24	$5.40 - $17.81	27.68
Forfeited	(20,300)	13.99	$12.10 - $17.81	5.93
Outstanding at March 31, 2015	1,314,145	$11.68	$2.68 - $27.87	$6.07	6.60
Options exercisable at March 31, 2015	871,520	$10.92	$2.68 - $27.69	$5.85	6.36
The stock-based compensation expense for stock options was $0.5 million and $0.4 million for the three-month periods ended March 31, 2015 and 2014, respectively. As of March 31, 2015, the Company had 871,520 options vested and exercisable and $2.1 million of unrecognized compensation cost related to stock options. The intrinsic value of options vested and exercisable at March 31, 2015 was $30.1 million. The remaining estimated compensation expense related to the existing stock options for the periods ended December 31, 2015, 2016, 2017, 2018 and 2019 is as follows:

	2015	2016	2017	2018	2019
Remaining estimated compensation expense related to existing stock options	$0.9	$0.8	$0.2	$0.1	$0.1
The total intrinsic value of options exercised during the three-month periods ended March 31, 2015 and 2014 was $0.3 million and $1.0 million, respectively.
Restricted Stock Units and Performance-based Restricted Stock Units
A summary of RSU and PRSU award activity for the three-month period ended March 31, 2015 is presented below:

	Restricted Stock Units		Performance-based Restricted Stock Units
		Weighted Average Grant Date Fair Value	Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value
	Restricted
	Stock Units
Outstanding at December 31, 2014	692,823	$15.23	1,563,951	$20.86
Granted	25,542	40.63	267,400	29.58
Vested	(31,137)	26.65	(79)	27.61
Forfeited	(24,093)	29.41	(1,621)	28.02
Outstanding at March 31, 2015	663,135	$15.19	1,829,651	$22.14
The stock-based compensation expense for outstanding RSUs was $1.2 million and $1.8 million for the three-month periods ended March 31, 2015 and 2014, respectively. The total fair value of RSUs vested during the three-month periods ended March 31, 2015 and 2014 was $1.3 million and $0.8 million, respectively. Of the 663,135 outstanding RSUs, 422,421 vest subject to service conditions and 240,714 vest subject to service and market conditions.
The stock-based compensation expense for outstanding PRSUs was $0.6 million for the three-month period ended March 31, 2015. No PRSUs vested during and no stock-based compensation expense was recognized for outstanding PRSUs for the three-month period ended March 31, 2014. Of the 1,829,651 outstanding PRSUs, 1,721,070 vest subject to service and a combination of market and performance conditions and 108,581 vest subject to service and performance conditions.
As of March 31, 2015, the Company had approximately $8.1 million of unrecognized compensation cost related to non-vested RSU and PRSU compensation that is anticipated to be recognized over a weighted-average period of approximately 1.63 years. Remaining estimated compensation expense related to outstanding RSUs and PRSUs for the years ending December 31, 2015, 2016, 2017, 2018 and 2019 is as follows:

	2015	2016	2017	2018	2019
Remaining estimated compensation expense related to outstanding RSUs and PRSUs deemed probable	$3.9	$3.4	$0.5	$0.2	$0.1
The remaining estimated compensation expense excludes the impact of PRSUs not deemed probable as of March 31, 2015. The unrecognized compensation cost related to PRSUs not deemed probable as of March 31, 2015 is $34.9 million.
11. Income Taxes
The Company has determined its interim tax provision projecting an estimated annual effective tax rate. For the three months ended March 31, 2015, the Company recorded an income tax benefit of $13.6 million, yielding an effective tax rate of 48.1%. The effective tax rate differs from the U.S. statutory rate of 35% in the period ended March 31, 2015 primarily due to the non-taxable nature of the 3PD holdback liability release, a change in estimate of realization on prior tax positions and the change in the mix of income among the jurisdictions in which the Company does business.
For the three months ended March 31, 2014, the Company recorded an income tax benefit of $3.3 million, yielding an effective tax rate of 10.5%. The effective tax rate differs from the expected effective tax rate of 35% due primarily to the establishment of a partial valuation allowance on our federal and state deferred tax assets, non-deductible loss on convertible debt, other non-deductible amounts and the change in the mix of income among the jurisdictions in which the Company does business.
The Company had valuation allowances of $8.4 million and $7.1 million as of March 31, 2015 and December 31, 2014, respectively, on the deferred tax assets generated for state and foreign net operating losses where it is not more likely than not that the deferred tax assets will be utilized. In evaluating the Company’s ability to realize its deferred income tax assets, the Company considers all available positive and negative evidence, including operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction by jurisdiction basis.
In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of March 31, 2015, the Company has not made a provision for U.S. or additional foreign withholding taxes for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration, if any exists. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.
12. Earnings per Share
Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are computed by dividing net income available to common stockholders by the combined weighted average number of shares of common stock outstanding and the potential dilution of stock options, warrants, RSUs, PRSUs, Convertible Notes and the Company’s Series A Convertible Perpetual Preferred Stock, par value $0.001 per share, outstanding during the period, if dilutive. The weighted average of potentially dilutive securities excluded from the computation of diluted earnings per share for the three-months ended March 31, 2015 and 2014 is shown per the table below.

	For the Three Months Ended March 31,
	2015	2014
Basic weighted average common stock outstanding	78,825,639	41,312,894
Potentially Dilutive Securities:
Shares underlying the conversion of preferred stock to common stock	10,476,430	10,503,286
Shares underlying the conversion of the convertible senior notes	5,171,353	7,741,643
Shares underlying warrants to purchase common stock	8,776,365	8,004,967
Shares underlying stock options to purchase common stock	633,392	529,385
Shares underlying restricted stock units and performance-based restricted stock units	1,025,632	565,825
	26,083,172	27,345,106
Diluted weighted average shares outstanding	104,908,811	68,658,000
The impact of this dilution was not reflected in the earnings per share calculations in the condensed consolidated statements of operations because the impact was anti-dilutive. The treasury method was used to determine the shares underlying warrants, stock options, RSUs and PRSUs for potential dilution with an average market price of $41.90 per share and $28.85 per share for the three-month periods ended March 31, 2015 and 2014, respectively.
13. Segment Reporting
The Company determines its operating segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it has two operating segments and two reportable segments. The Company’s operating and reportable segments are Transportation and Logistics. There are no differences in the Company's operating and reportable segments from the Company's last annual report. See Note 1—Organization of the condensed consolidated financial statements for further information.
These reportable segments are strategic business units through which the Company offers different services. The Company evaluates the performance of the segments primarily based on their respective net operating margin and also evaluates revenues, net revenue margin and operating income. Accordingly, interest expense and other non-operating items are not reported in segment results. In addition, the Company has disclosed a corporate segment, which is not an operating segment and includes the costs of the Company’s executive and shared service teams, professional services such as legal and consulting, board of directors, and certain other corporate costs associated with operating as a public company. The Company allocates charges to the reportable segments for information technology (“IT”) services, depreciation of IT fixed assets as well as centralized recruiting and training resources. Intercompany transactions have been eliminated in the condensed consolidated balance sheets and results of operations. Intra-segment transactions have been eliminated in the reportable segment results of operations whereas inter-segment transactions represent a reconciling item to consolidated results as shown below.
The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on various financial measures of the respective business segments. The chief operating decision maker does not review assets by segment for purposes of allocating resources and therefore assets by segment are not disclosed. The following schedule identifies select financial data for each of the Company’s reportable segments for the three-month periods ended March 31, 2015 and 2014, respectively (in millions):

	Transportation	Logistics	Corporate	Eliminations	Total
Three Months Ended March 31, 2015
Revenue	$562.2	$140.8	$—	$—	$703.0
Operating income (loss)	3.6	6.4	(14.8)	—	(4.8)
Depreciation and amortization	19.7	13.7	0.4	—	33.8
Interest expense	0.1	—	23.0	—	23.1
Tax provision (benefit)	—	—	(13.6)	—	(13.6)
Goodwill	614.7	353.1	—	—	967.8
Three Months Ended March 31, 2014
Revenue	$282.4	$—	$—	$—	$282.4
Operating income (loss)	0.1	—	(21.5)	—	(21.4)
Depreciation and amortization	10.7	—	0.6	—	11.3
Interest expense	—	—	10.1	—	10.1
Tax provision (benefit)	0.6	—	(3.9)	—	(3.3)
Goodwill	539.2	—	—	—	539.2
14. Subsequent Events
Pending Acquisition of Norbert Dentressangle SA
On April 28, 2015, XPO entered into (1) a Share Purchase Agreement (the “Share Purchase Agreement”) relating to Norbert Dentressangle SA, a French société anonyme (“ND”), among Dentressangle Initiatives, a French société par actions simplifiée, Mr. Norbert Dentressangle, Mrs. Evelyne Dentressangle, Mr. Pierre-Henri Dentressangle, Ms. Marine Dentressangle and XPO and (2) a Tender Offer Agreement (the “Tender Offer Agreement” and, together with the Share Purchase Agreement, the “ND Transaction Agreements”) between XPO and ND. The ND Transaction Agreements provide for the acquisition of a majority stake in ND by XPO, followed by an all-cash simplified tender offer by XPO to acquire the remaining outstanding shares.
Pursuant to the terms and subject to the conditions of the Share Purchase Agreement, Dentressangle Initiatives, Mrs. Evelyne Dentressangle, Mr. Pierre-Henri Dentressangle and Ms. Marine Dentressangle (collectively, the “Sellers”) will sell to XPO, and XPO will purchase from the Sellers (the “Share Purchase”), all of the ordinary shares of ND owned by the Sellers, representing a total of approximately 67% of the share capital of ND and all of the outstanding share subscription warrants granted by ND to employees, directors or other officers of ND and its affiliates. Pursuant to the terms and subject to the conditions of the Tender Offer Agreement, as soon as reasonably practicable following completion of the Share Purchase and in any event no later than five business days thereafter, XPO will file with the French Autorité des Marchés Financiers (the “AMF”) a mandatory simplified cash offer (the “Tender Offer”) to purchase all of the outstanding ordinary shares of ND (other than the shares already owned by XPO).
In the Tender Offer Agreement, ND has agreed, among other things, (1) to conduct its business in the ordinary course consistent with past practice during the period between the execution of the Tender Offer Agreement and the closing of the Tender Offer and (2) not to solicit alternative acquisition proposals. In the Share Purchase Agreement, Mr. Norbert Dentressangle and the other Sellers have agreed, for three years after the closing date, subject to certain exceptions, not to (A) own, manage, operate, finance, control, advise, render services to, guarantee the obligations of, or be employed by, any person or entity engaged in the logistics, transport or freight forwarding business in any countries in which ND has operations or has operated within 24 months prior to signing, subject to certain limited exceptions (a “Competing Business”), (B) enter into any cooperation, joint venture or partnership with a Competing Business or (C) hold or acquire shares in any entity carrying on a

Competing Business to the extent that the shares held or acquired represent more than 5% of such entity’s share capital (other than by way of investment in any investment fund or the like). The Tender Offer Agreement and the Share Purchase Agreement also contain certain other covenants, representations and warranties.
XPO’s and the Sellers’ obligations to complete the Share Purchase are subject to the approval of the Share Purchase under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the applicable antitrust laws of Germany. XPO’s obligations to complete the Share Purchase and the Tender Offer are not subject to any condition related to the availability of financing or to the approval of XPO’s stockholders. Either Party may terminate the Share Purchase Agreement if the closing of the Share Purchase has not been completed on or before October 31, 2015, and XPO and ND may terminate the Tender Offer Agreement if the Share Purchase fails to occur.
On April 28, 2015, XPO entered into a senior unsecured bridge credit facility (the “Bridge Credit Facility”) with certain subsidiaries of XPO from time to time party thereto, Morgan Stanley Senior Funding, Inc., as Agent (“MSSF”), and the Lenders from time to time party thereto. The Bridge Credit Facility provides XPO with the ability to borrow up to €2.40 billion on an unsecured basis.
The Bridge Credit Facility provides for a €2.40 billion term facility that may be borrowed in multiple draws beginning on the closing of the Share Purchase (the “Acquisition Closing Date”) and thereafter during the commitment period of the Bridge Credit Facility. Each borrowing is subject to borrowing conditions customary for facilities of this nature. The Bridge Credit Facility provides that, subject to certain exceptions, net cash proceeds received by XPO from debt and equity issuances shall, until the date that is one year after the Acquisition Closing Date, result in mandatory prepayments or commitment reductions under the Bridge Credit Facility. The proceeds of borrowings under the Bridge Credit Facility may be used to finance the Purchase, the Tender Offer and/or other purchases of shares of ND, to refinance existing indebtedness of ND, and to pay related fees and expenses.
The Bridge Credit Facility contains representations and warranties, affirmative and negative covenants and events of default customary for facilities of this nature.
XPO’s borrowings under the Bridge Credit Facility will bear interest at a rate equal to EURIBOR plus an applicable margin. Under the Bridge Credit Facility, the applicable margin equals (i) 4.25% from the Acquisition Closing Date through the 89th day following the Acquisition Closing Date, 4.75% from the 90th day following the Acquisition Closing Date until the 179th day, 5.25% from the 180th day following the Acquisition Closing Date until the 269th day, and 5.75% thereafter. On the date 364 days after the Acquisition Closing Date, any outstanding bridge loans will be converted into senior unsecured term loans or senior exchange notes bearing interest at 7.00% and maturing five years after the Acquisition Closing Date.
Also, on April 28, 2015, in connection with the Share Purchase Agreement, XPO entered into a commitment and syndication letter (the “Commitment Letter”) with MSSF. The Commitment Letter provides that, subject to the conditions set forth therein, MSSF will commit to (i) vote for certain amendments to the Amended and Restated Revolving Loan Credit Agreement dated as of April 1, 2014 by and between XPO, certain of its subsidiaries party thereto, the Commitment Party, as administrative agent, and the other agents and parties thereto or (ii) if such amendments do not become effective prior to the Acquisition Closing Date, provide a $415 million backstop to a new senior secured asset based revolving credit facility (the “Backstop Revolving Credit Facility”). The closing of the Backstop Revolving Credit Facility is subject to certain conditions, including (i) the accuracy of certain representations and warranties, (ii) the execution of satisfactory definitive documentation and (iii) other customary closing conditions.
Pending Acquisition of Bridge Terminal Transport, Inc.
On May 4, 2015, XPO entered into a definitive agreement to acquire Bridge Terminal Transport, Inc. (“BTT”), a leading asset-light drayage provider in the United States. The transaction is subject to customary closing conditions, including antitrust clearance, and is expected to close in the second quarter of 2015. The purchase price is $100 million, excluding any working capital adjustments, with no assumption of debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and other written reports and oral statements we make from time to time contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. In some cases, forward-looking statements can be identified by the use of forward-looking terms such as “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” or the negative of these terms or other comparable terms. However, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to a material difference include those discussed elsewhere in this Quarterly Report, the risks discussed in our other filings with the SEC and the following: economic conditions generally; competition; our ability to find suitable acquisition candidates and execute our acquisition strategy; the expected impact of acquisitions, including the expected impact on our results of operations; our ability to raise debt and equity capital; our ability to attract and retain key employees to execute our growth strategy; litigation, including litigation related to alleged misclassification of independent contractors; our ability to develop and implement a suitable information technology system; our ability to maintain positive relationships with our network of third-party transportation providers; our ability to retain our and acquired businesses’ largest customers; our ability to successfully integrate acquired businesses and realize anticipated synergies and cost savings; rail and other network changes; weather and other service disruptions; and governmental regulation. All forward-looking statements set forth in this Quarterly Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. Forward-looking statements set forth in this Quarterly Report speak only as of the date hereof and we do not undertake any obligation to update forward-looking statements to reflect subsequent events or circumstances, changes in expectations or the occurrence of unanticipated events, except to the extent required by law.
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
Executive Summary
XPO Logistics, Inc. is one of the largest asset-light providers of transportation services and a leading provider of highly engineered, technology-enabled contract logistics in North America. We provide transportation logistics services to shippers and carriers that outsource their freight needs to us as an asset-light, third-party logistics provider.
As of March 31, 2015, we operated at 202 locations: 184 Company-owned branches and 18 agent-owned offices.
We offer our services through two segments. Our Transportation segment includes freight brokerage services in which we place shippers’ freight with qualified carriers, primarily trucking companies and rail carriers, expedited transportation services in which we facilitate urgent shipments via independent over-the-road contractors and air charter carriers, and freight forwarding services in which we arrange domestic and international shipments using ground, air and ocean transport through a network of agent-owned and Company-owned locations. Our Logistics segment provides contract logistics services, including value-added warehousing and distribution, reverse logistics, transportation management, freight bill audit and payment, lean manufacturing support, aftermarket support and supply chain optimization for our clients. For additional information refer to Note 13—Segment Reporting of the condensed consolidated financial statements included within.
In September 2011, following the equity investment in the Company led by Jacobs Private Equity, LLC, we began to implement a strategy to leverage our strengths—including management expertise, operational scale and capital resources—with the goals of significant growth and value creation.
By executing our strategy, we have built leading positions in some of the fastest-growing sectors of transportation logistics. In North America, we are the third largest provider of freight brokerage services, which, driven by an outsourcing trend, is growing at two to three times the rate of Gross Domestic Product (“GDP”). Our acquisitions of 3PD Holding, Inc. ("3PD") and Optima Service Solutions, LLC ("Optima") in 2013, Atlantic Central Logistics ("ACL") in 2014, and UX

Specialized Logistics, LLC ("UX") in 2015 made us the largest provider of heavy goods last-mile delivery logistics in North America, a $13 billion sector which, driven by outsourcing by big-box retailers and e-commerce, is growing at five to six times the rate of GDP. In part due to our acquisition of National Logistics Management, Inc. ("NLM") in December of 2013, we now manage more expedited shipments than any other company in North America and have established a foothold in managed transportation. Expediting is growing due to a trend toward just-in-time inventories in manufacturing. Following the acquisition of Pacer International, Inc. ("Pacer") in March of 2014, we are the third largest provider of intermodal services in North America and a leading provider of cross-border Mexico intermodal services, a sector that, driven by the efficiencies of long-haul rail and the growth of near-shoring of manufacturing in Mexico, is growing at three to five times the rate of GDP. Due to the acquisition of New Breed in September 2014, we became a leading provider of highly engineered, technology-enabled contract logistics services for large manufacturers and service companies. We believe our broad service offering gives us a competitive advantage as many customers, particularly large shippers, focus their relationships on fewer, larger third-party logistics providers with deep capacity across a wide range of services.
Our strategy has three main components:

•
Acquisitions. We take a disciplined approach to acquisitions: we look for companies that are highly scalable and are a good strategic fit with our core competencies. When we acquire a company, we seek to integrate it with our operations by moving the acquired operations onto our technology platform that connects our broader organization. We gain more carriers, customers, lane histories and pricing histories with each acquisition, and some acquisitions add complementary services. We use these resources company-wide to buy transportation more efficiently and to cross-sell a more complete supply chain solution to customers. In 2012, we completed the acquisition of four non-asset, third-party logistics companies. We acquired six companies in 2013, including 3PD, the largest non-asset, third-party provider of last mile logistics for heavy goods in North America, and NLM, the largest provider of web-based expedited transportation management in North America. In 2014, we acquired Pacer, the third largest provider of intermodal transportation services in North America, last mile logistics company ACL, and contract logistics company New Breed. On February 9, 2015, we acquired last mile logistics and same day delivery company UX. On April 28, 2015, we agreed to acquire Norbert Dentressangle SA ("ND"), a leading provider of contract logistics, including e-commerce fulfillment; freight brokerage and transportation; and global forwarding services. On May 4, 2015, we entered into a definitive agreement to acquire Bridge Terminal Transport, Inc. (“BTT”), one of the largest asset-light drayage providers in the United States. For additional information regarding our pending acquisitions of ND and BTT, refer to Note 14—Subsequent Events. We have an active pipeline of key targets, and we plan to continue acquiring quality companies that fit our strategy for growth.

•
Cold-starts. We believe that cold-starts can generate high returns on invested capital because of the relatively low amount of start-up capital—generally one million dollars or less for a brokerage cold-start—and the large component of variable-based incentive compensation. We are currently ramping up 25 cold-starts in our Transportation segment: 12 in truck brokerage, 12 in freight forwarding and one in expedited transportation. Given this model, cold-starts of any size can generate high returns on invested capital. We plan to continue to open cold-start locations where we see the potential for strong returns.

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

Pending Acquisition of Norbert Dentressangle SA
On April 28, 2015, XPO entered into (1) a Share Purchase Agreement (the “Share Purchase Agreement”) relating to Norbert Dentressangle SA, a French société anonyme, among Dentressangle Initiatives, a French société par actions simplifiée, Mr. Norbert Dentressangle, Mrs. Evelyne Dentressangle, Mr. Pierre-Henri Dentressangle, Ms. Marine Dentressangle and XPO and (2) a Tender Offer Agreement (the “Tender Offer Agreement” and, together with the Share Purchase Agreement, the “ND Transaction Agreements”) between XPO and ND. The ND Transaction Agreements provide for the acquisition of a majority stake in ND by XPO, followed by an all-cash simplified tender offer by XPO to acquire the remaining outstanding shares.
Pursuant to the terms and subject to the conditions of the Share Purchase Agreement, Dentressangle Initiatives, Mrs. Evelyne Dentressangle, Mr. Pierre-Henri Dentressangle and Ms. Marine Dentressangle (collectively, the “Sellers”) will sell to XPO, and XPO will purchase from the Sellers (the “Share Purchase”), all of the ordinary shares of ND owned by the Sellers, representing a total of approximately 67% of the share capital of ND and all of the outstanding share subscription warrants granted by ND to employees, directors or other officers of ND and its affiliates. Pursuant to the terms and subject to the conditions of the Tender Offer Agreement, as soon as reasonably practicable following completion of the Share Purchase and in any event no later than five business days thereafter, XPO will file with the French Autorité des Marchés Financiers (the “AMF”) a mandatory simplified cash offer (the “Tender Offer”) to purchase all of the outstanding ordinary shares of ND (other than the shares already owned by XPO).
On April 28, 2015, XPO entered into a senior unsecured bridge credit facility (the “Bridge Credit Facility”) with certain subsidiaries of XPO from time to time party thereto, Morgan Stanley Senior Funding, Inc., as Agent (“MSSF”), and the Lenders from time to time party thereto. The Bridge Credit Facility provides XPO with the ability to borrow up to €2.40 billion on an unsecured basis.
The Bridge Credit Facility provides for a €2.40 billion term facility that may be borrowed in multiple draws beginning on the closing of the Share Purchase (the “Acquisition Closing Date”) and thereafter during the commitment period of the Bridge Credit Facility. Each borrowing is subject to borrowing conditions customary for facilities of this nature. The Bridge Credit Facility provides that, subject to certain exceptions, net cash proceeds received by XPO from debt and equity issuances shall, until the date that is one year after the Acquisition Closing Date, result in mandatory prepayments or commitment reductions under the Bridge Credit Facility. The proceeds of borrowings under the Bridge Credit Facility may be used to finance the purchase, the Tender Offer and/or other purchases of shares of ND, to refinance existing indebtedness of ND, and to pay related fees and expenses.
The Bridge Credit Facility contains representations and warranties, affirmative and negative covenants and events of default customary for facilities of this nature.
XPO’s borrowings under the Bridge Credit Facility will bear interest at a rate equal to EURIBOR plus an applicable margin. Under the Bridge Credit Facility, the applicable margin equals (i) 4.25% from the Acquisition Closing Date through the 89th day following the Acquisition Closing Date, 4.75% from the 90th day following the Acquisition Closing Date until the 179th day, 5.25% from the 180th day following the Acquisition Closing Date until the 269th day, and 5.75% thereafter. On the date 364 days after the Acquisition Closing Date, any outstanding bridge loans will be converted into senior unsecured term loans or senior exchange notes bearing interest at 7.00% and maturing five years after the Acquisition Closing Date.
Also, on April 28, 2015, in connection with the Share Purchase Agreement, XPO entered into a commitment and syndication letter (the “Commitment Letter”) with MSSF. The Commitment Letter provides that, subject to the conditions set forth therein, MSSF will commit to (i) vote for certain amendments to the Amended and Restated Revolving Loan Credit Agreement dated as of April 1, 2014 by and between XPO, certain of its subsidiaries party thereto, the Commitment Party, as administrative agent, and the other agents and parties thereto or (ii) if such amendments do not become effective prior to the Acquisition Closing Date, provide a $415 million backstop to a new senior secured asset based revolving credit facility (the “Backstop Revolving Credit Facility”). The closing of the Backstop Revolving Credit Facility is subject to certain conditions, including (i) the accuracy of certain representations and warranties, (ii) the execution of satisfactory definitive documentation and (iii) other customary closing conditions. For additional information refer to Note 14—Subsequent Events.
Pending Acquisition of Bridge Terminal Transport, Inc.
On May 4, 2015, XPO entered into a definitive agreement to acquire Bridge Terminal Transport, Inc. (“BTT”), a leading asset-light drayage provider in the United States. The transaction is subject to customary closing conditions, including antitrust clearance, and is expected to close in the second quarter of 2015. The purchase price is $100 million, excluding any working capital adjustments, with no assumption of debt.
Issuance of Additional Senior Notes due 2019
On February 13, 2015, we completed an additional private placement of $400 million aggregate principal amount of 7.875% senior notes due September 1, 2019 (the “Additional Senior Notes”). The Additional Senior Notes were offered to qualified institutional buyers in reliance on Rule 144A under the Securities Act. The sale of the Additional Senior Notes was not registered under the Securities Act. Unless so registered, the Additional Senior Notes may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. The terms of the Additional Senior Notes are identical to the original Senior Notes due 2019. For additional information refer to Note 6—Debt.
Acquisition of UX Specialized Logistics
On February 9, 2015, we entered into an Asset Purchase Agreement to acquire substantially all of the assets of UX Specialized Logistics, LLC, a North American provider of last mile logistics and same day delivery services for major retail chains and e-commerce companies. The fair value of the total consideration paid under the UX Asset Purchase Agreement was

$58.9 million and consisted of $58.1 million of cash paid at the time of closing, including an estimate of the working capital adjustment, and $0.8 million of equity. For additional information refer to Note 3—Acquisitions.
Convertible Debt Conversions
During the first quarter of 2015, we entered into transactions pursuant to which we issued an aggregate of 2,111,010 shares of our common stock to certain holders of the 4.50% Convertible Senior Notes due October 1, 2017 (the “Convertible Notes”) in connection with the conversion of $34.7 million aggregate principal amount of the Convertible Notes. Certain of these transactions included induced conversions pursuant to which we paid the holder a market-based premium in cash. The negotiated market-based premiums, in addition to the difference between the current fair value and the book value of the Convertible Notes, are reflected in interest expense. The number of shares of common stock issued in the foregoing transactions equals the number of shares of common stock presently issuable to holders of the Convertible Notes upon conversion under the original terms of the Convertible Notes.
Other Reporting Disclosures
The following section describes some of our revenue and expense categories and is provided to facilitate investors’ understanding of the discussion of our financial results below.
Revenue
Revenue is generated through the rates and other fees we charge our customers for our portfolio of freight transportation services as well as through contracts for services provided to certain customers and is impacted by changes in volume, product mix, length of haul, route changes and contracted services provided. The freight transportation and logistics services we provide include truckload, less-than-truckload, and intermodal brokerage, last-mile delivery logistics services, time-critical, urgent shipment solutions, freight forwarding, and contract logistics services.
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
Direct operating expense
Direct operating expenses are both fixed and variable expenses directly relating to our intermodal, last mile and contract logistics operations and consist of intermodal equipment lease expense, depreciation expense, maintenance and repair costs, and property taxes; fixed terminal and cargo handling expenses; operating costs of our local drayage and last mile warehousing facilities; and operating costs related to our contract logistics facilities. Intermodal equipment maintenance and repair costs consist of the costs related to the upkeep of the intermodal equipment fleet. Fixed terminal and cargo handling costs primarily relate to the fixed rent and storage expense charged by terminal operators. Operating costs of our local drayage and last mile warehousing facilities consist mainly of personnel costs, rent, maintenance, utilities and other facility related costs. Operating costs of our contract logistics facilities consist mainly of personnel costs, facility and equipment expenses, materials and supplies, information technology expenses, depreciation expense and other operating expenses related to our contract logistics facilities.
Sales, general and administrative expense
Sales, general and administrative expense (“SG&A”) consists of costs relating to customer acquisition, carrier procurement, billing, customer service, salaries and related expenses of the executive and administrative staff, acquisition-related costs, office expenses, technology services, professional fees and other purchased services relating to the aforementioned functions, and depreciation (excluding railcar, container and chassis depreciation related to our intermodal business and depreciation related to our contract logistics facilities and equipment) and amortization expense. The purchased services category includes professional and consulting fees, legal fees and other services purchased from third-parties. The other SG&A expense category includes expense related to supplies, travel, communications, facilities, insurance, the provision for allowance for doubtful accounts, share-based compensation and other administrative costs.
XPO Logistics, Inc.
Consolidated Summary Financial Table
(Unaudited)
(In millions)

	For the Three Months Ended March 31,		Percent of Revenue		Change
	2015	2014	2015	2014	%
Revenue	$703.0	$282.4	100.0%	100.0%	148.9%
Cost of purchased transportation and services	440.8	224.0	62.7%	79.3%	96.8%
Net revenue	262.2	58.4	37.3%	20.7%	349.0%
Direct operating expense	151.2	4.0	21.5%	1.4%	3,680.0%
SG&A expense
Salaries & benefits	60.9	41.1	8.7%	14.6%	48.2%
Other SG&A expense	18.6	13.3	2.6%	4.7%	39.8%
Purchased services	10.8	10.2	1.5%	3.6%	5.9%
Depreciation & amortization	25.5	11.2	3.6%	4.0%	127.7%
Total SG&A expense	115.8	75.8	16.4%	26.9%	52.8%
Operating loss	(4.8)	(21.4)	(0.6)%	(7.6)%	(77.6)%
Other expense	0.4	0.1	0.1%	—%	300.0%
Interest expense	23.1	10.1	3.3%	3.6%	128.7%
Loss before income tax	(28.3)	(31.6)	(4.0)%	(11.2)%	(10.4)%
Income tax benefit	(13.6)	(3.3)	(1.9)%	(1.2)%	312.1%
Net loss	$(14.7)	$(28.3)	(2.1)%	(10.0)%	(48.1)%
Consolidated Results
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Our consolidated revenue for the first quarter of 2015 increased 148.9% to $703.0 million from $282.4 million in the first quarter of 2014. The increase was driven by the acquisitions of Pacer, New Breed, ACL and UX as well as organic growth.
Total net revenue dollars for the first quarter of 2015 increased 349.0% to $262.2 million from $58.4 million in the first quarter of 2014. Net revenue margin was 37.3% in the first quarter of 2015 as compared to 20.7% in the first quarter of 2014. The increase in net revenue is attributable to acquisitions and organic growth. The increase in net revenue margin primarily relates to the acquisitions of New Breed and Pacer as well as organic improvement to net revenue margin at our freight brokerage and last mile businesses. Our Logistics segment records all costs of services as direct operating expense resulting in net revenue margin of 100%.
Direct operating expense for the first quarter of 2015 was $151.2 million, or 21.5% as a percentage of revenue, compared to $4.0 million, or 1.4% as a percentage of revenue, in the first quarter of 2014. Direct operating expense, which includes the expense of certain intermodal, drayage and warehousing operations, increased due to the acquisitions of New Breed and Pacer. The direct operating expense for the first quarter of 2014 represents expense for our last mile business only.
SG&A expense as a percentage of revenue decreased to 16.4% in the first quarter of 2015 as compared to 26.9% in the first quarter of 2014. SG&A expense increased by $40.0 million in the first quarter of 2015 compared to the first quarter of 2014 primarily due to SG&A associated with new acquisitions and increased intangible asset amortization related to acquisitions. The increase was offset by a decrease in legal costs.
Interest expense for the first quarter of 2015 increased 128.7% to $23.1 million from $10.1 million in the first quarter of 2014. Interest expense included $6.5 million of expense related to the conversion of our Convertible Notes. The remainder of interest expense was related to our Senior Notes due 2019, Convertible Notes and other debt facilities.

Our effective income tax rates in the first quarter of 2015 and 2014 were 48.1% and 10.5%, respectively. The tax rate for the first quarter of 2015 is due to the non-taxable nature of the 3PD holdback liability release, a change in estimate of realization on prior tax positions and the change in the mix of income among the jurisdictions in which we do business. The tax rate for the first quarter of 2014 reflected the establishment of a partial valuation allowance on our federal and state deferred tax assets, non-deductible loss on convertible debt, other non-deductible amounts and the change in the mix of income among the jurisdictions in which we do business.
The decrease in net loss was due primarily to higher net revenues and lower SG&A as a percentage of revenue.
Transportation
Summary Financial Table
(Unaudited)
(In millions)

	For the Three Months Ended March 31,		Percent of Revenue		Change
	2015	2014	2015	2014	%
Revenue	$562.2	$282.4	100.0%	100.0%	99.1%
Cost of purchased transportation and services	440.8	224.0	78.4%	79.3%	96.8%
Net revenue	121.4	58.4	21.6%	20.7%	107.9%
Direct operating expense	30.2	4.0	5.4%	1.4%	655.0%
SG&A expense
Salaries & benefits	48.3	31.2	8.6%	11.0%	54.8%
Other SG&A expense	14.5	9.7	2.6%	3.4%	49.5%
Purchased services	5.7	2.7	1.0%	1.0%	111.1%
Depreciation & amortization	19.1	10.7	3.4%	3.8%	78.5%
Total SG&A expense	87.6	54.3	15.6%	19.2%	61.3%
Operating income	$3.6	$0.1	0.6%	0.1%	3,500.0%
Note: Total depreciation and amortization for the Transportation reportable segment included in cost of purchased transportation and services, direct operating expense and SG&A was $19.7 million and $10.7 million for the three-month periods ended March 31, 2015 and 2014, respectively.
Transportation
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Revenue in our Transportation segment increased by 99.1% to $562.2 million in the first quarter of 2015 compared to $282.4 million in the first quarter of 2014. This increase was driven by the acquisitions of Pacer, ACL and UX as well as organic growth.
Total net revenue increased 107.9% to $121.4 million in the first quarter of 2015 from $58.4 million in the first quarter of 2014. Net revenue margin was 21.6% in the first quarter of 2015 as compared to 20.7% in the first quarter of 2014. The increase in net revenue is attributable to acquisitions and organic growth. The increase in net revenue margin primarily relates to the acquisition of Pacer as well as improvement in net revenue margin at our freight brokerage and last mile businesses.
Direct operating expense for the first quarter of 2015 was $30.2 million, or 5.4% as a percentage of revenue, compared to $4.0 million, or 1.4% as a percentage of revenue, in the first quarter of 2014. Direct operating expense, which includes the expense of certain intermodal, drayage and warehousing operations, increased due to the acquisition of Pacer. The direct operating expense for the first quarter of 2014 represents expense for our last mile business only.
SG&A expense increased to $87.6 million in the first quarter of 2015 from $54.3 million in the first quarter of 2014. The increase in SG&A expense was primarily due to SG&A associated with new acquisitions and increased intangible asset amortization related to acquisitions. As a percentage of revenue, SG&A expense decreased to 15.6% in the first quarter of 2015 as compared to 19.2% in the first quarter of 2014.
Our Transportation segment generated operating income of $3.6 million in the first quarter of 2015 compared to $0.1 million in the first quarter of 2014 primarily due to the increase in net revenue and lower SG&A as a percentage of revenue.

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
Logistics
Summary Financial Table
(Unaudited)
(In millions)

	For the Three Months Ended March 31,	Percent of Revenue
	2015	2015
Net revenue	$140.8	100.0%
Direct operating expense	121.0	85.9%
SG&A expense
Salaries & benefits	5.1	3.6%
Other SG&A expense	1.7	1.2%
Purchased services	0.6	0.4%
Depreciation & amortization	6.0	4.3%
Total SG&A expense	13.4	9.5%
Operating income	$6.4	4.6%
Note: Total depreciation and amortization for the Logistics reportable segment included in both direct operating expense and SG&A was $13.7 million for the three-month period ended March 31, 2015.
Logistics
Three Months Ended March 31, 2015
We established our Logistics segment through the acquisition of New Breed in September 2014. Our Logistics segment is a preeminent U.S. provider of asset-light, complex, technology-enabled contract logistics for large multi-national and medium-sized corporations and government agencies.
Net revenue in our Logistics segment was $140.8 million in the three-months ended March 31, 2015. Direct operating expense for the three-months ended March 31, 2015 was $121.0 million, or 85.9% as a percentage of revenue. SG&A expense was $13.4 million in the three-months ended March 31, 2015, or 9.5% as a percentage of revenue. Operating income was $6.4 million for the three-months ended March 31, 2015.
Management’s growth strategy for the Logistics segment is to:

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

XPO Corporate
Summary of Sales, General and Administrative Expense
(Unaudited)
(In millions)

	For the Three Months Ended March 31,		Percent of Revenue		Change
	2015	2014	2015	2014	%
SG&A expense
Salaries & benefits	7.5	9.9	1.1%	3.5%	(24.2)%
Other SG&A expense	2.4	3.6	0.3%	1.3%	(33.3)%
Purchased services	4.5	7.4	0.6%	2.6%	(39.2)%
Depreciation & amortization	$0.4	$0.6	0.1%	0.2%	(33.3)%
Total SG&A expense	$14.8	$21.5	2.1%	7.6%	(31.2)%
Corporate
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Corporate SG&A expense in the first quarter of 2015 decreased by $6.7 million compared to the first quarter of 2014 primarily due to a reduction in restructuring, legal and acquisition-related transaction costs.
Corporate SG&A for the first quarter of 2015 included: $0.4 million of restructuring charges related to the acquisition of Pacer; $0.8 million of acquisition-related transaction costs; $1.2 million of litigation-related legal costs; and $2.3 million of non-cash share-based compensation.
Corporate SG&A for the first quarter of 2014 included: $6.4 million of restructuring charges related to the acquisition of Pacer, including $0.8 million of non-cash share based compensation; $4.6 million of acquisition-related transaction costs; $1.2 million of litigation-related legal costs; and $1.4 million of non-cash share-based compensation.
Liquidity and Capital Resources
General
As of March 31, 2015, we had $1,169.0 million of working capital, including cash of $1,034.3 million, compared to working capital of $852.0 million, including cash of $644.1 million, as of December 31, 2014. This increase of $317.0 million in working capital during the three-month period was mainly due to the issuance of the additional Senior Notes due 2019 offset by funds used to purchase UX Specialized Logistics.
We continually evaluate our liquidity requirements, capital needs and availability of capital resources based on our operating needs and our planned growth initiatives. In addition to our existing cash balances and net cash provided by operating activities, in certain circumstances we may also use debt financings and issuances of equity or equity-related securities to fund our operating needs and growth initiatives. See the discussion below in the Debt Facilities section regarding our $415 million multicurrency secured revolving loan credit facility.
We believe that our existing cash balances and availability under our revolving credit facility will be sufficient to finance our existing operations.
Cash Flow
During the first three months of 2015, $47.3 million was provided by cash from operations compared to $8.7 million used for the comparable period in 2014. The primary source of cash for the period was the collection of outstanding accounts receivable.
Cash generated from revenue equaled $753.7 million for the first three months of 2015 as compared to $226.9 million for the same period in 2014 and correlates directly with the revenue increase between the two periods. Cash flow increases are related primarily to volume and margin increases between the periods ended March 31, 2015 and 2014.
Cash used for payment of transportation services and direct operating expenses for the first three months of 2015 equaled $600.1 million as compared to $192.0 million for the same period in 2014. The increase in cash outflows between the two periods also directly correlates to the increase in revenues between the two periods.

Other operating uses of cash included SG&A items, which equaled $118.9 million and $41.8 million for the three-month periods ended March 31, 2015 and 2014, respectively. Payroll represents the most significant SG&A item. For the first three months of 2015, cash used for payroll equaled $110.7 million as compared to $20.6 million for the same period in 2014.
Investing activities used approximately $69.6 million during the first three months of 2015 compared to a use of $194.7 million from these activities during the same period in 2014. During the first three months of 2015, $58.2 million was used in acquisitions and $11.4 million was used to purchase fixed assets. During the same period in 2014, $191.0 million was used in acquisitions and $3.9 million was used to purchase fixed assets while $0.2 million was received from other investing activities.
Financing activities generated approximately $412.5 million for the first three months of 2015 compared to $325.8 million generated for the same period in 2014. Our main sources of cash from financing activities during the first three months of 2015 was the $414.7 million of proceeds from the issuance of senior notes and $5.0 million of collateral released from a previous lending arrangement. Our primary uses of cash were payments for debt issuance costs of $4.5 million, the dividends paid to preferred stockholders of $0.7 million, and $2.0 million used for other financing activities. During the same period in 2014, our primary source of cash was the $414.0 million of proceeds from the issuance of common stock while our primary uses of cash were the $75.0 million used to repay borrowings on the revolving credit facility, payment of $11.3 million as collateral for certain outstanding letters of credit upon termination of Pacer's separate credit agreement, payments for equity issuance costs of $0.8 million, dividends paid to preferred stockholders of $0.7 million, and $0.4 million used for other financing activities.
Debt Facilities
As of March 31, 2015, we and certain of our wholly-owned subsidiaries, as borrowers, were parties to a $415 million multicurrency secured Amended Credit Agreement with the lender parties thereto and Morgan Stanley Senior Funding, Inc., as administrative agent for such lenders, with a commitment termination date of October 1, 2018. The principal amount of the commitments under the Amended Credit Agreement may be increased by an aggregate amount of up to $100 million, subject to certain terms and conditions specified in the Amended Credit Agreement.
The proceeds of the Amended Credit Agreement may be used by us and our subsidiaries for ongoing working capital needs, other general corporate purposes, including strategic acquisitions, and fees and expenses in connection with future transactions. At March 31, 2015, the Company had no amount drawn under the Amended Credit Agreement. The Company was in compliance, in all material respects, with all covenants related to the Amended Credit Agreement as of March 31, 2015. Borrowings under the Amended Credit Agreement will bear interest at a per annum rate equal to, at our option, the one, two, three or six month (or such other period less than one month or greater than six months as the lenders may agree) LIBOR rate plus a margin of 1.75% to 2.25%, or a base rate plus a margin of 0.75% to 1.25%. The borrowers are required to pay an undrawn commitment fee equal to 0.25% or 0.375% of the quarterly average undrawn portion of the commitments under the Amended Credit Agreement, as well as customary letter of credit fees. The margin added to LIBOR, or base rate, will depend on our quarterly average availability of the commitments under the Amended Credit Agreement.
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

Contractual Obligations
The following table reflects our contractual obligations as of March 31, 2015 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Capital leases payable	$0.4	$0.1	$0.2	$0.1	$—
Notes payable	1.8	1.7	0.1	—	—
Operating leases	263.0	94.2	101.8	53.1	13.9
Purchase commitments	9.9	8.4	1.5	—	—
Employment contracts	17.8	9.0	8.4	0.4	—
Severance	1.3	1.2	0.1	—	—
Convertible senior notes	80.1	3.2	76.9	—	—
Senior notes due 2019	1,213.1	70.9	141.8	1,000.4	—
Total contractual cash obligations	$1,587.4	$188.7	$330.8	$1,054.0	$13.9
We do not have any other material commitments that have not been disclosed elsewhere.
Off-Balance Sheet Arrangements
We are not a party to any transactions that would be considered “off-balance sheet arrangements” under Item 303(a)(4) of Regulation S-K.
Critical Accounting Policies
The preparation of condensed consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions. In certain circumstances, those estimates and assumptions can affect amounts reported in the accompanying unaudited condensed consolidated financial statements. We have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts will be reported related to our accounting policies. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. Note 2 of the “Notes to Consolidated Financial Statements” in the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014 includes a summary of our critical accounting policies. In addition to those policies, we have added below a critical accounting policy on the estimation of litigation liabilities during the period ended March 31, 2015.
Estimated Litigation Liabilities
Loss contingencies represent an existing condition or set of circumstances involving uncertainty as to possible loss to the Company that will ultimately be resolved when one or more future events occur or fail to occur. We establish accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. A liability is recorded based on our best estimate of the ultimate loss. If no amount within a range of loss is a better estimate than any other amount, the minimum amount in the range is accrued, in accordance with applicable accounting guidance. If a loss is not both probable and reasonably estimable, the Company assesses whether there is at least a reasonable possibility that a loss, or additional loss, has been incurred. If there is a reasonable possibility that a loss, or additional loss, has been incurred, the Company discloses the nature of the litigation and an estimate of the possible loss or range of loss if it is material and an estimate can be made, or states that such an estimate cannot be made.
In assessing whether it is possible to determine an estimate of loss or range of possible loss, the Company reviews and evaluates its material litigation on an ongoing basis in light of potentially relevant factual and legal developments. These developments may include information learned through the discovery process, settlement discussions, and other court or arbitrator rulings. We believe that we have adequately accrued for the potential impact of loss contingencies that are probable and reasonably estimable. Where disclosure is required, we believe that we have provided adequate disclosure regarding the litigation. However, the results of legal proceedings are difficult to predict and our opinion may change in the future as the litigation and related events develop further. The ultimate resolution of the contingency is dependent upon decisions made by third parties, creating additional uncertainty regarding the probability a loss has been incurred and can be reasonably estimated. For additional information, refer to Note 5—Commitments and Contingencies.
New Pronouncements
On April 7, 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest, which requires an entity to recognize debt issuance costs related to a recognized debt liability as a direct deduction from the debt liability on the balance sheet. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 31, 2015 and requires retrospective application to all prior periods presented. We will implement the provisions of ASU 2015-03 as of January 1, 2016. The implementation of the standard will result in the reclassification of our debt issuance costs from other long-term assets to a deduction from the related debt liabilities on the balance sheet.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates.
Interest Rate Risk. As of March 31, 2015, we held $1,039.3 million of cash and restricted cash in cash depository and money market funds held in depository accounts at 19 financial institutions. The primary market risk associated with these investments is liquidity risk. We have exposure to changes in interest rates on our revolving credit facility. The interest rates on our revolving credit facility fluctuate based on LIBOR or a base rate plus an applicable margin. Assuming our $415.0 million revolving credit facility was fully drawn at March 31, 2015, a hypothetical 100-basis-point change in the interest rate would increase our annual interest expense by $4.2 million. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates.
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
Foreign Currency Exchange Risk. Our Canadian-based businesses and results of operations are exposed to movements in the U.S. dollar to Canadian dollar foreign currency exchange rate. A portion of our revenue is denominated in Canadian dollars. If the U.S. dollar strengthens against the Canadian dollar, our revenues reported in U.S. dollars would decline. With regard to operating expense, our primary exposure to foreign currency exchange risk relates to operating expense incurred in Canadian dollars. If the Canadian dollar strengthens, costs reported in U.S. dollars will increase. Movements in the U.S. dollar to Canadian dollar foreign currency exchange rate did not have a material effect on our revenue during the three-month period ending March 31, 2015. A hypothetical ten percent change in average exchange rates versus the U.S. dollar would not have resulted in a material change to our earnings.
From time to time, we use foreign currency forward contracts to reduce part of the variability in certain forecasted Canadian dollar denominated cash flows. Generally, these instruments are for maturities of six months or less. We consider several factors when evaluating hedges of our forecasted foreign currency exposures, such as significance of the exposure, offsetting economic exposures and potential costs of hedging. We do not enter into derivative transactions for purposes other than hedging economic exposures. At March 31, 2015, we had no outstanding forward contracts to reduce the variability in our Canadian dollar denominated revenues and operating expenses.

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
Changes in internal controls. Except as described below, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. The Company completed its acquisition of Pacer on March 31, 2014, ACL on July 28, 2014, New Breed on September 2, 2014, and UX on February 9, 2015 and is in the process of integrating the acquired businesses into the Company’s overall internal controls over financial reporting process. For additional information on the acquisitions, refer to Note 3—Acquisitions of the condensed consolidated financial statements included within.
Part II—Other Information
Item 1. Legal Proceedings.
We are involved, and will continue to be involved, in numerous legal proceedings arising out of the conduct of our business. These proceedings may include, among other matters, claims for property damage or personal injury incurred in connection with the transportation of freight and employment-related claims, including claims involving asserted breaches of employee restrictive covenants and tortious interference with contract. These proceedings also include numerous purported class-action lawsuits, multi-plaintiff and individual lawsuits and state tax and other administrative proceedings that claim that our owner operators or contract carriers should be treated as employees, rather than independent contractors. We are currently engaged in several alleged independent contractor misclassification claims involving certain companies that we have acquired, including XPO Last Mile and Pacer. These lawsuits and proceedings may seek substantial monetary damages (including claims for unpaid wages, overtime, failure to provide meal and rest periods, unreimbursed business expenses and other items), injunctive relief, or both. For additional information about these matters, please refer to Note 5—Commitments and Contingencies of the condensed consolidated financial statements included within.
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
Item 1A. Risk Factors.
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On February 27, 2015, the Company issued an aggregate of 251,598 shares of the Company's common stock, par value $0.001 per share to certain holders of the Company's 4.50% Convertible Senior Notes due 2017, CUSIP 983793100 (the “Convertible Notes”) in connection with the conversion of $4,135,000 aggregate principal amount of the Convertible Notes. The number of shares of our common stock issued in the foregoing transactions equals the number of shares of our common stock presently issuable to holders of the Convertible Notes upon conversion under the original terms of the Convertible Notes. The issuance of shares of our common stock pursuant to the foregoing transactions was made in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), as a transaction by an issuer not involving a public offering.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

31.1
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015

31.2
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015

32.1†
Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015

32.2†
Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015

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
Date: May 7, 2015