Form 10-Q
period 2015-06-30
XPO Logistics, Inc.
filed 2015-08-10
CIK 1166003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
Form 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 7, 2015, there were 95,355,557 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

XPO Logistics, Inc.
Form 10-Q

Part I—Financial Information
Item 1. Financial Statements.
XPO Logistics, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share and per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,175.8	$644.1
Restricted cash, current	690.5	—
Accounts receivable, net of allowances of $10.1 and $9.8, respectively	1,673.2	543.8
Prepaid expenses	109.1	13.2
Deferred tax asset, current	22.3	9.2
Income tax receivable	29.0	15.4
Other current assets	194.4	7.4
Total current assets	3,894.3	1,233.1
Property and equipment, net of $88.1 and $47.3 in accumulated depreciation, respectively	958.5	221.9
Goodwill	3,391.8	929.3
Identifiable intangible assets, net of $113.4 and $74.6 in accumulated amortization, respectively	1,230.4	341.5
Deferred tax asset, long-term	94.7	—
Restricted cash, long-term	11.3	9.1
Other long-term assets	121.7	26.3
Total long-term assets	5,808.4	1,528.1
Total assets	$9,702.7	$2,761.2
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,030.0	$252.7
Accrued salaries and wages	304.8	50.1
Accrued expenses, other	325.4	69.8
Current maturities of long-term debt	365.2	1.8
Other current liabilities	104.0	6.7
Total current liabilities	2,129.4	381.1
Senior notes	3,074.2	500.0
Convertible senior notes	64.1	91.9
Revolving credit facility and other long-term debt, net of current maturities	267.4	0.2
Deferred tax liability, long-term	388.6	74.5
Employee benefit obligations	127.5	—
Other long-term liabilities	159.9	58.4
Total long-term liabilities	4,081.7	725.0
Commitments and contingencies
Redeemable noncontrolling interests	667.8	—
Stockholders’ equity:
Convertible perpetual preferred stock, $.001 par value; 10,000,000 shares authorized; 73,035 and 73,335 of Series A and 562,525 and 0 of Series C shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	590.6	42.2
Common stock, $.001 par value; 150,000,000 shares authorized; 95,332,765 and 77,421,683 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	0.1	0.1
Additional paid-in capital	2,554.5	1,831.9
Accumulated deficit	(309.4)	(219.1)
Accumulated other comprehensive loss	(20.0)	—
Noncontrolling interests	8.0	—
Total stockholders’ equity	2,823.8	1,655.1
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$9,702.7	$2,761.2
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$1,215.9	$581.0	$1,918.9	$863.4
Operating expenses
Cost of transportation and services	707.3	459.1	1,148.0	683.1
Direct operating expense	318.3	27.2	469.5	31.2
Sales, general and administrative expense	220.4	106.6	336.0	182.4
Total operating expenses	1,246.0	592.9	1,953.5	896.7
Operating loss	(30.1)	(11.9)	(34.6)	(33.3)
Other expense	21.9	0.3	22.4	0.4
Interest expense	36.3	3.4	59.4	13.5
Loss before income tax benefit	(88.3)	(15.6)	(116.4)	(47.2)
Income tax benefit	(9.5)	(1.8)	(23.2)	(5.1)
Net loss	(78.8)	(13.8)	(93.2)	(42.1)
Cumulative preferred dividends	(0.7)	(0.7)	(1.5)	(1.5)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	4.4	—	4.4	—
Net loss available to common shareholders	$(75.1)	$(14.5)	$(90.3)	$(43.6)
Basic loss per share
Net loss	$(0.89)	$(0.28)	$(1.11)	$(0.92)
Diluted loss per share
Net loss	$(0.89)	$(0.28)	$(1.11)	$(0.92)
Weighted average common shares outstanding
Basic weighted average common shares outstanding	84.3	52.6	81.6	47.0
Diluted weighted average common shares outstanding	84.3	52.6	81.6	47.0
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(78.8)	$(13.8)	$(93.2)	$(42.1)
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	4.4	—	4.4	—
Net loss attributable to the Company	$(74.4)	$(13.8)	$(88.8)	$(42.1)

Other comprehensive income (loss)
Foreign currency translation gains, net of tax effect of $0.0, $0.0, $0.0 and $0.0	$5.7	$—	$5.7	$—
Unrealized losses on cash flow and net investment hedges, net of tax effect of $0.0, $0.0, $0.0 and $0.0	(32.0)	—	(32.0)	—
Change in defined benefit plans liability, net of tax effect of $(2.9), $0.0, $(2.9) and $0.0	11.5	—	11.5	—
Other comprehensive loss	(14.8)	—	(14.8)	—
Less: Other comprehensive gain attributable to noncontrolling interests and redeemable noncontrolling interests	(5.2)	—	(5.2)	—
Other comprehensive loss attributable to the Company	$(20.0)	$—	$(20.0)	$—

Comprehensive loss	$(93.6)	$(13.8)	$(108.0)	$(42.1)
Less: Comprehensive gain attributable to noncontrolling interests and redeemable noncontrolling interests	(0.8)	—	(0.8)	—
Comprehensive loss attributable to the Company	$(94.4)	$(13.8)	$(108.8)	$(42.1)
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net loss	$(93.2)	$(42.1)
Adjustments to reconcile net loss to net cash from operating activities
Provisions for allowance for doubtful accounts	2.5	3.2
Depreciation and amortization	89.9	36.5
Stock compensation expense	16.9	3.8
Accretion of debt	3.0	2.7
Deferred tax expense	(29.4)	(7.1)
Loss on conversion of debt	6.9	2.3
Gain on sale of assets	(6.0)	—
Loss on foreign currency transactions	11.1	0.1
Other	5.5	(0.1)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(10.7)	(57.3)
Income tax receivable	14.9	2.4
Prepaid expense and other current assets	(11.9)	(3.6)
Other long-term assets	(0.8)	(7.1)
Accounts payable	(22.8)	37.8
Accrued expenses and other liabilities	0.9	1.8
Cash flows used by operating activities	(23.2)	(26.7)
Investing activities
Acquisition of businesses, net of cash acquired	(1,610.7)	(201.0)
Loss on forward contract related to acquisition	(6.9)	—
Payment for purchases of property and equipment	(41.9)	(9.8)
Proceeds from sale of assets	24.3	0.3
Cash flows used by investing activities	(1,635.2)	(210.5)
Financing activities
Proceeds from common stock offerings	697.5	414.0
Proceeds from preferred stock offerings	562.5	—
Payment for equity issuance costs	(31.9)	(0.8)
Proceeds from issuance of senior notes	2,544.0	—
Payment for debt issuance costs	(7.9)	—
Repayment of borrowings on revolving credit facility	—	(75.0)
Repayment of acquired debt	(712.6)	—
Proceeds from asset financing debt	11.2	—
Payments of asset financing debt	(28.0)	—
Payment for cash held as collateral in lending arrangement	—	(8.5)
Receipt of cash held as collateral in lending arrangement	4.8	—
Payments of notes payable and capital leases	(18.6)	—
Bank overdrafts	(19.3)	—
Transfer to restricted cash for tender offer	(809.3)	—
Dividends paid to preferred stockholders	(1.5)	(1.5)
Other	(1.2)	(0.9)
Cash flows provided by financing activities	2,189.7	327.3
Effect of exchange rates on cash	0.4	—
Net increase in cash	531.7	90.1
Cash and cash equivalents, beginning of period	644.1	21.5
Cash and cash equivalents, end of period	$1,175.8	$111.6
Supplemental disclosure of cash flow information:
Cash paid for interest	$48.9	$4.7
Cash received from income taxes	$(12.1)	$(0.3)
Equity portion of acquisition purchase price	$1.5	$108.2
Equity issued upon conversion of debt	$35.6	$10.5
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Six Months Ended June 30, 2015
(Unaudited)
(In millions, except for share data)

	Series A Preferred Stock		Series C Preferred Stock		Common Stock				Accumulated Other Comprehensive Income/(Loss)
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Foreign Currency Translation Adjustments	Cash Flow & Net Investment Hedges	Employee Benefit Plans	Non-controlling Interests	Total
Balance, December 31, 2014	73	$42.2	—	$—	77,422	$0.1	$1,831.9	$(219.1)	$—	$—	$—	$—	$1,655.1
Net loss	—	—	—	—	—	—	—	(93.2)	—	—	—	—	$(93.2)
Other comprehensive income (loss), net of $2.9 tax effect	—	—	—	—	—	—	—	—	5.7	(32.0)	11.5	—	$(14.8)
Redeemable noncontrolling interests	—	—	—	—	—	—	—	4.4	(1.8)	0.2	(3.6)	—	$(0.8)
Transfer to restore redeemable noncontrolling interests to redemption value	—	—	—	—	—	—	(1.6)	—	—	—	—	—	$(1.6)
Exercise of warrants and stock options and other	—	—	—	—	218	—	0.5	—	—	—	—	—	$0.5
Conversion of preferred stock to common stock	—	(0.1)	—	—	43	—	0.1	—	—	—	—	—	$—
Proceeds from issuance of preferred stock, net of issuance costs	—	—	563	548.5	—	—	—	—	—	—	—	—	$548.5
Proceeds from issuance of common stock, net of issuance costs	—	—	—	—	15,499	—	679.6	—	—	—	—	—	$679.6
Issuance of common stock for acquisitions	—	—	—	—	38	—	1.5	—	—	—	—	—	$1.5
Noncontrolling interest from acquisition	—	—	—	—	—	—	—	—	—	—	—	8.0	$8.0
Issuance of common stock upon conversion of senior notes, net of tax	—	—	—	—	2,113	—	35.6	—	—	—	—	—	$35.6
Dividend paid	—	—	—	—	—	—	—	(1.5)	—	—	—	—	$(1.5)
Stock compensation expense	—	—	—	—	—	—	6.9	—	—	—	—	—	$6.9
Balance, June 30, 2015	73	$42.1	563	$548.5	95,333	$0.1	$2,554.5	$(309.4)	$3.9	$(31.8)	$7.9	$8.0	$2,823.8
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended June 30, 2015 and 2014
(Unaudited)
(In millions)
1. Organization
Nature of Business
XPO Logistics, Inc. and its subsidiaries (“XPO” or the “Company”) provide comprehensive supply chain solutions to more than 30,000 customers through an integrated network of over 54,000 employees and 887 locations in 27 countries. The Company's customers are multinational, national, mid-size and small enterprises, and include many of the most prominent companies in the world. XPO runs its business on a global basis, with two reportable segments: Logistics and Transportation.
In the Logistics segment, the Company provides a range of contract logistics services, including highly engineered and customized solutions, value-added warehousing and distribution, and other inventory solutions. The Company performs e-commerce fulfillment, reverse logistics, storage, factory support, aftermarket support, integrated manufacturing, packaging, labeling, distribution and transportation, as well as optimization services such as supply chain consulting and production flow management.
The Company currently operates approximately 129 million square feet (12.1 million square meters) of contract logistics facility space worldwide, with about 50 million square feet (4.7 million square meters) of that capacity in the United States.
In the Transportation segment, the Company provides multiple services to facilitate the movement of raw materials, parts and finished goods. The Company accomplishes this by using its proprietary transportation management technology, third-party carriers and Company-owned trucks. The Company manages all aspects of these services, including the selection of qualified carriers, rate negotiations, the tracking of shipments, billing and dispute resolution. XPO's services encompass:

•
Truckload and less-than truckload transportation and brokerage, intermodal brokerage, and last mile logistics services, all of which are arranged using relationships with subcontracted motor and rail carriers and independent technicians, as well as independent contract drivers and vehicles that are owned and operated by the Company;

•
The management of expedite shipments, which are urgent, time-critical shipments sold to customers in North America through direct transacting and through XPO's web-based technology. Expedite ground services are provided through a fleet of vehicles that are owned and operated by independent contract drivers, and through contracted third-party motor carriers. For expedite shipments requiring air charter, service is arranged using the Company's relationships with third-party air carriers; and

•
Global forwarding, including ground, air and ocean transportation services for customers with domestic and international supply chain requirements. The Company's global forwarding transportation services are sold and facilitated through a network of Company-owned and independently-owned offices in North America, Europe and Asia.

All of the Company’s businesses operate as the single global brand of XPO Logistics. Under the Company’s cross-selling customer service initiative, all services are offered to all customers to fulfill their supply chain requirements.
For specific financial information relating to the above segments, refer to Note 17—Segment Reporting.
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
These unaudited condensed consolidated financial statements reflect, in the opinion of the Company, all material adjustments (which include only normal recurring adjustments) necessary to fairly present the Company’s financial position as of June 30, 2015 and December 31, 2014, and results of operations for the three- and six-month periods ended June 30, 2015 and 2014. Intercompany transactions have been eliminated in the condensed consolidated balance sheets and results of operations. Where the presentation of these intercompany eliminations differs between the consolidated and reportable segment financial statements, reconciliations of certain line items are provided. The results of operations of acquired companies are included in the Company's results from the closing date of the acquisition and forward. Income or loss attributable to noncontrolling interests is deducted from net income/loss to determine net income/loss available to common shareholders.
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
Consolidation
The Company's financial statements consolidate all of its affiliates in which it has a controlling financial interest, most often because the Company holds a majority voting interest. To determine if the Company holds a controlling financial interest in an entity, the Company first evaluates if it is required to apply the variable interest entity (“VIE”) model to the entity, otherwise the entity is evaluated under the voting interest model.
Where the Company holds current or potential rights that give it the power to direct the activities of a VIE that most significantly impact the VIE's economic performance combined with a variable interest that gives the Company the right to receive potentially significant benefits or the obligation to absorb potentially significant losses, the Company has a controlling financial interest in that VIE. Rights held by others to remove the party with power over the VIE are not considered unless one party can exercise those rights unilaterally. When changes occur to the design of an entity, the Company reconsiders whether it is subject to the VIE model. The Company continuously evaluates whether it has a controlling financial interest in a VIE.
The Company holds a controlling financial interest in other entities where it currently holds, directly or indirectly, more than 50% of the voting rights or where it exercises control through substantive participating rights or as a general partner. Where the Company is a general partner, it considers substantive removal rights held by other partners in determining if it holds a controlling financial interest. The Company reevaluates whether it has a controlling financial interest in these entities when its voting or substantive participating rights change.
Associated companies are unconsolidated VIE's and other entities in which the Company does not have a controlling financial interest, but over which it has significant influence, most often because the Company holds a voting interest of 20% to 50%. Associated companies are accounted for as equity method investments. Results of associated companies are presented on a one-line basis in other income. Investments in, and advances to, associated companies are presented on a one-line basis in the other long-term assets line item in our condensed consolidated balance sheet, net of allowance for losses, which represents the Company's best estimate of probable losses inherent in such assets.
Use of Estimates
The Company prepares its unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that impact the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting period. The Company reviews its estimates on a regular basis and makes adjustments based on historical experience and existing and expected future conditions. Estimates are made with respect to, among other matters, recognition of revenue, costs of transportation and services, direct operating expenses, estimated useful lives of property and equipment, recoverability of long-lived assets, estimated legal accruals, estimated restructuring accruals, estimated employee benefit obligations, valuation allowances for deferred taxes, reserve for uncertain tax positions, probability of achieving performance targets for vesting of performance-based restricted stock units, and allowance for doubtful accounts. These evaluations are performed and adjustments are made as information is available. Management believes that these estimates, which have been discussed with the Audit Committee of the Company’s Board of Directors, are reasonable; however, actual results could differ from these estimates.
Significant Accounting Policies
Revenue Recognition
The Company recognizes revenue at the point in time when delivery is completed and the shipping terms of the contract have been satisfied, or in the case of the Company’s Logistics segment, based on specific, objective criteria within the provisions of each contract as described below. Related costs of delivery and service are accrued and expensed in the same period the associated revenue is recognized. Revenue is recognized once the following criteria have been satisfied:

•	Persuasive evidence of an arrangement exists;

•	Services have been rendered;

•	The sales price is fixed or determinable; and

•	Collectability is reasonably assured.
The Company’s Logistics segment recognizes a significant portion of its revenue based on objective criteria that do not require significant estimates or uncertainties. Revenues on cost-reimbursable contracts are recognized by applying a factor to costs as incurred, such factor being determined by the contract provisions. Revenues on unit-price contracts are recognized at the contractual selling prices or as work is completed. Revenues on time and material contracts are recognized at the contractual rates as the labor hours and direct expenses are incurred. Revenues from fixed-price contracts are recognized as services are provided, unless revenues are earned and obligations fulfilled in a different pattern. Generally, the contracts contain provisions for adjustments to future pricing based upon changes in volumes, services and other market conditions, such as inflation. Revenues relating to such incentive or contingency payments are recorded when the contingency is satisfied and the Company concludes the amounts are earned.
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
For all lines of business (other than the Company's managed expedited freight business and the Company's Logistics segment with respect to those transactions where its contract logistics business is serving as the customer’s agent in arranging purchased transportation), the Company reports revenue on a gross basis in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) Topic 605, “Reporting Revenue Gross as Principal Versus Net as an Agent.” The Company believes presentation on a gross basis is appropriate under ASC Topic 605 in light of the following factors:

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

•
The Company has complete discretion to establish sales and contract pricing. North American independently-owned stations within its global forwarding business have the discretion to establish sales prices.

•
The Company bears credit risk for all receivables. In the case of global forwarding, the North American independently-owned stations reimburse the Company for a portion (typically 70-80%) of credit losses. The Company retains the risk that the independent station owners will not meet this obligation.

For certain of the Company’s subsidiaries in both of its segments, revenue is recognized on a net basis in accordance with ASC Topic 605 because the Company does not serve as the primary obligor. The Company’s global forwarding operations collects certain taxes and duties on behalf of their customers as part of the services offered and arranged for international shipments. The Company presents these collections on a net basis.

Restricted Cash
As of June 30, 2015, the current portion of restricted cash consists of $690.5 million held to fund the purchase of shares of Norbert Dentressangle SA under the Tender Offer, as discussed further in Note 3—Acquisitions. The long-term portion primarily consists of cash held to fund healthcare claims for employees in the Company's Logistics business who are covered by the McNamara-O’Hara Service Contract Act (SCA) and cash held as security under captive insurance contracts.
Other Current Assets
Other current assets consist primarily of value-added tax receivables; inventory; other miscellaneous receivables; and other current assets. Inventories are stated at cost using the weighted average cost method and consist primarily of diesel fuel, vehicle spare parts and various consumable supplies. The following table outlines the Company’s other current assets as of June 30, 2015 and December 31, 2014 (in millions):

	As of June 30, 2015	As of December 31, 2014
Value-added tax receivables	$98.9	$—
Miscellaneous receivables	37.5	5.4
Inventory	25.1	1.3
Other current assets	32.9	0.7
Total Other Current Assets	$194.4	$7.4
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
Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Classification	Estimated Useful Life
Buildings and leasehold improvements	Term of lease to 40 years
Vehicles, trailers and tankers	5 to 13 years
Rail cars, container and chassis	15 to 30 years
Machinery and equipment	5 to 10 years
Office and warehouse equipment	5 to 10 years
Computer software and equipment	3 to 5 years
For additional information, refer to Note 7—Property and Equipment.
Intangible Assets with Definite Lives
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

Classification	Estimated Useful Life	Weighted-Average Amortization Period
Customer lists and relationships	3 to 15 years	11.58 years
Carrier relationships	2 years	2.00 years
Trade names	5 months to 3.5 years	3.05 years
Non-compete agreements	Term of agreement	4.57 years
Other intangible assets	1.5 to 5 years	4.24 years
For additional information, refer to Note 8—Intangible Assets.
Accrued Expenses, Other
Accrued expenses, other consist primarily of accrued value-added tax and other taxes; accrued estimated litigation liabilities; accrued interest on the Company's outstanding debt; accrued purchased services; accrued insurance claims; accrued transportation and facility charges; accrued equipment costs, including maintenance; and other accrued expenses. The following table outlines the Company’s accrued expenses, other as of June 30, 2015 and December 31, 2014 (in millions):

	As of June 30, 2015	As of December 31, 2014
Accrued value-added tax and other taxes	$137.5	$1.3
Accrued estimated litigation liabilities	$62.2	$11.5
Accrued interest	37.9	15.1
Accrued purchased services	32.0	18.9
Accrued insurance claims	14.4	5.8
Accrued transportation and facility charges	11.3	4.9
Accrued equipment costs	6.1	7.4
Other accrued expenses	24.0	4.9
Total Accrued Expenses, Other	$325.4	$69.8
Other Current Liabilities
Other current liabilities consist primarily of deferred revenue; estimated acquisition earnout liability; current portion of interest rate swap liability; and other current liabilities, including driver escrow accounts and other miscellaneous liabilities. The following table outlines the Company’s other current liabilities as of June 30, 2015 and December 31, 2014 (in millions):

	As of June 30, 2015	As of December 31, 2014
Deferred revenue	$48.8	$0.5
Acquisition earnout liability	29.0	—
Current portion of interest rate swap liability	4.6	—
Other current liabilities	21.6	6.2
Total Other Current Liabilities	$104.0	$6.7
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
The aggregate net fair value estimates are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain financial instruments approximated their fair values as of June 30, 2015 and December 31, 2014, respectively. These financial instruments include cash, accounts receivable, notes receivable, accounts payable, accrued expense, current maturities of long-term debt, and redeemable noncontrolling interests. Fair values approximate carrying values for these financial instruments since they are short-term in nature and are receivable or payable on demand. The fair value of the asset financing approximates carrying value since the debt is primarily issued at a floating rate, may be prepaid any time at par without penalty and the remaining life is short-term in nature.
The carrying amounts for money market funds are a reasonable estimate of fair value and quoted market prices are available. The fair value of the Company's Senior Notes due 2022, Senior Notes due 2019, and convertible senior notes was estimated using quoted market prices for identical instruments in active markets. The fair value of the Company's Senior Notes due 2021, private placement notes due 2020, and private placement notes due 2019 was estimated using inputs that are readily available market inputs for long-term debt with similar terms and maturities. For additional information refer to Note 6—Debt. The Company's cross-currency swap, interest rate swap and foreign currency forward derivatives include over-the-counter derivatives that are primarily valued using models that rely on observable market inputs, such as currency exchange rates and yield curves. For additional information refer to Note 15—Derivative Instruments. The following table summarizes the carrying value and estimated fair value of the Company's financial instruments (in millions):

	As of June 30, 2015
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Money market funds	$376.1	$376.1	$376.1	$—	$—
Derivative instruments	(40.0)	(40.0)	—	(40.0)	—
Senior notes due 2022	1,600.0	1,567.8	1,567.8	—	—
Senior notes due 2021	559.5	549.7	—	549.7	—
Senior notes due 2019	914.7	963.0	963.0	—	—
Convertible senior notes	64.1	201.5	201.5	—	—
Euro private placement notes due 2020	180.6	183.2	—	183.2	—
Euro private placement notes due 2019	83.9	80.9	—	80.9	—

	As of December 31, 2014
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Money market funds	$330.8	$330.8	$330.8	$—	$—
Senior notes due 2019	500.0	527.5	527.5	—	—
Convertible senior notes	91.9	271.3	271.3	—	—
Derivative Instruments
The Company records all derivative instruments in the condensed consolidated balance sheets as assets or liabilities at fair value. The Company’s accounting treatment for changes in the fair value of derivative instruments depends on whether the instruments have been designated and qualify as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company must designate the derivative based upon the exposure being hedged. The effective portions of cash flow hedges are recorded in accumulated other comprehensive income in the condensed consolidated balance sheets until the hedged item is recognized in earnings. The effective portions of net investment hedges are recorded in accumulated other comprehensive income in the condensed consolidated balance sheets as a part of the cumulative translation adjustment. The ineffective portions of cash flow hedges and net investment hedges are recorded in interest expense in the condensed consolidated statements of operations. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings and are recorded in other expense in the condensed consolidated statements of operations.
For additional information, refer to Note 15—Derivative Instruments.
Defined Benefit Pension Plans
Defined benefit pension plan obligations are calculated using various actuarial assumptions and methodologies. Assumptions include discount rates, inflation rates, expected long-term rate of return on plan assets, mortality rates, and other factors. The assumptions used in recording the projected benefit obligation and fair value of plan assets represent the Company's best estimates based on information available regarding historical experience and factors that may cause future expectations to differ from past experiences. Differences in actual experience or changes in assumptions could materially impact the Company's obligation and future expense amounts.

The impact of plan amendments and actuarial gains and losses are recorded in accumulated other comprehensive income, and are generally amortized as a component of net periodic benefit cost over the remaining service period of the active employees covered by the defined benefit pension plans. Unamortized gains and losses are amortized only to the extent they exceed 10% of the higher of the fair value of plan assets or the projected benefit obligation of the respective plan.
For additional information, refer to Note 13—Employee Benefit Plans.
Foreign Currency Translation and Transactions
The assets and liabilities of foreign subsidiaries that use the local currency as their functional currency are translated to U.S. dollars (“USD”) using the exchange rate prevailing at each balance sheet date, with balance sheet currency translation adjustments recorded in accumulated other comprehensive income in the condensed consolidated balance sheets. The assets and liabilities of foreign subsidiaries whose local currency is not their functional currency are remeasured from their local currency to their functional currency and then translated to USD. The results of operations of the Company's foreign subsidiaries are translated to USD using average exchange rates prevailing for each period presented. Foreign currency transactions recognized in the condensed consolidated statements of operations are converted to USD by applying the exchange rate prevailing on the date of the transaction. Gains and losses arising from foreign currency transactions and the effects of remeasuring monetary assets and liabilities are recorded in other expense in the condensed consolidated statements of operations.
Foreign currency transaction and remeasurement losses were $19.8 million and $0.1 million for the three-month periods ended June 30, 2015 and 2014, respectively, and $20.0 million and $0.1 million for the six-month periods ended June 30, 2015 and 2014, respectively.
3. Acquisitions
2015 Acquisitions
Norbert Dentressangle SA
On April 28, 2015, XPO entered into (1) a Share Purchase Agreement (the “Share Purchase Agreement”) relating to Norbert Dentressangle SA, a French société anonyme (“ND”), among Dentressangle Initiatives, a French société par actions simplifiée, Mr. Norbert Dentressangle, Mrs. Evelyne Dentressangle, Mr. Pierre-Henri Dentressangle, Ms. Marine Dentressangle and XPO and (2) a Tender Offer Agreement (the “Tender Offer Agreement” and, together with the Share Purchase Agreement, the “ND Transaction Agreements”) between XPO and ND. The ND Transaction Agreements provided for the acquisition of a majority stake in ND by XPO, followed by an all-cash simplified tender offer by XPO to acquire the remaining outstanding shares.
On June 8, 2015, pursuant to the terms and subject to the conditions of the Share Purchase Agreement, Dentressangle Initiatives, Mrs. Evelyne Dentressangle, Mr. Pierre-Henri Dentressangle and Ms. Marine Dentressangle (collectively, the “Sellers”) sold to XPO and XPO purchased from the Sellers (the “Share Purchase”), all of the ordinary shares of ND owned by the Sellers, representing a total of approximately 67% of the share capital of ND and all of the outstanding share subscription warrants granted by ND to employees, directors or other officers of ND and its affiliates. Total cash consideration paid for the majority interest in the share capital of ND and settlement of the warrants was €1,437.0 million, or $1,603.9 million, excluding acquired debt. Consideration included only the portion of the fair value of the warrants attributable to service performed prior to the acquisition date. The remaining balance was recorded as compensation expense in the post-combination period. In conjunction with the Share Purchase Agreement, the Company agreed to settle certain performance stock awards of ND. Similar to the warrants, the consideration of €11.8 million, or $13.2 million, included only the portion of the fair value attributable to service performed prior to the acquisition date with the balance recorded as compensation expense in the post-combination period. The performance share settlement will be paid in cash with 50% of the awards paid 18 months from the acquisition date and the remaining 50% paid in 36 months. Further, as a result of the acquisition, the Company repaid certain indebtedness and related interest rate swap liabilities of ND totaling €634.1 million, or $711.3 million.
On June 11, 2015, XPO filed with the French Autorité des Marchés Financiers (the “AMF”) a mandatory simplified cash offer (the “Tender Offer”) to purchase all of the outstanding ordinary shares of ND (other than the shares already owned by XPO) at a price of €217.50 per share. On June 23, 2015, the Company received the necessary approval from the AMF to launch the Tender Offer and the Tender Offer was launched on June 25, 2015. The Tender Offer remained open for a period of 16 trading days. As of June 30, 2015, the Company purchased 485,830 shares under the Tender Offer and acquired a total of approximately 72% of the share capital of ND. The total fair value of the consideration provided for the redeemable noncontrolling interest in ND at the acquisition date is €702.5 million, or $784.2 million, which is based on the quoted market price of ND shares on the acquisition date. Refer to Note 18—Subsequent Events for the Company's ownership percentage of ND upon closing of the Tender Offer. Total consideration is summarized in the table below in Euros (“EUR”) and USD:

	In EUR	In USD
Cash consideration	€1,437.0	$1,603.9
Liability for performance share settlement	11.8	13.2
Repayment of indebtedness	634.1	711.3
Redeemable noncontrolling interests	702.5	784.2
Cash acquired	(133.9)	(150.2)
Total consideration	€2,651.5	$2,962.4
The ND Share Purchase was accounted for as a business combination in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying condensed consolidated balance sheet at their estimated fair values as of June 8, 2015, with the remaining unallocated purchase price recorded as goodwill. Goodwill represents the expected synergies and cost rationalization from the merger of operations as well as intangible assets that do not qualify for separate recognition such as an assembled workforce. The following table outlines the consideration transferred and purchase price allocation at the respective estimated fair values as of June 8, 2015 (in millions):

Consideration	$2,962.4
Accounts receivable	1,065.0
Prepaid and other current assets	315.6
Income tax receivable	46.6
Deferred tax assets	126.6
Restricted cash	6.3
Property and equipment	730.6
Trade name covenants	40.0
Non-compete agreements	5.6
Customer relationships	844.0
Other long-term assets	11.5
Accounts payable	(809.2)
Accrued salaries & wages	(236.0)
Accrued expenses	(178.1)
Other current liabilities	(117.0)
Interest rate swap liabilities	(11.5)
Long-term debt	(637.2)
Deferred tax liabilities	(364.3)
Employee benefit obligations	(141.4)
Other long-term liabilities	(91.0)
Noncontrolling interests	(7.9)
Goodwill	$2,364.2
As of June 30, 2015, the purchase price allocation is considered preliminary. $827.5 million of the goodwill relates to the Transportation reportable segment and $1,536.7 million of the goodwill relates to the Logistics reportable segment. The goodwill as a result of the acquisition is not deductible for income tax purposes. ND's revenue and operating income included in the Company's results for the three- and six-months ended June 30, 2015 were $407.0 million and $0.2 million, respectively.
Bridge Terminal Transport, Inc.
On May 4, 2015, the Company entered into a Stock Purchase Agreement with BTTS Holding Corporation to acquire all of the outstanding capital stock of Bridge Terminal Transport, Inc. (“BTT”), a leading asset-light drayage provider in the United States. The closing of the transaction was effective on June 1, 2015. The fair value of the total consideration paid under the BTT Stock Purchase Agreement was $103.8 million and consisted of $103.1 million of cash paid at the time of closing, including an estimate of the working capital adjustment, and $0.7 million of equity.
The BTT acquisition was accounted for as a business combination in accordance with ASC Topic 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying condensed consolidated balance sheet at their estimated fair values as of June 1, 2015 with the remaining unallocated purchase price recorded as goodwill. As a result of the acquisition, the Company recorded goodwill of $54.6 million and definite-lived intangible assets of $29.7 million. All goodwill relates to the Transportation reportable segment and is not deductible for income tax purposes. As of June 30, 2015, the purchase price is considered final, except for the settlement of any working capital adjustments and the fair value of working capital, property & equipment, definite-lived intangible assets, taxes and assumed non-current liabilities.
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
The UX acquisition was accounted for as a business combination in accordance with ASC Topic 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying condensed consolidated balance sheet at their estimated fair values as of February 9, 2015 with the remaining unallocated purchase price recorded as goodwill. As a result of the acquisition, the Company recorded goodwill of $29.1 million and definite-lived intangible assets of $18.8 million. All goodwill relates to the Transportation reportable segment and is fully deductible for income tax purposes. As of June 30, 2015, the purchase price is considered final, except for the settlement of any working capital adjustments and the fair value of taxes and assumed liabilities.
2014 Acquisitions
New Breed Logistics
On July 29, 2014, the Company entered into a definitive Agreement and Plan of Merger (the “New Breed Merger Agreement”) with New Breed Holding Company (“New Breed”), providing for the Company to acquire all of New Breed (the “New Breed Transaction”). New Breed is a provider of highly engineered contract logistics solutions for multi-national and medium-sized corporations and government agencies in the United States. The closing of the transaction was effective on September 2, 2014. At the closing, the Company paid $615.9 million in cash including a $1.1 million estimate of the working capital adjustment.
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

Consideration	$615.9
Cash and cash equivalents	1.8
Accounts receivable	112.1
Prepaid and other current assets	11.8
Income tax receivable	17.9
Restricted cash	8.5
Property and equipment	112.7
Trademarks/trade names	4.5
Contractual customer relationships asset	115.1
Contractual customer relationships liability	(5.6)
Non-contractual customer relationships	15.2
Other long-term assets	7.3
Accounts payable	(17.7)
Accrued expenses	(33.4)
Deferred tax liabilities, non-current	(76.7)
Other long-term liabilities	(9.3)
Goodwill	$351.7
As of June 30, 2015, the purchase price allocation is considered final, except for the fair value of taxes and assumed liabilities. All goodwill relates to the Logistics reportable segment. The goodwill as a result of the acquisition is not deductible for income tax purposes. The working capital adjustments in connection with this acquisition have been finalized, and there was no material change in the purchase price as a result.
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
The ACL acquisition was accounted for as a business combination in accordance with ASC Topic 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying condensed consolidated balance sheet at their estimated fair values as of July 28, 2014 with the remaining unallocated purchase price recorded as goodwill. As a result of the acquisition, the Company recorded goodwill of $25.1 million and definite-lived intangible assets of $12.5 million. All goodwill relates to the Transportation reportable segment. The goodwill as a result of the acquisition is not deductible for income tax purposes. As of June 30, 2015, the purchase price is considered final. The working capital adjustments in connection with this acquisition have been finalized, and there was no material change in the purchase price as a result.
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
Pro Forma Financial Information
The following unaudited pro forma consolidated results of operations for the six-month periods ended June 30, 2015 and 2014 present consolidated information of the Company as if the acquisitions of ND, New Breed and Pacer had occurred as of January 1, 2014 (in millions):

	Pro Forma Six Months Ended June 30, 2015	Pro Forma Six Months Ended June 30, 2014
Revenue	$4,471.0	$4,392.2
Operating income (loss)	$40.3	$(13.1)
Net loss available to common shareholders	$(87.9)	$(116.2)
Loss per common share
Basic	$(0.80)	$(1.43)
Diluted	$(0.80)	$(1.43)

The unaudited pro forma consolidated results for the six-month periods were prepared using the acquisition method of accounting and are based on the historical financial information of ND, New Breed, Pacer and the Company. The unaudited pro forma consolidated results incorporate historical financial information for all significant acquisitions pursuant to SEC regulations since January 1, 2014. The historical financial information has been adjusted to give effect to pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed these acquisitions on January 1, 2014.
4. Restructuring Charges
In conjunction with various acquisitions, the Company has initiated facility rationalization and severance programs to close facilities and reduce employment in order to improve efficiency and profitability or adjust for the loss of certain business. The programs include facility exit activities and employment reduction initiatives.
The amount of restructuring charges incurred during the six-month period ended June 30, 2015 and included in the Company's condensed consolidated statement of operations as sales, general and administrative expense is summarized below (in millions). The table also includes charges recorded on ND's opening balance sheet which were incurred prior to the acquisition date. Only ND restructuring initiatives in existence at the acquisition date were included in the purchase price allocation.

		Six months ended June 30, 2015
	Reserve Balance at December 31, 2014	From ND Acquisition	Charges Incurred	Payments	Reserve Balance at June 30, 2015
Transportation
Contract termination	$—	$0.1	$—	$—	$0.1
Facilities	—	2.0	—	—	2.0
Severance	—	0.6	0.3	—	0.9
Total	—	2.7	0.3	—	3.0
Logistics
Contract termination	—	2.6	—	—	2.6
Facilities	—	10.8	0.8	—	11.6
Severance	—	8.9	—	(0.1)	8.8
Total	—	22.3	0.8	(0.1)	23.0
Corporate
Contract termination	3.8	—	3.3	(1.3)	5.8
Severance	1.3	—	—	(1.0)	0.3
Total	5.1	—	3.3	(2.3)	6.1
Total restructuring plans	$5.1	$25.0	$4.4	$(2.4)	$32.1
5. Commitments and Contingencies
Lease Commitments
As of June 30, 2015, the Company had approximately $1,800.0 million in future minimum payments required under operating leases for various real estate, double-stack railcars, containers, chassis, tractors, data processing equipment, transportation and office equipment leases that have an initial or remaining non-cancellable lease term. Remaining future minimum payments related to these operating leases amount to approximately $415.9 million, $280.0 million, $259.1 million, $226.8 million, and $618.2 million for the twelve-month periods ending June 30, 2016, 2017, 2018, 2019, and 2020 and thereafter, respectively.
Rent expense was approximately $65.6 million and $14.2 million for the three-month periods ended June 30, 2015 and 2014, respectively, and $95.9 million and $19.2 million for the six-month periods ended June 30, 2015 and 2014, respectively.
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
The Company carries liability and excess umbrella insurance policies that it deems sufficient to cover potential legal claims arising in the normal course of conducting its operations as a transportation company. The liability and excess umbrella insurance policies do not cover the misclassification claims described in this Note. In the event the Company is required to satisfy a legal claim in excess of the coverage provided by this insurance, the Company’s financial condition, results of operations or cash flows could be negatively impacted.
Intermodal Drayage Classification Claims
Certain of the Company’s intermodal drayage subsidiaries, which were acquired on March 31, 2014, received notices from the California Labor Commissioner, Division of Labor Standards Enforcement (the “DLSE”), that a total of 153 owner operators contracted with these subsidiaries have filed claims with the DLSE in which they assert that they should be classified as employees, as opposed to independent contractors. These claims seek reimbursement for the owner operators’ business expenses, including fuel, tractor maintenance and tractor lease payments. After a decision was rendered by a DLSE hearing officer in seven of these claims, the Company appealed the decision to California Supreme Court, San Diego, where a de novo trial was held on the merits of those claims. On July 17, 2015, the court issued a final statement of decision finding that the seven claimants were employees rather than independent contractors, and awarding an aggregate of $2.0 million to the claimants. The court’s judgment is subject to appeal, and the Company is evaluating its options with respect to these claims. The Company cannot provide assurance that the Company will determine to pursue an appeal or that an appeal will be successful. The remaining DLSE claims have been transferred to California Superior Court in three separate actions involving approximately 200 claimants, including the 153 claimants mentioned above. These matters are in the initial procedural stages.
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

6. Debt
Senior Notes
On August 25, 2014, the Company completed a private placement of $500.0 million aggregate principal amount of 7.875% Senior Notes due 2019. On February 13, 2015, the Company completed an additional private placement of $400.0 million aggregate principal amount of Senior Notes due 2019 for a total issuance of $900.0 million. The additional Senior Notes due 2019 have terms identical to those of the $500.0 million Senior Notes due 2019 and were issued at a premium of 104%, resulting in a $16.0 million premium. On June 4, 2015, the Company completed a private placement of $1,600.0 million aggregate principal amount of 6.5% fixed rate Senior Notes due 2022 and €500.0 million Euro-denominated aggregate principal amount of 5.75% fixed rate Senior Notes due 2021. Total unamortized debt issuance costs related to the Senior Notes classified in other long-term assets at June 30, 2015 are $46.2 million.
The Senior Notes were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and, outside the United States, only to non-U.S. investors pursuant to Regulation S. The Senior Notes were not registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from registration requirements or a transaction not subject to the registration requirements of the Securities Act or any state securities laws. The Senior Notes due 2019 bear interest at a rate of 7.875% per annum payable semiannually, in cash in arrears, on March 1 and September 1 of each year, commencing March 1, 2015 and maturing on September 1, 2019. The Senior Notes due 2022 bear interest at a rate of 6.5% per annum payable semiannually, in cash in arrears, on June 15 and December 15 of each year, commencing December 15, 2015 and maturing on June 15, 2022. The Senior Notes due 2021 bear interest at a rate of 5.75% per annum payable semiannually, in cash in arrears, on June 15 and December 15 of each year, commencing December 15, 2015 and maturing on June 15, 2021. The Senior Notes are guaranteed by each of the Company’s direct and indirect wholly-owned restricted subsidiaries (other than certain excluded subsidiaries) that are obligors under, or guarantee obligations under, the Company’s existing credit agreement (or certain replacements thereof) or guarantee certain capital markets indebtedness of the Company or any guarantor of the Senior Notes. The Senior Notes and the guarantees thereof are unsecured, unsubordinated indebtedness of the Company and the guarantors. Among other things, the covenants of the Senior Notes limit the Company’s ability to, with certain exceptions: incur indebtedness or issue disqualified stock; grant liens; pay dividends or make distributions in respect of capital stock; make certain investments or other restricted payments; prepay or repurchase subordinated debt; sell or transfer assets; engage in certain mergers, consolidations, acquisitions and dispositions; and enter into certain transactions with affiliates.
Prior to September 1, 2016, the Company may redeem some or all of the Senior Notes due 2019 at a price equal to 100% of the principal amount of the notes plus the applicable “make-whole” premium. The “make-whole” premium equals the greater of 1% of the then outstanding principal amount of the note and the excess of (a) the present value at such redemption date of (i) the redemption price of the note, at September 1, 2016, plus (ii) all required interest payments due on the note through September 1, 2016 (excluding accrued but unpaid interest), computed using a discount rate equal to the U.S. Treasury rate as of such redemption date, plus 50 basis points; over (b) the then outstanding principal amount of the note. On and after September 1, 2016, the Company may redeem some or all of the notes for a redemption price that declines each year. The initial redemption price is 103.938% of their principal amount, plus accrued interest. The redemption price will decline each year after 2016 and will be 100% of their principal amount, plus accrued interest, beginning on September 1, 2018. In addition, on or prior to September 1, 2016, the Company may redeem up to 40% of the aggregate principal amount of notes with the proceeds of certain equity offerings at 107.875% of their principal amount plus accrued interest. The Company may make such redemption only if, after any such redemption, at least 60% of the aggregate principal amount of notes originally issued remains outstanding.
The Company may redeem some or all of the Senior Notes due 2022 at any time prior to June 15, 2018 and some or all of the Senior Notes due 2021 at any time prior to December 15, 2017, in each case at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, plus the applicable “make-whole” premium. In the case of the Senior Notes due 2022, the “make-whole” premium equals the greater of 1% of the then outstanding principal amount of the note and the excess of (a) the present value at such redemption date of (i) the redemption price of the note, at June 15, 2018, plus (ii) all required interest payments due on the note through June 15, 2018 (excluding accrued but unpaid interest), computed using a discount rate equal to the U.S. Treasury rate as of such redemption date, plus 50 basis points; over (b) the then outstanding principal amount of the note. In the case of the Senior Notes due 2021, the “make-whole” premium equals the greater of 1% of the then outstanding principal amount of the note and the excess of (a) the present value at such redemption date of (i) the redemption price of the note, at December 15, 2017, plus (ii) all required interest payments due on the note through December 15, 2017 (excluding accrued but unpaid interest), computed using a discount rate equal to the Federal Republic of Germany comparable government bond rate as of such redemption date, plus 50 basis points; over (b) the then outstanding principal amount of the note. On and after June 15, 2018, in the case of the Senior Notes due 2022, and on and after December 15, 2017, in the case of the Senior Notes due 2021, the Company may redeem some or all of the notes for a redemption price that declines each year. In the case of the Senior Notes due 2022, the initial redemption price is 103.25% of their principal amount, plus accrued interest. The redemption price will decline each year after 2018 and will be 100% of their principal amount, plus accrued interest, beginning June 15, 2020. In the case of the Senior Notes due 2021, the initial redemption price is 102.875% of their principal amount, plus accrued interest. The redemption price will decline each year after 2017 and will be 100% of their principal amount, plus accrued interest, beginning June 15, 2020. In addition, on or prior to June 15, 2018 for the Senior Notes due 2022 and on or prior to December 15, 2017 for the Senior Notes due 2021, the Company may redeem up to 40% of the aggregate principal amount of each series of such notes with the proceeds of certain equity offerings at 106.5%, in the case of the Senior Notes due 2022, and at 105.75%, in the case of the Senior Notes due 2021, of their principal amount plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The Company may make such redemption only if, after any such redemption, at least 60% of the aggregate principal amount of notes of the applicable series remains outstanding.
Euro Private Placement Notes
In conjunction with the Company's acquisition of ND described in Note 3—Acquisitions, the Company assumed ND's Euro private placement debt of €75.0 million aggregate principal amount of 3.80% Notes due December 20, 2019 (the “Euro Private Placement Notes due 2019”) and €160.0 million aggregate principal amount of 4.00% Notes due December 20, 2020 (the “Euro Private Placement Notes due 2020” and together with the Euro Private Placement Notes due 2019, the “Euro Private Placement Notes”). The Euro Private Placement Notes due 2019 bear interest at a rate of 3.80% per annum payable annually, in cash in arrears, on December 20 of each year, maturing on December 20, 2019. The Euro Private Placement Notes due 2020 bear interest at a rate of 4.00% per annum payable annually, in cash in arrears, on December 20 of each year, maturing on December 20, 2020.
Under the terms of the Euro Private Placement Notes, the Company is required to give notice of the change of control to the holders of the Euro Private Placement Notes within 30 calendar days following its occurrence and the notice must specify the date fixed for early redemption which will be no earlier than 25 business days and no later than 30 business days from the date of the publication of the notice and the period of at least 15 business days from the publication of the notice during which the holders of the Euro Private Placement Notes may exercise their option. The consummation of the ND Share Purchase constituted a change of control under the terms and conditions of the Euro Private Placement Notes. As a result, each holder of the Euro Private Placement Notes has the option to require the Company to redeem all of the Euro Private Placement Notes held by such holder, at their principal amount plus accrued interest. The Company gave the required notice to the holders of the Euro Private Placement Notes in June 2015.
The Euro Private Placement Notes are subject to leverage ratio and indebtedness ratio financial covenants, as defined in the agreements. ND is required to maintain a leverage ratio of less than or equal to 3.50 and an indebtedness ratio of less than or equal to 2.00 as of each semi-annual testing date. As of June 30, 2015, ND is in compliance with the financial covenants.
The Company may redeem all, but not some, of the Euro Private Placement Notes at any time prior to the maturity date, at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, plus the applicable “make-whole” premium. The “make-whole” premium equals the benchmark rate, based on a French government bond with a similar maturity date as the Euro Private Placement Notes, plus 50 basis points, multiplied by the then outstanding principal amount of the Euro Private Placement Notes.
Asset Financing
In conjunction with the Company's acquisition of ND, the Company assumed ND's asset financing arrangements. At June 30, 2015, the Company had outstanding $326.2 million aggregate principal amount of asset financing. The financing is unsecured and is used to purchase Company-owned trucks in Europe. The financing arrangements are denominated in USD, EUR, British Pounds Sterling and Romanian New Lei, with primarily floating interest rates. As of June 30, 2015, interest rates on asset financing range from 0.386% to 5.5% and initial terms range from five years to ten years.
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
As of June 30, 2015, the Company and certain of its wholly-owned subsidiaries, as borrowers, were parties to a $415.0 million multicurrency secured Amended and Restated Revolving Loan Credit Agreement (the “Amended Credit Agreement”) with the lender parties thereto and Morgan Stanley Senior Funding, Inc., as administrative agent for such lenders, with a commitment termination date of October 17, 2018. The principal amount of the commitments under the Amended Credit

Agreement may be increased by an aggregate amount of up to $100.0 million, subject to certain terms and conditions specified in the Amended Credit Agreement. At June 30, 2015, the Company had outstanding letters of credit of $19.2 million. Total unamortized debt issuance costs related to the Amended Credit Agreement classified in other long-term assets at June 30, 2015 are $2.8 million.
On August 8, 2014, the Company amended its revolving loan facility to permit, among other things, the acquisition of New Breed and the related transactions and the offering of the Senior Notes due 2019. On May 29, 2015, the Company further amended its revolving loan facility to permit, among other things, the acquisition of ND and the related transactions and the offering of the Senior Notes due 2022 and Senior Notes due 2021.
The proceeds of the Amended Credit Agreement may be used by the Company and its subsidiaries for ongoing working capital needs, other general corporate purposes, including strategic acquisitions, and fees and expenses in connection with future transactions. At June 30, 2015, the Company had no amount drawn under the Amended Credit Agreement. Borrowings under the Amended Credit Agreement bear interest at a per annum rate equal to, at the Company’s option, the one, two, three or six month (or such other period less than one month or greater than six months as the lenders may agree) LIBOR rate plus a margin of 1.75% to 2.25%, or a base rate plus a margin of 0.75% to 1.25%. The Company is required to pay an undrawn commitment fee equal to 0.25% or 0.375% of the quarterly average undrawn portion of the commitments under the Amended Credit Agreement, as well as customary letter of credit fees. The margin added to LIBOR, or base rate, will depend on the quarterly average availability of the commitments under the Amended Credit Agreement.
All obligations under the Amended Credit Agreement are secured by substantially all of the Company’s assets and unconditionally guaranteed by certain of its subsidiaries, provided that no foreign subsidiary guarantees, and no assets of any foreign subsidiary secures, any obligations of any of the Company’s domestic borrower subsidiaries. Within the meaning of Regulation S-X, Rule 3-10, XPO has no independent assets or operations, the guarantees of its subsidiaries are full and unconditional and joint and several, and any subsidiaries other than the guarantor subsidiaries are minor. The Amended Credit Agreement contains representations, warranties and covenants that are customary for agreements of this type. Among other things, the covenants in the Amended Credit Agreement limit the Company’s ability to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make certain investments and restricted payments; and enter into certain transactions with affiliates. In certain circumstances, the Amended Credit Agreement also requires the Company to maintain minimum Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) or, at the Company’s election, maintain a Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) of not less than 1.00 to 1.00. If an event of default under the Amended Credit Agreement shall occur and be continuing, the commitments thereunder may be terminated and the principal amount outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable. Certain subsidiaries acquired by the Company in the future may be excluded from the restrictions contained in certain of the foregoing covenants.
Convertible Senior Notes
At June 30, 2015, the Company had outstanding $72.1 million aggregate principal amount of Convertible Notes. Total unamortized debt issuance costs classified in other long-term assets at June 30, 2015 are $1.6 million. Interest is payable on the Convertible Notes on April 1 and October 1 of each year.
During the six-months ended June 30, 2015, the Company issued an aggregate of 2,112,834 shares of the Company’s common stock to certain holders of the Convertible Notes in connection with the conversion of $34.7 million aggregate principal amount of the Convertible Notes. The conversions were allocated to long-term debt and equity in the amounts of $29.3 million and $35.6 million, respectively. A loss on conversion of $6.9 million was recorded as part of the transactions. Certain of these transactions represented induced conversions pursuant to which the Company paid the holder a market-based premium in cash. The negotiated market-based premiums, in addition to the difference between the current fair value and the book value of the Convertible Notes, were reflected in interest expense. The number of shares of common stock issued in the foregoing transactions equals the number of shares of common stock presently issuable to holders of the Convertible Notes upon conversion under the original terms of the Convertible Notes.
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
The following table outlines the Company’s debt obligations as of June 30, 2015 and December 31, 2014 (in millions):

	Interest rates	Term (months)	As of June 30, 2015	As of December 31, 2014
Revolving credit facility	4.38%	60	$—	$—
Senior notes due 2022	6.50%	84	1,600.0	—
Senior notes due 2021	5.75%	72	559.5	—
Senior notes due 2019	7.88%	60	900.0	500.0
Convertible senior notes	4.50%	60	72.1	106.8
Euro private placement notes due 2020	4.00%	84	179.0	—
Euro private placement notes due 2019	3.80%	72	83.9	—
Asset financing	1.38%	66	326.2	—
Notes payable	N/A	N/A	2.1	1.8
Capital leases for equipment	1.70%	63	39.8	0.2
Total debt			3,762.6	608.8
Plus: unamortized premium on senior notes due 2019			14.7	—
Plus: unamortized fair value adjustment on Euro private placement notes			1.6	—
Less: unamortized discount on convertible senior notes			(8.0)	(14.9)
Less: current maturities of long-term debt			(365.2)	(1.8)
Total long-term debt, net of current maturities			$3,405.7	$592.1

7. Property and Equipment
The following table sets forth the Company’s property and equipment as of June 30, 2015 and December 31, 2014 (in millions):

	As of June 30, 2015	As of December 31, 2014
Property and Equipment, at cost
Buildings and leasehold improvements	$166.7	$33.2
Vehicles, trailers and tankers	337.6	4.4
Rail cars, containers and chassis	13.3	13.0
Machinery and equipment	236.6	44.4
Office and warehouse equipment	63.8	32.9
Computer software and equipment	228.6	141.3
	1,046.6	269.2
Less: Accumulated depreciation	(88.1)	(47.3)
Total Property and Equipment, net	$958.5	$221.9
The net book value of capitalized internally-developed software totaled $98.8 million and $70.1 million as of June 30, 2015 and December 31, 2014, respectively. Depreciation of property and equipment was $26.5 million and $7.1 million for the three-month periods ended June 30, 2015 and 2014, respectively, and $42.3 million and $10.9 million for the six-month periods ended June 30, 2015 and 2014, respectively.
8. Intangible Assets
The following table sets forth the Company’s identifiable intangible assets as of June 30, 2015 and December 31, 2014 (in millions):

	As of June 30, 2015	As of December 31, 2014
Definite-lived intangibles:
Customer lists and relationships	$1,266.6	$376.6
Trade name	46.5	15.4
Non-compete agreements	16.4	9.8
Carrier relationships	12.1	12.1
Other intangible assets	2.2	2.2
	1,343.8	416.1
Less: Accumulated amortization	(113.4)	(74.6)
Total Identifiable Intangible Assets, net	$1,230.4	$341.5
Estimated amortization expense for the definite-lived intangible assets for the years ending December 31, 2015, 2016, 2017, 2018 and 2019 is as follows (in millions):

	2015	2016	2017	2018	2019
Estimated amortization expense	$95.0	$151.4	$134.6	$125.7	$119.9
Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.
Intangible asset amortization expense recorded in sales, general and administrative expense was $29.6 million and $18.3 million for the three-month periods ended June 30, 2015 and 2014, respectively, and $47.6 million and $25.6 million for the six-month periods ended June 30, 2015 and 2014, respectively.
During the second quarter of 2015, the Company rebranded its services under the single global brand of XPO Logistics. As a result of this action, the Company accelerated the amortization of $1.9 million in definite-lived intangible assets related to the New Breed and NLM trade names based on the reduction in remaining useful lives. The accelerated amortization was recorded during the quarter ended June 30, 2015. All other trade name intangible assets were fully amortized or previously adjusted for acceleration.
9. Goodwill
The following table is a roll-forward of goodwill from December 31, 2014 to June 30, 2015. The current period additions are the result of the goodwill recognized as excess purchase price in the acquisitions of ND, BTT and UX, additional estimated litigation liabilities, and other adjustments related to prior year acquisitions for which the measurement period remained open (in millions). For additional information on the litigation liabilities refer to Note 5—Commitments and Contingencies.

	Transportation	Logistics	Total
Goodwill at December 31, 2014	$577.0	$352.3	$929.3
Acquisitions	911.2	1,536.7	2,447.9
Impact of foreign exchange translation	2.1	3.8	5.9
Litigation liability adjustments, net of tax	10.5	—	10.5
Other adjustments	(1.2)	(0.6)	(1.8)
Goodwill at June 30, 2015	$1,499.6	$1,892.2	$3,391.8
10. Redeemable Noncontrolling Interest
On June 11, 2015, in connection with its acquisition of ND, the Company filed with the AMF the Tender Offer to purchase all of the outstanding ordinary shares of ND (other than the shares already owned by XPO) at a price of €217.50 per ND share. On June 23, 2015, the Company received the necessary approvals from the AMF to launch the Tender Offer and the Tender Offer was launched on June 25, 2015. The Tender Offer remained open for a period of 16 trading days until July 17, 2015. The minority shareholders had the right to sell their shares of ND to the Company and the Company had the obligation to purchase those shares at the Tender Offer price; therefore, the Company classified the noncontrolling interest as mezzanine equity in the condensed consolidated balance sheet and adjusted the balance to its maximum redemption amount at the balance sheet date. The financial results of ND are attributed to the noncontrolling interests based on their ownership percentage and are disclosed in the condensed consolidated statement of operations. Subsequent to the allocation of earnings, the carrying value has been adjusted to its redemption value as of the balance sheet date with a corresponding adjustment to additional paid-in capital. As of June 30, 2015, the Company purchased 485,830 shares under the Tender Offer and acquired a total of approximately 72% of the share capital of ND. Refer to Note 18—Subsequent Events for the Company's ownership percentage of ND upon closing of the Tender Offer.
The following table is a roll-forward of the redeemable noncontrolling interest from December 31, 2014 to June 30, 2015 (in millions):

As of December 31, 2014	$—
ND acquisition noncontrolling interest	784.2
Comprehensive gain attributable to redeemable noncontrolling interest	0.8
Adjustment to record noncontrolling interest at redemption value	1.6
Adjustments for shares purchased, net of currency adjustment	(118.8)
As of June 30, 2015	$667.8
11. Stockholders' Equity
Series C Convertible Perpetual Preferred Stock and Common Stock
On May 29, 2015, the Company entered into fifteen separate Investment Agreements (the “Investment Agreements”) with sovereign wealth funds and institutional investors (collectively, the “Purchasers”). Pursuant to the Investment Agreements, on June 3, 2015, the Company issued and sold 15,499,445 shares (the “Purchased Common Shares”) in the aggregate of the Company's common stock, par value $0.001 per share (the “Company Common Stock”), and 562,525 shares (the “Purchased Preferred Stock” and, together with the Purchased Common Shares, the “Purchased Securities”) in the aggregate of the Company’s Series C Convertible Perpetual Preferred Stock, par value $0.001 per share, in a private placement. The purchase price per Purchased Common Share was $45.00 (resulting in aggregate gross proceeds to the Company of approximately $697.5 million), and the purchase price per share of Purchased Preferred Stock was $1,000 (resulting in aggregate gross proceeds to the Company of approximately $562.5 million). Subject to the approval of the Company’s stockholders, the

Purchased Preferred Stock will be mandatorily converted into an aggregate of 12,500,546 additional shares of Company Common Stock. The Company intends to hold a special meeting of stockholders to obtain approval for conversion during the third quarter of 2015. The issuance and sale of the Purchased Securities pursuant to the Investment Agreements are exempt from registration under the Securities Act, pursuant to Section 4(a)(2) of the Securities Act, or any state securities laws. The Purchased Securities are “restricted shares” as defined in Rule 144, promulgated under the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The aggregate purchase price for the Purchased Securities is $1,260.0 million and the Company received net proceeds of $1,228.1 million after equity issuance costs. The total net proceeds from the investment were allocated between common and preferred stock based on the relative fair values of each instrument.
The Purchased Preferred Stock was issued with an initial conversion price of $45.00 per share. As of May 29, 2015, the Company's common stock price was $49.16. As a result, the conversion feature was issued “in-the-money” and the Company allocated the intrinsic value of the conversion feature of $52.0 million to additional paid-in capital. The beneficial conversion feature is contingent upon receiving approval of the Company's stockholders and will be recognized in net income/(loss) available to common shareholders when stockholder approval is obtained.
Prior to October 3, 2015, holders of the shares of Series C Convertible Perpetual Preferred Stock shall be entitled to participate equally and ratably with the holders of shares of common stock in all dividends on the shares of common stock. Commencing on October 3, 2015, holders of the shares of Series C Convertible Perpetual Preferred Stock shall be entitled to cumulative dividends on the Series C Preferred Stock payable quarterly in January, April, July and October of each year at an annual rate of 7.5% per share; however, the Company intends to mandatorily convert the Series C Preferred Stock into Company Common Stock prior to that date. The Company may make each dividend payment in cash or, at the Company's option, by the issuance of additional shares of Series C Preferred Stock. If dividends are paid-in-kind, the Company will evaluate the need for a beneficial conversion feature upon each issuance by determining if the common stock price then in effect exceeds the accounting conversion price upon issuance.
12. Stock-Based Compensation
During the three- and six-month periods ended June 30, 2015 and 2014, the Company recognized the following stock-based compensation expense in sales, general and administrative expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock-based compensation expense	$23.1	$1.6	$25.4	$3.8
The Company did not realize any excess tax benefit for tax deductions from the stock-based compensation plan in the three- and six-month periods ended June 30, 2015 and 2014.
As discussed further in Note 3—Acquisitions, the Company settled the outstanding warrants and certain performance stock awards of ND. The portion of the fair value of the warrants and performance shares not attributable to service performed prior to the acquisition date was recorded as stock-based compensation expense in the post-combination period. The amount of stock-based compensation expense related to the settlement of ND stock awards included in both the three- and six-month periods ended June 30, 2015 was $18.5 million. The $8.5 million of stock-based compensation expense related to the warrants was settled in cash during the second quarter of 2015 in conjunction with the acquisition.
Stock Options
A summary of stock option award activity for the six-month period ended June 30, 2015 is presented below:

	Stock Options
		Weighted Average Exercise Price		Weighted Average Grant Date Fair Value	Weighted Average Remaining Term
	Stock		Exercise
	Options		Price Range
Outstanding at December 31, 2014	1,344,795	$11.70	$2.68 - $27.87	$6.04	6.84
Granted	—	—	N/A	—
Exercised	(48,183)	7.53	$2.68 - $23.31	2.58
Forfeited	(20,300)	13.99	$12.10 - $17.81	5.93
Outstanding at June 30, 2015	1,276,312	$11.83	$2.68 - $27.87	$5.71	6.49
Options exercisable at June 30, 2015	843,687	$11.25	$2.68 - $27.87	$5.37	6.33

The stock-based compensation expense for stock options was $0.8 million and $0.3 million for the three-month periods ended June 30, 2015 and 2014, respectively, and $1.3 million and $0.8 million for the six-month periods ended June 30, 2015 and 2014, respectively. As of June 30, 2015, the Company had 843,687 options vested and exercisable and $1.8 million of unrecognized compensation cost related to stock options. The intrinsic value of options vested and exercisable at June 30, 2015 was $28.6 million. The remaining estimated compensation expense related to the existing stock options for the periods ended December 31, 2015, 2016, 2017, 2018 and 2019 is as follows:

	2015	2016	2017	2018	2019
Remaining estimated compensation expense related to existing stock options	$0.6	$0.8	$0.2	$0.1	$0.1
The total intrinsic value of options exercised during the six-month periods ended June 30, 2015 and 2014 was $1.9 million and $1.0 million, respectively.
Restricted Stock Units and Performance-based Restricted Stock Units
A summary of RSU and PRSU award activity for the six-month period ended June 30, 2015 is presented below:

	Restricted Stock Units		Performance-based Restricted Stock Units
		Weighted Average Grant Date Fair Value	Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value
	Restricted
	Stock Units
Outstanding at December 31, 2014	692,823	$15.23	1,563,951	$20.86
Granted	25,542	40.63	271,520	29.69
Vested	(36,341)	27.12	(79)	27.61
Forfeited	(24,093)	29.41	(3,418)	28.47
Outstanding at June 30, 2015	657,931	$15.08	1,831,974	$22.16
The stock-based compensation expense for outstanding RSUs was $1.0 million and $1.3 million for the three month-periods ended June 30, 2015 and 2014, respectively, and $2.2 million and $3.0 million for the six-month periods ended June 30, 2015 and 2014, respectively. The total fair value of RSUs vested during the six-month periods ended June 30, 2015 and 2014 was $1.6 million and $1.3 million, respectively. Of the 657,931 outstanding RSUs, 417,217 vest subject to service conditions and 240,714 vest subject to service and market conditions.
The stock-based compensation expense for outstanding PRSUs was $2.8 million and $3.4 million for the three- and six-month periods ended June 30, 2015, respectively. No PRSUs vested during and no stock-based compensation expense was recognized for outstanding PRSUs for the six-month period ended June 30, 2014. Of the 1,831,974 outstanding PRSUs, 1,723,393 vest subject to service and a combination of market and performance conditions and 108,581 vest subject to service and performance conditions.
As of June 30, 2015, the Company had approximately $12.0 million of unrecognized compensation cost related to non-vested RSU and PRSU compensation that is anticipated to be recognized over a weighted-average period of approximately 1.62 years. Remaining estimated compensation expense related to outstanding RSUs and PRSUs for the years ending December 31, 2015, 2016, 2017, 2018 and 2019 is as follows:

	2015	2016	2017	2018	2019
Remaining estimated compensation expense related to outstanding RSUs and PRSUs deemed probable	$5.2	$4.4	$1.5	$0.8	$0.1
The remaining estimated compensation expense excludes the impact of PRSUs not deemed probable as of June 30, 2015. The unrecognized compensation cost related to PRSUs not deemed probable as of June 30, 2015 is $27.2 million.
13. Employee Benefit Plans
As a result of the Company's acquisition of ND as described in Note 3—Acquisitions, the Company maintains defined benefit pension plans for certain employees in the United Kingdom (the “UK”), France, Italy, the Netherlands, Belgium, Poland, Germany, India and Sri Lanka. The largest portion of the Company's total projected benefit obligation is associated with the UK plans, Christian Salvesen Pension Scheme (“CSPS”) and TDG Pension Scheme (“TDGPS”). The pension plans do not allow for new plan participants or additional benefit accruals. Defined benefit pension plan obligations are measured based on the present value of projected future benefit payments for all participants for services rendered to date. The projected benefit obligation is a measure of benefits attributed to service to date assuming that the plan continues in effect and that estimated future events (including turnover and mortality) occur. The net periodic benefit costs are determined using assumptions regarding the projected benefit obligation and the fair value of plan assets as of the beginning of each year. Net periodic benefit costs are recorded in sales, general and administrative expense. The funded status of the defined benefit pension plans, which represents the difference between the projected benefit obligation and the fair value of plan assets, is calculated on a plan-by-plan basis. The Company did not have defined benefit pension plans prior to its June 2015 acquisition of ND.
The following tables provide a reconciliation of the changes in the UK plans' projected benefit obligations as of June 30, 2015 (in millions):

Projected benefit obligation at January 1, 2015	$—
From ND acquisition	1,393.4
Interest cost	3.5
Actuarial (gain) loss	(24.3)
Foreign currency exchange rate changes	40.2
Benefits paid	(4.5)
Projected benefit obligation at June 30, 2015	$1,408.3
The accumulated benefit obligation of the UK plans is $1,408.3 million as of June 30, 2015.
The following tables provide a reconciliation of the changes in the UK plans' fair value of plan assets as of June 30, 2015 (in millions):

Fair value of plan assets at January 1, 2015	$—
From ND acquisition	1,290.5
Actual return on plan assets	(5.5)
Employer contributions	1.1
Benefits paid	(4.5)
Foreign currency exchange rate changes	37.3
Fair value of plan assets at June 30, 2015	$1,318.9
The following table sets forth the funded status of the UK plans and the amounts recognized in the Company's consolidated balance sheets as of June 30, 2015 (in millions):

As of June 30, 2015
Funded Status:
Fair value of plan assets	$1,318.9
Projected benefit obligation	(1,408.3)
Funded status at June 30, 2015	$(89.4)
Funded Status Recognized in Balance Sheet:
Employee benefit obligations	$(89.4)
Total liability at June 30, 2015	$(89.4)
Amounts Recognized in Accumulated Other Comprehensive Income:
Net actuarial (gain) loss	$(14.4)
Total, before tax effects	$(14.4)
The projected benefit obligation and accumulated benefit obligation exceed plan assets for all pension plans as of June 30, 2015. No amounts in accumulated other comprehensive income/(loss) are expected to be recognized as components of net expense/(income) for the twelve month period ended June 30, 2016.

The following table sets forth the amount of net periodic benefit cost for the UK plans for the three- and six-month periods ended June 30, 2015 (in millions):

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Interest cost	$3.5	$3.5
Expected return on plan assets	(4.4)	(4.4)
Net periodic benefit cost	$(0.9)	$(0.9)
The following table outlines information for pension plans with an accumulated benefit obligation in excess of plan assets as of June 30, 2015 (in millions):

	CSPS	TDGPS	Total
Projected benefit obligation	$709.7	$698.6	$1,408.3
Accumulated benefit obligation	709.7	698.6	1,408.3
Fair value of plan assets	630.1	688.8	1,318.9
The following table outlines the weighted-average assumptions used to determine the projected benefit obligation and net periodic benefit cost for the three- and six-month periods ended June 30, 2015 (in millions):

Discount rate	3.70%
Expected long-term rate of return on plan assets	5.00%
No rate of compensation increase was assumed as the UK plans are frozen to additional participant benefit accruals. The approach to determine the 5% expected long-term rate of return on plan assets considers the global asset allocation of the plans, inflation, bond yields, historical returns, and other factors. As of June 30, 2015, the impact of a 25 basis point decrease in the discount rate would increase the projected benefit obligation by approximately $55.3 million.
The following table sets forth expected employer contributions and expected benefit payments to the UK plans for the periods presented (in millions):

Expected Employer Contributions:
2015	$14.3
Expected Benefit Payments:
2015	$53.4
2016	$55.0
2017	$56.6
2018	$58.1
2019	$62.8
2020 - 2024	$351.9
Plan Assets
The UK plans assets are segregated from those of the Company and invested by trustees, which include Company representatives, with the goal of meeting the respective plans' projected future pension liabilities. The trustees' investment objectives are to meet the performance target set in the deficit recovery plans of the schemes in a risk-controlled framework. The actual asset allocations of the plans are in line with the target asset allocations. The Company's global pension asset allocation is the result of the asset allocations of the individual plans, which are set by the respective trustees. The target asset allocation of the CSPS consists of 25% matching assets (UK gilts and cash) and 75% growth assets (consisting of government and credit - commingled funds, illiquid credit, hedge funds, dynamic asset allocation, and risk parity). The CSPS target asset allocation also includes 40% notional exposure for synthetic equity exposure. The target asset allocation of the TDG consists of 30% matching assets (UK gilts and cash) and 70% growth assets (consisting of government and credit - commingled funds, illiquid credit, hedge funds, real estate alternatives, dynamic asset allocation, and risk parity). The target asset allocations of both plans include acceptable ranges for each asset class, which are typically +/- 10% from the target.

The risk parity and dynamic asset allocation categories include investments in multi-asset funds. These funds are designed to provide a diversified exposure to markets with less volatility than equities. Collateral assets consist of UK gilts and cash, which are used to back derivative positions used to hedge the sensitivity of the liability to changes in interest rates and inflation, such that approximately 85% of the actuarial liability sensitivities were hedged as of June 30, 2015. The derivative positions are also used to gain a synthetic exposure to equity markets. Investments in illiquid credit fixed income securities, real estate and hedge funds are less liquid and typically are categorized as Level 3 in the fair value hierarchy, given the inherent restrictions on redemptions that may impact the Company's ability to sell the investment at its net asset value in the near term.
The following table sets forth the fair values of investments held in the UK plans by major asset category as of June 30, 2015 (in millions), as well as the percentage that each asset category comprises of total plan assets:

	Level 1	Level 2	Level 3	Total Assets	Percentage of Plan Assets
Cash and Cash Equivalents	$23.9	$—	$—	$23.9	1.8%
Fixed Income Securities
Government	356.3	—	—	356.3	27.0
Government and credit - commingled funds	—	228.5	—	228.5	17.3
Illiquid credit	—	—	56.7	56.7	4.3
Derivatives
Equity	32.2	(0.6)	—	31.6	2.4
Interest rate	—	24.4	—	24.4	1.9
Real Estate	—	—	1.9	1.9	0.1
Hedge Funds	—	—	47.0	47.0	3.6
Diversified Multi-Asset Funds
Risk parity	—	269.1	—	269.1	20.4
Dynamic asset allocation	55.6	223.9	—	279.5	21.2
Total	$468.0	$745.3	$105.6	$1,318.9	100.0%
The following table is a roll-forward of Level 3 instruments measured at fair value on a recurring basis from December 31, 2014 to June 30, 2015 (in millions):

	Illiquid Credit	Hedge Funds	Real Estate	Total
Balance at December 31, 2014	$—	$—	$—	$—
From ND acquisition	56.5	46.3	1.9	104.7
Actual return on assets:
Assets held at end of period	0.2	0.7	—	0.9
Assets sold during the period	—	—	—	—
Purchases	—	—	—	—
Sales	—	—	—	—
Balance at June 30, 2015	$56.7	$47.0	$1.9	$105.6
There was no XPO common stock held in plan assets as of June 30, 2015.
The benefit plans in France, Italy, the Netherlands, Belgium, Poland, India and Sri Lanka are unfunded. The fair value of plan assets in the German benefit plan was $3.3 million as of June 30, 2015. Plan assets in the German benefit plan consist of $3.3 million of restricted cash. The funded status of the benefit plans in France, Italy, the Netherlands, Belgium, Poland, Germany, India and Sri Lanka is a liability of $38.1 million as of June 30, 2015.
14. Income Taxes
The Company has determined its interim tax provision projecting an estimated annual effective tax rate. For the three- and six-months ended June 30, 2015, the Company recorded an income tax benefit of $9.5 million and $23.2 million, respectively, yielding an effective tax rate of 10.8% and 19.9%, respectively. The effective tax rates differ from the U.S. statutory rate of 35% in the three- and six-month periods ended June 30, 2015 primarily due to the adjustment of valuation allowances on the Company's net federal, state and foreign deferred tax assets, the non-taxable nature of certain foreign exchange translations and last mile holdback liability release, and the mix of income among the jurisdictions in which the Company does business with statutory tax rates that differ from the U.S. rate.
For the three- and six-months ended June 30, 2014, the Company recorded an income tax benefit of $1.8 million and $5.1 million, respectively, yielding an effective tax rate of 11.5% and 10.8%, respectively. The effective tax rates differ from the expected effective tax rate of 35% due primarily to the establishment of a valuation allowance on the Company's net federal and state deferred tax assets, non-deductible loss on convertible debt, other non-deductible amounts and the change in the mix of income among the jurisdictions in which the Company does business with statutory tax rates that differ from the U.S. rate.
The Company had valuation allowances of approximately $56.2 million and $7.1 million as of June 30, 2015 and December 31, 2014, respectively, on the deferred tax assets generated for federal, state and foreign net operating losses where it is not more likely than not that the deferred tax assets will be utilized. In evaluating the Company’s ability to realize its deferred income tax assets, the Company considers all available positive and negative evidence, including operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction by jurisdiction basis.
In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of June 30, 2015, the Company has not made a provision for U.S. or additional foreign withholding taxes for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration, if any exists. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.
15. Derivative Instruments
In the normal course of business, the Company is exposed to certain risks arising from business operations and economic factors. To manage the volatility related to exposure to fluctuations in interest rates and foreign currencies, the Company uses derivative instruments. The objective of the derivative instruments is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency rates and interest rates. These financial instruments are not used for trading or other speculative purposes. The Company has not historically incurred, and does not expect to incur in the future, any losses as a result of counterparty default.
The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes linking cash flow hedges to specific forecasted transactions or variability of cash flow to be paid. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the designated derivative instruments that are used in hedging transactions are highly effective in offsetting changes in cash flow of hedged items. When a derivative instrument is determined not to be highly effective as a hedge or the underlying hedged transaction is no longer probable, hedge accounting is discontinued prospectively. See Note 2—Basis of Presentation and Significant Accounting Policies of the condensed consolidated financial statements for the Company's accounting policies for derivative instruments.
Hedge of Net Investments in Foreign Operations
In connection with the issuance of the Senior Notes due 2022, the Company entered into certain cross-currency swap agreements with a notional amount of $730.9 million to manage the related foreign currency exchange risk by effectively converting a portion of the fixed-rate USD-denominated Senior Notes due 2022, including the semi-annual interest payments, to fixed-rate, EUR-denominated debt. The risk management objective is to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies and reduce the variability in the functional currency equivalent cash flows of a portion of the Senior Notes due 2022. During the term of the swap contracts, the Company will receive semi-annual interest payments in June and December of each year from the counterparties based on USD fixed interest rates, and the Company will make semi-annual interest payments in June and December of each year to the counterparties based on EUR fixed interest rates. At maturity, the Company will repay the original principal amount in EUR and receive the principal amount in USD. The Company has designated the cross-currency swap agreements as qualifying hedging instruments and is accounting for these as net investment hedges. The gains and losses resulting from fair value adjustments to the cross-currency swap agreements are recorded in accumulated other comprehensive income (as cumulative translation adjustments) to the extent that the cross-currency swaps are effective in hedging the designated risk. The Company did not record any ineffectiveness for the three- and six-month periods ended June 30, 2015. The Company did not have cross-currency swap agreements in 2014.
In addition to the cross-currency swaps, the Company uses foreign currency denominated notes as nonderivative hedging instruments of its net investments in foreign operations. The Company designated $235.8 million of its Senior Notes due 2021 included in senior notes on the condensed consolidated balance sheets as a net investment hedge of its investments in international subsidiaries that use the EUR as their functional currency. The gains and losses resulting from exchange rate adjustments to the foreign currency denominated notes are recorded in accumulated other comprehensive income (as cumulative translation adjustments) to the extent that the foreign currency denominated notes are effective in hedging the designated risk. The Company did not record any ineffectiveness for the three- and six-month periods ended June 30, 2015. The Company did not have foreign currency denominated notes designated as hedging instruments in 2014.
Interest Rate Hedging
In order to mitigate variability in forecasted interest payments on the Company’s EUR-denominated asset financings that are based on benchmark interest rates (e.g., Euribor), the Company has entered into interest rate swaps. The objective is for the cash flows of the interest rate swaps to offset any changes in cash flows of the forecasted interest payments attributable to changes in the benchmark interest rate. The interest rate swaps convert floating rate interest payments into fixed rate interest payments. The Company has designated the interest rate swaps as qualifying hedging instruments and is accounting for these as cash flow hedges of the forecasted obligations. The gains and losses resulting from fair value adjustments to the interest rate swaps are recorded in accumulated other comprehensive income to the extent that the interest rate swaps are effective in hedging the designated risk. The Company did not record any ineffectiveness for the three- and six-month periods ended June 30, 2015. The gains and losses will be reclassified from accumulated other comprehensive income to interest expense on the dates that interest payments accrue, or when the hedged item becomes probable not to occur. The Company is hedging its exposure to the variability in future cash flows for forecasted interest payments through December 2017. The Company did not have interest rate swaps in 2014.
Foreign Currency Forward Contract
In order to manage the short-term effect of foreign currency exchange rate fluctuations in connection with a portion of the cash consideration paid in EUR to acquire a majority interest in the outstanding share capital of ND, the Company entered into a $1,864.5 million short-term foreign currency forward contract in the second quarter of 2015. The foreign currency forward contract allows the Company to purchase fixed amounts of EUR in the future at an exchange rate of €1.00 to $1.13. The Company did not designate the foreign currency forward contract as a qualifying hedging instrument. Gains or losses on the foreign exchange forward contract are recorded in other expense in the condensed consolidated statements of operations. During the three- and six-month periods ended June 30, 2015, $1,672.4 million of the foreign currency forward contract was settled. During the three- and six-month periods ended June 30, 2015, the loss recorded in the condensed consolidated statements of operations related to the foreign currency forward contract was $7.8 million. The Company did not have foreign currency forward contracts in 2014.
The following table presents the location on the condensed consolidated balance sheets in which the Company’s derivative and nonderivative instruments have been recognized, the fair value hierarchy level applicable to each type of derivative and nonderivative instrument, and the related notional amounts and fair values as of June 30, 2015 (in millions):

	Balance Sheet Location	Fair Value Hierarchy Level	Notional Amount	Fair Value
Derivatives designated as hedges:
Cross-currency swap agreements	Other long-term liabilities	Level 2	$730.9	$(31.9)
Interest rate swaps	Other current liabilities Other long-term liabilities	Level 2	212.6	(10.0)
Derivatives not designated as hedges:
Foreign currency forward contract	Other current assets	Level 2	192.1	1.9
Total			$1,135.6	$(40.0)
The following table indicates the amount of gains/(losses) that have been recognized in accumulated other comprehensive income in the condensed consolidated balance sheets and gains/(losses) recognized in earnings in the condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2015 for those derivative and nonderivative instruments designed as qualifying hedging instruments (in millions):

	Recognized in Accumulated Other Comprehensive Income		Recognized in Earnings
	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2015	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2015
Derivatives designated as hedges:
Cross-currency swap agreements	$(31.9)	$(31.9)	—	—
Interest rate swaps	(0.7)	(0.7)	—	—
Nonderivatives designated as hedges:
Foreign currency denominated notes	0.6	0.6	—	—
Total	$(32.0)	$(32.0)	$—	$—
16. Earnings per Share
Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are computed by dividing net income available to common stockholders by the combined weighted average number of shares of common stock outstanding and the potential dilution of stock options, warrants, RSUs, PRSUs, Convertible Notes and the Company’s Series A Convertible Perpetual Preferred Stock, par value $0.001 per share, outstanding during the period, if dilutive. Due to the contingent stockholder approval necessary to convert the Series C Convertible Perpetual Preferred Stock into common stock, the Series C Convertible Perpetual Preferred Stock will not be included in the denominator used to calculate diluted earnings per common share until the contingency has been satisfied. The weighted-average of potentially dilutive securities excluded from the computation of diluted earnings per share for the three- and six-months ended June 30, 2015 and 2014 is shown per the table below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Basic weighted average common stock outstanding	84,335,406	52,564,636	81,595,744	46,969,847
Potentially Dilutive Securities:
Shares underlying the conversion of preferred stock to common stock	10,451,861	10,476,430	10,464,078	10,489,784
Shares underlying the conversion of the convertible senior notes	4,384,077	7,341,524	4,775,541	7,540,478
Shares underlying warrants to purchase common stock	8,902,930	7,765,457	8,816,428	7,886,891
Shares underlying stock options to purchase common stock	650,244	497,716	642,925	513,254
Shares underlying restricted stock units and performance-based restricted stock units	1,177,131	714,896	1,103,458	657,583
	25,566,243	26,796,023	25,802,430	27,087,990
Diluted weighted average shares outstanding	109,901,649	79,360,659	107,398,174	74,057,837
The impact of this dilution was not reflected in the earnings per share calculations in the condensed consolidated statements of operations because the impact was anti-dilutive. The treasury method was used to determine the shares underlying warrants, stock options, RSUs and PRSUs for potential dilution with an average market price of $46.89 per share and $26.41 per share for the three-month periods ended June 30, 2015 and 2014, respectively, and $44.43 per share and $27.61 per share for the six-month periods ended June 30, 2015 and 2014, respectively.
17. Segment Reporting
The Company determines its operating segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it has two operating segments and two reportable segments. The Company’s operating and reportable segments are Transportation and Logistics. As discussed further in Note 3—Acquisitions, the Company acquired a majority interest in ND on June 8, 2015. Prior to acquisition by the Company, ND had three operating segments - Transport, Logistics, and Air & Sea. The Company has included ND's Transport and Air & Sea operating segment results in its Transportation operating and reportable segments results of operations. ND's Air & Sea operating segment is similar to the Company's global forwarding business. The Company has included ND's Logistics operating segment results its Logistics operating and reportable segments results of operations. See Note 1—Organization of the condensed consolidated financial statements for further information.
These reportable segments are strategic business units through which the Company offers different services. The Company evaluates the performance of the segments primarily based on their respective net operating margin and also evaluates revenues, net revenue margin and operating income. Accordingly, interest expense and other non-operating items are not reported in segment results. In addition, the Company has disclosed a corporate segment, which is not an operating segment and includes the costs of the Company’s executive and shared service teams, professional services such as legal and consulting, board of directors, and certain other corporate costs associated with operating as a public company. The Company allocates charges to the reportable segments for information technology (“IT”) services, depreciation of IT fixed assets, medical benefit costs, as well as centralized recruiting and training resources. Intercompany transactions have been eliminated in the condensed consolidated balance sheets and results of operations. Intra-segment transactions have been eliminated in the reportable segment results of operations whereas inter-segment transactions represent a reconciling item to consolidated results as shown below.
The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on various financial measures of the respective business segments. The chief operating decision maker does not review assets by segment for purposes of allocating resources and therefore assets by segment are not disclosed. The following schedule identifies select financial data for each of the Company’s reportable segments for the three- and six-month periods ended June 30, 2015 and 2014, respectively (in millions):

	Transportation	Logistics	Corporate	Eliminations	Total
Three Months Ended June 30, 2015
Revenue	$861.2	$359.6	$—	$(4.9)	$1,215.9
Operating income (loss)	23.0	4.3	(57.4)	—	(30.1)
Depreciation and amortization	29.1	26.6	0.4	—	56.1
Interest expense	—	—	36.3	—	36.3
Tax benefit	—	—	(9.5)	—	(9.5)
Goodwill	1,499.6	1,892.2	—	—	3,391.8
Three Months Ended June 30, 2014
Revenue	$581.0	$—	$—	$—	$581.0
Operating income (loss)	3.2	—	(15.1)	—	(11.9)
Depreciation and amortization	24.7	—	0.5	—	25.2
Interest expense	—	—	3.4	—	3.4
Tax benefit	—	—	(1.8)	—	(1.8)
Goodwill	540.7	—	—	—	540.7
Six Months Ended June 30, 2015
Revenue	$1,423.5	$500.4	$—	$(5.0)	$1,918.9
Operating income (loss)	26.7	10.7	(72.0)	—	(34.6)
Depreciation and amortization	48.8	40.3	0.8	—	89.9
Interest expense	—	—	59.4	—	59.4
Tax benefit	—	—	(23.2)	—	(23.2)
Goodwill	1,499.6	1,892.2	—	—	3,391.8
Six Months Ended June 30, 2014
Revenue	$863.4	$—	$—	$—	$863.4
Operating income (loss)	3.3	—	(36.6)	—	(33.3)
Depreciation and amortization	35.4	—	1.1	—	36.5
Interest expense	—	—	13.5	—	13.5
Tax provision (benefit)	0.6	—	(5.7)	—	(5.1)
Goodwill	540.7	—	—	—	540.7
18. Subsequent Events
Purchase of Noncontrolling Interest in Norbert Dentressangle
In connection with the Company's acquisition of ND discussed further in Note 3—Acquisitions, on June 25, 2015, the Company launched a Tender Offer to purchase all of the outstanding ordinary shares of ND at a price of €217.50 per share. The

Tender Offer remained open for a period of 16 trading days. As of the close of the Tender Offer, the Company owns approximately 86.25% of the share capital of ND and all of the outstanding share subscription warrants granted by ND to employees, directors or other officers of ND and its affiliates.
Repurchase of Euro Private Placement Notes
In July 2015, holders of €223.0 million of the €235.0 million total Euro Private Placement Notes, discussed further in Note 6—Debt, tendered the notes back to the Company, which the Company redeemed at par on July 31, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and other written reports and oral statements we make from time to time contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. In some cases, forward-looking statements can be identified by the use of forward-looking terms such as “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” or the negative of these terms or other comparable terms. However, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to a material difference include those discussed elsewhere in this Quarterly Report, the risks discussed in our other filings with the SEC and the following: economic conditions generally; competition; our ability to find suitable acquisition candidates and execute our acquisition strategy; the expected impact of acquisitions, including the expected impact on our results of operations; our ability to raise debt and equity capital; our ability to attract and retain key employees to execute our growth strategy; litigation, including litigation related to alleged misclassification of independent contractors; our ability to develop and implement a suitable information technology system; our ability to maintain positive relationships with our network of third-party transportation providers; our ability to retain our and acquired businesses’ largest customers; our ability to successfully integrate acquired businesses and realize anticipated synergies and cost savings; rail and other network changes; weather, strikes, unionization efforts and other service disruptions; and governmental regulation. All forward-looking statements set forth in this Quarterly Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. Forward-looking statements set forth in this Quarterly Report speak only as of the date hereof and we do not undertake any obligation to update forward-looking statements to reflect subsequent events or circumstances, changes in expectations or the occurrence of unanticipated events, except to the extent required by law.
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
Executive Summary
XPO Logistics is a top ten global provider of supply chain solutions. Our integrated network of over 54,000 employees and 887 locations operates in 27 countries, and includes leading positions in many fast-growing areas of transportation and logistics, representing diverse industry sectors and geographies.
Our service capabilities, capacity and technology enable customers of all sizes to operate their supply chains more efficiently and at lower cost. Among the more than 30,000 customers we serve are many of the world’s largest multinational companies, and these companies depend on us to manage their transportation and logistics needs.
We run our business on a global basis, with two segments: Logistics and Transportation. Within each segment, we have built robust service offerings that respond to fast-growing areas of customer demand. All of our businesses operate under the single brand of XPO Logistics.
In our Logistics segment, we provide a range of contract logistics services, including highly engineered and customized solutions, value-added warehousing and distribution, and other inventory solutions. We perform e-commerce fulfillment, reverse logistics, storage, factory support, aftermarket support, integrated manufacturing, packaging, labeling, distribution and transportation, as well as optimization services such as supply chain consulting and production flow management.
We currently operate approximately 129 million square feet (12.1 million square meters) of contract logistics facility space, with about 50 million square feet (4.7 million square meters) of that capacity in the United States.
In our Transportation segment, we hold industry-leading positions in both North America and Europe. In North America, we are the leader in last mile logistics for heavy goods and expedite shipment management, and we are among the largest providers of freight brokerage and intermodal rail and drayage services. Our truck procurement hubs manage relationships with more than 6,400 owner operator trucks under contract for drayage, expedited and last mile, as well as an additional 32,000 carriers representing approximately 750,000 trucks on the road. In addition, we have a growing position in freight forwarding across our global footprint.
In Europe, we operate the largest ground transportation network in our industry. We own approximately 7,700 trucks, which gives us control of critical capacity for our customers; a portion of this fleet is assigned to dedicated carriage. Our trucks are also an important part of our freight brokerage network, which includes 3,200 trucks contracted through independent owner operators and access to another 12,000 independent carriers.
In less than four years, we have taken XPO from a $177 million U.S. business to one of the top ten transportation and logistics companies in the world. In September 2011, following the equity investment in the Company led by Jacobs Private Equity, LLC, we put a highly skilled management team in place and began the disciplined execution of our plan, achieving significant scale and creating numerous opportunities for further growth. We offer customers a compelling value proposition as:

•	The second largest global provider of contract logistics based on square footage, with one of the largest e-fulfillment platforms in Europe;

•	The second largest freight brokerage firm in the world based on net revenue, and the second largest in North America according to Transport Topics;

•	The largest ground transportation network in Europe, including an asset-light palletized network;

•	The largest provider of last mile logistics for heavy goods in North America, and a leading last mile provider to the e-commerce industry;

•	The largest manager of time-critical and high-value expedite shipments in North America via ground transportation, air charter and web-based managed transportation services;

•	The third largest provider of door-to-door intermodal rail and drayage services in North America;

•	An established leader in cross-border Mexico intermodal, where demand is booming due to the near-shoring of manufacturing; and

•	A growing provider of global forwarding services, with a network of independent market experts who provide local oversight in thousands of key trade areas worldwide.
We believe that our ability to provide customers with integrated, end-to-end supply chain solutions gives us a competitive advantage. Many customers, particularly large companies, are increasingly turning to multi-modal providers to handle their supply chain requirements. We have built XPO to capitalize on this trend, as well as the trend toward outsourcing in both transportation and logistics, the boom in e-commerce, the adoption of just-in-time inventory practices, and the near-shoring in Mexico.
Our customers are served by well-trained employees who understand the importance of world-class service, and who use our leading-edge, proprietary technology to perform their jobs. We have a global team of approximately 1,000 IT professionals who understand how to drive innovation for the benefit of our customers. Our annual investment in technology is among the highest in our industry, because we see the ongoing development of our proprietary technology as being critical to our ability to continually improve customer service and leverage our scale.
Our Strategy for Growth
We intend to make XPO the premier transportation and logistics company in the world in terms of the value customers place on our supply chain solutions. Our plan is to go deeper into verticals where we already have a major presence, and to expand in verticals where we see strong synergies and customer benefits. Most important, we will continue to operate as one highly integrated company with a single-minded focus on helping our customers succeed.
We are growing XPO through a mix of organic expansion and acquisitions. Most recently, we acquired a controlling interest in Norbert Dentressangle SA (“ND”), a leading international provider of contract logistics, freight brokerage and transportation, and global forwarding services. In addition, we acquired Bridge Terminal Transport Services, Inc. (“BTT”), one of the largest asset-light drayage providers in the United States. We have an active pipeline of attractive targets, and we plan to continue to acquire quality companies that fit our strategy for growth.
We intend to continue to grow the business in a disciplined manner, and with a compelling value proposition: integrated solutions for any company, of any size, with any combination of supply chain needs.

Acquisition of Majority Interest in Norbert Dentressangle SA
On June 8, 2015, pursuant to the terms and subject to the conditions of the ND Share Purchase Agreement, Dentressangle Initiatives, Mrs. Evelyne Dentressangle, Mr. Pierre-Henri Dentressangle and Ms. Marine Dentressangle (collectively, the “Sellers”) sold to XPO and XPO purchased from the Sellers (the “Share Purchase”), all of the ordinary shares of ND owned by the Sellers, representing a total of approximately 67% of the share capital of ND and all of the outstanding share subscription warrants granted by ND to employees, directors or other officers of ND and its affiliates. The fair value of total consideration paid for ND, net of acquired cash, was €2,651.5 million, or $2,962.4 million. For additional information refer to Note 3—Acquisitions.
Tender Offer for Remaining Shares of Norbert Dentressangle SA
On June 11, 2015, XPO filed with the French Autorité des Marchés Financiers (the “AMF”) a mandatory simplified cash offer (the “Tender Offer”) to purchase all of the outstanding ordinary shares of ND (other than the shares already owned by XPO) at a price of €217.50 per share. On June 23, 2015, the Company received the necessary approvals from the AMF to launch the Tender Offer and the Tender Offer was launched on June 25, 2015. The Tender Offer remained open for a period of 16 trading days. As of June 30, 2015, the Company had purchased 485,830 shares under the Tender Offer and acquired a total of approximately 72% of the share capital of ND. Assuming the purchase of all outstanding ND shares, the fair value of the consideration provided for the noncontrolling interest in ND at the acquisition date is €702.5 million, or $784.2 million. As discussed in Note 18—Subsequent Events, as of July 30, 2015 the Company owns approximately 86.25% of the share capital of ND and all of the outstanding share subscription warrants granted by ND to employees, directors or other officers of ND and its affiliates.
ND’s Euro Private Placement Notes and Asset Financing
In conjunction with our acquisition of ND, we assumed ND's Euro private placement debt of €75.0 million aggregate principal amount of 3.80% notes due December 20, 2019 (the “Euro Private Placement Notes due 2019”), €160.0 million aggregate principal amount of 4.00% notes due December 20, 2020 (the “Euro Private Placement Notes due 2020” and together with the Euro Private Placement Notes due 2019, the “Euro Private Placement Notes”) and ND's asset financing arrangements (the “Asset Financing”). As discussed in Note 18—Subsequent Events, the Company redeemed €223.0 million of the Euro Private Placement Notes on July 31, 2015.
Acquisition of Bridge Terminal Transport, Inc.
On May 4, 2015, we entered into a Stock Purchase Agreement with BTTS Holding Corporation to acquire all of the outstanding capital stock of BTT, a leading asset-light drayage provider in the United States. The closing of the transaction was effective on June 1, 2015. For additional information refer to Note 3—Acquisitions.
Rebranding to XPO Logistics
In the second quarter of 2015, we aligned our services under the single global brand of XPO Logistics. The XPO brand unification reflects our ability to serve customers with a highly integrated range of supply chain solutions, including freight brokerage, intermodal, contract logistics, last mile, expedite and global forwarding. In conjunction with the rebranding, we launched a single, cohesive web presence at www.xpo.com. The site serves as the online point of contact for our customers, carriers, job seekers and other interested parties.
Issuance of Senior Notes due 2022 and Senior Notes due 2021
On June 4, 2015, we completed a private placement of $1,600.0 million U.S. dollar-denominated aggregate principal amount of 6.5% fixed rate Senior Notes due 2022 and €500.0 million Euro-denominated aggregate principal amount of 5.75% fixed rate Senior Notes due 2021. We received net proceeds of $2,123.4 million. The Senior Notes due 2021 and 2022 were offered to qualified institutional buyers in reliance on Rule 144A under the Securities Act. The sale of the Senior Notes due 2021 and 2022 was not registered under the Securities Act. Unless so registered, the Senior Notes due 2021 and 2022 may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. For additional information refer to Note 6—Debt.
Investment in Common Stock and Preferred Stock
On May 29, 2015, we entered into fifteen separate Investment Agreements (the “Investment Agreements”) with sovereign wealth funds and institutional investors (collectively, the “Purchasers”). Pursuant to the Investment Agreements, on June 3, 2015, we issued and sold 15,499,445 shares (the “Purchased Common Shares”) in the aggregate of our common stock, and 562,525 shares (the “Purchased Preferred Stock” and, together with the Purchased Common Shares, the “Purchased

Securities”) in the aggregate of our Series C Convertible Perpetual Preferred Stock in a private placement. The purchase price per Purchased Common Share was $45.00 (resulting in aggregate gross proceeds to the Company of approximately $697.5 million), and the purchase price per share of Purchased Preferred Stock was $1,000 (resulting in aggregate gross proceeds to the Company of approximately $562.5 million). Subject to the approval of our stockholders, the Purchased Preferred Stock will be mandatorily converted into an aggregate of 12,500,546 additional shares of Company Common Stock. We intend to hold a special meeting of stockholders to obtain approval for conversion during the third quarter of 2015. The aggregate purchase price for the Purchased Securities is $1,260.0 million, and we received net proceeds of $1,228.1 million after equity issuance costs.
The Purchased Preferred Stock was issued with an initial conversion price of $45.00 per share. As of May 29, 2015, our common stock price was $49.16. As a result, the conversion feature was issued “in-the-money” and we allocated the intrinsic value of the conversion feature of $52.0 million to additional paid-in capital. The beneficial conversion feature is contingent upon receiving approval of our stockholders and will be recognized in net income/(loss) available to common shareholders when stockholder approval is obtained. For additional information refer to Note 11—Stockholder's Equity.
Amendment to Amended and Restated Revolving Loan Credit Agreement
On May 29, 2015, we amended our revolving loan facility to permit, among other things, the acquisition of ND and the related transactions and the offering of the Senior Notes due 2022 and Senior Notes due 2021. For additional information refer to Note 6—Debt.
Other Reporting Disclosures
The following section describes some of our revenue and expense categories and is provided to facilitate investors’ understanding of the discussion of our financial results below.
Revenue
Revenue is generated through the rates and other fees we charge our customers for our portfolio of freight transportation services as well as through contracts for services provided to certain customers and is impacted by changes in volume, product mix, length of haul, route changes and scope of contracted services provided. The freight transportation and logistics services we provide include truckload, less-than-truckload, and intermodal brokerage, last-mile delivery logistics services, time-critical, urgent shipment solutions, freight forwarding, and contract logistics services.
Cost of transportation and services
Cost of transportation and services is primarily attributable to the cost of providing or procuring freight transportation services for our customers, commissions paid to independent station owners in our freight forwarding business, and insurance and truck leasing expense in our expedited business. Our primary means of providing capacity are through our truck fleet in Europe as well as our base of variable cost third-party owner operators and contract carriers in North America for ground transportation and air charter services in our expedited business and our network of independent truck, rail, ocean and air carriers in our freight brokerage and freight forwarding businesses. In the condensed consolidated statements of operations, cost of transportation and services was changed from cost of purchased transportation and services to incorporate ND's trucking fleet costs, such as driver costs, trucking fleet depreciation expense, and truck maintenance costs, in this line item. The costs included on this line item for the three- and six-month periods ended June 30, 2014 are the same as originally reported.
Net revenue
Net revenue is total revenue less the cost of transportation and services. This discussion and analysis refers from time to time to net revenue margin. We use the term net revenue margin to refer to the quotient, expressed as a percentage, of net revenue divided by revenue.
Direct operating expense
Direct operating expenses are both fixed and variable expenses directly relating to our intermodal, last mile and contract logistics operations and consist of operating costs related to our contract logistics facilities; intermodal equipment lease expense, depreciation expense, maintenance and repair costs, and property taxes; operating costs of our local drayage and last mile warehousing facilities; and fixed terminal and cargo handling expenses. Operating costs of our contract logistics facilities consist mainly of personnel costs, facility and equipment expenses, materials and supplies, information technology expenses, depreciation expense and other operating expenses related to our contract logistics facilities. Intermodal equipment maintenance and repair costs consist of the costs related to the upkeep of the intermodal equipment fleet. Operating costs of our local drayage and last mile warehousing facilities consist mainly of personnel costs, rent, maintenance, utilities and other facility related costs. Fixed terminal and cargo handling costs primarily relate to the fixed rent and storage expense charged by terminal operators.
Sales, general and administrative expense
Sales, general and administrative expense (“SG&A”) consists of costs relating to customer acquisition, carrier procurement, billing, customer service, salaries and related expenses of the executive and administrative staff, acquisition-related costs, office expenses, technology services, professional fees and other purchased services relating to the aforementioned functions, and depreciation (excluding rail car, container and chassis depreciation related to our intermodal business and depreciation related to our contract logistics facilities and equipment) and amortization expense. The purchased services category includes professional and consulting fees, legal fees and other services purchased from third-parties. The other SG&A expense category includes expense related to supplies, travel, communications, facilities, insurance, the provision for allowance for doubtful accounts, share-based compensation and other administrative costs.
XPO Logistics, Inc.
Consolidated Summary Financial Table
(Unaudited)
(In millions)

	For the Three Months Ended June 30,		Percent of Revenue		Change	For the Six Months Ended June 30,		Percent of Revenue		Change
	2015	2014	2015	2014	%	2015	2014	2015	2014	%
Revenue	$1,215.9	$581.0	100.0%	100.0%	109.3%	$1,918.9	$863.4	100.0%	100.0%	122.2%
Cost of transportation and services	707.3	459.1	58.2%	79.0%	54.1%	1,148.0	683.1	59.8%	79.1%	68.1%
Net revenue	508.6	121.9	41.8%	21.0%	317.2%	770.9	180.3	40.2%	20.9%	327.6%
Direct operating expense	318.3	27.2	26.2%	4.7%	1,070.2%	469.5	31.2	24.5%	3.6%	1,404.8%
SG&A expense
Salaries & benefits	108.8	51.8	8.9%	8.9%	110.0%	169.6	92.9	8.8%	10.8%	82.6%
Other SG&A expense	31.3	19.0	2.6%	3.3%	64.7%	49.5	32.3	2.6%	3.7%	53.3%
Purchased services	42.5	11.2	3.5%	1.9%	279.5%	53.6	21.4	2.8%	2.5%	150.5%
Depreciation & amortization	37.8	24.6	3.1%	4.2%	53.7%	63.3	35.8	3.3%	4.1%	76.8%
Total SG&A expense	220.4	106.6	18.1%	18.3%	106.8%	336.0	182.4	17.5%	21.1%	84.2%
Operating loss	(30.1)	(11.9)	(2.5)%	(2.0)%	152.9%	(34.6)	(33.3)	(1.8)%	(3.8)%	3.9%
Other expense	21.9	0.3	1.8%	0.1%	7,200.0%	22.4	0.4	1.2%	—%	5,500.0%
Interest expense	36.3	3.4	3.0%	0.6%	967.6%	59.4	13.5	3.1%	1.6%	340.0%
Loss before income tax	(88.3)	(15.6)	(7.3)%	(2.7)%	466.0%	(116.4)	(47.2)	(6.1)%	(5.4)%	146.6%
Income tax benefit	(9.5)	(1.8)	(0.8)%	(0.3)%	427.8%	(23.2)	(5.1)	(1.2)%	(0.6)%	354.9%
Net loss	$(78.8)	$(13.8)	(6.5)%	(2.4)%	471.0%	$(93.2)	$(42.1)	(4.9)%	(4.8)%	121.4%
Consolidated Results
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Our consolidated revenue for the second quarter of 2015 increased 109.3% to $1,215.9 million from $581.0 million in the second quarter of 2014. The increase was driven primarily by the acquisitions of ND, New Breed, BTT, ACL and UX as well as organic growth. ND's revenue included in the Company's results in the second quarter of 2015 was $407.0 million.
Net revenue for the second quarter of 2015 increased 317.2% to $508.6 million from $121.9 million in the second quarter of 2014. Net revenue margin was 41.8% in the second quarter of 2015 as compared to 21.0% in the second quarter of 2014. The increase in net revenue is attributable to acquisitions and organic growth. The increase in net revenue margin primarily relates to the acquisitions of ND and New Breed as well as organic improvement to net revenue margin in our truck brokerage, last mile and expedite businesses.
Direct operating expense for the second quarter of 2015 was $318.3 million, or 26.2% as a percentage of revenue, compared to $27.2 million, or 4.7% as a percentage of revenue, in the second quarter of 2014. Direct operating expense, which includes the expense of certain intermodal, drayage and warehousing operations, increased due to the acquisitions of ND and New Breed.

SG&A expense increased by $113.8 million in the second quarter of 2015 compared to the second quarter of 2014 primarily due to SG&A associated with new acquisitions and increased intangible asset amortization related to acquisitions. SG&A expense as a percentage of revenue decreased to 18.1% in the second quarter of 2015 as compared to 18.3% in the second quarter of 2014.
Other expense for the second quarter of 2015 increased to $21.9 million from $0.3 million in the second quarter of 2014. The increase was driven by foreign currency transaction and remeasurement losses of $19.8 million primarily related to the Euro-denominated cash held while the Tender Offer remained outstanding and a $7.8 million loss on a foreign exchange derivative contract used to offset currency fluctuation associated with the purchase price of ND in the second quarter of 2015. Other expense was offset by a $5.7 million gain on the sale of intermodal equipment in the second quarter of 2015.
Interest expense for the second quarter of 2015 increased 967.6% to $36.3 million from $3.4 million in the second quarter of 2014. Interest expense included $0.4 million of expense related to the conversion of our Convertible Notes and $8.6 million for debt commitment fees related to the ND acquisition. The remainder of interest expense was related to our Senior Notes, Convertible Notes, Euro Private Placement Notes, Asset Financing and other debt facilities.
Our effective income tax rates in the second quarter of 2015 and 2014 were 10.8% and 11.5%, respectively. The tax rate for the second quarter of 2015 reflects the adjustment of valuation allowances on the Company's net federal, state and foreign deferred tax assets, the non-taxable nature of certain foreign currency translations, and the mix of income among the jurisdictions in which the Company does business with statutory tax rates that differ from the U.S. rate. The tax rate for the second quarter of 2014 reflected the establishment of valuation allowances on our net federal and state deferred tax assets, the non-deductible loss on convertible debt, other non-deductible amounts, and the mix of income among the jurisdictions in which we do business with statutory tax rates that differ from the U.S. rate. For both periods, our effective income tax rates reflect the Company’s intention and ability to permanently reinvest earnings of its foreign subsidiaries. Accordingly, the Company has not provided U.S. taxes on the undistributed earnings as of the balance sheet dates.
The increase in net loss was due primarily to higher interest and other expense and increased intangible asset amortization related to acquisitions.
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Our consolidated revenue for the first six months of 2015 increased 122.2% to $1,918.9 million from $863.4 million in the first six months of 2014. The increase was driven by the acquisitions of ND, BTT, New Breed, Pacer, ACL and UX as well as organic growth. ND's revenue included in the Company's results in the first six months of 2015 was $407.0 million.
Net revenue for the first six months of 2015 increased 327.6% to $770.9 million from $180.3 million in the first six months of 2014. Net revenue margin was 40.2% in the first six months of 2015 as compared to 20.9% in the first six months of 2014. The increase in net revenue is attributable to acquisitions and organic growth. The increase in net revenue margin primarily relates to the acquisitions of ND, New Breed and Pacer as well as organic improvement to net revenue margin at our freight brokerage and last mile businesses.
Direct operating expense for the first six months of 2015 was $469.5 million, or 24.5% as a percentage of revenue, compared to $31.2 million, or 3.6% as a percentage of revenue, in the first six months of 2014. Direct operating expense, which includes the expense of certain intermodal, drayage and warehousing operations, increased due to the acquisitions of ND, New Breed and Pacer.
SG&A expense increased by $153.6 million in the first six months of 2015 compared to the first six months of 2014 primarily due to SG&A associated with new acquisitions and increased intangible asset amortization related to acquisitions. SG&A expense as a percentage of revenue decreased to 17.5% in the first six months of 2015 as compared to 21.1% in the first six months of 2014.
Other expense for the first six months of 2015 increased to $22.4 million from $0.4 million in the first six months of 2014. The increase was driven by foreign currency transaction and remeasurement losses of $20.0 million primarily related to the Euro-denominated cash held while the Tender Offer remained outstanding and a $7.8 million loss on a foreign exchange derivative contract used to offset currency fluctuation associated with the purchase price of ND in the first six months of 2015. Other expense was offset by a $5.7 million gain on the sale of intermodal equipment in the first six months of 2015.
Interest expense for the first six months of 2015 increased 340.0% to $59.4 million from $13.5 million in the first six months of 2014. Interest expense included $6.9 million of expense related to the conversion of our Convertible Notes. The remainder of interest expense was related to our Senior Notes, Convertible Notes, Euro Private Placement Notes, Asset Financing and other debt facilities.
Our effective income tax rates in the first six months of 2015 and 2014 were 19.9% and 10.8%, respectively. The tax rate for the first six months of 2015 reflects the establishment of valuation allowances on our net federal, state and foreign deferred tax assets, the non-taxable nature of certain foreign currency translations and last mile holdback liability release, and the mix of income among the jurisdictions in which we do business with statutory rates that differ from the U.S. rate. The tax rate for the first six months of 2014 reflected the establishment of valuation allowances on our net federal and state deferred tax assets, the non-deductible loss on convertible debt, other non-deductible amounts, and the mix of income among the jurisdictions in which we do business with statutory rates that differ from the U.S. rate. For both periods, our effective income tax rates reflect the Company’s intention and ability to permanently reinvest earnings of its foreign subsidiaries. Consequently the Company has not provided any additional U.S. taxes on the undistributed earnings as of the balance sheet dates.
The increase in net loss was due primarily higher salaries & benefits, interest and other expense.
Transportation
Summary Financial Table
(Unaudited)
(In millions)

	For the Three Months Ended June 30,		Percent of Revenue		Change	For the Six Months Ended June 30,		Percent of Revenue		Change
	2015	2014	2015	2014	%	2015	2014	2015	2014	%
Revenue	$861.2	$581.0	100.0%	100.0%	48.2%	$1,423.5	$863.4	100.0%	100.0%	64.9%
Cost of transportation and services	667.4	459.1	77.5%	79.0%	45.4%	1,108.2	683.1	77.9%	79.1%	62.2%
Net revenue	193.8	121.9	22.5%	21.0%	59.0%	315.3	180.3	22.1%	20.9%	74.9%
Direct operating expense	57.9	27.2	6.7%	4.7%	112.9%	88.2	31.2	6.2%	3.6%	182.7%
SG&A expense
Salaries & benefits	66.5	44.8	7.7%	7.7%	48.4%	114.9	76.1	8.1%	8.8%	51.0%
Other SG&A expense	16.3	17.2	1.9%	3.0%	(5.2)%	30.5	26.9	2.1%	3.1%	13.4%
Purchased services	7.5	5.5	0.9%	0.9%	36.4%	13.3	8.1	0.9%	0.9%	64.2%
Depreciation & amortization	22.6	24.0	2.6%	4.1%	(5.8)%	41.7	34.7	2.9%	4.0%	20.2%
Total SG&A expense	112.9	91.5	13.1%	15.7%	23.4%	200.4	145.8	14.0%	16.8%	37.4%
Operating income	$23.0	$3.2	2.7%	0.6%	618.8%	$26.7	$3.3	1.9%	0.5%	709.1%
Note: Total depreciation and amortization for the Transportation reportable segment included in cost of transportation and services, direct operating expense and SG&A was $29.1 million and $24.7 million for the three-month periods ended June 30, 2015 and 2014, respectively, and $48.8 million and $35.4 million for the six-month periods ended June 30, 2015 and 2014, respectively.
Transportation
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Revenue in our Transportation segment increased by 48.2% to $861.2 million in the second quarter of 2015 compared to $581.0 million in the second quarter of 2014. This increase was primarily driven by the acquisitions of ND, BTT, ACL and UX as well as organic growth.
Net revenue increased 59.0% to $193.8 million in the second quarter of 2015 from $121.9 million in the second quarter of 2014. Net revenue margin was 22.5% in the second quarter of 2015 as compared to 21.0% in the second quarter of 2014. The increase in net revenue is attributable to acquisitions and organic growth. The increase in net revenue margin was primarily due to organic margin improvements in the truck brokerage, expedite and last mile businesses and to the acquisitions of ND and BTT.
Direct operating expense for the second quarter of 2015 was $57.9 million, or 6.7% as a percentage of revenue, compared to $27.2 million, or 4.7% as a percentage of revenue, in the second quarter of 2014. Direct operating expense, which includes the expense of certain intermodal, drayage and warehousing operations, increased primarily due to the acquisition of ND.
SG&A expense increased to $112.9 million in the second quarter of 2015 from $91.5 million in the second quarter of 2014. The increase in SG&A expense was primarily due to SG&A associated with new acquisitions. As a percentage of revenue, SG&A expense decreased to 13.1% in the second quarter of 2015 compared to 15.7% in the second quarter of 2014.
Our Transportation segment generated operating income of $23.0 million in the second quarter of 2015 compared to $3.2 million in the second quarter of 2014 primarily due to the increase in net revenue and lower SG&A as a percentage of revenue.

Management’s growth strategy for the Transportation segment is to:

•	Acquire complementary transportation businesses that would benefit from our scale and potential access to capital;

•	Market our broader multi-modal offering to customers of all sizes, both new business and existing accounts;

•	Expand our footprint by opening new sales offices;

•	Recruit sales and service representatives and improve employee productivity with state-of-the-art training and information technology;

•	Focus on carrier recruitment and retention, as well as improved utilization of the current carrier fleet;

•	Build leadership positions in the fastest-growing areas of transportation;

•	Integrate industry best practices, with specific focus on better leveraging our scale and lowering administrative overhead;

•	Continue to integrate our information technology platform; and

•	Cross-sell transportation services to customers of our Logistics segment.
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Revenue in our Transportation segment increased by 64.9% to $1,423.5 million in the first six months of 2015 compared to $863.4 million in the first six months of 2014. This increase was driven by the acquisitions of ND, BTT, Pacer, ACL and UX as well as organic growth.
Net revenue increased 74.9% to $315.3 million in the first six months of 2015 from $180.3 million in the first six months of 2014. Net revenue margin was 22.1% in the first six months of 2015 as compared to 20.9% in the first six months of 2014. The increase in net revenue is attributable to acquisitions and organic growth. The increase in net revenue margin primarily relates to improvement in net revenue margin at our freight brokerage and last mile businesses.
Direct operating expense for the first six months of 2015 was $88.2 million, or 6.2% as a percentage of revenue, compared to $31.2 million, or 3.6% as a percentage of revenue, in the first six months of 2014. Direct operating expense, which includes the expense of certain intermodal, drayage and warehousing operations, increased due to the acquisitions of ND and Pacer.
SG&A expense increased to $200.4 million in the first six months of 2015 from $145.8 million in the first six months of 2014. The increase in SG&A expense was primarily due to SG&A associated with new acquisitions and increased intangible asset amortization related to acquisitions. As a percentage of revenue, SG&A expense decreased to 14.0% in the first six months of 2015 compared to 16.8% in the first six months of 2014.
Our Transportation segment generated operating income of $26.7 million in the first six months of 2015 compared to $3.3 million in the first six months of 2014 primarily due to the increase in net revenue and lower SG&A as a percentage of revenue.

Logistics
Summary Financial Table
(Unaudited)
(In millions)

	For the Three Months Ended June 30,	Percent of Revenue	For the Six Months Ended June 30,	Percent of Revenue
	2015	2015	2015	2015
Revenue	$359.6	100.0%	$500.4	100.0%
Cost of transportation and services	45.6	12.7%	45.6	9.1%
Net revenue	314.0	87.3%	454.8	90.9%
Direct operating expense	260.3	72.4%	381.3	76.2%
SG&A expense
Salaries & benefits	24.9	6.9%	30.0	6.0%
Other SG&A expense	6.2	1.7%	7.9	1.6%
Purchased services	3.5	1.0%	4.1	0.8%
Depreciation & amortization	14.8	4.1%	20.8	4.2%
Total SG&A expense	49.4	13.7%	62.8	12.6%
Operating income	$4.3	1.2%	$10.7	2.1%
Note: Total depreciation and amortization for the Logistics reportable segment included in both direct operating expense and SG&A was $26.6 million and $40.3 million for the three- and six-month periods ended June 30, 2015, respectively.
Logistics
Three Months Ended June 30, 2015
Our Logistics segment was established through the acquisition of New Breed in September 2014 and grew with our acquisition of ND in June 2015. Our Logistics segment is a leading provider of highly engineered, technology-enabled contract logistics services for manufacturers, retailers, distributors and service companies.
Revenue in our Logistics segment was $359.6 million in the second quarter of 2015. Cost of transportation and services was $45.6 million in the second quarter of 2015 resulting in net revenue of $314.0 million for the second quarter of 2015. Direct operating expense in the second quarter of 2015 was $260.3 million, or 72.4% as a percentage of revenue. SG&A expense was $49.4 million in the second quarter of 2015, or 13.7% as a percentage of revenue. Operating income was $4.3 million in the second quarter of 2015.
Management’s growth strategy for the Logistics segment is to:

•
Focus sales and marketing investments to capture additional business in the technology/telecom, retail/e-commerce, aerospace, medical equipment and manufacturing sectors by leveraging the segment’s proprietary technology, network of facilities and industry-specific experience;

•	Increase share of spend with existing contract logistics customers who may outsource more of this business to XPO, and who have broader transportation needs we can service;

•	Pursue selective acquisitions of complementary contract logistics operations; and

•	Cross-sell technology-enabled contract logistics and managed transportation services to customers of our Transportation segment.
Six Months Ended June 30, 2015
Revenue in our Logistics segment was $500.4 million in the first six months of 2015. Cost of transportation and services was $45.6 million in the first six months of 2015 resulting in net revenue of $454.8 million for the first six months of 2015. Direct operating expense in the first six months of 2015 was $381.3 million, or 76.2% as a percentage of revenue. SG&A expense was $62.8 million in the first six months of 2015, or 12.6% as a percentage of revenue. Operating income was $10.7 million in the first six months of 2015.

XPO Corporate
Summary of Sales, General and Administrative Expense
(Unaudited)
(In millions)

	For the Three Months Ended June 30,		Percent of Revenue		Change	For the Six Months Ended June 30,		Percent of Revenue		Change
	2015	2014	2015	2014	%	2015	2014	2015	2014	%
SG&A expense
Salaries & benefits	$17.0	$7.0	1.4%	1.2%	142.9%	$24.4	$16.8	1.3%	1.9%	45.2%
Other SG&A expense	8.5	1.8	0.7%	0.3%	372.2%	10.7	5.4	0.6%	0.6%	98.1%
Purchased services	31.5	5.7	2.6%	1.0%	452.6%	36.1	13.3	1.9%	1.5%	171.4%
Depreciation & amortization	0.4	0.6	—%	0.1%	(33.3)%	0.8	1.1	—%	0.1%	(27.3)%
Total SG&A expense	$57.4	$15.1	4.7%	2.6%	280.1%	$72.0	$36.6	3.8%	4.1%	96.7%
Corporate
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Corporate SG&A expense in the second quarter of 2015 increased by $42.3 million compared to the second quarter of 2014 primarily due to an increase in restructuring, legal and acquisition-related transaction costs.
Corporate SG&A for the second quarter of 2015 included: $39.8 million of transaction and integration costs; $2.5 million of rebranding costs; $1.9 million of non-cash share-based compensation; and $1.4 million of litigation-related legal costs.
Corporate SG&A for the second quarter of 2014 included: $1.9 million of transaction and integration costs; $1.6 million of non-cash share-based compensation; and $1.7 million of litigation-related legal costs.
Excluding transaction, integration and rebranding costs from both periods, corporate SG&A expense increased to $15.1 million in the second quarter of 2015 from $13.2 million in the second quarter of 2014 primarily due to higher salaries and benefits costs.
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Corporate SG&A expense in the first six months of 2015 increased by $35.4 million compared to the first six months of 2014 primarily due to an increase in restructuring, legal and acquisition-related transaction costs.
Corporate SG&A for the first six months of 2015 included: $40.3 million of transaction and integration costs; $2.5 million of rebranding costs; $3.2 million of non-cash share-based compensation; and $2.6 million of litigation-related legal costs.
Corporate SG&A for the first six months of 2014 included: $13.0 million of transaction and integration costs; $3.0 million of non-cash share-based compensation; and $3.0 million of litigation-related legal costs.
Intersegment Eliminations
Intersegment eliminations represent intercompany activity between our reportable segments that is eliminated upon consolidation. The difference between operating loss component line items in the Consolidated Summary Financial Table and the sum of the respective line items from the Transportation and Logistics Summary Financial Tables above represents intercompany eliminations between our reportable segments. The following table summarizes the intersegment eliminations by line item.

Intersegment Eliminations
Summary Financial Table
(Unaudited)
(In millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$(4.9)	$—	$(5.0)	$—
Cost of transportation and services	(5.7)	—	(5.8)	—
Net revenue	0.8	—	0.8	—
Direct operating expense	0.1	—	—	—
SG&A expense
Salaries & benefits	0.4	—	0.3	—
Other SG&A expense	0.3	—	0.4	—
Purchased services	—	—	0.1	—
Depreciation & amortization	—	—	—	—
Total SG&A expense	0.7	—	0.8	—
Operating income	$—	$—	$—	$—
Liquidity and Capital Resources
General
As of June 30, 2015, we had $1,764.9 million of working capital, including unrestricted cash of $1,175.8 million, compared to working capital of $852.0 million, including cash of $644.1 million, as of December 31, 2014. This increase of $912.9 million in working capital during the six-month period was mainly due to proceeds from the issuance of Senior Notes and common and preferred stock in the equity private placement offset by funds used to purchase ND, BTT and UX. As of June 30, 2015, restricted cash, current includes $690.5 million of cash held in an account to fund the purchase of shares of ND associated with the Tender Offer, as discussed further in Note 3—Acquisitions.
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
We believe that our existing cash balance and availability under our revolving credit facility will be sufficient to finance our existing operations.
Cash Flow
During the first six months of 2015, $23.2 million of cash was used in operations compared to $26.7 million used for the comparable period in 2014. The primary use of cash for the period was the payment of outstanding accounts payable.
Cash generated from revenue equaled $1,908.2 million for the first six months of 2015 as compared to $806.1 million for the same period in 2014 and correlates directly with the revenue increase between the two periods. Cash flow increases are related primarily to volume and margin increases between the periods ended June 30, 2015 and 2014.
Cash used for payment of transportation services and direct operating expenses for the first six months of 2015 equaled $1,609.9 million as compared to $683.4 million for the same period in 2014. The increase in cash outflows between the two periods also directly correlates to the increase in revenues between the two periods.
Other operating uses of cash included SG&A items, which equaled $321.6 million and $144.5 million for the six-month periods ended June 30, 2015 and 2014, respectively. Payroll represents the most significant SG&A item. For the first six months of 2015, cash used for payroll equaled $222.4 million as compared to $64.2 million for the same period in 2014.
Investing activities used $1,635.2 million during the first six months of 2015 compared to a use of $210.5 million from these activities during the same period in 2014. During the first six months of 2015, $1,610.7 million was used in acquisitions, $41.9 million was used to purchase fixed assets, and $6.9 million was used to settle a forward contract related to the acquisition of ND. $24.3 million was received from the sale of assets during the first six months of 2015. During the same period in 2014,

$201.0 million was used in acquisitions and $9.8 million was used to purchase fixed assets while $0.3 million was received from other investing activities.
Financing activities generated $2,189.7 million for the first six months of 2015 compared to $327.3 million generated for the same period in 2014. Our main sources of cash from financing activities during the first six months of 2015 was the $2,536.1 million of net proceeds from the issuance of Senior Notes, $1,228.1 million of net proceeds from the issuance of preferred and common stock, $11.2 million proceeds from Asset Financing, and $4.8 million of collateral released from a previous lending arrangement. Our primary uses of cash were a transfer to restricted cash for the ND Tender Offer of $809.3 million, repayment of acquired debt of $712.6 million, payments of Asset Financing of $28.0 million, payments of notes payable and capital leases of $18.6 million, dividends paid to preferred stockholders of $1.5 million, and $1.2 million used for other financing activities. During the same period in 2014, our primary source of cash was the $413.2 million of net proceeds from the issuance of common stock while our primary uses of cash were the $75.0 million used to repay borrowings on the revolving credit facility, payment of $8.5 million as collateral for certain outstanding letters of credit upon termination of Pacer's separate credit agreement, dividends paid to preferred stockholders of $1.5 million, and $0.9 million used for other financing activities.
Debt Facilities
As of June 30, 2015, we and certain of our wholly-owned subsidiaries, as borrowers, were parties to a $415 million multicurrency secured Amended Credit Agreement with the lender parties thereto and Morgan Stanley Senior Funding, Inc., as administrative agent for such lenders, with a commitment termination date of October 1, 2018. The principal amount of the commitments under the Amended Credit Agreement may be increased by an aggregate amount of up to $100 million, subject to certain terms and conditions specified in the Amended Credit Agreement.
On August 8, 2014, the Company amended its revolving loan facility to permit, among other things, the acquisition of New Breed and the related transactions and the offering of the Senior Notes due 2019. On May 29, 2015, the Company further amended its revolving loan facility to permit, among other things, the acquisition of ND and the related transactions and the offering of the Senior Notes due 2022 and Senior Notes due 2021.
The proceeds of the Amended Credit Agreement may be used by us and our subsidiaries for ongoing working capital needs, other general corporate purposes, including strategic acquisitions, and fees and expenses in connection with future transactions. At June 30, 2015, the Company had no amount drawn under the Amended Credit Agreement. The Company was in compliance, in all material respects, with all covenants related to the Amended Credit Agreement as of June 30, 2015. Borrowings under the Amended Credit Agreement will bear interest at a per annum rate equal to, at our option, the one, two, three or six month (or such other period less than one month or greater than six months as the lenders may agree) LIBOR rate plus a margin of 1.75% to 2.25%, or a base rate plus a margin of 0.75% to 1.25%. The borrowers are required to pay an undrawn commitment fee equal to 0.25% or 0.375% of the quarterly average undrawn portion of the commitments under the Amended Credit Agreement, as well as customary letter of credit fees. The margin added to LIBOR, or base rate, will depend on our quarterly average availability of the commitments under the Amended Credit Agreement.
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

Contractual Obligations
The following table reflects our contractual obligations as of June 30, 2015 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Capital leases payable	$40.7	$15.2	$19.7	$5.8	$—
Notes payable	2.1	2.0	0.1	—	—
Operating leases	1,800.0	415.9	539.1	435.3	409.7
Purchase commitments	14.0	10.4	3.3	0.3	—
Employment contracts	16.0	9.0	6.6	0.4	—
Severance	10.7	10.7	—	—	—
Convertible senior notes	79.6	3.2	76.4	—	—
Euro private placement notes due 2020	182.6	166.7	1.1	1.1	13.7
Euro private placement notes due 2019	84.2	84.2	—	—	—
Asset financing	333.7	131.9	159.0	40.2	2.6
Senior notes due 2022	2,328.0	104.0	208.0	208.0	1,808.0
Senior notes due 2021	752.4	32.2	64.3	64.3	591.6
Senior notes due 2019	1,195.4	70.9	141.8	982.7	—
Total contractual cash obligations	$6,839.4	$1,056.3	$1,219.4	$1,738.1	$2,825.6
We do not have any other material commitments that have not been disclosed elsewhere.
Off-Balance Sheet Arrangements
We are not a party to any transactions that would be considered “off-balance sheet arrangements” under Item 303(a)(4) of Regulation S-K.
Critical Accounting Policies
The preparation of condensed consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions. In certain circumstances, those estimates and assumptions can affect amounts reported in the accompanying unaudited condensed consolidated financial statements. We have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts will be reported related to our accounting policies. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. Note 2 of the “Notes to Consolidated Financial Statements” in the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014 includes a summary of our critical accounting policies. In addition to those policies, we added a new critical accounting policy on the estimation of litigation liabilities in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015. Further, we added below new critical accounting policies on derivative instruments and defined benefit pension plans during the period ended June 30, 2015. For additional information, refer to Note 2—Basis of Presentation and Significant Accounting Policies.

Derivative Instruments
The Company records all derivative instruments in the condensed consolidated balance sheets as assets or liabilities at fair value. The Company’s accounting treatment for changes in the fair value of derivative instruments depends on whether the instruments have been designated and qualify as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company must designate the derivative based upon the exposure being hedged. The effective portions of cash flow hedges are recorded in accumulated other comprehensive income in the condensed consolidated balance sheets until the hedged item is recognized in earnings. The effective portions of net investment hedges are recorded in accumulated other comprehensive income in the condensed consolidated balance sheets as a part of the cumulative translation adjustment. The ineffective portions of cash flow hedges and net investment hedges are recorded in interest expense in the condensed consolidated statements of operations. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings and are recorded in other expense in the condensed consolidated statements of operations. For additional information, refer to Note 15—Derivative Instruments.
Defined Benefit Pension Plans
Defined benefit pension plan benefits are calculated using various actuarial assumptions and methodologies. Assumptions include discount rates, inflation rates, rate of compensation increase, expected long-term rate of return on plan assets, mortality rates, and other factors. The assumptions used in recording the projected benefit obligation and fair value of plan assets represent the Company's best estimates based on information available regarding historical experience and factors that may cause future expectations to differ from past experiences. Differences in actual experience or changes in assumptions could materially impact the Company's obligation and future expense amounts.
The impact of plan amendments and actuarial gains and losses are recorded in accumulated other comprehensive income, and are generally amortized as a component of net periodic benefit cost over the remaining service period of the active employees covered by the defined benefit pension plans. Unamortized gains and losses are amortized only to the extent they exceed 10% of the higher of the fair value of plan assets or the projected benefit obligation of the respective plan. For additional information, refer to Note 13—Employee Benefit Plans.
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
Interest Rate Risk. As of June 30, 2015, we held $1,877.6 million of cash and restricted cash in cash depository and money market funds held in depository accounts at 87 financial institutions. The primary market risk associated with these investments is liquidity risk. We have exposure to changes in interest rates on our revolving credit facility. The interest rates on our revolving credit facility fluctuate based on LIBOR or a base rate plus an applicable margin. Assuming our $415.0 million revolving credit facility was fully drawn at June 30, 2015, a hypothetical 100-basis-point increase in the interest rate would increase our annual interest expense by $4.2 million.
In conjunction with our June 2015 acquisition of ND, we assumed ND's asset financing arrangements. At June 30, 2015, we had outstanding $326.2 million aggregate principal amount of Asset Financing. Approximately 6% of the Asset Financing has fixed interest rates and approximately 94% has floating interest rates. Our floating rate Asset Financing subjects us to risk resulting from changes in short-term (primarily Euribor) interest rates. We use interest rate swaps (exchanging a variable rate for a fixed rate) to manage the fixed and floating interest rate mix of our Asset Financing and limit our exposure to interest rate risk. As of June 30, 2015, the notional amount of Asset Financing interest rate swaps was $212.6 million. Assuming a hypothetical 100-basis-point increase in the interest rate, annual interest expense would increase by approximately $0.9 million on our floating rate Asset Financing that is not hedged with interest rate swaps. For additional information on the Asset Financing, refer to Note 6—Debt of the condensed consolidated financial statements included within. For additional information on the interest rate swaps, refer to Note 15—Derivative Instruments of the condensed consolidated financial statements included within.

Convertible Debt Outstanding. The fair market value of our outstanding issue of Convertible Notes is subject to interest rate and market price risk due to the convertible feature of the notes and other factors. Generally the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the Convertible Notes may also increase as the market price of our stock rises and decrease as the market price of our stock falls. Interest rate and market value changes affect the fair market value of the Convertible Notes, and may affect the prices at which we would be able to repurchase such Convertible Notes were we to do so. These changes do not impact our financial position, cash flows or results of operations. For additional information on the fair value of our outstanding Convertible Notes, refer to Note 2—Basis of Presentation and Significant Accounting Policies of the condensed consolidated financial statements included within.
Senior Notes due 2019, 2021, and 2022 Outstanding. The fair market value of our outstanding issues of Senior Notes due 2019, Senior Notes due 2021, and Senior Notes due 2022 (collectively, the “Senior Notes”) is subject to interest rate risk. Generally the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. Interest rate changes affect the fair market value of the Senior Notes, and may affect the prices at which we would be able to repurchase such notes were we to do so. These changes do not impact our financial position, cash flows or results of operations. For additional information on the fair value of our outstanding Senior Notes, refer to Note 2—Basis of Presentation and Significant Accounting Policies of the condensed consolidated financial statements included within.
Foreign Currency Exchange Risk. Following the ND acquisition, we have a significant proportion of our net assets and income in non-U.S. dollar currencies, primarily the EUR and British Pound Sterling (“GBP”). We are exposed to currency risk from the potential changes in functional currency values of our foreign currency denominated assets, liabilities and cash flows. Consequently, a depreciation of non-U.S. dollar currencies relative to the U.S. dollar could have an adverse impact on our financial results.
In connection with the issuance of the Senior Notes due 2022, we entered into certain cross-currency swap agreements to manage the related foreign currency exchange risk by effectively converting a portion of the fixed-rate USD-denominated Senior Notes due 2022, including the semi-annual interest payments, to fixed-rate, EUR-denominated debt. The risk management objective is to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies. In addition to the cross-currency swaps, we use foreign currency denominated notes as nonderivative hedging instruments of our net investments in foreign operations with the same risk management objective as the cross-currency swaps.
In order to manage the short-term effect of foreign currency exchange rate fluctuations in connection with a portion of the cash consideration paid in EUR to acquire a majority interest in the outstanding share capital of ND, we entered into a short-term foreign currency forward contract in the second quarter of 2015. The foreign currency forward contract allows us to purchase fixed amounts of EUR in the future at an exchange rate of €1.00 to $1.13.
For additional information on the cross-currency swap agreements and foreign currency forward contract, refer to Note 15—Derivative Instruments of the condensed consolidated financial statements included within.
As of June 30, 2015, the result of a uniform 10% strengthening in the value of the USD relative to the EUR would result in an increase in net assets of approximately $13.0 million. As of June 30, 2015, the result of a uniform 10% strengthening in the value of the USD relative to the GBP would result in a decrease in net assets of approximately $49.2 million. These theoretical calculations assume that an instantaneous, parallel shift in exchange rates occurs, which is not consistent with our actual experience in foreign currency transactions. Fluctuations in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' services become more or less attractive. The sensitivity analysis of the impact of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.
The following table sets forth, for each of the last six months, the low and high exchange rates for EUR expressed in USD and the exchange rate at the end of the month based on the European Central Bank rates, which are based on a regular daily procedure between central banks across Europe and worldwide and normally takes place at 2:15 PM Central European Time. The exchange rates set forth below are provided for reference only and are not intended to demonstrate trends in exchange rates. They should not be relied upon as an indicator of future exchange rates.

	December 2014	January 2015	February 2015	March 2015	April 2015	May 2015	June 2015
High	1.2537	1.2043	1.1447	1.1227	1.1215	1.1419	1.1404
Low	1.2141	1.1198	1.1240	1.0557	1.0552	1.0863	1.0944
Rate at end of period	1.2141	1.1305	1.1240	1.0759	1.1215	1.0970	1.1189
Commodity Price Risk. We are exposed to the impact of market fluctuations in the price of diesel purchased for use in Company-owned vehicles. During the period from June 8 to June 30, 2015, the price of diesel in France varied by 3.7% and the price of diesel in the UK varied by 4.5%. However, the Company includes price adjustments clauses in its transport customer contracts in the event of a change in the fuel purchase price. The clauses are specific to each customer. The clauses mean that substantially all fluctuations in the purchase price of diesel, except for short-term economic fluctuations, can be passed on to customers in the sales price. Therefore, a hypothetical 10% change in the price of diesel would not be expected to materially alter our financial performance over the long term.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of such time such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.
Changes in internal controls over financial reporting. Except as described below, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. The Company completed its acquisition of ACL on July 28, 2014, New Breed on September 2, 2014, UX on February 9, 2015, BTT on June 1, 2015, and ND on June 8, 2015 and is in the process of integrating the acquired businesses into the Company’s overall internal controls over financial reporting process. For additional information on the acquisitions, refer to Note 3—Acquisitions of the condensed consolidated financial statements included within.
Part II—Other Information
Item 1. Legal Proceedings.
We are involved, and will continue to be involved, in numerous legal proceedings arising out of the conduct of our business. These proceedings may include, among other matters, claims for property damage or personal injury incurred in connection with the transportation of freight, claims regarding anti-competitive practices, and employment-related claims, including claims involving asserted breaches of employee restrictive covenants and tortious interference with contract. These proceedings also include numerous purported class-action lawsuits, multi-plaintiff and individual lawsuits and state tax and other administrative proceedings that claim that our owner operators or contract carriers should be treated as employees, rather than independent contractors. We are currently engaged in several alleged independent contractor misclassification claims involving certain companies that we have acquired in our last mile and intermodal businesses. These lawsuits and proceedings may seek substantial monetary damages (including claims for unpaid wages, overtime, failure to provide meal and rest periods, unreimbursed business expenses and other items), injunctive relief, or both. For additional information about these matters, please refer to Note 5—Commitments and Contingencies of the condensed consolidated financial statements included within.
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
Item 1A. Risk Factors.
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors previously disclosed in Item 1A to Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 23, 2015, and the risk factors previously disclosed in Item 8.01 to our Current Report on Form 8-K filed on June 26, 2015, which are incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the quarter ended June 30, 2015, the Company issued an aggregate of 1,824 shares of the Company's common stock, par value $0.001 per share, to certain holders of the Company's Convertible Notes in connection with the conversion of $30,000 aggregate principal amount of the Convertible Notes. The number of shares of our common stock issued in the foregoing transactions equals the number of shares of our common stock presently issuable to holders of the Convertible Notes upon conversion under the original terms of the Convertible Notes. The issuance of all these shares was exempt from the registration requirements of the Securities Act of 1933, as amended, in accordance with Section 4(a)(2) thereof, as a transaction by an issuer not involving any public offering. The Company did not receive any proceeds from the above transactions. For additional information refer to Note 6—Debt.

During the quarter ended June 30, 2015, pursuant to the Investment Agreement dated as of June 13, 2011, the Company issued 71,428 unregistered shares of its common stock as a result of the exercise of warrants by certain shareholders and 42,856 unregistered shares of its common stock as result of the conversion of preferred stock. On June 9, 2015, the Company issued 4,577 unregistered shares to an individual in connection with a settlement agreement entered into on May 31, 2015.  The issuance of all of these shares was exempt from the registration requirements of the Securities Act of 1933, as amended, in accordance with Section 4(a)(2) thereof, as a transaction by an issuer not involving any public offering. The Company received total proceeds of $0.5 million as a result of the exercise of warrants which will be used for general corporate purposes. The Company did not receive any proceeds from the conversion of preferred stock or issuance of other unregistered shares.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

2.1*
Share Purchase Agreement relating to Norbert Dentressangle SA among Dentressangle Initiatives, Mr. Norbert Dentressangle, Mrs. Evelyne Dentressangle, Mr. Pierre-Henri Dentressangle, Ms. Marine Dentressangle and XPO Logistics, Inc., dated as of April 28, 2015 (incorporated by reference to Exhibit 2.1 to XPO’s Current Report on Form 8-K filed with the SEC on April 29, 2015)

2.2*
Tender Offer Agreement between XPO Logistics, Inc. and Norbert Dentressangle SA, dated as of April 28, 2015 (incorporated by reference to Exhibit 2.2 to XPO’s Current Report on Form 8-K filed with the SEC on April 29, 2015)

3.1*
Certificate of Amendment to Amended and Restated Certificate of Incorporation of XPO Logistics, Inc. (incorporated by reference to Exhibit 3.1 to XPO’s Current Report on Form 8-K filed with the SEC on May 21, 2015)

3.2*	Text of Amendments to the 2nd Amended and Restated Bylaws of XPO Logistics, Inc. (incorporated by reference to Exhibit 3.2 to XPO’s Current Report on Form 8-K filed with the SEC on May 21, 2015)

4.1*
Form of Investment Agreement, dated as of May 29, 2015, by and among XPO Logistics, Inc. and the Purchasers set forth on Schedule I thereto (incorporated by reference to Exhibit 4.1 to XPO’s Current Report on Form 8-K filed with the SEC on June 1, 2015)

4.2*
Certificate of Designation of Series C Convertible Perpetual Preferred Stock of XPO Logistics, Inc., dated as of June 3, 2015 (incorporated by reference to Exhibit A to Exhibit 4.1 to XPO’s Current Report on Form 8-K filed with the SEC on June 1, 2015)

4.3*
Indenture, dated as of June 9, 2015, between XPO Logistics, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, The Bank of New York Mellon, London Branch as London Paying Agent and The Bank of New York Mellon (Luxembourg) S.A. as Luxembourg Paying Agent (incorporated by reference to Exhibit 4.1 to XPO’s Current Report on Form 8-K filed with the SEC on June 15, 2015)

10.1*
Amendment No. 2 to the Amended and Restated Credit Agreement among XPO Logistics, Inc. and certain of its wholly owned subsidiaries, as borrowers, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent for such lenders (incorporated by reference to Exhibit 10.1 to XPO’s Current Report on Form 8-K filed with the SEC on June 2, 2015)

31.1
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015

31.2
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015

32.1†
Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015

32.2†
Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015

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
Date: August 10, 2015