Form 10-Q
period 2015-09-30
XPO Logistics, Inc.
filed 2015-11-09
CIK 1166003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
Form 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 6, 2015, there were 108,375,625 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

XPO Logistics, Inc.
Form 10-Q

Part I—Financial Information
Item 1. Financial Statements.
XPO Logistics, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share and per share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,285.3	$644.1
Accounts receivable, net of allowances of $8.9 and $9.8, respectively	1,647.2	543.8
Deferred tax asset, current	23.4	9.2
Other current assets	284.8	36.0
Total current assets	3,240.7	1,233.1
Property and equipment, net of $144.6 and $47.3 in accumulated depreciation, respectively	955.7	221.9
Goodwill	3,445.0	929.3
Identifiable intangible assets, net of $158.9 and $74.6 in accumulated amortization, respectively	1,159.4	341.5
Deferred tax asset, long-term	106.0	—
Other long-term assets	129.8	35.4
Total long-term assets	5,795.9	1,528.1
Total assets	$9,036.6	$2,761.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$958.4	$252.7
Accrued expenses, other	648.9	119.9
Current maturities of long-term debt	120.3	1.8
Deferred tax liability, current	28.1	—
Other current liabilities	193.1	6.7
Total current liabilities	1,948.8	381.1
Long-term debt	3,359.1	592.1
Deferred tax liability, long-term	345.3	74.5
Employee benefit obligations	106.7	—
Other long-term liabilities	136.9	58.4
Total long-term liabilities	3,948.0	725.0
Commitments and contingencies
Stockholders’ equity:
Convertible perpetual preferred stock, $.001 par value; 10,000,000 shares authorized; 72,885 and 73,335 of Series A shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	42.0	42.2
Common stock, $.001 par value; 300,000,000 shares authorized; 108,373,631 and 77,421,683 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	0.1	0.1
Additional paid-in capital	3,168.3	1,831.9
Accumulated deficit	(402.6)	(219.1)
Accumulated other comprehensive income	0.4	—
Noncontrolling interests	331.6	—
Total stockholders’ equity	3,139.8	1,655.1
Total liabilities and stockholders’ equity	$9,036.6	$2,761.2
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$2,362.1	$662.5	$4,281.0	$1,525.9
Operating expenses
Cost of transportation and services	1,237.3	487.4	2,385.4	1,170.5
Direct operating expense	798.1	71.0	1,267.5	102.2
Sales, general and administrative expense	282.6	117.7	618.7	300.1
Total operating expenses	2,318.0	676.1	4,271.6	1,572.8
Operating income (loss)	44.1	(13.6)	9.4	(46.9)
Other expense	1.6	0.3	3.9	0.7
Foreign currency loss	14.5	—	34.6	—
Interest expense	61.5	17.8	120.9	31.3
Loss before income tax benefit	(33.5)	(31.7)	(150.0)	(78.9)
Income tax expense (benefit)	1.9	(20.1)	(21.3)	(25.2)
Net loss	(35.4)	(11.6)	(128.7)	(53.7)
Preferred stock beneficial conversion charge	(52.0)	—	(52.0)	—
Cumulative preferred dividends	(0.7)	(0.7)	(2.2)	(2.2)
Net income attributable to noncontrolling interests	(5.0)	—	(0.6)	—
Net loss attributable to common shareholders	$(93.1)	$(12.3)	$(183.5)	$(55.9)

Basic loss per share	$(0.94)	$(0.23)	$(2.10)	$(1.13)
Diluted loss per share	$(0.94)	$(0.23)	$(2.10)	$(1.13)

Weighted average common shares outstanding
Basic weighted average common shares outstanding	98.6	54.5	87.3	49.5
Diluted weighted average common shares outstanding	98.6	54.5	87.3	49.5
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(35.4)	$(11.6)	$(128.7)	$(53.7)
Less: Net income attributable to noncontrolling interests	(5.0)	—	(0.6)	—
Net loss attributable to the Company	$(40.4)	$(11.6)	$(129.3)	$(53.7)

Other comprehensive (loss) income
Foreign currency translation (losses) gains, net of tax effect of $0.0, $0.0, $0.0 and $0.0	$(6.3)	$—	$(0.6)	$—
Unrealized gains (losses) on cash flow and net investment hedges, net of tax effect of $0.1, $0.0, $0.1 and $0.0	16.2	—	(17.0)	—
Change in defined benefit plans liability, net of tax effect of $(2.5), $0.0, $(5.4) and $0.0	9.9	—	21.4	—
Other comprehensive income	19.8	—	3.8	—
Less: Other comprehensive loss (income) attributable to noncontrolling interests	1.8	—	(3.4)	—
Other comprehensive income attributable to the Company	$21.6	$—	$0.4	$—

Comprehensive loss	$(15.6)	$(11.6)	$(124.9)	$(53.7)
Less: Comprehensive income attributable to noncontrolling interests	(3.2)	—	(4.0)	—
Comprehensive loss attributable to the Company	$(18.8)	$(11.6)	$(128.9)	$(53.7)
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net loss	$(128.7)	$(53.7)
Adjustments to reconcile net loss to net cash from operating activities
Provisions for allowance for doubtful accounts	2.1	5.1
Depreciation and amortization	191.9	63.8
Stock compensation expense	19.7	5.6
Accretion of debt	4.7	4.2
Deferred tax benefit	(41.9)	(28.7)
Gain on sale of assets	(7.6)	—
Loss on foreign currency transactions	11.9	—
Other	2.5	2.3
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(2.3)	(73.5)
Income tax receivable	27.5	2.9
Prepaid expense and other assets	5.0	1.3
Accounts payable	(59.9)	39.7
Accrued expenses and other liabilities	14.5	17.7
Cash flows provided (used) by operating activities	39.4	(13.3)
Investing activities
Acquisition of businesses, net of cash acquired	(1,609.8)	(813.7)
Loss on forward contract related to acquisition	(9.7)	—
Payment for purchases of property and equipment	(114.4)	(21.6)
Proceeds from sale of assets	38.7	0.4
Cash flows used by investing activities	(1,695.2)	(834.9)
Financing activities
Proceeds from preferred stock and common stock offerings	1,260.0	1,131.3
Payment for equity issuance costs	(31.9)	(33.4)
Proceeds from issuance of long-term debt	2,596.7	500.0
Payment for debt issuance costs	(7.9)	(10.4)
Repayment of long-term debt	(1,067.4)	—
Proceeds from borrowing on revolving credit facility	—	130.0
Repayment of borrowings on revolving credit facility	—	(205.0)
Bank overdrafts	14.4	—
Purchase of noncontrolling interests	(459.7)	—
Dividends paid to preferred stockholders	(2.2)	(2.2)
Other	0.2	(3.5)
Cash flows provided by financing activities	2,302.2	1,506.8
Effect of exchange rates on cash	(5.2)	—
Net increase in cash	641.2	658.6
Cash and cash equivalents, beginning of period	644.1	21.5
Cash and cash equivalents, end of period	$1,285.3	$680.1
Supplemental disclosure of cash flow information:
Cash paid for interest	$93.5	$15.3
Cash paid (received) for income taxes	$0.5	$(1.1)
Equity portion of acquisition purchase price	$1.5	$138.3
Equity issued upon conversion of debt	$42.3	$10.5
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Nine Months Ended September 30, 2015
(Unaudited)
(In millions, except for share data)

	Series A Preferred Stock		Series C Preferred Stock		Common Stock				Accumulated Other Comprehensive Income/(Loss)
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Foreign Currency Translation Adjustments	Cash Flow & Net Investment Hedges	Employee Benefit Plans	Non-controlling Interests	Total
Balance, December 31, 2014	73	$42.2	—	$—	77,422	$0.1	$1,831.9	$(219.1)	$—	$—	$—	$—	$1,655.1
Net loss	—	—	—	—	—	—	—	(128.7)	—	—	—	—	$(128.7)
Other comprehensive income (loss), net of $5.3 total tax effect	—	—	—	—	—	—	—	—	(0.6)	(17.0)	21.4	—	$3.8
Transfer to noncontrolling interest from redeemable noncontrolling interest	—	—	—	—	—	—	4.2	—	—	—	—	320.4	$324.6
Acquisition of noncontrolling interests and current year activity	—	—	—	—	—	—	—	(0.6)	0.5	0.3	(4.2)	11.2	$7.2
Exercise of warrants and stock options and other	—	—	—	—	338	—	0.7	—	—	—	—	—	$0.7
Conversion of Series A preferred stock to common stock	—	(0.2)	—	—	64	—	0.2	—	—	—	—	—	$—
Proceeds from issuance of preferred stock, net of issuance costs	—	—	563	548.5	—	—	—	—	—	—	—	—	$548.5
Conversion of Series C preferred stock to common stock	—	—	(563)	(548.5)	12,501	—	548.5	—	—	—	—	—	$—
Deemed distribution for recognition of beneficial conversion feature on preferred stock	—	—	—	—	—	—	52.0	(52.0)	—	—	—	—	$—
Proceeds from issuance of common stock, net of issuance costs	—	—	—	—	15,499	—	679.6	—	—	—	—	—	$679.6
Issuance of common stock for acquisitions	—	—	—	—	38	—	1.5	—	—	—	—	—	$1.5
Issuance of common stock upon conversion of senior notes, net of tax	—	—	—	—	2,512	—	40.0	—	—	—	—	—	$40.0
Dividend paid	—	—	—	—	—	—	—	(2.2)	—	—	—	—	$(2.2)
Stock compensation expense	—	—	—	—	—	—	9.7	—	—	—	—	—	$9.7
Balance, September 30, 2015	73	$42.0	—	$—	108,374	$0.1	$3,168.3	$(402.6)	$(0.1)	$(16.7)	$17.2	$331.6	$3,139.8
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended September 30, 2015 and 2014
(Unaudited)
(In millions)
1. Organization
Nature of Business
As of September 30, 2015, prior to its acquisition of Con-way Inc. (“Con-way”), XPO Logistics, Inc. and its subsidiaries (“XPO” or the “Company”) provide comprehensive supply chain solutions to more than 30,000 customers through an integrated network of over 56,000 employees and 900 locations in 27 countries. The Company's customers are multinational, national, mid-size and small enterprises, and include many of the most prominent companies in the world. XPO runs its business on a global basis, with two reportable segments: Logistics and Transportation. For information regarding the Company's acquisition of Con-way, which was completed on October 30, 2015, and a description of the scope of the Company's businesses following the Con-way acquisition, refer to Note 18—Subsequent Events.
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
As of September 30, 2015, prior to its acquisition of Con-way, the Company operated approximately 129 million square feet (12.1 million square meters) of contract logistics facility space worldwide, with about 50 million square feet (4.7 million square meters) of that capacity in the United States.
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

•
The management of expedite shipments, which are urgent, time-critical shipments sold to customers in North America through direct transacting and through XPO's web-based technology. Expedite ground services are provided through a fleet of vehicles that are owned and operated by independent contract drivers, and through contracted third-party motor carriers. For expedite shipments requiring air charter, service is arranged using the Company's relationships with third-party air carriers; and

•
Global forwarding, including ground, air and ocean transportation services for customers with domestic and international supply chain requirements. The Company's global forwarding transportation services are sold and facilitated through a network of Company-owned and independently-owned offices in North America, South America, Europe and Asia.

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
These unaudited condensed consolidated financial statements reflect, in the opinion of the Company, all material adjustments (which include only normal recurring adjustments) necessary to fairly present the Company’s financial position as of September 30, 2015 and December 31, 2014, and results of operations for the three- and nine-month periods ended September 30, 2015 and 2014. Intercompany transactions have been eliminated in the condensed consolidated balance sheets and results of operations. Where the presentation of these intercompany eliminations differs between the consolidated and reportable segment financial statements, reconciliations of certain line items are provided. The results of operations of acquired companies are included in the Company's results from the closing date of the acquisition and forward. Income or loss attributable to noncontrolling interests is deducted from net income/loss to determine net income/loss attributable to common shareholders.
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
Consolidation
The Company's financial statements consolidate all of its affiliates in which it has a controlling financial interest, most often because the Company holds a majority voting interest. To determine if the Company holds a controlling financial interest in an entity, the Company first evaluates if it is required to apply the variable interest entity (“VIE”) model to the entity; otherwise the entity is evaluated under the voting interest model.
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
Associated companies are unconsolidated VIE's and other entities in which the Company does not have a controlling financial interest, but over which it has significant influence, most often because the Company holds a voting interest of 20% to 50%. Associated companies are accounted for as equity method investments. Results of associated companies are presented on a one-line basis in other income/expense. Investments in, and advances to, associated companies are presented on a one-line basis in the other long-term assets line item in the condensed consolidated balance sheet, net of allowance for losses, which represents the Company's best estimate of probable losses inherent in such assets.
Use of Estimates
The Company prepares its unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that impact the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting period. The Company reviews its estimates on a regular basis and makes adjustments based on historical experience and existing and expected future conditions. Estimates are made with respect to, among other matters, recognition of revenue, costs of transportation and services, direct operating expenses, estimated useful lives of property and equipment, recoverability of goodwill and long-lived assets, estimated legal accruals, estimated restructuring accruals, estimated employee benefit obligations, valuation allowances for deferred taxes, reserve for uncertain tax positions, probability of achieving performance targets for vesting of performance-based restricted stock units, and allowance for doubtful accounts. These evaluations are performed and adjustments are made as information is available. Management believes that these estimates, which have been discussed with the Audit Committee of the Company’s Board of Directors, are reasonable; however, actual results could differ from these estimates.
Significant Accounting Policies
Revenue Recognition
The Company generally recognizes revenue at the point in time when delivery is completed and the shipping terms of the contract have been satisfied, or in the case of the Company’s Logistics segment, based on specific, objective criteria within the provisions of each contract as described below. Related costs of delivery and service are accrued and expensed in the same period the associated revenue is recognized. Revenue is recognized once the following criteria have been satisfied:

•	Persuasive evidence of an arrangement exists;

•	Services have been rendered;

•	The sales price is fixed or determinable; and

•	Collectability is reasonably assured.
The Company’s Logistics segment recognizes a significant portion of its revenue based on objective criteria that do not require significant estimates or uncertainties. Revenues on cost-reimbursable contracts are recognized by applying a factor to costs as incurred, such factor being determined by the contract provisions. Revenues on unit-price contracts are recognized at the contractual selling prices or as work is completed. Revenues on time and material contracts are recognized at the contractual rates as the labor hours and direct expenses are incurred. Revenues from fixed-price contracts are recognized as services are provided, unless revenues are earned and obligations fulfilled in a different pattern. Certain contracts provide for labor handling charges to be billed for both incoming and outgoing handling of goods at the time the goods are received in a warehouse. For these contracts, revenue is recognized immediately for the amounts representing handling of incoming goods and deferred revenue is recorded for the performance of services related to the handling of outgoing goods, which is recognized once the related goods leave the warehouse. Storage revenue is recognized as it is earned based on the length of time the related product is stored in the warehouse. Generally, the contracts contain provisions for adjustments to future pricing based upon changes in volumes, services and other market conditions, such as inflation. Revenues relating to such incentive or contingency payments are recorded when the contingency is satisfied and the Company concludes the amounts are earned.
For all lines of business (other than the Company's managed expedited freight business and the Company's Logistics segment with respect to those transactions where its contract logistics business is serving as the customer’s agent in arranging purchased transportation), the Company reports revenue on a gross basis in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Reporting Revenue Gross as Principal Versus Net as an Agent.” The Company believes presentation on a gross basis is appropriate under ASC Topic 605 in light of the following factors:

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
Other Current Assets
Other current assets consist primarily of value-added tax and income tax receivables; prepaid expenses; miscellaneous receivables; inventory; and other current assets. Inventories are stated at cost using the weighted average cost method and consist primarily of diesel fuel, vehicle spare parts and various consumable supplies. The following table outlines the Company’s other current assets as of September 30, 2015 and December 31, 2014 (in millions):

	As of September 30, 2015	As of December 31, 2014
Value-added tax and income tax receivables	$117.9	$15.4
Prepaid expenses	91.3	13.2
Miscellaneous receivables	37.5	5.4
Inventory	25.5	1.3
Other current assets	12.6	0.7
Total Other Current Assets	$284.8	$36.0
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
Goodwill
Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. The Company follows the provisions of ASC Topic 350, “Intangibles—Goodwill and Other,” which requires an annual impairment test for goodwill. The Company may first choose to perform a qualitative evaluation of the likelihood of goodwill impairment. If the Company determines a quantitative evaluation is necessary, the goodwill at the reporting unit is subject to a two-step impairment test. The first step compares the book value of a reporting unit, including goodwill, with its fair value. If the book value of a reporting unit exceeds its fair value, the Company completes the second step in order to determine the amount of goodwill impairment loss that should be recorded. In the second step, the Company determines an implied fair value of the reporting unit's goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill. The amount of impairment is equal to the excess of the book value of goodwill over the implied fair value of that goodwill. The Company performs the annual impairment testing during the third quarter unless events or circumstances indicate impairment of the goodwill may have occurred before that time. For the periods presented, the Company did not recognize any goodwill impairment as the estimated fair value of its reporting units with goodwill exceeded the book value of these reporting units. For each of the Company's reporting units, the excess of the fair value over the book value ranged from 87% to over 100%. Given the recent June 2015 acquisition of Norbert Dentressangle SA, the Company performed a qualitative evaluation of the likelihood of goodwill impairment on the former Norbert Dentressangle SA, concluding that no goodwill impairment exists at this time. For additional information, refer to Note 9—Goodwill.
Intangible Assets with Definite Lives
The Company’s intangible assets subject to amortization consist of customer relationships, carrier relationships, trade names, non-compete agreements, and other intangibles. Customer relationships and trade names are amortized on an accelerated basis over the period of economic benefit based on the estimated cash flows attributable to the related intangible assets. Non-compete agreements, carrier relationships and other intangibles are amortized on a straight-line basis over the estimated useful lives of the related intangible asset. The range of estimated useful lives and the weighted-average useful lives of the respective intangible assets by type are as follows:

Classification	Estimated Useful Life	Weighted-Average Amortization Period
Customer relationships	3 to 14 years	12.05 years
Carrier relationships	2 years	2.00 years
Trade names	3 to 3.5 years	3.06 years
Non-compete agreements	Term of agreement	4.57 years
Other intangible assets	1.5 to 5 years	4.24 years
For additional information, refer to Note 8—Intangible Assets.
Accrued Expenses, Other
Accrued expenses, other consist primarily of accrued salaries and wages; accrued value-added tax and other taxes; accrued interest on the Company's outstanding debt; accrued estimated litigation liabilities; accrued purchased services; accrued insurance claims; and other accrued expenses, including accrued transportation and facility charges accrued equipment costs and maintenance. The following table outlines the Company’s accrued expenses, other as of September 30, 2015 and December 31, 2014 (in millions):

	As of September 30, 2015	As of December 31, 2014
Accrued salaries and wages	$325.1	$50.1
Accrued value-added tax and other taxes	137.9	1.3
Accrued interest	49.8	15.1
Accrued estimated litigation liabilities	47.8	11.5
Accrued purchased services	24.5	18.9
Accrued insurance claims	14.4	5.8
Other accrued expenses	49.4	17.2
Total Accrued Expenses, Other	$648.9	$119.9
Other Current Liabilities
Other current liabilities consist primarily of deferred revenue; bank overdrafts; estimated acquisition earn-out liability; current portion of interest rate swap liability; and other current liabilities. Bank overdrafts represent short-term loans and are classified as liabilities on the condensed consolidated balance sheets and financing cash flows in the condensed consolidated statements of cash flows. The following table outlines the Company’s other current liabilities as of September 30, 2015 and December 31, 2014 (in millions):

	As of September 30, 2015	As of December 31, 2014
Deferred revenue	$61.0	$0.5
Bank overdrafts	57.5	—
Acquisition earn-out liability	29.1	—
Current portion of interest rate swap liability	5.0	—
Other current liabilities	40.5	6.2
Total Other Current Liabilities	$193.1	$6.7
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
The aggregate net fair value estimates are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain financial instruments approximated their fair values as of September 30, 2015 and December 31, 2014, respectively. These financial instruments include cash, accounts receivable, notes receivable, accounts payable, accrued expense, and current maturities of long-term debt. Fair values approximate carrying values for these financial instruments since they are short-term in nature and are receivable or payable on demand. The fair value of the asset financing approximates carrying value since the debt is primarily issued at a floating rate, may be prepaid any time at par without penalty and the remaining life is short-term in nature.
The carrying amounts for money market funds are a reasonable estimate of fair value and quoted market prices are available. The fair value of the Company's Senior Notes due 2022, Senior Notes due 2019, and convertible senior notes was estimated using quoted market prices for identical instruments in active markets. The fair value of the Company's Senior Notes due 2021 and Euro private placement notes due 2020 was estimated using inputs that are readily available market inputs for long-term debt with similar terms and maturities. For additional information refer to Note 6—Debt. The Company's cross-currency swap and interest rate swap derivatives include over-the-counter derivatives that are primarily valued using models that rely on observable market inputs, such as currency exchange rates and yield curves. For additional information refer to Note 15—Derivative Instruments. The following table summarizes the carrying value and estimated fair value of the Company's financial instruments as of September 30, 2015 and December 31, 2014 (in millions):

	As of September 30, 2015
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Money market funds	$376.4	$376.4	$376.4	$—	$—
Derivative instruments	(29.4)	(29.4)	—	(29.4)	—
Senior notes due 2022	1,600.0	1,359.8	1,359.8	—	—
Senior notes due 2021	560.2	485.9	—	485.9	—
Senior notes due 2019	914.0	877.5	877.5	—	—
Convertible senior notes	59.1	98.2	98.2	—	—
Euro private placement notes due 2020	14.9	13.6	—	13.6	—

	As of December 31, 2014
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Money market funds	$330.8	$330.8	$330.8	$—	$—
Senior notes due 2019	500.0	527.5	527.5	—	—
Convertible senior notes	91.9	271.3	271.3	—	—
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
For additional information, refer to Note 13—Employee Benefit Plans.
Foreign Currency Translation and Transactions
The assets and liabilities of foreign subsidiaries that use the local currency as their functional currency are translated to U.S. dollars (“USD”) using the exchange rate prevailing at each balance sheet date, with balance sheet currency translation adjustments recorded in accumulated other comprehensive income in the condensed consolidated balance sheets. The assets and liabilities of foreign subsidiaries whose local currency is not their functional currency are remeasured from their local currency to their functional currency and then translated to USD. The results of operations of the Company's foreign subsidiaries are translated to USD using average exchange rates prevailing for each period presented. Foreign currency transactions recognized in the condensed consolidated statements of operations are converted to USD by applying the exchange rate prevailing on the date of the transaction. Gains and losses arising from foreign currency transactions and the effects of remeasuring monetary assets and liabilities are recorded in foreign currency loss in the condensed consolidated statements of operations.
Foreign currency transaction and remeasurement (gains)/losses were $14.5 million and $0.0 million for the three-month periods ended September 30, 2015 and 2014, respectively, and $34.6 million and $0.0 million for the nine-month periods ended September 30, 2015 and 2014, respectively.
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
On June 11, 2015, XPO filed with the French Autorité des Marchés Financiers (the “AMF”) a mandatory simplified cash offer (the “Tender Offer”) to purchase all of the outstanding ordinary shares of ND (other than the shares already owned by XPO) at a price of €217.50 per share. On June 23, 2015, the Company received the necessary approval from the AMF to launch the Tender Offer and the Tender Offer was launched on June 25, 2015. The Tender Offer remained open for a period of 16 trading days. As of September 30, 2015, the Company purchased 1,921,553 shares under the Tender Offer and acquired a total of approximately 86.25% of the share capital of ND. The total fair value of the consideration provided for the noncontrolling interest in ND at the acquisition date is €702.5 million, or $784.2 million, which is based on the quoted market price of ND shares on the acquisition date. Total consideration is summarized in the table below in Euros (“EUR”) and USD:

	In EUR	In USD
Cash consideration	€1,437.0	$1,603.9
Liability for performance share settlement	11.8	13.2
Repayment of indebtedness	634.1	711.3
Noncontrolling interests	702.5	784.2
Cash acquired	(134.6)	(151.0)
Total consideration	€2,650.8	$2,961.6
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

Consideration	$2,961.6
Accounts receivable	1,063.5
Prepaid and other current assets	309.1
Income tax receivable	41.4
Deferred tax assets	120.5
Restricted cash	6.3
Property and equipment	727.6
Trade name covenants	40.0
Non-compete agreements	5.6
Customer relationships	817.0
Other long-term assets	11.5
Accounts payable	(803.7)
Accrued salaries & wages	(237.0)
Accrued expenses	(180.1)
Other current liabilities	(153.0)
Interest rate swap liabilities	(10.9)
Long-term debt	(637.2)
Deferred tax liabilities	(355.3)
Employee benefit obligations	(141.4)
Other long-term liabilities	(79.3)
Noncontrolling interests	(7.8)
Goodwill	$2,424.8
As of September 30, 2015, the purchase price allocation is considered final, except for the fair value of property & equipment, favorable and unfavorable leasehold assets and liabilities, definite-lived intangible assets, taxes and assumed liabilities. Based on a preliminary allocation, $1,188.2 million of the goodwill relates to the Transportation reportable segment and $1,236.6 million of the goodwill relates to the Logistics reportable segment. The goodwill as a result of the acquisition is not deductible for local country income tax purposes. ND's revenue and operating income included in the Company's results for the nine-months ended September 30, 2015 were $1,937.3 million and $35.9 million, respectively.
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
The BTT acquisition was accounted for as a business combination in accordance with ASC Topic 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying condensed consolidated balance sheet at their estimated fair values as of June 1, 2015 with the remaining unallocated purchase price recorded as goodwill. As a result of the acquisition, the Company recorded goodwill of $54.1 million and definite-lived intangible assets of $30.0 million. All goodwill relates to the Transportation reportable segment and is not deductible for income tax purposes. As of September 30, 2015, the purchase price allocation is considered final, except for the settlement of any working capital adjustments and the fair value of taxes and assumed liabilities.
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
The UX acquisition was accounted for as a business combination in accordance with ASC Topic 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying condensed consolidated balance sheet at their estimated fair values as of February 9, 2015 with the remaining unallocated purchase price recorded as goodwill. As a result of the acquisition, the Company recorded goodwill of $28.9 million and definite-lived intangible assets of $18.8 million. All goodwill relates to the Transportation reportable segment and is fully deductible for income tax purposes. As of September 30, 2015, the purchase price allocation is considered final, except for the settlement of any working capital adjustments and the fair value of taxes and assumed liabilities.
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

Consideration	$615.9
Cash and cash equivalents	1.8
Accounts receivable	112.1
Prepaid and other current assets	11.7
Income tax receivable	17.9
Restricted cash	8.5
Property and equipment	112.7
Trademarks/trade names	4.5
Contractual customer relationships asset	115.1
Contractual customer relationships liability	(5.6)
Non-contractual customer relationships	15.2
Other long-term assets	7.3
Accounts payable	(17.7)
Accrued expenses	(33.4)
Deferred tax liabilities, non-current	(75.0)
Other long-term liabilities	(9.3)
Goodwill	$350.1
The purchase price allocation is considered final. All goodwill relates to the Logistics reportable segment. The goodwill as a result of the acquisition is not deductible for income tax purposes. The working capital adjustments in connection with this acquisition have been finalized, and there was no material change in the purchase price as a result.
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
The ACL acquisition was accounted for as a business combination in accordance with ASC Topic 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying condensed consolidated balance sheet at their estimated fair values as of July 28, 2014 with the remaining unallocated purchase price recorded as goodwill. As a result of the acquisition, the Company recorded goodwill of $25.1 million and definite-lived intangible assets of $12.5 million. All goodwill relates to the Transportation reportable segment. The goodwill as a result of the acquisition is not deductible for income tax purposes. The purchase price allocation is considered final. The working capital adjustments in connection with this acquisition have been finalized, and there was no material change in the purchase price as a result.
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
Pro Forma Financial Information
The following unaudited pro forma consolidated results of operations for the nine-month periods ended September 30, 2015 and 2014 present consolidated information of the Company as if the acquisitions of ND, New Breed and Pacer had occurred as of January 1, 2014 (in millions):

	Pro Forma Nine Months Ended September 30, 2015	Pro Forma Nine Months Ended September 30, 2014
Revenue	$6,833.1	$6,725.8
Operating income (loss)	$83.0	$39.1
Net loss attributable to common shareholders	$(169.3)	$(139.6)
Loss per common share
Basic	$(1.57)	$(1.68)
Diluted	$(1.57)	$(1.68)

The unaudited pro forma consolidated results for the nine-month periods were prepared using the acquisition method of accounting and are based on the historical financial information of ND, New Breed, Pacer and the Company. The unaudited pro forma consolidated results incorporate historical financial information for all significant acquisitions pursuant to SEC regulations since January 1, 2014. The historical financial information has been adjusted to give effect to pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed these acquisitions on January 1, 2014. As described further in Note 18—Subsequent Events, the Company acquired Con-way on October 30, 2015. The initial accounting for the acquisition of Con-way is incomplete at the time the financial statements are issued given the timing of the closing of the acquisition in relation to the date the financial statements are issued. As a result, the unaudited pro forma consolidated results presented above do not include the historical financial information of Con-way.
4. Restructuring Charges
In conjunction with various acquisitions, the Company has initiated facility rationalization and severance programs to close facilities and reduce employment in order to improve efficiency and profitability or adjust for the loss of certain business. The programs include facility exit activities and employment reduction initiatives.
The amount of restructuring charges incurred during the nine-month period ended September 30, 2015 and included in the Company's condensed consolidated statement of operations as sales, general and administrative expense is summarized below (in millions). The table also includes charges recorded on ND's opening balance sheet which were incurred prior to the acquisition date. Only ND restructuring initiatives in existence at the acquisition date were included in the purchase price allocation.

		Nine months ended September 30, 2015
	Reserve Balance at December 31, 2014	From ND Acquisition	Charges Incurred	Payments	Reserve Balance at September 30, 2015
Transportation
Contract termination	$—	$0.1	$—	$—	$0.1
Facilities	—	—	0.8	—	0.8
Severance	—	5.1	0.5	(0.4)	5.2
Total	—	5.2	1.3	(0.4)	6.1
Logistics
Contract termination	—	0.3	1.0	(0.1)	1.2
Facilities	—	—	0.5	—	0.5
Severance	—	9.4	11.8	(1.1)	20.1
Total	—	9.7	13.3	(1.2)	21.8
Corporate
Contract termination	3.8	—	3.3	(2.2)	4.9
Severance	1.3	—	—	(1.0)	0.3
Total	5.1	—	3.3	(3.2)	5.2
Total restructuring plans	$5.1	$14.9	$17.9	$(4.8)	$33.1

5. Commitments and Contingencies
Lease Commitments
As of September 30, 2015, the Company had approximately $1,739.4 million in future minimum payments required under operating leases for various real estate, double-stack railcars, containers, chassis, tractors, data processing equipment, transportation and office equipment leases that have an initial or remaining non-cancellable lease term. Remaining future minimum payments related to these operating leases amount to approximately $420.0 million, $325.9 million, $266.8 million, $205.0 million, and $521.7 million for the twelve-month periods ending September 30, 2016, 2017, 2018, 2019, and 2020 and thereafter, respectively. Actual amounts of operating lease expense may differ from estimated amounts due to changes in foreign currency exchange rates.
Rent expense was approximately $200.0 million and $25.1 million for the three-month periods ended September 30, 2015 and 2014, respectively, and $295.9 million and $48.9 million for the nine-month periods ended September 30, 2015 and 2014, respectively.
Litigation
The Company is involved, and will continue to be involved, in numerous legal proceedings arising out of the conduct of its business. These proceedings may include, among other matters, claims for property damage or personal injury incurred in connection with the transportation of freight and employment-related claims, including claims involving asserted breaches of employee restrictive covenants and tortious interference with contract. These proceedings also include numerous purported class-action lawsuits, multi-plaintiff and individual lawsuits and state tax and other administrative proceedings that claim either that the Company’s owner operators or contract carriers should be treated as employees, rather than independent contractors, or that certain of the Company's drivers were not paid for all compensable time or were not provided with required meal or rest breaks. These lawsuits and proceedings may seek substantial monetary damages (including claims for unpaid wages, overtime, failure to provide meal and rest periods, unreimbursed business expenses and other items), injunctive relief, or both.
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

Intermodal Drayage Classification Claims
Certain of the Company’s intermodal drayage subsidiaries received notices from the California Labor Commissioner, Division of Labor Standards Enforcement (the “DLSE”), that a total of 153 owner operators contracted with these subsidiaries have filed claims with the DLSE in which they assert that they should be classified as employees, as opposed to independent contractors. These claims seek reimbursement for the owner operators’ business expenses, including fuel, tractor maintenance and tractor lease payments. After a decision was rendered by a DLSE hearing officer in seven of these claims, the Company appealed the decision to California Supreme Court, San Diego, where a de novo trial was held on the merits of those claims. On July 17, 2015, the court issued a final statement of decision finding that the seven claimants were employees rather than independent contractors, and awarding an aggregate of $2.0 million to the claimants. The court’s judgment is subject to appeal, and the Company is evaluating its options with respect to these claims. The Company cannot provide assurance that the Company will determine to pursue an appeal or that an appeal will be successful. The remaining DLSE claims have been transferred to California Superior Court in three separate actions involving approximately 200 claimants, including the 153 claimants mentioned above. These matters are in the initial procedural stages.
One of these intermodal drayage subsidiaries also is a party to a putative class action litigation (Manuela Ruelas Mendoza v. Pacer Cartage, Inc.) brought by Edwin Molina in the U.S. District Court, Southern District of California on August 19, 2013. Mr. Molina asserts that he should be classified as an employee, as opposed to an independent contractor, and seeks damages for alleged violation of various California wage and hour laws. Mr. Molina seeks to have the litigation certified as a class action involving all owner-operators contracted with this subsidiary at any time from August 2009 to the present, which could involve as many as 600 claimants. Certain of these potential claimants also may have claims under the actions pending in California Superior Court as described above. This matter is in the initial stages of discovery and the court has not yet determined whether to certify the matter as a class action. The Company has reached a tentative agreement to settle this litigation with the claimant, subject to court approval and acceptance by a minimum percentage of members of the purported class. There can be no assurance that the settlement agreement will be finalized and executed, that the court will approve any such settlement agreement or that it will be accepted by the requisite percentage of members of the purported class.
One of these intermodal drayage subsidiaries is a party to a putative class action litigation (C. Arevalo v. XPO Port Services, Inc.) brought by Carlos Arevalo in the Superior Court for the State of California, County of Los Angeles Central District filed in August 2015. Mr. Arevalo asserts that he should be classified as an employee, as opposed to an independent contractor, and seeks damages for alleged violation of various California wage and hour laws. Mr. Arevalo seeks to have the litigation certified as a class action involving all owner-operators contracted with this subsidiary at any time from August 2011 to the present. Certain of these potential claimants also may have claims under the actions pending in California Superior Court as described above. This matter is in the initial pleading stage and the court has not yet determined whether to certify the matter as a class action. The Company is unable at this time to estimate the amount of the possible loss or range of loss, if any, that it may incur as a result of this matter.
Last Mile Logistics Classification Claims
Certain of the Company’s last mile logistics subsidiaries are party to several putative class action litigations brought by independent contract carriers contracted with these subsidiaries in which the contract carriers assert that they should be classified as employees, as opposed to independent contractors. The particular claims asserted vary from case to case, but the claims generally allege unpaid wages, overtime, alleged failure to provide meal and rest periods and seek reimbursement of the contract carriers’ business expenses. Putative class actions against the Company’s subsidiaries are pending in Massachusetts (Celso Martins, Alexandre Rocha, and Calvin Anderson v. 3PD, Inc.), Illinois (Marvin Brandon, Rafael Aguilera, and Aldo Mendez-Etzig v. 3PD, Inc.), Arizona (Dennis Montoya v. 3PD, Inc.), California (Cesar Ardon et al v 3PD, Inc. and Fernando Ruiz v. Affinity Logistics Corp.), New Jersey (Leonardo Alegre v. Atlantic Central Logistics, Simply Logistics, Inc.), Pennsylvania (Victor Reyes v. XPO Logistics, Inc.) and Connecticut (Carlos Taveras v. XPO Last Mile, Inc.). The Company has reached tentative agreements to settle the Massachusetts, Illinois, Arizona and one of the California (Ardon) litigations with the respective claimants, subject to court approval and acceptance by a minimum percentage of members of the respective purported class (except in the Arizona matter, in which the settlement is of Mr. Montoya’s individual claims). There can be no assurance that the settlement agreements will be finalized and executed, that the respective court will approve any such settlement agreement or that it will be accepted by the requisite percentage of members of the respective purported class. The Company believes that it has adequately accrued for the potential impact of loss contingencies relating to the foregoing last mile logistics claims that are probable and reasonably estimable. The Company is unable at this time to estimate the amount of the possible loss or range of loss, if any, that it may incur as a result of the New Jersey, Pennsylvania and Connecticut claims, which are in preliminary stages.
For information regarding legal contingencies relating to Con-way, which was acquired by the Company on October 30, 2015, refer to Note 18—Subsequent Events.

6. Debt
Senior Notes
On August 25, 2014, the Company completed a private placement of $500.0 million aggregate principal amount of 7.875% Senior Notes due 2019. On February 13, 2015, the Company completed an additional private placement of $400.0 million aggregate principal amount of Senior Notes due 2019 for a total issuance of $900.0 million. The additional Senior Notes due 2019 have terms identical to those of the $500.0 million Senior Notes due 2019 and were issued at a premium of 104%, resulting in a $16.0 million premium. On June 4, 2015, the Company completed a private placement of $1,600.0 million aggregate principal amount of 6.5% fixed rate Senior Notes due 2022 and €500.0 million Euro-denominated aggregate principal amount of 5.75% fixed rate Senior Notes due 2021. Total unamortized debt issuance costs related to the Senior Notes classified in other long-term assets at September 30, 2015 are $44.8 million.
The Senior Notes were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and, outside the United States, only to non-U.S. investors pursuant to Regulation S. The Senior Notes were not registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from registration requirements or a transaction not subject to the registration requirements of the Securities Act or any state securities laws. The Senior Notes due 2019 bear interest at a rate of 7.875% per annum payable semiannually, in cash in arrears, on March 1 and September 1 of each year, commencing March 1, 2015 and maturing on September 1, 2019. The Senior Notes due 2022 bear interest at a rate of 6.5% per annum payable semiannually, in cash in arrears, on June 15 and December 15 of each year, commencing December 15, 2015 and maturing on June 15, 2022. The Senior Notes due 2021 bear interest at a rate of 5.75% per annum payable semiannually, in cash in arrears, on June 15 and December 15 of each year, commencing December 15, 2015 and maturing on June 15, 2021. The Senior Notes are guaranteed by each of the Company’s direct and indirect wholly-owned restricted subsidiaries (other than certain excluded subsidiaries) that are obligors under, or guarantee obligations under, the Company’s existing credit agreement (or certain replacements thereof) or guarantee certain capital markets indebtedness of the Company or any guarantor of the Senior Notes. The Senior Notes and the guarantees thereof are unsecured, unsubordinated indebtedness of the Company and the guarantors. Among other things, the covenants of the Senior Notes limit the Company’s ability to, with certain exceptions: incur indebtedness or issue disqualified stock; grant liens; pay dividends or make distributions in respect of capital stock; make certain investments or other restricted payments; prepay or repurchase subordinated debt; sell or transfer assets; engage in certain mergers, consolidations, acquisitions and dispositions; and enter into certain transactions with affiliates.
Prior to September 1, 2016, the Company may redeem some or all of the Senior Notes due 2019 at a price equal to 100% of the principal amount of the senior notes plus the applicable “make-whole” premium, as defined in the indenture. On and after September 1, 2016, the Company may redeem some or all of the senior notes for a redemption price that declines each year, as specified in the indenture. In addition, on or prior to September 1, 2016, the Company may redeem up to 40% of the aggregate principal amount of senior notes with the proceeds of certain equity offerings at 107.875% of their principal amount plus accrued interest. The Company may make such redemption only if, after any such redemption, at least 60% of the aggregate principal amount of senior notes originally issued remains outstanding.
The Company may redeem some or all of the Senior Notes due 2022 at any time prior to June 15, 2018 and some or all of the Senior Notes due 2021 at any time prior to December 15, 2017, in each case at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, plus the applicable “make-whole” premium, as defined in the indenture. On and after June 15, 2018, in the case of the Senior Notes due 2022, and on and after December 15, 2017, in the case of the Senior Notes due 2021, the Company may redeem some or all of the senior notes for a redemption price that declines each year, as specified in the indenture. In addition, on or prior to June 15, 2018 for the Senior Notes due 2022 and on or prior to December 15, 2017 for the Senior Notes due 2021, the Company may redeem up to 40% of the aggregate principal amount of each series of such senior notes with the proceeds of certain equity offerings at 106.5%, in the case of the Senior Notes due 2022, and at 105.75%, in the case of the Senior Notes due 2021, of their principal amount plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The Company may make such redemption only if, after any such redemption, at least 60% of the aggregate principal amount of senior notes of the applicable series remains outstanding.

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
Under the terms of the Euro Private Placement Notes, the Company is required to give notice of the change of control to the holders of the Euro Private Placement Notes within 30 calendar days following its occurrence and the notice must specify the date fixed for early redemption which will be no earlier than 25 business days and no later than 30 business days from the date of the publication of the notice and the period of at least 15 business days from the publication of the notice during which the holders of the Euro Private Placement Notes may exercise their option. The consummation of the ND Share Purchase constituted a change of control under the terms and conditions of the Euro Private Placement Notes. As a result, each holder of the Euro Private Placement Notes has the option to require the Company to redeem all of the Euro Private Placement Notes held by such holder, at their principal amount plus accrued interest. The Company gave the required notice to the holders of the Euro Private Placement Notes in June 2015. In July 2015, holders of €223.0 million total Euro Private Placement Notes tendered the notes back to the Company, which the Company redeemed at par on July 31, 2015.
The Euro Private Placement Notes are subject to leverage ratio and indebtedness ratio financial covenants, as defined in the agreements. ND is required to maintain a leverage ratio of less than or equal to 3.50 and an indebtedness ratio of less than or equal to 2.00 as of each semi-annual testing date. As of June 30, 2015, the latest semi-annual testing date, ND is in compliance with the financial covenants.
The Company may redeem all, but not some, of the Euro Private Placement Notes at any time prior to the maturity date, at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, plus the applicable “make-whole” premium, as defined in the indenture.
Asset Financing
In conjunction with the Company's acquisition of ND, the Company assumed ND's asset financing arrangements. The financing is unsecured and is used to purchase Company-owned trucks in Europe. The financing arrangements are denominated in USD, EUR, British Pounds Sterling and Romanian New Lei, with primarily floating interest rates. As of September 30, 2015, interest rates on asset financing range from 0.360% to 5.5% and initial terms range from five years to ten years.
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
As of September 30, 2015, the Company and certain of its wholly-owned subsidiaries, as borrowers, were parties to a $415.0 million multicurrency secured Amended and Restated Revolving Loan Credit Agreement (the “Amended Credit Agreement”) with the lender parties thereto and Morgan Stanley Senior Funding, Inc. (“MSSF”), as administrative agent for such lenders, with a commitment termination date of October 17, 2018. The principal amount of the commitments under the Amended Credit Agreement may be increased by an aggregate amount of up to $100.0 million, subject to certain terms and conditions specified in the Amended Credit Agreement. At September 30, 2015, the Company had outstanding letters of credit of $24.2 million. Total unamortized debt issuance costs related to the Amended Credit Agreement classified in other long-term assets at September 30, 2015 are $2.6 million.
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
The proceeds of the Amended Credit Agreement may be used by the Company and its subsidiaries for ongoing working capital needs, other general corporate purposes, including strategic acquisitions, and fees and expenses in connection with future transactions. At September 30, 2015, the Company had no amount drawn under the Amended Credit Agreement. Borrowings under the Amended Credit Agreement bear interest at a per annum rate equal to, at the Company’s option, the one, two, three or six month (or such other period less than one month or greater than six months as the lenders may agree) London Interbank Offered Rate (“LIBOR”) plus a margin of 1.75% to 2.25%, or a base rate plus a margin of 0.75% to 1.25%. The Company is required to pay an undrawn commitment fee equal to 0.25% or 0.375% of the quarterly average undrawn portion of the commitments under the Amended Credit Agreement, as well as customary letter of credit fees. The margin added to LIBOR, or base rate, will depend on the quarterly average availability of the commitments under the Amended Credit Agreement.
All obligations under the Amended Credit Agreement are secured by substantially all of the Company’s assets and unconditionally guaranteed by certain of its subsidiaries, provided that no foreign subsidiary guarantees, and no assets of any foreign subsidiary secures, any obligations of any of the Company’s domestic borrower subsidiaries. Within the meaning of Regulation S-X, Rule 3-10, XPO has no independent assets or operations, the guarantees of its subsidiaries are full and unconditional and joint and several, and any subsidiaries other than the guarantor subsidiaries are minor, excluding foreign subsidiaries. The Amended Credit Agreement contains representations, warranties and covenants that are customary for agreements of this type. Among other things, the covenants in the Amended Credit Agreement limit the Company’s ability to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make certain investments and restricted payments; and enter into certain transactions with affiliates. In certain circumstances, the Amended Credit Agreement also requires the Company to maintain minimum Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) or, at the Company’s election, maintain a Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) of not less than 1.00 to 1.00. If an event of default under the Amended Credit Agreement shall occur and be continuing, the commitments thereunder may be terminated and the principal amount outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable. Certain subsidiaries acquired by the Company in the future may be excluded from the restrictions contained in certain of the foregoing covenants.
As described in further detail in Note 18—Subsequent Events, on October 30, 2015, the Company entered into the Second Amended and Restated Revolving Loan Credit Agreement that replaces XPO’s existing Amended Credit Agreement, and, among other things, increased the commitment to $1.0 billion.
Convertible Senior Notes
At September 30, 2015, the Company had outstanding $65.5 million aggregate principal amount of Convertible Notes. Total unamortized debt issuance costs classified in other long-term assets at September 30, 2015 are $1.4 million. Interest is payable on the Convertible Notes on April 1 and October 1 of each year.
During the nine-months ended September 30, 2015, the Company issued an aggregate of 2,512,349 shares of the Company’s common stock to certain holders of the Convertible Notes in connection with the conversion of $41.3 million aggregate principal amount of the Convertible Notes. The conversions were allocated to long-term debt and equity in the amounts of $35.1 million and $42.3 million, respectively. A loss on conversion of $8.0 million was recorded as part of the transactions. Certain of these transactions represented induced conversions pursuant to which the Company paid the holder a market-based premium in cash. The negotiated market-based premiums, in addition to the difference between the current fair value and the book value of the Convertible Notes, were reflected in interest expense. The number of shares of common stock issued in the foregoing transactions equals the number of shares of common stock presently issuable to holders of the Convertible Notes upon conversion under the original terms of the Convertible Notes.
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
The following table outlines the Company’s debt obligations as of September 30, 2015 and December 31, 2014 (in millions):

	Interest rates	Term (months)	As of September 30, 2015	As of December 31, 2014
Revolving credit facility	4.38%	60	$—	$—
Senior notes due 2022	6.50%	84	1,600.0	—
Senior notes due 2021	5.75%	72	560.2	—
Senior notes due 2019	7.88%	60	900.0	500.0
Convertible senior notes	4.50%	60	65.5	106.8
Euro private placement notes due 2020	4.00%	84	13.4	—
Asset financing	1.40%	66	294.9	—
Notes payable	N/A	N/A	1.7	1.8
Capital leases for equipment	1.70%	65	34.6	0.2
Total debt			3,470.3	608.8
Plus: unamortized premium on senior notes due 2019			14.0	—
Plus: unamortized fair value adjustment on Euro private placement notes			1.5	—
Less: unamortized discount on convertible senior notes			(6.4)	(14.9)
Less: current maturities of long-term debt			(120.3)	(1.8)
Total long-term debt, net of current maturities			$3,359.1	$592.1
As described in further detail in Note 18—Subsequent Events, on October 30, 2015, the Company entered into a senior secured term loan credit agreement that provided for a single borrowing of $1.6 billion on the date thereof.
7. Property and Equipment
The following table sets forth the Company’s property and equipment as of September 30, 2015 and December 31, 2014 (in millions):

	As of September 30, 2015	As of December 31, 2014
Property and Equipment, at cost
Buildings and leasehold improvements	$166.4	$33.2
Vehicles, trailers and tankers	362.9	4.4
Rail cars, containers and chassis	13.3	13.0
Machinery and equipment	239.8	44.4
Office and warehouse equipment	69.6	32.9
Computer software and equipment	248.3	141.3
	1,100.3	269.2
Less: Accumulated depreciation	(144.6)	(47.3)
Total Property and Equipment, net	$955.7	$221.9

The net book value of capitalized internally-developed software totaled $99.2 million and $70.1 million as of September 30, 2015 and December 31, 2014, respectively. Depreciation of property and equipment was $56.5 million and $10.8 million for the three-month periods ended September 30, 2015 and 2014, respectively, and $98.8 million and $21.7 million for the nine-month periods ended September 30, 2015 and 2014, respectively.
8. Intangible Assets
The following table sets forth the Company’s identifiable intangible assets as of September 30, 2015 and December 31, 2014 (in millions):

	As of September 30, 2015	As of December 31, 2014
Definite-lived intangibles:
Customer relationships	$1,241.1	$376.6
Trade name	46.4	15.4
Non-compete agreements	16.5	9.8
Carrier relationships	12.1	12.1
Other intangible assets	2.2	2.2
	1,318.3	416.1
Less: Accumulated amortization	(158.9)	(74.6)
Total Identifiable Intangible Assets, net	$1,159.4	$341.5
Estimated future amortization expense for the definite-lived intangible assets for the years ending December 31, 2015, 2016, 2017, 2018 and 2019 is as follows (in millions):

	2015	2016	2017	2018	2019
Estimated amortization expense	$41.8	$141.5	$127.7	$120.2	$115.3
Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.
Intangible asset amortization expense recorded in sales, general and administrative expense was $45.5 million and $16.5 million for the three-month periods ended September 30, 2015 and 2014, respectively, and $93.1 million and $42.1 million for the nine-month periods ended September 30, 2015 and 2014, respectively.
9. Goodwill
The following table is a roll-forward of goodwill from December 31, 2014 to September 30, 2015. The current period additions are the result of the goodwill recognized as excess purchase price in the acquisitions of ND, BTT and UX, additional estimated litigation liabilities, and other adjustments related to prior year acquisitions for which the measurement period remained open (in millions). For additional information on the litigation liabilities refer to Note 5—Commitments and Contingencies.

	Transportation	Logistics	Total
Goodwill at December 31, 2014	$577.0	$352.3	$929.3
Acquisitions	1,271.6	1,236.6	2,508.2
Impact of foreign exchange translation	0.3	0.5	0.8
Litigation liability adjustments, net of tax	10.5	—	10.5
Other adjustments	(1.6)	(2.2)	(3.8)
Goodwill at September 30, 2015	$1,857.8	$1,587.2	$3,445.0

10. Noncontrolling Interest
On June 11, 2015, in connection with its acquisition of ND, the Company filed with the AMF the Tender Offer to purchase all of the outstanding ordinary shares of ND (other than the shares already owned by XPO) at a price of €217.50 per ND share. On June 23, 2015, the Company received the necessary approvals from the AMF to launch the Tender Offer and the Tender Offer was launched on June 25, 2015. The Tender Offer remained open for a period of 16 trading days until July 17, 2015. During that time, the minority shareholders had the right to sell their shares of ND to the Company and the Company had the obligation to purchase those shares at the Tender Offer price; therefore, as of June 30, 2015, the Company classified the noncontrolling interest as mezzanine equity in the condensed consolidated balance sheet and adjusted the balance to its maximum redemption amount at the balance sheet date. Once the Tender Offer closed on July 17, 2015, the noncontrolling interest was no longer classified as mezzanine equity in the condensed consolidated balance sheet and is classified as noncontrolling interest in equity in the condensed consolidated balance sheet. The financial results of ND are attributed to the noncontrolling interests based on their ownership percentage and are disclosed in the condensed consolidated statement of operations. As of September 30, 2015, the Company had purchased 1,921,553 shares under the Tender Offer and acquired a total of approximately 86.25% of the share capital of ND. The following table is a roll-forward of the redeemable noncontrolling interest from December 31, 2014 to September 30, 2015 (in millions):

As of December 31, 2014	$—
ND acquisition noncontrolling interest	784.2
Comprehensive gain attributable to redeemable noncontrolling interest	0.8
Adjustment to record noncontrolling interest at redemption value	(4.9)
Adjustments for shares purchased, net of currency adjustment	(459.7)
Transfer to noncontrolling interest within permanent equity	(320.4)
As of September 30, 2015	$—
11. Stockholders' Equity
Series C Convertible Perpetual Preferred Stock and Common Stock
On May 29, 2015, the Company entered into fifteen separate Investment Agreements (the “Investment Agreements”) with sovereign wealth funds and institutional investors (collectively, the “Purchasers”). Pursuant to the Investment Agreements, on June 3, 2015, the Company issued and sold 15,499,445 shares (the “Purchased Common Shares”) in the aggregate of the Company's common stock, par value $0.001 per share (the “Company Common Stock”), and 562,525 shares (the “Purchased Preferred Stock” and, together with the Purchased Common Shares, the “Purchased Securities”) in the aggregate of the Company’s Series C Convertible Perpetual Preferred Stock, par value $0.001 per share, in a private placement. The purchase price per Purchased Common Share was $45.00 (resulting in aggregate gross proceeds to the Company of approximately $697.5 million), and the purchase price per share of Purchased Preferred Stock was $1,000 (resulting in aggregate gross proceeds to the Company of approximately $562.5 million). The Company received net proceeds of $1,228.1 million after equity issuance costs which was initially allocated between common and preferred stock based on the relative fair values of each instrument. The Purchased Preferred Stock was mandatorily convertible into an aggregate of 12,500,546 additional shares of Company common stock subject to the approval of the Company's stockholders. The Company held a special meeting of stockholders of the Company on September 8, 2015 in which the Company's stockholders approved the issuance of shares of Company common stock upon the conversion of the Purchased Preferred Stock. Immediately following the special meeting, the Purchased Preferred Stock was automatically converted into 12,500,546 shares of Company common stock. No additional consideration was received by the Company in connection with the conversion of the Purchased Preferred Stock into Company common stock. The issuance and sale of the Purchased Securities pursuant to the Investment Agreements and the conversion of the Purchased Preferred Stock are exempt from registration under the Securities Act, pursuant to Section 4(a)(2) of the Securities Act, or any state securities laws. The Purchased Securities are “restricted shares” as defined in Rule 144, promulgated under the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
The Purchased Preferred Stock was issued with an initial conversion price of $45.00 per share. As of May 29, 2015, the Company's common stock price was $49.16. As a result, the conversion feature was issued “in-the-money” and the Company allocated the beneficial conversion feature of $52.0 million to additional paid-in capital. The beneficial conversion feature was contingent upon receiving approval of the Company's stockholders and was therefore recognized in net loss attributable to common shareholders upon receiving stockholder approval on September 8, 2015.

Amendment to Certificate of Incorporation
On September 8, 2015, the Company's stockholders approved an amendment of Article IV of the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock, par value $0.001 per share, from 150,000,000 to 300,000,000.
12. Stock-Based Compensation
During the three- and nine-month periods ended September 30, 2015 and 2014, the Company recognized the following stock-based compensation expense in sales, general and administrative expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock-based compensation expense	$2.7	$1.8	$28.1	$5.6
The Company did not realize any excess tax benefit for tax deductions from the stock-based compensation plan in the three- and nine-month periods ended September 30, 2015 and 2014.
As discussed further in Note 3—Acquisitions, the Company settled the outstanding warrants and certain performance stock awards of ND. The portion of the fair value of the warrants and performance shares not attributable to service performed prior to the acquisition date was recorded as stock-based compensation expense in the post-combination period. The amount of stock-based compensation expense related to the settlement of ND stock awards included in the nine-month period ended September 30, 2015 was $18.5 million. The $8.5 million of stock-based compensation expense related to the warrants was settled in cash during the second quarter of 2015 in conjunction with the acquisition.
Stock Options
A summary of stock option award activity for the nine-month period ended September 30, 2015 is presented below:

	Stock Options
		Weighted Average Exercise Price		Weighted Average Grant Date Fair Value	Weighted Average Remaining Term
	Stock		Exercise
	Options		Price Range
Outstanding at December 31, 2014	1,344,795	$11.70	$2.68 - $27.87	$6.04	6.84
Granted	—	—	N/A	—
Exercised	(52,683)	9.22	$2.68 - $27.87	3.55
Forfeited	(36,300)	20.11	$12.10 - $27.87	9.56
Outstanding at September 30, 2015	1,255,812	$11.57	$2.68 - $27.87	$5.57	6.20
Options exercisable at September 30, 2015	1,005,812	$11.09	$2.68 - $27.87	$5.29	6.09
The stock-based compensation expense for stock options was $0.3 million and $0.5 million for the three-month periods ended September 30, 2015 and 2014, respectively, and $1.6 million and $1.3 million for the nine-month periods ended September 30, 2015 and 2014, respectively. As of September 30, 2015, the Company had 1,005,812 options vested and exercisable and $2.3 million of unrecognized compensation cost related to stock options. The intrinsic value of options vested and exercisable at September 30, 2015 was $12.8 million. The remaining estimated compensation expense related to the existing stock options for the periods ended December 31, 2015, 2016, 2017, 2018 and 2019 is as follows:

	2015	2016	2017	2018	2019
Remaining estimated compensation expense related to existing stock options	$0.3	$1.1	$0.5	$0.3	$0.1
The total intrinsic value of options exercised during the nine-month periods ended September 30, 2015 and 2014 was $1.9 million and $1.7 million, respectively.

Restricted Stock Units and Performance-based Restricted Stock Units
A summary of restricted stock units (“RSU”) and performance-based restricted stock units (“PRSU”) award activity for the nine-month period ended September 30, 2015 is presented below:

	Restricted Stock Units		Performance-based Restricted Stock Units
		Weighted Average Grant Date Fair Value	Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value
	Restricted
	Stock Units
Outstanding at December 31, 2014	692,823	$15.23	1,563,951	$20.86
Granted	35,413	39.42	291,770	29.32
Vested	(219,587)	14.88	(79)	27.61
Forfeited	(32,093)	29.03	(3,418)	28.47
Outstanding at September 30, 2015	476,556	$16.31	1,852,224	$22.19
The stock-based compensation expense for outstanding RSUs was $0.8 million and $1.3 million for the three-month periods ended September 30, 2015 and 2014, respectively, and $3.0 million and $4.3 million for the nine-month periods ended September 30, 2015 and 2014, respectively. The total fair value of RSUs vested during the nine-month periods ended September 30, 2015 and 2014 was $7.9 million and $7.0 million, respectively. Of the 476,556 outstanding RSUs, 235,842 vest subject to service conditions and 240,714 vest subject to service and market conditions.
The stock-based compensation expense for outstanding PRSUs was $1.6 million and $5.0 million for the three- and nine-month periods ended September 30, 2015, respectively. No PRSUs vested during and no stock-based compensation expense was recognized for outstanding PRSUs for the nine-month period ended September 30, 2014. Of the 1,852,224 outstanding PRSUs, 1,741,643 vest subject to service and a combination of market and performance conditions and 110,581 vest subject to service and performance conditions.
As of September 30, 2015, the Company had approximately $13.2 million of unrecognized compensation cost related to non-vested RSU and PRSU compensation that is anticipated to be recognized over a weighted-average period of approximately 1.54 years. Remaining estimated compensation expense related to outstanding RSUs and PRSUs for the years ending December 31, 2015, 2016, 2017, 2018, 2019, and 2020 and thereafter is as follows:

	2015	2016	2017	2018	2019	2020 & thereafter
Remaining estimated compensation expense related to outstanding RSUs and PRSUs deemed probable	$3.1	$5.0	$2.1	$1.2	$0.3	$1.5
The remaining estimated compensation expense excludes the impact of PRSUs not deemed probable as of September 30, 2015. The unrecognized compensation cost related to PRSUs not deemed probable as of September 30, 2015 is $20.0 million.
13. Employee Benefit Plans
As a result of the Company's acquisition of ND as described in Note 3—Acquisitions, the Company maintains defined benefit pension plans for certain employees in the United Kingdom (the “UK”), France, Italy, the Netherlands, Belgium, Poland, Germany, India and Sri Lanka. The largest portion of the Company's total projected benefit obligation is associated with the UK plans, Christian Salvesen Pension Scheme (“CSPS”) and TDG Pension Scheme (“TDGPS”). The pension plans do not allow for new plan participants or additional benefit accruals. Defined benefit pension plan obligations are measured based on the present value of projected future benefit payments for all participants for services rendered to date. The projected benefit obligation is a measure of benefits attributed to service to date assuming that the plan continues in effect and that estimated future events (including turnover and mortality) occur. The net periodic benefit costs are determined using assumptions regarding the projected benefit obligation and the fair value of plan assets as of the ND acquisition date. Net periodic benefit costs are recorded in sales, general and administrative expense. The funded status of the defined benefit pension plans, which represents the difference between the projected benefit obligation and the fair value of plan assets, is calculated on a plan-by-plan basis. The Company did not have defined benefit pension plans prior to its June 2015 acquisition of ND. See Note 13—Employee Benefit Plans in the Company's Form 10-Q for the quarterly period ended June 30, 2015 for additional information concerning its employee benefit plans.

The following table sets forth the amount of net periodic benefit cost for the UK plans for the three- and nine-month periods ended September 30, 2015 (in millions):

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Interest cost	$12.6	$16.0
Expected return on plan assets	(15.1)	(19.4)
Net periodic benefit cost	$(2.5)	$(3.4)
Estimated employer contributions to the UK plans in 2015 approximate $13.8 million.
14. Income Taxes
The Company has determined its interim tax provision projecting an estimated annual effective tax rate. For the three- and nine-months ended September 30, 2015, the Company recorded an income tax expense of $1.9 million and an income tax benefit of $21.3 million, respectively, yielding an effective tax rate of (5.7)% and 14.2%, respectively. The effective tax rate differs from the U.S. statutory rate of 35% in the three-month period ended September 30, 2015 primarily due to the adjustment of valuation allowances on the Company's net federal, state and foreign deferred tax assets, the non-taxable nature of certain foreign currency transactions, the current U.S. taxation of earnings of its non-U.S. subsidiaries and the mix of income among the jurisdictions in which the Company does business with statutory tax rates that differ from the U.S. rate. The effective tax rate differs from the U.S. statutory rate of 35% in the nine-month period ended September 30, 2015 primarily due to the establishment of valuation allowances on the Company's net federal, state and foreign deferred tax assets, the non-taxable nature of certain foreign currency transactions and last mile holdback liability release, the current U.S. taxation of earnings of its non-U.S. subsidiaries and the mix of income among the jurisdictions in which the Company does business with statutory tax rates that differ from the U.S. rate.
For the three- and nine-months ended September 30, 2014, the Company recorded an income tax benefit of $20.1 million and $25.2 million, respectively, yielding an effective tax rate of 63.4% and 31.9%, respectively. The effective tax rate differs from the U.S. statutory rate of 35% in the three-month period ended September 30, 2014 primarily due to the impact of the release of the previously recorded valuation allowance during the period due to the acquired deferred tax liabilities resulting from the New Breed acquisition, the non-deductible nature of certain expenses and the mix of income among the jurisdictions in which the Company does business with statutory tax rates that differ from the U.S. rate. The effective tax rate differs from the U.S. statutory rate of 35% in the nine-month period ended September 30, 2014 primarily due to the non-deductible nature of certain expenses and the mix of income among the jurisdictions in which the Company does business with statutory tax rates that differ from the U.S. rate.
The Company had valuation allowances of approximately $58.7 million and $7.1 million as of September 30, 2015 and December 31, 2014, respectively, on the deferred tax assets generated for federal, state and foreign net operating losses where it is more likely than not that the deferred tax assets will not be utilized. The portion of these valuation allowances representing activity reported in other comprehensive income is $8.1 million as of September 30, 2015, with no amount represented at December 31, 2014. In evaluating the Company’s ability to realize its deferred income tax assets, the Company considers all available positive and negative evidence, including operating results, ongoing tax planning, and the reversal of deferred tax liabilities on a jurisdiction by jurisdiction basis.
In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of September 30, 2015, the Company has not made a provision for U.S. or additional foreign withholding taxes for financial reporting over the tax basis of investments in foreign subsidiaries that the Company considers to be indefinitely reinvested, if any exists, except on those earnings that are subject to U.S. tax without regard to whether those earnings are actually distributed. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of unrecorded deferred tax liability related to investments in these foreign subsidiaries.
15. Derivative Instruments
In the normal course of business, the Company is exposed to certain risks arising from business operations and economic factors, including fluctuations in interest rates and foreign currencies. To manage the volatility related to exposure to fluctuations in interest rates and foreign currencies, the Company uses derivative instruments. The objective of the derivative instruments is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency rates and interest rates. These financial instruments are not used for trading or other speculative purposes. The Company has not historically incurred, and does not expect to incur in the future, any losses as a result of counterparty default.

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
Hedge of Net Investments in Foreign Operations
In connection with the issuance of the Senior Notes due 2022, the Company entered into certain cross-currency swap agreements with a notional amount of $730.9 million to manage the related foreign currency exchange risk by effectively converting a portion of the fixed-rate USD-denominated Senior Notes due 2022, including the semi-annual interest payments, to fixed-rate, EUR-denominated debt. The risk management objective is to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies and reduce the variability in the functional currency equivalent cash flows of a portion of the Senior Notes due 2022. During the term of the swap contracts, the Company will receive semi-annual interest payments in June and December of each year from the counterparties based on USD fixed interest rates, and the Company will make semi-annual interest payments in June and December of each year to the counterparties based on EUR fixed interest rates. At maturity, the Company will repay the original principal amount in EUR and receive the principal amount in USD. The Company has designated the cross-currency swap agreements as qualifying hedging instruments and is accounting for these as net investment hedges. The gains and losses resulting from fair value adjustments to the cross-currency swap agreements are recorded in accumulated other comprehensive income to the extent that the cross-currency swaps are effective in hedging the designated risk. The Company did not record any ineffectiveness for the three- and nine-month periods ended September 30, 2015. The Company did not have cross-currency swap agreements in 2014.
In addition to the cross-currency swaps, the Company uses foreign currency denominated notes as nonderivative hedging instruments of its net investments in foreign operations. During the second quarter of 2015, the Company designated $235.8 million of its Senior Notes due 2021 included in senior notes on the condensed consolidated balance sheets as a net investment hedge of its investments in international subsidiaries that use the EUR as their functional currency. During the period that the Senior Notes due 2021 were designated as a net investment hedge, the gains and losses resulting from exchange rate adjustments to the foreign currency denominated notes are recorded in accumulated other comprehensive income to the extent that the foreign currency denominated notes are effective in hedging the designated risk. As of September 30, 2015, there is no amount of Senior Notes due 2021 that is designated as a net investment hedge of its investments in international subsidiaries that use the EUR as their functional currency. The de-designation occurred in August 2015 and the $4.7 million gain recognized in accumulated other comprehensive income during the period that the Senior Notes due 2021 were designated as a net investment hedge remains in accumulated other comprehensive income as of September 30, 2015 and will remain in accumulated other comprehensive income until the net investment is sold, completely liquidated, or deconsolidated due to a change in control. From the de-designation date through September 30, 2015, the gains and losses resulting from exchange rate adjustments to the foreign currency denominated notes are recorded in the statement of operations in other expense. The Company did not record any ineffectiveness for the three- and nine-month periods ended September 30, 2015. The Company did not have foreign currency denominated notes in 2014.
Interest Rate Hedging
In order to mitigate variability in forecasted interest payments on the Company’s EUR-denominated asset financings that are based on benchmark interest rates (e.g., Euribor), the Company has entered into interest rate swaps. The objective is for the cash flows of the interest rate swaps to offset any changes in cash flows of the forecasted interest payments attributable to changes in the benchmark interest rate. The interest rate swaps convert floating rate interest payments into fixed rate interest payments. The Company has designated the interest rate swaps as qualifying hedging instruments and is accounting for these as cash flow hedges of the forecasted obligations. The gains and losses resulting from fair value adjustments to the interest rate swaps are recorded in accumulated other comprehensive income to the extent that the interest rate swaps are effective in hedging the designated risk. The gains and losses will be reclassified from accumulated other comprehensive income to interest expense on the dates that interest payments accrue, or when the hedged item becomes probable not to occur. The Company is hedging its exposure to the variability in future cash flows for forecasted interest payments through December 2017. The Company did not have interest rate swaps in 2014. During the third quarter of 2015, $11.2 million notional amount of the Company's interest rate swaps were discontinued as cash flow hedges and are classified as derivatives not designated as hedges as of September 30, 2015, with an inconsequential loss recognized in the condensed consolidated statements of operations for the three- and nine-months ended September 30, 2015.

Foreign Currency Forward Contract
In order to manage the short-term effect of foreign currency exchange rate fluctuations in connection with a portion of the cash consideration paid in EUR to acquire a majority interest in the outstanding share capital of ND, the Company entered into a $1,864.5 million short-term foreign currency forward contract in the second quarter of 2015. The foreign currency forward contract allowed the Company to purchase fixed amounts of EUR in the future at an exchange rate of €1.00 to $1.13. The Company did not designate the foreign currency forward contract as a qualifying hedging instrument. Gains or losses on the foreign exchange forward contract are recorded in other expense in the condensed consolidated statements of operations. During the nine-month period ended September 30, 2015, the $1,864.5 million foreign currency forward contract was settled. During the three- and nine-month periods ended September 30, 2015, the loss recorded in the condensed consolidated statements of operations related to the foreign currency forward contract was $1.9 million and $9.7 million, respectively. The Company did not have foreign currency forward contracts in 2014.
The following table presents the location on the condensed consolidated balance sheets in which the Company’s derivative and nonderivative instruments have been recognized, the fair value hierarchy level applicable to each type of derivative and nonderivative instrument, and the related notional amounts and fair values as of September 30, 2015 (in millions):

	Balance Sheet Location	Fair Value Hierarchy Level	Notional Amount	Fair Value
Derivatives designated as hedges:
Cross-currency swap agreements	Other long-term liabilities	Level 2	$730.9	$(20.4)
Interest rate swaps	Other current liabilities Other long-term liabilities	Level 2	235.3	(8.3)
Derivatives not designated as hedges:
Interest rate swaps	Other current liabilities Other long-term liabilities	Level 2	11.2	(0.7)
Total			$977.4	$(29.4)
The following table indicates the amount of gains/(losses) that have been recognized in accumulated other comprehensive income/(loss) in the condensed consolidated balance sheets and gains/(losses) recognized in earnings in the condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2015 for derivative and nonderivative instruments (in millions):

	Recognized in Accumulated Other Comprehensive Income		Recognized in Earnings
	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2015	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2015
Derivatives designated as hedges:
Cross-currency swap agreements	$11.5	$(20.4)	—	—
Interest rate swaps	(0.7)	(1.4)	—	—
Derivatives not designated as hedges:
Interest rate swaps	—	—	—	—
Nonderivatives designated as hedges:
Foreign currency denominated notes	5.3	4.7	—	—
Total	$16.1	$(17.1)	$—	$—
16. Earnings per Share
Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are computed by dividing net income/loss available to common stockholders by the combined weighted average number of shares of common stock outstanding and the potential dilution of stock options, warrants, RSUs, PRSUs, Convertible Notes and the Company’s Series A Convertible Perpetual Preferred Stock, par value $0.001 per share, outstanding during the period, if dilutive. The weighted-average of potentially dilutive securities excluded from the computation of diluted earnings per share for the three- and nine-months ended September 30, 2015 and 2014 is shown per the table below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Basic weighted average common stock outstanding	98,568,971	54,469,943	87,315,661	49,497,353
Potentially Dilutive Securities:
Shares underlying the conversion of preferred stock to common stock	10,414,242	10,476,430	10,447,283	10,485,283
Shares underlying the conversion of the convertible senior notes	4,190,266	7,341,490	4,578,305	7,473,420
Shares underlying warrants to purchase common stock	8,531,604	8,222,305	8,727,799	8,011,371
Shares underlying stock options to purchase common stock	596,422	557,973	627,511	529,072
Shares underlying restricted stock units and performance-based restricted stock units	1,132,326	821,892	1,114,133	713,498
	24,864,860	27,420,090	25,495,031	27,212,644
Diluted weighted average shares outstanding	123,433,831	81,890,033	112,810,692	76,709,997
The impact of this dilution was not reflected in the earnings per share calculations in the condensed consolidated statements of operations because the impact was anti-dilutive. The treasury stock method was used to determine the shares underlying warrants, stock options, RSUs and PRSUs for potential dilution with an average market price of $37.93 per share and $31.57 per share for the three-month periods ended September 30, 2015 and 2014, respectively, and $42.22 per share and $28.96 per share for the nine-month periods ended September 30, 2015 and 2014, respectively.
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
The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on various financial measures of the respective business segments. The chief operating decision maker does not review assets by segment for purposes of allocating resources and therefore assets by segment are not disclosed. The following schedule identifies selected financial data for each of the Company’s reportable segments for the three- and nine-month periods ended September 30, 2015 and 2014, respectively (in millions):

	Transportation	Logistics	Corporate	Eliminations	Total
Three Months Ended September 30, 2015
Revenue	$1,396.8	$993.3	$—	$(28.0)	$2,362.1
Operating income (loss)	30.9	36.0	(22.8)	—	44.1
Depreciation and amortization	54.8	46.9	0.4	—	102.1
Interest expense	—	—	61.5	—	61.5
Tax expense (benefit)	—	—	1.9	—	1.9
Goodwill	1,857.8	1,587.2	—	—	3,445.0
Three Months Ended September 30, 2014
Revenue	$612.4	$50.1	$—	$—	$662.5
Operating income (loss)	4.9	4.5	(23.0)	—	(13.6)
Depreciation and amortization	23.2	3.5	0.5	—	27.2
Interest expense	0.3	—	17.5	—	17.8
Tax expense (benefit)	—	—	(20.1)	—	(20.1)
Goodwill	566.3	352.2	—	—	918.5
Nine Months Ended September 30, 2015
Revenue	$2,820.4	$1,493.7	$—	$(33.1)	$4,281.0
Operating income (loss)	57.7	46.9	(95.2)	—	9.4
Depreciation and amortization	103.6	87.2	1.1	—	191.9
Interest expense	—	—	120.9	—	120.9
Tax expense (benefit)	—	—	(21.3)	—	(21.3)
Goodwill	1,857.8	1,587.2	—	—	3,445.0
Nine Months Ended September 30, 2014
Revenue	$1,475.8	$50.1	$—	$—	$1,525.9
Operating income (loss)	8.2	4.5	(59.6)	—	(46.9)
Depreciation and amortization	58.6	3.4	1.8	—	63.8
Interest expense	0.3	—	31.0	—	31.3
Tax expense (benefit)	0.7	—	(25.9)	—	(25.2)
Goodwill	566.3	352.2	—	—	918.5
18. Subsequent Events
Acquisition of Con-way
On September 9, 2015, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Con-way Inc., a Delaware corporation (“Con-way”), and Canada Merger Corp., a Delaware corporation and wholly owned subsidiary of XPO (“Merger Subsidiary”). Headquartered in Ann Arbor, Michigan, Con-way was a Fortune 500 company with a transportation and logistics network of 582 locations and approximately 30,000 employees serving over 36,000 customers.
Under the terms of the Merger Agreement, XPO caused Merger Subsidiary to commence a cash tender offer (the “Offer”) for all of Con-way's outstanding shares of common stock, par value $0.625 per share (the “Shares”), at a purchase price of $47.60 per Share, net to the seller in cash, without interest thereon and less any applicable withholding taxes. The Offer and withdrawal rights expired immediately after 12:01 a.m., New York City time, on October 30, 2015. Computershare Trust Company, N.A., the depositary for the Offer, has indicated that a total of 46,150,072 Shares were validly tendered and not properly withdrawn pursuant to the Offer as of the expiration date, representing approximately 81.1% of the outstanding Shares. In addition, Notices of Guaranteed Delivery have been delivered for 1,793,225 Shares, representing approximately 3.2% of the outstanding Shares. The number of Shares tendered (excluding Shares delivered pursuant to Notices of Guaranteed Delivery for which certificates were not yet delivered) satisfies the minimum condition, and all Shares that were validly tendered and not withdrawn pursuant to the offer have been accepted for payment. The aggregate consideration paid in the Offer and Merger Agreement was approximately $3.0 billion, without giving effect to related transaction fees and expenses.
On October 30, 2015, following its acceptance of the tendered shares, XPO completed its acquisition of Con-way pursuant to the terms of the Merger Agreement. Merger Subsidiary merged with and into Con-way in accordance with Section 251(h) of the Delaware General Corporation Law, with Con-way continuing as the surviving corporation as a wholly owned subsidiary of XPO. Pursuant to the Merger Agreement, at the effective time each Share issued and outstanding immediately prior to the effective time was converted into the right to receive the purchase price other than Shares owned by (i) Con-way,

XPO or Merger Subsidiary, which Shares have been canceled and cease to exist, (ii) any subsidiary of Con-way or XPO (other than Merger Subsidiary), which Shares have been converted into shares of common stock of the surviving corporation, or (iii) stockholders who validly exercise appraisal rights under Delaware law with respect to such Shares. All Con-way shares not validly tendered into the Offer have been canceled and converted into the right to receive the same $47.60 per share, net to the seller in cash, without interest thereon and less any applicable withholding taxes, as is to be paid for all Shares that were validly tendered and not withdrawn in the Offer. Con-way shares have ceased trading on the New York Stock Exchange.
Subsequent to our acquisition of Con-way, our integrated network includes approximately 84,000 employees at 1,469 locations in 32 countries serving over 50,000 customers. Our global contract logistics platform includes 151 million square feet of facility space. Our global ground transportation network includes approximately 19,000 owned tractors and 46,000 owned trailers, 10,000 trucks contracted through independent owner operations, and access to more than 50,000 independent carriers.
Financing of Con-way Acquisition
On October 30, 2015, the Company entered into the Second Amended and Restated Revolving Loan Credit Agreement (the “ABL Facility”) among XPO and certain of XPO’s U.S. and Canadian wholly owned subsidiaries (which include the U.S. subsidiaries of the former Con-way), as borrowers, the other credit parties from time to time party thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as agent for such lenders. The ABL Facility replaces XPO’s existing Amended Credit Agreement, and, among other things, (i) increases the commitments under the ABL Facility to $1.0 billion, (ii) permits the previously announced acquisition of Con-way, and the transactions relating thereto, (iii) reduces the margin on loans under the ABL Facility by 0.25% from that contained in the existing Amended Credit Agreement and (iv) matures on October 30, 2020 (subject, in certain circumstances, to a springing maturity in the event that XPO’s Senior Notes due 2019 are not repaid or subjected to a cash reserve three months prior to the maturity date thereof). Up to $350 million of the ABL Facility is available for issuance of letters of credit, and up to $50 million of the ABL Facility is available for swing line loans.
The ABL Facility is secured on a first lien basis by the assets of the credit parties which constitute ABL Facility priority collateral, as described therein, and on a second lien basis by certain other assets. The Company’s borrowings under the ABL Facility will bear interest at a rate equal to LIBOR or Base Rate, as defined in the agreement, plus an applicable margin of 1.50% to 2.00%, in the case of LIBOR loans, and 0.50% to 1.00%, in the case of Base Rate loans. The ABL Facility contains representations and warranties, affirmative and negative covenants and events of default customary for agreements of this nature. The commitment termination date on the ABL Facility is the earlier of (a) the stated termination date, October, 30, 2020, and (b) May 31, 2019 (the “Early Termination Date”), unless prior to or as of the Early Termination Date, the Senior Notes due 2019 have been discharged, defeased, redeemed, repaid in full, all obligations thereunder have been terminated or the maturity thereof has been extended beyond February 1, 2021.
Among other things, the covenants in the ABL Facility limit the Company’s ability to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make certain investments and restricted payments; and enter into certain transactions with affiliates. In certain circumstances, the ABL Facility also requires the Company to maintain a Fixed Charge Coverage Ratio (as defined in the ABL Facility) of not less than 1.00 to 1.00. If an event of default under the ABL Facility shall occur and be continuing, the commitments thereunder may be terminated and the principal amount outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable. Certain subsidiaries acquired by the Company in the future may be excluded from the restrictions contained in certain of the foregoing covenants.
On October 30, 2015, XPO entered into a senior secured term loan credit agreement (the “Term Loan Facility”) with certain U.S. subsidiaries of XPO from time to time party thereto, Morgan Stanley Senior Funding, Inc., as agent, and the lenders from time to time party thereto. The Term Loan Facility provided for a single borrowing of $1.6 billion on the date thereof, which XPO used, together with cash on hand, to finance the consummation of the Offer and the acquisition of Con-way on October 30, 2015 and the transactions related thereto.
The Term Loan Facility is secured on a first lien basis by certain assets of the credit parties which constitute Term Loan Facility priority collateral, as described therein, and on a second lien basis by ABL Facility priority collateral. The Term Loan Facility contains representations and warranties, affirmative and negative covenants and events of default customary for agreements of this nature. XPO’s borrowings under the Term Loan Facility will bear interest at a rate equal to LIBOR or Base Rate, as defined in the agreement, plus an applicable margin of 4.50%, in the case of LIBOR loans, and 3.50%, in the case of Base Rate loans. The Term Loan Facility matures on October 30, 2021.
On the last business day of each fiscal quarter, commencing with the fiscal quarter ending March 31, 2016, a portion of the principal amount in an amount equal to 0.25% of the loan amount is to be repaid. In addition, commencing with the fiscal year ending December 31, 2016, the Company must prepay an aggregate principal amount of the Term Loan Facility equal to (a) 50% of excess cash flow, as defined in the agreement, if any for the most recent fiscal year ended minus (b) the sum of (i) all voluntary prepayments of loans during such fiscal year and (ii) all voluntary prepayments of loans under the ABL Facility or any other revolving credit facilities during such fiscal year to the extent accompanied by a corresponding permanent reduction in the commitments under the credit agreement or any other revolving credit facilities in the case of each of the immediately preceding clauses (i) and (ii), to the extent such prepayments are funded with internally generated cash flow, as defined in the agreement; provided, further, that (x) the excess cash flow percentage shall be 25% if the Consolidated Secured Net Leverage Ratio of Borrower, as defined in the agreement, for the fiscal year was less than or equal to 3.00:1.00 and greater than 2.50:1.00 and (y) the excess cash flow percentage shall be 0% if the Consolidated Secured Net Leverage Ratio of Borrower for the fiscal year was less than or equal to 2.50:1.00. The remaining principal is due at maturity.
Con-way Legal Contingencies
On June 11, 2014, XPO Logistics Worldwide Government Services, LLC, formerly known as Menlo Worldwide Government Services, LLC (“Government Services”), a subsidiary of the contract logistics business that the Company acquired through the Con-way transaction, received a subpoena duces tecum from the U.S. Department of Defense Inspector General requesting records relating to an investigation of its compliance with the terms and conditions of its contractual arrangements with the United States Transportation Command (the “DTCI Contract”). Government Services received a follow-on Civil Investigative Demand from the U.S. Department of Justice dated September 30, 2015, related to the same or related matters. The Company believes that Government Services has fully complied in all material respects with the terms and conditions of the DTCI Contract. The Company has cooperated fully in the investigation and intends to continue to do so. The Company is unable at this time to predict the outcome of the investigation. The Company has incurred and will continue to incur legal costs in connection with the investigation, and could incur additional costs, damages or penalties, depending on its outcome. The Company is unable at this time to estimate the amount of the possible loss or range of loss, if any, that it may incur as a result of the investigation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and other written reports and oral statements we make from time to time contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. In some cases, forward-looking statements can be identified by the use of forward-looking terms such as “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” or the negative of these terms or other comparable terms. However, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to a material difference include those discussed elsewhere in this Quarterly Report, the risks discussed in our other filings with the SEC and the following: economic conditions generally; competition and pricing pressures; our ability to find suitable acquisition candidates and execute our acquisition strategy; the expected impact of acquisitions, including the recent Con-way acquisition and the related financing, including the expected impact on our results of operations; the ability to successfully integrate and realize anticipated synergies, cost savings and profit improvement opportunities with respect to Con-way and other acquired companies; our ability to raise debt and equity capital; our ability to attract and retain key employees to execute our growth strategy, including retention of Con-way’s key employees; litigation, including litigation related to alleged misclassification of independent contractors; our ability to develop and implement suitable information technology systems; our ability to maintain positive relationships with our network of third-party transportation providers; our ability to retain our and our acquired businesses’ largest customers; our ability to attract and retain qualified drivers; fuel price and fuel surcharge changes; rail and other network changes; labor matters; weather and other service disruptions; and governmental regulation. All forward-looking statements set forth in this Quarterly Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. Forward-looking statements set forth in this Quarterly Report speak only as of the date hereof, and we do not undertake any obligation to update forward-looking statements to reflect subsequent events or circumstances, changes in expectations or the occurrence of unanticipated events, except to the extent required by law.
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
Executive Summary
XPO Logistics is a top ten global provider of supply chain solutions. As of September 30, 2015, prior to our acquisition of Con-way Inc. (“Con-way”), our integrated network of over 56,000 employees and 900 locations operated in 27 countries, and included leading positions in many fast-growing areas of transportation and logistics, representing diverse industry sectors and geographies.
Our service capabilities, capacity and technology enable customers of all sizes to operate their supply chains more efficiently and at lower cost. Among the more than 30,000 customers we served as of September 30, 2015 are many of the world’s largest multinational companies, and these companies depend on us to manage their transportation and logistics needs.
We run our business on a global basis, with two segments: Logistics and Transportation. Within each segment, we have built robust service offerings that respond to fast-growing areas of customer demand. All of our businesses operate under the single brand of XPO Logistics.
In our Logistics segment, we provide a range of contract logistics services, including highly engineered and customized solutions, value-added warehousing and distribution, and other inventory solutions. We perform e-commerce fulfillment, reverse logistics, storage, factory support, aftermarket support, integrated manufacturing, packaging, labeling, distribution and transportation, as well as optimization services, such as supply chain consulting and production flow management.

As of September 30, 2015, prior to our acquisition of Con-way, we operated approximately 129 million square feet (12.1 million square meters) of contract logistics facility space, with about 50 million square feet (4.7 million square meters) of that capacity in the United States.
In our Transportation segment, we hold industry-leading positions in both North America and Europe. In North America, we are the leader in last mile logistics for heavy goods and expedite shipment management, and we are among the largest providers of freight brokerage and intermodal rail and drayage services. As of September 30, 2015, our truck procurement hubs manage relationships with more than 6,400 owner operator trucks under contract for drayage, expedited and last mile, as well as an additional 32,000 carriers representing approximately 750,000 trucks on the road. In addition, we have a growing position in freight forwarding across our global footprint.
In Europe, we operate the largest ground transportation network in our industry. As of September 30, 2015, we owned approximately 7,700 trucks, which gives us control of critical capacity for our customers; a portion of this fleet is assigned to dedicated carriage. Our trucks are also an important part of our freight brokerage network, which includes 3,200 trucks contracted through independent owner operators and access to another 12,000 independent carriers.
In a little more than four years, we have taken XPO from a $177 million U.S. business to one of the top ten transportation and logistics companies in the world. In September 2011, following the equity investment in the Company led by Jacobs Private Equity, LLC, we put a highly skilled management team in place and began the disciplined execution of our plan, achieving significant scale and creating numerous opportunities for further growth. We offer customers a compelling value proposition as:

•	The second largest global provider of contract logistics based on square footage, with one of the largest e-fulfillment platforms in Europe;

•	The second largest freight brokerage firm in North America according to Transport Topics;

•	The largest ground transportation network in Europe, including an asset-light palletized network;

•	The largest provider of last mile logistics for heavy goods in North America, and a leading last mile provider to the e-commerce industry;

•	The largest manager of time-critical and high-value expedite shipments in North America via ground transportation, air charter and web-based managed transportation services;

•	The third largest provider of door-to-door intermodal rail and drayage services in North America;

•	An established leader in cross-border Mexico intermodal, where demand is booming due to the near-shoring of manufacturing; and

•	A growing provider of global forwarding services, with a network of independent market experts who provide local oversight in thousands of key trade areas worldwide.
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
Our Strategy for Growth
XPO Logistics is a top ten global transportation and logistics company, providing cutting-edge supply chain solutions to the most successful companies in the world. We’ve established leading positions in key areas of transportation and logistics, where there’s strong secular demand. We offer our solutions through our highly integrated, multi-modal organization that operates under the singe XPO Logistics brand. Our strategy is to optimize our global franchise, execute on opportunities to increase our profitability, and create dramatic long-term value for our customers and shareholders.
Subsequent to our acquisition of Con-way, our integrated network includes approximately 84,000 employees at 1,469 locations in 32 countries serving over 50,000 customers. Our global contract logistics platform includes 151 million square feet of facility space. Our global ground transportation network includes approximately 19,000 owned tractors and 46,00

0 owned trailers, 10,000 trucks contracted through independent owner operations, and access to more than 50,000 independent carriers.
We intend to continue to grow the business in a disciplined manner, and with a compelling value proposition: integrated solutions for any company, of any size, with any combination of supply chain needs.
Acquisition of Con-way
On September 9, 2015, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Con-way Inc. and Canada Merger Corp., a Delaware corporation and wholly owned subsidiary of XPO (“Merger Subsidiary”). Under the terms of the Merger Agreement, XPO caused Merger Subsidiary to commence a cash tender offer (the “Offer”) for all of Con-way's outstanding shares of common stock, par value $0.625 per share (the “Shares”), at a purchase price of $47.60 per Share, net to the seller in cash, without interest thereon and less any applicable withholding taxes. Headquartered in Ann Arbor, Michigan, Con-way was a Fortune 500 company with a transportation and logistics network of 582 locations and approximately 30,000 employees serving over 36,000 customers. The aggregate consideration paid in the Offer and Merger Agreement was approximately $3.0 billion, without giving effect to related transaction fees and expenses. The acquisition of Con-way closed on October 30, 2015. For additional information refer to Note 18—Subsequent Events.
Financing of Con-way Acquisition
In connection with the completion of the acquisition of Con-way, XPO entered into a new $1.6 billion term loan credit agreement, the proceeds of which were used, together with cash on hand, to finance a portion of the acquisition consideration as well as other costs and expenses related to the transaction. XPO also entered into a new $1.0 billion asset-based revolving credit facility, which replaced XPO's existing $415.0 million asset-based revolving credit facility. For additional information refer to Note 18—Subsequent Events.
Acquisition of Majority Interest in Norbert Dentressangle SA
On June 8, 2015, pursuant to the terms and subject to the conditions of the ND Share Purchase Agreement, Dentressangle Initiatives, Mrs. Evelyne Dentressangle, Mr. Pierre-Henri Dentressangle and Ms. Marine Dentressangle (collectively, the “Sellers”) sold to XPO and XPO purchased from the Sellers (the “Share Purchase”), all of the ordinary shares of ND owned by the Sellers, representing a total of approximately 67% of the share capital of ND and all of the outstanding share subscription warrants granted by ND to employees, directors or other officers of ND and its affiliates. On June 11, 2015, XPO filed with the French Autorité des Marchés Financiers (the “AMF”) a mandatory simplified cash offer (the “Tender Offer”) to purchase all of the remaining outstanding ordinary shares of ND (other than the shares already owned by XPO) at a price of €217.50 per share. On June 23, 2015, the Company received the necessary approvals from the AMF to launch the Tender Offer and the Tender Offer was launched on June 25, 2015. The Tender Offer remained open for a period of 16 trading days. As of September 30, 2015, the Company had purchased 1,921,553 shares under the Tender Offer and acquired a total of approximately 86.25% of the share capital of ND, including all of the outstanding share subscription warrants granted by ND to employees, directors or other officers of ND and its affiliates. The fair value of total consideration paid for ND, net of acquired cash, was €2,650.8 million, or $2,961.6 million. For additional information refer to Note 3—Acquisitions.
Redemption of ND’s Euro Private Placement Notes
In conjunction with our acquisition of ND, we assumed ND's Euro private placement debt of €75.0 million aggregate principal amount of 3.80% notes due December 20, 2019 (the “Euro Private Placement Notes due 2019”) and €160.0 million aggregate principal amount of 4.00% notes due December 20, 2020 (the “Euro Private Placement Notes due 2020” and together with the Euro Private Placement Notes due 2019, the “Euro Private Placement Notes”). The Company redeemed €223.0 million of the Euro Private Placement Notes at par on July 31, 2015.
Conversion of Series C Preferred Stock into Common Stock
On May 29, 2015, we entered into fifteen separate Investment Agreements (the “Investment Agreements”) with sovereign wealth funds and institutional investors (collectively, the “Purchasers”). Pursuant to the Investment Agreements, on June 3, 2015, we issued and sold 15,499,445 shares (the “Purchased Common Shares”) in the aggregate of our common stock, and 562,525 shares (the "Purchased Preferred Stock” and, together with the Purchased Common Shares, the “Purchased Securities”) in the aggregate of our Series C Convertible Perpetual Preferred Stock in a private placement. The purchase price per Purchased Common Share was $45.00 and the purchase price per share of Purchased Preferred Stock was $1,000. The Purchased Preferred Stock was mandatorily convertible into an aggregate of 12,500,546 additional shares of Company common stock subject to the approval of the Company's stockholders. We held a special meeting of stockholders of the Company on September 8, 2015 in which the Company's stockholders approved the issuance of shares of Company common stock upon the conversion of the Purchased Preferred Stock. Immediately following the special meeting, the Purchased Preferred Stock was automatically converted into 12,500,546 shares of Company common stock. No additional consideration was received by the Company in connection with the conversion of the Purchased Preferred Stock into Company common stock.
The Purchased Preferred Stock was issued with an initial conversion price of $45.00 per share. As of May 29, 2015, our common stock price was $49.16. As a result, the conversion feature was issued “in-the-money” and we allocated the beneficial conversion feature of $52.0 million to additional paid-in capital. The beneficial conversion feature was contingent upon receiving approval of our stockholders and was therefore recognized in net loss attributable to common shareholders upon receiving stockholder approval on September 8, 2015. For additional information refer to Note 11—Stockholder's Equity.
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
Cost of transportation and services
Cost of transportation and services is primarily attributable to the cost of providing or procuring freight transportation services for our customers, commissions paid to independent station owners in our freight forwarding business, and insurance and truck leasing expense in our expedited business. Our primary means of providing capacity are through our truck fleet in Europe as well as our base of variable cost third-party owner operators and contract carriers in North America for ground transportation and air charter services in our expedited business and our network of independent truck, rail, ocean and air carriers in our freight brokerage and freight forwarding businesses. In the condensed consolidated statements of operations, cost of transportation and services was changed from cost of purchased transportation and services to incorporate ND's trucking fleet costs, such as driver costs, trucking fleet depreciation expense, and truck maintenance costs, in this line item. The costs included on this line item for the three- and nine-month periods ended September 30, 2014 are the same as originally reported.
Net revenue
Net revenue is total revenue less the cost of transportation and services. This discussion and analysis refers from time to time to net revenue margin. We use the term net revenue margin to refer to the quotient, expressed as a percentage, of net revenue divided by revenue.
Direct operating expense
Direct operating expenses are both fixed and variable expenses directly relating to our intermodal, last mile and contract logistics operations and consist of operating costs related to our contract logistics facilities; intermodal equipment lease expense, depreciation expense, maintenance and repair costs, and property taxes; operating costs of our local drayage and last mile warehousing facilities; the direct cost of the European pallet network, such as direct labor, properties, and forklift trucks; and fixed terminal and cargo handling expenses. Operating costs of our contract logistics facilities consist mainly of personnel costs, facility and equipment expenses, materials and supplies, information technology expenses, depreciation expense and other operating expenses related to our contract logistics facilities. Intermodal equipment maintenance and repair costs consist of the costs related to the upkeep of the intermodal equipment fleet. Operating costs of our local drayage and last mile warehousing facilities consist mainly of personnel costs, rent, maintenance, utilities and other facility related costs. Fixed terminal and cargo handling costs primarily relate to the fixed rent and storage expense charged by terminal operators.
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
XPO Logistics, Inc.
Consolidated Summary Financial Table
(Unaudited)
(In millions)

	For the Three Months Ended September 30,		Percent of Revenue		Change	For the Nine Months Ended September 30,		Percent of Revenue		Change
	2015	2014	2015	2014	%	2015	2014	2015	2014	%
Revenue	$2,362.1	$662.5	100.0%	100.0%	256.5%	$4,281.0	$1,525.9	100.0%	100.0%	180.6%
Cost of transportation and services	1,237.3	487.4	52.4%	73.6%	153.9%	2,385.4	1,170.5	55.7%	76.7%	103.8%
Net revenue	1,124.8	175.1	47.6%	26.4%	542.4%	1,895.6	355.4	44.3%	23.3%	433.4%
Direct operating expense	798.1	71.0	33.8%	10.7%	1,024.1%	1,267.5	102.2	29.6%	6.7%	1,140.2%
SG&A expense
Salaries & benefits	156.7	56.1	6.6%	8.5%	179.3%	326.2	151.5	7.6%	9.9%	115.3%
Other SG&A expense	37.7	21.8	1.6%	3.3%	72.9%	87.4	51.3	2.0%	3.4%	70.4%
Purchased services	32.0	16.7	1.4%	2.5%	91.6%	85.6	38.4	2.0%	2.5%	122.9%
Depreciation & amortization	56.2	23.1	2.4%	3.5%	143.3%	119.5	58.9	2.8%	3.9%	102.9%
Total SG&A expense	282.6	117.7	12.0%	17.8%	140.1%	618.7	300.1	14.4%	19.7%	106.2%
Operating income (loss)	44.1	(13.6)	1.8%	(2.1)%	(424.3)%	9.4	(46.9)	0.3%	(3.1)%	(120.0)%
Other expense	1.6	0.3	0.1%	—	433.3%	3.9	0.7	0.1%	—	457.1%
Foreign currency loss	14.5	—	0.6%	—	100.0%	34.6	—	0.8%	—	100.0%
Interest expense	61.5	17.8	2.6%	2.7%	245.5%	120.9	31.3	2.8%	2.1%	286.3%
Loss before income tax	(33.5)	(31.7)	(0.9)%	(4.8)%	5.7%	(150.0)	(78.9)	(2.6)%	(5.2)%	90.1%
Income tax expense (benefit)	1.9	(20.1)	0.1%	(3.0)%	(109.5)%	(21.3)	(25.2)	(0.5)%	(1.7)%	(15.5)%
Net loss	$(35.4)	$(11.6)	(1.0)%	(1.8)%	205.2%	$(128.7)	$(53.7)	(2.1)%	(3.5)%	139.7%
Consolidated Results
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Our consolidated revenue for the third quarter of 2015 increased 256.5% to $2,362.1 million from $662.5 million in the third quarter of 2014. The increase was driven primarily by the acquisitions of ND, New Breed, BTT, ACL and UX. ND's revenue included in the Company's results in the third quarter of 2015 was $1,529.7 million.
Net revenue for the third quarter of 2015 increased 542.4% to $1,124.8 million from $175.1 million in the third quarter of 2014. Net revenue margin was 47.6% in the third quarter of 2015 as compared to 26.4% in the third quarter of 2014. The increase in net revenue is attributable to acquisitions and organic growth. The increase in net revenue margin primarily relates to the acquisitions of ND and New Breed as well as organic improvement to net revenue margin in our truck brokerage and intermodal, last mile, expedite and global forwarding businesses.
Direct operating expense for the third quarter of 2015 was $798.1 million, or 33.8% as a percentage of revenue, compared to $71.0 million, or 10.7% as a percentage of revenue, in the third quarter of 2014. Direct operating expense increased due to the acquisitions of ND and New Breed.
SG&A expense increased by $164.9 million in the third quarter of 2015 compared to the third quarter of 2014 primarily due to SG&A associated with new acquisitions and increased intangible asset amortization related to acquisitions. SG&A expense as a percentage of revenue decreased to 12.0% in the third quarter of 2015 as compared to 17.8% in the third quarter of 2014.
Other expense for the third quarter of 2015 increased to $1.6 million from $0.3 million in the third quarter of 2014. The increase was primarily driven by a $1.9 million loss on a foreign exchange derivative contract used to hedge currency fluctuation associated with the purchase price of ND offset by a $0.4 million gain on the sale of intermodal equipment in the third quarter of 2015.

Foreign currency loss for the third quarter of 2015 increased to $14.5 million from $0.0 million in the third quarter of 2014. The increase was due to foreign currency transaction and remeasurement losses on the cash held to purchase ND and the impact of other foreign currency transactions.
Interest expense for the third quarter of 2015 increased 245.5% to $61.5 million from $17.8 million in the third quarter of 2014. Interest expense in 2015 included $1.1 million of expense related to the conversion of our Convertible Notes. The remainder of interest expense was related to our Senior Notes, Convertible Notes, Euro Private Placement Notes, Asset Financing and other debt facilities.
Our effective income tax rates in the third quarter of 2015 and 2014 were (5.7)% and 63.4%, respectively. The tax rate for the third quarter of 2015 reflects the adjustment of valuation allowances on the Company's net federal, state and foreign deferred tax assets, the non-taxable nature of certain foreign currency translations, the current U.S. taxation of earnings of its non-U.S. subsidiaries and the mix of income among the jurisdictions in which the Company does business with statutory tax rates that differ from the U.S. rate. The tax rate for the third quarter of 2014 reflects the release of previously recorded valuation allowances on our net federal and state deferred tax assets, the non-deductible loss on convertible debt, other non-deductible amounts, and the mix of income among the jurisdictions in which we do business with statutory tax rates that differ from the U.S. rate. For both periods, our effective income tax rates reflect the Company’s intention and ability to permanently reinvest earnings of its foreign subsidiaries. Accordingly, the Company has not provided additional U.S. taxes on the undistributed earnings as of the balance sheet dates, except on those earnings that are subject to U.S. tax without regard to whether those earnings are actually distributed.
The increase in net loss was due primarily to higher interest expense, foreign currency loss and other expense and increased intangible asset amortization related to acquisitions.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Our consolidated revenue for the first nine months of 2015 increased 180.6% to $4,281.0 million from $1,525.9 million in the first nine months of 2014. The increase was driven by the acquisitions of ND, BTT, New Breed, Pacer, ACL and UX as well as organic growth. ND's revenue included in the Company's results in the first nine months of 2015 was $1,937.3 million.
Net revenue for the first nine months of 2015 increased 433.4% to $1,895.6 million from $355.4 million in the first nine months of 2014. Net revenue margin was 44.3% in the first nine months of 2015 as compared to 23.3% in the first nine months of 2014. The increase in net revenue is attributable to acquisitions and organic growth. The increase in net revenue margin primarily relates to the acquisitions of ND, New Breed and Pacer as well as organic improvement to net revenue margin at our brokerage and intermodal, last mile, expedite and global forwarding businesses.
Direct operating expense for the first nine months of 2015 was $1,267.5 million, or 29.6% as a percentage of revenue, compared to $102.2 million, or 6.7% as a percentage of revenue, in the first nine months of 2014. Direct operating expense increased due to the acquisitions of ND, New Breed and Pacer.
SG&A expense increased by $318.6 million in the first nine months of 2015 compared to the first nine months of 2014 primarily due to the contribution of SG&A associated with new acquisitions, increased intangible asset amortization related to acquisitions and transaction and integration costs. SG&A expense as a percentage of revenue decreased to 14.4% in the first nine months of 2015 as compared to 19.7% in the first nine months of 2014.
Other expense for the first nine months of 2015 increased to $3.9 million from $0.7 million in the first nine months of 2014. The increase was primarily driven by a $9.7 million loss on a foreign exchange derivative contract used to hedge currency fluctuation associated with the purchase price of ND offset by a $6.0 million gain on the sale of intermodal equipment in the first nine months of 2015.
Foreign currency loss for the first nine months of 2015 increased to $34.6 million from $0.0 million in the third quarter of 2014. The increase was due to foreign currency transaction and remeasurement losses on the cash held to purchase ND and the impact of other foreign currency transactions related to the acquisition of ND.
Interest expense for the first nine months of 2015 increased 286.3% to $120.9 million from $31.3 million in the first nine months of 2014. Interest expense for the first nine months of 2015 included $9.0 million of financing commitment fees and $8.0 million of expense related to the conversion of our Convertible Notes. The remainder of interest expense was related to our Senior Notes, Convertible Notes, Euro Private Placement Notes, Asset Financing and other debt facilities.
Our effective income tax rates in the first nine months of 2015 and 2014 were 14.2% and 31.9%, respectively. The tax rate for the first nine months of 2015 reflects the establishment of valuation allowances on our net federal, state and foreign deferred tax assets, the non-taxable nature of certain foreign currency translations and last mile holdback liability release, the current U.S. taxation of earnings of our non-U.S. subsidiaries and the mix of income among the jurisdictions in which we do business with statutory rates that differ from the U.S. rate. The tax rate for the first nine months of 2014 reflects the non-deductible nature of certain expenses (including those related to the Company’s acquisitions) and the mix of income among the jurisdictions in which we do business with statutory rates that differ from the U.S. rate. For both periods, our effective income tax rates reflect the Company’s intention and ability to permanently reinvest earnings of its foreign subsidiaries. Consequently the Company has not provided any additional U.S. taxes on the undistributed earnings as of the balance sheet dates, except on those earnings that are subject to U.S. tax without regard to whether those earnings are actually distributed.
The increase in net loss was due primarily to higher interest expense, foreign currency loss and other expense and increased intangible asset amortization related to acquisitions.
Transportation
Summary Financial Table
(Unaudited)
(In millions)

	For the Three Months Ended September 30,		Percent of Revenue		Change	For the Nine Months Ended September 30,		Percent of Revenue		Change
	2015	2014	2015	2014	%	2015	2014	2015	2014	%
Revenue	$1,396.8	$612.4	100.0%	100.0%	128.1%	$2,820.4	$1,475.8	100.0%	100.0%	91.1%
Cost of transportation and services	1,081.7	487.4	77.4%	79.6%	121.9%	2,190.0	1,170.5	77.6%	79.3%	87.1%
Net revenue	315.1	125.0	22.6%	20.4%	152.1%	630.4	305.3	22.4%	20.7%	106.5%
Direct operating expense	135.4	29.1	9.7%	4.8%	365.3%	223.5	60.3	7.9%	4.1%	270.6%
SG&A expense
Salaries & benefits	85.1	47.6	6.1%	7.8%	78.8%	199.9	126.0	7.1%	8.5%	58.7%
Other SG&A expense	22.4	16.4	1.6%	2.7%	36.6%	53.0	40.7	1.9%	2.8%	30.2%
Purchased services	9.9	5.8	0.7%	0.9%	70.7%	23.2	14.2	0.8%	1.0%	63.4%
Depreciation & amortization	31.4	21.2	2.2%	3.5%	48.1%	73.1	55.9	2.6%	3.8%	30.8%
Total SG&A expense	148.8	91.0	10.6%	14.9%	63.5%	349.2	236.8	12.4%	16.1%	47.5%
Operating income	$30.9	$4.9	2.3%	0.7%	530.6%	$57.7	$8.2	2.1%	0.5%	603.7%
Note: Total depreciation and amortization for the Transportation reportable segment included in cost of transportation and services, direct operating expense and SG&A was $54.8 million and $23.2 million for the three-month periods ended September 30, 2015 and 2014, respectively, and $103.6 million and $58.6 million for the nine-month periods ended September 30, 2015 and 2014, respectively.
Transportation
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Revenue in our Transportation segment increased by 128.1% to $1,396.8 million in the third quarter of 2015 compared to $612.4 million in the third quarter of 2014. This increase was primarily driven by the acquisitions of ND, BTT, ACL and UX.
Net revenue increased 152.1% to $315.1 million in the third quarter of 2015 from $125.0 million in the third quarter of 2014. Net revenue margin was 22.6% in the third quarter of 2015 as compared to 20.4% in the third quarter of 2014. The increase in net revenue is attributable to acquisitions and organic growth. The increase in net revenue margin was primarily due to price optimization, lower purchased transportation costs, and the shedding of unprofitable business. We improved our margin percentages in all of our transportation businesses from a year ago, including truck brokerage and intermodal, last mile, expedite and global forwarding.
Direct operating expense for the third quarter of 2015 was $135.4 million, or 9.7% as a percentage of revenue, compared to $29.1 million, or 4.8% as a percentage of revenue, in the third quarter of 2014. Direct operating expense increased primarily due to the acquisition of ND.
SG&A expense increased to $148.8 million in the third quarter of 2015 from $91.0 million in the third quarter of 2014. The increase in SG&A expense was primarily due to the contribution of SG&A associated with new acquisitions and transaction and integration costs. As a percentage of revenue, SG&A expense decreased to 10.6% in the third quarter of 2015 compared to 14.9% in the third quarter of 2014.
Our Transportation segment generated operating income of $30.9 million in the third quarter of 2015 compared to $4.9 million in the third quarter of 2014 primarily due to the increase in net revenue and lower SG&A as a percentage of revenue.

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
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Revenue in our Transportation segment increased by 91.1% to $2,820.4 million in the first nine months of 2015 compared to $1,475.8 million in the first nine months of 2014. This increase was driven by the acquisitions of ND, BTT, Pacer, ACL and UX as well as organic growth.
Net revenue increased 106.5% to $630.4 million in the first nine months of 2015 from $305.3 million in the first nine months of 2014. Net revenue margin was 22.4% in the first nine months of 2015 as compared to 20.7% in the first nine months of 2014. The increase in net revenue is attributable to acquisitions and organic growth. The increase in net revenue margin primarily relates to improvement in net revenue margin at our brokerage and intermodal, last mile, expedite and global forwarding businesses.
Direct operating expense for the first nine months of 2015 was $223.5 million, or 7.9% as a percentage of revenue, compared to $60.3 million, or 4.1% as a percentage of revenue, in the first nine months of 2014. Direct operating expense increased due to the acquisitions of ND and Pacer.
SG&A expense increased to $349.2 million in the first nine months of 2015 from $236.8 million in the first nine months of 2014. The increase in SG&A expense was primarily due to the contribution of SG&A associated with new acquisitions, increased intangible asset amortization related to acquisitions and transaction and integration costs. As a percentage of revenue, SG&A expense decreased to 12.4% in the first nine months of 2015 compared to 16.1% in the first nine months of 2014.
Our Transportation segment generated operating income of $57.7 million in the first nine months of 2015 compared to $8.2 million in the first nine months of 2014 primarily due to the increase in net revenue and lower SG&A as a percentage of revenue.

Logistics
Summary Financial Table
(Unaudited)
(In millions)

	For the Three Months Ended September 30,		Percent of Revenue		Change	For the Nine Months Ended September 30,		Percent of Revenue		Change
	2015	2014	2015	2014	%	2015	2014	2015	2014	%
Revenue	$993.3	$50.1	100.0%	100.0%	1,882.6%	$1,493.7	$50.1	100.0%	100.0%	2,881.4%
Cost of transportation and services	183.3	—	18.5%	—	100.0%	228.8	—	15.3%	—	100.0%
Net revenue	810.0	50.1	81.5%	100.0%	1,516.8%	1,264.9	50.1	84.7%	100.0%	2,424.8%
Direct operating expense	662.8	41.9	66.7%	83.6%	1,481.9%	1,044.0	41.9	69.9%	83.6%	2,391.6%
SG&A expense
Salaries & benefits	62.0	1.6	6.2%	3.2%	3,775.0%	91.9	1.6	6.2%	3.2%	5,643.8%
Other SG&A expense	11.3	0.5	1.1%	1.0%	2,160.0%	19.2	0.5	1.3%	1.0%	3,740.0%
Purchased services	13.5	0.4	1.4%	0.8%	3,275.0%	17.6	0.4	1.2%	0.8%	4,300.0%
Depreciation & amortization	24.4	1.2	2.5%	2.4%	1,933.3%	45.3	1.2	3.0%	2.4%	3,675.0%
Total SG&A expense	111.2	3.7	11.2%	7.4%	2,905.4%	174.0	3.7	11.7%	7.4%	4,602.7%
Operating income	$36.0	$4.5	3.6%	9.0%	700.0%	$46.9	$4.5	3.1%	9.0%	942.2%
Note: Total depreciation and amortization for the Logistics reportable segment included in both direct operating expense and SG&A was $46.9 million and $3.5 million for the three-month periods ended September 30, 2015 and 2014, respectively, and $87.2 million and $3.4 million for the nine-month periods ended September 30, 2015 and 2014, respectively.
Logistics
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Our Logistics segment was established through the acquisition of New Breed in September 2014 and grew with our acquisition of ND in June 2015. Our Logistics segment is a leading provider of highly engineered, technology-enabled contract logistics services for manufacturers, retailers, distributors and service companies.
Revenue in our Logistics segment increased by 1,882.6% to $993.3 million in the third quarter of 2015 compared to $50.1 million in the third quarter of 2014. This increase was driven by the acquisition of ND and the inclusion of a full quarter of New Breed's results. Results for the Logistics segment in the third quarter of 2014 reflect a partial contribution from our acquisition of New Breed on September 2, 2014, and do not include our European operations, which were acquired on June 8, 2015.
Net revenue increased 1,516.8% to $810.0 million in the third quarter of 2015 from $50.1 million in the third quarter of 2014. The increase in net revenue is attributable to the acquisition of ND and the inclusion of a full quarter of New Breed's results.
Direct operating expense in the third quarter of 2015 was $662.8 million, or 66.7% as a percentage of revenue, compared to $41.9 million, or 83.6% as a percentage of revenue, in the third quarter of 2014. Direct operating expense increased due to the acquisition of ND and the inclusion of a full quarter of New Breed's results.
SG&A expense increased to $111.2 million in the third quarter of 2015 from $3.7 million in the third quarter of 2014. The increase in SG&A expense was due to the contribution of SG&A associated with the acquisition of ND and the inclusion of a full quarter of New Breed's results. As a percentage of revenue, SG&A expense increased to 11.2% in the third quarter of 2015 compared to 7.4% in the third quarter of 2014.
Our Logistics segment generated operating income of $36.0 million in the third quarter of 2015 compared to $4.5 million in the third quarter of 2014, due to the acquisition of ND and the inclusion of a full quarter of New Breed's results. Operating income in the third quarter of 2015 was reduced by transaction and integration costs.
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
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Revenue in our Logistics segment increased by 2,881.4% to $1,493.7 million in the first nine months of 2015 compared to $50.1 million in the first nine months of 2014. This increase was driven by the acquisition of ND and the inclusion of New Breed for a greater portion of the year-to-date period.
Net revenue increased 2,424.8% to $1,264.9 million in the first nine months of 2015 from $50.1 million in the first nine months of 2014. The increase in net revenue is attributable to the acquisition of ND and the inclusion of New Breed for a greater portion of the year-to-date period.
Direct operating expense in the first nine months of 2015 was $1,044.0 million, or 69.9% as a percentage of revenue, compared to $41.9 million, or 83.6% as a percentage of revenue, in the first nine months of 2014. Direct operating expense increased due to the acquisition of ND and the inclusion of New Breed for a greater portion of the year-to-date period.
SG&A expense increased to $174.0 million in the first nine months of 2015 from $3.7 million in the first nine months of 2014. The increase in SG&A expense was due to the acquisition of ND and the inclusion of New Breed for a greater portion of the year-to-date period. As a percentage of revenue, SG&A expense increased to 11.7% in the first nine months of 2015 compared to 7.4% in the first nine months of 2014.
Our Logistics segment generated operating income of $46.9 million in the first nine months of 2015 compared to $4.5 million in the first nine months of 2014, primarily due to the acquisition of ND and the inclusion of New Breed for a greater portion of the year-to-date period.

XPO Corporate
Summary of Sales, General and Administrative Expense
(Unaudited)
(In millions)

	For the Three Months Ended September 30,		Percent of Revenue		Change	For the Nine Months Ended September 30,		Percent of Revenue		Change
	2015	2014	2015	2014	%	2015	2014	2015	2014	%
SG&A expense
Salaries & benefits	$9.5	$6.9	0.4%	1.0%	37.7%	$33.9	$23.9	0.8%	1.6%	41.8%
Other SG&A expense	4.3	4.9	0.2%	0.7%	(12.2)%	15.5	10.1	0.4%	0.7%	53.5%
Purchased services	8.6	10.5	0.4%	1.6%	(18.1)%	44.7	23.8	1.0%	1.6%	87.8%
Depreciation & amortization	0.4	0.7	—	0.1%	(42.9)%	1.1	1.8	—	0.1%	(38.9)%
Total SG&A expense	$22.8	$23.0	1.0%	3.4%	(0.9)%	$95.2	$59.6	2.2%	4.0%	59.7%
Corporate
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Corporate SG&A expense in the third quarter of 2015 remained flat compared to the third quarter of 2014.
Corporate SG&A for the third quarter of 2015 included: $4.7 million of transaction and integration costs; $1.4 million of non-cash share-based compensation; and $1.2 million of litigation-related legal costs.
Corporate SG&A for the third quarter of 2014 included: $10.0 million of transaction and integration costs; $1.8 million of non-cash share-based compensation; and $1.5 million of litigation-related legal costs.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Corporate SG&A expense in the first nine months of 2015 increased by $35.6 million compared to the first nine months of 2014 primarily due to an increase in restructuring, legal and acquisition-related transaction costs.
Corporate SG&A for the first nine months of 2015 included: $45.0 million of transaction and integration costs; $4.6 million of non-cash share-based compensation; and $3.9 million of litigation-related legal costs.

Corporate SG&A for the first nine months of 2014 included: $23.4 million of transaction and integration costs, including $0.8 million of non-cash share based compensation; $4.8 million of non-cash share-based compensation; and $4.4 million of litigation-related legal costs.
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
Intersegment Eliminations
Summary Financial Table
(Unaudited)
(In millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$(28.0)	$—	$(33.1)	$—
Cost of transportation and services	(27.7)	—	(33.4)	—
Net revenue	(0.3)	—	0.3	—
Direct operating expense	(0.1)	—	—	—
SG&A expense
Salaries & benefits	0.1	—	0.5	—
Other SG&A expense	(0.3)	—	(0.3)	—
Purchased services	—	—	0.1	—
Depreciation & amortization	—	—	—	—
Total SG&A expense	(0.2)	—	0.3	—
Operating income	$—	$—	$—	$—
Liquidity and Capital Resources
General
As of September 30, 2015, we had $1,291.9 million of working capital, including cash of $1,285.3 million, compared to working capital of $852.0 million, including cash of $644.1 million, as of December 31, 2014. This increase of $439.9 million in working capital during the nine-month period was mainly due to proceeds from the issuance of Senior Notes and common and preferred stock in the equity private placement offset by funds used to purchase ND, BTT and UX.
We continually evaluate our liquidity requirements, capital needs and availability of capital resources based on our operating needs and our planned growth initiatives. In addition to our existing cash balances and net cash provided by operating activities, in certain circumstances we may also use debt financings and issuances of equity or equity-related securities to fund our operating needs and growth initiatives. See the discussion below in the Debt Facilities section regarding our multicurrency secured revolving loan credit facility.
We believe that our existing cash balance and availability under our revolving credit facility will be sufficient to finance our existing operations.
Cash Flow
During the first nine months of 2015, $39.4 million of cash was provided by operations compared to $13.3 million used for the comparable period in 2014. The primary use of cash for the period was the payment of outstanding accounts payable.
Cash generated from revenue equaled $4,278.7 million for the first nine months of 2015 as compared to $1,452.4 million for the same period in 2014 and correlates directly with the revenue increase between the two periods. Cash flow increases are related primarily to volume and margin increases between the periods ended September 30, 2015 and 2014.

Cash used for payment of transportation services and direct operating expenses for the first nine months of 2015 equaled $3,631.7 million as compared to $1,239.7 million for the same period in 2014. The increase in cash outflows between the two periods also directly correlates to the increase in revenues between the two periods.
Other operating uses of cash included SG&A items, which equaled $579.5 million and $224.5 million for the nine-month periods ended September 30, 2015 and 2014, respectively. Payroll represents the most significant SG&A item. For the first nine months of 2015, cash used for payroll equaled $516.2 million as compared to $89.3 million for the same period in 2014.
Investing activities used $1,695.2 million during the first nine months of 2015 compared to a use of $834.9 million from these activities during the same period in 2014. During the first nine months of 2015, $1,609.8 million was used in acquisitions, $114.4 million was used to purchase fixed assets, and $9.7 million was used to settle a forward contract related to the acquisition of ND. $38.7 million was received from the sale of assets during the first nine months of 2015. During the same period in 2014, $813.7 million was used in acquisitions and $21.6 million was used to purchase fixed assets.
Financing activities generated $2,302.2 million for the first nine months of 2015 compared to $1,506.8 million generated for the same period in 2014. Our main sources of cash from financing activities during the first nine months of 2015 was the $2,588.8 million of net proceeds from the issuance of long-term debt and $1,228.1 million of net proceeds from the issuance of preferred and common stock. Our primary uses of cash were purchases of the ND noncontrolling interests of $459.7 million and repayment of long-term debt of $1,067.4 million. During the same period in 2014, our primary source of cash was the $1,097.9 million of net proceeds from the issuance of preferred and common stock, $489.6 million of net proceeds from the issuance of long-term debt and $130.0 million borrowed against our revolving credit facility. Our primary use of cash was the $205.0 million used to repay borrowings on the revolving credit facility.
Debt Facilities
As of September 30, 2015, we and certain of our wholly-owned subsidiaries, as borrowers, were parties to a $415 million multicurrency secured Amended Credit Agreement with the lender parties thereto and Morgan Stanley Senior Funding, Inc., as administrative agent for such lenders, with a commitment termination date of October 1, 2018. The principal amount of the commitments under the Amended Credit Agreement may be increased by an aggregate amount of up to $100 million, subject to certain terms and conditions specified in the Amended Credit Agreement. For additional information refer to Note 6—Debt.
As described in further detail in Note 18—Subsequent Events, in connection with the completion of the acquisition of Con-way, XPO entered into a new $1.6 billion term loan credit agreement, the proceeds of which were used, together with cash on hand, to finance a portion of the acquisition consideration as well as other costs and expenses related to the transaction. XPO also entered into a new $1.0 billion asset-based revolving credit facility, which replaced XPO's existing $415.0 million asset-based revolving credit facility.
Contractual Obligations
The following table reflects our contractual obligations as of September 30, 2015 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Capital leases payable	$35.5	$12.9	$18.7	$3.9	$—
Notes payable	1.7	1.7	—	—	—
Operating leases	1,739.4	420.0	592.7	347.8	378.9
Purchase commitments	34.2	25.0	8.5	0.7	—
Employment contracts	15.7	8.9	5.6	1.2	—
Severance	26.1	25.8	0.3	—	—
Convertible senior notes	71.6	2.9	68.7	—	—
Euro private placement notes due 2020	16.3	0.5	1.1	1.1	13.6
Asset financing	302.3	113.0	157.1	29.7	2.5
Senior notes due 2022	2,302.0	104.0	208.0	208.0	1,782.0
Senior notes due 2021	745.3	32.2	64.4	64.4	584.3
Senior notes due 2019	1,177.7	70.9	141.8	965.0	—
Total contractual cash obligations	$6,467.8	$817.8	$1,266.9	$1,621.8	$2,761.3

Actual amounts of contractual cash obligations may differ from estimated amounts due to changes in foreign currency exchange rates. We do not have any other material commitments that have not been disclosed elsewhere.
Off-Balance Sheet Arrangements
We are not a party to any transactions that would be considered “off-balance sheet arrangements” under Item 303(a)(4) of Regulation S-K.
Critical Accounting Policies
The preparation of condensed consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions. In certain circumstances, those estimates and assumptions can affect amounts reported in the accompanying unaudited condensed consolidated financial statements. We have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts will be reported related to our accounting policies. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. Note 2 of the “Notes to Consolidated Financial Statements” in the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014 includes a summary of our critical accounting policies. In addition to those policies, we added new critical accounting policies on the estimation of litigation liabilities in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and on derivative instruments and defined benefit pension plans in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015. For additional information, refer to Note 2—Basis of Presentation and Significant Accounting Policies.
New Pronouncements
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which simplifies consolidation accounting by reducing the number of consolidation models. It also changes certain criteria for identifying VIEs. The standard is effective for interim and annual periods beginning after December 15, 2015. The Company is currently evaluating the standard and the impact, if any, on its consolidated financial statements and footnote disclosures.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires an entity to recognize debt issuance costs related to a recognized debt liability as a direct deduction from the debt liability on the balance sheet. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 31, 2015 and requires retrospective application to all prior periods presented. We will implement the provisions of ASU 2015-03 as of January 1, 2016. The implementation of the standard will result in the reclassification of our debt issuance costs from other long-term assets to a deduction from the related debt liabilities on the balance sheet.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which simplifies how adjustments are made to provisional amounts recognized in a business combination during the measurement period. The standard is effective for interim and annual periods beginning after December 15, 2015. The Company is currently evaluating the standard and the impact, if any, on its consolidated financial statements and footnote disclosures.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates.
Interest Rate Risk. As of September 30, 2015, we held $1,296.0 million of cash and restricted cash in cash depository and money market funds held in depository accounts at 88 financial institutions. The primary market risk associated with these investments is liquidity risk. We have exposure to changes in interest rates on our revolving credit facility. The interest rates on our revolving credit facility fluctuate based on LIBOR or a base rate plus an applicable margin. Assuming our $415.0 million revolving credit facility was fully drawn at September 30, 2015, a hypothetical 100-basis-point increase in the interest rate would increase our annual interest expense by $4.2 million.
In conjunction with our June 2015 acquisition of ND, we assumed ND's asset financing arrangements. At September 30, 2015, we had outstanding $294.9 million aggregate principal amount of Asset Financing. Approximately 7% of the Asset Financing has fixed interest rates and approximately 93% has floating interest rates. Our floating rate Asset Financing subjects us to risk resulting from changes in short-term (primarily Euribor) interest rates. We use interest rate swaps (exchanging a variable rate for a fixed rate) to manage the fixed and floating interest rate mix of our Asset Financing and limit our exposure to interest rate risk. As of September 30, 2015, the notional amount of Asset Financing interest rate swaps designated as cash flows hedges was $235.3 million. Assuming a hypothetical 100-basis-point increase in the interest rate, annual interest expense would increase by approximately $0.4 million on our floating rate Asset Financing that is not hedged with interest rate swaps. For additional information on the Asset Financing, refer to Note 6—Debt of the condensed consolidated financial statements included within. For additional information on the interest rate swaps, refer to Note 15—Derivative Instruments of the condensed consolidated financial statements included within.
As outlined in further detail in Note 18—Subsequent Events of the condensed consolidated financial statements, on October 30, 2015, we entered into the Second Amended and Restated Revolving Loan Credit Agreement (the “ABL Facility”), which replaced the existing ABL described above and increased the commitment to $1.0 billion. The interest rate on the ABL Facility fluctuates based on LIBOR or ABR plus an applicable margin. Assuming the $1.0 billion ABL Facility was fully drawn, a hypothetical 100-basis-point increase in the interest rate would increase our annual interest expense by $10.0 million. On October 30, 2015, we entered into a senior term loan credit agreement (the “Term Loan Facility”), which provided for a single borrowing of $1.6 billion. The interest rate on the Term Loan Facility fluctuates based on LIBOR or ABR plus an applicable margin. A hypothetical 100-basis-point increase in the interest rate would increase our annual interest expense by $16.0 million.
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
In connection with the issuance of the Senior Notes due 2022, we entered into certain cross-currency swap agreements to partially manage the related foreign currency exchange risk by effectively converting a portion of the fixed-rate USD-denominated Senior Notes due 2022, including the semi-annual interest payments, to fixed-rate, EUR-denominated debt. The risk management objective is to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies. In addition to the cross-currency swaps, we use foreign currency denominated notes as nonderivative hedging instruments of our net investments in foreign operations with the same risk management objective as the cross-currency swaps.
In order to manage the short-term effect of foreign currency exchange rate fluctuations in connection with a portion of the cash consideration paid in EUR to acquire a majority interest in the outstanding share capital of ND, we entered into a short-term foreign currency forward contract in the second quarter of 2015. The foreign currency forward contract allowed us to purchase fixed amounts of EUR in the future at an exchange rate of €1.00 to $1.13. As of September 30, 2015, the full notional amount of the foreign currency forward contract was settled.
For additional information on the cross-currency swap agreements and foreign currency forward contract, refer to Note 15—Derivative Instruments of the condensed consolidated financial statements included within.

As of September 30, 2015, the result of a uniform 10% strengthening in the value of the USD relative to the EUR would result in a decrease in net assets of approximately $59.2 million. As of September 30, 2015, the result of a uniform 10% strengthening in the value of the USD relative to the GBP would result in a decrease in net assets of approximately $39.7 million. These theoretical calculations assume that an instantaneous, parallel shift in exchange rates occurs, which is not consistent with our actual experience in foreign currency transactions. Fluctuations in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' services become more or less attractive. The sensitivity analysis of the impact of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.
The following table sets forth the low and high exchange rates for EUR expressed in USD and the exchange rate at the end of the month based on the European Central Bank rates, which are based on a regular daily procedure between central banks across Europe and worldwide and normally takes place at 2:15 PM Central European Time. The exchange rates set forth below are provided for reference only and are not intended to demonstrate trends in exchange rates. They should not be relied upon as an indicator of future exchange rates.

	December 2014	January 2015	February 2015	March 2015	April 2015	May 2015	June 2015	July 2015	August 2015	September 2015
High	1.2537	1.2043	1.1447	1.1227	1.1215	1.1419	1.1404	1.1185	1.1506	1.1419
Low	1.2141	1.1198	1.1240	1.0557	1.0552	1.0863	1.0944	1.0852	1.0883	1.1138
Rate at end of period	1.2141	1.1305	1.1240	1.0759	1.1215	1.0970	1.1189	1.0967	1.1215	1.1203
Commodity Price Risk. We are exposed to the impact of market fluctuations in the price of diesel purchased for use in Company-owned vehicles. During the third quarter of 2015, the price of diesel in France varied by 17.7% and the price of diesel in the United Kingdom varied by 8.3%. However, the Company includes price adjustments clauses in its transport customer contracts in the event of a change in the fuel purchase price. The clauses are specific to each customer. The clauses mean that substantially all fluctuations in the purchase price of diesel, except for short-term economic fluctuations, can be passed on to customers in the sales price. Therefore, a hypothetical 10% change in the price of diesel would not be expected to materially alter our financial performance over the long term.
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
Changes in internal controls over financial reporting. Except as described below, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. The Company completed its acquisition of ACL on July 28, 2014, New Breed on September 2, 2014, UX on February 9, 2015, BTT on June 1, 2015, and ND on June 8, 2015 and is in the process of integrating the acquired businesses into the Company’s overall internal controls over financial reporting process. For additional information on the acquisitions, refer to Note 3—Acquisitions of the condensed consolidated financial statements included within.
Part II—Other Information
Item 1. Legal Proceedings.
We are involved, and will continue to be involved, in numerous legal proceedings arising out of the conduct of our business. These proceedings may include, among other matters, claims for property damage or personal injury incurred in connection with the transportation of freight, claims regarding anti-competitive practices, and employment-related claims, including claims involving asserted breaches of employee restrictive covenants and tortious interference with contract. These proceedings also include numerous purported class-action lawsuits, multi-plaintiff and individual lawsuits and state tax and other administrative proceedings that claim either that our owner operators or contract carriers should be treated as employees, rather than independent contractors, or that certain of our drivers were not paid for all compensable time or were not provided with required meal or rest breaks. We are currently engaged in several alleged independent contractor misclassification claims or other wage and hour claims involving certain companies that we have acquired in our last mile, less-than-truckload, truckload and intermodal businesses. These lawsuits and proceedings may seek substantial monetary damages (including claims for unpaid wages, overtime, failure to provide meal and rest periods, unreimbursed business expenses and other items), injunctive relief, or both. For additional information about these matters, please refer to Note 5—Commitments and Contingencies of the condensed consolidated financial statements included within.
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
Item 1A. Risk Factors.
In addition to the information set forth in this Form 10-Q and the risk factors previously disclosed in Item 1A to Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 23, 2015, and in Item 8.01 to our Current Report on Form 8-K filed on June 26, 2015, you should carefully consider the following risk factors which could materially affect our business, financial condition or future results.
Additional Risks
Increases in driver compensation and difficulties attracting and retaining drivers could adversely affect our revenues and profitability.
The less-than-truckload and truckload carrier operations that we acquired through the Con-way transaction are conducted with employee drivers. Recently, there has been intense competition for qualified drivers in the transportation industry due to a nationwide shortage of drivers. The availability of qualified drivers may be affected from time to time by changing workforce demographics, competition from other transportation companies and industries for employees, the availability and affordability of driver training schools, changing industry regulations, and the demand for drivers in the labor market. If the industry-wide shortage of qualified drivers continues, these business lines will likely continue to experience difficulty in attracting and retaining enough qualified drivers to fully satisfy customer demands. As a result of the current highly-competitive labor market for drivers, our less-than-truckload and truckload operations may be required to increase driver compensation and benefits in the future, or face difficulty meeting customer demands, all of which could adversely affect our profitability. Additionally, a shortage of drivers could result in underutilization of our truck fleet, lost revenue, increased costs for purchased transportation or increased costs for driver recruitment.
Efforts by labor organizations to organize our employees may result in reduced operational flexibility and impair our ability to quickly respond to market conditions.
We believe that maintaining a union-free environment within our business units provides a competitive advantage in the marketplace and allows the Company to most effectively and directly serve the needs of its employees. Without the possible constraints of a union, each of our business units is able to operate with efficiency and flexibility, providing customers with reliable, innovative and cost-competitive services. The International Brotherhood of Teamsters union, or the Teamsters, and certain other unions have recently made organizing attempts at a small number of our less-than-truckload locations. The outcomes of those efforts have generally been favorable for us, although a very small percentage of our less-than-truckload employees have selected Teamsters representation. As of September 30, 2015, elections at only two facilities have been certified in favor of Teamsters union representation out of our nearly 300 less-than-truckload operating locations. Further unionizing efforts by the Teamsters are likely to continue, and the Company cannot predict with certainty whether that activity will result in the unionization of any additional less-than-truckload locations. A further unionized workforce could potentially result in reduced operational flexibility and impair our ability to quickly respond to market conditions with innovative solutions for customers.
Our profitability may be materially adversely impacted if our investments in equipment, service centers and warehouses do not match customer demand for these resources or if there is a decline in the availability of funding sources for these investments.
Our less-than-truckload and truckload operations make significant investments in revenue equipment, and our less-than-truckload operations also make significant investments in freight service centers. The amount and timing of capital investments depend on various factors, including anticipated volume levels and the price and availability of appropriate-use property for service centers and newly-manufactured tractors, which are subject to restrictive Environmental Protection Agency engine-design requirements. If anticipated service center and/or fleet requirements differ materially from actual usage, our capital-

intensive business units may have too much or too little capacity. We attempt to mitigate the risk associated with too much or too little revenue equipment capacity by adjusting capital expenditures and by utilizing short-term equipment rentals and sub-contracted operators in order to match capacity with business volumes. Our investments in revenue equipment and less-than-truckload service centers depend on our ability to generate cash flow from operations and our access to credit, debt and equity capital markets. A decline in the availability of these funding sources could adversely affect us.
With respect to our contract logistics operations, implementing warehouse-management services for customers can require a significant commitment of capital in the form of shelving, racking and other warehousing systems. In the event that we are not able to fully amortize the cost of that capital across the term of the related customer agreement, or to the extent that the customer defaults on its obligations under the agreement, we could be forced to take a significant loss on the unrecovered portion of the capital cost.
We are subject to risks associated with defined benefit plans for our current and former employees, which could have a material adverse effect on our earnings and financial position.
Following our acquisitions of ND and Con-way, we now maintain defined benefit plans, including funded qualified pension plans, unfunded non-qualified pension plans, and an unfunded postretirement medical plan. A decline in interest rates and/or lower returns on funded plan assets may cause increases in the expense and funding requirements for these defined benefit pension plans. Despite past amendments that permanently curtailed benefits under the Con-way defined benefit pension plans, these defined benefit pension plans remain subject to volatility associated with interest rates, returns on plan assets, other actuarial assumptions and funding requirements. In addition to being subject to volatility associated with interest rates, our expense and obligation under our postretirement medical plan are also subject to actuarial assumptions and trends in health-care costs. As a result, we are unable to predict the effect on our financial statements associated with defined benefit pension plans and the postretirement medical plan.
An increase in the number and/or severity of self-insured claims or an increase in insurance premiums could have an adverse effect on the Company.
We use a combination of self-insurance programs and large-deductible purchased insurance to provide for the costs of employee medical, vehicular, cargo and workers' compensation claims. Our estimated liability for self-retained insurance claims reflects certain actuarial assumptions and judgments, which are subject to a high degree of variability. We periodically evaluate the level of insurance coverage and adjust insurance levels based on targeted risk tolerance and premium expense. An increase in the number and/or severity of self-insured claims or an increase in insurance premiums could have an adverse effect on us. We have a captive insurance company that participates in a reinsurance pool to reinsure a portion of our workers' compensation claims. Each company that participates in the pool cedes premiums and claims to the pool and assumes premiums and claims from the pool. The operating results of the captive insurance company are affected by the number and/or severity of claims and the associated premiums paid or received. Our financial condition, results of operations and cash flows could be adversely affected by the risk assumed and ceded by the captive insurance company. In addition, these captive insurance companies are subject to financial and insurance regulation by a foreign regulatory authority and changes in these applicable regulations could affect our liquidity and asset allocation with our captive insurance companies.
We expect costs associated with providing benefits under postretirement medical plans and employee medical plans to increase due to health care reform legislation. Changes made to the design of our medical plans have the potential to mitigate some of the cost impact of the provisions included in the legislation. Ultimately, the cost of providing benefits under medical plans is dependent on a variety of factors, including governmental laws and regulations, health care cost trends, claims experience and health care decisions by plan participants. As a result, we are unable to predict how the cost of providing benefits under medical plans will affect our financial condition, results of operations or cash flows.
Volatility in fuel prices impact our fuel surcharge revenues and may impact our profitability.
We are subject to risks associated with the availability and price of fuel, which are subject to political, economic and market factors that are outside of our control.
We would be adversely affected by an inability to obtain fuel in the future. Although, historically, we have been able to obtain fuel from various sources and in the desired quantities, there can be no assurance that this would continue to be the case in the future.
Fuel expense constitutes one of the greatest costs to our less-than-truckload and truckload carrier operations, as well as to our fleet of independent contractor drivers and third-party transportation providers who complete the physical movement of freight arranged by our other business operations. Accordingly, we may be adversely affected by the timing and degree of fluctuations and volatility in fuel prices. As is customary in our industry, most of our customer contracts include fuel-surcharge revenue programs or cost-recovery mechanisms to mitigate the effect of the fuel prices increase over base amounts established in the contract. However, these fuel surcharge mechanisms may not capture the entire amount of the increase in fuel prices, and they also feature a lag between the payment for fuel and collection of the surcharge revenue. Market pressures may limit our ability to assess fuel surcharges in the future. The extent to which we are able to recover in full for fuel costs changes may also vary depending on the degree to which we are not compensated due to empty and out-of-route miles or from engine idling during cold or warm weather.
Decreases in fuel prices reduce the cost of transportation services and accordingly, will reduce our revenues and may reduce margins for certain lines of business. Significant changes in the price or availability of fuel in future periods, or significant changes in our ability to mitigate fuel price increases through the use of fuel surcharges, could have a material adverse impact on our operations, fleet capacity and ability to generate both revenues and profits.
Because of our floating rate credit facility, we may be adversely affected by interest rate changes.
As outlined in further detail in Note 18—Subsequent Events of the condensed consolidated financial statements, on October 30, 2015, in connection with the Con-way acquisition, we entered into (1) the Term Loan, which provided for a single borrowing of $1.6 billion, and (2) the ABL Facility that increased the commitment to $1.0 billion. Both the ABL Facility and the Term Loan provide for an interest rate based on LIBOR or Base Rate, as defined in the agreements, plus an applicable margin. Our financial position may be affected by fluctuations in interest rates since the Term Loan and ABL Facility are subject to floating interest rates. A hypothetical 100-basis-point increase in the interest rate would increase our annual interest expense by $16.0 million under the Term Loan and by $10.0 million assuming that the full $1.0 billion commitment were drawn under the ABL Facility. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A significant increase in interest rates could have an adverse effect on our financial position and results of operations.
As a result of the ND and Con-way acquisitions, XPO is more exposed to currency exchange rate fluctuations because the combined company has an increased proportion of its assets, liabilities and earnings denominated in foreign currencies as compared to XPO prior to these acquisitions.
Prior to the ND acquisition, substantially all of XPO’s operations have been conducted in U.S. dollars. The ND acquisition significantly increased the potential impact of currency exchange rate fluctuations on our business. As a result of the ND acquisition, the financial results of the combined company will be more exposed to currency exchange rate fluctuations and an increased proportion of our assets, liabilities and earnings will be denominated in non-U.S. dollar currencies. The Con-way acquisition also increased our exposure to currency exchange rate fluctuations as a portion of Con-way’s historic revenues were derived outside the U.S.
We will continue to present our financial statements in U.S. dollars but we will have a significant proportion of our net assets and income in non-U.S. dollar currencies, primarily the euro and pounds sterling (“GBP”). Consequently, a depreciation of non-U.S. dollar currencies relative to the U.S. dollar could have an adverse impact on our financial results. As further discussed above under Item 3. Quantitative and Qualitative Disclosures about Market Risk, as of September 30, 2015, the result of a uniform 10% strengthening in the value of the U.S. dollar relative to the euro would result in a decrease in net assets of approximately $59.2 million, and a uniform 10% strengthening in the value of the U.S. dollar relative to the GBP would result in a decrease in net assets of approximately $39.7 million.
The recent strength of the U.S. dollar relative to the euro is expected to result in relatively weaker reported financial results for the combined company for the full year 2015 compared to the pro forma results of the combined company during 2014. The U.S. dollar/euro exchange rate has fluctuated significantly over the past twelve months and may continue to fluctuate significantly in the future. Fluctuations in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' services become more or less attractive.
In particular, the economic uncertainties relating to European sovereign and other debt obligations and the related ongoing European financial restructuring efforts may cause the value of the euro to fluctuate against other currencies. Currency volatility also contributes to variations in our sales of products and services in impacted jurisdictions. For example, in the event that one or more European countries were to replace the euro with another currency, our sales into such countries, or in Europe generally, would likely be adversely affected until stable exchange rates are established. Accordingly, fluctuations in currency exchange rates could adversely affect our business and financial condition and the business of the combined company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the quarter ended September 30, 2015, the Company issued an aggregate of 399,515 shares of the Company's common stock, par value $0.001 per share, to certain holders of the Company's Convertible Notes in connection with the conversion of $6,566,000 aggregate principal amount of the Convertible Notes. The number of shares of our common stock issued in the foregoing transactions equals the number of shares of our common stock presently issuable to holders of the Convertible Notes upon conversion under the original terms of the Convertible Notes. The issuance of all these shares was exempt from the registration requirements of the Securities Act of 1933, as amended, in accordance with Section 4(a)(2) thereof, as a transaction by an issuer not involving any public offering. The Company did not receive any proceeds from the above transactions. For additional information refer to Note 6—Debt.
During the quarter ended September 30, 2015, pursuant to the Investment Agreement dated as of June 13, 2011, the Company issued 2,784 unregistered shares of its common stock as a result of the exercise of warrants by certain shareholders and 21,428 unregistered shares of its common stock as result of the conversion of preferred stock. The Company received total proceeds of $19 thousand as a result of the exercise of warrants which will be used for general corporate purposes. The Company did not receive any proceeds from the conversion of preferred stock.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

2.1*
Agreement and Plan of Merger, dated as of September 9, 2015, by and among XPO Logistics, Inc., Con-way Inc. and Canada Merger Corp. (incorporated by reference to Exhibit 2.1 to XPO's Current Report on Form 8-K filed with the SEC on September 10, 2015).

3.1*
Certificate of Amendment to Amended and Restated Certificate of Incorporation of XPO Logistics, Inc. (incorporated by reference to Exhibit 3.1 to XPO’s Current Report on Form 8-K filed with the SEC on September 8, 2015).

10.1*
Amended and Restated Debt Commitment Letter, dated as of September 25, 2015, among Morgan Stanley Senior Funding, Inc., and the other Commitment Parties named therein and XPO Logistics, Inc. (incorporated by reference to Exhibit (b)(1) to XPO’s Form SC TO-T filed with the SEC on September 29, 2015)

10.2*
Confidentiality Agreement, dated as of July 28, 2015, by and between XPO Logistics, Inc. and Con-way Inc. (incorporated by reference to Exhibit (d)(2) to XPO's Form SC TO-T filed with the SEC on September 29, 2015).

10.3	Employment Agreement, dated as of September 14, 2015, by and between XPO Logistics, Inc. and Lance A. Robinson.

10.4	Departure Agreement between the Company and Hervé Montjotin dated September 5, 2015.

31.1
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015

31.2
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015

32.1†
Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015

32.2†
Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015

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
Date: November 9, 2015