Form 10-K
period 2015-12-31
XPO Logistics, Inc.
filed 2016-02-29
CIK 1166003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant was $4,286,583,341 as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of $45.18 per share on the NYSE on that date.
As of February 26, 2016, there were 109,641,880 shares of the registrant’s common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2016 Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement is not deemed to be filed as part hereof.

XPO LOGISTICS, INC.
FORM 10-K—FOR THE YEAR ENDED DECEMBER 31, 2015

Exhibit Index
This Annual Report on Form 10-K is for the year ended December 31, 2015. The Securities and Exchange Commission (the “SEC”) allows us to incorporate by reference information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report.

PART I

ITEM 1.    BUSINESS
General
XPO Logistics, Inc., a Delaware corporation together with its subsidiaries (“XPO,” the “Company,” “we” or “our”), is a global transportation and logistics company that provides comprehensive supply chain solutions to more than 50,000 customers. XPO offers these solutions through its highly integrated organization that, as of December 31, 2015, encompassed over 89,000 employees and approximately 1,451 locations in 33 countries, primarily in North America and Europe. Our customers are multinational, national, mid-size and small enterprises, and include many of the most prominent companies in the world. On a typical day we facilitate 150,000 ground shipments and manage over five billion inventory units in our contract logistics facilities.
XPO operates on a global basis as an asset-light company, with asset-based businesses accounting for about a third of revenue and less than a quarter of free cash flow. Based on our current business mix, we estimate that our annual net capital expenditure will be approximately 3% of revenue.
In a little more than four years, we have taken XPO from a North American business with $177 million of revenue to a top ten global transportation and logistics company. In September 2011, following the equity investment in the Company led by Bradley S. Jacobs, we put a highly skilled management team in place and began the disciplined execution of a growth strategy to acquire and integrate attractive companies and optimize all XPO operations, with the goal of creating dramatic, long-term value for our customers and shareholders.
We offer customers a compelling range of transportation and logistics solutions:

•
Freight Brokerage: the second largest freight brokerage firm in North America based on net revenue; the third largest provider of door-to-door intermodal rail services in North America, with one of the largest U.S. drayage networks, and a leader in cross-border Mexico intermodal;

•	Last Mile: the largest provider of home delivery and installation logistics for heavy goods in North America, and a leading last mile provider to the e-commerce industry;

•	Supply Chain: the second largest global provider of contract logistics based on square footage, with one of the largest e-fulfillment platforms in Europe;

•	Expedite: the largest manager of time-critical and high-value expedite shipments in North America via ground transportation, air charter and web-based managed transportation services;

•
Less-Than-Truckload (“LTL”): the second largest provider of LTL services in North America and a leading provider of LTL services in Western Europe. As of December 31, 2015, the Company’s LTL service in North America had some of the highest service levels in the industry for on-time performance, offered more next-day and two-day lanes than any other LTL carrier, and covered 99% of U.S. postal codes;

•	Full Truckload: a top 20 U.S. carrier and a leading cross-border Mexico ground transportation provider;

•	Managed Transportation: a top five global service provider based on the value of XPO’s freight under management, which was approximately $2.7 billion as of December 31, 2015; and

•	Global Forwarding: a growing provider of global forwarding services.
We believe that our ability to provide customers with end-to-end supply chain solutions gives us a competitive advantage. Many customers, particularly large companies, are increasingly turning to multi-modal providers to handle their supply chain requirements. We have built XPO to capitalize on this trend, as well as the trends toward outsourcing in transportation and logistics, the growth in e-commerce, the adoption of just-in-time inventory practices, and the near-shoring of manufacturing in Mexico.
We have two reportable business segments: Transportation and Logistics. Within each segment, we have built robust service offerings that meet fast-growing areas of customer demand. Substantially all of our businesses operate under the single brand of XPO Logistics. We provide financial information for our segments and geographic information in Note 20 —Segment Reporting and Geographic Information to our Consolidated Financial Statements.
Transportation
In our Transportation segment, we provide freight brokerage, last mile, expedite, intermodal, LTL, full truckload, and global forwarding services. Freight brokerage, last mile, expedite and global forwarding are all non-asset or asset-light businesses.

LTL and full truckload are asset-based. Our leased and owned transportation assets as of December 31, 2015, globally, include 19,000 tractors, 47,000 trailers, 10,000 intermodal containers and 9,000 container chassis. We also have 448 cross-dock terminals worldwide. These assets benefit our company and our customers, especially during periods of tight capacity.
We utilize an “asset right” blended transportation model of brokered, owned and contracted capacity to serve customers consistently in all market conditions and further differentiate our value proposition. Globally, as of December 31, 2015, in addition to our owned assets, our transportation model included truck procurement hubs that manage relationships with more than 10,000 owner operator trucks under contract for last mile, expedite and drayage services, as well as approximately 50,000 additional independent carriers utilized mostly by our freight brokerage business. The North American component of this network, as of year-end 2015, included relationships with approximately 7,000 owner operator trucks, and an additional 38,000 independent carriers representing approximately 1,000,000 trucks on the road.
XPO holds leading positions in many transportation sectors in North America and Europe. In North America, as of December 31, 2015, we were the leader in both last mile logistics for heavy goods and expedite shipment management, and we were among the largest providers of freight brokerage (including truck brokerage and intermodal rail and drayage services) and LTL transportation. In Western Europe, as of December 31, 2015, we were a leading LTL provider and had a growing brokerage business. The Company typically manages all aspects of the services offered, including selecting qualified carriers or vessels - or, in the case of full truckload and LTL, providing capacity - negotiating rates, tracking shipments, billing and resolving disputes. The Company accomplishes this by using its proprietary transportation management technology, third-party carriers and Company-owned trucks.
The Company’s transportation segment encompasses seven services:
Freight Brokerage
The Company’s freight brokerage business encompasses operations for truck brokerage and, in North America, intermodal and drayage services. Our truck brokerage operations are non-asset-based: we place shippers’ freight with qualified carriers, primarily trucking companies. Customers offer loads to us via telephone, fax, email, electronic data interchange and the Internet on a daily basis. These services are priced on either a spot market or contract basis for shippers. We collect payments from our customers and pay the carriers on a spot market basis for transporting customer loads.
We are the third largest provider of intermodal services in North America, and a leading provider of intermodal services in the fast-growing cross-border Mexico sector. Our intermodal operations are asset-light; we provide container capacity - some of which utilizes our 10,000 leased or owned 53-ft. containers and 9,000 chassis - rail brokerage, drayage transportation via independent contractors, and on-site operational services. We contract with railroads to provide the long-haul portion of the shipment of freight in containers, and we contract with trucking companies for the local pick-up and delivery legs of the intermodal freight movement. We also provide customized electronic tracking and analysis of market prices and negotiated rail, truck and intermodal rates, in order to determine the optimal transportation routes. We offer our door-to-door intermodal services to a wide range of customers in North America, including large industrial and retail shippers, transportation intermediaries such as intermodal marketing companies, and steamship lines.
In June 2015, we expanded our drayage operations through the acquisition of Bridge Terminal Transport, Inc. (“BTT”), one of the largest asset-light drayage providers in the U.S. For additional information on the BTT acquisition and other prior acquisitions, see Note 3—Acquisitions, of Item 8, “Financial Statements and Supplementary Data.”
Last Mile Logistics
The Company is the largest provider of last mile logistics for heavy goods in North America. Our last mile services are asset-light and utilize independent contractors. Last mile delivery comprises the final stage of the delivery from a local distribution center or retail store to the end-consumer’s home or business. This is a fast-growing industry sector of that serves blue chip retailers, e-commerce companies and smaller retailers with limited in-house capabilities.
Important aspects of last mile service are responsiveness to seasonal demand, economies of scale, and an ability to maintain a consistently high quality of customer experience. In addition, the last mile process often requires incremental services, including pre-scheduled delivery times, unpacking, assembly, utility connection, and installation as well as removal of an old product. These additional services are commonly referred to as white-glove services. We use our proprietary technology platforms to collect customer feedback, monitor carrier performance, manage capacity, and communicate during narrow windows of service to ensure an end-consumer experience that protects the brands of our retail customers.
In February 2015, we further expanded our last mile logistics operations through the acquisition of UX Specialized Logistics (“UX”), a North American provider of last mile logistics services for major retail chains and e-commerce companies. For additional information on the UX acquisitions and other prior acquisitions, see Note 3—Acquisitions, of Item 8, “Financial Statements and Supplementary Data.”

Less-Than-Truckload (LTL)
The Company is the second largest provider of LTL services in North America, and holds leading LTL positions in the United Kingdom, France, Spain and Portugal. Our LTL business in North America is asset-based and utilizes employee drivers, a fleet of tractors and trailers for line-haul, pick-up and delivery, and a network of terminals. We provide day-definite regional, inter-regional and transcontinental LTL freight services.
The Company’s LTL business in Europe is a mix of asset-based and asset-light, and utilizes both Company fleet and contracted carrier capacity, together with a network of terminals. We provide LTL services domestically in France, the United Kingdom, and Spain. We offer international LTL distribution across Europe.
Prior to 2015, the Company provided limited LTL services on a brokered basis. On June 8, 2015, the Company acquired a majority interest in Norbert Dentressangle SA (“ND”), a leading provider of LTL services in Western Europe. On October 30, 2015, the Company acquired Con-way Inc. (“Con-way”), including its North American LTL business. For additional information on the ND and Con-way acquisitions and other prior acquisitions, see Note 3—Acquisitions, of Item 8, “Financial Statements and Supplementary Data.”
Full Truckload
The Company’s full truckload business is an asset-based motor carrier that utilizes a fleet of tractors and trailers to provide short- and long-haul, asset-based transportation services throughout North America and Europe. In North America, we provide dry-van transportation services to manufacturing, industrial and retail customers while using single drivers as well as two-person driver teams over long-haul routes, with each trailer containing only one customer’s goods. This origin-to-destination freight movement limits intermediate handling. In Europe, we provide transportation of packaged goods, high cube products, and bulk goods. We provide our services domestically in France, the United Kingdom, Spain, Poland, Romania, Italy and Slovakia, as well as internationally across Europe.
Expedite
The Company is the largest arranger of urgent, time-critical shipments in North America by ground and air transportation, through direct transacting and our web-based technology. This is predominantly a non-asset-based service: substantially all of the ground transportation equipment used by the operations is provided by independent owner-operators who own one truck or van, or by independent fleet owners of multiple trucks or vans who employ multiple drivers. We are focused on developing strong, long-term relationships with our independent owner-operators and fleet owners, and incentivizing them to furnish their capacity to us on an exclusive basis. Expedite air charter service is arranged using the Company's relationships with third-party air carriers.
Our expedite services can be characterized as time-critical, time-sensitive or high priority freight shipments, many of which have special handling needs. The urgency typically arises due to tight tolerances in a customer’s supply chain, interruptions or changes in the supply chain, or the failure of another mode of transportation within the supply chain. We have the ability to arrange urgent shipments very quickly by over-the-road transportation, the largest component of our expedite volume, by using independent air charter carriers, and through our proprietary online bid technology.
Expedited shipments are predominantly direct transit movements offering door-to-door service within tightly prescribed time parameters. Customers typically request our expedite services on a per-load transactional basis, with only a small percentage of loads being scheduled for future delivery dates. We operate an ISO 9001:2008 certified 24-hour, seven-day-a-week call center that gives our customers on-demand communications and status updates relating to their expedited shipments.
Managed Transportation
The Company is a top five global provider of managed transportation based on the value of freight under management. Our managed transportation offering includes a range of services provided to shippers who want to outsource some or all of their transportation modes, together with associated activities. These activities can include freight handling such as consolidation and deconsolidation, labor planning, inbound and outbound shipment facilitation, documentation and customs management, claims processing, and third party logistics, or 3PL, supplier management, among other things.
Global Forwarding
The Company’s global forwarding business operates as a non-asset logistics provider for domestic, cross-border and international shipments, as well as customized services. We provide these services through relationships with ground, air and ocean carriers and a network of Company-owned and agent-owned locations. Our forwarding capabilities are not restricted by size, weight, mode or location, and therefore are potentially attractive to a wide market base.
As part of our global forwarding business, we operate a subsidiary as a non-vessel operating common carrier (“NVOCC”) to transport our customers’ freight by contracting with vessel operators.

We are also a customs broker, licensed by the U.S. Customs and Border Protection Service to act on behalf of importers in handling customs formalities and other details. We provide customs brokerage services to direct domestic importers in connection with many of the shipments that we handle as an NVOCC, as well as shipments arranged by other freight forwarders, NVOCCs or vessel operating common carriers.
Logistics
In our Logistics segment, which we refer to as supply chain, the Company provides a range of contract logistics services, including highly engineered and customized solutions, e-commerce fulfillment and reverse logistics, as well as high-value-add warehousing and distribution solutions such as factory support, aftermarket support, integrated manufacturing, packaging, labeling, distribution and transportation. In addition, we utilize our technology and expertise to solve complex supply chain challenges and create transformative solutions for world-class customers, while reducing their operating costs and improving production flow management.
We operate approximately 151 million square feet (14.0 million square meters) of facility space devoted to our contract logistics operations, with about 65.0 million square feet (6.1 million square meters) of that capacity in the United States. When we establish relationships through contractual agreements, it can lead to a wider use of our services, such as inbound and outbound logistics.
Customers of our supply chain business primarily operate in industries with high-growth outsourcing opportunities, such as high tech, e-commerce, telecommunications, aerospace and defense, healthcare, medical equipment, agriculture, food and beverage, and select areas of manufacturing. These customers have demanding requirements for quality standards, real-time data visibility, customer service, handling of high-value products, high transaction volumes with large numbers of stock keeping units (“SKUs”), and/or time-assured deliveries.
In 2015, we further expanded our supply chain business through the ND and Con-way acquisitions. For additional information on these and other acquisitions, see Note 3—Acquisitions, of Item 8, “Financial Statements and Supplementary Data.”
Our Strategy
XPO Logistics is a top ten global transportation and logistics company, providing cutting-edge supply chain solutions to the most successful companies in the world. We have established leading positions in key areas of transportation and logistics where there is strong secular demand. We offer our solutions through our highly integrated, multi-modal organization that operates under the XPO Logistics brand worldwide. Our strategy is to deliver unmatched value to customers through our highly integrated organization, extensive service range, global critical mass, and the disciplined execution of initiatives that increase our profitability and create long-term value for our customers and shareholders.
We are continuing to optimize our existing operations by growing our sales force, implementing advanced information technology, cross-selling our services and leveraging our shared capacity. We have a disciplined framework of processes in place for the recruiting, training and mentoring of newly hired employees, and for marketing to the hundreds of thousands of prospective customers who can use our services. Our network is supported by our proprietary information technology that includes robust sales, service, carrier procurement, warehouse management, and customer experience management capabilities, as well as benchmarking and analysis. Most important to our growth, we have instilled a culture of passionate customer service.
Information Systems and Intellectual Property
One of the ways we empower our employees to deliver world-class service is through our information technology (“IT”). We believe that technology is a big differentiator in our industry. Technology represents one of our Company’s largest categories of investment within our annual capital expenditure budget, reflecting our belief that the continual enhancement of our technology platforms is critical to our success. We have an IT team of over 1,500 talented professionals who focus on driving innovation and advancing the effectiveness of our systems.
In our freight brokerage business, our proprietary Freight Optimizer software solution for truck brokerage provides actionable pricing information as well as cost effective, timely and reliable access to carrier capacity, which we believe gives us an advantage versus our competitors. In 2015, also in freight brokerage, we launched our proprietary Rail Optimizer software that optimizes all aspects of the intermodal network, including shipment management, capacity flow and asset management, market-based pricing, and shipment execution with rail providers.
In our last mile logistics business, our proprietary software provides real-time workflow visibility and customer experience management for superior satisfaction ratings. In our expedite business, we utilize satellite tracking and communication units on the independently contracted vehicles that transport goods for our customers, to provide our customers with real-time electronic updates. Our managed transportation business relies strongly on state-of-the-art technology. This includes our proprietary bidding software, which awards loads electronically based on carriers’ online bids.
In our Logistics segment, we have developed proprietary technology that enables sophisticated contract logistics solutions for large multi-national and medium-sized corporations and government agencies with complex supply chain requirements. This software supports services such as omni-channel distribution, reverse logistics, transportation management, freight bill audit and payment, lean manufacturing support, aftermarket support and supply chain optimization.
We rely on a combination of trademarks, copyrights, trade secrets, and nondisclosure and non-competition agreements to establish and protect our intellectual property and proprietary technology.  Additionally, we have numerous registered trademarks, trade names, and logos in the United States and international jurisdictions.
Customers, Sales and Marketing
Our Company provides services to a variety of customers ranging in size from small, entrepreneurial organizations to Fortune 500 companies. During 2015, our business units served more than 50,000 different customers. Approximately 6.6% of our 2015 pro forma revenue was attributable to our top five clients, with our largest customer accounting for approximately 1.8% of our pro forma revenue.
Our customers are engaged in a wide range of industries, including high tech, retail, e-commerce, manufacturing, telecommunications, aerospace and defense, life sciences, healthcare, medical equipment, agriculture, and food and beverage.
Our transportation businesses are primarily marketed in North America and Europe. Our logistics and global forwarding businesses serve global markets, with concentrations in North America, Europe and Asia. Pro forma for 2015 acquisitions, approximately 60% of our revenue was generated in the United States, 12% in France, 12% in the United Kingdom, 4% in Spain and 12% in other countries.
To best serve our customers, we maintain a significant staff of sales representatives and related support personnel. Our sales strategy is twofold: we seek to establish long-term relationships with new accounts and to increase the amount of business generated from our existing customer base. These objectives are served by our position as one of the largest third-party logistics providers in the world and by our ability to cross-sell a range of services. We believe that these attributes are competitive advantages in the transportation and logistics industry. See Note 20 —Segment Reporting and Geographic Information to the Consolidated Financial Statements for further geographic information.
Competition
The transportation and logistics industry is highly competitive, with thousands of companies competing in the domestic and international markets. Our competitors include local, regional, national and international companies with the same services that our business units provide. Due in part to the fragmented nature of the industry, our business units must strive daily to retain existing business relationships and forge new relationships.
We compete on service, reliability, scope of operations, information technology capabilities and price. Some competitors have larger customer bases, significantly more resources and more experience than we do. The health of the transportation and logistics industry will continue to be a function of domestic and global economic growth. However, we believe we will benefit from the growth of e-commerce, as well as from a long-term outsourcing trend that should continue to enable certain sectors of transportation and logistics to grow at rates that outpace growth in the macro-environment.
Regulation
Our operations are regulated and licensed by various governmental agencies in the United States and in the other countries where we operate. Such regulations impact us directly and indirectly by regulating third-party transportation providers we use to transport freight for our customers.
Regulation affecting Motor Carriers, Owner Operators and Transportation Brokers. In the United States, our subsidiaries that operate as motor carriers have licenses to operate as motor carriers from the Federal Motor Carrier Safety Administration (“FMCSA”) of the U.S. Department of Transportation (“DOT”). In addition, our subsidiaries acting as property brokers have property broker licenses from the FMCSA. Our motor carrier subsidiaries and the third-party motor carriers we engage in the United States must comply with the safety and fitness regulations of the DOT, including those relating to drug- and alcohol-testing, hours-of-service, records retention, vehicle inspection, driver qualification and minimum insurance requirements. Weight and equipment dimensions also are subject to government regulations. We also may become subject to new or more restrictive regulations relating to emissions, drivers’ hours-of-service, independent contractor eligibility requirements, onboard reporting of operations, air cargo security and other matters affecting safety or operating methods. Other agencies, such as the U.S. Environmental Protection Agency (“EPA”), the Food and Drug Administration, the California Air Resources Board, and U.S. Department of Homeland Security (“DHS”), also regulate our equipment, operations and independent contractor drivers. We and the third-party carriers we use are also subject to a variety of vehicle registration and licensing requirements of the state or other local jurisdictions in which they operate. In other foreign jurisdictions in which we operate, our operations are regulated, where necessary, by the appropriate governmental authority.
In 2010, the FMCSA introduced the Compliance Safety Accountability program (“CSA”), which uses a Safety Management System (“SMS”) to rank motor carriers on seven categories of safety-related data, known as Behavioral Analysis and Safety Improvement Categories, or “BASICs,” which data, it is anticipated, will eventually be used for determining a carrier’s DOT safety rating under revisions to existing Safety Fitness Determination (“SFD”) regulations. In December 2015, the Fixing America’s Surface Transportation Act (“FAST Act”) was signed into law, which requires the FMCSA to review the CSA program to ensure that it provides the most reliable analysis possible. During this review period, the FAST Act requires the FMCSA to remove a property carrier’s CSA scores from public view. The FMCSA has since announced an SFD Notice of Proposed Rulemaking (“NPRM”) that would revamp the current three-tier federal rating system for federally regulated commercial motor carriers.
Although the CSA scores are not currently publicly available, this development is likely to be temporary. As a result, once the program has been revamped, our fleet could be ranked poorly as compared to our competitors, and the safety ratings of our motor carrier operations could be adversely impacted. Our network of third-party transportation providers may experience a similar result. A reduction in safety and fitness ratings may result in difficulty attracting and retaining qualified independent contractors and could cause our customers to direct their business away from us and to carriers with more favorable CSA scores, which would adversely affect our results of operations.
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
Our operations providing certain services in California are also subject to various regulatory initiatives such as the Ports of Los Angeles and Long Beach clean truck program effective in 2009, California Air Resources Board (“CARB”) truck regulation effective in 2010 and the Port of Oakland truck ban effective in 2010, each of which banned trucks that did not meet certain emissions standards. To comply with these requirements, our motor carrier subsidiaries providing certain services in California have implemented programs to source truck capacity from independent owner operators that meet these emissions requirements. The State of California also has required diesel tractors as well as 53-foot long and other trailers operated in the state to satisfy certain fuel efficiency and other performance requirements by compliance target dates occurring between 2011 and 2023. Compliance with California’s and ports’ regulations has increased rates payable to owner operators operating in California and new tractor costs, might increase the costs of new trailers operated in California, might require the retrofitting of pre-2011 model year trailers operated in California, and could diminish equipment productivity and increase operating expenses.
Regulations affecting our Subsidiaries Providing Ocean and Air Transportation. XPO Customs Clearance Solutions, Inc. (“XCCS”) and NDO America, Inc. (following its anticipated name change to XPO GF America, Inc., “XGFA”), two of our subsidiaries, are licensed as customs brokers by U.S. Customs and Border Protection (“CBP”) of DHS in each United States customs district in which they do business. All United States customs brokers are required to maintain prescribed records and are subject to periodic audits by CBP. In other jurisdictions in which we perform customs brokerage services, our operations are licensed, where necessary, by the appropriate governmental authority.
Our subsidiaries offering expedited air charter transportation are subject to regulation by the Transportation Security Administration (“TSA”) of DHS regarding air cargo security for all loads, regardless of origin and destination. XPO Global Forwarding, Inc. (“XGF”), XGFA and XPO Air Charter also are regulated as “indirect air carriers” by the DHS and TSA. These agencies provide requirements, guidance and, in some cases, administer licensing requirements and processes applicable to the freight forwarding industry. We must actively monitor our compliance with such agency requirements to ensure that we have satisfactorily completed the security requirements and qualifications and implemented the required policies and procedures. These agencies generally require companies to fulfill these qualifications prior to transacting various types of business. Failure to do so could result in penalties and fines. The air cargo industry is also subject to regulatory and legislative actions that could affect the economic conditions within the industry by requiring changes in operating practices or influencing the demand for and the costs of providing services to clients. We cannot predict the extent to which any such regulatory or legislative actions could adversely affect our business and operations, but we strive to comply with and satisfy agency requirements.
For our international operations, XGF, XGFA and XCCS are members of the International Air Transportation Association (“IATA”), a voluntary association of airlines and forwarders that outlines operating procedures for freight forwarders acting as agents or third-party intermediaries for its members. A substantial portion of our international air freight business is completed with other IATA members.
For our international oceanic freight forwarding business, XGF, XGFA and XPO Ocean Lines, Inc. (“XOL”), are registered as an Ocean Transportation Intermediary (“OTI”) by the U.S. Federal Maritime Commission (“FMC”), which establishes the qualifications, regulations and bonding requirements to operate as an OTI for businesses originating and terminating in the United States. XGL and XOL are also licensed NVOCCs and ocean freight forwarders.
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
Other Regulations. We are subject to a variety of other U.S. and foreign laws and regulations, including but not limited to, the Foreign Corrupt Practices Act and other similar anti-bribery and anti-corruption statutes.
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
Environmental Regulations. In the United States, our facilities and operations and our independent contractors are subject to various environmental laws and regulations dealing with the hauling, handling and disposal of hazardous materials, emissions from vehicles, engine-idling, fuel spillage and seepage, discharge and retention of storm water, and other environmental matters that involve inherent environmental risks. Similar laws and regulations may apply in many of the foreign jurisdictions in which we operate. We have instituted programs to monitor and control environmental risks and maintain compliance with applicable environmental laws and regulations. We may be responsible for the cleanup of any spill or other release involving hazardous materials caused by our operations or business. In the past, we have been responsible for the costs of cleanup of diesel fuel spills caused by traffic accidents or other events, and none of these incidents materially affected our business or operations. We generally transport only hazardous materials rated as low-to-medium-risk, and a small percentage of our total shipments contain hazardous materials. We believe that our operations are in substantial compliance with current laws and regulations and do not know of any existing environmental condition that would reasonably be expected to have a material adverse effect on our business or operating results. We also do not expect to incur material capital expenditures for environmental controls in 2016. Future changes in environmental regulations or liabilities from newly discovered environmental conditions or violations (and any associated fines and penalties) could have a material adverse effect on our business, competitive position, results of operations, financial condition or cash flows. U.S. federal and state governments, as well as governments in certain foreign jurisdictions in which we operate, have also proposed environmental legislation that could, among other things, potentially limit carbon, exhaust and greenhouse gas emissions. If enacted, such legislation could also result in higher new tractor and trailer costs, reduced productivity and efficiency, and increased operating expenses, all of which could adversely affect our results of operations.

Risk Management and Insurance
U.S. Operations
We maintain insurance for commercial automobile liability, truckers’ commercial automobile liability, commercial general liability, workers’ compensation and employers’ liability and umbrella and excess umbrella liability, with coverage limits, deductibles and self-insured retention levels that we believe are reasonable given the varying historical frequency, severity and timing of claims. However, we cannot provide assurance that our insurance coverage will effectively protect us in the event of claims made against us.
We generally require the contract carriers that we engage to have at least $1 million of automobile liability insurance and $100,000 of cargo insurance, or up to $250,000 in the case of our intermodal carriers. We require motor carriers we engage to enter into a written agreement with us and to meet safety and performance qualification standards. We also require motor carriers to have workers compensation and other insurance as required by law in connection with the specific tasks they are undertaking. Railroads, which are largely self-insured, provide limited common carrier cargo liability protection, generally up to $250,000 per container.
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
With respect to our LTL, full truckload, expedited transportation and intermodal drayage operations where we perform services as a licensed motor carrier and in our freight forwarding and last-mile delivery logistics businesses, we have primary liability to our customer for cargo loss and damage and for certain liabilities caused by our independent contractors and contracted carriers. Accordingly, liability claims may be asserted against us for the actions of transportation providers we engage and their employees or independent contractors, or for our actions in retaining them. Claims against us may exceed the amount of our insurance coverage or may not be covered by insurance at all.
We maintain liability insurance policies to help protect us against losses that may not be recovered from the responsible contracted carrier. Our last-mile delivery logistics operations may involve installation of appliances in customers’ homes involving water, gas or electric connections. We maintain commercial general liability insurance coverage to help protect us from claims related to these services. Our warehouse operations generally maintain legal liability insurance coverage and maintain contractually required all risk Inland Marine coverage to help protect us against claims arising from damage or loss to customer goods stored in our warehouses. We also maintain property damage insurance to help protect us against damage to our property. Our terms of carriage on international and ocean shipments limit our liability consistent with industry standards. We offer our brokerage, NVOCC and freight forwarding customers the option to purchase all risk cargo insurance for their shipments.
International Operations
Whenever our policies of insurance and their coverage territory are not worldwide, or are not-admitted in a specific country where we operate, but are compulsory in nature, we purchase coverage in that country as necessary to meet local requirements, with coverage placed through local insurers. In jurisdictions outside the United States we maintain insurance coverage for various forms of public liability, occupational accidents and first party property loss, with coverage limits, deductibles and or self-retention levels we believe are reasonable given the historical frequency, severity and timing of claims. However, we cannot provide assurance that such coverages will in all instances effectively protect us in the event of claims made against us or for loss or damage to our property.
Seasonality
XPO’s revenue and profitability are typically lower for the first quarter of the calendar year relative to other quarters. The Company believes this is due in part to the post-holiday reduction in demand experienced by many XPO customers, which leads to more capacity in the non-expedited and service-critical markets and, in turn, less demand for expedited and premium shipping services. In addition, the productivity of the Company’s fleet of tractors and trailers, independent contractors and transportation providers generally decreases during the winter season because inclement weather impedes operations. It is not possible to predict whether the historical revenue and profitability trends will occur in future periods.
Employees
As of December 31, 2015, we had approximately 89,000 full-time and part-time employees. We recognize our trained staff of employees as one of our most critical resources and acknowledge the recruitment, training and retention of qualified employees as essential to our ongoing success. We believe that we have good relations with our employees.

Executive Officers of the Registrant
We provide below information regarding each of our executive officers.

Name	Age	Position
Bradley S. Jacobs	59	Chairman of the Board and Chief Executive Officer
Troy A. Cooper	46	Chief Operating Officer and Chief Executive Officer-Europe
John J. Hardig	51	Chief Financial Officer
Gordon E. Devens	47	Chief Legal Officer
Scott B. Malat	39	Chief Strategy Officer
Mario A. Harik	35	Chief Information Officer
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
Troy Cooper has served as our Chief Operating Officer since May 2014 and in addition, has served as the Chief Executive Officer and Chairman of XPO Logistics Europe since September 2015. Mr. Cooper joined our company in September 2011 as Vice President—Finance, and has held positions of increasing responsibility since then. Mr. Cooper is responsible for the day-to-day operations and profit and loss performance of the Company. Mr. Cooper was most recently with United Rentals, Inc., where he served as vice president—group controller responsible for field finance functions and helped to integrate over 200 acquisitions in the United States, Canada and Mexico. Previously, he held controller positions with United Waste Systems, Inc. and OSI Specialties, Inc. (formerly a division of Union Carbide, Inc.). Mr. Cooper began his career in public accounting with Arthur Andersen and Co. and has a degree in accounting from Marietta College.
John Hardig has served as our Chief Financial Officer since February 2012. Mr. Hardig most recently served as managing director for the Transportation & Logistics investment banking group of Stifel Nicolaus Weisel from 2003 until joining our company. Prior to that, Mr. Hardig was an investment banker in the Transportation and Telecom groups at Alex. Brown & Sons (now Deutsche Bank) and earlier in his career, worked as a design engineer at Ford Motor Company. Mr. Hardig holds a master of business administration degree from the University of Michigan Business School and a bachelor’s degree from the U.S. Naval Academy.
Gordon Devens joined us in November 2011 as Senior Vice President and General Counsel and has served as our Chief Legal Officer since November 2015. Prior to joining us, Mr. Devens was most recently vice president—corporate development with AutoNation, Inc., where he was previously vice president—associate general counsel. Earlier, he was an associate at the law firm of Skadden, Arps, Slate, Meagher & Flom LLP, where he specialized in mergers and acquisitions and securities law. Mr. Devens holds a doctorate of jurisprudence and a bachelor’s degree in business administration from the University of Michigan.
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

•
We may not be able to appropriately adjust our expenses to changing market demands. In order to maintain high variability in our business model, it is necessary to adjust staffing levels to changing market demands. In periods of rapid change, it is more difficult to match our staffing level to our business needs. In addition, we have other primarily variable expenses that are fixed for a period of time and certain significant fixed expenses, and we may not be able to adequately adjust them in a period of rapid change in market demand.
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
Competition in the transportation services industry is intense. Increased competition may lead to revenue reductions, reduced profit margins, or a loss of market share, any one of which could harm our business. There are many factors that could impair our profitability, including the following:

•
competition with other transportation services companies, some of which offer different services or have a broader coverage network, more fully developed information technology systems and greater capital resources than we do;

•
reduction by our competitors of their rates to gain business, especially during times of declining economic growth, which reductions may limit our ability to maintain or increase rates, maintain our operating margins or maintain significant growth in our business;

•	solicitation by shippers of bids from multiple transportation providers for their shipping needs and the resulting depression of freight rates or loss of business to competitors;

•	establishment by our competitors of cooperative relationships to increase their ability to address shipper needs;

•	our current or prospective customers may decide to develop internal capabilities for some of the services that we provide; and

•	the development of new technologies or business models could result in our disintermediation in certain businesses, such as freight brokerage.
Our profitability may be materially adversely impacted if our investments in equipment, service centers and warehouses do not match customer demand for these resources or if there is a decline in the availability of funding sources for these investments.
Our LTL and full truckload operations require significant investments in revenue equipment, and our LTL operations also require significant investments in freight service centers. The amount and timing of capital investments depend on various factors, including anticipated volume levels and the price and availability of appropriate-use property for service centers and newly-manufactured tractors (which are subject to restrictive Environmental Protection Agency engine-design requirements). If anticipated service center and/or fleet requirements differ materially from actual usage, our capital-intensive business units, specifically LTL and full truckload, may have too much or too little capacity. We attempt to mitigate the risk associated with too much or too little revenue equipment capacity by adjusting capital expenditures and by utilizing short-term equipment rentals and sub-contracted operators in order to match capacity with business volumes. Our investments in revenue equipment and LTL service centers depend on our ability to generate cash flow from operations and our access to credit, debt and equity capital markets. A decline in the availability of these funding sources could adversely affect us.
With respect to our contract logistics operations, implementing warehouse-management services for customers can require a significant commitment of capital in the form of shelving, racking and other warehousing systems. In the event that we are not able to fully amortize the cost of the capital across the term of the related customer agreement, or to the extent that the customer defaults on its obligations under the agreement, we could be forced to take a significant loss on the unrecovered portion of this capital cost.
The significant acquisitions we have recently completed, including acquisitions of non-U.S.-based companies, put us at a heightened risk for failures in internal controls, which could have a material adverse effect on our revenue, earnings, financial position and outlook.
We have grown significantly through acquisitions, including the ND and Con-way acquisitions in 2015. ND’s business was headquartered in France and primarily operated in Europe and Asia; accordingly, it was subject to different standards and rules than U.S. public companies. Effective internal controls over financial processes and reporting are necessary for us to provide reliable financial reports and to operate successfully. Our efforts to implement or revise internal control systems in our acquired businesses, including particularly ND, may not be successful or such implementation or revisions may not be completed on the timeline we expect. Any failure in internal controls could have a material adverse effect on our revenue, earnings, financial position and outlook.
Anticipated synergies from any acquisitions that we have undertaken may not materialize in the expected timeframe or at all.
Our 2016 and mid-term financial targets are dependent on our ability to realize significant synergies with respect to our recent acquisitions, especially the October 2015 Con-way acquisition. We may not realize any or all of the synergies that we currently anticipate from any acquisitions that we have undertaken. Among the synergies that we currently expect are cross-selling opportunities to existing customers of XPO and the companies we have acquired, network synergies and other operational synergies. Our estimated synergies from any acquisitions that we have undertaken are subject to a number of assumptions about the timing, execution and costs associated with realizing such synergies. Such assumptions are inherently uncertain and are subject to a wide variety of significant business, economic and competition risks and uncertainties. There can be no assurance that such assumptions turn out to be correct and, as a result, the amount of synergies that we will actually realize and/or the timing of any such realization may differ significantly (and may be significantly lower) from the ones that we currently estimate and we may incur significant costs in reaching the estimated synergies. We may not be successful in integrating some or all these businesses as currently anticipated, which may have a material adverse effect on our business and operations.
We may not successfully manage our growth.
We have grown rapidly and substantially over the prior four years, including by expanding our internal resources, making acquisitions and entering into new markets, and we intend to continue with rapid growth, primarily organically in 2016. We may experience difficulties and higher-than-expected expenses in executing this strategy as a result of unfamiliarity with new markets, change in revenue and business models and entering into new geographic areas.
Our growth will place a significant strain on our management, operational and financial resources. We will need to continually improve existing procedures and controls as well as implement new transaction processing, operational and financial systems, and procedures and controls to expand, train and manage our employee base. Our working capital needs will continue to increase substantially as our operations grow. Failure to manage growth effectively, or obtain necessary working capital, could have a material adverse effect on our business, results of operations, cash flows, stock price and financial condition.
Our business will be seriously harmed if we fail to develop, implement, maintain, upgrade, enhance, protect and integrate our information technology systems.
We rely heavily on our information technology systems to efficiently run our business, and they are a key component of our growth strategy. To keep pace with changing technologies and customer demands, we must correctly interpret and address market trends and enhance the features and functionality of our proprietary technology platform in response to these trends, which may lead to significant ongoing software development costs. We may be unable to accurately determine the needs of our customers and the trends in the transportation services industry or to design and implement the appropriate features and functionality of our technology platform in a timely and cost-effective manner, which could result in decreased demand for our services and a corresponding decrease in our revenues. Despite testing, external and internal risks, such as malware, insecure coding, “Acts of God,” data leakage and human error pose a direct threat to the stability or effectiveness of our information technology systems and operations. We may also be subject to cybersecurity attacks and other intentional hacking. Any failure to identify and address such defects or errors or prevent a cyber-attack could result in service interruptions, operational difficulties, loss of revenues or market share, liability to customers or others, diversion of resources, injury to our reputation and increased service and maintenance costs. Addressing such issues could prove to be impossible or very costly and responding to resulting claims or liability could similarly involve substantial cost. We must maintain and enhance the reliability and speed of our information technology systems to remain competitive and effectively handle higher volumes of freight through our network and the various service modes we offer. If our information technology systems are unable to manage additional volume for our operations as our business grows, or if such systems are not suited to manage the various service modes we offer, our service levels and operating efficiency could decline. We expect customers to continue to demand more sophisticated, fully integrated information systems from their transportation providers. If we fail to hire and retain qualified personnel to implement, protect and maintain our information technology systems or if we fail to upgrade our systems to meet our customers’ demands, our business and results of operations could be seriously harmed. This could result in a loss of customers or a decline in the volume of freight we receive from customers.
We are developing proprietary information technology for all of our business segments. Our technology may not be successful or may not achieve the desired results. We may require additional training or different personnel to successfully implement this system, all of which may result in additional expense, delays in obtaining results or disruptions to our operations. In addition, acquired companies will need to be on-boarded onto our technology, which may cause additional training or licensing cost and disruption. In such event, our revenue, financial results and ability to operate profitably could be negatively impacted. The challenges associated with integration of our acquisitions may increase these risks.
Our substantial indebtedness could adversely affect our financial condition.
As of December 31, 2015, we had approximately $5,407.9 million of total indebtedness and unused commitments of $1.0 billion under our Second Amended and Restated Revolving Loan Credit Agreement (less $240.6 million in outstanding letters of credit), the availability of which is subject to certain conditions including its borrowing base availability. We incurred this indebtedness in connection with the ND and Con-way acquisitions and for general corporate purposes. As of December 31, 2015, we had cash and cash equivalents of $289.8 million. We have substantial outstanding indebtedness, which could:

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

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	impair our ability to obtain additional financing or to refinance our indebtedness in the future; and

•	place us at a competitive disadvantage compared to our competitors that may have proportionately less debt.
Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, could materially and adversely affect our financial position and results of operations. Further, failure to comply with the covenants under our indebtedness may have a material adverse impact on our operations. If we fail to comply with the covenants under any of our indebtedness, and are unable to obtain a waiver or amendment, such failure may result in an event of default under our indebtedness. We may not have sufficient liquidity to repay or refinance our indebtedness if such indebtedness were accelerated upon an event of default.
Under the terms of our outstanding indebtedness, we may not be able to incur substantial additional indebtedness in the future, which could further exacerbate the risks described above.
The execution of our strategy could depend on our ability to raise capital in the future, and our inability to do so could prevent us from achieving our growth objectives.
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
We depend on third-parties in the operation of our business.
In our global forwarding and freight brokerage operations, we do not own or control the transportation assets that deliver our customers’ freight, and we do not employ the people directly involved in delivering the freight. In our full truckload and freight brokerage businesses (particularly our last mile delivery logistics operations, our over-the-road expedite operations and our intermodal drayage operations), we engage independent contractors who own and operate their own equipment. Accordingly, we are dependent on third-parties to provide truck, rail, ocean, air and other transportation services and to report certain events to us, including delivery information and cargo claims. This reliance could cause delays in reporting certain events, including recognizing revenue and claims. Our inability to maintain positive relationships with independent transportation providers could significantly limit our ability to serve our customers on competitive terms. If we are unable to secure sufficient equipment or other transportation services to meet our commitments to our customers or provide our services on competitive terms, our operating results could be materially and adversely affected and our customers could switch to our competitors temporarily or permanently. Many of these risks are beyond our control, including the following:

•	equipment shortages in the transportation industry, particularly among contracted truckload carriers and railroads;

•	interruptions in service or stoppages in transportation as a result of labor disputes, seaport strikes, network congestion, weather-related issues, “Acts of God,” or acts of terrorism;

•	changes in regulations impacting transportation;

•	increases in operating expenses for carriers, such as fuel costs, insurance premiums and licensing expenses, that result in a reduction in available carriers; and

•	changes in transportation rates.

Increases in driver compensation and difficulties attracting and retaining drivers could adversely affect our revenues and profitability.
Our LTL and full truckload operations are conducted primarily with employee drivers. Recently, there has been intense competition for qualified drivers in the transportation industry due to a nationwide shortage of drivers. The availability of qualified drivers may be affected from time to time by changing workforce demographics, competition from other transportation companies and industries for employees, the availability and affordability of driver training schools, changing industry regulations, and the demand for drivers in the labor market. If the industry-wide shortage of qualified drivers continues, these business lines will likely continue to experience difficulty in attracting and retaining enough qualified drivers to fully satisfy customer demands. As a result of the current highly-competitive labor market for drivers, our LTL and full truckload operations may be required to increase driver compensation and benefits in the future, or face difficulty meeting customer demands, all of which could adversely affect our profitability. Additionally, a shortage of drivers could result in underutilization of our truck fleet, lost revenue, increased costs for purchased transportation or increased costs for driver recruitment.
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
The compensation we offer our independent contractor drivers is subject to market conditions and we may find it necessary to continue to increase independent contractor drivers’ compensation in future periods. If we are unable to continue to attract and retain a sufficient number of independent contractor drivers, we could be required to increase our mileage rates and accessorial pay or operate with fewer trucks and face difficulty meeting shipper demands, all of which would adversely affect our profitability and ability to maintain our size or to pursue our growth strategy.
Certain of our businesses rely on owner-operators and contract carriers to conduct their operations, and the status of these parties as independent contractors, rather than employees, is being challenged.
We are involved in numerous lawsuits, including putative class action lawsuits, multi-plaintiff and individual lawsuits, and state tax and other administrative proceedings that claim that the Company’s contract carriers or owner-operators or their drivers should be treated as our employees, rather than independent contractors, or that certain of the Company’s drivers were not paid for all compensable time or were not provided with required meal or rest breaks. These lawsuits and proceedings may seek substantial monetary damages (including claims for unpaid wages, overtime, failure to provide meal and rest periods, unreimbursed business expenses and other items), injunctive relief, or both. We incur certain costs, including legal fees, in defending the status of these parties as independent contractors. While we believe that our contract carriers and owner-operators and their drivers are properly classified as independent contractors rather than as employees, adverse decisions have been rendered recently in certain cases pending against us, including with respect to class certification of certain contract carriers and determinations that certain of our contract carriers and owner-operators are improperly classified. Certain of these decisions are subject to appeal, but we cannot provide assurance that we will determine to pursue any appeal or that any such appeal will be successful. Adverse final outcomes in these matters could, among other things, entitle certain of our contract carriers and owner-operators and their drivers to reimbursement with respect to certain expenses and to the benefit of wage-and-hour laws and result in employment and withholding tax and benefit liability for us, and could result in changes to the independent contractor status of our contract carriers and owner-operators. Changes to state laws governing the definition of independent contractors could also impact the status of our contract carriers and owner-operators. Adverse final outcomes in these matters or changes to state laws could cause us to change our business model, which could have a material adverse effect on our business strategies, financial condition, results of operations or cash flows. These claims involve potentially significant classes that could involve thousands of claimants and, accordingly, significant potential damages and litigation costs, and could lead others to bring similar claims.
The independent contractor misclassification matters in which we are currently engaged involve companies that we acquired. Pursuant to the purchase agreements by which we acquired certain private companies, the former owners have agreed to indemnify us for costs and liabilities related to such class action and individual lawsuits, subject to certain limits, and we have retained purchase price holdbacks and escrows as security for such indemnification. Other than with respect to acquisitions for which our acquisition accounting measurement period remains open, we believe that we have adequate purchase price holdbacks or escrows with respect to the potential impact of loss contingencies involving classification matters that are probable and reasonably estimable. However, such holdbacks or escrows may be insufficient to protect us against the full amount of the indemnified liability, in which case we would need to fund any losses from our available liquidity sources. To the extent that we do not have indemnification rights with respect to any such liabilities, or we are unable to collect under any such indemnification agreements, any payments will require utilization of our funds and establishment of reserves.
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
Intermodal Drayage Classification Claims
Certain of the Company’s intermodal drayage subsidiaries received notices from the California Labor Commissioner, Division of Labor Standards Enforcement (the “DLSE”), that a total of approximately 150 owner operators contracted with these subsidiaries filed claims in 2012 with the DLSE in which they assert that they should be classified as employees, as opposed to independent contractors. These claims seek reimbursement for the owner operators’ business expenses, including fuel, tractor maintenance and tractor lease payments. After a decision was rendered by a DLSE hearing officer in seven of these claims, in 2014, the Company appealed the decision to California Superior Court, San Diego, where a de novo trial was held on the merits of those claims. On July 17, 2015, the court issued a final statement of decision finding that the seven claimants were employees rather than independent contractors, and awarding an aggregate of $2.9 million plus post-judgement interest and attorneys’ fees to the claimants. The Company appealed this judgment, but cannot provide assurance that such appeal will be successful. The remaining DLSE claims (the “Pending DLSE Claims”) have been transferred to California Superior Court in three separate actions involving approximately 200 claimants, including the approximately 150 claimants mentioned above. These matters are in the initial procedural stages. The Company believes that it has adequately accrued for the potential impact of loss contingencies relating to the Pending DLSE Claims that are probable and reasonably estimable. The Company is unable at this time to estimate the amount of the possible loss or range of loss, if any, in excess of its accrued liability that it may incur as a result of the Pending DLSE Claims.
One of these intermodal drayage subsidiaries also is a party to a putative class action litigation (Manuela Ruelas Mendoza v. Pacer Cartage, Inc.) brought by Edwin Molina on August 19, 2013 and currently pending in the U.S. District Court, Southern District of California. Mr. Molina asserts that he should be classified as an employee, as opposed to an independent contractor, and seeks damages for alleged violation of various California wage and hour laws. Mr. Molina seeks to have the litigation certified as a class action involving all owner-operators contracted with this subsidiary at any time from August 2009 to the present, which could involve as many as 600 claimants. Certain of these potential claimants also may have Pending DLSE Claims. This matter is in the initial stages of discovery and the court has not yet determined whether to certify the matter as a class action. The Company has reached an agreement to settle this litigation with the claimant. The settlement agreement has been approved by the court but remains subject to acceptance by a minimum percentage of members of the purported class. There can be no assurance that the settlement agreement will be accepted by the requisite percentage of members of the purported class.
Another of the Company’s intermodal drayage subsidiaries is a party to a putative class action litigation (C. Arevalo v. XPO Port Services, Inc.) brought by Carlos Arevalo in the Superior Court for the State of California, County of Los Angeles Central District filed in August 2015. Mr. Arevalo asserts that he should be classified as an employee, as opposed to an independent contractor, and seeks damages for alleged violation of various California wage and hour laws. Mr. Arevalo seeks to have the litigation certified as a class action involving all owner-operators contracted with this subsidiary at any time from August 2011 to the present. Certain of these potential claimants also may have Pending DLSE Claims. This matter is in the initial pleading stage and the court has not yet determined whether to certify the matter as a class action. The Company is unable at this time to estimate the amount of the possible loss or range of loss, if any, that it may incur as a result of this matter.
Last Mile Logistics Classification Claims
Certain of the Company’s last mile logistics subsidiaries are party to several putative class action litigations brought by independent contract carriers contracted with these subsidiaries in which the contract carriers assert that they should be classified as employees, as opposed to independent contractors. The particular claims asserted vary from case to case, but the claims generally allege unpaid wages, overtime, alleged failure to provide meal and rest periods and seek reimbursement of the contract carriers’ business expenses. Putative class actions against the Company’s subsidiaries are pending in Massachusetts (Celso Martins, Alexandre Rocha, and Calvin Anderson v. 3PD, Inc. filed in June 2011, pending in U.S. District Court, Massachusetts), Illinois (Marvin Brandon, Rafael Aguilera, and Aldo Mendez-Etzig v. 3PD, Inc. filed in May 2013, pending in U.S. District Court, Northern District of Illinois), California (Cesar Ardon et al v 3PD, Inc., filed in September 2013, pending in U.S. District Court, Central District of California and Fernando Ruiz v. Affinity Logistics Corp., filed in May 2005, pending in U.S. District Court, Southern District of California), New Jersey (Leonardo Alegre v. Atlantic Central Logistics, Simply Logistics, Inc., filed in March 2015, pending in U.S. District Court, New Jersey), Pennsylvania (Victor Reyes v. XPO Logistics, Inc., filed in May 2015, pending in U.S. District Court, Pennsylvania) and Connecticut (Carlos Taveras v. XPO Last Mile, Inc., filed in November 2015, pending in U.S. District Court, Connecticut). The Company has completed the settlement of the California (Ardon) litigation. The Company also has reached tentative agreements to settle the Massachusetts and Illinois litigations with the respective claimants, subject to court approval (in the case of the Massachusetts litigation) and acceptance by a minimum percentage of members of the respective purported class. There can be no assurance that the settlement agreements will be finalized and executed, that the respective court will approve any such settlement agreement or that it will be accepted by the requisite percentage of members of the respective purported class. The Company believes that it has adequately accrued for the potential impact of loss contingencies relating to the foregoing last mile logistics claims. The Company is unable at this time to estimate the amount of the possible loss or range of loss, if any, in excess of its accrued liability that it may incur as a result of these claims.
Our overseas operations subject us to various operational and financial risks which could adversely affect our business.
The services we provide outside of the United States subject us to risks resulting from changes in tariffs, trade restrictions, trade agreements, tax policies, difficulties in managing or overseeing foreign operations and agents, different liability standards, issues related to compliance with anti-corruption laws such as the Foreign Corrupt Practices Act and the U.K. Bribery Act, data protection, trade compliance, and intellectual property laws of countries which do not protect our rights in our intellectual property, including our proprietary information systems, to the same extent as the laws of the United States. The occurrence or consequences of any of these factors may restrict our ability to operate in the affected region and/or decrease the profitability of our operations in that region. As we expand our business in foreign countries, we will also be exposed to increased risk of loss from foreign currency fluctuations and exchange controls.
Our European business heavily relies on subcontracting and we use a large number of temporary employees in these operations. Any failure to properly manage our subcontractors or temporary employees in Europe could have a material adverse impact on XPO Logistics Europe’s revenues, earnings, financial position and outlook.
We operate in Europe through our majority-owned subsidiary, XPO Logistics Europe SA. Subcontracting plays a key role in our European operations and we subcontract approximately 40% of our transport operations there. We are therefore exposed to various risks arising from managing our subcontractors, such as the risk that they do not fulfill their assignments in a satisfactory manner or within the specified deadlines. Such failures could compromise our ability to honor our commitments to customers, comply with applicable regulations or otherwise meet customers’ expectations. In some situations, poor execution of services by our subcontractors could result in a customer terminating a contract. Such failures by subcontractors could harm our reputation and ability to win new business and could lead to our being liable for contractual damages. Furthermore, in the event of a failure by our subcontractors, we could be required to perform unplanned work or additional services in line with the contracted service, without receiving any additional compensation. Lastly, some of our subcontractors in Europe may not be insured, or may not have sufficient resources available to handle any claims from customers resulting from potential damage and losses relating to their performance of services on our behalf. As a result, non-compliance with their contractual or legal obligations by our subcontractors may have a material adverse effect on XPO Logistics Europe’s business and financial condition.
XPO Logistics Europe also makes significant use of temporary staff. We cannot guarantee that temporary employees are as well-trained as our other employees. Specifically, we are exposed to the risk that temporary employees do not perform their assignments in a satisfactory manner or do not comply with our safety rules in an appropriate manner, such as due to their lack of experience, which may cause harm to goods and people. If such risks materialize, they could have a material adverse effect on our business and financial condition.
Our business may be materially adversely affected by labor disputes.
Our business in the past has been and in the future could be adversely affected by strikes and labor renegotiations affecting seaports, labor disputes between railroads and their union employees, or by a work stoppage at one or more railroads or local trucking companies servicing rail or port terminals, including work disruptions involving owner operators under contract with our local trucking operations. Port shutdowns and similar disruptions to major points in the transportation network, most of which are beyond our control, could result in terminal embargoes, disrupt equipment and freight flows, depress volumes and revenues, increase costs and have other negative effects on our operations and financial results.

XPO Logistics Europe’s business activities require a significant amount of labor, which represents one of our main costs, and it is essential that we maintain good relations with employees, trade unions and other staff representative institutions. A deteriorating economic environment may result in tensions in industrial relations, which may lead to industrial action within our European operations that could have a direct impact on customer services. Generally, any deterioration in industrial relations could have an adverse effect on XPO Logistics Europe’s revenues, earnings, financial position, and outlook.
A significant labor dispute involving one or more of our customers, or a labor dispute that otherwise affects our operations, could reduce our revenues and harm our profitability.
Labor disputes involving our customers could affect our operations. If our customers are unable to negotiate new labor contracts and our clients’ plants experience slowdowns or closures as a result, our revenue and profitability could be negatively impacted. The employees of our customers, suppliers and other service providers may be, or may in the future be, unionized and there may be strikes, lock outs or material labor disputes with respect to our customers or their suppliers in the future that materially affect our performance.
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
The International Brotherhood of Teamsters union (the “Teamsters”) and certain other unions have made organizing attempts at a small number of our LTL locations in the United States. The outcomes of those efforts have generally resulted in rejection of union representation, although a very small percentage of our LTL employees have selected Teamsters representation. As of December 31, 2015, elections at only two facilities have been certified in favor of Teamsters union representation out of our nearly 280 LTL operating locations. Further unionizing efforts by the Teamsters or certain other unions are likely to continue, and we cannot predict with certainty whether that activity will result in the unionization of any additional LTL or other business unit locations. A unionized workforce domestically could potentially result in reduced operational flexibility and impair our ability to quickly respond to market conditions with innovative solutions for customers.
We are involved in multiple lawsuits and are subject to various claims that could result in significant expenditures and impact our operations.
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
In one such lawsuit, the Company is a party to a putative class action litigation (Leung v. XPO Logistics, Inc., filed in May 2015 in the U.S. District Court, Illinois) alleging violations of the Telephone Consumer Protection Act (TCPA) related to an automated customer call system used by a last mile logistics business that the Company acquired. The Company has asserted indemnity rights pursuant the agreement by which it acquired this business, subject to certain limits. This matter is in the initial pleading stage and the court has not yet determined whether to certify the matter as a class action. The Company believes that it has adequately accrued for the potential impact of loss contingencies relating to this matter. The Company is unable at this time to estimate the amount of the possible loss or range of loss, if any, in excess of its accrued liability that it may incur as a result of this matter.

An increase in the number and/or severity of self-insured claims or an increase in insurance premiums could have an adverse effect on the Company.
We use a combination of self-insurance programs and large-deductible purchased insurance to provide for the costs of employee medical, vehicular, cargo and workers' compensation claims. Our estimated liability for self-retained insurance claims reflects certain actuarial assumptions and judgments, which are subject to a high degree of variability. We periodically evaluate the level of insurance coverage and adjust insurance levels based on targeted risk tolerance and premium expense. An increase in the number and/or severity of self-insured claims or an increase in insurance premiums could have an adverse effect on us. We have a captive insurance company that participates in a reinsurance pool to reinsure a portion of our workers' compensation and other claims. Each company that participates in the pool cedes premiums and claims to the pool and assumes premiums and claims from the pool. The operating results of the captive insurance company are affected by the number and/or severity of claims and the associated premiums paid or received. Our financial condition, results of operations and cash flows could be adversely affected by the risk assumed and ceded by the captive insurance company. In addition, these captive insurance companies are subject to financial and insurance regulation by a foreign regulatory authority and changes in these applicable regulations could affect our liquidity and asset allocation with our captive insurance companies.
We expect costs associated with providing benefits under employee medical plans and postretirement medical plans to increase due to health care reform legislation. Changes made to the design of our medical plans have the potential to mitigate some of the cost impact of the provisions included in the legislation. Ultimately, the cost of providing benefits under our medical plans is dependent on a variety of factors, including governmental laws and regulations, health care cost trends, claims experience and health care decisions by plan participants. As a result, we are unable to predict how the cost of providing benefits under medical plans will affect our financial condition, results of operations or cash flows.
We are subject to risks associated with defined benefit plans for our current and former employees, which could have a material adverse effect on our earnings and financial position.
Following our acquisitions of ND and Con-way, we now maintain defined benefit pension plans and a postretirement medical plan. Our defined benefit pension plans include funded and unfunded plans in the United States and the United Kingdom. A decline in interest rates and/or lower returns on funded plan assets may cause increases in the expense and funding requirements for these defined benefit pension plans and for our postretirement medical plan. Despite past amendments that froze our defined benefit pension plans to new participants and curtailed benefits, these pension plans remain subject to volatility associated with interest rates, inflation, returns on plan assets, other actuarial assumptions and statutory funding requirements. In addition to being subject to volatility associated with interest rates, our postretirement medical plan remains subject to volatility associated with actuarial assumptions and trends in healthcare costs. Any of the aforementioned factors could lead to a significant increase in the expense of these plans and a deterioration in the solvency of these plans, which could significantly increase the Company’s contribution requirements. As a result, we are unable to predict the effect on our financial statements associated with our defined benefit pension plans and our postretirement medical plan.
Because of our floating rate credit facility, we may be adversely affected by interest rate changes.
On October 30, 2015, in connection with the Con-way acquisition, we entered into (1) a senior secured term loan credit agreement (the “Term Loan Facility”), which provided for a single borrowing of $1.6 billion, and (2) the Second Amended and Restated Revolving Loan Credit Agreement (the “ABL Facility”) that increased the commitment to $1.0 billion. Both the ABL Facility and the Term Loan Facility provide for an interest rate based on LIBOR or a Base Rate, as defined in the agreements, plus an applicable margin. Our financial position may be affected by fluctuations in interest rates since the Term Loan Facility and ABL Facility are subject to floating interest rates. A hypothetical 100-basis-point increase in the interest rate would increase our annual interest expense by $16.0 million under the Term Loan Facility and by $10.0 million under the ABL facility assuming that the full $1.0 billion was drawn. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A significant increase in interest rates could have an adverse effect on our financial position and results of operations.
As a result of the ND and Con-way acquisitions, XPO is more exposed to currency exchange rate fluctuations because the combined company has an increased proportion of its assets, liabilities and earnings denominated in foreign currencies as compared to XPO prior to these acquisitions.
Prior to the ND acquisition, substantially all of XPO’s operations were conducted in U.S. dollars. The ND and Con-way acquisitions significantly increased the potential impact of currency exchange rate fluctuations on our business. As a result of the ND acquisition, the financial results of the combined company are more exposed to currency exchange rate fluctuations and an increased proportion of our assets, liabilities and earnings are denominated in non-U.S. dollar currencies. The Con-way acquisition also increased our exposure to currency exchange rate fluctuations as a portion of Con-way’s historic revenues were derived outside the U.S. Despite our efforts to manage the volatility related to exposure to fluctuations in foreign currencies through the use of derivative instruments, there can be no assurance that these risks are fully mitigated by our hedging program.

We present our financial statements in U.S. dollars but we have a significant proportion of our net assets and income in non-U.S. dollar currencies, primarily the euro and pounds sterling (“GBP”). Consequently, a depreciation of non-U.S. dollar currencies relative to the U.S. dollar could have an adverse impact on our financial results. As further discussed below under Item 7A. Quantitative and Qualitative Disclosures about Market Risk, as of December 31, 2015, the result of a uniform 10% strengthening in the value of the U.S. dollar relative to the euro would have resulted in a decrease in net assets of approximately $31.1 million, and a uniform 10% strengthening in the value of the U.S. dollar relative to the GBP would have resulted in a decrease in net assets of approximately $53.9 million.
The economic uncertainties relating to eurozone monetary policies may cause the value of the euro to fluctuate against other currencies. Currency volatility contributes to variations in our sales of products and services in impacted jurisdictions. For example, in the event that one or more European countries were to replace the euro with another currency, our sales into such countries, or in Europe generally, would likely be adversely affected until stable exchange rates are established. Accordingly, fluctuations in currency exchange rates could adversely affect our business and financial condition and the business of the combined company.
We may not be able to successfully execute our growth strategy through acquisitions.
While our primary focus in 2016 is on integrating our recent acquisitions, in the mid- to long-term, we may continue to expand through acquisitions to take advantage of market opportunities we perceive in our current markets (transportation and logistics) as well as new markets that we may enter. However, if we choose to make acquisitions in the future, we may experience delays or be unable to make the acquisitions we desire for a number of reasons. Suitable acquisition candidates may not be available at purchase prices that are attractive to us or on terms that are acceptable to us. In pursuing acquisition opportunities, we will compete with other companies, some of which have greater financial and other resources than we do.
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
We may fund any future acquisitions or our capital requirements from time to time, in whole or part, through sales or issuances of our common stock or equity-based securities, subject to prevailing market conditions and our financing needs. Future equity financing will dilute the interests of our then-existing stockholders, and future sales or issuances of a substantial number of shares of our common stock or other equity-related securities may adversely affect the market price of our common stock.
We do not own, and may not acquire, all of the outstanding shares of XPO Logistics Europe SA, the majority-owned subsidiary through which we conduct our European operations.
We currently own 86.25% of the outstanding shares of XPO Logistics Europe, the majority-owned subsidiary through which we conduct our European operations. We may not acquire the remaining shares of XPO Logistics Europe. French law only permits “squeeze out” mergers when a holder owns more than 95% of the outstanding shares. If we do not wholly-own XPO Logistics Europe, we will not have access to all of its cash flow to service our debt, as any dividends will be required to be declared pro rata. In addition, we will be subject to limitations on our ability to enter into transactions with XPO Logistics Europe that are not on arms-length terms, which could limit synergies that we could otherwise achieve between our North American and European operations. We also may not be able to consolidate XPO Logistics Europe for tax purposes, and XPO Logistics Europe would be forced to continue as a listed public company in France, thereby incurring certain recurring costs.
Changes in our relationships with our significant customers, including the loss or reduction in business from one or more of them, could have an adverse impact on us.
No single customer accounted for more than 2% of our consolidated pro forma revenue for 2015. We do not believe the loss of any single customer would materially impair our overall financial condition or results of operations; however, collectively, some of our large customers might account for a relatively significant portion of the growth in revenue and margins in a particular quarter or year. Our contractual relationships with customers generally are terminable at will by the customers on short notice and do not require the customer to provide any minimum commitment. Our customers could choose to divert all or a portion of their business with us to one of our competitors, demand rate reductions for our services, require us to assume greater liability that increases our costs, or develop their own logistics capabilities. Failure to retain our existing customers or enter into relationships with new customers could materially impact the growth in our business and the ability to meet our current and long-term financial forecasts.

Volatility in fuel prices impacts our fuel surcharge revenues and may impact our profitability.
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
Fuel expense constitutes one of the greatest costs to our LTL and full truckload carrier operations, as well as to our fleet of independent contractor drivers and third-party transportation providers who complete the physical movement of freight arranged by our other business operations. Accordingly, we may be adversely affected by the timing and degree of fluctuations and volatility in fuel prices. As is customary in our industry, most of our customer contracts include fuel-surcharge revenue programs or cost-recovery mechanisms to mitigate the effect of the fuel prices increase over base amounts established in the contract. However, these fuel surcharge mechanisms may not capture the entire amount of the increase in fuel prices, and they also feature a lag between the payment for fuel and collection of the surcharge revenue. Market pressures may limit our ability to assess fuel surcharges in the future. The extent to which we are able to recover in full for fuel costs changes may also vary depending on the degree to which we are not compensated due to empty and out-of-route miles or from engine idling during cold or warm weather.
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
In addition, Union Pacific is a primary supplier and servicer of the 53-foot containers used in our business, as well as the chassis used on the Union Pacific network. We have the ability under our arrangements with Union Pacific to increase or decrease our equipment fleet periodically. The refusal or failure of Union Pacific to provide us with additional containers and chassis when required, or to allow us to return excess equipment when requested, or our failure to adequately and timely service the containers or chassis we use, could have an adverse effect on our business and results of operations.
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
As a result of our regular review of the carrying value of our assets, we may in the future be required to recognize impairment charges, potentially in significant amounts. Changes in business strategy, rebranding efforts, government regulations, economic or market conditions, or our operating performance may result in substantial impairments of intangible, fixed or other assets at any time in the future, including with respect to our acquired businesses. While such impairment charges would not impact our cash position, such charges could significantly reduce our net income.
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
Our failure to obtain, maintain and enforce our intellectual property rights could therefore have a material adverse effect on our business, financial condition and results of operations.
We are subject to regulation, which could negatively impact our business.
Our operations are regulated and licensed by various governmental agencies in the United States and in foreign countries in which we operate. These regulatory agencies have authority and oversight of domestic and international transportation services and related activities, licensure, motor carrier operations, safety and security and other matters. We must comply with various insurance and surety bond requirements to act in the capacities for which we are licensed. Our subsidiaries and independent contractors must also comply with applicable regulations and requirements of such agencies. Through our subsidiaries and business units, we hold various licenses required to carry out our domestic and international services. These licenses permit us to provide services as a motor carrier, property broker, indirect air carrier, OTI, NVOCC, freight forwarder, air freight forwarder, and ocean freight forwarder. We also are subject to regulations and requirements promulgated by, among others, the DOT, FMCSA, DHS, CBP, TSA, FMC, IATA, the Canada Border Services Agency and various other international, domestic, state, and local agencies and port authorities. Certain of our businesses engage in the transportation of hazardous materials, which subjects us to regulations with respect to transportation of such materials and environmental regulations in the case of any accidents the occur during the transportation of materials that causes discharge of such materials. Our failure to maintain our required licenses, or to comply with applicable regulations, could have a material adverse impact on our business and results of operations. See the “Regulation” section of this Annual Report on Form 10-K under the caption entitled “Business” for more information.
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
As a result of the potential for terrorist attacks, federal, state and municipal authorities have implemented and continue to follow various security measures, including checkpoints and travel restrictions on trucking and rail routes and security screenings of air cargo on passenger aircraft and international containers. Such measures may reduce the productivity of our independent contractors and transportation providers or increase the costs associated with their operations, which we could be forced to bear. War, risk of war or a terrorist attack also may have an adverse effect on the economy. A decline in economic activity could adversely affect our revenues or restrict our future growth. Instability in the financial markets as a result of terrorism or war also could impact our ability to raise capital or to refinance our indebtedness. In addition, the insurance premiums charged for some or all of the coverage currently maintained by us could increase dramatically or such coverage could be unavailable in the future.
Our Chairman and Chief Executive Officer controls a large portion of our stock and has substantial control over us, which could limit other stockholders’ ability to influence the outcome of key transactions, including changes of control.
Our Chairman and Chief Executive Officer, Mr. Bradley S. Jacobs, controls, as the managing member of Jacobs Private Equity, LLC (“JPE”), (i) 67,500 shares of our Series A Convertible Perpetual Preferred Stock, which are initially convertible into an aggregate of 9,642,857 shares of our common stock, and (ii) 9,642,857 warrants initially exercisable for an aggregate of 9,642,857 shares of our common stock at an exercise price of $7.00 per share. Mr. Jacobs also directly owns 105,016 shares of our common stock and has employee stock options and restricted stock units convertible into an additional 545,029 shares of our common stock. Under applicable SEC rules, Mr. Jacobs beneficially owns approximately 15% of our outstanding common stock as of December 31, 2015. This concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with concentrated stockholders. Our preferred stock votes together with our common stock on an “as-converted” basis on all matters, except as otherwise required by law, and separately as a class with respect to certain matters implicating the rights of holders of shares of the preferred stock. Accordingly, Mr. Jacobs can exert substantial influence over our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders. Additionally, significant fluctuations in the levels of ownership of our largest stockholders, including JPE, could impact the volume of trading, liquidity and market price of our common stock.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
As of December 31, 2015, XPO and its subsidiaries operated approximately 1,451 locations, primarily in North America and Europe, including 201 locations owned or leased by our customers. These facilities are located in all 48 states of the contiguous United States as well as globally.
We lease our current executive office located in Greenwich, Connecticut, as well as our national operations centers in Charlotte, North Carolina and Dublin, Ohio. As of December 31, 2015, we owned the shared-services center in Portland, Oregon, the headquarters for our full truckload business in Joplin, Missouri, and the facility at which we conduct a portion of our expedited transportation operations in Buchanan, Michigan. In addition, we owned approximately 146 freight service centers for our LTL business. We believe that our facilities are sufficient for our current needs and are in good condition in all material respects.
ITEM 3.    LEGAL PROCEEDINGS
We are involved, and will continue to be involved, in numerous legal proceedings arising out of the conduct of our business. These proceedings may include, among other matters, claims for property damage or personal injury incurred in connection with the transportation of freight, claims regarding anti-competitive practices, and employment-related claims, including claims involving asserted breaches of employee restrictive covenants and tortious interference with contract. These proceedings also include numerous purported class-action lawsuits, multi-plaintiff and individual lawsuits and state tax and other administrative proceedings that claim either that our owner operators or contract carriers should be treated as employees, rather than independent contractors, or that certain of our drivers were not paid for all compensable time or were not provided with required meal or rest breaks. We are currently engaged in several alleged independent contractor misclassification claims or other wage and hour claims involving certain companies that we have acquired in our last mile, LTL, full truckload, and intermodal businesses. These lawsuits and proceedings may seek substantial monetary damages (including claims for unpaid wages, overtime, failure to provide meal and rest periods, unreimbursed business expenses and other items), injunctive relief, or both. For additional information about these matters, please refer to Note 5—Commitments and Contingencies of Item 8, “Financial Statements and Supplementary Data.”
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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
Our common stock is traded on NYSE under the symbol “XPO.” The table below provides the high and low closing sales prices for our common stock for the quarters included within 2015 and 2014.

	High	Low
2014
1st quarter	$32.51	$23.90
2nd quarter	30.50	23.24
3rd quarter	39.72	26.03
4th quarter	42.48	31.85
2015
1st quarter	$47.26	$35.57
2nd quarter	50.56	41.58
3rd quarter	46.74	21.62
4th quarter	33.50	25.04
As of February 26, 2016, there were approximately 272 record holders of our common stock, based upon data available to us from our transfer agent. We have never paid, and have no immediate plans to pay, cash dividends on our common stock. We currently plan to retain future earnings and cash flows for use in the development of our business and to enhance stockholder value through growth and continued focus on improving profitability rather than for paying dividends on our common stock. In addition, our current credit agreement imposes, and we expect that any future credit agreement we enter into will impose, restrictions on our ability to pay cash dividends on our common stock. Accordingly, we do not anticipate paying any cash dividends on our common stock in the near future. Future payment of dividends on our common stock would depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.

The graph below compares the cumulative 5-year total return of holders of our common stock with the cumulative total returns of the Russell 2000 Index and the Dow Jones Transportation Average Index. The graph tracks the performance of a $100 investment in our common stock and in each index from December 31, 2010 to December 31, 2015.

$450
$400
$350
$300
$250
$200
$150
$100
$50
$-
12/10
12/11
12/12
12/13
12/14
12/15
XPO Logistics, Inc.
Russell 2000
Dow Jones Transportation Average

	12/10	12/11	12/12	12/13	12/14	12/15
XPO Logistics, Inc.	$100	$121	$170	$257	$399	$266
Russell 2000	$100	$95	$108	$148	$154	$145
Dow Jones Transportation Average	$100	$98	$104	$145	$179	$147
Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended December 31, 2015, the Company issued an aggregate of 803,356 shares of its common stock, par value $0.001 per share, to certain holders of the Company’s Convertible Notes in connection with the conversion of $13.2 million aggregate principal amount of the Convertible Notes. The number of shares of our common stock issued in the foregoing transactions equals the number of shares of our common stock presently issuable to holders of the Convertible Notes upon conversion under the original terms of the Convertible Notes. The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933, as amended, in accordance with Section 4(a)(2) thereof, as a transaction by an issuer not involving any public offering. The Company did not receive any proceeds from the above transactions. For additional information, refer to Note 9—Debt, of Item 8, “Financial Statements and Supplementary Data.”
During the year ended December 31, 2015, pursuant to the Investment Agreement dated as of June 13, 2011 (the “Investment Agreement”), by and among Jacobs Private Equity, LLC (“JPE”), and the other investors party thereto (collectively with JPE, the “Investors”), the Company issued 102,712 unregistered shares of its common stock as a result of the exercise of warrants by certain shareholders. The Company received total proceeds of $0.7 million as a result of the exercise of warrants, which will be used for general corporate purposes. The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933, as amended, in accordance with Section 4(a)(2) thereof, as a transaction by an issuer not involving any public offering.
As previously disclosed in the Company's Current Report on Form 8-K filed with the SEC on June 1, 2015, as amended on June 26, 2015, the Company issued 562,525 shares of Series C Convertible Perpetual Preferred Stock (“Series C Preferred Stock”) in a private placement on May 29, 2015. At a Special Meeting of the Company's Stockholders held on September 8, 2015, the stockholders of the Company approved the issuance of 12,500,546 shares of the Company's common stock upon the conversion of 562,525 shares of the Company's outstanding Series C Preferred Stock. Immediately following the Special Meeting, on September 8, 2015, 562,525 shares of Series C Preferred Stock were automatically converted into 12,500,546 shares of the Company's common stock. No additional consideration was received by the Company in connection with the conversion of the Series C Preferred Stock into the Company's common stock. The issuance and sale of the Series C Preferred Stock and the issuance of the Company's common stock in connection with the conversion of the Series C Preferred Stock are exempt from registration under the Securities Act, pursuant to Section 4(a)(2) of the Securities Act, or any state securities laws. See Note 12 —Stockholders’ Equity to the Consolidated Financial Statements for additional information regarding the Series C Preferred Stock.

ITEM 6.    SELECTED FINANCIAL DATA
This table includes selected financial data for the last five years. This financial data should be read together with our Consolidated Financial Statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other financial data appearing elsewhere in this Annual Report.
XPO Logistics, Inc.
(In millions, except per share data)

	Year Ended December 31,
	2015	2014	2013	2012	2011
Consolidated Statements of Operations Data:
Revenue	$7,623.2	$2,356.6	$702.3	$278.6	$177.1
Net revenue [a]	3,451.8	654.8	123.6	40.8	29.8
Net (loss) income	(191.6)	(63.6)	(48.5)	(20.3)	0.8
Preferred stock beneficial conversion charge	(52.0)	(40.9)	—	—	(44.2)
Cumulative preferred dividends	(2.8)	(2.9)	(3.0)	(3.0)	(1.1)
Net loss attributable to common stockholders	$(245.9)	$(107.4)	$(51.5)	$(23.3)	$(44.6)
Basic loss per share	$(2.65)	$(2.00)	$(2.26)	$(1.49)	$(5.41)
Diluted loss per share	$(2.65)	$(2.00)	$(2.26)	$(1.49)	$(5.41)
Weighted average common shares outstanding
Basic	92.8	53.6	22.8	15.7	8.2
Diluted	92.8	53.6	22.8	15.7	8.2
Consolidated Balance Sheet Data:
Working capital	$262.8	$842.8	$67.7	$270.5	$82.1
Total assets	$12,643.2	$2,749.4	$777.1	$409.3	$127.6
Current maturities of long-term debt	$135.3	$1.8	$2.0	$0.5	$1.7
Long-term debt	$5,272.6	$580.3	$178.6	$105.1	$0.5
Preferred stock	$42.0	$42.2	$42.7	$42.8	$42.8
Stockholders' equity	$3,060.8	$1,655.1	$455.9	$245.1	$108.4
Results for the years ended December 31, 2015, December 31, 2014 and December 31, 2011 reflect beneficial conversion charges of $52.0 million on the Series C Preferred Stock, $40.9 million on the Series B Preferred Stock and $44.2 million on the Series A Preferred Stock, respectively, that were recorded as deemed distributions during the third quarter of 2015, the fourth quarter of 2014 and the third quarter of 2011, respectively.
[a] Net revenue is total revenue less the cost of transportation and services. For a reconciliation of net revenue to revenue, please see the XPO Logistics, Inc. Consolidated Statements of Operations on page 55.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-Looking Statements
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
Executive Summary
XPO Logistics is a top ten global provider of supply chain solutions. As of December 31, 2015, our integrated network of over 89,000 employees and 1,451 locations operated in 33 countries, and included leading positions in many fast-growing areas of transportation and logistics, representing diverse industry sectors and geographies.
Our service capabilities, capacity and technology enable customers of all sizes to operate their supply chains more efficiently and at lower cost. Among the more than 50,000 customers we served as of December 31, 2015 are many of the world’s largest multinational companies, and these companies depend on us to manage their transportation and logistics needs.
We run our business on a global basis, with two segments: Transportation and Logistics. Within each segment, we have built robust service offerings that respond to fast-growing areas of customer demand. All of our businesses operate under the single brand of XPO Logistics.
In our Transportation segment, we hold industry-leading positions in both North America and Europe. In North America, we are the leader in last mile logistics for heavy goods and expedite shipment management, and we are among the largest providers of freight brokerage and intermodal rail and drayage services. As of December 31, 2015, our truck procurement hubs managed relationships with more than 7,000 owner operator trucks under contract for drayage, expedited, last mile and LTL, as well as an additional 38,000 carriers representing approximately 1,000,000 trucks on the road. In addition, we have a growing position in freight forwarding across our global footprint.
In Europe, we operate the largest ground transportation network in our industry. As of December 31, 2015, we owned and leased approximately 7,800 trucks, which gives us control of critical capacity for our customers; a portion of this fleet is assigned to dedicated carriage. Our trucks are also an important part of our freight brokerage network, which includes 3,400 trucks contracted through independent owner operators and access to another 12,000 independent carriers.
In our Logistics segment, we provide a range of contract logistics services, including highly engineered and customized solutions, value-added warehousing and distribution, cold chain solutions and other inventory solutions. We perform e-commerce fulfillment, warehousing, reverse logistics, storage, factory support, aftermarket support, manufacturing, distribution and packaging and labeling, as well as optimization services, such as supply chain consulting and production flow management.
As of December 31, 2015, we operated approximately 151 million square feet (14.0 million square meters) of contract logistics facility space globally, with about 65.0 million square feet (6.1 million square meters) of that capacity in the United States, making us a top ten global provider of these services.
In a little more than four years, we have taken XPO from a North American business with $177 million of revenue to a top ten global transportation and logistics company. In September 2011, following the equity investment in the Company led by Bradley S. Jacobs, we put a highly skilled management team in place and began the disciplined execution of a growth strategy to acquire and integrate attractive companies and optimize all XPO operations, with the goal of creating dramatic, long-term value for our customers and shareholders.
We offer customers a compelling range of transportation and logistics solutions:

•
Freight Brokerage: the second largest freight brokerage firm in North America based on net revenue; the third largest provider of door-to-door intermodal rail services in North America, with one of the largest U.S. drayage networks, and a leader in cross-border Mexico intermodal;

•	Last Mile: the largest provider of home delivery and installation logistics for heavy goods in North America, and a leading last mile provider to the e-commerce industry;

•	Supply Chain: the second largest global provider of contract logistics based on square footage, with one of the largest e-fulfillment platforms in Europe;

•	Expedite: the largest manager of time-critical and high-value expedite shipments in North America via ground transportation, air charter and web-based managed transportation services;

•
Less-Than-Truckload: the second largest provider of LTL services in North America and a leading provider of LTL services in Western Europe. As of December 31, 2015, the Company’s LTL service in North America had some of the highest service levels in the industry for on-time performance, offered more next-day and two-day lanes than any other LTL carrier, and covered 99% of U.S. postal codes;

•	Full Truckload: a top 20 U.S. carrier and a leading cross-border Mexico ground transportation provider;

•	Managed Transportation: a top five global service provider based on the value of XPO’s freight under management, which was approximately $2.7 billion as of December 31, 2015; and

•	Global Forwarding: a growing provider of global forwarding services.
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
Our customers are served by well-trained employees who understand the importance of world-class service, and who use our leading-edge, proprietary technology to perform their jobs. We have a global team of approximately 1,500 IT professionals who understand how to drive innovation for the benefit of our customers. Our annual investment in technology is among the highest in our industry, because we see the ongoing development of our proprietary technology as being critical to our ability to continually improve customer service and leverage our scale.
Strategy for Growth
XPO Logistics is a top ten global transportation and logistics company, providing cutting-edge supply chain solutions to the most successful companies in the world. We’ve established leading positions in key areas of transportation and logistics, where there is strong secular demand. We offer our solutions through our highly integrated, multi-modal organization that operates under the single XPO Logistics brand. Our strategy is to optimize our global franchise, execute on opportunities to increase our profitability, and create dramatic long-term value for our customers and shareholders.
Our integrated network includes approximately 89,000 employees at 1,451 locations in 33 countries serving over 50,000 customers. Our global contract logistics platform includes 151 million square feet of facility space. Our global ground transportation network includes approximately 19,000 owned tractors and 47,000 owned trailers, 10,000 trucks contracted through independent owner operations, and access to more than 50,000 independent carriers.
We intend to continue to grow the business in a disciplined manner, and with a compelling value proposition: integrated solutions for any company, of any size, with any combination of supply chain needs.
Recent Developments
Restructuring
In conjunction with various acquisitions, the Company has initiated a cost savings program aimed at restructuring and leveraging the Company’s businesses to better serve our customers. This includes facility rationalization, severance programs and eliminating redundancies in the workforce in order to improve efficiency and profitability. For additional information refer to Note 4—Restructuring Charges.
Acquisition of Con-way
On September 9, 2015, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Con-way Inc. and Canada Merger Corp., a Delaware corporation and wholly owned subsidiary of XPO (“Merger Subsidiary”). Under the terms of the Merger Agreement, XPO caused Merger Subsidiary to commence a cash tender offer (the “Offer”) for all of Con-way's outstanding shares of common stock, par value $0.625 per share (the “Shares”), at a purchase price of $47.60 per Share, net to the seller in cash, without interest thereon and less any applicable withholding taxes. Headquartered in Ann Arbor, Michigan, Con-way was a Fortune 500 company with a transportation and logistics network of 582 locations and approximately 30,000 employees serving over 36,000 customers. The aggregate consideration paid in the Offer and Merger Agreement was approximately $2.3 billion, without giving effect to related transaction fees and expenses. The acquisition of Con-way closed on October 30, 2015. For additional information refer to Note 3—Acquisitions.
Financing of Con-way Acquisition
In connection with the completion of the acquisition of Con-way, XPO entered into a new $1.6 billion term loan credit agreement, the proceeds of which were used, together with cash on hand, to finance a portion of the acquisition consideration as well as other costs and expenses related to the transaction. XPO also entered into a new $1.0 billion asset-based revolving credit facility, which replaced XPO's existing $415.0 million asset-based revolving credit facility. For additional information refer to Note 9—Debt.

Acquisition of Majority Interest in Norbert Dentressangle SA
On June 8, 2015, pursuant to the terms and subject to the conditions of the ND Share Purchase Agreement, Dentressangle Initiatives, Mrs. Evelyne Dentressangle, Mr. Pierre-Henri Dentressangle and Ms. Marine Dentressangle (collectively, the “Sellers”) sold to XPO and XPO purchased from the Sellers (the “Share Purchase”), all of the ordinary shares of ND owned by the Sellers, representing a total of approximately 67% of the share capital of ND and all of the outstanding share subscription warrants granted by ND to employees, directors or other officers of ND and its affiliates. On June 11, 2015, XPO filed with the French Autorité des Marchés Financiers (the “AMF”) a mandatory simplified cash offer (the “Tender Offer”) to purchase all of the remaining outstanding ordinary shares of ND (other than the shares already owned by XPO) at a price of €217.50 per share. On June 23, 2015, the Company received the necessary approvals from the AMF to launch the Tender Offer and the Tender Offer was launched on June 25, 2015. The Tender Offer remained open for a period of 16 trading days. As of December 31, 2015, the Company had purchased 1,921,553 shares under the Tender Offer and acquired a total of approximately 86.25% of the share capital of ND, including all of the outstanding share subscription warrants granted by ND to employees, directors or other officers of ND and its affiliates. The fair value of total consideration paid for ND, net of acquired cash, was €2,645.2 million, or $2,955.3 million. For additional information refer to Note 3—Acquisitions.
Redemption of ND’s Euro Private Placement Notes
In conjunction with the acquisition of ND, we assumed ND's Euro private placement debt of €75.0 million aggregate principal amount of 3.80% notes due December 20, 2019 (the “Euro Private Placement Notes due 2019”) and €160.0 million aggregate principal amount of 4.00% notes due December 20, 2020 (the “Euro Private Placement Notes due 2020” and together with the Euro Private Placement Notes due 2019, the “Euro Private Placement Notes”). The Company redeemed €223.0 million of the Euro Private Placement Notes at par on July 31, 2015.
Acquisition of Bridge Terminal Transport Services, Inc.
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
Acquisition of UX Specialized Logistics
On February 9, 2015, we entered into an Asset Purchase Agreement to acquire certain of the assets of UX Specialized Logistics, LLC, a North American provider of last mile logistics and same day delivery services for major retail chains and e-commerce companies. The fair value of the total consideration paid under the UX Asset Purchase Agreement was $58.9 million and consisted of $58.1 million of cash paid at the time of closing, including an estimate of the working capital adjustment, and $0.8 million of equity. For additional information refer to Note 3—Acquisitions.
Issuance of Senior Notes due 2019, 2021 and 2022
On February 13, 2015, the Company completed an additional private placement of $400.0 million aggregate principal amount of Senior Notes due 2019 for a total issuance of $900.0 million. On June 4, 2015, the Company completed a private placement of $1.6 billion aggregate principal amount of 6.50% fixed rate Senior Notes due 2022 and €500.0 million Euro-denominated aggregate principal amount of 5.75% fixed rate Senior Notes due 2021. The Senior Notes due 2019, 2021 and 2022 were offered to qualified institutional buyers in reliance on Rule 144A under the Securities Act. The sale of the Senior Notes due 2019, 2021 and 2022 was not registered under the Securities Act. Unless so registered, the Senior Notes due 2019, 2021 and 2022 may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. For additional information refer to Note 9—Debt.
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
The Purchased Preferred Stock was issued with an initial conversion price of $45.00 per share. As of May 29, 2015, our common stock price was $49.16. As a result, the conversion feature was issued “in-the-money” and we allocated the beneficial conversion feature of $52.0 million to additional paid-in capital. The beneficial conversion feature was contingent upon receiving approval of our stockholders and was therefore recognized in net loss attributable to common shareholders upon receiving stockholder approval on September 8, 2015. For additional information refer to Note 12—Stockholders’ Equity.
Convertible Debt Conversions
During the year ended December 31, 2015, we entered into transactions pursuant to which we issued an aggregate of 3,315,705 shares of our common stock to certain holders of the 4.50% Convertible Senior Notes due October 1, 2017 (the “Convertible Notes”) in connection with the conversion of $54.5 million aggregate principal amount of the Convertible Notes. Certain of these transactions included induced conversions pursuant to which we paid the holder a market-based premium in cash. The negotiated market-based premiums, in addition to the difference between the current fair value and the book value of the Convertible Notes, are reflected in interest expense. The number of shares of common stock issued in the foregoing transactions equals the number of shares of common stock presently issuable to holders of the Convertible Notes upon conversion under the original terms of the Convertible Notes.
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
Revenue
Revenue is generated through the rates and other fees we charge our customers for our portfolio of freight transportation services as well as through contracts for services provided to certain customers and is impacted by changes in volume, product mix, length of haul, route changes and scope of contracted services provided. The freight transportation and logistics services we provide include full truckload, LTL, and intermodal brokerage, last-mile delivery logistics services, time-critical, urgent shipment solutions, freight forwarding, and contract logistics services.
Cost of transportation and services
Cost of transportation and services is primarily attributable to the cost of providing or procuring freight transportation services for XPO customers, salaries paid to employee drivers in our full truckload and LTL businesses, commissions paid to independent station owners in our global forwarding business, and insurance and truck leasing expense in our expedited business. Our primary means of providing capacity are through our truck and trailer fleet in North America and Europe as well as our base of variable cost third-party owner operators and contract carriers in North America for ground transportation and air charter services in our expedited business and our network of independent truck, rail, ocean and air carriers in our freight brokerage and global forwarding businesses. In the consolidated statements of operations, cost of transportation and services was changed from cost of purchased transportation and services to incorporate Con-way’s and ND's trucking fleet costs, such as driver costs, trucking fleet depreciation expense, and truck maintenance costs, in this line item. The costs included on this line item for the periods ended December 31, 2014 and 2013 are the same as originally reported.
Net revenue
Net revenue is total revenue less the cost of transportation and services. This discussion and analysis refers from time to time to net revenue margin. We use the term net revenue margin to refer to the quotient, expressed as a percentage, of net revenue divided by revenue.
Direct operating expense
Direct operating expenses are both fixed and variable expenses directly relating to our intermodal, last mile and contract logistics operations and consist of operating costs related to our contract logistics facilities; intermodal equipment lease expense, depreciation expense, maintenance and repair costs, and property taxes; operating costs of our local drayage and last mile warehousing facilities; the direct costs related to the LTL service centers and European pallet network, such as direct labor, facilities and forklift trucks, and fixed terminal and cargo handling expenses. Operating costs of our contract logistics facilities consist mainly of personnel costs, facility and equipment expenses, materials and supplies, information technology expenses, depreciation expense and other operating expenses related to our contract logistics facilities. Intermodal equipment maintenance and repair costs consist of the costs related to the upkeep of the intermodal equipment fleet. Operating costs of our local drayage and last mile warehousing facilities consist mainly of personnel costs, rent, maintenance, utilities and other facility related costs. Operating costs of our LTL facilities consist mainly of personnel costs, rent and depreciation of service center equipment. Fixed terminal and cargo handling costs primarily relate to the fixed rent and storage expense charged by terminal operators.
Sales, general and administrative expense
Sales, general and administrative expense (“SG&A”) consists of costs relating to customer acquisition, carrier procurement, billing, customer service, salaries and related expenses of the executive and administrative staff, acquisition-related costs, office expenses, technology services, professional fees and other purchased services relating to the aforementioned functions, and depreciation (excluding rail car, container and chassis depreciation related to our intermodal business, depreciation related to LTL service centers and depreciation related to our contract logistics facilities and equipment) and amortization expense. The purchased services category includes professional and consulting fees, legal fees and other services purchased from third-parties. The other SG&A expense category includes expense related to supplies, travel, communications, facilities, insurance, the provision for allowance for doubtful accounts, stock-based compensation and other administrative costs.
XPO Logistics, Inc.
Consolidated Statement of Operations
For the Year Ended December 31,

				Percent of Revenue
(Dollars in millions)	2015	2014	2013	2015	2014	2013
Revenue	$7,623.2	$2,356.6	$702.3	100.0%	100.0%	100.0%
Cost of transportation and services	4,171.4	1,701.8	578.7	54.7%	72.2%	82.4%
Net revenue	3,451.8	654.8	123.6	45.3%	27.8%	17.6%
Direct operating expense	2,367.0	273.2	6.4	31.0%	11.6%	0.9%
SG&A expense
Salaries & benefits	569.3	213.8	100.3	7.5%	9.1%	14.3%
Other SG&A expense	183.9	72.0	25.3	2.4%	3.1%	3.6%
Purchased services	159.7	50.1	23.3	2.1%	2.1%	3.3%
Depreciation & amortization	200.5	86.6	20.6	2.6%	3.7%	2.9%
Total SG&A expense	1,113.4	422.5	169.5	14.6%	18.0%	24.1%
Operating loss	(28.6)	(40.9)	(52.3)	(0.3)%	(1.8)%	(7.4)%
Other expense	3.1	0.4	0.5	—%	—%	0.1%
Foreign currency loss	34.1	0.4	—	0.4%	—%	—%
Interest expense	216.7	48.0	18.2	2.8%	2.0%	2.6%
Loss before income tax benefit	(282.5)	(89.7)	(71.0)	(3.5)%	(3.8)%	(10.1)%
Income tax benefit	(90.9)	(26.1)	(22.5)	(1.2)%	(1.1)%	(3.2)%
Net loss	$(191.6)	$(63.6)	$(48.5)	(2.3)%	(2.7)%	(6.9)%
Consolidated Results
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Our consolidated revenue for 2015 increased 223.5% to $7,623.2 million from $2,356.6 million in 2014. This increase was driven by the acquisitions of ND, Con-way, BTT and UX and the inclusion of a full year of results from 2014 acquisitions New Breed Holding Company (“New Breed”) and Simply Logistics, Inc. d/b/a Atlantic Central Logistics (“ACL”), as well as organic growth. ND and Con-way’s revenue included in the year ended December 31, 2015 was $3,463.1 million and $896.2 million, respectively.
Net revenue for 2015 increased 427.2% to $3,451.8 million from $654.8 million in 2014. Net revenue margin was 45.3% in 2015 as compared to 27.8% in 2014. The increase in net revenue margin primarily relates to the acquisitions of ND, Con-way, BTT and UX, the inclusion of a full year of New Breed and ACL’s results, and year-over-year margin improvements in the Company’s existing businesses.

Direct operating expense for 2015 was $2,367.0 million, or 31.0% as a percentage of revenue, compared to $273.2 million, or 11.6% as a percentage of revenue, for 2014. Direct operating expense increased due to the acquisitions of ND and Con-way, and the inclusion of a full year of New Breed’s results.
SG&A expense increased by $690.9 million in 2015 compared to 2014. As a percentage of revenue, SG&A expense decreased to 14.6% in 2015 as compared to 18.0% in 2014. SG&A increased primarily due to SG&A expense associated with new acquisitions and increased intangible amortization related to acquisitions.
Foreign currency loss increased to $34.1 million from $0.4 million in 2014. The increase was primarily due to foreign currency transaction and remeasurement losses on the cash held to purchase ND and the impact of other foreign currency transactions.
Interest expense for 2015 increased 351.5% to $216.7 million from $48.0 million in 2014. Interest expense in 2015 relates to our Senior Notes, Senior Debentures, Term Loan Facility, Convertible Notes, Euro Private Placement Notes, Asset Financing and other debt facilities. Interest expense in 2014 relates to a portion of the Senior Notes, Convertible Notes, and debt commitment fees.
Our effective income tax benefit rates in 2015 and 2014 were 32.2% and 29.1%, respectively. We recognized a tax benefit in 2015 and 2014 due to the net losses incurred. Our effective tax benefit rate was influenced by various non-deductible costs (including those related to the Company’s acquisitions and interest related to conversions of our convertible debt) the change in valuation allowances, various non-taxable items (including those related to the 3PD Holding, Inc. (“3PD”) holdback liability and certain fuel and employment tax credits), and the mix of income among the various jurisdictions in which the Company does business. For both periods, our effective income tax rates reflect the Company’s intention and ability to permanently reinvest earnings of its foreign subsidiaries.
As of December 31, 2015 and December 31, 2014, the Company had cash and cash equivalents held by its foreign subsidiaries. As a result of our intention to permanently reinvest these earnings, the Company has not provided any additional U.S. taxes on the undistributed earnings as of the balance sheet dates, except on those earnings that are subject to U.S. tax without regard to whether those earnings are actually distributed. If these earnings were repatriated, the Company would need to accrue and pay taxes based on the tax rules in place at the time of repatriation.
The increase in net loss was due primarily to transaction and integration costs, higher interest expense, foreign currency loss and other expense and increased intangible amortization related to acquisitions.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Our consolidated revenue for 2014 increased 235.6% to $2,356.6 million from $702.3 million in 2013. This increase was driven largely by the acquisitions of Pacer International, Inc. (“Pacer”), 3PD, New Breed and National Logistics Management (“NLM”) as well as the organic growth of our freight brokerage cold-start locations.
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
Transportation
Statement of Operations
For the Year Ended December 31,

				Percent of Revenue
(Dollars in millions)	2015	2014	2013	2015	2014	2013
Revenue	$4,924.4	$2,140.0	$702.3	100.0%	100.0%	100.0%
Cost of transportation and services	3,718.8	1,701.8	578.7	75.5%	79.5%	82.4%
Net revenue	1,205.6	438.2	123.6	24.5%	20.5%	17.6%
Direct operating expense	507.1	90.0	6.4	10.3%	4.2%	0.9%
SG&A expense
Salaries & benefits	340.7	175.0	78.3	6.9%	8.2%	11.1%
Other SG&A expense	129.4	56.4	19.6	2.6%	2.6%	2.8%
Purchased services	44.7	20.4	6.9	0.9%	1.0%	1.0%
Depreciation & amortization	132.1	77.5	19.6	2.7%	3.6%	2.8%
Total SG&A expense	646.9	329.3	124.4	13.1%	15.4%	17.7%
Operating income (loss)	$51.6	$18.9	$(7.2)	1.1%	0.9%	(1.0)%
Note: Total depreciation and amortization for the Transportation reportable segment included in cost of transportation and services, direct operating expense and SG&A was $226.5 million, $79.5 million and $19.7 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Transportation
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Revenue in our Transportation segment increased by 130.1% to $4,924.4 million in 2015 compared to $2,140.0 million in 2014. This increase was driven largely by the acquisitions of ND, Con-way, BTT and UX, as well as organic growth.
Total net revenue for 2015 increased 175.1% to $1,205.6 million from $438.2 million in 2014. Net revenue margin was 24.5% in 2015 as compared to 20.5% in 2014. The increase in net revenue is primarily attributable to acquisitions, price optimization, lower purchased transportation costs and the shedding of unprofitable business. We improved our margin percentages in most of our transportation businesses from a year ago, including freight brokerage, last mile, expedite and global forwarding.
Direct operating expense for 2015 was $507.1 million, or 10.3% as a percentage of revenue, compared to $90.0 million, or 4.2% as a percentage of revenue, for 2014. Direct operating expense increased primarily due to the acquisitions of ND, Con-way, BTT and UX.
SG&A expense increased by 96.4% to $646.9 million in 2015 from $329.3 million in 2014. As a percentage of revenue, SG&A expense decreased to 13.1% in 2015 as compared to 15.4% in 2014. The increase in SG&A expense was primarily due to the contribution of SG&A associated with new acquisitions and transaction and integration costs.
Our Transportation segment generated operating income of $51.6 million in 2015 compared to operating income of $18.9 million in 2014, primarily due to increased net revenue and lower SG&A as a percentage of revenue.
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
Logistics
Statement of Operations
For the Year Ended December 31,

			Percent of Revenue
(Dollars in millions)	2015	2014	2015	2014
Revenue	$2,768.4	$216.6	100.0%	100.0%
Cost of transportation and services	521.6	—	18.8%	—%
Net revenue	2,246.8	216.6	81.2%	100.0%
Direct operating expense	1,859.5	183.2	67.2%	84.6%
SG&A expense
Salaries & benefits	165.1	6.3	6.0%	2.9%
Other SG&A expense	34.3	1.8	1.2%	0.8%
Purchased services	39.3	1.1	1.4%	0.5%
Depreciation & amortization	67.0	6.6	2.4%	3.0%
Total SG&A expense	305.7	15.8	11.0%	7.2%
Operating income	$81.6	$17.6	3.0%	8.2%
Note: Total depreciation and amortization for the Logistics reportable segment included in cost of transportation and services, direct operating expense and SG&A was $136.9 million and $16.3 million for the years ended December 31, 2015 and 2014, respectively.
Logistics
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Revenue in our Logistics segment increased by 1,178.1% to $2,768.4 million in 2015 compared to $216.6 million in 2014. This increase was driven by the acquisitions of ND and Con-way, and the inclusion of a full year of New Breed’s results.
Net revenue increased 937.3% to $2,246.8 million in 2015 from $216.6 million in 2014. The increase in net revenue is attributable to the acquisitions of ND and Con-way, and the inclusion of a full year of New Breed's results.
Direct operating expense in 2015 was $1,859.5 million, or 67.2% as a percentage of revenue, compared to $183.2 million, or 84.6% as a percentage of revenue, in 2014. Direct operating expense increased due to the acquisitions of ND and Con-way, and the inclusion of a full year of New Breed's results.
SG&A expense increased to $305.7 million in 2015 from $15.8 million in 2014. The increase in SG&A expense was due to the contribution of SG&A associated with the acquisitions of ND and Con-way, and the inclusion of a full year of New Breed's results. As a percentage of revenue, SG&A expense increased to 11.0% in 2015 compared to 7.2% in 2014.

Our Logistics segment generated operating income of $81.6 million in 2015 compared to $17.6 million in 2014, due to the acquisition of ND and the inclusion of a full year of New Breed's results. Operating income in 2015 was reduced by transaction and integration costs.
Management’s growth strategy for the Logistics segment is to:

•	Focus sales and marketing investments to capture additional business by leveraging the segment’s proprietary technology, network of facilities and industry-specific experience;

•	Increase share of spend with existing contract logistics customers who may outsource more of this business to XPO, and who have broader transportation needs we can service; and

•	Cross-sell technology-enabled contract logistics and managed transportation services to customers of our Transportation segment.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Net revenue in our Logistics segment was $216.6 million in 2014. Direct operating expense for 2014 was $183.2 million, or 84.6% as a percentage of revenue. SG&A expense was $15.8 million in 2014, or 7.2% as a percentage of revenue. Operating income was $17.6 million for 2014. Our Logistics segment was established through the acquisition of New Breed in September 2014, and as a result, we have no financial results for our Logistics segment in 2013.
XPO Corporate
Summary of Sales, General and Administrative Expense
For the Year Ended December 31,

				Percent of Revenue
(Dollars in millions)	2015	2014	2013	2015	2014	2013
SG&A expense
Salaries & benefits	$62.8	$32.5	$22.0	0.8%	1.4%	3.1%
Other SG&A expense	21.7	13.8	5.7	0.3%	0.6%	0.8%
Purchased services	76.0	28.6	16.4	1.0%	1.2%	2.3%
Depreciation and amortization	1.5	2.5	1.0	—%	0.1%	0.1%
Total SG&A expense	$162.0	$77.4	$45.1	2.1%	3.3%	6.3%
Corporate
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Corporate SG&A expense in 2015 increased by $84.6 million compared to 2014 primarily due to an increase in restructuring, legal and acquisition-related transaction costs.
Corporate SG&A for 2015 included $74.3 million of transaction and integration costs; $6.2 million of non-cash stock-based compensation; and $6.5 million of litigation-related legal costs.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Corporate SG&A expense in 2014 increased by $32.3 million compared to 2013. Salaries and benefits increased due to the costs of restructuring in our intermodal business unit and an increase in headcount in IT and corporate shared services. Purchased services increased in 2014 due largely to acquisition-related transaction costs. Other SG&A expense increased largely due to the costs of restructuring facility leases in our intermodal business unit.
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

Intersegment Eliminations
Intersegment eliminations represent intercompany activity between our reportable segments that is eliminated upon consolidation. Intercompany activity is the result of recent acquisitions and no activity occurred in 2014 and 2013. The difference between operating loss component line items in the Consolidated Statements of Operations and the sum of the respective line items from the Transportation and Logistics Statement of Operations tables above represents intercompany eliminations between our reportable segments. The following table summarizes the intersegment eliminations by line item.
Intersegment Eliminations
Summary Financial Table
For the Year Ended December 31,

(Dollars in millions)	2015	2014	2013
Revenue	$(69.6)	$—	$—
Cost of transportation and services	(69.0)	—	—
Net revenue	(0.6)	—	—
Direct operating expense	0.4	—	—
SG&A expense
Salaries & benefits	0.7	—	—
Other SG&A expense	(1.5)	—	—
Purchased services	(0.3)	—	—
Depreciation & amortization	(0.1)	—	—
Total SG&A expense	(1.2)	—	—
Operating income	$0.2	$—	$—
Liquidity and Capital Resources
General
As of December 31 2015, we had $262.8 million of working capital, including cash and cash equivalents of $289.8 million, compared to working capital of $842.8 million, including cash and cash equivalents of $644.1 million, as of December 31, 2014. This decrease of $580.0 million in working capital during the period was mainly due to using the funds to purchase Con-way, ND, BTT and UX, offset by proceeds from the issuance of Senior Notes, the Term Loan Facility and common and preferred stock in the equity private placement.
In 2016, we anticipate net capital expenditures to be in the range of $475 million to $500 million. Our actual 2016 capital expenditures may differ from the estimated amount depending on factors such as the availability and timing of delivery of equipment. We will continue to evaluate our investments in critical long-term strategic projects to ensure our capital expenditures generate high returns on investments and are balanced with our outlook for global economic conditions.
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
Cash Flow
During 2015, $90.8 million of cash was provided by operations compared to $21.3 million used in 2014 and $66.3 million used for 2013. Cash flow increases from operations between the period ended December 31, 2015 and 2014 related to businesses acquired, including larger non-cash charges related to depreciation and amortization in 2015. The primary use of cash for the periods ended December 31, 2014 and 2013 was the payment of outstanding accounts payable.
Cash generated from revenue equaled $7,631.0 million for 2015 as compared to $2,212.8 million in 2014 and $665.3 million for 2013 and correlates directly with the revenue increase between periods. Cash flow increases are related primarily to acquisitions and margin increases between the periods ended December 31, 2015, 2014 and 2013.

Cash used for payment of transportation services and direct operating expenses in 2015 equaled $6,417.9 million as compared to $1,929.9 million in 2014 and $585.1 million for 2013. The increase in cash outflows between the periods directly correlates to the increase in revenues between the periods ended December 31, 2015, 2014 and 2013.
Other operating uses of cash included SG&A items, which equaled $1,058.8 million, $299.7 million and $134.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. Payroll represents the most significant SG&A item. In 2015, cash used for payroll equaled $769.1 million as compared to $138.3 million and $74.9 million for the same period for 2014 and 2013, respectively.
Investing activities used $4,085.4 million in 2015 compared to a use of $858.3 million in 2014 and $470.3 million in 2013. During 2015, $3,887.0 million was used for acquisitions, $249.0 million was used to purchase fixed assets and $9.7 million was used to settle a forward contract related to the acquisition of ND. The Company received $60.3 million from the sale of assets in 2015. During 2014, $814.0 million was used in acquisitions and $44.6 million was used to purchase fixed assets. During 2013, $458.8 million was used for acquisitions and $11.6 million was used to purchase fixed assets while $0.1 million was provided by other investing activities.
Financing activities generated $3,644.9 million in 2015 compared to $1,502.2 million and $305.7 million generated in 2014 and 2013, respectively. The main sources of cash from financing activities in 2015 was the $4,108.9 million of net proceeds from the issuance of long-term debt and $1,228.1 million of net proceeds from the issuance of preferred and common stock. The primary uses of cash were a repayment of long-term debt of $1,215.6 million and purchases of a portion of ND noncontrolling interests of $459.7 million. In 2014, our primary source of cash was the $1,097.4 million of net proceeds from the issuance of preferred and common stock, $489.6 million of net proceeds from the issuance of long-term debt and $130.0 million borrowed against our revolving credit facility. Our primary use of cash was the $205.0 million used to repay borrowings on the revolving credit facility. During 2013, our main sources of cash from financing activities were the $239.5 million of net proceeds from the issuance of common stock and the $73.3 million of net proceeds from borrowing on our revolving credit facility while our primary uses of cash were the dividends paid to preferred stockholders of $3.0 million, $1.6 million used to pay tax withholdings on restricted shares and $2.5 million related to other financing activities.
Debt Facilities
On October 30, 2015, the Company entered into the Second Amended and Restated Revolving Loan Credit Agreement (the “ABL Facility”) among XPO and certain of XPO’s U.S. and Canadian wholly owned subsidiaries (which include the U.S. subsidiaries of the former Con-way), as borrowers, the other credit parties from time to time party thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as agent for such lenders. The ABL Facility replaced XPO’s existing Amended Credit Agreement, and, among other things, (i) increased the commitments under the ABL Facility to $1.0 billion, (ii) permitted the acquisition of Con-way and the transactions relating thereto, (iii) reduced the margin on loans under the ABL Facility by 0.25% from that contained in the existing Amended Credit Agreement and (iv) matures on October 30, 2020 (subject, in certain circumstances, to a springing maturity in the event that XPO’s Senior Notes due 2019 are not repaid or subjected to a cash reserve three months prior to the maturity date thereof). Up to $350 million of the ABL Facility is available for issuance of letters of credit, and up to $50 million of the ABL Facility is available for swing line loans. At December 31, 2015, the Company had a borrowing base of $932.9 million and availability under the ABL Facility of $692.3 million after considering outstanding letters of credit of $240.6 million. As of December 31, 2015, the Company was in compliance with the ABL Facility’s financial covenants. Total unamortized debt issuance costs related to the ABL Facility classified in other long-term assets at December 31, 2015 were $9.6 million. For additional information refer to Note 9—Debt.

Contractual Obligations
The following table reflects our contractual obligations as of December 31, 2015:

(Dollars in millions)	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Capital leases payable	$60.9	$22.0	$29.1	$6.2	$3.6
Notes payable	3.5	3.5	—	—	—
Operating leases	2,206.8	537.0	741.7	426.0	502.1
Purchase commitments	200.1	99.5	82.4	18.2	—
Employment contracts	13.4	6.6	4.5	2.3	—
Severance	55.7	55.4	0.3	—	—
Convertible senior notes	56.6	2.4	54.2	—	—
Euro Private Placement Notes due 2020	15.7	0.5	1.1	14.1	—
Asset financing	269.4	97.5	144.3	25.3	2.3
Senior Notes due 2022	2,276.0	104.0	208.0	208.0	1,756.0
Senior Notes due 2021	716.5	31.3	62.6	62.6	560.0
Senior Notes due 2019	1,159.9	70.9	141.8	947.2	—
Senior Notes due 2018	305.9	19.3	286.6	—	—
Senior Debentures due 2034	668.5	20.1	40.2	40.2	568.0
Term loan facility	2,112.9	103.7	204.7	201.2	1,603.3
Total contractual cash obligations	$10,121.8	$1,173.7	$2,001.5	$1,951.3	$4,995.3
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
We review our estimates for, including but not limited to: recognition of revenue, costs of transportation and services, direct operating expenses, recoverability of long-lived assets, estimated legal accruals, estimated restructuring accruals, valuation allowances for deferred taxes, reserve for uncertain tax positions, derivative instruments, self-insurance accruals, defined benefit pension plans, and allowance for doubtful accounts, on a regular basis and make adjustments based on historical experiences and existing and expected future conditions. These evaluations are performed and adjustments are made as information is available. Management believes that these estimates are reasonable and has discussed them with the audit committee of our board of directors. However, actual results could differ from these estimates. Note 2 to our Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. There were no significant changes to our critical accounting policies in 2015. The following is a brief discussion of our critical accounting policies and estimates.
Revenue Recognition
The Company generally recognizes revenue at the point in time when delivery is completed and the shipping terms of the contract have been satisfied, or in the case of the Company’s Logistics segment business, based on specific, objective criteria within the provisions of each contract as described below. XPO LTL recognizes revenue based on relative transit time in each period and recognizes expense as incurred. Related costs of delivery and service are accrued and expensed in the same period the associated revenue is recognized. Revenue is recognized once the following criteria have been satisfied:

•	Persuasive evidence of an arrangement exists;

•	Services have been rendered;

•	The sales price is fixed and determinable; and

•	Collectability is reasonably assured.

The Company’s Logistics segment recognizes a significant portion of its revenue based on objective criteria that do not require significant estimates or uncertainties. Revenues on cost-reimbursable contracts are recognized by applying a factor to costs as incurred, such factor being determined by the contract provisions. Revenues on unit-price contracts are recognized at the contractual selling prices of work completed. Revenues on time and material contracts are recognized at the contractual rates as the labor hours and direct expenses are incurred. Revenues from fixed-price contracts are recognized as services are provided, unless revenues are earned and obligations fulfilled in a different pattern. Certain contracts provide for labor handling charges to be billed for both incoming and outgoing handling of goods at the time the goods are received in a warehouse. For these contracts, revenue is recognized immediately for the amounts representing handling of incoming goods and deferred revenue is recorded for the performance of services related to the handling of outgoing goods, which is recognized once the related goods leave the warehouse. Storage revenue is recognized as it is earned based on the length of time the related product is stored in the warehouse. Generally, the contracts contain provisions for adjustments to future pricing based upon changes in volumes, services and other market conditions, such as inflation. Revenues relating to such incentive or contingency payments are recorded when the contingency is satisfied, and the Company concludes the amounts are earned.
For all lines of business (other than the Company’s managed expedited freight business and the Company’s Logistics segment with respect to those transactions where its contract logistics business is serving as the customer’s agent in arranging purchased transportation), the Company reports revenue on a gross basis in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Reporting Revenue Gross as Principal Versus Net as an Agent.” The Company believes presentation on a gross basis is appropriate under ASC Topic 605 in light of the following factors:

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

•
For the Company’s expedited, freight brokerage, last mile and intermodal businesses, we have complete discretion to select contractors or other transportation providers (collectively, “service providers”). For its freight forwarding business, the Company enters into agreements with significant service providers that specify the cost of services, among other things, and have ultimate authority in providing approval for all service providers that can be used by its independently-owned stations. Independently-owned stations may further negotiate the cost of services with approved service providers for individual customer shipments.

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
Derivative Instruments
The Company records all derivative instruments in the consolidated balance sheets as assets or liabilities at fair value. The accounting treatment for changes in the fair value of derivative instruments depends on whether the instruments have been designated and qualify as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we must designate the derivative based upon the exposure being hedged. The effective portions of cash flow hedges are recorded in accumulated other comprehensive income in the consolidated balance sheets until the hedged item is recognized in earnings. The effective portions of net investment hedges are recorded in accumulated other comprehensive income in the consolidated balance sheets as a part of the cumulative translation adjustment. The ineffective portions of cash flow hedges and net investment hedges are recorded in interest expense in the consolidated statements of operations. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings and are recorded in other expense in the consolidated statements of operations. For additional information, refer to Note 15—Derivative Instruments.
Defined Benefit Pension Plans
Defined benefit pension plan benefits are calculated using various actuarial assumptions and methodologies. Assumptions include discount rates, inflation rates, expected long-term rate of return on plan assets, mortality rates, and other factors. The assumptions used in recording the projected benefit obligation and fair value of plan assets represent our best estimates based on information available regarding historical experience and factors that may cause future expectations to differ from past experiences. Differences in actual experience or changes in assumptions could materially impact our obligation and future expense amounts.
Discount Rate
In determining the appropriate discount rate for U.S. Plans (which consist of a primary qualified defined benefit pension plan and another qualified defined benefit pension plan (the “U.S. Qualified Plans”)) and non-qualified defined benefit pension plans (collectively, the “U.S. Non-Qualified Pension Plans” and together with the U.S. Qualified Plans, the “U.S. Plans”)), we are assisted by actuaries who utilize a yield-curve model based on a universe of high-grade corporate bonds (rated AA or better by Moody's or S&P rating services). The model determines a single equivalent discount rate by applying the yield curve to expected future benefit payments.
In determining the appropriate discount rate for UK Plans (which consist of the Christian Salvesen Pension Scheme (“CSPS”) and TDG Pension Scheme (“TDGPS” and together with the CSPS, the “UK Plans”)), we are assisted by consultants who utilize a yield-curve model based on the iBoxx universe of high-grade corporate bonds (rated AA or better by Moody’s, S&P or Fitch rating services). The model determines a single equivalent discount rate by applying the yield curve to expected future benefit payments.
The discount rate used in determining net periodic benefit expense (income) for 2015 is as follows (prior to June 2015, the Company did not have a defined benefit pension plan):

	2015
	U.S. Plans	UK Plans
Discount rate on plan obligations	4.65%	3.75%
Rate of Return on Plan Assets
For the U.S. Qualified Plans, XPO sets the expected return on plan assets using current market expectations and historical returns. The expected return on plan assets is based on estimates of long-term expected returns and considers the plans' anticipated asset allocation over the course of the next year. The expected return includes the effect of actively managing the plan assets, and is net of fees and expenses. The plan assets are managed pursuant to a long-term allocation strategy that seeks to mitigate the plans' funded status volatility by increasing the plans' investment in fixed-income investments over time. This strategy was developed by analyzing a variety of diversified asset-class combinations in conjunction with the projected liabilities of the plans.
For the UK Plans, we set the expected return on plan assets using market expectations and historical returns. The expected return on plan assets is based on estimates of long-term expected returns and considers the plans’ anticipated asset allocation over the course of the next year. The expected return includes the effect of actively managing the plan assets and is net of fees and expenses.
Significant Assumption Sensitivity
The sensitivity analysis below shows the effect on net periodic benefit expense (income) and the projected benefit obligation from a 25 basis point change in the assumed discount rate:

(Dollars in millions)	25 Basis Point Increase		25 Basis Point Decrease
Discount rate	U.S. Plans	UK Plans	U.S. Plans	UK Plans
Effect on 2015 net periodic benefit expense (income)	$0.3	$0.7	$(0.3)	$(0.9)
Effect on December 31, 2015 projected benefit obligation	(58.6)	(47.9)	61.9	51.0
The funded status of our defined benefit pension plans is less sensitive to a 25 basis point change in the assumed discount rate, given that the fixed-income investments held by some of these plans would also experience a corresponding change in value.

For the year ended December 31, 2015, our expected return on plan assets was $15.4 million for U.S. Qualified Plans and $34.6 million for UK Plans, compared to the actual losses on plan assets of $29.8 million for U.S. Qualified Plans and $30.3 million for UK Plans. The sensitivity analysis below shows the effect on net periodic benefit expense (income) from a 25 basis point change in the expected return on plan assets:

(Dollars in millions)	25 Basis Point Increase		25 Basis Point Decrease
Expected return on plan assets	U.S. Qualified Plans	UK Plans	U.S. Qualified Plans	UK Plans
Effect on 2015 net periodic benefit expense (income)	$(0.7)	$(1.8)	$0.7	$1.8
Actuarial Gains and Losses
Changes in the discount rate and/or differences between the expected and actual rate of return on plan assets results in unrecognized actuarial gains or losses. For our defined benefit pension plans, accumulated unrecognized actuarial losses were $21.5 million for U.S. Plans and actuarial gains of $0.5 million for UK Plans at December 31, 2015. The portion of the unrecognized actuarial gain/loss that exceeds 10% of the greater of the projected benefit obligation or the fair value of plan assets at the beginning of the year is amortized and recognized as income/expense over the estimated average remaining life expectancy of plan participants.
Effect on Operating Results
The effects of the defined benefit pension plans on our operating results consist primarily of the net effect of the interest cost on plan obligations for the U.S. Plans and UK Plans, the expected return on plan assets for the funded defined benefit pension plans and the amortization of gains or losses. We estimate that the defined benefit pension plans will result in annual income of $9.3 million for the U.S. Plans and $14.1 million for the UK Plans in 2016. We recognized net periodic benefit income of $2.2 million for U.S. Plans and $6.0 million for UK Plans in 2015.
Funding
In determining the amount and timing of pension contributions for the U.S. Plans, we consider our cash position, the funded status as measured by the Pension Protection Act of 2006 (the “PPA”) and generally accepted accounting principles, and the tax deductibility of contributions, among other factors. We made no contributions to the U.S. Qualified Plans in 2015. We estimate that we will make $5.2 million of contributions to the U.S. Qualified Plans in 2016.
For the UK Plans, the amount and timing of pension contributions is determined in accordance with UK pension codes and trustee negotiations. We made contributions of $10.3 million to the UK Plans in 2015. We estimate that we will make $16.3 million of contributions to the UK Plans in 2016.
The impact of plan amendments and actuarial gains and losses are recorded in accumulated other comprehensive income, and are generally amortized as a component of net periodic benefit cost over the remaining service period of the active employees covered by the defined benefit pension plans. Unamortized gains and losses are amortized only to the extent they exceed 10% of the higher of the fair value of plan assets or the projected benefit obligation of the respective plan. For additional information, refer to Note 10—Employee Benefit Plans.
Valuations for Accounts Receivable
Allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance of $16.9 million as of December 31, 2015 increased compared to the allowance of $9.8 million as of December 31, 2014. The Company believes that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures XPO has identified and our historical loss experience. A 10% deviation from the estimated allowance for doubtful accounts would have resulted in an increase or decrease of SG&A expense by approximately $1.7 million.
Stock-Based Compensation
We account for stock-based compensation based on the equity instrument’s grant date fair value in accordance with ASC Topic 718, “Compensation—Stock Compensation.” The fair value of each stock-based payment award is established on the date of grant. For grants of restricted stock units (“RSUs”) subject to service- or performance-based vesting conditions only, the fair value is established based on the market price on the date of the grant. For grants of RSUs subject to market-based vesting conditions, the fair value is established using the Monte Carlo simulation lattice model. For grants of options, we use the Black-Scholes option pricing model to estimate the fair value of stock-based payment awards. The determination of the fair value of stock-based awards is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.
The weighted-average fair value of each stock option recorded in expense for the years ended December 31, 2015, 2014 and 2013 was estimated on the date of grant using the Black-Scholes option pricing model and is amortized over the requisite service period of the option. We have used one grouping for the assumptions, as our option grants have similar characteristics. The expected term of options granted has been derived based upon our history of actual exercise behavior and represents the period of time that options granted are expected to be outstanding. Historical data was also used to estimate option exercises and employee terminations. Estimated volatility is based upon our historical market price at consistent points in a period equal to the expected life of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and the expected dividend yield is zero.
For the performance-based restricted stock units (“PRSUs”), we recognize expense on a straight line basis over the awards’ requisite service period based on the number of awards expected to vest according to actual and expected financial results of the individual performance periods compared to set performance targets for those periods. If achievement of the performance targets for a PRSU award is not considered to be probable, then no expense will be recognized until achievement of such targets becomes probable.
Income Taxes
Our annual effective tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. We review our tax positions quarterly and adjust the balances as new information becomes available. Our income tax rate is affected by the tax rate on our foreign operations as well as the mix of income between our domestic and foreign operations. In addition to local country tax laws and regulations, this rate depends on the extent earnings are indefinitely reinvested outside the United States. Indefinite reinvestment is determined by management’s judgment about and intentions concerning the future operations of the Company. In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. As of December 31, 2015, the Company had not made a provision for U.S. or additional foreign withholding taxes for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration, if any exists. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.
Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing all available evidence, including the reversal of the deferred tax liabilities, carrybacks available and historical and projected pre-tax profits generated by our operations. These sources of income rely heavily on estimates. The future settlement of deferred tax liabilities, which will enable the Company to realize its existing deferred tax assets when they reverse, was the most significant factor in our determination of the valuation allowance under the “more likely than not” criteria. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.
Goodwill
Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. We follow the provisions of ASC Topic 350, “Intangibles—Goodwill and Other,” which requires an annual impairment test for goodwill. We perform the annual impairment testing as of August 31 each year unless events or circumstances indicate impairment of the goodwill may have occurred before that time. We determine fair values for each of the reporting units using an income approach. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for our business. Actual results may differ from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and analyzing public company market data for our industry to estimate the weighted average cost of capital. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our reporting unit valuations ranged from 9.6% to 10.2%. Required rates of return, along with uncertainty inherent in the forecasts of future cash flows, are reflected in the selection of the discount rate. For the periods presented, we did not recognize any goodwill impairment as the estimated fair value of our reporting units with goodwill exceeded the book value of these reporting units.
Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. If current conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgments and estimates described above could change in future periods.
Intangible Assets with Definite Lives
The Company follows the provisions of ASC Topic 360, “Property, Plant and Equipment,” which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Fair value is determined based on the present value of estimated future cash flows of the asset, discounted at an appropriate risk-adjusted rate. The Company uses internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on the most recent views of the long-term outlook for the business. Actual results may differ from those assumed in our forecasts. The Company derives our discount rates using a capital asset pricing model and analyzing public company market data for the industry to estimate the weighted average cost of capital. The Company uses discount rates that are commensurate with the risks and uncertainty associated with the recovery of the asset. Required rates of return, along with uncertainty inherent in the forecasts of future cash flows, are reflected in the selection of the discount rate. Determining whether an impairment loss has occurred requires comparing the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. For the periods presented, there was no impairment of the intangible assets with definite lives.
Intangible assets subject to amortization consist of customer relationships, carrier relationships, trade names, non-compete agreements, and other intangible assets. Customer relationships are amortized on a straight-line or an accelerated basis over the period of economic benefit based on the estimated cash flows attributable to the related intangible assets. Trade names are amortized on an accelerated basis over the period of economic benefit based on the estimated cash flows attributable to the related intangible assets. Non-compete agreements, carrier relationships and other intangibles are amortized on a straight-line basis over the estimated useful lives of the related intangible asset.
Property, Plant and Equipment and Other Long-Lived Assets
In accounting for property, plant and equipment, the Company makes estimates about the expected useful lives and the expected residual values of these assets, and the potential for impairment based on the fair values of the assets and the cash flows generated by these assets.
The depreciation of property, plant and equipment over their estimated useful lives and the determination of any salvage values require management to make judgments about future events. The Company periodically evaluates whether changes to estimated useful lives or salvage values are necessary to ensure these estimates accurately reflect the economic use of the assets. The periodic evaluation may result in changes in the estimated lives and/or salvage values used to depreciate the assets, which can affect the amount of periodic depreciation expense recognized and, ultimately, the gain or loss on the disposal of the asset.
Long-lived assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For assets that are to be held and used, an impairment charge is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than the carrying value. If impairment exists, a charge is recognized for the difference between the carrying value and the fair value. Fair values are determined using quoted market values, discounted cash flows or external appraisals, as applicable. Assets held for disposal are carried at the lower of carrying value or estimated net realizable value.
Each quarter, the Company considers events that may trigger an impairment of long-lived assets. Indicators of impairment that we consider include such factors as a significant decrease in market value of the long-lived asset, a significant change in the extent or manner in which the long-lived asset is being used, and current-period losses combined with a history of losses or a projection of continuing losses associated with the use of the long-lived asset.
Self-Insurance Accruals
The Company uses a combination of self-insurance programs and large-deductible purchased insurance to provide for the costs of medical, vehicular, cargo and workers' compensation claims. The long-term portion of self-insurance accruals relates primarily to workers' compensation and vehicular claims that are expected to be payable over several years. The Company periodically evaluates the level of insurance coverage and adjusts insurance levels based on risk tolerance and premium expense. The measurement and classification of self-insured costs requires the consideration of historical cost experience, demographic and severity factors, and judgments about the current and expected levels of cost per claim and retention levels. These methods provide estimates of undiscounted liability associated with claims incurred as of the balance sheet date, including estimates of claims incurred but not reported. The Company believes the actuarial methods are appropriate for measuring these highly judgmental self-insurance accruals. However, based on the magnitude of claims and the length of time from incurrence of the claims to ultimate settlement, the use of any estimation method is sensitive to the assumptions and factors described above. Accordingly, changes in these assumptions and factors can materially affect the estimated liability and those amounts may be different than the actual costs paid to settle the claims.
Off-balance Sheet Arrangements
The Company guarantees the lease payments of certain tractor and trailer equipment utilized by subcontract drivers. The guarantee continues through the end of the lease of the equipment, typically four years. The maximum amount of the guarantee is limited to the unpaid principal and interest amounts. As of December 31, 2015, the maximum amount of the guarantees was approximately $13.8 million.
New Pronouncements
Refer to Note 2 —Basis of Presentation and Significant Accounting Policies, of Item 8, "Financial Statements and Supplementary Data" for a discussion of recently issued accounting standards that are relevant to XPO.
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and commodity price risk.
Interest Rate Risk. As of December 31, 2015, we held $321.0 million of cash and restricted cash in cash depository and money market funds held in depository accounts at 121 financial institutions. The primary market risk associated with these investments is liquidity risk.
In conjunction with our June 2015 acquisition of ND, we assumed ND's asset financing arrangements. At December 31, 2015, we had outstanding $262.5 million aggregate principal amount of Asset Financing. Approximately 7% of the Asset Financing has fixed interest rates and approximately 93% has floating interest rates. Our floating rate Asset Financing subjects us to risk resulting from changes in short-term (primarily Euribor) interest rates. We use interest rate swaps (exchanging a variable rate for a fixed rate) to manage the fixed and floating interest rate mix of our Asset Financing and limit our exposure to interest rate risk. As of December 31, 2015, the notional amount of Asset Financing interest rate swaps designated as cash flows hedges was $228.6 million. Assuming a hypothetical 100-basis-point increase in the interest rate, annual interest expense would increase by approximately $0.2 million on our floating rate Asset Financing that is not hedged with interest rate swaps. For additional information on the Asset Financing, refer to Note 9—Debt of the consolidated financial statements included within. For additional information on the interest rate swaps, refer to Note 15—Derivative Instruments of the consolidated financial statements included within.
We have exposure to changes in interest rates on our revolving credit facility. The interest rates on our revolving credit facility fluctuate based on LIBOR or a Base Rate plus an applicable margin. Assuming our $1.0 billion revolving credit facility was fully drawn at December 31, 2015, a hypothetical 100-basis-point change in the interest rate would have increased our annual interest expense by $10.0 million.
On October 30, 2015, XPO entered into the Term Loan Facility that provided for a single borrowing of $1.6 billion. The interest rate on the Term Loan Facility fluctuates based on LIBOR or a Base Rate, as defined in the agreement, plus an applicable margin of 4.50%, in the case of LIBOR loans, and 3.50%, in the case of Base Rate loans. A hypothetical 100-basis-point increase in the interest rate would increase our annual interest expense by $16.0 million.
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
Senior Notes due 2018, 2019, 2021 and 2022 and Senior Debentures due 2034. The fair market value of our outstanding issue of Senior Notes due 2018, Senior Notes due 2019, Senior Notes due 2021, and Senior Notes due 2022 (collectively, the “Senior Notes”) and Senior Debentures due 2034 (the “Senior Debentures”) is subject to interest rate risk. Generally the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. Interest rate changes affect the fair market value of the Senior Notes and Senior Debentures, and may affect the prices at which we would be able to repurchase such notes were we to do so. These changes do not impact our financial position, cash flows or results of operations. For additional information on the fair value of our outstanding Senior Notes and Senior Debentures, refer to Note 2—Basis of Presentation and Significant Accounting Policies of the consolidated financial statements included within.
Foreign Currency Exchange Risk. Following the ND acquisition, we have a significant proportion of our net assets and income in non-U.S. dollar currencies, primarily the EUR and British Pound Sterling (“GBP”). We are exposed to currency risk from the potential changes in functional currency values of our foreign currency denominated assets, liabilities and cash flows. Consequently, a depreciation of the EUR and GBP relative to the U.S. dollar could have an adverse impact on our financial results.

In connection with the issuance of the Senior Notes due 2022, we entered into certain cross-currency swap agreements to partially manage the related foreign currency exchange risk by effectively converting a portion of the fixed-rate USD-denominated Senior Notes due 2022, including the semi-annual interest payments, to fixed-rate, EUR-denominated debt. The risk management objective is to manage a portion of the foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies. In addition to the cross-currency swaps, we use foreign currency denominated notes as nonderivative hedging instruments of our net investments in foreign operations with the same risk management objective as the cross-currency swaps.
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
In order to mitigate against the risk of a reduction in the value of foreign currency earnings before interest, taxes, depreciation and amortization (“EBITDA”) from the Company’s international operations with the EUR and GBP as the functional currency, the Company entered into foreign currency option contracts in the fourth quarter of 2015.
For additional information on the cross-currency swap agreements and the foreign currency forward contract and option contracts, refer to Note 15—Derivative Instruments of the consolidated financial statements included within.
As of December 31, 2015, a uniform 10% strengthening in the value of the USD relative to the EUR would have resulted in a decrease in net assets of approximately $31.1 million. As of December 31, 2015, a uniform 10% strengthening in the value of the USD relative to the GBP would have resulted in a decrease in net assets of approximately $53.9 million. These theoretical calculations assume that an instantaneous, parallel shift in exchange rates occurs, which is not consistent with our actual experience in foreign currency transactions. Fluctuations in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' services become more or less attractive. The sensitivity analysis of the impact of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.
The following table sets forth the low and high exchange rates for EUR expressed in USD and the exchange rate at the end of the quarter based on the European Central Bank rates, which are based on a regular daily procedure between central banks across Europe and worldwide and normally takes place at 2:15 PM Central European Time. The exchange rates set forth below are provided for reference only and are not intended to demonstrate trends in exchange rates. They should not be relied upon as an indicator of future exchange rates.

	Quarter ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
High	1.2043	1.1419	1.1506	1.1439
Low	1.0557	1.0552	1.0852	1.0579
Rate at end of period	1.0759	1.1189	1.1203	1.0887
Commodity Price Risk. We are exposed to the impact of market fluctuations in the price of diesel fuel purchased for use in Company-owned vehicles. From June through December 2015, the price of diesel in France varied by 28.2% and the price of diesel in the United Kingdom varied by 20.6%. During the year ended December 31, 2015, the price of diesel in the United States varied by 28.7%. However, the Company includes price adjustments clauses or cost-recovery mechanisms in many of its customer contracts in the event of a change in the fuel purchase price. The clauses mean that substantially all fluctuations in the purchase price of diesel, except for short-term economic fluctuations, can be passed on to customers in the sales price. Therefore, a hypothetical 10% change in the price of diesel would not be expected to materially alter our financial performance over the long term.
For additional information on commodity price risk, refer to Item 1A, “Risk Factors”.
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements and supplementary data of the Company required by this Item are included at pages 54-108 of this Annual Report on Form 10-K and are incorporated herein by reference.
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.     CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We carried out an evaluation, as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, we concluded that, as of December 31, 2015, our internal control over financial reporting was effective.
We completed the acquisitions of UX Specialized Logistics, Bridge Terminal Transport Services, Inc., Norbert Dentressangle SA, and Con-way Inc. during 2015. Due to the proximity of these acquisitions to year-end, we excluded them from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015. These acquired businesses are associated with total assets of $10.6 billion and total revenues of $4.6 billion included in the Consolidated Financial Statements of XPO Logistics, Inc. and subsidiaries as of and for the year ended December 31, 2015. For additional information on these acquisitions, see Note 3—Acquisitions, of Item 8, “Financial Statements and Supplementary Data.”
KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting as of December 31, 2015. Such report is included on page 52 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
Except as described below, there have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. On February 9, 2015, June 1, 2015, June 8, 2015 and October 30, 2015, the Company completed its acquisitions of UX Specialized Logistics, Bridge Terminal Transport Services, Inc., Norbert Dentressangle SA, and Con-way Inc., respectively, and is integrating the acquired businesses into the Company’s overall internal control over financial reporting process. Our management is in the process of assessing the internal control over financial reporting at these acquired businesses and is implementing or revising internal controls where necessary. For additional information on these acquisitions, see Note 3—Acquisitions, of Item 8, “Financial Statements and Supplementary Data.”
ITEM 9B.     OTHER INFORMATION
Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 of Part III of Form 10-K (other than certain information required by Item 401 of Regulation S-K with respect to our executive officers, which is provided under Item 1 of Part I of this Annual Report on Form 10-K) will be set forth in our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.
We have adopted a Senior Officer Code of Business Conduct and Ethics (the “Code”), which is applicable to our principal executive officer, principal financial officer, principal accounting officer and other senior officers. The Code is available on our website at www.xpo.com, under the heading “Corporate Governance” within the “Investors” tab. In the event that we amend or waive any of the provisions of the Code that relate to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, we intend to disclose the same on our website.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 of Part III of Form 10-K will be set forth in our Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 of Part III of Form 10-K, including information regarding security ownership of certain beneficial owners and management and information regarding securities authorized for issuance under equity compensation plans, will be set forth in our Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 13 of Part III of Form 10-K will be set forth in our Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 of Part III of Form 10-K will be set forth in our Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Financial Statements and Financial Statement Schedules
The list of Consolidated Financial Statements provided in the accompanying Index to Consolidated Financial Statements is incorporated herein by reference. Such Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K. All financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the Consolidated Financial Statements and notes thereto.
Exhibits
The exhibits listed on the accompanying Exhibit Index starting on page 109 of this Annual Report on Form 10-K are filed or incorporated by reference as part of this Annual Report on Form 10-K and such Exhibit Index is incorporated herein by reference.
Certain of the agreements listed as exhibits to this Annual Report on Form 10-K (including the exhibits to such agreements), which have been filed to provide investors with information regarding their terms, contain various representations, warranties and covenants of XPO Logistics, Inc. and the other parties thereto. They are not intended to provide factual information about any of the parties thereto or any subsidiaries of the parties thereto. The assertions embodied in those representations, warranties and covenants were made for purposes of each of the agreements, solely for the benefit of the parties thereto. In addition, certain representations and warranties were made as of a specific date, may be subject to a contractual standard of materiality different from what a security holder might view as material, or may have been made for purposes of allocating contractual risk among the parties rather than establishing matters as facts. Investors should not view the representations, warranties and covenants in the agreements (or any description thereof) as disclosures with respect to the actual state of facts concerning the business, operations, or condition of any of the parties to the agreements (or their subsidiaries) and should not rely on them as such. In addition, information in any such representations, warranties or covenants may change after the dates covered by such provisions, which subsequent information may or may not be fully reflected in the public disclosures of the parties. In any event, investors should read the agreements together with the other information concerning XPO Logistics, Inc. contained in reports and statements that we file with the SEC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
February 29, 2016

XPO LOGISTICS, INC.

By:	/s/ Bradley S. Jacobs
Bradley S. Jacobs
(Chairman of the Board of Directors and Chief Executive Officer)

By:	/s/ John J. Hardig
John J. Hardig
(Chief Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Bradley S. Jacobs	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 29, 2016
Bradley S. Jacobs
/s/ John J. Hardig	Chief Financial Officer (Principal Financial Officer)	February 29, 2016
John J. Hardig
/s/ Lance A. Robinson	Global Chief Accounting Officer (Principal Accounting Officer)	February 29, 2016
Lance A. Robinson
/s/ G. Chris Anderson	Director	February 29, 2016
G. Chris Andersen
/s/ Louis DeJoy	Director	February 29, 2016
Louis DeJoy
/s/ Michael G. Jesselson	Director	February 29, 2016
Michael G. Jesselson
/s/ Adrian P. Kingshott	Director	February 29, 2016
Adrian P. Kingshott
/s/ James J. Martell	Director	February 29, 2016
James J. Martell
/s/ Jason D. Papastavrou	Director	February 29, 2016
Jason D. Papastavrou
/s/ Oren G. Shaffer	Director	February 29, 2016
Oren G. Shaffer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
XPO Logistics, Inc.:
We have audited the accompanying consolidated balance sheets of XPO Logistics, Inc. (the Company) and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XPO Logistics, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), XPO Logistics, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP
Charlotte, North Carolina
February 29, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
XPO Logistics, Inc.:
We have audited XPO Logistics, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). XPO Logistics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on XPO Logistics, Inc.’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, XPO Logistics Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
XPO Logistics, Inc. acquired UX Specialized Logistics (UX), Bridge Terminal Transport Services, Inc. (BTT), Norbert Dentressangle SA (ND), and Con-way Inc. (Con-way) during 2015, and management excluded from its assessment of the effectiveness of XPO Logistics, Inc.’s internal control over financial reporting as of December 31, 2015, UX’s, BTT’s, ND’s, and Con-way’s internal control over financial reporting associated with total assets of $10.6 billion and total revenues of $4.6 billion, included in the consolidated financial statements of XPO Logistics, Inc. and subsidiaries as of and for the year ended December 31, 2015. Our audit of internal control over financial reporting of XPO Logistics, Inc. also excluded an evaluation of the internal control over financial reporting of UX, BTT, ND and Con-way.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of XPO Logistics, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 29, 2016 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP
Charlotte, North Carolina
February 29, 2016

XPO Logistics, Inc.
Consolidated Balance Sheets

(In millions, except share and per share data)	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$289.8	$644.1
Accounts receivable, net of allowances of $16.9 and $9.8, respectively	2,266.4	543.8
Other current assets	401.0	36.0
Total current assets	2,957.2	1,223.9
Property and equipment, net of $209.3 and $47.3 in accumulated depreciation, respectively	2,852.2	221.9
Goodwill	4,610.6	929.3
Identifiable intangible assets, net of $224.5 and $74.6 in accumulated amortization, respectively	1,876.5	341.5
Deferred tax asset	113.6	9.2
Other long-term assets	233.1	23.6
Total long-term assets	9,686.0	1,525.5
Total assets	$12,643.2	$2,749.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,063.7	$252.7
Accrued expenses	1,291.8	119.9
Current maturities of long-term debt	135.3	1.8
Other current liabilities	203.6	6.7
Total current liabilities	2,694.4	381.1
Long-term debt	5,272.6	580.3
Deferred tax liability	933.3	74.5
Employee benefit obligations	312.6	—
Other long-term liabilities	369.5	58.4
Total long-term liabilities	6,888.0	713.2
Commitments and contingencies
Stockholders’ equity:
Convertible perpetual preferred stock, $.001 par value; 10,000,000 shares authorized; 72,885 and 73,335 of Series A shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	42.0	42.2
Common stock, $.001 par value; 300,000,000 shares authorized; 109,523,493 and 77,421,683 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	0.1	0.1
Additional paid-in capital	3,212.3	1,831.9
Accumulated deficit	(465.0)	(219.1)
Accumulated other comprehensive loss	(72.3)	—
Noncontrolling interests	343.7	—
Total stockholders’ equity	3,060.8	1,655.1
Total liabilities and stockholders’ equity	$12,643.2	$2,749.4

See accompanying notes to consolidated financial statements.

XPO Logistics, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
(In millions, except per share data)	2015	2014	2013
Revenue	$7,623.2	$2,356.6	$702.3
Operating expenses
Cost of transportation and services	4,171.4	1,701.8	578.7
Direct operating expense	2,367.0	273.2	6.4
Sales, general and administrative expense	1,113.4	422.5	169.5
Total operating expenses	7,651.8	2,397.5	754.6
Operating loss	(28.6)	(40.9)	(52.3)
Other expense	3.1	0.4	0.5
Foreign currency loss	34.1	0.4	—
Interest expense	216.7	48.0	18.2
Loss before income tax benefit	(282.5)	(89.7)	(71.0)
Income tax benefit	(90.9)	(26.1)	(22.5)
Net loss	(191.6)	(63.6)	(48.5)
Preferred stock beneficial conversion charge	(52.0)	(40.9)	—
Cumulative preferred dividends	(2.8)	(2.9)	(3.0)
Net loss attributable to noncontrolling interests	0.5	—	—
Net loss attributable to common shareholders	$(245.9)	$(107.4)	$(51.5)

Basic loss per share	$(2.65)	$(2.00)	$(2.26)
Diluted loss per share	$(2.65)	$(2.00)	$(2.26)

Weighted-average common shares outstanding
Basic weighted-average common shares outstanding	92.8	53.6	22.8
Diluted weighted-average common shares outstanding	92.8	53.6	22.8
See accompanying notes to consolidated financial statements.

XPO Logistics, Inc.
Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
(In millions)	2015	2014	2013
Net loss	$(191.6)	$(63.6)	$(48.5)
Less: Net loss attributable to noncontrolling interests	0.5	—	—
Net loss attributable to the Company	$(191.1)	$(63.6)	$(48.5)

Other comprehensive (loss) income
Foreign currency translation losses	$(68.5)	$—	$—
Unrealized gains on cash flow and net investment hedges, net of tax effect of $2.2, $0.0 and $0.0	6.9	—	—
Change in defined benefit plans liability, net of tax effect of $9.8, $0.0 and $0.0	(17.0)	—	—
Other comprehensive loss	(78.6)	—	—
Less: Other comprehensive loss attributable to noncontrolling interests	6.3	—	—
Other comprehensive loss attributable to the Company	$(72.3)	$—	$—

Comprehensive loss	$(270.2)	$(63.6)	$(48.5)
Less: Comprehensive loss attributable to noncontrolling interests	6.8	—	—
Comprehensive loss attributable to the Company	$(263.4)	$(63.6)	$(48.5)

See accompanying notes to consolidated financial statements.

XPO Logistics, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2015	2014	2013
Operating activities
Net loss	$(191.6)	$(63.6)	$(48.5)
Adjustments to reconcile net loss to net cash from operating activities
Provisions for allowance for doubtful accounts	12.9	6.9	2.6
Depreciation and amortization	364.9	98.3	20.8
Stock compensation expense	27.9	7.5	4.7
Accretion of debt	6.4	7.3	6.0
Deferred tax benefit	(91.9)	(30.0)	(22.7)
(Gain) Loss on sale of assets	(11.8)	0.3	(0.2)
(Gain) Loss on foreign currency transactions	(0.4)	0.3	(0.9)
Other	9.7	3.7	2.4
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	7.8	(143.9)	(37.0)
Income tax receivable	(29.2)	2.1	0.1
Prepaid expense and other assets	(6.1)	7.1	(3.0)
Accounts payable	(51.3)	53.9	5.2
Accrued expenses and other liabilities	43.5	28.8	4.2
Cash flows provided (used) by operating activities	90.8	(21.3)	(66.3)
Investing activities
Acquisition of businesses, net of cash acquired	(3,887.0)	(814.0)	(458.8)
Loss on forward contract related to acquisition	(9.7)	—	—
Payment for purchases of property and equipment	(249.0)	(44.6)	(11.6)
Proceeds from sale of assets	60.3	—	—
Other	—	0.3	0.1
Cash flows used by investing activities	(4,085.4)	(858.3)	(470.3)
Financing activities
Proceeds from preferred stock and common stock offerings	1,260.0	1,131.3	253.6
Payment for equity issuance costs	(31.9)	(33.9)	(14.1)
Proceeds from issuance of long-term debt	4,151.8	500.0	—
Payment of debt issuance costs	(42.9)	(10.4)	—
Repayment of long-term debt	(1,215.6)	—	—
Proceeds from borrowings on revolving credit facility	—	130.0	73.3
Repayment of borrowings on revolving credit facility	—	(205.0)	—
Bank overdrafts	(12.3)	—	—
Purchase of noncontrolling interests	(459.7)	—	—
Dividends paid to preferred stockholders	(2.8)	(2.9)	(3.0)
Other	(1.7)	(6.9)	(4.1)
Cash flows provided by financing activities	3,644.9	1,502.2	305.7
Effect of exchange rates on cash	(4.6)	—	—
Net (decrease) increase in cash	(354.3)	622.6	(230.9)
Cash and cash equivalents, beginning of period	644.1	21.5	252.4
Cash and cash equivalents, end of period	$289.8	$644.1	$21.5
Supplemental disclosure of cash flow information:
Cash paid for interest	$168.2	$19.0	$12.4
Cash paid for income taxes	$14.5	$2.3	$0.2
Equity portion of acquisition purchase price	$19.1	$138.2	$10.4
Equity issued upon conversion of debt	$55.6	$27.1	$—
See accompanying notes to consolidated financial statements.

XPO Logistics, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Three Years Ended December 31, 2015, 2014 and 2013

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
(Dollars in millions)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2012	74	$42.8	—	$—	18,003	$—	(45)	$(0.1)	$262.7	$(60.2)	$245.2
Net loss	—	—	—	—	—	—	—	—	—	(48.5)	$(48.5)
Tax withholdings on restricted shares and other issuances of common stock	—	—	—	—	192	—	—	—	(1.8)	—	$(1.8)
Conversion of preferred stock to common stock	—	(0.1)	—	—	14	—	—	—	0.1	—	$—
Proceeds from common stock offering, net of issuance costs	—	—	—	—	11,148	—	—	—	239.5	—	$239.5
Issuance of common stock for acquisitions	—	—	—	—	617	—	—	—	10.4	—	$10.4
Issuance of common stock upon conversion of senior notes, net of tax	—	—	—	—	609	—	—	—	9.4	—	$9.4
Dividend paid	—	—	—	—	—	—	—	—	—	(3.0)	$(3.0)
Stock compensation expense	—	—	—	—	—	—	—	—	4.7	—	$4.7
Balance at December 31, 2013	74	42.7	—	—	30,583	—	(45)	(0.1)	525.0	(111.7)	$455.9
Net loss	—	—	—	—	—	—	—	—	—	(63.6)	$(63.6)
Exercise of warrants and stock options and other	—	—	—	—	293	—	—	—	(4.5)	—	$(4.5)
Conversion of Series A preferred stock to common stock	(1)	(0.5)	—	—	120	—	—	—	0.5	—	$—
Proceeds from issuance of preferred stock, net of issuance costs	—	—	400	363.6	—	—	—	—	—	—	$363.6
Conversion of Series B preferred stock to common stock	—	—	(400)	(363.6)	12,128	—	—	—	363.6	—	$—
Deemed distribution for recognition of beneficial conversion feature on preferred stock	—	—	—	—	—	—	—	—	40.9	(40.9)	$—
Proceeds from common stock offering, net of issuance costs	—	—	—	—	27,953	0.1	—	—	733.7	—	$733.8
Issuance of common stock for acquisitions	—	—	—	—	4,704	—	45	0.1	138.1	—	$138.2
Issuance of common stock upon conversion of convertible senior notes, net of tax	—	—	—	—	1,641	—	—	—	27.1	—	$27.1
Dividend paid	—	—	—	—	—	—	—	—	—	(2.9)	$(2.9)
Stock compensation expense	—	—	—	—	—	—	—	—	7.5	—	$7.5
Balance at December 31, 2014	73	$42.2	—	$—	77,422	$0.1	—	$—	$1,831.9	$(219.1)	$1,655.1
See accompanying notes to consolidated financial statements.

XPO Logistics, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (continued)
For the Three Years Ended December 31, 2015, 2014 and 2013

	Series A Preferred Stock		Series C Preferred Stock		Common Stock				Accumulated Other Comprehensive Income (Loss)
(In millions)	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Foreign Currency Translation Adjustments	Cash Flow & Net Investment Hedges	Employee Benefit Plans	Non-controlling Interests	Total
Balance at December 31, 2014	73	$42.2	—	$—	77,422	$0.1	$1,831.9	$(219.1)	$—	$—	$—	$—	$1,655.1
Net loss	—	—	—	—	—	—	—	(191.6)	—	—	—	—	$(191.6)
Other comprehensive income (loss), net of $7.6 total tax effect	—	—	—	—	—	—	—	—	(68.5)	6.9	(17.0)	—	$(78.6)
Transfer to noncontrolling interest from redeemable noncontrolling interest	—	—	—	—	—	—	4.2	—	—	—	—	320.4	$324.6
Acquisition of noncontrolling interest and activity during the year	—	—	—	—	—	—	—	0.5	6.7	(0.2)	(0.2)	23.3	$30.1
Exercise of warrants and stock options and other	—	—	—	—	683	—	2.9	—	—	—	—	—	$2.9
Conversion of Series A preferred stock to common stock	—	(0.2)	—	—	64	—	0.2	—	—	—	—	—	$—
Proceeds from issuance of preferred stock, net of issuance costs	—	—	563	548.5	—	—	—	—	—	—	—	—	$548.5
Conversion of Series C preferred stock to common stock	—	—	(563)	(548.5)	12,501	—	548.5	—	—	—	—	—	$—
Deemed distribution for recognition of beneficial conversion feature on preferred stock	—	—	—	—	—	—	52.0	(52.0)	—	—	—	—	$—
Proceeds from common stock offering, net of issuance costs	—	—	—	—	15,499	—	679.6	—	—	—	—	—	$679.6
Issuance of common stock for acquisitions	—	—	—	—	38	—	1.5	—	—	—	—	—	$1.5
Awards assumed in acquisition	—	—	—	—	—	—	17.6	—	—	—	—	—	$17.6
Issuance of common stock upon conversion of convertible senior notes, net of tax	—	—	—	—	3,316	—	55.6	—	—	—	—	—	$55.6
Dividend paid	—	—	—	—	—	—	—	(2.8)	—	—	—	—	$(2.8)
Stock compensation expense	—	—	—	—	—	—	18.3	—	—	—	—	—	$18.3
Balance at December 31, 2015	73	$42.0	—	$—	109,523	$0.1	$3,212.3	$(465.0)	$(61.8)	$6.7	$(17.2)	$343.7	$3,060.8

See accompanying notes to consolidated financial statements.

XPO Logistics, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2015, 2014 and 2013
1. Organization
Nature of Business
XPO Logistics, Inc. and its subsidiaries (“XPO” or the “Company”) provide comprehensive supply chain solutions to its customers, which are multinational, national, mid-size and small enterprises, and include many of the most prominent companies in the world. XPO runs its business on a global basis, with two reportable segments: Transportation and Logistics.
In the Transportation segment, the Company provides multiple services to facilitate the movement of raw materials, parts and finished goods. The Company accomplishes this by using its proprietary transportation management technology, third-party carriers and Company-owned trucks. XPO’s transportation services include: freight brokerage, last mile, expedite, intermodal, less-than-truckload (“LTL”), full truckload, and global forwarding services. Freight brokerage, last mile, expedite and global forwarding are all non-asset or asset-light businesses. LTL and full truckload are asset-based.
In our Logistics segment, which we refer to as supply chain, the Company provides a range of contract logistics services, including highly engineered and customized solutions, value-added warehousing and distribution, and other inventory solutions. The Company performs e-commerce fulfillment, reverse logistics, storage, factory support, aftermarket support, integrated manufacturing, packaging, labeling, distribution and transportation. In addition, we utilize technology and expertise to solve complex supply chain challenges and create transformative solutions for world-class customers, while reducing their operating costs and improving production flow management.
Substantially all of the Company’s businesses operate as the single global brand of XPO Logistics. Under the Company’s cross-selling customer service initiative, all services are offered to all customers to fulfill their supply chain requirements.
For specific financial information relating to the above segments, refer to Note 20—Segment Reporting and Geographic Information.
2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The preparation of the consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenue and expense during the reporting period. Estimates have been prepared on the basis of the most current and best available information, but actual results could differ materially from those estimates. Intercompany transactions have been eliminated in the consolidated financial statements. Where the presentation of these intercompany eliminations differs between the consolidated and reportable segment financial statements, reconciliations of certain line items are provided. The results of operations of acquired companies are included in the Company’s results from the closing date of the acquisition and forward. Income or loss attributable to noncontrolling interests is deducted from net income/loss to determine net income/loss attributable to common shareholders.
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
Associated companies are unconsolidated VIE's and other entities in which the Company does not have a controlling financial interest, but over which it has significant influence, most often because the Company holds a voting interest of 20% to 50%. Associated companies are accounted for as equity method investments. Results of associated companies are presented on a one-line basis, net of tax, in other income/expense. Investments in, and advances to, associated companies are presented on a one-line basis in the other long-term assets line item in the consolidated balance sheet, net of allowance for losses, which represents the Company's best estimate of probable losses inherent in such assets.
Use of Estimates
The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that impact the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. The Company reviews its estimates on a regular basis and makes adjustments based on historical experience and existing and expected future conditions. Estimates are made with respect to, among other matters, recognition of revenue, costs of transportation and services, direct operating expenses, recoverability of long-lived assets, valuation of acquired assets and liabilities, impairment of goodwill, estimated legal accruals, estimated restructuring accruals, valuation allowances for deferred taxes, reserve for uncertain tax positions, probability of achieving performance targets for vesting of performance-based restricted stock units, self-insurance accruals, pension plan and postretirement obligations, and allowance for doubtful accounts. These evaluations are performed and adjustments are made as information is available. Management believes that these estimates, which have been discussed with the Audit Committee of the Company’s Board of Directors, are reasonable; however, actual results could differ from these estimates.
Consolidated Balance Sheets and Statements of Cash Flows Presentation
Certain line items from the December 31, 2014 consolidated balance sheet and consolidated statement of cash flows for the years ended December 31, 2014 and 2013 have been conformed to the 2015 presentation. As a result of the retrospective adoption of ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” debt issuance costs of $11.8 million at December 31, 2014 are now recognized as a direct deduction from the carrying amount of the related debt liability rather than as a long-term asset. Additionally, as a result of the retrospective application of ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” the current portion of deferred tax assets of $9.2 million at December 31, 2014 is now classified as noncurrent. The conformed line items had no impact on previously reported results.
Significant Accounting Policies
Revenue Recognition
The Company recognizes revenue at the point in time when delivery is completed and the shipping terms of the contract have been satisfied, or in the case of the Company’s Logistics segment, based on specific, objective criteria within the provisions of each contract as described below. XPO LTL recognizes revenue based on relative transit time in each period and recognizes expense as incurred. Related costs of delivery and service are accrued and expensed in the same period the associated revenue is recognized. Revenue is recognized once the following criteria have been satisfied:

•	Persuasive evidence of an arrangement exists;

•	Services have been rendered;

•	The sales price is fixed and determinable; and

•	Collectability is reasonably assured.
The Company’s Logistics segment recognizes a significant portion of its revenue based on objective criteria that do not require significant estimates or uncertainties. Revenue on cost-reimbursable contracts is recognized by applying a factor to costs as incurred, such factor being determined by the contract provisions. Revenue on unit-price contracts is recognized at the contractual selling prices or as work is completed. Revenue on time and material contracts is recognized at the contractual rates as the labor hours and direct expenses are incurred. Revenue from fixed-price contracts is recognized as services are provided, unless revenue is earned and obligations fulfilled in a different pattern. Certain contracts provide for labor handling charges to be billed for both incoming and outgoing handling of goods at the time the goods are received in a warehouse. For these contracts, revenue is recognized immediately for the amounts representing handling of incoming goods and deferred revenue is recorded for the performance of services related to the handling of outgoing goods, which is recognized once the related goods leave the warehouse. Storage revenue is recognized as it is earned based on the length of time the related product is stored in the warehouse. Generally, the contracts contain provisions for adjustments to future pricing based upon changes in volumes, services and other market conditions, such as inflation. Revenue relating to such incentive or contingency payments is recorded when the contingency is satisfied and the Company concludes the amounts are earned.

For all lines of business (other than the Company’s managed expedited freight business and the Company’s Logistics segment with respect to those transactions where its contract logistics business is serving as the customer’s agent in arranging purchased transportation), the Company reports revenue on a gross basis in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Reporting Revenue Gross as Principal Versus Net as an Agent.” The Company believes presentation on a gross basis is appropriate under ASC Topic 605 in light of the following factors:

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

•
For the Company’s expedited, freight brokerage, last mile and intermodal businesses, the Company has complete discretion to select contractors or other transportation providers (collectively, “service providers”). For its freight forwarding business, the Company enters into agreements with significant service providers that specify the cost of services, among other things, and has ultimate authority in providing approval for all service providers that can be used by its independently-owned stations. Independently-owned stations may further negotiate the cost of services with approved service providers for individual customer shipments.

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
Under certain supply chain contracts, billings in excess of revenue recognized are recorded as unearned revenue. Unearned revenue is recognized over the contract period as services are provided. In addition, the Company has deferred certain recoverable direct and incremental costs related to the setup of logistics operations under long-term contracts. These deferred setup costs are recognized as expense over the contract term.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less as of the date of purchase to be cash equivalents unless the investments are legally or contractually restricted for more than three months.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoice amount or in the case of unbilled amounts at the expected invoice amount. The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical experience, the age of the accounts receivable balances, credit quality of the Company’s customers, any specific customer collection issues that have been identified, current economic conditions, and other factors that may affect customers’ ability to pay. The Company writes off accounts receivable balances that have aged significantly once all collection efforts have been exhausted and the receivables are no longer deemed collectible from the customer. The rollforward of the allowance for doubtful accounts is as follows:

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Beginning balance	$9.8	$3.5	$0.6
Provision, charged to expense	12.9	6.9	2.6
Write-offs, less recoveries, and other adjustments	(5.8)	(0.6)	0.3
Ending balance	$16.9	$9.8	$3.5
Other Current Assets
Other current assets consist primarily of prepaid expenses, value-added taxes and income taxes receivable, miscellaneous receivables and inventory. Prepaid expenses are amortized over the respective contract term or other applicable time period.

Inventories are stated at the lower of cost or market using the weighted-average cost method and consist primarily of diesel fuel, vehicle spare parts and various consumable supplies. The following table outlines the Company’s other current assets:

	December 31,
(Dollars in millions)	2015	2014
Prepaid expenses	$142.3	$13.2
Value-added tax and income tax receivables	115.8	15.4
Miscellaneous receivables	50.5	5.4
Inventory	48.9	1.3
Other current assets	43.5	0.7
Total Other Current Assets	$401.0	$36.0
Property and Equipment
Property and equipment are generally recorded at cost, or in the case of acquired property and equipment, at fair value at the date of acquisition. Maintenance and repair expenditures are charged to expense as incurred. When assets are sold, the applicable costs and accumulated depreciation are removed from the accounts, and any gain or loss is included in income. For internally-developed software, the Company has adopted the provisions of ASC Topic 350-40, “Intangibles—Goodwill and Other.” Accordingly, certain costs incurred in the planning and evaluation stage of internally-developed computer software are expensed as incurred. Costs incurred during the application development stage are capitalized and included in property and equipment. Capitalized internally-developed software also includes the fair value of acquired internally-developed technology.
Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Classification	Estimated Useful Life
Buildings and leasehold improvements	Term of lease to 40 years
Vehicles, tractors, trailers and tankers	3 to 14 years
Rail cars, container and chassis	15 to 30 years
Machinery and equipment	5 to 10 years
Office and warehouse equipment	3 to 10 years
Computer software and equipment	3 to 5 years
For additional information refer to Note 6—Property and Equipment.
Goodwill and Intangible Assets with Indefinite Lives
Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. The Company follows the provisions of ASC Topic 350, “Intangibles—Goodwill and Other,” which requires an annual impairment test for goodwill. The Company may first choose to perform a qualitative evaluation of the likelihood of goodwill impairment. If the Company determines a quantitative evaluation is necessary, the goodwill at the reporting unit is subject to a two-step impairment test. The first step compares the book value of a reporting unit, including goodwill, with its fair value. If the book value of a reporting unit exceeds its fair value, the Company completes the second step in order to determine the amount of goodwill impairment loss that should be recorded. In the second step, the Company determines an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill. The amount of impairment is equal to the excess of the book value of goodwill over the implied fair value of that goodwill. The Company performs the annual impairment testing during the third quarter each year unless events or circumstances indicate impairment of the goodwill may have occurred before that time.
For goodwill impairment testing during the third quarter of 2015, the Company elected to bypass the qualitative evaluation, except for the reporting units associated with Norbert Dentressangle SA, as described below. The Company determines fair values for each of the reporting units using an income approach. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The Company uses its internal forecasts to estimate future cash flows and includes an estimate of long-term future growth rates based on its most recent views of the long-term outlook for the business. Actual results may differ from those assumed in the Company’s forecasts. The Company derives its discount rates using a capital asset pricing model and analyzing public company market data for its industry to estimate the weighted-average cost of capital. The Company uses discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in its internally developed forecasts. For the periods presented, the Company did not recognize any goodwill impairment as the estimated fair value of its reporting units with goodwill exceeded the book value of these reporting units. For each of the Company’s reporting units, the excess of the fair value over the book value ranged from 87% to over 100%. Given the 2015 acquisition of Norbert Dentressangle SA, the Company performed a qualitative evaluation of the likelihood of goodwill impairment on the reporting units associated with the former Norbert Dentressangle SA, concluding that no goodwill impairment existed. For additional information refer to Note 8—Goodwill.
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
The Company’s intangible assets subject to amortization consist of customer relationships, carrier relationships, trade names, non-compete agreements, and other intangibles. Customer relationships are amortized on an accelerated basis over the period of economic benefit based on the estimated cash flows attributable to the related intangible asset or on a straight-line basis over the useful lives of the related intangible asset. Trade names are amortized on an accelerated basis over the period of economic benefit based on the estimated cash flows attributable to the related intangible assets. Non-compete agreements, carrier relationships and other intangibles are amortized on a straight-line basis over the estimated useful lives of the related intangible asset. The range of estimated useful lives and the weighted-average useful lives of the respective intangible assets by type are as follows:

Classification	Estimated Useful Life	Weighted-Average Amortization Period
Customer relationships	3 to 14 years	12.35 years
Carrier relationships	2 years	2.00 years
Trade names	1.2 to 3.5 years	2.86 years
Non-compete agreements	Term of agreement	4.18 years
Other intangible assets	1.5 to 5 years	4.24 years
For additional information refer to Note 7—Intangible Assets.
Accrued Expenses
Accrued expenses consist primarily of accrued salaries and wages, accrued value-added tax and other taxes, accrued transportation and facility charges, accrued purchased services, accrued interest on the Company’s outstanding debt, accrued employee benefits, and accrued litigation and insurance claims, as well as other miscellaneous accrued expenses. The following table outlines the Company’s accrued expenses, other:

	December 31,
(Dollars in millions)	2015	2014
Accrued salaries and wages	$558.6	$50.1
Accrued value-added tax and other taxes	153.3	1.3
Accrued transportation and facility charges	156.1	4.9
Accrued insurance claims	95.3	5.8
Accrued estimated litigation liabilities	66.1	11.5
Accrued purchased services	61.7	18.9
Accrued interest	56.8	15.1
Accrued restricted stock cash settlements	19.3	—
Other accrued expenses	124.6	12.3
Total Accrued Expenses	$1,291.8	$119.9

Other Current Liabilities
Other current liabilities consist primarily of deferred revenue, employee benefits, bank overdrafts, estimated acquisition earn-out liability, income taxes payable, current portion of interest rate swap liability, and other current liabilities. Bank overdrafts represent short-term loans and are classified as liabilities on the consolidated balance sheets and financing cash flows in the consolidated statements of cash flows. The following table outlines the Company’s other current liabilities:

	December 31,
(Dollars in millions)	2015	2014
Deferred revenue	$62.4	$0.5
Employee benefits	38.7	—
Bank overdrafts	29.5	—
Acquisition earn-out liability	21.8	—
Current portion of interest rate swap liability	5.2	—
Other current liabilities	46.0	6.2
Total Other Current Liabilities	$203.6	$6.7
Self-Insurance Accruals
The Company uses a combination of self-insurance programs and purchased insurance to provide for the costs of medical, casualty, liability, vehicular, cargo and workers' compensation claims. The long-term portion of self-insurance accruals relates primarily to workers' compensation and vehicular claims that are expected to be payable over several years. The Company periodically evaluates the level of insurance coverage and adjusts insurance levels based on risk tolerance and premium expense.
The measurement and classification of self-insured costs requires the consideration of historical cost experience, demographic and severity factors, and judgments about the current and expected levels of cost per claim and retention levels. These methods provide estimates of the undiscounted liability associated with claims incurred as of the balance sheet date, including estimates of claims incurred but not reported. Changes in these assumptions and factors can materially affect actual costs paid to settle the claims and those amounts may be different than estimates.
Income Taxes
Taxes on income are provided for in accordance with ASC Topic 740, “Income Taxes.” Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book value and the tax basis of particular assets and liabilities, and the tax effects of net operating loss and capital loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the enactment date. A valuation allowance is provided to offset net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Management periodically assesses the likelihood that the Company will utilize its existing deferred tax assets and records a valuation allowance for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized.
Accounting for uncertainty in income taxes is determined based on ASC Topic 740, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. For additional information refer to Note 14—Income Taxes.
Foreign Currency Translation and Transactions
The assets and liabilities of foreign subsidiaries that use the local currency as their functional currency are translated to U.S. dollars (“USD”) using the exchange rate prevailing at each balance sheet date, with balance sheet currency translation adjustments recorded in accumulated other comprehensive income in the consolidated balance sheets. The assets and liabilities of foreign subsidiaries whose local currency is not their functional currency are remeasured from their local currency to their functional currency and then translated to USD. The results of operations of the Company's foreign subsidiaries are translated to USD using average exchange rates prevailing for each period presented. Foreign currency transactions recognized in the consolidated statements of operations are converted to USD by applying the exchange rate prevailing on the date of the transaction. Gains and losses arising from foreign currency transactions and the effects of remeasuring monetary assets and liabilities are recorded in foreign currency loss in the consolidated statements of operations.
Foreign currency transaction and remeasurement losses were $34.1 million, $0.4 million and $0.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
The aggregate net fair value estimates are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain financial instruments approximated their fair values as of December 31, 2015 and 2014, respectively. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses, and current maturities of long-term debt. Fair values approximate carrying values for these financial instruments since they are short-term in nature and are receivable or payable on demand. The fair value of the asset financing approximates the carrying value since the debt is primarily issued at a floating rate, may be prepaid any time at par without penalty and the remaining life is short-term in nature.
Cash equivalents consist of short-term interest-bearing instruments (primarily commercial paper, certificates of deposit and money market funds) with maturities of three months or less at the date of purchase. The carrying amounts for money market funds are a reasonable estimate of fair value and quoted market prices are available and accordingly, are classified as Level 1 instruments. Commercial paper and certificates of deposit are generally valued using published interest rates for instruments with similar terms and maturities, and accordingly, are classified as Level 2 instruments. The fair value of the Company's Senior Notes due 2022, Senior Notes due 2019, and convertible senior notes was estimated using quoted market prices for identical instruments in active markets. The fair value of the Company's Term Loan Facility, Senior Notes due 2021 and Euro private placement notes due 2020 was estimated using inputs that are readily available market inputs for long-term debt with similar terms and maturities. The fair value of the Company’s Senior Notes due 2018 and Senior Debentures due 2034 was estimated using an average of prices provided by multiple brokers. For additional information, refer to Note 9—Debt. The Company's derivative instruments include over-the-counter derivatives that are primarily valued using models that rely on observable market inputs, such as currency exchange rates and yield curves. For additional information refer to Note 15—Derivative Instruments.

The following table summarizes the carrying value and valuation of financial instruments within the fair value hierarchy:

	December 31, 2015
(Dollars in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents	$83.2	$83.2	$9.1	$74.1	$—
Financial Liabilities:
Senior Notes due 2022	$1,577.0	$1,479.8	$1,479.8	$—	$—
Senior Notes due 2021	536.6	507.5	—	507.5	—
Senior Notes due 2019	900.4	920.3	920.3	—	—
Senior Notes due 2018	268.2	271.0	—	271.0	—
Term loan facility	1,540.3	1,590.0	—	1,590.0	—
Senior Debentures due 2034	199.0	201.0	—	201.0	—
Convertible senior notes	46.8	89.1	89.1	—	—
Euro private placement notes due 2020	14.5	13.9	—	13.9	—
Derivative instruments	8.8	8.8	—	8.8	—

	December 31, 2014
(Dollars in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents	$330.8	$330.8	$330.8	$—	$—
Financial Liabilities:
Senior Notes due 2019	$490.2	$527.5	$527.5	$—	$—
Convertible senior notes	89.9	271.3	271.3	—	—
Derivative Instruments
The Company records all derivative instruments in the consolidated balance sheets as assets or liabilities at fair value. The Company’s accounting treatment for changes in the fair value of derivative instruments depends on whether the instruments have been designated and qualify as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company must designate the derivative based upon the exposure being hedged. The effective portions of cash flow hedges are recorded in accumulated other comprehensive income in the consolidated balance sheets until the hedged item is recognized in earnings. The effective portions of net investment hedges are recorded in accumulated other comprehensive income in the consolidated balance sheets as a part of the cumulative translation adjustment. The ineffective portions of cash flow hedges and net investment hedges are recorded in interest expense in the consolidated statements of operations. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings and are recorded in other expense in the consolidated statements of operations. Cash receipts and payments are classified according to the derivative’s nature. However, cash flows from derivative instruments that are accounted for as cash flow hedges are classified in the same category as the cash flows from the items being hedged. For additional information, refer to Note 15—Derivative Instruments.
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
The impact of plan amendments, actuarial gains and losses and prior-service costs are recorded in accumulated other comprehensive income, and are generally amortized as a component of net periodic benefit cost over the remaining service period of the active employees covered by the defined benefit pension plans. Unamortized gains and losses are amortized only to the extent they exceed 10% of the higher of the fair value of plan assets or the projected benefit obligation of the respective plan. For additional information, refer to Note 10—Employee Benefit Plans.

Stock-Based Compensation
The Company accounts for stock-based compensation based on the equity instrument’s grant date fair value in accordance with ASC Topic 718, “Compensation—Stock Compensation.” The fair value of each stock-based payment award is established on the date of grant. For grants of restricted stock units (“RSUs”) subject to service- or performance-based vesting conditions only, the fair value is established based on the market price on the date of the grant. For grants of RSUs subject to market-based vesting conditions, the fair value is established using the Monte Carlo simulation lattice model. For grants of options and stock appreciation rights (“SARs”), the Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based payment awards. The determination of the fair value of stock-based awards is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.
The weighted-average fair value of each stock option recorded in expense for the years ended December 31, 2015, 2014 and 2013 was estimated on the date of grant using the Black-Scholes option pricing model and is amortized over the requisite service period of the option. The Company has used one grouping for the assumptions, as its option grants have similar characteristics. The expected term of options granted has been derived based upon the Company’s history of actual exercise behavior and represents the period of time that options granted are expected to be outstanding. Historical data was also used to estimate option exercises and employee terminations. Estimated volatility is based upon the Company’s historical market price at consistent points in a period equal to the expected life of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and the expected dividend yield is zero. For options with graded vesting, it is the Company’s policy to recognize compensation cost on a straight-line basis over the requisite service period for the entire award; however, the amount of compensation cost recognized at any date will at least equal the portion of the grant date value of the award that is vested at that date.
For the Company’s performance-based restricted stock units (“PRSUs”), the Company recognizes expense over the awards’ requisite service period based on the number of awards expected to vest according to actual and expected financial results of the individual performance periods compared to set performance targets for those periods. If achievement of the performance targets for a PRSU award is not considered to be probable, then no expense will be recognized until achievement of such targets becomes probable. For additional information refer to Note 13—Stock-Based Compensation.
Earnings per Share
Earnings per common share are computed in accordance with ASC Topic 260, “Earnings per Share,” which requires companies to present basic earnings per share and diluted earnings per share. For additional information refer to Note 17—Earnings per Share.
New Accounting Standards
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue (Topic 606): “Revenue from Contracts with Customers.” This ASU, codified in the "Revenue Recognition" topic of the FASB Accounting Standards Codification, requires revenue to be recognized upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires disclosures sufficient to describe the nature, amount, timing, and uncertainty of revenue and cash flows arising from these customer contracts. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted for the first interim period within annual reporting periods beginning after December 15, 2016. This ASU can be applied either retrospectively to each prior reporting period presented or with the cumulative effect of initially applying the standard recognized on the date of adoption. The Company will adopt this standard in the first quarter of 2018. The Company is currently evaluating the method of application and the potential impact on the financial statements and related disclosures.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the standard and the impact, if any, on its consolidated financial statements and footnote disclosures.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): “Amendments to the Consolidation Analysis,” which simplifies consolidation accounting by reducing the number of consolidation models. It also changes certain criteria for identifying variable interest entities. The standard is effective for interim and annual periods beginning after December 15, 2015. The Company is currently evaluating the standard and the impact, if any, on its consolidated financial statements and footnote disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): “Simplifying the Presentation of Debt Issuance Costs,” which requires an entity to recognize debt issuance costs related to a recognized debt liability as a direct deduction from the debt liability on the balance sheet. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 31, 2015 and requires retrospective application to all prior periods presented. The Company has implemented the provisions of ASU 2015-03, retrospectively to all periods presented, for the December 31, 2015 annual reporting period. For the year-ended December 31, 2014, the implementation resulted in a reclassification of debt issuance costs of $11.8 million from long-term assets to the related debt liabilities on the balance sheet.
In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurements (Topic 820): “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” This ASU removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. This ASU is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. This standard will have an impact on the Company’s notes to consolidated financial statements; however, it will not have an effect on the consolidated balance sheets or the statements of consolidated income.
In May 2015, the FASB issued ASU No. 2015-09, Financial Services - Insurance (Topic 944): “Disclosures about Short-Duration Contracts.” This ASU requires insurance entities to disclose additional information about the liability for unpaid claims and claim adjustments. This standard is effective for fiscal years beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2016 and will be applied retrospectively by providing comparative disclosures for each period presented. The Company is currently evaluating the applicability of this standard to the activities of its captive insurance companies.
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): “Simplifying the Measurement of Inventory.” This ASU requires that inventory be measured at the lower of cost or net realizable value, rather than lower of cost or market. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the method of application and the potential impact on the financial statements and related disclosures.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): “Simplifying the Accounting for Measurement-Period Adjustments,” which simplifies how adjustments are made to provisional amounts recognized in a business combination during the measurement period. The standard is effective for interim and annual periods beginning after December 15, 2015. The Company is currently evaluating the standard and the impact, if any, on its consolidated financial statements and footnote disclosures.
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): “Balance Sheet Classification of Deferred Taxes.” This ASU simplifies the presentation of deferred income taxes in the classified statement of financial position by removing the requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts. The amendments in the update require that deferred tax liabilities and assets be classified as noncurrent in the classified statement of financial position. The standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The Company has implemented the provisions of ASU 2015-17, retrospectively to all periods presented, in the accompanying consolidated balance sheet. As of December 31, 2014, the implementation resulted in a current to noncurrent adjustment of $9.2 million to the Company’s deferred tax asset balance.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases, including operating leases. Under the new requirements, a lessee will recognize in the statement of financial position a liability to make lease payments (the lease liability) and the right-of-use asset representing the right to the underlying asset for the lease term. For leases with a term of 12 months or less, the lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendment is permitted. The Company is currently evaluating the standard and the impact on its consolidated financial statements and footnote disclosures.

3. Acquisitions
2015 Acquisitions
Con-way Inc.
On September 9, 2015, XPO entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Con-way Inc., a Delaware corporation, and Canada Merger Corp., a Delaware corporation and wholly owned subsidiary of XPO (“Merger Subsidiary”). Headquartered in Ann Arbor, Michigan, Con-way was a Fortune 500 company with a transportation and logistics network of 582 locations and approximately 30,000 employees serving over 36,000 customers.
Under the terms of the Merger Agreement, XPO caused Merger Subsidiary to commence a cash tender offer (the “Offer”) for all of Con-way's outstanding shares of common stock, par value $0.625 per share (the “Shares”), at a purchase price of $47.60 per Share, net to the seller in cash, without interest thereon and less any applicable withholding taxes. The Offer and withdrawal rights expired on October 30, 2015. A total of 46,150,072 Shares were validly tendered and not properly withdrawn pursuant to the Offer as of the expiration date, representing approximately 81.1% of the outstanding Shares. In addition, Notices of Guaranteed Delivery were delivered for 1,793,225 Shares, representing approximately 3.2% of the outstanding Shares. The number of Shares tendered satisfied the minimum condition, and all Shares that were validly tendered and not withdrawn pursuant to the offer were accepted for payment. The fair value of the total consideration paid in the Offer and Merger Agreement was $2,317.8 million, net of cash acquired of $437.3 million, consisting of $2,706.6 million of cash paid at the time of closing for the purchase of all of Con-way’s outstanding shares of common stock, $17.6 million representing the portion of replacement equity awards attributable to pre-acquisition service, and a $30.9 million liability for the settlement of certain Con-way stock-based compensation awards.
On October 30, 2015, following its acceptance of the tendered shares, XPO completed its acquisition of Con-way pursuant to the terms of the Merger Agreement. Merger Subsidiary merged with and into Con-way, with Con-way continuing as the surviving corporation as a wholly owned subsidiary of XPO. Pursuant to the Merger Agreement, at the effective time each Share issued and outstanding immediately prior to the effective time was converted into the right to receive the purchase price other than Shares owned by (i) Con-way, XPO or Merger Subsidiary, which Shares have been canceled and cease to exist, (ii) any subsidiary of Con-way or XPO (other than Merger Subsidiary), which Shares have been converted into shares of common stock of the surviving corporation, or (iii) stockholders who validly exercise appraisal rights under Delaware law with respect to such Shares. All Con-way shares not validly tendered into the Offer have been canceled and converted into the right to receive the same $47.60 per share, net to the seller in cash, without interest thereon and less any applicable withholding taxes, as is to be paid for all Shares that were validly tendered and not withdrawn in the Offer. Con-way shares have ceased trading on the New York Stock Exchange.
At the effective time (as specified in the Merger Agreement), each Con-way stock option and stock appreciation right, whether vested or unvested, was converted into an option to purchase shares of XPO common stock or a stock appreciation right in respect of XPO common stock, as applicable, with the same terms and conditions as were applicable to such stock option or stock appreciation right immediately prior to the Effective Time, with the number of shares of XPO common stock (rounded down to the nearest whole number of shares) subject to such stock option or stock appreciation right equal to the product of (i) the total number of Shares underlying such stock option or stock appreciation right immediately prior to the Effective Time, multiplied by (ii) the quotient obtained by dividing the per share merger consideration by the volume-weighted average trading price of XPO common stock on the New York Stock Exchange for the five consecutive trading days ending on the trading day immediately preceding the Closing Date (the “Equity Award Conversion Amount”), and with the exercise price applicable to such stock option or stock appreciation right to equal the quotient (rounded up to the nearest whole cent) obtained by dividing (a) the exercise price per Share applicable to such stock option or stock appreciation right immediately prior to the Effective Time, by (b) the Equity Award Conversion Amount.

(Dollars in millions)
Cash consideration	$2,706.6
Liability for equity award settlement	30.9
Portion of replacement equity awards attributable to pre-acquisition service	17.6
Cash acquired	(437.3)
Total consideration	$2,317.8

The Con-way transaction was accounted for as a business combination in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying consolidated balance sheet at their estimated fair values as of October 30, 2015, with the remaining unallocated purchase price recorded as goodwill. Goodwill represents the expected synergies and cost rationalization from the merger of operations as well as intangible assets that do not qualify for separate recognition such as an assembled workforce.
The following table outlines the consideration transferred and purchase price allocation at the respective estimated fair values as of October 30, 2015:

(Dollars in millions)
Consideration	$2,317.8
Accounts receivable	669.9
Other current assets	99.9
Property and equipment	1,931.0
Trade name	5.6
Non-compete agreements	2.4
Customer relationships	785.2
Deferred tax assets	34.6
Other long-term assets	48.5
Accounts payable	(353.5)
Accrued expenses, other	(380.6)
Other current liabilities	(27.5)
Long-term debt	(640.6)
Deferred tax liabilities	(689.4)
Employee benefit obligations	(159.8)
Other long-term liabilities	(196.7)
Goodwill	$1,188.8
As of December 31, 2015, the purchase price allocation is considered preliminary. Based on a preliminary allocation, $897.2 million of the goodwill relates to the Transportation reportable segment and $291.6 million of the goodwill relates to the Logistics reportable segment. The goodwill as a result of the acquisition is not deductible for income tax purposes. Con-way’s revenue and operating income included in the Company's results for the year ended December 31, 2015 were $896.2 million and $0.5 million, respectively.
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
On June 8, 2015, pursuant to the terms and subject to the conditions of the Share Purchase Agreement, Dentressangle Initiatives, Mrs. Evelyne Dentressangle, Mr. Pierre-Henri Dentressangle and Ms. Marine Dentressangle (collectively, the “Sellers”) sold to XPO and XPO purchased from the Sellers (the “Share Purchase”), all of the ordinary shares of ND owned by the Sellers, representing a total of approximately 67% of the share capital of ND and all of the outstanding share subscription warrants granted by ND to employees, directors or other officers of ND and its affiliates. Total cash consideration paid for the majority interest in the share capital of ND and settlement of the warrants was €1,437.0 million, or $1,603.9 million, excluding acquired debt. Consideration included only the portion of the fair value of the warrants attributable to service performed prior to the acquisition date. The remaining balance was recorded as compensation expense in the post-combination period. In conjunction with the Share Purchase Agreement, the Company agreed to settle certain performance stock awards of ND. Similar to the warrants, the consideration of €11.8 million, or $13.2 million, included only the portion of the fair value attributable to service performed prior to the acquisition date with the balance recorded as compensation expense in the post-combination period. The performance share settlement will be paid in cash with 50% of the awards paid 18 months from the acquisition date and the remaining 50% paid in 36 months. Further, as a result of the acquisition, the Company repaid certain indebtedness and related interest rate swap liabilities of ND totaling €628.5 million, or $705.0 million.

On June 11, 2015, XPO filed with the French Autorité des Marchés Financiers (the “AMF”) a mandatory simplified cash offer (the “Tender Offer”) to purchase all of the outstanding ordinary shares of ND (other than the shares already owned by XPO) at a price of €217.50 per share. On June 23, 2015, the Company received the necessary approval from the AMF to launch the Tender Offer and the Tender Offer was launched on June 25, 2015. The Tender Offer remained open for a period of 16 trading days. As of December 31, 2015, the Company purchased 1,921,553 shares under the Tender Offer and acquired a total of approximately 86.25% of the share capital of ND. The total fair value of the consideration provided for the noncontrolling interest in ND at the acquisition date is €702.5 million, or $784.2 million, which is based on the quoted market price of ND shares on the acquisition date. Total consideration is summarized in the table below in Euros (“EUR”) and USD:

(In millions)	In EUR	In USD
Cash consideration	€1,437.0	$1,603.9
Liability for performance share settlement	11.8	13.2
Repayment of indebtedness	628.5	705.0
Noncontrolling interests	702.5	784.2
Cash acquired	(134.6)	(151.0)
Total consideration	€2,645.2	$2,955.3
The ND Share Purchase was accounted for as a business combination in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying consolidated balance sheet at their estimated fair values as of June 8, 2015, with the remaining unallocated purchase price recorded as goodwill. Goodwill represents the expected synergies and cost rationalization from the merger of operations as well as intangible assets that do not qualify for separate recognition such as an assembled workforce.
The following table outlines the consideration transferred and purchase price allocation at the respective estimated fair values as of June 8, 2015:

(Dollars in millions)
Consideration	$2,955.3
Accounts receivable	1,060.4
Other current assets	350.2
Deferred tax assets	147.5
Property and equipment	730.7
Trade name covenants	40.0
Non-compete agreements	5.6
Customer relationships	827.0
Other long-term assets	68.3
Accounts payable	(804.1)
Accrued expenses, other	(422.0)
Other current liabilities	(164.6)
Long-term debt	(643.4)
Deferred tax liabilities	(366.8)
Employee benefit obligations	(142.3)
Other long-term liabilities	(155.2)
Noncontrolling interests	(37.2)
Goodwill	$2,461.2
As of December 31, 2015, the purchase price allocation is considered final, except for the fair value of property & equipment, favorable and unfavorable leasehold assets and liabilities, definite-lived intangible assets, taxes and assumed liabilities. Based on a preliminary allocation, $959.9 million of the goodwill relates to the Transportation reportable segment and $1,501.3 million of the goodwill relates to the Logistics reportable segment. The goodwill as a result of the acquisition is not deductible for local country income tax purposes. ND's revenue and operating income included in the Company's results for the year ended December 31, 2015 were $3,463.1 million and $45.1 million, respectively.
Bridge Terminal Transport Services, Inc.
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
The BTT acquisition was accounted for as a business combination in accordance with ASC Topic 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying consolidated balance sheet at their estimated fair values as of June 1, 2015 with the remaining unallocated purchase price recorded as goodwill. As a result of the acquisition, the Company recorded goodwill of $56.6 million and definite-lived intangible assets of $30.0 million. All goodwill relates to the Transportation reportable segment and is not deductible for income tax purposes. As of December 31, 2015, the purchase price allocation is considered final, except for the settlement of any working capital adjustments and the fair value of taxes and assumed liabilities.
UX Specialized Logistics
On February 9, 2015, the Company entered into an Asset Purchase Agreement with Earlybird Delivery Systems, LLC to acquire certain assets of UX Specialized Logistics, LLC (“UX”). The fair value of the total consideration paid under the UX Asset Purchase Agreement was $58.9 million and consisted of $58.1 million of cash paid at the time of closing, including an estimate of the working capital adjustment, and $0.8 million of equity. UX provided last mile logistics and same day delivery services for major retail chains and e-commerce companies.
The UX acquisition was accounted for as a business combination in accordance with ASC Topic 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying consolidated balance sheet at their estimated fair values as of February 9, 2015 with the remaining unallocated purchase price recorded as goodwill. As a result of the acquisition, the Company recorded goodwill of $28.9 million and definite-lived intangible assets of $18.8 million. All goodwill relates to the Transportation reportable segment and is fully deductible for income tax purposes. As of December 31, 2015, the purchase price allocation is considered final, except for the settlement of any working capital adjustments and the fair value of taxes and assumed liabilities.
2014 Acquisitions
New Breed Logistics
On July 29, 2014, the Company entered into a definitive Agreement and Plan of Merger (the “New Breed Merger Agreement”) with New Breed Holding Company (“New Breed”), providing for the Company to acquire all of New Breed (the “New Breed Transaction”). New Breed was a provider of highly engineered contract logistics solutions for multi-national and medium-sized corporations and government agencies in the United States. The closing of the transaction was effective on September 2, 2014. At the closing, the Company paid $615.9 million in cash including a $1.1 million estimate of the working capital adjustment.
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

The following table outlines the consideration transferred and purchase price allocation at the respective estimated fair values as of September 2, 2014:

(Dollars in millions)
Consideration	$615.9
Cash and cash equivalents	1.8
Accounts receivable	112.1
Other current assets	29.6
Property and equipment	112.7
Trade names	4.5
Contractual customer relationships asset	115.1
Contractual customer relationships liability	(5.6)
Non-contractual customer relationships	15.2
Other long-term assets	15.8
Accounts payable	(17.7)
Accrued expenses	(33.4)
Deferred tax liabilities, long-term	(75.0)
Other long-term liabilities	(9.3)
Goodwill	$350.1
The purchase price allocation is considered final. All goodwill relates to the Logistics reportable segment. The goodwill as a result of the acquisition is not deductible for income tax purposes. The working capital adjustments in connection with this acquisition have been finalized, and there was no material change in the purchase price as a result.
Atlantic Central Logistics
On July 28, 2014, the Company entered into a Stock Purchase Agreement to acquire all of the outstanding capital stock of Simply Logistics, Inc. d/b/a Atlantic Central Logistics (“ACL”) for $36.2 million in cash consideration and deferred payments. ACL provided e-commerce fulfillment services by facilitating the time-sensitive, local movement of goods between distribution centers and the end-consumer.
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
Pacer International
On January 5, 2014, the Company entered into a definitive Agreement and Plan of Merger (the “Pacer Merger Agreement”) with Pacer International, Inc. (“Pacer”), providing for the acquisition of Pacer by the Company (the “Pacer Transaction”). Pacer was an asset-light North American freight transportation and logistics services provider. The closing of the transaction was effective on March 31, 2014 (the “Effective Time”).
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

The Pacer Transaction was accounted for as a business combination in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying consolidated balance sheet at their fair values as of March 31, 2014, with the remaining unallocated purchase price recorded as goodwill. Goodwill represents the expected synergies and cost rationalization from the merger of operations as well as intangible assets that do not qualify for separate recognition such as an assembled workforce. The following table outlines the consideration transferred and purchase price allocation at the respective fair values as of March 31, 2014:

(Dollars in millions)
Consideration	$331.5
Cash and cash equivalents	22.3
Accounts receivable	119.6
Other current assets	9.4
Property and equipment	43.5
Trade names	2.8
Non-compete agreements	2.3
Contractual customer relationships	66.3
Non-contractual customer relationships	1.0
Deferred tax assets, long-term	2.8
Other long-term assets	2.4
Accounts payable	(71.6)
Accrued expenses, other	(53.7)
Other current liabilities	(2.0)
Other long-term liabilities	(11.6)
Goodwill	$198.0
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
Pro Forma Financial Information
The following unaudited pro forma consolidated results of operations present consolidated information of the Company as if the acquisitions of Con-way, ND, New Breed and Pacer had occurred as of January 1, 2014:

	Pro Forma Years Ended December 31,
(Dollars in millions, except per share data)	2015	2014
Revenue	$14,833.5	$14,991.0
Operating income	$204.0	$279.4
Net loss attributable to common shareholders	$(245.9)	$(172.7)
Basic loss per share	$(2.28)	$(2.03)
Diluted loss per share	$(2.28)	$(2.03)
Pro forma revenue decreased from 2014 to 2015 primarily due to a strengthening of the USD relative to the EUR (which had a negative impact on legacy ND’s revenue in 2015). Pro forma operating income and net loss attributable to common shareholders decreased from 2014 to 2015 primarily due to a strengthening of the USD relative to the EUR and costs incurred in 2015 in connection with various integration and restructuring activities. The unaudited pro forma consolidated results for the twelve-month periods were prepared using the acquisition method of accounting and are based on the historical financial information of Con-way, ND, New Breed, Pacer and the Company. The unaudited pro forma consolidated results incorporate historical financial information for all significant acquisitions since January 1, 2014. The historical financial information has been adjusted to give effect to pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed these acquisitions on January 1, 2014.

4. Restructuring Charges
In conjunction with various acquisitions, the Company has initiated facility rationalization and severance programs to close facilities and reduce employment in order to improve efficiency and profitability or adjust for the loss of certain business. The programs include facility exit activities and employment reduction initiatives.
The amount of restructuring charges incurred during the years ended December 31, 2015 and 2014 and included in the consolidated statements of operations as sales, general and administrative expense is summarized below. The table also includes charges recorded on ND’s opening balance sheet which were incurred prior to the acquisition date. Only ND restructuring initiatives in existence at the acquisition date were included in the purchase price allocation.

		Twelve months ended December 31, 2014
(Dollars in millions)	Reserve Balance at December 31, 2013	Charges Incurred	Payments	Reserve Balance at December 31, 2014
Corporate
Contract termination	$—	$6.0	$(2.2)	$3.8
Severance	—	5.4	(4.1)	1.3
Total	$—	$11.4	$(6.3)	$5.1

		Twelve months ended December 31, 2015
(Dollars in millions)	Reserve Balance at December 31, 2014	From ND Acquisition	Charges Incurred	Payments	Reserve Balance at December 31, 2015
Transportation
Contract termination	$—	$0.1	$—	$—	$0.1
Facilities	—	—	0.8	(0.2)	0.6
Severance	—	4.8	27.3	(5.4)	26.7
Total	—	4.9	28.1	(5.6)	27.4
Logistics
Contract termination	—	0.1	0.9	(0.2)	0.8
Severance	—	9.3	21.3	(5.1)	25.5
Total	—	9.4	22.2	(5.3)	26.3
Corporate
Contract termination	3.8	—	3.3	(3.1)	4.0
Severance	1.3	—	3.3	(1.1)	3.5
Total	5.1	—	6.6	(4.2)	7.5
Total	$5.1	$14.3	$56.9	$(15.1)	$61.2
5. Commitments and Contingencies
Lease Commitments
Under operating leases, the Company is required to make payments for various real estate, double-stack railcars, containers, chassis, tractors, data processing equipment, transportation and office equipment leases that have an initial or remaining non-cancelable lease term. Certain leases also contain provisions that allow the Company to extend the leases for various renewal periods.
Under certain capital lease agreements, the Company guarantees the residual value of tractors at the end of the lease term. The stated amounts of the residual-value guarantees have been included in the minimum lease payments below.
In connection with its capital leases, the Company reported $38.3 million of revenue equipment and $5.5 million of accumulated depreciation in the consolidated balance sheets as of December 31, 2015. Additionally, the Company reported $26.7 million of other equipment and $1.8 million of accumulated depreciation in the consolidated balance sheets as of December 31, 2015. There were an inconsequential amount of capital leases in 2014.

Future minimum lease payments with initial or remaining non-cancelable lease terms in excess of one year, at December 31, 2015, were as follows:

(Dollars in millions)	Capital Leases	Operating Leases
Year ending December 31:
2016	$22.0	$537.0
2017	14.8	414.1
2018	14.3	327.6
2019	3.8	246.9
2020	2.4	179.1
Thereafter (through 2027)	3.6	502.1
Total minimum lease payments	$60.9	$2,206.8
Amount representing interest	(1.8)
Present value of minimum lease payments	$59.1
Rent expense was approximately $412.1 million, $82.3 million and $6.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
The Company establishes accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Accruals for loss contingencies are reviewed quarterly and adjusted as additional information becomes available. In connection with certain acquisitions of privately-held businesses, the Company has retained purchase price holdbacks or escrows to provide security for a negotiated duration with respect to damages incurred in connection with pre-acquisition claims and litigation matters. If a loss is not both probable and reasonably estimable, or if an exposure to loss exists in excess of the amount accrued therefor or the applicable purchase price holdback or escrow, the Company assesses whether there is at least a reasonable possibility that a loss, or additional loss, may have been incurred. If there is a reasonable possibility that a loss, or additional loss, may have been incurred, the Company discloses the estimate of the possible loss or range of loss if it is material and an estimate can be made, or states that such an estimate cannot be made. The evaluation as to whether a loss is reasonably possible or probable is based on the Company’s assessment, in conjunction with legal counsel, regarding the ultimate outcome of the matter.
The Company believes that it has adequately accrued for, or has adequate purchase price holdbacks or escrows with respect to, the potential impact of loss contingencies that are probable and reasonably estimable. The Company does not believe that the ultimate resolution of any matters to which the Company is presently party will have a material adverse effect on its results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s financial condition, results of operations or cash flows. Legal costs incurred related to these matters are expensed as incurred.
The Company carries liability and excess umbrella insurance policies that it deems sufficient to cover potential legal claims arising in the normal course of conducting its operations as a transportation company. The liability and excess umbrella insurance policies do not cover the misclassification claims described in this Note. In the event the Company is required to satisfy a legal claim outside the scope of the coverage provided by insurance, the Company’s financial condition, results of operations or cash flows could be negatively impacted.

Intermodal Drayage Classification Claims
Certain of the Company’s intermodal drayage subsidiaries received notices from the California Labor Commissioner, Division of Labor Standards Enforcement (the “DLSE”), that a total of approximately 150 owner operators contracted with these subsidiaries filed claims in 2012 with the DLSE in which they assert that they should be classified as employees, as opposed to independent contractors. These claims seek reimbursement for the owner operators’ business expenses, including fuel, tractor maintenance and tractor lease payments. After a decision was rendered by a DLSE hearing officer in seven of these claims, in 2014, the Company appealed the decision to California Superior Court, San Diego, where a de novo trial was held on the merits of those claims. On July 17, 2015, the court issued a final statement of decision finding that the seven claimants were employees rather than independent contractors, and awarding an aggregate of $2.9 million plus post-judgment interest and attorneys’ fees to the claimants. The Company appealed this judgment, but cannot provide assurance that such appeal will be successful. The remaining DLSE claims (the “Pending DLSE Claims”) have been transferred to California Superior Court in three separate actions involving approximately 200 claimants, including the approximately 150 claimants mentioned above. These matters are in the initial procedural stages. The Company believes that it has adequately accrued for the potential impact of loss contingencies relating to the Pending DLSE Claims that are probable and reasonably estimable. The Company is unable at this time to estimate the amount of the possible loss or range of loss, if any, in excess of its accrued liability that it may incur as a result of the Pending DLSE Claims.
One of these intermodal drayage subsidiaries also is a party to a putative class action litigation (Manuela Ruelas Mendoza v. Pacer Cartage, Inc.) brought by Edwin Molina on August 19, 2013 and currently pending in the U.S. District Court, Southern District of California. Mr. Molina asserts that he should be classified as an employee, as opposed to an independent contractor, and seeks damages for alleged violation of various California wage and hour laws. Mr. Molina seeks to have the litigation certified as a class action involving all owner-operators contracted with this subsidiary at any time from August 2009 to the present, which could involve as many as 600 claimants. Certain of these potential claimants also may have Pending DLSE. This matter is in the initial stages of discovery and the court has not yet determined whether to certify the matter as a class action. The Company has reached an agreement to settle this litigation with the claimant. The settlement agreement has been approved by the court but remains subject to acceptance by a minimum percentage of members of the purported class. There can be no assurance that the settlement agreement will be accepted by the requisite percentage of members of the purported class.
Another of the Company’s intermodal drayage subsidiaries is a party to a putative class action litigation (C. Arevalo v. XPO Port Services, Inc.) brought by Carlos Arevalo in the Superior Court for the State of California, County of Los Angeles Central District filed in August 2015. Mr. Arevalo asserts that he should be classified as an employee, as opposed to an independent contractor, and seeks damages for alleged violation of various California wage and hour laws. Mr. Arevalo seeks to have the litigation certified as a class action involving all owner-operators contracted with this subsidiary at any time from August 2011 to the present. Certain of these potential claimants also may have Pending DLSE Claims. This matter is in the initial pleading stage and the court has not yet determined whether to certify the matter as a class action. The Company is unable at this time to estimate the amount of the possible loss or range of loss, if any, that it may incur as a result of this matter.
Last Mile Logistics Classification Claims
Certain of the Company’s last mile logistics subsidiaries are party to several putative class action litigations brought by independent contract carriers contracted with these subsidiaries in which the contract carriers assert that they should be classified as employees, as opposed to independent contractors. The particular claims asserted vary from case to case, but the claims generally allege unpaid wages, overtime, alleged failure to provide meal and rest periods and seek reimbursement of the contract carriers’ business expenses. Putative class actions against the Company’s subsidiaries are pending in Massachusetts (Celso Martins, Alexandre Rocha, and Calvin Anderson v. 3PD, Inc. filed in June 2011, pending in U.S. District Court, Massachusetts), Illinois (Marvin Brandon, Rafael Aguilera, and Aldo Mendez-Etzig v. 3PD, Inc. filed in May 2013, pending in U.S. District Court, Northern District of Illinois), California (Cesar Ardon et al v 3PD, Inc., filed in September 2013, pending in U.S. District Court, Central District of California and Fernando Ruiz v. Affinity Logistics Corp., filed in May 2005, pending in U.S. District Court, Southern District of California), New Jersey (Leonardo Alegre v. Atlantic Central Logistics, Simply Logistics, Inc., filed in March 2015, pending in U.S. District Court, New Jersey), Pennsylvania (Victor Reyes v. XPO Logistics, Inc., filed in May 2015, pending in U.S. District Court, Pennsylvania) and Connecticut (Carlos Taveras v. XPO Last Mile, Inc., filed in November 2015, pending in U.S. District Court, Connecticut). The Company has completed the settlement of the California (Ardon) litigation. The Company also has reached tentative agreements to settle the Massachusetts and Illinois litigations with the respective claimants, subject to court approval (in the case of the Massachusetts litigation) and acceptance by a minimum percentage of members of the respective purported class. There can be no assurance that the settlement agreements will be finalized and executed, that the respective court will approve any such settlement agreement or that it will be accepted by the requisite percentage of members of the respective purported class. The Company believes that it has adequately accrued for the potential impact of loss contingencies relating to the foregoing last mile logistics claims. The Company is unable at this time to estimate the amount of the possible loss or range of loss, if any, in excess of its accrued liability that it may incur as a result of these claims.

Last Mile TCPA Claims
The Company is a party to a putative class action litigation (Leung v. XPO Logistics, Inc., filed in May 2015 in the U.S. District Court, Illinois) alleging violations of the Telephone Consumer Protection Act (TCPA) related to an automated customer call system used by a last mile logistics business that the Company acquired. The Company has asserted indemnity rights pursuant the agreement by which it acquired this business, subject to certain limits. This matter is in the initial pleading stage and the court has not yet determined whether to certify the matter as a class action. The Company believes that it has adequately accrued for the potential impact of loss contingencies relating to this matter that are probable and reasonably estimable. The Company is unable at this time to estimate the amount of the possible loss or range of loss, if any, in excess of its accrued liability that it may incur as a result of this matter.
Less Than Truckload Meal Break Claims
The Company’s LTL subsidiary is a party to several class action litigations alleging violations of the state of California's wage and hour laws. Plaintiffs allege failure to provide drivers with required meal breaks and rest breaks. Plaintiffs seek to recover unspecified monetary damages, penalties, interest and attorneys’ fees. The primary case is Jose Alberto Fonseca Pina, et al. v. Con-way Freight Inc., et al. (the “Pina case”). The Pina case was initially filed in November 2009 in Monterey County Superior Court and was removed to the U.S. District Court of California, Northern District. On April 12, 2012, the court granted plaintiff's request for class certification in the Pina case as to a limited number of issues. The class certification rulings do not address whether the Company will ultimately be held liable.
The Company has denied any liability with respect to these claims and intends to vigorously defend itself in this case. The Company believes that it has adequately accrued for the potential impact of loss contingencies relating to these claims. There are multiple factors that render the Company unable at this time to estimate the amount of the possible loss or range of loss, if any, in excess of its accrued liability that it may incur as a result of these claims, including: (1) the Company is vigorously defending itself and believes that it has a number of meritorious legal defenses; and (2) at this stage in the case, there are unresolved questions of fact that could be important to the resolution of this matter.
Con-way Acquisition Litigation
On October 7, 2015, a purported stockholder of Con-way filed a putative class action complaint in the Delaware Court of Chancery, captioned Abrams v. Espe, et al., C.A. No. 11585-VCN. The complaint named the members of the board of directors of Con-way, XPO and an affiliate, and Citigroup Inc., financial advisor to Con-way in connection with the proposed acquisition, as defendants. The complaint alleged that the directors breached their fiduciary duties by, among other things, failing to maximize shareholder value in connection with the proposed transaction and failing to disclose certain information in the Schedule 14D-9 of Con-way relating to the proposed acquisition. The complaint also alleged that the other defendants aided and abetted those alleged breaches of fiduciary duty. The lawsuit sought, among other relief, rescissory damages and recovery of the costs of the action, including reasonable attorneys' and experts' fees. On February 24, 2016, the plaintiff filed a Stipulation and Proposed Order requesting dismissal of the action, and further noting their intent to submit an application for an award of attorneys’ fees and reimbursement of expenses. On February 24, 2016, the Delaware court granted the Order. No application for attorney’s fees and expenses has been made to date.
XPO Logistics Worldwide Government Services Investigation
On June 11, 2014, XPO Logistics Worldwide Government Services, LLC, formerly known as Menlo Worldwide Government Services, LLC (“Government Services”), a subsidiary of the contract logistics business that the Company acquired through the Con-way transaction, received a subpoena duces tecum from the U.S. Department of Defense Inspector General requesting records relating to an investigation of its compliance with the terms and conditions of its contractual arrangements with the United States Transportation Command (the “DTCI Contract”). Government Services received a follow-on Civil Investigative Demand from the U.S. Department of Justice dated September 30, 2015, related to the same or related matters. The Company believes that Government Services has fully complied in all material respects with the terms and conditions of the DTCI Contract. Government Services and XPO have cooperated fully in the investigation and intend to continue to do so. The Company is unable at this time to predict the outcome of the investigation. The Company has incurred and will continue to incur legal costs in connection with the investigation, and could incur additional costs, damages or penalties, depending on its outcome. The Company believes that it has adequately accrued for the potential impact of loss contingencies relating to this investigation that are probable and reasonably estimable. The Company is unable at this time to estimate the amount of the possible loss or range of loss, if any, in excess of its accrued liability that it may incur as a result of the investigation.

6. Property and Equipment
The following table summarizes the Company’s property and equipment as of December 31, 2015 and December 31, 2014:

	December 31,
(Dollars in millions)	2015	2014
Property and Equipment
Land	$359.5	$—
Buildings and leasehold improvements	476.8	33.2
Vehicles, tractors, trailers and tankers	1,440.5	4.4
Rail cars, containers and chassis	13.3	13.0
Machinery and equipment	312.6	44.4
Office and warehouse equipment	79.5	32.9
Computer software and equipment	379.3	141.3
	3,061.5	269.2
Less: Accumulated depreciation	(209.3)	(47.3)
Total Property and Equipment, net	$2,852.2	$221.9
Depreciation of property and equipment was $203.0 million, $35.8 million and $6.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. The net book value of capitalized internally-developed software totaled $122.8 million and $70.1 million as of December 31, 2015 and 2014, respectively.
7. Intangible Assets
The following summarizes the Company’s identifiable intangible assets as of December 31, 2015 and December 31, 2014:

	December 31,
(Dollars in millions)	2015	2014
Definite-lived intangibles:
Customer relationships	$2,017.0	$376.6
Trade names	51.0	15.4
Non-compete agreements	18.7	9.8
Carrier relationships	12.1	12.1
Other intangible assets	2.2	2.2
	2,101.0	416.1
Less: Accumulated amortization	(224.5)	(74.6)
Total Identifiable Intangible Assets, net	$1,876.5	$341.5
At December 31, 2015, accumulated amortization consists of $174.4 million for customer relationships, $29.1 million for trade names, $6.8 million for non-compete agreements, $12.1 million for carrier relationships, and $2.1 million for other intangible assets. At December 31, 2014, accumulated amortization consists of $52.0 million for customer relationships, $9.2 million for trade names, $2.9 million for non-compete agreements, $8.4 million for carrier relationships, and $2.1 million for other intangible assets.
Estimated future amortization expense for amortizable intangible assets for the next five years is as follows:

(Dollars in millions)	2016	2017	2018	2019	2020
Estimated amortization expense	$201.3	$187.4	$179.0	$172.7	$166.6
Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.
Intangible asset amortization expense recorded in sales, general and administrative expense was $160.8 million, $62.5 million and $14.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

8. Goodwill
The following table is a roll-forward of goodwill from December 31, 2013 to December 31, 2015. The 2015 additions are the result of the goodwill recognized as excess purchase price in the acquisitions of Con-way, ND, BTT and UX, additional estimated litigation liabilities, and other adjustments related to prior year acquisitions for which the measurement period remained open. The 2014 additions are the result of the goodwill recognized as the excess purchase price in the acquisitions of Pacer, ACL and New Breed. For additional information on the litigation liabilities, refer to Note 5—Commitments and Contingencies.

(Dollars in millions)	Transportation	Logistics	Total
Goodwill at December 31, 2013	$363.4	$—	$363.4
Acquisitions	213.9	352.3	566.2
Other Adjustments	(0.3)	—	(0.3)
Goodwill at December 31, 2014	577.0	352.3	929.3
Acquisitions	1,942.6	1,792.9	3,735.5
Impact of foreign exchange translation	(23.7)	(37.1)	(60.8)
Litigation liability adjustments, net of tax	10.5	—	10.5
Other adjustments	(1.7)	(2.2)	(3.9)
Goodwill at December 31, 2015	$2,504.7	$2,105.9	$4,610.6
9. Debt
Senior Notes
On August 25, 2014, the Company completed a private placement of $500.0 million aggregate principal amount of 7.875% Senior Notes due 2019. On February 13, 2015, the Company completed an additional private placement of $400.0 million aggregate principal amount of Senior Notes due 2019 for a total issuance of $900.0 million. The additional Senior Notes due 2019 have terms identical to those of the $500.0 million Senior Notes due 2019 and were issued at a premium of 104%, resulting in a $16.0 million premium. On June 4, 2015, the Company completed a private placement of $1,600.0 million aggregate principal amount of 6.50% Senior Notes due 2022 and €500.0 million Euro-denominated aggregate principal amount of 5.75% Senior Notes due 2021. Total unamortized debt issuance costs related to the Senior Notes classified in long-term debt at December 31, 2015 are $43.6 million.
The Senior Notes due 2019 bear interest at a rate of 7.875% per annum payable semiannually, in cash in arrears, on March 1 and September 1 of each year, commencing March 1, 2015 and maturing on September 1, 2019. The Senior Notes due 2022 bear interest at a rate of 6.50% per annum payable semiannually, in cash in arrears, on June 15 and December 15 of each year, commencing December 15, 2015 and maturing on June 15, 2022. The Senior Notes due 2021 bear interest at a rate of 5.75% per annum payable semiannually, in cash in arrears, on June 15 and December 15 of each year, commencing December 15, 2015 and maturing on June 15, 2021.
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
In conjunction with the Company’s acquisition of Con-way described in Note 3—Acquisitions, the Company assumed Con-way’s 7.25% Senior Notes due 2018 with an aggregate principal amount of $425.0 million. The Senior Notes due 2018 bear interest at a rate of 7.25% per annum payable semiannually, in cash in arrears, on January 15 and July 15 of each year, maturing on January 15, 2018. Prior to their maturity, the Company may redeem some or all of the Senior Notes due 2018 at a redemption price equal to the greater of (i) the principal amount being redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, discounted at the redemption date on a semi-annual basis at the rate payable on a U.S. Treasury note having a comparable maturity plus 50 basis points. The notes also contain various restrictive covenants, including limitations on (i) the incurrence of liens and (ii) consolidations, mergers and asset sales.
The Senior Notes due 2018 require the Company to offer to repurchase the notes upon the occurrence of both (i) a change in control, and (ii) a below investment-grade rating by any two of Moody's, Standard and Poor's or Fitch Ratings. The repurchase price would be equal to 101% of the aggregate principal amount of the notes repurchased plus any accrued and unpaid interest. The acquisition of Con-way constituted a change of control under the terms and conditions of the Senior Notes due 2018. In October 2015, Standard and Poor’s downgraded Con-way’s corporate credit rating to ‘B’ from ‘BBB-’ and in November 2015 Moody’s downgraded Con-way’s senior unsecured notes to ‘B3’ from ‘Baa3’. As a result, the Company offered to redeem Senior Notes due 2018, and in December 2015, holders of $159.2 million of the Senior Notes due 2018 tendered the notes back to the Company, which the Company redeemed at 101% of par, plus accrued interest of $5.1 million.
Senior Debentures
In conjunction with the Company’s acquisition of Con-way described in Note 3—Acquisitions, the Company assumed Con-way’s 6.70% Senior Debentures due 2034 (the “Senior Debentures”) with an aggregate principal amount of $300.0 million. The Senior Debentures bear interest at a rate of 6.70% per annum payable semiannually, in cash in arrears, on May 1 and November 1 of each year, maturing on May 1, 2034. Prior to their maturity, the Company may redeem some or all of the Senior Debentures at a redemption price equal to the greater of (i) the principal amount being redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Senior Debentures being redeemed, discounted at the redemption date on a semi-annual basis at the rate payable on a U.S. Treasury note having a comparable maturity plus 35 basis points. The Senior Debentures were issued under an indenture that restricts the Company’s ability, with certain exceptions, to incur debt secured by liens. In accordance with ASC 805 “Business Combinations,” the Senior Debentures were recorded at fair value on the Con-way acquisition date, resulting in a fair value discount of $101.3 million on October 30, 2015. Including amortization of the fair value adjustment, interest expense on the Senior Debentures is recognized at an annual effective interest rate of 10.96%.
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
The Euro Private Placement Notes are subject to leverage ratio and indebtedness ratio financial covenants, as defined in the agreements. ND is required to maintain a leverage ratio of less than or equal to 3.50 and an indebtedness ratio of less than or equal to 2.00 as of each semi-annual testing date. As of December 31, 2015, the latest semi-annual testing date, ND is in compliance with the financial covenants.
The Company may redeem all, but not some, of the Euro Private Placement Notes at any time prior to the maturity date, at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, plus the applicable “make-whole” premium, as defined in the indenture.
Asset Financing
In conjunction with the Company's acquisition of ND, the Company assumed ND's asset financing arrangements. The financing is unsecured and is used to purchase Company-owned trucks in Europe. The financing arrangements are denominated in USD, EUR, British Pounds Sterling and Romanian New Lei, with primarily floating interest rates. As of December 31, 2015, interest rates on asset financing range from 0.269% to 5.5% and initial terms range from five years to ten years.
Debt Facilities
The Company may from time to time use debt financing for acquisitions and business start-ups, among other corporate purposes. The Company also enters into long-term debt and capital leases with various third parties from time to time to finance certain operational equipment and other assets used in its business operations. Generally, these loans and capital leases bear interest at market rates, and are collateralized with accounts receivable, equipment and certain other assets of the Company.
On October 30, 2015, the Company entered into the Second Amended and Restated Revolving Loan Credit Agreement (the “ABL Facility”) among XPO and certain of XPO’s U.S. and Canadian wholly owned subsidiaries (which include the U.S. subsidiaries of the former Con-way), as borrowers, the other credit parties from time to time party thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc. (“MSSF”), as agent for such lenders. The ABL Facility replaces XPO’s existing Amended Credit Agreement, and, among other things, (i) increases the commitments under the ABL Facility to $1.0 billion, (ii) permits the previously announced acquisition of Con-way, and the transactions relating thereto, (iii) reduces the margin on loans under the ABL Facility by 0.25% from that contained in the existing Amended Credit Agreement and (iv) matures on October 30, 2020 (subject, in certain circumstances, to a springing maturity in the event that XPO’s Senior Notes due 2019 are not repaid or subjected to a cash reserve three months prior to the maturity date thereof). Up to $350 million of the ABL Facility is available for issuance of letters of credit, and up to $50 million of the ABL Facility is available for swing line loans. Total unamortized debt issuance costs related to the ABL Facility classified in other long-term assets at December 31, 2015 were $9.6 million.
Availability on the ABL Facility is equal to the borrowing base less advances and outstanding letters of credit. The borrowing base includes a fixed percentage of (i) eligible U.S. and Canadian accounts receivable plus (ii) any eligible U.S. and Canadian rolling stock and equipment. At December 31, 2015, the borrowing base was $932.9 million, which includes a portion of the Company’s tractor fleet. Availability under the ABL Facility was $692.3 million at December 31, 2015 after considering outstanding letters of credit of $240.6 million. At December 31, 2015, there are no outstanding advances on the ABL Facility. XPO may from time to time increase base availability under the ABL Facility up to $1.0 billion less any then outstanding letters of credit by including into the borrowing additional rolling stock and equipment. A maximum of 20% of the borrowing base can be attributable to the equipment and rolling stock in the aggregate.
The ABL Facility is secured on a first lien basis by the assets of the credit parties which constitute ABL Facility priority collateral and on a second lien basis by certain other assets.  ABL Facility priority collateral consists primarily of U.S. and Canadian accounts receivable as well as any U.S. and Canadian rolling stock and equipment included by XPO in the borrowing base. The Company’s borrowings under the ABL Facility will bear interest at a rate equal to LIBOR or a Base Rate, as defined in the agreement, plus an applicable margin of 1.50% to 2.00%, in the case of LIBOR loans, and 0.50% to 1.00%, in the case of Base Rate loans. The ABL Facility contains representations and warranties, affirmative and negative covenants and events of default customary for agreements of this nature. The commitment termination date on the ABL Facility is the earlier of (a) the stated termination date, October, 30, 2020, and (b) May 31, 2019 (the “Early Termination Date”), unless prior to or as of the

Early Termination Date, the Senior Notes due 2019 have been discharged, defeased, redeemed, repaid in full, all obligations thereunder have been terminated or the maturity thereof has been extended beyond February 1, 2021.
Among other things, the covenants in the ABL Facility limit the Company’s ability to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make certain investments and restricted payments; and enter into certain transactions with affiliates. In certain circumstances, such as if availability is below certain thresholds, the ABL Facility also requires the Company to maintain a Fixed Charge Coverage Ratio (as defined in the ABL Facility) of not less than 1.00 to 1.00. As of December 31, 2015, the Company is in compliance with this financial covenant. If an event of default under the ABL Facility shall occur and be continuing, the commitments thereunder may be terminated and the principal amount outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable. Certain subsidiaries acquired by the Company in the future may be excluded from the restrictions contained in certain of the foregoing covenants.
In connection with the Company’s acquisition of Con-way, the Company terminated Con-way’s existing credit agreement and transferred all outstanding letters of credit to the ABL Facility.
Convertible Senior Notes
At December 31, 2015, the Company had outstanding $52.3 million aggregate principal amount of Convertible Notes. Total unamortized debt issuance costs classified in long-term debt at December 31, 2015 are $1.2 million. Interest is payable on the Convertible Notes on April 1 and October 1 of each year.
During the year ended December 31, 2015, the Company issued an aggregate of 3,315,705 shares of the Company’s common stock to certain holders of the Convertible Notes in connection with the conversion of $54.5 million aggregate principal amount of the Convertible Notes. The conversions were allocated to long-term debt and equity in the amounts of $46.8 million and $55.6 million, respectively. A loss on conversion of $10.0 million was recorded as part of the transactions. Certain of these transactions represented induced conversions pursuant to which the Company paid the holder a market-based premium in cash. The negotiated market-based premiums, in addition to the difference between the current fair value and the book value of the Convertible Notes, were reflected in interest expense. The number of shares of common stock issued in the foregoing transactions equals the number of shares of common stock presently issuable to holders of the Convertible Notes upon conversion under the original terms of the Convertible Notes.
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
The Convertible Notes may be redeemed by the Company on or after October 1, 2015 if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. As of December 31, 2015 the Convertible Notes were redeemable under this provision. The Company may redeem the Convertible Notes in whole, but not in part, at a redemption price in cash equal to 100% of the principal amount to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, plus a make-whole premium payment. The “make whole premium” payment or delivery will be made, as the case may be, in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, equal to the present values of the remaining scheduled payments of interest on the Convertible Notes to be redeemed through October 1, 2017 (excluding interest accrued to, but excluding, the redemption date), computed using a discount rate equal to 4.50%. The make-whole premium is paid to holders whether or not they convert the Convertible Notes following the Company’s issuance of a redemption notice.
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

Term Loan Facility
On October 30, 2015, XPO entered into a senior secured term loan credit agreement (the “Term Loan Facility”) with certain U.S. subsidiaries of XPO from time to time party thereto, MSSF, as agent, and the lenders from time to time party thereto. The Term Loan Facility provided for a single borrowing of $1.6 billion on the date thereof, which XPO used, together with cash on hand, to finance the consummation of the Offer and the acquisition of Con-way on October 30, 2015 and the transactions related thereto. The Term Loan Facility was issued at an original issue discount of $32.0 million.
The Term Loan Facility is secured on a first lien basis by certain assets of the credit parties which constitute Term Loan Facility priority collateral, as described in the Term Loan Facility loan documents, and on a second lien basis by ABL Facility priority collateral. Term Loan Facility priority collateral consists primarily of capital stock of certain of XPO’s subsidiaries and certain intellectual property, investment property and real estate assets owned by the credit parties. The Term Loan Facility contains representations and warranties, affirmative and negative covenants and events of default customary for agreements of this nature. XPO’s borrowings under the Term Loan Facility will bear interest at a rate equal to LIBOR or a Base Rate, as defined in the agreement, plus an applicable margin of 4.50%, in the case of LIBOR loans, and 3.50%, in the case of Base Rate loans. The Term Loan Facility matures on October 30, 2021. Total unamortized debt issuance costs related to the Term Loan Facility classified in long-term debt at December 31, 2015 are $28.2 million.
On the last business day of each fiscal quarter, commencing with the fiscal quarter ending March 31, 2016, a portion of the principal amount in an amount equal to 0.25% of the loan amount is to be repaid. In addition, commencing with the fiscal year ending December 31, 2016, the Company must prepay an aggregate principal amount of the Term Loan Facility equal to (a) 50% of Excess Cash Flow, as defined in the agreement, if any, for the most recent fiscal year ended minus (b) the sum of (i) all voluntary prepayments of loans during such fiscal year and (ii) all voluntary prepayments of loans under the ABL Facility or any other revolving credit facilities during such fiscal year to the extent accompanied by a corresponding permanent reduction in the commitments under the credit agreement or any other revolving credit facilities in the case of each of the immediately preceding clauses (i) and (ii), to the extent such prepayments are funded with internally generated cash flow, as defined in the agreement; provided, further, that (x) the Excess Cash Flow percentage shall be 25% if the Consolidated Secured Net Leverage Ratio of Borrower, as defined in the agreement, for the fiscal year was less than or equal to 3.00:1.00 and greater than 2.50:1.00 and (y) the Excess Cash Flow percentage shall be 0% if the Consolidated Secured Net Leverage Ratio of Borrower for the fiscal year was less than or equal to 2.50:1.00. The remaining principal is due at maturity.

The following table outlines the Company’s debt obligations as of December 31, 2015 and December 31, 2014:

(Dollars in millions)	Stated Interest Rates	Initial Term (months)	As of December 31, 2015	As of December 31, 2014
ABL Facility	2.64%	60	$—	$—
Senior Notes due 2022	6.50%	84	1,600.0	—
Senior Notes due 2021	5.75%	72	544.4	—
Senior Notes due 2019	7.88%	60	900.0	500.0
Senior Notes due 2018	7.25%	120	265.8	—
Term loan facility	5.50%	72	1,600.0	—
Senior Debentures due 2034	6.70%	360	300.0	—
Convertible senior notes	4.50%	60	52.3	106.8
Euro Private Placement Notes due 2020	4.00%	84	13.1	—
Asset financing [a]	1.38%	67	262.5	—
Notes payable	Various	Various	3.5	1.8
Capital leases for equipment	1.40%	70	59.1	0.2
Total debt			5,600.7	608.8
Plus: unamortized premium on Senior Notes due 2019			13.2	—
Plus: unamortized fair value premium on Senior Notes due 2018			2.4	—
Plus: unamortized fair value premium on Euro Private Placement Notes			1.4	—
Less: unamortized fair value discount on Senior Debentures due 2034			(101.0)	—
Less: unamortized discount on convertible senior notes			(4.3)	(14.9)
Less: unamortized discount on term loan facility			(31.5)	—
Less: current maturities of long-term debt			(135.3)	(1.8)
Less: debt issuance costs			(73.0)	$(11.8)
Total long-term debt, net of current maturities			$5,272.6	$580.3

[a] The stated interest rate and initial term (in months) for the asset financing is the weighted-average stated interest rate and initial term (in months), respectively.
The following table outlines the Company’s principal payment obligations on debt and capital leases for the next five years:

(Dollars in millions)	2016	2017	2018	2019	2020
Principal payments on debt and capital leases	$135.3	$174.5	$345.5	$940.6	$34.9

10. Employee Benefit Plans
Defined Benefit Pension Plans
As a result of the Company's acquisition of ND as described in Note 3—Acquisitions, the Company maintains defined benefit pension plans for certain employees in the United Kingdom. These plans consist of the Christian Salvesen Pension Scheme (“CSPS”) and TDG Pension Scheme (“TDGPS” and together with the CSPS, the “UK Plans”). As a result of the Company’s acquisition of ND, the Company also maintains defined benefit pension plans for certain of its foreign subsidiaries. These international defined benefit pension plans are excluded from the disclosures below due to their immateriality.
As a result of the Company’s acquisition of Con-way as described in Note 3—Acquisitions, the Company maintains defined benefit pension plans for certain employees in the United States. These pension plans include qualified plans that are eligible for certain beneficial treatment under the Internal Revenue Code of 1986, as amended (“IRC”), as well as non-qualified plans that do not meet the IRC criteria. The Company’s qualified defined benefit pension plans consist of a primary qualified defined benefit pension plan and another qualified defined benefit pension plan (the “U.S. Qualified Plans”). The Company’s non-qualified defined benefit pension plans (collectively, the “U.S. Non-Qualified Pension Plans” and together with the U.S.

Qualified Plans, the “U.S. Plans”) consist mostly of a primary non-qualified supplemental defined benefit pension plan and provides additional benefits for certain employees who are affected by IRC limitations on compensation eligible for benefits available under the qualified plans. As a result of the Company’s acquisition of Con-way, the Company maintains defined benefit pension plans sponsored by certain of Con-way’s foreign subsidiaries. These international defined benefit pension plans are excluded from the disclosures below due to their immateriality. Both the U.S. and UK Plans do not allow for new plan participants or additional benefit accruals.
Defined benefit pension plan obligations are measured based on the present value of projected future benefit payments for all participants for services rendered to date. The projected benefit obligation is a measure of benefits attributed to service to date assuming that the plan continues in effect and that estimated future events (including turnover and mortality) occur. The net periodic benefit costs are determined using assumptions regarding the projected benefit obligation and the fair value of plan assets as of the ND and Con-way acquisition dates. Net periodic benefit costs are recorded in sales, general and administrative expense. The funded status of the defined benefit pension plans, which represents the difference between the projected benefit obligation and the fair value of plan assets, is calculated on a plan-by-plan basis. The Company did not have defined benefit pension plans prior to June 2015.
Funded Status of Defined Benefit Pension Plans
The following tables provide a reconciliation of the changes in the plans’ projected benefit obligations as of December 31, 2015:

(Dollars in millions)	U.S. Qualified Plans	U.S Non-Qualified Plans	UK Plans
Projected benefit obligation at December 31, 2014	$—	$—	$—
From acquisitions	1,685.8	74.1	1,393.4
Interest cost	12.7	0.5	28.6
Actuarial gain	(23.0)	(0.7)	(65.3)
Foreign currency exchange rate changes	—	—	(37.5)
Benefits paid	(9.7)	(0.9)	(31.5)
Projected benefit obligation at December 31, 2015	$1,665.8	$73.0	$1,287.7

The following tables provide a reconciliation of the changes in the plans' fair value of plan assets as of December 31, 2015:

(Dollars in millions)	U.S. Qualified Plans	U.S Non-Qualified Plans	UK Plans
Fair value of plan assets at December 31, 2014	$—	$—	$—
From acquisitions	1,659.4	—	1,290.5
Actual return (loss) on plan assets	(29.8)	—	(30.3)
Employer contributions	—	0.9	10.3
Benefits paid	(9.7)	(0.9)	(31.5)
Foreign currency exchange rate changes	—	—	(35.2)
Fair value of plan assets at December 31, 2015	$1,619.9	$—	$1,203.8

The following table provides the funded status of the plans as of December 31, 2015:

(Dollars in millions)	U.S. Qualified Plans	U.S Non-Qualified Plans	UK Plans
Funded Status:
Fair value of plan assets	$1,619.9	$—	$1,203.8
Projected benefit obligation	1,665.8	73.0	1,287.7
Funded status at December 31, 2015	$(45.9)	$(73.0)	$(83.9)
Funded Status Recognized in Balance Sheet:
Long-term assets	$17.3	$—	$—
Current liabilities	—	(5.2)	—
Long-term liabilities	(63.2)	(67.8)	(83.9)
Total liability at December 31, 2015	$(45.9)	$(73.0)	$(83.9)
Plans with projected and accumulated benefit obligation in excess of plan assets:
Projected and accumulated benefit obligation	$1,645.7	$73.0	$1,287.7
Fair value of plan assets	1,582.5	—	1,203.8
Weighted-average assumptions as of December 31:
Discount rate	4.65%	4.65%	3.75%
The following table provides amounts included in accumulated other comprehensive loss that have not yet been recognized in net periodic benefit expense as of December 31, 2015:

(Dollars in millions)	U.S. Qualified Plans	U.S Non-Qualified Plans	UK Plans
Actuarial gain (loss)	$(22.2)	$0.7	$0.5

The following table sets forth the amount of net periodic benefit cost and amounts recognized in other comprehensive income or loss for the year ended December 31, 2015:

(Dollars in millions)	U.S. Qualified Plans	U.S Non-Qualified Plans	UK Plans
Net periodic benefit expense (income):
Interest cost	$12.7	$0.5	$28.6
Expected return on plan assets	(15.4)	—	(34.6)
Net periodic benefit expense (income)	$(2.7)	$0.5	$(6.0)
Amounts recognized in other comprehensive income or loss:
Actuarial loss (gain)	22.2	(0.7)	(0.5)
Loss (gain) recognized in other comprehensive income or loss	$22.2	$(0.7)	$(0.5)
No amounts in accumulated other comprehensive loss are expected to be recognized as components of net periodic benefit expense (income) for the year ended December 31, 2016.
The following table outlines the weighted-average assumptions used to determine the net periodic benefit cost at December 31, 2015:

	U.S. Qualified Plans	UK Plans
Discount rate	4.55%	3.75%
Expected long-term rate of return on plan assets	5.57%	5.40%
No rate of compensation increase was assumed as the plans are frozen to additional participant benefit accruals. As of December 31, 2015, the impact of a 25 basis point decrease in the discount rate would increase the projected benefit obligation by approximately $60.0 million, $1.9 million and $51.0 million for the U.S. Qualified Plans, U.S. Non-Qualified Plans and UK Plans, respectively.

Expected benefit payments for the defined benefit pension plans are summarized below. These estimates are based on assumptions about future events. Actual benefit payments may vary from these estimates.

(Dollars in millions)	U.S. Qualified Plans	U.S Non-Qualified Plans	UK Plans
Year ending December 31:
2016	$66.0	$5.2	$51.9
2017	70.1	5.2	53.4
2018	74.3	5.2	54.9
2019	78.9	5.2	59.3
2020	83.8	5.2	60.8
2021-2025	479.5	25.2	347.1
Plan Assets
U.S. Qualified Plans
The U.S. Qualified Plans’ assets are segregated from those of the Company and are managed pursuant to a long-term allocation strategy that seeks to mitigate the funded status volatility by increasing exposure to fixed income investments over time. This strategy was developed by analyzing a variety of diversified asset-class combinations in conjunction with the projected liabilities.
The current investment strategy is to achieve a mix of approximately 76% in fixed income securities and 24% of investments in equity securities. The target allocations for fixed income securities includes 7% in global opportunistic fixed income. The target allocations for equity securities include 12% in U.S. large companies, 2% in U.S. small companies, and 10% in international companies. Investments in equity securities are allocated between growth- and value-style investment strategies and are diversified across industries and investment managers. Investments in fixed income securities consist primarily of high-quality U.S. and global corporate or government debt instruments in a variety of industries. Investments in equity and fixed income securities consist of individual securities held in managed separate accounts as well as commingled investment funds.
The investment strategy does not include a meaningful long-term investment allocation to cash and cash equivalents; however, the cash allocation may rise periodically in response to timing considerations regarding contributions, investments, and the payment of benefits and eligible plan expenses. Additionally, the level of cash and cash equivalents may reflect the un-invested balance of each manager's allocated portfolio balance. This "un-invested cash" is typically held in a short-term fund that invests in money-market instruments, including commercial paper and other liquid short-term interest-bearing instruments.
The investment policy does not allow investment managers to use market-timing strategies or financial derivative instruments for speculative purposes. However, financial derivative instruments are used to manage risk and achieve stated investment objectives regarding duration, yield curve, credit and equity exposures. Generally, the investment managers are prohibited from short selling, trading on margin, and trading commodities, warrants or other options, except when acquired as a result of the purchase of another security, or in the case of options, when sold as part of a covered position. The Company’s investment policies also restrict the investment managers from accumulating concentrations by issuer, country or industry segment.
The assumption of 5.65% for the overall expected long-term rate of return in 2016 was developed using asset allocation, return, risk (defined as standard deviation), and correlation expectations. The return expectations are created using long-term historical returns and current market expectations for inflation, interest rates and economic growth.
UK Plans
The UK Plans’ assets are segregated from those of the Company and invested by trustees, which include Company representatives, with the goal of meeting the respective plans' projected future pension liabilities. The trustees' investment objectives are to meet the performance target set in the deficit recovery plans of the schemes in a risk-controlled framework. The actual asset allocations of the plans are in line with the target asset allocations. The target asset allocation of the CSPS consists of 25% matching assets (UK gilts and cash) and 75% growth assets (consisting of government and credit - commingled funds, illiquid credit, hedge funds, dynamic asset allocation, and risk parity). The CSPS target asset allocation also includes 40% notional exposure for synthetic equity exposure. The target asset allocation of the TDGPS consists of 30% matching assets (UK gilts and cash) and 70% growth assets (consisting of government and credit - commingled funds, illiquid credit, hedge funds, real estate alternatives, dynamic asset allocation, and risk parity). The target asset allocations of both plans include acceptable ranges for each asset class, which are typically +/- 10% from the target.
The risk parity and dynamic asset allocation categories include investments in multi-asset funds. These funds are designed to provide a diversified exposure to markets with less volatility than equities. Collateral assets consist of UK gilts and cash, which are used to back derivative positions used to hedge the sensitivity of the liability to changes in interest rates and inflation, such that approximately 85% of the actuarial liability sensitivities were hedged as of December 31, 2015. The derivative positions are also used to gain a synthetic exposure to equity markets. Investments in illiquid credit fixed income securities, real estate and hedge funds are less liquid and typically are categorized as Level 3 in the fair value hierarchy, given the inherent restrictions on redemptions that may impact the Company's ability to sell the investment at its net asset value in the near term.
The expected return over 2016 is 5.4%. The approach to determine the expected long-term rate of return on plan assets is consistent with the one used for the U.S. Plans.
The following table sets forth the fair values of investments held in the pension plans by major asset category as of December 31, 2015, as well as the percentage that each asset category comprises of total plan assets:

(Dollars in millions)
Asset Category (U.S. Qualified Plans)	Level 1	Level 2	Level 3	Total	Percentage of Plan Assets
Cash and Cash Equivalents
Short-term investment fund	$—	$34.3	$—	$34.3	2.1%
Equity
U.S. large companies
S&P 500 futures	0.7	—	—	0.7	—%
Growth	91.4	—	—	91.4	5.6%
Value	88.2	—	—	88.2	5.4%
U.S. Small Companies
Value	27.1	—	—	27.1	1.7%
International
Growth	66.1	—	—	66.1	4.1%
Value fund	—	65.9	—	65.9	4.1%
Fixed Income Securities
Global long-term debt instruments	158.1	1,088.1	—	1,246.2	76.9%
Total U.S. Plan Assets	$431.6	$1,188.3	$—	$1,619.9	100.0%

Asset Category (UK Plans)
Cash and Cash Equivalents	$32.8	$—	$—	$32.8	2.7%
Fixed Income Securities
Government	260.3	—	—	260.3	21.6%
Government and credit - commingled funds	—	210.8	—	210.8	17.5%
Illiquid credit [a]	—	—	55.2	55.2	4.6%
Derivatives
Equity	20.8	—	—	20.8	1.7%
Interest rate	—	13.1	—	13.1	1.1%
Currencies	—	(1.6)	—	(1.6)	(0.1)%
Hedge Funds [b]	—	—	40.6	40.6	3.4%
Diversified Multi-Asset Funds
Risk parity	—	235.2	—	235.2	19.5%
Dynamic asset allocation	49.6	287.0	—	336.6	28.0%
Total UK Plan Assets	$363.5	$744.5	$95.8	$1,203.8	100.0%
[a] This fund is not publicly traded and does not have a readily determinable fair value. Accordingly, the fund is valued at its net asset value per share. The underlying investments in the fund consist primarily of commercial mortgage-backed securities and real estate loans.
[b] The fair value of the fund is based on the fair value of the underlying assets, substantially all of which is invested in the York Credit Opportunities Master Fund, L.P., an exempted limited partnership formed under the laws of the Cayman Islands. The fund offers very limited liquidity with redemption only allowed on anniversary of investment with 60 days’ prior notice.

The following table is a roll-forward of Level 3 instruments measured at fair value on a recurring basis from December 31, 2014 to December 31, 2015:

(Dollars in millions)	Illiquid Credit	Hedge Funds	Real Estate	Total
Balance at December 31, 2014	$—	$—	$—	$—
From ND acquisition	56.5	46.3	1.9	104.7
Actual return on assets:
Assets held at end of period	0.3	(4.3)	—	(4.0)
Assets sold during the period	—	—	(0.2)	(0.2)
Sales	—	—	(1.7)	(1.7)
Foreign currency exchange rate changes	(1.6)	(1.4)	—	(3.0)
Balance at December 31, 2015	$55.2	$40.6	$—	$95.8
There was no XPO common stock held in plan assets as of December 31, 2015. The U.S. Non-Qualified Pension Plans are unfunded.
Funding
The Company’s funding practice is to evaluate its tax and cash position, as well as the funded status of its plans, in determining its planned contributions. The Company estimates that it will contribute $5.2 million to its U.S. Plans and $16.3 million to its UK Plans in 2016; however, this could change based on variations in interest rates, asset returns and other factors.
Defined Contribution Retirement Plans
The Company’s cost for defined contribution retirement plans was $13.0 million in 2015. The Company did not have significant defined contribution retirement plan costs prior to its acquisition of Con-way, as described in Note 3—Acquisitions.
Postretirement Medical Plan
As a result of the Company’s acquisition of Con-way as described in Note 3—Acquisitions, the Company sponsors a postretirement medical plan that provides health benefits to certain non-contractual employees at least 55 years of age with at least 10 years of service (the “Postretirement Plan”). The Postretirement Plan does not provide employer-subsidized retiree medical benefits for employees hired on or after January 1, 1993.
Funded Status of Postretirement Medical Plan
The following sets forth the changes in the benefit obligation and the determination of the amounts recognized in the consolidated balance sheets for the Postretirement Plan at December 31:

(Dollars in millions)	2015
Projected benefit obligation at December 31, 2014	$—
From Con-way acquisition	51.0
Service cost – benefits earned during the year	0.1
Interest cost on projected benefit obligation	0.3
Actuarial loss (gain)	3.3
Participant contributions	0.3
Benefits paid	(1.0)
Projected and accumulated benefit obligation at December 31, 2015	$54.0
Funded status of the plan	$(54.0)
Amounts recognized in the balance sheet consist of :
Current liabilities	(4.0)
Long-term liabilities	(50.0)
Net amount recognized	$(54.0)
Discount rate assumption as of December 31, 2015	4.20%

The amounts included in accumulated other comprehensive loss that have not yet been recognized in net periodic benefit expense consist of the following:

(Dollars in millions)	2015
Actuarial loss	$(3.3)
$(3.3)
Net Periodic Benefit Expense for Postretirement Medical Plan
Net periodic benefit expense and amounts recognized in other comprehensive income or loss for the year ended December 31, 2015 includes the following:

(Dollars in millions)	2015
Net periodic benefit expense (income):
Service cost - benefits earned during the year	$0.1
Interest cost on projected benefit obligation	0.3
Net periodic benefit expense (income)	$0.4
Discount rate assumption used to calculate interest cost from November 1 through December 31	4.10%
Expected benefit payments, which reflect expected future service, as appropriate, are summarized below. These estimates are based on assumptions about future events. Actual benefit payments may vary from these estimates.

(Dollars in millions)	Benefit Payments
Year ending December 31:
2016	$4.1
2017	4.0
2018	4.2
2019	4.4
2020	4.5
2021-2025	22.0
The assumed health care cost trend rates used to determine the benefit obligation are as follows:

2015
Health care cost trend rate assumed for next year	6.74%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%
Year that the rate reaches the ultimate trend rate	2038
Assumed health care cost trends affect the amounts recognized for the Company’s postretirement benefits. A one-percentage-point change in the assumed health care cost trend rate would not have a material effect on the service and interest cost components of net periodic benefit costs or on the accumulated postretirement benefit obligation.

11. Noncontrolling Interest
On June 11, 2015, in connection with its acquisition of ND, the Company filed with the French Autorité des Marchés Financiers (the “AMF”) the Tender Offer to purchase all of the outstanding ordinary shares of ND (other than the shares already owned by XPO) at a price of €217.50 per ND share. On June 23, 2015, the Company received the necessary approvals from the AMF to launch the Tender Offer and the Tender Offer was launched on June 25, 2015. The Tender Offer remained open for a period of 16 trading days until July 17, 2015. During that time, the minority shareholders had the right to sell their shares of ND to the Company and the Company had the obligation to purchase those shares at the Tender Offer price; therefore, as of June 30, 2015, the Company classified the noncontrolling interest as mezzanine equity in the condensed consolidated balance sheet and adjusted the balance to its maximum redemption amount at the balance sheet date. Once the Tender Offer closed on July 17, 2015, the noncontrolling interest was no longer classified as mezzanine equity and is classified as noncontrolling interest in equity in the consolidated balance sheet. The financial results of ND are attributed to the noncontrolling interests based on their ownership percentage and are disclosed in the statement of operations. As of December 31, 2015, the Company had purchased 1,921,553 shares under the Tender Offer and acquired a total of approximately 86.25% of the share capital of ND. The following table is a roll-forward of the redeemable noncontrolling interest from December 31, 2014 to December 31, 2015:

(Dollars in millions)
As of December 31, 2014	$—
ND acquisition noncontrolling interest	784.2
Comprehensive gain attributable to redeemable noncontrolling interest	0.8
Adjustment to record noncontrolling interest at redemption value	(4.9)
Adjustments for shares purchased, net of currency adjustment	(459.7)
Transfer to noncontrolling interest within permanent equity	(320.4)
As of December 31, 2015	$—
12. Stockholders’ Equity
Series C Convertible Perpetual Preferred Stock and Common Stock
On May 29, 2015, the Company entered into fifteen separate Investment Agreements (the “2015 Investment Agreements”) with sovereign wealth funds and institutional investors (collectively, the “2015 Purchasers”). Pursuant to the 2015 Investment Agreements, on June 3, 2015, the Company issued and sold 15,499,445 shares (the “2015 Purchased Common Shares”) in the aggregate of the Company's common stock, par value $0.001 per share (the “Company Common Stock”), and 562,525 shares (the “2015 Purchased Preferred Stock” and, together with the 2015 Purchased Common Shares, the “2015 Purchased Securities”) in the aggregate of the Company’s Series C Convertible Perpetual Preferred Stock, par value $0.001 per share, in a private placement. The purchase price per 2015 Purchased Common Share was $45.00 (resulting in aggregate gross proceeds to the Company of approximately $697.5 million), and the purchase price per share of 2015 Purchased Preferred Stock was $1,000 (resulting in aggregate gross proceeds to the Company of approximately $562.5 million). The Company received net proceeds of $1,228.1 million after equity issuance costs which was initially allocated between common and preferred stock based on the relative fair values of each instrument. The 2015 Purchased Preferred Stock was mandatorily convertible into an aggregate of 12,500,546 additional shares of Company common stock subject to the approval of the Company's stockholders. The Company held a special meeting of stockholders of the Company on September 8, 2015 in which the Company's stockholders approved the issuance of shares of Company common stock upon the conversion of the 2015 Purchased Preferred Stock. Immediately following the special meeting, the 2015 Purchased Preferred Stock was automatically converted into 12,500,546 shares of Company common stock. No additional consideration was received by the Company in connection with the conversion of the 2015 Purchased Preferred Stock into Company common stock.
The 2015 Purchased Preferred Stock was issued with an initial conversion price of $45.00 per share. As of May 29, 2015, the Company's common stock price was $49.16. As a result, the conversion feature was issued “in-the-money” and the Company allocated the beneficial conversion feature of $52.0 million to additional paid-in capital. The beneficial conversion feature was contingent upon receiving approval of the Company's stockholders and was therefore recognized in net loss attributable to common shareholders upon receiving stockholder approval on September 8, 2015.
Amendment to Certificate of Incorporation
On September 8, 2015, the Company's stockholders approved an amendment of Article IV of the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock, par value $0.001 per share, from 150,000,000 to 300,000,000.

Series B Convertible Perpetual Preferred Stock and Common Stock
On September 11, 2014, the Company entered into an Investment Agreement (the “2014 Investment Agreement”) with Public Sector Pension Investment Board (“PSP Investments”), GIC Private Limited (“GIC”) (an affiliate of Singapore’s sovereign wealth fund), and Ontario Teachers’ Pension Plan Board (“OTPP”). Pursuant to the 2014 Investment Agreement, on September 17, 2014, the Company issued and sold 10,702,934 shares (the “2014 Purchased Common Shares”) in the aggregate of Company Common Stock and 371,848 shares (the “2014 Purchased Preferred Stock” and, together with the 2014 Purchased Common Shares, the “2014 Purchased Securities”) in the aggregate of the Company’s Series B Convertible Perpetual Preferred Stock, par value $0.001 per share, in a private placement. The purchase price per 2014 Purchased Common Share was $30.66 (resulting in aggregate gross proceeds to the Company of approximately $328.0 million), and the purchase price per share of 2014 Purchased Preferred Stock was $1,000 (resulting in aggregate gross proceeds to the Company of approximately $372.0 million). The Company received net proceeds of $684.2 million after equity issuance costs which was initially allocated between common and preferred stock based on the relative fair values of each instrument. The 2014 Purchased Preferred Stock was mandatorily convertible into an aggregate of 12,128,115 additional shares of Company Common Stock subject to the approval of the Company’s stockholders. The Company held a special meeting of stockholders of the Company on December 23, 2014 in which the Company’s stockholders approved the issuance of shares of Company Common Stock upon the conversion of the 2014 Purchased Preferred Stock. Immediately following the special meeting, the 2014 Purchased Preferred Stock was automatically converted into 12,128,115 shares of Company Common Stock. No additional consideration was received by the Company in connection with the conversion of the 2014 Purchased Preferred Stock into Company Common Stock.
The 2014 Purchased Preferred Stock was issued with an initial conversion price of $30.66, which represented a 5% discount to the then-current trailing 20-day volume weighted average price. As of September 11, 2014, the Company’s common stock price was $34.05. As a result, the conversion feature was issued “in-the-money” and the Company allocated the intrinsic value of the conversion feature of $40.9 million to additional paid-in capital. The beneficial conversion feature was contingent upon receiving the approval of the Company’s stockholders and was therefore recognized in net loss available to common stockholders upon receiving stockholder approval on December 23, 2014.
February 2014 Common Stock Offering
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
August 2013 Common Stock Offering
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
Series A Convertible Perpetual Preferred Stock and Warrants
Pursuant to the Company’s Certificate of Incorporation, the Board of Directors may establish one or more series of preferred stock. Other than the Series A Convertible Perpetual Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), no shares of preferred stock are currently outstanding.
On September 2, 2011, pursuant to the Investment Agreement, dated as of June 13, 2011 (the “Investment Agreement”), by and among Jacobs Private Equity, LLC (“JPE”), the other investors party thereto (collectively with JPE, the “Investors”) and the Company, the Company issued to the Investors, for $75.0 million in cash: (i) an aggregate of 75,000 shares of the Series A Preferred Stock with an initial liquidation preference of $1,000 per share, which are convertible into shares of Company common stock at a conversion price of $7.00 per common share (subject to customary anti-dilution adjustments), and (ii) warrants exercisable for shares of Company common stock at an initial exercise price of $7.00 per common share (subject to customary anti-dilution adjustments) (the “Warrants”). As of December 31, 2015, the outstanding Series A Preferred Stock is convertible into 10,412,145 shares of Company common stock and there are outstanding Warrants exercisable for an aggregate of 10,462,455 shares of Company common stock. The Series A Preferred Stock ranks, with respect to dividend rights and rights upon liquidation, winding-up or dissolution of the Company, senior to the Company’s common stock and to each other class or series of stock of the Company (including any series of preferred stock) the terms of which do not expressly provide that such class or series ranks senior to or pari passu with the Series A Preferred Stock. The Series A Preferred Stock pays quarterly cash dividends equal to the greater of (i) the “as-converted” dividends on the underlying Company common stock for the relevant quarter and (ii) 4% of the then-applicable liquidation preference per annum. The Series A Preferred Stock is not redeemable or subject to any required offer to purchase, and votes together with the Company’s common stock on an “as-converted” basis on all matters, except as otherwise required by law, and separately as a class with respect to certain matters implicating the rights of holders of shares of Series A Preferred Stock.
13. Stock-Based Compensation
Under the terms of the XPO Logistics, Inc. Amended and Restated 2011 Omnibus Incentive Compensation Plan (the “2011 Plan”), the Company grants various types of stock-based compensation awards to directors, officers and key employees. The 2011 Plan provides for awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred share units, performance compensation awards, performance units, cash incentive awards and other equity-based or equity-related awards (collectively, “Awards”) that the Compensation Committee of the Board of Directors (the “Committee”) determines are consistent with the purpose of the 2011 Plan and interests of the Company.
The maximum aggregate number of shares of common stock that may be delivered pursuant to Awards under the 2011 Plan is 4,000,000 shares plus shares remaining available for awards under the prior plan as of May 31, 2012 and any shares with respect to awards granted under the predecessor plans that are forfeited after May 31, 2012. In the event of any extraordinary dividend or other extraordinary distribution, recapitalization, rights offering, stock split, reverse stock split, split-up or spin-off, the Committee shall equitably adjust any or all of the number of shares of the Company with respect to which Awards may be granted, including 2011 Plan share limits, the terms of any outstanding Award, the number of shares subject to outstanding Awards, and the exercise price of any Award, if applicable. Any shares delivered pursuant to an Award may consist, in whole or in part, of authorized and unissued shares or of treasury shares.
The 2011 Plan will continue in effect until May 31, 2022, unless terminated earlier by the Board of Directors. As of December 31, 2015, there were 737,840 shares available for issuance under the 2011 Plan.
The Company recognized the following stock-based compensation expense in direct operating expense and sales, general and administrative expense in the consolidated statements of operations:

	Years ended December 31,
(Dollars in millions)	2015	2014	2013
Stock options	$1.9	$1.7	$1.5
Stock appreciation rights	0.4	—	—
Restricted stock units	9.0	5.8	3.2
Performance-based restricted stock units	17.0	—	—
Warrants	8.5	—	—
Stock-based compensation expense	$36.8	$7.5	$4.7
The Company did not realize any excess tax benefit or tax deductions from any of the stock-based compensation plans in 2015, 2014 and 2013.
As discussed further in Note 3—Acquisitions, the Company settled the outstanding warrants and certain performance stock awards of ND. The portion of the fair value of the warrants and performance shares not attributable to service performed prior to the acquisition date was recorded as stock-based compensation expense in the post-combination period. The amount of stock-based compensation expense related to the settlement of ND stock awards included in the year ended December 31, 2015 was $18.5 million. The $8.5 million of stock-based compensation related to the warrants was settled in cash during the second quarter of 2015 in conjunction with the acquisition.
In conjunction with the Con-way acquisition, the Company settled all outstanding restricted stock awards as well as certain restricted stock units and performance-stock awards of Con-way. All remaining outstanding Con-way equity awards were assumed by the Company, as more fully discussed below. The portion of the fair value not attributable to service performed prior to the acquisition date will be recorded as stock-based compensation expense in the post-combination period. The total value of the cash settlement of Con-way stock-based compensation awards in connection with the acquisition was $30.9 million, $10.0 million of which was paid during the fourth quarter of 2015.
Stock Options
During the years ended December 31, 2015, 2014 and 2013, the Company granted stock options to certain key employees, officers and directors of the Company. For employees and officers, the options typically vest over three to five years after the grant date, have a ten year contractual term, and an exercise price equal to the Company’s stock price on the grant date. For grants to members of the Company’s Board of directors, the options vest one year after the grant date, have a ten year contractual term, and an exercise price equal to the Company’s stock price on the grant date.

In connection with the Con-way transaction, each outstanding Con-way stock option was converted into an equivalent number of stock options with the same terms and conditions as were applicable prior to the acquisition, resulting in a total of 883,733 stock options assumed by the Company. All assumed stock options were fully vested as of the acquisition date.
The following is a summary of the weighted-average assumptions used to calculate the grant-date fair value using the Black-Scholes option pricing model:

	2015	2014	2013
Weighted-average risk-free interest rate	1.6%	1.9%	1.6%
Weighted-average volatility	60.7%	50.5%	51.0%
Weighted-average dividend yield	—	—	—
Weighted-average expected option term (in years)	6.61	6.44	6.44
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
A summary of stock option award activity for the years ended December 31, 2015, 2014 and 2013 is presented below:

	Stock Options
	Number of Stock Options	Weighted-Average Exercise Price	Exercise Price Range	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Term

Outstanding at December 31, 2012	1,383,332	$10.06	$2.28 - $18.07	$5.50	8.29
Granted	111,000	20.18	$16.57 - $23.19	10.13
Exercised	(57,464)	4.59	$2.96 - $6.08	11.62
Forfeited	(15,348)	14.25	$6.08 - $16.57	6.99
Outstanding at December 31, 2013	1,421,520	$11.02	$2.28 - $23.19	$6.01	6.93
Granted	50,000	27.48	$23.31 - $31.28	14.37
Exercised	(74,531)	6.83	$2.96 - $17.10	18.43
Forfeited	(52,194)	15.21	$10.53 - $31.28	7.50
Outstanding at December 31, 2014	1,344,795	$11.70	$2.68 - $27.87	$6.04	6.84
Granted	85,755	26.72	$26.63 - $27.47	15.71
Assumed	883,733	24.17	$10.94 - $31.88	5.71
Exercised	(271,703)	19.20	$2.68 - $29.79	4.85
Forfeited	(38,300)	20.51	$12.10 - $27.87	9.80
Outstanding at December 31, 2015	2,004,280	$16.66	$2.68 - $31.88	$6.06	4.57
Options exercisable at December 31, 2015	1,680,525	$16.62	$2.68 - $31.88	$5.49	4.05
The intrinsic value of options outstanding and exercisable at December 31, 2015 was $21.7 million and $18.3 million, respectively. As of December 31, 2015, the Company had approximately $2.3 million of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 2.35 years. The remaining estimated compensation expense related to existing stock options is as follows:

	Years ended December 31,
(Dollars in millions)	2016	2017	2018	2019	2020
Remaining estimated compensation expense related to existing stock options	$1.2	$0.6	$0.4	$0.1	$—
The total intrinsic value of options exercised during 2015, 2014 and 2013 was $4.1 million, $1.7 million and $0.8 million, respectively. The total cash received from options exercised during 2015, 2014 and 2013 was $5.2 million, $0.5 million, and $0.3 million, respectively.

Stock Appreciation Rights
In connection with the Con-way transaction, the Company assumed all SARs held by Con-way employees. Each SAR was converted into an equivalent number of SARs with the same terms and conditions as were applicable prior to the acquisition. All converted SARs were fully vested as of the acquisition date. The SARs are liability-classified awards, and, as a result, the Company re-measures the fair value of the awards each reporting period until the awards are settled. The Company recognizes any changes in fair value as compensation cost in the current period. The ultimate expense recognized for the SARs is equal to the intrinsic value at settlement. The Company’s accrued liability for cash-settled SARs of $1.9 million at December 31, 2015 was determined using a weighted-average fair value of $13.45 per SAR at December 31, 2015. The Company did not have SARs outstanding in 2014 or 2013.
The following table summarizes SAR activity for 2015:

	Stock Appreciation Rights
	Number of Rights	Weighted-Average Exercise Price	Weighted-Average Remaining Term

Outstanding at December 31, 2014	—	$—	—
Granted	—	—	—
Assumed	180,789	15.61	—
Exercised	(37,186)	15.61	—
Forfeited	—	—	—
Outstanding at December 31, 2015	143,603	$15.61	1.79
SARs exercisable at December 31, 2015	143,603	$15.61	1.79
The intrinsic value of SARs outstanding and exercisable at December 31, 2015 was $1.7 million. The total cash paid to settle exercised SARs during 2015 was $0.6 million.
Restricted Stock Units and Performance-based Restricted Stock Units
During the years ended December 31, 2015, 2014 and 2013, the Company granted RSUs and PRSUs to certain key employees, officers and directors of the Company under the 2011 Plan with various vesting requirements as established by the Compensation Committee of the Board of Directors. The RSUs granted vest based on the passage of time. The vesting of certain RSU awards also is subject to the price of the Company’s common stock exceeding a specified per share price for a designated period of time and continued employment at the Company by the grantee as of the vesting date. The PRSUs granted will vest based on the achievement of certain targets with respect to the Company’s overall financial performance for specified periods. The vesting of certain PRSU awards also is subject to the price of the Company’s common stock exceeding a specified per share price for a designated period of time and generally require continued employment at the Company by the grantee as of the vesting date.
In connection with the Con-way transaction, each outstanding RSU not previously settled was converted into an equivalent number of RSUs with the same terms and conditions as were applicable prior to the acquisition, resulting in a total of 661,988 RSUs assumed. Additionally, each outstanding PRSU not previously settled was converted into an equivalent number of PRSUs with the same time-vesting and settlement terms and conditions that existed prior to the acquisition, with the performance-based vesting conditions deemed satisfied at target, resulting in a total of 426,686 RSUs assumed.
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
For grants of RSUs and PRSUs subject to service- or performance-based vesting conditions only, the fair value is established based on the market price of XPO common stock on the date of the grant. For grants of RSUs and PRSUs subject to market-based vesting conditions, the fair value is established using the Monte Carlo simulation lattice model. The actual number of PRSUs earned will be based on the Company’s overall financial performance or the respective business unit’s financial performance, as applicable, over the applicable performance periods. The fair value of RSUs is recognized as expense on a straight line basis over the awards’ requisite service period. The fair value of PRSUs is recognized as expense on a straight line basis over the awards’ requisite service period based on the number of awards expected to vest according to actual and expected financial results of the individual performance periods compared to set performance targets for those periods. If achievement of the performance targets for a PRSU award is not considered to be probable, then no expense will be recognized until achievement of such targets becomes probable.
The fair value of all grants of RSUs and PRSUs subject to market-based vesting conditions was estimated using the Monte Carlo simulation lattice model and the assumptions noted in the following table.

	2015	2014	2013
Weighted-average risk-free interest rate	1.1%	1.2%	1.0%
Weighted-average volatility	41.1%	44.3%	50.0%
Weighted-average dividend yield	—	—	—
Weighted-average term (in years)	2.98	3.59	3.78

A summary of RSU and PRSU award activity for the years ended December 31, 2015, 2014 and 2013 is presented below:

	Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value	Number of Performance-based Restricted Stock Units	Weighted-Average Grant Date Fair Value

Outstanding at December 31, 2012	883,816	$11.31	—	$—
Granted	305,714	14.38	450,000	15.15
Vested	(219,875)	11.64	—	—
Forfeited	(68,000)	10.65	—	—
Outstanding at December 31, 2013	901,655	$13.26	450,000	$13.26
Granted	175,773	29.81	1,114,951	23.19
Vested	(295,600)	14.98	—	—
Forfeited	(89,005)	14.94	(1,000)	27.61
Outstanding at December 31, 2014	692,823	$15.23	1,563,951	$20.86
Granted	329,899	25.72	537,261	24.75
Assumed	1,088,674	26.02	—	—
Vested	(460,895)	19.47	(25,424)	31.02
Forfeited	(92,060)	27.24	(88,728)	28.15
Outstanding at December 31, 2015	1,558,441	$23.01	1,987,060	$21.47
The total fair value of RSUs vested during 2015, 2014 and 2013 was $14.3 million, $9.9 million and $5.1 million, respectively. Of the 1,558,441 outstanding RSUs, 1,359,477 vest subject to service conditions and 198,964 vest subject to service and market conditions.
The total fair value of PRSUs that vested during 2015 was $0.7 million. No PRSUs vested during December 31, 2014 or 2013, respectively. Of the 1,987,060 outstanding PRSUs, 1,736,238 vest subject to service and a combination of market and performance conditions and 250,822 vest subject to service and performance conditions.
As of December 31, 2015, the Company had approximately $24.9 million of unrecognized compensation cost related to non-vested RSU and PRSU compensation that is anticipated to be recognized over a weighted-average period of approximately 2.53 years. Remaining estimated compensation expense related to outstanding RSUs and PRSUs is as follows:

	Years ended December 31,
(Dollars in millions)	2016	2017	2018	2019	2020 and thereafter
Remaining estimated compensation expense related to outstanding RSUs and PRSUs deemed probable	$13.1	$7.2	$3.1	$0.6	$0.9
The remaining estimated compensation expense excludes the impact of PRSUs not deemed probable as of December 31, 2015. The unrecognized compensation cost related to PRSUs not deemed probable as of December 31, 2015 is $28.8 million.
14. Income Taxes
A summary of income (loss) before taxes related to U.S. and non U.S. operations are as follows:

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Operations
U.S. domestic	$(305.7)	$(87.2)	$(69.2)
Foreign	23.2	(2.5)	(1.8)
Total pre-tax loss	$(282.5)	$(89.7)	$(71.0)

The components of the income tax benefit consist of the following:

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Current
Federal	$(34.2)	$—	$—
State and local	8.8	3.4	0.3
Foreign	26.4	0.5	(0.1)
	1.0	3.9	0.2
Deferred
Federal	(58.1)	(27.8)	(22.1)
State and local	(18.2)	(2.7)	(0.6)
Foreign	(15.6)	0.5	—
	(91.9)	(30.0)	(22.7)
Total income tax benefit	$(90.9)	$(26.1)	$(22.5)
The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	Year Ended December 31,
	2015	2014	2013
U.S. Federal statutory tax rate	35.0%	35.0%	34.0%
State and local taxes, net	2.2%	0.7%	0.6%
Transaction expense	(3.7)%	(1.7)%	(1.1)%
Loss on convertible debt	(0.6)%	(2.1)%	(1.1)%
Change in valuation allowance	(3.2)%	(1.4)%	(0.6)%
Nontaxable purchase price adjustment	2.2%	—%	—%
Fuel and employment tax credits	2.0%	—%	—%
Change in uncertain tax position provision	0.5%	0.4%	0.3%
U.S. taxation of foreign earnings	(2.4)%	—%	—%
Loss on remeasurement of foreign activities	2.6%	—%	—%
Foreign tax rate differences	—%	(0.5)%	(0.2)%
All other non-deductible items	(2.4)%	(1.3)%	(0.2)%
Net effective tax rate	32.2%	29.1%	31.7%

The tax effects of temporary differences that give rise to significant portions of the noncurrent deferred tax asset and deferred tax liability are as follows:

	Year Ended December 31,
(Dollars in millions)	2015	2014
Deferred tax assets
Net operating loss and other tax attribute carryforwards	$242.0	$74.3
Accrued expenses	125.4	13.2
Pension and other retirement obligations	70.3	—
Other	65.2	13.4
Total deferred tax asset	502.9	100.9
Valuation allowance	(67.6)	(7.1)
Total deferred tax asset, net	435.3	93.8
Deferred tax liabilities
Intangible assets	(655.0)	(110.5)
Property & equipment	(541.7)	(41.9)
Other	(58.3)	(6.7)
Total deferred tax liability	(1,255.0)	(159.1)
Net deferred tax liability	$(819.7)	$(65.3)
At December 31, 2015 and 2014, the Company had federal net operating losses for all U.S. operations (including those of minority owned subsidiaries) of $409.7 million and $195.4 million, respectively, expiring at various times between 2028 and 2035. At December 31, 2015 and 2014, the tax effect (before federal benefit) of the Company’s state net operating losses was $26.5 million and $13.4 million, respectively, expiring at various times between 2016 and 2035. Included in the federal and state net operating losses to be carried forward are $22.1 million of gross windfall tax benefits for stock compensation that has not been recognized as a deferred tax asset and will be recorded as an adjustment to additional paid-in-capital when recognized.
At December 31, 2015 and 2014, the Company had federal tax credit carryforwards of $7.4 million and $1.8 million expiring at various times starting in 2018 with certain credits having an unlimited carryforward period. At December 31, 2015, the Company had state tax credit carryforwards of $4.6 million expiring at various times between 2016 and 2028. At December 31, 2014, the Company had state tax credit carryforwards of $1.5 million expiring at various times between 2015 and 2027.
At December 31, 2015 and 2014, the Company’s foreign net operating losses that are available to offset future taxable income were $267.0 million and $6.6 million, respectively. These foreign loss carryforwards will expire at various times between 2016 and 2026 with some losses having an unlimited carryforward period.
As a result of the acquisition of New Breed in 2014, the Company recognized tax benefits related to New Breed’s final pre-acquisition period net operating losses of $56.0 million and filed in early 2015 a U.S. Federal net operating loss carryback refund claim for $14.7 million. This refund was received in the first quarter of 2015.
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
In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2015, the Company has not made a provision for U.S. or additional foreign withholding taxes for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration, if any exists. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. We estimate the amount of unremitted earnings and profits as of December 31, 2015 to be approximately $48.7 million. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.
During the year ended December 31, 2015, the Company reassessed its U.S. and foreign valuation allowance requirements. The Company evaluated all available evidence in its analysis, including future settlement of the deferred tax liabilities, carrybacks available and historical and projected pre-tax profits generated by the Company’s U.S. operations. The Company also considered tax planning strategies that are prudent and can be reasonably implemented. The future settlement of deferred tax liabilities, which will enable the Company to realize its existing deferred tax assets when they reverse, was the most significant factor in the Company’s determination of the valuation allowance under the “more likely than not” criteria. The Company’s valuation allowance as of December 31, 2015 was $16.1 million for domestic deferred tax assets and $51.5 million for foreign jurisdictions where it is not “more likely than not” that the deferred tax assets will be utilized. At December 31, 2014, the

Company had a valuation allowance of $4.8 million on its domestic deferred tax assets and $2.3 million on its foreign deferred tax assets. The change in the Company’s valuation allowance of $60.5 million is a result of the assessment of deferred tax assets as established at the acquisition of ND and Con-way and through the Company’s determination that certain state and foreign deferred tax assets do not meet the “more likely than not” criteria during the period.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Year Ended December 31,
(Dollars in millions)	2015	2014
Uncertain tax positions, beginning of the year	$6.2	$0.8
Additions for tax positions of prior years	0.2	—
Additions for tax positions from acquisitions	6.1	5.8
Additions for tax positions taken during the current period	0.5	—
Reductions due to the statute of limitations	(1.5)	(0.4)
Uncertain tax positions, end of the year	$11.5	$6.2
The Company recognizes interest and penalties accrued related to uncertain tax positions in the provision for income taxes. For the years ended December 31, 2015 and 2014, $8.1 million and $2.0 million of the unrecognized tax benefits of $11.5 million and $6.2 million, respectively, if resolved favorably, would impact our effective tax rates. The release of the remaining $3.4 million of unrecognized tax benefits would not affect the tax rate upon favorable resolution as the liability would be settled through a holdback provision of an acquisition agreement.
The Company and its wholly owned U.S. subsidiaries file a consolidated Federal income tax return. In addition, its minority owned U.S. subsidiaries file consolidated Federal income tax returns in accordance with U.S. filing requirements. The Company also files unitary or separate returns in various state, local and non-U.S. jurisdictions based on state, local and non-U.S. filing requirements. As a matter of course, various taxing authorities, including the IRS, regularly audit the Company. These audits may result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. Currently, the Company has no tax years under examination by the IRS. The Company has various non-U.S examinations in process, but at this time, we do not expect any of these routine examinations to yield a material assessment. While there are no other Federal, state or local examinations currently in progress, generally, the Federal returns after 2010, state and local returns after 2008 and non-U.S. returns after 2010 are open under relevant statute of limitations and therefore subject to potential adjustment. The Company believes that its tax positions comply with applicable tax law. The former Con-way companies are subject to examination for federal income taxes for tax year 2015. In 2013, Con-way entered the Compliance Assurance Program (“CAP”). CAP is designed to make audits more effective, efficient and current such that when the federal tax return is filed for the current year it has been approved by the Internal Revenue Service (“IRS”). The IRS has approved both the 2013 and 2014 federal tax return. All federal, state and local income tax returns for the former Con-way are filed through 2014.
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
The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes linking cash flow hedges to specific forecasted transactions or variability of cash flow to be paid. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the designated derivative instruments that are used in hedging transactions are highly effective in offsetting changes in cash flow of hedged items. When a derivative instrument is determined not to be highly effective as a hedge or the underlying hedged transaction is no longer probable, hedge accounting is discontinued prospectively. See Note 2—Basis of Presentation and Significant Accounting Policies of the consolidated financial statements for the Company's accounting policies for derivative instruments.
Hedge of Net Investments in Foreign Operations
In connection with the issuance of the Senior Notes due 2022, the Company entered into certain cross-currency swap agreements with a notional amount of $730.9 million to manage the related foreign currency exchange risk by effectively converting a portion of the fixed-rate USD-denominated Senior Notes due 2022, including the semi-annual interest payments, to fixed-rate, EUR-denominated debt. The risk management objective is to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies and reduce the variability in the functional currency equivalent cash flows of a portion of the Senior Notes due 2022. During the term of the swap contracts, the Company will receive semi-annual interest payments in June and December of each year from the counterparties based on USD fixed interest rates, and the Company will make semi-annual interest payments in June and December of each year to the counterparties based on EUR fixed interest rates. At maturity, the Company will repay the original principal amount in EUR and receive the principal amount in USD. The Company has designated the cross-currency swap agreements as qualifying hedging instruments and is accounting for these as net investment hedges. The gains and losses resulting from fair value adjustments to the cross-currency swap agreements are recorded in accumulated other comprehensive income to the extent that the cross-currency swaps are effective in hedging the designated risk. The Company did not record any ineffectiveness for the twelve months ended December 31, 2015. Cash flows related to the cross-currency swaps are included in operating activities on the consolidated statements of cash flows. The Company does not expect amounts that are currently deferred in accumulated other comprehensive income to be reclassified to income during the year ended December 31, 2016. The Company did not have cross-currency swap agreements in 2014 or 2013.
In addition to the cross-currency swaps, the Company uses foreign currency denominated notes as nonderivative hedging instruments of its net investments in foreign operations. During the second quarter of 2015, the Company designated $235.8 million of its Senior Notes due 2021 included in long-term debt on the consolidated balance sheets as a net investment hedge of its investments in international subsidiaries that use the EUR as their functional currency. During the period that the Senior Notes due 2021 were designated as a net investment hedge, the gains and losses resulting from exchange rate adjustments to the foreign currency denominated notes are recorded in accumulated other comprehensive income to the extent that the foreign currency denominated notes are effective in hedging the designated risk. As of December 31, 2015, there is no amount of Senior Notes due 2021 that is designated as a net investment hedge of its investments in international subsidiaries that use the EUR as their functional currency. The de-designation occurred in August 2015 and the $4.7 million gain recognized in accumulated other comprehensive income during the period that the Senior Notes due 2021 were designated as a net investment hedge remains in accumulated other comprehensive income as of December 31, 2015 and will remain in accumulated other comprehensive income until the subsidiary is sold, completely liquidated, or deconsolidated due to a change in control. From the de-designation date through December 31, 2015, the gains and losses resulting from exchange rate adjustments to the foreign currency denominated notes are recorded in the statement of operations in other expense. The Company did not record any ineffectiveness for the twelve months ended December 31, 2015. The Company does not expect amounts that are currently deferred in accumulated other comprehensive income to be reclassified to income during the year ended December 31, 2016. The Company did not have foreign currency denominated notes in 2014 or 2013.
Interest Rate Hedging
In order to mitigate variability in forecasted interest payments on the Company’s EUR-denominated asset financings that are based on benchmark interest rates (e.g., Euribor), the Company has entered into interest rate swaps. The objective is for the cash flows of the interest rate swaps to offset any changes in cash flows of the forecasted interest payments attributable to changes in the benchmark interest rate. The interest rate swaps convert floating rate interest payments into fixed rate interest payments. The Company has designated the interest rate swaps as qualifying hedging instruments and is accounting for these as cash flow hedges of the forecasted obligations. The gains and losses resulting from fair value adjustments to the interest rate swaps are recorded in accumulated other comprehensive income to the extent that the interest rate swaps are effective in hedging the designated risk. The gains and losses will be reclassified from accumulated other comprehensive income to interest expense on the dates that interest payments accrue, or when the hedged item becomes probable not to occur. The Company is hedging its exposure to the variability in future cash flows for forecasted interest payments through December 2017. The Company did not have interest rate swaps in 2014 or 2013. During 2015, $43.5 million notional amount of the Company's interest rate swaps were discontinued as cash flow hedges and are classified as derivatives not designated as hedges as of December 31, 2015, with an inconsequential loss recognized in the consolidated statements of operations for the twelve months ended December 31, 2015. Cash flows related to the interest rate swaps are included in operating activities on the consolidated statements of cash flows. The Company expects an inconsequential amount that is currently deferred in accumulated other comprehensive income to be reclassified to income during the year ended December 31, 2016.
Foreign Currency Forward Contract
In order to manage the short-term effect of foreign currency exchange rate fluctuations in connection with a portion of the cash consideration paid in EUR to acquire a majority interest in the outstanding share capital of ND, the Company entered into a $1,864.5 million short-term foreign currency forward contract in the second quarter of 2015. The foreign currency forward contract allowed the Company to purchase fixed amounts of EUR in the future at an exchange rate of €1.00 to $1.13. The Company did not designate the foreign currency forward contract as a qualifying hedging instrument. Gains or losses on the foreign exchange forward contract are recorded in other expense in the consolidated statements of operations. During 2015 the $1,864.5 million foreign currency forward contract was settled and the loss recorded in the consolidated statements of operations related to the foreign currency forward contract was $9.7 million. Cash flows related to the foreign currency forward contract are included in investing activities on the consolidated statements of cash flows. The Company did not have foreign currency forward contracts in 2014 or 2013.
Foreign Currency Option Contracts
In order to mitigate against the risk of a reduction in the value of foreign currency earnings before interest, taxes, depreciation and amortization (“EBITDA”) from the Company’s international operations with the EUR and GBP as the functional currency, the Company entered into foreign currency option contracts in the fourth quarter of 2015. The option contracts are not designated as qualifying hedging instruments as of December 31, 2015. The option contracts are not speculative and are used to manage the Company’s exposure to foreign currency exchange rate fluctuations and other identified risks. The risk of loss associated with option contracts is limited to the premium amounts payable for the option contracts. The option contracts expire in 12 months or less. Gains or losses on the option contracts are recorded in other expense in the consolidated statements of operations. Cash flows related to the foreign currency option contracts are included in operating activities on the consolidated statements of cash flows. The Company did not have foreign currency option contracts in 2014 or 2013.
The following table presents the location on the consolidated balance sheets in which the Company’s derivative instruments have been recognized, the fair value hierarchy level applicable to each type of derivative instrument, and the related notional amounts and fair values as of December 31, 2015:

(Dollars in millions)	Balance Sheet Location	Fair Value Hierarchy Level	Notional Amount	Fair Value
Derivatives designated as hedges:
Cross-currency swap agreements	Other long-term assets	Level 2	$730.9	$0.2
Interest rate swaps	Other current liabilities Other long-term liabilities	Level 2	228.6	(7.3)
Derivatives not designated as hedges:
Interest rate swaps	Other current liabilities Other long-term liabilities	Level 2	43.5	(0.7)
Foreign currency option contracts	Other current liabilities	Level 2	235.2	(1.0)
Total				$(8.8)
The following table indicates the amount of gains/(losses) that have been recognized in accumulated other comprehensive loss in the consolidated balance sheets and gains/(losses) recognized in earnings in the consolidated statements of operations for the twelve months ended December 31, 2015, 2014, and 2013 for derivative and nonderivative instruments:

	Recognized in Accumulated Other Comprehensive Loss			Recognized in Earnings
(Dollars in millions)	2015	2014	2013	2015	2014	2013
Derivatives designated as hedges:
Cross-currency swap agreements	$4.9	$—	$—	$—	$—	$—
Interest rate swaps	(1.4)	—	—	—	—	—
Derivatives not designated as hedges:
Foreign currency option contracts	—	—	—	(1.0)	—	—
Foreign currency forward contracts	—	—	—	(9.7)	—	—
Nonderivatives designated as hedges:
Foreign currency denominated notes	4.7	—	—	—	—	—
Total	$8.2	$—	$—	$(10.7)	$—	$—
16. Variable Interest Entities and Joint Ventures
The Company consolidates VIEs and certain joint ventures (“JVs”) because it has the power to direct the activities that significantly affect the VIE’s and JV’s economic performance, including having operational control over each VIE and JV and operating the VIEs under the XPO brand. The VIEs and JVs provide logistics services for their customers. Investors in these entities only have recourse to the assets owned by the entity and not to the Company’s general credit. The Company does not have implicit support arrangements with any VIE.

Assets and Liabilities of Consolidated VIEs and Joint Ventures

(Dollars in millions)	As of December 31, 2015
Assets
Cash and cash equivalents	$14.3
Accounts receivable, net of allowance	54.7
Other current assets	3.8
Property and equipment, net of accumulated depreciation	4.8
Other long-term assets	3.0
Total	$80.6

Liabilities
Accounts payable	$44.9
Accrued expenses, other	8.1
Other current liabilities	8.9
Other long-term liabilities	5.2
Total	$67.1
Total revenue from the Company’s consolidated VIEs and JVs was $189.5 million in the twelve months ended December 31, 2015. Related expenses for the Company’s consolidated VIEs and JVs consisted of operating expenses of $185.5 million in the twelve months ended December 31, 2015 and tax expense of $0.9 million in the twelve months ended December 31, 2015. The Company did not have any VIEs or JVs prior to its June 2015 acquisition of ND.
17. Earnings per Share
Basic earnings per common share are computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share are computed by dividing net income attributable to common stockholders by the combined weighted-average number of shares of common stock outstanding and the potential dilution of stock options, warrants, RSUs, PRSUs, Convertible Notes and the Company’s Series A Convertible Perpetual Preferred Stock, par value $0.001 per share, outstanding during the period, if dilutive. The weighted-average of potentially dilutive securities excluded from the computation of diluted earnings per share is shown in the table below.

	Year Ended December 31,
	2015	2014	2013
Basic weighted-average common stock outstanding	92,755,919	53,629,962	22,752,320
Potentially Dilutive Securities:
Shares underlying the conversion of preferred stock to common stock	10,438,426	10,483,052	10,607,309
Shares underlying the conversion of the convertible senior notes	4,327,654	7,342,864	8,623,331
Shares underlying warrants to purchase common stock	8,574,412	8,202,468	6,900,642
Shares underlying stock options to purchase common stock	823,352	555,977	356,815
Shares underlying restricted stock units and performance-based restricted stock units	1,519,776	797,026	367,183
	25,683,620	27,381,387	26,855,280
Diluted weighted-average shares outstanding	118,439,539	81,011,349	49,607,600
The impact of this dilution was not reflected in the earnings per share calculations in the consolidated statements of operations because the impact was anti-dilutive. The treasury stock method was used to determine the shares underlying warrants, stock options, RSUs and PRSUs for potential dilution with an average market price of $38.79 per share, $31.30 per share and $19.69 per share for the years ended December 31, 2015, 2014 and 2013, respectively.
18. Related Party Transactions
During the years ended December 31, 2015 and 2014, the Company leased office space from two entities partially owned and controlled by Louis DeJoy, the former Chief Executive Officer of XPO’s North America supply chain business, who was elected as a member of XPO’s Board of Directors on December 3, 2015. The non-cancellable lease agreements expire at various dates in 2019. Each lease agreement provides the Company, as tenant, with two five-year option periods to extend the lease term. The Company made rent payments associated with these lease agreements in the amounts of $1.9 million and $0.6 million for the years ended December 31, 2015 and 2014, respectively. In addition, the Company paid operating expenses in connection with these leased properties of $0.2 million and $0.1 million for the years ended December 31, 2015 and 2014, respectively. See Note 3—Acquisitions for further discussion on the common stock issued to Mr. DeJoy as part of the acquisition of New Breed.
During the year ended December 31, 2015, the Company provided certain air charter schedule recovery services to Ameriflight, LLC (“Ameriflight”), a regional air cargo carrier. James J. Martell, a member of XPO’s Board of Directors, owns and serves as the executive chairman of Ameriflight.  The Company provides its services to Ameriflight on a transactional basis without a written contract. The Company received payments from Ameriflight or its affiliates in an amount of approximately $1.0 million for the year ended December 31, 2015.
19. Quarterly Financial Data (Unaudited)
The Company’s unaudited results of operations for each of the quarters in the years ended December 31, 2015 and 2014 are summarized below:
XPO Logistics, Inc.
Quarterly Financial Data
(Unaudited)

(Dollars in millions, except per share data)	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenue	$703.0	$1,215.9	$2,362.0	$3,342.3
Operating expenses
Cost of transportation and services	440.8	707.3	1,237.3	1,786.0
Direct operating expense	151.2	318.3	798.0	1,099.5
Sales, general and administrative expense	115.8	220.4	282.4	494.8
Total operating expenses	707.8	1,246.0	2,317.7	3,380.3
Operating (loss) income	(4.8)	(30.1)	44.3	(38.0)
Other expense (income)	0.2	2.1	1.6	(0.8)
Foreign currency loss (gain)	0.2	19.8	14.5	(0.4)
Interest expense	23.1	36.3	61.4	95.9
Loss before income tax (benefit) provision	(28.3)	(88.3)	(33.2)	(132.7)
Income tax (benefit) provision	(13.6)	(9.5)	1.8	(69.6)
Net loss	(14.7)	(78.8)	(35.0)	(63.1)
Preferred stock beneficial conversion charge	—	—	(52.0)	—
Cumulative preferred dividends	(0.7)	(0.7)	(0.7)	(0.7)
Net loss (income) attributable to noncontrolling interests	—	4.4	(4.9)	1.0
Net loss attributable to common shareholders	$(15.4)	$(75.1)	$(92.6)	$(62.8)

Basic loss per share	$(0.20)	$(0.89)	$(0.94)	$(0.58)
Diluted loss per share	$(0.20)	$(0.89)	$(0.94)	$(0.58)

(Dollars in millions, except per share data)	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenue	$282.4	$581.0	$662.5	$830.7
Operating expenses
Cost of transportation and services	224.0	459.1	487.4	531.3
Direct operating expense	4.0	27.2	71.0	171.0
Sales, general and administrative expense	75.8	106.6	117.7	122.4
Total operating expenses	303.8	592.9	676.1	824.7
Operating (loss) income	(21.4)	(11.9)	(13.6)	6.0
Other expense	0.1	0.3	0.3	(0.3)
Foreign currency loss	—	—	—	0.4
Interest expense	10.1	3.4	17.8	16.7
Loss before income tax benefit	(31.6)	(15.6)	(31.7)	(10.8)
Income tax benefit	(3.3)	(1.8)	(20.1)	(0.9)
Net loss	(28.3)	(13.8)	(11.6)	(9.9)
Preferred stock beneficial conversion charge	—	—	—	(40.9)
Cumulative preferred dividends	(0.8)	(0.7)	(0.7)	(0.7)
Net loss attributable to common shareholders	$(29.1)	$(14.5)	$(12.3)	$(51.5)

Basic loss per share	$(0.70)	$(0.28)	$(0.23)	$(0.77)
Diluted loss per share	$(0.70)	$(0.28)	$(0.23)	$(0.77)

20. Segment Reporting and Geographic Information
The Company determines its operating segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it has two operating segments and two reportable segments. The Company’s operating segments are Transportation and Logistics.
These reportable segments are strategic business units through which the Company offers different services. The Company evaluates the performance of the segments primarily based on their respective net operating margin and also evaluates revenues, net revenue margin and operating income. Accordingly, interest expense and other non-operating items are not reported in segment results. In addition, the Company has disclosed corporate amounts, which is not an operating segment and includes the costs of the Company’s executive and shared service teams, professional services such as legal and consulting, board of directors, and certain other corporate costs associated with operating as a public company. The Company allocates charges to the reportable segments for IT services, depreciation of IT fixed assets as well as centralized recruiting and training resources. Intercompany transactions have been eliminated in the consolidated balance sheets and results of operations. Intra-segment transactions have been eliminated in the reportable segment results of operations whereas inter-segment transactions represent a reconciling item to consolidated results as shown below.
The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on various financial measures of the respective business segments. The chief operating decision maker does not review assets by segment for purposes of allocating resources and therefore assets by segment are not disclosed.

The following schedule identifies selected financial data for each of the Company’s reportable segments for the years ended December 31, 2015, 2014 and 2013, respectively:
XPO Logistics, Inc.
Segment Data

(Dollars in millions)	Transportation	Logistics	Corporate	Eliminations	Total
Year Ended December 31, 2015
Revenue	$4,924.4	$2,768.4	$—	$(69.6)	$7,623.2
Operating income (loss)	51.6	81.6	(162.0)	0.2	(28.6)
Depreciation and amortization	226.5	136.9	1.5	—	364.9
Interest expense	25.0	15.3	176.4	—	216.7
Income tax provision (benefit)	(10.5)	17.6	(98.0)	—	(90.9)
Goodwill	2,504.7	2,105.9	—	—	4,610.6
Capital expenditures	126.3	109.5	13.2	—	249.0
Year Ended December 31, 2014
Revenue	$2,140.0	$216.6	$—	$—	$2,356.6
Operating income (loss)	18.9	17.6	(77.4)	—	(40.9)
Depreciation and amortization	79.5	16.3	2.5	—	98.3
Interest expense	0.5	—	47.5	—	48.0
Income tax provision (benefit)	0.8	—	(26.9)	—	(26.1)
Goodwill	577.0	352.3	—	—	929.3
Capital expenditures	13.4	24.0	7.2	—	44.6
Year Ended December 31, 2013
Revenue	$702.3	$—	$—	$—	$702.3
Operating loss	(7.2)	—	(45.1)	—	(52.3)
Depreciation and amortization	19.7	—	1.1	—	20.8
Interest expense	—	—	18.2	—	18.2
Income tax benefit	(2.4)	—	(20.1)	—	(22.5)
Goodwill	363.4	—	—	—	363.4
Capital expenditures	5.3	—	6.3	—	11.6
For segment reporting purposes by geographic region, revenues are attributed to the sales office location. The following table presents revenues generated by geographical area.

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Revenue
United States	$4,278.5	$2,141.4	$628.0
North America (excluding United States)	166.3	132.0	74.3
Europe	2,986.9	12.9	—
Asia	171.9	66.3	—
Other	19.6	4.0	—
Total	$7,623.2	$2,356.6	$702.3
As of December 31, 2015, the Company held long-lived tangible and intangible assets outside of the United States of $1,237.1 million.

EXHIBIT INDEX

Exhibit Number	Description

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

2.6 *
Share Purchase Agreement relating to Norbert Dentressangle SA among Dentressangle Initiatives, Mr. Norbert Dentressangle, Mrs. Evelyne Dentressangle, Mr. Pierre-Henri Dentressangle, Ms. Marine Dentressangle and XPO Logistics, Inc., dated as of April 28, 2015 (incorporated by reference to Exhibit 2.1 to XPO’s Current Report on Form 8-K filed with the SEC on April 29, 2015).

2.7 *
Tender Offer Agreement between XPO Logistics, Inc. and Norbert Dentressangle SA, dated as of April 28, 2015 (incorporated by reference to Exhibit 2.2 to XPO’s Current Report on Form 8-K filed with the SEC on April 29, 2015).

2.8 *
Agreement and Plan of Merger, dated as of September 9, 2015, by and among XPO Logistics, Inc., Con-way Inc., Inc. and Canada Merger Corp. (incorporated by reference to Exhibit 2.1 to XPO’s Current Report on Form 8-K filed with the SEC on September 10, 2015).

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

3.4 *
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the registrant, dated September 1, 2011 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated September 6, 2011 (the “September 2011 Form 8-K”))

3.5 *	2nd Amended and Restated Bylaws of the registrant, dated August 30, 2007 (incorporated herein by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K/A dated September 14, 2007).

3.6 *
Certificate of Amendment to Amended and Restated Certificate of Incorporation of XPO Logistics, Inc. (incorporated by reference to Exhibit 3.1 to XPO’s Current Report on Form 8-K filed with the SEC on May 21, 2015)

3.7 *	Text of Amendments to the 2nd Amended and Restated Bylaws of XPO Logistics, Inc. (incorporated by reference to Exhibit 3.2 to XPO’s Current Report on Form 8-K filed with the SEC on May 21, 2015).

3.8 *
Certificate of Amendment to Amended and Restated Certificate of Incorporation of XPO Logistics, Inc. (incorporated by reference to Exhibit 3.1 to XPO’s Current Report on Form 8-K filed with the SEC on September 8, 2015).

Exhibit Number	Description

4.1 *	Certificate of Designation of Series A Convertible Perpetual Preferred Stock of the registrant (incorporated herein by reference to Exhibit 4.1 of the September 2011 Form 8-K).

4.2 *	Form of Warrant Certificate (incorporated herein by reference to Exhibit 4.2 of the September 2011 Form 8-K).

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

4.11 *
Form of Investment Agreement, dated as of May 29, 2015, by and among XPO Logistics, Inc. and the Purchasers set forth on Schedule I thereto (incorporated by reference to Exhibit 4.1 to XPO’s Current Report on Form 8-K filed with the SEC on June 1, 2015).

4.12 *
Indenture, dated as of June 9, 2015, between XPO Logistics, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, The Bank of New York Mellon, London Branch as London Paying Agent and The Bank of New York Mellon (Luxembourg) S.A. as Luxembourg Paying Agent (incorporated by reference to Exhibit 4.1 to XPO’s Current Report on Form 8-K filed with the SEC on June 15, 2015).

4.13 *
Certificate of Designation of Series C Convertible Perpetual Preferred Stock of XPO Logistics, Inc., dated as of June 3, 2015 (incorporated by reference to Exhibit 4.2 to XPO’s Amendment No. 1 to Current Report on Form 8-K filed with the SEC on June 26, 2015).

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

10.10 +*	Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to XPO’s Current Report on Form 8-K filed with the SEC on March 20, 2014).

10.11 +*	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to XPO’s Current Report on Form 8-K filed with the SEC on March 20, 2014).

10.12 +*	Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.7 to XPO’s Current Report on Form 8-K filed with the SEC on February 11, 2016).

10.13 +*	Form of Employment Agreement, dated as of February 9, 2016, (incorporated by reference to Exhibit 10.1 to XPO’s Current Report on Form 8-K filed with the SEC on February 11, 2016).

10.14 +*
Exhibit A to Employment Agreement, dated as of February 9, 2016, between the registrant and Bradley S. Jacobs, (incorporated by reference to Exhibit 10.2 to XPO’s Current Report on Form 8-K filed with the SEC on February 11, 2016).

10.15 +*
Exhibit A to Employment Agreement, dated as of February 9, 2016, between the registrant and John J. Hardig, (incorporated by reference to Exhibit 10.4 to XPO’s Current Report on Form 8-K filed with the SEC on February 11, 2016).

10.16 +*
Exhibit A to Employment Agreement, dated as of February 9, 2016, between the registrant and Scott B. Malat, (incorporated by reference to Exhibit 10.6 to XPO’s Current Report on Form 8-K filed with the SEC on February 11, 2016).

10.17 +*
Exhibit A to Employment Agreement, dated as of February 9, 2016, between the registrant and Gordon E. Devens (incorporated by reference to Exhibit 10.5 to XPO’s Current Report on Form 8-K filed with the SEC on February 11, 2016).

10.18 +*
Exhibit A to Employment Agreement, dated as of February 9, 2016, between the registrant and Troy A. Cooper (incorporated by reference to Exhibit 10.3 to XPO’s Current Report on Form 8-K filed with the SEC on February 11, 2016).

10.19 *
Amended and Restated Revolving Loan Credit Agreement, dated as of April 1, 2014, by and among XPO Logistics, Inc. and certain subsidiaries, Morgan Stanley Bank, N.A., Morgan Stanley Senior Funding, Inc., Credit Suisse AG, Cayman Islands Branch, Deutsche Bank AG New York Branch, JPMorgan Chase Bank,
 N.A., Citibank N.A. and KeyBank National Association as Lenders, and Morgan Stanley Senior Funding, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 to XPO’s Current Report on Form 8-K filed with the SEC on April 4, 2014).

10.20 *
Amendment to Amended and Restated Revolving Loan Credit dated as of August 8, 2014 (incorporated by reference to Exhibit 10.1 to XPO’s Current Report on Form 8-K filed with the SEC on August 11, 2014).

10.21 *
Amendment No. 2 to the Amended and Restated Credit Agreement among XPO Logistics, Inc. and certain of its wholly owned subsidiaries, as borrowers, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent for such lenders (incorporated by reference to Exhibit 10.1 to XPO’s Current Report on Form 8-K filed with the SEC on June 2, 2015).

Exhibit Number	Description

10.22 *
Second Amended and Restated Revolving Loan Credit Agreement, dated as of October 30, 2015, by and among XPO Logistics, Inc. and certain subsidiaries signatory thereto, as borrowers, other credit parties signatory thereto, Morgan Stanley Senior Funding, Inc., as agent, and the Lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to XPO’s Current Report on Form 8-K filed with the SEC on November 2, 2015).

10.23 *
Senior Secured Term Loan Credit Agreement by and among XPO Logistics, Inc., certain subsidiaries signatory thereto, Morgan Stanley Senior Funding, Inc., as agent, and the Lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to XPO’s Current Report on Form 8-K filed with the SEC on November 2, 2015).

10.24 +*
Departure Agreement between the Company and Hervé Montjotin dated September 5, 2015 (incorporated by reference to Exhibit 10.4 to XPO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.25	Retirement and Release Agreement, dated as of December 1, 2015, by and between XPO Logistics, Inc. and Louis DeJoy.

14 *	Senior Officer Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to the registrant’s Current Report on Form 8-K dated January 20, 2012).

21	Subsidiaries of the registrant.

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

31.2
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

32.1
Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

32.2
Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Incorporated by reference.

**	Furnished herewith.

+	This exhibit is a management contract or compensatory plan or arrangement.