Form 10-Q
period 2016-03-31
XPO Logistics, Inc.
filed 2016-05-05
CIK 1166003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
Form 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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
 _____________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 4, 2016, there were 110,006,419 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Table of Contents

XPO Logistics, Inc.
Form 10-Q

Part I—Financial Information
Item 1. Financial Statements.
XPO Logistics, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
(Dollars in millions, except share and per share data)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$279.0	$289.8
Accounts receivable, net of allowances of $20.3 and $16.9, respectively	2,265.1	2,266.4
Other current assets	497.0	401.0
Total current assets	3,041.1	2,957.2
Property and equipment, net of $349.9 and $209.3 in accumulated depreciation, respectively	2,820.3	2,852.2
Goodwill	4,787.0	4,610.6
Identifiable intangible assets, net of $268.4 and $224.5 in accumulated amortization, respectively	1,704.2	1,876.5
Deferred tax asset	2.8	113.6
Other long-term assets	236.9	233.1
Total long-term assets	9,551.2	9,686.0
Total assets	$12,592.3	$12,643.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$997.7	$1,063.7
Accrued expenses	1,352.3	1,291.8
Current maturities of long-term debt	134.3	135.3
Other current liabilities	228.6	203.6
Total current liabilities	2,712.9	2,694.4
Long-term debt	5,379.1	5,272.6
Deferred tax liability	719.1	933.3
Employee benefit obligations	302.7	312.6
Other long-term liabilities	396.9	369.5
Total long-term liabilities	6,797.8	6,888.0
Commitments and contingencies
Stockholders’ equity:
Convertible perpetual preferred stock, $.001 par value; 10,000,000 shares authorized; 72,885 of Series A shares issued and outstanding at March 31, 2016 and December 31, 2015	42.0	42.0
Common stock, $.001 par value; 300,000,000 shares authorized; 109,736,757 and 109,523,493 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	0.1	0.1
Additional paid-in capital	3,219.4	3,212.3
Accumulated deficit	(488.2)	(465.0)
Accumulated other comprehensive loss	(47.3)	(72.3)
Noncontrolling interests	355.6	343.7
Total stockholders’ equity	3,081.6	3,060.8
Total liabilities and stockholders’ equity	$12,592.3	$12,643.2
See accompanying notes to consolidated financial statements.

XPO Logistics, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions, except per share data)	2016	2015
Revenue	$3,545.7	$703.0
Operating expenses
Cost of transportation and services	1,945.1	440.8
Direct operating expense	1,106.2	151.2
Sales, general and administrative expense	432.0	115.8
Total operating expenses	3,483.3	707.8
Operating income (loss)	62.4	(4.8)
Other expense	1.2	0.2
Foreign currency loss	3.1	0.2
Interest expense	93.1	23.1
Loss before income tax benefit	(35.0)	(28.3)
Income tax benefit	(15.7)	(13.6)
Net loss	(19.3)	(14.7)
Cumulative preferred dividends	(0.7)	(0.7)
Net income attributable to noncontrolling interests	(3.2)	—
Net loss attributable to common shareholders	$(23.2)	$(15.4)

Basic loss per share	$(0.21)	$(0.20)
Diluted loss per share	$(0.21)	$(0.20)

Weighted-average common shares outstanding
Basic weighted-average common shares outstanding	109.6	78.8
Diluted weighted-average common shares outstanding	109.6	78.8
See accompanying notes to consolidated financial statements.

XPO Logistics, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Net loss	$(19.3)	$(14.7)
Less: Net income attributable to noncontrolling interests	(3.2)	—
Net loss attributable to the Company	$(22.5)	$(14.7)

Other comprehensive income (loss)
Foreign currency translation gains	$52.1	$—
Unrealized losses on cash flow and net investment hedges, net of tax effect of $14.7 and $0.0	(18.4)	—
Other comprehensive income	33.7	—
Less: Other comprehensive income attributable to noncontrolling interests	(8.7)	—
Other comprehensive income attributable to the Company	$25.0	$—

Comprehensive income (loss)	$14.4	$(14.7)
Less: Comprehensive income attributable to noncontrolling interests	(11.9)	—
Comprehensive income (loss) attributable to the Company	$2.5	$(14.7)
See accompanying notes to consolidated financial statements.

XPO Logistics, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Operating activities
Net loss	$(19.3)	$(14.7)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	162.1	33.8
Deferred tax benefit	(22.7)	(15.8)
Non-cash stock compensation expense	11.9	2.3
Other	4.0	8.9
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	30.9	50.6
Income tax receivable	1.4	15.8
Prepaid expense and other assets	(67.2)	(5.4)
Accounts payable	(90.5)	(10.6)
Accrued expenses and other liabilities	(3.7)	(17.6)
Cash flows provided by operating activities	6.9	47.3
Investing activities
Acquisition of businesses, net of cash acquired	—	(58.2)
Payment for purchases of property and equipment	(114.7)	(11.4)
Proceeds from sale of assets	17.5	—
Cash flows used by investing activities	(97.2)	(69.6)
Financing activities
Proceeds from issuance of long-term debt	—	414.7
Payment for debt issuance costs	—	(4.5)
Repayment of long-term debt and capital leases	(41.8)	—
Proceeds from borrowing on revolving credit facility	200.0	—
Repayment of borrowings on revolving credit facility	(100.0)	—
Bank overdrafts	18.3	—
Dividends paid to preferred stockholders	(0.7)	(0.7)
Other	—	3.0
Cash flows provided by financing activities	75.8	412.5
Effect of exchange rates on cash	3.7	—
Net (decrease) increase in cash	(10.8)	390.2
Cash and cash equivalents, beginning of period	289.8	644.1
Cash and cash equivalents, end of period	$279.0	$1,034.3
Supplemental disclosure of cash flow information:
Cash paid for interest	$72.6	$39.9
Cash paid (received) for income taxes	$4.8	$(13.9)
Property plant and equipment acquired through an increase in accounts payable	$19.5	$—
Property plant and equipment acquired through an increase in capital lease	$10.6	$—
Equity portion of acquisition purchase price	$—	$0.8
Equity issued upon conversion of debt	$—	$35.6
See accompanying notes to consolidated financial statements.

XPO Logistics, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months Ended March 31, 2016
(Unaudited)

	Series A Preferred Stock		Common Stock				Accumulated Other Comprehensive Income/(Loss)
(Dollars in millions)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Foreign Currency Translation Adjustments	Cash Flow & Net Investment Hedges	Employee Benefit Plans	Non-controlling Interests	Total
Balance, December 31, 2015	73	$42.0	109,523	$0.1	$3,212.3	$(465.0)	$(61.8)	$6.7	$(17.2)	$343.7	$3,060.8
Net loss	—	—	—	—	—	(22.5)	—	—	—	3.2	$(19.3)
Other comprehensive income (loss), net of $14.7 total tax effect	—	—	—	—	—	—	44.1	(19.1)	—	8.7	$33.7
Exercise of warrants and stock options and other	—	—	213	—	0.4	—	—	—	—	—	$0.4
Issuance of common stock upon conversion of senior notes, net of tax	—	—	1	—	—	—	—	—	—	—	$—
Dividend paid	—	—	—	—	—	(0.7)	—	—	—	—	$(0.7)
Stock compensation expense	—	—	—	—	6.7	—	—	—	—	—	$6.7
Balance, March 31, 2016	73	$42.0	109,737	$0.1	$3,219.4	$(488.2)	$(17.7)	$(12.4)	$(17.2)	$355.6	$3,081.6
See accompanying notes to consolidated financial statements.

XPO Logistics, Inc.
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2016 and 2015
(Unaudited)

1. Organization
Nature of Business
XPO Logistics, Inc. and its subsidiaries ("XPO" or the "Company") provide comprehensive supply chain solutions to its customers, which are multinational, national, mid-size and small enterprises, and include many of the most prominent companies in the world. XPO runs its business on a global basis, with two reportable segments: Transportation and Logistics.
In the Transportation segment, the Company provides multiple services to facilitate the movement of raw materials, parts and finished goods. The Company accomplishes this by using its proprietary transportation management technology, third-party carriers and Company-owned trucks. XPO’s transportation services include: freight brokerage, last mile, expedite, intermodal, less-than-truckload ("LTL"), full truckload, managed transportation and global forwarding services. Freight brokerage, last mile, expedite, intermodal, managed transportation and global forwarding are all non-asset or asset-light businesses. LTL and full truckload are asset-based.
In the Logistics segment, referred to as supply chain, the Company provides a range of contract logistics services, including highly engineered and customized solutions, value-added warehousing and distribution, and other inventory solutions. The Company performs e-commerce fulfillment, reverse logistics, storage, factory support, aftermarket support, integrated manufacturing, packaging, labeling, distribution and transportation. In addition, the Company utilizes technology and expertise to solve complex supply chain challenges and create transformative solutions for world-class customers, while reducing their operating costs and improving production flow management.
Substantially all of the Company’s businesses operate as the single global brand of XPO Logistics. Under the Company’s cross-selling initiative, all services are offered to all customers to fulfill their supply chain requirements, and multiple services are often combined into an optimal solution.
For specific financial information relating to the above segments, refer to Note 15—Segment Reporting.
2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company's 2015 Annual Report on Form 10-K. Accordingly, significant accounting policies and other disclosures normally provided have been reduced or omitted. The preparation of the consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenue and expense during the reporting period. Estimates have been prepared on the basis of the most current and best available information, but actual results could differ materially from those estimates. Intercompany transactions have been eliminated in the consolidated financial statements. Where the presentation of these intercompany eliminations differs between the consolidated and reportable segment financial statements, reconciliations of certain line items are provided. The results of operations of acquired companies are included in the Company’s results from the closing date of the acquisition and forward. Income or loss attributable to noncontrolling interests is deducted from net income/loss to determine net income/loss attributable to common shareholders.

Significant Accounting Policies
Other Current Assets
The following table outlines the Company’s other current assets:

(Dollars in millions)	March 31, 2016	December 31, 2015
Prepaid expenses	$180.2	$142.3
Value-added tax and income tax receivables	111.7	115.8
Miscellaneous receivables	95.1	50.5
Inventory	50.6	48.9
Fixed assets held for sale	18.4	—
Other current assets	41.0	43.5
Total Other Current Assets	$497.0	$401.0
Intangible Assets with Definite Lives
The Company’s intangible assets subject to amortization consist of customer relationships, trade names, non-compete agreements, and other intangibles. Customer relationships are amortized on an accelerated basis over the period of economic benefit based on the estimated cash flows attributable to the related intangible asset or on a straight-line basis over the useful lives of the related intangible asset. Trade names are amortized on an accelerated basis over the period of economic benefit based on the estimated cash flows attributable to the related intangible assets. Non-compete agreements and other intangibles are amortized on a straight-line basis over the estimated useful lives of the related intangible asset. The range of estimated useful lives and the weighted-average useful lives of the respective intangible assets by type are as follows:

Classification	Estimated Useful Life	Weighted-Average Amortization Period
Customer relationships	1.5 to 16 years	13.33 years
Trade names	1.2 to 3.5 years	2.86 years
Non-compete agreements	Term of agreement	4.57 years
Other intangible assets	1.5 to 5 years	4.24 years
For additional information refer to Note 7—Intangible Assets.
Accrued Expenses
The following table outlines the Company’s accrued expenses:

(Dollars in millions)	March 31, 2016	December 31, 2015
Accrued salaries and wages	$503.3	$558.6
Accrued transportation and facility charges	173.2	156.1
Accrued value-added tax and other taxes	169.1	153.3
Accrued insurance claims	107.8	95.3
Accrued estimated litigation liabilities	84.2	66.1
Accrued interest	74.2	56.8
Accrued purchased services	45.1	42.0
Accrued short-term restructuring costs	44.1	46.8
Accrued cash-settled restricted stock	18.6	19.3
Other accrued expenses	132.7	97.5
Total Accrued Expenses	$1,352.3	$1,291.8

Other Current Liabilities
The following table outlines the Company’s other current liabilities:

(Dollars in millions)	March 31, 2016	December 31, 2015
Deferred revenue	$52.9	$62.4
Bank overdrafts	48.8	29.5
Employee benefits	35.4	38.7
Acquisition earn-out liability	21.8	21.8
Litigation costs	17.4	22.1
Income taxes payable	13.9	—
Current portion of interest rate swap liability	4.9	5.2
Other current liabilities	33.5	23.9
Total Other Current Liabilities	$228.6	$203.6
Fair Value Measurements
FASB ASC Topic 820, "Fair Value Measurements and Disclosures," defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and classifies the inputs used to measure fair value into the following hierarchy:

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
The aggregate net fair value estimates are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain financial instruments approximated their fair values as of March 31, 2016 and December 31, 2015, respectively. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and current maturities of long-term debt. Fair values approximate carrying values for these financial instruments since they are short-term in nature and are receivable or payable on demand. The fair value of the asset financing arrangements ("Asset Financing") approximates carrying value since the debt is primarily issued at a floating rate, may be prepaid any time at par without penalty and the remaining life is short-term in nature.
Cash equivalents consist of short-term interest-bearing instruments (primarily commercial paper, certificates of deposit and money market funds) with maturities of three months or less at the date of purchase. The carrying amounts for money market funds are a reasonable estimate of fair value and quoted market prices are available, and accordingly, are classified as Level 1 instruments. Commercial paper and certificates of deposit are generally valued using published interest rates for instruments with similar terms and maturities, and accordingly, are classified as Level 2 instruments. The fair value of the Company's Senior Notes due 2022, Senior Notes due 2019, Senior Notes due 2018 (collectively described as the “Senior Notes” when referring to the Senior Notes due 2018, Senior Notes due 2019, Senior Notes due 2021, and Senior Notes due 2022), Senior Debentures due 2034 (the “Senior Debentures”), and the 4.50% Convertible Senior Notes due October 1, 2017 (the “Convertible Notes”) was estimated using quoted market prices for identical instruments in active markets. The fair value of the Company's Term Loan Facility (the “Term Loan Facility”), Senior Notes due 2021 and Euro private placement notes due 2020 (the “Euro Private Placement Notes”) was estimated using inputs that are readily available market inputs for long-term debt with similar terms and maturities. The Company's derivative instruments include over-the-counter derivatives that are primarily valued using models that rely on observable market inputs, such as currency exchange rates and yield curves. For additional information refer to Note 12—Derivative Instruments.

The following table summarizes the carrying value and valuation of financial instruments within the fair value hierarchy:

	March 31, 2016
(Dollars in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents	$93.3	$93.3	$29.6	$63.7	$—
Financial Liabilities:
Senior Notes due 2022	1,577.7	1,568.0	1,568.0	—	—
Senior Notes due 2021	561.5	541.5	—	541.5	—
Senior Notes due 2019	900.3	936.0	936.0	—	—
Senior Notes due 2018	268.0	272.1	272.1	—	—
Term loan facility	1,537.9	1,600.0	—	1,600.0	—
Senior Debentures due 2034	199.5	219.0	219.0	—	—
Convertible senior notes	47.5	98.9	98.9	—	—
Euro private placement notes due 2020	15.0	14.9	—	14.9	—
Derivative instruments	42.8	42.8	—	42.8	—

	December 31, 2015
(Dollars in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents	$83.2	$83.2	$9.1	$74.1	$—
Financial Liabilities:
Senior Notes due 2022	1,577.0	1,479.8	1,479.8	—	—
Senior Notes due 2021	536.6	507.5	—	507.5	—
Senior Notes due 2019	900.4	920.3	920.3	—	—
Senior Notes due 2018	268.2	271.0	—	271.0	—
Term loan facility	1,540.3	1,590.0	—	1,590.0	—
Senior Debentures due 2034	199.0	201.0	—	201.0	—
Convertible senior notes	46.8	89.1	89.1	—	—
Euro private placement notes due 2020	14.5	13.9	—	13.9	—
Derivative instruments	8.8	8.8	—	8.8	—
New Accounting Standards
In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurements (Topic 820): "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." This ASU removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. This ASU is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company's adoption of this standard in the first quarter of 2016 had no material impact to the consolidated financial statements and related disclosures.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): "Simplifying the Accounting for Measurement-Period Adjustments," which simplifies how adjustments are made to provisional amounts recognized in a business combination during the measurement period. The standard is effective for interim and annual periods beginning after December 15, 2015. The Company adopted this standard in the first quarter of 2016. See Note 3 - Acquisitions for the current-quarter impact.
In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which clarifies the implementation guidance on principal versus agent considerations. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted for the first interim period within annual reporting periods beginning after December 15, 2016. The Company will adopt this standard in the first quarter of 2018. The Company is currently evaluating the standard and the impact on the consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): "Improvements to Employee Share-based Payment Accounting," which involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This ASU is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period, however early adoption is permitted. The Company is currently evaluating the standard and the impacts, if any, on its consolidated financial statements and related disclosures.
3. Acquisitions
2015 Acquisitions
Con-way Inc.
On September 9, 2015, XPO entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with Con-way Inc., a Delaware corporation ("Con-way"), and Canada Merger Corp., a Delaware corporation and wholly owned subsidiary of XPO ("Merger Subsidiary"). Headquartered in Ann Arbor, Michigan, Con-way was a Fortune 500 company with a transportation and logistics network of 582 locations and approximately 30,000 employees serving over 36,000 customers.
Under the terms of the Merger Agreement, XPO caused Merger Subsidiary to commence a cash tender offer (the "Offer") for all of Con-way's outstanding shares of common stock, par value $0.625 per share (the "Shares"), at a purchase price of $47.60 per Share, net to the seller in cash, without interest thereon and less any applicable withholding taxes. The Offer and withdrawal rights expired on October 30, 2015. A total of 46,150,072 Shares were validly tendered and not properly withdrawn pursuant to the Offer as of the expiration date, representing approximately 81.1% of the outstanding Shares. In addition, Notices of Guaranteed Delivery were delivered for 1,793,225 Shares, representing approximately 3.2% of the outstanding Shares. The number of Shares tendered satisfied the minimum condition, and all Shares that were validly tendered and not withdrawn pursuant to the Offer were accepted for payment. The fair value of the total consideration paid in the Offer and Merger Agreement was $2,317.8 million, net of cash acquired of $437.3 million, consisting of $2,706.6 million of cash paid at the time of closing for the purchase of all of Con-way’s outstanding shares of common stock, $17.6 million representing the portion of replacement equity awards attributable to pre-acquisition service, and a $30.9 million liability for the settlement of certain Con-way stock-based compensation awards.
On October 30, 2015, following its acceptance of the tendered shares, XPO completed its acquisition of Con-way pursuant to the terms of the Merger Agreement. Merger Subsidiary merged with and into Con-way, with Con-way continuing as the surviving corporation as a wholly owned subsidiary of XPO. Pursuant to the Merger Agreement, at the effective time each Share issued and outstanding immediately prior to the effective time was converted into the right to receive the purchase price other than Shares owned by (i) Con-way, XPO or Merger Subsidiary, which Shares have been canceled and cease to exist, (ii) any subsidiary of Con-way or XPO (other than Merger Subsidiary), which Shares have been converted into shares of common stock of the surviving corporation, or (iii) stockholders who validly exercise appraisal rights under Delaware law with respect to such Shares. All Con-way shares not validly tendered into the Offer have been canceled and converted into the right to receive the same $47.60 per share, net to the seller in cash, without interest thereon and less any applicable withholding taxes, as was paid for all Shares that were validly tendered and not withdrawn in the Offer. Con-way shares have ceased trading on the New York Stock Exchange.
At the effective time (as specified in the Merger Agreement, the "Effective Time"), each Con-way stock option and stock appreciation right, whether vested or unvested, was converted into an option to purchase shares of XPO common stock or a stock appreciation right in respect of XPO common stock, as applicable, with the same terms and conditions as were applicable to such stock option or stock appreciation right immediately prior to the Effective Time, with the number of shares of XPO common stock (rounded down to the nearest whole number of shares) subject to such stock option or stock appreciation right equal to the product of (i) the total number of Shares underlying such stock option or stock appreciation right immediately prior to the Effective Time, multiplied by (ii) the quotient obtained by dividing the per share merger consideration by the volume-weighted average trading price of XPO common stock on the New York Stock Exchange for the five consecutive trading days ending on the trading day immediately preceding the closing date (the "Equity Award Conversion Amount"), and with the exercise price applicable to such stock option or stock appreciation right to equal the quotient (rounded up to the nearest whole cent) obtained by dividing (a) the exercise price per Share applicable to such stock option or stock appreciation right immediately prior to the Effective Time, by (b) the Equity Award Conversion Amount.

(Dollars in millions)
Cash consideration	$2,706.6
Liability for equity award settlement	30.9
Portion of replacement equity awards attributable to pre-acquisition service	17.6
Cash acquired	(437.3)
Total consideration	$2,317.8
The Con-way transaction was accounted for as a business combination in accordance with ASC Topic 805 "Business Combinations." Assets acquired and liabilities assumed were recorded in the accompanying consolidated balance sheet at their estimated fair values as of October 30, 2015, with the remaining unallocated purchase price recorded as goodwill. Goodwill includes the expected synergies and cost rationalization from the merger of operations as well as intangible assets that do not qualify for separate recognition such as an assembled workforce.
The following table outlines the consideration transferred and purchase price allocation at the respective estimated fair values as of October 30, 2015:

(Dollars in millions)
Consideration	$2,317.8
Accounts receivable	670.1
Other current assets	129.9
Property and equipment	1,892.3
Trade name	5.6
Customer relationships	641.0
Other long-term assets	48.5
Accounts payable	(354.6)
Accrued expenses	(383.5)
Other current liabilities	(27.5)
Long-term debt	(640.6)
Deferred tax liabilities	(619.4)
Employee benefit obligations	(153.5)
Other long-term liabilities	(197.4)
Goodwill	$1,306.9
As of March 31, 2016, the purchase price allocation is preliminary and is based on information that is available to management at the time the consolidated financial statements were prepared. The most significant open items include the fair value of property and equipment, favorable and unfavorable leasehold assets and liabilities, definite-lived intangible assets, assumed liabilities and taxes. Based on a preliminary allocation, $1,025.7 million of the goodwill relates to the Transportation reportable segment and $281.2 million of the goodwill relates to the Logistics reportable segment. The goodwill as a result of the acquisition is not deductible for income tax purposes.
During the first quarter of 2016, management updated their assumptions in the measurement of fair value for property and equipment and customer relationships. The effect of this change was a $5.8 million decrease in depreciation and amortization expense recorded during the three-month period ended March 31, 2016 which related to the three-month period ended December 31, 2015.
Norbert Dentressangle SA
On April 28, 2015, XPO entered into (1) a Share Purchase Agreement (the "Share Purchase Agreement") relating to Norbert Dentressangle SA ("ND"), a French société anonyme, among Dentressangle Initiatives, a French société par actions simplifiée, Mr. Norbert Dentressangle, Mrs. Evelyne Dentressangle, Mr. Pierre-Henri Dentressangle, Ms. Marine Dentressangle and XPO and (2) a Tender Offer Agreement (the "Tender Offer Agreement" and, together with the Share Purchase Agreement, the "ND Transaction Agreements") between XPO and ND. The ND Transaction Agreements provided for the acquisition of a majority stake in ND by XPO, followed by an all-cash simplified tender offer by XPO to acquire the remaining outstanding shares.
On June 8, 2015, pursuant to the terms and subject to the conditions of the Share Purchase Agreement, Dentressangle Initiatives, Mr. Norbert Dentressangle, Mrs. Evelyne Dentressangle, Mr. Pierre-Henri Dentressangle and Ms. Marine Dentressangle (collectively, the "Sellers") sold to XPO and XPO purchased from the Sellers (the "Share Purchase"), all of the ordinary shares of ND owned by the Sellers, representing a total of approximately 67% of the share capital of ND and all of the outstanding share subscription warrants granted by ND to employees, directors or other officers of ND and its affiliates. Total cash consideration paid for the majority interest in the share capital of ND and settlement of the warrants was €1,437.0 million, or $1,603.9 million, excluding acquired debt. Consideration included only the portion of the fair value of the warrants attributable to service performed prior to the acquisition date. The remaining balance was recorded as compensation expense in the post-combination period. In conjunction with the Share Purchase Agreement, the Company agreed to settle certain performance stock awards of ND. Similar to the warrants, the consideration of €11.8 million, or $13.2 million, included only the portion of the fair value attributable to service performed prior to the acquisition date with the balance recorded as compensation expense in the post-combination period. The performance share settlement will be paid in cash with 50% of the awards paid 18 months from the acquisition date and the remaining 50% paid in 36 months. Further, as a result of the acquisition, the Company repaid certain indebtedness and related interest rate swap liabilities of ND totaling €628.5 million, or $705.0 million.
On June 11, 2015, XPO filed with the French Autorité des Marchés Financiers (the "AMF") a mandatory simplified cash offer (the "Tender Offer") to purchase all of the outstanding ordinary shares of ND (other than the shares already owned by XPO) at a price of €217.50 per share. On June 23, 2015, the Company received the necessary approval from the AMF to launch the Tender Offer and the Tender Offer was launched on June 25, 2015. The Tender Offer remained open for a period of 16 trading days. As of March 31, 2016, the Company purchased 1,921,553 shares under the Tender Offer and acquired a total of approximately 86.25% of the share capital of ND. The total fair value of the consideration provided for the noncontrolling interest in ND at the acquisition date is €702.5 million, or $784.2 million, which is based on the quoted market price of ND shares on the acquisition date. Total consideration is summarized in the table below in Euros ("EUR") and USD:

(In millions)	In EUR	In USD
Cash consideration	€1,437.0	$1,603.9
Liability for performance share settlement	11.8	13.2
Repayment of indebtedness	628.5	705.0
Noncontrolling interests	702.5	784.2
Cash acquired	(134.6)	(151.0)
Total consideration	€2,645.2	$2,955.3

The ND Share Purchase was accounted for as a business combination in accordance with ASC Topic 805 "Business Combinations." Assets acquired and liabilities assumed were recorded in the accompanying consolidated balance sheet at their estimated fair values as of June 8, 2015, with the remaining unallocated purchase price recorded as goodwill. Goodwill includes the expected synergies and cost rationalization from the merger of operations as well as intangible assets that do not qualify for separate recognition such as an assembled workforce. The following table outlines the consideration transferred and purchase price allocation at the respective estimated fair values as of June 8, 2015:

(Dollars in millions)
Consideration	$2,955.3
Accounts receivable	1,060.4
Other current assets	350.1
Deferred tax assets	27.2
Property and equipment	730.7
Trade name covenants	40.0
Non-compete agreements	5.6
Customer relationships	827.0
Other long-term assets	63.6
Accounts payable	(804.1)
Accrued expenses	(422.8)
Other current liabilities	(164.6)
Long-term debt	(643.4)
Deferred tax liabilities	(245.5)
Employee benefit obligations	(142.3)
Other long-term liabilities	(148.8)
Noncontrolling interests	(37.2)
Goodwill	$2,459.4
As of March 31, 2016, the most significant open items related to the purchase price allocation include the fair value of property and equipment, favorable and unfavorable leasehold assets and liabilities, definite-lived intangible assets, assumed liabilities and taxes. Based on a preliminary allocation, $961.9 million of the goodwill relates to the Transportation reportable segment and $1,497.5 million of the goodwill relates to the Logistics reportable segment. The goodwill as a result of the acquisition is not deductible for local country income tax purposes. The Company allocated the purchase price from its acquisition of ND down to the legal entities resulting in deferred tax assets and liabilities which on a jurisdictional basis have been netted. The jurisdictional netting resulted in a reduction of both deferred tax assets and deferred tax liabilities of $116.0 million during the first quarter of 2016, and had no impact on goodwill.
Bridge Terminal Transport Services, Inc.
On May 4, 2015, the Company entered into a Stock Purchase Agreement with BTTS Holding Corporation to acquire all of the outstanding capital stock of Bridge Terminal Transport Services, Inc. ("BTT"), a leading asset-light drayage provider in the United States. The closing of the transaction was effective on June 1, 2015. The fair value of the total consideration paid under the BTT Stock Purchase Agreement was $103.8 million and consisted of $103.1 million of cash paid at the time of closing, including an estimate of the working capital adjustment, and $0.7 million of equity.
The BTT acquisition was accounted for as a business combination in accordance with ASC Topic 805 "Business Combinations." Assets acquired and liabilities assumed were recorded in the accompanying consolidated balance sheet at their estimated fair values as of June 1, 2015, with the remaining unallocated purchase price recorded as goodwill. As a result of the acquisition, the Company recorded goodwill of $57.0 million and definite-lived intangible assets of $30.0 million. All goodwill relates to the Transportation reportable segment and is not deductible for income tax purposes. As of March 31, 2016, the purchase price allocation is considered final, except for the fair value of taxes and assumed liabilities.
UX Specialized Logistics
On February 9, 2015, the Company entered into an Asset Purchase Agreement with Earlybird Delivery Systems, LLC to acquire certain assets of UX Specialized Logistics, LLC ("UX"). The fair value of the total consideration paid under the UX Asset Purchase Agreement was $58.9 million and consisted of $58.1 million of cash paid at the time of closing, including an estimate of the working capital adjustment, and $0.8 million of equity. UX provided last mile logistics and same day delivery services for major retail chains and e-commerce companies.
The UX acquisition was accounted for as a business combination in accordance with ASC Topic 805 "Business Combinations." Assets acquired and liabilities assumed were recorded in the accompanying consolidated balance sheet at their estimated fair values as of February 9, 2015, with the remaining unallocated purchase price recorded as goodwill. As a result of the acquisition, the Company recorded goodwill of $38.1 million and definite-lived intangible assets of $18.8 million. All goodwill relates to the Transportation reportable segment and is fully deductible for income tax purposes. As of March 31, 2016, the purchase price allocation is considered final.
Pro Forma Financial Information
The following unaudited pro forma consolidated results of operations for the three-month period ended March 31, 2015 present consolidated information of the Company as if the acquisitions of Con-way and ND had occurred as of January 1, 2015:

	Historical Three Months Ended	Pro Forma Three Months Ended
(Dollars in millions, except per share data)	March 31, 2016	March 31, 2015
Revenue	$3,545.7	$3,542.3
Operating income	$62.4	$52.2
Net loss attributable to common shareholders	$(23.2)	$(34.9)
Basic loss per share	$(0.21)	$(0.33)
Diluted loss per share	$(0.21)	$(0.33)
The unaudited pro forma consolidated results for the three-month period were prepared using the acquisition method of accounting and are based on the historical financial information of Con-way, ND and the Company. The unaudited pro forma consolidated results incorporate historical financial information for all significant acquisitions pursuant to SEC regulations since January 1, 2015. The historical financial information has been adjusted to give effect to pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed these acquisitions on January 1, 2015.
4. Restructuring Charges
In conjunction with various acquisitions, the Company has initiated facility rationalization and severance programs to close facilities and reduce employment in order to improve efficiency and profitability or adjust for the loss of certain business. The programs include facility exit activities and employment reduction initiatives.
The amount of restructuring charges incurred during the three-month period ended March 31, 2016, and included in the Company's consolidated statement of operations as sales, general and administrative expense, direct operating expense, and cost of transportation and services, is summarized below.

		Three months ended March 31, 2016
(Dollars in millions)	Reserve Balance at December 31, 2015	Charges Incurred	Payments	Reserve Balance at March 31, 2016
Transportation
Contract termination	$0.1	$0.2	$—	$0.3
Facilities	0.6	0.1	(0.2)	0.5
Severance	26.7	0.4	(6.2)	20.9
Total	27.4	0.7	(6.4)	21.7
Logistics
Contract termination	0.8	0.4	(0.5)	0.7
Severance	25.5	6.4	(4.8)	27.1
Total	26.3	6.8	(5.3)	27.8
Corporate
Contract termination	4.0	—	(1.2)	2.8
Severance	3.5	—	(0.3)	3.2
Total	7.5	—	(1.5)	6.0
Total	$61.2	$7.5	$(13.2)	$55.5

5. Contingencies
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
Intermodal Drayage Classification Claims
Certain of the Company’s intermodal drayage subsidiaries received notices from the California Labor Commissioner, Division of Labor Standards Enforcement (the "DLSE"), that a total of approximately 150 owner operators contracted with these subsidiaries filed claims in 2012 with the DLSE in which they assert that they should be classified as employees, rather than independent contractors. These claims seek reimbursement for the owner operators’ business expenses, including fuel, tractor maintenance and tractor lease payments. After a decision was rendered by a DLSE hearing officer in seven of these claims, in 2014, the Company appealed the decision to California Superior Court, San Diego, where a de novo trial was held on the merits of those claims. On July 17, 2015, the court issued a final statement of decision finding that the seven claimants were employees rather than independent contractors, and awarding an aggregate of $2.9 million plus post-judgment interest and attorneys' fees to the claimants. The Company appealed this judgment, but cannot provide assurance that such appeal will be successful. The remaining DLSE claims (the "Pending DLSE Claims") have been transferred to California Superior Court in three separate actions involving approximately 200 claimants, including the approximately 150 claimants mentioned above. These matters are in the initial procedural stages. The Company believes that it has adequately accrued for the potential impact of loss contingencies that are probable and reasonably estimable relating to the Pending DLSE Claims. The Company is unable at this time to estimate the amount of the possible loss or range of loss, if any, in excess of its accrued liability that it may incur as a result of the Pending DLSE Claims.
One of these intermodal drayage subsidiaries also is a party to a putative class action litigation (Manuela Ruelas Mendoza v. Pacer Cartage, Inc.) brought by Edwin Molina on August 19, 2013 and currently pending in the U.S. District Court, Southern District of California. Mr. Molina asserts that he should be classified as an employee, rather than an independent contractor, and seeks damages for alleged violation of various California wage and hour laws. Mr. Molina seeks to have the litigation certified as a class action involving all owner-operators contracted with this subsidiary at any time from August 2009 to the present, which could involve as many as 625 claimants. Certain of these potential claimants also may have Pending DLSE Claims. The Company has reached an agreement to settle this litigation with the claimant. The settlement agreement has been conditionally approved by the court but remains subject to acceptance by a minimum percentage of members of the purported class. There can be no assurance that the settlement agreement will be accepted by the requisite percentage of members of the purported class. The Company believes that it has adequately accrued for the potential impact of loss contingencies that are probable and reasonably estimable relating to these claims.
Another of the Company’s intermodal drayage subsidiaries is a party to a putative class action litigation (C. Arevalo v. XPO Port Services, Inc.) brought by Carlos Arevalo in the Superior Court for the State of California, County of Los Angeles Central District filed in August 2015. Mr. Arevalo asserts that he should be classified as an employee, rather than an independent contractor, and seeks damages for alleged violation of various California wage and hour laws. Mr. Arevalo seeks to have the litigation certified as a class action involving all owner-operators contracted with this subsidiary at any time from August 2011 to the present. Certain of these potential claimants also may have Pending DLSE Claims. This matter is in the initial pleading stage and the court has not yet determined whether to certify the matter as a class action. The Company is unable at this time to estimate the amount of the possible loss or range of loss, if any, that it may incur as a result of this matter.
Last Mile Logistics Classification Claims
Certain of the Company’s last mile logistics subsidiaries are party to several putative class action litigations brought by independent contract carriers contracted with these subsidiaries in which the contract carriers assert that they should be classified as employees, rather than independent contractors. The particular claims asserted vary from case to case, but the claims generally allege unpaid wages, unpaid overtime, or failure to provide meal and rest periods, and seek reimbursement of the contract carriers’ business expenses. Putative class actions against the Company’s subsidiaries are pending in California (Fernando Ruiz v. Affinity Logistics Corp., filed in May 2005, currently in the Federal District Court, Southern District of California; and Ron Carter, Juan Estrada, Jerry Green, Burl Malmgren, Bill McDonald and Joel Morales v. XPO Logistics, Inc., filed in March 2016 in the Federal District Court, Northern District of California), New Jersey (Leonardo Alegre v. Atlantic Central Logistics, Simply Logistics, Inc., filed in March 2015 in the Federal District Court, New Jersey), Pennsylvania (Victor Reyes v. XPO Logistics, Inc., filed in May 2015 in the U.S. District Court, Pennsylvania) and Connecticut (Carlos Taveras v. XPO Last Mile, Inc., filed in November 2015 in the Federal District Court, Connecticut). The Company believes that it has adequately accrued for the potential impact of loss contingencies relating to the foregoing claims that are probable and reasonably estimable. The Company is unable at this time to estimate the amount of the possible loss or range of loss, if any, in excess of its accrued liability that it may incur as a result of these claims.
During the first quarter of 2016, the Company completed the settlement of multi-plaintiff actions in Massachusetts (Celso Martins, Alexandre Rocha, and Calvin Anderson v. 3PD, Inc. filed in July 2011 in Massachusetts State Court) and Illinois (Marvin Brandon, Rafael Aguilera, and Aldo Mendez-Etzig v. 3PD, Inc. filed in May 2013 in the Federal District Court, Northern District of Illinois).
Last Mile TCPA Claims
The Company is a party to a putative class action litigation (Leung v. XPO Logistics, Inc., filed in May 2015 in the U.S. District Court, Illinois) alleging violations of the Telephone Consumer Protection Act ("TCPA") related to an automated customer call system used by a last mile logistics business that the Company acquired. The Company has asserted indemnity rights pursuant to the agreement by which it acquired this business, subject to certain limits. This matter is in the initial pleading stage and the court has not yet determined whether to certify the matter as a class action. The Company believes that it has adequately accrued for the potential impact of loss contingencies that are probable and reasonably estimable relating to this matter. The Company is unable at this time to estimate the amount of the possible loss or range of loss, if any, in excess of its accrued liability that it may incur as a result of this matter.
Less-Than-Truckload Meal Break Claims
The Company’s LTL subsidiary is a party to several class action litigations alleging violations of the state of California's wage and hour laws. Plaintiffs allege failure to provide drivers with required meal breaks and rest breaks. Plaintiffs seek to recover unspecified monetary damages, penalties, interest and attorneys’ fees. The primary case is Jose Alberto Fonseca Pina, et al. v. Con-way Freight Inc., et al. (the "Pina case"). The Pina case was initially filed in November 2009 in Monterey County Superior Court and was removed to the U.S. District Court of California, Northern District. The Company has reached a tentative agreement to settle the Pina case, subject to execution of a settlement agreement, court approval and acceptance by a minimum percentage of members of the purported class. There can be no assurance that the settlement agreement will be finalized and executed, that the court will approve any such settlement agreement or that it will be accepted by the requisite percentage of members of the purported class. The Company believes that it has adequately accrued for the potential impact of loss contingencies relating to the Pina case. The Company is unable at this time to estimate the amount of the possible loss or range of loss, if any, in excess of its accrued liability that it may incur as a result of these claims.
Con-way Acquisition Litigation
On October 7, 2015, a purported stockholder of Con-way filed a putative class action complaint in the Delaware Court of Chancery, captioned Abrams v. Espe, et al., C.A. No. 11585-VCN. The complaint named the members of the board of directors of Con-way, XPO and an affiliate, and Citigroup Inc., financial advisor to Con-way in connection with the proposed acquisition, as defendants. The complaint alleged that the directors breached their fiduciary duties by, among other things, failing to maximize shareholder value in connection with the proposed transaction and failing to disclose certain information in the Schedule 14D-9 of Con-way relating to the proposed acquisition. The complaint also alleged that the other defendants aided and abetted those alleged breaches of fiduciary duty. The lawsuit sought, among other relief, a preliminary injunction, rescissory damages and recovery of the costs of the action, including reasonable attorneys' and experts' fees. On February 24, 2016, the plaintiff filed a Stipulation and Proposed Order requesting dismissal of the action, and further noting their intent to submit an application for an award of attorneys’ fees and reimbursement of expenses. On February 24, 2016, the Delaware court granted the Order, retaining jurisdiction solely for the purpose of determining plaintiff’s counsel’s application for an award of attorneys’ fees and reimbursement of expenses. The Company has agreed to pay fees and expenses of plaintiff’s counsel, and plaintiff’s counsel has agreed not to make any application to the Court for additional attorneys’ fees and expenses. This fee has not been in any way approved or ruled upon by the Court of Chancery.
XPO Logistics Worldwide Government Services Investigation
On June 11, 2014, XPO Logistics Worldwide Government Services, LLC, formerly known as Menlo Worldwide Government Services, LLC ("Government Services"), a subsidiary of the contract logistics business that the Company acquired through the Con-way transaction, received a subpoena duces tecum from the U.S. Department of Defense Inspector General requesting records relating to an investigation into compliance with the terms and conditions of its contractual arrangements with the United States Transportation Command (the "DTCI Contract") for work performed prior to the acquisition of Government Services by the Company. Government Services received a follow-on Civil Investigative Demand from the U.S. Department of Justice dated September 30, 2015, related to the same or related matters. On April 23, 2016, the Company entered into a settlement agreement with the United States Department of Justice regarding the foregoing investigation. The settlement fully resolves disputed charges under the DTCI Contract, and all related claims have been dismissed with prejudice, waived and released. The Company denied that any wrongdoing occurred.
6. Property and Equipment
The following table outlines the Company’s property and equipment:

(Dollars in millions)	March 31, 2016	December 31, 2015
Property and Equipment
Land	$363.6	$359.5
Buildings and leasehold improvements	477.7	476.8
Vehicles, tractors, trailers and tankers	1,496.1	1,440.5
Machinery and equipment	342.2	325.9
Office and warehouse equipment	87.3	79.5
Computer software and equipment	403.3	379.3
	3,170.2	3,061.5
Less: Accumulated depreciation	(349.9)	(209.3)
Total Property and Equipment, net	$2,820.3	$2,852.2
Depreciation of property and equipment was $119.5 million and $15.8 million for the three-month periods ended March 31, 2016 and 2015, respectively. The net book value of capitalized internally-developed software totaled $126.5 million and $122.8 million as of March 31, 2016 and December 31, 2015, respectively.

7. Intangible Assets
The following table outlines the Company’s identifiable intangible assets:

	March 31, 2016		December 31, 2015
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangibles
Customer relationships	$1,889.8	$212.8	$2,017.0	$174.4
Trade name	52.1	33.7	51.0	29.1
Non-compete agreements	16.4	7.7	18.7	6.8
Carrier relationships	12.1	12.1	12.1	12.1
Other intangible assets	2.2	2.1	2.2	2.1
	$1,972.6	$268.4	$2,101.0	$224.5
Estimated future amortization expense for intangible assets for the remaining nine months of 2016 and next four years is as follows:

(Dollars in millions)	2016	2017	2018	2019	2020
Estimated amortization expense	$133.8	$166.1	$158.1	$151.8	$145.7
Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.
Intangible asset amortization expense recorded in sales, general and administrative expense was $42.0 million and $18.0 million for the three-month periods ended March 31, 2016 and 2015, respectively.
8. Goodwill
The following table shows changes in the gross carrying amounts of goodwill. The current period additions are the result of adjustments related to prior year acquisitions for which the measurement period remains open.

(Dollars in millions)	Transportation	Logistics	Total
Goodwill at December 31, 2015	$2,504.7	$2,105.9	$4,610.6
Property and equipment and intangible asset fair value adjustments	145.2	37.4	182.6
Deferred tax adjustments	(58.0)	(18.5)	(76.5)
Litigation liability adjustments, net of tax	13.7	0.6	14.3
Impact of foreign exchange translation	19.9	30.9	50.8
Other adjustments	4.1	1.1	5.2
Goodwill at March 31, 2016	$2,629.6	$2,157.4	$4,787.0

9. Employee Benefit Plans
Defined Benefit Pension Plans
In the periods presented, certain employees of XPO and its subsidiaries in the U.S. and the UK were covered under one of several retirement plans. The Company did not have defined benefit pension plans prior to June 2015.
The following table outlines the amount of net periodic benefit expense for the three-month period ended March 31, 2016:

(Dollars in millions)	U.S. Qualified Plans	U.S. Non-Qualified Plans	UK Plans
Net periodic benefit expense (income):
Interest cost	$19.0	$0.8	$11.5
Expected return on plan assets	(22.1)	—	(14.9)
Net periodic benefit expense (income)	$(3.1)	$0.8	$(3.4)
The Company has not contributed to and has no plans to contribute to its U.S. Plans in 2016. The Company has contributed

$3.2 million to its UK Plans through March 31, 2016, and estimates it will contribute $15.1 million in aggregate to its UK Plans in 2016.
Defined Contribution Retirement Plans
The Company’s cost for defined contribution retirement plans was $14.4 million for the three-month period ended March 31, 2016. The Company did not have significant defined contribution retirement plan costs in the first quarter of 2015.
Postretirement Medical Plan
As a result of the Company’s acquisition of Con-way as described in Note 3—Acquisitions, the Company sponsors a postretirement medical plan. The following table sets forth the amount of net periodic benefit expense for the three-month period ended March 31, 2016:

(Dollars in millions)	Three Months Ended March 31, 2016
Net periodic benefit expense:
Service cost - benefits earned during the year	$0.2
Interest cost on projected benefit obligation	0.5
Net periodic benefit expense	$0.7
10. Stock-Based Compensation
During the three-month periods ended March 31, 2016 and 2015, the Company recognized the following stock-based compensation expense in direct operating expense and sales, general and administrative expense:

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Stock options	$0.4	$0.5
Stock appreciation rights	0.4	—
Restricted stock units	4.7	1.2
Performance-based restricted stock units	1.6	0.6
Cash-settled performance-based restricted stock units	4.8	—
Total stock-based compensation expense	$11.9	$2.3
The Company did not realize any excess tax benefit for tax deductions from the stock-based compensation plan in the three-month periods ended March 31, 2016 and 2015.
Stock Options
A summary of stock option award activity for the three-month period ended March 31, 2016 is presented below:

	Stock Options
	Number of Stock Options	Weighted-Average Exercise Price	Exercise Price Range	Weighted- Average Grant Date Fair Value	Weighted-Average Remaining Term

Outstanding at December 31, 2015	2,004,280	$16.66	$2.68 - $31.88	$6.06	4.57
Exercised	(97,565)	19.91	$2.68 - $25.18	6.90
Forfeited or expired	(180,848)	29.70	$27.69 - $29.79	1.53
Outstanding at March 31, 2016	1,725,867	$15.11	$3.88 - $31.88	$6.54	4.96
Options exercisable at March 31, 2016	1,408,612	$14.76	$3.88 - $31.88	$6.01	4.50

As of March 31, 2016, the Company had 1,408,612 options vested and exercisable and $1.9 million of unrecognized compensation cost related to stock options. The intrinsic value of options vested and exercisable at March 31, 2016 was $22.5 million. The remaining estimated compensation expense related to the existing stock options is as follows:

(Dollars in millions)	2016	2017	2018	2019
Remaining estimated compensation expense related to existing stock options	$0.8	$0.6	$0.4	$0.1
The total intrinsic value of options exercised during the three-month periods ended March 31, 2016 and 2015 was $0.8 million and $0.3 million, respectively. The total cash received from options exercised was $1.9 million and $0.1 million during the three-month periods ending March 31, 2016 and 2015, respectively.
Stock Appreciation Rights
In connection with the Con-way transaction, the Company assumed all stock appreciation rights ("SARs") held by Con-way employees. Each SAR was converted into an equivalent number of SARs with the same terms and conditions as were applicable prior to the acquisition. All converted SARs were fully vested as of the acquisition date. The SARs are liability-classified awards, and as a result, the Company re-measures the fair value of the awards each reporting period until the awards are settled. The Company recognizes any changes in fair value as compensation cost in the current period. The ultimate expense recognized for the SARs is equal to the intrinsic value at settlement. At March 31, 2016 and December 31, 2015, the Company had recognized accrued liabilities for cash-settled SARs of $2.3 million and $1.9 million, respectively, using a weighted-average fair value per SAR of $16.55 and $13.45, respectively.
The following table summarizes SAR activity for the three-month period ended March 31, 2016:

	Stock Appreciation Rights
	Number of Rights	Weighted-Average Exercise Price	Weighted-Average Remaining Term

Outstanding at December 31, 2015	143,603	$15.61	1.79
Exercised	(6,299)	15.61	—
Outstanding at March 31, 2016	137,304	$15.61	1.43
SARs exercisable at March 31, 2016	137,304	15.61	1.43
The intrinsic value of SARs outstanding and exercisable at March 31, 2016 was $2.1 million.
Restricted Stock Units and Performance-based Restricted Stock Units
A summary of restricted stock units ("RSU") and performance-based restricted stock units ("PRSU") award activity for the three-month period ended March 31, 2016 is presented below:

	Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value	Number of Performance-based Restricted Stock Units	Weighted-Average Grant Date Fair Value

Outstanding at December 31, 2015	1,558,441	$23.01	1,987,060	$21.47
Granted	45,507	26.47	—	—
Vested	(95,220)	30.17	(103,530)	32.47
Forfeited	(79,816)	26.02	(14,505)	30.03
Outstanding at March 31, 2016	1,428,912	$22.49	1,869,025	$18.21
The total fair value of RSUs vested during the three-month periods ended March 31, 2016 and 2015 was $2.5 million and $1.3 million, respectively. Of the 1,428,912 outstanding RSUs, 1,229,948 vest subject to service conditions and 198,964 vest subject to service and market conditions.
The total fair value of PRSUs vested during the three-month period ended March 31, 2016 was $2.3 million. Of the 1,869,025 outstanding PRSUs, 1,632,869 vest subject to service and a combination of market and performance conditions and 236,156 vest subject to service and performance conditions.

As of March 31, 2016, the Company had approximately $20.9 million of unrecognized compensation cost related to non-vested RSU and PRSU compensation that is anticipated to be recognized over a weighted-average period of approximately 2.26 years. Remaining estimated compensation expense related to outstanding RSUs and PRSUs is as follows:

(Dollars in millions)	2016	2017	2018	2019	2020 and Thereafter
Remaining estimated compensation expense related to outstanding RSUs and PRSUs deemed probable	$10.8	$5.8	$2.5	$0.4	$1.4
The remaining estimated compensation expense excludes the impact of $21.2 million of unrecognized compensation cost related to PRSUs not deemed probable as of March 31, 2016.
Cash-settled Performance-based Restricted Stock Units
In February 2016, the Company entered into Employment Agreements (the "Agreements") with certain executive officers. The Agreements provide for cash-settled PRSU grants under the XPO Logistics Inc. Amended and Restated 2011 Omnibus Incentive Compensation Plan to each of the executive officers effective February 9, 2016. Twenty-five percent of the PRSUs vest and are settled in cash on each of the first four anniversaries of the grant, subject to the officer's continued employment through the applicable anniversary and achievement of certain performance targets for each tranche. Cash-settled PRSU awards are measured at fair value initially based on the closing price of the Company’s common stock at the date of grant and are required to be re-measured to fair value at each reporting date until settlement. Compensation expense for cash-settled PRSUs is recognized over the applicable performance periods based on the probability of achievement of the performance conditions and the closing price of the Company’s common stock at each balance sheet date. The cost of a probable cash-settled PRSU award is recorded as a liability until settled. At March 31, 2016, the Company had recognized accrued liabilities for cash-settled PRSUs of $4.8 million using a weighted-average fair value per PRSU of $30.70.
The following table summarizes cash-settled PRSU activity for the three-month period ended March 31, 2016:

	Cash-settled Performance-based Restricted Stock Units
	Number of Cash-settled Performance-based Restricted Stock Units	Weighted-Average Fair Value

Outstanding at December 31, 2015	—	$—
Granted	2,486,912	22.92
Outstanding at March 31, 2016	2,486,912	$30.70
As of March 31, 2016, the Company had approximately $71.6 million of unrecognized compensation cost related to non-vested cash-settled PRSU compensation that is anticipated to be recognized over a weighted-average period of approximately 3.75 years.
Remaining estimated compensation expense related to outstanding cash-settled PRSUs is as follows:

(Dollars in millions)	2016	2017	2018	2019
Remaining estimated compensation expense related to outstanding cash-settled PRSUs	$14.3	$19.1	$19.1	$19.1
The above amounts of unrecognized compensation expense are estimated based on the assumed achievement of each performance target and the market value of the Company's common stock at March 31, 2016 and will vary based on changes in the Company's common stock price and probability of achievement of performance targets in future periods.
11. Income Taxes
For the three months ended March 31, 2016, the Company recorded an income tax benefit of $15.7 million yielding an effective tax rate of 44.9%. The effective tax rate differs from the U.S. statutory rate of 35% in the three-month period ended March 31, 2016 primarily due to an increase in valuation allowances established on state and foreign net operating losses where is it more likely than not the deferred tax assets will not be utilized, non-deductible transaction costs and the mix of income among the jurisdictions in which the Company does business with statutory tax rates that differ from the U.S. rate.
For the three months ended March 31, 2015, the Company recorded an income tax benefit of $13.6 million yielding an effective tax rate of 48.1%. The effective tax rate differs from the U.S. statutory rate of 35% in the three-month period ended March 31, 2015 primarily due to the non-taxable nature of a holdback liability release related to the initial acquisition of the

Company's last mile logistics platform, a change in estimate of realization on prior tax positions, and the change in the mix or income among the jurisdictions in which the Company does business.
The Company had valuation allowances of approximately $71.1 million and $67.6 million as of March 31, 2016 and December 31, 2015, respectively, on the deferred tax assets generated for federal, state and foreign net operating losses where it is more likely than not that the deferred tax assets will not be utilized. There is no portion of these valuation allowances representing activity reported in other comprehensive income as of March 31, 2016 or December 31, 2015. In evaluating the Company’s ability to realize its deferred income tax assets, the Company considers all available positive and negative evidence, including operating results, ongoing tax planning, and the reversal of deferred tax liabilities on a jurisdiction by jurisdiction basis.
In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of March 31, 2016, the Company has not made a provision for U.S. or additional foreign withholding taxes for financial reporting over the tax basis of investments in foreign subsidiaries that the Company considers to be indefinitely reinvested, if any exists, except on those earnings that are subject to U.S. tax without regard to whether those earnings are actually distributed. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of unrecorded deferred tax liability related to investments in these foreign subsidiaries.
12. Derivative Instruments
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
The following table presents the location on the consolidated balance sheets in which the Company’s derivative and nonderivative instruments have been recognized, the fair value hierarchy level applicable to each type of derivative and nonderivative instrument, and the related notional amounts and fair values as of March 31, 2016:

(Dollars in millions)	Balance Sheet Location	Fair Value Hierarchy Level	Notional Amount	Fair Value
Derivatives designated as hedges:
Cross-currency swap agreements	Other long-term liabilities	Level 2	$730.9	$(32.6)
Interest rate swaps	Other current liabilities Other long-term liabilities	Level 2	216.3	(6.0)
Derivatives not designated as hedges:
Interest rate swaps	Other current liabilities Other long-term liabilities	Level 2	68.3	(0.9)
Foreign currency option contracts	Other current liabilities	Level 2	221.7	(1.7)
Foreign currency forward contracts	Other current liabilities	Level 2	80.8	(1.6)
Total				$(42.8)

The following table indicates the amount of gains/(losses) that have been recognized in accumulated other comprehensive loss in the consolidated balance sheets and gains/(losses) recognized in net loss in the consolidated statements of operations for the three-month periods ended March 31, 2016 and 2015 for derivative and nonderivative instruments:

	Recognized in Accumulated Other Comprehensive Loss		Recognized in Net Loss
(Dollars in millions)	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Derivatives designated as hedges:
Cross-currency swap agreements	$(32.8)	$—	$—	$—
Interest rate swaps	1.1	—	—	—
Derivatives not designated as hedges:
Interest rate swaps	—	—	0.2	—
Foreign currency option contracts	—	—	(0.8)	—
Foreign currency forward contracts	—	—	(1.6)	—
Nonderivatives designated as hedges:
Foreign currency denominated notes	(1.7)	—	—	—
Total	$(33.4)	$—	$(2.2)	$—
Hedge of Net Investments in Foreign Operations
In connection with the issuance of the Senior Notes due 2022, the Company entered into certain cross-currency swap agreements to manage the related foreign currency exchange risk by effectively converting a portion of the fixed-rate USD-denominated Senior Notes due 2022, including the semi-annual interest payments, to fixed-rate, EUR-denominated debt. The risk management objective is to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies and reduce the variability in the functional currency equivalent cash flows of a portion of the Senior Notes due 2022. During the term of the swap contracts, the Company will receive semi-annual interest payments in June and December of each year from the counterparties based on USD fixed interest rates, and the Company will make semi-annual interest payments in June and December of each year to the counterparties based on EUR fixed interest rates. At maturity, the Company will repay the original principal amount in EUR and receive the principal amount in USD. The Company has designated the cross-currency swap agreements as qualifying hedging instruments and is accounting for these as net investment hedges. The gains and losses resulting from fair value adjustments to the cross-currency swap agreements are recorded in accumulated other comprehensive income to the extent that the cross-currency swaps are effective in hedging the designated risk. The Company did not record any ineffectiveness for the three-month period ended March 31, 2016. Cash flows related to the cross-currency swaps are included in operating activities on the consolidated statements of cash flows. The Company does not expect amounts that are currently deferred in accumulated other comprehensive income to be reclassified to income over the next 12 months. The Company did not have cross-currency swap agreements in the three-month period ended March 31, 2015.
In addition to the cross-currency swaps, the Company uses foreign currency denominated notes as nonderivative hedging instruments of its net investments in foreign operations. During the first quarter of 2016, the Company designated $37.6 million of its Senior Notes due 2021 included in long-term debt on the consolidated balance sheets as a net investment hedge of its investments in international subsidiaries that use the EUR as their functional currency. The gains and losses resulting from the exchange rate adjustments to the designated portion of the foreign currency denominated notes are recorded in accumulated other comprehensive income to the extent that the foreign currency denominated notes are effective in hedging the designated risk. The Company did not record any ineffectiveness for the three-month period ended March 31, 2016. The Company does not expect amounts that are currently deferred in accumulated other comprehensive income to be reclassified to income over the next 12 months. The Company did not have foreign currency denominated notes in the three-month period ended March 31, 2015.
Interest Rate Hedging
In order to mitigate variability in forecasted interest payments on the Company’s EUR-denominated asset financings that are based on benchmark interest rates (e.g., Euribor), the Company has entered into interest rate swaps. The objective is for the cash flows of the interest rate swaps to offset any changes in cash flows of the forecasted interest payments attributable to changes in the benchmark interest rate. The interest rate swaps convert floating rate interest payments into fixed rate interest payments. The Company has designated the interest rate swaps as qualifying hedging instruments and is accounting for these as cash flow hedges of the forecasted obligations. The gains and losses resulting from fair value adjustments to the interest rate swaps are recorded in accumulated other comprehensive income to the extent that the interest rate swaps are effective in hedging the designated risk. The gains and losses will be reclassified from accumulated other comprehensive income to interest expense on the dates that interest payments accrue, or when the hedged item becomes probable not to occur. The Company is hedging its exposure to the variability in future cash flows for forecasted interest payments through December 2017. At March 31, 2016, a notional amount of $68.3 million of the Company's interest rate swaps are classified as derivatives not designated as hedges. Cash flows related to the interest rate swaps are included in operating activities on the consolidated statements of cash flows. The Company expects an inconsequential amount that is currently deferred in accumulated other comprehensive income to be reclassified to income during the year ended December 31, 2016. The Company did not have interest rate swaps in the three-month period ended March 31, 2015.
Foreign Currency Option and Forward Contracts
In order to mitigate against the risk of a reduction in the value of foreign currency earnings before interest, taxes, depreciation and amortization ("EBITDA") from the Company’s international operations with the EUR and GBP as the functional currency, the Company uses foreign currency option and forward contracts. The foreign currency contracts are not designated as qualifying hedging instruments as of March 31, 2016. The contracts are not speculative and are used to manage the Company’s exposure to foreign currency exchange rate fluctuations and other identified risks. The contracts expire in 12 months or less. Gains or losses on the contracts are recorded in other expense in the consolidated statements of operations. Cash flows related to the foreign currency contracts are included in operating activities on the consolidated statements of cash flows. The risk of loss associated with the option contracts is limited to the premium amounts payable. The Company did not have foreign currency option or forward contracts in the three-month period ended March 31, 2015.
13. Variable Interest Entities and Joint Ventures
The Company consolidates variable interest entities (“VIEs”) and certain joint ventures ("JVs") because it has the power to direct the activities that significantly affect the VIEs' and JVs' economic performance, including having operational control over each VIE and JV and operating the VIEs under the XPO brand. The VIEs and JVs provide logistics services for their customers. Investors in these entities only have recourse to the assets owned by the entity and not to the Company’s general credit. The Company does not have implicit support arrangements with any VIE. Assets and liabilities of consolidated VIEs and JVs is outlined in the table below.

(Dollars in millions)	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$14.6	$14.3
Accounts receivable, net of allowance	60.4	54.7
Other current assets	4.8	3.8
Property and equipment, net of accumulated depreciation	3.7	4.8
Other long-term assets	5.3	3.0
Total	$88.8	$80.6

Liabilities
Accounts payable	$45.4	$44.9
Accrued expenses, other	10.8	8.1
Other current liabilities	9.4	8.9
Other long-term liabilities	10.4	5.2
Total	$76.0	$67.1
Total revenue from the Company’s consolidated VIEs and JVs was $74.1 million in the three-month period ended March 31, 2016. Related expenses for the Company’s consolidated VIEs and JVs consisted of operating expenses of $72.0 million in the three-month period ended March 31, 2016, and tax expense of $0.5 million in the three-month period ended March 31, 2016. The Company did not have any VIEs or JVs prior to its June 2015 acquisition of ND.
14. Earnings per Share
Basic earnings per common share are computed by dividing net income attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share are computed by dividing net income attributable to common shareholders by the combined weighted-average number of shares of common stock outstanding and the potential dilution of stock options, warrants, RSUs, PRSUs, Convertible Notes and the Company’s

Series A Convertible Perpetual Preferred Stock, par value $0.001 per share, outstanding during the period, if dilutive. The weighted-average of potentially dilutive securities excluded from the computation of diluted earnings per share is shown in the table below.

	Three Months Ended March 31,
	2016	2015
Basic weighted average common stock outstanding	109,628,094	78,825,639
Potentially dilutive securities:
Shares underlying the conversion of preferred stock to common stock	10,412,145	10,476,430
Shares underlying the conversion of the convertible senior notes	3,180,806	5,171,353
Shares underlying warrants to purchase common stock	7,557,370	8,776,365
Shares underlying stock options to purchase common stock	570,684	633,392
Shares underlying restricted stock units and performance-based restricted stock units	1,607,032	1,025,632
	23,328,037	26,083,172
Diluted weighted average shares outstanding	132,956,131	104,908,811
The impact of this dilution was not reflected in the earnings per share calculations in the consolidated statements of operations because the impact was anti-dilutive. The treasury stock method was used to determine the shares underlying warrants, stock options, RSUs and PRSUs for potential dilution with an average market price of $25.21 per share and $41.90 per share for the three-month periods ended March 31, 2016 and 2015, respectively.
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
These reportable segments are strategic business units through which the Company offers different services. The Company evaluates the performance of the segments primarily based on their respective net operating margins, as well as revenues, net revenue margin and operating income. Accordingly, interest expense and other non-operating items are not reported in segment results. In addition, the Company has disclosed corporate amounts, which are not related to an operating segment and includes the costs of the Company’s executive and shared service teams, professional services such as legal and consulting, board of directors, and certain other corporate costs associated with operating as a public company. The Company allocates charges to the reportable segments for technology services and depreciation of technology fixed assets, as well as centralized recruiting and training resources. Intercompany transactions have been eliminated in the consolidated balance sheets and results of operations. Intra-segment transactions have been eliminated in the reportable segment results of operations, whereas inter-segment transactions represent a reconciling item to consolidated results as shown below.
The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on various financial measures of the respective business segments. The chief operating decision maker does not review assets by segment for purposes of allocating resources and therefore assets by segment are not disclosed.

The following schedule identifies selected financial data for the three-month periods ended March 31, 2016 and 2015, respectively:

(Dollars in millions)	Transportation	Logistics	Corporate	Eliminations	Total
Three Months Ended March 31, 2016
Revenue	$2,297.4	$1,260.7	$—	$(12.4)	$3,545.7
Operating income (loss)	75.4	31.9	(44.9)	—	62.4
Depreciation and amortization	114.6	47.1	0.4	—	162.1
Interest expense	—	—	93.1	—	93.1
Income tax benefit	—	—	(15.7)	—	(15.7)
Goodwill	2,629.6	2,157.4	—	—	4,787.0

Three Months Ended March 31, 2015
Revenue	$562.2	$140.8	$—	$—	$703.0
Operating income (loss)	3.6	6.4	(14.8)	—	(4.8)
Depreciation and amortization	19.7	13.7	0.4	—	33.8
Interest expense	—	—	23.1	—	23.1
Income tax benefit	—	—	(13.6)	—	(13.6)
Goodwill	614.7	353.1	—	—	967.8
16. Related Party Transactions
For the three-month periods ended March 31, 2016 and 2015, the Company leased office space from three entities partially owned and controlled by Louis DeJoy, the former chief executive officer of the Company's North American supply chain business, who was elected as a member of the Company's Board of Directors on December 3, 2015. The non-cancellable lease agreements for these entities expire at various dates in 2019. Each lease agreement provides the Company, as tenant, with two five-year option periods to extend the lease term. The Company made rent payments associated with these lease agreements in the amounts of $0.5 million and $0.5 million for the three-month periods ended March 31, 2016 and 2015, respectively. In addition, the Company paid operating expenses in connection with these leased properties of $0.1 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively.
For the three-months period ended March 31, 2016, the Company provided certain air charter schedule recovery services to Ameriflight, LLC ("Ameriflight"), a regional air cargo carrier. James J. Martell, a member of the Company's Board of Directors, owns and serves as the executive chairman of Ameriflight.  The Company provides its services to Ameriflight on a transactional basis without a written contract. The Company received payments from Ameriflight or its affiliates in an amount of approximately $0.3 million for the three-month period ended March 31, 2016. The Company did not receive payments from Ameriflight or its affiliates in the three-month period ended March 31, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and other written reports and oral statements we make from time to time contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. In some cases, forward-looking statements can be identified by the use of forward-looking terms such as "anticipate," "estimate," "believe," "continue," "could," "intend," "may," "plan," "potential," "predict," "should," "will," "expect," "objective," "projection," "forecast," "goal," "guidance," "outlook," "effort," "target" or the negative of these terms or other comparable terms. However, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to a material difference include those discussed elsewhere in this Quarterly Report, the risks discussed in our other filings with the SEC and the following: economic conditions generally; competition and pricing pressures; our ability to align our investments in capital assets, including equipment, service centers and warehouses, to our customers’ demands; our ability to successfully manage our growth, including by maintaining effective internal controls; our ability to successfully integrate and realize anticipated synergies, cost savings and profit improvement opportunities with respect to acquired companies; our ability to retain our and our acquired businesses’ largest customers; our ability to develop and implement suitable information technology systems; our substantial indebtedness; our ability to raise debt and equity capital; our ability to attract and retain key employees to execute our strategy, including retention of acquired companies’ key employees; our ability to maintain positive relationships with our network of third-party transportation providers; our ability to attract and retain qualified drivers; litigation, including litigation related to alleged misclassification of independent contractors; labor matters; risks associated with our self-insured claims; risks associated with defined benefit plans for our current and former employees; fluctuations in currency exchange rates; fluctuations in fixed and floating interest rates; our ability to execute our growth strategy through acquisitions; fuel price and fuel surcharge changes; weather and other service disruptions; and governmental regulation. All forward-looking statements set forth in this Quarterly Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. Forward-looking statements set forth in this Quarterly Report speak only as of the date hereof, and we do not undertake any obligation to update forward-looking statements to reflect subsequent events or circumstances, changes in expectations or the occurrence of unanticipated events, except to the extent required by law.
The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report. In addition, reference should be made to the audited consolidated financial statements and notes thereto and related "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's most recent Annual Report on Form 10-K.
Executive Summary
XPO Logistics is a top ten global provider of supply chain solutions. As of March 31, 2016, our integrated network of over 87,000 employees and 1,440 locations operated in 33 countries, and included leading positions in many fast-growing areas of transportation and logistics, representing diverse industry sectors and geographies.
Our service capabilities, capacity and technology enable customers of all sizes to operate their supply chains more efficiently and at lower cost. Among the more than 50,000 customers we served as of March 31, 2016 are many of the world’s largest multinational companies, and these companies depend on us to manage their transportation and logistics needs.
We run our business on a global basis, with two segments: Transportation and Logistics. Within each segment, we have built robust service offerings that respond to fast-growing areas of customer demand. Substantially all of our businesses operate under the single brand of XPO Logistics.
In our Transportation segment, we hold industry-leading positions in both North America and Europe. Globally, we are the second largest freight brokerage provider. In North America, we are the largest provider of last mile logistics for heavy goods and the largest manager of expedite shipments; the second largest provider of less-than-truckload transportation; and the third largest provider of intermodal services, with business in full truckload, global forwarding and managed transportation.
Our Transportation segment uses a blended model of owned, contracted and brokered capacity that gives us the flexibility to offer solutions that best serve the interests of our customers and Company. As of March 31, 2016, globally, we had more than

10,000 independent owner operators under contract to provide drayage, expedite, last mile and less-than-truckload services to our customers, and more than 50,000 independent brokered carriers representing approximately 1,000,000 trucks on the road.
The Company employs professional drivers who transport goods for customers using our owned and leased trucks and trailers: a global fleet of approximately 19,000 tractors and 47,000 trailers primarily related to our less-than-truckload and full truckload businesses. These assets also provide capacity for our truck brokerage operations.
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
As of March 31, 2016, we operated approximately 151 million square feet (14.0 million square meters) of contract logistics facility space globally, with about 65.0 million square feet (6.1 million square meters) of that capacity in the United States, making us the second largest contract logistics provider globally.
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
We offer customers a compelling range of transportation and logistics solutions:

•
Freight Brokerage: the second largest freight brokerage firm worldwide; the third largest provider of door-to-door intermodal rail services in North America, with one of the largest U.S. drayage networks, and a leader in cross-border Mexico intermodal;

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

•
Less-Than-Truckload: the second largest provider of LTL services in North America and a leading provider of LTL services in Western Europe. As of March 31, 2016, the Company’s LTL service in North America had some of the highest service levels in the industry for on-time performance, offered more next-day and two-day lanes than any other LTL carrier, and covered 99% of U.S. postal codes;

•	Full Truckload: a top 20 U.S. carrier and a leading cross-border Mexico ground transportation provider;

•	Managed Transportation: a top five global service provider based on the value of XPO’s freight under management, which was approximately $2.7 billion as of March 31, 2016; and

•	Global Forwarding: a growing provider of global forwarding services.
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
XPO Logistics, Inc.
Consolidated Summary Financial Table
(Unaudited)

	Three Months Ended March 31,		Percent of Revenue		Change
(Dollars in millions)	2016	2015	2016	2015	%
Revenue	$3,545.7	$703.0	100.0%	100.0%	404.4%
Cost of transportation and services	1,945.1	440.8	54.9%	62.7%	341.3%
Net revenue	1,600.6	262.2	45.1%	37.3%	510.5%
Direct operating expense	1,106.2	151.2	31.2%	21.5%	631.6%
SG&A expense
Salaries & benefits	232.8	60.9	6.6%	8.7%	282.3%
Other SG&A expense	58.9	18.6	1.7%	2.6%	216.7%
Purchased services	80.0	10.8	2.3%	1.5%	640.7%
Depreciation & amortization	60.3	25.5	1.7%	3.6%	136.5%
Total SG&A expense	432.0	115.8	12.3%	16.4%	273.1%
Operating income (loss)	62.4	(4.8)	1.6%	(0.6)%	(1,400.0)%
Other expense	1.2	0.2	—	—	500.0%
Foreign currency loss	3.1	0.2	0.1%	—	1,450.0%
Interest expense	93.1	23.1	2.6%	3.3%	303.0%
Loss before income tax benefit	(35.0)	(28.3)	(1.1)%	(3.9)%	23.7%
Income tax benefit	(15.7)	(13.6)	(0.4)%	(1.9)%	15.4%
Net loss	$(19.3)	$(14.7)	(0.7)%	(2.0)%	31.3%
Consolidated Results
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Our consolidated revenue for the first three months of 2016 increased 404.4% to $3,545.7 million from $703.0 million in the first three months of 2015. The increase was driven by the acquisitions of ND, Con-way and BTT, as well as organic growth. ND and Con-way's revenue included in the Company's results in the first three months of 2016 was $1,469.1 million and $1,280.3 million, respectively.
Net revenue for the first three months of 2016 increased 510.5% to $1,600.6 million from $262.2 million in the first three months of 2015. Net revenue margin was 45.1% in the first three months of 2016 as compared to 37.3% in the first three months of 2015. The increase in net revenue is attributable to acquisitions and organic growth. The increase in net revenue margin primarily relates to the acquisitions of ND and Con-way as well as organic improvement to net revenue margin at our truck brokerage and last mile businesses.
Direct operating expense for the first three months of 2016 was $1,106.2 million, or 31.2% as a percentage of revenue, compared to $151.2 million, or 21.5% as a percentage of revenue, in the first three months of 2015. Direct operating expense increased due to the acquisitions of ND and Con-way.
Sales, general and administrative expense (“SG&A”) expense increased by $316.2 million in the first three months of 2016 compared to the first three months of 2015 primarily due to the contribution of SG&A associated with new acquisitions and transaction and integration costs. SG&A expense as a percentage of revenue decreased to 12.3% in the first three months of 2016 as compared to 16.4% in the first three months of 2015.
Operating income was $62.4 million in the first three months of 2016, and includes a $5.8 million benefit to depreciation and amortization related to updated purchase price allocation of acquired assets. Operating loss in the first three months of 2015 was $4.8 million. The increase was primarily due to the increase in net revenue and lower SG&A as a percentage of revenue.
Other expense for the first three months of 2016 increased to $1.2 million from $0.2 million in the first three months of 2015. The increase was primarily driven by $2.4 million in losses recognized in earnings in the first three months of 2016 for foreign currency option and forward contracts not designated as qualifying hedging instruments, partially offset by a $2.0 million gain on sale of assets.
Foreign currency loss for the first three months of 2016 increased to $3.1 million from $0.2 million in the first three months of 2015. The increase was due to the impact of foreign currency transactions related to the acquisition of ND.
Interest expense for the first three months of 2016 increased 303.0% to $93.1 million from $23.1 million in the first three months of 2015. The increase in interest expense for the first three months of 2016 was primarily attributable to the increased indebtedness through which the Company funded the 2015 acquisitions.
Our effective income tax rates in the first three months of 2016 and 2015 were 44.9% and 48.1%, respectively. The tax rate for the first three months of 2016 reflects additional valuation allowances established on state and foreign net operating losses where it is more likely than not the deferred tax assets will not be utilized, non-deductible transaction costs and the mix of income among the jurisdictions in which we do business with statutory rates that differ from the U.S. rate. The tax rate for the first three months of 2015 reflects the non-deductible nature of certain expenses (including those related to the Company’s acquisitions), the non-taxable nature of a holdback liability release related to the initial acquisition of the Company's last mile logistics platform and the mix of income among the jurisdictions in which we do business with statutory rates that differ from the U.S. rate. For both periods, our effective income tax rates reflect the Company’s intention and ability to permanently reinvest earnings of its foreign subsidiaries. Consequently the Company has not provided any additional U.S. taxes on the undistributed earnings as of the balance sheet dates, except on those earnings that are subject to U.S. tax without regard to whether those earnings are actually distributed.
The increase in net loss was due primarily to higher interest expense and increased intangible asset amortization related to acquisitions.
Transportation
Summary Financial Table
(Unaudited)

	Three Months Ended March 31,		Percent of Revenue		Change
(Dollars in millions)	2016	2015	2016	2015	%
Revenue	$2,297.4	$562.2	100.0%	100.0%	308.6%
Cost of transportation and services	1,647.1	440.8	71.7%	78.4%	273.7%
Net revenue	650.3	121.4	28.3%	21.6%	435.7%
Direct operating expense	312.4	30.2	13.6%	5.4%	934.4%
SG&A expense
Salaries & benefits	147.3	48.3	6.4%	8.6%	205.0%
Other SG&A expense	37.0	14.5	1.6%	2.6%	155.2%
Purchased services	39.9	5.7	1.7%	1.0%	600.0%
Depreciation & amortization	38.3	19.1	1.7%	3.4%	100.5%
Total SG&A expense	262.5	87.6	11.4%	15.6%	199.7%
Operating income	$75.4	$3.6	3.3%	0.6%	1,994.4%
Note: Total depreciation and amortization for the Transportation reportable segment included in cost of transportation and services, direct operating expense and SG&A was $114.6 million and $19.7 million for the three-month periods ended March 31, 2016 and 2015, respectively.
Transportation
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Revenue in our Transportation segment increased by 308.6% to $2,297.4 million in the first three months of 2016 compared to $562.2 million in the first three months of 2015. The increase in revenue was primarily due to the acquisitions of ND, Con-way and BTT as well as organic growth at our last mile and truck brokerage businesses.
Net revenue increased 435.7% to $650.3 million in the first three months of 2016 from $121.4 million in the first three months of 2015. Net revenue margin was 28.3% in the first three months of 2016 as compared to 21.6% in the first three months of 2015. The increase in net revenue is attributable to acquisitions and organic growth. The increase in net revenue margin was primarily due to the acquisition of the Con-way less-than-truckload business and improvement in net revenue margin at last mile and truck brokerage, partially offset by lower intermodal and expedite margins.

Direct operating expense for the first three months of 2016 was $312.4 million, or 13.6% as a percentage of revenue, compared to $30.2 million, or 5.4% as a percentage of revenue, in the first three months of 2015. Direct operating expense increased due to the acquisitions of ND and Con-way.
SG&A expense increased to $262.5 million in the first three months of 2016 from $87.6 million in the first three months of 2015. The increase in SG&A expense was primarily due to SG&A associated with new acquisitions and transaction and integration costs. As a percentage of revenue, SG&A expense decreased to 11.4% in the first three months of 2016 compared with 15.6% in the first three months of 2015.
Operating income was $75.4 million in the first three months of 2016 compared to $3.6 million in the first three months of 2015. The increase in operating income was primarily due to the increase in net revenue and lower SG&A expense as a percentage of revenue.
Management’s growth strategy for the Transportation segment is to:

•	Market our broader, integrated multi-modal offering to customers of all sizes, both new business and existing accounts;

•	Cross-sell transportation solutions to customers of our Logistics segment;

•	Optimize all operations to provide world-class service and highly effective solutions that satisfy customers’ transportation-related supply chain goals;

•	Recruit and retain quality drivers, and best utilize our transportation assets;

•	Attract and retain quality independent owner operators and independent brokered carriers for our carrier network;

•	Recruit and retain quality sales and service representatives and improve employee productivity with state-of-the-art training and information technology;

•	Integrate industry best practices with a focus on utilizing the advantages of our scale and lowering administrative overhead; and

•	Continue to develop cutting-edge capabilities for our information technology platform.
Logistics
Summary Financial Table
(Unaudited)

	Three Months Ended March 31,		Percent of Revenue		Change
(Dollars in millions)	2016	2015	2016	2015	%
Revenue	$1,260.7	$140.8	100.0%	100.0%	795.4%
Cost of transportation and services	310.2	—	24.6%	—	100.0%
Net revenue	950.5	140.8	75.4%	100.0%	575.1%
Direct operating expense	793.8	121.0	63.0%	85.9%	556.0%
SG&A expense
Salaries & benefits	69.2	5.1	5.5%	3.6%	1,256.9%
Other SG&A expense	12.2	1.7	1.0%	1.2%	617.6%
Purchased services	21.7	0.6	1.7%	0.4%	3,516.7%
Depreciation & amortization	21.7	6.0	1.7%	4.3%	261.7%
Total SG&A expense	124.8	13.4	9.9%	9.5%	831.3%
Operating income	$31.9	$6.4	2.5%	4.6%	398.4%
Note: Total depreciation and amortization for the Logistics reportable segment included in cost of transportation and services, direct operating expense and SG&A was $47.1 million and $13.7 million for the three-month periods ended March 31, 2016 and 2015, respectively.
Logistics
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Revenue in our Logistics segment increased by 795.4% to $1,260.7 million in the first three months of 2016 compared to $140.8 million in the first three months of 2015. The increase in revenue was primarily driven by the acquisitions of ND and Con-way as well as organic growth.
Net revenue increased 575.1% to $950.5 million in the first three months of 2016 from $140.8 million in the first three months of 2015. The increase in net revenue was primarily attributable to the acquisitions of ND and Con-way as well as organic growth.

Direct operating expense in the first three months of 2016 was $793.8 million, or 63.0% as a percentage of revenue, compared to $121.0 million, or 85.9% as a percentage of revenue, in the first three months of 2015. Direct operating expense increased due to the acquisitions of ND and Con-way.
SG&A expense increased to $124.8 million in the first three months of 2016 from $13.4 million in the first three months of 2015. The increase in SG&A expense was primarily due to SG&A expense associated with new acquisitions and transaction and integration costs. As a percentage of revenue, SG&A expense increased to 9.9% in the first three months of 2016 compared to 9.5% in the first three months of 2015.
Operating income was $31.9 million in the first three months of 2016 compared with $6.4 million in the first three months of 2015, primarily due to the increase in revenue driven by the acquisitions of ND and Con-way.
Management’s growth strategy for the Logistics segment is to:

•	Capture additional business in verticals where the Company already has deep logistics expertise and strong track record;

•	Expand customer relationships that span North America and Europe;

•	Market the advantages of the segment’s proprietary technology and global network of facilities;

•	Optimize all operations to provide world-class service and highly effective solutions that satisfy customers’ logistics related supply chain goals;

•	Increase share of spend with existing customers who may outsource more of their logistics requirements to XPO, and who may have broader supply chain needs that XPO can service; and

•	Cross-sell contract logistics and managed transportation solutions to customers of our Transportation segment.
XPO Corporate
Summary of Sales, General and Administrative Expense
(Unaudited)

	Three Months Ended March 31,		Percent of Revenue		Change
(Dollars in millions)	2016	2015	2016	2015	%
SG&A expense
Salaries & benefits	$16.1	$7.5	0.5%	1.1%	114.7%
Other SG&A expense	9.9	2.4	0.3%	0.3%	312.5%
Purchased services	18.5	4.5	0.5%	0.6%	311.1%
Depreciation & amortization	0.4	0.4	—	0.1%	—
Total SG&A expense	$44.9	$14.8	1.3%	2.1%	203.4%
Corporate
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Corporate SG&A expense in the first three months of 2016 increased by $30.1 million compared to the first three months of 2015 primarily due to acquisition-related transaction and integration costs, an increase in salaries and benefits as the result of a larger employee base, as well as increases in legal costs and share-based compensation.

Intersegment Eliminations
Intersegment eliminations represent intercompany activity between our reportable segments that is eliminated upon consolidation. The difference between operating income (loss) component line items in the Consolidated Summary Financial Table and the sum of the respective line items from the Transportation and Logistics Summary Financial Tables and Corporate Summary of Sales, General and Administrative Expense above represents intercompany eliminations between our reportable segments. The following table summarizes the intersegment eliminations by line item.
Intersegment Eliminations
Summary Financial Table
(Unaudited)

	For the Three Months Ended March 31,
(Dollars in millions)	2016	2015
Revenue	$(12.4)	$—
Cost of transportation and services	(12.2)	—
Net revenue	(0.2)	—
Direct operating expense	—	—
SG&A expense
Salaries & benefits	0.2	—
Other SG&A expense	(0.2)	—
Purchased services	(0.1)	—
Depreciation & amortization	(0.1)	—
Total SG&A expense	(0.2)	—
Operating income	$—	$—
Liquidity and Capital Resources
General
As of March 31, 2016, the Company had $328.2 million of working capital, including cash and cash equivalents of $279.0 million, compared to working capital of $262.8 million, including cash and cash equivalents of $289.8 million, as of December 31, 2015. This increase of $65.4 million in working capital was mainly due to an increase in prepaid and other current assets.
We continually evaluate our liquidity requirements, capital needs and availability of capital resources based on our operating needs and our planned growth initiatives. In addition to using existing cash balances and net cash provided by operating activities, in certain circumstances we may use debt financings and issuances of equity or equity-related securities to fund our operating needs and growth initiatives. See the discussion below in the Debt Facilities section regarding the Company's multicurrency secured revolving loan credit facility.
In 2016, we anticipate net capital expenditures to be in the range of $475 million to $500 million. Actual 2016 capital expenditures may differ from the estimated amount depending on factors such as the availability and timing of delivery of equipment. We will continue to evaluate our investments in long-term strategic projects to ensure that our capital expenditures generate high returns on investments and take into account our outlook for global economic conditions.
We believe that cash generated from operations, the existing cash balance, and availability under the revolving credit facility will be sufficient to finance existing operations.
Cash Flow
During the first three months of 2016, $6.9 million of cash was generated by operations compared to $47.3 million generated in the comparable period in 2015. Cash flows generated from operations between the period ended March 31, 2016 and 2015 related to larger non-cash charges related to depreciation and amortization and stock-based compensation in 2016. The primary use of cash for the period ended March 31, 2016 was the payment of outstanding accounts payable and an increase in cash used for prepaid expense and other assets. The primary source of cash for the period ended March 31, 2015 was the collection of outstanding accounts receivable.

Cash generated from revenue equaled $3,576.5 million for the first three months of 2016 as compared to $753.7 million for the same period in 2015 and correlates directly with the revenue increase between the two periods. The increase in cash flow is primarily related to a volume increase due to acquisitions between the periods ended March 31, 2016 and 2015.
Cash used for payment of transportation services and direct operating expenses for the first three months of 2016 equaled $3,028.6 million as compared to $600.1 million for the same period in 2015. The increase in cash outflows between the two periods correlates to the increase in revenue between the two periods. Payroll represents a significant operating expense. For the first three months of 2016, cash used for payroll was $833.8 million as compared to $110.7 million for the same period in 2015. Other operating uses of cash included SG&A items, which equaled $529.2 million and $118.9 million for the three-month periods ended March 31, 2016 and 2015, respectively.
Investing activities used $97.2 million of cash during the first three months of 2016 compared to a use of $69.6 million during the same period in 2015. In the first three months of 2016, $114.7 million was used to purchase fixed assets and $17.5 million was received from the sale of assets. During the same period in 2015, $58.2 million was used in acquisitions and $11.4 million was used to purchase fixed assets.
Financing activities generated $75.8 million for the first three months of 2016 compared to $412.5 million generated for the same period in 2015. The main sources of cash from financing activities during the first three months of 2016 was the $200.0 million of proceeds from borrowing on the revolving credit facility and $18.3 million of proceeds from bank overdrafts. The primary uses of cash during the first three months of 2016 were the repayment of borrowings on the credit facility of $100.0 million and repayment of long-term debt of $41.8 million. During the same period in 2015, the primary source of cash was the $410.2 million of net proceeds from the issuance of long-term debt.
Debt Facilities
On October 30, 2015, the Company entered into the Second Amended and Restated Revolving Loan Credit Agreement (the "ABL Facility") among XPO and certain of XPO’s U.S. and Canadian wholly owned subsidiaries (which include the U.S. subsidiaries of the former Con-way), as borrowers, the other credit parties from time to time party thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as agent for such lenders. The ABL Facility replaced XPO’s existing Amended Credit Agreement, and, among other things, (i) increased the commitments under the ABL Facility to $1.0 billion, (ii) permitted the acquisition of Con-way and the transactions relating thereto, (iii) reduced the margin on loans under the ABL Facility by 0.25% from that contained in the existing Amended Credit Agreement and (iv) matures on October 30, 2020 (subject, in certain circumstances, to a springing maturity in the event that XPO’s Senior Notes due 2019 are not repaid or subjected to a cash reserve three months prior to the maturity date thereof). Up to $350 million of the ABL Facility is available for issuance of letters of credit, and up to $50 million of the ABL Facility is available for swing line loans. At March 31, 2016, the Company had a borrowing base of $908.6 million and availability under the ABL Facility of $546.8 million after considering outstanding letters of credit of $261.8 million and an amount drawn of $100.0 million. As of March 31, 2016, the Company was in compliance with the ABL Facility’s financial covenants. Total unamortized debt issuance costs related to the ABL Facility classified in long-term debt at March 31, 2016 were $9.1 million.
Off-Balance Sheet Arrangements
The Company guarantees the lease payments of certain tractor and trailer equipment utilized by subcontract drivers. The guarantee continues through the end of the lease of the equipment, typically four years. The maximum amount of the guarantee is limited to the unpaid principal and interest amounts. As of March 31, 2016, the maximum amount of the guarantees was approximately $14.4 million.
Critical Accounting Policies
The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions. In certain circumstances, those estimates and assumptions can affect amounts reported in the accompanying unaudited consolidated financial statements. We have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts will be reported related to our accounting policies. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. Refer to Note 2 —Basis of Presentation and Significant Accounting Policies of Item 8, "Financial Statements and Supplementary Data" in our 2015 Annual Report on Form 10-K for a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2015 includes a summary of our critical accounting policies. There have been no significant changes to the critical accounting policies and estimates disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

New Pronouncements
Refer to Note 2—Basis of Presentation and Significant Accounting Policies, of Item 1, "Financial Statements" for discussion of recently issued accounting standards that are relevant to XPO.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and commodity price risk.
Liquidity Risk. As of March 31, 2016, we held $309.4 million of cash and restricted cash in cash depository and money market funds held in depository accounts at 123 financial institutions. The primary market risk associated with these investments is liquidity risk.
Interest Rate Risk. In conjunction with our June 2015 acquisition of ND, we assumed ND's asset financing arrangements ("Asset Financing"). At March 31, 2016, we had outstanding $241.8 million aggregate principal amount of Asset Financing. Approximately 7% of the Asset Financing has fixed interest rates and approximately 93% has floating interest rates. Our floating rate Asset Financing subjects us to risk resulting from changes in short-term (primarily Euribor) interest rates. We use interest rate swaps (exchanging a variable rate for a fixed rate) to manage the fixed and floating interest rate mix of our Asset Financing and limit our exposure to interest rate risk. As of March 31, 2016, the notional amount of Asset Financing interest rate swaps designated as cash flows hedges was $216.3 million. Assuming a hypothetical 100-basis-point increase in the interest rate, annual interest expense would increase by approximately $0.1 million on our floating rate Asset Financing that is not hedged with interest rate swaps. For additional information on the Asset Financing, refer to Note 9—Debt, of Item 8, "Financial Statements and Supplementary Data" in our 2015 Annual Report on Form 10-K. For additional information on the interest rate swaps, refer to Note 12—Derivative Instruments of the consolidated financial statements included within.
We have exposure to changes in interest rates on our revolving credit facility. The interest rates on our revolving credit facility fluctuate based on LIBOR or a base rate plus an applicable margin. Assuming our $1.0 billion revolving credit facility was fully drawn at March 31, 2016, a hypothetical 100-basis-point increase in the interest rate would increase our annual interest expense by $10.0 million.
On October 30, 2015, XPO entered into a senior secured term loan credit agreement (the “Term Loan Facility”) that provided for a single borrowing of $1.6 billion. The interest rate on the Term Loan Facility fluctuates based on LIBOR or a Base Rate, as defined in the agreement, plus an applicable margin of 4.50%, in the case of LIBOR loans, and 3.50%, in the case of Base Rate loans. A hypothetical 100-basis-point increase in the interest rate would increase our annual interest expense by $16.0 million.
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
Senior Notes due 2018, 2019, 2021 and 2022 and Senior Debentures due 2034. The fair market value of our outstanding issue of Senior Notes due 2018, Senior Notes due 2019, Senior Notes due 2021, and Senior Notes due 2022 and Senior Debentures due 2034 is subject to interest rate risk. Generally the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. Interest rate changes affect the fair market value of the Senior Notes and Senior Debentures, and may affect the prices at which we would be able to repurchase such notes were we to do so. These changes do not impact our financial position, cash flows or results of operations. For additional information on the fair value of our outstanding Senior Notes and Senior Debentures, refer to Note 2—Basis of Presentation and Significant Accounting Policies of the consolidated financial statements included within.
Foreign Currency Exchange Risk. Following the ND acquisition, we have a significant proportion of our net assets and income in non-U.S. dollar currencies, primarily the EUR and British Pound Sterling ("GBP"). We are exposed to currency risk from the potential changes in functional currency values of our foreign currency denominated assets, liabilities and cash flows. Consequently, a depreciation of the EUR and GBP relative to the U.S. dollar could have an adverse impact on our financial results.
In connection with the issuance of the Senior Notes due 2022, we entered into certain cross-currency swap agreements to partially manage the related foreign currency exchange risk by effectively converting a portion of the fixed-rate USD-
denominated Senior Notes due 2022, including the semi-annual interest payments, to fixed-rate, EUR-denominated debt. The risk management objective is to manage a portion of the foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies. In addition to the cross-currency swaps, we use foreign currency denominated notes as nonderivative hedging instruments of our net investments in foreign operations with the same risk management objective as the cross-currency swaps.
In order to mitigate against the risk of a reduction in the value of foreign currency earnings before interest, taxes, depreciation and amortization ("EBITDA") from the Company’s international operations with the EUR and GBP as the functional currency, the Company uses foreign currency option and forward contracts.
For additional information on the cross-currency swap agreements and foreign currency option and forward contracts, refer to Note 12—Derivative Instruments of the consolidated financial statements included within.
As of March 31, 2016, the result of a uniform 10% strengthening in the value of the USD relative to the EUR would result in a decrease in net assets of approximately $41.9 million. As of March 31, 2016, the result of a uniform 10% strengthening in the value of the USD relative to the GBP would result in a decrease in net assets of approximately $44.2 million. These theoretical calculations assume that an instantaneous, parallel shift in exchange rates occurs, which is not consistent with our actual experience in foreign currency transactions. Fluctuations in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' services become more or less attractive. The sensitivity analysis of the impact of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.
Commodity Price Risk. We are exposed to the impact of market fluctuations in the price of diesel fuel purchased for use in Company-owned vehicles. During the quarter ended March 31, 2016, the price of diesel in France varied by 10.2%; the price of diesel in the United Kingdom varied by 9.1%; and the price of diesel in the United States varied by 7.0%. However, the Company includes price adjustment clauses or cost-recovery mechanisms in many of its customer contracts in the event of a change in the fuel purchase price. The clauses mean that substantially all fluctuations in the purchase price of diesel, except for short-term economic fluctuations, can be passed on to customers in the sales price. Therefore, a hypothetical 10% change in the price of diesel would not be expected to materially alter our financial performance over the long term.
Item 4. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of such time such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.
Changes in Internal Control Over Financial Reporting
Except as described below, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. On February 9, 2015, June 1, 2015, June 8, 2015 and October 30, 2015, the Company completed its acquisitions of UX Specialized Logistics, LLC, Bridge Terminal Transport Services, Inc., Norbert Dentressangle SA, and Con-way Inc., respectively, and is integrating the acquired businesses into the Company’s overall internal control over financial reporting process. Our management is in the process of assessing the internal control over financial reporting at these acquired businesses and is implementing or revising internal controls where necessary. For additional information on these acquisitions, see Note 3—Acquisitions of Item 1, "Financial Statements."
Part II—Other Information
Item 1. Legal Proceedings.
We are involved, and will continue to be involved, in numerous legal proceedings arising out of the conduct of our business. These proceedings may include, among other matters, claims for property damage or personal injury incurred in connection with the transportation of freight, claims regarding anti-competitive practices, and employment-related claims, including claims involving asserted breaches of employee restrictive covenants and tortious interference with contract. These proceedings also include numerous purported class-action lawsuits, multi-plaintiff and individual lawsuits and state tax and other administrative proceedings that claim either that our owner operators or contract carriers should be treated as employees, rather than independent contractors, or that certain of our drivers were not paid for all compensable time or were not provided with required meal or rest breaks. We are currently engaged in several alleged independent contractor misclassification claims or other wage and hour claims involving certain companies that we have acquired in our last mile, LTL, full truckload, and intermodal businesses. These lawsuits and proceedings may seek substantial monetary damages (including claims for unpaid wages, overtime, failure to provide meal and rest periods, unreimbursed business expenses and other items), injunctive relief, or both. For additional information about these matters, please refer to Note 5—Contingencies of Item 1, "Financial Statements."
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
Item 1A. Risk Factors.
There are no material changes to the risk factors previously disclosed in Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the quarter ended March 31, 2016, the Company issued an aggregate of 364 shares of the Company's common stock, par value $0.001 per share, to certain holders of the Company's Convertible Notes in connection with the conversion of $6,000 aggregate principal amount of the Convertible Notes. The number of shares of our common stock issued in the foregoing transactions equals the number of shares of our common stock presently issuable to holders of the Convertible Notes upon conversion under the original terms of the Convertible Notes. The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933, as amended, in accordance with Section 4(a)(2) thereof, as a transaction by an issuer not involving any public offering. The Company did not receive any proceeds from the above transactions. For additional information on the Company's Convertible Notes, refer to Note 9—Debt, of Item 8, "Financial Statements and Supplementary Data" in our 2015 Annual Report on Form 10-K.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

10.1 +*
Form of Employment Agreement, dated as of February 9, 2016 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2016 (the “February 11, 2016 Form 8-K”).

10.2 +*	Exhibit A to Employment Agreement, dated as of February 9, 2016, between the Company and Bradley S. Jacobs (incorporated herein by reference to Exhibit 10.2 of the February 11, 2016 Form 8-K).

10.3 +*	Exhibit A to Employment Agreement, dated as of February 9, 2016, between the Company and Troy A. Cooper (incorporated herein by reference to Exhibit 10.3 of the February 11, 2016 Form 8-K).

10.4 +*	Exhibit A to Employment Agreement, dated as of February 9, 2016, between the Company and John J. Hardig (incorporated herein by reference to Exhibit 10.4 of the February 11, 2016 Form 8-K).

10.5 +*	Exhibit A to Employment Agreement, dated as of February 9, 2016, between the Company and Gordon E. Devens (incorporated herein by reference to Exhibit 10.5 of the February 11, 2016 Form 8-K).

10.6 +*	Exhibit A to Employment Agreement, dated as of February 9, 2016, between the Company and Scott B. Malat (incorporated herein by reference to Exhibit 10.6 of the February 11, 2016 Form 8-K).

10.7 +**
Exhibit A to Employment Agreement, dated as of February 9, 2016, between the Company and Mario A. Harik. (Form of Employment Agreement previously filed as Exhibit 10.1 to the February 11, 2016 Form 8-K)

10.8 +*	Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.7 of the February 11, 2016 Form 8-K).

10.9 +*	Form of Amendment to PRSU Agreements, dated March 7, 2016 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2016).

31.1
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016

31.2
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016

32.1 **
Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016

32.2 **
Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference.
**	Furnished herewith.
+	This exhibit is a management contract or compensatory plan arrangement.

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
Date: May 5, 2016