Form 10-Q
period 2016-06-30
XPO Logistics, Inc.
filed 2016-08-08
CIK 1166003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
Form 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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
(855) 976-6951
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2016, there were 110,150,495 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Table of Contents

XPO Logistics, Inc.
Form 10-Q

Part I—Financial Information
Item 1. Financial Statements.
XPO Logistics, Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
(In millions, except share and per share data)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$377.8	$289.8
Accounts receivable, net of allowances of $21.3 and $16.9, respectively	2,266.4	2,266.4
Other current assets	461.8	401.0
Total current assets	3,106.0	2,957.2
Property and equipment, net of $464.1 and $209.3 in accumulated depreciation, respectively	2,754.5	2,852.2
Goodwill	4,732.0	4,610.6
Identifiable intangible assets, net of $310.6 and $224.5 in accumulated amortization, respectively	1,637.5	1,876.5
Deferred tax asset	2.6	113.6
Other long-term assets	197.7	233.1
Total long-term assets	9,324.3	9,686.0
Total assets	$12,430.3	$12,643.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$986.1	$1,063.7
Accrued expenses	1,391.2	1,291.8
Current maturities of long-term debt	121.1	135.3
Other current liabilities	141.8	203.6
Total current liabilities	2,640.2	2,694.4
Long-term debt	5,342.7	5,272.6
Deferred tax liability	712.6	933.3
Employee benefit obligations	284.0	312.6
Other long-term liabilities	373.6	369.5
Total long-term liabilities	6,712.9	6,888.0
Stockholders’ equity:
Convertible perpetual preferred stock, $.001 par value; 10,000,000 shares authorized; 72,885 of Series A shares issued and outstanding at June 30, 2016 and December 31, 2015	42.0	42.0
Common stock, $.001 par value; 300,000,000 shares authorized; 110,146,754 and 109,523,493 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	0.1	0.1
Additional paid-in capital	3,229.8	3,212.3
Accumulated deficit	(443.0)	(465.0)
Accumulated other comprehensive loss	(100.5)	(72.3)
Total stockholders' equity before noncontrolling interests	2,728.4	2,717.1
Noncontrolling interests	348.8	343.7
Total equity	3,077.2	3,060.8
Total liabilities and equity	$12,430.3	$12,643.2
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2016	2015	2016	2015
Revenue	$3,683.3	$1,215.9	$7,229.0	$1,918.9
Operating expenses
Cost of transportation and services	1,973.3	707.3	3,918.4	1,148.0
Direct operating expense	1,130.2	318.3	2,236.4	469.5
Sales, general and administrative expense	409.5	220.4	841.5	336.0
Total operating expenses	3,513.0	1,246.0	6,996.3	1,953.5
Operating income (loss)	170.3	(30.1)	232.7	(34.6)
Other (income) expense	(7.9)	2.1	(6.7)	2.4
Foreign currency loss	0.1	19.8	3.2	20.0
Interest expense	94.7	36.3	187.8	59.4
Income (loss) before income tax provision (benefit)	83.4	(88.3)	48.4	(116.4)
Income tax provision (benefit)	33.0	(9.5)	17.3	(23.2)
Net income (loss)	50.4	(78.8)	31.1	(93.2)
Net (income) loss attributable to noncontrolling interests	(3.8)	4.4	(7.0)	4.4
Net income (loss) attributable to XPO	$46.6	$(74.4)	$24.1	$(88.8)

Earnings per share data:
Net income (loss) attributable to common shareholders (Note 13)	$42.6	$(75.1)	$22.0	$(90.3)

Basic earnings (loss) per share (Note 13)	$0.39	$(0.89)	$0.20	$(1.11)
Diluted earnings (loss) per share (Note 13)	$0.35	$(0.89)	$0.19	$(1.11)

Weighted-average common shares outstanding
Basic weighted-average common shares outstanding	110.0	84.3	109.8	81.6
Diluted weighted-average common shares outstanding	122.3	84.3	118.9	81.6
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Net income (loss)	$50.4	$(78.8)	$31.1	$(93.2)
Less: Net (income) loss attributable to noncontrolling interests	(3.8)	4.4	(7.0)	4.4
Net income (loss) attributable to XPO	$46.6	$(74.4)	$24.1	$(88.8)

Other comprehensive income (loss)
Foreign currency translation (losses) gains	$(85.6)	$5.7	$(33.5)	$5.7
Unrealized gains (losses) on cash flow and net investment hedges, net of tax effect of $(7.5), $0.0, $7.2 and $0.0	21.8	(32.0)	3.4	(32.0)
Change in defined benefit plans liability, net of tax effect of $0.0, $(2.9), $0.0 and $(2.9)	—	11.5	—	11.5
Other comprehensive loss	(63.8)	(14.8)	(30.1)	(14.8)
Less: Other comprehensive loss (income) attributable to noncontrolling interests	10.6	(5.2)	1.9	(5.2)
Other comprehensive loss attributable to XPO	$(53.2)	$(20.0)	$(28.2)	$(20.0)

Comprehensive (loss) income	$(13.4)	$(93.6)	$1.0	$(108.0)
Less: Comprehensive loss (income) attributable to noncontrolling interests	6.8	(0.8)	(5.1)	(0.8)
Comprehensive loss attributable to XPO	$(6.6)	$(94.4)	$(4.1)	$(108.8)
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2016	2015
Operating activities
Net income (loss)	$31.1	$(93.2)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	323.6	89.9
Deferred tax expense (benefit)	2.7	(29.4)
Stock compensation expense	20.5	16.9
Other	6.2	23.0
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	5.5	(10.7)
Prepaid expense and other assets	(52.8)	2.2
Accounts payable	(78.4)	(22.8)
Accrued expenses and other liabilities	9.2	0.9
Cash flows provided (used) by operating activities	267.6	(23.2)
Investing activities
Payment for purchases of property and equipment	(224.0)	(41.9)
Proceeds from sale of assets	35.6	24.3
Acquisition of businesses, net of cash acquired	—	(1,610.7)
Loss on forward contract related to acquisition	—	(6.9)
Other	8.3	—
Cash flows used by investing activities	(180.1)	(1,635.2)
Financing activities
Repayment of long-term debt and capital leases	(90.0)	(759.2)
Proceeds from borrowing on revolving credit facility	260.0	—
Repayment of borrowings on revolving credit facility	(160.0)	—
Bank overdrafts	(10.9)	(19.3)
Proceeds from preferred stock and common stock offerings	—	1,260.0
Payment for equity issuance costs	—	(31.9)
Proceeds from issuance of long-term debt	—	2,555.2
Payment for debt issuance costs	—	(7.9)
Transfer to restricted cash for tender offer	—	(809.3)
Dividends paid to preferred stockholders	(1.5)	(1.5)
Other	2.2	3.6
Cash flows (used) provided by financing activities	(0.2)	2,189.7
Effect of exchange rates on cash	0.7	0.4
Net increase in cash	88.0	531.7
Cash and cash equivalents, beginning of period	289.8	644.1
Cash and cash equivalents, end of period	$377.8	$1,175.8
Supplemental disclosure of cash flow information:
Cash paid for interest	$178.4	$48.9
Cash paid (received) for income taxes	$26.9	$(12.1)
Non-cash investing and financing activities:
Property plant and equipment acquired through capital lease	$29.8	$—
Equity portion of acquisition purchase price	$—	$1.5
Equity issued upon conversion of debt	$2.8	$35.6
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization
Nature of Business
XPO Logistics, Inc. and its subsidiaries ("XPO" or the "Company") uses its integrated network of people, technology and physical assets to help its customers manage their goods more efficiently throughout their supply chains. The Company’s customers are multinational, national, mid-size and small enterprises, and include many of the most prominent companies in the world. XPO runs its business on a global basis, with two reportable segments: Transportation and Logistics.
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
For specific financial information relating to the above segments, refer to Note 14—Segment Reporting.
2. Basis of Presentation
Basis of Presentation
These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company's 2015 Annual Report on Form 10-K. Accordingly, significant accounting policies and other disclosures normally provided have been reduced or omitted. The preparation of the condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenue and expense during the reporting period. Estimates have been prepared on the basis of the most current and best available information, but actual results could differ materially from those estimates. Intercompany transactions have been eliminated in the condensed consolidated financial statements. Where the presentation of these intercompany eliminations differs between the consolidated and reportable segment financial statements, reconciliations of certain line items are provided. The results of operations of acquired companies are included in the Company’s results from the closing date of the acquisition and forward.
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

The aggregate net fair value estimates are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain financial instruments approximated their fair values as of June 30, 2016 and December 31, 2015, respectively. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and current maturities of long-term debt. Fair values approximate carrying values for these financial instruments since they are short-term in nature or are receivable or payable on demand. The fair value of the asset financing arrangements ("Asset Financing") approximates carrying value since the debt is primarily issued at a floating rate, may be prepaid any time at par without penalty and the remaining life is short-term in nature.
Cash equivalents consist of short-term interest-bearing instruments (primarily certificates of deposit and money market funds) with maturities of three months or less at the date of purchase. The carrying amounts for money market funds are a reasonable estimate of fair value and quoted market prices are available, and accordingly, are classified as Level 1 instruments. Commercial paper and certificates of deposit are generally valued using published interest rates for instruments with similar terms and maturities, and accordingly, are classified as Level 2 instruments. The fair value of the Company's Senior Notes due 2022, Senior Notes due 2021, Senior Notes due 2019, Senior Notes due 2018 (collectively described as the “Senior Notes” when referring to the Senior Notes due 2022, Senior Notes due 2021, Senior Notes due 2019, and Senior Notes due 2018), Senior Debentures due 2034 (the “Senior Debentures”), and the 4.50% Convertible Senior Notes due October 1, 2017 (the “Convertible Notes”) was estimated using quoted market prices for identical instruments in active markets. The fair value of the Company's Term Loan Facility (the “Term Loan Facility”) and Euro private placement notes due 2020 (the “Euro Private Placement Notes”) was estimated using inputs that are readily available market inputs for long-term debt with similar terms and maturities. The Company's derivative instruments include over-the-counter derivatives that are primarily valued using models that rely on observable market inputs, such as currency exchange rates and yield curves. For additional information refer to Note 11—Derivative Instruments.
The following table summarizes the carrying value and valuation of financial instruments within the fair value hierarchy:

	June 30, 2016
(In millions)	Carrying Value	Fair Value	Level 1	Level 2
Financial Assets:
Cash equivalents	$136.7	$136.7	$30.1	$106.6
Financial Liabilities:
Senior Notes due 2022	1,578.4	1,525.0	1,525.0	—
Senior Notes due 2021	547.8	524.6	524.6	—
Senior Notes due 2019	900.3	922.5	922.5	—
Senior Notes due 2018	267.7	271.8	271.8	—
Term loan facility	1,535.7	1,591.0	—	1,591.0
Senior Debentures due 2034	199.9	198.2	198.2	—
Convertible senior notes	45.7	80.3	80.3	—
Euro private placement notes due 2020	14.6	14.6	—	14.6

	December 31, 2015
(In millions)	Carrying Value	Fair Value	Level 1	Level 2
Financial Assets:
Cash equivalents	$83.2	$83.2	$9.1	$74.1
Financial Liabilities:
Senior Notes due 2022	1,577.0	1,479.8	1,479.8	—
Senior Notes due 2021	536.6	507.5	—	507.5
Senior Notes due 2019	900.4	920.3	920.3	—
Senior Notes due 2018	268.2	271.0	—	271.0
Term loan facility	1,540.3	1,590.0	—	1,590.0
Senior Debentures due 2034	199.0	201.0	—	201.0
Convertible senior notes	46.8	89.1	89.1	—
Euro private placement notes due 2020	14.5	13.9	—	13.9

New Accounting Standards
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue (Topic 606): “Revenue from Contracts with Customers.” This ASU, codified in the "Revenue Recognition" topic of the FASB Accounting Standards Codification, requires revenue to be recognized upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires disclosures sufficient to describe the nature, amount, timing, and uncertainty of revenue and cash flows arising from these customer contracts. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted for the first interim period within annual reporting periods beginning after December 15, 2016. This ASU can be applied either retrospectively to each prior reporting period presented or with the cumulative effect of initially applying the standard recognized on the date of adoption. The Company is currently evaluating the method of application and the potential impact on the consolidated financial statements and related disclosures.
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
In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)." This ASU clarifies the implementation guidance on principal versus agent considerations. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted for the first interim period within annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the standard and the impact on the consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): "Improvements to Employee Share-based Payment Accounting." This ASU involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This ASU is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period, however early adoption is permitted. The Company is currently evaluating the standard and the impacts, if any, on the consolidated financial statements and related disclosures.
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

The following table outlines the consideration transferred and purchase price allocation at the respective estimated fair values as of October 30, 2015:

(Dollars in millions)
Consideration	$2,317.8
Accounts receivable	677.6
Other current assets	143.3
Property and equipment	1,864.6
Trade name	5.6
Customer relationships	641.0
Other long-term assets	53.5
Accounts payable	(361.8)
Accrued expenses	(393.6)
Other current liabilities	(27.5)
Long-term debt	(640.6)
Deferred tax liabilities	(609.5)
Employee benefit obligations	(153.5)
Other long-term liabilities	(197.0)
Goodwill	$1,315.7
As of June 30, 2016, the purchase price allocation is preliminary and is based on information that is available to management at the time the condensed consolidated financial statements were prepared. The most significant open items include the fair value of property and equipment, favorable and unfavorable leasehold assets and liabilities, definite-lived intangible assets, assumed liabilities and taxes. Based on a preliminary allocation, $1,034.5 million of the goodwill relates to the Transportation reportable segment and $281.2 million of the goodwill relates to the Logistics reportable segment. The goodwill as a result of the acquisition is not deductible for income tax purposes.
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
On June 11, 2015, XPO filed with the French Autorité des Marchés Financiers (the "AMF") a mandatory simplified cash offer (the "Tender Offer") to purchase all of the outstanding ordinary shares of ND (other than the shares already owned by XPO) at a price of €217.50 per share. On June 23, 2015, the Company received the necessary approval from the AMF to launch the Tender Offer and the Tender Offer was launched on June 25, 2015. The Tender Offer remained open for a period of 16 trading days. As of June 30, 2016, the Company purchased 1,921,553 shares under the Tender Offer and acquired a total of approximately 86.25% of the share capital of ND. The total fair value of the consideration provided for the noncontrolling interest in ND at the acquisition date is €702.5 million, or $784.2 million, which is based on the quoted market price of ND shares on the acquisition date. Total consideration is summarized in the table below in Euros ("EUR") and USD:

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

(In millions)
Consideration	$2,955.3
Accounts receivable	1,058.5
Other current assets	353.6
Deferred tax assets	44.6
Property and equipment	706.1
Trade name covenants	40.0
Non-compete agreements	5.6
Customer relationships	827.0
Other long-term assets	57.1
Accounts payable	(806.0)
Accrued expenses	(428.2)
Other current liabilities	(131.8)
Long-term debt	(643.4)
Deferred tax liabilities	(237.7)
Employee benefit obligations	(142.3)
Other long-term liabilities	(177.2)
Noncontrolling interests	(37.2)
Goodwill	$2,466.6
The purchase price allocation is considered final. Approximately $962.4 million of the final goodwill relates to the Transportation reportable segment and $1,504.2 million of the goodwill relates to the Logistics reportable segment. The goodwill as a result of the ND acquisition is not deductible for local country income tax purposes.
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
The BTT acquisition was accounted for as a business combination in accordance with ASC Topic 805 "Business Combinations." Assets acquired and liabilities assumed were recorded in the accompanying consolidated balance sheet at their estimated fair values as of June 1, 2015, with the remaining unallocated purchase price recorded as goodwill. As a result of the acquisition, the Company recorded goodwill of $56.5 million and definite-lived intangible assets of $30.0 million. All goodwill relates to the Transportation reportable segment and is not deductible for income tax purposes. The purchase price allocation is considered final.
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
The UX acquisition was accounted for as a business combination in accordance with ASC Topic 805 "Business Combinations." Assets acquired and liabilities assumed were recorded in the accompanying consolidated balance sheet at their estimated fair values as of February 9, 2015, with the remaining unallocated purchase price recorded as goodwill. As a result of the UX acquisition, the Company recorded goodwill of $38.1 million and definite-lived intangible assets of $18.8 million. All goodwill relates to the Transportation reportable segment and is fully deductible for income tax purposes. The purchase price allocation is considered final.
Pro Forma Financial Information
The following unaudited pro forma consolidated results of operations for the six-month period ended June 30, 2015 present consolidated information of the Company as if the acquisitions of Con-way and ND had occurred as of January 1, 2015:

Pro Forma Six Months Ended
(Dollars in millions, except per share data)	June 30, 2015
Revenue	$7,270.7
Operating income	$149.7
Net loss	$(50.9)
Basic loss per share	$(0.44)
Diluted loss per share	$(0.44)
The unaudited pro forma consolidated results for the six-month period were prepared using the acquisition method of accounting and are based on the historical financial information of Con-way, ND and the Company. The unaudited pro forma consolidated results incorporate historical financial information for all significant acquisitions pursuant to SEC regulations since January 1, 2015. The historical financial information has been adjusted to give effect to pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed these acquisitions on January 1, 2015.
4. Restructuring Charges
In conjunction with various acquisitions, the Company has initiated facility rationalization and severance programs to close facilities and reduce employment in order to improve efficiency and profitability or adjust for the loss of certain business.

The amount of restructuring charges incurred during the six-month period ended June 30, 2016, and included in the Company's consolidated statement of operations as sales, general and administrative expense, direct operating expense, and cost of transportation and services, is summarized below.

		Six months ended June 30, 2016
(In millions)	Reserve Balance at December 31, 2015	Charges Incurred	Payments	Reserve Balance at June 30, 2016
Transportation
Contract termination	$0.1	$—	$—	$0.1
Facilities	0.6	0.5	(0.2)	0.9
Severance	26.7	4.6	(22.2)	9.1
Total	27.4	5.1	(22.4)	10.1
Logistics
Contract termination	0.8	—	(0.7)	0.1
Severance	25.5	13.0	(11.5)	27.0
Total	26.3	13.0	(12.2)	27.1
Corporate
Contract termination	4.0	—	(2.1)	1.9
Severance	3.5	0.6	(3.4)	0.7
Total	7.5	0.6	(5.5)	2.6
Total	$61.2	$18.7	$(40.1)	$39.8
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
The Company believes that it has adequately accrued for, or has adequate purchase price holdbacks or escrows with respect to, the potential impact of loss contingencies that are probable and reasonably estimable. The Company does not believe that the ultimate resolution of any matters to which the Company is presently a party will have a material adverse effect on its results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s financial condition, results of operations or cash flows. Legal costs incurred related to these matters are expensed as incurred.
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
Intermodal Drayage Classification Claims
Certain of the Company’s intermodal drayage subsidiaries received notices from the California Labor Commissioner, Division of Labor Standards Enforcement (the "DLSE"), that a total of approximately 150 owner operators contracted with these subsidiaries filed claims in 2012 with the DLSE in which they assert that they should be classified as employees, rather than independent contractors. These claims seek reimbursement for the owner operators’ business expenses, including fuel, tractor maintenance and tractor lease payments. After a decision was rendered by a DLSE hearing officer in seven of these claims, in 2014, the Company appealed the decision to California Superior Court, San Diego, where a de novo trial was held on the merits of those claims. On July 17, 2015, the court issued a final statement of decision finding that the seven claimants were employees rather than independent contractors, and awarding an aggregate of $2.9 million plus post-judgment interest and attorneys' fees to the claimants. The Company appealed this judgment, but cannot provide assurance that such appeal will be successful. Separate decisions were rendered in June 2015 by a DLSE hearing officer in claims involving five additional plaintiffs, resulting in an award for the plaintiffs in an aggregate amount of approximately $0.9 million, following which the Company has appealed the decisions in the U.S. District Court for the Central District of California. These proceedings are currently in the discovery phase. The remaining DLSE claims (the "Pending DLSE Claims") have been transferred to California Superior Court in three separate actions involving approximately 200 claimants, including the approximately 150 claimants mentioned above. These matters are in the initial procedural stages. The Company believes that it has adequately accrued for the potential impact of loss contingencies that are probable and reasonably estimable relating to the claims referenced above. The Company is unable at this time to estimate the amount of the possible loss or range of loss, if any, in excess of its accrued liability that it may incur as a result of these claims.
One of the Company's intermodal drayage subsidiaries also is a party to a putative class action litigation (Manuela Ruelas Mendoza v. Pacer Cartage, Inc.) brought by Edwin Molina on August 19, 2013 and currently pending in the U.S. District Court, Southern District of California. Mr. Molina asserts that he should be classified as an employee, rather than an independent contractor, and seeks damages for alleged violation of various California wage and hour laws. Mr. Molina seeks to have the litigation certified as a class action involving all owner-operators contracted with this subsidiary at any time from August 2009 to the present, which could involve as many as 625 claimants. Certain of these potential claimants also may have Pending DLSE Claims. The Company has reached an agreement to settle this litigation with the claimant. The settlement agreement is subject to final approval by the Court. The Company believes that it has adequately accrued for the potential impact of loss contingencies that are probable and reasonably estimable relating to these claims. The Company is unable at this time to estimate the amount of the possible loss or range of loss, if any, in excess of its accrued liability that it may incur as a result of these claims.
There are other putative class action litigation matters pending against the Company’s intermodal drayage subsidiaries in which the plaintiffs claim they should have been classified as employees, rather than independent contractors, and seek damages for alleged violations of various California wage and hour laws. The particular claims asserted vary from case to case, but the claims generally allege unpaid wages, unpaid overtime, or failure to provide meal and rest periods, and seek reimbursement of the contract carriers’ business expenses. These cases include the following matters filed in the Superior Court for the State of California, Los Angeles District: C. Arevalo v. XPO Port Services, Inc. filed in August 2015; H. Lopez v. PDS Transportation filed in January 2016; M. Cortez v. Pacer filed in June 2016; and the following case filed in U.S. District Court for the Central District of California: I. Hernandez v. Pacer filed in May 2016. Certain of these potential claimants also may have Pending DLSE Claims, and may be subject to binding arbitration obligations. These matters are in the initial pleading stage and the courts have not yet determined whether to certify the matters as a class action. The Company believes that it has adequately accrued for the potential impact of loss contingencies that are probable and reasonably estimable relating to these claims. The Company is unable at this time to estimate the amount of the possible loss or range of loss, if any, in excess of its accrued liability that it may incur as a result of these claims.
Last Mile Logistics Classification Claims
Certain of the Company’s last mile logistics subsidiaries are party to several putative class action litigations brought by independent contract carriers contracted with these subsidiaries in which the contract carriers assert that they should be classified as employees, rather than independent contractors. The particular claims asserted vary from case to case, but the claims generally allege unpaid wages, unpaid overtime, or failure to provide meal and rest periods, and seek reimbursement of the contract carriers’ business expenses. Putative class actions against the Company’s subsidiaries are pending in California (Fernando Ruiz v. Affinity Logistics Corp., filed in May 2005, currently in the Federal District Court, Southern District of California, Ron Carter, Juan Estrada, Jerry Green, Burl Malmgren, Bill McDonald and Joel Morales v. XPO Logistics, Inc., filed in March 2016 in the Federal District Court, Northern District of California, and Ramon Garcia v. Macy’s and XPO

Logistics, filed in July 2016 in Superior Court of the State of California, Alameda County); New Jersey (Leonardo Alegre v. Atlantic Central Logistics, Simply Logistics, Inc., filed in March 2015 in the Federal District Court, New Jersey); Pennsylvania (Victor Reyes v. XPO Logistics, Inc., filed in May 2015 in the U.S. District Court, Pennsylvania); and Connecticut (Carlos Taveras v. XPO Last Mile, Inc., filed in November 2015 in the Federal District Court, Connecticut). The Company believes that it has adequately accrued for the potential impact of loss contingencies relating to the foregoing claims that are probable and reasonably estimable. The Company is unable at this time to estimate the amount of the possible loss or range of loss, if any, in excess of its accrued liability that it may incur as a result of these claims.
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
6. Property and Equipment
The following table outlines the Company’s property and equipment:

(In millions)	June 30, 2016	December 31, 2015
Property and Equipment
Land	$391.9	$359.5
Buildings and leasehold improvements	472.6	476.8
Vehicles, tractors, trailers and tankers	1,489.1	1,440.5
Machinery and equipment	356.7	325.9
Office and warehouse equipment	84.2	79.5
Computer software and equipment	424.1	379.3
	3,218.6	3,061.5
Less: Accumulated depreciation and amortization	(464.1)	(209.3)
Total Property and Equipment, net	$2,754.5	$2,852.2
Depreciation of property and equipment and amortization of computer software was $116.0 million and $26.5 million for the three-month periods ended June 30, 2016 and 2015, respectively, and $235.5 million and $42.3 million for the six-month periods ended June 30, 2016 and 2015, respectively. The net book value of capitalized internally-developed software totaled $125.3 million and $122.8 million as of June 30, 2016 and December 31, 2015, respectively.

7. Intangible Assets
The following table outlines the Company’s identifiable intangible assets:

	June 30, 2016		December 31, 2015
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangibles
Customer relationships	$1,867.4	$251.1	$2,017.0	$174.4
Trade name	50.2	36.5	51.0	29.1
Non-compete agreements	16.2	8.8	18.7	6.8
Carrier relationships	12.1	12.1	12.1	12.1
Other intangible assets	2.2	2.1	2.2	2.1
	$1,948.1	$310.6	$2,101.0	$224.5
The range of estimated useful lives and the weighted-average useful lives of the respective intangible assets by type are as follows:

Classification	Estimated Useful Life	Weighted-Average Amortization Period
Customer relationships	1.5 to 16 years	13.33 years
Trade names	1.2 to 3.5 years	2.86 years
Non-compete agreements	Term of agreement	4.60 years
Other intangible assets	1.5 to 5 years	4.24 years
Intangible asset amortization expense recorded in sales, general and administrative expense was $44.1 million and $29.6 million for the three-month periods ended June 30, 2016 and 2015, respectively, and $86.1 million and $47.6 million for the six-month periods ended June 30, 2016 and 2015, respectively.
8. Goodwill
The following table shows changes in the gross carrying amounts of goodwill. The current period additions are the result of adjustments related to prior year acquisitions for which the measurement period remains open.

(In millions)	Transportation	Logistics	Total
Goodwill at December 31, 2015	$2,504.7	$2,105.9	$4,610.6
Property and equipment and intangible asset fair value adjustments	157.9	62.2	220.1
Other fair value adjustments	28.1	(21.3)	6.8
Impact of foreign exchange translation	1.1	(20.4)	(19.3)
Deferred tax and other tax adjustments	(61.3)	(24.9)	(86.2)
Goodwill at June 30, 2016	$2,630.5	$2,101.5	$4,732.0
9. Stock-Based Compensation
The Company recognized the following stock-based compensation expense in direct operating expense and sales, general and administrative expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Stock options	$0.3	$0.8	$0.7	$1.3
Stock appreciation rights	(0.4)	—	—	—
Restricted stock units	2.8	1.0	7.5	2.2
Performance-based restricted stock units	2.5	12.8	4.1	13.4
Cash-settled performance-based restricted stock units	3.4	—	8.2	—
Warrants	—	8.5	—	8.5
Total stock-based compensation expense	$8.6	$23.1	$20.5	$25.4

On June 30, 2016, the Company granted 338,164 performance-based restricted stock units ("PRSU") at a fair value of $26.26 per unit. The awards contain both a service and performance condition, with a three year vesting period and awards vesting based on the achievement of certain targets with respect to the Company's financial performance for specified periods.
The Company did not realize any excess tax benefit for tax deductions from the stock-based compensation plan in the three- and six-month periods ended June 30, 2016 and 2015.
As of June 30, 2016, the Company had approximately $31.0 million of unrecognized compensation cost related to non-vested restricted stock unit ("RSU") and PRSU compensation that is anticipated to be recognized over a weighted-average period of approximately 3 years.
Cash-settled Performance-based Restricted Stock Units
In February 2016, the Company entered into Employment Agreements (the "Agreements") with its executive officers. The Agreements provide for cash-settled PRSU grants under the XPO Logistics Inc. Amended and Restated 2011 Omnibus Incentive Compensation Plan to each of the executive officers effective February 9, 2016. Twenty-five percent of the PRSUs vest and are settled in cash on each of the first four anniversaries of the grant, subject to the officers' continued employment through the applicable anniversary and achievement of certain performance targets for each tranche. Cash-settled PRSU awards are measured at fair value initially based on the closing price of the Company’s common stock at the date of grant and are required to be re-measured to fair value at each reporting date until settlement. Compensation expense for cash-settled PRSUs is recognized over the applicable performance periods based on the probability of achievement of the performance conditions and the closing price of the Company’s common stock at each balance sheet date. The cost of a probable cash-settled PRSU award is recorded as a liability until settled. At June 30, 2016, the Company had granted 2,486,912 cash-settled PRSUs at a weighted-average fair value of $22.92 and recognized accrued liabilities of $8.2 million using a weighted-average fair value per PRSU of $26.26.
As of June 30, 2016, the Company had approximately $57.1 million of unrecognized compensation cost related to non-vested cash-settled PRSU compensation that is anticipated to be recognized over a weighted-average period of approximately 3.5 years and will vary based on changes in the Company's common stock price and probability of achievement of performance targets in future periods.
10. Income Taxes
For the three- and six- months ended June 30, 2016, the Company recorded an income tax provision of $33.0 million and $17.3 million, respectively, yielding an effective tax rate of 39.6% and 35.7%, respectively. The effective tax rates differ from the U.S. statutory rate of 35% in the three and six-month period ended June 30, 2016 primarily due to higher income before income taxes, an increase in valuation allowances on state and foreign net operating losses for which tax benefits are not utilized, and changes in geographic earnings mix.
For the three- and six-months ended June 30, 2015, the Company recorded an income tax benefit of $9.5 million and $23.2 million, respectively, yielding an effective tax rate of 10.8% and 19.9%. The effective tax rate differs from the U.S. statutory rate of 35% in the three- and six-month periods ended June 30, 2015 primarily due to an increase in the valuation allowance on state and foreign net operating losses for which tax benefits are not realized, the non-taxable holdback liability in the Last Mile logistics platform, a change in estimate of realization on prior tax positions, and changes in geographic earnings mix.
In determining valuation allowances, an assessment of positive and negative evidence was performed regarding realization of the net deferred tax assets in accordance with ASC 740-10, “Accounting for Income Taxes.” This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carry forwards and estimates of projected future taxable income. Based on the assessment, as of June 30, 2016, total valuation allowances of $71.6 million were recorded against deferred tax assets. Although realization is not assured, the Company has concluded that it is more likely than not that the remaining deferred tax assets will be realized and as such no valuation allowance has been provided on these assets.
As of June 30, 2016, our foreign subsidiaries have undistributed earnings which could be subject to taxation if repatriated. Deferred tax liabilities have not been recorded for such earnings because it is management’s current intention to permanently reinvest such undistributed earnings in its non-U.S. subsidiaries. Due to the uncertainty caused by various methods in which such earnings could be repatriated, it is not practicable to estimate the actual amount of such deferred tax liabilities. The Company would consider and pursue appropriate alternatives to reduce any tax liability that would occur. If, in the future, undistributed earnings are repatriated to the U.S., or it is determined such earnings will be repatriated in the foreseeable future, deferred tax liabilities will be recorded accordingly.

11. Derivative Instruments
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
The following tables present the location on the consolidated balance sheets in which the Company’s derivative and nonderivative instruments have been recognized, the fair value hierarchy level applicable to each type of derivative and nonderivative instrument, and the related notional amounts and fair values as of June 30, 2016 and December 31, 2015. Derivative contracts designated as hedges are on-going; therefore no amounts reported in accumulated other comprehensive income/(loss) have been reclassified to earnings.

	June 30, 2016
			Derivative Assets		Derivative Liabilities
(In millions)	Fair Value Hierarchy Level	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Cross-currency swap agreements	Level 2	$730.9	Other long-term assets	$3.9	Other long-term liabilities	$(14.1)
Interest rate swaps	Level 2	199.8	Other current assets	—	Other current liabilities	(4.5)
Derivatives not designated as hedges:
Interest rate swaps	Level 2	77.7	Other current assets	—	Other current liabilities	(0.7)
Foreign currency option and forward contracts	Level 2	307.7	Other current assets	2.7	Other current liabilities	—
Total				$6.6		$(19.3)

	December 31, 2015
			Derivative Assets		Derivative Liabilities
(In millions)	Fair Value Hierarchy Level	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Cross-currency swap agreements	Level 2	$730.9	Other long-term assets	$0.2	Other long-term liabilities	$—
Interest rate swaps	Level 2	228.6	Other current assets	—	Other current liabilities	(7.3)
Derivatives not designated as hedges:
Interest rate swaps	Level 2	43.5	Other current assets	—	Other current liabilities	(0.7)
Foreign currency option contracts	Level 2	235.2	Other current assets	—	Other current liabilities	(1.0)
Total				$0.2		$(9.0)

The following table indicates the amount of gains/(losses) that have been recognized in accumulated other comprehensive loss in the consolidated balance sheets and gains/(losses) recognized in net income (loss) in the consolidated statements of operations for derivative and nonderivative instruments:

	Recognized in Accumulated Other Comprehensive Income (Loss)		Recognized in Earnings
(In millions)	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Derivatives designated as hedges:
Cross-currency swap agreements	$26.8	$(31.9)	$—	$—
Interest rate swaps	1.4	(0.7)	—	—
Derivatives not designated as hedges:
Interest rate swaps	—	—	0.4	—
Foreign currency option and forward contracts	—	—	5.2	—
Nonderivatives designated as hedges:
Foreign currency denominated notes	1.0	0.6	—	—
Total	$29.2	$(32.0)	$5.6	$—

	Recognized in Accumulated Other Comprehensive Income (Loss)		Recognized in Earnings
(In millions)	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Derivatives designated as hedges:
Cross-currency swap agreements	$(6.0)	$(31.9)	$—	$—
Interest rate swaps	2.5	(0.7)	—	—
Derivatives not designated as hedges:
Interest rate swaps	—	—	0.6	—
Foreign currency option and forward contracts	—	—	2.8	—
Nonderivatives designated as hedges:
Foreign currency denominated notes	(0.7)	0.6	—	—
Total	$(4.2)	$(32.0)	$3.4	$—
Hedge of Net Investments in Foreign Operations
In connection with the issuance of the Senior Notes due 2022, the Company entered into certain cross-currency swap agreements to manage the related foreign currency exchange risk by effectively converting a portion of the fixed-rate USD-denominated Senior Notes due 2022, including the semi-annual interest payments, to fixed-rate, EUR-denominated debt. The risk management objective is to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies and reduce the variability in the functional currency equivalent cash flows of a portion of the Senior Notes due 2022. During the term of the swap contracts, the Company will receive semi-annual interest payments in June and December of each year from the counterparties based on USD fixed interest rates, and the Company will make semi-annual interest payments in June and December of each year to the counterparties based on EUR fixed interest rates. At maturity, the Company will repay the original principal amount in EUR and receive the principal amount in USD. The Company has designated the cross-currency swap agreements as qualifying hedging instruments and is accounting for these as net investment hedges. The gains and losses resulting from fair value adjustments to the cross-currency swap agreements are recorded in accumulated other comprehensive income/(loss) to the extent that the cross-currency swaps are effective in hedging the designated risk. The Company did not record any ineffectiveness for the three- and six-month periods ended June 30, 2016. Cash flows related to the cross-currency swaps are included in operating activities on the consolidated statements of cash flows. The Company does not expect amounts that are currently deferred in accumulated other comprehensive income/(loss) to be reclassified to income over the next 12 months.
In addition to the cross-currency swaps, the Company uses foreign currency denominated notes as nonderivative hedging instruments of its net investments in foreign operations. The Company has designated $44.4 million of its Senior Notes due 2021 included in long-term debt on the condensed consolidated balance sheets as a net investment hedge of its investments in international subsidiaries that use the EUR as their functional currency. The gains and losses resulting from the exchange rate adjustments to the designated portion of the foreign currency denominated notes are recorded in accumulated other comprehensive income/loss to the extent that the foreign currency denominated notes are effective in hedging the designated risk. The Company did not record any ineffectiveness for the three- and six-month periods ended June 30, 2016. The Company does not expect amounts that are currently deferred in accumulated other comprehensive income/(loss) to be reclassified to income over the next 12 months.
Interest Rate Hedging
In order to mitigate variability in forecasted interest payments on the Company’s EUR-denominated asset financings that are based on benchmark interest rates (e.g., Euribor), the Company has entered into interest rate swaps. The objective is for the cash flows of the interest rate swaps to offset any changes in cash flows of the forecasted interest payments attributable to changes in the benchmark interest rate. The interest rate swaps convert floating rate interest payments into fixed rate interest payments. The Company has designated the interest rate swaps as qualifying hedging instruments and is accounting for these as cash flow hedges of the forecasted obligations. The gains and losses resulting from fair value adjustments to the designated portion of the interest rate swaps are recorded in accumulated other comprehensive income/(loss) to the extent that the interest rate swaps are effective in hedging the designated risk. The gains and losses will be reclassified from accumulated other comprehensive income/(loss) to interest expense on the dates that interest payments accrue, or when the hedged item becomes probable not to occur. The Company is hedging its exposure to the variability in future cash flows for forecasted interest payments through December 2017. At June 30, 2016, a notional amount of $77.7 million of the Company's interest rate swaps are not designated as hedges. The gains and losses related to the interest rate swaps not designated as hedges are included in interest expense on the condensed consolidated statements of operations. Cash flows related to the interest rate swaps are included in operating activities on the consolidated statements of cash flows. The Company expects an inconsequential amount that is currently deferred in accumulated other comprehensive income/(loss) to be reclassified to income during the year ended December 31, 2016.
Foreign Currency Option and Forward Contracts
In order to mitigate against the risk of a reduction in the value of foreign currency from the Company’s international operations with the EUR and GBP as the functional currency, the Company uses foreign currency option and forward contracts. The foreign currency contracts are not designated as qualifying hedging instruments as of June 30, 2016. The contracts are not speculative and are used to manage the Company’s exposure to foreign currency exchange rate fluctuations and other identified risks. The contracts expire in 12 months or less. Gains or losses on the contracts are recorded in other expense in the consolidated statements of operations. Cash flows related to the foreign currency contracts are included in operating activities on the consolidated statements of cash flows. The risk of loss associated with the option contracts is limited to the premium amounts payable.

12. Variable Interest Entities
The Company applies the guidance under ASC 810-10 for the determination of its Variable Interest Entities (“VIE”) and the accounting determination for consolidation. The determination to consolidate these entities is based on a 4-step analysis to first identify those entities in which the Company holds a variable interest. Upon the determination that the Company holds a variable interest in the entity, the Company evaluated the criteria to determine if the entity met the definition of a VIE. These criteria include evaluating whether the equity investment at risk is insufficient to finance the activities of the entity, the holders of the equity interest lack decision making rights, the equity investment at risk was established with non-substantive voting rights, the holders of the equity investment at risk lack the obligation to absorb losses, and the holders of the equity investment at risk lack the right to receive residual returns. Upon the determination that an entity meets the criteria of a VIE, an evaluation is made over controlling interest and the determination of the primary beneficiary.
Based on the analysis completed, the Company determined it had variable interests in certain VIEs and consolidates these entities because it has the power to direct the activities that significantly affect the VIEs' economic performance, including having operational control over each VIE and operating the VIEs under the XPO brand or policies. The VIEs provide logistics services for their customers. Investors in these entities only have recourse to the assets owned by the entity and not to the Company’s general credit. The Company does not have implicit support arrangements with any VIE. Assets and liabilities of consolidated VIEs are outlined in the table below.

(In millions)	June 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$16.2	$14.3
Accounts receivable, net of allowance	63.8	54.7
Other current assets	5.3	3.8
Property and equipment, net of accumulated depreciation	3.9	4.8
Other long-term assets	2.7	3.0
Total	$91.9	$80.6

Liabilities
Accounts payable	$46.2	$44.9
Accrued expenses, other	12.4	8.1
Other current liabilities	9.5	8.9
Other long-term liabilities	9.1	5.2
Total	$77.2	$67.1
The following table summarizes total revenue and expenses in connection with the Company's consolidated VIEs. The Company did not have any VIEs prior to its June 2015 acquisition of ND.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Revenue	$82.4	$30.3	$156.5	$30.3
Operating expenses	$79.1	$29.5	$151.1	$29.5

13. Earnings (Loss) per Share
Basic and diluted earnings (loss) per share are computed using the two-class method, which is an earnings allocation method that determines earnings (loss) per share for common shares and participating securities. The participating securities consist of the Company's Series A Convertible Perpetual Preferred Stock. The undistributed earnings are allocated between common shares and participating securities as if all earnings had been distributed during the period. In periods of loss, no allocation is made to the preferred shares. The dividend rights are defined in the Certification of Designation of Series A Convertible Perpetual Preferred Stock of XPO Logistics, Inc. filed with the Securities and Exchange Commission ("SEC") on Form 8-K on September 6, 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2016	2015	2016	2015
Basic earnings (loss) per common share
Net income (loss) attributable to XPO	$46.6	$(74.4)	$24.1	$(88.8)
Cumulative preferred dividends	(0.7)	(0.7)	(1.5)	(1.5)
Non-cash allocation of undistributed earnings	(3.3)	—	(0.6)	—
Net income (loss) allocable to common shares, basic	$42.6	$(75.1)	$22.0	$(90.3)

Basic weighted-average common shares	110.0	84.3	109.8	81.6
Basic earnings (loss) per share	$0.39	$(0.89)	$0.20	$(1.11)

Diluted earnings (loss) per common share
Net income (loss) allocable to common shares, basic	$42.6	$(75.1)	$22.0	$(90.3)
Interest from Convertible Senior Notes	0.3	—	—	—
Net income (loss) allocable to common shares, diluted	$42.9	$(75.1)	$22.0	$(90.3)

Basic weighted-average common shares	110.0	84.3	109.8	81.6
Dilutive effect of non-participating stock-based awards and Convertible Senior Notes	12.3	—	9.1	—
Diluted weighted-average common shares	122.3	84.3	118.9	81.6

Diluted earnings (loss) per share	$0.35	$(0.89)	$0.19	$(1.11)

Dilutive potential common shares excluded	11.1	25.6	14.9	25.8
Certain shares were not included in the computation of diluted earnings per share because the effect was either anti-dilutive or in the case of unvested PRSU awards, the performance condition was not met as of June 30, 2016.
14. Segment Reporting
The Company is organized into two reportable segments: Transportation and Logistics. Corporate and Eliminations are the remaining portions to reconcile to the condensed consolidated financial statements. The Transportation segment provides freight brokerage, last mile, expedite, intermodal, LTL, full truckload, managed transportation and global forwarding services. The Logistics segment provides a range of contract logistics services, including highly engineered and customized solutions, value-added warehousing and distribution and other inventory solutions.
Our Chief Executive Officer, who is our chief operating decision maker ("CODM"), regularly reviews financial information at the reporting segment level in order to make decisions about resources to be allocated to the segments and to assess their performance. Segment results that are reported to the CODM include items directly attributable to a segment as well as those that can be allocated on a reasonable basis. Asset information by segment is not provided to our CODM as the majority of our assets are managed at the corporate level.
Intercompany transactions have been eliminated in the consolidated balance sheets and results of operations. Intra-segment transactions have been eliminated in the reportable segment results of operations, whereas inter-segment transactions represent a reconciling item to consolidated results as shown below.

The Company evaluates performance based on various financial measures of the respective business segments. The following schedule identifies selected financial data for the three- and six-month periods ended June 30, 2016 and 2015, respectively:

(In millions)	Transportation	Logistics	Corporate	Eliminations	Total
Three Months Ended June 30, 2016
Revenue	$2,418.9	$1,332.0	$—	$(67.6)	$3,683.3
Operating income (loss)	153.2	51.1	(34.0)	—	170.3
Depreciation and amortization	112.5	48.6	0.4	—	161.5

Three Months Ended June 30, 2015
Revenue	$861.2	359.6	$—	$(4.9)	$1,215.9
Operating income (loss)	23.0	4.3	(57.4)	—	(30.1)
Depreciation and amortization	29.1	26.6	0.4	—	56.1

Six Months Ended June 30, 2016
Revenue	$4,716.3	$2,592.7	$—	$(80.0)	$7,229.0
Operating income (loss)	228.6	83.0	(78.9)	—	232.7
Depreciation and amortization	227.1	95.7	0.8	—	323.6

Six Months Ended June 30, 2015
Revenue	$1,423.5	$500.4	$—	$(5.0)	$1,918.9
Operating income (loss)	26.7	10.7	(72.0)	—	(34.6)
Depreciation and amortization	48.8	40.3	0.8	—	89.9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and other written reports and oral statements we make from time to time contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. In some cases, forward-looking statements can be identified by the use of forward-looking terms such as "anticipate," "estimate," "believe," "continue," "could," "intend," "may," "plan," "potential," "predict," "should," "will," "expect," "objective," "projection," "forecast," "goal," "guidance," "outlook," "effort," "target" or the negative of these terms or other comparable terms. However, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to a material difference include those discussed elsewhere in this Quarterly Report, the risks discussed in our other filings with the SEC and the following: economic conditions generally; competition and pricing pressures; our ability to align our investments in capital assets, including equipment, service centers and warehouses, to our customers’ demands; our ability to successfully manage our growth, including by maintaining effective internal controls; our ability to successfully integrate and realize anticipated synergies, cost savings and profit improvement opportunities with respect to acquired companies; our ability to retain our and our acquired businesses’ largest customers; our ability to develop and implement suitable information technology systems; our substantial indebtedness; our ability to raise debt and equity capital; our ability to attract and retain key employees to execute our strategy, including retention of acquired companies’ key employees; our ability to maintain positive relationships with our network of third-party transportation providers; our ability to attract and retain qualified drivers; litigation, including litigation related to alleged misclassification of independent contractors; labor matters; risks associated with our self-insured claims; risks associated with defined benefit plans for our current and former employees; fluctuations in currency exchange rates; fluctuations in fixed and floating interest rates; our ability to execute our growth strategy through acquisitions; fuel price and fuel surcharge changes; weather and other service disruptions; governmental regulation; and governmental or political actions,including the United Kingdom's likely exit from the European Union. All forward-looking statements set forth in this Quarterly Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. Forward-looking statements set forth in this Quarterly Report speak only as of the date hereof, and we do not undertake any obligation to update forward-looking statements to reflect subsequent events or circumstances, changes in expectations or the occurrence of unanticipated events, except to the extent required by law.
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report. In addition, reference should be made to the audited consolidated financial statements and notes thereto and related "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's most recent Annual Report on Form 10-K.
Executive Summary
XPO Logistics is a top ten global provider of cutting-edge supply chain solutions to the most successful companies in the world. As of June 30, 2016, the Company operates as one highly integrated network of people, technology and physical assets in 34 countries, with over 88,000 employees and 1,440 locations. XPO uses its network to help more than 50,000 customers manage their goods more efficiently throughout their supply chains.
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
Our Transportation segment uses a blended model of owned, contracted and brokered capacity that gives us the flexibility to offer solutions that best serve the interests of our customers and the Company. As of June 30, 2016, globally, we had more than 10,000 independent owner operators under contract to provide drayage, expedite, last mile and less-than-truckload services to our customers, and more than 50,000 independent brokered carriers representing approximately 1,000,000 trucks on the road.
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
As of June 30, 2016, we operated approximately 151 million square feet (14.0 million square meters) of contract logistics facility space globally, with about 65.0 million square feet (6.1 million square meters) of that capacity in the United States, making us the second largest contract logistics provider globally.
In less than five years, we have taken XPO from a North American business with $177 million of revenue to a top ten global transportation and logistics company. In September 2011, following the equity investment in the Company led by Bradley S. Jacobs, we put a highly skilled management team in place and began the disciplined execution of a growth strategy to acquire and integrate attractive companies and optimize all XPO operations, with the goal of creating dramatic, long-term value for our customers and shareholders.
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

services in Western Europe. As of June 30, 2016, the Company’s LTL service in North America had some of the highest service levels in the industry for on-time performance, offered more next-day and two-day lanes than any other LTL carrier, and covered 99% of U.S. postal codes;

•	Full Truckload: a top 20 U.S. carrier and a leading cross-border Mexico ground transportation provider;

•	Managed Transportation: a top five global service provider based on the value of XPO’s freight under management, which was approximately $2.7 billion as of June 30, 2016; and

•	Global Forwarding: a growing provider of global forwarding services.
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
Strategy for Growth
XPO Logistics is a top ten global transportation and logistics company, providing cutting-edge supply chain solutions to many of the most prominent companies in the world. We have established leading positions in key areas of transportation and logistics where there is strong secular demand. We offer our solutions through our highly integrated, multi-modal organization that operates under the single XPO Logistics brand. Our strategy is to optimize our global franchise, execute on opportunities to increase our profitability, and create dramatic long-term value for our customers and shareholders.
We intend to continue to grow the business in a disciplined manner, and with a compelling value proposition: integrated solutions for any company, of any size, with any combination of supply chain needs.
XPO Logistics, Inc.
Consolidated Summary Financial Table
(Unaudited)

	Three Months Ended June 30,		Percent of Revenue		Change	Six Months Ended June 30,		Percent of Revenue		Change
(In millions)	2016	2015	2016	2015	%	2016	2015	2016	2015	%
Revenue	$3,683.3	$1,215.9	100.0%	100.0%	202.9%	$7,229.0	$1,918.9	100.0%	100.0%	276.7%
Cost of transportation and services	1,973.3	707.3	53.6%	58.2%	179.0%	3,918.4	1,148.0	54.2%	59.8%	241.3%
Net revenue	1,710.0	508.6	46.4%	41.8%	236.2%	3,310.6	770.9	45.8%	40.2%	329.4%
Direct operating expense	1,130.2	318.3	30.7%	26.2%	255.1%	2,236.4	469.5	30.9%	24.5%	376.3%
SG&A expense
Salaries & benefits	206.1	108.8	5.6%	8.9%	89.4%	438.9	169.6	6.1%	8.8%	158.8%
Other SG&A expense	64.7	31.3	1.8%	2.6%	106.7%	123.6	49.5	1.7%	2.6%	149.7%
Purchased services	74.3	42.5	2.0%	3.5%	74.8%	154.3	53.6	2.1%	2.8%	187.9%
Depreciation & amortization	64.4	37.8	1.7%	3.1%	70.4%	124.7	63.3	1.7%	3.3%	97.0%
Total SG&A expense	409.5	220.4	11.1%	18.1%	85.8%	841.5	336.0	11.6%	17.5%	150.4%
Operating income (loss)	170.3	(30.1)	4.6%	(2.5)%	665.8%	232.7	(34.6)	3.3%	(1.8)%	772.5%
Other (income) expense	(7.9)	2.1	(0.2)%	0.2%	(476.2)%	(6.7)	2.4	(0.1)%	0.1%	(379.2)%
Foreign currency loss	0.1	19.8	—%	1.6%	(99.5)%	3.2	20.0	—%	1.0%	(84.0)%
Interest expense	94.7	36.3	2.6%	3.0%	160.9%	187.8	59.4	2.6%	3.1%	216.2%
Income (loss) before income tax provision (benefit)	83.4	(88.3)	2.2%	(5.7)%	(194.5)%	48.4	(116.4)	0.8%	(6.0)%	(141.6)%
Income tax provision (benefit)	33.0	(9.5)	0.9%	(0.8)%	(447.4)%	17.3	(23.2)	0.2%	(1.2)%	(174.6)%
Net income (loss)	$50.4	$(78.8)	1.3%	(4.9)%	(164.0)%	$31.1	$(93.2)	0.6%	(4.8)%	(133.4)%

Consolidated Results
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Our consolidated revenue for the second quarter of 2016 increased 202.9% to $3,683.3 million from $1,215.9 million in the second quarter of 2015. The increase was primarily driven by the 2015 acquisitions of ND and Con-way. Included in the comparative period is a partial month of results from ND.
Net revenue as a percentage of revenue, or net revenue margin, increased 4.6 percentage points from 41.8% in the second quarter of 2015 to 46.4% in the second quarter of 2016. The increase in net revenue margin is attributable to the change in the mix of revenue generating activities resulting from the acquisitions of Con-way and ND, offset by lower net revenue margins in the intermodal and expedite businesses.
Direct operating expense for the second quarter of 2016 was $1,130.2 million, or 30.7% as a percentage of revenue, compared to $318.3 million, or 26.2% as a percentage of revenue, in the second quarter of 2015. Direct operating expense and the related percentage of revenue increase is primarily due to the acquisitions of ND and Con-way.
Sales, general and administrative expense (“SG&A”) expense increased to $409.5 million in the second quarter of 2016 from $220.4 million in the second quarter of 2015 primarily due to the contribution of SG&A associated with new acquisitions. SG&A expense as a percentage of revenue decreased to 11.1% in the second quarter of 2016 as compared to 18.1% in the second quarter of 2015. The decrease is attributable to a change in mix from acquisitions and the cost saving measures being implemented as part of the integration of acquired businesses.
Foreign currency loss for the second quarter of 2016 decreased to $0.1 million from $19.8 million in the second quarter of 2015. The loss in the second quarter of 2015 was primarily due to foreign currency transaction and remeasurement losses on the cash held to purchase ND and the impact of other foreign currency transactions.
Interest expense increased to $94.7 million in the second quarter of 2016 from $36.3 million in the second quarter of 2015. The increase in interest expense for the second quarter of 2016 was primarily attributable to the increased indebtedness through which the Company funded the 2015 acquisitions.
Our effective income tax rates in the second quarter of 2016 and 2015 were 39.6% and 10.8%, respectively. The rate in the second quarter of 2016 is driven by our forecasted income tax rate and impacted by specific discrete items. Overall discrete items were relatively immaterial on a combined basis with the effective income tax rate for the second quarter of 2016 approximating the expected effective income tax rate for the year ended December 31, 2016. The effective income tax rate for the second quarter of 2015 reflects the adjustment of valuation allowances on the Company's net federal, state and foreign deferred tax assets, the non-taxable nature of certain foreign currency translations, and the geographic mix of income among the jurisdictions in which the Company does business with statutory tax rates that differ from the U.S. rate.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Our consolidated revenue for the first six months of 2016 increased 276.7% to $7,229.0 million from $1,918.9 million in the first six months of 2015. The increase was driven by the acquisitions of ND and Con-way. Included in the comparative period is a partial month of results from ND.
Net revenue margin was 45.8% in the first six months of 2016 as compared to 40.2% in the first six months of 2015. The increase in net revenue margin is attributable to the change in mix of revenue generating activities resulting from the acquisitions of Con-way and ND, offset by lower margins in certain Transportation businesses including intermodal and expedite.
Direct operating expense for the first six months of 2016 was $2,236.4 million, or 30.9% as a percentage of revenue, compared to $469.5 million, or 24.5% as a percentage of revenue, in the first six months of 2015. Direct operating expense and the related percentage of revenue increased due to the acquisitions of ND and Con-way.
SG&A expense increased to $841.5 million in the first six months of 2016 from $336.0 million in the first six months of 2015 primarily due to the contribution of SG&A associated with new acquisitions. SG&A expense as a percentage of revenue decreased to 11.6% in the first six months of 2016 as compared to 17.5% in the first six months of 2015. The decrease is attributable to a change in mix from acquisitions and the cost savings measures being implemented as part of the integration of the acquired businesses.
Foreign currency loss for the first six months of 2016 decreased to $3.2 million from $20.0 million in the first six months of 2015. The loss in the second quarter of 2015 was primarily due to foreign currency transaction and remeasurement losses on the cash held to purchase ND and the impact of other foreign currency transactions.

Interest expense increased to $187.8 million in the first six months of 2016 from $59.4 million in the first six months of 2015. The increase in interest expense for the first six months of 2016 was primarily attributable to the increased indebtedness through which the Company funded the 2015 acquisitions.
Our effective income tax rates in the first six months of 2016 and 2015 were 35.7% and 19.9%, respectively. The rate in the first six months of 2016 is driven by our forecasted income tax rate and adjusted for specific discrete items recognized during the year. Our forecasted effective income tax rate is expected to approximate 39% for the year ended December 31, 2016. The effective income tax rate for the six months ended June 30, 2015 reflects the non-deductible nature of certain expenses, including those related to acquisitions, the non-taxable nature of the last mile logistics platform, a change in estimate of realization on prior tax positions, and the geographic mix of income among the jurisdictions in which we do business with statutory tax rates that differ from the U.S. rate.
Transportation
Summary Financial Table
(Unaudited)

	Three Months Ended June 30,		Percent of Revenue		Change	Six Months Ended June 30,		Percent of Revenue		Change
(In millions)	2016	2015	2016	2015	%	2016	2015	2016	2015	%
Revenue	$2,418.9	$861.2	100.0%	100.0%	180.9%	$4,716.3	$1,423.5	100.0%	100.0%	231.3%
Cost of transportation and services	1,715.9	667.4	70.9%	77.5%	157.1%	3,363.0	1,108.2	71.3%	77.9%	203.5%
Net revenue	703.0	193.8	29.1%	22.5%	262.7%	1,353.3	315.3	28.7%	22.1%	329.2%
Direct operating expense	297.8	57.9	12.3%	6.7%	414.3%	610.2	88.2	12.9%	6.2%	591.8%
SG&A expense
Salaries & benefits	142.7	66.5	5.9%	7.7%	114.6%	290.0	114.9	6.1%	8.1%	152.4%
Other SG&A expense	30.6	16.3	1.3%	1.9%	87.7%	67.6	30.5	1.4%	2.1%	121.6%
Purchased services	37.1	7.5	1.5%	0.9%	394.7%	77.0	13.3	1.6%	0.9%	478.9%
Depreciation & amortization	41.6	22.6	1.7%	2.6%	84.1%	79.9	41.7	1.7%	2.9%	91.6%
Total SG&A expense	252.0	112.9	10.4%	13.1%	123.2%	514.5	200.4	10.8%	14.0%	156.7%
Operating income	$153.2	$23.0	6.4%	2.7%	566.1%	$228.6	$26.7	5.0%	1.9%	756.2%
Note: Total depreciation and amortization for the Transportation reportable segment included in the cost of transportation and services, direct operating expense and SG&A was $112.5 million and $29.1 million for the three-month periods ended June 30, 2016 and 2015, respectively, and $227.1 million and $48.8 million for the six-month periods ended June 30, 2016 and 2015, respectively.
Transportation
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Revenue in our Transportation segment increased by 180.9% to $2,418.9 million in the second quarter of 2016 compared to $861.2 million in the second quarter of 2015. The increase in revenue was primarily due to the acquisitions of ND and Con-way as well as growth at our last mile and truck brokerage businesses. The increased revenue in the last mile business was driven by an increase in customer stops. The increased revenue in the truck brokerage business was due to increased load volumes.
Net revenue margin was 29.1% in the second quarter of 2016 as compared to 22.5% in the second quarter of 2015. The increase in net revenue margin is attributable to the change in the mix of revenue generating activities resulting from the acquisitions of ND and Con-way, offset by lower net revenue margins in the intermodal and expedite businesses.
Direct operating expense for the second quarter of 2016 was $297.8 million, or 12.3% as a percentage of revenue, compared to $57.9 million, or 6.7% as a percentage of revenue, in the second quarter of 2015. Direct operating expense and the related percentage of revenue increased due to the acquisitions of ND and Con-way.
SG&A expense increased to $252.0 million in the second quarter of 2016 from $112.9 million in the second quarter of 2015. The increase in SG&A expense was primarily due to SG&A associated with new acquisitions. As a percentage of revenue, SG&A expense decreased to 10.4% in the second quarter of 2016 compared with 13.1% in the second quarter of 2015. The decrease is attributable to a change in mix from acquisitions and the cost savings measures being implemented as part of the integration of the acquired businesses.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Revenue in our Transportation segment increased by 231.3% to $4,716.3 million in the first six months of 2016 compared to $1,423.5 million in the first six months of 2015. The increase in revenue was primarily due to the acquisitions of ND and Con-way as well as growth in our last mile and freight brokerage businesses. The increased revenue in the last mile business was driven by an increase in customer stops. The increased revenue in the freight brokerage business was due to increased load volumes offset by a decrease in revenue per load.
Net revenue margin was 28.7% in the first six months of 2016 as compared to 22.1% in the first six months of 2015. The increase in net revenue margin is attributable to the change in mix of revenue generating activities resulting from the acquisition of ND and Con-way, offset by lower margins at the intermodal and expedite businesses.
Direct operating expense for the first six months of 2016 was $610.2 million, or 12.9% as a percentage of revenue, compared to $88.2 million, or 6.2% as a percentage of revenue, in the first six months of 2015. Direct operating expense and the related percentage of revenue increased due to the acquisitions of ND and Con-way.
SG&A expense increased to $514.5 million in the first six months of 2016 from $200.4 million in the first six months of 2015. The increase in SG&A expense was primarily due to SG&A associated with new acquisitions. As a percentage of revenue, SG&A expense decreased to 10.8% in the first six months of 2016 compared with 14.0% in the first six months of 2015. The decrease is attributable to a change in mix from acquisitions and the cost savings measures being implemented as part of the integration of the acquired businesses.
Management’s growth strategy for the Transportation segment is to:

•	Market our broader, integrated multi-modal offering to customers of all sizes, both new business and existing accounts;

•	Cross-sell transportation solutions to customers of our Logistics segment;

•	Optimize all operations to provide world-class service and highly effective solutions that satisfy customers’ transportation-related supply chain goals;

•	Recruit and retain quality drivers, and best utilize our transportation assets;

•	Attract and retain quality independent owner operators and independent brokered carriers for our carrier network;

•	Recruit and retain quality sales and service representatives and improve employee productivity with state-of-the-art training and information technology;

•	Integrate industry best practices with a focus on utilizing the advantages of our scale and lowering administrative overhead; and

•	Continue to develop cutting-edge capabilities for our information technology platform.
Logistics
Summary Financial Table
(Unaudited)

	Three Months Ended June 30,		Percent of Revenue		Change	Six Months Ended June 30,		Percent of Revenue		Change
(In millions)	2016	2015	2016	2015	%	2016	2015	2016	2015	%
Revenue	$1,332.0	$359.6	100.0%	100.0%	270.4%	$2,592.7	$500.4	100.0%	100.0%	418.1%
Cost of transportation and services	323.2	45.6	24.3%	12.7%	608.8%	633.4	45.6	24.4%	9.1%	1,289.0%
Net revenue	1,008.8	314.0	75.7%	87.3%	221.3%	1,959.3	454.8	75.6%	90.9%	330.8%
Direct operating expense	832.8	260.3	62.5%	72.4%	219.9%	1,626.6	381.3	62.7%	76.2%	326.6%
SG&A expense
Salaries & benefits	54.6	24.9	4.1%	6.9%	119.3%	123.8	30.0	4.8%	6.0%	312.7%
Other SG&A expense	24.5	6.2	1.8%	1.7%	295.2%	36.7	7.9	1.4%	1.6%	364.6%
Purchased services	23.5	3.5	1.8%	1.0%	571.4%	45.2	4.1	1.7%	0.8%	1,002.4%
Depreciation & amortization	22.3	14.8	1.7%	4.1%	50.7%	44.0	20.8	1.7%	4.2%	111.5%
Total SG&A expense	124.9	49.4	9.4%	13.7%	152.8%	249.7	62.8	9.6%	12.6%	297.6%
Operating income	$51.1	$4.3	3.8%	1.2%	1,088.4%	$83.0	$10.7	3.3%	2.1%	675.7%
Note: Total depreciation and amortization for the Logistics reportable segment included in the cost of transportation and services, direct operating expense and SG&A was $48.6 million and $26.6 million for the three-month periods ended June 30, 2016 and 2015, respectively and $95.7 million and $40.3 million for the six-month periods ended June 30, 2016 and 2015, respectively.

Logistics
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Revenue in our Logistics segment increased by 270.4% to $1,332.0 million in the second quarter of 2016 compared to $359.6 million in the second quarter of 2015. The increase in revenue was primarily driven by the acquisitions of ND and Con-way as well as growth from new customer contracts partially offset by certain voluntary and involuntary customer losses and lower volumes with certain customers.
Net revenue increased 221.3% to $1,008.8 million in the second quarter of 2016 from $314.0 million in the second quarter of 2015. The increase in net revenue was primarily attributable to the acquisitions of ND and Con-way. Net revenue margin was 75.7% in the second quarter of 2016 compared to 87.3% in the second quarter of 2015. The decrease in net revenue margin was primarily due to lower margins on contracts acquired as part of the ND and Con-way acquisitions.
Direct operating expense in the second quarter of 2016 was $832.8 million, or 62.5% as a percentage of revenue, compared to $260.3 million, or 72.4% as a percentage of revenue, in the second quarter of 2015. Direct operating expense increased due to the acquisitions of ND and Con-way.
SG&A expense increased to $124.9 million in the second quarter of 2016 from $49.4 million in the second quarter of 2015. The increase in SG&A expense was primarily due to SG&A expense associated with new acquisitions. As a percentage of revenue, SG&A expense decreased to 9.4% in the second quarter of 2016 compared to 13.7% in the second quarter of 2015. The decrease is attributable to a change in mix from acquisitions and the cost savings measures being implemented as part of the integration of the acquired businesses.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Revenue in our Logistics segment increased by 418.1% to $2,592.7 million in the first six months of 2016 compared to $500.4 million in the first six months of 2015. The increase in revenue was primarily driven by the acquisitions of ND and Con-way as well as growth from new customer contracts partially offset by certain customer losses and lower volumes across the portfolio of key customers.
Net revenue increased 330.8% to $1,959.3 million in the first six months of 2016 from $454.8 million in the first six months of 2015. The increase in net revenue was primarily attributable to the acquisitions of ND and Con-way. Net revenue margin was 75.6% in the second quarter of 2016 compared to 90.9% in the second quarter of 2015. The decrease in net revenue margin was primarily due to lower margins on contracts acquired as part of the ND and Con-way acquisitions.
Direct operating expense in the first six months of 2016 was $1,626.6 million, or 62.7% as a percentage of revenue, compared to $381.3 million, or 76.2% as a percentage of revenue, in the first six months of 2015. Direct operating expense increased due to the acquisitions of ND and Con-way.
SG&A expense increased to $249.7 million in the first six months of 2016 from $62.8 million in the first six months of 2015. The increase in SG&A expense was primarily due to SG&A expense associated with new acquisitions. As a percentage of revenue, SG&A expense decreased to 9.6% in the first six months of 2016 compared to 12.6% in the first six months of 2015. The decrease is attributable to a change in mix from acquisitions and the cost savings measures being implemented as part of the integration of the acquired businesses.
Management’s growth strategy for the Logistics segment is to:

•	Capture additional business in verticals where the Company already has deep logistics expertise and a strong track record;

•	Expand customer relationships that span North America and Europe;

•	Market the advantages of the segment’s proprietary technology and global network of facilities;

•	Optimize all operations to provide world-class service and highly effective solutions that satisfy customers’ logistics related supply chain goals;

•	Increase share of spend with existing customers who may outsource more of their logistics requirements to XPO, and who may have broader supply chain needs that XPO can service; and

•	Cross-sell contract logistics and managed transportation solutions to customers of our Transportation segment.

XPO Corporate
Summary of Sales, General and Administrative Expense
(Unaudited)

	Three Months Ended June 30,		Percent of Revenue		Change	Six Months Ended June 30,		Percent of Revenue		Change
(In millions)	2016	2015	2016	2015	%	2016	2015	2016	2015	%
SG&A expense
Salaries & benefits	$15.9	$17.0	0.4%	1.4%	(6.5)%	$32.0	$24.4	0.4%	1.3%	31.1%
Other SG&A expense	3.8	8.5	0.1%	0.7%	(55.3)%	13.7	10.7	0.2%	0.6%	28.0%
Purchased services	13.9	31.5	0.4%	2.6%	(55.9)%	32.4	36.1	0.4%	1.9%	(10.2)%
Depreciation & amortization	0.4	0.4	—	—	—	0.8	0.8	—	—	—
Total SG&A expense	$34.0	$57.4	0.9%	4.7%	(40.8)%	$78.9	$72.0	1.0%	3.8%	9.6%
Corporate
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Corporate SG&A expense in the second quarter of 2016 decreased by $23.4 million compared to the second quarter of 2015 primarily due to a reduction in acquisition-related transaction and integration costs.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Corporate SG&A expense in the first six months of 2016 increased by $6.9 million compared to the first six months of 2015 primarily due to an increase in salaries and benefits as the result of a larger employee base.
Liquidity and Capital Resources
General
As of June 30, 2016, we had $465.8 million of working capital, including cash and cash equivalents of $377.8 million, compared to working capital of $262.8 million, including cash and cash equivalents of $289.8 million, as of December 31, 2015. This increase of $203.0 million in working capital was mainly due to an increase in cash and other current assets.
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
In 2016, we anticipate net capital expenditures to be in the range of $475 million to $500 million. Actual 2016 capital expenditures may differ from the estimated amount depending on factors such as the availability and timing of delivery of equipment. We will continue to evaluate our investments in long-term strategic projects to ensure that our capital expenditures generate high returns on investment and take into account our outlook for global economic conditions.
We believe that cash generated from operations, the existing cash balance, and availability under the revolving credit facility will be sufficient to finance existing operations.
Cash Flow
During the first six months of 2016, $267.6 million of cash was provided by operations compared to $23.2 million used in the comparable period in 2015. Accounts payable used $78.4 million of cash during the first six months of 2016 compared $22.8 million of cash used in the same period in 2015. Prepaid expenses and other assets used $52.8 million of cash in the first six months of 2016 compared to $2.2 million of cash generated for the same period in 2015. Accounts receivable provided $5.5 million of cash for the first six months of 2016 compared to $10.7 million of cash used for the same period in 2015, as we collected more cash from customers during the current period. Cash flows from operating activities were adjusted by the impact of certain non-cash adjustments. In the first six months of 2016, net income and non-cash adjustments was $384.1 million compared to $7.2 million in the first six months of 2015. In the first six months of 2016, non-cash adjustments included depreciation and amortization expense of $323.6 million and stock compensation expense of $20.5 million. In the first six months of 2015, non-cash adjustments included depreciation and amortization expense of $89.9 million, deferred tax benefit of $29.4 million and stock compensation expense of $16.9 million.

Investing activities used $180.1 million of cash during the first six months of 2016 compared to $1,635.2 million of cash used during the same period in 2015. In the first six months of 2016, $224.0 million was used to purchase fixed assets and $35.6 million was received from the sale of assets. During the same period in 2015, $1,610.7 million was used in acquisitions, $41.9 million was used to purchase fixed assets and $24.3 million was received from the sale of assets.
Financing activities used $0.2 million of cash during the first six months of 2016 compared to $2,189.7 million of cash generated for the same period in 2015. The main source of cash from financing activities during the first six months of 2016 was the $260.0 million of proceeds from borrowing on the revolving credit facility. The primary uses of cash during the first six months of 2016 were the repayment of borrowings on the credit facility of $160.0 million and repayment of long-term debt of $90.0 million. During the same period in 2015, the primary source of cash was the $2,547.3 million of net proceeds from the issuance of long-term debt and $1,228.1 million of net proceeds from the issuance of preferred and common stock. The primary uses of cash were a transfer to restricted cash for the ND Tender Offer of $809.3 million and the repayment of acquired debt of $759.2 million.
Debt Facilities
On October 30, 2015, the Company entered into the Second Amended and Restated Revolving Loan Credit Agreement (the "ABL Facility") among XPO and certain of XPO’s U.S. and Canadian wholly owned subsidiaries (which include the U.S. subsidiaries of the former Con-way), as borrowers, the other credit parties from time to time party thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as agent for such lenders. The ABL Facility replaced XPO’s existing Amended Credit Agreement, and, among other things, (i) increased the commitments under the ABL Facility to $1.0 billion, (ii) permitted the acquisition of Con-way and the transactions relating thereto, (iii) reduced the margin on loans under the ABL Facility by 0.25% from that contained in the existing Amended Credit Agreement and (iv) matures on October 30, 2020 (subject, in certain circumstances, to a springing maturity in the event that XPO’s Senior Notes due 2019 are not repaid or subjected to a cash reserve three months prior to the maturity date thereof). Up to $515 million of the ABL Facility is available for issuance of letters of credit, and up to $50 million of the ABL Facility is available for swing line loans. At June 30, 2016, the Company had a borrowing base of $925.7 million and availability under the ABL Facility of $567.6 million after considering outstanding letters of credit of $257.7 million and an amount drawn of $100.0 million. As of June 30, 2016, the Company was in compliance with the ABL Facility’s financial covenants.
Off-Balance Sheet Arrangements
The Company guarantees the lease payments of certain tractor and trailer equipment utilized by subcontract drivers. The guarantee continues through the end of the lease of the equipment, typically four years. The maximum amount of the guarantee is limited to the unpaid principal and interest amounts. As of June 30, 2016, the maximum amount of the guarantees was approximately $14.4 million.
Critical Accounting Policies
There have been no significant changes to the critical accounting policies and estimates disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
New Pronouncements
Refer to Note 2—Basis of Presentation, of Item 1, "Financial Statements" for discussion of recently issued accounting standards that are relevant to XPO.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and commodity price risk.
Liquidity Risk
As of June 30, 2016, we held $407.8 million of cash and restricted cash in cash depository and money market funds. The primary market risk associated with these investments is liquidity risk.
Interest Rate Risk
In conjunction with our June 2015 acquisition of ND, we assumed ND's asset financing arrangements ("Asset Financing" and "Financial Leases"). At June 30, 2016, we had outstanding $197.5 million aggregate principal amount of Asset Financing and $64.8 million of Financial Leases. Approximately 92% of the Asset Financing debt and 78% of the Financial Leases have floating interest rates. Our floating rate Asset Financing and Financial Leases subject us to risk resulting from changes in short-

term (primarily Euribor) interest rates. We use interest rate swaps (exchanging a variable rate for a fixed rate) to manage the fixed and floating interest rate mix of our Asset Financing and Financial Leases and limit our exposure to interest rate risk. As of June 30, 2016, the notional amount of interest rate swaps designated as cash flows hedges was $199.8 million. Assuming a hypothetical 100-basis-point increase in the interest rate, annual interest expense would increase by an insignificant amount on our floating rate Asset Financing debt and Financial Leases that are not hedged with interest rate swaps. For additional information on the Asset Financing, refer to Note 9—Debt, of Item 8, "Financial Statements and Supplementary Data" in our 2015 Annual Report on Form 10-K. For additional information on the interest rate swaps, refer to Note 11—Derivative Instruments of the condensed consolidated financial statements included within.
We have exposure to changes in interest rates on our revolving credit facility. The interest rates on our revolving credit facility fluctuate based on LIBOR or a base rate plus an applicable margin. Assuming our $1.0 billion revolving credit facility was fully drawn at June 30, 2016, a hypothetical 100-basis-point increase in the interest rate would increase our annual interest expense by $12.7 million.
On October 30, 2015, XPO entered into a senior secured term loan credit agreement (the “Term Loan Facility”) that provided for a single borrowing of $1.6 billion. The interest rate on the Term Loan Facility fluctuates based on LIBOR or a Base Rate, as defined in the agreement, plus an applicable margin of 4.50%, in the case of LIBOR loans, and 3.50%, in the case of Base Rate loans. A hypothetical 100-basis-point increase in the interest rate would increase our annual interest expense by $11.6 million.
Senior Notes due 2018, 2019, 2021 and 2022 and Senior Debentures due 2034. The fair market value of our outstanding issue of Senior Notes due 2018, Senior Notes due 2019, Senior Notes due 2021, and Senior Notes due 2022 and Senior Debentures due 2034 is subject to interest rate risk. Generally the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. Interest rate changes affect the fair market value of the Senior Notes and Senior Debentures, and may affect the prices at which we would be able to repurchase such notes were we to do so. These changes do not impact our financial position, cash flows or results of operations. For additional information on the fair value of our outstanding Senior Notes and Senior Debentures, refer to Note 2—Basis of Presentation of the condensed consolidated financial statements included within.
Convertible Debt Outstanding. The fair market value of our outstanding issue of Convertible Notes is subject to interest rate and market price risk due to the convertible feature of the notes and other factors. Generally the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the Convertible Notes may also increase as the market price of our stock rises and decrease as the market price of our stock falls. Interest rate and market value changes affect the fair market value of the Convertible Notes, and may affect the prices at which we would be able to repurchase such Convertible Notes were we to do so. These changes do not impact our financial position, cash flows or results of operations. For additional information on the fair value of our outstanding Convertible Notes, refer to Note 2—Basis of Presentation of the condensed consolidated financial statements included within.
Foreign Currency Exchange Risk
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
For additional information on the cross-currency swap agreements and foreign currency option and forward contracts, refer to Note 11—Derivative Instruments of the condensed consolidated financial statements included within.
As of June 30, 2016, the result of a uniform 10% strengthening in the value of the USD relative to the EUR would result in a decrease in net assets of approximately $38.5 million. As of June 30, 2016, the result of a uniform 10% strengthening in the value of the USD relative to the GBP would result in a decrease in net assets of approximately $40.6 million. These theoretical calculations assume that an instantaneous, parallel shift in exchange rates occurs, which is not consistent with our actual experience in foreign currency transactions. Fluctuations in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' services become more or less attractive. The sensitivity analysis of the impact of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.
Commodity Price Risk
We are exposed to the impact of market fluctuations in the price of diesel fuel purchased for use in Company-owned vehicles. During the quarter ended June 30, 2016, the price of diesel in France varied by 31.5%; the price of diesel in the United Kingdom varied by 9.0%; and the price of diesel in the United States varied by 14.9%. However, the Company includes price adjustment clauses or cost-recovery mechanisms in many of its customer contracts in the event of a change in the fuel purchase price. The clauses mean that substantially all fluctuations in the purchase price of diesel, except for short-term economic fluctuations, can be passed on to customers in the sales price. Therefore, a hypothetical 10% change in the price of diesel would not be expected to materially alter our financial performance over the long term.
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
Changes in Internal Control Over Financial Reporting
Except as described below, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. On February 9, 2015, June 1, 2015, June 8, 2015 and October 30, 2015, the Company completed its acquisitions of UX Specialized Logistics, LLC, Bridge Terminal Transport Services, Inc., Norbert Dentressangle SA, and Con-way Inc., respectively, and is integrating the acquired businesses into the Company’s overall internal control over financial reporting process. Our management is in the process of assessing the internal control over financial reporting at these acquired businesses and is implementing or revising internal controls where necessary. For additional information on these acquisitions, see Note 3—Acquisitions of Item 1, "Financial Statements."
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

Item 1A. Risk Factors.
In addition to the information set forth in this Form 10-Q and the risk factors previously disclosed in Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2015, you should carefully consider the following risk factors which could materially affect our business, financial condition or future results.
The United Kingdom’s likely exit from the European Union could have a material adverse effect on our business and results of operations.
Following a referendum in June 2016 in which voters in the United Kingdom ("U.K.") approved an exit from the European Union ("EU"), it is expected that the U.K. government will initiate a process to leave the EU (often referred to as "Brexit") and begin negotiating the terms of the U.K.’s future relationship with the EU. The likely exit of the U.K. from the EU will have uncertain impacts on our Transportation and Logistics operations in Europe. In 2015, we derived approximately 37% of our revenue in Europe, including 12% in the U.K. Adverse consequences of Brexit, such as a deterioration in the U.K.'s and/or EU's economic conditions, currency exchange rates, bilateral trade agreements or regulation of trade, including the potential imposition of tariffs, could reduce demand for our services in the U.K. and/or the EU, or otherwise have a negative impact on our operations, financial condition and results of operations.
Failure to comply with trade compliance laws and regulations applicable to our international operations may subject us to liability and result in mandatory or voluntary disclosures to government agencies of transactions or dealings involving sanctioned countries, entities or individuals.
As a result of our acquisition activities, including the ND acquisition in 2015, we have acquired companies with business operations outside the U.S. that were not previously subject to a variety of U.S. laws and regulations, including trade sanctions administered by the U.S. Department of Treasury, Office of Foreign Assets Control (“OFAC”). In the course of implementing our compliance processes with respect to the operations of certain of our acquired companies, we have identified transactions or dealings originating in our European business involving countries and entities that are subject to U.S. economic sanctions, including those disclosed in Part II, Item 5 under the heading “Disclosure Pursuant to Section 13(r) of the Exchange Act.” We have filed an initial voluntary disclosure of these matters with OFAC and intend to cooperate with regulatory authorities regarding these matters. We may identify additional transactions or dealings involving sanctioned countries, entities or individuals. The transactions or dealings that we have identified to date, or other similar transactions or dealings that we may identify in the future, could result in negative consequences to us, including government investigations, penalties and reputational harm.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the quarter ended June 30, 2016, the Company issued an aggregate of 169,394 shares of the Company's common stock, par value $0.001 per share, to certain holders of the Company's Convertible Notes in connection with the conversion of $2,784,000 aggregate principal amount of the Convertible Notes. The number of shares of our common stock issued in the foregoing transactions equals the number of shares of our common stock presently issuable to holders of the Convertible Notes upon conversion under the original terms of the Convertible Notes. The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933, as amended, in accordance with Section 4(a)(2) thereof, as a transaction by an issuer not involving any public offering. The Company did not receive any proceeds from the above transactions. For additional information on the Company's Convertible Notes, refer to Note 9—Debt, of Item 8, "Financial Statements and Supplementary Data" in our 2015 Annual Report on Form 10-K.
During the quarter ended June 30, 2016, pursuant to the Investment Agreement dated as of June 13, 2011 (the "Investment Agreement"), by and among Jacobs Private Equity, LLC ("JPE"), and the other investors party thereto (collectively with JPE, the "Investors"), the Company issued 2,143 unregistered shares of its common stock as a result of the exercise of warrants by certain shareholders. The Company received total proceeds of $15,000 as a result of the exercise of warrants which will be used for general corporate purposes. The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933, as amended, in accordance with Section 4(a)(2) thereof, as a transaction by an issuer not involving any public offering.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Disclosure Pursuant to Section 13(r) of the Exchange Act
The following activity is disclosed pursuant to Section 13(r)(1)(D) of the Exchange Act:
In connection with ongoing efforts to review and enhance our compliance program, including in particular with respect to non-U.S. operations acquired by XPO in 2015 and not subject prior to their acquisition by XPO to U.S. trade sanction regulations and other U.S. regulations, we learned that, in July 2015, one of our European business units provided forwarding services for a shipment of sealing compound to Bou Ali Sina Petrochemical Company, an entity designated as a Government of Iran entity under Executive Order 13599, via a carrier, Iran Air, that was designated at the time (and until January 2016) as a Specially Designated National under Executive Order 13382 ("Iran Air"). We received 549.20 Euros for our services in connection with this shipment; and had net profit of 88.69 Euros attributable to this transaction. We also learned that, in December 2015, the same European business unit provided intra-European transportation services for an axle replacement part that was ultimately destined to Iran Air. We received 725.00 Euros for our services in connection with this shipment; and had net profit of 282.00 Euros attributable to this transaction. We have filed an initial voluntary disclosure of these matters with the U.S. Department of Treasury, Office of Foreign Assets Control, and intend to cooperate with regulatory authorities regarding these matters.

Item 6. Exhibits.

Exhibit Number	Description

31.1
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016

31.2
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016

32.1 *
Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016

32.2 *
Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Furnished herewith.

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
Date: August 8, 2016