Form 10-Q
period 2016-09-30
XPO Logistics, Inc.
filed 2016-11-08
CIK 1166003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
Form 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 7, 2016, there were 110,769,845 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Table of Contents

XPO Logistics, Inc.
Form 10-Q

Part I—Financial Information
Item 1. Financial Statements.
XPO Logistics, Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
(In millions, except share and per share data)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$360.3	$289.8
Accounts receivable, net of allowances of $26.2 and $16.9, respectively	2,338.4	2,266.4
Other current assets	473.0	401.0
Total current assets	3,171.7	2,957.2
Property and equipment, net of $543.7 and $209.3 in accumulated depreciation, respectively	2,711.3	2,852.2
Goodwill	4,734.1	4,610.6
Identifiable intangible assets, net of $353.6 and $224.5 in accumulated amortization, respectively	1,591.4	1,876.5
Deferred tax asset	2.1	113.6
Other long-term assets	208.7	233.1
Total long-term assets	9,247.6	9,686.0
Total assets	$12,419.3	$12,643.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$912.0	$1,063.7
Accrued expenses	1,476.5	1,291.8
Current maturities of long-term debt	117.1	135.3
Other current liabilities	188.3	203.6
Total current liabilities	2,693.9	2,694.4
Long-term debt	5,297.3	5,272.6
Deferred tax liability	703.1	933.3
Employee benefit obligations	278.2	312.6
Other long-term liabilities	370.9	369.5
Total long-term liabilities	6,649.5	6,888.0
Stockholders’ equity:
Convertible perpetual preferred stock, $.001 par value; 10,000,000 shares authorized; 72,885 of Series A shares issued and outstanding at September 30, 2016 and December 31, 2015	42.0	42.0
Common stock, $.001 par value; 300,000,000 shares authorized; 110,739,400 and 109,523,493 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	0.1	0.1
Additional paid-in capital	3,233.9	3,212.3
Accumulated deficit	(428.9)	(465.0)
Accumulated other comprehensive loss	(125.1)	(72.3)
Total stockholders' equity before noncontrolling interests	2,722.0	2,717.1
Noncontrolling interests	353.9	343.7
Total equity	3,075.9	3,060.8
Total liabilities and equity	$12,419.3	$12,643.2
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2016	2015	2016	2015
Revenue	$3,713.8	$2,362.1	$10,942.8	$4,281.0
Operating expenses
Cost of transportation and services	2,008.4	1,237.3	5,926.8	2,385.4
Direct operating expense	1,153.4	798.1	3,389.8	1,267.5
Sales, general and administrative expense	383.2	282.6	1,224.7	618.7
Total operating expenses	3,545.0	2,318.0	10,541.3	4,271.6
Operating income	168.8	44.1	401.5	9.4
Other (income) expense	(2.7)	1.6	(9.4)	3.9
Foreign currency loss	1.3	14.5	4.5	34.6
Debt extinguishment loss	53.2	—	53.2	—
Interest expense	93.0	61.5	280.8	120.9
Income (loss) before income tax provision (benefit)	24.0	(33.5)	72.4	(150.0)
Income tax provision (benefit)	2.7	1.9	20.0	(21.3)
Net income (loss)	21.3	(35.4)	52.4	(128.7)
Net income attributable to noncontrolling interests	(6.2)	(5.0)	(13.2)	(0.6)
Net income (loss) attributable to XPO	$15.1	$(40.4)	$39.2	$(129.3)

Earnings per share data:
Net income (loss) attributable to common shareholders (Note 14)	$13.8	$(93.1)	$35.8	$(183.5)

Basic earnings (loss) per share (Note 14)	$0.13	$(0.94)	$0.33	$(2.10)
Diluted earnings (loss) per share (Note 14)	$0.11	$(0.94)	$0.30	$(2.10)

Weighted-average common shares outstanding
Basic weighted-average common shares outstanding	110.3	98.6	110.0	87.3
Diluted weighted-average common shares outstanding	122.9	98.6	119.2	87.3
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Net income (loss)	$21.3	$(35.4)	$52.4	$(128.7)
Less: Net income attributable to noncontrolling interests	(6.2)	(5.0)	(13.2)	(0.6)
Net income (loss) attributable to XPO	$15.1	$(40.4)	$39.2	$(129.3)

Other comprehensive income (loss)
Foreign currency translation losses	$(8.0)	$(6.3)	$(27.2)	$(0.6)
Unrealized gains (losses) on cash flow and net investment hedges, net of tax effect of $9.2, $0.1, $16.7 and $0.1	(12.4)	16.2	(23.3)	(17.0)
Change in defined benefit plans liability, net of tax effect of $1.1, $(2.5), $1.1 and $(5.4)	(5.3)	9.9	(5.3)	21.4
Other comprehensive (loss) income	(25.7)	19.8	(55.8)	3.8
Less: Other comprehensive loss (income) attributable to noncontrolling interests	1.1	1.8	3.0	(3.4)
Other comprehensive (loss) income attributable to XPO	$(24.6)	$21.6	$(52.8)	$0.4

Comprehensive loss	$(4.4)	$(15.6)	$(3.4)	$(124.9)
Less: Comprehensive income attributable to noncontrolling interests	(5.1)	(3.2)	(10.2)	(4.0)
Comprehensive loss attributable to XPO	$(9.5)	$(18.8)	$(13.6)	$(128.9)
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2016	2015
Operating activities
Net income (loss)	$52.4	$(128.7)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	485.4	191.9
Deferred tax benefit	(2.3)	(41.9)
Stock compensation expense	34.2	19.7
Accretion of debt	12.3	4.7
Loss on extinguishment of debt	53.2	—
Other	5.9	8.9
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(79.0)	(2.3)
Other assets	(72.5)	32.5
Accounts payable	(150.7)	(59.9)
Accrued expenses and other liabilities	65.7	14.5
Cash flows provided by operating activities	404.6	39.4
Investing activities
Payment for purchases of property and equipment	(318.5)	(114.4)
Proceeds from sale of assets	57.9	38.7
Acquisition of businesses, net of cash acquired	—	(1,609.8)
Other	8.6	(9.7)
Cash flows used by investing activities	(252.0)	(1,695.2)
Financing activities
Proceeds from issuance of long-term debt	1,377.8	2,596.7
Payment for debt issuance costs	(24.9)	(7.9)
Repurchase of debt	(1,334.2)	—
Repayment of long-term debt and capital leases	(126.4)	(1,067.4)
Proceeds from borrowing on revolving credit facility	260.0	—
Repayment of borrowings on revolving credit facility	(260.0)	—
Proceeds from preferred stock and common stock offerings	—	1,260.0
Payment for equity issuance costs	—	(31.9)
Purchase of noncontrolling interests	—	(459.7)
Bank overdrafts	24.9	14.4
Dividends paid	(2.5)	(2.2)
Other	2.0	0.2
Cash flows (used) provided by financing activities	(83.3)	2,302.2
Effect of exchange rates on cash	1.2	(5.2)
Net increase in cash	70.5	641.2
Cash and cash equivalents, beginning of period	289.8	644.1
Cash and cash equivalents, end of period	$360.3	$1,285.3
Supplemental disclosure of cash flow information:
Cash paid for interest	$259.1	$93.5
Cash paid for income taxes	$41.7	$0.5
Non-cash investing and financing activities:
Property and equipment acquired through capital lease	$40.0	$—
Equity portion of acquisition purchase price	$—	$1.5
Exchange Term Loan B	$1,197.2	$—
Equity issued upon conversion of debt	$2.8	$42.3
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization
Nature of Business
XPO Logistics, Inc. and its subsidiaries ("XPO" or the "Company") use an integrated network of people, technology and physical assets to help customers manage their goods more efficiently throughout their supply chains. The Company’s customers are multinational, national, mid-size and small enterprises, and include many of the most prominent companies in the world. XPO runs its business on a global basis, with two reportable segments: Transportation and Logistics.
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

The aggregate net fair value estimates are based upon certain market assumptions and pertinent information available to management. The respective carrying values of certain financial instruments approximated their fair values as of September 30, 2016 and December 31, 2015, respectively. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and current maturities of long-term debt. Fair values approximate carrying values for these financial instruments since they are short-term in nature or are receivable or payable on demand. The fair value of the asset financing arrangements ("Asset Financing") approximates carrying value since the debt is primarily issued at a floating rate, may be prepaid any time at par without penalty and the remaining life is short-term in nature. For information regarding the fair value hierarchy of the Company's financial liabilities and derivative instruments, refer to Note 9—Debt and Note 12—Derivative Instruments, respectively.
The following table summarizes the fair value hierarchy of cash equivalents assets:

	September 30, 2016
(In millions)	Carrying Value	Fair Value	Level 1	Level 2
Cash equivalents	$143.7	$143.7	$29.2	$114.5

	December 31, 2015
(In millions)	Carrying Value	Fair Value	Level 1	Level 2
Cash equivalents	$83.2	$83.2	$9.1	$74.1
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): "Improvements to Employee Share-based Payment Accounting." This ASU involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This ASU is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period; however early adoption is permitted. The Company is currently evaluating the standard and the impacts, if any, on the consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): "Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)." This ASU addresses eight specific cash flow classification issues with the objective of reducing the existing diversity in practice. Under the new standard, cash payments for debt prepayments or debt extinguishment costs should be classified as outflows for financing activities. Additional cash flow issues covered under the standard include: settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. This ASU is effective for public entities for fiscal years beginning after December 15, 2017, including interim periods within that reporting period; however, early adoption is permitted. The Company is currently evaluating the standard and the impacts, if any, on the consolidated financial statements and related disclosures.
3. Acquisitions and Divestitures
2015 Acquisitions
Con-way Inc.
On September 9, 2015, XPO entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with Con-way Inc., a Delaware corporation ("Con-way"). Headquartered in Ann Arbor, Michigan, Con-way was a Fortune 500 company with a transportation and logistics network of 582 locations and approximately 30,000 employees serving over 36,000 customers.
XPO completed its acquisition of Con-way on October 30, 2015. The fair value of the total consideration paid by XPO was $2,317.8 million, net of cash acquired of $437.3 million, consisting of $2,706.6 million of cash paid at the time of closing for the purchase of all of Con-way’s outstanding shares of common stock, par value $0.625 (the “Con-way Shares”), $17.6 million representing the portion of replacement equity awards attributable to pre-acquisition service, and a $30.9 million liability for the settlement of certain Con-way stock-based compensation awards.
At the effective time (as specified in the Merger Agreement, the "Effective Time"), each Con-way stock option and stock appreciation right, whether vested or unvested, was converted into an option to purchase shares of XPO common stock or a stock appreciation right in respect of XPO common stock, as applicable, with the same terms and conditions as were applicable to such stock option or stock appreciation right immediately prior to the Effective Time, with the number of shares of XPO common stock (rounded down to the nearest whole number of shares) subject to such stock option or stock appreciation right equal to the product of (i) the total number of Con-way Shares underlying such stock option or stock appreciation right immediately prior to the Effective Time, multiplied by (ii) the quotient obtained by dividing the per share merger consideration by the volume-weighted average trading price of XPO common stock on the New York Stock Exchange for the five consecutive trading days ending on the trading day immediately preceding the closing date (the "Equity Award Conversion Amount"), and with the exercise price applicable to such stock option or stock appreciation right to equal the quotient (rounded up to the nearest whole cent) obtained by dividing (a) the exercise price per Share applicable to such stock option or stock appreciation right immediately prior to the Effective Time, by (b) the Equity Award Conversion Amount.

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

The following table outlines the consideration transferred and purchase price allocation at the respective estimated fair values as of October 30, 2015:

(Dollars in millions)
Consideration	$2,317.8
Accounts receivable	676.5
Other current assets	141.4
Property and equipment	1,864.3
Trade name	5.6
Customer relationships	641.0
Other long-term assets	53.5
Accounts payable	(367.6)
Accrued expenses	(394.9)
Other current liabilities	(27.5)
Long-term debt	(640.6)
Deferred tax liabilities	(603.9)
Employee benefit obligations	(153.5)
Other long-term liabilities	(202.9)
Goodwill	$1,326.4
As of September 30, 2016, the purchase price allocation remains preliminary and is based on information that is available to XPO management at the time the condensed consolidated financial statements were prepared. The most significant open items include the fair value of property and equipment, definite-lived intangible assets, assumed liabilities and taxes. Based on a preliminary allocation, $1,076.1 million of the goodwill relates to the Transportation segment and $250.3 million of the goodwill relates to the Logistics segment. The goodwill as a result of the acquisition is not deductible for income tax purposes.
Norbert Dentressangle SA
On April 28, 2015, XPO entered into (1) a Share Purchase Agreement (the "Share Purchase Agreement") relating to Norbert Dentressangle SA ("ND"), a French société anonyme, and (2) a Tender Offer Agreement (the "Tender Offer Agreement" and, together with the Share Purchase Agreement, the "ND Transaction Agreements") between XPO and ND. The ND Transaction Agreements provided for the acquisition of a majority stake in ND by XPO, followed by an all-cash simplified tender offer by XPO to acquire the remaining outstanding ND shares.
On June 8, 2015, pursuant to the terms of the Share Purchase Agreement, XPO purchased approximately 67% of the share capital of ND and all of the outstanding share subscription warrants granted by ND to employees, directors or other officers of ND and its affiliates (together, the “Share Purchase”). Total cash consideration paid by XPO for the Share Purchase was €1,437.0 million, or $1,603.9 million, excluding acquired debt. This cash consideration reflected only that portion of the fair value of the warrants attributable to service performed by employees, officers, or directors of ND and its affiliates prior to the acquisition date. The remaining balance of the fair value of the warrants was recorded as compensation expense in the post-combination period. The Company also agreed to settle certain ND performance stock awards. Similar to the warrants, the consideration paid by XPO for these stock awards of €11.8 million, or $13.2 million, included only that portion of the fair value attributable to service performed prior to the acquisition date with the balance recorded as compensation expense in the post-combination period. The performance shares will be settled in cash with 50% of the awards paid 18 months from the acquisition date and the remaining 50% paid in 36 months. Further, as a result of the acquisition, the Company repaid certain ND indebtedness and related interest rate swap liabilities totaling €628.5 million, or $705.0 million.
On June 25, 2015, XPO launched a mandatory simplified cash offer (the "Tender Offer") to purchase all of the outstanding ordinary shares of ND (other than the shares already owned by XPO). The Company purchased 1,921,553 shares under the Tender Offer and acquired a total of approximately 86.25% of the share capital of ND. The total fair value of the consideration paid by XPO in connection with the Tender Offer was €702.5 million, or $784.2 million, which is based on the quoted market price of ND shares on the acquisition date. The total consideration paid by XPO for ND is summarized in the table below in Euros ("EUR") and USD:

(In millions)	In EUR	In USD
Cash consideration	€1,437.0	$1,603.9
Liability for performance share settlement	11.8	13.2
Repayment of indebtedness	628.5	705.0
Noncontrolling interests	702.5	784.2
Cash acquired	(134.6)	(151.0)
Total consideration	€2,645.2	$2,955.3
The Share Purchase was accounted for as a business combination in accordance with ASC Topic 805 "Business Combinations." Assets acquired and liabilities assumed were recorded in the accompanying consolidated balance sheet at their estimated fair values as of June 8, 2015, with the remaining unallocated purchase price recorded as goodwill. Goodwill includes the expected synergies and cost rationalization from the merger of operations as well as intangible assets that do not qualify for separate recognition such as an assembled workforce. The following table outlines the consideration transferred and purchase price allocation at the respective estimated fair values as of June 8, 2015:

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
The ND purchase price allocation is final. Approximately $962.4 million of the final goodwill relates to the Transportation segment and $1,504.2 million of the goodwill relates to the Logistics segment. The goodwill resulting from the ND acquisition is not deductible for local country income tax purposes.
Bridge Terminal Transport Services, Inc.
On May 4, 2015, the Company entered into a Stock Purchase Agreement with BTTS Holding Corporation to acquire all of the outstanding capital stock of Bridge Terminal Transport Services, Inc. ("BTT"), a leading asset-light drayage provider in the United States. The closing of the transaction was effective on June 1, 2015. The fair value of the total consideration paid by XPO under the BTT Stock Purchase Agreement was $103.8 million and consisted of $103.1 million of cash paid at the time of closing, including an estimate of the working capital adjustment, and $0.7 million of equity.
The BTT acquisition was accounted for as a business combination in accordance with ASC Topic 805 "Business Combinations." Assets acquired and liabilities assumed were recorded in the accompanying consolidated balance sheet at their estimated fair values as of June 1, 2015, with the remaining unallocated purchase price recorded as goodwill. As a result of the acquisition, the Company recorded goodwill of $56.5 million and definite-lived intangible assets of $30.0 million. All goodwill relates to the Transportation segment and is not deductible for income tax purposes. The BTT purchase price allocation is final.

UX Specialized Logistics
On February 9, 2015, pursuant to an Asset Purchase Agreement of the same date between the Company and Earlybird Delivery Systems, LLC, the Company acquired certain assets of UX Specialized Logistics, LLC ("UX"). The fair value of the total consideration paid under the UX Asset Purchase Agreement was $58.9 million and consisted of $58.1 million of cash paid at the time of closing, including an estimate of the working capital adjustment, and $0.8 million of equity. UX provided last mile logistics and same day delivery services for major retail chains and e-commerce companies.
The UX acquisition was accounted for as a business combination in accordance with ASC Topic 805 "Business Combinations." Assets acquired and liabilities assumed were recorded in the accompanying consolidated balance sheet at their estimated fair values as of February 9, 2015, with the remaining unallocated purchase price recorded as goodwill. As a result of the UX acquisition, the Company recorded goodwill of $38.1 million and definite-lived intangible assets of $18.8 million. All goodwill relates to the Transportation segment and is fully deductible for income tax purposes. The UX purchase price allocation is final.
Pro Forma Financial Information
The following unaudited pro forma consolidated results of operations for the nine-month period ended September 30, 2015 present consolidated information of the Company as if the acquisitions of Con-way and ND had occurred as of January 1, 2015:

Pro Forma Nine Months Ended
(Dollars in millions, except per share data)	September 30, 2015
Revenue	$11,034.2
Operating income	$220.7
Net loss	$(118.1)
Basic loss per share	$(1.59)
Diluted loss per share	$(1.59)
The unaudited pro forma consolidated results for the nine-month period were prepared using the acquisition method of accounting and are based on the historical financial information of Con-way, ND and the Company. The unaudited pro forma consolidated results incorporate historical financial information for all significant acquisitions pursuant to US Securities and Exchange Commission ("SEC") regulations since January 1, 2015. The historical financial information has been adjusted to give effect to pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed these acquisitions on January 1, 2015.
Divestitures
North American Truckload Operations
On October 27, 2016, pursuant to a Stock Purchase Agreement of the same date between the Company and a subsidiary of TransForce Inc. ("TransForce"), the Company divested its North American Truckload operations (formerly known as Con-way Truckload) for approximately $558 million cash consideration, subject to certain adjustments. The Company also agreed to provide certain specified transition services to TransForce following the transaction. For the nine-months ended September 30, 2016, these North American Truckload operations generated $360.5 million in revenue and operating income of $29.8 million. These North American Truckload operations had been previously reported in the Company’s Transportation segment. On November 3, 2016, the Company used the proceeds from sale of the North American Truckload operations to repurchase $555 million of Term Loan debt at par. The repurchase of debt will result in a non-cash debt extinguishment charge of approximately $16.5 million to be recognized in the fourth quarter of 2016.
4. Restructuring Charges
In conjunction with various acquisitions, the Company has initiated facility rationalization and severance programs to close facilities and reduce employment in order to improve the Company's efficiency and profitability or adjust for the loss of certain business.

The restructuring charges incurred during the nine-month period ended September 30, 2016, and included in the Company's consolidated statement of operations as sales, general and administrative expense, direct operating expense, and cost of transportation and services, are summarized below.

		Nine months ended September 30, 2016
(In millions)	Reserve Balance at December 31, 2015	Charges Incurred	Payments	Reserve Balance at September 30, 2016
Transportation
Contract termination	$0.1	$—	$—	$0.1
Facilities	0.6	0.7	(0.8)	0.5
Severance	26.7	5.1	(23.8)	8.0
Total	27.4	5.8	(24.6)	8.6
Logistics
Contract termination	0.8	0.4	(1.1)	0.1
Severance	25.5	13.9	(19.5)	19.9
Total	26.3	14.3	(20.6)	20.0
Corporate
Contract termination	4.0	—	(2.6)	1.4
Severance	3.5	0.3	(3.2)	0.6
Total	7.5	0.3	(5.8)	2.0
Total	$61.2	$20.4	$(51.0)	$30.6
5. Contingencies
Litigation
The Company is involved, and will continue to be involved, in numerous legal proceedings arising out of the conduct of its business. These proceedings may include, among other matters, claims for property damage or personal injury incurred in connection with the transportation of freight, claims regarding anti-competitive practices, and employment-related claims, including claims involving asserted breaches of employee restrictive covenants and tortious interference with contract. These proceedings also include numerous purported class action lawsuits, multi-plaintiff and individual lawsuits and state tax and other administrative proceedings that claim either that the Company’s owner operators or contract carriers should be treated as employees, rather than independent contractors, or that certain of the Company's drivers were not paid for all compensable time or were not provided with required meal or rest breaks. These lawsuits and proceedings may seek substantial monetary damages (including claims for unpaid wages, overtime, failure to provide meal and rest periods, unreimbursed business expenses and other items), injunctive relief, or both.
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

The Company carries liability and excess umbrella insurance policies that it deems sufficient to cover potential legal claims arising in the normal course of conducting its operations as a transportation and logistics company. The liability and excess umbrella insurance policies generally do not cover the misclassification claims described in this Note. In the event the Company is required to satisfy a legal claim outside the scope of the coverage provided by insurance, the Company’s financial condition, results of operations or cash flows could be negatively impacted.
Intermodal Drayage Classification Claims
Certain of the Company’s intermodal drayage subsidiaries received notices from the California Labor Commissioner, Division of Labor Standards Enforcement (the "DLSE"), that a total of approximately 150 owner operators contracted with these subsidiaries filed claims in 2012 with the DLSE in which they assert that they should be classified as employees, rather than independent contractors. These claims seek reimbursement for the owner operators’ business expenses, including fuel, tractor maintenance and tractor lease payments. After a decision was rendered by a DLSE hearing officer in seven of these claims, in 2014, the Company appealed the decision to California Superior Court, San Diego, where a de novo trial was held on the merits of those claims. On July 17, 2015, the court issued a final statement of decision finding that the seven claimants were employees rather than independent contractors, and awarding an aggregate of $2.9 million plus post-judgment interest and attorneys' fees to the claimants. The Company appealed this judgment, but cannot provide assurance that such appeal will be successful. Separate decisions were rendered in June 2015 by a DLSE hearing officer in claims involving five additional plaintiffs, resulting in an award for the plaintiffs in an aggregate amount of approximately $0.9 million, following which the Company has appealed the decisions in the U.S. District Court for the Central District of California. These proceedings are currently in the discovery phase. The remaining DLSE claims (the "Pending DLSE Claims") have been transferred to California Superior Court in three separate actions involving approximately 200 claimants, including the approximately 150 claimants mentioned above. These matters are in the initial procedural stages. The Company believes that it has adequately accrued for the potential impact of loss contingencies that are probable and reasonably estimable relating to the claims referenced above. The Company is unable at this time to estimate the amount of the possible loss or range of loss, if any, in excess of its accrued liability that it may incur as a result of these claims given, among other reasons, that the number and identities of plaintiffs in these lawsuits are uncertain and the range of potential loss could be impacted substantially by future rulings by the courts involved, including on the merits of the claims.
One of the Company's intermodal drayage subsidiaries also is a party to a putative class action litigation (Manuela Ruelas Mendoza v. Pacer Cartage, Inc.) brought by Edwin Molina on August 19, 2013 and currently pending in the U.S. District Court, Southern District of California. Mr. Molina asserts that he should be classified as an employee, rather than an independent contractor, and seeks damages for alleged violation of various California wage and hour laws on behalf of himself and all owner-operators contracted with this subsidiary at any time from August 19, 2009 to April 29, 2016. Certain of these potential claimants also may have Pending DLSE Claims. The Company has reached an agreement to settle this litigation with the claimant. The Court has approved the settlement agreement, and it has been accepted by 520 members of the putative class. The administration of settlement payments is yet to be completed. The Company has accrued the full amount of the proposed settlement.
There are other putative class action litigation matters pending against the Company’s intermodal drayage subsidiaries in which the plaintiffs claim they should have been classified as employees, rather than independent contractors, and seek damages for alleged violations of various California wage and hour laws. The particular claims asserted vary from case to case, but the claims generally allege unpaid wages, unpaid overtime, or failure to provide meal and rest periods, and seek reimbursement of the contract carriers’ business expenses. These cases include the following matters filed in the Superior Court for the State of California, Los Angeles District: C. Arevalo v. XPO Port Services, Inc. filed in August 2015; H. Lopez v. PDS Transportation filed in January 2016; M. Cortez v. Pacer filed in June 2016; and the following case filed in U.S. District Court for the Central District of California: I. Hernandez v. Pacer filed in May 2016. Certain of these potential claimants also may have Pending DLSE Claims, and may be subject to binding arbitration obligations. These matters are in the initial pleading stage and the courts have not yet determined whether to certify the matters as a class action. The Company believes that it has adequately accrued for the potential impact of loss contingencies that are probable and reasonably estimable relating to these claims. The Company is unable at this time to estimate the amount of the possible loss or range of loss, if any, in excess of its accrued liability that it may incur as a result of these claims given, among other reasons, that the number and identities of plaintiffs in these lawsuits are uncertain and the range of potential loss could be impacted substantially by future rulings by the courts involved, including on the merits of the claims.
Last Mile Logistics Classification Claims
Certain of the Company’s last mile logistics subsidiaries are party to several putative class action litigations brought by independent contract carriers contracted with these subsidiaries in which the contract carriers assert that they should be classified as employees, rather than independent contractors. The particular claims asserted vary from case to case, but the claims generally allege unpaid wages, unpaid overtime, or failure to provide meal and rest periods, and seek reimbursement of the contract carriers’ business expenses. Putative class actions against the Company’s subsidiaries are pending in California (Fernando Ruiz v. Affinity Logistics Corp., filed in May 2005, currently in the Federal District Court, Southern District of California; Ron Carter, Juan Estrada, Jerry Green, Burl Malmgren, Bill McDonald and Joel Morales v. XPO Logistics, Inc., filed in March 2016 in the Federal District Court, Northern District of California; Ramon Garcia v. Macy’s and XPO Logistics Inc., filed in July 2016 in Superior Court of the State of California, Alameda County; and Kevin Kramer v. XPO Logistics Inc., filed in September 2016 in Superior Court of the State of California, Alameda County); New Jersey (Leonardo Alegre v. Atlantic Central Logistics, Simply Logistics, Inc., filed in March 2015 in the Federal District Court, New Jersey); Pennsylvania (Victor Reyes v. XPO Logistics, Inc., filed in May 2015 in the U.S. District Court, Pennsylvania); and Connecticut (Carlos Taveras v. XPO Last Mile, Inc., filed in November 2015 in the Federal District Court, Connecticut). The Company believes that it has adequately accrued for the potential impact of loss contingencies relating to the foregoing claims that are probable and reasonably estimable. The Company is unable at this time to estimate the amount of the possible loss or range of loss, if any, in excess of its accrued liability that it may incur as a result of these claims given, among other reasons, that the number and identities of plaintiffs in these lawsuits are uncertain and the range of potential loss could be impacted substantially by future rulings by the courts involved, including on the merits of the claims.
Last Mile TCPA Claims
The Company is a party to a putative class action litigation (Leung v. XPO Logistics, Inc., filed in May 2015 in the U.S. District Court, Illinois) alleging violations of the Telephone Consumer Protection Act ("TCPA") related to an automated customer call system used by a last mile logistics business that the Company acquired. This matter is in the initial pleading stage and the court has not yet determined whether to certify the matter as a class action. The Company believes that it has adequately accrued for the potential impact of loss contingencies that are probable and reasonably estimable relating to this matter. The Company is unable at this time to estimate the amount of the possible loss or range of loss, if any, in excess of its accrued liability that it may incur as a result of this matter given, among other reasons, that the Company is vigorously defending the matter and believes that it has a number of meritorious legal defenses and that it remains uncertain what evidence of their claims and damages, if any, plaintiffs will be able to present.
Less-Than-Truckload Meal Break Claims
The Company’s LTL subsidiary is a party to several class action litigations alleging violations of the state of California's wage and hour laws. Plaintiffs allege failure to provide drivers with required meal breaks and rest breaks. Plaintiffs seek to recover unspecified monetary damages, penalties, interest and attorneys’ fees. The primary case is Jose Alberto Fonseca Pina, et al. v. Con-way Freight Inc., et al. (the "Pina case"). The Pina case was initially filed in November 2009 in Monterey County Superior Court and was removed to the U.S. District Court of California, Northern District. The Company has reached an agreement to settle the Pina case, which has been tentatively approved by the court, but is subject to further legal challenge after notice of the settlement is sent to purported class members. Until the challenge period elapses, there can be no assurance that the settlement agreement will be approved. The Company has accrued the full amount of the proposed settlement.
6. Property and Equipment
The following table outlines the Company’s property and equipment:

(In millions)	September 30, 2016	December 31, 2015
Property and Equipment
Land	$391.4	$359.5
Buildings and leasehold improvements	465.1	476.8
Vehicles, tractors, trailers and tankers	1,502.7	1,440.5
Machinery and equipment	347.0	325.9
Office and warehouse equipment	75.1	79.5
Computer software and equipment	473.7	379.3
	3,255.0	3,061.5
Less: Accumulated depreciation and amortization	(543.7)	(209.3)
Total Property and Equipment, net	$2,711.3	$2,852.2
Depreciation of property and equipment and amortization of computer software was $117.5 million and $56.5 million for the three-month periods ended September 30, 2016 and 2015, respectively, and $353.0 million and $98.8 million for the nine-month periods ended September 30, 2016 and 2015, respectively. The net book value of capitalized internally-developed software totaled $138.2 million and $122.8 million as of September 30, 2016 and December 31, 2015, respectively.

7. Intangible Assets
The following table outlines the Company’s identifiable intangible assets:

	September 30, 2016		December 31, 2015
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangibles
Customer relationships	$1,864.4	$290.3	$2,017.0	$174.3
Trade name	50.1	39.2	51.0	29.1
Non-compete agreements	16.2	9.8	18.7	6.8
Carrier relationships	12.1	12.1	12.1	12.1
Other intangible assets	2.2	2.2	2.2	2.2
	$1,945.0	$353.6	$2,101.0	$224.5
The range of estimated useful lives and the weighted-average useful lives of the respective intangible assets by type are as follows:

Classification	Estimated Useful Life	Weighted-Average Amortization Period
Customer relationships	1.5 to 16 years	13.33 years
Trade names	1.2 to 3.5 years	2.86 years
Non-compete agreements	Term of agreement	4.60 years
Intangible asset amortization expense recorded in sales, general and administrative expense was $44.1 million and $45.5 million for the three-month periods ended September 30, 2016 and 2015, respectively, and $130.2 million and $93.1 million for the nine-month periods ended September 30, 2016 and 2015, respectively.
8. Goodwill
The following table shows changes in the gross carrying amounts of goodwill. The current period additions are the result of adjustments related to prior year acquisitions for which the measurement period remains open.

(In millions)	Transportation	Logistics	Total
Goodwill at December 31, 2015	$2,504.7	$2,105.9	$4,610.6
Property and equipment and intangible asset fair value adjustments	178.9	41.5	220.4
Other fair value adjustments	50.1	(28.7)	21.4
Impact of foreign exchange translation	0.5	(27.9)	(27.4)
Deferred tax and other tax adjustments	(63.1)	(27.8)	(90.9)
Goodwill at September 30, 2016	$2,671.1	$2,063.0	$4,734.1

9. Debt
The following table summarizes the carrying value and valuation of financial liabilities within the fair value hierarchy:

	September 30, 2016
			Fair Value
(In millions)	Principal Balance	Carrying Value	Level 1	Level 2
Financial Liabilities:
Senior Notes due 2023	$535.0	$526.8	$551.1	$—
Senior Notes due 2022	1,600.0	1,579.2	1,674.0	—
Senior Notes due 2021	558.1	551.1	586.0	—
Senior Notes due 2018	265.8	267.4	272.2	—
Term loan facility	2,016.5	1,955.2	—	2,035.4
Senior Debentures due 2034	300.0	200.4	236.3	—
Convertible senior notes	49.5	46.4	110.3	—
Euro private placement notes due 2020	13.4	14.6	—	14.7
Asset financing	92.9	92.9	92.9	—
Capital leases for equipment	63.3	63.3	—	63.3
Total long-term debt	$5,494.5	$5,297.3	$3,522.8	$2,113.4

	December 31, 2015
			Fair Value
(In millions)	Principal Balance	Carrying Value	Level 1	Level 2
Financial Liabilities:
Senior Notes due 2022	$1,600.0	$1,577.0	$1,479.8	$—
Senior Notes due 2021	544.5	536.6	—	507.5
Senior Notes due 2019	900.0	900.4	920.3	—
Senior Notes due 2018	265.8	268.2	—	271.0
Term loan facility	1,584.1	1,524.4	—	1,574.2
Senior Debentures due 2034	300.0	199.0	—	201.0
Convertible senior notes	52.3	46.8	89.1	—
Euro private placement notes due 2020	13.1	14.5	—	13.9
Asset financing	166.5	166.5	166.5	—
Capital leases for equipment	39.2	39.2	—	39.2
Total long-term debt	$5,465.5	$5,272.6	$2,655.7	$2,606.8
Issuance of Senior Notes Due 2023
On August 25, 2016, the Company completed a private placement of $535.0 million aggregate principal amount of 6.125% senior notes due September 1, 2023 (“Senior Notes due 2023”). Total debt issuance costs related to the Senior Notes due 2023 classified on the balance sheet as long-term debt at September 30, 2016 were $8.4 million.
The Senior Notes due 2023 bear interest at a rate of 6.125% per annum payable semiannually, in cash in arrears, on March 1 and September 1 of each year, commencing March 1, 2017 and maturing on September 1, 2023.
The Senior Notes due 2023 are guaranteed by each of the Company’s direct and indirect wholly-owned restricted subsidiaries (other than certain excluded subsidiaries) that are obligors under, or guarantee obligations under, the Company’s existing revolving credit agreement or existing term loan credit agreements (or certain replacements thereof) or guarantee certain capital markets indebtedness of the Company or any guarantor of the Senior Notes due 2023. The Senior Notes due 2023 and the guarantees thereof are unsecured, unsubordinated indebtedness of the Company and the guarantors.

Refinancing of Existing Term Loan
On August 25, 2016, the Company entered into an Incremental and Refinancing Amendment (Amendment No. 1 to Credit Agreement) (the “Amendment”), by and among XPO, its subsidiaries signatory thereto, as guarantors, the lenders party thereto and Morgan Stanley Senior Funding, Inc., in its capacity as administrative agent (the "Administrative Agent"), amending the Senior Secured Term Loan Credit Agreement, dated as of October 30, 2015 (as amended, amended and restated, supplemented or otherwise modified prior to the date hereof, the “Term Loan Credit Agreement”), by and among XPO, the other subsidiaries from time to time party thereto, as guarantors, the lenders from time to time party thereto and the Administrative Agent.
Pursuant to the Amendment, the outstanding $1,592.0 million principal amount of term loans under the Term Loan Credit Agreement (the “Existing Term Loans”) were replaced with a like aggregate principal amount of new term loans (the “New Term Loans”) having substantially similar terms as the Existing Term Loans, other than with respect to the applicable interest rate and prepayment premiums in respect of certain voluntary prepayments. The interest rate margin applicable to the New Term Loans was reduced from 3.50% to 2.25%, in the case of base rate loans, and from 4.50% to 3.25%, in the case of LIBOR loans. Debt extinguishment costs related to various lenders exiting the syndicate were approximately $18.0 million.
In addition, pursuant to the Amendment, the Company borrowed an additional $400.0 million of Incremental Term B-1 Loans (the “Incremental Term B-1 Loans”) and an additional $50.0 million of Incremental Term B-2 Loans (the “Incremental Term B-2 Loans”). The New Term Loans, Incremental Term B-1 Loans and Incremental Term B-2 Loans have identical terms, other than with respect to original issue discount, and will mature on October 30, 2021. Total debt issuance costs related to the New Term Loans, Incremental Term B-1 Loans and Incremental Term B-2 Loans classified on the balance sheet as long-term debt at September 30, 2016 were $18.9 million.
Redemption of Senior Notes due 2019
On September 12, 2016 (the “Redemption Date”), XPO redeemed all of its outstanding 7.875% Notes due 2019 (the “2019 Notes”) issued under the Indenture, dated as of August 25, 2014, between XPO Logistics, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee. The redemption price for the 2019 Notes was 103.938% of the principal amount of the 2019 Notes, plus accrued and unpaid interest to, but excluding, the Redemption Date. Debt extinguishment costs were $35.2 million.
10. Stock-Based Compensation
The Company recognized the following stock-based compensation expense in direct operating expense and sales, general and administrative expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Stock options	$0.3	$0.3	$1.0	$1.6
Stock appreciation rights	0.4	—	0.4	—
Restricted stock units	2.7	0.8	10.2	3.0
Performance-based restricted stock units	1.3	1.6	5.4	15.0
Cash-settled performance-based restricted stock units	9.0	—	17.2	—
Warrants	—	—	—	8.5
Total stock-based compensation expense	$13.7	$2.7	$34.2	$28.1
The Company did not realize any excess tax benefit for tax deductions from the stock-based compensation plan in the three- and nine-month periods ended September 30, 2016 and 2015.
As of September 30, 2016, the Company had approximately $31.5 million of unrecognized compensation cost related to non-vested restricted stock units ("RSUs") and performance-based restricted stock units ("PRSUs") compensation that is anticipated to be recognized over a weighted-average period of approximately 3 years.
Cash-settled Performance-based Restricted Stock Units
In February 2016, the Company entered into employment agreements with its executive officers. Pursuant to these agreements, on February 9, 2016 the Company granted cash-settled PRSUs under the XPO Logistics Inc. Amended and Restated 2011 Omnibus Incentive Compensation Plan to each of the executive officers. Twenty-five percent of the PRSUs vest and are settled in cash on each of the first four anniversaries of the grant, subject to the grantee's continued employment through the applicable anniversary and achievement of certain performance targets for each tranche. Cash-settled PRSU awards are measured at fair value initially based on the closing price of the Company’s common stock at the date of grant and are required to be re-

measured to fair value at each reporting date until settlement. Compensation expense for cash-settled PRSUs is recognized over the applicable performance periods based on the probability of achieving the performance conditions and the closing price of the Company’s common stock at each balance sheet date. The Company records as a liability (until settlement) the cost of a cash-settled PRSU award for which achievement of the performance condition is deemed probable. At September 30, 2016, the Company had granted 2,508,727 cash-settled PRSUs at a weighted-average fair value of $22.92 and recognized accrued liabilities of $17.2 million using a weighted-average fair value per PRSU of $36.67.
As of September 30, 2016, the Company had approximately $74.7 million of unrecognized compensation cost related to non-vested cash-settled PRSU compensation that is anticipated to be recognized over a weighted-average period of approximately 3.25 years and will vary based on changes in the Company's common stock price and the probability of achieving performance targets in future periods.
11. Income Taxes
For the three- and nine-months ended September 30, 2016, the Company recorded an income tax provision of $2.7 million and $20.0 million, respectively, yielding an effective tax rate of 11.3% and 27.6%, respectively. The effective tax rates were lower than the U.S. statutory rate of 35% primarily due to a release of tax reserves upon the favorable conclusion of a non-U.S. tax audit, the realization of benefits for transaction costs, state tax efficiencies and the geographic earnings mix of the Company's business.
For the three- and nine-months ended September 30, 2015, the Company recorded an income tax provision of $1.9 million and an income tax benefit of $21.3 million, respectively, yielding an effective tax rate of (5.7)% and 14.2%, respectively. The effective tax rates differ from the U.S. statutory rate of 35% in the three- and nine-month periods ended September 30, 2015 primarily due to an increase in the valuation allowance on state and foreign net operating losses for which tax benefits were not realized, and changes in the geographic earnings mix of the Company's business.
In determining valuation allowances, the Company performed an assessment of positive and negative evidence regarding the realization of the net deferred tax assets in accordance with ASC 740-10, “Accounting for Income Taxes.” This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carry forwards and estimates of projected future taxable income. Based on this assessment, as of September 30, 2016, the Company recorded total valuation allowances of $73.3 million against deferred tax assets. Although realization is not assured, the Company has concluded that it is more likely than not that the remaining deferred tax assets will be realized; accordingly, no valuation allowance has been provided on these assets.
As of September 30, 2016, our foreign subsidiaries have undistributed earnings which could be subject to taxation if repatriated. Deferred tax liabilities have not been recorded for such earnings because it is the Company management’s current intention to permanently reinvest such undistributed earnings in its non-U.S. subsidiaries. Due to the uncertainty caused by various methods in which such earnings could be repatriated, it is not practicable to estimate the actual amount of such deferred tax liabilities. The Company would consider and pursue appropriate alternatives to reduce any tax liability that would occur. If, in the future, undistributed earnings are repatriated to the U.S., or it is determined such earnings will be repatriated in the foreseeable future, deferred tax liabilities will be recorded accordingly.
12. Derivative Instruments
In the normal course of business, the Company is exposed to certain risks arising from business operations and economic factors, including fluctuations in interest rates and foreign currencies. To manage the volatility related to this exposure to fluctuations in interest rates and foreign currencies, the Company uses derivative instruments. The objective of these derivative instruments is to reduce fluctuations in the Company’s earnings and cash flows associated with changes in foreign currency rates and interest rates. These financial instruments are not used for trading or other speculative purposes. The Company has not historically incurred, and does not expect to incur in the future, any losses as a result of counterparty default.
The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes linking cash flow hedges to specific forecasted transactions or the variability of cash flow to be paid. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the designated derivative instruments that are used in hedging transactions are highly effective in offsetting changes in the cash flow of hedged items. When a derivative instrument is determined not to be highly effective as a hedge or the underlying hedged transaction is no longer probable, hedge accounting is discontinued prospectively.

The following tables present the location on the consolidated balance sheets in which the Company’s derivative and nonderivative instruments have been recognized, the fair value hierarchy level applicable to each type of derivative and nonderivative instrument, and the related notional amounts and fair values as of September 30, 2016 and December 31, 2015.

	September 30, 2016
			Derivative Assets		Derivative Liabilities
(In millions)	Fair Value Hierarchy Level	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Cross-currency swap agreements	Level 2	$734.4	Other long-term assets	$0.3	Other long-term liabilities	$(28.8)
Interest rate swaps	Level 2	200.9	Other current assets	—	Other current liabilities	(3.5)
Derivatives not designated as hedges:
Interest rate swaps	Level 2	78.1	Other current assets	—	Other current liabilities	(0.4)
Foreign currency option and forward contracts	Level 2	212.7	Other current assets	2.0	Other current liabilities	(0.1)
Total				$2.3		$(32.8)

	December 31, 2015
			Derivative Assets		Derivative Liabilities
(In millions)	Fair Value Hierarchy Level	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Cross-currency swap agreements	Level 2	$730.9	Other long-term assets	$0.2	Other long-term liabilities	$—
Interest rate swaps	Level 2	228.6	Other current assets	—	Other current liabilities	(7.3)
Derivatives not designated as hedges:
Interest rate swaps	Level 2	43.5	Other current assets	—	Other current liabilities	(0.7)
Foreign currency option contracts	Level 2	235.2	Other current assets	—	Other current liabilities	(1.0)
Total				$0.2		$(9.0)
The following table indicates the amount of gains/(losses) that have been recognized in accumulated other comprehensive loss in the consolidated balance sheets and gains/(losses) recognized in net income (loss) in the consolidated statements of operations for derivative and nonderivative instruments:

	Recognized in Accumulated Other Comprehensive Income (Loss)		Recognized in Earnings
(In millions)	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Derivatives designated as hedges:
Cross-currency swap agreements	$(17.9)	$11.5	$—	$—
Interest rate swaps	0.3	(0.7)	—	—
Derivatives not designated as hedges:
Interest rate swaps	—	—	0.3	—
Foreign currency option and forward contracts	—	—	(0.5)	—
Nonderivatives designated as hedges:
Foreign currency denominated notes	(4.0)	5.3	—	—
Total	$(21.6)	$16.1	$(0.2)	$—

	Recognized in Accumulated Other Comprehensive Income (Loss)		Recognized in Earnings
(In millions)	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Derivatives designated as hedges:
Cross-currency swap agreements	$(23.9)	$(20.4)	$—	$—
Interest rate swaps	2.8	(1.4)	—	—
Derivatives not designated as hedges:
Interest rate swaps	—	—	0.9	—
Foreign currency option and forward contracts	—	—	2.3	—
Nonderivatives designated as hedges:
Foreign currency denominated notes	(18.9)	4.7	—	—
Total	$(40.0)	$(17.1)	$3.2	$—
Hedge of Net Investments in Foreign Operations
In connection with the issuance of the Senior Notes due 2022, the Company entered into certain cross-currency swap agreements to manage the related foreign currency exchange risk by effectively converting a portion of the fixed-rate USD-denominated Senior Notes due 2022, including the semi-annual interest payments, to fixed-rate, EUR-denominated debt. The risk management objective was to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies and reduce the variability in the functional currency equivalent cash flows of a portion of the Senior Notes due 2022. During the term of the swap contracts, the Company will receive semi-annual interest payments in June and December of each year from the counterparties based on USD fixed interest rates, and the Company will make semi-annual interest payments in June and December of each year to the counterparties based on EUR fixed interest rates. At maturity, the Company will repay the original principal amount in EUR and receive the principal amount in USD. The Company has designated the cross-currency swap agreements as qualifying hedging instruments and is accounting for these as net investment hedges. The gains and losses resulting from fair value adjustments to the cross-currency swap agreements are recorded in accumulated other comprehensive income/(loss) to the extent that the cross-currency swaps are effective in hedging the designated risk. The Company did not record any ineffectiveness for the three- and nine-month periods ended September 30, 2016. Cash flows related to the cross-currency swaps are included in operating activities on the consolidated statements of cash flows. The Company does not expect amounts that are currently deferred in accumulated other comprehensive income/(loss) to be reclassified to income over the next 12 months.
In addition to the cross-currency swaps, the Company uses foreign currency denominated notes as nonderivative hedging instruments of its net investments in foreign operations. The Company has designated $75.9 million of its Senior Notes due 2021 included in long-term debt on the condensed consolidated balance sheets as a net investment hedge of its investments in international subsidiaries that use the EUR as their functional currency. The gains and losses resulting from the exchange rate adjustments to the designated portion of the foreign currency denominated notes are recorded in accumulated other comprehensive income/loss to the extent that the foreign currency denominated notes are effective in hedging the designated risk. The Company did not record any ineffectiveness for the three- and nine-month periods ended September 30, 2016. The Company does not expect amounts that are currently deferred in accumulated other comprehensive income/(loss) to be reclassified to income over the next 12 months.
Interest Rate Hedging
In order to mitigate the variability in forecasted interest payments on the Company’s EUR-denominated asset financings that are based on benchmark interest rates (e.g., Euribor), the Company has entered into interest rate swaps. The objective is for the cash flows of the interest rate swaps to offset any changes in the cash flows of the forecasted interest payments attributable to changes in the benchmark interest rate. The interest rate swaps convert floating rate interest payments into fixed rate interest payments. The Company has designated the interest rate swaps as qualifying hedging instruments and is accounting for these as cash flow hedges of the forecasted obligations. The gains and losses resulting from fair value adjustments to the designated portion of the interest rate swaps are recorded in accumulated other comprehensive income/(loss) to the extent that the interest rate swaps are effective in hedging the designated risk. The gains and losses will be reclassified from accumulated other comprehensive income/(loss) to interest expense on the dates that interest payments accrue, or when the hedged item becomes probable not to occur. The Company is hedging its exposure to the variability in future cash flows for forecasted interest payments through December 2017. At September 30, 2016, a notional amount of $78.1 million of the Company's interest rate swaps were not designated as hedges. The gains and losses related to the interest rate swaps not designated as hedges are included in interest expense on the condensed consolidated statements of operations. Cash flows related to the interest rate swaps are included in operating activities on the condensed consolidated statements of cash flows. The Company expects an inconsequential amount that is currently deferred in accumulated other comprehensive income/(loss) to be reclassified to income during the year ended December 31, 2016.
Foreign Currency Option and Forward Contracts
In order to mitigate against the risk of a reduction in the value of foreign currency from the Company’s international operations with the EUR and GBP as the functional currency, the Company uses foreign currency option and forward contracts. The foreign currency contracts were not designated as qualifying hedging instruments as of September 30, 2016. The contracts are not speculative and are used to manage the Company’s exposure to foreign currency exchange rate fluctuations and other identified risks. The contracts expire in 12 months or less. Gains or losses on the contracts are recorded in other expense in the condensed consolidated statements of operations. Cash flows related to the foreign currency contracts are included in operating activities on the condensed consolidated statements of cash flows. The risk of loss associated with the option contracts is limited to the premium amounts payable.
13. Variable Interest Entities
The Company applies the guidance under ASC 810-10 for the determination of its Variable Interest Entities (“VIE”) and the accounting determination for consolidation. The determination to consolidate these entities is based on a 4-step analysis to first identify those entities in which the Company holds a variable interest. Upon the determination that the Company holds a variable interest in the entity, the Company evaluates the relevant criteria to determine if the entity meets the definition of a VIE. These criteria include evaluating whether the equity investment at risk is insufficient to finance the activities of the entity, the holders of the equity interest lack decision making rights, the equity investment at risk was established with non-substantive voting rights, the holders of the equity investment at risk lack the obligation to absorb losses, and the holders of the equity investment at risk lack the right to receive residual returns. Upon the determination that an entity meets the criteria of a VIE, an evaluation is made over controlling interest and the determination of the primary beneficiary.
Based on the analysis completed, the Company determined it had variable interests in certain VIEs and consolidates these entities because it has the power to direct the activities that significantly affect the VIEs' economic performance, including having operational control over each VIE and operating the VIEs under the XPO brand or policies. The VIEs provide logistics services for their customers. Investors in these entities only have recourse to the assets owned by the entity and not to the Company’s general credit. The Company does not have implicit support arrangements with any VIE. The assets and liabilities of the consolidated VIEs are outlined in the table below.

(In millions)	September 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$15.9	$14.3
Accounts receivable, net of allowance	69.9	54.7
Other current assets	4.9	3.8
Property and equipment, net of accumulated depreciation	3.4	4.8
Other long-term assets	2.7	3.0
Total	$96.8	$80.6

Liabilities
Accounts payable	$46.6	$44.9
Accrued expenses, other	15.2	8.1
Other current liabilities	9.8	8.9
Other long-term liabilities	9.1	5.2
Total	$80.7	$67.1

The following table summarizes total revenue and expenses in connection with the Company's consolidated VIEs. The Company did not have any VIEs prior to its June 2015 acquisition of ND.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Revenue	$82.2	$80.2	$238.8	$110.5
Operating expenses	$79.1	$77.6	$230.1	$107.0
14. Earnings (Loss) per Share
Basic and diluted earnings (loss) per share are computed using the two-class method, which is an earnings allocation method that determines earnings (loss) per share for common shares and participating securities. The participating securities consist of the Company's Series A Convertible Perpetual Preferred Stock. The undistributed earnings are allocated between common shares and participating securities as if all earnings had been distributed during the period. In periods of loss, no allocation is made to the preferred shares. The dividend rights are defined in the Certificate of Designation of Series A Convertible Perpetual Preferred Stock of XPO Logistics, Inc. filed with the SEC on Form 8-K on September 6, 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2016	2015	2016	2015
Basic earnings (loss) per common share
Net income (loss) attributable to XPO	$15.1	$(40.4)	$39.2	$(129.3)
Preferred stock beneficial conversion charge	—	(52.0)	—	(52.0)
Cumulative preferred dividends	(0.7)	(0.7)	(2.2)	(2.2)
Non-cash allocation of undistributed earnings	(0.6)	—	(1.2)	—
Net income (loss) allocable to common shares, basic	$13.8	$(93.1)	$35.8	$(183.5)

Basic weighted-average common shares	110.3	98.6	110.0	87.3
Basic earnings (loss) per share	$0.13	$(0.94)	$0.33	$(2.10)

Diluted earnings (loss) per common share
Net income (loss) allocable to common shares, basic	$13.8	$(93.1)	$35.8	$(183.5)
Interest from Convertible Senior Notes	0.3	—	—	—
Net income (loss) allocable to common shares, diluted	$14.1	$(93.1)	$35.8	$(183.5)

Basic weighted-average common shares	110.3	98.6	110.0	87.3
Dilutive effect of non-participating stock-based awards and Convertible Senior Notes	12.6	—	9.2	—
Diluted weighted-average common shares	122.9	98.6	119.2	87.3

Diluted earnings (loss) per share	$0.11	$(0.94)	$0.30	$(2.10)

Dilutive potential common shares excluded	11.5	24.9	14.9	25.5
Certain shares were not included in the computation of diluted earnings per share because the effect was either anti-dilutive or in the case of unvested PRSU awards, the performance condition was not met as of September 30, 2016.
15. Segment Reporting
The Company is organized into two reportable segments: Transportation and Logistics. Corporate and Eliminations constitute the remaining portions of the Company’s operating results required to be presented in order to reconcile the Company’s operating results to the condensed consolidated financial statements. The Transportation segment provides freight brokerage, last mile, expedite, intermodal, LTL, full truckload, managed transportation and global forwarding services. The Logistics segment provides a range of contract logistics services, including highly engineered and customized solutions, value-added warehousing and distribution and other inventory solutions.
The Company's Chief Executive Officer, who is chief operating decision maker ("CODM"), regularly reviews financial information at the reporting segment level in order to make decisions about resources to be allocated to the segments and to assess their performance. Segment results that are reported to the CODM include items directly attributable to a segment as well as those that can be allocated on a reasonable basis. Asset information by segment is not provided to the Company's CODM as the majority of our assets are managed at the corporate level.
Intercompany transactions have been eliminated in the consolidated balance sheets and results of operations. Intra-segment transactions have been eliminated in the reportable segment results of operations, whereas inter-segment transactions represent a reconciling item to consolidated results as shown below.
The Company evaluates performance based on the various financial measures of the respective business segments. The following schedule identifies selected financial data for the three- and nine-month periods ended September 30, 2016 and 2015, respectively:

(In millions)	Transportation	Logistics	Corporate	Eliminations	Total
Three Months Ended September 30, 2016
Revenue	$2,409.1	$1,347.0	$—	$(42.3)	$3,713.8
Operating income (loss)	125.4	75.3	(31.9)	—	168.8
Depreciation and amortization	114.8	46.5	0.5	—	161.8

Three Months Ended September 30, 2015
Revenue	$1,396.8	993.3	$—	$(28.0)	$2,362.1
Operating income (loss)	30.9	36.0	(22.8)	—	44.1
Depreciation and amortization	54.8	46.9	0.4	—	102.1

Nine Months Ended September 30, 2016
Revenue	$7,125.4	$3,939.7	$—	$(122.3)	$10,942.8
Operating income (loss)	354.0	158.3	(110.8)	—	401.5
Depreciation and amortization	341.9	142.2	1.3	—	485.4

Nine Months Ended September 30, 2015
Revenue	$2,820.4	$1,493.7	$—	$(33.1)	$4,281.0
Operating income (loss)	57.7	46.9	(95.2)	—	9.4
Depreciation and amortization	103.6	87.2	1.1	—	191.9

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
These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to a material difference include those discussed elsewhere in this Quarterly Report, the risks discussed in our other filings with the SEC and the following: economic conditions generally; competition and pricing pressures; our ability to align our investments in capital assets, including equipment, service centers and warehouses, to our customers’ demands; our ability to successfully manage our growth, including by maintaining effective internal controls; our ability to successfully integrate and realize anticipated synergies, cost savings and profit improvement opportunities with respect to acquired companies; our ability to retain our and our acquired businesses’ largest customers; our ability to develop and implement suitable information technology systems; our substantial indebtedness; our ability to raise debt and equity capital; our ability to attract and retain key employees to execute our strategy, including retention of acquired companies’ key employees; our ability to maintain positive relationships with our network of third-party transportation providers; our ability to attract and retain qualified drivers; litigation, including litigation related to alleged misclassification of independent contractors; labor matters, including our ability to manage our subcontractors, and risks associated with labor disputes at our customers and efforts by labor organizations to organize our employees; risks associated with our self-insured claims; risks associated with defined benefit plans for our current and former employees; fluctuations in currency exchange rates; fluctuations in fixed and floating interest rates; our ability to execute our growth strategy through acquisitions; fuel price and fuel surcharge changes; weather and other service disruptions; governmental regulation; and governmental or political actions, including the United Kingdom's likely exit from the European Union. All forward-looking statements set forth in this Quarterly Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. Forward-looking statements set forth in this Quarterly Report speak only as of the date hereof, and we do not undertake any obligation to update forward-looking statements to reflect subsequent events or circumstances, changes in expectations or the occurrence of unanticipated events, except to the extent required by law.
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
Executive Summary
XPO Logistics is a top ten global provider of cutting-edge supply chain solutions to the most successful companies in the world. As of October 31, 2016, the Company operated as one highly integrated network of people, technology and physical assets in 34 countries, with over 86,000 employees and 1,425 locations. XPO uses its network to help more than 50,000 customers manage their goods more efficiently throughout their supply chains.
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
Our Transportation segment uses a blended model of owned, contracted and brokered capacity that gives us the flexibility to offer solutions that best serve the interests of our customers and the Company. As of October 31, 2016, globally, we had more than 10,000 independent owner operators under contract to provide drayage, expedite, last mile and less-than-truckload services to our customers, and more than 50,000 independent brokered carriers representing approximately 1,000,000 trucks on the road.
The Company employs professional drivers who transport goods for customers using our owned and leased trucks and trailers including: a global fleet of approximately 16,000 tractors and 39,500 trailers primarily related to our less-than-truckload and full truckload businesses as of October 31, 2016. These assets also provide capacity for our truck brokerage operations.
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
As of October 31, 2016, we operated approximately 151 million square feet (14.0 million square meters) of contract logistics facility space globally, with about 65.0 million square feet (6.1 million square meters) of that capacity in the United States, making us the second largest contract logistics provider globally.
In a little more than five years, we have taken XPO from a North American business with $177 million of revenue to a top ten global transportation and logistics company. In September 2011, following the equity investment in the Company led by Bradley S. Jacobs, we put a highly skilled management team in place and began the disciplined execution of a growth strategy to acquire and integrate attractive companies and optimize all XPO operations, with the goal of creating dramatic, long-term value for our customers and shareholders.
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

•
Less-Than-Truckload ("LTL"): the second largest provider of LTL services in North America and a leading provider of LTL services in Western Europe. The Company’s LTL service in North America has some of the highest service levels in the industry for on-time performance, offers more next-day and two-day lanes than any other LTL carrier, and covers 99% of U.S. postal codes;

•	Full Truckload: a leading ground transportation provider in Europe;

•	Managed Transportation: a top five global service provider based on the value of XPO’s freight under management, which was approximately $2.7 billion as of September 30, 2016; and

•	Global Forwarding: a growing provider of global forwarding services.
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
Management’s growth strategy for the Transportation segment is to:

•	Market our broader, integrated multi-modal offering to customers of all sizes, both new business and existing accounts;

•	Cross-sell transportation solutions to customers of our Logistics segment;

•	Optimize all operations to provide world-class service and highly effective solutions that satisfy customers’ transportation-related supply chain goals;

•	Recruit and retain quality drivers, and best utilize our transportation assets;

•	Attract and retain quality independent owner operators and independent brokered carriers for our carrier network;

•	Recruit and retain quality sales and service representatives and improve employee productivity with state-of-the-art training and information technology;

•	Integrate industry best practices with a focus on utilizing the advantages of our scale and lowering administrative overhead; and

•	Continue to develop cutting-edge capabilities for our information technology platform.
Management’s growth strategy for the Logistics segment is to:

•	Capture additional business in verticals where the Company already has deep logistics expertise and a strong track record;

•	Expand customer relationships that span North America and Europe;

•	Market the advantages of the segment’s proprietary technology and global network of facilities;

•	Optimize all operations to provide world-class service and highly effective solutions that satisfy customers’ logistics related supply chain goals;

•	Increase share of spend with existing customers who may outsource more of their logistics requirements to XPO, and who may have broader supply chain needs that XPO can service; and

•	Cross-sell contract logistics and managed transportation solutions to customers of our Transportation segment.
XPO Logistics, Inc.
Consolidated Summary Financial Table
(Unaudited)

	Three Months Ended September 30,		Percent of Revenue		Change	Nine Months Ended September 30,		Percent of Revenue		Change
(In millions)	2016	2015	2016	2015	%	2016	2015	2016	2015	%
Revenue	$3,713.8	$2,362.1	100.0%	100.0%	57.2%	$10,942.8	$4,281.0	100.0%	100.0%	155.6%
Cost of transportation and services	2,008.4	1,237.3	54.1%	52.4%	62.3%	5,926.8	2,385.4	54.2%	55.7%	148.5%
Net revenue	1,705.4	1,124.8	45.9%	47.6%	51.6%	5,016.0	1,895.6	45.8%	44.3%	164.6%
Direct operating expense	1,153.4	798.1	31.1%	33.8%	44.5%	3,389.8	1,267.5	31.0%	29.6%	167.4%
SG&A expense
Salaries & benefits	211.3	156.7	5.7%	6.6%	34.8%	650.2	326.2	5.9%	7.6%	99.3%
Other SG&A expense	49.8	37.7	1.3%	1.6%	32.1%	173.4	87.4	1.6%	2.0%	98.4%
Purchased services	60.6	32.0	1.6%	1.4%	89.4%	214.9	85.6	2.0%	2.0%	151.1%
Depreciation & amortization	61.5	56.2	1.7%	2.4%	9.4%	186.2	119.5	1.7%	2.8%	55.8%
Total SG&A expense	383.2	282.6	10.3%	12.0%	35.6%	1,224.7	618.7	11.2%	14.4%	97.9%
Operating income	168.8	44.1	4.5%	1.8%	(282.8)%	401.5	9.4	3.6%	0.3%	(4,171.3)%
Other (income) expense	(2.7)	1.6	(0.1)%	0.1%	(268.8)%	(9.4)	3.9	(0.1)%	0.1%	(341.0)%
Foreign currency loss	1.3	14.5	—%	0.6%	(91.0)%	4.5	34.6	—%	0.8%	(87.0)%
Debt extinguishment loss	53.2	—	1.4%	—%	100.0%	53.2	—	0.5%	—%	100.0%
Interest expense	93.0	61.5	2.5%	2.6%	51.2%	280.8	120.9	2.6%	2.8%	132.3%
Income (loss) before income tax provision (benefit)	24.0	(33.5)	0.6%	(1.4)%	(171.6)%	72.4	(150.0)	0.7%	(3.5)%	(148.3)%
Income tax provision (benefit)	2.7	1.9	0.1%	0.1%	42.1%	20.0	(21.3)	0.2%	(0.5)%	(193.9)%
Net income (loss)	$21.3	$(35.4)	0.5%	(1.5)%	(160.2)%	$52.4	$(128.7)	0.5%	(3.0)%	(140.7)%

Consolidated Results
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Our consolidated revenue for the third quarter of 2016 increased 57.2% to $3,713.8 million from $2,362.1 million in the third quarter of 2015. The increase was primarily driven by the 2015 acquisition of Con-way as well as organic growth, partially offset by the adverse impact of unfavorable foreign exchange rates and lower fuel-related revenue.
Net revenue as a percentage of revenue, or net revenue margin, decreased 1.7 percentage points from 47.6% in the third quarter of 2015 to 45.9% in the third quarter of 2016. The decrease in net revenue margin was primarily due to lower margins on contract logistics business acquired as part of the Con-way acquisition and lower net revenue margins in certain businesses in the transportation segment.
Direct operating expense for the third quarter of 2016 was $1,153.4 million, or 31.1% as a percentage of revenue, compared to $798.1 million, or 33.8% as a percentage of revenue, in the third quarter of 2015. Direct operating expense increased primarily due to the acquisition of Con-way and growth to support the last mile business.
Sales, general and administrative expense (“SG&A”) increased to $383.2 million in the third quarter of 2016 from $282.6 million in the third quarter of 2015 primarily due to SG&A associated with acquisitions. SG&A as a percentage of revenue decreased to 10.3% in the third quarter of 2016 as compared to 12.0% in the third quarter of 2015. The decrease is attributable to a change in the mix of the Company's business operations resulting from the acquisition of Con-way and the cost saving measures being implemented as part of the integration of acquired businesses.
Foreign currency loss for the third quarter of 2016 decreased to $1.3 million from $14.5 million in the third quarter of 2015. The loss in the third quarter of 2015 was primarily due to foreign currency transaction and remeasurement losses on the cash held to purchase ND and the impact of other foreign currency transactions.
Interest expense increased to $93.0 million in the third quarter of 2016 from $61.5 million in the third quarter of 2015. The increase in interest expense for the third quarter of 2016 was primarily attributable to the increased indebtedness incurred by the Company in order to fund the 2015 acquisition of Con-way.
Our effective income tax rates in the third quarter of 2016 and 2015 were 11.3% and (5.7)%, respectively. The rate in the third quarter of 2016 is lower than the statutory tax rate mainly due to benefits discrete to the quarter for transaction costs and a release of tax reserves due to the favorable conclusion of a non-U.S. tax audit. The rate for the third quarter of 2015 is lower than the statutory tax rate mainly due to the reduction of valuation allowances on the Company's net federal, state and foreign deferred tax assets, the non-taxable nature of certain foreign currency translations, and the geographic mix of income among the jurisdictions in which the Company does business with statutory tax rates that differ from the U.S. rate.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Our consolidated revenue for the first nine months of 2016 increased 155.6% to $10,942.8 million from $4,281.0 million in the first nine months of 2015. The increase was driven by the acquisitions of ND and Con-way and organic growth, partially offset by the adverse impact of unfavorable foreign exchange rates and lower fuel-related revenue.
Net revenue margin was 45.8% in the first nine months of 2016 as compared to 44.3% in the first nine months of 2015. The increase in net revenue margin is attributable to the change in the mix of the Company’s business operations resulting from the acquisitions of Con-way and ND, partially offset by lower margins in certain Transportation businesses including freight brokerage.
Direct operating expense for the first nine months of 2016 was $3,389.8 million, or 31.0% as a percentage of revenue, compared to $1,267.5 million, or 29.6% as a percentage of revenue, in the first nine months of 2015. Direct operating expense and the related percentage of revenue increased due to the acquisitions of ND and Con-way.
SG&A increased to $1,224.7 million in the first nine months of 2016 from $618.7 million in the first nine months of 2015 primarily due to SG&A associated with new acquisitions. SG&A as a percentage of revenue decreased to 11.2% in the first nine months of 2016 as compared to 14.4% in the first nine months of 2015. The decrease is attributable to a change in the mix of the Company's business operations resulting from the acquisition of Con-way and ND and the cost savings measures being implemented as part of the integration of acquired businesses.
Foreign currency loss for the first nine months of 2016 decreased to $4.5 million from $34.6 million in the first nine months of 2015. The loss in 2015 was primarily due to foreign currency transaction and remeasurement losses on the cash held to purchase ND and the impact of other foreign currency transactions.
Interest expense increased to $280.8 million in the first nine months of 2016 from $120.9 million in the first nine months of 2015. The increase in interest expense for the first nine months of 2016 was primarily attributable to the increased indebtedness incurred by the Company in order to fund the 2015 acquisitions of Con-way and ND.

Our effective income tax rates in the first nine months of 2016 and 2015 were 27.6% and 14.2%, respectively. The rate in the first nine months of 2016 is lower than the statutory tax rate mainly due to discrete benefits for transaction costs, the release of tax reserves due to the favorable conclusion of a non-U.S. tax audit, and state tax efficiencies. The effective income tax rate for the first nine months of 2015 is lower than the statutory tax rate mainly due to a change in the Company's estimate of the realization on prior tax positions, and the geographic mix of income among the jurisdictions in which the Company does business with statutory tax rates that differ from the U.S. rate.
Transportation
Summary Financial Table
(Unaudited)

	Three Months Ended September 30,		Percent of Revenue		Change	Nine Months Ended September 30,		Percent of Revenue		Change
(In millions)	2016	2015	2016	2015	%	2016	2015	2016	2015	%
Revenue	$2,409.1	$1,396.8	100.0%	100.0%	72.5%	$7,125.4	$2,820.4	100.0%	100.0%	152.6%
Cost of transportation and services	1,733.0	1,081.7	71.9%	77.4%	60.2%	5,096.0	2,190.0	71.5%	77.6%	132.7%
Net revenue	676.1	315.1	28.1%	22.6%	114.6%	2,029.4	630.4	28.5%	22.4%	221.9%
Direct operating expense	294.4	135.4	12.2%	9.7%	117.4%	904.6	223.5	12.7%	7.9%	304.7%
SG&A expense
Salaries & benefits	138.3	85.1	5.7%	6.1%	62.5%	428.3	199.9	6.0%	7.1%	114.3%
Other SG&A expense	43.3	22.4	1.8%	1.6%	93.3%	110.9	53.0	1.6%	1.9%	109.2%
Purchased services	34.5	9.9	1.4%	0.7%	248.5%	111.5	23.2	1.6%	0.8%	380.6%
Depreciation & amortization	40.2	31.4	1.7%	2.2%	28.0%	120.1	73.1	1.7%	2.6%	64.3%
Total SG&A expense	256.3	148.8	10.6%	10.6%	72.2%	770.8	349.2	10.9%	12.4%	120.7%
Operating income	$125.4	$30.9	5.3%	2.3%	305.8%	$354.0	$57.7	4.9%	2.1%	513.5%
Note: Total depreciation and amortization for the Transportation segment included in the cost of transportation and services, direct operating expense and SG&A was $114.8 million and $54.8 million for the three-month periods ended September 30, 2016 and 2015, respectively, and $341.9 million and $103.6 million for the nine-month periods ended September 30, 2016 and 2015, respectively.
Transportation
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Revenue in our Transportation segment increased by 72.5% to $2,409.1 million in the third quarter of 2016 compared to $1,396.8 million in the third quarter of 2015. The increase in revenue was primarily due to the acquisition of Con-way as well as organic growth led by the last mile business. The increase in revenue was partially offset by a decrease in fuel-related revenue and the adverse impact of unfavorable foreign exchange rates.
Net revenue margin was 28.1% in the third quarter of 2016 as compared to 22.6% in the third quarter of 2015. The increase in net revenue margin is attributable to the change in the mix of the Company’s business operations resulting from the acquisition of Con-way and higher net revenue margin in the last mile business, partially offset by lower net revenue margin in the freight brokerage business.
Direct operating expense for the third quarter of 2016 was $294.4 million, or 12.2% as a percentage of revenue, compared to $135.4 million, or 9.7% as a percentage of revenue, in the third quarter of 2015. Direct operating expense and the related percentage of revenue increased due to the acquisition of Con-way and growth to support the last mile business.
SG&A increased to $256.3 million in the third quarter of 2016 from $148.8 million in the third quarter of 2015. The increase in SG&A was primarily due to SG&A associated with the acquisition of Con-way. As a percentage of revenue, SG&A was flat at 10.6% in the third quarters of 2016 and 2015.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Revenue in our Transportation segment increased by 152.6% to $7,125.4 million in the first nine months of 2016 compared to $2,820.4 million in the first nine months of 2015. The increase in revenue was primarily due to the acquisitions of ND and Con-way as well as organic growth led by the last mile and truck brokerage businesses.
Net revenue margin was 28.5% in the first nine months of 2016 as compared to 22.4% in the first nine months of 2015. The increase in net revenue margin is attributable to the change in the mix of the Company’s business operations resulting from the acquisitions of Con-way and ND, offset by lower margins in the freight brokerage business.

Direct operating expense for the first nine months of 2016 was $904.6 million, or 12.7% as a percentage of revenue, compared to $223.5 million, or 7.9% as a percentage of revenue, in the first nine months of 2015. Direct operating expense and the related percentage of revenue increased due to the acquisitions of ND and Con-way and growth to support the last mile business.
SG&A increased to $770.8 million in the first nine months of 2016 from $349.2 million in the first nine months of 2015. The increase in SG&A was primarily due to SG&A associated with acquisitions. As a percentage of revenue, SG&A decreased to 10.9% in the first nine months of 2016 compared with 12.4% in the first nine months of 2015. The decrease is attributable to a change in the mix of the Company’s business operations resulting from the acquisitions of Con-way and ND and the cost savings measures being implemented as part of the integration of the acquired businesses.
Logistics
Summary Financial Table
(Unaudited)

	Three Months Ended September 30,		Percent of Revenue		Change	Nine Months Ended September 30,		Percent of Revenue		Change
(In millions)	2016	2015	2016	2015	%	2016	2015	2016	2015	%
Revenue	$1,347.0	$993.3	100.0%	100.0%	35.6%	$3,939.7	$1,493.7	100.0%	100.0%	163.8%
Cost of transportation and services	316.7	183.3	23.5%	18.5%	72.8%	950.1	228.8	24.1%	15.3%	315.3%
Net revenue	1,030.3	810.0	76.5%	81.5%	27.2%	2,989.6	1,264.9	75.9%	84.7%	136.4%
Direct operating expense	859.2	662.8	63.8%	66.7%	29.6%	2,485.8	1,044.0	63.1%	69.9%	138.1%
SG&A expense
Salaries & benefits	50.8	62.0	3.8%	6.2%	(18.1)%	174.6	91.9	4.4%	6.2%	90.0%
Other SG&A expense	6.4	11.3	0.5%	1.1%	(43.4)%	43.1	19.2	1.1%	1.3%	124.5%
Purchased services	17.8	13.5	1.3%	1.4%	31.9%	63.0	17.6	1.6%	1.2%	258.0%
Depreciation & amortization	20.8	24.4	1.5%	2.5%	(14.8)%	64.8	45.3	1.6%	3.0%	43.0%
Total SG&A expense	95.8	111.2	7.1%	11.2%	(13.8)%	345.5	174.0	8.7%	11.7%	98.6%
Operating income	$75.3	$36.0	5.6%	3.6%	109.2%	$158.3	$46.9	4.1%	3.1%	237.5%
Note: Total depreciation and amortization for the Logistics segment included in the cost of transportation and services, direct operating expense and SG&A was $46.5 million and $46.9 million for the three-month periods ended September 30, 2016 and 2015, respectively and $142.2 million and $87.2 million for the nine-month periods ended September 30, 2016 and 2015, respectively.
Logistics
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Revenue in our Logistics segment increased by 35.6% to $1,347.0 million in the third quarter of 2016 compared to $993.3 million in the third quarter of 2015. The increase in revenue was primarily driven by the acquisition of Con-way as well as organic growth, partially offset by the adverse impact of unfavorable foreign exchange rates.
Net revenue increased 27.2% to $1,030.3 million in the third quarter of 2016 from $810.0 million in the third quarter of 2015. The increase in net revenue was primarily attributable to the acquisition of Con-way. Net revenue margin was 76.5% in the third quarter of 2016 compared to 81.5% in the third quarter of 2015. The decrease in net revenue margin was primarily due to lower margins on contracts acquired as part of the Con-way acquisition.
Direct operating expense in the third quarter of 2016 was $859.2 million, or 63.8% as a percentage of revenue, compared to $662.8 million, or 66.7% as a percentage of revenue, in the third quarter of 2015. Direct operating expense increased due to the acquisition of Con-way, while direct operating expense as a percentage of revenue declined due to cost saving measures being implemented as part of the integration of acquired businesses.
SG&A decreased to $95.8 million in the third quarter of 2016 from $111.2 million in the third quarter of 2015. As a percentage of revenue, SG&A decreased to 7.1% in the third quarter of 2016 compared to 11.2% in the third quarter of 2015. The decrease is attributable to a change in the mix of the Company’s business operations resulting from the acquisition of Con-way and the cost savings measures being implemented as part of the integration of acquired businesses.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Revenue in our Logistics segment increased by 163.8% to $3,939.7 million in the first nine months of 2016 compared to $1,493.7 million in the first nine months of 2015. The increase in revenue was primarily driven by the acquisitions of ND and Con-way as well as organic growth, partially offset by the adverse impact of unfavorable foreign exchange rates.

Net revenue increased 136.4% to $2,989.6 million in the first nine months of 2016 from $1,264.9 million in the first nine months of 2015. The increase in net revenue was primarily attributable to the acquisitions of ND and Con-way. Net revenue margin was 75.9% in the first nine months of 2016 compared to 84.7% in the first nine months of 2015. The decrease in net revenue margin was primarily due to lower margins on contracts acquired as part of the ND and Con-way acquisitions.
Direct operating expense in the first nine months of 2016 was $2,485.8 million, or 63.1% as a percentage of revenue, compared to $1,044.0 million, or 69.9% as a percentage of revenue, in the first nine months of 2015. Direct operating expense increased due to the acquisitions of ND and Con-way.
SG&A increased to $345.5 million in the first nine months of 2016 from $174.0 million in the first nine months of 2015. The increase in SG&A was primarily due to SG&A associated with new acquisitions. As a percentage of revenue, SG&A expense decreased to 8.7% in the first nine months of 2016 compared to 11.7% in the first nine months of 2015. The decrease is attributable to a change in the mix of the Company’s business operations resulting from the acquisitions of ND and Con-way and the cost savings measures being implemented as part of the integration of the acquired businesses.
Liquidity and Capital Resources
General
As of September 30, 2016, we had $477.8 million of working capital, including cash and cash equivalents of $360.3 million, compared to working capital of $262.8 million, including cash and cash equivalents of $289.8 million, as of December 31, 2015. This increase of $215.0 million in working capital was mainly due to an increase in accounts receivable and other current assets.
We continually evaluate our liquidity requirements, capital needs and the availability of capital resources based on our operating needs and our planned growth initiatives. In addition to using existing cash balances and net cash provided by operating activities, in certain circumstances we may use debt financings and issuances of equity or equity-related securities to fund our operating needs and growth initiatives. See the discussion below in the Debt Facilities section regarding the Company's multicurrency secured revolving loan credit facility and the issuance of senior notes.
In 2016, we anticipate net capital expenditures to be in the range of $450 million to $460 million. Actual 2016 capital expenditures may differ from the estimated amount depending on factors such as the availability and timing of delivery of equipment. We will continue to evaluate our investments in long-term strategic projects to ensure that our capital expenditures generate high returns on investment and take into account our outlook for global economic conditions.
We believe that cash generated from operations, our existing cash balance, and availability of capacity to draw down under our revolving credit facility will be sufficient to finance existing operations.
Cash Flow
During the first nine months of 2016, the Company generated $404.6 million of cash from operations compared to $39.4 million in the comparable period in 2015. Among the most significant cash items impacting the Company's reported cash from operations, a decrease in the Company's accounts payable reduced our cash from operations by $150.7 million during the first nine months of 2016 compared to $59.9 million of cash used in the same period in 2015. In addition, an increase in the Company's accounts receivable reduced our cash from operations by $79.0 million during the first nine months of 2016 compared to $2.3 million of cash used for the same period in 2015, as we collected more cash from customers during the prior period. Cash flows from operating activities were adjusted by the impact of certain non-cash adjustments. In the first nine months of 2016, net income and non-cash adjustments were $641.1 million compared to $54.6 million in the first nine months of 2015. In the first nine months of 2016, non-cash adjustments included depreciation and amortization expense of $485.4 million, loss on extinguishment of debt of $53.2 million and stock compensation expense of $34.2 million. In the first nine months of 2015, non-cash adjustments included depreciation and amortization expense of $191.9 million, deferred tax benefit of $41.9 million and stock compensation expense of $19.7 million. The increase in the Company’s depreciation and amortization expense in the first nine months of 2016 was primarily the result of the acquisitions of Con-way and ND, which increased the Company’s property and equipment and intangible assets.
Investing activities used $252.0 million of cash during the first nine months of 2016 compared to $1,695.2 million of cash used during the same period in 2015. In the first nine months of 2016, the Company used $318.5 million of cash to purchase fixed assets and received $57.9 million from the sale of assets. During the same period in 2015, the Company used $1,609.8 million in acquisitions, $114.4 million to purchase fixed assets and received $38.7 million from the sale of assets.
Financing activities used $83.3 million of cash during the first nine months of 2016 compared to $2,302.2 million of cash generated for the same period in 2015. The main source of cash from financing activities during the first nine months of 2016 was the $1,352.9 million of net proceeds from the issuance of long-term debt. The primary use of cash from financing activities during the first nine months of 2016 was the repurchase of $1,334.2 million of debt. During the same period in 2015, the primary source of cash was the $2,588.8 million of net proceeds from the issuance of long-term debt and $1,228.1 million of net proceeds from the issuance of preferred and common stock. During the first nine months of 2015, the primary uses of cash from financing activities were the repayment of acquired debt of $1,067.4 million and the purchase of the noncontrolling interest in ND of $459.7 million.
Refinancing of Existing Term Loan
On August 17, 2016, the Company completed the pricing of a $1.6 billion refinancing of its existing term loan agreement. The term loan was issued at par with an interest rate of LIBOR plus 3.25%, with a 1.0% LIBOR floor, maturing on October 30, 2021. The proceeds were used to replace the Company's existing $1.6 billion term loan, which bore interest at LIBOR plus 4.5%, with a 1.0% LIBOR floor. The terms of the new term loan facility are otherwise substantially consistent with the term loan being replaced.
In addition, the Company borrowed an additional $400.0 million of Incremental Term B-1 Loans (the “Incremental Term B-1 Loans”) and an additional $50.0 million of Incremental Term B-2 Loans (the “Incremental Term B-2 Loans”). The New Term Loans, Incremental Term B-1 Loans and Incremental Term B-2 Loans have identical terms, other than with respect to original issue discount, and will mature on October 30, 2021.
Issuance of Senior Notes Due 2023
On August 25, 2016, the Company completed a private placement of $535.0 million in aggregate principal amount of 6.125% senior notes due September 1, 2023 (“Senior Notes due 2023”). Total unamortized debt issuance costs related to the Senior Notes due 2023 classified on the balance sheet as long-term debt at September 30, 2016 are $8.4 million.
The Senior Notes due 2023 bear interest at a rate of 6.125% per annum payable semiannually, in cash in arrears, on March 1 and September 1 of each year, commencing March 1, 2017 and maturing on September 1, 2023.
The Senior Notes due 2023 are guaranteed by each of the Company’s direct and indirect wholly-owned restricted subsidiaries (other than certain excluded subsidiaries) that are obligors under, or guarantee obligations under, the Company’s existing revolving credit agreement or existing term loan credit agreements (or certain replacements thereof) or guarantee certain capital markets indebtedness of the Company or any guarantor of the Senior Notes due 2023. The Senior Notes due 2023 and the guarantees thereof are unsecured, unsubordinated indebtedness of the Company and the guarantors.
Debt Facilities
On October 30, 2015, the Company entered into the Second Amended and Restated Revolving Loan Credit Agreement (the "ABL Facility") among XPO and certain of XPO’s U.S. and Canadian wholly owned subsidiaries (which include the U.S. subsidiaries of the former Con-way), as borrowers, the other credit parties from time to time party thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as agent for such lenders. The ABL Facility replaced XPO’s existing Amended Credit Agreement, and, among other things, (i) increased the commitments under the ABL Facility to $1.0 billion, (ii) permitted the acquisition of Con-way and the transactions relating thereto, (iii) reduced the margin on loans under the ABL Facility by 0.25% from that contained in the existing Amended Credit Agreement and (iv) matures on October 30, 2020. Up to $350 million of the ABL Facility is available for the issuance of letters of credit, and up to $50 million of the ABL Facility is available for swing line loans. At September 30, 2016, the Company had a borrowing base of $969.9 million and availability under the ABL Facility of $731.0 million after considering outstanding letters of credit of $239.0 million. As of September 30, 2016, the Company was in compliance with the ABL Facility’s financial covenants.
Off-Balance Sheet Arrangements
The Company guarantees the lease payments of certain tractor and trailer equipment utilized by subcontract carriers. These guarantees continue through the end of the lease of the equipment, which is typically four years. The maximum amount of the guarantee is limited to the amount of unpaid principal and interest. As of September 30, 2016, the maximum amount of these guarantees was approximately $19.1 million.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in such forward-looking statements. We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and commodity price risk.
Liquidity Risk
As of September 30, 2016, we held $360.3 million of cash and $29.2 million of restricted cash in cash depository and money market funds. The primary market risk associated with these investments is liquidity risk.
Interest Rate Risk
In conjunction with our acquisition of ND, we assumed ND's asset financing arrangements ("Asset Financing" and "Financial Leases"). At September 30, 2016, we had outstanding $156.7 million in aggregate principal amount of Asset Financing and $71.0 million of Financial Leases. Approximately 100% of the Asset Financing debt and 79% of the Financial Leases have floating interest rates. Our floating rate Asset Financing and Financial Leases subject us to risk resulting from changes in short-term (primarily Euribor) interest rates. We use interest rate swaps (exchanging a variable rate for a fixed rate) to manage the fixed and floating interest rate mix of our Asset Financing and Financial Leases and limit our exposure to interest rate risk. As of September 30, 2016, the notional amount of interest rate swaps designated as cash flows hedges was $200.9 million. Assuming a hypothetical 100-basis-point increase in the interest rate, annual interest expense would increase by an insignificant amount on our floating rate Asset Financing debt and Financial Leases that are not hedged with interest rate swaps. For additional information on the Asset Financing, refer to Note 9—Debt, of Item 8, "Financial Statements and Supplementary Data" in our 2015 Annual Report on Form 10-K. For additional information on the interest rate swaps, refer to Note 12—Derivative Instruments of the condensed consolidated financial statements included within.
We have exposure to changes in interest rates on our revolving credit facility. The interest rates on our revolving credit facility fluctuate based on LIBOR or a base rate plus an applicable margin. Assuming our $1.0 billion revolving credit facility was fully drawn at September 30, 2016, a hypothetical 100-basis-point increase in the interest rate would increase our annual interest expense by $7.5 million.
On August 25, 2016, we refinanced our existing term loan, and the outstanding $1,592.0 million principal amount of term loans under the Term Loan Credit Agreement (the "Existing Term Loans") were replaced with a like aggregate principal amount of new term loans (the "New Term Loans") having substantially similar terms as the Existing Term Loans. In addition, we borrowed an additional $400.0 million of Incremental Term B-1 Loans (the "Incremental Term B-1 Loans") and an additional $50.0 million of Incremental Term B-2 Loans (the "Incremental Term B-2 Loans"). The New Term Loans, Incremental Term B-1 Loans and Incremental Term B-2 Loans provided for a single borrowing of $2,042.0 million. The interest rate on the New Term Loans fluctuates based on LIBOR or a Base Rate, as defined in the agreement, plus an applicable margin of 3.25%, in the case of LIBOR loans, and 2.25%, in the case of Base Rate loans. A hypothetical 100-basis-point increase in the interest rate would increase our annual interest expense by $18.1 million.
Senior Notes due 2018, 2021, 2022 and 2023 and Senior Debentures due 2034. The fair market values of our outstanding Senior Notes due 2018, Senior Notes due 2021, Senior Notes due 2022, Senior Notes due 2023 and Senior Debentures due 2034 are subject to interest rate risk. Generally the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. Interest rate changes affect the fair market value of the Senior Notes and Senior Debentures, and may affect the prices at which we would be able to repurchase such notes were we to do so. These changes do not impact our financial position, cash flows or results of operations. For additional information on the fair value of our outstanding Senior Notes and Senior Debentures, refer to Note 9—Debt of the condensed consolidated financial statements included within.
Convertible Debt Outstanding. The fair market value of our outstanding issue of Convertible Notes is subject to interest rate and market price risk due to the convertible feature of the notes and other factors. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the Convertible Notes may also increase as the market price of our stock rises and decrease as the market price of our stock falls. Interest rate and market value changes affect the fair market value of the Convertible Notes, and may affect the prices at which we would be able to repurchase such Convertible Notes were we to do so. These changes do not impact our financial position, cash flows or results of operations. For additional information on the fair value of our outstanding Convertible Notes, refer to Note 9—Debt of the condensed consolidated financial statements included within.
Foreign Currency Exchange Risk
Following the ND acquisition, we have a significant portion of our net assets and income in non-U.S. dollar currencies, primarily the EUR and British Pound Sterling ("GBP"). We are exposed to currency risk from the potential changes in functional currency values of our foreign currency denominated assets, liabilities and cash flows. Consequently, a depreciation of the EUR and GBP relative to the U.S. dollar could have an adverse impact on our financial results.
In connection with the issuance of the Senior Notes due 2022, we entered into certain cross-currency swap agreements to manage a portion of the related foreign currency exchange risk by effectively converting a portion of the fixed-rate USD-denominated Senior Notes due 2022, including the semi-annual interest payments, to fixed-rate, EUR-denominated debt. The risk management objective is to manage a portion of the foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies. In addition to the cross-currency swaps, we use foreign currency denominated notes as nonderivative hedging instruments of our net investments in foreign operations with the same risk management objective as the cross-currency swaps.
In order to mitigate against the risk of a reduction in the value of foreign currency earnings before interest, taxes, depreciation and amortization ("EBITDA") from the Company’s international operations with the EUR and GBP as the functional currency, the Company uses foreign currency option and forward contracts.
For additional information on the cross-currency swap agreements and foreign currency option and forward contracts, refer to Note 12—Derivative Instruments of the condensed consolidated financial statements included within.
As of September 30, 2016, a uniform 10% strengthening in the value of the USD relative to the EUR would result in a decrease in net assets of approximately $39.2 million. As of September 30, 2016, a uniform 10% strengthening in the value of the USD relative to the GBP would result in a decrease in net assets of approximately $39.9 million. These theoretical calculations assume that an instantaneous, parallel shift in exchange rates occurs, which is not consistent with our actual experience in foreign currency transactions. Fluctuations in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' services become more or less attractive. The sensitivity analysis of the impact of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.
Commodity Price Risk
We are exposed to the impact of market fluctuations in the price of diesel fuel purchased for use in Company-owned vehicles. During the quarter ended September 30, 2016, the price of diesel in France varied by 10.2%; the price of diesel in the United Kingdom varied by 7.0%; and the price of diesel in the United States varied by 4.9%. However, the Company includes price adjustment clauses or cost-recovery mechanisms in many of its customer contracts in the event of a change in the fuel purchase price. These clauses mean that substantially all fluctuations in the purchase price of diesel, except for short-term economic fluctuations, can be passed on to customers in the sales price. Therefore, a hypothetical 10% change in the price of diesel would not be expected to materially alter our financial performance over the long term.
Item 4. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of such time such that the information required to be included in our SEC reports is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
Except as described below, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. On February 9, 2015, June 1, 2015, June 8, 2015 and October 30, 2015, the Company completed its acquisitions of UX Specialized Logistics, LLC, Bridge Terminal Transport Services, Inc., Norbert Dentressangle SA, and Con-way Inc., respectively, and is integrating the acquired businesses into the Company’s overall internal control over financial reporting process. Our management is in the process of assessing the internal control over financial reporting at these acquired businesses and is implementing or revising internal controls where necessary. For additional information on these acquisitions, see Note 3—Acquisitions and Divestitures of Item 1, "Financial Statements."
Part II—Other Information

Item 1. Legal Proceedings.
For information related to our legal proceedings, please refer to Note 5—Contingencies of Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
In addition to the information set forth in this Form 10-Q and the risk factors previously disclosed in Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2015 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, you should carefully consider the following risk factors which could materially affect our business, financial condition or future results.
Efforts by labor organizations to organize employees at certain locations in North America, if successful, may result in increased costs and decreased efficiencies at those locations.
Since 2014, in North America, the International Brotherhood of Teamsters (“Teamsters”) has attempted to organize employees at several LTL locations and one supply chain location that have become part of the Company’s operations through acquisitions. Additionally, the International Association of Machinists (“Machinists”) has attempted to organize a limited number of mechanics at several LTL maintenance shops. The majority of employees involved in those organizing efforts rejected union representation. As of November 7, 2016, approximately 70 employees at one LTL location and approximately 125 employees at one supply chain location voted for Teamsters representation and the results of those two elections have been certified by the National Labor Relations Board. At the LTL location, the parties have been in negotiations for an initial contract since February 2015. At the supply chain location, the parties will soon start negotiations. In addition, as of November 7, 2016, an aggregate of approximately 230 employees at three additional LTL locations voted for Teamsters representation, and approximately eight employees at one LTL location voted for Machinists representation. The Company is contesting the results of these four elections based on irregularities. The Company cannot predict with certainty whether further organizing efforts may result in the unionization of any additional Company locations domestically. If successful, these efforts may result in increased costs and decreased efficiencies at the specific locations where representation is elected. The Company does not expect the impact, if any, to extend to its larger organization or the service of its customer base.
Failure to comply with trade compliance laws and regulations applicable to our international operations may subject us to liability and result in mandatory or voluntary disclosures to government agencies of transactions or dealings involving sanctioned countries, entities or individuals.
As a result of our acquisition activities, we acquired companies with business operations outside the U.S., some of which were not previously subject to certain U.S. laws and regulations, including trade sanctions administered by the U.S. Department of Treasury, Office of Foreign Assets Control (“OFAC”). In the course of implementing our compliance processes with respect to the operations of certain of our acquired companies, we have identified a number of transactions or dealings involving countries and entities that are subject to U.S. economic sanctions, including those disclosed in this Form 10-Q under the heading “Disclosure Pursuant to Section 13(r) of the Exchange Act.” As disclosed in the Quarterly Report on Form 10-Q for the period ended June 30, 2016, we filed an initial voluntary disclosure of such matters with OFAC in August 2016. We are continuing to investigate and intend to cooperate with regulatory authorities regarding these matters and to file a full report with OFAC when our investigation is complete. As we investigate, we may identify additional transactions or dealings involving sanctioned countries, entities, or individuals. The transactions or dealings that we have identified to date, or other transactions or dealings that we may identify in the future, could result in negative consequences to us, including government investigations, penalties and reputational harm.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the quarter ended September 30, 2016, the Company issued an aggregate of 666 shares of the Company's common stock, par value $0.001 per share, to certain holders of the Company's Convertible Notes in connection with the conversion of $11,000 aggregate principal amount of the Convertible Notes. The number of shares of our common stock issued in the foregoing transactions equals the number of shares of our common stock presently issuable to holders of the Convertible Notes upon conversion under the original terms of the Convertible Notes. The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933, as amended, in accordance with Section 4(a)(2) thereof, as a transaction by an issuer not involving any public offering. The Company did not receive any proceeds from the above transactions. For additional information on the Company's Convertible Notes, refer to Note 9—Debt, of Item 8, "Financial Statements and Supplementary Data" in our 2015 Annual Report on Form 10-K.
During the quarter ended September 30, 2016, pursuant to the Investment Agreement dated as of June 13, 2011 (the "Investment Agreement"), by and among Jacobs Private Equity, LLC ("JPE"), and the other investors party thereto (collectively with JPE, the "Investors"), the Company issued 27,433 unregistered shares of its common stock as a result of the cashless exercise of warrants by certain shareholders and 35,714 unregistered shares of its common stock as a result of the exercise of warrants by certain shareholders for cash resulting in the receipt of $249,998 of total proceeds by the Company. The proceeds received by the Company will be used for general corporate purposes. The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933, as amended, in accordance with Section 4(a)(2) thereof, as a transaction by an issuer not involving any public offering.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Disclosure Pursuant to Section 13(r) of the Exchange Act
The following activity is disclosed pursuant to Section 13(r)(1)(D) of the Exchange Act:
In connection with ongoing efforts to review and enhance our compliance program and to investigate transactions or dealings involving countries and entities that are subject to U.S. economic sanctions, including those disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 under the heading "Disclosure Pursuant to Section 13(r) of the Exchange Act," we learned that, in June 2015, just a few weeks after its acquisition, our Beijing Global Forwarding business provided forwarding services for a shipment of medicine (prednisolone) to Iran. While this is the type of medicine that a U.S. person may have been able to sell to Iran and the recipient of the cargo (Iran Hormone Pharmaceutical Company) does not appear to have been a type of counterparty covered by Section 13(r), the carrier, Mahan Air, was - and remains - a Specially Designated National ("SDN") under Executive Order 13224. To the best of our knowledge, XPO acted merely as a co-loader in this transaction, meaning that another logistics company used our space allocation for air freight. XPO has not been able to locate any record of the value of the goods, but our systems reflect that we had a profit of approximately 153 renminbi (approximately $25) attributable to this transaction. We also have learned that on one occasion in June 2015 and one occasion in July 2015, one of our Global Forwarding businesses in Hong Kong provided forwarding services for aircraft parts to Iran for consignee Mahan Air. To the best of our knowledge, XPO acted merely as a co-loader in these transactions. XPO has not been able to locate any record of the value of the goods, but our systems reflect that we had a profit of approximately 170.5 Hong Kong dollars
(approximately $25) on the June 2015 shipment and approximately 30 Hong Kong dollars (approximately $4) on the July 2015 shipment. As noted in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, we filed an initial voluntary disclosure of such matters with the U.S. Department of Treasury, Office of Foreign Assets Control ("OFAC"). We are continuing to investigate and intend to cooperate with regulatory authorities regarding these matters and to file a complete report with OFAC accounting for these and any other unauthorized transactions identified by our investigation when that investigation is complete. We have implemented procedures in connection with our international trade compliance programs that are designed to prevent these activities from recurring and we do not intend to provide any co-loading, freight brokerage or other services involving Mahan Air in the future.

Item 6. Exhibits.

Exhibit Number	Description

4.1
Indenture, dated as of August 25, 2016, among XPO Logistics, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2016 (the “August 26, 2016 Form 8-K”))

10.1
Incremental and Refinancing Amendment (Amendment No. 1 to that certain Senior Secured Term Loan Credit Agreement, dated as of October 30, 2015), dated as of August 25, 2016, by and among XPO Logistics, Inc., the subsidiaries signatory thereto, as guarantors, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated herein by reference to Exhibit 10.1 of the August 26, 2016 Form 8-K)

31.1
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016

31.2
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016

32.1 *
Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016

32.2 *
Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016

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
Date: November 8, 2016