Form 10-K
period 2016-12-31
XPO Logistics, Inc.
filed 2017-02-28
CIK 1166003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-32172

XPO Logistics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	03-0450326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Five American Lane
Greenwich, Connecticut 06831
(Address of principal executive offices)
(855) 976-6951
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant was $2,850,700,780 as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of $26.26 per share on the NYSE on that date.
As of February 21, 2017, there were 111,456,669 shares of the registrant’s common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2017 Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement is not deemed to be filed as part hereof.

XPO LOGISTICS, INC.
FORM 10-K—FOR THE YEAR ENDED DECEMBER 31, 2016

PART I
Cautionary Statement Regarding Forward-Looking Statements
This Annual Report on Form 10-K and other written reports and oral statements we make from time to time contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. In some cases, forward-looking statements can be identified by the use of forward-looking terms such as “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” or the negative of these terms or other comparable terms. However, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to a material difference include, but are not limited to, those discussed below and the risks discussed in the Company’s other filings with the Securities and Exchange Commission (the “SEC”). All forward-looking statements set forth in this Annual Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The following discussion should be read in conjunction with the Company’s audited Consolidated Financial Statements and related Notes thereto included elsewhere in this Annual Report. Forward-looking statements set forth in this Annual Report speak only as of the date hereof, and we do not undertake any obligation to update forward-looking statements to reflect subsequent events or circumstances, changes in expectations or the occurrence of unanticipated events, except as required by law.
ITEM 1.    BUSINESS
Company Overview
XPO Logistics, Inc., a Delaware corporation together with its subsidiaries (“XPO,” the “Company,” “we” or “our”), is a top ten global provider of cutting-edge supply chain solutions to the most successful companies in the world. The Company operates as a highly integrated network of people, technology and physical assets. We use our network to help customers manage their goods more efficiently throughout their supply chains. As of December 31, 2016, we served more than 50,000 customers and operated with over 87,000 employees and 1,425 locations in 34 countries.
We run our business on a global basis, with two segments: Transportation and Logistics. Within each segment, we have built robust service offerings that are positioned to capitalize on fast-growing areas of customer demand. Substantially all of our businesses operate under the single brand of XPO Logistics.
In our Transportation segment, we are the second largest freight brokerage provider globally, and we hold industry-leading positions in both North America and Europe. In North America, we are the largest provider of last mile logistics for heavy goods; the largest manager of expedite shipments; the second largest provider of less-than-truckload (LTL) transportation; the third largest provider of intermodal services; and a global freight forwarder with a growing network. In Europe, we have the largest owned road transportation fleet. We offer full truckload, freight brokerage and last mile services, and are the leading LTL provider in Western Europe. Our total lane density in Europe covers the regions that produce approximately 90% of the eurozone’s GDP.
Our Transportation segment uses a blended model of owned, contracted and brokered capacity. This gives us the flexibility to offer solutions that best serve the interests of our customers and the Company. As of December 31, 2016, globally, we had more than 10,000 independent owner operators under contract to provide drayage, expedite, last mile and LTL services to our customers, and more than 50,000 independent brokered carriers representing approximately 1,000,000 trucks on the road.
We employ professional drivers who transport goods for customers using our owned and leased trucks and trailers. This includes a global fleet of approximately 16,000 tractors and 39,500 trailers primarily related to our LTL and full truckload operations. These assets also provide capacity for our freight brokerage operations. Our company overall is asset-light, with assets accounting for just under a third of our revenue.
In our Logistics segment, we provide a range of contract logistics services, including highly engineered and customized solutions, value-added warehousing and distribution, cold chain solutions and other inventory management solutions. We perform e-commerce fulfillment, order personalization, warehousing, reverse logistics, storage, factory support, aftermarket support, manufacturing, distribution, packaging and labeling, as well as supply chain optimization services such as consulting and production flow management.

XPO operates approximately 157.5 million square feet (14.6 million square meters) of contract logistics facility space globally, with about 81.6 million square feet (7.6 million square meters) of that capacity in the United States, making us the second largest contract logistics provider globally.
Our global logistics footprint makes XPO particularly attractive to multinational customers. Once we secure a contract, the average tenure is approximately five years, and these relationships can lead to a wider use of our services, such as inbound and outbound logistics. Our logistics customers include the preeminent names in aerospace, retail and e-tail, technology, manufacturing, food and beverage, wireless, chemical, agribusiness, life sciences and healthcare.
Our contract logistics operations also benefit from a strong presence in the high-growth e-commerce sector. E-commerce is predicted to continue to grow globally at a double-digit rate through at least 2020 and, increasingly, order fulfillment is being outsourced. We are the largest outsourced e-fulfillment provider in Europe, and we have a major platform for e-fulfillment in North America where we provide highly customized solutions that include reverse logistics and omni-channel services.
We believe that our ability to provide customers with integrated, end-to-end supply chain solutions gives us a competitive advantage. Many customers, particularly large companies, are increasingly turning to multi-modal providers to handle their supply chain requirements. We have built XPO to capitalize on this trend, as well as the trend toward outsourcing in both transportation and logistics, the boom in e-commerce, and the adoption of just-in-time inventory practices.
Our customers are served by well-trained XPO employees who understand the importance of world-class service, and who use our leading-edge, proprietary technology to perform their jobs. We have a global team of approximately 1,600 IT professionals who drive innovation for the benefit of our customers. Our annual investment in technology is among the highest in our industry because we see the ongoing development of our technology as being critical to our ability to continually improve customer service and leverage our scale.
Transportation Services
The Company’s Transportation segment includes five service lines: freight brokerage, last mile, LTL, full truckload and global forwarding.
Freight Brokerage
Our freight brokerage operations encompass truck brokerage globally, as well as intermodal, drayage and expedite services in North America.
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
Our intermodal operations are asset-light: we provide container capacity - some of which utilizes our 9,900 leased or owned 53-ft. containers and 8,000 chassis - rail brokerage, drayage transportation via independent contractors, and on-site operational services. We contract with railroads to provide the long-haul portion of the shipment of freight in containers, and we contract with trucking companies for the local pickup and delivery legs of the intermodal freight movement. We also provide customized electronic tracking and analysis of market prices and negotiated rail, truck and intermodal rates, in order to determine the optimal transportation routes.
We offer our door-to-door intermodal services to a wide range of customers in North America, including large industrial and retail shippers, transportation intermediaries such as intermodal marketing companies, and steamship lines. As of December 31, 2016, XPO was the third largest provider of intermodal services in North America, with one of the largest U.S. drayage networks, and a leading provider of intermodal services in the cross-border Mexico sector.
Our expedite operations are predominantly non-asset-based: substantially all of the ground transportation equipment is provided by independent owner-operators who own one truck or van, or by independent fleet owners of multiple trucks or vans who employ multiple drivers. We are focused on developing strong, long-term relationships with our independent owner-operators and fleet owners, and incentivizing them to furnish their capacity to us on an exclusive basis. Expedite air charter service is arranged using the Company's relationships with third-party air carriers through our proprietary, web-based platform.
Our expedite services can be characterized as time-critical, time-sensitive or high priority freight shipments, many of which have special handling needs. This urgency typically arises due to tight tolerances in a customer’s supply chain, or an interruption or a failure elsewhere in the supply chain.
Expedite customers most often request our services on a per-load transactional basis through our offices or via our expedite transportation management portal, with only a small percentage of loads scheduled for future delivery dates. We operate an ISO

9001:2008-certified call center that gives our customers on-demand status updates relating to their expedited shipments. As of December 31, 2016, XPO was the largest manager of expedited freight shipments in North America.
Last Mile
Our last mile services are predominantly asset-light: we utilize independent contractors to perform transportation and over-the-threshold services. Last mile comprises the final stage of the delivery from a local distribution center or retail store to the end-consumer’s home or business, where more services may be required. Last mile is a fast-growing industry sector that serves blue chip retailers, e-commerce companies and smaller retailers with limited in-house capabilities. Important aspects of last mile service are responsiveness to seasonal demand, economies of scale, and an ability to maintain a consistently high quality of customer experience.
In addition, the last mile process often requires incremental services such as pre-scheduled delivery times, unpacking, assembly, utility connection and installation, as well as removal of an old product. These additional services are commonly referred to as white-glove services. We use our proprietary technology platforms to collect customer feedback, monitor carrier performance, manage capacity, and communicate during narrow windows of service to ensure a consumer experience that protects the brands of our retail customers.
Our last mile operations in North America and Europe specialize in heavy goods, including appliances, furniture, large electronics and other goods that are larger-than-parcel. As of December 31, 2016, XPO was the largest provider of last mile services for heavy goods in North America.
Less-Than-Truckload (LTL)
In North America, our LTL operations are asset-based: we utilize employee drivers, our own fleet of tractors and trailers for line-haul, pick-up and delivery, and a network of terminals. We provide our customers with day-definite regional, inter-regional and transcontinental LTL freight services. As of December 31, 2016, XPO was the second largest provider of LTL services in North America, offering more next-day and two-day lanes than any other LTL network. Our coverage area in North America encompasses approximately 99% of all U.S. zip codes, with service in Canada.
In Europe, our LTL operations utilize a blended asset-based and asset-light model of Company fleet and contracted carrier capacity, with a network of terminals. We provide LTL services domestically in France, the United Kingdom and Spain. We also offer international LTL distribution across Europe.
Full Truckload
Our full truckload operations are asset-based: we provide customers in Europe with dedicated contract carrier services by utilizing our fleet of tractors and trailers. In addition, we provide transactional transportation of packaged goods, high cube products, and bulk goods. We provide full truckload services domestically in France, the United Kingdom, Spain, Poland, Romania, Italy, Portugal and Slovakia, and internationally across Europe. As of December 31, 2016, XPO was a leading provider of full truckload transportation in Europe.
Global Forwarding
Our global forwarding operations are asset-light: we provide logistics services for domestic, cross-border and international shipments through our relationships with ground, air and ocean carriers and a network of Company and agent-owned offices. Our forwarding capabilities are not restricted by size, weight, mode or location, and therefore are potentially attractive to a wide market base.
As part of our global forwarding network, we operate a subsidiary as a non-vessel operating common carrier (“NVOCC”) to transport our customers’ freight by contracting with vessel operators. We are also a customs broker, licensed by the U.S. Customs and Border Protection Service. This enables us to provide customs brokerage services to direct domestic importers, other freight forwarders, NVOCCs and vessel operating common carriers.
Logistics Services
The Company’s Logistics segment, which we also refer to as supply chain, encompasses a range of contract logistics services, including highly engineered and customized solutions, as well as managed transportation services. As of December 31, 2016, XPO was the second largest global provider of contract logistics based on square footage, with one of the largest e-fulfillment platforms in Europe.
We provide our logistics customers with integrated services such as dedicated and shared warehousing, e-fulfillment order processing and personalization, reverse logistics, storage, factory support, aftermarket support, manufacturing, packaging, labeling and distribution. In addition, we utilize our technology and expertise to solve complex supply chain challenges and create transformative solutions for our customers, while reducing their operating costs and improving production flow management.

Our logistics customers primarily operate in industries with high-growth outsourcing opportunities, such as high tech, e-commerce, telecommunications, aerospace and defense, healthcare, medical equipment, agriculture, food and beverage, and select areas of manufacturing. These customers have demanding requirements for quality standards, real-time data visibility, special handling, security, the management of large numbers of stock keeping units (“SKUs”), time-assured deliveries and high transaction volumes, with seasonal surges in the case of retail goods.
The Company is a top five global provider of managed transportation based on the value of freight under management. Our managed transportation offering includes a range of services provided to shippers who want to outsource some or all of their transportation modes, together with associated activities. These activities can include freight handling such as consolidation and deconsolidation, labor planning, inbound and outbound shipment facilitation, documentation and customs management, claims processing, and third party logistics, or 3PL, supplier management, as well as other services.
Our Strategy
Our strategy is to use our highly integrated network of people, technology and physical assets to help customers manage their goods more efficiently throughout their supply chains. We deliver value to customers in the form of cost and risk reductions, process efficiencies, consistently reliable outcomes, technological innovations and customer service that is both highly responsive and proactive.
We continue to optimize our existing operations by growing our sales force, implementing advanced information technology, cross-selling our services and leveraging our Company-wide capacity. In addition, we maintain a disciplined and comprehensive set of processes related to the recruiting, training and mentoring of employees, and for marketing to the hundreds of thousands of prospective customers that can use our services. Most important to our growth, we have instilled a culture of collaboration that focuses our efforts on delivering the results that matter to our customers and Company.
We will continue to grow the business in a disciplined manner, and with a compelling value proposition - integrated, innovative solutions for any company, of any size, with any combination of supply chain needs.
Management’s growth and optimization strategy for the Transportation segment is to:

•	Market our diversified, multi-modal offering to customers of all sizes, both new and existing accounts;

•	Cross-sell our Transportation segment solutions to customers of our Logistics segment;

•	Provide world-class service and solutions that satisfy our customers’ transportation-related supply chain goals;

•	Recruit and retain quality drivers, and best utilize our transportation assets;

•	Attract and retain quality independent owner-operators and independent brokered carriers for our carrier network;

•	Recruit and retain quality sales and customer service representatives, and continuously improve employee productivity with state-of-the-art training and technology;

•	Continue to develop cutting-edge transportation applications for our proprietary technology platform; and

•	Integrate industry best practices with a focus on utilizing our advantages of scale to serve our customers and lower our administrative overhead.
Management’s growth and optimization strategy for the Logistics segment is to:

•	Develop additional business in verticals where the Company already has deep logistics expertise and a strong track record of successful relationships;

•	Capture more share of spend with existing customers that potentially could use XPO for more of their logistics and/or broader supply chain needs;

•	Expand our relationships with existing customers that have business interests in both North America, Europe and Asia;

•	Cross-sell contract logistics and managed transportation solutions to customers of our Transportation segment;

•	Market the advantages of XPO’s proprietary technology and global network of logistics facilities;

•	Provide world-class service and solutions that satisfy our customers’ logistics-related supply chain goals; and

•	Integrate industry best practices with a focus on utilizing our advantages of scale to serve our customers and lower our administrative overhead.
Information Systems and Intellectual Property
One of the ways in which we empower our employees to deliver world-class service is through our information technology (“IT”). We believe that technology is a compelling differentiator in our industry. Technology represents one of the Company’s largest categories of investment within our annual capital expenditure budget, reflecting our belief that the continual enhancement of our cloud-based platform is critical to our success. We have an IT team of approximately 1,600 talented professionals who focus on driving innovation and advancing the effectiveness of our software.
In our Transportation segment, our proprietary Freight Optimizer software for truck brokerage provides actionable pricing information, as well as cost effective, timely and reliable access to carrier capacity. We believe that these capabilities give us a competitive advantage. In 2015, we launched our proprietary Rail Optimizer software that optimizes all aspects of intermodal operations, including shipment management, capacity flow and asset management, market-based pricing, and shipment execution with rail providers.
In last mile logistics, our proprietary software provides real-time workflow visibility and customer experience management with superior consumer satisfaction ratings. For expedite, we utilize satellite tracking and communication units on the independently contracted vehicles that transport goods for our customers, thus enabling real-time electronic updates. A large component of our expedite operations is our proprietary bidding platform, which awards loads electronically based on carriers’ online bids and manages the transportation process almost entirely through technology.
In 2016, in our LTL operations, we introduced proprietary pricing systems and deployed new handheld and tablet devices to improve the efficiency of dock workers and drivers. New software releases planned in 2017 include line-haul efficiency measures, dock engineering standards, and pickup and delivery optimization, among other developments.
In our Logistics segment, we have developed proprietary technology for the design and implementation of sophisticated contract logistics solutions for our customers. These solutions are most often utilized by large, multi-national and medium-sized corporations and by government agencies with complex supply chain requirements. The warehouses we run are becoming high-tech hubs, with a combination of automated systems and robotics that have led to important new efficiencies for our customers. Our software supports services such as omni-channel distribution, reverse logistics, transportation management, freight bill audit and payment, lean manufacturing support, aftermarket support and supply chain optimization.
XPO relies on a combination of trademarks, copyrights, trade secrets, nondisclosure agreements and non-competition agreements to establish and protect its intellectual property and proprietary technology. We have numerous registered trademarks, trade names and logos in the United States and international jurisdictions.
Customers, Sales and Marketing
Our Company provides services to a variety of customers ranging in size from small, entrepreneurial organizations to multi-national industry leaders. We have a diversified customer base that minimizes our concentration risk: in 2016, approximately 8% of our revenue was attributable to our top five clients, with our largest customer accounting for approximately 3% of revenue.
Our customers are engaged in a wide range of industries, including high tech, retail, e-commerce, manufacturing, telecommunications, aerospace and defense, life sciences, healthcare, medical equipment, agriculture, and food and beverage. In 2016, retail and e-commerce accounted for the largest portion of our global revenue at 26%, followed by food and beverage at 14%.
XPO is not reliant on the economy of any one country, region or industry. Our transportation services are primarily marketed in North America and Europe, whereas our logistics and global forwarding networks serve global markets with concentrations in North America, Europe and Asia. Based on where orders originated, approximately 60% of our 2016 revenue was generated in the United States, 13% in France, 12% in the United Kingdom, and 15% in other countries.
Competition
The transportation and logistics industry is highly competitive, with thousands of companies competing in domestic and international markets. XPO competes on service, reliability, scope and scale of operations, technological capabilities and price. Our competitors include local, regional, national and international companies that offer the same services we provide - some with larger customer bases, significantly more resources and more experience than we have. In some cases, our customers also have internal resources to provide some of the same transportation and logistics services we provide to them. Due in part to the fragmented nature of the industry, we must strive daily to retain existing business relationships and forge new relationships.
The health of the transportation and logistics industry will continue to be a function of domestic and global economic growth. However, we believe that we have structured the Company to derive additional benefits from the growth of e-commerce, and from a long-term outsourcing trend that should continue to help a number of our service sectors grow faster than the macro-environment.
Regulation
Our operations are regulated and licensed by various governmental agencies in the United States and in the other countries where we operate. Such regulations impact us directly and indirectly by regulating third-party transportation providers we use to transport freight for our customers.
Regulation affecting Motor Carriers, Owner Operators and Transportation Brokers. In the United States, our subsidiaries that operate as motor carriers have licenses to operate as motor carriers from the Federal Motor Carrier Safety Administration (“FMCSA”) of the U.S. Department of Transportation (“DOT”). In addition, our subsidiaries acting as property brokers have property broker licenses from the FMCSA. Our motor carrier subsidiaries and the third-party motor carriers we engage in the

United States must comply with the safety and fitness regulations of the DOT, including those relating to drug- and alcohol-testing, hours-of-service, records retention, vehicle inspection, driver qualification and minimum insurance requirements. Weight and equipment dimensions also are subject to government regulations. We also may become subject to new or more restrictive regulations relating to emissions, drivers’ hours-of-service, independent contractor eligibility requirements, onboard reporting of operations, air cargo security and other matters affecting safety or operating methods. Other agencies, such as the U.S. Environmental Protection Agency (“EPA”), the Food and Drug Administration (“FDA”), the California Air Resources Board, and the U.S. Department of Homeland Security (“DHS”), also regulate our equipment, operations and independent contractor drivers. We and the third-party carriers we use are also subject to a variety of vehicle registration and licensing requirements of the state or other local jurisdictions in which they operate. In other foreign jurisdictions in which we operate, our operations are regulated, where necessary, by the appropriate governmental authority.
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
Although the CSA scores are not currently publicly available, this development is likely to be temporary. As a result, once the program has been revamped, our fleet could be ranked worse or better than our competitors, and the safety ratings of our motor carrier operations could be impacted. Our network of third-party transportation providers may experience a similar result. A reduction in safety and fitness ratings may result in difficulty attracting and retaining qualified independent contractors and could cause our customers to direct their business away from XPO and to carriers with more favorable CSA scores, which would adversely affect our results of operations.
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
The FMCSA has proposed new rules that would require nearly all carriers, including XPO, to install and use electronic logging devices (“ELDs”). The proposed regulations would require ELDs to be installed and in use two years after publication of the final regulations. ELD installation will increase costs for, and may not be well-received by, independent contractors.
Our operations providing certain services in California are also subject to various regulatory initiatives such as the Ports of Los Angeles and Long Beach clean truck program effective in 2009, California Air Resources Board (“CARB”) truck regulation effective in 2010, and the Port of Oakland truck ban effective in 2010, each of which banned trucks that did not meet certain emission standards. To comply with these requirements, our motor carrier subsidiaries providing certain services in California have implemented programs to source truck capacity from independent owner-operators that meet these emissions requirements. Furthermore, the State of California has required diesel tractors, as well as 53-foot-long and certain other trailers operated in the state, to comply with designated fuel efficiency and other performance requirements by target dates occurring between 2011 and 2023. Compliance with California state and port regulations has increased rates payable to owner-operators operating in California, as well as new tractor costs; might increase the cost of new trailers operated in California; might require the retrofitting of pre-2011 model year trailers operated in California; and could diminish equipment productivity and increase operating expenses.
Regulations affecting our Subsidiaries Providing Ocean and Air Transportation. XPO Customs Clearance Solutions, Inc. (“XCCS”) and XPO GF America, Inc. (“XGFA”), two of the Company’s subsidiaries, are licensed as customs brokers by U.S. Customs and Border Protection (“CBP”) of DHS in each United States customs district in which they do business. All United States customs brokers are required to maintain prescribed records and are subject to periodic audits by CBP. In other jurisdictions in which we perform customs brokerage services, our operations are licensed, where necessary, by the appropriate governmental authority.
Our subsidiaries offering expedited air charter transportation are subject to regulation by the Transportation Security Administration (“TSA”) of DHS regarding air cargo security for all loads, regardless of origin and destination. XPO Global Forwarding, Inc. (“XGF”), XGFA and XPO Air Charter also are regulated as “indirect air carriers” by the DHS and TSA. These agencies provide requirements, guidance and, in some cases, administer licensing requirements and processes applicable to the freight forwarding industry. We must actively monitor our compliance with such agency requirements to ensure that we have satisfactorily completed the security requirements and qualifications and implemented the required policies and procedures. These agencies generally require companies to fulfill these qualifications prior to transacting various types of business. Failure to do so could result in penalties and fines. The air cargo industry is also subject to regulatory and legislative actions that could affect economic conditions within the industry by requiring changes to operating practices or by influencing the demand for and the costs of providing services to customers. We cannot predict the extent to which any such regulatory or legislative actions could adversely affect our business, but we strive to comply with all agency requirements.
For our international operations, XGF, XGFA and XCCS are members of the International Air Transportation Association (“IATA”), a voluntary association of airlines and freight forwarders that outlines operating procedures for forwarders acting as agents or third-party intermediaries for IATA members. A substantial portion of XPO’s international air freight business is transacted with other IATA members.
Additionally, XGF, XGFA and XPO Ocean Lines, Inc. (“XOL”), are each registered as an Ocean Transportation Intermediary (“OTI”) by the U.S. Federal Maritime Commission (“FMC”), which establishes the qualifications, regulations and bonding requirements to operate as an OTI for businesses originating and terminating in the United States. XGL and XOL are also licensed NVOCCs and ocean freight forwarders.
Our international freight forwarding operations make us subject to regulations of the U.S. Department of State, U.S. Department of Commerce and the U.S. Department of Treasury and to various laws and regulations of the other countries where we operate. These regulations cover matters such as what commodities may be shipped to what destinations and to what end-users, unfair international trade practices, and limitations on entities with which we may conduct business.
Other Regulations. The Company is subject to a variety of other U.S. and foreign laws and regulations, including but not limited to, the Foreign Corrupt Practices Act and other similar anti-bribery and anti-corruption statutes.
Classification of Independent Contractors. Tax and other federal and state regulatory authorities, as well as private litigants, continue to assert that independent contractor drivers in the trucking industry are employees rather than independent contractors. Federal legislators have introduced legislation in the past to make it easier for tax and other authorities to reclassify independent contractors as employees, including legislation to increase the recordkeeping requirements for employers of independent contractors and to heighten the penalties for employers who misclassify their employees and are found to have violated employees’ overtime and/or wage requirements. Additionally, federal legislators have sought to abolish the current safe harbor allowing taxpayers that meet certain criteria to treat individuals as independent contractors if they are following a longstanding, recognized practice. Federal legislators also sought to expand the Fair Labor Standards Act to cover “non-employees” who perform labor or services for businesses, even if the “non-employees” are properly classified as independent contractors; require taxpayers to provide written notice to workers based upon their classification as either an “employee” or a “non-employee”; and impose penalties and fines for violations of the notice requirements or “employee” or “non-employee” misclassifications. Some states have put initiatives in place to increase their revenues from items such as unemployment, workers’ compensation and income taxes, and a reclassification of independent contractors as employees would help states with this initiative. Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status. If XPO’s independent contractor drivers are determined to be employees, we would incur additional exposure under some or all of the following: federal and state tax, workers’ compensation, unemployment benefits, and labor, employment and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings.
Environmental Regulations. Our facilities and operations and our independent contractors are subject to various environmental laws and regulations dealing with the hauling, handling and disposal of hazardous materials, emissions from vehicles, engine-idling, fuel tanks and related fuel spillage and seepage, discharge and retention of storm water, and other environmental matters that involve inherent environmental risks. Similar laws and regulations may apply in many of the foreign jurisdictions in which we operate. We have instituted programs to monitor and control environmental risks and maintain compliance with applicable environmental laws and regulations. We may be responsible for the cleanup of any spill or other incident involving hazardous materials caused by our operations or business. In the past, we have been responsible for the costs of cleanup of diesel fuel spills caused by traffic accidents or other events, and none of these incidents materially affected our business or operations. We generally transport only hazardous materials rated as low-to-medium-risk, and a small percentage of our total shipments contain hazardous materials. We believe that our operations are in substantial compliance with current laws and regulations and we do not know of any existing environmental condition that reasonably would be expected to have a material adverse effect on our business or operating results. We also do not expect to incur material capital expenditures for environmental controls in 2017. Future changes in environmental regulations or liabilities from newly discovered environmental conditions or violations (and any associated fines and penalties) could have a material adverse effect on our business, competitive position, results of operations, financial condition or cash flows. U.S. federal and state governments, as well as governments in certain foreign jurisdictions where we operate, have also proposed environmental legislation that could, among other things, potentially limit carbon, exhaust and greenhouse gas emissions. If enacted, such legislation could result in higher new tractor and trailer costs, reduced productivity and efficiency, and increased operating expenses, all of which could adversely affect our results of operations.

Risk Management and Insurance
The Company maintains insurance for commercial automobile liability, truckers’ commercial automobile liability, commercial general liability, cargo/warehouse legal liability, workers’ compensation and employers’ liability, and umbrella and excess umbrella liability, with coverage limits, deductibles and self-insured retention levels that we believe are reasonable given the varying historical frequency, severity and timing of claims. Certain actuarial assumptions and management judgments are made for accruals for insurance reserves and are subject to a high degree of variability.
Seasonality
XPO’s revenue and profitability are typically lower for the first quarter of the calendar year relative to the other quarters. The Company believes this is due in part to the post-holiday reduction in demand experienced by many XPO customers, which leads to more capacity in the non-expedited and service-critical markets and, in turn, less demand for expedited and premium shipping services. In addition, the productivity of the Company’s fleet of tractors and trailers, independent contractors and transportation providers generally decreases during the winter season because inclement weather impedes operations. It is not possible to predict whether the Company’s historical revenue and profitability trends will occur in future periods.
Employees
As of December 31, 2016, the Company had approximately 87,000 full-time and part-time employees. Our employee base is one of our most critical resources, and we view the recruitment, training and retention of qualified employees as being essential to our ongoing success. We believe that we have good relations with our employees, with strong programs in place for communication and professional development.
Executive Officers of the Registrant
We provide below information regarding each of our executive officers.

Name	Age	Position
Bradley S. Jacobs	60	Chairman of the Board and Chief Executive Officer
Troy A. Cooper	47	Chief Operating Officer and Chief Executive Officer - Europe
John J. Hardig	52	Chief Financial Officer
Scott B. Malat	40	Chief Strategy Officer
Mario A. Harik	36	Chief Information Officer
Bradley Jacobs has served as XPO’s chief executive officer and chairman of the board of directors since September 2011. Mr. Jacobs is also the managing director of Jacobs Private Equity, LLC, which is the Company’s second largest stockholder. He has led two public companies: United Rentals, Inc. (NYSE: URI), which he co-founded in 1997, and United Waste Systems, Inc., which he founded in 1989. Mr. Jacobs served as chairman and chief executive officer of United Rentals for its first six years, and as executive chairman for an additional four years. With United Waste Systems, he served eight years as chairman and chief executive officer. Previously, Mr. Jacobs founded Hamilton Resources (UK) Ltd. and served as its chairman and chief operating officer. This followed the co-founding of his first venture, Amerex Oil Associates, Inc., where he was chief executive officer.
Troy Cooper has served as XPO’s chief operating officer since May 2014, and additionally as chief executive officer and chairman of XPO Logistics Europe since September 2015. He joined the Company in September 2011 as vice president of finance. Prior to XPO, he served as vice president-group controller with United Rentals, Inc., where he was responsible for field finance functions and helped to integrate over 200 acquisitions in the United States, Canada and Mexico. Earlier, he held controller positions with United Waste Systems, Inc. and OSI Specialties, Inc. (formerly a division of Union Carbide, Inc.). Mr. Cooper began his career in public accounting with Arthur Andersen and Co. and has a degree in accounting from Marietta College.
John Hardig has served as XPO’s chief financial officer since February 2012. Prior to XPO, Mr. Hardig served as managing director for the Transportation & Logistics investment banking group of Stifel Nicolaus Weisel from 2003 to 2012. Previously, Mr. Hardig was an investment banker in the Transportation and Telecom groups at Alex. Brown & Sons (now Deutsche Bank), and earlier worked as a design engineer with Ford Motor Company. Mr. Hardig holds a master of business administration degree from the University of Michigan Business School and a bachelor’s degree from the U.S. Naval Academy.
Scott Malat has served as XPO’s chief strategy officer since July 2012, after joining the Company in October 2011 as senior vice president of strategic planning. Prior to XPO, Mr. Malat was a senior equity research analyst covering the air, rail, trucking and shipping sectors for Goldman Sachs Group, Inc. Earlier, he served as an equity research analyst with UBS and a strategy manager with JPMorgan Chase & Co. Mr. Malat is a CFA® charterholder and has a degree in statistics with a concentration in business management from Cornell University.

Mario Harik has served as XPO’s chief information officer since November 2011 with responsibility for the Company’s global technology ecosystem. Mr. Harik has built comprehensive IT organizations, overseen the implementation of extensive proprietary platforms, and consulted Fortune 100 companies. His prior positions include chief information officer and senior vice president of research and development with Oakleaf Waste Management; chief technology officer with Tallan, Inc.; co-founder of G3 Analyst, where he served as chief architect of web and voice applications; and architect and consultant with Adea Solutions. Mr. Harik holds a master of engineering degree in information technology from Massachusetts Institute of Technology, and a degree in engineering, computer and communications from the American University of Beirut, Lebanon.
Corporate Information and Availability of Reports
XPO Logistics, Inc. was incorporated in Delaware on May 8, 2000. Our executive office is located in the United States at Five American Lane, Greenwich, Connecticut 06831. Our telephone number is (855) 976-6951. Our stock is listed on the New York Stock Exchange (“NYSE”) under the symbol XPO.
Our corporate website is www.xpo.com. We make available on this website, free of charge, access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically submit such material to the SEC. We also make available on our website copies of materials regarding our corporate governance policies and practices, including the XPO Logistics, Inc. Corporate Governance Guidelines, Code of Business Ethics and the charters relating to the committees of our board of directors. You also may obtain a printed copy of the foregoing materials by sending a written request to: Investor Relations, XPO Logistics, Inc., Five American Lane, Greenwich, Connecticut 06831. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. In addition, the SEC’s website is www.sec.gov. The SEC makes available on this website, free of charge, reports, proxy and information statements and other information regarding issuers, such as us, that file electronically with the SEC. Information on our website or the SEC’s website is not part of this document. We are currently classified as a “large accelerated filer” for purposes of filings with the SEC.
Item 1A.    Risk Factors
The following are important factors that could affect our financial performance and could cause actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Annual Report on Form 10-K or our other filings with the SEC or in oral presentations such as telephone conferences and webcasts open to the public. You should carefully consider the following factors and consider these in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our Consolidated Financial Statements and related Notes in Item 8.
Economic recessions and other factors that reduce freight volumes, both in North America and Europe, could have a material adverse impact on our business.
The transportation industry in North America and Europe historically has experienced cyclical fluctuations in financial results due to economic recession, downturns in the business cycles of our customers, increases in the prices charged by third-party carriers, interest rate fluctuations and other U.S. and global economic factors beyond our control. During economic downturns, reduced overall demand for transportation services will likely reduce demand for our services and exert downward pressures on our rates and margins. In periods of strong economic growth, demand for limited transportation resources can result in increased network congestion and operating inefficiencies. In addition, any deterioration in the economic environment subjects our business to various risks that may have a material impact on our operating results and future prospects. These risks may include the following:

•
A reduction in overall freight volumes reduces our opportunities for growth. In addition, if a downturn in our customers’ business cycles causes a reduction in the volume of freight shipped by those customers, our operating results could be adversely affected.

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

•
We may not be able to appropriately adjust our expenses to changing market demands. In order to maintain high variability in our business model, it is necessary to adjust staffing levels to changing market demands. In periods of rapid change, it is more difficult to match our staffing levels to our business needs. In addition, we have other primarily variable expenses that are fixed for a period of time and certain significant fixed expenses, and we may not be able to adequately adjust them in a period of rapid change in market demand.

We operate in a highly competitive industry and, if we are unable to adequately address factors that may adversely affect our revenue and costs, our business could suffer.
Competition in the transportation services industry is intense. Increased competition may lead to a reduction in revenues, reduced profit margins, or a loss of market share, any one of which could harm our business. There are many factors that could impair our profitability, including the following:

•
Competition from other transportation services companies, some of which offer different services or have a broader coverage network, more fully developed information technology systems and greater capital resources than we do.

•
A reduction in the rates charged by our competitors to gain business, especially during times of declining economic growth. Such reductions may limit our ability to maintain or increase our rates, maintain our operating margins or achieve significant growth in our business.

•	Shippers soliciting bids from multiple transportation providers for their shipping needs, which may result in the depression of freight rates or loss of business to competitors.

•	The establishment by our competitors of cooperative relationships to increase their ability to address shipper needs.

•	Our current or prospective customers may decide to develop or expand internal capabilities for some of the services that we provide.

•	The development of new technologies or business models, which could result in our disintermediation in certain businesses, such as freight brokerage.
Our profitability may be materially adversely impacted if our investments in equipment, service centers and warehouses do not match customer demand for these resources or if there is a decline in the availability of funding sources for these investments.
Our LTL and full truckload operations require significant investments in equipment and freight service centers. The amount and timing of our capital investments depend on various factors, including anticipated freight volume levels and the price and availability of appropriate property for service centers and newly-manufactured tractors. If our anticipated service center and/or fleet requirements differ materially from actual usage, our capital-intensive business units, specifically LTL and full truckload, may have too much or too little capacity. We attempt to mitigate the risk associated with too much or too little capacity by adjusting our capital expenditures and by utilizing short-term equipment rentals and sub-contracted operators in order to match capacity with business volumes. Our investments in equipment and service centers depend on our ability to generate cash flow from operations and our access to credit, debt and equity capital markets. A decline in the availability of these funding sources could adversely affect us.
Our contract logistics operations can require a significant commitment of capital in the form of shelving, racking and other warehousing systems that may be required to implement warehouse-management services for our customers. In the event that we are not able to fully amortize the associated cost of capital across the term of the related customer agreement, or to the extent that the customer defaults on its obligations under the agreement, we could be forced to take a significant loss on the unrecovered portion of this capital cost.
Anticipated synergies from any acquisitions that we have undertaken may not materialize in the expected timeframe or at all.
Our 2017 and mid-term financial targets are dependent on our ability to realize significant ongoing synergies with respect to our acquisitions, in particular the Norbert Dentressangle SA (“ND”) and Con-way Inc. (“Con-way”) acquisitions we completed in 2015. We may not realize all synergies we anticipate from the acquisitions we undertook. Among the synergies that we currently expect are cross-selling opportunities to our existing customers, network synergies and other operational synergies. Our estimated synergies from the acquisitions that we have undertaken are subject to a number of assumptions about the timing, execution and costs associated with realizing such synergies. Such assumptions are inherently uncertain and are subject to a wide variety of significant business, economic and competition risks and uncertainties. There can be no assurance that such assumptions turn out to be correct and, as a result, the amount of synergies that we will actually realize and/or the timing of any such realization may differ significantly (and may be significantly lower) from the ones that we currently estimate and we may incur significant costs in reaching the estimated synergies.
We may not successfully manage our growth.
We have grown rapidly and substantially over prior years, including by expanding our internal resources, making acquisitions, in particular in 2015, and entering into new markets, and we intend to continue to focus on rapid growth, primarily organically in 2017. We may experience difficulties and higher-than-expected expenses in executing this strategy as a result of unfamiliarity with new markets, changes in revenue and business models and entering into new geographic areas.
Our growth will place a significant strain on our management, operational and financial resources. We will need to continually improve existing procedures and controls as well as implement new transaction processing, operational and financial systems, and procedures and controls to expand, train and manage our employee base. Our working capital needs will continue to increase as our operations grow. Failure to manage our growth effectively, or obtain necessary working capital, could have a material adverse effect on our business, results of operations, cash flows, stock price and financial condition.
Our business will be seriously harmed if we fail to develop, implement, maintain, upgrade, enhance, protect and integrate our information technology systems.
We rely heavily on our information technology systems to efficiently run our business, and they are a key component of our growth strategy. In general, we expect our customers to continue to demand more sophisticated, fully integrated information systems from their transportation providers. To keep pace with changing technologies and customer demands, we must correctly interpret and address market trends and enhance the features and functionality of our proprietary technology platform in response to these trends. This process of continuous enhancement may lead to significant ongoing software development costs. In addition, we may fail to accurately determine the needs of our customers or the trends in the transportation services industry or we may fail to design and implement the appropriate responsive features and functionality for our technology platform in a timely and cost-effective manner. Any such failures could result in decreased demand for our services and a corresponding decrease in our revenues.
Despite testing, external and internal risks, such as malware, insecure coding, “Acts of God,” data leakage and human error pose a direct threat to the stability or effectiveness of our information technology systems and operations. We may also be subject to cybersecurity attacks and other intentional hacking. Any failure to identify and address such defects or errors or prevent a cyber-attack could result in service interruptions, operational difficulties, loss of revenues or market share, liability to our customers or others, the diversion of corporate resources, injury to our reputation and increased service and maintenance costs. Addressing such issues could prove to be impossible or very costly and responding to resulting claims or liability could similarly involve substantial cost. In addition, recently, there has also been heightened regulatory and enforcement focus on data protection in the U.S. and abroad (particularly in the European Union), and failure to comply with applicable U.S. or foreign data protection regulations or other data protection standards may expose us to litigation, fines, sanctions or other penalties, which could harm our reputation and adversely impact our business, results of operations and financial condition.
We must maintain and enhance the reliability and speed of our information technology systems to remain competitive and effectively handle higher volumes of freight through our network and the various service modes we offer. If our information technology systems are unable to manage additional volume for our operations as our business grows, or if such systems are not suited to manage the various service modes we offer, our service levels and operating efficiency could decline. In addition, if we fail to hire and retain qualified personnel to implement, protect and maintain our information technology systems or if we fail to upgrade our systems to meet our customers’ demands, our business and results of operations could be seriously harmed. This could result in a loss of customers or a decline in the volume of freight we receive from customers.
We are developing proprietary information technology for all of our business segments. Our technology may not be successful or may not achieve the desired results and we may require additional training or different personnel to successfully implement this technology. Our technology development process may be subject to cost overruns or delays in obtaining the expected results, which may result in disruptions to our operations.
Our substantial indebtedness could adversely affect our financial condition.
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
In our global forwarding, last mile and freight brokerage operations, we do not own or control the transportation assets that deliver our customers’ freight, and we do not employ the people directly involved in delivering this freight. In addition, in our freight brokerage businesses (particularly our last mile delivery logistics operations, our over-the-road expedite operations and our intermodal drayage operations), we engage independent contractors who own and operate their own equipment. Accordingly, we are dependent on third-parties to provide truck, rail, ocean, air and other transportation services and to report certain events to us, including delivery information and cargo claims. This reliance on third-parties could cause delays in reporting certain events, including our ability to recognize revenue and claims in a timely manner.
Our inability to maintain positive relationships with independent transportation providers could significantly limit our ability to serve our customers on competitive terms. If we are unable to secure sufficient equipment or other transportation services to meet our commitments to our customers or provide our services on competitive terms, our operating results could be materially and adversely affected and our customers could shift their business to our competitors temporarily or permanently. Our ability to secure sufficient equipment or other transportation services to meet our commitments to our customers or provide our services on competitive terms is subject to inherent risks, many of which are beyond our control, including the following:

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
Our LTL and full truckload operations are conducted primarily with employee drivers. Recently, there has been intense competition for qualified drivers in the transportation industry due to a shortage of drivers. The availability of qualified drivers may be affected from time to time by changing workforce demographics, competition from other transportation companies and industries for employees, the availability and affordability of driver training schools, changing industry regulations, and the demand for drivers in the labor market. If the industry-wide shortage of qualified drivers continues, these business lines will likely continue to experience difficulty in attracting and retaining enough qualified drivers to fully satisfy customer demands. As a result of the current highly-competitive labor market for drivers, our LTL and full truckload operations may be required to increase driver compensation and benefits in the future, or face difficulty meeting customer demands, all of which could adversely affect our profitability. Additionally, a shortage of drivers could result in the underutilization of our truck fleet, lost revenue, increased costs for purchased transportation or increased costs for driver recruitment.
Increases in independent contractor driver compensation or other difficulties attracting and retaining qualified independent contractor drivers could adversely affect our profitability and ability to maintain or grow our independent contractor driver fleet.
Our freight brokerage business operate through fleets of vehicles that are owned and operated by independent contractors. Our last mile business also operates through a fleet of independent contract carriers that supply their own vehicles, drivers and helpers. These independent contractors are responsible for maintaining and operating their own equipment and paying their own fuel, insurance, licenses and other operating costs. Turnover and bankruptcy among independent contractor drivers often limit the pool of qualified independent contractor drivers and increase competition for their services. In addition, regulations such as the FMCSA Compliance Safety Accountability program may further reduce the pool of qualified independent contractor drivers. Thus, our continued reliance on independent contractor drivers could limit our ability to grow our ground transportation fleet.
We are currently experiencing, and expect to continue to experience from time to time in the future, difficulty in attracting and retaining sufficient numbers of qualified independent contractor drivers. Additionally, our agreements with independent contractor drivers are terminable by either party upon short notice and without penalty. Consequently, we regularly need to recruit new qualified independent contractor drivers to replace those who have left our fleet. If we are unable to retain our existing independent contractor drivers or recruit new independent contractor drivers, our business and results of operations could be adversely affected.
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
Our business in the past has been and in the future could be adversely affected by strikes and labor renegotiations affecting seaports, labor disputes between railroads and their union employees, or by a work stoppage at one or more railroads or local trucking companies servicing rail or port terminals, including work disruptions involving owner operators under contract with our local trucking operations. Port shutdowns and similar disruptions to major points in national or international transportation networks, most of which are beyond our control, could result in terminal embargoes, disrupt equipment and freight flows, depress volumes and revenues, increase costs and have other negative effects on our operations and financial results.
Labor disputes involving our customers could affect our operations. If our customers are unable to negotiate new labor contracts and our clients’ plants experience slowdowns or closures as a result, our revenue and profitability could be negatively impacted. In particular, our Logistics segment derives a substantial portion of its revenue from the operation and management of operating facilities, which are often located in close proximity to a client’s manufacturing plant and are integrated into the client’s production line process. We may experience significant revenue loss and shut-down costs, including costs related to early termination of leases, causing our business to suffer if clients suffer strikes or other labor disputes, close their plants or significantly modify their capacity or supply chains at a plant that our Logistics segment services.
XPO Logistics Europe’s business activities require a significant amount of labor, which represents one of its most significant costs, and it is essential that we maintain good relations with employees, trade unions and other staff representative institutions. A deteriorating economic environment may result in tensions in industrial relations, which may lead to industrial action within our European operations that could have a direct impact on customer services. Generally, any deterioration in industrial relations in our European operations could have an adverse effect on our revenues, earnings, financial position, and outlook.
Efforts by labor organizations to organize employees at certain locations in North America, if successful, may result in increased costs and decreased efficiencies at those locations.
Since 2014, in the United States, the International Brotherhood of Teamsters (“Teamsters”) has attempted to organize employees at several LTL locations and one supply chain location that have become part of the Company’s operations through acquisitions. Additionally, the International Association of Machinists (“Machinists”) has attempted to organize a small number of mechanics at two LTL maintenance shops. The majority of employees involved in those organizing efforts rejected union representation. As of January 31, 2017, approximately 124 employees at two LTL locations and approximately 125 employees at one supply chain location have voted for Teamsters representation, and the results of those three elections have been certified by the National Labor Relations Board. At one LTL location, the parties have been in negotiations for an initial contract since February 2015. At the remaining locations, the parties will soon start negotiations. In addition, as of January 31, 2017, an aggregate of approximately 225 employees at three additional LTL locations voted for Teamsters representation, and approximately 11 employees at one LTL location voted for Machinists representation. We are contesting the results of these four elections. We cannot predict with certainty whether further organizing efforts may result in the unionization of any additional locations domestically. If successful, these efforts may result in increased costs and decreased efficiencies at the specific locations where representation is elected. We do not expect the impact, if any, to extend to our larger organization or the service of our customer base.
Certain of our businesses rely on owner-operators and contract carriers to conduct their operations, and the status of these parties as independent contractors, rather than employees, is being challenged.
We are involved in numerous lawsuits, including putative class action lawsuits, multi-plaintiff and individual lawsuits, and state tax and other administrative proceedings that claim that our contract carriers or owner-operators or their drivers should be treated as our employees, rather than independent contractors, or that certain of our drivers were not paid for all compensable time or were not provided with required meal or rest breaks. These lawsuits and proceedings may seek substantial monetary damages (including claims for unpaid wages, overtime, failure to provide meal and rest periods, unreimbursed business expenses and other items), injunctive relief, or both. In addition, we incur certain costs, including legal fees, in defending the status of these parties as independent contractors.
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
We operate in Europe through our majority-owned subsidiary, XPO Logistics Europe SA. Subcontracting plays a key role in our European operations and we subcontract approximately 40% of our transport operations in the region. As a result, we are exposed to various risks related to managing our subcontractors, such as the risk that they do not fulfill their assignments in a satisfactory manner or within the specified deadlines. Such failures could compromise our ability to fulfill our commitments to our customers, comply with applicable regulations or otherwise meet our customers’ expectations. In some situations, the poor execution of services by our subcontractors could result in a customer terminating a contract. Such failures by our subcontractors could harm our reputation and ability to win new business and could lead to our being liable for contractual damages. Furthermore, in the event of a failure by our subcontractors to fulfill their assignments in a satisfactory manner, we could be required to perform unplanned work or additional services in line with the contracted service, without receiving any additional compensation. Lastly, some of our subcontractors in Europe may not be insured, or may not have sufficient resources available to handle any claims from customers resulting from potential damage and losses relating to their performance of services on our behalf. As a result, the non-compliance by our subcontractors with their contractual or legal obligations may have a material adverse effect on our business and financial condition.
XPO Logistics Europe also makes significant use of temporary staff. We cannot guarantee that temporary employees are as well-trained as our other employees. Specifically, we may be exposed to the risk that temporary employees may not perform their assignments in a satisfactory manner or may not comply with our safety rules in an appropriate manner, whether as a result of their lack of experience or otherwise. If such risks materialize, they could have a material adverse effect on our business and financial condition.
We are involved in multiple lawsuits and are subject to various claims that could result in significant expenditures and impact our operations.
The nature of our business exposes us to the potential for various types of claims and litigation. In addition to the matters described in the risk factor “Certain of our businesses rely on owner-operators and contract carriers to conduct their operations, and the status of these parties as independent contractors, rather than employees, is being challenged,” we are subject to claims and litigation related to labor and employment, personal injury, traffic accidents, cargo and other property damage, business practices, environmental liability and other matters, including with respect to claims asserted under various theories of agency and employer liability notwithstanding our independent contractor relationships with our transportation providers. Claims against us may exceed the amount of insurance coverage that we have, or may not be covered by insurance at all. Businesses that we acquire also increase our exposure to litigation. A material increase in the frequency or severity of accidents, liability claims, or workers’ compensation claims, or the unfavorable resolution of claims, or our failure to recover, in full or in part, under indemnity provisions with transportation providers could materially and adversely affect our operating results. In addition, significant increases in insurance costs or the inability to purchase insurance as a result of these claims could reduce our profitability.
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
Because of our floating rate credit facilities, we may be adversely affected by interest rate changes.
Both the Second Amended and Restated Revolving Loan Credit Agreement (the “ABL Facility”) and the senior secured term loan credit agreement (the “Term Loan Facility”) provide for an interest rate based on LIBOR or a Base Rate, as defined in the agreements, plus an applicable margin. Our financial position may be affected by fluctuations in interest rates since the ABL Facility and Term Loan Facility are subject to floating interest rates. Refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk for the impact on interest expense of a hypothetical 100-basis-point increase in the interest rate. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A significant increase in interest rates could have an adverse effect on our financial position and results of operations.
We are exposed to currency exchange rate fluctuations because a significant proportion of our assets, liabilities and earnings are denominated in foreign currencies.
We present our financial statements in U.S. dollars but we have a significant proportion of our net assets and income in non-U.S. dollar currencies, primarily the euro and pounds sterling (“GBP”). Consequently, a depreciation of non-U.S. dollar currencies relative to the U.S. dollar could have an adverse impact on our financial results as further discussed below under Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
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
The United Kingdom’s expected exit from the European Union could have a material adverse effect on our business and results of operations.
Following a referendum in June 2016 in which voters in the United Kingdom (“U.K.”) approved an exit from the European Union (“EU”), it is expected that the U.K. government will initiate a process to leave the EU (often referred to as “Brexit”) and begin negotiating the terms of the U.K.’s future relationship with the EU. The likely exit of the U.K. from the EU will have uncertain impacts on our transportation and logistics operations in Europe. In 2016, we derived approximately 36% of our revenue in Europe, including 12% in the U.K. Any adverse consequences of Brexit, such as a deterioration in the U.K.'s and/or EU's economic condition, currency exchange rates, bilateral trade agreements or regulation of trade, including the potential imposition of tariffs, could reduce demand for our services in the U.K. and/or the EU, or otherwise have a negative impact on our operations, financial condition and results of operations.
We may not be able to successfully execute our growth strategy through acquisitions.
We may continue to expand through acquisitions to take advantage of market opportunities we perceive in the transportation and logistics markets, as well as new markets that we may enter. However, if we choose to make acquisitions in the future, we may experience delays or be unable to make the acquisitions we desire for a number of reasons. Suitable acquisition candidates may not be available at purchase prices that are attractive to us or on terms that are acceptable to us. In pursuing acquisition opportunities, we will compete with other companies, some of which have greater financial and other resources than we do.
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
We currently own 86.25% of the outstanding shares of XPO Logistics Europe, the majority-owned subsidiary through which we conduct our European operations. We may not acquire the remaining shares of XPO Logistics Europe. French law only permits “squeeze out” mergers when a holder owns more than 95% of the outstanding shares. If we do not wholly-own XPO Logistics Europe, we will not have access to all of its cash flow to service our debt, as we will only receive a prorated portion of any dividend based on our ownership percentage. In addition, we will be subject to limitations on our ability to enter into transactions with XPO Logistics Europe that are not on arms-length terms, which could limit synergies that we could otherwise achieve between our North American and European operations. We also may not be able to consolidate XPO Logistics Europe for tax purposes, and XPO Logistics Europe would be forced to continue as a listed public company in France, thereby incurring certain recurring costs.
Volatility in fuel prices impacts our fuel surcharge revenues and may impact our profitability.
We are subject to risks associated with the availability and price of fuel, which are subject to political, economic and market factors that are outside of our control.
Fuel expense constitutes one of the greatest costs to our LTL and full truckload carrier operations, as well as to our fleet of independent contractor drivers and third-party transportation providers who complete the physical movement of freight arranged by our other business operations. Accordingly, we may be adversely affected by the timing and degree of fluctuations and volatility in fuel prices. As is customary in our industry, most of our customer contracts include fuel-surcharge revenue programs or cost-recovery mechanisms to mitigate the effect of the fuel price increase over base amounts established in the contract. However, these fuel surcharge mechanisms may not capture the entire amount of the increase in fuel prices, and they also feature a lag between the payment for fuel and collection of the surcharge revenue. Market pressures may limit our ability to assess fuel surcharges in the future. The extent to which we are able to recover in full for fuel cost changes may also vary depending on the degree to which we are not compensated due to empty and out-of-route miles or from engine idling during cold or warm weather.
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
Our operations are regulated and licensed by various governmental agencies in the United States and in foreign countries in which we operate. These regulatory agencies have authority and oversight of domestic and international transportation services and related activities, licensure, motor carrier operations, safety and security and other matters. We must comply with various insurance and surety bond requirements to act in the capacities for which we are licensed. Our subsidiaries and independent contractors must also comply with applicable regulations and requirements of various agencies. Through our subsidiaries and business units, we hold various licenses required to carry out our domestic and international services. These licenses permit us to provide services as a motor carrier, property broker, indirect air carrier, OTI, NVOCC, freight forwarder, air freight forwarder, and ocean freight forwarder. We also are subject to regulations and requirements promulgated by, among others, the DOT, FMCSA, DHS, CBP, TSA, FMC, IATA, the Canada Border Services Agency and various other international, domestic, state, and local agencies and port authorities. Certain of our businesses engage in the transportation of hazardous materials, which subjects us to regulations with respect to transportation of such materials and environmental regulations in the case of any accidents that occur during the transportation of materials and result in discharge of such materials. Our failure to maintain our required licenses, or to comply with applicable regulations, could have a material adverse impact on our business and results of operations. See the “Regulation” section of this Annual Report on Form 10-K under the caption entitled “Business” for more information.
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
Failure to comply with trade compliance laws and regulations applicable to our operations may subject us to liability and result in mandatory or voluntary disclosures to government agencies of transactions or dealings involving sanctioned countries, entities or individuals.
As a result of our acquisition activities, we acquired companies with business operations outside the U.S., some of which were not previously subject to certain U.S. laws and regulations, including trade sanctions administered by the U.S. Department of Treasury, Office of Foreign Assets Control (“OFAC”). In the course of implementing our compliance processes with respect to the operations of these acquired companies, we have identified a number of transactions or dealings involving countries and entities that are subject to U.S. economic sanctions. As disclosed in our Quarterly Reports on Form 10-Q for the periods ended

June 30, 2016, and September 30, 2016, we filed initial voluntary disclosure of such matters with OFAC in August 2016. We are continuing to investigate and intend to cooperate with regulatory authorities regarding these matters and to file a full report with OFAC when our investigation is complete. As we investigate, we may identify additional transactions or dealings involving sanctioned countries, entities, or individuals. The transactions or dealings that we have identified to date, or other transactions or dealings that we may identify in the future, could result in negative consequences to us, including government investigations, penalties and reputational harm.
Our Chairman and Chief Executive Officer controls a large portion of our stock and has substantial control over us, which could limit other stockholders’ ability to influence the outcome of key transactions, including changes of control.
Under applicable SEC rules, our Chairman and Chief Executive Officer, Mr. Bradley S. Jacobs, beneficially owns approximately 15% of our outstanding common stock as of December 31, 2016. This concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with concentrated stockholders. Our preferred stock votes together with our common stock on an “as-converted” basis on all matters, except as otherwise required by law, and separately as a class with respect to certain matters implicating the rights of holders of shares of the preferred stock. Accordingly, Mr. Jacobs can exert substantial influence over our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders. Additionally, significant fluctuations in the levels of ownership of our largest stockholders, including shares beneficially owned by Mr. Jacobs, could impact the volume of trading, liquidity and market price of our common stock.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
As of December 31, 2016, XPO and its subsidiaries operated approximately 1,425 locations, primarily in North America and Europe, including approximately 200 locations owned or leased by our customers. These facilities are located in all 48 states of the contiguous United States as well as globally.
We lease our current executive office located in Greenwich, Connecticut, as well as our national operations center in Charlotte, North Carolina. As of December 31, 2016, we owned a shared-services center in Portland, Oregon and the facility at which we conduct a portion of our expedited transportation operations in Buchanan, Michigan. In addition, we owned 142 freight service centers for our LTL business and 42 properties throughout Europe. We believe that our facilities are sufficient for our current needs and are in good condition in all material respects.
ITEM 3.    LEGAL PROCEEDINGS
We are involved, and will continue to be involved, in numerous legal proceedings arising out of the conduct of our business. These proceedings may include, among other matters, claims for property damage or personal injury incurred in connection with the transportation of freight, claims regarding anti-competitive practices, and employment-related claims, including claims involving asserted breaches of employee restrictive covenants and tortious interference with contract. These proceedings also include numerous purported class-action lawsuits, multi-plaintiff and individual lawsuits and state tax and other administrative proceedings that claim either that our owner operators or contract carriers should be treated as employees, rather than independent contractors, or that certain of our drivers were not paid for all compensable time or were not provided with required meal or rest breaks. We are currently engaged in several alleged independent contractor misclassification claims or other wage and hour claims involving certain companies that we have acquired in our last mile, LTL, and intermodal businesses. These lawsuits and proceedings may seek substantial monetary damages (including claims for unpaid wages, overtime, failure to provide meal and rest periods, unreimbursed business expenses and other items), injunctive relief, or both. For additional information about these matters, please refer to Note 5—Commitments and Contingencies of Item 8, “Financial Statements and Supplementary Data.”
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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
Our common stock is listed on the NYSE under the symbol “XPO.” The table below provides the high and low closing sales prices for our common stock for the quarters included within 2016 and 2015.

	2016
	First	Second	Third	Fourth
High	$32.01	$33.89	$37.22	$49.35
Low	19.56	23.30	24.43	32.17

	2015
	First	Second	Third	Fourth
High	$47.26	$50.56	$46.74	$33.50
Low	35.57	41.58	21.62	25.04
As of February 21, 2017, there were approximately 219 record holders of our common stock, based upon data available to us from our transfer agent. We have never paid, and have no immediate plans to pay, cash dividends on our common stock. We currently plan to retain future earnings, if any, for use in the development of our business and to enhance stockholder value through growth and continued focus on improving profitability. In addition, our current credit agreement imposes, and we expect that any future credit agreement we enter into will impose, restrictions on our ability to pay cash dividends on our common stock. Accordingly, we do not anticipate paying any cash dividends on our common stock in the near future.
The graph below compares the cumulative 5-year total return of holders of our common stock with the cumulative total returns of the Russell 2000 Index and the Dow Jones Transportation Average Index. The graph tracks the performance of a $100 investment in our common stock and in each index from December 31, 2011 to December 31, 2016.

	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
XPO Logistics, Inc.	$100	$141	$213	$331	$221	$349
Russell 2000	$100	$115	$157	$163	$153	$183
Dow Jones Transportation Average	$100	$106	$147	$182	$150	$180

Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended December 31, 2016, the Company issued an aggregate of 2,734 shares of its common stock, par value $0.001 per share, to certain holders of the Company’s 4.50% Convertible Senior Notes due October 1, 2017 (the “Convertible Senior Notes”) in connection with the conversion of $45,000 aggregate principal amount of the Convertible Senior Notes. The number of shares of our common stock issued in the foregoing transactions equals the number of shares of our common stock presently issuable to holders of the Convertible Senior Notes upon conversion under the original terms of the Convertible Senior Notes. During the quarter ended December 31, 2016, pursuant to the Investment Agreement dated as of June 13, 2011 (the “Investment Agreement”), by and among Jacobs Private Equity, LLC (“JPE”), and the other investors party thereto (collectively with JPE, the “Investors”), the Company issued 96,468 unregistered shares of its common stock as a result of the cashless exercise of warrants by a shareholder. The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933, as amended, in accordance with Section 4(a)(2) thereof, as a transaction by an issuer not involving any public offering. The Company did not receive any proceeds from the above transactions.
ITEM 6.    SELECTED FINANCIAL DATA
This table includes selected financial data for the last five years. This financial data should be read together with our Consolidated Financial Statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other financial data appearing elsewhere in this Annual Report.

	Year Ended December 31,
(In millions, except per share data)	2016	2015	2014	2013	2012
Operating Results:
Revenue	$14,619.4	$7,623.2	$2,356.6	$702.3	$278.6
Operating income (loss)	488.1	(28.6)	(40.9)	(52.3)	(28.0)
Income (loss) before income taxes	106.8	(282.5)	(89.7)	(71.0)	(31.5)
Net income (loss)	84.5	(191.6)	(63.6)	(48.5)	(20.3)
Net income (loss) attributable to common shareholders	63.1	(245.9)	(107.4)	(51.5)	(23.3)
Per Share Data:
Basic earnings (loss) per share	$0.57	$(2.65)	$(2.00)	$(2.26)	$(1.49)
Diluted earnings (loss) per share	$0.53	$(2.65)	$(2.00)	(2.26)	(1.49)
Weighted-average common shares outstanding
Basic	110.2	92.8	53.6	22.8	15.7
Diluted	122.8	92.8	53.6	22.8	15.7
Financial Position:
Property and equipment, net	$2,537.4	$2,852.2	$221.9	$56.6	$13.1
Total assets	$11,698.4	$12,643.2	$2,749.4	$777.1	$409.3
Long-term debt, less current portion	$4,731.5	$5,272.6	$580.3	$178.6	$105.1
Preferred stock	$41.6	$42.0	$42.2	$42.7	$42.8
Total equity	$3,037.6	$3,060.8	$1,655.1	$455.9	$245.1
Net income (loss) attributable to XPO for the years ended December 31, 2015 and December 31, 2014 reflect beneficial conversion charges of $52.0 million on the Series C Preferred Stock and $40.9 million on the Series B Preferred Stock, respectively, that were recorded as deemed distributions during the third quarter of 2015 and the fourth quarter of 2014, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Company is organized into two reportable segments: Transportation and Logistics. The Transportation segment provides freight brokerage, last mile, LTL, full truckload, and global forwarding services. The Logistics segment provides a range of contract logistics services, including highly engineered and customized solutions, value-added warehousing and distribution, cold chain solutions and other inventory solutions.
The Company's Chief Executive Officer, who is the chief operating decision maker (“CODM”), regularly reviews financial information at the reporting segment level in order to make decisions about resources to be allocated to the segments and to assess their performance. Segment results that are reported to the CODM include items directly attributable to a segment as well as those that can be allocated on a reasonable basis.
XPO Logistics, Inc.
Consolidated Summary Financial Table
For the Year Ended December 31,

				Percent of Revenue
(Dollars in millions)	2016	2015	2014	2016	2015	2014
Revenue	$14,619.4	$7,623.2	$2,356.6	100.0%	100.0%	100.0%
Cost of transportation and services	7,886.0	4,171.4	1,701.8	53.9%	54.7%	72.2%
Direct operating expense	4,594.1	2,367.0	273.2	31.4%	31.0%	11.6%
SG&A expense	1,651.2	1,113.4	422.5	11.3%	14.6%	17.9%
Operating income (loss)	488.1	(28.6)	(40.9)	3.4%	(0.3)%	(1.7)%
Other expense (income)	(9.2)	(7.6)	0.4	(0.1)%	(0.1)%	—%
Foreign currency loss (gain)	(40.3)	44.8	0.4	(0.3)%	0.6%	—%
Debt extinguishment loss	69.7	—	—	0.5%	—%	—%
Interest expense	361.1	216.7	48.0	2.5%	2.8%	2.0%
Income (loss) before income tax provision (benefit)	106.8	(282.5)	(89.7)	0.8%	(3.6)%	(3.7)%
Income tax provision (benefit)	22.3	(90.9)	(26.1)	0.2%	(1.2)%	(1.1)%
Net income (loss)	$84.5	$(191.6)	$(63.6)	0.6%	(2.4)%	(2.6)%
Consolidated Results
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Our consolidated revenue for 2016 increased 91.8% to $14,619.4 million from $7,623.2 million in 2015. This increase was driven by the 2015 acquisitions of ND, Con-way, BTT and UX, as well as organic growth. On October 30, 2015, XPO acquired Con-way Inc. (“Con-way”). Headquartered in Ann Arbor, Michigan, Con-way was a Fortune 500 company with a transportation and logistics network of 582 locations and approximately 30,000 employees serving over 36,000 customers. On June 8, 2015, XPO acquired a majority interest in Norbert Dentressangle SA (“ND”), a leading provider of transportation and logistics services in Western Europe.
The increase in cost of transportation services of 89.0% from 2015 to 2016 was primarily the result of the acquisitions of ND, Con-way and BTT. As a percentage of revenue, cost of transportation and services decreased to 53.9% in 2016 compared to 54.7% in 2015, primarily as a result of a shift in the mix of our business with a more significant component of our revenue being attributable to the LTL and European transportation service offerings following the acquisitions of ND and Con-way. Cost of transportation and services typically represents a lower percentage of revenue in these service offerings than in our legacy asset-light transportation services. Cost of transportation and services is primarily attributable to the cost of providing or procuring freight transportation services for XPO customers, salaries paid to employee drivers in our full truckload and LTL businesses, and commissions paid to independent station owners in our global forwarding business.
Direct operating expense for 2016 was $4,594.1 million, or 31.4% as a percentage of revenue, compared to $2,367.0 million, or 31.0% as a percentage of revenue, for 2015. Direct operating expense increased primarily due to the acquisitions of ND and Con-way and growth to support the last mile business. Direct operating expenses are both fixed and variable expenses and consist of operating costs related to our contract logistics facilities, intermodal equipment lease expense, depreciation expense, maintenance and repair costs, property taxes, operating costs of our local drayage and last mile warehousing facilities, the direct costs related to the LTL service centers and European pallet network, such as direct labor, facilities and forklift trucks, and fixed terminal and cargo handling expenses. Operating costs of our contract logistics facilities consist mainly of personnel costs, facility and equipment expenses, materials and supplies, information technology expenses, depreciation expense and other operating expenses related to our contract logistics facilities. Intermodal equipment maintenance and repair costs consist of the costs related to the maintenance of the intermodal equipment fleet. Operating costs of our local drayage and last mile warehousing facilities consist mainly of personnel costs, rent, maintenance, utilities and other facility related costs. Operating costs of our LTL facilities consist mainly of personnel costs, rent and depreciation of service center equipment. Fixed terminal and cargo handling costs primarily relate to the fixed rent and storage expense charged by terminal operators.
Sales, general and administrative expense (“SG&A”) increased to $1,651.2 million in 2016 from $1,113.4 million in 2015 primarily due to SG&A associated with acquisitions. SG&A as a percentage of revenue decreased to 11.3% in 2016 as compared to 14.6% in 2015. The decrease is attributable to a reduction in acquisition-related costs, a change in the mix of the Company's business operations resulting from the acquisition of Con-way, and the cost saving measures being implemented as part of the integration of acquired businesses, particularly in our LTL service offering. SG&A consists of costs relating to customer acquisition, carrier procurement, billing, customer service, salaries and related expenses of the executive and administrative staff, acquisition-related costs, office expenses, technology services, professional fees and other purchased services relating to the aforementioned functions, and depreciation and amortization expense.
Foreign currency gain was $40.3 million in 2016 compared to foreign currency loss of $44.8 million in 2015. The gain in 2016 was primarily due to a $39.7 million gain on unrealized foreign currency option and forward contracts. The loss in 2015 was primarily due to $31.7 million foreign currency transaction and remeasurement losses on the cash held to purchase ND and a $9.7 million loss on the forward contract related to the ND acquisition.
The debt extinguishment loss of $69.7 million in 2016 includes $35.2 million from the redemption of the Senior Notes due 2019, $18.0 million from the refinancing of the Term Loan, and $16.5 million from the repurchase of Term Loan debt.
Interest expense for 2016 increased 66.6% to $361.1 million from $216.7 million in 2015. The increase in interest expense was primarily attributable to the increased indebtedness incurred by the Company in order to fund the 2015 acquisitions of Con-way and ND. Average total indebtedness increased approximately 72% from 2015 to 2016, consistent with the increase in interest expense.
Our effective income tax rates in 2016 and 2015 were 20.9% and 32.2%, respectively. The 2016 effective tax rate was lower than the U.S. statutory tax rate primarily due to a revaluation of deferred tax liabilities resulting from an enacted tax law change in France that lowers the statutory tax rate, a release of previously provided uncertain tax benefits due to a favorable non-U.S. tax audit settlement, and the recognition of excess tax benefits in 2016. The 2015 effective tax rate was lower than the U.S. statutory tax rate primarily due to a pretax book loss and changes in the geographic earnings mix. For both periods, the effective income tax rates reflect the Company’s intention to permanently reinvest earnings of its foreign subsidiaries.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Our consolidated revenue for 2015 increased 223.5% to $7,623.2 million from $2,356.6 million in 2014. This increase was driven largely by the acquisitions ND, Con-way, BTT and UX and the inclusion of a full year of results from the 2014 acquisitions of New Breed Holding Company (“New Breed”) and Simply Logistics, Inc. d/b/a Atlantic Central Logistics (“ACL”), as well as organic growth.
The increase in cost of transportation services of 145.1% from 2014 to 2015 was primarily the result of the acquisitions of ND, Con-way and BTT. As a percentage of revenue, cost of transportation and services decreased to 54.7% in 2015 compared to 72.2% in 2014, primarily as a result of a shift in the mix of our business with a more significant component of our revenue being attributable to our Logistics segment following the acquisitions of ND and Con-way. Cost of transportation and services typically represents a substantially lower percentage of revenue in our Logistics segment than in our Transportation segment due to the more limited proportional role of transportation services provided to our Logistics segment customers.
Direct operating expense for 2015 was $2,367.0 million, or 31.0% as a percentage of revenue, compared to $273.2 million, or 11.6% as a percentage of revenue, for 2014. Direct operating expense increased due to the acquisitions of ND and Con-way, and the inclusion of a full year of New Breed’s results.
SG&A expense increased by $690.9 million in 2015 compared to 2014. As a percentage of revenue, SG&A expense decreased to 14.6% in 2015 as compared to 17.9% in 2014. SG&A expense increased primarily due to SG&A expense associated with new acquisitions and increased intangible amortization related to acquisitions.
Foreign currency loss increased to $44.8 million from $0.4 million in 2014. The increase was primarily due to $31.7 million foreign currency transaction and remeasurement losses on the cash held to purchase ND and a $9.7 million loss on the forward contract related to the ND acquisition.
Interest expense for 2015 increased 351.5% to $216.7 million from $48.0 million in 2014. The increase in interest expense was primarily attributable to the increased indebtedness incurred by the Company in order to fund the 2015 acquisitions of Con-way and ND.
Our effective income tax rates in 2015 and 2014 were 32.2% and 29.1%, respectively. The effective tax rates were influenced by various non-deductible transaction costs and costs related to conversions of our convertible debt, the change in valuation allowances, and the mix of income among the various jurisdictions in which the Company does business. For both periods, our effective income tax rates reflect the Company’s intention and ability to permanently reinvest earnings of its foreign subsidiaries.
Transportation
Summary Financial Table
For the Year Ended December 31,

				Percent of Revenue
(Dollars in millions)	2016	2015	2014	2016	2015	2014
Revenue	$9,457.3	$4,924.4	$2,140.0	100.0%	100.0%	100.0%
Cost of transportation and services	6,796.4	3,718.8	1,701.8	71.9%	75.5%	79.5%
Direct operating expense	1,199.2	507.1	90.0	12.7%	10.3%	4.2%
SG&A expense
Salaries & benefits	560.2	340.7	175.0	5.9%	6.9%	8.2%
Other SG&A expense	153.6	129.4	56.4	1.6%	2.6%	2.6%
Purchased services	147.5	44.7	20.4	1.6%	0.9%	1.0%
Depreciation & amortization	162.4	132.1	77.5	1.7%	2.7%	3.6%
Total SG&A expense	1,023.7	646.9	329.3	10.8%	13.1%	15.4%
Operating income	$438.0	$51.6	$18.9	4.6%	1.1%	0.9%
Note: Total depreciation and amortization for the Transportation segment included in cost of transportation and services, direct operating expense and SG&A was $449.1 million, $226.5 million and $79.5 million for the years ended December 31, 2016, 2015, and 2014, respectively.
Transportation
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Revenue in our Transportation segment increased by 92.0% to $9,457.3 million in 2016 compared to $4,924.4 million in 2015. This increase was driven largely by the acquisitions of ND, Con-way, BTT and UX, as well as organic growth led by the last mile business.
The increase in cost of transportation services of 82.8% from 2015 to 2016 was primarily the result of the acquisitions of ND, Con-way and BTT. As a percentage of revenue, cost of transportation and services decreased to 71.9% in 2016 compared to 75.5% in 2015, primarily the result of lower relative cost of transportation and services within the total cost structure of the acquired asset-based businesses.
Direct operating expense for 2016 was $1,199.2 million, or 12.7% as a percentage of revenue, compared to $507.1 million, or 10.3% as a percentage of revenue, for 2015. Direct operating expense and the related percentage of revenue increased primarily due to the acquisitions of ND, Con-way, BTT and UX and growth to support the last mile business.
SG&A increased to $1,023.7 million in 2016 from $646.9 million in 2015. The increase in SG&A expense was primarily due to the contribution of SG&A associated with new acquisitions and transaction and integration costs. As a percentage of revenue, SG&A expense decreased to 10.8% in 2016 as compared to 13.1% in 2015 as a result of the cost saving measures being implemented as part of the integration of acquired businesses, particularly in our LTL service offering.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Revenue in our Transportation segment increased by 130.1% to $4,924.4 million in 2015 compared to $2,140.0 million in 2014. This increase was driven largely by the acquisitions of ND, Con-way, BTT and UX, as well as organic growth.
The increase in cost of transportation services of 118.5% from 2014 to 2015 was primarily the result of the acquisitions of ND, Con-way and BTT. As a percentage of revenue, cost of transportation and services decreased to 75.5% in 2015 compared to 79.5% in 2014, primarily the result of lower relative cost of transportation and services within the total cost structure of the acquired asset-based businesses.
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

Logistics
Summary Financial Table
For the Year Ended December 31,

				Percent of Revenue
(Dollars in millions)	2016	2015	2014	2016	2015	2014
Revenue	$5,323.9	$2,768.4	$216.6	100.0%	100.0%	100.0%
Cost of transportation and services	1,246.8	521.6	—	23.4%	18.8%	—%
Direct operating expense	3,395.5	1,859.5	183.2	63.8%	67.2%	84.6%
SG&A expense
Salaries & benefits	230.2	165.1	6.3	4.3%	6.0%	2.9%
Other SG&A expense	76.3	34.3	1.8	1.4%	1.2%	0.8%
Purchased services	79.4	39.3	1.1	1.5%	1.4%	0.5%
Depreciation & amortization	86.2	67.0	6.6	1.6%	2.4%	3.0%
Total SG&A expense	472.1	305.7	15.8	8.8%	11.0%	7.2%
Operating income	$209.5	$81.6	$17.6	4.0%	3.0%	8.2%
Note: Total depreciation and amortization for the Logistics segment included in cost of transportation and services, direct operating expense and SG&A was $192.3 million, $136.9 million and $16.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Logistics
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Revenue in our Logistics segment increased by 92.3% to $5,323.9 million in 2016 compared to $2,768.4 million in 2015. This increase was driven by the acquisitions of ND and Con-way.
The increase in cost of transportation services of 139.0% from 2015 to 2016 was primarily the result of the acquisitions of ND and Con-way. As a percentage of revenue, cost of transportation and services increased to 23.4% in 2016 compared to 18.8% in 2015, primarily as a result of the higher relative cost of transportation and services within the acquired businesses, which include managed transportation services that the Logistics segment did not previously provide.
Direct operating expense in 2016 was $3,395.5 million, or 63.8% as a percentage of revenue, compared to $1,859.5 million, or 67.2% as a percentage of revenue, in 2015. Direct operating expense increased due to the acquisitions of ND and Con-way, while direct operating expense as a percentage of revenue declined due to cost saving measures being implemented as part of the integration of acquired businesses.
SG&A increased to $472.1 million in 2016 from $305.7 million in 2015. The increase in SG&A was due to the contribution of SG&A associated with the acquisitions of ND and Con-way. As a percentage of revenue, SG&A expense decreased to 8.8% in 2016 compared to 11.0% in 2015. The decrease is attributable to a change in the mix of the Company’s business operations resulting from the acquisition of Con-way and the cost savings measures being implemented as part of the integration of acquired businesses.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Revenue in our Logistics segment increased by 1,178.1% to $2,768.4 million in 2015 compared to $216.6 million in 2014. This increase was driven by the acquisitions of ND and Con-way, and the inclusion of a full year of New Breed’s results.
The increase in cost of transportation services from 2014 to 2015 was primarily the result of the acquisitions of ND and Con-way. As a percentage of revenue, cost of transportation and services increased to 18.8% in 2015 compared to 0.0% in 2014, as a result of the acquisitions of ND and Con-way. New Breed, acquired by XPO in 2014, did not have cost of transportation and services.
Direct operating expense in 2015 was $1,859.5 million, or 67.2% as a percentage of revenue, compared to $183.2 million, or 84.6% as a percentage of revenue, in 2014. Direct operating expense increased due to the acquisitions of ND and Con-way, and the inclusion of a full year of New Breed's results.
SG&A expense increased to $305.7 million in 2015 from $15.8 million in 2014. The increase in SG&A expense was due to the contribution of SG&A associated with the acquisitions of ND and Con-way, and the inclusion of a full year of New Breed's results. As a percentage of revenue, SG&A expense increased to 11.0% in 2015 compared to 7.2% in 2015.

Liquidity and Capital Resources
Refinancing of Existing Term Loan
On August 17, 2016, the Company completed the pricing of a $1.6 billion refinancing of its existing term loan agreement. The term loan was issued at par with an interest rate of LIBOR plus 3.25%, with a 1.0% LIBOR floor, maturing on October 30, 2021. The proceeds were used to replace the Company's existing $1.6 billion term loan, which bore interest at LIBOR plus 4.5%, with a 1.0% LIBOR floor. The terms of the new term loan facility are otherwise substantially consistent with the term loan that was replaced.
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
Issuance of Senior Notes Due 2023
On August 25, 2016, the Company completed a private placement of $535.0 million in aggregate principal amount of 6.125% senior notes due September 1, 2023 (“Senior Notes due 2023”). The Senior Notes due 2023 bear interest at a rate of 6.125% per annum payable semiannually, in cash in arrears, on March 1 and September 1 of each year, commencing March 1, 2017 and mature on September 1, 2023.
Redemption of Senior Notes due 2019
On September 12, 2016 (the “Redemption Date”), the Company redeemed all of its outstanding 7.875% Notes due 2019 (the “2019 Notes”) issued under the Indenture, dated as of August 25, 2014, between XPO and The Bank of New York Mellon Trust Company, N.A., as Trustee. The redemption price for the 2019 Notes was 103.938% of the principal amount of the 2019 Notes, plus accrued and unpaid interest to, but excluding, the Redemption Date.
North American Truckload Operations
On October 27, 2016, pursuant to a Stock Purchase Agreement of the same date between the Company and a subsidiary of TransForce Inc. (“TransForce”), the Company divested its North American Truckload operations (formerly known as Con-way Truckload) for approximately $558.0 million cash consideration, subject to certain adjustments. On November 3, 2016, the Company used the proceeds from sale of the North American Truckload operations to repurchase $555.0 million of Term Loan debt at par.
General
As of December 31, 2016, we had $342.0 million of working capital, including cash and cash equivalents of $373.4 million, compared to working capital of $262.8 million, including cash and cash equivalents of $289.8 million, as of December 31, 2015. This increase of $79.2 million in working capital during the period was mainly due to an increase in cash and accounts receivable, partially offset by an increase in accrued expenses.
We continually evaluate our liquidity requirements, capital needs and the availability of capital resources based on our operating needs and our planned growth initiatives. In addition to using existing cash balances and net cash provided by operating activities, in certain circumstances we may use debt financings and issuances of equity or equity-related securities to fund our operating needs and growth initiatives. We believe that cash generated from operations, our existing cash balance, and availability of capacity to draw down under our ABL Facility will be sufficient to support our existing operations over the next 12 months.
Cash Flow
During 2016, the Company generated $625.4 million of cash from operations compared to $90.8 million generated in 2015 and $21.3 million used in 2014. Cash flows from operations increased in 2016 primarily due to the improvement in profitability. An increase in the Company's accounts receivable reduced our cash from operations by $153.7 million in 2016 compared to $7.8 million of cash provided in 2015.
Investing activities provided $142.0 million of cash in 2016 compared to $4,085.4 million used in 2015 and $858.3 million used in 2014. During 2016, the Company received $547.7 million from the sale of its North American Truckload operations, used $483.4 million of cash to purchase fixed assets and received $68.9 million from the sale of assets. During 2015, the Company used $3,887.0 million of cash in acquisitions, $249.0 million to purchase fixed assets and received $60.3 million from the sale of assets. During 2014, the Company used $814.0 million of cash in acquisitions and $44.6 million to purchase fixed assets.

Financing activities used $680.8 million in 2016 compared to $3,644.9 million generated in 2015 and $1,502.2 million generated in 2014. The primary use of cash in 2016 was the $1,889.2 million repurchase of debt and the $151.4 million repayment of debt and capital leases. The main source of cash from financing activities in 2016 was the $1,352.0 million of net proceeds from the issuance of long-term debt. In 2015, our primary source of cash was the $4,108.9 million of net proceeds from the issuance of long-term debt and $1,228.1 million of net proceeds from the issuance of preferred and common stock. The primary uses of cash from financing activities were the repayment of $1,215.6 million of debt and the purchase of the noncontrolling interest in ND of $459.7 million. During 2014, the Company received $1,097.4 million of net proceeds from the issuance of preferred and common stock and $489.6 million of net proceeds from the issuance of long-term debt.
Debt Facilities
On October 30, 2015, the Company entered into the Second Amended and Restated Revolving Loan Credit Agreement (the “ABL Facility”) among XPO and certain of XPO’s U.S. and Canadian wholly owned subsidiaries (which include the U.S. subsidiaries of the former Con-way), as borrowers, the other credit parties from time to time party thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as agent for such lenders. The ABL Facility replaced XPO’s existing Amended Credit Agreement, and, among other things, (i) increased the commitments under the ABL Facility to $1.0 billion, (ii) permitted the acquisition of Con-way and the transactions relating thereto, (iii) reduced the margin on loans under the ABL Facility by 0.25% from that contained in the existing Amended Credit Agreement and (iv) matures on October 30, 2020. Up to $350 million of the ABL Facility is available for issuance of letters of credit, and up to $50 million of the ABL Facility is available for swing line loans. At December 31, 2016, the Company had a borrowing base of $986.5 million and availability under the ABL Facility of $717.4 million after considering outstanding advances of $30.0 million and outstanding letters of credit of $239.1 million. As of December 31, 2016, the Company was in compliance with the ABL Facility’s financial covenants.
Contractual Obligations
The following table reflects our contractual obligations as of December 31, 2016:

(Dollars in millions)	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Capital leases payable	$101.9	$18.3	$34.5	$18.2	$30.9
Operating leases	2,144.3	542.1	737.3	385.6	479.3
Purchase commitments	158.6	59.0	70.8	28.8	—
Long-term debt	5,044.2	121.7	333.2	2,055.6	2,533.7
Interest on long-term debt	1,640.3	275.3	515.4	484.0	365.6
Total contractual cash obligations	$9,089.3	$1,016.4	$1,691.2	$2,972.2	$3,409.5
Actual amounts of contractual cash obligations may differ from estimated amounts due to changes in foreign currency exchange rates. We do not have any other material commitments that have not been disclosed elsewhere.
Off-Balance Sheet Arrangements
The Company guarantees the lease payments of certain tractor and trailer equipment utilized by subcontract carriers. These guarantees continue through the end of the lease of the equipment, which is typically four years. The maximum amount of the guarantee is limited to the amount of unpaid principal and interest. As of December 31, 2016, the maximum amount of these guarantees was approximately $20.8 million.
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
We review our estimates for, including but not limited to: defined benefit pension plans, recoverability of long-lived assets, income taxes, goodwill, and self-insurance accruals, on a regular basis and make adjustments based on historical experiences and existing and expected future conditions. These evaluations are performed and adjustments are made as information is available. Management believes that these estimates are reasonable and has discussed them with the audit committee of our board of directors. However, actual results could differ from these estimates. Note 2 to our Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a discussion of our critical accounting estimates.

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
Discount Rate
In determining the appropriate discount rate for the U.S. Plans (which consist of a primary qualified defined benefit pension plan and another qualified defined benefit pension plan (the “U.S. Qualified Plans”)) and non-qualified defined benefit pension plans (collectively, the “U.S. Non-Qualified Pension Plans” and together with the U.S. Qualified Plans, the “U.S. Plans”)), we are assisted by actuaries who utilize a yield-curve model based on a universe of high-grade corporate bonds (rated AA or better by Moody's or S&P rating services). The model determines a single equivalent discount rate by applying the yield curve to expected future benefit payments.
In determining the appropriate discount rate for the UK Plan, we are assisted by consultants who utilize a yield-curve model based on the iBoxx universe of high-grade corporate bonds (rated AA or better by Moody’s, S&P or Fitch rating services). The model determines a single equivalent discount rate by applying the yield curve to expected future benefit payments.
The discount rates used in determining the benefit obligation are as follows:

	2016	2015
U.S. Plans	4.35%	4.65%
UK Plan	2.70%	3.75%
Rate of Return on Plan Assets
For the U.S. Qualified Plans, we set the expected return on plan assets using current market expectations and historical returns. The expected return on plan assets is based on estimates of long-term expected returns and considers the plans' anticipated asset allocation over the course of the next year. The expected return includes the effect of actively managing the plan assets, and is net of fees and expenses. The plan assets are managed pursuant to a long-term allocation strategy that seeks to mitigate the plans' funded status volatility by increasing the plans' investment in fixed-income investments over time. This strategy was developed by analyzing a variety of diversified asset-class combinations in conjunction with the projected liabilities of the plans. For the year ended December 31, 2016, our expected return on plan assets was $88.4 million for U.S. Qualified Plans and $58.4 million for the UK Plan, compared to the actual return on plan assets of $140.8 million for U.S. Qualified Plans and $291.4 million for the UK Plan. The actual annualized return on plan assets for the U.S. Qualified Plans for the year ended December 31, 2016 was approximately 9%, which was above the expected return on asset assumption for the year as a result of strong performance of the fixed income portfolio, which made up approximately three-fourths of total plan assets. The actual annualized return on plan assets for the UK Plan for the year ended December 31, 2016 was approximately 24%, which was above the expected return on asset assumption for the year as a result of strong performance across all asset classes.
For the UK Plan, we set the expected return on plan assets using market expectations and historical returns. The expected return on plan assets is based on estimates of long-term expected returns and considers the plans’ anticipated asset allocation over the course of the next year. The expected return includes the effect of actively managing the plan assets and is net of fees and expenses.
Actuarial Gains and Losses
Changes in the discount rate and/or differences between the expected and actual rate of return on plan assets results in unrecognized actuarial gains or losses. For our defined benefit pension plans, accumulated unrecognized actuarial losses were $35.8 million for the U.S. Plans and $28.9 million for the UK Plan at December 31, 2016. The portion of the unrecognized actuarial gain/loss that exceeds 10% of the greater of the projected benefit obligation or the fair value of plan assets at the beginning of the year is amortized and recognized as income/expense over the estimated average remaining life expectancy of plan participants.
Effect on Operating Results
The effects of the defined benefit pension plans on our operating results consist primarily of the net effect of the interest cost on plan obligations for the U.S. Plans and the UK Plan and the expected return on plan assets for the funded defined benefit pension plans. We estimate that the defined benefit pension plans will result in annual income of $15.4 million for the U.S. Plans and $26.0 million for the UK Plan in 2017. We recognized net periodic benefit income of $27.5 million in 2016 and $8.2 million in 2015.

Significant Assumption Sensitivity
The sensitivity analysis below shows the effect on 2017 estimated net periodic benefit income from a 25 basis point change in the assumed discount rate:

(Dollars in millions)	25 Basis Point Increase		25 Basis Point Decrease
Discount rate	U.S. Plans	UK Plan	U.S. Plans	UK Plan
Effect on 2017 estimated net periodic benefit expense (income)	$4.5	$3.1	$(4.5)	$(3.1)
The sensitivity analysis below shows the effect on 2017 estimated net periodic benefit income from a 25 basis point change in the expected return on plan assets:

(Dollars in millions)	25 Basis Point Increase		25 Basis Point Decrease
Expected return on plan assets	U.S. Qualified Plans	UK Plan	U.S. Qualified Plans	UK Plan
Effect on 2017 estimated net periodic benefit expense (income)	$(4.3)	$(3.0)	$4.3	$3.0
Funding
In determining the amount and timing of pension contributions for the U.S. Plans, we consider our cash position, the funded status as measured by the Pension Protection Act of 2006 (the “PPA”) and generally accepted accounting principles, and the tax deductibility of contributions, among other factors. We made contributions of $5.4 million and $0.9 million to the U.S. Non-Qualified Plans in 2016 and 2015, respectively. We estimate that we will make $5.4 million of contributions to the U.S. Non-Qualified Plans in 2017. We made no contributions to the U.S. Qualified Plans in 2016 and 2015. We do not anticipate making any contributions to the U.S. Qualified Plans in 2017.
For the UK Plan, the amount and timing of pension contributions is determined in accordance with UK pension codes and trustee negotiations. We made contributions of $14.2 million and $10.3 million to the UK Plan in 2016 and 2015, respectively. We estimate that we will make $12.7 million of contributions to the UK Plan in 2017.
The impact of plan amendments and actuarial gains and losses are recorded in accumulated other comprehensive income/loss, and are generally amortized as a component of net periodic benefit cost over the remaining service period of the active employees covered by the defined benefit pension plans. Unamortized gains and losses are amortized only to the extent they exceed 10% of the higher of the fair value of plan assets or the projected benefit obligation of the respective plan. For additional information, refer to Note 10—Employee Benefit Plans.
Recoverability of Long-Lived Assets
The depreciation or amortization of our capital assets over their estimated useful lives, and the determination of any salvage values, requires management to make judgments about future events. Because we utilize many of our capital assets over relatively long periods, we periodically evaluate whether adjustments to our estimated service lives or salvage values are necessary to ensure these estimates properly match the economic use of the asset. This evaluation may result in changes in the estimated lives and residual values used to depreciate our tractors, trailers and other equipment. These estimates affect the amount of depreciation expense recognized in a period and, ultimately, the gain or loss on the disposal of the asset. Changes in the estimated lives of assets will result in an increase or decrease in the amount of depreciation recognized in future periods and could have a material impact on our results of operations. Historically, gains and losses on disposals of operating equipment have not been material. However, such amounts may differ materially in the future due to changes in business levels, technological obsolescence, accident frequency, regulatory changes and other factors beyond our control.
Income Taxes
Our annual effective tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. We review our tax positions quarterly as new information becomes available. Our income tax rate is affected by the mix of income between our domestic and foreign operations. In general, deferred tax liabilities have not been recorded for foreign earnings because it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. Due to the uncertainty caused by various methods in which such earnings could be repatriated, it is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.
Deferred income tax assets represent amounts available to reduce income taxes payable in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing all available evidence, including the reversal of the deferred tax liabilities, carrybacks available and historical and projected pre-tax profits generated by our operations. These sources of income rely heavily on estimates. The future settlement of deferred tax liabilities, which will enable the Company to realize its existing deferred tax assets when they reverse, was the most significant factor in our determination of the valuation allowance under the “more likely than not” criteria. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.
Evaluation of Goodwill Impairment
Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. Goodwill is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Application of the goodwill impairment test requires judgment, including: the identification of reporting units; assignment of assets and liabilities to reporting units; assignment of goodwill to reporting units; and a determination of the fair value of each reporting unit.
We estimate the fair value of our reporting units using an income approach based on the present value of estimated future cash flows. We review goodwill for impairment utilizing a two-step process. The first step of the impairment test requires a comparison of the fair value of each of our reporting units' net assets to the respective carrying value of net assets. If the carrying value of a reporting unit's net assets is less than its fair value, no indication of impairment exists and a second step is not performed. If the carrying amount of a reporting unit's net assets is higher than its fair value, there is an indication that an impairment may exist and a second step must be performed. In the second step, the impairment is calculated by comparing the implied fair value of the reporting unit's goodwill (as if purchase accounting were performed on the testing date) with the carrying amount of the goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess and charged to operations.
Inherent in our preparation of cash flow projections are assumptions and estimates derived from a review of our operating results, business plans, expected growth rates, cost of capital and tax rates. We also make certain forecasts about future economic conditions, interest rates and other market data. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates may change in future periods. Changes in assumptions or estimates could materially affect the estimate of the fair value of a reporting unit, and therefore could affect the likelihood and amount of potential impairment.
We completed our goodwill impairment test for our identified reporting units as of August 31, 2016. Based on the analysis prepared, the fair value of our reporting units substantially exceeded the carrying value at the testing date.
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
Interest Rate Risk
Term Loan Facility. At December 31, 2016, we had outstanding $1,481.9 million aggregate principal amount on our Term Loan Facility. The interest rate fluctuates based on LIBOR or a Base Rate, as defined in the agreement, plus an applicable margin of 3.25%, in the case of LIBOR loans, and 2.25%, in the case of Base Rate loans. A hypothetical 100-basis-point increase in the interest rate would increase our annual interest expense by $14.8 million.
ABL Facility. We have exposure to changes in interest rates on our ABL Facility. The interest rates on our ABL Facility fluctuate based on LIBOR or a Base Rate plus an applicable margin. Assuming our $1.0 billion ABL Facility was fully drawn at

December 31, 2016, a hypothetical 100-basis-point change in the interest rate would have increased our annual interest expense by $7.5 million.
Asset Financing. At December 31, 2016, we had outstanding $145.0 million aggregate principal amount of Asset Financing. While most of the Asset Financing has floating interest rates that subjects us to risk resulting from changes in short-term (primarily Euribor) interest rates, we use interest rate swaps (exchanging a variable rate for a fixed rate) to manage the fixed and floating interest rate mix of our Asset Financing and limit our exposure to interest rate risk.
Foreign Currency Exchange Risk
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
As of December 31, 2016, a uniform 10% strengthening in the value of the USD relative to the EUR would have resulted in a decrease in net assets of approximately $34.1 million. As of December 31, 2016, a uniform 10% strengthening in the value of the USD relative to the GBP would have resulted in a decrease in net assets of approximately $40.1 million. These theoretical calculations assume that an instantaneous, parallel shift in exchange rates occurs, which is not consistent with our actual experience in foreign currency transactions. Fluctuations in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' services become more or less attractive. The sensitivity analysis of the impact of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.
Commodity Price Risk
We are exposed to the impact of market fluctuations in the price of diesel fuel purchased for use in Company-owned vehicles. During the year ended December 31, 2016, diesel prices varied by 24.5% in France, 24.7% in the United Kingdom, and 30.6% in the United States. However, the Company includes price adjustment clauses or cost-recovery mechanisms in many of its customer contracts in the event of a change in the fuel purchase price. The clauses mean that substantially all fluctuations in the purchase price of diesel, except for short-term economic fluctuations, can be passed on to customers in the sales price. Therefore, a hypothetical 10% change in the price of diesel would not be expected to materially alter our financial performance over the long term.
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements and supplementary data of the Company required by this Item are included at Part IV, Item 15 of this Annual Report on Form 10-K and are incorporated herein by reference.
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.     CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
As of December 31, 2016, our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of December 31, 2016 were effective.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2016.
KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an audit report, which is included elsewhere within this Form 10-K, on the effectiveness of our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
Except as described below, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. During the quarter ended December 31, 2016, we completed the control integration for our 2015 acquisitions of UX Specialized Logistics, LLC, Bridge Terminal Transport Services, Inc., Norbert Dentressangle SA, and Con-way Inc.
ITEM 9B.     OTHER INFORMATION
Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 of Part III of Form 10-K (other than certain information required by Item 401 of Regulation S-K with respect to our executive officers, which is provided under Item 1 of Part I of this Annual Report on Form 10-K) will be set forth in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.
We have adopted a Code of Business Ethics (the “Code”), which is applicable to our principal executive officer, principal financial officer, principal accounting officer and other senior officers. The Code is available on our website at www.xpo.com, under the heading “Corporate Governance” within the “Investors” tab. In the event that we amend or waive any of the provisions of the Code that relate to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, we intend to disclose the same on our website at the web address specified above.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 of Part III of Form 10-K will be set forth in our Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 of Part III of Form 10-K, including information regarding security ownership of certain beneficial owners and management and information regarding securities authorized for issuance under equity compensation plans, will be set forth in our Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 13 of Part III of Form 10-K will be set forth in our Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 of Part III of Form 10-K will be set forth in our Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

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
Exhibits
The exhibits listed on the accompanying Exhibit Index starting on page 85 of this Annual Report on Form 10-K are filed or incorporated by reference as part of this Annual Report on Form 10-K and such Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
February 28, 2017

XPO LOGISTICS, INC.

By:	/s/ Bradley S. Jacobs
Bradley S. Jacobs
(Chairman of the Board of Directors and Chief Executive Officer)

By:	/s/ John J. Hardig
John J. Hardig
(Chief Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Bradley S. Jacobs	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 28, 2017
Bradley S. Jacobs
/s/ John J. Hardig	Chief Financial Officer (Principal Financial Officer)	February 28, 2017
John J. Hardig
/s/ Lance A. Robinson	Global Chief Accounting Officer (Principal Accounting Officer)	February 28, 2017
Lance A. Robinson
/s/ Gena L. Ashe	Director	February 28, 2017
Gena L. Ashe
/s/ Louis DeJoy	Director	February 28, 2017
Louis DeJoy
/s/ Michael G. Jesselson	Director	February 28, 2017
Michael G. Jesselson
/s/ Adrian P. Kingshott	Director	February 28, 2017
Adrian P. Kingshott
/s/ Jason D. Papastavrou	Director	February 28, 2017
Jason D. Papastavrou
/s/ Oren G. Shaffer	Director	February 28, 2017
Oren G. Shaffer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
XPO Logistics, Inc.:
We have audited the accompanying consolidated balance sheets of XPO Logistics, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, cash flows and changes in equity for each of the years in the three-year period ended December 31, 2016. We also have audited XPO Logistics, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). XPO Logistics, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on XPO Logistics, Inc.’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XPO Logistics, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, XPO Logistics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ KPMG LLP
Charlotte, North Carolina
February 28, 2017

XPO Logistics, Inc.
Consolidated Balance Sheets

	December 31,
(In millions, except share and per share data)	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$373.4	$289.8
Accounts receivable, net of allowances of $26.3 and $16.9, respectively	2,313.3	2,266.4
Other current assets	386.9	401.0
Total current assets	3,073.6	2,957.2
Property and equipment, net of $589.9 and $209.3 in accumulated depreciation, respectively	2,537.4	2,852.2
Goodwill	4,325.8	4,610.6
Identifiable intangible assets, net of $377.1 and $210.2 in accumulated amortization, respectively	1,534.7	1,876.5
Deferred tax asset	2.7	113.6
Other long-term assets	224.2	233.1
Total long-term assets	8,624.8	9,686.0
Total assets	$11,698.4	$12,643.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,056.3	$1,063.7
Accrued expenses	1,382.1	1,291.8
Current maturities of long-term debt	136.5	135.3
Other current liabilities	156.7	203.6
Total current liabilities	2,731.6	2,694.4
Long-term debt	4,731.5	5,272.6
Deferred tax liability	572.4	933.3
Employee benefit obligations	251.4	312.6
Other long-term liabilities	373.9	369.5
Total long-term liabilities	5,929.2	6,888.0
Stockholders’ equity:
Convertible perpetual preferred stock, $.001 par value; 10,000,000 shares authorized; 72,235 and 72,885 of Series A shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	41.6	42.0
Common stock, $.001 par value; 300,000,000 shares authorized; 111,087,027 and 109,523,493 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	0.1	0.1
Additional paid-in capital	3,244.9	3,212.3
Accumulated deficit	(392.9)	(465.0)
Accumulated other comprehensive loss	(193.7)	(72.3)
Total stockholders’ equity before noncontrolling interests	2,700.0	2,717.1
Noncontrolling interests	337.6	343.7
Total equity	3,037.6	3,060.8
Total liabilities and equity	$11,698.4	$12,643.2

See accompanying notes to consolidated financial statements.

XPO Logistics, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
(In millions, except per share data)	2016	2015	2014
Revenue	$14,619.4	$7,623.2	$2,356.6
Operating expenses
Cost of transportation and services	7,886.0	4,171.4	1,701.8
Direct operating expense	4,594.1	2,367.0	273.2
Sales, general and administrative expense	1,651.2	1,113.4	422.5
Total operating expenses	14,131.3	7,651.8	2,397.5
Operating income (loss)	488.1	(28.6)	(40.9)
Other expense (income)	(9.2)	(7.6)	0.4
Foreign currency loss (gain)	(40.3)	44.8	0.4
Debt extinguishment loss	69.7	—	—
Interest expense	361.1	216.7	48.0
Income (loss) before income tax provision (benefit)	106.8	(282.5)	(89.7)
Income tax provision (benefit)	22.3	(90.9)	(26.1)
Net income (loss)	84.5	(191.6)	(63.6)
Net (income) loss attributable to noncontrolling interests	(15.5)	0.5	—
Net income (loss) attributable to XPO	$69.0	$(191.1)	$(63.6)

Earnings per share data:
Net income (loss) attributable to common shareholders (Note 16)	$63.1	$(245.9)	$(107.4)

Basic earnings (loss) per share (Note 16)	$0.57	$(2.65)	$(2.00)
Diluted earnings (loss) per share (Note 16)	$0.53	$(2.65)	$(2.00)

Weighted-average common shares outstanding
Basic weighted-average common shares outstanding	110.2	92.8	53.6
Diluted weighted-average common shares outstanding	122.8	92.8	53.6
See accompanying notes to consolidated financial statements.

XPO Logistics, Inc.
Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
(In millions)	2016	2015	2014
Net income (loss)	$84.5	$(191.6)	$(63.6)

Other comprehensive income (loss)
Foreign currency translation losses	$(137.7)	$(68.5)	$—
Unrealized gains (losses) on financial assets/liabilities designated as hedging instruments, net of tax effect of $0.1, $2.2 and $0.0	(7.1)	6.9	—
Change in defined benefit plans liability, net of tax benefit of $3.7, $9.8 and $0.0	4.7	(17.0)	—
Other comprehensive loss	(140.1)	(78.6)	—
Comprehensive loss	$(55.6)	$(270.2)	$(63.6)
Less: Comprehensive loss attributable to noncontrolling interests	3.2	6.8	—
Comprehensive loss attributable to XPO	$(52.4)	$(263.4)	$(63.6)

See accompanying notes to consolidated financial statements.

XPO Logistics, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2016	2015	2014
Operating activities
Net income (loss)	$84.5	$(191.6)	$(63.6)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	643.4	364.9	98.3
Stock compensation expense	54.5	27.9	7.5
Accretion of debt	17.0	6.4	7.3
Deferred tax benefit	(20.9)	(91.9)	(30.0)
Loss on extinguishment of debt	69.7	—	—
Unrealized (gain) loss on foreign currency option and forward contracts	(39.7)	1.0	—
Other	7.4	9.4	11.2
Changes in assets and liabilities:
Accounts receivable	(153.7)	7.8	(143.9)
Other assets	17.2	(35.3)	9.2
Accounts payable	1.7	(51.3)	53.9
Accrued expenses and other liabilities	(55.7)	43.5	28.8
Cash flows provided (used) by operating activities	625.4	90.8	(21.3)
Investing activities
Acquisition of businesses, net of cash acquired	—	(3,887.0)	(814.0)
Proceeds from sale of business, net of $10.5 cash divested	547.7	—	—
Loss on forward contract related to acquisition	—	(9.7)	—
Payment for purchases of property and equipment	(483.4)	(249.0)	(44.6)
Proceeds from sale of assets	68.9	60.3	—
Other	8.8	—	0.3
Cash flows provided (used) by investing activities	142.0	(4,085.4)	(858.3)
Financing activities
Proceeds from preferred stock and common stock offerings	—	1,260.0	1,131.3
Payment for equity issuance costs	—	(31.9)	(33.9)
Proceeds from issuance of long-term debt	1,377.8	4,151.8	500.0
Payment of debt issuance costs	(25.8)	(42.9)	(10.4)
Repurchase of debt	(1,889.2)	—	—
Repayment of long-term debt and capital leases	(151.4)	(1,215.6)	—
Proceeds from borrowings on revolving credit facility	360.0	—	130.0
Repayment of borrowings on revolving credit facility	(330.0)	—	(205.0)
Bank overdrafts	(16.5)	(12.3)	—
Purchase of noncontrolling interests	(1.4)	(459.7)	—
Dividends paid	(5.4)	(2.8)	(2.9)
Other	1.1	(1.7)	(6.9)
Cash flows provided (used) by financing activities	(680.8)	3,644.9	1,502.2
Effect of exchange rates on cash	(3.0)	(4.6)	—
Net increase (decrease) in cash	83.6	(354.3)	622.6
Cash and cash equivalents, beginning of year	289.8	644.1	21.5
Cash and cash equivalents, end of year	$373.4	$289.8	$644.1
Supplemental disclosure of cash flow information:
Cash paid for interest	$363.1	$168.2	$19.0
Cash paid for income taxes	$40.7	$14.5	$2.3
See accompanying notes to consolidated financial statements.

XPO Logistics, Inc.
Consolidated Statements of Changes in Equity
For the Three Years Ended December 31, 2016, 2015 and 2014

(Shares in thousands, dollars in millions)	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2013	74	$42.7	—	$—	30,583	$—	(45)	$(0.1)	$525.0	$(111.7)	$—	$455.9	$—	$455.9
Net loss	—	—	—	—	—	—	—	—	—	(63.6)	—	(63.6)	—	$(63.6)
Exercise and vesting of stock compensation awards	—	—	—	—	293	—	—	—	(4.5)	—	—	(4.5)	—	$(4.5)
Conversion of Series A preferred stock to common stock	(1)	(0.5)	—	—	120	—	—	—	0.5	—	—	—	—	$—
Proceeds from issuance of preferred stock, net of issuance costs	—	—	400	363.6	—	—	—	—	—	—	—	363.6	—	$363.6
Conversion of Series B preferred stock to common stock	—	—	(400)	(363.6)	12,128	—	—	—	363.6	—	—	—	—	$—
Deemed distribution for recognition of beneficial conversion feature on preferred stock	—	—	—	—	—	—	—	—	40.9	(40.9)	—	—	—	$—
Proceeds from common stock offering, net of issuance costs	—	—	—	—	27,953	0.1	—	—	733.7	—	—	733.8	—	$733.8
Issuance of common stock for acquisitions	—	—	—	—	4,704	—	45	0.1	138.1	—	—	138.2	—	$138.2
Issuance of common stock upon conversion of senior notes, net of tax	—	—	—	—	1,641	—	—	—	27.1	—	—	27.1	—	$27.1
Dividend paid	—	—	—	—	—	—	—	—	—	(2.9)	—	(2.9)	—	$(2.9)
Stock compensation expense	—	—	—	—	—	—	—	—	7.5	—	—	7.5	—	$7.5
Balance at December 31, 2014	73	42.2	—	—	77,422	0.1	—	—	1,831.9	(219.1)	—	1,655.1	—	$1,655.1
See accompanying notes to consolidated financial statements.

XPO Logistics, Inc.
Consolidated Statements of Changes in Equity (continued)
For the Three Years Ended December 31, 2016, 2015 and 2014

	Series A Preferred Stock		Series C Preferred Stock		Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2014	73	$42.2	—	$—	77,422	$0.1	$1,831.9	$(219.1)	$—	$1,655.1	$—	$1,655.1
Net loss	—	—	—	—	—	—	—	(191.1)	—	(191.1)	(0.5)	$(191.6)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(72.3)	(72.3)	(6.3)	$(78.6)
Transfer to noncontrolling interest from redeemable noncontrolling interest	—	—	—	—	—	—	4.2	—	—	4.2	320.4	$324.6
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	30.1	$30.1
Exercise and vesting of stock compensation awards	—	—	—	—	683	—	2.9	—	—	2.9	—	$2.9
Conversion of Series A preferred stock to common stock	—	(0.2)	—	—	64	—	0.2	—	—	—	—	$—
Proceeds from issuance of preferred stock, net of issuance costs	—	—	563	548.5	—	—	—	—	—	548.5	—	$548.5
Conversion of Series C preferred stock to common stock	—	—	(563)	(548.5)	12,501	—	548.5	—	—	—	—	$—
Deemed distribution for recognition of beneficial conversion feature on preferred stock	—	—	—	—	—	—	52.0	(52.0)	—	—	—	$—
Proceeds from common stock offering, net of issuance costs	—	—	—	—	15,499	—	679.6	—	—	679.6	—	$679.6
Issuance of common stock for acquisitions	—	—	—	—	38	—	1.5	—	—	1.5	—	$1.5
Awards assumed in acquisition	—	—	—	—	—	—	17.6	—	—	17.6	—	$17.6
Issuance of common stock upon conversion of convertible senior notes, net of tax	—	—	—	—	3,316	—	55.6	—	—	55.6	—	$55.6
Dividend paid	—	—	—	—	—	—	—	(2.8)	—	(2.8)	—	$(2.8)
Stock compensation expense	—	—	—	—	—	—	18.3	—	—	18.3	—	$18.3
Balance at December 31, 2015	73	$42.0	—	$—	109,523	$0.1	$3,212.3	$(465.0)	$(72.3)	$2,717.1	$343.7	$3,060.8
Net income	—	—	—	—	—	—	—	69.0	—	69.0	15.5	$84.5
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(121.4)	(121.4)	(18.7)	$(140.1)
Repurchase of noncontrolling interest	—	—	—	—	—	—	2.6	—	—	2.6	—	$2.6
Exercise and vesting of stock compensation awards	—	—	—	—	1,298	—	(1.5)	—	—	(1.5)	—	$(1.5)
Conversion of Series A preferred stock to common stock	(1)	(0.4)	—	—	93	—	0.4	—	—	—	—	$—
Issuance of common stock upon conversion of convertible senior notes, net of tax	—	—	—	—	173	—	2.8	—	—	2.8	—	$2.8
Dividend paid	—	—	—	—	—	—	—	(3.2)	—	(3.2)	(2.9)	$(6.1)
Adoption of stock compensation standard	—	—	—	—	—	—	1.3	6.3	—	7.6	—	$7.6
Stock compensation expense	—	—	—	—	—	—	27.0	—	—	27.0	—	$27.0
Balance at December 31, 2016	72	$41.6	—	$—	111,087	$0.1	$3,244.9	$(392.9)	$(193.7)	$2,700.0	$337.6	$3,037.6

See accompanying notes to consolidated financial statements.

XPO Logistics, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014
1. Organization
Nature of Operations
XPO Logistics, Inc. and its subsidiaries (“XPO” or the “Company”) use an integrated network of people, technology and physical assets to help customers manage their goods more efficiently throughout their supply chains. The Company’s customers are multinational, national, mid-size and small enterprises, and include many of the most prominent companies in the world. XPO runs its business on a global basis, with two reportable segments: Transportation and Logistics.
In the Transportation segment, the Company provides multiple services to facilitate the movement of raw materials, parts and finished goods. The Company accomplishes this by using its proprietary transportation technology, third-party carriers and Company-owned trucks. XPO’s transportation services include: freight brokerage, last mile, less-than-truckload (“LTL”), full truckload, and global forwarding services. Freight brokerage, last mile, and global forwarding are all non-asset or asset-light businesses. LTL and full truckload are asset-based.
In the Logistics segment, referred to as supply chain, the Company provides a range of contract logistics services, including highly engineered and customized solutions, value-added warehousing and distribution, cold chain solutions and other inventory management solutions. The Company performs e-commerce fulfillment, order personalization, warehousing, reverse logistics, storage, factory support, aftermarket support, manufacturing, distribution, packaging and labeling, as well as supply chain optimization services such as production flow management.
2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The preparation of the consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenue and expense during the reporting period. Estimates have been prepared on the basis of the most current and best available information, but actual results could differ materially from those estimates. Intercompany transactions have been eliminated in the consolidated financial statements. The results of operations of acquired companies are included in the Company’s results from the closing date of the acquisition and forward. Income or loss attributable to noncontrolling interests is deducted from net income/loss to determine net income/loss attributable to XPO.
Consolidation
The Company's financial statements consolidate all of its affiliates in which it has either a majority voting interest or a controlling financial interest, most often because the Company has the power to direct the activities that significantly affect the variable interest entity’s (“VIE”) economic performance, including having operational control over each VIE and operating the VIEs under the XPO brand or policies.
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
Associated companies are unconsolidated VIE's and other entities in which the Company does not have a controlling financial interest, but over which it has significant influence, most often because the Company holds a voting interest of 20% to 50%. Associated companies are accounted for as equity method investments. Results of operations of associated companies are presented on a one-line basis, net of tax, in other income/expense. Investments in, and advances to, associated companies are presented on a one-line basis in the other long-term assets line item in the consolidated balance sheet, net of allowance for losses, which represents the Company's best estimate of probable losses inherent in such assets.
Reclassifications
Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year’s presentation. For the years ended December 31, 2015 and 2014, gains and losses on foreign currency option and forward contracts were reclassified from other expense/income to foreign currency loss/gain to conform to the 2016 presentation. The amount reclassified from other expense to foreign currency loss for the year ended December 31, 2015 was $10.7 million. There was no impact on net income (loss) as a result of these reclassifications.
Significant Accounting Policies
Revenue Recognition
In the Company’s Transportation segment, with the exception of the LTL business, revenue is recognized at the point in time when delivery is complete and the shipping terms of the contract have been satisfied. Related costs of delivery and service are accrued and expensed in the same period the associated revenue is recognized. For the Company’s LTL business, revenue is recognized based on relative transit time and expenses are recognized as incurred.
In the Company’s Logistics segment, revenue is recognized based on specific, objective criteria which, as discussed below, are identified within the provisions of each contract. Related costs of delivery and service are accrued and expensed in the same period the associated revenue is recognized. Under certain supply chain contracts, billings in excess of revenue recognized are recorded as unearned revenue. Unearned revenue is recognized over the remaining contract period as services are provided. In addition, the Company has deferred certain recoverable direct and incremental costs related to the setup of logistics operations under long-term contracts. These deferred setup costs are recognized as expense over the contract term.
The Company’s Logistics segment recognizes a significant portion of its revenue based on objective criteria that do not require significant estimates or uncertainties. Revenue on cost-reimbursable contracts is recognized by applying a factor to costs as incurred, such factor being determined by the contract provisions. Revenue on unit-price contracts is recognized at the contractual selling prices or as work is completed. Revenue on time and material contracts is recognized at the contractual rates as the labor hours and direct expenses are incurred. Revenue from fixed-price contracts is recognized as services are provided, unless revenue is earned and obligations fulfilled in a different pattern. Certain contracts provide for labor handling charges to be billed for both incoming and outgoing handling of goods at the time the goods are received in a warehouse. For these contracts, revenue is recognized upon receipt for the amounts representing handling of incoming goods and deferred revenue is recorded for the performance of services related to the handling of outgoing goods, which is recognized once the related goods leave the warehouse. Storage revenue is recognized as it is earned based on the length of time the related product is stored in the warehouse. Generally, the contracts contain provisions for adjustments to future pricing based upon changes in volumes, services and other market conditions, such as inflation. Revenue relating to such incentive or contingency payments is recorded when the contingency is satisfied and the Company concludes the amounts are earned.
For all lines of business (other than the Company’s managed expedited freight business and the Company’s Logistics segment with respect to those transactions where its contract logistics business is serving as the customer’s agent in arranging purchased transportation), the Company reports revenue on a gross basis because XPO is the principal in the transaction. For those lines of business where the Company acts as an agent, revenue is recognized on a net basis.
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
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the contractual amount. The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical collection experience, the age of the accounts receivable balances, credit quality of the Company’s customers, any specific customer collection issues that have been identified, current economic conditions, and other factors that may affect the customers’ ability to pay. The Company writes off accounts receivable balances that have aged significantly once all collection efforts have been exhausted and the receivables are no longer deemed collectible from the customer.

The rollforward of the allowance for doubtful accounts is as follows:

	Year Ended December 31,
(In millions)	2016	2015	2014
Beginning balance	$16.9	$9.8	$3.5
Provision, charged to expense	15.1	12.9	6.9
Write-offs, less recoveries, and other adjustments	(5.7)	(5.8)	(0.6)
Ending balance	$26.3	$16.9	$9.8
Other Current Assets
Other current assets is comprised of the following:

	December 31,
(In millions)	2016	2015
Prepaid expenses	$110.5	$142.3
Value-added tax and income tax receivables	91.2	115.8
Materials and supplies	40.1	48.9
Foreign currency option and forward contracts	18.8	—
Other current assets	126.3	94.0
Total Other Current Assets	$386.9	$401.0
Property and Equipment
Property and equipment are generally recorded at cost, or in the case of acquired property and equipment, at fair value at the date of acquisition. Maintenance and repair expenditures are charged to expense as incurred. When assets are sold, the applicable costs and accumulated depreciation are removed from the accounts, and any gain or loss is included in income. For internally-developed software, all costs incurred in the planning and evaluation stage of internally-developed computer software are expensed as incurred. Costs incurred during the application development stage are capitalized and included in property and equipment. Capitalized internally-developed software also includes the fair value of acquired internally-developed technology.
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
Asset Retirement Obligations
A liability for an asset retirement obligation (“ARO”) is recorded in the period in which it is incurred. When an ARO liability is initially recorded, the Company capitalizes the cost by increasing the carrying amount of the related long-lived asset. For each subsequent period, the liability is increased for accretion expense and the capitalized cost is depreciated over the useful life of the related asset.
Goodwill
Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. The Company performs an annual impairment test for goodwill as of August 31 unless events or circumstances indicate impairment of goodwill may have occurred before that time. The Company may first choose to perform a qualitative evaluation of the likelihood of goodwill impairment. If the Company determines a quantitative evaluation is necessary, the goodwill at the reporting unit is subject to a two-step impairment test. The first step compares the book value of a reporting unit, including goodwill, with its fair value. If the book value of a reporting unit exceeds its fair value, the Company completes the second step in order to determine the amount of goodwill impairment loss that should be recorded. The Company determines fair values for each of the reporting units using an income approach. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The Company uses its internal forecasts to estimate future cash flows and includes an estimate of long-term future growth rates based on its most recent views of the long-term outlook for the business. For the periods presented, the Company did not recognize any goodwill impairment as the estimated fair value of its reporting units with goodwill exceeded the book value of these reporting units. The Company completed its goodwill impairment test for the identified reporting units as of August 31, 2016.
Intangible Assets
The Company’s intangible assets subject to amortization consist of customer relationships, trade names, and non-compete agreements. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. The Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. For the periods presented, the Company did not recognize any impairment of the identified intangible assets. Intangible assets are amortized on a straight-line basis or on a basis consistent with the pattern in which the economic benefits are realized. The range of estimated useful lives and the weighted-average useful lives of the respective intangible assets by type are as follows:

Classification	Estimated Useful Life	Weighted-Average Amortization Period
Customer relationships	1.5 to 16 years	13.4 years
Trade names	1.2 to 3.5 years	2.9 years
Non-compete agreements	Term of agreement	4.6 years
Accrued Expenses
Accrued expenses is comprised of the following:

	December 31,
(In millions)	2016	2015
Accrued salaries and wages	$570.9	$558.6
Accrued value-added tax and other taxes	145.5	153.3
Accrued transportation and facility charges	266.9	156.1
Accrued insurance claims	83.9	95.3
Accrued litigation liabilities	74.6	66.1
Accrued purchased services	30.6	61.7
Accrued interest	36.4	56.8
Other accrued expenses	173.3	143.9
Total Accrued Expenses	$1,382.1	$1,291.8
Other Current Liabilities
Other current liabilities is comprised of the following:

	December 31,
(In millions)	2016	2015
Deferred revenue	$47.3	$62.4
Employee benefits	37.3	38.7
Book and bank overdrafts	11.0	29.5
Acquisition earn-out liability	—	21.8
Income tax payable	27.4	—
Other current liabilities	33.7	51.2
Total Other Current Liabilities	$156.7	$203.6

Self-Insurance
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
Advertising Costs
Advertising costs are expensed as incurred.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (“AOCL”), net of tax at December 31, 2016 and 2015, are as follows:

(In millions)	Foreign Currency Translation Adjustments	Cash Flow and Net Investment Hedges	Defined Benefit Plans Liability	Less: AOCL Attributable to Noncontrolling Interests	AOCL Attributable to the Company
As of December 31, 2014	$—	$—	$—	$—	$—
Other comprehensive income (loss)	(68.5)	6.9	(17.0)	6.3	(72.3)
As of December 31, 2015	(68.5)	6.9	(17.0)	6.3	(72.3)
Other comprehensive income (loss)	(137.7)	(7.1)	5.3	18.7	(120.8)
Amounts reclassified from AOCL	—	—	(0.6)	—	(0.6)
Net current period other comprehensive income (loss)	(137.7)	(7.1)	4.7	18.7	(121.4)
As of December 31, 2016	$(206.2)	$(0.2)	$(12.3)	$25.0	$(193.7)
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
Accounting for uncertainty in income taxes is determined based on ASC Topic 740, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosures.
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
The following table provides a breakdown of foreign currency (gain)/loss included in the consolidated statements of operations:

	Years ended December 31,
(In millions)	2016	2015	2014
Unrealized foreign currency option and forward contracts (gains)/losses	$(39.7)	$1.0	$—
Realized foreign currency option and forward contracts (gains)/losses	(3.8)	—	—
Foreign currency transaction and remeasurement (gains)/losses	3.2	2.4	0.4
Remeasurement loss on cash held to purchase ND	—	31.7	—
Loss on forward contract related to ND acquisition	—	9.7	—
Total foreign currency (gain)/loss	$(40.3)	$44.8	$0.4
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
The aggregate net fair value estimates are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain financial instruments approximated their fair values as of December 31, 2016 and 2015, respectively. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses, and current maturities of long-term debt. Fair values approximate carrying values for these financial instruments since they are short-term in nature and are receivable or payable on demand. The Level 1 cash equivalents include money market funds valued using quoted prices in active markets. The Level 2 cash equivalents include short-term investments valued using published interest rates for instruments with similar terms and maturities. For information regarding the fair value hierarchy of the Company's financial liabilities and derivative instruments, refer to Note 9—Debt and Note 14—Derivative Instruments, respectively.
The following table summarizes the fair value hierarchy of cash equivalents:

	December 31, 2016
(In millions)	Carrying Value	Fair Value	Level 1	Level 2
Cash equivalents	$103.5	$103.5	$26.4	$77.1

	December 31, 2015
(In millions)	Carrying Value	Fair Value	Level 1	Level 2
Cash equivalents	$83.2	$83.2	$9.1	$74.1
Derivative Instruments
The Company records all derivative instruments in the consolidated balance sheets as assets or liabilities at fair value. The Company’s accounting treatment for changes in the fair value of derivative instruments depends on whether the instruments have been designated and qualify as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company must designate the derivative based upon the exposure being hedged. The effective portions of cash flow hedges are recorded in accumulated other comprehensive income in the consolidated balance sheets until the hedged item is recognized in earnings. The effective portions of net investment hedges are recorded in accumulated other comprehensive income in the consolidated balance sheets as a part of the cumulative translation adjustment. The ineffective portions of cash flow hedges and net investment hedges are recorded in interest expense in the consolidated statements of operations. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings and are recorded in foreign currency gain/loss in the consolidated statements of operations, depending on the objective of the derivative. Cash receipts and payments are classified according to the derivative’s nature. However, cash flows from derivative instruments that are accounted for as cash flow hedges are classified in the same category as the cash flows from the items being hedged.
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
Stock-Based Compensation
The Company accounts for stock-based compensation based on the equity instrument’s grant date fair value. For grants of restricted stock units (“RSUs”) subject to service- or performance-based vesting conditions only, the fair value is established based on the market price on the date of the grant. For grants of RSUs subject to market-based vesting conditions, the fair value is established using the Monte Carlo simulation lattice model. For grants of options and stock appreciation rights (“SARs”), the Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based payment awards. The determination of the fair value of stock-based awards is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The Company has elected to account for forfeitures as they occur with the adoption of ASU 2016-09.
The weighted-average fair value of each stock option recorded in expense is amortized over the requisite service period of the option. For options with graded vesting, it is the Company’s policy to recognize compensation cost on a straight-line basis over the requisite service period for the entire award; however, the amount of compensation cost recognized at any date will at least equal the portion of the grant date value of the award that is vested at that date. For the Company’s performance-based restricted stock units (“PRSUs”), the Company recognizes expense over the awards’ requisite service period based on the number of awards expected to vest with consideration to the actual and expected financial results. If achievement of the performance targets for a PRSU award is not considered to be probable, then no expense is recognized until achievement of such targets becomes probable.
New Accounting Standards
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue (Topic 606): “Revenue from Contracts with Customers.” This new standard includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard will be effective for our annual and interim periods beginning January 1, 2018, and permits the use of either the retrospective or cumulative effect transition method. The Company does not plan to adopt the standard early and has not yet determined which transition method will be used. We are currently evaluating the effects of this standard. We have completed an initial “gap assessment,” whereby we have compared our current revenue recognition practices to those required by the new standard. The main areas under consideration include (i) the recognition of revenue using proportionate delivery within our Transportation segment, (ii) the application of principal vs. agent, and (iii) the identification and capitalization of contract inception costs. We do not currently expect that the adoption of the standard will have a material effect on our consolidated financial statements.
In May 2015, the FASB issued ASU No. 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value Per Share (or Its Equivalent) (a consensus of the Emerging Issues Task Force).” This ASU eliminates the existing requirement to categorize investments measured using the net asset value (“NAV”) practical expedient in the fair value hierarchy table. It requires entities to disclose the fair value of investments measured using the NAV practical expedient so that financial statement users can reconcile amounts reported in the fair value hierarchy table to amounts reported on the balance sheet. The adoption of this standard resulted in changes to the presentation of the fair value of investments tables for the Company’s defined benefit pension plans, but it did not affect the Company’s financial condition, results of operations, or cash flows. For additional information, refer to Note 10—Employee Benefit Plans.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases, including operating leases. Under the new requirements, a lessee will recognize in the statement of financial position a liability to make lease payments (the lease liability) and the right-of-use asset representing the right to the underlying asset for the lease term. For leases with a term of 12 months or less, the lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the effects ASU 2016-02 will have on its consolidated financial statements and related disclosures. The Company currently discloses approximately $2,144.3 million in operating lease obligations in the lease commitments footnote (Note 5) and will evaluate those contracts as well as other existing arrangements to determine if they qualify for lease accounting under the new standard. The Company does not plan to adopt the standard early.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): “Improvements to Employee Share-based Payment Accounting.” This ASU involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The Company adopted this standard in the fourth quarter of 2016, effective January 1, 2016. As a result of adoption, a deferred tax asset of $7.6 million was recorded, with an offset to retained earnings, and a discrete tax benefit of $5.4 million is included in income tax expense for the year ended December 31, 2016. The Company has elected to account for forfeitures as they occur, resulting in a retained earnings adjustment of $1.3 million.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): “Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force).” This ASU addresses eight specific cash flow classification issues with the objective of reducing the existing diversity in practice. Under the new standard, cash payments for debt prepayments or debt extinguishment costs should be classified as outflows for financing activities. Additional cash flow issues covered under the standard include: settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. This ASU is effective for public entities for fiscal years beginning after December 15, 2017, including interim periods within that reporting period; however, early adoption is permitted. The Company is currently evaluating the standard and the impacts, if any, on the consolidated financial statements and related disclosures.
3. Acquisitions and Divestitures
2015 Acquisitions
Con-way Inc.
On September 9, 2015, XPO entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Con-way Inc., a Delaware corporation (“Con-way”). Headquartered in Ann Arbor, Michigan, Con-way was a Fortune 500 company with a transportation and logistics network of 582 locations and approximately 30,000 employees serving over 36,000 customers.
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

(In millions)
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
The following table outlines the consideration transferred and purchase price allocation at the respective estimated fair values as of October 30, 2015:

(In millions)
Consideration	$2,317.8
Accounts receivable	676.5
Other current assets	141.0
Property and equipment	1,932.4
Trade name	5.6
Customer relationships	658.5
Other long-term assets	53.5
Accounts payable	(363.4)
Accrued expenses	(402.3)
Other current liabilities	(69.3)
Long-term debt	(637.8)
Deferred tax liabilities	(578.1)
Employee benefit obligations	(155.5)
Other long-term liabilities	(257.6)
Goodwill	$1,314.3
The Con-way purchase price allocation is final. Approximately $1,057.9 million of the goodwill relates to the Transportation segment and $256.4 million of the goodwill relates to the Logistics segment. The goodwill as a result of the acquisition is not deductible for income tax purposes.
Norbert Dentressangle SA
On April 28, 2015, XPO entered into (1) a Share Purchase Agreement (the “Share Purchase Agreement”) relating to Norbert Dentressangle SA (“ND”), a French société anonyme and (2) a Tender Offer Agreement (the “Tender Offer Agreement” and, together with the Share Purchase Agreement, the “ND Transaction Agreements”) between XPO and ND. The ND Transaction Agreements provided for the acquisition of a majority stake in ND by XPO, followed by an all-cash simplified tender offer by XPO to acquire the remaining outstanding ND shares.
On June 8, 2015, pursuant to the terms of the Share Purchase Agreement, XPO purchased approximately 67% of the share capital of ND and all of the outstanding share subscription warrants granted by ND to employees, directors or other officers of ND and its affiliates (together, the “Share Purchase”). Total cash consideration paid by XPO for the Share Purchase was €1,437.0 million, or $1,603.9 million, excluding acquired debt. This cash consideration reflected only that portion of the fair value of the warrants attributable to service performed by employees, officers, or directors of ND and its affiliates prior to the acquisition date. The remaining balance of the fair value of the warrants was recorded as compensation expense in the post-combination period. The Company also agreed to settle certain ND performance stock awards. Similar to the warrants, the consideration paid by XPO for these stock awards of €11.8 million, or $13.2 million, included only that portion of the fair value attributable to service performed prior to the acquisition date with the balance recorded as compensation expense in the post-combination period. The performance shares were scheduled to be settled in cash with 50% of the awards paid 18 months from the acquisition date and the remaining 50% paid 36 months from the acquisition date. Further, as a result of the acquisition, the Company repaid certain ND indebtedness and related interest rate swap liabilities totaling €628.5 million, or $705.0 million.

On June 25, 2015, XPO launched a mandatory simplified cash offer (the “Tender Offer”) to purchase all of the outstanding ordinary shares of ND (other than the shares already owned by XPO). During the Tender Offer period, the minority shareholders had the right to sell their shares of ND to the Company and the Company had the obligation to purchase those shares at the Tender Offer price. Once the Tender Offer closed on July 17, 2015, the noncontrolling interest is classified as noncontrolling interest in equity in the consolidated balance sheet. The Company purchased 1,921,553 shares under the Tender Offer and acquired a total of approximately 86.25% of the share capital of ND. The total fair value of the consideration paid by XPO in connection with the Tender Offer was €702.5 million, or $784.2 million, which is based on the quoted market price of ND shares on the acquisition date. The total consideration paid by XPO for ND is summarized in the table below in Euros (“EUR”) and USD:

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
The ND purchase price allocation is final. Approximately $962.4 million of the goodwill relates to the Transportation segment and $1,504.2 million of the goodwill relates to the Logistics segment. The goodwill resulting from the ND acquisition is not deductible for local country income tax purposes.
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
UX Specialized Logistics
On February 9, 2015, pursuant to an Asset Purchase Agreement of the same date between the Company and Earlybird Delivery Systems, LLC, the Company acquired certain assets of UX Specialized Logistics, LLC (“UX”). The fair value of the total consideration paid under the UX Asset Purchase Agreement was $58.9 million and consisted of $58.1 million of cash paid at the time of closing, including an estimate of the working capital adjustment, and $0.8 million of equity. UX provided last mile logistics and same day delivery services for major retail chains and e-commerce companies.
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
Pro Forma Financial Information (Unaudited)
The following unaudited pro forma consolidated results of operations for the year ended December 31, 2015 present consolidated information of the Company as if the acquisitions of Con-way and ND had occurred as of January 1, 2015:

Pro Forma Year Ended December 31,
(Dollars in millions, except per share data)	2015
Revenue	$14,833.5
Operating income	$233.3
Net loss	$(174.5)
Basic loss per share	$(2.11)
Diluted loss per share	$(2.11)
The unaudited pro forma consolidated results for the year ended December 31, 2015 was prepared using the acquisition method of accounting and is based on the historical financial information of Con-way, ND, and the Company. The unaudited pro forma consolidated results incorporate historical financial information for all significant acquisitions pursuant to U.S. Securities and Exchange Commission (“SEC”) regulations since January 1, 2015, without effect to the sale of the North American Truckload operations noted below. The historical financial information has been adjusted to give effect to pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed these acquisitions on January 1, 2015.
Divestitures
North American Truckload Operations
On October 27, 2016, pursuant to a Stock Purchase Agreement of the same date between the Company and a subsidiary of TransForce Inc. (“TransForce”), the Company divested its North American Truckload operations (formerly known as Con-way Truckload) for approximately $558.0 million cash consideration, subject to certain adjustments. The Company also agreed to provide certain specified transition services to TransForce following the transaction. For the period from January 1, 2016 through October 26, 2016, these North American Truckload operations generated revenue of $393.2 million and operating income of $31.9 million. These North American Truckload operations are included in the Company’s Transportation segment through the date of sale.
On November 3, 2016, the Company used the proceeds from sale of the North American Truckload operations to repurchase $555.0 million of Term Loan debt at par. The repurchase of debt resulted in a non-cash debt extinguishment charge of $16.5 million in the fourth quarter of 2016.

4. Restructuring Charges
In conjunction with various acquisitions, the Company has initiated facility rationalization and severance programs to close facilities and reduce employment in order to improve the Company’s efficiency and profitability or adjust for the loss of certain business.
The amount of restructuring charges incurred during the years ended December 31, 2016 and 2015 and included in the Company’s consolidated statements of operations as sales, general and administrative expense, direct operating expense, and cost of transportation and services, are summarized below. The 2015 table includes charges recorded on ND’s opening balance sheet which were incurred prior to the acquisition date. Only ND restructuring initiatives in existence at the acquisition date were included in the purchase price allocation.

		Year ended December 31, 2016
(In millions)	Reserve Balance at December 31, 2015	Charges Incurred	Payments	Reserve Balance at December 31, 2016
Transportation
Contract termination	$0.1	$1.8	$(1.9)	$—
Facilities	0.6	1.7	(0.9)	1.4
Severance	26.7	5.0	(25.9)	5.8
Total	27.4	8.5	(28.7)	7.2
Logistics
Contract termination	0.8	2.2	(2.3)	0.7
Facilities	—	0.7	(0.2)	0.5
Severance	25.5	14.1	(23.5)	16.1
Total	26.3	17.0	(26.0)	17.3
Corporate
Contract termination	4.0	—	(3.7)	0.3
Facilities	—	0.1	(0.1)	—
Severance	3.5	1.2	(4.3)	0.4
Total	7.5	1.3	(8.1)	0.7
Total	$61.2	$26.8	$(62.8)	$25.2

		Year ended December 31, 2015
(In millions)	Reserve Balance at December 31, 2014	From ND Acquisition	Charges Incurred	Payments	Reserve Balance at December 31, 2015
Transportation
Contract termination	$—	$0.1	$—	$—	$0.1
Facilities	—	—	0.8	(0.2)	0.6
Severance	—	4.8	27.3	(5.4)	26.7
Total	—	4.9	28.1	(5.6)	27.4
Logistics
Contract termination	—	0.1	0.9	(0.2)	0.8
Severance	—	9.3	21.3	(5.1)	25.5
Total	—	9.4	22.2	(5.3)	26.3
Corporate
Contract termination	3.8	—	3.3	(3.1)	4.0
Severance	1.3	—	3.3	(1.1)	3.5
Total	5.1	—	6.6	(4.2)	7.5
Total	$5.1	$14.3	$56.9	$(15.1)	$61.2
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
Future minimum lease payments with initial or remaining non-cancelable lease terms in excess of one year, at December 31, 2016, were as follows:

(In millions)	Capital Leases	Operating Leases
Year ending December 31:
2017	$18.3	$542.1
2018	24.1	422.6
2019	10.4	314.7
2020	9.3	222.0
2021	8.9	163.6
Thereafter	30.9	479.3
Total minimum lease payments	$101.9	$2,144.3
Amount representing interest	(4.5)
Present value of minimum lease payments	$97.4
Rent expense was approximately $677.2 million, $412.1 million and $82.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Litigation
The Company is involved, and will continue to be involved, in numerous proceedings arising out of the conduct of its business. These proceedings may include, among other matters, claims for property damage or personal injury incurred in connection with the transportation of freight, claims regarding anti-competitive practices, and employment-related claims, including claims involving asserted breaches of employee restrictive covenants and tortious interference with contract. These proceedings also include numerous purported class action lawsuits, multi-plaintiff and individual lawsuits and state tax and other administrative proceedings that claim either that the Company’s owner operators or contract carriers should be treated as employees, rather than independent contractors, or that certain of the Company's drivers were not paid for all compensable time or were not provided with required meal or rest breaks. These lawsuits and proceedings may seek substantial monetary damages (including claims for unpaid wages, overtime, failure to provide meal and rest periods, unreimbursed business expenses and other items), injunctive relief, or both.
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
Intermodal Drayage Classification Claims
Certain of the Company’s intermodal drayage subsidiaries received notices from the California Labor Commissioner, Division of Labor Standards Enforcement (the “DLSE”), that a total of approximately 150 owner operators contracted with these subsidiaries filed claims in 2012 with the DLSE in which they assert that they should be classified as employees, rather than independent contractors. These claims seek reimbursement for the owner operators’ business expenses, including fuel, tractor maintenance and tractor lease payments. After a decision was rendered by a DLSE hearing officer in seven of these claims, in 2014, the Company appealed the decision to California Superior Court, San Diego, where a de novo trial was held on the merits of those claims. On July 17, 2015, the court issued a final statement of decision finding that the seven claimants were employees rather than independent contractors, and awarding an aggregate of $2.9 million plus post-judgment interest and attorneys’ fees to the claimants. The Company appealed this judgment, but cannot provide assurance that such appeal will be successful. Separate decisions were rendered in June 2015 by a DLSE hearing officer in claims involving five additional plaintiffs, resulting in an award for the plaintiffs in an aggregate amount of approximately $0.9 million, following which the Company has appealed the decisions in the U.S. District Court for the Central District of California. These proceedings are currently in the discovery phase. The remaining DLSE claims (the “Pending DLSE Claims”) have been transferred to California Superior Court in three separate actions involving approximately 200 claimants, including the approximately 150 claimants mentioned above. These matters are in the discovery stage. The Company believes that it has adequately accrued for the potential impact of loss contingencies that are probable and reasonably estimable relating to the claims referenced above. The Company is unable at this time to estimate the amount of the possible loss or range of loss, if any, in excess of its accrued liability that it may incur as a result of these claims given, among other reasons, that the number and identities of plaintiffs in these lawsuits are uncertain and the range of potential loss could be impacted substantially by future rulings by the courts involved, including on the merits of the claims.
One of the Company's intermodal drayage subsidiaries also is a party to a class action lawsuit (Manuela Ruelas Mendoza v. Pacer Cartage, Inc.) brought by Edwin Molina on August 19, 2013 and currently pending in the U.S. District Court, Southern District of California. Mr. Molina asserts that he should be classified as an employee, rather than an independent contractor, and seeks damages for alleged violation of various California wage and hour laws on behalf of himself and all owner-operators contracted with this subsidiary at any time from August 19, 2009 to April 29, 2016. Certain of these potential claimants also may have Pending DLSE Claims. The Company has reached an agreement to settle this litigation with the claimant. The Court has approved the settlement agreement, and it has been accepted by 520 members of the putative class. The Company has accrued the full amount of the proposed settlement. The full amount of the settlement has been paid in 2016 and the matter will be dismissed by the U.S. District Court, Southern District of California.
There are other putative class action litigation matters pending against the Company’s intermodal drayage subsidiaries in which the plaintiffs claim they should have been classified as employees, rather than independent contractors, and seek damages for alleged violations of various California wage and hour laws. The particular claims asserted vary from case to case, but the claims generally allege unpaid wages, unpaid overtime, or failure to provide meal and rest periods, and seek reimbursement of the contract carriers’ business expenses. However, these claims are all subject to arbitration provisions in the claimants’ independent contractor agreements, and class action certification is therefore unlikely. These cases include the following matters filed in the Superior Court for the State of California, Los Angeles District: C. Arevalo v. XPO Port Services, Inc. filed in August 2015; M. Cortez v. Pacer filed in June 2016; and the following case filed in U.S. District Court for the Central District of California: I. Hernandez v. Pacer filed in May 2016. One of these cases, Cortez, has filed a California Private Attorneys General Act (“PAGA”) claim, which is not subject to arbitration and therefore is subject to PAGA class action procedures. However, this matter is in the initial pleading stage and the court has not yet determined whether to certify the PAGA claim to proceed. The Company believes that it has adequately accrued for the potential impact of loss contingencies that are probable and reasonably estimable relating to these claims. The Company is unable at this time to estimate the amount of the possible loss or range of loss, if any, in excess of its accrued liability that it may incur as a result of these claims given, among other reasons, that the number and identities of plaintiffs in these lawsuits are uncertain and the range of potential loss could be impacted substantially by future rulings by the courts involved, including on the merits of the claims.
Last Mile Logistics Classification Claims
Certain of the Company’s last mile logistics subsidiaries are party to several putative class action litigations brought by independent contract carriers who contracted with these subsidiaries in which the contract carriers assert that they should be classified as employees, rather than independent contractors. The particular claims asserted vary from case to case, but the claims generally allege unpaid wages, unpaid overtime, or failure to provide meal and rest periods, and seek reimbursement of the contract carriers’ business expenses. Putative class actions against the Company’s subsidiaries are pending in California (Fernando Ruiz v. Affinity Logistics Corp., filed in May 2005, currently in the Federal District Court, Southern District of California; Ron Carter, Juan Estrada, Jerry Green, Burl Malmgren, Bill McDonald and Joel Morales v. XPO Logistics, Inc.,

filed in March 2016 in the Federal District Court, Northern District of California; Ramon Garcia v. Macy’s and XPO Logistics Inc., filed in July 2016 in Superior Court of the State of California, Alameda County; and Kevin Kramer v. XPO Logistics Inc., filed in September 2016 in Superior Court of the State of California, Alameda County); New Jersey (Leonardo Alegre v. Atlantic Central Logistics, Simply Logistics, Inc., filed in March 2015 in the Federal District Court, New Jersey); Pennsylvania (Victor Reyes v. XPO Logistics, Inc., filed in May 2015 in the U.S. District Court, Pennsylvania); and Connecticut (Carlos Taveras v. XPO Last Mile, Inc., filed in November 2015 in the Federal District Court, Connecticut). The Company believes that it has adequately accrued for the potential impact of loss contingencies relating to the foregoing claims that are probable and reasonably estimable. The Company is unable at this time to estimate the amount of the possible loss or range of loss, if any, in excess of its accrued liability that it may incur as a result of these claims given, among other reasons, that the number and identities of plaintiffs in these lawsuits are uncertain and the range of potential loss could be impacted substantially by future rulings by the courts involved, including on the merits of the claims.
Last Mile TCPA Claims
The Company is a party to a putative class action litigation (Leung v. XPO Logistics, Inc., filed in May 2015 in the U.S. District Court, Illinois) alleging violations of the Telephone Consumer Protection Act (“TCPA”) related to an automated customer call system used by a last mile logistics business that the Company acquired. This matter is in the initial pleading stage and the court has not yet determined whether to certify the matter as a class action. The Company believes that it has adequately accrued for the potential impact of loss contingencies that are probable and reasonably estimable relating to this matter. The Company is unable at this time to estimate the amount of the possible loss or range of loss, if any, in excess of its accrued liability that it may incur as a result of this matter given, among other reasons, that the Company is vigorously defending the matter and believes that it has a number of meritorious legal defenses and that it remains uncertain what evidence of their claims and damages, if any, plaintiffs will be able to present.
Less-Than-Truckload Meal Break Claims
The Company’s LTL subsidiary is a party to several class action litigations alleging violations of the state of California's wage and hour laws. Plaintiffs allege failure to provide drivers with required meal breaks and rest breaks. Plaintiffs seek to recover unspecified monetary damages, penalties, interest and attorneys’ fees. The primary case is Jose Alberto Fonseca Pina, et al. v. Con-way Freight Inc., et al. (the “Pina case”). The Pina case was initially filed in November 2009 in Monterey County Superior Court and was removed to the U.S. District Court of California, Northern District. The Company has reached an agreement to settle the Pina case, which has been tentatively approved by the court, and no interested parties have timely filed objections to the proposed settlement. The Company has accrued the full amount of the proposed settlement.
XPO Logistics Worldwide Government Services Investigation
On June 11, 2014, XPO Logistics Worldwide Government Services, LLC, formerly known as Menlo Worldwide Government Services, LLC (“Government Services”), a subsidiary of the contract logistics business that the Company acquired through the Con-way transaction, received a subpoena duces tecum from the U.S. Department of Defense Inspector General requesting records relating to an investigation into compliance with the terms and conditions of its contractual arrangements with the United States Transportation Command (the “DTCI Contract”) for work performed prior to the acquisition of Government Services by the Company. Government Services received a follow-on Civil Investigative Demand from the U.S. Department of Justice dated September 30, 2015, related to the same or related matters. On April 23, 2016, the Company entered into a settlement agreement with the United States Department of Justice regarding the foregoing investigation. The settlement fully resolves disputed charges under the DTCI Contract, and all related claims have been dismissed with prejudice, waived and released. The Company denied that any wrongdoing occurred.

6. Property and Equipment
The following table outlines the Company’s property and equipment:

	December 31,
(In millions)	2016	2015
Property and Equipment
Land	$442.0	$359.5
Buildings and leasehold improvements	503.8	476.8
Vehicles, tractors, trailers and tankers	1,194.2	1,440.5
Machinery and equipment	370.9	325.9
Office and warehouse equipment	113.3	79.5
Computer software and equipment	503.1	379.3
	3,127.3	3,061.5
Less: Accumulated depreciation and amortization	(589.9)	(209.3)
Total Property and Equipment, net	$2,537.4	$2,852.2
Depreciation of property and equipment and amortization of computer software was $466.0 million, $203.0 million and $35.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. Assets represented by capital leases, net of accumulated depreciation, were $100.1 million and $57.7 million at December 31, 2016 and 2015, respectively. The net book value of capitalized internally-developed software totaled $132.1 million and $122.8 million as of December 31, 2016 and 2015, respectively.
7. Intangible Assets
The following table outlines the Company’s identifiable intangible assets:

	December 31, 2016		December 31, 2015
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangibles
Customer relationships	$1,848.3	326.3	$2,017.0	$174.3
Trade name	47.5	39.9	51.0	29.1
Non-compete agreements	16.0	10.9	18.7	6.8
	$1,911.8	$377.1	$2,086.7	$210.2
Estimated future amortization expense for amortizable intangible assets for the next five years is as follows:

(In millions)	2017	2018	2019	2020	2021
Estimated amortization expense	$161.0	$153.5	$147.4	$141.4	$134.1
Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.
Intangible asset amortization expense recorded in sales, general and administrative expense was $174.4 million, $160.8 million and $62.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

8. Goodwill
The following table shows changes in the gross carrying amounts of goodwill. The 2016 adjustments are the result of 2015 acquisitions for which the measurement period remained open, as well as the impact of foreign exchange translation.

(In millions)	Transportation	Logistics	Total
Goodwill at December 31, 2014	$577.0	$352.3	$929.3
Acquisitions	1,942.6	1,792.9	3,735.5
Impact of foreign exchange translation	(23.7)	(37.1)	(60.8)
Litigation liability adjustments, net of tax	10.5	—	10.5
Other adjustments	(1.7)	(2.2)	(3.9)
Goodwill at December 31, 2015	2,504.7	2,105.9	4,610.6
Divestiture	(290.6)	—	(290.6)
Property and equipment and intangible asset fair value adjustments	95.8	40.0	135.8
Other fair value adjustments	140.5	(54.6)	85.9
Deferred tax and other tax adjustments	(53.1)	(29.6)	(82.7)
Impact of foreign exchange translation	(46.8)	(86.4)	(133.2)
Goodwill at December 31, 2016	$2,350.5	$1,975.3	$4,325.8
9. Debt
The following table summarizes the primary terms for components of debt, along with the valuation of financial liabilities within the fair value hierarchy:

	December 31, 2016				December 31, 2015
			Fair Value				Fair Value
(In millions)	Principal Balance	Carrying Value	Level 1	Level 2	Principal Balance	Carrying Value	Level 1	Level 2
ABL Facility	$30.0	$30.0	$—	$30.0	$—	$—	$—	$—
Senior Notes due 2023	535.0	527.1	560.4	—	—	—	—	—
Senior Notes due 2022	1,600.0	1,579.9	1,689.4	—	1,600.0	1,577.0	1,479.8	—
Senior Notes due 2021	527.1	520.7	546.0	—	544.4	536.6	—	507.5
Senior Notes due 2019	—	—	—	—	900.0	900.4	920.3	—
Senior Notes due 2018	265.8	267.1	274.0	—	265.8	268.2	—	271.0
Term loan facility	1,481.9	1,439.2	—	1,507.1	1,600.0	1,540.3	—	1,590.0
Senior Debentures due 2034	300.0	200.8	241.6	—	300.0	199.0	—	201.0
Convertible senior notes	49.4	47.1	129.8	—	52.3	46.8	89.1	—
Euro private placement notes due 2020	12.6	13.7	—	14.0	13.1	14.5	—	13.9
Asset financing	145.0	145.0	145.0	—	266.0	266.0	266.0	—
Capital leases for equipment	97.4	97.4	—	97.4	59.1	59.1	—	59.1
Total debt	$5,044.2	$4,868.0			$5,600.7	$5,407.9
Current maturities of long-term debt	138.9	136.5			133.9	135.3
Long-term debt	$4,905.3	$4,731.5			$5,466.8	$5,272.6
The Level 1 debt was valued using quoted prices in active markets. The Level 2 debt was valued using bid evaluation pricing models or quoted prices of securities with similar characteristics. The fair value of the asset financing arrangements approximates carrying value since the debt is primarily issued at a floating rate, may be prepaid any time at par without penalty and the remaining life is short-term in nature.
The following table outlines the Company’s principal payment obligations on debt (excluding capital leases) for the next five years:

(In millions)	2017	2018	2019	2020	2021
Principal payments on debt	$121.7	$312.8	$20.4	$46.1	$2,009.5

Senior Notes
On September 12, 2016 (the “Redemption Date”), XPO redeemed all of its outstanding 7.875% Senior Notes due 2019 issued under the Indenture, dated as of August 25, 2014, between XPO Logistics, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee. The redemption price for the Senior Notes due 2019 was 103.938% of the principal amount of the Senior Notes due 2019, plus accrued and unpaid interest to, but excluding, the Redemption Date. Debt extinguishment costs were $35.2 million.
On August 25, 2016, the Company completed a private placement of $535.0 million aggregate principal amount of 6.125% senior notes due September 1, 2023 (“Senior Notes due 2023”). On June 4, 2015, the Company completed a private placement of $1,600.0 million aggregate principal amount of 6.50% Senior Notes due 2022 and €500.0 million Euro-denominated aggregate principal amount of 5.75% Senior Notes due 2021. In conjunction with the Company’s 2015 acquisition of Con-way, the Company assumed Con-way’s 7.25% Senior Notes due 2018.
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
The Senior Notes, except for the Senior Notes due 2018, are guaranteed by each of the Company’s direct and indirect wholly-owned restricted subsidiaries (other than certain excluded subsidiaries) that are obligors under, or guarantee obligations under, the Company’s ABL Facility (or certain replacements thereof) or guarantee certain capital markets indebtedness of the Company or any guarantor of the Senior Notes. The Senior Notes and the guarantees thereof are unsecured, unsubordinated indebtedness of the Company and the guarantors. Among other things, the covenants of the Senior Notes limit the Company’s ability to, with certain exceptions: incur indebtedness or issue disqualified stock; grant liens; pay dividends or make distributions in respect of capital stock; make certain investments or other restricted payments; prepay or repurchase subordinated debt; sell or transfer assets; engage in certain mergers, consolidations, acquisitions and dispositions; and enter into certain transactions with affiliates.
Senior Debentures
In conjunction with the Company’s acquisition of Con-way, the Company assumed Con-way’s 6.70% Senior Debentures due 2034 (the “Senior Debentures”) with an aggregate principal amount of $300.0 million. The Senior Debentures bear interest at a rate of 6.70% per annum payable semiannually, in cash in arrears, on May 1 and November 1 of each year, maturing on May 1, 2034. In accordance with ASC 805 “Business Combinations,” the Senior Debentures were recorded at fair value on the Con-way acquisition date, resulting in a fair value discount of $101.3 million on October 30, 2015. Including amortization of the fair value adjustment, interest expense on the Senior Debentures is recognized at an annual effective interest rate of 10.96%.
Euro Private Placement Notes
The Euro Private Placement Notes due 2020 have €12.0 million Euro-denominated aggregate principal amount outstanding as of December 31, 2016. The Euro Private Placement Notes due 2020 bear interest at a rate of 4.00% per annum payable annually, in cash in arrears, on December 20 of each year, maturing on December 20, 2020.
The Euro Private Placement Notes are subject to leverage ratio and indebtedness ratio financial covenants, as defined in the agreements. ND is required to maintain a leverage ratio of less than or equal to 3.50 and an indebtedness ratio of less than or equal to 2.00 as of each semi-annual testing date. As of December 31, 2016, the latest semi-annual testing date, ND is in compliance with the financial covenants.
Asset Financing
The asset financing arrangements are unsecured and are used to purchase Company-owned trucks in Europe. The financing arrangements are denominated in USD, EUR, British Pounds Sterling and Romanian New Lei, with primarily floating interest rates. As of December 31, 2016, interest rates on asset financing range from 0.281% to 5.5%, with a weighted average interest rate of 1.38%, and initial terms range from five years to ten years.
ABL Facility
On October 30, 2015, the Company entered into the Second Amended and Restated Revolving Loan Credit Agreement (the “ABL Facility”) among XPO and certain of XPO’s U.S. and Canadian wholly owned subsidiaries (which include the U.S. subsidiaries of the former Con-way), as borrowers, the other credit parties from time to time party thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc. (“MSSF”), as agent for such lenders. The ABL Facility replaced XPO’s then existing Amended Credit Agreement, and, among other things, (i) increased the commitments under the ABL Facility to $1.0 billion, (ii) permitted the acquisition of Con-way, and the transactions relating thereto, (iii) reduced the margin on loans under the ABL Facility by 0.25% from that contained in the then existing Amended Credit Agreement and (iv) matures on October 30, 2020. Up to $350 million of the ABL Facility is available for issuance of letters of credit, and up to $50 million of the ABL Facility is available for swing line loans. Total unamortized debt issuance costs related to the ABL Facility classified in other long-term assets at December 31, 2016 were $8.1 million.
Availability on the ABL Facility is equal to the borrowing base less advances and outstanding letters of credit. The borrowing base includes a fixed percentage of (i) eligible U.S. and Canadian accounts receivable plus (ii) any eligible U.S. and Canadian rolling stock and equipment. At December 31, 2016, the Company had a borrowing base of $986.5 million and availability under the ABL Facility of $717.4 million at December 31, 2016 after considering outstanding advances of $30.0 million and outstanding letters of credit on the ABL Facility of $239.1 million. XPO may from time to time increase base availability under the ABL Facility up to $1.0 billion less any then outstanding letters of credit by including into the borrowing additional rolling stock and equipment. A maximum of 20% of the borrowing base can be attributable to the equipment and rolling stock in the aggregate. As of December 31, 2016, the Company was in compliance with the ABL Facility’s financial covenants.
The ABL Facility is secured on a first lien basis by the assets of the credit parties which constitute ABL Facility priority collateral and on a second lien basis by certain other assets.  ABL Facility priority collateral consists primarily of U.S. and Canadian accounts receivable as well as any U.S. and Canadian rolling stock and equipment included by XPO in the borrowing base. The Company’s borrowings under the ABL Facility will bear interest at a rate equal to LIBOR or a Base Rate, as defined in the agreement, plus an applicable margin of 1.50% to 2.00%, in the case of LIBOR loans, and 0.50% to 1.00%, in the case of Base Rate loans. The interest rate on outstanding borrowings at December 31, 2016 was 2.26%. The ABL Facility contains representations and warranties, affirmative and negative covenants and events of default customary for agreements of this nature.
Among other things, the covenants in the ABL Facility limit the Company’s ability to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make certain investments and restricted payments; and enter into certain transactions with affiliates. In certain circumstances, such as if availability is below certain thresholds, the ABL Facility also requires the Company to maintain a Fixed Charge Coverage Ratio (as defined in the ABL Facility) of not less than 1.00 to 1.00. As of December 31, 2016, the Company is in compliance with this financial covenant. If an event of default under the ABL Facility shall occur and be continuing, the commitments thereunder may be terminated and the principal amount outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable. Certain subsidiaries acquired by the Company in the future may be excluded from the restrictions contained in certain of the foregoing covenants.
Convertible Senior Notes
The Convertible Senior Notes bear interest at a rate of 4.50% per annum payable semi-annually, in cash in arrears, on April 1 and October 1 of each year, maturing on October 1, 2017. The Convertible Senior Notes are included in current maturities of long-term debt at December 31, 2016.
During the year ended December 31, 2016, the Company issued an aggregate of 173,158 shares of the Company’s common stock to certain holders of the Convertible Senior Notes in connection with the conversion of $2.8 million aggregate principal amount of the Convertible Senior Notes. The conversions were allocated to long-term debt and equity in the amounts of $2.6 million and $2.8 million, respectively. A loss on conversion of $0.2 million was recorded as part of the transactions. Certain of these transactions represented induced conversions pursuant to which the Company paid the holder a market-based premium in cash. The negotiated market-based premiums, in addition to the difference between the current fair value and the book value of the Convertible Senior Notes, were reflected in interest expense. The number of shares of common stock issued in the foregoing transactions equals the number of shares of common stock presently issuable to holders of the Convertible Senior Notes upon conversion under the original terms of the Convertible Senior Notes.
Under certain circumstances at the election of the holder, the Convertible Senior Notes may be converted until the close of business on the business day immediately preceding April 1, 2017, into cash, shares of the Company’s common stock, or a combination of cash and shares of common stock, at the Company’s election, at the initial conversion rate of approximately 60.8467 shares of common stock per $1,000 in principal amount, which is equivalent to an initial conversion price of approximately $16.43 per share. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its Convertible Senior Notes in connection with such corporate event in certain circumstances. On or after April 1, 2017, until the close of business on the business day immediately preceding the maturity date of October 1, 2017, holders may convert their Convertible Senior Notes at any time.

Term Loan Facility
On October 30, 2015, XPO entered into a Senior Secured Term Loan Credit Agreement (the “Term Loan Credit Agreement”) that provided for a single borrowing of $1.6 billion on the date thereof. The Term Loan Credit Agreement was issued at an original issue discount of $32.0 million.
On August 25, 2016, the Company entered into an Incremental and Refinancing Amendment (Amendment No. 1 to Credit Agreement) (the “Amendment”), by and among XPO, its subsidiaries signatory thereto, as guarantors, the lenders party thereto and MSSF, in its capacity as administrative agent (the “Administrative Agent”), amending the Term Loan Credit Agreement, by and among XPO, the other subsidiaries from time to time party thereto, as guarantors, the lenders from time to time party thereto and the Administrative Agent.
Pursuant to the Amendment, the outstanding $1,592.0 million principal amount of term loans under the Term Loan Credit Agreement (the “Existing Term Loans”) were replaced with a like aggregate principal amount of new term loans (the “New Term Loans”) having substantially similar terms as the Existing Term Loans, other than with respect to the applicable interest rate and prepayment premiums in respect of certain voluntary prepayments. Of the $1,592.0 million of term loans which were refinanced, $1,197.2 million were exchanged and represent a non-cash financing activity. The interest rate margin applicable to the New Term Loans was reduced from 3.50% to 2.25%, in the case of base rate loans, and from 4.50% to 3.25%, in the case of LIBOR loans. The interest rate at December 31, 2016 was 4.25%. Debt extinguishment costs related to various lenders exiting the syndicate were $18.0 million.
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
On November 3, 2016, the Company used the proceeds from sale of the North American Truckload operations to repurchase $555.0 million of Term Loan debt at par. The repurchase of debt resulted in a non-cash debt extinguishment charge of $16.5 million in the fourth quarter of 2016.
On the last business day of each fiscal quarter, commencing with the fiscal quarter ending March 31, 2016, a portion of the principal amount in an amount equal to 0.25% of the loan amount is to be repaid. The repurchase of debt in November 2016 satisfied the principal payments required per this provision of the agreement. In addition, commencing with the fiscal year ending December 31, 2016, the Company must prepay an aggregate principal amount of the Term Loan Facility equal to (a) 50% of Excess Cash Flow, as defined in the agreement, if any, for the most recent fiscal year ended minus (b) the sum of (i) all voluntary prepayments of loans during such fiscal year and (ii) all voluntary prepayments of loans under the ABL Facility or any other revolving credit facilities during such fiscal year to the extent accompanied by a corresponding permanent reduction in the commitments under the credit agreement or any other revolving credit facilities in the case of each of the immediately preceding clauses (i) and (ii), to the extent such prepayments are funded with internally generated cash flow, as defined in the agreement; provided, further, that (x) the Excess Cash Flow percentage shall be 25% if the Consolidated Secured Net Leverage Ratio of Borrower, as defined in the agreement, for the fiscal year was less than or equal to 3.00:1.00 and greater than 2.50:1.00 and (y) the Excess Cash Flow percentage shall be 0% if the Consolidated Secured Net Leverage Ratio of Borrower for the fiscal year was less than or equal to 2.50:1.00. The remaining principal is due at maturity. As of December 31, 2016, the Company’s Consolidated Secured Net Leverage Ratio was less than 2.50:1.00; therefore, no excess cash payment is required.

10. Employee Benefit Plans
Defined Benefit Pension Plans
The Company maintained two separate defined benefit pension plans for certain employees in the United Kingdom. These plans consisted of the Christian Salvesen Pension Scheme (“CSPS”) and TDG Pension Scheme (“TDGPS” and together with the CSPS, the “UK Plans”). On November 1, 2016, the UK Plans were merged into one plan (the “UK Plan”) in order to reduce overhead and administrative costs, resulting in a $41.7 million prior service credit recognized in accumulated other comprehensive income. The amount currently recognized in accumulated other comprehensive income is expected to be recognized as a component of net periodic benefit expense (income) over a period of approximately 26 years. In conjunction with the plan merger, a one-time settlement offer was made to certain UK Plan participants. On November 30, 2016, the settlement was completed, resulting in a payment of plan benefits of approximately $22.3 million and a reduction of the pension benefit obligation. The Company also maintains defined benefit pension plans for certain of its foreign subsidiaries. These international defined benefit pension plans are excluded from the disclosures below due to their immateriality.
The Company also maintains defined benefit pension plans for certain employees in the United States. These pension plans include qualified plans that are eligible for certain beneficial treatment under the Internal Revenue Code of 1986, as amended (“IRC”), as well as non-qualified plans that do not meet the IRC criteria. The Company’s qualified defined benefit pension plans consist of a primary qualified defined benefit pension plan and another qualified defined benefit pension plan (the “U.S.

Qualified Plans”). The Company’s non-qualified defined benefit pension plans (collectively, the “U.S. Non-Qualified Pension Plans” and together with the U.S. Qualified Plans, the “U.S. Plans”) consist mostly of a primary non-qualified supplemental defined benefit pension plan and provides additional benefits for certain employees who are affected by IRC limitations on compensation eligible for benefits available under the qualified plans. As a result of the Company’s acquisition of Con-way, the Company maintains defined benefit pension plans sponsored by certain of Con-way’s foreign subsidiaries. These international defined benefit pension plans are excluded from the disclosures below due to their immateriality. Both the U.S. Plans and UK Plan do not allow for new plan participants or additional benefit accruals.
Defined benefit pension plan obligations are measured based on the present value of projected future benefit payments for all participants for services rendered to date. The projected benefit obligation is a measure of benefits attributed to service to date assuming that the plan continues in effect and that estimated future events (including turnover and mortality) occur. The net periodic benefit costs are determined using assumptions regarding the projected benefit obligation and the fair value of plan assets as of the beginning of the year. Net periodic benefit costs are recorded in sales, general and administrative expense. The funded status of the defined benefit pension plans, which represents the difference between the projected benefit obligation and the fair value of plan assets, is calculated on a plan-by-plan basis. The Company did not have defined benefit pension plans prior to June 2015.
Funded Status of Defined Benefit Pension Plans
The following tables provide a reconciliation of the changes in the plans’ projected benefit obligations as of December 31:

	U.S. Qualified Plans		U.S Non-Qualified Plans		UK Plan
(In millions)	2016	2015	2016	2015	2016	2015
Projected benefit obligation at beginning of year	$1,665.8	$—	$73.0	$—	$1,287.7	$—
From acquisitions	—	1,685.8	—	74.1	—	1,393.4
Interest cost	76.1	12.7	3.3	0.5	40.5	28.6
Plan amendment	—	—	—	—	(41.7)	—
Actuarial loss (gain)	63.7	(23.0)	3.0	(0.7)	262.4	(65.3)
Foreign currency exchange rate changes	—	—	—	—	(238.7)	(37.5)
Benefits paid	(60.6)	(9.7)	(5.4)	(0.9)	(52.7)	(31.5)
Settlement	—	—	—	—	(22.3)	—
Projected benefit obligation at end of year	$1,745.0	$1,665.8	$73.9	$73.0	$1,235.2	$1,287.7
The following tables provide a reconciliation of the changes in the plans' fair value of plan assets as of December 31:

	U.S. Qualified Plans		U.S Non-Qualified Plans		UK Plan
(In millions)	2016	2015	2016	2015	2016	2015
Fair value of plan assets at beginning of year	$1,619.9	$—	$—	$—	$1,203.8	$—
From acquisitions	—	1,659.4	—	—	—	1,290.5
Actual return (loss) on plan assets	140.8	(29.8)	—	—	291.4	(30.3)
Employer contributions	—	—	5.4	0.9	14.2	10.3
Benefits paid	(60.6)	(9.7)	(5.4)	(0.9)	(52.7)	(31.5)
Settlement	—	—	—	—	(22.3)	—
Foreign currency exchange rate changes	—	—	—	—	(227.6)	(35.2)
Fair value of plan assets at end of year	$1,700.1	$1,619.9	$—	$—	$1,206.8	$1,203.8

The following table provides the funded status of the plans as of December 31:

	U.S. Qualified Plans		U.S Non-Qualified Plans		UK Plan
(In millions)	2016	2015	2016	2015	2016	2015
Funded Status:
Fair value of plan assets	$1,700.1	$1,619.9	$—	$—	$1,206.8	$1,203.8
Projected benefit obligation	1,745.0	1,665.8	73.9	73.0	1,235.2	1,287.7
Funded status at end of year	$(44.9)	$(45.9)	$(73.9)	$(73.0)	$(28.4)	$(83.9)
Funded Status Recognized in Balance Sheet:
Long-term assets	$18.1	$17.3	$—	$—	$—	$—
Current liabilities	—	—	(5.4)	(5.2)	—	—
Long-term liabilities	(63.0)	(63.2)	(68.5)	(67.8)	(28.4)	(83.9)
Total liability at end of year	$(44.9)	$(45.9)	$(73.9)	$(73.0)	$(28.4)	$(83.9)
Plans with projected and accumulated benefit obligation in excess of plan assets:
Projected and accumulated benefit obligation	$1,725.5	$1,645.7	$73.9	$73.0	$1,235.2	$1,287.7
Fair value of plan assets	1,662.6	1,582.5	—	—	1,206.8	1,203.8
Weighted-average assumptions as of December 31:
Discount rate	4.35%	4.65%	4.35%	4.65%	2.70%	3.75%
The following table provides amounts included in accumulated other comprehensive loss that have not yet been recognized in net periodic benefit expense as of December 31, 2016:

(In millions)	U.S. Qualified Plans	U.S Non-Qualified Plans	UK Plan
Actuarial gain (loss)	$(33.5)	$(2.3)	$(28.9)
Prior-service credit	—	—	41.1
Accumulated other comprehensive income (loss)	(33.5)	(2.3)	12.2
The following table sets forth the amount of net periodic benefit cost and amounts recognized in other comprehensive income or loss for the year ended December 31:

	U.S. Qualified Plans		U.S Non-Qualified Plans		UK Plan
(In millions)	2016	2015	2016	2015	2016	2015
Net periodic benefit expense (income):
Interest cost	$76.1	$12.7	$3.3	$0.5	$40.5	$28.6
Expected return on plan assets	(88.4)	(15.4)	—	—	(58.4)	(34.6)
Amortization of prior-service cost (credit)	—	—	—	—	(0.5)	—
Recognized AOCI gain (loss) due to settlements	—	—	—	—	(0.1)	—
Net periodic benefit expense (income)	$(12.3)	$(2.7)	$3.3	$0.5	$(18.5)	$(6.0)
Amounts recognized in other comprehensive income or loss:
Actuarial loss (gain)	$11.3	$22.2	$3.0	$(0.7)	$29.4	$(0.5)
Prior-service cost	—	—	—	—	(41.7)	—
Recognized AOCI gain (loss) due to settlements	—	—	—	—	0.1	—
Reclassification of prior-service cost to net periodic benefit expense (income)	—	—	—	—	0.5	—
Loss (gain) recognized in other comprehensive income or loss	$11.3	$22.2	$3.0	$(0.7)	$(11.7)	$(0.5)

Approximately $1.5 million of the amount currently recognized in other comprehensive income (loss) is expected to be recognized as a component of net periodic benefit expense (income) for the year ended December 31, 2017.
The following table outlines the weighted-average assumptions used to determine the net periodic benefit cost at December 31, 2016 and 2015:

	U.S. Qualified Plans		UK Plan
	2016	2015	2016	2015
Discount rate	4.65%	4.55%	3.75%	3.60%
Expected long-term rate of return on plan assets	5.58%	5.57%	5.40%	5.00%
No rate of compensation increase was assumed as the plans are frozen to additional participant benefit accruals. As of December 31, 2016, the impact of a 25 basis point decrease in the discount rate would increase the projected benefit obligation by approximately $61.9 million, $1.9 million and $54.4 million for the U.S. Qualified Plans, U.S. Non-Qualified Plans and UK Plan, respectively.
Expected benefit payments for the defined benefit pension plans are summarized below. These estimates are based on assumptions about future events. Actual benefit payments may vary from these estimates.

(In millions)	U.S. Qualified Plans	U.S Non-Qualified Plans	UK Plan
Year ending December 31:
2017	$70.9	$5.4	$44.3
2018	75.1	5.4	45.6
2019	79.5	5.4	49.2
2020	84.2	5.4	50.5
2021	88.4	5.3	51.7
2022-2026	498.6	25.3	295.5
Plan Assets
U.S. Qualified Plans
The U.S. Qualified Plans’ assets are segregated from those of the Company and are managed pursuant to a long-term liability driven asset allocation strategy that seeks to mitigate the funded status volatility by increasing exposure to fixed income investments over time. This strategy was developed by analyzing a variety of diversified asset-class combinations in conjunction with the projected liabilities.
The current investment strategy is to achieve a mix of approximately 76% in fixed income securities and 24% of investments in equity securities. The target allocations for fixed income securities includes 7% in global opportunistic fixed income. The target allocations for equity securities include 14% in U.S. companies and 10% in international companies. Investments in equity and fixed income securities consist of individual securities held in managed separate accounts as well as commingled investment funds. The investment strategy does not include a meaningful long-term investment allocation to cash and cash equivalents; however, the cash allocation may rise periodically in response to timing considerations regarding contributions, investments, and the payment of benefits and eligible plan expenses. The Company evaluates its defined benefit plans' asset portfolios for the existence of significant concentrations of risk. Types of investment concentration risks that are evaluated include, but are not limited to, concentrations in a single entity, industry, foreign country and individual fund manager. As of December 31, 2016, there were no significant concentrations of risk in the Company's defined benefit plan assets.
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
The assumption of 5.58% for the overall expected long-term rate of return in 2016 was developed using asset allocation, return, risk (defined as standard deviation), and correlation expectations. The return expectations are created using long-term historical returns and current market expectations for inflation, interest rates and economic growth.

UK Plan
The UK Plan’s assets are segregated from those of the Company and invested by trustees, which include Company representatives, with the goal of meeting the UK Plan’s projected future pension liabilities. The trustees' investment objectives are to meet the performance target set in the deficit recovery plan of the UK Plan in a risk-controlled framework. The actual asset allocations of the UK Plan are in line with the target asset allocations. The implied target asset allocation of the UK Plan consists of 28% matching assets (UK gilts and cash) and 72% growth assets (consisting of government and credit - commingled funds, illiquid credit, hedge funds, dynamic asset allocation, and risk parity). The target asset allocations of the UK Plan includes acceptable ranges for each asset class, which are typically +/- 10% from the target.
The risk parity and dynamic asset allocation categories include investments in multi-asset funds. These funds are designed to provide a diversified exposure to markets with less volatility than equities. Collateral assets consist of UK gilts and cash, which are used to back derivative positions that hedge the sensitivity of the liability to changes in interest rates and inflation. Approximately 85% of the actuarial liability sensitivities were hedged as of December 31, 2016. The derivative positions are also used to gain a synthetic exposure to equity markets. The expected return over 2016 is 5.40%. The approach to determine the expected long-term rate of return on plan assets is consistent with the one used for the U.S. Plans.

The following table sets forth the fair values of investments held in the pension plans by major asset category as of December 31, as well as the percentage that each asset category comprises of total plan assets:

(Dollars in millions)	December 31, 2016
Asset Category (U.S. Qualified Plans)	Level 1	Level 2	Level 3	Not Subject to Leveling	Total	Percentage of Plan Assets
Cash and Cash Equivalents
Short-term investment fund	$—	$—	$—	$40.7	$40.7	2.3%
Equity
U.S. large companies
S&P 500 futures	(0.3)	—	—	—	(0.3)	—%
Growth	75.0	—	—	—	75.0	4.4%
Value	88.0	—	—	—	88.0	5.2%
U.S. Small Companies
Value	31.9	—	—	—	31.9	1.9%
International
Growth	60.7	—	—	—	60.7	3.6%
Value fund [a]	—	—	—	65.8	65.8	3.9%
Fixed Income Securities
Global long-term debt instruments [a]	148.2	893.4	—	296.7	1,338.3	78.7%
Total U.S. Plan Assets	$403.5	$893.4	$—	$403.2	$1,700.1	100.0%

Asset Category (UK Plan)
Cash and Cash Equivalents	$63.1	$—	$—	$—	$63.1	5.2%
Fixed Income Securities
Government	—	248.1	—	—	248.1	20.6%
Government and credit - commingled funds [a]	—	—	—	247.2	247.2	20.5%
Illiquid credit [a] [b]	—	—	—	33.7	33.7	2.8%
Derivatives
Equity [a]	—	13.3	—	21.3	34.6	2.9%
Interest rate	—	78.3	—	—	78.3	6.5%
Currencies	—	(1.0)	—	—	(1.0)	(0.1)%
Hedge Funds [a] [c]	—	—	—	34.6	34.6	2.9%
Diversified Multi-Asset Funds
Risk parity [a]	—	—	—	224.2	224.2	18.5%
Dynamic asset allocation [a]	—	—	—	244.0	244.0	20.2%
Total UK Plan Assets	$63.1	$338.7	$—	$805.0	$1,206.8	100.0%
[a] In accordance with ASU 2015-07, Fair Value Measurement (Topic 820), certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented for the total defined benefit pension plan assets.
[b] The underlying investments in the fund consist primarily of commercial mortgage-backed securities and real estate loans.
[c] The fair value of the fund is based on the fair value of the underlying assets, substantially all of which is invested in the York Credit Opportunities Master Fund, L.P., an exempted limited partnership formed under the laws of the Cayman Islands. The fund offers very limited liquidity with redemption only allowed on anniversary of investment with 60 days’ prior notice.

(Dollars in millions)	December 31, 2015
Asset Category (U.S. Qualified Plans)	Level 1	Level 2	Level 3	Not Subject to Leveling	Total	Percentage of Plan Assets
Cash and Cash Equivalents
Short-term investment fund	$—	$—	$—	$34.3	$34.3	2.2%
Equity
U.S. large companies
S&P 500 futures	0.7	—	—	—	0.7	—%
Growth	91.4	—	—	—	91.4	5.6%
Value	88.2	—	—	—	88.2	5.4%
U.S. Small Companies
Value	27.1	—	—	—	27.1	1.7%
International
Growth	66.1	—	—	—	66.1	4.1%
Value fund [a]	—	—	—	65.9	65.9	4.1%
Fixed Income Securities
Global long-term debt instruments [a]	158.1	796.0	—	292.1	1,246.2	76.9%
Total U.S. Plan Assets	$431.6	$796.0	$—	$392.3	$1,619.9	100.0%

Asset Category (UK Plans)
Cash and Cash Equivalents	$32.8	$—	$—	$—	$32.8	2.7%
Fixed Income Securities
Government	—	260.3	—	—	260.3	21.6%
Government and credit - commingled funds [a]	—	—	—	210.8	210.8	17.5%
Illiquid credit [a] [b]	—	—	—	55.2	55.2	4.6%
Derivatives
Equity [a]	—	—	—	20.8	20.8	1.7%
Interest rate	—	13.1	—	—	13.1	1.1%
Currencies	—	(1.6)	—	—	(1.6)	(0.1)%
Hedge Funds [a] [c]	—	—	—	40.6	40.6	3.4%
Diversified Multi-Asset Funds
Risk parity [a]	—	—	—	235.2	235.2	19.5%
Dynamic asset allocation [a]	—	—	—	336.6	336.6	28.0%
Total UK Plan Assets	$32.8	$271.8	$—	$899.2	$1,203.8	100.0%
[a] In accordance with ASU 2015-07, Fair Value Measurement (Topic 820), certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented for the total defined benefit pension plan assets.
[b] The underlying investments in the fund consist primarily of commercial mortgage-backed securities and real estate loans.
[c] The fair value of the fund is based on the fair value of the underlying assets, substantially all of which is invested in the York Credit Opportunities Master Fund, L.P., an exempted limited partnership formed under the laws of the Cayman Islands. The fund offers very limited liquidity with redemption only allowed on anniversary of investment with 60 days’ prior notice.
There was no XPO common stock held in plan assets as of December 31, 2016. The U.S. Non-Qualified Pension Plans are unfunded.

Funding
The Company’s funding practice is to evaluate its tax and cash position, as well as the funded status of its plans, in determining its planned contributions. The Company estimates that it will contribute $5.4 million to its U.S. Plans and $12.7 million to its UK Plan in 2017; however, this could change based on variations in interest rates, asset returns and other factors.
Defined Contribution Retirement Plans
The Company’s cost for defined contribution retirement plans was $59.1 million in 2016 and $13.0 million in 2015.
Postretirement Medical Plan
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
Funded Status of Postretirement Medical Plan
The following sets forth the changes in the benefit obligation and the determination of the amounts recognized in the consolidated balance sheets for the Postretirement Plan at December 31:

(In millions)	2016	2015
Projected benefit obligation at beginning of year	$54.0	$—
From Con-way acquisition	—	51.0
Service cost – benefits earned during the year	0.5	0.1
Interest cost on projected benefit obligation	2.2	0.3
Actuarial loss (gain)	(2.9)	3.3
Participant contributions	1.9	0.3
Benefits paid	(5.1)	(1.0)
Projected and accumulated benefit obligation at end of year	$50.6	$54.0
Funded status of the plan	$(50.6)	$(54.0)
Amounts recognized in the balance sheet consist of :
Current liabilities	(3.9)	(4.0)
Long-term liabilities	(46.7)	(50.0)
Net amount recognized	$(50.6)	$(54.0)
Discount rate assumption as of December 31	3.90%	4.20%
The following table provides amounts included in accumulated other comprehensive loss that have not yet been recognized in net periodic benefit expense:

(In millions)	2016	2015
Actuarial loss	$0.3	$3.3
	$0.3	$3.3
Net Periodic Benefit Expense for Postretirement Medical Plan
Net periodic benefit expense and amounts recognized in other comprehensive income or loss for the years ended December 31 includes the following:

(In millions)	2016	2015
Net periodic benefit expense (income):
Service cost - benefits earned during the year	$0.5	$0.1
Interest cost on projected benefit obligation	2.2	0.3
Net periodic benefit expense (income)	$2.7	$0.4
Discount rate assumption used to calculate interest cost	4.20%	4.10%
Expected benefit payments, which reflect expected future service, as appropriate, are summarized below. These estimates are based on assumptions about future events. Actual benefit payments may vary from these estimates.

(In millions)	Benefit Payments
Year ending December 31:
2017	$3.9
2018	3.9
2019	4.0
2020	4.2
2021	4.3
2022-2025	20.6
The assumed health care cost trend rates used to determine the benefit obligation are as follows:

2016
Health care cost trend rate assumed for next year	6.49%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%
Year that the rate reaches the ultimate trend rate	2038
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
11. Stockholders’ Equity
Series C Convertible Perpetual Preferred Stock and Common Stock
On May 29, 2015, the Company issued and sold 15,499,445 shares (the “2015 Purchased Common Shares”) in the aggregate of the Company's common stock, par value $0.001 per share (the “Company Common Stock”), and 562,525 shares (the “2015 Purchased Preferred Stock” and, together with the 2015 Purchased Common Shares, the “2015 Purchased Securities”) in the aggregate of the Company’s Series C Convertible Perpetual Preferred Stock, par value $0.001 per share, in a private placement. The purchase price per 2015 Purchased Common Share was $45.00 (resulting in aggregate gross proceeds to the Company of approximately $697.5 million), and the purchase price per share of 2015 Purchased Preferred Stock was $1,000 (resulting in aggregate gross proceeds to the Company of approximately $562.5 million). The Company received net proceeds of $1,228.1 million after equity issuance costs which was initially allocated between common and preferred stock based on the relative fair values of each instrument. The 2015 Purchased Preferred Stock was mandatorily convertible into an aggregate of 12,500,546 additional shares of Company common stock subject to the approval of the Company's stockholders. On September 8, 2015, the 2015 Purchased Preferred Stock was automatically converted into 12,500,546 shares of Company common stock. The 2015 Purchased Preferred Stock was issued with an initial conversion price of $45.00 per share. As of May 29, 2015, the Company's common stock price was $49.16. As a result, the conversion feature was issued “in-the-money” and the Company allocated the beneficial conversion feature of $52.0 million to additional paid-in capital. The beneficial conversion feature was contingent upon receiving approval of the Company's stockholders and was therefore recognized in net loss attributable to common shareholders upon receiving stockholder approval on September 8, 2015.
Series B Convertible Perpetual Preferred Stock and Common Stock
On September 17, 2014, the Company issued and sold 10,702,934 shares (the “2014 Purchased Common Shares”) in the aggregate of Company Common Stock and 371,848 shares (the “2014 Purchased Preferred Stock” and, together with the 2014 Purchased Common Shares, the “2014 Purchased Securities”) in the aggregate of the Company’s Series B Convertible Perpetual Preferred Stock, par value $0.001 per share, in a private placement. The purchase price per 2014 Purchased Common Share was $30.66 (resulting in aggregate gross proceeds to the Company of approximately $328.0 million), and the purchase price per share of 2014 Purchased Preferred Stock was $1,000 (resulting in aggregate gross proceeds to the Company of approximately $372.0 million). The Company received net proceeds of $684.2 million after equity issuance costs which was initially allocated between common and preferred stock based on the relative fair values of each instrument. The 2014 Purchased Preferred Stock was mandatorily convertible into an aggregate of 12,128,115 additional shares of Company Common Stock subject to the approval of the Company’s stockholders. On December 23, 2014, the 2014 Purchased Preferred Stock was automatically converted into 12,128,115 shares of Company Common Stock. The 2014 Purchased Preferred Stock was issued with an initial conversion price of $30.66. As of September 11, 2014, the Company’s common stock price was $34.05. As a result, the conversion feature was issued “in-the-money” and the Company allocated the intrinsic value of the conversion feature of $40.9 million to additional paid-in capital. The beneficial conversion feature was contingent upon receiving the approval of the Company’s stockholders and was therefore recognized in net loss attributable to common stockholders upon receiving stockholder approval on December 23, 2014.

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
On September 2, 2011, pursuant to the Investment Agreement, dated as of June 13, 2011 (the “Investment Agreement”), by and among Jacobs Private Equity, LLC (“JPE”), the other investors party thereto (collectively with JPE, the “Investors”) and the Company, the Company issued to the Investors, for $75.0 million in cash: (i) an aggregate of 75,000 shares of the Series A Preferred Stock with an initial liquidation preference of $1,000 per share, which are convertible into shares of Company common stock at a conversion price of $7.00 per common share (subject to customary anti-dilution adjustments), and (ii) warrants exercisable for shares of Company common stock at an initial exercise price of $7.00 per common share (subject to customary anti-dilution adjustments) (the “Warrants”). As of December 31, 2016, the outstanding Series A Preferred Stock is convertible into 10,319,286 shares of Company common stock and there are outstanding Warrants exercisable for an aggregate of 10,276,314 shares of Company common stock. The Series A Preferred Stock ranks, with respect to dividend rights and rights upon liquidation, winding-up or dissolution of the Company, senior to the Company’s common stock and to each other class or series of stock of the Company (including any series of preferred stock) the terms of which do not expressly provide that such class or series ranks senior to or pari passu with the Series A Preferred Stock. The Series A Preferred Stock pays quarterly cash dividends equal to the greater of (i) the “as-converted” dividends on the underlying Company common stock for the relevant quarter and (ii) 4% of the then-applicable liquidation preference per annum. The Series A Preferred Stock is not redeemable or subject to any required offer to purchase, and votes together with the Company’s common stock on an “as-converted” basis on all matters, except as otherwise required by law, and separately as a class with respect to certain matters implicating the rights of holders of shares of Series A Preferred Stock.
12. Stock-Based Compensation
On December 20, 2016, the Company held a special meeting of stockholders, at which the Company’s stockholders approved the XPO Logistics, Inc. 2016 Omnibus Incentive Compensation Plan (the “2016 Plan”). The 2016 Plan replaces the XPO Logistics, Inc. Amended and Restated 2011 Omnibus Incentive Compensation Plan (the “2011 Plan”) and the Con-way Inc. 2012 Equity and Incentive Plan (the “Con-way Plan”), the latter of which was assumed by the Company in connection with the acquisition of Con-way. Any awards granted under the 2011 Plan and the Con-way Plan will remain in effect pursuant to their respective terms.
Under the terms of the 2016 Plan, the Company grants various types of stock-based compensation awards to directors, officers and key employees. The 2016 Plan provides for awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred share units, performance compensation awards, performance units, cash incentive awards and other equity-based or equity-related awards (collectively, “Awards”) that the Compensation Committee of the Board of Directors (the “Committee”) determines are consistent with the purpose of the 2016 Plan and interests of the Company.
The maximum aggregate number of shares of common stock that may be delivered pursuant to Awards under the 2016 Plan is 3,400,000 shares. Awards that are settled in cash would not reduce the number of shares available for delivery under the 2016 Plan. In the event of any extraordinary dividend or other extraordinary distribution, recapitalization, rights offering, stock split, reverse stock split, split-up or spin-off, the Committee shall equitably adjust any or all of the number of shares of the Company with respect to which Awards may be granted, including 2011 Plan share limits, the terms of any outstanding Award, the number of shares subject to outstanding Awards, and the exercise price of any Award, if applicable. Any shares delivered pursuant to an Award may consist, in whole or in part, of authorized and unissued shares or of treasury shares.
The 2016 Plan will continue in effect until December 20, 2026, unless terminated earlier by the Board of Directors. As of December 31, 2016, there were 3,319,710 shares available for issuance under the 2016 Plan.

The Company recognized the following stock-based compensation expense in direct operating expense and sales, general and administrative expense in the consolidated statements of operations:

	Years ended December 31,
(In millions)	2016	2015	2014
Stock options	$1.2	$1.9	$1.7
Stock appreciation rights	0.6	0.4	—
Restricted stock units	13.0	9.0	5.8
Performance-based restricted stock units	12.8	17.0	—
Cash-settled performance-based restricted stock units	26.9	—	—
Warrants	—	8.5	—
Total stock-based compensation expense	$54.5	$36.8	$7.5
The Company settled the outstanding warrants and certain performance stock awards of ND. The portion of the fair value of the warrants and performance shares not attributable to service performed prior to the acquisition date was recorded as stock-based compensation expense in 2015. The amount of stock-based compensation expense related to the settlement of ND stock awards included in the year ended December 31, 2015 was $18.5 million. The $8.5 million of stock-based compensation related to the warrants was settled in cash during the second quarter of 2015.
The Company settled all outstanding restricted stock awards as well as certain restricted stock units and performance-stock awards of Con-way. All remaining outstanding Con-way equity awards were assumed by the Company, as more fully discussed below. The portion of the fair value not attributable to service performed prior to the acquisition date was recorded as stock-based compensation expense in the post-combination period. The total value of the cash settlement of Con-way stock-based compensation awards in connection with the acquisition was $30.9 million, of which $17.8 million and $10.0 million was settled in cash during 2016 and 2015, respectively.
Stock Options
For employees and officers, stock options typically vest over three to five years after the grant date, have a ten year contractual term, and an exercise price equal to the Company’s stock price on the grant date. For grants to members of the Company’s Board of Directors, stock options vest one year after the grant date, have a ten year contractual term, and an exercise price equal to the Company’s stock price on the grant date.
In connection with the Con-way transaction, each outstanding Con-way stock option was converted into an equivalent intrinsic value of stock options with the same terms and conditions as were applicable prior to the acquisition, resulting in a total of 883,733 stock options assumed by the Company. All assumed stock options were fully vested as of the acquisition date.
The following is a summary of the weighted-average assumptions used to calculate the grant-date fair value using the Black-Scholes option pricing model for newly issued stock options:

	2016	2015	2014
Weighted-average risk-free interest rate	1.8%	1.6%	1.9%
Weighted-average volatility	50.0%	60.7%	50.5%
Weighted-average dividend yield	—	—	—
Weighted-average expected option term (in years)	6.44	6.61	6.44
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

A summary of stock option award activity for the year ended December 31, 2016 is presented below:

	Stock Options
	Number of Stock Options	Weighted-Average Exercise Price	Exercise Price Range	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Term

Outstanding at December 31, 2015	2,004,280	$16.66	$2.68 - $31.88	$6.06	4.57
Granted	5,000	22.58	$22.58 - $22.58	11.37
Exercised	(725,291)	18.20	$2.68 - $27.75	6.59
Forfeited	(203,435)	29.01	$6.08 - $31.88	2.08
Outstanding at December 31, 2016	1,080,554	$13.32	$3.88 - 28.72	$6.57	5.21
Options exercisable at December 31, 2016	977,179	$12.10	$3.88 - 28.72	$5.76	4.88
The intrinsic value of options outstanding and exercisable at December 31, 2016 was $32.2 million and $30.3 million, respectively. As of December 31, 2016, the Company had approximately $1.0 million of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 2.07 years.
The total intrinsic value of options exercised during 2016, 2015 and 2014 was $11.7 million, $4.1 million and $1.7 million, respectively. The total cash received from options exercised during 2016, 2015 and 2014 was $13.2 million, $5.2 million, and $0.5 million, respectively.
Restricted Stock Units and Performance-based Restricted Stock Units
The Company has granted RSUs and PRSUs to certain key employees, officers and directors of the Company with various vesting requirements as established by the Compensation Committee of the Board of Directors. The RSUs granted vest based on the passage of time. The vesting of certain RSU awards also is subject to the price of the Company’s common stock exceeding a specified per share price for a designated period of time and continued employment at the Company by the grantee as of the vesting date. The PRSUs granted will vest based on the achievement of certain targets with respect to the Company’s overall financial performance for specified periods. The vesting of certain PRSUs also is subject to the price of the Company’s common stock exceeding a specified per share price for a designated period of time and generally require continued employment at the Company by the grantee as of the vesting date.
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
The RSUs and PRSUs may vest in whole or in part before the applicable vesting date if the grantee’s employment is terminated by the Company without cause or by the grantee with good reason (as defined in the grant agreement), upon death or disability of the grantee or in the event of a change in control of the Company. Upon vesting, the RSUs and PRSUs result in the issuance of shares of XPO common stock after required minimum tax withholdings. The holders of the RSUs and PRSUs do not have the rights of a stockholder and do not have voting rights until certificates representing shares are issued and delivered in settlement of the awards. The fair value of all grants of RSUs and PRSUs subject to market-based vesting conditions was estimated using the Monte Carlo simulation lattice model.
A summary of RSU and PRSU award activity for the year ended December 31, 2016 is presented below:

	RSUs		PRSUs
	Number of RSUs	Weighted-Average Grant Date Fair Value	Number of PRSUs	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2015	1,558,441	$23.01	1,987,060	$21.47
Granted	382,819	30.08	849,018	27.39
Vested	(773,581)	21.61	(228,155)	30.91
Forfeited	(189,859)	25.02	(341,367)	18.62
Outstanding at December 31, 2016	977,820	$26.60	2,266,556	$20.88
The total fair value of RSUs vested during 2016, 2015 and 2014 was $26.8 million, $14.3 million and $9.9 million, respectively. Of the 977,820 outstanding RSUs, 931,535 vest subject to service conditions and 46,285 vest subject to service and market conditions.

The total fair value of PRSUs that vested during 2016 and 2015 was $7.2 million and $0.7 million. No PRSUs vested during 2014. Of the 2,266,556 outstanding PRSUs, 1,289,968 vest subject to service and a combination of market and performance conditions and 976,588 vest subject to service and performance conditions.
As of December 31, 2016, the Company had approximately $40.1 million of unrecognized compensation cost related to non-vested RSU and PRSU compensation that is anticipated to be recognized over a weighted-average period of approximately 2.77 years.
Cash-settled Performance-based Restricted Stock Units
In February 2016, the Company entered into employment agreements with its executive officers. Pursuant to these agreements, on February 9, 2016 the Company granted cash-settled PRSUs under the 2011 Plan to each of the executive officers. Twenty-five percent of the PRSUs vest and are settled in cash on each of the first four anniversaries of the grant, subject to the grantee's continued employment through the applicable anniversary and achievement of certain performance targets for each tranche. Cash-settled PRSU awards are measured at fair value initially based on the closing price of the Company’s common stock at the date of grant and are required to be re-measured to fair value at each reporting date until settlement. Compensation expense for cash-settled PRSUs is recognized over the applicable performance periods based on the probability of achieving the performance conditions and the closing price of the Company’s common stock at each balance sheet date. The Company records as a liability (until settlement) the cost of a cash-settled PRSU award for which achievement of the performance condition is deemed probable. At December 31, 2016, the Company had recognized accrued liabilities of $26.9 million using a fair value per PRSU of $43.16.
A summary of cash-settled PRSU award activity for the year ended December 31, 2016 is presented below:

Number of Cash-settled PRSUs
Outstanding at December 31, 2015	—
Granted	2,508,727
Vested	—
Forfeited	(61,710)
Outstanding at December 31, 2016	2,447,017
As of December 31, 2016, the Company had approximately $78.7 million of unrecognized compensation cost related to non-vested cash-settled PRSU compensation that is anticipated to be recognized over a weighted-average period of approximately 3.0 years and will vary based on changes in the Company's common stock price and the probability of achieving performance targets in future periods.
13. Income Taxes
A summary of income (loss) before taxes related to U.S. and non U.S. operations are as follows:

	Year Ended December 31,
(In millions)	2016	2015	2014
Operations
U.S. domestic	$(69.8)	$(305.7)	$(87.2)
Foreign	176.6	23.2	(2.5)
Total pre-tax income (loss)	$106.8	$(282.5)	$(89.7)

The components of the income tax provision (benefit) consist of the following:

	Year Ended December 31,
(In millions)	2016	2015	2014
Current
Federal	$(10.6)	$(34.2)	$—
State and local	6.3	8.8	3.4
Foreign	47.5	26.4	0.5
	43.2	1.0	3.9
Deferred
Federal	(32.6)	(8.4)	(22.7)
Federal benefit of operating loss carryforwards	33.9	(49.7)	(5.1)
State and local	1.9	(9.3)	(2.7)
State and local benefit of operating loss carrryforward	(4.4)	(8.9)	—
Foreign	(6.6)	(15.6)	0.5
Foreign deferred taxes revalued for enacted rate change	(13.1)	—	—
	(20.9)	(91.9)	(30.0)
Total income tax provision (benefit)	$22.3	$(90.9)	$(26.1)
The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	Year Ended December 31,
(In percent)	2016	2015	2014
U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
State and local taxes, net	4.8	2.2	0.7
Transaction expense	0.9	(3.7)	(1.7)
Loss on convertible debt	—	(0.6)	(2.1)
Foreign tax credit	(10.7)	—	—
Change in valuation allowance	10.7	(3.2)	(1.4)
Nontaxable purchase price adjustment	—	2.2	—
Fuel and employment tax credits	(4.1)	2.0	—
Change in uncertain tax position provision	(4.5)	0.5	0.4
U.S. taxation of foreign earnings	6.6	(2.4)	—
Loss on remeasurement of foreign activities	—	2.6	—
Foreign tax rate differences	(4.2)	—	(0.5)
Impact of tax rate change on deferred taxes	(12.3)	—	—
Excess tax benefits	(4.7)	—	—
All other items	3.4	(2.4)	(1.3)
Net effective tax rate	20.9%	32.2%	29.1%

The tax effects of temporary differences that give rise to significant portions of the noncurrent deferred tax asset and deferred tax liability are as follows:

	Year Ended December 31,
(In millions)	2016	2015
Deferred tax assets
Net operating loss and other tax attribute carryforwards	$235.1	$242.0
Accrued expenses	115.8	125.4
Pension and other retirement obligations	59.6	70.3
Other	71.9	65.2
Total deferred tax asset	482.4	502.9
Valuation allowance	(83.1)	(67.6)
Total deferred tax asset, net	399.3	435.3
Deferred tax liabilities
Intangible assets	(515.7)	(655.0)
Property & equipment	(392.7)	(541.7)
Other	(60.6)	(58.3)
Total deferred tax liability	(969.0)	(1,255.0)
Net deferred tax liability	$(569.7)	$(819.7)
At December 31, 2016 and 2015, the Company had federal net operating losses for all U.S. operations (including those of minority owned subsidiaries) of $284.4 million and $409.7 million, respectively, expiring at various times between 2031 and 2036. At December 31, 2016 and 2015, the tax effect (before federal benefit) of the Company’s state net operating losses was $38.2 million and $26.5 million, respectively, expiring at various times between 2017 and 2036.
At December 31, 2016 and 2015, the Company had federal tax credit carryforwards of $25.3 million and $7.4 million, respectively, expiring at various times starting in 2017 with certain credits having an unlimited carryforward period. At December 31, 2016, the Company had state tax credit carryforwards of $4.2 million expiring at various times between 2017 and 2028. At December 31, 2015, the Company had state tax credit carryforwards of $4.6 million expiring at various times between 2016 and 2028.
At December 31, 2016 and 2015, the Company’s foreign net operating losses that are available to offset future taxable income were $296.5 million and $267.0 million, respectively. These foreign loss carryforwards will expire at various times between 2017 and 2035 with some losses having an unlimited carryforward period.
On December 30, 2016, Law No. 2016-1917 was published in France enacting a rate reduction from 33.33% to 28% to be phased in over four years starting in 2017. As a result of this change, the company recognized a reduction of its deferred tax liabilities of approximately $13.1 million in its financial statements.
In determining valuation allowances, an assessment of positive and negative evidence was performed regarding realization of the net deferred tax assets in accordance with ASC 740-10. This assessment included the evaluation of scheduled reversals of deferred tax liabilities and the availability of carry forwards. Based on the assessment, as of December 31, 2016, total valuation allowances of $83.1 million were recorded against deferred tax assets. Although realization is not assured, the Company has concluded that it is more likely than not that the remaining deferred tax assets will be realized and as such no valuation allowance has been provided on these assets. The increase in the Company’s valuation allowance of $15.5 million is a result of the Company’s updated determination that certain federal, state and foreign deferred tax assets do not meet the “more likely than not” criteria during the period based on operating results.
As of December 31, 2016, our foreign subsidiaries have undistributed earnings which could be subject to taxation if repatriated. Deferred tax liabilities have not been recorded for such earnings because it is management’s intention to permanently reinvest such undistributed earnings in its non-U.S. subsidiaries. We estimate the amount of unremitted earnings and profits as of December 31, 2016 to be approximately $75.0 million. Due to the uncertainty caused by various methods in which such earnings could be repatriated, it is not practicable to estimate the actual amount of such deferred tax liabilities. The Company would consider and pursue appropriate alternatives to reduce any tax liability that could occur. If, in the future, undistributed earnings are repatriated to the U.S., or it is determined such earnings will be repatriated in the foreseeable future, deferred tax liabilities will be recorded accordingly.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Year Ended December 31,
(In millions)	2016	2015
Uncertain tax positions, beginning of the year	$11.5	$6.2
Additions for tax positions of prior years	0.6	0.2
Additions for tax positions from acquisitions	10.3	6.1
Additions for tax positions taken during the current period	0.1	0.5
Reductions due to the statute of limitations	(7.9)	(1.5)
Uncertain tax positions, end of the year	$14.6	$11.5
The Company recognizes interest and penalties accrued related to uncertain tax positions in the provision for income taxes. For the years ended December 31, 2016 and 2015, $11.4 million and $8.1 million of the unrecognized tax benefits of $14.6 million and $11.5 million, respectively, if resolved favorably, would impact our effective tax rates. The release of the remaining approximately $3.0 million of unrecognized tax benefits would not affect the tax rate upon favorable resolution as the liability would be settled through a holdback provision of an acquisition agreement.
The Company and its wholly owned U.S. subsidiaries file a consolidated Federal income tax return. In addition, its minority owned U.S. subsidiaries file consolidated Federal income tax returns in accordance with U.S. filing requirements. The Company also files unitary or separate returns in various state, local and non-U.S. jurisdictions based on state, local and non-U.S. filing requirements. As a matter of course, various taxing authorities, including the Internal Revenue Service (“IRS”), regularly audit the Company. These audits may result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. Currently, the Company has no tax years under examination by the IRS. The Company has various non-U.S examinations in process, but at this time, the Company does not expect any of these routine examinations to yield a material assessment. While there are no other Federal, state or local examinations currently in progress, generally, the Federal returns after 2010, state and local returns after 2009 and non-U.S. returns after 2010 are open under relevant statute of limitations and therefore subject to potential adjustment. The Company believes that its tax positions comply with applicable tax law. The Con-way Federal return is closed through 2015.
14. Derivative Instruments
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

The following table presents the location on the consolidated balance sheets in which the Company’s derivative instruments have been recognized, the fair value hierarchy level applicable to each type of derivative instrument, and the related notional amounts and fair values:

	December 31, 2016
			Derivative Assets		Derivative Liabilities
(In millions)	Fair Value Hierarchy Level	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Cross-currency swap agreements	Level 2	$730.9	Other long-term assets	$11.9	Other long-term liabilities	$(6.9)
Cross-currency swap agreements	Level 2	3.3	Other current assets	0.1	Other current liabilities	—
Interest rate swaps	Level 2	105.4	Other current assets	—	Other current liabilities	(2.3)
Derivatives not designated as hedges:
Foreign currency option and forward contracts	Level 2	552.2	Other current assets	18.8	Other current liabilities	(1.0)
Foreign currency option and forward contracts	Level 2	742.6	Other long-term assets	26.7	Other long-term liabilities	(5.8)
Total				$57.5		$(16.0)

	December 31, 2015
			Derivative Assets		Derivative Liabilities
(In millions)	Fair Value Hierarchy Level	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Cross-currency swap agreements	Level 2	$730.9	Other long-term assets	$0.2	Other long-term liabilities	$—
Interest rate swaps	Level 2	228.6	Other current assets	—	Other current liabilities	(7.3)
Derivatives not designated as hedges:
Interest rate swaps	Level 2	43.5	Other current assets	—	Other current liabilities	(0.7)
Foreign currency option contracts	Level 2	235.2	Other current assets	—	Other current liabilities	(1.0)
Total				$0.2		$(9.0)
The following table indicates the amount of gains/(losses) that have been recognized in accumulated other comprehensive loss in the consolidated balance sheets and gains/(losses) recognized in earnings in the consolidated statements of operations for the twelve months ended December 31, 2016, 2015, and 2014 for derivative and nonderivative instruments:

	Recognized in Accumulated Other Comprehensive Income (Loss)			Recognized in Net Income (Loss)
(In millions)	2016	2015	2014	2016	2015	2014
Derivatives designated as hedges:
Cross-currency swap agreements	$15.3	$4.9	$—	$—	$—	$—
Interest rate swaps	4.4	(1.4)	—	—	—	—
Derivatives not designated as hedges:
Interest rate swaps	—	—	—	0.7	(1.0)	—
Foreign currency option and forward contracts	—	—	—	43.5	(9.7)	—
Nonderivatives designated as hedges:
Foreign currency denominated notes	(26.9)	4.7	—	—	—	—
Total	$(7.2)	$8.2	$—	$44.2	$(10.7)	$—
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

During the term of the swap contracts, the Company will receive semi-annual interest payments in June and December of each year from the counterparties based on USD fixed interest rates, and the Company will make semi-annual interest payments in June and December of each year to the counterparties based on EUR fixed interest rates. At maturity, the Company will repay the original principal amount in EUR and receive the principal amount in USD. The Company has designated the cross-currency swap agreements as qualifying hedging instruments and is accounting for these as net investment hedges. The gains and losses resulting from fair value adjustments to the cross-currency swap agreements are recorded in accumulated other comprehensive income to the extent that the cross-currency swaps are effective in hedging the designated risk. The Company did not record any ineffectiveness for the years ended December 31, 2016 and 2015. Cash flows related to the cross-currency swaps are included in operating activities on the consolidated statements of cash flows. The Company does not expect amounts that are currently deferred in accumulated other comprehensive income to be reclassified to income over the next 12 months.
In addition to the cross-currency swaps, the Company uses foreign currency denominated notes as nonderivative hedging instruments of its net investments in foreign operations. During the period that the Senior Notes due 2021 are designated as a net investment hedge, the gains and losses resulting from the exchange rate adjustments to the designated portion of the foreign currency denominated notes are recorded in accumulated other comprehensive income/loss to the extent that the foreign currency denominated notes are effective in hedging the designated risk. As of December 31, 2016, there is no amount of Senior Notes due 2021 included in long-term debt on the consolidated balance sheets that is designated as a net investment hedge of its investments in international subsidiaries that use the EUR as their functional currency. The most recent de-designation occurred in November 2016 and the amount recognized in accumulated other comprehensive income during the period that the Senior Notes due 2021 were designated as a net investment hedge remains in accumulated other comprehensive income as of December 31, 2016 and will remain in accumulated other comprehensive income until the subsidiary is sold, completely liquidated, or deconsolidated due to a change in control. From the de-designation date through December 31, 2016, the gains and losses resulting from exchange rate adjustments to the foreign currency denominated notes are recorded in the statement of operations in foreign currency gain/loss. The Company did not record any ineffectiveness for the years ended December 31, 2016 and 2015. The Company does not expect amounts that are currently deferred in accumulated other comprehensive income/loss to be reclassified to income over the next 12 months.
Interest Rate Hedging
In order to mitigate variability in forecasted interest payments on the Company’s EUR-denominated asset financings that are based on benchmark interest rates (e.g., Euribor), the Company has entered into interest rate swaps. The objective is for the cash flows of the interest rate swaps to offset any changes in cash flows of the forecasted interest payments attributable to changes in the benchmark interest rate. The interest rate swaps convert floating rate interest payments into fixed rate interest payments. The Company has designated the interest rate swaps as qualifying hedging instruments and is accounting for these as cash flow hedges of the forecasted obligations. The gains and losses resulting from fair value adjustments to the designated portion of the interest rate swaps are recorded in accumulated other comprehensive income/loss to the extent that the interest rate swaps are effective in hedging the designated risk. The gains and losses will be reclassified from accumulated other comprehensive income/loss to interest expense on the dates that interest payments accrue, or when the hedged item becomes probable not to occur. The Company is hedging its exposure to the variability in future cash flows for forecasted interest payments through December 2017. During the year ended December 31, 2016, certain interest rate swaps were not designated as hedges. The gains and losses related to the interest rate swaps not designated as hedges are included in interest expense on the consolidated statements of operations. As of December 31, 2016, there is no amount of the Company's interest rate swaps that is not designated as hedges. Cash flows related to the interest rate swaps are included in operating activities on the consolidated statements of cash flows. The Company expects an inconsequential amount that is currently deferred in accumulated other comprehensive income/loss to be reclassified to income over the next 12 months.
Foreign Currency Option and Forward Contracts
In order to mitigate against the risk of a reduction in the value of foreign currency from the Company’s international operations with the EUR and GBP as the functional currency, the Company uses foreign currency option and forward contracts. The foreign currency contracts were not designated as qualifying hedging instruments as of December 31, 2016. The contracts are not speculative and are used to manage the Company’s exposure to foreign currency exchange rate fluctuations and other identified risks. Gains or losses on the contracts are recorded in foreign currency gain/loss in the consolidated statements of operations. Cash flows related to the foreign currency contracts are included in operating activities on the condensed consolidated statements of cash flows. The risk of loss associated with the option contracts is limited to the premium amounts payable.
15. Variable Interest Entities
The Company applies the guidance under ASC 810-10 for the determination of its VIEs and the accounting determination for consolidation. The determination to consolidate these entities is based on a 4-step analysis to first identify those entities in which the Company holds a variable interest. Upon the determination that the Company holds a variable interest in the entity, the Company evaluates the relevant criteria to determine if the entity meets the definition of a VIE. These criteria include evaluating whether the equity investment at risk is insufficient to finance the activities of the entity, the holders of the equity interest lack decision making rights, the equity investment at risk was established with non-substantive voting rights, the holders of the equity investment at risk lack the obligation to absorb losses, and the holders of the equity investment at risk lack the right to receive residual returns. Upon the determination that an entity meets the criteria of a VIE, an evaluation is made over controlling interest and the determination of the primary beneficiary.
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

(In millions)	December 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$23.5	$14.3
Accounts receivable, net of allowance	57.9	54.7
Other current assets	4.2	3.8
Property and equipment, net of accumulated depreciation	6.0	4.8
Other long-term assets	2.6	3.0
Total	$94.2	$80.6

Liabilities
Accounts payable	$47.9	$44.9
Accrued expenses	13.3	8.1
Other current liabilities	8.3	8.9
Other long-term liabilities	9.1	5.2
Total	$78.6	$67.1
The following table summarizes total revenue and expenses in connection with the Company’s consolidated VIEs. The Company did not have any VIEs prior to its June 2015 acquisition of ND.

	Years ended December 31,
(In millions)	2016	2015
Revenue	$321.0	$189.5
Operating expenses	309.8	185.5
16. Earnings (Loss) per Share
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
made to the preferred shares. The dividend rights are defined in the Certificate of Designation of Series A Convertible Perpetual
Preferred Stock of XPO Logistics, Inc. filed with the SEC on Form 8-K on September 6, 2011.

	Year Ended December 31,
(In millions, except per share data)	2016	2015	2014
Basic earnings (loss) per common share
Net income (loss) attributable to XPO	$69.0	$(191.1)	$(63.6)
Preferred stock beneficial conversion charge	—	(52.0)	(40.9)
Convertible preferred dividends	(2.9)	(2.8)	(2.9)
Non-cash allocation of undistributed earnings	(3.0)	—	—
Net income (loss) allocable to common shares, basic	$63.1	$(245.9)	$(107.4)

Basic weighted-average common shares	110.2	92.8	53.6
Basic earnings (loss) per share	$0.57	$(2.65)	$(2.00)

Diluted earnings (loss) per common share
Net income (loss) allocable to common shares, basic	$63.1	$(245.9)	$(107.4)
Interest from Convertible Senior Notes	1.4	—	—
Net income allocable to common shares, diluted	$64.5	$(245.9)	$(107.4)

Basic weighted-average common shares	110.2	92.8	53.6
Dilutive effect of non-participating stock-based awards and Convertible Senior Notes	12.6	—	—
Diluted weighted-average common shares	122.8	92.8	53.6

Diluted earnings (loss) per share	$0.53	$(2.65)	$(2.00)

Potentially dilutive common shares excluded	11.8	25.7	27.4
Certain shares were not included in the computation of diluted earnings per share because the effect was either anti-dilutive or in the case of certain unvested PRSU awards, the contingent performance measure was not met as of December 31, 2016.
17. Quarterly Financial Data (Unaudited)
The Company’s unaudited results of operations for each of the quarters in the years ended December 31, 2016 and 2015 are summarized below:

(In millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
Revenue	$3,545.7	$3,683.3	$3,713.8	$3,676.6
Operating income (loss)	62.4	170.3	168.8	86.6
Net income (loss)	(19.3)	50.4	21.3	32.1
Net income (loss) attributable to common shareholders	(23.2)	42.6	13.8	27.3
Basic earnings (loss) per share(1)	(0.21)	0.39	0.13	0.25
Diluted earnings (loss) per share(1)	(0.21)	0.35	0.11	0.22
2015
Revenue	$703.0	$1,215.9	$2,362.0	$3,342.3
Operating income (loss)	(4.8)	(30.1)	44.3	(38.0)
Net loss	(14.7)	(78.8)	(35.0)	(63.1)
Net loss attributable to common shareholders	(15.4)	(75.1)	(92.6)	(62.8)
Basic loss per share(1)	(0.20)	(0.89)	(0.94)	(0.58)
Diluted loss per share(1)	(0.20)	(0.89)	(0.94)	(0.58)

(1) The sum of the quarterly net income (loss) attributable to common shareholders and earnings per share may not equal annual amounts due to differences in the weighted-average number of shares outstanding during the respective periods and due to the impact of the two-class method.

18. Segment Reporting and Geographic Information
The Company is organized into two reportable segments: Transportation Services and Logistics Services. Corporate and Eliminations constitute the remaining portions of the Company’s operating results required to be presented in order to reconcile the Company’s operating results to the condensed consolidated financial statements. The Transportation segment provides freight brokerage, last mile, LTL, full truckload, and global forwarding services. The Logistics segment provides a range of contract logistics services, including highly engineered and customized solutions, value-added warehousing and distribution and other inventory solutions.
The Company's Chief Executive Officer, who is the chief operating decision maker (“CODM”), regularly reviews financial information at the reporting segment level in order to make decisions about resources to be allocated to the segments and to assess their performance. Segment results that are reported to the CODM include items directly attributable to a segment as well as those that can be allocated on a reasonable basis. Asset information by segment is not provided to the Company's CODM as the majority of our assets are managed at the corporate level.
The Company evaluates performance based on the various financial measures of the respective business segments. The following schedule identifies selected financial data for the years ended December 31, 2016, 2015 and 2014, respectively:

(In millions)	Transportation	Logistics	Corporate	Eliminations	Total
Year Ended December 31, 2016
Revenue	$9,457.3	$5,323.9	$—	$(161.8)	$14,619.4
Operating income (loss)	438.0	209.5	(159.4)	—	488.1
Depreciation and amortization	449.1	192.3	2.0	—	643.4
Year Ended December 31, 2015
Revenue	$4,924.4	$2,768.4	$—	$(69.6)	$7,623.2
Operating income (loss)	51.6	81.6	(162.0)	0.2	(28.6)
Depreciation and amortization	226.5	136.9	1.5	—	364.9
Year Ended December 31, 2014
Revenue	$2,140.0	$216.6	$—	$—	$2,356.6
Operating income (loss)	18.9	17.6	(77.4)	—	(40.9)
Depreciation and amortization	79.5	16.3	2.5	—	98.3
For segment reporting purposes by geographic region, revenues are attributed to the sales office location. The following table presents revenues generated by geographical area.

	Year Ended December 31,
(In millions)	2016	2015	2014
Revenue
United States	$8,758.0	$4,278.5	$2,141.4
North America (excluding United States)	322.0	166.3	132.0
France	1,902.7	1,018.8	—
United Kingdom	1,700.9	1,063.5	1.8
Europe (excluding France and United Kingdom)	1,644.5	904.6	11.1
Asia	264.3	171.9	66.3
Other	27.0	19.6	4.0
Total	$14,619.4	$7,623.2	$2,356.6
As of December 31, 2016, the Company held long-lived tangible and definite-lived intangible assets outside of the United States of $1,213.3 million.

EXHIBIT INDEX

Exhibit Number	Description

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

4.9 *
Certificate of Designation of Series B Convertible Perpetual Preferred Stock of XPO Logistics, Inc., dated as of September 17, 2014 (incorporated by reference to Exhibit 4.1 to XPO’s Current Report on Form 8-K filed with the SEC on September 18, 2014).

4.10 *
Form of Investment Agreement, dated as of May 29, 2015, by and among XPO Logistics, Inc. and the Purchasers set forth on Schedule I thereto (incorporated by reference to Exhibit 4.1 to XPO’s Current Report on Form 8-K filed with the SEC on June 1, 2015).

4.11 *
Indenture, dated as of June 9, 2015, between XPO Logistics, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, The Bank of New York Mellon, London Branch as London Paying Agent and The Bank of New York Mellon (Luxembourg) S.A. as Luxembourg Paying Agent (incorporated by reference to Exhibit 4.1 to XPO’s Current Report on Form 8-K filed with the SEC on June 15, 2015).

4.12 *
Certificate of Designation of Series C Convertible Perpetual Preferred Stock of XPO Logistics, Inc., dated as of June 3, 2015 (incorporated by reference to Exhibit 4.2 to XPO’s Amendment No. 1 to Current Report on Form 8-K filed with the SEC on June 26, 2015).

4.13 *
Indenture, dated as of August 25, 2016, between XPO Logistics, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to XPO’s Current Report on Form 8-K filed with the SEC on August 26, 2016).

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

10.10 +*	Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to XPO’s Current Report on Form 8-K filed with the SEC on March 20, 2014).

10.11 +*	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to XPO’s Current Report on Form 8-K filed with the SEC on March 20, 2014).

10.12 +*	Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.7 to XPO’s Current Report on Form 8-K filed with the SEC on February 11, 2016).

10.13 +*	Form of Amendment to PRSU Agreements, dated March 7, 2016 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2016).

10.14 +*	2016 Omnibus Incentive Compensation Plan (incorporated by reference to Annex A to XPO’s definitive proxy statement on Schedule 14A filed with the SEC on November 21, 2016).

10.15 +	Form of Restricted Stock Unit Award Agreement (Service-Vesting) (2016 Omnibus Incentive Compensation Plan).

10.16 +	Form of Performance-Based Restricted Stock Unit Award Agreement (2016 Omnibus Incentive Compensation Plan).

10.17 +	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (2016 Omnibus Incentive Compensation Plan).

10.18 +*	Form of Employment Agreement, dated as of February 9, 2016, (incorporated by reference to Exhibit 10.1 to XPO’s Current Report on Form 8-K filed with the SEC on February 11, 2016).

10.19 +*
Exhibit A to Employment Agreement, dated as of February 9, 2016, between the registrant and Bradley S. Jacobs, (incorporated by reference to Exhibit 10.2 to XPO’s Current Report on Form 8-K filed with the SEC on February 11, 2016).

10.20 +*
Exhibit A to Employment Agreement, dated as of February 9, 2016, between the registrant and John J. Hardig, (incorporated by reference to Exhibit 10.4 to XPO’s Current Report on Form 8-K filed with the SEC on February 11, 2016).

10.21 +*
Exhibit A to Employment Agreement, dated as of February 9, 2016, between the registrant and Scott B. Malat, (incorporated by reference to Exhibit 10.6 to XPO’s Current Report on Form 8-K filed with the SEC on February 11, 2016).

10.22 +*
Exhibit A to Employment Agreement, dated as of February 9, 2016, between the registrant and Gordon E. Devens (incorporated by reference to Exhibit 10.5 to XPO’s Current Report on Form 8-K filed with the SEC on February 11, 2016).

10.23 +*
Exhibit A to Employment Agreement, dated as of February 9, 2016, between the registrant and Troy A. Cooper (incorporated by reference to Exhibit 10.3 to XPO’s Current Report on Form 8-K filed with the SEC on February 11, 2016).

10.24 +*
Exhibit A to Employment Agreement, dated as of February 9, 2016, between the registrant and Mario A. Harik (incorporated by reference to Exhibit 10.7 to XPO's Current Report on Form 8-K filed with the SEC on May 5, 2016).

Exhibit Number	Description

10.25 *
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

10.26 *
Amendment to Amended and Restated Revolving Loan Credit dated as of August 8, 2014 (incorporated by reference to Exhibit 10.1 to XPO’s Current Report on Form 8-K filed with the SEC on August 11, 2014).

10.27 *
Amendment No. 2 to the Amended and Restated Credit Agreement among XPO Logistics, Inc. and certain of its wholly owned subsidiaries, as borrowers, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent for such lenders (incorporated by reference to Exhibit 10.1 to XPO’s Current Report on Form 8-K filed with the SEC on June 2, 2015).

10.28 *
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

10.29 *
Senior Secured Term Loan Credit Agreement by and among XPO Logistics, Inc., certain subsidiaries signatory thereto, Morgan Stanley Senior Funding, Inc., as agent, and the Lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to XPO’s Current Report on Form 8-K filed with the SEC on November 2, 2015).

10.30 *
Incremental and Refinancing Amendment (Amendment No. 1 to Credit Agreement), dated as of August 25, 2016, by and among XPO Logistics, Inc., the subsidiaries signatory thereto, as guarantors, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to XPO’s Current Report on Form 8-K filed with the SEC on August 26, 2016).

10.31 +*
Departure Agreement between the Company and Hervé Montjotin dated September 5, 2015 (incorporated by reference to Exhibit 10.4 to XPO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.32	Retirement and Release Agreement, dated as of December 1, 2015, by and between XPO Logistics, Inc. and Louis DeJoy.

14	Code of Business Ethics.

21	Subsidiaries of the registrant.

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

31.2
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

32.1**
Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

32.2**
Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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