Form 10-Q
period 2017-03-31
XPO Logistics, Inc.
filed 2017-05-09
CIK 1166003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
Form 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number: 001-32172
_____________________________________
XPO Logistics, Inc.
(Exact name of registrant as specified in its charter)
 _____________________________________

Delaware	03-0450326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Five American Lane Greenwich, CT	06831
(Address of principal executive offices)	(Zip code)
(855) 976-6951
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
 _____________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2017 there were 111,705,199 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Table of Contents

XPO Logistics, Inc.
Form 10-Q

Part I—Financial Information
Item 1. Financial Statements.
XPO Logistics, Inc.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2017	2016
(In millions, except share and per share data)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$342.0	$373.4
Accounts receivable, net of allowances of $24.3 and $26.3, respectively	2,338.0	2,313.3
Other current assets	416.1	386.9
Total current assets	3,096.1	3,073.6
Property and equipment, net of $705.1 and $589.9 in accumulated depreciation, respectively	2,531.2	2,537.4
Goodwill	4,352.7	4,325.8
Identifiable intangible assets, net of $418.7 and $377.1 in accumulated amortization, respectively	1,501.0	1,534.7
Deferred tax asset	3.0	2.7
Other long-term assets	204.3	224.2
Total long-term assets	8,592.2	8,624.8
Total assets	$11,688.3	$11,698.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$990.7	$1,056.3
Accrued expenses	1,346.5	1,382.1
Current maturities of long-term debt	135.0	136.5
Other current liabilities	125.1	156.7
Total current liabilities	2,597.3	2,731.6
Long-term debt	4,810.9	4,731.5
Deferred tax liability	569.0	572.4
Employee benefit obligations	247.8	251.4
Other long-term liabilities	375.4	373.9
Total long-term liabilities	6,003.1	5,929.2
Stockholders’ equity:
Convertible perpetual preferred stock, $.001 par value; 10,000,000 shares authorized; 71,510 and 72,235 of Series A shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	41.2	41.6
Common stock, $.001 par value; 300,000,000 shares authorized; 111,622,997 and 111,087,027 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	0.1	0.1
Additional paid-in capital	3,239.8	3,244.9
Accumulated deficit	(372.4)	(392.9)
Accumulated other comprehensive loss	(167.5)	(193.7)
Total stockholders' equity before noncontrolling interests	2,741.2	2,700.0
Noncontrolling interests	346.7	337.6
Total equity	3,087.9	3,037.6
Total liabilities and equity	$11,688.3	$11,698.4
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2017	2016
Revenue	$3,539.5	$3,545.7
Operating expenses
Cost of transportation and services	1,887.3	1,945.1
Direct operating expense	1,137.7	1,106.2
Sales, general and administrative expense	400.9	432.0
Total operating expenses	3,425.9	3,483.3
Operating income	113.6	62.4
Other expense (income)	3.3	(1.2)
Foreign currency loss	10.6	5.5
Debt extinguishment loss	9.0	—
Interest expense	75.6	93.1
Income (loss) before income tax benefit	15.1	(35.0)
Income tax benefit	(9.8)	(15.7)
Net income (loss)	24.9	(19.3)
Net income attributable to noncontrolling interests	(3.6)	(3.2)
Net income (loss) attributable to XPO	$21.3	$(22.5)

Earnings per share data:
Net income (loss) attributable to common shareholders	$19.5	$(23.2)

Basic earnings (loss) per share	$0.18	$(0.21)
Diluted earnings (loss) per share	$0.16	$(0.21)

Weighted-average common shares outstanding
Basic weighted-average common shares outstanding	111.4	109.6
Diluted weighted-average common shares outstanding	124.4	109.6
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(In millions)	2017	2016
Net income (loss)	$24.9	$(19.3)

Other comprehensive income (loss), net of tax
Foreign currency translation gains (1)	$32.6	$52.1
Unrealized losses on financial assets/liabilities designated as hedging instruments, net of tax effect of $1.5 and $14.7	(1.5)	(18.4)
Change in defined benefit plans liability, net of tax effect of $0.0 and $0.0	0.6	—
Other comprehensive income	31.7	33.7
Comprehensive income	$56.6	$14.4
Less: Comprehensive income attributable to noncontrolling interests	(9.1)	(11.9)
Comprehensive income attributable to XPO	$47.5	$2.5
(1) There is no tax impact related to the foreign currency translation adjustments as the earnings are considered permanently reinvested.
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2017	2016
Operating activities
Net income (loss)	$24.9	$(19.3)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	157.4	162.1
Stock compensation expense	15.3	11.9
Accretion of debt	4.6	3.9
Deferred tax benefit	(4.5)	(22.7)
Loss on extinguishment of debt	9.0	—
Unrealized loss on foreign currency option and forward contracts	11.9	2.2
Other	6.4	(2.1)
Changes in assets and liabilities:
Accounts receivable	(15.2)	30.9
Other assets	(53.1)	(65.8)
Accounts payable	(56.2)	(90.5)
Accrued expenses and other liabilities	(85.5)	(3.7)
Cash flows provided by operating activities	15.0	6.9
Investing activities
Payment for purchases of property and equipment	(122.4)	(114.7)
Proceeds from sale of assets	20.5	17.5
Cash flows used by investing activities	(101.9)	(97.2)
Financing activities
Proceeds from borrowings on term loan facility	523.5	—
Payment for debt issuance costs	(8.9)	—
Repayment of borrowings on term loan facility	(511.4)	—
Repayment of long-term debt and capital leases	(29.2)	(41.8)
Proceeds from borrowings on ABL facility	180.0	200.0
Repayment of borrowings on ABL facility	(110.0)	(100.0)
Bank overdrafts	20.4	18.3
Payment for tax withholdings for restricted shares	(10.4)	—
Dividends paid	(0.7)	(0.7)
Other	0.3	—
Cash flows provided by financing activities	53.6	75.8
Effect of exchange rates on cash	1.9	3.7
Net decrease in cash	(31.4)	(10.8)
Cash and cash equivalents, beginning of period	373.4	289.8
Cash and cash equivalents, end of period	$342.0	$279.0
Supplemental disclosure of cash flow information:
Cash paid for interest	$48.5	$72.6
Cash paid for income taxes	$18.9	$4.8
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization, Description of Business and Basis of Presentation
XPO Logistics, Inc. and its subsidiaries ("XPO" or the "Company") use an integrated network of people, technology and physical assets to help customers manage their goods more efficiently throughout their supply chains. The Company’s customers are multinational, national, mid-size and small enterprises, and include many of the most prominent companies in the world. XPO runs its business on a global basis, with two reportable segments: Transportation and Logistics.
In the Transportation segment, the Company provides multiple services to facilitate the movement of raw materials, parts and finished goods. The Company accomplishes this by using its proprietary transportation technology, third-party carriers and Company-owned trucks and service centers. XPO’s transportation services include: freight brokerage, last mile, less-than-truckload ("LTL"), full truckload, and global forwarding services. Freight brokerage, last mile, and global forwarding are all non-asset or asset-light businesses. LTL and full truckload are asset-based.
In the Logistics segment, referred to as supply chain, the Company provides a range of contract logistics services, including highly engineered and customized solutions, value-added warehousing and distribution, cold chain solutions and other inventory management solutions. Additionally, the Company performs e-commerce fulfillment, order personalization, warehousing, reverse logistics, storage, factory support, aftermarket support, manufacturing, distribution, packaging and labeling, as well as supply chain optimization services such as production flow management.
For additional information relating to these segments, refer to Note 2—Segment Reporting.
We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2016 (the "2016 Form 10-K") and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the 2016 Form 10-K.
In our opinion, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of financial condition, operating results and cash flows for the interim periods presented have been made. Interim results of operations are not necessarily indicative of the results of the full year. Income or loss attributable to noncontrolling interests is deducted from net income (loss) to determine net income (loss) attributable to XPO.
Adoption of New Accounting Standards
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 718): "Improvements to Employee Share-based Payment Accounting." This ASU involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. The Company adopted this standard in the fourth quarter of 2016, effective January 1, 2016. Accordingly, our provision for income taxes in the first quarter of 2017 included excess tax benefits of $10.7 million that reduced our income tax provision. For the quarter ended March 31, 2016, there was no material effect on our condensed consolidated financial statements from the adoption of this ASU. In regards to forfeitures, the Company elected to account for forfeitures when they occur. In addition to the excess tax benefit referred to above, the effective tax rate for the first quarter of 2017 also reflects the release of $2.6 million of reserves related to uncertain tax positions and the release of a valuation allowance of $3.3 million related to state tax matters.
Accounting Pronouncements Issued But Not Yet Effective
In May 2014, the FASB issued ASU No. 2014-09, Revenue (Topic 606): "Revenue from Contracts with Customers." This new standard includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard will be effective for our annual and interim periods beginning January 1, 2018, and permits the use of either the retrospective or cumulative effect transition method. The Company has not yet determined which transition method will be used. We are currently evaluating the effects of this standard. We have completed an initial "gap assessment," whereby we have compared our current revenue recognition practices to those required by the new standard. The main areas under consideration include (i) the recognition of revenue using proportionate delivery within our Transportation segment, (ii) gross versus net revenue presentation, and (iii) the identification and capitalization of contract inception costs. We do not currently expect that the adoption of the standard will have a material effect on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases, including operating leases. Under the new requirements, a lessee will recognize in the balance sheet a liability to make lease payments (the lease liability) and the right-of-use asset representing the right to the underlying asset for the lease term. For leases with a term of 12 months or less, the lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the effects ASU 2016-02 will have on its consolidated financial statements and related disclosures. As of December 31, 2016, the Company reported $2,144.3 million in operating lease obligations and will evaluate those contracts as well as other existing arrangements to determine if they qualify for lease accounting under the new standard. The Company does not plan to adopt the standard early.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. Under the current guidance for assessing goodwill for impairment, an entity can first assess qualitative factors to determine whether a two-step goodwill impairment test is necessary (often referred to as "Step 0"). When an entity bypasses or fails Step 0, the two-step goodwill impairment test is performed. Step 1 compares a reporting unit’s fair value to its carrying amount to determine if there is a potential impairment. If the carrying amount exceeds fair value, Step 2 must be completed. Step 2 involves determining the implied fair value of goodwill and comparing it to the carrying amount of that goodwill to measure the impairment loss, if any. The revised guidance eliminates Step 2 of the current goodwill impairment test, which requires a hypothetical purchase price allocation to measure goodwill impairment. Under the new standard, a goodwill impairment loss will instead be measured at the amount by which a reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance requires prospective adoption and will be effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption of this guidance is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We will be adopting this guidance for the year ending December 31, 2017 and do not expect it to have a material effect on our financial statements.
In March 2017, the FASB issued ASU No. 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The ASU will change how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the cost of the benefits in the statements of operations. This cost, commonly referred to as the "net periodic benefit cost," is comprised of several components that reflect different aspects of the arrangement with the employee, including the effect of the related funding. Currently, the Company aggregates the various components of the net periodic benefit cost (including interest cost and the expected return on plan assets) for presentation purposes and includes these costs within operating income (loss) on the condensed consolidated statements of operations. Under the new guidance, these costs will be presented below operating income (loss). This ASU is effective for public entities for fiscal years beginning after December 15, 2017, including interim periods within that reporting period; however, early adoption is permitted. We have not early adopted this standard and will be adopting it for the year ending December 31, 2018. The adoption of the standard will have no impact on net income. In connection with the adoption of this new standard, prior periods will be recast to reflect the new presentation. The amount of net periodic benefit cost that will be reclassified below operating income for fiscal year 2016 will be approximately $25 million of income.
2. Segment Reporting
The Company is organized into two reportable segments: Transportation and Logistics. Corporate and Eliminations constitute the remaining portions of the Company’s operating results required to be presented in order to reconcile the Company’s segment results to the condensed consolidated financial statements.
The Company's chief executive officer, who is the chief operating decision maker ("CODM"), regularly reviews financial information at the reporting segment level in order to make decisions about resources to be allocated to the segments and to assess their performance. Segment results that are reported to the CODM include items directly attributable to a segment as well as those that can be allocated on a reasonable basis. Asset information by segment is not provided to the Company's CODM as the majority of our assets are managed at the corporate level.

The Company evaluates performance based on the various financial measures of the respective business segments. The following table identifies selected financial data for the three months ended March 31, 2017 and 2016:

(In millions)	Transportation	Logistics	Corporate	Eliminations	Total
Three Months Ended March 31, 2017
Revenue	$2,277.2	$1,300.1	$—	$(37.8)	$3,539.5
Operating income (loss)	100.8	47.2	(34.4)	—	113.6
Depreciation and amortization	106.2	48.7	2.5	—	157.4

Three Months Ended March 31, 2016
Revenue	$2,297.4	1,260.7	$—	$(12.4)	$3,545.7
Operating income (loss)	75.4	31.9	(44.9)	—	62.4
Depreciation and amortization	114.6	47.1	0.4	—	162.1
3. Restructuring Charges
In conjunction with various acquisitions, the Company has initiated a facility rationalization and severance program to close facilities and reduce employment. These initiatives are intended to improve the Company's efficiency and profitability.
The restructuring charges incurred during the three months ended March 31, 2017, and included in the Company's condensed consolidated statement of operations as sales, general and administrative expense, direct operating expense, and cost of transportation and services, are summarized below.

		Three months ended March 31, 2017
(In millions)	Reserve Balance at December 31, 2016	Charges Incurred	Payments	Reserve Balance at March 31, 2017
Transportation
Facilities	$1.4	$0.2	$(0.2)	$1.4
Severance	5.8	1.6	(2.0)	5.4
Total	7.2	1.8	(2.2)	6.8
Logistics
Contract termination	0.7	—	(0.1)	0.6
Facilities	0.5	—	(0.2)	0.3
Severance	16.1	1.8	(3.2)	14.7
Total	17.3	1.8	(3.5)	15.6
Corporate
Contract termination	0.3	—	(0.2)	0.1
Severance	0.4	1.0	(0.6)	0.8
Total	0.7	1.0	(0.8)	0.9
Total	$25.2	$4.6	$(6.5)	$23.3
4. Fair Value Measurements
We account for certain assets and liabilities at fair value, and categorize each of our fair value measurements in one of the following three levels based on the lowest level input that is significant to the fair value measurement in its entirety:

•	Level 1 - Quoted prices for identical instruments in active markets;

•	Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets; and

•	Level 3 - Valuations based on inputs that are unobservable, generally utilizing pricing models or other valuation techniques that reflect management’s judgment and estimates.

Assets and Liabilities Measured at Fair Value
As of March 31, 2017 and December 31, 2016, our assets and liabilities measured at fair value include our derivative instruments and the liability related to our cash settled performance-based restricted stock units.
Fair Value of Financial Instruments
The carrying values of the following financial instruments approximated their fair values as of March 31, 2017 and December 31, 2016: cash, accounts receivable, accounts payable and accrued expenses. Fair values approximate carrying values for these financial instruments since they are short-term in nature or are receivable or payable on demand. For information regarding the estimated fair value of the Company's derivative instruments and debt, refer to Note 5—Derivative Instruments and Note 6—Debt, respectively.
5. Derivative Instruments
In the normal course of business, the Company is exposed to certain risks arising from business operations and economic factors, including fluctuations in interest rates and foreign currencies. To manage the volatility related to these exposures, the Company uses derivative instruments. The objective of these derivative instruments is to reduce fluctuations in the Company’s earnings and cash flows associated with changes in foreign currency and interest rates. These financial instruments are not used for trading or other speculative purposes. The Company has not historically incurred, and does not expect to incur in the future, any losses as a result of counterparty default.
The Company's derivative portfolio is comprised of the following instruments as of March 31, 2017 and December 31, 2016.

March 31, 2017
			Derivative Assets		Derivative Liabilities
(In millions)	Fair Value Hierarchy Level	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges:
Cross-currency swap agreements	Level 2	$730.9	Other long-term assets	$9.4	Other long-term liabilities	$(8.5)
Cross-currency swap agreements	Level 2	2.0	Other current assets	0.1	Other current liabilities	—
Interest rate swaps	Level 2	106.9	Other current assets	—	Other current liabilities	(1.7)
Derivatives not designated as hedges:
Foreign currency option and forward contracts	Level 2	614.3	Other current assets	14.6	Other current liabilities	(0.9)
Foreign currency option and forward contracts	Level 2	588.6	Other long-term assets	16.1	Other long-term liabilities	(3.1)
Total				$40.2		$(14.2)

December 31, 2016
			Derivative Assets		Derivative Liabilities
(In millions)	Fair Value Hierarchy Level	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges:
Cross-currency swap agreements	Level 2	$730.9	Other long-term assets	$11.9	Other long-term liabilities	$(6.9)
Cross-currency swap agreements	Level 2	3.3	Other current assets	0.1	Other current liabilities	—
Interest rate swaps	Level 2	105.4	Other current assets	—	Other current liabilities	(2.3)
Derivatives not designated as hedges:
Foreign currency option and forward contracts	Level 2	552.2	Other current assets	18.8	Other current liabilities	(1.0)
Foreign currency option and forward contracts	Level 2	742.6	Other long-term assets	26.7	Other long-term liabilities	(5.8)
Total				$57.5		$(16.0)

The following table indicates the amount of pre-tax gains/(losses) that have been recognized in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets and gains/(losses) recognized in income (loss) before income tax provision (benefit) in the condensed consolidated statements of operations for derivative and nonderivative instruments:

	Recognized in Accumulated Other Comprehensive Income (Loss)		Recognized in Income (Loss) Before Income Tax Provision (Benefit)
(In millions)	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Derivatives designated as hedges:
Cross-currency swap agreements	$(4.1)	$(32.8)	$—	$—
Interest rate swaps	0.5	1.1	—	—
Derivatives not designated as hedges:
Interest rate swaps	—	—	—	0.2
Foreign currency option and forward contracts	—	—	(10.2)	(2.4)
Nonderivatives designated as hedges:
Foreign currency denominated notes	0.6	(1.7)	—	$—
Total	$(3.0)	$(33.4)	$(10.2)	$(2.2)

Foreign Currency Option and Forward Contracts
In order to mitigate against the risk of a reduction in the value of foreign currency from the Company’s international operations that primarily have the Euro ("EUR") and British Pound Sterling ("GBP") as the functional currency, the Company uses foreign currency option and forward contracts. The foreign currency contracts were not designated as qualifying hedging instruments as of March 31, 2017. The contracts are not speculative; rather, they are used to manage the Company’s exposure to foreign currency exchange rate fluctuations. The contracts expire in 24 months or less. Gains or losses on the contracts are recorded in foreign currency (gain) loss in the condensed consolidated statements of operations. Cash flows related to the foreign currency contracts are included in operating activities on the condensed consolidated statements of cash flows.

6. Debt
Debt is comprised of the following:

	March 31, 2017
			Fair Value
(In millions)	Principal Balance	Carrying Value	Level 1	Level 2
ABL facility	$100.0	$100.0	$—	$100.0
Senior notes due 2023	535.0	527.2	557.7	—
Senior notes due 2022	1,600.0	1,580.7	1,677.0	—
Senior notes due 2021	534.6	528.4	562.6	—
Senior notes due 2018	265.8	266.8	272.5	—
Term loan facility	1,494.0	1,448.8	—	1,503.8
Senior debentures due 2034	300.0	201.3	278.9	—
Convertible senior notes	49.4	47.8	144.0	—
Euro private placement notes due 2020	12.8	13.9	—	13.2
Asset financing	124.0	124.0	124.0	—
Capital leases for equipment	107.0	107.0	—	107.0
Total debt	$5,122.6	$4,945.9	$3,616.7	$1,724.0
Current maturities of long-term debt	$136.6	$135.0
Long-term debt	$4,986.0	$4,810.9

	December 31, 2016
			Fair Value
(In millions)	Principal Balance	Carrying Value	Level 1	Level 2
ABL facility	$30.0	$30.0	$—	$30.0
Senior notes due 2023	535.0	527.1	560.4	—
Senior notes due 2022	1,600.0	1,579.9	1,689.4	—
Senior notes due 2021	527.1	520.7	546.0	—
Senior notes due 2018	265.8	267.1	274.0	—
Term loan facility	1,481.9	1,439.2	—	1,507.1
Senior debentures due 2034	300.0	200.8	241.6	—
Convertible senior notes	49.4	47.1	129.8	—
Euro private placement notes due 2020	12.6	13.7	—	14.0
Asset financing	145.0	145.0	145.0	—
Capital leases for equipment	97.4	97.4	—	97.4
Total debt	$5,044.2	$4,868.0	$3,586.2	$1,648.5
Current maturities of long-term debt	$138.9	$136.5
Long-term debt	$4,905.3	$4,731.5
The Level 1 debt was valued using quoted prices in active markets. The Level 2 debt was valued using bid evaluation pricing models or quoted prices of securities with similar characteristics. The fair value of the asset financing arrangements approximates carrying value since the debt is primarily issued at a floating rate, may be prepaid any time at par without penalty, and the remaining life is short-term in nature.
Refinancing of Existing Term Loan
On March 10, 2017, the Company entered into a Refinancing Amendment (Amendment No. 2 to Credit Agreement) (the "Amendment"), by and among XPO, its subsidiaries signatory thereto, as guarantors, the lenders party thereto and Morgan Stanley Senior Funding, Inc., in its capacity as administrative agent (the "Administrative Agent"), amending that certain Senior Secured Term Loan Credit Agreement, dated as of October 30, 2015 (as amended, amended and restated, supplemented or otherwise modified, including by that certain Incremental and Refinancing Amendment (Amendment No. 1 to Credit

Agreement), dated as of August 25, 2016, the "Term Loan Credit Agreement").
Pursuant to the Amendment, the outstanding $1,481.9 million principal amount of term loans under the Term Loan Credit Agreement (the "Existing Term Loans") were replaced with $1,494.0 million in aggregate principal amount of new term loans (the "New Term Loans") having substantially similar terms as the Existing Term Loans, other than with respect to the applicable interest rate and prepayment premiums in respect of certain voluntary prepayments. Proceeds from the New Term Loans were used primarily to refinance the Existing Term Loans and to pay interest, fees and expenses in connection therewith, and up to $1.5 million may be used for general corporate purposes.
The interest rate margin applicable to the New Term Loans was reduced from 2.25% to 1.25%, in the case of base rate loans, and from 3.25% to 2.25%, in the case of LIBOR loans and the LIBOR floor was reduced from 1.0% to 0%. The interest rate on the New Term Loans was 3.11% at March 31, 2017. The New Term Loans maturity will remain October 30, 2021. The refinancing resulted in a debt extinguishment charge of $9.0 million.
7. Legal and Regulatory Matters
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
There are other putative class action litigation matters pending against the Company’s intermodal drayage subsidiaries in which the plaintiffs claim they should have been classified as employees, rather than independent contractors, and seek damages for alleged violations of various California wage and hour laws. The particular claims asserted vary from case to case, but the claims generally allege unpaid wages, unpaid overtime, or failure to provide meal and rest periods, and seek reimbursement of the contract carriers’ business expenses. However, these claims are all subject to arbitration provisions in the claimants’ independent contractor agreements, and class action certification is therefore unlikely. These cases include the following matters filed in the Superior Court for the State of California, Los Angeles District: C. Arevalo v. XPO Port Services, Inc. filed in August 2015; M. Cortez v. Pacer filed in June 2016; and the following case filed in U.S. District Court for the Central District of California: I. Hernandez v. Pacer filed in May 2016. One of these cases, Cortez, has filed a California Private Attorneys General Act ("PAGA") claim, which is not subject to arbitration and therefore is subject to PAGA class action procedures. However, this matter is in the initial pleading stage and the court has not yet determined whether to certify the PAGA claim to proceed. The Company believes that it has adequately accrued for the potential impact of loss contingencies that are probable and reasonably estimable relating to these claims. The Company is unable at this time to estimate the amount of the possible loss or range of loss, if any, in excess of its accrued liability that it may incur as a result of these claims given, among other reasons, that the number and identities of plaintiffs in these lawsuits are uncertain and the range of potential loss could be impacted substantially by future rulings by the courts involved, including on the merits of the claims.
Last Mile Logistics Classification Claims
Certain of the Company’s last mile logistics subsidiaries are party to several putative class action litigations brought by independent contract carriers who contracted with these subsidiaries in which the contract carriers assert that they should be classified as employees, rather than independent contractors. The particular claims asserted vary from case to case, but the claims generally allege unpaid wages, unpaid overtime, or failure to provide meal and rest periods, and seek reimbursement of the contract carriers’ business expenses. Putative class actions against the Company’s subsidiaries are pending in California (Fernando Ruiz v. Affinity Logistics Corp., filed in May 2005, currently in the Federal District Court, Southern District of California; Ron Carter, Juan Estrada, Jerry Green, Burl Malmgren, Bill McDonald and Joel Morales v. XPO Logistics, Inc., filed in March 2016 in the Federal District Court, Northern District of California; Ramon Garcia v. Macy’s and XPO Logistics Inc., filed in July 2016 in Superior Court of the State of California, Alameda County; and Kevin Kramer v. XPO Logistics Inc., filed in September 2016 in Superior Court of the State of California, Alameda County); New Jersey (Leonardo Alegre v. Atlantic Central Logistics, Simply Logistics, Inc., filed in March 2015 in the Federal District Court, New Jersey - the Company has reached an agreement to settle this litigation, which is waiting for Court approval); and Connecticut (Carlos Taveras v. XPO Last Mile, Inc., filed in November 2015 in the Federal District Court, Connecticut - the Company has reached an agreement to settle this litigation, which is waiting for Court approval). The Company believes that it has adequately accrued for the potential impact of loss contingencies relating to the foregoing claims that are probable and reasonably estimable. The Company is unable at this time to estimate the amount of the possible loss or range of loss, if any, in excess of its accrued liability that it may incur as a result of these claims given, among other reasons, that the number and identities of plaintiffs in these lawsuits are uncertain and the range of potential loss could be impacted substantially by future rulings by the courts involved, including on the merits of the claims.
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
8. Earnings (Loss) Per Share
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

	Three Months Ended March 31,
(In millions, except per share data)	2017	2016
Basic earnings (loss) per common share
Net income (loss) attributable to XPO	$21.3	$(22.5)
Cumulative preferred dividends	(0.7)	(0.7)
Non-cash allocation of undistributed earnings	(1.1)	—
Net income (loss) allocable to common shares, basic	$19.5	$(23.2)

Basic weighted-average common shares	111.4	109.6
Basic earnings (loss) per share	$0.18	$(0.21)

Diluted earnings (loss) per common share
Net income (loss) allocable to common shares, basic	$19.5	$(23.2)
Interest from Convertible Senior Notes	0.3	—
Net income (loss) allocable to common shares, diluted	$19.8	$(23.2)

Basic weighted-average common shares	111.4	109.6
Dilutive effect of non-participating stock-based awards and Convertible Senior Notes	13.0	—
Diluted weighted-average common shares	124.4	109.6

Diluted earnings (loss) per share	$0.16	$(0.21)

Potential common shares excluded	10.3	—
Certain shares were not included in the computation of diluted earnings per share because the effect was anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and other written reports and oral statements we make from time to time contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. In some cases, forward-looking statements can be identified by the use of forward-looking terms such as "anticipate," "estimate," "believe," "continue," "could," "intend," "may," "plan," "potential," "predict," "should," "will," "expect," "objective," "projection," "forecast," "goal," "guidance," "outlook," "effort," "target," "trajectory" or the negative of these terms or other comparable terms. However, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to a material difference include those discussed below and the risks discussed in the Company’s other filings with the Securities and Exchange Commission (the "SEC"). All forward-looking statements set forth in this Quarterly Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The following discussion should be read in conjunction with the Company’s unaudited Condensed Consolidated Financial Statements and related Notes thereto included elsewhere in this Quarterly Report. Forward-looking statements set forth in this Quarterly Report speak only as of the date hereof, and we do not undertake any obligation to update forward-looking statements to reflect subsequent events or circumstances, changes in expectations or the occurrence of unanticipated events, except as required by law.
Reference should be made to the audited consolidated financial statements and notes thereto and related "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's 2016 Annual Report on Form 10-K.
Executive Summary
XPO Logistics, Inc., a Delaware corporation together with its subsidiaries ("XPO," the "Company," "we" or "our"), is a top ten global provider of cutting-edge supply chain solutions to the most successful companies in the world. The Company operates as a highly integrated network of people, technology and physical assets. We use our network to help our customers manage their goods more efficiently throughout their supply chains. As of March 31, 2017, we served more than 50,000 customers and operated with over 89,000 employees and 1,431 locations in 34 countries.
We run our business on a global basis, with two segments: Transportation and Logistics. Within each segment, we have built robust service offerings that are positioned to capitalize on fast-growing areas of customer demand. Substantially all of our businesses operate under the single brand of XPO Logistics.
We are not reliant on the economy of any one country, region or industry. Based on where orders originated, approximately 60% of our 2016 revenue was generated in the United States, 13% in France, 12% in the United Kingdom, and 15% in other countries. Our customers are also highly diversified across every major industry, with retail and e-commerce historically accounting for approximately a quarter of our revenue.
In our Transportation segment, we are the second largest freight brokerage provider globally, and we hold industry-leading positions in North America and Europe. In North America, we are the largest provider of last mile logistics for heavy goods; the largest manager of expedite shipments; the second largest provider of less-than-truckload ("LTL") transportation; and the third largest provider of intermodal services; as well as a global freight forwarder with a large network of ocean, air, ground and border services.
In Europe, we have the largest owned road transportation fleet. We offer full truckload transportation in Europe as dedicated, non-dedicated and brokered services; last mile logistics services; and LTL transportation through one of the largest LTL networks in Western Europe. Our total lane density covers the regions that produce approximately 90% of the eurozone’s GDP.
Our blended model of owned, contracted and brokered capacity gives us the flexibility to offer solutions that best serve the interests of our customers and the Company. As of March 31, 2017, globally, we had more than 10,000 independent owner operators under contract to provide drayage, expedite, last mile and LTL services to our customers, and more than 50,000 independent brokered carriers representing approximately 1,000,000 trucks on the road.
We employ professional drivers who transport goods for customers using our fleet of owned and leased trucks and trailers. Globally, our fleet encompasses approximately 16,000 tractors and 39,000 trailers primarily related to our LTL and full truckload operations. These assets also provide capacity for our freight brokerage operations. Our company overall is asset-light, with assets accounting for just under a third of our revenue.
In our Logistics segment, which we sometimes refer to as "supply chain" or "contract business," we provide a range of services, including highly engineered and customized solutions, value-added warehousing and distribution, cold chain solutions and other inventory management solutions. We perform e-commerce fulfillment, order personalization, reverse logistics, recycling, storage, factory support, aftermarket support, manufacturing, distribution, packaging and labeling, as well as supply chain optimization services such as production flow management and transportation management.
XPO is the second largest contract logistics provider worldwide, with a broad footprint of shared and dedicated facilities that makes us attractive to multinational customers. Our logistics customers include the preeminent names in aerospace, retail, technology, manufacturing, food and beverage, wireless, chemical, agribusiness, life sciences and healthcare.
We also benefit from a strong presence in the high-growth e-commerce sector. E-commerce is predicted to continue to grow globally at a double-digit rate through at least 2020 and, increasingly, order fulfillment is being outsourced. We are the largest outsourced e-fulfillment provider in Europe, and we have a major platform for e-fulfillment in North America, where we provide highly customized solutions that include reverse logistics and omni-channel services.
We believe that our ability to provide customers with integrated, end-to-end supply chain solutions gives us a competitive advantage. Many customers, particularly large companies, are increasingly turning to multi-modal providers to handle their supply chain requirements. We have built XPO to capitalize on this trend, as well as the trend toward outsourcing in both transportation and logistics, the boom in e-commerce, and the adoption of just-in-time inventory practices. All of our service lines are run by highly experienced operators who know how to deliver results.
Two hallmarks of our operations worldwide are technology and sustainability. We place massive importance on innovation because we believe that great technology in the hands of well-trained employees is the ultimate competitive advantage. Our annual investment in technology is among the highest in our industry.
Our focus is on using innovation to differentiate our services and deliver tangible value to our customers and investors. We have built a highly scalable and integrated system on a cloud-based platform that speeds up innovation. Our global team of approximately 1,600 IT professionals can deploy proprietary software very rapidly. We concentrate our efforts in the following areas of innovation: automation; visibility and customer service business-specific analytics; and far-reaching new capabilities.
We also have a strong, global commitment to sustainability. XPO owns the largest natural gas truck fleet in Europe and launched government-approved mega-trucks in Spain, both of which reduce CO2 emissions. We have been awarded the label "Objectif CO2" for outstanding environmental performance of transport operations in Europe by the French Ministry of the Environment and the French Environment and Energy Agency.
Many of our logistics facilities in North America are ISO14001-certified, which ensures environmental and other regulatory compliances. We monitor fuel emissions from forklifts, with systems in place to take immediate corrective action if needed. Company packaging engineers ensure that the optimal carton size is used for each product slated for distribution and, as a byproduct of reverse logistics, we recycle millions of electronic components and batteries each year. These are just a few of the many initiatives that reflect our commitment to operating in a progressive and environmentally sound manner, with the greatest efficiency and least waste possible.

XPO Logistics, Inc.
Consolidated Summary Financial Table
(Unaudited)

	Three Months Ended March 31,		Percent of Revenue		Change
(In millions)	2017	2016	2017	2016	2017 vs. 2016
Revenue	$3,539.5	$3,545.7	100.0%	100.0%	(0.2)%
Cost of transportation and services	1,887.3	1,945.1	53.3%	54.9%	(3.0)%
Direct operating expense	1,137.7	1,106.2	32.1%	31.2%	2.8%
SG&A expense	400.9	432.0	11.3%	12.2%	(7.2)%
Operating income	113.6	62.4	3.2%	1.8%	82.1%
Other expense (income)	3.3	(1.2)	0.1%	—%	375.0%
Foreign currency loss	10.6	5.5	0.3%	0.2%	92.7%
Debt extinguishment loss	9.0	—	0.3%	—%	100.0%
Interest expense	75.6	93.1	2.1%	2.6%	(18.8)%
Income (loss) before income tax benefit	15.1	(35.0)	0.4%	(1.0)%	143.1%
Income tax benefit	(9.8)	(15.7)	(0.3)%	(0.4)%	(37.6)%
Net income (loss)	$24.9	$(19.3)	0.7%	(0.5)%	229.0%
Consolidated Results
Revenue for the first quarter of 2017 decreased 0.2% to $3,539.5 million as compared to the same period in 2016. The decrease was primarily driven by the October 2016 divestiture of our North American truckload operation, as well as the unfavorable impact of currency as the U.S. dollar has strengthened relative to the GBP and Euro on a year-over-year basis. These items were partially offset by: mid-teens revenue growth in our U.S. last mile service offering; growth in U.S. freight brokerage; improvement in U.S. LTL weight per day; and growth in our European contract logistics business.
Cost of transportation and services represents the cost of providing or procuring freight transportation services for our customers, and includes salaries paid to employee drivers in our full truckload and LTL businesses, as well as commissions paid to independent station owners in our global forwarding business.
Cost of transportation and services for the first quarter of 2017 was $1,887.3 million, or 53.3% of revenue, compared to $1,945.1 million, or 54.9% of revenue, in the first quarter of 2016. The reduction as a percentage of revenue was primarily driven by the divestiture of our North American truckload operation and line-haul savings in LTL, partially offset by higher fuel costs and increased costs related to our rebranding initiatives.
Direct operating expense includes: operating costs related to our contract logistics facilities; intermodal equipment lease expense; depreciation expense; maintenance and repair costs; property taxes; operating costs of our local drayage and last mile warehousing facilities; costs related to our LTL service centers and European pallet network, such as direct labor, facilities and forklift trucks; and fixed terminal and cargo handling expenses. Operating costs of our contract logistics facilities consist mainly of personnel costs, facility and equipment expenses, materials and supplies, information technology costs, and depreciation expense. Intermodal equipment maintenance and repair costs consist of costs related to the maintenance of the intermodal equipment fleet. Operating costs of our local drayage and last mile warehousing facilities consist mainly of personnel costs, rent, maintenance, utilities and other facility-related costs. Operating costs of our LTL facilities consist mainly of personnel costs, rent and depreciation of service center equipment. Fixed terminal and cargo handling costs primarily relate to the fixed rent and storage expense charged by terminal operators.
Direct operating expense for the first quarter of 2017 was $1,137.7 million, or 32.1% of revenue, compared to $1,106.2 million, or 31.2% of revenue, in the first quarter of 2016. The modest increase as a percentage of revenue was primarily driven by higher benefits and temporary labor expense to support growth in our contract logistics business.
Sales, general and administrative expense ("SG&A") consists of costs relating to customer acquisition, carrier procurement, billing, customer service, salaries and related expenses of the executive and administrative staff, integration-related costs, office expenses, technology services, professional fees and other purchased services relating to the aforementioned functions, travel and entertainment costs, bad debt expense, and depreciation and amortization expense.
SG&A for the first quarter of 2017 was $400.9 million, or 11.3% of revenue, compared to $432.0 million, or 12.2% of revenue, in the first quarter of 2016. The improvement in SG&A expense as a percentage of revenue for the three months ended March 31, 2017 primarily reflects the benefit of cost-saving actions initiated in 2016 and lower professional fees and consulting costs.

Foreign currency loss for the first quarter of 2017 was $10.6 million as compared to $5.5 million in the first quarter of 2016. The loss for the first quarter 2017 primarily relates to unrealized losses on the Company's foreign currency option and forward contracts.
Interest expense decreased to $75.6 million in the first quarter of 2017, from $93.1 million in the first quarter of 2016. The decrease in interest expense is consistent with the year-over-year reduction in average total indebtedness of approximately 10% and also reflects the lower rates attributable to our recent refinancings. The reduction in average total indebtedness reflects the benefit of utilizing the proceeds from the sale of our North American Truckload operation of $555.0 million in October 2016 to repurchase outstanding indebtedness.
Debt extinguishment loss for the first quarter 2017 relates to the refinancing of the Company's Term Loan facility. As discussed further below (see Liquidity and Capital Resources - Refinancing of Existing Term Loan), in March 2017, the Company incurred a $9.0 million charge related to the refinancing of this facility.
Our effective income tax rates for the first quarter of 2017 and 2016 were (64.9)% and 44.9%, respectively. The effective tax benefit rate for the first quarter of 2017 reflects a tax reduction of $10.7 million associated with excess tax benefits from share-based payment arrangements, the release of $2.6 million of reserves related to uncertain tax positions, and the release of a valuation allowance of $3.3 million related to state tax matters. The effective rate for the first quarter of 2016 reflects valuation allowances established on state and foreign net operating losses where it is more likely than not that the deferred tax assets will not be utilized, non-deductible transaction costs and the mix of income among the jurisdictions in which we do business with statutory rates that differ from the U.S. rate.
We adopted ASU No. 2016-09 in the fourth quarter of 2016, effective January 1, 2016, which changes how the tax effects of share-based awards are recognized. ASU No. 2016-09 requires excess tax benefits and tax deficiencies to be recognized in the provision for income taxes as discrete items in the period when the awards vest or are settled. Our provision for income taxes in the first quarter of 2017 included excess tax benefits of $10.7 million that reduced our income tax provision. The recognized excess tax benefits resulted from share-based compensation awards that vested or settled in the first three months of 2017. The amount of excess tax benefits or deficiencies will fluctuate from period to period based on the price of our stock, the volume of share-based instruments settled or vested, and the value assigned to employee equity awards under U.S. GAAP.
Transportation
Summary Financial Table
(Unaudited)

	Three Months Ended March 31,		Percent of Revenue		Change
(In millions)	2017	2016	2017	2016	2017 vs. 2016
Revenue	$2,277.2	$2,297.4	100.0%	100.0%	(0.9)%
Cost of transportation and services	1,641.2	1,647.1	72.1%	71.7%	(0.4)%
Direct operating expense	290.4	312.4	12.8%	13.6%	(7.0)%
SG&A expense
Salaries & benefits	130.2	147.3	5.7%	6.4%	(11.6)%
Other SG&A expense	42.1	37.0	1.8%	1.6%	13.8%
Purchased services	32.1	39.9	1.4%	1.7%	(19.5)%
Depreciation & amortization	40.4	38.3	1.8%	1.7%	5.5%
Total SG&A expense	244.8	262.5	10.8%	11.4%	(6.7)%
Operating income	$100.8	$75.4	4.4%	3.3%	33.7%
Note: Total depreciation and amortization for the Transportation segment included in cost of transportation and services, direct operating expense and SG&A was $106.2 million and $114.6 million for the three months ended March 31, 2017 and 2016, respectively.
Transportation
Revenue in our Transportation segment decreased 0.9% to $2,277.2 million in the first quarter of 2017 compared to $2,297.4 million in the first quarter of 2016. The decrease was primarily driven by the divestiture of our North American truckload operations, the unfavorable impact of currency as the U.S. dollar has strengthened relative to the GBP and Euro on a year-over-year basis and lower revenue in U.S. expedite and global forwarding. The impact of these items was partially offset by: mid-teens revenue growth in our U.S. last mile service offering; growth in U.S. freight brokerage; and a 4.8% year-on-year increase in weight per day within our U.S. LTL business.

Cost of transportation and services for the first quarter of 2017 was $1,641.2 million, or 72.1% of revenue, compared to $1,647.1 million, or 71.7% of revenue, in the first quarter of 2016. The 0.4% decrease compared to the first quarter of 2016 was primarily driven by the divestiture of our North American truckload operations, while the modest increase as a percentage of revenue was driven by increased cost per load of third party transportation in brokerage operations and higher fuel expenses, partially offset by line-haul savings in LTL.
Direct operating expense for the first quarter of 2017 was $290.4 million, or 12.8% of revenue, compared to $312.4 million, or 13.6% of revenue, in the first quarter of 2016. The improvement as a percentage of revenue was driven primarily by cost savings initiatives, improved dock efficiency in LTL, and the closure of unprofitable locations in the global forwarding service line.
SG&A decreased to $244.8 million in the first quarter of 2017 from $262.5 million in the first quarter of 2016. As a percentage of revenue, SG&A decreased modestly from 11.4% in the first quarter of 2016 to 10.8% in the first quarter of 2017 reflecting the divestiture of our North American truckload operations as well as cost saving initiatives related to LTL and European transportation.
Logistics
Summary Financial Table
(Unaudited)

	Three Months Ended March 31,		Percent of Revenue		Change
(In millions)	2017	2016	2017	2016	2017 vs. 2016
Revenue	$1,300.1	$1,260.7	100.0%	100.0%	3.1%
Cost of transportation and services	282.5	310.2	21.7%	24.6%	(8.9)%
Direct operating expense	854.6	793.8	65.7%	63.0%	7.7%
SG&A expense
Salaries & benefits	60.2	69.2	4.6%	5.5%	(13.0)%
Other SG&A expense	16.5	12.2	1.3%	1.0%	35.2%
Purchased services	18.5	21.7	1.4%	1.7%	(14.7)%
Depreciation & amortization	20.6	21.7	1.6%	1.7%	(5.1)%
Total SG&A expense	115.8	124.8	8.9%	9.9%	(7.2)%
Operating income	$47.2	$31.9	3.6%	2.5%	48.0%
Note: Total depreciation and amortization for the Logistics segment included in cost of transportation and services, direct operating expense and SG&A was $48.7 million and $47.1 million for the three months ended March 31, 2017 and 2016, respectively.
Logistics
Revenue in our Logistics segment increased by 3.1% to $1,300.1 million in the first quarter of 2017 compared to $1,260.7 million in the first quarter of 2016. The increase in revenue was primarily driven by growth in European contract logistics, partially offset by the unfavorable impact of currency, particularly in the United Kingdom. European logistics revenue growth reflected a significant benefit from new contract starts, notably with e-commerce and cold chain customers in the United Kingdom, Italy and the Netherlands.
Cost of transportation and services for the first quarter of 2017 was $282.5 million, or 21.7% of revenue, compared to $310.2 million, or 24.6% of revenue, in the first quarter of 2016. The 8.9% reduction relative to the first quarter of 2016 was primarily driven by lower cost of third party transportation in the managed transportation operations of North American supply chain consistent with lower volumes.
Direct operating expense in the first quarter of 2017 was $854.6 million, or 65.7% as a percentage of revenue, compared to $793.8 million, or 63.0% as a percentage of revenue, in the first quarter of 2016. The 7.7% increase relative to the first quarter of 2016 was primarily driven by higher temporary labor costs related to new contract startups in North America logistics.
SG&A decreased to $115.8 million in the first quarter of 2017 from $124.8 million in the first quarter of 2016. As a percentage of revenue, SG&A decreased to 8.9% in the first quarter of 2017 compared to 9.9% in the first quarter of 2016. The 7.2% reduction relative to the first quarter of 2016 was primarily driven by cost reduction initiatives.
Liquidity and Capital Resources
We manage our liquidity using internal cash management practices, which are subject to: (i) the policies and cooperation of the financial institutions we utilize to maintain and provide cash management services, (ii) the terms and other requirements of the agreements to which we are a party, and (iii) the statutes, regulations and practices of each of the local jurisdictions in which we operate.
Our principal existing sources of cash are cash generated from operations and borrowings available under the Second Amended and Restated Revolving Loan Credit Agreement (the "ABL Facility"). As of March 31, 2017, we had cash and cash equivalents of $342.0 million and availability under the ABL Facility of $557.5 million. Availability under the ABL Facility is based on a borrowing base of $902.8 million, as well as outstanding advances and letters of credit of $100.0 million and $245.3 million, respectively.
We continually evaluate our liquidity requirements, capital needs and the availability of capital resources based on our operating needs and our planned growth initiatives and we believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months.
Refinancing of Existing Term Loan
On March 10, 2017, we entered into a Refinancing Amendment (Amendment No. 2 to Credit Agreement) (the "Amendment"), by and among XPO, its subsidiaries signatory thereto, as guarantors, the lenders party thereto and Morgan Stanley Senior Funding, Inc., in its capacity as administrative agent (the "Administrative Agent"), amending that certain Senior Secured Term Loan Credit Agreement, dated as of October 30, 2015 (as amended, amended and restated, supplemented or otherwise modified, including by that certain Incremental and Refinancing Amendment (Amendment No. 1 to Credit Agreement), dated as of August 25, 2016, the "Term Loan Credit Agreement").
Pursuant to the Amendment, the outstanding $1,481.9 million principal amount of term loans under the Term Loan Credit Agreement (the "Existing Term Loans") were replaced with $1,494.0 million in aggregate principal amount of new term loans (the "New Term Loans") having substantially similar terms as the Existing Term Loans, other than with respect to the applicable interest rate and prepayment premiums in respect of certain voluntary prepayments. Proceeds from the New Term Loans were used primarily to refinance the Existing Term Loans and to pay interest, fees and expenses in connection therewith, and up to $1.5 million may be used for general corporate purposes.
The interest rate margin applicable to the New Term Loans was reduced from 2.25% to 1.25%, in the case of base rate loans, and from 3.25% to 2.25%, in the case of LIBOR loans and the LIBOR floor was reduced from 1.0% to 0%. The interest rate on the New Term Loans was 3.11% at March 31, 2017. The New Term Loans maturity will remain October 30, 2021. The refinancing resulted in an extinguishment charge of $9.0 million. The Company expects annual cash interest savings of approximately $15 million per year related to the refinancing.
Loan Covenants and Compliance
As of March 31, 2017, we were in compliance with the covenants and other provisions of the ABL Facility, the New Term Loans, the senior notes due 2018, 2021, 2022 and 2023 (collectively the "Senior Notes"), and the other applicable indentures. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
Sources and Uses of Cash
During the three months ended March 31, 2017, we: (i) generated cash from operating activities of $15.0 million, (ii) generated proceeds from sales of assets of $20.5 million, (iii) received advances, net of repayments, of $70.0 million on our ABL Facility, and (iv) received proceeds, net of repayments, on our Term Loan facility of $12.1 million. We used cash during this period principally to (i) purchase property and equipment of $122.4 million, (ii) make payments on long-term debt and capital leases of $29.2 million, and (iii) make payments for debt issuance costs of $8.9 million in connection with the refinancing of our Term Loan facility.
During the three months ended March 31, 2016, we: (i) generated cash from operating activities of $6.9 million, (ii) generated proceeds from sales of assets of $17.5 million, and (iii) received advances, net of repayments, of $100 million on our ABL Facility. We used cash during this period principally to (i) purchase property and equipment of $114.7 million and (ii) make payments on long-term debt and capital leases of $41.8 million.
Off-Balance Sheet Arrangements
The Company guarantees the lease payments of certain tractor and trailer equipment utilized by subcontract carriers. These guarantees continue through the end of the lease of the equipment, which is typically four years. The maximum amount of the guarantee is limited to the amount of unpaid principal and interest. As of March 31, 2017, the maximum amount of these guarantees was approximately $20.0 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We have a significant proportion of our net assets and income in non-U.S. dollar currencies, primarily the EUR and GBP. We are exposed to currency risk from the potential changes in functional currency values of our foreign currency denominated assets, liabilities and cash flows. Consequently, a depreciation of the EUR and GBP relative to the U.S. dollar could have an adverse impact on our financial results. In order to mitigate against the risk of a reduction in the value of foreign currency from the Company’s international operations, the Company uses foreign currency option and forward contracts and gains or losses on these contracts are recorded in foreign currency gain/loss in the condensed consolidated statements of operations.
Item 4. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of such time such that the information required to be included in our SEC reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents

Part II—Other Information
Item 1. Legal Proceedings.
For information related to our legal proceedings, please refer to Note 7—Legal and Regulatory Matters of Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
There are no material changes to the risk factors previously disclosed in Item 1A "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the quarter ended March 31, 2017, the Company issued an aggregate of 362 shares of the Company's common stock, par value $0.001 per share, to certain holders of the Company's Convertible Senior Notes in connection with the conversion of $6,000 aggregate principal amount of the Convertible Senior Notes. The number of shares of our common stock issued in the foregoing transactions equals the number of shares of our common stock presently issuable to holders of the Convertible Senior Notes upon conversion under the original terms of the Convertible Senior Notes. During the quarter ended March 31, 2017, pursuant to the Investment Agreement dated as of June 13, 2011 (the “Investment Agreement”), by and among Jacobs Private Equity, LLC (“JPE”), and the other investors party thereto (collectively with JPE, the “Investors”), the Company issued 210 unregistered shares of its common stock as a result of the cashless exercise of warrants by a shareholder. The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933, as amended, in accordance with Section 4(a)(2) thereof, as a transaction by an issuer not involving any public offering. The Company did not receive any proceeds from the above transactions. For additional information on the Company's Convertible Senior Notes, refer to Note 9—Debt, of Item 8, "Financial Statements and Supplementary Data" in our 2016 Annual Report on Form 10-K.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Disclosure Pursuant to Section 13(r) of the Exchange Act
In connection with ongoing efforts to review and enhance our compliance program and to investigate transactions or dealings involving countries and entities that are subject to U.S. economic sanctions, including those disclosed in our Quarterly Report on Form 10-Q for the quarters ended June 30, 2016 and September 30, 2016 under the heading "Disclosure Pursuant to Section 13(r) of the Exchange Act," we learned that, on eight occasions between July 2015 and February 2016, our France Global Forwarding business provided forwarding services for shipments to Iran using the carrier Iran Air. Seven of the shipments do not appear to have involved a counterparty covered by Section 13(r) but the carrier, Iran Air, was designated as a Specially Designated National ("SDN") under Executive Order 13382 at the time of six of the shipments. At the time of the other two shipments, Iran Air had been removed from the SDN list, but was — and continues to be — an entity owned or controlled by the Government of Iran. In addition, Zagros Petrochemical Company, an entity that appears to be owned or controlled by the Government of Iran, was the consignee on one of the shipments.
Five of the transactions involved shipments of sealing compounds with a total value of €14,860 (approximately $15,859), of which the consignment to Zagros Petrochemical Company constituted €1,755 (approximately $1,867). One of the transactions involved a shipment of propylene copolymer (a material commonly used in plastic films and textiles) valued at €9,240 (approximately $9,830). Another transaction involved a consignment of brake block test samples sent free of charge with a declared customs value of €1.00 (approximately $1.06). The remaining transaction involved a shipment of medical equipment valued at €38,765 (approximately $41,239). We received €7,385 (approximately $7,856) for our services in connection with these shipments and had gross profit of €858 (approximately $913) attributable to these transactions.
As noted in our Quarterly Report on Form 10-Q for the quarters ended June 30, 2016 and September 30, 2016, we filed an initial voluntary disclosure of such matters with the U.S. Department of Treasury, Office of Foreign Assets Control ("OFAC").

We are continuing to investigate and intend to cooperate with regulatory authorities regarding these matters. We plan to file a complete report with OFAC accounting for these and any other unauthorized transactions identified by our investigation when that investigation is complete. We have implemented procedures in connection with our international trade compliance programs that are designed to prevent such activities from recurring and we do not intend to provide any such unauthorized services in the future.
Item 6. Exhibits.

Exhibit Number	Description

3.1
Amendment to the 2nd Amended and Restated Bylaws of XPO Logistics, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2017)

10.1
Refinancing Amendment (Amendment No. 2 to Credit Agreement), dated as of March 10, 2017, by and among XPO Logistics, Inc., the subsidiaries signatory thereto, as guarantors, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2017)

10.2*	Separation Agreement between the Company and Gordon E. Devens dated January 27, 2017

31.1
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017

31.2
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017

32.1 **
Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017

32.2 **
Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XPO Logistics, Inc.

By:	/s/ Bradley S. Jacobs
Bradley S. Jacobs
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John J. Hardig
John J. Hardig
Chief Financial Officer
(Principal Financial Officer)
Date: May 9, 2017