Form 10-Q
period 2017-06-30
XPO Logistics, Inc.
filed 2017-08-04
CIK 1166003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
Form 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 2, 2017 there were 117,828,171 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Table of Contents

XPO Logistics, Inc.
Form 10-Q

Part I—Financial Information
Item 1. Financial Statements.
XPO Logistics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(In millions, except per share data)	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$291.4	$373.4
Accounts receivable, net of allowances of $36.2 and $26.3, respectively	2,481.9	2,313.3
Other current assets	485.0	386.9
Total current assets	3,258.3	3,073.6
Property and equipment, net of $846.6 and $589.9 in accumulated depreciation, respectively	2,542.2	2,537.4
Goodwill	4,466.7	4,325.8
Identifiable intangible assets, net of $469.7 and $377.1 in accumulated amortization, respectively	1,490.7	1,534.7
Deferred tax asset	3.1	2.7
Other long-term assets	170.9	224.2
Total long-term assets	8,673.6	8,624.8
Total assets	$11,931.9	$11,698.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,077.7	$1,056.3
Accrued expenses	1,395.5	1,382.1
Current maturities of long-term debt	117.0	136.5
Other current liabilities	143.5	156.7
Total current liabilities	2,733.7	2,731.6
Long-term debt	4,754.3	4,731.5
Deferred tax liability	547.0	572.4
Employee benefit obligations	227.6	251.4
Other long-term liabilities	419.5	373.9
Total long-term liabilities	5,948.4	5,929.2
Stockholders’ equity:
Convertible perpetual preferred stock, $.001 par value; 10.0 shares authorized; .07 of Series A shares issued and outstanding at June 30, 2017 and December 31, 2016	41.2	41.6
Common stock, $.001 par value; 300.0 shares authorized; 112.5 and 111.1 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	0.1	0.1
Additional paid-in capital	3,255.1	3,244.9
Accumulated deficit	(321.7)	(392.9)
Accumulated other comprehensive loss	(94.5)	(193.7)
Total stockholders' equity before noncontrolling interests	2,880.2	2,700.0
Noncontrolling interests	369.6	337.6
Total equity	3,249.8	3,037.6
Total liabilities and equity	$11,931.9	$11,698.4
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2017	2016	2017	2016
Revenue	$3,760.3	$3,683.3	$7,299.8	$7,229.0
Operating expenses
Cost of transportation and services	1,969.6	1,973.3	3,856.9	3,918.4
Direct operating expense	1,194.2	1,130.2	2,331.9	2,236.4
Sales, general and administrative expense	411.5	409.5	812.4	841.5
Total operating expenses	3,575.3	3,513.0	7,001.2	6,996.3
Operating income	185.0	170.3	298.6	232.7
Other (income) expense	(2.6)	(4.4)	0.7	(5.6)
Foreign currency loss (income)	28.3	(3.4)	38.9	2.1
Debt extinguishment loss	—	—	9.0	—
Interest expense	74.3	94.7	149.9	187.8
Income before income tax provision	85.0	83.4	100.1	48.4
Income tax provision	27.8	33.0	18.0	17.3
Net income	57.2	50.4	82.1	31.1
Net income attributable to noncontrolling interests	(5.3)	(3.8)	(8.9)	(7.0)
Net income attributable to XPO	$51.9	$46.6	$73.2	$24.1

Earnings per share data:
Net income attributable to common shareholders	$47.6	$42.6	$67.1	$22.0

Basic earnings per share	$0.43	$0.39	$0.60	$0.20
Diluted earnings per share	$0.38	$0.35	$0.54	$0.19

Weighted-average common shares outstanding
Basic weighted-average common shares outstanding	111.8	110.0	111.6	109.8
Diluted weighted-average common shares outstanding	124.7	122.3	124.6	118.9
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Net income	$57.2	$50.4	$82.1	$31.1

Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss) (1)	$133.0	$(85.6)	$165.6	$(33.5)
Unrealized (loss) gain on financial assets/liabilities designated as hedging instruments, net of tax effect of $17.3, $(7.5), $18.8 and $7.2	(39.0)	21.8	(40.5)	3.4
Defined benefit plans adjustments, net of tax effect of $0.0 for all periods	(0.6)	—	—	—
Other comprehensive income (loss)	93.4	(63.8)	125.1	(30.1)
Comprehensive income (loss)	$150.6	$(13.4)	$207.2	$1.0
Less: Comprehensive (income) loss attributable to noncontrolling interests	(25.8)	6.8	(34.9)	(5.1)
Comprehensive income (loss) attributable to XPO	$124.8	$(6.6)	$172.3	$(4.1)
(1) There is no tax impact related to the foreign currency translation adjustments as the earnings are considered permanently reinvested.
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2017	2016
Operating activities
Net income	$82.1	$31.1
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	321.8	323.6
Stock compensation expense	33.5	20.5
Accretion of debt	9.7	8.0
Deferred tax (benefit) expense	(11.0)	2.7
Loss on extinguishment of debt	9.0	—
Unrealized loss (gain) on foreign currency option and forward contracts	40.4	(2.6)
Other	5.5	0.8
Changes in assets and liabilities:
Accounts receivable	(112.5)	5.5
Other assets	(31.7)	(52.8)
Accounts payable	(11.6)	(78.4)
Accrued expenses and other liabilities	(104.2)	9.2
Cash flows provided by operating activities	231.0	267.6
Investing activities
Payment for purchases of property and equipment	(262.0)	(224.0)
Proceeds from sale of assets	42.2	35.6
Other	—	8.3
Cash flows used by investing activities	(219.8)	(180.1)
Financing activities
Proceeds from borrowings on term loan facility	523.5	—
Repayment of borrowings on term loan facility	(511.4)	—
Proceeds from borrowings on ABL facility	320.0	260.0
Repayment of borrowings on ABL facility	(350.0)	(160.0)
Repayment of long-term debt and capital leases	(60.3)	(90.0)
Payment for debt issuance costs	(8.9)	—
Change in bank overdrafts	3.4	(10.9)
Payment for tax withholdings for restricted shares	(14.2)	—
Dividends paid	(1.7)	(1.5)
Other	1.1	2.2
Cash flows used by financing activities	(98.5)	(0.2)
Effect of exchange rates on cash	5.3	0.7
Net (decrease) increase in cash	(82.0)	88.0
Cash and cash equivalents, beginning of period	373.4	289.8
Cash and cash equivalents, end of period	$291.4	$377.8
Supplemental disclosure of cash flow information:
Cash paid for interest	$132.6	$178.4
Cash paid for income taxes	$41.4	$26.9
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
The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with the accounting policies described in its annual report on Form 10-K for the year ended December 31, 2016 (the "2016 Form 10-K") and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the 2016 Form 10-K.
In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of financial condition, operating results and cash flows for the interim periods presented have been made. Interim results of operations are not necessarily indicative of the results of the full year.
Adoption of New Accounting Standards
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 718): "Improvements to Employee Share-based Payment Accounting." This ASU involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. The Company adopted this standard in the fourth quarter of 2016, effective January 1, 2016. Accordingly, the provision for income taxes in the second quarter and first six months of 2017 included excess tax benefits of $0.8 million and $11.5 million, respectively, that reduced the income tax provision. For the second quarter and six months ended June 30, 2016, there was no material effect on the Company's condensed consolidated financial statements from the adoption of this ASU. In regards to forfeitures, the Company elected to account for forfeitures when they occur.
Accounting Pronouncements Issued But Not Yet Effective
In May 2014, the FASB issued ASU No. 2014-09, Revenue (Topic 606): "Revenue from Contracts with Customers." This new standard includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard will be effective for the Company's annual and interim periods beginning January 1, 2018, and permits the use of either the retrospective or cumulative effect transition method. The Company has determined it will use the modified retrospective transition method. The Company is currently evaluating the effects of this standard and has completed a "gap assessment," whereby it has compared its current revenue recognition practices to those required by the new standard. The main areas under consideration include the recognition of revenue using proportionate delivery within the Transportation segment and gross versus net revenue presentation. The Company does not currently expect that the adoption of the standard will have a material effect on its statement of operations, balance sheet or statement of cash flows. The Company expects to provide expanded revenue recognition disclosures based on the new qualitative and quantitative disclosure requirements of the standard upon adoption.
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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): “Restricted Cash”. This ASU requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. The standard is effective for the Company's annual and interim periods beginning January 1, 2018 and requires retrospective adoption. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): "Simplifying the Accounting for Goodwill Impairment." Under the current guidance for assessing goodwill for impairment, an entity can first assess qualitative factors to determine whether a two-step goodwill impairment test is necessary (often referred to as "Step 0"). When an entity bypasses or fails Step 0, the two-step goodwill impairment test is performed. Step 1 compares a reporting unit’s fair value to its carrying amount to determine if there is a potential impairment. If the carrying amount exceeds fair value, Step 2 must be completed. Step 2 involves determining the implied fair value of goodwill and comparing it to the carrying amount of that goodwill to measure the impairment loss, if any. The revised guidance eliminates Step 2 of the current goodwill impairment test, which requires a hypothetical purchase price allocation to measure goodwill impairment. Under the new standard, a goodwill impairment loss will instead be measured at the amount by which a reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance requires prospective adoption and will be effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption of this guidance is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company will be adopting this guidance for the year ending December 31, 2017 and does not expect it to have a material effect on its consolidated financial statements.
In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The ASU will change how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the cost of the benefits in the statements of operations. This cost, commonly referred to as the "net periodic benefit cost," is comprised of several components that reflect different aspects of the arrangement with the employee, including the effect of the related funding. Currently, the Company aggregates the various components of the net periodic benefit cost (including interest cost and the expected return on plan assets) for presentation purposes and includes these costs within operating income (loss) in the condensed consolidated statements of operations. Under the new guidance, these costs will be presented below operating income (loss). This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period; however, early adoption is permitted. The Company will be adopting the standard for the year ending December 31, 2018. The adoption of the standard will have no impact on net income. In connection with the adoption of this new standard, prior periods will be recast to reflect the new presentation. The amount of net periodic benefit cost that will be reclassified below operating income for fiscal year 2016 will be approximately $25 million of income.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): "Scope of Modification Accounting." This ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under the new standard, modification accounting applies unless all the following conditions are met: (i) the fair value of the modified award is the same as the fair value of the original award immediately before the modification, (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the modification, and (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification the original award immediately before the original award is modified. Generally speaking, modification accounting requires an entity to calculate and recognize the incremental fair value of the modified award as compensation cost on the date of modification (for a vested award) or over the remaining service period (for an unvested award). This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period; however, early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and does not plan to adopt the standard early.
2. Segment Reporting
The Company is organized into two reportable segments: Transportation and Logistics. Corporate and Eliminations constitute the remaining portions of the Company’s operating results required to be presented in order to reconcile the Company’s segment results to the condensed consolidated financial statements.
The Company's chief executive officer, who is the chief operating decision maker ("CODM"), regularly reviews financial information at the reporting segment level in order to make decisions about resources to be allocated to the segments and to assess their performance. Segment results that are reported to the CODM include items directly attributable to a segment as well as those that can be allocated on a reasonable basis. Asset information by segment is not provided to the Company's CODM as the majority of the Company's assets are managed at the corporate level.
The Company evaluates performance based on the various financial measures of the respective business segments. The following table identifies selected financial data for the three- and six- months ended June 30, 2017 and 2016:

(In millions)	Transportation	Logistics	Corporate	Eliminations	Total
Three Months Ended June 30, 2017
Revenue	$2,405.2	$1,395.2	$—	$(40.1)	$3,760.3
Operating income (loss)	160.0	64.3	(39.3)	—	185.0
Depreciation and amortization	111.4	51.5	1.5	—	164.4

Three Months Ended June 30, 2016
Revenue	$2,418.9	1,332.0	$—	$(67.6)	$3,683.3
Operating income (loss)	153.2	51.1	(34.0)	—	170.3
Depreciation and amortization	112.5	48.6	0.4	—	161.5

Six Months Ended June 30, 2017
Revenue	$4,682.4	$2,695.3	$—	$(77.9)	$7,299.8
Operating income (loss)	260.8	111.5	(73.7)	—	298.6
Depreciation and amortization	217.6	100.2	4.0	—	321.8

Six Months Ended June 30, 2016
Revenue	$4,716.3	$2,592.7	$—	$(80.0)	$7,229.0
Operating income (loss)	228.6	83.0	(78.9)	—	232.7
Depreciation and amortization	227.1	95.7	0.8	—	323.6
3. Restructuring Charges
In conjunction with various acquisitions, the Company has initiated a facility rationalization and severance program to close facilities and reduce employment. These initiatives are intended to improve the Company's efficiency and profitability.

The restructuring charges incurred during the six months ended June 30, 2017, and included in the Company's condensed consolidated statement of operations as sales, general and administrative expense, direct operating expense, and cost of transportation and services, are summarized below.

		Six Months Ended June 30, 2017
(In millions)	Reserve Balance at December 31, 2016	Charges Incurred	Payments	Foreign Exchange and Other	Reserve Balance at June 30, 2017
Transportation
Facilities	$1.4	$0.3	$(0.5)	$—	$1.2
Severance	5.8	1.6	(3.2)	0.4	4.6
Total	7.2	1.9	(3.7)	0.4	5.8
Logistics
Contract termination	0.7	0.3	(0.1)	—	0.9
Facilities	0.5	—	(0.3)	—	0.2
Severance	16.1	2.4	(8.6)	0.8	10.7
Total	17.3	2.7	(9.0)	0.8	11.8
Corporate
Contract termination	0.3	—	(0.2)	—	0.1
Severance	0.4	1.1	(1.1)	—	0.4
Total	0.7	1.1	(1.3)	—	0.5
Total	$25.2	$5.7	$(14.0)	$1.2	$18.1
4. Fair Value Measurements
The Company accounts for certain assets and liabilities at fair value, and categorizes each of its fair value measurements in one of the following three levels based on the lowest level input that is significant to the fair value measurement in its entirety:

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

Assets and Liabilities Measured at Fair Value
As of June 30, 2017 and December 31, 2016, the Company's assets and liabilities measured at fair value include its derivative instruments and the liability related to its cash settled performance-based restricted stock units.
Fair Value of Financial Instruments
The carrying values of the following financial instruments approximated their fair values as of June 30, 2017 and December 31, 2016: cash, cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses. Fair values approximate carrying values for these financial instruments since they are short-term in nature or are receivable or payable on demand. For information regarding the estimated fair value of the Company's derivative instruments and debt, refer to Note 5—Derivative Instruments and Note 6—Debt, respectively.

5. Derivative Instruments
In the normal course of business, the Company is exposed to certain risks arising from business operations and economic factors, including fluctuations in interest rates and foreign currencies. To manage the volatility related to these exposures, the Company uses derivative instruments. The objective of these derivative instruments is to reduce fluctuations in the Company’s earnings and cash flows associated with changes in foreign currency exchange rates and interest rates. These financial instruments are not used for trading or other speculative purposes. The Company has not historically incurred, and does not expect to incur in the future, any losses as a result of counterparty default.
The Company's derivative portfolio is comprised of the following instruments as of June 30, 2017 and December 31, 2016.

June 30, 2017
			Derivative Assets		Derivative Liabilities
(In millions)	Fair Value Hierarchy Level	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges:
Cross-currency swap agreements	Level 2	$1,265.9	Other long-term assets	$—	Other long-term liabilities	$(61.7)
Cross-currency swap agreements	Level 2	1.4	Other current assets	0.1	Other current liabilities	—
Interest rate swaps	Level 2	114.1	Other current assets	—	Other current liabilities	(1.2)
Derivatives not designated as hedges:
Foreign currency option and forward contracts	Level 2	854.4	Other current assets	4.1	Other current liabilities	(7.8)
Foreign currency option and forward contracts	Level 2	429.3	Other long-term assets	4.6	Other long-term liabilities	(5.4)
Total				$8.8		$(76.1)

December 31, 2016
			Derivative Assets		Derivative Liabilities
(In millions)	Fair Value Hierarchy Level	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges:
Cross-currency swap agreements	Level 2	$730.9	Other long-term assets	$11.9	Other long-term liabilities	$(6.9)
Cross-currency swap agreements	Level 2	3.3	Other current assets	0.1	Other current liabilities	—
Interest rate swaps	Level 2	105.4	Other current assets	—	Other current liabilities	(2.3)
Derivatives not designated as hedges:
Foreign currency option and forward contracts	Level 2	552.2	Other current assets	18.8	Other current liabilities	(1.0)
Foreign currency option and forward contracts	Level 2	742.6	Other long-term assets	26.7	Other long-term liabilities	(5.8)
Total				$57.5		$(16.0)

The following table indicates the amount of pre-tax gains/(losses) that have been recognized in accumulated other comprehensive loss in the condensed consolidated balance sheets and gains/(losses) recognized in income before income tax provision in the condensed consolidated statements of operations for derivative and nonderivative instruments:

	Recognized in Accumulated Other Comprehensive Loss		Recognized in Income Before Income Tax Provision
(In millions)	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Derivatives designated as hedges:
Cross-currency swap agreements	$(58.2)	$26.8	$—	$—
Interest rate swaps	0.6	1.4	—	—
Derivatives not designated as hedges:
Interest rate swaps	—	—	—	0.4
Foreign currency option and forward contracts	—	—	(28.3)	5.2
Nonderivatives designated as hedges:
Foreign currency denominated notes	5.0	1.0	—	$—
Total	$(52.6)	$29.2	$(28.3)	$5.6

	Recognized in Accumulated Other Comprehensive Loss		Recognized in Income Before Income Tax Provision
(In millions)	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Derivatives designated as hedges:
Cross-currency swap agreements	$(62.3)	$(6.0)	$—	$—
Interest rate swaps	1.1	2.5	—	—
Derivatives not designated as hedges:
Interest rate swaps	—	—	—	0.6
Foreign currency option and forward contracts	—	—	(38.5)	2.8
Nonderivatives designated as hedges:
Foreign currency denominated notes	5.6	(0.7)	—	$—
Total	$(55.6)	$(4.2)	$(38.5)	$3.4

Foreign Currency Option and Forward Contracts
In order to mitigate the currency translation risk which results from converting the financial statements of the Company’s international operations, which primarily use the Euro ("EUR") and British Pound Sterling ("GBP") as their functional currency, the Company uses foreign currency option and forward contracts. The foreign currency contracts were not designated as qualifying hedging instruments as of June 30, 2017. The contracts are not speculative; rather, they are used to manage the Company’s exposure to foreign currency exchange rate fluctuations. The contracts expire in 24 months or less. Gains or losses on the contracts are recorded in foreign currency (gain) loss in the condensed consolidated statements of operations. Cash flows related to the foreign currency contracts are included in operating activities on the condensed consolidated statements of cash flows.
In May 2017, the Company entered into certain cross-currency swap agreements to manage the related foreign currency exchange risk by effectively converting the fixed-rate U.S. Dollar ("USD")-denominated senior notes due 2023 (see Note 6-Debt), including the semi-annual interest payments, to fixed-rate, EUR-denominated debt. The risk management objective of these transactions is to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies and reduce the variability in the functional currency equivalent cash flows of the senior notes due 2023.
During the term of the swap contracts, the Company will receive quarterly interest payments in March, June, September and December of each year from the counterparties based on USD fixed interest rates, and the Company will make quarterly interest payments in March, June, September and December of each year to the counterparties based on EUR fixed interest rates. At maturity, the Company will repay the original principal amount in EUR and receive the principal amount in USD. The Company has designated the cross-currency swap agreements as qualifying hedging instruments and is accounting for these as net investment hedges. The gains and losses resulting from fair value adjustments to the cross-currency swap agreements are recorded in accumulated other comprehensive income to the extent that the cross-currency swaps are effective in hedging the designated risk.

6. Debt
The Company's debt is comprised of the following:

	June 30, 2017
			Fair Value
(In millions)	Principal Balance	Carrying Value	Level 1	Level 2
ABL facility	$—	$—	$—	$—
Senior notes due 2023	535.0	527.5	561.8	—
Senior notes due 2022	1,600.0	1,581.5	1,682.0	—
Senior notes due 2021	570.6	564.5	602.0	—
Senior notes due 2018	265.8	266.5	272.0	—
Term loan facility	1,494.0	1,451.0	—	1,502.9
Senior debentures due 2034	300.0	201.8	301.4	—
Convertible senior notes	38.4	37.8	150.9	—
Euro private placement notes due 2020	13.7	14.7	—	14.1
Asset financing	105.5	105.5	105.5	—
Capital leases for equipment	120.5	120.5	—	120.5
Total debt	$5,043.5	$4,871.3	$3,675.6	$1,637.5
Current maturities of long-term debt	$136.6	$117.0
Long-term debt	$4,906.9	$4,754.3

	December 31, 2016
			Fair Value
(In millions)	Principal Balance	Carrying Value	Level 1	Level 2
ABL facility	$30.0	$30.0	$—	$30.0
Senior notes due 2023	535.0	527.1	560.4	—
Senior notes due 2022	1,600.0	1,579.9	1,689.4	—
Senior notes due 2021	527.1	520.7	546.0	—
Senior notes due 2018	265.8	267.1	274.0	—
Term loan facility	1,481.9	1,439.2	—	1,507.1
Senior debentures due 2034	300.0	200.8	241.6	—
Convertible senior notes	49.4	47.1	129.8	—
Euro private placement notes due 2020	12.6	13.7	—	14.0
Asset financing	145.0	145.0	145.0	—
Capital leases for equipment	97.4	97.4	—	97.4
Total debt	$5,044.2	$4,868.0	$3,586.2	$1,648.5
Current maturities of long-term debt	$138.9	$136.5
Long-term debt	$4,905.3	$4,731.5
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
The interest rate margin applicable to the New Term Loans was reduced from 2.25% to 1.25%, in the case of base rate loans, and from 3.25% to 2.25%, in the case of LIBOR loans and the LIBOR floor was reduced from 1.0% to 0%. The interest rate on the New Term Loans was 3.41% at June 30, 2017. The New Term Loans maturity date remains October 30, 2021. The refinancing resulted in a debt extinguishment charge of $9.0 million during the six months ended June 30, 2017.
Convertible Senior Notes
During the six months ended June 30, 2017, the Company issued an aggregate of 672,229 shares of the Company’s common stock to certain holders of the Convertible Senior Notes in connection with the conversion of $11.0 million aggregate principal amount of the Convertible Senior Notes. The conversions were allocated to long-term debt and equity in the amounts of $10.8 million and $11.1 million, respectively. A loss on conversion of $0.4 million was recorded as part of these transactions. Certain of these transactions represented induced conversions pursuant to which the Company paid the holder a market-based premium in cash. The negotiated market-based premiums, in addition to the difference between the current fair value and the book value of the Convertible Senior Notes, were reflected in interest expense.
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
Intermodal Drayage Classification Claims
Certain of the Company’s intermodal drayage subsidiaries received notices from the California Labor Commissioner, Division of Labor Standards Enforcement (the "DLSE"), that a total of approximately 150 owner operators contracted with these subsidiaries filed claims in 2012 with the DLSE in which they assert that they should be classified as employees, rather than independent contractors. These claims seek reimbursement for the owner operators’ business expenses, including fuel, tractor maintenance and tractor lease payments. After a decision was rendered by a DLSE hearing officer in seven of these claims, in 2014, the Company appealed the decision to California Superior Court, San Diego, where a de novo trial was held on the merits of those claims. On July 17, 2015, the court issued a final statement of decision finding that the seven claimants were employees rather than independent contractors, and awarding an aggregate of $2.9 million plus post-judgment interest and attorneys’ fees to the claimants. The Company appealed this judgment, but cannot provide assurance that such appeal will be successful. Separate decisions were rendered in June 2015 by a DLSE hearing officer in claims involving five additional plaintiffs, resulting in an award for the plaintiffs in an aggregate amount of approximately $0.9 million, following which the Company appealed the decisions in the U.S. District Court for the Central District of California. On May 16, 2017, the Court issued judgment finding that the five claimants were employees rather than independent contractors, and awarding an aggregate of approximately $1.0 million plus post-judgment interest and attorneys’ fees to the claimants. The Company has appealed this judgment, but cannot provide assurance that such appeal will be successful. In addition, separate decisions were rendered in April 2017 by a DLSE hearing officer in claims involving four additional plaintiffs, resulting in an award for the plaintiffs in an aggregate amount of approximately $0.9 million, following which the Company appealed the decisions to the U.S. District Court for the Central District of California. The remaining DLSE claims (the "Pending DLSE Claims") have been transferred to California Superior Court in three separate actions involving approximately 200 claimants, including the approximately 150 claimants mentioned above. The Company believes that it has adequately accrued for the potential impact of loss contingencies that are probable and reasonably estimable relating to the claims referenced above. The Company is unable at this time to estimate the amount of the possible loss or range of loss, if any, in excess of its accrued liability that it may incur as a result of these claims given, among other reasons, that the number and identities of plaintiffs in these lawsuits are uncertain and the range of potential loss could be impacted substantially by future rulings by the courts involved, including on the merits of the claims.
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
Last Mile Logistics Classification Claims
Certain of the Company’s last mile logistics subsidiaries are party to several putative class action litigations brought by independent contract carriers who contracted with these subsidiaries in which the contract carriers assert that they should be classified as employees, rather than independent contractors. The particular claims asserted vary from case to case, but the claims generally allege unpaid wages, unpaid overtime, or failure to provide meal and rest periods, and seek reimbursement of the contract carriers’ business expenses. Putative class actions against the Company’s subsidiaries are pending in California (Fernando Ruiz v. Affinity Logistics Corp., filed in May 2005 in the Federal District Court, Southern District of California - the Company has reached an agreement to settle this litigation, which is waiting for Court approval; Ron Carter, Juan Estrada, Jerry

Green, Burl Malmgren, Bill McDonald and Joel Morales v. XPO Logistics, Inc., filed in March 2016 in the Federal District Court, Northern District of California; Ramon Garcia v. Macy’s and XPO Logistics Inc., filed in July 2016 in Superior Court of the State of California, Alameda County; and Kevin Kramer v. XPO Logistics Inc., filed in September 2016 in Superior Court of the State of California, Alameda County); New Jersey (Leonardo Alegre v. Atlantic Central Logistics, Simply Logistics, Inc., filed in March 2015 in the Federal District Court, New Jersey - the Company has reached an agreement to settle this litigation, which is waiting for Court approval); and Connecticut (Carlos Taveras v. XPO Last Mile, Inc., filed in November 2015 in the Federal District Court, Connecticut - the Company has reached an agreement to settle this litigation, which is waiting for Court approval). The Company believes that it has adequately accrued for the potential impact of loss contingencies relating to the foregoing claims that are probable and reasonably estimable. The Company is unable at this time to estimate the amount of the possible loss or range of loss, if any, in excess of its accrued liability that it may incur as a result of these claims given, among other reasons, that the number and identities of plaintiffs in these lawsuits are uncertain and the range of potential loss could be impacted substantially by future rulings by the courts involved, including on the merits of the claims.
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
Less-Than-Truckload Meal Break Claims
The Company’s LTL subsidiary is a party to several class action litigations alleging violations of the state of California's wage and hour laws with respect to its driver employees. Plaintiffs allege failure to provide drivers with required meal breaks and rest breaks. Plaintiffs seek to recover unspecified monetary damages, penalties, interest and attorneys’ fees. The primary case is Jose Alberto Fonseca Pina, et al. v. Con-way Freight Inc., et al. (the "Pina case"). The Pina case was initially filed in November 2009 in Monterey County Superior Court and was removed to the U.S. District Court of California, Northern District. The Company has reached an agreement to settle the Pina case, which has been tentatively approved by the court, and no interested parties have timely filed objections to the proposed settlement. The Company has accrued the full amount of the proposed settlement.

8. Earnings Per Share
Basic and diluted earnings per share are computed using the two-class method, which is an earnings allocation method that determines earnings per share for common shares and participating securities. The participating securities consist of the Company's Series A Convertible Perpetual Preferred Stock. The undistributed earnings are allocated between common shares and participating securities as if all earnings had been distributed during the period. In periods of loss, no allocation is made to the preferred shares.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2017	2016	2017	2016
Basic earnings per common share
Net income attributable to XPO	$51.9	$46.6	$73.2	$24.1
Cumulative preferred dividends	(0.7)	(0.7)	(1.4)	(1.5)
Non-cash allocation of undistributed earnings	(3.6)	(3.3)	(4.7)	(0.6)
Net income allocable to common shares, basic	$47.6	$42.6	$67.1	$22.0

Basic weighted-average common shares	111.8	110.0	111.6	109.8
Basic earnings per share	$0.43	$0.39	$0.60	$0.20

Diluted earnings per common share
Net income allocable to common shares, basic	$47.6	$42.6	$67.1	$22.0
Interest from Convertible Senior Notes	0.3	0.3	0.7	—
Net income allocable to common shares, diluted	$47.9	$42.9	$67.8	$22.0

Basic weighted-average common shares	111.8	110.0	111.6	109.8
Dilutive effect of non-participating stock-based awards and Convertible Senior Notes	12.9	12.3	13.0	9.1
Diluted weighted-average common shares	124.7	122.3	124.6	118.9

Diluted earnings per share	$0.38	$0.35	$0.54	$0.19

Potential common shares excluded	10.2	11.1	10.2	14.9
Certain shares were not included in the computation of diluted earnings per share because the effect was anti-dilutive.
9. Subsequent Events
In July 2017, the Company completed a registered underwritten offering of 11 million shares of its common stock at a public offering price of $60.50 per share, plus up to an additional 1.65 million shares of its common stock pursuant to an option granted to the underwriters to purchase additional shares of the Company’s common stock directly from the Company (the “Offering”). Of the 11 million shares of common stock, 5 million shares were offered directly by the Company and 6 million shares were offered in connection with forward sale agreements (the "Forward Sale Agreements") described below. The Offering closed on July 25, 2017.
In connection with the Offering, the Company entered into separate Forward Sale Agreements with Morgan Stanley & Co. LLC and JPMorgan Chase Bank, National Association, London Branch (the "Forward Counterparties") pursuant to which the Company has agreed to sell, and each Forward Counterparty agreed to purchase, 3 million shares of the Company’s common stock (or 6 million shares of the Company common stock in the aggregate) subject to the terms and conditions of the Forward Sale Agreements, including the Company’s right to elect cash settlement or net share settlement. The initial forward price under each of the Forward Sale Agreements is $58.08 per share (which is the public offering price of our common stock, less the underwriting discount) and is subject to certain adjustments pursuant to the terms of the Forward Sale Agreements. Settlement of each of the Forward Sale Agreements is expected to occur no later than approximately one year after the closing of the Offering but may occur earlier at the option of the Company or, in certain circumstances described in the Forward Sale Agreements, at the option of the relevant Forward Counterparty. A Forward Counterparty’s decision to exercise its right to accelerate the Forward Sale Agreements entered into with it and to require the Company to settle the Forward Sale Agreements will be made irrespective of the Company’s interests, including the Company’s need for capital. The Company could be required to issue and deliver the Company’s common stock under the terms of the physical settlement provisions of the Forward Sale Agreements irrespective of the Company’s capital needs, which would result in dilution to the Company’s earnings per share and return on equity. The Forward Sales Agreements will be accounted for as equity instruments with subsequent changes in fair value not recognized as long as the contracts continue to be classified as equity.
In addition, in connection with the Offering, the Company entered into Amendment No. 1 (the “Revolving Loan Credit Amendment”) to the Company’s Second Amended and Restated Revolving Loan Credit Agreement, dated as of October 30, 2015 (as previously amended, amended and restated, supplemented or otherwise modified, the “Existing Credit Agreement”), by and among the Company and certain subsidiaries signatory thereto, Morgan Stanley Senior Funding, Inc., as agent, and the Lenders party thereto, pursuant to which the Existing Credit Agreement was amended to permit certain transactions, including the transactions contemplated by the Forward Sale Agreements.
The Company received proceeds of $290.4 million from the sale of 5 million shares of common stock in the Offering. The Company did not initially receive any proceeds from the sale of shares of its common stock by the Forward Counterparties pursuant to the Forward Sale Agreements. The Company expects to use the net proceeds of the shares issued and sold by the Company in the Offering and any net proceeds received upon the settlement of the Forward Sale Agreements for general corporate purposes, which may include strategic acquisitions and the repayment or refinancing of outstanding indebtedness.
In July 2017, the Company issued a notice of redemption for all of its outstanding 7.25% senior notes due January 2018 (the “Notes”). The redemption will occur on August 25, 2017. The redemption price is equal to the sum of the present values of the remaining scheduled payments of principal and interest on the Notes (not including any interest accrued as of the date of the redemption), discounted to the redemption date on a semi-annual basis at a pre-defined treasury rate plus 50 basis points, plus accrued and unpaid interest on the Notes to the redemption date. The redemption will be funded using cash on hand at the date of the redemption.

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
Executive Summary
XPO Logistics, Inc., a Delaware corporation together with its subsidiaries ("XPO," the "Company," "we" or "our"), is a top ten global provider of cutting-edge supply chain solutions to the most successful companies in the world. The Company operates as a highly integrated network of people, technology and physical assets. We use our network to help our customers manage their goods more efficiently throughout their supply chains. As of June 30, 2017, we served more than 50,000 customers and operated with over 90,000 employees and 1,435 locations in 31 countries.
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
Our blended model of owned, contracted and brokered capacity gives us the flexibility to offer solutions that best serve the interests of our customers and the Company. As of June 30, 2017, globally, we had approximately 11,000 independent owner operators under contract to provide drayage, expedite, last mile and LTL services to our customers, and more than 50,000 independent brokered carriers representing approximately 1,000,000 trucks on the road.
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

XPO Logistics, Inc.
Consolidated Summary Financial Table

	Three Months Ended June 30,		Percent of Revenue		Change	Six Months Ended June 30,		Percent of Revenue		Change
(In millions)	2017	2016	2017	2016	2017 vs. 2016	2017	2016	2017	2016	2017 vs. 2016
Revenue	$3,760.3	$3,683.3	100.0%	100.0%	2.1%	$7,299.8	$7,229.0	100.0%	100.0%	1.0%
Cost of transportation and services	1,969.6	1,973.3	52.4%	53.6%	(0.2)%	3,856.9	3,918.4	52.8%	54.2%	(1.6)%
Direct operating expense	1,194.2	1,130.2	31.8%	30.7%	5.7%	2,331.9	2,236.4	31.9%	30.9%	4.3%
SG&A expense	411.5	409.5	10.9%	11.1%	0.5%	812.4	841.5	11.1%	11.6%	(3.5)%
Operating income	185.0	170.3	4.9%	4.6%	8.6%	298.6	232.7	4.1%	3.2%	28.3%
Other (income) expense	(2.6)	(4.4)	(0.1)%	(0.1)%	(40.9)%	0.7	(5.6)	—%	(0.1)%	(112.5)%
Foreign currency loss (income)	28.3	(3.4)	0.8%	(0.1)%	(932.4)%	38.9	2.1	0.5%	—%	1,752.4%
Debt extinguishment loss	—	—	—%	—%	—%	9.0	—	0.1%	—%	100.0%
Interest expense	74.3	94.7	2.0%	2.6%	(21.5)%	149.9	187.8	2.1%	2.6%	(20.2)%
Income before income tax provision	85.0	83.4	2.3%	2.3%	1.9%	100.1	48.4	1.4%	0.7%	106.8%
Income tax provision	27.8	33.0	0.7%	0.9%	(15.8)%	18.0	17.3	0.2%	0.2%	4.0%
Net income	$57.2	$50.4	1.5%	1.4%	13.5%	$82.1	$31.1	1.1%	0.4%	164.0%
Consolidated Results
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Revenue for the second quarter of 2017 increased 2.1% to $3,760.3 million as compared to the same period in 2016. The increase was primarily driven by growth in our European contract logistics business, high single digit improvement in LTL weight per day, high-teens growth in North American brokerage operations, and mid-teens growth in Last Mile revenue. These items were partially offset by the October 2016 divestiture of our North American truckload operation, which had revenue of $133.4 million in the second quarter of 2016, as well as the unfavorable impact of relative currency values as the U.S. dollar has strengthened relative to the GBP and Euro on a year-over-year basis.
Cost of transportation and services represents the cost of providing or procuring freight transportation services for our customers, and includes salaries paid to employee drivers in our full truckload and LTL businesses, as well as commissions paid to independent station owners in our global forwarding business.
Cost of transportation and services for the second quarter of 2017 was $1,969.6 million, or 52.4% of revenue, compared to $1,973.3 million, or 53.6% of revenue, in the second quarter of 2016. The reduction as a percentage of revenue was primarily driven by the divestiture of our North American truckload operation and a lower mix of managed transportation in North American Supply Chain, partially offset by higher third-party transportation costs in freight brokerage and intermodal operations.
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
Direct operating expense for the second quarter of 2017 was $1,194.2 million, or 31.8% of revenue, compared to $1,130.2 million, or 30.7% of revenue, in the second quarter of 2016. The increase as a percentage of revenue was primarily driven by higher benefits and temporary labor expense to support growth in our contract logistics business.
Sales, general and administrative expense ("SG&A") consists of costs relating to customer acquisition, carrier procurement, billing, customer service, salaries and related expenses of our executive and administrative staff, integration-related costs, office expenses, technology services, professional fees and other purchased services relating to the aforementioned functions, travel and entertainment costs, bad debt expense, and depreciation and amortization expense.

SG&A for the second quarter of 2017 was $411.5 million, or 10.9% of revenue, compared to $409.5 million, or 11.1% of revenue, in the second quarter of 2016. The improvement in SG&A expense as a percentage of revenue primarily reflects the benefit of cost-saving actions initiated in 2016 and lower professional fees and consulting costs.
Foreign currency loss (income) for the second quarter of 2017 was $28.3 million as compared to $(3.4) million in the second quarter of 2016. The loss for the second quarter of 2017 primarily relates to unrealized losses on the Company's foreign currency option and forward contracts. For additional information on the Company's foreign currency option and forward contracts, see Note 5-Derivative Instruments of the condensed consolidated financial statements.
Interest expense decreased to $74.3 million in the second quarter of 2017, from $94.7 million in the second quarter of 2016. The decrease in interest expense is consistent with the year-over-year reduction in average total indebtedness of approximately 10% and also reflects the lower rates attributable to our recent refinancings. The reduction in average total indebtedness reflects the benefit of utilizing the proceeds from the sale of our North American Truckload operation of $555.0 million in October 2016 to repurchase outstanding indebtedness.
Our effective income tax rates for the second quarter of 2017 and 2016 were 32.7% and 39.6%, respectively. The effective tax rate for the second quarter of 2017 was based on forecasted effective tax rates, adjusted for discrete items that occurred within the period presented. The effective tax rate was impacted by $3.7 million of tax benefits associated with share-based payment arrangements and deferred tax asset revaluations. The effective tax rate for the second quarter of 2016 was based on forecasted effective tax rates, adjusted for discrete items that occurred within the period presented. The discrete items were not significant to the effective tax rate for the second quarter of 2016.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Revenue for the first six months of 2017 increased 1.0% to $7,299.8 million as compared to the same period in 2016. The increase was primarily driven by growth in our European contract logistics business, improvement in LTL weight per day, and mid-teens growth in North American brokerage and Last Mile operations. These items were partially offset by the October 2016 divestiture of our North American truckload operation, which had revenue of $262.2 million in the six months ended June 30, 2016, as well as the unfavorable impact of relative currency values as the U.S. dollar has strengthened relative to the GBP and Euro on a year-over-year basis.
Cost of transportation and services for the first six months of 2017 was $3,856.9 million, or 52.8% of revenue, compared to $3,918.4 million, or 54.2% of revenue, in the first six months of 2016. The reduction as a percentage of revenue was primarily driven by a lower mix of managed transportation in North American Supply Chain, partially offset by higher third-party transportation costs in freight brokerage and intermodal operations.
Direct operating expense for the first six months of 2017 was $2,331.9 million, or 31.9% of revenue, compared to $2,236.4 million, or 30.9% of revenue, in the first six months of 2016. The increase as a percentage of revenue was primarily driven by higher benefits and temporary labor expense to support growth in our contract logistics business.
SG&A for the first six months of 2017 was $812.4 million, or 11.1% of revenue, compared to $841.5 million, or 11.6% of revenue, in the first six months of 2016. The improvement in SG&A expense as a percentage of revenue for the six-months ended June 30, 2017 primarily reflects the benefit of cost-saving actions initiated in 2016 and lower professional fees and consulting costs.
Foreign currency loss for the first six months of 2017 was $38.9 million as compared to $2.1 million in the first six months of 2016. The loss for the first six months of 2017 primarily relates to unrealized losses on the Company's foreign currency option and forward contracts.
Debt extinguishment loss for the first six months of 2017 relates to the refinancing of the Company's Term Loan facility. As discussed further below (see Liquidity and Capital Resources - Refinancing of Existing Term Loan), in March 2017, the Company incurred a $9.0 million charge related to the refinancing of this facility.
Interest expense decreased to $149.9 million in the first six months of 2017, from $187.8 million in the first six months of 2016. The decrease in interest expense is consistent with the year-over-year reduction in average total indebtedness of approximately 10% and also reflects the lower rates attributable to our recent refinancings. The reduction in average total indebtedness reflects the benefit of utilizing the proceeds from the sale of our North American Truckload operation of $555.0 million in October 2016 to repurchase outstanding indebtedness.
Our effective income tax rates for the first six months of 2017 and 2016 were 18.0% and 35.7%, respectively. The effective tax rate for the first six months of 2017 was based on forecasted effective tax rates, adjusted for discrete items that occurred within the period presented. The effective tax rate was impacted by tax benefits associated with share-based payment arrangements, release of valuation allowance on state tax matters, release of uncertain tax positions, and certain deferred tax asset revaluations. The effective tax rate for the first six months of 2016 was based on forecasted effective tax rates, adjusted for discrete items that occurred within the period presented. The discrete items were not significant to the effective tax rate for the first six months of 2016.
Transportation
Summary Financial Table

	Three Months Ended June 30,		Percent of Revenue		Change	Six Months Ended June 30,		Percent of Revenue		Change
(In millions)	2017	2016	2017	2016	2017 vs. 2016	2017	2016	2017	2016	2017 vs. 2016
Revenue	$2,405.2	$2,418.9	100.0%	100.0%	(0.6)%	$4,682.4	$4,716.3	100.0%	100.0%	(0.7)%
Cost of transportation and services	1,701.7	1,715.9	70.8%	70.9%	(0.8)%	3,342.9	3,363.0	71.4%	71.3%	(0.6)%
Direct operating expense	293.7	297.8	12.2%	12.3%	(1.4)%	584.1	610.2	12.5%	12.9%	(4.3)%
SG&A expense
Salaries & benefits	131.3	142.7	5.5%	5.9%	(8.0)%	261.5	290.0	5.6%	6.1%	(9.8)%
Other SG&A expense	46.0	30.6	1.9%	1.3%	50.3%	88.1	67.6	1.9%	1.4%	30.3%
Purchased services	30.7	37.1	1.3%	1.5%	(17.3)%	62.8	77.0	1.3%	1.6%	(18.4)%
Depreciation & amortization	41.8	41.6	1.7%	1.7%	0.5%	82.2	79.9	1.8%	1.7%	2.9%
Total SG&A expense	249.8	252.0	10.4%	10.4%	(0.9)%	494.6	514.5	10.6%	10.9%	(3.9)%
Operating income	$160.0	$153.2	6.7%	6.3%	4.4%	$260.8	$228.6	5.6%	4.8%	14.1%
Note: Total depreciation and amortization for the Transportation segment included in cost of transportation and services, direct operating expense and SG&A was $111.4 million and $112.5 million for the three months ended June 30, 2017 and 2016, respectively, and $217.6 million and $227.1 million for the six months ended June 30, 2017 and 2016, respectively.
Transportation
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Revenue in our Transportation segment decreased 0.6% to $2,405.2 million in the second quarter of 2017 compared to $2,418.9 million in the second quarter of 2016. The decrease was primarily driven by the divestiture of our North American truckload operations, which had revenue of $133.4 million in the second quarter of 2016, the unfavorable impact of relative currency values as the U.S. dollar has strengthened relative to the GBP and Euro on a year-over-year basis and lower revenue in global forwarding. The impact of these items was partially offset by: mid-teens revenue growth in our U.S. last mile service offering; growth in U.S. freight brokerage; and a 7.1% year-on-year increase in weight per day within our U.S. LTL business.
Cost of transportation and services for the second quarter of 2017 was $1,701.7 million, or 70.8% of revenue, compared to $1,715.9 million, or 70.9% of revenue, in the second quarter of 2016. The 0.1 percentage point decrease as a percentage of revenue compared to the second quarter of 2016 was primarily driven by the divestiture of our North American truckload operations, offset by the increased cost of third party transportation in brokerage and intermodal operations.
Direct operating expense for the second quarter of 2017 was $293.7 million, or 12.2% of revenue, compared to $297.8 million, or 12.3% of revenue, in the second quarter of 2016. Cost savings initiatives and improved dock efficiency largely offset increased payroll and benefits expense in the U.S. LTL business.
SG&A decreased to $249.8 million in the second quarter of 2017 from $252.0 million in the second quarter of 2016. As a percentage of revenue, SG&A was flat at 10.4%, reflecting improved technology-enabled labor efficiencies in North American brokerage and intermodal operations, as well as cost-discipline within European Transport operations, offset by modest increases in professional fees and services in LTL.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Revenue in our Transportation segment decreased 0.7% to $4,682.4 million in the first six months of 2017 compared to $4,716.3 million in the first six months of 2016. The decrease was primarily driven by the divestiture of our North American truckload operations, which had revenue of $262.2 million in the six months ended June 30, 2016, the unfavorable impact of relative currency values as the U.S. dollar has strengthened relative to the GBP and Euro on a year-over-year basis and lower revenue in global forwarding. The impact of these items was partially offset by: mid-teens revenue growth in our U.S. last mile service offering; growth in U.S. freight brokerage; and a 5.9% increase in weight per day within our U.S. LTL business.

Cost of transportation and services for the first six months of 2017 was $3,342.9 million, or 71.4% of revenue, compared to $3,363.0 million, or 71.3% of revenue, in the first six months of 2016. Increased cost of third party transportation in brokerage operations and higher fuel expenses were partially offset by line-haul savings in LTL.
Direct operating expense for the first six months of 2017 was $584.1 million, or 12.5% of revenue, compared to $610.2 million, or 12.9% of revenue, in the first six months of 2016. The improvement as a percentage of revenue was driven primarily by cost savings initiatives and improved dock efficiency in the U.S. LTL business.
SG&A decreased to $494.6 million in the first six months of 2017 from $514.5 million in the first six months of 2016. As a percentage of revenue, SG&A decreased from 10.9% in the first six months of 2016 to 10.6% in the first six months of 2017 reflecting technology-enabled labor efficiencies in our North American brokerage and intermodal operations.
Logistics
Summary Financial Table

	Three Months Ended June 30,		Percent of Revenue		Change	Six Months Ended June 30,		Percent of Revenue		Change
(In millions)	2017	2016	2017	2016	2017 vs. 2016	2017	2016	2017	2016	2017 vs. 2016
Revenue	$1,395.2	$1,332.0	100.0%	100.0%	4.7%	$2,695.3	$2,592.7	100.0%	100.0%	4.0%
Cost of transportation and services	307.0	323.2	22.0%	24.3%	(5.0)%	589.5	633.4	21.9%	24.4%	(6.9)%
Direct operating expense	892.4	832.8	64.0%	62.5%	7.2%	1,747.0	1,626.6	64.8%	62.7%	7.4%
SG&A expense
Salaries & benefits	63.7	54.6	4.6%	4.1%	16.7%	123.9	123.8	4.6%	4.8%	0.1%
Other SG&A expense	20.8	24.5	1.5%	1.8%	(15.1)%	37.3	36.7	1.4%	1.4%	1.6%
Purchased services	26.2	23.5	1.9%	1.8%	11.5%	44.7	45.2	1.7%	1.7%	(1.1)%
Depreciation & amortization	20.8	22.3	1.5%	1.7%	(6.7)%	41.4	44.0	1.5%	1.7%	(5.9)%
Total SG&A expense	131.5	124.9	9.4%	9.4%	5.3%	247.3	249.7	9.2%	9.6%	(1.0)%
Operating income	$64.3	$51.1	4.6%	3.8%	25.8%	$111.5	$83.0	4.1%	3.2%	34.3%
Note: Total depreciation and amortization for the Logistics segment included in cost of transportation and services, direct operating expense and SG&A was $51.5 million and $48.6 million for the three months ended June 30, 2017 and 2016, respectively, and $100.2 million and $95.7 million for the six months ended June 30, 2017 and 2016, respectively.
Logistics
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Revenue in our Logistics segment increased by 4.7% to $1,395.2 million in the second quarter of 2017 compared to $1,332.0 million in the second quarter of 2016. The increase in revenue was primarily driven by strong demand for contract logistics in both Europe and North America, partially offset by a decline in managed transportation revenue and the unfavorable impact of relative currency values, particularly in the United Kingdom. European logistics revenue growth reflected a significant benefit from new contract starts, notably with e-commerce and cold chain customers in the United Kingdom, Italy and the Netherlands.
Cost of transportation and services for the second quarter of 2017 was $307.0 million, or 22.0% of revenue, compared to $323.2 million, or 24.3% of revenue, in the second quarter of 2016. The 5.0% reduction relative to the second quarter of 2016 was primarily driven by the lower cost of third party transportation in the managed transportation operations of North American supply chain, consistent with lower volumes of business.
Direct operating expense in the second quarter of 2017 was $892.4 million, or 64.0% as a percentage of revenue, compared to $832.8 million, or 62.5% as a percentage of revenue, in the second quarter of 2016. The 7.2% increase relative to the second quarter of 2016 was primarily driven by higher temporary labor costs related to new contract startups in North American supply chain.
SG&A increased to $131.5 million in the second quarter of 2017 from $124.9 million in the second quarter of 2016. As a percentage of revenue, SG&A remained flat at 9.4%.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Revenue in our Logistics segment increased by 4.0% to $2,695.3 million in the first six months of 2017 compared to $2,592.7 million in the first six months of 2016. The increase in revenue was primarily driven by strong demand for contract logistics in both Europe and North America, partially offset by a decline in managed transportation revenue and the unfavorable impact of relative currency values, particularly in the United Kingdom. European logistics revenue growth reflected a significant benefit from new contract starts, notably with e-commerce and cold chain customers in the United Kingdom, Italy and the Netherlands.
Cost of transportation and services for the first six months of 2017 was $589.5 million, or 21.9% of revenue, compared to $633.4 million, or 24.4% of revenue, in the first six months of 2016. The 6.9% reduction relative to the first six months of 2016 was primarily driven by the lower cost of third party transportation in the managed transportation operations of North American supply chain, consistent with lower volumes of business.
Direct operating expense in the first six months of 2017 was $1,747.0 million, or 64.8% as a percentage of revenue, compared to $1,626.6 million, or 62.7% as a percentage of revenue, in the first six months of 2016. The 7.4% increase relative to the first six months of 2016 was primarily driven by higher temporary labor costs related to new contract startups in North American supply chain.
SG&A decreased to $247.3 million in the first six months of 2017 from $249.7 million in the first six months of 2016. As a percentage of revenue, SG&A decreased to 9.2% in the first six months of 2017 compared to 9.6% in the first six months of 2016. The 1.0% reduction relative to the first six months of 2016 was primarily driven by cost reduction initiatives on purchased services.
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
Our principal existing sources of cash are cash generated from operations and borrowings available under the Second Amended and Restated Revolving Loan Credit Agreement (the "ABL Facility"). As of June 30, 2017, we had cash and cash equivalents of $291.4 million and availability under the ABL Facility of $679.0 million. Availability under the ABL Facility is based on a borrowing base of $924.4 million, as well as outstanding letters of credit of $245.4 million, respectively.
We continually evaluate our liquidity requirements, capital needs and the availability of capital resources based on our operating needs and our planned growth initiatives. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months.

Equity Offering
In July 2017, the Company completed a registered underwritten offering of 11 million shares of its common stock at a public offering price of $60.50 per share, plus up to an additional 1.65 million shares of its common stock pursuant to an option granted to the underwriters to purchase additional shares of the Company’s common stock directly from the Company (the “Offering”). Of the 11 million shares of common stock, 5 million shares were offered directly by the Company and 6 million shares were offered in connection with forward sale agreements (the "Forward Sale Agreements") described below. The Offering closed on July 25, 2017.

In connection with the Offering, the Company entered into separate Forward Sale Agreements with Morgan Stanley & Co. LLC and JPMorgan Chase Bank, National Association, London Branch (the "Forward Counterparties") pursuant to which the Company has agreed to sell, and each Forward Counterparty agreed to purchase, 3 million shares of the Company’s common stock (or 6 million shares of the Company common stock in the aggregate) subject to the terms and conditions of the Forward Sale Agreements, including the Company’s right to elect cash settlement or net share settlement. The initial forward price under each of the Forward Sale Agreements is $58.08 per share (which is the public offering price of our common stock, less the underwriting discount) and is subject to certain adjustments pursuant to the terms of the Forward Sale Agreements. Settlement of each of the Forward Sale Agreements is expected to occur no later than approximately one year after the closing of the Offering but may occur earlier at the option of the Company or, in certain circumstances described in the Forward Sale Agreements, at the option of the relevant Forward Counterparty. A Forward Counterparty’s decision to exercise its right to accelerate the Forward Sale Agreements entered into with it and to require the Company to settle the Forward Sale Agreements will be made irrespective of the Company’s interests, including the Company’s need for capital. The Company could be required to issue and deliver the Company’s common stock under the terms of the physical settlement provisions of the Forward Sale Agreements irrespective of the Company’s capital needs, which would result in dilution to the Company’s earnings per share and return on equity.

In addition, in connection with the Offering, the Company entered into Amendment No. 1 (the “Revolving Loan Credit Amendment”) to the Company’s Second Amended and Restated Revolving Loan Credit Agreement, dated as of October 30, 2015 (as previously amended, amended and restated, supplemented or otherwise modified, the “Existing Credit Agreement”), by and among the Company and certain subsidiaries signatory thereto, Morgan Stanley Senior Funding, Inc., as agent, and the

Lenders party thereto, pursuant to which the Existing Credit Agreement was amended to permit certain transactions, including the transactions contemplated by the Forward Sale Agreements.

The Company received proceeds of $290.4 million from the sale of 5 million shares of common stock in the Offering. The Company did not initially receive any proceeds from the sale of shares of its common stock by the Forward Counterparties pursuant to the Forward Sale Agreements. The Company expects to use the net proceeds of the shares issued and sold by the Company in the Offering and any net proceeds received upon the settlement of the Forward Sale Agreements for general corporate purposes, which may include strategic acquisitions and the repayment or refinancing of outstanding indebtedness.

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
The interest rate margin applicable to the New Term Loans was reduced from 2.25% to 1.25%, in the case of base rate loans, and from 3.25% to 2.25%, in the case of LIBOR loans and the LIBOR floor was reduced from 1.0% to 0%. The interest rate on the New Term Loans was 3.41% at June 30, 2017. The New Term Loans maturity will remain October 30, 2021. The refinancing resulted in an extinguishment charge of $9.0 million in the six months ended June 30, 2017. The Company expects annual cash interest savings of approximately $15 million per year related to the refinancing.
Loan Covenants and Compliance
As of June 30, 2017, we were in compliance with the covenants and other provisions of the ABL Facility, the New Term Loans, the senior notes due 2018, 2021, 2022 and 2023 (collectively the "Senior Notes"), and the other applicable indentures. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
Sources and Uses of Cash
During the six months ended June 30, 2017, we: (i) generated cash from operating activities of $231.0 million, (ii) generated proceeds from sales of assets of $42.2 million, and (iii) received proceeds, net of repayments, on our Term Loan facility of $12.1 million. We used cash during this period principally to (i) purchase property and equipment of $262.0 million, (ii) make payments on long-term debt and capital leases of $60.3 million, (iii) make repayments, net of advances, on our ABL Facility of $30.0 million, (iv) make payments for tax withholdings on restricted shares of $14.2 million and (v) make payments for debt issuance costs of $8.9 million in connection with the refinancing of our Term Loan facility.
During the six months ended June 30, 2016, we: (i) generated cash from operating activities of $267.6 million, (ii) generated proceeds from sales of assets of $35.6 million, and (iii) received advances, net of repayments, of $100 million on our ABL Facility. We used cash during this period principally to (i) purchase property and equipment of $224.0 million and (ii) make payments on long-term debt and capital leases of $90.0 million.
Off-Balance Sheet Arrangements
The Company guarantees the lease payments of certain tractor and trailer equipment utilized by subcontract carriers. These guarantees continue through the end of the lease of the equipment, which is typically four years. The maximum amount of the guarantee is limited to the amount of unpaid principal and interest. As of June 30, 2017, the maximum amount of these guarantees was approximately $20.1 million.
New Accounting Standards

Information related to new accounting standards is included in Note 1 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We have a significant proportion of our net assets and income in non-U.S. dollar currencies, primarily the EUR and GBP. We are exposed to currency risk from the potential changes in functional currency values of our foreign currency denominated assets, liabilities and cash flows. Consequently, a depreciation of the EUR and GBP relative to the U.S. dollar could have an adverse impact on our financial results. In order to mitigate against the risk of a reduction in the value of foreign currency from the Company’s international operations, the Company uses foreign currency option and forward contracts and gains or losses on these contracts are recorded in foreign currency gain/loss in the condensed consolidated statements of operations. See Note 5-Derivative Instruments for further information.
There have been no material changes to our quantitative and qualitative disclosures about market risk during the six months ended June 30, 2017 as compared to the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents

Part II—Other Information
Item 1. Legal Proceedings.
For information related to our legal proceedings, please refer to "Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 and Note 7—Legal and Regulatory Matters of Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
In addition to the information set forth in this Form 10-Q and the risk factors previously disclosed in Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2016, you should carefully consider the following risk factors which could materially affect our business, financial condition or future results.

Risks Related to our Growth Strategy and Acquisitions

We may not be able to successfully execute our growth strategy through acquisitions.

We intend to continue to expand through acquisitions to take advantage of market opportunities we perceive in the transportation and logistics industries, as well as new markets that we may enter. While we intend to make acquisitions in the future, we may experience delays or be unable to make the acquisitions we desire for a number of reasons. Suitable acquisition candidates may not be available at purchase prices that are attractive to us or on terms that are acceptable to us. In pursuing acquisition opportunities, we will compete with other companies, some of which have greater financial and other resources than we do.

We are unable to predict the size, timing and number of acquisitions we may complete and may not complete any acquisitions at all. In addition, we may incur expenses associated with sourcing, evaluating and negotiating acquisitions (including those that are not completed), and we also may pay fees and expenses associated with obtaining financing for acquisitions and with investment banks and others finding acquisitions for us. Any of these amounts may be substantial, and together with the size, timing and number of acquisitions we pursue, may negatively impact us and cause significant volatility in our financial results.

Anticipated synergies from any acquisitions that we have undertaken may not materialize in the expected timeframe or at all.

Our financial targets are dependent on our ability to realize significant ongoing synergies with respect to our acquisitions, in particular the Norbert Dentressangle SA and Con-way Inc. acquisitions we completed in 2015. In addition, we anticipate creating value through synergy opportunities in future acquisitions that we may undertake. We may not realize all synergies we anticipate from past and potential future acquisitions. Among the synergies that we currently expect are cross-selling opportunities to our existing customers, network synergies and other operational synergies. Our estimated synergies from the acquisitions that we have undertaken are, and synergies we may announce related to potential future acquisitions, if any, will be subject to a number of assumptions about the timing, execution and costs associated with realizing such synergies as well as the capacity of our information technology systems and other infrastructure to accommodate the demands of our new acquisitions. Such assumptions are inherently uncertain and are subject to a wide variety of significant business, economic, competition and execution risks and uncertainties. There can be no assurance that such assumptions turn out to be correct and, as a result, the amount of synergies that we will actually realize and/or the timing of any such realization may differ significantly (and may be significantly lower) from the ones that we estimate, and we may incur significant costs in reaching the estimated synergies.

Our past acquisitions, as well as any acquisitions that we may complete in the future, may be unsuccessful or result in other risks or developments that adversely affect our financial condition and results.

While we intend for our acquisitions to improve our competitiveness and profitability, we cannot be certain that our past or future acquisitions will be accretive to earnings or otherwise meet our operational or strategic expectations. Acquisitions involve special risks, including accounting, regulatory, compliance, information technology or human resources issues that could arise in connection with, or as a result of, the acquisition of the acquired company, the assumption of unanticipated liabilities and contingencies, difficulties in integrating acquired businesses, possible management distraction, and the inability of acquired businesses to achieve the levels of revenue, profit, productivity or synergies we anticipate or otherwise perform as we expect on the timeline contemplated. We are unable to predict all of the risks that could arise as a result of our acquisitions.

If the performance of our reporting units or an acquired business varies from our projections or assumptions, or estimates about the future profitability of our reporting units or an acquired business change, our revenues, earnings or other aspects of our financial condition could be adversely affected. We may also experience difficulties in connection with integrating any acquired companies into our existing businesses and operations, including our existing infrastructure and information technology systems. The infrastructure and information technology systems of acquired businesses could present issues which we were not able to identify prior to the acquisition that could adversely affect our financial condition and results, and we have experienced challenges of this nature relating to the infrastructure and systems of our businesses that we recently acquired. Any of these events could adversely affect our financial condition and results of operations.

We may not successfully manage our growth.

We have grown rapidly and substantially over prior years, including by expanding our internal resources, making acquisitions, in particular in 2015, and entering into new markets, and we intend to continue to focus on rapid growth, including organic growth and additional acquisitions. We may experience difficulties and higher-than-expected expenses in executing this strategy as a result of unfamiliarity with new markets, changes in revenue and business models, entering into new geographic areas and increased pressure on our existing infrastructure and information technology systems.

Our growth will place a significant strain on our management, operational, financial and information technology resources. We will need to continually improve existing procedures and controls as well as implement new transaction processing, operational and financial systems, and procedures and controls to expand, train and manage our employee base. Our working capital needs will continue to increase as our operations grow. Failure to manage our growth effectively, or obtain necessary working capital, could have a material adverse effect on our business, results of operations, cash flows, stock price and financial condition.

Our business will be seriously harmed if we fail to develop, implement, maintain, upgrade, enhance, protect and integrate our information technology systems, including those systems of any businesses that we acquire.

We rely heavily on our information technology systems to efficiently run our business, and they are a key component of our customer-facing and internal growth strategy. In general, we expect our customers to continue to demand more sophisticated, fully integrated information systems from their transportation providers. To keep pace with changing technologies and customer demands, we must correctly interpret and address market trends and enhance the features and functionality of our proprietary technology platform in response to these trends. This process of continuous enhancement may lead to significant ongoing software development costs which will continue to increase if we pursue new acquisitions of companies and their current systems. In addition, we may fail to accurately determine the needs of our customers or trends in the transportation services industry or we may fail to design and implement the appropriate responsive features and functionality for our technology platform in a timely and cost-effective manner. Any such failures could result in decreased demand for our services and a corresponding decrease in our revenues.

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

A failure of our information technology infrastructure or a breach of our information security systems, networks or processes may materially adversely affect our business.

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage our sales and marketing, accounting and financial and legal and compliance functions, engineering and product development tasks, research and development data, communications, supply chain, order entry and fulfillment and other business processes. We also rely on third parties and virtualized infrastructure to operate and support our information technology systems. Despite testing, external and internal risks, such as malware, insecure coding, “Acts of God,” data leakage and human error pose a direct threat to the stability or effectiveness of our information technology systems and operations. The failure of our information technology systems to perform as we anticipate has in the past, and could in the future, adversely affect our business through transaction errors, billing and invoicing errors, internal recordkeeping and reporting errors, processing inefficiencies and loss of sales, receivables collection and customers, in each case, which could result in harm to our reputation and have an ongoing adverse impact on our business, results of operations and financial condition, including after the underlying failures have been remedied.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the quarter ended June 30, 2017, the Company issued an aggregate of 671,867 shares of the Company's common stock, par value $0.001 per share, to certain holders of the Company's Convertible Senior Notes in connection with the conversion of $11,042,000 aggregate principal amount of the Convertible Senior Notes. The number of shares of our common stock issued in the foregoing transactions equals the number of shares of our common stock presently issuable to holders of the Convertible Senior Notes upon conversion under the original terms of the Convertible Senior Notes. During the quarter ended June 30, 2017, pursuant to the Investment Agreement dated as of June 13, 2011 (the “Investment Agreement”) by and among Jacobs Private Equity, LLC (“JPE”) and the other investors party thereto (collectively with JPE, the “Investors”) the Company issued 21,317 unregistered shares of its common stock as a result of the cashless exercise of warrants by certain shareholders and 42,063 unregistered shares of its common stock as a result of the exercise of warrants by certain shareholders for cash resulting in the receipt of $294,441 of total proceeds by the Company. The proceeds received by the Company will be used for general corporate purposes. The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933, as amended, in accordance with Section 4(a)(2) thereof, as a transaction by an issuer not involving any public offering. For additional information on the Company's Convertible Senior Notes, refer to Note 9—Debt, of Item 8, "Financial Statements and Supplementary Data" in our 2016 Annual Report on Form 10-K.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Disclosure Pursuant to Section 13(r) of the Exchange Act
In connection with ongoing efforts to review and enhance our compliance program and to investigate transactions or dealings involving countries and entities that are subject to U.S. economic sanctions, including those disclosed in our Quarterly Report on Form 10-Q for the quarters ended June 30, 2016, September 30, 2016, and March 31, 2017, under the heading “Disclosure Pursuant to Section 13(r) of the Exchange Act,” we learned that, on one occasion in August 2014, our Hong Kong Global Forwarding business provided forwarding services for a shipment to Iran destined to consignee Bandar Imam Petrochemical Company, which was designated as a Government of Iran entity under Executive Order 13599.  The shipment involved cargo described as a pressure switch. We received $864.52 (6,700 HKD) for our services in connection with this shipment, and had a net profit of $123.19 (954.70 HKD) attributable to this transaction.
As noted in our Quarterly Report on Form 10-Q for the quarters ended June 30, 2016, September 30, 2016, and March 31, 2017, we filed an initial voluntary disclosure of such matters with the U.S. Department of Treasury, Office of Foreign Assets Control (“OFAC”). We are continuing to investigate and intend to cooperate with regulatory authorities regarding these matters. We plan to file a complete report with OFAC accounting for these and any other unauthorized transactions identified by our investigation when that investigation is complete. We have implemented procedures in connection with our international trade compliance programs that are designed to prevent such activities from recurring and we do not intend to provide any such unauthorized services in the future.

Item 6. Exhibits.

Exhibit Number	Description

31.1
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017.

31.2
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017.

32.1 *
Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017.

32.2 *
Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017.

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
Date: August 4, 2017