Form 10-Q
period 2017-09-30
XPO Logistics, Inc.
filed 2017-11-06
CIK 1166003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
Form 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 27, 2017 there were 119,870,899 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Table of Contents

XPO Logistics, Inc.
Form 10-Q

Part I—Financial Information
Item 1. Financial Statements.
XPO Logistics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(In millions, except per share data)	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$473.1	$373.4
Accounts receivable, net of allowances of $39.2 and $26.3, respectively	2,601.0	2,313.3
Other current assets	507.6	386.9
Total current assets	3,581.7	3,073.6
Property and equipment, net of $980.6 and $589.9 in accumulated depreciation, respectively	2,602.1	2,537.4
Goodwill	4,534.3	4,325.8
Identifiable intangible assets, net of $515.9 and $377.1 in accumulated amortization, respectively	1,468.0	1,534.7
Other long-term assets	172.1	226.9
Total long-term assets	8,776.5	8,624.8
Total assets	$12,358.2	$11,698.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,158.0	$1,056.3
Accrued expenses	1,517.4	1,382.1
Current maturities of long-term debt	90.0	136.5
Other current liabilities	142.3	156.7
Total current liabilities	2,907.7	2,731.6
Long-term debt	4,541.0	4,731.5
Deferred tax liability	535.0	572.4
Employee benefit obligations	211.5	251.4
Other long-term liabilities	464.6	373.9
Total long-term liabilities	5,752.1	5,929.2
Stockholders’ equity:
Convertible perpetual preferred stock, $.001 par value; 10.0 shares authorized; .07 of Series A shares issued and outstanding at September 30, 2017 and December 31, 2016	41.2	41.6
Common stock, $.001 par value; 300.0 shares authorized; 119.6 and 111.1 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	0.1	0.1
Additional paid-in capital	3,581.6	3,244.9
Accumulated deficit	(259.5)	(392.9)
Accumulated other comprehensive loss	(54.6)	(193.7)
Total stockholders' equity before noncontrolling interests	3,308.8	2,700.0
Noncontrolling interests	389.6	337.6
Total equity	3,698.4	3,037.6
Total liabilities and equity	$12,358.2	$11,698.4
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2017	2016	2017	2016
Revenue	$3,887.1	$3,713.8	$11,186.9	$10,942.8
Operating expenses
Cost of transportation and services	2,042.7	2,008.4	5,899.6	5,926.8
Direct operating expense	1,258.7	1,153.4	3,590.6	3,389.8
Sales, general and administrative expense	398.9	383.2	1,211.3	1,224.7
Total operating expenses	3,700.3	3,545.0	10,701.5	10,541.3
Operating income	186.8	168.8	485.4	401.5
Other income	(6.7)	(1.1)	(6.0)	(6.7)
Foreign currency loss (income)	15.0	(0.3)	53.9	1.8
Debt extinguishment loss	4.6	53.2	13.6	53.2
Interest expense	72.5	93.0	222.4	280.8
Income before income tax provision	101.4	24.0	201.5	72.4
Income tax provision	30.4	2.7	48.4	20.0
Net income	71.0	21.3	153.1	52.4
Net income attributable to noncontrolling interests	(8.5)	(6.2)	(17.4)	(13.2)
Net income attributable to XPO	$62.5	$15.1	$135.7	$39.2

Earnings per share data:
Net income attributable to common shareholders	$57.5	$13.8	$124.5	$35.8

Basic earnings per share	$0.49	$0.13	$1.10	$0.33
Diluted earnings per share	$0.44	$0.11	$0.99	$0.30

Weighted-average common shares outstanding
Basic weighted-average common shares outstanding	117.5	110.3	113.5	110.0
Diluted weighted-average common shares outstanding	129.8	122.9	126.2	119.2
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Net income	$71.0	$21.3	$153.1	$52.4

Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss) (1)	$82.0	$(8.0)	$247.6	$(27.2)
Unrealized loss on financial assets/liabilities designated as hedging instruments, net of tax effect of $23.3, $9.2, $42.1 and $16.7	(28.4)	(12.4)	(68.9)	(23.3)
Defined benefit plans adjustments, net of tax effect of $1.9, $1.1, $1.9 and $1.1	(1.0)	(5.3)	(1.0)	(5.3)
Other comprehensive income (loss)	52.6	(25.7)	177.7	(55.8)
Comprehensive income (loss)	$123.6	$(4.4)	$330.8	$(3.4)
Less: Comprehensive income attributable to noncontrolling interests	(21.1)	(5.1)	(56.0)	(10.2)
Comprehensive income (loss) attributable to XPO	$102.5	$(9.5)	$274.8	$(13.6)
(1) There is no tax impact related to the foreign currency translation adjustments as the earnings are considered permanently reinvested.
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2017	2016
Operating activities
Net income	$153.1	$52.4
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	489.1	485.4
Stock compensation expense	50.1	34.2
Accretion of debt	14.5	12.3
Deferred tax benefit	(3.1)	(2.3)
Loss on extinguishment of debt	13.6	53.2
Unrealized loss (gain) on foreign currency option and forward contracts	49.9	(2.8)
Other	20.1	8.7
Changes in assets and liabilities:
Accounts receivable	(199.8)	(79.0)
Other assets	(40.2)	(72.5)
Accounts payable	48.6	(150.7)
Accrued expenses and other liabilities	(71.2)	65.7
Cash flows provided by operating activities	524.7	404.6
Investing activities
Payment for purchases of property and equipment	(389.9)	(318.5)
Proceeds from sale of assets	59.6	57.9
Other	—	8.6
Cash flows used by investing activities	(330.3)	(252.0)
Financing activities
Proceeds from issuance of long-term debt	523.5	1,377.8
Repurchase of debt	(782.9)	(1,334.2)
Proceeds from borrowings on ABL facility	495.0	260.0
Repayment of borrowings on ABL facility	(525.0)	(260.0)
Repayment of long-term debt and capital leases	(80.9)	(126.4)
Payment for debt issuance costs	(12.8)	(24.9)
Proceeds from common stock offering	287.6	—
Change in bank overdrafts	11.5	24.9
Payment for tax withholdings for restricted shares	(15.2)	(9.3)
Dividends paid	(3.3)	(2.5)
Other	(1.0)	11.3
Cash flows used by financing activities	(103.5)	(83.3)
Effect of exchange rates on cash	8.8	1.2
Net increase in cash	99.7	70.5
Cash and cash equivalents, beginning of period	373.4	289.8
Cash and cash equivalents, end of period	$473.1	$360.3
Supplemental disclosure of cash flow information:
Cash paid for interest	$176.5	$259.1
Cash paid for income taxes	$59.9	$41.7
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
Adoption of New Accounting Standards
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 718): "Improvements to Employee Share-based Payment Accounting." This ASU involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. The Company adopted this standard in the fourth quarter of 2016, effective January 1, 2016. Accordingly, the provision for income taxes in the first nine months of 2017 included excess tax benefits of $9.8 million that affected the income tax provision. For the nine months ended September 30, 2016, there was no material effect on the Company's condensed consolidated financial statements from the adoption of this ASU. In regard to forfeitures, the Company elected to account for forfeitures when they occur.
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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): “Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force).” This ASU addresses eight specific cash flow classification issues with the objective of reducing the existing diversity in practice. Under the new standard, cash payments for debt prepayments or debt extinguishment costs should be classified as outflows for financing activities. Additional cash flow issues covered under the standard include: settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. This ASU is effective for public entities for fiscal years beginning after December 15, 2017, including interim periods within that reporting period; however, early adoption is permitted. The Company does not expect the adoption of this standard to have a material effect on its consolidated statement of cash flows.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): “Restricted Cash.” This ASU requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. The standard is effective for the Company's annual and interim periods beginning January 1, 2018 and requires retrospective adoption. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): "Simplifying the Accounting for Goodwill Impairment." Under the current guidance for assessing goodwill for impairment, an entity can first assess qualitative factors to determine whether a two-step goodwill impairment test is necessary (often referred to as "Step 0"). When an entity bypasses or fails Step 0, the two-step goodwill impairment test is performed. Step 1 compares a reporting unit’s fair value to its carrying amount to determine if there is a potential impairment. If the carrying amount exceeds fair value, Step 2 must be completed. Step 2 involves determining the implied fair value of goodwill and comparing it to the carrying amount of that goodwill to measure the impairment loss, if any. The revised guidance eliminates Step 2 of the current goodwill impairment test, which requires a hypothetical purchase price allocation to measure goodwill impairment. Under the new standard, a goodwill impairment loss will instead be measured at the amount by which a reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance requires prospective adoption and will be effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption of this guidance is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted this guidance in connection with its annual impairment test as of August 31, 2017. The adoption did not impact the consolidated financial statements.
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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): “Targeted Improvements to Accounting for Hedging Activities.” This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period; however, early adoption is permitted. The purpose of the amendments in this ASU is to better align an entity’s risk management activities and financial reporting for hedging relationships, simplify hedge accounting requirements, and improve the disclosures of hedging arrangements. The Company adopted the standard effective October 1, 2017; the adoption of the standard will impact how the Company currently accounts for its cross currency swaps. While the adoption is expected to have a favorable impact on non-operating income, the impact is not expected to be material.

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

The Company evaluates performance based on the various financial measures of the respective business segments. The following table identifies selected financial data for the three- and nine- months ended September 30, 2017 and 2016:

(In millions)	Transportation	Logistics	Corporate	Eliminations	Total
Three Months Ended September 30, 2017
Revenue	$2,469.8	$1,458.8	$—	$(41.5)	$3,887.1
Operating income (loss)	145.2	77.4	(35.8)	—	186.8
Depreciation and amortization	111.7	54.9	0.7	—	167.3

Three Months Ended September 30, 2016
Revenue	$2,409.1	1,347.0	$—	$(42.3)	$3,713.8
Operating income (loss)	125.4	75.3	(31.9)	—	168.8
Depreciation and amortization	114.8	46.5	0.5	—	161.8

Nine Months Ended September 30, 2017
Revenue	$7,152.2	$4,154.1	$—	$(119.4)	$11,186.9
Operating income (loss)	406.0	188.9	(109.5)	—	485.4
Depreciation and amortization	329.3	155.1	4.7	—	489.1

Nine Months Ended September 30, 2016
Revenue	$7,125.4	$3,939.7	$—	$(122.3)	$10,942.8
Operating income (loss)	354.0	158.3	(110.8)	—	401.5
Depreciation and amortization	341.9	142.2	1.3	—	485.4
3. Restructuring Charges
In conjunction with various acquisitions, the Company has initiated a facility rationalization and severance program to close facilities and reduce employment. These initiatives are intended to improve the Company's efficiency and profitability.
The restructuring charges incurred during the nine months ended September 30, 2017, and included in the Company's condensed consolidated statement of operations as sales, general and administrative expense, direct operating expense, and cost of transportation and services, are summarized below.

		Nine Months Ended September 30, 2017
(In millions)	Reserve Balance at December 31, 2016	Charges Incurred	Payments	Foreign Exchange and Other	Reserve Balance at September 30, 2017
Transportation
Facilities	$1.4	$0.2	$(1.3)	$—	$0.3
Severance	5.8	1.6	(4.7)	0.5	3.2
Total	7.2	1.8	(6.0)	0.5	3.5
Logistics
Contract termination	0.7	0.3	(0.3)	—	0.7
Facilities	0.5	—	(0.5)	—	—
Severance	16.1	4.0	(14.1)	1.1	7.1
Total	17.3	4.3	(14.9)	1.1	7.8
Corporate
Contract termination	0.3	—	(0.3)	—	—
Severance	0.4	1.2	(1.5)		0.1
Total	0.7	1.2	(1.8)	—	0.1
Total	$25.2	$7.3	$(22.7)	$1.6	$11.4

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

Assets and Liabilities Measured at Fair Value
As of September 30, 2017 and December 31, 2016, the Company's assets and liabilities measured at fair value include its derivative instruments and the liability related to its cash settled performance-based restricted stock units.
Fair Value of Financial Instruments
The carrying values of the following financial instruments approximated their fair values as of September 30, 2017 and December 31, 2016: cash, cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses. Fair values approximate carrying values for these financial instruments since they are short-term in nature or are receivable or payable on demand. For information regarding the estimated fair value of the Company's derivative instruments and debt, refer to Note 5—Derivative Instruments and Note 6—Debt, respectively.

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
The Company's derivative portfolio is comprised of the following instruments as of September 30, 2017 and December 31, 2016.

September 30, 2017
			Derivative Assets		Derivative Liabilities
(In millions)	Fair Value Hierarchy Level	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges:
Cross-currency swap agreements	Level 2	$1,265.9	Other long-term assets	$—	Other long-term liabilities	$(114.4)
Cross-currency swap agreements	Level 2	0.7	Other current assets	0.1	Other current liabilities	—
Interest rate swaps	Level 2	118.1	Other current assets	—	Other current liabilities	(0.6)
Derivatives not designated as hedges:
Foreign currency option and forward contracts	Level 2	876.2	Other current assets	1.8	Other current liabilities	(13.0)
Foreign currency option and forward contracts	Level 2	223.2	Other long-term assets	1.3	Other long-term liabilities	(4.1)
Total				$3.2		$(132.1)

December 31, 2016
			Derivative Assets		Derivative Liabilities
(In millions)	Fair Value Hierarchy Level	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges:
Cross-currency swap agreements	Level 2	$730.9	Other long-term assets	$11.9	Other long-term liabilities	$(6.9)
Cross-currency swap agreements	Level 2	3.3	Other current assets	0.1	Other current liabilities	—
Interest rate swaps	Level 2	105.4	Other current assets	—	Other current liabilities	(2.3)
Derivatives not designated as hedges:
Foreign currency option and forward contracts	Level 2	552.2	Other current assets	18.8	Other current liabilities	(1.0)
Foreign currency option and forward contracts	Level 2	742.6	Other long-term assets	26.7	Other long-term liabilities	(5.8)
Total				$57.5		$(16.0)
The following table indicates the amount of pre-tax gains/(losses) that have been recognized in accumulated other comprehensive loss in the condensed consolidated balance sheets and gains/(losses) recognized in income before income tax provision in the condensed consolidated statements of operations for derivative and nonderivative instruments:

	Recognized in Accumulated Other Comprehensive Loss		Recognized in Income Before Income Tax Provision
(In millions)	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Derivatives designated as hedges:
Cross-currency swap agreements	$(50.4)	$(17.9)	$—	$—
Interest rate swaps	0.7	0.3	—	—
Derivatives not designated as hedges:
Interest rate swaps	—	—		0.3
Foreign currency option and forward contracts	—	—	(14.2)	(0.5)
Nonderivatives designated as hedges:
Foreign currency denominated notes	1.3	(4.0)	—	$—
Total	$(48.4)	$(21.6)	$(14.2)	$(0.2)

	Recognized in Accumulated Other Comprehensive Loss		Recognized in Income Before Income Tax Provision
(In millions)	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Derivatives designated as hedges:
Cross-currency swap agreements	$(112.7)	$(23.9)	$—	$—
Interest rate swaps	1.8	2.8	—	—
Derivatives not designated as hedges:
Interest rate swaps	—	—		0.9
Foreign currency option and forward contracts	—	—	(52.7)	2.3
Nonderivatives designated as hedges:
Foreign currency denominated notes	6.9	(18.9)	—	$—
Total	$(104.0)	$(40.0)	$(52.7)	$3.2

Cross-Currency Swap Agreements
In May 2017, the Company entered into certain cross-currency swap agreements to manage the related foreign currency exchange risk by effectively converting the fixed-rate U.S. Dollar ("USD")-denominated senior notes due 2023 (see Note 6—Debt), including the semi-annual interest payments, to fixed-rate, EUR-denominated debt. The risk management objective of these transactions is to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies and reduce the variability in the functional currency equivalent cash flows of the senior notes due 2023.
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

Foreign Currency Option and Forward Contracts
In order to mitigate the currency translation risk which results from converting the financial statements of the Company’s international operations, which primarily use the Euro ("EUR") and British Pound Sterling ("GBP") as their functional currency, the Company uses foreign currency option and forward contracts. Additionally, the Company may use foreign currency forward contracts to mitigate the foreign currency exposure from intercompany loans. The foreign currency contracts were not designated as qualifying hedging instruments as of September 30, 2017. The contracts are not speculative; rather, they are used to manage the Company’s exposure to foreign currency exchange rate fluctuations. The contracts expire in 24 months or less. Gains or losses on the contracts are recorded in foreign currency (gain) loss in the condensed consolidated statements of operations. Cash flows related to the foreign currency contracts are included in operating activities on the condensed consolidated statements of cash flows, except for the cash flows resulting from forwards designated as hedges of intercompany loans which are included in financing activities.

6. Debt
The Company's debt is comprised of the following:

	September 30, 2017
			Fair Value
(In millions)	Principal Balance	Carrying Value	Level 1	Level 2
ABL facility	$—	$—	$—	$—
Senior notes due 2023	535.0	527.7	560.4	—
Senior notes due 2022	1,600.0	1,582.2	1,686.6	—
Senior notes due 2021	590.3	584.4	619.8	—
Term loan facility	1,494.0	1,453.3	—	1,501.4
Senior debentures due 2034	300.0	202.3	299.9	—
Convertible senior notes	4.7	4.7	19.4	—
Euro private placement notes due 2020	14.2	15.2	—	14.8
Asset financing	95.8	95.8	92.6	—
Capital leases for equipment	165.4	165.4	—	165.4
Total debt	$4,799.4	$4,631.0	$3,278.7	$1,681.6
Current maturities of long-term debt	$90.0	$90.0
Long-term debt	$4,709.4	$4,541.0

	December 31, 2016
			Fair Value
(In millions)	Principal Balance	Carrying Value	Level 1	Level 2
ABL facility	$30.0	$30.0	$—	$30.0
Senior notes due 2023	535.0	527.1	560.4	—
Senior notes due 2022	1,600.0	1,579.9	1,689.4	—
Senior notes due 2021	527.1	520.7	546.0	—
Senior notes due 2018	265.8	267.1	274.0	—
Term loan facility	1,481.9	1,439.2	—	1,507.1
Senior debentures due 2034	300.0	200.8	241.6	—
Convertible senior notes	49.4	47.1	129.8	—
Euro private placement notes due 2020	12.6	13.7	—	14.0
Asset financing	145.0	145.0	145.0	—
Capital leases for equipment	97.4	97.4	—	97.4
Total debt	$5,044.2	$4,868.0	$3,586.2	$1,648.5
Current maturities of long-term debt	$138.9	$136.5
Long-term debt	$4,905.3	$4,731.5
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
The interest rate margin applicable to the New Term Loans was reduced from 2.25% to 1.25%, in the case of base rate loans, and from 3.25% to 2.25%, in the case of LIBOR loans and the LIBOR floor was reduced from 1.0% to 0%. The interest rate on the New Term Loans was 3.55% at September 30, 2017. The New Term Loans maturity date remains October 30, 2021. The refinancing resulted in a debt extinguishment charge of $8.3 million during the nine months ended September 30, 2017.
Redemption of Senior Notes due 2018
In August 2017, the Company redeemed all of its outstanding 7.25% senior notes due January 2018 (the “Notes”). The redemption price for the Notes was 102.168% of the principal amount of the Notes, plus accrued and unpaid interest to, but excluding, the date of redemption. The redemption was funded using cash on hand at the date of the redemption. The loss on debt extinguishment was approximately $5 million.
Convertible Senior Notes
During the nine months ended September 30, 2017, the Company issued an aggregate of approximately 2.7 million shares of the Company’s common stock to certain holders of the Convertible Senior Notes in connection with the conversion of $44.7 million aggregate principal amount of the Convertible Senior Notes. The conversions were allocated to long-term debt and equity in the amounts of $44.4 million and $44.8 million, respectively. A loss on conversion of $0.5 million was recorded as part of these transactions. Certain of these transactions represented induced conversions pursuant to which the Company paid the holder a market-based premium in cash. The negotiated market-based premiums, in addition to the difference between the current fair value and the book value of the Convertible Senior Notes, were reflected in interest expense.
7. Stockholders' Equity
In July 2017, the Company completed a registered underwritten offering of 11 million shares of its common stock at a public offering price of $60.50 per share, plus up to an additional 1.65 million shares of its common stock pursuant to an option granted to the underwriters to purchase additional shares of the Company’s common stock directly from the Company (the “Offering”). Of the 11 million shares of common stock, 5 million shares were offered directly by the Company and 6 million shares were offered in connection with forward sale agreements (the "Forward Sale Agreements") described below. The option granted to the underwriters expired unexercised. The Offering closed on July 25, 2017.
In connection with the Offering, the Company entered into separate Forward Sale Agreements with Morgan Stanley & Co. LLC and JPMorgan Chase Bank, National Association, London Branch (the "Forward Counterparties") pursuant to which the Company has agreed to sell, and each Forward Counterparty agreed to purchase, 3 million shares of the Company’s common stock (or 6 million shares of the Company common stock in the aggregate) subject to the terms and conditions of the Forward Sale Agreements, including the Company’s right to elect cash settlement or net share settlement. The initial forward price under each of the Forward Sale Agreements is $58.08 per share (which is the public offering price of our common stock, less the underwriting discount) and is subject to certain adjustments pursuant to the terms of the Forward Sale Agreements. Settlement of each of the Forward Sale Agreements must occur no later than one year after the closing of the Offering but may occur earlier at the option of the Company or, in certain circumstances described in the Forward Sale Agreements, at the option of the relevant Forward Counterparty. A Forward Counterparty’s decision to exercise its right to accelerate the Forward Sale Agreements entered into with it and to require the Company to settle the Forward Sale Agreements will be made irrespective of the Company’s interests, including the Company’s need for capital. The Company could be required to issue and deliver the Company’s common stock under the terms of the physical settlement provisions of the Forward Sale Agreements irrespective of the Company’s capital needs, which would result in dilution to the Company’s earnings per share and return on equity. The Forward Sales Agreements will be accounted for as equity instruments with subsequent changes in fair value not recognized as long as the contracts continue to be equity classified.
The Company received proceeds of $290.4 million ($287.6 million net of fees and expenses) from the sale of 5 million shares of common stock in the Offering. The Company has not received any proceeds from the sale of shares of its common stock by the Forward Counterparties pursuant to the Forward Sale Agreements. The Company used the net proceeds of the shares issued and sold by the Company in the Offering and expects to use any net proceeds received upon the settlement of the Forward Sale Agreements for general corporate purposes, which may include strategic acquisitions and the repayment or refinancing of outstanding indebtedness.

8. Legal and Regulatory Matters
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
Last Mile Logistics Classification Claims
Certain of the Company’s last mile logistics subsidiaries are party to several putative class action litigations brought by independent contract carriers who contracted with these subsidiaries in which the contract carriers assert that they should be classified as employees, rather than independent contractors. The particular claims asserted vary from case to case, but the claims generally allege unpaid wages, unpaid overtime, or failure to provide meal and rest periods, and seek reimbursement of the contract carriers’ business expenses. Putative class actions against the Company’s subsidiaries are pending in California (Fernando Ruiz v. Affinity Logistics Corp., filed in May 2005 in the Federal District Court, Southern District of California - the Company has reached an agreement to settle this litigation, which is subject to final Court approval; Ron Carter, Juan Estrada, Jerry Green, Burl Malmgren, Bill McDonald and Joel Morales v. XPO Logistics, Inc., filed in March 2016 in the Federal District Court, Northern District of California; Ramon Garcia v. Macy’s and XPO Logistics Inc., filed in July 2016 in Superior Court of the State of California, Alameda County; and Kevin Kramer v. XPO Logistics Inc., filed in September 2016 in Superior Court of the State of California, Alameda County); New Jersey (Leonardo Alegre v. Atlantic Central Logistics, Simply Logistics, Inc., filed in March 2015 in the Federal District Court, New Jersey - the Company has reached an agreement to settle this litigation, and the Court has approved the settlement); and Connecticut (Carlos Taveras v. XPO Last Mile, Inc., filed in November 2015 in the Federal District Court, Connecticut, - the Company reached an agreement to settle this litigation and the settlement has been paid). The Company believes that it has adequately accrued for the potential impact of loss contingencies relating to the foregoing claims that are probable and reasonably estimable. The Company is unable at this time to estimate the amount of the possible loss or range of loss, if any, in excess of its accrued liability that it may incur as a result of these claims given, among other reasons, that the number and identities of plaintiffs in these lawsuits are uncertain and the range of potential loss could be impacted substantially by future rulings by the courts involved, including on the merits of the claims.
Last Mile TCPA Claims
The Company is a party to a putative class action litigation (Leung v. XPO Logistics, Inc., filed in May 2015 in the U.S. District Court, Illinois) alleging violations of the Telephone Consumer Protection Act ("TCPA") related to an automated customer call system used by a last mile logistics business that the Company acquired. This matter is in the initial pleading stage and the court has not yet determined whether to certify the matter as a class action. The Company has reached an agreement to settle this matter, which is subject to final Court approval. The Company has accrued the full amount of the proposed settlement.
Less-Than-Truckload Meal Break Claims
The Company’s LTL subsidiary is a party to several class action litigations alleging violations of the state of California's wage and hour laws with respect to its driver employees. Plaintiffs allege failure to provide drivers with required meal breaks and rest breaks. Plaintiffs seek to recover unspecified monetary damages, penalties, interest and attorneys’ fees. The primary case is Jose Alberto Fonseca Pina, et al. v. Con-way Freight Inc., et al. (the "Pina case"). The Pina case was initially filed in November 2009 in Monterey County Superior Court and was removed to the U.S. District Court of California, Northern District. The Company has reached an agreement to settle the Pina case and the settlement has been approved by the Court. The Company has accrued the full amount of the proposed settlement.

9. Earnings Per Share
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2017	2016	2017	2016
Basic earnings per common share
Net income attributable to XPO	$62.5	$15.1	$135.7	$39.2
Cumulative preferred dividends	(0.7)	(0.7)	(2.2)	(2.2)
Non-cash allocation of undistributed earnings	(4.3)	(0.6)	(9.0)	(1.2)
Net income allocable to common shares, basic	$57.5	$13.8	$124.5	$35.8

Basic weighted-average common shares	117.5	110.3	113.5	110.0
Basic earnings per share	$0.49	$0.13	$1.10	$0.33

Diluted earnings per common share
Net income allocable to common shares, basic	$57.5	$13.8	$124.5	$35.8
Interest from Convertible Senior Notes	0.2	0.3	0.9	—
Net income allocable to common shares, diluted	$57.7	$14.1	$125.4	$35.8

Basic weighted-average common shares	117.5	110.3	113.5	110.0
Dilutive effect of Convertible Senior Notes	1.9	3.0	2.6	—
Dilutive effect of non-participating stock-based awards	10.4	9.6	10.1	9.2
Diluted weighted-average common shares	129.8	122.9	126.2	119.2

Diluted earnings per share	$0.44	$0.11	$0.99	$0.30

Potential common shares excluded	10.2	11.5	10.2	14.9
Certain shares were not included in the computation of diluted earnings per share because the effect was anti-dilutive.

10. Subsequent Events
In October 2017, XPO Logistics Europe SA (“XPO Logistics Europe”), in which the Company holds an 86.25% controlling interest, entered into a European trade receivables securitization program for an aggregate maximum amount of €270 million (approximately $315 million) for a term of three years co-arranged by Crédit Agricole and HSBC. Under the terms of the program, XPO Logistics Europe, or one of its wholly-owned subsidiaries in the United Kingdom or France, will sell trade receivables to XPO Collections Designated Activity Company Limited (“XCDAL”), a wholly-owned bankruptcy remote special purpose entity of XPO Logistics Europe. The receivables will be funded by senior variable funding notes denominated in the same currency as the corresponding receivables. XCDAL is considered a variable interest entity and will be consolidated by XPO Logistics Europe based on its control of the entity’s activities. The receivable balances under this program will be reported as accounts receivable on the Company’s consolidated balance sheet and the obligation to return the cash it receives will be included in the Company’s long-term debt.

The receivables securitization program provides additional liquidity to fund XPO Logistics Europe's operations. Borrowings under the program will bear interest at lenders’ cost of funds plus a margin of 1.05%. The receivables securitization program contains representations and warranties, affirmative and negative covenants, termination events, events of default, indemnities and other obligations on the part of XPO Logistics Europe, certain of its subsidiaries, and XCDAL which are customary for transactions of this nature.

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
Executive Summary
XPO Logistics, Inc., a Delaware corporation together with its subsidiaries ("XPO," the "Company," "we" or "our"), is a top ten global provider of cutting-edge supply chain solutions to the most successful companies in the world. The Company operates as a highly integrated network of people, technology and physical assets. We use our network to help our customers manage their goods more efficiently throughout their supply chains. As of September 30, 2017, we served more than 50,000 customers and operated with over 91,000 employees and 1,444 locations in 32 countries.
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
Our blended model of owned, contracted and brokered capacity gives us the flexibility to offer solutions that best serve the interests of our customers and the Company. As of September 30, 2017, globally, we had approximately 11,000 independent owner operators under contract to provide drayage, expedite, last mile and LTL services to our customers, and more than 50,000 independent brokered carriers representing approximately 1,000,000 trucks on the road.
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
In our Logistics segment, which we sometimes refer to as "supply chain" or "contract logistics," we provide a range of services, including highly engineered and customized solutions, value-added warehousing and distribution, cold chain solutions and other inventory management solutions. We perform e-commerce fulfillment, order personalization, reverse logistics, recycling, storage, factory support, aftermarket support, manufacturing, distribution, packaging and labeling, as well as supply chain optimization services such as production flow management and transportation management.
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
Our focus is on using innovation to differentiate our services and deliver tangible value to our customers and investors. We have built a highly scalable and integrated system on a cloud-based platform that speeds up innovation. Our global team of more than 1,600 IT professionals can deploy proprietary software very rapidly. We concentrate our efforts in the following areas of innovation: automation; visibility and customer service business-specific analytics; and far-reaching new capabilities.
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

XPO Logistics, Inc.
Consolidated Summary Financial Table

	Three Months Ended September 30,		Percent of Revenue		Change	Nine Months Ended September 30,		Percent of Revenue		Change
(In millions)	2017	2016	2017	2016	2017 vs. 2016	2017	2016	2017	2016	2017 vs. 2016
Revenue	$3,887.1	$3,713.8	100.0%	100.0%	4.7%	$11,186.9	$10,942.8	100.0%	100.0%	2.2%
Cost of transportation and services	2,042.7	2,008.4	52.6%	54.1%	1.7%	5,899.6	5,926.8	52.7%	54.2%	(0.5)%
Direct operating expense	1,258.7	1,153.4	32.4%	31.1%	9.1%	3,590.6	3,389.8	32.1%	31.0%	5.9%
SG&A expense	398.9	383.2	10.3%	10.3%	4.1%	1,211.3	1,224.7	10.8%	11.2%	(1.1)%
Operating income	186.8	168.8	4.8%	4.5%	10.7%	485.4	401.5	4.3%	3.7%	20.9%
Other income	(6.7)	(1.1)	(0.2)%	—%	509.1%	(6.0)	(6.7)	(0.1)%	(0.1)%	(10.4)%
Foreign currency loss (income)	15.0	(0.3)	0.4%	—%	(5,100.0)%	53.9	1.8	0.5%	—%	2,894.4%
Debt extinguishment loss	4.6	53.2	0.1%	1.4%	(91.4)%	13.6	53.2	0.1%	0.5%	(74.4)%
Interest expense	72.5	93.0	1.9%	2.5%	(22.0)%	222.4	280.8	2.0%	2.6%	(20.8)%
Income before income tax provision	101.4	24.0	2.6%	0.6%	322.5%	201.5	72.4	1.8%	0.7%	178.3%
Income tax provision	30.4	2.7	0.8%	0.1%	1,025.9%	48.4	20.0	0.4%	0.2%	142.0%
Net income	$71.0	$21.3	1.8%	0.6%	233.3%	$153.1	$52.4	1.4%	0.5%	192.2%
Consolidated Results
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Revenue for the third quarter of 2017 increased 4.7% to $3,887.1 million as compared to the same period in 2016. The increase was primarily driven by growth in our European contract logistics business, mid-single digit improvement in LTL weight per day, accelerating growth in North American brokerage operations, and mid-teens growth in Last Mile revenue. These items were partially offset by the October 2016 divestiture of our North American truckload operation, which had revenue of $131.8 million in the third quarter of 2016.
Cost of transportation and services represents the cost of providing or procuring freight transportation services for our customers, and includes salaries paid to employee drivers in our full truckload and LTL businesses, as well as commissions paid to independent station owners in our global forwarding business.
Cost of transportation and services for the third quarter of 2017 was $2,042.7 million, or 52.6% of revenue, compared to $2,008.4 million, or 54.1% of revenue, in the third quarter of 2016. The reduction as a percentage of revenue was primarily driven by the divestiture of our North American truckload operation and a lower mix of managed transportation in North American Supply Chain, partially offset by higher third-party transportation costs in freight brokerage and intermodal operations.
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
Direct operating expense for the third quarter of 2017 was $1,258.7 million, or 32.4% of revenue, compared to $1,153.4 million, or 31.1% of revenue, in the third quarter of 2016. The increase as a percentage of revenue was primarily driven by higher benefits and temporary labor expense to support growth in our contract logistics business.
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

SG&A for the third quarter of 2017 was $398.9 million, or 10.3% of revenue, compared to $383.2 million, or 10.3% of revenue, in the third quarter of 2016. SG&A expense as a percentage of revenue was flat, which primarily reflects the benefit of cost-saving actions initiated in 2016 and lower professional fees and consulting costs, which were offset by higher purchased services.
Foreign currency loss (income) for the third quarter of 2017 was $15.0 million as compared to $(0.3) million in the third quarter of 2016. The loss for the third quarter of 2017 primarily relates to unrealized losses on the Company's foreign currency option and forward contracts and was primarily due to the strengthening of the Euro and the British Pound relative to the U.S. dollar. For additional information on the Company's foreign currency option and forward contracts, see Note 5—Derivative Instruments of the condensed consolidated financial statements.
Debt extinguishment loss for third quarter of 2017 of $4.6 million related to the redemption of the Senior Notes due 2018. See Liquidity and Capital Resources below for further information. The debt extinguishment loss for the third quarter of 2016 of $53.2 million related to the redemption of the Senior Notes due 2019 in September 2016.
Interest expense decreased to $72.5 million in the third quarter of 2017, from $93.0 million in the third quarter of 2016. The decrease in interest expense is consistent with the year-over-year reduction in average total indebtedness of approximately 10% and also reflects the lower rates attributable to our recent refinancings. The reduction in average total indebtedness reflects the benefit of utilizing the proceeds from the sale of our North American Truckload operation in October 2016 to repurchase $555.0 million of outstanding indebtedness.
Our effective income tax rates for the third quarter of 2017 and 2016 were 30.0% and 11.3%, respectively. The effective tax rate for the third quarter of 2017 was based on forecasted full year effective tax rates, adjusted for discrete items that occurred within the period presented. There was no material net effective tax rate impact related to discrete items. The third quarter of 2016 effective tax rate was impacted by $10 million of discrete tax benefits primarily associated with change in reserve for uncertain tax positions and deferred tax asset revaluations.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Revenue for the first nine months of 2017 increased 2.2% to $11,186.9 million as compared to the same period in 2016. The increase was primarily driven by growth in our European contract logistics business, improvement in LTL weight per day, and mid-teens growth in North American brokerage and Last Mile operations. These items were partially offset by the October 2016 divestiture of our North American truckload operation, which had revenue of $394.0 million in the nine months ended September 30, 2016.
Cost of transportation and services for the first nine months of 2017 was $5,899.6 million, or 52.7% of revenue, compared to $5,926.8 million, or 54.2% of revenue, in the first nine months of 2016. The reduction as a percentage of revenue was primarily driven by a lower mix of managed transportation in North American Supply Chain, partially offset by higher third-party transportation costs in freight brokerage and intermodal operations.
Direct operating expense for the first nine months of 2017 was $3,590.6 million, or 32.1% of revenue, compared to $3,389.8 million, or 31.0% of revenue, in the first nine months of 2016. The increase as a percentage of revenue was primarily driven by higher benefits and temporary labor expense to support growth in our contract logistics business.
SG&A for the first nine months of 2017 was $1,211.3 million, or 10.8% of revenue, compared to $1,224.7 million, or 11.2% of revenue, in the first nine months of 2016. The improvement in SG&A expense as a percentage of revenue for the nine-months ended September 30, 2017 primarily reflects the benefit of cost-saving actions initiated in 2016 and lower professional fees and consulting costs.
Foreign currency loss for the first nine months of 2017 was $53.9 million as compared to $1.8 million in the first nine months of 2016. The loss for the first nine months of 2017 primarily relates to unrealized losses on the Company's foreign currency option and forward contracts and was primarily due to the strengthening of the Euro and the British Pound relative to the U.S. dollar.
Debt extinguishment loss for the first nine months of 2017 relates to the refinancing of the Company's Term Loan facility and Senior Notes due 2018. As discussed further below (see Liquidity and Capital Resources), the Company incurred a $13.6 million charge in the aggregate related to these refinancings. The debt extinguishment loss for the first nine months of 2016 of $53.2 million related to the redemption of the Senior Notes due 2019 in September 2016.
Interest expense decreased to $222.4 million in the first nine months of 2017, from $280.8 million in the first nine months of 2016. The decrease in interest expense is consistent with the year-over-year reduction in average total indebtedness of approximately 10% and also reflects the lower rates attributable to our recent refinancings. The reduction in average total indebtedness reflects the benefit of utilizing the proceeds from the sale of our North American Truckload operation in October 2016 to repurchase $555.0 million of outstanding indebtedness.
Our effective income tax rates for the first nine months of 2017 and 2016 were 24.0% and 27.6%, respectively. The effective tax rate for the first nine months of 2017 was impacted primarily by $9.8 million of tax benefits associated with share-based payment arrangements, $3.1 million of tax benefits associated with deferred tax asset revaluations, $3.3 million of tax benefits associated with the release of valuation allowance on state tax matters, and $2.5 million of tax benefits associated with research and development tax credits. The effective tax rate for the first nine months of 2016 was impacted by $12.4 million of discrete tax benefits primarily associated with change in reserve for uncertain tax positions and deferred tax asset revaluations.
Transportation
Summary Financial Table

	Three Months Ended September 30,		Percent of Revenue		Change	Nine Months Ended September 30,		Percent of Revenue		Change
(In millions)	2017	2016	2017	2016	2017 vs. 2016	2017	2016	2017	2016	2017 vs. 2016
Revenue	$2,469.8	$2,409.1	100.0%	100.0%	2.5%	$7,152.2	$7,125.4	100.0%	100.0%	0.4%
Cost of transportation and services	1,776.8	1,733.0	71.9%	71.9%	2.5%	5,119.7	5,096.0	71.6%	71.5%	0.5%
Direct operating expense	300.4	294.4	12.2%	12.2%	2.0%	884.5	904.6	12.4%	12.7%	(2.2)%
SG&A expense
Salaries & benefits	132.3	138.3	5.4%	5.7%	(4.3)%	393.8	428.3	5.5%	6.0%	(8.1)%
Other SG&A expense	38.1	43.3	1.5%	1.8%	(12.0)%	126.2	110.9	1.8%	1.6%	13.8%
Purchased services	36.5	34.5	1.5%	1.4%	5.8%	99.3	111.5	1.4%	1.6%	(10.9)%
Depreciation & amortization	40.5	40.2	1.6%	1.7%	0.7%	122.7	120.1	1.7%	1.7%	2.2%
Total SG&A expense	247.4	256.3	10.0%	10.6%	(3.5)%	742.0	770.8	10.4%	10.8%	(3.7)%
Operating income	$145.2	$125.4	5.9%	5.2%	15.8%	$406.0	$354.0	5.7%	5.0%	14.7%
Note: Total depreciation and amortization for the Transportation segment included in cost of transportation and services, direct operating expense and SG&A was $111.7 million and $114.8 million for the three months ended September 30, 2017 and 2016, respectively, and $329.3 million and $341.9 million for the nine months ended September 30, 2017 and 2016, respectively.
Transportation
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Revenue in our Transportation segment increased 2.5% to $2,469.8 million in the third quarter of 2017 compared to $2,409.1 million in the third quarter of 2016. The increase was primarily driven by mid-teens revenue growth in our U.S. last mile service offering; growth in U.S. freight brokerage; and a 5.6% year-on-year increase in weight per day within our U.S. LTL business, partially offset by the divestiture of our North American truckload operations, which had revenue of $131.8 million in the third quarter of 2016 and lower revenue in global forwarding.
Cost of transportation and services for the third quarter of 2017 was $1,776.8 million, or 71.9% of revenue, compared to $1,733.0 million, or 71.9% of revenue, in the third quarter of 2016. The cost as a percentage of revenue was flat compared to the third quarter of 2016 as the divestiture of our North American truckload operations was offset by the increased cost of third party transportation in brokerage and intermodal operations.
Direct operating expense for the third quarter of 2017 was $300.4 million, or 12.2% of revenue, compared to $294.4 million, or 12.2% of revenue, in the third quarter of 2016. Cost savings initiatives and improved dock efficiency largely offset increased payroll and benefits expense in the U.S. LTL business.
SG&A decreased to $247.4 million in the third quarter of 2017 from $256.3 million in the third quarter of 2016. As a percentage of revenue, SG&A decreased from 10.6% in the third quarter of 2016 to 10.0% in the third quarter of 2017, reflecting improved technology-enabled labor efficiencies in North American brokerage and intermodal operations, as well as cost-discipline within European Transport operations.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Revenue in our Transportation segment increased 0.4% to $7,152.2 million in the first nine months of 2017 compared to $7,125.4 million in the first nine months of 2016. The increase was primarily driven by mid-teens revenue growth in our U.S. last mile service offering; growth in U.S. freight brokerage; and a 5.8% increase in weight per day within our U.S. LTL business. The impact of these items was partially offset by the divestiture of our North American truckload operations, which had revenue of $394.0 million in the nine months ended September 30, 2016, and lower revenue in global forwarding.

Cost of transportation and services for the first nine months of 2017 was $5,119.7 million, or 71.6% of revenue, compared to $5,096.0 million, or 71.5% of revenue, in the first nine months of 2016. Increased cost of third party transportation in brokerage and intermodal operations and higher fuel expenses were partially offset by line-haul savings in LTL.
Direct operating expense for the first nine months of 2017 was $884.5 million, or 12.4% of revenue, compared to $904.6 million, or 12.7% of revenue, in the first nine months of 2016. The improvement as a percentage of revenue was driven primarily by cost savings initiatives and improved dock efficiency in the U.S. LTL business.
SG&A decreased to $742.0 million in the first nine months of 2017 from $770.8 million in the first nine months of 2016. As a percentage of revenue, SG&A decreased from 10.8% in the first nine months of 2016 to 10.4% in the first nine months of 2017 reflecting technology-enabled labor efficiencies in our North American brokerage and intermodal operations.
Logistics
Summary Financial Table

	Three Months Ended September 30,		Percent of Revenue		Change	Nine Months Ended September 30,		Percent of Revenue		Change
(In millions)	2017	2016	2017	2016	2017 vs. 2016	2017	2016	2017	2016	2017 vs. 2016
Revenue	$1,458.8	$1,347.0	100.0%	100.0%	8.3%	$4,154.1	$3,939.7	100.0%	100.0%	5.4%
Cost of transportation and services	305.2	316.7	20.9%	23.5%	(3.6)%	894.7	950.1	21.5%	24.1%	(5.8)%
Direct operating expense	959.3	859.2	65.8%	63.8%	11.7%	2,706.3	2,485.8	65.1%	63.1%	8.9%
SG&A expense
Salaries & benefits	64.9	50.8	4.4%	3.8%	27.8%	188.8	174.6	4.5%	4.4%	8.1%
Other SG&A expense	10.0	6.4	0.7%	0.5%	56.3%	47.3	43.1	1.1%	1.1%	9.7%
Purchased services	21.7	17.8	1.5%	1.3%	21.9%	66.4	63.0	1.6%	1.6%	5.4%
Depreciation & amortization	20.3	20.8	1.4%	1.5%	(2.4)%	61.7	64.8	1.5%	1.6%	(4.8)%
Total SG&A expense	116.9	95.8	8.0%	7.1%	22.0%	364.2	345.5	8.8%	8.8%	5.4%
Operating income	$77.4	$75.3	5.3%	5.6%	2.8%	$188.9	$158.3	4.5%	4.0%	19.3%
Note: Total depreciation and amortization for the Logistics segment included in cost of transportation and services, direct operating expense and SG&A was $54.9 million and $46.5 million for the three months ended September 30, 2017 and 2016, respectively, and $155.1 million and $142.2 million for the nine months ended September 30, 2017 and 2016, respectively.
Logistics
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Revenue in our Logistics segment increased by 8.3% to $1,458.8 million in the third quarter of 2017 compared to $1,347.0 million in the third quarter of 2016. The increase in revenue was primarily driven by strong demand for contract logistics both in Europe and North America, partially offset by a decline in managed transportation revenue in North America. European logistics revenue growth reflected a significant benefit from new contract starts, notably with e-commerce and cold chain customers in the United Kingdom, Spain and the Netherlands. In North America, the largest gains came from the e-commerce and industrial sectors.
Cost of transportation and services for the third quarter of 2017 was $305.2 million, or 20.9% of revenue, compared to $316.7 million, or 23.5% of revenue, in the third quarter of 2016. The 3.6% reduction relative to the third quarter of 2016 was primarily driven by the lower cost of third party transportation in the managed transportation operations of North American supply chain, consistent with lower volumes of business.
Direct operating expense in the third quarter of 2017 was $959.3 million, or 65.8% as a percentage of revenue, compared to $859.2 million, or 63.8% as a percentage of revenue, in the third quarter of 2016. The 11.7% increase relative to the third quarter of 2016 was primarily driven by higher payroll and temporary labor costs related to new contract startups.
SG&A increased to $116.9 million in the third quarter of 2017 from $95.8 million in the third quarter of 2016. As a percentage of revenue, SG&A increased to 8.0% in the third quarter of 2017 from 7.1% in the third quarter of 2016 due to higher benefits costs and higher purchased services related to more IT spending to support growth in Europe.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Revenue in our Logistics segment increased by 5.4% to $4,154.1 million in the first nine months of 2017 compared to $3,939.7 million in the first nine months of 2016. The increase in revenue was primarily driven by strong demand for contract logistics in both Europe and North America, partially offset by a decline in managed transportation revenue. European logistics revenue growth reflected a significant benefit from new contract starts, notably with e-commerce and cold chain customers in the United Kingdom, Italy and the Netherlands.
Cost of transportation and services for the first nine months of 2017 was $894.7 million, or 21.5% of revenue, compared to $950.1 million, or 24.1% of revenue, in the first nine months of 2016. The 5.8% reduction relative to the first nine months of 2016 was primarily driven by the lower cost of third party transportation in the managed transportation operations of North American supply chain, consistent with lower volumes of business.
Direct operating expense in the first nine months of 2017 was $2,706.3 million, or 65.1% as a percentage of revenue, compared to $2,485.8 million, or 63.1% as a percentage of revenue, in the first nine months of 2016. The 8.9% increase relative to the first nine months of 2016 was primarily driven by higher temporary labor costs related to new contract startups.
SG&A increased to $364.2 million in the first nine months of 2017 from $345.5 million in the first nine months of 2016. As a percentage of revenue, SG&A was flat at 8.8%. The 5.4% increase relative to the first nine months of 2016 was primarily driven by higher payroll and benefits to support new contract starts.
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
Our principal existing sources of cash are cash generated from operations and borrowings available under the Second Amended and Restated Revolving Loan Credit Agreement (the "ABL Facility"). As of September 30, 2017, we had cash and cash equivalents of $473.1 million and availability under the ABL Facility of $608.5 million. Availability under the ABL Facility is based on a borrowing base of $857.0 million, as well as outstanding letters of credit of $248.5 million, respectively.
We continually evaluate our liquidity requirements, capital needs and the availability of capital resources based on our operating needs and our planned growth initiatives. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months.

Equity Offering
In July 2017, the Company completed a registered underwritten offering of 11 million shares of its common stock at a public offering price of $60.50 per share, plus up to an additional 1.65 million shares of its common stock pursuant to an option granted to the underwriters to purchase additional shares of the Company’s common stock directly from the Company (the “Offering”). Of the 11 million shares of common stock, 5 million shares were offered directly by the Company and 6 million shares were offered in connection with forward sale agreements (the "Forward Sale Agreements") described below. The option granted to the underwriters expired unexercised. The Offering closed on July 25, 2017.
In connection with the Offering, the Company entered into separate Forward Sale Agreements with Morgan Stanley & Co. LLC and JPMorgan Chase Bank, National Association, London Branch (the "Forward Counterparties") pursuant to which the Company has agreed to sell, and each Forward Counterparty agreed to purchase, 3 million shares of the Company’s common stock (or 6 million shares of the Company common stock in the aggregate) subject to the terms and conditions of the Forward Sale Agreements, including the Company’s right to elect cash settlement or net share settlement. The initial forward price under each of the Forward Sale Agreements is $58.08 per share (which is the public offering price of our common stock, less the underwriting discount) and is subject to certain adjustments pursuant to the terms of the Forward Sale Agreements. Settlement of each of the Forward Sale Agreements must occur no later than one year after the closing of the Offering but may occur earlier at the option of the Company or, in certain circumstances described in the Forward Sale Agreements, at the option of the relevant Forward Counterparty. A Forward Counterparty’s decision to exercise its right to accelerate the Forward Sale Agreements entered into with it and to require the Company to settle the Forward Sale Agreements will be made irrespective of the Company’s interests, including the Company’s need for capital. The Company could be required to issue and deliver the Company’s common stock under the terms of the physical settlement provisions of the Forward Sale Agreements irrespective of the Company’s capital needs, which would result in dilution to the Company’s earnings per share and return on equity.
The Company received proceeds of $290.4 million ($287.6 million net of fees and expenses) from the sale of 5 million shares of common stock in the Offering. The Company has not received any proceeds from the sale of shares of its common stock by the Forward Counterparties pursuant to the Forward Sale Agreements. The Company used the net proceeds of the shares issued and sold by the Company in the Offering and expects to use any net proceeds received upon the settlement of the Forward Sale Agreements for general corporate purposes, which may include strategic acquisitions and the repayment or refinancing of outstanding indebtedness.

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
The interest rate margin applicable to the New Term Loans was reduced from 2.25% to 1.25%, in the case of base rate loans, and from 3.25% to 2.25%, in the case of LIBOR loans and the LIBOR floor was reduced from 1.0% to 0%. The interest rate on the New Term Loans was 3.55% at September 30, 2017. The New Term Loans maturity will remain October 30, 2021. The refinancing resulted in an extinguishment charge of $8.3 million in the nine months ended September 30, 2017. The Company expects annual cash interest savings of approximately $15 million per year related to the refinancing.
Redemption of Senior Notes due 2018
In August 2017, the Company redeemed all of its outstanding 7.25% senior notes due January 2018 (the “Notes”). The redemption price for the Notes was 102.168% of the principal amount of the Notes, plus accrued and unpaid interest to, but excluding, the date of redemption. The redemption was funded using cash on hand at the date of the redemption. The loss on debt extinguishment was approximately $5 million.
Loan Covenants and Compliance
As of September 30, 2017, we were in compliance with the covenants and other provisions of the ABL Facility, the New Term Loans, the senior notes due 2021, 2022 and 2023 (collectively the "Senior Notes"), and the other applicable indentures. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
Sources and Uses of Cash
During the nine months ended September 30, 2017, we: (i) generated cash from operating activities of $524.7 million, (ii) generated proceeds from sales of assets of $59.6 million and (iii) received proceeds of $287.6 million from our common stock offering. We used cash during this period principally to (i) purchase property and equipment of $389.9 million, (ii) redeem our Senior Notes due 2018 for $271.5 million, (iii) make payments on long-term debt and capital leases of $80.9 million, (iv) make repayments, net of advances, on our ABL Facility of $30.0 million, (v) make payments for tax withholdings on restricted shares of $15.2 million and (vi) make payments for debt issuance costs of $12.8 million in connection with the refinancing of our Term Loan facility.
During the nine months ended September 30, 2016, we: (i) generated cash from operating activities of $404.6 million, (ii) generated proceeds from sales of assets of $57.9 million, and (iii) received proceeds, net of repurchases, of $43.6 million on our debt. We used cash during this period principally to (i) purchase property and equipment of $318.5 million (ii) make payments on long-term debt and capital leases of $126.4 million and (iii) make payments for debt issuance costs of $24.9 million.
Off-Balance Sheet Arrangements
The Company guarantees the lease payments of certain tractor and trailer equipment utilized by subcontract carriers. These guarantees continue through the end of the lease of the equipment, which is typically four years. The maximum amount of the guarantee is limited to the amount of unpaid principal and interest. As of September 30, 2017, the maximum amount of these guarantees was approximately $18.0 million.
New Accounting Standards
Information related to new accounting standards is included in Note 1—Organization, Description of Business and Basis of Presentation to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We have a significant proportion of our net assets and income in non-U.S. dollar currencies, primarily the EUR and GBP. We are exposed to currency risk from the potential changes in functional currency values of our foreign currency denominated assets, liabilities and cash flows. Consequently, a depreciation of the EUR and GBP relative to the U.S. dollar could have an adverse impact on our financial results. In order to mitigate against the risk of a reduction in the value of foreign currency from the Company’s international operations, the Company uses foreign currency option and forward contracts and gains or losses on these contracts are recorded in foreign currency gain/loss in the condensed consolidated statements of operations. See Note 5—Derivative Instruments for further information.
There have been no material changes to our quantitative and qualitative disclosures about market risk during the nine months ended September 30, 2017 as compared to the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents

Part II—Other Information
Item 1. Legal Proceedings.
For information related to our legal proceedings, please refer to "Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 and Note 8—Legal and Regulatory Matters of Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, as updated in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, which could materially affect our business, financial condition, or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the quarter ended September 30, 2017, the Company issued an aggregate of 2.0 million shares of the Company's common stock, par value $0.001 per share, to certain holders of the Company's Convertible Senior Notes in connection with the conversion of $33.7 million aggregate principal amount of the Convertible Senior Notes. The number of shares of our common stock issued in the foregoing transactions equals the number of shares of our common stock presently issuable to holders of the Convertible Senior Notes upon conversion under the original terms of the Convertible Senior Notes. During the quarter ended September 30, 2017, pursuant to the Investment Agreement dated as of June 13, 2011 (the “Investment Agreement”) by and among Jacobs Private Equity, LLC (“JPE”) and the other investors party thereto (collectively with JPE, the “Investors”) the Company issued 17,799 unregistered shares of its common stock as a result of the cashless exercise of warrants by certain shareholders and 11,429 unregistered shares of its common stock as a result of the exercise of warrants by certain shareholders for cash resulting in the receipt of $80,003 of total proceeds by the Company. The proceeds received by the Company will be used for general corporate purposes. The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933, as amended, in accordance with Section 4(a)(2) thereof, as a transaction by an issuer not involving any public offering. For additional information on the Company's Convertible Senior Notes, refer to Note 9—Debt, of Item 8, "Financial Statements and Supplementary Data" in our 2016 Annual Report on Form 10-K and Note 6—Debt of Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

10.1
Forward Sale Agreement, dated July 19, 2017, by and between the Company and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 25, 2017).

10.2
Forward Sale Agreement, dated July 19, 2017, by and between the Company and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 1.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 25, 2017).

10.3
Amendment No. 1 to Second Amended and Restated Revolving Loan Credit Agreement, dated as of July 19, 2017, by and among the Company and certain subsidiaries signatory thereto, Morgan Stanley Senior Funding, Inc., as agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 25, 2017).

31.1
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017.

31.2
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017.

32.1 *
Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017.

32.2 *
Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017.

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
Date: November 6, 2017