Form 10-Q
period 2018-03-31
XPO Logistics, Inc.
filed 2018-05-07
CIK 1166003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
Form 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number: 001-32172
___________________________________________
XPO Logistics, Inc.
(Exact name of registrant as specified in its charter)
___________________________________________

Delaware	03-0450326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Five American Lane Greenwich, CT	06831
(Address of principal executive offices)	(Zip code)
(855) 976-6951
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
___________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 27, 2018, there were 120,645,107 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

XPO Logistics, Inc.
Form 10-Q

Part I—Financial Information
Item 1. Financial Statements.
XPO Logistics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(In millions, except per share data)	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$380.0	$396.9
Accounts receivable, net of allowances of $44.8 and $42.4, respectively	2,858.4	2,725.3
Other current assets	567.1	465.7
Total current assets	3,805.5	3,587.9
Property and equipment, net of $1,239.1 and $1,109.5 in accumulated depreciation, respectively	2,725.5	2,663.7
Goodwill	4,627.4	4,563.6
Identifiable intangible assets, net of $604.7 and $559.5 in accumulated amortization, respectively	1,410.4	1,435.3
Other long-term assets	392.5	351.1
Total long-term assets	9,155.8	9,013.7
Total assets	$12,961.3	$12,601.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,214.3	$1,250.7
Accrued expenses	1,501.8	1,525.8
Current maturities of long-term debt	90.0	103.7
Other current liabilities	206.0	116.9
Total current liabilities	3,012.1	2,997.1
Long-term debt	4,612.1	4,417.5
Deferred tax liability	416.1	418.8
Employee benefit obligations	163.6	162.1
Other long-term liabilities	652.5	596.1
Total long-term liabilities	5,844.3	5,594.5
Stockholders’ equity:
Convertible perpetual preferred stock, $0.001 par value; 10.0 shares authorized; 0.07 of Series A shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	41.2	41.2
Common stock, $0.001 par value; 300.0 shares authorized; 120.6 and 119.9 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	0.1	0.1
Additional paid-in capital	3,558.3	3,590.0
Retained earnings (accumulated deficit)	32.6	(42.6)
Accumulated other comprehensive income	48.5	15.7
Total stockholders' equity before noncontrolling interests	3,680.7	3,604.4
Noncontrolling interests	424.2	405.6
Total equity	4,104.9	4,010.0
Total liabilities and equity	$12,961.3	$12,601.6
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2018	2017
Revenue	$4,191.5	$3,539.5
Operating expenses
Cost of transportation and services	2,224.6	1,888.0
Direct operating expense	1,375.7	1,146.0
Sales, general and administrative expense	450.2	401.7
Total operating expenses	4,050.5	3,435.7
Operating income	141.0	103.8
Other expense (income)	(19.6)	(6.5)
Foreign currency loss	12.0	10.6
Debt extinguishment loss	10.3	9.0
Interest expense	59.4	75.6
Income before income tax benefit	78.9	15.1
Income tax benefit	(0.2)	(9.8)
Net income	79.1	24.9
Net income attributable to noncontrolling interests	(6.5)	(3.6)
Net income attributable to XPO	$72.6	$21.3

Earnings per share data:
Net income attributable to common shareholders	$66.9	$19.5

Basic earnings per share	$0.56	$0.18
Diluted earnings per share	$0.50	$0.16

Weighted-average common shares outstanding
Basic weighted-average common shares outstanding	120.2	111.4
Diluted weighted-average common shares outstanding	133.4	124.4
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(In millions)	2018	2017
Net income	$79.1	$24.9

Other comprehensive income (loss), net of tax
Foreign currency translation gain, net of tax effect of $18.3 and $-	$44.9	$32.6
Unrealized gain (loss) on financial assets/liabilities designated as hedging instruments, net of tax effect of $(3.6) and $1.5	0.3	(1.5)
Defined benefit plans adjustments, net of tax effect of $0.1 and $-	(0.3)	0.6
Other comprehensive income	44.9	31.7
Comprehensive income	$124.0	$56.6
Less: Comprehensive income attributable to noncontrolling interests	(18.6)	(9.1)
Comprehensive income attributable to XPO	$105.4	$47.5
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2018	2017
Operating activities
Net income	$79.1	$24.9
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	170.9	157.4
Stock compensation expense	22.1	15.3
Accretion of debt	4.2	4.6
Deferred tax expense (benefit)	7.2	(4.5)
Loss on extinguishment of debt	10.3	9.0
Unrealized loss on foreign currency option and forward contracts	3.5	11.9
Other	(28.4)	6.4
Changes in assets and liabilities:
Accounts receivable	(100.4)	(15.2)
Other assets	(89.9)	(52.6)
Accounts payable	(54.6)	(56.2)
Accrued expenses and other liabilities	(43.4)	(85.5)
Cash flows (used) provided by operating activities	(19.4)	15.5
Investing activities
Payment for purchases of property and equipment	(142.1)	(122.4)
Proceeds from sale of assets	10.4	20.5
Cash flows used by investing activities	(131.7)	(101.9)
Financing activities
Proceeds from issuance of long-term debt	904.6	523.5
Repurchase of debt	(812.4)	(511.4)
Proceeds from borrowings on ABL facility	390.0	180.0
Repayment of borrowings on ABL facility	(330.0)	(110.0)
Repayment of long-term debt and capital leases	(37.3)	(29.2)
Payment for debt issuance costs	(6.4)	(8.9)
Change in bank overdrafts	55.7	20.4
Payment for tax withholdings for restricted shares	(40.1)	(10.4)
Dividends paid	(0.7)	(0.7)
Other	2.6	0.3
Cash flows provided by financing activities	126.0	53.6
Effect of exchange rates on cash, cash equivalents and restricted cash	8.5	2.0
Net decrease in cash, cash equivalents and restricted cash	(16.6)	(30.8)
Cash, cash equivalents and restricted cash, beginning of period	449.0	399.8
Cash, cash equivalents and restricted cash, end of period	$432.4	$369.0
Supplemental disclosure of cash flow information:
Cash paid for interest	$42.5	$48.5
Cash paid for income taxes	$3.3	$18.9
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization, Description of Business and Basis of Presentation
XPO Logistics, Inc. and its subsidiaries (“XPO” or the “Company”) use an integrated network of people, technology and physical assets to help customers manage their goods more efficiently throughout their supply chains. The Company’s customers are multinational, national, mid-size and small enterprises. XPO runs its business on a global basis, with two reportable segments: Transportation and Logistics. See Note 2—Segment Reporting for further information on the Company’s segments.
The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with the accounting policies described in its annual report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”), except as described herein, and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the 2017 Form 10-K.
In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of financial condition, operating results and cash flows for the interim periods presented have been made. Interim results of operations are not necessarily indicative of the results of the full year. Certain reclassifications have been made to prior year’s Condensed Consolidated Financial Statements to conform to the current year’s presentation.
Cash, Cash Equivalents and Restricted Cash
At March 31, 2018 and December 31, 2017, the total amount of restricted cash included in Other long-term assets on the Condensed Consolidated Balance Sheets was approximately $52.4 million and $52.1 million, respectively. Restricted cash primarily consists of tax-deferred proceeds from a property sale in 2017. In accordance with the adoption of Accounting Standards Update (“ASU”) 2016-18, as discussed below, restricted cash was included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017.
Fair Value Measurements
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures,” defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and classifies the inputs used to measure fair value into the following hierarchy:

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
The fair value estimates are based upon certain market assumptions and information available to management. The carrying values of the following financial instruments approximated their fair values as of March 31, 2018 and December 31, 2017: cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and current maturities of long-term debt. Fair values approximate carrying values for these financial instruments since they are short-term in nature or are receivable or payable on demand. The Level 1 cash equivalents include money market funds valued using quoted prices in active markets and cash collected on receivables which collateralize borrowings related to the Company’s European trade securitization program (see Note 6—Debt). The Level 2 cash equivalents include short-term investments valued using published interest rates for instruments with similar terms and maturities. For information regarding the fair value hierarchy of the Company’s derivative instruments and financial liabilities, refer to Note 5—Derivative Instruments and Note 6—Debt, respectively.
The following table summarizes the fair value hierarchy of cash equivalents:

	As of March 31, 2018
(In millions)	Carrying Value	Fair Value	Level 1	Level 2
Cash equivalents	$30.7	$30.7	$15.6	$15.1

	As of December 31, 2017
(In millions)	Carrying Value	Fair Value	Level 1	Level 2
Cash equivalents	$37.8	$37.8	$22.1	$15.7
Adoption of New Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue (Topic 606): “Revenue from Contracts with Customers.” Topic 606 includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As discussed further in Note 3—Revenue Recognition, the Company adopted Topic 606 on January 1, 2018.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): “Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force).” This ASU addresses eight specific cash flow classification issues with the objective of reducing diversity in practice. Under the new standard, cash payments for debt prepayments or debt extinguishment costs should be classified as outflows for financing activities. Additional cash flow issues covered under the standard include: settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The Company adopted this standard on January 1, 2018. Adoption was on a prospective basis and did not have a material effect on its Condensed Consolidated Statements of Cash Flows.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): “Restricted Cash.” This ASU requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. The Company adopted this standard on January 1, 2018 and applied its provisions retrospectively. The adoption of this standard decreased cash flows provided by operating activities by approximately $14 million and decreased cash flows used by investing activities by approximately $40 million on the Consolidated Statement of Cash Flows for the year ended December 31, 2017.
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The ASU changes how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the cost of the benefits in the Condensed Consolidated Statements of Operations. This cost, commonly referred to as the “net periodic benefit cost,” is comprised of several components that reflect different aspects of the arrangement with the employee, including the effect of the related funding. Previously, the Company aggregated the various components of the net periodic benefit cost (including interest cost and the expected return on plan assets) for presentation purposes and included these costs within Operating income in the Condensed Consolidated Statements of Operations. Under the new guidance, these costs are presented below Operating income. The Company adopted the standard on January 1, 2018 and recast prior periods to reflect the new presentation. The adoption of the standard had no impact on Net income. The amount of net periodic benefit income included in Other expense (income) was $18.5 million and $9.8 million in the first quarters of 2018 and 2017, respectively.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): “Scope of Modification Accounting.” This ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under the new standard, modification accounting applies unless all the following conditions are met: (i) the fair value of the modified award is the same as the fair value of the original award immediately before the modification, (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the modification, and (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. Generally speaking, modification accounting requires an entity to calculate and recognize the incremental fair value of the modified award as compensation cost on the date of modification (for a vested award) or over the remaining service period (for an unvested award). The impact of this guidance, which was applied prospectively on January 1, 2018, is dependent on future modifications, if any, to the Company’s share-based payment awards.
In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): “Amendments to Securities and Exchange Commission (“SEC”) Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.” The ASU amends ASC 740 to provide further guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the “Tax Act”), and allows for the recognition of provisional amounts in the event that a company does not have the necessary information available, prepared, or analyzed to finalize its accounting under ASC 740. ASU 2018-05 allows for adjustments to provisional amounts in multiple reporting periods during the allowable one-year measurement period from the Tax Act enactment date. This standard is effective upon issuance. As of December 31, 2017, the Company accounted for the mandatory deemed repatriation of accumulated foreign earnings and potential Global Intangible Low-Taxed Income (“GILTI”) and Foreign Derived Intangible Income on a provisional basis. There have been no changes to the conclusions reached as of December 31, 2017. As of March 31, 2018, the Company has not made a policy decision regarding whether to record deferred taxes on GILTI as these estimates may be impacted by further analysis, future clarification and guidance regarding available tax accounting methods and elections, earnings and profits computations, and state tax conformity to the Tax Act.
Accounting Pronouncements Issued But Not Yet Effective
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases, including operating leases. Under the new requirements, a lessee will recognize in the balance sheet a liability to make lease payments (the lease liability) and the right-of-use asset representing the right to the underlying asset for the lease term. For leases with a term of 12 months or less, the lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the effects the ASU will have on its Condensed Consolidated Financial Statements and related disclosures. As of December 31, 2017, the Company reported $1,978.5 million in operating lease obligations and will evaluate those contracts as well as other existing arrangements to determine if they qualify for lease accounting under the new standard. The Company does not plan to adopt the standard early.
2. Segment Reporting
The Company is organized into two reportable segments: Transportation Services and Logistics Services.
In the Transportation segment, the Company provides multiple services to facilitate the movement of raw materials, parts and finished goods. The Company accomplishes this by using its proprietary transportation technology, third-party carriers and Company-owned trucks and service centers. XPO’s transportation services include: freight brokerage, last mile, Less-Than-Truckload (“LTL”), truckload, and global forwarding services. Freight brokerage, last mile, and global forwarding are all non-asset or asset-light businesses. LTL and truckload are asset-based.
In the Logistics segment, referred to as supply chain, the Company provides a range of contract logistics services, including highly engineered and customized solutions, value-added warehousing and distribution, cold chain solutions and other inventory management solutions. Additionally, the Company performs e-fulfillment, reverse logistics, packaging, factory support, aftermarket support, warehousing and distributing for customers. In addition, the Company provides supply chain optimization services, such as production flow management and transportation management.

Certain of the Company’s operating companies provide transportation and related services for other companies outside their reportable segment. Billings for such services are based on negotiated rates, which the Company believes approximate fair value, and are reflected as revenues of the billing segment. These rates are adjusted from time to time based on market conditions. Such intersegment revenues and expenses are eliminated in the Company’s consolidated results.
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
The Company evaluates performance based on the various financial measures of the respective business segments. The following table identifies selected financial data for the three months ended March 31, 2018 and 2017:

(In millions)	Transportation	Logistics	Corporate	Eliminations	Total
Three Months Ended March 31, 2018 (1)
Revenue	$2,774.1	$1,448.1	$—	$(30.7)	$4,191.5
Operating income (loss)	139.0	47.5	(45.5)	—	141.0
Depreciation and amortization	113.9	55.3	1.7	—	170.9

Three Months Ended March 31, 2017 (1)
Revenue	$2,391.8	$1,175.5	$—	$(27.8)	$3,539.5
Operating income (loss)	105.3	32.9	(34.4)	—	103.8
Depreciation and amortization	108.2	46.7	2.5	—	157.4

(1)
Certain immaterial organizational changes were made in the first quarter of 2018 related to the Company’s Managed Transport business. Previously, it had been included in the Logistics segment and in 2018 it has been reflected in the Transportation segment. Prior period information was recast to conform to current year presentation.

3. Revenue Recognition
Adoption of Topic 606, “Revenue from Contracts with Customers”
On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts that were not completed as of the adoption date. The Company recorded a $3.0 million benefit to opening Retained earnings as of January 1, 2018 for the cumulative impact of adoption related to the recognition of in-transit revenue in its transportation business. Results for 2018 are presented under Topic 606, while prior periods were not adjusted and are reported under Topic 605 “Revenue Recognition”. The adoption of Topic 606 did not have a material impact on the Condensed Consolidated Financial Statements as of the adoption date or for the three months ended March 31, 2018.

Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The following is a description of the Company’s performance obligations for the transportation and logistics reportable segments.

Reportable Segment	Nature, Timing of Satisfaction of Performance Obligations, and Significant Payment Terms
Transportation
The Company’s transportation segment generates revenue from providing truck brokerage and transportation services for its customers. Certain accessorial services may be provided to customers under their transportation contracts, such as unloading and other incidental services. The Company deems the transportation services including related accessorial services as a single performance obligation as the accessorial services are immaterial in the context of the contracts with customers. The transaction price is based on the consideration specified in the contract with the customer.

A performance obligation is created when a customer under a transportation contract submits a bill of lading for the transport of goods from origin to destination. These performance obligations are satisfied as the shipments move from origin to destination. Transportation revenue is recognized proportionally as a shipment moves from origin to destination and related costs are recognized as incurred. Some of the customer contracts contain a promise to stand ready as the Company is obligated to provide transportation services for the customer. For these contracts, the Company recognizes revenue on a straight-line basis over the term of the contract because the pattern of benefit to the customer as well as the Company’s efforts to fulfill the contract are generally distributed evenly throughout the period. Performance obligations are short-term with transit days less than one week. Generally, customers are billed either upon shipment of the freight or monthly and remit payment according to approved payment terms.

The Company recognizes revenue on a net basis when the Company does not control the specific services, is not responsible for providing the transportation service and does not have discretion in establishing the price for the service.

Logistics
The Company’s logistics segment generates revenue from providing warehousing services for its customers, including e-fulfillment, reverse logistics, packaging and warehousing and distributing under contracts ranging from a few months to a few years. The Company’s performance obligations are satisfied over time as the customers simultaneously receive and consume the benefits provided by the Company’s service as the Company performs. The contracts contain a single performance obligation as the distinct services provided are satisfied over time and are substantially the same and possess the same pattern of transfer. The transaction price is based on the consideration specified in the contract with the customer and contains fixed and variable consideration. In general, the fixed consideration component of a contract represents reimbursement for facility and equipment costs incurred to satisfy the performance obligation and is recognized on a straight-line basis over the term of the contract. The variable consideration component is comprised of cost reimbursement, per unit pricing or time and materials pricing and is determined based on the costs, units or hours of services provided, respectively, and is recognized over time based on the level of activity volume.

Generally, the Company’s contracts contain provisions for adjustments to pricing based on achieving agreed-upon performance metrics, changes in volumes, services and other market conditions. Revenue relating to such pricing adjustments is estimated and included in the consideration if it is probable that a significant revenue reversal will not occur in the future. The estimate of variable consideration is determined either by the expected value or most likely amount method and factors in current, past and forecasted experience with the customer. Customers are billed based on the terms specified in the contract with the customer and remit payment according to approved payment terms.

Disaggregation of Revenues
The Company disaggregates its revenue by geographic area and service offering. The following table presents the Company’s revenue disaggregated by geographical area based on sales office location:

	Three Months Ended March 31, 2018
(In millions)	Transportation	Logistics	Eliminations	Total
Revenue
United States	$1,953.9	$502.2	$(4.9)	$2,451.2
North America (excluding United States)	62.3	13.4	—	75.7
France	388.7	178.7	(4.5)	562.9
United Kingdom	170.1	339.3	(16.0)	493.4
Europe (excluding France and United Kingdom)	195.6	389.7	(4.4)	580.9
Other	3.5	24.8	(0.9)	27.4
Total	$2,774.1	$1,448.1	$(30.7)	$4,191.5

The following table presents the Company’s revenue disaggregated by service offering:

(In millions)	Three Months Ended March 31, 2018
Transportation:
Freight Brokerage and Truckload	$1,179.5
LTL	1,172.7
Last Mile (1)	238.4
Managed Transportation	136.9
Global Forwarding	81.7
Transportation Eliminations	(35.1)
Total Transportation Segment Revenue	2,774.1
Total Logistics Segment Revenue	1,448.1
Intersegment Eliminations	(30.7)
Total Revenue	$4,191.5

(1)	Comprised of the Company’s North American Last Mile operations.
Contract Balances and Costs
The Company does not have material contract assets, liabilities or costs associated with arrangements with its customers at March 31, 2018 or December 31, 2017. The Company did not recognize a material amount of revenue during the three months ended March 31, 2018 that was deferred at December 31, 2017. The Company applies the practical expedient in Topic 606 that permits the recognition of incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in Direct operating expense.
Transaction Price Allocated to Remaining Performance Obligation
On March 31, 2018, the fixed consideration component of the remaining performance obligation was approximately $1 billion, of which the Company expects to recognize approximately 83% over the next three years and the remainder thereafter. Most of the remaining performance obligation relates to the Logistics reportable segment. The Company applies the disclosure exemption in Topic 606 that permits the omission of remaining performance obligations that either (i) have original expected durations of one year or less or (ii) contain variable consideration. The Company’s remaining performance obligations related to variable consideration will be satisfied over the remaining tenure of contracts based on the volume of services provided. Remaining performance obligation are estimates made at a point in time and actual amounts may differ from these estimates due to changes in foreign currency exchange rates and contract revisions and terminations.
4. Restructuring Charges
In conjunction with various acquisitions, the Company has initiated severance programs to reduce headcount and improve the Company’s efficiency and profitability.
The restructuring charges incurred during the three months ended March 31, 2018 and included in the Company’s Condensed Consolidated Statements of Operations as Sales, general and administrative expense, Direct operating expense, and Cost of transportation and services, are summarized below.

		Three Months Ended March 31, 2018
(In millions)	Reserve Balance at December 31, 2017	Charges Incurred	Payments	Foreign Exchange and Other	Reserve Balance at March 31, 2018
Transportation	$13.7	$1.6	$(4.6)	$—	$10.7
Logistics	5.1	0.1	(3.0)	0.2	2.4
Corporate	1.3	0.1	(0.3)	—	1.1
Total	$20.1	$1.8	$(7.9)	$0.2	$14.2
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
The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes linking cash flow hedges to specific forecasted transactions or variability of cash flow to be paid. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the designated derivative instruments that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged items. When a derivative instrument is determined not to be highly effective as a hedge or the underlying hedged transaction is no longer probable, hedge accounting is discontinued prospectively.
The following table presents the account on the Condensed Consolidated Balance Sheets in which the Company’s derivative instruments have been recognized, the fair value hierarchy level applicable to each type of derivative instrument, and the related notional amounts and fair values:

	March 31, 2018
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges:
Cross-currency swap agreements	$1,295.4	Other long-term assets	$—	Other long-term liabilities	$(204.3)
Derivatives not designated as hedges:
Foreign currency option and forward contracts	845.9	Other current assets	1.6	Other current liabilities	(20.1)
Total			$1.6		$(224.4)

	December 31, 2017
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges:
Cross-currency swap agreements	$1,303.7	Other long-term assets	$—	Other long-term liabilities	$(146.4)
Derivatives not designated as hedges:
Foreign currency option and forward contracts	1,038.0	Other current assets	2.2	Other current liabilities	(15.5)
Total			$2.2		$(161.9)
The derivatives are classified as Level 2 within the fair value hierarchy. The derivatives are valued using inputs other than quoted prices, such as foreign exchange rates and yield curves.
The effect of derivative instruments designated as hedges and nonderivatives designated as hedges in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and March 31, 2017, are as follows:

	Amount Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Amount of Gain (Loss) Reclassified from AOCI into Net Income	Amount of Gain (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
(In millions)	March 31, 2018	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2018
Derivatives designated as cash flow hedges:
Cross-currency swap agreements	$2.8	$(10.6)	$—	$(1.8)	$0.2
Interest rate swaps	—	—	0.5	—	—
Derivatives designated as net investment hedges:
Cross-currency swap agreements	39.6	(47.2)	(4.1)	—	(3.0)
Nonderivatives designated as hedges:
Foreign currency denominated notes	—	—	0.6	—	—
Total		$(57.8)	$(3.0)	$(1.8)	$(2.8)
There were no gains (losses) reclassified out of Accumulated other comprehensive income (“AOCI”) into Net income for the three months ended March 31, 2017.
The pre-tax loss recognized in earnings for foreign currency option and forward contracts not designated as hedging instruments was $12.2 million and $10.2 million for the three months ended March 31, 2018 and 2017, respectively. These amounts are recorded in Foreign currency loss in the Condensed Consolidated Statements of Operations.
Cross-Currency Swap Agreements
In May 2017, the Company entered into certain cross-currency swap agreements to manage the foreign currency exchange risk related to the Company’s international operations by effectively converting the fixed-rate U.S. Dollar (“USD”)-denominated 6.125% senior notes due 2023 (“Senior Notes due 2023”) (see Note 6—Debt), including the associated semi-annual interest payments, to fixed-rate, Euro (“EUR”)-denominated debt. The risk management objective of these transactions is to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies and reduce the variability in the functional currency equivalent cash flows of the Senior Notes due 2023.
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

In 2015, in connection with the issuance of 6.50% senior notes due 2022 (“Senior Notes due 2022”), the Company entered into certain cross-currency swap agreements to manage the foreign currency exchange risk related to the Company’s international operations by effectively converting a portion of the fixed-rate USD-denominated Senior Notes due 2022, including the associated semi-annual interest payments, to fixed rate, EUR-denominated debt. The risk management objective of the agreements is to manage the Company’s foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies and reduce the variability in the functional currency equivalent cash flows of a portion of the Senior Notes due 2022. During the term of the swap contracts, the Company will receive semi-annual interest payments in June and December of each year from the counterparties based on USD fixed interest rates, and the Company will make semi-annual interest payments in June and December of each year to the counterparties based on EUR fixed interest rates. At maturity, the Company will repay the original principal amount in EUR and receive the principal amount in USD.
The Company has designated the cross-currency swap agreements as qualifying hedging instruments and is accounting for these as net investment hedges. In the fourth quarter of 2017, and in accordance with the guidance in ASU 2017-12, the Company applied the simplified method of assessing the effectiveness of its net investment hedging relationships. Under this method, for each reporting period, the change in the fair value of the cross-currency swaps is initially recognized in AOCI. The change in the fair value due to foreign exchange remains in AOCI and the initial component excluded from effectiveness testing will initially remain in AOCI and then get reclassified from AOCI to interest expense each period in a systematic manner.
Additionally, in the fourth quarter of 2017, a portion of the cross-currency swap that hedges the Senior Notes due 2023 was de-designated as a net investment hedge and re-designated with a larger notional amount as a cash flow hedge. This cash flow hedge was entered into to manage the related foreign currency exposure from intercompany loans. The amounts in AOCI related to the net investment hedge at the date of de-designation were recognized as cumulative translation adjustments and will remain in AOCI until the subsidiary is sold or substantially liquidated. For the cash flow hedge, the Company reclassifies a portion of AOCI to Foreign currency loss to offset the foreign exchange impact in earnings created by the intercompany loans. The Company also amortizes a portion of AOCI to Interest expense related to the initial portion of a loss excluded from the assessment of effectiveness of the cash flow hedge.
Hedge of Net Investments in Foreign Operations
In addition to the cross-currency swaps, the Company periodically uses foreign currency denominated notes as nonderivative hedging instruments of its net investments in foreign operations. Prior to their redemption in 2017, the Company had designated the 5.75% senior notes due 2021 (“Senior Notes due 2021”) as a net investment hedge and the gains and losses resulting from the exchange rate adjustments to the designated portion of the foreign currency denominated notes were recorded in AOCI to the extent that the foreign currency denominated notes are effective in hedging the designated risk. As of March 31, 2018 and December 31, 2017, there is no amount of Long-term debt on the Condensed Consolidated Balance Sheets that is designated as a net investment hedge of its investments in international subsidiaries that use the EUR as their functional currency. The amount recognized in AOCI during the period that the Senior Notes due 2021 were designated as a net investment hedge remains in AOCI as of March 31, 2018 and will remain in AOCI until the subsidiary is sold or substantially liquidated. In the first quarter of 2018, the gains and losses resulting from exchange rate adjustments to the foreign currency denominated notes were recorded in the Condensed Consolidated Statements of Operations in Foreign currency loss. The Company does not expect amounts that are currently deferred in AOCI to be reclassified to income over the next 12 months.
Interest Rate Hedging
In 2017, the Company utilized interest rate swaps to mitigate variability in forecasted interest payments on the Company’s EUR-denominated asset financings that are based on benchmark interest rates (e.g., Euribor). The objective was for the cash flows of the interest rate swaps to offset any changes in cash flows of the forecasted interest payments attributable to changes in the benchmark interest rate. The interest rate swaps converted floating rate interest payments into fixed rate interest payments. The Company designated the interest rate swaps as qualifying hedging instruments and accounted for these as cash flow hedges of the forecasted obligations. The gains and losses resulting from fair value adjustments to the designated portion of the interest rate swaps were recorded in AOCI and were reclassified from AOCI to interest expense on the dates that interest payments accrued. The

Company hedged its exposure to the variability in future cash flows for forecasted interest payments through the maturity date of the swap in December 2017. Cash flows related to the interest rate swaps were included in Operating activities on the Condensed Consolidated Statements of Cash Flows.
Foreign Currency Option and Forward Contracts
In order to mitigate the currency translation risk that results from converting the financial statements of the Company’s international operations, which primarily use the EUR and British Pound Sterling as their functional currency, the Company uses foreign currency option and forward contracts. Additionally, the Company may use foreign currency forward contracts to mitigate the foreign currency exposure from intercompany loans. The foreign currency contracts were not designated as qualifying hedging instruments as of March 31, 2018. The contracts are not speculative; rather, they are used to manage the Company’s exposure to foreign currency exchange rate fluctuations. The contracts expire in 12 months or less. Gains or losses on the contracts are recorded in Foreign currency loss in the Condensed Consolidated Statements of Operations. Cash flows related to the foreign currency contracts are included in Operating activities on the Condensed Consolidated Statements of Cash Flows, except for the cash flows resulting from forwards designated as hedges of intercompany loans which are included in Investing activities.
6. Debt
The Company’s debt is comprised of the following:

	March 31, 2018		December 31, 2017
(In millions)	Principal Balance	Carrying Value	Principal Balance	Carrying Value
ABL facility	$160.0	$160.0	$100.0	$100.0
Term loan facility	1,503.0	1,470.5	1,494.0	1,455.6
6.125% Senior notes due 2023	535.0	528.2	535.0	528.0
6.50% Senior notes due 2022	1,600.0	1,583.9	1,600.0	1,583.0
6.70% Senior debentures due 2034	300.0	203.4	300.0	202.8
4.00% Euro private placement notes due 2020	14.8	15.7	14.4	15.3
European Trade Securitization Program	396.8	392.8	302.6	298.6
Asset financing	67.4	67.4	90.0	90.0
Capital leases for equipment	280.2	280.2	247.9	247.9
Total debt	4,857.2	4,702.1	4,683.9	4,521.2
Current maturities of long-term debt	90.0	90.0	103.7	103.7
Long-term debt	$4,767.2	$4,612.1	$4,580.2	$4,417.5
The fair value of the Company’s debt at March 31, 2018 was $4,949.7 million, of which $2,588.6 million was classified as Level 1 and $2,361.1 million was classified as Level 2 in the fair value hierarchy. The fair value of the debt at December 31, 2017 was $4,816.1 million, of which $2,647.4 million was classified as Level 1 and $2,168.7 million was classified as Level 2. The Level 1 debt was valued using quoted prices in active markets. The Level 2 debt was valued using bid evaluation pricing models or quoted prices of securities with similar characteristics. The fair value of the asset financing arrangements approximates carrying value since the debt is primarily issued at a floating rate, may be prepaid any time at par without penalty, and the remaining life is short-term in nature.
ABL Facility
In October 2015, the Company entered into the Second Amended and Restated Revolving Loan Credit Agreement (the “ABL Facility”) which was amended in March 2018 to allow letters of credit to be issued in currencies other than USD and Canadian dollars. At March 31, 2018, the Company had a borrowing base of $912.1 million and availability under the ABL Facility of $514.8 million after considering outstanding letters of credit on the ABL Facility of $237.3 million. The average interest rate on outstanding borrowings at March 31, 2018 was 3.32%. As of March 31, 2018, the Company was in compliance with the ABL Facility’s financial covenants.

Refinancing of Existing Term Loans
In February 2018, the Company entered into a Refinancing Amendment (Amendment No. 3 to Credit Agreement) (the “Third Amendment”), by and among XPO, its subsidiaries signatory thereto, as guarantors, the lenders party thereto and Morgan Stanley Senior Funding, Inc., in its capacity as administrative agent, amending that certain Senior Secured Term Loan Credit Agreement, dated as of October 30, 2015 (as amended, amended and restated, supplemented or otherwise modified, including by that certain Incremental and Refinancing Amendment (Amendment No. 1 to Credit Agreement), dated as of August 25, 2016, and by that certain Refinancing Amendment (Amendment No. 2 to Credit Agreement), dated March 10, 2017, the “Term Loan Credit Agreement”).
Pursuant to the Third Amendment, the outstanding $1,494.0 million principal amount of term loans under the Term Loan Credit Agreement (the “Existing Term Loans”) were replaced with $1,503.0 million in aggregate principal amount of new term loans (the “New Term Loans”) having substantially similar terms as the Existing Term Loans, except with respect to the interest rate and maturity date applicable to the New Term Loans, prepayment premiums in connection with certain voluntary prepayments and certain other amendments to the restrictive covenants. Proceeds from the New Term Loans were used to refinance the Existing Term Loans and to pay interest, fees and expenses in connection therewith.
The interest rate margin applicable to the New Term Loans was reduced from 1.25% to 1.00%, in the case of base rate loans, and from 2.25% to 2.00%, in the case of London Interbank Offered Rate (“LIBOR”) loans (with the LIBOR floor remaining at 0.0%). The interest rate on the New Term Loans was 3.92% at March 31, 2018. The New Term Loans will mature on February 23, 2025. The refinancing resulted in a debt extinguishment charge of $10.3 million during the first quarter ended March 31, 2018.
In the first quarter of 2017, the Company recorded a debt extinguishment charge of $9.0 million in connection with the refinancing of the Term Loan facility (Amendment No. 2 to Credit Agreement).
European Trade Securitization Program
In October 2017, XPO Logistics Europe SA (“XPO Logistics Europe”), in which the Company holds an 86.25% controlling interest, entered into a European trade receivables securitization program for a term of three years co-arranged by Crédit Agricole and HSBC. In the first quarter of 2018, the aggregate maximum amount available under the program was increased to €350 million (approximately $431.0 million as of March 31, 2018). At March 31, 2018, the remaining borrowing capacity was €28.0 million (approximately $34.5 million) and the weighted-average interest rate was 0.99%.
7. Income Taxes
The Company’s effective income tax rates for the first quarter of 2018 and 2017 were (0.3)% and (64.9)%, respectively. The effective tax rates for the first quarter of 2018 and 2017 were based on forecasted full year effective tax rates, adjusted for discrete items that occurred within the period presented. The effective tax rate for the first quarter of 2018 reflects the enactment of the Tax Act, which permanently reduced the U.S. corporate statutory rate from 35% to 21% effective January 1, 2018, and was impacted by discrete tax benefits of $19.1 million associated with share-based payment arrangements and $4.3 million associated with the decision to deduct foreign taxes paid in prior years. The effective tax rate for the first quarter of 2017 was impacted primarily by discrete tax benefits of $10.7 million associated with share-based payment arrangements, the release of $2.6 million of reserves related to uncertain tax positions, and the release of a valuation allowance of $3.3 million related to state tax matters.

8. Noncontrolling Interests
The Company holds a controlling financial interest in entities where it currently holds, directly or indirectly, more than 50% of the voting rights or where it exercises control through substantive participating rights or as a general partner. Net income attributable to noncontrolling interests is deducted from Net income to determine Net income attributable to XPO. The noncontrolling interests reflected in our Condensed Consolidated Financial Statements primarily relate to the 13.75% outstanding minority interest in XPO Logistics Europe. We acquired an 86.25% controlling interest in XPO Logistics Europe in 2015. Activity for the equity attributable to noncontrolling interests for the three months ended March 31, 2018 and 2017 is as follows:

(In millions)	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$3,604.4	$405.6	$4,010.0
Net income	72.6	6.5	79.1
Other comprehensive income	32.8	12.1	44.9
Other	(29.1)	—	(29.1)
Balance at March 31, 2018	$3,680.7	$424.2	$4,104.9

(In millions)	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	$2,700.0	$337.6	$3,037.6
Net income	21.3	3.6	24.9
Other comprehensive income	26.2	5.5	31.7
Other	(6.3)	—	(6.3)
Balance at March 31, 2017	$2,741.2	$346.7	$3,087.9

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

	Three Months Ended March 31,
(In millions, except per share data)	2018	2017
Basic earnings per common share
Net income attributable to XPO	$72.6	$21.3
Cumulative preferred dividends	(0.7)	(0.7)
Non-cash allocation of undistributed earnings	(5.0)	(1.1)
Net income allocable to common shares, basic	$66.9	$19.5

Basic weighted-average common shares	120.2	111.4
Basic earnings per share	$0.56	$0.18

Diluted earnings per common share
Net income allocable to common shares, basic	$66.9	$19.5
Interest from Convertible Senior Notes	—	0.3
Net income allocable to common shares, diluted	$66.9	$19.8

Basic weighted-average common shares	120.2	111.4
Dilutive effect of Convertible Senior Notes	—	3.0
Dilutive effect of non-participating stock-based awards and equity forward	13.2	10.0
Diluted weighted-average common shares	133.4	124.4

Diluted earnings per share	$0.50	$0.16

Potential common shares excluded	10.2	10.3
Certain shares were not included in the computation of diluted earnings per share because the effect was anti-dilutive.

10. Legal and Regulatory Matters
The Company is involved, and will continue to be involved, in numerous proceedings arising out of the conduct of its business. These proceedings may include, among other matters, claims for property damage or personal injury incurred in connection with the transportation of freight, claims regarding anti-competitive practices, and employment-related claims, including claims involving asserted breaches of employee restrictive covenants and tortious interference with contracts. These proceedings also include numerous purported class action lawsuits, multi-plaintiff and individual lawsuits and state tax and other administrative proceedings that claim either that the Company’s owner operators or contract carriers should be treated as employees, rather than independent contractors, or that certain of the Company’s drivers were not paid for all compensable time or were not provided with required meal or rest breaks. These lawsuits and proceedings may seek substantial monetary damages (including claims for unpaid wages, overtime, failure to provide meal and rest periods, unreimbursed business expenses and other items), injunctive relief, or both.
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
Intermodal Drayage Classification Claims
Certain of the Company’s intermodal drayage subsidiaries received notices from the California Labor Commissioner, Division of Labor Standards Enforcement (the “DLSE”), that a total of approximately 150 owner operators contracted with these subsidiaries filed claims in 2012 with the DLSE in which they assert that they should be classified as employees, rather than independent contractors. These claims seek reimbursement for the owner operators’ business expenses, including fuel, tractor maintenance and tractor lease payments. After a decision was rendered by a DLSE hearing officer in seven of these claims, in 2014, the Company appealed the decision to the California Superior Court, San Diego, where a de novo trial was held on the merits of those claims. On July 17, 2015, the court issued a final statement of decision finding that the seven claimants were employees rather than independent contractors, and awarding an aggregate of $2.9 million plus post-judgment interest and attorneys’ fees to the claimants. The Company exhausted its appeals in this matter and the Superior Court entered final judgment against the Company in January 2018 and that judgment has been paid. Separate decisions were rendered in June 2015 by a DLSE hearing officer in claims involving five additional plaintiffs, resulting in an award for the plaintiffs in an aggregate amount of approximately $0.9 million, following which the Company appealed the decisions in the U.S. District Court for the Central District of California. On May 16, 2017, the Court issued judgment finding that the five claimants were employees rather than independent contractors, and awarding an aggregate of approximately $1.0 million plus post-judgment interest and attorneys’ fees to the claimants. The Company has appealed this judgment, but cannot provide assurance that such appeal will be successful. In addition, separate decisions were rendered in April 2017 by a DLSE hearing officer in claims involving four additional plaintiffs, resulting in an award for the plaintiffs in an aggregate amount of approximately $0.9 million, which the Company has appealed to the California Superior Court, Long Beach. The remaining DLSE claims (the “Pending DLSE Claims”) have been transferred to California Superior Court in three separate actions involving approximately 170 claimants, including the claimants mentioned above who originally filed claims in 2012. In addition, certain of the Company’s intermodal drayage subsidiaries are party to putative class action litigations in California brought by independent contract carriers who contracted with these subsidiaries in which the contract carriers assert that they should be classified as employees, rather than independent contractors. The Company believes that it has adequately accrued for the potential impact of loss contingencies that are probable and reasonably estimable relating to the claims referenced above. The Company is unable at this time to estimate the amount of the possible loss or range of loss, if any, in excess of its accrued liability that it may incur as a result of these claims given, among other reasons, that the range of potential loss could be impacted substantially by future rulings by the courts involved, including on the merits of the claims.
Last Mile Logistics Classification Claims
Certain of the Company’s last mile logistics subsidiaries are party to several putative class action litigations brought by independent contract carriers who contracted with these subsidiaries in which the contract carriers assert that they should be classified as employees, rather than independent contractors. The particular claims asserted vary from case to case, but the claims generally allege unpaid wages, unpaid overtime, or failure to provide meal and rest periods, and seek reimbursement of the contract carriers’ business expenses. Putative class actions against the Company’s subsidiaries are pending, or have recently been settled, in California (Fernando Ruiz v. Affinity Logistics Corp., filed in May 2005, in the Federal District Court, Southern District of California - the Company has reached an agreement to settle this litigation, the court has granted final approval, and the settlement has been paid; and four related cases all pending in the Federal District Court, Northern District of California: Ron Carter, Juan Estrada, Jerry Green, Burl Malmgren, Bill McDonald and Joel Morales v. XPO Logistics, Inc., filed in March 2016; Ramon Garcia v. Macy’s and XPO Logistics Inc., filed in July 2016; Kevin Kramer v. XPO Logistics Inc., filed in September 2016; and Hector Ibanez v. XPO Last Mile, Inc., filed in May 2017). The Company believes that it has adequately accrued for the potential impact of loss contingencies relating to the foregoing claims that are probable and reasonably estimable. The Company is unable at this time to estimate the amount of the possible loss or range of loss, if any, in excess of its accrued liability that it may incur as a result of these claims given, among other reasons, that the number and identities of plaintiffs in these lawsuits are uncertain and the range of potential loss could be impacted substantially by future rulings by the courts involved, including on the merits of the claims.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and other written reports and oral statements we make from time to time contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. In some cases, forward-looking statements can be identified by the use of forward-looking terms such as “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target,” “trajectory” or the negative of these terms or other comparable terms. However, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to a material difference, but are not limited to, include those discussed below and the risks discussed in the Company’s other filings with the Securities and Exchange Commission (the “SEC”). All forward-looking statements set forth in this Quarterly Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The following discussion should be read in conjunction with the Company’s unaudited Condensed Consolidated Financial Statements and related Notes thereto included elsewhere in this Quarterly Report. Forward-looking statements set forth in this Quarterly Report speak only as of the date hereof, and we do not undertake any obligation to update forward-looking statements to reflect subsequent events or circumstances, changes in expectations or the occurrence of unanticipated events, except as required by law.
Reference should be made to the audited Consolidated Financial Statements and notes thereto and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s 2017 Annual Report on Form 10-K.
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
Our markets are highly diversified. Based on where orders originated, approximately 60% of our 2017 revenue was generated in the United States, 13% in France and 12% in the United Kingdom. Of the balance, Spain is the next largest at 4% of revenue. The more than 50,000 customers we serve are in every major industry and touch every part of the economy. Our revenue derives from a mix of key verticals, such as retail and e-commerce, food and beverage, consumer packaged goods and industrial. As of March 31, 2018, we operated in 32 countries with 1,466 locations and over 95,000 employees.
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
In Europe, we have the largest owned road transportation fleet. We offer truckload transportation in Europe as dedicated, non-dedicated and brokered services; last mile logistics services; and LTL transportation through one of the largest LTL networks in Western Europe.
Our Transportation segment uses a blended model of owned, contracted and brokered capacity. This gives us the flexibility to provide solutions that best serve the interests of our customers and the Company. As of March 31, 2018, globally, we had approximately 11,000 independent owner operators under contract to provide drayage, expedite, last mile and LTL services to our customers, and more than 50,000 independent brokered carriers representing over 1,000,000 trucks on the road.
We employ professional drivers that transport goods for customers using our fleet of owned and leased trucks and trailers. Globally, our road fleet encompasses approximately 16,000 tractors and 39,000 trailers, primarily related to our LTL and truckload operations. These assets also provide capacity for our freight brokerage operations as needed. Our company overall is asset-light, with revenue generated by activities directly associated with our owned assets accounting for just under a third of our revenue in 2017.
Logistics Segment
In our Logistics segment, which we sometimes refer to as supply chain or contract logistics, we provide a range of differentiated and data-intensive services, including highly engineered and customized solutions, value-added warehousing and distribution, cold chain distribution and other inventory management solutions. We perform e-commerce fulfillment, reverse logistics, recycling, storage, factory support, aftermarket support, manufacturing, distribution, packaging and labeling, and a range of customized solutions such as order personalization. In addition, we provide supply chain optimization services such as production flow management and transportation management. Once we secure a logistics contract, the average tenure is approximately five years and the relationship can lead to a wider use of our services, such as inbound and outbound transportation.
XPO is the second largest contract logistics provider worldwide, with an expansive, global footprint of shared and dedicated facilities that makes XPO particularly attractive to large customers with multinational operations. Our logistics customers include the preeminent names in retail and e-commerce, food and beverage, technology, aerospace, wireless, industrial and manufacturing, chemical, agribusiness, life sciences and healthcare.
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
We place massive importance on innovation because we believe that great technology in the hands of well-trained employees is the ultimate competitive advantage in our industry. We view our technology as being critical to continuously improving customer service, controlling costs and leveraging our scale. Our annual investment in technology is among the highest in our industry.
We concentrate our efforts in the following areas of innovation: automation and robotics; big data; visibility and customer service; and digital freight marketplace. We have built a highly scalable and integrated system on a cloud-

based platform that speeds up both the development process and the time-to-launch. Our global team of approximately 1,700 technology professionals can deploy proprietary software very rapidly.
Our focus is on developing proprietary innovations that differentiate our services and create tangible value for our customers and investors. For example, we have the ability to share data with our customers in real time, including visibility of orders moving through fulfillment and shipments in transit, on-demand availability of truckload. Internally, our technology gives us a birds-eye view of real-time market conditions and pricing for truckload, intermodal and LTL, and facilitates load assignments with our independent contractors, all of which greatly enhances customer service.
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
XPO Logistics, Inc.
Consolidated Summary Financial Table

	Three Months Ended March 31,		Percent of Revenue		Change
(Dollars in millions)	2018	2017	2018	2017	2018 vs. 2017
Revenue	$4,191.5	$3,539.5	100.0%	100.0%	18.4%
Cost of transportation and services	2,224.6	1,888.0	53.1%	53.3%	17.8%
Direct operating expense	1,375.7	1,146.0	32.8%	32.4%	20.0%
SG&A expense	450.2	401.7	10.7%	11.3%	12.1%
Operating income	141.0	103.8	3.4%	2.9%	35.8%
Other expense (income)	(19.6)	(6.5)	(0.5)%	(0.2)%	201.5%
Foreign currency loss	12.0	10.6	0.3%	0.3%	13.2%
Debt extinguishment loss	10.3	9.0	0.2%	0.3%	14.4%
Interest expense	59.4	75.6	1.4%	2.1%	(21.4)%
Income before income tax benefit	78.9	15.1	1.9%	0.4%	422.5%
Income tax benefit	(0.2)	(9.8)	—%	(0.3)%	(98.0)%
Net income	$79.1	$24.9	1.9%	0.7%	217.7%
Consolidated Results
Revenue for the first quarter of 2018 increased 18.4% to $4.2 billion as compared to the same period in 2017. The increase was primarily driven by growth in our European and North American contract logistics businesses, as well as improvements in the transportation business, most notably in our Freight Brokerage and Truckload, and LTL service offerings. In addition, foreign currency movement accounted for approximately 6% of the revenue increase.
Cost of transportation and services includes the cost of providing or procuring freight transportation services for XPO customers, salaries paid to employee drivers in our truckload and LTL businesses, and commissions paid to independent station owners in our global forwarding business.
Cost of transportation and services for the first quarter of 2018 was $2,224.6 million, or 53.1% of revenue, compared to $1,888.0 million, or 53.3% of revenue, in the first quarter of 2017. The decrease as a percentage of revenue was primarily driven by a higher mix of contract logistics revenue in Europe and North America, and a reduction in the use of third party capacity for U.S. LTL linehaul, partially offset by higher third party transportation costs in Freight Brokerage, Last Mile operations, and Europe Transport.
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
Direct operating expense for the first quarter of 2018 was $1,375.7 million, or 32.8% of revenue, compared to $1,146.0 million, or 32.4% of revenue, in the first quarter of 2017. The increase as a percentage of revenue was primarily driven by higher payroll and temporary labor expense to support growth in our contract logistics business. This was partially offset by the implementation of cost savings initiatives and improved dock efficiency in our U.S. LTL business.
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
SG&A for the first quarter of 2018 was $450.2 million, or 10.7% of revenue, compared to $401.7 million, or 11.3% of revenue, in the first quarter of 2017. The decrease in SG&A as a percentage of revenue in the first quarter of 2018 primarily reflects savings from shared services, centralized procurement initiatives, lower professional services and consulting costs, and lower legal expenses.
Other expense (income) includes net periodic benefit income and gains and losses on sales of property and equipment. Net periodic benefit income was $18.5 million and $9.8 million in the first quarter of 2018 and 2017, respectively.
Foreign currency loss for the first quarter of 2018 was $12.0 million as compared to $10.6 million in the first quarter of 2017. Higher foreign currency transaction and remeasurement losses in the first quarter of 2018 were almost entirely offset by lower unrealized losses on foreign currency option and forward contracts compared to the first quarter of 2017. For additional information on the Company’s foreign currency option and forward contracts, see Note 5—Derivative Instruments of the Condensed Consolidated Financial Statements.
The debt extinguishment losses of $10.3 million and $9.0 million for the first quarters of 2018 and 2017, respectively, related to refinancings of the Company’s Term Loan facility. See Liquidity and Capital Resources below for further information.
Interest expense decreased to $59.4 million in the first quarter of 2018 from $75.6 million in the first quarter of 2017. The decrease in interest expense reflects the reduction in average total indebtedness and the lower rates attributable to our recent refinancings.
Our effective income tax rates for the first quarter of 2018 and 2017 were (0.3)% and (64.9)%, respectively. The effective tax rates for the first quarter of 2018 and 2017 were based on forecasted full year effective tax rates, adjusted for discrete items that occurred within the period presented. The effective tax rate for the first quarter of 2018 reflects the enactment of the Tax Cuts and Jobs Act (the “Tax Act”), which permanently reduced the U.S. corporate statutory rate from 35% to 21% effective January 1, 2018.

Transportation
Summary Financial Table

	Three Months Ended March 31,		Percent of Revenue		Change
(Dollars in millions)	2018 (1)	2017 (1)	2018	2017	2018 vs. 2017
Revenue	$2,774.1	$2,391.8	100.0%	100.0%	16.0%
Operating income	139.0	105.3	5.0%	4.4%	32.0%

(1)
Certain immaterial organizational changes were made in the first quarter of 2018 related to the Company’s Managed Transport business. Previously, it had been included in the Logistics segment and in 2018 it has been reflected in the Transportation segment. Prior period information was recast to conform to current year presentation.

Note: Total depreciation and amortization for the Transportation segment included in Cost of transportation and services, Direct operating expense and SG&A was $113.9 million and $108.2 million for the three months ended March 31, 2018 and 2017, respectively.
Transportation
Revenue in our Transportation segment increased 16.0% to $2.8 billion for the first quarter of 2018, compared with $2.4 billion for the first quarter of 2017. The increase was primarily driven by gains in three North American units: stronger pricing in Freight Brokerage and LTL and the addition of new customers in Last Mile. Growth of our dedicated truckload service in Europe and favorable foreign exchange rates were also benefits to revenue.
Operating income for the first quarter of 2018 increased $139.0 million, or 5.0% of revenue, compared with $105.3 million, or 4.4% of revenue, for the same quarter in 2017. The increase was driven primarily by growth in North American Freight Brokerage and European dedicated truckload, as well as operating margin improvement in North American LTL. Higher direct operating expenses and SG&A in European Transport and higher direct operating expenses in North American Last Mile were primarily related to servicing new business, and were more than offset by revenue growth.
Logistics
Summary Financial Table

	Three Months Ended March 31,		Percent of Revenue		Change
(Dollars in millions)	2018 (1)	2017 (1)	2018	2017	2018 vs. 2017
Revenue	$1,448.1	$1,175.5	100.0%	100.0%	23.2%
Operating income	47.5	32.9	3.3%	2.8%	44.4%

(1)
Certain immaterial organizational changes were made in the first quarter of 2018 related to the Company’s Managed Transport business. Previously, it had been included in the Logistics segment and in 2018 it has been reflected in the Transportation segment. Prior period information was recast to conform to current year presentation.

Note: Total depreciation and amortization for the Logistics segment included in Cost of transportation and services, Direct operating expense and SG&A was $55.3 million and $46.7 million for the three months ended March 31, 2018 and 2017, respectively.
Logistics
Revenue in our Logistics segment increased by 23.2% to $1.4 billion for the first quarter of 2018, compared with $1.2 billion for the first quarter of 2017. The increase was driven by strong demand for contract logistics in both Europe and North America. European logistics revenue growth reflected a significant benefit from new contract starts with retail, e-commerce and fashion customers in the United Kingdom, the Netherlands, Spain, Italy and France and favorable foreign exchange rates. In North America, the largest gains came from the omnichannel retail, consumer packaged goods, technology, and automotive sectors.
Operating income for the first quarter of 2018 increased to $47.5 million, or 3.3% of revenue, compared with $32.9 million, or 2.8% of revenue, for the same quarter in 2017. The operating income increase was driven by strong revenue growth and site productivity improvements, partially offset by higher direct operating costs related to new contract startups that resulted in higher temporary labor costs, payroll expenses, and higher use of purchased services.
Liquidity and Capital Resources
Our principal existing sources of cash are cash generated from operations and borrowings available under the Second Amended and Restated Revolving Loan Credit Agreement (the “ABL Facility”). As of March 31, 2018, we had cash and cash equivalents of $380.0 million and availability under the ABL Facility of $514.8 million. Availability under the ABL Facility is based on a borrowing base of $912.1 million, as well as outstanding letters of credit of $237.3 million, respectively.
We continually evaluate our liquidity requirements, capital needs and the availability of capital resources based on our operating needs and our planned growth initiatives. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months.
Refinancing of Existing Term Loans
In February 2018, the Company entered into a Refinancing Amendment (Amendment No. 3 to Credit Agreement) (the “Third Amendment”), by and among XPO, its subsidiaries signatory thereto, as guarantors, the lenders party thereto and Morgan Stanley Senior Funding, Inc., in its capacity as administrative agent, amending that certain Senior Secured Term Loan Credit Agreement, dated as of October 30, 2015 (as amended, amended and restated, supplemented or otherwise modified, including by that certain Incremental and Refinancing Amendment (Amendment No. 1 to Credit Agreement), dated as of August 25, 2016, and by that certain Refinancing Amendment (Amendment No. 2 to Credit Agreement), dated March 10, 2017, the “Term Loan Credit Agreement”).
Pursuant to the Third Amendment, the outstanding $1,494.0 million principal amount of term loans under the Term Loan Credit Agreement (the “Existing Term Loans”) were replaced with $1,503.0 million in aggregate principal amount of new term loans (the “New Term Loans”) having substantially similar terms as the Existing Term Loans, except with respect to the interest rate and maturity date applicable to the New Term Loans, prepayment premiums in connection with certain voluntary prepayments and certain other amendments to the restrictive covenants. Proceeds from the New Term Loans were used to refinance the Existing Term Loans and to pay interest, fees and expenses in connection therewith.
The interest rate margin applicable to the New Term Loans was reduced from 1.25% to 1.00%, in the case of base rate loans, and from 2.25% to 2.00%, in the case of London Interbank Offered Rate (“LIBOR”) loans (with the LIBOR floor remaining at 0.0%). The interest rate on the New Term Loans was 3.92% at March 31, 2018. The New Term Loans will mature on February 23, 2025. The refinancing resulted in a debt extinguishment charge of $10.3 million during the first quarter ended March 31, 2018.
In the first quarter of 2017, the Company recorded a debt extinguishment charge of $9.0 million in connection with the refinancing of the Term Loan facility (Amendment No. 2 to Credit Agreement).
European Trade Securitization Program
In October 2017, XPO Logistics Europe SA, in which the Company holds an 86.25% controlling interest, entered into a European trade receivables securitization program for a term of three years co-arranged by Crédit Agricole and HSBC. In the first quarter of 2018, the aggregate maximum amount available under the program was increased to €350 million (approximately $431.0 million as of March 31, 2018). At March 31, 2018, the remaining borrowing capacity was €28.0 million (approximately $34.5 million) and the weighted-average interest rate was 0.99%.
Loan Covenants and Compliance
As of March 31, 2018, we were in compliance with the covenants and other provisions of our debt agreements. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
Sources and Uses of Cash
During the three months ended March 31, 2018, we: (i) received proceeds, net of repurchases, of $92.2 million on our long-term debt, (ii) received advances, net of repayments, of $60.0 million on our ABL Facility, (iii) generated proceeds from bank overdrafts for $55.7 million, and (iv) generated proceeds from sales of assets of $10.4 million. We used cash during this period principally to (i) fund operations for $19.4 million, (ii) purchase property and equipment of $142.1 million, (iii) make payments for tax withholdings on restricted shares of $40.1 million, and (iv) make payments on long-term debt and capital leases of $37.3 million.
During the three months ended March 31, 2017, we: (i) generated cash from operating activities of $15.5 million, (ii) generated proceeds from sales of assets of $20.5 million, (iii) received advances, net of repayments, of $70.0 million on our ABL Facility, and (iv) received proceeds, net of repayments, on our Term Loan Facility of $12.1 million. We used cash during this period principally to (i) purchase property and equipment of $122.4 million, and (ii) make payments on long-term debt and capital leases of $29.2 million.
Cash flows from operating activities for the three months ended March 31, 2018 decreased by $34.9 million compared to the prior year quarter due to net movements in operating assets and liabilities of $78.8 million, partially offset by higher cash-related net income of $43.9 million. The changes in the balances of operating assets and liabilities in the three months ended March 31, 2018 compared to 2017 primarily resulted from higher revenues, which led to a higher growth in accounts receivable on a year-over-year basis. The increase in cash-related net income was primarily due to higher revenues in both our transportation and logistics segments. Cash-related net income represents total cash flows from operating activities less changes in assets and liabilities on the Condensed Consolidated Statements of Cash Flows. The largest components of cash-related net income are Net income plus Depreciation and amortization.
Investing activities used $131.7 million and $101.9 million of cash in the three months ended March 31, 2018 and 2017, respectively. During the three months ended March 31, 2018, the Company used $142.1 million of cash to purchase fixed assets and received $10.4 million from the sale of assets. During the three months ended March 31, 2017, the Company used $122.4 million of cash to purchase fixed assets and received $20.5 million from the sale of assets.
Financing activities generated $126.0 million in the three months ended March 31, 2018 compared to $53.6 million generated in the three months ended March 31, 2017. The main source of cash from financing activities during the three months ended March 31, 2018 was $898.2 million of net proceeds from the issuance of long-term debt, consisting of the refinancing of the New Term Loans and amounts received under the senior variable funding notes in connection with our European trade securitization program, $60.0 million of net advances from the ABL Facility and $55.7 million in bank overdrafts. The primary use of cash during the three months ended March 31, 2018 was $812.4 million repurchase of debt, consisting of the refinancing of the Existing Term Loans, $40.1 million of payments for tax withholding related to restricted shares and $37.3 million repayment of debt and capital leases. During the three months ended March 31, 2017, the main source of cash was the $514.6 million of net proceeds from the issuance of long-term debt and $70.0 million of net advances from the ABL Facility. Our primary use of cash from financing activities during the three months ended March 31, 2017 was $511.4 million repurchase of debt and the $29.2 million repayment of debt and capital leases.
Contractual Obligations
Following the refinancing of the New Term Loans in February 2018, the principal balance of approximately $1.5 billion became due in 2025. The Existing Term Loans were previously scheduled to mature in 2021. Additional annual interest payments of approximately $60 million are due in 2022 through 2024. There were no other material changes to our contractual obligations since December 31, 2017.
New Accounting Standards
Information related to new accounting standards is included in Note 1—Organization, Description of Business and Basis of Presentation and Note 3—Revenue Recognition to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We have a significant proportion of our net assets and income in non-U.S. dollar currencies, primarily the Euro (“EUR”) and British Pound Sterling (“GBP”). We are exposed to currency risk from the potential changes in functional currency values of our foreign currency denominated assets, liabilities and cash flows. Consequently, a depreciation of the EUR and GBP relative to the U.S. dollar could have an adverse impact on our financial results. In order to mitigate against the risk of a reduction in the value of foreign currency from the Company’s international operations, the Company uses foreign currency option and forward contracts and gains or losses on these contracts are recorded in Foreign currency loss in the Condensed Consolidated Statements of Operations. See Note 5—Derivative Instruments for further information.
There have been no material changes to our quantitative and qualitative disclosures about market risk during the three months ended March 31, 2018 as compared to the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 4. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of March 31, 2018 were effective as of such time such that the information required to be included in our SEC reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries, and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II—Other Information
Item 1. Legal Proceedings.
For information related to our legal proceedings, please refer to “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and Note 10—Legal and Regulatory Matters of Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
There are no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the quarter ended March 31, 2018, pursuant to the Investment Agreement dated as of June 13, 2011 by and among Jacobs Private Equity, LLC (“JPE”) and the other investors party thereto (collectively with JPE, the “Investors”) the Company issued 7,143 unregistered shares of its common stock as a result of the exercise of warrants by certain shareholders for cash resulting in the receipt of $50,001 of total proceeds by the Company. The proceeds received by the Company will be used for general corporate purposes. The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933, as amended, in accordance with Section 4(a)(2) thereof, as a transaction by an issuer not involving any public offering.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

10.1
Refinancing Amendment (Amendment No. 3 to Credit Agreement), dated as of February 23, 2018, by and among XPO Logistics, Inc. and certain subsidiaries signatory thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2018).

10.2 *
Amendment No. 2 to Second Amended and Restated Revolving Loan Credit Agreement, dated as of March 22, 2018, by and among XPO Logistics, Inc. and certain subsidiaries signatory thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent.

31.1 *
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018.

31.2 *
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018.

32.1 **
Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018.

32.2 **
Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018.

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
Date: May 7, 2018