Form 10-Q
period 2018-06-30
XPO Logistics, Inc.
filed 2018-08-03
CIK 1166003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
Form 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 27, 2018, there were 126,850,767 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

XPO Logistics, Inc.
Form 10-Q

Part I—Financial Information
Item 1. Financial Statements.
XPO Logistics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(In millions, except per share data)	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$361.4	$396.9
Accounts receivable, net of allowances of $45.9 and $42.4, respectively	2,855.9	2,725.3
Other current assets	496.0	465.7
Total current assets	3,713.3	3,587.9
Property and equipment, net of $1,334.1 and $1,109.5 in accumulated depreciation, respectively	2,692.1	2,663.7
Goodwill	4,505.9	4,563.6
Identifiable intangible assets, net of $632.7 and $559.5 in accumulated amortization, respectively	1,340.5	1,435.3
Other long-term assets	367.9	351.1
Total long-term assets	8,906.4	9,013.7
Total assets	$12,619.7	$12,601.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,209.2	$1,250.7
Accrued expenses	1,501.8	1,525.8
Current maturities of long-term debt	84.9	103.7
Other current liabilities	144.2	116.9
Total current liabilities	2,940.1	2,997.1
Long-term debt	4,406.1	4,417.5
Deferred tax liability	422.8	418.8
Employee benefit obligations	159.5	162.1
Other long-term liabilities	551.5	596.1
Total long-term liabilities	5,539.9	5,594.5
Stockholders’ equity:
Convertible perpetual preferred stock, $0.001 par value; 10.0 shares authorized; 0.07 of Series A shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	41.0	41.2
Common stock, $0.001 par value; 300.0 shares authorized; 120.8 and 119.9 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	0.1	0.1
Additional paid-in capital	3,561.8	3,590.0
Retained earnings (accumulated deficit)	177.9	(42.6)
Accumulated other comprehensive (loss) income	(48.8)	15.7
Total stockholders' equity before noncontrolling interests	3,732.0	3,604.4
Noncontrolling interests	407.7	405.6
Total equity	4,139.7	4,010.0
Total liabilities and equity	$12,619.7	$12,601.6
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2018	2017	2018	2017
Revenue	$4,363.5	$3,760.3	$8,555.0	$7,299.8
Operating expenses
Cost of transportation and services	2,274.5	1,970.4	4,499.1	3,858.4
Direct operating expense	1,406.7	1,202.7	2,782.4	2,348.7
Sales, general and administrative expense	454.3	412.1	904.5	813.8
Total operating expenses	4,135.5	3,585.2	8,186.0	7,020.9
Operating income	228.0	175.1	369.0	278.9
Other expense (income)	(30.2)	(12.5)	(49.8)	(19.0)
Foreign currency (gain) loss	(10.0)	28.3	2.0	38.9
Debt extinguishment loss	—	—	10.3	9.0
Interest expense	54.9	74.3	114.3	149.9
Income before income tax provision	213.3	85.0	292.2	100.1
Income tax provision	54.2	27.8	54.0	18.0
Net income	159.1	57.2	238.2	82.1
Net income attributable to noncontrolling interests	(10.1)	(5.3)	(16.6)	(8.9)
Net income attributable to XPO	$149.0	$51.9	$221.6	$73.2

Earnings per share data:
Net income attributable to common shareholders	$137.5	$47.6	$204.4	$67.1

Basic earnings per share	$1.14	$0.43	$1.70	$0.60
Diluted earnings per share	$1.03	$0.38	$1.53	$0.54

Weighted-average common shares outstanding
Basic weighted-average common shares outstanding	120.7	111.8	120.4	111.6
Diluted weighted-average common shares outstanding	134.1	124.7	133.7	124.6
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Net income	$159.1	$57.2	$238.2	$82.1

Other comprehensive (loss) income, net of tax
Foreign currency translation (loss) gain, net of tax effect of $13.3, $21.8, $31.6 and $21.8	$(113.5)	$97.6	$(68.6)	$130.2
Unrealized loss on financial assets/liabilities designated as hedging instruments, net of tax effect of $2.9, $(4.5), $(0.7) and $(3.0)	(8.8)	(3.6)	(8.5)	(5.1)
Defined benefit plans adjustments, net of tax effect of $-, $-, $0.1 and $-	(0.3)	(0.6)	(0.6)	—
Other comprehensive (loss) income	(122.6)	93.4	(77.7)	125.1
Comprehensive income	$36.5	$150.6	$160.5	$207.2
Less: Comprehensive (loss) income attributable to noncontrolling interests	(15.2)	25.8	3.4	34.9
Comprehensive income attributable to XPO	$51.7	$124.8	$157.1	$172.3
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2018	2017
Operating activities
Net income	$238.2	$82.1
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	347.3	321.8
Stock compensation expense	45.2	33.5
Accretion of debt	7.7	9.7
Deferred tax expense (benefit)	8.1	(11.0)
Loss on extinguishment of debt	10.3	9.0
Unrealized (gain) loss on foreign currency option and forward contracts	(12.2)	40.4
Other	(43.7)	5.5
Changes in assets and liabilities:
Accounts receivable	(178.7)	(112.5)
Other assets	(102.8)	(36.8)
Accounts payable	(44.2)	(11.6)
Accrued expenses and other liabilities	(27.2)	(104.2)
Net cash provided by operating activities	248.0	225.9
Investing activities
Payment for purchases of property and equipment	(267.7)	(262.0)
Proceeds from sale of assets	61.5	42.2
Other	10.4	—
Net cash used by investing activities	(195.8)	(219.8)
Financing activities
Proceeds from issuance of long-term debt	893.6	523.5
Repurchase of debt	(812.4)	(511.4)
Proceeds from borrowings on ABL facility	680.0	320.0
Repayment of borrowings on ABL facility	(780.0)	(350.0)
Repayment of long-term debt and capital leases	(59.4)	(60.3)
Payment for debt issuance costs	(6.4)	(8.9)
Change in bank overdrafts	8.4	3.4
Payment for tax withholdings for restricted shares	(45.5)	(14.2)
Dividends paid	(1.6)	(1.7)
Other	4.0	1.1
Net cash used by financing activities	(119.3)	(98.5)
Effect of exchange rates on cash, cash equivalents and restricted cash	(7.3)	5.7
Net decrease in cash, cash equivalents and restricted cash	(74.4)	(86.7)
Cash, cash equivalents and restricted cash, beginning of period	449.0	399.8
Cash, cash equivalents and restricted cash, end of period	$374.6	$313.1
Supplemental disclosure of cash flow information:
Cash paid for interest	$124.9	$132.6
Cash paid for income taxes	$26.5	$41.4
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
In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of financial condition, operating results and cash flows for the interim periods presented have been made. Interim results of operations are not necessarily indicative of the results of the full year. Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.
Cash, Cash Equivalents and Restricted Cash
At June 30, 2018 and December 31, 2017, the total amount of restricted cash included in Other long-term assets on the Condensed Consolidated Balance Sheets was approximately $13.2 million and $52.1 million, respectively. Restricted cash primarily consisted of tax-deferred proceeds from a property sale in 2017 that was released in the second quarter of 2018. In accordance with the adoption of Accounting Standards Update (“ASU”) 2016-18, as discussed below, restricted cash was included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017.
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
The fair value estimates are based upon certain market assumptions and information available to management. The carrying values of the following financial instruments approximated their fair values as of June 30, 2018 and December 31, 2017: cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and current maturities of long-term debt. Fair values approximate carrying values for these financial instruments since they are short-term in nature or are receivable or payable on demand. The Level 1 cash equivalents include money market funds valued using quoted prices in active markets and cash collected on receivables which collateralize borrowings related to the Company’s trade securitization program (see Note 5—Debt). The Level 2 cash equivalents include short-term investments valued using published interest rates for instruments with similar terms and maturities. For information regarding the fair value hierarchy of the Company’s derivative instruments and financial liabilities, refer to Note 4—Derivative Instruments and Note 5—Debt, respectively.
The following table summarizes the fair value hierarchy of cash equivalents:

	As of June 30, 2018
(In millions)	Carrying Value	Fair Value	Level 1	Level 2
Cash equivalents	$173.3	$173.3	$171.6	$1.7

	As of December 31, 2017
(In millions)	Carrying Value	Fair Value	Level 1	Level 2
Cash equivalents	$91.1	$91.1	$75.4	$15.7
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): “Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force).” This ASU addresses eight specific cash flow classification issues with the objective of reducing diversity in practice. Under the new standard, cash payments for debt prepayments or debt extinguishment costs should be classified as outflows for financing activities. Additional cash flow issues covered under the standard include: settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The Company adopted this standard on January 1, 2018. Adoption was on a prospective basis and did not have a material effect on the Company’s Condensed Consolidated Statements of Cash Flows.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): “Restricted Cash.” This ASU requires that the statement of cash flows reconcile the change during the period in the total of cash, cash equivalents, and restricted cash. The Company adopted this standard on January 1, 2018 and applied its provisions retrospectively. The adoption of this standard decreased cash flows provided by operating activities by approximately $14 million and decreased cash flows used by investing activities by approximately $40 million on the Consolidated Statement of Cash Flows for the year ended December 31, 2017.
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The ASU changes how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the cost of the benefits in the Condensed Consolidated Statements of Operations. This cost, commonly referred to as the “net periodic benefit cost,” is comprised of several components that reflect different aspects of the arrangement with the employee, including the effect of the related funding. Previously, the Company aggregated the various components of the net periodic benefit cost (including interest cost and the expected return on plan assets) for presentation purposes and included these costs within Operating income in the Condensed Consolidated Statements of Operations. Under the new guidance, these costs are presented below Operating income. The Company adopted the standard on January 1, 2018 and recast prior periods to reflect the new presentation. The adoption of the standard had no impact on Net income. The amount of net periodic benefit income included in Other expense (income) was $18.2 million and $9.9 million for the three months ended June 30, 2018 and 2017, respectively, and $36.7 million and $19.7 million for the six months ended June 30, 2018 and 2017, respectively.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): “Scope of Modification Accounting.” This ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under the new standard, modification accounting applies unless all of the following conditions are met: (i) the fair value of the modified award is the same as the fair value of the original award immediately before the modification, (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the modification, and (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. Generally speaking, modification accounting requires an entity to calculate and recognize the incremental fair value of the modified award as compensation cost on the date of modification (for a vested award) or over the remaining service period (for an unvested award). The impact of this guidance, which was applied prospectively on January 1, 2018, is dependent on future modifications, if any, to the Company’s share-based payment awards.
In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): “Amendments to Securities and Exchange Commission (“SEC”) Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.” The ASU amends ASC 740 to provide further guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the “Tax Act”) and allows for the recognition of provisional amounts in the event that a company does not have the necessary information available, prepared, or analyzed to finalize its accounting under ASC 740. ASU 2018-05 allows for adjustments to provisional amounts in multiple reporting periods during the allowable one-year measurement period from the Tax Act enactment date. This standard is effective upon issuance. As of December 31, 2017, the Company accounted for the mandatory deemed repatriation of accumulated foreign earnings and potential Global Intangible Low-Taxed Income (“GILTI”) and Foreign Derived Intangible Income on a provisional basis. There have been no changes to the conclusions reached as of December 31, 2017. As of June 30, 2018, the Company has not made a policy decision regarding whether to record deferred taxes on GILTI as these estimates may be impacted by further analysis, future clarification and guidance regarding available tax accounting methods and elections, earnings and profits computations, and state tax conformity to the Tax Act.
Accounting Pronouncements Issued But Not Yet Effective
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases, including operating leases. Under the new requirements, a lessee will recognize in the balance sheet a liability to make lease payments (the lease liability) and the right-of-use asset representing the right to the underlying asset for the lease term. For leases with a term of 12 months or less, the lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which clarified certain aspects of ASU 2016-02 based on inquiries made by various stakeholders. Also, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): “Targeted Improvements,” which provides an optional transition method to allow entities, on adoption of ASU 2016-02, to report prior periods under previous lease accounting guidance. The standards are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the effects these ASUs will have on its Condensed Consolidated Financial Statements and related disclosures. As of December 31, 2017, the Company reported $1,978.5 million in operating lease obligations and will evaluate those contracts, as well as other existing arrangements, to determine if they qualify for lease accounting under the new standards. The Company does not plan to adopt the standards early.
2. Segment Reporting
The Company is organized into two reportable segments: Transportation and Logistics.
In the Transportation segment, the Company provides multiple services to facilitate the movement of raw materials, parts and finished goods. The Company accomplishes this by using its proprietary transportation technology, third-party carriers and Company-owned trucks and service centers. XPO’s transportation services include: freight brokerage, last mile, less-than-truckload (“LTL”), truckload, global forwarding and managed transportation. Freight brokerage, last mile, global forwarding and managed transportation are all non-asset or asset-light businesses. LTL and truckload are primarily asset-based.

In the Logistics segment, referred to as supply chain, the Company provides a range of contract logistics services, including value-added warehousing and distribution, cold chain solutions, e-fulfillment, reverse logistics, packaging, factory support, aftermarket support and inventory management services for customers. In addition, the Company provides highly engineered, customized solutions and supply chain optimization services, such as production flow management.
Certain of the Company’s operating units provide services to other Company operating units outside of their reportable segment. Billings for such services are based on negotiated rates, which the Company believes approximate fair value, and are reflected as revenues of the billing segment. These rates are adjusted from time to time based on market conditions. Such intersegment revenues and expenses are eliminated in the Company’s consolidated results.
Corporate includes corporate headquarters costs for executive officers and certain legal and financial functions, as well as certain other costs and credits not attributed to the Company’s core business. These costs are not allocated to the business segments.
The Company’s chief operating decision maker (“CODM”) regularly reviews financial information at the reporting segment level in order to make decisions about resources to be allocated to the segments and to assess their performance. Segment results that are reported to the CODM include items directly attributable to a segment, as well as those that can be allocated on a reasonable basis. Asset information by segment is not provided to the Company’s CODM, as the majority of the Company’s assets are managed at the corporate level.
The Company evaluates performance based on the various financial measures of the respective business segments. The following table identifies selected financial data for the three and six months ended June 30, 2018 and 2017:

(In millions)	Transportation	Logistics	Corporate	Eliminations	Total
Three Months Ended June 30, 2018 (1)
Revenue	$2,887.7	$1,507.8	$—	$(32.0)	$4,363.5
Operating income (loss)	205.4	67.3	(44.7)	—	228.0
Depreciation and amortization	116.0	57.8	2.6	—	176.4

Three Months Ended June 30, 2017 (1)
Revenue	$2,522.7	$1,265.7	$—	$(28.1)	$3,760.3
Operating income (loss)	165.0	49.4	(39.3)	—	175.1
Depreciation and amortization	113.3	49.6	1.5	—	164.4

Six Months Ended June 30, 2018 (1)
Revenue	$5,661.8	$2,955.9	$—	$(62.7)	$8,555.0
Operating income (loss)	344.4	114.8	(90.2)	—	369.0
Depreciation and amortization	229.9	113.1	4.3	—	347.3

Six Months Ended June 30, 2017 (1)
Revenue	$4,914.5	$2,441.2	$—	$(55.9)	$7,299.8
Operating income (loss)	270.3	82.3	(73.7)	—	278.9
Depreciation and amortization	221.5	96.3	4.0	—	321.8

(1)
Certain immaterial organizational changes were made in the first quarter of 2018 related to the Company’s managed transportation business. Previously, it had been included in the Logistics segment and in 2018 it has been reflected in the Transportation segment. Prior period information was recast to conform to the current year presentation.

3. Revenue Recognition
Adoption of Topic 606, “Revenue from Contracts with Customers”
On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts that were not completed as of the adoption date. The Company recorded an immaterial adjustment to opening Retained earnings as of January 1, 2018 for the cumulative impact of adoption related to the recognition of in-transit revenue in its transportation business. Results for 2018 are presented under Topic 606, while prior periods were not adjusted and are reported under Topic 605 “Revenue Recognition”. The adoption of Topic 606 did not have a material impact on the Condensed Consolidated Financial Statements as of the adoption date or for the six months ended June 30, 2018.

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

Logistics
The Company’s logistics segment generates revenue from providing warehousing services for its customers, including e-fulfillment, reverse logistics, packaging and warehousing and distributing under contracts ranging from a few months to a few years. The Company’s performance obligations are satisfied over time as the customers simultaneously receive and consume the benefits of the Company’s services. The contracts contain a single performance obligation as the distinct services provided are satisfied over time and are substantially the same and possess the same pattern of transfer. The transaction price is based on the consideration specified in the contract with the customer and contains fixed and variable consideration. In general, the fixed consideration component of a contract represents reimbursement for facility and equipment costs incurred to satisfy the performance obligation and is recognized on a straight-line basis over the term of the contract. The variable consideration component is comprised of cost reimbursement, per unit pricing or time and materials pricing and is determined based on the costs, units or hours of services provided, respectively, and is recognized over time based on the level of activity volume.

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

Disaggregation of Revenues
The Company disaggregates its revenue by geographic area and service offering. The following table presents the Company’s revenue disaggregated by geographical area based on sales office location:

	Three Months Ended June 30, 2018
(In millions)	Transportation	Logistics	Eliminations	Total
Revenue
United States	$2,046.2	$533.0	$(5.2)	$2,574.0
North America (excluding United States)	66.8	15.6	—	82.4
France	385.7	176.9	(4.2)	558.4
United Kingdom	180.1	356.5	(17.5)	519.1
Europe (excluding France and United Kingdom)	203.4	399.9	(4.2)	599.1
Other	5.5	25.9	(0.9)	30.5
Total	$2,887.7	$1,507.8	$(32.0)	$4,363.5

	Six Months Ended June 30, 2018
(In millions)	Transportation	Logistics	Eliminations	Total
Revenue
United States	$4,000.1	$1,035.2	$(10.1)	$5,025.2
North America (excluding United States)	129.1	29.0	—	158.1
France	774.4	355.6	(8.7)	1,121.3
United Kingdom	350.2	695.8	(33.5)	1,012.5
Europe (excluding France and United Kingdom)	399.0	789.6	(8.6)	1,180.0
Other	9.0	50.7	(1.8)	57.9
Total	$5,661.8	$2,955.9	$(62.7)	$8,555.0

The following table presents the Company’s revenue disaggregated by service offering:

(In millions)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Transportation:
Freight brokerage and truckload	$1,210.4	$2,389.9
LTL	1,246.8	2,419.5
Last mile (1)	268.5	506.9
Managed transportation	114.3	251.2
Global forwarding	85.6	167.3
Transportation eliminations	(37.9)	(73.0)
Total Transportation segment revenue	2,887.7	5,661.8
Total Logistics segment revenue	1,507.8	2,955.9
Intersegment eliminations	(32.0)	(62.7)
Total revenue	$4,363.5	$8,555.0

(1)	Comprised of the Company’s North American last mile operations.

Contract Balances and Costs
The Company does not have material contract assets, liabilities or costs associated with arrangements with its customers at June 30, 2018 or December 31, 2017. The Company did not recognize a material amount of revenue during the six months ended June 30, 2018 that was deferred at December 31, 2017. The Company applies the practical expedient in Topic 606 that permits the recognition of incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in Direct operating expense.
Transaction Price Allocated to Remaining Performance Obligation
On June 30, 2018, the fixed consideration component of the Company’s remaining performance obligation was approximately $1 billion, of which the Company expects to recognize approximately 80% over the next three years and the remainder thereafter. Most of the remaining performance obligation relates to the Logistics reportable segment. The Company applies the disclosure exemption in Topic 606 that permits the omission of remaining performance obligations that either (i) have original expected durations of one year or less or (ii) contain variable consideration. The Company’s remaining performance obligations related to variable consideration will be satisfied over the remaining tenure of contracts based on the volume of services provided. Remaining performance obligation are estimates made at a point in time and actual amounts may differ from these estimates due to changes in foreign currency exchange rates and contract revisions and terminations.
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
The following table presents the account on the Condensed Consolidated Balance Sheets in which the Company’s derivative instruments have been recognized, the fair value hierarchy level applicable to each type of derivative instrument, and the related notional amounts and fair values:

	June 30, 2018
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges:
Cross-currency swap agreements	$1,287.0	Other long-term assets	$—	Other long-term liabilities	$(120.0)
Interest rate swap	1,200.0	Other current assets	—	Other current liabilities	—
Derivatives not designated as hedges:
Foreign currency option and forward contracts	445.0	Other current assets	0.8	Other current liabilities	(1.4)
Total			$0.8		$(121.4)

	December 31, 2017
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges:
Cross-currency swap agreements	$1,303.7	Other long-term assets	$—	Other long-term liabilities	$(146.4)
Derivatives not designated as hedges:
Foreign currency option and forward contracts	1,038.0	Other current assets	2.2	Other current liabilities	(15.5)
Total			$2.2		$(161.9)
The derivatives are classified as Level 2 within the fair value hierarchy. The derivatives are valued using inputs other than quoted prices, such as foreign exchange rates and yield curves.
The effect of derivative instruments designated as hedges and nonderivatives designated as hedges in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and June 30, 2017, are as follows:

	Amount Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Amount of Gain Reclassified from AOCI into Net Income	Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,
(In millions)	2018	2018	2017	2018	2018
Derivatives designated as cash flow hedges:
Cross-currency swap agreements	$2.7	$16.6	$—	$14.8	$0.1
Interest rate swaps	—	(0.3)	0.6	—	—
Derivatives designated as net investment hedges:
Cross-currency swap agreements	37.2	66.8	(58.2)	—	2.3
Nonderivatives designated as hedges:
Foreign currency denominated notes	—	—	5.0	—	—
Total		$83.1	$(52.6)	$14.8	$2.4

	Amount Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Amount of Gain Reclassified from AOCI into Net Income	Amount of Gain (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Six Months Ended June 30,
(In millions)	2018	2018	2017	2018	2018
Derivatives designated as cash flow hedges:
Cross-currency swap agreements	$2.7	$6.0	$—	$13.0	$0.3
Interest rate swaps	—	(0.3)	1.1	—	—
Derivatives designated as net investment hedges:
Cross-currency swap agreements	37.2	19.6	(62.3)	—	(0.7)
Nonderivatives designated as hedges:
Foreign currency denominated notes	—	—	5.6	—	—
Total		$25.3	$(55.6)	$13.0	$(0.4)
There were no gains (losses) reclassified out of Accumulated other comprehensive (loss) income (“AOCI”) into Net income for the three and six months ended June 30, 2017.

The pre-tax gain (loss) recognized in earnings for foreign currency option and forward contracts not designated as hedging instruments was $16.4 million and $(28.3) million for the three months ended June 30, 2018 and 2017, respectively, and $4.2 million and $(38.5) million for the six months ended June 30, 2018 and 2017, respectively. These amounts are recorded in Foreign currency (gain) loss in the Condensed Consolidated Statements of Operations.
Cross-Currency Swap Agreements
In May 2017, the Company entered into certain cross-currency swap agreements to manage the foreign currency exchange risk related to the Company’s international operations by effectively converting the fixed-rate U.S. Dollar (“USD”)-denominated 6.125% senior notes due 2023 (“Senior Notes due 2023”) (see Note 5—Debt), including the associated semi-annual interest payments, to fixed-rate, Euro (“EUR”)-denominated debt. The risk management objective of these transactions is to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies and reduce the variability in the functional currency equivalent cash flows of the Senior Notes due 2023.
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
The Company has designated the cross-currency swap agreements as qualifying hedging instruments and is accounting for these as net investment hedges. In the fourth quarter of 2017, and in accordance with the guidance in ASU 2017-12, the Company applied the simplified method of assessing the effectiveness of its net investment hedging relationships. Under this method, for each reporting period, the change in the fair value of the cross-currency swaps is initially recognized in AOCI. The change in the fair value due to foreign exchange remains in AOCI and the initial component excluded from effectiveness testing will initially remain in AOCI and then will be reclassified from AOCI to Interest expense each period in a systematic manner.
Additionally, in the fourth quarter of 2017, a portion of the cross-currency swap that hedges the Senior Notes due 2023 was de-designated as a net investment hedge and re-designated with a larger notional amount as a cash flow hedge. This cash flow hedge was entered into to manage the related foreign currency exposure from intercompany loans. The amounts in AOCI related to the net investment hedge at the date of de-designation were recognized as cumulative translation adjustments and will remain in AOCI until the subsidiary is sold or substantially liquidated. For the cash flow hedge, the Company reclassifies a portion of AOCI to Foreign currency (gain) loss to offset the foreign exchange impact in earnings created by the intercompany loans. The Company also amortizes a portion of AOCI to Interest expense related to the initial portion of a loss excluded from the assessment of effectiveness of the cash flow hedge.
Hedge of Net Investments in Foreign Operations
In addition to the cross-currency swaps, the Company periodically uses foreign currency denominated notes as nonderivative hedging instruments of its net investments in foreign operations. Prior to their redemption in 2017, the Company had designated the 5.75% senior notes due 2021 (“Senior Notes due 2021”) as a net investment hedge and the gains and losses resulting from the exchange rate adjustments to the designated portion of the foreign currency denominated notes were recorded in AOCI to the extent that the foreign currency denominated notes are effective in hedging the designated risk. As of June 30, 2018 and December 31, 2017, there is no amount of Long-term debt on the Condensed Consolidated Balance Sheets that is designated as a net investment hedge of its investments in international subsidiaries that use the EUR as their functional currency. The amount recognized in AOCI during the period that the Senior Notes due 2021 were designated as a net investment hedge remains in AOCI as of June 30, 2018 and will remain in AOCI until the subsidiary is sold or substantially liquidated. In 2018, the gains and losses resulting from exchange rate adjustments to the foreign currency denominated notes were recorded in the Condensed Consolidated Statements of Operations in Foreign currency (gain) loss. The Company does not expect amounts that are currently deferred in AOCI to be reclassified to income over the next 12 months.
Interest Rate Hedging
In 2018, the Company utilized a short-term interest rate swap to mitigate variability in forecasted interest payments on the Company’s Term loan facility. The interest rate swap converts a floating rate interest payment into a fixed rate interest payment. The Company designated the interest rate swap as a qualifying hedging instrument and is accounting for this derivative as a cash flow hedge.
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
Gains and losses resulting from fair value adjustments to the designated portion of interest rate swaps are recorded in AOCI and reclassified to Interest expense on the dates that interest payments accrued. Cash flows related to the interest rate swaps are included in Operating activities on the Condensed Consolidated Statements of Cash Flows.
Foreign Currency Option and Forward Contracts
In order to mitigate the currency translation risk that results from converting the financial statements of the Company’s international operations, which primarily use the EUR and British Pound Sterling as their functional currency, the Company uses foreign currency option and forward contracts. Additionally, the Company may use foreign currency forward contracts to mitigate the foreign currency exposure from intercompany loans. The foreign currency contracts were not designated as qualifying hedging instruments as of June 30, 2018. The contracts are not speculative; rather, they are used to manage the Company’s exposure to foreign currency exchange rate fluctuations. The contracts expire in 12 months or less. Gains or losses on the contracts are recorded in Foreign currency (gain) loss in the Condensed Consolidated Statements of Operations. Cash flows related to the foreign currency contracts are included in Operating activities on the Condensed Consolidated Statements of Cash Flows, except for the cash flows resulting from forwards designated as hedges of intercompany loans which are included in Investing activities.

5. Debt
The Company’s debt is comprised of the following:

	June 30, 2018		December 31, 2017
(In millions)	Principal Balance	Carrying Value	Principal Balance	Carrying Value
ABL facility	$—	$—	$100.0	$100.0
Term loan facility	1,503.0	1,471.5	1,494.0	1,455.6
6.125% Senior notes due 2023	535.0	528.5	535.0	528.0
6.50% Senior notes due 2022	1,600.0	1,584.7	1,600.0	1,583.0
6.70% Senior debentures due 2034	300.0	203.9	300.0	202.8
4.00% Euro private placement notes due 2020	14.0	14.7	14.4	15.3
Trade Securitization Program	364.0	360.7	302.6	298.6
Asset financing	53.3	53.3	90.0	90.0
Capital leases for equipment	273.7	273.7	247.9	247.9
Total debt	4,643.0	4,491.0	4,683.9	4,521.2
Current maturities of long-term debt	84.9	84.9	103.7	103.7
Long-term debt	$4,558.1	$4,406.1	$4,580.2	$4,417.5
The fair value of the Company’s debt at June 30, 2018 was $4,693.1 million, of which $2,546.6 million was classified as Level 1 and $2,146.5 million was classified as Level 2 in the fair value hierarchy. The fair value of the debt at December 31, 2017 was $4,816.1 million, of which $2,647.4 million was classified as Level 1 and $2,168.7 million was classified as Level 2. The Level 1 debt was valued using quoted prices in active markets. The Level 2 debt was valued using bid evaluation pricing models or quoted prices of securities with similar characteristics. The fair value of the asset financing arrangements approximates carrying value since the debt is primarily issued at a floating rate, may be prepaid any time at par without penalty, and the remaining life is short-term in nature.
ABL Facility
In October 2015, the Company entered into the Second Amended and Restated Revolving Loan Credit Agreement (the “ABL Facility”) which was amended in March 2018 to allow letters of credit to be issued in currencies other than USD and Canadian dollars. At June 30, 2018, the Company had a borrowing base of $978.6 million and availability under the ABL Facility of $740.0 million after considering outstanding letters of credit on the ABL Facility of $238.6 million. As of June 30, 2018, the Company was in compliance with the ABL Facility’s financial covenants.
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

The interest rate margin applicable to the New Term Loans was reduced from 1.25% to 1.00%, in the case of base rate loans, and from 2.25% to 2.00%, in the case of London Interbank Offered Rate (“LIBOR”) loans (with the LIBOR floor remaining at 0.0%). The interest rate on the New Term Loans was 4.09% at June 30, 2018. The New Term Loans will mature on February 23, 2025. The refinancing resulted in a debt extinguishment charge of $10.3 million during the first quarter of 2018.
In the first quarter of 2017, the Company recorded a debt extinguishment charge of $9.0 million in connection with the refinancing of the Term Loan facility (Amendment No. 2 to Credit Agreement).
Trade Securitization Program
In October 2017, XPO Logistics Europe SA (“XPO Logistics Europe”), in which the Company holds an 86.25% controlling interest, entered into a trade receivables securitization program for a term of three years co-arranged by Crédit Agricole and HSBC. In the first quarter of 2018, the aggregate maximum amount available under the program was increased to €350 million (approximately $408.0 million as of June 30, 2018). At June 30, 2018, the remaining borrowing capacity was €37.7 million (approximately $44.0 million) and the weighted-average interest rate was 1.02%.
6. Income Taxes
The Company’s effective income tax rates were 25.4% and 32.7% for the second quarter of 2018 and 2017, respectively, and 18.5% and 18.0% for the first six months of 2018 and 2017, respectively. The effective tax rates for both the second quarter and six-month periods of 2018 and 2017 were based on forecasted full year effective tax rates, adjusted for discrete items that occurred within the period presented. The effective tax rate for both the second quarter and six-month periods of 2018 reflects the enactment of the Tax Act, which permanently reduced the U.S. corporate statutory rate from 35% to 21% effective January 1, 2018. The effective tax rate for the second quarter of 2018 was impacted primarily by discrete tax benefits of $3.9 million associated with share-based payment arrangements. The effective tax rate for the second quarter of 2017 was impacted primarily by discrete tax benefits of $3.7 million associated with share-based payment arrangements and deferred tax asset revaluations.
The effective tax rate for the first six months of 2018 was impacted primarily by discrete tax benefits of $23.0 million associated with share-based payment arrangements and $4.3 million associated with the deduction of foreign taxes paid in prior years. The effective tax rate for the first six months of 2017 was impacted primarily by $11.4 million associated with share-based payment arrangements, the release of a valuation allowance of $3.3 million related to state tax matters and $2.6 million of reserves related to uncertain tax positions.
7. Noncontrolling Interests
The Company holds a controlling financial interest in entities where it currently holds, directly or indirectly, more than 50% of the voting rights or where it exercises control through substantive participating rights or as a general partner. Net income attributable to noncontrolling interests is deducted from Net income to determine Net income attributable to XPO. The noncontrolling interests reflected in our Condensed Consolidated Financial Statements primarily relate to the 13.75% outstanding minority interest in XPO Logistics Europe. We acquired an 86.25% controlling interest in XPO Logistics Europe in 2015. Activity for the equity attributable to noncontrolling interests for the six months ended June 30, 2018 and 2017 is as follows:

(In millions)	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$3,604.4	$405.6	$4,010.0
Net income	221.6	16.6	238.2
Other comprehensive loss	(64.5)	(13.2)	(77.7)
Other	(29.5)	(1.3)	(30.8)
Balance at June 30, 2018	$3,732.0	$407.7	$4,139.7

(In millions)	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	$2,700.0	$337.6	$3,037.6
Net income	73.2	8.9	82.1
Other comprehensive income	99.1	26.0	125.1
Other	7.9	(2.9)	5.0
Balance at June 30, 2017	$2,880.2	$369.6	$3,249.8

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2018	2017	2018	2017
Basic earnings per common share
Net income attributable to XPO	$149.0	$51.9	$221.6	$73.2
Cumulative preferred dividends	(0.7)	(0.7)	(1.4)	(1.4)
Non-cash allocation of undistributed earnings	(10.8)	(3.6)	(15.8)	(4.7)
Net income attributable to common shares, basic	$137.5	$47.6	$204.4	$67.1

Basic weighted-average common shares	120.7	111.8	120.4	111.6
Basic earnings per share	$1.14	$0.43	$1.70	$0.60

Diluted earnings per common share
Net income attributable to common shares, basic	$137.5	$47.6	$204.4	$67.1
Interest from Convertible Senior Notes	—	0.3	—	0.7
Net income attributable to common shares, diluted	$137.5	$47.9	$204.4	$67.8

Basic weighted-average common shares	120.7	111.8	120.4	111.6
Dilutive effect of Convertible Senior Notes	—	2.9	—	3.0
Dilutive effect of non-participating stock-based awards and equity forward	13.4	10.0	13.3	10.0
Diluted weighted-average common shares	134.1	124.7	133.7	124.6

Diluted earnings per share	$1.03	$0.38	$1.53	$0.54

Potential common shares excluded	10.2	10.2	10.2	10.2
Certain shares were not included in the computation of diluted earnings per share because the effect was anti-dilutive.

9. Legal and Regulatory Matters
The Company is involved, and will continue to be involved, in numerous proceedings arising out of the conduct of its business. These proceedings may include, among other matters, claims for property damage or personal injury incurred in connection with the transportation of freight, claims regarding anti-competitive practices, and employment-related claims, including claims involving asserted breaches of employee restrictive covenants and tortious interference with contracts. These matters also include numerous purported class action, multi-plaintiff and individual lawsuits, and administrative proceedings that claim either that the Company’s owner operators or contract carriers should be treated as employees, rather than independent contractors, or that certain of the Company’s drivers were not paid for all compensable time or were not provided with required meal or rest breaks. These lawsuits and proceedings may seek substantial monetary damages (including claims for unpaid wages, overtime, failure to provide meal and rest periods, unreimbursed business expenses and other items), injunctive relief, or both.
The Company establishes accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Accruals for loss contingencies are reviewed quarterly and adjusted as additional information becomes available. If a loss is not both probable and reasonably estimable, or if an exposure to loss exists in excess of the amount accrued therefor, the Company assesses whether there is at least a reasonable possibility that a loss, or additional loss, may have been incurred. If there is a reasonable possibility that a loss, or additional loss, may have been incurred, the Company discloses the estimate of the possible loss or range of loss if it is material and an estimate can be made, or states that such an estimate cannot be made. The evaluation as to whether a loss is reasonably possible or probable is based on the Company’s assessment, in conjunction with legal counsel, regarding the ultimate outcome of the matter.
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
Last Mile Logistics Classification Claims
Certain of the Company’s last mile logistics subsidiaries are party to several putative class action litigations brought by independent contract carriers who contracted with these subsidiaries in which the contract carriers assert that they should be classified as employees, rather than independent contractors. The particular claims asserted vary from case to case, but the claims generally allege unpaid wages, unpaid overtime, or failure to provide meal and rest periods, and seek reimbursement of the contract carriers’ business expenses. The cases include four related matters pending in the Federal District Court, Northern District of California: Ron Carter, Juan Estrada, Jerry Green, Burl Malmgren, Bill McDonald and Joel Morales v. XPO Logistics, Inc., filed in March 2016; Ramon Garcia v. Macy’s and XPO Logistics Inc., filed in July 2016; Kevin Kramer v. XPO Logistics Inc., filed in September 2016; and Hector Ibanez v. XPO Last Mile, Inc., filed in May 2017. The Company believes that it has adequately accrued for the potential impact of loss contingencies relating to the foregoing claims that are probable and reasonably estimable. The Company is unable at this time to estimate the amount of the possible loss or range of loss, if any, in excess of its accrued liability that it may incur as a result of these claims given, among other reasons, that the number and identities of plaintiffs in these lawsuits are uncertain and the range of potential loss could be impacted substantially by future rulings by the courts involved, including on the merits of the claims.
Last Mile TCPA Claims
The Company is a party to a putative class action litigation (Leung v. XPO Logistics, Inc., filed in May 2015 in the U.S. District Court, Illinois) alleging violations of the Telephone Consumer Protection Act (“TCPA”) related to an automated customer call system used by a last mile logistics business that the Company acquired. The Company has reached an agreement to resolve the Leung case, and the Court has approved the settlement and entered final judgment. The Company has accrued the full amount of the approved settlement.
10. Subsequent Events
In connection with a common stock offering in July 2017, the Company entered into separate forward sale agreements (the “Forward Sale Agreements”) with each of Morgan Stanley & Co. LLC and JPMorgan Chase Bank, National Association, London Branch (the “Forward Counterparties”) pursuant to which the Company agreed to sell, and each Forward Counterparty agreed to purchase, three million shares of the Company’s common stock (or six million shares of the Company’s common stock in the aggregate) subject to the terms and conditions of the Forward Sale Agreements, including the Company’s right to elect cash settlement or net share settlement. The initial forward price under each of the Forward Sale Agreements was $58.08 per share (which was the public offering price of the Company’s common stock for a primary offering of five million shares completed at that time, less the underwriting discount) and was subject to certain adjustments pursuant to the terms of the Forward Sale Agreements. In July 2018, the Company physically settled the forwards in full by delivering six million shares of common stock to the Forward Counterparties for net cash proceeds to the Company of approximately $351 million. Consistent with the Company’s strategy to grow its business in part through acquisitions, the Company entered into the Forward Sale Agreements to provide additional available cash for such acquisitions, among other general corporate purposes. As a part of its ordinary course treasury management activities, the Company has applied these net cash proceeds to the repayment of debt as described further below thereby reducing the Company’s overall outstanding debt and interest expense.

In July 2018, the Company redeemed $400 million of the $1.6 billion outstanding Senior Notes due 2022 that were originally issued in 2015. The redemption price for the Senior Notes due 2022 was 103.250% of the principal amount of the Notes, plus accrued and unpaid interest to, but excluding, the date of redemption. The redemption was primarily funded using proceeds from the settlement of the forwards described above. The loss on debt extinguishment of approximately $17 million will be reflected in the third quarter of 2018 results of operations.

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
Reference should be made to the audited Consolidated Financial Statements and notes thereto and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2017 Annual Report on Form 10-K.
Executive Summary
XPO Logistics, Inc., a Delaware corporation, together with its subsidiaries (“XPO,” the “Company,” “we” or “our”), is a top ten global provider of cutting-edge supply chain solutions to the most successful companies in the world. We operate as a highly integrated network of people, technology and physical assets. We use our network to help our customers manage their goods more efficiently throughout their supply chains.
We run our business on a global basis, with two segments: Transportation and Logistics. Within each segment, we have built robust service offerings that are positioned to capitalize on fast-growing areas of customer demand. Substantially all of our businesses operate under the single brand of XPO Logistics.
Our markets are highly diversified. Based on where orders originated, approximately 60% of our 2017 revenue was generated in the United States, 13% in France and 12% in the United Kingdom. Of the balance, Spain is the next largest market at 4% of revenue. The more than 50,000 customers we serve are in every major industry and touch every part of the economy. Our revenue derives from a mix of key verticals, such as retail and e-commerce, food and beverage, consumer packaged goods and industrial. As of June 30, 2018, we operated in 32 countries with 1,505 locations and over 97,000 employees.
Transportation Segment
We offer customers an unmatched network of multiple transportation modes, flexible capacity and route density that transports freight quickly and cost effectively from origin to destination. Our scale is a significant advantage — both for XPO, as a competitive advantage, and for our customers, who depend on us to provide reliable capacity under all market conditions.

We are the second largest freight brokerage provider globally, with leading positions in North America and Europe; and a top five global provider of managed transportation based on the value of freight under management. In North America, we are the largest provider of last mile logistics for heavy goods; the largest manager of expedite shipments; the second largest provider of less-than-truckload (“LTL”) transportation; the third largest provider of intermodal services, including a national drayage network; and a global freight forwarder with a large network of ocean, air, ground and cross-border services.
In Europe, we have the largest owned road transportation fleet. We offer truckload transportation in Europe as dedicated, non-dedicated and brokered services; last mile logistics services; and LTL transportation through one of the largest LTL networks in Western Europe.
Our Transportation segment uses a blended model of owned, contracted and brokered capacity. This gives us the flexibility to provide solutions that best serve the interests of our customers and the Company. As of June 30, 2018, globally, we had approximately 12,000 independent owner operators under contract to provide drayage, expedite, last mile and LTL services to our customers, and more than 50,000 independent brokered carriers representing over 1,000,000 trucks on the road.
We employ professional drivers that transport goods for customers using our fleet of owned and leased trucks and trailers. Globally, our road fleet encompasses approximately 16,000 tractors and 39,000 trailers, primarily related to our LTL and truckload operations. These assets also provide capacity for our freight brokerage operations as needed. Our company overall is asset-light; the revenue generated by activities directly associated with our owned assets accounted for just under a third of our revenue in 2017.
Logistics Segment
In our Logistics segment, which we sometimes refer to as supply chain or contract logistics, we provide a range of differentiated and data-intensive services, such as highly engineered, customized solutions, supply chain optimization, including production flow management, order personalization and other customized fulfillment processes. Additionally, we provide value-added warehousing and distribution, cold chain solutions, e-commerce fulfillment, reverse logistics, recycling, storage, factory support, aftermarket support, manufacturing, distribution, packaging and labeling, and a range of inventory management services. Once we secure a logistics contract, the average tenure is approximately five years and the relationship can lead to a wider use of our services, such as inbound and outbound transportation.
XPO is the second largest contract logistics provider worldwide, with an expansive, global footprint of shared and dedicated facilities that makes us particularly attractive to large customers with multinational operations. Our logistics customers include the preeminent names in retail and e-commerce, food and beverage, technology, aerospace, wireless, industrial and manufacturing, chemical, agribusiness, life sciences and healthcare.
We also benefit from a strong presence in the high-growth e-commerce sector. E-commerce is predicted to continue to grow globally at a double-digit rate through at least 2025 and, increasingly, order fulfillment is being outsourced. We are the largest outsourced e-fulfillment provider in Europe, and we have a major platform for e-fulfillment in North America, where we provide highly customized solutions that include reverse logistics and omnichannel services.
Operating Philosophy
We believe that our ability to provide customers with integrated, end-to-end supply chain solutions gives us a competitive advantage. Many customers, particularly large companies, are moving to large, single-source relationships with multi-modal providers to handle their supply chain requirements. We have built XPO to capitalize on this trend, as well as the trend toward outsourcing in transportation and logistics, the growth of e-commerce, and the adoption of just-in-time inventory practices.
Two hallmarks of our operations worldwide are technology and sustainability.
We place massive importance on innovation because we believe that world-class technology in the hands of well-trained employees is the ultimate competitive advantage in our industry. We view our technology as being critical to continuously improving customer service, controlling costs and leveraging our scale. Our annual investment in technology is among the highest in our industry.

We concentrate our efforts in the following areas of innovation: automation and robotics; big data; visibility and customer service; and the digital freight marketplace. We have built a highly scalable and integrated system on a cloud-based platform that speeds up both the development process and the time-to-launch. Our global team of more than 1,700 technology professionals can deploy proprietary software very rapidly.
Our focus is on developing innovations that differentiate our services and create tangible value for our customers and investors. For example, we have the ability to share data with our customers in real time, including visibility of orders moving through fulfillment, shipments in transit and on-demand availability of truckload capacity. Internally, our technology gives us a birds-eye view of real-time market conditions and pricing for truckload, intermodal and LTL, and facilitates load assignments with our independent contractors, all of which greatly enhances customer service.
In addition, we have a strong, global commitment to sustainability. We own the largest natural gas truck fleet in Europe, and we launched government-approved mega-trucks in Spain, both of which reduce our carbon footprint. We have been awarded the label “Objectif CO2” for outstanding environmental performance of transport operations in Europe by the French Ministry of the Environment and the French Environment and Energy Agency.
Many of our logistics facilities globally are ISO 14001-certified, which ensures environmental and other regulatory compliances. We monitor fuel emissions from forklifts, with protocols in place to take immediate corrective action if needed. Our packaging engineers ensure that the optimal carton size is used for each product slated for distribution and, as a byproduct of reverse logistics, we recycle millions of electronic components and batteries each year. These are just a few of the many initiatives that reflect our commitment to operating in a progressive and environmentally sound manner, with the greatest efficiency and least waste possible.
XPO Logistics, Inc.
Consolidated Summary Financial Table

	Three Months Ended June 30,		Percent of Revenue		Change	Six Months Ended June 30,		Percent of Revenue		Change
(Dollars in millions)	2018	2017	2018	2017	2018 vs. 2017	2018	2017	2018	2017	2018 vs. 2017
Revenue	$4,363.5	$3,760.3	100.0%	100.0%	16.0%	$8,555.0	$7,299.8	100.0%	100.0%	17.2%
Cost of transportation and services	2,274.5	1,970.4	52.1%	52.4%	15.4%	4,499.1	3,858.4	52.6%	52.9%	16.6%
Direct operating expense	1,406.7	1,202.7	32.2%	32.0%	17.0%	2,782.4	2,348.7	32.5%	32.2%	18.5%
SG&A expense	454.3	412.1	10.4%	11.0%	10.2%	904.5	813.8	10.6%	11.1%	11.1%
Operating income	228.0	175.1	5.2%	4.7%	30.2%	369.0	278.9	4.3%	3.8%	32.3%
Other expense (income)	(30.2)	(12.5)	(0.7)%	(0.3)%	141.6%	(49.8)	(19.0)	(0.6)%	(0.3)%	162.1%
Foreign currency (gain) loss	(10.0)	28.3	(0.2)%	0.8%	(135.3)%	2.0	38.9	—%	0.5%	(94.9)%
Debt extinguishment loss	—	—	—%	—%	—%	10.3	9.0	0.1%	0.1%	14.4%
Interest expense	54.9	74.3	1.3%	2.0%	(26.1)%	114.3	149.9	1.3%	2.1%	(23.7)%
Income before income tax provision	213.3	85.0	4.9%	2.3%	150.9%	292.2	100.1	3.4%	1.4%	191.9%
Income tax provision	54.2	27.8	1.2%	0.7%	95.0%	54.0	18.0	0.6%	0.2%	200.0%
Net income	$159.1	$57.2	3.6%	1.5%	178.1%	$238.2	$82.1	2.8%	1.1%	190.1%
Consolidated Results
Revenue for the second quarter of 2018 increased 16.0% to $4.4 billion as compared to the same period in 2017. Revenue for the first six months of 2018 increased 17.2% to $8.6 billion as compared to the same period in 2017. The increase in both the second quarter and six-month periods was primarily driven by growth in our European and North American contract logistics businesses, as well as improvements in the transportation business, most notably in our freight brokerage and last mile service offerings. In addition, foreign currency movement accounted for approximately 3.1% of the revenue increase for the second quarter of 2018 and 4.5% for the first half of 2018.

Cost of transportation and services includes the cost of providing or procuring freight transportation services for XPO customers, salaries paid to employee drivers in our truckload and LTL businesses, and commissions paid to independent station owners in our global forwarding business.
Cost of transportation and services for the second quarter of 2018 was $2,274.5 million, or 52.1% of revenue, compared to $1,970.4 million, or 52.4% of revenue, in the second quarter of 2017. Cost of transportation and services for the first six months of 2018 was $4,499.1 million, or 52.6% of revenue, compared to $3,858.4 million, or 52.9% of revenue, in the first six months of 2017. The decrease as a percentage of revenue in both the second quarter and six-month periods was primarily driven by a higher mix of contract logistics revenue in Europe and North America, and net revenue margin improvement in freight brokerage. Net revenue is defined as Revenue less Cost of transportation and services.
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
Direct operating expense for the second quarter of 2018 was $1,406.7 million, or 32.2% of revenue, compared to $1,202.7 million, or 32.0% of revenue, in the second quarter of 2017. Direct operating expense for the first six months of 2018 was $2,782.4 million, or 32.5% of revenue, compared to $2,348.7 million, or 32.2% of revenue, in the first six months of 2017. The increase as a percentage of revenue in both the second quarter and six-month periods was primarily driven by higher payroll and temporary labor expense related to an increase in the number of new Logistics contract startups.
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
SG&A for the second quarter of 2018 was $454.3 million, or 10.4% of revenue, compared to $412.1 million, or 11.0% of revenue, in the second quarter of 2017. SG&A for the first six months of 2018 was $904.5 million, or 10.6% of revenue, compared to $813.8 million, or 11.1% of revenue, in the first six months of 2017. The decrease in SG&A as a percentage of revenue in both the second quarter and six-month periods primarily reflects savings from shared services, centralized procurement initiatives, and lower professional services and consulting costs. Improvement in SG&A as a percentage of revenue also reflects revenue growth of 16.0% for the second quarter of 2018 and 17.2% for the first six months of 2018.
Other expense (income) for the second quarter of 2018 was $(30.2) million as compared to $(12.5) million in the second quarter of 2017. Other expense (income) for the first six months of 2018 was $(49.8) million as compared to $(19.0) million in the first six months of 2017. Other expense (income) includes net periodic benefit income and gains and losses on sales of property and equipment. Net periodic benefit income was $18.2 million and $9.9 million in the second quarter of 2018 and 2017, respectively. Net periodic benefit income was $36.7 million and $19.7 million in the first six months of 2018 and 2017, respectively. Other expense (income) for the three and six months ended June 30, 2018 included a gain of approximately $9 million related to a terminated swap.
Foreign currency (gain) loss for the second quarter of 2018 was $(10.0) million as compared to $28.3 million in the second quarter of 2017. The primary driver of Foreign currency (gain) loss was unrealized gains incurred on foreign currency option and forward contracts in the second quarter of 2018 compared to unrealized losses in the second quarter of 2017. Foreign currency loss for the first six months of 2018 was $2.0 million as compared to $38.9 million in the first six months of 2017. For the first six months of 2018, foreign currency loss reflects realized losses on foreign currency option and forward contracts as well as foreign currency transaction and remeasurement losses, partially offset by unrealized gains incurred on foreign currency option and forward contracts. For the first six months of 2017, the foreign currency loss primarily reflects unrealized losses on foreign currency option and forward contracts. For additional information on our foreign currency option and forward contracts, see Note 4—Derivative Instruments of the Condensed Consolidated Financial Statements.

The debt extinguishment losses of $10.3 million and $9.0 million for the first six months of 2018 and 2017, respectively, related to refinancings of our Term Loan facility. See Liquidity and Capital Resources below for further information.
Interest expense decreased to $54.9 million in the second quarter of 2018 from $74.3 million in the second quarter of 2017. Interest expense decreased to $114.3 million in the first six months of 2018 from $149.9 million in the first six months of 2017. The decrease in interest expense in both the second quarter and six-month periods reflects the reduction in average total indebtedness and the lower rates attributable to our recent refinancings.
Our effective income tax rates were 25.4% and 32.7% for the second quarter of 2018 and 2017, respectively, and 18.5% and 18.0% for the first six months of 2018 and 2017, respectively. The effective tax rates for both the second quarter and six-month periods of 2018 and 2017 were based on forecasted full year effective tax rates, adjusted for discrete items that occurred within the period presented. The effective tax rate for both the second quarter and six-month periods of 2018 reflects the enactment of the Tax Cuts and Jobs Act (the “Tax Act”), which permanently reduced the U.S. corporate statutory rate from 35% to 21% effective January 1, 2018.
Transportation
Summary Financial Table

	Three Months Ended June 30,		Percent of Revenue		Change	Six Months Ended June 30,		Percent of Revenue		Change
(Dollars in millions)	2018 (1)	2017 (1)	2018	2017	2018 vs. 2017	2018 (1)	2017 (1)	2018	2017	2018 vs. 2017
Revenue	$2,887.7	$2,522.7	100.0%	100.0%	14.5%	$5,661.8	$4,914.5	100.0%	100.0%	15.2%
Operating income	205.4	165.0	7.1%	6.5%	24.5%	344.4	270.3	6.1%	5.5%	27.4%

(1)
Certain immaterial organizational changes were made in the first quarter of 2018 related to our managed transportation business. Previously, it had been included in the Logistics segment and in 2018 it has been reflected in the Transportation segment. Prior period information was recast to conform to the current year presentation.

Note: Total depreciation and amortization for the Transportation segment included in Cost of transportation and services, Direct operating expense and SG&A was $116.0 million and $113.3 million for the three months ended June 30, 2018 and 2017, respectively, and $229.9 million and $221.5 million for the six months ended June 30, 2018 and 2017, respectively.
Transportation
Revenue in our Transportation segment increased 14.5% to $2.9 billion for the second quarter of 2018, compared with $2.5 billion for the second quarter of 2017. For the six-month period, revenue increased 15.2% to $5.7 billion for the first six months of 2018, compared with $4.9 billion for the first six months of 2017. The increase in both the second quarter and six-month periods was led by increases in freight brokerage and last mile in North America, as well as dedicated truckload transportation in the United Kingdom and France. Revenue also benefitted 2.2% in the second quarter of 2018 and 3.2% in the first six months of 2018 from favorable foreign exchange rates.
Operating income for the second quarter of 2018 increased to $205.4 million, or 7.1% of revenue, compared with $165.0 million, or 6.5% of revenue, for the same quarter in 2017. Operating income for the first six months of 2018 increased to $344.4 million, or 6.1% of revenue, compared with $270.3 million, or 5.5% of revenue, for the same six-month period in 2017. The increase in both the second quarter and six-month periods was driven primarily by revenue growth, led by improved profitability in freight brokerage and last mile in North America, and dedicated truckload and LTL in Europe.

Logistics
Summary Financial Table

	Three Months Ended June 30,		Percent of Revenue		Change	Six Months Ended June 30,		Percent of Revenue		Change
(Dollars in millions)	2018 (1)	2017 (1)	2018	2017	2018 vs. 2017	2018 (1)	2017 (1)	2018	2017	2018 vs. 2017
Revenue	$1,507.8	$1,265.7	100.0%	100.0%	19.1%	$2,955.9	$2,441.2	100.0%	100.0%	21.1%
Operating income	67.3	49.4	4.5%	3.9%	36.2%	114.8	82.3	3.9%	3.4%	39.5%

(1)
Certain immaterial organizational changes were made in the first quarter of 2018 related to our managed transportation business. Previously, it had been included in the Logistics segment and in 2018 it has been reflected in the Transportation segment. Prior period information was recast to conform to the current year presentation.

Note: Total depreciation and amortization for the Logistics segment included in Cost of transportation and services, Direct operating expense and SG&A was $57.8 million and $49.6 million for the three months ended June 30, 2018 and 2017, respectively, and $113.1 million and $96.3 million for the six months ended June 30, 2018 and 2017, respectively.
Logistics
Revenue in our Logistics segment increased by 19.1% to $1.5 billion for the second quarter of 2018, compared with $1.3 billion for the second quarter of 2017. For the six-month period, revenue increased by 21.1% to $3.0 billion for the first six months of 2018, compared with $2.4 billion for the first six months of 2017. The increase in both the second quarter and six-month periods was driven by strong demand for contract logistics in both Europe and North America. European logistics revenue growth reflected a significant benefit from new contract starts with retail, e-commerce and fashion customers in the United Kingdom, the Netherlands, Spain, Italy and France. In North America, the largest gains came from the omnichannel retail, consumer packaged goods, and technology sectors. Revenue also benefitted 4.7% in the second quarter of 2018 and 6.9% in the first six months of 2018 from favorable foreign exchange rates.
Operating income for the second quarter of 2018 increased to $67.3 million, or 4.5% of revenue, compared with $49.4 million, or 3.9% of revenue, for the same quarter in 2017. Operating income for the first six months of 2018 increased to $114.8 million, or 3.9% of revenue, compared with $82.3 million, or 3.4% of revenue, for the same six-month period in 2017. The increase in both the second quarter and six-month periods was driven by strong revenue growth and site productivity improvements, partially offset by higher direct operating costs related to new contract startups that resulted in higher temporary labor costs, payroll expenses, and higher use of purchased services.
Liquidity and Capital Resources
Our principal existing sources of cash are cash generated from operations and borrowings available under the Second Amended and Restated Revolving Loan Credit Agreement (the “ABL Facility”). As of June 30, 2018, we had cash and cash equivalents of $361.4 million and availability under the ABL Facility of $740.0 million. Availability under the ABL Facility is based on a borrowing base of $978.6 million, as well as outstanding letters of credit of $238.6 million, respectively.
We continually evaluate our liquidity requirements, capital needs and the availability of capital resources based on our operating needs and our planned growth initiatives. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months.
Refinancing of Existing Term Loans
In February 2018, we entered into a Refinancing Amendment (Amendment No. 3 to Credit Agreement) (the “Third Amendment”), by and among XPO, its subsidiaries signatory thereto, as guarantors, the lenders party thereto and Morgan Stanley Senior Funding, Inc., in its capacity as administrative agent, amending that certain Senior Secured Term Loan Credit Agreement, dated as of October 30, 2015 (as amended, amended and restated, supplemented or otherwise modified, including by that certain Incremental and Refinancing Amendment (Amendment No. 1 to Credit

Agreement), dated as of August 25, 2016, and by that certain Refinancing Amendment (Amendment No. 2 to Credit Agreement), dated March 10, 2017, the “Term Loan Credit Agreement”).
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
The interest rate margin applicable to the New Term Loans was reduced from 1.25% to 1.00%, in the case of base rate loans, and from 2.25% to 2.00%, in the case of London Interbank Offered Rate (“LIBOR”) loans (with the LIBOR floor remaining at 0.0%). The interest rate on the New Term Loans was 4.09% at June 30, 2018. The New Term Loans will mature on February 23, 2025. The refinancing resulted in a debt extinguishment charge of $10.3 million during the first quarter of 2018.
In the first quarter of 2017, we recorded a debt extinguishment charge of $9.0 million in connection with the refinancing of the Term Loan facility (Amendment No. 2 to Credit Agreement).
Trade Securitization Program
In October 2017, XPO Logistics Europe SA, in which we hold an 86.25% controlling interest, entered into a trade receivables securitization program for a term of three years co-arranged by Crédit Agricole and HSBC. In the first quarter of 2018, the aggregate maximum amount available under the program was increased to €350 million (approximately $408.0 million as of June 30, 2018). At June 30, 2018, the remaining borrowing capacity was €37.7 million (approximately $44.0 million) and the weighted-average interest rate was 1.02%.
Loan Covenants and Compliance
As of June 30, 2018, we were in compliance with the covenants and other provisions of our debt agreements. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
Equity Forward Settlement and Debt Redemption
In connection with a common stock offering in July 2017, we entered into separate forward sale agreements (the “Forward Sale Agreements”) with each of Morgan Stanley & Co. LLC and JPMorgan Chase Bank, National Association, London Branch (the “Forward Counterparties”) pursuant to which we agreed to sell, and each Forward Counterparty agreed to purchase, three million shares of our common stock (or six million shares of our common stock in the aggregate) subject to the terms and conditions of the Forward Sale Agreements, including our right to elect cash settlement or net share settlement. The initial forward price under each of the Forward Sale Agreements was $58.08 per share (which was the public offering price of our common stock for a primary offering of five million shares completed at that time, less the underwriting discount) and was subject to certain adjustments pursuant to the terms of the Forward Sale Agreements. In July 2018, we physically settled the forwards in full by delivering six million shares of common stock to the Forward Counterparties for net cash proceeds to us of approximately $351 million. Consistent with our strategy to grow our business in part through acquisitions, we entered into the Forward Sale Agreements to provide additional available cash for such acquisitions, among other general corporate purposes. As a part of our ordinary course treasury management activities, we have applied these net cash proceeds to the repayment of debt as described further below thereby reducing our overall outstanding debt and interest expense.
In July 2018, we redeemed $400 million of the $1.6 billion outstanding 6.50% senior notes due 2022 (“Senior Notes due 2022”) that were originally issued in 2015. The redemption price for the Senior Notes due 2022 was 103.250% of the principal amount of the Notes, plus accrued and unpaid interest to, but excluding, the date of redemption. The redemption was primarily funded using proceeds from the settlement of the forwards described above. The loss on debt extinguishment of approximately $17 million will be reflected in the third quarter of 2018 results of operations.

Sources and Uses of Cash
During the six months ended June 30, 2018, we: (i) generated cash from operating activities of $248.0 million, (ii) received proceeds, net of repurchases, of $81.2 million on our long-term debt, and (iii) generated proceeds from sales of assets of $61.5 million. We used cash during this period principally to (i) purchase property and equipment of $267.7 million, (ii) make repayments, net of advances, of $100.0 million on our ABL Facility, (iii) make payments on long-term debt and capital leases of $59.4 million, and (iv) make payments for tax withholdings on restricted shares of $45.5 million.
During the six months ended June 30, 2017, we: (i) generated cash from operating activities of $225.9 million, (ii) generated proceeds from sales of assets of $42.2 million, and (iii) received proceeds, net of repayments, on our Term Loan Facility of $12.1 million. We used cash during this period principally to (i) purchase property and equipment of $262.0 million, (ii) make payments on long-term debt and capital leases of $60.3 million, (iii) make repayments, net of advances, of $30.0 million on our ABL Facility, and (iv) make payments for tax withholdings on restricted shares of $14.2 million.
Cash flows from operating activities for the six months ended June 30, 2018 increased by $22.1 million compared to the prior year six-month period due to higher cash-related net income of $109.9 million, partially offset by net movements in operating assets and liabilities of $87.8 million. The increase in cash-related net income for the six months ended June 30, 2018 compared to 2017 was primarily due to higher revenues in both our transportation and logistics segments. Cash-related net income represents total cash flows from operating activities less changes in assets and liabilities on the Condensed Consolidated Statements of Cash Flows. The largest components of cash-related net income are Net income plus Depreciation and amortization. The changes in the balances of operating assets and liabilities for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily resulted from higher revenues, which led to a higher growth in accounts receivable on a year-over-year basis.
Investing activities used $195.8 million and $219.8 million of cash in the six months ended June 30, 2018 and 2017, respectively. During the six months ended June 30, 2018, we used $267.7 million of cash to purchase fixed assets and received $61.5 million from the sale of assets. During the six months ended June 30, 2017, we used $262.0 million of cash to purchase fixed assets and received $42.2 million from the sale of assets.
Financing activities used $119.3 million and $98.5 million of cash in the six months ended June 30, 2018 and 2017, respectively. The main source of cash from financing activities during the six months ended June 30, 2018 was $887.2 million of net proceeds from the issuance of long-term debt, consisting of the refinancing of the New Term Loans and amounts received under the senior variable funding notes in connection with our trade securitization program. The primary use of cash during the six months ended June 30, 2018 was $812.4 million repurchase of debt, consisting of the refinancing of the Existing Term Loans, $100.0 million of net repayments on our ABL Facility, $59.4 million repayment of debt and capital leases and $45.5 million of payments for tax withholding related to restricted shares. During the six months ended June 30, 2017, the main source of cash was the $514.6 million of net proceeds from the issuance of long-term debt. Our primary use of cash from financing activities during the six months ended June 30, 2017 was $511.4 million repurchase of debt, $60.3 million repayment of debt and capital leases, $30.0 million of net repayments on our ABL Facility and $14.2 million of payments for tax withholding related to restricted shares.
Contractual Obligations
Following the refinancing of the New Term Loans in February 2018, the principal balance of approximately $1.5 billion became due in 2025. The Existing Term Loans were previously scheduled to mature in 2021. Additional annual interest payments of approximately $60 million are due in 2022 through 2024. During the six months ended June 30, 2018, there were no other material changes to our December 31, 2017 contractual obligations.
New Accounting Standards
Information related to new accounting standards is included in Note 1—Organization, Description of Business and Basis of Presentation and Note 3—Revenue Recognition to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We have a significant proportion of our net assets and income in non-U.S. dollar currencies, primarily the Euro (“EUR”) and British Pound Sterling (“GBP”). We are exposed to currency risk from the potential changes in functional currency values of our foreign currency denominated assets, liabilities and cash flows. Consequently, a depreciation of the EUR and GBP relative to the U.S. dollar could have an adverse impact on our financial results. In order to mitigate against the risk of a reduction in the value of foreign currency from the Company’s international operations, the Company uses foreign currency option and forward contracts and gains or losses on these contracts are recorded in Foreign currency (gain) loss in the Condensed Consolidated Statements of Operations. See Note 4—Derivative Instruments for further information.
There have been no material changes to our quantitative and qualitative disclosures about market risk during the six months ended June 30, 2018 as compared to the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 4. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of June 30, 2018 were effective as of such time such that the information required to be included in our SEC reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries, and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II—Other Information
Item 1. Legal Proceedings.
For information related to our legal proceedings, please refer to “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and Note 9—Legal and Regulatory Matters of Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
There are no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the quarter ended June 30, 2018, pursuant to the Investment Agreement dated as of June 13, 2011 by and among Jacobs Private Equity, LLC (“JPE”) and the other investors party thereto (collectively with JPE, the “Investors”) the Company issued 53,500 unregistered shares of its common stock as a result of the cashless exercise of warrants by certain shareholders. The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933, as amended, in accordance with Section 4(a)(2) thereof, as a transaction by an issuer not involving any public offering.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

10.1 +
Employment Agreement, dated as of April 19, 2018, between the registrant and Kenneth R. Wagers III (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 24, 2018).

31.1 *
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018.

31.2 *
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018.

32.1 **
Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018.

32.2 **
Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018.

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
Date: August 3, 2018