Form 10-Q
period 2018-09-30
XPO Logistics, Inc.
filed 2018-11-05
CIK 1166003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
Form 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 26, 2018, there were 126,946,929 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

XPO Logistics, Inc.
Form 10-Q

Part I—Financial Information
Item 1. Financial Statements.
XPO Logistics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(In millions, except per share data)	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$427.9	$396.9
Accounts receivable, net of allowances of $51.9 and $42.4, respectively	2,914.9	2,725.3
Other current assets	487.5	465.7
Total current assets	3,830.3	3,587.9
Property and equipment, net of $1,454.8 and $1,109.5 in accumulated depreciation, respectively	2,705.2	2,663.7
Goodwill	4,494.8	4,563.6
Identifiable intangible assets, net of $670.6 and $559.5 in accumulated amortization, respectively	1,298.7	1,435.3
Other long-term assets	347.1	351.1
Total long-term assets	8,845.8	9,013.7
Total assets	$12,676.1	$12,601.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,231.8	$1,250.7
Accrued expenses	1,517.9	1,525.8
Current maturities of long-term debt	84.0	103.7
Other current liabilities	161.4	116.9
Total current liabilities	2,995.1	2,997.1
Long-term debt	4,005.3	4,417.5
Deferred tax liability	428.9	418.8
Employee benefit obligations	157.9	162.1
Other long-term liabilities	499.1	596.1
Total long-term liabilities	5,091.2	5,594.5
Stockholders’ equity:
Convertible perpetual preferred stock, $0.001 par value; 10.0 shares authorized; 0.07 of Series A shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	41.0	41.2
Common stock, $0.001 par value; 300.0 shares authorized; 126.9 and 119.9 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	0.1	0.1
Additional paid-in capital	3,913.5	3,590.0
Retained earnings (accumulated deficit)	286.1	(42.6)
Accumulated other comprehensive (loss) income	(59.2)	15.7
Total stockholders' equity before noncontrolling interests	4,181.5	3,604.4
Noncontrolling interests	408.3	405.6
Total equity	4,589.8	4,010.0
Total liabilities and equity	$12,676.1	$12,601.6
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2018	2017	2018	2017
Revenue	$4,335.1	$3,887.1	$12,890.1	$11,186.9
Operating expenses
Cost of transportation and services	2,248.6	2,043.4	6,747.7	5,901.8
Direct operating expense	1,430.3	1,267.4	4,212.7	3,616.1
Sales, general and administrative expense	447.2	399.6	1,351.7	1,213.4
Total operating expenses	4,126.1	3,710.4	12,312.1	10,731.3
Operating income	209.0	176.7	578.0	455.6
Other expense (income)	(18.3)	(16.8)	(68.1)	(35.8)
Foreign currency loss	3.3	15.0	5.3	53.9
Debt extinguishment loss	16.8	4.6	27.1	13.6
Interest expense	51.0	72.5	165.3	222.4
Income before income tax provision	156.2	101.4	448.4	201.5
Income tax provision	41.0	30.4	95.0	48.4
Net income	115.2	71.0	353.4	153.1
Net income attributable to noncontrolling interests	(6.2)	(8.5)	(22.8)	(17.4)
Net income attributable to XPO	$109.0	$62.5	$330.6	$135.7

Earnings per share data:
Net income attributable to common shareholders	$100.8	$57.5	$305.2	$124.5

Basic earnings per share	$0.81	$0.49	$2.50	$1.10
Diluted earnings per share	$0.74	$0.44	$2.26	$0.99

Weighted-average common shares outstanding
Basic weighted-average common shares outstanding	125.2	117.5	122.1	113.5
Diluted weighted-average common shares outstanding	136.6	129.8	134.8	126.2
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Net income	$115.2	$71.0	$353.4	$153.1

Other comprehensive (loss) income, net of tax
Foreign currency translation (loss) gain, net of tax effect of $(1.0), $19.3, $0.7 and $41.1	$(12.2)	$50.8	$(80.8)	$181.0
Unrealized (loss) gain on financial assets/liabilities designated as hedging instruments, net of tax effect of $0.1, $4.0, $(0.6) and $1.0	(0.1)	2.8	(8.6)	(2.3)
Defined benefit plans adjustments, net of tax effect of $0.1, $1.9, $0.2 and $1.9	(0.4)	(1.0)	(1.0)	(1.0)
Other comprehensive (loss) income	(12.7)	52.6	(90.4)	177.7
Comprehensive income	$102.5	$123.6	$263.0	$330.8
Less: Comprehensive income attributable to noncontrolling interests	4.0	21.1	7.4	56.0
Comprehensive income attributable to XPO	$98.5	$102.5	$255.6	$274.8
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2018	2017
Operating activities
Net income	$353.4	$153.1
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	527.2	489.1
Stock compensation expense	64.1	50.1
Accretion of debt	11.1	14.5
Deferred tax expense (benefit)	14.3	(3.1)
Debt extinguishment loss	27.1	13.6
Unrealized (gain) loss on foreign currency option and forward contracts	(12.9)	49.9
Other	3.2	20.1
Changes in assets and liabilities:
Accounts receivable	(262.0)	(199.8)
Other assets	(98.5)	(45.4)
Accounts payable	(4.1)	48.6
Accrued expenses and other liabilities	(86.7)	(71.2)
Net cash provided by operating activities	536.2	519.5
Investing activities
Payment for purchases of property and equipment	(413.1)	(389.9)
Proceeds from sale of assets	91.7	59.6
Other	(13.0)	—
Net cash used by investing activities	(334.4)	(330.3)
Financing activities
Proceeds from issuance of long-term debt	895.8	523.5
Repurchase of debt	(1,225.4)	(782.9)
Proceeds from borrowings on ABL facility	925.0	495.0
Repayment of borrowings on ABL facility	(1,025.0)	(525.0)
Repayment of long-term debt and capital leases	(84.7)	(80.9)
Payment for debt issuance costs	(6.4)	(12.8)
Proceeds from forward sale settlement	348.5	—
Proceeds from common stock offering	—	287.6
Change in bank overdrafts	18.4	11.5
Payment for tax withholdings for restricted shares	(48.8)	(15.2)
Dividends paid	(4.1)	(3.3)
Other	6.2	(1.0)
Net cash used by financing activities	(200.5)	(103.5)
Effect of exchange rates on cash, cash equivalents and restricted cash	(9.9)	9.4
Net (decrease) increase in cash, cash equivalents and restricted cash	(8.6)	95.1
Cash, cash equivalents and restricted cash, beginning of period	449.0	399.8
Cash, cash equivalents and restricted cash, end of period	$440.4	$494.9
Supplemental disclosure of cash flow information:
Cash paid for interest	$172.0	$176.5
Cash paid for income taxes	$45.9	$59.9
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization, Description of Business and Basis of Presentation
XPO Logistics, Inc. and its subsidiaries (“XPO” or the “Company”) use an integrated network of people, technology and physical assets to help customers manage their goods most efficiently throughout their supply chains. The Company’s customers are multinational, national, mid-size and small enterprises. XPO runs its business on a global basis, with two reportable segments: Transportation and Logistics. See Note 2—Segment Reporting for further information on the Company’s segments.
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
Cash, Cash Equivalents and Restricted Cash
At September 30, 2018 and December 31, 2017, the total amount of restricted cash included in Other long-term assets on the Condensed Consolidated Balance Sheets was approximately $12.5 million and $52.1 million, respectively. Restricted cash at December 31, 2017 was primarily comprised of tax-deferred proceeds from a property sale in 2017; this amount was reclassified in the second quarter of 2018. In accordance with the adoption of Accounting Standards Update (“ASU”) 2016-18, as discussed below, restricted cash was included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017.
Accounts Receivable
Accounts receivable are recorded at the contractual amount. The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical collection experience, the age of the accounts receivable balances, credit quality of the Company’s customers, any specific customer collection issues that have been identified, current economic conditions, and other factors that may affect the customers’ ability to pay. The Company writes off accounts receivable balances once the receivables are no longer deemed collectible from the customer. The Company sells certain accounts receivable to unrelated financial institutions. The cost of participating in these programs was immaterial to the Company’s results of operations for the nine months ended September 30, 2018 and 2017.
Property and Equipment
Property and equipment acquired through capital leases was $72.2 million and $72.5 million for the nine months ended September 30, 2018 and 2017, respectively.

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
The fair value estimates are based upon certain market assumptions and information available to management. The carrying values of the following financial instruments approximated their fair values as of September 30, 2018 and December 31, 2017: cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and current maturities of long-term debt. Fair values approximate carrying values for these financial instruments since they are short-term in nature or are receivable or payable on demand. The Level 1 cash equivalents include money market funds valued using quoted prices in active markets and cash collected on receivables which collateralize borrowings related to the Company’s trade securitization program (see Note 5—Debt). The Level 2 cash equivalents include short-term investments valued using published interest rates for instruments with similar terms and maturities. For information regarding the fair value hierarchy of the Company’s derivative instruments and financial liabilities, refer to Note 4—Derivative Instruments and Note 5—Debt, respectively.
The following table summarizes the fair value hierarchy of cash equivalents:

	As of September 30, 2018
(In millions)	Carrying Value	Fair Value	Level 1	Level 2
Cash equivalents	$225.7	$225.7	$223.1	$2.6

	As of December 31, 2017
(In millions)	Carrying Value	Fair Value	Level 1	Level 2
Cash equivalents	$91.1	$91.1	$75.4	$15.7
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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): “Restricted Cash.” This ASU requires that the statement of cash flows reconcile the change during the period in the total of cash, cash equivalents, and restricted cash. The Company adopted this standard on January 1, 2018 and applied its provisions retrospectively. The adoption of this standard reduced cash flows provided by operating activities by approximately $14 million and reduced cash flows used by investing activities by approximately $40 million on the Consolidated Statement of Cash Flows for the year ended December 31, 2017.
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The ASU changes how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the cost of the benefits in the Condensed Consolidated Statements of Operations. This cost, commonly referred to as the “net periodic benefit cost,” is comprised of several components that reflect different aspects of the arrangement with the employee, including the effect of the related funding. Previously, the Company aggregated the various components of the net periodic benefit cost (including interest cost and the expected return on plan assets) for presentation purposes and included these costs within Operating income in the Condensed Consolidated Statements of Operations. Under the new guidance, these costs are presented below Operating income. The Company adopted the standard on January 1, 2018 and recast prior periods to reflect the new presentation. The adoption of the standard had no impact on Net income. The amount of net periodic benefit income included in Other expense (income) was $17.8 million and $10.1 million for the three months ended September 30, 2018 and 2017, respectively, and $54.5 million and $29.8 million for the nine months ended September 30, 2018 and 2017, respectively.
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
In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): “Amendments to Securities and Exchange Commission (“SEC”) Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.” The ASU amends ASC 740 to provide further guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the “Tax Act”) and allows for the recognition of provisional amounts in the event that a company does not have the necessary information available, prepared, or analyzed to finalize its accounting under ASC 740. ASU 2018-05 allows for adjustments to provisional amounts in multiple reporting periods during the allowable one-year measurement period from the Tax Act enactment date. This standard was effective upon issuance. As of December 31, 2017, the Company accounted for the mandatory deemed repatriation of accumulated foreign earnings and potential Global Intangible Low-Taxed Income (“GILTI”) and Foreign Derived Intangible Income on a provisional basis. As of September 30, 2018, the Company has not made a policy decision regarding whether to record deferred taxes on GILTI as the decision may be impacted by future clarification and guidance regarding available tax accounting methods and elections and state tax conformity to the Tax Act. However, the accounting for the mandatory deemed repatriation of accumulated foreign earnings is no longer provisional as the Company filed its 2017 U.S. Corporation Income Tax Return in September 2018 and determined that it is not subject to a tax liability on the mandatory repatriation.
Accounting Pronouncements Issued but Not Yet Effective
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases, including operating leases. Under the new requirements, a lessee will recognize in the balance sheet a liability to make lease payments (the lease liability) and the right-of-use asset representing the right to the underlying asset for the lease term. For leases with a term of 12 months or less, the lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which clarified certain aspects of ASU 2016-02 based on inquiries made by various stakeholders. Also, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): “Targeted Improvements,” which provides an optional transition method to allow entities, on adoption of ASU 2016-02, to report prior periods under previous lease accounting guidance. The Company is in the process of implementing software for facilitating compliance with the new guidance. The standards are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company expects to apply the transition method provided by ASU 2018-11 at the adoption date. The Company is currently evaluating the effects these ASUs will have on its Condensed Consolidated Financial Statements and related disclosures. As of December 31, 2017, the Company reported $1,978.5 million in operating lease obligations and will evaluate those contracts, as well as other existing arrangements, to determine if they qualify for lease accounting under the new standards.
In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): “Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans.” The ASU includes the removal of the requirement to disclose the amounts in Accumulated other comprehensive (loss) income (“AOCI”) expected to be recognized in expense over the next fiscal year and the effects of a one-percentage point change in assumed health care cost trend rates. Additionally, it requires the disclosure of an explanation of the reasons for significant gains/losses related to a change in the benefit obligation. This ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within that reporting period; however, early adoption is permitted. The Company expects to early-adopt the standard in the fourth quarter of 2018. The adoption, which is limited to disclosures only, will not have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period; however, early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.
2. Segment Reporting
The Company is organized into two reportable segments: Transportation and Logistics.
In the Transportation segment, the Company provides multiple services to facilitate the movement of raw materials, parts and finished goods. The Company accomplishes this by using its proprietary transportation technology, third-party carriers and Company-owned trucks and service centers. XPO’s transportation services include: freight brokerage, last mile, less-than-truckload (“LTL”), truckload, global forwarding and managed transportation. Freight brokerage, last mile, global forwarding and managed transportation are all non-asset or asset-light businesses; the LTL and truckload operations are primarily asset-based.
In the Logistics segment, also referred to as supply chain, the Company provides a range of contract logistics services, including value-added warehousing and distribution, cold chain solutions, e-fulfillment, reverse logistics, packaging, factory support, aftermarket support and inventory management services for customers. In addition, the Company provides highly engineered, customized solutions and supply chain optimization services, such as production flow management.
Certain of the Company’s operating units provide services to other Company operating units outside of their reportable segment. Billings for such services are based on negotiated rates, which approximates fair value, and are reflected as revenues of the billing segment. These rates are adjusted from time to time based on market conditions. Such intersegment revenues and expenses are eliminated in the Company’s consolidated results.
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
The Company evaluates performance based on the various financial measures of its two business segments. The following table identifies selected financial data for the three and nine months ended September 30, 2018 and 2017:

(In millions)	Transportation	Logistics	Corporate	Eliminations	Total
Three Months Ended September 30, 2018 (1)
Revenue	$2,850.6	$1,516.8	$—	$(32.3)	$4,335.1
Operating income (loss)	195.2	59.5	(45.7)	—	209.0
Depreciation and amortization	117.4	59.3	3.2	—	179.9

Three Months Ended September 30, 2017 (1)
Revenue	$2,579.5	$1,340.7	$—	$(33.1)	$3,887.1
Operating income (loss)	145.2	67.3	(35.8)	—	176.7
Depreciation and amortization	113.6	53.0	0.7	—	167.3

Nine Months Ended September 30, 2018 (1)
Revenue	$8,512.4	$4,472.7	$—	$(95.0)	$12,890.1
Operating income (loss)	539.6	174.3	(135.9)	—	578.0
Depreciation and amortization	347.3	172.4	7.5	—	527.2

Nine Months Ended September 30, 2017 (1)
Revenue	$7,494.0	$3,781.9	$—	$(89.0)	$11,186.9
Operating income (loss)	415.5	149.6	(109.5)	—	455.6
Depreciation and amortization	335.1	149.3	4.7	—	489.1

(1)
Certain immaterial organizational changes were made in the first quarter of 2018 related to the Company’s managed transportation business. Managed Transportation previously had been included in the Logistics segment, and as of January 1, 2018, it is reflected in the Transportation segment. Prior period information was recast to conform to the current year presentation.

3. Revenue Recognition
Adoption of Topic 606, “Revenue from Contracts with Customers”
On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts that were not completed as of the adoption date. The Company recorded an immaterial adjustment to opening Retained earnings as of January 1, 2018 for the cumulative impact of adoption related to the recognition of in-transit revenue in its transportation business. Results for 2018 are presented under Topic 606, while prior periods were not adjusted and are reported under Topic 605 “Revenue Recognition”. The adoption of Topic 606 did not have a material impact on the Condensed Consolidated Financial Statements as of the adoption date or for the nine months ended September 30, 2018.

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

Disaggregation of Revenues
The Company disaggregates its revenue by geographic area and service offering. The following table presents the Company’s revenue disaggregated by geographical area based on sales office location:

	Three Months Ended September 30, 2018
(In millions)	Transportation	Logistics	Eliminations	Total
Revenue
United States	$2,042.2	$554.3	$(4.8)	$2,591.7
North America (excluding United States)	71.3	19.7	—	91.0
France	359.4	167.0	(5.3)	521.1
United Kingdom	179.2	357.0	(17.1)	519.1
Europe (excluding France and United Kingdom)	193.0	395.8	(4.2)	584.6
Other	5.5	23.0	(0.9)	27.6
Total	$2,850.6	$1,516.8	$(32.3)	$4,335.1

	Nine Months Ended September 30, 2018
(In millions)	Transportation	Logistics	Eliminations	Total
Revenue
United States	$6,042.3	$1,589.5	$(14.9)	$7,616.9
North America (excluding United States)	200.4	48.7	—	249.1
France	1,133.8	522.6	(14.0)	1,642.4
United Kingdom	529.4	1,052.8	(50.6)	1,531.6
Europe (excluding France and United Kingdom)	592.0	1,185.4	(12.8)	1,764.6
Other	14.5	73.7	(2.7)	85.5
Total	$8,512.4	$4,472.7	$(95.0)	$12,890.1

The following table presents the Company’s revenue disaggregated by service offering:

(In millions)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Transportation:
Freight brokerage and truckload	$1,196.0	$3,585.9
LTL	1,227.9	3,647.4
Last mile (1)	271.0	777.9
Managed transportation	110.1	361.3
Global forwarding	83.3	250.6
Transportation eliminations	(37.7)	(110.7)
Total Transportation segment revenue	2,850.6	8,512.4
Total Logistics segment revenue	1,516.8	4,472.7
Intersegment eliminations	(32.3)	(95.0)
Total revenue	$4,335.1	$12,890.1

(1)	Comprised of the Company’s North American last mile operations.

Contract Balances and Costs
The Company does not have material contract assets, liabilities or costs associated with arrangements with its customers at September 30, 2018 or December 31, 2017. The Company did not recognize a material amount of revenue during the nine months ended September 30, 2018 that was deferred at December 31, 2017. The Company applies the practical expedient in Topic 606 that permits the recognition of incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in Direct operating expense.
Transaction Price Allocated to Remaining Performance Obligation
On September 30, 2018, the fixed consideration component of the Company’s remaining performance obligation was approximately $1.7 billion, of which the Company expects to recognize approximately 75% over the next three years and the remainder thereafter. Most of the remaining performance obligation relates to the Logistics reportable segment. The Company applies the disclosure exemption in Topic 606 that permits the omission of remaining performance obligations that either (i) have original expected durations of one year or less or (ii) contain variable consideration. The Company’s remaining performance obligations related to variable consideration will be satisfied over the remaining tenure of contracts based on the volume of services provided. Remaining performance obligation are estimates made at a point in time and actual amounts may differ from these estimates due to changes in foreign currency exchange rates and contract revisions and terminations.
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
The following table presents the account on the Condensed Consolidated Balance Sheets in which the Company’s derivative instruments have been recognized and the related notional amounts and fair values:

	September 30, 2018
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges:
Cross-currency swap agreements	$1,278.5	Other long-term assets	$—	Other long-term liabilities	$(113.9)
Derivatives not designated as hedges:
Foreign currency option and forward contracts	223.2	Other current assets	0.3	Other current liabilities	(0.2)
Total			$0.3		$(114.1)

	December 31, 2017
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges:
Cross-currency swap agreements	$1,303.7	Other long-term assets	$—	Other long-term liabilities	$(146.4)
Derivatives not designated as hedges:
Foreign currency option and forward contracts	1,038.0	Other current assets	2.2	Other current liabilities	(15.5)
Total			$2.2		$(161.9)
The derivatives are classified as Level 2 within the fair value hierarchy. The derivatives are valued using inputs other than quoted prices, such as foreign exchange rates and yield curves.
The effect of derivative instruments designated as hedges and nonderivatives designated as hedges in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and September 30, 2017, are as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Amount of Gain Reclassified from AOCI into Net Income	Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,
(In millions)	2018	2017	2018	2018
Derivatives designated as cash flow hedges:
Cross-currency swap agreements	$0.5	$—	$1.0	$0.2
Interest rate swaps	0.3	0.7	—	—
Derivatives designated as net investment hedges:
Cross-currency swap agreements	5.0	(50.4)	—	2.4
Nonderivatives designated as hedges:
Foreign currency denominated notes	—	1.3	—	—
Total	$5.8	$(48.4)	$1.0	$2.6

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Amount of Gain Reclassified from AOCI into Net Income	Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Nine Months Ended September 30,
(In millions)	2018	2017	2018	2018
Derivatives designated as cash flow hedges:
Cross-currency swap agreements	$6.5	$—	$14.0	$0.5
Interest rate swaps	—	1.8	—	—
Derivatives designated as net investment hedges:
Cross-currency swap agreements	24.6	(112.7)	—	1.7
Nonderivatives designated as hedges:
Foreign currency denominated notes	—	6.9	—	—
Total	$31.1	$(104.0)	$14.0	$2.2
As of September 30, 2018, the amounts excluded from effectiveness testing for the cross-currency swap agreements were $2.5 million for derivatives designated as cash flow hedges and $34.9 million for derivatives designated as net investment hedges. There were no gains (losses) reclassified out of AOCI into Net income for the three and nine months ended September 30, 2017.

The pre-tax (loss) gain recognized in earnings for foreign currency option and forward contracts not designated as hedging instruments was $(3.1) million and $(14.2) million for the three months ended September 30, 2018 and 2017, respectively, and $1.1 million and $(52.7) million for the nine months ended September 30, 2018 and 2017, respectively. These amounts are recorded in Foreign currency loss in the Condensed Consolidated Statements of Operations.
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
In 2015, in connection with the issuance of the 6.50% senior notes due 2022 (“Senior Notes due 2022”), the Company entered into certain cross-currency swap agreements to manage the foreign currency exchange risk related to the Company’s international operations by effectively converting a portion of the fixed-rate USD-denominated Senior Notes due 2022, including the associated semi-annual interest payments, to fixed-rate, EUR-denominated debt. The risk management objective of the agreements is to manage the Company’s foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies and reduce the variability in the functional currency equivalent cash flows of a portion of the Senior Notes due 2022. During the term of the swap contracts, the Company will receive semi-annual interest payments in June and December of each year from the counterparties based on USD fixed interest rates, and the Company will make semi-annual interest payments in June and December of each year to the counterparties based on EUR fixed interest rates. At maturity, the Company will repay the original principal amount in EUR and receive the principal amount in USD.
The Company has designated the cross-currency swap agreements as qualifying hedging instruments and is accounting for these as net investment hedges. In the fourth quarter of 2017, and in accordance with the guidance in ASU 2017-12, the Company applied the simplified method of assessing the effectiveness of its net investment hedging relationships. Under this method, for each reporting period, the change in the fair value of the cross-currency swaps is initially recognized in AOCI. The change in the fair value due to foreign exchange remains in AOCI and the initial component excluded from effectiveness testing will initially remain in AOCI and then will be reclassified from AOCI to Interest expense each period in a systematic manner. Cash flows related to the periodic exchange of interest payments for these net investment hedges are included in Operating activities on the Condensed Consolidated Statements of Cash Flows.
Additionally, in the fourth quarter of 2017, a portion of the cross-currency swap that hedges the Senior Notes due 2023 was de-designated as a net investment hedge and re-designated with a larger notional amount as a cash flow hedge. This cash flow hedge was entered into to manage the related foreign currency exposure from intercompany loans. The amounts in AOCI related to the net investment hedge at the date of de-designation were recognized as cumulative translation adjustments and will remain in AOCI until the subsidiary is sold or substantially liquidated. For the cash flow hedge, the Company reclassifies a portion of AOCI to Foreign currency loss to offset the foreign exchange impact in earnings created by the intercompany loans. The Company also amortizes a portion of AOCI to Interest expense related to the initial portion of a loss excluded from the assessment of effectiveness of the cash flow hedge. Cash flows related to this cash flow hedge are included in Financing activities on the Condensed Consolidated Statements of Cash Flows.

Hedge of Net Investments in Foreign Operations
In addition to the cross-currency swaps, the Company periodically uses foreign currency denominated notes as nonderivative hedging instruments of its net investments in foreign operations. Prior to their redemption in 2017, the Company had designated the 5.75% senior notes due 2021 (“Senior Notes due 2021”) as a net investment hedge and the gains and losses resulting from the exchange rate adjustments to the designated portion of the foreign currency denominated notes were recorded in AOCI to the extent that the foreign currency denominated notes are effective in hedging the designated risk. As of September 30, 2018 and December 31, 2017, there is no amount of Long-term debt on the Condensed Consolidated Balance Sheets that is designated as a net investment hedge of its investments in international subsidiaries that use the EUR as their functional currency. The amount recognized in AOCI during the period that the Senior Notes due 2021 were designated as a net investment hedge remains in AOCI as of September 30, 2018 and will remain in AOCI until the subsidiary is sold or substantially liquidated. In 2018, the gains and losses resulting from exchange rate adjustments to the foreign currency denominated notes were recorded in the Condensed Consolidated Statements of Operations in Foreign currency loss. The Company does not expect amounts that are currently deferred in AOCI to be reclassified to income over the next 12 months.
Interest Rate Hedging
In 2018, the Company utilized a short-term interest rate swap to mitigate variability in forecasted interest payments on the Company’s Term loan facility. The interest rate swap converted a floating rate interest payment into a fixed rate interest payment. The Company designated the interest rate swap as a qualifying hedging instrument and accounted for this derivative as a cash flow hedge. The interest rate swap matured in August 2018.
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
Foreign Currency Option and Forward Contracts
In order to mitigate the currency translation risk that results from converting the financial statements of the Company’s international operations, which primarily use the EUR and British Pound Sterling as their functional currency, the Company uses foreign currency option and forward contracts. Additionally, the Company may use foreign currency forward contracts to mitigate the foreign currency exposure from intercompany loans. The foreign currency contracts were not designated as qualifying hedging instruments as of September 30, 2018. The contracts are not speculative; rather, they are used to manage the Company’s exposure to foreign currency exchange rate fluctuations. The contracts expire in 12 months or less. Gains or losses on the contracts are recorded in Foreign currency loss in the Condensed Consolidated Statements of Operations. In the third quarter of 2018, the Company changed its policy related to the cash flow presentation of foreign currency option contracts as the Company believes cash receipts and payments related to economic hedges should be classified based on the nature and purpose for which those derivatives were acquired and, given that the company did not elect to apply hedge accounting to these derivatives, we believe it is preferable to reflect these cash flows as Investing activities. Previously, these cash flows were reflected within Operating activities. Net cash used by investing activities for the nine months ended September 30, 2018 includes a reclassification of $13 million of cash usage that had been reflected within Operating activities for the six months ended June 30, 2018. Prior years’ impact were not material. With this change in presentation, all cash flows related to the foreign currency contracts are included in Investing activities on the Condensed Consolidated Statements of Cash Flows.

5. Debt
The Company’s debt is comprised of the following:

	September 30, 2018		December 31, 2017
(In millions)	Principal Balance	Carrying Value	Principal Balance	Carrying Value
ABL facility	$—	$—	$100.0	$100.0
Term loan facility	1,503.0	1,472.6	1,494.0	1,455.6
6.125% Senior notes due 2023	535.0	528.7	535.0	528.0
6.50% Senior notes due 2022	1,200.0	1,189.1	1,600.0	1,583.0
6.70% Senior debentures due 2034	300.0	204.5	300.0	202.8
4.00% Euro private placement notes due 2020	13.9	14.6	14.4	15.3
Trade Securitization Program	364.5	361.5	302.6	298.6
Asset financing	51.5	51.5	90.0	90.0
Capital leases for equipment	266.8	266.8	247.9	247.9
Total debt	4,234.7	4,089.3	4,683.9	4,521.2
Current maturities of long-term debt	84.0	84.0	103.7	103.7
Long-term debt	$4,150.7	$4,005.3	$4,580.2	$4,417.5
The fair value of the Company’s debt at September 30, 2018 was $4,315.2 million, of which $2,156.1 million was classified as Level 1 and $2,159.1 million was classified as Level 2 in the fair value hierarchy. The fair value of the debt at December 31, 2017 was $4,816.1 million, of which $2,647.4 million was classified as Level 1 and $2,168.7 million was classified as Level 2. The Level 1 debt was valued using quoted prices in active markets. The Level 2 debt was valued using bid evaluation pricing models or quoted prices of securities with similar characteristics. The fair value of the asset financing arrangements approximates carrying value since the debt is primarily issued at a floating rate, may be prepaid any time at par without penalty, and the remaining life is short-term in nature.
ABL Facility
In October 2015, the Company entered into the Second Amended and Restated Revolving Loan Credit Agreement (the “ABL Facility”) which was amended in March 2018 to allow letters of credit to be issued in currencies other than USD and Canadian dollars. At September 30, 2018, the Company had a borrowing base of $935.4 million and availability under the ABL Facility of $697.2 million after considering outstanding letters of credit on the ABL Facility of $238.2 million. As of September 30, 2018, the Company was in compliance with the ABL Facility’s financial covenants.
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

The interest rate margin applicable to the New Term Loans was reduced from 1.25% to 1.00%, in the case of base rate loans, and from 2.25% to 2.00%, in the case of London Interbank Offered Rate (“LIBOR”) loans (with the LIBOR floor remaining at 0.0%). The interest rate on the New Term Loans was 4.23% at September 30, 2018. The New Term Loans will mature on February 23, 2025. The refinancing resulted in a debt extinguishment charge of $10.3 million during the first quarter of 2018.
In the first quarter of 2017, the Company recorded a debt extinguishment charge of $9.0 million in connection with the refinancing of the Term Loan facility (Amendment No. 2 to Credit Agreement).
Redemption of Senior Notes due 2022
In July 2018, the Company redeemed $400 million of the then $1.6 billion outstanding Senior Notes due 2022 that were originally issued in 2015. The redemption price for the Senior Notes due 2022 was 103.25% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the date of redemption. The redemption was primarily funded using proceeds from the forward sale settlement described below. The loss on debt extinguishment was $16.8 million during the third quarter of 2018.
Trade Securitization Program
In October 2017, XPO Logistics Europe SA (“XPO Logistics Europe”), in which the Company holds an 86.25% controlling interest, entered into a trade receivables securitization program for a term of three years co-arranged by Crédit Agricole and HSBC. In the first quarter of 2018, the aggregate maximum amount available under the program was increased to €350 million (approximately $406.3 million as of September 30, 2018). At September 30, 2018, the remaining borrowing capacity was €36.0 million (approximately $41.8 million) and the weighted-average interest rate was 1.11%.
6. Stockholders’ Equity
Forward Sale Agreements
In connection with a common stock offering in July 2017, the Company entered into separate forward sale agreements (the “Forward Sale Agreements”) with each of Morgan Stanley & Co. LLC and JPMorgan Chase Bank, National Association, London Branch (the “Forward Counterparties”) pursuant to which the Company agreed to sell, and each Forward Counterparty agreed to purchase, three million shares of the Company’s common stock (or six million shares of the Company’s common stock in the aggregate) subject to the terms and conditions of the Forward Sale Agreements, including the Company’s right to elect cash settlement or net share settlement. The initial forward price under each of the Forward Sale Agreements was $58.08 per share (which was the public offering price of the Company’s common stock for a primary offering of five million shares completed at that time, less the underwriting discount) and was subject to certain adjustments pursuant to the terms of the Forward Sale Agreements. Consistent with the Company’s strategy to grow its business in part through acquisitions, the Company entered into the Forward Sale Agreements to provide additional available cash for such acquisitions, among other general corporate purposes. In July 2018, the Company physically settled the forwards in full by delivering six million shares of common stock to the Forward Counterparties for net cash proceeds to the Company of approximately $349 million. As a part of its ordinary course treasury management activities, the Company has applied these net cash proceeds to the repayment of the Senior Notes due 2022 as described above thereby reducing the Company’s overall outstanding debt and interest expense.
Dividends
The Series A Convertible Perpetual Preferred Stock pays quarterly cash dividends equal to the greater of (i) the “as-converted” dividends on the underlying Company common stock for the relevant quarter and (ii) 4% of the then-applicable liquidation preference per annum.
7. Income Taxes
The Company’s effective income tax rates were 26.2% and 30.0% for the third quarter of 2018 and 2017, respectively, and 21.2% and 24.0% for the first nine months of 2018 and 2017, respectively. The effective tax rates for both the third quarter and nine-month periods of 2018 and 2017 were based on forecasted full year effective tax rates, adjusted for discrete items that occurred within the periods presented. The effective tax rate for both the third quarter and nine-month periods of 2018 reflects the enactment of the Tax Act, which permanently reduced the U.S. corporate statutory rate from 35% to 21% effective January 1, 2018. There was no material net effective tax rate impact related to discrete items in the third quarter of 2018 or 2017.
The effective tax rate for the first nine months of 2018 was impacted primarily by discrete tax benefits of $24.2 million associated with share-based payment arrangements and $4.3 million associated with the deduction of foreign taxes paid in prior years. The effective tax rate for the first nine months of 2017 was impacted primarily by discrete tax benefits of $9.8 million associated with share-based payment arrangements, $3.3 million associated with the release of valuation allowance on state tax matters, $3.1 million associated with deferred tax asset revaluations, and $2.5 million associated with research and development tax credits.
8. Noncontrolling Interests
The Company holds a controlling financial interest in entities where it currently holds, directly or indirectly, more than 50% of the voting rights or where it exercises control through substantive participating rights or as a general partner. Net income attributable to noncontrolling interests is deducted from Net income to determine Net income attributable to XPO. The noncontrolling interests reflected in our Condensed Consolidated Financial Statements primarily relate to the 13.75% outstanding minority interest in XPO Logistics Europe. We acquired an 86.25% controlling interest in XPO Logistics Europe in 2015. Activity for the equity attributable to noncontrolling interests for the nine months ended September 30, 2018 and 2017 is as follows:

(In millions)	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$3,604.4	$405.6	$4,010.0
Net income	330.6	22.8	353.4
Other comprehensive loss	(75.0)	(15.4)	(90.4)
Issuance of common stock from forward sale settlement	348.5	—	348.5
Other	(27.0)	(4.7)	(31.7)
Balance at September 30, 2018	$4,181.5	$408.3	$4,589.8

(In millions)	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	$2,700.0	$337.6	$3,037.6
Net income	135.7	17.4	153.1
Other comprehensive income	139.1	38.6	177.7
Issuance of common stock from offering	287.6	—	287.6
Other	46.4	(4.0)	42.4
Balance at September 30, 2017	$3,308.8	$389.6	$3,698.4

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2018	2017	2018	2017
Basic earnings per common share
Net income attributable to XPO	$109.0	$62.5	$330.6	$135.7
Cumulative preferred dividends	(0.7)	(0.7)	(2.1)	(2.2)
Non-cash allocation of undistributed earnings	(7.5)	(4.3)	(23.3)	(9.0)
Net income attributable to common shares, basic	$100.8	$57.5	$305.2	$124.5

Basic weighted-average common shares	125.2	117.5	122.1	113.5
Basic earnings per share	$0.81	$0.49	$2.50	$1.10

Diluted earnings per common share
Net income attributable to common shares, basic	$100.8	$57.5	$305.2	$124.5
Interest from Convertible Senior Notes	—	0.2	—	0.9
Net income attributable to common shares, diluted	$100.8	$57.7	$305.2	$125.4

Basic weighted-average common shares	125.2	117.5	122.1	113.5
Dilutive effect of Convertible Senior Notes	—	1.9	—	2.6
Dilutive effect of non-participating stock-based awards and equity forward	11.4	10.4	12.7	10.1
Diluted weighted-average common shares	136.6	129.8	134.8	126.2

Diluted earnings per share	$0.74	$0.44	$2.26	$0.99

Potential common shares excluded	10.2	10.2	10.2	10.2
Certain shares were not included in the computation of diluted earnings per share because the effect was anti-dilutive.
10. Legal and Regulatory Matters
The Company is involved, and will continue to be involved, in numerous proceedings arising out of the conduct of its business. These proceedings may include, among other matters, claims for property damage or personal injury incurred in connection with the transportation of freight, claims regarding anti-competitive practices, and employment-related claims, including claims involving asserted breaches of employee restrictive covenants and tortious interference with contracts. These matters also include numerous purported class action, multi-plaintiff and individual lawsuits, and administrative proceedings that claim either that the Company’s owner-operators or contract carriers should be treated as employees, rather than independent contractors, or that certain of the Company’s drivers were not paid for all compensable time or were not provided with required meal or rest breaks. These lawsuits and proceedings may seek substantial monetary damages (including claims for unpaid wages, overtime, failure to provide meal and rest periods, unreimbursed business expenses and other items), injunctive relief, or both.

The Company establishes accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Accruals for loss contingencies are reviewed quarterly and adjusted as additional information becomes available. If a loss is not both probable and reasonably estimable, or if an exposure to loss exists in excess of the amount accrued therefor, the Company assesses whether there is at least a reasonable possibility that a loss, or additional loss, may have been incurred. If there is a reasonable possibility that a loss, or additional loss, may have been incurred, the Company discloses the estimate of the possible loss or range of loss if it is material and an estimate can be made, or states that such an estimate cannot be made. The determination as to whether a loss can reasonably be considered to be possible or probable is based on the Company’s assessment, in conjunction with legal counsel, regarding the ultimate outcome of the matter.
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
Intermodal Drayage Classification Claims
Certain of the Company’s intermodal drayage subsidiaries received notices from the California Labor Commissioner, Division of Labor Standards Enforcement (the “DLSE”), that a total of approximately 150 owner-operators contracted with these subsidiaries filed claims in 2012 with the DLSE in which they assert that they should be classified as employees, rather than independent contractors. These claims seek reimbursement for the owner-operators’ business expenses, including fuel, tractor maintenance and tractor lease payments. After a decision was rendered by a DLSE hearing officer in seven of these claims, in 2014, the Company appealed the decision to the California Superior Court, San Diego, where a de novo trial was held on the merits of those claims. On July 17, 2015, the court issued a final statement of decision finding that the seven claimants were employees rather than independent contractors and awarding an aggregate of $2.9 million plus post-judgment interest and attorneys’ fees to the claimants. The Company exhausted its appeals in this matter and the Superior Court entered final judgment against the Company in January 2018 and that judgment has been paid. Separate decisions were rendered in June 2015 by a DLSE hearing officer in claims involving five additional plaintiffs, resulting in an award for the plaintiffs in an aggregate amount of approximately $0.9 million, following which the Company appealed the decisions in the U.S. District Court for the Central District of California (“Central Court”). On May 16, 2017, the Central Court issued judgment finding that the five claimants were employees rather than independent contractors and awarding an aggregate of approximately $1.0 million plus post-judgment interest and attorneys’ fees to the claimants. The Company has appealed this judgment but cannot provide assurance that such appeal will be successful. In addition, separate decisions were rendered in April 2017 by a DLSE hearing officer in claims involving four additional plaintiffs, resulting in an award for the plaintiffs in an aggregate amount of approximately $0.9 million, which the Company has appealed to the California Superior Court, Long Beach. The remaining DLSE claims (the “Pending DLSE Claims”) have been transferred to California Superior Court in three separate actions involving approximately 170 claimants, including the claimants mentioned above who originally filed claims in 2012. In addition, certain of the Company’s intermodal drayage subsidiaries are party to putative class action litigations and other administrative claims in California brought by independent contract carriers who contracted with these subsidiaries. In these litigations, the contract carriers assert that they should be classified as employees, rather than independent contractors. The Company believes that it has adequately accrued for the potential impact of loss contingencies that are probable and reasonably estimable relating to the claims referenced above. The Company is unable at this time to estimate the amount of the possible loss or range of loss, if any, in excess of its accrued liability that it may incur as a result of these claims given, among other reasons, that the range of potential loss could be impacted substantially by future rulings by the courts involved, including on the merits of the claims.

Last Mile Logistics Classification Claims
Certain of the Company’s last mile logistics subsidiaries are party to several putative class action litigations brought by independent contract carriers who contracted with these subsidiaries. In these litigations, the contract carriers assert that they should be classified as employees, rather than independent contractors. The particular claims asserted vary from case to case, but the claims generally allege unpaid wages, unpaid overtime, or failure to provide meal and rest periods, and seek reimbursement of the contract carriers’ business expenses. The cases include four related matters pending in the Federal District Court, Northern District of California: Ron Carter, Juan Estrada, Jerry Green, Burl Malmgren, Bill McDonald and Joel Morales v. XPO Logistics, Inc., filed in March 2016; Ramon Garcia v. Macy’s and XPO Logistics Inc., filed in July 2016; Kevin Kramer v. XPO Logistics Inc., filed in September 2016; and Hector Ibanez v. XPO Last Mile, Inc., filed in May 2017. The Company believes that it has adequately accrued for the potential impact of loss contingencies relating to the foregoing claims that are probable and reasonably estimable. The Company is unable at this time to estimate the amount of the possible loss or range of loss, if any, in excess of its accrued liability that it may incur as a result of these claims given, among other reasons, that the number and identities of plaintiffs in these lawsuits are uncertain and the range of potential loss could be impacted substantially by future rulings by the courts involved, including on the merits of the claims.
Last Mile TCPA Claims
The Company is a party to a putative class action litigation (Leung v. XPO Logistics, Inc., filed in May 2015 in the U.S. District Court, Illinois (“Illinois Court”)) alleging violations of the Telephone Consumer Protection Act (“TCPA”) related to an automated customer call system used by a last mile logistics business that the Company acquired. The Company has reached an agreement to resolve the Leung case, and the Illinois Court has approved the settlement and entered final judgment. The Company has accrued the full amount of the approved settlement, and distribution of the settlement funds began in September 2018.

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
Executive Summary
XPO Logistics, Inc., a Delaware corporation, together with its subsidiaries (“XPO,” the “Company,” “we” or “our”), is a top ten global provider of cutting-edge supply chain solutions to the most successful companies in the world. We operate as a highly integrated network of people, technology and physical assets. We use our network to help our customers manage their goods most efficiently throughout their supply chains.
We run our business on a global basis with two segments: Transportation and Logistics. Within each segment, we have built robust service offerings that are positioned to capitalize on fast-growing areas of customer demand. Substantially all of our businesses operate under the single brand of XPO Logistics.
Our markets are highly diversified. Based on where orders originated, approximately 60% of our 2017 revenue was generated in the United States, 13% in France and 12% in the United Kingdom. Of the balance, Spain was the next largest market at 4% of revenue. The more than 50,000 customers we serve are in every major industry and touch every part of the economy. Our revenue derives from a mix of key verticals, such as retail and e-commerce, food and beverage, consumer packaged goods and industrial. As of September 30, 2018, we operated in 32 countries with 1,529 locations and over 98,000 employees.
Transportation Segment
We offer customers an unmatched network of multiple transportation modes, flexible capacity and route density that transports freight quickly and cost effectively from origin to destination. Our scale and service range are significant advantages — both for XPO, as competitive differentiators, and for our customers, who depend on us to provide reliable capacity under all market conditions.

We are the second largest freight brokerage provider globally, with leading positions in North America and Europe; and a top five global provider of managed transportation based on the value of freight under management. In North America, we are the largest provider of last mile logistics for heavy goods; the largest manager of expedite shipments; the second largest provider of less-than-truckload (“LTL”) transportation; the third largest provider of intermodal services, including a national drayage network; and a freight forwarder with a global network of ocean, air, ground and cross-border services.
In Europe, we have the largest owned road transportation fleet. We offer truckload transportation in Europe as dedicated, non-dedicated and brokered services; last mile logistics services; and LTL transportation through one of the largest LTL networks in Western Europe.
Our Transportation segment uses a blended model of owned, contracted and brokered capacity. This gives us the flexibility to provide solutions that best serve the interests of our customers and the Company. As of September 30, 2018, globally, we had approximately 12,000 independent owner-operators under contract to provide drayage, expedite, last mile and LTL services to our customers, and more than 50,000 independent brokered carriers representing over 1,000,000 trucks on the road.
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
Logistics Segment
In our Logistics segment, which we sometimes refer to as supply chain or contract logistics, we provide a range of differentiated and data-intensive services, such as highly engineered, customized solutions, supply chain optimization, including production flow management, order personalization and other customized fulfillment processes. Additionally, we provide e-commerce order fulfillment, cold chain solutions, factory support, aftermarket support, packaging and labeling, recycling, warranty management and numerous other value-added warehousing and distribution services. Once we secure a logistics contract, the average tenure is approximately five years and the relationship can lead to a wider use of our services, such as inbound and outbound transportation.
XPO is the second largest contract logistics provider worldwide, with an expansive, global footprint of shared and dedicated facilities. This makes us particularly attractive to large customers with multinational operations. Our logistics customers include the preeminent names in retail and e-commerce, food and beverage, technology, aerospace, wireless, industrial and manufacturing, chemical, agribusiness, life sciences and healthcare.
We also benefit from a strong presence in the high-growth e-commerce sector. E-commerce is predicted to continue to grow globally at a double-digit rate through at least 2025 and, increasingly, order fulfillment is being outsourced. We are the largest outsourced e-fulfillment provider in Europe, and we have a major platform for e-fulfillment in North America. Globally, our highly customized solutions for e-commerce supply chains include technology-enabled order preparation and packaging, reverse logistics and omnichannel services.
Operating Philosophy
We believe that our ability to provide customers with integrated, end-to-end supply chain solutions gives us a significant competitive advantage. Many customers, particularly large companies, are moving to single-source relationships with large, multi-modal service providers to handle their supply chain requirements. We have built XPO to capitalize on this trend, as well as the trend toward outsourcing in transportation and logistics, the growth of e-commerce and the adoption of just-in-time inventory practices.
Two hallmarks of our operations worldwide are technology and sustainability.
We place massive importance on innovation because we believe that world-class technology in the hands of well-trained employees is the ultimate competitive moat in our industry. We view our technology as being critical to continuously improving customer service, controlling costs and leveraging our scale. Our annual investment in technology is among the highest in our industry.

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
Our focus is on developing innovations that differentiate our services and create tangible value for our customers. For example, we have the ability to share data with our customers in real time, including visibility of orders moving through fulfillment, shipments in transit and on-demand availability of truckload capacity. Internally, our technology gives us a birds-eye view of real-time market conditions and pricing for truckload, intermodal and LTL, and facilitates load assignments with our independent contractors, all of which greatly enhances customer service.
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
XPO Logistics, Inc.
Consolidated Summary Financial Table

	Three Months Ended September 30,		Percent of Revenue		Change	Nine Months Ended September 30,		Percent of Revenue		Change
(Dollars in millions)	2018	2017	2018	2017	2018 vs. 2017	2018	2017	2018	2017	2018 vs. 2017
Revenue	$4,335.1	$3,887.1	100.0%	100.0%	11.5%	$12,890.1	$11,186.9	100.0%	100.0%	15.2%
Cost of transportation and services	2,248.6	2,043.4	51.9%	52.6%	10.0%	6,747.7	5,901.8	52.3%	52.8%	14.3%
Direct operating expense	1,430.3	1,267.4	33.0%	32.6%	12.9%	4,212.7	3,616.1	32.7%	32.3%	16.5%
SG&A expense	447.2	399.6	10.3%	10.3%	11.9%	1,351.7	1,213.4	10.5%	10.8%	11.4%
Operating income	209.0	176.7	4.8%	4.5%	18.3%	578.0	455.6	4.5%	4.1%	26.9%
Other expense (income)	(18.3)	(16.8)	(0.4)%	(0.4)%	8.9%	(68.1)	(35.8)	(0.5)%	(0.3)%	90.2%
Foreign currency loss	3.3	15.0	0.1%	0.4%	(78.0)%	5.3	53.9	—%	0.5%	(90.2)%
Debt extinguishment loss	16.8	4.6	0.4%	0.1%	265.2%	27.1	13.6	0.2%	0.1%	99.3%
Interest expense	51.0	72.5	1.2%	1.9%	(29.7)%	165.3	222.4	1.3%	2.0%	(25.7)%
Income before income tax provision	156.2	101.4	3.6%	2.6%	54.0%	448.4	201.5	3.5%	1.8%	122.5%
Income tax provision	41.0	30.4	0.9%	0.8%	34.9%	95.0	48.4	0.7%	0.4%	96.3%
Net income	$115.2	$71.0	2.7%	1.8%	62.3%	$353.4	$153.1	2.7%	1.4%	130.8%
Consolidated Results
Revenue for the third quarter of 2018 increased 11.5% to $4.3 billion as compared to the same period in 2017. Revenue for the first nine months of 2018 increased 15.2% to $12.9 billion as compared to the same period in 2017. The increases in both the third quarter and nine-month period were driven primarily by growth in our European and North American contract logistics businesses, as well as improvements in the transportation business, most notably in our freight brokerage and last mile service offerings. Foreign currency movement decreased revenue growth by approximately 0.4 percentage points in the third quarter of 2018 and contributed approximately 2.8 percentage points for the first nine months of 2018.

Cost of transportation and services includes the cost of providing or procuring freight transportation services for XPO customers, salaries paid to employee drivers in our truckload and LTL businesses, and commissions paid to independent station owners in our global forwarding business.
Cost of transportation and services for the third quarter of 2018 was $2,248.6 million, or 51.9% of revenue, compared to $2,043.4 million, or 52.6% of revenue, in the third quarter of 2017. Cost of transportation and services for the first nine months of 2018 was $6,747.7 million, or 52.3% of revenue, compared to $5,901.8 million, or 52.8% of revenue, in the first nine months of 2017. The decrease as a percentage of revenue in both the third quarter and nine-month periods was primarily driven by a higher mix of contract logistics revenue, and net revenue margin improvement in freight brokerage. Net revenue is defined as Revenue less Cost of transportation and services. Net revenue margin is defined as net revenue as a percentage of Revenue.
Direct operating expenses are both fixed and variable expenses and consist of operating costs related to our contract logistics facilities, last mile warehousing facilities, LTL service centers and European LTL network. Direct operating costs consist mainly of personnel costs, facility and equipment expenses such as rent, equipment maintenance and repair expenses, costs of materials and supplies, information technology expenses, depreciation expense, utilities and other facility related costs and gains and losses on sales of property and equipment.
Direct operating expense for the third quarter of 2018 was $1,430.3 million, or 33.0% of revenue, compared to $1,267.4 million, or 32.6% of revenue, in the third quarter of 2017. Direct operating expense for the first nine months of 2018 was $4,212.7 million, or 32.7% of revenue, compared to $3,616.1 million, or 32.3% of revenue, in the first nine months of 2017. The increase as a percentage of revenue in both the third quarter and nine-month periods was primarily driven by higher payroll and temporary labor expense related to an increase in the number of new Logistics contract startups.
Sales, general and administrative expense (“SG&A”) consists of costs relating to customer acquisition, carrier procurement, billing, customer service, salaries and related expenses of the executive and administrative staff, acquisition-related costs, office expenses, technology services, professional fees and other purchased services relating to the aforementioned functions, legal settlements and depreciation and amortization expense.
SG&A for the third quarter of 2018 was $447.2 million, or 10.3% of revenue, compared to $399.6 million, or 10.3% of revenue, in the third quarter of 2017. SG&A as a percentage of revenue was flat in the third quarter primarily due to higher bad debt expense, lower professional fees and essentially flat employee compensation costs. SG&A for the first nine months of 2018 was $1,351.7 million, or 10.5% of revenue, compared to $1,213.4 million, or 10.8% of revenue, in the first nine months of 2017. The decrease in SG&A as a percentage of revenue in the nine-month period primarily reflects lower professional services and consulting costs and revenue growth of 15.2% for the first nine months of 2018.
Other expense (income) for the third quarter of 2018 was $(18.3) million as compared to $(16.8) million in the third quarter of 2017. Other expense (income) for the first nine months of 2018 was $(68.1) million as compared to $(35.8) million in the first nine months of 2017. Net periodic pension income was $17.8 million and $10.1 million in the third quarter of 2018 and 2017, respectively. Net periodic pension income was $54.5 million and $29.8 million in the first nine months of 2018 and 2017, respectively. Other expense (income) for the nine months ended September 30, 2018 included a gain of approximately $9 million related to a terminated swap.
Foreign currency loss for the third quarter of 2018 was $3.3 million as compared to $15.0 million in the third quarter of 2017. The primary driver of the lower Foreign currency loss was unrealized gains incurred on foreign currency option and forward contracts in the third quarter of 2018 compared to unrealized losses in the third quarter of 2017. Foreign currency loss for the first nine months of 2018 was $5.3 million as compared to $53.9 million in the first nine months of 2017. For the first nine months of 2018, Foreign currency loss reflected realized losses on foreign currency option and forward contracts as well as foreign currency transaction and remeasurement losses, partially offset by unrealized gains incurred on foreign currency option and forward contracts. For the first nine months of 2017, the foreign currency loss primarily reflects unrealized losses on foreign currency option and forward contracts. For additional information on our foreign currency option and forward contracts, see Note 4—Derivative Instruments of the Condensed Consolidated Financial Statements.
Debt extinguishment losses were $16.8 million and $4.6 million for the third quarter of 2018 and 2017, respectively, and $27.1 million and $13.6 million for the first nine months of 2018 and 2017, respectively. Debt extinguishment losses in 2018 related to the refinancing of our Term Loan facility in the first quarter of 2018 and the partial debt redemption of our 6.50% senior notes due 2022 (“Senior Notes due 2022”) in the third quarter of 2018. Debt extinguishment losses in 2017 related to refinancing of our Term Loan facility in the first quarter of 2017 and redemption of our 7.25% senior notes due 2018 (“Senior Notes due 2018”) in the third quarter of 2017. See Liquidity and Capital Resources below for further information.
Interest expense decreased to $51.0 million in the third quarter of 2018 from $72.5 million in the third quarter of 2017. Interest expense decreased to $165.3 million in the first nine months of 2018 from $222.4 million in the first nine months of 2017. The decrease in interest expense in both the third quarter and nine-month periods reflects the reduction in average total indebtedness and the lower rates attributable to our 2018 refinancings.
Our effective income tax rates were 26.2% and 30.0% for the third quarter of 2018 and 2017, respectively, and 21.2% and 24.0% for the first nine months of 2018 and 2017, respectively. The effective tax rates for both the third quarter and nine-month periods of 2018 and 2017 were based on forecasted full year effective tax rates, adjusted for discrete items that occurred within the periods presented. The effective tax rates for both the third quarter and nine-month periods of 2018 reflect the enactment of the Tax Cuts and Jobs Act, which permanently reduced the U.S. corporate statutory rate from 35% to 21% effective January 1, 2018.
Transportation
Summary Financial Table

	Three Months Ended September 30,		Percent of Revenue		Change	Nine Months Ended September 30,		Percent of Revenue		Change
(Dollars in millions)	2018 (1)	2017 (1)	2018	2017	2018 vs. 2017	2018 (1)	2017 (1)	2018	2017	2018 vs. 2017
Revenue	$2,850.6	$2,579.5	100.0%	100.0%	10.5%	$8,512.4	$7,494.0	100.0%	100.0%	13.6%
Operating income	195.2	145.2	6.8%	5.6%	34.4%	539.6	415.5	6.3%	5.5%	29.9%

(1)
Certain immaterial organizational changes were made in the first quarter of 2018 related to our managed transportation business. Managed Transportation previously had been included in the Logistics segment, and as of January 1, 2018, it is reflected in the Transportation segment. Prior period information was recast to conform to the current year presentation.

Note: Total depreciation and amortization for the Transportation segment included in Cost of transportation and services, Direct operating expense and SG&A was $117.4 million and $113.6 million for the three months ended September 30, 2018 and 2017, respectively, and $347.3 million and $335.1 million for the nine months ended September 30, 2018 and 2017, respectively.
Transportation
Revenue in our Transportation segment increased 10.5% to $2.9 billion for the third quarter of 2018, compared with $2.6 billion for the third quarter of 2017. For the nine-month period, revenue increased 13.6% to $8.5 billion for the first nine months of 2018, compared with $7.5 billion for the first nine months of 2017. The increase in both the third quarter and nine-month periods was led by increases in freight brokerage and last mile in North America, as well as dedicated truckload transportation in the United Kingdom and France. Foreign currency movement decreased revenue growth by approximately 0.3 percentage points in the third quarter of 2018 and contributed approximately 2.0 percentage points in the first nine months of 2018.
Operating income for the third quarter of 2018 increased to $195.2 million, or 6.8% of revenue, compared with $145.2 million, or 5.6% of revenue, for the same quarter in 2017. Operating income for the first nine months of 2018 increased to $539.6 million, or 6.3% of revenue, compared with $415.5 million, or 5.5% of revenue, for the same nine-month period in 2017. The increase in both the third quarter and nine-month periods was driven primarily by revenue growth, improved profitability in global freight brokerage, LTL operating margin improvement in North America, and growth in dedicated truckload in Europe.

Logistics
Summary Financial Table

	Three Months Ended September 30,		Percent of Revenue		Change	Nine Months Ended September 30,		Percent of Revenue		Change
(Dollars in millions)	2018 (1)	2017 (1)	2018	2017	2018 vs. 2017	2018 (1)	2017 (1)	2018	2017	2018 vs. 2017
Revenue	$1,516.8	$1,340.7	100.0%	100.0%	13.1%	$4,472.7	$3,781.9	100.0%	100.0%	18.3%
Operating income	59.5	67.3	3.9%	5.0%	(11.6)%	174.3	149.6	3.9%	4.0%	16.5%

(1)
Certain immaterial organizational changes were made in the first quarter of 2018 related to our managed transportation business. Managed Transportation previously had been included in the Logistics segment, and as of January 1, 2018, it is reflected in the Transportation segment. Prior period information was recast to conform to the current year presentation.

Note: Total depreciation and amortization for the Logistics segment included in Cost of transportation and services, Direct operating expense and SG&A was $59.3 million and $53.0 million for the three months ended September 30, 2018 and 2017, respectively, and $172.4 million and $149.3 million for the nine months ended September 30, 2018 and 2017, respectively.
Logistics
Revenue in our Logistics segment increased by 13.1% to $1.5 billion for the third quarter of 2018, compared with $1.3 billion for the third quarter of 2017. For the nine-month period, revenue increased by 18.3% to $4.5 billion for the first nine months of 2018, compared with $3.8 billion for the first nine months of 2017. The increase in both the third quarter and nine-month periods was driven by strong demand for contract logistics in both Europe and North America, led by the growth of e-commerce logistics. In Europe, the largest gains came from the retail and fashion sectors. In North America, the largest gains came from the omnichannel retail, consumer packaged goods, and food and beverage sectors. Foreign currency movement decreased revenue growth by approximately 0.7 percentage points in the third quarter of 2018 and contributed approximately 4.2 percentage points in the first nine months of 2018.
Operating income for the third quarter of 2018 decreased to $59.5 million, or 3.9% of revenue, compared with $67.3 million, or 5.0% of revenue, for the same quarter in 2017. The decrease in the third quarter was driven by higher bad debt expense partially offset by lower payroll and benefit expenses. Operating income for the first nine months of 2018 increased to $174.3 million, or 3.9% of revenue, compared with $149.6 million, or 4.0% of revenue, for the same nine-month period in 2017. The increase in the nine-month period was driven by strong revenue growth and site productivity improvements, partially offset by higher direct operating costs related to new contract startups that resulted in higher temporary labor costs, payroll expenses, and higher use of purchased services.
Liquidity and Capital Resources
Our principal existing sources of cash are cash generated from operations and borrowings available under the Second Amended and Restated Revolving Loan Credit Agreement (the “ABL Facility”). As of September 30, 2018, we had cash and cash equivalents of $427.9 million and availability under the ABL Facility of $697.2 million. Availability under the ABL Facility is based on a borrowing base of $935.4 million, as well as outstanding letters of credit of $238.2 million, respectively. In some cases, we utilize receivables securitization and factoring programs to offset the impact of certain customers extending payment terms. The factoring programs are treated as a sale and are accounted for as a reduction in trade receivables. The amount of receivables sold, and the cost of participating in these programs, has been immaterial.
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
The interest rate margin applicable to the New Term Loans was reduced from 1.25% to 1.00%, in the case of base rate loans, and from 2.25% to 2.00%, in the case of London Interbank Offered Rate (“LIBOR”) loans (with the LIBOR floor remaining at 0.0%). The interest rate on the New Term Loans was 4.23% at September 30, 2018. The New Term Loans will mature on February 23, 2025. The refinancing resulted in a debt extinguishment charge of $10.3 million during the first quarter of 2018.
In the first quarter of 2017, we recorded a debt extinguishment charge of $9.0 million in connection with the refinancing of the Term Loan facility (Amendment No. 2 to Credit Agreement).
Redemption of Senior Notes due 2022
In July 2018, we redeemed $400 million of the then $1.6 billion outstanding Senior Notes due 2022 that were originally issued in 2015. The redemption price for the Senior Notes due 2022 was 103.25% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the date of redemption. The redemption was primarily funded using proceeds from the forward sale settlement described below. The loss on debt extinguishment was $16.8 million during the third quarter of 2018.
Trade Securitization Program
In October 2017, XPO Logistics Europe SA, in which we hold an 86.25% controlling interest, entered into a trade receivables securitization program for a term of three years co-arranged by Crédit Agricole and HSBC. In the first quarter of 2018, the aggregate maximum amount available under the program was increased to €350 million (approximately $406.3 million as of September 30, 2018). At September 30, 2018, the remaining borrowing capacity was €36.0 million (approximately $41.8 million) and the weighted-average interest rate was 1.11%.
Loan Covenants and Compliance
As of September 30, 2018, we were in compliance with the covenants and other provisions of our debt agreements. Any failure to comply with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
Forward Settlement
In connection with a common stock offering in July 2017, we entered into separate forward sale agreements (the “Forward Sale Agreements”) with each of Morgan Stanley & Co. LLC and JPMorgan Chase Bank, National Association, London Branch (the “Forward Counterparties”) pursuant to which we agreed to sell, and each Forward Counterparty agreed to purchase, three million shares of our common stock (or six million shares of our common stock in the aggregate) subject to the terms and conditions of the Forward Sale Agreements, including our right to elect cash settlement or net share settlement. The initial forward price under each of the Forward Sale Agreements was $58.08 per share (which was the public offering price of our common stock for a primary offering of five million shares completed at that time, less the underwriting discount) and was subject to certain adjustments pursuant to the terms of the Forward Sale Agreements. Consistent with our strategy to grow our business in part through acquisitions, we entered into the Forward Sale Agreements to provide additional available cash for such acquisitions, among other general corporate purposes. In July 2018, we physically settled the forwards in full by delivering six million shares of common stock to the Forward Counterparties for net cash proceeds to us of approximately $349 million. As a part of our ordinary course treasury management activities, we have applied these net cash proceeds to the repayment of the Senior Notes due 2022 as described above thereby reducing our overall outstanding debt and interest expense.
Sources and Uses of Cash
During the nine months ended September 30, 2018, we: (i) generated cash from operating activities of $536.2 million, (ii) received proceeds of $348.5 million from our forward sale settlement, and (iii) generated proceeds from sales of assets of $91.7 million. We used cash during this period principally to (i) purchase property and equipment of $413.1 million, (ii) make repurchases, net of proceeds, of $329.6 million on our long-term debt, (iii) make repayments, net of advances, of $100.0 million on our ABL Facility, (iv) make payments on long-term debt and capital leases of $84.7 million, and (v) make payments for tax withholdings on restricted shares of $48.8 million.
During the nine months ended September 30, 2017, we: (i) generated cash from operating activities of $519.5 million, (ii) received proceeds of $287.6 million from our common stock offering, and (iii) generated proceeds from sales of assets of $59.6 million. We used cash during this period principally to (i) purchase property and equipment of $389.9 million, (ii) redeem our Senior Notes due 2018 for $271.5 million, (iii) make payments on long-term debt and capital leases of $80.9 million, (iv) make repayments, net of advances, of $30.0 million on our ABL Facility, (v) make payments for tax withholdings on restricted shares of $15.2 million, and (vi) make payments for debt issuance costs of $12.8 million in connection with the refinancing of our Term Loan facility.
Cash flows from operating activities for the nine months ended September 30, 2018 increased by $16.7 million compared to the prior year nine-month period due to higher cash-related net income of $200.2 million, partially offset by net movements in operating assets and liabilities of $183.5 million. The increase in cash-related net income for the nine months ended September 30, 2018 compared to 2017 was primarily due to higher revenues in both our Transportation and Logistics segments. Cash-related net income represents total cash flows from operating activities less changes in assets and liabilities on the Condensed Consolidated Statements of Cash Flows. The largest components of cash-related net income are Net income plus Depreciation and amortization. The changes in the balances of operating assets and liabilities for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily resulted from higher revenues, which led to a higher growth in accounts receivable on a year-over-year basis. Additionally, the timing of payments related to our trade payables and legal settlement payments contributed to the changes in accounts payable and accrued expenses.
Investing activities used $334.4 million and $330.3 million of cash in the nine months ended September 30, 2018 and 2017, respectively. During the nine months ended September 30, 2018, we used $413.1 million of cash to purchase property and equipment and received $91.7 million from the sale of assets. During the nine months ended September 30, 2017, we used $389.9 million of cash to purchase property and equipment and received $59.6 million from the sale of assets.
Financing activities used $200.5 million and $103.5 million of cash in the nine months ended September 30, 2018 and 2017, respectively. The main sources of cash from financing activities during the nine months ended September 30, 2018 were $889.4 million of net proceeds from the issuance of long-term debt, consisting of the refinancing of the Existing Term Loans and amounts received under the senior variable funding notes in connection with our trade securitization program, and $348.5 million of proceeds from our forward sale settlement. The primary uses of cash during the nine months ended September 30, 2018 were the $1,225.4 million repurchase of debt, consisting of the refinancing of the Existing Term Loans and the partial redemption of our Senior Notes due 2022, $100.0 million of net repayments on our ABL Facility, the $84.7 million repayment of debt and capital leases and $48.8 million of payments for tax withholding related to restricted shares. During the nine months ended September 30, 2017, the main sources of cash were the $510.7 million of net proceeds from the issuance of long-term debt and $287.6 million of proceeds from our common stock offering. Our primary uses of cash from financing activities during the nine months ended September 30, 2017 were the $782.9 million repurchase of debt, $80.9 million repayment of debt and capital leases, $30.0 million of net repayments on our ABL Facility and $15.2 million of payments for tax withholding related to restricted shares.

Contractual Obligations
Following the refinancing of the Existing Term Loans in February 2018, the principal balance of approximately $1.5 billion will become due in 2025. The Existing Term Loans were previously scheduled to mature in 2021. Additional annual interest payments of approximately $60 million are due in 2022 through 2024. Additionally, following the partial redemption of the Senior Notes due 2022 in July 2018, the principal balance of the Senior Notes due 2022 was reduced by $400 million to $1.2 billion due in 2022. Interest payments related to this debt were reduced by $26 million for each of the years ended 2019, 2020 and 2021, and by $13 million for 2022. During the nine months ended September 30, 2018, there were no other material changes to our December 31, 2017 contractual obligations.
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
There have been no material changes to our quantitative and qualitative disclosures about market risk during the nine months ended September 30, 2018 as compared to the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 4. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and acting Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of September 30, 2018 were effective as of such time such that the information required to be included in our SEC reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries, and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no issuances of unregistered shares of the Company’s common stock during the quarter ended September 30, 2018.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

10.1 +
Separation Agreement, dated as of August 1, 2018, between the registrant and John J. Hardig (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 2, 2018).

10.2 ** +	Offer letter, dated April 23, 2018, between the registrant and Sarah J.S. Glickman.

10.3 ** +	Performance-based Restricted Stock Unit Award Agreement, dated August 9, 2018, between the registrant and Sarah J.S. Glickman.

10.4 ** +	Form of Performance-based Restricted Stock Unit Award Agreement under the XPO Logistics, Inc. 2016 Omnibus Incentive Compensation Plan.

31.1 *
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018.

31.2 *
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018.

32.1 **
Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018.

32.2 **
Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018.

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

XPO LOGISTICS, INC.

By:	/s/ Bradley S. Jacobs
Bradley S. Jacobs
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Sarah J.S. Glickman
Sarah J.S. Glickman
Acting Chief Financial Officer
(Principal Financial Officer)
Date: November 5, 2018