Form 10-K
period 2018-12-31
XPO Logistics, Inc.
filed 2019-02-14
CIK 1166003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-K
_______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-32172
_______________________________________________________
XPO Logistics, Inc.
(Exact name of registrant as specified in its charter)
_______________________________________________________

Delaware	03-0450326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Five American Lane Greenwich, CT	06831
(Address of principal executive offices)	(Zip Code)
(855) 976-6951
(Registrant’s telephone number, including area code)
_______________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $.001 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
_______________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $12.0 billion as of June 30, 2018, based upon the closing price of the common stock on that date.
As of February 8, 2019, there were 109,194,970 shares of the registrant’s common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2019 Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement is not deemed to be filed as part hereof.

XPO LOGISTICS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2018

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
ITEM 1.    BUSINESS
Company Overview
XPO Logistics, Inc., a Delaware corporation, together with its subsidiaries (“XPO,” “XPO Logistics,” the “Company,” “we” or “our”), is a top ten global provider of cutting-edge supply chain solutions to the most successful companies in the world. The Company operates as a highly integrated network of people, technology and physical assets. We use our network to help our customers manage their goods most efficiently through their supply chains. Our revenue derives from a mix of key verticals, such as retail and e-commerce, food and beverage, consumer packaged goods and industrial. As of December 31, 2018, we operated with more than 100,000 employees and 1,535 locations in 32 countries and served over 50,000 customers.
We run our business on a global basis, with two reporting segments: Transportation and Logistics. In 2018, approximately 65% of our revenue came from Transportation; the other 35% came from Logistics. Within each segment, we have robust service offerings that are positioned to capitalize on fast-growing areas of customer demand. Substantially all of our services operate under the single brand of XPO Logistics.
Transportation Segment
We offer customers an unmatched transportation network of multiple modes, flexible capacity and route density to transport freight quickly and cost effectively from origin to destination. Our scale and service range are significant advantages — both for XPO, as competitive differentiators, and for our customers, who depend on us to provide reliable capacity under all market conditions.
Within our Transportation segment, as of December 31, 2018, our largest service offerings were freight brokerage and truckload, and less-than-truckload (“LTL”), which contributed 27% and 28%, respectively, to our consolidated revenue in 2018. By comparison, in 2017, freight brokerage and truckload and LTL contributed approximately 27%

and 29%, respectively, to our consolidated revenue. In 2016, freight brokerage and truckload and LTL contributed approximately 25% and 29%, respectively, to our consolidated revenue.
Globally, we are the second largest freight brokerage provider, and a top five provider of managed transportation based on the value of freight under management. Many of our transportation services hold market-leading positions in North America and Europe. In North America, we are the largest provider of last mile logistics for heavy goods; the largest manager of expedited shipments; a top three provider of LTL transportation; and a top three provider of intermodal services, with a national drayage network. We are also a freight forwarder with a global network of ocean, air, ground and cross-border services.
In Europe, we provide full truckload transportation as dedicated and non-dedicated services using the Company’s fleet, which is the largest owned road fleet in Europe, and as a brokered service using independent carriers. Our other transportation offerings in Europe are LTL transportation, which we provide through one of the largest LTL networks in Western Europe, and last mile logistics. Our total lane density in Europe covers the regions that produce approximately 90% of the eurozone’s gross domestic product.
We use a blended model of owned, contracted and brokered capacity for truck transportation. This gives us extensive flexibility to provide solutions that best serve the interests of our customers and the Company. The non-asset portion of our model is predominately variable cost and includes our brokerage operations, as well as contracted capacity with independent providers. As of December 31, 2018, globally, we had approximately 12,000 independent carriers and owner-operators under contract to provide drayage, expedite, last mile and LTL services to our customers, and more than 50,000 independent brokered carriers representing over 1,000,000 trucks on the road.
We employ professional drivers that transport goods for customers using our fleet of owned and leased trucks and trailers. Globally, our road fleet encompasses approximately 16,000 tractors and approximately 39,000 trailers, primarily related to our LTL operations in North America and our full truckload operations in Europe. These assets also provide supplemental capacity for our freight brokerage operations as needed. Our company overall is asset-light, with the revenue generated by activities directly associated with our owned assets accounting for less than a third of our revenue in 2018.
Logistics Segment
In our Logistics segment, which we sometimes refer to as supply chain or contract logistics, we have deep expertise in key verticals, and strong positions in fast-growing sectors, such as e-fulfillment, returns management and temperature-controlled warehousing. We provide a range of contract logistics services for customers, including value-added warehousing and distribution, omnichannel and e-commerce fulfillment, cold chain solutions, reverse logistics and surge management. In addition, our Logistics segment provides highly engineered, customized solutions and supply chain optimization services, such as volume flow management. Once we secure a logistics contract, the average tenure is approximately five years and the relationship can lead to a wider use of our services, such as inbound and outbound logistics. Our Logistics segment contributed approximately 35%, 34% and 32% to our consolidated revenue in each of the years ended December 31, 2018, 2017 and 2016, respectively.
We operate 190 million square feet (18 million square meters) of contract logistics facility space worldwide, making XPO the second largest contract logistics provider. Approximately 91 million square feet (8 million square meters) of our logistics space is in the United States, where we are a market leader in logistics capacity. Our expansive footprint makes us particularly attractive to large customers with multinational operations. Our logistics customers include many of the preeminent names in retail and e-commerce, food and beverage, technology, aerospace, wireless, industrial and manufacturing, chemical, agribusiness, life sciences and healthcare.
We also benefit from a strong position in the high-growth e-commerce sector. E-commerce is predicted to continue to grow globally at a double-digit rate through at least 2020, making it difficult for many companies to handle fulfillment in-house while providing a high level of service. Demand in the e-commerce sector is characterized by strong seasonal surges in activity; the fourth quarter peak is typically the most dramatic, when holiday orders are placed online.
We are the largest outsourced e-fulfillment provider in Europe, and we have a major platform for e-fulfillment in North America, where we provide highly customized solutions that include reverse logistics and omnichannel services. Our experience with fast-growing e-commerce categories makes us a valuable partner to customers who want to outsource order fulfillment, product returns, testing, refurbishment, warranty management, refunding, order personalization and other value-added services. Together with our last mile expertise with heavy goods, our logistics capabilities provide e-commerce companies with superior control, flexible warehousing options and labor, advanced automation and a national network of home delivery hubs.
Operating Philosophy
We believe that our ability to provide customers with integrated, end-to-end supply chain solutions gives us a significant competitive advantage. Many customers, particularly large companies, prefer to use large, multimodal service providers to manage more than one aspect of the supply chain. Additionally, we have positioned the Company to capitalize on the ongoing growth in e-commerce, and on secular trends in demand, such as outsourcing and just-in-time inventory practices.
Two hallmarks of our operations are technology and sustainability.
We prioritize innovation because we believe that advanced technology is critical to continuously improving customer service, controlling costs and leveraging our scale. Our 2018 investment in technology was approximately $500 million, among the highest in our industry.
We concentrate our efforts in four areas of innovation: automation and intelligent machines, dynamic data science, the digital freight marketplace, and visibility and customer service, specifically in the e-commerce supply chain. Our global team of approximately 1,700 technology professionals can deploy proprietary software very rapidly on our cloud-based platform. Our focus is on developing innovations that differentiate our services, create benefits for our customers and value for our shareholders. For example, we have the ability to share data with our customers in real time, including visibility of orders moving through fulfillment and shipments in transit. Our technology gives us a birds-eye view of real-time market conditions and pricing for truckload, intermodal and LTL, and facilitates load assignments with our independent contractors, all of which greatly enhances customer service.
In addition, we have a strong commitment to sustainability. We own the largest natural gas truck fleet in Europe and we launched government-approved mega-trucks in Spain as two of numerous initiatives to reduce our carbon footprint. In 2018, we made substantial investments in fuel-efficient Freightliner Cascadia tractors in North America; these use EPA 2013-compliant and GHG14-compliant Selective Catalytic Reduction (“SCR”) technology. In Europe, our tractors are approximately 98% compliant with Euro V, EEV and Euro VI standards, making our fleet one of the most modern in the industry. Our Company has been awarded the label “Objectif CO2” for outstanding environmental performance of transport operations in Europe by the French Ministry of the Environment and the French Environment and Energy Agency.
A number of our logistics facilities are ISO 14001-certified, which ensures environmental and other regulatory compliances. We monitor fuel emissions from forklifts, with protocols in place to take immediate corrective action if needed. Company packaging engineers ensure that the optimal carton size is used for each product slated for distribution and, as a byproduct of reverse logistics, we recycle millions of electronic components and batteries each year. We are committed to operating in a progressive and environmentally sound manner, with the greatest efficiency and the least waste possible.
Transportation Services
The Company’s Transportation segment includes freight brokerage (which encompasses truck brokerage, intermodal, drayage and expedite), last mile, LTL, full truckload, global forwarding and managed transportation services led by highly experienced operators.
Freight Brokerage
Our truck brokerage operations are non-asset-based: we place shippers’ freight with qualified carriers, primarily trucking companies. Customers offer loads to us via electronic data interchange, email, telephone and the internet on a daily basis. Truck brokerage services are priced on either a spot market or contract basis for shippers. We collect payments from our customers and pay the carriers for transporting customer loads. Our proprietary, cloud-based brokerage platform, Freight Optimizer, gives us real-time visibility into truckload supply and demand. Freight Optimizer is also the technology behind XPO Connect, our digital freight marketplace, which connects shippers and carriers in a virtual environment.

Our intermodal operations are asset-light: we provide customers with container capacity, brokered rail transportation, drayage transportation via independent contractors, and on-site operational services. We lease or own approximately 9,500 53-ft. containers and approximately 5,000 chassis. We utilize this equipment, together with access to supplemental capacity, to meet our customers’ intermodal requirements.
We have a sophisticated infrastructure in place to work with the railroads in providing the long-haul portion of freight shipments in containers, and we contract with independent drayage trucking companies for local pickup and delivery. We also provide customized electronic tracking and analysis of market prices and negotiated rates through our proprietary Rail Optimizer technology, which we use to determine the optimal configurations of truck and rail.
We offer our door-to-door intermodal services to a wide range of customers in North America, including large industrial and retail shippers, transportation intermediaries, such as intermodal marketing companies, and steamship lines. As of December 31, 2018, XPO was the third largest provider of intermodal services in North America, with one of the largest U.S. drayage networks, and a leading provider of intermodal services in the cross-border Mexico sector.
Our expedite operations are predominantly non-asset-based — we use a network of contracted owner-operators for expedited ground transportation, and an electronic bid platform for air charter loads. Another large component of our expedite offering is our proprietary transportation management platform, which awards loads electronically based on online bids by carriers. These transactions primarily happen on a machine-to-machine basis. Our technology initiates a new auction on the internet, and we take a fee for facilitating the process.
Our expedite services can be characterized as time-critical, time-sensitive or high priority freight shipments, many of which have special handling needs. Urgent needs for expedited transportation typically arise due to tight tolerances in a customer’s supply chain, or some kind of disruption to the supply chain.
Expedite customers most often request our services on a per-load transactional basis through our offices or via our proprietary online portals. Only a small percentage of loads are scheduled for future delivery dates. We operate an ISO 9001:2008-certified call center that gives our customers on-demand status updates related to their expedited shipments. As of December 31, 2018, XPO was the largest manager of expedited freight shipments in North America.
Last Mile Logistics
Our last mile operations in North America and Europe primarily specialize in heavy goods, including appliances, furniture, large electronics and other items that are larger-than-parcel. As of December 31, 2018, XPO was the largest provider of last mile logistics for heavy goods in North America, having arranged approximately 40,000 deliveries a day on average in 2018.
Our last mile services are predominantly asset-light; we utilize independent contractors to perform transportation and over-the-threshold deliveries and installations. In North America, these services are facilitated through a large network of XPO last mile hubs. As of December 31, 2018, we had 85 hubs operating in North America, extending our footprint to within 125 miles of approximately 90% of the U.S. population and further reducing transit times for goods. We also have a small last mile business in Europe.
Last mile comprises the final stage of the delivery from a local distribution center or retail store to the end-customer’s home or business, where additional services are often required. It is a fast-growing industry sector that serves blue chip retailers, e-commerce companies and smaller retailers that have limited in-house capabilities for deliveries and installations. Important aspects of last mile service are responsiveness to seasonal demand, economies of scale, advanced technology and an ability to maintain a consistently high quality of customer experience.
The last mile process often requires incremental services, such as unpacking, assembly, utility connection, installation and testing, as well as the removal of an old product. These additional services are commonly referred to as white-glove services. We use our proprietary technology platform to collect customer feedback, monitor carrier performance, manage capacity and encourage communication to protect the brands of the retailers, e-tailers and manufacturers we serve.

Less-Than-Truckload (LTL)
In North America, our LTL operations are asset-based. We employ professional drivers, own a leading fleet of tractors and trailers for line-haul, pickup and delivery, and have a large network of terminals. We provide our customers with critical density and day-definite regional, inter-regional and transcontinental LTL freight services. As of December 31, 2018, XPO was a top three provider of LTL services in North America, offering more than 75,000 next-day and two-day lanes. Our coverage area in North America encompasses approximately 99% of all U.S. zip codes, with service within Canada, and cross-border with Mexico and Canada.
In Europe, our LTL operations utilize a blend of asset-based and asset-light capacity — both Company fleet and contracted carriers, with a network of terminals. We provide LTL services domestically in France, the United Kingdom and Spain. We also offer multinational LTL distribution throughout Europe.
Full Truckload
Our asset-based full truckload services operate almost entirely in Europe. For many customers, we function as a dedicated contract carrier, providing truckload capacity by utilizing our fleet of tractors and trailers, and our drivers. In addition, we provide transactional transportation of packaged goods, high cube products and bulk goods. We provide full truckload services domestically in France, the United Kingdom, Spain, Poland, Romania, Italy, Portugal and Slovakia, and internationally throughout Europe. As of December 31, 2018, XPO was a leading provider of full truckload transportation in Europe.
Global Forwarding
Our global forwarding operations are asset-light; we provide logistics services for domestic, cross-border and international shipments through our relationships with ground, air and ocean carriers and a network of Company and agent-owned offices. Our freight forwarding capabilities are not restricted by size, weight, mode or location, and therefore are potentially attractive to a wide market base.
As part of our global forwarding network, we operate subsidiaries as non-vessel-operating common carriers (“NVOCC”) to transport our customers’ freight by contracting with vessel operators. We are also a customs broker licensed by the U.S. Customs and Border Protection Service. This enables us to provide customs brokerage services to direct domestic importers, other freight forwarders and NVOCCs, and vessel-operating common carriers.
Managed Transportation
The Company is a top five global provider of managed transportation based on the value of freight under management. Our managed transportation offering includes a range of services provided to shippers who want to outsource some or all of their transportation modes, together with associated activities. These activities can include freight handling, such as consolidation and deconsolidation, labor planning, the facilitation of inbound and outbound shipments, cross-border customs management and documentation, claims processing, and third-party logistics supplier management, as well as other services. We categorize our managed transportation services as control tower solutions, managed expedite and dedicated capacity.
Logistics Services
Our Logistics segment, which we also refer to as Supply Chain, encompasses a range of services for the purpose of helping our customers control costs and increase efficiency. We provide differentiated and data-intensive contract logistics services for customers, including value-added warehousing and distribution, e-commerce fulfillment, cold chain solutions, reverse logistics, packaging and labeling, factory support, aftermarket support, inventory management and personalization services, such as laser etching. In addition, our Logistics segment provides highly engineered, customized solutions and supply chain optimization services, such as volume flow management, predictive analytics and advanced automation. Our Logistics operations are led by seasoned executives in North America and Europe who collaborate on multinational opportunities. As of December 31, 2018, XPO was the second largest global provider of contract logistics based on facility space, with one of the largest e-fulfillment platforms in Europe.
We utilize our technology and expertise to solve complex supply chain challenges and create transformative solutions for our customers. Examples include intelligent robots that support our warehouse employees, and sophisticated analytics for demand forecasting. Our proprietary algorithms can predict the flow of goods and future returns, helping our e-commerce customers plan for peak inventory, capacity and labor levels.
Our logistics customers primarily operate in industries with high-growth outsourcing opportunities, such as retail and e-commerce, food and beverage, technology, aerospace, wireless, industrial and manufacturing, chemical, agribusiness, life sciences and healthcare. They have demanding requirements for quality standards, real-time data visibility, special handling, security, the management of large numbers of stock-keeping units, time-assured deliveries and management of seasonal surges in certain sectors, such as retail and e-commerce.
XPO Direct
XPO Direct is a shared-space distribution network that capitalizes on the strengths of our Logistics and Transportation segments in combination. This network of logistics warehouses and last mile hubs gives our customers flexible capacity and helps them speed order fulfillment and delivery. Our facilities serve as stockholding sites and cross-docks that can be utilized by multiple customers at the same time. Transportation needs are supported by our brokered, contracted and owned capacity.
XPO Direct gives companies a way to manage Business-to-Consumer and Business-to-Business fulfillment using our scale and capacity, without the capital investment of adding high-fixed-cost distribution centers. Our North American footprint positions goods within one-day and two-day ground transportation range of approximately 90% of the U.S. population and in close proximity to retail stores for inventory replenishment.
Our Strategy
Our strategy is to help customers manage their goods most efficiently through their supply chains, using our highly integrated network of people, technology and physical assets. We deliver value to customers in the form of process efficiencies, cost efficiencies, reliable outcomes, technological innovations and service that is both highly responsive and proactive.
As part of our strategy, we continuously seek to become more efficient in our own operations. We do this by looking for ways to leverage our strengths and serve customers as comprehensively as possible — our existing customers, and also companies in high-growth verticals where there is a need for multiple XPO services. As of December 31, 2018, 90 of our top 100 customers were using two or more of our service lines.
In addition, we have a comprehensive framework of processes for recruiting, training and mentoring our employees, and for marketing to the hundreds of thousands of prospective customers that can use our services. Most important to our growth, we have instilled a culture of collaboration that focuses our efforts on delivering results for our customers and our Company.
We will continue to grow the business in a disciplined manner, and with a compelling value proposition: XPO can provide innovative solutions for any company, of any size, with any combination of supply chain needs.
Management’s growth and optimization strategy for the Transportation segment is to:

•	Market our diversified, multimodal offering to customers of all sizes, both new and existing accounts;

•	Cross-sell our Transportation segment solutions to customers of our Logistics segment;

•	Provide world-class solutions that satisfy our customers’ transportation-related supply chain goals;

•	Recruit and retain quality drivers, and best utilize our driver and equipment capacities;

•	Attract and retain quality independent owner-operators and independent brokered carriers for our carrier network;

•	Recruit and retain quality sales and customer service representatives, and continuously improve employee productivity with state-of-the-art training and technology;

•	Continue to develop cutting-edge transportation applications for our proprietary technology platform and make meaningful use of data; and

•	Integrate industry-best practices, with a focus on utilizing our advantages of scale to serve our customers efficiently and lower our administrative overhead.
Management’s growth and optimization strategy for the Logistics segment is to:

•	Develop additional business in verticals where the Company already has deep logistics expertise and a strong track record of successful relationships;

•	Capture more share of spend with existing customers that could use our solutions for more of their supply chain needs, including both logistics and transportation;

•	Expand our relationships with existing customers that have multinational business interests in North America, Europe and Asia;

•	Cross-sell our Logistics segment solutions to customers of our Transportation segment;

•	Market the significant advantages of XPO’s proprietary logistics technology;

•	Market the ability of XPO to produce reliable, business-specific results across our global logistics network in a consistent manner;

•	Provide world-class solutions that meet our customers’ goals for supply chain performance, growth management and stakeholder satisfaction; and

•	Integrate industry-best practices, with a focus on utilizing our advantages of scale to serve our customers efficiently and lower our administrative overhead.
Technology and Intellectual Property
One of the ways in which we empower our employees to deliver superior service is through our proprietary technology. We believe that technology is a compelling differentiator in our industry. It represents one of the Company’s largest categories of investment, reflecting our belief that the continual enhancement of our technology is critical to our success.
In 2018, we introduced numerous innovations, some of which are described here:
In our Logistics segment, we launched our proprietary, cloud-based warehouse management platform to integrate robotics and other advanced automation very rapidly into our operations. This is particularly advantageous in multi-site and multichannel environments. Our technology facilitates omnichannel distribution, lean manufacturing support, aftermarket support, supply chain optimization and transportation management. It links our XPO Direct distribution network and can predict where stock should be positioned in the network for the greatest efficiency.
We announced a partnership with a world leader in consumer packaged goods to co-create a 638,000-square-foot logistics center in the U.K. The site is scheduled to open in 2020 and will feature advanced sortation systems and robotics, as well as other state-of-the-art automation and an XPO technology laboratory. A digital ecosystem will integrate predictive data and intelligent machines, operating as both a think tank and a launch pad for our innovations.
We’re deploying 5,000 additional robots throughout our logistics sites in North America and Europe. These are intelligent robots that collaborate with humans; the solution is designed to supplement our existing workforce and support future growth. These robots shorten order-to-shipment times, support same-day and next-day deliveries and help workers minimize walk-time and manual errors. As a separate initiative, we are using data-driven workforce planning tools in our warehouses to optimize productivity shift by shift.
In our Transportation segment, our XPO Connect digital freight marketplace operates as a fully automated, self-learning platform that connects shippers with carriers, both directly and through the Company. This technology gives customers direct access to our carrier transportation network and its predictive data, while carriers connect through our Drive XPO mobile app. As of December 31, 2018, we had more than 14,000 carrier signups for XPO Connect access.
In last mile, our technology delivers a consistent consumer experience with superior satisfaction levels. The system gathers real-time feedback post-delivery to help our customers build loyalty. This protects the brands of our e-tail and retail customers. We also use our proprietary applications to engage consumers in the delivery process for their heavy goods. Shoppers who buy large items from our customers online can track those orders in real time using our web portal, Google Home, Amazon Echo or Google Search. They can request personalized alerts, reschedule delivery times electronically and use our augmented reality tool to visualize the item inside their home.
In LTL, we launched a next-generation web integration that gives shippers access to more capabilities without custom programming, including delivery and pickup management tools, pricing and planning tools, and electronic document handling. We also developed proposal and pricing systems for LTL, with robust algorithms and profitability monitoring. Overall, we have improved the business intelligence we use internally for LTL pricing, workforce planning and network optimization.
The supply chain industry is wide open for disruptive thinking like this. Our position as a technology leader has led to important new advantages for our customers.
Customers and Markets
Our Company provides services to a variety of customers, ranging in size from small, entrepreneurial organizations to Fortune 500 companies and global leaders. We have a diversified base of more than 50,000 customers that minimizes our concentration risk: in 2018, approximately 11% of our revenue was attributable to our top five customers.
In addition, our markets are highly diversified. The customers we serve span every major industry and touch every part of the economy. Our revenue derives from a mix of key verticals, such as retail and e-commerce, food and beverage, consumer packaged goods and industrial.
Our transportation services are primarily marketed in North America and Europe, whereas our logistics and global forwarding networks serve global markets with concentrations in North America, Europe and Asia. For the full year 2018, approximately 59% of our revenue was generated in the United States, 13% came from France and 12% from the United Kingdom.
Competition
Transportation and logistics are highly competitive and fragmented marketplaces, with thousands of companies competing domestically and internationally. XPO competes on service, reliability, scope and scale of operations, technological capabilities and price. Our competitors include local, regional, national and international companies that offer the same services we provide — some with larger customer bases, significantly more resources and more experience than we have. Additionally, some of our customers have internal resources that can perform services we offer. Due in part to the fragmented nature of the industry, we must strive daily to retain existing business relationships and forge new relationships.
The health of the transportation and logistics industry will continue to be a function of domestic and global economic growth. However, we believe that we have positioned the Company in fast-growing sectors to benefit from secular trends in demand, such as e-commerce and outsourcing. Together with our scale, technology and company-specific initiatives, we believe that our positioning should keep us growing faster than the macro environment.
Regulation
Our operations are regulated and licensed by various governmental agencies in the United States and in the other countries where we conduct business. These regulations impact us directly and indirectly by regulating third-party transportation providers we use to transport freight for our customers.
Regulation Affecting Motor Carriers, Owner-Operators and Transportation Brokers. In the United States, our subsidiaries that operate as motor carriers have motor carrier licenses issued by the Federal Motor Carrier Safety Administration (“FMCSA”) of the U.S. Department of Transportation (“DOT”). In addition, our subsidiaries acting as property brokers have property broker licenses issued by the FMCSA. Our motor carrier subsidiaries and the third-party motor carriers we engage in the United States must comply with the safety and fitness regulations of the DOT, including those related to drug-testing, alcohol-testing, hours-of-service, records retention, vehicle inspection, driver qualification and minimum insurance requirements. Weight and equipment dimensions also are subject to government regulations. We also may become subject to new or more restrictive regulations relating to emissions, drivers’ hours-of-service, independent contractor eligibility requirements, onboard reporting of operations, air cargo security and other matters affecting safety or operating methods. Other agencies, such as the U.S. Environmental Protection Agency (“EPA”), the Food and Drug Administration (“FDA”), the California Air Resources Board and the U.S. Department of Homeland Security (“DHS”), also regulate our equipment, operations and independent contractor drivers. Like our third-party support carriers, we are subject to a variety of vehicle registration and licensing requirements in certain states and local jurisdictions where we operate. In foreign jurisdictions where we operate, our operations are regulated by the appropriate governmental authorities.
In 2010, the FMCSA introduced the Compliance Safety Accountability program (“CSA”), which uses a Safety Management System (“SMS”) to rank motor carriers on seven categories of safety-related data, known as Behavioral Analysis and Safety Improvement Categories, or “BASICs.”
Although the CSA scores are not currently publicly available, this development is likely to be temporary. As a result, our fleet could be ranked worse or better than our competitors, and the safety ratings of our motor carrier operations could be impacted. Our network of third-party transportation providers may experience a similar result. A reduction in safety and fitness ratings may result in difficulty attracting and retaining qualified independent contractors and could cause our customers to direct their business away from XPO and to carriers with more favorable CSA scores, which would adversely affect our results of operations.
In addition, nearly all carriers and drivers that are required to maintain records of duty status, including certain of XPO’s motor carrier subsidiaries and drivers, have been required to install and use electronic logging devices (“ELDs”). ELD installation and use may increase costs for independent contractors and other third-party support carriers who provide services to XPO and may impact driver recruitment.
Regulations Affecting our Subsidiaries Providing Ocean and Air Transportation. XPO Customs Clearance Solutions, LLC (“XCCS”) and XPO GF America, Inc. (“XGFA”), two of the Company’s subsidiaries, are licensed as U.S. Customs brokers by the U.S. Customs and Border Protection (“the CBP”) of the DHS in each U.S. district where they perform services. All U.S. Customs brokers are required to maintain prescribed records and are subject to periodic audits by the CBP. In other jurisdictions where we perform customs brokerage services, our operations are licensed, where necessary, by the appropriate governmental authority.
Our subsidiaries offering expedited air charter transportation are subject to regulation by the Transportation Security Administration (“TSA”) of the DHS regarding air cargo security for all loads, regardless of origin and destination. XPO Global Forwarding, Inc. (“XGF”), XGFA and XPO Air Charter, LLC are regulated as “indirect air carriers” by the DHS and the TSA. These agencies provide requirements, guidance and, in some cases, administer licensing requirements and processes applicable to the freight forwarding industry.
Regarding our international operations, XGF and XGFA are members of the International Air Transportation Association (“IATA”), a voluntary association of airlines and freight forwarders that outlines operating procedures for forwarders acting as agents or third-party intermediaries for IATA members. A substantial portion of XPO’s international air freight business is transacted with other IATA members.
Additionally, XGF, XGFA and XCCS are each registered as an Ocean Transportation Intermediary (“OTI”) and ocean freight forwarders by the U.S. Federal Maritime Commission (“FMC”), which establishes the qualifications, regulations and bonding requirements to operate as an OTI and ocean freight forwarder for businesses originating and terminating in the United States. XGF and XGFA are also licensed NVOCCs.
Our international freight forwarding operations make us subject to regulations of the U.S. Department of State, the U.S. Department of Commerce and the U.S. Department of Treasury, and to various laws and regulations of the other countries where we operate. These regulations cover matters, such as what commodities may be shipped to what destinations and to what end-users, unfair international trade practices, and limitations on entities with which we may conduct business.
Other Regulations. The Company is subject to a variety of other U.S. and foreign laws and regulations, including but not limited to, the Foreign Corrupt Practices Act and other anti-bribery and anti-corruption statutes.
Classification of Independent Contractors. Tax and other federal and state regulatory authorities, as well as private litigants, continue to assert that independent contractor drivers in the trucking industry are employees rather than independent contractors. Federal legislators have introduced legislation in the past to make it easier for tax and other authorities to reclassify independent contractors as employees, including legislation to increase the recordkeeping requirements and heighten the penalties for companies who misclassify workers and are found to have violated overtime and/or wage requirements. Additionally, federal legislators have sought to abolish the current safe harbor allowing taxpayers that meet certain criteria to treat individuals as independent contractors if they are following a longstanding, recognized practice. Federal legislators also sought to expand the Fair Labor Standards Act to cover “non-employees” who perform labor or services for businesses, even if said non-employees are properly classified as independent contractors; require taxpayers to provide written notice to workers based upon their classification as either an employee or a non-employee; and impose penalties and fines for violations of the notice requirement and/or for misclassifications. Some states have launched initiatives to increase revenues from items such as unemployment, workers’ compensation and income taxes, and the reclassification of independent contractors as employees could help states with those initiatives. Taxing and other regulatory authorities and courts apply a variety of standards in their determinations of independent contractor status. If XPO’s independent contractor drivers are determined to be employees, we would incur additional exposure under some or all of the following: federal and state tax, workers’ compensation, unemployment benefits, and labor, employment and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings.
Environmental Regulations. Our facilities and operations and our independent contractors are subject to various environmental laws and regulations dealing with the hauling, handling and disposal of hazardous materials, emissions from vehicles, engine-idling, fuel tanks and related fuel spillage and seepage, discharge and retention of storm water, and other environmental matters that involve inherent environmental risks. Similar laws and regulations may apply in many of the foreign jurisdictions in which we operate. We have instituted programs to monitor and control environmental risks and maintain compliance with applicable environmental laws and regulations. We may be responsible for the cleanup of any spill or other incident involving hazardous materials caused by our operations or business. In the past, we have been responsible for the costs of cleanup of diesel fuel spills caused by traffic accidents or other events, and none of these incidents materially affected our business or operations. We generally transport only hazardous materials rated as low-to-medium-risk, and a small percentage of our total shipments contains hazardous materials. We believe that our operations are in substantial compliance with current laws and regulations and we do not know of any existing environmental condition that reasonably would be expected to have a material adverse effect on our business or operating results. Future changes in environmental regulations or liabilities from newly discovered environmental conditions or violations (and any associated fines and penalties) could have a material adverse effect on our business, competitive position, results of operations, financial condition or cash flows. U.S. federal and state governments, as well as governments in certain foreign jurisdictions where we operate, have also proposed environmental legislation that could, among other things, potentially limit carbon, exhaust and greenhouse gas emissions. If enacted, such legislation could result in higher costs for new tractors and trailers, reduced productivity and efficiency, and increased operating expenses, all of which could adversely affect our results of operations.
Risk Management and Insurance
We maintain insurance for commercial automobile liability, truckers’ commercial automobile liability, commercial general liability, cargo/warehouse legal liability, workers’ compensation and employers’ liability, and umbrella and excess umbrella liability, with coverage limits, deductibles and self-insured retention levels that we believe are reasonable given the varying historical frequency, severity and timing of claims. Certain actuarial assumptions and management judgments are made for insurance reserves and are subject to a degree of variability.
Seasonality
Our revenue and profitability are typically lower for the first quarter of the calendar year relative to the other quarters. We believe this is due in part to the post-holiday reduction in demand experienced by many of our customers, which leads to more capacity in the non-expedited and service-critical markets and, in turn, less demand for expedited and premium shipping services. In addition, the productivity of our tractors and trailers, independent contractors and transportation providers generally decreases during the winter season because inclement weather impedes operations. It is not possible to reliably predict whether the Company’s historical revenue and profitability trends will continue to occur in future periods.

Employees
As of December 31, 2018, the Company had more than 100,000 full-time and part-time employees. Our employee base is one of our most critical resources, and we view the recruitment, training and retention of qualified employees as being essential to our ongoing success. We believe that we have good relations with our employees, with strong programs in place for communication and professional development.
Executive Officers of the Registrant
The following information relates to each of our executive officers:

Name	Age	Position
Bradley S. Jacobs	62	Chairman of the Board and Chief Executive Officer
Troy A. Cooper	49	President
Kenneth R. Wagers III	47	Chief Operating Officer and Interim President, LTL–North America
Sarah J.S. Glickman	49	Acting Chief Financial Officer
Mario A. Harik	38	Chief Information Officer
Bradley S. Jacobs has served as XPO’s chief executive officer and chairman of the Board of Directors since September 2011. Mr. Jacobs is also the managing director of Jacobs Private Equity, LLC, which is the Company’s second largest stockholder. Prior to XPO, he led two public companies: United Rentals, Inc. (NYSE: URI), which he co-founded in 1997, and United Waste Systems, Inc., which he founded in 1989. Mr. Jacobs served as chairman and chief executive officer of United Rentals for its first six years, and as executive chairman for an additional four years. With United Waste Systems, he served eight years as chairman and chief executive officer. Previously, Mr. Jacobs founded Hamilton Resources (UK) Ltd. and served as its chairman and chief operating officer. This followed the co-founding of his first venture, Amerex Oil Associates, Inc., where he was chief executive officer.
Troy A. Cooper has served as XPO’s president since April 2018, after formerly serving as XPO’s chief operating officer from 2014 to 2018, and as Transportation segment leader. From September 2015 to September 2017 he also served as chief executive officer and chairman of XPO Logistics Europe. Mr. Cooper joined the Company in September 2011 as vice president of finance. Prior to XPO, Mr. Cooper served as vice president and group controller with United Rentals, Inc., where he was responsible for field finance functions and helped to integrate over 200 acquisitions in the United States, Canada and Mexico. Earlier, he held controller positions with United Waste Systems, Inc. and OSI Specialties, Inc. (formerly a division of Union Carbide, Inc.). He began his career in public accounting with Arthur Andersen and Co. and has a degree in accounting from Marietta College.
Kenneth R. Wagers has served as XPO’s chief operating officer since April 2018, and additionally serves as interim president of the Company’s North American less-than-truckload business unit. Mr. Wagers has more than two decades of experience in the supply chain sector, including senior positions with Amazon.com, Dr Pepper Snapple Group and UPS. From 2013 until he joined the Company, he served as Amazon’s head of finance, worldwide transportation and logistics. For Dr Pepper Snapple Group, he held supply chain leadership positions in consumer packaged goods. Over 17 years with UPS, he was instrumental in the expansion of 3PL services, including UPS Supply Chain Solutions. Mr. Wagers holds a master’s degree in finance from Georgia State University.
Sarah J.S. Glickman has served as XPO’s acting chief financial officer since August 2018. Ms. Glickman served as XPO’s Senior Vice President, Corporate Finance from June 2018 to August 2018. Ms. Glickman’s more than 25 years of senior finance experience include her position as chief financial officer of business services for Novartis from January 2017 to May 2018, executive roles with Honeywell International from March 2006 to November 2016 and, prior to Honeywell, Bristol-Myers Squibb. During her 11 years with Honeywell, she served as chief financial officer of the fluorine products business, and as head of internal audit and director of finance operations. With Honeywell and Bristol-Myers Squibb, she held senior positions in corporate controllership and accounting, financial controls and compliance. Ms. Glickman began her career at PricewaterhouseCoopers. She is a CPA and a Chartered Accountant with a degree in economics from the University of York (UK).
Mario A. Harik has served as XPO’s chief information officer since November 2011. Mr. Harik has built comprehensive IT organizations, overseen the implementation of extensive proprietary platforms, and consulted to

Fortune 100 companies. His prior positions include chief information officer and senior vice president of research and development with Oakleaf Waste Management; chief technology officer with Tallan, Inc.; co-founder of G3 Analyst, where he served as chief architect of web and voice applications; and architect and consultant with Adea Solutions. Mr. Harik holds a master’s degree in engineering, information technology from Massachusetts Institute of Technology, and a degree in engineering, computer and communications from the American University of Beirut, Lebanon.
Corporate Information and Availability of Reports
XPO Logistics, Inc. was incorporated in Delaware on May 8, 2000. Our executive office is located in the United States at Five American Lane, Greenwich, Connecticut 06831. Our telephone number is (855) 976-6951. Our stock is listed on the New York Stock Exchange (“NYSE”) under the symbol XPO.
Our corporate website is www.xpo.com. We make available on this website, free of charge, access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, specialized disclosure reports on Form SD, Proxy Statements on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically submit such material to the SEC. We also make available on our website copies of materials regarding our corporate governance policies and practices, including the XPO Logistics, Inc. Corporate Governance Guidelines, Code of Business Ethics and the charters relating to the committees of our Board of Directors. You also may obtain a printed copy of the foregoing materials by sending a written request to: Investor Relations, XPO Logistics, Inc., Five American Lane, Greenwich, Connecticut 06831.
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
The transportation industry in North America and Europe historically has experienced cyclical fluctuations in financial results due to economic recession, downturns in the business cycles of our customers, increases in the prices charged by third-party carriers, interest rate fluctuations and other U.S. and global economic factors beyond our control. During economic downturns, a reduction in overall demand for transportation services will likely reduce demand for our services and exert downward pressures on our rates and margins. In periods of strong economic growth, demand for limited transportation resources can result in increased network congestion and operating inefficiencies. In addition, any deterioration in the economic environment subjects our business to various risks that may have a material impact on our operating results and future prospects. These risks may include the following:

•
A reduction in overall freight volumes reduces our opportunities for growth. In addition, if a downturn in our customers’ business cycles causes a reduction in the volume of freight shipped by those customers, our operating results could be adversely affected;

•
Some of our customers may experience financial distress, file for bankruptcy protection, go out of business, or suffer disruptions in their business and may not be able to pay us. In addition, some customers may not pay us as quickly as they have in the past, causing our working capital needs to increase;

•	A significant number of our transportation providers may go out of business and we may be unable to secure sufficient equipment capacity or services to meet our commitments to our customers; and

•
We may not be able to appropriately adjust our expenses to changing market demands. In order to maintain high variability in our business model, it is necessary to adjust staffing levels when market demand changes. In periods of rapid change, it is more difficult to match our staffing levels to our business needs. In addition, we have other expenses that are primarily variable but are fixed for a period of time, as well as certain significant fixed expenses, and we may not be able to adequately adjust them in a period of rapid change in market demand.
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

•
A reduction in the rates charged by our competitors to gain business, especially during times of declining economic growth, which may limit our ability to maintain or increase our rates, maintain our operating margins or achieve significant growth in our business;

•	Shippers soliciting bids from multiple transportation providers for their shipping needs, which may result in the depression of freight rates or loss of business to competitors;

•	The establishment by our competitors of cooperative relationships to increase their ability to address shipper needs;

•	Decisions by our current or prospective customers to develop or expand internal capabilities for some of the services we provide; and

•	The development of new technologies or business models that could result in our disintermediation in certain businesses, such as freight brokerage.
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
Our contract logistics operations can require a significant commitment of capital in the form of shelving, racking and other warehousing systems that may be required to implement warehouse-management services for our customers. To the extent that a customer defaults on its obligations under its agreement with us, we could be forced to take a significant loss on the unrecovered portion of this capital cost.
Our investments in equipment and service centers depend on our ability to generate cash flow from operations and our access to credit, debt and equity capital markets. A decline in the availability of these funding sources could adversely affect our financial condition and results of operations.
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
If the performance of our reporting units or an acquired business varies from our projections or assumptions, or if estimates about the future profitability of our reporting units or an acquired business change, our revenues, earnings or other aspects of our financial condition could be adversely affected. We may also experience difficulties in connection with integrating any acquired companies into our existing businesses and operations, including our existing infrastructure and information technology systems. The infrastructure and information technology systems of acquired businesses could present issues that we were not able to identify prior to the acquisition and that could adversely affect our financial condition and results; we have experienced challenges of this nature relating to the infrastructure and systems of our businesses that we recently acquired. Also, we may not realize all synergies we anticipate from past and potential future acquisitions. Among the synergies that we currently expect to realize are cross-selling opportunities to our existing customers, network synergies and other operational synergies. Any of these events could adversely affect our financial condition and results of operations.
We may not successfully manage our growth.
We have grown rapidly and substantially over prior years, including by expanding our internal resources, making acquisitions and entering into new markets, and we intend to continue to focus on rapid growth, including organic growth and additional acquisitions. We may experience difficulties and higher-than-expected expenses in executing this strategy as a result of unfamiliarity with new markets, changes in revenue and business models, entering into new geographic areas and increased pressure on our existing infrastructure and information technology systems.
Our growth will place a significant strain on our management, operational, financial and information technology resources. We will need to continually improve existing procedures and controls, as well as implement new transaction processing, operational and financial systems, and procedures and controls to expand, train and manage our employee base. Our working capital needs will continue to increase as our operations grow. Failure to manage our growth effectively, or obtain necessary working capital, could have a material adverse effect on our business, results of operations, cash flows, stock price and financial condition.
Our business will be seriously harmed if we fail to develop, implement, maintain, upgrade, enhance, protect and integrate our information technology systems, including those systems of any businesses that we acquire.
We rely heavily on our information technology systems to efficiently run our business; they are a key component of our customer-facing services and internal growth strategy. In general, we expect our customers to continue to demand more sophisticated, fully integrated information systems from their transportation and logistics providers. To keep pace with changing technologies and customer demands, we must correctly interpret and address market trends and enhance the features and functionality of our proprietary technology platform in response to these trends. This process of continuous enhancement may lead to significant ongoing software development costs, which will continue to increase if we pursue new acquisitions of companies and their current systems. In addition, we may fail to accurately determine the needs of our customers or trends in the transportation services and logistics industries or we may fail to design and implement the appropriate responsive features and functionality for our technology platform in a timely and cost-effective manner. Any such failures could result in decreased demand for our services and a corresponding decrease in our revenues.
We must maintain and enhance the reliability and speed of our information technology systems to remain competitive and effectively handle higher volumes of freight through our network and the various service modes we offer. If our information technology systems are unable to manage additional volume for our operations as our business grows, or if such systems are not suited to manage the various service modes we offer, our service levels and operating efficiency could decline. In addition, if we fail to hire and retain qualified personnel to implement, protect and maintain our information technology systems, or if we fail to upgrade our systems to meet our customers’ demands, our business and results of operations could be seriously harmed. This could result in a loss of customers or a decline in the volume of freight we receive from customers.
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
We may also be subject to cybersecurity attacks and other intentional hacking. Any failure to identify and address such defects or errors or prevent a cyber-attack could result in service interruptions, operational difficulties, loss of revenues or market share, liability to our customers or others, the diversion of corporate resources, injury to our reputation and increased service and maintenance costs. Addressing such issues could prove to be impossible or very costly and responding to resulting claims or liability could similarly involve substantial cost. In addition, recently, regulatory and enforcement focus on data protection has heightened in the U.S. and abroad (particularly in the European Union), and failure to comply with applicable U.S. or foreign data protection regulations or other data protection standards may expose us to litigation, fines, sanctions or other penalties, which could harm our reputation and adversely impact our business, results of operations and financial condition.
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
In our global forwarding, last mile and freight brokerage operations, we do not own or control the transportation assets that deliver our customers’ freight, and we do not employ the people directly involved in delivering this freight. In addition, in our freight brokerage businesses (particularly our over-the-road expedite operations and intermodal drayage operations) and in our last mile business, we engage independent contractors who own and operate their own equipment. Accordingly, we are dependent on third parties to provide truck, rail, ocean, air and other transportation services and to report certain events to us, including delivery information and cargo claims. This reliance on third parties could cause delays in reporting certain events, including our ability to recognize revenue and claims in a timely manner.
Our inability to maintain positive relationships with independent transportation providers could significantly limit our ability to serve our customers on competitive terms. If we are unable to secure sufficient equipment or other transportation services to meet our commitments to our customers or provide our services on competitive terms, our operating results could be materially and adversely affected, and our customers could shift their business to our competitors temporarily or permanently. Our ability to secure sufficient equipment or other transportation services to meet our commitments to our customers or provide our services on competitive terms is subject to inherent risks, many of which are beyond our control, including the following:

•	Equipment shortages in the transportation industry, particularly among contracted truckload carriers and railroads;

•	Interruptions or stoppages in transportation services as a result of labor disputes, seaport strikes, network congestion, weather-related issues, “Acts of God” or acts of terrorism;

•	Changes in regulations impacting transportation;

•	Increases in operating expenses for carriers, such as fuel costs, insurance premiums and licensing expenses, that result in a reduction in available carriers; and

•	Changes in transportation rates.
Increases in driver compensation and difficulties attracting and retaining drivers could adversely affect our revenues and profitability.
Our LTL services in North America and Europe and our full truckload services in Europe are conducted primarily with employee drivers. Recently, there has been intense competition for qualified drivers in the transportation industry due to a shortage of drivers. The availability of qualified drivers may be affected from time to time by changing workforce demographics, competition from other transportation companies and industries for employees, the availability and affordability of driver training schools, changing industry regulations, and the demand for drivers in the labor market. If the industry-wide shortage of qualified drivers continues, these business lines will likely continue to experience difficulty in attracting and retaining enough qualified drivers to fully satisfy customer demands. As a result of the current highly-competitive labor market for drivers, our LTL and full truckload operations may be required to increase driver compensation and benefits in the future, or face difficulty meeting customer demands, all of which could adversely affect our profitability. Additionally, a shortage of drivers could result in the underutilization of our truck fleet, lost revenue, increased costs for purchased transportation or increased costs for driver recruitment.

Increases in independent contractor driver rates or other necessities in attracting and retaining qualified independent contractor drivers could adversely affect our profitability and ability to replenish or grow our independent contractor driver networks.
Our freight brokerage and intermodal businesses operate through fleets of vehicles that are owned and operated by independent contractors. Our last mile business also operates through a fleet of independent contract carriers that supply their own vehicles, drivers and helpers. These independent contractors are responsible for maintaining and operating their own equipment and paying their own fuel, insurance, licenses and other operating costs. Turnover and bankruptcy among independent contractor drivers often limit the pool of qualified independent contractor drivers and increase competition for their services. In addition, regulations such as the FMCSA Compliance Safety Accountability program may further reduce the pool of qualified independent contractor drivers. Thus, our continued reliance on independent contractor drivers could limit our ability to grow our ground transportation networks.
We are currently experiencing difficulty in attracting and retaining sufficient numbers of qualified independent contractor drivers, and we expect to continue to experience this difficulty from time to time in the future. Additionally, our agreements with independent contractor drivers are terminable by either party upon short notice and without penalty. Consequently, we need to regularly recruit new qualified independent contractor drivers to replace those who have left our networks. If we are unable to retain our existing independent contractor drivers or recruit new independent contractor drivers, our business and results of operations could be adversely affected.
The rates we offer our independent contractor drivers are subject to market conditions and we may find it necessary to continue to increase independent contractor drivers’ rates in future periods. If we are unable to continue to attract and retain a sufficient number of independent contractor drivers, we could be required to increase our mileage rates and accessorial pay or operate with fewer trucks and face difficulty meeting shipper demands, all of which would adversely affect our profitability and ability to maintain our size or to pursue our growth strategy.
Our business may be materially adversely affected by labor disputes.
Our business in the past has been, and in the future could be, adversely affected by strikes and labor negotiations affecting seaports, labor disputes between railroads and their union employees, or by a work stoppage at one or more railroads or local trucking companies servicing rail or port terminals, including work disruptions involving owner-operators under contract with our local trucking operations. Port shutdowns and similar disruptions to major points in national or international transportation networks, most of which are beyond our control, could result in terminal embargoes, disrupt equipment and freight flows, depress volumes and revenues, increase costs and have other negative effects on our operations and financial results.
Labor disputes involving our customers could affect our operations. If our customers are unable to negotiate new labor contracts and our customers’ plants experience slowdowns or closures as a result, our revenue and profitability could be negatively impacted. In particular, our Logistics segment derives a substantial portion of its revenue from the operation and management of facilities that are often located in close proximity to a customer’s manufacturing plant and are integrated into the customer’s production line process. We may experience significant revenue loss and shutdown costs, including costs related to early termination of leases, causing our business to suffer if clients are affected by strikes or other labor disputes, close their plants or significantly modify their capacity or supply chains at a plant that our Logistics segment services.
XPO Logistics Europe’s business activities require a large amount of labor, which represents one of its most significant costs, and it is essential that we maintain good relations with employees, trade unions and other staff representative institutions. A deteriorating economic environment may result in tensions in industrial relations, which may lead to industrial action within our European operations and this could have a direct impact on our business operations. Generally, any deterioration in industrial relations in our European operations could have an adverse effect on our revenues, earnings, financial position and outlook.
Efforts by labor organizations to organize employees at certain locations in North America, if successful, may result in increased costs and decreased efficiencies at those locations.
Since 2014, in the United States, the International Brotherhood of Teamsters (“Teamsters”) has attempted to organize employees at several of the Company’s LTL locations and two Supply Chain locations, and the International Association of Machinists (“Machinists”) has attempted to organize a small number of mechanics at three LTL maintenance shops. In 2018, the United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) attempted to organize warehouse workers at one Supply Chain location. The majority of our employees involved in these organizing efforts rejected union representation. As of January 1, 2019, our employees have voted in favor of union representation in nine of the 23 union elections held since 2014, with approximately 520 employees voting in favor and 560 employees voting against representation. In October 2017, a majority of the employees of the North Haven, Connecticut Supply Chain location who had voted for Teamsters representation petitioned the Company to withdraw recognition of the Teamsters as the employees’ representative and the Company withdrew this recognition. In addition, the Company continues to challenge the results of one election held in 2014 for an LTL location in Los Angeles, California pursuant to a petition that had been filed by the Teamsters. The remaining seven locations where employees had voted in favor of union representation are in negotiations for an initial collective bargaining agreement. Since 2014, the Teamsters have withdrawn six petitions seeking elections on behalf of approximately 230 LTL employees prior to the election being held, and the Machinists withdrew one petition for an LTL election on behalf of six individuals. We cannot predict with certainty whether further organizing efforts may result in the unionization of any additional locations domestically. If successful, these efforts may result in increased costs and decreased efficiencies at the specific locations where representation is elected. We do not expect the impact, if any, to extend to our larger organization or the service of our customer base.
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
While we believe that our contract carriers and owner-operators and their drivers are properly classified as independent contractors rather than as employees, adverse decisions have been rendered recently in certain cases pending against us, including with respect to determinations that certain of our contract carriers and owner-operators are improperly classified. Certain of these decisions are subject to appeal, but we cannot provide assurance that we will determine to pursue any appeal or that any such appeal will be successful. Adverse final outcomes in these matters could, among other things, entitle certain of our contract carriers and owner-operators and their drivers to reimbursement with respect to certain expenses and to the benefit of wage-and-hour laws and result in employment and withholding tax and benefit liability for us, and could result in changes to the independent contractor status of our contract carriers and owner-operators. Changes to state laws governing the definition of independent contractors could also impact the status of our contract carriers and owner-operators. Adverse final outcomes in these matters or changes to state laws could cause us to change our business model, which could have a material adverse effect on our business strategies, financial condition, results of operations or cash flows. These claims involve potentially significant classes that could involve thousands of claimants and, accordingly, significant potential damages and litigation costs, and could lead others to bring similar claims.
The results of these matters cannot be predicted with certainty and an unfavorable resolution of one or more of these matters could have a material adverse effect on our financial condition, results of operations or cash flows.
Our overseas operations subject us to various operational and financial risks that could adversely affect our business.
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
Our European business heavily relies on subcontracting and we use a large number of temporary employees in these operations. Any failure to properly manage our subcontractors or temporary employees in Europe could have a material adverse impact on our revenues, earnings, financial position and outlook.
We operate in Europe through our majority-owned subsidiary, XPO Logistics Europe SA. Subcontracting plays a key role in our European operations and we subcontract approximately 55% of our transport operations in the region. As a result, we are exposed to various risks related to managing our subcontractors, such as the risk that they do not fulfill their assignments in a satisfactory manner or within the specified deadlines. Such failures could compromise our ability to fulfill our commitments to our customers, comply with applicable regulations or otherwise meet our customers’ expectations. In some situations, the poor execution of services by our subcontractors could result in a customer terminating a contract. Such failures by our subcontractors could harm our reputation and ability to win new business and could lead to our being liable for contractual damages. Furthermore, in the event of a failure by our subcontractors to fulfill their assignments in a satisfactory manner, we could be required to perform unplanned work or additional services in line with the contracted service, without receiving any additional compensation. Lastly, some of our subcontractors in Europe may not be insured or may not have sufficient resources available to handle any claims from customers resulting from potential damage and losses relating to their performance of services on our behalf. As a result, the non-compliance by our subcontractors with their contractual or legal obligations may have a material adverse effect on our business and financial condition.
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
The nature of our business exposes us to the potential for various types of claims and litigation. In addition to the matters described in the risk factor “Certain of our businesses rely on owner-operators and contract carriers to conduct their operations, and the status of these parties as independent contractors, rather than employees, is being challenged,” we are subject to claims and litigation related to labor and employment, personal injury, vehicular accidents, cargo and other property damage, business practices, environmental liability and other matters, including with respect to claims asserted under various theories of agency and employer liability notwithstanding our independent contractor relationships with our transportation providers. Claims against us may exceed the amount of insurance coverage that we have or may not be covered by insurance at all. Businesses that we acquire also increase our exposure to litigation. Material increases in the frequency or severity of vehicular accidents, liability claims or workers’ compensation claims, or the unfavorable resolution of claims, or our failure to recover, in full or in part, under indemnity provisions with transportation providers, could materially and adversely affect our operating results. Our involvement in the transportation of certain goods, including but not limited to hazardous materials, could also increase our exposure in the event that we or one of our contracted carriers is involved in an accident resulting in injuries or contamination. In addition, significant increases in insurance costs or the inability to purchase insurance as a result of these claims could reduce our profitability.
An increase in the number and/or severity of self-insured claims or an increase in insurance premiums could have an adverse effect on us.
We use a combination of self-insurance programs and large-deductible purchased insurance to provide for the costs of employee medical, vehicular collision and accident, cargo and workers’ compensation claims. Our estimated liability for self-retained insurance claims reflects certain actuarial assumptions and judgments, which are subject to a degree of variability. We reserve for anticipated losses and expenses and periodically evaluate and adjust our claims reserves to reflect our experience. Estimating the number and severity of claims, as well as related judgment or settlement amounts, is inherently difficult. This, along with legal expenses, incurred but not reported claims, and other uncertainties can cause unfavorable differences between actual self-insurance costs and our reserve estimates. Accordingly, our ultimate results may differ from our estimates, which could result in losses over our reserved amounts. We periodically evaluate our level of insurance coverage and adjust insurance levels based on targeted risk tolerance and premium expense. An increase in the number and/or severity of self-insured claims or an increase in insurance premiums could have an adverse effect on us, while higher self-insured retention levels may increase the impact of loss occurrences on our results of operations.
In addition, the cost of providing benefits under our medical plans is dependent on a variety of factors, including governmental laws and regulations, healthcare cost trends, claims experience and healthcare decisions by plan participants. As a result, we are unable to predict how the cost of providing benefits under medical plans will affect our financial condition, results of operations or cash flows.
We are currently subject to securities class action litigation and may be subject to similar litigation in the future. Such matters can be expensive, time-consuming and have a material adverse effect on our business, results of operations and financial condition.
We are currently subject to securities class action litigation alleging violations of securities laws, which could harm our business and require us to incur significant costs. In December 2018, two purported class action lawsuits were filed against us and certain of our officers alleging that we made false and misleading statements and purporting to assert claims for violations of the federal securities laws, and seeking unspecified compensatory damages and other relief. One class action lawsuit has since been voluntarily dismissed. While we believe that we have a number of valid defenses to the claims described above and intend to vigorously defend ourselves in the remaining class action lawsuit, the matter is in the early stages of litigation and no assessment can be made as to the likely outcome of the matter or whether it will be material to us. Also, we may be subject to additional suits or proceedings in the future and litigation of this type may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our financial position, results of operations and cash flows.
We are subject to risks associated with defined benefit plans for our current and former employees, which could have a material adverse effect on our earnings and financial position.
We maintain defined benefit pension plans and a postretirement medical plan. Our defined benefit pension plans include funded and unfunded plans in the United States and the United Kingdom. A decline in interest rates and/or lower returns on funded plan assets may cause increases in the expense and funding requirements for these defined benefit pension plans and for our postretirement medical plan. Despite past amendments that froze our defined benefit pension plans to new participants and curtailed benefits, these pension plans remain subject to volatility associated with interest rates, inflation, returns on plan assets, other actuarial assumptions and statutory funding requirements. In addition to being subject to volatility associated with interest rates, our postretirement medical plan remains subject to volatility associated with actuarial assumptions and trends in healthcare costs. Any of the aforementioned factors could lead to a significant increase in the expense of these plans and a deterioration in the solvency of these plans, which could significantly increase the Company’s contribution requirements. As a result, we are unable to predict the effect on our financial statements associated with our defined benefit pension plans and our postretirement medical plan.
Because of our floating rate credit facilities, we may be adversely affected by interest rate changes.
The Second Amended and Restated Revolving Loan Credit Agreement, as amended (the “ABL Facility”), the senior secured term loan credit agreement, as amended (the “Term Loan Facility”) and the unsecured credit agreement (the “Unsecured Credit Agreement”), provide for an interest rate based on London Interbank Offered Rate (“LIBOR”) or a Base Rate, as defined in the agreements, plus an applicable margin. Our European trade receivables securitization program (the “Receivables Securitization Program”) provides for an interest rate at lenders’ cost of funds plus an applicable margin. Our financial position may be affected by fluctuations in interest rates since the ABL Facility, Term Loan Facility, Unsecured Credit Agreement and Receivables Securitization Program are subject to floating interest rates. Refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” for the impact on interest expense of a hypothetical 100 basis point increase in the interest rate. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A significant increase in interest rates could have an adverse effect on our financial position and results of operations.
We are exposed to currency exchange rate fluctuations because a significant proportion of our assets, liabilities and earnings are denominated in foreign currencies.
We present our financial statements in U.S. dollars, but we have a significant proportion of our net assets and income in non-U.S. dollar currencies, primarily the euro and British pound sterling. Consequently, a depreciation of non-U.S. dollar currencies relative to the U.S. dollar could have an adverse impact on our financial results as further discussed below under Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”
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
Following a referendum in June 2016 in which voters in the United Kingdom (“U.K.”) approved an exit from the European Union (“EU”), the U.K. government initiated a process to leave the EU (a process often referred to as “Brexit”) and has begun negotiating the terms of the U.K.’s future relationship with the EU. The likely exit of the U.K. from the EU will have uncertain impacts on our transportation and logistics operations in Europe. In 2018, we derived approximately 38% of our revenue from the U.K. and Europe, including 12% from the U.K. Any adverse consequences of Brexit, such as a deterioration in the U.K.’s and/or EU’s economic condition, currency exchange rates, bilateral trade agreements or regulation of trade, including the potential imposition of tariffs, could reduce demand for our services in the U.K. and/or the EU, negatively impact the value of our defined benefit pension plans in the U.K., or otherwise have a negative impact on our operations, financial condition and results of operations.
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
We currently own 86.25% of the outstanding shares of XPO Logistics Europe, the majority-owned subsidiary through which we conduct our European operations. We may not acquire the remaining shares of XPO Logistics Europe. French law only permits “squeeze out” mergers when a holder owns more than 95% of the outstanding shares. Since we do not wholly-own XPO Logistics Europe, we will not have access to all of its cash flow to service our debt, as we will only receive a prorated portion of any dividend based on our ownership percentage. In addition, we will be subject to limitations on our ability to enter into transactions with XPO Logistics Europe that are not on arms-length terms, which could limit synergies that we could otherwise achieve between our North American and European operations. We also may not be able to consolidate XPO Logistics Europe with XPO Logistics France SAS, XPO’s 100% owned French holding company, for tax purposes. Moreover, XPO Logistics Europe would be forced to continue as a listed public company in France, thereby incurring certain recurring costs.
Volatility in fuel prices impacts our fuel surcharge revenues and may impact our profitability.
We are subject to risks associated with the availability and price of fuel, which are subject to political, economic and market factors that are outside of our control.

Fuel expense constitutes one of the greatest costs to our LTL and full truckload carrier operations, as well as to our fleet of independent contractor drivers and third-party transportation providers who complete the physical movement of freight arranged by our other business operations. Accordingly, we may be adversely affected by the timing and degree of fluctuations and volatility in fuel prices. As is customary in our industry, most of our customer contracts include fuel-surcharge revenue programs or cost-recovery mechanisms to mitigate the effect of the fuel price increase over base amounts established in the contract. However, these fuel surcharge mechanisms may not capture the entire amount of the increase in fuel prices, and they also feature a lag between the payment for fuel and collection of the surcharge revenue. Market pressures may limit our ability to assess fuel surcharges in the future. The extent to which we are able to recover fuel cost charges in full may also vary depending on the degree to which we are not compensated due to empty and out-of-route miles or from engine idling during cold or warm weather.
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
We use both internally developed and purchased technologies in conducting our business. Whether internally developed or purchased, it is possible that users of these technologies could be claimed to infringe upon or violate the intellectual property rights of third parties.  In the event that a claim is made against us by a third party for the infringement of intellectual property rights, any settlement or adverse judgment against us, either in the form of increased costs of licensing or a cease and desist order in using the technology, could have an adverse effect on us and our results of operations.
We also rely on a combination of intellectual property rights, including copyrights, trademarks, domain names, trade secrets, intellectual property licenses and other contractual rights, to establish and protect our intellectual property and technology. Any of our owned or licensed intellectual property rights could be challenged, invalidated, circumvented, infringed or misappropriated; our trade secrets and other confidential information could be disclosed in an unauthorized manner to third parties or we may fail to secure the rights to intellectual property developed by our employees, contractors and others. Efforts to enforce our intellectual property rights may be time-consuming and costly, distract management’s attention and resources and ultimately be unsuccessful. Moreover, our failure to develop and properly manage new intellectual property could adversely affect our market positions and business opportunities.
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
Future laws and regulations may be more stringent and require changes to our operating practices that influence the demand for transportation services or require us to incur significant additional costs. We are unable to predict the impact that recently enacted and future regulations may have on our businesses. In particular, it is difficult to predict which and in what form CSA, the ELD mandate or any other FMCSA regulations may be modified or enforced and what impact any such regulation may have on motor carrier operations or the aggregate number of trucks that provide hauling capacity to the Company. Higher costs incurred by us as a result of future new regulations, or by our independent contractors or third-party transportation providers who pass increased costs on to us, could adversely affect our results of operations to the extent we are unable to obtain a corresponding increase in price from our customers.
Failure to comply with trade compliance laws and regulations applicable to our operations may subject us to liability and result in mandatory or voluntary disclosures to government agencies of transactions or dealings involving sanctioned countries, entities or individuals.
As a result of our acquisition activities, we acquired companies with business operations outside the U.S., some of which were not previously subject to certain U.S. laws and regulations, including trade sanctions administered by the U.S. Department of Treasury, Office of Foreign Assets Control (“OFAC”). In the course of implementing our compliance processes with respect to the operations of these acquired companies, we have identified a number of transactions or dealings involving countries and entities that are subject to U.S. economic sanctions. As disclosed in our reports filed with the SEC, we filed initial voluntary disclosure of such matters with OFAC in August 2016. In August 2018, OFAC addressed these matters by responding with a cautionary letter to us. To our knowledge, OFAC is considering no further action in response to the voluntary disclosure filed by us in August 2016. We may, in the future, identify additional transactions or dealings involving sanctioned countries, entities or individuals. The transactions or dealings that we have identified to date, or other transactions or dealings that we may identify in the future, could result in negative consequences to us, including government investigations, penalties and reputational harm.
Our Chairman and Chief Executive Officer controls a large portion of our stock and has substantial control over us, which could limit other stockholders’ ability to influence the outcome of key transactions, including changes of control.
Under applicable SEC rules, our Chairman and Chief Executive Officer, Mr. Bradley S. Jacobs, beneficially owns approximately 15% of our outstanding common stock as of December 31, 2018. This concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with concentrated stockholders. Our preferred stock votes together with our common stock on an “as-converted” basis on all matters, except as otherwise required by law, and separately as a class with respect to certain matters implicating the rights of holders of shares of the preferred stock. Accordingly, Mr. Jacobs can exert substantial influence over our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders. Additionally, significant fluctuations in the levels of ownership of our largest stockholders, including shares beneficially owned by Mr. Jacobs, could impact the volume of trading, liquidity and market price of our common stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
As of December 31, 2018, the Company and its subsidiaries operated approximately 1,535 locations, primarily in North America and Europe, including approximately 331 locations owned or leased by our customers. These facilities are located in all 48 states of the contiguous United States as well as globally.

Segment (Location)	Leased Facilities	Owned Facilities	Customer Facilities (2)	Total
Transportation (North America)	371	144	5	520
Transportation (Europe)	164	30	—	194
Transportation (Other) (1)	10	—	—	10
Logistics (North America)	200	1	131	332
Logistics (Europe)	210	9	173	392
Logistics (Other) (1)	55	—	22	77
Corporate	9	1	—	10
Total	1,019	185	331	1,535

(1)	Other represents locations primarily in Asia.

(2)	Locations owned and leased by customers.
We lease our current executive office located in Greenwich, Connecticut, as well as our national operations center in Charlotte, North Carolina. As of December 31, 2018, we owned a shared-services center in Portland, Oregon and the facility at which we conduct a portion of our expedited transportation operations in Buchanan, Michigan. In addition, we owned 138 freight service centers for our LTL business and 39 properties throughout Europe. We believe that our facilities are sufficient for our current needs.
ITEM 3.    LEGAL PROCEEDINGS
We are involved, and will continue to be involved, in numerous legal proceedings arising out of the conduct of our business. These proceedings may include, among other matters, claims for property damage or personal injury incurred in connection with the transportation of freight, claims regarding anti-competitive practices, and employment-related claims, including claims involving asserted breaches of employee restrictive covenants and tortious interference with contract. These proceedings also include numerous putative class action lawsuits, multi-plaintiff and individual lawsuits and state tax and other administrative proceedings that claim either that our owner-operators or contract carriers should be treated as employees, rather than independent contractors, or that certain of our drivers were not paid for all compensable time or were not provided with required meal or rest breaks. These lawsuits and proceedings may seek substantial monetary damages (including claims for unpaid wages, overtime, failure to provide meal and rest periods, unreimbursed business expenses and other items), injunctive relief, or both. Additionally, we are subject to shareholder litigation regarding our public filings with the SEC. For additional information about these matters, please refer to Note 17—Commitments and Contingencies to the Consolidated Financial Statements.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol XPO.
As of February 8, 2019, there were approximately 210 record holders of our common stock, based upon data available to us from our transfer agent. We have never paid, and have no immediate plans to pay, cash dividends on our common stock.
Issuer Purchases of Equity Securities

(In millions, except per share data)	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2018 through October 31, 2018	—	$—	—	$—
November 1, 2018 through November 30, 2018	—	—	—	—
December 1, 2018 through December 31, 2018	10	53.46	10	464
Total	10	$53.46	10	$464

(1)	Based on settlement date.

(2)
On December 14, 2018, our Board of Directors authorized share repurchases of up to $1 billion of our common stock. For further details, refer to Note 13—Stockholders’ Equity to the Consolidated Financial Statements. In January and February 2019, we repurchased 8 million shares for an aggregate value of $464 million. This completed the authorized repurchase program. On February 13, 2019, our Board of Directors authorized a new share repurchase of up to $1.5 billion of our common stock. We are not obligated to repurchase any specific number of shares, and may suspend or discontinue the program at any time.

Stock Performance Graph
The graph below compares the cumulative five-year total return of holders of our common stock with the cumulative total returns, including reinvestment of any dividends, of the Russell 2000 Index, the Dow Jones Transportation Average Index and the Russell MidCap index. The rules of the SEC require that if an index is selected that is different from the index used in the immediately preceding fiscal year, the total return must be compared with both the newly-selected index and the index used in the immediately preceding year. The graph in our 2017 Annual Report on 10-K included a comparison of our common stock with the Russell 2000 Index and the Dow Jones Transportation Average Index. However, the Russell MidCap index, of which we are a component, generally includes companies with more comparable market capitalization to us than the Russell 2000 index. As a result, we believe that the Russell MidCap index is a more appropriate index and have included both the Russell 2000 and the Russell MidCap indices in the graph. The graph tracks the performance of a $100 investment in our common stock and in each index from December 31, 2013 to December 31, 2018.

	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
XPO Logistics, Inc.	$100.00	$155.50	$103.65	$164.17	$348.38	$216.96
Russell 2000	$100.00	$104.89	$100.26	$121.63	$139.44	$124.09
Dow Jones Transportation Average	$100.00	$125.07	$104.11	$127.36	$151.58	$132.90
Russell MidCap	$100.00	$113.22	$110.46	$125.70	$148.97	$135.48
Unregistered Sales of Equity Securities and Use of Proceeds
During the year ended December 31, 2018, pursuant to the Investment Agreement dated as of June 13, 2011 by and among Jacobs Private Equity, LLC (“JPE”) and the other investors party thereto (collectively with JPE, the “Investors”) the Company issued 53,500 unregistered shares of its common stock as a result of the cashless exercise of warrants by certain shareholders and 7,143 unregistered shares of its common stock as a result of the exercise of warrants by certain shareholders for cash resulting in the receipt of $50,001 of total proceeds by the Company. The proceeds received by the Company will be used for general corporate purposes. The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933, as amended, in accordance with Section 4(a)(2) thereof, as a transaction by an issuer not involving any public offering.
ITEM 6.    SELECTED FINANCIAL DATA
The following tables set forth our selected historical and quarterly consolidated financial data. During 2014 and 2015, we made a number of acquisitions, including the 2015 acquisitions of Con-way, Inc. and Norbert Dentressangle, and have included the results of operations of the acquired businesses from the date of acquisition. Additionally, we divested our North American Truckload operation in the fourth quarter of 2016. As a result, our period to period results of operations vary depending on the dates and sizes of these acquisitions and divestitures. Accordingly, this selected financial data is not necessarily comparable or indicative of our future results. This financial data should be read together with our Consolidated Financial Statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other financial data appearing elsewhere in this Annual Report.

	As of or For the Years Ended December 31,
(In millions, except per share data)	2018	2017	2016	2015	2014
Operating Results:
Revenue	$17,279	$15,381	$14,619	$7,623	$2,357
Operating income (loss) (1)	704	582	464	(29)	(41)
Income (loss) before income taxes	566	261	107	(283)	(90)
Net income (loss) (2)	444	360	85	(192)	(64)
Net income (loss) attributable to common shareholders (3)	390	312	63	(246)	(107)
Per Share Data:
Basic earnings (loss) per share	$3.17	$2.72	$0.57	$(2.65)	$(2.00)
Diluted earnings (loss) per share	2.88	2.45	0.53	(2.65)	(2.00)
Financial Position:
Total assets	$12,270	$12,602	$11,698	$12,643	$2,749
Long-term debt, less current portion	3,902	4,418	4,732	5,273	580
Preferred stock	41	41	42	42	42
Total equity	3,970	4,010	3,038	3,061	1,655

(1)
Operating income for 2017 and 2016 reflects the retrospective effects from the January 1, 2018 adoption of Accounting Standard Update 2017-07, Compensation - Retirement Benefits (Topic 715): “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” See Note 2—Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements in Item 8 for further information.

(2)
As discussed further in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our net income for 2017 included a $173 million benefit related to the revaluation of our net deferred tax liabilities as a result of the Tax Cuts and Jobs Act (the “Tax Act”).

(3)
Net loss attributable to common shareholders for the years ended December 31, 2015 and 2014 reflect beneficial conversion charges of $52 million on Series C Preferred Stock and $41 million on Series B Preferred Stock, respectively, that were recorded as deemed distributions during the third quarter of 2015 and the fourth quarter of 2014, respectively.

The Company’s unaudited results of operations for each of the quarters in the years ended December 31, 2018 and 2017 are summarized below:

(In millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (2) (3)
2018
Revenue	$4,192	$4,363	$4,335	$4,389
Operating income	141	228	209	126
Net income	79	159	115	91
Net income attributable to common shareholders (1)	67	138	101	84
Basic earnings per share (1)	0.56	1.14	0.81	0.67
Diluted earnings per share (1)	0.50	1.03	0.74	0.62
2017
Revenue	$3,540	$3,760	$3,887	$4,194
Operating income	104	175	177	126
Net income	25	57	71	207
Net income attributable to common shareholders (1)	19	47	57	189
Basic earnings per share (1)	0.18	0.43	0.49	1.57
Diluted earnings per share (1)	0.16	0.38	0.44	1.42

(1)
The sum of the quarterly Net income (loss) attributable to common shareholders and earnings per share may not equal annual amounts due to differences in the weighted-average number of shares outstanding during the respective periods and the impact of the two-class method of calculating earnings per share.

(2)	The fourth quarter of 2018 included a litigation charge of $26 million, a gain on the sale of an equity investment of $24 million and a restructuring charge of $19 million.

(3)	The fourth quarter of 2017 included a debt extinguishment loss of $22 million and a tax benefit of $173 million resulting from the enactment of the Tax Act.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
XPO Logistics, Inc., a Delaware corporation, together with its subsidiaries (“XPO,” the “Company,” “we” or “our”), is a top ten global provider of cutting-edge supply chain solutions to the most successful companies in the world. We are organized into two reportable segments: Transportation and Logistics. The Transportation segment provides freight brokerage, last mile, less-than-truckload (“LTL”), full truckload, global forwarding and managed transportation services. The Logistics segment, which we also refer to as supply chain, provides differentiated and data-intensive contract logistics services for customers, including value-added warehousing and distribution, e-commerce fulfillment, cold chain solutions, reverse logistics, packaging and labeling, factory support, aftermarket support, inventory management and personalization services, such as laser etching. In addition, our Logistics segment provides highly engineered, customized solutions and supply chain optimization services, such as volume flow management, predictive analytics and advanced automation.
Our chief executive officer, who is the chief operating decision maker (“CODM”), regularly reviews financial information at the reporting segment level in order to make decisions about resources to be allocated to the segments and to assess their performance. Segment results that are reported to the CODM include items directly attributable to a segment as well as those that can be allocated on a reasonable basis.
Consolidated Summary Financial Table

	For the Years Ended December 31,			Percent of Revenue
(Dollars in millions)	2018	2017	2016	2018	2017	2016
Revenue	$17,279	$15,381	$14,619	100.0%	100.0%	100.0%
Cost of transportation and services	9,013	8,132	7,887	52.2%	52.9%	54.0%
Direct operating expense	5,725	5,006	4,616	33.1%	32.5%	31.6%
SG&A expense	1,837	1,661	1,652	10.6%	10.8%	11.3%
Operating income	704	582	464	4.1%	3.8%	3.2%
Other expense (income)	(109)	(57)	(34)	(0.6)%	(0.4)%	(0.2)%
Foreign currency loss (gain)	3	58	(40)	—%	0.4%	(0.3)%
Debt extinguishment loss	27	36	70	0.2%	0.2%	0.5%
Interest expense	217	284	361	1.3%	1.8%	2.5%
Income before income tax provision (benefit)	566	261	107	3.3%	1.7%	0.8%
Income tax provision (benefit)	122	(99)	22	0.7%	(0.6)%	0.2%
Net income	$444	$360	$85	2.6%	2.3%	0.6%
Year Ended December 31, 2018 Compared with Year Ended December 31, 2017
Our consolidated revenue for 2018 increased by 12.3% to $17.3 billion, from $15.4 billion in 2017. The increase primarily was driven by growth in our European and North American contract logistics businesses, and by the expansion of our transportation businesses, most notably our LTL, freight brokerage and last mile service offerings. Foreign currency movement contributed to revenue growth by approximately 1.6 percentage points in 2018.
During the fourth quarter of 2018, our largest customer curtailed its business with us, resulting in a decrease in revenue of $46 million. In early 2019, this same customer further downsized the balance of its business with us. Based on 2018 data, we estimate that the downsizing will negatively impact our full-year 2019 revenue by approximately $600 million, or approximately two-thirds of the revenue that this customer’s business generated for our Company in 2018.
Cost of transportation and services includes the cost of providing or procuring freight transportation for XPO customers and salaries paid to employee drivers in our truckload and LTL businesses.

Cost of transportation and services increased by 10.8% in 2018 to $9,013 million, from $8,132 million in 2017. As a percentage of revenue, Cost of transportation and services decreased to 52.2% in 2018, from 52.9% in 2017. The reduction as a percentage of revenue was primarily driven by a higher mix of contract logistics revenue, and by net revenue margin improvement in freight brokerage. Net revenue is defined as Revenue less Cost of transportation and services. Net revenue margin is defined as net revenue as a percentage of Revenue.
Direct operating expenses are both fixed and variable expenses and consist of operating costs related to our contract logistics facilities, last mile warehousing facilities, LTL service centers and European LTL network. Direct operating costs consist mainly of personnel costs, facility and equipment expenses, such as rent, utilities, equipment maintenance and repair, costs of materials and supplies, information technology expenses, depreciation expense, and gains and losses on sales of property and equipment.
Direct operating expense in 2018 was $5,725 million, or 33.1% of revenue, compared with $5,006 million, or 32.5% of revenue, in 2017. The increase as a percentage of revenue primarily was driven by a higher mix of contract logistics revenue and higher temporary labor costs related to an increase in the number of new Logistics contract startups. In 2018, Direct operating expense included $6 million of gains on the sale of property and equipment.
Sales, general and administrative expense (“SG&A”) primarily consists of salary and benefit costs for executive and certain administration functions, depreciation and amortization expense, professional fees, facility costs, bad debt expense and legal costs.
SG&A was $1,837 million in 2018, or 10.6% of revenue, compared with $1,661 million, or 10.8% of revenue, in 2017. The improvement in SG&A as a percentage of revenue primarily reflects lower professional fees and lower bonus and share-based compensation expenses, partially offset by costs of $26 million for independent contractor matters incurred in late 2018.
Other expense (income) for 2018 was $109 million of income, compared with $57 million of income in 2017. Components of Other expense (income) that contributed to the increase were: net periodic pension income of $72 million in 2018, compared with $42 million in 2017; a gain of $24 million related to the sale of an equity investment in a private company; and a gain of $9 million related to a terminated swap.
Foreign currency loss was $3 million in 2018, compared with $58 million in 2017. Foreign currency loss in 2018 primarily reflects realized losses on foreign currency option and forward contracts, as well as foreign currency transaction and remeasurement losses, almost entirely offset by unrealized gains on foreign currency option and forward contracts. Foreign currency loss in 2017 primarily reflects unrealized and realized losses on foreign currency option and forward contracts, partially offset by foreign currency transaction and remeasurement losses. For additional information on our foreign currency option and forward contracts, see Note 10—Derivative Instruments to the Consolidated Financial Statements.
Debt extinguishment losses were $27 million and $36 million in 2018 and 2017, respectively. Debt extinguishment losses in 2018 included $17 million for the partial redemption of our 6.50% senior notes due 2022 (“Senior Notes due 2022”) and $10 million for the refinancing of our senior secured term loan credit agreement, as amended (the “Term Loan Facility”). Debt extinguishment losses in 2017 includes $8 million for the refinancing of our Term Loan Facility, $23 million for the redemption of the 5.75% senior notes due June 2021 (“Senior Notes due 2021”) and $5 million for the redemption of the 7.25% senior notes due 2018 (“Senior Notes due 2018”). See Liquidity and Capital Resources below for further information.
Interest expense for 2018 decreased 23.6% to $217 million, from $284 million in 2017. The decrease in interest expense reflects a reduction in average total indebtedness, as well as lower rates attributable to our 2018 refinancings.
Our consolidated income before income taxes in 2018 was $566 million, compared with $261 million in 2017. The increase was driven by higher operating income in our Transportation and Logistics segments, primarily due to revenue growth, reduced interest expense, lower foreign currency losses and higher pension income. With respect to our U.S. operations, income before taxes increased by $41 million in 2018, compared with the prior year, primarily reflecting a $78 million increase in operating income, a $73 million decrease in borrowing costs and a $50 million increase in other income, including a gain of $24 million from the sale of an equity investment, partially offset by $166 million of foreign currency losses. With respect to our non-U.S. operations, income before taxes increased by

$264 million, reflecting $220 million of foreign currency gain. The foreign currency gain realized by our non-U.S. operations in 2018 was partially offset by the foreign currency loss in our U.S. operations due to hedging strategies, and to naturally offsetting positions of intercompany loans between the entities.
Our effective income tax rates in 2018 and 2017 were 21.6% and (38.2)%, respectively. Primary impacts to the 2018 effective tax rate were: $26 million of excess tax benefit from stock-based compensation; and a $4 million benefit associated with the deduction of foreign taxes paid in prior years. Primary impacts to the 2017 effective tax rate were: a $173 million tax benefit related to the Tax Cuts and Jobs Act (the “Tax Act”); an $18 million benefit due to differences between foreign tax rates and the U.S. tax rate; $13 million of incremental expense due to changes in uncertain tax positions; a $10 million benefit due to the revaluation of deferred tax liabilities resulting from enacted tax law changes in France and Belgium that lowered the statutory tax rates; and $9 million of excess benefit from stock-based compensation.
The Tax Act includes numerous changes to existing U.S. tax law. We have carefully evaluated the Tax Act, and although we anticipate that ongoing regulatory guidance will be issued, our accounting for the enactment date effects is complete. We have analyzed the various provisions of the Tax Act and their impact on our operations and financial statements, and have reached the following final conclusions:

•
The reduction in the U.S. corporate federal statutory tax rate from 35% to 21% required a one-time revaluation of our net deferred tax liabilities which resulted in a tax benefit of $173 million recorded as of December 31, 2017. No modifications were required during 2018.

•	The Tax Act required a one-time tax on the mandatory deemed repatriation of accumulated foreign earnings as of December 31, 2017. We did not incur a tax liability on the mandatory repatriation.

•	We did not incur U.S. tax liabilities from the Tax Act provision for the Base Erosion and Anti-Abuse Tax (“BEAT”) as of December 31, 2018.

•
We did incur U.S. tax liabilities from the Tax Act provision for the Global Intangible Low-Taxed Income (“GILTI”) as of December 31, 2018 in the amount of $8 million. We made a policy decision to record GILTI as part of period cost.

Fourth Quarter 2018 Items
Fourth quarter 2018 includes the previously discussed litigation costs of $26 million (see also Note 17—Commitments and Contingencies to the Consolidated Financial Statements) and a gain on the sale of an equity investment of $24 million. Additionally, our fourth quarter 2018 results reflect a restructuring charge of $19 million (see also Note 6—Restructuring Charges to the Consolidated Financial Statements) and a decrease in stock compensation expense of $44 million, compared with fourth quarter 2017. The restructuring charge and stock compensation expense have been reflected within SG&A in the Consolidated Statements of Income. Upon successful completion of the restructuring initiatives in 2019, we expect to achieve annualized pre-tax cost savings of approximately $55 million to $60 million.
Year Ended December 31, 2017 Compared with Year Ended December 31, 2016
Our consolidated revenue for 2017 increased by 5.2% to $15.4 billion, from $14.6 billion in 2016. The increase primarily was driven by growth in our European contract logistics business, improvement in weight per day in our North American LTL business, and by the expansion of our North American truck brokerage and last mile businesses. These benefits to 2017 revenue were partially offset by the October 2016 divestiture of our North American Truckload operation, which had revenue of $432 million in 2016.
Cost of transportation and services increased by 3.1% in 2017 to $8,132 million, from $7,887 million in 2016. As a percentage of revenue, Cost of transportation and services decreased to 52.9% in 2017, from 54.0% in 2016. The reduction as a percentage of revenue was primarily driven by a lower mix of managed transportation revenue in North America and a higher mix of contract logistics revenue in Europe, partially offset by higher third-party transportation costs in freight brokerage and last mile operations.
Direct operating expense in 2017 was $5,006 million, or 32.5% of revenue, compared with $4,616 million, or 31.6% of revenue, in 2016. The increase as a percentage of revenue primarily was driven by higher costs for payroll and temporary labor to support growth in our contract logistics business, and by the sale of the truckload business. These impacts were partially offset by our implementation of cost-saving initiatives and the improved dock efficiency we realized in our North American LTL business.
SG&A was $1,661 million in 2017, or 10.8% of revenue, compared with $1,652 million, or 11.3% of revenue, in 2016. The improvement in SG&A as a percentage of revenue primarily reflects savings from shared services, centralized procurement initiatives, lower professional fees, and technology-enabled labor efficiencies in our North American brokerage and intermodal businesses.
Other expense (income) for 2017 was $57 million of income, compared with $34 million of income in 2016. The primary driver of the increase was net periodic pension income of $42 million in 2017, compared with $24 million in 2016.
Foreign currency impact was a loss of $58 million in 2017, compared with a gain of $40 million in 2016. The loss in 2017 primarily reflects a $49 million loss on unrealized foreign currency option and forward contracts, due to the strengthening of the euro and the British pound sterling relative to the U.S. dollar. The gain in 2016 primarily was due to a $40 million gain on unrealized foreign currency option and forward contracts.
Debt extinguishment losses were $36 million and $70 million in 2017 and 2016, respectively. Debt extinguishment losses in 2017 include $8 million for the refinancing of our Term Loan Facility, $23 million for the redemption of the Senior Notes due 2021 and $5 million for the redemption of the Senior Notes due 2018. Debt extinguishment losses in 2016 include $35 million from the redemption of the Senior Notes due 2019, $18 million from the refinancing of the Term Loan Facility, and $17 million from the repurchase of Term Loan Facility debt.
Interest expense for 2017 decreased 21.3% to $284 million, from $361 million in 2016. The decrease in interest expense reflects a reduction in average total indebtedness, as well as lower rates attributable to our recent refinancings. The reduction in average total indebtedness reflects our utilization of the proceeds from the sale of our North American Truckload operation in October 2016 to repurchase $555 million of outstanding indebtedness.
Our consolidated income before income taxes for 2017 was $261 million, compared with $107 million for 2016. The increase was driven by significantly higher operating income in our Transportation and Logistics segments, primarily due to revenue growth, cost-saving initiatives and technology-enabled labor efficiencies, and by reduced interest expense, partially offset by foreign currency losses. With respect to our U.S. operations, income before taxes increased by $348 million in 2017, compared with the prior year, reflecting a $127 million increase in foreign currency gain, a $110 million decrease in borrowing costs, a $92 million increase in operating income, and a $19 million increase in other income. With respect to our non-U.S. operations, income before taxes decreased by $194 million, reflecting a $208 million increase in foreign currency loss. The foreign currency loss realized by our non-U.S. operations in 2017 was partially offset by a gain in our U.S. operations due to hedging strategies and naturally offsetting positions of intercompany loans between the entities. The significant difference between U.S. income before tax of $278 million and non-U.S. loss before tax of $17 million reflects the fact that foreign currency movements benefited our U.S. operations and negatively impacted our non-U.S. operations in 2017.
Our effective income tax rates in 2017 and 2016 were (38.2)% and 20.9%, respectively. Primary impacts to the 2017 effective tax rate were: a $173 million benefit related to the Tax Act; an $18 million benefit due to differences between foreign tax rates and the U.S. tax rate; $13 million of incremental expense due to changes in uncertain tax positions; a $10 million benefit due to the revaluation of deferred tax liabilities resulting from enacted tax law changes in France and Belgium that lowered the statutory tax rates; and $9 million of excess benefit from stock-based compensation. Primary impacts to the 2016 effective tax rate were: a $13 million benefit due to the revaluation of deferred tax liabilities resulting from an enacted tax law change in France that lowered the statutory tax rate; and a $5 million benefit from stock-based compensation.

Transportation Segment
Summary Financial Table

	For the Years Ended December 31,			Percent of Transportation Revenue
(In millions)	2018 (1)	2017 (1)	2016 (1)	2018	2017	2016
Revenue	$11,343	$10,276	$9,976	100.0%	100.0%	100.0%
Operating income	646	547	459	5.7%	5.3%	4.6%

(1)
Certain minor organizational changes were made in 2018 related to our managed transportation business. Managed transportation previously had been included in the Logistics segment; as of January 1, 2018, it is reflected in the Transportation segment. Prior period information was recast to conform to the current year presentation.

Note: Total depreciation and amortization for the Transportation segment included in Cost of transportation and services, Direct operating expense and SG&A was $461 million, $447 million and $456 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Year Ended December 31, 2018 Compared with Year Ended December 31, 2017
Revenue in our Transportation segment increased by 10.4% to $11.3 billion in 2018, compared with $10.3 billion in 2017. The increase was led by growth in our freight brokerage, LTL and last mile businesses in North America, as well as our transportation business in the United Kingdom. Foreign currency movement contributed to revenue growth by approximately 1.2 percentage points in 2018.
Operating income in our Transportation segment increased to $646 million in 2018, compared with $547 million in 2017. The improvement primarily was driven by revenue growth, improved profitability in our global freight brokerage business, operating margin improvement in our North America LTL business, and the expansion of our dedicated truckload business in Europe.
Year Ended December 31, 2017 Compared with Year Ended December 31, 2016
Revenue in our Transportation segment increased by 3.0% to $10.3 billion in 2017, compared with $10.0 billion in 2016. This increase primarily was driven by 16.6% revenue growth in our U.S. last mile business, 16.8% growth in U.S. freight brokerage business, and a 5.1% increase in weight per day in our North American LTL business. The impact of these items was partially offset by the divestiture of our North American Truckload operation, which had revenue of $432 million in 2016, and lower revenue in our global forwarding and managed transportation businesses.
Operating income in our Transportation segment increased in 2017 to $547 million, compared with $459 million in 2016. The improvement was primarily driven by strong revenue growth, a reduction in direct operating expenses due to the implementation of cost-saving initiatives and the improved dock efficiency we realized in our North American LTL business, and lower SG&A from centralized support functions in European transportation and technology-enabled labor efficiencies in our North American freight brokerage business. These gains were partially offset by our sale of the North American Truckload operation.
Logistics Segment
Summary Financial Table

	For the Years Ended December 31,			Percent of Logistics Revenue
(In millions)	2018 (1)	2017 (1)	2016 (1)	2018	2017	2016
Revenue	$6,065	$5,229	$4,761	100.0%	100.0%	100.0%
Operating income	216	202	165	3.5%	3.9%	3.5%

(1)
Certain minor organizational changes were made in 2018 related to our managed transportation business. Managed transportation previously had been included in the Logistics segment; as of January 1, 2018, it is reflected in the Transportation segment. Prior period information was recast to conform to the current year presentation.

Note: Total depreciation and amortization for the Logistics segment included in Cost of transportation and services, Direct operating expense and SG&A was $244 million, $203 million and $185 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Year Ended December 31, 2018 Compared with Year Ended December 31, 2017
Revenue in our Logistics segment increased by 16.0% to $6.1 billion in 2018, compared with $5.2 billion in 2017. The increase in revenue primarily was driven by strong demand for contract logistics in Europe and North America, led by the growth of e-commerce logistics. In Europe, the largest gains came from the fashion, food and beverage, and retail sectors. In North America, the largest gains came from the omnichannel retail and consumer packaged goods sectors. Foreign currency movement contributed to revenue growth by approximately 2.4 percentage points in 2018.
Operating income in our Logistics segment increased in 2018 to $216 million, compared with $202 million in 2017. The improvement primarily was driven by strong revenue growth and site productivity improvements. This was partially offset by higher direct operating costs, largely related to new contract startups that required more temporary labor, payroll and purchased services, and higher bad debt expense.
Year Ended December 31, 2017 Compared with Year Ended December 31, 2016
Revenue in our Logistics segment increased by 9.8% to $5.2 billion in 2017, compared with $4.8 billion in 2016. The increase in revenue primarily was driven by strong demand for contract logistics in Europe and North America. European logistics revenue growth reflected a significant benefit from new e-commerce and cold chain contract startups in the United Kingdom, Italy and the Netherlands. In North America, the largest gains came from the e-commerce, industrial and consumer packaged goods sectors.
Operating income in our Logistics segment increased in 2017 to $202 million, compared with $165 million in 2016. The improvement primarily was driven by strong revenue growth. This was partially offset by an increase in direct operating costs and SG&A, largely related to new contract startups that required more temporary labor and payroll.
Liquidity and Capital Resources
Our principal existing sources of cash are cash generated from operations, borrowings available under the Second Amended and Restated Revolving Loan Credit Agreement (the “ABL Facility”) and proceeds from the issuance of other debt. Availability under the ABL Facility of $704 million as of December 31, 2018 is based on a borrowing base of $934 million, as well as outstanding letters of credit of $230 million. In addition, we use trade accounts receivable securitization and factoring programs as part of managing our cash flows and to offset the impact of certain customers extending payment terms.

	December 31,
(In millions)	2018	2017
Cash and cash equivalents	$502	$397
Working capital	375	591
The decrease in working capital of $216 million during 2018 was primarily due to higher short-term borrowings, including an unsecured credit facility entered into in December 2018 (“Unsecured Credit Agreement”) described below, and an accrual as of December 31, 2018 related to our share repurchases, partially offset by higher cash and cash equivalents in 2018.
We continually evaluate our liquidity requirements, capital needs and the availability of capital resources based on our operating needs and our planned growth initiatives. We believe that our existing sources of liquidity will be sufficient to support our existing operations over the next 12 months.
Unsecured Credit Facility
In December 2018, we entered into a $500 million Unsecured Credit Agreement with Citibank, N.A., which matures on December 23, 2019. As of December 31, 2018, we had borrowed $250 million under the Unsecured Credit

Agreement. We made a second borrowing of $250 million in January 2019. We used the proceeds of both borrowings to finance a portion of our share repurchases as described below. Our borrowings under the Unsecured Credit Agreement will initially bear interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) or Alternate Base Rate (“ABR”) plus an applicable margin of 3.50%, in the case of LIBOR loans, and 2.50% in the case of ABR loans. The margin is subject to two increases, of 50 basis points each, if any amounts remain outstanding under the Unsecured Credit Agreement on certain dates. The interest rate on outstanding borrowings as of December 31, 2018 was 6.01%.
Redemption of Senior Notes due 2022
In July 2018, we redeemed $400 million of the then $1.6 billion outstanding Senior Notes due 2022 that were originally issued in 2015. The redemption price for the Senior Notes due 2022 was 103.25% of the principal amount, plus accrued and unpaid interest up to, but excluding, the date of redemption. The redemption was primarily funded using proceeds from the settlement of the forward sale agreements, described below. In connection with the redemption, we recognized a loss on debt extinguishment of $17 million in 2018.
Refinancing of Term Loans
In February 2018, we entered into a Refinancing Amendment (Amendment No. 3 to the Credit Agreement) (the “Third Amendment”), pursuant to which, the outstanding $1,494 million principal amount of term loans under the Term Loan Credit Agreement (the “Former Term Loans”) were replaced with $1,503 million in aggregate principal amount of new term loans (the “Present Term Loans”). The Present Term Loans have substantially similar terms as the Former Term Loans, except with respect to the interest rate and maturity date applicable to the Present Term Loans, prepayment premiums in connection with certain voluntary prepayments and certain other amendments to the restrictive covenants. Proceeds from the Present Term Loans were used to refinance the Former Term Loans and to pay interest, fees and expenses in connection therewith.
The interest rate margin applicable to the Present Term Loans was reduced from 1.25% to 1.00%, in the case of base rate loans, and from 2.25% to 2.00%, in the case of LIBOR loans (with the LIBOR floor remaining at 0.0%). The interest rate on the Present Term Loans was 4.51% as of December 31, 2018. The Present Term Loans will mature on February 23, 2025. The refinancing resulted in a debt extinguishment charge of $10 million, which was recognized in 2018.
In March 2017, we entered into a Refinancing Amendment (Amendment No. 2 to the Credit Agreement) (the “Second Amendment”), pursuant to which the outstanding $1,482 million principal amount of term loans under the Term Loan Credit Agreement (the “Existing Term Loans”) were replaced with $1,494 million in aggregate principal amount of new term loans (the “Current Term Loans”). The Current Term Loans have substantially similar terms as the Existing Term Loans, other than the applicable interest rate and prepayment premiums in respect to certain voluntary prepayments. Proceeds from the Current Term Loans were used primarily to refinance the Existing Term Loans and to pay interest, fees and expenses in connection therewith.
The interest rate margin applicable to the Current Term Loans was reduced from 2.25% to 1.25%, in the case of base rate loans, and from 3.25% to 2.25%, in the case of LIBOR loans and the LIBOR floor was reduced from 1.0% to 0%. The refinancing resulted in a debt extinguishment charge of $8 million in 2017.
In August 2016, we entered into a Refinancing Amendment (the “First Amendment”), pursuant to which the outstanding $1,592 million principal amount of term loans under the Term Loan Credit Agreement (the “Old Term Loans”) were replaced with a like aggregate principal amount of new term loans (the “New Term Loans”). The New Term Loans have substantially similar terms as the Old Term Loans, other than the applicable interest rate and prepayment premiums in respect to certain voluntary prepayments. Of the $1,592 million of term loans that were refinanced, $1,197 million were exchanged and represent a non-cash financing activity. The interest rate margin applicable to the New Term Loans was reduced from 3.50% to 2.25%, in the case of base rate loans, and from 4.50% to 3.25%, in the case of LIBOR loans. In connection with this refinancing, various lenders exited the syndicate and we recognized a debt extinguishment loss of $18 million in 2016.
In addition, pursuant to the First Amendment, we borrowed $400 million of Incremental Term B-1 Loans (the “Incremental Term B-1 Loans”) and an additional $50 million of Incremental Term B-2 Loans (the “Incremental

Term B-2 Loans”). The New Term Loans, Incremental Term B-1 Loans and Incremental Term B-2 Loans all have identical terms, other than with respect to the original issue discounts, and will mature on October 30, 2021.
Redemption of Senior Notes due 2021
In December 2017, we redeemed all of our outstanding Senior Notes due 2021 that were originally issued in 2015. The redemption price for the Senior Notes due 2021 was 102.875% of the principal amount, plus accrued and unpaid interest up to, but excluding, the date of redemption. The redemption was funded using cash on hand at the date of the redemption. The loss on debt extinguishment of $23 million was recognized in 2017.
Redemption of Senior Notes due 2018
In August 2017, we redeemed all of our outstanding Senior Notes due 2018. The Senior Notes due 2018 were assumed in connection with our 2015 acquisition of Con-way, Inc. (“Con-way”). The redemption price for the Senior Notes due 2018 was 102.168% of the principal amount, plus accrued and unpaid interest up to, but excluding, the date of redemption. The redemption was funded using cash on hand at the date of the redemption. The loss on debt extinguishment of $5 million was recognized in 2017.
Receivables Securitization and Factoring
We use trade accounts receivable securitization and factoring programs as part of managing our cash flows. We account for transfers under our factoring arrangements as sales because we sell full title and ownership in the underlying receivables and have met the criteria for control of the receivables to be considered transferred. We account for transfers under our securitization program as either sales or secured borrowings based on an evaluation of whether we have transferred control.
In October 2017, XPO Logistics Europe SA (“XPO Logistics Europe”), in which we hold an 86.25% controlling interest, entered into a European trade receivables securitization program for a term of three years co-arranged by Crédit Agricole and HSBC. Under the terms of the program, XPO Logistics Europe, or one of its wholly-owned subsidiaries in the United Kingdom or France, sells trade receivables to XPO Collections Designated Activity Company Limited (“XCDAL”), a wholly-owned bankruptcy remote special purpose entity of XPO Logistics Europe. The receivables are funded by senior variable funding notes denominated in the same currency as the corresponding receivables. XCDAL is considered a variable interest entity and it is consolidated by XPO Logistics Europe based on its control of the entity’s activities. The receivables balance under this program are reported as Accounts receivable in our Consolidated Balance Sheets and the related notes are included in our Long-term debt. The receivables securitization program provides additional liquidity to fund XPO Logistics Europe’s operations.
In the first quarter of 2018, the aggregate maximum amount available under the program was increased from €270 million to €350 million (approximately $401 million as of December 31, 2018). Additionally, in the fourth quarter of 2018, the program was amended and a portion of the receivables transferred from XCDAL are now accounted for as sales. As of December 31, 2018, the remaining borrowing capacity, which considers receivables that are collateral for the notes as well as receivables which have been sold, was $0. The weighted-average interest rate as of December 31, 2018 for the program was 1.09%.
As of December 31, 2018, in connection with the securitization program, we sold receivables of $231 million and received cash of $179 million and a deferred purchase price receivable of $52 million. For our factoring programs, as of December 31, 2018, we sold receivables of $248 million and received cash of $246 million. As of December 31, 2017, for our factoring programs, we sold receivables of $119 million and received cash of $119 million.
Share Repurchases
On December 14, 2018, our Board of Directors authorized share repurchases of up to $1 billion of our common stock. The repurchase authorization permits us to repurchase shares in both open market and private repurchase transactions, with the timing and number of shares repurchased dependent on a variety of factors, including price, general business and market conditions, alternative investment opportunities and funding considerations. Through December 31, 2018, based on the settlement date, we purchased and retired 10 million shares of our common stock having an aggregate value of $536 million at an average price of $53.46 per share. In January and February 2019, based on the settlement date, we purchased and retired 8 million shares of our common stock having an aggregate value of $464 million at an average price of $59.47 per share, which completed the authorized repurchase program. The share repurchases were funded by the unsecured credit facility and available cash. On February 13, 2019, our Board of Directors authorized a new share repurchase of up to $1.5 billion of our common stock. We are not obligated to repurchase any specific number of shares, and may suspend or discontinue the program at any time.
Equity Offering and Forward Sale Agreements
In July 2017, we completed a registered underwritten offering of 11 million shares of our common stock at a public offering price of $60.50 per share (the “Offering”). Of the 11 million shares of common stock, five million shares were offered directly by us and six million shares were offered in connection with forward sale agreements (the “Forward Sale Agreements”) described below. The Offering closed on July 25, 2017.
We received proceeds of $290 million ($288 million net of fees and expenses) from the sale of five million shares of common stock in the Offering. We used the net proceeds of the shares issued and sold by us in the Offering for general corporate purposes.
In connection with the Offering, we entered into separate Forward Sale Agreements with Morgan Stanley & Co. LLC and JPMorgan Chase Bank, National Association, London Branch (the “Forward Counterparties”) pursuant to which we agreed to sell, and each Forward Counterparty agreed to purchase, three million shares of our common stock (or six million shares of our common stock in the aggregate) subject to the terms and conditions of the Forward Sale Agreements, including our right to elect cash settlement or net share settlement. The initial forward price under each of the Forward Sale Agreements is $58.08 per share (which was the public offering price of our common stock for the primary offering of the five million shares described above, less the underwriting discount) and was subject to certain adjustments pursuant to the terms of the Forward Sale Agreements. Consistent with our strategy to grow our business in part through acquisitions, we entered into the Forward Sale Agreements to provide additional available cash for such acquisitions, among other general corporate purposes. In July 2018, we physically settled the forwards in full by delivering six million shares of common stock to the Forward Counterparties for net cash proceeds to us of $349 million. As a part of our ordinary course treasury management activities, we applied these net cash proceeds to the repayment of the Senior Notes due 2022 as described above, thereby reducing our overall outstanding debt and interest expense.
Loan Covenants and Compliance
As of December 31, 2018, we were in compliance with the covenants and other provisions of our debt agreements. Any failure to comply with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
Sources and Uses of Cash
Our cash flows from operating, investing and financing activities, as reflected on the Consolidated Statements of Cash Flows, are summarized as follows:

	Years Ended December 31,
(In millions)	2018	2017	2016
Net cash provided by operating activities	$1,102	$785	$622
Net cash (used in) provided by investing activities	(400)	(386)	142
Net cash used in financing activities	(620)	(366)	(681)
Effect of exchange rates on cash, cash equivalents and restricted cash	(17)	16	(4)
Net increase in cash, cash equivalents and restricted cash	$65	$49	$79
During 2018, we: (i) generated cash from operating activities of $1,102 million, (ii) received proceeds of $349 million from our forward sale settlement and (iii) generated proceeds from sales of assets of $143 million. We used cash during this period principally to: (i) purchase property and equipment of $551 million, (ii) repurchase common stock of $536 million, (iii) make payments on long-term debt and capital leases of $119 million, (iv) make payments, net of proceeds, of $100 million on our ABL facility, (v) make payments for tax withholdings on restricted shares of $53 million and (vi) make repurchases, net of proceeds, of $151 million on our debt.
During 2017, we: (i) generated cash from operating activities of $785 million, (ii) generated proceeds from sales of assets of $118 million, (iii) generated proceeds from common stock offerings of $288 million and (iv) received proceeds of $70 million, net of repayments, on our ABL facility. We used cash during this period principally to: (i) purchase property and equipment of $504 million, (ii) make repurchases, net of proceeds, of $568 million on our debt, (iii) make payments on long-term debt and capital leases of $106 million, (iv) make payments for debt issuance costs in connection with the European trade securitization program of $17 million and (v) make payments for tax withholdings on restricted shares of $17 million.
Cash flows from operating activities for 2018 increased by $317 million compared with 2017, due to higher cash-related net income of $196 million and net movements in operating assets and liabilities of $121 million. The increase in cash-related net income was due primarily to higher revenues in our transportation and logistics segments. The changes in the balances of operating assets and liabilities in 2018 compared with 2017 resulted primarily from a lower accounts receivable position on a year-over-year basis, partially offset by the timing of working capital payments. As discussed above, the lower accounts receivable position in 2018 as compared with 2017 reflects higher sales of trade receivables under our securitization and factoring programs in 2018. In particular, in exchange for the sales, we received cash of $179 million (securitization) and $246 million (factoring) as of December 31, 2018, and $119 million (factoring) as of December 31, 2017. Additionally, cash flows from operating activities was favorably impacted by $41 million of lower interest payments in 2018 compared with 2017, due to lower average debt balances and lower interest rates in 2018 due to refinancings.
Cash flows from operating activities for 2017 increased by $163 million compared with 2016, due to higher cash-related net income of $239 million, partially offset by net movements in operating assets and liabilities of $76 million. The increase in cash-related net income was due primarily to higher revenues in our transportation and logistics segments. The changes in the balances of operating assets and liabilities in 2017 compared with 2016 resulted primarily from higher revenues, which led to a higher accounts receivable position on a year-over-year basis, partially offset by the timing of working capital payments. Additionally, cash flows from operating activities was favorably impacted by lower interest of $89 million paid in 2017 compared with 2016, due to lower average debt balances and more favorable interest rates in 2017, primarily from the redemption of our Senior Notes due 2019 and advantageous debt refinancings.
Investing activities used $400 million of cash in 2018 compared with $386 million used in 2017 and $142 million generated in 2016. During 2018, we used $551 million of cash to purchase fixed assets and received $143 million of cash from the sale of assets. During 2017, we used $504 million of cash to purchase fixed assets and received $118 million of cash from the sale of assets. During 2016, we received $548 million of cash from the sale of our North American Truckload operation, used $483 million to purchase fixed assets and received $69 million of cash from the sale of assets.
Financing activities used $620 million of cash in 2018, compared with $366 million used in 2017 and $681 million used in 2016. The primary use of cash in 2018 was the $1,225 million repurchase of debt, consisting of the refinancing of the Former Term Loans and the partial redemption of our Senior Notes due 2022, the $536 million repurchase of common stock and the $119 million repayment of debt and capital leases. The main sources of cash from financing activities in 2018 was the $1,064 million of net proceeds from the issuance of debt, consisting of the refinancing of the term loan, amounts received from secured borrowing transactions under our European trade securitization program and amounts received under the Unsecured Credit Agreement, and $349 million of proceeds from our forward sale settlement. In 2017, our primary use of cash was the $1,387 million repurchase of debt and the $106 million repayment of debt and capital leases. The main source of cash from financing activities in 2017 was the $802 million of net proceeds from the issuance of long-term debt, and $288 million net proceeds from the issuance of common stock. In 2016, our primary use of cash was the $1,889 million repurchase of debt and the $151 million repayment of debt and capital leases. The main source of cash from financing activities in 2016 was the $1,352 million of net proceeds from the issuance of long-term debt.

Defined Benefit Pension Plans
We maintain defined benefit plans for certain employees in the U.S. and internationally. The largest of these plans include the funded U.S. plan and the unfunded U.S. plan (collectively, the “U.S. Plans”) and the funded U.K. plan, which we refer to as defined benefit pension plans. Historically, we have realized income, rather than expense, from these plans. We generated aggregate income from our U.S. and U.K. plans of $74 million in 2018, $44 million in 2017 and $28 million in 2016. The plans have been generating income due to their funded status and because they do not allow for new plan participants or additional benefit accruals.
Defined benefit pension plan amounts are calculated using various actuarial assumptions and methodologies. Assumptions include discount rates, inflation rates, expected long-term rate of return on plan assets, mortality rates, and other factors. The assumptions used in recording the projected benefit obligations and fair value of plan assets represent our best estimates based on available information regarding historical experience and factors that may cause future expectations to differ. Differences in actual experience or changes in assumptions could materially impact our obligation and future expense or income.
Discount Rate
In determining the appropriate discount rate, we are assisted by actuaries who utilize a yield-curve model based on a universe of high-grade corporate bonds (rated AA or better by Moody’s, S&P or Fitch rating services). The model determines a single equivalent discount rate by applying the yield curve to expected future benefit payments.
The discount rates used in determining the net periodic benefit costs and benefit obligations are as follows:

	U.S. Qualified Plans		U.S. Non-Qualified Plans		U.K. Plan
	2018	2017	2018	2017	2018	2017
Discount rate - net periodic benefit costs	3.14% - 3.38%	3.83% - 4.35%	2.84% - 3.21%	4.35%	2.21%	2.70%
Discount rate - benefit obligations	4.18% - 4.39%	3.55% - 3.71%	3.93% - 4.28%	3.21% - 3.60%	2.85%	2.53%
An increase or decrease of 25 basis points in the discount rate would decrease or increase our 2018 pre-tax pension income by $2 million each for the U.S. qualified plans and U.K. plan, respectively.
In 2018, we changed how we estimate the interest cost component of net periodic cost for our U.S. and U.K. pension benefit plans. Previously, we estimated the interest cost component utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation. The new estimate utilizes a full yield curve approach in the estimation of this component by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to each of the underlying projected cash flows based on time until payment. The new estimate provides a more precise measurement of interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates. The change does not affect the measurement of our U.S. and U.K. pension benefit obligation and has been accounted for as a change in accounting estimate and thus applied prospectively.
Rate of Return on Plan Assets
We estimate the expected return on plan assets using current market data as well as historical returns. The expected return on plan assets is based on estimates of long-term returns and considers the plans’ anticipated asset allocation over the course of the next year. The plan assets are managed pursuant to a long-term allocation strategy that seeks to mitigate volatility in the plans’ funded status by increasing participation in fixed-income investments over time. This strategy was developed by analyzing a variety of diversified asset-class combinations in conjunction with the projected liabilities of the plans.
For the year ended December 31, 2018, our expected return on plan assets was $92 million for the U.S. Plans and $67 million for the U.K. plan, compared to the actual return on plan assets of $(113) million for the U.S. Plans and $(35) million for the U.K. plan. The actual annualized return on plan assets for the U.S. Plans for 2018 was approximately (6)%, which was below the expected return on asset assumption for the year due to negative performance in a challenging long duration fixed income market environment, which represented over 80% of the portfolio, and negative performance from the domestic and international equity markets. The actual annualized return on plan assets for the U.K. plan for 2018 was approximately (3)%, which was below the expected return on asset assumption for the year due to a fall in the plan’s liability driven investments portfolio, which represents approximately 50% of the plan’s assets due to a rise in nominal and real gilt yields over the year, as well as negative performance from equity and credit markets over the year. An increase or decrease of 25 basis points in the expected return on plan assets would increase or decrease our 2018 pre-tax pension income by $4 million for the U.S. qualified plans and $3 million for the U.K. plan.
Actuarial Gains and Losses
Changes in the discount rate and/or differences between the expected and actual rate of return on plan assets results in unrecognized actuarial gains or losses. For our defined benefit pension plans, accumulated unrecognized actuarial losses were $53 million for the U.S. Plans and gains of $5 million for the U.K. plan as of December 31, 2018. The portion of the unrecognized actuarial gain/loss that exceeds 10% of the greater of the projected benefit obligation or the fair value of plan assets at the beginning of the year is amortized and recognized as income/expense over the estimated average remaining life expectancy of plan participants. We do not expect to recognize any amortization of actuarial gain or loss in our net periodic benefit expense (income) for 2019.
Lump Sum Payout
During 2017, we offered eligible former employees who had not yet commenced receiving their pension benefit an opportunity to receive a lump sum payout of their vested pension benefit. On December 1, 2017, in connection with this offer, one of our pension plans paid $142 million from pension plan assets to those who accepted this offer, thereby reducing our pension benefit obligations. The transaction had no cash impact on us but did result in a non-cash pre-tax pension settlement gain of $1 million. As a result of the lump sum payout, we re-measured the funded status of our pension plan as of the settlement date. To calculate this pension settlement gain, we utilized a discount rate of 4.35% through the measurement date and 3.83% thereafter.
Effect on Results
The effects of the defined benefit pension plans on our results consist primarily of the net effect of the interest cost on plan obligations for the U.S. Plans and the U.K. plan, and the expected return on plan assets. We estimate that the defined benefit pension plans will contribute annual pre-tax income in 2019 of $24 million for the U.S. Plans and $30 million for the U.K. plan.
Funding
In determining the amount and timing of pension contributions for the U.S. Plans, we consider our cash position, the funded status as measured by the Pension Protection Act of 2006 and generally accepted accounting principles, and the tax deductibility of contributions, among other factors. We made $5 million of contributions to the U.S. Non-Qualified Plans in 2018 and $5 million of contributions in 2017; we estimate that we will make $5 million of contributions to the U.S. Non-Qualified Plans in 2019. We made no contributions to the U.S. Qualified Plans in 2018 and 2017. We do not anticipate making any contributions to the U.S. Qualified Plans in 2019.
For the U.K. plan, the amount and timing of pension contributions are determined in accordance with U.K. pension codes and trustee negotiations. We made contributions of $3 million and $13 million to the U.K. plan in 2018 and 2017, respectively. We estimate that we will make $3 million of contributions to the U.K. plan in 2019.
For additional information, refer to Note 12—Employee Benefit Plans to the Consolidated Financial Statements.

Contractual Obligations
The following table reflects our contractual obligations as of December 31, 2018:

	Payments Due by Period
(In millions)	Total	2019	2020-2021	2022-2023	Thereafter
Contractual obligations
Capital leases payable	$310	$61	$115	$95	$39
Operating leases	2,436	577	827	509	523
Purchase commitments	97	49	41	7	—
Debt (excluding capital leases)	4,126	322	262	1,737	1,805
Interest on debt (1)	1,200	228	400	282	290
Total contractual cash obligations	$8,169	$1,237	$1,645	$2,630	$2,657

(1)	Estimated interest payments have been calculated based on the principal amount of debt and the applicable interest rates as of December 31, 2018.
As of December 31, 2018, our Consolidated Balance Sheet reflects a long-term liability of $444 million for deferred taxes and $29 million for gross unrecognized tax benefits. As the timing of future cash outflows for these liabilities is uncertain, they are excluded from the above table. Actual amounts of contractual cash obligations may differ from estimated amounts due to changes in foreign currency exchange rates. We anticipate net capital expenditures to be between $400 million and $450 million in 2019.
Critical Accounting Policies
We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles. A summary of our significant accounting policies is contained in Note 2—Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements. In applying many accounting principles, we make assumptions, estimates and/or judgments that are often subjective and may change based on changing circumstances or changes in our analysis. Material changes in these assumptions, estimates and/or judgments have the potential to materially alter our results of operations. We have identified below our accounting policies that we believe could potentially produce materially different results if we were to change underlying assumptions, estimates and/or judgments. Although actual results may differ from estimated results, we believe the estimates are reasonable and appropriate.
Evaluation of Goodwill
Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. Goodwill is tested for impairment annually, or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Application of the goodwill impairment test requires judgment, including the identification of reporting units, the assignment of assets and liabilities to reporting units, the assignment of goodwill to reporting units, and a determination of the fair value of each reporting unit.
As more fully described in Note 2—Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements, Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other (Topic 350): “Simplifying the Accounting for Goodwill Impairment,” which we adopted in connection with our annual goodwill impairment test as of August 31, 2017, dictates that goodwill impairment, if any, is measured at the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill.
Accounting guidance allows entities to perform a qualitative assessment (a “step-zero” test) before performing a quantitative analysis. If an entity determines that it is not more-likely-than-not that the fair value of a reporting unit is less than its carry amount, the entity does not need to perform a quantitative analysis for that reporting unit. The qualitative assessment includes review of macroeconomic conditions, industry and market considerations, internal cost factors and overall financial performance, among other factors.

For our 2018 goodwill assessment, we performed a step-zero qualitative analysis for all six of our reporting units. For our 2017 goodwill assessment, we performed a step-zero qualitative analysis for five of our reporting units and elected to proceed directly to a step one quantitative analysis for one reporting unit. Based on the qualitative assessments performed each year, we concluded that it is not more likely than not that the fair value of our reporting units was less than their carrying amounts, and therefore further quantitative analysis was not performed. For the years ended December 31, 2018 and 2017, we did not recognize any goodwill impairment.
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
Self-Insurance Accruals
We use a combination of self-insurance programs and large-deductible purchased insurance to provide for the costs of medical, casualty, liability, vehicular, cargo and workers’ compensation claims. We periodically evaluate the level of insurance coverage and adjust our insurance levels based on risk tolerance and premium expense. The measurement and classification of self-insured costs requires the consideration of historical cost experience, demographic and severity factors, and judgments about current and expected levels of cost per claim and retention levels. These methods provide estimates of the undiscounted liability associated with claims incurred as of the balance sheet date, including estimates of claims incurred but not reported. We believe the actuarial methods are appropriate for measuring these self-insurance accruals. However, based on the number of claims and the length of time from incurrence of the claims to ultimate settlement, the use of any estimation method is sensitive to the assumptions and factors described above. Accordingly, changes in these assumptions and factors can affect the estimated liability and those amounts may be different than the actual costs paid to settle the claims.
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

Interest Rate Risk
Term Loan Facility. As of December 31, 2018, we had an aggregate principal amount outstanding of $1,503 million on our Term Loan Facility. The interest rate fluctuates based on LIBOR or a Base Rate, as defined in the agreement, plus an applicable margin of 2.00%, in the case of LIBOR loans, and 1.00%, in the case of Base Rate loans. Assuming an average annual aggregate principal amount outstanding of $1,503 million, a hypothetical 1% increase in the interest rate would have increased our annual interest expense by $15 million.
ABL Facility. We have exposure to changes in interest rates on our ABL Facility. The interest rates on our ABL Facility fluctuate based on LIBOR or a Base Rate plus an applicable margin. Assuming our $1.0 billion ABL Facility was fully drawn throughout 2018, a hypothetical 1% change in the interest rate would have increased our annual interest expense by $10 million.
Trade Securitization Program. As of December 31, 2018, our trade securitization program had an outstanding debt balance of $283 million. The interest rates on our Trade Securitization Program fluctuate based on lenders’ cost of funds plus an applicable margin. Assuming our $401 million trade securitization program was fully drawn through secured borrowings throughout 2018, a hypothetical 1% increase in the interest rate would have increased our annual interest expense by $4 million.
Unsecured Credit Facility. We have exposure to changes in interest rates on our Unsecured Credit Facility. The interest rates on our Unsecured Credit Facility fluctuate based on LIBOR or a Base Rate plus an applicable margin. Assuming our $500 million Unsecured Credit Facility was fully drawn as of December 31, 2018, a hypothetical 1% change in the interest rate would have increased our annual interest expense by $5 million.
Asset Financing. As of December 31, 2018, we had outstanding $55 million aggregate principal amount of Asset Financing. Most of the Asset Financing has floating interest rates that subject us to risk resulting from changes in short-term (primarily Euribor) interest rates. Assuming an average annual aggregate principal amount outstanding of $55 million, a hypothetical 1% increase in the interest rate would increase our annual interest expense by less than $1 million.
We also have risk related to our fixed-rate debt. As of December 31, 2018, we had an aggregate of $2.1 billion of indebtedness (excluding capital leases) that bears interest at fixed rates. A 1% decrease in market interest rates as of December 31, 2018 would increase the fair value of our fixed-rate indebtedness by approximately 4%. For additional information concerning our debt, see Note 11—Debt to the Consolidated Financial Statements.
Foreign Currency Exchange Risk
We have a significant proportion of our net assets and income in non-U.S. dollar (“USD”) currencies, primarily the euro (“EUR”) and British pound sterling (“GBP”). We are exposed to currency risk from the potential changes in functional currency values of our foreign currency denominated assets, liabilities and cash flows. Consequently, a depreciation of the EUR or the GBP relative to the USD could have an adverse impact on our financial results.
In connection with the issuances of the Senior Notes due 2023 and the Senior Notes due 2022, we entered into certain cross-currency swap agreements to partially manage the related foreign currency exchange risk by effectively converting a portion of the fixed-rate USD-denominated Senior Notes due 2023 and the Senior Notes due 2022, including the semi-annual interest payments, to fixed-rate, EUR-denominated debt. The risk management objective is to manage a portion of the foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies.
In order to mitigate against the risk of a reduction in the value of foreign currency earnings before interest, taxes, depreciation and amortization for those Company operations that use the EUR or the GBP as their functional currency, we use foreign currency option contracts.
As of December 31, 2018, a uniform 10% strengthening in the value of the USD relative to the EUR would have resulted in a decrease in net assets of $52 million. As of December 31, 2018, a uniform 10% strengthening in the value of the USD relative to the GBP would have resulted in a decrease in net assets of $30 million. These theoretical calculations assume that an instantaneous, parallel shift in exchange rates occurs, which is not consistent with our actual experience in foreign currency transactions. Fluctuations in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ services become more or less attractive. The sensitivity analysis of the impact of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.
Commodity Price Risk
We are exposed to the impact of market fluctuations in the price of diesel fuel purchased for use in Company-owned vehicles. During the year ended December 31, 2018, diesel prices fluctuated by as much as 17.4% in France, 17.7% in the United Kingdom, and 14.2% in the United States. However, we include price adjustment clauses or cost-recovery mechanisms in many of our customer contracts in the event of a change in the cost to purchase fuel. The clauses mean that substantially all fluctuations in the purchase price of diesel, except for short-term economic fluctuations, can be passed on to customers in the sales price. Therefore, a hypothetical 10% change in the price of diesel would not be expected to materially affect our financial performance over the long term.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of XPO Logistics, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of XPO Logistics, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income (loss), cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
Charlotte, North Carolina
February 14, 2019

XPO Logistics, Inc.
Consolidated Balance Sheets

	December 31,
(In millions, except per share data)	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$502	$397
Accounts receivable, net of allowances of $52 and $42, respectively	2,596	2,725
Other current assets	590	466
Total current assets	3,688	3,588
Property and equipment, net of $1,585 and $1,110 in accumulated depreciation, respectively	2,605	2,664
Goodwill	4,467	4,564
Identifiable intangible assets, net of $706 and $560 in accumulated amortization, respectively	1,253	1,435
Other long-term assets	257	351
Total long-term assets	8,582	9,014
Total assets	$12,270	$12,602
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,258	$1,251
Accrued expenses	1,480	1,526
Short-term borrowings and current maturities of long-term debt	367	104
Other current liabilities	208	116
Total current liabilities	3,313	2,997
Long-term debt	3,902	4,418
Deferred tax liability	444	419
Employee benefit obligations	153	162
Other long-term liabilities	488	596
Total long-term liabilities	4,987	5,595
Stockholders’ equity:
Convertible perpetual preferred stock, $0.001 par value; 10 shares authorized; 0.07 of Series A shares issued and outstanding as of December 31, 2018 and 2017, respectively	41	41
Common stock, $0.001 par value; 300 shares authorized; 116 and 120 shares issued and outstanding as of December 31, 2018 and 2017, respectively	—	—
Additional paid-in capital	3,311	3,590
Retained earnings (accumulated deficit)	377	(43)
Accumulated other comprehensive (loss) income	(154)	16
Total stockholders’ equity before noncontrolling interests	3,575	3,604
Noncontrolling interests	395	406
Total equity	3,970	4,010
Total liabilities and equity	$12,270	$12,602
See accompanying notes to consolidated financial statements.

XPO Logistics, Inc.
Consolidated Statements of Income

	Years Ended December 31,
(In millions, except per share data)	2018	2017	2016
Revenue	$17,279	$15,381	$14,619
Operating expenses
Cost of transportation and services	9,013	8,132	7,887
Direct operating expense	5,725	5,006	4,616
Sales, general and administrative expense	1,837	1,661	1,652
Total operating expenses	16,575	14,799	14,155
Operating income	704	582	464
Other expense (income)	(109)	(57)	(34)
Foreign currency loss (gain)	3	58	(40)
Debt extinguishment loss	27	36	70
Interest expense	217	284	361
Income before income tax provision (benefit)	566	261	107
Income tax provision (benefit)	122	(99)	22
Net income	444	360	85
Net income attributable to noncontrolling interests	(22)	(20)	(16)
Net income attributable to XPO	$422	$340	$69

Earnings per share data (Note 16):
Net income attributable to common shareholders	$390	$312	$63

Basic earnings per share	$3.17	$2.72	$0.57
Diluted earnings per share	$2.88	$2.45	$0.53

Weighted-average common shares outstanding
Basic weighted-average common shares outstanding	123	115	110
Diluted weighted-average common shares outstanding	135	128	123
See accompanying notes to consolidated financial statements.

XPO Logistics, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(In millions)	2018	2017	2016
Net income	$444	$360	$85

Other comprehensive (loss) income, net of tax
Foreign currency translation (loss) gain, net of tax effect of $(6), $47 and $-	$(100)	$180	$(138)
Unrealized (loss) gain on financial assets/liabilities designated as hedging instruments, net of tax effect of $(1), $(1) and $-	(6)	5	(7)
Defined benefit plans adjustment, net of tax effect of $23, $(29) and $(4)	(91)	90	4
Other comprehensive (loss) income	(197)	275	(141)
Comprehensive income (loss)	$247	$635	$(56)
Less: Comprehensive (loss) income attributable to noncontrolling interests	(5)	72	(3)
Comprehensive income (loss) attributable to XPO	$252	$563	$(53)
See accompanying notes to consolidated financial statements.

XPO Logistics, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(In millions)	2018	2017	2016
Operating activities
Net income	$444	$360	$85
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	716	658	643
Stock compensation expense	49	79	55
Accretion of debt	15	19	17
Deferred tax expense (benefit)	45	(158)	(21)
Debt extinguishment loss	27	36	70
Unrealized (gain) loss on foreign currency option and forward contracts	(20)	49	(40)
Gain on sale of equity investment	(24)	—	—
Other	—	13	8
Changes in assets and liabilities:
Accounts receivable	(13)	(320)	(154)
Other assets	(49)	(92)	13
Accounts payable	35	140	2
Accrued expenses and other liabilities	(123)	1	(56)
Net cash provided by operating activities	1,102	785	622
Investing activities
Payment for purchases of property and equipment	(551)	(504)	(483)
Proceeds from sale of assets	143	118	69
Proceeds from sale of business, net of $11 cash divested	—	—	548
Other	8	—	8
Net cash (used in) provided by investing activities	(400)	(386)	142
Financing activities
Proceeds from issuance of debt	1,074	819	1,378
Repurchase of debt	(1,225)	(1,387)	(1,889)
Proceeds from borrowings on ABL facility	1,355	995	360
Repayment of borrowings on ABL facility	(1,455)	(925)	(330)
Repayment of long-term debt and capital leases	(119)	(106)	(151)
Payment of debt issuance costs	(10)	(17)	(26)
Proceeds from forward sale settlement	349	—	—
Proceeds from common stock offerings	—	288	—
Repurchase of common stock	(536)	—	—
Change in bank overdrafts	—	(3)	(17)
Payment for tax withholdings for restricted shares	(53)	(17)	(11)
Dividends paid	(8)	(7)	(5)
Other	8	(6)	10
Net cash used in financing activities	(620)	(366)	(681)
Effect of exchange rates on cash, cash equivalents and restricted cash	(17)	16	(4)
Net increase in cash, cash equivalents and restricted cash	65	49	79
Cash, cash equivalents and restricted cash, beginning of year	449	400	321
Cash, cash equivalents and restricted cash, end of year	$514	$449	$400
Supplemental disclosure of cash flow information:
Cash paid for interest	$233	$274	$363
Cash paid for income taxes	$70	$79	$41
See accompanying notes to consolidated financial statements.

XPO Logistics, Inc.
Consolidated Statements of Changes in Equity
For the Three Years Ended December 31, 2018, 2017 and 2016

	Series A Preferred Stock		Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance as of December 31, 2015	73	$42	109,523	$—	$3,212	$(465)	$(72)	$2,717	$344	$3,061
Net income	—	—	—	—	—	69	—	69	16	85
Other comprehensive loss	—	—	—	—	—	—	(122)	(122)	(19)	(141)
Repurchase of noncontrolling interest	—	—	—	—	3	—	—	3	—	3
Exercise and vesting of stock compensation awards	—	—	1,298	—	10	—	—	10	—	10
Tax withholdings related to vesting of stock compensation	—	—	—	—	(11)	—	—	(11)	—	(11)
Conversion of Series A preferred stock to common stock	(1)	—	93	—	—	—	—	—	—	—
Issuance of common stock upon conversion of convertible senior notes, net of tax	—	—	173	—	3	—	—	3	—	3
Dividend paid	—	—	—	—	—	(3)	—	(3)	(3)	(6)
Adoption of stock compensation standard	—	—	—	—	1	6	—	7	—	7
Stock compensation expense	—	—	—	—	27	—	—	27	—	27
Balance as of December 31, 2016	72	$42	111,087	$—	$3,245	$(393)	$(194)	$2,700	$338	$3,038
Net income	—	—	—	—	—	340	—	340	20	360
Other comprehensive income	—	—	—	—	—	—	223	223	52	275
Exercise and vesting of stock compensation awards	—	—	728	—	1	—	—	1	—	1
Tax withholdings related to vesting of stock compensation awards	—	—	—	—	(17)	—	—	(17)	—	(17)
Issuance of common stock from offering	—	—	5,000	—	288	—	—	288	—	288
Conversion of Series A preferred stock to common stock	—	(1)	103	—	1	—	—	—	—	—
Issuance of common stock upon conversion of convertible senior notes, net of tax	—	—	3,002	—	49	—	—	49	—	49
Dividend paid	—	—	—	—	—	(3)	—	(3)	(4)	(7)
Impact of tax reform act	—	—	—	—	—	13	(13)	—	—	—
Stock compensation expense	—	—	—	—	23	—	—	23	—	23
Balance as of December 31, 2017	72	$41	119,920	$—	$3,590	$(43)	$16	$3,604	$406	$4,010

	Series A Preferred Stock		Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance as of December 31, 2017	72	$41	119,920	$—	$3,590	$(43)	$16	$3,604	$406	$4,010
Net income	—	—	—	—	—	422	—	422	22	444
Other comprehensive loss	—	—	—	—	—	—	(170)	(170)	(27)	(197)
Exercise and vesting of stock compensation awards	—	—	995	—	1	—	—	1	—	1
Tax withholdings related to vesting of stock compensation awards	—	—	—	—	(53)	—	—	(53)	—	(53)
Issuance of common stock from forward sale settlement	—	—	6,000	—	349	—	—	349	—	349
Retirement of common stock	—	—	(11,314)	—	(608)	—	—	(608)	—	(608)
Dividend paid	—	—	—	—	—	(3)	—	(3)	(6)	(9)
Stock compensation expense	—	—	—	—	30	—	—	30	—	30
Other	—	—	82	—	2	1	—	3	—	3
Balance as of December 31, 2018	72	$41	115,683	$—	$3,311	$377	$(154)	$3,575	$395	$3,970
See accompanying notes to consolidated financial statements.

XPO Logistics, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2018, 2017 and 2016
1. Organization
Nature of Operations
XPO Logistics, Inc. and its subsidiaries (“XPO” or the “Company”) uses an integrated network of people, technology and physical assets to help customers manage their goods most efficiently through their supply chains. The Company’s customers are multinational, national, mid-size and small enterprises. XPO runs its business on a global basis, with two reportable segments: Transportation and Logistics. See Note 4—Segment Reporting and Geographic Information to our consolidated financial statements for further information on the Company’s segments.
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
If the Company determines that it has a variable interest in a VIE, the Company then evaluates if it is the primary beneficiary of the VIE. The evaluation assesses whether the Company has the power to direct the activities that significantly affect the VIE’s economic performance, including having operational control over each VIE and operating the VIEs under the XPO brand or policies. When changes occur to the design of an entity, the Company reconsiders whether it is subject to the VIE model. The Company continuously evaluates whether it has a controlling financial interest in a VIE. Investors in these entities only have recourse to the assets owned by the entity and not to the Company’s general credit. The Company does not have implicit support arrangements with any VIE. Other than the special purpose entity which the Company consolidates related to the European Trade Securitization Program discussed in Note 11—Debt, assets and liabilities of VIEs for which the Company is the primary beneficiary are not significant to the Company’s consolidated financial statements.
The Company has a controlling financial interest in other entities where it currently holds, directly or indirectly, more than 50% of the voting rights or where it exercises control through substantive participating rights or as a general partner. Where the Company is a general partner, it considers substantive removal rights held by other partners in determining if it holds a controlling financial interest. The Company reevaluates whether it has a controlling financial interest in these entities when its voting or substantive participating rights change. Income or loss attributable to noncontrolling interests is deducted from net income/loss to determine net income/loss attributable to XPO. The noncontrolling interests reflected in our consolidated financial statements primarily relate to the 13.75% minority interest in Norbert Dentressangle SA (“ND”).
Recast of Financial Information Due to Adoption of New Accounting Guidance
In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-07, Compensation - Retirement Benefits (Topic 715): “Improving the Presentation of Net Periodic Pension

Cost and Net Periodic Postretirement Benefit Cost.” The ASU changes how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the cost of the benefits in the Consolidated Statements of Income. This cost, commonly referred to as the “net periodic benefit cost,” is comprised of several components that reflect different aspects of the arrangement with the employee, including the effect of the related funding. Previously, the Company aggregated the various components of the net periodic benefit cost (including interest cost and the expected return on plan assets) for presentation purposes and had included these costs within Operating income in the Consolidated Statements of Income. Under the new guidance, these costs are presented below Operating income. The Company adopted the standard on January 1, 2018 and recast prior periods to reflect the new presentation. The adoption of the standard had no impact on Net income. The amount of net periodic pension income included in Other expense (income) was $72 million, $42 million and $24 million for the years ended December 31, 2018, 2017 and 2016, respectively.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): “Restricted Cash.” The ASU requires that the statement of cash flows reconcile the change during the period in the total of cash, cash equivalents and restricted cash. The Company adopted this standard on January 1, 2018 and applied its provisions retrospectively. The adoption of this standard reduced cash flows provided by operating activities by $14 million and $3 million for the years ended December 31, 2017 and 2016, respectively, and reduced cash flows used by investing activities by $39 million on the Consolidated Statements of Cash Flows for the year ended December 31, 2017.
Significant Accounting Policies
Revenue Recognition
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services.
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
Transportation
The Company’s transportation segment generates revenue from providing freight brokerage and other transportation services for its customers. Certain accessorial services may be provided to customers under their transportation contracts, such as unloading and other incidental services. The transaction price is based on the consideration specified in the customer’s contract.
A performance obligation is created when a customer under a transportation contract submits a bill of lading for the transport of goods from origin to destination. These performance obligations are satisfied as the shipments move from origin to destination. Transportation revenue is recognized proportionally as a shipment moves from origin to destination and the related costs are recognized as incurred. Some of the customer contracts contain a promise to stand ready, as the Company is obligated to provide transportation services for the customer. For these contracts, the Company recognizes revenue on a straight-line basis over the term of the contract because the pattern of benefit to the customer, as well as the Company’s efforts to fulfill the contract, are generally distributed evenly throughout the period. Performance obligations are short-term, with transit days less than one week. Generally, customers are billed either upon shipment of the freight or on a monthly basis, and remit payment according to approved payment terms. The Company recognizes revenue on a net basis when the Company does not control the specific services.
Logistics
The Company’s logistics segment generates revenue from providing supply chain services for its customers, including warehousing, distribution, order fulfillment, packaging, reverse logistics and inventory management contracts ranging from a few months to a few years. The Company’s performance obligations are satisfied over time as customers simultaneously receive and consume the benefits of the Company’s services. The contracts contain a single performance obligation, as the distinct services provided remain substantially the same over time and possess the same pattern of transfer. The transaction price is based on the consideration specified in the contract with the customer and contains fixed and variable consideration. In general, the fixed consideration component of a contract represents reimbursement for facility and equipment costs incurred to satisfy the performance obligation and is recognized on a straight-line basis over the term of the contract. The variable consideration component is comprised of cost reimbursement, per-unit pricing or time and materials pricing and is determined based on the costs, units or hours of services provided, respectively, and is recognized over time based on the level of activity.
Generally, the Company’s contracts contain provisions for adjustments to pricing based on achieving agreed-upon performance metrics, changes in volumes, services and market conditions. Revenue relating to these pricing adjustments is estimated and included in the consideration if it is probable that a significant revenue reversal will not occur in the future. The estimate of variable consideration is determined either by the expected value or most likely amount method and factors in current, past and forecasted experience with the customer. Customers are billed based on terms specified in the revenue contract and remit payment according to approved payment terms.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less as of the date of purchase to be cash equivalents. As of December 31, 2018, 2017 and 2016, the total amount of restricted cash included in Other long-term assets on the Consolidated Balance Sheets was $12 million, $52 million and $26 million, respectively. Restricted cash as of December 31, 2017 was primarily comprised of tax-deferred proceeds from a property sale in 2017; this amount was reclassified in 2018. As discussed above, in accordance with the adoption of ASU 2016-18, restricted cash was included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the contractual amount. In determining the allowance for doubtful accounts, the Company considers historical collection experience, the age of the accounts receivable balances, the credit quality of the Company’s customers, any specific customer collection issues that have been identified, current economic conditions, and other factors that may affect customers’ ability to pay. The Company writes off accounts receivable balances once the receivables are no longer deemed collectible.
The roll-forward of the allowance for doubtful accounts is as follows:

	Years Ended December 31,
(In millions)	2018	2017	2016
Beginning balance	$42	$26	$17
Provision charged to expense	36	24	15
Write-offs, less recoveries, and other adjustments	(26)	(8)	(6)
Ending balance	$52	$42	$26
Receivables securitization and factoring
The Company uses trade accounts receivables securitization and factoring programs in the normal course of business as part of managing its cash flows. The Company accounts for transfers under its factoring arrangements as sales because the Company sells full title and ownership in the underlying receivables and has met the criteria for control of the receivables to be considered transferred. The Company accounts for transfers under its securitization program as either sales or secured borrowings based on an evaluation of whether it has transferred control. In instances where the Company does not meet the criteria for surrender of control, the transaction is accounted for as a secured borrowing. For these transactions, the receivables remain on the Consolidated Balance Sheets of the Company and the notes are reflected within debt, see Note 11—Debt for additional information related to the Company’s receivables securitization secured borrowing program. For transfers in the securitization program where the Company has surrendered control, the transactions are accounted for as sales and the receivables are derecognized from the Consolidated Balance Sheets at the date of transfer. In the securitization and factoring arrangements, any continuing involvement is limited to servicing the receivables. The fair value of any servicing assets and liabilities is immaterial.
For transfers under the securitization program which are accounted for as sales, the consideration received includes a simultaneous cash payment and a deferred purchase price receivable. The deferred purchase price receivable is not a trade receivable and it is recorded based on its fair value and reported within Other current assets in the Company’s Consolidated Balance Sheets. The cash payment which the Company receives on the date of the transfer is reflected within Net cash provided by operating activities. As the Company receives cash payments on the deferred purchase price receivable, it is reflected as an investing activity. As of December 31, 2018, the balance of deferred purchase price receivable reflected within Other current assets was $52 million. There was no deferred purchase price receivable balance as of December 31, 2017.
As of December 31, 2018, in connection with the securitization program, the Company sold receivables of $231 million and received cash of $179 million and a deferred purchase price receivable of $52 million. For the Company’s factoring programs, as of December 31, 2018, the Company sold receivables of $248 million and received cash of $246 million. As of December 31, 2017, for the Company’s factoring programs, the Company sold receivables of $119 million and received cash of $119 million. The cost of participating in these programs was immaterial to the Company’s results of operations for the years ended December 31, 2018, 2017 and 2016.
Property and Equipment
Property and equipment are generally recorded at cost, or in the case of acquired property and equipment, at fair value at the date of acquisition. Maintenance and repair expenditures are charged to expense as incurred. For internally-developed computer software, all costs incurred during planning and evaluation are expensed as incurred. Costs incurred during the application development stage are capitalized and included in property and equipment. Capitalized software also includes the fair value of acquired internally-developed technology.
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
Goodwill
Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. Goodwill is evaluated for impairment annually, or more frequently if events or circumstances indicate an impairment. Under ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): “Simplifying the Accounting for Goodwill Impairment,” which the Company adopted in connection with its annual goodwill impairment test as of August 31, 2017, goodwill impairment, if any, is measured at the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill.
Accounting guidance allows entities to perform a qualitative assessment (a “step-zero” test) before performing a quantitative analysis. If an entity determines that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the entity does not need to perform the quantitative analysis. The qualitative assessment includes a review of macroeconomic conditions, industry and market considerations, internal cost factors, and overall financial performance, among other factors.

For the 2018 goodwill assessment, the Company performed a step-zero qualitative analysis for all six reporting units. For the 2017 goodwill assessment, the Company performed a step-zero qualitative analysis for five of its reporting units and elected to proceed directly to a step one quantitative analysis for one reporting unit. Based on the qualitative assessments performed each year, the Company concluded that it is not more likely than not that the fair value of the reporting units was less than their carrying amounts, and therefore, further quantitative analysis was not performed. For the years ended December 31, 2018 and 2017, the Company did not recognize any goodwill impairment.
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
Intangible Assets
The Company’s intangible assets subject to amortization consist of customer relationships and non-compete agreements. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. The Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. For the periods presented, the Company did not recognize any impairment of the identified intangible assets. Intangible assets are amortized on a straight-line basis or on a basis consistent with the pattern in which the economic benefits are realized. The range of estimated useful lives by type are as follows:

Classification	Estimated Useful Life
Customer relationships	5 to 16 years
Non-compete agreements	Term of agreement
Accrued Expenses
Accrued expenses include the following components:

	As of December 31,
(In millions)	2018	2017
Accrued salaries and wages	$539	$581
Accrued transportation and facility charges	462	438
Accrued value-added tax and other taxes	172	176
Other accrued expenses	307	331
Total accrued expenses	$1,480	$1,526
Self-Insurance
The Company uses a combination of self-insurance programs and large-deductible purchased insurance to provide for the costs of medical, casualty, liability, vehicular, cargo and workers’ compensation claims. The Company periodically evaluates its level of insurance coverage and adjusts its insurance levels based on risk tolerance and premium expense.
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
Stockholders’ Equity
The Company has a share repurchase program under which shares purchased are retired and returned to authorized and unissued status. Any excess of cost over par value is charged to Additional paid-in capital to the extent that a balance is present. If Additional paid-in capital is fully depleted, any remaining excess of cost over par value will be charged to Retained earnings.
Accumulated Other Comprehensive Income
The components of and changes in accumulated other comprehensive income (“AOCI”), net of tax for the years ended December 31, 2018 and 2017, are as follows:

(In millions)	Foreign Currency Translation Adjustments	Derivative Hedges	Defined Benefit Plans Liability	Less: AOCI Attributable to Noncontrolling Interests	AOCI Attributable to the Company
As of December 31, 2016	$(206)	$—	$(13)	$25	$(194)
Other comprehensive income	180	10	92	(52)	230
Amounts reclassified from AOCI	—	(5)	(2)	—	(7)
Net current period other comprehensive income	180	5	90	(52)	223
Impact of tax reform act	(17)	2	2	—	(13)
As of December 31, 2017	(43)	7	79	(27)	16
Other comprehensive (loss) income	(96)	12	(89)	27	(146)
Amounts reclassified from AOCI	(4)	(18)	(2)	—	(24)
Net current period other comprehensive loss	(100)	(6)	(91)	27	(170)
As of December 31, 2018	$(143)	$1	$(12)	$—	$(154)
Income Taxes
The Company accounts for income taxes in accordance with FASB Accounting Standards Codification (“ASC”) Topic 740: “Income Taxes.” Income taxes and effective tax rates are calculated on a legal entity and jurisdictional basis relying on several factors, including pre-tax earnings, differences between tax laws and accounting rules, statutory tax rates, tax credits, uncertain tax positions, and valuation allowances. The Company uses judgment and estimates in evaluating its tax positions.
Under ASC 740, deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the Consolidated Financial Statements. Valuation allowances are established when, in management’s judgment, it is more likely than not that its deferred tax assets will not be realized. In assessing the need for a valuation allowance, management weighs the available positive and negative evidence, including limitations on the use of tax losses and other carryforwards due to changes in ownership, historic information, and projections of future taxable income that include and exclude future reversals of taxable temporary differences. The Company has elected to record Global Intangible Low-Taxed Income as a period cost.
The Company’s tax returns are subject to examination by U.S. Federal, state and foreign taxing jurisdictions. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements and prescribes a recognition threshold with measurement attributes for income tax positions taken or expected to be taken on a tax return. Under ASC 740, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount estimated to be sustained under the more likely than not principle. An uncertain income tax position will not be recognized in the financial statements if it does not meet the stated criteria. The Company adjusts these tax liabilities, including related interest and penalties, based on the current facts and circumstances. Recently enacted tax law changes, published rulings, court cases, and outcomes of tax audits are all considered. While the Company does not expect material changes, it is possible that its actual tax liability will differ from its established tax liabilities for unrecognized tax benefits which may impact its effective tax rate. While it is often difficult to predict the outcome of any particular tax position, the Company believes that its tax provisions reflect the more likely than not outcome of known tax contingencies. The Company reports tax-related interest and penalties as a component of income tax expense.
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
Foreign currency transactions recognized in the Consolidated Statements of Income are converted to USD by applying the exchange rate prevailing on the date of the transaction. Gains and losses arising from foreign currency transactions and the effects of remeasuring monetary assets and liabilities are recorded in Foreign currency loss (gain) in the Consolidated Statements of Income.
Foreign currency loss (gain) included in the Consolidated Statements of Income consisted of the following:

	Years Ended December 31,
(In millions)	2018	2017	2016
Unrealized foreign currency option and forward contracts (gains) losses	$(20)	$49	$(40)
Realized foreign currency option and forward contracts losses (gains)	16	15	(3)
Foreign currency transaction and remeasurement losses (gains)	7	(6)	3
Total foreign currency loss (gain)	$3	$58	$(40)
Fair Value Measurements
ASC Topic 820: “Fair Value Measurements and Disclosures” defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and classifies the inputs used to measure fair value into the following hierarchy:

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
The fair value estimates are based upon certain market assumptions and information available to management. The carrying value of the following financial instruments approximated their fair values as of December 31, 2018 and 2017: cash and cash equivalents, accounts receivable, deferred purchase price related to accounts receivable sold, accounts payable, accrued expenses and current maturities of long-term debt. Fair values approximate carrying values for these financial instruments, as they are short-term in nature and/or are receivable or payable on demand. The Level 1 cash equivalents include money market funds valued using quoted prices in active markets. The Level 2 cash equivalents include short-term investments valued using published interest rates for instruments with similar terms and maturities. For information regarding the fair value hierarchy of the Company’s derivative instruments and financial liabilities, refer to Note 10—Derivative Instruments and Note 11—Debt, respectively.

The following table summarizes the fair value hierarchy of cash equivalents:

	As of December 31, 2018
(In millions)	Carrying Value	Fair Value	Level 1	Level 2
Cash equivalents	$237	$237	$236	$1

	As of December 31, 2017
(In millions)	Carrying Value	Fair Value	Level 1	Level 2
Cash equivalents	$90	$90	$74	$16
Derivative Instruments
The Company records all derivative instruments on the Consolidated Balance Sheets as assets or liabilities at fair value. The Company’s accounting treatment for changes in the fair value of derivative instruments depends on whether the instruments have been designated and qualify as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company must designate the derivative based upon the exposure being hedged. The gain or loss resulting from fair value adjustments on cash flow hedges are recorded in AOCI on the Consolidated Balance Sheets until the hedged item is recognized in earnings and is presented in the same income statement line item as the earnings effect of the hedged item. The gains and losses on the net investment hedges are recorded as cumulative translation adjustments in AOCI to the extent that the instruments are effective in hedging the designated risk. Gains and losses on cash flow hedges and net investment hedges representing hedge components excluded from the assessment of effectiveness will be amortized into Interest expense in the Consolidated Statements of Income in a systematic manner. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings and are recorded in Foreign currency loss (gain) in the Consolidated Statements of Income.
Defined Benefit Pension Plans
Defined benefit pension plan obligations are calculated using various actuarial assumptions and methodologies. Assumptions include discount rates, inflation rates, expected long-term rate of return on plan assets, mortality rates, and other factors. The assumptions used in recording the projected benefit obligation and fair value of plan assets represent the Company’s best estimates based on available information regarding historical experience and factors that may cause future expectations to differ. Differences in actual experience or changes in assumptions could materially impact the Company’s obligation and future expense amounts.
The impact of plan amendments, actuarial gains and losses and prior-service costs are recorded in AOCI and are generally amortized as a component of net periodic benefit cost over the remaining service period of the active employees covered by the defined benefit pension plans. Unamortized gains and losses are amortized only to the extent they exceed 10% of the higher of the fair value of plan assets or the projected benefit obligation of the respective plan.
Stock-Based Compensation
The Company accounts for stock-based compensation based on the equity instrument’s grant date fair value. For grants of restricted stock units (“RSUs”) subject to service-based or performance-based vesting conditions only, the fair value is established based on the market price on the date of the grant. For grants of RSUs subject to market-based vesting conditions, the fair value is established using the Monte Carlo simulation lattice model. For grants of options and stock appreciation rights (“SARs”), the Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based payment awards. The determination of the fair value of stock-based awards is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The Company accounts for forfeitures as they occur.
The weighted-average fair value of each stock option is amortized over the requisite service period. For options with graded vesting, we recognize compensation cost on a straight-line basis over the requisite service period of the entire award; however, the amount of compensation cost recognized at any date will at least equal the portion of the grant date value of the award that is vested as of that date. For the Company’s performance-based restricted stock units

(“PRSUs”), the Company recognizes expense over the awards’ requisite service period based on the number of awards expected to vest with consideration to the actual and expected financial results. If achievement of the performance targets for a PRSU award is not considered probable, then no expense is recognized until achievement of such targets becomes probable.
Adoption of New Accounting Standards
Refer to Recast of Financial Information Due to Adoption of New Accounting Guidance above for a discussion of ASUs 2017-07 and 2016-18.
In May 2014, the FASB issued ASU 2014-09, Revenue (Topic 606): “Revenue from Contracts with Customers.” Topic 606 includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As discussed further in Note 5—Revenue Recognition, the Company adopted Topic 606 on January 1, 2018.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): “Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force).” This ASU addresses eight specific cash flow classification issues with the objective of reducing diversity in practice. Under the new standard, cash payments for debt prepayments or debt extinguishment costs should be classified as outflows for financing activities. Additional cash flow issues covered under the standard include: settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The Company adopted this standard on January 1, 2018. Adoption was on a prospective basis and did not have a material effect on the Company’s Consolidated Statements of Cash Flows.
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): “Scope of Modification Accounting.” This ASU provides guidance about the changes to the terms or conditions of a share-based payment award that require an entity to apply modification accounting. Under the new standard, modification accounting applies unless all of the following conditions are met: (i) the fair value of the modified award is the same as the fair value of the original award immediately before the modification; (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the modification; and (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. Generally speaking, modification accounting requires an entity to calculate and recognize the incremental fair value of the modified award as compensation cost on the date of modification (for a vested award) or over the remaining service period (for an unvested award). The impact of this guidance, which was applied prospectively on January 1, 2018, is dependent on future modifications, if any, to the Company’s share-based payment awards.
In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): “Amendments to Securities and Exchange Commission (“SEC”) Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.” The ASU amends ASC 740 to provide further guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the “Tax Act”) and allows for the recognition of provisional amounts in the event that a company does not have the necessary information available, prepared or analyzed to finalize its accounting under ASC 740. ASU 2018-05 allows for adjustments to provisional amounts in multiple reporting periods during the allowable one-year measurement period from the Tax Act enactment date. This standard was adopted upon issuance. The reduction in the U.S. corporate federal statutory tax rate from 35% to 21% required a one-time revaluation of our net deferred tax liabilities resulting in the Company recording a tax benefit of $173 million as of December 31, 2017. No modifications were required during 2018.
In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): “Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans.” The ASU includes the removal of the requirement to disclose the amounts in AOCI expected to be recognized in expense over the next fiscal year and the effects of a one-percentage point change in assumed healthcare cost trend rates. Additionally, it requires the disclosure of an explanation of the reasons for significant gains/losses related to a change in the benefit obligation. The Company early-adopted ASU 2018-14 in the fourth quarter of 2018. The adoption, which is limited to disclosures only, will not have a material impact on the Company’s consolidated financial statements.
Accounting Pronouncements Issued but Not Yet Effective
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The core principle of Topic 842 is that a lessee should recognize on its Consolidated Balance Sheets the assets and liabilities that arise from leases, including operating leases. Under the new requirements, a lessee will recognize in the balance sheet a liability to make lease payments (the lease liability) and the right-of-use asset representing the right to the underlying asset for the lease term. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which clarified certain aspects of ASU 2016-02. Also, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): “Targeted Improvements,” which provides an optional transition method to allow entities, on adoption of ASU 2016-02, to report prior periods under previous lease accounting guidance. The Company will adopt Topic 842 effective January 1, 2019 using the transition method provided by ASU 2018-11, and the Company estimates the adoption will result in the recognition of a right-of-use asset and corresponding lease liability for operating leases of approximately $2 billion on the Consolidated Balance Sheets. The Company will elect the package of practical expedients on adoption, which will retain the lease identification, classification and initial direct costs for leases that commenced prior to the adoption date. Additionally, the Company will elect the recognition exemption which allows the Company to not recognize lease assets and lease liabilities on the Consolidated Balance Sheet for leases with an initial term of 12 months or less and to not separate associated lease and non-lease components within a contract as permitted by the standards.
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
3. Divestitures
North American Truckload Operation
In October 2016, pursuant to a Stock Purchase Agreement between the Company and a subsidiary of TransForce Inc. (“TransForce”), the Company divested its North American Truckload operation (formerly known as Con-way Truckload) for a $558 million cash consideration, subject to certain adjustments. For the period from January 1, 2016 through October 26, 2016, these North American Truckload operation generated revenue of $432 million (prior to intercompany eliminations) and operating income of $32 million. The North American Truckload operation was included in the Company’s Transportation segment through the date of sale. As the proceeds from the sale equaled the carrying value (inclusive of goodwill), there was no gain or loss recognized in connection with this divestiture.
4. Segment Reporting and Geographic Information
The Company is organized into two reportable segments: Transportation and Logistics.
In the Transportation segment, the Company provides multiple services to facilitate movements of raw materials, parts and finished goods. The Company accomplishes this by using its proprietary technology, third-party independent carriers and Company-owned transportation assets and service centers. XPO’s transportation services include: freight brokerage, last mile, less-than-truckload (“LTL”), full truckload, global forwarding and managed transportation. Freight brokerage, last mile, global forwarding and managed transportation are all non-asset or asset-light businesses; the LTL and full truckload operations are primarily asset-based.
In the Logistics segment, which we also refer to as supply chain, the Company provides differentiated and data-intensive contract logistics services for customers, including value-added warehousing and distribution, e-commerce fulfillment, cold chain solutions, reverse logistics, packaging and labeling, factory support, aftermarket support, inventory management and personalization services, such as laser etching. In addition, the Logistics segment provides highly engineered, customized solutions and supply chain optimization services, such as volume flow management, predictive analytics and advanced automation.
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
The Company evaluates performance based on the various financial measures of its two reporting segments. The following table identifies selected financial data for the years ended December 31, 2018, 2017 and 2016:

(In millions)	Transportation	Logistics	Corporate	Eliminations	Total
Year Ended December 31, 2018 (1)
Revenue	$11,343	$6,065	$—	$(129)	$17,279
Operating income (loss)	646	216	(158)	—	704
Depreciation and amortization	461	244	11	—	716
Year Ended December 31, 2017 (1)
Revenue	$10,276	$5,229	$—	$(124)	$15,381
Operating income (loss)	547	202	(167)	—	582
Depreciation and amortization	447	203	8	—	658
Year Ended December 31, 2016 (1)
Revenue	$9,976	$4,761	$—	$(118)	$14,619
Operating income (loss)	459	165	(160)	—	464
Depreciation and amortization	456	185	2	—	643

(1)
Certain minor organizational changes were made in 2018 related to the Company’s managed transportation business. Managed transportation previously had been included in the Logistics segment; as of January 1, 2018, it is reflected in the Transportation segment. Prior period information was recast to conform to the current year presentation.

For information regarding revenues generated by geographical area, refer to Note 5—Revenue Recognition.
As of December 31, 2018 and 2017, the Company held long-lived tangible assets outside of the United States of $776 million and $848 million, respectively.
5. Revenue Recognition
Adoption of Topic 606, “Revenue from Contracts with Customers”
On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts that were not completed as of the adoption date. The Company recorded an immaterial adjustment to opening Retained earnings as of January 1, 2018 for the cumulative impact of adoption related to the recognition of in-transit revenue in its Transportation segment. Results for 2018 are presented under Topic 606, while prior periods were not adjusted and are reported under Topic 605 “Revenue Recognition.” The adoption of Topic 606 did not have a material impact on the Consolidated Financial Statements as of the adoption date or for the year ended

December 31, 2018. Under Topic 605, for the Company’s Transportation segment, with the exception of the LTL business, revenue was recognized at the point in time when delivery was complete and the shipping terms of the contract were satisfied.
Disaggregation of Revenues
The Company disaggregates its revenue by geographic area and service offering. The following tables present the Company’s revenue disaggregated by geographical area based on sales office location:

	Year Ended December 31, 2018
(In millions)	Transportation	Logistics	Eliminations	Total
Revenue
United States	$8,055	$2,196	$(19)	$10,232
North America (excluding United States)	274	67	—	341
France	1,496	687	(18)	2,165
United Kingdom	704	1,436	(70)	2,070
Europe (excluding France and United Kingdom)	793	1,584	(18)	2,359
Other	21	95	(4)	112
Total	$11,343	$6,065	$(129)	$17,279

	Year Ended December 31,
(In millions)	2017	2016
Revenue
United States	$9,163	$8,758
North America (excluding United States)	298	322
France	2,006	1,903
United Kingdom	1,799	1,701
Europe (excluding France and United Kingdom)	1,930	1,644
Other	185	291
Total	$15,381	$14,619
The following table presents the Company’s revenue disaggregated by service offering:

(In millions)	Year Ended December 31, 2018
Transportation:
Freight brokerage and truckload	$4,784
LTL	4,839
Last mile (1)	1,065
Managed transportation	462
Global forwarding	338
Transportation eliminations	(145)
Total Transportation segment revenue	11,343
Total Logistics segment revenue	6,065
Intersegment eliminations	(129)
Total revenue	$17,279

(1)	Comprised of the Company’s North American last mile operations.

Contract Balances and Costs
The Company did not have material contract assets, liabilities or costs associated with arrangements with its customers as of December 31, 2018 or December 31, 2017. The Company did not recognize a material amount of revenue during the year ended December 31, 2018 that was deferred as of December 31, 2017. The Company applies the practical expedient in Topic 606 that permits the recognition of incremental costs of obtaining contracts as an expense when incurred, if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in Direct operating expense.
Transaction Price Allocated to Remaining Performance Obligation
On December 31, 2018, the fixed consideration component of the Company’s remaining performance obligation was approximately $1.5 billion, of which the Company expects to recognize approximately 80% over the next three years and the remainder thereafter. Most of the remaining performance obligation relates to the Logistics reportable segment. The Company applies the disclosure exemption in Topic 606 that permits the omission of remaining performance obligations that either: (i) have original expected durations of one year or less, or (ii) contain variable consideration. The Company’s remaining performance obligations related to variable consideration will be satisfied over the remaining tenure of contracts based on the volume of services provided. Remaining performance obligations are estimates made at a point in time and actual amounts may differ from these estimates due to changes in foreign currency exchange rates and contract revisions and terminations.
6. Restructuring Charges
In 2018, management approved a restructuring plan to leverage its resources and existing infrastructure to further streamline its organization. Exit costs primarily consisting of severance were recorded as part of this global initiative. The initiatives are intended to improve the Company’s efficiency and profitability. The following table sets forth the restructuring-related activity:

	Year ended December 31, 2018
(In millions)	Charges Incurred	Payments	Reserve Balance as of December 31, 2018
Severance
Transportation	$12	$(3)	$9
Logistics	6	(1)	5
Corporate	3	(1)	2
Total	$21	$(5)	$16
Restructuring charges in 2018 were $21 million, of which $19 million was recorded in the fourth quarter of 2018. With respect to the $21 million charge, $1 million was recorded in Direct operating expenses and $20 million in SG&A in the Consolidated Statements of Income. The Company expects the majority of the cash outlays under the 2018 approved plan will be substantially complete by the end of 2019.
Prior to 2018, in conjunction with various acquisitions, the Company had initiated severance programs to reduce headcount and improve the Company’s efficiency and profitability. As of December 31, 2017, the reserves remaining under these severance programs were $14 million for the Transportation segment, $5 million for the Logistics segment and $1 million for Corporate. The cash outlays related to the 2017 reserve balance were substantially complete by the end of 2018 with no adjustments to the reserves.

7. Property and Equipment
The following table outlines the Company’s property and equipment:

	December 31,
(In millions)	2018	2017
Property and equipment
Land	$356	$410
Buildings and leasehold improvements	555	558
Vehicles, tractors, trailers and tankers	1,561	1,464
Machinery and equipment	809	648
Computer software and equipment	909	694
	4,190	3,774
Less: accumulated depreciation and amortization	(1,585)	(1,110)
Total property and equipment, net	$2,605	$2,664
Depreciation of property and equipment and amortization of computer software was $546 million, $488 million and $466 million for the years ended December 31, 2018, 2017 and 2016, respectively. Assets represented by capital leases, net of accumulated depreciation, were $296 million and $244 million as of December 31, 2018 and 2017, respectively, and are included primarily in vehicles, tractors, trailers and tankers. Property and equipment acquired through capital leases was $111 million, $145 million and $71 million in 2018, 2017 and 2016, respectively. The net book value of capitalized internally-developed software totaled $263 million and $206 million as of December 31, 2018 and 2017, respectively.
8. Goodwill
The following is a summary of the changes in the gross carrying amounts of goodwill by segment:

(In millions)	Transportation	Logistics	Total
Goodwill as of December 31, 2016 (1)	$2,420	$1,906	$4,326
Impact of foreign exchange translation	107	131	238
Goodwill as of December 31, 2017	2,527	2,037	4,564
Impact of foreign exchange translation	(7)	(90)	(97)
Goodwill as of December 31, 2018	$2,520	$1,947	$4,467

(1)
Certain minor organizational changes were made in 2018 related to the Company’s managed transportation business. Managed transportation’s goodwill previously had been included in the Logistics segment; as of January 1, 2018, it is reflected in the Transportation segment. Prior period information was recast to conform to the current year presentation. This resulted in $69 million of goodwill being reflected in the Transportation segment as of December 31, 2016, previously reflected in the Logistics segment.

9. Intangible Assets
The following table outlines the Company’s identifiable intangible assets:

	December 31, 2018		December 31, 2017
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangibles
Customer relationships	$1,891	$640	$1,924	$494
Trade name	52	52	54	52
Non-compete agreements	16	14	17	14
	$1,959	$706	$1,995	$560

Estimated future amortization expense for amortizable intangible assets for the next five years is as follows:

(In millions)	2019	2020	2021	2022	2023	Thereafter
Estimated amortization expense	$151	$145	$138	$128	$111	$580
Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.
Intangible asset amortization expense recorded in SG&A was $159 million, $164 million and $174 million for the years ended December 31, 2018, 2017 and 2016, respectively.
10. Derivative Instruments
In the normal course of business, the Company is exposed to certain risks arising from business operations and economic factors, including fluctuations in interest rates and foreign currencies. To manage the volatility related to these exposures, the Company uses derivative instruments. The objective of these derivative instruments is to reduce fluctuations in the Company’s earnings and cash flows associated with changes in foreign currency exchange rates and interest rates. These financial instruments are not used for trading or other speculative purposes. Historically, the Company has not incurred, and does not expect to incur in the future, any losses as a result of counterparty default.
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
The following table presents the account on the Consolidated Balance Sheets in which the Company’s derivative instruments have been recognized and the related notional amounts and fair values:

	December 31, 2018
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges:
Cross-currency swap agreements	$1,270	Other long-term assets	$—	Other long-term liabilities	$(81)
Derivatives not designated as hedges:
Foreign currency option contracts	473	Other current assets	7	Other current liabilities	—
Total			$7		$(81)

	December 31, 2017
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges:
Cross-currency swap agreements	$1,304	Other long-term assets	$—	Other long-term liabilities	$(146)
Derivatives not designated as hedges:
Foreign currency option and forward contracts	1,038	Other current assets	2	Other current liabilities	(16)
Total			$2		$(162)
The derivatives are classified as Level 2 within the fair value hierarchy. The derivatives are valued using inputs other than quoted prices, such as foreign exchange rates and yield curves.

The effect of derivative instruments designated as hedges and nonderivatives designated as hedges in the Consolidated Statements of Income for the years ended December 31, 2018, 2017, and 2016 are as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative			Amount of Gain (Loss) Reclassified from AOCI into Net Income		Amount of Gain (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
(In millions)	2018	2017	2016	2018	2017	2018	2017
Derivatives designated as cash flow hedges:
Cross-currency swap agreements	$13	$(21)	$—	$17	$(3)	$1	$—
Interest rate swaps	—	2	5	—	—	—	—
Derivatives designated as net investment hedges:
Cross-currency swap agreements	52	(100)	15	—	—	4	8
Nonderivatives designated as hedges:
Foreign currency denominated notes	—	8	(27)	—	—	—	—
Total	$65	$(111)	$(7)	$17	$(3)	$5	$8
The amounts excluded from effectiveness testing for the cross-currency swap agreements were $2 million and $3 million of loss in AOCI for derivatives designated as cash flow hedges as of December 31, 2018 and 2017, respectively, and $32 million and $44 million of loss in AOCI for derivatives designated as net investment hedges as of December 31, 2018 and 2017, respectively. There were no gains (losses) reclassified out of AOCI into Net income for the year ended December 31, 2016.
The pre-tax gain (loss) recognized in earnings for foreign currency option and forward contracts not designated as hedging instruments was $4 million, $(64) million and $43 million for the years ended December 31, 2018, 2017 and 2016, respectively. These amounts are recorded in Foreign currency loss (gain) in the Consolidated Statements of Income.
Cross-Currency Swap Agreements
In May 2017, the Company entered into certain cross-currency swap agreements to manage the foreign currency exchange risk related to the Company’s international operations by effectively converting the fixed-rate U.S. Dollar (“USD”)-denominated 6.125% senior notes due 2023 (“Senior Notes due 2023”) (see Note 11—Debt), including the associated semi-annual interest payments, to fixed-rate, Euro (“EUR”)-denominated debt. The risk management objective of these transactions is to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies and reduce the variability in the functional currency equivalent cash flows of the Senior Notes due 2023.
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
In 2015, in connection with the issuance of the 6.50% senior notes due 2022 (“Senior Notes due 2022”), the Company entered into certain cross-currency swap agreements to manage the foreign currency exchange risk related to the Company’s international operations by effectively converting a portion of the fixed-rate USD-denominated Senior Notes due 2022, including the associated semi-annual interest payments, to fixed-rate, EUR-denominated debt. The risk management objective of the agreements is to manage the Company’s foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies and reduce the variability in the functional currency equivalent cash flows for a portion of the Senior Notes due 2022. During the term of the swap contracts, the Company will receive semi-annual interest payments in June and December of each year from the counterparties based on USD fixed interest rates, and the Company will make semi-annual interest payments in June and December of each year to the counterparties based on EUR fixed interest rates. At maturity, the Company will repay the original principal amount in EUR and receive the principal amount in USD.
The Company has designated the cross-currency swap agreements as qualifying hedging instruments and is accounting for these as net investment hedges. In the fourth quarter of 2017, and in accordance with the guidance in ASU 2017-12, the Company applied the simplified method of assessing the effectiveness of its net investment hedging relationships. Under this method, for each reporting period, the change in the fair value of the cross-currency swaps is initially recognized in AOCI. The change in the fair value due to foreign exchange remains in AOCI and the initial component excluded from effectiveness testing will initially remain in AOCI and then will be reclassified from AOCI to Interest expense each period in a systematic manner. Cash flows related to the periodic exchange of interest payments for these net investment hedges are included in Operating activities on the Consolidated Statements of Cash Flows.
Additionally, in the fourth quarter of 2017, a portion of the cross-currency swap that hedges the Senior Notes due 2023 was de-designated as a net investment hedge and re-designated with a larger notional amount as a cash flow hedge. This cash flow hedge was entered into to manage the related foreign currency exposure from intercompany loans. The amounts in AOCI related to the net investment hedge at the date of de-designation were recognized as cumulative translation adjustments and will remain in AOCI until the subsidiary is sold or substantially liquidated. For the cash flow hedge, the Company reclassifies a portion of AOCI to Foreign currency loss (gain) to offset the foreign exchange impact in earnings created by the intercompany loans. The Company also amortizes a portion of AOCI to Interest expense related to the initial portion of a loss excluded from the assessment of effectiveness of the cash flow hedge. Cash flows related to this cash flow hedge are included in Financing activities on the Consolidated Statements of Cash Flows.
Hedge of Net Investments in Foreign Operations
In addition to the cross-currency swaps, the Company periodically uses foreign currency denominated notes as nonderivative hedging instruments of its net investments in foreign operations. Prior to their redemption in 2017, the Company had designated the 5.75% senior notes due 2021 (“Senior Notes due 2021”) as a net investment hedge and the gains and losses resulting from the exchange rate adjustments to the designated portion of the foreign currency denominated notes were recorded in AOCI to the extent that the foreign currency denominated notes are effective in hedging the designated risk. As of December 31, 2018 and 2017, there is no amount of Long-term debt on the Consolidated Balance Sheets that is designated as a net investment hedge of its investments in international subsidiaries that use the EUR as their functional currency. The amount recognized in AOCI during the period that the Senior Notes due 2021 were designated as a net investment hedge remains in AOCI as of December 31, 2018 and will remain in AOCI until the subsidiary is sold or substantially liquidated. The Company does not expect amounts that are currently deferred in AOCI to be reclassified to income over the next 12 months.
Interest Rate Hedging
In 2018, the Company utilized a short-term interest rate swap to mitigate variability in forecasted interest payments on the Company’s senior secured term loan credit agreement, as amended (the “Term Loan Facility”). The interest rate swap converted a floating rate interest payment into a fixed rate interest payment. The Company designated the interest rate swap as a qualifying hedging instrument and accounted for this derivative as a cash flow hedge. The interest rate swap matured in August 2018.
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
Foreign Currency Option and Forward Contracts
In order to mitigate the currency translation risk that results from converting the financial statements of the Company’s international operations, which primarily use the EUR and British pound sterling (“GBP”) as their functional currency, the Company uses foreign currency option and forward contracts. Additionally, the Company may use foreign currency forward contracts to mitigate the foreign currency exposure from intercompany loans. The foreign currency contracts were not designated as qualifying hedging instruments as of December 31, 2018 or 2017. The contracts are not speculative; rather, they are used to manage the Company’s exposure to foreign currency exchange rate fluctuations. The contracts expire in 12 months or less. Gains or losses on the contracts are recorded in Foreign currency loss (gain) in the Consolidated Statements of Income. In 2018, the Company changed its policy related to the cash flow presentation of foreign currency option contracts, as the Company believes cash receipts and payments related to economic hedges should be classified based on the nature and purpose for which those derivatives were acquired and, given that the Company did not elect to apply hedge accounting to these derivatives, the Company believes it is preferable to reflect these cash flows as Investing activities. Previously, these cash flows were reflected within Operating activities. Net cash used by investing activities for the year ended December 31, 2018 included $21 million of cash usage related to these foreign currency option contracts. Prior years’ impacts were not material. With this change in presentation, all cash flows related to the foreign currency contracts are included in Investing activities on the Consolidated Statements of Cash Flows.
11. Debt
The following table summarizes the Company’s debt:

	December 31, 2018		December 31, 2017

(In millions)	Principal Balance	Carrying Value	Principal Balance	Carrying Value
ABL facility	$—	$—	$100	$100
Term loan facility	1,503	1,474	1,494	1,456
6.125% Senior Notes due 2023	535	529	535	528
6.50% Senior Notes due 2022	1,200	1,190	1,600	1,583
6.70% Senior Debentures due 2034	300	205	300	203
Trade securitization program	283	281	303	299
Unsecured credit facility	250	246	—	—
Asset financing and other	55	55	104	105
Capital leases for equipment	289	289	248	248
Total debt	4,415	4,269	4,684	4,522
Short-term borrowings and current maturities of long-term debt	371	367	104	104
Long-term debt	$4,044	$3,902	$4,580	$4,418
The fair value of the debt as of December 31, 2018 was $4,305 million, of which $2,020 million was classified as Level 1 and $2,285 million was classified as Level 2 in the fair value hierarchy. The fair value of the debt as of December 31, 2017 was $4,816 million, of which $2,647 million was classified as Level 1 and $2,169 million was classified as Level 2. The Level 1 debt was valued using quoted prices in active markets. The Level 2 debt was valued using bid evaluation pricing models or quoted prices of securities with similar characteristics. The fair value of the asset financing arrangements approximates carrying value, since the debt is primarily issued at a floating rate, may be prepaid any time at par without penalty, and the remaining life is short-term in nature.

The following table outlines the Company’s principal payment obligations on debt (excluding capital leases) for the next five years and thereafter:

(In millions)	2019	2020	2021	2022	2023	Thereafter
Principal payments on debt	$322	$259	$3	$1,201	$536	$1,805
ABL Facility
In October 2015, the Company entered into the Second Amended and Restated Revolving Loan Credit Agreement (the “ABL Facility”) among XPO and certain of XPO’s U.S. and Canadian wholly owned subsidiaries, as borrowers, the other credit parties from time to time party thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc. (“MSSF”), as agent for such lenders. The ABL Facility, which replaced XPO’s then-existing Amended Credit Agreement, provides commitments of up to $1.0 billion and matures on October 30, 2020. Up to $350 million of the ABL Facility is available for issuance of letters of credit, and up to $50 million of the ABL Facility is available for swing line loans. Total unamortized debt issuance costs related to the ABL Facility classified in Other long-term assets as of December 31, 2018 and 2017 were $4 million and $6 million, respectively.
Availability on the ABL Facility is equal to the borrowing base less advances and outstanding letters of credit. The borrowing base includes a fixed percentage of: (i) eligible U.S. and Canadian accounts receivable; plus (ii) any eligible U.S. and Canadian rolling stock and equipment. As of December 31, 2018, the borrowing base was $934 million and availability was $704 million, after considering outstanding letters of credit of $230 million. A maximum of 20% of the borrowing base can be attributable to the equipment and rolling stock in the aggregate. As of December 31, 2018, the Company was in compliance with the ABL Facility’s financial covenants.
The ABL Facility is secured on a first lien basis by the assets of the credit parties which constitute ABL Facility priority collateral and on a second lien basis by certain other assets.  ABL Facility priority collateral consists primarily of U.S. and Canadian accounts receivable, as well as any U.S. and Canadian rolling stock and equipment included by XPO in the borrowing base. The Company’s borrowings under the ABL Facility will bear interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) or a Base Rate, as defined in the agreement, plus an applicable margin of 1.50% to 2.00%, in the case of LIBOR loans, and 0.50% to 1.00%, in the case of Base Rate loans. The ABL Facility contains representations and warranties, affirmative and negative covenants and events of default customary for agreements of this nature.
Among other things, the covenants in the ABL Facility limit the Company’s ability to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make certain investments and restricted payments; and enter into certain transactions with affiliates. In certain circumstances, such as if availability is below certain thresholds, the ABL Facility also requires the Company to maintain a Fixed Charge Coverage Ratio (as defined in the ABL Facility) of not less than 1.00. As of December 31, 2018, the Company was compliant with this financial covenant. If the Company defaults on one or more covenants under the ABL Facility and continues to default, the commitments may be terminated and the principal amount outstanding, together with all accrued unpaid interest and other amounts owed, may be declared immediately due and payable. Certain subsidiaries acquired by the Company in the future may be excluded from some of the covenant restrictions.
Term Loan Facility
In October 2015, XPO entered into a Senior Secured Term Loan Credit Agreement (the “Term Loan Credit Agreement”) that provided for a single borrowing of $1.6 billion. The Term Loan Credit Agreement was issued at an original issue discount of $32 million.
In February 2018, the Company entered into a Refinancing Amendment (Amendment No. 3 to the Credit Agreement) (the “Third Amendment”), by and among XPO, its subsidiaries signatory thereto, as guarantors, the lenders party thereto and MSSF, in its capacity as administrative agent, amending that certain Senior Secured Term Loan Credit Agreement, dated as of October 30, 2015 (as amended, amended and restated, supplemented or otherwise modified, including by that certain Incremental and Refinancing Amendment (Amendment No. 1 to the Credit Agreement), dated as of August 25, 2016, and by that certain Refinancing Amendment (Amendment No. 2 to the Credit Agreement), dated March 10, 2017, the “Term Loan Credit Agreement”).

Pursuant to the Third Amendment, the outstanding $1,494 million principal amount of term loans under the Term Loan Credit Agreement (the “Former Term Loans”) were replaced with $1,503 million in aggregate principal amount of new term loans (the “Present Term Loans”). The Present Term Loans have substantially similar terms as the Former Term Loans, except with respect to the interest rate and maturity date applicable to the Present Term Loans, prepayment premiums in connection with certain voluntary prepayments and certain other amendments to the restrictive covenants. Proceeds from the Present Term Loans were used to refinance the Former Term Loans and to pay interest, fees and expenses in connection therewith.
The interest rate margin applicable to the Present Term Loans was reduced from 1.25% to 1.00%, in the case of base rate loans, and from 2.25% to 2.00%, in the case of LIBOR loans (with the LIBOR floor remaining at 0.0%). The interest rate on the Present Term Loans was 4.51% as of December 31, 2018. The Present Term Loans will mature on February 23, 2025. The refinancing resulted in a debt extinguishment charge of $10 million, which was recognized in 2018.
In March 2017, the Company entered into a Refinancing Amendment (Amendment No. 2 to the Credit Agreement) (the “Second Amendment”), by and among XPO, its subsidiaries signatory thereto, as guarantors, the lenders party thereto and MSSF, in its capacity as administrative agent (the “Administrative Agent”), amending the Senior Secured Term Loan Credit Agreement dated as of October 30, 2015 (as amended, amended and restated, supplemented or otherwise modified, including by the Incremental and Refinancing Amendment (Amendment No. 1 to the Credit Agreement) (the “First Amendment”), dated as of August 25, 2016, the “Term Loan Credit Agreement.)”
Pursuant to the Second Amendment, the outstanding $1,482 million principal amount of term loans under the Term Loan Credit Agreement (the “Existing Term Loans”) were replaced with $1,494 million in aggregate principal amount of new term loans (the “Current Term Loans”). The Current Term Loans have substantially similar terms as the Existing Term Loans, other than the applicable interest rate and prepayment premiums in respect to certain voluntary prepayments. Proceeds from the Current Term Loans were used primarily to refinance the Existing Term Loans and to pay interest, fees and expenses in connection therewith.
The interest rate margin applicable to the Current Term Loans was reduced from 2.25% to 1.25%, in the case of base rate loans, and from 3.25% to 2.25%, in the case of LIBOR loans and the LIBOR floor was reduced from 1.0% to 0%. The refinancing resulted in a debt extinguishment charge of $8 million in 2017.
In August 2016, the Company entered into a Refinancing Amendment (the “First Amendment”), pursuant to which the outstanding $1,592 million principal amount of term loans under the Term Loan Credit Agreement (the “Old Term Loans”) were replaced with a like aggregate principal amount of new term loans (the “New Term Loans”). The New Term Loans have substantially similar terms as the Old Term Loans, other than the applicable interest rate and prepayment premiums in respect to certain voluntary prepayments. Of the $1,592 million of term loans that were refinanced, $1,197 million were exchanged and represent a non-cash financing activity. The interest rate margin applicable to the New Term Loans was reduced from 3.50% to 2.25%, in the case of base rate loans, and from 4.50% to 3.25%, in the case of LIBOR loans. In connection with this refinancing, various lenders exited the syndicate and the Company recognized a debt extinguishment loss of $18 million in 2016.
In addition, pursuant to the First Amendment, the Company borrowed $400 million of Incremental Term B-1 Loans (the “Incremental Term B-1 Loans”) and an additional $50 million of Incremental Term B-2 Loans (the “Incremental Term B-2 Loans”). The New Term Loans, Incremental Term B-1 Loans and Incremental Term B-2 Loans all have identical terms, other than with respect to the original issue discounts, and will mature on October 30, 2021.
Commencing with the fiscal year ending December 31, 2016, the Company must prepay an aggregate principal amount of the Term Loan Facility equal to (a) 50% of Excess Cash Flow, as defined in the agreement, if any, for the most recent fiscal year ended, minus (b) the sum of (i) all voluntary prepayments of loans during such fiscal year and (ii) all voluntary prepayments of loans under the ABL Facility or any other revolving credit facilities during such fiscal year to the extent accompanied by a corresponding permanent reduction in the commitments under the credit agreement or any other revolving credit facilities in the case of each of the immediately preceding clauses (i) and (ii), to the extent such prepayments are funded with internally generated cash flow, as defined in the agreement; provided, further, that (x) the Excess Cash Flow percentage shall be 25% if the Consolidated Secured Net Leverage Ratio of Borrower, as defined in the agreement, for the fiscal year was less than or equal to 3.00:1.00 and greater than 2.50:1.00, and (y) the Excess Cash Flow percentage shall be 0% if the Company’s Consolidated Secured Net Leverage Ratio for the fiscal year was less than or equal to 2.50:1.00. The remaining principal is due at maturity. As of December 31, 2018, the Company’s Consolidated Secured Net Leverage Ratio was less than 2.50:1.00; therefore, no excess cash payment was required.
Senior Notes
In July 2018, the Company redeemed $400 million of the then $1.6 billion outstanding Senior Notes due 2022 that were originally issued in 2015. The redemption price for the Senior Notes due 2022 was 103.25% of the principal amount, plus accrued and unpaid interest up to, but excluding, the date of redemption. The redemption was primarily funded using proceeds from the settlement of the forward sale agreements, described in Note 13—Stockholders’ Equity. In connection with the redemption, we recognized a loss on debt extinguishment of $17 million in 2018.
In December 2017, the Company redeemed all of its outstanding senior notes due June 2021 (the “Senior Notes due 2021”) that were originally issued in 2015. The redemption price for the Senior Notes due 2021 was 102.875% of the principal amount, plus accrued and unpaid interest up to, but excluding, the date of redemption. The redemption was funded using cash on hand at the date of the redemption. The loss on debt extinguishment of $23 million was recognized in 2017.
In August 2017, the Company redeemed all of its outstanding 7.25% senior notes due 2018 (“Senior Notes due 2018”). The Senior Notes due 2018 were assumed in connection with the Company’s 2015 acquisition of Con-way, Inc. (“Con-way”). The redemption price for the Senior Notes due 2018 was 102.168% of the principal amount, plus accrued and unpaid interest up to, but excluding, the date of redemption. The redemption was funded using cash on hand at the date of the redemption. The loss on debt extinguishment of $5 million was recognized in 2017.
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
Senior Debentures
In conjunction with the Company’s acquisition of Con-way, the Company assumed Con-way’s 6.70% Senior Debentures due 2034 (the “Senior Debentures”) with an aggregate principal amount of $300 million. The Senior Debentures bear interest payable semiannually, in cash in arrears, and mature on May 1, 2034. In accordance with ASC 805 “Business Combinations,” the Senior Debentures were recorded at fair value on the acquisition date, resulting in a fair value discount of $101 million on October 30, 2015. Including amortization of the fair value adjustment, interest expense on the Senior Debentures is recognized at an annual effective interest rate of 10.96%.
Convertible Senior Notes
The Convertible Senior Notes bore interest payable semi-annually, in cash in arrears, and matured on October 1, 2017.
During the year ended December 31, 2017, the Company issued an aggregate of approximately three million shares of the Company’s common stock to certain holders of the Convertible Senior Notes in connection with the conversion of the Convertible Senior Notes. The conversions were allocated to long-term debt and equity in the amounts of $49 million and $50 million, respectively. A loss on conversion of $1 million was recorded as part of these transactions. Certain of these transactions represented induced conversions pursuant to which the Company paid the holder a market-based premium in cash. The negotiated market-based premiums, in addition to the difference between the current fair value and the book value of the Convertible Senior Notes, were reflected in interest expense.
Trade Securitization Program
In October 2017, XPO Logistics Europe SA (“XPO Logistics Europe”), in which the Company holds an 86.25% controlling interest, entered into a European trade receivables securitization program for a term of three years co-arranged by Crédit Agricole and HSBC. Under the terms of the program, XPO Logistics Europe, or one of its wholly-owned subsidiaries in the United Kingdom or France, sells trade receivables to XPO Collections Designated Activity Company Limited (“XCDAL”), a wholly-owned bankruptcy remote special purpose entity of XPO Logistics Europe. The receivables are funded by senior variable funding notes denominated in the same currency as the corresponding receivables. XCDAL is considered a variable interest entity and it is consolidated by XPO Logistics Europe based on its control of the entity’s activities. The receivables balance under this program are reported as Accounts receivable in the Company’s Consolidated Balance Sheets and the related notes are included in the Company’s Long-term debt.
The receivables securitization program provides additional liquidity to fund XPO Logistics Europe’s operations. The receivables securitization program contains representations and warranties, affirmative and negative covenants, termination events, events of default, indemnities and other obligations on the part of XPO Logistics Europe, certain of its subsidiaries and XCDAL, which are customary for transactions of this nature.
In the first quarter of 2018, the aggregate maximum amount available under the program was increased from €270 million to €350 million (approximately $401 million as of December 31, 2018). The weighted-average interest rate as of December 31, 2018 was 1.09%. Charges for administrative fees and commitment fees, the latter of which is based on a percentage of the unused amounts available, were not material to the Company’s results of operations for the years ended December 31, 2018 and 2017. Additionally, in the fourth quarter of 2018, the program was amended and a portion of the receivables transferred from XCDAL are now accounted for as sales, see Note 2—Basis of Presentation and Significant Accounting Policies. As of December 31, 2018, the remaining borrowing capacity, which considers receivables that are collateral for the notes as well as receivables which have been sold, was $0.
Unsecured Credit Facility
In December 2018, the Company entered into a $500 million unsecured credit agreement (“Unsecured Credit Agreement”) with Citibank, N.A., which matures on December 23, 2019. As of December 31, 2018, the Company had borrowed $250 million under the Unsecured Credit Agreement. The Company made a second borrowing of $250 million in January 2019. The Company used the proceeds of both borrowings to finance a portion of its share repurchases as described in Note 13—Stockholders’ Equity. The Company’s borrowings under the Unsecured Credit Agreement will initially bear interest at a rate equal to LIBOR or Alternate Base Rate (“ABR”) plus an applicable margin of 3.50%, in the case of LIBOR loans, and 2.50% in the case of ABR loans. The margin is subject to two increases, of 50 basis points each, if any amounts remain outstanding under the Unsecured Credit Agreement on certain dates. The interest rate on outstanding borrowings as of December 31, 2018 was 6.01%.
Asset Financing
The asset financing arrangements are unsecured and are used to purchase trucks in Europe. The financing arrangements are denominated in USD, EUR, GBP and Romanian New Lei, with primarily floating interest rates. As of December 31, 2018, interest rates on asset financing range from 0.53% to 4.97%, with a weighted average interest rate of 1.47%, and initial terms range from five years to 10 years.
12. Employee Benefit Plans
Defined Benefit Pension Plans
The Company maintains defined benefit pension plans for certain employees in the United States. These pension plans include qualified plans (the “U.S. Qualified Plans”) that are eligible for certain beneficial treatment under the Internal Revenue Code (“IRC”), as well as non-qualified plans that do not meet the IRC criteria. The Company’s non-qualified defined benefit pension plans (collectively, the “U.S. Non-Qualified Pension Plans” and together with the U.S. Qualified Plans, the “U.S. Plans”) consist mostly of a primary non-qualified supplemental defined benefit pension plan and provide additional benefits for certain employees who are affected by IRC limitations on compensation eligible for benefits available under the qualified plans. Additionally, the Company maintains a separate defined benefit pension plan for certain employees in the United Kingdom (the “U.K. Plan”).
The Company also maintains defined benefit pension plans for certain of its foreign subsidiaries. These international defined benefit pension plans are excluded from the disclosures below due to their immateriality. Both the U.S. Plans and U.K. Plan do not allow for new plan participants or additional benefit accruals.
During 2017, the Company offered eligible former employees who had not yet commenced receiving their pension benefit an opportunity to receive a lump sum payout of their vested pension benefit. On December 1, 2017, in connection with this offer, one of the Company’s pension plans paid $142 million from pension plan assets to those who accepted this offer, thereby reducing its pension benefit obligations. The transaction had no cash impact on the Company but did result in a non-cash pre-tax pension settlement gain of $1 million. As a result of the lump sum payout, the Company re-measured the funded status of its pension plan as of the settlement date. To calculate this pension settlement gain, the Company utilized a discount rate of 4.35% through the measurement date and 3.83% thereafter.
Defined benefit pension plan obligations are measured based on the present value of projected future benefit payments for all participants for services rendered to date. The projected benefit obligation is a measure of benefits attributed to service to date, assuming that the plan continues in effect and that estimated future events (including turnover and mortality) occur. The net periodic benefit costs are determined using assumptions regarding the projected benefit obligation and the fair value of plan assets as of the beginning of the year. Net periodic benefit costs are recorded in Other expense (income) in the Consolidated Statements of Income. The funded status of the defined benefit pension plans, which represents the difference between the projected benefit obligation and the fair value of plan assets, is calculated on a plan-by-plan basis.
Funded Status of Defined Benefit Pension Plans
The following tables provide a reconciliation of the changes in the plans’ projected benefit obligations as of December 31:

	U.S. Qualified Plans		U.S. Non-Qualified Plans		U.K. Plan
(In millions)	2018	2017	2018	2017	2018	2017
Projected benefit obligation at beginning of year	$1,743	$1,745	$78	$74	$1,305	$1,235
Interest cost	57	74	2	3	28	34
Plan amendment	—	—	—	—	19	—
Actuarial (gain) loss	(142)	128	(5)	6	(62)	(23)
Benefits paid	(69)	(62)	(5)	(5)	(56)	(60)
Settlement	—	(142)	—	—	—	—
Foreign currency exchange rate changes	—	—	—	—	(70)	119
Projected benefit obligation at end of year (1)	$1,589	$1,743	$70	$78	$1,164	$1,305

(1)	At the end of each year presented, the accumulated benefit obligations for the plans are equal to the projected benefit obligations.
The U.S. Qualified Plans and U.K. Plan realized actuarial gains of $142 million and $62 million, respectively, in 2018. In the U.S. Qualified Plans, the gain was a result of assumption changes, including an increase in the discount rate based on a December 31, 2018 reference yield curve and the use of an updated mortality projection scale for plan participants. In the U.K. Plan, the gain was a result of changes in actuarial assumptions, including an increase in the discount rate based on a December 31, 2018 reference yield curve, an increase in inflation assumptions and the use of an updated mortality projection scale for plan participants.

The following tables provide a reconciliation of the changes in the fair value of plan assets as of December 31:

	U.S. Qualified Plans		U.S. Non-Qualified Plans		U.K. Plan
(In millions)	2018	2017	2018	2017	2018	2017
Fair value of plan assets at beginning of year	$1,764	$1,700	$—	$—	$1,390	$1,207
Actual return on plan assets	(113)	268	—	—	(35)	109
Employer contributions	—	—	5	5	3	13
Benefits paid	(69)	(62)	(5)	(5)	(56)	(60)
Settlement	—	(142)	—	—	—	—
Foreign currency exchange rate changes	—	—	—	—	(75)	121
Fair value of plan assets at end of year	$1,582	$1,764	$—	$—	$1,227	$1,390
The following table provides the funded status of the plans as of December 31:

	U.S. Qualified Plans		U.S. Non-Qualified Plans		U.K. Plan
(In millions)	2018	2017	2018	2017	2018	2017
Funded status:
Funded status at end of year	$(7)	$21	$(70)	$(78)	$63	$85
Funded status recognized in balance sheet:
Long-term assets	$—	$21	$—	$—	$63	$85
Current liabilities	—	—	(5)	(6)	—	—
Long-term liabilities	(7)	—	(65)	(72)	—	—
Net amount recognized	$(7)	$21	$(70)	$(78)	$63	$85
Plans with projected and accumulated benefit obligation in excess of plan assets:
Projected and accumulated benefit obligation	$1,589	$—	$70	$78	$—	$—
Fair value of plan assets	1,582	—	—	—	—	—
The following table provides amounts included in AOCI that have not yet been recognized in net periodic benefit expense as of December 31:

	U.S. Qualified Plans		U.S. Non-Qualified Plans		U.K. Plan
(In millions)	2018	2017	2018	2017	2018	2017
Actuarial (loss) gain	$(50)	$13	$(3)	$(8)	$5	$44
Prior-service credit	—	—	—	—	19	39
AOCI	$(50)	$13	$(3)	$(8)	$24	$83

The following table sets forth the amount of net periodic benefit cost and amounts recognized in Other comprehensive (loss) income for the years ended December 31:

	U.S. Qualified Plans			U.S. Non-Qualified Plans			U.K. Plan
(In millions)	2018	2017	2016	2018	2017	2016	2018	2017	2016
Net periodic benefit (income) expense:
Interest cost	$57	$74	$76	$2	$3	$3	$28	$34	$41
Expected return on plan assets	(92)	(93)	(88)	—	—	—	(67)	(60)	(59)
Amortization of prior-service credit	—	—	—	—	—	—	(2)	(1)	(1)
Recognized AOCI loss due to settlements	—	(1)	—	—	—	—	—	—	—
Net periodic benefit (income) expense	$(35)	$(20)	$(12)	$2	$3	$3	$(41)	$(27)	$(19)
Amounts recognized in Other comprehensive (loss) income
Actuarial loss (gain)	$63	$(47)	$11	$(5)	$6	$3	$40	$(72)	$29
Prior-service cost	—	—	—	—	—	—	19	—	(42)
Reclassification of recognized AOCI gain due to settlements	—	1	—	—	—	—	—	—	—
Reclassification of prior-service credit to net periodic benefit (income) expense	—	—	—	—	—	—	2	1	1
Loss (gain) recognized in Other comprehensive (loss) income	$63	$(46)	$11	$(5)	$6	$3	$61	$(71)	$(12)
The following table outlines the weighted-average assumptions used to determine the net periodic benefit costs and benefit obligations for the year ended December 31:

	U.S. Qualified Plans			U.S. Non-Qualified Plans			U.K. Plan
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Discount rate - net periodic benefit costs	3.14% - 3.38%	3.83% - 4.35%	4.65%	2.84% - 3.21%	4.35%	4.65%	2.21%	2.70%	3.75%
Discount rate - benefit obligations	4.18% - 4.39%	3.55% - 3.71%	4.35%	3.93% - 4.28%	3.21% - 3.60%	4.35%	2.85%	2.53%	2.70%
Expected long-term rate of return on plan assets	3.00% - 5.40%	2.35% - 5.65%	5.58%	N/A	N/A	N/A	4.95%	5.00%	5.40%
No rate of compensation increase was assumed as the plans are frozen to additional participant benefit accruals.
In 2018, the Company changed how it estimates the interest cost component of net periodic cost for its U.S. and U.K. pension benefit plans. Previously, the Company estimated the interest cost component utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation. The new estimate utilizes a full yield curve approach in the estimation of this component by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to each of the underlying projected cash flows based on time until payment. The new estimate provides a more precise measurement of interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates. The change does not affect the measurement of the Company’s U.S. and U.K. pension benefit obligation and has been accounted for as a change in accounting estimate and thus applied prospectively.

Expected benefit payments for the defined benefit pension plans are summarized below. These estimates are based on assumptions about future events. Actual benefit payments may vary from these estimates.

(In millions)	U.S. Qualified Plans	U.S. Non-Qualified Plans	U.K. Plan
Year ending December 31:
2019	$80	$5	$40
2020	83	5	41
2021	87	5	43
2022	89	5	45
2023	92	5	46
2024-2028	492	25	257
Plan Assets
U.S. Qualified Plans
Assets of the U.S. Qualified Plans are segregated from those of the Company and are managed pursuant to a long-term liability-driven asset allocation strategy that seeks to mitigate the funded status volatility by increasing exposure to fixed income investments over time. This strategy was developed by analyzing a variety of diversified asset-class combinations in conjunction with the projected liabilities.
The current investment strategy is to achieve an investment mix of approximately 82% in fixed income securities and 18% of investments in equity securities. The current fixed income allocation consists primarily of domestic fixed income and targets to hedge 90% of domestic projected liabilities. The target allocations for equity securities include 56% in U.S. equities and 44% in non-U.S. equities. Investments in equity and fixed income securities consist of individual securities held in managed separate accounts, as well as commingled investment funds. The investment strategy does not include a meaningful long-term investment allocation to cash and cash equivalents; however, the cash allocation may rise periodically in response to timing considerations regarding contributions, investments, and the payment of benefits and eligible plan expenses. The Company periodically evaluates its defined benefit plans’ asset portfolios for the existence of significant concentrations of risk. Types of investment concentration risks that are evaluated include, but are not limited to, concentrations in a single entity, industry, foreign country or individual fund manager. As of December 31, 2018, there were no significant concentrations of risk in the Company’s defined benefit plan assets.
The investment policy does not allow investment managers to use market-timing strategies or financial derivative instruments for speculative purposes. However, financial derivative instruments are used to manage risk and achieve stated investment objectives regarding duration, yield curve, credit, foreign exchange and equity exposures. Generally, the investment managers are prohibited from short selling, trading on margin, and trading commodities, warrants or other options, except when acquired as a result of the purchase of another security, or in the case of options, when sold as part of a covered position.
The assumption of between 3.00% and 5.40% for the overall expected long-term rate of return on plan assets in 2018 was developed using asset allocation and return expectations. The return expectations are created using long-term historical and expected returns and current market expectations for inflation, interest rates and economic growth.
U.K. Plan
The U.K. Plan’s assets are segregated from those of the Company and invested by trustees, which include Company representatives, with the goal of meeting the U.K. Plan’s projected future pension liabilities. The trustees’ investment objectives are to meet the performance target set in the deficit recovery plan of the U.K. Plan in a risk-controlled framework. The actual asset allocations of the U.K. Plan are in line with the target asset allocations. The implied target asset allocation of the U.K. Plan consists of 56% matching assets (U.K. gilts and cash) and 44% growth assets (consisting of a range of pooled funds investing in structured equities, illiquid credit, dynamic asset allocation, high yield bonds, multi-asset credit and asset-backed securities). The target asset allocations of the U.K. Plan include acceptable ranges for each asset class.
The dynamic asset allocation and multi-asset credit funds invest dynamically across multiple asset classes with the aim of providing a diversified exposure to markets. Collateral consist of U.K. fixed-interest gilts, index-linked gilts and cash, which are used to back derivative positions that hedge the sensitivity of the liabilities to changes in interest rates and inflation. On the U.K. Plan Actuary’s Technical Provisions funding basis, approximately 95% of the liability interest rate sensitivity and 112% of the liability inflation sensitivity were hedged as of December 31, 2018. The expected long-term rate of return on plan assets in 2018 was 4.95%. The approach to determine the expected long-term rate of return on plan assets is consistent with the one used for the U.S. Plans.
The following tables set forth the fair values of investments held in the pension plans by major asset category as of December 31, 2018 and 2017, as well as the percentage that each asset category comprises of total plan assets:

(Dollars in millions)	December 31, 2018
Asset category (U.S. Qualified Plans)	Level 1	Level 2	Not Subject to Leveling (1)	Total	Percentage of Plan Assets
Cash and cash equivalents
Short-term investment fund	$—	$—	$37	$37	2.3%
Equity:
U.S. large companies	—	—	107	107	6.8%
U.S. small companies	25	—	—	25	1.6%
International	59	—	60	119	7.5%
Fixed income securities:
Global long-term debt instruments	223	1,063	8	1,294	81.8%
Derivatives	1	(1)	—	—	—%
Total U.S. Plan assets	$308	$1,062	$212	$1,582	100.0%

Asset category (U.K. Plan)
Cash and cash equivalents	$57	$—	$—	$57	4.6%
Fixed income securities	—	615	363	978	79.7%
Derivatives	—	5	26	31	2.6%
Hedge funds (2)	—	—	38	38	3.1%
Diversified multi-asset funds:
Dynamic asset allocation	—	—	123	123	10.0%
Total U.K. Plan assets	$57	$620	$550	$1,227	100.0%

(1)
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

(2)
The fair value of the fund is based on the fair value of the underlying assets, substantially all of which is invested in the York Credit Opportunities Master Fund, L.P., an exempted limited partnership formed under the laws of the Cayman Islands. The fund offers very limited liquidity with redemption only allowed on anniversary of investment with 60 days’ prior notice.

(Dollars in millions)	December 31, 2017
Asset category (U.S. Qualified Plans)	Level 1	Level 2	Not Subject to Leveling (1)	Total	Percentage of Plan Assets
Cash and cash equivalents
Short-term investment fund	$—	$—	$25	$25	1.4%
Equity:
U.S. large companies	189	49	101	339	19.2%
U.S. small companies	37	—	—	37	2.1%
International	79	—	82	161	9.1%
Fixed income securities:
Global long-term debt instruments	171	940	87	1,198	68.0%
Derivatives	1	3	—	4	0.2%
Total U.S. Plan assets	$477	$992	$295	$1,764	100.0%

Asset category (U.K. Plan)
Cash and cash equivalents	$65	$—	$—	$65	4.6%
Fixed income securities	—	371	293	664	47.8%
Derivatives	—	13	54	67	4.9%
Hedge funds (2)	—	—	42	42	3.0%
Diversified multi-asset funds:
Risk parity	—	—	275	275	19.8%
Dynamic asset allocation	—	—	277	277	19.9%
Total U.K. Plan assets	$65	$384	$941	$1,390	100.0%

(1)
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

(2)
The fair value of the fund is based on the fair value of the underlying assets, substantially all of which is invested in the York Credit Opportunities Master Fund, L.P., an exempted limited partnership formed under the laws of the Cayman Islands. The fund offers very limited liquidity with redemption only allowed on anniversary of investment with 60 days’ prior notice.

For the periods ended December 31, 2018 and 2017, the Company had no investments held in the pension plans within Level 3 of the fair value hierarchy. There was no XPO common stock held in plan assets as of December 31, 2018 or 2017. The U.S. Non-Qualified Pension Plans are unfunded.
Funding
The Company’s funding practice is to evaluate its tax and cash position, as well as the funded status of its plans, in determining its planned contributions. The Company estimates that it will contribute $5 million to its U.S. Non-Qualified Plans and $3 million to its U.K. Plan in 2019; however, this could change based on variations in interest rates, asset returns and other factors.
Defined Contribution Retirement Plans
The Company’s cost for defined contribution retirement plans in 2018, 2017 and 2016 was $66 million, $62 million and $59 million, respectively.
Postretirement Medical Plan
The Company sponsors a postretirement medical plan that provides health benefits to certain non-contractual employees who are at least 55 years of age with at least 10 years of service (the “Postretirement Plan”). The

Postretirement Plan does not provide employer-subsidized retiree medical benefits for employees hired on or after January 1, 1993.
Funded Status of Postretirement Medical Plan
The following sets forth the changes in the benefit obligation and the determination of the amounts recognized on the Consolidated Balance Sheets for the Postretirement Plan:

	As of December 31,
(In millions)	2018	2017
Projected benefit obligation at beginning of year	$40	$51
Interest cost on projected benefit obligation	1	2
Actuarial gain	(5)	(9)
Participant contributions	2	2
Benefits paid	(4)	(6)
Projected and accumulated benefit obligation at end of year	$34	$40
Funded status of the plan	$(34)	$(40)
Amounts recognized in the balance sheet consist of:
Current liabilities	$(3)	$(3)
Long-term liabilities	(31)	(37)
Net amount recognized	$(34)	$(40)
Discount rate assumption as of December 31	4.21%	3.52%
The following table provides amounts included in AOCI that have not yet been recognized in net periodic benefit expense as of December 31:

(In millions)	2018	2017
Actuarial gain (loss)	$12	$8
AOCI	$12	$8
Net Periodic Benefit Expense for Postretirement Medical Plan
Net periodic benefit expense includes the following components:

	Years Ended December 31,
(In millions, except discount rate)	2018	2017	2016
Net periodic benefit expense:
Service cost - benefits earned during the year	$1	$—	$1
Interest cost on projected benefit obligation	1	2	2
Amortization of actuarial gain	(1)	—	—
Net periodic benefit expense	$1	$2	$3
Discount rate assumption used to calculate interest cost	3.11% - 3.67%	3.90%	4.20%

Expected benefit payments, which reflect expected future service, as appropriate, are summarized below. These estimates are based on assumptions about future events. Actual benefit payments may vary from these estimates.

(In millions)	Benefit Payments
Year ending December 31:
2019	$3
2020	3
2021	3
2022	3
2023	3
2024-2028	14
13. Stockholders’ Equity
Pursuant to the Company’s Certificate of Incorporation, the Board of Directors may establish one or more series of preferred stock. Other than the Series A Convertible Perpetual Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), no shares of preferred stock are currently outstanding.
Series A Convertible Perpetual Preferred Stock and Warrants
In 2011, the Company issued to certain investors, for $75 million in cash: (i) an aggregate of 75,000 shares of the Series A Preferred Stock with an initial liquidation preference of $1,000 per share, which are convertible into shares of Company common stock at a conversion price of $7.00 per common share (subject to customary anti-dilution adjustments), and (ii) warrants exercisable for shares of Company common stock at an initial exercise price of $7.00 per common share (subject to customary anti-dilution adjustments) (the “Warrants”). As of December 31, 2018, the outstanding Series A Preferred Stock is convertible into 10 million shares of Company common stock and there are outstanding Warrants exercisable for an aggregate of 10 million shares of Company common stock. The Series A Preferred Stock ranks, with respect to dividend rights and rights upon liquidation, winding-up or dissolution of the Company, senior to the Company’s common stock and to each other class or series of stock of the Company (including any series of preferred stock) the terms of which do not expressly provide that such class or series ranks senior to or pari passu with the Series A Preferred Stock. The Series A Preferred Stock pays quarterly cash dividends equal to the greater of: (i) the “as-converted” dividends on the underlying Company common stock for the relevant quarter, and: (ii) 4% of the then-applicable liquidation preference per annum. The Series A Preferred Stock is not redeemable or subject to any required offer to purchase and votes together with the Company’s common stock on an “as-converted” basis on all matters, except as otherwise required by law, and separately as a class with respect to certain matters implicating the rights of holders of shares of Series A Preferred Stock.
Equity Offering and Forward Sale Agreements
In July 2017, the Company completed a registered underwritten offering of 11 million shares of its common stock at a public offering price of $60.50 per share (the “Offering”). Of the 11 million shares of common stock, five million shares were offered directly by the Company and six million shares were offered in connection with forward sale agreements (the “Forward Sale Agreements”) described below. The Offering closed on July 25, 2017.
The Company received proceeds of $290 million ($288 million net of fees and expenses) from the sale of five million shares of common stock in the Offering. The Company used the net proceeds of the shares issued and sold by the Company in the Offering for general corporate purposes.
In connection with the Offering, the Company entered into separate Forward Sale Agreements with Morgan Stanley & Co. LLC and JPMorgan Chase Bank, National Association, London Branch (the “Forward Counterparties”) pursuant to which the Company agreed to sell, and each Forward Counterparty agreed to purchase, three million shares of the Company’s common stock (or six million shares of the Company common stock in the aggregate) subject to the terms and conditions of the Forward Sale Agreements, including the Company’s right to elect cash settlement or net share settlement. The initial forward price under each of the Forward Sale Agreements is $58.08 per share (which was the public offering price of the Company’s common stock for the primary offering of the five million shares described above, less the underwriting discount) and was subject to certain adjustments pursuant to the terms of the Forward Sale Agreements. Consistent with the Company’s strategy to grow its business in part through acquisitions, the Company entered into the Forward Sale Agreements to provide additional available cash for such acquisitions, among other general corporate purposes. In July 2018, the Company physically settled the forwards in full by delivering six million shares of common stock to the Forward Counterparties for net cash proceeds to the Company of $349 million. As a part of its ordinary course treasury management activities, the Company applied these net cash proceeds to the repayment of the Senior Notes due 2022 as described above.
Share Repurchases
On December 14, 2018, the Company’s Board of Directors authorized share repurchases of up to $1 billion of the Company’s common stock. The repurchase authorization permits the Company to repurchase shares in both open market and private repurchase transactions, with the timing and number of shares repurchased dependent on a variety of factors, including price, general business and market conditions, alternative investment opportunities and funding considerations. Through December 31, 2018, based on the settlement date, the Company purchased and retired 10 million shares of its common stock having an aggregate value of $536 million at an average price of $53.46 per share. In January and February 2019, based on the settlement date, the Company purchased and retired 8 million shares of its common stock having an aggregate value of $464 million at an average price of $59.47 per share, which completed the authorized repurchase program. The share repurchases were funded by the unsecured credit facility and available cash.
14. Stock-Based Compensation
In 2016, the Company’s stockholders approved the XPO Logistics, Inc. 2016 Omnibus Incentive Compensation Plan (the “2016 Plan”). The 2016 Plan replaces the XPO Logistics, Inc. Amended and Restated 2011 Omnibus Incentive Compensation Plan (the “2011 Plan”) and the Con-way Inc. 2012 Equity and Incentive Plan (the “Con-way Plan”), the latter of which was assumed by the Company in connection with the acquisition of Con-way in 2015. Any awards granted under the 2011 Plan and the Con-way Plan will remain in effect pursuant to their respective terms.
Under the terms of the 2016 Plan, the Company grants various types of stock-based compensation awards to directors, officers and key employees. The 2016 Plan provides for awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred share units, performance compensation awards, performance units, cash incentive awards and other equity-based or equity-related awards (collectively, “Awards”) that the Compensation Committee of the Board of Directors (the “Committee”) determines are consistent with the purpose of the 2016 Plan and the interests of the Company.
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
The 2016 Plan will continue in effect until December 20, 2026, unless terminated earlier by the Board of Directors. As of December 31, 2018, there were 1.7 million shares available for issuance under the 2016 Plan.
In December 2017, the Company’s stockholders approved the XPO Logistics, Inc. Employee Stock Purchase Plan (the “ESPP”). Under the terms of the ESPP, all eligible employees in the U.S. can purchase common stock through payroll deductions (which cannot exceed 10% of each employee’s compensation) at 5% below fair market value on the last trading day at the end of each six-month purchase period during two offering periods per year, beginning on April 1 and October 1. Under the ESPP, employees must hold the stock they purchase for a minimum of three months from the date of purchase. Subject to adjustment for changes in the Company’s capitalization, the number of shares to be granted under the ESPP is not to exceed two million shares. The first offering period occurred in 2018. The ESPP will be in effect until October 2027, unless terminated earlier at the discretion of the Board of Directors.

The plan is deemed non-compensatory, and therefore no stock-based compensation expense will be recognized. Executive officers and directors of the Company are not eligible to participate in the ESPP. There were two million shares available to be granted under the ESPP as of December 31, 2018.
The Company recognized the following stock-based compensation expense in SG&A in the Consolidated Statements of Income:

	Years ended December 31,
(In millions)	2018	2017	2016
Stock options	$—	$1	$1
Stock appreciation rights	—	1	1
Restricted stock units	21	12	13
Performance-based restricted stock units	9	10	13
Cash-settled performance-based restricted stock units	19	55	27
Total stock-based compensation expense	$49	$79	$55
Tax benefit on stock-based compensation	(22)	(8)	(6)
Stock Options
For employees and officers, stock options typically vest over three to five years after the grant date, have a 10-year contractual term, and an exercise price equal to the Company’s stock price on the grant date. For grants to members of the Company’s Board of Directors, stock options vest one year after the grant date, have a 10-year contractual term, and an exercise price equal to the Company’s stock price on the grant date.
The following is a summary of the weighted-average assumptions used to calculate the 2016 grant-date fair value using the Black-Scholes option pricing model. There were no stock options granted during 2018 and 2017.

2016
Weighted-average risk-free interest rate	1.8%
Weighted-average volatility	50.0%
Weighted-average dividend yield	—
Weighted-average expected option term (in years)	6.44
The expected term of options granted has been derived based on the Company’s history of actual exercise behavior and represents the period of time that options granted are expected to be outstanding. The expected volatility is based on the Company’s historical market price at consistent points in a period equal to the expected life of the options. The risk-free interest rate is based on the U.S. Treasury yield curve with a term equal to the expected term of the option in effect at the time of grant.
A summary of stock option award activity for the year ended December 31, 2018 is presented below:

	Stock Options
	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Term
Outstanding as of December 31, 2017	851,573	$13.21	4.44
Granted	—	—
Exercised	(148,255)	15.52
Forfeited	(1,000)	23.31
Outstanding as of December 31, 2018	702,318	$12.70	3.05
Options exercisable as of December 31, 2018	697,818	$12.63	3.03

The weighted-average grant date fair value of options granted during 2016 was $11.37. The intrinsic value of options outstanding and exercisable as of December 31, 2018 was $31 million, respectively. As of December 31, 2018, the Company had an immaterial amount of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of one year.
The total intrinsic value of options exercised during 2018, 2017 and 2016 was $11 million, $9 million and $12 million, respectively. The total cash received from options exercised during 2018, 2017 and 2016 was $1 million, $1 million and $13 million, respectively.
Restricted Stock Units and Performance-Based Restricted Stock Units
The Company has granted RSUs and PRSUs to certain key employees, officers and directors of the Company with various vesting requirements as established by the Committee. The RSUs vest based on the passage of time. The vesting of certain RSU awards may also be subject to the price of the Company’s common stock exceeding a specified per share price for a designated period of time and continued employment by the grantee at the Company as of the vesting date. The PRSUs granted will vest based on the achievement of certain targets with respect to the Company’s overall financial performance for specified periods. The vesting of certain PRSUs is also subject to the price of the Company’s common stock exceeding a specified per share price for a designated period of time and generally require continued employment by the grantee at the Company as of the vesting date.
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
A summary of RSU and PRSU award activity for the year ended December 31, 2018 is presented below:

	RSUs		PRSUs
	Number of RSUs	Weighted-Average Grant Date Fair Value	Number of PRSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2017	1,041,554	$41.96	1,838,227	$24.37
Granted	532,537	97.85	470,251	58.49
Vested	(305,542)	39.01	(1,085,748)	18.86
Forfeited and canceled	(182,921)	53.62	(185,805)	36.10
Outstanding as of December 31, 2018	1,085,628	$68.24	1,036,925	$43.51
The total fair value of RSUs that vested during 2018, 2017 and 2016 was $30 million, $23 million and $27 million, respectively. All of the outstanding RSUs as of December 31, 2018 vest subject to service conditions.
The total fair value of PRSUs that vested during 2018, 2017 and 2016 was $96 million, $8 million and $7 million, respectively. Of the outstanding PRSUs as of December 31, 2018, 444,959 vest subject to service and a combination of market and performance conditions and 591,966 vest subject to service and performance conditions.
As of December 31, 2018, the Company had $69 million of unrecognized compensation cost related to non-vested RSU and PRSU compensation that is anticipated to be recognized over a weighted-average period of approximately 3.31 years.
Cash-Settled Performance-Based Restricted Stock Units
In February 2016, the Company entered into employment agreements with its executive officers. Pursuant to these agreements, on February 9, 2016, the Company granted cash-settled PRSUs under the 2011 Plan to certain executive officers. Twenty-five percent of the PRSUs vest and are settled in cash on each of the first four anniversaries of the grant, subject to the grantee’s continued employment through the applicable anniversary and achievement of certain performance targets for each tranche. Cash-settled PRSU awards are measured at fair value initially based on the closing price of the Company’s common stock at the date of grant and are required to be re-measured to fair value at each reporting date until settlement. Compensation expense for cash-settled PRSUs is recognized over the applicable performance periods based on the probability of achieving the performance conditions and the closing price of the Company’s common stock at each balance sheet date. The Company records as a liability (until settlement) the cost of a cash-settled PRSU award for which achievement of the performance condition is deemed probable. As of December 31, 2018 and 2017, the Company had recognized accrued liabilities of $18 million and $52 million, respectively, using a fair value per PRSU of $57.04 and $91.59, respectively.
A summary of cash-settled PRSU award activity for the year ended December 31, 2018 is presented below:

Number of Cash-Settled PRSUs
Outstanding as of December 31, 2017	1,693,394
Granted	15,385
Vested	(564,465)
Forfeited and canceled	(391,038)
Outstanding as of December 31, 2018	753,276
As of December 31, 2018, the Company had $24 million of unrecognized compensation cost related to non-vested cash-settled PRSU compensation that is anticipated to be recognized over a weighted-average period of approximately one year; this will vary based on changes in the Company’s common stock price and the probability of achieving performance targets in future periods.
15. Income Taxes
A summary of income (loss) before taxes related to U.S. and foreign operations are as follows:

	Years Ended December 31,
(In millions)	2018	2017	2016
U.S.	$319	$278	$(70)
Foreign	247	(17)	177
Income before income tax provision (benefit)	$566	$261	$107

The components of the income tax provision (benefit) consist of the following:

	Years Ended December 31,
(In millions)	2018	2017	2016
Current:
U.S. Federal	$2	$2	$(11)
State	6	(3)	6
Foreign	69	59	48
Total current income tax provision	$77	$58	$43
Deferred:
U.S. Federal (1)	$57	$(134)	$1
State	2	(2)	(2)
Foreign (2)	(14)	(21)	(20)
Total deferred income tax provision (benefit)	45	(157)	(21)
Total income tax provision (benefit)	$122	$(99)	$22

(1)
On December 22, 2017, the Tax Act was signed into law. The Tax Act includes numerous changes to existing U.S. tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%. The rate reduction became effective January 1, 2018. As a result, the Company recorded a tax benefit of $173 million in the fourth quarter of 2017 related to the revaluation of its net deferred tax liabilities. The Company did not record any changes during the measurement period.

(2)
On December 31, 2017, a law was published in France enacting a rate reduction from 34.43% to 25.83% to be phased in over five years starting in 2018. On December 29, 2017, a law was published in Belgium enacting a tax rate reduction from 33.99% to 25% to be phased in over three years starting in 2018. Consequently, the Company recorded a tax benefit of $10 million in the fourth quarter of 2017 related to the revaluation of its net deferred tax liabilities.

The effective tax rate reconciliations are as follows:

	Years Ended December 31,
	2018	2017	2016
U.S. federal statutory tax rate	21.0%	35.0%	35.0%
State taxes, net of U.S. federal benefit	1.2	(1.2)	4.8
Foreign rate differential	(1.1)	(6.7)	(13.2)
Foreign operations (1)	8.3	(0.1)	2.4
Valuation allowance	(3.7)	0.8	11.2
Changes in uncertain tax positions	—	5.1	(0.1)
Effect of law changes (2)	—	(70.2)	(12.3)
Stock-based compensation	(3.8)	(3.3)	(4.7)
Other	(0.3)	2.4	(2.2)
Effective tax rate	21.6%	(38.2)%	20.9%

(1)	Foreign operations include the net impact of the changes to foreign valuation allowances, the cost of foreign inclusion net of foreign tax credits, and permanent items related to foreign operations.

(2)	2017 U.S., France and Belgium tax rate changes; 2016 France tax rate change.

Components of the Net Deferred Tax Asset or Liability
The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and deferred tax liability are as follows:

	Years Ended December 31,
(In millions)	2018	2017
Deferred tax asset
Net operating loss and other tax attribute carryforwards	$154	$191
Accrued expenses	60	65
Pension and other retirement obligations	25	26
Other	62	64
Total deferred tax asset	301	346
Valuation allowance	(73)	(93)
Total deferred tax asset, net	228	253
Deferred tax liability
Intangible assets	(330)	(371)
Property and equipment	(299)	(255)
Other	(35)	(38)
Total deferred tax liability	(664)	(664)
Net deferred tax liability	$(436)	$(411)
The deferred tax asset and deferred tax liability above are reflected in the Consolidated Balance Sheets as follows:

	December 31,
(In millions)	2018	2017
Other long-term assets	$8	$8
Deferred tax liability	(444)	(419)
Net deferred tax liability	$(436)	$(411)
Investments in Foreign Subsidiaries
As a result of the Tax Act, the Company has decided to apply a partial indefinite reversal assertion to pre-2018 earnings and profits that have been invested back into the foreign businesses. The Company has also decided not to apply an indefinite reversal assertion on all 2018 and future years’ earnings and profits. The Company has recorded federal, state and withholding taxes in the amount of $2 million related to the change in assertion.
Operating Loss and Tax Credit Carryforwards
As of December 31, 2018 and 2017, the Company had federal net operating losses for all U.S. operations (including those of minority owned subsidiaries) of $82 million and $188 million, respectively, expiring at various times between 2028 and 2038. As of December 31, 2018 and 2017, the tax effect (before federal benefit) of the Company’s state net operating losses was $26 million and $33 million, respectively, expiring at various times between 2019 and 2038.
As of December 31, 2018 and 2017, the Company had federal tax credit carryforwards of $16 million and $34 million, respectively, expiring at various times starting in 2032 with certain credits having an unlimited carryforward period. As of December 31, 2018 and 2017, the Company had state tax credit carryforwards of $8 million and $10 million, respectively, expiring at various times between 2019 and 2030.

As of December 31, 2018 and 2017, the Company’s foreign net operating losses available to offset future taxable income were $382 million and $332 million, respectively. These foreign loss carryforwards will expire at various times beginning in 2019, with some losses having an unlimited carryforward period.
Valuation Allowance
The Company has evaluated the available positive and negative evidence and concluded that, for some of its deferred tax assets, it is more likely than not that these assets will not be realized in the foreseeable future. Based on the Company’s assessment, as of December 31, 2018, total valuation allowances of $73 million were recorded against deferred tax assets. Although realization is not assured, the Company has concluded that it is more likely than not that the remaining deferred tax assets will be realized and as such no valuation allowance has been provided on these assets. The Company’s valuation allowance decreased by $20 million during the year ended December 31, 2018.
The following table presents a roll-forward of the valuation allowance for the years ended December 31, 2018, 2017 and 2016, respectively:

(In millions)	Balance at Beginning of Year	Additions	Reductions/ Charges	Balance at End of Year
Valuation allowance
Year Ended December 31, 2018	$93	$—	$(20)	$73
Year Ended December 31, 2017	83	29	(19)	93
Year Ended December 31, 2016	68	15	—	83
Unrecognized Tax Benefits (UTB)
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
(In millions)	2018	2017	2016
Beginning balance	$25	$15	$12
Additions for tax positions of the current period	1	2	—
Additions for tax positions from acquisitions	—	—	10
Additions for tax positions of prior years	2	17	1
Reductions for tax positions of prior years	(3)	—	—
Settlements with tax authorities	—	(3)	—
Reductions due to the statute of limitations	(1)	(6)	(8)
Currency translation adjustment	(1)	—	—
Ending balance	$23	$25	$15
Interest and penalties	6	5	4
Gross unrecognized tax benefits	$29	$30	$19

Total UTB that, if recognized, would impact the effective income tax rate as of the end of the year	$22	$23	$11
During the next 12 months, it is reasonably possible that the Company could reflect a reduction to unrecognized tax benefits of $4 million due to the statute of limitations lapsing on positions or because tax positions are sustained on audit.
The Company is subject to taxation in the United States, various states and various foreign jurisdictions. As of December 31, 2018, the Company has no tax years under examination by the Internal Revenue Service (“IRS”). The Company has various U.S. state and local examinations and non-U.S. examinations in process. The U.S. federal tax returns after 2008, state and local returns after 2009, and non-U.S. returns after 2007 are open under relevant statutes of limitations and are subject to audit.
16. Earnings per Share
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
The computations of basic and diluted earnings per share are as follows:

	Years Ended December 31,
(In millions, except per share data)	2018	2017	2016
Basic earnings per common share
Net income attributable to XPO	$422	$340	$69
Convertible preferred dividends	(3)	(3)	(3)
Non-cash allocation of undistributed earnings	(29)	(25)	(3)
Net income allocable to common shares, basic	$390	$312	$63

Basic weighted-average common shares	123	115	110
Basic earnings per share	$3.17	$2.72	$0.57

Diluted earnings per common share
Net income allocable to common shares, basic	$390	$312	$63
Interest from Convertible Senior Notes	—	1	2
Net income allocable to common shares, diluted	$390	$313	$65

Basic weighted-average common shares	123	115	110
Dilutive effect of Convertible Senior Notes	—	2	3
Dilutive effect of non-participating stock-based awards and equity forward	12	11	10
Diluted weighted-average common shares	135	128	123

Diluted earnings per share	$2.88	$2.45	$0.53

Potential common shares excluded	10	10	12
Certain shares were not included in the computation of diluted earnings per share because the effect was anti-dilutive.
17. Commitments and Contingencies
Lease Commitments
Under operating leases, the Company is required to make payments for various real estate, double-stack railcars, containers, chassis, tractors, data processing equipment, transportation and office equipment that have an initial or remaining non-cancelable lease term. Certain leases also contain provisions that allow the Company to extend the leases for various renewal periods.

Under certain capital lease agreements, the Company guarantees the residual value of tractors at the end of the lease term. The stated amounts of the residual-value guarantees have been included in the minimum lease payments below.
Future minimum lease payments with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2018 were as follows:

(In millions)	Capital Leases	Operating Leases
Year ending December 31:
2019	$61	$577
2020	60	460
2021	55	367
2022	52	288
2023	43	221
Thereafter	39	523
Total minimum lease payments	$310	$2,436
Amount representing interest	(21)
Present value of minimum lease payments	$289
Rent expense was $820 million, $716 million and $677 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Intermodal Drayage Classification Claims
Certain of the Company’s intermodal drayage subsidiaries received notices from the California Labor Commissioner, Division of Labor Standards Enforcement (the “DLSE”), that a total of approximately 150 owner-operators contracted with these subsidiaries filed claims in 2012 with the DLSE in which they assert that they should be classified as employees, rather than independent contractors. These claims seek reimbursement for the owner-operators’ business expenses, including fuel, tractor maintenance and tractor lease payments. After a decision was rendered by a DLSE hearing officer in seven of these claims, in 2014, the Company appealed the decision to the California Superior Court, San Diego, where a de novo trial was held on the merits of those claims. On July 17, 2015, the court issued a final statement of decision finding that the seven claimants were employees rather than independent contractors and awarding an aggregate of $3 million plus post-judgment interest and attorneys’ fees to the claimants. The Company exhausted its appeals in this matter and the Superior Court entered final judgment against the Company in January 2018 and that judgment has been paid. Separate decisions were rendered in June 2015 by a DLSE hearing officer in claims involving five additional plaintiffs, resulting in an award for the plaintiffs in an aggregate amount of approximately $1 million, following which the Company appealed the decisions in the U.S. District Court for the Central District of California (“Central District Court”). On May 16, 2017, the Central District Court issued judgment finding that the five claimants were employees rather than independent contractors and awarding an aggregate of approximately $1 million plus post-judgment interest and attorneys’ fees to the claimants. The Company has appealed this judgment but cannot provide assurance that such appeal will be successful. In addition, separate decisions were rendered in April 2017 by a DLSE hearing officer in claims involving four additional plaintiffs, resulting in an award for the plaintiffs in an aggregate amount of approximately $1 million, which the Company has appealed to the California Superior Court, Long Beach. The remaining DLSE claims (the “Pending DLSE Claims”) have been transferred to California Superior Court in three separate actions involving approximately 170 claimants, including the claimants mentioned above who originally filed claims in 2012. The Company has reached an agreement to settle the majority of the Pending DLSE Claims and has accrued the full amount of the settlement. The settlement will require court approval. In addition, certain of the Company’s intermodal drayage subsidiaries are party to putative class action litigations and other administrative claims in California brought by independent contract carriers who contracted with these subsidiaries. In these litigations, the contract carriers assert that they should be classified as employees, rather than independent contractors. The Company believes that it has adequately accrued for the potential impact of loss contingencies that are probable and reasonably estimable relating to the claims referenced above. The Company is unable at this time to estimate the amount of the possible loss or range of loss, if any, in excess of its accrued liability that it may incur as a result of these claims given, among other reasons, that the range of potential loss could be impacted substantially by future rulings by the courts involved, including on the merits of the claims.
Last Mile Logistics Classification Claims
Certain of the Company’s last mile logistics subsidiaries are party to several putative class action litigations brought by independent contract carriers who contracted with these subsidiaries. In these litigations, the contract carriers, and in some cases the contract carriers’ employees, assert that they should be classified as employees, rather than independent contractors. The particular claims asserted vary from case to case, but the claims generally allege unpaid wages, unpaid overtime, or failure to provide meal and rest periods, and seek reimbursement of the contract carriers’ business expenses. The cases include four related matters pending in the Federal District Court, Northern District of California: Ron Carter, Juan Estrada, Jerry Green, Burl Malmgren, Bill McDonald and Joel Morales v. XPO Logistics, Inc. (“Carter”), filed in March 2016; Ramon Garcia v. Macy’s and XPO Logistics Inc. (“Garcia”), filed in July 2016; Kevin Kramer v. XPO Logistics Inc. (“Kramer”), filed in September 2016; and Hector Ibanez v. XPO Last Mile, Inc. (“Ibanez”), filed in May 2017. The Company has reached agreements to settle the Carter, Garcia, Kramer and Ibanez matters and has accrued the full amount of the settlements. The settlements will require court approval. With respect to other pending claims, the Company believes that it has adequately accrued for the potential impact of loss contingencies that are probable and reasonably estimable. The Company is unable at this time to estimate the amount of the possible loss or range of loss, if any, in excess of its accrued liability that it may incur as a result of these claims given, among other reasons, that the number and identities of plaintiffs in these lawsuits are uncertain and the range of potential loss could be impacted substantially by future rulings by the courts involved, including on the merits of the claims.
Last Mile TCPA Claims
The Company is a party to a putative class action litigation (Leung v. XPO Logistics, Inc., filed in May 2015 in the U.S. District Court, Illinois (“Illinois Court”)) alleging violations of the Telephone Consumer Protection Act (“TCPA”) related to an automated customer call system used by a last mile logistics business that the Company acquired. The Company has reached an agreement to resolve the Leung case, and the Illinois Court has approved the settlement and entered final judgment. The Company has accrued the full amount of the approved settlement. Distribution of the settlement funds began in September 2018.
Shareholder Litigation
On December 14, 2018, two putative class actions were filed in the U.S. District Court for the District of Connecticut and the U.S. District Court for the Southern District of New York against the Company and certain of its current and former executives, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, as well as Section 20(a) of the Exchange Act, based on alleged material misstatements and omissions in the Company’s public filings with the U.S. Securities and Exchange Commission. On January 7, 2019, the plaintiff in one of the actions, Leeman v. XPO Logistics, Inc. et al., No. 1:18-cv-11741 (S.D.N.Y.), voluntarily dismissed the action without prejudice.  In the other action, Labul v. XPO Logistics, Inc. et al., No. 3:18-cv-02062 (D. Conn.), which remains pending, the complaint has not yet been served. The Company intends to defend itself vigorously against the allegations. The Company is unable at this time to determine the amount of the possible loss or range of loss, if any, that it may incur as a result of these matters.
18. Subsequent Event
On February 13, 2019, the Company’s Board of Directors authorized a new share repurchase of up to $1.5 billion of the Company’s common stock. The Company is not obligated to repurchase any specific number of shares, and may suspend or discontinue the program at any time.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and acting chief financial officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2018, such that the information required to be included in our SEC reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries; and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our chief executive officer and acting chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2018.
KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an audit report, which is included elsewhere within this Form 10-K, on the effectiveness of our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 of Part III of Form 10-K (other than certain information required by Item 401 of Regulation S-K with respect to our executive officers, which is provided under Item 1 of Part I of this Annual Report on Form 10-K) will be set forth in our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.
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
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 of Part III of Form 10-K will be set forth in our Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 of Part III of Form 10-K, including information regarding security ownership of certain beneficial owners and management and information regarding securities authorized for issuance under equity compensation plans, will be set forth in our Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 13 of Part III of Form 10-K will be set forth in our Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 of Part III of Form 10-K will be set forth in our Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Financial Statements and Financial Statement Schedules
The list of Consolidated Financial Statements provided in the Index to Consolidated Financial Statements is incorporated herein by reference. Such Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K. All financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the Consolidated Financial Statements and notes thereto.
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

3.5
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the registrant, dated May 20, 2015 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2015).

3.6
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the registrant, dated September 8, 2015 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2015).

3.7	2nd Amended and Restated Bylaws of the registrant, dated August 30, 2007 (incorporated herein by reference to Exhibit 3(ii) to the registrant’s Current Report on Form 8-K/A dated September 14, 2007).

3.8
Text of Amendments to the 2nd Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2015).

3.9
Amendment to the 2nd Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 17, 2017).

4.1	Certificate of Designation of Series A Convertible Perpetual Preferred Stock of the registrant (incorporated herein by reference to Exhibit 4.1 to the September 2011 Form 8-K).

4.2	Form of Warrant Certificate (incorporated herein by reference to Exhibit 4.2 to the September 2011 Form 8-K).

Exhibit Number	Description

4.3
Registration Rights Agreement, dated as of September 2, 2011, by and among JPE, each of the other holders and designated secured lenders party thereto and the registrant (incorporated herein by reference to Exhibit 4.3 to the September 2011 Form 8-K).

4.4
Form of Indenture for Senior Debt Securities between the registrant and one or more banking institutions to be qualified as Trustee pursuant to Section 305(b)(2) of the Trust Indenture Act of 1939 (incorporated herein by reference to Exhibit 4.6 to the registrant’s Registration Statement on Form S-3, registration statement no. 333-188848, filed with the Securities and Exchange Commission on May 24, 2013 (the “May 2013 Form S-3”)).

4.5
Form of Indenture for subordinated Debt Securities between the registrant and one or more banking institutions to be qualified as Trustee pursuant to Section 305(b)(2) of the Trust Indenture Act of 1939 (incorporated herein by reference to Exhibit 4.8 to the registrant’s May 2013 Form S-3).

4.6
Certificate of Designation of Series B Convertible Perpetual Preferred Stock of the registrant, dated as of September 16, 2014 (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2014).

4.7
Indenture, dated as of June 9, 2015, between the registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee, The Bank of New York Mellon, London Branch as London Paying Agent and The Bank of New York Mellon (Luxembourg) S.A. as Luxembourg Paying Agent (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2015).

4.8
Certificate of Designation of Series C Convertible Perpetual Preferred Stock of the registrant, dated as of June 3, 2015 (incorporated herein by reference to Exhibit 4.2 to the registrant’s Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on June 26, 2015).

4.9
Indenture, dated as of August 25, 2016, between the registrant, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 26, 2016).

10.1 +	2001 Amended and Restated Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 dated May 20, 2010).

10.2 +
Amended and Restated 2011 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit A to the registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 27, 2012).

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

10.7 +	Form of Option Award Agreement for Non-Employee Directors (2011 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.22 to the Fiscal Year 2011 Form 10-K).

10.8 +	Form of Option Award Agreement (2001 Amended and Restated Stock Option Plan) (grants through May 2011) (incorporated herein by reference to Exhibit 10.24 to the Fiscal Year 2011 Form 10-K).

Exhibit Number	Description

10.9 +	Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 20, 2014).

10.10 +	Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on March 20, 2014).

10.11 +
Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed with the SEC on February 11, 2016 (the “February 2016 Form 8-K”)).

10.12 +	Form of Amendment to PRSU Agreements, dated March 7, 2016 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 8, 2016).

10.13 +	2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Annex A to the registrant’s definitive proxy statement on Schedule 14A filed with the SEC on November 21, 2016).

10.14 +
Form of Restricted Stock Unit Award Agreement (Service-Vesting) (2016 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.15 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Fiscal Year 2016 Form 10-K”)).

10.15 +	Form of Performance-Based Restricted Stock Unit Award Agreement (2016 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.16 to the Fiscal Year 2016 Form 10-K).

10.16 +
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (2016 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.17 to the Fiscal Year 2016 Form 10-K).

10.17	XPO Logistics, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Annex A to the registrant’s definitive proxy statement on Schedule 14A filed with the SEC on November 20, 2017).

10.18 *	Amendment No. 1, dated December 4, 2018, to the XPO Logistics, Inc. Employee Stock Purchase Plan.

10.19 +
Performance-Based Restricted Stock Unit Award Agreement, dated August 9, 2018, between the registrant and Sarah J.S. Glickman (incorporated herein by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed with the SEC on November 5, 2018).

10.20 +
Form of Performance-Based Restricted Stock Unit Award Agreement under the XPO Logistics, Inc. 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed with the SEC on November 5, 2018).

10.21 +*	Amendment Letter, dated December 31, 2018, to Performance-Based Restricted Stock Unit Award Agreement, dated February 9, 2016, between the registrant and Bradley S. Jacobs.

10.22 +*	Amendment Letter, dated December 31, 2018, to Performance-Based Restricted Stock Unit Award Agreement, dated February 9, 2016, between the registrant and Troy A. Cooper.

10.23 +*	Amendment Letter, dated December 31, 2018, to Performance-Based Restricted Stock Unit Award Agreement, dated February 9, 2016, between the registrant and Mario Harik.

10.24 +	Form of Employment Agreement, dated as of February 9, 2016, (incorporated herein by reference to Exhibit 10.1 to the February 2016 Form 8-K).

10.25 +	Exhibit A to Employment Agreement, dated as of February 9, 2016, between the registrant and Bradley S. Jacobs, (incorporated herein by reference to Exhibit 10.2 to the February 2016 Form 8-K).

Exhibit Number	Description

10.26 +	Exhibit A to Employment Agreement, dated as of February 9, 2016, between the registrant and Troy A. Cooper (incorporated herein by reference to Exhibit 10.3 to the February 2016 Form 8-K).

10.27 +	Exhibit A to Employment Agreement, dated as of February 9, 2016, between the registrant and John J. Hardig, (incorporated herein by reference to Exhibit 10.4 to the February 2016 Form 8-K).

10.28 +	Exhibit A to Employment Agreement, dated as of February 9, 2016, between the registrant and Gordon E. Devens (incorporated herein by reference to Exhibit 10.5 to the February 2016 Form 8-K).

10.29 +	Exhibit A to Employment Agreement, dated as of February 9, 2016, between the registrant and Scott B. Malat, (incorporated herein by reference to Exhibit 10.6 to the February 2016 Form 8-K).

10.30 +
Exhibit A to Employment Agreement, dated as of February 9, 2016, between the registrant and Mario A. Harik (incorporated herein by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.31 +
Separation Agreement between the registrant and Gordon E. Devens dated January 27, 2017 (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.32 +
Employment Agreement, dated as of April 19, 2018, between the registrant and Kenneth R. Wagers III (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 24, 2018).

10.33 +
Separation Agreement, dated as of August 1, 2018, between the registrant and John J. Hardig (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 2, 2018).

10.34 +
Offer letter, dated April 23, 2018, between the registrant and Sarah J.S. Glickman (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed with the SEC on November 5, 2018).

10.35
Second Amended and Restated Revolving Loan Credit Agreement, dated as of October 30, 2015, by and among the registrant and certain subsidiaries signatory thereto, as borrowers, other credit parties signatory thereto, Morgan Stanley Senior Funding, Inc., as agent, and the Lenders from time to time party thereto (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 2, 2015).

10.36
Senior Secured Term Loan Credit Agreement, dated as of October 30, 2015, by and among the registrant, certain subsidiaries signatory thereto, Morgan Stanley Senior Funding, Inc., as agent, and the Lenders from time to time party thereto (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on November 2, 2015).

10.37
Incremental and Refinancing Amendment (Amendment No. 1 to Credit Agreement), dated as of August 25, 2016, by and among the registrant, the subsidiaries signatory thereto, as guarantors, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 26, 2016).

10.38
Refinancing Amendment (Amendment No. 2 to Credit Agreement), dated as of March 10, 2017, by and among the registrant, the subsidiaries signatory thereto, as guarantors, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 13, 2017).

10.39
Forward Sale Agreement, dated July 19, 2017, by and between the registrant and Morgan Stanley & Co. LLC (incorporated herein by reference to Exhibit 1.2 to the registrant’s Current Report on Form 8-K filed with the SEC on July 25, 2017).

Exhibit Number	Description

10.40
Forward Sale Agreement, dated July 19, 2017, by and between the registrant and JPMorgan Chase Bank, National Association, London Branch (incorporated herein by reference to Exhibit 1.3 to the registrant’s Current Report on Form 8-K filed with the SEC on July 25, 2017).

10.41
Amendment No. 1 to Second Amended and Restated Revolving Loan Credit Agreement, dated as of July 19, 2017, by and among the registrant and certain subsidiaries signatory thereto, Morgan Stanley Senior Funding, Inc., as agent, and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 25, 2017).

10.42
Refinancing Amendment (Amendment No. 3 to Credit Agreement), dated as of February 23, 2018, by and among the registrant and certain subsidiaries signatory thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on February 26, 2018).

10.43
Amendment No. 2 to Second Amended and Restated Revolving Loan Credit Agreement, dated as of March 22, 2018, by and among the registrant and certain subsidiaries signatory thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed with the SEC on May 7, 2018).

10.44
Credit Agreement, dated as of December 24, 2018, by and among the registrant, the subsidiaries signatory thereto, as guarantors, the lenders party thereto and Citibank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 31, 2018).

21 *	Subsidiaries of the registrant.

23 *	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1 *
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

31.2 *
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

32.1**
Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

32.2**
Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

101.INS *	XBRL Instance Document.

101.SCH *	XBRL Taxonomy Extension Schema.

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF *	XBRL Taxonomy Extension Definition Linkbase.

101.LAB *	XBRL Taxonomy Extension Label Linkbase.

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.

**	Furnished herewith.

Exhibit Number	Description

+	This exhibit is a management contract or compensatory plan or arrangement.

Item 16.     FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XPO LOGISTICS, INC.

By:	/s/ Bradley S. Jacobs
Bradley S. Jacobs
(Chairman of the Board of Directors and Chief Executive Officer)

By:	/s/ Sarah J.S. Glickman
Sarah J.S. Glickman
(Acting Chief Financial Officer)
February 14, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Bradley S. Jacobs	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 14, 2019
Bradley S. Jacobs
/s/ Sarah J.S. Glickman	Acting Chief Financial Officer (Principal Financial Officer)	February 14, 2019
Sarah J.S. Glickman
/s/ Lance A. Robinson	Chief Accounting Officer (Principal Accounting Officer)	February 14, 2019
Lance A. Robinson
/s/ AnnaMaria DeSalva	Vice Chairman of the Board of Directors	February 14, 2019
AnnaMaria DeSalva
/s/ Gena L. Ashe	Director	February 14, 2019
Gena L. Ashe
Director
Marlene M. Colucci
/s/ Michael G. Jesselson	Lead Independent Director	February 14, 2019
Michael G. Jesselson
/s/ Adrian P. Kingshott	Director	February 14, 2019
Adrian P. Kingshott
/s/ Jason D. Papastavrou	Director	February 14, 2019
Jason D. Papastavrou
/s/ Oren G. Shaffer	Director	February 14, 2019
Oren G. Shaffer