Form 10-Q
period 2019-03-31
XPO Logistics, Inc.
filed 2019-05-01
CIK 1166003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
Form 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from____________to____________
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
(855) 976-6951
(Registrant’s telephone number, including area code)
_______________________________________________________
Securities registered or to be registered pursuant to section 12(b) of the Act.

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	XPO	New York Stock Exchange
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

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐

Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2019, there were 91,954,738 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

XPO Logistics, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2019

Part I—Financial Information
Item 1. Financial Statements.
XPO Logistics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(In millions, except per share data)	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$376	$502
Accounts receivable, net of allowances of $55 and $52, respectively	2,753	2,596
Other current assets	554	590
Total current assets	3,683	3,688
Property and equipment, net of $1,709 and $1,585 in accumulated depreciation, respectively	2,559	2,605
Operating lease assets	2,047	—
Goodwill	4,443	4,467
Identifiable intangible assets, net of $736 and $706 in accumulated amortization, respectively	1,204	1,253
Other long-term assets	260	257
Total long-term assets	10,513	8,582
Total assets	$14,196	$12,270
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,188	$1,258
Accrued expenses	1,507	1,480
Short-term borrowings and current maturities of long-term debt	114	367
Short-term operating lease liabilities	448	—
Other current liabilities	184	208
Total current liabilities	3,441	3,313
Long-term debt	5,362	3,902
Deferred tax liability	442	444
Employee benefit obligations	145	153
Operating lease liabilities	1,586	—
Other long-term liabilities	387	488
Total long-term liabilities	7,922	4,987
Stockholders’ equity:
Convertible perpetual preferred stock, $0.001 par value; 10 shares authorized; 0.07 of Series A shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	41	41
Common stock, $0.001 par value; 300 shares authorized; 93 and 116 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	2,122	3,311
Retained earnings	428	377
Accumulated other comprehensive loss	(153)	(154)
Total stockholders’ equity before noncontrolling interests	2,438	3,575
Noncontrolling interests	395	395
Total equity	2,833	3,970
Total liabilities and equity	$14,196	$12,270
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2019	2018
Revenue	$4,120	$4,192
Operating expenses
Cost of transportation and services	2,096	2,225
Direct operating expense	1,406	1,376
Sales, general and administrative expense	486	450
Total operating expenses	3,988	4,051
Operating income	132	141
Other expense (income)	(17)	(19)
Foreign currency loss	2	12
Debt extinguishment loss	5	10
Interest expense	71	59
Income before income tax provision	71	79
Income tax provision	19	—
Net income	52	79
Net income attributable to noncontrolling interests	(5)	(6)
Net income attributable to XPO	$47	$73

Earnings per share data:
Net income attributable to common shareholders	$43	$67

Basic earnings per share	$0.40	$0.56
Diluted earnings per share	$0.37	$0.50

Weighted-average common shares outstanding
Basic weighted-average common shares outstanding	107	120
Diluted weighted-average common shares outstanding	117	133
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(In millions)	2019	2018
Net income	$52	$79

Other comprehensive (loss) income, net of tax
Foreign currency translation (loss) gain, net of tax effect of $(6) and $18	$(1)	$45
Unrealized loss on financial assets/liabilities designated as hedging instruments, net of tax effect of $1 and $(4)	(3)	—
Other comprehensive (loss) income	(4)	45
Comprehensive income	$48	$124
Less: Comprehensive income attributable to noncontrolling interests	—	18
Comprehensive income attributable to XPO	$48	$106
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2019	2018
Operating activities
Net income	$52	$79
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	180	171
Stock compensation expense	13	22
Accretion of debt	5	4
Deferred tax (benefit) expense	(5)	7
Debt extinguishment loss	5	10
Unrealized loss on foreign currency option and forward contracts	2	4
Gains on sale of property and equipment	(21)	—
Other	13	(28)
Changes in assets and liabilities:
Accounts receivable	(246)	(100)
Other assets	(30)	(90)
Accounts payable	(57)	(55)
Accrued expenses and other liabilities	(7)	(43)
Net cash used in operating activities	(96)	(19)
Investing activities
Payment for purchases of property and equipment	(118)	(142)
Proceeds from sale of property and equipment	47	10
Cash collected on deferred purchase price receivable	71	—
Net cash used in investing activities	—	(132)
Financing activities
Proceeds from issuance of debt	1,751	905
Repurchase of debt	—	(812)
Proceeds from borrowings on ABL facility	1,075	390
Repayment of borrowings on ABL facility	(1,075)	(330)
Repayment of long-term debt and capital leases	(534)	(37)
Payment for debt issuance costs	(24)	(6)
Repurchase of common stock	(1,227)	—
Change in bank overdrafts	6	56
Payment for tax withholdings for restricted shares	(2)	(40)
Dividends paid	(1)	(1)
Other	2	1
Net cash (used in) provided by financing activities	(29)	126
Effect of exchange rates on cash, cash equivalents and restricted cash	—	8
Net decrease in cash, cash equivalents and restricted cash	(125)	(17)
Cash, cash equivalents and restricted cash, beginning of period	514	449
Cash, cash equivalents and restricted cash, end of period	$389	$432
Supplemental disclosure of cash flow information:
Cash paid for interest	$49	$43
Cash paid for income taxes	$8	$3
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Series A Preferred Stock		Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total XPO Stockholders' Equity	Non-controlling Interests	Total Equity
Balance as of December 31, 2018	72	$41	115,683	$—	$3,311	$377	$(154)	$3,575	$395	$3,970
Net income	—	—	—	—	—	47	—	47	5	52
Other comprehensive income (loss)	—	—	—	—	—	—	1	1	(5)	(4)
Exercise and vesting of stock compensation awards	—	—	94	—	—	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	—	—	(2)	—	—	(2)	—	(2)
Retirement of common stock	—	—	(22,570)	—	(1,195)	—	—	(1,195)	—	(1,195)
Dividend declared ($10.00 per share)	—	—	—	—	—	(1)	—	(1)	—	(1)
Stock compensation expense	—	—	—	—	8	—	—	8	—	8
Adoption of new accounting standard	—	—	—	—	—	6	—	6	—	6
Other	—	—	—	—	—	(1)	—	(1)	—	(1)
Balance as of March 31, 2019	72	$41	93,207	$—	$2,122	$428	$(153)	$2,438	$395	$2,833

	Series A Preferred Stock		Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	(Accumulated Deficit)/Retained Earnings	Accumulated Other Comprehensive Income	Total XPO Stockholders' Equity	Non-controlling Interests	Total Equity
Balance as of December 31, 2017	72	$41	119,920	$—	$3,590	$(43)	$16	$3,604	$406	$4,010
Net income	—	—	—	—	—	73	—	73	6	79
Other comprehensive income	—	—	—	—	—	—	33	33	12	45
Exercise and vesting of stock compensation awards	—	—	678	—	1	—	—	1	—	1
Tax withholdings related to vesting of stock compensation awards	—	—	—	—	(40)	—	—	(40)	—	(40)
Dividend declared ($10.00 per share)	—	—	—	—	—	(1)	—	(1)	—	(1)
Stock compensation expense	—	—	—	—	7	—	—	7	—	7
Other	—	—	—	—	—	4	—	4	—	4
Balance as of March 31, 2018	72	$41	120,598	$—	$3,558	$33	$49	$3,681	$424	$4,105
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization, Description of Business and Basis of Presentation
XPO Logistics, Inc., together with its subsidiaries (“XPO,” “XPO Logistics” or the “Company”), is a top ten global provider of cutting-edge supply chain solutions to the most successful companies in the world. XPO uses its integrated network of people, technology and physical assets to help customers manage their goods most efficiently throughout their supply chains.
The Company has two reportable segments: Transportation and Logistics. Within each segment, the Company has robust service offerings that are positioned to capitalize on fast-growing areas of customer demand. See Note 2—Segment Reporting for further information on the Company’s operations.
The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with the accounting policies described in its annual report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”), except as described herein, and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the 2018 Form 10-K.
In the opinion of management, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of financial condition, operating results and cash flows for the interim periods presented, have been made. Interim results of operations are not necessarily indicative of full year results.
Restricted Cash
At March 31, 2019 and December 31, 2018, the total amount of restricted cash included in Other long-term assets on the Condensed Consolidated Balance Sheets was $13 million and $12 million, respectively.
Receivables Securitization and Factoring
The Company uses trade accounts receivables securitization and factoring programs in the normal course of business to help manage its cash flows. The following table provides information related to our receivables securitization and factoring programs for the quarters ended:

	March 31,	March 31,
(In millions)	2019	2018
Securitization program
Receivables sold	$323	$—
Cash consideration	260	—
Deferred purchase price	63	—

Factoring programs
Receivables sold	184	141
Cash consideration	183	141
In addition to the cash consideration referenced above, the Company received $71 million in the first quarter of 2019 related to the realization of cash on a deferred purchase price receivable. This amount is reflected as cash collected on deferred purchase price receivable within Net cash used in investing activities. See Note 7—Debt for additional information related to the Company’s receivables securitization borrowing program.

Fair Value Measurements
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures,” defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and classifies the inputs used to measure fair value into the following hierarchy:

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
The fair value estimates are based upon certain market assumptions and information available to management. The carrying values of cash and cash equivalents, accounts receivable, deferred purchase price related to accounts receivable sold, accounts payable, accrued expenses and current maturities of long-term debt approximated their fair values at March 31, 2019 and December 31, 2018 due to their short-term nature or because they were receivable or payable on demand. The Level 1 cash equivalents include money market funds valued using quoted prices in active markets. The Level 2 cash equivalents include short-term investments valued using published interest rates for instruments with similar terms and maturities. For information regarding the fair value hierarchy of the Company’s derivative instruments and financial liabilities, refer to Note 6—Derivative Instruments and Note 7—Debt, respectively.
The following table summarizes the fair value hierarchy of cash equivalents:

(In millions)	Carrying Value	Fair Value	Level 1	Level 2
March 31, 2019	$171	$171	$168	$3
December 31, 2018	237	237	236	1
Adoption of New Accounting Standards
In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The core principle of Topic 842 is that a lessee should recognize on its Condensed Consolidated Balance Sheets the assets and liabilities that arise from leases, including operating leases. Under the new requirements, a lessee recognizes in the balance sheet the right-of-use asset, representing the right to use the underlying asset, and the lease liability, representing the present value of future lease payments.
The Company utilized a comprehensive approach to assess the impact of Topic 842 on its financial statements and related disclosures. In particular, the Company completed a comprehensive review of its lease portfolio and enhanced its internal controls, including those related to the identification, measurement and disclosure of its lease portfolio. In addition, the Company implemented a new software solution to facilitate compliance with the new guidance. For further information on the Company’s leases, refer to Note 5—Leases.
Accounting Pronouncements Issued but Not Yet Effective
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU amends the current incurred losses impairment method with a method that reflects expected credit losses on certain types of financial instruments, including trade receivables. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period; however, early adoption is permitted. While the Company is currently evaluating the impact of this standard on its consolidated financial statements, it believes it may impact the allowance for doubtful accounts on trade accounts receivable as credit losses may be recognized earlier under the expected loss model.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a

Service Contract.” The ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Under the guidance, any capitalized implementation costs would be included in prepaid expenses, amortized over the term of the hosting arrangement on a straight-line basis and presented in the same line items in the Consolidated Statement of Income as the expense for fees of the associated hosting arrangements. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period, however, early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.
2. Segment Reporting
The Company is organized into two reportable segments: Transportation and Logistics.
In the Transportation segment, the Company provides multiple services to facilitate movements of raw materials, parts and finished goods. The Company accomplishes this by using its proprietary technology, third-party independent carriers and Company-owned transportation assets and service centers. XPO’s transportation services include: freight brokerage, last mile, less-than-truckload (“LTL”), full truckload, global forwarding and managed transportation. Freight brokerage, last mile, global forwarding and managed transportation are all non-asset or asset-light operations; LTL and full truckload are primarily asset-based operations.
In the Logistics segment, which we also refer to as supply chain, the Company provides differentiated and data-intensive contract logistics services for customers, including value-added warehousing, distribution and inventory management, e-commerce fulfillment, cold chain solutions, reverse logistics, packaging and labeling, factory support, aftermarket support and order personalization services. In addition, the Logistics segment provides highly engineered, customized solutions and supply chain optimization services, such as volume flow management, predictive analytics and advanced automation.
Certain of the Company’s operating units provide services to other Company operating units outside of their reportable segment. Billings for such services are based on negotiated rates and are reflected as revenue of the billing segment. These rates are adjusted from time to time based on market conditions. Such intersegment revenues and expenses are eliminated in the Company’s consolidated results.
Corporate includes corporate headquarters costs for executive officers and certain legal and financial functions, as well as certain other costs and credits not attributed to the Company’s core business. These costs and credits are not allocated to the business segments.
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
The Company evaluates performance based on the various financial measures of its two reporting segments. The following table shows selected financial data for the three months ended March 31, 2019 and 2018:

(In millions)	Transportation	Logistics	Corporate	Eliminations	Total
Three months ended March 31, 2019
Revenue	$2,659	$1,494	$—	$(33)	$4,120
Operating income (loss)	128	46	(42)	—	132
Depreciation and amortization	116	61	3	—	180

Three months ended March 31, 2018
Revenue	$2,774	$1,448	$—	$(30)	$4,192
Operating income (loss)	139	48	(46)	—	141
Depreciation and amortization	114	55	2	—	171

3. Revenue Recognition
Disaggregation of Revenues
The Company disaggregates its revenue by geographic area and service offering. The following tables present the Company’s revenue disaggregated by geographic area based on sales office location:

	Three Months Ended March 31, 2019
(In millions)	Transportation	Logistics	Eliminations	Total
Revenue
United States	$1,836	$557	$(5)	$2,388
North America (excluding United States)	67	18	—	85
France	364	169	(5)	528
United Kingdom	188	335	(18)	505
Europe (excluding France and United Kingdom)	201	392	(4)	589
Other	3	23	(1)	25
Total	$2,659	$1,494	$(33)	$4,120

	Three Months Ended March 31, 2018
(In millions)	Transportation	Logistics	Eliminations	Total
Revenue
United States	$1,954	$502	$(5)	$2,451
North America (excluding United States)	62	13	—	75
France	389	179	(4)	564
United Kingdom	170	339	(16)	493
Europe (excluding France and United Kingdom)	196	390	(4)	582
Other	3	25	(1)	27
Total	$2,774	$1,448	$(30)	$4,192
The following table presents the Company’s revenue disaggregated by service offering:

	Three Months Ended March 31,
(In millions)	2019	2018
Transportation:
Freight brokerage and truckload	$1,092	$1,179
LTL	1,179	1,173
Last mile (1)	224	238
Managed transportation	124	137
Global forwarding	77	82
Transportation eliminations	(37)	(35)
Total Transportation segment revenue	2,659	2,774
Total Logistics segment revenue	1,494	1,448
Intersegment eliminations	(33)	(30)
Total revenue	$4,120	$4,192

(1)	Comprised of the Company’s North American last mile operations.

Transaction Price Allocated to Remaining Performance Obligation
The Company’s remaining performance obligation represents the aggregate amount of transaction price yet to be recognized as of the end of the reporting period. As permitted in determining the remaining performance obligation, the Company omits obligations that either: (i) have original expected durations of one year or less, or (ii) contain variable consideration. On March 31, 2019, the fixed consideration component of the Company’s remaining performance obligation was approximately $1.6 billion, of which the Company expects to recognize approximately 80% over the next three years and the remainder thereafter. Most of the remaining performance obligation relates to the Logistics reportable segment. The Company’s remaining performance obligations relate to variable consideration and will be satisfied over the remaining term of the contracts based on the volume of services provided. Remaining performance obligations are based on estimates made at a point in time and actual amounts may differ from these estimates due to changes in foreign currency exchange rates, contract revisions or terminations.
4. Restructuring Charges
The Company engages in restructuring actions as part of its ongoing efforts to best utilize its resources and infrastructure. In the first quarter of 2019, management approved restructuring plans that included severance and facility-related costs. A portion of the first quarter charge related to the Company’s largest customer downsizing its business. The following table sets forth the restructuring-related activity:

		Three Months Ended March 31, 2019
(In millions)	Reserve Balance as of December 31, 2018	Charges Incurred	Payments	Foreign Exchange and Other	Reserve Balance as of March 31, 2019
Severance:
Transportation	$9	$9	$(7)	$1	$12
Logistics	5	1	(1)	(1)	4
Corporate	2	—	(1)	1	2
Total severance	16	10	(9)	1	18
Facilities:
Transportation	—	3	—	—	3
Total	$16	$13	$(9)	$1	$21
With respect to the $13 million charge taken in the first quarter of 2019, $3 million was recorded in Cost of transportation and services and $10 million was recorded in Sales, general and administrative expense in the Condensed Consolidated Statements of Income. The Company expects that the majority of the cash payments related to this charge will be made within twelve months.
5. Leases
Adoption of Topic 842, “Leases”
On January 1, 2019, the Company adopted Topic 842 prospectively through a cumulative-effect adjustment with no restatement of prior period financial statements. Upon adoption, the Company elected the package of practical expedients to retain the lease identification, classification and initial direct costs for existing leases. Additionally, the Company elected to not recognize on the Consolidated Balance Sheets any lease with an initial term of 12 months or less and to not separate lease and non-lease components within a contract. Adoption of the new standard as of January 1, 2019 resulted in the recognition of $2.1 billion of Operating lease assets and liabilities on the Condensed Consolidated Balance Sheets, as well as an increase to Retained earnings of $6 million related to a deferred gain from a prior sale-leaseback transaction. The adoption of Topic 842 did not have a material impact on the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Cash Flows.
Nature of Leases
Most of the Company’s leases are comprised of real estate leases. In addition, the Company leases trucks, trailers, containers and material handling equipment. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the estimated present value of the lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, incremental borrowing rates were used based on the Company’s outstanding debt to determine the present value of future lease payments. The Company includes options to extend or terminate the lease in the lease term when the Company is reasonably certain to exercise such options. The Company excludes variable lease payments (such as payments based on an index or reimbursements of lessor costs) from its initial measurement of the lease liability.
The components of lease expense and gain realized on sale-leaseback transactions were as follows:

(In millions)	Three Months Ended March 31, 2019
Operating lease cost	$175
Short-term lease cost	46
Variable lease cost	18
Total operating lease cost	$239
Finance lease cost:
Amortization of leased assets	$11
Interest on lease liabilities	2
Total finance lease cost	$13
Total lease cost	$252
Gain recognized on sale-leaseback transactions	$19
Supplemental balance sheet information related to leases was as follows:

(In millions)	March 31, 2019
Operating leases:
Operating lease assets	$2,047
Short-term operating lease liabilities	448
Operating lease liabilities	1,586
Total operating lease liabilities	$2,034
Finance leases:
Property and equipment, gross	$390
Accumulated depreciation	(90)
Property and equipment, net	$300
Short-term borrowings and current maturities of long-term debt	53
Long-term debt	231
Total finance lease liabilities	$284
Weighted-average remaining lease term
Operating leases	6 years
Finance leases	5 years
Weighted-average discount rate
Operating leases	5.12%
Finance leases	2.55%

Supplemental cash flow information related to leases was as follows:

(In millions)	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$265
Operating cash flows from finance leases	2
Financing cash flows from finance leases	15
Leased assets obtained in exchange for new lease obligations:
Operating leases	175
Finance leases	13
Maturities of lease liabilities as of March 31, 2019 were as follows:

(In millions)	Finance Leases	Operating Leases
Remainder of 2019	$46	$395
2020	58	521
2021	55	396
2022	51	304
2023	52	227
Thereafter	40	561
Total lease payments	$302	$2,404
Less: interest	(18)	(370)
Present value of lease liabilities	$284	$2,034
Disclosures Related to Topic 840
Future minimum lease payments with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2018 were as follows:

(In millions)	Capital Leases	Operating Leases
Year ending December 31:
2019	$61	$577
2020	60	460
2021	55	367
2022	52	288
2023	43	221
Thereafter	39	523
Total minimum lease payments	$310	$2,436
Amount representing interest	(21)
Present value of minimum lease payments	$289
6. Derivative Instruments
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
The following table presents the account on the Condensed Consolidated Balance Sheets in which the Company’s derivative instruments have been recognized and the related notional amounts and fair values:

	March 31, 2019
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges:
Cross-currency swap agreements	$1,261	Other long-term assets	$—	Other long-term liabilities	$(42)
Interest rate swap	3,506	Other current assets	—	Other current liabilities	(6)
Derivatives not designated as hedges:
Foreign currency option contracts	673	Other current assets	5	Other current liabilities	(1)
Total			$5		$(49)

	December 31, 2018
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges:
Cross-currency swap agreements	$1,270	Other long-term assets	$—	Other long-term liabilities	$(81)
Derivatives not designated as hedges:
Foreign currency option contracts	473	Other current assets	7	Other current liabilities	—
Total			$7		$(81)
The derivatives are classified as Level 2 within the fair value hierarchy. The derivatives are valued using inputs other than quoted prices, such as foreign exchange rates and yield curves.

The effect of derivative instruments designated as hedges in the Condensed Consolidated Statements of Income for the three months ended March 31, 2019 and 2018, are as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives		Amount of Gain (Loss) Reclassified from AOCI into Net Income		Amount of Gain (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,
(In millions)	2019	2018	2019	2018	2019	2018
Derivatives designated as cash flow hedges:
Cross-currency swap agreements	$6	$(11)	$5	$(2)	$—	$—
Interest rate swaps	(6)	—	—	—	—	—
Derivatives designated as net investment hedges:
Cross-currency swap agreements	35	(47)	—	—	2	(3)
Total	$35	$(58)	$5	$(2)	$2	$(3)
The amounts excluded from effectiveness testing for the cross-currency swap agreements were $2 million and $3 million of loss in Accumulated other comprehensive loss (“AOCI”) for derivatives designated as cash flow hedges as of March 31, 2019 and 2018, respectively, and $30 million and $40 million of loss in AOCI for derivatives designated as net investment hedges as of March 31, 2019 and 2018, respectively.
The pre-tax loss recognized in earnings for foreign currency option and forward contracts not designated as hedging instruments was $2 million and $12 million for the three months ended March 31, 2019 and 2018, respectively. These amounts are recorded in Foreign currency loss in the Condensed Consolidated Statements of Income.
Cross-Currency Swap Agreements
In May 2017, the Company entered into certain cross-currency swap agreements to manage the foreign currency exchange risk related to the Company’s international operations by effectively converting the fixed-rate U.S. Dollar (“USD”)-denominated 6.125% senior notes due 2023 (“Senior Notes due 2023”) (see Note 7—Debt), including the associated semi-annual interest payments, to fixed-rate, euro (“EUR”)-denominated debt. The risk management objective of these transactions is to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies and reduce the variability in the functional currency equivalent cash flows of the Senior Notes due 2023.
During the term of the swap contracts, the Company will receive quarterly interest payments from the counterparties in March, June, September and December of each year based on USD fixed interest rates, and the Company will make quarterly interest payments to the counterparties in March, June, September and December of each year based on EUR fixed interest rates. At maturity, the Company will repay the original principal amount in EUR and receive the principal amount in USD.
In 2015, in connection with the issuance of the 6.50% senior notes due 2022 (“Senior Notes due 2022”), the Company entered into certain cross-currency swap agreements to manage the foreign currency exchange risk related to the Company’s international operations by effectively converting a portion of the fixed-rate USD-denominated Senior Notes due 2022, including the associated semi-annual interest payments, to fixed-rate, EUR-denominated debt. The risk management objective of the agreements is to manage the Company’s foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies and reduce the variability in the functional currency equivalent cash flows for a portion of the Senior Notes due 2022. During the term of the swap contracts, the Company will receive semi-annual interest payments from the counterparties in June and December of each year based on USD fixed interest rates, and the Company will make semi-annual interest payments to the counterparties in June and December of each year based on EUR fixed interest rates. At maturity, the Company will repay the original principal amount in EUR and receive the principal amount in USD.
The Company has designated the cross-currency swap agreements as qualifying hedging instruments and is accounting for these as net investment hedges. The Company applies the simplified method of assessing the effectiveness of its net investment hedging relationships. Under this method, for each reporting period, the change in the fair value of the cross-currency swaps is initially recognized in AOCI. The change in the fair value due to foreign exchange remains in AOCI and the initial component excluded from effectiveness testing will initially remain in AOCI and then will be reclassified from AOCI to Interest expense each period in a systematic manner. Cash flows related to the periodic exchange of interest payments for these net investment hedges are included in Operating activities on the Condensed Consolidated Statements of Cash Flows.
Additionally, in 2017, a portion of the cross-currency swap that hedges the Senior Notes due 2023 was de-designated as a net investment hedge and re-designated with a larger notional amount as a cash flow hedge. This cash flow hedge was entered into to manage the related foreign currency exposure from intercompany loans. The amounts in AOCI related to the net investment hedge at the date of de-designation were recognized as cumulative translation adjustments and will remain in AOCI until the subsidiary is sold or substantially liquidated. For the cash flow hedge, the Company reclassifies a portion of AOCI to Foreign currency loss to offset the foreign exchange impact in earnings created by the intercompany loans. The Company also amortizes a portion of AOCI to Interest expense related to the initial portion of a loss excluded from the assessment of effectiveness of the cash flow hedge. Cash flows related to this cash flow hedge are included in Financing activities on the Condensed Consolidated Statements of Cash Flows.
Interest Rate Hedging
In March 2019, the Company executed short-term interest rate swaps to mitigate variability in forecasted interest payments on the Company’s senior secured term loan credit agreement, as amended (the “Term Loan Facility”). The interest rate swaps convert floating rate interest payments into fixed rate interest payments. The company designated the interest rate swaps as qualifying hedging instruments and accounted for these derivatives as cash flow hedges. The interest rate swaps mature on various dates within 2019.
Gains and losses resulting from fair value adjustments to the designated portion of interest rate swaps are recorded in AOCI and reclassified to Interest expense on the dates that interest payments accrue. Cash flows related to the interest rate swaps are included in Operating activities on the Condensed Consolidated Statements of Cash Flows.
Foreign Currency Option and Forward Contracts
In order to mitigate the risk of a reduction in the value of earnings from the Company’s operations that use the EUR or the British pound sterling as their functional currency, the Company uses foreign currency option contracts. Additionally, the Company uses foreign currency forward contracts to mitigate the exposure we experience from intercompany loans which are not designated as permanent and thus create volatility in earnings. These foreign currency contracts (both the option and forward contracts) were not designated as qualifying hedging instruments as of March 31, 2019. The contracts are not speculative; rather, they are used to economically hedge the Company’s exposure to exchange rate fluctuations. The contracts expire in 12 months or less. Gains or losses on the contracts are recorded in Foreign currency loss in the Condensed Consolidated Statements of Income.
In the third quarter of 2018, the Company changed its policy related to the cash flow presentation of foreign currency option contracts, as the Company believes cash receipts and payments related to economic hedges should be classified based on the nature and purpose for which those derivatives were acquired and, given that the Company did not elect to apply hedge accounting to these derivatives, the Company believes it is preferable to reflect these cash flows as Investing activities. Prior to this change, these cash flows were reflected within Operating activities. Net cash used in operating activities for the first quarter ended March 31, 2018 included $8 million of cash usage related to these foreign currency option contracts.

7. Debt
The following table summarizes the Company’s debt:

	March 31, 2019		December 31, 2018
(In millions)	Principal Balance	Carrying Value	Principal Balance	Carrying Value
ABL facility	$—	$—	$—	$—
Term loan facility	2,003	1,965	1,503	1,474
6.125% Senior notes due 2023	535	529	535	529
6.50% Senior notes due 2022	1,200	1,190	1,200	1,190
6.70% Senior debentures due 2034	300	206	300	205
6.75% Senior notes due 2024	1,000	985	—	—
Trade securitization program	272	270	283	281
Unsecured credit facility	—	—	250	246
Finance leases	284	284	289	289
Asset financing and other	46	47	55	55
Total debt	5,640	5,476	4,415	4,269
Short-term borrowings and current maturities of long-term debt	114	114	371	367
Long-term debt	$5,526	$5,362	$4,044	$3,902
The following table summarizes the fair value of the Company’s debt:

(In millions)	Fair Value	Level 1	Level 2
March 31, 2019	$5,635	$3,075	$2,560
December 31, 2018	4,305	2,020	2,285
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
ABL Facility
In October 2015, the Company entered into the Second Amended and Restated Revolving Loan Credit Agreement (the “ABL Facility”). As of March 31, 2019, the Company had a borrowing base of $953 million and availability under the ABL Facility of $727 million after considering outstanding letters of credit on the ABL Facility of $226 million. As of March 31, 2019, the Company was in compliance with the ABL Facility’s financial covenants.
On April 30, 2019, the Company amended the ABL Facility. See Note 11—Subsequent Events, for further information.
Term Loan Facility
2019 Amendments
In March 2019, the Company entered into Amendment No. 4 to Credit Agreement (the “Fourth Amendment”), which permits the Company to incur up to $500 million of incremental term loans under the existing credit agreement on or prior to June 5, 2019 without adjusting the interest rate margin applicable to existing loans outstanding as long as the yield on the incremental term loan does not exceed the yield on the existing loans by 0.75%. Also in March 2019, the Company entered into an Incremental Amendment (Amendment No. 5 to Credit Agreement) (the “Fifth Amendment”), by and among the Company, its subsidiaries signatory thereto, as guarantors, the lenders party thereto and Morgan Stanley Senior Funding, Inc., in its capacity as administrative agent, amending the Senior Secured Term Loan Credit Agreement dated as of October 30, 2015 (as previously amended, amended and restated, supplemented or otherwise modified, the “Term Loan Credit Agreement”).
Pursuant to the Fifth Amendment, the Company borrowed an additional $500 million of incremental loans under a new tranche of term loans (the “Incremental Term Loan Facility”). The terms of the loans under the Incremental Term Loan Facility are substantially similar to those relating to the loans outstanding under the Term Loan Credit Agreement prior to giving effect to the amendment, except with respect to issue price, the interest rate applicable to the Company’s borrowings under the Incremental Term Loan Facility, prepayment premiums in connection with certain voluntary prepayments thereof, and certain other provisions.
The interest rate margin applicable to the Incremental Term Loan Facility is 1.50%, in the case of base rate loans, and 2.50%, in the case of London Interbank Offered Rate (“LIBOR”) loans. Proceeds from borrowings under the Incremental Term Loan Facility will be used: (i) for general corporate purposes, including to fund purchases of equity interests of the Company as described in Note 8—Stockholders’ Equity, and (ii) to pay fees and expenses relating to, or in connection with the transactions contemplated by, the amendment. The incremental loans under the Incremental Term Loan Facility were issued at a price of 99.50% of par.
The interest rate on the Term Loan Facility and the Incremental Term Loan Facility was 4.50% and 4.98%, respectively as of March 31, 2019.
2018 Amendments
In February 2018, the Company amended the Term Loan Facility, which reduced the interest rate under the facility and extended the maturity date to February 23, 2025. The refinancing resulted in a debt extinguishment charge of $10 million during the first quarter of 2018.
Senior Notes due 2024
In February 2019, the Company completed its private placement of $1.0 billion aggregate principal amount of senior notes (“Senior Notes due 2024”). The Senior Notes due 2024 bear interest at a rate of 6.75% per annum, payable semiannually in cash in arrears, commencing August 15, 2019. The Senior Notes due 2024 will mature on August 15, 2024. The Senior Notes due 2024 are guaranteed by each of the Company’s direct and indirect wholly owned restricted subsidiaries (other than certain excluded subsidiaries) that guarantees or is or becomes a borrower under the Company’s ABL Facility or existing secured term loan facility (or certain replacements thereof) or that guarantees certain capital markets indebtedness of the Company or any guarantor of the Senior Notes due 2024. The Senior Notes due 2024 and the guarantees thereof are unsecured, unsubordinated indebtedness of the Company and the guarantors. Proceeds from the Senior Notes due 2024 were used to repay the Company’s outstanding obligation under the Unsecured Credit Facility described below and to finance a portion of its share repurchases as described in Note 8—Stockholders’ Equity.
Trade Securitization Program
In October 2017, XPO Logistics Europe SA (“XPO Logistics Europe”), in which the Company holds an 86.25% controlling interest, entered into a trade receivables securitization program for a term of three years co-arranged by Crédit Agricole and HSBC. The aggregate maximum amount available under the program is €350 million (approximately $393 million as of March 31, 2019). As of March 31, 2019, the remaining borrowing capacity, which considers receivables that are collateral as well as receivables which have been sold, was less than €1 million (less than $1 million) and the weighted-average interest rate was 1.12%. Charges for administrative fees and commitment fees, the latter of which is based on a percentage of the unused amounts available, were not material to the Company’s results of operations for the three months ended March 31, 2019 and 2018.
Unsecured Credit Facility
In December 2018, the Company entered into a $500 million unsecured credit agreement (“Unsecured Credit Agreement”) with Citibank, N.A., with a maturity date of December 23, 2019. As of December 31, 2018, the Company had borrowed $250 million under the Unsecured Credit Agreement. The Company made a second borrowing of $250 million in January 2019. The Company used the proceeds of both borrowings to finance a portion of its share repurchases as described in Note 8—Stockholders’ Equity. In connection with the issuance of the Senior

Notes due 2024 offering described above, the Company repaid its outstanding obligations under the Unsecured Credit Agreement and terminated the facility in February 2019.
8. Stockholders’ Equity
Share Repurchases
On December 14, 2018, the Company’s Board of Directors authorized the repurchase of up to $1 billion of the Company’s common stock (the “2018 Repurchase Program”). Through December 31, 2018, based on the settlement date, the Company purchased and retired 10 million shares of its common stock having an aggregate value of $536 million at an average price of $53.46 per share. In the first quarter of 2019, based on the settlement date, the Company purchased and retired 8 million shares of its common stock having an aggregate value of $464 million at an average price of $59.47 per share, which completed the authorization under the 2018 Repurchase Program. The share repurchases were funded by the Unsecured Credit Facility and available cash.
On February 13, 2019, the Company’s Board of Directors authorized additional repurchases of up to $1.5 billion of the Company’s common stock (the “2019 Repurchase Program”). The repurchase authorization permits the Company to repurchase shares in both open market and private repurchase transactions, with the timing and number of shares repurchased dependent on a variety of factors, including price, general business and market conditions, alternative investment opportunities and funding considerations. In the first quarter of 2019, based on the settlement date, the Company purchased and retired 15 million shares of its common stock having an aggregate value of $763 million at an average price of $49.86 per share under the 2019 Repurchase Program. Additionally, through April 30, 2019, based on the settlement date, the Company purchased and retired 2 million shares of its common stock having an aggregate value of $119 million at an average price of $56.74 per share. The share repurchases were funded by available cash and proceeds from new debt offerings. The Company is not obligated to repurchase any specific number of shares and may suspend or discontinue the program at any time.
Dividends
The Series A Convertible Perpetual Preferred Stock pays quarterly cash dividends equal to the greater of: (i) the “as-converted” dividends on the underlying Company common stock for the relevant quarter, and (ii) 4% of the then-applicable liquidation preference per annum.
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

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
(In millions, except per share data)	2019	2018
Basic earnings per common share
Net income attributable to XPO	$47	$73
Series A preferred stock dividends	(1)	(1)
Non-cash allocation of undistributed earnings	(3)	(5)
Net income attributable to common shares, basic	$43	$67

Basic weighted-average common shares	107	120
Basic earnings per share	$0.40	$0.56

Diluted earnings per common share
Net income attributable to common shares, diluted	$43	$67

Basic weighted-average common shares	107	120
Dilutive effect of non-participating stock-based awards and equity forward	10	13
Diluted weighted-average common shares	117	133

Diluted earnings per share	$0.37	$0.50

Potential common shares excluded	10	10
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
Intermodal Drayage Classification Claims
Certain of the Company’s intermodal drayage subsidiaries received notices from the California Labor Commissioner, Division of Labor Standards Enforcement (the “DLSE”), that a total of approximately 150 owner-operators contracted with these subsidiaries filed claims in 2012 with the DLSE in which they assert that they should be classified as employees, rather than independent contractors. These claims seek reimbursement for the owner-operators’ business expenses, including fuel, tractor maintenance and tractor lease payments. Decisions were rendered in June 2015 by a DLSE hearing officer with respect to claims of five plaintiffs, resulting in awards in an aggregate amount of approximately $1 million, following which the Company appealed the decisions in the U.S. District Court for the Central District of California (“Central District Court”). On May 16, 2017, the Central District Court issued judgment finding that the five claimants were employees rather than independent contractors and awarding an aggregate of approximately $1 million plus post-judgment interest and attorneys’ fees to the claimants. The Company appealed this judgment, but on February 20, 2019, the United States Court of Appeals for the Ninth Circuit declined to consider the appeal on technical grounds. In addition, separate decisions were rendered in April 2017 by a DLSE hearing officer in claims involving four additional plaintiffs, resulting in an award for the plaintiffs in an aggregate amount of approximately $1 million, which the Company has appealed to the California Superior Court, Long Beach. The remaining DLSE claims (the “Pending DLSE Claims”) were transferred to California Superior Court in three separate actions involving approximately 170 claimants, including the claimants mentioned above who originally filed claims in 2012. The Company has reached an agreement to settle the majority of the Pending DLSE Claims, the settlement payment has been made, and dismissals are pending. In addition, certain of the Company’s intermodal drayage subsidiaries are party to putative class action litigations and other administrative claims in California brought by independent contract carriers who contracted with these subsidiaries. In these litigations, the contract carriers assert that they should be classified as employees, rather than independent contractors. The Company believes that it has adequately accrued for the potential impact of loss contingencies that are probable and reasonably estimable relating to the claims referenced above. The Company is unable at this time to estimate the amount of the possible loss or range of loss, if any, in excess of its accrued liability that it may incur as a result of these claims given, among other reasons, that the range of potential loss could be impacted substantially by future rulings by the courts involved, including on the merits of the claims.
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
Shareholder Litigation
On December 14, 2018, two putative class actions were filed in the U.S. District Court for the District of Connecticut and the U.S. District Court for the Southern District of New York against the Company and certain of its current and former executives, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, as well as Section 20(a) of the Exchange Act, based on alleged material misstatements and omissions in the Company’s public filings with the U.S. Securities and Exchange Commission. On January 7, 2019, the plaintiff in one of the actions, Leeman v. XPO Logistics, Inc. et al., No. 1:18-cv-11741 (S.D.N.Y.), voluntarily dismissed the action without prejudice. The other action, Labul v. XPO Logistics, Inc. et al., No. 3:18-cv-02062 (D. Conn.), is pending and in the early stages of litigation. The Company intends to defend itself vigorously against the allegations. The Company is unable at this time to determine the amount of the possible loss or range of loss, if any, that it may incur as a result of these matters.
11. Subsequent Events
On April 30, 2019, the Company entered into Amendment No. 3 to the ABL Facility (the “Amendment”), by and among the Company, certain subsidiaries signatory thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., in its capacity as agent, amending the ABL Facility, as amended by the Amendment, (the “Amended ABL Facility”).
The Amendment amends the ABL Facility to, among other things: (i) extend the maturity date thereof to April 30, 2024 (subject, in certain circumstances, to a springing maturity if more than $200 million of the Company’s Senior Notes due 2022, Senior Notes due 2022 or certain refinancings thereof remain outstanding 91 days prior to their respective maturity); (ii) increase the aggregate principal amount of the commitments thereunder to $1.1 billion; (iii) reduce the interest rate margin and commitment fees thereunder; and (iv) make certain other changes to the covenants and other provisions therein.
Loans under the Amended ABL Facility are secured on a first lien basis by the assets of the credit parties which constitute ABL Priority Collateral (as defined therein), and on a second lien basis by certain other assets.
Loans under the Amended ABL Facility will bear interest at a rate equal to LIBOR or base rate plus an applicable margin of 1.25% to 1.50%, in the case of LIBOR loans, and 0.25% to 0.50%, in the case of base rate loans.

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
Reference should be made to the audited Consolidated Financial Statements and notes thereto and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2018 Annual Report on Form 10-K.
Executive Summary
XPO Logistics, Inc., a Delaware corporation, together with its subsidiaries (“XPO,” “XPO Logistics,” the “Company,” “we” or “our”), is a top ten global provider of cutting-edge supply chain solutions to the most successful companies in the world. We use our highly integrated network of people, technology and physical assets to help our customers manage their goods most efficiently throughout their supply chains. Our revenue derives from a mix of key verticals, such as retail and e-commerce, food and beverage, consumer packaged goods and industrial and our customers are multinational, national, mid-size and small enterprises.
We run our business on a global basis with two reporting segments: Transportation and Logistics. In 2018, approximately 65% of our revenue came from Transportation; the other 35% came from Logistics. Within each segment, we have robust service offerings that are positioned to capitalize on fast-growing areas of customer demand. Substantially all of our services operate under the single brand of XPO Logistics.
Our markets are highly diversified. Based on where orders originated, approximately 59% of our 2018 revenue was generated in the United States, 13% in France and 12% in the United Kingdom. The more than 50,000 customers we serve are in every major industry and touch every part of the economy. As of March 31, 2019, we operated in 32 countries with 1,540 locations and approximately 100,000 employees.
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

Globally, we are the second largest freight brokerage provider, and a top five provider of managed transportation based on the value of freight under management. Many of our transportation services hold market-leading positions in North America and Europe. In North America, we are the largest provider of last mile logistics for heavy goods; the largest manager of expedited shipments; a top three provider of less-than-truckload (“LTL”) transportation; and a top three provider of intermodal services, with a national drayage network. We are also a freight forwarder with a global network of ocean, air, ground and cross-border services.
In Europe, we provide full truckload transportation as dedicated and non-dedicated services using our fleet, which is the largest owned road fleet in Europe, and as a brokered service using independent carriers. Our other transportation offerings in Europe are LTL transportation, which we provide through one of the largest LTL networks in Western Europe, and last mile logistics. Our total lane density in Europe covers the regions that produce approximately 90% of the eurozone’s gross domestic product.
We use a blended model of owned, contracted and brokered capacity for truck transportation. This gives us extensive flexibility to provide solutions that best serve the interests of our customers and the Company. The non-asset portion of our model is predominately variable cost and includes our brokerage operations, as well as contracted capacity with independent providers. As of March 31, 2019, globally, we had approximately 12,000 independent carriers and owner-operators under contract to provide drayage, expedite, last mile and LTL services to our customers, and more than 50,000 independent brokered carriers representing over 1,000,000 trucks on the road.
We employ professional drivers who transport goods for customers using our fleet of owned and leased trucks and trailers. Globally, our road fleet encompasses approximately 16,000 tractors and approximately 39,000 trailers, primarily related to our LTL operations in North America and our full truckload operations in Europe. These assets also provide supplemental capacity for our freight brokerage operations as needed. Overall, our operations are asset-light; with the revenue generated by activities directly associated with our owned assets accounting for less than a third of our revenue in 2018.
Logistics Segment
In our Logistics segment, which we sometimes refer to as supply chain or contract logistics, we have deep expertise in key verticals, and strong positions in fast-growing sectors, such as e-fulfillment, returns management and temperature-controlled warehousing. We provide a range of contract logistics services for customers, including value-added warehousing, distribution and inventory management, omnichannel and e-commerce fulfillment, cold chain solutions, reverse logistics and surge management. In addition, our Logistics segment provides highly engineered, customized solutions and supply chain optimization services, such as volume flow management. Once we secure a logistics contract, the average tenure is approximately five years and the relationship can lead to a wider use of our services, such as inbound and outbound logistics.
XPO is the second largest contract logistics provider worldwide, with an expansive footprint of shared and dedicated facilities. This makes us particularly attractive to large customers with multinational operations. Our logistics customers include many of the preeminent names in retail and e-commerce, food and beverage, technology, aerospace, wireless, industrial and manufacturing, chemical, agribusiness, life sciences and healthcare.
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
We are the largest outsourced e-fulfillment provider in Europe, and we have a major platform for e-fulfillment in North America, where we provide highly customized solutions that include reverse logistics and omnichannel services. Our experience with fast-growing e-commerce categories makes us a valuable partner to customers who want to outsource order fulfillment, product returns, testing, refurbishment, warranty management, refunding, order personalization and other value-added services. Together with our last mile expertise with heavy goods, our logistics capabilities provide omnichannel retailers with superior control, flexible warehousing options and labor, advanced automation and a national network of home delivery hubs.

Operating Philosophy
One of our Company’s most compelling competitive advantages is our combination of technology, density and scale. This allows us to solve complex supply chain problems for customers by providing them with integrated, end-to-end solutions. Many customers, particularly large companies, prefer to use large, multimodal service providers to manage more than one aspect of the supply chain. Additionally, we are positioned to capitalize on secular trends in demand, such as outsourcing and just-in-time inventory practices.
Two hallmarks of our operations are technology and sustainability.
We prioritize innovation because we believe that advanced technology is critical to continuously improving customer service, controlling costs and leveraging our scale. Our 2018 investment in technology was approximately $500 million, among the highest in our industry.
We concentrate our efforts in four areas of innovation: automation and intelligent machines, dynamic data science, the digital freight marketplace, and visibility and customer service. Our global team of approximately 1,700 technology professionals can deploy proprietary software very rapidly on our cloud-based platform. Our focus is on developing innovations that differentiate our services, create benefits for our customers and value for our shareholders. For example, we have the ability to share data with our customers in real time, including visibility of orders moving through fulfillment and shipments in transit. Our technology gives us a birds-eye view of real-time market conditions and pricing for truckload, intermodal and LTL, and facilitates load assignments with our independent contractors, all of which greatly enhances customer service.
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

Consolidated Summary Financial Table

	Three Months Ended March 31,		Percent of Revenue		Change
(Dollars in millions)	2019	2018	2019	2018	2019 vs. 2018
Revenue	$4,120	$4,192	100.0%	100.0%	(1.7)%
Cost of transportation and services	2,096	2,225	50.9%	53.1%	(5.8)%
Direct operating expense	1,406	1,376	34.1%	32.8%	2.2%
SG&A expense	486	450	11.8%	10.7%	8.0%
Operating income	132	141	3.2%	3.4%	(6.4)%
Other expense (income)	(17)	(19)	(0.4)%	(0.5)%	(10.5)%
Foreign currency loss	2	12	—%	0.3%	(83.3)%
Debt extinguishment loss	5	10	0.1%	0.2%	(50.0)%
Interest expense	71	59	1.7%	1.4%	20.3%
Income before income tax provision	71	79	1.7%	1.9%	(10.1)%
Income tax provision	19	—	0.5%	—%	100.0%
Net income	$52	$79	1.3%	1.9%	(34.2)%
Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018
Revenue for the first quarter of 2019 decreased 1.7% to $4.1 billion, compared with the same quarter in 2018. The decrease primarily reflects the impact of an approximate $90 million reduction in transportation revenue from our largest customer, partially offset by growth in North American contract logistics. Foreign currency movement contributed to the decrease in revenue by approximately 3.2 percentage points in the first quarter of 2019.
Cost of transportation and services includes the cost of providing or procuring freight transportation for XPO customers and salaries paid to employee drivers in our truckload and LTL operations.
Cost of transportation and services for the first quarter of 2019 was $2.1 billion, or 50.9% of revenue, compared with $2.2 billion, or 53.1% of revenue, for the first quarter of 2018. The decrease as a percentage of revenue was primarily driven by higher contract logistics revenue and lower third-party transportation costs in freight brokerage, partially offset by higher payroll expenses in North America LTL.
Direct operating expenses are both fixed and variable expenses and consist of operating costs related to our contract logistics facilities, last mile warehousing facilities, LTL service centers and European LTL network. Direct operating expenses consist mainly of personnel costs, facility and equipment expenses such as rent, utilities, equipment maintenance and repair, costs of materials and supplies, information technology expenses, depreciation expense and gains and losses on sales of property and equipment.
Direct operating expense for the first quarter of 2019 was $1.4 billion, or 34.1% of revenue, compared with $1.4 billion, or 32.8% of revenue, for the first quarter of 2018. The increase as a percentage of revenue was primarily driven by higher costs for payroll and benefits to support growth in our North American contract logistics business, partially offset by lower temporary labor costs. Additionally, the first quarter of 2019 included $21 million of gains on the sales of property and equipment.
Sales, general and administrative expense (“SG&A”) primarily consists of the cost of salaries and benefits for executive and certain administration functions, depreciation and amortization expense, professional fees, facility costs, bad debt expense and legal costs.
SG&A for the first quarter of 2019 was $486 million, or 11.8% of revenue, compared with $450 million, or 10.7% of revenue, for the first quarter of 2018. The increase in SG&A as a percentage of revenue primarily reflects higher payroll expenses, including in our European transportation business, and depreciation expenses, partially offset by lower share-based compensation.
Other expense (income) for the first quarter of 2019 was $17 million of income as compared with $19 million of income for the first quarter of 2018. The primary driver of the decrease was lower net periodic pension income of $14 million in the first quarter of 2019, compared with $18 million in the first quarter of 2018.

Foreign currency loss was $2 million for the first quarter of 2019, compared with $12 million for the first quarter of 2018. The reduction was primarily driven by lower realized losses incurred on foreign currency option and forward contracts in 2019. For additional information on our foreign currency option and forward contracts, see Note 6—Derivative Instruments to our Condensed Consolidated Financial Statements.
Debt extinguishment losses were $5 million and $10 million for the first quarter of 2019 and 2018, respectively. Debt extinguishment loss in the first quarter of 2019 related to the write-off of debt issuance costs for the unsecured credit facility that was repaid in the first quarter of 2019. Debt extinguishment loss in the first quarter of 2018 related to the refinancing of our senior secured term loan credit agreement, as amended (the “Term Loan Facility”). See Liquidity and Capital Resources below for further information.
Interest expense increased to $71 million for the first quarter of 2019 from $59 million for the first quarter of 2018, primarily due to higher average total indebtedness.
Our effective income tax rates were 26.6% and (0.3)% for the first quarter of 2019 and 2018, respectively. The effective tax rates for the first quarter of 2019 and 2018 were based on forecasted full year effective tax rates, adjusted for discrete items that occurred within the periods presented. There were no material discrete items impacting the effective tax rate for the first quarter of 2019. The primary items impacting the effective tax rate for the first quarter of 2018 included discrete tax benefits of $19 million from stock-based compensation and $4 million associated with the decision to deduct foreign taxes paid in prior years.
Transportation Segment
Summary Financial Table

	Three Months Ended March 31,		Percent of Revenue		Change
(Dollars in millions)	2019	2018	2019	2018	2019 vs. 2018
Revenue	$2,659	$2,774	100.0%	100.0%	(4.1)%
Operating income	128	139	4.8%	5.0%	(7.9)%
Note: Total depreciation and amortization for the Transportation segment included in Cost of transportation and services, Direct operating expense and SG&A was $116 million and $114 million for the three months ended March 31, 2019 and 2018, respectively.
Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018
Transportation segment revenue decreased 4.1% to $2.7 billion for the first quarter of 2019, compared with $2.8 billion for the first quarter of 2018. The year-over-year decrease was primarily due to lower freight brokerage and direct postal injection revenue in our last mile business from our largest customer, which together decreased by approximately $90 million in the first quarter of 2019 as compared with 2018. Foreign currency movement contributed to the decrease in revenue by approximately 2.3 percentage points in the first quarter of 2019. We ceased offering our direct postal injection service in last mile in the first quarter of 2019.
Transportation segment operating income for the first quarter of 2019 decreased to $128 million, or 4.8% of revenue, compared with $139 million, or 5.0% of revenue, for the first quarter of 2018. The year-over-year decrease was driven primarily by lower revenue in our last mile and North America freight brokerage businesses, as well as higher payroll and depreciation and amortization expenses, partially offset by $20 million of gains on sales of property and equipment. Depreciation and amortization expense in the first quarter of 2019 included $6 million related to the impairment of customer relationship intangibles associated with exiting the direct postal injection business.

Logistics Segment
Summary Financial Table

	Three Months Ended March 31,		Percent of Revenue		Change
(Dollars in millions)	2019	2018	2019	2018	2019 vs. 2018
Revenue	$1,494	$1,448	100.0%	100.0%	3.2%
Operating income	46	48	3.1%	3.3%	(4.2)%
Note: Total depreciation and amortization for the Logistics segment included in Cost of transportation and services, Direct operating expense and SG&A was $61 million and $55 million for the three months ended March 31, 2019 and 2018, respectively.
Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018
Logistics segment revenue increased 3.2% to $1.5 billion for the first quarter of 2019, compared with $1.4 billion for the first quarter of 2018. The year-over-year increase was driven by strong demand for contract logistics in North America, partially offset by a decline in contract logistics in Europe. Revenue growth was led by our e-commerce, food and beverage, consumer packaged goods, and aerospace sectors. Foreign currency movement decreased revenue growth by approximately 5.0 percentage points in the first quarter of 2019.
Operating income for the first quarter of 2019 decreased to $46 million, or 3.1% of revenue, compared with $48 million, or 3.3% of revenue, for the first quarter of 2018. The year-over-year decrease was driven primarily by higher direct operating costs driven by new contract startups and higher insurance costs, almost entirely offset by higher net revenue, as well as by lower temporary labor costs. The higher depreciation and amortization expense in the first quarter of 2019, as compared to the first quarter of 2018, reflects the impact of prior capital investments and new contract startups. Net revenue is defined as Revenue less Cost of transportation and services.
Restructuring Charges
We engage in restructuring actions as part of our ongoing efforts to best utilize our resources and infrastructure. Our first quarter 2019 results reflect a restructuring charge of $13 million, $3 million of which was recorded in Cost of transportation and services and $10 million in SG&A in the Condensed Consolidated Statements of Income. For more information on the charge, see Note 4—Restructuring Charges to the Condensed Consolidated Financial Statements. Upon successful completion of the restructuring initiatives in 2020, we expect to achieve annualized pre-tax savings of approximately $9 million.
Liquidity and Capital Resources
Our principal existing sources of cash are: (i) cash generated from operations, (ii) borrowings available under the Second Amended and Restated Revolving Loan Credit Agreement (the “ABL Facility”), and (iii) proceeds from the issuance of other debt. As of March 31, 2019, we have $727 million available to draw under the ABL Facility, based on a borrowing base of $953 million, as well as outstanding letters of credit of $226 million. In addition, we use trade accounts receivables securitization and factoring programs to help manage our cash flows and to offset the impact of certain customers extending payment terms.
We continually evaluate our liquidity requirements, capital needs and the availability of capital resources based on our operating needs and our planned growth initiatives. We believe that our existing sources of liquidity will be sufficient to support our existing operations over the next 12 months.

The following table provides information related to our receivables securitization and factoring programs for the quarters ended:

	March 31,	March 31,
(In millions)	2019	2018
Securitization program
Receivables sold	$323	$—
Cash consideration	260	—
Deferred purchase price	63	—

Factoring programs
Receivables sold	184	141
Cash consideration	183	141
In addition to the cash consideration referenced above, we received $71 million in the first quarter of 2019 related to the realization of cash on a deferred purchase price receivable. This amount is reflected as cash collected on deferred purchase price receivable within Net cash used in investing activities. See Note 7—Debt to our Condensed Consolidated Financial Statements for additional information related to our receivables securitization borrowing program.
ABL Facility
On April 30, 2019, we amended the ABL Facility, including extending the maturity date and increasing the principal amount. See Note 11—Subsequent Events to our Condensed Consolidated Financial Statements, for further information.
Term Loan Facility
2019 Amendments
In March 2019, we entered into Amendment No. 4 to Credit Agreement, which permits us to incur up to $500 million of incremental term loans under the existing credit agreement on or prior to June 5, 2019 without adjusting the interest rate margin applicable to existing loans outstanding as long as the yield on the incremental term loan does not exceed the yield on the existing loans by 0.75%. Also in March 2019, we entered into Amendment No. 5 to Credit Agreement, under which we borrowed an additional $500 million of incremental loans under a new tranche of term loans. For more information on these amendments, refer to Note 7—Debt to our Condensed Consolidated Financial Statements.
2018 Amendments
In February 2018, we amended the Term Loan Facility, which reduced the interest rate under the facility and extended the maturity date to February 23, 2025. The refinancing resulted in a debt extinguishment charge of $10 million during the first quarter of 2018.
Senior Notes due 2024
In February 2019, we completed our private placement of $1.0 billion aggregate principal amount of senior notes (“Senior Notes due 2024”). The Senior Notes due 2024 bear interest at a rate of 6.75% per annum, payable semiannually in cash in arrears, commencing August 15, 2019. The Senior Notes due 2024 will mature on August 15, 2024. Proceeds from the Senior Notes due 2024 were used to repay our outstanding obligation under the Unsecured Credit Facility described below and to finance a portion of our share repurchases as described in Note 8—Stockholders’ Equity to our Condensed Consolidated Financial Statements.

Unsecured Credit Facility
In December 2018, we entered into a $500 million unsecured credit agreement (“Unsecured Credit Agreement”) with Citibank, N.A., with a maturity date of December 23, 2019. As of December 31, 2018, we had borrowed $250 million under the Unsecured Credit Agreement. We made a second borrowing of $250 million in January 2019. We used the proceeds of both borrowings to finance a portion of our share repurchases as described in Note 8—Stockholders’ Equity to our Condensed Consolidated Financial Statements. In connection with the issuance of the Senior Notes due 2024 offering described above, we repaid our outstanding obligations under the Unsecured Credit Agreement and terminated the facility in February 2019.
Trade Securitization Program
In October 2017, XPO Logistics Europe SA, in which we hold an 86.25% controlling interest, entered into a trade receivables securitization program for a term of three years co-arranged by Crédit Agricole and HSBC. The aggregate maximum amount available under the program is €350 million (approximately $393 million as of March 31, 2019). As of March 31, 2019, the remaining borrowing capacity, which considers receivables that are collateral as well as receivables which have been sold, was less than €1 million (less than $1 million).
Share Repurchases
On December 14, 2018, our Board of Directors authorized the repurchase of up to $1 billion of our common stock (the “2018 Repurchase Program”). Through December 31, 2018, based on the settlement date, we purchased and retired 10 million shares of our common stock having an aggregate value of $536 million at an average price of $53.46 per share. In the first quarter of 2019, based on the settlement date, we purchased and retired 8 million shares of our common stock having an aggregate value of $464 million at an average price of $59.47 per share, which completed the authorization under the 2018 Repurchase Program. The share repurchases were funded by the Unsecured Credit Facility and available cash.
On February 13, 2019, our Board of Directors authorized additional repurchases of up to $1.5 billion of our common stock (the “2019 Repurchase Program”). The repurchase authorization permits us to repurchase shares in both open market and private repurchase transactions, with the timing and number of shares repurchased dependent on a variety of factors, including price, general business and market conditions, alternative investment opportunities and funding considerations. In the first quarter of 2019, based on the settlement date, we purchased and retired 15 million shares of our common stock having an aggregate value of $763 million at an average price of $49.86 per share under the 2019 Repurchase Program. Additionally, through April 30, 2019, based on the settlement date, we purchased and retired 2 million shares of our common stock having an aggregate value of $119 million at an average price of $56.74 per share. The share repurchases were funded by available cash and proceeds from new debt offerings. We are not obligated to repurchase any specific number of shares and may suspend or discontinue the program at any time.
Loan Covenants and Compliance
As of March 31, 2019, we were in compliance with the covenants and other provisions of our debt agreements. Any failure to comply with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
Sources and Uses of Cash

	Three Months Ended March 31,
(In millions)	2019	2018
Net cash used in operating activities	$(96)	$(19)
Net cash used in investing activities	—	(132)
Net cash (used in) provided by financing activities	(29)	126
Effect of exchange rates on cash, cash equivalents and restricted cash	—	8
Net decrease in cash, cash equivalents and restricted cash	$(125)	$(17)

During the three months ended March 31, 2019, we: (i) collected $71 million on a deferred purchase price receivable, (ii) generated proceeds from sales of property and equipment of $47 million, and (iii) received proceeds of $1.8 billion on our long-term debt. We used cash during this period principally to: (i) fund operations of $96 million, (ii) purchase property and equipment of $118 million, (iii) repurchase common stock of $1.2 billion, (iv) make payments on long-term debt and capital leases of $534 million, and (v) pay debt issuance costs of $24 million.
During the three months ended March 31, 2018, we: (i) received proceeds, net of repurchases, of $93 million on our long-term debt, (ii) received advances, net of repayments, of $60 million on our ABL Facility, (iii) generated proceeds from bank overdrafts for $56 million, and (iv) generated proceeds from sales of property and equipment of $10 million. We used cash during this period principally to: (i) fund operations for $19 million, (ii) purchase property and equipment of $142 million, (iii) make payments for tax withholdings on restricted shares of $40 million, and (iv) make payments on long-term debt and capital leases of $37 million.
Cash flows from operating activities for the three months ended March 31, 2019 decreased by $77 million compared with the same quarter in the prior year, due to lower cash-related net income of $25 million, partially offset by net movements in operating assets and liabilities of $52 million. Cash-related net income represents total cash flows from operating activities less changes in assets and liabilities on the Condensed Consolidated Statements of Cash Flows. The largest components of cash-related net income are Net income plus Depreciation and amortization. The changes in the balances of operating assets and liabilities for the three months ended March 31, 2019 compared with the three months ended March 31, 2018, primarily resulted from higher growth in accounts receivable on a year-over-year basis, partially offset by a lower income tax receivable due to higher taxable income and lower benefits from stock-based compensation. Additionally, bonus payments were lower in the first quarter of 2019 compared to the same quarter in the prior year.
Investing activities were cash neutral in the three months ended March 31, 2019 and used $132 million of cash in the three months ended March 31, 2018. During the three months ended March 31, 2019, we used $118 million of cash to purchase property and equipment, received $47 million from the sale of property and equipment and received proceeds of $71 million related to the realization of cash on deferred purchase price receivable. During the three months ended March 31, 2018, we used $142 million of cash to purchase property and equipment and received $10 million from the sale of property and equipment.
Financing activities used $29 million and generated $126 million of cash in the three months ended March 31, 2019 and 2018, respectively. The primary uses of cash during the three months ended March 31, 2019 were the $1.2 billion repurchase of XPO common stock and the $500 million repayment of borrowings under the Unsecured Credit Facility. The primary sources of cash from financing activities during the three months ended March 31, 2019 were $1.7 billion of net proceeds from the issuance of long-term debt, consisting of the incremental term loans and Senior Notes due 2024, as well as amounts received under the senior variable funding notes in connection with our trade securitization program. The primary source of cash from financing activities during the three months ended March 31, 2018 was $899 million of net proceeds from the issuance of long-term debt, consisting of the refinancing of the Term Loan Facility and amounts received under the senior variable funding notes in connection with our trade securitization program, $60 million of net advances from the ABL Facility and $56 million in bank overdrafts. The primary use of cash from financing activities during the three months ended March 31, 2018 was $812 million related to repurchases of debt, consisting of the refinancing of the Term Loan Facility, $40 million of payments for tax withholding related to restricted shares and $37 million repayment of long-term debt and capital leases.
Contractual Obligations
As described more fully above, in the first quarter of 2019, we borrowed $500 million under our Term Loan Facility, received proceeds of approximately $1.0 billion under our new Senior Notes due 2024, and borrowed $250 million and subsequently repaid our borrowings of approximately $500 million under our Unsecured Credit Facility. Following these transactions, the contractual obligations for our debt increased by $1.25 billion in total, with a decrease of $250 million for 2019 and an increase of $1.5 billion in the years after 2023. The contractual obligations for our interest on debt increased by approximately $505 million in total, with an increase of $78 million for 2019, $185 million for 2020-2021, $185 million for 2022-2023 and $57 million thereafter. For information on the maturities of our finance and operating leases as of March 31, 2019, see Note 5—Leases to our Condensed Consolidated Financial Statements. During the three months ended March 31, 2019, there were no other material changes to our December 31, 2018 contractual obligations.

New Accounting Standards
Information related to new accounting standards is included in Note 1—Organization, Description of Business and Basis of Presentation and Note 5—Leases to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
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
In connection with the issuances of the 6.125% senior notes due 2023 (“Senior Notes due 2023”) and the 6.50% senior notes due 2022 (“Senior Notes due 2022”), we entered into certain cross-currency swap agreements to partially manage the related foreign currency exchange risk by effectively converting a portion of the fixed-rate USD-denominated Senior Notes due 2023 and the Senior Notes due 2022, including the semi-annual interest payments, to fixed-rate, EUR-denominated debt. The risk management objective is to manage a portion of the foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies.
In order to mitigate against the risk of a reduction in the value of foreign currency earnings before interest, taxes, depreciation and amortization for those Company operations that use the EUR or the GBP as their functional currency, we use foreign currency option contracts. Gains and losses on these contracts are recorded in Foreign currency loss in the Condensed Consolidated Statements of Income.
See Note 6—Derivative Instruments to our Condensed Consolidated Financial Statements for further information.
There have been no material changes to our quantitative and qualitative disclosures about market risk during the three months ended March 31, 2019, as compared with the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 4. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and acting Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of March 31, 2019 were effective as of such time such that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries, and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information
Item 1. Legal Proceedings.
For information related to our legal proceedings, please refer to “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and Note 10—Legal and Regulatory Matters of Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
There are no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no issuances of unregistered securities during the quarter ended March 31, 2019.
Issuer Purchases of Equity Securities

(In millions, except per share data)	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2019 through January 31, 2019	7	$59.38	7	$20
February 1, 2019 through February 28, 2019	3	53.85	3	1,382
March 1, 2019 through March 31, 2019	13	49.37	13	737
Total	23	$53.10	23	$737

(1)	Based on settlement date.

(2)
On December 14, 2018, we announced that our Board of Directors authorized the repurchase of up to $1 billion of our common stock. This authorization was completed in the first quarter of 2019. On February 14, 2019, we announced that our Board of Directors authorized additional repurchases of up to $1.5 billion of our common stock. The purchases in the first quarter of 2019 under both authorizations are reflected in the above table. Subsequent to the end of the first quarter and through April 30, 2019, based on the settlement date, we purchased and retired 2 million shares of our common stock having an aggregate value of $119 million at an average price of $56.74 per share. We are not obligated to repurchase any specific number of shares and may suspend or discontinue the program at any time. Also, the program does not have an expiration date. For further details, refer to Note 8—Stockholders’ Equity to the Condensed Consolidated Financial Statements.

Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

4.1
Indenture, dated as of February 22, 2019, by and among the registrant, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2019).

10.1 *
Amendment No. 4, dated as of March 7, 2019, to the Senior Secured Term Loan Credit Agreement, dated October 30, 2015, by and among the registrant and certain subsidiaries signatory thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent.

10.2
Incremental Amendment (Amendment No. 5 to Credit Agreement), dated as of March 18, 2019, by and among the registrant, the subsidiaries signatory thereto, as guarantors, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2019).

31.1 *
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019.

31.2 *
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019.

32.1 **
Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019.

32.2 **
Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019.

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
Date: May 1, 2019