Form 10-Q
period 2019-06-30
XPO Logistics, Inc.
filed 2019-08-01
CIK 1166003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
Form 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 26, 2019, there were 92,181,297 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

XPO Logistics, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2019

Part I—Financial Information
Item 1. Financial Statements.
XPO Logistics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(In millions, except per share data)	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$497	$502
Accounts receivable, net of allowances of $57 and $52, respectively	2,723	2,596
Other current assets	570	590
Total current assets	3,790	3,688
Property and equipment, net of $1,855 and $1,585 in accumulated depreciation, respectively	2,551	2,605
Operating lease assets	2,074	—
Goodwill	4,451	4,467
Identifiable intangible assets, net of $775 and $706 in accumulated amortization, respectively	1,168	1,253
Other long-term assets	280	257
Total long-term assets	10,524	8,582
Total assets	$14,314	$12,270
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,176	$1,258
Accrued expenses	1,491	1,480
Short-term borrowings and current maturities of long-term debt	340	367
Short-term operating lease liabilities	481	—
Other current liabilities	183	208
Total current liabilities	3,671	3,313
Long-term debt	5,134	3,902
Deferred tax liability	463	444
Employee benefit obligations	145	153
Operating lease liabilities	1,611	—
Other long-term liabilities	378	488
Total long-term liabilities	7,731	4,987
Stockholders’ equity:
Convertible perpetual preferred stock, $0.001 par value; 10 shares authorized; 0.07 of Series A shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	41	41
Common stock, $0.001 par value; 300 shares authorized; 92 and 116 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	2,054	3,311
Retained earnings	563	377
Accumulated other comprehensive loss	(153)	(154)
Total stockholders’ equity before noncontrolling interests	2,505	3,575
Noncontrolling interests	407	395
Total equity	2,912	3,970
Total liabilities and equity	$14,314	$12,270
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2019	2018	2019	2018
Revenue	$4,238	$4,363	$8,358	$8,555
Operating expenses
Cost of transportation and services	2,108	2,274	4,204	4,499
Direct operating expense	1,417	1,406	2,823	2,782
Sales, general and administrative expense	455	455	941	905
Total operating expenses	3,980	4,135	7,968	8,186
Operating income	258	228	390	369
Other expense (income)	(13)	(30)	(30)	(49)
Foreign currency loss (gain)	8	(10)	10	2
Debt extinguishment loss	—	—	5	10
Interest expense	72	55	143	114
Income before income tax provision	191	213	262	292
Income tax provision	46	54	65	54
Net income	145	159	197	238
Net income attributable to noncontrolling interests	(10)	(10)	(15)	(16)
Net income attributable to XPO	$135	$149	$182	$222

Earnings per share data:
Net income attributable to common shareholders	$122	$138	$165	$205

Basic earnings per share	$1.32	$1.14	$1.66	$1.70
Diluted earnings per share	$1.19	$1.03	$1.51	$1.53

Weighted-average common shares outstanding
Basic weighted-average common shares outstanding	92	121	100	120
Diluted weighted-average common shares outstanding	102	134	110	134
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Net income	$145	$159	$197	$238

Other comprehensive income (loss), net of tax
Foreign currency translation loss, net of tax effect of $-, $13, $(6) and $32	$(1)	$(114)	$(2)	$(69)
Unrealized gain (loss) on financial assets/liabilities designated as hedging instruments, net of tax effect of $(1), $3, $- and $(1)	4	(8)	1	(8)
Defined benefit plans adjustments, net of tax effect of $- in all periods	—	(1)	—	(1)
Other comprehensive income (loss)	3	(123)	(1)	(78)
Comprehensive income	$148	$36	$196	$160
Less: Comprehensive income (loss) attributable to noncontrolling interests	13	(15)	13	3
Comprehensive income attributable to XPO	$135	$51	$183	$157

See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2019	2018
Operating activities
Net income	$197	$238
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	360	348
Stock compensation expense	31	45
Accretion of debt	9	8
Deferred tax expense	12	8
Debt extinguishment loss	5	10
Unrealized loss (gain) on foreign currency option and forward contracts	9	(12)
Gains on sale of property and equipment	(40)	(2)
Other	23	(42)
Changes in assets and liabilities:
Accounts receivable	(289)	(179)
Other assets	(23)	(103)
Accounts payable	(81)	(44)
Accrued expenses and other liabilities	(49)	(27)
Net cash provided by operating activities	164	248
Investing activities
Payment for purchases of property and equipment	(236)	(268)
Proceeds from sale of property and equipment	85	62
Cash collected on deferred purchase price receivable	137	—
Other	—	10
Net cash used in investing activities	(14)	(196)
Financing activities
Proceeds from issuance of debt	1,758	894
Repurchase of debt	—	(812)
Proceeds from borrowings on ABL facility	1,355	680
Repayment of borrowings on ABL facility	(1,355)	(780)
Repayment of debt and capital leases	(565)	(59)
Payment for debt issuance costs	(27)	(6)
Repurchase of common stock	(1,347)	—
Change in bank overdrafts	30	8
Payment for tax withholdings for restricted shares	(5)	(46)
Dividends paid	(2)	(2)
Other	5	4
Net cash used in financing activities	(153)	(119)
Effect of exchange rates on cash, cash equivalents and restricted cash	(2)	(7)
Net decrease in cash, cash equivalents and restricted cash	(5)	(74)
Cash, cash equivalents and restricted cash, beginning of period	514	449
Cash, cash equivalents and restricted cash, end of period	$509	$375
Supplemental disclosure of cash flow information:
Cash paid for interest	$125	$125
Cash paid for income taxes	$58	$27
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Series A Preferred Stock		Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total XPO Stockholders' Equity	Non-controlling Interests	Total Equity
Balance as of March 31, 2019	72	$41	93,207	$—	$2,122	$428	$(153)	$2,438	$395	$2,833
Net income	—	—	—	—	—	135	—	135	10	145
Other comprehensive income	—	—	—	—	—	—	—	—	3	3
Exercise and vesting of stock compensation awards	—	—	87	—	—	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	—	—	(2)	—	—	(2)	—	(2)
Retirement of common stock	—	—	(1,362)	—	(80)	—	—	(80)	—	(80)
Dividend declared	—	—	—	—	—	—	—	—	(1)	(1)
Stock compensation expense	—	—	—	—	11	—	—	11	—	11
Other	—	—	60	—	3	—	—	3	—	3
Balance as of June 30, 2019	72	$41	91,992	$—	$2,054	$563	$(153)	$2,505	$407	$2,912

	Series A Preferred Stock		Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total XPO Stockholders' Equity	Non-controlling Interests	Total Equity
Balance as of December 31, 2018	72	$41	115,683	$—	$3,311	$377	$(154)	$3,575	$395	$3,970
Net income	—	—	—	—	—	182	—	182	15	197
Other comprehensive income (loss)	—	—	—	—	—	—	1	1	(2)	(1)
Exercise and vesting of stock compensation awards	—	—	181	—	—	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	—	—	(4)	—	—	(4)	—	(4)
Retirement of common stock	—	—	(23,932)	—	(1,275)	—	—	(1,275)	—	(1,275)
Dividend declared ($10.00 per share)	—	—	—	—	—	(1)	—	(1)	(1)	(2)
Stock compensation expense	—	—	—	—	19	—	—	19	—	19
Adoption of new accounting standard	—	—	—	—	—	6	—	6	—	6
Other	—	—	60	—	3	(1)	—	2	—	2
Balance as of June 30, 2019	72	$41	91,992	$—	$2,054	$563	$(153)	$2,505	$407	$2,912

XPO Logistics, Inc.
Condensed Consolidated Statements of Changes in Equity (continued)
(Unaudited)

	Series A Preferred Stock		Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total XPO Stockholders' Equity	Non-controlling Interests	Total Equity
Balance as of March 31, 2018	72	$41	120,598	$—	$3,558	$33	$49	$3,681	$424	$4,105
Net income	—	—	—	—	—	149	—	149	10	159
Other comprehensive loss	—	—	—	—	—	—	(98)	(98)	(25)	(123)
Exercise and vesting of stock compensation awards	—	—	194	—	—	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	—	—	(5)	—	—	(5)	—	(5)
Dividend declared	—	—	—	—	—	—	—	—	(1)	(1)
Stock compensation expense	—	—	—	—	9	—	—	9	—	9
Other	—	—	57	—	—	(4)	—	(4)	—	(4)
Balance as of June 30, 2018	72	$41	120,849	$—	$3,562	$178	$(49)	$3,732	$408	$4,140

	Series A Preferred Stock		Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	(Accumulated Deficit)/Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total XPO Stockholders' Equity	Non-controlling Interests	Total Equity
Balance as of December 31, 2017	72	$41	119,920	$—	$3,590	$(43)	$16	$3,604	$406	$4,010
Net income	—	—	—	—	—	222	—	222	16	238
Other comprehensive loss	—	—	—	—	—	—	(65)	(65)	(13)	(78)
Exercise and vesting of stock compensation awards	—	—	872	—	1	—	—	1	—	1
Tax withholdings related to vesting of stock compensation awards	—	—	—	—	(45)	—	—	(45)	—	(45)
Dividend declared ($10.00 per share)	—	—	—	—	—	(1)	—	(1)	(1)	(2)
Stock compensation expense	—	—	—	—	16	—	—	16	—	16
Other	—	—	57	—	—	—	—	—	—	—
Balance as of June 30, 2018	72	$41	120,849	$—	$3,562	$178	$(49)	$3,732	$408	$4,140

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
Restricted Cash
As of June 30, 2019, and December 31, 2018, the total amount of restricted cash included in Other long-term assets on the Condensed Consolidated Balance Sheets was $12 million, in both cases.
Receivables Securitization and Factoring
The Company uses trade accounts receivables securitization and factoring programs in the normal course of business to help manage its cash flows. The following table provides information related to the Company’s receivables securitization and factoring programs:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Securitization program
Receivables sold	$338	$—	$661	$—
Cash consideration	269	—	529	—
Deferred purchase price	69	—	132	—

Factoring programs
Receivables sold	235	128	419	269
Cash consideration	234	128	417	269

In addition to the cash consideration referenced above, the Company received $66 million and $137 million, respectively, in the three and six months ended June 30, 2019, for the realization of cash on a deferred purchase price receivable related to the securitization program. These amounts are reflected as cash collected on deferred purchase price receivable within Net cash used in investing activities. See Note 7—Debt for additional information related to the Company’s receivables securitization borrowing program.

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
The fair value estimates are based on certain market assumptions and information available to management. The carrying values of cash and cash equivalents, accounts receivable, deferred purchase price related to accounts receivables sold, accounts payable, accrued expenses and current maturities of long-term debt approximated their fair values as of June 30, 2019 and December 31, 2018 due to their short-term nature or because they were receivable or payable on demand. The Level 1 cash equivalents include money market funds valued using quoted prices in active markets. The Level 2 cash equivalents include short-term investments valued using published interest rates for instruments with similar terms and maturities. For information regarding the fair value hierarchy of the Company’s derivative instruments and financial liabilities, refer to Note 6—Derivative Instruments and Note 7—Debt, respectively.
The following table summarizes the fair value hierarchy of cash equivalents:

(In millions)	Carrying Value	Fair Value	Level 1	Level 2
June 30, 2019	$135	$135	$118	$17
December 31, 2018	237	237	236	1

Adoption of New Accounting Standards
In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The core principle of Topic 842 is that a lessee should recognize on its Condensed Consolidated Balance Sheets the assets and liabilities that arise from leases, including operating leases. Under the new requirements, a lessee recognizes on the balance sheet the right-of-use asset, representing the right to use the underlying asset, and the lease liability, representing the present value of future lease payments.
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
Accounting Pronouncements Issued but Not Yet Effective
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” as modified by subsequently issued ASUs. The ASU amends the current incurred losses impairment method with a method that reflects expected credit losses on certain types of financial instruments, including trade receivables. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period; however, early adoption is permitted. While the Company is currently evaluating the impact of this standard on its consolidated financial statements, it believes it may impact the allowance for doubtful accounts on trade accounts receivable as credit losses may be recognized earlier under the expected loss model.

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
In the Transportation segment, the Company provides multiple services to facilitate movements of raw materials, parts and finished goods. The Company accomplishes this by using its proprietary technology, third-party independent carriers and Company-owned transportation assets and service centers. XPO’s transportation services include: freight brokerage, last mile, less-than-truckload (“LTL”), full truckload, global forwarding and managed transportation. Freight brokerage, last mile, global forwarding and managed transportation are non-asset or asset-light operations; LTL and full truckload are primarily asset-based operations.
The Logistics segment, which the Company also refers to as supply chain, provides differentiated contract logistics services. These services are facilitated by the Company’s proprietary technology and include value-added warehousing and distribution, inventory management, omnichannel and e-commerce fulfillment, cold chain solutions, reverse logistics, packaging and labeling, factory support, aftermarket support and order personalization services. In addition, the Logistics segment provides highly engineered, customized solutions and supply chain optimization services, such as advanced automation and predictive volume flow management.
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
Corporate costs and credits include corporate headquarters costs for executive officers and certain legal and financial functions, as well as certain other costs and credits not attributed to the Company’s core business. These costs and credits are not allocated to the business segments.
The Company’s chief operating decision maker (“CODM”) regularly reviews financial information at the reporting segment level in order to make decisions about resources to be allocated to the segments and to assess performance. Segment results that are reported to the CODM include items directly attributable to a segment, as well as those that can be allocated on a reasonable basis. Asset information by segment is not provided to the Company’s CODM, as the majority of the Company’s assets are managed at the corporate level.

The Company evaluates performance based on the various financial measures of its two reporting segments. The following table shows select financial data for the three and six months ended June 30, 2019 and 2018:

(In millions)	Transportation	Logistics	Corporate	Eliminations	Total
Three months ended June 30, 2019
Revenue	$2,747	$1,526	$—	$(35)	$4,238
Operating income (loss)	243	61	(46)	—	258
Depreciation and amortization	108	67	5	—	180

Three months ended June 30, 2018
Revenue	$2,888	$1,508	$—	$(33)	$4,363
Operating income (loss)	205	67	(44)	—	228
Depreciation and amortization	116	58	3	—	177

Six months ended June 30, 2019
Revenue	$5,406	$3,020	$—	$(68)	$8,358
Operating income (loss)	371	107	(88)	—	390
Depreciation and amortization	224	128	8	—	360

Six months ended June 30, 2018
Revenue	$5,662	$2,956	$—	$(63)	$8,555
Operating income (loss)	344	115	(90)	—	369
Depreciation and amortization	230	113	5	—	348

3. Revenue Recognition
Disaggregation of Revenues
The Company disaggregates its revenue by geographic area and service offering. The following tables present the Company’s revenue disaggregated by geographic area based on sales office location:

	Three Months Ended June 30, 2019
(In millions)	Transportation	Logistics	Eliminations	Total
Revenue
United States	$1,924	$570	$(7)	$2,487
North America (excluding United States)	73	15	—	88
France	351	172	(6)	517
United Kingdom	186	350	(18)	518
Europe (excluding France and United Kingdom)	207	397	(4)	600
Other	6	22	—	28
Total	$2,747	$1,526	$(35)	$4,238

	Three Months Ended June 30, 2018
(In millions)	Transportation	Logistics	Eliminations	Total
Revenue
United States	$2,046	$533	$(5)	$2,574
North America (excluding United States)	67	16	—	83
France	385	177	(5)	557
United Kingdom	181	357	(18)	520
Europe (excluding France and United Kingdom)	203	400	(5)	598
Other	6	25	—	31
Total	$2,888	$1,508	$(33)	$4,363

	Six Months Ended June 30, 2019
(In millions)	Transportation	Logistics	Eliminations	Total
Revenue
United States	$3,760	$1,127	$(12)	$4,875
North America (excluding United States)	140	33	—	173
France	715	341	(11)	1,045
United Kingdom	374	685	(36)	1,023
Europe (excluding France and United Kingdom)	408	789	(8)	1,189
Other	9	45	(1)	53
Total	$5,406	$3,020	$(68)	$8,358

	Six Months Ended June 30, 2018
(In millions)	Transportation	Logistics	Eliminations	Total
Revenue
United States	$4,000	$1,035	$(10)	$5,025
North America (excluding United States)	129	29	—	158
France	774	356	(9)	1,121
United Kingdom	351	696	(34)	1,013
Europe (excluding France and United Kingdom)	399	790	(9)	1,180
Other	9	50	(1)	58
Total	$5,662	$2,956	$(63)	$8,555

The following table presents the Company’s revenue disaggregated by service offering:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Transportation segment:
Freight brokerage and truckload	$1,094	$1,211	$2,186	$2,390
LTL	1,261	1,247	2,440	2,420
Last mile (1)	212	269	436	507
Managed transportation	142	114	266	251
Global forwarding	78	85	155	167
Transportation eliminations	(40)	(38)	(77)	(73)
Total Transportation segment revenue	2,747	2,888	5,406	5,662
Total Logistics segment revenue	1,526	1,508	3,020	2,956
Intersegment eliminations	(35)	(33)	(68)	(63)
Total revenue	$4,238	$4,363	$8,358	$8,555

(1)	Comprised of the Company’s North American last mile operations.
Transaction Price Allocated to Remaining Performance Obligation
The Company’s remaining performance obligation represents the aggregate amount of transaction price yet to be recognized as of the end of the reporting period. As permitted in determining the remaining performance obligation, the Company omits obligations that either: (i) have original expected durations of one year or less, or (ii) contain variable consideration. On June 30, 2019, the fixed consideration component of the Company’s remaining performance obligation was approximately $1.5 billion, of which the Company expects to recognize approximately 80% over the next three years and the remainder thereafter. The majority of the remaining performance obligation relates to the Logistics reportable segment. Remaining performance obligations are based on estimates made at a point in time and actual amounts may differ from these estimates due to changes in foreign currency exchange rates, contract revisions or terminations.
4. Restructuring Charges
The Company engages in restructuring actions as part of its ongoing efforts to best utilize its resources and infrastructure. In 2019, management approved restructuring plans that included severance and facility-related costs. A portion of the charge recorded under these plans related to the Company’s largest customer downsizing its business with the Company. The following table sets forth the restructuring-related activity:

		Six Months Ended June 30, 2019
(In millions)	Reserve Balance as of December 31, 2018	Charges Incurred	Payments	Reserve Balance as of June 30, 2019
Severance:
Transportation	$9	$11	$(15)	$5
Logistics	5	2	(4)	3
Corporate	2	1	(2)	1
Total severance	16	14	(21)	9
Facilities:
Transportation	—	3	—	3
Total	$16	$17	$(21)	$12

With respect to the $17 million charge taken in the first six months of 2019, $3 million was recorded in Cost of transportation and services and $14 million was recorded in Sales, general and administrative expense in the

Condensed Consolidated Statements of Income. The Company expects that the majority of the cash payments related to this charge will be made within 12 months.
5. Leases
Adoption of Topic 842, “Leases”
On January 1, 2019, the Company adopted Topic 842 prospectively through a cumulative-effect adjustment with no restatement of prior period financial statements. Upon adoption, the Company elected the package of practical expedients to retain the lease identification, classification and initial direct costs for existing leases. Additionally, the Company elected to not recognize on the Consolidated Balance Sheets any lease with an initial term of 12 months or less and to not separate lease and non-lease components within a contract. Adoption of this new standard as of January 1, 2019 resulted in the recognition of $2.1 billion of Operating lease assets and liabilities on the Condensed Consolidated Balance Sheets, as well as an increase to Retained earnings of $6 million related to a deferred gain from a prior sale-leaseback transaction. The adoption of Topic 842 did not have a material impact on the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Cash Flows.
Nature of Leases
Most of the Company’s leases are comprised of real estate leases. In addition, the Company leases trucks, trailers, containers and material handling equipment. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the estimated present value of the lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, incremental borrowing rates were used based on the Company’s outstanding debt to determine the present value of future lease payments. The Company includes options to extend or terminate a lease in the lease term when the Company is reasonably certain to exercise such options. The Company excludes variable lease payments (such as payments based on an index or reimbursements of lessor costs) from its initial measurement of lease liability.
The components of lease expense and gain realized on sale-leaseback transactions were as follows:

(In millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$178	$353
Short-term lease cost	31	77
Variable lease cost	18	36
Total operating lease cost	$227	$466
Finance lease cost:
Amortization of leased assets	$14	$25
Interest on lease liabilities	1	3
Total finance lease cost	$15	$28
Total lease cost	$242	$494
Gain recognized on sale-leaseback transactions	$17	$36

Supplemental balance sheet information related to leases was as follows:

(In millions)	June 30, 2019
Operating leases:
Operating lease assets	$2,074
Short-term operating lease liabilities	481
Operating lease liabilities	1,611
Total operating lease liabilities	$2,092
Finance leases:
Property and equipment, gross	$413
Accumulated depreciation	(111)
Property and equipment, net	$302
Short-term borrowings and current maturities of long-term debt	55
Long-term debt	232
Total finance lease liabilities	$287
Weighted-average remaining lease term
Operating leases	7 years
Finance leases	6 years
Weighted-average discount rate
Operating leases	5.12%
Finance leases	2.53%

Supplemental cash flow information related to leases was as follows:

(In millions)	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$347
Operating cash flows for finance leases	3
Financing cash flows for finance leases	30
Leased assets obtained in exchange for new lease obligations:
Operating leases	327
Finance leases	30

Maturities of lease liabilities as of June 30, 2019 were as follows:

(In millions)	Finance Leases	Operating Leases
Remainder of 2019	$47	$275
2020	59	548
2021	58	429
2022	55	332
2023	45	253
Thereafter	42	648
Total lease payments	$306	$2,485
Less: interest	(19)	(393)
Present value of lease liabilities	$287	$2,092

Disclosures Related to Topic 840
Future minimum lease payments with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2018 were as follows:

(In millions)	Capital Leases	Operating Leases
Year ending December 31:
2019	$61	$577
2020	60	460
2021	55	367
2022	52	288
2023	43	221
Thereafter	39	523
Total minimum lease payments	$310	$2,436
Amount representing interest	(21)
Present value of minimum lease payments	$289

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

The following table presents the account on the Condensed Consolidated Balance Sheets in which the Company’s derivative instruments have been recognized and the related notional amounts and fair values:

	June 30, 2019
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges:
Cross-currency swap agreements	$1,261	Other long-term assets	$—	Other long-term liabilities	$(47)
Interest rate swap	2,003	Other current assets	—	Other current liabilities	(12)
Derivatives not designated as hedges:
Foreign currency option contracts	500	Other current assets	2	Accrued expenses	(5)
Total			$2		$(64)

	December 31, 2018
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges:
Cross-currency swap agreements	$1,270	Other long-term assets	$—	Other long-term liabilities	$(81)
Derivatives not designated as hedges:
Foreign currency option contracts	473	Other current assets	7	Other current liabilities	—
Total			$7		$(81)

The derivatives are classified as Level 2 within the fair value hierarchy. The derivatives are valued using inputs other than quoted prices, such as foreign exchange rates and yield curves.
The effect of derivative instruments designated as hedges in the Condensed Consolidated Statements of Income are as follows:

	Amount of (Loss) Gain Recognized in Other Comprehensive Income on Derivative		Amount of (Loss) Gain Reclassified from AOCI into Net Income		Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,
(In millions)	2019	2018	2019	2018	2019	2018
Derivatives designated as cash flow hedges:
Cross-currency swap agreements	$(1)	$17	$(3)	$15	$—	$—
Interest rate swaps	5	(1)	—	—	—	—
Derivatives designated as net investment hedges:
Cross-currency swap agreements	(7)	67	—	—	3	2
Total	$(3)	$83	$(3)	$15	$3	$2

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives		Amount of Gain Reclassified from AOCI into Net Income		Amount of Gain (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Six Months Ended June 30,
(In millions)	2019	2018	2019	2018	2019	2018
Derivatives designated as cash flow hedges:
Cross-currency swap agreements	$5	$6	$2	$13	$—	$—
Interest rate swaps	(1)	(1)	—	—	—	—
Derivatives designated as net investment hedges:
Cross-currency swap agreements	28	20	—	—	5	(1)
Total	$32	$25	$2	$13	$5	$(1)

The amounts excluded from effectiveness testing for the cross-currency swap agreements were $2 million and $3 million of loss in Accumulated other comprehensive loss (“AOCI”) for derivatives designated as cash flow hedges as of June 30, 2019 and 2018, respectively; and $28 million and $37 million of loss in AOCI for derivatives designated as net investment hedges as of June 30, 2019 and 2018, respectively.
The pre-tax (loss) gain recognized in earnings for foreign currency option and forward contracts not designated as hedging instruments was losses of $8 million and $10 million for the three and six months ended June 30, 2019, respectively; and gains of $16 million and $4 million for the three and six months ended June 30, 2018, respectively. These amounts are recorded in Foreign currency loss (gain) in the Condensed Consolidated Statements of Income.
Cross-Currency Swap Agreements
The Company enters into cross-currency swap agreements that manage the foreign currency exchange risk related to the Company’s international operations by effectively converting its fixed-rate U.S. Dollar (“USD”)-denominated debt, including the associated interest payments, to fixed-rate, euro (“EUR”)-denominated debt. The risk management objective of these transactions is to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies and reduce the variability in the functional currency equivalent cash flows of this debt.
During the term of the swap contracts, the Company will receive interest payments, either on a quarterly or semi-annually basis, from the counterparties based on USD fixed interest rates, and the Company will make interest payments, also on a quarterly or semi-annual basis, to the counterparties based on EUR fixed interest rates. At maturity, the Company will repay the original principal amount in EUR and receive the principal amount in USD.
The Company has designated the cross-currency swap agreements as qualifying hedging instruments and is accounting for these as net investment hedges. The Company applies the simplified method of assessing the effectiveness of its net investment hedging relationships. Under this method, for each reporting period, the change in the fair value of the cross-currency swaps is initially recognized in AOCI. The change in the fair value due to foreign exchange remains in AOCI and the initial component excluded from effectiveness testing will initially remain in AOCI and then will be reclassified from AOCI to Interest expense each period in a systematic manner. For net investment hedges that were de-designated prior to their maturity, the amounts in AOCI will remain in AOCI until the subsidiary is sold or substantially liquidated. Cash flows related to the periodic exchange of interest payments for these net investment hedges are included in Operating activities on the Condensed Consolidated Statements of Cash Flows.
Additionally, the Company has cross-currency swap agreements accounted for as a cash flow hedge. This cash flow hedge was entered into to manage the related foreign currency exposure from intercompany loans. For the cash flow hedge, the Company reclassifies a portion of AOCI to Foreign currency loss (gain) to offset the foreign exchange impact in earnings created by the intercompany loans. The Company also amortizes a portion of AOCI to Interest expense related to the initial portion of a loss excluded from the assessment of effectiveness of the cash flow hedge. Cash flows related to this cash flow hedge are included in Financing activities on the Condensed Consolidated Statements of Cash Flows.

Interest Rate Hedging
In March 2019, the Company executed short-term interest rate swaps to mitigate variability in forecasted interest payments on the Company’s senior secured term loan credit agreement, as amended (the “Term Loan Facility”). The interest rate swaps convert floating-rate interest payments into fixed rate interest payments. The company designated the interest rate swaps as qualifying hedging instruments and accounted for these derivatives as cash flow hedges. The interest rate swaps mature on various dates within 2019. In 2018, the Company utilized a short-term interest rate swap to mitigate variability in forecasted interest payments on the Company’s Term Loan Facility.
Gains and losses resulting from fair value adjustments to the designated portion of interest rate swaps are recorded in AOCI and reclassified to Interest expense on the dates that interest payments accrue. Cash flows related to the interest rate swaps are included in Operating activities on the Condensed Consolidated Statements of Cash Flows.
Foreign Currency Option and Forward Contracts
In order to mitigate the risk of a reduction in the value of earnings from the Company’s operations that use the EUR or the British pound sterling as their functional currency, the Company uses foreign currency option contracts. Additionally, the Company uses foreign currency forward contracts to mitigate exposure from intercompany loans that are not designated as permanent and thus create volatility in earnings. These foreign currency contracts (both option and forward contracts) were not designated as qualifying hedging instruments as of June 30, 2019. The contracts are not speculative; rather, they are used to economically hedge the Company’s exposure to exchange rate fluctuations. The contracts expire in 12 months or less. Gains or losses on the contracts are recorded in Foreign currency loss (gain) in the Condensed Consolidated Statements of Income.
In the third quarter of 2018, the Company changed its policy related to the cash flow presentation of foreign currency option contracts, as the Company believes cash receipts and payments related to economic hedges should be classified based on the nature and purpose for which these derivatives were acquired and, given that the Company did not elect to apply hedge accounting to these derivatives, the Company believes it is preferable to reflect these cash flows as Investing activities. Prior to this change, these cash flows were reflected within Operating activities. Net cash provided by operating activities for the six months ended June 30, 2018 included $13 million of cash usage related to these foreign currency option contracts.
7. Debt
The following table summarizes the Company’s debt:

	June 30, 2019		December 31, 2018
(In millions)	Principal Balance	Carrying Value	Principal Balance	Carrying Value
ABL facility	$—	$—	$—	$—
Term loan facility	2,003	1,966	1,503	1,474
6.125% Senior notes due 2023	535	530	535	529
6.50% Senior notes due 2022	1,200	1,191	1,200	1,190
6.70% Senior debentures due 2034	300	206	300	205
6.75% Senior notes due 2024	1,000	986	—	—
Trade securitization program	261	259	283	281
Unsecured credit facility	—	—	250	246
Finance leases	287	287	289	289
Asset financing and other	48	49	55	55
Total debt	5,634	5,474	4,415	4,269
Short-term borrowings and current maturities of long-term debt	340	340	371	367
Long-term debt	$5,294	$5,134	$4,044	$3,902

The following table summarizes the fair value of the Company’s debt:

(In millions)	Fair Value	Level 1	Level 2
June 30, 2019	$5,718	$3,145	$2,573
December 31, 2018	4,305	2,020	2,285

The Level 1 debt was valued using quoted prices in active markets. The Level 2 debt was valued using bid evaluation pricing models or quoted prices of securities with similar characteristics. The fair value of the asset financing arrangements approximates carrying value as the debt: (i) is primarily issued at a floating rate; (ii) may be prepaid at any time at par without penalty; and (iii) the remaining life of the debt is short-term in nature.
ABL Facility
In April 2019, the Company entered into Amendment No. 3 (the “Amendment”) to the Second Amended and Restated Revolving Loan Credit Agreement (the “ABL Facility”), by and among the Company, certain subsidiaries signatory thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., in its capacity as agent.
The Amendment amends the ABL Facility to, among other things: (i) extend the maturity date thereof to April 30, 2024 (subject, in certain circumstances, to a springing maturity if more than $200 million of the Company’s 6.50% senior notes due 2022, 6.125% senior notes due 2023 or certain refinancings thereof remain outstanding 91 days prior to their respective maturity); (ii) increase the aggregate principal amount of the commitments thereunder to $1.1 billion; (iii) reduce the interest rate margin and commitment fees thereunder; and (iv) make certain other changes to the covenants and other provisions therein.
Loans under the ABL Facility are secured on a first lien basis by the assets of the credit parties which constitute ABL Priority Collateral (as defined therein), and on a second lien basis by certain other assets.
Loans under the ABL Facility will bear interest at a rate equal to London Interbank Offered Rate (“LIBOR”) or base rate plus an applicable margin of 1.25% to 1.50%, in the case of LIBOR loans, and 0.25% to 0.50%, in the case of base rate loans.
As of June 30, 2019, the Company had a borrowing base of $1,046 million and availability under the ABL Facility of $838 million after considering outstanding letters of credit on the ABL Facility of $208 million. As of June 30, 2019, the Company was in compliance with the ABL Facility’s financial covenants.
Term Loan Facility
2019 Amendments
In March 2019, the Company entered into Amendment No. 4 to Credit Agreement (the “Fourth Amendment”), which permits the Company to incur up to $500 million of incremental term loans under the existing credit agreement on or prior to June 5, 2019 without adjusting the interest rate margin applicable to existing loans outstanding, as long as the yield on the incremental term loan does not exceed the yield on the existing loans by 0.75%. Also in March 2019, the Company entered into an Incremental Amendment (Amendment No. 5 to Credit Agreement) (the “Fifth Amendment”), by and among the Company, its subsidiaries signatory thereto, as guarantors, the lenders party thereto and Morgan Stanley Senior Funding, Inc., in its capacity as administrative agent, amending the Senior Secured Term Loan Credit Agreement dated as of October 30, 2015 (as previously amended, amended and restated, supplemented or otherwise modified, the “Term Loan Credit Agreement”).
Pursuant to the Fifth Amendment, the Company borrowed an additional $500 million of incremental loans under a new tranche of term loans (the “Incremental Term Loan Facility”). The terms of the loans under the Incremental Term Loan Facility are substantially similar to the terms relating to the loans outstanding under the Term Loan Credit Agreement prior to giving effect to the amendment, except with respect to issue price, the interest rate applicable to the Company’s borrowings under the Incremental Term Loan Facility, prepayment premiums in connection with certain voluntary prepayments thereof, and certain other provisions.
The interest rate margin applicable to the Incremental Term Loan Facility is 1.50%, in the case of base rate loans, and 2.50%, in the case of LIBOR loans. Proceeds from borrowings under the Incremental Term Loan Facility will be used: (i) for general corporate purposes, including to fund purchases of equity interests of the Company described in Note 8—Stockholders’ Equity; and (ii) to pay fees and expenses relating to, or in connection with, the transactions contemplated by the amendment. The incremental loans under the Incremental Term Loan Facility were issued at a price of 99.50% of par.
The interest rates on the Term Loan Facility and the Incremental Term Loan Facility were 4.40% and 4.88%, respectively, as of June 30, 2019.
2018 Amendments
In February 2018, the Company amended the Term Loan Facility, which reduced the interest rate under the facility and extended the maturity date to February 23, 2025. The refinancing resulted in a debt extinguishment charge of $10 million in the first quarter of 2018.
Senior Notes due 2024
In February 2019, the Company completed its private placement of $1.0 billion aggregate principal amount of senior notes (“Senior Notes due 2024”). The Senior Notes due 2024 bear interest at a rate of 6.75% per annum, payable semiannually in cash in arrears, commencing August 15, 2019. The Senior Notes due 2024 will mature on August 15, 2024. The Senior Notes due 2024 are guaranteed by each of the Company’s direct and indirect wholly owned restricted subsidiaries (other than certain excluded subsidiaries) that guarantees or is or becomes a borrower under the Company’s ABL Facility or existing secured term loan facility (or certain replacements thereof) or that guarantees certain capital markets indebtedness of the Company or any guarantor of the Senior Notes due 2024. The Senior Notes due 2024 and the guarantees thereof are unsecured, unsubordinated indebtedness of the Company and the guarantors. Proceeds from the Senior Notes due 2024 were used to repay the Company’s outstanding obligation under the Unsecured Credit Facility described below and to finance a portion of its share repurchases described in Note 8—Stockholders’ Equity.
Trade Securitization Program
In October 2017, XPO Logistics Europe SA (“XPO Logistics Europe”), in which the Company holds an 86.25% controlling interest, entered into a trade receivables securitization program for a term of three years co-arranged by Crédit Agricole and HSBC. The aggregate maximum amount available under the program is €350 million (approximately $398 million as of June 30, 2019). As of June 30, 2019, the remaining borrowing capacity, which considers receivables that are collateral and receivables that have been sold, was €24 million (approximately $27 million) and the weighted-average interest rate was 1.10%. Charges for administrative fees and commitment fees, the latter of which is based on a percentage of the unused amounts available, were not material to the Company’s results of operations for the six months ended June 30, 2019 and 2018.
In July 2019, XPO Logistics Europe terminated the above described trade receivables securitization program and entered into a new trade receivables securitization program for a term of three years co-arranged by Crédit Agricole, BNP Paribas and HSBC. Under the terms of the new program, a wholly-owned bankruptcy remote special purpose entity of XPO Logistics Europe incorporated in Ireland will sell the trade receivables originated by the wholly-owned subsidiaries of XPO Logistics Europe in the United Kingdom and France to unaffiliated entities being managed by Crédit Agricole, BNP Paribas and HSBC. Under this new program, the maximum amount of net cash proceeds that will be available at any one time will be €400 million (approximately $450 million as of July 1, 2019). In this new program, there will be no deferred purchase price mechanism which had existed in the prior program.
Unsecured Credit Facility
In December 2018, the Company entered into a $500 million unsecured credit agreement (“Unsecured Credit Agreement”) with Citibank, N.A., with a maturity date of December 23, 2019. As of December 31, 2018, the Company had borrowed $250 million under the Unsecured Credit Agreement and made a second borrowing of $250 million in January 2019. The proceeds of both borrowings were used to finance a portion of its share repurchases described in Note 8—Stockholders’ Equity. In connection with the issuance of the Senior Notes due 2024 described above, the Company repaid its outstanding obligations under the Unsecured Credit Agreement and terminated the facility in February 2019.

8. Stockholders’ Equity
Share Repurchases
On December 14, 2018, the Company’s Board of Directors authorized the repurchase of up to $1 billion of the Company’s common stock (the “2018 Repurchase Program”). Through December 31, 2018, based on the settlement date, the Company purchased and retired 10 million shares of its common stock having an aggregate value of $536 million at an average price of $53.46 per share. In the first quarter of 2019, based on the settlement date, the Company purchased and retired 8 million shares of its common stock having an aggregate value of $464 million at an average price of $59.47 per share, which completed the 2018 Repurchase Program. The share purchases were funded by the Unsecured Credit Facility and available cash.
On February 13, 2019, the Company’s Board of Directors authorized additional repurchases of up to $1.5 billion of the Company’s common stock (the “2019 Repurchase Program”). The authorization permits the Company to purchase shares in both open market and private transactions, with the timing and number of shares dependent on a variety of factors, including price, general business conditions, market conditions, alternative investment opportunities and funding considerations. In the second quarter of 2019, based on the settlement date, the Company purchased and retired 2 million shares of its common stock having an aggregate value of $120 million at an average price of $56.78 per share under the 2019 Repurchase Program. In the first six months of 2019, based on the settlement date, the Company purchased and retired 17 million shares of its common stock having an aggregate value of $883 million at an average price of $50.70 per share, under the 2019 Repurchase Program. The share purchases were funded by available cash and proceeds from new debt offerings. As of June 30, 2019, $617 million remained available to be used for share purchases under the 2019 Repurchase Program. However, the Company is not obligated to repurchase any specific number of shares and may suspend or discontinue the program at any time.
Dividends
The Series A Convertible Perpetual Preferred Stock pays quarterly cash dividends equal to the greater of: (i) the “as-converted” dividends on the underlying Company common stock for the relevant quarter; and (ii) 4% of the then-applicable liquidation preference per annum.
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

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2019	2018	2019	2018
Basic earnings per common share
Net income attributable to XPO	$135	$149	$182	$222
Series A preferred stock dividends	—	—	(1)	(1)
Non-cash allocation of undistributed earnings	(13)	(11)	(16)	(16)
Net income attributable to common shares, basic	$122	$138	$165	$205

Basic weighted-average common shares	92	121	100	120
Basic earnings per share	$1.32	$1.14	$1.66	$1.70

Diluted earnings per common share
Net income attributable to common shares, diluted	$122	$138	$165	$205

Basic weighted-average common shares	92	121	100	120
Dilutive effect of non-participating stock-based awards and equity forward	10	13	10	14
Diluted weighted-average common shares	102	134	110	134

Diluted earnings per share	$1.19	$1.03	$1.51	$1.53

Potential common shares excluded	10	10	10	10

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
Intermodal Drayage Classification Claims
Certain of the Company’s intermodal drayage subsidiaries received notices from the California Labor Commissioner, Division of Labor Standards Enforcement (the “DLSE”), that a total of approximately 150 owner-operators contracted with these subsidiaries filed claims in 2012 with the DLSE in which they assert that they should be classified as employees, rather than independent contractors. These claims seek reimbursement for the owner-operators’ business expenses, including fuel, tractor maintenance and tractor lease payments. Decisions were rendered in June 2015 by a DLSE hearing officer with respect to claims of five plaintiffs, resulting in awards in an aggregate amount of approximately $1 million, following which the Company appealed the decisions in the U.S. District Court for the Central District of California (“Central District Court”). On May 16, 2017, the Central District Court issued judgment finding that the five claimants were employees rather than independent contractors and awarding an aggregate of approximately $1 million plus post-judgment interest and attorneys’ fees to the claimants. The Company appealed this judgment, but on February 20, 2019, the United States Court of Appeals for the Ninth Circuit declined to consider the appeal on technical grounds. In addition, separate decisions were rendered in April 2017 by a DLSE hearing officer in claims involving four additional plaintiffs, resulting in an award for the plaintiffs in an aggregate amount of approximately $1 million, which the Company has appealed to the California Superior Court, Long Beach. The remaining DLSE claims (the “Pending DLSE Claims”) were transferred to California Superior Court in three separate actions involving approximately 170 claimants, including the claimants mentioned above who originally filed claims in 2012. The Company has reached an agreement to settle the majority of the Pending DLSE Claims, the settlement payment has been made, and the settled claims have been dismissed. In addition, certain of the Company’s intermodal drayage subsidiaries are party to putative class action litigations and other administrative claims in California brought by independent contract carriers who contracted with these subsidiaries. In these litigations, the contract carriers assert that they should be classified as employees, rather than independent contractors. The Company believes that it has adequately accrued for the potential impact of loss contingencies that are probable and reasonably estimable relating to the claims referenced above. The Company is unable at this time to estimate the amount of the possible loss or range of loss, if any, in excess of its accrued liability that it may incur as a result of these claims given, among other reasons, that the range of potential loss could be impacted substantially by future rulings by the courts involved, including on the merits of the claims.
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
Shareholder Litigation
On December 14, 2018, two putative class actions were filed in the U.S. District Court for the District of Connecticut and the U.S. District Court for the Southern District of New York against the Company and certain of its current and former executives, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, as well as Section 20(a) of the Exchange Act, based on alleged material misstatements and omissions in the Company’s public filings with the U.S. Securities and Exchange Commission. On January 7, 2019, the plaintiff in one of the class actions, Leeman v. XPO Logistics, Inc. et al., No. 1:18-cv-11741 (S.D.N.Y.), voluntarily dismissed the action without prejudice. In the other putative class action, Labul v. XPO Logistics, Inc. et al., No. 3:18-cv-02062 (D. Conn.), which is pending in the U.S. District Court for the District of Connecticut, on April 2, 2019, the court appointed Local 817 IBT Pension Fund, Local 272 Labor-Management Pension Fund, and Local 282 Pension Trust Fund and Local 282 Welfare Trust Fund (together, the “Pension Funds”) as lead plaintiffs. On June 3, 2019, the Pension Funds, with additional plaintiff Norfolk County Retirement System, filed a consolidated class action complaint against the Company and certain of its current and former executives, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, Section 20(a) of the Exchange Act, and Sections 11 and 15 of the Securities Act, based on alleged material misstatements and omissions in the Company’s public filings with the U.S. Securities and Exchange Commission. Defendants’ motions to dismiss are due on August 2, 2019.
In addition, on May 13, 2019, Adriana Jez filed a purported shareholder derivative action captioned Jez v. Jacobs, et al., No. 19-cv-889-RGA (D. Del.), in the U.S. District Court for the District of Delaware, alleging breaches of fiduciary duty, unjust enrichment, waste of corporate assets, and violations of the Exchange Act against certain current and former directors and officers of the Company, with the Company as a nominal defendant. On May 24, 2019, Erin Candler filed a purported shareholder derivative action with substantially similar claims and allegations against the same parties, captioned Candler v. Jacobs, et al., No. 19-cv-959-CFC (D. Del.), also in the U.S. District Court for the District of Delaware. On June 14, 2019, the two actions were consolidated for all purposes.
The Company believes these suits are without merit and intends to defend itself vigorously against the allegations. The Company is unable at this time to determine the amount of the possible loss or range of loss, if any, that it may incur as a result of these matters.
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
Executive Summary
XPO Logistics, Inc., a Delaware corporation, together with its subsidiaries (“XPO,” “XPO Logistics,” the “Company,” “we” or “our”), is a top ten global provider of cutting-edge supply chain solutions to the most successful companies in the world. We use our highly integrated network of people, technology and physical assets to help our customers manage their goods most efficiently throughout their supply chains. Our revenue derives from a mix of key verticals, such as retail and e-commerce, food and beverage, consumer packaged goods and industrial, and our customers are multinational, national, mid-size and small enterprises.
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
Our markets are highly diversified. Based on where orders originated, approximately 59% of our 2018 revenue was generated in the United States, 13% in France and 12% in the United Kingdom. The more than 50,000 customers we serve are in every major industry and touch every part of the economy. As of June 30, 2019, we operated in 30 countries with 1,537 locations and approximately 100,000 employees. We discontinued our operations in Hungary and Ukraine as planned in 2019.
Transportation Segment
We offer customers an unmatched transportation network of multiple modes, flexible capacity and route density to transport freight quickly and cost effectively from origin to destination. Our service range, together with our scale and technology, are significant advantages — both for XPO, as competitive differentiators, and for our customers, who depend on us to provide reliable capacity under all market conditions.
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
In Europe, we provide comprehensive freight transportation services ranging from a single pallet to full truckload. Our dedicated truckload services are provided using our fleet, which is the largest owned road fleet in Europe. Our non-dedicated truckload services are provided using a mix of capacity that includes our own fleet, as well as brokered service provided by independent carriers. Our other transportation offerings in Europe are LTL transportation, which we provide through one of the largest LTL networks in Western Europe, and last mile logistics. Our total lane density in Europe covers the regions that produce approximately 90% of the eurozone’s gross domestic product.
Our blended model of owned, contracted and brokered truck capacity gives us extensive flexibility to provide solutions that best serve the interests of our customers and the Company. Overall, our operations are asset-light; the revenue generated by activities directly associated with our owned assets accounted for less than a third of our revenue in 2018.

The non-asset portion of our model is predominately variable cost and includes our brokerage operations, as well as contracted capacity with independent providers. As of June 30, 2019, globally, we had approximately 10,000 independent carriers and owner-operators under contract to provide drayage, expedite, last mile and LTL services to our customers, and more than 50,000 independent brokered carriers representing over 1,000,000 trucks on the road.
We employ professional drivers who transport goods for customers using our fleet of owned and leased trucks and trailers. Globally, our road fleet encompasses approximately 16,000 tractors and approximately 40,000 trailers, primarily related to our LTL operations in North America and our full truckload operations in Europe. These assets also provide supplemental capacity for our freight brokerage operations as needed.
Logistics Segment
In our Logistics segment, which we sometimes refer to as supply chain or contract logistics, we are the second largest contract logistics provider worldwide, with robust service offerings that are positioned to capitalize on fast-growing areas of customer demand, such as e-fulfillment, returns management and temperature-controlled warehousing. As of June 30, 2019, our logistics capacity was 202 million square feet (19 million square meters) of shared and dedicated facility space globally, including 97 million square feet (9 million square meters) in North America.
Our expansive logistics footprint is particularly attractive to large customers with multinational operations. Our logistics customers include many of the preeminent names in retail and e-commerce, food and beverage, technology, aerospace, wireless, industrial and manufacturing, chemical, agribusiness, life sciences and healthcare. We provide a range of services to these customers, including value-added warehousing and distribution, inventory management, omnichannel and e-commerce fulfillment, cold chain solutions, reverse logistics, packaging and labeling, factory support, aftermarket support and order personalization services. In addition, our Logistics segment provides highly engineered, customized solutions and supply chain optimization services, such as advanced automation and predictive volume flow management. Once we secure a logistics contract, the average tenure is approximately five years and the relationship can lead to a wider use of our services, such as inbound and outbound logistics and freight transportation.
We also benefit from a strong position in the high-growth e-commerce sector, where demand is characterized by strong seasonal surges. We are the largest outsourced e-fulfillment provider in Europe, and we have a major platform for e-fulfillment in North America. Our experience with fast-growing product categories is important to customers who want to outsource order fulfillment, product returns, testing, refurbishment, warranty management, refunding, order personalization and other value-added services.
E-commerce is predicted to continue to grow globally at a double-digit rate through at least 2021, making it difficult for many companies to handle fulfillment in-house while providing a high level of service. E-commerce companies, and bricks-and-mortar retailers with e-commerce channels, value our ability to develop solutions using advanced automation, manage complex returns and aftermarket services, and perform reliably throughout periods of peak demand. Together with our last mile expertise with heavy goods, our logistics capabilities provide omnichannel retailers with superior visibility and control, flexible warehousing options, and a national network of home delivery hubs.
Operating Philosophy
One of our Company’s most compelling competitive advantages is our combination of technology, density and scale. This allows us to solve complex supply chain problems for customers by providing them with integrated, end-to-end solutions that flex according to their needs. Many customers, particularly large companies, prefer to use large, multimodal service providers to manage more than one aspect of the supply chain. We have a cohesive sales infrastructure and common database that support our sales professionals in sharing information and cross-selling our services.
We prioritize innovation because we believe that advanced technology is critical to continuously improving customer service, controlling costs and leveraging our scale and service range. Our 2018 investment in technology was approximately $500 million, among the highest in our industry. Our technology blueprint is centered on four areas of innovation: our digital freight marketplace, automation and intelligent machines, dynamic data science, and visibility and customer service.

Our global team of approximately 1,800 technology professionals can deploy proprietary software very rapidly on our cloud-based platform. Our focus is on developing innovations that differentiate each of our services, create benefits for our customers and value for our shareholders. For example, we have the ability to share data with our customers in real time, including visibility of orders moving through fulfillment and shipping with a single tracking number for last mile. Another example is XPO Direct™, our shared-space distribution network of logistics warehouses and last mile hubs. XPO Direct™ is a key component of our e-commerce and omnichannel strategy, as it offers customers the ability to reposition inventory around our footprint, close to demand, without taking on large fixed costs.
In addition to technology, our Company has a strong commitment to sustainability. We own the largest natural gas truck fleet in Europe, as well as government-approved mega-trucks in Spain, and we are testing fully electric vehicles for deliveries in urban areas; these are three of numerous initiatives we have underway to reduce our carbon footprint.
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
Consolidated Summary Financial Table

	Three Months Ended June 30,		Percent of Revenue		Change	Six Months Ended June 30,		Percent of Revenue		Change
(Dollars in millions)	2019	2018	2019	2018	2019 vs. 2018	2019	2018	2019	2018	2019 vs. 2018
Revenue	$4,238	$4,363	100.0%	100.0%	(2.9)%	$8,358	$8,555	100.0%	100.0%	(2.3)%
Cost of transportation and services	2,108	2,274	49.7%	52.1%	(7.3)%	4,204	4,499	50.3%	52.6%	(6.6)%
Direct operating expense	1,417	1,406	33.4%	32.2%	0.8%	2,823	2,782	33.8%	32.5%	1.5%
SG&A expense	455	455	10.7%	10.4%	—%	941	905	11.3%	10.6%	4.0%
Operating income	258	228	6.1%	5.2%	13.2%	390	369	4.7%	4.3%	5.7%
Other expense (income)	(13)	(30)	(0.3)%	(0.7)%	(56.7)%	(30)	(49)	(0.4)%	(0.6)%	(38.8)%
Foreign currency loss (gain)	8	(10)	0.2%	(0.2)%	(180.0)%	10	2	0.1%	—%	400.0%
Debt extinguishment loss	—	—	—%	—%	—%	5	10	0.1%	0.1%	(50.0)%
Interest expense	72	55	1.7%	1.3%	30.9%	143	114	1.7%	1.3%	25.4%
Income before income tax provision	191	213	4.5%	4.9%	(10.3)%	262	292	3.1%	3.4%	(10.3)%
Income tax provision	46	54	1.1%	1.2%	(14.8)%	65	54	0.8%	0.6%	20.4%
Net income	$145	$159	3.4%	3.6%	(8.8)%	$197	$238	2.4%	2.8%	(17.2)%
Three and Six Months Ended June 30, 2019 Compared with Three and Six Months Ended June 30, 2018
Revenue for the second quarter of 2019 decreased 2.9% to $4.2 billion, compared with the same quarter in 2018. Revenue for the first six months of 2019 decreased 2.3% to $8.4 billion, compared with the same period in 2018. Revenue was primarily impacted by a reduction in business from our largest customer, resulting in approximately $130 million less revenue in the second quarter of 2019, primarily in the Transportation segment. This decrease was partially offset by growth in North American contract logistics. Foreign currency movement reduced revenue by approximately 2.3 percentage points in the second quarter of 2019 and 2.7 percentage points in the first six months of 2019. We estimate that the downsizing by our largest customer will negatively impact our full-year 2019 revenue by approximately $600 million, or approximately two-thirds of the revenue that this customer’s business generated for us in 2018.
Cost of transportation and services includes the cost of providing or procuring freight transportation for XPO customers and salaries paid to employee drivers in our truckload and LTL operations.
Cost of transportation and services for the second quarter of 2019 was $2.1 billion, or 49.7% of revenue, compared with $2.3 billion, or 52.1% of revenue, for the same quarter in 2018. Cost of transportation and services for the first six months of 2019 was $4.2 billion, or 50.3% of revenue, compared with $4.5 billion, or 52.6% of revenue, for the same period in 2018. The year-over-year improvements as a percentage of revenue in both periods were primarily driven by (i) logistics segment revenue growth; (ii) lower third-party transportation costs in freight brokerage and last mile; and (iii) labor productivity savings; partially offset by higher fleet rental costs.
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
Direct operating expense for the second quarter of 2019 was $1.4 billion, or 33.4% of revenue, compared with $1.4 billion, or 32.2% of revenue, for the same quarter in 2018. Direct operating expense for the first six months of 2019 was $2.8 billion, or 33.8% of revenue, compared with $2.8 billion, or 32.5% of revenue, for the same period in 2018. The year-over-year increases as a percentage of revenue were primarily driven by higher personnel costs to support growth in our North American contract logistics, partially offset by lower temporary labor. Additionally, the second quarter and first six months of 2019 included $19 million and $40 million, respectively, from gains on sales of property and equipment.
Sales, general and administrative expense (“SG&A”) primarily consists of the cost of salaries and benefits for executive and certain administration functions, depreciation and amortization expense, professional fees, facility costs, bad debt expense and legal costs.
SG&A for the second quarter of 2019 was $455 million, or 10.7% of revenue, compared with $455 million, or 10.4% of revenue, for the same quarter in 2018. SG&A for the first six months of 2019 was $941 million, or 11.3% of revenue, compared with $905 million, or 10.6% of revenue, for the same period in 2018. For the second quarter, the slight year-over-year increase in SG&A as a percentage of revenue was primarily related to higher payroll expense, which was almost entirely offset by lower professional and consulting fees and share-based compensation. For the first six months, the year-over-year increase in SG&A as a percentage of revenue was primarily related to higher payroll and depreciation expenses, partially offset by lower professional and consulting fees and share-based compensation.
Other expense (income) for the second quarter of 2019 was $13 million of income, compared with $30 million of income for the same quarter in 2018. Other expense (income) for the first six months of 2019 was $30 million of income, compared with $49 million of income for the same period in 2018. The year-over-year decreases reflect lower net periodic pension income of $5 million in the second quarter of 2019 and $10 million in the first six months of 2019, compared with the same periods in 2018. Additionally, Other expense (income) for the second quarter and first six months of 2018 included a gain of approximately $9 million related to a terminated swap.
Foreign currency loss (gain) was an $8 million loss for the second quarter of 2019, compared with a $10 million gain for the same quarter in 2018. The primary driver of the year-over-year loss was unrealized losses incurred on foreign currency option and forward contracts in the second quarter of 2019, compared with unrealized gains for the same quarter in 2018. Foreign currency loss for the first six months of 2019 was $10 million, compared with $2 million for the same period in 2018. For the first six months of 2019, the foreign currency loss primarily reflected unrealized losses on foreign currency option and forward contracts. For the first six months of 2018, foreign currency loss reflected realized losses on foreign currency option and forward contracts as well as foreign currency transaction and remeasurement losses, partially offset by unrealized gains incurred on foreign currency option and forward contracts. For additional information on our foreign currency option and forward contracts, see Note 6—Derivative Instruments to our Condensed Consolidated Financial Statements.
Debt extinguishment losses were $5 million and $10 million for the first six months of 2019 and 2018, respectively. Debt extinguishment loss in 2019 related to the write-off of debt issuance costs for the unsecured credit facility that was repaid in the first quarter of 2019. Debt extinguishment loss in 2018 related to the refinancing of our senior secured term loan credit agreement, as amended (the “Term Loan Facility”) in the first six months of 2018. See Liquidity and Capital Resources below for further information.
Interest expense increased to $72 million for the second quarter of 2019 from $55 million for the second quarter of 2018. Interest expense increased to $143 million for the first six months of 2019 from $114 million for the first six months of 2018. The increases in interest expense in both the second quarter and six-month periods were primarily related to higher average total indebtedness to fund share purchases and for general corporate purposes.
Our effective income tax rates were 24.1% and 25.4% for the second quarter of 2019 and 2018, respectively, and 24.7% and 18.5% for the first six months of 2019 and 2018, respectively. The effective tax rates for both the second quarter and six-month periods of 2019 and 2018 were based on forecasted full year effective tax rates, adjusted for discrete items that occurred within the periods presented. The effective tax rate decreased between the second quarter of 2019 and the second quarter of 2018 primarily due to a mixed level of earnings in different jurisdictions.
There were no material discrete items impacting the effective tax rate for the first six months of 2019. The primary items impacting the effective tax rate for the first six months of 2018 included discrete tax benefits of $23 million from stock-based compensation and $4 million associated with the decision to deduct foreign taxes paid in prior years.
Transportation Segment
Summary Financial Table

	Three Months Ended June 30,		Percent of Revenue		Change	Six Months Ended June 30,		Percent of Revenue		Change
(Dollars in millions)	2019	2018	2019	2018	2019 vs. 2018	2019	2018	2019	2018	2019 vs. 2018
Revenue	$2,747	$2,888	100.0%	100.0%	(4.9)%	$5,406	$5,662	100.0%	100.0%	(4.5)%
Operating income	243	205	8.8%	7.1%	18.5%	371	344	6.9%	6.1%	7.8%
Total depreciation and amortization	108	116	N/A	N/A	(6.9)%	224	230	N/A	N/A	(2.6)%
Three and Six Months Ended June 30, 2019 Compared with Three and Six Months Ended June 30, 2018
Transportation segment revenue decreased 4.9% to $2.7 billion for the second quarter of 2019, compared with $2.9 billion for the same quarter in 2018. Revenue decreased 4.5% to $5.4 billion for the first six months of 2019, compared with $5.7 billion for the same period in 2018. Revenue was primarily impacted by a reduction in business from our largest customer. This revenue loss was largely related to our freight brokerage business and our postal injection business, the latter which ceased operations in the first quarter of 2019. Additionally, revenue in the second quarter of 2019 reflected lower truckload rates in freight brokerage, partially offset by growth in North American LTL and managed transportation. Foreign currency movement reduced revenue by approximately 1.6 percentage points in the second quarter of 2019 and 1.9 percentage points in the first six months of 2019.
Transportation segment operating income for the second quarter of 2019 increased to $243 million, or 8.8% of revenue, compared with $205 million, or 7.1% of revenue, for the same quarter in 2018. Operating income for the first six months of 2019 increased to $371 million, or 6.9% of revenue, compared with $344 million, or 6.1% of revenue, for the same period in 2018. The second quarter and first six months of 2019 reflected lower third-party transportation costs in freight brokerage and last mile, as well as gains on sales of property and equipment of $19 million and $39 million, respectively. These gains were partially offset by higher payroll expenses in the first six months of 2019. Depreciation and amortization expense in the first six months of 2019 included $6 million related to the impairment of customer relationship intangibles associated with exiting the direct postal injection business.

Logistics Segment
Summary Financial Table

	Three Months Ended June 30,		Percent of Revenue		Change	Six Months Ended June 30,		Percent of Revenue		Change
(Dollars in millions)	2019	2018	2019	2018	2019 vs. 2018	2019	2018	2019	2018	2019 vs. 2018
Revenue	$1,526	$1,508	100.0%	100.0%	1.2%	$3,020	$2,956	100.0%	100.0%	2.2%
Operating income	61	67	4.0%	4.4%	(9.0)%	107	115	3.5%	3.9%	(7.0)%
Total depreciation and amortization	67	58	N/A	N/A	15.5%	128	113	N/A	N/A	13.3%
Three and Six Months Ended June 30, 2019 Compared with Three and Six Months Ended June 30, 2018
Logistics segment revenue increased 1.2% to $1.5 billion for the second quarter of 2019, compared with $1.5 billion for the same quarter in 2018. Revenue increased 2.2% to $3.0 billion for the first six months of 2019, compared with $3.0 billion for the same period in 2018. The year-over-year revenue increases were primarily driven by growth of our North American contract logistics business, led by our food and beverage, consumer packaged goods, aerospace and healthcare sectors, and by e-commerce in Europe. This growth was partially offset by a reduction in business from our largest customer, and a decline in contract logistics revenue in Europe, primarily due to foreign currency movement, which reduced revenue growth by approximately 3.6 percentage points in the second quarter of 2019 and 4.3 percentage points in the first six months of 2019. We estimate that the logistics segment revenue for the second quarter of 2019 was negatively impacted by approximately five percentage points from the combined impact of foreign exchange movement and the reduction in business from our largest customer.
Logistics segment operating income for the second quarter of 2019 decreased to $61 million, or 4.0% of revenue, compared with $67 million, or 4.4% of revenue, for the same quarter in 2018. Operating income for the first six months of 2019 decreased to $107 million, or 3.5% of revenue, compared with $115 million, or 3.9% of revenue, for the same period in 2018. The year-over-year decreases were primarily driven by higher direct operating costs and SG&A expenses, largely related to new contract startups that required more personnel costs, partially offset by lower temporary labor costs, as well as lower costs of transportation and services. The lower temporary labor costs and lower costs of transportation and services reflect a reduction in business from our largest customer. Additionally, depreciation and amortization expense increased year-over-year in both periods, reflecting the impact of prior capital investments and new contract startups.
Restructuring Charges
We engage in restructuring actions as part of our ongoing efforts to best utilize our resources and infrastructure. Our results for the first six months of 2019 reflect restructuring charges of $17 million, $3 million of which was recorded in Cost of transportation and services, and $14 million of which was recorded in SG&A in the Condensed Consolidated Statements of Income. For more information, see Note 4—Restructuring Charges to the Condensed Consolidated Financial Statements. Upon successful completion of the restructuring initiatives in 2020, we expect to achieve annualized pre-tax savings of approximately $14 million.
Liquidity and Capital Resources
Our principal existing sources of cash are: (i) cash generated from operations; (ii) borrowings available under the Amendment No. 3 to Second Amended and Restated Revolving Loan Credit Agreement (the “ABL Facility”); and (iii) proceeds from the issuance of other debt. As of June 30, 2019, we have $838 million available to draw under the ABL Facility, based on a borrowing base of $1,046 million, as well as outstanding letters of credit of $208 million. In addition, we use trade accounts receivables securitization and factoring programs to help manage our cash flows and offset the impact of certain customers extending payment terms.
We continually evaluate our liquidity requirements, capital needs and the availability of capital resources based on our operating needs and our planned growth initiatives. We believe that our existing sources of liquidity will be sufficient to support our existing operations over the next 12 months.

The following table provides information related to our receivables securitization and factoring programs:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Securitization program
Receivables sold	$338	$—	$661	$—
Cash consideration	269	—	529	—
Deferred purchase price	69	—	132	—

Factoring programs
Receivables sold	235	128	419	269
Cash consideration	234	128	417	269
In addition to the cash consideration referenced above, we received $66 million and $137 million, respectively, in the three and six months ended June 30, 2019, for the realization of cash on a deferred purchase price receivable related to the securitization program. These amounts are reflected as cash collected on deferred purchase price receivable within Net cash used in investing activities. See Note 7—Debt to our Condensed Consolidated Financial Statements for additional information related to our receivables securitization borrowing program.
ABL Facility
In April 2019, we entered into Amendment No. 3 (the “Amendment”) to the Second Amended and Restated Revolving Loan Credit Agreement (the “ABL Facility”), by and among us, certain subsidiaries signatory thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., in its capacity as agent.
The Amendment amends the ABL Facility to, among other things: (i) extend the maturity date thereof to April 30, 2024 (subject, in certain circumstances, to a springing maturity if more than $200 million of our 6.50% senior notes due 2022 (“Senior Notes due 2022”), 6.125% senior notes due 2023 (“Senior Notes due 2023”) or certain refinancings thereof remain outstanding 91 days prior to their respective maturity); (ii) increase the aggregate principal amount of the commitments thereunder to $1.1 billion; (iii) reduce the interest rate margin and commitment fees thereunder; and (iv) make certain other changes to the covenants and other provisions therein.
Loans under the ABL Facility are secured on a first lien basis by the assets of the credit parties which constitute ABL Priority Collateral (as defined therein), and on a second lien basis by certain other assets.
Loans under the ABL Facility will bear interest at a rate equal to London Interbank Offered Rate (“LIBOR”) or base rate plus an applicable margin of 1.25% to 1.50%, in the case of LIBOR loans, and 0.25% to 0.50%, in the case of base rate loans.
Term Loan Facility
2019 Amendments
In March 2019, we entered into Amendment No. 4 to Credit Agreement, which permits us to incur up to $500 million of incremental term loans under the existing credit agreement on or prior to June 5, 2019 without adjusting the interest rate margin applicable to existing loans outstanding as long as the yield on the incremental term loan does not exceed the yield on the existing loans by 0.75%. Additionally, in March 2019, we entered into Amendment No. 5 to Credit Agreement, under which we borrowed an additional $500 million of incremental loans under a new tranche of term loans. For more information on these amendments, refer to Note 7—Debt to our Condensed Consolidated Financial Statements.
2018 Amendments
In February 2018, we amended the Term Loan Facility, which reduced the interest rate under the facility and extended the maturity date to February 23, 2025. The refinancing resulted in a debt extinguishment charge of $10 million in the first quarter of 2018.

Senior Notes due 2024
In February 2019, we completed our private placement of $1.0 billion aggregate principal amount of senior notes (“Senior Notes due 2024”). The Senior Notes due 2024 bear interest at a rate of 6.75% per annum, payable semiannually in cash in arrears, commencing August 15, 2019. The Senior Notes due 2024 will mature on August 15, 2024. Proceeds from the Senior Notes due 2024 were used to repay our outstanding obligation under the Unsecured Credit Facility described below and to finance a portion of our share repurchases described in Note 8—Stockholders’ Equity to our Condensed Consolidated Financial Statements.
Unsecured Credit Facility
In December 2018, we entered into a $500 million unsecured credit agreement (“Unsecured Credit Agreement”) with Citibank, N.A., with a maturity date of December 23, 2019. As of December 31, 2018, we had borrowed $250 million under the Unsecured Credit Agreement and made a second borrowing of $250 million in January 2019. The proceeds of both borrowings were used to finance a portion of our share repurchases described in Note 8—Stockholders’ Equity to our Condensed Consolidated Financial Statements. In connection with the issuance of the Senior Notes due 2024 described above, we repaid our outstanding obligations under the Unsecured Credit Agreement and terminated the facility in February 2019.
Trade Securitization Program
In October 2017, XPO Logistics Europe SA (“XPO Logistics Europe”), in which we hold an 86.25% controlling interest, entered into a trade receivables securitization program for a term of three years co-arranged by Crédit Agricole and HSBC. The aggregate maximum amount available under the program is €350 million (approximately $398 million as of June 30, 2019). As of June 30, 2019, the remaining borrowing capacity, which considers receivables that are collateral and receivables that have been sold, was €24 million ($27 million).
In July 2019, XPO Logistics Europe terminated the above described trade receivables securitization program and entered into a new trade receivables securitization program for a term of three years co-arranged by Crédit Agricole, BNP Paribas and HSBC. Under the terms of the new program, a wholly-owned bankruptcy remote special purpose entity of XPO Logistics Europe incorporated in Ireland will sell the trade receivables originated by the wholly-owned subsidiaries of XPO Logistics Europe in the United Kingdom and France to unaffiliated entities being managed by Crédit Agricole, BNP Paribas and HSBC. Under this new program, the maximum amount of net cash proceeds that will be available at any one time will be €400 million (approximately $450 million as of July 1, 2019). In this new program, there will be no deferred purchase price mechanism which had existed in the prior program.
Share Repurchases
On December 14, 2018, our Board of Directors authorized the repurchase of up to $1 billion of our common stock (the “2018 Repurchase Program”). Through December 31, 2018, based on the settlement date, we purchased and retired 10 million shares of our common stock having an aggregate value of $536 million at an average price of $53.46 per share. In the first quarter of 2019, based on the settlement date, we purchased and retired 8 million shares of our common stock having an aggregate value of $464 million at an average price of $59.47 per share, which completed the 2018 Repurchase Program. The share purchases were funded by the Unsecured Credit Facility and available cash.
On February 13, 2019, our Board of Directors authorized additional repurchases of up to $1.5 billion of our common stock (the “2019 Repurchase Program”). The authorization permits us to purchase shares in both open market and private transactions, with the timing and number of shares dependent on a variety of factors, including price, general business conditions, market conditions, alternative investment opportunities and funding considerations. In the second quarter of 2019, based on the settlement date, we purchased and retired 2 million shares of our common stock having an aggregate value of $120 million at an average price of $56.78 per share under the 2019 Repurchase Program. In the first six months of 2019, based on the settlement date, we purchased and retired 17 million shares of our common stock having an aggregate value of $883 million at an average price of $50.70 per share, under the 2019 Repurchase Program. The share purchases were funded by available cash and proceeds from new debt offerings. As of June 30, 2019, $617 million remained available to be used for share purchases under the 2019 Repurchase Program. However, we are not obligated to repurchase any specific number of shares and may suspend or discontinue the program at any time.

Loan Covenants and Compliance
As of June 30, 2019, we were in compliance with the covenants and other provisions of our debt agreements. Any failure to comply with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
Sources and Uses of Cash

	Six Months Ended June 30,
(In millions)	2019	2018
Net cash provided by operating activities	$164	$248
Net cash used in investing activities	(14)	(196)
Net cash used in financing activities	(153)	(119)
Effect of exchange rates on cash, cash equivalents and restricted cash	(2)	(7)
Net decrease in cash, cash equivalents and restricted cash	$(5)	$(74)
During the six months ended June 30, 2019, we: (i) generated cash from operating activities of $164 million; (ii) collected $137 million on the deferred purchase price receivable; (iii) generated proceeds from sales of property and equipment of $85 million; and (iv) received proceeds of $1.8 billion on our debt. We used cash during this period primarily to: (i) purchase property and equipment of $236 million; (ii) repurchase common stock of $1.3 billion; (iii) make payments on debt and capital leases of $565 million; and (iv) pay debt issuance costs of $27 million.
During the six months ended June 30, 2018, we: (i) generated cash from operating activities of $248 million; (ii) received proceeds, net of repurchases, of $82 million on our debt; and (iii) generated proceeds from sales of property and equipment of $62 million. We used cash during this period primarily to: (i) purchase property and equipment of $268 million; (ii) make repayments, net of advances, of $100 million on our ABL Facility; (iii) make payments on debt and capital leases of $59 million; and (iv) make payments for tax withholdings on restricted shares of $46 million.
Cash flows from operating activities for the six months ended June 30, 2019 decreased by $84 million, compared with the same period in 2018. The decrease reflects $89 million of higher cash usage from operating assets and liabilities for the six months ended June 30, 2019, compared with the same period in 2018. Within operating assets and liabilities, accounts receivable reflects a usage of $289 million for the six months ended June 30, 2019, compared with a usage of $179 million for the same period in 2018. The higher implied cash usage from accounts receivable in 2019 reflects the fact that cash collections on the deferred purchase price receivable from our securitization program are classified as investing activities. As a result, while accounts receivable only increased by $127 million from December 31, 2018, the impact to operating cash flows is greater.
Investing activities used $14 million and $196 million of cash in the six months ended June 30, 2019 and 2018, respectively. During the six months ended June 30, 2019, we: (i) used $236 million of cash to purchase property and equipment; (ii) received $85 million from sales of property and equipment; and (iii) received proceeds of $137 million related to the realization of cash on the deferred purchase price receivable. During the six months ended June 30, 2018, we primarily: (i) used $268 million of cash to purchase property and equipment; and (ii) received $62 million from sales of property and equipment.
Financing activities used $153 million and $119 million of cash in the six months ended June 30, 2019 and 2018, respectively. The primary uses of cash during the first six months of 2019 were $1.3 billion used to purchase XPO common stock; and $500 million used to repay borrowings under the Unsecured Credit Facility. The primary sources of cash from financing activities during the six months ended June 30, 2019 were: (i) $1.7 billion of net proceeds from the issuance of debt, consisting of the incremental term loans, Senior Notes due 2024 and borrowings under the Unsecured Credit Facility; and (ii) amounts received under the senior variable funding notes in connection with our trade securitization program. By comparison, the primary source of cash from financing activities during the six months ended June 30, 2018 was $888 million of net proceeds from the issuance of debt, consisting of the refinancing of the Term Loan Facility and amounts received under the senior variable funding notes in connection with our trade securitization program. The primary use of cash from financing activities during the six months ended

June 30, 2018 was the $812 million repurchase of debt, consisting of the refinancing of the Term Loan Facility; $100 million of net repayments on our ABL Facility; $59 million repayment of debt and capital leases; and $46 million of payments for tax withholding related to restricted shares.
Contractual Obligations
As described more fully above, in the first six months of 2019, we borrowed $500 million under our Term Loan Facility; received proceeds of approximately $1.0 billion from our new Senior Notes due 2024; borrowed $250 million and subsequently repaid our borrowings of approximately $500 million under our Unsecured Credit Facility; and reflected our Senior Variable Funding Notes as current debt. Following these transactions, the contractual obligations for our debt increased by $1.25 billion in total, most notably with a decrease of approximately $235 million for 2020 and an increase of $1.5 billion in the years following 2023. The contractual obligations for our interest on debt increased by approximately $430 million commencing in 2020, with an increase of $185 million for 2020-2021, $185 million for 2022-2023 and $60 million thereafter. For information on the maturities of our finance and operating leases as of June 30, 2019, see Note 5—Leases to our Condensed Consolidated Financial Statements. During the six months ended June 30, 2019, there were no other material changes to our December 31, 2018 contractual obligations.
New Accounting Standards
Information related to new accounting standards is included in Note 1—Organization, Description of Business and Basis of Presentation and Note 5—Leases to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We have a significant proportion of our net assets and income in non-U.S. dollar (“USD”) currencies, primarily the euro (“EUR”) and British pound sterling (“GBP”). We are exposed to currency risk from potential changes in functional currency values of our foreign currency denominated assets, liabilities and cash flows. Consequently, a depreciation of the EUR and GBP relative to the USD could have an adverse impact on our financial results.
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
In order to mitigate against the risk of a reduction in the value of foreign currency earnings before interest, taxes, depreciation and amortization for those Company operations that use the EUR or the GBP as their functional currency, we use foreign currency option contracts. Gains and losses on these contracts are recorded in Foreign currency loss (gain) in the Condensed Consolidated Statements of Income.
See Note 6—Derivative Instruments to our Condensed Consolidated Financial Statements for further information.
There have been no material changes to our quantitative and qualitative disclosures about market risk during the six months ended June 30, 2019, as compared with the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 4. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and acting Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of June 30, 2019 were effective as of such time such that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries; and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information
Item 1. Legal Proceedings.
For information related to our legal proceedings, refer to “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and Note 10—Legal and Regulatory Matters of Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
There are no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

(In millions, except per share data)	Total Number of Shares Purchased (1)		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2019 through April 30, 2019	2		$56.74	2		$618
May 1, 2019 through May 31, 2019	—	(3)	62.75	—	(3)	617
June 1, 2019 through June 30, 2019	—		—	—		—
Total	2		$56.78	2		$617

(1)	Based on settlement date.

(2)
On February 14, 2019, we announced that our Board of Directors authorized repurchases of up to $1.5 billion of our common stock. We are not obligated to repurchase any specific number of shares and may suspend or discontinue the program at any time. Also, the program does not have an expiration date. For further details, refer to Note 8—Stockholders’ Equity to the Condensed Consolidated Financial Statements.

(3)	Total number of shares purchased were less than one million.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

10.1 +
Amendment No. 1 to the XPO Logistics, Inc. 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Annex B to the registrant’s definitive proxy statement on Schedule 14A filed with the SEC on April 22, 2019).

10.2
Amendment No. 3 to Second Amended and Restated Revolving Loan Credit Agreement, dated as of April 30, 2019, by and among the registrant, certain subsidiaries signatory thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as agent (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 1, 2019).

10.3 +*	Amendment, dated June 5, 2019, to Employment Agreement, dated February 9, 2016, between the registrant and Bradley S. Jacobs.

10.4 +*	Amendment, dated June 5, 2019, to Employment Agreement, dated February 9, 2016, between the registrant and Troy A. Cooper.

10.5 +*	Amendment, dated June 5, 2019, to Employment Agreement, dated February 9, 2016, between the registrant and Mario A. Harik.

10.6 +*	Employment Agreement, dated June 5, 2019, between the registrant and Sarah J.S. Glickman.

10.7 +*	Form of Performance-Based Restricted Unit Award Agreement under the XPO Logistics, Inc. Amended 2016 Omnibus Incentive Compensation Plan.

31.1 *
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019.

31.2 *
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019.

32.1 **
Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019.

32.2 **
Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019.

101.INS *	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH *	XBRL Taxonomy Extension Schema.

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF *	XBRL Taxonomy Extension Definition Linkbase.

101.LAB *	XBRL Taxonomy Extension Label Linkbase.

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
**	Furnished herewith.
+	This exhibit is a management contract or compensatory plan or arrangement.

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
Date: August 1, 2019