Form 10-Q
period 2019-09-30
XPO Logistics, Inc.
filed 2019-10-28
CIK 1166003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
Form 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
______________________________________________________________________________________________________________
N/A
______________________________________________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report
Securities registered pursuant to Section 12(b) of the Act:

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 21, 2019, there were 92,300,242 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

XPO Logistics, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2019

Part I—Financial Information
Item 1. Financial Statements.
XPO Logistics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(In millions, except per share data)	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$425	$502
Accounts receivable, net of allowances of $60 and $52, respectively	2,577	2,596
Other current assets	424	590
Total current assets	3,426	3,688
Property and equipment, net of $1,905 and $1,585 in accumulated depreciation, respectively	2,589	2,605
Operating lease assets	2,110	—
Goodwill	4,374	4,467
Identifiable intangible assets, net of $802 and $706 in accumulated amortization, respectively	1,114	1,253
Other long-term assets	303	257
Total long-term assets	10,490	8,582
Total assets	$13,916	$12,270
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,132	$1,258
Accrued expenses	1,417	1,480
Short-term borrowings and current maturities of long-term debt	64	367
Short-term operating lease liabilities	454	—
Other current liabilities	140	208
Total current liabilities	3,207	3,313
Long-term debt	5,121	3,902
Deferred tax liability	483	444
Employee benefit obligations	141	153
Operating lease liabilities	1,671	—
Other long-term liabilities	328	488
Total long-term liabilities	7,744	4,987
Stockholders’ equity:
Convertible perpetual preferred stock, $0.001 par value; 10 shares authorized; 0.07 of Series A shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	41	41
Common stock, $0.001 par value; 300 shares authorized; 92 and 116 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	2,056	3,311
Retained earnings	680	377
Accumulated other comprehensive loss	(205)	(154)
Total stockholders’ equity before noncontrolling interests	2,572	3,575
Noncontrolling interests	393	395
Total equity	2,965	3,970
Total liabilities and equity	$13,916	$12,270
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2019	2018	2019	2018
Revenue	$4,154	$4,335	$12,512	$12,890
Operating expenses
Cost of transportation and services	2,068	2,249	6,272	6,748
Direct operating expense	1,401	1,431	4,224	4,213
Sales, general and administrative expense	456	446	1,397	1,351
Total operating expenses	3,925	4,126	11,893	12,312
Operating income	229	209	619	578
Other expense (income)	(11)	(18)	(41)	(67)
Foreign currency (gain) loss	(5)	3	5	5
Debt extinguishment loss	—	17	5	27
Interest expense	75	51	218	165
Income before income tax provision	170	156	432	448
Income tax provision	34	41	99	95
Net income	136	115	333	353
Net income attributable to noncontrolling interests	(6)	(6)	(21)	(22)
Net income attributable to XPO	$130	$109	$312	$331

Earnings per share data:
Net income attributable to common shareholders	$117	$101	$282	$306

Basic earnings per share	$1.27	$0.81	$2.91	$2.50
Diluted earnings per share	$1.14	$0.74	$2.63	$2.26

Weighted-average common shares outstanding
Basic weighted-average common shares outstanding	92	125	97	122
Diluted weighted-average common shares outstanding	102	137	107	135
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Net income	$136	$115	$333	$353

Other comprehensive loss, net of tax
Foreign currency translation loss, net of tax effect of $(11), $(1), $(17) and $1	$(66)	$(12)	$(68)	$(81)
Unrealized gain (loss) on financial assets/liabilities designated as hedging instruments, net of tax effect of $-, $-, $- and $(1)	—	—	1	(8)
Defined benefit plans adjustments, net of tax effect of $- in all periods	(1)	—	(1)	(1)
Other comprehensive loss	(67)	(12)	(68)	(90)
Comprehensive income	$69	$103	$265	$263
Less: Comprehensive (loss) income attributable to noncontrolling interests	(9)	4	4	7
Comprehensive income attributable to XPO	$78	$99	$261	$256

See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2019	2018
Operating activities
Net income	$333	$353
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	546	528
Stock compensation expense	48	64
Accretion of debt	16	11
Deferred tax expense	26	14
Debt extinguishment loss	5	27
Unrealized loss (gain) on foreign currency option and forward contracts	5	(13)
Gains on sale of property and equipment	(73)	(3)
Other	17	7
Changes in assets and liabilities:
Accounts receivable	(190)	(262)
Other assets	(12)	(99)
Accounts payable	(153)	(4)
Accrued expenses and other liabilities	(126)	(87)
Net cash provided by operating activities	442	536
Investing activities
Payment for purchases of property and equipment	(413)	(413)
Proceeds from sale of property and equipment	192	92
Cash collected on deferred purchase price receivable	186	—
Other	—	(13)
Net cash used in investing activities	(35)	(334)
Financing activities
Proceeds from issuance of debt	1,751	896
Repurchase of debt	—	(1,225)
Proceeds from borrowings on ABL facility	1,690	925
Repayment of borrowings on ABL facility	(1,690)	(1,025)
Repayment of debt and finance leases	(850)	(85)
Payment for debt issuance costs	(28)	(6)
Proceeds from forward sale settlement	—	349
Repurchase of common stock	(1,347)	—
Change in bank overdrafts	2	18
Payment for tax withholdings for restricted shares	(11)	(49)
Dividends paid	(3)	(4)
Other	7	5
Net cash used in financing activities	(479)	(201)
Effect of exchange rates on cash, cash equivalents and restricted cash	(7)	(10)
Net decrease in cash, cash equivalents and restricted cash	(79)	(9)
Cash, cash equivalents and restricted cash, beginning of period	514	449
Cash, cash equivalents and restricted cash, end of period	$435	$440
Supplemental disclosure of cash flow information:
Cash paid for interest	$202	$172
Cash paid for income taxes	$89	$46
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Series A Preferred Stock		Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total XPO Stockholders' Equity	Non-controlling Interests	Total Equity
Balance as of June 30, 2019	72	$41	91,992	$—	$2,054	$563	$(153)	$2,505	$407	$2,912
Net income	—	—	—	—	—	130	—	130	6	136
Other comprehensive loss	—	—	—	—	—	—	(52)	(52)	(15)	(67)
Exercise and vesting of stock compensation awards	—	—	242	—	—	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	—	—	(7)	—	—	(7)	—	(7)
Retirement of common stock	—	—	—	—	—	—	—	—	—	—
Dividend declared	—	—	—	—	—	(1)	—	(1)	(3)	(4)
Stock compensation expense	—	—	—	—	8	—	—	8	—	8
Adoption of new accounting standard and other	—	—	—	—	1	(12)	—	(11)	(2)	(13)
Balance as of September 30, 2019	72	$41	92,234	$—	$2,056	$680	$(205)	$2,572	$393	$2,965

	Series A Preferred Stock		Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total XPO Stockholders' Equity	Non-controlling Interests	Total Equity
Balance as of December 31, 2018	72	$41	115,683	$—	$3,311	$377	$(154)	$3,575	$395	$3,970
Net income	—	—	—	—	—	312	—	312	21	333
Other comprehensive loss	—	—	—	—	—	—	(51)	(51)	(17)	(68)
Exercise and vesting of stock compensation awards	—	—	423	—	—	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	—	—	(11)	—	—	(11)	—	(11)
Retirement of common stock	—	—	(23,932)	—	(1,275)	—	—	(1,275)	—	(1,275)
Dividend declared	—	—	—	—	—	(2)	—	(2)	(4)	(6)
Stock compensation expense	—	—	—	—	27	—	—	27	—	27
Adoption of new accounting standard and other	—	—	60	—	4	(7)	—	(3)	(2)	(5)
Balance as of September 30, 2019	72	$41	92,234	$—	$2,056	$680	$(205)	$2,572	$393	$2,965

XPO Logistics, Inc.
Condensed Consolidated Statements of Changes in Equity (continued)
(Unaudited)

	Series A Preferred Stock		Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total XPO Stockholders' Equity	Non-controlling Interests	Total Equity
Balance as of June 30, 2018	72	$41	120,849	$—	$3,562	$178	$(49)	$3,732	$408	$4,140
Net income	—	—	—	—	—	109	—	109	6	115
Other comprehensive loss	—	—	—	—	—	—	(10)	(10)	(2)	(12)
Exercise and vesting of stock compensation awards	—	—	52	—	—	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	—	—	(4)	—	—	(4)	—	(4)
Issuance of common stock from forward sale settlement	—	—	6,000	—	349	—	—	349	—	349
Dividend declared	—	—	—	—	—	(1)	—	(1)	(4)	(5)
Stock compensation expense	—	—	—	—	7	—	—	7	—	7
Balance as of September 30, 2018	72	$41	126,901	$—	$3,914	$286	$(59)	$4,182	$408	$4,590

	Series A Preferred Stock		Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	(Accumulated Deficit)/Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total XPO Stockholders' Equity	Non-controlling Interests	Total Equity
Balance as of December 31, 2017	72	$41	119,920	$—	$3,590	$(43)	$16	$3,604	$406	$4,010
Net income	—	—	—	—	—	331	—	331	22	353
Other comprehensive loss	—	—	—	—	—	—	(75)	(75)	(15)	(90)
Exercise and vesting of stock compensation awards	—	—	924	—	1	—	—	1	—	1
Tax withholdings related to vesting of stock compensation awards	—	—	—	—	(49)	—	—	(49)	—	(49)
Issuance of common stock from forward sale settlement	—	—	6,000	—	349	—	—	349	—	349
Dividend declared	—	—	—	—	—	(2)	—	(2)	(5)	(7)
Stock compensation expense	—	—	—	—	23	—	—	23	—	23
Other	—	—	57	—	—	—	—	—	—	—
Balance as of September 30, 2018	72	$41	126,901	$—	$3,914	$286	$(59)	$4,182	$408	$4,590

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
Restricted Cash
As of September 30, 2019 and December 31, 2018, the total amount of restricted cash included in Other long-term assets on the Condensed Consolidated Balance Sheets was $10 million and $12 million, respectively.
Trade Receivables Securitization and Factoring Programs
The Company uses trade receivables securitization and factoring programs to help manage our cash flows and offset the impact of extended payment terms for certain customers.
In July 2019, XPO Logistics Europe SA (“XPO Logistics Europe”), in which the Company holds an 86.25% controlling interest, entered into a new, three-year trade receivables securitization program co-arranged by Crédit Agricole, BNP Paribas and HSBC (the “Purchasers”) and terminated its prior program. Under the new program, a wholly-owned bankruptcy remote special purpose entity of XPO Logistics Europe sells trade receivables that originate with wholly-owned subsidiaries of XPO Logistics Europe in the United Kingdom and France; these trade receivables are sold to unaffiliated entities managed by the Purchasers.
The maximum amount of net cash proceeds available at any one time is €400 million. Of this amount, €93 million (approximately $101 million) was available to the Company as of September 30, 2019 based on the level of receivables which had been sold and were outstanding as of that date. The weighted average interest rate was 0.83% as of September 30, 2019. The new program does not include a deferred purchase price mechanism. Charges for commitment fees, which are based on a percentage of available amounts, and charges for administrative fees were not material to the Company’s results of operations for the nine months ended September 30, 2019 and 2018.

The following table provides information related to the Company’s trade receivables sold during the periods referenced below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Securitization programs
Receivables sold in period	$790	$—	$1,451	$—
Cash consideration	787	—	1,316	—
Deferred purchase price	3	—	135	—

Factoring programs
Receivables sold in period	196	146	615	415
Cash consideration	195	145	612	414

In addition to the cash considerations referenced above, the Company received $49 million and $186 million in the three and nine months ended September 30, 2019, respectively, for the realization of cash on the deferred purchase price receivable related to the Company’s prior securitization program. The deferred purchase price receivable is not a trade receivable and it is recorded based on its fair value and reported within other current assets in the condensed consolidated balance sheets. Cash collected on deferred purchase price receivable is included in Investing activities on the Condensed Consolidated Statements of Cash Flows.
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
The fair value estimates are based on certain market assumptions and information available to management. The carrying values of cash and cash equivalents, accounts receivable, deferred purchase price related to accounts receivables sold, accounts payable, accrued expenses and current maturities of long-term debt approximated their fair values as of September 30, 2019 and December 31, 2018 due to their short-term nature or because they were receivable or payable on demand. The Level 1 cash equivalents include money market funds valued using quoted prices in active markets. The Level 2 cash equivalents include short-term investments valued using published interest rates for instruments with similar terms and maturities. For information regarding the fair value hierarchy of the Company’s derivative instruments and financial liabilities, refer to Note 6—Derivative Instruments and Note 7—Debt, respectively.
The following table summarizes the fair value hierarchy of cash equivalents:

(In millions)	Carrying Value	Fair Value	Level 1	Level 2
September 30, 2019	$224	$224	$207	$17
December 31, 2018	237	237	236	1

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
Accounting Pronouncements Issued but Not Yet Effective
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” as modified by subsequently issued ASUs. The ASU amends the current incurred losses impairment method with a method that reflects expected credit losses on certain types of financial instruments, including trade receivables. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period; however, early adoption is permitted. While the Company is currently evaluating the impact of this standard, adoption is not expected to have a material effect on its consolidated financial statements.
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
The Company evaluates performance based on the various financial measures of its two reporting segments. The following table shows select financial data for the three and nine months ended September 30, 2019 and 2018:

(In millions)	Transportation	Logistics	Corporate	Eliminations/Other	Total
Three months ended September 30, 2019
Revenue	$2,684	$1,510	$—	$(40)	$4,154
Operating income (loss)	208	61	(40)	—	229
Depreciation and amortization	110	73	3	—	186

Three months ended September 30, 2018
Revenue	$2,850	$1,517	$—	$(32)	$4,335
Operating income (loss)	196	59	(46)	—	209
Depreciation and amortization	117	59	3	1	180

Nine months ended September 30, 2019
Revenue	$8,090	$4,530	$—	$(108)	$12,512
Operating income (loss)	579	168	(128)	—	619
Depreciation and amortization	334	201	11	—	546

Nine months ended September 30, 2018
Revenue	$8,512	$4,473	$—	$(95)	$12,890
Operating income (loss)	540	174	(136)	—	578
Depreciation and amortization	347	172	8	1	528

3. Revenue Recognition
Disaggregation of Revenues
The Company disaggregates its revenue by geographic area and service offering. The following tables present the Company’s revenue disaggregated by geographic area based on sales office location:

	Three Months Ended September 30, 2019
(In millions)	Transportation	Logistics	Eliminations	Total
Revenue
United States	$1,891	$581	$(12)	$2,460
North America (excluding United States)	76	17	—	93
France	326	164	(6)	484
United Kingdom	192	335	(18)	509
Europe (excluding France and United Kingdom)	195	389	(3)	581
Other	4	24	(1)	27
Total	$2,684	$1,510	$(40)	$4,154

	Three Months Ended September 30, 2018
(In millions)	Transportation	Logistics	Eliminations	Total
Revenue
United States	$2,042	$554	$(5)	$2,591
North America (excluding United States)	71	20	—	91
France	359	167	(5)	521
United Kingdom	179	357	(17)	519
Europe (excluding France and United Kingdom)	193	396	(4)	585
Other	6	23	(1)	28
Total	$2,850	$1,517	$(32)	$4,335

	Nine Months Ended September 30, 2019
(In millions)	Transportation	Logistics	Eliminations	Total
Revenue
United States	$5,651	$1,708	$(24)	$7,335
North America (excluding United States)	216	50	—	266
France	1,041	505	(17)	1,529
United Kingdom	566	1,020	(54)	1,532
Europe (excluding France and United Kingdom)	603	1,178	(11)	1,770
Other	13	69	(2)	80
Total	$8,090	$4,530	$(108)	$12,512

	Nine Months Ended September 30, 2018
(In millions)	Transportation	Logistics	Eliminations	Total
Revenue
United States	$6,042	$1,590	$(15)	$7,617
North America (excluding United States)	200	49	—	249
France	1,134	523	(14)	1,643
United Kingdom	529	1,053	(50)	1,532
Europe (excluding France and United Kingdom)	592	1,185	(13)	1,764
Other	15	73	(3)	85
Total	$8,512	$4,473	$(95)	$12,890
The following table presents the Company’s revenue disaggregated by service offering:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Transportation segment:
Freight brokerage and truckload	$1,083	$1,196	$3,269	$3,586
LTL	1,227	1,227	3,667	3,647
Last mile (1)	219	271	655	778
Managed transportation	134	110	400	361
Global forwarding	74	84	229	251
Transportation eliminations	(53)	(38)	(130)	(111)
Total Transportation segment revenue	2,684	2,850	8,090	8,512
Total Logistics segment revenue	1,510	1,517	4,530	4,473
Intersegment eliminations	(40)	(32)	(108)	(95)
Total revenue	$4,154	$4,335	$12,512	$12,890

(1)	Comprised of the Company’s North American last mile operations.
Transaction Price Allocated to Remaining Performance Obligation
The Company’s remaining performance obligation represents the aggregate amount of transaction price yet to be recognized as of the end of the reporting period. As permitted in determining the remaining performance obligation, the Company omits obligations that either: (i) have original expected durations of one year or less, or (ii) contain variable consideration. On September 30, 2019, the fixed consideration component of the Company’s remaining performance obligation was approximately $1.5 billion, of which the Company expects to recognize approximately 80% over the next three years and the remainder thereafter. The majority of the remaining performance obligation relates to the Logistics reportable segment. Remaining performance obligations are based on estimates made at a point in time and actual amounts may differ from these estimates due to changes in foreign currency exchange rates, contract revisions or terminations.

4. Restructuring Charges
The Company engages in restructuring actions as part of its ongoing efforts to best utilize its resources and infrastructure. In 2019, management approved restructuring plans that included severance and facility-related costs. A portion of the charge recorded under these plans related to the Company’s largest customer downsizing its business with the Company. The following tables set forth the restructuring-related activity:

		Three Months Ended September 30, 2019
(In millions)	Reserve Balance as of June 30, 2019	Charges Incurred	Payments	Reserve Balance as of September 30, 2019
Severance:
Transportation	$5	$7	$(5)	$7
Logistics	3	3	(2)	4
Corporate	1	1	(1)	1
Total severance	9	11	(8)	12
Facilities:
Transportation	3	—	(1)	2
Total	$12	$11	$(9)	$14
With respect to the $11 million charge taken in the third quarter of 2019, $1 million was recorded in Direct operating expense and $10 million was recorded in Sales, general and administrative expense (“SG&A”) in the Condensed Consolidated Statements of Income.

		Nine Months Ended September 30, 2019
(In millions)	Reserve Balance as of December 31, 2018	Charges Incurred	Payments	Reserve Balance as of September 30, 2019
Severance:
Transportation	$9	$18	$(20)	$7
Logistics	5	5	(6)	4
Corporate	2	2	(3)	1
Total severance	16	25	(29)	12
Facilities:
Transportation	—	3	(1)	2
Total	$16	$28	$(30)	$14

With respect to the $28 million charge taken in the first nine months of 2019, $3 million was recorded in Cost of transportation and services, $1 million in Direct operating expense and $24 million was recorded in SG&A in the Condensed Consolidated Statements of Income. The Company expects that the majority of the cash payments related to this liability will be made within 12 months from September 30, 2019.
5. Leases
Adoption of Topic 842, “Leases”
On January 1, 2019, the Company adopted Topic 842 prospectively through a cumulative-effect adjustment with no restatement of prior period financial statements. Upon adoption, the Company elected the package of practical expedients to retain the lease identification, classification and initial direct costs for existing leases. Additionally, the Company elected to not recognize on the Consolidated Balance Sheets any lease with an initial term of 12 months or less and to not separate lease and non-lease components within a contract. Adoption of this new standard as of January 1, 2019 resulted in the recognition of $2.1 billion of Operating lease assets and liabilities on the Condensed Consolidated Balance Sheets. The adoption of Topic 842 did not have a material impact on the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Cash Flows.

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
The components of lease expense and gain realized on sale-leaseback transactions were as follows:

(In millions)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$163	$516
Short-term lease cost	36	113
Variable lease cost	32	68
Total operating lease cost	$231	$697
Finance lease cost:
Amortization of leased assets	$13	$38
Interest on lease liabilities	2	5
Total finance lease cost	$15	$43
Total lease cost	$246	$740
Gain recognized on sale-leaseback transactions (1)	$28	$64

(1)
For the nine months ended September 30, 2019, the Company completed multiple sale-leaseback transactions for land and buildings, including the Company’s sale and partial leaseback of its shared-services center in Portland, Oregon, and received aggregate cash proceeds of $152 million.

Supplemental balance sheet information related to leases was as follows:

(In millions)	September 30, 2019
Operating leases:
Operating lease assets	$2,110
Short-term operating lease liabilities	454
Operating lease liabilities	1,671
Total operating lease liabilities	$2,125
Finance leases:
Property and equipment, gross	$410
Accumulated depreciation	(124)
Property and equipment, net	$286
Short-term borrowings and current maturities of long-term debt	55
Long-term debt	216
Total finance lease liabilities	$271
Weighted-average remaining lease term
Operating leases	7 years
Finance leases	5 years
Weighted-average discount rate
Operating leases	5.11%
Finance leases	2.58%

Supplemental cash flow information related to leases was as follows:

(In millions)	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$526
Operating cash flows for finance leases	5
Financing cash flows for finance leases	46
Leased assets obtained in exchange for new lease obligations:
Operating leases	559
Finance leases	35

Property and equipment acquired through capital leases was $72 million for the nine months ended September 30, 2018.

Maturities of lease liabilities as of September 30, 2019 were as follows:

(In millions)	Finance Leases	Operating Leases
Remainder of 2019	$17	$102
2020	60	571
2021	58	458
2022	56	363
2023	48	281
Thereafter	50	752
Total lease payments	$289	$2,527
Less: interest	(18)	(402)
Present value of lease liabilities	$271	$2,125

As of September 30, 2019, the Company had additional operating leases that have not yet commenced with future undiscounted lease payments of $101 million. These operating leases will commence in the fourth quarter of 2019 through fiscal year 2030 with lease terms of 1 year to 10 years.
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

The following table presents the account on the Condensed Consolidated Balance Sheets in which the Company’s derivative instruments have been recognized and the related notional amounts and fair values:

	September 30, 2019
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges:
Cross-currency swap agreements	$1,242	Other long-term assets	$16	Other long-term liabilities	$—
Interest rate swap	2,003	Other current assets	—	Other current liabilities	(11)
Derivatives not designated as hedges:
Foreign currency option contracts	249	Other current assets	4	Accrued expenses	(3)
Total			$20		$(14)

	December 31, 2018
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges:
Cross-currency swap agreements	$1,270	Other long-term assets	$—	Other long-term liabilities	$(81)
Derivatives not designated as hedges:
Foreign currency option contracts	473	Other current assets	7	Other current liabilities	—
Total			$7		$(81)

The derivatives are classified as Level 2 within the fair value hierarchy. The derivatives are valued using inputs other than quoted prices, such as foreign exchange rates and yield curves.
The effect of derivative instruments designated as hedges in the Condensed Consolidated Statements of Income are as follows:

	Amount of Gain Recognized in Other Comprehensive Income on Derivative		Amount of Gain Reclassified from AOCI into Net Income		Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,
(In millions)	2019	2018	2019	2018	2019	2018
Derivatives designated as cash flow hedges:
Cross-currency swap agreements	$7	$—	$9	$1	$1	$—
Interest rate swaps	1	1	—	—	—	—
Derivatives designated as net investment hedges:
Cross-currency swap agreements	55	5	—	—	5	3
Total	$63	$6	$9	$1	$6	$3

	Amount of Gain Recognized in Other Comprehensive Income on Derivatives		Amount of Gain Reclassified from AOCI into Net Income		Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018	2019	2018
Derivatives designated as cash flow hedges:
Cross-currency swap agreements	$12	$6	$11	$14	$1	$—
Derivatives designated as net investment hedges:
Cross-currency swap agreements	83	25	—	—	10	2
Total	$95	$31	$11	$14	$11	$2

The pre-tax (loss) gain recognized in earnings for foreign currency option and forward contracts not designated as hedging instruments was a gain of $5 million and a loss of $5 million for the three and nine months ended September 30, 2019, respectively; and a loss of $3 million and a gain $1 million for the three and nine months ended September 30, 2018, respectively. These amounts are recorded in Foreign currency (gain) loss in the Condensed Consolidated Statements of Income.
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
The Company has designated the cross-currency swap agreements as qualifying hedging instruments and is accounting for these as net investment hedges. The Company applies the simplified method of assessing the effectiveness of its net investment hedging relationships. Under this method, for each reporting period, the change in the fair value of the cross-currency swaps is initially recognized in Accumulated other comprehensive income (“AOCI”). The change in the fair value due to foreign exchange remains in AOCI and the initial component excluded from effectiveness testing will initially remain in AOCI and then will be reclassified from AOCI to Interest expense each period in a systematic manner. For net investment hedges that were de-designated prior to their maturity, the amounts in AOCI will remain in AOCI until the subsidiary is sold or substantially liquidated. Cash flows related to the periodic exchange of interest payments for these net investment hedges are included in Operating activities on the Condensed Consolidated Statements of Cash Flows.
In the third quarter of 2019, the Company terminated a cross-currency swap that had been accounted for as cash flow hedge and entered into a new cross-currency swap agreement. The new cross-currency swap is accounted for as a cash flow hedge and was entered into to manage the related foreign currency exposure from intercompany loans. For the cash flow hedge, the Company reclassifies a portion of AOCI to Foreign currency (gain) loss to offset the foreign exchange impact in earnings created by the intercompany loans. Cash flows related to this new cash flow hedge are included in Operating activities on the Condensed Consolidated Statements of Cash Flows.
Interest Rate Hedging
In March 2019, the Company executed short-term interest rate swaps to mitigate variability in forecasted interest payments on the Company’s borrowings under its Senior Secured Term Loan Credit Agreement, as amended (the “Term Loan Credit Agreement”). The interest rate swaps convert floating-rate interest payments into fixed rate interest payments. The company designated the interest rate swaps as qualifying hedging instruments and accounted for these derivatives as cash flow hedges. The interest rate swaps mature on various dates within 2019. In 2018, the

Company utilized a short-term interest rate swap that matured in August 2018 to mitigate variability in forecasted interest payments on the Company’s borrowings under the Term Loan Credit Agreement.
Gains and losses resulting from fair value adjustments to the designated portion of interest rate swaps are recorded in AOCI and reclassified to Interest expense on the dates that interest payments accrue. Cash flows related to the interest rate swaps are included in Operating activities on the Condensed Consolidated Statements of Cash Flows.
Foreign Currency Option and Forward Contracts
In order to mitigate the risk of a reduction in the value of earnings from the Company’s operations that use the EUR or the British pound sterling as their functional currency, the Company uses foreign currency option contracts. Additionally, the Company uses foreign currency forward contracts to mitigate exposure from intercompany loans that are not designated as permanent and thus create volatility in earnings. These foreign currency contracts (both option and forward contracts) were not designated as qualifying hedging instruments as of September 30, 2019. The contracts are not speculative; rather, they are used to economically hedge the Company’s exposure to exchange rate fluctuations. The contracts expire in 12 months or less. Gains or losses on the contracts are recorded in Foreign currency (gain) loss in the Condensed Consolidated Statements of Income.
In the third quarter of 2018, the Company changed its policy related to the cash flow presentation of foreign currency option contracts, as the Company believes cash receipts and payments related to economic hedges should be classified based on the nature and purpose for which these derivatives were acquired and, given that the Company did not elect to apply hedge accounting to these derivatives, the Company believes it is preferable to reflect these cash flows as Investing activities. Prior to this change, these cash flows were reflected within Operating activities. Net cash used in investing activities for the nine months ended September 30, 2018 included $17 million of cash usage related to these foreign currency option contracts.
7. Debt
The following table summarizes the Company’s debt:

	September 30, 2019		December 31, 2018
(In millions)	Principal Balance	Carrying Value	Principal Balance	Carrying Value
ABL facility	$—	$—	$—	$—
Term loan facility	2,003	1,968	1,503	1,474
6.125% Senior notes due 2023	535	530	535	529
6.50% Senior notes due 2022	1,200	1,192	1,200	1,190
6.70% Senior debentures due 2034	300	207	300	205
6.75% Senior notes due 2024	1,000	986	—	—
Trade securitization program	—	—	283	281
Unsecured credit facility	—	—	250	246
Finance leases	271	271	289	289
Asset financing and other	31	31	55	55
Total debt	5,340	5,185	4,415	4,269
Short-term borrowings and current maturities of long-term debt	64	64	371	367
Long-term debt	$5,276	$5,121	$4,044	$3,902

The following table summarizes the fair value of the Company’s debt:

(In millions)	Fair Value	Level 1	Level 2
September 30, 2019	$5,481	$3,174	$2,307
December 31, 2018	4,305	2,020	2,285

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
The Amendment amends the ABL Facility to, among other things: (i) extend the maturity date thereof to April 30, 2024 (subject, in certain circumstances, to a springing maturity if more than $200 million of the Company’s 6.50% senior notes due 2022 (“Senior Notes due 2022”), 6.125% senior notes due 2023 or certain refinancings thereof remain outstanding 91 days prior to their respective maturity); (ii) increase the aggregate principal amount of the commitments thereunder to $1.1 billion; (iii) reduce the interest rate margin and commitment fees thereunder; and (iv) make certain other changes to the covenants and other provisions therein.
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
As of September 30, 2019, the Company had a borrowing base of $971 million and availability under the ABL Facility of $768 million after considering outstanding letters of credit on the ABL Facility of $203 million. As of September 30, 2019, the Company was in compliance with the ABL Facility’s financial covenants.
Term Loan Facility
2019 Amendments
In March 2019, the Company entered into Amendment No. 4 to Credit Agreement (the “Fourth Amendment”), which permits the Company to incur up to $500 million of incremental term loans under the existing credit agreement on or prior to June 5, 2019 without adjusting the interest rate margin applicable to existing loans outstanding, as long as the yield on the incremental term loan does not exceed the yield on the existing loans by 0.75%. Also in March 2019, the Company entered into an Incremental Amendment (Amendment No. 5 to Credit Agreement) (the “Fifth Amendment”), by and among the Company, its subsidiaries signatory thereto, as guarantors, the lenders party thereto and Morgan Stanley Senior Funding, Inc., in its capacity as administrative agent, amending the Term Loan Credit Agreement.
Pursuant to the Fifth Amendment, the Company borrowed an additional $500 million of incremental loans under a new tranche of term loans (the “Incremental Term Loan Facility”). The terms of the loans under the Incremental Term Loan Facility are substantially similar to the terms relating to the loans outstanding under the Term Loan Credit Agreement prior to giving effect to the Fifth Amendment, except with respect to issue price, the interest rate applicable to the Company’s borrowings under the Incremental Term Loan Facility, prepayment premiums in connection with certain voluntary prepayments thereof, and certain other provisions.
The interest rate margin applicable to the Incremental Term Loan Facility is 1.50%, in the case of base rate loans, and 2.50%, in the case of LIBOR loans. Proceeds from borrowings under the Incremental Term Loan Facility will be used: (i) for general corporate purposes, including to fund purchases of equity interests of the Company described in

Note 8—Stockholders’ Equity; and (ii) to pay fees and expenses relating to, or in connection with, the transactions contemplated by the Fifth Amendment. The incremental loans under the Incremental Term Loan Facility were issued at a price of 99.50% of par.
The interest rates on the Term Loan Facility and the Incremental Term Loan Facility were 4.04% and 4.54%, respectively, as of September 30, 2019.
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
Senior Notes due 2022
In July 2018, the Company redeemed $400 million of the then $1.6 billion outstanding Senior Notes due 2022 and recognized a loss on debt extinguishment of $17 million in the third quarter of 2018. The redemption was primarily funded using proceeds from the settlement of forward sale agreements, described below.
Trade Securitization Programs
In October 2017, XPO Logistics Europe entered into a trade receivables securitization program for a term of three years co-arranged by Crédit Agricole and HSBC. The receivables were originally funded by senior variable funding notes denominated in the same currency as the corresponding receivables. In July 2019, XPO Logistics Europe terminated the trade receivables securitization program and entered into a new trade receivables securitization program for a term of three years co-arranged by Crédit Agricole, BNP Paribas and HSBC. In connection with the termination of the original program, XPO Logistics Europe paid off all of the notes which had been included in the Company’s debt balances. Under the new program, all receivable transfers have been accounted for as sales. For further information, refer to Note 1—Organization, Description of Business and Basis of Presentation.
Unsecured Credit Facility
In December 2018, the Company entered into a $500 million unsecured credit agreement (“Unsecured Credit Facility”) with Citibank, N.A., with a maturity date of December 23, 2019. As of December 31, 2018, the Company had borrowed $250 million under the Unsecured Credit Facility and made a second borrowing of $250 million in January 2019. The proceeds of both borrowings were used to finance a portion of the Company’s share repurchases described in Note 8—Stockholders’ Equity. In connection with the issuance of the Senior Notes due 2024 described above, the Company repaid its outstanding obligations under the Unsecured Credit Facility and terminated the facility in February 2019.

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
On February 13, 2019, the Company’s Board of Directors authorized additional repurchases of up to $1.5 billion of the Company’s common stock (the “2019 Repurchase Program”). The authorization permits the Company to purchase shares in both open market and private transactions, with the timing and number of shares dependent on a variety of factors, including price, general business conditions, market conditions, alternative investment opportunities and funding considerations. In the first nine months of 2019, based on the settlement dates, the Company purchased and retired 17 million shares of its common stock having an aggregate value of $883 million at an average price of $50.70 per share, under the 2019 Repurchase Program. The share purchases were funded by available cash and proceeds from new debt offerings. There were no share repurchases in the third quarter of 2019. As of September 30, 2019, $617 million remained available to be used for share purchases under the 2019 Repurchase Program. However, the Company is not obligated to repurchase any specific number of shares and may suspend or discontinue the program at any time.
Forward Settlement
In 2017, in connection with a registered underwritten offering, the Company entered into forward sale agreements pursuant to which the Company agreed to sell, and each forward counterparty agreed to purchase, three million shares of the Company’s common stock (or six million shares of the Company’s common stock in the aggregate). In July 2018, the Company physically settled the forwards in full by delivering six million shares of common stock to the forward counterparties for net cash proceeds to the Company of $349 million. As a part of its ordinary course treasury management activities, the Company applied these net cash proceeds to the repayment of the Senior Notes due 2022.
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

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2019	2018	2019	2018
Basic earnings per common share
Net income attributable to XPO	$130	$109	$312	$331
Series A preferred stock dividends	(1)	(1)	(2)	(2)
Non-cash allocation of undistributed earnings	(12)	(7)	(28)	(23)
Net income attributable to common shares, basic	$117	$101	$282	$306

Basic weighted-average common shares	92	125	97	122
Basic earnings per share	$1.27	$0.81	$2.91	$2.50

Diluted earnings per common share
Net income attributable to common shares, diluted	$117	$101	$282	$306

Basic weighted-average common shares	92	125	97	122
Dilutive effect of non-participating stock-based awards and equity forward	10	12	10	13
Diluted weighted-average common shares	102	137	107	135

Diluted earnings per share	$1.14	$0.74	$2.63	$2.26

Potential common shares excluded	10	10	10	10

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
Intermodal Drayage Classification Claims
Certain of the Company’s intermodal drayage subsidiaries received notices from the California Labor Commissioner, Division of Labor Standards Enforcement (the “DLSE”), that a total of approximately 150 owner-operators contracted with these subsidiaries filed claims in 2012 with the DLSE in which they assert that they should be classified as employees, rather than independent contractors. These claims seek reimbursement for the owner-operators’ business expenses, including fuel, tractor maintenance and tractor lease payments. Decisions were rendered in June 2015 by a DLSE hearing officer with respect to claims of five plaintiffs, resulting in awards in an aggregate amount of approximately $1 million, following which the Company appealed the decisions in the U.S. District Court for the Central District of California (“Central District Court”). On May 16, 2017, the Central District Court issued judgment finding that the five claimants were employees rather than independent contractors and awarding an aggregate of approximately $1 million plus post-judgment interest and attorneys’ fees to the claimants. The Company appealed this judgment, but on February 20, 2019, the United States Court of Appeals for the Ninth Circuit declined to consider the appeal on technical grounds. In addition, separate decisions were rendered in April 2017 by a DLSE hearing officer in claims involving four additional plaintiffs, resulting in an award for the plaintiffs in an aggregate amount of approximately $1 million. The Company appealed the DLSE award to the California Superior Court, Long Beach, and the court ultimately entered judgment in favor of the four plaintiffs for approximately $812 thousand on September 27, 2019. The remaining DLSE claims (the “Pending DLSE Claims”) were transferred to California Superior Court, Los Angeles in three separate actions involving approximately 170 claimants, including the claimants mentioned above who originally filed claims in 2012. The Company has reached an agreement to settle the majority of the Pending DLSE Claims, the settlement payment has been made, and the settled claims have been dismissed. In addition, certain of the Company’s intermodal drayage subsidiaries are party to putative class action litigations and other administrative claims in California brought by independent contract carriers who contracted with these subsidiaries. In these litigations, the contract carriers assert that they should be classified as employees, rather than independent contractors. The Company believes that it has adequately accrued for the potential impact of loss contingencies that are probable and reasonably estimable relating to the claims referenced above. The Company is unable at this time to estimate the amount of the possible loss or range of loss, if any, in excess of its accrued liability that it may incur as a result of these claims given, among other reasons, that the range of potential loss could be impacted substantially by future rulings by the courts involved, including on the merits of the claims.
Last Mile Logistics Classification Claims
Certain of the Company’s last mile logistics subsidiaries are party to several putative class action litigations brought by independent contract carriers who contracted with these subsidiaries. In these litigations, the contract carriers, and in some cases the contract carriers’ employees, assert that they should be classified as employees, rather than independent contractors. The particular claims asserted vary from case to case, but the claims generally allege unpaid wages, unpaid overtime, or failure to provide meal and rest periods, and seek reimbursement of the contract carriers’ business expenses. The cases include four related matters pending in the Federal District Court, Northern District of California: Ron Carter, Juan Estrada, Jerry Green, Burl Malmgren, Bill McDonald and Joel Morales v. XPO Logistics, Inc. (“Carter”), filed in March 2016; Ramon Garcia v. Macy’s and XPO Logistics Inc. (“Garcia”), filed in July 2016; Kevin Kramer v. XPO Logistics Inc. (“Kramer”), filed in September 2016; and Hector Ibanez v. XPO Last Mile, Inc. (“Ibanez”), filed in May 2017. The Company has reached agreements to settle the Carter,

Garcia, Kramer and Ibanez matters and has accrued the full amount of the settlements. The Carter settlement has received final court approval, and the parties await final approval in the other matters. With respect to other pending claims, the Company believes that it has adequately accrued for the potential impact of loss contingencies that are probable and reasonably estimable. The Company is unable at this time to estimate the amount of the possible loss or range of loss, if any, in excess of its accrued liability that it may incur as a result of these claims given, among other reasons, that the number and identities of plaintiffs in these lawsuits are uncertain and the range of potential loss could be impacted substantially by future rulings by the courts involved, including on the merits of the claims.
Shareholder Litigation
On December 14, 2018, two putative class actions were filed in the U.S. District Court for the District of Connecticut and the U.S. District Court for the Southern District of New York against the Company and certain of its current and former executives, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, as well as Section 20(a) of the Exchange Act, based on alleged material misstatements and omissions in the Company’s public filings with the U.S. Securities and Exchange Commission. On January 7, 2019, the plaintiff in one of the class actions, Leeman v. XPO Logistics, Inc. et al., No. 1:18-cv-11741 (S.D.N.Y.), voluntarily dismissed the action without prejudice. In the other putative class action, Labul v. XPO Logistics, Inc. et al., No. 3:18-cv-02062 (D. Conn.), which is pending in the U.S. District Court for the District of Connecticut, on April 2, 2019, the court appointed Local 817 IBT Pension Fund, Local 272 Labor-Management Pension Fund, and Local 282 Pension Trust Fund and Local 282 Welfare Trust Fund (together, the “Pension Funds”) as lead plaintiffs. On June 3, 2019, the Pension Funds, with additional plaintiff Norfolk County Retirement System, filed a consolidated class action complaint against the Company and certain of its current and former executives, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, Section 20(a) of the Exchange Act, and Sections 11 and 15 of the Securities Act, based on alleged material misstatements and omissions in the Company’s public filings with the U.S. Securities and Exchange Commission. Defendants moved to dismiss the consolidated class action complaint on August 2, 2019 and await a decision from the court.
In addition, on May 13, 2019, Adriana Jez filed a purported shareholder derivative action captioned Jez v. Jacobs, et al., No. 19-cv-889-RGA (D. Del.), in the U.S. District Court for the District of Delaware, alleging breaches of fiduciary duty, unjust enrichment, waste of corporate assets, and violations of the Exchange Act against certain current and former directors and officers of the Company, with the Company as a nominal defendant. On May 24, 2019, Erin Candler filed a purported shareholder derivative action with substantially similar claims and allegations against the same parties, captioned Candler v. Jacobs, et al., No. 19-cv-959-CFC (D. Del.), also in the U.S. District Court for the District of Delaware. On June 14, 2019, the two actions were consolidated for all purposes. On September 27, 2019, plaintiffs in the consolidated action filed a consolidated shareholder derivative complaint. On the same date, Kevin Rose filed a purported shareholder derivative action with substantially similar claims and allegations against the same parties, captioned Rose v. Jacobs, et al., No. 19-cv-1815-RGA (D. Del.), also in the U.S. District Court for the District of Delaware. Defendants have not yet responded to or moved against the complaints in these derivative actions.
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
Our markets are highly diversified. Based on where orders originated, approximately 59% of our 2018 revenue was generated in the United States, 13% in France and 12% in the United Kingdom. The more than 50,000 customers we serve are in every major industry and touch every part of the economy. As of September 30, 2019, we operated in 30 countries with 1,531 locations and approximately 100,000 employees.
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
Globally, XPO is the second largest freight brokerage provider, and a top five provider of managed transportation based on the value of freight under management. In addition, many of our transportation services hold market-leading positions in North America and Europe. In North America, we are the largest provider of last mile logistics for heavy goods; the largest manager of expedited shipments; a top three provider of less-than-truckload (“LTL”) transportation; and a top three provider of intermodal services, with a national drayage network. We are also a freight forwarder with a global network of ocean, air, ground and cross-border services.
In Europe, we provide comprehensive freight transportation services ranging from a single pallet to full truckload. Our dedicated truckload services utilize our fleet, which is the largest owned road fleet in Europe. Our non-dedicated truckload services utilize a mix of capacity that includes our own fleet, as well as brokered service provided by independent carriers. Our other transportation offerings in Europe are LTL, which we provide through one of the largest LTL networks in Western Europe, and last mile logistics. Our total lane density in Europe covers the regions that produce approximately 90% of the eurozone’s gross domestic product.
Companywide, our operations are asset-light; the revenue generated by activities directly associated with our owned assets accounted for less than a third of our revenue in 2018. The non-asset portion of our model is predominately variable-cost and includes our brokerage operations, as well as contracted capacity from independent providers. As of September 30, 2019, we had approximately 10,000 independent carriers and owner-operators under contract to provide drayage, expedite, last mile and LTL services to our customers, and a brokerage network of more than 50,000 independent truckload carriers representing over 1,000,000 trucks on the road.
Our Company employs professional drivers who transport goods for customers using our fleet of owned and leased equipment. Our road fleet encompasses approximately 16,000 tractors and 40,000 trailers; these are primarily related to our LTL operations in North America and our full truckload operations in Europe. Our fleet also provides supplemental capacity for our freight brokerage operations as needed.
Logistics Segment
In our Logistics segment, which we sometimes refer to as supply chain or contract logistics, XPO is the second largest contract logistics provider worldwide. Our robust service offerings are positioned to capitalize on fast-growing areas of customer demand, such as e-fulfillment, returns management and temperature-controlled warehousing. The average contract tenure is approximately five years and can lead to a wider use of our services, such as inbound and outbound logistics and freight transportation.
As of September 30, 2019, our global logistics capacity was 195 million square feet (11 million square meters) of shared and dedicated facility space, including 92 million square feet (5 million square meters) in North America. This expansive footprint is particularly attractive to large customers with multinational operations. Our logistics customers include many of the preeminent names in retail and e-commerce, food and beverage, technology, aerospace, wireless, industrial and manufacturing, chemical, agribusiness, life sciences and healthcare.
We provide a range of services within our Logistics segment, including value-added warehousing and distribution, inventory management, omnichannel and e-commerce fulfillment, cold chain solutions, reverse logistics, packaging and labeling, factory support, aftermarket support and order personalization. We also provide customers with highly engineered, customized solutions and supply chain optimization services, such as advanced automation and predictive volume flow management.
Importantly, we benefit from a strong position in the e-commerce sector, which is predicted to expand at double-digit rates through at least 2022. The rapid growth of online orders and the evolution of consumer expectations make it difficult for many companies to handle fulfillment in-house. We offer numerous advantages to e-commerce companies and bricks-and-mortar omnichannel retailers that seek to outsource. They value our ability to perform reliably during periods of peak demand. Our technology provides superior visibility, control, speed and flexibility, it optimizes labor costs with our proprietary modelling, and manages future demand with our predictive analytics. We also provide significant advantages of scale: XPO is the largest outsourced e-fulfillment provider in Europe, with a major platform for e-fulfillment in North America.
Operating Philosophy
One of our Company’s most compelling competitive advantages is our combination of technology, density and scale. This allows us to solve complex supply chain problems for customers by providing them with integrated, end-to-end solutions.
Many customers, particularly large companies, prefer to use large, multimodal service providers to manage multiple parts of the supply chain, as a way of operating most efficiently. We have a cohesive sales infrastructure and common database that support our salespeople in understanding the full range of a customer’s needs and cross-selling our services to meet those needs.
In addition, we believe that technology is critical to continuously improving customer service and leveraging our scale and service range. Our technology blueprint encompasses four areas that differentiate each service line within our transportation and logistics offerings:

•	Automation and intelligent machines, including robots, cobots, automated guided vehicles and goods-to-person systems;

•	Dynamic data science, including artificial intelligence, machine learning, predictive analytics and visualization;

•	Digital freight marketplace, including multimodal solutions, automated transactions and customer self-service; and

•	Visibility and customer service, including the Internet of Things, mobility and real-time tracking across modes.
We have a global team of approximately 1,800 technology professionals who focus on innovating our business processes, protecting the integrity of our data, developing new technology and deploying it across our digital ecosystem. In 2018, we launched a proprietary, cloud-based warehouse management platform to manage complex automation and intelligent analytics with a high degree of control. In addition, the platform enhances our ability to develop customized solutions for customers and adapt them to fluid, multichannel environments.
Sustainability is another important Company commitment that receives continuous investment. We have numerous initiatives underway to reduce our carbon footprint: we own the largest natural gas truck fleet in Europe and utilize government-approved mega-trucks in Spain. We also pilot alternative fuel technologies, such as zero-emission electric vehicles for deliveries in urban areas through our last mile service
In 2018, we made substantial investments in fuel-efficient Freightliner Cascadia tractors in North America; these vehicles use EPA 2013-compliant and GHG14-compliant Selective Catalytic Reduction (“SCR”) technology. In Europe, our tractors are approximately 98% compliant with Euro V, EEV and Euro VI standards, making our fleet one of the most modern in the industry. We have been awarded the label “Objectif CO2” for outstanding environmental performance of transport operations in Europe by the French Ministry of the Environment and the French Environment and Energy Agency.
A number of our logistics facilities are certified to rigorous ISO 14001 standards for environmental management. We monitor fuel emissions from forklifts, with protocols in place to take immediate corrective action if needed. Our packaging engineers ensure that the optimal carton size is used for each product slated for distribution. As a byproduct of reverse logistics, we recycle millions of electronic components and batteries each year. Waste mitigation measures, such as electronic documentation, are instilled in our daily operations, and we have energy efficiency evaluations performed prior to committing to potential warehouse sites.
In summary, we are committed to operating in a technologically progressive and environmentally sound manner, with the greatest efficiency possible.

Consolidated Summary Financial Table

	Three Months Ended September 30,		Percent of Revenue		Change	Nine Months Ended September 30,		Percent of Revenue		Change
(Dollars in millions)	2019	2018	2019	2018	2019 vs. 2018	2019	2018	2019	2018	2019 vs. 2018
Revenue	$4,154	$4,335	100.0%	100.0%	(4.2)%	$12,512	$12,890	100.0%	100.0%	(2.9)%
Cost of transportation and services	2,068	2,249	49.8%	51.9%	(8.0)%	6,272	6,748	50.1%	52.3%	(7.1)%
Direct operating expense	1,401	1,431	33.7%	33.0%	(2.1)%	4,224	4,213	33.8%	32.7%	0.3%
SG&A expense	456	446	11.0%	10.3%	2.2%	1,397	1,351	11.2%	10.5%	3.4%
Operating income	229	209	5.5%	4.8%	9.6%	619	578	4.9%	4.5%	7.1%
Other expense (income)	(11)	(18)	(0.3)%	(0.4)%	(38.9)%	(41)	(67)	(0.3)%	(0.5)%	(38.8)%
Foreign currency (gain) loss	(5)	3	(0.1)%	0.1%	(266.7)%	5	5	—%	—%	—%
Debt extinguishment loss	—	17	—%	0.4%	(100.0)%	5	27	—%	0.2%	(81.5)%
Interest expense	75	51	1.8%	1.2%	47.1%	218	165	1.7%	1.3%	32.1%
Income before income tax provision	170	156	4.1%	3.6%	9.0%	432	448	3.5%	3.5%	(3.6)%
Income tax provision	34	41	0.8%	0.9%	(17.1)%	99	95	0.8%	0.7%	4.2%
Net income	$136	$115	3.3%	2.7%	18.3%	$333	$353	2.7%	2.7%	(5.7)%
Three and Nine Months Ended September 30, 2019 Compared with Three and Nine Months Ended September 30, 2018
Revenue for the third quarter of 2019 decreased 4.2% to $4.2 billion, compared with the same quarter in 2018. Revenue for the first nine months of 2019 decreased 2.9% to $12.5 billion, compared with the same period in 2018. Revenue was primarily impacted by a reduction in business from our largest customer, resulting in approximately $170 million less revenue in the third quarter of 2019, primarily in the Transportation segment. Foreign currency movement reduced revenue by approximately 1.8 percentage points in the third quarter of 2019 and 2.4 percentage points in the first nine months of 2019. We estimate that the downsizing by our largest customer will negatively impact our full-year 2019 revenue by approximately $600 million, or approximately two-thirds of the revenue that this customer’s business generated for us in 2018.
Cost of transportation and services includes the cost of providing or procuring freight transportation for XPO customers and salaries paid to employee drivers in our truckload and LTL operations.
Cost of transportation and services for the third quarter of 2019 was $2.1 billion, or 49.8% of revenue, compared with $2.2 billion, or 51.9% of revenue, for the same quarter in 2018. Cost of transportation and services for the first nine months of 2019 was $6.3 billion, or 50.1% of revenue, compared with $6.7 billion, or 52.3% of revenue, for the same period in 2018. The year-over-year improvements as a percentage of revenue in both periods were primarily driven by: (i) North American logistics segment revenue growth; (ii) lower third-party transportation costs in freight brokerage and last mile; and (iii) lower fuel costs.
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
Direct operating expense for the third quarter of 2019 was $1.4 billion, or 33.7% of revenue, compared with $1.4 billion, or 33.0% of revenue, for the same quarter in 2018. Direct operating expense for the first nine months of 2019 was $4.2 billion, or 33.8% of revenue, compared with $4.2 billion, or 32.7% of revenue, for the same period in 2018. The year-over-year increases as a percentage of revenue were primarily driven by higher personnel costs to support growth in our North American contract logistics, partially offset by lower temporary labor, and higher depreciation expense in our logistics segment. Additionally, the third quarter and first nine months of 2019 included $33 million and $73 million, respectively, from gains on sales of property and equipment.
Sales, general and administrative expense (“SG&A”) primarily consists of the cost of salaries and benefits for executive and certain administration functions, depreciation and amortization expense, professional fees, facility costs, bad debt expense and legal costs.
SG&A for the third quarter of 2019 was $456 million, or 11.0% of revenue, compared with $446 million, or 10.3% of revenue, for the same quarter in 2018. SG&A for the first nine months of 2019 was $1,397 million, or 11.2% of revenue, compared with $1,351 million, or 10.5% of revenue, for the same period in 2018. For the third quarter of 2019, the year-over-year increase in SG&A as a percentage of revenue was primarily related to higher payroll expense, partially offset by lower bad debt expense. In the third quarter of 2018, bad debt expense reflected the impact of a customer bankruptcy. For the first nine months of 2019, the year-over-year increase in SG&A as a percentage of revenue was primarily related to higher payroll and depreciation expenses, partially offset by lower professional and consulting fees and share-based compensation expense.
Other expense (income) for the third quarter of 2019 was $11 million of income, compared with $18 million of income for the same quarter in 2018. Other expense (income) for the first nine months of 2019 was $41 million of income, compared with $67 million of income for the same period in 2018. The year-over-year decreases reflect lower net periodic pension income of $4 million in the third quarter of 2019 and $14 million in the first nine months of 2019, compared with the same periods in 2018. Additionally, Other expense (income) for the first nine months of 2018 included a gain of approximately $9 million related to a terminated swap.
Foreign currency (gain) loss was a $5 million gain for the third quarter of 2019, compared with a $3 million loss for the same quarter in 2018. For the third quarter of 2019, the foreign currency gain primarily reflected unrealized gains on foreign currency option and forward contracts. For the third quarter of 2018, the foreign currency loss primarily reflected realized losses on foreign currency option and forward contracts. Foreign currency loss for the first nine months of 2019 and 2018 was $5 million in both periods. For the first nine months of 2019, the foreign currency loss primarily reflected unrealized losses on foreign currency option and forward contracts. For the first nine months of 2018, foreign currency loss reflected realized losses on foreign currency option and forward contracts as well as foreign currency transaction and remeasurement losses, partially offset by unrealized gains incurred on foreign currency option and forward contracts. For additional information on our foreign currency option and forward contracts, see Note 6—Derivative Instruments to our Condensed Consolidated Financial Statements.
Debt extinguishment losses were $17 million for the third quarter of 2018. There were no debt extinguishment losses in the third quarter of 2019. Debt extinguishment losses were $5 million and $27 million for the first nine months of 2019 and 2018, respectively. Debt extinguishment loss in the first nine months of 2019 related to the write-off of debt issuance costs for the unsecured credit facility that was repaid in the first quarter of 2019. Debt extinguishment loss in 2018 related to the refinancing of our senior secured term loan credit agreement, as amended (the “Term Loan Facility”) in the first quarter of 2018 and the partial debt redemption of our 6.50% senior notes due 2022 (“Senior Notes due 2022”) in the third quarter of 2018. See Liquidity and Capital Resources below for further information.
Interest expense increased to $75 million for the third quarter of 2019 from $51 million for the third quarter of 2018. Interest expense increased to $218 million for the first nine months of 2019 from $165 million for the first nine months of 2018. The increases in interest expense in both the third quarter and nine-month periods were primarily related to higher average total indebtedness to fund share purchases and for general corporate purposes.
Our effective income tax rates were 20.0% and 26.2% for the third quarter of 2019 and 2018, respectively, and 22.9% and 21.2% for the first nine months of 2019 and 2018, respectively. The effective tax rates for both the third quarter and nine-month periods of 2019 and 2018 were based on forecasted full year effective tax rates, adjusted for discrete items that occurred within the periods presented. The primary item impacting the effective tax rate for the third quarter of 2019 is a discrete tax benefit of $8 million from foreign currency losses recognized. There were no material discrete items impacting the effective tax rate for the third quarter of 2018.
The primary items impacting the effective tax rate for the first nine months of 2019 included discrete tax benefits of $8 million from foreign currency losses recognized and $6 million from changes in reserves for uncertain tax positions. The primary items impacting the effective tax rate for the first nine months of 2018 included discrete tax benefits of $24 million from stock-based compensation and $4 million associated with the decision to deduct foreign taxes paid in prior years.
Transportation Segment
Summary Financial Table

	Three Months Ended September 30,		Percent of Revenue		Change	Nine Months Ended September 30,		Percent of Revenue		Change
(Dollars in millions)	2019	2018	2019	2018	2019 vs. 2018	2019	2018	2019	2018	2019 vs. 2018
Revenue	$2,684	$2,850	100.0%	100.0%	(5.8)%	$8,090	$8,512	100.0%	100.0%	(5.0)%
Operating income	208	196	7.7%	6.8%	6.1%	579	540	7.2%	6.3%	7.2%
Total depreciation and amortization	110	117	N/A	N/A	(6.0)%	334	347	N/A	N/A	(3.7)%
Three and Nine Months Ended September 30, 2019 Compared with Three and Nine Months Ended September 30, 2018
Transportation segment revenue decreased 5.8% to $2.684 billion for the third quarter of 2019, compared with $2.850 billion for the same quarter in 2018. Revenue decreased 5.0% to $8.090 billion for the first nine months of 2019, compared with $8.512 billion for the same period in 2018. Revenue was primarily impacted by a reduction in business from our largest customer. This revenue loss was largely related to our freight brokerage and postal injection businesses, the latter of which ceased operations in the first quarter of 2019. Additionally, revenue in both the third quarter and first nine months of 2019 reflected lower truckload rates in freight brokerage, partially offset by growth in our managed transportation business. Foreign currency movement reduced revenue by approximately 1.2 percentage points in the third quarter of 2019 and 1.7 percentage points in the first nine months of 2019.
Transportation segment operating income for the third quarter of 2019 increased to $208 million, or 7.7% of revenue, compared with $196 million, or 6.8% of revenue, for the same quarter in 2018. Operating income for the first nine months of 2019 increased to $579 million, or 7.2% of revenue, compared with $540 million, or 6.3% of revenue, for the same period in 2018. The third quarter and first nine months of 2019 reflected gains on sales of property and equipment of $28 million and $67 million, respectively, partially offset by higher personnel costs in Direct operating expense and SG&A. Of the third quarter gains on sales of property and equipment, $26 million was in our LTL business, with most of the gain related to the sale and partial leaseback of our shared service facility in Portland, Oregon. Additionally, the first nine months of 2019 reflected higher net revenue. Depreciation and amortization expense in the first nine months of 2019 included $6 million related to the impairment of customer relationship intangibles associated with exiting the direct postal injection business. Net revenue is defined as Revenue less Cost of transportation and services.

Logistics Segment
Summary Financial Table

	Three Months Ended September 30,		Percent of Revenue		Change	Nine Months Ended September 30,		Percent of Revenue		Change
(Dollars in millions)	2019	2018	2019	2018	2019 vs. 2018	2019	2018	2019	2018	2019 vs. 2018
Revenue	$1,510	$1,517	100.0%	100.0%	(0.5)%	$4,530	$4,473	100.0%	100.0%	1.3%
Operating income	61	59	4.0%	3.9%	3.4%	168	174	3.7%	3.9%	(3.4)%
Total depreciation and amortization	73	59	N/A	N/A	23.7%	201	172	N/A	N/A	16.9%
Three and Nine Months Ended September 30, 2019 Compared with Three and Nine Months Ended September 30, 2018
Logistics segment revenue decreased 0.5% to $1.510 billion for the third quarter of 2019, compared with $1.517 billion for the same quarter in 2018. Revenue increased 1.3% to $4.530 billion for the first nine months of 2019, compared with $4.473 billion for the same period in 2018. In the third quarter of 2019, the decrease in revenue compared to the same quarter in 2018 was primarily due to a reduction in business from our largest customer and a decline in contract logistics revenue in Europe, primarily due to foreign currency movement, almost entirely offset by growth of our North American contract logistics business. The impact to our North American contract logistics’ revenue from the reduction in business by our largest customer was approximately $17 million less revenue in the third quarter of 2019. The growth of our North American contract logistics business was led by our consumer packaged goods, food and beverage and aerospace sectors, and by e-commerce in Europe. In the first nine months of 2019, the increase in revenue compared to the same period in 2018 was primarily driven by growth of our North American contract logistics business, partially offset by a reduction in business from our largest customer and a decline in contract logistics revenue in Europe, primarily due to foreign currency movement. Foreign currency movement reduced revenue growth by approximately 2.8 percentage points in the third quarter of 2019 and 3.8 percentage points in the first nine months of 2019. We estimate that the logistics segment revenue for the third quarter of 2019 was negatively impacted by approximately four percentage points from the combined impact of foreign exchange movement and the reduction in business from our largest customer.
Logistics segment operating income for the third quarter of 2019 increased to $61 million, or 4.0% of revenue, compared with $59 million, or 3.9% of revenue, for the same quarter in 2018. Operating income for the first nine months of 2019 decreased to $168 million, or 3.7% of revenue, compared with $174 million, or 3.9% of revenue, for the same period in 2018. In the third quarter of 2019, lower temporary labor cost and bad debt expense were almost entirely offset by new contract startups that required more personnel costs and higher depreciation expense. In the third quarter of 2018, bad debt expense reflected the impact of a customer bankruptcy. For the first nine months of 2019, the year-over-year decrease was primarily driven by new contract startups that required more personnel costs and higher depreciation expense, partially offset by higher revenue and lower costs of transportation and services, temporary labor costs and bad debt expense. The lower costs of transportation and services and temporary labor costs reflect a reduction in business from our largest customer. Depreciation and amortization expense increased year-over-year in both periods due to the impact of prior capital investments and new contract startups.
Restructuring Charges
We engage in restructuring actions as part of our ongoing efforts to best utilize our resources and infrastructure. Our results for the first nine months of 2019 reflect restructuring charges of $28 million, of which $3 million was recorded in Cost of transportation and services, $1 million in Direct operating expense and $24 million in SG&A in the Condensed Consolidated Statements of Income. For more information, see Note 4—Restructuring Charges to the Condensed Consolidated Financial Statements. Upon successful completion of the restructuring initiatives in 2020, we expect to achieve annualized pre-tax savings of approximately $52 million.
Liquidity and Capital Resources
Our principal existing sources of cash are: (i) cash generated from operations; (ii) borrowings available under the

Amendment No. 3 to Second Amended and Restated Revolving Loan Credit Agreement (the “ABL Facility”); and (iii) proceeds from the issuance of other debt. As of September 30, 2019, we have $768 million available to draw under the ABL Facility, based on a borrowing base of $971 million, as well as outstanding letters of credit of $203 million. We continually evaluate our liquidity requirements in light of our operating needs, growth initiatives and capital resources. We believe that our existing liquidity and sources of capital are sufficient to support our operations over the next 12 months.
Trade Receivables Securitization and Factoring Programs
We use trade receivables securitization and factoring programs to help manage our cash flows and offset the impact of extended payment terms for certain customers.
In July 2019, XPO Logistics Europe SA (“XPO Logistics Europe”), in which we hold an 86.25% controlling interest, entered into a new, three-year trade receivables securitization program co-arranged by Crédit Agricole, BNP Paribas and HSBC (the “Purchasers”) and terminated its prior program. Under the new program, a wholly-owned bankruptcy remote special purpose entity of XPO Logistics Europe sells trade receivables that originate with wholly-owned subsidiaries of XPO Logistics Europe in the United Kingdom and France; these trade receivables are sold to unaffiliated entities managed by the Purchasers. The new three year program has lower financing costs and provides us with better liquidity through a higher advance rate.
The maximum amount of net cash proceeds available at any one time is €400 million. Of this amount, €93 million (approximately $101 million) was available to us as of September 30, 2019 based on the level of receivables which had been sold and were outstanding as of that date. The new program does not include a deferred purchase price mechanism.
Under the new program, sales of receivables transfer control to the Purchaser and therefore are accounted for as a reduction in accounts receivable. We service the receivables we sell on behalf of the Purchasers, which gives us visibility into the timing of customer payments. The benefit to our cash flow includes the difference between the cash consideration in the table below and the amount we collected as a servicer on behalf of the Purchasers: $741 million and $1.4 billion for the three and nine months ended September 30, 2019, respectively.
The following table provides information related to our trade receivables sold during the periods referenced below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Securitization programs (1)
Receivables sold in period	$790	$—	$1,451	$—
Cash consideration	787	—	1,316	—
Deferred purchase price	3	—	135	—

Factoring programs
Receivables sold in period	196	146	615	415
Cash consideration	195	145	612	414

(1)
Receivable transfers under the securitization programs are accounted for as either sales or secured borrowings. In the prior program, a portion of the transfers were accounted for as secured borrowings whereas under the new program, all transfers are accounted for as sales. This change had the effect of significantly increasing the amount of trade receivables we reported as sold in the third quarter of 2019.

In addition to the cash considerations referenced above, we received $49 million and $186 million in the three and nine months ended September 30, 2019, respectively, for the realization of cash on the deferred purchase price receivable related to our prior securitization program. Cash collected on deferred purchase price receivable is included in Investing activities on the Condensed Consolidated Statements of Cash Flows.

ABL Facility
In April 2019, we entered into Amendment No. 3 (the “Amendment”) to the ABL Facility, by and among us, certain subsidiaries signatory thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., in its capacity as agent.
The Amendment amends the ABL Facility to, among other things: (i) extend the maturity date thereof to April 30, 2024 (subject, in certain circumstances, to a springing maturity if more than $200 million of our Senior Notes due 2022, 6.125% senior notes due 2023 (“Senior Notes due 2023”) or certain refinancings thereof remain outstanding 91 days prior to their respective maturity); (ii) increase the aggregate principal amount of the commitments thereunder to $1.1 billion; (iii) reduce the interest rate margin and commitment fees thereunder; and (iv) make certain other changes to the covenants and other provisions therein.
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
Senior Notes due 2022
In July 2018, we redeemed $400 million of the then $1.6 billion outstanding Senior Notes due 2022 and recognized a loss on debt extinguishment of $17 million in the third quarter of 2018. The redemption was primarily funded using proceeds from the settlement of forward sale agreements, described below.
Trade Securitization Programs
In October 2017, XPO Logistics Europe entered into a trade receivables securitization program for a term of three years co-arranged by Crédit Agricole and HSBC. The receivables were originally funded by senior variable funding notes denominated in the same currency as the corresponding receivables. In July 2019, XPO Logistics Europe terminated the trade receivables securitization program and entered into a new trade receivables securitization program for a term of three years co-arranged by Crédit Agricole, BNP Paribas and HSBC. In connection with the termination of the original program, XPO Logistics Europe paid off all of the notes which had been included in our debt balances. Under the new program, all receivable transfers have been accounted for as sales. For further information, refer to Note 1—Organization, Description of Business and Basis of Presentation to our Condensed Consolidated Financial Statements.
Unsecured Credit Facility
In December 2018, we entered into a $500 million unsecured credit agreement (“Unsecured Credit Facility”) with Citibank, N.A., with a maturity date of December 23, 2019. As of December 31, 2018, we had borrowed $250 million under the Unsecured Credit Facility and made a second borrowing of $250 million in January 2019. The proceeds of both borrowings were used to finance a portion of our share repurchases described in Note 8—Stockholders’ Equity to our Condensed Consolidated Financial Statements. In connection with the issuance of the Senior Notes due 2024 described above, we repaid our outstanding obligations under the Unsecured Credit Facility and terminated the facility in February 2019.
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
On February 13, 2019, our Board of Directors authorized additional repurchases of up to $1.5 billion of our common stock (the “2019 Repurchase Program”). The authorization permits us to purchase shares in both open market and private transactions, with the timing and number of shares dependent on a variety of factors, including price, general business conditions, market conditions, alternative investment opportunities and funding considerations. In the first nine months of 2019, based on the settlement dates, we purchased and retired 17 million shares of our common stock having an aggregate value of $883 million at an average price of $50.70 per share, under the 2019 Repurchase Program. The share purchases were funded by available cash and proceeds from new debt offerings. There were no share repurchases in the third quarter of 2019. As of September 30, 2019, $617 million remained available to be used for share purchases under the 2019 Repurchase Program. However, we are not obligated to repurchase any specific number of shares and may suspend or discontinue the program at any time.
Forward Settlement
In 2017, in connection with a registered underwritten offering, we entered into forward sale agreements pursuant to which we agreed to sell, and each forward counterparty agreed to purchase, three million shares of our common stock (or six million shares of our common stock in the aggregate). In July 2018, we physically settled the forwards in full by delivering six million shares of common stock to the forward counterparties for net cash proceeds to us of $349 million. As a part of our ordinary course treasury management activities, we applied these net cash proceeds to the repayment of the Senior Notes due 2022, as described above.
Loan Covenants and Compliance
As of September 30, 2019, we were in compliance with the covenants and other provisions of our debt agreements. Any failure to comply with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.

Sources and Uses of Cash

	Nine Months Ended September 30,
(In millions)	2019	2018
Net cash provided by operating activities	$442	$536
Net cash used in investing activities	(35)	(334)
Net cash used in financing activities	(479)	(201)
Effect of exchange rates on cash, cash equivalents and restricted cash	(7)	(10)
Net decrease in cash, cash equivalents and restricted cash	$(79)	$(9)
During the nine months ended September 30, 2019, we: (i) generated cash from operating activities of $442 million; (ii) generated proceeds from sales of property and equipment of $192 million; (iii) collected $186 million on the deferred purchase price receivable; and (iv) received proceeds of $1.8 billion on our debt. We used cash during this period primarily to: (i) purchase property and equipment of $413 million; (ii) repurchase common stock of $1.3 billion; (iii) make payments on debt and capital leases of $850 million; and (iv) pay debt issuance costs of $28 million.
During the nine months ended September 30, 2018, we: (i) generated cash from operating activities of $536 million; (ii) generated proceeds from sales of property and equipment of $92 million; and (iii) received proceeds of $349 million from our forward sale settlement. We used cash during this period primarily to: (i) purchase property and equipment of $413 million; (ii) make repurchases, net of proceeds, of $329 million on our debt; (iii) make repayments, net of advances, of $100 million on our ABL Facility; (iv) make payments on debt and capital leases of $85 million; and (v) make payments for tax withholdings on restricted shares of $49 million.
Cash flows from operating activities for the nine months ended September 30, 2019 decreased by $94 million, compared with the same period in 2018. The decrease reflects $65 million of lower cash-related net income and $29 million of higher cash usage from operating assets and liabilities for the nine months ended September 30, 2019, compared with the same period in 2018. The lower cash related net income primarily reflects lower operating income year-over-year, exclusive of the impact of gains on sale of property and equipment. The higher cash usage from operating activities reflects: (i) a higher cash usage related to accounts payable reflecting the timing of payments and the reduction in business from our largest customer; (ii) less cash usage from trade accounts receivable reflecting lower revenues and increased factoring and securitization activity; and (iii) less cash usage from other assets due to the timing of prepayments.
Investing activities used $35 million and $334 million of cash in the nine months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019, we: (i) used $413 million of cash to purchase property and equipment; (ii) received $192 million from sales of property and equipment; and (iii) received proceeds of $186 million related to the realization of cash on the deferred purchase price receivable. During the nine months ended September 30, 2018, we primarily: (i) used $413 million of cash to purchase property and equipment; and (ii) received $92 million from sales of property and equipment.
Financing activities used $479 million and $201 million of cash in the nine months ended September 30, 2019 and 2018, respectively. The primary uses of cash during the first nine months of 2019 were: (i) $1.3 billion used to purchase XPO common stock; and (ii) $779 million used to repay borrowings under the Unsecured Credit Facility and the senior variable funding notes in connection with the termination of our original trade securitization program. The primary sources of cash from financing activities during the nine months ended September 30, 2019 was $1.7 billion of net proceeds from the issuance of debt, consisting of the incremental term loans, Senior Notes due 2024 and borrowings under the Unsecured Credit Facility. By comparison, the primary source of cash from financing activities during the nine months ended September 30, 2018 was $890 million of net proceeds from the issuance of debt, consisting of the refinancing of the Term Loan Facility and amounts received under the senior variable funding notes in connection with our trade securitization program, and $349 million of proceeds from our forward sale settlement. The primary use of cash from financing activities during the nine months ended September 30, 2018 was the $1,225 million repurchase of debt, consisting of the refinancing of the Term Loan Facility and the partial redemption of our Senior Notes due 2022; $100 million of net repayments on our ABL Facility; $85 million repayment of debt and capital leases; and $49 million of payments for tax withholding related to restricted shares.
Contractual Obligations
As described more fully above, in the first nine months of 2019, we borrowed $500 million under our Term Loan Facility; received proceeds of approximately $1.0 billion from our new Senior Notes due 2024; borrowed $250 million and subsequently repaid our borrowings of approximately $500 million under our Unsecured Credit Facility; and repaid our senior variable funding notes. Following these transactions, the contractual obligations for our debt increased by $1.25 billion in total, most notably with a decrease of approximately $235 million for 2020 and an increase of $1.5 billion in the years following 2023. The contractual obligations for our interest on debt increased by approximately $430 million commencing in 2020, with an increase of $180 million for 2020-2021, $180 million for 2022-2023 and $70 million thereafter. For information on the maturities of our finance and operating leases, as well leases that have not yet commenced, as of September 30, 2019, see Note 5—Leases to our Condensed Consolidated Financial Statements. During the nine months ended September 30, 2019, there were no other material changes to our December 31, 2018 contractual obligations.
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
In order to mitigate against the risk of a reduction in the value of foreign currency earnings before interest, taxes, depreciation and amortization for those Company operations that use the EUR or the GBP as their functional currency, we use foreign currency option contracts. Gains and losses on these contracts are recorded in Foreign currency (gain) loss in the Condensed Consolidated Statements of Income.
See Note 6—Derivative Instruments to our Condensed Consolidated Financial Statements for further information.
There have been no material changes to our quantitative and qualitative disclosures about market risk during the nine months ended September 30, 2019, as compared with the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 4. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and acting Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of September 30, 2019 were effective as of such time such that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries; and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

31.1 *
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2019.

31.2 *
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2019.

32.1 **
Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2019.

32.2 **
Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2019.

101.INS *	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH *	XBRL Taxonomy Extension Schema.

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF *	XBRL Taxonomy Extension Definition Linkbase.

101.LAB *	XBRL Taxonomy Extension Label Linkbase.

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

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
Date: October 28, 2019