Form 10-K
period 2019-12-31
XPO Logistics, Inc.
filed 2020-02-10
CIK 1166003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-K
_______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $5.3 billion as of June 28, 2019, based upon the closing price of the common stock on that date.
As of February 5, 2020, there were 92,357,540 shares of the registrant’s common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2020 Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement is not deemed to be filed as part hereof.

XPO LOGISTICS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2019

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
ITEM 1.    BUSINESS
Company Overview
XPO Logistics, Inc., together with its subsidiaries (“XPO,” “XPO Logistics,” “the Company,” “we” or “our”), is a top ten global provider of cutting-edge supply chain solutions to the most successful companies in the world. XPO was incorporated as a Delaware corporation on May 8, 2000.
The Company has two reporting segments: Transportation and Logistics. Within each segment, we have robust service offerings that are positioned to capitalize on fast-growing areas of customer demand. Substantially all of our services operate under the single brand of XPO Logistics. As of December 31, 2019, we had approximately 100,000 employees and 1,504 locations in 30 countries, and over 50,000 customers. Our operations help our customers move their goods most efficiently throughout their supply chains.
Transportation Segment
Our Transportation segment includes our services for truck brokerage and truckload; less-than-truckload (“LTL”); last mile; intermodal and drayage; expedite; managed transportation; and global forwarding. We offer these services in both North America and Europe with the exception of intermodal/drayage, which is strictly North America, and truckload, which is in Europe. Within each region, the complementary transportation services we provide represent an opportunity to provide multiple solutions to our larger customers.
For the full year 2019, our largest service offerings within the Transportation segment were LTL and freight brokerage/truckload, which contributed 44% and 40%, respectively, to segment revenue. The segment overall contributed approximately 64% to our consolidated revenue in 2019, compared with 65% and 66% in 2018 and 2017, respectively.

Globally, we are the second largest freight brokerage provider, and a top five provider of managed transportation. Many of our other transportation services hold market-leading positions in North America and Europe.
In North America, we are the largest provider of last mile logistics for heavy goods, the largest manager of expedited shipments, a top three provider of LTL transportation and a top three provider of intermodal services, with a national drayage network. We are also a freight forwarder with a global network of ocean, air, ground and cross-border services.
In Europe, we provide full truckload transportation as a brokered service using independent carriers, and as dedicated and non-dedicated capacity using our fleet — one of the largest owned road fleets in Europe. Our other transportation offerings in Europe are LTL transportation, which we provide with one of the largest LTL networks in Western Europe, and last mile logistics. Our total lane density in Europe covers the regions that produce approximately 90% of the gross domestic product of the European Union (the “EU”).
We use a blended model of owned, contracted and brokered capacity for over-the-road transportation. This gives us extensive flexibility in providing optimal solutions. The non-asset portion of our model is predominately variable cost and includes our brokerage operations, as well as contracted capacity with independent providers. As of December 31, 2019, globally, we had approximately 10,000 independent carriers and owner-operators under contract to provide drayage, expedite, last mile and LTL services to our customers, and more than 50,000 independent brokered carriers representing over 1,000,000 trucks on the road.
The asset portion of our transportation model encompasses approximately 15,500 tractors and 40,000 trailers; these are primarily related to our LTL operations in North America and our full truckload operations in Europe. We employ professional drivers in both regions to transport goods for our customers, using our assets. Our owned fleet also provides supplemental capacity for our freight brokerage operations as needed.
Logistics Segment
XPO is the second largest global provider of contract logistics based on facility space, with the largest outsourced e-fulfillment platform in Europe. We have deep expertise in key verticals and strong positions in fast-growing sectors. Our Logistics segment, which we also refer to as supply chain or contract logistics, contributed approximately 36% to our consolidated revenue in 2019, compared with 35% and 34% in 2018 and 2017, respectively.
We provide a range of logistics services that help our customers meet their objectives while controlling costs and improving efficiency. Our services include highly engineered, customized solutions, as well as value-added warehousing and distribution, e-commerce and omnichannel fulfillment, cold-chain solutions, reverse logistics, packaging and labeling, factory support, aftermarket support, inventory management, order personalization and supply chain optimization. In addition, we provide highly engineered solutions and optimization services, such as production flow management. Once we secure a logistics contract, the average customer tenure is approximately five years and the relationship can expand to include a wider range of services, such as inbound and outbound logistics.
Our competitive positioning in logistics is as a technology leader. We are innovative and agile, with the ability to handle complex implementations, and we are a proponent of advanced automation. Reverse logistics, also called returns management, is a fast-growing area of contract logistics and one in which we have a reputation as a quality provider. In 2019, we managed about 170 million returns. It is a multifaceted service that includes inspections, repackaging, refurbishment, resale or disposal, refunds and warranty management. These are high-value services for any company with consumer end-markets, as consumers are increasingly test-driving the products they buy online.
As of December 31, 2019, we operated 200 million square feet (19 million square meters) of contract logistics facility space worldwide. Approximately 104 million square feet (10 million square meters) was located in North America and Asia, where we are a market leader in logistics capacity, and 96 million square feet (9 million square meters) was located in Europe, where we are a top five industrial tenant. Customers served by our Logistics segment include many of the preeminent names in retail and e-commerce, food and beverage, technology, aerospace, wireless, industrial and manufacturing, chemical, agribusiness, life sciences and healthcare.
Our logistics network benefits from strong positioning in the high-growth e-commerce sector. We are the largest outsourced e-fulfillment provider in Europe, and we have a major platform for e-fulfillment in North America, where we provide solutions for high-volume omnichannel distribution and reverse logistics. E-commerce is predicted to continue to grow globally at a double-digit rate through at least 2022, making it difficult for many companies to handle fulfillment in-house while providing high levels of service.
Our experience with fast-growing e-commerce categories makes us a valuable partner to customers who want to outsource order fulfillment and personalization, product returns, testing, refurbishment, warranty management, refunding and other service-intensive parts of the supply chain. Together with XPO Direct™, our shared space distribution offering, our Logistics segment provides e-commerce companies with superior control, flexible warehousing and staffing, advanced automation and predictive analytics that help manage peaks in demand.
Operating Philosophy
We believe that our rapid pace of innovation differentiates XPO’s services and makes the most of the talent and assets within our organization. Our technology is a way for us to strengthen our relationships with customers and serve them as completely as possible. Our industry is evolving, and customers value our ability to solve complex problems with sophisticated, customized solutions underpinned by our digitalization and data science.
We concentrate our technology efforts in four areas: our digital freight marketplace, automation and intelligent machines, dynamic data science, and visibility and customer service, specifically in the e-commerce supply chain. Our 2019 investment in technology was among the highest in our industry at approximately $550 million. Our global team of approximately 1,800 technology professionals works closely with our operations in North America and Europe, and can deploy proprietary software very rapidly on our cloud-based platform.
We prioritize innovations that can benefit our customers and create value for our shareholders. For example, our XPO Connect™ digital marketplace gives our transportation customers a birds-eye view of real-time market conditions and available capacity. It matches shippers and carriers with digital efficiency, benefitting both parties and contributing to financial performance. See the “Transportation Services” and “Technology and Intellectual Property” sections below for more information.
In addition to our focus on technology, we have a strong commitment to sustainability. This is an area where we have already set an example in the industry. In the United States (“U.S.”), XPO has been named a Top 75 Green Supply Chain Partner by Inbound Logistics for four consecutive years, and in 2016 we were awarded the label “Objectif CO2” for outstanding environmental performance of transport operations in Europe by the French Ministry of the Environment and the French Environment and Energy Agency. In Spain, all of our sites meet Leadership in Energy and Environmental Design (“LEED”) energy certification standards for 100% consumption of renewable energy. In the United Kingdom (“U.K.”), the warehouse of the future we created with Nestlé is scheduled to open in mid-year 2020. It utilizes environmentally friendly ammonia refrigeration systems, energy-saving light-emitting diode (“LED”) lighting, air-source heat pumps for administration areas and rainwater harvesting.
A number of our logistics facilities are ISO14001-certified, which ensures environmental and other regulatory compliances. We monitor fuel emissions from forklifts in our warehouses, and we have protocols in place to take immediate corrective action if needed. Our packaging engineers ensure that the optimal carton size is used for each product slated for distribution, and when feasible, we purchase recycled packaging. As a byproduct of our reverse logistics operations, we recycle millions of electronic components and batteries each year.
In transportation, we have made substantial investments in fuel-efficient Freightliner Cascadia tractors in North America; these use Environmental Protection Agency (“EPA”) 2013-compliant and Greenhouse Gas 2014-compliant Selective Catalytic Reduction technology. Our North American LTL locations have energy-saving policies in place and are implementing a phased upgrade to LED lighting. In Europe, we own one of the industry’s most modern road fleets: 98% compliant with Euro V, EEV and Euro VI standards.
We also own a large fleet of natural gas trucks operating in France, the U.K., Spain and Portugal and, in 2019, we invested in 100 new Stralis Natural Power Euro VI tractors for our LTL network in France. These tractors use a combination of liquified and compressed natural gas (“LNG/CNG”) to generate lower NOx emissions than the Euro VI standard and reduce noise in densely populated areas. In Spain, we use government-approved mega-trucks that can significantly reduce CO2 emissions due to their larger carrying capacity. Our last mile operations in Europe are piloting electric vehicles for deliveries in urban areas, reducing those emissions to zero.

Transportation Services
Our Transportation segment includes freight brokerage (which encompasses truck brokerage, intermodal, drayage and expedite), last mile, LTL, full truckload, global forwarding and managed transportation services.
Our XPO Connect™ digital freight platform is continually improving our transportation services through visibility and automation, making us more productive and differentiating our services. We are able to customize the user experience based on business-to-business (“B2B”) shipper and carrier requirements load by load, and business-to-consumer (“B2C”) consumer expectations for last mile service. The platform’s multimodal architecture is the foundation for ongoing innovations across our transportation ecosystem. See the “Technology and Intellectual Property” section below for more information.
Freight Brokerage, including Truck Brokerage, Intermodal, Drayage and Expedite
Our truck brokerage operations are non-asset-based — we place shippers’ freight with qualified carriers, primarily trucking companies. Customers offer loads to us via electronic data interchange, email, telephone and the internet on a daily basis. Truck brokerage services are priced on either a spot market or contract basis for shippers. We collect payments from our customers and pay carriers for transporting customer loads. Our proprietary, cloud-based brokerage platform, Freight Optimizer, gives us real-time visibility into truckload supply and demand. Freight Optimizer is also the core technology engine behind XPO Connect™.
Our intermodal operations are asset-light; we provide customers with container capacity, brokered rail transportation, drayage transportation via independent contractors, and on-site operational services. We utilize containers and chassis we lease or own, together with access to supplemental capacity, to meet our customers’ intermodal requirements.
We offer our door-to-door intermodal services to a wide range of customers in North America, including large industrial and retail shippers, transportation intermediaries, such as intermodal marketing companies, and steamship lines. To facilitate these services, we work with the railroads in providing the long-haul portion of freight shipments, and we contract with independent drayage trucking companies for local pickup and delivery of the containers. We also provide customized electronic tracking and analysis of market prices and negotiated rates through our proprietary Rail Optimizer technology, which we use to determine the optimal configurations of truck and rail.
Our expedite operations are predominantly non-asset-based — we use a network of contracted owner-operators for expedited ground transportation, and an electronic bid platform for air charter loads. Another large component of our expedite offering is our proprietary transportation management system (“TMS”), which awards loads electronically based on online bids by carriers. These transactions primarily happen on a machine-to-machine basis. Our purpose-built TMS initiates a new auction on the internet, and we take a fee for facilitating the process.
Our expedite services can be characterized as time-critical, time-sensitive or high priority freight shipments, many of which require special handling. Urgent needs for expedited transportation typically arise due to tight tolerances in a customer’s supply chain, or some kind of disruption to the supply chain.
Expedite customers most often request our services on a per-load transactional basis through our offices or via our proprietary online portals. Only a small percentage of loads are scheduled for future delivery dates. We operate an ISO 9001:2008-certified call center that gives our customers on-demand status updates related to their expedited shipments.
Last Mile Logistics
Our last mile operations in North America and Europe primarily specialize in heavy goods, including appliances, furniture, large electronics and other items that are larger-than-parcel. We have an industry-leading network of 85 last mile hubs in North America positioned within 125 miles of approximately 90% of the U.S. population and we are expanding our last mile delivery service in Europe.
Last mile comprises the final stage of the delivery from a local distribution center or retail store to the end-customer’s home or business. It is a fast-growing industry sector that serves blue chip retailers and e-commerce companies, as well as smaller retailers with limited in-house capabilities for deliveries and installations. Incremental services are often required, such as positioning the product in the room of choice, unpacking, assembly, utility connection, installation, testing, and removal of an old product. We use independent contractors to perform these services, making our last mile operations asset-light.
Important aspects of last mile service are responsiveness to seasonal demand, economies of scale, advanced technology and an ability to provide a consistently high-quality experience. We use our proprietary technology to collect customer feedback, monitor carrier performance, manage capacity and communicate digitally with consumers to protect the brands of the retailers, e-tailers and manufacturers we serve.
Less-Than-Truckload (LTL)
In North America, our LTL operations are asset-based. We own one of the industry’s largest fleets of tractors and trailers for linehaul, pickup and delivery, employ professional drivers and have a national network of terminals. We provide our customers with critical density and day-definite regional, inter-regional and transcontinental LTL freight services. As of December 31, 2019, our LTL operations in North America offered more than 75,000 next-day and two-day lanes, encompassing approximately 99% of all U.S. zip codes. We also provide cross-border service to and from Mexico and Canada, as well as intra-Canada service.
In Europe, our LTL operations utilize a blend of asset-based and asset-light capacity — XPO fleet and contracted carriers — supported by a network of terminals. We provide LTL services domestically in France, the U.K. and Spain, and offer multinational LTL distribution throughout Europe.
Full Truckload
Our asset-based full truckload service operates almost entirely in Europe, where we are a leading provider. For many customers, we function as a dedicated contract carrier, providing truckload capacity by utilizing our tractors, trailers and drivers. In 2019, dedicated truckload was a significant contributor to our Transportation revenue in Europe. We also provide capacity on a transactional basis for the transportation of packaged goods, high cube products and bulk goods. We provide full truckload services domestically in France, the U.K., Spain, Poland, Romania, Italy, Portugal and Slovakia, and internationally throughout Europe.
Global Forwarding
Our global forwarding operations are asset-light; we provide logistics services for domestic, cross-border and international shipments through our relationships with ground, air and ocean carriers and a network of XPO and agent-owned offices. Our freight forwarding capabilities are not restricted by size, weight, mode or location, and therefore are potentially attractive to a wide market base.
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
Managed Transportation
XPO is a top five global provider of managed transportation. We provide this non-asset service to shippers who want to outsource some or all of their transportation modes and related activities. These activities can include freight handling, such as consolidation and deconsolidation, labor planning, inbound and outbound shipment facilitation, documentation and customs management, claims processing and third-party logistics (“3PL”) supplier management.
The three arms of our managed transportation offering are control tower solutions, managed expedite through our proprietary, web-based platform, and dedicated capacity. Our control tower experts design the optimal routes for a given supply chain, source the most efficient carriers and ensure a high level of performance. Our dedicated service is a turnkey solution we tailor for each customer, complete with drivers, tractors, trailers, maintenance, management, fuel and Key Performance Indicator (“KPI”) reporting.
Logistics Services
Our Logistics segment provides a wide range of services differentiated by our technology and our ability to customize solutions for customers. These services include value-added warehousing, distribution and inventory management, omnichannel and e-commerce fulfillment, order personalization, reverse logistics, cold chain solutions, packaging and labeling, factory support and aftermarket support. In addition, the segment provides highly engineered, customized solutions and supply chain optimization services, including advanced automation and predictive volume flow management.
Our logistics customers operate primarily in industries with high-growth outsourcing opportunities, such as retail and e-commerce, food and beverage, technology, aerospace, wireless, manufacturing and other industrial, chemical, agribusiness, life sciences and healthcare. We have extensive experience in these verticals, and we understand the demanding requirements for quality standards, real-time visibility, special handling, security, complex stock-keeping, time-assured deliveries and agility during seasonal surges in certain sectors.
Contract logistics processes are ripe for transformation through technology. Order fulfillment times are compressing, most notably in the direct-to-consumer space. The most cost-effective way to meet customer expectations is through advanced automation and intelligent machines — robots and cobots (collaborative robots), automated sortation systems, automated guided vehicles (“AGVs”) and goods-to-person systems. In 2019, we integrated collaborative robotics and goods-to-person systems in a number of our sites to support our warehouse employees.
We have also developed analytics that predict future surges in demand based on data histories and forecasted customer spend. About 10% to 35% of all e-commerce orders result in returned goods, which creates reverse peaks at certain times of year. We have been able to shave several days off the reverse process through automation, accelerating our customers’ ability to get product back on the shelf for resale.
In addition to our investments in automation and analytics, we have differentiated XPO from other logistics providers through our ability to create a synchronized environment across automation platforms. Our proprietary warehouse management platform (“WMx”), integrates robotics and other advanced automation into our operations with a high degree of control, even when complex, third-party software is involved. Our warehouse platform is a key competitive advantage, particularly in multichannel environments.
Other technologies that differentiate our logistics offering are our proprietary tools for order management tool (“OMx”), which gives customers deep visibility into fulfillment flows, and our business analytics dashboard (“BMx”), which gives customers XPO tools to manage their supply chains. Our connection management software (“CMx”) facilitates the seamless integration of SAP, Oracle and other customer systems, enabling us to engage in sophisticated demand planning.
XPO Direct™
XPO Direct™ is our shared-space distribution network in North America; we designed it to capitalize on the strengths of our Logistics and Transportation segments in combination. Our technology links strategically located logistics sites and last mile hubs, giving customers the flexibility to reposition inventory close to demand as geographic patterns change. Our facilities serve as stockholding sites and cross-docks that can be utilized by multiple customers at the same time. Transportation needs are supported by our brokered, contracted and owned capacity.
XPO Direct™ gives companies a way to manage B2C and B2B fulfillment using our scale and capacity, without the capital investment of adding high-fixed-cost distribution centers. We can position goods within one-day and two-day ground transportation range of approximately 90% of the U.S. population and in close proximity to retail stores for rapid inventory replenishment.
Our Strategy
Our strategy is to help customers manage their goods most efficiently throughout their supply chains, using our network of people, technology and physical assets. We deliver value to customers in the form of process efficiencies, cost efficiencies, reliable outcomes, technological innovations and service that is both highly responsive and proactive. As part of our strategy, we continuously seek to become more efficient in our own operations. We do this by looking for ways to leverage our strengths and solve as many supply chain challenges as possible for our customers. For example, a transportation customer in North America may utilize our truck brokerage, intermodal and expedite solutions. Additionally, we have positioned XPO to capitalize on the ongoing growth in e-commerce and on secular trends in demand, such as outsourcing and just-in-time inventory practices.

In addition, we have a comprehensive framework of processes for recruiting, training and mentoring our employees, and for marketing to the hundreds of thousands of prospective customers in our existing markets. Most important to our growth, we have instilled a culture that focuses our efforts on delivering results for our customers and our Company.
Management’s growth and optimization strategy for the Transportation segment is to:

•	Market our diversified, multimodal solutions and expertise to customers of all sizes, both new and existing accounts;

•
Market the advantages of our proprietary XPO Connect™ digital marketplace, which synthesizes data science, digital automation and real-time visibility for a superior shipper-carrier-consumer experience;

•	Recruit and retain quality drivers, and best utilize our driver and equipment capacities;

•	Attract and retain quality independent owner-operators and independent brokered carriers for our carrier network;

•	Recruit and retain talented sales and customer service representatives, and continuously improve employee productivity with state-of-the-art training and technology; and

•	Integrate industry-best practices, with a focus on automation and analytics that drive productivity and share gains.
Management’s growth and optimization strategy for the Logistics segment is to:

•	Develop additional business in verticals where we already have deep logistics expertise and a strong track record of successful relationships;

•	Capture more share of wallet with existing customers who could use our logistics solutions for more of their supply chain needs;

•	Market the advantages of our proprietary WMx technology suite, which we use to manage advanced automation, robotics, labor productivity, safety and changes in demand in complex warehouse environments;

•	Partner with our customers in meeting their goals for supply chain performance, growth management and stakeholder satisfaction, and help them overcome challenges specific to their business; and

•	Integrate industry-best practices, with a focus on automation and analytics that drive productivity and share gains.
Potential Strategic Alternatives
In January 2020, we announced that XPO has commenced a review of strategic alternatives, including the possible sale or spin-off of one or more of our business units, in order to maximize shareholder value. A timetable has not been set for the completion of the review process and we have not determined which, if any, business units would be sold or spun off. However, we do not intend to sell or spin off our North American less-than-truckload unit.
Technology and Intellectual Property
One of the ways in which we empower our employees to deliver superior service is through our proprietary technology. We believe that the continual enhancement of our technology is critical to our success. It represents one of our largest categories of investment. We have built a highly scalable platform on the cloud to speed the deployment of new ways to increase efficiency, control costs and leverage our footprint. We can develop an innovation for one of our service lines and distribute it across different geographies and services to derive widespread benefits. This same platform also provides a way to address opportunities in real time, with constant feedback loops that engage our operators and customers.
In 2019, we made considerable technological progress, including these highlights:
XPO Smart™ is our proprietary suite of intelligent tools and analytics that self-adjusts site by site to drive productivity across our operations. It incorporates dynamic data science, predictive analytics and machine learning to aid our managers in decision-making. We use XPO Smart™ to improve our labor and inventory management in a safe, disciplined, and cost-effective manner.
As of December 31, 2019, we had implemented XPO Smart™ in all our LTL dock operations and over 100 of our logistics sites in North America, with a roll-out underway in our logistics network in Europe.
Intelligent automation is a priority for us in logistics. This includes autonomous robots and collaborative robots, automated sortation systems, automated guided vehicles, goods-to-person systems and virtual reality assistance. We integrate and control these technologies in-house using WMx, our proprietary warehouse management platform. Advanced automation and robotics deliver critical improvements in speed, control, accuracy and productivity and, importantly, also enhance worker safety and the overall quality of employment.
For Nestlé, the world’s largest food and beverage company, we have co-developed a fully automated warehouse of the future in the U.K., scheduled to open in mid-2020. It is expected to have the highest throughput of any facility in Nestlé’s global fulfilment network. Our European innovation lab is being relocated to this site, where it will function as both a think tank and a technology launch pad.
XPO Connect™, our proprietary digital freight marketplace, incorporates our core Freight Optimizer platform, shipper interface, pricing engine, carrier interface and our carrier mobile app, called Drive XPO™. The architecture provides visibility across multiple transportation modes, establishing the groundwork to continually improve our service, capture share and reduce costs. Our truck brokerage, last mile, managed transportation and global forwarding operations are now using the XPO Connect™ platform.
This fully automated, self-learning digital platform connects shippers with carriers, both virtually and through our operations. We give shippers access to our carrier transportation network and predictive data, while carriers connect through the app. As of December 31, 2019, we had more than 40,000 U.S. truck carriers registered for XPO Connect™. The current capabilities of the marketplace, and the tremendous potential of future applications, establish this technology as a significant differentiator across our transportation services.
In LTL, our technology roadmap focuses on the main components of the service lifecycle. Our North American LTL linehaul network moved freight approximately 2.5 million miles a day on average in 2019, with approximately 15% of that volume traveling direct. With intelligent route-building, such as bypass optimization, we can reduce empty miles, improve load factor and mitigate cargo damage. Our proprietary linehaul bypass models work with massive amounts of data to arrive at recommendations based on volume and density, taking freight dimensions into account to identify gaps in trailer utilization.
Other areas of LTL that are ripe for optimization through our technology include pickup-and-delivery routing, pricing management, trailer utilization, exception management and dock productivity. While each component delivers its own benefits, we also expect a strong synergistic effect on our LTL operations as a whole. For example, as we optimize truck routes, this benefits asset utilization, driver utilization and customer service, and should reduce our carbon footprint by decreasing empty miles.
In last mile, we recently launched XPO Connect™ in our last mile service for heavy goods and we’ve moved our first large customer onto the platform. We expect to have the technology pushed out to all last mile customers in early 2020, providing real-time ETAs for home deliveries, and enabling custom notifications and e-rescheduling. We have other proprietary last mile technology that we use to engage consumers in the delivery process, gather real-time feedback post-delivery and maintain superior satisfaction levels, which helps our retail and e-tail customers build brand loyalty. Consumers can track their online orders of heavy goods using our web portal, text messaging and voice-activated smart speakers, and use our augmented reality tool to visualize an item inside their home. We are the only last mile provider for heavy goods to invest in digital consumerization to this degree.
In October 2019, we became the first global logistics company to partner with the Massachusetts Institute of Technology (“MIT”) in its Industrial Liaison Program to advance business innovation. This is a unique opportunity for us to collaborate with MIT’s world-class research capabilities and realize new levels of productivity for our customers. At the same time, we will be providing input into the future of robotics, machine learning and systems engineering.

Customers and Markets
We provide services to a variety of customers, ranging in size from small, entrepreneurial organizations to Fortune 500 companies and global leaders. We have a diversified base of more than 50,000 customers that minimizes our concentration risk. In 2019, our top five customers accounted for approximately 8% of our revenue.
In addition, our markets are highly diversified. The customers we serve span every major industry and touch every part of the economy. Our revenue derives from a mix of key verticals, such as retail and e-commerce, food and beverage, consumer packaged goods and industrial.
Our transportation services are marketed primarily in North America and Europe, whereas our logistics and global forwarding networks serve global markets with concentrations in North America, Europe and Asia. For the full year 2019, approximately 59% of our revenue was generated in the U.S., 14% in Europe (excluding France and the U.K.), 12% in France and 12% in the U.K.
Competition
Transportation and logistics are highly competitive and fragmented marketplaces, with thousands of companies competing domestically and internationally. XPO competes on quality of service, reliability, scope and scale of operations, technological capabilities and price. Our competitors include local, regional, national and international companies that offer the same services we provide; some have larger customer bases, significantly more resources and more experience than we have. Additionally, some of our customers have sufficient internal resources to perform services we offer. Due in part to the fragmented nature of the industry, we must strive daily to retain existing business relationships and forge new relationships.
The health of the transportation and logistics industries will continue to be a function of domestic and global economic growth. However, we believe that we have positioned XPO in fast-growing sectors to benefit from secular trends in demand, such as e-commerce and outsourcing.
Regulation
Our operations are regulated and licensed by various governmental agencies in the U.S. and in other countries where we conduct business. These regulations impact us directly and indirectly by regulating third-party transportation providers we arrange and/or contract with to transport freight for our customers.
Regulation Affecting Motor Carriers, Owner-Operators and Transportation Brokers. In the U.S., our subsidiaries that operate as motor carriers and freight transportation brokers are licensed by the Federal Motor Carrier Safety Administration (“FMCSA”) of the U.S. Department of Transportation (“DOT”). Our motor carrier subsidiaries and the third-party motor carriers we contract with in the U.S. must comply with the safety and fitness regulations of the DOT, including those related to controlled substances and alcohol, hours-of-service compliance, vehicle maintenance, hazardous materials compliance, driver fitness, unsafe driving, and minimum insurance requirements. Weight and equipment dimensions also are subject to government regulations. We also may become subject to new or more restrictive regulations relating to emissions, drivers’ hours-of-service, independent contractor eligibility requirements, onboard reporting of operations, air cargo security and other matters affecting safety or operating methods. Other agencies, such as the U.S. EPA, the U.S. Food and Drug Administration (“FDA”), the California Air Resources Board (“CARB”) and the U.S. Department of Homeland Security (“DHS”), also regulate our equipment, operations and independent contractor drivers. Like the third-party carriers with which we contract, we are subject to a variety of vehicle registration and licensing requirements in certain states and local jurisdictions where we operate. In foreign jurisdictions where we operate, our operations are regulated by the appropriate governmental authorities.
In 2010, the FMCSA introduced the Compliance Safety Accountability program (“CSA”), which uses a Safety Management System (“SMS”) to rank motor carriers on seven categories of safety-related data, known as Behavioral Analysis and Safety Improvement Categories, or “BASICs.”
Although the CSA ranks are not currently publicly available, this development is likely to be temporary. As a result, our fleet could be ranked worse or better than our competitors, and the safety ratings of our motor carrier operations could be impacted. Our network of third-party transportation providers may experience a similar result. A reduction in safety and fitness ratings may result in difficulty attracting and retaining qualified independent contractors and could cause our customers to direct their business away from XPO and to carriers with more favorable CSA scores, which would adversely affect our results of operations.
In addition, nearly all carriers and drivers that are required to maintain records of duty status, including certain of XPO’s motor carrier subsidiaries and drivers, have been required to install electronic logging devices (“ELDs”). ELD use may increase costs for independent contractors and other third-party carriers who provide services to XPO and may impact driver recruitment.
Regulations Affecting our Subsidiaries Providing Ocean and Air Transportation. XPO Customs Clearance Solutions, LLC (“XCCS”) and XPO GF America, Inc. (“XGFA”), two of our subsidiaries, are licensed as U.S. Customs brokers by the U.S. Customs and Border Protection (the “CBP”) of the DHS in each U.S. district where they perform services. All U.S. Customs brokers are required to maintain prescribed records and are subject to periodic audits by the CBP. In non-U.S. jurisdictions where we perform customs brokerage services, our operations are licensed, where necessary, by the appropriate governmental authorities.
Our subsidiaries offering expedited air charter transportation are subject to regulation by the Transportation Security Administration (“TSA”) of the DHS governing air cargo security for all loads, regardless of origin and destination. XPO Global Forwarding, Inc. (“XGF”), XGFA and XPO Air Charter, LLC are regulated as “indirect air carriers” by the TSA. These agencies provide requirements, guidance and, in some cases, administer licensing requirements and processes applicable to the freight forwarding industry.
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
Additionally, XGF, XGFA and XCCS are each licensed as an Ocean Transportation Intermediary (“OTI”) and are each Ocean Freight Forwarders (“OFF”) licensed by the U.S. Federal Maritime Commission (“FMC”), which establishes the qualifications, regulations and bonding requirements for arranging transportation to or from the U.S. as an OTI (OTIs include both NVOCCs and OFFs). XGF and XGFA are also licensed as NVOCCs.
Our OTI operations are subject to regulations of the U.S. Department of State, the U.S. Department of Commerce and the U.S. Department of Treasury, and to various laws and regulations of the other countries where we operate. These laws and regulations govern what commodities may be shipped to what destinations and to what end-users, unfair international trade practices, limitations on entities with which we may conduct business and related matters.
Other Regulations. We are subject to a variety of other U.S. and foreign laws and regulations, including, but not limited to, the Foreign Corrupt Practices Act and other anti-bribery and anti-corruption statutes. We are also subject to state and U.S. federal laws and regulations addressing some types of cargo transported and/or stored by our subsidiaries, or transported pursuant to a government contract or subcontract.
Classification of Independent Contractors. Tax and other federal and state regulatory authorities, as well as private litigants, continue to assert that independent contractor drivers in the trucking industry are employees rather than independent contractors, while applying a variety of standards in their determinations of independent contractor status. Federal legislators have introduced legislation in the past to make it easier for tax and other authorities to reclassify independent contractors as employees, including legislation to increase the recordkeeping requirements and heighten the penalties for companies who misclassify workers and are found to have violated overtime or wage requirements. Additionally, federal legislators have sought to abolish the current safe harbor, which allows taxpayers that meet certain criteria to treat individuals as independent contractors if they are following a longstanding, recognized practice. Federal legislators also sought to expand the Fair Labor Standards Act to cover “non-employees” who perform labor or services for businesses, even if said non-employees are properly classified as independent contractors; require taxpayers to provide written notice to workers based upon their classification as either an employee or a non-employee; and impose penalties and fines for violations of the notice requirement or for misclassifications. Some states have launched initiatives to increase tax revenues from items such as unemployment, workers’ compensation and income taxes, and the reclassification of independent contractors as employees could help states increase these revenues. If the independent contractor drivers that provide services to XPO are determined to be our employees, we would incur additional exposure under some or all of the following: federal and state tax, workers’ compensation, unemployment benefits, and labor, employment and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings.
Environmental Regulations. Our transportation and logistics facilities and operations and our independent contractors are subject to various environmental laws and regulations dealing with the hauling, handling and disposal of hazardous materials, emissions from vehicles, engine-idling, fuel tanks and related fuel spillage and seepage, discharge and retention of storm water, and other environmental matters that involve inherent environmental risks. Similar laws and regulations may apply in many of the foreign jurisdictions in which we operate. We may be responsible for the cleanup of any spill or other incident involving hazardous materials caused by our business. In the past, we have been responsible for the cost to clean up diesel fuel spills caused by traffic accidents or other events, and none of these incidents materially affected our business or operations. We generally transport only hazardous materials rated as low-to-medium-risk, and only a small percentage of our total loads contain hazardous materials.
We believe that our operations are in substantial compliance with current laws and regulations and we do not know of any existing environmental condition that reasonably would be expected to have a material adverse effect on our business or operating results. A number of our logistics sites are ISO14001-certified to high standards for environmental management, and we have implemented numerous programs to manage environmental risks and maintain compliances. Future changes in environmental regulations or liabilities from newly discovered environmental conditions or violations (and any associated fines and penalties) could have a material adverse effect on our business, competitive position, results of operations, financial condition or cash flows. U.S. federal and state governments, as well as governments in certain foreign jurisdictions where we operate, have also proposed environmental legislation that could, among other things, potentially limit carbon, exhaust and greenhouse gas emissions. If enacted, such legislation could result in higher costs for new tractors and trailers, reduced productivity and efficiency, and increased operating expenses, all of which could adversely affect our results of operations.
Risk Management and Insurance
We maintain insurance for commercial automobile liability, truckers’ commercial automobile liability, commercial general liability, cargo/warehouse legal liability, workers’ compensation and employers’ liability, and umbrella and excess umbrella liability, with coverage limits, deductibles and self-insured retention levels that we believe are reasonable given the varying historical frequency, severity and timing of claims. Certain actuarial assumptions and managerial judgments are made for insurance reserves and are subject to a degree of variability.
Seasonality
Our revenue and profitability are typically lower for the first quarter of the calendar year relative to other quarters. We believe this is due in part to the post-holiday reduction in demand experienced by many of our customers, which leads to more available capacity and less demand for expedited and premium shipping services. In addition, the productivity of our tractors and trailers, independent contractors and transportation providers generally decreases during the winter season because inclement weather impedes operations. In contrast, our logistics network benefits from strong positioning in the e-commerce sector, where demand is characterized by strong seasonal surges in activity; the fourth quarter peak is typically the most dramatic, when holiday orders are placed online. It is not possible to reliably predict whether our historical revenue and profitability trends will continue to occur in future periods.
Employees
As of December 31, 2019, we have approximately 100,000 full-time and part-time employees. Our employee base is one of our most critical resources, and we view the recruitment, training and retention of qualified employees as being essential to our ongoing success. We believe that we have good relations with our employees, with strong programs in place for communication and professional development.

Information about our Executive Officers
The following information relates to each of our executive officers:

Name	Age	Position
Bradley S. Jacobs	63	Chairman of the Board and Chief Executive Officer
Troy A. Cooper	50	President
Sarah J.S. Glickman	50	Acting Chief Financial Officer
Mario A. Harik	39	Chief Information Officer
Kurt M. Rogers	48	Chief Legal Officer
Bradley S. Jacobs has served as XPO’s chairman of the board of directors and chief executive officer since September 2011. He is also the managing director of Jacobs Private Equity, LLC, which is XPO’s second largest stockholder. Mr. Jacobs has led two other public companies prior to XPO: United Rentals, Inc., which he founded in 1997, and United Waste Systems, Inc., which he founded in 1989. Mr. Jacobs served as chairman of United Rentals from 1997 to 2007, and as chief executive officer from 1997 to 2003. He served as chairman and chief executive officer of United Waste Systems from 1989 to 1997.
Troy A. Cooper has served as XPO’s president since April 2018, after formerly serving as XPO’s chief operating officer from 2014 to 2018, and as Transportation segment leader. From September 2015 to September 2017, he also served as chief executive officer and chairman of XPO Logistics Europe. Mr. Cooper joined XPO in September 2011 as vice president of finance. Prior to XPO, Mr. Cooper served as vice president and group controller with United Rentals, Inc., where he was responsible for field finance functions and helped to integrate over 200 acquisitions in the U.S., Canada and Mexico. Earlier, he held controller positions with United Waste Systems, Inc. and OSI Specialties, Inc. (formerly a division of Union Carbide, Inc.). He began his career in public accounting with Arthur Andersen and Co. and has a degree in accounting from Marietta College.
Sarah J.S. Glickman has served as XPO’s acting chief financial officer since August 2018, after joining XPO in June 2018 as senior vice president, corporate finance. Prior to XPO, Ms. Glickman served as chief financial officer of business services for Novartis from January 2017 to May 2018, and held executive roles with Honeywell International from March 2006 to November 2016 and, prior to Honeywell, Bristol-Myers Squibb. During her 11 years with Honeywell, she served as chief financial officer of the fluorine products business, and as head of internal audit and director of finance operations. With Bristol-Myers Squibb, she had senior responsibility for corporate controllership and accounting, financial controls and compliance. Ms. Glickman began her career at PricewaterhouseCoopers. She is a certified public accountant and a Chartered Accountant with a degree in economics from the University of York (UK).
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
Kurt M. Rogers has served as XPO’s chief legal officer since February 2020. Mr. Rogers joined XPO from Stericycle, Inc., a global leader in medical waste management, where he served as executive vice president and general counsel from 2017 to 2020. He was previously chief legal officer of cloud communications leader Vonage Holdings Corp. for seven years. At Stericycle and Vonage, he led the negotiation and execution of numerous strategic initiatives. Earlier, he was a partner at Bingham McCutchen LLP and at Latham & Watkins LLP, specializing in intellectual property and litigation. He received his juris doctorate degree from Cornell Law School and his bachelor’s degree from Cornell University.

Available Information
Our corporate website is www.xpo.com. On this website, you can access, free of charge, our reports on Forms 10-K, 10-Q and 8-K, as well as specialized disclosure reports on Form SD, Proxy Statements on Schedule 14A and amendments to these materials. Materials are available online as soon as reasonably practicable after we electronically submit them to the SEC. You can also access materials regarding our corporate governance policies and practices, including our Corporate Governance Guidelines, Code of Business Ethics and the charters relating to the committees of our board of directors. You also may request a printed copy of these materials without charge by writing to: Investor Relations, XPO Logistics, Inc., Five American Lane, Greenwich, Connecticut 06831.
ITEM 1A.    RISK FACTORS
The following are important factors that could affect our financial performance and could cause actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Annual Report on Form 10-K or our other filings with the SEC or in oral presentations such as telephone conferences and webcasts open to the public. You should carefully consider the following factors in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our Consolidated Financial Statements and related Notes in Item 8.
Economic recessions and other factors that reduce freight volumes, both in North America and Europe, could have a material adverse impact on our business.
The transportation industry in North America and Europe historically has experienced cyclical fluctuations in financial results due to economic recessions, downturns in the business cycles of our customers, increases in the prices charged by third-party carriers, interest rate fluctuations, changes in international trade policies and other U.S. and global economic factors beyond our control. During economic downturns, a reduction in overall demand for transportation services will likely reduce demand for our services and exert downward pressures on our rates and margins. In addition, in periods of strong economic growth, overall demand may exceed the available supply of transportation resources, resulting in increased network congestion and operating inefficiencies. Additional changes in international trade policies and relations could significantly reduce the volume of goods transported globally and adversely affect our business and results of operations. These factors subject our business to various risks that may have a material impact on our operating results and future prospects. These risks may include the following:

•
A reduction in overall freight volume reduces our opportunities for growth. In addition, if a downturn in our customers’ business cycles causes a reduction in the volume of freight shipped by those customers, our operating results could be adversely affected;

•
Some of our customers may experience financial distress, file for bankruptcy protection, go out of business, or suffer disruptions in their business and may be unable to pay us. In addition, some customers may not pay us as quickly as they have in the past, causing our working capital needs to increase;

•
The U.S. government has made significant changes in U.S. trade policy and has taken certain actions that have negatively impacted U.S. trade, including imposing tariffs on certain goods imported into the U.S. To date, several governments, including the EU, have imposed tariffs on certain goods imported from the U.S. These actions contributed to weakness in the global economy that could adversely affect our results of operations, and such weakness could continue in 2020. Any further changes in U.S. or international trade policy could trigger additional retaliatory actions by affected countries, resulting in “trade wars” and further increased costs for goods transported globally, which may reduce customer demand for these products if the parties having to pay those tariffs increase their prices, or in trading partners limiting their trade with countries that impose anti-trade measures. Such conditions could have an adverse effect on our business, results of operations and financial condition, as well as on the price of our common stock.

•	A significant number of our transportation providers may go out of business and we may be unable to secure sufficient equipment capacity or services to meet our commitments to our customers; and

•
We may not be able to appropriately adjust our expenses to rapid changes in market demand. In order to maintain high variability in our business model, it is necessary to adjust staffing levels when market demand changes. In periods of rapid change, it is more difficult to match our staffing levels to our business needs. In addition, we have other expenses that are primarily variable but are fixed for a period of time, as well as certain significant fixed expenses; we may be unable to adequately adjust these expenses to match a rapid change in demand.
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

•	Shippers soliciting bids from multiple transportation providers for their shipping needs, which may result in the depression of freight rates or loss of business to competitors;

•	The establishment by our competitors of cooperative relationships to increase their ability to address shipper needs;

•	Decisions by our current or prospective customers to develop or expand internal capabilities for some of the services we provide; and

•	The development of new technologies or business models that could result in our disintermediation in certain services we provide.
Our profitability may be materially adversely impacted if our investments in equipment, service centers and warehouses do not match customer demand for these resources or if there is a decline in the availability of funding sources for these investments.
Our LTL and full truckload operations require significant investments in equipment and freight service centers. The amount and timing of our capital investments depend on various factors, including anticipated freight volume levels and the price and availability of appropriate property for service centers and newly manufactured tractors. If our anticipated requirements for service centers or fleet differ materially from actual usage, our capital-intensive operations, specifically LTL and full truckload, may have more or less capacity than is optimal.
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
Our exploration of strategic alternatives is subject to various risks and uncertainties, may not result in any completed transactions and will involve significant time and expense, which could disrupt or adversely affect our business.
On January 15, 2020, we announced that our board of directors had authorized a review of strategic alternatives, including the possible sale or spin-off of one or more of our business units. Whether or not any such transaction or transactions are completed, our business may face significant risks, including, without limitation:

•	The diversion of management’s attention from operating our ongoing businesses and the overall impact on our businesses because of management’s attention to the review of strategic alternatives;

•	Potential difficulty in maintaining employee morale and retaining key management and other employees;

•	Potential difficulty in separating assets related to such businesses from the businesses we retain;

•	The need to obtain regulatory approvals and other third-party consents, which could potentially disrupt customer and supplier relationships;

•	Foreseen and unforeseen dis-synergy costs, costs of restructuring transactions (including taxes) and other significant costs and expenses; and

•	Potential negative reactions from the financial markets if we do not complete one or more transactions.
Any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or the price of our common stock.
If one or more business units is sold or spun off, we will be a smaller, less diversified company than we are today.
A sale or spin-off of one or more of our business units will result in us being a smaller, less diversified company with a more concentrated area of focus. Following a potential sale or spin-off, we will be reliant on our remaining business units. As a result, we may become more vulnerable to changing market conditions, which could have a material adverse effect on our business, financial condition and results of operations. The diversification of our revenues, costs and cash flows will diminish as a result of a sale or spin-off, such that our results of operations, cash flows, working capital, effective tax rate and financing requirements may be subject to increased volatility and our ability to fund capital expenditures, investments and service our debt may be diminished. We may also incur ongoing costs and retain certain liabilities that were previously allocated to entities that were sold or spun off. Those costs may exceed our estimates or could diminish the benefits we expect to realize.
Our past acquisitions, as well as any acquisitions that we may complete in the future, may be unsuccessful or result in other risks or developments that adversely affect our financial condition and results.
While we intend for our acquisitions to improve our competitiveness and profitability, we cannot be certain that our past or future acquisitions will be accretive to earnings or otherwise meet our operational or strategic expectations. Special risks, including accounting, regulatory, compliance, information technology or human resources issues, may arise in connection with, or as a result of, the acquisition of an existing company, including the assumption of unanticipated liabilities and contingencies, difficulties in integrating acquired businesses, possible management distractions, or the inability of the acquired business to achieve the levels of revenue, profit, productivity or synergies we anticipate or otherwise perform as we expect on the timeline contemplated. We are unable to predict all of the risks that could arise as a result of our acquisitions.
If the performance of our reporting segments or an acquired business varies from our projections or assumptions, or if estimates about the future profitability of our reporting segments or an acquired business change, our revenues, earnings or other aspects of our financial condition could be adversely affected. We may also experience difficulties in connection with integrating any acquired companies into our existing businesses and operations, including our existing infrastructure and information technology systems. The infrastructure and information technology systems of acquired companies could present issues that we were unable to identify prior to the acquisition and that could adversely affect our financial condition and results; we have experienced challenges of this nature relating to the infrastructure and systems of certain past companies that we acquired. Also, we may not realize all of the synergies we anticipate from past and potential future acquisitions. Among the synergies that we currently expect to realize are cross-selling opportunities to our existing customers, network synergies and other operational synergies. Any of these events could adversely affect our financial condition and results of operations.
We may not successfully manage our growth.
We have grown rapidly and substantially over prior years, including by expanding our internal resources, making acquisitions and entering into new markets, and we intend to continue to focus on rapid growth, including organic growth and additional acquisitions. We may experience difficulties and higher-than-expected expenses in executing this strategy as a result of unfamiliarity with new markets, changes in revenue and business models, entry into new geographic areas and increased pressure on our existing infrastructure and information technology systems.

Our growth will place a significant strain on our management, operational, financial and information technology resources. We will need to continually improve existing procedures and controls, as well as implement new transaction processing, operational and financial systems, and procedures and controls to expand, train and manage our employee base. Our working capital needs will continue to increase as our operations grow. Failure to manage our growth effectively, or obtain necessary working capital, could have a material adverse effect on our business, results of operations, cash flows and financial condition.
Our business will be seriously harmed if we fail to develop, implement, maintain, upgrade, enhance, protect and integrate our information technology systems, including those systems of any businesses that we acquire.
We rely heavily on our information technology systems in managing our business; they are a key component of our customer-facing services and internal growth strategy. In general, we expect our customers to continue to demand more sophisticated, fully integrated technology from their transportation and logistics providers. To keep pace with changing technologies and customer demands, we must correctly address market trends and enhance the features and functionality of our proprietary technology platform in response to these trends. This process of continuous enhancement may lead to significant ongoing software development costs, which will continue to increase if we pursue new acquisitions of companies and their current systems. In addition, we may fail to accurately determine the needs of our customers or trends in the transportation and logistics industries, or we may fail to respond appropriately by implementing functionality for our technology platform in a timely or cost-effective manner. Any such failures could result in decreased demand for our services and a corresponding decrease in our revenues.
We must ensure that our information technology systems remain competitive. If our information technology systems are unable to manage high volumes with reliability, accuracy and speed as we grow, or if such systems are not suited to manage the various services we offer, our service levels and operating efficiency could decline. In addition, if we fail to hire and retain qualified personnel to implement, protect and maintain our information technology systems, or if we fail to enhance our systems to meet our customers’ needs, our results of operations could be seriously harmed. This could result in a loss of customers or a decline in the volume of freight we receive from customers.
We are developing proprietary information technology for both of our business segments. Our technology may not be successful or may not achieve the desired results and we may require additional training or different personnel to successfully implement this technology. Our technology development process may be subject to cost overruns or delays in obtaining the expected results, which may result in disruptions to our operations.
A failure of our information technology infrastructure or a breach of our information security systems, networks or processes may materially adversely affect our business.
The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage our sales and marketing, financial, legal and compliance functions, engineering and product development tasks, research and development data, communications, logistics order entry and fulfillment and other business processes. We also rely on third parties and virtualized infrastructure to operate our information technology systems. Despite significant testing for risk management, external and internal risks, such as malware, insecure coding, “Acts of God,” data leakage and human error, pose a direct threat to the stability or effectiveness of our information technology systems and operations. The failure of our information technology systems to perform as we anticipate has in the past, and could in the future, adversely affect our business through transaction errors, billing and invoicing errors, internal recordkeeping and reporting errors, processing inefficiencies and loss of sales, receivables collection or customers. Any such failure could result in harm to our reputation and have an ongoing adverse impact on our business, results of operations and financial condition, including after the underlying failures have been remedied.
We may also be subject to cybersecurity attacks and other intentional hacking. Any failure to identify and address such defects or errors or prevent a cyber-attack could result in service interruptions, operational difficulties, loss of revenues or market share, liability to our customers or others, the diversion of corporate resources, injury to our reputation or increased service and maintenance costs. Addressing such issues could prove to be impossible or very costly and responding to the resulting claims or liability could similarly involve substantial cost. In addition, recently, regulatory and enforcement focus on data protection has heightened in the U.S. and abroad, particularly in the EU, and failure to comply with applicable U.S. or foreign data protection regulations or other data protection standards may expose us to litigation, fines, sanctions or other penalties, which could harm our business, its reputation, results of operations and financial condition.
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
Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, could materially and adversely affect our financial position and results of operations. Further, failure to comply with the covenants under our indebtedness may have a material adverse impact on our operations. If we fail to comply with any of the covenants under our indebtedness, and are unable to obtain a waiver or amendment, such failure may result in an event of default under our indebtedness. We may not have sufficient liquidity to repay or refinance our indebtedness if such indebtedness were accelerated upon an event of default.
Under the terms of our outstanding indebtedness, we may not be able to incur substantial additional indebtedness in the future, which could further exacerbate the risks described above.
The execution of our strategy could depend on our ability to raise capital in the future, and our inability to do so could prevent us from achieving our growth objectives.
We may in the future be required to raise capital through public or private financing or other arrangements in order to pursue our growth strategy or operate our businesses. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business or our ability to execute our strategy. Further debt financing may involve restrictive covenants and could reduce our profitability. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures.
Failure to successfully implement our cost and revenue initiatives could cause our future financial results to suffer.
We are implementing various cost and revenue initiatives to further improve our profitability. We estimate that 40% of the potential opportunity is related to revenue initiatives: advanced pricing analytics and revenue management tools, our digital freight platform, our shared distribution network and cross-selling to strategic accounts in Europe. The other 60% is related to cost initiatives: LTL process improvements, contract logistics automation, workforce productivity, European margin expansion, global procurement and further back-office optimization. If we are not able to successfully implement these cost and revenue initiatives, our future financial results may suffer.
We depend on third parties in the operation of our business.
In our global forwarding, last mile and freight brokerage operations, we do not own or control the transportation assets that deliver our customers’ freight, and we do not employ the people directly involved in delivering this freight. In addition, in our freight brokerage businesses (particularly our over-the-road expedite operations and intermodal drayage operations) and in our last mile business, we engage independent contractors who own and operate their own equipment. Accordingly, we are dependent on third parties to provide truck, rail, ocean, air and other transportation services and to report certain events to us, including delivery information and cargo claims. This reliance on third parties could cause delays in reporting certain events, impacting our ability to recognize revenue and claims in a timely manner.
Our inability to maintain positive relationships with independent transportation providers could significantly limit our ability to serve our customers on competitive terms. If we are unable to secure sufficient equipment or other transportation services to meet our commitments to our customers or provide our services on competitive terms, our operating results could be materially and adversely affected, and our customers could shift their business to our competitors temporarily or permanently. Our ability to secure sufficient equipment or other transportation services to meet our commitments to customers or provide our services on competitive terms is subject to inherent risks, many of which are beyond our control, including:

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
Increases in driver compensation and difficulties with attracting and retaining drivers could adversely affect our revenues and profitability.
Our LTL services in North America and Europe and our full truckload services in Europe are conducted primarily with employee drivers. Our industry has periodically experienced and may, in future, experience intense competition for qualified drivers in the transportation industry due to a shortage of drivers. The availability of qualified drivers may be affected from time to time by changing workforce demographics, competition from other transportation companies and industries for employees, the availability and affordability of driver training schools, changing industry regulations, and the demand for drivers in the labor market. If the current industry-wide shortage of qualified drivers continues, our global LTL operations and our European truckload operation will likely experience difficulty in attracting and retaining enough qualified drivers to fully satisfy customer demand. During periods of increased competition in the labor market for drivers, our LTL and full truckload operations may be required to increase driver compensation and benefits in the future or face difficulty meeting customer demand, all of which could adversely affect our profitability. Additionally, a shortage of drivers could result in the underutilization of our truck fleet, lost revenue, increased costs for purchased transportation or increased costs for driver recruitment.
Increases in independent contractor driver rates or other necessities in attracting and retaining qualified independent contractor drivers could adversely affect our profitability and ability to replenish or grow our independent contractor driver networks.
Our freight brokerage and intermodal operations rely on fleets of vehicles that are owned and operated by independent contractors. Our last mile service is also performed by independent contract carriers who supply their own vehicles, drivers and helpers. These independent contractors are responsible for maintaining and operating their own equipment and paying their own fuel, insurance, licenses and other operating costs. Turnover and bankruptcy among independent contractor drivers often limit the pool of qualified independent contractor drivers and increase competition for their services. In addition, regulations such as the FMCSA Compliance Safety Accountability program may further reduce the pool of qualified independent contractor drivers. Thus, our continued reliance on independent contractor drivers could limit our ability to grow our ground transportation networks.
We are currently experiencing difficulty in attracting and retaining sufficient numbers of qualified independent contractor drivers, and we expect to continue to experience this difficulty from time to time in the future. Additionally, our agreements with independent contractor drivers are terminable by either party without penalty and upon short notice. Consequently, we need to regularly recruit new, qualified independent contractor drivers to replace those who have left our networks. If we are unable to retain our existing independent contractor drivers or recruit new independent contractor drivers, our business and results of operations could be adversely affected.
The rates we offer our independent contractor drivers are subject to market conditions and we may find it necessary to continue to increase independent contractor drivers’ rates in future periods. If we are unable to continue to attract and retain a sufficient number of independent contractor drivers, we could be required to increase our mileage rates and accessorial pay or operate with fewer trucks and face difficulty meeting shipper demands, all of which would adversely affect our profitability and scale, or our ability to pursue our growth strategy.
Our business may be materially adversely affected by labor disputes.
Our business in the past has been, and in the future could be, adversely affected by strikes and labor negotiations at seaports, labor disputes between railroads and their union employees, or by a work stoppage at one or more railroads or local trucking companies servicing rail or port terminals, including work disruptions involving owner-operators under contract with our local trucking operations. Port shutdowns and similar disruptions to major points in national or international transportation networks, most of which are beyond our control, could result in terminal embargoes, disrupt equipment and freight flows, depress volumes and revenues, increase costs and have other negative effects on our operations and financial results.
Labor disputes involving our customers could affect our operations. If our customers experience plant slowdowns or closures because they are unable to negotiate labor contracts, our revenue and profitability could be negatively impacted. In particular, our Logistics segment derives a substantial portion of its revenue from the operation and management of facilities that are often located in close proximity to a customer’s manufacturing plant and are integrated into the customer’s production line process. If any of our customers are affected by labor disputes and consequently cease or significantly modify their operations at a plant served by our Logistics segment, we may experience significant revenue loss and shutdown costs, including costs related to early termination of leases, causing our business to suffer.
XPO Logistics Europe’s business activities require a large amount of labor, which represents one of its most significant costs. It is essential that we maintain good relations with employees, trade unions and other staff representative institutions. A deteriorating economic environment may result in tensions in industrial relations, which may lead to industrial action within our European operations; this could have a direct impact on our business operations. Generally, any deterioration in industrial relations in our European operations, such as general strike activities or other material labor disputes, could have an adverse effect on our revenues, earnings, financial position and outlook.
Efforts by labor organizations to organize employees at certain locations in North America, if successful, may result in increased costs and decreased efficiencies at those locations.
Since 2014, in the U.S., the International Brotherhood of Teamsters (“Teamsters”) has attempted to organize employees at several of our LTL and logistics locations, and the International Association of Machinists (“Machinists”) has attempted to organize a small number of mechanics at three LTL maintenance shops. In 2018, the United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) attempted to organize warehouse workers at one logistics location. The majority of our employees involved in these organizing efforts rejected union representation. As of January 1, 2020, our employees had voted in favor of union representation in 10 of the 25 union elections held since 2014, with approximately 545 employees voting in favor and 602 employees voting against representation. In October 2017, a majority of employees at our North Haven, Connecticut logistics location, which had previously voted for Teamsters representation, petitioned us to withdraw recognition of the Teamsters as the employees’ representative and we withdrew this recognition. Similarly, in 2019, a majority of employees at our LTL locations in Laredo, Texas and Aurora, Illinois, voted to decertify the Teamsters as the employees’ representative. In addition, we continue to challenge the results of one election held in 2014 for an LTL location in Los Angeles, California pursuant to a petition that had been filed by the Teamsters, while seven locations where employees had voted in favor of union representation are in negotiations for an initial collective bargaining agreement. Since 2014, the Teamsters have withdrawn six petitions seeking elections on behalf of approximately 230 LTL employees prior to the election being held, and the Machinists withdrew one petition for an LTL election on behalf of six individuals. We cannot predict with certainty whether further organizing efforts may result in the unionization of any additional locations in the U.S. If successful, these efforts may result in increased costs and decreased efficiencies at the specific locations where representation is elected. We do not expect the impact, if any, to extend to our larger organization or the services provided to our customer base.
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
While we believe that our contract carriers and owner-operators and their drivers are properly classified as independent contractors rather than as employees, adverse decisions have been rendered recently in certain cases pending against us, including with respect to determinations that certain of our contract carriers and owner-operators are improperly classified. Such adverse final outcomes in these matters could, among other things, entitle certain of our contract carriers and owner-operators and their drivers to reimbursement with respect to certain expenses and to the benefit of wage-and-hour laws and result in employment and withholding tax and benefit liability for us, and could result in changes to the independent contractor status of our contract carriers and owner-operators. Changes to state laws governing the definition of independent contractors could also impact the status of our contract carriers and owner-operators. Adverse final outcomes in these matters or changes to state laws could cause us to change our business model, which could have a material adverse effect on our business strategies, financial condition, results of operations or cash flows. These claims involve potentially significant classes that could involve thousands of claimants and, accordingly, significant potential damages and litigation costs, and could lead others to bring similar claims.
The results of these matters cannot be predicted with certainty and an unfavorable resolution of one or more of these matters could have a material adverse effect on our financial condition, results of operations or cash flows.
Our overseas operations are subject to various operational and financial risks that could adversely affect our business.
The services we provide outside the U.S. are subject to risks resulting from changes in tariffs, trade restrictions, trade agreements, tax policies, difficulties in managing or overseeing foreign operations and agents, different liability standards, issues related to compliance with anti-corruption laws, such as the Foreign Corrupt Practices Act and the U.K. Bribery Act, data protection, trade compliance, and intellectual property laws of countries that do not protect our rights relating to our intellectual property, including our proprietary information systems, to the same extent as do U.S. laws. The occurrence or consequences of any of these factors may restrict our ability to operate in the affected region or decrease the profitability of our operations in that region. In addition, as we expand our business in foreign countries, we will be exposed to increased risk of loss from foreign currency fluctuations and exchange controls.
Our European business heavily relies on subcontracting and we use a large number of temporary employees in these operations. Any failure to properly manage our subcontractors or temporary employees in Europe could have a material adverse impact on our revenues, earnings, financial position and outlook.
Subcontracting plays a key role in our European business, which we operate through our majority-owned subsidiary, XPO Logistics Europe SA. As of December 31, 2019, we subcontracted approximately 53% of our Transportation segment operations in the region. As a result, we are exposed to various risks related to managing our subcontractors, such as the risk that they do not fulfill their assignments in a satisfactory manner or within the specified deadlines. Such failures could compromise our ability to fulfill our commitments to our customers, comply with applicable regulations or otherwise meet our customers’ expectations. In some situations, the poor execution of services by our subcontractors could result in a customer terminating a contract. Such failures by our subcontractors could harm our reputation and ability to win new business and could lead to our being liable for contractual damages. Furthermore, in the event of a failure by our subcontractors to fulfill their assignments in a satisfactory manner, we could be required to perform unplanned work or additional services in line with the contracted service, without receiving any additional compensation. Lastly, some of our subcontractors in Europe may not be insured or may not have sufficient resources available to handle any claims from customers resulting from potential damage and losses relating to their performance of services on our behalf. As a result, any non-compliance by our subcontractors with their contractual or legal obligations may have a material adverse effect on our business and financial condition.
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
The nature of our business exposes us to the potential for various types of claims and litigation. In addition to the matters described in the risk factor “Certain of our businesses rely on owner-operators and contract carriers to conduct their operations, and the status of these parties as independent contractors, rather than employees, is being challenged,” we are subject to claims and litigation related to labor and employment, personal injury, vehicular accidents, cargo and other property damage, business practices, environmental liability and other matters, including with respect to claims asserted under various other theories of agency or employer liability. Claims against us may exceed the amount of insurance coverage that we have or may not be covered by insurance at all. Businesses that we acquire also increase our exposure to litigation. Material increases in the frequency or severity of vehicular accidents, liability claims or workers’ compensation claims, or the unfavorable resolution of claims, or our failure to recover, in full or in part, under indemnity provisions with transportation providers, could materially and adversely affect our operating results. Our involvement in the transportation of certain goods, including but not limited to hazardous materials, could also increase our exposure in the event that we or one of our contracted carriers is involved in an accident resulting in injury or contamination. In addition, significant increases in insurance costs or the inability to purchase insurance as a result of these claims could reduce our profitability.
An increase in the number or severity of self-insured claims or an increase in insurance premiums could have an adverse effect on us.
We use a combination of self-insurance programs and large-deductible purchased insurance to provide for the costs of employee medical, vehicular collision and accident, cargo and workers’ compensation claims. Our estimated liability for self-retained insurance claims reflects certain actuarial assumptions and judgments, which are subject to a degree of variability. We reserve for anticipated losses and expenses and periodically evaluate and adjust our claims reserves to reflect our experience. Estimating the number and severity of claims, as well as related judgment or settlement amounts, is inherently difficult. This inherent difficulty, along with legal expenses, incurred but not reported claims, and other uncertainties can cause unfavorable differences between actual self-insurance costs and our reserve estimates. Accordingly, our ultimate results may differ from our estimates, which could result in losses over our reserved amounts. We periodically evaluate our level of insurance coverage and adjust insurance levels based on targeted risk tolerance and premium expense. An increase in the number or severity of self-insured claims or an increase in insurance premiums could have an adverse effect on us, while higher self-insured retention levels may increase the impact of loss occurrences on our results of operations.
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
We are currently subject to securities class action litigation alleging violations of securities laws, which could harm our business and require us to incur significant costs. In December 2018, two purported class action lawsuits were filed against us and certain of our officers; these lawsuits alleged that we made false and misleading statements, purported to assert claims for violations of federal securities laws and sought unspecified compensatory damages and other relief. One class action lawsuit has since been voluntarily dismissed. While we believe that we have a number of valid defenses to the claims described above and intend to vigorously defend ourselves in the remaining class action lawsuit, the matter is in the early stages of litigation and no assessment can be made as to the likely outcome of the matter or whether it will be material to us. Also, we may be subject to additional proceedings of this type in the future, which could require significant attention from management or result in significant legal expenses, settlement costs or damage awards, any of which could have a material impact on our financial position, results of operations and cash flows.
We are subject to risks associated with defined benefit plans for our current and former employees, which could have a material adverse effect on our earnings and financial position.
We maintain defined benefit pension plans and a postretirement medical plan. Our defined benefit pension plans include funded and unfunded plans in the U.S. and the U.K. A decline in interest rates or lower returns on funded plan assets may cause increases in the expense and funding requirements for these defined benefit pension plans and for our postretirement medical plan. Despite past amendments that froze our defined benefit pension plans to new participants and curtailed benefits, these pension plans remain subject to volatility associated with interest rates, inflation, returns on plan assets, other actuarial assumptions and statutory funding requirements. In addition to being subject to volatility associated with interest rates, our postretirement medical plan remains subject to volatility associated with actuarial assumptions and trends in healthcare costs. Any of the aforementioned factors could lead to a significant increase in the expense of these plans and a deterioration in the solvency of these plans, which could significantly increase our contribution requirements. As a result, we are unable to predict the effect on our financial statements associated with our defined benefit pension plans and our postretirement medical plan.
We may be adversely affected by interest rate changes because of our floating rate credit facilities.
The Second Amended and Restated Revolving Loan Credit Agreement, as amended (the “ABL Facility”), the senior secured term loan credit agreement, as amended (the “Term Loan Facility”), provide for an interest rate based on London Interbank Offered Rate (“LIBOR”) or a Base Rate, as defined in the agreements, plus an applicable margin. Our European trade receivables securitization program (the “Receivables Securitization Program”) provides for an interest rate at lenders’ cost of funds plus an applicable margin. Our financial position may be affected by fluctuations in interest rates since the ABL Facility, Term Loan Facility and Receivables Securitization Program are subject to floating interest rates. Refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” for the impact on interest expense of a hypothetical 100 basis point increase in the interest rate. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A significant increase in interest rates could have an adverse effect on our financial position and results of operations. Additionally, the interest rates on some of our debt is tied to LIBOR. In July 2017, the head of the U.K.’s Financial Conduct Authority announced its intention to phase out the use of LIBOR by the end of 2021. The uncertainty regarding the future of LIBOR, as well as the transition from LIBOR to another benchmark rate or rates could have adverse impacts on our outstanding debt that currently uses LIBOR as a benchmark rate, and ultimately, adversely affect our financial condition and results of operations.
We are exposed to currency exchange rate fluctuations because a significant proportion of our assets, liabilities and earnings are denominated in foreign currencies.
We present our financial statements in U.S. dollars, but we have a significant proportion of our net assets and income in non-U.S. dollar currencies, primarily the euro and British pound sterling. Consequently, a depreciation of non-U.S. dollar currencies relative to the U.S. dollar could have an adverse impact on our financial results as further discussed in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

The economic uncertainties relating to eurozone monetary policies may cause the value of the euro to fluctuate against other currencies. Currency volatility contributes to variations in our sales of products and services in impacted jurisdictions. For example, in the event that one or more European countries were to replace the euro with another currency, our sales into such countries, or in Europe generally, would likely be adversely affected until stable exchange rates are established. Accordingly, fluctuations in currency exchange rates could adversely affect our business and financial condition in Europe and the business of the combined company.
The decision of the United Kingdom to withdraw from the European Union may have a negative effect on global economic conditions, financial markets and our operations.
In June 2016, a majority of voters in the U.K. voted in favor of the U.K.’s withdrawal from the EU (“Brexit”) in a national referendum. On January 31, 2020, the U.K. withdrew from the EU and entered into a transition period to, among other things, negotiate an agreement with the EU governing the future relationship between the EU and the U.K. The referendum and subsequent withdrawal of the U.K. from the EU has created significant uncertainty about the future relationship between the U.K. and the EU and will have uncertain impacts on our transportation and logistics operations in Europe. In 2019, we derived approximately 12% of our revenue from the U.K. and an aggregate 26% from the rest of the European countries where we operate. In addition, the implementation of Brexit has caused, and may continue to cause, uncertainty in the global markets.
The effects of Brexit on our transportation and logistics operations in Europe will depend on any agreements the U.K. ultimately reaches to retain access to EU markets either during the transitional period or more permanently. The laws and regulations that will apply to the U.K. domestic economy will depend, in large part, on the content of any agreements the U.K. is able to negotiate with the EU and current laws and regulations may either be replaced or replicated after withdrawal, including those governing manufacturing, labor, environmental, data protection/privacy, competition and other matters either applicable to the transportation and logistics industry directly or with potential impact on the demand for our services in the U.K. or in Europe more generally.
If the U.K. cannot reach an agreement with the EU, it will likely have an adverse impact on access to labor in the U.K. and trade between the U.K. and EU and may create further short-term currency volatility. In the absence of a future trade deal, the U.K.’s trade with the EU and the rest of the world would be subject to tariffs and duties set by the World Trade Organization, which could result in uncertain demand for our services in the U.K. and its trading partners. In addition, the movement of goods between the U.K. and the remaining member states of the EU will be subject to additional inspections and documentation checks, leading to possible delays at ports of entry and departure, which may have unexpected impacts on our ability to efficiently provide our transportation and logistics services. Moreover, currency volatility could drive a weaker U.K. pound which could result in a decrease in our reported consolidated financial results for the U.K., which are reported in US dollars.
Any adverse consequences of Brexit, such as a deterioration in the U.K.’s or the EU’s economic condition, currency exchange rates, bilateral trade agreements or regulatory trade environment, including the potential imposition of tariffs, could reduce demand for our services in the U.K. or the EU, negatively impact the value of our defined benefit pension plans in the U.K., or otherwise have a negative impact on our operations, financial condition and results of operations.
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
As of December 31, 2019, we owned 95.4% of the outstanding shares of XPO Logistics Europe SA, the majority-owned subsidiary through which we conduct our European operations. We may or may not acquire the remaining shares of XPO Logistics Europe, or we may choose to enact a “squeeze out” merger, which is permitted under

French law when a holder owns more than 95% of outstanding shares. As long as we do not wholly own XPO Logistics Europe, we do not have access to all of its cash flow to service our debt, as we will receive a prorated portion of any dividend based on our ownership percentage. In addition, we will be subject to limitations on our ability to enter into transactions with XPO Logistics Europe that are not on arms-length terms, which could limit synergies that we could otherwise achieve between our North American and European operations. Moreover, XPO Logistics Europe would be forced to continue as a listed public company in France, thereby incurring certain recurring costs.
Volatility in fuel prices impacts our fuel surcharge revenue and may impact our profitability.
We are subject to risks associated with the availability and price of fuel, all of which are subject to political, economic and market factors that are outside of our control.
Fuel expense constitutes one of the greatest costs to our LTL and full truckload carrier operations, as well as to the independent contractor drivers and third-party transportation providers who transport freight arranged by our other operations. Accordingly, we may be adversely affected by the timing and degree of fuel price fluctuations. As is customary in our industry, most of our customer contracts include fuel surcharge programs or other cost-recovery mechanisms to mitigate the effect of any fuel price increases over base amounts established in the contract. However, these mechanisms may not fully capture an increase in fuel price, as there is a lag between payment for fuel and collection of the surcharge revenue. Furthermore, market pressures may limit our ability to assess fuel surcharges in the future. The extent to which we are able to recover increases in fuel costs may be impacted by the amount of empty or out-of-route truck miles or engine idling time.
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
Extreme or unusual weather conditions whether due to climate change or otherwise, can disrupt our operations, impact freight volumes, and increase our costs, all of which could have a material adverse effect on our business results.
Our business depends, in part, on predictable temperate weather patterns. Certain seasonal weather conditions and isolated weather events can disrupt our operations. We frequently incur costs related to snow and ice removal, towing and other maintenance activities during winter months. At least some of our operations are constantly at risk of extreme adverse weather conditions. Any unusual or prolonged adverse weather patterns in our areas of operations or markets, whether due to climate change or otherwise, can temporarily impact freight volumes and increase our costs.
Issues related to the intellectual property rights on which our business depends, whether related to our failure to enforce our own rights or infringement claims brought by others, could have a material adverse effect on our business, financial condition and results of operations.
We use both internally developed and purchased technologies in conducting our business. Whether internally developed or purchased, it is possible that users of these technologies could be claimed to infringe upon or violate the intellectual property rights of third parties. In the event that a claim is made against us by a third party for the infringement of intellectual property rights, a settlement or adverse judgment against us could result in increased costs to license the technology or a legal prohibition against our using the technology. Thus, our failure to obtain, maintain or enforce our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.
We rely on a combination of intellectual property rights, including patents, copyrights, trademarks, domain names, trade secrets, intellectual property licenses and other contractual rights, to protect our intellectual property and technology. Any of our owned or licensed intellectual property rights could be challenged, invalidated, circumvented, infringed or misappropriated; our trade secrets and other confidential information could be disclosed in an unauthorized manner to third parties; or we may fail to secure the rights to intellectual property developed by our employees, contractors and others. Efforts to enforce our intellectual property rights may be time-consuming and costly, distract management’s attention and our resources, and ultimately be unsuccessful. Moreover, should we fail to develop and properly manage future intellectual property, this could adversely affect our market positions and business opportunities.
We are subject to regulation, which could negatively impact our business.
Our operations are regulated and licensed by various governmental agencies in the U.S. and in foreign countries where we operate. These regulatory agencies have authority and oversight of domestic and international transportation services and related activities, licensure, motor carrier operations, safety and security and other matters. We must comply with various insurance and surety bond requirements to act in the capacities for which we are licensed. Our subsidiaries and independent contractors must also comply with applicable regulations and requirements of various agencies. Through our subsidiaries and operations, we hold various licenses required to carry out our domestic and international services. These licenses permit us to provide services as a motor carrier, property broker, indirect air carrier, OTI, NVOCC, freight forwarder, air freight forwarder, and ocean freight forwarder. In addition, we are subject to regulations and requirements promulgated by the DOT, FMCSA, DHS, CBP, TSA, FMC, IATA, Canada Border Services Agency and various other international, domestic, state and local agencies and port authorities.
Certain of our businesses engage in the transportation of hazardous materials, the movement, handling and accidental discharge of which are highly regulated. Our failure to maintain the required licenses, or to comply with applicable regulations, could have a material adverse impact on our business and results of operations. See the “Regulation” section under Item 1 for more information.
Future laws and regulations may be more stringent and may require changes to our operating practices that influence the demand for our services or require us to incur significant additional costs. We are unable to predict the impact that recently enacted and future regulations may have on our business. In particular, it is difficult to predict which, and in what form, FMCSA regulations may be modified or enforced, and what impact these regulations may have on motor carrier operations or on the aggregate number of trucks that provide hauling capacity to XPO. If higher costs are incurred by us as a result of future changes in regulations, or by the independent contractors or third-party transportation providers who pass increased costs on to us, this could adversely affect our results of operations to the extent we are unable to obtain a corresponding increase in price from our customers.
Changes in income tax regulations for U.S. and multinational companies may increase our tax liability.
The U.S. Congress, the Organization for Economic Co-operation and Development (“OECD”), the EU, and other government agencies in jurisdictions in which we and our affiliates do business have maintained a focus on the taxation of multinational companies. The OECD has recommended changes to numerous long-standing international tax principles through its base erosion and profit shifting (“BEPS”) project. These and other tax laws and related regulations changes, to the extent adopted, may increase tax uncertainty, result in higher compliance cost and adversely affect our provision for income taxes, results of operations and/or cash flow.
Failure to comply with trade compliance laws and regulations applicable to our operations may subject us to liability and result in mandatory or voluntary disclosures to government agencies of transactions or dealings involving sanctioned countries, entities or individuals.
As a result of our acquisition activities, we acquired companies with business operations outside the U.S., some of which were not previously subject to certain U.S. laws and regulations, including trade sanctions administered by the Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury. In the course of implementing our compliance processes with respect to the operations of these acquired companies, we have identified a number of transactions or dealings involving countries and entities that are subject to U.S. economic sanctions. As disclosed in our reports filed with the SEC, we filed initial voluntary disclosure of such matters with OFAC in August 2016. In August 2018, OFAC addressed these matters by responding with a cautionary letter to us. To our knowledge, OFAC is considering no further action in response to the voluntary disclosure filed by us in August 2016. We may, in the future, identify additional transactions or dealings involving sanctioned countries, entities or individuals. The transactions or dealings that we have identified to date, or other transactions or dealings that we may identify in the future, could result in negative consequences to us, including government investigations, penalties and reputational harm.

Our chairman and chief executive officer controls a large portion of our stock and has substantial control over us, which could limit other stockholders’ ability to influence the outcome of key transactions, including changes of control.
Under applicable SEC rules, our chairman and chief executive officer, Mr. Bradley S. Jacobs, beneficially owns approximately 18% of our outstanding common stock as of December 31, 2019. This concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with concentrated stockholders. Our preferred stock votes together with our common stock on an “as-converted” basis on all matters, except as otherwise required by law, and separately as a class with respect to certain matters implicating the rights of holders of shares of the preferred stock. Accordingly, Mr. Jacobs can exert substantial influence over our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders. Additionally, significant fluctuations in the levels of ownership of our largest stockholders, including shares beneficially owned by Mr. Jacobs, could impact the volume of trading, liquidity and market price of our common stock.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
As of December 31, 2019, we operated approximately 1,504 locations, primarily in North America and Europe, including approximately 321 locations owned or leased by our customers. These facilities are located in all 48 contiguous U.S. states, as well as globally.

Segment (Location)	Leased Facilities	Owned Facilities	Customer Facilities (3)	Total
Transportation (North America) (1)	386	130	9	525
Transportation (Europe)	173	22	—	195
Transportation (Other) (2)	8	—	—	8
Logistics (North America)	190	1	128	319
Logistics (Europe)	205	7	169	381
Logistics (Other) (2)	49	—	15	64
Corporate	12	—	—	12
Total	1,023	160	321	1,504

(1)	Of our owned facilities, 126 were freight service centers for our LTL business throughout the U.S.

(2)	Locations not in North America or Europe; primarily in Asia.

(3)	Locations owned or leased by customers.
We lease our current executive office located in Greenwich, Connecticut, as well as our national operations center in Charlotte, North Carolina, our shared-services center in Portland, Oregon and various office facilities in France, the U.K. and India to support our global executive and shared-services functions. We believe that our facilities are sufficient for our current needs.
ITEM 3.    LEGAL PROCEEDINGS
We are involved, and will continue to be involved, in numerous legal proceedings arising out of the conduct of our business. These proceedings may include claims for property damage or personal injury incurred in connection with the transportation of freight, claims regarding anti-competitive practices, and employment-related claims, including claims involving asserted breaches of employee restrictive covenants and tortious interference with contracts. These matters also include numerous purported class action, multi-plaintiff and individual lawsuits, and administrative proceedings that claim either that our owner-operators or contract carriers should be treated as employees, rather than independent contractors, or that some of our drivers were not paid for all compensable time or were not provided with required meal or rest breaks. These lawsuits and proceedings may seek substantial monetary damages (including claims for unpaid wages, overtime, failure to provide meal and rest periods, unreimbursed business expenses and other items), injunctive relief, or both. Additionally, we are subject to shareholder litigation regarding our public filings with the SEC. For additional information about these matters, please see Note 18—Commitments and Contingencies to our Consolidated Financial Statements.
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
As of February 5, 2020, there were approximately 135 record holders of our common stock. We have never paid, and have no immediate plans to pay, cash dividends on our common stock.
Stock Performance Graph
The graph below compares the cumulative five-year total return of holders of our common stock with the cumulative total returns, including reinvestment of any dividends, of the Russell MidCap index, the Dow Jones Transportation Average index and the S&P 400 MidCap index. SEC rules require that if an index is selected that is different from the index used in the immediately preceding fiscal year, the total return must be compared with both the newly selected index and the index used in the immediately preceding year. The graph in our 2018 Annual Report on Form 10-K included a comparison of our common stock with the Dow Jones Transportation Average index and the Russell MidCap index. However, we believe that the S&P 400 Midcap index, which includes XPO, is more appropriate than the Russell Midcap index, because the S&P 400 Midcap generally encompasses companies with market capitalizations that are more comparable to XPO. Consequently, we have included both the Russell MidCap and the S&P 400 Midcap indices in the graph. The graph tracks the performance of a $100 investment in our common stock and in each index from December 31, 2014 to December 31, 2019.

31

	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
XPO Logistics, Inc.	$100.00	$66.66	$105.58	$224.05	$139.53	$194.96
Russell Midcap	$100.00	$97.56	$111.02	$131.58	$119.66	$156.21
Dow Jones Transportation Average	$100.00	$83.24	$101.83	$121.19	$106.26	$128.39
S&P 400 Midcap	$100.00	$97.82	$118.11	$137.30	$122.08	$154.07
Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 6.    SELECTED FINANCIAL DATA
The following tables set forth our selected historical and quarterly consolidated financial data. During 2015, we acquired Con-way Inc. and Norbert Dentressangle, and have included the results of operations of the acquired businesses from the date of acquisition. Additionally, we divested our North American Truckload operation in the fourth quarter of 2016. As a result, our period to period results of operations vary depending on the dates and sizes of these acquisitions and divestitures. Accordingly, this selected financial data is not necessarily comparable or indicative of our future results. This financial data should be read together with our Consolidated Financial Statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other financial data appearing elsewhere in this Annual Report.

	As of or For the Years Ended December 31,
(In millions, except per share data)	2019	2018	2017	2016	2015
Operating Results:
Revenue	$16,648	$17,279	$15,381	$14,619	$7,623
Operating income (loss) (1)	821	704	582	464	(29)
Income (loss) before income taxes	569	566	261	107	(283)
Net income (loss) (2)	440	444	360	85	(192)
Net income (loss) attributable to common shareholders (3)	379	390	312	63	(246)
Per Share Data:
Basic earnings (loss) per share	$3.95	$3.17	$2.72	$0.57	$(2.65)
Diluted earnings (loss) per share	3.57	2.88	2.45	0.53	(2.65)
Financial Position:
Total assets (4)	$14,128	$12,270	$12,602	$11,698	$12,643
Long-term debt, less current portion	5,182	3,902	4,418	4,732	5,273
Preferred stock	41	41	41	42	42
Total equity	2,896	3,970	4,010	3,038	3,061

(1)
Operating income for 2017 and 2016 reflects the retrospective effects from the January 1, 2018 adoption of Accounting Standard Update (“ASU”) 2017-07, Compensation - Retirement Benefits (Topic 715): “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.”

(2)	Our net income for 2017 included a $173 million benefit related to the revaluation of our net deferred tax liabilities as a result of the Tax Cuts and Jobs Act (the “Tax Act”).

(3)
Net loss attributable to common shareholders for the year ended December 31, 2015 reflects beneficial conversion charges of $52 million on Series C Preferred Stock that were recorded as deemed distributions during the third quarter of 2015.

(4)	Total assets for 2019 reflects the January 1, 2019 adoption of ASU 2016-02, Leases (Topic 842).

Our unaudited results of operations for each of the quarters in the years ended December 31, 2019 and 2018 are summarized below:

(In millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (2) (3)
2019
Revenue	$4,120	$4,238	$4,154	$4,136
Operating income	132	258	229	202
Net income	52	145	136	107
Net income attributable to common shareholders (1)	43	122	117	96
Basic earnings per share (1)	0.40	1.32	1.27	1.04
Diluted earnings per share (1)	0.37	1.19	1.14	0.93
2018
Revenue	$4,192	$4,363	$4,335	$4,389
Operating income	141	228	209	126
Net income	79	159	115	91
Net income attributable to common shareholders (1)	67	138	101	84
Basic earnings per share (1)	0.56	1.14	0.81	0.67
Diluted earnings per share (1)	0.50	1.03	0.74	0.62

(1)
The sum of the quarterly Net income attributable to common shareholders and earnings per share may not equal annual amounts due to differences in the weighted-average number of shares outstanding during the respective periods and the impact of the two-class method of calculating earnings per share.

(2)	The fourth quarter of 2019 included a restructuring charge of $21 million and gains on sales of property and equipment of $37 million.

(3)	The fourth quarter of 2018 included a litigation charge of $26 million, a gain on the sale of an equity investment of $24 million and a restructuring charge of $19 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
XPO Logistics is a top ten global provider of cutting-edge supply chain solutions to the most successful companies in the world. We are organized as two reportable segments: Transportation and Logistics. Our Transportation segment facilitates the movement of raw materials, parts and finished goods. We accomplish this by using our proprietary technology, third-party independent carriers and our transportation assets and service centers. Our transportation services include truck brokerage, expedite, intermodal, drayage, last mile, less-than-truckload (“LTL”), full truckload, global forwarding and managed transportation.
In our Logistics segment, which we also refer to as supply chain or contract logistics, we provide a wide range of services differentiated by our proprietary technology and our ability to customize solutions for customers. Our services include value-added warehousing, distribution and inventory management, omnichannel and e-commerce fulfillment, reverse logistics, cold chain solutions, packaging and labeling, factory support, aftermarket support and order personalization services. In addition, our Logistics segment provides highly engineered, customized solutions and supply chain optimization services, including advanced automation and predictive volume flow management.
This discussion focuses on our fiscal 2019 results, compared with fiscal 2018 results. The discussion of our fiscal 2018 results, compared with fiscal 2017 results, can be found in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2018 Annual Report on Form 10-K.
Potential Strategic Alternatives
In January 2020, we announced that XPO has commenced a review of strategic alternatives, including the possible sale or spin-off of one or more of our business units, in order to maximize shareholder value. A timetable has not been set for the completion of the review process and we have not determined which, if any, business units would be sold or spun off. However, we do not intend to sell or spin off our North American less-than-truckload unit.
Consolidated Summary Financial Table

	For the Years Ended December 31,		Percent of Revenue
(Dollars in millions)	2019	2018	2019	2018
Revenue	$16,648	$17,279	100.0%	100.0%
Cost of transportation and services	8,303	9,013	49.9%	52.2%
Direct operating expense	5,679	5,725	34.1%	33.1%
SG&A expense	1,845	1,837	11.1%	10.6%
Operating income	821	704	4.9%	4.1%
Other expense (income)	(54)	(109)	(0.3)%	(0.6)%
Foreign currency loss	9	3	0.1%	—%
Debt extinguishment loss	5	27	—%	0.2%
Interest expense	292	217	1.8%	1.3%
Income before income tax provision	569	566	3.4%	3.3%
Income tax provision	129	122	0.8%	0.7%
Net income	$440	$444	2.6%	2.6%
Our consolidated revenue for 2019 decreased by (3.7)% to $16.6 billion, from $17.3 billion in 2018. The decrease was primarily impacted by a reduction in business from our largest customer, resulting in approximately $570 million less revenue in 2019, primarily in the Transportation segment. Foreign currency movement reduced revenue by approximately 2.0 percentage points in 2019.
Cost of transportation and services includes the cost of providing or procuring freight transportation for XPO customers and salaries paid to employee drivers in our truckload and LTL businesses.

Cost of transportation and services in 2019 was $8,303 million, or 49.9% of revenue, compared with $9,013 million, or 52.2% of revenue in 2018. The year-over-year improvement as a percentage of revenue was primarily driven by: (i) higher mix of contract logistics revenue; (ii) lower third-party transportation costs in freight brokerage and last mile largely due to reduction in business from our largest customer; and (iii) lower fuel costs.
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
Direct operating expense in 2019 was $5,679 million, or 34.1% of revenue, compared with $5,725 million, or 33.1% of revenue, in 2018. The year-over-year increase as a percentage of revenue primarily was driven by higher personnel costs to support growth in our North American contract logistics, partially offset by lower temporary labor, and higher depreciation expense in our logistics segment. Additionally, 2019 and 2018 included $110 million and $6 million, respectively, from gains on the sale of property and equipment.
Sales, general and administrative expense (“SG&A”) primarily consists of salary and benefit costs for executive and certain administration functions, depreciation and amortization expense, professional fees, facility costs, bad debt expense and legal costs.
SG&A was $1,845 million in 2019, or 11.1% of revenue, compared with $1,837 million, or 10.6% of revenue, in 2018. The year-over-year increase in SG&A as a percentage of revenue was primarily related to higher payroll expense, including higher restructuring-related expenses, and higher insurance and depreciation expenses, partially offset by lower aggregate bonus and share-based compensation expenses, and lower discretionary spending, including professional and consulting fees. Additionally, 2018 reflected litigation costs of $26 million for independent contractor matters.
Other income for 2019 was $54 million of income, compared with $109 million of income in 2018. The year-over-year decrease reflects lower net periodic pension income of $18 million in 2019. Additionally, 2018 included a gain of $24 million related to the sale of an equity investment in a private company and a gain of $9 million related to a terminated swap.
Foreign currency loss was $9 million in 2019, compared with $3 million in 2018. Foreign currency loss in 2019 primarily reflected unrealized losses on foreign currency option and forward contracts. Foreign currency loss in 2018 primarily reflects realized losses on foreign currency option and forward contracts, as well as foreign currency transaction and remeasurement losses, almost entirely offset by unrealized gains on foreign currency option and forward contracts. For additional information on our foreign currency option and forward contracts, see Note 11—Derivative Instruments to our Consolidated Financial Statements.
Debt extinguishment losses were $5 million and $27 million in 2019 and 2018, respectively. Debt extinguishment losses in 2019 related to the write-off of debt issuance costs for the unsecured credit facility (“Unsecured Credit Facility”) that was repaid in 2019. Debt extinguishment losses in 2018 includes $17 million for the partial redemption of our 6.50% senior notes due 2022 (“Senior Notes due 2022”) and $10 million for the refinancing of our senior secured term loan credit agreement, as amended (the “Term Loan Facility”). See Liquidity and Capital Resources below for further information.
Interest expense for 2019 increased 34.6% to $292 million, from $217 million in 2018. The increase in interest expense was primarily related to higher average total indebtedness to fund share purchases.
Our consolidated income before income taxes in 2019 was $569 million, compared with $566 million in 2018. The increase primarily was driven by higher operating income in our Transportation and Logistics segments, as discussed below, and lower debt extinguishment losses and lower litigation costs, partially offset by higher interest expense, lower pension income and the gain on sale of an equity investment in 2018. With respect to our U.S. operations, income before taxes increased by $60 million in 2019, compared with the prior year, primarily reflecting a $96 million increase in operating income, primarily due to gains on sale of property and equipment and cost savings initiatives, higher interest income on intercompany loans, $23 million in lower foreign currency losses, and $22 million lower debt extinguishment losses, partially offset by $74 million higher interest expense and a gain of

$24 million from the sale of an equity investment in 2018. With respect to our non-U.S. operations, income before taxes decreased by $57 million, reflecting higher other expense of $41 million, due in part to interest on intercompany loans, lower foreign currency gain of $29 million, and lower pension income of $10 million, partially offset by higher operating income of $21 million. The foreign currency gain realized by our non-U.S. operations in 2019 was partially offset by the foreign currency loss in our U.S. operations due to hedging strategies, and to naturally offsetting positions of intercompany loans between the entities.
Our effective income tax rates in 2019 and 2018 were 22.6% and 21.6%, respectively. Our 2019 effective tax rate was primarily impacted by $8 million of tax benefit from foreign currency losses recognized and $5 million of tax benefit from changes in reserves for uncertain tax positions, including favorable resolution of certain income tax audits. Our 2018 effective tax rate was primarily impacted by $26 million of excess tax benefit from stock-based compensation and a $4 million benefit associated with the deduction of foreign taxes paid in prior years.
Restructuring Charges
We engage in restructuring actions as part of our ongoing efforts to best utilize our resources and infrastructure. Our results for 2019 reflect restructuring charges of $49 million, of which $2 million was recorded in Cost of transportation and services, $1 million in Direct operating expense and $46 million in SG&A in our Consolidated Statements of Income. A portion of our 2019 restructuring charge related to actions as a result of our largest customer downsizing its business with us. Our results for 2018 reflect restructuring charges of $21 million, of which $1 million was recorded in Direct operating expense and $20 million in SG&A in our Consolidated Statements of Income. For more information, see Note 6—Restructuring Charges to our Consolidated Financial Statements. Upon successful completion of these restructuring initiatives in 2020, we expect to achieve annualized pre-tax savings of approximately $94 million.
Fourth Quarter Items
Key fourth quarter items include:

	For the Quarters Ended December 31,
(In millions)	2019	2018
Restructuring charges	$21	$19
Gains on sales of property and equipment	(37)	(6)
Litigation costs for independent contractor matters	—	26
Gain on sale of equity investment	—	(24)
Additionally, the aggregate bonus and share-based compensation expenses were modestly higher in the fourth quarter of 2019 compared to the fourth quarter of 2018. The majority of the restructuring charges and all of the share-based compensation expense and litigation costs have been reflected in SG&A on our Consolidated Statements of Income. Gains on sales of property and equipment are reflected in Direct operating expense. Bonus expense is substantially included in Direct operating expense and SG&A. Gain on sale of equity investment is included in Other expense (income).

Transportation Segment
Summary Financial Table

	For the Years Ended December 31,		Percent of Transportation Revenue
(In millions)	2019	2018	2019	2018
Revenue	$10,687	$11,343	100.0%	100.0%
Operating income	752	646	7.0%	5.7%
Total depreciation and amortization	447	461	N/A	N/A
Revenue in our Transportation segment decreased 5.8% to $10.7 billion in 2019, compared with $11.3 billion in 2018. Revenue was primarily impacted by a reduction in business from our largest customer of approximately $510 million. This revenue loss was largely related to our freight brokerage and direct postal injection businesses, the latter of which ceased operations in the first quarter of 2019. Additionally, revenue in 2019 reflected lower truckload rates in freight brokerage, partially offset by growth in our managed transportation business. Foreign currency movement reduced revenue by approximately 1.5 percentage points in 2019.
Operating income in our Transportation segment increased to $752 million, or 7.0% of revenue, in 2019, compared with $646 million, or 5.7% of revenue, in 2018. The improvement primarily reflected higher gains on sales of property and equipment of $97 million and higher net revenue, partially offset by higher personnel costs in SG&A. Of the gains on sales of property and equipment, $87 million was in our LTL business, with a portion of the gain related to the sale and partial leaseback of our shared service facility in Portland, Oregon. Additionally, 2018 reflected litigation costs of $26 million for independent contractor matters. Depreciation and amortization expense in 2019 included $6 million related to the impairment of customer relationship intangibles associated with exiting the direct postal injection business. Net revenue is defined as Revenue less Cost of transportation and services.
Logistics Segment
Summary Financial Table

	For the Years Ended December 31,		Percent of Logistics Revenue
(In millions)	2019	2018	2019	2018
Revenue	$6,093	$6,065	100.0%	100.0%
Operating income	241	216	3.9%	3.5%
Total depreciation and amortization	277	244	N/A	N/A
Revenue in our Logistics segment increased by 0.5% to $6.09 billion in 2019, compared with $6.07 billion in 2018. The increase in revenue compared to 2018 was primarily driven by growth of our North American contract logistics business, partially offset by a reduction in business from our largest customer and a decline in contract logistics revenue in Europe, primarily due to foreign currency movement. The impact to our North American contract logistics’ revenue from the reduction in business by our largest customer was approximately $60 million less revenue in 2019. The growth of our North American contract logistics business was led by our food and beverage, consumer packaged goods and aerospace sectors, and by e-commerce in Europe. Foreign currency movement reduced revenue growth by approximately 3.0 percentage points in 2019. Logistics segment revenue for 2019 was negatively impacted by approximately 4 percentage points from the combined impact of foreign exchange movement and the reduction in business from our largest customer.
Operating income in our Logistics segment increased in 2019 to $241 million, or 3.9% of revenue, compared with $216 million, or 3.5% of revenue, in 2018. The increase was primarily driven by higher revenue and lower costs of transportation and services and temporary labor costs, partially offset by new contract startups that required more personnel costs. The lower costs of transportation and services and temporary labor costs reflect a reduction in business from our largest customer. Depreciation and amortization expense increased year-over-year due to the impact of prior capital investments and new contract startups.

Liquidity and Capital Resources
Our principal existing sources of cash are: (i) cash generated from operations, (ii) borrowings available under our Second Amended and Restated Revolving Loan Credit Agreement, as amended (the “ABL Facility”) and (iii) proceeds from the issuance of other debt. As of December 31, 2019, we have $713 million available to draw under the ABL Facility, based on a borrowing base of $927 million, as well as outstanding letters of credit of $214 million.

	December 31,
(In millions)	2019	2018
Cash and cash equivalents	$377	$502
Working capital	84	375
The decrease in working capital of $291 million during 2019 was primarily due to recognition of short-term operating leases under the lease accounting standard adopted in 2019 and lower cash and cash equivalents, partially offset by the repayment of our unsecured credit facility in 2019.
We continually evaluate our liquidity requirements in light of our operating needs, growth initiatives and capital resources. We believe that our existing liquidity and sources of capital are sufficient to support our operations over the next 12 months.
Trade Receivables Securitization and Factoring Programs
We use trade receivables securitization and factoring programs to help manage our cash flows and offset the impact of extended payment terms for some of our customers.
In July 2019, XPO Logistics Europe SA (“XPO Logistics Europe”), one of our majority-owned subsidiaries, entered into a new, three-year trade receivables securitization program co-arranged by Crédit Agricole, BNP Paribas and HSBC (the “Purchasers”) and terminated its prior program. Under the new program, a wholly-owned bankruptcy remote special purpose entity of XPO Logistics Europe sells trade receivables that originate with wholly-owned subsidiaries of XPO Logistics Europe in the United Kingdom and France. The special purpose entity is a variable interest entity and is consolidated by XPO Logistics Europe based on its control of the entity’s activities. Our subsidiary sells these trade receivables to unaffiliated entities managed by the Purchasers. Under the terminated prior program, the receivables were originally funded by senior variable funding notes in the same currency as the corresponding receivables. The receivables balance under the terminated program were originally reported as Accounts receivable on our Consolidated Balance Sheets and the related notes were included in our Long-term debt. See Note 12—Debt to our Consolidated Financial Statements for additional information related to our receivables securitization secured borrowing program. In connection with the termination of the prior program, XPO Logistics Europe paid off all of the notes which had been included in our debt balances. The new three year program has lower financing costs and provides us with better liquidity through a higher advance rate.
We account for transfers under our factoring arrangements as sales because we sell full title and ownership in the underlying receivables and control of the receivables is considered transferred. We account for transfers under our securitization programs as either sales or secured borrowings based on an evaluation of whether control has transferred. In instances where we do not meet the criteria for surrender of control, the transaction was accounted for as a secured borrowing. For these transactions, the receivables remained on our Consolidated Balance Sheets and the notes were reflected within debt. For transfers in the securitization programs where we have surrendered control of the receivables, the transactions are accounted for as sales and the receivables are derecognized from our Consolidated Balance Sheets at the date of transfer. In the securitization and factoring arrangements, any of our continuing involvement is limited to servicing the receivables. The fair value of any servicing assets and liabilities is immaterial.
Under the terminated securitization program, if transfers were accounted for as sales, the consideration received included a simultaneous cash payment and a deferred purchase price receivable. The deferred purchase price receivable was not a trade receivable and was recorded based on its fair value and reported within Other current assets on our Consolidated Balance Sheets. The cash payment which we received on the date of the transfer was reflected within Net cash provided by operating activities. As we received cash payments on the deferred purchase price receivable, it was reflected as an investing activity. As of December 31, 2018, the balance of deferred purchase price receivable reflected within Other current assets was $52 million. The new program does not include a deferred purchase price mechanism and all transfers of eligible receivables under the new program are accounted for as sales.
The maximum amount of net cash proceeds available at any one time under the new program is €400 million (approximately $448 million as of December 31, 2019). As of December 31, 2019, €65 million (approximately $73 million) was available to us based on the level of receivables sold and outstanding as of that date.
Under the new program, sales of receivables transfer control to the Purchaser and therefore are accounted for as a reduction in accounts receivable. We service the receivables we sell on behalf of the Purchasers, which gives us visibility into the timing of customer payments. The benefit to our cash flow includes the difference between the cash consideration in the table below and the amount we collected as a servicer on behalf of the Purchasers. In 2019 and 2018, we collected cash as servicer of $2.168 billion and $119 million, respectively.
Information related to the trade receivables sold was as follows:

	Years Ended December 31,
(In millions)	2019	2018	2017
Securitization programs (1)
Receivables sold in period	$2,231	$231	$—
Cash consideration	2,095	179	—
Deferred purchase price	135	52	—

Factoring programs
Receivables sold in period	858	663	119
Cash consideration	854	660	119

(1)
Receivable transfers under the securitization programs are accounted for as either sales or secured borrowings. In the prior program, a portion of the transfers were accounted for as secured borrowings while under the new program, all transfers are accounted for as sales. This change had the effect of increasing the amount of trade receivables we reported as sold in 2019.

In addition to the cash considerations referenced above, we received $186 million in the year ended December 31, 2019, for the realization of cash on the deferred purchase price receivable for our prior securitization program.
ABL Facility
In 2015, we entered into the ABL Facility that provided commitments of up to $1.0 billion with a maturity date of October 30, 2020. In April 2019, we amended the ABL Facility including: (i) increasing the commitments to $1.1 billion, (ii) extending the maturity date to April 30, 2024, subject to springing maturity if some of our senior notes reach specified levels set in the credit agreement and (iii) reducing the interest rate margin. We can issue up to $350 million of letters of credit and up to $50 million for swing line loans under the ABL Facility.
Term Loan Facility
In 2015, we entered into our Senior Secured Term Loan Credit Agreement (the “Term Loan Credit Agreement”) that provided for a single borrowing of $1.6 billion. The Term Loan Credit Agreement has been amended since its inception, including the execution of a new tranche of loans in 2019, reduction of interest rates and extension of maturity dates. Proceeds from the new tranche of loans were used for general corporate purposes, including funding purchases of our common stock as described in Note 14—Stockholders’ Equity. In 2018, we refinanced our term loans with substantially similar terms as the prior term loans, except with respect to the interest rate and maturity date, prepayment premiums and some other amendments to the restrictive covenants. Proceeds from the refinancing were used primarily to repay the prior term loans and to pay interest, fees and expenses in connection with this refinancing. We recorded a debt extinguishment loss of $10 million in 2018 due to this refinancing.
Senior Notes
In February 2019, we completed our private placement of $1.0 billion aggregate principal amount of senior notes (“Senior Notes due 2024”). We used the proceeds from the Senior Notes due 2024 to repay our outstanding obligation under the Unsecured Credit Facility described below and to finance a portion of our share repurchases described in Note 14—Stockholders’ Equity to our Consolidated Financial Statements.
In July 2018, we redeemed $400 million of the then $1.6 billion outstanding Senior Notes due 2022 that were originally issued in 2015. The redemption price for the Senior Notes due 2022 was 103.25% of the principal amount, plus accrued and unpaid interest. We paid for the redemption primarily with funds from the settlement of our forward sale agreements, described below. We recorded a debt extinguishment loss of $17 million in 2018 due to this redemption.
Unsecured Credit Facility
In December 2018, we entered into a $500 million Unsecured Credit Facility. As of December 31, 2018, we had borrowed $250 million. We borrowed an additional $250 million in January 2019. We used the proceeds of both borrowings to finance a portion of our share repurchases described in Note 14—Stockholders’ Equity to our Consolidated Financial Statements. In connection with the issuance of the Senior Notes due 2024 described above, we repaid our outstanding obligations under the Unsecured Credit Facility and terminated it in February 2019. We recorded a debt extinguishment loss of $5 million in 2019 in connection with this repayment.
Share Repurchases
In December 2018, our Board of Directors authorized the repurchase of up to $1 billion of our common stock (the “2018 Program”), which was completed in the first quarter of 2019. The share repurchases were funded by our Unsecured Credit Facility and our available cash.
In February 2019, our Board of Directors authorized additional repurchases of up to $1.5 billion of our common stock (the “2019 Program”). The 2019 authorization permits us to purchase shares in both the open market and in private transactions, with the timing and number of shares dependent on a variety of factors, including price, general business conditions, market conditions, alternative investment opportunities and funding considerations. We are not obligated to repurchase any specific number of shares and may suspend or discontinue the program at any time. The share purchases under the 2019 Program were funded by our available cash and proceeds from our new debt offerings.
Information regarding our shares repurchased, based on settlement date, were as follows:

	Years Ended December 31,
(In millions, except per share data)	2019		2018
	2019 Program	2018 Program	2018 Program
Shares purchased and retired	17	8	10
Aggregate value	$883	$464	$536
Average price per share	$50.70	$59.47	$53.46
Remaining authorization	$617	$—	$464
Equity Offering and Forward Sale Agreements
In July 2017, we completed a registered underwritten offering of 11 million shares of our common stock at a public offering price of $60.50 per share (the “Offering”). Of the 11 million shares of common stock, we offered five million shares directly and six million shares were offered in connection with forward sale agreements (the “Forward Sale Agreements”). The Offering closed in July 2017 and we received $290 million of proceeds ($288 million net of fees and expenses) from the sale of the five million shares. We used the net proceeds for general corporate purposes. In July 2018, we settled the forward sales in full by delivering six million shares of our common stock to the counterparties in the agreements and received $349 million of net cash proceeds. We used these net cash proceeds to repay our Senior Notes due 2022 as described above.

Loan Covenants and Compliance
As of December 31, 2019, we were in compliance with the covenants and other provisions of our debt agreements. Any failure to comply with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
Libor
Uncertainty related to the London Interbank Offered Rate (“LIBOR”) phase out at the end of 2021 may adversely impact the value of, and our obligations under, our ABL and term loan facilities. See the applicable discussion under Item 1A. Risk Factors.
Sources and Uses of Cash
Our cash flows from operating, investing and financing activities, as reflected on our Consolidated Statements of Cash Flows, are summarized as follows:

	Years Ended December 31,
(In millions)	2019	2018
Net cash provided by operating activities	$791	$1,102
Net cash used in investing activities	(161)	(400)
Net cash used in financing activities	(759)	(620)
Effect of exchange rates on cash, cash equivalents and restricted cash	2	(17)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(127)	$65
During 2019, we: (i) generated cash from operating activities of $791 million; (ii) generated proceeds from sales of property and equipment of $252 million; (iii) collected $186 million on the deferred purchase price receivable; and (iv) received proceeds of $1.8 billion on our debt. We used cash during this period primarily to: (i) purchase property and equipment of $601 million; (ii) repurchase common stock of $1.3 billion; (iii) make payments on debt and finance leases of $867 million; (iv) purchase noncontrolling interests of $258 million; and (v) pay debt issuance costs of $28 million.
During 2018, we: (i) generated cash from operating activities of $1,102 million; (ii) received proceeds of $349 million from our forward sale settlement; and (iii) generated proceeds from sales of property and equipment of $143 million. We used cash during this period principally to: (i) purchase property and equipment of $551 million; (ii) repurchase common stock of $536 million; (iii) make repurchases, net of proceeds, of $151 million on our debt; (iv) make payments on debt and finance leases of $119 million; (v) make payments, net of proceeds, of $100 million on our ABL Facility; and (vi) make payments for tax withholdings on restricted shares of $53 million.
Cash flows from operating activities for 2019 decreased by $311 million compared with 2018. The decrease reflects $14 million of lower cash generated from net income and $297 million of higher cash usage from operating assets and liabilities for 2019 compared with 2018. The changes in the balances of operating assets and liabilities in 2019 compared to 2018 resulted primarily from: (i) a higher cash usage related to accounts payable reflecting the timing of payments; (ii) $100 million of higher interest and tax payments in 2019; (iii) higher severance payments in 2019 under our approved restructuring programs; and (iv) a payment in 2019 of litigation costs for independent contractor matters.
Investing activities used $161 million of cash in 2019 compared with $400 million used in 2018. During 2019, we: (i) used $601 million of cash to purchase property and equipment; (ii) received $252 million from sales of property and equipment; and (iii) received proceeds of $186 million related to the realization of cash on the deferred purchase price receivable. During 2018, we used $551 million of cash to purchase property and equipment and received $143 million of cash from the sales of property and equipment.
Financing activities used $759 million of cash in 2019 compared with $620 million used in 2018. The primary uses of cash in 2019 were: (i) $1.3 billion used to purchase our common stock; (ii) $779 million used to repay borrowings under the Unsecured Credit Facility and the senior variable funding notes in connection with the termination of our prior trade securitization program; and (iii) $258 million used to purchase a shareholder’s noncontrolling interest in XPO Logistics Europe SA. The primary sources of cash from financing activities in 2019 was $1.7 billion of net proceeds from the issuance of debt as described above. By comparison, the primary uses of cash from financing activities in 2018 was $1,225 million repurchase of debt, $536 million repurchase of common stock and $119 million repayment of debt and finance leases. The main source of cash from financing activities in 2018 was $1,064 million of net proceeds from the issuance of debt and $349 million of proceeds from our forward sale settlement.
Defined Benefit Pension Plans
We sponsor both funded and unfunded defined benefit plans for some employees in the U.S. and internationally. The largest of these plans include the funded U.S. plan and the unfunded U.S. plan and the funded U.K. plan. Historically, we have realized income, rather than expense, from these plans. We generated aggregate income from our U.S. and U.K. plans of $54 million in 2019, $74 million in 2018 and $44 million in 2017. The plans have been generating income due to their funded status and because they do not allow for new plan participants or additional benefit accruals.
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
The discount rates used in determining the net periodic benefit costs and benefit obligations are as follows:

	U.S. Qualified Plans		U.S. Non-Qualified Plans		U.K. Plan
	2019	2018	2019	2018	2019	2018
Discount rate - net periodic benefit costs	4.08%	3.14% - 3.38%	3.65% - 3.95%	2.84% - 3.21%	2.56%	2.21%
Discount rate - benefit obligations	3.35%	4.18% - 4.39%	2.72% - 3.20%	3.93% - 4.28%	2.04%	2.85%
An increase or decrease of 25 basis points in the discount rate would decrease or increase our 2019 pre-tax pension income by $2 million each for the U.S. plans and U.K. plan, respectively.
Beginning in 2018, we started using a full yield curve approach to estimate the interest cost component of net periodic benefit cost by applying specific spot rates along the yield curve used to determine the benefit obligation to each of the underlying projected cash flows based on time until payment. Before 2018, we estimated the interest cost component by using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation. Our new approach provides a more precise measurement of interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates. The change did not impact the measurement of our U.S. and U.K. pension benefit obligation and has been accounted for as a change in accounting estimate and applied prospectively.
Rate of Return on Plan Assets
We estimate the expected return on plan assets using current market data as well as historical returns. The expected return on plan assets is based on estimates of long-term returns and considers the plans’ anticipated asset allocation over the course of the next year. The plan assets are managed using a long-term liability-driven investment strategy that seeks to mitigate the funded status volatility by increasing participation in fixed-income investments over time. This strategy was developed by analyzing a variety of diversified asset-class combinations in conjunction with the projected liabilities of the plans.

For the year ended December 31, 2019, our expected return on plan assets was $90 million for the U.S. plans and $58 million for the U.K. plan, compared to the actual return on plan assets of $353 million for the U.S. plans and $138 million for the U.K. plan. The actual annualized return on plan assets for the U.S. plans for 2019 was approximately 22%, which was above the expected return on asset assumption for the year due to positive performance in a strong long duration fixed income market environment, which represented over 81% of the portfolio, and positive performance from the domestic and international equity markets. The actual annualized return on plan assets for the U.K. plan for 2019 was approximately 11%, which was above the expected return on asset assumption for the year as a result of strong performances across equity and credit asset classes. An increase or decrease of 25 basis points in the expected return on plan assets would increase or decrease our 2019 pre-tax pension income by $4 million for the U.S. plans and $3 million for the U.K. plan.
Actuarial Gains and Losses
Changes in the discount rate and/or differences between the expected and actual rate of return on plan assets results in unrecognized actuarial gains or losses. For our defined benefit pension plans, accumulated unrecognized actuarial losses were $5 million for the U.S. plans and $54 million for the U.K. plan as of December 31, 2019. The portion of the unrecognized actuarial gain/loss that exceeds 10% of the greater of the projected benefit obligation or the fair value of plan assets at the beginning of the year is amortized and recognized as income/expense over the estimated average remaining life expectancy of plan participants. We do not expect to recognize any amortization of actuarial gain or loss in our net periodic benefit expense (income) for 2020.
Effect on Results
The effects of the defined benefit pension plans on our results consist primarily of the net effect of the interest cost on plan obligations for the U.S. plans and the U.K. plan, and the expected return on plan assets. We estimate that the defined benefit pension plans will contribute annual pre-tax income in 2020 of $48 million for the U.S. plans and $36 million for the U.K. plan.
Funding
In determining the amount and timing of pension contributions for the U.S. plans, we consider our cash position, the funded status as measured by the Pension Protection Act of 2006 and generally accepted accounting principles, and the tax deductibility of contributions, among other factors. We contributed $5 million to the U.S. plans in 2019 and 2018, respectively, and we estimate that we will contribute $5 million to the U.S. plans in 2020.
For the U.K. plan, the amount and timing of pension contributions are determined in accordance with U.K. pension codes and trustee negotiations. We contributed $2 million and $3 million to the U.K. plan in 2019 and 2018, respectively. We estimate that we will contribute $3 million to the U.K. plan in 2020.
For additional information, see Note 13—Employee Benefit Plans to our Consolidated Financial Statements.

Contractual Obligations
Our contractual obligations as of December 31, 2019 were:

	Payments Due by Period
(In millions)	Total	2020	2021-2022	2023-2024	Thereafter
Contractual obligations
Finance leases	$403	$71	$131	$119	$82
Operating leases (1)	2,665	553	908	542	662
Purchase commitments	92	50	37	4	1
Debt (excluding finance leases)	5,072	26	1,204	1,537	2,305
Interest on debt (2)	1,331	279	517	334	201
Total contractual cash obligations	$9,563	$979	$2,797	$2,536	$3,251

(1)
As of December 31, 2019, we had additional operating leases that have not yet commenced with future undiscounted lease payments of $176 million. These operating leases will commence in fiscal year 2020 through fiscal year 2035 with initial lease terms of 4 years to 15 years.

(2)	Estimated interest payments have been calculated based on the principal amount of debt and the applicable interest rates as of December 31, 2019.
As of December 31, 2019, our Consolidated Balance Sheet reflects a long-term liability of $495 million for deferred taxes. Additionally, our Consolidated Balance Sheet reflects gross unrecognized tax benefits of $24 million, which are primarily included in long-term liabilities. As the timing of future cash outflows for these liabilities is uncertain, they are excluded from the above table. Actual amounts of contractual cash obligations may differ from estimated amounts due to changes in foreign currency exchange rates. We anticipate net capital expenditures to be between $475 million and $525 million in 2020, funded by cash on hand and available liquidity.
Critical Accounting Policies
We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles. A summary of our significant accounting policies is contained in Note 2—Basis of Presentation and Significant Accounting Policies to our Consolidated Financial Statements. The methods, assumptions, and estimates that we use in applying our accounting policies may require us to apply judgments regarding matters that are inherently uncertain and may change based on changing circumstances or changes in our analysis. Material changes in these assumptions, estimates and/or judgments have the potential to materially alter our results of operations. We have identified below our accounting policies that we believe could potentially produce materially different results if we were to change underlying assumptions, estimates and/or judgments. Although actual results may differ from estimated results, we believe the estimates are reasonable and appropriate.
Evaluation of Goodwill
We measure goodwill as the excess of consideration transferred over the fair value of net assets acquired in business combinations. We allocate goodwill to our reporting units for the purpose of impairment testing. We evaluate goodwill for impairment annually, or more frequently if an event or circumstance indicates an impairment loss may have been incurred. We measure goodwill impairment, if any, at the amount a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. Our reporting units are our operating segments or one level below our operating segments for which discrete financial information is prepared and regularly reviewed by segment management. Application of the goodwill impairment test requires judgment, including the identification of reporting units, the assignment of assets and liabilities to reporting units, the assignment of goodwill to reporting units, and a determination of the fair value of each reporting unit.
For our 2019 goodwill assessment, we performed a quantitative analysis for all five of our reporting units using a combination of income and market approaches, with the assistance of a third-party valuation appraiser. As of August 31, 2019, we completed our annual impairment tests for goodwill with all of our reporting units having fair values in excess of their carrying values.

Accounting guidance allows entities to perform a qualitative assessment (a “step-zero” test) before performing a quantitative analysis. If an entity determines that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the entity does not need to perform a quantitative analysis for that reporting unit. The qualitative assessment includes review of macroeconomic conditions, industry and market considerations, internal cost factors, and overall financial performance, among other factors.
For our 2018 goodwill assessment, we performed a step-zero qualitative analysis for all of our reporting units. Based on the qualitative assessments performed, we concluded that it is not more-likely-than-not that the fair value of our reporting units was less than their carrying amounts, and therefore, further quantitative analysis was not performed.
For the years ended December 31, 2019 and 2018, we did not recognize any goodwill impairment.
The income approach of determining fair value is based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The discount rates reflect management’s judgment and are based on a risk adjusted weighted-average cost of capital utilizing industry market data of businesses similar to the reporting units. Inherent in our preparation of cash flow projections are assumptions and estimates derived from a review of our operating results, business plans, expected growth rates, cost of capital and tax rates. Our forecasts also reflect expectations concerning future economic conditions, interest rates and other market data. The market approach of determining fair value is based on comparable market multiples for companies engaged in similar businesses, as well as recent transactions within our industry. We believe this approach, which utilizes multiple valuation techniques, yields the most appropriate evidence of fair value.
Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates may change in future periods. Changes in assumptions or estimates could materially affect the estimate of the fair value of a reporting unit, and therefore could affect the likelihood and amount of potential impairment.
Self-Insurance Accruals
We use a combination of self-insurance programs and large-deductible purchased insurance to provide for the costs of medical, casualty, liability, vehicular, cargo and workers’ compensation claims. We periodically evaluate our level of insurance coverage and adjust our insurance levels based on risk tolerance and premium expense. Liabilities for the risks we retain, including estimates of claims incurred but not reported, are not discounted and are estimated, in part, by considering historical cost experience, demographic and severity factors, and judgments about current and expected levels of cost per claim and retention levels. Additionally, claims may emerge in future years for events that occurred in a prior year at a rate that differs from previous actuarial projections. We believe the actuarial methods are appropriate for measuring these self-insurance accruals. However, based on the number of claims and the length of time from incurrence of the claims to ultimate settlement, the use of any estimation method is sensitive to the assumptions and factors described above. Accordingly, changes in these assumptions and factors can affect the estimated liability and those amounts may be different than the actual costs paid to settle the claims.
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
Deferred income tax assets represent amounts available to reduce income taxes payable in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating losses and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing all available evidence, including the reversal of deferred tax liabilities, carrybacks available, and historical and projected pre-tax profits generated by operations. Valuation allowances are established when, in management’s judgment, it is more-likely-than-not that its deferred tax assets will not be realized. In assessing the need for a valuation allowance, management weighs the available positive and negative evidence, including limitations on the use of tax losses and other carryforwards due to changes in ownership, historic information, and projections of future sources of taxable income that include and exclude future reversals of taxable temporary differences.

New Accounting Standards
Information related to new accounting standards is included in Note 2—Basis of Presentation and Significant Accounting Policies and Note 8—Leases to our Consolidated Financial Statements in this Annual Report on Form 10-K.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in such forward-looking statements. We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and commodity price risk.
Interest Rate Risk
We have exposure to changes in interest rates on our debt, as follows:
Term Loan Facility. As of December 31, 2019, we had an aggregate principal amount outstanding of $2,003 million on our Term Loan Facility. The interest rate fluctuates based on the LIBOR or a Base Rate, as defined in the agreement, plus an applicable margin. Assuming an average annual aggregate principal amount outstanding of $2,003 million, a hypothetical 1% increase in the interest rate would have increased our annual interest expense by $20 million. Additionally, we utilize short-term interest rate swaps to mitigate variability in forecasted interest payments on our Term Loan Facility. The interest rate swaps convert floating-rate interest payments into fixed rate interest payments.
ABL Facility. The interest rates on our ABL Facility fluctuate based on LIBOR or a Base Rate, as defined in the agreement, plus an applicable margin. Assuming our $1.1 billion ABL Facility was fully drawn throughout 2019, a hypothetical 1% change in the interest rate would have increased our annual interest expense by $11 million.
Asset Financing. As of December 31, 2019, we had outstanding $11 million aggregate principal amount of asset financing. Most of our Asset Financing arrangements have floating interest rates that subject us to risk resulting from changes in short-term (primarily Euribor) interest rates. Assuming an average annual aggregate principal amount outstanding of $11 million, a hypothetical 1% increase in the interest rate would increase our annual interest expense by less than $1 million.
Fixed Rate Debt. As of December 31, 2019, we had an aggregate of $3.1 billion of indebtedness (excluding finance leases) that bears interest at fixed rates. A 1% decrease in market interest rates as of December 31, 2019 would increase the fair value of our fixed-rate indebtedness by approximately 4%. For additional information concerning our debt, see Note 12—Debt to our Consolidated Financial Statements.
Foreign Currency Exchange Risk
A significant proportion of our net assets and income are in non-U.S. dollar (“USD”) currencies, primarily the euro (“EUR”) and British pound sterling (“GBP”). We are exposed to currency risk from potential changes in functional currency values of our foreign currency denominated assets, liabilities and cash flows. Consequently, a depreciation of the EUR or the GBP relative to the USD could have an adverse impact on our financial results.
In connection with the issuances of the senior notes due 2023 and the Senior Notes due 2022, we entered into cross-currency swap agreements to partially manage the related foreign currency exchange risk by effectively converting a portion of the fixed-rate USD-denominated notes, including the interest payments, to fixed-rate, EUR-denominated debt. The risk management objective is to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies.
We use foreign currency option contracts to mitigate the risk of a reduction in the value of earnings from our operations that use the EUR or GBP as their functional currency.
As of December 31, 2019, a uniform 10% strengthening in the value of the USD relative to the EUR would have resulted in a decrease in net assets of $32 million. As of December 31, 2019, a uniform 10% strengthening in the value of the USD relative to the GBP would have resulted in a decrease in net assets of $53 million. These theoretical calculations assume that an instantaneous, parallel shift in exchange rates occurs, which is not consistent with our actual experience in foreign currency transactions. Fluctuations in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ services become more or less attractive. The sensitivity analysis of the impact of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.
Commodity Price Risk
We are exposed to price fluctuations for diesel fuel purchased for use in our vehicles. During the year ended December 31, 2019, diesel prices fluctuated by as much as 14% in France, 11% in the United Kingdom, and 7% in the United States. However, we include price adjustment clauses or cost-recovery mechanisms in many of our customer contracts in the event of a change in the cost to purchase fuel. The clauses mean that substantially all fluctuations in the purchase price of diesel, except for short-term economic fluctuations, can be passed on to customers in the sales price. Therefore, a hypothetical 10% change in the price of diesel would not be expected to materially affect our financial performance over the long term.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
XPO Logistics, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of XPO Logistics, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in Notes 2 and 8 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standard Update (ASU) No. 2016-02, Leases and its related amendments (Topic 842).
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Assessment of the estimated liabilities for self-insured claims
As discussed in Note 2 to the consolidated financial statements, the Company uses a combination of self-insurance programs and large-deductible purchased insurance to provide for the costs of liability, vehicular, and workers’ compensation claims (“self-insured claims”). The Company records estimates of the undiscounted liability associated with claims incurred as of the balance sheet date, including estimates of claims incurred but not reported. These liabilities are recorded within accrued liabilities and other long-term liabilities as of December 31, 2019.
We identified the assessment of the estimated liabilities for self-insured claims as a critical audit matter. The evaluation of the uncertainty in the amounts that will ultimately be paid to settle these claims required significant auditor judgment. Factors that may affect the estimated liability of claims include the consideration of historical cost experience, severity factors, and judgments about current and expected levels of cost per claims and retention levels. Additionally, the Company’s liabilities included estimates for expenses of claims that have been incurred but have not been reported, and specialized skills were needed to evaluate the actuarial methods and models used to assess these estimates.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s self-insurance process including controls over the assumptions used in estimating the liability. In addition, we compared the Company’s estimates of liabilities for self-insured claims to current available information which include legal claims, incident and case reports, current and historical cost experience, or other evidence. We involved an actuarial professional with specialized skills and knowledge, who assisted in:

•	Comparing the Company’s actuarial reserving methodologies with generally accepted actuarial standards;

•	Evaluating assumptions used in determining the liability, including expected level of cost per claim and retention levels, in relation to recent historical loss payment trends;

•	Developing an independent expected range of reserves, including reserves for claims that have been incurred but have not been recorded, based on actuarial methodologies in order to evaluate the Company’s estimated liabilities; and

•	Comparing the Company’s recorded liability to an independently developed liability range.
Assessment of the carrying value of goodwill
As discussed in notes 2 and 9 to the consolidated financial statements, the goodwill balance as of December 31, 2019 was $4,450 million. The Company performs goodwill impairment testing annually, or more frequently if events or circumstances indicate the carrying value of a reporting unit that includes goodwill might exceed the fair value of that reporting unit. The Company uses a combination of an income approach and a market based approach in assessing the carrying value of its goodwill. The income approach is based on the present value of estimated future cash flows, discounted at a risk-adjusted rate to estimate the fair value of the reporting units. The market approach is based on comparable market multiples for public companies engaged in similar business, as well as recent transactions within the industry and related data.
We identified the assessment of the carrying value of goodwill for each of the Company’s reporting units as a critical audit matter. Assessment of certain assumptions utilized to estimate fair value under the income approach, including long-term future growth rates and the risk adjusted discount rate, required significant auditor judgment. Additionally, assessment of the guideline public companies and transactions within the industry used to estimate fair value under the market approach required significant auditor judgment. Changes to these assumptions can have a significant effect on the Company’s assessment of the carrying value of the goodwill.
The primary procedures performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s goodwill impairment assessment process, including controls related to the determination of the fair value of the reporting unit, the estimate of long-term future growth rates, the assumptions used to develop the risk-adjusted discount rate, and the determination of the guideline public companies and transactions within the industry. Performed sensitivity analyses over the fair value model and long-term future growth rates to assess their impact on the Company’s determination of the fair value of each reporting unit. Compared the Company’s historical growth rate forecast to actual results to assess the Company’s ability to accurately forecast. Involved a valuation professional with specialized skill and knowledge who assisted in:

•	Comparing the valuation methodologies used by the Company to valuation standards;

•	Comparing the Company’s risk adjusted discount rate to a risk adjusted discount rate range that was independently developed using publicly available third-party market data for comparable entities;

•	Comparing the long-term growth rate to industry data, economic growth data, and long-term growth rates utilized in prior years’ valuation analyses by the Company; and

•
Evaluating the guideline public companies and transactions utilized by the Company by reading the Capital IQ business descriptions, examining financial metrics of the comparable public companies and transactions within the industry, and considering market participant guidance and perspective.

/s/ KPMG LLP
We have served as the Company’s auditor since 2011.
Stamford, Connecticut

February 10, 2020

XPO Logistics, Inc.
Consolidated Balance Sheets

	December 31,
(In millions, except per share data)	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$377	$502
Accounts receivable, net of allowances of $58 and $52, respectively	2,500	2,596
Other current assets	465	590
Total current assets	3,342	3,688
Property and equipment, net of $2,054 and $1,585 in accumulated depreciation, respectively	2,704	2,605
Operating lease assets	2,245	—
Goodwill	4,450	4,467
Identifiable intangible assets, net of $850 and $706 in accumulated amortization, respectively	1,092	1,253
Other long-term assets	295	257
Total long-term assets	10,786	8,582
Total assets	$14,128	$12,270
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,157	$1,258
Accrued expenses	1,414	1,480
Short-term borrowings and current maturities of long-term debt	84	367
Short-term operating lease liabilities	468	—
Other current liabilities	135	208
Total current liabilities	3,258	3,313
Long-term debt	5,182	3,902
Deferred tax liability	495	444
Employee benefit obligations	157	153
Long-term operating lease liabilities	1,776	—
Other long-term liabilities	364	488
Total long-term liabilities	7,974	4,987
Stockholders’ equity:
Convertible perpetual preferred stock, $0.001 par value; 10 shares authorized; 0.07 of Series A shares issued and outstanding as of December 31, 2019 and 2018, respectively	41	41
Common stock, $0.001 par value; 300 shares authorized; 92 and 116 shares issued and outstanding as of December 31, 2019 and 2018, respectively	—	—
Additional paid-in capital	2,061	3,311
Retained earnings	786	377
Accumulated other comprehensive loss	(145)	(154)
Total stockholders’ equity before noncontrolling interests	2,743	3,575
Noncontrolling interests	153	395
Total equity	2,896	3,970
Total liabilities and equity	$14,128	$12,270
See accompanying notes to consolidated financial statements.

XPO Logistics, Inc.
Consolidated Statements of Income

	Years Ended December 31,
(In millions, except per share data)	2019	2018	2017
Revenue	$16,648	$17,279	$15,381
Operating expenses
Cost of transportation and services	8,303	9,013	8,132
Direct operating expense	5,679	5,725	5,006
Sales, general and administrative expense	1,845	1,837	1,661
Total operating expenses	15,827	16,575	14,799
Operating income	821	704	582
Other expense (income)	(54)	(109)	(57)
Foreign currency loss	9	3	58
Debt extinguishment loss	5	27	36
Interest expense	292	217	284
Income before income tax provision (benefit)	569	566	261
Income tax provision (benefit)	129	122	(99)
Net income	440	444	360
Net income attributable to noncontrolling interests	(21)	(22)	(20)
Net income attributable to XPO	$419	$422	$340

Earnings per share data (Note 17):
Net income attributable to common shareholders	$379	$390	$312

Basic earnings per share	$3.95	$3.17	$2.72
Diluted earnings per share	$3.57	$2.88	$2.45

Weighted-average common shares outstanding
Basic weighted-average common shares outstanding	96	123	115
Diluted weighted-average common shares outstanding	106	135	128
See accompanying notes to consolidated financial statements.

XPO Logistics, Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(In millions)	2019	2018	2017
Net income	$440	$444	$360

Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss), net of tax effect of $(7), $(6) and $47	$23	$(100)	$180
Unrealized gain (loss) on financial assets/liabilities designated as hedging instruments, net of tax effect of $(1) in all periods	4	(6)	5
Defined benefit plans adjustment, net of tax effect of $1, $23 and $(29)	(19)	(91)	90
Other comprehensive income (loss)	8	(197)	275
Comprehensive income	$448	$247	$635
Less: Comprehensive income (loss) attributable to noncontrolling interests	20	(5)	72
Comprehensive income attributable to XPO	$428	$252	$563

See accompanying notes to consolidated financial statements.

XPO Logistics, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(In millions)	2019	2018	2017
Operating activities
Net income	$440	$444	$360
Adjustments to reconcile net income to net cash from operating activities
Depreciation, amortization and net lease activity	739	716	658
Stock compensation expense	67	49	79
Accretion of debt	21	15	19
Deferred tax expense (benefit)	46	45	(158)
Debt extinguishment loss	5	27	36
Unrealized loss (gain) on foreign currency option and forward contracts	9	(20)	49
Gain on sale of equity investment	—	(24)	—
Gains on sales of property and equipment	(110)	(8)	(13)
Other	21	8	26
Changes in assets and liabilities:
Accounts receivable	(67)	(13)	(320)
Other assets	(47)	(49)	(92)
Accounts payable	(120)	35	140
Accrued expenses and other liabilities	(213)	(123)	1
Net cash provided by operating activities	791	1,102	785
Investing activities
Payment for purchases of property and equipment	(601)	(551)	(504)
Proceeds from sale of property and equipment	252	143	118
Cash collected on deferred purchase price receivable	186	—	—
Other	2	8	—
Net cash used in investing activities	(161)	(400)	(386)
Financing activities
Proceeds from issuance of debt	1,754	1,074	819
Repurchase of debt	—	(1,225)	(1,387)
Proceeds from borrowings on ABL facility	1,935	1,355	995
Repayment of borrowings on ABL facility	(1,935)	(1,455)	(925)
Repayment of debt and finance leases	(867)	(119)	(106)
Payment for debt issuance costs	(28)	(10)	(17)
Proceeds from forward sale settlement	—	349	—
Proceeds from common stock offerings	—	—	288
Purchase of noncontrolling interests	(258)	—	—
Repurchase of common stock	(1,347)	(536)	—
Payment for tax withholdings for restricted shares	(14)	(53)	(17)
Dividends paid	(8)	(8)	(7)
Other	9	8	(9)
Net cash used in financing activities	(759)	(620)	(366)
Effect of exchange rates on cash, cash equivalents and restricted cash	2	(17)	16
Net (decrease) increase in cash, cash equivalents and restricted cash	(127)	65	49
Cash, cash equivalents and restricted cash, beginning of year	514	449	400
Cash, cash equivalents and restricted cash, end of year	$387	$514	$449
Supplemental disclosure of cash flow information:
Cash paid for interest	$282	$233	$274
Cash paid for income taxes	$121	$70	$79
See accompanying notes to consolidated financial statements.

XPO Logistics, Inc.
Consolidated Statements of Changes in Equity
For the Three Years Ended December 31, 2019, 2018 and 2017

	Series A Preferred Stock		Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance as of December 31, 2016	72	$42	111,087	$—	$3,245	$(393)	$(194)	$2,700	$338	$3,038
Net income	—	—	—	—	—	340	—	340	20	360
Other comprehensive income	—	—	—	—	—	—	223	223	52	275
Exercise and vesting of stock compensation awards	—	—	728	—	1	—	—	1	—	1
Tax withholdings related to vesting of stock compensation awards	—	—	—	—	(17)	—	—	(17)	—	(17)
Issuance of common stock from offering	—	—	5,000	—	288	—	—	288	—	288
Conversion of Series A preferred stock to common stock	—	(1)	103	—	1	—	—	—	—	—
Issuance of common stock upon conversion of convertible senior notes, net of tax	—	—	3,002	—	49	—	—	49	—	49
Dividend paid	—	—	—	—	—	(3)	—	(3)	(4)	(7)
Impact of tax reform act	—	—	—	—	—	13	(13)	—	—	—
Stock compensation expense	—	—	—	—	23	—	—	23	—	23
Balance as of December 31, 2017	72	$41	119,920	$—	$3,590	$(43)	$16	$3,604	$406	$4,010
Net income	—	—	—	—	—	422	—	422	22	444
Other comprehensive loss	—	—	—	—	—	—	(170)	(170)	(27)	(197)
Exercise and vesting of stock compensation awards	—	—	995	—	1	—	—	1	—	1
Tax withholdings related to vesting of stock compensation awards	—	—	—	—	(53)	—	—	(53)	—	(53)
Issuance of common stock from forward sale settlement	—	—	6,000	—	349	—	—	349	—	349
Retirement of common stock	—	—	(11,314)	—	(608)	—	—	(608)	—	(608)
Dividend paid	—	—	—	—	—	(3)	—	(3)	(6)	(9)
Stock compensation expense	—	—	—	—	30	—	—	30	—	30
Other	—	—	82	—	2	1	—	3	—	3
Balance as of December 31, 2018	72	$41	115,683	$—	$3,311	$377	$(154)	$3,575	$395	$3,970

XPO Logistics, Inc.
Consolidated Statements of Changes in Equity (continued)
For the Three Years Ended December 31, 2019, 2018 and 2017

	Series A Preferred Stock		Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance as of December 31, 2018	72	$41	115,683	$—	$3,311	$377	$(154)	$3,575	$395	$3,970
Net income	—	—	—	—	—	419	—	419	21	440
Other comprehensive income (loss)	—	—	—	—	—	—	9	9	(1)	8
Exercise and vesting of stock compensation awards	—	—	489	—	1	—	—	1	—	1
Tax withholdings related to vesting of stock compensation awards	—	—	—	—	(14)	—	—	(14)	—	(14)
Purchase of noncontrolling interests	—	—	—	—	(3)	—	—	(3)	(255)	(258)
Retirement of common stock	—	—	(23,932)	—	(1,275)	—	—	(1,275)	—	(1,275)
Dividend paid	—	—	—	—	—	(3)	—	(3)	(5)	(8)
Stock compensation expense	—	—	—	—	36	—	—	36	—	36
Adoption of new accounting standard and other	—	—	102	—	5	(7)	—	(2)	(2)	(4)
Balance as of December 31, 2019	72	$41	92,342	$—	$2,061	$786	$(145)	$2,743	$153	$2,896
See accompanying notes to consolidated financial statements.

XPO Logistics, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2019, 2018 and 2017
1. Organization
Nature of Operations
We use an integrated network of people, technology and physical assets to help companies manage their goods most efficiently throughout their supply chains. Our customers are multinational, national, mid-size and small enterprises. We run our business on a global basis, with two reportable segments: Transportation and Logistics. See Note 4—Segment Reporting and Geographic Information for additional information on our segments.
2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, which requires us to make estimates and assumptions that impact the amounts reported and disclosed in our consolidated financial statements and the accompanying notes. We prepared these estimates based on the most current and best available information, but actual results could differ materially from these estimates and assumptions.
Consolidation
Our consolidated financial statements include the accounts of XPO Logistics, Inc. (“XPO” or “we”) and our majority-owned subsidiaries and variable interest entities (“VIEs”) where we are the primary beneficiary. We have eliminated intercompany accounts and transactions.
To determine if we are a primary beneficiary of a VIE, we evaluate whether we are able to direct the activities that significantly impact the VIE’s economic performance, including whether we control the operations of each VIE and whether we can operate the VIEs under our brand or policies. Investors in these VIEs only have recourse to the assets owned by the VIE and not to our general credit. We do not have implicit support arrangements with any VIE. Other than the special purpose entity, which we consolidate related to the European Trade Securitization Program discussed below in this Note and in Note 12—Debt, assets and liabilities of VIEs where we are the primary beneficiary are not significant to our consolidated financial statements.
We have a controlling financial interest in other entities generally when we own a majority of the voting interest. The noncontrolling interests reflected in our consolidated financial statements primarily relate to a minority interest in XPO Logistics Europe SA (“XPO Logistics Europe”), formally known as Norbert Dentressangle SA (“ND”), a business we acquired in 2015. As described in Note 3—Purchase of Noncontrolling Interest, we purchased a portion of the noncontrolling interests in 2019. Following this acquisition, our noncontrolling interest was reduced to approximately 5% of XPO Logistics Europe.
Significant Accounting Policies
Revenue Recognition
We recognize revenue when we transfer control of promised products or services to customers in an amount equal to the consideration we expect to receive for those products or services.
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when the performance obligation is satisfied. A description of our performance obligations for our transportation and logistics reportable segments is below.

Transportation
Our transportation segment generates revenue by providing freight brokerage and other transportation services for our customers. Additional services may be provided to our customers under their transportation contracts, including unloading and other incidental services. The transaction price is based on the consideration specified in the customer’s contract.
A performance obligation is created when a customer under a transportation contract submits a bill of lading for the transport of goods from origin to destination. These performance obligations are satisfied as the shipments move from origin to destination. We recognize transportation revenue proportionally as a shipment moves from origin to destination and the related costs are recognized as incurred. Some of our customer contracts contain our promise to stand ready to provide transportation services. For these contracts, we recognize revenue on a straight-line basis over the term of the contract because the pattern of benefit to the customer, and our efforts to fulfill the contract, are generally distributed evenly throughout the period. Performance obligations are short-term, with transit days less than one week. Generally, customers are billed on shipment of the freight or on a monthly basis and make payment according to approved payment terms. When we do not control the specific services, we recognize revenue as the difference between the amount the customer pays us for the service less the amount we are charged to perform the service.
Logistics
Our logistics segment generates revenue by providing supply chain services for our customers, including warehousing, distribution, order fulfillment, packaging, reverse logistics and inventory management contracts ranging from a few months to a few years. Our performance obligations are satisfied over time as customers receive and consume the benefits of our services. The contracts contain a single performance obligation as the distinct services provided remain substantially the same over time and possess the same pattern of transfer. The transaction price is based on the consideration specified in the contract with the customer and contains fixed and variable consideration. In general, the fixed consideration component of a contract represents reimbursement for facility and equipment costs incurred to satisfy the performance obligation and is recognized on a straight-line basis over the term of the contract. The variable consideration component is comprised of cost reimbursement determined based on the costs incurred, while per-unit pricing is determined based on units provided and time and materials pricing is determined based on the hours of services provided. The variable consideration component is recognized over time based on the level of activity.
Generally, we can adjust our pricing based on contractual provisions related to achieving agreed-upon performance metrics, changes in volumes, services and market conditions. Revenue relating to these pricing adjustments is estimated and included in the consideration if it is probable that a significant revenue reversal will not occur in the future. The estimate of variable consideration is determined by the expected value or most likely amount method and factors in current, past and forecasted experience with the customer. Customers are billed based on terms specified in the revenue contract and they pay us according to approved payment terms.
Contract Costs
We expense the incremental costs of obtaining contracts when incurred, if the amortization period of the assets is one year or less. These costs are included in Direct operating expense.
Cash, Cash Equivalents and Restricted Cash
We consider all highly liquid investments with an original maturity of three months or less on the date of purchase to be cash equivalents. As of December 31, 2019, 2018 and 2017, our restricted cash included in Other long-term assets on our Consolidated Balance Sheets was $10 million, $12 million and $52 million, respectively. Restricted cash as of December 31, 2017 was primarily tax-deferred proceeds from a property sale in 2017, which was reclassified in 2018.
Accounts Receivable and Allowance for Doubtful Accounts
We record accounts receivable at the contractual amount and we record an allowance for doubtful accounts for the amount we estimate we may not collect. In determining the allowance for doubtful accounts, we consider historical collection experience, the age of the accounts receivable balances, the credit quality of our customers, any specific customer collection issues, current economic conditions, and other factors that may impact our customers’ ability to pay. We write off accounts receivable balances once the receivables are no longer deemed collectible.
The roll-forward of the allowance for doubtful accounts was as follows:

	Years Ended December 31,
(In millions)	2019	2018	2017
Beginning balance	$52	$42	$26
Provision charged to expense	34	36	24
Write-offs, less recoveries, and other adjustments	(28)	(26)	(8)
Ending balance	$58	$52	$42

Trade Receivables Securitization and Factoring Programs
We use trade receivables securitization and factoring programs to help manage our cash flows and offset the impact of extended payment terms for some of our customers.
In July 2019, XPO Logistics Europe, one of our majority-owned subsidiaries, entered into a new, three-year trade receivables securitization program co-arranged by Crédit Agricole, BNP Paribas and HSBC (the “Purchasers”) and terminated its prior program. Under the new program, a wholly-owned bankruptcy remote special purpose entity of XPO Logistics Europe sells trade receivables that originate with wholly-owned subsidiaries of XPO Logistics Europe in the United Kingdom and France. The special purpose entity is a variable interest entity and is consolidated by XPO Logistics Europe based on its control of the entity’s activities. Our subsidiary sells these trade receivables to unaffiliated entities managed by the Purchasers. Under the terminated prior program, the receivables were originally funded by senior variable funding notes in the same currency as the corresponding receivables. See Note 12—Debt for additional information related to our receivables securitization secured borrowing program.
We account for transfers under our factoring arrangements as sales because we sell full title and ownership in the underlying receivables and control of the receivables is considered transferred. We account for transfers under our securitization programs as either sales or secured borrowings based on an evaluation of whether control has transferred. In instances where we do not meet the criteria for surrender of control, the transaction was accounted for as a secured borrowing. For these transactions, the receivables remained on our Consolidated Balance Sheets and the notes were reflected within debt. For transfers in the securitization programs where we have surrendered control of the receivables, the transactions are accounted for as sales and the receivables are derecognized from our Consolidated Balance Sheets at the date of transfer. In the securitization and factoring arrangements, any of our continuing involvement is limited to servicing the receivables. The fair value of any servicing assets and liabilities is immaterial.
Under the terminated securitization program, if transfers were accounted for as sales, the consideration received included a simultaneous cash payment and a deferred purchase price receivable. The deferred purchase price receivable was not a trade receivable and was recorded based on its fair value and reported within Other current assets on our Consolidated Balance Sheets. The cash payment which we received on the date of the transfer was reflected within Net cash provided by operating activities. As we received cash payments on the deferred purchase price receivable, it was reflected as an investing activity. As of December 31, 2018, the balance of deferred purchase price receivable reflected within Other current assets was $52 million. The new program does not include a deferred purchase price mechanism and all transfers of eligible receivables under the new program are accounted for as sales.
The maximum amount of net cash proceeds available at any one time under the new program is €400 million (approximately $448 million as of December 31, 2019). As of December 31, 2019, €65 million (approximately $73 million) was available to us based on the level of receivables sold and outstanding as of that date. The weighted average interest rate was 0.86% as of December 31, 2019. Charges for commitment fees, which are based on a percentage of available amounts, and charges for administrative fees were not material to our results of operations for the years ended December 31, 2019 and 2018.

Information related to the trade receivables sold was as follows:

	Years Ended December 31,
(In millions)	2019	2018	2017
Securitization programs
Receivables sold in period	$2,231	$231	$—
Cash consideration	2,095	179	—
Deferred purchase price	135	52	—

Factoring programs
Receivables sold in period	858	663	119
Cash consideration	854	660	119

In addition to the cash considerations referenced above, we received $186 million in the year ended December 31, 2019, for the realization of cash on the deferred purchase price receivable for our prior securitization program.
Property and Equipment
We generally record property and equipment at cost, or in the case of acquired property and equipment, at fair value at the date of acquisition. Maintenance and repair expenditures are charged to expense as incurred. For internally-developed computer software, all costs incurred during planning and evaluation are expensed as incurred. Costs incurred during the application development stage are capitalized and included in property and equipment. Capitalized software also includes the fair value of acquired internally-developed technology.
We compute depreciation expense on a straight-line basis over the estimated useful lives of the assets as follows:

Classification	Estimated Useful Life
Buildings and leasehold improvements	Term of lease to 40 years
Vehicles, containers, tractors, trailers and tankers	3 to 14 years
Rail cars and chassis	15 to 30 years
Machinery and equipment	3 to 15 years
Computer software and equipment	1 to 6 years

Leases
We determine if an arrangement is a lease at inception. We recognize operating lease right-of-use assets and liabilities at the lease commencement date based on the estimated present value of the lease payments over the lease term. As most of our leases do not provide an implicit rate, we use incremental borrowing rates based on our outstanding debt to determine the present value of future lease payments. We include options to extend or terminate a lease in the lease term when we are reasonably certain to exercise such options. We exclude variable lease payments (such as payments based on an index or reimbursements of lessor costs) from our initial measurement of the lease liability. We recognize leases with an initial term of 12 months or less as lease expense over the lease term and those leases are not recorded on our Consolidated Balance Sheets. We account for lease and non-lease components within a contract as a single lease component for our real estate leases. For additional information on our leases, see Note 8—Leases.
Asset Retirement Obligations
A liability for an asset retirement obligation is recorded in the period in which it is incurred. When an asset retirement obligation liability is initially recorded, we capitalize the cost by increasing the carrying amount of the related long-lived asset. For each subsequent period, the liability is increased for accretion expense and the capitalized cost is depreciated over the useful life of the related asset.

Goodwill
We measure goodwill as the excess of consideration transferred over the fair value of net assets acquired in business combinations. We allocate goodwill to our reporting units for the purpose of impairment testing. We evaluate goodwill for impairment annually, or more frequently if an event or circumstance indicates an impairment loss may have been incurred. We measure goodwill impairment, if any, at the amount a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. Our reporting units are our operating segments or one level below our operating segments for which discrete financial information is prepared and regularly reviewed by segment management.
For our 2019 goodwill assessment, we performed a quantitative analysis for all five of our reporting units using a combination of income and market approaches, with the assistance of a third-party valuation appraiser. As of August 31, 2019, we completed our annual impairment tests for goodwill with all of our reporting units having fair values in excess of their carrying values.
Accounting guidance allows entities to perform a qualitative assessment (a “step-zero” test) before performing a quantitative analysis. If an entity determines that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the entity does not need to perform a quantitative analysis for that reporting unit. The qualitative assessment includes review of macroeconomic conditions, industry and market considerations, internal cost factors, and overall financial performance, among other factors.
For our 2018 goodwill assessment, we performed a step-zero qualitative analysis for all of our reporting units. Based on the qualitative assessments performed, we concluded that it is not more-likely-than-not that the fair value of our reporting units was less than their carrying amounts, and therefore, further quantitative analysis was not performed.
For the years ended December 31, 2019 and 2018, we did not recognize any goodwill impairment.
The income approach of determining fair value is based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for our business. The market approach of determining fair value is based on comparable market multiples for companies engaged in similar businesses, as well as recent transactions within our industry.
Intangible Assets
Our intangible assets subject to amortization consist of customer relationships and non-compete agreements. We review long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An asset is considered to be impaired if the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying amount. An impairment loss is measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. We estimate fair value using the expected future cash flows discounted at a rate comparable with the risks associated with the recovery of the asset. We amortize intangible assets on a straight-line basis or on a basis consistent with the pattern in which the economic benefits are realized. The range of estimated useful lives by type are as follows:

Classification	Estimated Useful Life
Customer relationships	5 to 16 years
Non-compete agreements	Term of agreement

Accrued Expenses

	As of December 31,
(In millions)	2019	2018
Accrued salaries and wages	$478	$539
Accrued transportation and facility charges	454	462
Accrued value-added tax and other taxes	163	172
Other accrued expenses	319	307
Total accrued expenses	$1,414	$1,480

Self-Insurance
We use a combination of self-insurance programs and large-deductible purchased insurance to provide for the costs of medical, casualty, liability, vehicular, cargo and workers’ compensation claims. We periodically evaluate our level of insurance coverage and adjust our insurance levels based on risk tolerance and premium expense.
Liabilities for the risks we retain, including estimates of claims incurred but not reported, are not discounted and are estimated, in part, by considering historical cost experience, demographic and severity factors, and judgments about current and expected levels of cost per claim and retention levels. Changes in these assumptions and factors can impact actual costs paid to settle the claims and those amounts may be different than estimates.
Advertising Costs
Advertising costs are expensed as incurred.
Stockholders’ Equity
We retire shares purchased under our share repurchase program and return them to authorized and unissued status. We charge any excess of cost over par value to Additional paid-in capital if a balance is present. If Additional paid-in capital is fully depleted, any remaining excess of cost over par value will be charged to Retained earnings.
Accumulated Other Comprehensive Income (Loss)
The components of and changes in accumulated other comprehensive income (loss) (“AOCI”), net of tax for the years ended December 31, 2019 and 2018, are as follows:

(In millions)	Foreign Currency Translation Adjustments	Derivative Hedges	Defined Benefit Plans Liability	Less: AOCI Attributable to Noncontrolling Interests	AOCI Attributable to XPO
As of December 31, 2017	$(43)	$7	$79	$(27)	$16
Other comprehensive (loss) income	(96)	12	(89)	27	(146)
Amounts reclassified from AOCI	(4)	(18)	(2)	—	(24)
Net current period other comprehensive loss	(100)	(6)	(91)	27	(170)
As of December 31, 2018	(143)	1	(12)	—	(154)
Other comprehensive income (loss)	33	10	(18)	1	26
Amounts reclassified from AOCI	(10)	(6)	(1)	—	(17)
Net current period other comprehensive income (loss)	23	4	(19)	1	9
As of December 31, 2019	$(120)	$5	$(31)	$1	$(145)

Income Taxes
We account for income taxes using the asset and liability method on a legal entity and jurisdictional basis, under which we recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. Our calculation relies on several factors, including pre-tax earnings, differences between tax laws and accounting rules, statutory tax rates, tax credits, uncertain tax positions, and valuation allowances. We use judgment and estimates in evaluating our tax positions. Valuation allowances are established when, in our judgment, it is more likely than not that our deferred tax assets will not be realized based on all available evidence. We record Global Intangible Low-Taxed Income (“GILTI”) tax as a period cost.
Our tax returns are subject to examination by U.S. Federal, state and foreign taxing jurisdictions. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years. We recognize tax benefits from uncertain tax positions only if (based on the technical merits of the position) it is more-likely-than-not that the tax positions will be sustained on examination by the tax authority. We adjust these tax liabilities, including related interest and penalties, based on the current facts and circumstances. We report tax-related interest and penalties as a component of income tax expense.
Foreign Currency Translation and Transactions
The assets and liabilities of our foreign subsidiaries that use their local currency as their functional currency are translated to U.S. dollars (“USD”) using the exchange rate prevailing at each balance sheet date, with balance sheet currency translation adjustments recorded in AOCI on our Consolidated Balance Sheets. The assets and liabilities of our foreign subsidiaries whose local currency is not their functional currency are remeasured from their local currency to their functional currency and then translated to USD. The results of operations of our foreign subsidiaries are translated to USD using average exchange rates prevailing for each period presented.
We convert foreign currency transactions recognized on our Consolidated Statements of Income to USD by applying the exchange rate prevailing on the date of the transaction. Gains and losses arising from foreign currency transactions and the effects of remeasuring monetary assets and liabilities are recorded in Foreign currency loss on our Consolidated Statements of Income.
Foreign currency loss included on our Consolidated Statements of Income consisted of the following:

	Years Ended December 31,
(In millions)	2019	2018	2017
Unrealized foreign currency option and forward contracts losses (gains)	$9	$(20)	$49
Realized foreign currency option and forward contracts losses	—	16	15
Foreign currency transaction and remeasurement losses (gains)	—	7	(6)
Total foreign currency loss	$9	$3	$58

Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The levels of inputs used to measure fair value are:

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
We base our fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, deferred purchase price related to accounts receivable sold, accounts payable, accrued expenses and current maturities of long-term debt approximated their fair values as of December 31, 2019 and 2018 due to their short-term nature and/or are receivable or payable on demand. The Level 1 cash equivalents include money market funds valued using quoted prices in active markets. The Level 2 cash equivalents include short-term investments valued using published interest rates for instruments with similar terms and maturities. For information on the fair value hierarchy of our derivative instruments, see Note 11—Derivative Instruments and for information on financial liabilities, see Note 12—Debt.
The fair value hierarchy of cash equivalents was as follows:

	As of December 31, 2019
(In millions)	Carrying Value	Fair Value	Level 1	Level 2
Cash equivalents	$144	$144	$127	$17

	As of December 31, 2018
(In millions)	Carrying Value	Fair Value	Level 1	Level 2
Cash equivalents	$237	$237	$236	$1

Derivative Instruments
We record all derivative instruments on our Consolidated Balance Sheets as assets or liabilities at fair value. Our accounting treatment for changes in the fair value of derivative instruments depends on whether the instruments have been designated and qualify as part of a hedging relationship and on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we must designate the derivative based on the exposure being hedged and assess, both at the hedge’s inception and on an ongoing basis, whether the designated derivative instruments are highly effective in offsetting changes in earnings and cash flows of the hedged items. When a derivative instrument is determined not to be highly effective as a hedge or the underlying hedged transaction is no longer probable, hedge accounting is discontinued prospectively. We link cash flow hedges to specific forecasted transactions or variability of cash flow to be paid.
The gain or loss resulting from fair value adjustments on cash flow hedges are recorded in AOCI on our Consolidated Balance Sheets until the hedged item is recognized in earnings and is presented in the same income statement line item as the earnings effect of the hedged item. The gains and losses on the net investment hedges are recorded as cumulative translation adjustments in AOCI to the extent that the instruments are effective in hedging the designated risk. Gains and losses on cash flow hedges and net investment hedges representing hedge components excluded from the assessment of effectiveness will be amortized into Interest expense on our Consolidated Statements of Income in a systematic manner. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings and are recorded in Foreign currency loss on our Consolidated Statements of Income.
Defined Benefit Pension Plans
We calculate defined benefit pension plan obligations using various actuarial assumptions and methodologies. Assumptions include discount rates, inflation rates, expected long-term rate of return on plan assets, mortality rates, and other factors. The assumptions used in recording the projected benefit obligation and fair value of plan assets represent our best estimates based on available information regarding historical experience and factors that may cause future expectations to differ. Our obligation and future expense amounts could be materially impacted by differences in actual experience or changes in assumptions.
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
Stock-Based Compensation
We account for stock-based compensation based on the equity instrument’s grant date fair value. For grants of restricted stock units (“RSUs”) subject to service-based or performance-based vesting conditions only, we establish the fair value based on the market price on the date of the grant. For grants of RSUs subject to market-based vesting conditions, we establish the fair value using the Monte Carlo simulation lattice model. We determined the fair value of our stock-based awards based on our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We account for forfeitures as they occur.
We recognize the grant date fair value of equity awards as compensation cost over the requisite service period. We recognize expense for our performance-based restricted stock units (“PRSUs”) over the awards’ requisite service period based on the number of awards expected to vest with consideration to the actual and expected financial results. We do not recognize expense until achievement of the performance targets for a PRSU award is considered probable.
Adoption of New Accounting Standard
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases. The core principle of ASU 2016-02 is that a lessee should recognize on its Consolidated Balance Sheets the assets and liabilities that arise from leases, including operating leases. Under the new requirements, a lessee recognizes on the balance sheet the right-of-use asset representing the right to use the underlying asset and the lease liability representing the present value of future lease payments.
We utilized a comprehensive approach to assess the impact of ASU 2016-02 on our financial statements and related disclosures. In particular, we completed a robust review of our lease portfolio and enhanced our internal controls, including those related to the identification, monitoring of, measurement and disclosure of our lease portfolio. We also implemented a new software solution to facilitate compliance with the new guidance. As discussed further in Note 8—Leases, we adopted ASU 2016-02 and its related amendments (Topic 842) on January 1, 2019.
Accounting Pronouncements Issued but Not Yet Effective
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” as modified by subsequently issued ASUs. The ASU amends the current incurred losses impairment method with a method that reflects expected credit losses on certain types of financial instruments, including trade receivables. On adoption, we will record an immaterial adjustment to total equity as of January 1, 2020 for the cumulative impact of adoption.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Under the guidance, any capitalized implementation costs would be included in prepaid expenses, amortized over the term of the hosting arrangement on a straight-line basis and presented in the same line items in the Consolidated Statement of Income as the expense for fees of the associated hosting arrangements. We adopted this standard on January 1, 2020 on a prospective basis and do not expect it to have a material effect on our consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): “Simplifying the Accounting for Income Taxes.” The ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The ASU also clarifies and amends existing guidance to improve consistent application among reporting entities. This ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within that reporting period; however, early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.
3. Purchase of Noncontrolling Interest
In November 2019, we purchased a shareholder’s noncontrolling interest in XPO Logistics Europe for €234 million (approximately $258 million). Our purchase reduced Noncontrolling interests and Additional paid-in capital by $255 million and $3 million, respectively.
4. Segment Reporting and Geographic Information
We are organized into two reportable segments: Transportation and Logistics. We evaluate our performance in large part based on the various financial measures of our two reporting segments.

In our Transportation segment, we provide multiple services to facilitate the movement of raw materials, parts and finished goods. We accomplish this by using our proprietary technology, third-party independent carriers and our transportation assets and service centers. Our transportation services include truck brokerage, expedite, intermodal, drayage, last mile, less-than-truckload (“LTL”), full truckload, global forwarding and managed transportation. Freight brokerage, last mile, global forwarding and managed transportation are non-asset or asset-light businesses while LTL and full truckload are primarily asset-based operations.
In our Logistics segment, which we also refer to as supply chain or contract logistics, we provide a wide range of services differentiated by our proprietary technology and our ability to customize solutions for individual customers. Our services include value-added warehousing, distribution and inventory management, omnichannel and e-commerce fulfillment, reverse logistics, cold chain solutions, packaging and labeling, factory support, aftermarket support and order personalization services. In addition, our Logistics segment provides highly engineered solutions and supply chain optimization services, including advanced automation and predictive volume flow management.
Some of our operating units provide services to our other operating units outside of their reportable segment. Billings for such services are based on negotiated rates and are reflected as revenues of the billing segment. We adjust these rates from time to time based on market conditions. We eliminate intersegment revenues and expenses in our consolidated results.
Corporate includes corporate headquarters costs for executive officers and certain legal and financial functions, and other costs and credits not attributed to our core business.
Our chief operating decision maker (“CODM”) regularly reviews financial information at the reporting segment level to allocate resources to the segments and to assess their performance. We include items directly attributable to a segment, and those that can be allocated on a reasonable basis, in segment results reported to the CODM. We do not provide asset information by segment to the CODM, as the majority of our assets are managed at the corporate level.
Selected financial data for our segments is as follows:

(In millions)	Transportation	Logistics	Corporate	Eliminations	Total
Year Ended December 31, 2019
Revenue	$10,687	$6,093	$—	$(132)	$16,648
Operating income (loss)	752	241	(172)	—	821
Depreciation and amortization	447	277	15	—	739
Year Ended December 31, 2018
Revenue	$11,343	$6,065	$—	$(129)	$17,279
Operating income (loss)	646	216	(158)	—	704
Depreciation and amortization	461	244	11	—	716
Year Ended December 31, 2017
Revenue	$10,276	$5,229	$—	$(124)	$15,381
Operating income (loss)	547	202	(167)	—	582
Depreciation and amortization	447	203	8	—	658

As of December 31, 2019 and 2018, we held long-lived tangible assets outside of the U.S. of $798 million and $776 million, respectively.
5. Revenue Recognition
Adoption of Topic 606, “Revenue from Contracts with Customers”
We adopted ASU 2014-09, Revenue (Topic 606): “Revenue from Contracts with Customers.” on January 1, 2018. Our reported results for 2019 and 2018 are presented under Topic 606, while our prior periods were not adjusted and are reported under Topic 605 “Revenue Recognition.” Under Topic 605, for our Transportation segment, with the exception of the LTL business, revenue was recognized at the point in time when delivery was complete and the shipping terms of the contract were satisfied.
Disaggregation of Revenues
We disaggregate our revenue by geographic area and service offering. Our revenue disaggregated by geographical area, based on sales office location, was as follows:

	Year Ended December 31, 2019
(In millions)	Transportation	Logistics	Eliminations	Total
Revenue
United States	$7,454	$2,338	$(33)	$9,759
North America (excluding United States)	286	37	—	323
France	1,358	659	(12)	2,005
United Kingdom	760	1,384	(68)	2,076
Europe (excluding France and United Kingdom)	810	1,582	(16)	2,376
Other	19	93	(3)	109
Total	$10,687	$6,093	$(132)	$16,648

	Year Ended December 31, 2018
(In millions)	Transportation	Logistics	Eliminations	Total
Revenue
United States	$8,055	$2,196	$(19)	$10,232
North America (excluding United States)	274	67	—	341
France	1,496	687	(18)	2,165
United Kingdom	704	1,436	(70)	2,070
Europe (excluding France and United Kingdom)	793	1,584	(18)	2,359
Other	21	95	(4)	112
Total	$11,343	$6,065	$(129)	$17,279

Year Ended December 31,
(In millions)	2017
Revenue
United States	$9,163
North America (excluding United States)	298
France	2,006
United Kingdom	1,799
Europe (excluding France and United Kingdom)	1,930
Other	185
Total	$15,381

Our revenue disaggregated by service offering was as follows:

	Years Ended December 31,
(In millions)	2019	2018
Transportation segment:
Freight brokerage and truckload	$4,383	$4,784
LTL	4,815	4,839
Last mile (1)	873	1,065
Managed transportation	496	462
Global forwarding	299	338
Transportation eliminations	(179)	(145)
Total Transportation segment revenue	10,687	11,343
Total Logistics segment revenue	6,093	6,065
Intersegment eliminations	(132)	(129)
Total revenue	$16,648	$17,279

(1)	Comprised of our North American last mile operations.
Transaction Price Allocated to Remaining Performance Obligation
Our remaining performance obligation represents the aggregate amount of transaction price yet to be recognized as of the end of the reporting period. As permitted in determining the remaining performance obligation, we omit obligations that: (i) have original expected durations of one year or less or (ii) contain variable consideration. On December 31, 2019, the fixed consideration component of our remaining performance obligation was approximately $1.5 billion, and we expect to recognize approximately 75% over the next three years and the remainder thereafter. The majority of the remaining performance obligation relates to our Logistics reportable segment. We estimate remaining performance obligations at a point in time and actual amounts may differ from these estimates due to changes in foreign currency exchange rates and contract revisions or terminations.
6. Restructuring Charges
We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure. These actions may include severance and facility-related costs and are intended to improve our efficiency and profitability. Additionally, a portion of the restructuring charge recorded in 2019 is related to our largest customer downsizing its business with us.
Restructuring charges were recorded on our Consolidated Statements of Income as follows:

	Years Ended December 31,
(In millions)	2019	2018
Cost of transportation and services	$2	$—
Direct operating expense	1	1
SG&A	46	20
Total	$49	$21

We recognized $21 million and $19 million of restructuring charges in the fourth quarter of 2019 and 2018, respectively. Restructuring charges for the year ended December 31, 2017 were $34 million, the majority of which was included in Sales, general and administrative expense (“SG&A”).

Our restructuring-related activity was as follows:

		Year Ended December 31, 2019
(In millions)	Reserve Balance as of December 31, 2018	Charges Incurred	Payments	Foreign Exchange and Other	Reserve Balance as of December 31, 2019
Severance:
Transportation	$9	$30	$(26)	$(1)	$12
Logistics	5	14	(8)	—	11
Corporate	2	3	(3)	—	2
Total Severance	16	47	(37)	(1)	25
Facilities:
Transportation	—	2	(2)	—	—
Total	$16	$49	$(39)	$(1)	$25

We expect the majority of the cash outlays under the 2019 approved plans will be substantially complete by the end of 2020.

	Year Ended December 31, 2018
(In millions)	Charges Incurred	Payments	Reserve Balance as of December 31, 2018
Severance:
Transportation	$12	$(3)	$9
Logistics	6	(1)	5
Corporate	3	(1)	2
Total	$21	$(5)	$16

The majority of the cash outlays under the 2018 approved plan were substantially complete by the end of 2019.
7. Property and Equipment

	December 31,
(In millions)	2019	2018
Property and equipment
Land	$334	$356
Buildings and leasehold improvements	648	555
Vehicles, tractors, trailers and tankers	1,726	1,561
Machinery and equipment	949	809
Computer software and equipment	1,101	909
	4,758	4,190
Less: accumulated depreciation and amortization	(2,054)	(1,585)
Total property and equipment, net	$2,704	$2,605
Net book value of capitalized internally-developed software included in property and equipment, net	$333	$263

Depreciation of property and equipment and amortization of computer software was $577 million, $546 million and $488 million for the years ended December 31, 2019, 2018 and 2017, respectively.

8. Leases
Adoption of Topic 842, “Leases”
On January 1, 2019, we adopted Topic 842 prospectively through a cumulative-effect adjustment with no restatement of prior period financial statements. On adoption, we elected the package of practical expedients to retain the lease identification, classification and initial direct costs for existing leases. We recognized $2.1 billion of Operating lease assets and liabilities on the Consolidated Balance Sheet as of January 1, 2019 in connection with the adoption of this new standard. Additionally, beginning in 2019, net operating lease activity, including the reduction of the operating lease asset and the accretion of the operating lease liability, are reflected in Depreciation, amortization and net lease activity on our Consolidated Statements of Cash Flows. The adoption of Topic 842 did not have a material impact on our Consolidated Statements of Income and our Consolidated Statements of Cash Flows.
Nature of Leases
Most of our leases are real estate leases. In addition, we lease trucks, trailers, containers and material handling equipment.
The components of our lease expense and gain realized on sale-leaseback transactions were as follows:

Year Ended December 31,
(In millions)	2019
Operating lease cost	$696
Short-term lease cost	144
Variable lease cost	90
Total operating lease cost	$930
Finance lease cost:
Amortization of leased assets	$53
Interest on lease liabilities	7
Total finance lease cost	$60
Total lease cost	$990
Gain recognized on sale-leaseback transactions (1)	$99

(1)
For the year ended December 31, 2019, we completed multiple sale-leaseback transactions for land and buildings, including a sale and partial leaseback of our shared-services center in Portland, Oregon and received aggregate cash proceeds of $203 million. Gains on sale-leaseback transactions are included in Direct operating expense in our Consolidated Statements of Income.

Supplemental balance sheet information related to leases was as follows:

(In millions)	December 31, 2019
Operating leases:
Operating lease assets	$2,245
Short-term operating lease liabilities	468
Operating lease liabilities	1,776
Total operating lease liabilities	$2,244
Finance leases:
Property and equipment, gross	$483
Accumulated depreciation	(125)
Property and equipment, net	$358
Short-term borrowings and current maturities of long-term debt	58
Long-term debt	288
Total finance lease liabilities	$346
Weighted-average remaining lease term
Operating leases	7 years
Finance leases	7 years
Weighted-average discount rate
Operating leases	5.16%
Finance leases	2.69%

Assets represented by capital leases, net of accumulated depreciation, were $296 million as of December 31, 2018.
Supplemental cash flow information related to leases was as follows:

Year Ended December 31,
(In millions)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$704
Operating cash flows for finance leases	7
Financing cash flows for finance leases	62
Leased assets obtained in exchange for new lease obligations:
Operating leases	823
Finance leases	103

Property and equipment acquired through capital leases was $111 million and $145 million for the years ended December 31, 2018 and 2017, respectively. Additionally, non-cash investing activities for the year ended December 31, 2019 include $39 million of property and equipment additions for build-to-suit leases.

Maturities of lease liabilities as of December 31, 2019 were as follows:

(In millions)	Finance Leases	Operating Leases
2020	$71	$553
2021	67	503
2022	64	405
2023	70	316
2024	49	226
Thereafter	82	662
Total lease payments	$403	$2,665
Less: interest	(57)	(421)
Present value of lease liabilities	$346	$2,244

As of December 31, 2019, we had additional operating leases that have not yet commenced with future undiscounted lease payments of $176 million. These operating leases will commence in fiscal year 2020 through fiscal year 2035 with initial lease terms of 4 years to 15 years.
Disclosures Related to Topic 840
The following information is required disclosure for companies adopting the lease standard prospectively without revising comparative prior period information.
Future minimum lease payments with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2018 were as follows:

(In millions)	Capital Leases	Operating Leases
Year ending December 31:
2019	$61	$577
2020	60	460
2021	55	367
2022	52	288
2023	43	221
Thereafter	39	523
Total minimum lease payments	$310	$2,436
Amount representing interest	(21)
Present value of minimum lease payments	$289

Rent expense was $820 million and $716 million for the years ended December 31, 2018 and 2017, respectively.
9. Goodwill

(In millions)	Transportation	Logistics	Total
Goodwill as of December 31, 2017	$2,527	$2,037	$4,564
Impact of foreign exchange translation	(7)	(90)	(97)
Goodwill as of December 31, 2018	2,520	1,947	4,467
Impact of foreign exchange translation and other	(46)	29	(17)
Goodwill as of December 31, 2019	$2,474	$1,976	$4,450

There are no cumulative goodwill impairments as of December 31, 2019.

10. Intangible Assets

	December 31, 2019		December 31, 2018
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangibles
Customer relationships	$1,875	$784	$1,891	$640
Trade name	51	51	52	52
Non-compete agreements	16	15	16	14
	$1,942	$850	$1,959	$706

We recorded a non-cash, pre-tax charge of $6 million in 2019 related to the impairment of customer relationships intangibles associated with exiting our direct postal injection business. For 2018 and 2017, we did not recognize any impairment of our identified intangible assets.
Estimated future amortization expense for amortizable intangible assets for the next five years is as follows:

(In millions)	2020	2021	2022	2023	2024	Thereafter
Estimated amortization expense	$145	$137	$127	$110	$106	$467

Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, future impairment of intangible assets, accelerated amortization of intangible assets and other events.
Intangible asset amortization expense recorded in SG&A was $156 million, $159 million and $164 million for the years ended December 31, 2019, 2018 and 2017, respectively.
11. Derivative Instruments
In the normal course of business, we are exposed to risks arising from business operations and economic factors, including fluctuations in interest rates and foreign currencies. We use derivative instruments to manage the volatility related to these exposures. The objective of these derivative instruments is to reduce fluctuations in our earnings and cash flows associated with changes in foreign currency exchange rates and interest rates. These financial instruments are not used for trading or other speculative purposes. Historically, we have not incurred, and do not expect to incur in the future, any losses as a result of counterparty default.
The fair value of our derivative instruments and the related notional amounts were as follows:

	December 31, 2019
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges:
Cross-currency swap agreements	$1,233	Other long-term assets	$—	Other long-term liabilities	$(18)
Interest rate swap	2,003	Other current assets	—	Other current liabilities	(7)
Derivatives not designated as hedges:
Foreign currency option contracts	365	Other current assets	1	Other current liabilities	—
Total			$1		$(25)

	December 31, 2018
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges:
Cross-currency swap agreements	$1,270	Other long-term assets	$—	Other long-term liabilities	$(81)
Derivatives not designated as hedges:
Foreign currency option contracts	473	Other current assets	7	Other current liabilities	—
Total			$7		$(81)

The derivatives are classified as Level 2 within the fair value hierarchy. The derivatives are valued using inputs other than quoted prices such as foreign exchange rates and yield curves.
The effect of derivative and nonderivative instruments designated as hedges on our Consolidated Statements of Income were as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative			Amount of Gain (Loss) Reclassified from AOCI into Net Income			Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Years Ended December 31,
(In millions)	2019	2018	2017	2019	2018	2017	2019	2018	2017
Derivatives designated as cash flow hedges:
Cross-currency swap agreements	$7	$13	$(21)	$5	$17	$(3)	$1	$1	$—
Interest rate swaps	5	—	2	—	—	—	—	—	—
Derivatives designated as net investment hedges:
Cross-currency swap agreements	55	52	(100)	—	—	—	10	4	8
Nonderivatives designated as hedges:
Foreign currency denominated notes	—	—	8	—	—	—	—	—	—
Total	$67	$65	$(111)	$5	$17	$(3)	$11	$5	$8

The pre-tax gain (loss) recognized in earnings for foreign currency option and forward contracts not designated as hedging instruments was a loss of $9 million and a gain of $4 million and a loss of $64 million for the years ended December 31, 2019, 2018 and 2017, respectively. These amounts are recorded in Foreign currency loss on our Consolidated Statements of Income.
Cross-Currency Swap Agreements
We enter into cross-currency swap agreements to manage the foreign currency exchange risk related to our international operations by effectively converting our fixed-rate USD-denominated debt, including the associated interest payments, to fixed-rate, euro (“EUR”)-denominated debt. The risk management objective of these transactions is to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies and reduce the variability in the functional currency equivalent cash flows of this debt.
During the term of the swap contracts, we will receive interest, either on a quarterly or semi-annually basis, from the counterparties based on USD fixed interest rates, and we will pay interest, also on a quarterly or semi-annual basis, to the counterparties based on EUR fixed interest rates. At maturity, we will repay the original principal amount in EUR and receive the principal amount in USD. These agreements expire at various dates through 2024.
We designated these cross-currency swaps as qualifying hedging instruments and account for them as net investment hedges. We apply the simplified method of assessing the effectiveness of our net investment hedging relationships. Under this method, for each reporting period, the change in the fair value of the cross-currency swaps is initially recognized in AOCI. The change in the fair value due to foreign exchange remains in AOCI and the initial component excluded from effectiveness testing will initially remain in AOCI and then will be reclassified from

AOCI to Interest expense each period in a systematic manner. For net investment hedges that were de-designated prior to their maturity, the amounts in AOCI will remain in AOCI until the subsidiary is sold or substantially liquidated. Cash flows related to the periodic exchange of interest payments for these net investment hedges are included in Operating activities on our Consolidated Statements of Cash Flows.
We also enter into cross-currency swap agreements to manage the related foreign currency exposure from intercompany loans. We designated these cross-currency swaps as qualifying hedging instruments and account for them as cash flow hedges. Gains and losses resulting from the change in the fair value of the cross-currency swaps is initially recognized in AOCI and reclassified to Foreign currency loss to offset the foreign exchange impact in earnings created by the intercompany loans. Cash flows related to these cash flow hedges are included in Operating activities on our Consolidated Statements of Cash Flows.
Interest Rate Hedging
We execute short-term interest rate swaps to mitigate variability in forecasted interest payments on our Senior Secured Term Loan Credit Agreement (the “Term Loan Credit Agreement”). The interest rate swaps convert floating-rate interest payments into fixed rate interest payments. We designated the interest rate swaps as qualifying hedging instruments and account for these derivatives as cash flow hedges. The interest rate swaps mature on various dates through 2020.
We record gains and losses resulting from fair value adjustments to the designated portion of interest rate swaps in AOCI and reclassify them to Interest expense on the dates that interest payments accrue. Cash flows related to the interest rate swaps are included in Operating activities on our Consolidated Statements of Cash Flows.
Foreign Currency Option and Forward Contracts
We use foreign currency option contracts to mitigate the risk of a reduction in the value of earnings from our operations that use the EUR or the British pound sterling (“GBP”) as their functional currency. Additionally, we use foreign currency forward contracts to mitigate exposure from intercompany loans that are not designated as permanent and can create volatility in earnings. The foreign currency contracts (both option and forward contracts) were not designated as qualifying hedging instruments as of December 31, 2019 or 2018. The contracts are used to manage our exposure to foreign currency exchange rate fluctuations and are not speculative. The contracts generally expire in 12 months or less. Gains or losses on the contracts are recorded in Foreign currency loss on our Consolidated Statements of Income. Commencing in 2018, cash flows related to the foreign currency contracts are included in Investing activities on our Consolidated Statements of Cash Flows, consistent with the nature and purpose for which these derivatives were acquired. Prior to 2018, these cash flows were reflected within Operating activities.

12. Debt

	December 31, 2019		December 31, 2018

(In millions)	Principal Balance	Carrying Value	Principal Balance	Carrying Value
ABL facility	$—	$—	$—	$—
Term loan facility	2,003	1,969	1,503	1,474
6.125% Senior Notes due 2023	535	530	535	529
6.50% Senior Notes due 2022	1,200	1,192	1,200	1,190
6.70% Senior Debentures due 2034	300	208	300	205
6.75% Senior notes due 2024	1,000	987	—	—
Trade securitization program	—	—	283	281
Unsecured credit facility	—	—	250	246
Finance leases, asset financing and other	380	380	344	344
Total debt	5,418	5,266	4,415	4,269
Short-term borrowings and current maturities of long-term debt	84	84	371	367
Long-term debt	$5,334	$5,182	$4,044	$3,902

The fair value of our debt and classification in the fair value hierarchy was as follows:

(In millions)	Fair Value	Level 1	Level 2
December 31, 2019	$5,580	$3,190	$2,390
December 31, 2018	4,305	2,020	2,285

We valued Level 1 debt using quoted prices in active markets. We valued Level 2 debt using bid evaluation pricing models or quoted prices of securities with similar characteristics. The fair value of the asset financing arrangements approximates carrying value as the debt is primarily issued at a floating rate, the debt may be prepaid at any time at par without penalty, and the remaining life of the debt is short-term in nature.
Our principal payment obligations on debt (excluding finance leases) for the next five years and thereafter was as follows:

(In millions)	2020	2021	2022	2023	2024	Thereafter
Principal payments on debt	$26	$3	$1,201	$536	$1,001	$2,305

ABL Facility
In 2015, we entered into a revolving loan credit agreement (the “ABL Facility”) that provided commitments of up to $1.0 billion with a maturity date of October 30, 2020. In April 2019, we amended the ABL Facility including: (i) increasing the commitments to $1.1 billion, (ii) extending the maturity date to April 30, 2024, subject to springing maturity if some of our senior notes reach specified levels set in the credit agreement and (iii) reducing the interest rate margin. We can issue up to $350 million of letters of credit and up to $50 million for swing line loans under the ABL Facility.
Our availability under the ABL Facility is equal to the borrowing base less advances and outstanding letters of credit. Our borrowing base includes a fixed percentage of: (i) our eligible U.S. and Canadian accounts receivable; plus (ii) any of our eligible U.S. and Canadian rolling stock and equipment. A maximum of 20% of our borrowing base can be equipment and rolling stock in the aggregate. As of December 31, 2019, our borrowing base was $927 million and our availability was $713 million, after considering outstanding letters of credit of $214 million. As of December 31, 2019, we were in compliance with the ABL Facility’s financial covenants.

Our loans under the ABL Facility bear interest at a rate equal to: (i) London Interbank Offered Rate (“LIBOR”) or base rate plus an applicable margin of 1.25% to 1.50%, for LIBOR loans, and (ii) 0.25% to 0.50%, for base rate loans. As of December 31, 2018, the interest rate margins were 1.50% to 2.00% for LIBOR loans and 0.50% to 1.00% for base rate loans.
The ABL Facility is secured on a first lien basis by the assets of the credit parties as priority collateral and on a second lien basis by certain other assets. The priority collateral consists primarily of our U.S. and Canadian accounts receivable and any of our U.S. and Canadian rolling stock and equipment included in our borrowing base. The ABL Facility contains representations and warranties, affirmative and negative covenants and events of default customary for agreements of this nature.
The covenants in the ABL Facility can limit our ability to: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make certain investments and restricted payments; and enter into certain transactions with affiliates. We may also be required to maintain a Fixed Charge Coverage Ratio (as defined in the ABL Facility) of not less than 1.00 if availability under the ABL Facility is below certain thresholds. As of December 31, 2019, we were compliant with this financial covenant.
Term Loan Facility
In 2015, we entered into a Term Loan Credit Agreement that provided for a single borrowing of $1.6 billion. The Term Loan Credit Agreement was issued at an original issue discount of $32 million. We have amended the Term Loan Credit Agreement to include the execution of a new tranche of loans in 2019, to reduce the interest rates and to extend the maturity dates. As of December 31, the applicable terms of the Term Loan Credit Agreement, as amended, were as follows:

(In millions)	2019	2018
Commitment:
Facility	$1,503	$1,503
Incremental loans	500	N/A
Interest rate:
Facility
Base rate loans	1.00%	1.00%
LIBOR loans	2.00%	2.00%
Incremental loans
Base rate loans	1.50%	N/A
LIBOR loans	2.50%	N/A
Maturity date	February 23, 2025	February 23, 2025

Proceeds from the new tranche of loans were used for general corporate purposes, including funding purchases of our common stock as described in Note 14—Stockholders’ Equity. The interest rates on the term loans and incremental term loans were 3.80% and 4.24%, respectively, as of December 31, 2019.
In February 2018, we refinanced our term loans by replacing the outstanding $1,494 million principal amount of term loans (the “Current Term Loans”) with $1,503 million in aggregate principal amount of new term loans (the “Present Term Loans”). Our Present Term Loans have substantially similar terms as our Current Term Loans, except for the interest rate and maturity date, prepayment premiums and some other amendments to the restrictive covenants. We used the proceeds from the Present Term Loans to refinance the Current Term Loans and to pay interest, fees and expenses in connection with this refinancing. We recorded a debt extinguishment loss of $10 million in 2018 due to this refinancing.
In March 2017, we refinanced our term loans by replacing the outstanding $1,482 million principal amount of term loans (the “Existing Term Loans”) with $1,494 million in aggregate principal amount of Current Term Loans. Our Current Term Loans have substantially similar terms as our Existing Term Loans, other than the interest rate and prepayment premiums. We used the proceeds from the Current Term Loans primarily to refinance the Existing Term

Loans and to pay interest, fees and expenses in connection with this refinancing. We recorded a debt extinguishment loss of $8 million in 2017 due to this refinancing.
We must prepay an aggregate principal amount of the term loan facility equal to (a) 50% of any Excess Cash Flow, as defined in the agreement, for the most recent fiscal year ended, minus (b) the sum of (i) all voluntary prepayments of loans during the fiscal year and (ii) all voluntary prepayments of loans under the ABL Facility or any other revolving credit facilities during the fiscal year if accompanied by a corresponding permanent reduction in the commitments under the credit agreement or any other revolving credit facilities in the case of each of the immediately preceding clauses (i) and (ii), if such prepayments are funded with internally generated cash flow, as defined in the agreement. If our Consolidated Secured Net Leverage Ratio, as defined in the agreement, for the fiscal year was less than or equal to 3.00:1.00 and greater than 2.50:1.00, the Excess Cash Flow percentage will be 25%. If our Consolidated Secured Net Leverage Ratio for the fiscal year was less than or equal to 2.50:1.00, the Excess Cash Flow percentage will be 0%. The remaining principal is due at maturity. As of December 31, 2019, our Consolidated Secured Net Leverage Ratio was less than 2.50:1.00; and no excess cash payment was required.
Senior Notes
In February 2019, we completed our private placement of $1.0 billion aggregate principal amount of senior notes (“Senior Notes due 2024”). We used the proceeds from the Senior Notes due 2024 to repay our outstanding obligation under the Unsecured Credit Facility described below and to finance a portion of our share repurchases described in Note 14—Stockholders’ Equity.
In July 2018, we redeemed $400 million of the then $1.6 billion outstanding senior notes due June 2022 (the “Senior Notes due 2022”) that were originally issued in 2015. The redemption price for the Senior Notes due 2022 was 103.25% of the principal amount, plus accrued and unpaid interest. We paid for the redemption primarily with funds from the settlement of our forward sale agreements, described in Note 14—Stockholders’ Equity. We recorded a debt extinguishment loss of $17 million in 2018 due to this redemption.
In December 2017, we redeemed our outstanding senior notes due June 2021 (the “Senior Notes due 2021”) that were originally issued in 2015. The redemption price for the Senior Notes due 2021 was 102.875% of the principal amount, plus accrued and unpaid interest. We paid for the redemption with cash on hand. We recorded a debt extinguishment loss of $23 million in 2017 due to this redemption.
In August 2017, we redeemed our outstanding 7.25% senior notes due 2018 (“Senior Notes due 2018”), that had been assumed in connection with our 2015 acquisition of Con-way Inc. (“Con-way”). The redemption price for the Senior Notes due 2018 was 102.168% of the principal amount, plus accrued and unpaid interest. We paid for the redemption with cash on hand. We recorded a debt extinguishment loss of $5 million in 2017 due to this redemption.
The senior notes bear interest payable semiannually, in cash in arrears. The Senior Notes due 2024 mature on August 15, 2024, the senior notes due September 2023 mature on September 1, 2023 and the Senior Notes due 2022 mature on June 15, 2022.
The senior notes are guaranteed by each of our direct and indirect wholly-owned restricted subsidiaries (other than some excluded subsidiaries) that are obligors under, or guarantee obligations under, our ABL Facility (or certain of its replacements) or guarantee certain of our capital markets indebtedness or any guarantor of the senior notes. The senior notes and its guarantees are unsecured, unsubordinated indebtedness for us and our guarantors. The senior notes contain covenants customary for notes of this nature.
Senior Debentures
We assumed Con-way’s 6.70% Senior Debentures due 2034 (the “Senior Debentures”) with an aggregate principal amount of $300 million when we acquired Con-way. The Senior Debentures bear interest payable semiannually, in cash in arrears, and mature on May 1, 2034. Including amortization of the fair value adjustment recorded on the acquisition date, interest expense on the Senior Debentures is recognized at an annual effective interest rate of 10.96%.

Convertible Senior Notes
We issued approximately three million shares of our common stock to some holders of our convertible senior notes as part of their conversion in 2017. The conversions were allocated to long-term debt and equity in the amounts of $49 million and $50 million, respectively. Some of these transactions represented induced conversions and we paid the holder a market-based premium in cash. Interest expense reflected the negotiated market-based premiums in addition to the difference between the current fair value and the book value of the convertible senior notes.
Trade Securitization Program
In 2017, XPO Logistics Europe entered into a European trade receivables securitization program for a term of three years. Under the terms of this program, XPO Logistics Europe, or one of its wholly-owned subsidiaries in the United Kingdom or France, sold trade receivables to XPO Collections Designated Activity Company Limited (“XCDAL”), a wholly-owned bankruptcy remote special purpose entity of XPO Logistics Europe. The receivables were funded by senior variable funding notes in the same currency as the corresponding receivables. XCDAL was considered a variable interest entity and was consolidated by XPO Logistics Europe based on its control of the entity’s activities. The receivables balance under this program were reported as Accounts receivable on our Consolidated Balance Sheets and the related notes were included in our Long-term debt.
In July 2019, XPO Logistics Europe terminated this trade receivables securitization program and entered into a new trade receivables securitization program for a term of three years. In connection with the termination of the prior program, XPO Logistics Europe paid off all of the notes which had been included in our debt balances. Under the new program, all receivable transfers have been accounted for as sales. For additional information, see Note 2—Basis of Presentation and Significant Accounting Policies.
Unsecured Credit Facility
In December 2018, we entered into a $500 million unsecured credit facility (“Unsecured Credit Facility”). As of December 31, 2018, we had borrowed $250 million. We borrowed an additional $250 million in January 2019. We used the proceeds of both borrowings to finance a portion of our share repurchases described in Note 14—Stockholders’ Equity. In connection with the issuance of the Senior Notes due 2024 described above, we repaid our outstanding obligations under the Unsecured Credit Facility and terminated it in February 2019. We recorded a debt extinguishment loss of $5 million in 2019 in connection with this repayment.
Asset Financing
We use unsecured asset financing arrangements to purchase trucks in Europe. These financing arrangements are denominated in EUR, generally with floating interest rates. As of December 31, 2019, interest rates on asset financing range from 0.85% to 1.22%, with a weighted average interest rate of 1.06%, and initial terms range from five years to 10 years.
13. Employee Benefit Plans
Defined Benefit Pension Plans
We sponsor both funded and unfunded defined benefit pension plans for some employees in the United States. These pension plans include qualified plans that are eligible for beneficial treatment under the Internal Revenue Code and non-qualified plans that provide additional benefits for employees who are impacted by limitations on compensation eligible for benefits available under the qualified plans. We also sponsor a separate defined benefit pension plan for some employees in the United Kingdom. Both the U.S. plans and the U.K. plan do not allow for new plan participants or additional benefit accruals. We also maintain defined benefit pension plans for some of our foreign subsidiaries that are excluded from the disclosures below due to their immateriality.
We measure defined benefit pension plan obligations based on the present value of projected future benefit payments for all participants for services rendered to date. The projected benefit obligation is a measure of benefits attributed to service to date, assuming that the plan continues in effect and that estimated future events (including turnover and mortality) occur. We determine the net periodic benefit costs using assumptions regarding the projected benefit obligation and the fair value of plan assets as of the beginning of the year. Net periodic benefit costs are recorded in

Other expense (income) on our Consolidated Statements of Income. We calculate the funded status of the defined benefit pension plans, which represents the difference between the projected benefit obligation and the fair value of plan assets, on a plan-by-plan basis.
Funded Status of Defined Benefit Pension Plans
The reconciliation of the changes in the plans’ projected benefit obligations as of December 31 was as follows:

	U.S. Plans		U.K. Plan
(In millions)	2019	2018	2019	2018
Projected benefit obligation at beginning of year	$1,659	$1,821	$1,164	$1,305
Interest cost	66	59	29	28
Plan amendment	—	—	—	19
Actuarial loss (gain)	214	(147)	136	(62)
Benefits paid	(77)	(74)	(56)	(56)
Foreign currency exchange rate changes	—	—	50	(70)
Projected benefit obligation at end of year (1)	$1,862	$1,659	$1,323	$1,164

(1)
As of December 31, 2019, the accumulated benefit obligations for the U.K. Plan was equal to the projected benefit obligations. As of December 31, 2018, the accumulated benefit obligations for the U.S. and U.K. plans were equal to the projected benefit obligations.

Actuarial losses were a result of assumption changes, including a decrease in the discount rate, updated mortality projection scales for plan participants and a decrease in assumed inflation for the U.K. plan.
The reconciliation of the changes in the fair value of plan assets as of December 31 was as follows:

	U.S. Plans		U.K. Plan
(In millions)	2019	2018	2019	2018
Fair value of plan assets at beginning of year	$1,582	$1,764	$1,227	$1,390
Actual return on plan assets	353	(113)	138	(35)
Employer contributions	5	5	2	3
Benefits paid	(77)	(74)	(56)	(56)
Foreign currency exchange rate changes	—	—	51	(75)
Fair value of plan assets at end of year	$1,863	$1,582	$1,362	$1,227

The funded status of the plans as of December 31 was as follows:

	U.S. Plans		U.K. Plan
(In millions)	2019	2018	2019	2018
Funded status at end of year	$1	$(77)	$39	$63
Amount recognized in balance sheet:
Long-term assets	$76	$—	$39	$63
Current liabilities	(6)	(5)	—	—
Long-term liabilities	(69)	(72)	—	—
Net amount recognized	$1	$(77)	$39	$63
Plans with projected and accumulated benefit obligation in excess of plan assets:
Projected and accumulated benefit obligation	$75	$1,659	$—	$—
Fair value of plan assets	—	1,582	—	—

The funded status of our qualified plans and non-qualified plans was $76 million and $(75) million, respectively, at December 31, 2019. Qualified plans are eligible for certain beneficial treatment under the Internal Revenue Code (“IRC”), while non-qualified plans do not meet the IRC criteria.

The amounts included in AOCI that have not yet been recognized in net periodic benefit expense as of December 31 were as follows:

	U.S. Plans		U.K. Plan
(In millions)	2019	2018	2019	2018
Actuarial (loss) gain	$(5)	$(53)	$(54)	$5
Prior-service credit	—	—	18	19
AOCI	$(5)	$(53)	$(36)	$24

The net periodic benefit cost and amounts recognized in Other comprehensive income (loss) for the years ended December 31 was as follows:

	U.S. Plans			U.K. Plan
(In millions)	2019	2018	2017	2019	2018	2017
Net periodic benefit (income) expense:
Interest cost	$66	$59	$77	$29	$28	$34
Expected return on plan assets	(90)	(92)	(93)	(58)	(67)	(60)
Amortization of prior-service credit	—	—	—	(1)	(2)	(1)
Recognized AOCI loss due to settlements	—	—	(1)	—	—	—
Net periodic benefit income	$(24)	$(33)	$(17)	$(30)	$(41)	$(27)
Amounts recognized in Other comprehensive income (loss)
Actuarial (gain) loss	$(49)	$58	$(41)	$57	$40	$(72)
Prior-service cost	—	—	—	—	19	—
Reclassification of recognized AOCI gain due to settlements	—	—	1	—	—	—
Reclassification of prior-service credit to net periodic benefit income	—	—	—	1	2	1
(Gain) loss recognized in Other comprehensive income (loss)	$(49)	$58	$(40)	$58	$61	$(71)

The weighted-average assumptions used to determine the net periodic benefit costs and benefit obligations for the year ended December 31 were as follows:

	U.S. Qualified Plans			U.S. Non-Qualified Plans			U.K. Plan
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Discount rate - net periodic benefit costs	4.08%	3.14% - 3.38%	3.83% - 4.35%	3.65% - 3.95%	2.84% - 3.21%	4.35%	2.56%	2.21%	2.70%
Discount rate - benefit obligations	3.35%	4.18% - 4.39%	3.55% - 3.71%	2.72% - 3.20%	3.93% - 4.28%	3.21% - 3.60%	2.04%	2.85%	2.53%
Expected long-term rate of return on plan assets	5.80%	3.00% - 5.40%	2.35% - 5.65%	N/A	N/A	N/A	4.85%	4.95%	5.00%

No rate of compensation increase was assumed as the plans are frozen to additional participant benefit accruals.
Beginning in 2018, we started using a full yield curve approach to estimate the interest cost component of net periodic benefit cost by applying specific spot rates along the yield curve used to determine the benefit obligation to each of the underlying projected cash flows based on time until payment. Before 2018, we estimated the interest cost component by using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation. Our new approach provides a more precise measurement of interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates. The change did not impact the measurement of our U.S. and U.K. pension benefit obligation and has been accounted for as a change in accounting estimate and applied prospectively.
Expected benefit payments for the defined benefit pension plans are summarized below. These estimates are based on assumptions about future events. Actual benefit payments may vary from these estimates.

(In millions)	U.S. Plans	U.K. Plan
Year ending December 31:
2020	$90	$42
2021	93	44
2022	95	46
2023	98	46
2024	100	49
2025-2029	524	268

Plan Assets
U.S. Plans
We manage the assets in the U.S. plans using a long-term liability-driven investment strategy that seeks to mitigate the funded status volatility by increasing exposure to fixed income investments over time. We developed this strategy by analyzing a variety of diversified asset-class combinations with the projected liabilities.
Our investment strategy is to achieve an investment mix of approximately 80% in fixed income securities and 20% of investments in equity securities. The fixed income allocation consists primarily of domestic fixed income securities and targets to hedge more than 90% of domestic projected liabilities. The target allocations for equity securities includes approximately 55% in U.S. equities and approximately 45% in non-U.S. equities. Investments in equity and fixed income securities consist of individual securities held in managed separate accounts and commingled investment funds. Generally, our investment strategy does not include an allocation to cash and cash equivalents but a cash allocation may arise periodically in response to timing considerations regarding contributions, investments, and the payment of benefits and eligible plan expenses. We periodically evaluate our defined benefit plans’ asset portfolios for significant concentrations of risk. Types of investment concentration risks that are evaluated include concentrations in a single entity, industry, foreign country or individual fund manager. As of December 31, 2019, our defined benefit plan assets had no significant concentrations of risk.
Our investment policy does not allow investment managers to use market-timing strategies or financial derivative instruments for speculative purposes but financial derivative instruments are used to manage risk and achieve stated investment objectives for duration, yield curve, credit, foreign exchange and equity exposures. Generally, our investment managers are prohibited from short selling, trading on margin, and trading commodities, warrants or other options, except when acquired as a result of the purchase of another security, or in the case of options, when sold as part of a covered position.
The assumption of 5.80% for the overall expected long-term rate of return on plan assets in 2019 was developed using asset allocation and return expectations. The return expectations are created using long-term historical and expected returns and current market expectations for inflation, interest rates and economic growth.
U.K. Plan
Our U.K. Plan’s assets are separated from our assets and invested by trustees, which include our representatives, with the goal of meeting the U.K. Plan’s projected future pension liabilities. The trustees’ investment objectives are to meet the performance target set in the deficit recovery plan of the U.K. Plan in a risk-controlled framework. The actual asset allocations of the U.K. Plan are in line with the target asset allocations. The implied target asset allocation of the U.K. Plan consists of approximately 60% matching assets (U.K. gilts and cash) and approximately 40% growth and income assets (consisting of a range of pooled funds investing in structured equities, high yield bonds and asset-backed securities). The target asset allocations of the U.K. Plan include acceptable ranges for each asset class.
Collateral assets consist of U.K. fixed-interest gilts, index-linked gilts and cash, which are used to back derivative positions that hedge the sensitivity of the liabilities to changes in interest rates and inflation. On the U.K. Plan Actuary’s Technical Provisions funding basis, approximately 95% of the liability interest rate sensitivity and 105% of the liability inflation sensitivity were hedged as of December 31, 2019. The expected long-term rate of return on plan assets in 2019 was 4.85%. Our approach to determine the expected long-term rate of return on plan assets is consistent with the one we used for the U.S. Plans.
The fair values of investments held in the pension plans by major asset category as of December 31, 2019 and 2018, and the percentage that each asset category comprises of total plan assets were as follows:

(Dollars in millions)	December 31, 2019
Asset category (U.S. Qualified Plans)	Level 1	Level 2	Not Subject to Leveling (1)	Total	Percentage of Plan Assets
Cash and cash equivalents
Short-term investment fund	$—	$—	$24	$24	1.3%
Equity:
U.S. large companies	—	—	140	140	7.5%
U.S. small companies	30	—	—	30	1.6%
International	72	—	75	147	7.9%
Fixed income securities:
Global long-term debt instruments	405	1,108	5	1,518	81.5%
Derivatives	—	4	—	4	0.2%
Total U.S. Plan assets	$507	$1,112	$244	$1,863	100.0%

Asset category (U.K. Plan)
Cash and cash equivalents	$34	$—	$—	$34	2.5%
Fixed income securities	—	773	474	1,247	91.6%
Derivatives	—	(8)	89	81	5.9%
Total U.K. Plan assets	$34	$765	$563	$1,362	100.0%

(1)
Investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient are not classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented for the total defined benefit pension plan assets.

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

(1)
Investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient are not classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented for the total defined benefit pension plan assets.

(2)
The fair value of the fund is based on the fair value of the underlying assets, substantially all of which is invested in the York Credit Opportunities Master Fund, L.P., an exempted limited partnership formed under the laws of the Cayman Islands. The fund offers very limited liquidity with redemption only allowed on the anniversary of investment with 60 days’ prior notice.

For the periods ended December 31, 2019 and 2018, we had no investments held in the pension plans within Level 3 of the fair value hierarchy. Our common stock was not a plan asset as of December 31, 2019 or 2018. The U.S. Non-Qualified Pension Plans are unfunded.
Funding
Our funding practice is to evaluate our tax and cash position, and the funded status of our plans, in determining our planned contributions. We estimate that we will contribute $5 million to our U.S. non-qualified plans and $3 million to our U.K. plan in 2020 but this could change based on variations in interest rates, asset returns and other factors.
Defined Contribution Retirement Plans
Our costs for defined contribution retirement plans were $70 million, $66 million and $62 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Postretirement Medical Plan
We provide health benefits through a postretirement medical plan for eligible employees hired before 1993 (the “Postretirement Plan”).

Funded Status of Postretirement Medical Plan
The reconciliation of the changes in the plan’s benefit obligation and the determination of the amounts recognized on our Consolidated Balance Sheets were as follows:

	As of December 31,
(In millions)	2019	2018
Projected benefit obligation at beginning of year	$34	$40
Interest cost on projected benefit obligation	1	1
Actuarial loss (gain)	9	(5)
Participant contributions	1	2
Benefits paid	(4)	(4)
Projected and accumulated benefit obligation at end of year	$41	$34
Funded status of the plan	$(41)	$(34)
Amounts recognized in the balance sheet consist of:
Current liabilities	$(3)	$(3)
Long-term liabilities	(38)	(31)
Net amount recognized	$(41)	$(34)
Discount rate assumption as of December 31	3.09%	4.21%

The amounts included in AOCI that have not yet been recognized in net periodic benefit expense as of December 31 were as follows:

(In millions)	2019	2018
Actuarial gain (loss)	$2	$12
AOCI	$2	$12

Net Periodic Benefit Expense for Postretirement Medical Plan

	Years Ended December 31,
(In millions, except discount rate)	2019	2018	2017
Service cost - benefits earned during the year	$—	$1	$—
Interest cost on projected benefit obligation	1	1	2
Amortization of actuarial gain	(2)	(1)	—
Net periodic benefit (gain) expense	$(1)	$1	$2
Discount rate assumption used to calculate interest cost	3.87% - 4.36%	3.11% - 3.67%	3.90%

Expected benefit payments, which reflect expected future service, as appropriate, are summarized below. These estimates are based on assumptions about future events. Actual benefit payments may vary from these estimates.

(In millions)	Benefit Payments
Year ending December 31:
2020	$3
2021	3
2022	3
2023	4
2024	4
2025-2029	15

14. Stockholders’ Equity
Our Board of Directors is authorized to establish one or more series of preferred stock. At December 31, 2019 and 2018, only our Series A Convertible Perpetual Preferred Stock is outstanding.
Series A Convertible Perpetual Preferred Stock and Warrants
We issued to some investors 75,000 shares of the Series A Preferred Stock with an initial liquidation preference of $1,000 per share, which are convertible into shares of our common stock at a conversion price of $7.00 per common share (subject to customary anti-dilution adjustments). We also issued to some investors warrants exercisable for shares of our common stock at an initial exercise price of $7.00 per common share (subject to customary anti-dilution adjustments). As of December 31, 2019, our outstanding preferred stock is convertible into 10 million shares of our common stock and our outstanding warrants are exercisable for an aggregate of 10 million shares of our common stock. Our preferred stock ranks senior to our common stock with respect to dividend and liquidation rights. Our preferred stock pays quarterly cash dividends equal to the greater of: (i) the “as-converted” dividends on our underlying common stock for the relevant quarter and (ii) 4% of the then-applicable liquidation preference per annum. Our preferred stock is not redeemable.
Equity Offering and Forward Sale Agreements
In July 2017, we completed a registered underwritten offering of 11 million shares of our common stock at a public offering price of $60.50 per share (the “Offering”). Of the 11 million shares of common stock, we offered five million shares directly and six million shares were offered in connection with forward sale agreements (the “Forward Sale Agreements”). The Offering closed in July 2017 and we received $290 million of proceeds ($288 million net of fees and expenses) from the sale of the five million shares. We used the net proceeds for general corporate purposes. In July 2018, we settled the forward sales in full by delivering six million shares of our common stock to the counterparties in the agreements and received $349 million of net cash proceeds. We used these net cash proceeds to repay our Senior Notes due 2022 as described above.
Share Repurchases
In December 2018, our Board of Directors authorized the repurchase of up to $1 billion of our common stock (the “2018 Program”), which was completed in the first quarter of 2019. The share repurchases were funded by our Unsecured Credit Facility and our available cash.
In February 2019, our Board of Directors authorized additional repurchases of up to $1.5 billion of our common stock (the “2019 Program”). The 2019 authorization permits us to purchase shares in both the open market and in private transactions, with the timing and number of shares dependent on a variety of factors, including price, general business conditions, market conditions, alternative investment opportunities and funding considerations. We are not obligated to repurchase any specific number of shares and may suspend or discontinue the program at any time. The share purchases under the 2019 Program were funded by our available cash and proceeds from our new debt offerings.

Information regarding our shares repurchased, based on settlement date, were as follows:

	Years Ended December 31,
(In millions, except per share data)	2019		2018
	2019 Program	2018 Program	2018 Program
Shares purchased and retired	17	8	10
Aggregate value	$883	$464	$536
Average price per share	$50.70	$59.47	$53.46
Remaining authorization	$617	$—	$464

15. Stock-Based Compensation
We grant various types of stock-based compensation awards to directors, officers and key employees under our 2016 incentive plan. These awards include stock options, restricted stock units, performance-based units, cash incentive awards and other equity-related awards (collectively, “Awards”).
The 2016 plan authorizes the issuance of up to 5.4 million shares of our common stock as Awards. Shares awarded may consist of authorized and unissued shares or treasury shares. The 2016 plan will terminate on May 15, 2029, unless terminated earlier by our board of directors. As of December 31, 2019, 1.8 million shares of our common stock were available for the grant of Awards under the 2016 plan.
Our employee stock purchase plan offers eligible U.S. and some non-U.S. employees, excluding our executive officers and directors, the right to purchase our common stock through payroll deductions up to 10% of each employee’s compensation. Shares are purchased at 5% below fair market value on the last trading day of each six-month offering period. Employees must hold the stock for a minimum of three months from the date of purchase. The plan authorizes the purchase of up to two million shares of our common stock. The plan will terminate in October 2027, unless terminated earlier by our board of directors. We do not recognize stock-based compensation expense as the plan is non-compensatory. At December 31, 2019, two million shares of our common stock were available for purchase under the plan.
Our stock-based compensation expense is recorded in SG&A on our Consolidated Statements of Income:

	Years ended December 31,
(In millions)	2019	2018	2017
Restricted stock units	$30	$21	$12
Performance-based restricted stock units	6	9	10
Cash-settled performance-based restricted stock units	31	19	55
Other	—	—	2
Total stock-based compensation expense	$67	$49	$79
Tax benefit on stock-based compensation	(2)	(22)	(8)

Stock Options
Our stock options typically vest over three to five years after the grant date for our employees and officers and one year after the grant date for our board of directors. The stock options have a 10-year contractual term and the exercise price equals our stock price on the grant date. We have not granted stock options since 2016.

A summary of stock option award activity for the year ended December 31, 2019 is presented below:

	Stock Options
	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Term
Outstanding as of December 31, 2018	702,318	$12.70	3.05
Granted	—	—
Exercised	(125,125)	14.46
Forfeited	(1,438)	22.83
Outstanding as of December 31, 2019	575,755	$12.29	2.47
Options exercisable as of December 31, 2019	575,755	$12.29	2.47

The intrinsic value of options outstanding and exercisable as of December 31, 2019 was $39 million, respectively.
The total intrinsic value of options exercised during 2019, 2018 and 2017 was $6 million, $11 million and $9 million, respectively. The total cash received from options exercised during 2019, 2018 and 2017 was $1 million, respectively.
Restricted Stock Units and Performance-Based Restricted Stock Units
We grant RSUs and PRSUs to our key employees, officers and directors with various vesting requirements. RSUs generally vest based on the passage of time (service conditions) and PRSUs generally vest based on the achievement of our financial targets (performance conditions). PRSUs may also be subject to stock price (market conditions) and employment conditions. The holders of the RSUs and PRSUs do not have the rights of a stockholder and do not have voting rights until the shares are issued and delivered in settlement of the awards.
The number of RSUs and PRSUs vested includes shares of our common stock that we withheld on behalf of our employees to satisfy the minimum tax withholdings. We estimate the fair value of PRSUs subject to market-based vesting conditions using a Monte Carlo simulation lattice model.
A summary of RSU and PRSU award activity for the year ended December 31, 2019 is presented below:

	RSUs		PRSUs
	Number of RSUs	Weighted-Average Grant Date Fair Value	Number of PRSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2018	1,085,628	$68.24	1,036,925	$43.51
Granted	1,148,380	50.85	1,030,368	15.93
Vested	(195,609)	65.62	(407,245)	30.40
Forfeited and canceled	(308,984)	72.90	(75,783)	35.21
Outstanding as of December 31, 2019	1,729,415	$56.17	1,584,265	$29.35
The total fair value of RSUs that vested during 2019, 2018 and 2017 was $13 million, $30 million and $23 million, respectively, measured at the weighted-average grant date fair value. All of the outstanding RSUs as of December 31, 2019 vest subject to service conditions.
The total fair value of PRSUs that vested during 2019, 2018 and 2017 was $23 million, $96 million and $8 million, respectively, measured at the weighted-average grant date fair value. Of the outstanding PRSUs as of December 31, 2019, 418,342 vest subject to service and a combination of market and performance conditions and 1,165,923 vest subject to service and performance conditions.
As of December 31, 2019, unrecognized compensation cost related to non-vested RSUs and PRSUs of $63 million is anticipated to be recognized over a weighted-average period of approximately 2.65 years.
Cash-Settled Performance-Based Restricted Stock Units
We grant cash-settled PRSUs to some key employees and executive officers. The PRSUs vest based on the passage of time and are settled in cash either ratably over a two to four year period or cliff vest at the end of three to four years. The awards may also be subject to the achievement of performance targets and employment conditions. The awards are classified as liabilities and the fair value is based on the closing price of our common stock at grant date and is re-measured each reporting date until settlement. We recognize compensation expense for cash-settled PRSUs over the performance periods based on the probability of achieving the performance conditions and the closing price of our common stock. As of December 31, 2019 and 2018, we had recognized accrued liabilities of $30 million and $18 million, respectively, using a fair value per PRSU of $79.70 and $57.04, respectively.
A summary of cash-settled PRSU award activity for the year ended December 31, 2019 is presented below:

Number of Cash-Settled PRSUs
Outstanding as of December 31, 2018	753,276
Granted	—
Vested	(317,949)
Forfeited and canceled	—
Outstanding as of December 31, 2019	435,327

As of December 31, 2019, we had $4 million of unrecognized compensation cost related to non-vested cash-settled PRSU compensation that is anticipated to be recognized in 2020; this will vary based on changes in our common stock price and the probability of achieving performance targets in future periods.
16. Income Taxes
Income (loss) before taxes related to our U.S. and foreign operations was as follows:

	Years Ended December 31,
(In millions)	2019	2018	2017
U.S.	$379	$319	$278
Foreign	190	247	(17)
Income before income tax provision (benefit)	$569	$566	$261

The income tax provision (benefit) is comprised of the following:

	Years Ended December 31,
(In millions)	2019	2018	2017
Current:
U.S. Federal	$18	$2	$2
State	3	6	(3)
Foreign	62	69	59
Total current income tax provision	$83	$77	$58
Deferred:
U.S. Federal (1)	$52	$57	$(134)
State	—	2	(2)
Foreign (2) (3)	(6)	(14)	(21)
Total deferred income tax provision (benefit)	46	45	(157)
Total income tax provision (benefit)	$129	$122	$(99)

(1)
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act includes numerous changes to existing U.S. tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%. The rate reduction became effective January 1, 2018. As a result, we recorded a tax benefit of $173 million in the fourth quarter of 2017 related to the revaluation of our net deferred tax liabilities. We did not record any changes during the measurement period.

(2)
On December 29, 2019, a law was published in France modifying the phases of previously enacted rate reductions. Consequently, we recorded a tax expense of $3 million in the fourth quarter of 2019 related to the revaluation of our net deferred tax liabilities due to the expected recognition of these liabilities.

(3)
On December 31, 2017, a law was published in France enacting a rate reduction from 34.4% to 25.8% to be phased in over five years starting in 2018. On December 29, 2017, a law was published in Belgium enacting a tax rate reduction from 34% to 25% to be phased in over three years starting in 2018. Consequently, we recorded a tax benefit of $10 million in the fourth quarter of 2017 related to the revaluation of our net deferred tax liabilities.

The effective tax rate reconciliations were as follows:

	Years Ended December 31,
	2019	2018	2017
U.S. federal statutory tax rate	21.0%	21.0%	35.0%
State taxes, net of U.S. federal benefit	0.7	1.2	(1.2)
Foreign rate differential	(0.3)	(1.1)	(6.7)
Foreign operations (1)	2.9	8.3	(0.1)
Valuation allowance	0.1	(3.7)	0.8
Changes in uncertain tax positions	(0.9)	—	5.1
Effect of law changes (2) (3)	0.6	—	(70.2)
Stock-based compensation	(0.3)	(3.8)	(3.3)
Other	(1.2)	(0.3)	2.4
Effective tax rate	22.6%	21.6%	(38.2)%

(1)	Foreign operations include the net impact of the changes to foreign valuation allowances, the cost of foreign inclusion net of foreign tax credits, and permanent items related to foreign operations.

(2)	In 2019, there were tax rate changes in France.

(3)	In 2017, there were tax rate changes in the U.S., France and Belgium.

Components of the Net Deferred Tax Asset or Liability
The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and deferred tax liability were as follows:

	Years Ended December 31,
(In millions)	2019	2018
Deferred tax asset
Net operating loss and other tax attribute carryforwards	$129	$154
Accrued expenses	45	60
Pension and other retirement obligations	17	25
Other	59	62
Total deferred tax asset	250	301
Valuation allowance	(69)	(73)
Total deferred tax asset, net	181	228
Deferred tax liability
Intangible assets	(297)	(330)
Property and equipment	(324)	(299)
Other	(46)	(35)
Total deferred tax liability	(667)	(664)
Net deferred tax liability	$(486)	$(436)

The deferred tax asset and deferred tax liability above are reflected on our Consolidated Balance Sheets as follows:

	December 31,
(In millions)	2019	2018
Other long-term assets	$9	$8
Deferred tax liability	(495)	(444)
Net deferred tax liability	$(486)	$(436)

Investments in Foreign Subsidiaries
As a result of the Tax Act, we decided to apply a partial indefinite reversal assertion to pre-2018 earnings and profits that have been invested back into the foreign businesses. We also decided not to apply an indefinite reversal assertion on all 2018 and future years’ earnings and profits.

Operating Loss and Tax Credit Carryforwards

		December 31,
(In millions)	Expiration Date	2019	2018
Federal net operating losses for all U.S. operations (including those of minority owned subsidiaries)	2032 - 2037 (1)	$72	$82
Tax effect (before federal benefit) of state net operating losses	Various times starting in 2020 (1)	26	26
Federal tax credit carryforwards	Various times starting in 2032 (1)	4	16
State tax credit carryforward	Various times starting in 2020 (1)	10	8
Foreign net operating losses available to offset future taxable income	Various times starting in 2020 (1)	379	382

(1)	Some credits and losses have unlimited carryforward periods.
Valuation Allowance
We established a valuation allowance for some of our deferred tax assets, as it is more-likely-than-not that these assets will not be realized in the foreseeable future. We concluded that the remaining deferred tax assets will more-likely-than-not be realized, though this is not assured, and as such no valuation allowance has been provided on these assets.
The balances and activity related to our valuation allowance were as follows:

(In millions)	Beginning Balance	Additions	Reductions/ Charges	Ending Balance
Year Ended December 31, 2019	$73	$—	$(4)	$69
Year Ended December 31, 2018	93	—	(20)	73
Year Ended December 31, 2017	83	29	(19)	93

Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits (“UTB”) is as follows:

	Years Ended December 31,
(In millions)	2019	2018	2017
Beginning balance	$23	$25	$15
Additions for tax positions of the current period	—	1	2
Additions for tax positions of prior years	3	2	17
Reductions for tax positions of prior years	(7)	(3)	—
Settlements with tax authorities	(1)	—	(3)
Reductions due to the statute of limitations	(1)	(1)	(6)
Currency translation adjustment	—	(1)	—
Ending balance	$17	$23	$25
Interest and penalties	7	6	5
Gross unrecognized tax benefits	$24	$29	$30

Total UTB that, if recognized, would impact the effective income tax rate as of the end of the year	$16	$22	$23

We could reflect a reduction to unrecognized tax benefits of $3 million over the next 12 months due to the statute of limitations lapsing on positions or because tax positions are sustained on audit.
We are subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2019, we have no tax years under examination by the Internal Revenue Service (“IRS”). We have various U.S. state and local examinations and non-U.S. examinations in process. The U.S. federal tax returns after 2008, state and local returns after 2012, and non-U.S. returns after 2008 are open under relevant statutes of limitations and are subject to audit.
17. Earnings per Share
We compute basic and diluted earnings per share using the two-class method, which allocates earnings to participating securities. The participating securities consist of our Series A Convertible Perpetual Preferred Stock. The undistributed earnings are allocated between common shares and participating securities as if all earnings had been distributed during the period. Losses are not allocated to the preferred shares.
The computations of basic and diluted earnings per share were as follows:

	Years Ended December 31,
(In millions, except per share data)	2019	2018	2017
Basic earnings per common share
Net income attributable to XPO	$419	$422	$340
Series A preferred stock dividends	(3)	(3)	(3)
Non-cash allocation of undistributed earnings	(37)	(29)	(25)
Net income attributable to common shares, basic	$379	$390	$312

Basic weighted-average common shares	96	123	115
Basic earnings per share	$3.95	$3.17	$2.72

Diluted earnings per common share
Net income attributable to common shares, basic	$379	$390	$312
Interest from Convertible Senior Notes	—	—	1
Net income attributable to common shares, diluted	$379	$390	$313

Basic weighted-average common shares	96	123	115
Dilutive effect of Convertible Senior Notes	—	—	2
Dilutive effect of non-participating stock-based awards and equity forward	10	12	11
Diluted weighted-average common shares	106	135	128

Diluted earnings per share	$3.57	$2.88	$2.45

Potential common shares excluded	10	10	10

Certain shares were not included in the computation of diluted earnings per share because the effect was anti-dilutive.
18. Commitments and Contingencies
We are involved, and will continue to be involved, in numerous proceedings arising out of the conduct of our business. These proceedings may include claims for property damage or personal injury incurred in connection with the transportation of freight, claims regarding anti-competitive practices, and employment-related claims, including claims involving asserted breaches of employee restrictive covenants and tortious interference with contracts. These matters also include numerous purported class action, multi-plaintiff and individual lawsuits, and administrative proceedings that claim either that our owner-operators or contract carriers should be treated as employees, rather than independent contractors, or that some of our drivers were not paid for all compensable time or were not provided with required meal or rest breaks. These lawsuits and proceedings may seek substantial monetary damages (including claims for unpaid wages, overtime, failure to provide meal and rest periods, unreimbursed business expenses and other items), injunctive relief, or both.
We establish accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. We review and adjust accruals for loss contingencies quarterly and as additional information becomes available. If a loss is not both probable and reasonably estimable, or if an exposure to loss exists in excess of the amount accrued, we assess whether there is at least a reasonable possibility that a loss, or additional loss, may have been incurred. If there is a reasonable possibility that a loss, or additional loss, may have been incurred, we disclose the estimate of the possible loss or range of loss if it is material and an estimate can be made, or disclose that such an estimate cannot be made. The determination as to whether a loss can reasonably be considered to be possible or probable is based on our assessment, together with legal counsel, regarding the ultimate outcome of the matter.
We believe that we have adequately accrued for the potential impact of loss contingencies that are probable and reasonably estimable. We do not believe that the ultimate resolution of any matters to which we are presently a party will have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our financial condition, results of operations or cash flows. Legal costs incurred related to these matters are expensed as incurred.
We carry liability and excess umbrella insurance policies that we deem sufficient to cover potential legal claims arising in the normal course of conducting our operations as a transportation and logistics company. The liability and excess umbrella insurance policies generally do not cover the misclassification claims described in this note. In the event we are required to satisfy a legal claim outside the scope of the coverage provided by insurance, our financial condition, results of operations or cash flows could be negatively impacted.
Intermodal Drayage Classification Claims
Certain of our intermodal drayage subsidiaries received notices from the California Labor Commissioner, Division of Labor Standards Enforcement (the “DLSE”), that a total of approximately 150 owner-operators contracted with these subsidiaries filed claims in 2012 with the DLSE. These owner-operators asserted that they should be classified as employees, rather than independent contractors. These claims seek reimbursement for the owner-operators’ business expenses, including fuel, tractor maintenance and tractor lease payments. Decisions were rendered in June 2015 by a DLSE hearing officer with respect to claims of five plaintiffs, resulting in awards in an aggregate amount of approximately $1 million, following which we appealed the decisions in the U.S. District Court for the Central District of California (“Central District Court”). On May 16, 2017, the Central District Court issued judgment finding that the five claimants were employees rather than independent contractors and awarded an aggregate of approximately $1 million plus post-judgment interest and attorneys’ fees to the claimants. We appealed this judgment, but on February 20, 2019, the United States Court of Appeals for the Ninth Circuit declined to consider the appeal on technical grounds. In addition, separate decisions were rendered in April 2017 by a DLSE hearing officer in claims involving four additional plaintiffs, resulting in an award for the plaintiffs in an aggregate amount of approximately $1 million. We appealed this decision to the California Superior Court, Long Beach, and the court ultimately entered judgment in favor of the four plaintiffs for approximately $812 thousand on September 27, 2019. The remaining DLSE claims (the “Pending DLSE Claims”) were transferred to California Superior Court, Los Angeles in three separate actions involving approximately 170 claimants, including the claimants mentioned above who originally filed claims in 2012. We have reached an agreement to settle the majority of the Pending DLSE Claims, the settlement payment has been made, and the settled claims have been dismissed. In addition, some of our intermodal drayage subsidiaries are party to putative class action litigations, individual and multi-plaintiff lawsuits, and administrative claims in California brought by independent contract carriers who contracted with these subsidiaries. In these matters, the contract carriers assert that they should be classified as employees, rather than independent contractors. We believe that we have adequately accrued for the potential impact of loss contingencies that are probable and reasonably estimable relating to the claims referenced above. We are unable at this time to estimate the amount of the possible loss or range of loss, if any, in excess of our accrued liability that we may incur as a result of these claims given, among other reasons, that the range of potential loss could be impacted substantially by future rulings by the courts involved, including on the merits of the claims.
Last Mile Logistics Classification Claims
Some of our last mile logistics subsidiaries are party to several putative class action litigations brought by independent contract carriers who contracted with these subsidiaries. In these litigations, the contract carriers, and in some cases the contract carriers’ employees, assert that they should be classified as employees, rather than independent contractors. The particular claims asserted vary from case to case, but the claims generally allege unpaid wages, unpaid overtime, or failure to provide meal and rest periods, and seek reimbursement of the contract carriers’ business expenses. The cases include four related matters pending in the Federal District Court, Northern District of California: Ron Carter, Juan Estrada, Jerry Green, Burl Malmgren, Bill McDonald and Joel Morales v. XPO Logistics, Inc. (“Carter”), filed in March 2016; Ramon Garcia v. Macy’s and XPO Logistics Inc. (“Garcia”), filed in July 2016; Kevin Kramer v. XPO Logistics Inc. (“Kramer”), filed in September 2016; and Hector Ibanez v. XPO Last Mile, Inc. (“Ibanez”), filed in May 2017. We reached agreements to settle the Carter, Garcia, Kramer and Ibanez matters and have accrued the full amount of the settlements. The Carter settlement received final court approval on October 18, 2019, and the settlement has been paid. The parties await final approval of the settlements in the other matters. As for the other pending lawsuits, we believe that we have adequately accrued for the potential impact of loss contingencies that are probable and reasonably estimable. We are unable at this time to estimate the amount of the possible loss or range of loss, if any, in excess of our accrued liability that we may incur as a result of these claims given, among other reasons, that the number and identities of plaintiffs in these lawsuits are uncertain and the range of potential loss could be impacted substantially by future rulings by the courts involved, including on the merits of the claims.
Shareholder Litigation
On December 14, 2018, two putative class actions were filed in the U.S. District Court for the District of Connecticut and the U.S. District Court for the Southern District of New York against us and some of our current and former executives, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, and Section 20(a) of the Exchange Act, based on alleged material misstatements and omissions in our public filings with the U.S. Securities and Exchange Commission. On January 7, 2019, the plaintiff in one of the class actions, Leeman v. XPO Logistics, Inc. et al., No. 1:18-cv-11741 (S.D.N.Y.), voluntarily dismissed the action without prejudice. In the other putative class action, Labul v. XPO Logistics, Inc. et al., No. 3:18-cv-02062 (D. Conn.), which is pending in the U.S. District Court for the District of Connecticut, on April 2, 2019, the court appointed Local 817 IBT Pension Fund, Local 272 Labor-Management Pension Fund, and Local 282 Pension Trust Fund and Local 282 Welfare Trust Fund (together, the “Pension Funds”) as lead plaintiffs. On June 3, 2019, the Pension Funds, with additional plaintiff Norfolk County Retirement System, filed a consolidated class action complaint against us and some of our current and former executives, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, Section 20(a) of the Exchange Act, and Sections 11 and 15 of the Securities Act, based on alleged material misstatements and omissions in our public filings with the U.S. Securities and Exchange Commission. Defendants moved to dismiss the consolidated class action complaint on August 2, 2019. On November 4, 2019, the court dismissed the consolidated class action complaint without prejudice to the filing of an amended complaint. The Pension Funds, on January 3, 2020, filed a first amended consolidated class action complaint against us and a current executive, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, and Section 20(a) of the Exchange Act. Defendants’ deadline to respond to or move against the amended complaint is March 3, 2020.
Also, on May 13, 2019, Adriana Jez filed a purported shareholder derivative action captioned Jez v. Jacobs, et al., No. 19-cv-889-RGA (D. Del.) (“Jez complaint”) in the U.S. District Court for the District of Delaware, alleging breaches of fiduciary duty, unjust enrichment, waste of corporate assets, and violations of the Exchange Act against some of our current and former directors and officers, with the company as a nominal defendant. On May 24, 2019, Erin Candler filed a purported shareholder derivative action with substantially similar claims and allegations against the same parties, captioned Candler v. Jacobs, et al., No. 19-cv-959-CFC (D. Del.), also in the U.S. District Court for the District of Delaware. On June 14, 2019, the two actions were consolidated for all purposes (“consolidated action”). On September 27, 2019, plaintiffs in the consolidated action filed a consolidated shareholder derivative complaint. On the same date, Kevin Rose filed a purported shareholder derivative action with substantially similar claims and allegations against the same parties, captioned Rose v. Jacobs, et al., No. 19-cv-1815-RGA (D. Del.), also in the U.S. District Court for the District of Delaware. On December 12, 2019, the court ordered that the Rose action be consolidated into the consolidated action. On January 27, 2020, plaintiffs designated the Jez complaint as the operative complaint in the consolidated cases. Defendants’ deadline to respond to or move against the operative complaint is February 26, 2020.
We believe these suits are without merit and we intend to defend the company vigorously against the allegations. We are unable at this time to determine the amount of the possible loss or range of loss, if any, that we may incur as a result of these matters.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and acting chief financial officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2019. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2019, such that the information required to be included in our SEC reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to XPO, including our consolidated subsidiaries; and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our chief executive officer and acting chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2019.
KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an audit report, which is included elsewhere within this Form 10-K, on the effectiveness of our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 of Part III of Form 10-K (other than certain information required by Item 401 of Regulation S-K with respect to our executive officers, which is provided under Item 1 of Part I of this Annual Report on Form 10-K) will be set forth in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.
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
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 of Part III of Form 10-K will be set forth in our Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 of Part III of Form 10-K, including information regarding security ownership of certain beneficial owners and management and information regarding securities authorized for issuance under equity compensation plans, will be set forth in our Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 13 of Part III of Form 10-K will be set forth in our Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 of Part III of Form 10-K will be set forth in our Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

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

2.1
Investment Agreement, dated June 13, 2011, by and among Jacobs Private Equity, LLC (“JPE”), each of the other investors party thereto and the registrant (incorporated herein by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2011).

3.1
Amended and Restated Certificate of Incorporation of the registrant, dated May 17, 2005 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the registrant, dated May 31, 2006 (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the SEC on June 7, 2006).

3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the registrant, dated June 20, 2007 (incorporated herein by reference to Exhibit 3(i) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

3.4
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the registrant, dated September 1, 2011 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 6, 2011 (the “September 2011 Form 8-K”)).

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

3.7
2nd Amended and Restated Bylaws of the registrant, dated August 30, 2007 (incorporated herein by reference to Exhibit 3(ii) to the registrant’s Current Report on Form 8-K/A filed with the SEC on September 14, 2007).

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

4.3
Registration Rights Agreement, dated September 2, 2011, by and among JPE, each of the other holders and designated secured lenders party thereto and the registrant (incorporated herein by reference to Exhibit 4.3 to the September 2011 Form 8-K).

4.4
Certificate of Designation of Series B Convertible Perpetual Preferred Stock of the registrant, dated September 16, 2014 (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2014).

4.5
Indenture, dated June 9, 2015, between the registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee, The Bank of New York Mellon, London Branch as London Paying Agent and The Bank of New York Mellon (Luxembourg) S.A. as Luxembourg Paying Agent (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2015).

4.6
Certificate of Designation of Series C Convertible Perpetual Preferred Stock of the registrant, dated June 3, 2015 (incorporated herein by reference to Exhibit 4.2 to the registrant’s Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on June 26, 2015).

4.7
Indenture, dated August 25, 2016, between the registrant, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 26, 2016).

4.8
Indenture, dated February 22, 2019, by and among the registrant, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2019).

4.9 *	Description of Common Stock.

10.1 +	2001 Amended and Restated Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 filed with the SEC on May 20, 2010).

10.2 +
Form of Restricted Stock Unit Award Agreement (Service-Vesting) (2011 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.18 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Fiscal Year 2011 Form 10-K”)).

10.3 +	Form of Performance-Based Restricted Stock Unit Award Agreement (2011 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.19 to the Fiscal Year 2011 Form 10-K).

10.4 +	Form of Option Award Agreement (2011 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.20 to the Fiscal Year 2011 Form 10-K).

10.5 +
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (2011 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.21 to the Fiscal Year 2011 Form 10-K).

10.6 +	Form of Option Award Agreement for Non-Employee Directors (2011 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.22 to the Fiscal Year 2011 Form 10-K).

10.7 +	Form of Option Award Agreement (2001 Amended and Restated Stock Option Plan) (grants through May 2011) (incorporated herein by reference to Exhibit 10.24 to the Fiscal Year 2011 Form 10-K).

10.8 +
Amended and Restated 2011 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit A to the registrant’s definitive proxy statement on Schedule 14A filed with the SEC on April 27, 2012).

10.9 +
Form of Performance-Based Restricted Stock Unit Award Agreement (Amended and Restated 2011 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 20, 2014).

Exhibit Number	Description

10.10 +
Form of Restricted Stock Unit Award Agreement (Amended and Restated 2011 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on March 20, 2014).

10.11 +
Form of Performance-Based Restricted Stock Unit Award Agreement (Amended and Restated 2011 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed with the SEC on February 11, 2016 (the “February 2016 Form 8-K”)).

10.12 +
Form of Amendment to PRSU Agreements, dated March 7, 2016 (Amended and Restated 2011 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 8, 2016).

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

10.17 +
Performance-Based Restricted Stock Unit Award Agreement, dated August 9, 2018, between the registrant and Sarah J.S. Glickman (incorporated herein by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed with the SEC on November 5, 2018).

10.18 +
Form of Performance-Based Restricted Stock Unit Award Agreement (2016 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed with the SEC on November 5, 2018).

10.19 +
Amendment Letter, dated December 31, 2018, to Performance-Based Restricted Stock Unit Award Agreement, dated February 9, 2016, between the registrant and Bradley S. Jacobs (incorporated herein by reference to Exhibit 10.21 to the Fiscal Year 2018 Form 10-K).

10.20 +
Amendment Letter, dated December 31, 2018, to Performance-Based Restricted Stock Unit Award Agreement, dated February 9, 2016, between the registrant and Troy A. Cooper (incorporated herein by reference to Exhibit 10.22 to the Fiscal Year 2018 Form 10-K).

10.21 +
Amendment Letter, dated December 31, 2018, to Performance-Based Restricted Stock Unit Award Agreement, dated February 9, 2016, between the registrant and Mario Harik (incorporated herein by reference to Exhibit 10.23 to the Fiscal Year 2018 Form 10-K).

10.22 +
Amendment No. 1 to the XPO Logistics, Inc. 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Annex B to the registrant’s definitive proxy statement on Schedule 14A filed with the SEC on April 22, 2019).

10.23 +
Form of Performance-Based Restricted Unit Award Agreement (Amended 2016 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the SEC on August 1, 2019).

10.24 +	Form of Employment Agreement, dated February 9, 2016, (incorporated herein by reference to Exhibit 10.1 to the February 2016 Form 8-K).

Exhibit Number	Description

10.25 +	Exhibit A to Employment Agreement, dated February 9, 2016, between the registrant and Bradley S. Jacobs, (incorporated herein by reference to Exhibit 10.2 to the February 2016 Form 8-K).

10.26 +	Exhibit A to Employment Agreement, dated February 9, 2016, between the registrant and Troy A. Cooper (incorporated herein by reference to Exhibit 10.3 to the February 2016 Form 8-K).

10.27 +	Exhibit A to Employment Agreement, dated February 9, 2016, between the registrant and John J. Hardig, (incorporated herein by reference to Exhibit 10.4 to the February 2016 Form 8-K).

10.28 +	Exhibit A to Employment Agreement, dated February 9, 2016, between the registrant and Scott B. Malat, (incorporated herein by reference to Exhibit 10.6 to the February 2016 Form 8-K).

10.29 +
Exhibit A to Employment Agreement, dated February 9, 2016, between the registrant and Mario A. Harik (incorporated herein by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.30 +
Employment Agreement, dated April 19, 2018, between the registrant and Kenneth R. Wagers III (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 24, 2018).

10.31 +
Amendment, dated June 5, 2019, to Employment Agreement, dated February 9, 2016, between the registrant and Bradley S. Jacobs (incorporated herein by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the SEC on August 1, 2019).

10.32 +
Amendment, dated June 5, 2019, to Employment Agreement, dated February 9, 2016, between the registrant and Troy A. Cooper (incorporated herein by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the SEC on August 1, 2019).

10.33 +
Amendment, dated June 5, 2019, to Employment Agreement, dated February 9, 2016, between the registrant and Mario A. Harik (incorporated herein by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the SEC on August 1, 2019).

10.34 +
Employment Agreement, dated June 5, 2019, between the registrant and Sarah J.S. Glickman (incorporated herein by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the SEC on August 1, 2019).

10.35	XPO Logistics, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Annex A to the registrant’s definitive proxy statement on Schedule 14A filed with the SEC on November 20, 2017).

10.36	Amendment No. 1, dated December 4, 2018, to the XPO Logistics, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.18 to the Fiscal Year 2018 Form 10-K).

10.37
Second Amended and Restated Revolving Loan Credit Agreement, dated October 30, 2015, by and among the registrant and certain subsidiaries signatory thereto, as borrowers, other credit parties signatory thereto, Morgan Stanley Senior Funding, Inc., as agent, and the Lenders from time to time party thereto (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 2, 2015).

10.38
Senior Secured Term Loan Credit Agreement, dated October 30, 2015, by and among the registrant, certain subsidiaries signatory thereto, Morgan Stanley Senior Funding, Inc., as agent, and the Lenders from time to time party thereto (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on November 2, 2015).

10.39
Incremental and Refinancing Amendment (Amendment No. 1 to Senior Secured Term Loan Credit Agreement), dated August 25, 2016, by and among the registrant, the subsidiaries signatory thereto, as guarantors, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 26, 2016).

Exhibit Number	Description

10.40
Refinancing Amendment (Amendment No. 2 to Senior Secured Term Loan Credit Agreement), dated March 10, 2017, by and among the registrant, the subsidiaries signatory thereto, as guarantors, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 13, 2017).

10.41
Amendment No. 1 to Second Amended and Restated Revolving Loan Credit Agreement, dated July 19, 2017, by and among the registrant and certain subsidiaries signatory thereto, Morgan Stanley Senior Funding, Inc., as agent, and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 25, 2017).

10.42
Refinancing Amendment (Amendment No. 3 to Senior Secured Term Loan Credit Agreement), dated February 23, 2018, by and among the registrant and certain subsidiaries signatory thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on February 26, 2018).

10.43
Amendment No. 2 to Second Amended and Restated Revolving Loan Credit Agreement, dated March 22, 2018, by and among the registrant and certain subsidiaries signatory thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed with the SEC on May 7, 2018).

10.44
Amendment No. 4, dated March 7, 2019, to Senior Secured Term Loan Credit Agreement, dated October 30, 2015, by and among the registrant and certain subsidiaries signatory thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2019 filed with the SEC on May 1, 2019).

10.45
Incremental Amendment (Amendment No. 5 to Senior Secured Term Loan Credit Agreement), dated March 18, 2019, by and among the registrant, the subsidiaries signatory thereto, as guarantors, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2019).

10.46
Amendment No. 3 to Second Amended and Restated Revolving Loan Credit Agreement, dated April 30, 2019, by and among the registrant, certain subsidiaries signatory thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as agent (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 1, 2019).

21 *	Subsidiaries of the registrant.

23 *	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1 *
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

31.2 *
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

32.1**
Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

32.2**
Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

101.INS *	XBRL Instance Document.

Exhibit Number	Description

101.SCH *	XBRL Taxonomy Extension Schema.

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF *	XBRL Taxonomy Extension Definition Linkbase.

101.LAB *	XBRL Taxonomy Extension Label Linkbase.

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase.

104 *	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

+	This exhibit is a management contract or compensatory plan or arrangement.

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
February 10, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Bradley S. Jacobs	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 10, 2020
Bradley S. Jacobs
/s/ Sarah J.S. Glickman	Acting Chief Financial Officer (Principal Financial Officer)	February 10, 2020
Sarah J.S. Glickman
/s/ Lance A. Robinson	Chief Accounting Officer (Principal Accounting Officer)	February 10, 2020
Lance A. Robinson
/s/ AnnaMaria DeSalva	Vice Chairman of the Board of Directors	February 10, 2020
AnnaMaria DeSalva
/s/ Gena L. Ashe	Director	February 10, 2020
Gena L. Ashe
/s/ Marlene M. Colucci	Director	February 10, 2020
Marlene M. Colucci
/s/ Michael G. Jesselson	Lead Independent Director	February 10, 2020
Michael G. Jesselson
/s/ Aris Kekedjian	Director	February 10, 2020
Aris Kekedjian
/s/ Adrian P. Kingshott	Director	February 10, 2020
Adrian P. Kingshott
/s/ Jason D. Papastavrou	Director	February 10, 2020
Jason D. Papastavrou
/s/ Oren G. Shaffer	Director	February 10, 2020
Oren G. Shaffer

