Form 10-Q
period 2020-03-31
XPO Logistics, Inc.
filed 2020-05-05
CIK 1166003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
Form 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 27, 2020, there were 91,126,364 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

XPO Logistics, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2020

Part I—Financial Information
Item 1. Financial Statements.
XPO Logistics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(In millions, except per share data)	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,127	$377
Accounts receivable, net of allowances of $63 and $58, respectively	2,415	2,500
Other current assets	464	465
Total current assets	4,006	3,342
Property and equipment, net of $2,138 and $2,054 in accumulated depreciation, respectively	2,632	2,704
Operating lease assets	2,143	2,245
Goodwill	4,395	4,450
Identifiable intangible assets, net of $825 and $850 in accumulated amortization, respectively	1,046	1,092
Other long-term assets	340	295
Total long-term assets	10,556	10,786
Total assets	$14,562	$14,128
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,057	$1,157
Accrued expenses	1,446	1,414
Short-term borrowings and current maturities of long-term debt	260	84
Short-term operating lease liabilities	456	468
Other current liabilities	166	135
Total current liabilities	3,385	3,258
Long-term debt	5,766	5,182
Deferred tax liability	505	495
Employee benefit obligations	152	157
Long-term operating lease liabilities	1,689	1,776
Other long-term liabilities	337	364
Total long-term liabilities	8,449	7,974
Stockholders’ equity:
Convertible perpetual preferred stock, $0.001 par value; 10 shares authorized; 0.07 of Series A shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	41	41
Common stock, $0.001 par value; 300 shares authorized; 91 and 92 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	1,943	2,061
Retained earnings	804	786
Accumulated other comprehensive loss	(210)	(145)
Total stockholders’ equity before noncontrolling interests	2,578	2,743
Noncontrolling interests	150	153
Total equity	2,728	2,896
Total liabilities and equity	$14,562	$14,128
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2020	2019
Revenue	$3,864	$4,120
Operating expenses
Cost of transportation and services	1,898	2,096
Direct operating expense	1,360	1,406
Sales, general and administrative expense	525	486
Total operating expenses	3,783	3,988
Operating income	81	132
Other expense (income)	(18)	(17)
Foreign currency (gain) loss	(8)	2
Debt extinguishment loss	—	5
Interest expense	72	71
Income before income tax provision	35	71
Income tax provision	10	19
Net income	25	52
Net income attributable to noncontrolling interests	(2)	(5)
Net income attributable to XPO	$23	$47

Earnings per share data:
Net income attributable to common shareholders	$21	$43

Basic earnings per share	$0.23	$0.40
Diluted earnings per share	$0.20	$0.37

Weighted-average common shares outstanding
Basic weighted-average common shares outstanding	92	107
Diluted weighted-average common shares outstanding	103	117
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended March 31,
(In millions)	2020	2019
Net income	$25	$52

Other comprehensive loss, net of tax
Foreign currency translation loss, net of tax effect of $(11) and $(6)	$(65)	$(1)
Unrealized loss on financial assets/liabilities designated as hedging instruments, net of tax effect of $— and $1	—	(3)
Defined benefit plans adjustments, net of tax effect of $2 and $—	(5)	—
Other comprehensive loss	(70)	(4)
Comprehensive (loss) income	$(45)	$48
Less: Comprehensive loss attributable to noncontrolling interests	(3)	—
Comprehensive (loss) income attributable to XPO	$(42)	$48

See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2020	2019
Operating activities
Net income	$25	$52
Adjustments to reconcile net income to net cash from operating activities
Depreciation, amortization and net lease activity	183	180
Stock compensation expense	18	13
Accretion of debt	4	5
Deferred tax benefit	(2)	(5)
Debt extinguishment loss	—	5
Unrealized (gain) loss on foreign currency option and forward contracts	(4)	2
Gains on sales of property and equipment	(27)	(21)
Other	5	13
Changes in assets and liabilities:
Accounts receivable	44	(246)
Other assets	(16)	(30)
Accounts payable	(69)	(57)
Accrued expenses and other liabilities	19	(7)
Net cash provided by (used in) operating activities	180	(96)
Investing activities
Payment for purchases of property and equipment	(139)	(118)
Proceeds from sale of property and equipment	54	47
Cash collected on deferred purchase price receivable	—	71
Other	6	—
Net cash used in investing activities	(79)	—
Financing activities
Proceeds from borrowings related to securitization program	182	—
Proceeds from issuance of debt	—	1,751
Proceeds from borrowings on ABL facility	620	1,075
Repayment of borrowings on ABL facility	(20)	(1,075)
Repayment of debt and finance leases	(25)	(534)
Payment for debt issuance costs	—	(24)
Repurchase of common stock	(114)	(1,227)
Change in bank overdrafts	42	6
Payment for tax withholdings for restricted shares	(16)	(2)
Other	(1)	1
Net cash provided by (used in) financing activities	668	(29)
Effect of exchange rates on cash, cash equivalents and restricted cash	(19)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	750	(125)
Cash, cash equivalents and restricted cash, beginning of period	387	514
Cash, cash equivalents and restricted cash, end of period	$1,137	$389
Supplemental disclosure of cash flow information:
Leased assets obtained in exchange for new operating lease liabilities	$156	$175
Leased assets obtained in exchange for new finance lease liabilities	8	13
Cash paid for interest	76	49
Cash paid for income taxes	7	8
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Series A Preferred Stock		Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total XPO Stockholders' Equity	Non-controlling Interests	Total Equity
Balance as of December 31, 2019	72	$41	92,342	$—	$2,061	$786	$(145)	$2,743	$153	$2,896
Net income	—	—	—	—	—	23	—	23	2	25
Other comprehensive loss	—	—	—	—	—	—	(65)	(65)	(5)	(70)
Exercise and vesting of stock compensation awards	—	—	417	—	—	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	—	—	(16)	—	—	(16)	—	(16)
Retirement of common stock	—	—	(1,715)	—	(114)	—	—	(114)	—	(114)
Dividend declared	—	—	—	—	—	(1)	—	(1)	—	(1)
Stock compensation expense	—	—	—	—	12	—	—	12	—	12
Adoption of new accounting standard and other	—	—	—	—	—	(4)	—	(4)	—	(4)
Balance as of March 31, 2020	72	$41	91,044	$—	$1,943	$804	$(210)	$2,578	$150	$2,728

	Series A Preferred Stock		Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total XPO Stockholders' Equity	Non-controlling Interests	Total Equity
Balance as of December 31, 2018	72	$41	115,683	$—	$3,311	$377	$(154)	$3,575	$395	$3,970
Net income	—	—	—	—	—	47	—	47	5	52
Other comprehensive income (loss)	—	—	—	—	—	—	1	1	(5)	(4)
Exercise and vesting of stock compensation awards	—	—	94	—	—	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	—	—	(2)	—	—	(2)	—	(2)
Retirement of common stock	—	—	(22,570)	—	(1,195)	—	—	(1,195)	—	(1,195)
Dividend declared	—	—	—	—	—	(1)	—	(1)	—	(1)
Stock compensation expense	—	—	—	—	8	—	—	8	—	8
Adoption of new accounting standard and other	—	—	—	—	—	5	—	5	—	5
Balance as of March 31, 2019	72	$41	93,207	$—	$2,122	$428	$(153)	$2,438	$395	$2,833

See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization, Description of Business and Basis of Presentation
XPO Logistics, Inc., together with its subsidiaries (“XPO” or “we”), is a top ten global provider of cutting-edge supply chain solutions to the most successful companies in the world. We use our integrated network of people, technology and physical assets to help customers manage their goods most efficiently throughout their supply chains. Our customers are multinational, national, mid-size and small enterprises. We run our business on a global basis, with two reportable segments: Transportation and Logistics. See Note 2—Segment Reporting for further information on our operations.
We prepared our Condensed Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles (“GAAP”) and on the same basis as the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”), except for the effects of adopting Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” as of January 1, 2020, as described below. The interim reporting requirements of Form 10-Q allow certain information and note disclosures normally included in annual consolidated financial statements to be condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the 2019 Form 10-K.
The Condensed Consolidated Financial Statements are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair presentation of financial condition, operating results and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020, particularly in light of the outbreak of a new strain of coronavirus, COVID-19, in the first quarter of 2020. The rapid escalation of COVID-19 into a pandemic in the first quarter of 2020 has affected, and will continue to affect, economic activity broadly and customer sectors served by our industry. We expect that COVID-19 will have significant effects on economic activity, on demand for our services, and on our results of operations in 2020.
Restricted Cash
As of March 31, 2020 and December 31, 2019, our restricted cash included in Other long-term assets on our Condensed Consolidated Balance Sheets was $10 million.
Accounts Receivable and Allowance for Doubtful Accounts
We record accounts receivable at the contractual amount and we record an allowance for doubtful accounts for the amount we estimate we may not collect. In determining the allowance for doubtful accounts, we consider historical collection experience, the age of the accounts receivable balances, the credit quality and risk of our customers, any specific customer collection issues, current economic conditions, and other factors that may impact our customers’ ability to pay. Commencing in the first quarter of 2020 and in accordance with ASU 2016-13, we also consider reasonable and supportable forecasts of future economic conditions and their expected impact on customer collections in determining our allowance for doubtful accounts. We write off accounts receivable balances once the receivables are no longer deemed collectible.
Trade Receivables Securitization and Factoring Programs
We sell certain of our trade accounts receivable on a non-recourse basis to third-party financial institutions under factoring agreements. We account for these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. We also sell trade accounts receivable under a securitization program described below. We use trade receivables securitization and factoring programs to help manage our cash flows and offset the impact of extended payment terms for some of our customers.

XPO Logistics Europe SA (“XPO Logistics Europe”), one of our majority-owned subsidiaries, participates in a trade receivables securitization program co-arranged by Crédit Agricole, BNP Paribas and HSBC (the “Purchasers”). Under the program, a wholly-owned bankruptcy-remote special purpose entity of XPO Logistics Europe sells trade receivables that originate with wholly-owned subsidiaries of XPO Logistics Europe in the United Kingdom and France to unaffiliated entities managed by the Purchasers. The special purpose entity is a variable interest entity and is consolidated by XPO based on our control of the entity’s activities.
We account for transfers under our securitization and factoring arrangements as sales because we sell full title and ownership in the underlying receivables and control of the receivables is considered transferred. For these transfers, the receivables are removed from our Condensed Consolidated Balance Sheets at the date of transfer. In the securitization and factoring arrangements, any continuing involvement with the receivables is limited to servicing the receivables. The fair value of any servicing assets and liabilities is immaterial. Our trade receivables securitization program permits us to borrow, on an unsecured basis, cash collected in a servicing capacity on previously sold receivables, which we report within short-term debt on our Condensed Consolidated Balance Sheets. These borrowings amounted to €164 million ($181 million) as of March 31, 2020. See Note 6—Debt for additional information on these borrowings.
Under a securitization program that was terminated in July 2019, if transfers were accounted for as sales, the consideration received included a simultaneous cash payment and a deferred purchase price receivable. The deferred purchase price receivable was not a trade receivable and was recorded based on its fair value and reported within Other current assets on our Condensed Consolidated Balance Sheets. The cash payment which we received on the date of the transfer was reflected within Net cash provided by (used in) operating activities on our Condensed Consolidated Statements of Cash Flows. As we received cash payments on the deferred purchase price receivable, it was reflected as an investing activity. The new program does not include a deferred purchase price mechanism.
The maximum amount of net cash proceeds available at any one time under the program is €400 million (approximately $441 million as of March 31, 2020) and this amount includes any unsecured borrowings related to the program. As of March 31, 2020, €88 million (approximately $98 million) was available to us based on the level of receivables sold and outstanding as of that date. The weighted average interest rate was 0.80% as of March 31, 2020. Charges for commitment fees, which are based on a percentage of available amounts, and charges for administrative fees were not material to our results of operations for the three months ended March 31, 2020 and 2019. The securitization program expires in July 2022 and contains financial covenants customary for this type of arrangement, including maintaining a defined average days sales outstanding ratio.
Information related to the trade receivables sold was as follows:

	Three Months Ended March 31,
(In millions)	2020	2019
Securitization programs
Receivables sold in period	$691	$323
Cash consideration	691	260
Deferred purchase price	—	63

Factoring programs
Receivables sold in period	264	184
Cash consideration	263	183

In addition to the cash considerations referenced above, we received $71 million in the three months ended March 31, 2019, for the realization of cash on the deferred purchase price receivable for our prior securitization program.

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
We base our fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and current maturities of long-term debt approximated their fair values as of March 31, 2020 and December 31, 2019 due to their short-term nature and/or being receivable or payable on demand. The Level 1 cash equivalents included money market funds valued using quoted prices in active markets. The Level 2 cash equivalents include short-term investments valued using published interest rates for instruments with similar terms and maturities. For information on the fair value hierarchy of our derivative instruments, see Note 5—Derivative Instruments and for information on financial liabilities, see Note 6—Debt.
The fair value hierarchy of cash equivalents was as follows:

(In millions)	Carrying Value	Fair Value	Level 1	Level 2
March 31, 2020	$733	$733	$733	$—
December 31, 2019	144	144	127	17

Adoption of New Accounting Standards
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU, as subsequently modified, amends the current incurred losses impairment method with a method that reflects expected credit losses on certain types of financial instruments, including trade receivables. We adopted this standard on January 1, 2020 and recorded an immaterial adjustment to total equity for the cumulative impact of adoption.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Under the guidance, any capitalized implementation costs would be included in prepaid expenses, amortized over the term of the hosting arrangement on a straight-line basis and presented in the same line items in the Consolidated Statement of Income as the expense for fees of the associated hosting arrangements. We adopted this standard on January 1, 2020 on a prospective basis. The adoption did not have a material effect on our consolidated financial statements.
Accounting Pronouncements Issued but Not Yet Effective
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): “Simplifying the Accounting for Income Taxes.” The ASU is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The ASU also clarifies and amends existing guidance to enhance consistency and comparability among reporting entities. This ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within that reporting period; however, early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference rate reform (Topic 848)—“Facilitation of the effects of reference rate reform on financial reporting.” The ASU provides optional expedients and exceptions for applying

GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. The amendments apply only to contracts and hedging relationships that reference London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. The amendments are elective and are effective upon issuance through December 31, 2022. We are currently evaluating the impact of the new guidance.
2. Segment Reporting
We are organized into two reportable segments: Transportation and Logistics. We evaluate our performance in large part based on the various financial measures of our two reporting segments.
In our Transportation segment, we provide multiple services to facilitate the movement of raw materials, parts and finished goods. We accomplish this by using our proprietary technology, third-party independent carriers and our transportation assets and service centers. Our transportation services include truck brokerage and expedite; truckload; less-than-truckload (“LTL”); last mile; intermodal and drayage; managed transportation; and global forwarding. Freight brokerage, last mile, global forwarding and managed transportation are non-asset or asset-light businesses while LTL and truckload are primarily asset-based operations.
In our Logistics segment, which we also refer to as supply chain or contract logistics, we provide a wide range of services differentiated by our proprietary technology and our ability to customize solutions for individual customers. Our services include value-added warehousing and distribution, e-commerce and omnichannel fulfillment, cold-chain solutions, reverse logistics, packaging and labeling, factory support, aftermarket support, inventory management, order personalization and supply chain optimization. In addition, our Logistics segment provides engineered solutions for supply chain optimization, such as production flow management.
Some of our operating units provide services to our other operating units outside of their reportable segment. Billings for such services are based on negotiated rates and are reflected as revenues of the billing segment. We adjust these rates from time to time based on market conditions. We eliminate intersegment revenues and expenses in our consolidated results.
Corporate includes corporate headquarters costs for executive officers and certain legal and financial functions, and other costs and credits not attributed to our reporting segments.
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
Selected financial data for our segments is as follows:

(In millions)	Transportation	Logistics	Corporate	Eliminations/Other	Total
Three months ended March 31, 2020
Revenue	$2,459	$1,437	$—	$(32)	$3,864
Operating income (loss)	120	38	(77)	—	81
Depreciation and amortization	110	69	4	—	183

Three months ended March 31, 2019
Revenue	$2,659	$1,494	$—	$(33)	$4,120
Operating income (loss)	128	46	(42)	—	132
Depreciation and amortization	116	61	3	—	180

3. Revenue Recognition
Disaggregation of Revenues
We disaggregate our revenue by geographic area and service offering. Our revenue disaggregated by geographical area, based on sales office location, was as follows:

	Three Months Ended March 31, 2020
(In millions)	Transportation	Logistics	Eliminations	Total
Revenue
United States	$1,702	$536	$(9)	$2,229
North America (excluding United States)	71	14	—	85
France	311	150	(3)	458
United Kingdom	182	329	(16)	495
Europe (excluding France and United Kingdom)	188	386	(3)	571
Other	5	22	(1)	26
Total	$2,459	$1,437	$(32)	$3,864

	Three Months Ended March 31, 2019
(In millions)	Transportation	Logistics	Eliminations	Total
Revenue
United States	$1,836	$557	$(5)	$2,388
North America (excluding United States)	67	18	—	85
France	364	169	(5)	528
United Kingdom	188	335	(18)	505
Europe (excluding France and United Kingdom)	201	392	(4)	589
Other	3	23	(1)	25
Total	$2,659	$1,494	$(33)	$4,120
Our revenue disaggregated by service offering was as follows:

	Three Months Ended March 31,
(In millions)	2020	2019
Transportation segment:
Freight brokerage and truckload	$1,023	$1,092
LTL	1,135	1,179
Last mile (1)	201	224
Managed transportation	83	124
Global forwarding	61	77
Transportation eliminations	(44)	(37)
Total Transportation segment revenue	2,459	2,659
Total Logistics segment revenue	1,437	1,494
Intersegment eliminations	(32)	(33)
Total revenue	$3,864	$4,120

(1)	Comprised of our North American last mile operations.

Performance Obligations
Remaining performance obligations represent firm contracts for which services have not been performed and future revenue recognition is expected. As permitted in determining the remaining performance obligation, we omit obligations that: (i) have original expected durations of one year or less or (ii) contain variable consideration. On March 31, 2020, the fixed consideration component of our remaining performance obligation was approximately $1.7 billion, and we expect to recognize approximately 70% of that amount over the next three years and the remainder thereafter. The majority of the remaining performance obligation relates to our Logistics reportable segment. We estimate remaining performance obligations at a point in time and actual amounts may differ from these estimates due to changes in foreign currency exchange rates and contract revisions or terminations.
4. Restructuring Charges
We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure. These actions generally include severance and facility-related costs and are intended to improve our efficiency and profitability.
Restructuring charges were recorded on our Condensed Consolidated Statements of Income as follows:

	Three Months Ended March 31,
(In millions)	2020	2019
Cost of transportation and services	$—	$3
Sales, general and administrative expense	3	10
Total	$3	$13
Our restructuring-related activity was as follows:

		Three Months Ended March 31, 2020
(In millions)	Reserve Balance as of December 31, 2019	Charges Incurred	Payments	Reserve Balance as of March 31, 2020
Severance:
Transportation	$12	$3	$(6)	$9
Logistics	11	—	(3)	8
Corporate	2	—	(1)	1
Total	$25	$3	$(10)	$18

We expect the majority of the cash outlays related to the charges incurred in the first quarter of 2020 will be complete within twelve months.
5. Derivative Instruments
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

The fair value of our derivative instruments and the related notional amounts were as follows:

	March 31, 2020
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges:
Cross-currency swap agreements	$135	Other current assets	$—	Other current liabilities	$(2)
Cross-currency swap agreements	1,083	Other long-term assets	30	Other long-term liabilities	—
Derivatives not designated as hedges:
Foreign currency option contracts	312	Other current assets	4	Other current liabilities	—
Total			$34		$(2)

	December 31, 2019
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges:
Cross-currency swap agreements	$1,233	Other long-term assets	$—	Other long-term liabilities	$(18)
Interest rate swap	2,003	Other current assets	—	Other current liabilities	(7)
Derivatives not designated as hedges:
Foreign currency option contracts	365	Other current assets	1	Other current liabilities	—
Total			$1		$(25)

The derivatives are classified as Level 2 within the fair value hierarchy. The derivatives are valued using inputs other than quoted prices such as foreign exchange rates and yield curves.
The effect of derivative and nonderivative instruments designated as hedges on our Condensed Consolidated Statements of Income were as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives		Amount of Gain Reclassified from AOCI into Net Income		Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,
(In millions)	2020	2019	2020	2019	2020	2019
Derivatives designated as cash flow hedges:
Cross-currency swap agreements	$8	$6	$3	$5	$—	$—
Interest rate swap	(5)	(6)	—	—	—	—
Derivatives designated as net investment hedges:
Cross-currency swap agreements	38	35	—	—	4	2
Total	$41	$35	$3	$5	$4	$2

The pre-tax gain (loss) recognized in earnings for foreign currency option and forward contracts not designated as hedging instruments was a gain of $4 million and a loss of $2 million for the three months ended March 31, 2020 and 2019, respectively. These amounts are recorded in Foreign currency (gain) loss on our Condensed Consolidated Statements of Income.

Cross-Currency Swap Agreements
We enter into cross-currency swap agreements to manage the foreign currency exchange risk related to our international operations by effectively converting our fixed-rate U.S. Dollar (“USD”)-denominated debt, including the associated interest payments, to fixed-rate, euro (“EUR”)-denominated debt. The risk management objective of these transactions is to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies and reduce the variability in the functional currency equivalent cash flows of this debt.
During the term of the swap contracts, we will receive interest, either on a quarterly or semi-annual basis, from the counterparties based on USD fixed interest rates, and we will pay interest, also on a quarterly or semi-annual basis, to the counterparties based on EUR fixed interest rates. At maturity, we will repay the original principal amount in EUR and receive the principal amount in USD. These agreements expire at various dates through 2024.
We designated these cross-currency swaps as qualifying hedging instruments and account for them as net investment hedges. We apply the simplified method of assessing the effectiveness of our net investment hedging relationships. Under this method, for each reporting period, the change in the fair value of the cross-currency swaps are initially recognized in Accumulated other comprehensive income (“AOCI”). The change in the fair value due to foreign exchange remains in AOCI and the initial component excluded from effectiveness testing will initially remain in AOCI and then will be reclassified from AOCI to Interest expense each period in a systematic manner. For net investment hedges that were de-designated prior to their maturity, the amounts in AOCI will remain in AOCI until the subsidiary is sold or substantially liquidated. Cash flows related to the periodic exchange of interest payments for these net investment hedges are included in Operating activities on our Condensed Consolidated Statements of Cash Flows.
We also enter into cross-currency swap agreements to manage the related foreign currency exposure from intercompany loans. We designated these cross-currency swaps as qualifying hedging instruments and account for them as cash flow hedges. Gains and losses resulting from the change in the fair value of the cross-currency swaps are initially recognized in AOCI and reclassified to Foreign currency (gain) loss to offset the foreign exchange impact in earnings created by the intercompany loans. Cash flows related to these cash flow hedges are included in Operating activities on our Condensed Consolidated Statements of Cash Flows.
Interest Rate Hedging
We execute short-term interest rate swaps to mitigate variability in forecasted interest payments on our Senior Secured Term Loan Credit Agreement (the “Term Loan Credit Agreement”). The interest rate swaps convert floating-rate interest payments into fixed rate interest payments. We designated the interest rate swaps as qualifying hedging instruments and account for these derivatives as cash flow hedges. The interest rate swaps matured in the first quarter of 2020.
We record gains and losses resulting from fair value adjustments to the designated portion of interest rate swaps in AOCI and reclassify them to Interest expense on the dates that interest payments accrue. Cash flows related to the interest rate swaps are included in Operating activities on our Condensed Consolidated Statements of Cash Flows.
Foreign Currency Option and Forward Contracts
We use foreign currency option contracts to mitigate the risk of a reduction in the value of earnings from our operations that use the EUR or the British pound sterling as their functional currency. Additionally, we use foreign currency forward contracts to mitigate exposure from intercompany loans that are not designated as permanent and can create volatility in earnings. The foreign currency contracts (both option and forward contracts) were not designated as qualifying hedging instruments as of March 31, 2020. The contracts are used to manage our exposure to foreign currency exchange rate fluctuations and are not speculative. The contracts generally expire in 12 months or less. Gains or losses on the contracts are recorded in Foreign currency (gain) loss on our Condensed Consolidated Statements of Income. Cash flows related to the foreign currency contracts are included in Investing activities on our Condensed Consolidated Statements of Cash Flows, consistent with the nature and purpose for which these derivatives were acquired.

6. Debt

	March 31, 2020		December 31, 2019
(In millions)	Principal Balance	Carrying Value	Principal Balance	Carrying Value
ABL facility	$600	$600	$—	$—
Term loan facility	2,003	1,969	2,003	1,969
6.125% Senior notes due 2023	535	530	535	530
6.50% Senior notes due 2022	1,200	1,193	1,200	1,192
6.70% Senior debentures due 2034	300	208	300	208
6.75% Senior notes due 2024	1,000	987	1,000	987
Borrowings related to securitization program	181	181	—	—
Finance leases, asset financing and other	356	358	380	380
Total debt	6,175	6,026	5,418	5,266
Short-term borrowings and current maturities of long-term debt	260	260	84	84
Long-term debt	$5,915	$5,766	$5,334	$5,182
The fair value of our debt and classification in the fair value hierarchy was as follows:

(In millions)	Fair Value	Level 1	Level 2
March 31, 2020	$6,052	$2,981	$3,071
December 31, 2019	5,580	3,190	2,390

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
ABL Facility
As of March 31, 2020, we had a borrowing base of $1.0 billion and availability under our revolving loan credit agreement (the “ABL Facility”) of $186 million after considering outstanding letters of credit on the ABL Facility of $214 million. The average interest rate on borrowings at March 31, 2020 was 2.30%. As of March 31, 2020, we were in compliance with the ABL Facility’s financial covenants.
Term Loan Facility
In March 2019, we entered into an amendment to our Term Loan Credit Agreement and borrowed an additional $500 million of incremental loans under a new tranche of term loans (the “Incremental Term Loan Facility”), increasing our total borrowing under the Term Loan Facility to $2.0 billion. Proceeds from borrowings under the Incremental Term Loan Facility were used: (i) for general corporate purposes, including to fund purchases of our equity interests described in Note 7—Stockholders’ Equity; and (ii) to pay fees and expenses relating to, or in connection with, the transactions contemplated by the amendment. The incremental loans under the Incremental Term Loan Facility were issued at a price of 99.50% of par.
The interest rates on the Term Loan Facility and the Incremental Term Loan Facility were 3.61% and 4.19%, respectively, as of March 31, 2020.
Senior Notes due 2024
In February 2019, we completed a private placement of $1.0 billion aggregate principal amount of senior notes (“Senior Notes due 2024”), which bear interest at a rate of 6.75% per annum. Proceeds from the Senior Notes due 2024 were used to repay our outstanding obligation under an unsecured credit facility and to finance a portion of our share repurchases described in Note 7—Stockholders’ Equity.

Borrowings related to Securitization Program
Our trade receivables securitization program permits us to borrow, on an unsecured basis, cash collected in a servicing capacity on previously sold receivables. These borrowings are owed to the program’s Purchasers and are included in short-term debt until they are repaid in the following month’s settlement. The securitization program expires in July 2022 and contains financial covenants customary for this type of arrangement, including maintaining a defined average days sales outstanding ratio. For additional information on the securitization program, see Note 1—Organization, Description of Business and Basis of Presentation.
7. Stockholders’ Equity
Share Repurchases
In December 2018, our Board of Directors authorized the repurchase of up to $1 billion of our common stock (the “2018 Program”), which was completed in the first quarter of 2019. The share repurchases were funded by an unsecured credit facility and our available cash.
In February 2019, our Board of Directors authorized additional repurchases of up to $1.5 billion of our common stock (the “2019 Program”). The 2019 authorization permits us to purchase shares in both the open market and in private transactions, with the timing and number of shares dependent on a variety of factors, including price, general business conditions, market conditions, alternative investment opportunities and funding considerations. We are not obligated to repurchase any specific number of shares and may suspend or discontinue the program at any time. The share purchases under the 2019 Program were funded by our available cash and proceeds from our 2019 debt offerings.
Information regarding our shares repurchased, based on settlement date, were as follows:

(In millions, except per share data)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	2019 Program	2019 Program	2018 Program
Shares purchased and retired	2	15	8
Aggregate value	$114	$763	$464
Average price per share	$66.58	$49.86	$59.47
Remaining authorization	$503	$737	$—

Dividends
The Series A Convertible Perpetual Preferred Stock pays quarterly cash dividends equal to the greater of: (i) the “as-converted” dividends on our underlying common stock for the relevant quarter; and (ii) 4% of the then-applicable liquidation preference per annum.
8. Earnings per Share
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

The computations of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
(In millions, except per share data)	2020	2019
Basic earnings per common share
Net income attributable to XPO	$23	$47
Series A preferred stock dividends	(1)	(1)
Non-cash allocation of undistributed earnings	(1)	(3)
Net income attributable to common shares, basic	$21	$43

Basic weighted-average common shares	92	107
Basic earnings per share	$0.23	$0.40

Diluted earnings per common share
Net income attributable to common shares, diluted	$21	$43

Basic weighted-average common shares	92	107
Dilutive effect of non-participating stock-based awards and equity forward	11	10
Diluted weighted-average common shares	103	117

Diluted earnings per share	$0.20	$0.37

Potential common shares excluded	10	10

Certain shares were not included in the computation of diluted earnings per share because the effect was anti-dilutive.
9. Legal and Regulatory Matters
We are involved, and will continue to be involved, in numerous proceedings arising out of the conduct of our business. These proceedings may include claims for property damage or personal injury incurred in connection with the transportation of freight, claims regarding anti-competitive practices, and employment-related claims, including claims involving asserted breaches of employee restrictive covenants. These matters also include numerous putative class action, multi-plaintiff and individual lawsuits, and administrative proceedings that claim either that our owner-operators or contract carriers should be treated as employees, rather than independent contractors, or that some of our drivers were not paid for all compensable time or were not provided with required meal or rest breaks. These lawsuits and proceedings may seek substantial monetary damages (including claims for unpaid wages, overtime, failure to provide meal and rest periods, unreimbursed business expenses and other items), injunctive relief, or both.
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
10. Subsequent Events
Acquisition
In March 2020, XPO Logistics Europe announced that it has entered into a definitive agreement to acquire the majority of Kuehne + Nagel’s contract logistics operations in the United Kingdom. The operations provide a range of logistics services, including inbound and outbound distribution, reverse logistics management and inventory management and generated revenues in 2019 of approximately £500 million ($639 million). The transaction is subject to customary closing conditions, including regulatory approvals. The transaction, which is expected to close in the second half of 2020, is not expected to be material to our operating results.
Secured Debt
In April 2020, we and certain of our subsidiaries entered into a Senior Secured Term Loan Credit Agreement (the “Bilateral Credit Agreement”), comprised of a $150 million committed secured term loan facility and a $200 million uncommitted secured evergreen letter of credit facility. The term loan facility is available to be drawn upon, subject to customary conditions, in multiple borrowings within six months of the closing date. Any term loans thereunder will bear interest at a rate equal to LIBOR or base rate, at our election, plus an applicable margin of 3.00% to 4.50%, for LIBOR loans, or 2.00% to 3.50%, for base rate loans, in each case depending upon the time elapsed since the closing date. The term loan facility matures in April 2021.
Letters of credit under the letter of credit facility shall expire within one year of issuance and may contain automatic one-year renewals until the letter of credit facility terminates. As of the date of this Report on Form 10-Q, we have issued $200 million in aggregate face amount of letters of credit, which replaced letters of credit outstanding under our ABL Facility, and have not drawn upon the term loan commitments. The credit agreement governing the term loan and letter of credit facilities contains representations and warranties and affirmative and negative covenants customary for financings of this type as well as customary events of default.
Senior Notes
Also in April 2020, we completed a private placement of $850 million aggregate principal amount of 6.25% senior notes due 2025 (the “Notes”). We intend to use the net proceeds from the issuance of the Notes for general corporate purposes, which may include the repayment of amounts outstanding under our existing ABL Facility, the repayment and/or redemption of our 6.50% senior notes due 2022 and/or the repayment of other existing indebtedness. Interest on the debt is paid semi-annually in arrears. The Notes mature on May 1, 2025. The net proceeds from the offering, after deducting debt issuance costs, were approximately $837 million.
The Notes are guaranteed by each of our direct and indirect wholly-owned restricted subsidiaries (other than some excluded subsidiaries) that are obligors under, or guarantee obligations under, our ABL Facility or existing term loan facility (or certain of its replacements) or guarantee certain of our other indebtedness. The Notes and its guarantees are unsecured, unsubordinated indebtedness for us and our guarantors. The Notes contain covenants customary for notes of this nature.
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
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our 2019 Annual Report on Form 10-K.
Executive Summary
XPO Logistics, Inc., a Delaware corporation, together with its subsidiaries (“XPO,” or “we”), is a top ten global provider of cutting-edge supply chain solutions to the most successful companies in the world.
We have two reporting segments: Transportation and Logistics. In 2019, approximately 64% of our revenue came from Transportation; the other 36% came from Logistics. Within each segment, we have robust service offerings that are positioned to capitalize on fast-growing areas of customer demand. Substantially all of our services operate under the single brand of XPO Logistics. As of March 31, 2020, we had approximately 97,000 employees and 1,506 locations in 30 countries, and over 50,000 customers. Our operations help our customers move their goods most efficiently throughout their supply chains.
We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it will impact our customers, employees and other business partners. See “Effects of COVID-19” below.
Transportation Segment
Our Transportation segment includes our services for truck brokerage and expedite; truckload; less-than-truckload (“LTL”); last mile; intermodal and drayage; managed transportation; and global forwarding. We offer these services in both North America and Europe with the exception of intermodal and drayage, which are North American services, and truckload, which is primarily in Europe. Within each region, the complementary transportation services we provide represent an opportunity to provide multiple solutions to our larger customers.
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

In Europe, we provide truckload transportation as a brokered service using independent carriers, and as dedicated and non-dedicated capacity using our owned fleet. Our other transportation offerings in Europe are LTL transportation, which we provide with one of the largest LTL networks in Western Europe, and last mile logistics for heavy goods. Our transportation networks in Europe cover the regions that produce over 90% of the combined gross domestic product.
Our blended model of owned, contracted and brokered capacity gives us extensive flexibility in providing optimal transportation solutions. The non-asset portion of our model is predominately variable-cost and includes our brokerage operations, as well as contracted capacity with independent providers. As of March 31, 2020, globally, we had approximately 10,000 independent carriers and owner-operators under contract to provide drayage, expedite, last mile and LTL services to our customers, and more than 50,000 independent brokered carriers representing over 1,000,000 trucks on the road.
The asset portion of our transportation model encompasses approximately 15,500 tractors and 40,000 trailers operated by professional drivers employed by XPO. These assets are primarily related to our LTL operations in North America and our truckload operations in Europe. Our owned fleet also provides supplemental capacity for our freight brokerage operations as needed.
Logistics Segment
In our Logistics segment, which we sometimes refer to as supply chain or contract logistics, XPO is the second largest global provider of contract logistics based on facility space, with the largest outsourced e-fulfillment platform in Europe. We have deep expertise in key verticals and strong positions in fast-growing sectors.
We provide a range of logistics services that help our customers meet their objectives for efficiency, safety and customer service. Our services include highly customized solutions, as well as value-added warehousing and distribution, e-commerce and omnichannel fulfillment, cold-chain solutions, reverse logistics, packaging and labeling, factory support, aftermarket support, inventory management, order personalization and supply chain optimization. In addition, we provide engineered solutions for supply chain optimization, such as production flow management. Once we secure a logistics contract, the average customer tenure is approximately five years and the relationship can expand to include a wider range of services, such as inbound and outbound logistics.
Our competitive positioning in logistics is as a technology leader and a proponent of advanced automation. Our logistics operations are innovative and agile, with the ability to engineer sophisticated solutions for complex supply chain requirements. Reverse logistics, also called returns management, is a fast-growing area of contract logistics where we have a reputation as a quality provider. It includes inspections, repackaging, refurbishment, resale or disposal, refunds and warranty management. These are high-value services for any company with consumer end-markets, as shoppers are increasingly “test-driving” the products they buy online. In 2019, we managed approximately 170 million returns.
As of March 31, 2020, we operated 202 million square feet (19 million square meters) of contract logistics facility space worldwide. Approximately 96 million square feet (9 million square meters) was located in North America, where we are a market leader in logistics capacity; 98 million square feet (9 million square meters) was located in Europe; and 8 million square feet (1 million square meters) was located in Asia. Customers served by our Logistics segment include many of the preeminent names in retail and e-commerce, food and beverage, technology, aerospace, wireless, industrial and manufacturing, chemical, agribusiness, life sciences and healthcare.
Our logistics network benefits from strong positioning in the high-growth e-commerce sector. We are the largest outsourced e-fulfillment provider in Europe, and we have a major platform for e-fulfillment in North America, where we provide solutions for high-volume omnichannel distribution and reverse logistics. In March 2020, we announced a definitive agreement to acquire the majority of Kuehne + Nagel’s contract logistics operations in the United Kingdom in the second half of 2020, expanding our presence in the e-commerce, beverage, technology and food service sectors. E-commerce is predicted to continue to grow globally at a double-digit rate through at least 2022, making it difficult for many companies to handle fulfillment in-house while providing high levels of service.
Our experience with fast-growing e-commerce categories makes us a valuable partner to customers who want to outsource order fulfillment and personalization, reverse logistics and other service-intensive parts of the supply chain. Together with XPO Direct™, our shared space distribution offering, our Logistics segment provides e-

commerce companies with superior control, flexible warehousing and staffing, advanced automation and predictive analytics that help manage peaks in demand.
Operating Philosophy
We believe that our rapid pace of innovation differentiates our services and makes the most of the talent and assets within XPO. Our proprietary technology strengthens our relationships with customers, addresses their immediate supply chain needs in the most efficient ways possible and anticipates their future needs. Technology allows us to be a true partner in our customers’ success.
We concentrate our technology efforts in four areas: our digital freight marketplace, automation and intelligent machines, dynamic data science, and visibility and customer service, specifically in the e-commerce supply chain. Our 2019 investment in technology was among the highest in our industry at approximately $550 million. Our global team of approximately 1,700 technology professionals works closely with our operations in North America and Europe and can deploy new software very rapidly on our cloud-based platform.
We prioritize innovations that can benefit our customers and create value for our shareholders. For example, our XPO Connect™ digital marketplace gives our transportation customers a bird’s-eye view of real-time market conditions and available capacity. It matches shippers and carriers with digital efficiency, benefitting both parties and contributing to our financial performance. Our XPO Smart™ analytics and planning tools use machine learning to drive productivity in our logistics and LTL operations.
Environmental sustainability is another area where our strong commitment sets an example in the industry. In the U.S., XPO has been named a Top 75 Green Supply Chain Partner by Inbound Logistics for four consecutive years. In France, we were awarded the designation Objectif CO2 in 2016 for outstanding environmental performance of transport operations by the Ministry of the Environment. In Spain, all of our sites meet Leadership in Energy and Environmental Design (“LEED”) energy certification standards for 100% consumption of renewable energy. In the United Kingdom, the warehouse of the future we created with Nestlé is scheduled to begin operating in mid-year 2020. It utilizes environmentally friendly ammonia refrigeration systems, energy-saving lighting, air-source heat pumps for administration areas and rainwater harvesting.
A number of our logistics facilities are ISO14001-certified, which ensures environmental and other regulatory compliances. We monitor fuel emissions from forklifts in our warehouses, with protocols in place to take immediate corrective action if needed. Our packaging engineers ensure that the optimal carton size is used for each product slated for distribution, and when feasible, we purchase recycled packaging. As a byproduct of our reverse logistics operations, we recycle millions of electronic components and batteries each year.
In transportation, we have made substantial investments in fuel-efficient Freightliner Cascadia tractors in North America; these use Environmental Protection Agency (“EPA”) 2013-compliant and Greenhouse Gas 2014-compliant Selective Catalytic Reduction technology. Our North American LTL locations have energy-saving policies in place and are implementing a phased upgrade to LED lighting. In Europe, we own one of the industry’s most modern road fleets. Our tractors are 98% compliant with Euro V, EEV and Euro VI standards.
We also own a large fleet of natural gas trucks operating in France, the United Kingdom, Spain and Portugal and, in 2019, we invested in 100 new Stralis Natural Power Euro VI tractors for our LTL network in France. These tractors use a combination of liquified and compressed natural gas (“LNG/CNG”) to generate lower NOx emissions than the Euro VI standard and reduce noise in densely populated areas. In Spain, where we own government-approved mega-trucks, we have embarked on a collaborative research project with the General State Administration to test duo-trailer vehicles and capture data about environmental and safety performance in commercial use. Our last mile operations in Europe are piloting electric vehicles for deliveries in urban areas, reducing those emissions to zero.
Strategic Alternatives
In January 2020, we announced that XPO had commenced a review of strategic alternatives, including the possible sale or spin-off of one or more of our business units, in order to maximize shareholder value. In March 2020, in light of market conditions, we terminated the strategic review process.

Effects of COVID-19
As a global provider of supply chain solutions, our business can be impacted to varying degrees by factors beyond our control. The rapid escalation of COVID-19 into a pandemic in 2020 has affected, and will continue to affect, economic activity broadly and customer sectors served by our industry.
In response to the COVID-19 pandemic, the governments of many countries, states, cities and other geographic regions have taken and are continuing to take preventative or reactive actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to shelter-in-place. Due to the critical role we play in moving goods and equipment in the markets we serve, XPO is widely considered an “essential business,” providing supply chain solutions to crucial industries and delivering critical consumer goods. As a result, we have been and are continuing to operate amid state-of-emergency and shelter-in-place orders recently issued in the U.S. and globally. The substantial majority of our operating sites have remained open and operating, and we have continued to serve our customers while employing significant measures to protect our employees and keep them safe.
The COVID-19 pandemic and associated impacts on economic activity had an adverse effect on our results of operations and financial condition for the three months ended March 31, 2020. From a demand standpoint, the last half of March saw demand decline sharply, most notably in Europe, as large sectors of the economy began to shut down, which has continued through the filing date of this Report on Form 10-Q.
It remains very difficult to predict the duration and impact of COVID-19 and how the recovery will play out for our industry generally and our business in particular, due to the extreme uncertainty and unprecedented nature of the COVID-19 pandemic. We do, however, expect that our results of operations and financial condition will be more significantly impacted in the second quarter of 2020 and in subsequent periods, as levels of activity in our business have historically been positively correlated to broad measures of economic activity, such as gross domestic product and measures of industrial production. At the time of the issuance of this Report on Form 10-Q, we are unable to reasonably estimate the full extent of the impact on our future results of operations, liquidity or overall financial position.
While we have incurred additional costs to ensure we meet the needs of our customers and employees, including costs for personal protective equipment, site closures and cleaning and enhanced employee benefits, we believe that a majority of our cost basis is variable, and we have taken and will continue to take aggressive actions to adjust our expenses to reflect changes in demand for our services. These actions have included reduced use of contractors, reduced employee hours, furloughs, layoffs and required use of paid time off, consistent with local regulations. Although we do not expect to be able to fully offset the effects of significantly reduced volumes on our results of operations, the actions that we are taking combined with the variable components of our cost structure should partially mitigate the impact of the pandemic on our profitability relative to the impact on revenues and volumes.
Maintaining strong liquidity has been and will continue to be a top priority for us amid the current economic disruption. As discussed in greater detail below, as of March 31, 2020, we had $1.3 billion of available liquidity, including $1.1 billion of cash and cash equivalents. In addition, in April 2020, we expanded our liquidity by $1.2 billion through the addition of a $350 million term loan and letter of credit facility and $850 million in senior notes. We expect to incur incremental interest expense in 2020 as a result of incurring this new debt. We also expect to reduce our capital expenditures this year substantially, which we believe we can do because the majority of our previously planned 2020 capital spending was intended to support growth initiatives and many of our operations are asset-light.
We are using a combination of rigorous protective measures, technology and virtual communications to endeavor to keep employees safe in all 30 countries where we operate. Measures we have taken to date include:

•	Our employees worldwide are working remotely if able to do so.

•	For employees who need to work on site, we follow the guidance of the World Health Organization, the U.S. Centers for Disease Control, local regulators, and our own health and safety protocols.

•	Social distancing and personal protective equipment guidelines are in effect in all our workplaces.

•
We have implemented consistent and ongoing cleaning of high-touch areas across our facilities worldwide, as well as deep cleaning of any workspaces or facilities likely to have been exposed to COVID-19.

•
We have added Pandemic Paid Sick Leave to our U.S. and Canadian benefits packages, covered the cost of COVID-19 testing, continued to provide alternate work arrangements for employees when medically advisable, and guaranteed up to three days of 100% pay continuation if a facility is closed temporarily for deep cleaning.

A further discussion of the impact of the COVID-19 pandemic on our business is set forth below in Part II, Item 1A. Risk Factors.
Consolidated Summary Financial Table

	Three Months Ended March 31,		Percent of Revenue		Change
(Dollars in millions)	2020	2019	2020	2019	2020 vs. 2019
Revenue	$3,864	$4,120	100.0%	100.0%	(6.2)%
Cost of transportation and services	1,898	2,096	49.1%	50.9%	(9.4)%
Direct operating expense	1,360	1,406	35.2%	34.1%	(3.3)%
SG&A expense	525	486	13.6%	11.8%	8.0%
Operating income	81	132	2.1%	3.2%	(38.6)%
Other expense (income)	(18)	(17)	(0.5)%	(0.4)%	5.9%
Foreign currency (gain) loss	(8)	2	(0.2)%	—%	NM
Debt extinguishment loss	—	5	—%	0.1%	(100.0)%
Interest expense	72	71	1.9%	1.7%	1.4%
Income before income tax provision	35	71	0.9%	1.7%	(50.7)%
Income tax provision	10	19	0.3%	0.5%	(47.4)%
Net income	$25	$52	0.6%	1.3%	(51.9)%
NM - Not meaningful.
Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019
Revenue for the first quarter of 2020 decreased 6.2% to $3.9 billion, compared with the same quarter in 2019. The decrease is primarily due to the impact of COVID-19 and reduced volumes with our largest customer, including curtailing our direct postal injection business. Additionally, foreign currency movement reduced revenue by approximately 1.0 percentage point in the first quarter of 2020.
Cost of transportation and services includes the cost of providing or procuring freight transportation for XPO customers and salaries paid to employee drivers in our truckload and LTL businesses.
Cost of transportation and services for the first quarter of 2020 was $1.9 billion, or 49.1% of revenue, compared with $2.1 billion, or 50.9% of revenue, for the same quarter in 2019. The year-over-year reduction as a percentage of revenue was primarily driven by a higher mix of contract logistics revenue, lower third-party transportation costs in our transportation segment, and lower fuel costs.
Direct operating expenses are comprised of both fixed and variable expenses and consist of operating costs related to our contract logistics facilities, last mile warehousing facilities, LTL service centers and European LTL network. Direct operating costs consist mainly of personnel costs, facility and equipment expenses, such as rent, utilities, equipment maintenance and repair, costs of materials and supplies, information technology expenses, depreciation expense, and gains and losses on sales of property and equipment.
Direct operating expense for the first quarter of 2020 was $1.4 billion, or 35.2% of revenue, compared with $1.4 billion, or 34.1% of revenue, for the same quarter in 2019. The year-over-year increase as a percentage of revenue was primarily driven by higher personnel costs, facility costs in our transportation segment and higher depreciation expense in our logistics segment due to the impact of prior capital investments and new contract startups. Partially offsetting these higher costs were lower temporary labor costs in our logistics segment. Additionally, the first quarters of 2020 and 2019 included $27 million and $21 million, respectively, from gains on sale of property and equipment.

Sales, general and administrative expense (“SG&A”) primarily consists of salary and benefit costs for executive and certain administration functions, salaries and commissions for the sales function, depreciation and amortization expense, professional fees, facility costs, bad debt expense and legal costs.
SG&A for the first quarter of 2020 was $525 million, or 13.6% of revenue, compared with $486 million, or 11.8% of revenue, for the same quarter in 2019. SG&A in the first quarter of 2020 included approximately $40 million of expenses related to our exploration of strategic alternatives, including professional service fees and retention costs. The review process was terminated in March 2020 in light of market conditions, although certain of these costs will continue. SG&A for the first quarter of 2020 also reflected higher incentive and stock-based compensation expense.
Foreign currency (gain) loss was an $8 million gain for the first quarter of 2020, compared with a $2 million loss for the same quarter in 2019. Foreign currency gain in the first quarter of 2020 primarily reflected realized and unrealized gains on foreign currency option and forward contracts and other derivative contracts, including a gain on a terminated net investment hedge. Foreign currency loss in the first quarter of 2019 primarily reflected unrealized losses on foreign currency option and forward contracts. For additional information on our foreign currency option and forward contracts, see Note 5—Derivative Instruments to our Condensed Consolidated Financial Statements.
Debt extinguishment loss was $5 million for the first quarter of 2019. There were no debt extinguishment losses in the first quarter of 2020. Debt extinguishment loss in the first quarter of 2019 related to the write-off of debt issuance costs for an unsecured credit facility that was repaid in the first quarter of 2019.
Interest expense increased to $72 million for the first quarter of 2020 from $71 million for the first quarter of 2019, primarily due to higher average total indebtedness to fund share purchases in 2019 and for general corporate purposes, partially offset by lower interest rates in the first quarter of 2020.
Our effective income tax rates were 30.2% and 26.6% for the first quarter of 2020 and 2019, respectively. The effective tax rates for the first quarter of 2020 and 2019 were based on forecasted full-year effective tax rates, adjusted for discrete items that occurred within the periods presented. There were no material discrete items impacting the effective tax rate for the first quarter of 2020 or 2019.
The U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted in March 2020 provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. We have applied the provisions of the CARES Act relating to income taxes and recorded a $4 million reduction in cash taxes as well as an immaterial income tax benefit on our Condensed Consolidated Statements of Income in the first quarter of 2020. Additionally, we expect to benefit from the ability to defer the payment of certain payroll taxes that would otherwise be required in 2020.
Restructuring Charges
We engage in restructuring actions as part of our ongoing efforts to best utilize our resources and infrastructure. Restructuring charges were recorded on our Condensed Consolidated Statements of Income as follows:

	Three Months Ended March 31,
(In millions)	2020	2019
Cost of transportation and services	$—	$3
Sales, general and administrative expense	3	10
Total	$3	$13
For more information, see Note 4—Restructuring Charges to the Condensed Consolidated Financial Statements. Upon successful completion of the restructuring initiatives recorded in the first quarter of 2020, we expect to achieve annualized pre-tax savings of approximately $9 million in 2021. We expect to incur incremental restructuring costs in 2020 as we modify and right-size our operations for declines and/or surges in demand due to the business impacts of COVID-19; however, we are currently unable to reasonably estimate these costs.

Transportation Segment

	Three Months Ended March 31,		Percent of Revenue		Change
(Dollars in millions)	2020	2019	2020	2019	2020 vs. 2019
Revenue	$2,459	$2,659	100.0%	100.0%	(7.5)%
Operating income	120	128	4.9%	4.8%	(6.3)%
Total depreciation and amortization	110	116	N/A	N/A	(5.2)%
Transportation segment revenue decreased 7.5% to $2.5 billion for the first quarter of 2020, compared with $2.7 billion for the same quarter in 2019. Revenue in the first quarter of 2020 reflected the impact of COVID-19 and reduced volumes with our largest customer, including curtailing our direct postal injection business. Additionally, foreign currency movement reduced revenue by approximately 0.7 percentage points in the first quarter of 2020.
Transportation segment operating income for the first quarter of 2020 decreased to $120 million, or 4.9% of revenue, compared with $128 million, or 4.8% of revenue, for the same quarter in 2019. The decrease was primarily driven by lower revenue, partially offset by lower third-party transportation, fuel, truck leasing and personnel costs as a percentage of revenue. Partially offsetting these lower costs were higher facility costs, expenses related to our exploration of strategic alternatives and bad debt expenses. Additionally, the first quarter of 2020 reflected higher gains on sale of property and equipment of $8 million. Depreciation and amortization expense in the first quarter of 2019 included $6 million related to the impairment of customer relationship intangible assets associated with exiting the direct postal injection business.
Logistics Segment

	Three Months Ended March 31,		Percent of Revenue		Change
(Dollars in millions)	2020	2019	2020	2019	2020 vs. 2019
Revenue	$1,437	$1,494	100.0%	100.0%	(3.8)%
Operating income	38	46	2.6%	3.1%	(17.4)%
Total depreciation and amortization	69	61	N/A	N/A	13.1%
Logistics segment revenue decreased 3.8% to $1.4 billion for the first quarter of 2020, compared with $1.5 billion for the same quarter in 2019. This decrease reflects our elimination of certain low-margin business and the downsizing of business by our largest customer in North America, as well as the negative impact of COVID-19 in Europe. Additionally, foreign currency movement reduced revenue growth by approximately 1.4 percentage points in the first quarter of 2020.
Logistics segment operating income for the first quarter of 2020 decreased to $38 million, or 2.6% of revenue, compared with $46 million, or 3.1% of revenue, for the same quarter in 2019. The decrease was primarily driven by lower revenue, increased depreciation and amortization expense and expenses related to our exploration of strategic alternatives. Depreciation and amortization expense was higher in the first quarter of 2020 compared to the prior year quarter due to the impact of prior capital investments and new contract startups.
Liquidity and Capital Resources
As of March 31, 2020, we had cash and cash equivalents of $1.1 billion. Our principal existing sources of cash are (i) cash generated from operations; (ii) borrowings available under our Second Amended and Restated Revolving Loan Credit Agreement, as amended (the “ABL Facility”); and (iii) proceeds from the issuance of other debt. As of March 31, 2020, we have $186 million available to draw under our ABL Facility, based on a borrowing base of $1.0 billion, as well as outstanding letters of credit of $214 million.
Managing our balance sheet prudently and maintaining appropriate liquidity are high priorities during the disruption caused by COVID-19. In order to best position us to navigate this uncertain period, we have taken a number of actions to further strengthen our liquidity.
We borrowed a net $600 million in revolving loans under our existing ABL Facility for the three months ended March 31, 2020. In addition, in early April 2020 we entered into a Senior Secured Term Loan Credit Agreement (the

“Bilateral Credit Agreement”) which allows us to borrow up to $150 million in aggregate principal amount of committed secured term loans and request the issuance of up to $200 million in aggregate face amount of uncommitted secured letters of credit under an evergreen letter of credit facility. Also in April 2020, we completed a private placement of $850 million aggregate principal amount of 6.25% senior notes due 2025 (the “Notes”). The Bilateral Credit Agreement and Notes are discussed further below.
We continually evaluate our liquidity requirements in light of our operating needs, growth initiatives and capital resources. We believe that our existing liquidity and sources of capital are sufficient to support our operations over the next 12 months.
Trade Receivables Securitization and Factoring Programs
We sell certain of our trade accounts receivable on a non-recourse basis to third-party financial institutions under factoring agreements. We account for these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. We also sell trade accounts receivable under a securitization program described below. We use trade receivables securitization and factoring programs to help manage our cash flows and offset the impact of extended payment terms for some of our customers.
XPO Logistics Europe SA (“XPO Logistics Europe”), one of our majority-owned subsidiaries, participates in a trade receivables securitization program co-arranged by Crédit Agricole, BNP Paribas and HSBC (the “Purchasers”). Under the program, a wholly-owned bankruptcy-remote special purpose entity of XPO Logistics Europe sells trade receivables that originate with wholly-owned subsidiaries of XPO Logistics Europe in the United Kingdom and France to unaffiliated entities managed by the Purchasers. The special purpose entity is a variable interest entity and is consolidated by XPO based on our control of the entity’s activities.
We account for transfers under our securitization and factoring arrangements as sales because we sell full title and ownership in the underlying receivables and control of the receivables is considered transferred. For these transfers, the receivables are removed from our Condensed Consolidated Balance Sheets at the date of transfer. In the securitization and factoring arrangements, any continuing involvement with the receivables is limited to servicing the receivables. The fair value of any servicing assets and liabilities is immaterial. Our trade receivables securitization program permits us to borrow, on an unsecured basis, cash collected in a servicing capacity on previously sold receivables, which we report within short-term debt on our Condensed Consolidated Balance Sheets. These borrowings amounted to €164 million ($181 million) as of March 31, 2020. See Note 6—Debt to our Condensed Consolidated Financial Statements for additional information on these borrowings.
Under a securitization program that was terminated in July 2019, if transfers were accounted for as sales, the consideration received included a simultaneous cash payment and a deferred purchase price receivable. The deferred purchase price receivable was not a trade receivable and was recorded based on its fair value and reported within Other current assets on our Condensed Consolidated Balance Sheets. The cash payment which we received on the date of the transfer was reflected within Net cash provided by (used in) operating activities on our Condensed Consolidated Statements of Cash Flows. As we received cash payments on the deferred purchase price receivable, it was reflected as an investing activity. The new program does not include a deferred purchase price mechanism.
The maximum amount of net cash proceeds available at any one time under the program is €400 million (approximately $441 million as of March 31, 2020) and this amount includes any unsecured borrowings related to the program. As of March 31, 2020, €88 million (approximately $98 million) was available to us based on the level of receivables sold and outstanding as of that date. The securitization program expires in July 2022 and contains financial covenants customary for this type of arrangement, including maintaining a defined average days sales outstanding ratio.

Information related to the trade receivables sold was as follows:

	Three Months Ended March 31,
(In millions)	2020	2019
Securitization programs (1)
Receivables sold in period	$691	$323
Cash consideration	691	260
Deferred purchase price	—	63

Factoring programs
Receivables sold in period	264	184
Cash consideration	263	183

(1)
Receivable transfers under the securitization programs are accounted for as either sales or secured borrowings. In the prior program, a portion of the transfers were accounted for as secured borrowings whereas under the new program, all transfers are accounted for as sales. This change had the effect of significantly increasing the amount of trade receivables we reported as sold in the first quarter of 2020.

In addition to the cash considerations referenced above, we received $71 million in the three months ended March 31, 2019, for the realization of cash on the deferred purchase price receivable for our prior securitization program.
Term Loan Facility
In March 2019, we entered into an amendment to our senior secured term loan credit agreement and borrowed an additional $500 million of incremental loans under a new tranche of term loans. For more information on these amendments, refer to Note 6—Debt to our Condensed Consolidated Financial Statements.
Senior Notes due 2024
In February 2019, we completed a private placement of $1.0 billion aggregate principal amount of senior notes (“Senior Notes due 2024”), which bear interest at a rate of 6.75% per annum. Proceeds from the Senior Notes due 2024 were used to repay our outstanding obligation under an unsecured credit facility and to finance a portion of our share repurchases described in Note 7—Stockholders’ Equity to our Condensed Consolidated Financial Statements.
Borrowings related to Securitization Program
Our trade receivables securitization program permits us to borrow, on an unsecured basis, cash collected in a servicing capacity on previously sold receivables. These borrowings, which amounted to $181 million as of March 31, 2020, are owed to the program’s Purchasers and are included in short-term debt until they are repaid in the following month’s settlement. There were no borrowings related to the program at December 31, 2019. The securitization program expires in July 2022 and contains financial covenants customary for this type of arrangement, including maintaining a defined average days sales outstanding ratio. For additional information on the securitization program, see Note 1—Organization, Description of Business and Basis of Presentation to our Condensed Consolidated Financial Statements.
Secured Debt
In April 2020, we and certain of our subsidiaries entered into the Bilateral Credit Agreement, comprised of a $150 million committed secured term loan facility and a $200 million uncommitted secured evergreen letter of credit facility. The term loan facility is available to be drawn upon, subject to customary conditions, in multiple borrowings within six months of the closing date. Any term loans thereunder will bear interest at a rate equal to London Inter-bank Offered Rate (“LIBOR”) or base rate, at our election, plus an applicable margin of 3.00% to 4.50%, for LIBOR loans, or 2.00% to 3.50%, for base rate loans, in each case depending upon the time elapsed since the closing date. The term loan facility matures in April 2021.

Letters of credit under the letter of credit facility shall expire within one year of issuance and may contain automatic one-year renewals until the letter of credit facility terminates. As of the date of this Report on Form 10-Q, we have issued $200 million in aggregate face amount of letters of credit, which replaced letters of credit outstanding under our ABL Facility, and have not drawn upon the term loan commitments. The credit agreement governing the term loan and letter of credit facilities contains representations and warranties and affirmative and negative covenants customary for financings of this type as well as customary events of default.
Senior Notes
Also in April 2020, we completed a private placement of $850 million aggregate principal amount of 6.25% senior notes due 2025 (the “Notes”). We intend to use the net proceeds from the issuance of the Notes for general corporate purposes, which may include the repayment of amounts outstanding under our existing ABL Facility, the repayment and/or redemption of our 6.50% senior notes due 2022 and/or the repayment of other existing indebtedness. Interest on the debt is paid semi-annually in arrears. The Notes mature on May 1, 2025. The net proceeds from the offering, after deducting debt issuance costs, were approximately $837 million.
The Notes are guaranteed by each of our direct and indirect wholly-owned restricted subsidiaries (other than some excluded subsidiaries) that are obligors under, or guarantee obligations under, our ABL Facility or existing term loan facility (or certain of its replacements) or guarantee certain of our other indebtedness. The Notes and its guarantees are unsecured, unsubordinated indebtedness for us and our guarantors. The Notes contain covenants customary for notes of this nature.
Share Repurchases
In December 2018, our Board of Directors authorized the repurchase of up to $1 billion of our common stock (the “2018 Program”), which was completed in the first quarter of 2019. The share repurchases were funded by an unsecured credit facility and our available cash.
In February 2019, our Board of Directors authorized additional repurchases of up to $1.5 billion of our common stock (the “2019 Program”). The 2019 authorization permits us to purchase shares in both the open market and in private transactions, with the timing and number of shares dependent on a variety of factors, including price, general business conditions, market conditions, alternative investment opportunities and funding considerations. We are not obligated to repurchase any specific number of shares and may suspend or discontinue the program at any time. The share purchases under the 2019 Program were funded by our available cash and proceeds from our 2019 debt offerings.
Information regarding our shares repurchased, based on settlement date, were as follows:

(In millions, except per share data)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	2019 Program	2019 Program	2018 Program
Shares purchased and retired	2	15	8
Aggregate value	$114	$763	$464
Average price per share	$66.58	$49.86	$59.47
Remaining authorization	$503	$737	$—
Loan Covenants and Compliance
As of March 31, 2020, we were in compliance with the covenants and other provisions of our debt agreements. Any failure to comply with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.

Sources and Uses of Cash

	Three Months Ended March 31,
(In millions)	2020	2019
Net cash provided by (used in) operating activities	$180	$(96)
Net cash used in investing activities	(79)	—
Net cash provided by (used in) financing activities	668	(29)
Effect of exchange rates on cash, cash equivalents and restricted cash	(19)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$750	$(125)
During the three months ended March 31, 2020, we: (i) generated cash from operating activities of $180 million; (ii) received net proceeds of $782 million on our debt and short-term borrowings; (iii) generated proceeds from sales of property and equipment (primarily real estate) of $54 million; and (iv) received proceeds of $42 million from bank overdrafts. We used cash during this period primarily to: (i) purchase property and equipment of $139 million; (ii) repurchase common stock of $114 million; and (iii) make payments on debt and finance leases of $25 million.
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
Cash flows from operating activities for the three months ended March 31, 2020 increased by $276 million, compared with the same period in 2019. The increase reflects the impact of lower cash usage of $318 million from operating assets and liabilities, partially offset by $42 million of lower cash-related net income for the three months ended March 31, 2020, compared with the same period in 2019. Cash-related net income represents total cash flows from operating activities less changes in assets and liabilities on the Condensed Consolidated Statements of Cash Flows. The largest components of cash-related net income are Net income plus Depreciation, amortization and net lease activity. Within operating assets and liabilities, accounts receivable was a source of cash for the three months ended March 31, 2020 as compared to a significant use of cash in the prior period reflecting: (i) lower revenues in the current period, in particular in the second half of March as we began to experience the impacts of COVID-19; and (ii) a year-over-year increase of $80 million in proceeds from factoring; partially offset by a use of cash related to unbilled accounts receivable versus a source of cash in the prior year quarter. The impact on accounts receivable was partially offset by $27 million of higher interest payments in the first quarter of 2020. The lower cash-related net income primarily reflects lower operating income year-over-year, exclusive of the impact of gains on sale of property and equipment.
Investing activities used $79 million of cash in the three months ended March 31, 2020 and were cash neutral in the three months ended March 31, 2019. During the three months ended March 31, 2020, we: (i) used $139 million of cash to purchase property and equipment; and (ii) received $54 million from sales of property and equipment. During the three months ended March 31, 2019, we primarily: (i) used $118 million of cash to purchase property and equipment; (ii) received $47 million from sales of property and equipment; and (iii) received proceeds of $71 million related to the realization of cash on deferred purchase price receivable.
Financing activities provided $668 million of cash in the three months ended March 31, 2020 and used $29 million of cash in the three months ended March 31, 2019. The primary sources of cash from financing activities during the three months ended March 31, 2020 were: (i) $600 million of proceeds from borrowings on our ABL Facility, net of payments; (ii) $182 million of proceeds from borrowings related to our securitization program; and (iii) $42 million from bank overdrafts. The primary uses of cash during the first three months of 2020 were: (i) $114 million used to purchase XPO common stock; and (ii) $25 million used to repay borrowings. By comparison, the primary uses of cash during the three months ended March 31, 2019 were the $1.2 billion repurchase of XPO common stock and a $500 million repayment of borrowings under the unsecured credit facility. The primary sources of cash from financing activities during the three months ended March 31, 2019 were $1.7 billion of net proceeds from the issuance of long-term debt, consisting of the incremental term loans and Senior Notes due 2024, as well as amounts received under the senior variable funding notes in connection with our trade securitization program.
Contractual Obligations
During the three months ended March 31, 2020, there were no material changes to our December 31, 2019 contractual obligations. We anticipate net capital expenditures to be between $200 million and $250 million in 2020, which reflects a decrease of approximately $275 million from the estimate provided in our 2019 Form 10-K due to the impact of COVID-19, as discussed above.
New Accounting Standards
Information related to new accounting standards is included in Note 1—Organization, Description of Business and Basis of Presentation to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and commodity risk. Other than the broad effects on economic conditions as a result of the COVID-19 pandemic, there have been no material changes to our quantitative and qualitative disclosures about market risk during the three months ended March 31, 2020, as compared with the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the year ended December 31, 2019.
Item 4. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended as of March 31, 2020. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of March 31, 2020 were effective as of such time such that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries; and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II—Other Information
Item 1. Legal Proceedings.
Intermodal Drayage Classification Claims
Certain of our intermodal drayage subsidiaries are defendants in several multi-plaintiff and putative class action litigations brought by independent contract carriers in California who contracted with these subsidiaries. In these cases, the contract carriers, and in some instances the contract carriers’ employees, assert that they should be classified as employees, rather than independent contractors. The particular claims asserted vary from case to case but generally include claims for unpaid wages, unpaid overtime, unpaid wages for missed meal and rest periods, and reimbursement of the contract carriers’ business expenses. We are unable at this time to estimate the amount of the possible loss or range of loss, if any, that we may incur as a result of these claims given, among other reasons, that the range of potential loss could be impacted substantially by future rulings by the courts involved, including on the merits of the claims.

Last Mile Logistics Classification Claims
Some of our last mile logistics subsidiaries are defendants in several putative class action litigations brought by independent contract carriers in multiple jurisdictions who contracted with these subsidiaries. In these cases, the contract carriers, and in certain instances the contract carriers’ employees, assert that they should be classified as employees, rather than independent contractors. The particular claims asserted vary from case to case but generally include claims for unpaid wages, unpaid overtime, unpaid wages for missed meal and rest periods, and reimbursement of the contract carriers’ business expenses. We are unable at this time to estimate the amount of the possible loss or range of loss, if any, in excess of our accrued liability that we may incur as a result of these claims given, among other reasons, that the number and identities of plaintiffs in these lawsuits are uncertain and the range of potential loss could be impacted substantially by future rulings by the courts involved, including on the merits of the claims.
Shareholder Litigation
On December 14, 2018, a putative class action captioned Labul v. XPO Logistics, Inc. et al., No. 3:18-cv-02062 (D. Conn.) was filed in the U.S. District Court for the District of Connecticut against us and some of our current and former executives, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, and Section 20(a) of the Exchange Act, based on alleged material misstatements and omissions in our public filings with the U.S. Securities and Exchange Commission. On June 3, 2019, lead plaintiffs Local 817 IBT Pension Fund, Local 272 Labor-Management Pension Fund, and Local 282 Pension Trust Fund and Local 282 Welfare Trust Fund (together, the “Pension Funds”) filed a consolidated class action complaint. Defendants moved to dismiss the consolidated class action complaint on August 2, 2019. On November 4, 2019, the court dismissed the consolidated class action complaint without prejudice to the filing of an amended complaint. The Pension Funds, on January 3, 2020, filed a first amended consolidated class action complaint against us and a current executive. Defendants moved to dismiss the first amended consolidated class action complaint on March 3, 2020. Briefing on defendants’ motion is ongoing.
Also, on May 13, 2019, Adriana Jez filed a purported shareholder derivative action captioned Jez v. Jacobs, et al., No. 19-cv-889-RGA (D. Del.) (“Jez complaint”) in the U.S. District Court for the District of Delaware, alleging breaches of fiduciary duty, unjust enrichment, waste of corporate assets, and violations of the Exchange Act against some of our current and former directors and officers, with the company as a nominal defendant. The Jez complaint was later consolidated with similar derivative complaints filed by purported shareholders Erin Candler and Kevin Rose under the caption In re XPO Logistics, Inc. Derivative Litigation, No. 19-cv-889-RGA (D. Del.). On December 12, 2019, the court ordered plaintiffs to designate an operative complaint or file an amended complaint within 45 days. On January 27, 2020, plaintiffs designated the Jez complaint as the operative complaint in the consolidated cases. Defendants moved to dismiss the operative complaint on February 26, 2020. Rather than file a brief in opposition, on March 27, 2020, plaintiffs moved for leave to file a further amended complaint and to stay briefing on defendants’ motions to dismiss. Defendants opposed plaintiffs’ motions, which were fully briefed on April 20, 2020, and are awaiting decision by the Court.
We believe these suits are without merit and we intend to defend the company vigorously against the allegations. We are unable at this time to determine the amount of the possible loss or range of loss, if any, that we may incur as a result of these matters.
Item 1A. Risk Factors.
In addition to the information set forth in this Form 10-Q and the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, you should carefully consider the following risk factors which could materially affect our business, financial condition or future results.
The COVID-19 pandemic could have a material adverse effect on our business operations, results of operations, cash flows and financial position
We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it will impact our customers, employees and other business partners. The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption, which will adversely affect our business operations and may materially and adversely affect our results of operations, cash flows and financial position.

For example, customer demand for our services in many parts of our business has been materially and negatively impacted by the mandated closure of our customers’ operations or points of sale, while customer demand for our services in other parts of our business has increased as consumers stockpile goods or switch to e-commerce platforms to make purchases. From a demand standpoint, the last half of March saw demand decline sharply, most notably in Europe, as large sectors of the economy began to shut down, which has continued into April. We are unable to accurately predict the impact that COVID-19 will have on our operations going forward due to uncertainties including the severity and duration of the outbreak and additional actions that may be taken by governmental authorities. However, we currently expect that our results of operations and financial condition will be more significantly adversely impacted in the second quarter of 2020 and subsequent periods than in the quarter ended March 31, 2020, as levels of activity in our business have historically been positively correlated to broad measures of economic activity, such as gross domestic product and to measures of industrial economic activity. In addition, we have incurred additional costs to ensure we meet the needs of our customers and employees, including costs for personal protective equipment, site closures and cleaning and enhanced employee benefits such as additional paid leave and health benefits (including pandemic paid sick leave). We expect to continue to incur additional costs, which may be significant, as we continue to implement operational changes in response to the pandemic.
Further, our management is focused on mitigating the effects of COVID-19 on our business operations while protecting the health of our employees, which has required and will continue to require, a large investment of time and resources across our enterprise. In addition, we expect to reduce our capital expenditures this year substantially.
If we do not respond appropriately to the pandemic, or if customers do not perceive our response to be adequate for the United States, Europe or our other international markets, we could suffer damage to our reputation and our brand, which could adversely affect our business. Likewise, an extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.
The effect of the COVID-19 pandemic may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 outbreak has subsided. The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that we are not able to predict, including: the severity and duration of the outbreak; governmental, business and other actions (which could include limitations on our operations or mandates to provide services in a specified manner); the promotion of social distancing and the adoption of shelter-in-place orders affecting our ability to provide our services; the impact of the pandemic on economic activity; the extent and duration of the effect on consumer confidence and spending, customer demand and buying patterns; the health of and the effect on our workforce and our ability to meet staffing needs, particularly if members of our workforce are quarantined as a result of exposure; any impairment in value of our tangible or intangible assets which could be recorded as a result of weaker economic conditions; and the potential effects on our internal controls including those over financial reporting as a result of changes in working environments such as shelter-in-place and similar orders that are applicable to our employees and business partners, among others. Further, provisions for bad debt expense may increase given the financial difficulty faced by our business partners, which could, among other things, impact our ability to borrow under our trade receivables securitization program and/or our revolving credit facility. In addition, if the pandemic continues to create disruptions or turmoil in the credit or financial markets, or impacts our credit ratings, it could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted.
There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our customers, our operations or the global economy as a whole. However, the effects could have a material impact on our results of operations and heighten many of our known risks described in this Form 10-Q and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019, which is incorporated by reference herein.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On February 18, 2020, pursuant to the Investment Agreement dated as of June 13, 2011 by and among Jacobs Private Equity, LLC (“JPE”) and the other investors party thereto (collectively with JPE, the “Investors”) we issued

12,750 unregistered shares of our common stock as a result of the exercise of warrants by certain shareholders for cash resulting in the receipt of $89,250 of total proceeds. The proceeds received will be used for general corporate purposes. The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933, as amended, in accordance with Section 4(a)(2) thereof, as a transaction by an issuer not involving any public offering.
Issuer Purchases of Equity Securities

(In millions, except per share data)	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 2020	—	$—	—	$617
February 2020	—	—	—	617
March 2020	2	66.58	2	503
Total	2	$66.58	2	$503

(1)	Based on settlement date.

(2)
On February 14, 2019, we announced that our Board of Directors authorized repurchases of up to $1.5 billion of our common stock. We are not obligated to repurchase any specific number of shares and may suspend or discontinue the program at any time. Also, the program does not have an expiration date. For further details, refer to Note 7—Stockholders’ Equity to our Condensed Consolidated Financial Statements.

Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

10.1 *+	Employment Agreement, effective as of February 3, 2020, and Amendment to Employment Agreement, dated April 7, 2020, between the registrant and Kurt M. Rogers.

10.2 *+	Employment Agreement, effective as of March 2, 2020, between the registrant and David B. Wyshner.

31.1 *
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020.

31.2 *
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020.

32.1 **
Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020.

32.2 **
Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020.

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

XPO LOGISTICS, INC.

By:	/s/ Bradley S. Jacobs
Bradley S. Jacobs
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David B. Wyshner
David B. Wyshner
Chief Financial Officer
(Principal Financial Officer)
Date: May 5, 2020