Form 10-Q
period 2020-06-30
XPO Logistics, Inc.
filed 2020-08-03
CIK 1166003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
Form 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 27, 2020, there were 91,325,643 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

XPO Logistics, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2020

Part I—Financial Information
Item 1. Financial Statements.
XPO Logistics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(In millions, except per share data)	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$2,285	$377
Accounts receivable, net of allowances of $79 and $58, respectively	2,244	2,500
Other current assets	501	465
Total current assets	5,030	3,342
Long-term assets
Property and equipment, net of $2,291 and $2,054 in accumulated depreciation, respectively	2,597	2,704
Operating lease assets	2,226	2,245
Goodwill	4,422	4,450
Identifiable intangible assets, net of $864 and $850 in accumulated amortization, respectively	1,015	1,092
Other long-term assets	351	295
Total long-term assets	10,611	10,786
Total assets	$15,641	$14,128
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$840	$1,157
Accrued expenses	1,673	1,414
Short-term borrowings and current maturities of long-term debt	198	84
Short-term operating lease liabilities	460	468
Other current liabilities	158	135
Total current liabilities	3,329	3,258
Long-term liabilities
Long-term debt	6,939	5,182
Deferred tax liability	507	495
Employee benefit obligations	155	157
Long-term operating lease liabilities	1,770	1,776
Other long-term liabilities	307	364
Total long-term liabilities	9,678	7,974
Stockholders’ equity
Convertible perpetual preferred stock, $0.001 par value; 10 shares authorized; 0.07 of Series A shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	41	41
Common stock, $0.001 par value; 300 shares authorized; 91 and 92 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	1,963	2,061
Retained earnings	672	786
Accumulated other comprehensive loss	(192)	(145)
Total stockholders’ equity before noncontrolling interests	2,484	2,743
Noncontrolling interests	150	153
Total equity	2,634	2,896
Total liabilities and equity	$15,641	$14,128
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of (Loss) Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2020	2019	2020	2019
Revenue	$3,502	$4,238	$7,366	$8,358
Operating expenses
Cost of transportation and services	1,641	2,108	3,539	4,204
Direct operating expense	1,370	1,417	2,730	2,823
Sales, general and administrative expense	632	455	1,157	941
Total operating expenses	3,643	3,980	7,426	7,968
Operating (loss) income	(141)	258	(60)	390
Other expense (income)	(21)	(13)	(39)	(30)
Foreign currency loss (gain)	3	8	(5)	10
Debt extinguishment loss	—	—	—	5
Interest expense	82	72	154	143
(Loss) income before income tax (benefit) provision	(205)	191	(170)	262
Income tax (benefit) provision	(71)	46	(61)	65
Net (loss) income	(134)	145	(109)	197
Net loss (income) attributable to noncontrolling interests	3	(10)	1	(15)
Net (loss) income attributable to XPO	$(131)	$135	$(108)	$182

Earnings (loss) per share data
Net (loss) income attributable to common shareholders	$(132)	$122	$(110)	$165

Basic (loss) earnings per share	$(1.45)	$1.32	$(1.20)	$1.66
Diluted (loss) earnings per share	$(1.45)	$1.19	$(1.20)	$1.51

Weighted-average common shares outstanding
Basic weighted-average common shares outstanding	91	92	92	100
Diluted weighted-average common shares outstanding	91	102	92	110
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Net (loss) income	$(134)	$145	$(109)	$197

Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss), net of tax effect of $4, $—, $(7) and $(6)	$21	$(1)	$(44)	$(2)
Unrealized gain on financial assets/liabilities designated as hedging instruments, net of tax effect of $—, $(1), $— and $—	—	4	—	1
Defined benefit plans adjustments, net of tax effect of $—, $—, $2 and $—	—	—	(5)	—
Other comprehensive income (loss)	21	3	(49)	(1)
Comprehensive (loss) income	$(113)	$148	$(158)	$196
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	13	(3)	13
Comprehensive (loss) income attributable to XPO	$(113)	$135	$(155)	$183
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2020	2019
Operating activities
Net (loss) income	$(109)	$197
Adjustments to reconcile net (loss) income to net cash from operating activities
Depreciation, amortization and net lease activity	379	360
Stock compensation expense	39	31
Accretion of debt	8	9
Deferred tax expense	3	12
Debt extinguishment loss	—	5
Unrealized (gain) loss on foreign currency option and forward contracts	(1)	9
Gains on sales of property and equipment	(39)	(40)
Other	42	23
Changes in assets and liabilities
Accounts receivable	186	(289)
Other assets	(84)	(23)
Accounts payable	(277)	(81)
Accrued expenses and other liabilities	247	(49)
Net cash provided by operating activities	394	164
Investing activities
Payment for purchases of property and equipment	(255)	(236)
Proceeds from sale of property and equipment	77	85
Cash collected on deferred purchase price receivable	—	137
Other	6	—
Net cash used in investing activities	(172)	(14)
Financing activities
Proceeds from issuance of debt	1,161	1,758
Proceeds from borrowings related to securitization program	109	—
Proceeds from borrowings on ABL facility	620	1,355
Repayment of borrowings on ABL facility	(20)	(1,355)
Repayment of debt and finance leases	(40)	(565)
Payment for debt issuance costs	(21)	(27)
Repurchase of common stock	(114)	(1,347)
Change in bank overdrafts	23	30
Payment for tax withholdings for restricted shares	(18)	(5)
Other	1	3
Net cash provided by (used in) financing activities	1,701	(153)
Effect of exchange rates on cash, cash equivalents and restricted cash	(15)	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,908	(5)
Cash, cash equivalents and restricted cash, beginning of period	387	514
Cash, cash equivalents and restricted cash, end of period	$2,295	$509
Supplemental disclosure of cash flow information
Leased assets obtained in exchange for new operating lease liabilities	$371	$327
Leased assets obtained in exchange for new finance lease liabilities	17	30
Cash paid for interest	149	125
Cash paid for income taxes	10	58
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Series A Preferred Stock		Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total XPO Stockholders' Equity	Non-controlling Interests	Total Equity
Balance as of March 31, 2020	72	$41	91,044	$—	$1,943	$804	$(210)	$2,578	$150	$2,728
Net loss	—	—	—	—	—	(131)	—	(131)	(3)	(134)
Other comprehensive income	—	—	—	—	—	—	18	18	3	21
Exercise and vesting of stock compensation awards	—	—	216	—	—	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	—	—	(2)	—	—	(2)	—	(2)
Dividend declared	—	—	—	—	—	(1)	—	(1)	—	(1)
Stock compensation expense	—	—	—	—	20	—	—	20	—	20
Other	—	—	62	—	2	—	—	2	—	2
Balance as of June 30, 2020	72	$41	91,322	$—	$1,963	$672	$(192)	$2,484	$150	$2,634

	Series A Preferred Stock		Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total XPO Stockholders' Equity	Non-controlling Interests	Total Equity
Balance as of December 31, 2019	72	$41	92,342	$—	$2,061	$786	$(145)	$2,743	$153	$2,896
Net loss	—	—	—	—	—	(108)	—	(108)	(1)	(109)
Other comprehensive loss	—	—	—	—	—	—	(47)	(47)	(2)	(49)
Exercise and vesting of stock compensation awards	—	—	633	—	—	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	—	—	(18)	—	—	(18)	—	(18)
Retirement of common stock	—	—	(1,715)	—	(114)	—	—	(114)	—	(114)
Dividend declared	—	—	—	—	—	(2)	—	(2)	—	(2)
Stock compensation expense	—	—	—	—	32	—	—	32	—	32
Adoption of new accounting standard and other	—	—	62	—	2	(4)	—	(2)	—	(2)
Balance as of June 30, 2020	72	$41	91,322	$—	$1,963	$672	$(192)	$2,484	$150	$2,634

XPO Logistics, Inc.
Condensed Consolidated Statements of Changes in Equity (continued)
(Unaudited)

	Series A Preferred Stock		Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total XPO Stockholders' Equity	Non-controlling Interests	Total Equity
Balance as of March 31, 2019	72	$41	93,207	$—	$2,122	$428	$(153)	$2,438	$395	$2,833
Net income	—	—	—	—	—	135	—	135	10	145
Other comprehensive income	—	—	—	—	—	—	—	—	3	3
Exercise and vesting of stock compensation awards	—	—	87	—	—	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	—	—	(2)	—	—	(2)	—	(2)
Retirement of common stock	—	—	(1,362)	—	(80)	—	—	(80)	—	(80)
Dividend declared	—	—	—	—	—	—	—	—	(1)	(1)
Stock compensation expense	—	—	—	—	11	—	—	11	—	11
Other	—	—	60	—	3	—	—	3	—	3
Balance as of June 30, 2019	72	$41	91,992	$—	$2,054	$563	$(153)	$2,505	$407	$2,912

	Series A Preferred Stock		Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total XPO Stockholders' Equity	Non-controlling Interests	Total Equity
Balance as of December 31, 2018	72	$41	115,683	$—	$3,311	$377	$(154)	$3,575	$395	$3,970
Net income	—	—	—	—	—	182	—	182	15	197
Other comprehensive income (loss)	—	—	—	—	—	—	1	1	(2)	(1)
Exercise and vesting of stock compensation awards	—	—	181	—	—	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	—	—	(4)	—	—	(4)	—	(4)
Retirement of common stock	—	—	(23,932)	—	(1,275)	—	—	(1,275)	—	(1,275)
Dividend declared	—	—	—	—	—	(1)	—	(1)	(1)	(2)
Stock compensation expense	—	—	—	—	19	—	—	19	—	19
Adoption of new accounting standard and other	—	—	60	—	3	5	—	8	—	8
Balance as of June 30, 2019	72	$41	91,992	$—	$2,054	$563	$(153)	$2,505	$407	$2,912
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
The Condensed Consolidated Financial Statements are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair presentation of financial condition, operating results and cash flows for the interim periods presented. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020, particularly in light of the outbreak of a strain of coronavirus, COVID-19, in the first quarter of 2020. The rapid escalation of COVID-19 into a pandemic in the first quarter of 2020 has affected, and will continue to affect, economic activity broadly and customer sectors served by our industry. COVID-19 has had, and we expect will continue to have, significant effects on economic activity, on demand for our services, and on our results of operations in 2020.
Restricted Cash
As of June 30, 2020 and December 31, 2019, our restricted cash included in Other long-term assets on our Condensed Consolidated Balance Sheets was $10 million.
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
We account for transfers under our securitization and factoring arrangements as sales because we sell full title and ownership in the underlying receivables and control of the receivables is considered transferred. For these transfers, the receivables are removed from our Condensed Consolidated Balance Sheets at the date of transfer. In the securitization and factoring arrangements, any continuing involvement with the receivables is limited to servicing the receivables. The fair value of any servicing assets and liabilities is immaterial. Our trade receivables securitization program permits us to borrow, on an unsecured basis, cash collected in a servicing capacity on previously sold receivables, which we report within short-term debt on our Condensed Consolidated Balance Sheets. These borrowings amounted to €98 million ($110 million) as of June 30, 2020. See Note 6—Debt for additional information on these borrowings.
Under a securitization program that was terminated in July 2019, if transfers were accounted for as sales, the consideration received included a simultaneous cash payment and a deferred purchase price receivable. The deferred purchase price receivable was not a trade receivable and was recorded based on its fair value and reported within Other current assets on our Condensed Consolidated Balance Sheets. The cash payment which we received on the date of the transfer was reflected within Net cash provided by operating activities on our Condensed Consolidated Statements of Cash Flows. As we received cash payments on the deferred purchase price receivable, it was reflected as an investing activity. The new program does not include a deferred purchase price mechanism.
The maximum amount of net cash proceeds available at any one time under the current securitization program is €400 million (approximately $449 million as of June 30, 2020), and this amount includes any unsecured borrowings related to the program. As of June 30, 2020, €161 million (approximately $181 million) was available to us based on the level of receivables sold and outstanding as of that date. The weighted average interest rate was 0.73% as of June 30, 2020. Charges for commitment fees, which are based on a percentage of available amounts, and charges for administrative fees were not material to our results of operations for the three and six months ended June 30, 2020 and 2019. The securitization program expires in July 2022 and contains financial covenants customary for this type of arrangement, including maintaining a defined average days sales outstanding ratio.
Information related to the trade receivables sold was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Securitization programs
Receivables sold in period	$598	$338	$1,289	$661
Cash consideration	598	269	1,289	529
Deferred purchase price	—	69	—	132

Factoring programs
Receivables sold in period	$199	$235	$463	$419
Cash consideration	199	234	462	417
In addition to the cash considerations referenced above, we received $66 million and $137 million in the three and six months ended June 30, 2019, respectively, for the realization of cash on the deferred purchase price receivable for our prior securitization program.
Acquisition
In March 2020, XPO Logistics Europe announced that it has entered into a definitive agreement to acquire the majority of Kuehne + Nagel’s contract logistics operations in the United Kingdom. The operations provide a range of logistics services, including inbound and outbound distribution, reverse logistics management and inventory management, and generated annual revenues in 2019 of approximately £500 million ($639 million). The transaction is subject to customary closing conditions, including regulatory approvals. The transaction, which is expected to close in the second half of 2020, is not expected to be material to our 2020 operating results.
Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The levels of inputs used to measure fair value are:
•Level 1—Quoted prices for identical instruments in active markets;
•Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets; and
•Level 3—Valuations based on inputs that are unobservable, generally utilizing pricing models or other valuation techniques that reflect management’s judgment and estimates.
We base our fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and current maturities of long-term debt approximated their fair values as of June 30, 2020 and December 31, 2019 due to their short-term nature and/or being receivable or payable on demand. The Level 1 cash equivalents included money market funds valued using quoted prices in active markets. The Level 2 cash equivalents include short-term investments valued using published interest rates for instruments with similar terms and maturities. For information on the fair value hierarchy of our derivative instruments, see Note 5—Derivative Instruments and for information on financial liabilities, see Note 6—Debt.
The fair value hierarchy of cash equivalents was as follows:

(In millions)	Carrying Value	Fair Value	Level 1	Level 2
June 30, 2020	$1,900	$1,900	$1,900	$—
December 31, 2019	144	144	127	17
Cash equivalents at June 30, 2020 include the majority of the net proceeds from the issuance of senior notes due 2025 (the “Senior Notes due 2025”) which were invested in money market funds. For further information, see Note 6—Debt.
Adoption of New Accounting Standards
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU, as subsequently modified, amends the incurred losses impairment method with a method that reflects expected credit losses on certain types of financial instruments, including trade receivables. We adopted this standard on January 1, 2020 and recorded an immaterial adjustment to total equity for the cumulative impact of adoption.
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
In March 2020, the FASB issued ASU 2020-04, Reference rate reform (Topic 848)—“Facilitation of the effects of reference rate reform on financial reporting.” The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. The amendments apply only to contracts and hedging relationships that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. The amendments are elective and are effective upon issuance through December 31, 2022. We are currently evaluating the impact of the new guidance.
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

Selected financial data for our segments is as follows:

(In millions)	Transportation	Logistics	Corporate	Eliminations/Other	Total
Three months ended June 30, 2020
Revenue	$2,127	$1,404	$—	$(29)	$3,502
Operating loss (1)	(15)	(43)	(83)	—	(141)
Depreciation and amortization	113	80	3	—	196

Three months ended June 30, 2019
Revenue	$2,747	$1,526	$—	$(35)	$4,238
Operating income (loss) (2)	243	61	(46)	—	258
Depreciation and amortization	108	67	5	—	180

Six months ended June 30, 2020
Revenue	$4,586	$2,841	$—	$(61)	$7,366
Operating income (loss) (3)	105	(5)	(160)	—	(60)
Depreciation and amortization	223	149	7	—	379

Six months ended June 30, 2019
Revenue	$5,406	$3,020	$—	$(68)	$8,358
Operating income (loss) (4)	371	107	(88)	—	390
Depreciation and amortization	224	128	8	—	360
(1)Consolidated operating loss for the three months ended June 30, 2020 includes $50 million of restructuring expense and $46 million of transaction and integration costs.
(2)Consolidated operating income for the three months ended June 30, 2019 includes $4 million of restructuring expense and $1 million of transaction and integration costs.
(3)Consolidated operating loss for the six months ended June 30, 2020 includes $90 million of transaction and integration costs and $53 million of restructuring expense.
(4)Consolidated operating income for the six months ended June 30, 2019 includes $17 million of restructuring expense and $2 million of transaction and integration costs.
The transaction and integration costs for the second quarter and first six months of 2020 are primarily related to our previously announced exploration of strategic alternatives. The review of strategic alternatives was terminated in March 2020, but certain of these costs continued into the second quarter of 2020. For further information on our restructuring actions, see Note 4—Restructuring Charges. We also incurred in the second quarter and first six months of 2020, net incremental and direct costs as a result of the COVID-19 pandemic, including costs for personal protective equipment, site cleanings and enhanced employee benefits, such as appreciation pay.

3. Revenue Recognition
Disaggregation of Revenues
We disaggregate our revenue by geographic area and service offering. Our revenue disaggregated by geographical area, based on sales office location, was as follows:

	Three Months Ended June 30, 2020
(In millions)	Transportation	Logistics	Eliminations	Total
Revenue
United States	$1,505	$509	$(10)	$2,004
North America (excluding United States)	71	10	—	81
France	255	142	(3)	394
United Kingdom	125	338	(11)	452
Europe (excluding France and United Kingdom)	146	383	(4)	525
Other	25	22	(1)	46
Total	$2,127	$1,404	$(29)	$3,502

	Three Months Ended June 30, 2019
(In millions)	Transportation	Logistics	Eliminations	Total
Revenue
United States	$1,924	$570	$(7)	$2,487
North America (excluding United States)	73	15	—	88
France	351	172	(6)	517
United Kingdom	186	350	(18)	518
Europe (excluding France and United Kingdom)	207	397	(4)	600
Other	6	22	—	28
Total	$2,747	$1,526	$(35)	$4,238

	Six Months Ended June 30, 2020
(In millions)	Transportation	Logistics	Eliminations	Total
Revenue
United States	$3,207	$1,045	$(19)	$4,233
North America (excluding United States)	142	24	—	166
France	566	292	(6)	852
United Kingdom	307	667	(27)	947
Europe (excluding France and United Kingdom)	334	769	(7)	1,096
Other	30	44	(2)	72
Total	$4,586	$2,841	$(61)	$7,366

	Six Months Ended June 30, 2019
(In millions)	Transportation	Logistics	Eliminations	Total
Revenue
United States	$3,760	$1,127	$(12)	$4,875
North America (excluding United States)	140	33	—	173
France	715	341	(11)	1,045
United Kingdom	374	685	(36)	1,023
Europe (excluding France and United Kingdom)	408	789	(8)	1,189
Other	9	45	(1)	53
Total	$5,406	$3,020	$(68)	$8,358
Our revenue disaggregated by service offering was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Transportation segment
Freight brokerage and truckload	$818	$1,094	$1,841	$2,186
LTL	979	1,261	2,114	2,440
Last mile (1)	218	212	419	436
Managed transportation	74	142	157	266
Global forwarding	76	78	137	155
Transportation eliminations	(38)	(40)	(82)	(77)
Total Transportation segment revenue	2,127	2,747	4,586	5,406
Total Logistics segment revenue	1,404	1,526	2,841	3,020
Intersegment eliminations	(29)	(35)	(61)	(68)
Total revenue	$3,502	$4,238	$7,366	$8,358
(1) Comprised of our North American last mile operations.
Performance Obligations
Remaining performance obligations represent firm contracts for which services have not been performed and future revenue recognition is expected. As permitted in determining the remaining performance obligation, we omit obligations that: (i) have original expected durations of one year or less or (ii) contain variable consideration. On June 30, 2020, the fixed consideration component of our remaining performance obligation was approximately $1.6 billion, and we expect to recognize approximately 75% of that amount over the next three years and the remainder thereafter. The majority of the remaining performance obligation relates to our Logistics reportable segment. We estimate remaining performance obligations at a point in time and actual amounts may differ from these estimates due to changes in foreign currency exchange rates and contract revisions or terminations.
4. Restructuring Charges
We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure, including actions in response to COVID-19. These actions generally include severance and facility-related costs, including impairment of right-of-use assets, and are intended to improve our efficiency and profitability.

Restructuring charges were recorded on our Condensed Consolidated Statements of (Loss) Income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Cost of transportation and services	$1	$—	$1	$3
Direct operating expense	6	—	6	—
Sales, general and administrative expense	43	4	46	14
Total	$50	$4	$53	$17
Our restructuring-related activity was as follows:

		Six Months Ended June 30, 2020
(In millions)	Reserve Balance as of December 31, 2019	Charges Incurred	Payments	Foreign Exchange and Other	Reserve Balance as of June 30, 2020
Severance
Transportation	$12	$18	$(11)	$(1)	$18
Logistics	11	21	(7)	1	26
Corporate	2	8	(4)	—	6
Total severance	25	47	(22)	—	50
Facilities
Transportation	—	6	—	(1)	5
Total	$25	$53	$(22)	$(1)	$55
We expect to incur additional restructuring charges during the remainder of fiscal 2020 of approximately $15 million under previously approved restructuring actions. We expect the majority of the cash outlays related to the charges incurred in 2020 will be complete within twelve months.
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
The fair value of our derivative instruments and the related notional amounts was as follows:

	June 30, 2020
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges
Cross-currency swap agreements	$135	Other current assets	$—	Other current liabilities	$(5)
Cross-currency swap agreements	1,074	Other long-term assets	13	Other long-term liabilities	(2)
Interest rate swaps	2,003	Other current assets	—	Other current liabilities	(5)
Derivatives not designated as hedges
Foreign currency option contracts	212	Other current assets	1	Other current liabilities	—
Total			$14		$(12)

	December 31, 2019
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges
Cross-currency swap agreements	$1,233	Other long-term assets	$—	Other long-term liabilities	$(18)
Interest rate swap	2,003	Other current assets	—	Other current liabilities	(7)
Derivatives not designated as hedges
Foreign currency option contracts	365	Other current assets	1	Other current liabilities	—
Total			$1		$(25)
The derivatives are classified as Level 2 within the fair value hierarchy. The derivatives are valued using inputs other than quoted prices such as foreign exchange rates and yield curves.
The effect of derivative and nonderivative instruments designated as hedges on our Condensed Consolidated Statements of (Loss) Income was as follows:

	Amount of (Loss) Gain Recognized in Other Comprehensive Income on Derivatives		Amount of Loss Reclassified from AOCI into Net (Loss) Income		Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,
(In millions)	2020	2019	2020	2019	2020	2019
Derivatives designated as cash flow hedges
Cross-currency swap agreements	$(3)	$(1)	$(3)	$(3)	$—	$—
Interest rate swaps	—	5	—	—	—	—
Derivatives designated as net investment hedges
Cross-currency swap agreements	(19)	(7)	—	—	—	3
Total	$(22)	$(3)	$(3)	$(3)	$—	$3

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss on Derivatives		Amount of Gain Reclassified from AOCI into Net (Loss) Income		Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Six Months Ended June 30,
(In millions)	2020	2019	2020	2019	2020	2019
Derivatives designated as cash flow hedges
Cross-currency swap agreements	$5	$5	$—	$2	$—	$—
Interest rate swaps	(5)	(1)	—	—	—	—
Derivatives designated as net investment hedges
Cross-currency swap agreements	19	28	—	—	4	5
Total	$19	$32	$—	$2	$4	$5
The pre-tax gain (loss) recognized in earnings for foreign currency option and forward contracts not designated as hedging instruments was a loss of $2 million and a gain of $2 million for the three and six months ended June 30, 2020, respectively, and losses of $8 million and $10 million for the three and six months ended June 30, 2019, respectively. These amounts are recorded in Foreign currency loss (gain) on our Condensed Consolidated Statements of (Loss) Income.
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
We also enter into cross-currency swap agreements to manage the related foreign currency exposure from intercompany loans. We designated these cross-currency swaps as qualifying hedging instruments and account for them as cash flow hedges. Gains and losses resulting from the change in the fair value of the cross-currency swaps are initially recognized in AOCI and reclassified to Foreign currency loss (gain) to offset the foreign exchange impact in earnings created by the intercompany loans. Cash flows related to these cash flow hedges are included in Operating activities on our Condensed Consolidated Statements of Cash Flows.
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
Foreign Currency Option and Forward Contracts
We use foreign currency option contracts to mitigate the risk of a reduction in the value of earnings from our operations that use the EUR or the British pound sterling as their functional currency. Additionally, we use foreign currency forward contracts to mitigate exposure from intercompany loans that are not designated as permanent and can create volatility in earnings. The foreign currency contracts (both option and forward contracts) were not designated as qualifying hedging instruments as of June 30, 2020. The contracts are used to manage our exposure to foreign currency exchange rate fluctuations and are not speculative. The contracts generally expire in 12 months or less. Gains or losses on the contracts are recorded in Foreign currency loss (gain) on our Condensed Consolidated Statements of (Loss) Income. Cash flows related to the foreign currency contracts are included in Investing activities on our Condensed Consolidated Statements of Cash Flows, consistent with the nature and purpose for which these derivatives were acquired.

6. Debt

	June 30, 2020		December 31, 2019
(In millions)	Principal Balance	Carrying Value	Principal Balance	Carrying Value
ABL facility	$600	$600	$—	$—
Term loan facility	2,003	1,971	2,003	1,969
6.50% Senior notes due 2022	1,200	1,194	1,200	1,192
6.125% Senior notes due 2023	535	531	535	530
6.75% Senior notes due 2024	1,000	988	1,000	987
6.25% Senior notes due 2025	1,150	1,137	—	—
6.70% Senior debentures due 2034	300	209	300	208
Borrowings related to securitization program	110	110	—	—
Finance leases, asset financing and other	397	397	380	380
Total debt	7,295	7,137	5,418	5,266
Short-term borrowings and current maturities of long-term debt	198	198	84	84
Long-term debt	$7,097	$6,939	$5,334	$5,182
The fair value of our debt and classification in the fair value hierarchy was as follows:

(In millions)	Fair Value	Level 1	Level 2
June 30, 2020	$7,421	$4,354	$3,067
December 31, 2019	5,580	3,190	2,390
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
ABL Facility
As of June 30, 2020, we had a borrowing base of $969 million and availability under our revolving loan credit agreement (the “ABL Facility”) of $354 million after considering outstanding letters of credit on the ABL Facility of $15 million. The average interest rate on outstanding borrowings as of June 30, 2020 was 1.44%. As of June 30, 2020, we were in compliance with the ABL Facility’s financial covenants.
Secured Debt
In April 2020, we entered into a Senior Secured Term Loan Credit Agreement, comprised of a $150 million committed secured term loan facility and a $200 million uncommitted secured evergreen letter of credit facility. The term loan facility is available to be drawn upon, subject to customary conditions, in multiple borrowings within six months of the closing date. Any term loans thereunder will bear interest at a rate equal to LIBOR or base rate, at our election, plus an applicable margin of 3.00% to 4.50%, for LIBOR loans, or 2.00% to 3.50%, for base rate loans, in each case depending upon the time elapsed since the closing date. The term loan facility matures in April 2021.
Letters of credit under the letter of credit facility shall expire within one year of issuance and may contain automatic one-year renewals until the letter of credit facility terminates. As of June 30, 2020, we have issued $199 million in aggregate face amount of letters of credit, which replaced letters of credit outstanding under our ABL Facility, and have not drawn on the term loan commitments. The credit agreement governing the term loan and letter of credit facilities contains representations and warranties and affirmative and negative covenants customary for financings of this type as well as customary events of default.

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
The interest rates on the Term Loan Facility and the Incremental Term Loan Facility were 2.18% and 2.69%, respectively, as of June 30, 2020.
Senior Notes due 2025
In the second quarter of 2020, we completed private placements of $1.15 billion aggregate principal amount of Senior Notes due 2025. The Senior Notes due 2025 mature on May 1, 2025 and bear interest at a rate of 6.25% per annum. Interest on the notes is paid semi-annually. $850 million of the notes were issued at par, and $300 million of the notes were issued subsequently at 101.75% of face value. Net proceeds from the notes have been invested in cash and cash equivalents.
The Senior Notes due 2025 are guaranteed by each of our direct and indirect wholly-owned restricted subsidiaries (other than some excluded subsidiaries) that are obligors under, or guarantee obligations under, our ABL Facility or existing term loan facility or guarantee certain of our other indebtedness. The Senior Notes due 2025 and the related guarantees are unsecured, unsubordinated indebtedness for us and our guarantors. The Senior Notes due 2025 contain covenants customary for notes of this nature.
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
7. Stockholders’ Equity
Share Repurchases
In December 2018, our Board of Directors authorized the repurchase of up to $1 billion of our common stock (the “2018 Program”), which was completed in the first quarter of 2019. The share repurchases under the 2018 Program were funded by an unsecured credit facility and our available cash.
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

Information regarding our shares repurchased, based on settlement date, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2020	2019	2020	2019
	2019 Program	2019 Program	2019 Program	2019 Program	2018 Program
Shares purchased and retired	—	2	2	17	8
Aggregate value	$—	$120	$114	$883	$464
Average price per share	$—	$56.78	$66.58	$50.70	$59.47
Remaining authorization	$503	$617	$503	$617	$—
Dividends
The Series A Convertible Perpetual Preferred Stock pays quarterly cash dividends equal to the greater of: (i) the “as-converted” dividends on our underlying common stock for the relevant quarter; and (ii) 4% of the then-applicable liquidation preference per annum.
8. Earnings (Loss) per Share
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
The computations of basic and diluted earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2020	2019	2020	2019
Basic (loss) earnings per common share
Net (loss) income attributable to XPO	$(131)	$135	$(108)	$182
Series A preferred stock dividends	(1)	—	(2)	(1)
Non-cash allocation of undistributed loss (earnings)	—	(13)	—	(16)
Net (loss) income attributable to common shares, basic	$(132)	$122	$(110)	$165

Basic weighted-average common shares	91	92	92	100
Basic (loss) earnings per share	$(1.45)	$1.32	$(1.20)	$1.66

Diluted (loss) earnings per common share
Net (loss) income attributable to common shares, diluted	$(132)	$122	$(110)	$165

Basic weighted-average common shares	91	92	92	100
Dilutive effect of non-participating stock-based awards	—	10	—	10
Diluted weighted-average common shares	91	102	92	110

Diluted (loss) earnings per share	$(1.45)	$1.19	$(1.20)	$1.51

Potential common shares excluded	20	10	21	10
Certain shares were not included in the computation of Diluted (loss) earnings per share because the effect was anti-dilutive.

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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and other written reports and oral statements we make from time to time contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. In some cases, forward-looking statements can be identified by the use of forward-looking terms such as “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target,” “trajectory” or the negative of these terms or other comparable terms. However, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to a material difference include those discussed below and the risks discussed in the Company’s other filings with the Securities and Exchange Commission (the “SEC”). All forward-looking statements set forth in this Quarterly Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The following discussion should be read in conjunction with the Company’s unaudited Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report, and with the audited consolidated financial statements and related notes thereto included in the 2019 Annual Report on Form 10-K. Forward-looking statements set forth in this Quarterly Report speak only as of the date hereof, and we do not undertake any obligation to update forward-looking statements to reflect subsequent events or circumstances, changes in expectations or the occurrence of unanticipated events, except to the extent required by law.
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
As of June 30, 2020, we had approximately 96,000 employees and 1,506 locations in 30 countries, and over 50,000 customers. Our operations help our customers move their goods most efficiently throughout their supply chains.
We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it impacts our customers, employees and other business partners. See “Effects of COVID-19” below.
Transportation Segment
Our Transportation segment includes our services for truck brokerage; expedite; truckload; less-than-truckload (“LTL”); last mile; intermodal and drayage; managed transportation; and global forwarding. We offer these services in both North America and Europe with the exception of intermodal and drayage, which are North American services, and truckload, which is primarily in Europe. Within each region, the complementary services we provide represent an opportunity to provide multiple solutions to our larger customers.
Globally, we are the second largest freight brokerage provider, and a top five provider of managed transportation. Many of our other transportation services hold market-leading positions in their respective geographies.
In North America, we are the largest provider of last mile logistics for heavy goods, the largest manager of expedited shipments, a top three provider of LTL transportation and a top three provider of intermodal services, with a national drayage network. We also offer ocean, air, ground and cross-border freight forwarding services domestically and internationally.
In Europe, we provide truckload transportation as a brokered service using independent carriers, and as dedicated and non-dedicated capacity using our owned fleet. Our other transportation offerings in Europe are LTL transportation, which we provide with one of the largest LTL networks in Western Europe, last mile logistics for heavy goods and freight forwarding. Our transportation networks in Europe cover the regions that produce over 90% of its combined gross domestic product.
Our Transportation segment uses a blended model of owned, contracted and brokered capacity that gives us extensive flexibility in providing shippers with optimal solutions. The non-asset portion of our model is predominately variable-cost and includes our brokerage operations, as well as contracted capacity with independent providers. As of June 30, 2020, globally, we had approximately 10,000 independent carriers and owner-operators under contract to provide drayage, expedite, last mile and LTL services to our customers, and more than 50,000 independent brokered carriers representing over 1,000,000 trucks on the road.
The asset portion of our transportation model encompasses approximately 15,000 tractors and 38,000 trailers operated by professional drivers employed by XPO. These assets are primarily related to our LTL operations in North America and our truckload operations in Europe. Our owned fleet also provides supplemental capacity for our brokerage operations as needed.

Logistics Segment
Our Logistics segment, which we sometimes refer to as supply chain or contract logistics, provides order fulfillment and other distribution services differentiated by our ability to deliver technology-enabled, customized solutions. XPO is the second largest provider of contract logistics globally. We have the largest outsourced e-fulfillment platform in Europe and a major platform for e-fulfillment in North America. Once we secure a logistics contract, the average customer tenure is approximately five years and can lead to more opportunities.
Our logistics services include high-value-add warehousing and distribution, e-commerce and omnichannel fulfillment, cold-chain logistics, packaging and labeling, factory support, aftermarket support, inventory management, order personalization and supply chain optimization, such as production flow management. In addition, we are a major provider of reverse logistics, which is also called returns management. Reverse logistics is a fast-growing area of contract logistics that includes the inspection, repackaging, refurbishment, resale or disposal of returned merchandise, as well as refunding and warranty management. These services are highly valued by companies with consumer end-markets, as shoppers are increasingly “test-driving” the products they buy online.
As of June 30, 2020, we operated 201 million square feet (19 million square meters) of contract logistics warehouse space worldwide. Approximately 94 million square feet (9 million square meters) was located in North America, where we are a market leader in logistics capacity; 99 million square feet (9 million square meters) was located in Europe; and 8 million square feet (1 million square meters) was located in Asia. Customers served by our Logistics segment include many of the preeminent names in retail and e-commerce, food and beverage, technology, aerospace, wireless, industrial and manufacturing, chemical, agribusiness, life sciences and healthcare. These are all sectors where we have significant expertise.
Our logistics network benefits from deep roots in the e-commerce sector, which continues to show strong, secular growth. E-commerce is predicted to continue to grow globally at a double-digit rate through at least 2022, even before the tailwind of COVID-19 stay-at-home mandates. This level of growth makes it difficult for many companies to handle fulfillment in-house while providing high levels of service.
We have the capabilities to provide solutions for pure-play e-commerce companies, omnichannel retailers, manufacturers with aftermarket distribution channels, and the reverse logistics inflows that have become a natural byproduct of order fulfillment. In March 2020, we announced a definitive agreement to acquire the majority of Kuehne + Nagel’s contract logistics operations in the United Kingdom, with closing planned for later this year. This will expand our platform in European e-commerce — where we are the largest outsourced e-fulfillment provider — and deepen our presence in the beverage, technology and food service sectors.
Our experience with fast-growing product categories makes us a valuable partner to customers who need agile logistics processes. Together with XPO Direct™, our shared-space distribution offering, our Logistics segment provides companies with superior control, flexible warehousing and staffing, advanced automation and predictive analytics that help manage peaks in demand.
Operating Philosophy
We believe that our rapid pace of innovation differentiates our services, allows us to better utilize our assets and makes the most of the talent within our organization. Our proprietary technology strengthens our relationships with customers by addressing their immediate supply chain needs and anticipating their future needs. Technology allows us to be a true partner to our customers, helping them meet their objectives for efficiency, safety and customer service.
We concentrate our technology efforts in four areas: our digital freight marketplace, automation and intelligent machines, dynamic data science, and visibility and customer service, specifically in the e-commerce supply chain. Our 2019 investment in technology was among the highest in our industry at approximately $550 million. Our global team of approximately 1,600 technology professionals works closely with our operations in North America and Europe and can deploy new software very rapidly on our cloud-based platform.
We prioritize innovations that can benefit our customers and create value for our shareholders. For example, our XPO Smart™ analytics and planning tools use machine learning to drive productivity in our logistics and LTL operations. Our XPO Connect™ digital marketplace gives our transportation customers a bird’s-eye view of available capacity under real-time market conditions. The platform matches shippers and carriers with digital efficiency, benefitting both parties and contributing to our financial performance.
Environmental sustainability is another area where our commitment sets an example in the industry. In the U.S., XPO has been named a Top 75 Green Supply Chain Partner by Inbound Logistics for five consecutive years. In France, where XPO has been awarded the designation Objectif CO2 for outstanding environmental performance by the Ministry of the Environment, we have renewed our commitment to the CO2 Charter for another three years. In Spain, all of our sites meet Leadership in Energy and Environmental Design (“LEED”) energy certification standards for 100% consumption of renewable energy. In the United Kingdom, the warehouse of the future we created with Nestlé is operating with environmentally friendly ammonia refrigeration systems, energy-saving lighting, air-source heat pumps for administration areas and rainwater harvesting.
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
We also own a large fleet of natural gas trucks operating in France, the United Kingdom, Spain and Portugal and, in 2019, we invested in 100 new Stralis Natural Power Euro VI tractors for our LTL network in France. These tractors use a combination of liquified and compressed natural gas to generate lower NOx emissions than the Euro VI standard and reduce noise in densely populated areas. In Spain, where we own government-approved mega-trucks, we have embarked on a collaborative research project with the General State Administration to test duo-trailer vehicles and capture data about environmental and safety performance in commercial use. Our last mile operations in Europe are using electric vehicles for deliveries in certain urban areas, reducing those emissions to zero.
Effects of COVID-19
As a global provider of supply chain solutions, our business can be impacted to varying degrees by factors beyond our control. The rapid escalation of COVID-19 into a pandemic in 2020 has affected, and will continue to affect, economic activity broadly and customer sectors served by our industry.
In response to the COVID-19 pandemic, the governments of many countries, states, cities and other geographic regions have taken and are continuing to take preventative or reactive actions, such as imposing restrictions on travel and business operations and establishing guidelines for social distancing and occupational safety. Due to the critical role we play in moving goods and equipment in the markets we serve, XPO is considered an “essential business,” providing supply chain solutions to crucial industries and delivering critical consumer goods. As a result, the substantial majority of our sites have remained open and operating, and we have continued to serve our customers while employing significant measures to protect our employees and keep them safe.
The COVID-19 pandemic and associated impacts on economic activity had an adverse effect on our results of operations and financial condition for the three and six months ended June 30, 2020, as discussed below. We experienced declines in demand for our services beginning in the first quarter, reaching their lowest levels in April, and sequentially strengthening in May and June. Impacts on our business generally began a few weeks earlier in Europe than in the U.S., following the onset of the pandemic in Asia.
Due to the unprecedented and evolving nature of the COVID-19 pandemic, it remains very difficult to predict the extent of the impact on our industry generally and our business in particular. Furthermore, the extent and pace of a recovery remains uncertain and may differ significantly among the countries in which we operate. While we anticipate that our results of operations will continue to be impacted by this pandemic in the third and fourth quarters of 2020, we are unable to reasonably estimate the extent of the impact on our full-year results of operations, our liquidity or our overall financial position.

We have incurred incremental costs related to COVID-19 to ensure that we meet the needs of our customers and employees; these include costs for personal protective equipment (“PPE”), temporary site closures, site cleanings and enhanced employee benefits. In the second quarter of 2020, we also implemented supplemental “appreciation pay” programs for thousands of frontline employees who continued to work during the pandemic. We expect to continue to incur additional costs, which may be significant, as we continue to implement operational changes in response to the pandemic. However, the majority of our cost base is variable, and we have taken and will continue to take aggressive actions to adjust our expenses to reflect changes in demand for our services. These actions include reduced use of contractors, reduced employee hours, furloughs, layoffs and required use of paid time off, consistent with local regulations. While we do not expect to be able to fully offset the decrease in demand for our services arising from the economic disruption of the pandemic, the actions we are taking and have taken, combined with the variable components of our cost structure, should help mitigate the impact on our profitability relative to the impact on our revenue and volumes.
Maintaining strong liquidity has been and will continue to be a top priority for XPO amid the current economic disruption. As discussed in greater detail below, as of June 30, 2020, we had $2.8 billion of available liquidity, including $2.3 billion of cash and cash equivalents. In the three months ended June 30, 2020, we expanded our liquidity by $1.5 billion through the addition of a $350 million term loan and letter of credit facility and the issuance of $1.15 billion in senior notes. We expect to incur incremental interest expense in 2020 as a result of issuing this new debt. We have reduced our planned capital expenditures substantially for 2020, while continuing to invest in key growth initiatives.
In response to the pandemic, we are using a combination of rigorous protective measures, technology and virtual communications to keep our employees safe, including these and other measures:
•Globally, our employees are working remotely if able to do so.
•For employees who need to work on site, we follow the guidance of the World Health Organization, the U.S. Centers for Disease Control, local regulators, and our own health and safety protocols.
•We are providing PPE in all our workplaces and social distancing is in effect.
•Our facilities worldwide engage in ongoing cleaning of high-touch areas, as well as deep cleaning in facilities likely to have been exposed to COVID-19.
•We added Pandemic Paid Sick Leave to provide U.S. and Canadian employees an additional two weeks of 100% sick leave.
•We guarantee up to three additional paid days for employees of a facility that closes temporarily for deep cleaning.
•We instituted a contactless delivery policy to ensure that our drivers can maintain a safe distance from customers when delivering freight.
•We provided Frontline Employee Appreciation Pay to U.S. and Canadian employees.
•We expanded access to mental health counseling services.
A further discussion of the impact of the COVID-19 pandemic on our business is set forth below in Part II, Item 1A. Risk Factors.

Consolidated Summary Financial Table

	Three Months Ended June 30,		Percent of Revenue		Change	Six Months Ended June 30,		Percent of Revenue		Change
(Dollars in millions)	2020 (1)	2019 (2)	2020	2019	2020 vs. 2019	2020 (3)	2019 (4)	2020	2019	2020 vs. 2019
Revenue	$3,502	$4,238	100.0%	100.0%	(17.4)%	$7,366	$8,358	100.0%	100.0%	(11.9)%
Cost of transportation and services	1,641	2,108	46.9%	49.7%	(22.2)%	3,539	4,204	48.0%	50.3%	(15.8)%
Direct operating expense	1,370	1,417	39.1%	33.4%	(3.3)%	2,730	2,823	37.1%	33.8%	(3.3)%
SG&A expense	632	455	18.0%	10.7%	38.9%	1,157	941	15.7%	11.3%	23.0%
Operating (loss) income	(141)	258	(4.0)%	6.1%	(154.7)%	(60)	390	(0.8)%	4.7%	(115.4)%
Other expense (income)	(21)	(13)	(0.6)%	(0.3)%	61.5%	(39)	(30)	(0.5)%	(0.4)%	30.0%
Foreign currency loss (gain)	3	8	0.1%	0.2%	(62.5)%	(5)	10	(0.1)%	0.1%	(150.0)%
Debt extinguishment loss	—	—	—%	—%	—%	—	5	—%	0.1%	(100.0)%
Interest expense	82	72	2.3%	1.7%	13.9%	154	143	2.1%	1.7%	7.7%
(Loss) income before income tax (benefit) provision	(205)	191	(5.9)%	4.5%	(207.3)%	(170)	262	(2.3)%	3.1%	(164.9)%
Income tax (benefit) provision	(71)	46	(2.0)%	1.1%	(254.3)%	(61)	65	(0.8)%	0.8%	(193.8)%
Net (loss) income	$(134)	$145	(3.8)%	3.4%	(192.4)%	$(109)	$197	(1.5)%	2.4%	(155.3)%
(1)Consolidated operating loss for the three months ended June 30, 2020 includes $50 million of restructuring expense and $46 million of transaction and integration costs.
(2)Consolidated operating income for the three months ended June 30, 2019 includes $4 million of restructuring expense and $1 million of transaction and integration costs.
(3)Consolidated operating loss for the six months ended June 30, 2020 includes $90 million of transaction and integration costs and $53 million of restructuring expense.
(4)Consolidated operating income for the six months ended June 30, 2019 includes $17 million of restructuring expense and $2 million of transaction and integration costs.
The transaction and integration costs for the second quarter and first six months of 2020 are primarily related to our previously announced exploration of strategic alternatives. The review of strategic alternatives was terminated in March 2020, but certain of these costs continued into the second quarter of 2020. For further information on our restructuring actions, see Note 4—Restructuring Charges to the Condensed Consolidated Financial Statements. We also incurred in the second quarter and first six months of 2020, net incremental and direct costs as a result of the COVID-19 pandemic.
Three and Six Months Ended June 30, 2020 Compared with Three and Six Months Ended June 30, 2019
Revenue for the second quarter of 2020 decreased 17.4% to $3.5 billion, compared with the same quarter in 2019. Revenue for the first six months of 2020 decreased 11.9% to $7.4 billion, compared with the same period in 2019. The decrease in both periods is primarily due to the impact of COVID-19. The revenue decrease in the first six months of 2020 also resulted from the curtailment of our direct postal injection business in the first quarter of 2019. Additionally, foreign currency movement reduced revenue by approximately 0.8 percentage points in the second quarter of 2020 and 0.9 percentage points in the first six months of 2020.
Cost of transportation and services includes the cost of providing or procuring freight transportation for XPO customers and salaries paid to employee drivers in our truckload and LTL businesses.
Cost of transportation and services for the second quarter of 2020 was $1.6 billion, or 46.9% of revenue, compared with $2.1 billion, or 49.7% of revenue, for the same quarter in 2019. Cost of transportation and services for the first six months of 2020 was $3.5 billion, or 48.0% of revenue, compared with $4.2 billion, or 50.3% of revenue, for the same period in 2019. The year-over-year reduction as a percentage of revenue in both periods was primarily driven by a higher mix of contract logistics revenue, lower third-party transportation costs in our transportation segment, and lower fuel costs. These lower costs were partially offset by incremental PPE and other COVID-19-related costs.
Direct operating expenses are comprised of both fixed and variable expenses and consist of operating costs related to our contract logistics facilities, last mile warehousing facilities, LTL service centers and European LTL network. Direct operating expenses consist mainly of personnel costs, facility and equipment expenses, such as rent, utilities, equipment maintenance and repair, costs of materials and supplies, information technology expenses, depreciation expense, and gains and losses on sales of property and equipment.
Direct operating expense for the second quarter of 2020 was $1.4 billion, or 39.1% of revenue, compared with $1.4 billion, or 33.4% of revenue, for the same quarter in 2019. Direct operating expense for the first six months of 2020 was $2.7 billion, or 37.1% of revenue, compared with $2.8 billion, or 33.8% of revenue, for the same period in 2019. The year-over-year increases as a percentage of revenue were primarily driven by the significant decline in revenue due to COVID-19, as well as incremental PPE and other COVID-19-related costs. Additionally, the second quarters of 2020 and 2019 included $12 million and $19 million, respectively, and the first six months of 2020 and 2019 included $39 million and $40 million, respectively, from gains on sales of property and equipment.
Sales, general and administrative expense (“SG&A”) primarily consists of salaries and commissions for the sales function, salary and benefit costs for executive and certain administration functions, depreciation and amortization expense, professional fees, facility costs, bad debt expense and legal costs.
SG&A for the second quarter of 2020 was $632 million, or 18.0% of revenue, compared with $455 million, or 10.7% of revenue, for the same quarter in 2019. SG&A for the first six months of 2020 was $1.2 billion, or 15.7% of revenue, compared with $941 million, or 11.3% of revenue, for the same period in 2019. SG&A in the second quarter and first six months of 2020 included approximately $33 million and $73 million, respectively, of expenses related to our exploration of strategic alternatives, including professional service fees and retention costs. The year-over-year increases as a percentage of revenue also resulted from the significant decline in revenue due to COVID-19, higher restructuring costs, increased bad debt and self-insurance expenses and incremental PPE and other COVID-19-related costs.
Other expense (income) for the second quarter of 2020 was $21 million of income, compared with $13 million of income for the same quarter in 2019. Other expense (income) for the first six months of 2020 was $39 million of income, compared with $30 million of income for the same period in 2019. The year-over-year increases primarily reflect higher net periodic pension income of $7 million in the second quarter of 2020 and $13 million in the first six months of 2020, compared with the same periods in 2019.
Foreign currency loss (gain) was a $3 million loss for the second quarter of 2020, compared with an $8 million loss for the same quarter in 2019. Foreign currency loss in the second quarter of 2020 primarily reflected unrealized losses on foreign currency option and forward contracts. Foreign currency loss in the second quarter of 2019 primarily reflected unrealized losses incurred on foreign currency option and forward contracts. Foreign currency loss (gain) was a $5 million gain for the first six months of 2020, compared with a $10 million loss for the same period in 2019. Foreign currency gain in the first six months of 2020 primarily reflected realized gains on foreign currency option and forward contracts and other derivative contracts, including a gain on a terminated net investment hedge. Foreign currency loss in the first six months of 2019 primarily reflected unrealized losses on foreign currency option and forward contracts. For additional information on our foreign currency option and forward contracts, see Note 5—Derivative Instruments to our Condensed Consolidated Financial Statements.
Debt extinguishment loss was $5 million for the first six months of 2019 and related to the write-off of debt issuance costs for an unsecured credit facility that was repaid in the first quarter of 2019. There were no debt extinguishment losses in the second quarter of 2019 or in the first six months of 2020.
Interest expense increased to $82 million for the second quarter of 2020 from $72 million for the second quarter of 2019. Interest expense increased to $154 million for the first six months of 2020 from $143 million for the first six months of 2019. The increases in interest expense in both the second quarter and the six-month period were primarily due to higher average total indebtedness, including the senior notes due 2025 (the “Senior Notes due 2025”) that were issued in the second quarter of 2020, partially offset by lower interest rates in the second quarter and first six months of 2020.

Our effective income tax rates were 34.8% and 24.1% for the second quarter of 2020 and 2019, respectively, and 35.8% and 24.7% for the first six months of 2020 and 2019, respectively. The effective tax rates for both the second quarter and six-month periods of 2020 and 2019 were based on forecasted full-year effective tax rates, adjusted for discrete items that occurred within the periods presented. There were no material discrete items impacting the effective tax rate for the second quarter and six-month periods of 2020 or 2019. The increase in our effective income tax rates for the second quarter and first six months of 2020 compared to prior-year periods was primarily driven by contribution- and margin-based taxes and the mix of earnings among jurisdictions.
The U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted in March 2020 provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. We have applied the provisions of the CARES Act relating to income taxes and realized a $4 million reduction in cash taxes as well as an immaterial income tax benefit on our Condensed Consolidated Statements of (Loss) Income in the first quarter of 2020. Additionally, we are benefiting from the ability to defer the payment of certain payroll taxes that would otherwise be required in 2020. We have not applied for any government loans under the CARES Act or similar laws.
Restructuring Charges
We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure, including actions in response to COVID-19. Restructuring charges were recorded on our Condensed Consolidated Statements of (Loss) Income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Cost of transportation and services	$1	$—	$1	$3
Direct operating expense	6	—	6	—
Sales, general and administrative expense	43	4	46	14
Total	$50	$4	$53	$17
For more information, see Note 4—Restructuring Charges to the Condensed Consolidated Financial Statements. Upon successful completion of the restructuring initiatives recorded in the first six months of 2020, we expect to achieve annualized pre-tax savings of approximately $100 million by mid-2021. We expect to incur additional restructuring charges during the remainder of fiscal 2020 of approximately $15 million under previously approved restructuring actions. In addition, we may incur incremental restructuring costs in 2020 as we modify and right-size our operations due to the business impacts of COVID-19; however, we are currently unable to reasonably estimate these costs.
Transportation Segment

	Three Months Ended June 30,		Percent of Revenue		Change	Six Months Ended June 30,		Percent of Revenue		Change
(Dollars in millions)	2020	2019	2020	2019	2020 vs. 2019	2020	2019	2020	2019	2020 vs. 2019
Revenue	$2,127	$2,747	100.0%	100.0%	(22.6)%	$4,586	$5,406	100.0%	100.0%	(15.2)%
Operating (loss) income	(15)	243	(0.7)%	8.8%	(106.2)%	105	371	2.3%	6.9%	(71.7)%
Total depreciation and amortization	113	108			4.6%	223	224			(0.4)%
Transportation segment revenue decreased 22.6% to $2.1 billion for the second quarter of 2020, compared with $2.7 billion for the same quarter in 2019. Revenue decreased 15.2% to $4.6 billion for the first six months of 2020, compared with $5.4 billion for the same period in 2019. The decline in revenue in both the second quarter and the six-month period of 2020 reflected the impact of COVID-19. The revenue decrease in the first six months of 2020 also resulted from the curtailment of our direct postal injection business in the first quarter of 2019. Additionally, foreign currency movement reduced revenue by approximately 0.4 percentage points in the second quarter of 2020 and 0.6 percentage points in the first six months of 2020.
Transportation segment operating loss was $15 million, or 0.7% of revenue, for the second quarter of 2020, compared with operating income of $243 million, or 8.8% of revenue, for the same quarter in 2019. Operating income for the first six months of 2020 decreased to $105 million, or 2.3% of revenue, compared with $371 million, or 6.9% of revenue, for the same period in 2019. The decrease in both periods was primarily driven by lower revenue, partially offset by lower third-party transportation, fuel and personnel costs. Partially offsetting these lower costs were higher facility costs, expenses related to our exploration of strategic alternatives, restructuring-related expenses, bad debt expense and incremental PPE and other COVID-19-related costs. Additionally, the second quarter of 2020 reflected lower gains on sales of property and equipment of $9 million, while for the first six-month period, the gains in 2020 were essentially unchanged compared to the prior-year period. Depreciation and amortization expense in the first six months of 2019 included $6 million related to the impairment of customer relationship intangible assets associated with exiting the direct postal injection business.
Logistics Segment

	Three Months Ended June 30,		Percent of Revenue		Change	Six Months Ended June 30,		Percent of Revenue		Change
(Dollars in millions)	2020	2019	2020	2019	2020 vs. 2019	2020	2019	2020	2019	2020 vs. 2019
Revenue	$1,404	$1,526	100.0%	100.0%	(8.0)%	$2,841	$3,020	100.0%	100.0%	(5.9)%
Operating (loss) income	(43)	61	(3.1)%	4.0%	(170.5)%	(5)	107	(0.2)%	3.5%	(104.7)%
Total depreciation and amortization	80	67			19.4%	149	128			16.4%
Logistics segment revenue decreased 8.0% to $1.4 billion for the second quarter of 2020, compared with $1.5 billion for the same quarter in 2019. Revenue decreased 5.9% to $2.8 billion for the first six months of 2020, compared with $3.0 billion for the same period in 2019. These decreases reflect the impact of COVID-19, our elimination of certain low-margin business and the downsizing of business by our largest customer in North America. Additionally, foreign currency movement reduced revenue by approximately 1.6 percentage points in the second quarter of 2020 and 1.5 percentage points in the first six months of 2020.
Logistics segment operating loss was $43 million, or 3.1% of revenue, for the second quarter of 2020, compared with operating income of $61 million, or 4.0% of revenue, for the same quarter in 2019. Operating loss for the first six months of 2020 was $5 million, or 0.2% of revenue, compared with operating income of $107 million, or 3.5% of revenue, for the same period in 2019. The decrease in both periods was primarily driven by lower revenue, increased depreciation and amortization expense, expenses related to our exploration of strategic alternatives, restructuring-related expenses and incremental PPE and other COVID-19-related costs, partially offset by lower temporary labor costs. Depreciation and amortization expense was higher in the second quarter and first six months of 2020 compared to the prior-year periods due to the impact of prior capital investments, new contract startups, and accelerated depreciation due to contract modifications.
Liquidity and Capital Resources
As of June 30, 2020, we had cash and cash equivalents of $2.3 billion. Our principal existing sources of cash are (i) cash generated from operations; (ii) borrowings available under our Second Amended and Restated Revolving Loan Credit Agreement, as amended (the “ABL Facility”) and a Senior Secured Term Loan Credit Agreement; and (iii) proceeds from the issuance of other debt. As of June 30, 2020, we have $354 million available to draw under our ABL Facility, based on a borrowing base of $969 million, outstanding borrowings of $600 million and outstanding letters of credit of $15 million. We also have $150 million available to draw under the Senior Secured Term Loan Credit Agreement.
Managing our balance sheet prudently and maintaining appropriate liquidity are high priorities during the disruption caused by COVID-19. In order to best position us to navigate this uncertain period, we have taken a number of actions to further strengthen our liquidity.

We borrowed a net $600 million in revolving loans under our existing ABL Facility during the six months ended June 30, 2020. In addition, in early April 2020 we entered into the Senior Secured Term Loan Credit Agreement which allows us to borrow up to $150 million in aggregate principal amount of committed secured term loans and request the issuance of up to $200 million in aggregate face amount of secured letters of credit under an evergreen letter of credit facility. Also in the second quarter of 2020, we completed private placements of $1.15 billion aggregate principal amount of Senior Notes due 2025. The Senior Secured Term Loan Credit Agreement and Senior Notes due 2025 are discussed further below. And in June 2020, we amended certain provisions of the ABL Facility to provide additional debt financing flexibility.
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
We account for transfers under our securitization and factoring arrangements as sales because we sell full title and ownership in the underlying receivables and control of the receivables is considered transferred. For these transfers, the receivables are removed from our Condensed Consolidated Balance Sheets at the date of transfer. In the securitization and factoring arrangements, any continuing involvement with the receivables is limited to servicing the receivables. The fair value of any servicing assets and liabilities is immaterial. Our trade receivables securitization program permits us to borrow, on an unsecured basis, cash collected in a servicing capacity on previously sold receivables, which we report within short-term debt on our Condensed Consolidated Balance Sheets. These borrowings amounted to €98 million ($110 million) as of June 30, 2020. See Note 6—Debt to our Condensed Consolidated Financial Statements for additional information on these borrowings.
Under a securitization program that was terminated in July 2019, if transfers were accounted for as sales, the consideration received included a simultaneous cash payment and a deferred purchase price receivable. The deferred purchase price receivable was not a trade receivable and was recorded based on its fair value and reported within Other current assets on our Condensed Consolidated Balance Sheets. The cash payment which we received on the date of the transfer was reflected within Net cash provided by operating activities on our Condensed Consolidated Statements of Cash Flows. As we received cash payments on the deferred purchase price receivable, it was reflected as an investing activity. The new program does not include a deferred purchase price mechanism.
The maximum amount of net cash proceeds available at any one time under the current securitization program is €400 million (approximately $449 million as of June 30, 2020), and this amount includes any unsecured borrowings related to the program. As of June 30, 2020, €161 million (approximately $181 million) was available to us based on the level of receivables sold and outstanding as of that date. The securitization program expires in July 2022 and contains financial covenants customary for this type of arrangement, including maintaining a defined average days sales outstanding ratio.

Information related to the trade receivables sold was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Securitization programs (1)
Receivables sold in period	$598	$338	$1,289	$661
Cash consideration	598	269	1,289	529
Deferred purchase price	—	69	—	132

Factoring programs
Receivables sold in period	$199	$235	$463	$419
Cash consideration	199	234	462	417
(1) Receivable transfers under the securitization programs are accounted for as either sales or secured borrowings. In the prior program, a portion of the transfers were accounted for as secured borrowings whereas under the new program, all transfers are accounted for as sales. This change had the effect of significantly increasing the amount of trade receivables we reported as sold in the second quarter of 2020.
In addition to the cash considerations referenced above, we received $66 million and $137 million in the three and six months ended June 30, 2019, respectively, for the realization of cash on the deferred purchase price receivable for our prior securitization program.
Secured Debt
In April 2020, we entered into the Senior Secured Term Loan Credit Agreement, comprised of a $150 million committed secured term loan facility and a $200 million uncommitted secured evergreen letter of credit facility. The term loan facility is available to be drawn upon, subject to customary conditions, in multiple borrowings within six months of the closing date. Any term loans thereunder will bear interest at a rate equal to London Interbank Offered Rate (“LIBOR”) or base rate, at our election, plus an applicable margin of 3.00% to 4.50%, for LIBOR loans, or 2.00% to 3.50%, for base rate loans, in each case depending upon the time elapsed since the closing date. The term loan facility matures in April 2021.
Letters of credit under the letter of credit facility shall expire within one year of issuance and may contain automatic one-year renewals until the letter of credit facility terminates. As of June 30, 2020, we have issued $199 million in aggregate face amount of letters of credit, which replaced letters of credit outstanding under our ABL Facility, and have not drawn on the term loan commitments. The credit agreement governing the term loan and letter of credit facilities contains representations and warranties and affirmative and negative covenants customary for financings of this type as well as customary events of default.
Term Loan Facility
In March 2019, we entered into an amendment to our senior secured term loan credit agreement and borrowed an additional $500 million of incremental loans under a new tranche of term loans. For more information on these amendments, refer to Note 6—Debt to our Condensed Consolidated Financial Statements.
Senior Notes due 2025
In the second quarter of 2020, we completed private placements of $1.15 billion aggregate principal amount of Senior Notes due 2025. The Senior Notes due 2025 mature on May 1, 2025 and bear interest at a rate of 6.25% per annum. Interest on the notes is paid semi-annually. $850 million of the notes were issued at par, and $300 million of the notes were issued subsequently at 101.75% of face value. Net proceeds from the notes have been invested in cash and cash equivalents.
The Senior Notes due 2025 are guaranteed by each of our direct and indirect wholly-owned restricted subsidiaries (other than some excluded subsidiaries) that are obligors under, or guarantee obligations under, our ABL Facility or existing term loan facility or guarantee certain of our other indebtedness. The Senior Notes due 2025 and the related guarantees are unsecured, unsubordinated indebtedness for us and our guarantors. The Senior Notes due 2025 contain covenants customary for notes of this nature.

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
Borrowings related to Securitization Program
Our trade receivables securitization program permits us to borrow, on an unsecured basis, cash collected in a servicing capacity on previously sold receivables. These borrowings, which amounted to $110 million as of June 30, 2020, are owed to the program’s Purchasers and are included in short-term debt until they are repaid in the following month’s settlement. There were no borrowings related to the program at December 31, 2019. The securitization program expires in July 2022 and contains financial covenants customary for this type of arrangement, including maintaining a defined average days sales outstanding ratio. For additional information on the securitization program, see Note 1—Organization, Description of Business and Basis of Presentation to our Condensed Consolidated Financial Statements.
Share Repurchases
In December 2018, our Board of Directors authorized the repurchase of up to $1 billion of our common stock (the “2018 Program”), which was completed in the first quarter of 2019. The share repurchases under the 2018 Program were funded by an unsecured credit facility and our available cash.
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
Information regarding our shares repurchased, based on settlement date, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2020	2019	2020	2019
	2019 Program	2019 Program	2019 Program	2019 Program	2018 Program
Shares purchased and retired	—	2	2	17	8
Aggregate value	$—	$120	$114	$883	$464
Average price per share	$—	$56.78	$66.58	$50.70	$59.47
Remaining authorization	$503	$617	$503	$617	$—
Loan Covenants and Compliance
As of June 30, 2020, we were in compliance with the covenants and other provisions of our debt agreements. Any failure to comply with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.

Sources and Uses of Cash

	Six Months Ended June 30,
(In millions)	2020	2019
Net cash provided by operating activities	$394	$164
Net cash used in investing activities	(172)	(14)
Net cash provided by (used in) financing activities	1,701	(153)
Effect of exchange rates on cash, cash equivalents and restricted cash	(15)	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,908	$(5)
During the six months ended June 30, 2020, we: (i) generated cash from operating activities of $394 million; (ii) received net proceeds of $1.8 billion on our debt and short-term borrowings; and (iii) generated proceeds from sales of property and equipment (primarily real estate) of $77 million. We used cash during this period primarily to: (i) purchase property and equipment of $255 million; (ii) repurchase common stock of $114 million; and (iii) make payments on debt and finance leases of $40 million.
During the six months ended June 30, 2019, we: (i) generated cash from operating activities of $164 million; (ii) collected $137 million on a deferred purchase price receivable; (iii) generated proceeds from sales of property and equipment of $85 million, and (iv) received proceeds of $1.8 billion on our long-term debt. We used cash during this period primarily to: (i) purchase property and equipment of $236 million, (ii) repurchase common stock of $1.3 billion, (iii) make payments on long-term debt and capital leases of $565 million, and (iv) pay debt issuance costs of $27 million.
Cash flows from operating activities for the six months ended June 30, 2020 increased by $230 million, compared with the same period in 2019. The increase reflects the impact of lower cash usage of $514 million from operating assets and liabilities, partially offset by $284 million of lower cash-related net income for the six months ended June 30, 2020, compared with the same period in 2019. Cash-related net income represents total cash flows from operating activities less changes in assets and liabilities on the Condensed Consolidated Statements of Cash Flows. The largest components of cash-related net income are Net (loss) income plus Depreciation, amortization and net lease activity. Within operating assets and liabilities, accounts receivable were a source of cash for the six months ended June 30, 2020 as compared to a significant use of cash in the prior period reflecting lower revenues in the current period and a year-over-year increase of $45 million in proceeds from factoring. Also impacting our operating assets and liabilities were payments of approximately $75 million related to the exploration of strategic alternatives and higher interest payments of $24 million in the first half of 2020, partially offset by lower tax payments of $48 million.
Investing activities used $172 million and $14 million of cash in the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020, we used $255 million of cash to purchase property and equipment and received $77 million from sales of property and equipment. During the six months ended June 30, 2019, we primarily: (i) used $236 million of cash to purchase property and equipment; (ii) received $85 million from sales of property and equipment; and (iii) received proceeds of $137 million related to the realization of cash on deferred purchase price receivable.
Financing activities provided $1.7 billion of cash in the six months ended June 30, 2020 and used $153 million of cash in the six months ended June 30, 2019. The primary sources of cash from financing activities during the six months ended June 30, 2020 were: (i) $1.1 billion of net proceeds from the issuance of Senior Notes due 2025; (ii) $600 million of proceeds from borrowings on our ABL Facility, net of payments; and (iii) $109 million from borrowings related to our securitization program. The primary uses of cash from financing activities during the first six months of 2020 were $114 million used to purchase XPO common stock and $40 million used to repay debt and finance leases. By comparison, the primary uses of cash during the six months ended June 30, 2019 were the $1.3 billion repurchase of XPO common stock and $565 million used to repay debt and finance leases, including a $500 million repayment of borrowings under the unsecured credit facility. The primary sources of cash from financing activities during the six months ended June 30, 2019 were $1.7 billion of net proceeds from the issuance of long-term debt, consisting of the incremental term loans and Senior Notes due 2024, as well as amounts received under the senior variable funding notes in connection with our previously terminated trade securitization program.

Contractual Obligations
As described more fully above, we received proceeds of approximately $1.15 billion from our Senior Notes due 2025 in the second quarter of 2020. Additional interest payments of approximately $38 million are due in 2020, and additional annual interest payments of approximately $76 million are due in 2021 through 2024. During the six months ended June 30, 2020, there were no other material changes to our December 31, 2019 contractual obligations. We anticipate net capital expenditures to be between $250 million and $300 million in 2020, which reflects a decrease of approximately $225 million from the estimate provided in our 2019 Form 10-K, primarily due to the impact of COVID-19, as discussed previously.
New Accounting Standards
Information related to new accounting standards is included in Note 1—Organization, Description of Business and Basis of Presentation to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and commodity risk. Other than the broad effects on economic conditions as a result of the COVID-19 pandemic, there have been no material changes to our quantitative and qualitative disclosures about market risk during the six months ended June 30, 2020, as compared with the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the year ended December 31, 2019.
Item 4. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended as of June 30, 2020. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of June 30, 2020 were effective as of such time such that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries; and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Shareholder Litigation
On December 14, 2018, a putative class action captioned Labul v. XPO Logistics, Inc. et al., No. 3:18-cv-02062 (D. Conn.) was filed in the U.S. District Court for the District of Connecticut against us and some of our current and former executives, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, and Section 20(a) of the Exchange Act, based on alleged material misstatements and omissions in our public filings with the U.S. Securities and Exchange Commission. On June 3, 2019, lead plaintiffs Local 817 IBT Pension Fund, Local 272 Labor-Management Pension Fund, and Local 282 Pension Trust Fund and Local 282 Welfare Trust Fund (together, the “Pension Funds”) filed a consolidated class action complaint. Defendants moved to dismiss the consolidated class action complaint on August 2, 2019. On November 4, 2019, the court dismissed the consolidated class action complaint without prejudice to the filing of an amended complaint. The Pension Funds, on January 3, 2020, filed a first amended consolidated class action complaint against us and a current executive. Defendants moved to dismiss the first amended consolidated class action complaint on March 3, 2020. Briefing on defendants’ motion was completed on June 18, 2020, and the Court heard oral argument on June 30, 2020. The Court has not yet issued a decision on defendants’ motion to dismiss.
Also, on May 13, 2019, Adriana Jez filed a purported shareholder derivative action captioned Jez v. Jacobs, et al., No. 19-cv-889-RGA (D. Del.) (“Jez complaint”) in the U.S. District Court for the District of Delaware, alleging breaches of fiduciary duty, unjust enrichment, waste of corporate assets, and violations of the Exchange Act against some of our current and former directors and officers, with the company as a nominal defendant. The Jez complaint was later consolidated with similar derivative complaints filed by purported shareholders Erin Candler and Kevin Rose under the caption In re XPO Logistics, Inc. Derivative Litigation, No. 19-cv-889-RGA (D. Del.). On December 12, 2019, the court ordered plaintiffs to designate an operative complaint or file an amended complaint within 45 days. On January 27, 2020, plaintiffs designated the Jez complaint as the operative complaint in the consolidated cases. Defendants moved to dismiss the operative complaint on February 26, 2020. Rather than file a brief in opposition, on March 27, 2020, plaintiffs moved for leave to file a further amended complaint and to stay briefing on defendants’ motions to dismiss. The Court granted plaintiffs’ motion on July 6, 2020. Defendants have not yet answered or moved against the operative complaint.
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
For example, customer demand for our services in many parts of our business has been materially and negatively impacted by the mandated closure of our customers’ operations or points of sale, while customer demand for our services in other parts of our business has increased as consumers stockpile goods or switch to e-commerce platforms to make purchases. We experienced declines in demand for our services beginning in the first quarter of 2020, reaching their lowest levels in April, and sequentially strengthening in May and June. Impacts on our business generally began a few weeks earlier in Europe than in the U.S., following the onset of the pandemic in Asia.
We have incurred additional costs to ensure we meet the needs of our customers and employees, including costs for PPE, site closures and cleaning, and enhanced employee benefits such as additional paid leave and health benefits (including pandemic paid sick leave). We expect to continue to incur additional costs, which may be significant, as we continue to implement operational changes in response to the pandemic.
Further, our management is focused on mitigating the effects of COVID-19 on our business operations while protecting the health of our employees, which has required and will continue to require, a large investment of time and resources across our enterprise. In addition, we expect to reduce our capital expenditures this year substantially from the level at which we have invested in our business in prior years.
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
There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. Due to the unprecedented and evolving nature of the COVID-19 pandemic, it remains very difficult to predict the extent of the impact on our industry generally and our business in particular. Furthermore, the extent and pace of a recovery remains uncertain and may differ significantly among the countries in which we operate. While we anticipate that our results of operations will continue to be impacted by this pandemic in the third and fourth quarters of 2020, we are unable to reasonably estimate the extent of the impact on our full-year results of operations, our liquidity or our overall financial position. However, the effects could have a material impact on our results of operations and heighten many of our known risks described in this Form 10-Q and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019, which is incorporated by reference herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Employment Agreements
On July 31, 2020, XPO entered into employment agreements (the “Employment Agreements”) with each of Bradley S. Jacobs, Troy A. Cooper, and Mario A. Harik (collectively, the “Executives”). The Employment Agreements replace prior employment agreements with the Executives that expired on February 9, 2020. The principal terms of the Employment Agreements are described below.
Term. Each Employment Agreement provides for a four-year term, commencing on July 31, 2020.
Position; Reporting. Under the Employment Agreements, Mr. Jacobs will continue to serve as XPO’s Chairman and Chief Executive Officer, reporting to XPO’s Board of Directors, Mr. Cooper will continue to serve as XPO’s President, reporting to the Chief Executive Officer, and Mr. Harik will continue to serve as XPO’s Chief Information Officer, reporting to the President.
Salary; Target Annual Bonus. The Employment Agreements provide that the annual base salary for each of Messrs. Jacobs, Cooper, and Harik will be $1,000,000, $650,000, $500,000, respectively, and that the target annual bonus will be 200% of base salary for each of Messrs. Jacobs and Cooper and 125% of base salary for Mr. Harik.
Termination Events. Each of the Employment Agreements provides that XPO may terminate the Executive’s employment during the term with or without cause and each of the Executives may terminate his employment on 30 days prior written notice to XPO. The severance payments described below are subject to and conditioned upon the Executive (i) signing an irrevocable waiver and general release in favor of XPO and (ii) complying with the restrictive covenants contained in the Employment Agreement.
Non-CIC Termination. In the event that either prior to a change of control of XPO or more than two years after a change of control of XPO occurs, XPO terminates the Executive’s employment without cause, the Executive will be entitled to receive:
•a cash payment equal to 12 months of base salary; and
•medical and dental coverage for a period of six months from the date of termination, or, if earlier, until the Executive secures other employment.
CIC Termination. In the event that upon or within the two-year period following a change of control of XPO, the Executive’s employment is terminated by XPO without cause or he resigns for good reason, the Executive will receive:
•Two (or 2.99, in the case of Mr. Jacobs) times the sum of the Executive’s annual base salary and target bonus;
•A pro rata target bonus for the year of termination; and
•Medical and dental coverage for a period of 24 months from the date of termination.
In the event that any benefits due or amounts payable to the Executive in connection with a change of control of XPO constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), then any such amounts will be reduced to avoid triggering the excise tax imposed by Section 4999 of the Code, if it would be more favorable to the Executive on a net after-tax basis. The Executives are not entitled to a gross-up payment for excise taxes imposed by Section 4999 of the Code on “excess parachute payments,” as defined in Section 280G of the Code.
Clawbacks. Under the Employment Agreements, in the event XPO terminates the Executive’s employment for cause or if the Executive violates the restrictive covenants in the Employment Agreement, the Executive’s long-term incentive compensation is subject to certain forfeiture and clawback provisions. In addition, if the Executive engages in fraud or willful misconduct that contributes materially to any financial restatement or material loss to XPO or any of its affiliates, then the Executive’s long-term incentive compensation and annual bonus payments are subject to certain forfeiture and clawback provisions.
Restrictive Covenants. Under the Employment Agreements, each of the Executives is generally subject to the following restrictive covenants: employee and customer non-solicitation covenants during his employment and for a period of two years thereafter; confidentiality and mutual non-disparagement covenants during his employment and thereafter; and non-competition covenants during his employment and for a period of three years thereafter, except that, other than following a change of control of XPO, XPO will have the right to extend the non-compete for an additional year so long as XPO pays the Executive his base salary for the additional one-year period.
The foregoing summary of certain terms and conditions of the Employment Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the Employment Agreements, which are filed with this report as Exhibits 10.5, 10.6, and 10.7, respectively, and are incorporated herein by reference.
Cash Long-Term Incentive Awards
Grant of Cash LTI Awards. On July 31, 2020, in connection with the execution of the Employment Agreements, XPO entered into award agreements (the “Award Agreements”) with each Executive providing for the grant of cash long-term incentive awards (the “Cash LTI Awards”) and setting forth the terms and conditions applicable to each Cash LTI Award.
Performance Periods. Each Cash LTI Award is divided into four tranches (each, a “Tranche”), with each Tranche relating to one of four annual performance periods: 2020, 2021, 2022, and 2023, except that for the 2020 Tranche the financial goals described below are based on a performance period commencing on July 1, 2020 and ending on December 31, 2020.
Target Value; Performance Goals. The target value of each of the four Tranches of each Cash LTI Award is $10,000,000 for Mr. Jacobs, $3,350,000 for Mr. Cooper, and $2,250,000 for Mr. Harik. Each Tranche may be earned at a level ranging from 0-200% of the target value, depending upon the degree of achievement of performance goals relating to XPO’s absolute adjusted cash flow per share (weighted 50%), XPO’s growth in adjusted cash flow per share relative to that of a specified group of XPO’s peers (weighted 25%), and XPO’s achievement of performance initiatives and metrics in an ESG scorecard encompassing the categories of workforce/talent, employee and community safety, diversity and inclusion, data security, environment and sustainability, and/or governance (weighted 25%).
Vesting. Each Tranche will vest, if and to the extent earned based on achievement of the applicable performance goals, as follows: on the first anniversary of the grant date, in the case of the 2020 Tranche, on January 15, 2022, in the case of the 2021 Tranche, on January 15, 2024 in the case of the 2022 Tranche, and on January 15, 2026 in the case of the 2023 Tranche, in each case, subject to the Executive’s continued employment with XPO through the applicable vesting date. The vesting of the Cash LTI Awards may, in certain circumstances, be accelerated, including full acceleration upon a change of control of XPO or the Executive’s death and partial acceleration in the event of the termination of the Executive’s employment by XPO without cause.
The foregoing summary of certain terms and conditions of the Cash LTI Awards does not purport to be complete and is qualified in its entirety by reference to the full text of the Award Agreements, the form of which is filed with this report as Exhibit 10.8 and is incorporated herein by reference.

Item 6. Exhibits.

Exhibit Number	Description

4.1
Indenture, dated April 28, 2020, between the registrant, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed with the SEC on April 28, 2020).

10.1 *
Amendment No. 4 to Second Amended and Restated Revolving Loan Credit Agreement, dated April 3, 2020, by and among the registrant, certain subsidiaries signatory thereto, the lenders party thereto and Morgan Stanley Senior Funding Inc., as agent.

10.2 +
Amendment No. 2 to the XPO Logistics, Inc. 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Annex B to the registrant’s definitive proxy statement on Schedule 14A filed with the SEC on April 21, 2020).

10.3 +
Separation Agreement, dated May 4, 2020, between the registrant and Sarah J.S. Glickman (incorporated herein by reference to Exhibit 99.1 to the registrant’s current report on Form 8-K filed with the SEC on May 8, 2020).

10.4 *
Amendment No. 5 to Second Amended and Restated Revolving Loan Credit Agreement, dated June 29, 2020, by and among the registrant, certain subsidiaries signatory thereto, the lenders party thereto and Morgan Stanley Senior Funding Inc., as agent.

10.5 +*	Employment Agreement, effective as of July 31, 2020, between the registrant and Bradley S. Jacobs.

10.6 +*	Employment Agreement, effective as of July 31, 2020, between the registrant and Troy A. Cooper.

10.7 +*	Employment Agreement, effective as of July 31, 2020, between the registrant and Mario A. Harik.

10.8 +*	Form of Cash Long-Term Incentive Award Agreement (2016 Omnibus Incentive Compensation Plan).

31.1 *
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020.

31.2 *
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020.

32.1 **
Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020.

32.2 **
Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020.

101.INS *	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH *	XBRL Taxonomy Extension Schema.

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF *	XBRL Taxonomy Extension Definition Linkbase.

101.LAB *	XBRL Taxonomy Extension Label Linkbase.

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase.

Exhibit Number	Description

104 *	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+	This exhibit is a management contract or compensatory plan or arrangement.

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
Date: August 3, 2020