Form 10-Q
period 2020-09-30
XPO Logistics, Inc.
filed 2020-11-06
CIK 1166003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
Form 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 2, 2020, there were 91,415,716 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

XPO Logistics, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2020

Part I—Financial Information
Item 1. Financial Statements.
XPO Logistics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(In millions, except per share data)	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$2,025	$377
Accounts receivable, net of allowances of $79 and $58, respectively	2,624	2,500
Other current assets	435	465
Total current assets	5,084	3,342
Long-term assets
Property and equipment, net of $2,435 and $2,054 in accumulated depreciation, respectively	2,573	2,704
Operating lease assets	2,221	2,245
Goodwill	4,506	4,450
Identifiable intangible assets, net of $914 and $850 in accumulated amortization, respectively	994	1,092
Other long-term assets	367	295
Total long-term assets	10,661	10,786
Total assets	$15,745	$14,128
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,025	$1,157
Accrued expenses	1,855	1,414
Short-term borrowings and current maturities of long-term debt	130	84
Short-term operating lease liabilities	461	468
Other current liabilities	177	135
Total current liabilities	3,648	3,258
Long-term liabilities
Long-term debt	6,545	5,182
Deferred tax liability	494	495
Employee benefit obligations	157	157
Long-term operating lease liabilities	1,763	1,776
Other long-term liabilities	353	364
Total long-term liabilities	9,312	7,974
Stockholders’ equity
Convertible perpetual preferred stock, $0.001 par value; 10 shares authorized; 0.07 of Series A shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	41	41
Common stock, $0.001 par value; 300 shares authorized; 91 and 92 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	1,971	2,061
Retained earnings	766	786
Accumulated other comprehensive loss	(129)	(145)
Total stockholders’ equity before noncontrolling interests	2,649	2,743
Noncontrolling interests	136	153
Total equity	2,785	2,896
Total liabilities and equity	$15,745	$14,128
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2020	2019	2020	2019
Revenue	$4,221	$4,154	$11,587	$12,512
Operating expenses
Cost of transportation and services	2,038	2,068	5,577	6,272
Direct operating expense	1,461	1,401	4,191	4,224
Sales, general and administrative expense	499	456	1,656	1,397
Total operating expenses	3,998	3,925	11,424	11,893
Operating income	223	229	163	619
Other income	(20)	(11)	(59)	(41)
Foreign currency (gain) loss	—	(5)	(5)	5
Debt extinguishment loss	—	—	—	5
Interest expense	86	75	240	218
Income (loss) before income tax provision (benefit)	157	170	(13)	432
Income tax provision (benefit)	59	34	(2)	99
Net income (loss)	98	136	(11)	333
Net income attributable to noncontrolling interests	(5)	(6)	(4)	(21)
Net income (loss) attributable to XPO	$93	$130	$(15)	$312

Earnings (loss) per share data
Net income (loss) attributable to common shareholders	$84	$117	$(17)	$282

Basic earnings (loss) per share	$0.93	$1.27	$(0.18)	$2.91
Diluted earnings (loss) per share	$0.83	$1.14	$(0.18)	$2.63

Weighted-average common shares outstanding
Basic weighted-average common shares outstanding	91	92	91	97
Diluted weighted-average common shares outstanding	102	102	91	107
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Net income (loss)	$98	$136	$(11)	$333

Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss), net of tax effect of $13, $(11), $6 and $(17)	$71	$(66)	$27	$(68)
Unrealized gain (loss) on financial assets/liabilities designated as hedging instruments, net of tax effect of $—, $—, $— and $—	(1)	—	(1)	1
Defined benefit plans adjustments, net of tax effect of $(1), $—, $1 and $—	(2)	(1)	(7)	(1)
Other comprehensive income (loss)	68	(67)	19	(68)
Comprehensive income	$166	$69	$8	$265
Less: Comprehensive income (loss) attributable to noncontrolling interests	10	(9)	7	4
Comprehensive income attributable to XPO	$156	$78	$1	$261
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2020	2019
Operating activities
Net income (loss)	$(11)	$333
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation, amortization and net lease activity	572	546
Stock compensation expense	50	48
Accretion of debt	14	16
Deferred tax expense	4	26
Debt extinguishment loss	—	5
Unrealized (gain) loss on foreign currency option and forward contracts	(1)	5
Gains on sales of property and equipment	(68)	(73)
Other	46	17
Changes in assets and liabilities
Accounts receivable	(152)	(190)
Other assets	(52)	(12)
Accounts payable	(105)	(153)
Accrued expenses and other liabilities	395	(126)
Net cash provided by operating activities	692	442
Investing activities
Payment for purchases of property and equipment	(377)	(413)
Proceeds from sale of property and equipment	148	192
Cash collected on deferred purchase price receivable	—	186
Other	5	—
Net cash used in investing activities	(224)	(35)
Financing activities
Proceeds from issuance of debt	1,155	1,751
Proceeds from borrowings related to securitization program	48	—
Proceeds from borrowings on ABL facility	820	1,690
Repayment of borrowings on ABL facility	(620)	(1,690)
Repayment of debt and finance leases	(65)	(850)
Payment for debt issuance costs	(21)	(28)
Purchase of noncontrolling interests	(21)	—
Repurchase of common stock	(114)	(1,347)
Change in bank overdrafts	20	2
Payment for tax withholdings for restricted shares	(21)	(11)
Other	1	4
Net cash provided by (used in) financing activities	1,182	(479)
Effect of exchange rates on cash, cash equivalents and restricted cash	(2)	(7)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,648	(79)
Cash, cash equivalents and restricted cash, beginning of period	387	514
Cash, cash equivalents and restricted cash, end of period	$2,035	$435
Supplemental disclosure of cash flow information
Leased assets obtained in exchange for new operating lease liabilities	$481	$559
Leased assets obtained in exchange for new finance lease liabilities	32	35
Cash paid for interest	215	202
Cash paid for income taxes	20	89
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Series A Preferred Stock		Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total XPO Stockholders' Equity	Non-controlling Interests	Total Equity
Balance as of June 30, 2020	72	$41	91,322	$—	$1,963	$672	$(192)	$2,484	$150	$2,634
Net income	—	—	—	—	—	93	—	93	5	98
Other comprehensive income	—	—	—	—	—	—	63	63	5	68
Exercise and vesting of stock compensation awards	—	—	39	—	—	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	—	—	(3)	—	—	(3)	—	(3)
Purchase of noncontrolling interests	—	—	—	—	(1)	—	—	(1)	(20)	(21)
Dividend declared	—	—	—	—	—	—	—	—	(4)	(4)
Stock compensation expense	—	—	—	—	10	—	—	10	—	10
Other	—	—	—	—	2	1	—	3	—	3
Balance as of September 30, 2020	72	$41	91,361	$—	$1,971	$766	$(129)	$2,649	$136	$2,785

	Series A Preferred Stock		Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total XPO Stockholders' Equity	Non-controlling Interests	Total Equity
Balance as of December 31, 2019	72	$41	92,342	$—	$2,061	$786	$(145)	$2,743	$153	$2,896
Net (income) loss	—	—	—	—	—	(15)	—	(15)	4	(11)
Other comprehensive income	—	—	—	—	—	—	16	16	3	19
Exercise and vesting of stock compensation awards	—	—	672	—	—	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	—	—	(21)	—	—	(21)	—	(21)
Purchase of noncontrolling interests	—	—	—	—	(1)	—	—	(1)	(20)	(21)
Retirement of common stock	—	—	(1,715)	—	(114)	—	—	(114)	—	(114)
Dividend declared	—	—	—	—	—	(2)	—	(2)	(4)	(6)
Stock compensation expense	—	—	—	—	42	—	—	42	—	42
Adoption of new accounting standard and other	—	—	62	—	4	(3)	—	1	—	1
Balance as of September 30, 2020	72	$41	91,361	$—	$1,971	$766	$(129)	$2,649	$136	$2,785

XPO Logistics, Inc.
Condensed Consolidated Statements of Changes in Equity (continued)
(Unaudited)

	Series A Preferred Stock		Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total XPO Stockholders' Equity	Non-controlling Interests	Total Equity
Balance as of June 30, 2019	72	$41	91,992	$—	$2,054	$563	$(153)	$2,505	$407	$2,912
Net income	—	—	—	—	—	130	—	130	6	136
Other comprehensive loss	—	—	—	—	—	—	(52)	(52)	(15)	(67)
Exercise and vesting of stock compensation awards	—	—	242	—	—	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	—	—	(7)	—	—	(7)	—	(7)
Dividend declared	—	—	—	—	—	(1)	—	(1)	(3)	(4)
Stock compensation expense	—	—	—	—	8	—	—	8	—	8
Other	—	—	—	—	1	(12)	—	(11)	(2)	(13)
Balance as of September 30, 2019	72	$41	92,234	$—	$2,056	$680	$(205)	$2,572	$393	$2,965

	Series A Preferred Stock		Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total XPO Stockholders' Equity	Non-controlling Interests	Total Equity
Balance as of December 31, 2018	72	$41	115,683	$—	$3,311	$377	$(154)	$3,575	$395	$3,970
Net income	—	—	—	—	—	312	—	312	21	333
Other comprehensive loss	—	—	—	—	—	—	(51)	(51)	(17)	(68)
Exercise and vesting of stock compensation awards	—	—	423	—	—	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	—	—	(11)	—	—	(11)	—	(11)
Retirement of common stock	—	—	(23,932)	—	(1,275)	—	—	(1,275)	—	(1,275)
Dividend declared	—	—	—	—	—	(2)	—	(2)	(4)	(6)
Stock compensation expense	—	—	—	—	27	—	—	27	—	27
Adoption of new accounting standard and other	—	—	60	—	4	(7)	—	(3)	(2)	(5)
Balance as of September 30, 2019	72	$41	92,234	$—	$2,056	$680	$(205)	$2,572	$393	$2,965
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
We have a controlling financial interest in entities generally when we own a majority of the voting interest. The noncontrolling interests reflected in our consolidated financial statements primarily relate to a minority interest in XPO Logistics Europe SA (“XPO Logistics Europe”), formerly known as Norbert Dentressangle SA, a business we acquired in 2015. In July 2020, we purchased a shareholder’s noncontrolling interest in XPO Logistics Europe for €17 million (approximately $20 million). Following this acquisition, the noncontrolling interest was reduced to approximately 4% of XPO Logistics Europe.
The Condensed Consolidated Financial Statements are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair presentation of financial condition, operating results and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020, particularly in light of the outbreak of a strain of coronavirus, COVID-19, in the first quarter of 2020. The rapid escalation of COVID-19 into a pandemic in the first quarter of 2020 has affected, and will continue to affect, economic activity broadly and customer sectors served by our industry. COVID-19 has had, and we expect will continue to have, significant effects on economic activity, on demand for our services, and on our results of operations in 2020.
Restricted Cash
As of September 30, 2020 and December 31, 2019, our restricted cash included in Other long-term assets on our Condensed Consolidated Balance Sheets was $10 million.
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
XPO Logistics Europe, one of our majority-owned subsidiaries, participates in a trade receivables securitization program co-arranged by three European banks (the “Purchasers”). Under the program, a wholly-owned bankruptcy-remote special purpose entity of XPO Logistics Europe sells trade receivables that originate with wholly-owned subsidiaries of XPO Logistics Europe in the United Kingdom and France to unaffiliated entities managed by the Purchasers. The special purpose entity is a variable interest entity and is consolidated by XPO based on our control of the entity’s activities.
We account for transfers under our securitization and factoring arrangements as sales because we sell full title and ownership in the underlying receivables and control of the receivables is considered transferred. For these transfers, the receivables are removed from our Condensed Consolidated Balance Sheets at the date of transfer. In the securitization and factoring arrangements, any continuing involvement with the receivables is limited to servicing the receivables. The fair value of any servicing assets and liabilities is immaterial. Our trade receivables securitization program permits us to borrow, on an unsecured basis, cash collected in a servicing capacity on previously sold receivables, which we report within short-term debt on our Condensed Consolidated Balance Sheets. These borrowings amounted to €43 million ($50 million) as of September 30, 2020. See Note 6—Debt for additional information on these borrowings.
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
The maximum amount of net cash proceeds available at any one time under the current securitization program is €400 million (approximately $469 million as of September 30, 2020), and this amount includes any unsecured borrowings related to the program. As of September 30, 2020, €294 million (approximately $345 million) of capacity was utilized under the program and €106 million (approximately $124 million) was available to us. The weighted average interest rate was 0.64% as of September 30, 2020. Charges for commitment fees, which are based on a percentage of available amounts, and charges for administrative fees were not material to our results of operations for the three and nine months ended September 30, 2020 and 2019. The securitization program expires in July 2022 and contains financial covenants customary for this type of arrangement, including maintaining a defined average days sales outstanding ratio.

Information related to the trade receivables sold was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Securitization programs
Receivables sold in period	$750	$790	$2,039	$1,451
Cash consideration	750	787	2,039	1,316
Deferred purchase price	—	3	—	135

Factoring programs
Receivables sold in period	$112	$196	$575	$615
Cash consideration	112	195	574	612
In addition to the cash considerations referenced above, we received $49 million and $186 million in the three and nine months ended September 30, 2019, respectively, for the realization of cash on the deferred purchase price receivable for our prior securitization program.
Acquisition
In March 2020, XPO Logistics Europe announced that it had entered into a definitive agreement to acquire the majority of Kuehne + Nagel’s contract logistics operations in the United Kingdom. The operations provide a range of logistics services, including inbound and outbound distribution, reverse logistics management and inventory management, and generated annual revenues in 2019 of approximately £500 million ($639 million). The transaction is subject to customary closing conditions and is currently being reviewed by the UK Competition and Markets Authority (the “CMA”). The deadline for a phase 1 decision from the CMA is November 20, 2020. The transaction is not expected to be material to our 2020 operating results.
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
We base our fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and current maturities of long-term debt approximated their fair values as of September 30, 2020 and December 31, 2019 due to their short-term nature and/or being receivable or payable on demand. The Level 1 cash equivalents included money market funds valued using quoted prices in active markets. The Level 2 cash equivalents included short-term investments valued using published interest rates for instruments with similar terms and maturities. For information on the fair value hierarchy of our derivative instruments, see Note 5—Derivative Instruments and for information on financial liabilities, see Note 6—Debt.
The fair value hierarchy of cash equivalents was as follows:

(In millions)	Carrying Value	Fair Value	Level 1	Level 2
September 30, 2020	$1,657	$1,657	$1,657	$—
December 31, 2019	144	144	127	17

Cash equivalents at September 30, 2020 include a portion of the net proceeds from the issuance of senior notes due 2025 (the “Senior Notes due 2025”) which were invested in money market funds. For further information, see Note 6—Debt.
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
In our Transportation segment, we provide multiple services to facilitate the movement of raw materials, parts and finished goods. We accomplish this by using our proprietary technology, third-party independent carriers and our transportation assets and service centers. Our transportation services include truck brokerage, less-than-truckload (“LTL”), truckload, expedite, last mile, intermodal and drayage, managed transportation, and global forwarding. Freight brokerage, last mile, global forwarding and managed transportation are non-asset or asset-light businesses while LTL and truckload are primarily asset-based operations.
In our Logistics segment, which we also refer to as supply chain or contract logistics, we provide a wide range of services differentiated by our proprietary technology and our ability to customize solutions for individual customers. Our services include value-added warehousing and distribution, e-commerce and omnichannel fulfillment, cold-chain logistics, packaging and labeling, factory support, aftermarket support, inventory management, order personalization and supply chain optimization, such as product flow management. In addition, our Logistics segment provides reverse logistics, which is also called returns management.

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
Our chief operating decision maker (“CODM”) regularly reviews financial information at the reporting segment level to allocate resources to the segments and to assess their performance. We include items directly attributable to a segment, and those that can be allocated on a reasonable basis, in segment results reported to the CODM. We do not provide asset information by segment to the CODM.
Selected financial data for our segments is as follows:

(In millions)	Transportation	Logistics	Corporate	Eliminations/Other	Total
Three months ended September 30, 2020
Revenue	$2,675	$1,580	$—	$(34)	$4,221
Operating income (loss) (1)	202	77	(56)	—	223
Depreciation and amortization	114	76	3	—	193

Three months ended September 30, 2019
Revenue	$2,684	$1,510	$—	$(40)	$4,154
Operating income (loss) (2)	208	61	(40)	—	229
Depreciation and amortization	110	73	3	—	186

Nine months ended September 30, 2020
Revenue	$7,261	$4,421	$—	$(95)	$11,587
Operating income (loss) (3)	307	72	(216)	—	163
Depreciation and amortization	337	225	10	—	572

Nine months ended September 30, 2019
Revenue	$8,090	$4,530	$—	$(108)	$12,512
Operating income (loss) (4)	579	168	(128)	—	619
Depreciation and amortization	334	201	11	—	546
(1)Consolidated operating income for the three months ended September 30, 2020 includes $3 million of transaction and integration costs.
(2)Consolidated operating income for the three months ended September 30, 2019 includes $11 million of restructuring expense.
(3)Consolidated operating income for the nine months ended September 30, 2020 includes $93 million of transaction and integration costs and $53 million of restructuring expense.
(4)Consolidated operating income for the nine months ended September 30, 2019 includes $2 million of transaction and integration costs and $28 million of restructuring expense.
The transaction and integration costs for the first nine months of 2020 are primarily related to our previously announced exploration of strategic alternatives. The review of strategic alternatives was terminated in March 2020. For further information on our restructuring actions, see Note 4—Restructuring Charges. We also incurred in the third quarter and first nine months of 2020, net incremental and direct costs as a result of the COVID-19 pandemic, including costs for personal protective equipment, site cleanings and enhanced employee benefits, such as appreciation pay.

3. Revenue Recognition
Disaggregation of Revenues
We disaggregate our revenue by geographic area and service offering. Our revenue disaggregated by geographical area, based on sales office location, was as follows:

	Three Months Ended September 30, 2020
(In millions)	Transportation	Logistics	Eliminations	Total
Revenue
United States	$1,904	$551	$(14)	$2,441
North America (excluding United States)	77	12	—	89
France	317	174	(3)	488
United Kingdom	175	402	(12)	565
Europe (excluding France and United Kingdom)	194	421	(5)	610
Other	8	20	—	28
Total	$2,675	$1,580	$(34)	$4,221

	Three Months Ended September 30, 2019
(In millions)	Transportation	Logistics	Eliminations	Total
Revenue
United States	$1,891	$581	$(12)	$2,460
North America (excluding United States)	76	17	—	93
France	326	164	(6)	484
United Kingdom	192	335	(18)	509
Europe (excluding France and United Kingdom)	195	389	(3)	581
Other	4	24	(1)	27
Total	$2,684	$1,510	$(40)	$4,154

	Nine Months Ended September 30, 2020
(In millions)	Transportation	Logistics	Eliminations	Total
Revenue
United States	$5,111	$1,596	$(33)	$6,674
North America (excluding United States)	219	36	—	255
France	883	466	(9)	1,340
United Kingdom	482	1,069	(39)	1,512
Europe (excluding France and United Kingdom)	528	1,190	(12)	1,706
Other	38	64	(2)	100
Total	$7,261	$4,421	$(95)	$11,587

	Nine Months Ended September 30, 2019
(In millions)	Transportation	Logistics	Eliminations	Total
Revenue
United States	$5,651	$1,708	$(24)	$7,335
North America (excluding United States)	216	50	—	266
France	1,041	505	(17)	1,529
United Kingdom	566	1,020	(54)	1,532
Europe (excluding France and United Kingdom)	603	1,178	(11)	1,770
Other	13	69	(2)	80
Total	$8,090	$4,530	$(108)	$12,512
Our revenue disaggregated by service offering was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Transportation segment
Freight brokerage and truckload	$1,129	$1,083	$2,970	$3,269
LTL	1,175	1,227	3,289	3,667
Last mile (1)	243	219	662	655
Managed transportation	96	134	253	400
Global forwarding	75	74	212	229
Transportation eliminations	(43)	(53)	(125)	(130)
Total Transportation segment revenue	2,675	2,684	7,261	8,090
Total Logistics segment revenue	1,580	1,510	4,421	4,530
Intersegment eliminations	(34)	(40)	(95)	(108)
Total revenue	$4,221	$4,154	$11,587	$12,512
(1)    Comprised of our North American last mile operations.
Performance Obligations
Remaining performance obligations represent firm contracts for which services have not been performed and future revenue recognition is expected. As permitted in determining the remaining performance obligation, we omit obligations that: (i) have original expected durations of one year or less or (ii) contain variable consideration. On September 30, 2020, the fixed consideration component of our remaining performance obligation was approximately $1.7 billion, and we expect to recognize approximately 75% of that amount over the next three years and the remainder thereafter. The majority of the remaining performance obligation relates to our Logistics reportable segment. We estimate remaining performance obligations at a point in time and actual amounts may differ from these estimates due to changes in foreign currency exchange rates and contract revisions or terminations.
4. Restructuring Charges
We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure, including actions in response to COVID-19. These actions generally include severance and facility-related costs, including impairment of right-of-use assets, and are intended to improve our efficiency and profitability.

Restructuring charges were recorded on our Condensed Consolidated Statements of Income (Loss) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Cost of transportation and services	$—	$—	$1	$3
Direct operating expense	—	1	6	1
Sales, general and administrative expense	—	10	46	24
Total	$—	$11	$53	$28
Our restructuring activity was as follows:

		Nine Months Ended September 30, 2020
(In millions)	Reserve Balance as of December 31, 2019	Charges Incurred	Payments	Foreign Exchange and Other	Reserve Balance as of September 30, 2020
Severance
Transportation	$12	$17	$(16)	$—	$13
Logistics	11	20	(10)	1	22
Corporate	2	9	(8)	(1)	2
Total severance	25	46	(34)	—	37
Facilities
Transportation	—	6	—	(1)	5
Logistics	—	1	—	(1)	—
Total facilities	—	7	—	(2)	5
Total	$25	$53	$(34)	$(2)	$42
We expect to incur additional restructuring charges during the fourth quarter of fiscal 2020 of approximately $10 million under previously approved restructuring actions. We expect the majority of the cash outlays related to the charges incurred in 2020 will be complete within twelve months.
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

The fair value of our derivative instruments and the related notional amounts were as follows:

	September 30, 2020
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges
Cross-currency swap agreements	$450	Other current assets	$—	Other current liabilities	$(22)
Cross-currency swap agreements	749	Other long-term assets	—	Other long-term liabilities	(28)
Interest rate swaps	2,003	Other current assets	—	Other current liabilities	(4)
Derivatives not designated as hedges
Foreign currency option contracts	108	Other current assets	—	Other current liabilities	—
Total			$—		$(54)

	December 31, 2019
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges
Cross-currency swap agreements	$1,233	Other long-term assets	$—	Other long-term liabilities	$(18)
Interest rate swap	2,003	Other current assets	—	Other current liabilities	(7)
Derivatives not designated as hedges
Foreign currency option contracts	365	Other current assets	1	Other current liabilities	—
Total			$1		$(25)
The derivatives are classified as Level 2 within the fair value hierarchy. The derivatives are valued using inputs other than quoted prices such as foreign exchange rates and yield curves.
The effect of derivative and nonderivative instruments designated as hedges on our Condensed Consolidated Statements of Income (Loss) was as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives		Amount of Gain (Loss) Reclassified from AOCI into Net Income (Loss)		Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,
(In millions)	2020	2019	2020	2019	2020	2019
Derivatives designated as cash flow hedges
Cross-currency swap agreements	$(9)	$7	$(8)	$9	$—	$1
Interest rate swaps	—	1	—	—	—	—
Derivatives designated as net investment hedges
Cross-currency swap agreements	(48)	55	—	—	4	5
Total	$(57)	$63	$(8)	$9	$4	$6

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss on Derivatives		Amount of Gain (Loss) Reclassified from AOCI into Net Income (Loss)		Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019	2020	2019
Derivatives designated as cash flow hedges
Cross-currency swap agreements	$(4)	$12	$(8)	$11	$—	$1
Interest rate swaps	(5)	—	—	—	—	—
Derivatives designated as net investment hedges
Cross-currency swap agreements	(29)	83	—	—	8	10
Total	$(38)	$95	$(8)	$11	$8	$11
The pre-tax gain (loss) recognized in earnings for foreign currency option and forward contracts not designated as hedging instruments was a loss of $1 million and a gain of $1 million for the three and nine months ended September 30, 2020, respectively, and a gain of $5 million and a loss of $5 million for the three and nine months ended September 30, 2019, respectively. These amounts are recorded in Foreign currency (gain) loss on our Condensed Consolidated Statements of Income (Loss).
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
Interest Rate Hedging
We execute short-term interest rate swaps to mitigate variability in forecasted interest payments on our Senior Secured Term Loan Credit Agreement (the “Term Loan Credit Agreement”). The interest rate swaps convert floating-rate interest payments into fixed rate interest payments. We designated the interest rate swaps as qualifying hedging instruments and account for these derivatives as cash flow hedges. The interest rate swaps mature in the fourth quarter of 2020.

We record gains and losses resulting from fair value adjustments to the designated portion of interest rate swaps in AOCI and reclassify them to Interest expense on the dates that interest payments accrue. Cash flows related to the interest rate swaps are included in Operating activities on our Condensed Consolidated Statements of Cash Flows.
Foreign Currency Option and Forward Contracts
We use foreign currency option contracts to mitigate the risk of a reduction in the value of earnings from our operations that use the EUR or the British pound sterling as their functional currency. Additionally, we use foreign currency forward contracts to mitigate exposure from intercompany loans that are not designated as permanent and can create volatility in earnings. The foreign currency contracts (both option and forward contracts) were not designated as qualifying hedging instruments as of September 30, 2020. The contracts are used to manage our exposure to foreign currency exchange rate fluctuations and are not speculative. The contracts generally expire in 12 months or less. Gains or losses on the contracts are recorded in Foreign currency (gain) loss on our Condensed Consolidated Statements of Income (Loss). Cash flows related to the foreign currency contracts are included in Investing activities on our Condensed Consolidated Statements of Cash Flows, consistent with the nature and purpose for which these derivatives were acquired.
6. Debt

	September 30, 2020		December 31, 2019
(In millions)	Principal Balance	Carrying Value	Principal Balance	Carrying Value
ABL facility	$200	$200	$—	$—
Term loan facilities	2,003	1,973	2,003	1,969
6.50% Senior notes due 2022	1,200	1,195	1,200	1,192
6.125% Senior notes due 2023	535	531	535	530
6.75% Senior notes due 2024	1,000	989	1,000	987
6.25% Senior notes due 2025	1,150	1,137	—	—
6.70% Senior debentures due 2034	300	210	300	208
Borrowings related to securitization program	50	50	—	—
Finance leases, asset financing and other	390	390	380	380
Total debt	6,828	6,675	5,418	5,266
Short-term borrowings and current maturities of long-term debt	130	130	84	84
Long-term debt	$6,698	$6,545	$5,334	$5,182
The fair value of our debt and classification in the fair value hierarchy was as follows:

(In millions)	Fair Value	Level 1	Level 2
September 30, 2020	$6,989	$4,373	$2,616
December 31, 2019	5,580	3,190	2,390
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
ABL Facility
As of September 30, 2020, we had a borrowing base of $1.1 billion and availability under our revolving loan credit agreement (the “ABL Facility”) of $884 million after considering outstanding letters of credit on the ABL Facility of $16 million. The average interest rate on outstanding borrowings as of September 30, 2020 was 1.65%. As of September 30, 2020, we were in compliance with the ABL Facility’s financial covenants.

Secured Debt
In April 2020, we entered into a Senior Secured Term Loan Credit Agreement, comprised of a $150 million committed secured term loan facility and a $200 million uncommitted secured evergreen letter of credit facility. The term loan facility is available to be drawn upon, subject to customary conditions, in multiple borrowings within nine months of the closing date. Any term loans thereunder will bear interest at a rate equal to LIBOR or base rate, at our election, plus an applicable margin of 3.00% to 4.50%, for LIBOR loans, or 2.00% to 3.50%, for base rate loans, in each case depending upon the time elapsed since the closing date. The term loan facility matures in April 2021.
Letters of credit under the letter of credit facility shall expire within one year of issuance and may contain automatic one-year renewals until the letter of credit facility terminates. As of September 30, 2020, we have issued $199 million in aggregate face amount of letters of credit, and have not drawn on the term loan commitments. The credit agreement governing the term loan and letter of credit facilities contains representations and warranties and affirmative and negative covenants customary for financings of this type as well as customary events of default.
Term Loan Facilities
In March 2019, we entered into an amendment to our Term Loan Credit Agreement and borrowed an additional $500 million of incremental loans under a new tranche of term loans (the “Incremental Term Loan Facility”), increasing our total borrowing under the Term Loan Credit Agreement to $2.0 billion. Proceeds from borrowings under the Incremental Term Loan Facility were used: (i) for general corporate purposes, including to fund purchases of our equity interests described in Note 7—Stockholders’ Equity; and (ii) to pay fees and expenses relating to, or in connection with, the transactions contemplated by the amendment. The incremental loans under the Incremental Term Loan Facility were issued at a price of 99.50% of par.
The interest rates on the term loan facility and the Incremental Term Loan Facility were 2.15% and 2.65%, respectively, as of September 30, 2020.
Senior Notes due 2025
In the second quarter of 2020, we completed private placements of $1.15 billion aggregate principal amount of Senior Notes due 2025. The Senior Notes due 2025 mature on May 1, 2025 and bear interest at a rate of 6.25% per annum. Interest on the notes is paid semi-annually. $850 million of the notes were issued at par, and $300 million of the notes were issued subsequently at 101.75% of face value. Net proceeds from the notes were invested in cash and cash equivalents.
The Senior Notes due 2025 are guaranteed by each of our direct and indirect wholly-owned restricted subsidiaries (other than some excluded subsidiaries) that are obligors under, or guarantee obligations under, our ABL Facility or existing term loan facilities or guarantee certain of our other indebtedness. The Senior Notes due 2025 and the related guarantees are unsecured, unsubordinated indebtedness for us and our guarantors. The Senior Notes due 2025 contain covenants customary for notes of this nature.
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
Information regarding our shares repurchased, based on settlement date, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2020	2019	2020	2019
Shares purchased and retired	—	—	2	25
Aggregate value	$—	$—	$114	$1,347
Average price per share	$—	$—	$66.58	$53.41
Remaining authorization	$503	$617	$503	$617
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
The computations of basic and diluted earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2020	2019	2020	2019
Basic earnings (loss) per common share
Net income (loss) attributable to XPO	$93	$130	$(15)	$312
Series A preferred stock dividends	—	(1)	(2)	(2)
Non-cash allocation of undistributed earnings	(9)	(12)	—	(28)
Net income (loss) attributable to common shares, basic	$84	$117	$(17)	$282

Basic weighted-average common shares	91	92	91	97
Basic earnings (loss) per share	$0.93	$1.27	$(0.18)	$2.91

Diluted earnings (loss) per common share
Net income (loss) attributable to common shares, diluted	$84	$117	$(17)	$282

Basic weighted-average common shares	91	92	91	97
Dilutive effect of non-participating stock-based awards	11	10	—	10
Diluted weighted-average common shares	102	102	91	107

Diluted earnings (loss) per share	$0.83	$1.14	$(0.18)	$2.63

Potential common shares excluded	10	10	21	10
Certain shares were not included in the computation of Diluted earnings (loss) per share because the effect was anti-dilutive.

9. Legal and Regulatory Matters
We are involved, and will continue to be involved, in numerous proceedings arising out of the conduct of our business. These proceedings may include claims for property damage or personal injury incurred in connection with the transportation of freight, claims regarding anti-competitive practices, and employment-related claims, including claims involving asserted breaches of employee restrictive covenants. These matters also include numerous putative class action, multi-plaintiff and individual lawsuits, and administrative proceedings involving claims that our owner-operators or contract carriers should be treated as employees, rather than independent contractors (“misclassification claims”). These lawsuits and proceedings may seek substantial monetary damages (including claims for unpaid wages, overtime, failure to provide meal and rest breaks, unreimbursed business expenses, penalties and other items), injunctive relief, or both.
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
Our operations help our customers move their goods most efficiently throughout their supply chains. Substantially all of our services operate under the single brand of XPO Logistics. As of September 30, 2020, we had approximately 97,000 employees and 1,499 locations in 30 countries, and over 50,000 customers.
We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it impacts our customers, employees and other business partners. See “Effects of COVID-19” below.
Transportation Segment
Our Transportation segment includes our services for truck brokerage, less-than-truckload (“LTL”), truckload, expedite, last mile, intermodal and drayage, managed transportation and global forwarding. We offer these services in both North America and Europe with the exception of intermodal and drayage, which are North American services, and truckload, which is primarily in Europe. Within each region, the complementary nature of our services is an opportunity to provide multiple solutions to our larger customers.
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
In Europe, we provide truckload transportation as a brokered service using independent carriers, and as dedicated and non-dedicated capacity using our owned fleet. Our other transportation offerings in Europe are LTL trucking of palletized and partial loads, which we provide with one of the largest LTL networks in Western Europe, last mile logistics for heavy goods and freight forwarding.
Our Transportation segment uses a blended model of owned, contracted and brokered capacity that gives us extensive flexibility in providing shippers with optimal solutions. The non-asset portion of our model is predominately variable-cost and includes our brokerage operations, as well as contracted capacity with independent providers. As of September 30, 2020, globally, we had approximately 10,000 independent carriers and owner-operators under contract to provide drayage, expedite, last mile and LTL services to our customers, and more than 50,000 independent brokered carriers representing over 1,000,000 trucks on the road.
The asset portion of our transportation model encompasses approximately 15,000 tractors and 39,000 trailers operated by professional drivers employed by XPO. These assets are primarily related to our LTL operations in North America and our truckload operations in Europe. Our owned fleet also provides supplemental capacity for our brokerage operations as needed.

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
Our logistics services include high-value-add warehousing and distribution, e-commerce and omnichannel fulfillment, cold-chain logistics, packaging and labeling, factory support, aftermarket support, inventory management, order personalization and supply chain optimization, such as production flow management. In addition, we are a major provider of reverse logistics, which is also called returns management. Reverse logistics is a fast-growing area of contract logistics that includes the inspection, repackaging, refurbishment, resale or disposal of returned merchandise, as well as refunding and warranty management. These services are highly valued by companies with consumer end-markets, as shoppers increasingly “test-drive” the products they buy online.
As of September 30, 2020, we operated 200 million square feet (19 million square meters) of contract logistics warehouse space worldwide. Approximately 96 million square feet (9 million square meters) was located in North America; 96 million square feet (9 million square meters) was located in Europe; and 8 million square feet (1 million square meters) was located in Asia. We are a market leader in logistics capacity in both North America and Europe. Customers served by our global Logistics segment include many preeminent companies in e-commerce and retail, food and beverage, consumer packaged goods, technology, aerospace, telecommunications, industrial and manufacturing, chemicals, agribusiness, life sciences and healthcare. These are all sectors where we have significant expertise.
Our logistics network benefits from deep roots in the e-commerce sector, which continues to show strong, secular growth. Before COVID-19, e-commerce was already growing globally at a double-digit rate, and that growth has accelerated as more consumers opt to purchase goods online. This level of growth makes it difficult for many companies to handle fulfillment and returns in-house while providing high levels of service. We have the capabilities to provide solutions for pure-play e-commerce companies, omnichannel retailers, manufacturers with aftermarket distribution channels, and the reverse logistics inflows that have become a natural byproduct of order fulfillment.
In March 2020, we announced a definitive agreement to acquire the majority of Kuehne + Nagel’s contract logistics operations in the United Kingdom. The acquisition will expand our platform in European e-commerce — where we are the largest outsourced e-fulfillment provider — and deepen our presence in the beverage, technology and food service sectors. The transaction is subject to customary closing conditions and is currently being reviewed by the UK Competition and Markets Authority (the “CMA”). The deadline for a phase 1 decision from the CMA is November 20, 2020. The transaction is not expected to be material to our 2020 operating results.
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

We prioritize innovations that can benefit our customers and create value for our shareholders. For example, our XPO Smart™ analytics and planning tools use machine learning to drive productivity in our logistics and LTL operations. Our XPO Connect™ digital marketplace gives our transportation customers a bird’s-eye view of available capacity and real-time market conditions, and strengthens our relationships with carriers. The platform matches shippers and carriers with digital efficiency, benefitting both parties and contributing to our financial performance.
Environmental sustainability is another area where our commitment sets an example in the industry. In the U.S., XPO has been named a Top 75 Green Supply Chain Partner by Inbound Logistics for five consecutive years. In France, where XPO has been awarded the designation Objectif CO2 for outstanding environmental performance by the Ministry of the Environment, we have renewed our commitment to the CO2 Charter for another three years. In Spain, all of our sites meet Leadership in Energy and Environmental Design (“LEED”) energy certification standards for 100% consumption of renewable energy. In the United Kingdom, the warehouse of the future we created with Nestlé is a reality, operating with environmentally friendly ammonia refrigeration systems, energy-saving lighting, air-source heat pumps for administration areas and rainwater harvesting.
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
We also own a large fleet of natural gas trucks operating in France, the United Kingdom, Spain and Portugal and, in 2019, we invested in 100 new Stralis Natural Power Euro VI tractors for our LTL network in France. These tractors use a combination of liquified and compressed natural gas to reduce NOx emissions below the Euro VI standard and lessen noise in densely populated areas. In Spain, where we own government-approved mega-trucks, we are collaborating with the General State Administration to test a duo-trailer vehicle and help determine its viability for commercial freight use. Our last mile operations in Europe are using electric vehicles for deliveries in certain urban areas, reducing those emissions to zero.
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
The COVID-19 pandemic and associated impacts on economic activity had an adverse effect on our results of operations and financial condition for the three and nine months ended September 30, 2020, as discussed below. We experienced declines in demand for our services that began in the first quarter, had a substantial impact in the second quarter, and abated throughout the third quarter. Impacts on our business generally began a few weeks earlier in Europe than in the U.S., but have meaningfully affected our year-to-date results in both regions.
Due to the unprecedented and evolving nature of the COVID-19 pandemic, it remains very difficult to predict the extent of the impact on our industry generally and our business in particular. Furthermore, the extent and pace of a recovery remains uncertain and may differ significantly among the countries in which we operate. We anticipate that our results of operations will continue to be impacted by this pandemic in the fourth quarter of 2020.
We have incurred net incremental costs related to COVID-19 to ensure that we meet the needs of our customers and employees; these include costs for personal protective equipment (“PPE”), temporary site closures, site cleanings and enhanced employee benefits. In the second quarter of 2020, we also implemented supplemental “appreciation pay” programs for thousands of frontline employees who continued to work during the pandemic. We expect to continue to incur additional costs as we implement operational changes in response to the pandemic. However, the majority of our cost base is variable, and we have taken and will continue to take aggressive actions to adjust our expenses to reflect changes in demand for our services. These actions include reduced use of contractors, reduced employee hours, furloughs, layoffs and required use of paid time off, consistent with applicable regulations. While we do not expect to be able to fully offset the decrease in demand for our services arising from the economic disruption of the pandemic in 2020, the actions we are taking and have taken, combined with the variable components of our cost structure, should help mitigate the impact on our profitability relative to the impact on our revenue and volumes.
Maintaining strong liquidity has been and will continue to be a top priority for XPO amid the current economic disruption. As discussed in greater detail below, as of September 30, 2020, we had $3.1 billion of available liquidity, including $2.0 billion of cash and cash equivalents. In the second quarter of 2020, we expanded our liquidity by $1.5 billion through the addition of a $350 million letter of credit and term loan facility and the issuance of $1.15 billion in senior notes. We expect to incur incremental interest expense in 2020 as a result of issuing this new debt. We reduced our planned capital expenditures for 2020, while continuing to invest in key growth initiatives.
In response to the pandemic, we are using a combination of rigorous protective measures, technology and virtual communications to keep our employees safe, including these and other actions:
•Globally, many of our employees have worked remotely if able to do so.
•For employees who need to work on site, we follow the guidance of the World Health Organization, the U.S. Centers for Disease Control, local regulators, and our own health and safety protocols.
•We are providing PPE in all our workplaces, and social distancing is in effect.
•Our facilities worldwide engage in ongoing cleaning of high-touch areas, as well as deep cleaning in facilities likely to have been exposed to COVID-19.
•We added Pandemic Paid Sick Leave to provide U.S. and Canadian employees an additional two weeks of fully-paid sick leave.
•We guarantee up to three additional paid days for employees of a facility that closes temporarily for deep cleaning.
•We instituted a contactless delivery policy to ensure that our drivers can maintain a safe distance from customers when delivering freight.
•We provided Frontline Employee Appreciation Pay to U.S. and Canadian employees.
•We expanded access to mental health counseling services.
A further discussion of the impact of the COVID-19 pandemic on our business is set forth below in Part II, Item 1A. Risk Factors.

Consolidated Summary Financial Table

	Three Months Ended September 30,		Percent of Revenue		Change	Nine Months Ended September 30,		Percent of Revenue		Change
(Dollars in millions)	2020 (1)	2019 (2)	2020	2019	2020 vs. 2019	2020 (3)	2019 (4)	2020	2019	2020 vs. 2019
Revenue	$4,221	$4,154	100.0%	100.0%	1.6%	$11,587	$12,512	100.0%	100.0%	(7.4)%
Cost of transportation and services	2,038	2,068	48.3%	49.8%	(1.5)%	5,577	6,272	48.1%	50.1%	(11.1)%
Direct operating expense	1,461	1,401	34.6%	33.7%	4.3%	4,191	4,224	36.2%	33.8%	(0.8)%
Sales, general and administrative expense	499	456	11.8%	11.0%	9.4%	1,656	1,397	14.3%	11.2%	18.5%
Operating income	223	229	5.3%	5.5%	(2.6)%	163	619	1.4%	4.9%	(73.7)%
Other income	(20)	(11)	(0.5)%	(0.3)%	81.8%	(59)	(41)	(0.5)%	(0.3)%	43.9%
Foreign currency (gain) loss	—	(5)	—%	(0.1)%	(100.0)%	(5)	5	—%	—%	(200.0)%
Debt extinguishment loss	—	—	—%	—%	—%	—	5	—%	—%	(100.0)%
Interest expense	86	75	2.0%	1.8%	14.7%	240	218	2.1%	1.7%	10.1%
Income (loss) before income tax provision (benefit)	157	170	3.7%	4.1%	(7.6)%	(13)	432	(0.1)%	3.5%	(103.0)%
Income tax provision (benefit)	59	34	1.4%	0.8%	73.5%	(2)	99	—%	0.8%	(102.0)%
Net income (loss)	$98	$136	2.3%	3.3%	(27.9)%	$(11)	$333	(0.1)%	2.7%	(103.3)%
(1)Consolidated operating income for the three months ended September 30, 2020 includes $3 million of transaction and integration costs.
(2)Consolidated operating income for the three months ended September 30, 2019 includes $11 million of restructuring expense.
(3)Consolidated operating income for the nine months ended September 30, 2020 includes $93 million of transaction and integration costs and $53 million of restructuring expense.
(4)Consolidated operating income for the nine months ended September 30, 2019 includes $2 million of transaction and integration costs and $28 million of restructuring expense.
The transaction and integration costs for the first nine months of 2020 are primarily related to our previously announced exploration of strategic alternatives. The review of strategic alternatives was terminated in March 2020. For further information on our restructuring actions, see Note 4—Restructuring Charges to the Condensed Consolidated Financial Statements. We also incurred in the third quarter and first nine months of 2020, net incremental and direct costs as a result of the COVID-19 pandemic.
Three and Nine Months Ended September 30, 2020 Compared with Three and Nine Months Ended September 30, 2019
Revenue for the third quarter of 2020 increased 1.6% to $4.2 billion, compared with the same quarter in 2019. Revenue for the first nine months of 2020 decreased 7.4% to $11.6 billion, compared with the same period in 2019. The increase in revenue in the third quarter of 2020 compared to the same quarter in 2019 was primarily due to strong growth in our European logistics and North American transportation businesses, partially offset by the continued impact of COVID-19 and the elimination of certain low-margin business. The decrease in revenue in the first nine months of 2020 compared to the same period in 2019 reflects the impact of COVID-19, the curtailment of our direct postal injection business in the first quarter of 2019 and the elimination of certain low-margin business. Additionally, foreign currency movement increased revenue by approximately 1.8 percentage points in the third quarter of 2020. Foreign currency movement had no impact on revenue for the first nine months of 2020.
Cost of transportation and services includes the cost of providing or procuring freight transportation for XPO customers and salaries paid to employee drivers in our truckload and LTL businesses.
Cost of transportation and services for the third quarter of 2020 was $2.0 billion, or 48.3% of revenue, compared with $2.1 billion, or 49.8% of revenue, for the same quarter in 2019. Cost of transportation and services for the first nine months of 2020 was $5.6 billion, or 48.1% of revenue, compared with $6.3 billion, or 50.1% of revenue, for the same period in 2019. The year-over-year reduction as a percentage of revenue in both periods was primarily driven by a higher mix of contract logistics revenue and lower fuel costs. Also impacting the year-over-year decrease as a percentage of revenue for the first nine months of 2020 were lower third-party transportation costs in our transportation segment, partially offset by incremental PPE and other COVID-19-related costs.
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
Direct operating expense for the third quarter of 2020 was $1.5 billion, or 34.6% of revenue, compared with $1.4 billion, or 33.7% of revenue, for the same quarter in 2019. Direct operating expense for the first nine months of 2020 was $4.2 billion, or 36.2% of revenue, compared with $4.2 billion, or 33.8% of revenue, for the same period in 2019. The year-over-year increases as a percentage of revenue were primarily driven by a higher mix of contract logistics revenue, higher facility and payroll costs, and incremental PPE and other COVID-19-related costs. Also impacting the year-over-year increase as a percentage of revenue for the first nine months of 2020 was the significant decline in revenue due to COVID-19, partially offset by lower temporary labor costs. The third quarters of 2020 and 2019 included $29 million and $33 million, respectively, and the first nine months of 2020 and 2019 included $68 million and $73 million, respectively, from gains on sales of property and equipment.
Sales, general and administrative expense (“SG&A”) primarily consists of salaries and commissions for the sales function, salary and benefit costs for executive and certain administration functions, depreciation and amortization expense, professional fees, facility costs, bad debt expense and legal costs.
SG&A for the third quarter of 2020 was $499 million, or 11.8% of revenue, compared with $456 million, or 11.0% of revenue, for the same quarter in 2019. SG&A for the first nine months of 2020 was $1.7 billion, or 14.3% of revenue, compared with $1.4 billion, or 11.2% of revenue, for the same period in 2019. The year-over-year increase as a percentage of revenue in the third quarter of 2020 primarily resulted from higher compensation, self-insurance, COVID-19-related and depreciation expenses, partially offset by lower restructuring costs. The year-over-year increase as a percentage of revenue in the first nine months of 2020 primarily resulted from the significant decline in revenue due to COVID-19, higher compensation and restructuring costs, increased self-insurance and bad debt expenses, and incremental PPE and other COVID-19-related costs. Additionally, SG&A for the first nine months of 2020 included approximately $74 million of expenses related to our exploration of strategic alternatives, including professional service fees and employee retention costs.
Other income primarily consists of pension income. Other income for the third quarter of 2020 was $20 million of income, compared with $11 million of income for the same quarter in 2019. Other income for the first nine months of 2020 was $59 million of income, compared with $41 million of income for the same period in 2019. The year-over-year increases primarily reflect higher net periodic pension income of $7 million in the third quarter of 2020 and $20 million in the first nine months of 2020, compared with the same periods in 2019.
Foreign currency (gain) loss was a loss of under $1 million for the third quarter of 2020, compared with a $5 million gain for the same quarter in 2019. Foreign currency gain in the third quarter of 2019 primarily reflected unrealized gains on foreign currency option and forward contracts. Foreign currency (gain) loss was a $5 million gain for the first nine months of 2020, compared with a $5 million loss for the same period in 2019. Foreign currency gain in the first nine months of 2020 primarily reflected realized gains on foreign currency option and forward contracts and other derivative contracts, including a gain on a terminated net investment hedge. Foreign currency loss in the first nine months of 2019 primarily reflected unrealized losses on foreign currency option and forward contracts. For additional information on our foreign currency option and forward contracts, see Note 5—Derivative Instruments to our Condensed Consolidated Financial Statements.
Debt extinguishment loss was $5 million for the first nine months of 2019 and related to the write-off of debt issuance costs for an unsecured credit facility that was repaid in the first quarter of 2019. There were no debt extinguishment losses in the third quarter of 2019 or in the first nine months of 2020.
Interest expense increased to $86 million for the third quarter of 2020 from $75 million for the third quarter of 2019. Interest expense increased to $240 million for the first nine months of 2020 from $218 million for the first nine months of 2019. The increases in interest expense in both the third quarter and the nine-month period were primarily due to higher average total indebtedness, including the senior notes due 2025 (the “Senior Notes due 2025”) that were issued in the second quarter of 2020, partially offset by lower interest rates in the third quarter and first nine months of 2020.
Our effective income tax rates were 37.6% and 20.0% for the third quarter of 2020 and 2019, respectively, and 12.8% and 22.9% for the first nine months of 2020 and 2019, respectively. The effective tax rates for both the third quarter and nine-month periods of 2020 and 2019 were based on forecasted full-year effective tax rates, adjusted for discrete items that occurred within the periods presented. There were no material discrete items impacting the effective tax rate for the third quarter and first nine months of 2020. The primary item impacting the effective tax rate for the third quarter of 2019 was a discrete tax benefit of $8 million from foreign currency losses recognized. The primary items impacting the effective tax rate for the first nine months of 2019 included discrete tax benefits of $8 million from foreign currency losses recognized and $6 million from changes in reserves for uncertain tax positions. The changes in our effective income tax rate for the third quarter and first nine months of 2020 compared to the same periods in 2019 were primarily driven by contribution- and margin-based taxes, the mix of earnings among jurisdictions and the impact of discrete items in 2019. These drivers caused an increase to our effective tax rate in the third quarter of 2020 and a decrease to our rate for the nine-month period because we generated positive pretax income in the third quarter and a pretax loss for the nine-month period.
The U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted in March 2020 provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. We have applied the provisions of the CARES Act relating to income taxes and realized a $4 million reduction in cash taxes as well as an immaterial income tax benefit on our Condensed Consolidated Statements of Income (Loss) in the first quarter of 2020. Additionally, we are benefiting from the ability to defer the payment of certain payroll taxes that would otherwise be required in 2020. We have not applied for any government loans under the CARES Act or similar laws.
Restructuring Charges
We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure, including actions in response to COVID-19. Restructuring charges were recorded on our Condensed Consolidated Statements of Income (Loss) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Cost of transportation and services	$—	$—	$1	$3
Direct operating expense	—	1	6	1
Sales, general and administrative expense	—	10	46	24
Total	$—	$11	$53	$28
For more information, see Note 4—Restructuring Charges to the Condensed Consolidated Financial Statements. Upon successful completion of the restructuring initiatives recorded in the first nine months of 2020, we expect to achieve annualized pre-tax savings of approximately $100 million by mid-2021. We expect to incur additional restructuring charges during the fourth quarter of fiscal 2020 of approximately $10 million under previously approved restructuring actions. In addition, we may incur incremental restructuring costs in 2020 as we modify and right-size our operations due to the business impacts of COVID-19; however, we are currently unable to reasonably estimate these costs.

Transportation Segment

	Three Months Ended September 30,		Percent of Revenue		Change	Nine Months Ended September 30,		Percent of Revenue		Change
(Dollars in millions)	2020	2019	2020	2019	2020 vs. 2019	2020	2019	2020	2019	2020 vs. 2019
Revenue	$2,675	$2,684	100.0%	100.0%	(0.3)%	$7,261	$8,090	100.0%	100.0%	(10.2)%
Operating income	202	208	7.6%	7.7%	(2.9)%	307	579	4.2%	7.2%	(47.0)%
Total depreciation and amortization	114	110			3.6%	337	334			0.9%
Transportation segment revenue decreased 0.3% to $2.7 billion for the third quarter of 2020, compared with $2.7 billion for the same quarter in 2019. Revenue decreased 10.2% to $7.3 billion for the first nine months of 2020, compared with $8.1 billion for the same period in 2019. The decline in revenue in both the third quarter and the nine-month period of 2020 reflected the impact of COVID-19. Partially offsetting the decline in the third quarter of 2020 was growth in freight brokerage and last mile revenues compared to the same quarter in 2019. The revenue decrease in the first nine months of 2020 also reflected the curtailment of our direct postal injection business in the first quarter of 2019. Additionally, foreign currency movement increased revenue by approximately 1.2 percentage points in the third quarter of 2020. Foreign currency movement had no impact on revenue for the first nine months of 2020.
Transportation segment operating income was $202 million, or 7.6% of revenue, for the third quarter of 2020, compared with operating income of $208 million, or 7.7% of revenue, for the same quarter in 2019. Operating income for the first nine months of 2020 was $307 million, or 4.2% of revenue, compared with $579 million, or 7.2% of revenue, for the same period in 2019. The decrease in operating income in the third quarter of 2020 reflects incremental PPE and other COVID-19 related costs. The decrease in operating income in the first nine months of 2020 was primarily driven by lower revenue, higher facility costs, expenses related to our exploration of strategic alternatives, higher restructuring and bad debt expenses, and incremental PPE and other COVID-19-related costs. These higher costs were partially offset by lower third-party transportation, fuel and personnel costs. Depreciation and amortization expense in the first nine months of 2019 included $6 million related to the impairment of customer relationship intangible assets associated with exiting the direct postal injection business.
Logistics Segment

	Three Months Ended September 30,		Percent of Revenue		Change	Nine Months Ended September 30,		Percent of Revenue		Change
(Dollars in millions)	2020	2019	2020	2019	2020 vs. 2019	2020	2019	2020	2019	2020 vs. 2019
Revenue	$1,580	$1,510	100.0%	100.0%	4.6%	$4,421	$4,530	100.0%	100.0%	(2.4)%
Operating income	77	61	4.9%	4.0%	26.2%	72	168	1.6%	3.7%	(57.1)%
Total depreciation and amortization	76	73			4.1%	225	201			11.9%
Logistics segment revenue increased 4.6% to $1.6 billion for the third quarter of 2020, compared with $1.5 billion for the same quarter in 2019. Revenue decreased 2.4% to $4.4 billion for the first nine months of 2020, compared with $4.5 billion for the same period in 2019. The increase in revenue in the third quarter of 2020 compared to the same quarter in 2019 reflects strong growth in our European business, particularly in the e-commerce and food and beverage sectors. This increase was partially offset by the continued impact of COVID-19 and our elimination of certain low-margin business. The decrease in revenue in the first nine months of 2020 compared to the same period in 2019 reflects the impact of COVID-19, our elimination of certain low-margin business and the downsizing of business by our largest customer in North America. Additionally, foreign currency movement increased revenue by approximately 2.9 percentage points in the third quarter of 2020. Foreign currency movement had no impact on revenue for the first nine months of 2020.
Logistics segment operating income was $77 million, or 4.9% of revenue, for the third quarter of 2020, compared with operating income of $61 million, or 4.0% of revenue, for the same quarter in 2019. Operating income for the first nine months of 2020 was $72 million, or 1.6% of revenue, compared with operating income of $168 million, or

3.7% of revenue, for the same period in 2019. The increase in operating income in the third quarter of 2020 compared to the same quarter in 2019 reflects higher revenue, partially offset by higher personnel and facility costs. The decrease in operating income in the first nine months of 2020 compared to the same period in 2019 was primarily driven by lower revenue, increased depreciation and amortization expense, expenses related to our exploration of strategic alternatives, restructuring expenses and incremental PPE and other COVID-19-related costs, partially offset by lower temporary labor costs. Depreciation and amortization expense was higher in the first nine months of 2020 compared to the prior-year period due to the impact of prior capital investments, new contract startups, and accelerated depreciation due to contract modifications.
Liquidity and Capital Resources
As of September 30, 2020, we had cash and cash equivalents of $2.0 billion. Our principal existing sources of cash are (i) cash generated from operations; (ii) borrowings available under our Second Amended and Restated Revolving Loan Credit Agreement, as amended (the “ABL Facility”) and a Senior Secured Term Loan Credit Agreement; and (iii) proceeds from the issuance of other debt. As of September 30, 2020, we have $884 million available to draw under our ABL Facility, based on a borrowing base of $1.1 billion, outstanding borrowings of $200 million and outstanding letters of credit of $16 million. We also have $150 million available to draw under the Senior Secured Term Loan Credit Agreement.
Managing our balance sheet prudently and maintaining appropriate liquidity are high priorities during the disruption caused by COVID-19. In order to best position us to navigate this uncertain period, we have taken a number of actions to further strengthen our liquidity.
We borrowed a net $200 million in revolving loans under our existing ABL Facility during the nine months ended September 30, 2020. In addition, in early April 2020 we entered into the Senior Secured Term Loan Credit Agreement which allows us to borrow up to $150 million in aggregate principal amount of committed secured term loans and request the issuance of up to $200 million in aggregate face amount of secured letters of credit under an evergreen letter of credit facility. Also in the second quarter of 2020, we completed private placements of $1.15 billion aggregate principal amount of Senior Notes due 2025. The Senior Secured Term Loan Credit Agreement and Senior Notes due 2025 are discussed further below. In June 2020, we amended certain provisions of the ABL Facility to provide additional debt financing flexibility.
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
XPO Logistics Europe SA (“XPO Logistics Europe”), one of our majority-owned subsidiaries, participates in a trade receivables securitization program co-arranged by three European banks (the “Purchasers”). Under the program, a wholly-owned bankruptcy-remote special purpose entity of XPO Logistics Europe sells trade receivables that originate with wholly-owned subsidiaries of XPO Logistics Europe in the United Kingdom and France to unaffiliated entities managed by the Purchasers. The special purpose entity is a variable interest entity and is consolidated by XPO based on our control of the entity’s activities.
We account for transfers under our securitization and factoring arrangements as sales because we sell full title and ownership in the underlying receivables and control of the receivables is considered transferred. For these transfers, the receivables are removed from our Condensed Consolidated Balance Sheets at the date of transfer. In the securitization and factoring arrangements, any continuing involvement with the receivables is limited to servicing the receivables. The fair value of any servicing assets and liabilities is immaterial. Our trade receivables securitization program permits us to borrow, on an unsecured basis, cash collected in a servicing capacity on previously sold receivables, which we report within short-term debt on our Condensed Consolidated Balance Sheets. These borrowings amounted to €43 million ($50 million) as of September 30, 2020. See Note 6—Debt to our Condensed Consolidated Financial Statements for additional information on these borrowings.
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
The maximum amount of net cash proceeds available at any one time under the current securitization program is €400 million (approximately $469 million as of September 30, 2020), and this amount includes any unsecured borrowings related to the program. As of September 30, 2020, €294 million (approximately $345 million) of capacity was utilized under the program and €106 million (approximately $124 million) was available to us. The securitization program expires in July 2022 and contains financial covenants customary for this type of arrangement, including maintaining a defined average days sales outstanding ratio.
Information related to the trade receivables sold was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Securitization programs
Receivables sold in period	$750	$790	$2,039	$1,451
Cash consideration	750	787	2,039	1,316
Deferred purchase price	—	3	—	135

Factoring programs
Receivables sold in period	$112	$196	$575	$615
Cash consideration	112	195	574	612
In addition to the cash considerations referenced above, we received $49 million and $186 million in the three and nine months ended September 30, 2019, respectively, for the realization of cash on the deferred purchase price receivable for our prior securitization program.
Secured Debt
In April 2020, we entered into the Senior Secured Term Loan Credit Agreement, comprised of a $150 million committed secured term loan facility and a $200 million uncommitted secured evergreen letter of credit facility. The term loan facility is available to be drawn upon, subject to customary conditions, in multiple borrowings within nine months of the closing date. Any term loans thereunder will bear interest at a rate equal to London Interbank Offered Rate (“LIBOR”) or base rate, at our election, plus an applicable margin of 3.00% to 4.50%, for LIBOR loans, or 2.00% to 3.50%, for base rate loans, in each case depending upon the time elapsed since the closing date. The term loan facility matures in April 2021.
Letters of credit under the letter of credit facility shall expire within one year of issuance and may contain automatic one-year renewals until the letter of credit facility terminates. As of September 30, 2020, we have issued $199 million in aggregate face amount of letters of credit, and have not drawn on the term loan commitments. The credit agreement governing the term loan and letter of credit facilities contains representations and warranties and affirmative and negative covenants customary for financings of this type as well as customary events of default.

Term Loan Facilities
In March 2019, we entered into an amendment to our senior secured term loan credit agreement and borrowed an additional $500 million of incremental loans under a new tranche of term loans. For more information on these amendments, refer to Note 6—Debt to our Condensed Consolidated Financial Statements.
Senior Notes due 2025
In the second quarter of 2020, we completed private placements of $1.15 billion aggregate principal amount of Senior Notes due 2025. The Senior Notes due 2025 mature on May 1, 2025 and bear interest at a rate of 6.25% per annum. Interest on the notes is paid semi-annually. $850 million of the notes were issued at par, and $300 million of the notes were issued subsequently at 101.75% of face value. Net proceeds from the notes were invested in cash and cash equivalents.
The Senior Notes due 2025 are guaranteed by each of our direct and indirect wholly-owned restricted subsidiaries (other than some excluded subsidiaries) that are obligors under, or guarantee obligations under, our ABL Facility or existing term loan facilities or guarantee certain of our other indebtedness. The Senior Notes due 2025 and the related guarantees are unsecured, unsubordinated indebtedness for us and our guarantors. The Senior Notes due 2025 contain covenants customary for notes of this nature.
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
Borrowings related to Securitization Program
Our trade receivables securitization program permits us to borrow, on an unsecured basis, cash collected in a servicing capacity on previously sold receivables. These borrowings, which amounted to $50 million as of September 30, 2020, are owed to the program’s Purchasers and are included in short-term debt until they are repaid in the following month’s settlement. There were no borrowings related to the program at December 31, 2019. The securitization program expires in July 2022 and contains financial covenants customary for this type of arrangement, including maintaining a defined average days sales outstanding ratio. For additional information on the securitization program, see Note 1—Organization, Description of Business and Basis of Presentation to our Condensed Consolidated Financial Statements.
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

Information regarding our shares repurchased, based on settlement date, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2020	2019	2020	2019
Shares purchased and retired	—	—	2	25
Aggregate value	$—	$—	$114	$1,347
Average price per share	$—	$—	$66.58	$53.41
Remaining authorization	$503	$617	$503	$617
Loan Covenants and Compliance
As of September 30, 2020, we were in compliance with the covenants and other provisions of our debt agreements. Any failure to comply with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
Sources and Uses of Cash

	Nine Months Ended September 30,
(In millions)	2020	2019
Net cash provided by operating activities	$692	$442
Net cash used in investing activities	(224)	(35)
Net cash provided by (used in) financing activities	1,182	(479)
Effect of exchange rates on cash, cash equivalents and restricted cash	(2)	(7)
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,648	$(79)
During the nine months ended September 30, 2020, we: (i) generated cash from operating activities of $692 million; (ii) generated proceeds from sales of property and equipment (primarily real estate) of $148 million; and (iii) received net proceeds of $1.4 billion from our issuances of debt and short-term borrowings. We used cash during this period primarily to: (i) purchase property and equipment of $377 million; (ii) repurchase common stock of $114 million; and (iii) make payments on debt and finance leases of $65 million.
During the nine months ended September 30, 2019, we: (i) generated cash from operating activities of $442 million; (ii) generated proceeds from sales of property and equipment of $192 million; (iii) collected $186 million on a deferred purchase price receivable, and (iv) received proceeds of $1.8 billion from our issuances of long-term debt. We used cash during this period primarily to: (i) purchase property and equipment of $413 million, (ii) repurchase common stock of $1.3 billion, and (iii) make payments on long-term debt and capital leases of $850 million.
Cash flows from operating activities for the nine months ended September 30, 2020 increased by $250 million, compared with the same period in 2019. The increase reflects the impact of lower cash usage of $567 million from operating assets and liabilities, partially offset by $317 million of lower cash-related net income for the nine months ended September 30, 2020, compared with the same period in 2019. Cash-related net income represents total cash flows from operating activities less changes in assets and liabilities on the Condensed Consolidated Statements of Cash Flows. The largest components of cash-related net income are generally Net income (loss) plus Depreciation, amortization and net lease activity. Within operating assets and liabilities, accrued expenses and other liabilities was a significant source of cash for the nine months ended September 30, 2020 as compared to a use of cash in the prior period. This fluctuation reflects the deferral of certain tax payments and an increase in compensation, insurance and severance accruals.
Investing activities used $224 million and $35 million of cash in the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020, we used $377 million of cash to purchase property and equipment and received $148 million from sales of property and equipment. During the nine months ended September 30, 2019, we used $413 million of cash to purchase property and equipment, received $192 million from sales of property and equipment and received proceeds of $186 million related to the realization of cash on deferred purchase price receivable.

Financing activities provided $1.2 billion of cash in the nine months ended September 30, 2020 and used $479 million of cash in the nine months ended September 30, 2019. The primary sources of cash from financing activities during the nine months ended September 30, 2020 were: (i) $1.1 billion of net proceeds from the issuance of Senior Notes due 2025; (ii) $200 million of proceeds from borrowings on our ABL Facility, net of payments; and (iii) $48 million from borrowings related to our securitization program. The primary uses of cash from financing activities during the first nine months of 2020 were $114 million used to purchase XPO common stock, and $65 million used to repay debt and finance leases. By comparison, the primary uses of cash during the nine months ended September 30, 2019 were the $1.3 billion repurchase of XPO common stock and $850 million used to repay debt and finance leases. The primary sources of cash from financing activities during the nine months ended September 30, 2019 were $1.7 billion of net proceeds from the issuance of long-term debt, consisting of the incremental term loans, Senior Notes due 2024 and borrowings under an unsecured credit facility that terminated in February 2019.
Contractual Obligations
As described in more detail above, we received proceeds of approximately $1.15 billion from our issuance of Senior Notes due 2025 in the second quarter of 2020. Additional interest payments related to this debt of approximately $36 million are due in the fourth quarter of 2020, and additional annual interest payments of approximately $72 million are due in 2021 through 2024 and $36 million in 2025. During the nine months ended September 30, 2020, there were no other material changes to our December 31, 2019 contractual obligations. We anticipate net capital expenditures will be approximately $100 million to $120 million in the fourth quarter of 2020 and $330 million to $350 million for full-year 2020, which reflects a decrease of approximately $160 million from the estimate provided in our 2019 Form 10-K, primarily due to the impact of COVID-19, as discussed previously.
New Accounting Standards
Information related to new accounting standards is included in Note 1—Organization, Description of Business and Basis of Presentation to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and commodity risk. Other than the broad effects on economic conditions as a result of the COVID-19 pandemic, there have been no material changes to our quantitative and qualitative disclosures about market risk during the nine months ended September 30, 2020, as compared with the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the year ended December 31, 2019.
Item 4. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended as of September 30, 2020. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of September 30, 2020 were effective as of such time such that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries; and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information
Item 1. Legal Proceedings.
Intermodal Drayage Classification Claims
Certain of our intermodal drayage subsidiaries are defendants in several multi-plaintiff and class action litigations brought by independent contract carriers in California who contracted with these subsidiaries. In these cases, the contract carriers, and in some instances the contract carriers’ employees, assert that they should be classified as employees, rather than independent contractors. The particular claims asserted vary from case to case but generally include claims for unpaid wages, unpaid overtime, unpaid wages for missed meal and rest periods, reimbursement of certain of the contract carriers’ business expenses, and Labor Code penalties under California’s Private Attorneys General Act. In two cases in which a federal district court in Los Angeles has certified classes, we are contesting the certification rulings. We are unable at this time to estimate the amount of the possible loss or range of loss, if any, that we may incur as a result of these claims given, among other reasons, that the range of potential loss could be impacted substantially by future rulings by the courts involved, including on the merits of the claims.
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
Shareholder Litigation
On December 14, 2018, a putative class action captioned Labul v. XPO Logistics, Inc. et al., was filed in the U.S. District Court for the District of Connecticut against us and some of our current and former executives, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, and Section 20(a) of the Exchange Act, based on alleged material misstatements and omissions in our public filings with the U.S. Securities and Exchange Commission. On June 3, 2019, lead plaintiffs Local 817 IBT Pension Fund, Local 272 Labor-Management Pension Fund, and Local 282 Pension Trust Fund and Local 282 Welfare Trust Fund (together, the “Pension Funds”) filed a consolidated class action complaint. Defendants moved to dismiss the consolidated class action complaint on August 2, 2019. On November 4, 2019, the court dismissed the consolidated class action complaint without prejudice to the filing of an amended complaint. The Pension Funds, on January 3, 2020, filed a first amended consolidated class action complaint against us and a current executive. Defendants moved to dismiss the first amended consolidated class action complaint on March 3, 2020. Briefing on defendants’ motion was completed on June 18, 2020, and the Court heard oral argument on June 30, 2020. The Court has not yet issued a decision on defendants’ motion to dismiss.
Also, on May 13, 2019, Adriana Jez filed a purported shareholder derivative action captioned Jez v. Jacobs, et al., (“Jez complaint”) in the U.S. District Court for the District of Delaware, alleging breaches of fiduciary duty, unjust enrichment, waste of corporate assets, and violations of the Exchange Act against some of our current and former directors and officers, with the company as a nominal defendant. The Jez complaint was later consolidated with similar derivative complaints filed by purported shareholders Erin Candler and Kevin Rose under the caption In re XPO Logistics, Inc. Derivative Litigation. On December 12, 2019, the court ordered plaintiffs to designate an operative complaint or file an amended complaint within 45 days. On January 27, 2020, plaintiffs designated the Jez complaint as the operative complaint in the consolidated cases. Defendants moved to dismiss the operative complaint on February 26, 2020. Rather than file a brief in opposition, on March 27, 2020, plaintiffs moved for leave to file a further amended complaint and to stay briefing on defendants’ motions to dismiss. The Court granted plaintiffs’ motion on July 6, 2020. Defendants have not yet answered or moved against the operative complaint.

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
For example, customer demand for our services in many parts of our business has been materially and negatively impacted by the mandated closure of our customers’ operations or points of sale, while customer demand for our services in other parts of our business has increased as consumers stockpile goods or switch to e-commerce platforms to make purchases. We experienced declines in demand for our services that began in the first quarter, had a substantial impact in the second quarter, and abated throughout the third quarter. Impacts on our business generally began a few weeks earlier in Europe than in the U.S., but have meaningfully affected our year-to-date results in both regions.
We have incurred additional costs to ensure we meet the needs of our customers and employees, including costs for PPE, site closures and cleaning, and enhanced employee benefits such as additional paid leave and health benefits (including pandemic paid sick leave). We expect to continue to incur additional costs, which may be significant, as we implement operational changes in response to the pandemic.
Further, our management is focused on mitigating the effects of COVID-19 on our business operations while protecting the health of our employees, which has required and will continue to require, a large investment of time and resources across our enterprise. In addition, we reduced our capital expenditures this year substantially from the level at which we have invested in our business in prior years.
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
The effect of the COVID-19 pandemic may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 outbreak has subsided. The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that we are not able to predict, including: the severity and duration of the outbreak; governmental, business and other actions (which could include limitations on our operations, mandates to provide services in a specified manner or specified liability for workplace infections); the promotion of social distancing and the adoption of shelter-in-place orders affecting our ability to provide our services; the impact of the pandemic on economic activity; the extent and duration of the effect on consumer confidence and spending, customer demand and buying patterns; the health of and the effect on our workforce and our ability to meet staffing needs, particularly if members of our workforce are quarantined as a result of exposure; any impairment in value of our tangible or intangible assets which could be recorded as a result of weaker economic conditions; and the potential effects on our internal controls including those over financial reporting as a result of changes in working environments such as shelter-in-place and similar orders that are applicable to our employees and business partners, among others. Further, provisions for bad debt expense may increase given the financial difficulty faced by our business partners, which could, among other things, impact our ability to borrow under our trade receivables securitization program and/or our revolving credit facility. In addition, if the pandemic continues to create disruptions or turmoil in the credit or financial markets, or impacts our credit ratings, it could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted.
There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. Due to the unprecedented and evolving nature of the COVID-19 pandemic, it remains very difficult to predict the extent of the impact on our industry generally and our business in particular. Furthermore, the extent and pace of a recovery remains uncertain and may differ significantly among the countries in which we operate. We anticipate that our results of operations will continue to be impacted by this pandemic in the fourth quarter of 2020, and the pandemic could have a material impact on our results of operations and heighten many of our known risks described in this Form 10-Q and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019, which is incorporated by reference herein.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description

10.1 +
Employment Agreement, effective as of July 31, 2020, between the registrant and Bradley S. Jacobs (incorporated herein by reference to Exhibit 10.5 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2020 filed with the SEC on August 3, 2020).

10.2 +
Employment Agreement, effective as of July 31, 2020, between the registrant and Troy A. Cooper (incorporated herein by reference to Exhibit 10.6 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2020 filed with the SEC on August 3, 2020).

10.3 +
Employment Agreement, effective as of July 31, 2020, between the registrant and Mario A. Harik (incorporated herein by reference to Exhibit 10.7 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2020 filed with the SEC on August 3, 2020).

31.1 *
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020.

31.2 *
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020.

32.1 **
Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020.

32.2 **
Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020.

Exhibit Number	Description

101.INS *	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH *	XBRL Taxonomy Extension Schema.

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF *	XBRL Taxonomy Extension Definition Linkbase.

101.LAB *	XBRL Taxonomy Extension Label Linkbase.

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase.

104 *	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+	This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XPO LOGISTICS, INC.

By:	/s/ Brad Jacobs
Brad Jacobs
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Wyshner
David Wyshner
Chief Financial Officer
(Principal Financial Officer)
Date: November 6, 2020