Form 10-K
period 2020-12-31
XPO Logistics, Inc.
filed 2021-02-12
CIK 1166003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-K
_______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Registrant’s telephone number, including area code (855) 976-6951
_______________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	XPO	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
_______________________________________________________
(Title of class)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $7.0 billion as of June 30, 2020, based upon the closing price of the common stock on that date.
As of February 5, 2021, there were 102,203,908 shares of the registrant’s common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2021 Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement is not deemed to be filed as part hereof.

XPO LOGISTICS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2020

PART I
Cautionary Statement Regarding Forward-Looking Statements
This Annual Report on Form 10-K and other written reports and oral statements we make from time to time contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. In some cases, forward-looking statements can be identified by the use of forward-looking terms such as “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target,” “trajectory” or the negative of these terms or other comparable terms. However, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to a material difference include those discussed below and the risks discussed in the Company’s other filings with the Securities and Exchange Commission (the “SEC”). All forward-looking statements set forth in this Annual Report are qualified by these cautionary statements and there can be no assurance that the results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The following discussion should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes thereto included elsewhere in this Annual Report. Forward-looking statements set forth in this Annual Report speak only as of the date hereof, and we do not undertake any obligation to update forward-looking statements to reflect subsequent events or circumstances, changes in expectations or the occurrence of unanticipated events, except as required by law.
ITEM 1.    BUSINESS
Company Overview
XPO Logistics, Inc., together with its subsidiaries (“XPO” or “we”), provides cutting-edge supply chain solutions to the most successful companies in the world. The company is the second largest contract logistics provider and the second largest freight broker globally, and a top three less-than-truckload provider in North America. XPO was incorporated as a Delaware corporation in May 2000.
As of December 31, 2020, we had approximately 102,000 employees and 1,523 locations in 30 countries, with substantially all of our services operating under the single brand of XPO Logistics. In January 2021, we acquired the majority of the logistics operations of Kuehne + Nagel in the U.K. and Ireland, which increased our location count to 1,629 and our number of employees to approximately 108,000. We use our highly integrated network to help more than 50,000 customers operate their supply chains most efficiently.
We have two reporting segments, Transportation and Logistics, each with robust service offerings, leadership positions and growth prospects. In 2020, approximately 62% of our revenue came from Transportation, and the remaining 38% came from Logistics. Within each segment, we are positioned to capitalize on fast-growing areas of demand.
We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it affects our employees, customers and business partners. See “Impacts of COVID-19” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Planned Spin-off of the Logistics Segment
In December 2020, we announced that our Board of Directors unanimously approved a plan to pursue a spin-off of 100% of our Logistics segment as a separate publicly traded company. The spin-off, which we intend to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes to XPO shareholders, would result in XPO shareholders owning stock in both companies. If completed, the spin-off will result in separate public companies with clearly delineated service offerings. XPO will be a global provider of primarily less-than-truckload (“LTL”) transportation and truck brokerage services, and the spun-off company will be the second largest contract logistics provider in the world. Both companies’ stocks are expected to trade on the New York Stock Exchange, and we plan to consider a dual listing on the London Stock Exchange for the spun-off company in due course.
The transaction is currently expected to be completed in the second half of 2021, subject to various conditions. There can be no assurance that the spin-off will occur or, if it does occur, of its terms or timing. See “Risk Factors” in Item 1A below for further information.
Transportation Segment Overview
Our Transportation segment primarily provides LTL and truck brokerage services in North America and Europe. Our largest service offering within the Transportation segment is LTL, which contributed 43% of 2020 segment revenue. We are a top three provider of LTL services in North America, and we have one of the largest LTL networks in Western Europe.
Our other primary service offering within the Transportation segment is truck brokerage. We are the second largest brokerage provider globally and the third largest brokerage provider in North America. As of December 31, 2020, we had truck brokerage relationships with approximately 75,000 independent carriers representing over 1,000,000 trucks. The results of our truck brokerage operations are included as part of our freight brokerage services, which include additional, asset-light services for expedite, intermodal and drayage.
For more information about our Transportation segment offerings, refer to the “Transportation Services” section below.
Logistics Segment Overview
Our Logistics segment, which we sometimes refer to as supply chain, provides order fulfillment and other distribution services differentiated by our ability to deliver technology-enabled, customized solutions. Our logistics customers include many preeminent companies that benefit from our scale, digital capabilities, expertise and range of solutions. Many of these customers have long-tenured relationships with us, and frequently expand the scope and scale of the services we provide to them.
XPO is the second largest provider of contract logistics globally, with the largest outsourced e-commerce fulfillment platform in Europe, and a major platform for e-fulfillment in North America. As of December 31, 2020, we operated 205 million square feet (19 million square meters) of logistics warehouse space worldwide. Approximately 101 million square feet (9 million square meters) was located in North America; 96 million square feet (9 million square meters) was located in Europe; and 8 million square feet (1 million square meters) was located in Asia. Our January 2021 acquisition of Kuehne + Nagel logistics sites in the U.K. and Ireland increased our global facility space to 212 million square feet (20 million square meters).
Our Logistics segment benefits from deep roots in the e-commerce sector, which continues to show strong, secular growth. Many of our e-commerce facilities also manage merchandise returns, also known as reverse logistics. Before COVID-19, e-commerce was already growing globally at a double-digit rate, and that growth has accelerated as more consumers opt to purchase goods online. This level of growth makes it difficult for many companies to handle fulfillment and returns in-house while providing high levels of service. We provide solutions for pure-play e-commerce companies, omnichannel retailers and manufacturers with aftermarket distribution channels, including the merchandise returns that have become a significant byproduct of order fulfillment.
For more information about our Logistics segment offering, refer to the “Logistics Services” section below.

Operating Philosophy
We believe that our rapid pace of innovation differentiates our services, enables us to better utilize our assets and makes the most of the talent within our organization. Our proprietary technology strengthens our relationships with customers by addressing their immediate supply chain needs and anticipating future needs. Technology allows us to be a true partner to our customers by helping them meet their objectives for efficiency, safety, customer service and growth.
When developing our technology, we concentrate our efforts in four areas that can create value for our shareholders by serving our customers most efficiently: our digital freight marketplace, automation and intelligent machines, dynamic data science, and visibility and customer service, specifically in the e-commerce supply chain. See the “Transportation Services,” “Logistics Services” and “Technology and Intellectual Property” sections below for more information about our technology.
Environmental sustainability is a significant priority for us. In the U.S., XPO has been named a Top 75 Green Supply Chain Partner by Inbound Logistics for five consecutive years. In France, we have renewed our commitment to the CO2 Charter for another three years. In Spain, all of our sites meet Leadership in Energy and Environmental Design (“LEED”) energy certification standards for 100% consumption of renewable energy. In the U.K., the Digital Distribution Warehouse of the Future we created with Nestlé became a reality in 2020, operating with environmentally friendly ammonia refrigeration systems, energy-saving lighting, air-source heat pumps for administration areas and rainwater harvesting.
In our Logistics segment, a number of our warehouse facilities are ISO 14001-certified, which ensures environmental and other regulatory compliances. We monitor fuel emissions from forklifts, with protocols in place to take immediate corrective action if needed. Our packaging engineers ensure that the optimal carton size is used for each product slated for distribution, and when feasible, we purchase recycled packaging. As a byproduct of managing returned merchandise, we recycle millions of electronic components and batteries each year.
In our Transportation segment, we have made substantial investments in fuel-efficient Freightliner Cascadia tractors in North America; these use Environmental Protection Agency (“EPA”) 2013-compliant and Greenhouse Gas 2014-compliant Selective Catalytic Reduction technology. Our North American LTL locations have energy-saving policies in place and are implementing a phased upgrade to LED lighting.
Our modern road fleet in Europe is 98% compliant with Euro V, EEV and Euro VI standards. We also own a large fleet of natural gas trucks operating in France, the U.K., Spain and Portugal, and in 2020 we invested in 80 new tractors that use liquified natural gas (“LNG”). This increased our alternative-fuel road fleet in France to more than 250 LNG vehicles. In Spain, we own government-approved mega-trucks to transport freight with fewer trips, and our last mile operations in Europe use electric vehicles for deliveries in certain urban areas, reducing those emissions to zero.
Transportation Services
Less-Than-Truckload (LTL)
Our LTL operations in North America are asset-based. We provide customers with geographic density and day-definite regional, inter-regional and transcontinental LTL freight services with one of the industry’s largest national networks of tractors, trailers, professional drivers and terminals. This includes cross-border U.S. service to and from Mexico and Canada, as well as intra-Canada service.
In 2020, our LTL operations in North America offered more than 75,000 next-day and two-day lanes and had over 20,000 customers. Our customers value our scale and capacity and our network of 290 LTL terminals in the U.S. and Canada. We also have one of the largest, most modern and most safety-equipped LTL fleets in our industry. Our North American fleet contains approximately 7,800 tractors and 25,000 trailers, operated by approximately 12,000 employee drivers.

In Europe, our LTL offering utilizes a blend of operations that includes asset-based (XPO fleet) and asset-light (contracted carriers), supported by a network of terminals. We provide LTL services domestically in France, the U.K., Spain and Portugal, and we offer multinational LTL distribution throughout Europe.
Our linehaul network is how we move LTL freight across the country. We use intelligent route-building to increase fleet utilization, optimize load factor and limit cargo damage. To improve pickup-and-delivery performance, we developed routing and visualization tools that help our dispatchers leverage route density and reduce cost per stop. To optimize pricing, we use elasticity models to adjust for current lane conditions. In addition, we use our XPO Smart™ labor management technology in our yard and dock operations to enhance productivity. For more information, see the “Technology and Intellectual Property” section below.
While each application of our technology delivers its own benefits, we also expect a strong synergistic effect on our LTL business as a whole. For example, when we optimize truck routes, this benefits asset utilization, driver utilization, customer service and yield, and should reduce our carbon footprint.
Truck Brokerage
Our truck brokerage operations are non-asset-based — we place shippers’ freight with qualified carriers, primarily trucking companies. Truck brokerage services are priced on either a spot market or contract basis for shippers. Customers offer loads to us via electronic data interchange (“EDI”), email, telephone and our XPO Connect™ platform on a daily basis; we collect payments from our customers and pay carriers for transporting the loads.
Our truck brokerage capabilities are differentiated by scale, expertise and the critical advantages of our propriety technology. As of December 31, 2020, we had approximately 75,000 independent carriers in our global brokerage network, giving us access to more than a million trucks. Our operating model enables us to reduce our costs when demand is soft and flex our resources to find trucks as demand returns.
In the U.S., truck brokers have steadily penetrated the broader for-hire trucking industry over time, in part because of the reliable access to capacity brokers can provide and, more recently, digital access to truck capacity. Our platform has become one of the most rapidly adopted technologies in the brokerage industry. The marketplace dynamics, together with the vast potential of future applications, establish XPO Connect™ as a significant differentiator of our brokerage offering. For more information, see the “Technology and Intellectual Property” section below.
In addition to truck brokerage, our freight brokerage services include intermodal and drayage operations that provide customers with container capacity, long-haul transportation brokered with railroads, road transportation of containers performed by independent contractors, and on-site operational services. We utilize containers and chassis we lease or own, together with access to supplemental equipment capacity, to meet our customers’ intermodal requirements.
Our Transportation segment also includes an asset-light last mile logistics service for the home delivery of heavy goods — a sector that benefits from the rapid growth of e-commerce and omnichannel retail. XPO is the largest provider of last mile logistics for heavy goods in North America, with a growing last mile presence in Europe.
Additionally, we may assist customers with ancillary services, such as urgent shipping, or freight forwarding, or customers may outsource the management of their freight transportation to us. As of December 31, 2020, we had approximately 10,000 independent contractors under contract to provide ancillary services to our customers.
Logistics Services
Our Logistics segment provides a wide range of services differentiated by our technology, including high-value-add warehousing and distribution, order fulfillment and personalization, cold-chain logistics, packaging and labeling, aftermarket support, inventory management and supply chain optimization.
Our logistics customers primarily operate in industries with high-growth outsourcing opportunities, including e-commerce and retail, food and beverage, consumer packaged goods, technology, aerospace, telecommunications, industrial and manufacturing, chemicals, agribusiness, life sciences and healthcare. These are all verticals where we have significant expertise and we understand the specific requirements, such as special handling, complex stock-keeping, time-assured deliveries and surge management.
One of the most highly valued services across multiple customer verticals is reverse logistics. Depending on the merchandise being returned, this fast-growing area of logistics can include inspection, testing, repackaging, refurbishment, resale or product disposal, as well as refunding and warranty management. Reverse logistics services are mission-critical for companies with consumer end-markets, as shoppers are increasingly “test-driving” the merchandise they buy online.
Logistics processes are ripe for transformation through technology. Order fulfillment times are compressing, most notably in the direct-to-consumer space. The most cost-effective way to meet the majority of customer expectations is through advanced automation and intelligent machines — robots and cobots (collaborative robots), automated sortation systems, automated guided vehicles (“AGVs”) and goods-to-person systems. In 2019, we integrated collaborative robotics and goods-to-person systems in a number of our warehouses to support our employees and improve efficiency; this integration substantially increased throughput in 2020.
Additionally, we have developed analytics that predict future surges in demand based on data histories and forecasted customer spend. About 15% to 35% of consumer goods bought online are returned, based on the product category, and this creates reverse peaks at certain times of year. We have been able to shave several days off the reverse process through automation, which accelerates a customer’s ability to return goods to retail for sale.
In addition to our investments in automation and analytics, we have differentiated XPO from other logistics providers through our ability to create a synchronized warehouse environment across automation solutions. Our proprietary warehouse management platform integrates robotics and other advanced automation into our operations with rigorous control, even when complex, third-party software is involved.
Our XPO Smart™ labor management tools help us offset the higher cost of labor in our facilities by making the optimal use of workforce hours. As logistics volumes pick up, our site managers are able make rapid adjustments to labor levels in real time. XPO Smart™ self-adjusts site by site to drive productivity across our logistics network. For more information, see the “Technology and Intellectual Property” section below.
Other technologies that differentiate our logistics offering are our proprietary warehouse module for order management, which gives customers deep visibility into fulfillment flows, and our analytics dashboard, which gives customers valuable business intelligence to manage their supply chains. Our connection management software module facilitates integration with SAP, Oracle and other external systems, enabling our customers to get the most benefit from our technology in areas such as visibility, demand planning and continuous improvement.
XPO Direct™
XPO Direct™ is our shared-space distribution network for B2C and B2B customers in North America. This unique solution gives retailers and manufacturers a way to manage fulfillment using our scale, capacity and innovation without the need to add high-fixed-cost distribution centers. XPO Direct™ gives customers the flexibility to reposition inventory within one-day and two-day ground delivery range of approximately 99% of the U.S. population as demand patterns change, and in close proximity to retail stores for inventory replenishment. This responds directly to increasing demand for shorter fulfillment times.
XPO Direct™ capitalizes on the strengths of our Transportation and Logistics segments in combination. Our technology links our facilities, which serve as strategically located stockholding sites and cross-docks that can be utilized by multiple customers at the same time. Transportation needs are supported by our brokered, contracted and owned capacity.
Our Strategy
Our strategy is to help customers manage their goods most efficiently throughout their supply chains, using our network of people, technology and physical assets. We deliver value to customers in the form of technological innovations, process efficiencies, cost efficiencies and reliable outcomes. Our services are both highly responsive to customer goals, such as mitigating environmental impacts over time, and proactive in identifying potential improvements. Most important, we have instilled a culture that focuses our efforts on delivering mutually beneficial results for our customers and our company.
As part of our strategy, we have positioned XPO to capitalize on secular trends in demand, such as the rapid growth of e-commerce and the heightened customer interest in outsourcing.
Management’s growth and optimization strategy for the Transportation segment is to:
•Market our solutions and vertical expertise to new and existing customers of all sizes;
•Leverage the advantages of our proprietary XPO Connect™ digital marketplace, which synthesizes the shipper, carrier and consumer experiences using automation and real-time visibility;
•Recruit and retain quality drivers for our fleets, and best utilize our driver and equipment capacities;
•Attract and retain quality independent contracted carriers and independent brokered carriers for our transportation network;
•Recruit and retain talented sales and customer service representatives and continuously improve their productivity with state-of-the-art training and technology; and
•Integrate industry best practices into our operations, with a focus on automation and analytics that drive productivity and share gains.
Management’s growth and optimization strategy for the Logistics segment is to:
•Develop additional business in verticals where we already have deep expertise, enduring customer relationships and a strong track record of successful performance;
•Capture more share of wallet with existing customers who could use our logistics solutions for more of their supply chain needs;
•Market the advantages of our proprietary technology for warehouse operations, which we use to manage advanced automation, robotics, labor productivity, safety and changes in demand in complex logistics environments;
•Partner with our customers in meeting their goals for supply chain performance, growth management and stakeholder satisfaction, and help them overcome challenges specific to their business; and
•Integrate industry best practices into our operations, with a focus on automation and analytics that drive productivity and share gains.
Technology and Intellectual Property
One of the ways in which we strengthen our relationships with customers is by empowering our employees to deliver superior service through our technology. Our industry is evolving, and customers want to de-risk their supply chains through robust visibility and digitization. We are already well-positioned to provide this value to customers, because we prioritized visibility, control and automation early in the development of our proprietary technology.
We have built a highly scalable platform on the cloud that speeds the deployment of new ways to increase efficiency, control costs and leverage our footprint. We can deploy innovations across multiple geographies in a relatively short time, and also take an innovation developed for one of our services and apply it to other services to differentiate the value we offer. This agility gives our larger accounts an added incentive to use us for multiple solutions.
We believe that our investment in technology is among the highest in our industry at an annual average of approximately $500 million. The most significant impacts of our technology to date are in these areas:

XPO Smart™ is our proprietary suite of intelligent tools and analytics that self-adjusts site by site to drive productivity across our operations. It incorporates dynamic data science, predictive analytics and machine learning to aid our managers in decision-making. We use XPO Smart™ to improve our labor and inventory management in a safe, disciplined and cost-effective manner.
XPO Smart™ was implemented in 85% of our warehouses in North America and 50% of our warehouses in Europe as of December 31, 2020. Additional roll-outs are underway and we expect to see a significant increase in productivity as we fully utilize the tools in our operations going forward.
Intelligent warehouse automation is a priority for our Logistics segment. This includes autonomous robots and collaborative robots, automated sortation systems, automated guided vehicles, goods-to-person systems and wearable smart devices. We integrate these technologies into our operations and control them in-house with our proprietary warehouse management system. Advanced automation, robotics and autonomous goods-to-person systems are particularly effective in delivering critical improvements in speed, accuracy and productivity. Importantly, automation also enhances worker safety and the overall quality of employment.
For Nestlé, the world’s largest food and beverage company, we co-developed a fully automated Digital Distribution Warehouse of the Future in the U.K., which we opened in mid-2020. This distribution center has the capacity to process more than a million pallets per year — the highest throughput of any facility in Nestlé’s global network. Our European innovation lab is based on the premises, where it functions as both a think tank and a launch pad with the ability to test new technologies under real-life operating conditions.
XPO Connect™ is our proprietary digital freight marketplace; it encompasses our core Freight Optimizer system, shipper interface, pricing engine, carrier interface and our carrier mobile app, called Drive XPO™. This fully automated, self-learning digital platform gives us a scalable framework to continually improve our service, capture share and reduce costs.
XPO Connect™ connects shippers with freight carriers, both virtually and through our transportation operations. We give shippers access to our transportation network and market data, while carriers transact to secure loads through the mobile app. As of December 31, 2020, globally, we had more than 70,000 truck carriers registered for XPO Connect™ and over 300,000 truck driver downloads of the app.
In LTL, our technology focuses on optimizing the main components of the service we provide: linehaul, pickup-and-delivery and pricing. Our North American LTL linehaul network moved freight approximately 2.3 million miles a day on average in 2020, with approximately 15% of that volume traveling direct.
With intelligent route-building, we can reduce empty miles in our linehaul network, improve load factor and mitigate cargo damage. Our proprietary bypass models assimilate massive amounts of data to arrive at recommendations based on volume and density, taking freight dimensions into account to identify gaps in trailer utilization. Other areas of LTL that are ripe for optimization through our technology include pickup-and-delivery routing, pricing management, trailer utilization, exception management and dock productivity.
In September 2020, we extended our partnership with the Massachusetts Institute of Technology (“MIT”) Industrial Liaison Program. We are the first global logistics company to collaborate with MIT’s world-class research capabilities to advance supply chain innovation. This is an opportunity to realize new levels of productivity for our customers, and at the same time, we have the opportunity to provide input into future applications of robotics, machine learning and systems engineering.
Customers and Markets
We provide services to more than 50,000 customers, ranging in size from small, entrepreneurial organizations to Fortune 500 companies and global leaders. The diversification of our customer base minimizes concentration risk: in 2020, our top five customers combined accounted for approximately 8% of our revenue, with our largest customer accounting for approximately 2% of revenue.

Our markets are also highly diversified. The customers we serve span every major industry and touch every part of the economy. Our revenue derives from a mix of key verticals, such as retail and e-commerce, food and beverage, consumer packaged goods, technology and industrial.
Our Transportation and Logistics segments market to domestic and international customers and primarily perform their services in North America and Europe. For the full year 2020, approximately 58% of our total revenue was generated in the U.S., 15% in Europe (excluding France and the U.K.), 13% in the U.K. and 11% in France.
Competition
Transportation and logistics are highly fragmented marketplaces with thousands of companies competing domestically and internationally. XPO competes on quality of service, reliability, scope and scale of operations, technological capabilities, expertise and price.
Our competitors include local, regional, national and international companies that offer the same services we provide; some have larger customer bases, significantly more resources and more experience than we have. In logistics, some of our competitors include Clipper Logistics, Kuehne + Nagel and DSV. In transportation, some of our competitors include Old Dominion Freight Line, Saia, FedEx and C.H. Robinson. Additionally, some of our customers have sufficient internal resources to perform the services we offer. Due to the competitive nature of our marketplaces, we strive daily to strengthen existing business relationships and forge new relationships.
The health of the transportation and logistics industries will continue to be a function of domestic and global economic growth. However, we believe that we have positioned XPO in fast-growing sectors to benefit from secular trends, such as the demand for e-commerce, omnichannel retail and supply chain outsourcing.
Regulation
Our operations are regulated and licensed by various governmental agencies in the U.S. and in other countries where we conduct business. These regulations impact us directly and also indirectly when they regulate third-party providers we arrange and/or contract with to transport freight for our customers.
Regulations Affecting Motor Carriers, Owner-Operators and Transportation Brokers. In the U.S., our subsidiaries that operate as motor carriers, freight forwarders, and freight transportation brokers are licensed by the Federal Motor Carrier Safety Administration (“FMCSA”) of the U.S. Department of Transportation (“DOT”). Our motor carrier subsidiaries and the third-party motor carriers we contract with in the U.S. must comply with the safety and fitness regulations of the DOT, including those related to, without limitation, controlled substances and alcohol, hours-of-service compliance, vehicle maintenance, hazardous materials compliance, driver fitness, unsafe driving, and minimum insurance requirements, as well as the Compliance Safety Accountability (“CSA”) program, which uses a Safety Measurement System (“SMS”) to rank motor carriers on seven categories of safety-related data, known as Behavioral Analysis and Safety Improvement Categories (“BASICs”).
Other federal agencies, such as the U.S. EPA, the U.S. Food and Drug Administration (“FDA”), the California Air Resources Board (“CARB”) and the U.S. Department of Homeland Security (“DHS”), also regulate our equipment, operations, cargo and independent contractor drivers. We are also subject to a variety of vehicle registration and licensing requirements in certain states and local jurisdictions where we operate, as are the third-party carriers with which we contract. In foreign jurisdictions where we operate, our operations are regulated by the appropriate governmental authorities. We may become subject to new or more restrictive regulations relating to emissions, drivers’ hours-of-service, independent contractor eligibility requirements, onboard reporting of operations, air cargo security and other matters affecting safety or operating methods.
Regulations Affecting our Subsidiaries Providing Ocean and Air Transportation. One of our subsidiaries, XPO Customs Clearance Solutions, LLC (“XCCS”), is licensed as a U.S. Customs broker by the U.S. Customs and Border Protection (the “CBP”) of the DHS in each U.S. district where it performs services. All U.S. Customs brokers are required to maintain prescribed records and are subject to periodic audits by the CBP. In non-U.S. jurisdictions where we perform customs brokerage services, our operations are licensed, where necessary, by the appropriate governmental authorities.

Our subsidiaries that offer expedited air charter transportation are subject to regulation by the Transportation Security Administration (“TSA”) of the DHS governing air cargo security for all loads, regardless of origin or destination. Some of our subsidiaries are regulated as “indirect air carriers” by the TSA. The CBP, TSA and relevant non-U.S. governmental agencies provide requirements and guidance and, in some cases, administer licensing requirements and processes applicable to the freight forwarding industry.
Regarding our international operations, XPO is a member of the International Air Transportation Association (“IATA”), a voluntary association of airlines and freight forwarders that outlines operating procedures for forwarders acting as agents or third-party intermediaries for IATA members. A substantial portion of our international air freight business is transacted with other IATA members.
Additionally, some of our subsidiaries are licensed as an Ocean Transportation Intermediary (“OTI”), since they operate as a non-vessel-operating common carrier, or NVOCC, and/or as an Ocean Freight Forwarder (“OFF”) licensed by the U.S. Federal Maritime Commission (“FMC”), which establishes the qualifications, regulations, licensing and bonding requirements for arranging international transportation to or from the U.S. as an OTI.
Our OTI operations, which include operating as both an NVOCC and an OFF, are subject to regulations of the U.S. Department of State, the U.S. Department of Commerce, the U.S. Department of Treasury, the U.S. Department of Justice, and the Securities and Exchange Commission and to various laws and regulations of the other countries where we operate. These laws and regulations govern what commodities may be shipped to certain destinations and end-users, unfair international trade practices, limitations on entities with which we may conduct business and related matters.
Other Regulations. We are subject to a variety of other U.S. and foreign laws and regulations, including, but not limited to, the Foreign Corrupt Practices Act and other anti-bribery and anti-corruption statutes, and export sanction laws. We are also subject to state and U.S. federal laws and regulations addressing some types of cargo transported or stored by our subsidiaries, or transported pursuant to a government contract or subcontract.
Classification of Independent Contractors. U.S. tax and other federal and state regulatory authorities, as well as private litigants, continue to assert that independent contractor drivers in the trucking industry are employees rather than independent contractors, while applying a variety of standards in their determinations of independent contractor status. Federal legislators have introduced legislation in the past to make it easier for tax and other authorities to reclassify independent contractors as employees, including legislation to increase the recordkeeping requirements and heighten the penalties for companies that misclassify workers and are found to have violated overtime or wage requirements. Additionally, federal legislators have sought to abolish the current safe harbor, which allows taxpayers that meet certain criteria to treat individuals as independent contractors if they are following a longstanding, recognized practice. Federal legislators also sought to expand the Fair Labor Standards Act to cover “non-employees” who perform labor or services for businesses, even if said non-employees are properly classified as independent contractors; require taxpayers to provide written notice to workers based upon their classification as either an employee or a non-employee; and impose penalties and fines for violations of the notice requirement or for misclassifications. Some states have launched initiatives to increase tax revenues from items such as unemployment, workers’ compensation and income taxes, and the reclassification of independent contractors as employees could help states increase these revenues. If the independent contractor drivers that provide services to XPO are determined to be our employees, we would incur additional exposure under some or all of the following: federal and state tax, workers’ compensation, unemployment benefits, and labor, employment and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings.
Environmental Regulations. Our transportation and logistics operations and our independent contractors are subject to various environmental laws and regulations in the jurisdictions where we operate. In the U.S., these laws and regulations deal with the hauling, handling and disposal of hazardous materials, emissions from vehicles, engine-idling, fuel tanks and related fuel spillage and seepage, discharge and retention of storm water, and other environmental matters that involve inherent environmental risks. We may be responsible for the cleanup of any spill or other incident involving hazardous materials caused by our business. In the past, we have been responsible for the cost to clean up diesel fuel spills caused by traffic accidents or other events, and none of these incidents materially affected our business or operations. We generally transport only hazardous materials rated as low-to-medium-risk, and only a small percentage of our total loads contain hazardous materials.
We believe that our operations are in substantial compliance with current laws and regulations and we do not know of any existing environmental condition that reasonably would be expected to have a material adverse effect on our business or operating results.
A number of our logistics sites are ISO 14001-certified to high standards for environmental management, and we have implemented numerous programs to manage environmental risks and maintain compliance. U.S. federal and state governments, as well as governments in certain foreign jurisdictions where we operate, have also proposed environmental legislation that could, among other things, potentially limit carbon, exhaust and greenhouse gas emissions. If enacted, such legislation could result in higher costs for new tractors and trailers, reduced productivity and efficiency, and increased operating expenses, all of which could adversely affect our results of operations.
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
Seasonality
Our revenue and profitability are typically lower for the first quarter of the calendar year relative to other quarters. We believe this is due in part to the post-holiday reduction in demand experienced by many of our customers, which leads to less use of transportation and logistics services.
In our Logistics segment, which benefits from strong positioning in the e-commerce sector, demand is characterized by strong seasonal surges in activity, with the fourth quarter holiday peak typically being the most dramatic. In our Transportation segment, the productivity of our tractors and trailers, independent contractors and other transportation providers generally decreases during the winter season because inclement weather impedes operations. It is not possible to reliably predict whether our historical revenue and profitability trends will continue to occur in future periods.
Human Capital Management
Our success relies in large part on our strong governance structure and Code of Business Ethics, our good corporate citizenship and, importantly, engaged employees who embrace our values.
As a customer-centric company with a strong service culture, we constantly work to maintain our position as an employer of choice. This requires an unwavering commitment to workplace inclusion and safety, as well as competitive total compensation that meets the needs of our employees and their families.
Employee Profile
We had approximately 102,000 employees worldwide as of December 31, 2020, with over 39,000 employees in Transportation and more than 61,000 employees in Logistics. In North America, 79% of our employees occupy hourly roles and 21% are in salaried positions. With locations spanning 30 countries, 45% of our employees are based in North America, 53% in Europe and 2% in Latin America and Asia, combined. Across our operations, 27% of our employees work as drivers and dockworkers, 46% as warehouse workers and 24% in field supervisory and management positions. In addition, our workforce is supplemented with approximately 18,000 temporary workers at our logistics sites in North America and an average of 17,500 temporary workers in our logistics network in Europe. As of December 31, 2020, 75.8% of our employees in Europe were represented by unions or other employee representative bodies, while almost all of our employees in the United States have chosen to remain union-free.

Throughout 2020, we made significant investments in the safety, well-being and satisfaction of our employees in these and other areas:
Diversity and Inclusion
We take pride in having an inclusive workplace that encourages a diversity of talents and perspectives. We welcome employees of every gender identity, sexual orientation, race, ethnicity, national origin, religion, life experience and disability. In 2020, we created the position of chief diversity officer and linked ESG performance targets and initiatives, including deliverables and targets for diversity and inclusion, to 25% of our top executives’ long-term incentive compensation, to further strengthen this aspect of our culture. In addition, we celebrated the values of Black history, women’s history, LBGTQ+ pride, Hispanic heritage and military veterans, and launched inclusivity courses through our XPO University e-learning portal. We also formed academic partnerships that advance diversity in higher education, and we supported eight inclusion programs that highlight women, veterans, the LGBTQ+ community, people with disabilities and other groups.
Health and Safety
Our frontline employees provide essential services to keep goods flowing to the people who need them. Their protection is always our foremost priority, and with the onset of COVID-19 in 2020, we began using a combination of protective measures, technology and virtual communications to maintain a safe workplace environment. There are many preventative measures and risk-mitigating actions we have taken to protect employees, including offering 100% paid pandemic sick leave for eligible employees, providing frontline employee appreciation pay to approximately 40,000 workers in the U.S. and Canada, procuring ample supplies of personal protective equipment for employees in all of our workplaces, instituting a contactless delivery policy for our customers, and providing expanded access to mental health counseling services for employees and their dependents.
In addition to our COVID-19 response, we have numerous protocols in place to ensure a safe workplace environment. We aim to maintain an Occupational Safety and Health Administration (“OSHA”) total recordable incident rate (“TRIR”) that is less than half the published rate for the Warehousing and Storage sector, based on the “Industry Injury and Illness Data” of the U.S. Bureau of Labor Statistics (“BLS”). In 2020, we exceeded our target expectation with a TRIR that was 74.5% lower than the BLS national benchmark.
Another way we work to decrease occupational injuries and illnesses is with our global Road to Zero program. Road to Zero instills safety and compliance awareness through education, mentoring, communication and on-the-job reinforcement. In addition to physical well-being, we also consider emotional well-being to be an important part of workplace safety — our Code of Business Ethics mandates zero tolerance of discrimination, harassment, retaliation, bullying and other unacceptable behaviors.
Talent Development and Engagement
Across our universe of customers, our employees are foundational to providing a best-in-class level of service. We ask our employees for feedback through engagement surveys, roundtables and town halls, and we use periodic engagement surveys to gauge our progress, assess satisfaction and ask for constructive suggestions. In this way, our employees help drive the continuous improvement of our business. We emphasize career development and the identification of top industry talent in all aspects of the recruitment, training and talent development process. Our talent development infrastructure includes these activities and programs, among others:
Recruitment. We tailor our recruitment efforts by geography and job function using an array of channels to ensure a diverse candidate pool. We seek to identify untapped opportunities in the recruitment of military veterans, and we have partnered with WorkFit, the Down’s Syndrome Association’s employment program.
Grow at XPO. This supportive program offers tailored skills development, training and mentoring for employees who aspire to grow into higher-paying positions with more responsibility. Grow at XPO is intended primarily to create opportunities for employees from minority populations or underrepresented communities.
XPO Graduate Program (LTL) and Site Operations Manager Academy (Logistics). We maintain a robust “ready now” pipeline of future operations leaders by using structured sponsorships and incidental learning techniques.

These programs are designed to develop internal candidates who demonstrate high potential in supervisory roles, preparing them to become site leaders. The programs also serve to retain top talent by defining personalized development paths, and they attract new talent by differentiating XPO as an employer.
XPO University. Our learning and development platform encompasses online and in-person programs, including JumpStart onboarding, management training and skills development. In 2020, approximately 2.8 million training hours were completed by our employees worldwide.
Expansive Total Rewards
We appreciate that our employees choose to work for XPO from among the many different options available to them inside and outside our industry. We offer a total compensation package that is both competitive and progressive to help attract and retain outstanding talent.
Competitive Wages: In 2020, we continued to provide regular wage increases to almost 22,000 hourly field-based employees in North America across our LTL and logistics businesses, maintaining our strong competitive positioning in the market.
Comprehensive Benefits: We offer a comprehensive suite of benefits to all our employees, many of which reflect employee feedback. In the U.S., examples include our pregnancy care policy, family bonding policy, tuition reimbursement program for continuing education, tuition-free commercial driver training and additional benefits such as diabetes management, supplemental insurance and short-term loans. In Europe, the benefits offered vary by country, tailored to the needs of the local markets. Examples include comprehensive healthcare and risk insurances, employee assistance programs covering mental, physical and financial wellbeing, commercial driver training, vocational coaching and training and a full flexible benefits program in the U.K.
Community Involvement
In 2020, there were hundreds of examples of our company and employees giving back, including our support of the Susan G. Komen Foundation, Soles4Souls, Girls With Impact, the Make-A-Wish Foundation, United in Giving (UK), and the FESBAL (Spain) and FareShare (UK) food charities.
Information about our Executive Officers
The following information relates to each of our executive officers:

Name	Age	Position
Brad Jacobs	64	Chairman of the Board and Chief Executive Officer
Troy Cooper	51	President
Mario Harik	40	Chief Information Officer
David Wyshner	53	Chief Financial Officer
Brad Jacobs has served as XPO’s chairman of the Board of Directors and chief executive officer since September 2011. He is also the managing member of Jacobs Private Equity, LLC, which is XPO’s largest stockholder. Mr. Jacobs led two other public companies prior to XPO: United Rentals, Inc., which he founded in 1997, and United Waste Systems, Inc., which he founded in 1989. Mr. Jacobs served as chairman of United Rentals from 1997 to 2007, and as chief executive officer from 1997 to 2003. He served as chairman and chief executive officer of United Waste Systems from 1989 to 1997.
Troy Cooper has served as XPO’s president since April 2018, after formerly serving as XPO’s chief operating officer from 2014 to 2018. From September 2015 to September 2017, he also served as chief executive officer and chairman of XPO Logistics Europe. Mr. Cooper joined XPO in September 2011 as vice president of finance. Prior to XPO, he served as vice president and group controller with United Rentals, Inc., where he was responsible for field finance functions and helped to integrate over 200 acquisitions in the U.S., Canada and Mexico. Earlier, he held controller positions with United Waste Systems, Inc. and OSI Specialties, Inc. (formerly a division of Union Carbide, Inc.). Mr. Cooper began his career in public accounting with Arthur Andersen and Co. and holds a degree in accounting from Marietta College.

Mario Harik has served as XPO’s chief information officer since November 2011. Mr. Harik has built comprehensive technology organizations, overseen the implementation of extensive proprietary platforms, and consulted to Fortune 100 companies. His prior positions include chief information officer and senior vice president of research and development with Oakleaf Waste Management; chief technology officer with Tallan, Inc.; co-founder of G3 Analyst, where he served as chief architect of web and voice applications; and architect and consultant with Adea Solutions. Mr. Harik holds a master’s degree in engineering, information technology from Massachusetts Institute of Technology, and a degree in engineering - computer and communications from the American University of Beirut, Lebanon.
David Wyshner has served as XPO’s chief financial officer since March 2020. Prior to XPO, Mr. Wyshner served as chief financial officer of Wyndham Hotels & Resorts, Inc. from May 2018 to December 2019, and as its senior advisor from December 2019 to March 2020. He served as executive vice president and chief financial officer of Wyndham Worldwide Corporation, from which Wyndham Hotels was spun-off, from August 2017 to May 2018. Earlier, Mr. Wyshner served as chief financial officer of Avis Budget Group from August 2006 to June 2017 and as Avis Budget Group’s president from January 2016 to June 2017. Mr. Wyshner received his bachelor’s degree from Yale University and his M.B.A. degree from the Wharton School of the University of Pennsylvania.
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
COMPANY RISK
Risks related to our business model and the COVID-19 pandemic
Economic recessions and other factors that reduce freight volumes, both in North America and Europe, could have a material adverse impact on our business.
The transportation industry in North America and Europe historically has experienced cyclical fluctuations in financial results due to economic recessions, downturns in the business cycles of our customers, increases in the prices charged by third-party carriers, interest rate fluctuations, changes in international trade policies and other U.S. and global economic factors beyond our control. During economic downturns, a reduction in overall demand for transportation services will likely reduce demand for our services and exert downward pressures on our rates and margins. In addition, in periods of strong economic growth, overall demand may exceed the available supply of transportation resources, resulting in increased network congestion and operating inefficiencies. Additional changes in international trade policies could significantly reduce the volume of goods transported globally and adversely affect our business and results of operations. These factors subject our business to various risks that may have a material impact on our operating results and future prospects. These risks may include the following:
•A reduction in overall freight volume reduces our opportunities for growth. In addition, if a downturn in our customers’ business causes a reduction in the volume of freight shipped by those customers, our operating results could be adversely affected;
•Some of our customers may experience financial distress, file for bankruptcy protection, go out of business, or suffer disruptions in their business and may be unable to pay us. In addition, some customers may not pay us as quickly as they have in the past, causing our working capital needs to increase;
•The U.S. government has made significant changes in U.S. trade policy and has taken certain actions that have negatively impacted U.S. trade, including imposing tariffs on certain goods imported into the U.S. To date, several governments, including the European Union (“EU”) have imposed tariffs on certain goods imported from the U.S. These actions may contribute to weakness in the global economy that could adversely affect our results of operations. Any further changes in U.S. or international trade policy could trigger additional retaliatory actions by affected countries, resulting in “trade wars” and further increased costs for goods transported globally, which may reduce customer demand for these products if the parties having to pay those tariffs increase their prices, or in trading partners limiting their trade with countries that impose anti-trade measures. Such conditions could have an adverse effect on our business, results of operations and financial condition, as well as on the price of our common stock;
•A significant number of our transportation providers may go out of business and we may be unable to secure sufficient equipment capacity or services to meet our commitments to our customers; and
•We may not be able to appropriately adjust our expenses to rapid changes in market demand. In order to maintain high variability in our business model, it is necessary to adjust staffing levels when market demand changes. In periods of rapid change, it is more difficult to match our staffing levels to our business needs. In addition, we have other expenses that are primarily variable but are fixed for a period of time, as well as certain significant fixed expenses; we may be unable to adequately adjust these expenses to match a rapid change in demand.

The COVID-19 pandemic could have a material adverse effect on our business operations, results of operations, cash flows and financial position
We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it will impact our employees, customers and business partners. The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption, which will adversely affect our business operations and may materially and adversely affect our results of operations, cash flows and financial position.
We experienced declines in demand for our services that began in the first quarter of 2020, had a substantial impact in the second quarter of 2020, and abated throughout the second half of 2020. These declines in demand meaningfully affected our results in both North America and Europe. We also incurred additional costs to meet the needs of our customers and employees. We expect to continue to incur additional costs, which may be significant, as we implement operational changes in response to the pandemic. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.
The impacts of the COVID-19 pandemic may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 outbreak has subsided. The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that we are not able to predict. Due to the largely unprecedented and evolving nature of the COVID-19 pandemic, it remains very difficult to predict the extent of the impact on our industry generally and our business in particular. Furthermore, the extent and pace of a recovery remains uncertain and may differ significantly among the countries in which we operate. As a result, the pandemic could have a material impact on our results of operations and heighten many of our other known risks described in this Annual Report on Form 10-K.
Risks related to Our Strategy, Operations, Legal and Compliance and Finance
Our profitability may be materially adversely impacted if our investments in equipment, service centers and warehouses do not match customer demand for these resources or if there is a decline in the availability of funding sources for these investments.
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
Our logistics operations can require a significant commitment of capital in the form of shelving, racking and other warehousing systems that may be required to deliver warehouse-management services to our customers. To the extent that a customer defaults on its obligations under its agreement with us, we could be forced to take a significant loss on the unrecovered portion of this capital cost.
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
We are implementing various cost and revenue initiatives to further increase our profitability, including advanced pricing analytics and revenue management tools, our digital freight platform, our shared distribution network, cross-selling to strategic accounts, LTL process improvements, logistics automation, workforce productivity, European margin expansion, global procurement and further back-office optimization. If we are not able to successfully implement these cost and revenue initiatives, our future financial results may suffer.

Our past acquisitions, as well as any acquisitions that we may complete in the future, may be unsuccessful or result in other risks or developments that adversely affect our financial condition and results.
While we intend for our acquisitions to enhance our competitiveness and profitability, we cannot be certain that our past or future acquisitions will be accretive to earnings or otherwise meet our operational or strategic expectations. Special risks, including accounting, regulatory, compliance, information technology or human resources issues, may arise in connection with, or as a result of, the acquisition of an existing company, including the assumption of unanticipated liabilities and contingencies, difficulties in integrating acquired businesses, possible management distractions, or the inability of the acquired business to achieve the levels of revenue, profit, productivity or synergies we anticipate or otherwise perform as we expect on the timeline contemplated. We are unable to predict all of the risks that could arise as a result of our acquisitions.
In addition, if the performance of our reporting segments or an acquired business varies from our projections or assumptions, or if estimates about the future profitability of our reporting segments or an acquired business change, our revenues, earnings or other aspects of our financial condition could be adversely affected.
We may not successfully manage our growth.
We have grown rapidly and substantially over prior years, including by expanding our internal resources, making acquisitions and entering into new markets, and we intend to continue to focus on growth in our transportation and logistics businesses, including organic growth through new customer wins and increased business with existing customers, as well as additional acquisitions. We may experience difficulties and higher-than-expected expenses in executing this strategy as a result of unfamiliarity with new markets, changes in revenue and business models, entry into new geographic areas and increased pressure on our existing infrastructure and information technology systems from multiple customer project implementations.
Our growth may place a significant strain on our management, operational, financial and information technology resources. We seek to continually improve existing procedures and controls, as well as implement new transaction processing, operational and financial systems, and procedures and controls to expand, train and manage our employee base. Our working capital needs may continue to increase as our operations grow. Failure to manage our growth effectively, or obtain necessary working capital, could have a material adverse effect on our business, results of operations, cash flows and financial condition.
We may sell or spin-off one or more of our business units, which may have an adverse effect on our remaining businesses and the market price of our common stock, including because we may become a smaller, less diversified company than we are today.
We may sell or spin-off one or more of our business units and any such transaction or transactions may have an adverse effect on our remaining businesses and the market price of our common stock. For example, a sale or spin-off of one or more of our business units will result in us being a smaller, less diversified company with a more concentrated area of focus. Following a potential sale or spin-off, we will be reliant on our remaining business units. As a result, we may become more vulnerable to changing market conditions, which could have a material adverse effect on our business, financial condition and results of operations. The diversification of our revenues, costs and cash flows will diminish as a result of a sale or spin-off, such that our results of operations, cash flows, working capital, effective tax rate and financing requirements may be subject to increased volatility and our ability to fund capital expenditures, investments and service our debt may be diminished. We may also incur ongoing costs and retain certain liabilities that were previously allocated to entities that were sold or spun off. Those costs may exceed our estimates or could diminish the benefits we expect to realize.
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
As of December 31, 2020, we owned approximately 97% of the outstanding shares of XPO Logistics Europe SA, the majority-owned subsidiary through which we conduct our European operations. We may or may not acquire the remaining shares of XPO Logistics Europe, or we may choose to enact a “squeeze out” merger, which is permitted under French law when a holder owns more than 95% of outstanding shares. As long as we do not wholly own XPO Logistics Europe, we do not have access to all of its cash flow to service our debt, as we will receive a prorated portion of any dividend based on our ownership percentage. In addition, we will be subject to limitations on our ability to enter into transactions with XPO Logistics Europe that are not on arms-length terms, which could limit synergies that we could otherwise achieve between our North American and European operations. Moreover, so long as XPO Logistics Europe continues to be a listed public company in France, we will incur certain recurring costs associated with that public listing.
Volatility in fuel prices impacts our fuel surcharge revenue and may impact our profitability.
We are subject to risks associated with the availability and price of fuel, all of which are subject to political, economic and market factors that are outside of our control.

Fuel expense constitutes one of the greatest costs to our LTL and full truckload carrier operations, as well as to the independent contractor drivers and third-party transportation providers who transport freight arranged by our other operations. Accordingly, we may be adversely affected by the timing and degree of fuel price fluctuations. As is customary in our industry, most of our customer contracts include fuel surcharge programs or other cost-recovery mechanisms to mitigate the effect of any fuel price increases over base amounts established in the contract. However, these mechanisms may not fully capture an increase in fuel price. Furthermore, market pressures may limit our ability to assess fuel surcharges in the future. The extent to which we are able to recover increases in fuel costs may be impacted by the amount of empty or out-of-route truck miles or engine idling time.
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
Risks related to the Proposed Spin-Off of Our Logistics Segment
The proposed spin-off of our logistics segment into a stand-alone, publicly-traded company is subject to the final approval of our Board of Directors, contingent upon the satisfaction of a number of conditions, may not be completed on the currently contemplated timeline, or at all, and may not achieve the intended benefits.
In December 2020, we announced our intention to separate our logistics segment into a stand-alone, publicly-traded company (“SpinCo”). The proposed separation is currently expected to be effected through a pro-rata distribution to our shareholders of all of the issued and outstanding shares of common stock of SpinCo. Completion of the proposed spin-off is subject to the final approval of our Board of Directors and the satisfaction of various customary conditions, including, among others, the receipt and the continuing validity of an opinion from outside counsel regarding the qualification of the spin-off (together with certain related transactions) as a “reorganization” within the meaning of Sections 355 and 368(a)(1)(D) of the Internal Revenue Code, the effectiveness of a Form 10 registration statement that we intend to file with the SEC, the receipt by us of certain proceeds from financing arrangements that SpinCo intends to enter into in connection with the spin-off, the refinancing, if necessary, of our debt on terms satisfactory to our Board of Directors, the New York Stock Exchange having approved for listing (subject to official notice of distribution) the shares of common stock of SpinCo that we intend to distribute to our shareholders, and no other event or development existing or having occurred that, in the judgment of our Board of Directors, in its sole and absolute discretion, makes it inadvisable to effect the spin-off or related transactions. The proposed spin-off is complex in nature, and unanticipated developments or changes, including changes in the law, the macroeconomic environment, competitive conditions of our markets, regulatory approvals or clearances, the uncertainty of the financial markets, and challenges in executing the separation, could delay or prevent the completion of the proposed spin-off, or cause the spin-off to occur on terms or conditions that are different or less favorable than expected, including, without limitation, the failure of the spin-off to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes to our shareholders.
Whether or not we complete the spin-off, our ongoing businesses may face material challenges in connection with the proposed spin-off, including, without limitation:
•the diversion of our management’s attention from operating and growing our business as a result of the significant amount of our management’s time and effort required to execute the proposed spin-off;

•foreseen and unforeseen costs and expenses that will be incurred in connection with the proposed spin-off, including accounting, tax, legal and other professional services costs as well as recruiting costs associated with hiring key senior management and personnel new to SpinCo;
•retaining existing business and operational relationships, including with customers, suppliers and employees, as well as cultivating new business relationships; and
•potential negative reactions from the financial markets if we fail to complete the spin-off as currently expected, within the anticipated time frame or at all.
Additionally, volatility in the world financial markets could increase borrowing costs or affect our ability to access the capital markets. Our ability to issue debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products or in the solvency of our customers or suppliers or if there are other significantly unfavorable changes in economic conditions. These conditions may adversely affect our anticipated timeline to complete the spin-off and the expected benefits of the spin-off, including by increasing the time and expense involved in the spin-off. Other challenges associated with effectively executing the spin-off include attracting, retaining and motivating key management and employees during the pendency of the spin-off and following its completion; addressing any disruptions to our supply chain, manufacturing, sales and distribution, and other operations resulting from separating XPO into two independent companies; and separating XPO’s information systems.
Any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or the price of our common stock. Furthermore, if the spin-off is completed, we cannot provide assurance that the spin-off will achieve the full strategic and financial benefits expected to result from the separation, nor can we provide assurance that each stand-alone company will be successful in meeting its objectives.
If the spin-off occurs, our financial and operational profile will change, and we will be a smaller, less diversified company than we are today.
A spin-off of our Logistics segment will result in us being a smaller, less diversified company with a more concentrated area of focus. Following the proposed spin-off, we will be reliant on our remaining business units. As a result, we may become more vulnerable to changing market conditions and competitive pressures, which could have a material adverse effect on our business, financial condition and results of operations. The diversification of our revenues, costs and cash flows will diminish as a result of a spin-off, such that our results of operations, cash flows, working capital, effective tax rate and financing requirements may be subject to increased volatility and our ability to fund capital expenditures, investments and service our debt may be diminished. We may also incur ongoing costs and retain certain liabilities that were previously allocated to entities that were spun off. Those costs may exceed our estimates or could diminish the benefits we expect to realize. There can be no assurance that the combined value of the common stock of the two publicly traded companies following the completion of the proposed spin-off will be equal to or greater than what the value of our common stock would have been had the spin-off not occurred.
If the spin-off, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, XPO and XPO stockholders could be subject to significant tax liabilities. In addition, if certain internal restructuring transactions were to fail to qualify as transactions that are generally tax-free for U.S. federal or non-U.S. income tax purposes, we could be subject to significant tax liabilities.
It is a condition to the spin-off that we receive an opinion of outside counsel regarding the qualification of the spin-off, together with certain related transactions, as a “reorganization” within the meaning of Sections 355 and 368(a)(1)(D) of the Internal Revenue Code. The opinion of counsel will be based upon and rely on, among other things, various facts and assumptions, as well as certain representations, statements and undertakings of XPO and SpinCo, including those relating to the past and future conduct of XPO and SpinCo. If any of these facts, assumptions, representations, statements or undertakings is, or becomes, inaccurate or incomplete, or if XPO or SpinCo breaches any of its representations or covenants contained in the separation agreement and certain other agreements and documents or in any documents relating to the opinion of counsel, the opinion of counsel may be invalid, and the conclusions reached therein could be jeopardized.

Notwithstanding receipt of the opinion of counsel, the U.S. Internal Revenue Service (the “IRS”) could determine that the spin-off and/or certain related transactions should be treated as taxable transactions for U.S. federal income tax purposes if it determines that any of the representations, assumptions or undertakings upon which the opinion of counsel was based are false or have been violated. In addition, the opinion of counsel will represent the judgment of such counsel and will not be binding on the IRS or any court, and the IRS or a court may disagree with the conclusions in the opinion of counsel. Accordingly, notwithstanding receipt of the opinion of counsel, there can be no assurance that the IRS will not assert that the spin-off and/or certain related transactions do not qualify for tax-free treatment for U.S. federal income tax purposes or that a court would not sustain such a challenge. In the event the IRS were to prevail with such challenge, XPO and XPO stockholders could be subject to significant U.S. federal income tax liability.
If the spin-off, together with certain related transactions, were to fail to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code, in general, for U.S. federal income tax purposes, XPO would recognize taxable gain as if it had sold the SpinCo common stock in a taxable sale for its fair market value (unless XPO and SpinCo jointly make an election under Section 336(e) of the Code with respect to the spin-off, in which case, in general, (a) XPO would recognize taxable gain as if SpinCo had sold all of its assets in a taxable sale in exchange for an amount equal to the fair market value of SpinCo common stock and the assumption of all its liabilities and (b) SpinCo would obtain a related step-up in the basis of its assets), and XPO stockholders who receive such SpinCo shares in the spin-off would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares.
Risks related to Our Use of Technology
Our business will be seriously harmed if we fail to develop, implement, maintain, upgrade, enhance, protect and integrate our information technology systems, including those systems of any businesses that we acquire.
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
The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage our sales and marketing, financial, legal and compliance functions, engineering and product development tasks, research and development data, communications, logistics order entry and fulfillment and other business processes. We also rely on third parties and virtualized infrastructure to operate our information technology systems. Despite significant testing, external and internal risks, such as malware, insecure coding, “Acts of God,” data leakage and human error, pose a direct threat to the stability or effectiveness of our information technology systems and operations. The failure of our information technology systems to perform as we anticipate has in the past, and could in the future, adversely affect our business through transaction errors, billing and invoicing errors, internal recordkeeping and reporting errors, processing inefficiencies and loss of sales, receivables collection or customers. Any such failure could result in harm to our reputation and have an ongoing adverse impact on our business, results of operations and financial condition, including after the underlying failures have been remedied.
We may also be subject to cybersecurity attacks and other intentional hacking. Any failure to identify and address such defects or errors or prevent a cyber-attack could result in service interruptions, operational difficulties, loss of revenues or market share, liability to our customers or others, the diversion of corporate resources, injury to our reputation or increased service and maintenance costs. Addressing such issues could prove to be impossible or very costly and responding to the resulting claims or liability could similarly involve substantial cost. In addition, recently, regulatory and enforcement focus on data protection has heightened in the U.S. and abroad, particularly in the EU, and failure to comply with applicable U.S. or foreign data protection regulations or other data protection standards may expose us to litigation, fines, sanctions or other penalties, which could harm our business, reputation, results of operations and financial condition.
Risks related to Our Credit and Liquidity
Our substantial indebtedness could adversely affect our financial condition.
We have substantial outstanding indebtedness, which could: negatively affect our ability to pay principal and interest on our debt; increase our vulnerability to general adverse economic and industry conditions; limit our ability to fund future capital expenditures and working capital, to engage in future acquisitions or development activities, or to otherwise realize the value of our assets and opportunities fully because of the need to dedicate a substantial portion of our cash flow to payments of interest and principal or to comply with any restrictive terms of our debt; limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; impair our ability to obtain additional financing or to refinance our indebtedness in the future; and place us at a competitive disadvantage compared to our competitors that may have proportionately less debt.
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
We may in the future be required to raise capital through public or private financing or other arrangements in order to pursue our growth strategy or operate our businesses. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business and/or our ability to execute our strategy. Further debt financing may involve restrictive covenants and could reduce our profitability. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures.
We may be adversely affected by interest rate changes because of our floating rate credit facilities.
The Second Amended and Restated Revolving Loan Credit Agreement, as amended (the “ABL Facility”) and the senior secured term loan credit agreement, as amended (the “Term Loan Facility”), provide for an interest rate based on London Interbank Offered Rate (“LIBOR”) or a Base Rate, as defined in the agreements, plus an applicable margin. Our European trade receivables securitization program (the “Receivables Securitization Program”) provides for an interest rate at lenders’ cost of funds plus an applicable margin. Our financial position may be affected by fluctuations in interest rates since the ABL Facility, Term Loan Facility and Receivables Securitization Program are subject to floating interest rates. Refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” for the impact on interest expense of a hypothetical 100 basis point increase in the interest rate. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A significant increase in interest rates could have an adverse effect on our financial position and results of operations. Additionally, the interest rates on some of our debt is tied to LIBOR. In July 2017, the head of the U.K.’s Financial Conduct Authority announced its intention to phase out the use of LIBOR by the end of 2021. The uncertainty regarding the future of LIBOR, as well as the transition from LIBOR to another benchmark rate or rates, could have adverse impacts on our outstanding debt that currently uses LIBOR as a benchmark rate, and ultimately, adversely affect our financial condition and results of operations.
Risks related to Third-Party Relationships
We depend on third parties in the operation of our business.
In our freight brokerage, last mile and global forwarding operations, we do not own or control the transportation assets that deliver our customers’ freight, and we do not employ the people directly involved in delivering this freight. In addition, in our freight brokerage businesses and in our last mile business, we engage independent contractors who own and operate their own equipment. Accordingly, we are dependent on third parties to provide truck, rail, ocean, air and other transportation services and to report certain events to us, including delivery information and cargo claims. This reliance on third parties could cause delays in reporting certain events, impacting our ability to recognize revenue and claims in a timely manner.
Our inability to maintain positive relationships with independent transportation providers could significantly limit our ability to serve our customers on competitive terms. If we are unable to secure sufficient equipment or other transportation services to meet our commitments to our customers or provide our services on competitive terms, our operating results could be materially and adversely affected, and our customers could shift their business to our competitors temporarily or permanently. Our ability to secure sufficient equipment or other transportation services to meet our commitments to customers or provide our services on competitive terms is subject to inherent risks, many of which are beyond our control, including: equipment shortages in the transportation industry, particularly among contracted truckload carriers and railroads; driver shortages in the transportation industry and/or resulting increases in the cost of procuring transportation services; interruptions or stoppages in transportation services as a result of labor disputes, seaport strikes, network congestion, weather-related issues, “Acts of God” or acts of terrorism; changes in regulations impacting transportation; increases in operating expenses for carriers, such as fuel costs, insurance premiums and licensing expenses, that result in a reduction in available carriers; and changes in transportation rates.
In addition, our European business heavily relies on subcontracting and we use a large number of temporary employees in these operations. As a result, we are exposed to various risks related to managing our subcontractors, such as the risk that they do not fulfill their assignments in a satisfactory manner or within the specified deadlines. Moreover, we cannot guarantee that temporary employees are as well-trained as our other employees. Specifically, we may be exposed to the risk that temporary employees may not perform their assignments in a satisfactory manner or may not comply with our safety rules in an appropriate manner, whether as a result of their lack of experience or otherwise. Such failures could compromise our ability to fulfill our commitments to our customers, comply with applicable regulations or otherwise meet our customers’ expectations. Such failures could also harm our reputation and ability to win new business and could lead to our being liable for contractual damages. Furthermore, in the event of a failure by our subcontractors or temporary employees to fulfill their assignments in a satisfactory manner, we could be required to perform unplanned work or additional services in line with the contracted service, without receiving any additional compensation. As a result, any failure to properly manage our subcontractors or temporary employees in Europe or elsewhere could have a material adverse impact on our revenues, earnings, financial position and outlook.

Increases in driver compensation and difficulties with attracting and retaining drivers could adversely affect our revenues and profitability.
Our LTL services in North America and Europe and our full truckload services in Europe are conducted primarily with employee drivers. Our industry has periodically experienced and may, in future, experience intense competition for qualified drivers in the transportation industry due to a shortage of drivers. The availability of qualified drivers may be affected from time to time by changing workforce demographics, competition from other transportation companies and industries for employees, the availability and affordability of driver training schools, changing industry regulations, and the demand for drivers in the labor market. If the current industry-wide shortage of qualified drivers continues, our global LTL operations and our European truckload operation could experience difficulty in attracting and retaining enough qualified drivers to fully satisfy customer demand. During periods of increased competition in the labor market for drivers, our LTL and full truckload operations may be required to increase driver compensation and benefits in the future or face difficulty meeting customer demand, all of which could adversely affect our profitability. Additionally, a shortage of drivers could result in the underutilization of our truck fleet, lost revenue, increased costs for purchased transportation or increased costs for driver recruitment.
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
Our European business activities require a large amount of labor, which represents one of our most significant costs. It is essential that we maintain good relations with employees, trade unions and other staff representative institutions. A deteriorating economic environment may result in tensions in industrial relations, which may lead to industrial action within our European operations; this could have a direct impact on our business operations. Generally, any deterioration in industrial relations in our European operations, such as general strike activities or other material labor disputes, could have an adverse effect on our revenues, earnings, financial position and outlook.
Efforts by labor organizations to organize employees at certain locations in North America, if successful, may result in increased costs and decreased efficiencies at those locations.
Since 2014, in the U.S., the International Brotherhood of Teamsters (“Teamsters”) has attempted to organize employees at several of our LTL and logistics locations, and the International Association of Machinists (“Machinists”) has attempted to organize a small number of mechanics at three LTL maintenance shops. In 2018, the United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) attempted to organize warehouse workers at one logistics location. The majority of our employees involved in these organizing efforts rejected union representation. As of January 1, 2021, our employees had voted in favor of union representation in 10 of the 29 union elections held since 2014, with 684 employees voting in favor and 782 employees voting against representation. In October 2017, a majority of employees at our North Haven, Connecticut logistics location, which had previously voted for Teamsters representation, petitioned us to withdraw recognition of the Teamsters as the employees’ representative, and we withdrew this recognition. Similarly, in 2019, a majority of employees at our LTL locations in Laredo, Texas and Aurora, Illinois, voted to decertify the Teamsters as the employees’ representative. In December 2020, employees at our LTL location in Cinnaminson, New Jersey filed a petition with the National Labor Relations Board to decertify the Teamsters as the employees’ bargaining representative; the election date is pending. As of December 31, 2020, XPO is engaged in good faith bargaining with the Teamsters at six locations where employees voted in favor of union representation. In May 2020, LTL technicians at our Gary Hammond, Indiana shop ratified a contract negotiated between XPO and the Machinists. Since 2014, the Teamsters have withdrawn seven petitions seeking elections on behalf of approximately 396 LTL employees prior to the election being held, and the Machinists withdrew one petition for an LTL election on behalf of six individuals. We cannot predict with certainty whether further organizing efforts may result in the unionization of any additional locations in the U.S. If successful, these efforts may result in increased costs and decreased efficiencies at the specific locations where representation is elected. We do not expect the impact, if any, to extend to our larger organization or the services provided to our customer base.
Risks related to Litigation and Regulations
Certain of our businesses rely on owner-operators and contract carriers to conduct their operations, and the status of these parties as independent contractors, rather than employees, is being challenged.
We are involved in numerous lawsuits, including class action lawsuits, multi-plaintiff and individual lawsuits, and state tax and other administrative proceedings that claim that our contract carriers or owner-operators or their drivers should be treated as our employees, rather than independent contractors, or that certain of our drivers were not paid for all compensable time or were not provided with required meal or rest breaks. These lawsuits and proceedings may seek substantial monetary damages (including claims for unpaid wages, overtime, failure to provide meal and rest periods, unreimbursed business expenses and other items), injunctive relief, or both. In addition, we incur certain costs, including legal fees, in defending the status of these parties as independent contractors.
While we believe that our contract carriers and owner-operators and their drivers are properly classified as independent contractors rather than as employees, adverse final outcomes in these matters could, among other things, entitle certain of our contract carriers and owner-operators and their drivers to reimbursement with respect to certain expenses and to the benefit of wage-and-hour laws and result in employment and withholding tax and benefit liability for us, and could result in changes to the independent contractor status of our contract carriers and owner-operators. Changes to state or federal laws governing the definition of independent contractors could also impact the status of our contract carriers and owner-operators. Adverse final outcomes in these matters or changes to state or federal laws could cause us to change our business model, which could have a material adverse effect on our business strategies, financial condition, results of operations or cash flows. These claims involve potentially significant classes that could involve thousands of claimants and, accordingly, significant potential damages and litigation costs, and could lead others to bring similar claims.
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
We use a combination of self-insurance programs and purchased insurance to provide for the costs of employee medical, vehicular collision and accident, cargo and workers’ compensation claims. Our estimated liability for self-retained insurance claims reflects certain actuarial assumptions and judgments, which are subject to a degree of variability. We reserve for anticipated losses and expenses and periodically evaluate and adjust our claims reserves to reflect our experience. Estimating the number and severity of claims, as well as related judgment or settlement amounts, is inherently difficult. This inherent difficulty, along with legal expenses, incurred but not reported claims, and other uncertainties can cause unfavorable differences between actual self-insurance costs and our reserve estimates. Accordingly, our ultimate results may differ from our estimates, which could result in losses over our reserved amounts. We periodically evaluate our level of insurance coverage and adjust insurance levels based on targeted risk tolerance and premium expense. An increase in the number or severity of self-insured claims or an increase in insurance premiums could have an adverse effect on us, while higher self-insured retention levels may increase the impact of loss occurrences on our results of operations.
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
We are subject to income taxes in the United States and many foreign jurisdictions. Changes to income tax laws and regulations, or the interpretation of such laws, in any of the jurisdictions in which we operate could significantly increase our effective tax rate and ultimately reduce our cash flows from operating activities and otherwise have a material adverse effect on our financial condition, results of operations and cash flows. The U.S. Congress, the Organization for Economic Co-operation and Development (“OECD”), the EU and other government agencies in jurisdictions in which we and our affiliates do business have maintained a focus on the taxation of multinational companies. The OECD has recommended changes to numerous long-standing international tax principles through its base erosion and profit shifting (“BEPS”) project. In addition, the new U.S. presidential administration has called for changes to fiscal and tax policies, which may include comprehensive tax reform. These and other tax laws and related regulations changes, to the extent adopted, may increase tax uncertainty and/or our effective tax rate, result in higher compliance cost and adversely affect our provision for income taxes, results of operations and/or cash flows.
We are subject to regulation, which could negatively impact our business.
Our operations are regulated and licensed by various governmental agencies in the U.S. and in foreign countries where we operate. These regulatory agencies have authority and oversight of domestic and international transportation services and related activities, licensure, motor carrier operations, safety and security and other matters. We must comply with various insurance and surety bond requirements to act in the capacities for which we are licensed. Our subsidiaries and independent contractors must also comply with applicable regulations and requirements of various agencies. Through our subsidiaries and operations, we hold various licenses required to carry out our domestic and international services. These licenses permit us to provide services as a motor carrier, property broker, customs broker, indirect air carrier, OTI, NVOCC, freight forwarder, air freight forwarder, and ocean freight forwarder. In addition, we are subject to regulations and requirements promulgated by the DOT, FMCSA, DHS, CBP, TSA, FMC, IATA, Canada Border Services Agency and various other international, domestic, state and local agencies and port authorities.
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
INDUSTRY RISK
Risks related to Our Markets, Competition and Brexit
We operate in a highly competitive industry and, if we are unable to adequately address factors that may adversely affect our revenue and costs, our business could suffer.
Competition in the transportation services industry is intense. Increased competition may lead to a reduction in revenues, reduced profit margins, or a loss of market share, any one of which could harm our business. There are many factors that could impair our profitability, including the following:
•Competition from other transportation services companies, some of which offer different services or have a broader coverage network, more fully developed information technology systems and greater capital resources than we do;
•A reduction in the rates charged by our competitors to gain business, especially during times of declining economic growth, which may limit our ability to maintain or increase our rates, maintain our operating margins or achieve significant growth in our business;
•Shippers soliciting bids from multiple transportation providers for their shipping needs, which may result in the depression of freight rates or loss of business to competitors;
•The establishment by our competitors of cooperative relationships to increase their ability to address shipper needs;
•Decisions by our current or prospective customers to develop or expand internal capabilities for some of the services we provide; and
•The development of new technologies or business models that could result in our disintermediation in certain services we provide.
The withdrawal of the United Kingdom from the European Union may have a negative effect on global economic conditions, financial markets and our operations.
In June 2016, a majority of voters in the U.K. voted in favor of the U.K.’s withdrawal from the EU (“Brexit”) in a national referendum. On January 31, 2020, the U.K. withdrew from the EU. The referendum and subsequent withdrawal of the U.K. from the EU have created significant uncertainty about the future relationship between the U.K. and the EU and will have uncertain impacts on our transportation and logistics operations in Europe. In 2020, we derived approximately 13% of our revenue from the U.K. and an aggregate 26% from the rest of the European countries where we operate.
Following Brexit, the movement of goods between the U.K. and the remaining member states of the EU has become subject to additional inspections and documentation checks, which may create delays at ports of entry and departure and potential impacts on our ability to efficiently provide our transportation and logistics services. Moreover, currency volatility could drive a weaker U.K. pound which could result in a decrease in our reported consolidated financial results for the U.K., which are reported in U.S. dollars.
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

INVESTMENT RISK
Our chairman and chief executive officer beneficially owns a large portion of our stock and has substantial control over us, which could limit other stockholders’ ability to influence the outcome of key transactions, including changes of control, and any sales of our common stock by Mr. Jacobs (or the perception that such sales may occur) could adversely impact the volume of trading, liquidity and market price of our common stock.
Under applicable SEC rules, our chairman and chief executive officer, Mr. Jacobs, beneficially owned approximately 17.6% of our outstanding common stock as of December 31, 2020. This concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with concentrated stockholders. Mr. Jacobs can exert substantial influence over our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders. Additionally, significant fluctuations in the levels of ownership of our largest stockholders and our directors and officers (for example, if such persons decide to sell all or a portion of their shares), including shares beneficially owned by Mr. Jacobs, could adversely impact the volume of trading, liquidity and market price of our common stock.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
As of December 31, 2020, we operated approximately 1,523 locations, primarily in North America and Europe, including approximately 342 locations owned or leased by our customers. These facilities are located in all 48 contiguous U.S. states, as well as globally.

Segment (Location)	Leased Facilities	Owned Facilities	Customer Facilities (3)	Total
Transportation (North America) (1)	396	121	10	527
Transportation (Europe)	177	16	3	196
Transportation (Other) (2)	7	—	—	7
Logistics (North America)	194	1	141	336
Logistics (Europe)	203	7	173	383
Logistics (Other) (2)	50	—	15	65
Corporate	9	—	—	9
Total	1,036	145	342	1,523
(1)    Of our owned facilities, 117 were freight service centers for our LTL business throughout the U.S.
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

ITEM 3.    LEGAL PROCEEDINGS
Intermodal Drayage Classification Claims
Certain of our intermodal drayage subsidiaries are defendants in class action litigations brought by independent contract carriers in California who contracted with these subsidiaries. In these cases, the contract carriers assert that they should be classified as employees, rather than independent contractors. In two related cases pending in federal district court in Los Angeles, Alvarez v. XPO Logistics Cartage, LLC and Arrellano v. XPO Port Services, Inc., the Court has certified classes beginning in April 2016 and March 2013, respectively. Plaintiffs allege that defendants exercised an impermissible degree of control over plaintiffs’ operations through the terms of the parties’ contracts and defendants’ policies, including enforcement of requirements imposed on motor carriers by state and federal law. The particular claims asserted vary from case to case but generally include claims that, should the contract carriers be determined to be employees, they would be entitled to reimbursement for unpaid wages, unpaid overtime, unpaid wages for missed meal and rest periods, reimbursement of certain of the contract carriers’ business expenses (including fuel and insurance related costs), Labor Code penalties under California’s Private Attorneys General Act, and attorneys’ fees and costs associated with bringing the action. Discovery is ongoing in these matters, and defendants continue to mount a vigorous defense on the merits of plaintiffs’ claims, including as to the threshold issue of employment classification. Both cases are scheduled for trial in September 2021; however, this date may be impacted or significantly delayed by the effect of the COVID-19 pandemic on Court operations, including the scheduling of jury trials. We anticipate further legal rulings from the Court at or before trial that may substantially affect the scope of the claims asserted. As a result, we are unable at this time to estimate the amount of the possible loss or range of loss, if any, that we may incur as a result of these claims.
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
As of February 5, 2021, there were approximately 133 record holders of our common stock. We have never paid, and have no immediate plans to pay, cash dividends on our common stock. If the Logistics segment spin-off is completed, it will likely be executed through the payment of a dividend of shares of common stock of the new company to XPO stockholders.
Stock Performance Graph
The graph below compares the cumulative five-year total return of holders of our common stock with the cumulative total returns, including reinvestment of any dividends, of the Dow Jones Transportation Average index and the S&P 400 MidCap index. The graph tracks the performance of a $100 investment in our common stock and in each index from December 31, 2015 to December 31, 2020.

$450
$425
$400
$375
$350
$325
$300
$275
$250
$225
$200
$175
$150
$125
$100
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
XPO Logistics, Inc.
Dow Jones Transportation Average
S&P 400 Midcap

	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
XPO Logistics, Inc.	$100.00	$158.39	$336.11	$209.32	$292.48	$437.43
Dow Jones Transportation Average	$100.00	$122.32	$145.59	$127.65	$154.24	$179.72
S&P 400 Midcap	$100.00	$120.74	$140.35	$124.80	$157.49	$179.00

Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended December 31, 2020, we issued 19,962 unregistered shares of our common stock as a result of the cashless exercise of warrants by a certain shareholder. The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933, as amended, in accordance with Section 4(a)(2) thereof, as a transaction by an issuer not involving any public offering.
In December 2020, following approvals by a disinterested special committee of our Board of Directors and the Audit Committee to the extent required by our policy on related party transactions, we entered into separate exchange agreements with certain holders of our preferred stock and warrants, including some of our directors and officers, pursuant to which (i) holders of our preferred stock exchanged their preferred shares for a combination of (x) our common stock, based on the number of shares of common stock into which our preferred stock was then convertible; and (y) a lump-sum cash payment that represented an approximation of the net present value of the future dividends required by the terms of our preferred stock to be paid by us; and (ii) holders of our warrants exchanged their warrants for the number of shares of our common stock that was equal to the number of shares of common stock that such holder would be entitled to receive upon an exercise of the warrants less the number of shares of our common stock that had an approximate value equal to the exercise price of the warrants, based on the formula set forth in the exchange agreements. We issued an aggregate of 266,590 unregistered shares of our common stock in connection with the warrant exchanges, and an aggregate of 9,920,709 unregistered shares of our common stock in connection with the preferred exchanges. We also agreed to issue, subject to the satisfaction of customary closing conditions, an aggregate of 9,071,162 unregistered shares of our common stock as part of these warrant exchanges. The exchange transactions were made to simplify our equity capital structure, including in contemplation of our previously announced plan to pursue a spin-off of our Logistics segment.
The Company also issued unregistered shares of our common stock during the first quarter of 2020 as previously disclosed in its Quarterly Report on Form 10-Q.

ITEM 6.    SELECTED FINANCIAL DATA
The following tables set forth our selected historical and quarterly consolidated financial data. This financial data should be read together with our Consolidated Financial Statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other financial data appearing elsewhere in this Annual Report.

	As of or For the Years Ended December 31,
(In millions, except per share data)	2020 (1)	2019	2018	2017	2016 (2)
Operating Results:
Revenue	$16,252	$16,648	$17,279	$15,381	$14,619
Operating income (3)	391	821	704	582	464
Income before income taxes	148	569	566	261	107
Net income (4)	117	440	444	360	85
Net income attributable to common shareholders (5)	79	379	390	312	63
Per Share Data:
Basic earnings per share	$0.87	$3.95	$3.17	$2.72	$0.57
Diluted earnings per share	0.78	3.57	2.88	2.45	0.53
Financial Position:
Total assets (6)	$16,169	$14,128	$12,270	$12,602	$11,698
Long-term debt, less current portion	5,369	5,182	3,902	4,418	4,732
Preferred stock (7)	1	41	41	41	42
Total equity	2,849	2,896	3,970	4,010	3,038
(1)    Our 2020 results were significantly impacted by the COVID-19 pandemic.
(2)    During the fourth quarter of 2016, we divested our North American Truckload operations.
(3)    Operating income for 2017 and 2016 reflects the retrospective effects from the January 1, 2018 adoption of Accounting Standard Update (“ASU”) 2017-07, Compensation - Retirement Benefits (Topic 715): “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.”
(4)    Net income for 2017 included a $173 million benefit related to the revaluation of our net deferred tax liabilities as a result of the Tax Cuts and Jobs Act (the “Tax Act”).
(5)    Net income attributable to common shareholders for the year ended December 31, 2020 reflects a preferred stock conversion charge of $22 million. See Note 14—Stockholders’ Equity to the Consolidated Financial Statements for more information.
(6)    Total assets for 2019 reflects the January 1, 2019 adoption of ASU 2016-02, Leases (Topic 842).
(7)    In December 2020, we entered into agreements with some holders of our preferred stock to facilitate the exchange of their preferred stock holdings into our common stock. See Note 14—Stockholders’ Equity to the Consolidated Financial Statements for more information.

Our unaudited results of operations for each of the quarters in the years ended December 31, 2020 and 2019 are summarized below:

(In millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (2) (3) (4)
2020
Revenue	$3,864	$3,502	$4,221	$4,665
Operating income (loss)	81	(141)	223	228
Net income (loss)	25	(134)	98	128
Net income (loss) attributable to common shareholders (1)	21	(132)	84	93
Basic earnings (loss) per share (1)	0.23	(1.45)	0.93	1.01
Diluted earnings (loss) per share (1)	0.20	(1.45)	0.83	0.91
2019
Revenue	$4,120	$4,238	$4,154	$4,136
Operating income	132	258	229	202
Net income	52	145	136	107
Net income attributable to common shareholders (1)	43	122	117	96
Basic earnings per share (1)	0.40	1.32	1.27	1.04
Diluted earnings per share (1)	0.37	1.19	1.14	0.93
(1) The sum of the quarterly Net income attributable to common shareholders and earnings per share may not equal annual amounts due to differences in the weighted-average number of shares outstanding during the respective periods and the impact of the two-class method of calculating earnings per share.
(2) The fourth quarter of 2020 included a restructuring charge of $3 million and gains on sales of property and equipment of $21 million.
(3) The fourth quarter of 2020 included a $22 million, or $0.22 per diluted share, preferred stock conversion charge that reduced income attributable to common shareholders for earnings per share purposes, but did not affect net income, associated with the December 2020 conversion of our preferred stock.
(4) The fourth quarter of 2019 included a restructuring charge of $21 million and gains on sales of property and equipment of $37 million.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
XPO Logistics provides cutting-edge supply chain solutions to the most successful companies in the world. We have two reporting segments: Transportation and Logistics. Our Transportation segment facilitates the movement of raw materials, parts and finished goods. We accomplish this by using our proprietary technology, third-party independent carriers and our transportation assets and service centers. Our transportation services include less-than-truckload (“LTL”), truck brokerage and other transportation services.
In our Logistics segment, which we sometimes refer to as supply chain, we provide a wide range of services differentiated by our proprietary technology and our ability to customize solutions for individual customers. Our services include high-value-add warehousing and distribution, e-commerce and omnichannel fulfillment, cold chain logistics, packaging and labeling, factory support, aftermarket support, inventory management, order personalization and supply chain optimization, such as production flow management. In addition, we are a major provider of reverse logistics, which is also called returns management. Reverse logistics is a fast-growing area of logistics that includes the inspection, repackaging, refurbishment, resale or disposal of returned merchandise, as well as refunding and warranty management.
In December 2020, we announced that our Board of Directors unanimously approved a plan to pursue a spin-off of 100% of our Logistics segment as a separate publicly traded company. We intend to structure the spin-off as a distribution that is generally tax-free for U.S. federal income tax purposes to XPO shareholders (except with respect to any cash received in lieu of fractional shares) and would result in XPO shareholders owning stock in both companies. If completed, the spin-off will result in separate public companies with clearly delineated service offerings. XPO will be a global provider of primarily LTL transportation and truck brokerage services, and the spun-off company will be the second largest contract logistics provider in the world. Both companies’ stocks are expected to trade on the New York Stock Exchange, and we plan to consider a dual listing on the London Stock Exchange for the spun-off company in due course.
The transaction is currently expected to be completed in the second half of 2021, subject to various conditions. There can be no assurance that the spin-off will occur or, if it does occur, of its terms or timing.
Separately, in March 2020, we announced that we had entered into an agreement to acquire the majority of Kuehne + Nagel’s contract logistics operations in the United Kingdom. The operations, which include roughly 5,700 employees and provide a range of logistics services, including inbound and outbound distribution, reverse logistics management and inventory management, will be included in our Logistics segment. The acquisition was completed in January 2021.
This discussion focuses on our 2020 results, compared with 2019 results. The discussion of our 2019 results, compared with 2018 results, can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2019 Annual Report on Form 10-K.
Impacts of COVID-19
As a global provider of supply chain solutions, our business can be impacted to varying degrees by factors beyond our control. The rapid escalation of COVID-19 into a pandemic in 2020 has affected, and will continue to affect, economic activity broadly and customer sectors served by our industry.
In response to the COVID-19 pandemic, the governments of many countries, states, cities and other geographic regions have taken and are continuing to take preventative or reactive actions, such as imposing restrictions on travel and business operations and establishing guidelines for social distancing and occupational safety. Due to the critical role we play in moving goods and equipment in the markets we serve, XPO is considered an “essential business,” providing supply chain solutions to crucial industries and delivering critical consumer goods. As a result, our sites have generally remained open and operating, and we have continued to serve our customers while employing significant measures to protect our employees and keep them safe.

The COVID-19 pandemic and associated impacts on economic activity had an adverse effect on our results of operations and financial condition for the year ended December 31, 2020, as discussed below. We experienced declines in demand for our services that began in the first quarter of 2020, had a substantial impact in the second quarter of 2020, and abated throughout the second half of 2020. These declines in demand meaningfully affected our results in both North America and Europe.
Due to the largely unprecedented and evolving nature of the COVID-19 pandemic, it remains very difficult to predict the extent of the impact on our industry generally and our business in particular. Furthermore, the extent and pace of a recovery remains uncertain and may differ significantly among the countries in which we operate. We expect our results of operations will continue to be impacted by this pandemic in 2021.
We have incurred net incremental costs related to COVID-19 to ensure that we meet the needs of our customers and employees; these include costs for personal protective equipment (“PPE”), temporary site closures, site cleanings and enhanced employee benefits. We also implemented supplemental “appreciation pay” programs for thousands of frontline employees who continued to work during the pandemic. We expect to continue to incur additional costs as we implement operational changes in response to the pandemic. However, the majority of our cost base is variable, and we have taken and, if appropriate, will continue to take aggressive actions to adjust our expenses to reflect changes in demand for our services. These actions include reduced use of contractors, reduced employee hours, furloughs, layoffs and required use of paid time off, consistent with applicable regulations. While we could not fully offset the decrease in demand for our services arising from the economic disruption of the pandemic in 2020, the actions we have taken, combined with the variable components of our cost structure, have mitigated the impact on our profitability relative to the impact on our revenue and volumes.
A further discussion of the potential impact of the COVID-19 pandemic on our business is set forth above in Part I, Item 1A. Risk Factors.
Consolidated Summary Financial Table

	Years Ended December 31,		Percent of Revenue		Change
(Dollars in millions)	2020 (1)	2019 (2)	2020	2019	2020 vs. 2019
Revenue	$16,252	$16,648	100.0%	100.0%	(2.4)%
Cost of transportation and services	7,852	8,303	48.3%	49.9%	(5.4)%
Direct operating expense	5,837	5,679	35.9%	34.1%	2.8%
Sales, general and administrative expense	2,172	1,845	13.4%	11.1%	17.7%
Operating income	391	821	2.4%	4.9%	(52.4)%
Other income	(79)	(54)	(0.5)%	(0.3)%	(46.3)%
Foreign currency (gain) loss	(3)	9	—%	0.1%	(133.3)%
Debt extinguishment loss	—	5	—%	—%	(100.0)%
Interest expense	325	292	2.0%	1.8%	11.3%
Income before income tax provision	148	569	0.9%	3.4%	(74.0)%
Income tax provision	31	129	0.2%	0.8%	(76.0)%
Net income	$117	$440	0.7%	2.6%	(73.4)%

(1)Consolidated operating income for 2020 includes $100 million of transaction and integration costs, of which $21 million relates to our Transportation segment and $28 million relates to our Logistics segment, and $56 million of restructuring expense.
(2)Consolidated operating income for 2019 includes $5 million of transaction and integration costs and $49 million of restructuring expense.
The transaction and integration costs for 2020 are primarily related to our previously announced exploration of strategic alternatives that was terminated in March 2020 and costs related to our planned acquisition of the Kuehne + Nagel business. For further information on our restructuring actions, see Note 6—Restructuring Charges to the

Consolidated Financial Statements. We also incurred net incremental and direct costs as a result of the COVID-19 pandemic in 2020.
Our consolidated revenue for 2020 decreased by 2.4% to $16.3 billion, from $16.6 billion in 2019. The decrease primarily reflects the impact of COVID-19. Foreign currency movement increased revenue by approximately 0.6 percentage points in 2020.
Cost of transportation and services includes the cost of providing or procuring freight transportation for XPO customers and salaries paid to employee drivers in our LTL and truckload businesses.
Cost of transportation and services in 2020 was $7.9 billion, or 48.3% of revenue, compared with $8.3 billion, or 49.9% of revenue in 2019. The year-over-year decrease as a percentage of revenue was primarily driven by a higher mix of logistics revenue, lower fuel costs and lower third-party transportation costs in our transportation segment, partially offset by incremental PPE and other COVID-19-related costs.
Direct operating expenses are comprised of both fixed and variable expenses and consist of operating costs related to our logistics facilities, last mile warehousing facilities, LTL service centers and European LTL network. Direct operating expenses consist mainly of personnel costs, facility and equipment expenses, such as rent, utilities, equipment maintenance and repair, costs of materials and supplies, information technology expenses, depreciation expense, and gains and losses on sales of property and equipment.
Direct operating expense in 2020 was $5.8 billion, or 35.9% of revenue, compared with $5.7 billion, or 34.1% of revenue, in 2019. The year-over-year increase as a percentage of revenue was primarily driven by the decline in revenue due to COVID-19, a higher mix of logistics revenue, higher facility and payroll costs, and incremental PPE and other COVID-19-related costs. Additionally, 2020 and 2019 included $92 million and $110 million, respectively, from gains on sales of property and equipment.
Sales, general and administrative expense (“SG&A”) primarily consists of salaries and commissions for the sales function, salary and benefit costs for executive and certain administration functions, depreciation and amortization expense, professional fees, facility costs, bad debt expense and legal costs.
SG&A was $2.2 billion in 2020, or 13.4% of revenue, compared with $1.8 billion, or 11.1% of revenue, in 2019. The year-over-year increase in SG&A as a percentage of revenue primarily resulted from the decline in revenue due to COVID-19, higher compensation costs, increased self-insurance expense and incremental PPE and other COVID-19-related costs. Compensation costs were higher for both the fourth quarter and the year ended December 31, 2020 in comparison to the prior-year periods due to the strength of our operating performance in a challenging macro-environment. Additionally, SG&A for 2020 included approximately $74 million of expenses related to our exploration of strategic alternatives, including professional service fees and employee retention costs.
Other income primarily consists of pension income. Other income for 2020 was $79 million, compared with $54 million in 2019. The year-over-year increase reflects $27 million of higher net periodic pension income in 2020.
Foreign currency (gain) loss was a $3 million gain in 2020, compared with a $9 million loss in 2019. Foreign currency (gain) loss in 2020 primarily reflected unrealized gains on foreign currency option and forward contracts and a realized gain on a terminated net investment hedge, partially offset by foreign currency transaction and measurement losses. Foreign currency loss in 2019 primarily reflected unrealized losses on foreign currency option and forward contracts. For additional information on our foreign currency option and forward contracts, see Note 11—Derivative Instruments to our Consolidated Financial Statements.
Debt extinguishment loss was $5 million in 2019 and related to the write-off of debt issuance costs for an unsecured credit facility (“Unsecured Credit Facility”) that was repaid in 2019. There were no debt extinguishment losses in 2020.
Interest expense for 2020 increased 11.3% to $325 million, from $292 million in 2019. The increase in interest expense was primarily due to higher average total indebtedness, including the senior notes due 2025 (the “Senior Notes due 2025”) that were issued in the second quarter of 2020, partially offset by lower interest rates in 2020.

Our consolidated income before income taxes in 2020 was $148 million, compared with $569 million in 2019. The decrease primarily was driven by lower operating income in our Transportation and Logistics segments, as discussed below, and higher interest expense, partially offset by higher other income. With respect to our U.S. operations, income before income taxes decreased by $330 million in 2020, compared with the prior year, primarily due to the impact of COVID-19 and higher interest expense. With respect to our non-U.S. operations, income before income taxes decreased by $91 million in 2020 compared with the prior year, primarily due to the impact of COVID-19.
Our effective income tax rates were 21.1% and 22.6% in 2020 and 2019, respectively. The decrease in our effective income tax rate for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily driven by income tax benefits associated with stock-based compensation.
The U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted in March 2020 provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. We have applied the provisions of the CARES Act relating to income taxes and realized a $4 million reduction in cash taxes as well as an immaterial income tax benefit on our Consolidated Statements of Income in 2020. Additionally, we benefited from the ability to defer the payment of certain payroll taxes that would otherwise have been required in 2020. We have not applied for any government loans under the CARES Act or similar laws.
Restructuring Charges
We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure, including actions in response to COVID-19. Restructuring charges were recorded on our Consolidated Statements of Income as follows:

	Years Ended December 31,
(In millions)	2020	2019
Cost of transportation and services	$1	$2
Direct operating expense	7	1
Sales, general and administrative expense	48	46
Total	$56	$49
For more information, see Note 6—Restructuring Charges to our Consolidated Financial Statements. Upon successful completion of the restructuring initiatives recorded in 2020, we expect to achieve annualized pre-tax savings of approximately $100 million by the end of 2021. In addition, we may incur incremental restructuring costs in 2021 in connection with the planned spin-off of our Logistics segment or for other reasons; however, we are currently unable to reasonably estimate these costs.
Transportation Segment

	Years Ended December 31,		Percent of Revenue		Change
(Dollars in millions)	2020	2019	2020	2019	2020 vs. 2019
Revenue	$10,199	$10,687	100.0%	100.0%	(4.6)%
Operating income	507	752	5.0%	7.0%	(32.6)%
Total depreciation and amortization	453	447			1.3%
Revenue in our Transportation segment decreased 4.6% to $10.2 billion in 2020, compared with $10.7 billion in 2019. The decline in revenue primarily reflected the impact of COVID-19 and lower fuel revenue. Foreign currency movement increased revenue by approximately 0.4 percentage points in 2020.
Operating income in our Transportation segment was $507 million, or 5.0% of revenue, in 2020, compared with $752 million, or 7.0% of revenue, in 2019. The decrease in operating income was primarily driven by lower revenue, higher facility costs, expenses related to our exploration of strategic alternatives and incremental PPE and other COVID-19-related costs. These higher costs were partially offset by lower third-party transportation, fuel and personnel costs. Depreciation and amortization expense in 2019 included $6 million related to the impairment of customer relationship intangible assets associated with exiting the direct postal injection business.
Logistics Segment

	Years Ended December 31,		Percent of Revenue		Change
(Dollars in millions)	2020	2019	2020	2019	2020 vs. 2019
Revenue	$6,182	$6,093	100.0%	100.0%	1.5%
Operating income	140	241	2.3%	3.9%	(41.9)%
Total depreciation and amortization	301	277			8.7%
Revenue in our Logistics segment increased 1.5% to $6.2 billion in 2020, compared with $6.1 billion in 2019. The increase in revenue compared to 2019 reflects growth in our European business, partially offset by the impact of COVID-19, our elimination of certain low-margin business and the downsizing of business by one of our largest customers in North America in 2019. Foreign currency movement increased revenue by approximately 0.8 percentage points in 2020.
Operating income in our Logistics segment was $140 million, or 2.3% of revenue in 2020, compared with $241 million, or 3.9% of revenue, in 2019. The decrease in operating income was primarily driven by the impact of COVID-19 on revenues, costs and margins, increased depreciation and amortization expense, expenses related to our exploration of strategic alternatives and higher personnel costs, partially offset by higher revenue. Depreciation and amortization expense increased year-over-year due to the impact of prior capital investments, new contract startups and accelerated depreciation due to contract modifications.
Liquidity and Capital Resources
Our principal existing sources of cash are (i) cash generated from operations; (ii) borrowings available under our Second Amended and Restated Revolving Loan Credit Agreement, as amended (the “ABL Facility”) and a Senior Secured Term Loan Credit Agreement; and (iii) proceeds from the issuance of other debt. As of December 31, 2020, we have $883 million available to draw under our ABL Facility, based on a borrowing base of $1.1 billion, outstanding borrowings of $200 million and outstanding letters of credit of $17 million, as well as $150 million available to draw under the Senior Secured Term Loan Credit Agreement.
Our cash and cash equivalents balance was $2.1 billion as of December 31, 2020, compared to $377 million as of December 31, 2019. The increase in cash and cash equivalents is largely due to the issuance of our Senior Notes due 2025 in 2020 and cash flows generated from operating activities in 2020.
Managing our balance sheet prudently and maintaining appropriate liquidity are high priorities during the disruption caused by COVID-19. In order to best position us to navigate this uncertain period, we have taken a number of actions to further strengthen our liquidity.
We borrowed a net $200 million in revolving loans under our existing ABL Facility in 2020. In addition, in April 2020, we entered into the Senior Secured Term Loan Credit Agreement which allows us to borrow up to $150 million in aggregate principal amount of committed secured term loans and request the issuance of up to $200 million in aggregate face amount of secured letters of credit under an evergreen letter of credit facility. Also in the second quarter of 2020, we completed private placements of $1.15 billion aggregate principal amount of Senior Notes due 2025. The Senior Secured Term Loan Credit Agreement and Senior Notes due 2025 are discussed further below. In June 2020, we amended certain provisions of the ABL Facility to provide additional debt financing flexibility.
We continually evaluate our liquidity requirements in light of our operating needs, growth initiatives and capital resources. We believe that our existing liquidity and sources of capital are sufficient to support our operations over the next 12 months. In conjunction with the planned spin-off of our Logistics segment, we expect to further evaluate our liquidity needs, capital structure and sources of capital for the Transportation and Logistics businesses on a stand-alone basis.
Trade Receivables Securitization and Factoring Programs
We sell certain of our trade accounts receivable on a non-recourse basis to third-party financial institutions under factoring agreements. We account for these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the Consolidated Statements of Cash Flows. We also sell trade accounts receivable under a securitization program described below. We use trade receivables securitization and factoring programs to help manage our cash flows and offset the impact of extended payment terms for some of our customers.
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
We account for transfers under our securitization and factoring arrangements as sales because we sell full title and ownership in the underlying receivables and control of the receivables is considered transferred. For these transfers, the receivables are removed from our Consolidated Balance Sheets at the date of transfer. In the securitization and factoring arrangements, any of our continuing involvement is limited to servicing the receivables. The fair value of any servicing assets and liabilities is immaterial. Our trade receivables securitization program permits us to borrow, on an unsecured basis, cash collected in a servicing capacity on previously sold receivables, which we report within short-term debt on our Consolidated Balance Sheets.
Under a securitization program that was terminated in July 2019, we accounted for transfers as either sales or secured borrowings based on an evaluation of whether control has transferred. For the transfers that did not meet the criteria for surrender of control, the transaction was accounted for as a secured borrowing. These secured borrowings were repaid when the program was terminated. For transfers that were accounted for as sales, the consideration received included a simultaneous cash payment and a deferred purchase price receivable. The deferred purchase price receivable was not a trade receivable and was recorded based on its fair value and reported within Other current assets on our Consolidated Balance Sheets. The cash payment which we received on the date of the transfer was reflected within Net cash provided by operating activities on our Consolidated Statement of Cash Flows. As we received cash payments on the deferred purchase price receivable, it was reflected as an investing activity. The new program does not include a deferred purchase price mechanism.
The maximum amount of net cash proceeds available at any one time under the new program, inclusive of any unsecured borrowings, is €400 million (approximately $489 million as of December 31, 2020). As of December 31, 2020, €75 million (approximately $92 million) was available to us, subject to having sufficient receivables available to sell to the Purchasers.
Under the current program, we service the receivables we sell on behalf of the Purchasers, which gives us visibility into the timing of customer payments. The benefit to our cash flow includes the difference between the cash consideration in the table below and the amount we collected as a servicer on behalf of the Purchasers. In 2020 and 2019, we collected cash as servicer of $2.9 billion and $2.2 billion, respectively.

Information related to the trade receivables sold was as follows:

	Years Ended December 31,
(In millions)	2020	2019	2018
Securitization programs (1)
Receivables sold in period	$2,868	$2,231	$231
Cash consideration	2,868	2,095	179
Deferred purchase price	—	135	52

Factoring programs
Receivables sold in period	687	858	663
Cash consideration	686	854	660
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
Secured Debt
In April 2020, we entered into a Senior Secured Term Loan Credit Agreement, comprised of a $150 million committed secured term loan facility and a $200 million uncommitted secured evergreen letter of credit facility. We did not draw on the term loan facility through its term, which ended in January 2021.
Letters of credit under the letter of credit facility shall expire within one year of issuance and may contain automatic one-year renewals until the letter of credit facility terminates. As of December 31, 2020, we have issued $200 million in aggregate face amount of letters of credit, and have not drawn on the term loan commitments. The credit agreement governing the term loan and letter of credit facilities contains representations and warranties and affirmative and negative covenants customary for financings of this type as well as customary events of default.
Term Loan Facilities
In March 2019, we entered into an amendment to our senior secured term loan credit agreement (the “Term Loan Credit Agreement”) and borrowed an additional $500 million of incremental loans under a new tranche of term loans. For more information on the amendment, refer to Note 12—Debt to our Consolidated Financial Statements. Proceeds from the new tranche of loans were used for general corporate purposes, including funding purchases of our common stock as described in Note 14—Stockholders’ Equity.
Senior Notes
In the second quarter of 2020, we completed private placements of $1.15 billion aggregate principal amount of Senior Notes due 2025. Net proceeds from the notes were invested in cash and cash equivalents.
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
In January 2021, we redeemed our outstanding Senior Notes due 2022 that were originally issued in 2015. See Note 19—Subsequent Events.

Unsecured Credit Facility
In December 2018, we entered into a $500 million Unsecured Credit Facility and borrowed $250 million. We borrowed an additional $250 million in January 2019. We used the proceeds of both borrowings to finance a portion of our share repurchases described in Note 14—Stockholders’ Equity to our Consolidated Financial Statements. In connection with the issuance of the Senior Notes due 2024 described above, we repaid our outstanding obligations under the Unsecured Credit Facility and terminated it in February 2019. We recorded a debt extinguishment loss of $5 million in 2019 in connection with this repayment.
Preferred Stock and Warrant Exchanges
In December 2020, some holders of our convertible preferred stock exchanged their holdings for a combination of our common stock, based on the stated conversion price, and a lump-sum payment that represents an approximation of the net present value of the future dividends payable on the preferred stock. Additionally, some holders of our warrants exchanged (or committed to exchange subject to the satisfaction of certain customary closing conditions) their holdings, including Jacobs Private Equity, LLC, an entity controlled by the Company’s chairman and chief executive officer, for a number of shares of our common stock equal to the number of shares of common stock that such holder would be entitled to receive upon an exercise of the warrants less the number of shares of common stock that have an approximate value equal to the exercise price of the warrants. With respect to the preferred stock, 69,445 shares were exchanged, and we issued 9.9 million shares of common stock and paid $22 million of cash. The $22 million has been reflected as a preferred stock conversion charge in the accompanying consolidated financial statements. With respect to the warrants, 0.3 million warrants were exchanged, and we issued 0.3 million shares of common stock. Additional commitments were made with respect to 9.6 million warrants, which are expected to be converted into 9.1 million shares of common stock in the first quarter of 2021. These exchanges are intended to simplify our equity capital structure, including in contemplation of our previously announced plan to pursue a spin-off of our Logistics segment.
Share Repurchases
In December 2018, our Board of Directors authorized the repurchase of up to $1 billion of our common stock, which was completed in the first quarter of 2019. The share repurchases were funded by our Unsecured Credit Facility and available cash.
In February 2019, our Board of Directors authorized additional repurchases of up to $1.5 billion of our common stock. The 2019 authorization permits us to purchase shares in both the open market and in private transactions, with the timing and number of shares dependent on a variety of factors, including price, general business conditions, market conditions, alternative investment opportunities and funding considerations. We are not obligated to repurchase any specific number of shares and may suspend or discontinue the program at any time. The share purchases under this program have been funded by our available cash and proceeds from our 2019 debt offerings.
Information regarding our shares repurchased, based on settlement date, were as follows:

	Years Ended December 31,
(In millions, except per share data)	2020	2019	2018
Shares purchased and retired	2	25	10
Aggregate value	$114	$1,347	$536
Average price per share	$66.58	$53.41	$53.46
Remaining authorization	$503	$617	$464
Loan Covenants and Compliance
As of December 31, 2020, we were in compliance with the covenants and other provisions of our debt agreements. Any failure to comply with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.

LIBOR
Uncertainty related to the London Interbank Offered Rate (“LIBOR”) phase-out at the end of 2021 may adversely impact the value of, and our obligations under, our ABL and term loan facilities. See the applicable discussion under Item 1A. Risk Factors.
Sources and Uses of Cash
Our cash flows from operating, investing and financing activities, as reflected on our Consolidated Statements of Cash Flows, are summarized as follows:

	Years Ended December 31,
(In millions)	2020	2019
Net cash provided by operating activities	$885	$791
Net cash used in investing activities	(357)	(161)
Net cash provided by (used in) financing activities	1,136	(759)
Effect of exchange rates on cash, cash equivalents and restricted cash	14	2
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,678	$(127)
During 2020, we: (i) generated cash from operating activities of $885 million; (ii) generated proceeds from sales of property and equipment (primarily real estate) of $195 million and (iii) received net proceeds of $1.4 billion from our issuances of debt and short-term borrowings. We used cash during this period primarily to: (i) purchase property and equipment of $526 million; (ii) repurchase common stock of $114 million; and (iii) make payments on debt and finance leases of $102 million.
During 2019, we: (i) generated cash from operating activities of $791 million; (ii) generated proceeds from sales of property and equipment of $252 million; (iii) collected $186 million on the deferred purchase price receivable as described above; and (iv) received proceeds of $1.8 billion on our debt. We used cash during this period primarily to: (i) purchase property and equipment of $601 million; (ii) repurchase common stock of $1.3 billion; (iii) make payments on debt and finance leases of $867 million and (iv) purchase noncontrolling interests of $258 million.
Cash flows from operating activities for 2020 increased by $94 million compared with 2019. The increase reflects the impact of operating assets and liabilities generating $499 million more in cash in 2020, partially offset by lower net income. Within operating assets and liabilities, accrued expenses and other liabilities was a source of cash for 2020 as compared to a use of cash in 2019. This fluctuation primarily reflects the deferral of certain tax payments and an increase in compensation and purchased transportation accruals in 2020. Partially offsetting the impact of accrued expenses and other liabilities was the higher use of cash due to increased accounts receivable as a result of higher revenues in the fourth quarter of 2020 compared to 2019.
Investing activities used $357 million of cash in 2020 compared with $161 million used in 2019. During 2020, we used $526 million of cash to purchase property and equipment and received $195 million from sales of property and equipment. During 2019, we used $601 million of cash to purchase property and equipment, received $252 million of cash from sales of property and equipment and received proceeds of $186 million related to the realization of cash on deferred purchase price receivable.
Financing activities generated $1.1 billion of cash in 2020 and used $759 million of cash in 2019. The primary sources of cash from financing activities in 2020 were $1.1 billion of net proceeds from the issuance of Senior Notes due 2025; $200 million of proceeds from borrowings on our ABL Facility, net of payments, and $47 million from net borrowings related to our securitization program. The primary uses of cash from financing activities in 2020 were $114 million used to purchase XPO common stock and $102 million used to repay debt and finance leases. By comparison, the primary uses of cash from financing activities in 2019 were $1.3 billion to repurchase XPO common stock, $867 million used to repay debt and finance leases, and $258 million used to purchase a shareholder’s noncontrolling interest in XPO Logistics Europe SA. The primary source of cash from financing activities in 2019 was $1.7 billion of net proceeds from the issuance of long-term debt, as described above.

Defined Benefit Pension Plans
We sponsor both funded and unfunded defined benefit plans for some employees in the U.S. and internationally. The largest of these plans include the funded U.S. plan and the unfunded U.S. plan and the funded U.K. plan. Historically, we have realized income, rather than expense, from these plans. We generated aggregate income from our U.S. and U.K. plans of $83 million in 2020, $54 million in 2019 and $74 million in 2018. The plans have been generating income due to their funded status and because they do not allow for new plan participants or additional benefit accruals.
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
The discount rates used in determining the net periodic benefit costs and benefit obligations are as follows:

	U.S. Qualified Plans		U.S. Non-Qualified Plans		U.K. Plan
	2020	2019	2020	2019	2020	2019
Discount rate - net periodic benefit costs	2.96%	4.08%	2.40% - 2.78%	3.65% - 3.95%	1.84%	2.56%
Discount rate - benefit obligations	2.48%	3.35%	1.62% - 2.30%	2.72% - 3.20%	1.37%	2.04%
An increase or decrease of 25 basis points in the discount rate would decrease or increase our 2020 pre-tax pension income by $3 million for the U.S. plans and $2 million for the U.K. plan, respectively.
We use a full yield curve approach to estimate the interest cost component of net periodic benefit cost by applying specific spot rates along the yield curve used to determine the benefit obligation to each of the underlying projected cash flows based on time until payment.
Rate of Return on Plan Assets
We estimate the expected return on plan assets using current market data as well as historical returns. The expected return on plan assets is based on estimates of long-term returns and considers the plans’ anticipated asset allocation over the course of the next year. The plan assets are managed using a long-term liability-driven investment strategy that seeks to mitigate the funded status volatility by increasing participation in fixed-income investments generally as funded status increases. This strategy was developed by analyzing a variety of diversified asset-class combinations in conjunction with the projected liabilities of the plans.
For the year ended December 31, 2020, our expected return on plan assets was $102 million for the U.S. plans and $57 million for the U.K. plan, compared to the actual return on plan assets of $274 million for the U.S. plans and $120 million for the U.K. plan. The actual annualized return on plan assets for the U.S. plans for 2020 was approximately 15%, which was above the expected return on asset assumption for the year due to positive performance in a strong long duration fixed income market environment, which represented over 82% of the portfolio, and positive performance from the domestic and international equity markets. The actual annualized return on plan assets for the U.K. plan for 2020 was approximately 11%, which was above the expected return on asset assumption for the year as a result of strong performances across equity and credit asset classes. An increase or decrease of 25 basis points in the expected return on plan assets would increase or decrease our 2020 pre-tax pension income by $5 million for the U.S. plans and $3 million for the U.K. plan.

Actuarial Gains and Losses
Changes in the discount rate and/or differences between the expected and actual rate of return on plan assets results in unrecognized actuarial gains or losses. For our defined benefit pension plans, accumulated unrecognized actuarial losses were $50 million for the U.S. plans and $158 million for the U.K. plan as of December 31, 2020. The portion of the unrecognized actuarial gain/loss that exceeds 10% of the greater of the projected benefit obligation or the fair value of plan assets at the beginning of the year is amortized and recognized as income/expense over the estimated average remaining life expectancy of plan participants. We expect to recognize $1 million of amortization of actuarial gain in our net periodic benefit income for the U.K. plan for 2021.
Effect on Results
The effects of the defined benefit pension plans on our results consist primarily of the net effect of the interest cost on plan obligations for the U.S. plans and the U.K. plan, and the expected return on plan assets. We estimate that the defined benefit pension plans will contribute annual pre-tax income in 2021 of $61 million for the U.S. plans and $41 million for the U.K. plan.
Funding
In determining the amount and timing of pension contributions for the U.S. plans, we consider our cash position, the funded status as measured by the Pension Protection Act of 2006 and generally accepted accounting principles, and the tax deductibility of contributions, among other factors. We contributed $5 million to the U.S. plans in 2020 and 2019, respectively, and we estimate that we will contribute $5 million to the U.S. plans in 2021.
For the U.K. plan, the amount and timing of pension contributions are determined in accordance with U.K. pension codes and trustee negotiations. We contributed $3 million and $2 million to the U.K. plan in 2020 and 2019, respectively. We estimate that we will contribute $1 million to the U.K. plan in 2021.
For additional information, see Note 13—Employee Benefit Plans to our Consolidated Financial Statements.
Contractual Obligations
Our contractual obligations as of December 31, 2020 were:

	Payments Due by Period
(In millions)	Total	2021	2022-2023	2024-2025	Thereafter
Contractual obligations
Finance leases	$479	$97	$169	$107	$106
Operating leases (1)	2,718	579	957	547	635
Purchase commitments	109	73	31	5	—
Debt (excluding finance leases)	6,444	1,254	536	4,354	300
Interest on debt (2)	1,167	246	476	272	173
Total contractual cash obligations	$10,917	$2,249	$2,169	$5,285	$1,214
(1)    As of December 31, 2020, we had additional operating leases that have not yet commenced with future undiscounted lease payments of $202 million. These operating leases will commence in 2021 through 2022 with initial lease terms of 2 years to 15 years.
(2)    Estimated interest payments have been calculated based on the principal amount of debt and the applicable interest rates as of December 31, 2020.
As of December 31, 2020, our Consolidated Balance Sheet reflects a long-term liability of $371 million for deferred taxes. Additionally, our Consolidated Balance Sheet reflects gross unrecognized tax benefits of $27 million, which are primarily included in long-term liabilities. As the timing of future cash outflows for these liabilities is uncertain, they are excluded from the above table. Actual amounts of contractual cash obligations may differ from estimated amounts due to changes in foreign currency exchange rates. We anticipate net capital expenditures to be between

$475 million and $525 million in 2021 (without giving effect to the planned spin-off of our Logistics segment), funded by cash on hand and available liquidity.
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
For our 2020 and 2019 goodwill assessments, we performed a quantitative analysis for all five of our reporting units using a combination of income and market approaches, with the assistance of a third-party valuation appraiser. As of August 31, 2020 and 2019, we completed our annual impairment tests for goodwill with all of our reporting units having fair values in excess of their carrying values, resulting in no impairment of goodwill.
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
Self-Insurance Accruals
We use a combination of self-insurance programs and purchased insurance to provide for the costs of medical, casualty, liability, vehicular, cargo and workers’ compensation claims. We periodically evaluate our level of insurance coverage and adjust our insurance levels based on risk tolerance and premium expense. Liabilities for the risks we retain, including estimates of claims incurred but not reported, are not discounted and are estimated, in part, by considering historical cost experience, demographic and severity factors, and judgments about current and expected levels of cost per claim and retention levels. Additionally, claims may emerge in future years for events that occurred in a prior year at a rate that differs from previous actuarial projections. We believe the actuarial methods are appropriate for measuring these self-insurance accruals. However, based on the number of claims and the length of time from incurrence of the claims to ultimate settlement, the use of any estimation method is sensitive to the assumptions and factors described above. Accordingly, changes in these assumptions and factors can affect the estimated liability and those amounts may be different than the actual costs paid to settle the claims.
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
Deferred income tax assets represent amounts available to reduce income taxes payable in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating losses and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing all available evidence, including the reversal of deferred tax liabilities, carrybacks available, and historical and projected pre-tax profits generated by our operations. Valuation allowances are established when, in management’s judgment, it is more likely than not that our deferred tax assets will not be realized. In assessing the need for a valuation allowance, management weighs the available positive and negative evidence, including limitations on the use of tax losses and other carryforwards due to changes in ownership, historic information, and projections of future sources of taxable income that include and exclude future reversals of taxable temporary differences.
New Accounting Standards
Information related to new accounting standards is included in Note 2—Basis of Presentation and Significant Accounting Policies.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk disclosures involve forward-looking statements. Actual results could differ materially from those projected in such forward-looking statements. We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and commodity price risk.
Interest Rate Risk
We have exposure to changes in interest rates on our debt, as follows:
Term Loan Facilities. As of December 31, 2020, we had an aggregate principal amount outstanding of $2.0 billion on our Term Loan Facilities. The interest rate fluctuates based on LIBOR or a Base Rate, as defined in the agreement, plus an applicable margin. Assuming an average annual aggregate principal amount outstanding of $2.0 billion, a hypothetical 1% increase in the interest rate would have increased our annual interest expense by $20 million. Additionally, we utilize short-term interest rate swaps to mitigate variability in forecasted interest payments on our Term Loan Facilities. The interest rate swaps convert floating-rate interest payments into fixed rate interest payments.
ABL Facility. The interest rates on our ABL Facility fluctuate based on LIBOR or a Base Rate, as defined in the agreement, plus an applicable margin. Assuming our $1.1 billion ABL Facility was fully drawn throughout 2020, a hypothetical 1% change in the interest rate would have increased our annual interest expense by $11 million.
Fixed Rate Debt. As of December 31, 2020, we had an aggregate principal amount outstanding of $4.2 billion of indebtedness (excluding finance leases) that bears interest at fixed rates. A 1% decrease in market interest rates as of December 31, 2020 would increase the fair value of our fixed-rate indebtedness by approximately 3%. For additional information concerning our debt, see Note 12—Debt to our Consolidated Financial Statements.

We also have exposure to changes in interest rates as a result of our cash balances, which totaled $2.1 billion as of December 31, 2020 and generally earn interest income that approximates LIBOR. Assuming an annual average cash balance as of $2.1 billion, a hypothetical 1% increase in the interest rate would reduce our net interest expense by $21 million.
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
In connection with the issuances of our Senior Notes due 2023 and Senior Notes due 2022, we entered into cross-currency swap agreements to manage our foreign currency exchange risk by effectively converting a portion of the fixed-rate USD-denominated notes, including the interest payments, to fixed-rate, EUR-denominated debt. The risk management objective is to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies.
We use foreign currency option contracts to mitigate the risk of a reduction in the value of earnings from our operations that use the EUR or GBP as their functional currency.
As of December 31, 2020, a uniform 10% strengthening in the value of the USD relative to the EUR would have resulted in a decrease in net assets of $63 million. As of December 31, 2020, a uniform 10% strengthening in the value of the USD relative to the GBP would have resulted in a decrease in net assets of $53 million. These theoretical calculations assume that an instantaneous, parallel shift in exchange rates occurs, which is not consistent with our actual experience in foreign currency transactions. Fluctuations in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ services become more or less attractive. The sensitivity analysis of the impact of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.
Commodity Price Risk
We are exposed to price fluctuations for diesel fuel purchased for use in our vehicles. During the year ended December 31, 2020, diesel prices fluctuated by as much as 12% in France, 8% in the United Kingdom, and 30% in the United States. However, we include price adjustment clauses or cost-recovery mechanisms in many of our customer contracts in the event of a change in the cost to purchase fuel. The clauses mean that substantially all fluctuations in the purchase price of diesel, except for short-term economic fluctuations, can be passed on to customers in the sales price. Therefore, a hypothetical 10% change in the price of diesel would not be expected to materially affect our financial performance over the long term.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
XPO Logistics, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of XPO Logistics, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in Note 8 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standard Update (ASU) No. 2016-02, Leases and its related amendments (Topic 842).
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
Liabilities for self-insured claims
As discussed in Note 2 to the consolidated financial statements, the Company uses a combination of self-insurance programs and purchased insurance to provide for the costs of liability, vehicular, and workers’ compensation claims (self-insured claims). The Company records estimates of the undiscounted liability associated with claims incurred as of the balance sheet date, including estimates of claims incurred but not reported, by considering historical cost experience, demographic and severity factors, and judgments about current and expected levels of cost per claim and retention levels. These liabilities are recorded within accrued liabilities and other long-term liabilities as of December 31, 2020.
We identified the assessment of the estimated liabilities for self-insured claims as a critical audit matter. The evaluation of the uncertainty in the amounts that will ultimately be paid to settle these claims required subjective auditor judgment. Assumptions that may affect the estimated liability of claims include the consideration of historical cost experience, severity factors, and judgments about current and expected levels of cost per claims and retention levels that have uncertainty related to future occurrences or events and conditions. Additionally, the Company’s liabilities for self-insured claims included estimates for expenses of claims that have been incurred but have not been reported, and specialized skills were needed to evaluate the actuarial methods and assumptions used to assess these estimates.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s self-insurance process. This included controls over the assumptions used in estimating the liabilities for self-insured claims. In addition, we compared the Company’s estimates of liabilities for individual self-insured claims to current available information, which included legal claims, incident and case reports, current and historical cost experience, or other evidence. We involved an actuarial professional with specialized skills and knowledge, who assisted in:
•comparing the Company’s actuarial reserving methodologies with accepted actuarial methods and procedures

•evaluating assumptions used in determining the liability, including expected level of cost per claim and retention levels, in relation to recent historical loss payment trends and severity factors
•developing an independent expected range of liabilities, including liabilities for claims that have been incurred but have not been recorded, based on actuarial methodologies
•comparing the Company’s recorded liability to the independently developed liability range.
Assessment of the carrying value of goodwill
As discussed in Notes 2 and 9 to the consolidated financial statements, the goodwill balance as of December 31, 2020 was $4,599 million. The Company performs goodwill impairment testing annually, or more frequently if events or circumstances indicate the carrying value of a reporting unit that includes goodwill might exceed the fair value of that reporting unit. In assessing the carrying value of goodwill, the Company uses a third-party appraiser, who uses a combination of an income approach and a market approach to estimate fair value. The income approach is based on the present value of estimated future cash flows, discounted at a risk-adjusted rate to estimate the fair value of the reporting units. The market approach is based on comparable market multiples for companies engaged in similar business, as well as recent transactions within the industry.
We identified the assessment of the carrying value of goodwill for each of the Company’s reporting units as a critical audit matter. Assessment of certain assumptions used to estimate fair value under the income approach, including the fair value model, long-term future growth rates, and the risk-adjusted discount rate, had estimation uncertainty, which resulted in subjective auditor judgment and required specialized skills and knowledge. Additionally, assessment of the guideline public companies and transactions within the industry used to estimate fair value under the market approach required significant auditor judgment. Changes to these assumptions may have a significant effect on the Company’s assessment of the carrying value of the goodwill.
The following are the primary procedures performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill impairment assessment process. This included controls related to the determination of the fair value of the reporting units, the estimate of long-term future growth rates, the assumptions used to develop the risk-adjusted discount rates, and the determination of the guideline public companies and transactions within the industry. We performed sensitivity analyses over the fair value model for long-term future growth rates to assess their impact on the Company’s determination of the fair value of each reporting unit. We compared the Company’s historical growth rate forecast to actual results to assess the Company’s ability to accurately forecast. We involved valuation professionals with specialized skill and knowledge, who assisted in:
•comparing the valuation methodologies used by the Company to valuation standards
•comparing the Company’s risk-adjusted discount rates to risk-adjusted discount rate ranges that were independently developed using publicly available third-party market data for comparable entities
•comparing the long-term growth rates to industry data, economic growth data, and long-term growth rates used by the Company in prior years’ valuation analyses
•evaluating the guideline public companies and transactions used by the Company by reading the business descriptions, examining financial metrics of the comparable public companies and transactions within the industry, and considering market participant guidance and perspective.

/s/ KPMG LLP
We have served as the Company’s auditor since 2011.
Stamford, Connecticut

February 12, 2021

XPO Logistics, Inc.
Consolidated Balance Sheets

	December 31,
(In millions, except per share data)	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$2,054	$377
Accounts receivable, net of allowances of $65 and $58, respectively	2,886	2,500
Other current assets	430	465
Total current assets	5,370	3,342
Long-term assets
Property and equipment, net of $2,568 and $2,054 in accumulated depreciation, respectively	2,661	2,704
Operating lease assets	2,278	2,245
Goodwill	4,599	4,450
Identifiable intangible assets, net of $909 and $784 in accumulated amortization, respectively	974	1,092
Other long-term assets	287	295
Total long-term assets	10,799	10,786
Total assets	$16,169	$14,128
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,255	$1,157
Accrued expenses	1,814	1,414
Short-term borrowings and current maturities of long-term debt	1,338	84
Short-term operating lease liabilities	483	468
Other current liabilities	263	135
Total current liabilities	5,153	3,258
Long-term liabilities
Long-term debt	5,369	5,182
Deferred tax liability	371	495
Employee benefit obligations	192	157
Long-term operating lease liabilities	1,795	1,776
Other long-term liabilities	440	364
Total long-term liabilities	8,167	7,974
Stockholders’ equity
Convertible perpetual preferred stock, $0.001 par value; 10 shares authorized; 0.001 and 0.07 of Series A shares issued and outstanding as of December 31, 2020 and 2019, respectively	1	41
Common stock, $0.001 par value; 300 shares authorized; 102 and 92 shares issued and outstanding as of December 31, 2020 and 2019, respectively	—	—
Additional paid-in capital	1,998	2,061
Retained earnings	868	786
Accumulated other comprehensive loss	(158)	(145)
Total stockholders’ equity before noncontrolling interests	2,709	2,743
Noncontrolling interests	140	153
Total equity	2,849	2,896
Total liabilities and equity	$16,169	$14,128
See accompanying notes to consolidated financial statements.

XPO Logistics, Inc.
Consolidated Statements of Income

	Years Ended December 31,
(In millions, except per share data)	2020	2019	2018
Revenue	$16,252	$16,648	$17,279
Cost of transportation and services	7,852	8,303	9,013
Direct operating expense	5,837	5,679	5,725
Sales, general and administrative expense	2,172	1,845	1,837
Operating income	391	821	704
Other income	(79)	(54)	(109)
Foreign currency (gain) loss	(3)	9	3
Debt extinguishment loss	—	5	27
Interest expense	325	292	217
Income before income tax provision	148	569	566
Income tax provision	31	129	122
Net income	117	440	444
Net income attributable to noncontrolling interests	(7)	(21)	(22)
Net income attributable to XPO	$110	$419	$422

Net income attributable to common shareholders	$79	$379	$390

Earnings per share data
Basic earnings per share	$0.87	$3.95	$3.17
Diluted earnings per share	$0.78	$3.57	$2.88

Weighted-average common shares outstanding
Basic weighted-average common shares outstanding	92	96	123
Diluted weighted-average common shares outstanding	102	106	135
See accompanying notes to consolidated financial statements.

XPO Logistics, Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(In millions)	2020	2019	2018
Net income	$117	$440	$444

Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss), net of tax effect of $17, $(7) and $(6)	$112	$23	$(100)
Unrealized gain (loss) on financial assets/liabilities designated as hedging instruments, net of tax effect of $—, $(1) and $(1)	(2)	4	(6)
Defined benefit plans adjustment, net of tax effect of $30, $1 and $23	(117)	(19)	(91)
Other comprehensive income (loss)	(7)	8	(197)
Comprehensive income	$110	$448	$247
Less: Comprehensive income (loss) attributable to noncontrolling interests	13	20	(5)
Comprehensive income attributable to XPO	$97	$428	$252
See accompanying notes to consolidated financial statements.

XPO Logistics, Inc.
Consolidated Statements of Cash Flows
	Years Ended December 31,
(In millions)	2020	2019	2018
Operating activities
Net income	$117	$440	$444
Adjustments to reconcile net income to net cash from operating activities
Depreciation, amortization and net lease activity	766	739	716
Stock compensation expense	59	67	49
Accretion of debt	21	21	15
Deferred tax (benefit) expense	(81)	46	45
Debt extinguishment loss	—	5	27
Unrealized (gain) loss on foreign currency option and forward contracts	(2)	9	(20)
Gain on sale of equity investment	—	—	(24)
Gains on sales of property and equipment	(92)	(110)	(8)
Other	45	21	8
Changes in assets and liabilities
Accounts receivable	(382)	(67)	(13)
Other assets	28	(47)	(49)
Accounts payable	69	(120)	35
Accrued expenses and other liabilities	337	(213)	(123)
Net cash provided by operating activities	885	791	1,102
Investing activities
Payment for purchases of property and equipment	(526)	(601)	(551)
Proceeds from sale of property and equipment	195	252	143
Cash collected on deferred purchase price receivable	—	186	—
Other	(26)	2	8
Net cash used in investing activities	(357)	(161)	(400)
Financing activities
Proceeds from issuance of debt	1,155	1,754	1,074
Proceeds from borrowings related to securitization program	47	—	—
Repurchase of debt	—	—	(1,225)
Proceeds from borrowings on ABL facility	1,020	1,935	1,355
Repayment of borrowings on ABL facility	(820)	(1,935)	(1,455)
Repayment of debt and finance leases	(102)	(867)	(119)
Payment for debt issuance costs	(22)	(28)	(10)
Proceeds from forward sale settlement	—	—	349
Purchase of noncontrolling interests	(21)	(258)	—
Cash paid in connection with preferred stock conversion	(22)	—	—
Repurchase of common stock	(114)	(1,347)	(536)
Payment for tax withholdings for restricted shares	(26)	(14)	(53)
Other	41	1	—
Net cash provided by (used in) financing activities	1,136	(759)	(620)
Effect of exchange rates on cash, cash equivalents and restricted cash	14	2	(17)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,678	(127)	65
Cash, cash equivalents and restricted cash, beginning of year	387	514	449
Cash, cash equivalents and restricted cash, end of year	$2,065	$387	$514
Supplemental disclosure of cash flow information:
Cash paid for interest	$323	$282	$233
Cash paid for income taxes	$65	$121	$70
See accompanying notes to consolidated financial statements.

XPO Logistics, Inc.
Consolidated Statements of Changes in Equity
For the Three Years Ended December 31, 2020, 2019 and 2018

	Series A Preferred Stock		Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total XPO Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance as of December 31, 2017	72	$41	119,920	$—	$3,590	$(43)	$16	$3,604	$406	$4,010
Net income	—	—	—	—	—	422	—	422	22	444
Other comprehensive loss	—	—	—	—	—	—	(170)	(170)	(27)	(197)
Exercise and vesting of stock compensation awards	—	—	995	—	1	—	—	1	—	1
Tax withholdings related to vesting of stock compensation awards	—	—	—	—	(53)	—	—	(53)	—	(53)
Issuance of common stock from forward sale settlement	—	—	6,000	—	349	—	—	349	—	349
Retirement of common stock	—	—	(11,314)	—	(608)	—	—	(608)	—	(608)
Dividend declared	—	—	—	—	—	(3)	—	(3)	(6)	(9)
Stock compensation expense	—	—	—	—	30	—	—	30	—	30
Other	—	—	82	—	2	1	—	3	—	3
Balance as of December 31, 2018	72	$41	115,683	$—	$3,311	$377	$(154)	$3,575	$395	$3,970
Net income	—	—	—	—	—	419	—	419	21	440
Other comprehensive income (loss)	—	—	—	—	—	—	9	9	(1)	8
Exercise and vesting of stock compensation awards	—	—	489	—	1	—	—	1	—	1
Tax withholdings related to vesting of stock compensation awards	—	—	—	—	(14)	—	—	(14)	—	(14)
Purchase of noncontrolling interests	—	—	—	—	(3)	—	—	(3)	(255)	(258)
Retirement of common stock	—	—	(23,932)	—	(1,275)	—	—	(1,275)	—	(1,275)
Dividend declared	—	—	—	—	—	(3)	—	(3)	(5)	(8)
Stock compensation expense	—	—	—	—	36	—	—	36	—	36
Adoption of new accounting standard and other	—	—	102	—	5	(7)	—	(2)	(2)	(4)
Balance as of December 31, 2019	72	$41	92,342	$—	$2,061	$786	$(145)	$2,743	$153	$2,896

XPO Logistics, Inc.
Consolidated Statements of Changes in Equity (continued)
For the Three Years Ended December 31, 2020, 2019 and 2018

	Series A Preferred Stock		Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total XPO Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance as of December 31, 2019	72	$41	92,342	$—	$2,061	$786	$(145)	$2,743	$153	$2,896
Net income	—	—	—	—	—	110	—	110	7	117
Other comprehensive income (loss)	—	—	—	—	—	—	(13)	(13)	6	(7)
Exercise and vesting of stock compensation awards	—	—	1,411	—	—	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	—	—	(47)	—	—	(47)	—	(47)
Purchase of noncontrolling interests	—	—	—	—	(1)	—	—	(1)	(20)	(21)
Conversion of preferred stock to common stock	(71)	(40)	10,014	—	40	—	—	—	—	—
Preferred stock conversion	—	—	—	—	—	(22)	—	(22)	—	(22)
Retirement of common stock	—	—	(1,715)	—	(114)	—	—	(114)	—	(114)
Dividend declared	—	—	—	—	—	(2)	—	(2)	(6)	(8)
Stock compensation expense	—	—	—	—	52	—	—	52	—	52
Adoption of new accounting standard and other	—	—	—	—	7	(4)	—	3	—	3
Balance as of December 31, 2020	1	$1	102,052	$—	$1,998	$868	$(158)	$2,709	$140	$2,849
See accompanying notes to consolidated financial statements.

XPO Logistics, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019 and 2018
1. Organization
Nature of Operations
We use our integrated network of people, technology and physical assets to help customers manage their goods most efficiently throughout their supply chains. Our customers are multinational, national, mid-size and small enterprises. We run our business on a global basis, with two reportable segments: Transportation and Logistics. See Note 4—Segment Reporting and Geographic Information for additional information on our operations.
In December 2020, we announced that our Board of Directors unanimously approved a plan to pursue a spin-off of 100% of our Logistics segment as a separate publicly traded company. The spin-off, which we intend to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes to XPO shareholders, would result in XPO shareholders owning stock in both companies. If completed, the spin-off will result in separate public companies with clearly delineated service offerings. XPO will be a global provider of primarily less-than-truckload (“LTL”) transportation and truck brokerage services, and the spun-off company will be the second largest contract logistics provider in the world. Both companies’ stocks are expected to trade on the New York Stock Exchange, and we plan to consider a dual listing on the London Stock Exchange for the spun-off company in due course.
The transaction is currently expected to be completed in the second half of 2021, subject to various conditions. There can be no assurance that the spin-off will occur or, if it does occur, of its terms or timing.
2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”), which requires us to make estimates and assumptions that impact the amounts reported and disclosed in our consolidated financial statements and the accompanying notes. We prepared these estimates based on the most current and best available information, but actual results could differ materially from these estimates and assumptions, particularly in light of the outbreak of a strain of coronavirus, COVID-19. COVID-19 has had, and we expect will continue to have, significant effects on economic activity, on demand for our services, and on our results of operations in 2021. Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.
Consolidation
Our consolidated financial statements include the accounts of XPO Logistics, Inc. (“XPO” or “we”) and our majority-owned subsidiaries and variable interest entities (“VIEs”) where we are the primary beneficiary. We have eliminated intercompany accounts and transactions.
To determine if we are a primary beneficiary of a VIE, we evaluate whether we are able to direct the activities that significantly impact the VIE’s economic performance, including whether we control the operations of each VIE and whether we can operate the VIEs under our brand or policies. Investors in these VIEs only have recourse to the assets owned by the VIE and not to our general credit. We do not have implicit support arrangements with any VIE. Other than the special purpose entity related to the European Trade Securitization Program discussed below in this Note and in Note 12—Debt, which we consolidate, assets and liabilities of VIEs where we are the primary beneficiary are not significant to our consolidated financial statements.
We have a controlling financial interest in entities generally when we own a majority of the voting interest. The noncontrolling interests reflected in our consolidated financial statements primarily relate to a minority interest in XPO Logistics Europe SA (“XPO Logistics Europe”), formerly known as Norbert Dentressangle SA, a business we acquired in 2015. As described in Note 3—Purchases of Noncontrolling Interest, we purchased portions of the noncontrolling interests in both 2020 and 2019. Following these acquisitions, the noncontrolling interest was reduced to approximately 3% of XPO Logistics Europe.
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
Transportation
Our transportation segment generates revenue by providing less-than-truckload, freight brokerage and other transportation services for our customers. Additional services may be provided to our customers under their transportation contracts, including unloading and other incidental services. The transaction price is based on the consideration specified in the customer’s contract.
A performance obligation is created when a customer under a transportation contract submits a bill of lading for the transport of goods from origin to destination. These performance obligations are satisfied as the shipments move from origin to destination. We recognize transportation revenue proportionally as a shipment moves from origin to destination and the related costs are recognized as incurred. Some of our customer contracts contain our promise to stand ready to provide transportation services. For these contracts, we recognize revenue on a straight-line basis over the term of the contract because the pattern of benefit to the customer, and our efforts to fulfill the contract, are generally distributed evenly throughout the period. Performance obligations are generally short-term, with transit times usually less than one week. Generally, customers are billed on shipment of the freight or on a monthly basis and make payment according to approved payment terms. When we do not control the specific services, we recognize revenue as the difference between the amount the customer pays us for the service less the amount we are charged by third parties who provide the service.
Logistics
Our Logistics segment generates revenue by providing supply chain services for our customers, including warehousing and distribution, order fulfillment, reverse logistics, packaging and labeling, factory and aftermarket support and inventory management contracts ranging from a few months to a few years. Our performance obligations are satisfied over time as customers receive and consume the benefits of our services. The contracts generally contain a single performance obligation as the distinct services provided remain substantially the same over time and possess the same pattern of transfer. The transaction price is based on the consideration specified in the contract with the customer and contains fixed and variable consideration. In general, the fixed consideration component of a contract represents reimbursement for facility and equipment costs incurred to satisfy the performance obligation and is recognized on a straight-line basis over the term of the contract. The variable consideration component is comprised of cost reimbursement determined based on the costs incurred, while per-unit pricing is determined based on units provided and time and materials pricing is determined based on the hours of services provided. The variable consideration component is recognized over time based on the level of activity.
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
Contract Costs
We expense the incremental costs of obtaining contracts when incurred if the amortization period of the assets is one year or less. These costs are included in Direct operating expense.
Cash, Cash Equivalents and Restricted Cash
We consider all highly liquid investments with an original maturity of three months or less on the date of purchase to be cash equivalents. As of December 31, 2020, 2019 and 2018, our restricted cash included in Other long-term assets on our Consolidated Balance Sheets was $11 million, $10 million and $12 million, respectively.
Accounts Receivable and Allowance for Doubtful Accounts
We record accounts receivable at the contractual amount and we record an allowance for doubtful accounts for the amount we estimate we may not collect. In determining the allowance for doubtful accounts, we consider historical collection experience, the age of the accounts receivable balances, the credit quality and risk of our customers, any specific customer collection issues, current economic conditions, and other factors that may impact our customers’ ability to pay. Commencing in 2020 and in accordance with Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” discussed further below, we also consider reasonable and supportable forecasts of future economic conditions and their expected impact on customer collections in determining our allowance for doubtful accounts. We write off accounts receivable balances once the receivables are no longer deemed collectible.
The roll-forward of the allowance for doubtful accounts was as follows:

	Years Ended December 31,
(In millions)	2020	2019	2018
Beginning balance	$58	$52	$42
Cumulative effect adjustment for adoption of ASU 2016-13	4	—	—
Provision charged to expense	53	34	36
Write-offs, less recoveries, and other adjustments	(50)	(28)	(26)
Ending balance	$65	$58	$52
Trade Receivables Securitization and Factoring Programs
We sell certain of our trade accounts receivable on a non-recourse basis to third-party financial institutions under factoring agreements. We account for these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the Consolidated Statements of Cash Flows. We also sell trade accounts receivable under a securitization program described below. We use trade receivables securitization and factoring programs to help manage our cash flows and offset the impact of extended payment terms for some of our customers.
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
We account for transfers under our securitization and factoring arrangements as sales because we sell full title and ownership in the underlying receivables and control of the receivables is considered transferred. For these transfers, the receivables are removed from our Consolidated Balance Sheets at the date of transfer. In the securitization and factoring arrangements, any of our continuing involvement is limited to servicing the receivables. The fair value of any servicing assets and liabilities is immaterial. Our trade receivables securitization program permits us to borrow, on an unsecured basis, cash collected in a servicing capacity on previously sold receivables, which we report within short-term debt on our Consolidated Balance Sheets. These borrowings amounted to €41 million ($50 million) as of December 31, 2020. See Note 12—Debt for additional information related to our receivables securitization secured borrowing program and these borrowings.
Under a securitization program that was terminated in July 2019, we accounted for transfers as either sales or secured borrowings based on an evaluation of whether control has transferred. For the transfers that did not meet the criteria for surrender of control, the transaction was accounted for as a secured borrowing. These secured borrowings were repaid when the program was terminated. For transfers that were accounted for as sales, the consideration received included a simultaneous cash payment and a deferred purchase price receivable. The deferred purchase price receivable was not a trade receivable and was recorded based on its fair value and reported within Other current assets on our Consolidated Balance Sheets. The cash payment which we received on the date of the transfer was reflected within Net cash provided by operating activities on our Consolidated Statement of Cash Flows. As we received cash payments on the deferred purchase price receivable, it was reflected as an investing activity. The new program does not include a deferred purchase price mechanism.
The maximum amount of net cash proceeds available at any one time under the new program, inclusive of any unsecured borrowings, is €400 million (approximately $489 million as of December 31, 2020). As of December 31, 2020, €75 million (approximately $92 million) was available to us, subject to having sufficient receivables available to sell to the Purchasers. The weighted average interest rate was 0.62% as of December 31, 2020. Charges for commitment fees, which are based on a percentage of available amounts, and charges for administrative fees were not material to our results of operations for the years ended December 31, 2020, 2019 and 2018.
Information related to the trade receivables sold was as follows:

	Years Ended December 31,
(In millions)	2020	2019	2018
Securitization programs
Receivables sold in period	$2,868	$2,231	$231
Cash consideration	2,868	2,095	179
Deferred purchase price	—	135	52

Factoring programs
Receivables sold in period	687	858	663
Cash consideration	686	854	660
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
Leases
We determine if an arrangement is a lease at inception. We recognize operating lease right-of-use assets and liabilities at the lease commencement date based on the estimated present value of the lease payments over the lease term. As most of our leases do not provide an implicit rate, we use incremental borrowing rates based on the information available at commencement date to determine the present value of future lease payments. This rate is determined from a hypothetical yield curve that takes into consideration market yield levels of our relevant debt outstanding as well as the index that matches our credit rating, and then adjusts as if the borrowings were collateralized.
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
For our 2020 and 2019 goodwill assessments, we performed a quantitative analysis for all five of our reporting units using a combination of income and market approaches, with the assistance of a third-party valuation appraiser. As of August 31, 2020 and 2019, we completed our annual impairment tests for goodwill with all of our reporting units having fair values in excess of their carrying values, resulting in no impairment of goodwill.
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

Classification	Estimated Useful Life
Customer relationships	5 to 16 years
Non-compete agreements	Term of agreement
Accrued Expenses
The components of accrued expenses as of December 31, 2020 and 2019 are as follows:

	As of December 31,
(In millions)	2020	2019
Accrued salaries and wages	$708	$478
Accrued transportation and facility charges	559	454
Accrued value-added tax and other taxes	220	163
Other accrued expenses	327	319
Total accrued expenses	$1,814	$1,414
Self-Insurance
We use a combination of self-insurance programs and purchased insurance to provide for the costs of medical, casualty, liability, vehicular, cargo and workers’ compensation claims. We periodically evaluate our level of insurance coverage and adjust our insurance levels based on risk tolerance and premium expense.
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

Accumulated Other Comprehensive Income (Loss)
The components of and changes in accumulated other comprehensive income (loss) (“AOCI”), net of tax, for the years ended December 31, 2020 and 2019, are as follows:

(In millions)	Foreign Currency Translation Adjustments	Derivative Hedges	Defined Benefit Plans Liability	Less: AOCI Attributable to Noncontrolling Interests	AOCI Attributable to XPO
As of December 31, 2018	$(143)	$1	$(12)	$—	$(154)
Other comprehensive income (loss)	33	10	(18)	1	26
Amounts reclassified from AOCI	(10)	(6)	(1)	—	(17)
Net current period other comprehensive income (loss)	23	4	(19)	1	9
As of December 31, 2019	(120)	5	(31)	1	(145)
Other comprehensive income (loss)	121	(17)	(116)	(6)	(18)
Amounts reclassified from AOCI	(9)	15	(1)	—	5
Net current period other comprehensive income (loss)	112	(2)	(117)	(6)	(13)
As of December 31, 2020	$(8)	$3	$(148)	$(5)	$(158)
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
Our tax returns are subject to examination by U.S. Federal, state and foreign taxing jurisdictions. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years. We recognize tax benefits from uncertain tax positions only if (based on the technical merits of the position) it is more likely than not that the tax positions will be sustained on examination by the tax authority. We adjust these tax liabilities, including related interest and penalties, based on the current facts and circumstances. We report tax-related interest and penalties as a component of income tax expense.
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
We convert foreign currency transactions recognized on our Consolidated Statements of Income to USD by applying the exchange rate prevailing on the date of the transaction. Gains and losses arising from foreign currency transactions and the effects of remeasuring monetary assets and liabilities are recorded in Foreign currency (gain) loss on our Consolidated Statements of Income.

Foreign currency (gain) loss included on our Consolidated Statements of Income consisted of the following:

	Years Ended December 31,
(In millions)	2020	2019	2018
Unrealized foreign currency option and forward contracts (gains) losses	$(2)	$9	$(20)
Realized foreign currency option, forward and other derivative contracts (gains) losses	(4)	—	16
Foreign currency transaction and remeasurement losses	3	—	7
Total foreign currency (gain) loss	$(3)	$9	$3
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
We base our fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and current maturities of long-term debt approximated their fair values as of December 31, 2020 and 2019 due to their short-term nature and/or being receivable or payable on demand. The Level 1 cash equivalents include money market funds valued using quoted prices in active markets. The Level 2 cash equivalents include short-term investments valued using published interest rates for instruments with similar terms and maturities. For information on the fair value hierarchy of our derivative instruments, see Note 11—Derivative Instruments and for information on financial liabilities, see Note 12—Debt.
The fair value hierarchy of cash equivalents was as follows:

(In millions)	Carrying Value	Fair Value	Level 1	Level 2
December 31, 2020	$1,738	$1,738	$1,738	$—
December 31, 2019	144	144	127	17
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
The gain or loss resulting from fair value adjustments on cash flow hedges are recorded in AOCI on our Consolidated Balance Sheets until the hedged item is recognized in earnings and is presented in the same income statement line item as the earnings effect of the hedged item. The gains and losses on the net investment hedges are recorded as cumulative translation adjustments in AOCI to the extent that the instruments are effective in hedging the designated risk. Gains and losses on cash flow hedges and net investment hedges representing hedge components excluded from the assessment of effectiveness will be amortized into Interest expense on our Consolidated Statements of Income in a systematic manner. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings and are recorded in Foreign currency (gain) loss on our Consolidated Statements of Income.
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
Adoption of New Accounting Standards
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU, as subsequently modified, amends the incurred losses impairment method with a method that reflects expected credit losses on certain types of financial instruments, including trade receivables. We adopted this standard on January 1, 2020 and recorded an immaterial adjustment to total equity for the cumulative impact of adoption.
In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Under the guidance, any capitalized implementation costs would be included in prepaid expenses, amortized over the term of the hosting arrangement on a straight-line basis and presented in the same line items in the Consolidated Statement of Income as the expense for fees of the associated hosting arrangements. We adopted this standard on January 1, 2020 on a prospective basis. The adoption did not have a material effect on our consolidated financial statements.

Accounting Pronouncements Issued but Not Yet Effective
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The ASU is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The ASU also clarifies and amends existing guidance to enhance consistency and comparability among reporting entities. We adopted this standard on January 1, 2021 on a prospective basis. The adoption did not have a material effect on our consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, “Reference rate reform (Topic 848): Facilitation of the effects of reference rate reform on financial reporting.” The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. The amendments apply only to contracts and hedging relationships that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. The amendments are elective and are effective upon issuance through December 31, 2022. We are currently evaluating the impact of the new guidance.
3. Purchases of Noncontrolling Interest
In the third quarter of 2020 and fourth quarter of 2019, we purchased shareholders’ noncontrolling interests in XPO Logistics Europe for €17 million (approximately $21 million) and €234 million (approximately $258 million), respectively.
4. Segment Reporting and Geographic Information
We are organized into two reportable segments: Transportation and Logistics. We evaluate our performance in large part based on the various financial measures of our two reporting segments.
In our Transportation segment, we provide multiple services to facilitate the movement of raw materials, parts and finished goods. We accomplish this by using our proprietary technology, third-party independent carriers and our transportation assets and service centers. Our transportation services include LTL, truck brokerage services and other transportation services.
In our Logistics segment, which we sometimes refer to as supply chain, we provide a wide range of services differentiated by our proprietary technology and our ability to customize solutions for individual customers. Our services include value-added warehousing and distribution, e-commerce and omnichannel fulfillment, cold-chain logistics, packaging and labeling, factory support, aftermarket support, inventory management, order personalization and supply chain optimization, such as product flow management. In addition, our Logistics segment provides reverse logistics, which is also called returns management.
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
Our chief operating decision maker (“CODM”) regularly reviews financial information at the operating segment level to allocate resources to the segments and to assess their performance. We include items directly attributable to a segment, and those that can be allocated on a reasonable basis, in segment results reported to the CODM. We do not provide asset information by segment to the CODM.

Selected financial data for our segments is as follows:

(In millions)	Transportation	Logistics	Corporate	Eliminations/Other	Total
Year Ended December 31, 2020
Revenue	$10,199	$6,182	$—	$(129)	$16,252
Operating income (loss) (1)	507	140	(256)	—	391
Depreciation and amortization	453	301	12	—	766
Year Ended December 31, 2019
Revenue	$10,687	$6,093	$—	$(132)	$16,648
Operating income (loss) (2)	752	241	(172)	—	821
Depreciation and amortization	447	277	15	—	739
Year Ended December 31, 2018
Revenue	$11,343	$6,065	$—	$(129)	$17,279
Operating income (loss) (3)	646	216	(158)	—	704
Depreciation and amortization	461	244	11	—	716
(1) Consolidated operating income for 2020 includes $100 million of transaction and integration costs, of which $21 million relates to our Transportation segment and $28 million relates to our Logistics segment, and $56 million of restructuring expense.
(2) Consolidated operating income for 2019 includes $5 million of transaction and integration costs and $49 million of restructuring expense.
(3) Consolidated operating income for 2018 includes $33 million of transaction, integration and rebranding costs, $21 million of restructuring expense, $26 million of litigation costs and $24 million from gain on sale of equity investment.
The transaction and integration costs for 2020 are primarily related to our previously announced exploration of strategic alternatives that was terminated in March 2020 and costs related to our planned acquisition of the Kuehne + Nagel business, as described in Note 19—Subsequent Events. For further information on our restructuring actions, see Note 6—Restructuring Charges to the Consolidated Financial Statements. We also incurred net incremental and direct costs as a result of the COVID-19 pandemic in 2020, including costs for personal protective equipment, site cleanings and enhanced employee benefits, such as appreciation pay.
As of December 31, 2020 and 2019, we held long-lived tangible assets outside of the U.S. of $825 million and $798 million, respectively.
5. Revenue Recognition
Disaggregation of Revenues
We disaggregate our revenue by geographic area and service offering. Our revenue disaggregated by geographical area, based on sales office location, was as follows:

	Year Ended December 31, 2020
(In millions)	Transportation	Logistics	Eliminations	Total
Revenue
United States	$7,220	$2,220	$(43)	$9,397
North America (excluding United States)	311	50	—	361
France	1,205	643	(13)	1,835
United Kingdom	677	1,526	(53)	2,150
Europe (excluding France and United Kingdom)	739	1,654	(17)	2,376
Other	47	89	(3)	133
Total	$10,199	$6,182	$(129)	$16,252

	Year Ended December 31, 2019
(In millions)	Transportation	Logistics	Eliminations	Total
Revenue
United States	$7,454	$2,338	$(33)	$9,759
North America (excluding United States)	286	37	—	323
France	1,358	659	(12)	2,005
United Kingdom	760	1,384	(68)	2,076
Europe (excluding France and United Kingdom)	810	1,582	(16)	2,376
Other	19	93	(3)	109
Total	$10,687	$6,093	$(132)	$16,648

	Year Ended December 31, 2018
(In millions)	Transportation	Logistics	Eliminations	Total
Revenue
United States	$8,055	$2,196	$(19)	$10,232
North America (excluding United States)	274	67	—	341
France	1,496	687	(18)	2,165
United Kingdom	704	1,436	(70)	2,070
Europe (excluding France and United Kingdom)	793	1,584	(18)	2,359
Other	21	95	(4)	112
Total	$11,343	$6,065	$(129)	$17,279

Our revenue disaggregated by service offering was as follows:

	Years Ended December 31,
(In millions)	2020	2019	2018
Transportation segment:
LTL	$4,450	$4,815	$4,839
Freight brokerage and truckload	4,373	4,383	4,784
Last mile (1)	908	873	1,065
Managed transportation	344	496	462
Global forwarding	300	299	338
Transportation eliminations	(176)	(179)	(145)
Total Transportation segment revenue	10,199	10,687	11,343
Total Logistics segment revenue	6,182	6,093	6,065
Intersegment eliminations	(129)	(132)	(129)
Total revenue	$16,252	$16,648	$17,279
(1)    Comprised of our North American last mile operations.
Performance Obligations
Remaining performance obligations represent firm contracts for which services have not been performed and future revenue recognition is expected. As permitted in determining the remaining performance obligation, we omit obligations that: (i) have original expected durations of one year or less or (ii) contain variable consideration. On December 31, 2020, the fixed consideration component of our remaining performance obligation was approximately

$1.6 billion, and we expect to recognize approximately 75% of that amount over the next three years and the remainder thereafter. The majority of the remaining performance obligation relates to our Logistics reportable segment. We estimate remaining performance obligations at a point in time and actual amounts may differ from these estimates due to changes in foreign currency exchange rates and contract revisions or terminations.
6. Restructuring Charges
We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure, including actions in response to COVID-19. These actions generally include severance and facility-related costs, including impairment of right-of-use assets, and are intended to improve our efficiency and profitability.
Restructuring charges were recorded on our Consolidated Statements of Income as follows:

	Years Ended December 31,
(In millions)	2020	2019	2018
Cost of transportation and services	$1	$2	$—
Direct operating expense	7	1	1
Sales, general and administrative expense	48	46	20
Total	$56	$49	$21
We recognized $3 million, $21 million and $19 million of restructuring charges in the fourth quarter of 2020, 2019 and 2018, respectively.
Our restructuring-related activity was as follows:

		Year Ended December 31, 2020
(In millions)	Reserve Balance as of December 31, 2019	Charges Incurred	Payments	Foreign Exchange and Other	Reserve Balance as of December 31, 2020
Severance
Transportation	$12	$17	$(22)	$—	$7
Logistics	11	21	(14)	1	19
Corporate	2	11	(10)	(1)	2
Total severance	25	49	(46)	—	28
Facilities
Transportation	—	6	—	(1)	5
Logistics	—	1	(1)	—	—
Total facilities	—	7	(1)	(1)	5
Total	$25	$56	$(47)	$(1)	$33
We expect the majority of the cash outlays related to the charges incurred in 2020 will be complete within twelve months.

		Year Ended December 31, 2019
(In millions)	Reserve Balance as of December 31, 2018	Charges Incurred	Payments	Foreign Exchange and Other	Reserve Balance as of December 31, 2019
Severance
Transportation	$9	$30	$(26)	$(1)	$12
Logistics	5	14	(8)	—	11
Corporate	2	3	(3)	—	2
Total severance	16	47	(37)	(1)	25
Facilities
Transportation	—	2	(2)	—	—
Total facilities	—	2	(2)	—	—
Total	$16	$49	$(39)	$(1)	$25
The majority of the cash outlays related to the charges incurred in 2019 were substantially complete by the end of 2020.
7. Property and Equipment

	December 31,
(In millions)	2020	2019
Property and equipment
Land	$303	$334
Buildings and leasehold improvements	648	648
Vehicles, tractors, trailers and tankers	1,817	1,726
Machinery and equipment	1,152	949
Computer software and equipment	1,309	1,101
	5,229	4,758
Less: accumulated depreciation and amortization	(2,568)	(2,054)
Total property and equipment, net	$2,661	$2,704
Net book value of capitalized internally-developed software included in property and equipment, net	$332	$333
Depreciation of property and equipment and amortization of computer software was $616 million, $577 million and $546 million for the years ended December 31, 2020, 2019 and 2018, respectively.
8. Leases
Adoption of Topic 842, “Leases”
On January 1, 2019, we adopted ASU 2016-02, “Leases”, and its related amendments (Topic 842) prospectively through a cumulative-effect adjustment with no restatement of prior period financial statements. Beginning in 2019, net operating lease activity, including the reduction of the operating lease asset and the accretion of the operating lease liability, are reflected in Depreciation, amortization and net lease activity on our Consolidated Statements of Cash Flows. The adoption of Topic 842 did not have a material impact on our Consolidated Statements of Income and our Consolidated Statements of Cash Flows.

Nature of Leases
Most of our leases are real estate leases. In addition, we lease trucks, trailers, containers and material handling equipment.
The components of our lease expense and gain realized on sale-leaseback transactions were as follows:

	Years Ended December 31,
(In millions)	2020	2019
Operating lease cost	$748	$696
Short-term lease cost	141	144
Variable lease cost	94	90
Total operating lease cost	$983	$930
Finance lease cost:
Amortization of leased assets	$67	$53
Interest on lease liabilities	9	7
Total finance lease cost	$76	$60
Total lease cost	$1,059	$990
Gain recognized on sale-leaseback transactions (1)	$84	$99
(1) For the years ended December 31, 2020 and 2019, we completed multiple sale-leaseback transactions for land and buildings, including a sale and partial leaseback of our shared-services center in Portland, Oregon in 2019. We received aggregate cash proceeds of $143 million and $203 million in 2020 and 2019, respectively. Gains on sale-leaseback transactions are included in Direct operating expense in our Consolidated Statements of Income.
Supplemental balance sheet information related to leases was as follows:

	December 31,
(In millions)	2020	2019
Operating leases:
Operating lease assets	$2,278	$2,245

Short-term operating lease liabilities	$483	$468
Operating lease liabilities	1,795	1,776
Total operating lease liabilities	$2,278	$2,244
Finance leases:
Property and equipment, gross	$591	$483
Accumulated depreciation	(184)	(125)
Property and equipment, net	$407	$358

Short-term borrowings and current maturities of long-term debt	$89	$58
Long-term debt	320	288
Total finance lease liabilities	$409	$346
Weighted-average remaining lease term
Operating leases	6 years	7 years
Finance leases	8 years	7 years
Weighted-average discount rate
Operating leases	4.82%	5.16%
Finance leases	3.10%	2.69%

Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
(In millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$774	$704
Operating cash flows for finance leases	9	7
Financing cash flows for finance leases	76	62
Leased assets obtained in exchange for new lease obligations:
Operating leases	670	823
Finance leases	85	103
Property and equipment acquired through capital leases was $111 million for the year ended December 31, 2018. Additionally, non-cash investing activities for the years ended December 31, 2020 and 2019 included $30 million and $39 million of property and equipment additions for build-to-suit leases.
Maturities of lease liabilities as of December 31, 2020 were as follows:

(In millions)	Finance Leases	Operating Leases
2021	$97	$579
2022	88	530
2023	81	427
2024	64	316
2025	43	231
Thereafter	106	635
Total lease payments	$479	$2,718
Less: interest	(70)	(440)
Present value of lease liabilities	$409	$2,278
As of December 31, 2020, we had additional operating leases that have not yet commenced with future undiscounted lease payments of $202 million. These operating leases will commence in 2021 through 2022 with initial lease terms of 2 years to 15 years.
Rent expense was $820 million for the year ended December 31, 2018.
9. Goodwill

(In millions)	Transportation	Logistics	Total
Goodwill as of December 31, 2018	$2,520	$1,947	$4,467
Impact of foreign exchange translation and other	(46)	29	(17)
Goodwill as of December 31, 2019	2,474	1,976	4,450
Impact of foreign exchange translation and other	62	87	149
Goodwill as of December 31, 2020	$2,536	$2,063	$4,599
There are no cumulative goodwill impairments as of December 31, 2020.

10. Intangible Assets

	December 31, 2020		December 31, 2019
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangibles
Customer relationships	$1,883	$909	$1,875	$784
We did not recognize any impairment of our identified intangible assets in 2020 and 2018. We recorded a non-cash, pre-tax charge of $6 million in 2019 related to the impairment of customer relationships intangibles associated with exiting our direct postal injection business.
Estimated future amortization expense for amortizable intangible assets for the next five years is as follows:

(In millions)	2021	2022	2023	2024	2025	Thereafter
Estimated amortization expense	$138	$128	$112	$108	$103	$385
Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, future impairment of intangible assets, accelerated amortization of intangible assets and other events.
Intangible asset amortization expense recorded in Sales, general and administrative expense (“SG&A”) was $144 million, $156 million and $159 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
The fair value of our derivative instruments and the related notional amounts were as follows:

	December 31, 2020
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges
Cross-currency swap agreements	$450	Other current assets	$—	Other current liabilities	$(44)
Cross-currency swap agreements	740	Other long-term assets	—	Other long-term liabilities	(65)
Interest rate swaps	2,003	Other current assets	—	Other current liabilities	(4)
Total			$—		$(113)

	December 31, 2019
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges
Cross-currency swap agreements	$1,233	Other long-term assets	$—	Other long-term liabilities	$(18)
Interest rate swap	2,003	Other current assets	—	Other current liabilities	(7)
Derivatives not designated as hedges
Foreign currency option contracts	365	Other current assets	1	Other current liabilities	—
Total			$1		$(25)
The derivatives are classified as Level 2 within the fair value hierarchy. The derivatives are valued using inputs other than quoted prices such as foreign exchange rates and yield curves.
The effect of derivative and nonderivative instruments designated as hedges on our Consolidated Statements of Income was as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives			Amount of Gain (Loss) Reclassified from AOCI into Net Income			Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Years Ended December 31,
(In millions)	2020	2019	2018	2020	2019	2018	2020	2019	2018
Derivatives designated as cash flow hedges
Cross-currency swap agreements	$(12)	$7	$13	$(15)	$5	$17	$—	$1	$1
Interest rate swaps	(5)	5	—	—	—	—	—	—	—
Derivatives designated as net investment hedges
Cross-currency swap agreements	(81)	55	52	—	—	—	9	10	4
Total	$(98)	$67	$65	$(15)	$5	$17	$9	$11	$5
The pre-tax gain (loss) recognized in earnings for foreign currency option and forward contracts not designated as hedging instruments was a gain of $1 million, a loss of $9 million and a gain of $4 million for the years ended December 31, 2020, 2019 and 2018, respectively. These amounts are recorded in Foreign currency (gain) loss on our Consolidated Statements of Income.
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
Interest Rate Hedging
We execute short-term interest rate swaps to mitigate variability in forecasted interest payments on our Senior Secured Term Loan Credit Agreement (the “Term Loan Credit Agreement”). The interest rate swaps convert floating-rate interest payments into fixed rate interest payments. We designated the interest rate swaps as qualifying hedging instruments and account for these derivatives as cash flow hedges. The interest rate swaps mature on various dates through 2021.
We record gains and losses resulting from fair value adjustments to the designated portion of interest rate swaps in AOCI and reclassify them to Interest expense on the dates that interest payments accrue. Cash flows related to the interest rate swaps are included in Operating activities on our Consolidated Statements of Cash Flows.
Foreign Currency Option and Forward Contracts
We use foreign currency option contracts to mitigate the risk of a reduction in the value of earnings from our operations that use the EUR or the British pound sterling as their functional currency. Additionally, we use foreign currency forward contracts to mitigate exposure from intercompany loans that are not designated as permanent and can create volatility in earnings. The foreign currency contracts (both option and forward contracts) are used to manage our exposure to foreign currency exchange rate fluctuations and are not speculative. The contracts generally expire in 12 months or less. We had no outstanding contracts as of December 31, 2020. As of December 31, 2019, the contracts were not designated as qualifying hedging instruments. Gains or losses on the contracts are recorded in Foreign currency (gain) loss on our Consolidated Statements of Income. Cash flows related to the foreign currency contracts are included in Investing activities on our Consolidated Statements of Cash Flows, consistent with the nature and purpose for which these derivatives were acquired.

12. Debt

	December 31, 2020		December 31, 2019
(In millions)	Principal Balance	Carrying Value	Principal Balance	Carrying Value
ABL facility	$200	$200	$—	$—
Term loan facilities	2,003	1,974	2,003	1,969
6.50% Senior notes due 2022	1,200	1,195	1,200	1,192
6.125% Senior notes due 2023	535	531	535	530
6.75% Senior notes due 2024	1,000	989	1,000	987
6.25% Senior notes due 2025	1,150	1,138	—	—
6.70% Senior debentures due 2034	300	210	300	208
Borrowings related to securitization program	50	50	—	—
Finance leases, asset financing and other	420	420	380	380
Total debt	6,858	6,707	5,418	5,266
Short-term borrowings and current maturities of long-term debt	1,343	1,338	84	84
Long-term debt	$5,515	$5,369	$5,334	$5,182
The fair value of our debt and classification in the fair value hierarchy was as follows:

(In millions)	Fair Value	Level 1	Level 2
December 31, 2020	$7,094	$4,431	$2,663
December 31, 2019	5,580	3,190	2,390
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
Our principal payment obligations on debt (excluding finance leases) for the next five years and thereafter was as follows:

(In millions)	2021 (1)	2022	2023	2024	2025	Thereafter
Principal payments on debt	$1,254	$1	$535	$1,001	$3,353	$300
(1)In January 2021, we redeemed the outstanding balance of our senior notes due June 2022 (the “Senior Notes due 2022”).
ABL Facility
In 2015, we entered into a revolving loan credit agreement (the “ABL Facility”) that provided commitments of up to $1.0 billion with a maturity date of October 30, 2020. In April 2019, we amended the ABL Facility including: (i) increasing the commitments to $1.1 billion, (ii) extending the maturity date to April 30, 2024, subject to springing maturity if some of our senior notes reach specified levels set in the credit agreement and (iii) reducing the interest rate margin. We can issue up to $350 million of letters of credit under the ABL Facility.
Our availability under the ABL Facility is equal to the borrowing base less advances and outstanding letters of credit. Our borrowing base includes a fixed percentage of: (i) our eligible U.S. and Canadian accounts receivable; plus (ii) any of our eligible U.S. and Canadian rolling stock and equipment. A maximum of 20% of our borrowing base can be equipment and rolling stock in the aggregate. As of December 31, 2020, our borrowing base was $1.1 billion and our availability was $883 million, after considering outstanding borrowings of $200 million and outstanding letters of credit of $17 million. As of December 31, 2020, we were in compliance with the ABL Facility’s financial covenants.

Our loans under the ABL Facility bear interest at a rate equal to: LIBOR or base rate plus (i) an applicable margin of 1.25% to 1.50% for LIBOR loans or (ii) 0.25% to 0.50%, for base rate loans. The average interest rate on outstanding borrowings as of December 31, 2020 was 1.40%.
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
The covenants in the ABL Facility can limit our ability to incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make certain investments and restricted payments; and enter into certain transactions with affiliates. We may also be required to maintain a Fixed Charge Coverage Ratio (as defined in the ABL Facility) of not less than 1.00 if availability under the ABL Facility is below certain thresholds. As of December 31, 2020, we were compliant with this financial covenant.
Secured Debt
In April 2020, we entered into a Senior Secured Term Loan Credit Agreement, comprised of a $150 million committed secured term loan facility and a $200 million uncommitted secured evergreen letter of credit facility. We did not draw on the term loan facility through its term, which ended in January 2021.
Letters of credit under the letter of credit facility shall expire within one year of issuance and may contain automatic one-year renewals until the letter of credit facility terminates. As of December 31, 2020, we have issued $200 million in aggregate face amount of letters of credit under the facility. The credit agreement governing the term loan and letter of credit facilities contains representations and warranties and affirmative and negative covenants customary for financings of this type as well as customary events of default.
Term Loan Facilities
In 2015, we entered into a Term Loan Credit Agreement that provided for a single borrowing of $1.6 billion. The Term Loan Credit Agreement was issued at an original issue discount of $32 million. In 2018, we refinanced our term loans by replacing the outstanding $1.5 billion principal amount of term loans (the “Initial Term Loans”) with $1.5 billion in aggregate principal amount of new term loans (the “Present Term Loans”). Our Present Term Loans have substantially similar terms as our Initial Term Loans, except for the interest rate and maturity date, prepayment premiums and some other amendments to the restrictive covenants. We used the proceeds from the Present Term Loans to refinance the Initial Term Loans and to pay interest, fees and expenses in connection with this refinancing. We recorded a debt extinguishment loss of $10 million in 2018 due to this refinancing. We amended the Term Loan Credit Agreement in 2019 to include a new tranche of term loans (the “Incremental Term Loan Facility”), to reduce the interest rates and to extend the maturity dates. Net proceeds from borrowings under the Incremental Term Loan Facility were used for general corporate purposes, including to fund purchases of our common stock described in Note 14—Stockholders’ Equity. The loans under the Incremental Term Loan Facility were issued at a price of 99.50% of par. The interest rates on the Present Term Loans and the Incremental Term Loans were 2.15% and 2.66%, respectively, as of December 31, 2020. As of December 31, 2020 and 2019, the applicable terms of the Term Loan Credit Agreement, as amended, were as follows:

(In millions)	Present Term Loans	Incremental Term Loans
Amounts outstanding at December 31, 2020 and 2019:
Facility	$1,503	$500
Interest spread:
Base rate loans	1.00%	1.50%
LIBOR loans	2.00%	2.50%
Maturity date	February 2025	February 2025

We must prepay an aggregate principal amount of the term loan facility equal to (a) 50% of any Excess Cash Flow, as defined in the agreement, for the most recent fiscal year ended, minus (b) the sum of (i) all voluntary prepayments of loans during the fiscal year and (ii) all voluntary prepayments of loans under the ABL Facility or any other revolving credit facilities during the fiscal year if accompanied by a corresponding permanent reduction in the commitments under the credit agreement or any other revolving credit facilities in the case of each of the immediately preceding clauses (i) and (ii), if such prepayments are funded with internally generated cash flow, as defined in the agreement. If our Consolidated Secured Net Leverage Ratio, as defined in the agreement, for the fiscal year was less than or equal to 3.00:1.00 and greater than 2.50:1.00, the Excess Cash Flow percentage will be 25%. If our Consolidated Secured Net Leverage Ratio for the fiscal year was less than or equal to 2.50:1.00, the Excess Cash Flow percentage will be 0%. The remaining principal is due at maturity. As of December 31, 2020, our Consolidated Secured Net Leverage Ratio was less than 2.50:1.00, and no excess cash payment was required.
Senior Notes
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
In July 2018, we redeemed $400 million of the then $1.6 billion outstanding Senior Notes due 2022 that were originally issued in 2015. The redemption price for the Senior Notes due 2022 was 103.25% of the principal amount, plus accrued and unpaid interest. We paid for the redemption primarily with funds from the settlement of our forward sale agreements, described in Note 14—Stockholders’ Equity. We recorded a debt extinguishment loss of $17 million in 2018 due to this redemption. In January 2021, we redeemed the remaining balance of the Senior Notes due 2022. For additional information, see Note 19—Subsequent Events.
The senior notes bear interest payable semiannually, in cash in arrears. The Senior Notes due 2025 mature on May 1, 2025, the Senior Notes due 2024 mature on August 15, 2024, the Senior Notes due September 2023 mature on September 1, 2023 and the Senior Notes due 2022 mature on June 15, 2022.
The senior notes are guaranteed by each of our direct and indirect wholly-owned restricted subsidiaries (other than some excluded subsidiaries) that are obligors under, or guarantee obligations under, our ABL Facility or existing term loan facilities or guarantee certain of our capital markets indebtedness or any guarantor of the senior notes. The senior notes and its guarantees are unsecured, unsubordinated indebtedness for us and our guarantors. The senior notes contain covenants customary for notes of this nature.
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
Trade Securitization Program
As discussed in Note 2—Basis of Presentation and Significant Accounting Policies, XPO Logistics Europe participates in a trade receivables securitization program. Under the program, a wholly-owned bankruptcy-remote special purpose entity of XPO Logistics Europe sells trade receivables that originate with wholly-owned subsidiaries of XPO Logistics Europe in the United Kingdom and France to unaffiliated entities managed by the Purchasers. The special purpose entity is a variable interest entity and is consolidated by XPO based on our control of the entity’s activities. The program will expire in July 2022 and contains financial covenants customary for this type of arrangement, including maintaining a defined average days sales outstanding ratio. In 2019, XPO Logistics Europe terminated a prior trade receivables securitization program and paid off the notes associated with the program, which had been included in our debt balances.
Our trade receivables securitization program permits us to borrow, on an unsecured basis, cash collected in a servicing capacity on previously sold receivables. These borrowings are owed to the program’s Purchasers and are included in short-term debt until they are repaid in the following month’s settlement.
Unsecured Credit Facility
In December 2018, we entered into a $500 million unsecured credit facility (“Unsecured Credit Facility”). As of December 31, 2018, we had borrowed $250 million under the facility. We borrowed an additional $250 million in January 2019. We used the proceeds of both borrowings to finance a portion of our share repurchases described in Note 14—Stockholders’ Equity. In connection with the issuance of the Senior Notes due 2024 described above, we repaid our outstanding obligations under the Unsecured Credit Facility and terminated it in February 2019. We recorded a debt extinguishment loss of $5 million in 2019 in connection with this repayment.
Asset Financing
We use unsecured asset financing arrangements to purchase trucks in Europe. These financing arrangements are denominated in EUR, generally with floating interest rates. As of December 31, 2020, interest rates on asset financing range from 0.85% to 1.06%, with a weighted average interest rate of 0.99%, and initial terms range from 6 years to 10 years.
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
We measure defined benefit pension plan obligations based on the present value of projected future benefit payments for all participants for services rendered to date. The projected benefit obligation is a measure of benefits attributed to service to date, assuming that the plan continues in effect and that estimated future events (including turnover and mortality) occur. We determine the net periodic benefit costs using assumptions regarding the projected benefit obligation and the fair value of plan assets as of the beginning of the year. Net periodic benefit costs are recorded in Other income on our Consolidated Statements of Income. We calculate the funded status of the defined benefit pension plans, which represents the difference between the projected benefit obligation and the fair value of plan assets, on a plan-by-plan basis.

Funded Status of Defined Benefit Pension Plans
The reconciliation of the changes in the plans’ projected benefit obligations as of December 31 was as follows:

	U.S. Plans		U.K. Plan
(In millions)	2020	2019	2020	2019
Projected benefit obligation at beginning of year	$1,862	$1,659	$1,323	$1,164
Interest cost	54	66	23	29
Actuarial loss	216	214	159	136
Benefits paid	(80)	(77)	(55)	(56)
Foreign currency exchange rate changes and other	—	—	50	50
Projected benefit obligation at end of year (1)	$2,052	$1,862	$1,500	$1,323
(1)    As of December 31, 2020 and 2019, the accumulated benefit obligations for the U.K. plan was equal to the projected benefit obligations.
Actuarial losses were a result of assumption changes, including a decrease in the discount rate, updated mortality projection scales and other assumptions for plan participants, and an increase in assumed inflation for the U.K. plan.
The reconciliation of the changes in the fair value of plan assets as of December 31 was as follows:

	U.S. Plans		U.K. Plan
(In millions)	2020	2019	2020	2019
Fair value of plan assets at beginning of year	$1,863	$1,582	$1,362	$1,227
Actual return on plan assets	274	353	120	138
Employer contributions	5	5	3	2
Benefits paid	(80)	(77)	(55)	(56)
Foreign currency exchange rate changes	—	—	46	51
Fair value of plan assets at end of year	$2,062	$1,863	$1,476	$1,362
The funded status of the plans as of December 31 was as follows:

	U.S. Plans		U.K. Plan
(In millions)	2020	2019	2020	2019
Funded status at end of year	$10	$1	$(24)	$39
Amount recognized in balance sheet:
Long-term assets	$88	$76	$—	$39
Current liabilities	(5)	(6)	—	—
Long-term liabilities	(73)	(69)	(24)	—
Net pension asset (liability) recognized	$10	$1	$(24)	$39
Plans with projected and accumulated benefit obligation in excess of plan assets:
Projected and accumulated benefit obligation	$78	$75	$1,500	$—
Fair value of plan assets	—	—	1,476	—
The funded status of our qualified plans and non-qualified plans was $88 million and $(78) million, respectively, at December 31, 2020. Qualified plans are eligible for certain beneficial treatment under the Internal Revenue Code (“IRC”), while non-qualified plans do not meet the IRC criteria.

The amounts included in AOCI that have not yet been recognized in net periodic benefit expense as of December 31 were as follows:

	U.S. Plans		U.K. Plan
(In millions)	2020	2019	2020	2019
Actuarial loss	$(50)	$(5)	$(158)	$(54)
Prior-service credit	—	—	17	18
AOCI	$(50)	$(5)	$(141)	$(36)
The net periodic benefit cost and amounts recognized in Other comprehensive income (loss) for the years ended December 31 was as follows:

	U.S. Plans			U.K. Plan
(In millions)	2020	2019	2018	2020	2019	2018
Net periodic benefit (income) expense:
Interest cost	$54	$66	$59	$23	$29	$28
Expected return on plan assets	(102)	(90)	(92)	(57)	(58)	(67)
Amortization of prior-service credit	—	—	—	(1)	(1)	(2)
Net periodic benefit income	$(48)	$(24)	$(33)	$(35)	$(30)	$(41)
Amounts recognized in Other comprehensive income (loss):
Actuarial (gain) loss	$45	$(49)	$58	$90	$57	$40
Prior-service cost	—	—	—	1	—	19
Reclassification of prior-service credit to net periodic benefit income	—	—	—	1	1	2
(Gain) loss recognized in Other comprehensive income (loss)	$45	$(49)	$58	$92	$58	$61
The weighted-average assumptions used to determine the net periodic benefit costs and benefit obligations for the year ended December 31 were as follows:

	U.S. Qualified Plans			U.S. Non-Qualified Plans			U.K. Plan
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Discount rate - net periodic benefit costs	2.96%	4.08%	3.14% - 3.38%	2.40% - 2.78%	3.65% - 3.95%	2.84% - 3.21%	1.84%	2.56%	2.21%
Discount rate - benefit obligations	2.48%	3.35%	4.18% - 4.39%	1.62% - 2.30%	2.72% - 3.20%	3.93% - 4.28%	1.37%	2.04%	2.85%
Expected long-term rate of return on plan assets	5.60%	5.80%	3.00% - 5.40%				4.40%	4.85%	4.95%
No rate of compensation increase was assumed as the plans are frozen to additional participant benefit accruals.
We use a full yield curve approach to estimate the interest cost component of net periodic benefit cost by applying specific spot rates along the yield curve used to determine the benefit obligation to each of the underlying projected cash flows based on time until payment.

Expected benefit payments for the defined benefit pension plans are summarized below. These estimates are based on assumptions about future events. Actual benefit payments may vary from these estimates.

(In millions)	U.S. Plans	U.K. Plan
Year ending December 31:
2021	$92	$50
2022	95	52
2023	98	52
2024	100	55
2025	102	55
2026-2030	529	297
Plan Assets
U.S. Plans
We manage the assets in the U.S. plans using a long-term liability-driven investment strategy that seeks to mitigate the funded status volatility by increasing participation in fixed income investments as the plan’s funded status increases. We developed this strategy by analyzing a variety of diversified asset-class combinations with the projected liabilities.
Our current investment strategy is to achieve an investment mix of approximately 85% in fixed income securities and 15% of investments in equity securities. The fixed income allocation consists primarily of domestic fixed income securities and targets to hedge more than 92% of domestic projected liabilities. The target allocations for equity securities includes approximately 55% in U.S. equities and approximately 45% in non-U.S. equities. Investments in equity and fixed income securities consist of individual securities held in managed separate accounts and commingled investment funds. Generally, our investment strategy does not include an allocation to cash and cash equivalents but a cash allocation may arise periodically in response to timing considerations regarding contributions, investments, and the payment of benefits and eligible plan expenses. We periodically evaluate our defined benefit plans’ asset portfolios for significant concentrations of risk. Types of investment concentration risks that are evaluated include concentrations in a single issuer, specific security, asset class, credit rating, duration, industry/sector, currency, foreign country or individual fund manager. As of December 31, 2020, our defined benefit plan assets had no significant concentrations of risk.
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
The assumption of 5.60% for the overall expected long-term rate of return on plan assets in 2020 was developed using asset allocation and return expectations. The return expectations are created using long-term historical and expected returns and current market expectations for inflation, interest rates and economic growth.
U.K. Plan
Our U.K. Plan’s assets are separated from our assets and invested by trustees, which include our representatives, with the goal of meeting the U.K. Plan’s projected future pension liabilities. The trustees’ investment objectives are to meet the performance target set in the deficit recovery plan of the U.K. Plan in a risk-controlled framework. The actual asset allocations of the U.K. Plan are in line with the target asset allocations. The trustees have approved a transition in 2021 to a new target strategic asset allocation for the U.K. Plan that consists of approximately 40% matching assets (U.K. gilts and cash) and approximately 60% growth and income assets (consisting of a range of pooled funds investing in structured equities, investment grade and high yield bonds and asset-backed securities). The target asset allocations of the U.K. Plan include acceptable ranges for each asset class.
Collateral assets consist of U.K. fixed-interest gilts, index-linked gilts and cash, which are used to back derivative positions that hedge the sensitivity of the liabilities to changes in interest rates and inflation. On the U.K. Plan Actuary’s Technical Provisions funding basis, approximately 95% of the liability interest rate sensitivity and 105% of the liability inflation sensitivity were hedged as of December 31, 2020. The expected long-term rate of return on plan assets in 2020 was 4.40%. Our approach to determine the expected long-term rate of return on plan assets is consistent with the one we used for the U.S. Plans.
The fair values of investments held in the pension plans by major asset category as of December 31, 2020 and 2019, and the percentage that each asset category comprises of total plan assets were as follows:

	December 31, 2020
(Dollars in millions)	Level 1	Level 2	Not Subject to Leveling (1)	Total	Percentage of Plan Assets
Asset category (U.S. Qualified Plans)
Cash and cash equivalents:
Short-term investment fund	$—	$—	$37	$37	1.8%
Equity:
U.S. large companies	—	—	136	136	6.6%
U.S. small companies	—	—	33	33	1.6%
International	53	—	102	155	7.5%
Fixed income securities	425	1,274	1	1,700	82.5%
Derivatives	—	1	—	1	—%
Total U.S. Plan assets	$478	$1,275	$309	$2,062	100.0%

Asset category (U.K. Plan)
Cash and cash equivalents	$17	$—	$—	$17	1.2%
Fixed income securities	—	883	495	1,378	93.3%
Derivatives	—	4	77	81	5.5%
Total U.K. Plan assets	$17	$887	$572	$1,476	100.0%
(1)    Investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient are not classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented for the total defined benefit pension plan assets.

	December 31, 2019
(Dollars in millions)	Level 1	Level 2	Not Subject to Leveling (1)	Total	Percentage of Plan Assets
Asset category (U.S. Qualified Plans)
Cash and cash equivalents:
Short-term investment fund	$—	$—	$24	$24	1.3%
Equity:
U.S. large companies	—	—	140	140	7.5%
U.S. small companies	30	—	—	30	1.6%
International	72	—	75	147	7.9%
Fixed income securities	405	1,108	5	1,518	81.5%
Derivatives	—	4	—	4	0.2%
Total U.S. Plan assets	$507	$1,112	$244	$1,863	100.0%

Asset category (U.K. Plan)
Cash and cash equivalents	$34	$—	$—	$34	2.5%
Fixed income securities	—	773	474	1,247	91.6%
Derivatives	—	(8)	89	81	5.9%
Total U.K. Plan assets	$34	$765	$563	$1,362	100.0%
(1)    Investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient are not classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented for the total defined benefit pension plan assets.
For the periods ended December 31, 2020 and 2019, we had no investments held in the pension plans within Level 3 of the fair value hierarchy. Our common stock was not a plan asset as of December 31, 2020 or 2019. The U.S. Non-Qualified Pension Plans are unfunded.
Funding
Our funding practice is to evaluate our tax and cash position, and the funded status of our plans, in determining our planned contributions. We estimate that we will contribute $5 million to our U.S. non-qualified plans and $1 million to our U.K. plan in 2021 but this could change based on variations in interest rates, asset returns and other factors.
Defined Contribution Retirement Plans
Our costs for defined contribution retirement plans were $71 million, $70 million and $66 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Postretirement Medical Plan
We provide health benefits through a postretirement medical plan for eligible employees hired before 1993 (the “Postretirement Plan”).

Funded Status of Postretirement Medical Plan
The reconciliation of the changes in the plan’s benefit obligation and the determination of the amounts recognized on our Consolidated Balance Sheets were as follows:

	As of December 31,
(In millions)	2020	2019
Projected benefit obligation at beginning of year	$41	$34
Interest cost on projected benefit obligation	1	1
Actuarial loss (gain)	4	9
Participant contributions	1	1
Benefits paid	(3)	(4)
Projected and accumulated benefit obligation at end of year	$44	$41
Funded status of the plan	$(44)	$(41)
Amounts recognized in the balance sheet consist of:
Current liabilities	$(3)	$(3)
Long-term liabilities	(41)	(38)
Net amount recognized	$(44)	$(41)
Discount rate assumption as of December 31	2.20%	3.09%
The amounts included in AOCI that have not yet been recognized in net periodic benefit income (expense) and the net periodic benefit income (expense) for the postretirement plan were not material in any of the periods presented. The discount rates assumptions used to calculate the interest cost were 2.66% - 3.22%, 3.87% - 4.36% and 3.11% - 3.67% for the years ended December 31, 2020, 2019 and 2018, respectively.
Expected benefit payments, which reflect expected future service, as appropriate, are summarized below. These estimates are based on assumptions about future events. Actual benefit payments may vary from these estimates.

(In millions)	Benefit Payments
Year ending December 31:
2021	$3
2022	3
2023	3
2024	4
2025	4
2026-2030	14
14. Stockholders’ Equity
Our Board of Directors is authorized to establish one or more series of preferred stock. At December 31, 2020 and 2019, only our Series A Convertible Perpetual Preferred Stock is outstanding.
Series A Convertible Perpetual Preferred Stock and Warrants
We issued 75,000 shares of the Series A Preferred Stock with an initial liquidation preference of $1,000 per share which are convertible into shares of our common stock at a conversion price of $7.00 per common share (subject to customary anti-dilution adjustments). We also issued warrants exercisable for shares of our common stock at an initial exercise price of $7.00 per common share (subject to customary anti-dilution adjustments). Our preferred stock ranks senior to our common stock with respect to dividend and liquidation rights. Our preferred stock pays quarterly cash dividends equal to the greater of: (i) the “as-converted” dividends on our underlying common stock for the relevant quarter and (ii) 4% of the then-applicable liquidation preference per annum. Our preferred stock is not redeemable.
In December 2020, some holders of our convertible preferred stock exchanged their holdings for a combination of our common stock, based on the stated conversion price, and a lump-sum payment that represents an approximation of the net present value of the future dividends payable on the preferred stock. Additionally, some holders of our warrants exchanged (or committed to exchange subject to the satisfaction of certain customary closing conditions) their holdings, including Jacobs Private Equity, LLC, an entity controlled by the Company’s chairman and chief executive officer, for a number of shares of our common stock equal to the number of shares of common stock that such holder would be entitled to receive upon an exercise of the warrants less the number of shares of common stock that have an approximate value equal to the exercise price of the warrants. With respect to the preferred stock, 69,445 shares were exchanged, and we issued 9.9 million shares of common stock and paid $22 million of cash. The $22 million has been reflected as a preferred stock conversion charge in the accompanying consolidated financial statements. With respect to the warrants, 0.3 million warrants were exchanged, and we issued 0.3 million shares of common stock. Additional commitments were made with respect to 9.6 million warrants, which are expected to be converted into 9.1 million shares of common stock in the first quarter of 2021.
As of December 31, 2020, our remaining outstanding preferred stock is convertible into 0.1 million shares of our common stock, and our outstanding warrants are exercisable for an aggregate of 9.8 million shares of our common stock.
Forward Sales
In 2018, we settled forward sales in full that were included in a 2017 registered underwritten offering by delivering six million shares of our common stock to the counterparties in the agreements and received $349 million of net cash proceeds. We used these net cash proceeds to repay our Senior Notes due 2022.
Share Repurchases
In December 2018, our Board of Directors authorized the repurchase of up to $1 billion of our common stock, which was completed in the first quarter of 2019. The share repurchases were funded by our Unsecured Credit Facility and available cash.
In February 2019, our Board of Directors authorized additional repurchases of up to $1.5 billion of our common stock. The 2019 authorization permits us to purchase shares in both the open market and in private transactions, with the timing and number of shares dependent on a variety of factors, including price, general business conditions, market conditions, alternative investment opportunities and funding considerations. We are not obligated to repurchase any specific number of shares and may suspend or discontinue the program at any time. The share purchases under this program have been funded by our available cash and proceeds from our 2019 debt offerings.
Information regarding our shares repurchased, based on settlement date, were as follows:

	Years Ended December 31,
(In millions, except per share data)	2020	2019	2018
Shares purchased and retired	2	25	10
Aggregate value	$114	$1,347	$536
Average price per share	$66.58	$53.41	$53.46
Remaining authorization	$503	$617	$464

15. Stock-Based Compensation
We grant various types of stock-based compensation awards to directors, officers and key employees under our 2016 incentive plan. These awards include stock options, restricted stock, restricted stock units, performance-based units, cash incentive awards and other equity-related awards (collectively, “Awards”).
The 2016 plan authorizes the issuance of up to 6.6 million shares of our common stock as Awards. Shares awarded may consist of authorized and unissued shares or treasury shares. The 2016 plan will terminate on May 15, 2029, unless terminated earlier by our Board of Directors. As of December 31, 2020, 1.8 million shares of our common stock were available for the grant of Awards under the 2016 plan.
Our employee stock purchase plan offers eligible employees, excluding our executive officers and directors, the right to purchase our common stock up to 10% of each employee’s compensation. Shares are purchased at 5% below fair market value on the last trading day of each six-month offering period. The plan authorizes the purchase of up to two million shares of our common stock. The plan will terminate in October 2027, unless terminated earlier by our Board of Directors. We do not recognize stock-based compensation expense as the plan is non-compensatory. At December 31, 2020, two million shares of our common stock were available for purchase under the plan.
Our stock-based compensation expense is recorded in SG&A on our Consolidated Statements of Income:

	Years ended December 31,
(In millions)	2020	2019	2018
Restricted stock and restricted stock units	$49	$30	$21
Performance-based restricted stock units	2	6	9
Cash-settled performance-based restricted stock units	8	31	19
Total stock-based compensation expense	$59	$67	$49
Tax benefit on stock-based compensation	$(12)	$(2)	$(22)
Stock Options
Our stock options typically vest over three to five years after the grant date for our employees and officers and one year after the grant date for our Board of Directors. The stock options have a 10-year contractual term and the exercise price equals our stock price on the grant date. We have not granted stock options since 2016.
A summary of stock option award activity for the year ended December 31, 2020 is presented below:

	Stock Options
	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Term
Outstanding as of December 31, 2019	575,755	$12.29	2.47
Granted	—	—
Exercised	(533,000)	11.60
Forfeited	—	—
Outstanding as of December 31, 2020	42,755	$21.01	3.36
Options exercisable as of December 31, 2020	42,755	$21.01	3.36
The intrinsic value of options outstanding and exercisable as of December 31, 2020 was $4 million.
The total intrinsic value of options exercised during 2020, 2019 and 2018 was $56 million, $6 million and $11 million, respectively. The total cash received from options exercised during 2020, 2019 and 2018 was less than $1 million, $1 million and $1 million, respectively.

Restricted Stock, Restricted Stock Units and Performance-Based Restricted Stock Units
We grant RSUs and PRSUs to our key employees, officers and directors with various vesting requirements. RSUs generally vest based on the passage of time (service conditions) and PRSUs generally vest based on the achievement of our financial targets (performance conditions). PRSUs may also be subject to stock price (market conditions), employment conditions and other non-financial conditions. The holders of the RSUs and PRSUs do not have the rights of a stockholder and do not have voting rights until the shares are issued and delivered in settlement of the awards.
In 2020, we granted approximately 0.2 million shares of fully vested restricted stock to some of our employees that have sale and transfer restrictions for two years from grant date. The restricted stock had a weighted-average grant date fair value of $48.05 and was determined based on the fair market value of the shares at the grant date less a discount associated with transferability restrictions. The assumptions used to fair value the restricted stock included a risk-free interest rate of 0.20% and volatility of 61.0%.
The number of RSUs and PRSUs vested includes shares of our common stock that we withheld on behalf of our employees to satisfy the minimum tax withholdings. Non-cash financing activities for the year ended December 31, 2020 included $21 million related to tax withholdings for restricted shares that were paid in 2021. We estimate the fair value of PRSUs subject to market-based vesting conditions using a Monte Carlo simulation lattice model, with the following weighted-average assumptions:

2020
Risk-free interest rate	0.6%
Volatility	50.3%
Dividend yield	—
Expected term (in years)	4.6
A summary of RSU and PRSU award activity for the year ended December 31, 2020 is presented below:

	RSUs		PRSUs
	Number of RSUs	Weighted-Average Grant Date Fair Value	Number of PRSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2019	1,729,415	$56.17	1,584,265	$29.35
Granted	1,053,211	77.49	504,951	96.91
Vested	(920,590)	57.70	(103,734)	35.68
Forfeited and canceled	(246,224)	65.52	(128,921)	57.79
Outstanding as of December 31, 2020	1,615,812	$67.43	1,856,561	$45.39
The total fair value of RSUs that vested during 2020, 2019 and 2018 was $64 million, $13 million and $30 million, respectively. All of the outstanding RSUs as of December 31, 2020 vest subject to service conditions.
The total fair value of PRSUs that vested during 2020, 2019 and 2018 was $8 million, $23 million and $96 million, respectively. Of the outstanding PRSUs as of December 31, 2020, 1,447,359 vest subject to service and a combination of market and performance conditions, 395,891 vest subject to service and performance conditions and 13,311 vest subject to service and market conditions.
As of December 31, 2020, unrecognized compensation cost related to non-vested RSUs and PRSUs of $78 million is anticipated to be recognized over a weighted-average period of approximately 2.34 years.
Cash-Settled Performance-Based Restricted Stock Units
We previously granted cash-settled PRSUs to some key employees and executive officers. The PRSUs vested based on the passage of time and are settled in cash either ratably over a two to four year period or cliff vest at the end of three to four years. The awards were also subject to the achievement of performance targets and employment conditions. The awards were classified as liabilities and the fair value was based on the closing price of our common stock at grant date and was re-measured each reporting date until settlement. We recognized compensation expense for cash-settled PRSUs over the performance periods based on the probability of achieving the performance conditions and the closing price of our common stock. As of December 31, 2019, we had recognized accrued liabilities of $30 million using a fair value per PRSU of $79.70.
A summary of cash-settled PRSU award activity for the year ended December 31, 2020 is presented below:

Number of Cash-Settled PRSUs
Outstanding as of December 31, 2019	435,327
Granted	—
Vested	(419,942)
Forfeited and canceled	—
Outstanding as of December 31, 2020	15,385
16. Income Taxes
Income before taxes related to our U.S. and foreign operations was as follows:

	Years Ended December 31,
(In millions)	2020	2019	2018
U.S.	$49	$379	$319
Foreign	99	190	247
Income before income tax provision	$148	$569	$566
The income tax provision (benefit) is comprised of the following:

	Years Ended December 31,
(In millions)	2020	2019	2018
Current:
U.S. Federal	$36	$18	$2
State	8	3	6
Foreign	68	62	69
Total current income tax provision	$112	$83	$77
Deferred:
U.S. Federal	$(47)	$52	$57
State	(5)	—	2
Foreign	(29)	(6)	(14)
Total deferred income tax provision (benefit)	(81)	46	45
Total income tax provision	$31	$129	$122

The effective tax rate reconciliations were as follows:

	Years Ended December 31,
	2020	2019	2018
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of U.S. federal benefit	0.6	0.5	0.8
Foreign rate differential	(5.9)	(0.3)	(1.1)
Foreign operations (1)	7.7	1.3	6.1
Contribution- and margin-based taxes	9.2	2.4	2.5
Valuation allowances	(0.6)	0.1	(3.7)
Changes in uncertain tax positions	2.8	(0.9)	—
Stock-based compensation	(8.1)	(0.3)	(3.8)
Other	(5.6)	(1.2)	(0.2)
Effective tax rate	21.1%	22.6%	21.6%
(1)    Foreign operations include the net impact of changes to valuation allowances, the cost of inclusion of foreign income in the U.S. net of foreign taxes, and permanent items related to foreign operations.
Components of the Net Deferred Tax Asset or Liability
The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and deferred tax liability were as follows:

	Years Ended December 31,
(In millions)	2020	2019
Deferred tax asset
Net operating loss and other tax attribute carryforwards	$140	$119
Accrued expenses	90	45
Pension and other retirement obligations	27	17
Other	84	59
Total deferred tax asset	341	240
Valuation allowance	(69)	(59)
Total deferred tax asset, net	272	181
Deferred tax liability
Intangible assets	(283)	(297)
Property and equipment	(299)	(324)
Other	(49)	(46)
Total deferred tax liability	(631)	(667)
Net deferred tax liability	$(359)	$(486)
The deferred tax asset and deferred tax liability above are reflected on our Consolidated Balance Sheets as follows:

	December 31,
(In millions)	2020	2019
Other long-term assets	$12	$9
Deferred tax liability	(371)	(495)
Net deferred tax liability	$(359)	$(486)

Investments in Foreign Subsidiaries
We apply a partial indefinite reversal assertion to pre-2018 earnings and profits that have been invested back into the foreign businesses. We do not apply an indefinite reversal assertion on all 2018 and future years’ earnings and profits.
Operating Loss and Tax Credit Carryforwards
Our operating loss and tax credit carryforwards were as follows:

		December 31,
(In millions)	Expiration Date	2020	2019
Federal net operating losses for all U.S. operations (including those of minority owned subsidiaries)	2033 - 2037 (1)	$81	$72
Tax effect (before federal benefit) of state net operating losses	Various times starting in 2021 (1)	29	26
Federal tax credit carryforwards	Various times starting in 2033 (1)	4	4
State tax credit carryforward	Various times starting in 2021 (1)	11	10
Foreign net operating losses available to offset future taxable income	Various times starting in 2021 (1)	357	319
(1)    Some credits and losses have unlimited carryforward periods.
Valuation Allowance
We established a valuation allowance for some of our deferred tax assets, as it is more likely than not that these assets will not be realized in the foreseeable future. We concluded that the remaining deferred tax assets will more likely than not be realized, though this is not assured, and as such no valuation allowance has been provided on these assets.
The balances and activity related to our valuation allowance were as follows:

(In millions)	Beginning Balance	Additions	Reductions	Ending Balance
Year Ended December 31, 2020	$59	$10	$—	$69
Year Ended December 31, 2019	64	—	(5)	59
Year Ended December 31, 2018	89	—	(25)	64

Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
(In millions)	2020	2019	2018
Beginning balance	$17	$23	$25
Additions for tax positions of the current period	—	—	1
Additions for tax positions of prior years	7	3	2
Reductions for tax positions of prior years	(1)	(7)	(3)
Settlements with tax authorities	(1)	(1)	—
Reductions due to the statute of limitations	(2)	(1)	(1)
Currency translation adjustment	—	—	(1)
Ending balance	$20	$17	$23
Interest and penalties	7	7	6
Gross unrecognized tax benefits	$27	$24	$29
Total unrecognized tax benefits that, if recognized, would impact the effective income tax rate as of the end of the year	$20	$16	$22
We could reflect a reduction to unrecognized tax benefits of up to $15 million over the next 12 months due to the statute of limitations lapsing on positions or because tax positions are sustained on audit.
We are subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2020, we have no tax years under examination by the IRS. We have various U.S. state and local examinations and non-U.S. examinations in process. The U.S. federal tax returns after 2008, state and local returns after 2012, and non-U.S. returns after 2009 are open under relevant statutes of limitations and are subject to audit.
17. Earnings per Share
We compute basic and diluted earnings per share using the two-class method, which allocates earnings to participating securities. The participating securities consist of our Series A Convertible Perpetual Preferred Stock. The undistributed earnings are allocated between common shares and participating securities as if all earnings had been distributed during the period. Losses are not allocated to the preferred shares. As discussed in Note 14—Stockholders’ Equity, we recorded a preferred stock conversion charge in December 2020 in connection with the conversion of our Series A preferred stock.

The computations of basic and diluted earnings per share were as follows:

	Years Ended December 31,
(In millions, except per share data)	2020	2019	2018
Basic earnings per common share
Net income attributable to XPO	$110	$419	$422
Preferred stock conversion charge	(22)	—	—
Series A preferred stock dividends	(3)	(3)	(3)
Non-cash allocation of undistributed earnings	(6)	(37)	(29)
Net income attributable to common shares, basic	$79	$379	$390

Basic weighted-average common shares	92	96	123
Basic earnings per share	$0.87	$3.95	$3.17

Diluted earnings per common share
Net income attributable to common shares, diluted	$79	$379	$390

Basic weighted-average common shares	92	96	123
Dilutive effect of warrants and stock-based awards	10	10	12
Diluted weighted-average common shares	102	106	135

Diluted earnings per share	$0.78	$3.57	$2.88

Potential common shares excluded	10	10	10
Certain shares were not included in the computation of diluted earnings per share because the effect was anti-dilutive.
18. Commitments and Contingencies
We are involved, and will continue to be involved, in numerous proceedings arising out of the conduct of our business. These proceedings may include claims for property damage or personal injury incurred in connection with the transportation of freight, claims regarding anti-competitive practices, and employment-related claims, including claims involving asserted breaches of employee restrictive covenants. These matters also include numerous putative class action, multi-plaintiff and individual lawsuits, and administrative proceedings involving claims that our owner-operators or contract carriers should be treated as employees, rather than independent contractors (“misclassification claims”). These lawsuits and proceedings may seek substantial monetary damages (including claims for unpaid wages, overtime, failure to provide meal and rest breaks, unreimbursed business expenses penalties and other items), injunctive relief, or both.
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
19. Subsequent Events
Acquisition
In January 2021, our XPO Logistics Europe subsidiary acquired the majority of Kuehne + Nagel’s contract logistics operations in the United Kingdom, which generated annual revenues in 2020 of approximately £450 million ($585 million). The operations, which provide a range of logistics services, including inbound and outbound distribution, reverse logistics management and inventory management, will be included in our Logistics segment.
Debt Redemption
Also in January 2021, we redeemed our outstanding Senior Notes due 2022. The redemption price for the Senior Notes due 2022 was 100.0% of the principal amount, plus accrued and unpaid interest. We paid for the redemption with available cash. We expect to record a debt extinguishment loss of approximately $5 million in our first quarter of 2021 results of operations due to this redemption.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2020. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2020, such that the information required to be included in our SEC reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to XPO, including our consolidated subsidiaries; and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2020.
KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an audit report, which is included elsewhere within this Form 10-K, on the effectiveness of our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 of Part III of Form 10-K (other than certain information required by Item 401 of Regulation S-K with respect to our executive officers, which is provided under Item 1 of Part I of this Annual Report on Form 10-K) will be set forth in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
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
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 of Part III of Form 10-K will be set forth in our Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 of Part III of Form 10-K, including information regarding security ownership of certain beneficial owners and management and information regarding securities authorized for issuance under equity compensation plans, will be set forth in our Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 13 of Part III of Form 10-K will be set forth in our Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 of Part III of Form 10-K will be set forth in our Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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

4.6	Description of Common Stock (incorporated herein by reference to Exhibit 4.9 to the registrant’s Annual Report on Form 10-K filed with the SEC on February 10, 2020).

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

10.1 +	2011 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit D to Exhibit 2.1 to the registrant’s current report on Form 8-K filed with the SEC on June 14, 2011).

10.2 +
Form of Option Award Agreement (2011 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.20 to the registrants Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Fiscal Year 2011 Form 10-K”)).

10.3 +
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (2011 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.21 to the Fiscal Year 2011 Form 10-K).

10.4 +
Amended and Restated 2011 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit A to the registrant’s definitive proxy statement on Schedule 14A filed with the SEC on April 27, 2012).

10.5 +
Form of Restricted Stock Unit Award Agreement (Amended and Restated 2011 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on March 20, 2014).

10.6 +	2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Annex A to the registrant’s definitive proxy statement on Schedule 14A filed with the SEC on November 21, 2016).

10.7 +
Form of Restricted Stock Unit Award Agreement (Service-Vesting) (2016 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.15 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Fiscal Year 2016 Form 10-K”)).

10.8 +	Form of Performance-Based Restricted Stock Unit Award Agreement (2016 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.16 to the Fiscal Year 2016 Form 10-K).

10.9 +
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (2016 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.17 to the Fiscal Year 2016 Form 10-K).

Exhibit Number	Description

10.10 +
Form of Performance-Based Restricted Stock Unit Award Agreement (2016 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed with the SEC on November 5, 2018).

10.11 +
Amendment No. 1 to the XPO Logistics, Inc. 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Annex B to the registrant’s definitive proxy statement on Schedule 14A filed with the SEC on April 22, 2019).

10.12 +
Form of Performance-Based Restricted Unit Award Agreement (2016 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the SEC on August 1, 2019).

10.13 +
Amendment No. 2 to the XPO Logistics, Inc. 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Annex B to the registrant’s definitive proxy statement on Schedule 14A filed with the SEC on April 21, 2020).

10.14 +	Form of Cash Long-Term Incentive Award Agreement (incorporated herein by reference to Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2020).

10.15 +
Performance-Based Restricted Stock Unit Award Agreement, dated August 9, 2018, between the registrant and Sarah J.S. Glickman (incorporated herein by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed with the SEC on November 5, 2018).

10.16 +	Form of Employment Agreement, dated February 9, 2016, (incorporated herein by reference to Exhibit 10.1 to the February 2016 Form 8-K).

10.17 +	Exhibit A to Employment Agreement, dated February 9, 2016, between the registrant and John J. Hardig (incorporated herein by reference to Exhibit 10.4 to the February 2016 Form 8-K).

10.18 +	Exhibit A to Employment Agreement, dated February 9, 2016, between the registrant and Scott B. Malat (incorporated herein by reference to Exhibit 10.6 to the February 2016 Form 8-K).

10.19 +
Employment Agreement, dated April 19, 2018, between the registrant and Kenneth R. Wagers III (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 24, 2018).

10.20 +
Employment Agreement, dated June 5, 2019, between the registrant and Sarah J.S. Glickman (incorporated herein by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the SEC on August 1, 2019).

10.21 +	Employment Agreement, effective as of February 3, 2020, and Amendment to Employment Agreement, dated April 7, 2020, between the registrant and Kurt M. Rogers.
Agreement, dated April 7, 2020, between the registrant and Kurt M. Rogers.
10.22 +
Employment Agreement, effective as of March 2, 2020, between the registrant and David B. Wyshner (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2020).

10.23 +
Separation Agreement, dated May 4, 2020, between the registrant and Sarah J.S. Glickman (incorporated herein by reference to Exhibit 99.1 to the registrant’s current report on Form 8-K filed with the SEC on May 8, 2020).

10.24 +
Employment Agreement, effective as of July 31, 2020, between the registrant and Bradley S. Jacobs. (incorporated herein by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2020).

10.25 +
Employment Agreement, effective as of July 31, 2020, between the registrant and Troy A. Cooper. (incorporated herein by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2020).

Exhibit Number	Description

10.26 +
Employment Agreement, effective as of July 31, 2020, between the registrant and Mario A. Harik. (incorporated herein by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2020).

10.27	XPO Logistics, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Annex A to the registrant’s definitive proxy statement on Schedule 14A filed with the SEC on November 20, 2017).

10.28	Amendment No. 1, dated December 4, 2018, to the XPO Logistics, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.18 to the Fiscal Year 2018 Form 10-K).

10.29
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

10.31
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

10.32
Amendment No. 3 to Second Amended and Restated Revolving Loan Credit Agreement, dated April 30, 2019, by and among the registrant, certain subsidiaries signatory thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as agent (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 1, 2019).

10.33
Amendment No. 4 to Second Amended and Restated Revolving Loan Credit Agreement, dated April 3, 2020, by and among the registrant, certain subsidiaries signatory thereto, the lenders party thereto and Morgan Stanley Senior Funding Inc., as agent. (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2020).+

10.34
Amendment No. 5 to Second Amended and Restated Revolving Loan Credit Agreement, dated June 29, 2020, by and among the registrant, certain subsidiaries signatory thereto, the lenders party thereto and Morgan Stanley Senior Funding Inc., as agent. (incorporated herein by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2020).

10.35
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

10.37
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

Exhibit Number	Description

10.38
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

10.39
Amendment No. 4 to Senior Secured Term Loan Credit Agreement, dated March 7, 2019, by and among the registrant and certain subsidiaries signatory thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2019 filed with the SEC on May 1, 2019).

10.40
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

101.INS *	Inline XBRL Instance Document.

101.SCH *	Inline XBRL Taxonomy Extension Schema.

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase.

104 *	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

+	This exhibit is a management contract or compensatory plan or arrangement.

Item 16.     FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XPO LOGISTICS, INC.

By:	/s/ Brad Jacobs
Brad Jacobs
(Chairman of the Board of Directors and Chief Executive Officer)

By:	/s/ David Wyshner
David Wyshner
(Chief Financial Officer)
February 12, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Brad Jacobs	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 12, 2021
Brad Jacobs
/s/ David Wyshner	Chief Financial Officer (Principal Financial Officer)	February 12, 2021
David Wyshner
/s/ Lance Robinson	Chief Accounting Officer (Principal Accounting Officer)	February 12, 2021
Lance Robinson
/s/ AnnaMaria DeSalva	Vice Chairman of the Board of Directors	February 12, 2021
AnnaMaria DeSalva
/s/ Gena Ashe	Director	February 12, 2021
Gena Ashe
/s/ Marlene Colucci	Director	February 12, 2021
Marlene Colucci
/s/ Michael Jesselson	Lead Independent Director	February 12, 2021
Michael Jesselson
/s/ Adrian Kingshott	Director	February 12, 2021
Adrian Kingshott
/s/ Jason Papastavrou	Director	February 12, 2021
Jason Papastavrou
/s/ Oren Shaffer	Director	February 12, 2021
Oren Shaffer

