Form 10-Q
period 2021-03-31
XPO Logistics, Inc.
filed 2021-05-04
CIK 1166003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
Form 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 27, 2021, there were 111,710,560 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

XPO Logistics, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2021

Part I—Financial Information
Item 1. Financial Statements.
XPO Logistics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(In millions, except per share data)	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$629	$2,054
Accounts receivable, net of allowances of $60 and $65, respectively	3,137	2,886
Other current assets	505	430
Total current assets	4,271	5,370
Long-term assets
Property and equipment, net of $2,653 and $2,568 in accumulated depreciation, respectively	2,651	2,661
Operating lease assets	2,602	2,278
Goodwill	4,554	4,599
Identifiable intangible assets, net of $944 and $909 in accumulated amortization, respectively	955	974
Other long-term assets	336	287
Total long-term assets	11,098	10,799
Total assets	$15,369	$16,169
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,329	$1,255
Accrued expenses	1,966	1,814
Short-term borrowings and current maturities of long-term debt	88	1,338
Short-term operating lease liabilities	533	483
Other current liabilities	260	263
Total current liabilities	4,176	5,153
Long-term liabilities
Long-term debt	5,162	5,369
Deferred tax liability	378	371
Employee benefit obligations	178	192
Long-term operating lease liabilities	2,086	1,795
Other long-term liabilities	475	440
Total long-term liabilities	8,279	8,167
Stockholders’ equity
Convertible perpetual preferred stock, $0.001 par value; 10 shares authorized; — and 0.001 of Series A shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	1
Common stock, $0.001 par value; 300 shares authorized; 112 and 102 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	1,988	1,998
Retained earnings	983	868
Accumulated other comprehensive loss	(195)	(158)
Total stockholders’ equity before noncontrolling interests	2,776	2,709
Noncontrolling interests	138	140
Total equity	2,914	2,849
Total liabilities and equity	$15,369	$16,169
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2021	2020
Revenue	$4,774	$3,864
Cost of transportation and services	2,328	1,898
Direct operating expense	1,656	1,360
Sales, general and administrative expense	588	525
Operating income	202	81
Other income	(26)	(18)
Foreign currency gain	(2)	(8)
Debt extinguishment loss	8	—
Interest expense	69	72
Income before income tax provision	153	35
Income tax provision	35	10
Net income	118	25
Net income attributable to noncontrolling interests	(3)	(2)
Net income attributable to XPO	$115	$23

Net income attributable to common shareholders	$115	$21

Earnings per share data
Basic earnings per share	$1.08	$0.23
Diluted earnings per share	$1.02	$0.20

Weighted-average common shares outstanding
Basic weighted-average common shares outstanding	106	92
Diluted weighted-average common shares outstanding	112	103
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(In millions)	2021	2020
Net income	$118	$25

Other comprehensive income (loss), net of tax
Foreign currency translation loss, net of tax effect of $(6) and $(11)	$(42)	$(65)
Defined benefit plans adjustments, net of tax effect of $— and $2	—	(5)
Other comprehensive loss	(42)	(70)
Comprehensive income (loss)	$76	$(45)
Less: Comprehensive loss attributable to noncontrolling interests	(2)	(3)
Comprehensive income (loss) attributable to XPO	$78	$(42)
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2021	2020
Operating activities
Net income	$118	$25
Adjustments to reconcile net income to net cash from operating activities
Depreciation, amortization and net lease activity	192	183
Stock compensation expense	10	18
Accretion of debt	5	4
Deferred tax benefit	(4)	(2)
Debt extinguishment loss	8	—
Unrealized gain on foreign currency option and forward contracts	(1)	(4)
Gains on sales of property and equipment	(24)	(27)
Other	(2)	5
Changes in assets and liabilities
Accounts receivable	(196)	44
Other assets	(21)	(16)
Accounts payable	12	(69)
Accrued expenses and other liabilities	76	19
Net cash provided by operating activities	173	180
Investing activities
Payment for purchases of property and equipment	(140)	(139)
Proceeds from sale of property and equipment	36	54
Other	9	6
Net cash used in investing activities	(95)	(79)
Financing activities
Proceeds from (repayment of) borrowings related to securitization program	(49)	182
Repurchase of debt	(1,200)	—
Proceeds from borrowings on ABL facility	—	620
Repayment of borrowings on ABL facility	(200)	(20)
Repayment of debt and finance leases	(29)	(25)
Payment for debt issuance costs	(5)	—
Repurchase of common stock	—	(114)
Change in bank overdrafts	1	42
Payment for tax withholdings for restricted shares	(21)	(16)
Other	2	(1)
Net cash provided by (used in) financing activities	(1,501)	668
Effect of exchange rates on cash, cash equivalents and restricted cash	(2)	(19)
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,425)	750
Cash, cash equivalents and restricted cash, beginning of period	2,065	387
Cash, cash equivalents and restricted cash, end of period	$640	$1,137
Supplemental disclosure of cash flow information
Leased assets obtained in exchange for new operating lease liabilities, including $306 million related an acquisition	$513	$156
Leased assets obtained in exchange for new finance lease liabilities	23	8
Cash paid for interest	76	76
Cash paid for income taxes	7	7
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Series A Preferred Stock		Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total XPO Stockholders' Equity	Non-controlling Interests	Total Equity
Balance as of December 31, 2020	1	$1	102,052	$—	$1,998	$868	$(158)	$2,709	$140	$2,849
Net income	—	—	—	—	—	115	—	115	3	118
Other comprehensive loss	—	—	—	—	—	—	(37)	(37)	(5)	(42)
Exercise and vesting of stock compensation awards	—	—	270	—	—	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	—	—	(21)	—	—	(21)	—	(21)
Conversion of preferred stock to common stock	(1)	(1)	139	—	1	—	—	—	—	—
Exercise of warrants	—	—	9,215	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	10	—	—	10	—	10
Balance as of March 31, 2021	—	$—	111,676	$—	$1,988	$983	$(195)	$2,776	$138	$2,914

	Series A Preferred Stock		Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total XPO Stockholders' Equity	Non-controlling Interests	Total Equity
Balance as of December 31, 2019	72	$41	92,342	$—	$2,061	$786	$(145)	$2,743	$153	$2,896
Net income	—	—	—	—	—	23	—	23	2	25
Other comprehensive loss	—	—	—	—	—	—	(65)	(65)	(5)	(70)
Exercise and vesting of stock compensation awards	—	—	417	—	—	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	—	—	(16)	—	—	(16)	—	(16)
Retirement of common stock	—	—	(1,715)	—	(114)	—	—	(114)	—	(114)
Dividend declared	—	—	—	—	—	(1)	—	(1)	—	(1)
Stock compensation expense	—	—	—	—	12	—	—	12	—	12
Adoption of new accounting standard and other	—	—	—	—	—	(4)	—	(4)	—	(4)
Balance as of March 31, 2020	72	$41	91,044	$—	$1,943	$804	$(210)	$2,578	$150	$2,728
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization, Description of Business and Basis of Presentation
XPO Logistics, Inc., together with its subsidiaries (“XPO” or “we”), provides cutting-edge supply chain solutions to the most successful companies in the world. We use our integrated network of people, technology and physical assets to help customers manage their goods most efficiently throughout their supply chains. Our customers are multinational, national, mid-size and small enterprises. We run our business on a global basis, with two reportable segments: Transportation and Logistics. See Note 3—Segment Reporting for additional information on our operations.
In December 2020, we announced that our Board of Directors unanimously approved a plan to pursue a spin-off of 100% of our Logistics segment as a separate publicly traded company. The spin-off, which we intend to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes to XPO shareholders, would result in XPO shareholders owning stock in both companies.
If completed, the spin-off will result in separate public companies with clearly delineated service offerings. XPO will be a global provider of primarily less-than-truckload (“LTL”) transportation and truck brokerage services, and GXO Logistics, Inc. (“GXO”), the planned spin-off, will be a global provider of contract logistics services. Both companies’ stocks are expected to trade on the New York Stock Exchange, and we plan to consider a dual listing on the London Stock Exchange for GXO in due course.
The transaction is currently expected to be completed in the second half of 2021, subject to various conditions, including the approval of XPO’s board of directors. There can be no assurance that the spin-off will occur or, if it does occur, of its terms or timing.
We prepared our Condensed Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles (“GAAP”) and on the same basis as the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). The interim reporting requirements of Form 10-Q allow certain information and note disclosures normally included in annual consolidated financial statements to be condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the 2020 Form 10-K.
The Condensed Consolidated Financial Statements are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair presentation of financial condition, operating results and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
Restricted Cash
As of March 31, 2021 and December 31, 2020, our restricted cash included in Other long-term assets on our Condensed Consolidated Balance Sheets was $11 million.
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
We account for transfers under our securitization and factoring arrangements as sales because we sell full title and ownership in the underlying receivables and control of the receivables is considered transferred. For these transfers, the receivables are removed from our Condensed Consolidated Balance Sheets at the date of transfer. In the securitization and factoring arrangements, our continuing involvement is limited to servicing the receivables. The fair value of any servicing assets and liabilities is immaterial. Our trade receivables securitization program permits us to borrow, on an unsecured basis, cash collected in a servicing capacity on previously sold receivables, which we report within short-term debt on our Condensed Consolidated Balance Sheets. We had no such borrowings outstanding as of March 31, 2021 and had borrowings of €41 million ($50 million) as of December 31, 2020. See Note 7—Debt for additional information on these borrowings.
The maximum amount of net cash proceeds available at any one time under the securitization program, inclusive of any unsecured borrowings, is €400 million (approximately $469 million as of March 31, 2021). As of March 31, 2021, €82 million (approximately $96 million) was available to us, subject to having sufficient receivables available to sell to the Purchasers. The weighted average interest rate was 0.58% as of March 31, 2021. Charges for commitment fees, which are based on a percentage of available amounts, and charges for administrative fees were not material to our results of operations for the three months ended March 31, 2021 and 2020.
Information related to the trade receivables sold was as follows:

	Three Months Ended March 31,
(In millions)	2021	2020
Securitization programs
Receivables sold in period	$775	$691
Cash consideration	775	691

Factoring programs
Receivables sold in period	$116	$264
Cash consideration	116	263
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
We base our fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and current maturities of long-term debt approximated their fair values as of March 31, 2021 and December 31, 2020 due to their short-term nature and/or being receivable or payable on demand. The Level 1 cash equivalents include money market funds valued using quoted prices in active markets. For information on the fair value hierarchy of our derivative instruments, see Note 6—Derivative Instruments and for information on financial liabilities, see Note 7—Debt.

The fair value hierarchy of cash equivalents was as follows:

(In millions)	Carrying Value	Fair Value	Level 1
March 31, 2021	$249	$249	$249
December 31, 2020	1,738	1,738	1,738
The decrease in cash equivalents from December 31, 2020 was primarily due to the redemption of our senior notes due 2022 and the repayment of borrowings under our revolving loan credit agreement (the “ABL Facility”). For further information, See Note 7—Debt for further information.
Adoption of New Accounting Standard
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The ASU is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The ASU also clarifies and amends existing guidance to enhance consistency and comparability among reporting entities. We adopted this standard on January 1, 2021 on a prospective basis. The adoption did not have a material effect on our consolidated financial statements.
Accounting Pronouncement Issued but Not Yet Effective
In March 2020, the FASB issued ASU 2020-04, “Reference rate reform (Topic 848)—Facilitation of the effects of reference rate reform on financial reporting.” The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. The amendments apply only to contracts and hedging relationships that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. The amendments are elective and are effective upon issuance through December 31, 2022. We are currently evaluating the impact of the new guidance.
2. Acquisition
In January 2021, our XPO Logistics Europe subsidiary acquired the majority of Kuehne + Nagel’s contract logistics operations in the United Kingdom and Ireland, which generated annual revenues in 2020 of approximately £450 million ($585 million). The operations, which provide a range of logistics services, including inbound and outbound distribution, reverse logistics management and inventory management, are included in our Logistics segment from the acquisition date. Pro forma results of operations for this acquisition have not been presented as it is not material to the condensed consolidated results of operations.
3. Segment Reporting
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
Selected financial data for our segments is as follows:

(In millions)	Transportation	Logistics	Corporate	Eliminations/Other	Total
Three months ended March 31, 2021
Revenue	$2,989	$1,818	$—	$(33)	$4,774
Operating income (loss) (1)	209	68	(75)	—	202
Depreciation and amortization	115	74	3	—	192

Three months ended March 31, 2020
Revenue	$2,459	$1,437	$—	$(32)	$3,864
Operating income (loss) (2)	120	38	(77)	—	81
Depreciation and amortization	110	69	4	—	183
(1)Consolidated operating income for the three months ended March 31, 2021 includes $18 million of transaction and integration costs and $4 million of restructuring expense. $1 million of the transaction and integration costs relate to our Transportation segment, $5 million relate to our Logistics segment and $12 million relate to Corporate.
(2)Consolidated operating income for the three months ended March 31, 2020 includes $44 million of transaction and integration costs and $3 million of restructuring expense. $7 million of the transaction and integration costs relate to our Transportation segment, $7 million relate to our Logistics segment and $30 million relate to Corporate.
The transaction and integration costs for the first three months of 2021 are primarily related to the planned spin-off of the Logistics segment and our acquisition of the Kuehne + Nagel business. The transaction and integration costs for the first three months of 2020 are primarily related to our previously announced exploration of strategic alternatives that was terminated in March 2020. For further information on our restructuring actions, see Note 5—Restructuring Charges. We also incurred in the first three months of 2021 and 2020, net incremental and direct costs as a result of the COVID-19 pandemic, including costs for personal protective equipment, site cleanings and enhanced employee benefits, such as appreciation pay.
4. Revenue Recognition
Disaggregation of Revenues
We disaggregate our revenue by geographic area and service offering. Our revenue disaggregated by geographical area, based on sales office location, was as follows:

	Three Months Ended March 31, 2021
(In millions)	Transportation	Logistics	Eliminations	Total
Revenue
United States	$2,118	$584	$(9)	$2,693
North America (excluding United States)	90	14	—	104
France	342	180	(3)	519
United Kingdom	209	552	(15)	746
Europe (excluding France and United Kingdom)	213	465	(5)	673
Other	17	23	(1)	39
Total	$2,989	$1,818	$(33)	$4,774

	Three Months Ended March 31, 2020
(In millions)	Transportation	Logistics	Eliminations	Total
Revenue
United States	$1,702	$536	$(9)	$2,229
North America (excluding United States)	71	14	—	85
France	311	150	(3)	458
United Kingdom	182	329	(16)	495
Europe (excluding France and United Kingdom)	188	386	(3)	571
Other	5	22	(1)	26
Total	$2,459	$1,437	$(32)	$3,864
Our revenue disaggregated by service offering was as follows:

	Three Months Ended March 31,
(In millions)	2021	2020
Transportation segment:
LTL	$1,221	$1,135
Freight brokerage and truckload	1,384	1,023
Last mile (1)	246	201
Managed transportation	97	83
Global forwarding	100	61
Transportation eliminations	(59)	(44)
Total Transportation segment revenue	2,989	2,459
Total Logistics segment revenue	1,818	1,437
Intersegment eliminations	(33)	(32)
Total revenue	$4,774	$3,864
(1)    Comprised of our North American last mile operations.
Performance Obligations
Remaining performance obligations represent firm contracts for which services have not been performed and future revenue recognition is expected. As permitted in determining the remaining performance obligation, we omit obligations that: (i) have original expected durations of one year or less or (ii) contain variable consideration. On March 31, 2021, the fixed consideration component of our remaining performance obligation was approximately $2.1 billion, and we expect to recognize approximately 66% of that amount over the next three years and the remainder thereafter. The remaining performance obligation at March 31, 2021 includes contracts related to the Kuehne + Nagel acquisition. The majority of the remaining performance obligation relates to our Logistics reportable segment. We estimate remaining performance obligations at a point in time and actual amounts may differ from these estimates due to changes in foreign currency exchange rates and contract revisions or terminations.
5. Restructuring Charges
We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure. These actions generally include severance and facility-related costs, including impairment of right-of-use assets, and are intended to improve our efficiency and profitability.
We recorded restructuring charges of $4 million and $3 million in Sales, general and administrative expense on our Condensed Consolidated Statements of Income for the first three months of 2021 and 2020, respectively.
Our restructuring-related activity was as follows:

		Three Months Ended March 31, 2021
(In millions)	Reserve Balance as of December 31, 2020	Charges Incurred	Payments	Foreign Exchange and Other	Reserve Balance as of March 31, 2021
Severance
Transportation	$7	$1	$(4)	$—	$4
Logistics	19	—	(4)	(1)	14
Corporate	2	3	(1)	—	4
Total severance	28	4	(9)	(1)	22
Facilities
Transportation	5	—	—	—	5
Total facilities	5	—	—	—	5
Total	$33	$4	$(9)	$(1)	$27
We expect the majority of the cash outlays related to the charges incurred in the first quarter of 2021 will be complete within twelve months.
6. Derivative Instruments
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

The fair value of our derivative instruments and the related notional amounts were as follows:

	March 31, 2021
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges
Cross-currency swap agreements	$450	Other current assets	$—	Other current liabilities	$(25)
Cross-currency swap agreements	730	Other long-term assets	—	Other long-term liabilities	(29)
Interest rate swaps	2,003	Other current assets	—	Other current liabilities	—
Derivatives not designated as hedges
Foreign currency option contracts	178	Other current assets	3	Other current liabilities	—
Total			$3		$(54)

	December 31, 2020
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges
Cross-currency swap agreements	$450	Other current assets	$—	Other current liabilities	$(44)
Cross-currency swap agreements	740	Other long-term assets	—	Other long-term liabilities	(65)
Interest rate swaps	2,003	Other current assets	—	Other current liabilities	(4)
Total			$—		$(113)
The derivatives are classified as Level 2 within the fair value hierarchy. The derivatives are valued using inputs other than quoted prices such as foreign exchange rates and yield curves.
The effect of derivative and nonderivative instruments designated as hedges on our Condensed Consolidated Statements of Income was as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives		Amount of Gain Reclassified from AOCI into Net Income		Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,
(In millions)	2021	2020	2021	2020	2021	2020
Derivatives designated as cash flow hedges
Cross-currency swap agreements	$6	$8	$6	$3	$—	$—
Interest rate swaps	—	(5)	—	—	—	—
Derivatives designated as net investment hedges
Cross-currency swap agreements	48	38	—	—	3	4
Total	$54	$41	$6	$3	$3	$4
The pre-tax gain recognized in earnings for foreign currency option and forward contracts not designated as hedging instruments were gains of $1 million and $4 million for the three months ended March 31, 2021 and 2020, respectively. These amounts are recorded in Foreign currency gain on our Condensed Consolidated Statements of Income.

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
We also enter into cross-currency swap agreements to manage the related foreign currency exposure from intercompany loans. We designated these cross-currency swaps as qualifying hedging instruments and account for them as cash flow hedges. Gains and losses resulting from the change in the fair value of the cross-currency swaps are initially recognized in AOCI and reclassified to Foreign currency gain to offset the foreign exchange impact in earnings created by the intercompany loans. Cash flows related to these cash flow hedges are included in Operating activities on our Condensed Consolidated Statements of Cash Flows.
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
Foreign Currency Option and Forward Contracts
We use foreign currency option contracts to mitigate the risk of a reduction in the value of earnings from our operations that use the EUR or the British pound sterling as their functional currency. Additionally, we use foreign currency forward contracts to mitigate exposure from intercompany loans that are not designated as permanent and can create volatility in earnings. The foreign currency contracts (both option and forward contracts) were not designated as qualifying hedging instruments as of March 31, 2021. The contracts are used to manage our exposure to foreign currency exchange rate fluctuations and are not speculative. The contracts generally expire in 12 months or less. Gains or losses on the contracts are recorded in Foreign currency gain on our Condensed Consolidated Statements of Income. Cash flows related to the foreign currency contracts are included in Investing activities on our Condensed Consolidated Statements of Cash Flows, consistent with the nature and purpose for which these derivatives were acquired.

7. Debt

	March 31, 2021		December 31, 2020
(In millions)	Principal Balance	Carrying Value	Principal Balance	Carrying Value
ABL facility	$—	$—	$200	$200
Term loan facilities	2,003	1,971	2,003	1,974
6.50% Senior notes due 2022	—	—	1,200	1,195
6.125% Senior notes due 2023	535	532	535	531
6.75% Senior notes due 2024	1,000	990	1,000	989
6.25% Senior notes due 2025	1,150	1,139	1,150	1,138
6.70% Senior debentures due 2034	300	211	300	210
Borrowings related to securitization program	—	—	50	50
Finance leases, asset financing and other	407	407	420	420
Total debt	5,395	5,250	6,858	6,707
Short-term borrowings and current maturities of long-term debt	88	88	1,343	1,338
Long-term debt	$5,307	$5,162	$5,515	$5,369
The fair value of our debt and classification in the fair value hierarchy was as follows:

(In millions)	Fair Value	Level 1	Level 2
March 31, 2021	$5,590	$3,190	$2,400
December 31, 2020	7,094	4,431	2,663
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
ABL Facility
As of March 31, 2021, our borrowing base was $1.1 billion and our availability under our ABL Facility was $1.084 billion after considering outstanding letters of credit on the ABL Facility of $16 million. As of March 31, 2021, we were in compliance with the ABL Facility’s financial covenants.
Secured Debt
Under our Senior Secured Term Loan Credit Agreement, we have a $200 million uncommitted secured evergreen letter of credit facility, under which we have issued $198 million in aggregate face amount of letters of credit as of March 31, 2021. As of March 31, 2021, we were in compliance with the financial covenants in the Senior Secured Term Loan Agreement.

Term Loan Facilities
In the first quarter of 2021, we amended the Term Loan Credit Agreement to consolidate our tranches and lower the interest rate. The applicable terms of the Term Loan Credit Agreement are as follows:

		December 31, 2020
(In millions)	March 31, 2021	First Tranche	Second Tranche
Principal balance	$2,003	$1,503	$500
Interest spread:
Base rate loans	0.75%	1.00%	1.50%
LIBOR loans	1.75%	2.00%	2.50%
Maturity date	February 2025	February 2025	February 2025
We recorded a debt extinguishment loss of $3 million in the first quarter of 2021 due to this amendment.
The interest rate on our term loan facility was 1.86% as of March 31, 2021.
Senior Notes due 2022
In January 2021, we redeemed our outstanding 6.50% senior notes due 2022. The redemption price for the notes was 100.0% of the principal amount, plus accrued and unpaid interest. We paid for the redemption with available cash. We recorded a debt extinguishment loss of $5 million in our first quarter 2021 results of operations due to this redemption.
8. Stockholders’ Equity
Series A Convertible Perpetual Preferred Stock and Warrants
In 2011, we issued 75,000 shares of the Series A Preferred Stock with an initial liquidation preference of $1,000 per share which are convertible into shares of our common stock at a conversion price of $7.00 per common share (subject to customary anti-dilution adjustments). We also issued warrants exercisable for shares of our common stock at an initial exercise price of $7.00 per common share (subject to customary anti-dilution adjustments). Our preferred stock pays quarterly cash dividends equal to the greater of: (i) the “as-converted” dividends on our underlying common stock for the relevant quarter and (ii) 4% of the then-applicable liquidation preference per annum.
In December 2020, some holders of our convertible preferred stock exchanged their holdings for a combination of our common stock, based on the stated conversion price, and a lump-sum payment that represents an approximation of the net present value of the future dividends payable on the preferred stock. Additionally, some holders of our warrants exchanged (or committed to exchange subject to the satisfaction of certain customary closing conditions) their holdings, including Jacobs Private Equity, LLC, an entity controlled by the Company’s chairman and chief executive officer, for a number of shares of our common stock equal to the number of shares of common stock that such holder would be entitled to receive upon an exercise of the warrants less the number of shares of common stock that have an approximate value equal to the exercise price of the warrants. With respect to the preferred stock, through December 31, 2020, 69,445 shares were exchanged, and we issued 9.9 million shares of common stock and paid $22 million of cash. With respect to the warrants, through December 31, 2020, 0.3 million warrants were exchanged, and we issued 0.3 million shares of common stock. In the first quarter of 2021, 975 preferred shares were exchanged, and we issued 0.1 million shares of common stock. With respect to the warrants, in the first quarter of 2021, 9.8 million warrants were exchanged, and we issued 9.2 million shares of common stock. These exchanges are intended to simplify our equity capital structure, including in contemplation of our previously announced plan to pursue a spin-off of our Logistics segment. As of March 31, 2021, 40 shares of preferred stock remain outstanding, which are convertible into 5,714 shares of our common stock, and no warrants are outstanding.

Share Repurchases
In February 2019, our Board of Directors authorized additional repurchases of up to $1.5 billion of our common stock. Our share repurchase authorization permits us to purchase shares in both the open market and in private transactions, with the timing and number of shares dependent on a variety of factors, including price, general business conditions, market conditions, alternative investment opportunities and funding considerations. We are not obligated to repurchase any specific number of shares and may suspend or discontinue the program at any time.
In the first quarter of 2020, we purchased and retired 2 million shares at an aggregate value of $114 million. The share purchases were funded by our available cash and proceeds from our 2019 debt offerings. There were no share purchases in the first quarter of 2021. Our remaining share repurchase authorization was $503 million as of March 31, 2021.
9. Earnings per Share
We compute basic and diluted earnings per share using the two-class method, which allocates earnings to participating securities. The participating securities in 2020 consisted of our Series A Convertible Perpetual Preferred Stock. The undistributed earnings are allocated between common shares and participating securities as if all earnings had been distributed during the period. Losses are not allocated to the preferred shares. As discussed in Note 8—Stockholders’ Equity, we recorded a preferred stock conversion charge in December 2020 in connection with the conversion of our Series A preferred stock.
The computations of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
(In millions, except per share data)	2021	2020
Basic earnings per common share
Net income attributable to XPO	$115	$23
Series A preferred stock dividends	—	(1)
Non-cash allocation of undistributed earnings	—	(1)
Net income attributable to common shares, basic	$115	$21

Basic weighted-average common shares	106	92
Basic earnings per share	$1.08	$0.23

Diluted earnings per common share
Net income attributable to common shares, diluted	$115	$21

Basic weighted-average common shares	106	92
Dilutive effect of stock-based awards and warrants	6	11
Diluted weighted-average common shares	112	103

Diluted earnings per share	$1.02	$0.20

Potential common shares excluded	—	10
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
11. Subsequent Event
On April 6, 2021, the Company announced a buy-out offer to be followed by a squeeze-out for the remaining 3% of XPO Logistics Europe that it does not already own, at a price of €315 per share for 341,887 shares. It is expected that the total cash consideration to be paid in connection with this offer will be approximately €108 million (approximately $128 million). The offer will be subject to review by the Supervisory Board of XPO Logistics Europe, as well as regulatory bodies, and is expected to close in the second quarter of 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and other written reports and oral statements we make from time to time contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. In some cases, forward-looking statements can be identified by the use of forward-looking terms such as “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target,” “trajectory” or the negative of these terms or other comparable terms. However, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to a material difference include those discussed below and the risks discussed in the Company’s other filings with the Securities and Exchange Commission (the “SEC”). All forward-looking statements set forth in this Quarterly Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The following discussion should be read in conjunction with the Company’s unaudited Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report, and with the audited consolidated financial statements and related notes thereto included in the 2020 Annual Report on Form 10-K. Forward-looking statements set forth in this Quarterly Report speak only as of the date hereof, and we do not undertake any obligation to update forward-looking statements to reflect subsequent events or circumstances, changes in expectations or the occurrence of unanticipated events, except to the extent required by law.
Executive Summary
XPO Logistics, Inc., a Delaware corporation, together with its subsidiaries (“XPO,” or “we”), provides cutting-edge supply chain solutions to the most successful companies in the world.
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
If completed, the spin-off will result in separate public companies with clearly delineated service offerings. XPO will be a global provider of primarily less-than-truckload (“LTL”) transportation and truck brokerage services, and GXO Logistics, Inc. (“GXO”), the planned spin-off, will be the second largest contract logistics provider in the world. Both companies’ stocks are expected to trade on the New York Stock Exchange, and we plan to consider a dual listing on the London Stock Exchange for GXO in due course.
The transaction is currently expected to be completed in the second half of 2021, subject to various conditions, including the approval of XPO’s board of directors. There can be no assurance that the spin-off will occur or, if it does occur, of its terms or timing.
Separately, we acquired the majority of Kuehne + Nagel’s contract logistics operations in the United Kingdom and Ireland in January 2021. The operations, which include roughly 5,700 employees and provide a range of logistics services, including inbound and outbound distribution, reverse logistics management and inventory management, are included in our Logistics segment.
As of March 31, 2021, we had approximately 140,000 team members (comprised of approximately 108,000 full-time and part-time employees and 32,000 third-party, temporary workers), and 1,621 locations in 30 countries. Substantially all of our services operate under the single brand of XPO Logistics. We use our highly integrated network to help more than 50,000 customers operate their supply chains most efficiently.
Maintaining strong liquidity has been and will continue to be a top priority for XPO, and is consistent with our pursuit of investment-grade ratings for both XPO and GXO. As discussed in greater detail below, as of March 31, 2021, we had $1.7 billion of available liquidity, including $629 million of cash and cash equivalents.
Transportation Segment
Our Transportation segment facilitates the movement of raw materials, parts and finished goods. Our largest service offering within the Transportation segment is LTL, which contributed 43% of 2020 segment revenue. We are a top three provider of LTL services in North America, and we have one of the largest LTL networks in Western Europe.
Our other primary service offering within the Transportation segment is truck brokerage. We are the second largest brokerage provider globally and the third largest brokerage provider in North America. As of March 31, 2021, we had truck brokerage relationships with approximately 81,000 independent carriers representing over 1,000,000 trucks. The results of our truck brokerage operations are included as part of our freight brokerage services, which include additional, asset-light services for expedite, intermodal and drayage.
The owned capacity of our transportation model includes approximately 13,000 tractors and 35,000 trailers operated by professional drivers employed by XPO. This equipment is related primarily to our LTL operations in North America. Our fleet also supports our brokerage operations as needed.
Logistics Segment
Our Logistics segment, which we sometimes refer to as supply chain, provides order fulfillment and other distribution services differentiated by our ability to deliver technology-enabled, customized solutions. XPO is the second largest provider of contract logistics globally, with one of the largest outsourced e-fulfillment platforms.
Our logistics services include high-value-add warehousing and distribution, order fulfillment and personalization, cold-chain logistics, packaging and labeling, aftermarket support, inventory management and supply chain optimization. In addition, many of our e-commerce facilities manage merchandise returns, also known as reverse logistics. Depending on the merchandise being returned, this fast-growing area of logistics can include inspection, testing, repackaging, refurbishment, resale or product disposal, as well as refunding and warranty management. Reverse logistics services are mission-critical for companies with consumer end-markets, as shoppers increasingly “test-drive” the merchandise they buy online.
As of March 31, 2021, we operated 210 million square feet (20 million square meters) of logistics warehouse space worldwide. Approximately 99 million square feet (9 million square meters) was located in North America; 104 million square feet (10 million square meters) was located in Europe; and 7 million square feet (1 million square meters) was located in Asia.
Our logistics customers primarily operate in industries with high-growth outsourcing opportunities, including e-commerce and retail, food and beverage, consumer packaged goods, technology, aerospace, telecommunications, industrial and manufacturing, chemicals, agribusiness, life sciences and healthcare.
Operating Philosophy
We believe that our rapid pace of innovation differentiates our services, enables us to better utilize our assets and makes the most of the talent within our organization. Our proprietary technology strengthens our relationships with customers by addressing their immediate supply chain needs in ways that accommodate their strategic plans, such as entry into new markets. Technology allows us to be a true partner to our customers by helping them meet their objectives for efficiency, safety, customer service and growth.

When developing our technology, we concentrate our efforts in four areas that can create value for our shareholders and our customers, primarily by creating “smart” supply chains: our digital freight marketplace, automation and intelligent machines, dynamic data science, and visibility, particularly as it affects customer service in the e-commerce supply chain.
Environmental sustainability is a significant priority for us. In the U.S., XPO has been named a Top 75 Green Supply Chain Partner by Inbound Logistics for five consecutive years. In France, we have renewed our commitment to the CO2 Charter for another three years. In Spain, all of our sites meet Leadership in Energy and Environmental Design (“LEED”) energy certification standards for 100% consumption of renewable energy. In the U.K., the Digital Distribution Warehouse of the Future we created with Nestlé operates with environmentally friendly ammonia refrigeration systems, energy-saving lighting, air-source heat pumps for administration areas and rainwater harvesting.
More broadly in our Logistics segment, a number of our facilities are ISO 14001-certified, which ensures environmental and other regulatory compliances. We monitor fuel emissions from forklifts, with protocols in place to take immediate corrective action if needed. Our packaging engineers ensure that the optimal carton size is used for each product slated for distribution, and when feasible, we purchase recycled packaging. As a byproduct of managing returned merchandise, we recycle millions of electronic components and batteries each year.
In our Transportation segment, we have made substantial investments in fuel-efficient tractors that use Environmental Protection Agency 2013-compliant and Greenhouse Gas 2014- compliant Selective Catalytic Reduction technology for our LTL business in North America. Our LTL drivers operate from terminals that have energy-saving policies in place and are implementing a phased upgrade to LED lighting.
In Europe, our modern road fleet is 98% compliant with Euro V, EEV and Euro VI standards. We also own a large alternative-fuel road fleet that operates in France, the U.K., Spain and Portugal, including more than 250 natural gas vehicles. In Spain, we own government-approved mega-trucks to transport freight with fewer trips, and our last mile operations in Europe use electric vehicles for deliveries in certain urban areas, reducing those emissions to zero.
Impacts of COVID-19
As a global provider of supply chain solutions, our business can be impacted to varying degrees by factors beyond our control. The rapid escalation of COVID-19 into a pandemic in 2020 affected, and will continue to affect, economic activity broadly and customer sectors served by our industry.
We believe the COVID-19 pandemic and associated impacts on economic activity had an adverse effect on our results of operations and financial condition for the three months ended March 31, 2021 and 2020, as discussed below.
Due to the evolving nature of the pandemic, it remains difficult to predict the extent of the impact on our industry generally and our business in particular. Furthermore, the extent and pace of a recovery remains uncertain and may differ significantly among the countries in which we operate. We expect that our results of operations will continue to be impacted by the pandemic throughout 2021.
We have incurred net incremental and direct costs related to COVID-19 to ensure that we meet the needs of our employees and customers; these include costs for personal protective equipment (“PPE”), site cleanings and enhanced employee benefits. The majority of our cost base is variable, and while we expect to continue to incur additional costs related to the pandemic, we also have the ability to continue to adjust our expenses to address significant changes in demand for our services, if necessary, as we did in 2020. These actions include reduced use of contractors, reduced employee hours, furloughs, layoffs and required use of paid time off, consistent with applicable regulations.
The totality of the actions we have taken during the pandemic, and continue to take, combined with the variable components of our cost structure, have mitigated the impact on our profitability relative to the impact on our revenue and volumes, while our strong liquidity and disciplined capital management enable us to continue to invest in key growth initiatives.

Consolidated Summary Financial Table

	Three Months Ended March 31,		Percent of Revenue		Change
(Dollars in millions)	2021 (1)	2020 (2)	2021	2020	2021 vs. 2020
Revenue	$4,774	$3,864	100.0%	100.0%	23.6%
Cost of transportation and services	2,328	1,898	48.8%	49.1%	22.7%
Direct operating expense	1,656	1,360	34.7%	35.2%	21.8%
Sales, general and administrative expense	588	525	12.3%	13.6%	12.0%
Operating income	202	81	4.2%	2.1%	149.4%
Other income	(26)	(18)	(0.5)%	(0.5)%	44.4%
Foreign currency gain	(2)	(8)	—%	(0.2)%	(75.0)%
Debt extinguishment loss	8	—	0.2%	—%	NM
Interest expense	69	72	1.4%	1.9%	(4.2)%
Income before income tax provision	153	35	3.2%	0.9%	337.1%
Income tax provision	35	10	0.7%	0.3%	250.0%
Net income	$118	$25	2.5%	0.6%	372.0%
NM - Not meaningful
(1)Consolidated operating income for the three months ended March 31, 2021 includes $18 million of transaction and integration costs and $4 million of restructuring expense. $1 million of the transaction and integration costs relate to our Transportation segment, $5 million relate to our Logistics segment and $12 million relate to Corporate.
(2)Consolidated operating income for the three months ended March 31, 2020 includes $44 million of transaction and integration costs and $3 million of restructuring expense. $7 million of the transaction and integration costs relate to our Transportation segment, $7 million relate to our Logistics segment and $30 million relate to Corporate.
The transaction and integration costs for the first three months of 2021 are primarily related to the planned spin-off of the Logistics segment and our acquisition of the Kuehne + Nagel business. The transaction and integration costs for the first three months of 2020 are primarily related to our previously announced exploration of strategic alternatives that was terminated in March 2020. For further information on our restructuring actions, see Note 5—Restructuring Charges to the Condensed Consolidated Financial Statements. We also incurred in the first three months of 2021 and 2020, net incremental and direct costs as a result of the COVID-19 pandemic.
Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020
Revenue for the first quarter of 2021 increased 23.6% to $4.8 billion, compared with the same period in 2020. The increase in revenue in the first three months of 2021 compared to the same period in 2020 reflects strong growth in both our transportation and logistics businesses, including the impact of the acquired Kuehne + Nagel business in January 2021, which contributed approximately 3.1 percentage points to revenue growth. Additionally, foreign currency movement increased revenue by approximately 3.2 percentage points in the first quarter of 2021.
Cost of transportation and services includes the cost of providing or procuring freight transportation for XPO customers and salaries paid to employee drivers in our LTL and truckload businesses.
Cost of transportation and services for the first quarter of 2021 was $2.3 billion, or 48.8% of revenue, compared with $1.9 billion, or 49.1% of revenue, for the same period in 2020. The year-over-year decrease as a percentage of revenue for the first three months of 2021 was primarily driven by a higher mix of logistics revenue, partially offset by increased third-party transportation costs in our transportation segment.
Direct operating expenses are comprised of both fixed and variable expenses and consist of operating costs related to our warehousing facilities and LTL service centers. Direct operating expenses consist mainly of personnel costs, facility and equipment expenses, such as rent, utilities, equipment maintenance and repair, costs of materials and supplies, information technology expenses, depreciation expense, and gains and losses on sales of property and equipment.

Direct operating expense for the first three months of 2021 was $1.7 billion, or 34.7% of revenue, compared with $1.4 billion, or 35.2% of revenue, for the same period in 2020. The year-over-year decrease as a percentage of revenue was primarily driven by lower personnel and facilities costs as a percentage of revenue as we leveraged our fixed costs across increased revenues this quarter, partially offset by a higher mix of logistics revenue. Additionally, the first quarters of 2021 and 2020 included $24 million and $27 million, respectively, from gains on sales of property and equipment.
Sales, general and administrative expense (“SG&A”) primarily consists of salaries and commissions for the sales function, salary and benefit costs for executive and certain administration functions, depreciation and amortization expense, professional fees, facility costs, bad debt expense and legal costs.
SG&A for the first quarter of 2021 was $588 million, or 12.3% of revenue, compared with $525 million, or 13.6% of revenue, for the same period in 2020. SG&A for the first three months of 2021 included approximately $13 million of expenses related to the planned spin-off of our Logistics segment, including professional service fees. In comparison, SG&A for the first three months of 2020 included approximately $40 million of expenses related to our exploration of strategic alternatives that was terminated in March 2020, including professional service fees and employee retention costs.
Other income primarily consists of pension income. Other income for the first quarter of 2021 was $26 million of income, compared with $18 million of income for the same period in 2020. The year-over-year increase primarily reflects higher net periodic pension income in the first quarter of 2021, compared with the same period in 2020.
Foreign currency gain was a $2 million gain for the first quarter of 2021, compared with an $8 million gain for the same period in 2020. Foreign currency gain in the first quarter of 2021 primarily reflected foreign currency transaction and measurement gains. Foreign currency gain in the first quarter of 2020 primarily reflected realized and unrealized gains on foreign currency option and forward contracts and other derivative contracts, including a gain on a terminated net investment hedge. For additional information on our foreign currency option and forward contracts, see Note 6—Derivative Instruments to our Condensed Consolidated Financial Statements.
Debt extinguishment loss was $8 million for the first three months of 2021 and related to the write-off of debt issuance costs for the redemption of our outstanding senior notes due 2022, as well as costs related to the amendment of our term loan credit agreement. There were no debt extinguishment losses in the first quarter of 2020.
Interest expense decreased to $69 million for the first quarter of 2021 from $72 million for the first quarter of 2020. Interest expense reflected the issuance of the senior notes due 2025 in the second quarter of 2020, partially offset by the redemption of the senior notes due 2022 in the first quarter of 2021.
Our effective income tax rates were 22.8% and 30.2% for the first three months of 2021 and 2020, respectively. The effective tax rates for the first quarter of 2021 and 2020 were based on forecasted full-year effective tax rates, adjusted for discrete items that occurred within the periods presented. The change in our effective tax rate for the first quarter of 2021 compared to the same quarter in 2020 was primarily driven by higher pre-tax book income which diluted the impact of contribution- and margin-based taxes. The primary discrete item impacting the effective tax rate for the first quarter of 2021 was a tax benefit of $4 million from stock-based compensation. There were no material discrete items impacting the effective tax rate for the first quarter of 2020.
Restructuring Charges
We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure. We recorded restructuring charges of $4 million and $3 million in Sales, general and administrative expense on our Condensed Consolidated Statements of Income for the first three months of 2021 and 2020, respectively.
For more information, see Note 5—Restructuring Charges to the Condensed Consolidated Financial Statements. We may incur incremental restructuring costs in 2021 in connection with the planned spin-off of our Logistics segment or for other reasons; however, we are currently unable to reasonably estimate these costs.

Transportation Segment

	Three Months Ended March 31,		Percent of Revenue		Change
(Dollars in millions)	2021	2020	2021	2020	2021 vs. 2020
Revenue	$2,989	$2,459	100.0%	100.0%	21.6%
Operating income	209	120	7.0%	4.9%	74.2%
Depreciation and amortization	115	110			4.5%
Revenue in our Transportation segment increased 21.6% to $3.0 billion for the first quarter of 2021, compared with $2.5 billion for the same period in 2020. The increase in revenue in the first quarter of 2021 reflected strong growth in freight brokerage and LTL revenues. Additionally, foreign currency movement increased revenue by approximately 2.5 percentage points in the first quarter of 2021.
Operating income in our Transportation segment was $209 million, or 7.0% of revenue, for the first quarter of 2021, compared with $120 million, or 4.9% of revenue, for the same period in 2020. The increase in operating income in the first three months of 2021 was primarily driven by higher revenue, partially offset by higher third-party transportation and personnel costs. Additionally, the first quarter of 2020 included approximately $7 million of expenses related to our exploration of strategic alternatives.
Logistics Segment

	Three Months Ended March 31,		Percent of Revenue		Change
(Dollars in millions)	2021	2020	2021	2020	2021 vs. 2020
Revenue	$1,818	$1,437	100.0%	100.0%	26.5%
Operating income	68	38	3.7%	2.6%	78.9%
Depreciation and amortization	74	69			7.2%
Revenue in our Logistics segment increased 26.5% to $1.8 billion for the first quarter of 2021, compared with $1.4 billion for the same period in 2020. The increase in revenue in the first quarter of 2021 compared to the same period in 2020 reflects strong growth in our European business, including the impact of the acquired Kuehne + Nagel business in January 2021, which contributed approximately 8.2 percentage points to segment revenue growth. Additionally, foreign currency movement increased revenue by approximately 5.5 percentage points in the first quarter of 2021.
Operating income in our Logistics segment was $68 million, or 3.7% of revenue, for the first quarter of 2021, compared with operating income of $38 million, or 2.6% of revenue, for the same period in 2020. The increase was primarily driven by higher revenue, partially offset by higher personnel and facilities costs.

Liquidity and Capital Resources
As of March 31, 2021, we had cash and cash equivalents of $629 million. Our principal existing sources of cash are (i) cash generated from operations; (ii) borrowings available under our Second Amended and Restated Revolving Loan Credit Agreement, as amended (the “ABL Facility”); and (iii) proceeds from the issuance of other debt. As of March 31, 2021, we have $1.084 billion available to draw under our ABL Facility, based on a borrowing base of $1.1 billion and outstanding letters of credit of $16 million. Additionally, under our Senior Secured Term Loan Credit Agreement, we have a $200 million uncommitted secured evergreen letter of credit facility, under which we have issued $198 million in aggregate face amount of letters of credit as of March 31, 2021.
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
We account for transfers under our securitization and factoring arrangements as sales because we sell full title and ownership in the underlying receivables and control of the receivables is considered transferred. For these transfers, the receivables are removed from our Condensed Consolidated Balance Sheets at the date of transfer. In the securitization and factoring arrangements, our continuing involvement is limited to servicing the receivables. The fair value of any servicing assets and liabilities is immaterial. Our trade receivables securitization program permits us to borrow, on an unsecured basis, cash collected in a servicing capacity on previously sold receivables, which we report within short-term debt on our Condensed Consolidated Balance Sheets. We had no such borrowings outstanding as of March 31, 2021 and €41 million ($50 million) as of December 31, 2020.
The maximum amount of net cash proceeds available at any one time under the securitization program, inclusive of any unsecured borrowings, is €400 million (approximately $469 million as of March 31, 2021). As of March 31, 2021, €82 million (approximately $96 million) was available to us, subject to having sufficient receivables available to sell to the Purchasers.
Under the program, we service the receivables we sell on behalf of the Purchasers, which gives us visibility into the timing of customer payments. The benefit to our cash flow includes the difference between the cash consideration in the table below and the amount we collected as a servicer on behalf of the Purchasers. In the first quarter of 2021 and 2020, we collected cash as servicer of $770 million and $690 million, respectively.

Information related to the trade receivables sold was as follows:

	Three Months Ended March 31,
(In millions)	2021	2020
Securitization programs
Receivables sold in period	$775	$691
Cash consideration	775	691

Factoring programs
Receivables sold in period	$116	$264
Cash consideration	116	263
Term Loan Facilities
In the first quarter of 2021, we amended the Term Loan Credit Agreement to consolidate our tranches and lower the interest rate. The applicable terms of the Term Loan Credit Agreement are as follows:

		December 31, 2020
(In millions)	March 31, 2021	First Tranche	Second Tranche
Principal balance	$2,003	$1,503	$500
Interest spread:
Base rate loans	0.75%	1.00%	1.50%
LIBOR loans	1.75%	2.00%	2.50%
Maturity date	February 2025	February 2025	February 2025

We recorded a debt extinguishment loss of $3 million in the first quarter of 2021 due to this amendment.
Senior Notes due 2022
In January 2021, we redeemed our outstanding 6.50% senior notes due 2022. The redemption price for the notes was 100.0% of the principal amount, plus accrued and unpaid interest. We paid for the redemption with available cash. We recorded a debt extinguishment loss of $5 million in our first quarter 2021 results of operations due to this redemption.
Preferred Stock and Warrant Exchanges
In December 2020, some holders of our convertible preferred stock exchanged their holdings for a combination of our common stock, based on the stated conversion price, and a lump-sum payment that represents an approximation of the net present value of the future dividends payable on the preferred stock. Additionally, some holders of our warrants exchanged (or committed to exchange subject to the satisfaction of certain customary closing conditions) their holdings, including Jacobs Private Equity, LLC, an entity controlled by the Company’s chairman and chief executive officer, for a number of shares of our common stock equal to the number of shares of common stock that such holder would be entitled to receive upon an exercise of the warrants less the number of shares of common stock that have an approximate value equal to the exercise price of the warrants. With respect to the preferred stock, through December 31, 2020, 69,445 shares were exchanged, and we issued 9.9 million shares of common stock and paid $22 million of cash. With respect to the warrants, through December 31, 2020, 0.3 million warrants were exchanged, and we issued 0.3 million shares of common stock. In the first quarter of 2021, 975 preferred shares were exchanged, and we issued 0.1 million shares of common stock. With respect to the warrants, in the first quarter of 2021, 9.8 million warrants were exchanged, and we issued 9.2 million shares of common stock. These exchanges are intended to simplify our equity capital structure, including in contemplation of our previously announced plan to pursue a spin-off of our Logistics segment.

Share Repurchases
In February 2019, our Board of Directors authorized additional repurchases of up to $1.5 billion of our common stock. Our share repurchase authorization permits us to purchase shares in both the open market and in private transactions, with the timing and number of shares dependent on a variety of factors, including price, general business conditions, market conditions, alternative investment opportunities and funding considerations. We are not obligated to repurchase any specific number of shares and may suspend or discontinue the program at any time.
In the first quarter of 2020, we purchased and retired 2 million shares at an aggregate value of $114 million. The share purchases were funded by our available cash and proceeds from our 2019 debt offerings. There were no share purchases in the first quarter of 2021. Our remaining share repurchase authorization was $503 million as of March 31, 2021.
Loan Covenants and Compliance
As of March 31, 2021, we were in compliance with the covenants and other provisions of our debt agreements. Any failure to comply with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
Sources and Uses of Cash

	Three Months Ended March 31,
(In millions)	2021	2020
Net cash provided by operating activities	$173	$180
Net cash used in investing activities	(95)	(79)
Net cash provided by (used in) financing activities	(1,501)	668
Effect of exchange rates on cash, cash equivalents and restricted cash	(2)	(19)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(1,425)	$750
During the three months ended March 31, 2021, we: (i) generated cash from operating activities of $173 million and (ii) generated proceeds from sales of property and equipment of $36 million. We used cash during this period primarily to: (i) purchase property and equipment of $140 million; (ii) redeem our senior notes due 2022 for $1.2 billion; (iii) repay our ABL Facility borrowings of $200 million; and (iv) repay borrowings related to our securitization program of $49 million.
During the three months ended March 31, 2020, we: (i) generated cash from operating activities of $180 million; (ii) received net proceeds of $782 million from our issuances of debt and short-term borrowings and (iii) generated proceeds from sales of property and equipment (primarily real estate) of $54 million. We used cash during this period primarily to: (i) purchase property and equipment of $139 million and (ii) repurchase common stock of $114 million.
Cash flows from operating activities for the three months ended March 31, 2021 decreased by $7 million, compared with the same period in 2020. Accounts receivable were a use of cash for the three months ended March 31, 2021, as compared to a source of cash in the prior period, reflecting higher revenues in the current period and a year-over-year decrease in proceeds from factoring. Partially offsetting the impact of accounts receivable was higher net income of $93 million for the three months ended March 31, 2021, compared with the same period in 2020.
Investing activities used $95 million and $79 million of cash in the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021, we used $140 million of cash to purchase property and equipment and received $36 million from sales of property and equipment. During the three months ended March 31, 2020, we used $139 million of cash to purchase property and equipment and received $54 million from sales of property and equipment.
Financing activities used $1.5 billion of cash in the three months ended March 31, 2021 and provided $668 million of cash in the three months ended March 31, 2020. The primary uses of cash from financing activities during the first three months of 2021 were $1.2 billion used to redeem the senior notes due 2022, $200 million used to repay borrowings under our ABL Facility and $49 million used to repay our borrowings related to our securitization program. The primary sources and uses of cash from financing activities during the three months ended March 31, 2020 were $600 million of proceeds from borrowings on our ABL Facility, net of payments and $182 million of net proceeds from borrowings related to our securitization program, partially offset by $114 million used to purchase XPO common stock.
Contractual Obligations
During the three months ended March 31, 2021, there were no material changes to our December 31, 2020 contractual obligations. We anticipate net capital expenditures to be between $500 million and $550 million in 2021 (without giving effect to the planned spin-off of our Logistics segment), which reflects an increase of approximately $25 million from the estimate provided in our 2020 Form 10-K.
New Accounting Standards
Information related to new accounting standards is included in Note 1—Organization, Description of Business and Basis of Presentation to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and commodity risk. There have been no material changes to our quantitative and qualitative disclosures about market risk during the three months ended March 31, 2021, as compared with the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 4. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended as of March 31, 2021. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of March 31, 2021 were effective as of such time such that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries; and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Shareholder Litigation
On December 14, 2018, a putative class action captioned Labul v. XPO Logistics, Inc. et al., was filed in the U.S. District Court for the District of Connecticut against us and some of our current and former executives, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, and Section 20(a) of the Exchange Act, based on alleged material misstatements and omissions in our public filings with the U.S. Securities and Exchange Commission. On June 3, 2019, lead plaintiffs Local 817 IBT Pension Fund, Local 272 Labor-Management Pension Fund, and Local 282 Pension Trust Fund and Local 282 Welfare Trust Fund (together, the “Pension Funds”) filed a consolidated class action complaint. Defendants moved to dismiss the consolidated class action complaint on August 2, 2019. On November 4, 2019, the Court dismissed the consolidated class action complaint without prejudice to the filing of an amended complaint. The Pension Funds, on January 3, 2020, filed a first amended consolidated class action complaint against us and a current executive. Defendants moved to dismiss the first amended consolidated class action complaint on March 3, 2020. On March 19, 2021, the Court dismissed the first amended consolidated class action complaint with prejudice and closed the case. The Pension Funds filed a notice of appeal, and the appellate process is ongoing.
Also, on May 13, 2019, Adriana Jez filed a purported shareholder derivative action captioned Jez v. Jacobs, et al., (“Jez complaint”) in the U.S. District Court for the District of Delaware, alleging breaches of fiduciary duty, unjust enrichment, waste of corporate assets, and violations of the Exchange Act against some of our current and former directors and officers, with the company as a nominal defendant. The Jez complaint was later consolidated with similar derivative complaints filed by purported shareholders Erin Candler and Kevin Rose under the caption In re XPO Logistics, Inc. Derivative Litigation. On December 12, 2019, the Court ordered plaintiffs to designate an operative complaint or file an amended complaint within 45 days. On January 27, 2020, plaintiffs designated the Jez complaint as the operative complaint in the consolidated cases. Defendants moved to dismiss the operative complaint on February 26, 2020. Rather than file a brief in opposition, on March 27, 2020, plaintiffs moved for leave to file a further amended complaint and to stay briefing on defendants’ motions to dismiss. The Court granted plaintiffs’ motion on July 6, 2020. On April 14, 2021, the Court issued an order staying proceedings pending resolution of an appeal in the Labul action. Plaintiffs stipulated that they will dismiss the shareholder derivative action with prejudice if the Labul dismissal is affirmed on appeal.
We believe these suits are without merit and we intend to defend the company vigorously. We are unable at this time to determine the amount of the possible loss or range of loss, if any, that we may incur as a result of these matters.
Item 1A. Risk Factors.
There are no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the quarters ended December 31, 2020 and March 31, 2021, following approvals by a disinterested special committee of our Board of Directors and the Audit Committee to the extent required by our policy on related party transactions, we entered into separate exchange agreements with certain holders of our preferred stock and warrants, including some of our directors and officers, pursuant to which (i) holders of our preferred stock exchanged their preferred shares for a combination of (x) our common stock, based on the number of shares of common stock into which our preferred stock was then convertible; and (y) a lump-sum cash payment that represented an approximation of the net present value of the future dividends required by the terms of our preferred stock to be paid by us; and (ii)

holders of our warrants exchanged their warrants for the number of shares of our common stock that was equal to the number of shares of common stock that such holder would be entitled to receive upon an exercise of the warrants less the number of shares of our common stock that had an approximate value equal to the exercise price of the warrants, based on the formula set forth in the exchange agreements. With respect to the preferred stock, through December 31, 2020, 69,445 shares were exchanged, and we issued 9,920,709 shares of common stock and paid $22 million of cash. With respect to the warrants, through December 31, 2020, 283,394 warrants were exchanged, and we issued 266,590 shares of common stock. In the first quarter of 2021, 975 preferred shares were exchanged, and we issued 139,284 shares of common stock. With respect to the warrants, in the first quarter of 2021, 9,795,715 warrants were exchanged, and we issued 9,215,094 shares of common stock. The exchange transactions were made to simplify our equity capital structure, including in contemplation of our previously announced plan to pursue a spin-off of our Logistics segment.
The issuance of the shares of the Company’s common stock described above was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, only to holders who are “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act. The Company relied on this exemption from registration based in part on representations made by the holders of preferred stock and warrants that participated in the exchange transactions.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

10.1
Refinancing Amendment (Amendment No. 6 to Credit Agreement), dated as of March 3, 2021, by and among XPO Logistics, Inc., the subsidiaries signatory thereto, as guarantors, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2021).

31.1 *
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021.

31.2 *
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021.

32.1 **
Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021.

32.2 **
Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021.

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
Date: May 4, 2021