Form 10-Q
period 2021-06-30
XPO Logistics, Inc.
filed 2021-08-04
CIK 1166003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
Form 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 29, 2021, there were 114,626,250 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

XPO Logistics, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2021

Part I—Financial Information
Item 1. Financial Statements.
XPO Logistics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(In millions, except per share data)	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$801	$2,054
Accounts receivable, net of allowances of $62 and $65, respectively	3,171	2,886
Other current assets	492	430
Total current assets	4,464	5,370
Long-term assets
Property and equipment, net of $2,783 and $2,568 in accumulated depreciation, respectively	2,627	2,661
Operating lease assets	2,601	2,278
Goodwill	4,572	4,599
Identifiable intangible assets, net of $981 and $909 in accumulated amortization, respectively	923	974
Other long-term assets	377	287
Total long-term assets	11,100	10,799
Total assets	$15,564	$16,169
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,293	$1,255
Accrued expenses	2,117	1,814
Short-term borrowings and current maturities of long-term debt	92	1,338
Short-term operating lease liabilities	584	483
Other current liabilities	291	263
Total current liabilities	4,377	5,153
Long-term liabilities
Long-term debt	5,181	5,369
Deferred tax liability	380	371
Employee benefit obligations	167	192
Long-term operating lease liabilities	2,042	1,795
Other long-term liabilities	450	440
Total long-term liabilities	8,220	8,167
Stockholders’ equity
Convertible perpetual preferred stock, $0.001 par value; 10 shares authorized; — and 0.001 of Series A shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	1
Common stock, $0.001 par value; 300 shares authorized; 112 and 102 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	1,971	1,998
Retained earnings	1,139	868
Accumulated other comprehensive loss	(183)	(158)
Total stockholders’ equity before noncontrolling interests	2,927	2,709
Noncontrolling interests	40	140
Total equity	2,967	2,849
Total liabilities and equity	$15,564	$16,169
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2021	2020	2021	2020
Revenue	$5,036	$3,502	$9,810	$7,366
Cost of transportation and services	2,514	1,641	4,842	3,539
Direct operating expense	1,682	1,370	3,338	2,730
Sales, general and administrative expense	594	632	1,182	1,157
Operating income (loss)	246	(141)	448	(60)
Other income	(24)	(21)	(50)	(39)
Foreign currency (gain) loss	3	3	1	(5)
Debt extinguishment loss	—	—	8	—
Interest expense	63	82	132	154
Income (loss) before income tax provision (benefit)	204	(205)	357	(170)
Income tax provision (benefit)	46	(71)	81	(61)
Net income (loss)	158	(134)	276	(109)
Net (income) loss attributable to noncontrolling interests	(2)	3	(5)	1
Net income (loss) attributable to XPO	$156	$(131)	$271	$(108)

Net income (loss) attributable to common shareholders	$156	$(132)	$271	$(110)

Earnings per share data
Basic earnings (loss) per share	$1.39	$(1.45)	$2.48	$(1.20)
Diluted earnings (loss) per share	$1.38	$(1.45)	$2.40	$(1.20)

Weighted-average common shares outstanding
Basic weighted-average common shares outstanding	112	91	109	92
Diluted weighted-average common shares outstanding	113	91	113	92
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Net income (loss)	$158	$(134)	$276	$(109)

Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss), net of tax effect of $3, $4, $(3) and $(7)	$15	$21	$(27)	$(44)
Defined benefit plans adjustments, net of tax effect of $—, $—, $— and $2	—	—	—	(5)
Other comprehensive income (loss)	15	21	(27)	(49)
Comprehensive income (loss)	$173	$(113)	$249	$(158)
Less: Comprehensive income (loss) attributable to noncontrolling interests	5	—	3	(3)
Comprehensive income (loss) attributable to XPO	$168	$(113)	$246	$(155)
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2021	2020
Operating activities
Net income (loss)	$276	$(109)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation, amortization and net lease activity	397	379
Stock compensation expense	25	39
Accretion of debt	10	8
Deferred tax (benefit) expense	(1)	3
Debt extinguishment loss	8	—
Unrealized (gain) loss on foreign currency option and forward contracts	1	(1)
Gains on sales of property and equipment	(31)	(39)
Other	5	42
Changes in assets and liabilities
Accounts receivable	(240)	186
Other assets	(77)	(84)
Accounts payable	(21)	(277)
Accrued expenses and other liabilities	187	247
Net cash provided by operating activities	539	394
Investing activities
Payment for purchases of property and equipment	(250)	(255)
Proceeds from sale of property and equipment	62	77
Other	34	6
Net cash used in investing activities	(154)	(172)
Financing activities
Proceeds from issuance of debt	—	1,161
Proceeds from (repayment of) borrowings related to securitization program	(49)	109
Repurchase of debt	(1,200)	—
Proceeds from borrowings on ABL facility	—	620
Repayment of borrowings on ABL facility	(200)	(20)
Repayment of debt and finance leases	(53)	(40)
Payment for debt issuance costs	(5)	(21)
Purchase of noncontrolling interests	(128)	—
Repurchase of common stock	—	(114)
Change in bank overdrafts	14	23
Payment for tax withholdings for restricted shares	(22)	(18)
Other	4	1
Net cash provided by (used in) financing activities	(1,639)	1,701
Effect of exchange rates on cash, cash equivalents and restricted cash	1	(15)
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,253)	1,908
Cash, cash equivalents and restricted cash, beginning of period	2,065	387
Cash, cash equivalents and restricted cash, end of period	$812	$2,295
Supplemental disclosure of cash flow information
Leased assets obtained in exchange for new operating lease liabilities, including $281 related to an acquisition in 2021	$711	$371
Leased assets obtained in exchange for new finance lease liabilities	41	17
Cash paid for interest	136	149
Cash paid for income taxes	65	10
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Series A Preferred Stock		Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total XPO Stockholders' Equity	Non-controlling Interests	Total Equity
Balance as of March 31, 2021	—	$—	111,676	$—	$1,988	$983	$(195)	$2,776	$138	$2,914
Net income	—	—	—	—	—	156	—	156	2	158
Other comprehensive income	—	—	—	—	—	—	12	12	3	15
Exercise and vesting of stock compensation awards	—	—	44	—	—	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	—	—	(1)	—	—	(1)	—	(1)
Conversion of preferred stock to common stock	—	—	6	—	—	—	—	—	—	—
Purchase of noncontrolling interests	—	—	—	—	(34)	—	—	(34)	(100)	(134)
Dividend declared	—	—	—	—	—	—	—	—	(3)	(3)
Stock compensation expense	—	—	—	—	15	—	—	15	—	15
Other	—	—	—	—	3	—	—	3	—	3
Balance as of June 30, 2021	—	$—	111,726	$—	$1,971	$1,139	$(183)	$2,927	$40	$2,967

	Series A Preferred Stock		Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total XPO Stockholders' Equity	Non-controlling Interests	Total Equity
Balance as of December 31, 2020	1	$1	102,052	$—	$1,998	$868	$(158)	$2,709	$140	$2,849
Net income	—	—	—	—	—	271	—	271	5	276
Other comprehensive loss	—	—	—	—	—	—	(25)	(25)	(2)	(27)
Exercise and vesting of stock compensation awards	—	—	314	—	—	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	—	—	(22)	—	—	(22)	—	(22)
Conversion of preferred stock to common stock	(1)	(1)	145	—	1	—	—	—	—	—
Purchase of noncontrolling interests	—	—	—	—	(34)	—	—	(34)	(100)	(134)
Dividend declared	—	—	—	—	—	—	—	—	(3)	(3)
Exercise of warrants	—	—	9,215	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	25	—	—	25	—	25
Other	—	—	—	—	3	—	—	3	—	3
Balance as of June 30, 2021	—	$—	111,726	$—	$1,971	$1,139	$(183)	$2,927	$40	$2,967

XPO Logistics, Inc.
Condensed Consolidated Statements of Changes in Equity (continued)
(Unaudited)

	Series A Preferred Stock		Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total XPO Stockholders' Equity	Non-controlling Interests	Total Equity
Balance as of March 31, 2020	72	$41	91,044	$—	$1,943	$804	$(210)	$2,578	$150	$2,728
Net loss	—	—	—	—	—	(131)	—	(131)	(3)	(134)
Other comprehensive income	—	—	—	—	—	—	18	18	3	21
Exercise and vesting of stock compensation awards	—	—	216	—	—	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	—	—	(2)	—	—	(2)	—	(2)
Dividend declared	—	—	—	—	—	(1)	—	(1)	—	(1)
Stock compensation expense	—	—	—	—	20	—	—	20	—	20
Other	—	—	62	—	2	—	—	2	—	2
Balance as of June 30, 2020	72	$41	91,322	$—	$1,963	$672	$(192)	$2,484	$150	$2,634

	Series A Preferred Stock		Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total XPO Stockholders' Equity	Non-controlling Interests	Total Equity
Balance as of December 31, 2019	72	$41	92,342	$—	$2,061	$786	$(145)	$2,743	$153	$2,896
Net loss	—	—	—	—	—	(108)	—	(108)	(1)	(109)
Other comprehensive loss	—	—	—	—	—	—	(47)	(47)	(2)	(49)
Exercise and vesting of stock compensation awards	—	—	633	—	—	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	—	—	(18)	—	—	(18)	—	(18)
Retirement of common stock	—	—	(1,715)	—	(114)	—	—	(114)	—	(114)
Dividend declared	—	—	—	—	—	(2)	—	(2)	—	(2)
Stock compensation expense	—	—	—	—	32	—	—	32	—	32
Adoption of new accounting standard and other	—	—	62	—	2	(4)	—	(2)	—	(2)
Balance as of June 30, 2020	72	$41	91,322	$—	$1,963	$672	$(192)	$2,484	$150	$2,634
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization, Description of Business and Basis of Presentation
XPO Logistics, Inc., together with its subsidiaries (“XPO” or “we”), provides cutting-edge supply chain solutions to the most successful companies in the world. We use our extensive network of people, technology and physical assets to help customers manage their goods most efficiently throughout their supply chains. Our customers are multinational, national, mid-size and small enterprises. We run our business on a global basis, with two reportable segments: Transportation and Logistics. See Note 3—Segment Reporting for additional information on our operations.
On August 2, 2021, we completed the previously announced spin-off of our Logistics segment in a transaction intended to qualify as tax-free to our stockholders for U.S. federal income tax purposes, which was accomplished by the distribution of 100% of the outstanding common stock of GXO Logistics, Inc. (“GXO”) to XPO stockholders. XPO stockholders received one share of GXO common stock for every share of XPO common stock held at the close of business on July 23, 2021, the record date for the distribution. XPO does not beneficially own any shares of GXO’s common stock following the spin-off. GXO, a global provider of contract logistics services, is an independent public company trading under the symbol “GXO” on the New York Stock Exchange. The historical results of operations and the financial position of GXO are included in these condensed consolidated financial statements. After the spin-off, we will no longer consolidate GXO, and all periods prior to the spin-off will reflect our Logistics segment as a discontinued operation.
In connection with the spin-off, we have entered into a separation and distribution agreement as well as various other agreements with GXO that provide a framework for the relationships between the parties going forward, including, among others, an employee matters agreement, a tax matters agreement, an intellectual property license agreement and a transition services agreement, through which XPO will continue to provide certain services to GXO following the spin-off. With the completion of the spin-off, XPO is a leading provider of transportation services, primarily less-than-truckload (“LTL”) transportation and truck brokerage services.
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
Our historical results reflect a noncontrolling interest in XPO Logistics Europe SA (“XPO Logistics Europe”), a business we acquired majority ownership of in 2015. In April 2021, we announced a buy-out offer to be followed by a squeeze-out for the remaining 3% of XPO Logistics Europe that we did not already own. The buy-out offer and squeeze-out were completed in the second quarter of 2021 at a cost of $128 million plus expenses. Following the squeeze-out, we own all of the outstanding shares of XPO Logistics Europe.
The Condensed Consolidated Financial Statements are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair presentation of the financial condition, operating results and cash flows for the interim periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
Restricted Cash
As of June 30, 2021 and December 31, 2020, our restricted cash included in Other long-term assets on our Condensed Consolidated Balance Sheets was $11 million.

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
XPO Logistics Europe participates in a trade receivables securitization program co-arranged by three European banks (the “Purchasers”). Under the program, a wholly-owned bankruptcy-remote special purpose entity of XPO Logistics Europe sells trade receivables that originate with wholly-owned subsidiaries of XPO Logistics Europe in the United Kingdom and France to unaffiliated entities managed by the Purchasers. The special purpose entity is a variable interest entity and is consolidated by XPO based on our control of the entity’s activities.
We account for transfers under our securitization and factoring arrangements as sales because we sell full title and ownership in the underlying receivables and control of the receivables is considered transferred. For these transfers, the receivables are removed from our Condensed Consolidated Balance Sheets at the date of transfer. In the securitization and factoring arrangements, our continuing involvement is limited to servicing the receivables and, in the case of the securitization arrangements, providing recourse in certain defined circumstances. The fair value of any servicing assets and liabilities is immaterial. Our trade receivables securitization program permits us to borrow, on an unsecured basis, cash collected in a servicing capacity on previously sold receivables, which we report within short-term debt on our Condensed Consolidated Balance Sheets. We had no such borrowings outstanding as of June 30, 2021 and had borrowings of €41 million ($50 million) as of December 31, 2020. See Note 7—Debt for additional information on these borrowings.
The maximum amount of net cash proceeds available at any one time under the securitization program, inclusive of any unsecured borrowings, is €400 million (approximately $474 million as of June 30, 2021). As of June 30, 2021, €59 million (approximately $70 million) was available to us, subject to having sufficient receivables available to sell to the Purchasers. The weighted average interest rate was 0.60% as of June 30, 2021. Charges for commitment fees, which are based on a percentage of available amounts, and charges for administrative fees were not material to our results of operations for the three and six months ended June 30, 2021 and 2020.
Information related to the trade receivables sold was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Securitization programs
Receivables sold in period	$882	$598	$1,657	$1,289
Cash consideration	882	598	1,657	1,289

Factoring programs
Receivables sold in period	113	199	229	463
Cash consideration	112	199	228	462
The trade receivables securitization program was amended in July 2021. See Note 11—Subsequent Events for more information.
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
We base our fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and current maturities of long-term debt approximated their fair values as of June 30, 2021 and December 31, 2020 due to their short-term nature and/or being receivable or payable on demand. The Level 1 cash equivalents include money market funds valued using quoted prices in active markets. For information on the fair value hierarchy of our derivative instruments, see Note 6—Derivative Instruments and for information on financial liabilities, see Note 7—Debt.
The fair value hierarchy of cash equivalents was as follows:

(In millions)	Carrying Value	Fair Value	Level 1
June 30, 2021	$535	$535	$535
December 31, 2020	1,738	1,738	1,738
The decrease in cash equivalents from December 31, 2020 was primarily due to the redemption of our senior notes due 2022 in January 2021 and the repayment of borrowings under our revolving loan credit agreement (the “ABL Facility”). For further information, see Note 7—Debt for further information.
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
In our Logistics segment, we provide a wide range of services differentiated by our proprietary technology and our ability to customize solutions for individual customers. Our services include value-added warehousing and distribution, e-commerce and omnichannel fulfillment, cold-chain logistics, packaging and labeling, factory support, aftermarket support, inventory management, order personalization and supply chain optimization, such as product flow management. In addition, our Logistics segment provides reverse logistics, which is also called returns management.
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
Selected financial data for our segments is as follows:

(In millions)	Transportation	Logistics	Corporate	Eliminations/Other	Total
Three months ended June 30, 2021
Revenue	$3,186	$1,881	$—	$(31)	$5,036
Operating income (loss) (1)	255	71	(80)	—	246
Depreciation and amortization	117	85	3	—	205

Three months ended June 30, 2020
Revenue	$2,127	$1,404	$—	$(29)	$3,502
Operating income (loss) (2)	(15)	(43)	(83)	—	(141)
Depreciation and amortization	113	80	3	—	196

Six months ended June 30, 2021
Revenue	$6,175	$3,699	$—	$(64)	$9,810
Operating income (loss) (3)	464	139	(155)	—	448
Depreciation and amortization	232	159	6	—	397

Six months ended June 30, 2020
Revenue	$4,586	$2,841	$—	$(61)	$7,366
Operating income (loss) (4)	105	(5)	(160)	—	(60)
Depreciation and amortization	223	149	7	—	379
(1)    Consolidated operating income for the three months ended June 30, 2021 includes $35 million of transaction and integration costs and $2 million of restructuring income. $2 million of the transaction and integration costs relate to our Transportation segment, $7 million relate to our Logistics segment and $26 million relate to Corporate.

(2)    Consolidated operating loss for the three months ended June 30, 2020 includes $46 million of transaction and integration costs and $50 million of restructuring expense. $13 million of the transaction and integration costs relate to our Transportation segment, $18 million relate to our Logistics segment and $15 million relate to Corporate.
(3)     Consolidated operating income for the six months ended June 30, 2021 includes $53 million of transaction and integration costs and $2 million of restructuring expense. $3 million of the transaction and integration costs relate to our Transportation segment, $12 million relate to our Logistics segment and $38 million relate to Corporate.
(4)     Consolidated operating loss for the six months ended June 30, 2020 includes $90 million of transaction and integration costs and $53 million of restructuring expense. $20 million of the transaction and integration costs relate to our Transportation segment, $25 million relate to our Logistics segment and $45 million relate to Corporate.
The transaction and integration costs for the first six months of 2021 are primarily related to the spin-off of the Logistics segment and our acquisition of the Kuehne + Nagel business in January 2021. The transaction and integration costs for the first six months of 2020 are primarily related to our previously announced exploration of strategic alternatives that was terminated in March 2020. For further information on our restructuring actions, see Note 5—Restructuring Charges. We also incurred net incremental and direct costs as a result of the COVID-19 pandemic in the second quarter and first six months of 2021 and 2020, including costs for personal protective equipment, site cleanings and enhanced employee benefits, such as appreciation pay.
4. Revenue Recognition
Disaggregation of Revenues
We disaggregate our revenue by geographic area and service offering. Our revenue disaggregated by geographical area, based on sales office location, was as follows:

	Three Months Ended June 30, 2021
(In millions)	Transportation	Logistics	Eliminations	Total
Revenue
United States	$2,276	$551	$(10)	$2,817
North America (excluding United States)	95	18	—	113
France	352	190	(2)	540
United Kingdom	222	615	(16)	821
Europe (excluding France and United Kingdom)	215	482	(1)	696
Other	26	25	(2)	49
Total	$3,186	$1,881	$(31)	$5,036

	Three Months Ended June 30, 2020
(In millions)	Transportation	Logistics	Eliminations	Total
Revenue
United States	$1,505	$509	$(10)	$2,004
North America (excluding United States)	71	10	—	81
France	255	142	(3)	394
United Kingdom	125	338	(11)	452
Europe (excluding France and United Kingdom)	146	383	(4)	525
Other	25	22	(1)	46
Total	$2,127	$1,404	$(29)	$3,502

	Six Months Ended June 30, 2021
(In millions)	Transportation	Logistics	Eliminations	Total
Revenue
United States	$4,394	$1,135	$(19)	$5,510
North America (excluding United States)	185	32	—	217
France	694	370	(5)	1,059
United Kingdom	431	1,167	(31)	1,567
Europe (excluding France and United Kingdom)	428	947	(6)	1,369
Other	43	48	(3)	88
Total	$6,175	$3,699	$(64)	$9,810

	Six Months Ended June 30, 2020
(In millions)	Transportation	Logistics	Eliminations	Total
Revenue
United States	$3,207	$1,045	$(19)	$4,233
North America (excluding United States)	142	24	—	166
France	566	292	(6)	852
United Kingdom	307	667	(27)	947
Europe (excluding France and United Kingdom)	334	769	(7)	1,096
Other	30	44	(2)	72
Total	$4,586	$2,841	$(61)	$7,366
Our revenue disaggregated by service offering was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Transportation segment:
LTL	$1,363	$979	$2,584	$2,114
Freight brokerage and truckload	1,414	818	2,798	1,841
Last mile (1)	269	218	515	419
Managed transportation	106	74	203	157
Global forwarding	114	76	214	137
Transportation eliminations	(80)	(38)	(139)	(82)
Total Transportation segment revenue	3,186	2,127	6,175	4,586
Total Logistics segment revenue	1,881	1,404	3,699	2,841
Intersegment eliminations	(31)	(29)	(64)	(61)
Total revenue	$5,036	$3,502	$9,810	$7,366
(1)    Comprised of our North American last mile operations.
Performance Obligations
Remaining performance obligations represent firm contracts for which services have not been performed and future revenue recognition is expected. As permitted in determining the remaining performance obligation, we omit obligations that: (i) have original expected durations of one year or less or (ii) contain variable consideration. On June 30, 2021, the fixed consideration component of our remaining performance obligation was approximately

$2.2 billion, and we expect approximately 67% of that amount to be recognized over the next three years and the remainder thereafter. The remaining performance obligation at June 30, 2021 includes contracts related to the Kuehne + Nagel acquisition. The majority of the remaining performance obligation relates to our Logistics reportable segment. We estimate remaining performance obligations at a point in time and actual amounts may differ from these estimates due to changes in foreign currency exchange rates and contract revisions or terminations.
5. Restructuring Charges
We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure, including actions in response to COVID-19. These actions generally include severance and facility-related costs, including impairment of right-of-use assets, and are intended to improve our efficiency and profitability.
Restructuring charges (credits) were recorded on our Condensed Consolidated Statements of Income (Loss) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Cost of transportation and services	$—	$1	$—	$1
Direct operating expense	—	6	—	6
Sales, general and administrative expense	(2)	43	2	46
Total	$(2)	$50	$2	$53
Our restructuring-related activity was as follows:

		Six Months Ended June 30, 2021
(In millions)	Reserve Balance as of December 31, 2020	Charges Incurred	Payments	Reversals	Foreign Exchange and Other	Reserve Balance as of June 30, 2021
Severance
Transportation	$7	$1	$(7)	$—	$1	$2
Logistics	19	6	(7)	(9)	(4)	5
Corporate	2	4	(2)	—	(2)	2
Total severance	28	11	(16)	(9)	(5)	9
Facilities
Transportation	5	—	—	—	—	5
Total facilities	5	—	—	—	—	5
Total	$33	$11	$(16)	$(9)	$(5)	$14
We expect the majority of the cash outlays related to the charges incurred in 2021 will be complete within twelve months.

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
The fair value of our derivative instruments and the related notional amounts were as follows:

	June 30, 2021
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges
Cross-currency swap agreements	$1,040	Other current assets	$—	Other current liabilities	$(63)
Cross-currency swap agreements	130	Other long-term assets	—	Other long-term liabilities	(6)
Derivatives not designated as hedges
Foreign currency option contracts	178	Other current assets	1	Other current liabilities	—
Total			$1		$(69)

	December 31, 2020
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges
Cross-currency swap agreements	$450	Other current assets	$—	Other current liabilities	$(44)
Cross-currency swap agreements	740	Other long-term assets	—	Other long-term liabilities	(65)
Interest rate swaps	2,003	Other current assets	—	Other current liabilities	(4)
Total			$—		$(113)
The derivatives are classified as Level 2 within the fair value hierarchy. The derivatives are valued using inputs other than quoted prices such as foreign exchange rates and yield curves.
The effect of derivative and nonderivative instruments designated as hedges on our Condensed Consolidated Statements of Income (Loss) was as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives		Amount of Gain (Loss) Reclassified from AOCI into Net Income (Loss)		Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,
(In millions)	2021	2020	2021	2020	2021	2020
Derivatives designated as cash flow hedges
Cross-currency swap agreements	$(2)	$(3)	$(2)	$(3)	$—	$—
Derivatives designated as net investment hedges
Cross-currency swap agreements	(13)	(19)	—	—	2	—
Total	$(15)	$(22)	$(2)	$(3)	$2	$—

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives		Amount of Gain Reclassified from AOCI into Net Income		Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Six Months Ended June 30,
(In millions)	2021	2020	2021	2020	2021	2020
Derivatives designated as cash flow hedges
Cross-currency swap agreements	$4	$5	$4	$—	$—	$—
Interest rate swaps	—	(5)	—	—	—	—
Derivatives designated as net investment hedges
Cross-currency swap agreements	35	19	—	—	5	4
Total	$39	$19	$4	$—	$5	$4
The pre-tax gain (loss) recognized in earnings for foreign currency option and forward contracts not designated as hedging instruments were losses of $2 million and $1 million for the three and six months ended June 30, 2021, respectively, and a loss of $2 million and a gain of $2 million for the three and six months ended June 30, 2020, respectively. These amounts are recorded in Foreign currency (gain) loss on our Condensed Consolidated Statements of Income (Loss).
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
Interest Rate Hedging
We execute short-term interest rate swaps to mitigate variability in forecasted interest payments on our Senior Secured Term Loan Credit Agreement (the “Term Loan Credit Agreement”). The interest rate swaps convert floating-rate interest payments into fixed rate interest payments. We designated the interest rate swaps as qualifying hedging instruments and account for these derivatives as cash flow hedges. There were no interest rate swaps outstanding as of June 30, 2021.
We record gains and losses resulting from fair value adjustments to the designated portion of interest rate swaps in AOCI and reclassify them to Interest expense on the dates that interest payments accrue. Cash flows related to the interest rate swaps are included in Operating activities on our Condensed Consolidated Statements of Cash Flows.
Foreign Currency Option and Forward Contracts
We use foreign currency option contracts to mitigate the risk of a reduction in the value of earnings from our operations that use the EUR or the British pound sterling as their functional currency. Additionally, we use foreign currency forward contracts to mitigate exposure from intercompany loans that are not designated as permanent and can create volatility in earnings. The foreign currency contracts (both option and forward contracts) were not designated as qualifying hedging instruments as of June 30, 2021. The contracts are used to manage our exposure to foreign currency exchange rate fluctuations and are not speculative. The contracts generally expire in 12 months or less. Gains or losses on the contracts are recorded in Foreign currency (gain) loss on our Condensed Consolidated Statements of Income (Loss). Cash flows related to the foreign currency contracts are included in Investing activities on our Condensed Consolidated Statements of Cash Flows, consistent with the nature and purpose for which these derivatives were acquired.
7. Debt

	June 30, 2021		December 31, 2020
(In millions)	Principal Balance	Carrying Value	Principal Balance	Carrying Value
ABL facility	$—	$—	$200	$200
Term loan facilities	2,003	1,973	2,003	1,974
6.50% Senior notes due 2022	—	—	1,200	1,195
6.125% Senior notes due 2023	535	532	535	531
6.75% Senior notes due 2024	1,000	991	1,000	989
6.25% Senior notes due 2025	1,150	1,139	1,150	1,138
6.70% Senior debentures due 2034	300	212	300	210
Borrowings related to securitization program	—	—	50	50
Finance leases, asset financing and other	426	426	420	420
Total debt	5,414	5,273	6,858	6,707
Short-term borrowings and current maturities of long-term debt	92	92	1,343	1,338
Long-term debt	$5,322	$5,181	$5,515	$5,369

In July and August 2021, we issued notices to redeem our outstanding senior notes due 2024 and senior notes due 2023, respectively. See Note 11—Subsequent Events for more information.
The fair value of our debt and classification in the fair value hierarchy was as follows:

(In millions)	Fair Value	Level 1	Level 2
June 30, 2021	$5,592	$3,168	$2,424
December 31, 2020	7,094	4,431	2,663
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

ABL Facility
As of June 30, 2021, our borrowing base was $1.1 billion and our availability under our ABL Facility was $1.084 billion after considering outstanding letters of credit on the ABL Facility of $16 million. As of June 30, 2021, we were in compliance with the ABL Facility’s financial covenants. The ABL facility was amended in July 2021. See Note 11—Subsequent Events for more information.
Secured Debt
Under our Senior Secured Term Loan Credit Agreement, we have a $200 million uncommitted secured evergreen letter of credit facility, under which we have issued $198 million in aggregate face amount of letters of credit as of June 30, 2021. As of June 30, 2021, we were in compliance with the financial covenants in the Senior Secured Term Loan Agreement.
Term Loan Facilities
In the first quarter of 2021, we amended the Term Loan Credit Agreement to consolidate our tranches and lower the interest rate. The applicable terms of the Term Loan Credit Agreement are as follows:

		December 31, 2020
(In millions)	June 30, 2021	First Tranche	Second Tranche
Principal balance	$2,003	$1,503	$500
Interest spread:
Base rate loans	0.75%	1.00%	1.50%
LIBOR loans	1.75%	2.00%	2.50%
Maturity date	February 2025	February 2025	February 2025
We recorded a debt extinguishment loss of $3 million in the first six months of 2021 due to this amendment.
The interest rate on our term loan facility was 1.87% as of June 30, 2021.
Senior Notes Due 2022
In January 2021, we redeemed our outstanding 6.50% senior notes due 2022. The redemption price for the notes was 100.0% of the principal amount, plus accrued and unpaid interest. We paid for the redemption with available cash. We recorded a debt extinguishment loss of $5 million in the first six months of 2021 due to this redemption.
Senior Notes Due 2025
In the second quarter of 2020, we completed private placements of $1.15 billion aggregate principal amount of senior notes due 2025. Net proceeds from the notes were initially invested in cash and cash equivalents and were subsequently used to redeem our outstanding senior notes due 2022 in January 2021.
GXO Revolving Credit Facility
In June 2021, in preparation for the spin-off, GXO, which was our wholly-owned subsidiary at the time, entered into a five-year, unsecured, multi-currency revolving credit facility (the “GXO Facility”). Initially, the GXO Facility provides commitments up to $800 million, of which $60 million will be available for the issuance of letters of credit. Loans under the GXO Facility will bear interest at a fluctuating rate equal to: (i) with respect to borrowings in dollars, at GXO’s option, the alternate base rate or the reserve-adjusted LIBOR, (ii) with respect to borrowings in Canadian dollars, the reserve-adjusted Canadian Dollar Offered Rate and (iii) with respect to borrowings in Euros, the reserve-adjusted Euro Interbank Offered Rate, in each case, plus an applicable margin calculated based on GXO’s credit ratings. The availability of the GXO Facility was subject to the spin-off occurring.
The covenants in the GXO Facility, which are customary for financings of this type, can limit the ability to incur indebtedness and grant liens, among other restrictions. In addition, the GXO Facility requires GXO to maintain a consolidated leverage ratio below a stated maximum consolidated leverage ratio.

There was no amount outstanding under the GXO Facility at June 30, 2021. Following the spin-off, the GXO Facility is not available to us.
8. Stockholders’ Equity
Series A Convertible Perpetual Preferred Stock and Warrants
In 2011, we issued 75,000 shares of the Series A Preferred Stock with an initial liquidation preference of $1,000 per share which were convertible into shares of our common stock at a conversion price of $7.00 per common share (subject to customary anti-dilution adjustments). We also issued warrants exercisable for shares of our common stock at an initial exercise price of $7.00 per common share (subject to customary anti-dilution adjustments). Our preferred stock paid quarterly cash dividends equal to the greater of: (i) the “as-converted” dividends on our underlying common stock for the relevant quarter and (ii) 4% of the then-applicable liquidation preference per annum.
In December 2020, some holders of our convertible preferred stock exchanged their holdings for a combination of our common stock, based on the stated conversion price, and a lump-sum payment that represents an approximation of the net present value of the future dividends payable on the preferred stock. Additionally, some holders of our warrants exchanged (or committed to exchange subject to the satisfaction of certain customary closing conditions) their holdings, including Jacobs Private Equity, LLC (“JPE”), an entity controlled by the Company’s chairman and chief executive officer, for a number of shares of our common stock equal to the number of shares of common stock that such holder would be entitled to receive upon an exercise of the warrants less the number of shares of common stock that have an approximate value equal to the exercise price of the warrants. With respect to the preferred stock, through December 31, 2020, 69,445 shares were exchanged, and we issued 9.9 million shares of common stock and paid $22 million of cash. With respect to the warrants, through December 31, 2020, 0.3 million warrants were exchanged, and we issued 0.3 million shares of common stock. In the first quarter of 2021, 975 preferred shares were exchanged, and we issued 0.1 million shares of common stock. In the second quarter of 2021, the remaining 40 preferred shares were exchanged, and we issued 5,714 shares of common stock. With respect to the warrants, in the first quarter of 2021, 9.8 million warrants were exchanged, and we issued 9.2 million shares of common stock. These exchanges were intended to simplify our equity capital structure, including in contemplation of the spin-off of our Logistics segment. As of June 30, 2021, there were no shares of preferred stock or warrants outstanding.
Share Repurchases
In February 2019, our Board of Directors authorized repurchases of up to $1.5 billion of our common stock. Our share repurchase authorization permits us to purchase shares in both the open market and in private transactions, with the timing and number of shares dependent on a variety of factors, including price, general business conditions, market conditions, alternative investment opportunities and funding considerations. We are not obligated to repurchase any specific number of shares and may suspend or discontinue the program at any time.
In the first quarter of 2020, we purchased and retired 2 million shares at an aggregate value of $114 million. The share purchases were funded by our available cash and proceeds from our 2019 debt offerings. There were no share purchases in the first six months of 2021 or in the second quarter of 2020. Our remaining share repurchase authorization was $503 million as of June 30, 2021.
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

The computations of basic and diluted earnings (loss) per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2021	2020	2021	2020
Basic earnings (loss) per common share
Net income (loss) attributable to XPO	$156	$(131)	$271	$(108)
Series A preferred stock dividends	—	(1)	—	(2)
Net income (loss) attributable to common shares, basic	$156	$(132)	$271	$(110)

Basic weighted-average common shares	112	91	109	92
Basic earnings (loss) per share	$1.39	$(1.45)	$2.48	$(1.20)

Diluted earnings (loss) per common share
Net income (loss) attributable to common shares, diluted	$156	$(132)	$271	$(110)

Basic weighted-average common shares	112	91	109	92
Dilutive effect of stock-based awards and warrants	1	—	4	—
Diluted weighted-average common shares	113	91	113	92

Diluted earnings (loss) per share	$1.38	$(1.45)	$2.40	$(1.20)

Potential common shares excluded	—	20	—	21
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
11. Subsequent Events
As described in Note 1—Organization, Description of Business and Basis of Presentation, on August 2, 2021, we completed the spin-off of our Logistics segment into an independent public company, GXO, in a transaction intended to qualify as tax-free to our stockholders for U.S. federal income tax purposes.
GXO Notes
In preparation for the spin-off, in July 2021, GXO completed an offering of $800 million aggregate principal amount of notes, consisting of $400 million of notes due 2026 (the “GXO 2026 Notes”) and $400 million of notes due 2031 (the “GXO 2031 Notes”, and together with the GXO 2026 Notes, the “GXO Notes”).
The GXO 2026 Notes will bear interest at a rate of 1.65% per annum payable semiannually in cash in arrears on January 15 and July 15 of each year, beginning January 15, 2022, and will mature on July 15, 2026. The GXO 2031 Notes will bear interest at a rate of 2.65% per annum payable semiannually in cash in arrears on January 15 and July 15 of each year, beginning January 15, 2022, and will mature on July 15, 2031.
The net proceeds from the sale of the GXO Notes were used to fund a cash payment from GXO to XPO of $794 million, which we intend to use to repay a portion of our outstanding borrowings as noted below. Following the completion of the spin-off, the GXO Notes are no longer an obligation of XPO.
Equity Offering
In July 2021, we completed a registered underwritten offering of 5.0 million shares of our common stock at a public offering price of $138.00 per share, plus an additional 750,000 shares of our common stock through an option granted to underwriters. Of the 5.0 million shares, we offered 2.5 million shares directly and 2.5 million shares were offered by JPE. The additional 750,000 purchased shares were also split equally between us and JPE. We received approximately $385 million of proceeds, net of fees and expenses, from the sale of the shares and intend to use them to repay a portion of our outstanding borrowings as noted below and for general corporate purposes. XPO did not receive any proceeds from the sale of shares by JPE.
Debt Redemption
In July 2021, we issued notice to redeem our outstanding 6.75% senior notes due 2024 that had a principal balance of $1.0 billion as of June 30, 2021. Also, in August 2021, we issued notice to redeem our outstanding 6.125% senior notes due 2023 that had a principal balance of $535 million as of June 30, 2021. The redemption price for our senior notes due 2024 was 103.375%, plus accrued and unpaid interest. The redemption price for our senior notes due 2023 was 100.0% of the principal amount, plus accrued and unpaid interest. We expect to pay for these redemptions using the cash payment of $794 million received from GXO, the proceeds from the July 2021 equity offering and available cash.
ABL Amendment
In July 2021, we amended our existing ABL facility which matures in April 2024 to reduce the commitments from $1.1 billion to $1.0 billion. There were no other significant changes made to the terms of the facility, including the maturity date, the interest rate margin, and financial covenants.

Trade Securitization Program
In July 2021, in connection with the spin-off, the existing trade receivables securitization program was amended; the existing €400 million program is now comprised of two separate €200 million programs, one of which will continue to be available to us and one of which will be part of GXO following the spin-off. The new program expires in July 2024.
Changes to Legal Entity Structure
In July 2021, in connection with the spin-off of our Logistics segment, we amended our legal entity structure. These changes will result in one-time cash and non-cash tax expenses in the second half of 2021.

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
On August 2, 2021, we completed the previously announced spin-off of our Logistics segment in a transaction intended to qualify as tax-free to our stockholders for U.S. federal income tax purposes, which was accomplished by the distribution of 100% of the outstanding common stock of GXO Logistics, Inc. (“GXO”) to XPO stockholders. XPO stockholders received one share of GXO common stock for every share of XPO common stock held at the close of business on July 23, 2021, the record date for the distribution. XPO does not beneficially own any shares of GXO’s common stock following the spin-off. GXO, a global provider of contract logistics services, is an independent public company trading under the symbol “GXO” on the New York Stock Exchange. The historical results of operations and the financial position of GXO are included in these condensed consolidated financial statements. After the spin-off, we will no longer consolidate GXO, and all periods prior to the spin-off will reflect our Logistics segment as a discontinued operation.
In connection with the spin-off, we have entered into a separation and distribution agreement as well as various other agreements with GXO that provide a framework for the relationships between the parties going forward, including, among others, an employee matters agreement, a tax matters agreement, an intellectual property license agreement and a transition services agreement, through which XPO will continue to provide certain services to GXO following the spin-off. With the completion of the spin-off, XPO is a leading provider of transportation services, primarily less-than-truckload (“LTL”) transportation and truck brokerage services.

As of June 30, 2021, we had approximately 141,000 team members (comprised of approximately 107,000 full-time and part-time employees and 34,000 third-party, temporary workers), and 1,623 locations in 30 countries. Substantially all of our services operate under the single brand of XPO Logistics. We use our highly extensive network to help more than 50,000 customers operate their supply chains most efficiently.
Maintaining strong liquidity has been and will continue to be a top priority for XPO, and we are targeting for XPO to receive investment-grade credit ratings in the future. As discussed in greater detail below, as of June 30, 2021, we had $1.9 billion of available liquidity, including $801 million of cash and cash equivalents.
Transportation Segment
Our Transportation segment facilitates the movement of raw materials, parts and finished goods. Our largest service offering within the Transportation segment is LTL, which contributed 43% of 2020 segment revenue. We are a top three provider of LTL services in North America, and we have one of the largest LTL networks in Western Europe.
Our other primary service offering within the Transportation segment is truck brokerage. We are the second largest brokerage provider globally and the third largest brokerage provider in North America. As of June 30, 2021, we had truck brokerage relationships with approximately 85,000 independent carriers representing over 1,000,000 trucks. Our truck brokerage operations are a central part of the freight brokerage services we provide, which also include additional, asset-light services for expedite, intermodal and drayage.
The owned capacity of our Transportation segment includes approximately 13,000 tractors and 35,000 trailers operated by professional drivers employed by XPO. This equipment is related primarily to our LTL operations in North America.
Logistics Segment
Our Logistics segment provides order fulfillment and other distribution services differentiated by our ability to deliver technology-enabled, customized solutions. XPO is the second largest provider of contract logistics globally as of June 30, 2021, with one of the largest outsourced e-fulfillment platforms.
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
As of June 30, 2021, we operated 208 million square feet (19 million square meters) of logistics warehouse space worldwide. Approximately 97 million square feet (8 million square meters) was located in North America; 104 million square feet (10 million square meters) was located in Europe; and 7 million square feet (1 million square meters) was located in Asia.
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
Environmental sustainability is a significant priority for us. In the U.S., XPO has been named a Top 75 Green Supply Chain Partner by Inbound Logistics for six consecutive years. In France, we have renewed our commitment to the CO2 Charter for another three years. In Spain, all of our sites meet Leadership in Energy and Environmental Design (“LEED”) energy certification standards for 100% consumption of renewable energy. In the U.K., the Digital Distribution Warehouse of the Future we created with Nestlé operates with environmentally friendly ammonia refrigeration systems, energy-saving lighting, air-source heat pumps for administration areas and rainwater harvesting.
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
Impacts of COVID-19
As a global provider of supply chain solutions, our business can be impacted to varying degrees by factors beyond our control. The rapid escalation of COVID-19 into a pandemic in 2020 affected, and may continue to affect, economic activity broadly and customer sectors served by our industry.
We believe the COVID-19 pandemic and associated impacts on economic activity had adverse effects on our results of operations and financial condition for the three and six months ended June 30, 2020, and to a lesser extent for the three and six months ended June 30, 2021, as discussed below.
Due to the evolving nature of the pandemic, it remains difficult to predict the extent of the impact on our industry generally and our business in particular. Furthermore, the extent and pace of a recovery remains uncertain and may differ significantly among the countries in which we operate. Our results of operations may continue to be impacted by the pandemic throughout 2021.
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

Consolidated Summary Financial Table

	Three Months Ended June 30,		Percent of Revenue		Change	Six Months Ended June 30,		Percent of Revenue		Change
(Dollars in millions)	2021 (1)	2020 (2)	2021	2020	2021 vs. 2020	2021 (3)	2020 (4)	2021	2020	2021 vs. 2020
Revenue	$5,036	$3,502	100.0%	100.0%	43.8%	$9,810	$7,366	100.0%	100.0%	33.2%
Cost of transportation and services	2,514	1,641	49.9%	46.9%	53.2%	4,842	3,539	49.4%	48.0%	36.8%
Direct operating expense	1,682	1,370	33.4%	39.1%	22.8%	3,338	2,730	34.0%	37.1%	22.3%
Sales, general and administrative expense	594	632	11.8%	18.0%	(6.0)%	1,182	1,157	12.0%	15.7%	2.2%
Operating income (loss)	246	(141)	4.9%	(4.0)%	NM	448	(60)	4.6%	(0.8)%	NM
Other income	(24)	(21)	(0.5)%	(0.6)%	14.3%	(50)	(39)	(0.5)%	(0.5)%	28.2%
Foreign currency (gain) loss	3	3	0.1%	0.1%	—%	1	(5)	—%	(0.1)%	(120.0)%
Debt extinguishment loss	—	—	—%	—%	—%	8	—	0.1%	—%	NM
Interest expense	63	82	1.3%	2.3%	(23.2)%	132	154	1.3%	2.1%	(14.3)%
Income (loss) before income tax provision (benefit)	204	(205)	4.1%	(5.9)%	NM	357	(170)	3.6%	(2.3)%	NM
Income tax provision (benefit)	46	(71)	0.9%	(2.0)%	NM	81	(61)	0.8%	(0.8)%	NM
Net income (loss)	$158	$(134)	3.1%	(3.8)%	NM	$276	$(109)	2.8%	(1.5)%	NM
NM - Not meaningful
(1)Consolidated operating income for the three months ended June 30, 2021 includes $35 million of transaction and integration costs and $2 million of restructuring income. $2 million of the transaction and integration costs relate to our Transportation segment, $7 million relate to our Logistics segment and $26 million relate to Corporate.
(2)Consolidated operating loss for the three months ended June 30, 2020 includes $46 million of transaction and integration costs and $50 million of restructuring expense. $13 million of the transaction and integration costs relate to our Transportation segment, $18 million relate to our Logistics segment and $15 million relate to Corporate.
(3)Consolidated operating income for the six months ended June 30, 2021 includes $53 million of transaction and integration costs and $2 million of restructuring expense. $3 million of the transaction and integration costs relate to our Transportation segment, $12 million relate to our Logistics segment and $38 million relate to Corporate.
(4)Consolidated operating loss for the six months ended June 30, 2020 includes $90 million of transaction and integration costs and $53 million of restructuring expense. $20 million of the transaction and integration costs relate to our Transportation segment, $25 million relate to our Logistics segment and $45 million relate to Corporate.
The transaction and integration costs for the first six months of 2021 are primarily related to the spin-off of the Logistics segment and our acquisition of the Kuehne + Nagel business in January 2021. The transaction and integration costs for the first six months of 2020 are primarily related to our previously announced exploration of strategic alternatives that was terminated in March 2020. For further information on our restructuring actions, see Note 5—Restructuring Charges to the Condensed Consolidated Financial Statements. We also incurred net incremental and direct costs as a result of the COVID-19 pandemic in the second quarter and first six months of 2021 and 2020.
Three and Six Months Ended June 30, 2021 Compared with Three and Six Months Ended June 30, 2020
Revenue for the second quarter of 2021 increased 43.8% to $5.0 billion, compared with the same quarter in 2020. Revenue for the first six months of 2021 increased 33.2% to $9.8 billion compared with the same period in 2020. The increase in revenue in the second quarter and first six months of 2021 compared to the same periods in 2020 reflects the impact of COVID-19 on our results in 2020 and strong growth in both our transportation and logistics businesses, including the impact of the acquired Kuehne + Nagel business in January 2021. The Kuehne + Nagel business contributed approximately 4.3 percentage points to revenue growth for the second quarter of 2021 and 3.6 percentage points for the first six months of 2021. Additionally, foreign currency movement increased revenue by approximately 4.5 percentage points in the second quarter of 2021 and 3.8 percentage points in the first six months of 2021.

Cost of transportation and services includes the cost of providing or procuring freight transportation for XPO customers and salaries paid to employee drivers in our LTL and truckload businesses.
Cost of transportation and services for the second quarter of 2021 was $2.5 billion, or 49.9% of revenue, compared with $1.6 billion, or 46.9% of revenue, for the same period in 2020. Cost of transportation and services for the first six months of 2021 was $4.8 billion, or 49.4% of revenue, compared with $3.5 billion or 48.0% of revenue, for the same period in 2020. The year-over-year increase as a percentage of revenue in both periods reflects higher costs in both segments, as well as the impact of a higher proportion of revenue from our Transportation segment in 2021 as compared to prior year. These increases were partially offset by lower COVID-19-related costs.
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
Direct operating expense for the second quarter of 2021 was $1.7 billion, or 33.4% of revenue, compared with $1.4 billion, or 39.1% of revenue, for the same quarter in 2020. Direct operating expense for the first six months of 2021 was $3.3 billion, or 34.0% of revenue, compared with $2.7 billion, or 37.1% of revenue, for the same period in 2020. The year-over-year decrease as a percentage of revenue in both periods was primarily driven by the impact of higher proportion of revenue from our Transportation segment in 2021 as compared to prior year as well as lower COVID-19-related, personnel and facilities costs as a percentage of revenue as we leveraged our fixed costs across increased revenues this quarter and six month period. Direct operating expense for the second quarters of 2021 and 2020 included $7 million and $12 million, respectively, and the first six months of 2021 and 2020 included $31 million and $39 million, respectively, of gains on sales of property and equipment.
Sales, general and administrative expense (“SG&A”) primarily consists of salaries and commissions for the sales function, salary and benefit costs for executive and certain administration functions, depreciation and amortization expense, professional fees, facility costs, bad debt expense and legal costs.
SG&A for the second quarter of 2021 was $594 million, or 11.8% of revenue, compared with $632 million, or 18.0% of revenue, for the same period in 2020. SG&A for the first six months of 2021 was $1.18 billion, or 12.0% of revenue, compared with $1.16 billion, or 15.7% of revenue, for the same period in 2020. SG&A for the second quarter and first six months of 2021 included approximately $31 million and $44 million, respectively, of expenses related to the spin-off of our Logistics segment, including professional service fees. In comparison, SG&A for the second quarter and first six months of 2020 included approximately $33 million and $73 million, respectively, of expenses related to our exploration of strategic alternatives, including professional service fees and employee retention costs. Further impacting the decrease in SG&A as a percentage of revenue were lower restructuring charges, COVID-19-related costs and bad debt expense in the second quarter and first six months of 2021.
Other income primarily consists of pension income. Other income for the second quarter of 2021 was $24 million, compared with $21 million for the same period in 2020. Other income for the first six months of 2021 was $50 million, compared with $39 million for the same period in 2020. The year-over-year increase primarily reflects higher net periodic pension income in the second quarter and first six months of 2021, compared with the same periods in 2020.
Foreign currency (gain) loss was a $3 million loss for both the second quarter of 2021 and 2020. Foreign currency (gain) loss was a $1 million loss for the first six months of 2021, compared with an $5 million gain for the same period in 2020. Foreign currency loss in the first six months of 2021 primarily reflected unrealized losses on foreign currency option and forward contracts. Foreign currency gain in the first six months of 2020 primarily reflected realized gains on foreign currency option and forward contracts and other derivative contracts, including a gain on a terminated net investment hedge on foreign currency option and forward contracts. For additional information on our foreign currency option and forward contracts, see Note 6—Derivative Instruments to our Condensed Consolidated Financial Statements.
Debt extinguishment loss was $8 million for the first six months of 2021 and related to the write-off of debt issuance costs for the redemption of our outstanding senior notes due 2022, as well as costs related to the amendment of our term loan credit agreement. There were no debt extinguishment losses in the second quarter of 2021 or the first six months of 2020.
Interest expense decreased to $63 million for the second quarter of 2021 from $82 million for the second quarter of 2020. Interest expense decreased to $132 million for the first six months of 2021 from $154 million for the first six months of 2020. The declines in interest expense reflected the lower debt balances, including the redemption of our senior notes due 2022 in the first quarter of 2021.
Our effective income tax rates were 22.4% and 34.8% for the second quarter of 2021 and 2020, respectively, and 22.5% and 35.8% for the first six months of 2021 and 2020, respectively. The effective tax rates for the second quarter and six-month periods of 2021 and 2020 were based on forecasted full-year effective tax rates, adjusted for discrete items that occurred within the periods presented. The change in our effective tax rate for the second quarter of 2021 compared to the same quarter in 2020 was primarily driven by higher pre-tax book income which diluted the impact of contribution- and margin-based taxes. The primary discrete item impacting the effective tax rate for the second quarter of 2021 was a tax benefit of $6 million from changes in reserves for uncertain tax positions. The primary items impacting the effective tax rate for the first six months of 2021 included discrete tax benefits of $6 million from changes in reserves for uncertain tax positions and $4 million of excess tax benefit from stock-based compensation. There were no material discrete items impacting the effective tax rate for the second quarter and first six months of 2020.
In July 2021, in connection with the spin-off of our Logistics segment, we amended our legal entity structure. These changes will result in one-time cash and non-cash tax expenses in the second half of 2021.
Restructuring Charges
We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure, including actions in response to COVID-19. Restructuring charges (credits) were recorded on our Condensed Consolidated Statements of Income (Loss) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Cost of transportation and services	$—	$1	$—	$1
Direct operating expense	—	6	—	6
Sales, general and administrative expense	(2)	43	2	46
Total	$(2)	$50	$2	$53
For more information, see Note 5—Restructuring Charges to the Condensed Consolidated Financial Statements. We may incur incremental restructuring costs in 2021 in connection with the spin-off of our Logistics segment or for other reasons; however, we are currently unable to reasonably estimate these costs.
Transportation Segment

	Three Months Ended June 30,		Percent of Revenue		Change	Six Months Ended June 30,		Percent of Revenue		Change
(Dollars in millions)	2021	2020	2021	2020	2021 vs. 2020	2021	2020	2021	2020	2021 vs. 2020
Revenue	$3,186	$2,127	100.0%	100.0%	49.8%	$6,175	$4,586	100.0%	100.0%	34.6%
Operating income (loss)	255	(15)	8.0%	(0.7)%	NM	464	105	7.5%	2.3%	341.9%
Depreciation and amortization	117	113			3.5%	232	223			4.0%
Revenue in our Transportation segment increased 49.8% to $3.2 billion for the second quarter of 2021, compared with $2.1 billion for the same quarter in 2020. Revenue increased 34.6% to $6.2 billion for the first six months of 2021, compared with $4.6 billion for the same period in 2020. The increase in revenue in the second quarter and first six months of 2021 reflected the impact of COVID-19 on our results in 2020 and strong growth in all of our transportation businesses. Additionally, foreign currency movement increased revenue by approximately 2.5 percentage points in the second quarter of 2021 and 2.1 percentage points in the first six months of 2021.
Operating income in our transportation segment was $255 million, or 8.0% of revenue, for the second quarter of 2021, compared with the operating loss of $15 million, or 0.7% of revenue, for the same quarter in 2020. Operating income was $464 million, or 7.5% of revenue, for the first six months of 2021, compared with $105 million, or 2.3% of revenue, for the same period in 2020. The increase in both periods was primarily driven by significantly higher revenue and lower restructuring charges and COVID-19-related costs. Additionally, expenses related to our exploration of strategic alternatives were approximately $8 million in the second quarter of 2020 and $15 million in the first six months of 2020.
Logistics Segment

	Three Months Ended June 30,		Percent of Revenue		Change	Six Months Ended June 30,		Percent of Revenue		Change
(Dollars in millions)	2021	2020	2021	2020	2021 vs. 2020	2021	2020	2021	2020	2021 vs. 2020
Revenue	$1,881	$1,404	100.0%	100.0%	34.0%	$3,699	$2,841	100.0%	100.0%	30.2%
Operating income (loss)	71	(43)	3.8%	(3.1)%	NM	139	(5)	3.8%	(0.2)%	NM
Depreciation and amortization	85	80			6.3%	159	149			6.7%
Revenue in our Logistics segment increased 34.0% to $1.9 billion for the second quarter of 2021, compared with $1.4 billion for the same quarter in 2020. Revenue increased 30.2% to $3.7 billion for the first six months of 2021, compared with $2.8 billion for the same period in 2020. The increases in revenue in the second quarter and first six months of 2021 compared to the same period in 2020 reflect the impact of COVID-19 on our results in 2020 and strong growth in our European business, including the impact of the acquired Kuehne + Nagel business in January 2021. The Kuehne + Nagel business contributed approximately 10.7 percentage points to segment revenue growth in the second quarter of 2021 and 9.4 percentage points for the first six months of 2021. Additionally, foreign currency movement increased revenue by approximately 7.6 percentage points in the second quarter of 2021 and 6.6 percentage points in the first six months of 2021.
Operating income in our Logistics segment was $71 million, or 3.8% of revenue, for the second quarter of 2021, compared with a loss of $43 million, or 3.1% of revenue, for the same quarter in 2020. Operating income was $139 million, or 3.8% of revenue, for the first six months of 2021, compared with a loss of $5 million, or 0.2% of revenue, for the same period in 2020. The increase in both periods was primarily driven by significantly higher revenue and lower restructuring charges and COVID-19-related costs. Operating income for the second quarter and first six months of 2021 included $7 million and $12 million, respectively, of transaction and integration costs, including amounts related to our acquisition of the Kuehne + Nagel business. In comparison, operating loss for the second quarter and first six months of 2020 included $11 million and $17 million, respectively, of expenses related to our exploration of strategic alternatives.
Liquidity and Capital Resources
As of June 30, 2021, we had cash and cash equivalents of $801 million. Our principal existing sources of cash are (i) cash generated from operations; (ii) borrowings available under our Second Amended and Restated Revolving Loan Credit Agreement, as amended (the “ABL Facility”); and (iii) proceeds from the issuance of other debt. As of June 30, 2021, we have $1.084 billion available to draw under our ABL Facility, based on a borrowing base of $1.1 billion and outstanding letters of credit of $16 million. Additionally, under our Senior Secured Term Loan Credit Agreement, we have a $200 million uncommitted secured evergreen letter of credit facility, under which we have issued $198 million in aggregate face amount of letters of credit as of June 30, 2021.
In July 2021, we amended our existing ABL facility which matures in April 2024 to reduce the commitments from $1.1 billion to $1.0 billion. There were no other significant changes made to the terms of the facility, including the maturity date, the interest rate margin, and financial covenants.

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
XPO Logistics Europe SA (“XPO Logistics Europe”) participates in a trade receivables securitization program co-arranged by three European banks (the “Purchasers”). Under the program, a wholly-owned bankruptcy-remote special purpose entity of XPO Logistics Europe sells trade receivables that originate with wholly-owned subsidiaries of XPO Logistics Europe in the United Kingdom and France to unaffiliated entities managed by the Purchasers. The special purpose entity is a variable interest entity and is consolidated by XPO based on our control of the entity’s activities.
We account for transfers under our securitization and factoring arrangements as sales because we sell full title and ownership in the underlying receivables and control of the receivables is considered transferred. For these transfers, the receivables are removed from our Condensed Consolidated Balance Sheets at the date of transfer. In the securitization and factoring arrangements, our continuing involvement is limited to servicing the receivables and, in the case of the securitization arrangements, providing recourse in certain defined circumstances. The fair value of any servicing assets and liabilities is immaterial. Our trade receivables securitization program permits us to borrow, on an unsecured basis, cash collected in a servicing capacity on previously sold receivables, which we report within short-term debt on our Condensed Consolidated Balance Sheets. We had no such borrowings outstanding as of June 30, 2021 and €41 million ($50 million) as of December 31, 2020.
The maximum amount of net cash proceeds available at any one time under the securitization program, inclusive of any unsecured borrowings, is €400 million (approximately $474 million as of June 30, 2021). As of June 30, 2021, €59 million (approximately $70 million) was available to us, subject to having sufficient receivables available to sell to the Purchasers.
Under the program, we service the receivables we sell on behalf of the Purchasers, which gives us visibility into the timing of customer payments. The benefit to our cash flow includes the difference between the cash consideration in the table below and the amount we collected as a servicer on behalf of the Purchasers. In the first six months of 2021 and 2020, we collected cash as servicer of $1.7 billion and $1.3 billion, respectively.
Information related to the trade receivables sold was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Securitization programs
Receivables sold in period	$882	$598	$1,657	$1,289
Cash consideration	882	598	1,657	1,289

Factoring programs
Receivables sold in period	$113	$199	$229	$463
Cash consideration	112	199	228	462
In July 2021, in connection with the spin-off of our Logistics segment, the existing trade receivables securitization program was amended; the existing €400 million program is now comprised of two separate €200 million programs, one of which will continue to be available to us and one of which will be part of GXO following the spin-off. The new program expires in July 2024.

Term Loan Facilities
In the first quarter of 2021, we amended the Term Loan Credit Agreement to consolidate our tranches and lower the interest rate. The applicable terms of the Term Loan Credit Agreement are as follows:

		December 31, 2020
(In millions)	June 30, 2021	First Tranche	Second Tranche
Principal balance	$2,003	$1,503	$500
Interest spread:
Base rate loans	0.75%	1.00%	1.50%
LIBOR loans	1.75%	2.00%	2.50%
Maturity date	February 2025	February 2025	February 2025
We recorded a debt extinguishment loss of $3 million in the first six months of 2021 due to this amendment.
Senior Notes Due 2022
In January 2021, we redeemed our outstanding 6.50% senior notes due 2022. The redemption price for the notes was 100.0% of the principal amount, plus accrued and unpaid interest. We paid for the redemption with available cash. We recorded a debt extinguishment loss of $5 million in the first six months of 2021 due to this redemption.
Senior Notes Due 2025
In the second quarter of 2020, we completed private placements of $1.15 billion aggregate principal amount of senior notes due 2025. Net proceeds from the notes were initially invested in cash and cash equivalents and were subsequently used to redeem our outstanding senior notes due 2022 in January 2021.
GXO Revolving Credit Facility
In June 2021, in preparation for the spin-off, GXO, which was our wholly-owned subsidiary at the time, entered into a five-year, unsecured, multi-currency revolving credit facility (the “GXO Facility”). Initially, the GXO Facility provides commitments up to $800 million, of which $60 million will be available for the issuance of letters of credit. Loans under the GXO Facility will bear interest at a fluctuating rate equal to: (i) with respect to borrowings in dollars, at GXO’s option, the alternate base rate or the reserve-adjusted LIBOR, (ii) with respect to borrowings in Canadian dollars, the reserve-adjusted Canadian Dollar Offered Rate and (iii) with respect to borrowings in Euros, the reserve-adjusted Euro Interbank Offered Rate, in each case, plus an applicable margin calculated based on GXO’s credit ratings. The availability of the GXO Facility was subject to the spin-off occurring.
The covenants in the GXO Facility, which are customary for financings of this type, can limit the ability to incur indebtedness and grant liens, among other restrictions. In addition, the GXO Facility requires GXO to maintain a consolidated leverage ratio below a stated maximum consolidated leverage ratio.
There was no amount outstanding under the GXO Facility at June 30, 2021. Following the spin-off, the GXO Facility is not available to us.
GXO Notes
In preparation for the spin-off, in July 2021, GXO completed an offering of $800 million aggregate principal amount of notes, consisting of $400 million of notes due 2026 (the “GXO 2026 Notes”) and $400 million of notes due 2031 (the “GXO 2031 Notes”, and together with the GXO 2026 Notes, the “GXO Notes”).
The GXO 2026 Notes will bear interest at a rate of 1.65% per annum payable semiannually in cash in arrears on January 15 and July 15 of each year, beginning January 15, 2022, and will mature on July 15, 2026. The GXO 2031 Notes will bear interest at a rate of 2.65% per annum payable semiannually in cash in arrears on January 15 and July 15 of each year, beginning January 15, 2022, and will mature on July 15, 2031.

The net proceeds from the sale of the GXO Notes were used to fund a cash payment from GXO to XPO of $794 million, which we intend to use to repay a portion of our outstanding borrowings as noted below. Following the completion of the spin-off, the GXO Notes are no longer an obligation of XPO.
Equity Offering
In July 2021, we completed a registered underwritten offering of 5.0 million shares of our common stock at a public offering price of $138.00 per share, plus an additional 750,000 shares of our common stock through an option granted to underwriters. Of the 5.0 million shares, we offered 2.5 million shares directly and 2.5 million shares were offered by Jacobs Private Equity, LLC (“JPE”), an entity controlled by the Company’s chairman and Chief Executive Officer. The additional 750,000 purchased shares were also split equally between us and JPE. We received approximately $385 million of proceeds, net of fees and expenses, from the sale of the shares and intend to use them to repay a portion of our outstanding borrowings as noted below and for general corporate purposes. XPO did not receive any proceeds from the sale of shares by JPE.
Debt Redemption
In July 2021, we issued notice to redeem our outstanding 6.75% senior notes due 2024 that had a principal balance of $1.0 billion as of June 30, 2021. Also, in August 2021, we issued notice to redeem our outstanding 6.125% senior notes due 2023 that had a principal balance of $535 million as of June 30, 2021. The redemption price for our senior notes due 2024 was 103.375%, plus accrued and unpaid interest. The redemption price for our senior notes due 2023 was 100.0% of the principal amount, plus accrued and unpaid interest. We expect to pay for these redemptions using the cash payment of $794 million received from GXO, the proceeds from the July 2021 equity offering and available cash.
Preferred Stock and Warrant Exchanges
In December 2020, some holders of our convertible preferred stock exchanged their holdings for a combination of our common stock, based on the stated conversion price, and a lump-sum payment that represents an approximation of the net present value of the future dividends payable on the preferred stock. Additionally, some holders of our warrants exchanged (or committed to exchange subject to the satisfaction of certain customary closing conditions) their holdings, including JPE, for a number of shares of our common stock equal to the number of shares of common stock that such holder would be entitled to receive upon an exercise of the warrants less the number of shares of common stock that have an approximate value equal to the exercise price of the warrants. With respect to the preferred stock, through December 31, 2020, 69,445 shares were exchanged, and we issued 9.9 million shares of common stock and paid $22 million of cash. With respect to the warrants, through December 31, 2020, 0.3 million warrants were exchanged, and we issued 0.3 million shares of common stock. In the first quarter of 2021, 975 preferred shares were exchanged, and we issued 0.1 million shares of common stock. In the second quarter of 2021, the remaining 40 preferred shares were exchanged, and we issued 5,714 shares of common stock. With respect to the warrants, in the first quarter of 2021, 9.8 million warrants were exchanged, and we issued 9.2 million shares of common stock. These exchanges were intended to simplify our equity capital structure, including in contemplation of the spin-off of our Logistics segment. As of June 30, 2021, there were no shares of preferred stock or warrants outstanding.
Share Repurchases
In February 2019, our Board of Directors authorized repurchases of up to $1.5 billion of our common stock. Our share repurchase authorization permits us to purchase shares in both the open market and in private transactions, with the timing and number of shares dependent on a variety of factors, including price, general business conditions, market conditions, alternative investment opportunities and funding considerations. We are not obligated to repurchase any specific number of shares and may suspend or discontinue the program at any time.

In the first quarter of 2020, we purchased and retired 2 million shares at an aggregate value of $114 million. The share purchases were funded by our available cash and proceeds from our 2019 debt offerings. There were no share purchases in the first six months of 2021 or in the second quarter of 2020. Our remaining share repurchase authorization was $503 million as of June 30, 2021.
Loan Covenants and Compliance
As of June 30, 2021, we were in compliance with the covenants and other provisions of our debt agreements. Any failure to comply with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
Sources and Uses of Cash

	Six Months Ended June 30,
(In millions)	2021	2020
Net cash provided by operating activities	$539	$394
Net cash used in investing activities	(154)	(172)
Net cash provided by (used in) financing activities	(1,639)	1,701
Effect of exchange rates on cash, cash equivalents and restricted cash	1	(15)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(1,253)	$1,908
During the six months ended June 30, 2021, we: (i) generated cash from operating activities of $539 million and (ii) generated proceeds from sales of property and equipment of $62 million. We used cash during this period primarily to: (i) purchase property and equipment of $250 million; (ii) redeem our senior notes due 2022 for $1.2 billion; (iii) repay our ABL Facility borrowings of $200 million; (iv) purchase noncontrolling interests of $128 million; and (v) repay borrowings related to our securitization program of $49 million.
During the six months ended June 30, 2020, we: (i) generated cash from operating activities of $394 million; (ii) received net proceeds of $1.8 billion from our issuances of debt and short-term borrowings and (iii) generated proceeds from sales of property and equipment (primarily real estate) of $77 million. We used cash during this period primarily to: (i) purchase property and equipment of $255 million and (ii) repurchase common stock of $114 million.
Cash flows from operating activities for the six months ended June 30, 2021 increased by $145 million, compared with the same period in 2020. The increase reflects higher net income of $385 million for the six months ended June 30, 2021, compared with the same period in 2020 partially offset by a greater use of cash for working capital in the first half of 2021 than in the prior-year period. Additionally, the first six months of 2021 included payments of approximately $10 million related to the spin-off, as compared to payments of approximately $75 million related to the exploration of strategic alternatives in the first six months of 2020. Additionally, cash paid for taxes was $55 million higher in the six months ended June 30, 2021, compared with the same period in 2020.
Investing activities used $154 million and $172 million of cash in the six months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021, we used $250 million of cash to purchase property and equipment and received $62 million from sales of property and equipment. During the six months ended June 30, 2020, we used $255 million of cash to purchase property and equipment and received $77 million from sales of property and equipment.
Financing activities used $1.6 billion of cash in the six months ended June 30, 2021 and provided $1.7 billion of cash in the six months ended June 30, 2020. The primary uses of cash from financing activities during the first six months of 2021 were $1.2 billion used to redeem the senior notes due 2022, $200 million used to repay borrowings under our ABL Facility, and $49 million used to repay our borrowings related to our securitization program. Additionally, we used $128 million to purchase the remaining non-controlling interest in XPO Logistics Europe SA that we did not own. The primary sources and uses of cash from financing activities during the six months ended June 30, 2020 were $1.1 billion of net proceeds from the issuance of senior notes due 2025; $600 million of proceeds from borrowings on our ABL Facility, net of payments, and $109 million of net proceeds from borrowings related to our securitization program, partially offset by $114 million used to purchase XPO common stock.
Contractual Obligations
During the six months ended June 30, 2021, there were no material changes to our December 31, 2020 contractual obligations. GXO’s debt and operating lease obligations of approximately $181 million and $1.8 billion as of June 30, 2021, respectively, will not be part of our contractual obligations following the spin-off. We anticipate full year net capital expenditures to be between $250 million and $275 million in 2021 (excluding any net capital expenditures associated with our spun-off Logistics segment).
New Accounting Standards
Information related to new accounting standards is included in Note 1—Organization, Description of Business and Basis of Presentation to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and commodity risk. There have been no material changes to our quantitative and qualitative disclosures about market risk during the six months ended June 30, 2021, as compared with the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 4. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended as of June 30, 2021. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of June 30, 2021 were effective as of such time such that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries; and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Shareholder Litigation
On December 14, 2018, a putative class action captioned Labul v. XPO Logistics, Inc. et al., was filed in the U.S. District Court for the District of Connecticut against us and some of our current and former executives, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, and Section 20(a) of the Exchange Act, based on alleged material misstatements and omissions in our public filings with the U.S. Securities and Exchange Commission. On June 3, 2019, lead plaintiffs Local 817 IBT Pension Fund, Local 272 Labor-Management Pension Fund, and Local 282 Pension Trust Fund and Local 282 Welfare Trust Fund (together, the “Pension Funds”) filed a consolidated class action complaint. Defendants moved to dismiss the consolidated class action complaint on August 2, 2019. On November 4, 2019, the Court dismissed the consolidated class action complaint without prejudice to the filing of an amended complaint. The Pension Funds, on January 3, 2020, filed a first amended consolidated class action complaint against us and a current executive. Defendants moved to dismiss the first amended consolidated class action complaint on March 3, 2020. On March 19, 2021, the Court dismissed the first amended consolidated class action complaint with prejudice and closed the case. On April 29, 2021, the Pension Funds filed a notice of appeal, and the appellate process is ongoing.
Also, on May 13, 2019, Adriana Jez filed a purported shareholder derivative action captioned Jez v. Jacobs, et al., (the “Jez complaint”) in the U.S. District Court for the District of Delaware, alleging breaches of fiduciary duty, unjust enrichment, waste of corporate assets, and violations of the Exchange Act against some of our current and former directors and officers, with the company as a nominal defendant. The Jez complaint was later consolidated with similar derivative complaints filed by purported shareholders Erin Candler and Kevin Rose under the caption In re XPO Logistics, Inc. Derivative Litigation. On December 12, 2019, the Court ordered plaintiffs to designate an operative complaint or file an amended complaint within 45 days. On January 27, 2020, plaintiffs designated the Jez complaint as the operative complaint in the consolidated cases. Defendants moved to dismiss the operative complaint on February 26, 2020. Rather than file a brief in opposition, on March 27, 2020, plaintiffs moved for leave to file a further amended complaint and to stay briefing on defendants’ motions to dismiss. The Court granted plaintiffs’ motion on July 6, 2020. On April 14, 2021, the Court issued an order staying proceedings pending resolution of an appeal in the Labul action. Plaintiffs stipulated that they will dismiss the shareholder derivative action with prejudice if the Labul dismissal is affirmed on appeal.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the quarters ended December 31, 2020, March 31, 2021 and June 30, 2021, following approvals by a disinterested special committee of our Board of Directors and the Audit Committee to the extent required by our policy on related party transactions, we entered into separate exchange agreements with certain holders of our preferred stock and warrants, including some of our directors and officers, pursuant to which (i) holders of our preferred stock exchanged their preferred shares for a combination of (x) our common stock, based on the number of shares of common stock into which our preferred stock was then convertible; and (y) a lump-sum cash payment that represented an approximation of the net present value of the future dividends required by the terms of our preferred stock to be paid by us; and (ii) holders of our warrants exchanged their warrants for the number of shares of our common stock that was equal to the number of shares of common stock that such holder would be entitled to receive upon an exercise of the warrants less the number of shares of our common stock that had an approximate value equal to the exercise price of the warrants, based on the formula set forth in the exchange agreements. With respect to the preferred stock, through December 31, 2020, 69,445 shares were exchanged, and we issued 9,920,709 shares of common stock and paid $22 million of cash. With respect to the warrants, through December 31, 2020, 283,394 warrants were exchanged, and we issued 266,590 shares of common stock. In the first quarter of 2021, 975 preferred shares were exchanged, and we issued 139,284 shares of common stock. In the second quarter of 2021, the remaining 40 preferred shares were exchanged, and we issued 5,714 shares of common stock. With respect to the warrants, in the first quarter of 2021, 9,795,715 warrants were exchanged, and we issued 9,215,094 shares of common stock. The exchange transactions were made to simplify our equity capital structure, including in contemplation of our previously announced plan to pursue a spin-off of our Logistics segment. As of June 30, 2021, there were no shares of preferred stock or warrants outstanding.
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
Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On July 30, 2021, the Compensation Committee of the Board of Directors of XPO (the “Board”) approved letter agreements (the “Letter Agreements”) with each of Brad Jacobs, Troy Cooper, and Mario Harik (collectively, the “Executives”).

Each Letter Agreement sets forth certain adjustments to the performance goals applicable to the XPO performance-based restricted stock unit awards (the “PSU Awards”) and the cash long-term incentive awards (the “Cash LTI Awards”) held by each Executive, in each case, to reflect the impact of the spin-off of our Logistics segment.

In addition, each Letter Agreement amends the definition of “change in control” for purposes of the PSU Awards to include the disposition of a substantial portion of XPO’s assets, businesses or business lines, which is deemed to occur upon the completion of eligible transfers, as defined in the Letter Agreement, of either (a) assets having a total value of 50% or more of the assets of XPO as of the applicable measurement date or (b) one or more businesses or lines of business representing at least 50% of XPO’s revenue during the applicable measurement period. The applicable measurement date and period is December 31, 2018 and fiscal year 2018, respectively, for PSU Awards granted in 2018 or December 31, 2019 and fiscal year 2019 for PSU Awards granted in 2019. Each Letter Agreement also, as an additional retention mechanism, provides that if the PSU Awards vest upon the occurrence of a change in control under this new clause, the shares of XPO common stock delivered pursuant to the vested PSU Awards (less shares withheld to cover taxes) will be subject to clawback if the Executive voluntarily terminates his employment for any reason or the Executive’s employment is terminated by XPO for cause, in each case, within two years following such change in control. Such shares will also be subject to a lock-up during such two-year period.

The Letter Agreement with Mr. Jacobs also provides that his continued service as a non-employee director of XPO following his termination of employment will be treated as continued employment for purposes of the new clawback provision applicable to the PSU Awards (if such termination of employment occurs during the clawback period) and for purposes of the service-based vesting conditions applicable to his Cash LTI Award. Under certain circumstances described in the Letter Agreement, Mr. Jacobs’s cessation of service as a non-employee director will result in the clawback obligation with respect to his PSU Awards (if otherwise applicable) ceasing to apply and full or partial vesting of his Cash LTI Award.

The foregoing summary of certain terms and conditions of the Letter Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the Letter Agreements, the form of which is filed with this report as Exhibit 10.2 and is incorporated herein by reference.

Item 6. Exhibits.

Exhibit Number	Description

10.1
Credit Agreement, dated as of June 23, 2021, by and among GXO Logistics, Inc., the lenders and other parties from time to time party thereto, and Citibank, N.A., as Administrative Agent and an Issuing Lender (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 23, 2021).

10.2 *	Form of August 2021 Letter Agreement with Certain Executive Officers

31.1 *
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021.

31.2 *
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021.

32.1 **
Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021.

32.2 **
Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021.

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
Date: August 4, 2021