Form 10-Q
period 2021-09-30
XPO Logistics, Inc.
filed 2021-11-03
CIK 1166003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
Form 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 29, 2021, there were 114,710,933 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

XPO Logistics, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2021

Part I—Financial Information
Item 1. Financial Statements.
XPO Logistics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(In millions, except per share data)	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$254	$1,731
Accounts receivable, net of allowances of $47 and $46, respectively	1,987	1,680
Other current assets	284	303
Current assets of discontinued operations	25	1,664
Total current assets	2,550	5,378
Long-term assets
Property and equipment, net of $1,765 and $1,646 in accumulated depreciation, respectively	1,821	1,891
Operating lease assets	829	844
Goodwill	2,493	2,536
Identifiable intangible assets, net of $598 and $536 in accumulated amortization, respectively	603	675
Other long-term assets	237	187
Long-term assets of discontinued operations	—	4,666
Total long-term assets	5,983	10,799
Total assets	$8,533	$16,177
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$963	$854
Accrued expenses	1,199	1,044
Short-term borrowings and current maturities of long-term debt	56	1,281
Short-term operating lease liabilities	153	152
Other current liabilities	132	102
Current liabilities of discontinued operations	24	1,728
Total current liabilities	2,527	5,161
Long-term liabilities
Long-term debt	3,515	5,240
Deferred tax liability	306	286
Employee benefit obligations	126	131
Long-term operating lease liabilities	677	696
Other long-term liabilities	366	384
Long-term liabilities of discontinued operations	—	1,430
Total long-term liabilities	4,990	8,167
Stockholders’ equity
Convertible perpetual preferred stock, $0.001 par value; 10 shares authorized; — and 0.001 of Series A shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	1
Common stock, $0.001 par value; 300 shares authorized; 115 and 102 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	1,174	1,998
Retained earnings (accumulated deficit)	(79)	868
Accumulated other comprehensive loss	(79)	(158)
Total stockholders’ equity before noncontrolling interests	1,016	2,709
Noncontrolling interests	—	140
Total equity	1,016	2,849
Total liabilities and equity	$8,533	$16,177
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2021	2020	2021	2020
Revenue	$3,270	$2,675	$9,445	$7,261
Cost of transportation and services	2,306	1,814	6,545	4,919
Direct operating expense	366	310	1,058	904
Sales, general and administrative expense	339	294	1,001	915
Depreciation and amortization expense	118	119	357	351
Transaction and integration costs	15	—	26	66
Restructuring costs	14	—	16	31
Operating income	112	138	442	75
Other income	(15)	(12)	(43)	(31)
Foreign currency (gain) loss	(4)	1	(2)	(5)
Debt extinguishment loss	46	—	54	—
Interest expense	53	81	176	226
Income (loss) from continuing operations before income tax provision (benefit)	32	68	257	(115)
Income tax provision (benefit)	11	31	60	(36)
Income (loss) from continuing operations	21	37	197	(79)
Income (loss) from discontinued operations, net of taxes	(78)	61	22	68
Net income (loss)	(57)	98	219	(11)
Net loss from continuing operations attributable to noncontrolling interests	—	—	—	3
Net income from discontinued operations attributable to noncontrolling interests	—	(5)	(5)	(7)
Net income (loss) attributable to XPO	$(57)	$93	$214	$(15)

Net income (loss) attributable to common shareholders
Continuing operations	$21	$28	$197	$(78)
Discontinued operations	(78)	56	17	61
Net income (loss) attributable to common shareholders	$(57)	$84	$214	$(17)

Earnings (loss) per share data
Basic earnings (loss) per share from continuing operations	$0.19	$0.30	$1.78	$(0.86)
Basic earnings (loss) per share from discontinued operations	(0.69)	0.63	0.15	0.68
Basic earnings (loss) per share attributable to common shareholders	$(0.50)	$0.93	$1.93	$(0.18)
Diluted earnings (loss) per share from continuing operations	$0.19	$0.27	$1.73	$(0.86)
Diluted earnings (loss) per share from discontinued operations	(0.68)	0.56	0.14	0.68
Diluted earnings (loss) per share attributable to common shareholders	$(0.49)	$0.83	$1.87	$(0.18)

Weighted-average common shares outstanding
Basic weighted-average common shares outstanding	115	91	111	91
Diluted weighted-average common shares outstanding	116	102	114	91
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Net income (loss)	$(57)	$98	$219	$(11)

Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss), net of tax effect of $7, $13, $4 and $6	$(47)	$71	$(74)	$27
Unrealized gain (loss) on financial assets/liabilities designated as hedging instruments, net of tax effect of $1, $—, $1 and $—	(3)	(1)	(3)	(1)
Defined benefit plans adjustments, net of tax effect of $(9), $(1), $(9) and $1	28	(2)	28	(7)
Other comprehensive income (loss)	(22)	68	(49)	19
Comprehensive income (loss)	$(79)	$166	$170	$8
Less: Comprehensive income attributable to noncontrolling interests	—	10	3	7
Comprehensive income (loss) attributable to XPO	$(79)	$156	$167	$1
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2021	2020
Cash flows from operating activities of continuing operations
Net income (loss)	$219	$(11)
Income from discontinued operations, net of taxes	22	68
Income (loss) from continuing operations	197	(79)
Adjustments to reconcile net income (loss) from continuing operations to net cash from operating activities
Depreciation, amortization and net lease activity	357	351
Stock compensation expense	29	36
Accretion of debt	15	14
Deferred tax (benefit) expense	5	12
Debt extinguishment loss	54	—
Unrealized (gain) loss on foreign currency option and forward contracts	1	(1)
Gains on sales of property and equipment	(36)	(67)
Other	4	45
Changes in assets and liabilities
Accounts receivable	(371)	(165)
Other assets	(1)	(54)
Accounts payable	133	(29)
Accrued expenses and other liabilities	171	229
Net cash provided by operating activities from continuing operations	558	292
Cash flows from investing activities of continuing operations
Payment for purchases of property and equipment	(212)	(220)
Proceeds from sale of property and equipment	72	137
Other	(3)	5
Net cash used in investing activities from continuing operations	(143)	(78)
Cash flows from financing activities of continuing operations
Proceeds from issuance of debt	—	1,155
Proceeds from (repayment of) borrowings related to securitization program	(24)	25
Repurchase of debt	(2,769)	—
Proceeds from borrowings on ABL facility	—	820
Repayment of borrowings on ABL facility	(200)	(620)
Repayment of debt and finance leases	(63)	(50)
Payment for debt issuance costs	(5)	(21)
Purchase of noncontrolling interests	—	—
Issuance (repurchase) of common stock	384	(114)
Change in bank overdrafts	33	19
Payment for tax withholdings for restricted shares	(25)	(21)
Distribution from GXO	794	—
Other	(5)	2
Net cash provided by (used in) financing activities from continuing operations	(1,880)	1,195

	Nine Months Ended September 30,
(In millions)	2021	2020

Cash flows from discontinued operations
Operating activities of discontinued operations	68	398
Investing activities of discontinued operations	(95)	(145)
Financing activities of discontinued operations	(302)	(12)
Net cash provided by (used in) discontinued operations	(329)	241
Effect of exchange rates on cash, cash equivalents and restricted cash	(7)	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,801)	1,648
Cash, cash equivalents and restricted cash, beginning of period	2,065	387
Cash, cash equivalents and restricted cash, end of period	264	2,035
Less: Cash, cash equivalents and restricted cash of discontinued operations, end of period	—	404
Cash, cash equivalents and restricted cash of discontinued operations, end of period	$264	$1,631
Supplemental disclosure of cash flow information
Leased assets obtained in exchange for new operating lease liabilities	$140	$188
Leased assets obtained in exchange for new finance lease liabilities	54	9
Cash paid for interest	195	209
Cash paid for income taxes	74	3
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Series A Preferred Stock		Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total XPO Stockholders' Equity	Non-controlling Interests	Total Equity
Balance as of June 30, 2021	—	$—	111,726	$—	$1,971	$1,139	$(183)	$2,927	$40	$2,967
Net loss	—	—	—	—	—	(57)	—	(57)	—	(57)
Other comprehensive loss	—	—	—	—	—	—	(22)	(22)	—	(22)
Spin-off of GXO	—	—	—	—	(1,199)	(1,161)	126	(2,234)	(40)	(2,274)
Exercise and vesting of stock compensation awards	—	—	72	—	2	—	—	2	—	2
Tax withholdings related to vesting of stock compensation awards	—	—	—	—	(3)	—	—	(3)	—	(3)
Issuance of common stock	—	—	2,875	—	384	—	—	384	—	384
Stock compensation expense	—	—	—	—	19	—	—	19	—	19
Balance as of September 30, 2021	—	$—	114,673	$—	$1,174	$(79)	$(79)	$1,016	$—	$1,016

	Series A Preferred Stock		Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total XPO Stockholders' Equity	Non-controlling Interests	Total Equity
Balance as of December 31, 2020	1	$1	102,052	$—	$1,998	$868	$(158)	$2,709	$140	$2,849
Net income	—	—	—	—	—	214	—	214	5	219
Other comprehensive loss	—	—	—	—	—	—	(47)	(47)	(2)	(49)
Spin-off of GXO	—	—	—	—	(1,199)	(1,161)	126	(2,234)	(40)	(2,274)
Exercise and vesting of stock compensation awards	—	—	386	—	2	—	—	2	—	2
Tax withholdings related to vesting of stock compensation awards	—	—	—	—	(25)	—	—	(25)	—	(25)
Issuance of common stock	—	—	2,875	—	384	—	—	384	—	384
Conversion of preferred stock to common stock	(1)	(1)	145	—	1	—	—	—	—	—
Purchase of noncontrolling interests	—	—	—	—	(34)	—	—	(34)	(100)	(134)
Dividend declared	—	—	—	—	—	—	—	—	(3)	(3)
Exercise of warrants	—	—	9,215	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	44	—	—	44	—	44
Other	—	—	—	—	3	—	—	3	—	3
Balance as of September 30, 2021	—	$—	114,673	$—	$1,174	$(79)	$(79)	$1,016	$—	$1,016

XPO Logistics, Inc.
Condensed Consolidated Statements of Changes in Equity (continued)
(Unaudited)

	Series A Preferred Stock		Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total XPO Stockholders' Equity	Non-controlling Interests	Total Equity
Balance as of June 30, 2020	72	$41	91,322	$—	$1,963	$672	$(192)	$2,484	$150	$2,634
Net income	—	—	—	—	—	93	—	93	5	98
Other comprehensive income	—	—	—	—	—	—	63	63	5	68
Exercise and vesting of stock compensation awards	—	—	39	—	—	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	—	—	(3)	—	—	(3)	—	(3)
Purchase of noncontrolling interests	—	—	—	—	(1)	—	—	(1)	(20)	(21)
Dividend declared	—	—	—	—	—	—	—	—	(4)	(4)
Stock compensation expense	—	—	—	—	10	—	—	10	—	10
Other	—	—	—	—	2	1	—	3	—	3
Balance as of September 30, 2020	72	$41	91,361	$—	$1,971	$766	$(129)	$2,649	$136	$2,785

	Series A Preferred Stock		Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total XPO Stockholders' Equity	Non-controlling Interests	Total Equity
Balance as of December 31, 2019	72	$41	92,342	$—	$2,061	$786	$(145)	$2,743	$153	$2,896
Net income (loss)	—	—	—	—	—	(15)	—	(15)	4	(11)
Other comprehensive income	—	—	—	—	—	—	16	16	3	19
Exercise and vesting of stock compensation awards	—	—	672	—	—	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	—	—	(21)	—	—	(21)	—	(21)
Purchase of noncontrolling interests	—	—	—	—	(1)	—	—	(1)	(20)	(21)
Retirement of common stock	—	—	(1,715)	—	(114)	—	—	(114)	—	(114)
Dividend declared	—	—	—	—	—	(2)	—	(2)	(4)	(6)
Stock compensation expense	—	—	—	—	42	—	—	42	—	42
Adoption of new accounting standard and other	—	—	62	—	4	(3)	—	1	—	1
Balance as of September 30, 2020	72	$41	91,361	$—	$1,971	$766	$(129)	$2,649	$136	$2,785
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization, Description of Business and Basis of Presentation
XPO Logistics, Inc., together with its subsidiaries (“XPO” or “we”), is a leading provider of freight transportation services, primarily less-than-truckload (“LTL”) and truck brokerage services. We use our proprietary technology to move goods efficiently through our customers’ supply chains. See Note 3—Segment Reporting for additional information on our operations.
On August 2, 2021, we completed the previously announced spin-off of our Logistics segment in a transaction intended to qualify as tax-free to our stockholders for U.S. federal income tax purposes, which was accomplished by the distribution of 100% of the outstanding common stock of GXO Logistics, Inc. (“GXO”) to XPO stockholders. XPO stockholders received one share of GXO common stock for every share of XPO common stock held at the close of business on July 23, 2021, the record date for the distribution. XPO does not beneficially own any shares of GXO’s common stock following the spin-off. GXO is an independent public company trading under the symbol “GXO” on the New York Stock Exchange.
The historical results of operations and the financial position of our Logistics segment for periods prior to the spin-off are presented as discontinued operations in these Condensed Consolidated Financial Statements. For information on our discontinued operations, see Note 2—Discontinued Operations.
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
The Condensed Consolidated Financial Statements are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair presentation of the financial condition, operating results and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
Reclassifications
Following the spin-off, we adopted a new format for our Condensed Consolidated Statements of Income (Loss) to separately present depreciation and amortization expense, transaction and integration costs and restructuring costs from other operating expenses. We have recast prior period amounts to conform to the current period’s presentation.
Restricted Cash
As of September 30, 2021 and December 31, 2020, our restricted cash included in Other long-term assets on our Condensed Consolidated Balance Sheets was $10 million and $11 million, respectively.
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
Our European business participates in a trade receivables securitization program co-arranged by two European banks (the “Purchasers”). Under the program, a wholly-owned bankruptcy-remote special purpose entity of XPO sells trade receivables that originate with wholly-owned subsidiaries in the United Kingdom and France to unaffiliated entities managed by the Purchasers. The special purpose entity is a variable interest entity and is consolidated by XPO based on our control of the entity’s activities. The program expires in July 2024.
We account for transfers under our securitization and factoring arrangements as sales because we sell full title and ownership in the underlying receivables and control of the receivables is considered transferred. For these transfers, the receivables are removed from our Condensed Consolidated Balance Sheets at the date of transfer. The fair value of any servicing assets and liabilities is immaterial. Our trade receivables securitization program permits us to borrow, on an unsecured basis, cash collected in a servicing capacity on previously sold receivables, which we report within short-term debt on our Condensed Consolidated Balance Sheets. We had no such borrowings outstanding as of September 30, 2021 and had borrowings of €20 million ($24 million) as of December 31, 2020. See Note 7—Debt for additional information on these borrowings.
The maximum amount of net cash proceeds available at any one time under the securitization program, inclusive of any unsecured borrowings, is €200 million (approximately $232 million as of September 30, 2021). Prior to July 2021, when the securitization program was amended in connection with the spin-off, the maximum amount available was €400 million. As of September 30, 2021, €19 million (approximately $22 million) was available under the program, subject to having sufficient receivables available to sell and with consideration to amounts previously purchased. The weighted average interest rate was 0.59% as of September 30, 2021. Charges for commitment fees, which are based on a percentage of available amounts, and charges for administrative fees were not material to our results of operations for the three and nine months ended September 30, 2021 and 2020.
Information related to the trade receivables sold was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Securitization programs
Receivables sold in period	$504	$355	$1,259	$1,008
Cash consideration	504	355	1,259	1,008

Factoring programs
Receivables sold in period	17	17	46	58
Cash consideration	17	16	46	57
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
We base our fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and current maturities of long-term debt approximated their fair values as of September 30, 2021 and December 31, 2020 due to their short-term nature and/or being receivable or payable on demand. The Level 1 cash equivalents include money market funds valued using quoted prices in active markets and a cash deposit for securitization program. For information on the fair value hierarchy of our derivative instruments, see Note 6—Derivative Instruments and for information on financial liabilities, see Note 7—Debt.

The fair value hierarchy of cash equivalents was as follows:

(In millions)	Carrying Value	Fair Value	Level 1
September 30, 2021	$159	$159	$159
December 31, 2020	1,685	1,685	1,685
The decrease in cash equivalents from December 31, 2020 was primarily due to the redemption of our senior notes due 2023 and 2024 in the third quarter of 2021, the redemption of our senior notes due 2022 in January 2021, and the repayment of borrowings under our revolving loan credit agreement (the “ABL Facility”). For further information, see Note 7—Debt.
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
2. Discontinued Operations
As discussed above, on August 2, 2021, we completed the spin-off of our Logistics segment. In July 2021, GXO completed a debt offering and used the net proceeds to fund a cash payment from GXO to XPO of $794 million, which we used to repay a portion of our outstanding borrowings. For further information, see Note 7—Debt. During the three and nine months ended September 30, 2021, we incurred approximately $68 million and $111 million, respectively, of costs related to the spin-off, of which $57 million and $96 million, respectively, are reflected within income (loss) from discontinued operations in our Condensed Consolidated Statements of Income (Loss).

The following table summarizes the assets and liabilities from discontinued operations of GXO:

December 31,
(In millions)	2020
Cash and cash equivalents	$323
Accounts receivable, net	1,212
Other current assets	129
Total current assets of discontinued operations	1,664
Property and equipment, net	770
Operating lease assets	1,434
Goodwill	2,063
Identifiable intangible assets, net	299
Other long-term assets	100
Total long-term assets of discontinued operations	4,666
Accounts payable	408
Accrued expenses	770
Short-term borrowings and current finance lease liabilities	57
Short-term operating lease liabilities	332
Other current liabilities	161
Total current liabilities of discontinued operations	1,728
Long-term debt and finance lease liabilities	129
Deferred tax liability	85
Long-term operating lease liabilities	1,099
Other long-term liabilities	117
Total long-term liabilities of discontinued operations	$1,430
Prior to the spin-off of GXO, the U.K. pension plan was sold to a GXO entity and GXO paid approximately £26 million (approximately $34 million) to XPO, which represented the value of the net assets at the date of the sale. In connection with this transaction, approximately $82 million of accumulated other comprehensive income, net of tax, was transferred to GXO.

The following table summarizes the financial results from discontinued operations of GXO:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Revenue	$651	$1,580	$4,350	$4,421
Direct operating expense	544	1,295	3,614	3,679
Sales, general and administrative expense	53	124	363	383
Depreciation and amortization expense	26	75	185	222
Transaction and other operating costs	59	2	101	49
Operating income (loss)	(31)	84	87	88
Other income	(4)	(10)	(27)	(28)
Interest expense	3	4	12	13
Income (loss) from discontinued operations before income tax provision	(30)	90	102	103
Income tax provision	48	29	80	35
Net income (loss) from discontinued operations, net of taxes	(78)	61	22	68
Net income from discontinued operations attributable to noncontrolling interests	—	(5)	(5)	(7)
Net income (loss) from discontinued operations attributable to GXO	$(78)	$56	$17	$61
In connection with the spin-off, we entered into a separation and distribution agreement as well as various other agreements with GXO that provide a framework for the relationships between the parties going forward, including, among others, an employee matters agreement, a tax matters agreement, an intellectual property license agreement and a transition services agreement, through which XPO will continue to provide certain services for a period of time specified in the applicable agreement to GXO following the spin-off. The impact of these services on the condensed consolidated financial statements was immaterial. Additionally, in accordance with these agreements, GXO has agreed to indemnify XPO for certain payments XPO makes with respect to certain self-insurance matters that were incurred by GXO prior to the spin-off and remain obligations of XPO. The receivable and reserve for these matters was approximately $25 million and $24 million, respectively, as of September 30, 2021.
3. Segment Reporting
In connection with the spin-off of the logistics business, we revised our reportable segments to reflect how our chief operating decision maker (“CODM”) makes decisions related to resource allocation and segment performance. Prior to the spin-off, we had two reportable segments: Transportation and Logistics. Following the spin-off, we have two reportable segments: (i) North American LTL and (ii) Brokerage and Other Services.
In our North American LTL segment we provide our customers with geographic density and day-definite regional, inter-regional and transcontinental LTL freight services. Our services include cross-border U.S. service to and from Mexico and Canada, as well as intra-Canada service.
In our Brokerage and Other Services segment, shippers create the truckload demand and we place their freight with qualified carriers, pricing our service on either a spot or contract basis.
Our Brokerage and Other Services segment also includes last mile logistics for heavy goods sold through e-commerce, omnichannel retail and direct-to-consumer channels. Several other non-core brokered freight transportation modes are included in our Brokerage and Other Services segment, as well as our European transportation offerings.

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
Our CODM regularly reviews financial information at the operating segment level to allocate resources to the segments and to assess their performance. We include items directly attributable to a segment, and those that can be allocated on a reasonable basis, in segment results reported to the CODM. We do not provide asset information by segment to the CODM. During the third quarter of 2021, our CODM began evaluating segment profit (loss) based on adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), which we define as income (loss) from continuing operations before interest expense, income tax, depreciation and amortization expense, transaction and integration costs, restructuring costs and other adjustments. Prior to the change in our reporting segments in the third quarter of 2021, our CODM used operating income as the measure of segment profit (loss). Prior period segment disclosures have been recast to conform to the current period presentation.
Selected financial data for our segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Revenue
North American LTL	$1,071	$933	$3,114	$2,623
Brokerage and Other Services	2,261	1,778	6,493	4,738
Eliminations	(62)	(36)	(162)	(100)
Total	$3,270	$2,675	$9,445	$7,261

Adjusted EBITDA
North American LTL	$222	$238	$694	$562
Brokerage and Other Services	131	90	386	159
Corporate	(46)	(60)	(164)	(163)
Total adjusted EBITDA	307	268	916	558
Debt extinguishment loss	46	—	54	—
Interest expense	53	81	176	226
Income tax provision (benefit)	11	31	60	(36)
Depreciation and amortization expense	118	119	357	351
Unrealized (gain) loss on foreign currency option and forward contracts	—	—	1	(1)
Litigation settlements	29	—	29	—
Transaction and integration costs	15	—	26	66
Restructuring costs	14	—	16	31
Income (loss) from continuing operations	$21	$37	$197	$(79)

Depreciation and amortization expense
North American LTL	$57	$55	$169	$169
Brokerage and Other Services	60	59	180	168
Corporate	1	5	8	14
Total	$118	$119	$357	$351

4. Revenue Recognition
Disaggregation of Revenues
We disaggregate our revenue by geographic area and service offering. Our revenue disaggregated by geographical area, based on sales office location, was as follows:

	Three Months Ended September 30, 2021
(In millions)	North American LTL	Brokerage and Other Services	Eliminations	Total
Revenue
United States	$1,049	$1,384	$(62)	$2,371
North America (excluding United States)	22	73	—	95
France	—	330	—	330
United Kingdom	—	224	—	224
Europe (excluding France and United Kingdom)	—	199	—	199
Other	—	51	—	51
Total	$1,071	$2,261	$(62)	$3,270

	Three Months Ended September 30, 2020
(In millions)	North American LTL	Brokerage and Other Services	Eliminations	Total
Revenue
United States	$913	$1,026	$(36)	$1,903
North America (excluding United States)	20	57	—	77
France	—	317	—	317
United Kingdom	—	176	—	176
Europe (excluding France and United Kingdom)	—	194	—	194
Other	—	8	—	8
Total	$933	$1,778	$(36)	$2,675

	Nine Months Ended September 30, 2021
(In millions)	North American LTL	Brokerage and Other Services	Eliminations	Total
Revenue
United States	$3,046	$3,881	$(162)	$6,765
North America (excluding United States)	68	212	—	280
France	—	1,024	—	1,024
United Kingdom	—	655	—	655
Europe (excluding France and United Kingdom)	—	627	—	627
Other	—	94	—	94
Total	$3,114	$6,493	$(162)	$9,445

	Nine Months Ended September 30, 2020
(In millions)	North American LTL	Brokerage and Other Services	Eliminations	Total
Revenue
United States	$2,565	$2,645	$(100)	$5,110
North America (excluding United States)	58	161	—	219
France	—	883	—	883
United Kingdom	—	483	—	483
Europe (excluding France and United Kingdom)	—	528	—	528
Other	—	38	—	38
Total	$2,623	$4,738	$(100)	$7,261
Our revenue disaggregated by service offering was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
North America
LTL (1)	$1,091	$941	$3,165	$2,652
Truck Brokerage	700	432	1,903	1,062
Last Mile	250	243	765	662
Other Brokerage (2)	547	413	1,486	1,108
Total North America	2,588	2,029	7,319	5,484
Europe	757	687	2,311	1,894
Eliminations	(75)	(41)	(185)	(117)
Total Revenue	$3,270	$2,675	$9,445	$7,261
(1)    LTL revenue is before intercompany eliminations and includes revenue from our trailer manufacturing business.
(2)    Other brokerage includes intermodal and drayage, expedite, freight forwarding and managed transportation services.
Performance Obligations
Remaining performance obligations represent firm contracts for which services have not been performed and future revenue recognition is expected. As permitted in determining the remaining performance obligation, we omit obligations that: (i) have original expected durations of one year or less or (ii) contain variable consideration. On September 30, 2021, the fixed consideration component of our remaining performance obligation was approximately $135 million, and we expect approximately 84% of that amount to be recognized over the next three years and the remainder thereafter. We estimate remaining performance obligations at a point in time and actual amounts may differ from these estimates due to changes in foreign currency exchange rates and contract revisions or terminations.
5. Restructuring Charges
We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure, including actions in connection with our spin-off and in response to COVID-19. These actions generally include severance and facility-related costs, including impairment of right-of-use assets, and are intended to improve our efficiency and profitability.

Our restructuring-related activity was as follows:

		Nine Months Ended September 30, 2021
(In millions)	Reserve Balance as of December 31, 2020	Charges Incurred	Payments	Reversals	Foreign Exchange and Other	Reserve Balance as of September 30, 2021
Severance
North American LTL	$—	$—	$—	$—	$—	$—
Brokerage and Other Services	7	9	(9)	—	1	8
Corporate	1	7	(1)	—	(2)	5
Total severance	8	16	(10)	—	(1)	13
Facilities
Brokerage and Other Services	5	—	(2)	—	1	4
Total facilities	5	—	(2)	—	1	4
Total	$13	$16	$(12)	$—	$—	$17
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
The fair value of our derivative instruments and the related notional amounts were as follows:

	September 30, 2021
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges
Cross-currency swap agreements	$362	Other current assets	$—	Other current liabilities	$(10)
Cross-currency swap agreements	120	Other long-term assets	—	Other long-term liabilities	(2)
Interest rate swaps	2,003	Other current assets	—	Other current liabilities	—
Total			$—		$(12)

	December 31, 2020
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges
Cross-currency swap agreements	$450	Other current assets	$—	Other current liabilities	$(44)
Cross-currency swap agreements	740	Other long-term assets	—	Other long-term liabilities	(65)
Interest rate swaps	2,003	Other current assets	—	Other current liabilities	(4)
Total			$—		$(113)
The derivatives are classified as Level 2 within the fair value hierarchy. The derivatives are valued using inputs other than quoted prices such as foreign exchange rates and yield curves.
The effect of derivative and nonderivative instruments designated as hedges on our Condensed Consolidated Statements of Income (Loss) was as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives		Amount of Gain (Loss) Reclassified from AOCI into Net Income (Loss)		Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,
(In millions)	2021	2020	2021	2020	2021	2020
Derivatives designated as cash flow hedges
Cross-currency swap agreements	$—	$(9)	$3	$(8)	$—	$—
Derivatives designated as net investment hedges
Cross-currency swap agreements	41	(48)	—	—	1	4
Total	$41	$(57)	$3	$(8)	$1	$4

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives		Amount of Gain (Loss) Reclassified from AOCI into Net Income (Loss)		Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020	2021	2020
Derivatives designated as cash flow hedges
Cross-currency swap agreements	$4	$(4)	$7	$(8)	$—	$—
Interest rate swaps	—	(5)	—	—	—	—
Derivatives designated as net investment hedges
Cross-currency swap agreements	76	(29)	—	—	6	8
Total	$80	$(38)	$7	$(8)	$6	$8
The pre-tax gain (loss) recognized in earnings for foreign currency option and forward contracts not designated as hedging instruments was a loss of $1 million for the nine months ended September 30, 2021 and a loss of $1 million and a gain of $1 million for the three and nine months ended September 30, 2020, respectively. There were no gains or losses related to these contracts for the three months ended September 30, 2021. These amounts are recorded in Foreign currency (gain) loss on our Condensed Consolidated Statements of Income (Loss).
Cross-Currency Swap Agreements
We enter into cross-currency swap agreements to manage the foreign currency exchange risk related to our international operations by effectively converting our fixed-rate USD-denominated debt, including the associated interest payments, to fixed-rate, euro (“EUR”)-denominated debt. The risk management objective of these transactions is to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies and reduce the variability in the functional currency equivalent cash flows of this debt. In the third quarter of 2021, in preparation for the spin, we novated (or transferred) cross-currency swaps with a fair value of approximately $28 million to GXO, as well as the associated amounts in Accumulated other comprehensive income (“AOCI”).
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
We designated these cross-currency swaps as qualifying hedging instruments and account for them as net investment hedges. We apply the simplified method of assessing the effectiveness of our net investment hedging relationships. Under this method, for each reporting period, the change in the fair value of the cross-currency swaps is initially recognized in AOCI. The change in the fair value due to foreign exchange remains in AOCI and the initial component excluded from effectiveness testing will initially remain in AOCI and then will be reclassified from AOCI to Interest expense each period in a systematic manner. For net investment hedges that were de-designated prior to their maturity, the amounts in AOCI will remain in AOCI until the subsidiary is sold or substantially liquidated. Cash flows related to the periodic exchange of interest payments for these net investment hedges are included in Cash flows from operating activities of continuing operations on our Condensed Consolidated Statements of Cash Flows.
Prior to the spin, we entered into cross-currency swap agreements to manage the related foreign currency exposure from intercompany loans. We designated these cross-currency swaps as qualifying hedging instruments and accounted for them as cash flow hedges. Gains and losses resulting from the change in the fair value of the cross-currency swaps was initially recognized in AOCI and reclassified to Foreign currency (gain) loss to offset the foreign exchange impact in earnings created by settling intercompany loans. Cash flows related to these cash flow hedges was included in Cash flows from operating activities of continuing operations on our Condensed Consolidated Statements of Cash Flows.
Interest Rate Hedging
We execute short-term interest rate swaps to mitigate variability in forecasted interest payments on our Senior Secured Term Loan Credit Agreement (the “Term Loan Credit Agreement”). The interest rate swaps convert floating-rate interest payments into fixed rate interest payments. We designated the interest rate swaps as qualifying hedging instruments and account for these derivatives as cash flow hedges. The interest rate swaps mature in the fourth quarter of 2021.
We record gains and losses resulting from fair value adjustments to the designated portion of interest rate swaps in AOCI and reclassify them to Interest expense on the dates that interest payments accrue. Cash flows related to the interest rate swaps are included in Cash flows from operating activities of continuing operations on our Condensed Consolidated Statements of Cash Flows.
Foreign Currency Option and Forward Contracts
We use foreign currency option contracts to mitigate the risk of a reduction in the value of earnings from our operations that use the EUR or the British pound sterling as their functional currency. Additionally, we use foreign currency forward contracts to mitigate exposure from intercompany loans that are not designated as permanent and can create volatility in earnings. Generally, the foreign currency contracts (both option and forward contracts) are not designated as qualifying hedging instruments. The contracts are used to manage our exposure to foreign currency exchange rate fluctuations and are not speculative. The contracts generally expire in 12 months or less. We had no outstanding contracts as of September 30, 2021 and December 31, 2020. Gains or losses on the contracts are recorded in Foreign currency (gain) loss on our Condensed Consolidated Statements of Income (Loss). Cash flows related to the foreign currency contracts are included in Cash flows from investing activities of continuing operations on our Condensed Consolidated Statements of Cash Flows, consistent with the nature and purpose for which these derivatives were acquired.

7. Debt

	September 30, 2021		December 31, 2020
(In millions)	Principal Balance	Carrying Value	Principal Balance	Carrying Value
ABL facility	$—	$—	$200	$200
Term loan facilities	2,003	1,975	2,003	1,974
6.50% Senior notes due 2022	—	—	1,200	1,195
6.125% Senior notes due 2023	—	—	535	531
6.75% Senior notes due 2024	—	—	1,000	989
6.25% Senior notes due 2025	1,150	1,140	1,150	1,138
6.70% Senior debentures due 2034	300	213	300	210
Borrowings related to securitization program	—	—	24	24
Finance leases, asset financing and other	243	243	260	260
Total debt	3,696	3,571	6,672	6,521
Short-term borrowings and current maturities of long-term debt	56	56	1,286	1,281
Long-term debt	$3,640	$3,515	$5,386	$5,240

The fair value of our debt and classification in the fair value hierarchy was as follows:

(In millions)	Fair Value	Level 1	Level 2
September 30, 2021	$3,825	$1,582	$2,243
December 31, 2020	6,908	4,429	2,479
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
As of September 30, 2021, our borrowing base was $1.0 billion and our availability under our ABL Facility was $993 million after considering outstanding letters of credit on the ABL Facility of $7 million. As of September 30, 2021, we were in compliance with the ABL Facility’s financial covenants.
Letters of Credit Facility
Under our Senior Secured Term Loan Credit Agreement, we have a $200 million uncommitted secured evergreen letter of credit facility, under which we have issued $198 million in aggregate face amount of letters of credit as of September 30, 2021. As of September 30, 2021, we were in compliance with the financial covenants in the Senior Secured Term Loan Agreement.

Term Loan Facilities
In the first quarter of 2021, we amended the Term Loan Credit Agreement to consolidate our tranches and lower the interest rate. The applicable terms of the Term Loan Credit Agreement are as follows:

		December 31, 2020
(In millions)	September 30, 2021	First Tranche	Second Tranche
Principal balance	$2,003	$1,503	$500
Interest spread:
Base rate loans	0.75%	1.00%	1.50%
LIBOR loans	1.75%	2.00%	2.50%
Maturity date	February 2025	February 2025	February 2025
We recorded a debt extinguishment loss of $3 million in the first nine months of 2021 due to this amendment.
The interest rate on our term loan facility was 1.83% as of September 30, 2021.
Senior Notes Due 2023 and 2024
In the third quarter of 2021, we redeemed our outstanding 6.125% senior notes due 2023 (“Senior Notes due 2023”) and our outstanding 6.75% senior notes due 2024 (“Senior Notes due 2024”). The redemption price for the Senior Notes due 2023 was 100.0% of the principal amount, plus accrued and unpaid interest and the redemption price for the Senior Notes due 2024 was 103.375% of the principle amount, plus accrued and unpaid interest. We paid for the redemption using cash received from GXO of approximately $794 million, proceeds from an equity offering described in Note 8—Stockholders’ Equity and available cash. We recorded debt extinguishment losses in the third quarter of 2021 of $3 million and $43 million related to the redemption of the Senior Notes due 2023 and Senior Notes due 2024, respectively.
Senior Notes Due 2022
In January 2021, we redeemed our outstanding 6.50% senior notes due 2022. The redemption price for the notes was 100.0% of the principal amount, plus accrued and unpaid interest. We paid for the redemption with available cash. We recorded a debt extinguishment loss of $5 million in the first nine months of 2021 due to this redemption.
Senior Notes Due 2025
In the second quarter of 2020, we completed private placements of $1.15 billion aggregate principal amount of senior notes due 2025. Net proceeds from the notes were initially invested in cash and cash equivalents and were subsequently used to redeem our outstanding senior notes due 2022 in January 2021.
8. Stockholders’ Equity
Share Issuance
In July 2021, we completed a registered underwritten offering of 5.0 million shares of our common stock at a public offering price of $138.00 per share, plus an additional 750,000 shares of our common stock through an option granted to underwriters. Of the 5.0 million shares, we offered 2.5 million shares directly and 2.5 million shares were offered by Jacobs Private Equity, LLC (“JPE”). The additional 750,000 purchased shares were also split equally between us and JPE. We received approximately $384 million of proceeds, net of fees and expenses, from the sale of the shares and used them to repay a portion of our outstanding borrowings and for general corporate purposes. XPO did not receive any proceeds from the sale of shares by JPE.
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
In December 2020, some holders of our convertible preferred stock exchanged their holdings for a combination of our common stock, based on the stated conversion price, and a lump-sum payment that represents an approximation of the net present value of the future dividends payable on the preferred stock. Additionally, some holders of our warrants exchanged (or committed to exchange subject to the satisfaction of certain customary closing conditions) their holdings, including JPE, an entity controlled by the Company’s chairman and chief executive officer, for a number of shares of our common stock equal to the number of shares of common stock that such holder would be entitled to receive upon an exercise of the warrants less the number of shares of common stock that have an approximate value equal to the exercise price of the warrants. With respect to the preferred stock, through December 31, 2020, 69,445 shares were exchanged, and we issued 9.9 million shares of common stock and paid $22 million of cash. With respect to the warrants, through December 31, 2020, 0.3 million warrants were exchanged, and we issued 0.3 million shares of common stock. In the first quarter of 2021, 975 preferred shares were exchanged, and we issued 0.1 million shares of common stock. In the second quarter of 2021, the remaining 40 preferred shares were exchanged, and we issued 5,714 shares of common stock. With respect to the warrants, in the first quarter of 2021, 9.8 million warrants were exchanged, and we issued 9.2 million shares of common stock. These exchanges were intended to simplify our equity capital structure, including in contemplation of the spin-off of our Logistics segment. As of September 30, 2021, there were no shares of preferred stock or warrants outstanding.
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
In the first quarter of 2020, we purchased and retired 2 million shares at an aggregate value of $114 million. The share purchases were funded by our available cash and proceeds from our 2019 debt offerings. There have been no share repurchases since the first quarter of 2020. Our remaining share repurchase authorization was $503 million as of September 30, 2021.
9. Earnings (Loss) per Share
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
The computations of basic and diluted earnings (loss) per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2021	2020	2021	2020
Basic earnings (loss) per common share
Income (loss) from continuing operations	$21	$37	$197	$(79)
Net loss from continuing operations attributable to noncontrolling interests	—	—	—	3
Net income (loss) from continuing operations attributable to XPO	21	37	197	(76)
Series A preferred stock dividends	—	—	—	(2)
Non-cash allocation of undistributed earnings	—	(9)	—	—
Net income (loss) from continuing operations attributable to common shares	$21	$28	$197	$(78)

Income (loss) from discontinued operations, net of taxes	$(78)	$61	$22	$68
Net income from discontinued operations attributable to noncontrolling interests	—	(5)	(5)	(7)
Net income (loss) from discontinued operations attributable to common shares	$(78)	$56	$17	$61

Net income (loss) from continuing operations attributable to common shares, basic	$21	$28	$197	$(78)
Net income (loss) from discontinued operations attributable to common shares, basic	(78)	56	17	61
Net income (loss) attributable to common shares, basic	$(57)	$84	$214	$(17)

Basic weighted-average common shares	115	91	111	91

Basic earnings (loss) from continuing operations per share	$0.19	$0.30	$1.78	$(0.86)
Basic earnings (loss) from discontinued operations per share	(0.69)	0.63	0.15	0.68
Basic earnings (loss) per share	$(0.50)	$0.93	$1.93	$(0.18)

Diluted earnings (loss) per common share
Net income (loss) from continuing operations attributable to common shares, diluted	$21	$28	$197	$(78)
Net income (loss) from discontinued operations attributable to common shares, diluted	(78)	56	17	61
Net income (loss) attributable to common shares, diluted	$(57)	$84	$214	$(17)

Basic weighted-average common shares	115	91	111	91
Dilutive effect of stock-based awards and warrants	1	11	3	—
Diluted weighted-average common shares	116	102	114	91

Diluted earnings (loss) from continuing operations per share	$0.19	$0.27	$1.73	$(0.86)
Diluted earnings (loss) from discontinued operations per share	(0.68)	0.56	0.14	0.68
Diluted earnings (loss) per share	$(0.49)	$0.83	$1.87	$(0.18)

Potential common shares excluded	—	10	—	21
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
Intermodal Drayage Classification Claims
Certain of our intermodal drayage subsidiaries are defendants in class action litigations brought by independent contract carriers in California who contracted with these subsidiaries. In these cases, the contract carriers assert that they should be classified as employees, rather than independent contractors. In two related cases pending in Federal District Court in Los Angeles, Alvarez v. XPO Logistics Cartage, LLC and Arrellano v. XPO Port Services, Inc., the Court has certified classes beginning in April 2016 and March 2013, respectively. Plaintiffs allege that defendants exercised an impermissible degree of control over plaintiffs’ operations through the terms of the parties’ contracts and defendants’ policies, including enforcement of requirements imposed on motor carriers by state and federal law. The particular claims asserted vary from case to case but generally include claims that, should the contract carriers be determined to be employees, they would be entitled to reimbursement for unpaid wages and/or minimum wage, unpaid wages for missed meal and rest periods, reimbursement of certain of the contract carriers’ business expenses (including fuel and insurance related costs), Labor Code penalties under California’s Private Attorneys General Act, and attorneys’ fees and costs associated with bringing the action. Defendants mounted a vigorous defense on the merits of plaintiffs’ claims, including as to whether the plaintiffs met the applicable test for the threshold issue of employment classification. Trial in both cases was scheduled to begin September 7, 2021.
In August 2021, the parties held a mediation at which a tentative settlement was reached in both actions. Subject to the Court’s approval, we have agreed to pay the plaintiff class in the Alvarez case a total of $20 million, which includes all attorneys’ fees and other costs. We have agreed to pay the plaintiff class in the Arrellano case a total of $9.5 million, which includes all attorneys’ fees and other costs. We accrued the full amount of both settlements in the third quarter of 2021. Under the terms of both settlement agreements, we do not have to reclassify our contractors as employees and the plaintiff classes have agreed to release us from all liability from the inception of each respective class period through December 31, 2021. All parties involved have agreed to dismiss all claims and counterclaims with prejudice, and the settlement agreements do not contain any admission of liability, wrongdoing or responsibility by any of the parties. The Court granted preliminary approval of the settlements on October 8, 2021, and a final approval hearing is scheduled for January 10, 2022.
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
Insurance Contribution Litigation
In April 2012, Allianz Global Risks US Insurance Company sued eighteen insurance companies in a case captioned Allianz Global Risks US Ins. Co. v. ACE Property & Casualty Ins. Co., et al., Multnomah County Circuit Court (Case No. 1204-04552). Allianz sought contribution on environmental and product liability claims that Allianz agreed to defend and indemnify on behalf of its insured, Daimler Trucks North America (“DTNA”). Defendants had insured Freightliner’s assets, which DTNA acquired in 1981. Con-way, Freightliner’s former parent company, intervened. We acquired Con-way in 2015. Con-way and Freightliner had self-insured under fronting agreements with defendant insurers ACE, Westport, and General. Under those agreements, Con-way agreed to indemnify the fronting carriers for damages assessed under the fronting policies. After a seven-week jury trial in 2014, the jury found that Con-way and the fronting insurers never intended that the insurers defend or indemnify any claims against Freightliner. In June 2015, Allianz appealed to the Oregon Court of Appeals. In May 2019, the Oregon Court of Appeals upheld the jury verdict. In September 2019, Allianz appealed to the Oregon Supreme Court. In March 2021, the Oregon Supreme Court reversed the jury verdict, holding that it was an error to allow the jury to decide how the parties intended the fronting policies to operate, and also holding that the trial court improperly instructed the jury concerning one of the pollution exclusions at issue. In July of 2021, the matter was remanded to the trial court for further proceedings consistent with the Oregon Supreme Court’s decision. There is no date yet set for the next stages of the proceeding, which are anticipated to involve cross-motions for summary judgment concerning the interpretation of certain of the fronting policies, followed by a jury trial on the pollution exclusion, then a bench trial on allocation of defense costs among the subject insurance policies. As any losses that may arise from this matter are not reasonably estimable at this time, no liability has been accrued in the accompanying interim consolidated financial statements.

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
Executive Summary
XPO Logistics, Inc., a Delaware corporation, together with its subsidiaries (“XPO,” or “we”), is a leading provider of freight transportation services, primarily less-than-truckload (“LTL”) and truck brokerage services. We use our proprietary technology to move goods efficiently through our customers’ supply chains. Our two core lines of business, LTL and truck brokerage, generated the vast majority of our 2020 revenue and operating income.
Our company has two reportable segments — (i) North American LTL and (ii) Brokerage and Other Services — and within each segment, we are a top-three provider in vast, fragmented transportation sectors with growing penetration. As of September 30, 2021, we had approximately 42,000 employees and 756 locations in 20 countries serving over 50,000 multinational, national, regional and local customers. In addition to our scale, we believe that our outsized exposure to secular industry growth trends, our first-mover advantage as an innovator and our blue-chip customer relationships are compelling competitive advantages.
On August 2, 2021, we completed the previously announced spin-off of our Logistics segment in a transaction intended to qualify as tax-free to our stockholders for U.S. federal income tax purposes, which was accomplished by the distribution of 100% of the outstanding common stock of GXO Logistics, Inc. (“GXO”) to XPO stockholders. XPO stockholders received one share of GXO common stock for every share of XPO common stock held at the close of business on July 23, 2021, the record date for the distribution. XPO does not beneficially own any shares of GXO’s common stock following the spin-off. GXO is an independent public company trading under the symbol “GXO” on the New York Stock Exchange.
The historical results of operations and the financial position of our Logistics segment for periods prior to the spin-off are presented as discontinued operations in these Condensed Consolidated Financial Statements. For information on our discontinued operations, see Note 2—Discontinued Operations.

During the three and nine months ended September 30, 2021, we incurred approximately $68 million and $111 million, respectively, of costs related to the spin-off, of which $57 million and $96 million, respectively, are reflected within income (loss) from discontinued operations in our Condensed Consolidated Statements of Income (Loss).
In connection with the spin-off, we entered into a separation and distribution agreement as well as various other agreements with GXO that provide a framework for the relationships between the parties going forward, including, among others, an employee matters agreement, a tax matters agreement, an intellectual property license agreement and a transition services agreement, through which XPO will continue to provide certain services for a period of time specified in the applicable agreement to GXO following the spin-off. The impact of these services on the condensed consolidated financial statements was immaterial.
On September 30, 2021, following the completion of spin-off-related and planned deleveraging activities, we had approximately $1.2 billion of total liquidity, including $254 million of cash and cash equivalents. For more information on the third quarter 2021 redemption of our 2023 and 2024 Senior Notes, see Note 7—Debt. We are committed to a target leverage of 1.0x to 2.0x by the first half of 2023 as a key step in our process to achieve an investment-grade credit rating for XPO.
North American Less-Than-Truckload Segment
XPO is a top three provider of LTL services in North America — we have one of the industry’s largest asset-based networks of tractors, trailers, drivers and terminals, and approximately 8% share of the $42 billion market as of December 31, 2020. We provide our customers with geographic density and day-definite regional, inter-regional and transcontinental LTL freight services. Our services include cross-border U.S. freight movements to and from Mexico and Canada, as well as intra-Canada service.
We have relationships with over 25,000 LTL customers in North America, primarily local accounts, and we are further diversifying our base by selling our LTL services across more verticals. For the trailing 12 months ended September 30, 2021, we delivered approximately 13 million LTL shipments.
In addition to reliable national capacity, the other key factors driving our LTL growth and margin expansion are our proprietary technology and the industry’s favorable fundamentals — limited commoditization, rational pricing dynamics, rising industrial demand and the continued growth of e-commerce, which is driving smaller, more frequent shipments.
Specific to XPO, we believe that we have a significant opportunity to leverage our technology to improve LTL profitability beyond the sizable margin gains we have already achieved. We use intelligent route-building to move LTL freight across North America, and proprietary visualization tools to help reduce the cost of pickups and deliveries. Currently, we are developing software to improve our ability to price in a dynamic market, and are deploying our XPO Smart® tools in LTL yards and cross-dock operations to enhance productivity.
Brokerage and Other Services Segment
XPO is the third largest truck brokerage service provider in North America, and the second largest truck broker globally, with approximately 3% share of the $64 billion North American market as of December 31, 2020. Essentially, shippers create the truckload demand and we place their freight with qualified carriers, pricing our service on either a spot or contract basis. Our truck brokerage business has an agile, non-asset model and variable labor structure that generate high return on investment (“ROI”) and free cash flow conversion.
The key factors driving growth and margin expansion in our truck brokerage business are massive capacity, cutting-edge technology and favorable industry tailwinds. The demand for truckload capacity in the e-commerce and omnichannel retail sectors is growing rapidly. At the same time, more and more shippers are outsourcing to brokers and increasingly preferring brokers like XPO that offer digital capabilities.
As of September 30, 2021, we had approximately 91,000 independent carriers in our global brokerage network, giving us access to more than a million trucks on our XPO Connect® digital platform. This digital access to enormous capacity is a standout differentiator for our business. We believe that XPO Connect®, together with our brokerage pricing technology, can unlock incremental profitable growth well beyond our current levels.

Our Brokerage and Other Services segment also includes exposure to one of the fastest-growing brokerage subsectors —last mile logistics for heavy goods sold through e-commerce, omnichannel retail and direct-to-consumer channels. XPO is the largest provider of home delivery for heavy goods in North America.
Several other non-core brokered freight transportation modes are included in our Brokerage and Other Services segment, as well as our European service offering. In Europe, XPO is the No. 1 truck broker and the No. 1 LTL provider in France and Iberia (Spain / Portugal), and the No. 3 truck broker in the UK, where we have the largest single-owner LTL network.
Innovation and Sustainability
A decade after making our first technology investment in 2011, we are now reaping the benefits of more than $3 billion spent on technology, including innovating how goods move through supply chains. Our industry is evolving, and customers want to de-risk their supply chains with more automation and better visibility. We are well-positioned to satisfy these demands.
We use technology to increase our ROI and build our competitive differentiation, to serve our customers better and to make the most of the talent and assets within our organization. Our cloud-based platform speeds the deployment of new ways to increase efficiency, control costs and leverage our footprint. We concentrate our efforts on creating “smart” supply chains as the most meaningful way to create value for our shareholders and our customers.
Environmental sustainability is another significant priority for us. Our entire business model is based on transporting freight as efficiently as possible. This facilitates our ability to improve our carbon footprint over time by reducing empty miles, maintaining a modern fleet and training our drivers in eco-friendly techniques, among other initiatives.
In North America, XPO has been named a Top 75 Green Supply Chain Partner by Inbound Logistics for six consecutive years. We have made substantial investments in fuel-efficient Freightliner Cascadia tractors; these use EPA 2013-compliant and Greenhouse Gas 2014-compliant selective catalytic reduction (“SCR”) technology. Our LTL locations have energy-saving policies in place and are implementing a phased upgrade to LED lighting. Our Last Mile business is deploying electric box trucks in partnership with a client, supporting the client’s global climate initiatives.
Our modern road fleet in Europe is 98% compliant with Euro V, EEV and Euro VI standards. We also own over 250 natural gas trucks operating in France, the UK, Spain and Portugal, including 80 tractors we purchased in 2020 that use liquified natural gas (“LNG”). In Spain, we own government-approved mega-trucks to transport freight with fewer trips, and our last mile operations in Europe use electric vehicles for deliveries in certain urban areas, reducing those emissions to zero.
We publish an annual Sustainability Report, available online at sustainability.xpo.com, that provides details of our company’s global progress in key areas, including safety, employee engagement, diversity and inclusion, ethics and compliance, environmental protection and governance.
Impacts of COVID-19 and Supply Chain Challenges
As a leading provider of freight transportation services, our business can be impacted to varying degrees by factors beyond our control. The COVID-19 pandemic that emerged in 2020 affected, and may continue to affect, economic activity broadly and customer sectors served by our industry.
We believe that the onset of the COVID-19 pandemic and associated impacts on economic activity had adverse effects on our results of operations and financial condition for the nine months ended September 30, 2020. The rebound of our business began to occur midway through 2020; however, as the economy recovers, demand has outpaced supply in certain sectors. Additionally, labor shortages in the recovery – notably, a reduced supply of truck drivers – present challenges to many service industries, including freight transportation. These dynamics, together with equipment shortages and pent-up demand for semiconductor chips used by some of our end markets, have created supply chain disruptions and increased our cost of transportation and services. We cannot predict how long the current labor shortages and other disruptions will last, or whether future disruptions, if any, will adversely affect our results of operations.

We continue to incur net incremental and direct costs related to COVID-19 to ensure that we meet the needs of our employees and customers; these include costs for personal protective equipment (“PPE”), site cleanings and enhanced employee benefits, referred to as COVID-19 related costs in this Form 10-Q.
We are executing a company-specific action plan to enhance network efficiencies and drive growth in our LTL business, including:
•Improving network flow with selective freight embargoes, with the cost embedded in 2021 guidance;
•Driving pricing by pulling the January 2022 General Rate Increase forward to November and instituting accessorial charges for detained trailers, oversized freight and special handling;
•Expanding the 2022 graduate count at XPO’s U.S. truck driver training schools to more than double the nearly 800 graduates the company will have in 2021;
•Significantly increasing production capacity at XPO’s manufacturing facility in Arkansas, with the expectation of nearly doubling the year-over-year number of units produced in 2022; and
•Allocating capital to expand North American LTL door count by 900 doors, or approximately 6%, over the next 12 to 24 months to improve network-wide operating efficiency and support future revenue growth.
The totality of the actions we have taken during the pandemic, and continue to take, have mitigated the impact on our profitability relative to the impact on our revenue and volumes, while our strong liquidity and disciplined capital management enable us to continue to invest in key growth initiatives.
Impact of Inflation
Inflation can have a negative impact on our operating costs. A prolonged period of inflation could cause interest rates, fuel, wages and other costs to increase, which would adversely affect our results of operations unless our pricing to our customers correspondingly increases. For the third quarter and first nine months ended September 30, 2021, the constrained labor market resulted in higher third-party transportation costs to meet growing demand which were partially offset by increased pricing to our customers.

Consolidated Summary Financial Table

	Three Months Ended September 30,		Percent of Revenue		Change	Nine Months Ended September 30,		Percent of Revenue		Change
(Dollars in millions)	2021	2020	2021	2020	2021 vs. 2020	2021	2020	2021	2020	2021 vs. 2020
Revenue	$3,270	$2,675	100.0%	100.0%	22.2%	$9,445	$7,261	100.0%	100.0%	30.1%
Cost of transportation and services	2,306	1,814	70.5%	67.8%	27.1%	6,545	4,919	69.3%	67.7%	33.1%
Direct operating expense	366	310	11.2%	11.6%	18.1%	1,058	904	11.2%	12.5%	17.0%
Sales, general and administrative expense	339	294	10.4%	11.0%	15.3%	1,001	915	10.6%	12.6%	9.4%
Depreciation and amortization expense	118	119	3.6%	4.4%	(0.8)%	357	351	3.8%	4.8%	1.7%
Transaction and integration costs	15	—	0.5%	—%	100.0%	26	66	0.3%	0.9%	(60.6)%
Restructuring costs	14	—	0.4%	—%	100.0%	16	31	0.2%	0.4%	(48.4)%
Operating income	112	138	3.4%	5.2%	(18.8)%	442	75	4.7%	1.0%	NM
Other income	(15)	(12)	(0.5)%	(0.4)%	25.0%	(43)	(31)	(0.5)%	(0.4)%	38.7%
Foreign currency (gain) loss	(4)	1	(0.1)%	—%	NM	(2)	(5)	—%	(0.1)%	(60.0)%
Debt extinguishment loss	46	—	1.4%	—%	100.0%	54	—	0.6%	—%	100.0%
Interest expense	53	81	1.6%	3.0%	(34.6)%	176	226	1.9%	3.1%	(22.1)%
Income (loss) from continuing operations before income tax provision (benefit)	32	68	1.0%	2.5%	(52.9)%	257	(115)	2.7%	(1.6)%	NM
Income tax provision (benefit)	11	31	0.3%	1.2%	(64.5)%	60	(36)	0.6%	(0.5)%	NM
Income (loss) from continuing operations	21	37	0.6%	1.4%	(43.2)%	197	(79)	2.1%	(1.1)%	NM
Income (loss) from discontinued operations, net of taxes	(78)	61	(2.4)%	2.3%	NM	22	68	0.2%	0.9%	(67.6)%
Net income (loss)	$(57)	$98	(1.7)%	3.7%	NM	$219	$(11)	2.3%	(0.2)%	NM
NM - Not meaningful
Three and Nine Months Ended September 30, 2021 Compared with Three and Nine Months Ended September 30, 2020
Revenue for the third quarter of 2021 increased 22.2% to $3.3 billion, compared with the same quarter in 2020. Revenue for the first nine months of 2021 increased 30.1% to $9.4 billion compared with the same period in 2020. The increase in revenue in the third quarter and first nine months of 2021 compared to the same periods in 2020 reflects growth in both our LTL and truck brokerage businesses and the negative impact of COVID-19 in 2020 which decreased demand for our services.
Cost of transportation and services includes the cost of providing or procuring freight transportation for XPO customers and salaries paid to employee drivers in our LTL and truck brokerage businesses.
Cost of transportation and services for the third quarter of 2021 was $2.3 billion, or 70.5% of revenue, compared with $1.8 billion, or 67.8% of revenue, for the same period in 2020. Cost of transportation and services for the first nine months of 2021 was $6.5 billion, or 69.3% of revenue, compared with $4.9 billion or 67.7% of revenue, for the same period in 2020. The year-over-year increase as a percentage of revenue in both periods reflects the constrained labor market, which resulted in higher third-party transportation costs. These increases were partially offset by lower COVID-19-related costs.
Direct operating expenses are comprised of both fixed and variable expenses and consist of operating costs related to our LTL service centers. Direct operating expenses consist mainly of personnel costs, facility and equipment expenses, such as rent, utilities, equipment maintenance and repair, costs of materials and supplies, information technology expenses, and gains and losses on sales of property and equipment.
Direct operating expense for the third quarter of 2021 was $366 million, or 11.2% of revenue, compared with $310 million, or 11.6% of revenue, for the same quarter in 2020. Direct operating expense for the first nine months of 2021 was $1.1 billion, or 11.2% of revenue, compared with $904 million, or 12.5% of revenue, for the same period in 2020. The year-over-year decrease as a percentage of revenue in both periods was primarily driven by the leveraging of compensation and facilities costs across a larger revenue base. Direct operating expense for the third quarters of 2021 and 2020 included $6 million and $29 million, respectively, and the first nine months of 2021 and 2020 included $36 million and $67 million, respectively, of gains on sales of property and equipment.
Sales, general and administrative expense (“SG&A”) primarily consists of salaries and commissions for the sales function, salary and benefit costs for executive and certain administration functions, professional fees, facility costs, bad debt expense and legal costs.
SG&A for the third quarter of 2021 was $339 million, or 10.4% of revenue, compared with $294 million, or 11.0% of revenue, for the same period in 2020. SG&A for the first nine months of 2021 was $1.0 billion, or 10.6% of revenue, compared with $915 million, or 12.6% of revenue, for the same period in 2020. The year-over-year decrease as a percentage of revenue in both periods was primarily driven by lower self-insurance expense and third-party professional fees, as well as lower COVID-19-related costs. Additionally impacting the third quarter of 2021 were lower incentive compensation expense. These impacts were partially offset by legal costs of $29 million for the third quarter and first nine months of 2021 related to settlements in connection with classification of independent contractors at our Intermodal Drayage business unit. See Note 10—Legal and Regulatory Matters to the Condensed Consolidated Financial Statements for further information.
Depreciation and amortization expense for the third quarter of 2021 was $118 million, compared with $119 million for the same period in 2020. Depreciation and amortization expense for the first nine months of 2021 was $357 million, compared with $351 million for the same period in 2020.
Transaction and integration costs for the third quarter of 2021 were $15 million, compared with $— million for the same period in 2020. Transaction and integration costs for the first nine months of 2021 were $26 million, compared with $66 million for the same period in 2020. Transaction and integration costs for the third quarter and first nine months of 2021 are primarily related to the spin-off of the Logistics segment. Transaction and integration costs for the first nine months of 2020 are primarily related to our previously announced exploration of strategic alternatives that was terminated in March 2020.
Restructuring costs for the third quarter of 2021 were $14 million, compared with $— million for the same period in 2020. Restructuring costs for the first nine months of 2021 were $16 million, compared with $31 million for the same period in 2020. We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure, including actions in connection with our spin-off and in response to COVID-19. For more information, see Note 5—Restructuring Charges to the Condensed Consolidated Financial Statements. Upon successful completion of the restructuring initiatives recorded in the first nine months of 2021, we expect to achieve annualized pre-tax run-rate savings of approximately $20 million by mid-2022.
Other income primarily consists of pension income. Other income for the third quarter of 2021 was $15 million, compared with $12 million for the same period in 2020. Other income for the first nine months of 2021 was $43 million, compared with $31 million for the same period in 2020. The year-over-year increase primarily reflects higher net periodic pension income in the third quarter and first nine months of 2021, compared with the same periods in 2020.
Foreign currency (gain) loss was a $4 million gain for the third quarter of 2021, compared with a $1 million loss for the same period in 2020. Foreign currency (gain) loss was a $2 million gain for the first nine months of 2021, compared with a $5 million gain for the same period in 2020. Foreign currency gain in the third quarter and first nine months of 2021 primarily reflected a realized gain on de-designated cross-currency contract. Foreign currency loss in the third quarter of 2020 primarily reflected realized losses on foreign currency option and forward contracts. Foreign currency gain in the first nine months of 2020 primarily reflected realized gains on foreign currency option and forward contracts and other derivative contracts, including a gain on a terminated net investment hedge. For additional information on our foreign currency option and forward contracts, see Note 6—Derivative Instruments to our Condensed Consolidated Financial Statements.
Debt extinguishment loss was $46 million for the third quarter of 2021 and $54 million for the first nine months of 2021. In the third quarter of 2021, we redeemed our outstanding senior notes due 2023 and 2024 and wrote-off related debt issuance costs, as well as incurred a pre-payment penalty. Additionally, in the first quarter of 2021, we redeemed our outstanding senior notes due 2022 and wrote-off related debt issuance costs, as well as incurred costs related to the amendment of our term loan credit agreement. There were no debt extinguishment losses in the third quarter or the first nine months of 2020.
Interest expense decreased to $53 million for the third quarter of 2021 from $81 million for the third quarter of 2020. Interest expense decreased to $176 million for the first nine months of 2021 from $226 million for the first nine months of 2020. The declines in interest expense reflected the lower average debt balances, including the redemption of our senior notes due 2022 and amendment of our term loan agreement both in the first quarter of 2021, and the redemption of our senior notes due 2023 and 2024 in the third quarter of 2021.
Our effective income tax rates were 33.5% and 45.5% for the third quarter of 2021 and 2020, respectively, and 23.1% and 31.3% for the first nine months of 2021 and 2020, respectively. The effective tax rates for the third quarter and nine-month periods of 2021 and 2020 were based on forecasted full-year effective tax rates, adjusted for discrete items that occurred within the periods presented. The reduction in our effective income tax rate for the third quarter and first nine months of 2021 compared to the same periods in 2020 was primarily driven by reduced contribution and margin-based taxes coupled with increased pre-tax book income and the impact of discrete items. In the third quarter and first nine months of 2021, discrete tax benefits of $45 million related to a tax planning initiative that resulted in the recognition of a long-term capital loss were partially offset by discrete tax expenses of $41 million related to valuation allowances, of which $34 million were transferred to GXO. Additionally, impacting the nine-month period was a discrete tax benefit of $8 million resulting from changes in reserves for uncertain tax positions. There were no material discrete items impacting the effective tax rate for the third quarter and first nine months of 2020.
North American Less-Than-Truckload Segment

	Three Months Ended September 30,		Percent of Revenue		Change	Nine Months Ended September 30,		Percent of Revenue		Change
(Dollars in millions)	2021	2020	2021	2020	2021 vs. 2020	2021	2020	2021	2020	2021 vs. 2020
Revenue	$1,071	$933	100.0%	100.0%	14.8%	$3,114	$2,623	100.0%	100.0%	18.7%
Adjusted EBITDA	222	238	20.8%	25.3%	(6.7)%	694	562	22.3%	21.4%	23.5%
Depreciation and amortization	57	55			3.6%	169	169			—%
Revenue in our North American LTL segment increased 14.8% to $1.1 billion for the third quarter of 2021, compared with $933 million for the same quarter in 2020. Revenue increased 18.7% to $3.1 billion for the first nine months of 2021, compared with $2.6 billion for the same period in 2020. Revenue included fuel surcharge revenue of $167 million and $108 million, respectively, for the third quarters of 2021 and 2020, and $466 million and $323 million, respectively, for the first nine months of 2021 and 2020.
We evaluate the revenue performance of our LTL business using several commonly used metrics, including volume (weight per day in pounds) and yield, which is a commonly used measure of LTL pricing trends. We measure yield using gross revenue per hundredweight excluding fuel surcharges. Impacts on yield can include weight per shipment and length of haul, among other factors. The following table summarizes our key revenue metrics:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change %	2021	2020	Change %
Pounds per day (thousands)	72,152	69,952	3.1%	73,138	66,730	9.6%
Gross revenue per hundredweight, excluding fuel surcharges	$20.02	$18.90	6.0%	$19.47	$18.57	4.9%
The year-over-year increases in revenue for both the third quarter and first nine months of 2021 reflect an increase in average weight per day and gross revenue per hundredweight. The increase in weight per day for the third quarter reflects higher weight per shipment. The increase in weight per day for the first nine months of 2021 reflects higher shipments per day and weight per shipment.
Adjusted EBITDA was $222 million, or 20.8% of revenue, for the third quarter of 2021, compared with $238 million, or 25.3% of revenue, for the same quarter in 2020. Adjusted EBITDA was $694 million, or 22.3% of revenue, for the first nine months of 2021, compared with $562 million, or 21.4% of revenue, for the same period in 2020. Adjusted EBITDA for 2021 included significantly lower year-over-year gains from LTL real estate transactions, including a $5 million gain in the third quarter of 2021, compared with $26 million in 2020; and a $27 million gain in the first nine months of 2021, compared with $63 million in 2020. Adjusted EBITDA in the third quarter of 2021 also reflects higher revenue and lower COVID-19-related expenses, partially offset by increased compensation costs and purchased transportation expense incurred to meet growing demand.
Brokerage and Other Services Segment

	Three Months Ended September 30,		Percent of Revenue		Change	Nine Months Ended September 30,		Percent of Revenue		Change
(Dollars in millions)	2021	2020	2021	2020	2021 vs. 2020	2021	2020	2021	2020	2021 vs. 2020
Revenue	$2,261	$1,778	100.0%	100.0%	27.2%	$6,493	$4,738	100.0%	100.0%	37.0%
Adjusted EBITDA	131	90	5.8%	5.1%	45.6%	386	159	5.9%	3.4%	142.8%
Depreciation and amortization	60	59			1.7%	180	168			7.1%
Revenue in our Brokerage and Other Services segment increased 27.2% to $2.3 billion for the third quarter of 2021, compared with $1.8 billion for the same quarter in 2020. Revenue increased 37.0% to $6.5 billion for the first nine months of 2021, compared with $4.7 billion for the same period in 2020. The year-over-year revenue increases for the third quarter and first nine months of 2021 reflect an increase in North American truck brokerage loads per day and improved pricing across segment services, enhanced by our digital platform, as well as improving market conditions in the economic recovery from the COVID-19 pandemic. These gains were partially offset by the impact of the global semiconductor shortage, which constrained customer demand for freight transportation services in North America and Europe, and by a truck driver shortage in the U.K. and North America.
Adjusted EBITDA was $131 million, or 5.8% of revenue, for the third quarter of 2021, compared with $90 million, or 5.1% of revenue, for the same quarter of 2020. Adjusted EBITDA was $386 million, or 5.9% of revenue, for the first nine months of 2021, compared with $159 million, or 3.4% of revenue, for the same period in 2020. The increases were primarily driven by higher revenue due to load growth and improved pricing, partially offset by higher compensation and facilities costs.
Liquidity and Capital Resources
As of September 30, 2021, we had cash and cash equivalents of $254 million. Our principal existing sources of cash are (i) cash generated from operations; (ii) borrowings available under our Second Amended and Restated Revolving Loan Credit Agreement, as amended (the “ABL Facility”); and (iii) proceeds from the issuance of other debt. As of September 30, 2021, we have $993 million available to draw under our ABL Facility, based on a borrowing base of $1.0 billion and outstanding letters of credit of $7 million. Additionally, under our Senior Secured Term Loan Credit Agreement, we have a $200 million uncommitted secured evergreen letter of credit facility, under which we have issued $198 million in aggregate face amount of letters of credit as of September 30, 2021.

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
Our European business participates in a trade receivables securitization program co-arranged by two European banks (the “Purchasers”). Under the program, a wholly-owned bankruptcy-remote special purpose entity of XPO sells trade receivables that originate with wholly-owned subsidiaries in the United Kingdom and France to unaffiliated entities managed by the Purchasers. The special purpose entity is a variable interest entity and is consolidated by XPO based on our control of the entity’s activities. The program expires in July 2024.
We account for transfers under our securitization and factoring arrangements as sales because we sell full title and ownership in the underlying receivables and control of the receivables is considered transferred. For these transfers, the receivables are removed from our Condensed Consolidated Balance Sheets at the date of transfer. The fair value of any servicing assets and liabilities is immaterial. Our trade receivables securitization program permits us to borrow, on an unsecured basis, cash collected in a servicing capacity on previously sold receivables, which we report within short-term debt on our Condensed Consolidated Balance Sheets. We had no such borrowings outstanding as of September 30, 2021 and €20 million ($24 million) as of December 31, 2020.
The maximum amount of net cash proceeds available at any one time under the securitization program, inclusive of any unsecured borrowings, is €200 million (approximately $232 million as of September 30, 2021). Prior to July 2021, when the securitization program was amended in connection with the spin-off, the maximum amount available was €400 million. As of September 30, 2021, €19 million (approximately $22 million) was available under the program, subject to having sufficient receivables available to sell and with consideration to amounts previously purchased.
Under the program, we service the receivables we sell on behalf of the Purchasers, which gives us visibility into the timing of customer payments. The benefit to our cash flow includes the difference between the cash consideration in the table below and the amount we collected as a servicer on behalf of the Purchasers. In the first nine months of 2021 and 2020, we collected cash as servicer of $1.2 billion and $1.0 billion, respectively.
Information related to the trade receivables sold was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Securitization programs
Receivables sold in period	$504	$355	$1,259	$1,008
Cash consideration	504	355	1,259	1,008

Factoring programs
Receivables sold in period	$17	$17	$46	$58
Cash consideration	17	16	46	57

Term Loan Facilities
In the first quarter of 2021, we amended the Term Loan Credit Agreement to consolidate our tranches and lower the interest rate. The applicable terms of the Term Loan Credit Agreement are as follows:

		December 31, 2020
(In millions)	September 30, 2021	First Tranche	Second Tranche
Principal balance	$2,003	$1,503	$500
Interest spread:
Base rate loans	0.75%	1.00%	1.50%
LIBOR loans	1.75%	2.00%	2.50%
Maturity date	February 2025	February 2025	February 2025
We recorded a debt extinguishment loss of $3 million in the first nine months of 2021 due to this amendment.
Senior Notes Due 2023 and 2024
In the third quarter of 2021, we redeemed our outstanding 6.125% senior notes due 2023 (“Senior Notes due 2023”) and our outstanding 6.75% senior notes due 2024 (“Senior Notes due 2024”). The redemption price for the Senior Notes due 2023 was 100.0% of the principal amount, plus accrued and unpaid interest and the redemption price for the Senior Notes due 2024 was 103.375% of the principle amount, plus accrued and unpaid interest. We paid for the redemption using cash received from GXO of approximately $794 million, proceeds from an equity offering described in Note 8—Stockholders’ Equity and available cash. We recorded debt extinguishment losses in the third quarter of 2021 of $3 million and $43 million related to the redemption of the Senior Notes due 2023 and Senior Notes due 2024, respectively.
Senior Notes Due 2022
In January 2021, we redeemed our outstanding 6.50% senior notes due 2022. The redemption price for the notes was 100.0% of the principal amount, plus accrued and unpaid interest. We paid for the redemption with available cash. We recorded a debt extinguishment loss of $5 million in the first nine months of 2021 due to this redemption.
Senior Notes Due 2025
In the second quarter of 2020, we completed private placements of $1.15 billion aggregate principal amount of senior notes due 2025. Net proceeds from the notes were initially invested in cash and cash equivalents and were subsequently used to redeem our outstanding senior notes due 2022 in January 2021.
Share Issuance
In July 2021, we completed a registered underwritten offering of 5.0 million shares of our common stock at a public offering price of $138.00 per share, plus an additional 750,000 shares of our common stock through an option granted to underwriters. Of the 5.0 million shares, we offered 2.5 million shares directly and 2.5 million shares were offered by Jacobs Private Equity, LLC (“JPE”), an entity controlled by the Company’s chairman and Chief Executive Officer. The additional 750,000 purchased shares were also split equally between us and JPE. We received approximately $384 million of proceeds, net of fees and expenses, from the sale of the shares and used them to repay a portion of our outstanding borrowings and for general corporate purposes. XPO did not receive any proceeds from the sale of shares by JPE.
Preferred Stock and Warrant Exchanges
In December 2020, some holders of our convertible preferred stock exchanged their holdings for a combination of our common stock, based on the stated conversion price, and a lump-sum payment that represents an approximation of the net present value of the future dividends payable on the preferred stock. Additionally, some holders of our warrants exchanged (or committed to exchange subject to the satisfaction of certain customary closing conditions) their holdings, including JPE, for a number of shares of our common stock equal to the number of shares of common stock that such holder would be entitled to receive upon an exercise of the warrants less the number of shares of common stock that have an approximate value equal to the exercise price of the warrants. With respect to the preferred stock, through December 31, 2020, 69,445 shares were exchanged, and we issued 9.9 million shares of common stock and paid $22 million of cash. With respect to the warrants, through December 31, 2020, 0.3 million warrants were exchanged, and we issued 0.3 million shares of common stock. In the first quarter of 2021, 975 preferred shares were exchanged, and we issued 0.1 million shares of common stock. In the second quarter of 2021, the remaining 40 preferred shares were exchanged, and we issued 5,714 shares of common stock. With respect to the warrants, in the first quarter of 2021, 9.8 million warrants were exchanged, and we issued 9.2 million shares of common stock. These exchanges were intended to simplify our equity capital structure, including in contemplation of the spin-off of our Logistics segment. As of September 30, 2021, there were no shares of preferred stock or warrants outstanding.
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
In the first quarter of 2020, we purchased and retired 2 million shares at an aggregate value of $114 million. The share purchases were funded by our available cash and proceeds from our 2019 debt offerings. There have been no share repurchases since the first quarter of 2020. Our remaining share repurchase authorization was $503 million as of September 30, 2021.
Loan Covenants and Compliance
As of September 30, 2021, we were in compliance with the covenants and other provisions of our debt agreements. Any failure to comply with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
Sources and Uses of Cash

	Nine Months Ended September 30,
(In millions)	2021	2020
Net cash provided by operating activities from continuing operations	$558	$292
Net cash used in investing activities from continuing operations	(143)	(78)
Net cash provided by (used in) financing activities from continuing operations	(1,880)	1,195
During the nine months ended September 30, 2021, we: (i) generated cash from operating activities from continuing operations of $558 million; (ii) generated proceeds from sales of property and equipment of $72 million; (iii) received a distribution from GXO of $794 million; and (iv) generated proceeds of $384 million from the issuance of common stock. We used cash during this period primarily to: (i) purchase property and equipment of $212 million; (ii) redeem our senior notes due 2022, 2023 and 2024 for $2.8 billion; and (iii) repay our ABL Facility borrowings of $200 million.
During the nine months ended September 30, 2020, we: (i) generated cash from operating activities from continuing operations of $292 million; (ii) generated proceeds from sales of property and equipment (primarily real estate) of $137 million; and (iii) received net proceeds of $1.4 billion from our issuances of debt and short-term borrowings. We used cash during this period primarily to: (i) purchase property and equipment of $220 million; and (ii) repurchase common stock of $114 million.
Cash flows from operating activities from continuing operations for the nine months ended September 30, 2021 increased by $266 million, compared with the same period in 2020. The increase reflects higher income from continuing operations of $276 million for the nine months ended September 30, 2021, compared with the same period in 2020, partially offset by a greater use of cash for working capital in the first nine months of 2021 than in the prior-year period. Additionally, cash paid for taxes was $71 million higher in the nine months ended September 30, 2021, compared with the same period in 2020.
Investing activities from continuing operations used $143 million and $78 million of cash in the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021, we used $212 million of cash to purchase property and equipment and received $72 million from sales of property and equipment. During the nine months ended September 30, 2020, we used $220 million of cash to purchase property and equipment and received $137 million from sales of property and equipment.
Financing activities from continuing operations used $1.9 billion of cash in the nine months ended September 30, 2021 and generated $1.2 billion of cash in the nine months ended September 30, 2020. The primary uses of cash from financing activities during the first nine months of 2021 were $2.8 billion used to redeem the senior notes due 2022, 2023 and 2024 and $200 million used to repay borrowings under our ABL Facility. The primary sources of cash from financing activities during the first nine months of 2021 were $794 million of proceeds from a distribution from GXO and $384 million of net proceeds from our common offering. In July 2021, GXO completed a debt offering and used the net proceeds to fund a cash payment from GXO to XPO of $794 million. The primary sources and uses of cash from financing activities during the nine months ended September 30, 2020 were $1.1 billion of net proceeds from the issuance of senior notes due 2025; $200 million of proceeds from borrowings on our ABL Facility, net of payments, partially offset by $114 million used to purchase XPO common stock and $50 million used to repay debt and finance leases.
Contractual Obligations
After completion of the spin, GXO’s borrowing arrangements and obligations under their finance and operating leases were no longer part of our contractual obligations. Additionally, as described in more detail above, we redeemed our Senior Notes 2023 and Senior Notes 2024 in the third quarter of 2021. We anticipate full year net capital expenditures to be between $250 million and $275 million in 2021.
New Accounting Standards
Information related to new accounting standards is included in Note 1—Organization, Description of Business and Basis of Presentation to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and commodity risk. There have been no material changes to our quantitative and qualitative disclosures about market risk related to our continuing operations during the nine months ended September 30, 2021, as compared with the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 4. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended as of September 30, 2021. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of September 30, 2021 were effective as of such time such that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries; and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II—Other Information
Item 1. Legal Proceedings.
For information related to our legal proceedings, refer to “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and Note 10—Legal and Regulatory Matters of Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
There are no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, except as set forth below.
If we continue to face unfavorable market conditions arising from the COVID-19 pandemic, our business, prospects, financial condition and operating results may be negatively impacted.
Our business and operations have been impacted by macroeconomic conditions arising from the COVID-19 pandemic. Our operations and those of our customers have been subject to supply chain disruptions due to pandemic-related plant and port shutdowns, transportation delays, government actions and other factors, which may be beyond our control. The global shortage of certain components such as semiconductor chips, strains on production or extraction of raw materials, cost inflation, and labor and equipment shortages, could escalate in future quarters. Labor shortages, particularly of truck drivers, have led and may continue to lead to difficult conditions for hiring and retention of drivers as well as mechanics, dock workers and others, and increased labor costs, and along with equipment shortages, can result in lower levels of service, including timeliness, productivity and quality of service. If we continue to face unfavorable market conditions, our business, prospects, financial condition and operating results may be negatively impacted.
Our company-specific action plan to enhance network efficiencies and drive growth in our North American LTL business may not be effective or timely, and may not improve our results of operations or cash flow from operations as planned.
We have undertaken a company-specific action plan to enhance network operating efficiencies and drive growth in our North American LTL business, including among other actions, selectively imposing freight embargoes, increasing prices, expanding our driver school enrollment, increasing production capacity of our trailer manufacturing facility, and investing in the door count in our network of terminal facilities. The effectiveness and timeliness of these actions, which are and will be costly, may not result in the expected improvements in our results of operations or cash flow from operations in our North American LTL business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

2.1
Separation and Distribution Agreement, dated as of August 1, 2021, by and between XPO Logistics, Inc. and GXO Logistics, Inc. (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2021)

4.1
Indenture, dated as of July 2, 2021, among GXO Logistics, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2021)

4.2
First Supplemental Indenture, dated as of July 2, 2021, among GXO Logistics, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2021)

10.1
Transition Services Agreement, dated as of August 1, 2021, by and between XPO Logistics, Inc. and GXO Logistics, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2021)

10.2
Tax Matters Agreement, dated as of August 1, 2021, by and between XPO Logistics, Inc. and GXO Logistics, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2021)

10.3
Employee Matters Agreement, dated as of August 1, 2021, by and between XPO Logistics, Inc. and GXO Logistics, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2021)

10.4
Intellectual Property License Agreement, dated as of July 30, 2021, by and between XPO Logistics, Inc. and GXO Logistics, Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2021)

10.5
Amendment No. 6 to Second Amended and Restated Revolving Loan Credit Agreement, dated as of July 30, 2021, by and among the registrant and certain subsidiaries signatory thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as agent (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2021)

10.6 +*	Performance-Based Restricted Stock Unit Award Agreement, dated September 8, 2021, between the registrant and Ravi Tulsyan

10.7 +*	Offer Letter, dated as of September 14, 2021, between the registrant and Ravi Tulsyan

10.8 +*	Change in Control and Severance Agreement, dated September 14, 2021, between the registrant and Ravi Tulsyan

99.1	Information Statement of GXO Logistics, Inc., dated July 23, 2021 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 26, 2021)

31.1 *
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021.

31.2 *
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021.

32.1 **
Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021.

Exhibit Number	Description

32.2 **
Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021.

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

XPO LOGISTICS, INC.

By:	/s/ Brad Jacobs
Brad Jacobs
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ravi Tulsyan
Ravi Tulsyan
Chief Financial Officer
(Principal Financial Officer)
Date: November 3, 2021