Form 10-K
period 2021-12-31
XPO Logistics, Inc.
filed 2022-02-16
CIK 1166003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-K
_______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $12.9 billion as of June 30, 2021, based upon the closing price of the common stock on that date.
As of February 11, 2022, there were 114,793,197 shares of the registrant’s common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2022 Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement is not deemed to be filed as part hereof.

XPO LOGISTICS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2021

PART I
In this Annual Report on Form 10-K (this “Annual Report”) , "we," "our," "us," "XPO Logistics, Inc.," and "the Company" refer to XPO Logistics, Inc. and its consolidated subsidiaries, unless the context requires otherwise.
Cautionary Statement Regarding Forward-Looking Statements
This Annual Report and other written reports and oral statements we make from time to time contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. In some cases, forward-looking statements can be identified by the use of forward-looking terms such as “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target,” “trajectory” or the negative of these terms or other comparable terms. However, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to a material difference include those discussed below and the risks discussed in the Company’s other filings with the Securities and Exchange Commission (the “SEC”). All forward-looking statements set forth in this Annual Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The following discussion should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes thereto included elsewhere in this Annual Report. Forward-looking statements set forth in this Annual Report speak only as of the date hereof, and we do not undertake any obligation to update forward-looking statements to reflect subsequent events or circumstances, changes in expectations or the occurrence of unanticipated events, except to the extent required by law.
ITEM 1.    BUSINESS
Company Overview
XPO Logistics, Inc., together with its subsidiaries, is a leading provider of freight transportation services. We use our proprietary technology to move goods efficiently through our customers’ supply chains, primarily by providing less-than-truckload (“LTL”) and truck brokerage services. These two core lines of business generated the majority of our 2021 revenue and operating income.
Our company has two reportable segments — (i) North American LTL and (ii) Brokerage and Other Services — and within each segment, we are a leading provider in vast, fragmented transportation sectors with growing penetration. As of December 31, 2021, we had approximately 42,000 employees and 771 locations in 20 countries serving over 50,000 multinational, national, regional and local customers. In addition to our scale, we believe that our substantial exposure to secular industry growth trends, our first-mover advantage as an innovator and our blue-chip customer relationships are compelling competitive advantages.
We continue to closely monitor the impact of the COVID-19 pandemic and supply chain challenges on all aspects of our business, including how they affect our employees, customers and business partners. See “Impacts of COVID-19 and Supply Chain Challenges” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Spin-off of the Logistics Segment
On August 2, 2021, we completed the previously announced spin-off of our Logistics segment in a transaction intended to qualify as tax-free to XPO and our stockholders for U.S. federal income tax purposes, which was accomplished by the distribution of 100% of the outstanding common stock of GXO Logistics, Inc. (“GXO”) to XPO stockholders. XPO stockholders received one share of GXO common stock for every share of XPO common stock held at the close of business on July 23, 2021, the record date for the distribution. XPO does not beneficially own any shares of GXO’s common stock following the spin-off. GXO is an independent public company trading under the symbol “GXO” on the New York Stock Exchange. The historical results of GXO are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Unless otherwise indicated, all amounts in this Annual Report refer to continuing operations, including comparisons to the prior year.
North American Less-Than-Truckload Segment
XPO is a top three provider of LTL services in North America — we have one of the industry’s largest asset-based networks of tractors, trailers, drivers and terminals, and approximately 8% share of the $42 billion LTL market as of December 31, 2020. We provide our customers with geographic density and day-definite regional, inter-regional and transcontinental LTL freight services. Our services include cross-border U.S. freight movements to and from Mexico and Canada, as well as intra-Canada service.
We have relationships with approximately 25,000 LTL customers in North America, the majority of which are local accounts. For the year ended December 31, 2021, we delivered approximately 13 million LTL shipments.
In addition to reliable national capacity, the other key factors driving our LTL growth and margin expansion are our proprietary technology and the industry’s favorable fundamentals: limited commoditization, rational pricing dynamics, rising industrial demand and the continued growth of e-commerce, which is driving frequent shipments of freight that doesn’t require an entire truck.
Specific to XPO, we believe that we have a significant opportunity to leverage our technology to improve LTL profitability beyond the sizable margin gains we have already achieved. We use intelligent route-building to move LTL freight across North America, and proprietary visualization tools to help reduce the cost of pickups and deliveries. Our XPO Smart™ productivity tools are deployed in our LTL yards and cross-dock operations, and we have developed a pricing platform that enables our pricing experts to be much more productive and will enhance our ability to price in a dynamic marketplace.
We are taking action in the five areas of our previously announced action plan to drive growth and enhance network efficiencies in our LTL business. We began executing the plan in October 2021. The five areas of our plan are:
•Improve network flow. Our targeted fourth quarter 2021 initiatives have significantly improved network fluidity, while generating stronger service metrics in areas such as on-time transit and freight handling as the quarter progressed;
•Drive pricing. We pulled our typical January 2022 general rate increase forward to November 2021 and instituted accessorial charges for detained trailers, oversized freight and special handling, contributing to record 11% growth in yield, excluding fuel, in the fourth quarter;
•Expand the driver base. We graduated approximately 900 professional drivers from our driver training schools in 2021, exceeding our goal, and intend to double the number of 2021 graduates in 2022;
•Increase trailer production. In January 2022, we added a second production line at our Searcy, Arkansas trailer manufacturing facility. We expect to double the number of units produced in 2022 year-over-year; and

•Expand footprint by 900 net new doors (approximately 6%) by year-end 2023. We added a total 149 net doors to the network from October 2021 through January 2022 with the opening of three new terminals: Chicago Heights, Illinois; Sheboygan, Wisconsin; and Texarkana, Arkansas. Additionally, we plan to open new fleet maintenance shops in Ohio, Florida, New York and Nevada in the first quarter of 2022.
Brokerage and Other Services Segment
XPO is the second largest truck broker worldwide, and one of the largest in North America, with approximately 3% share of the $80 billion North American market as of December 31, 2021. Shippers create truckload demand and we place their freight with qualified carriers, pricing our service on either a spot or contract basis. Our truck brokerage business has an agile, non-asset model with a variable labor structure that generates a high return on invested capital and free cash flow conversion.
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
As of December 31, 2021, we had approximately 98,000 independent truckload carriers in our global brokerage network, representing more than a million trucks. We provide our customers with digital access to truckload capacity through our XPO Connect® brokerage technology. This proprietary platform is a major differentiator for our business and, together with our pricing technology, we believe it can unlock incremental profitable growth well beyond our current levels.
Our Brokerage and Other Services segment also includes exposure to a fast-growing brokerage subsector — last mile logistics for heavy goods sold through e-commerce, omnichannel retail and direct-to-consumer channels. XPO is the largest last mile provider for heavy goods in North America.
Several other non-core brokered freight transportation modes are included in this segment, as well as our European service offering. XPO holds leading positions in key geographies in Europe: we are the No. 1 truck broker and the No. 1 LTL provider in France and Iberia (Spain / Portugal), and the No. 3 truck broker in the U.K., where we also have the largest single-owner LTL network.
Innovation and Sustainability
Our first-mover advantage as an industry innovator is rooted in the more than $3 billion we have spent on technology on all operations since 2011. We concentrate our efforts on creating “smart” supply chains that create meaningful value for our shareholders and our customers.
Technology is a major competitive differentiator for us. We use it to serve our customers better and make the most of the talent and assets within our organization. Our cloud-based ecosystem speeds the deployment of new ways to deliver transportation services to customer sectors that are increasingly interested in digitization and automation.
Environmental sustainability is another significant priority for us, and one that is increasingly connected to our technology. Our entire business model is based on transporting freight as efficiently as possible. This fosters our ability to improve our carbon footprint over time by reducing empty miles, maintaining a modern fleet and executing company-specific initiatives, such as training our drivers in eco-friendly techniques.
We’re committed to reducing the impact of our operations on the environment, especially with respect to climate change and biodiversity, while helping our customers do the same. In 2020, we developed a scorecard to provide a progressive means of evaluating the management of our Environmental, Social and Governance (“ESG”) initiatives and incentivizing long-term, successive achievements. Our ESG scorecard tracks measurable progress with our environmental initiatives over four years, taking into account lead time requirements, category weighting and target variances.
The environmental initiatives within the scorecard encompass strategic objectives of reducing fossil fuel dependency, carbon emissions and carbon footprint, nitrogen oxide emissions and waste. These objectives are underpinned by specific goals — for example, we’re working to achieve greater fuel efficiency in our managed transportation business, with an annual goal of averaging at least seven miles per gallon every year for four years. We also set a goal to reduce carbon emissions in our LTL business by increasing the load factor rate by at least 2% over the performance period. Together with five other categories of ESG-related targets, the environmental initiatives in our ESG scorecard provide a roadmap for XPO.
As we execute our sustainability strategy, we’re focusing on three critical areas: our transportation fleet, technology and facilities.
Transportation Fleet
Our business relies heavily on the availability and pricing of diesel fuel to provide our transportation services. In 2021, we switched to 100% premium diesel for our fleet. Because premium diesel is higher in cetane — analogous to octane in gasoline — it burns cleaner, lubricates better and runs more smoothly. On the road, this translates to fuel savings in the range of 1.8% to 2.5%, with commensurate reductions in carbon emissions.
Our ongoing fleet initiatives include modernizing our tractors and trailers; deploying cleaner fuels where practical, such as natural gas, biogas and electricity; expanding our use of data and software analytics to improve the efficiency of routing, loading and handling freight; and exploring the use of lighter vehicles with a smaller environmental footprint. Our scale gives us the ability to explore options locally and replicate improvements across our company.
In North American LTL, we’re investing in replacing many of our older tractors and trailers, including more than $100 million allocated to buy approximately 1,000 new tractors in 2022. The supply chain challenges related to the COVID-19 pandemic delayed the retirement of older tractors and limited our ability to secure new models in 2021. As newer vehicles become available, we will continue to introduce trucks with 15-liter engines and automatic transmissions that improve reliability and fuel economy, while lowering emissions and extending engine life.
In Europe, over 90% of our diesel road fleet is compliant with Euro VI standards, and we have a natural gas-powered fleet of more than 250 total trucks in France, the U.K., Spain and Portugal. We also use government-approved mega-trucks in Spain to transport more freight with fewer trips. We’re currently testing the use of longer, duo-trailer vehicles that have the potential to reduce CO2 emissions by an estimated 25% to 30% per trip, compared with the same freight moved on traditional trucks. In 2021, we piloted the first fully electric commercial trucks in our fleets in Spain and France, and our last mile business uses electric vehicles for certain deliveries, reducing those emissions to zero.
Electric vehicles show promise in commercial transport applications, particularly as a zero-emission alternative to diesel for urban service. Our fleet experts are working with manufacturers to test the commercial viability of larger electric vehicles, and we put our first electric truck into service in 2021. This initiative is serving as a valuable pilot to advance our understanding of how and where to best use electric vehicles.
Technology
For many of our customers, the transportation components of their supply chain account for a significant portion of their CO2 footprint. We use machine learning and other technologies, leveraged by our scale, to coordinate the movement of goods in ways that are greener, safer, more efficient and more cost-effective.
Our four key priorities are:
•Improved utilization of truck capacity. In our LTL business, our routing algorithms are designed to keep our trucks fuller over more miles, thus reducing “empty miles.” In our truck brokerage business, our XPO Connect® digital platform matches shippers with carriers for the optimal movements of freight, reducing inefficiencies and sourcing backhauls for carriers with empty trucks following deliveries.
•Enhanced driver performance. XPO drivers receive eco-training to reinforce techniques for fuel efficiency, and we digitally track drivers’ habits on the road. This helps us improve their individual driving efficiency and safety.

•Data-driven visibility. Our technology follows a shipment from pickup to delivery, with real-time visibility into where goods are and when they will be delivered. Digital tracking mitigates inefficiencies and allows us to assimilate data into future planning models to improve accuracy and performance.
•Emissions reduction. We use big data to predict freight volumes and plan capacity, which helps us determine the optimal vehicle or mode of transportation. In some cases, we can shift non-urgent loads to reliable, lower-carbon options, such as rail. In 2021, XPO moved 217,000 rail shipments in the U.S., which reduced greenhouse gas emissions by over 540,000 metric tons, compared with moving the same freight by truck.
Facilities
Our expertise in the circular economy continues to enhance the eco-profile of our facilities and operating practices. We have ongoing initiatives underway to install LED lighting in our buildings, reuse pallets, right-size packaging and incorporate other environmentally friendly processes into our operations. We cut waste by reusing materials where feasible and recycling a growing share of waste.
Additional Information
For more information on how XPO is working to improve sustainability through operational excellence, innovation and a progressive employment environment, see sustainability.xpo.com.
Our Strategy
Our strategy is to help customers move their goods most efficiently through their supply chains. We deliver value in the form of technological innovations, process efficiencies, cost efficiencies and reliable outcomes. Our services are both highly responsive to customer goals, such as mitigating environmental impacts over time, and proactive in identifying potential improvements. Most important, we have instilled a culture that defines success as mutually beneficial results for our company and our customers.
Management’s growth and optimization strategy is to:
•Market our solutions and vertical expertise to new and existing customers of all sizes, using a partnership approach that creates enduring relationships;
•Leverage our positioning to increasingly capitalize on secular trends in demand, such as the rapid growth of e-commerce and the heightened customer interest in outsourcing freight transportation;
•Recruit and retain talented sales and customer service representatives, and continuously improve their productivity with state-of-the-art training and technology;
•Attract and retain high-caliber independent contracted carriers and independent brokered carriers for our non-asset services; and
•Integrate industry best practices into our operations, with a focus on automation and analytics that drive productivity and market share gains.
Additionally, each of our core businesses executes a strategy of competitive differentiation:
•In North American LTL — recruit and retain quality drivers for our fleet, and best utilize our capacities of drivers, equipment, terminals and technology for a superior customer experience; and
•In truck brokerage — leverage the advantages of our proprietary XPO Connect® digital marketplace to grow our share of the brokerage sector and penetrate the for-hire trucking industry.

Proprietary Technology and Intellectual Property
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
We have built a highly scalable platform on the cloud that enables us to deploy innovations across multiple geographies in a relatively short time, and also take an innovation developed for one of our services and apply it to other services. This differentiates the value we offer and gives our larger accounts an added incentive to use us.
We believe that our investment in technology is among the highest in our industry at an annual average of approximately $300 million. The most significant impacts of our technology to date are in these areas:
XPO Connect® is our proprietary digital freight marketplace; it encompasses our core Freight Optimizer system, shipper interface, API integration, pricing engine, tracking engine, carrier interface and our carrier mobile app, called Drive XPO®. This fully automated, self-learning digital freight platform gives us a scalable framework to continually improve our service, capture share and reduce costs.
XPO Connect® gives shippers access to our transportation network and market data, while freight carriers transact to secure loads through the app. As of December 31, 2021, we had approximately 98,000 carriers registered for XPO Connect® globally and over 600,000 cumulative truck driver downloads of the app. In the fourth quarter of 2021, 70% of our brokerage orders in North America were created or covered digitally.
In LTL, our technology focuses on optimizing the main components of the service we provide: linehaul, pickup-and-delivery and pricing. Our North American LTL linehaul network moved freight approximately 2.5 million miles a day on average in 2021. In total, we moved 18 billion pounds of LTL freight 758 million miles in 2021.
With intelligent route-building, we can reduce empty miles in our linehaul network, improve load factor and mitigate cargo damage. Our proprietary bypass models assimilate massive amounts of data to arrive at recommendations based on volume and density, taking freight dimensions into account to identify gaps in trailer utilization. With pickup-and-delivery, we are focused on optimizing routing, pricing management, trailer utilization, exception management and dock productivity through our technology.
XPO Smart™ is our proprietary suite of intelligent tools and analytics that self-adjusts site by site to drive productivity across our LTL terminal operations. Our software incorporates dynamic data science, predictive analytics and machine learning to aid our managers in workflow decision-making. We use XPO Smart™ to improve our labor in a safe, disciplined and cost-effective manner.
Customers and Markets
We provide services to more than 50,000 customers ranging in size from small, entrepreneurial organizations to Fortune 500 companies and global leaders. The diversification of our customer base minimizes concentration risk: in 2021, our top five customers combined accounted for approximately 9% of our revenue, with our largest customer accounting for approximately 3% of revenue.
Our markets are also highly diversified. The customers we serve span every major industry and touch every part of the economy. Our revenue derives from a mix of key verticals, such as industrial and manufacturing, retail and e-commerce, food and beverage, logistics and transportation and consumer goods.
We market our services to customers with domestic and international supply chains, and primarily perform these services in North America and Europe. In 2021, approximately 72% of our total revenue was generated in the U.S., 11% in France, 7% in the U.K. and 6% in Europe (excluding France and the U.K.).

Competition
XPO operates in highly fragmented marketplaces along with thousands of companies competing domestically and internationally. We compete on quality of service, reliability, scope and scale of operations, technological capabilities, expertise and price.
Our competitors include local, regional, national and international companies that offer the same services we provide, including C.H. Robinson, FedEx, Old Dominion Freight Line and Saia. Some of our competitors have significantly more customers, resources and experience than we have, and some of our customers have sufficient internal resources to perform the services we offer. Due to the competitive nature of our marketplaces, we strive daily to strengthen existing business relationships and forge new relationships.
The health of the freight transportation industry overall will continue to be a function of domestic and global economic growth. However, we believe that we have positioned XPO in fast-growing sectors to benefit from secular trends, such as the demand for e-commerce, omnichannel retail and supply chain outsourcing.
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
Other federal agencies, such as the U.S. Environmental Protection Agency (“EPA”), the U.S. Food and Drug Administration (“FDA”), the California Air Resources Board (“CARB”) and the U.S. Department of Homeland Security (“DHS”), also regulate our equipment, operations, cargo and independent contractor drivers. We are also subject to a variety of vehicle registration and licensing requirements in certain states and local jurisdictions where we operate, as are the third-party carriers with which we contract. In foreign jurisdictions where we operate, our operations are regulated by the appropriate governmental authorities. We may become subject to new or more restrictive regulations relating to emissions, drivers’ hours-of-service, independent contractor eligibility requirements, onboard reporting of operations, air cargo security and other matters affecting safety or operating methods.
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

To facilitate our international operations, XPO is a member of the International Air Transportation Association (“IATA”), a voluntary association of airlines and freight forwarders that outlines operating procedures for forwarders acting as agents or third-party intermediaries for IATA members. A substantial portion of our international air freight business is transacted with other IATA members.
Additionally, some of our subsidiaries are licensed as an Ocean Transportation Intermediary (“OTI”), since they operate as a non-vessel-operating common carrier (“NVOCC”), and/or as an Ocean Freight Forwarder (“OFF”) licensed by the U.S. Federal Maritime Commission (“FMC”), which establishes the qualifications, regulations, licensing and bonding requirements for arranging international transportation to or from the U.S. as an OTI.
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
Classification of Independent Contractors. U.S. tax and other federal and state regulatory authorities, as well as private litigants, continue to assert that independent contractor drivers in the trucking industry are employees rather than independent contractors, while applying a variety of standards in their determinations of independent contractor status. Federal legislators have introduced legislation in the past to make it easier for tax and other authorities to reclassify independent contractors as employees, including legislation to increase the recordkeeping requirements and heighten the penalties for companies that misclassify workers and are found to have violated overtime or wage requirements. Additionally, federal legislators have sought to abolish the current safe harbor, which allows taxpayers that meet certain criteria to treat individuals as independent contractors if they are following a longstanding, recognized practice. Federal legislators also sought to expand the Fair Labor Standards Act to cover “non-employees” who perform labor or services for businesses, even if said non-employees are properly classified as independent contractors; require taxpayers to provide written notice to workers based upon their classification as either an employee or a non-employee; and impose penalties and fines for violations of the notice requirement or for misclassifications. Some states have launched initiatives to increase tax revenues from items such as unemployment, workers’ compensation and income taxes, and the reclassification of independent contractors as employees could help states increase these revenues. In addition to these possible legislative changes, the National Labor Relations Board (“NLRB”) and NLRB's general counsel have signaled the desire to reverse several pro-employer precedents, to make it more difficult for a worker to be classified as an independent contractor by changing the factors used in determining worker classification. The NLRB has also entered into a Memorandum Of Understanding with the U.S. Department of Labor regarding the exchange of information and cooperation in enforcement activities regarding the misclassification of employees as independent contractors. If the independent contractor drivers that provide services to XPO are determined to be our employees, we could incur additional exposure under some or all of the following: federal and state employer taxes, workers’ compensation, unemployment benefits, and labor, employment and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings.
Environmental Regulations. Our operations and our independent contractors are subject to various environmental laws and regulations in the jurisdictions where we operate. In the U.S., these laws and regulations deal with the hauling, handling and disposal of hazardous materials, emissions from vehicles, engine-idling, fuel tanks and related fuel spillage and seepage, discharge and retention of storm water, and other environmental matters that involve inherent environmental risks. We may be responsible for the cleanup of any spill or other incident involving hazardous materials caused by our business. In the past, we have been responsible for the cost to clean up diesel fuel spills caused by traffic accidents or other events, and none of these incidents materially affected our business or operations. We generally transport only hazardous materials rated as low-to-medium-risk, and only a small percentage of our total loads contain hazardous materials.

We believe that our operations are in substantial compliance with current laws and regulations, and we do not know of any existing environmental condition that reasonably would be expected to have a material adverse effect on our business or operating results.
Risk Management and Insurance
We maintain insurance for commercial automobile and trucker’s liability, commercial general liability, cargo legal liability, workers’ compensation and employers’ liability, umbrella and excess liability, cyber risk, and property coverage with coverage limits, deductibles and self-insured retention levels that we believe are reasonable given the varying historical frequency, severity and timing of claims. Certain actuarial assumptions and managerial judgments are made for insurance reserves and are subject to a degree of variability.
Seasonality
Our revenue and profitability are typically lower for the first quarter of the calendar year relative to other quarters. We believe this is due in part to the post-holiday reduction in demand experienced by many of our customers, which leads to less use of our services.
The productivity of our tractors and trailers, independent contractors and other transportation providers generally decreases during the winter season because inclement weather impedes operations. It is not possible to reliably predict whether our historical revenue and profitability trends will continue to occur in future periods.
Human Capital Management
At XPO, every action we take is based on our values – we are safe, entrepreneurial, respectful, innovative and inclusive. Our values shape our approach to human capital management and ensure we provide an excellent work environment for our employees. Our success relies heavily on our strong governance structure, Code of Business Ethics, good corporate citizenship and commitment to employee engagement.
As a customer-centric company with a strong service culture, we continually strive to be an employer of choice. This requires an unwavering commitment to workplace inclusion and safety, professional growth opportunities and competitive total compensation that meets the needs of our employees and their families.
Employee Base Profile
We had approximately 42,000 employees in locations spanning 20 countries as of December 31, 2021, with approximately 21,000 employees in North American LTL and approximately 21,000 employees in Brokerage and Other Services, including corporate. Our workforce is supplemented with approximately 5,400 temporary workers.
By geography, approximately 66% of our employees are based in North America, approximately 33% are in Europe and approximately 1% are in Latin America and Asia combined. By job description, approximately 57% of our employees work as drivers and dockworkers, approximately 25% work as operations and warehouse workers and approximately 9% work in field supervisory and management positions with the remainder in support and other positions. In North America, approximately 78% of our employees occupy hourly roles and approximately 22% are in salaried positions. By gender, approximately 18% of our global employees are female and approximately 23% of global managerial positions (manager or supervisor and above) are occupied by women. Women also comprise approximately 45% of our global salaried field and non-field professionals, and approximately 22% of all U.S. employees at vice president level and above, an increase of more than three percentage points from 2020. By ethnicity, almost 40% of our U.S. employees are ethnically or racially diverse, with representation of Black and African American colleagues surpassing the U.S. census by seven percentage points. Approximately 30% of colleagues in U.S. managerial positions (manager or supervisor and above) identify as ethnically or racially diverse.
As of December 31, 2021, approximately 88% of our employees in Europe were represented by unions or other employee representative bodies. In the U.S., less than 1% of our employees are represented by a union.

Throughout 2021, we made significant investments in the safety, well-being and satisfaction of our employees in the following areas, among others:
Diversity, Equity and Inclusion (“DE&I”)
We take pride in having an inclusive workplace that encourages a diversity of talents and perspectives. We welcome employees of every gender identity, sexual orientation, race, ethnicity, national origin, religion, life experience and disability. Led by our chief diversity officer, we celebrate diversity through our heritage month celebrations, including Black history, women’s history, LGBTQ+ pride, Hispanic heritage, Native American heritage, Asian American heritage and military veterans. We offer inclusivity courses through our XPO University e-learning portal. We also engage in academic partnerships that advance diversity in higher education, including our collaboration with Historically Black Colleges and Universities (“HBCUs”) and the Hispanic Association of Colleges and Universities. We sponsor inclusion programs and employee resource groups that support employee heritage, women, veterans, the LGBTQ+ community, people with disabilities and other multicultural groups. Commitments added in 2021 include a partnership with Hiring our Heroes, a DE&I global employee portal and “Table Talk” conversations on DE&I topics with XPO leaders.
ESG Initiatives in Long-Term Incentives. Our commitment to long-term and successive ESG achievements is demonstrated through our ESG scorecard, which we introduced in 2020 with more than 40 defined ESG targets and initiatives that span a four-year period through 2023. Our ESG scorecard deliverables are organized into six categories that are tied to performance on: (1) employee safety; (2) sustainability; (3) information security; (4) diversity and human capital management, among other areas of ESG. Goals include targets for turnover rates, gender and ethnic diversity growth in managerial positions and DOT recordable preventable accident frequency in both managed transportation and LTL. These ESG performance targets and initiatives, including deliverables for diversity and inclusion, are linked to 25% of our top executives’ long-term incentive compensation.
Health and Safety
The physical and emotional safety of our employees is our top priority, and we have numerous protocols in place to ensure a safe work environment. In the U.S., we aim to maintain an Occupational Safety and Health Administration total recordable incident rate (“TRIR”) that is less than half the published rate for the Truck Transportation industry based on the “Industry Injury and Illness Data” from the U.S. Bureau of Labor Statistics (“BLS”). In 2021, our North American Transport business unit exceeded our target expectation with a TRIR 2.63 points lower than the BLS national benchmark.
Another way we work to decrease occupational injuries and illnesses is through our global Road to Zero program. Road to Zero instills safety and compliance awareness through education, mentoring, communication and on-the-job training. In addition to physical well-being, we also consider emotional well-being to be an important part of workplace safety. Our Code of Business Ethics mandates zero tolerance of discrimination, harassment, retaliation, bullying and other unacceptable behaviors to ensure all employees feel welcome at work. Our open-door policy provides multiple channels for employees to report any incidents, including our anonymous Ethics Point hotline and website, along with any supervisor, manager or member of the HR team.
Throughout the COVID-19 pandemic, we’ve continued to prioritize employee physical and mental health and have aimed to balance protecting employee health while creating a comfortable work environment. We remain diligent in upholding XPO’s COVID-19 safety protocols, including daily health attestations, a contactless delivery policy for our drivers and customers and access to mental health counseling services for employees and their dependents. We continue to offer pandemic paid sick leave to provide U.S. and Canadian employees up to an additional two weeks of fully-paid sick leave.
Talent Development and Engagement
Employee Engagement. At XPO, we regularly solicit feedback from employees to gauge our progress, assess satisfaction and encourage constructive suggestions. Each quarter, we solicit feedback from our global “wired” employees through an online satisfaction survey. In the U.S., we also conduct an annual satisfaction survey among our “non-wired” frontline employee audience in addition to regular roundtables and town halls. Based on employee feedback, we identify improvement areas and develop action plans at the business unit and facility level to implement improvements.
We also foster career development at all levels and seek to recruit and retain the best talent available. Our talent development infrastructure includes these activities and programs, among others:
Recruitment. We tailor our recruitment efforts by geography and job function using an array of channels. We proactively recruit through advertisements tailored for individual roles, and we use a range of different sources to search for potential candidates. For example, through our recruiting partnerships, we advertise open positions on recruitment websites targeted toward women, LGBTQ+ individuals, Blacks and African-Americans, Hispanics, veterans and those who are disabled. Our goal is to identify candidates who have the skills our customers need – or the desire to learn those skills. Specifically, we partner with Hiring our Heroes to attract military veterans and WorkFit, the Down’s Syndrome Association’s employment program.
Modern Hire. Our integrated approach to talent development begins with the recruitment platform we launched this year. It includes job previews, on-demand interviewing and scheduling and pre-employment assessments to improve and personalize the candidate experience, allowing candidates to choose opportunities with XPO that best match their skills and interests. These features also reduce time demands of the candidate and improve employee retention by allowing candidates to learn about XPO and the role for which they’re applying prior to joining XPO.
Grow at XPO. This program offers tailored skills development, training and mentoring for employees who aspire to grow into higher-paying positions with more responsibility at XPO. Grow at XPO is intended primarily to create opportunities for employees from minority populations or underrepresented communities.
Driver School. XPO’s driver training schools are instrumental in our driver recruitment efforts, enabling us to teach new drivers. We have 130 driver training schools in our network and graduated approximately 900 students in 2021. Our driver training program is also a critical component of our driver retention strategy, as our retention rate on average over the past two years for internal driver school graduates is more than 30 percentage points higher than that of external driver hires. Our recent enhancements to student compensation and training options are industry-leading and include free tuition, guaranteed wages for instruction hours, on-the-job training and other benefits. In contrast to the BLS-reported national average age of 46 years old for employees in the Truck Transportation industry, approximately 80% of our 2021 student driver hired population is below 40 years of age with nearly half of students between the ages of 25-34 years old. We plan to expand our graduate count in 2022 to double our graduates in 2021.
XPO Graduate Program (LTL). We maintain a robust “ready now” pipeline of future operations leaders by using structured sponsorships and incidental learning techniques. These programs are designed to develop internal candidates who demonstrate high potential in supervisory roles, preparing them to become site leaders. The programs also help retain top talent by defining personalized development paths, and they attract new talent by differentiating XPO from its competitors.
XPO RISE. Our executive training program for high-potential managers launched in the U.S. in 2021 and will launch in Europe in 2022. This program emphasizes our commitment to promote from within and increase gender diversity in executive management roles by providing cross-functional leadership experience via special projects, collaboration with peers and mentoring from XPO executives.
XPO University. Our learning and development platform encompasses online and in-person programs, including JumpStart onboarding, management training and skills development. In 2021, more than one million training hours were completed by our employees worldwide.
Expansive Total Rewards
We appreciate that our employees choose to work for XPO from among many options inside and outside our industry. We offer a total compensation package that is both competitive and progressive to attract and retain outstanding talent.

Competitive Wages. In 2021, total compensation expense for employees (i.e., excluding contingent workers) rose by 13%, or $389 million, reflecting both concentrated and broad-based investments in wage increases for more than 22,000 hourly workers throughout the year, and annual merit-based and promotional increases for our salaried employees. In addition, we hired nearly 15,000 employees globally at competitive rates as we continued to invest in the company’s growth, innovation and commitment to deliver relentlessly for our customers.
Comprehensive Benefits. We offer a comprehensive suite of health and welfare benefit programs to support employees and their families. Many of these benefits are offered because of employee feedback. In the U.S., examples include:
•Pregnancy Care Policy: guarantees up to 80 hours of paid prenatal leave and certain automatic accommodations, plus consideration of more significant accommodations.
•Family Bonding Policy: provides 100% paid time off for six weeks for the primary caregiver of a newborn or newly adopted child, and 100% paid time off for two weeks for a secondary caregiver.
•Tuition Reimbursement: provides up to $5,250 annually for continuing education, tuition-free commercial driver training and education discounts for more than 80 fields of online study.
•Additional Benefits: including access to a Total Rewards Statement, assistance with diabetes management, supplemental insurance and short-term loans.
In Europe, XPO’s benefit programs vary by country and are tailored to the needs of local markets. Examples include comprehensive healthcare and risk insurances, employee assistance programs covering mental, physical and financial well-being, commercial driver training, vocational coaching and training and a full flexible benefits program in the U.K.
Community Involvement
In 2021, there were hundreds of examples of our company and employees giving back, including our support of the Susan G. Komen Foundation, Truckers Against Trafficking, Soles4Souls, Girls With Impact, Toys for Tots, Elves & More and the Make-A-Wish Foundation, among others.

Information about our Executive Officers
The following information relates to each of our executive officers:

Name	Age	Position
Brad Jacobs	65	Chairman of the Board and Chief Executive Officer
Mario Harik	41	Chief Information Officer; Acting President, Less-Than-Truckload
Ravi Tulsyan	53	Chief Financial Officer
Brad Jacobs has served as XPO’s chairman of the Board of Directors and chief executive officer since September 2011. Mr. Jacobs also has served as the non-executive chairman of the Board of Directors of GXO Logistics, Inc. since August 2, 2021. He is also the managing member of Jacobs Private Equity, LLC, which is one of XPO’s largest stockholders. Mr. Jacobs led two other public companies prior to XPO: United Rentals, Inc., which he founded in 1997, and United Waste Systems, Inc., which he founded in 1989. Mr. Jacobs served as chairman of United Rentals from 1997 to 2007, and as chief executive officer from 1997 to 2003. He served as chairman and chief executive officer of United Waste Systems from 1989 to 1997.
Mario Harik has served as XPO’s chief information officer since November 2011 and acting president, Less-Than-Truckload since October 2021. Mr. Harik has led numerous technological developments for transportation and logistics industries, built comprehensive technology organizations, overseen the implementation of extensive proprietary platforms, and consulted to Fortune 100 companies. His prior positions include chief information officer and senior vice president of research and development with Oakleaf Waste Management; chief technology officer with Tallan, Inc.; co-founder of G3 Analyst, where he served as chief architect of web and voice applications; and solutions architect and consultant with Adea Solutions. Mr. Harik holds a master’s degree in engineering, information technology from Massachusetts Institute of Technology, and a degree in engineering – computer and communications from the American University of Beirut, Lebanon.
Ravi Tulsyan has served as XPO’s chief financial officer since September 2021, after formerly serving as the company’s deputy chief financial officer since February 2021 and treasurer since 2016. Prior to XPO, Mr. Tulsyan served as treasurer and senior vice president, M&A with ADT Corporation following ADT’s 2012 spin off from Tyco International. Mr. Tulsyan previously served as Tyco’s vice president of global capital markets and head of financial planning and analysis at the time of the separation, and led all treasury activities related to the transaction. Earlier, Mr. Tulsyan held executive positions as senior treasury manager with PepsiCo, and manager of derivatives strategy and trading with Xerox Corporation. He holds a master’s degree in finance from the University of Rochester, a master’s degree in mechanical engineering from the Ohio State University, and a bachelor’s degree from the Indian Institute of Technology Madras.
Available Information
Our corporate website is www.xpo.com. On this website, you can access, free of charge, our reports on Forms 10-K, 10-Q and 8-K, as well as specialized disclosure reports on Form SD, Proxy Statements on Schedule 14A and amendments to these materials. Materials are available online as soon as reasonably practicable after we electronically submit them to the SEC. You can also access materials on our website regarding our corporate governance policies and practices, including our Corporate Governance Guidelines, Code of Business Ethics and the charters relating to the committees of our Board of Directors. You may request a printed copy of these materials without charge by writing to: Investor Relations, XPO Logistics, Inc., Five American Lane, Greenwich, Connecticut 06831.

ITEM 1A.    RISK FACTORS
The following are important factors that could affect our financial performance and could cause actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Annual Report or our other filings with the SEC or in oral presentations such as telephone conferences and webcasts open to the public. You should carefully consider the following factors in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our Consolidated Financial Statements and related Notes in Item 8.
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
•We may not be able to appropriately adjust our expenses to rapid changes in market demand. In order to maintain high variability in our business model, it is necessary to adjust staffing levels when market demand changes. In periods of rapid change, it is more difficult to match our staffing levels to our business needs. In addition, we have other expenses that are primarily variable but are fixed for a period of time, as well as certain significant fixed expenses; we may be unable to adequately adjust these expenses to match a rapid change in demand; and
•The U.S. government has made significant changes in U.S. trade policy and has taken certain actions that have negatively impacted U.S. trade, including imposing tariffs on certain goods imported into the U.S. To date, several governments, including the European Union (“EU”) have imposed tariffs on certain goods imported from the U.S. These actions may contribute to weakness in the global economy that could adversely affect our results of operations. Any further changes in U.S. or international trade policy could trigger additional retaliatory actions by affected countries, resulting in “trade wars” and further increased costs for goods transported globally, which may reduce customer demand for these products if the parties having to pay those tariffs increase their prices, or in trading partners limiting their trade with countries that impose anti-trade measures. Such conditions could have an adverse effect on our business, results of operations and financial condition, as well as on the price of our common stock.

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
During the COVID-19 pandemic, we have incurred additional costs to meet the needs of our customers and employees. We expect to continue to incur additional costs, which may be significant, as we implement operational changes in response to the pandemic. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.
The impacts of the COVID-19 pandemic may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 outbreak has subsided. The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that we are not able to predict. Due to the largely unprecedented and evolving nature of the COVID-19 pandemic, it remains very difficult to predict the extent of the impact on our industry generally and our business in particular. Furthermore, the extent and pace of a recovery remains uncertain and may differ significantly among the countries in which we operate. As a result, the pandemic and related supply chain disruptions could have a material impact on our results of operations and heighten many of our other known risks described in this Annual Report.
Risks related to Our Strategy, Operations, Legal and Compliance and Finance
Our company-specific action plan to enhance network efficiencies and drive growth in our North American LTL business, and other management actions to improve our North American LTL business, may not be effective or timely, and may not improve our results of operations or cash flow from operations as planned.
We have undertaken a company-specific action plan to enhance network operating efficiencies and drive growth in our North American LTL business, including among other actions, selectively imposing freight embargoes, increasing prices, expanding our driver school enrollment, increasing production capacity of our trailer manufacturing facility, and investing in the door count in our network of terminal facilities. The effectiveness and timeliness of these actions, which are and will be costly, and other management actions to improve our North American LTL business, may not result in the expected improvements in our results of operations or cash flow from operations in our North American LTL business.
Our profitability may be materially adversely impacted if our investments in equipment and service centers do not match customer demand for these resources or if there is a decline in the availability of funding sources for these investments.
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
We are implementing various cost and revenue initiatives to further increase our profitability, including advanced pricing analytics and revenue management tools, our digital freight platform, our shared distribution network, cross-selling to strategic accounts, LTL process improvements, workforce productivity, European margin expansion, global procurement and further back-office optimization. If we are not able to successfully implement these cost and revenue initiatives, our future financial results may suffer.
We may not successfully manage our growth.
We have grown rapidly and substantially over prior years, including by expanding our internal resources, making acquisitions and entering into new markets, and we intend to continue to focus on growth, including organic growth through new customer wins and increased business with existing customers, as well as additional acquisitions. We may experience difficulties and higher-than-expected expenses in executing this strategy as a result of unfamiliarity with new markets, changes in revenue and business models, entry into new geographic areas and increased pressure on our existing infrastructure and information technology systems from multiple customer project implementations.
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
We may sell, spin off or otherwise divest one or more of our business units, which may have an adverse effect on our remaining businesses and the market price of our common stock, and we would anticipate incurring material compensation and other expenses, including expenses related to the acceleration of equity awards, in connection with substantial dispositions.
We may sell, spin off or otherwise divest, in whole or in part, one or more of our business units, which may have an adverse effect on our remaining businesses and the market price of our common stock, and we would anticipate incurring material compensation and other expenses, including expenses related to the acceleration of equity awards, in connection with entering into and/or completing substantial dispositions. We may not realize the price we expect to receive when divesting a business unit, we may incur a loss in connection with a sale, spin-off or other divestiture of a business unit, the market price of our common stock and the multiples at which our common stock trades may not increase following a business unit sale, spin-off or other divestiture, and/or we may incur ongoing transition obligations and costs that adversely impact our operations following a business unit sale, spin-off or other divestiture. Certain of these factors could have an adverse effect on our results of operations and cash flows.
In addition, a sale, spin-off or other divestiture of one or more of our business units will result in us being a smaller, less diversified company with a more concentrated area of focus. Following a potential sale, spin-off or other divestiture, we will be reliant on our remaining business units. As a result, we may become more vulnerable to changing market conditions, which could have a material adverse effect on our business, financial condition and results of operations. The diversification of our revenues, costs and cash flows will diminish as a result of a sale, spin-off or other divestiture, such that our results of operations, cash flows, working capital, effective tax rate and financing requirements may be subject to increased volatility and our ability to fund capital expenditures, investments and service our debt may be diminished. We may also incur ongoing costs and retain certain liabilities that were previously allocated to entities that were sold, spun off or otherwise divested. Those costs may exceed our estimates or could diminish the benefits we expect to realize.
Further, a sale, spin-off or other divestiture of one or more of our business units may subject us to litigation. An unfavorable outcome of such litigation may result in a material adverse impact on our business, financial condition, cash flows or results of operations. In addition, regardless of the outcome, litigation proceedings can be costly, time-consuming, disruptive to our operations, and distracting to management.
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
If we determine that our goodwill has become impaired, we may incur impairment charges, which would negatively impact our operating results.
At December 31, 2021, we had $2.5 billion of goodwill on our consolidated balance sheet. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. We assess potential impairment of our goodwill annually, or more frequently if an event or circumstance indicates an impairment loss may have been incurred. Impairment may result from significant changes in the manner or use of the acquired assets, in connection with the sale, spin off or other divestiture of a business unit, negative industry or economic trends and/or significant underperformance relative to historic or projected operating results. For a discussion of our goodwill impairment testing, see “Critical Accounting Policies and Estimates - Evaluation of Goodwill” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
We rely on a combination of intellectual property rights, including patents, copyrights, trademarks, domain names, trade secrets, intellectual property licenses and other contractual rights, to protect our intellectual property and technology. Any of our owned or licensed intellectual property rights could be challenged, invalidated, circumvented, infringed or misappropriated; our trade secrets and other confidential information could be disclosed in an unauthorized manner to third parties; or we may fail to secure the rights to intellectual property developed by our employees, contractors and others. Efforts to enforce our intellectual property rights may be time-consuming and costly, distract management’s attention and divert our resources, and ultimately be unsuccessful. Moreover, should we fail to develop and properly manage future intellectual property, this could adversely affect our market positions and business opportunities.

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
Also, concerns relating to climate change have led to a range of local, state, federal, and international regulatory and policy efforts to seek to address greenhouse gas (“GHG”) emissions. In the U.S., various approaches are being proposed or adopted at the federal, state, and local government levels. These efforts could lead to additional costs on the Company now or in the future, including increased fuel and other capital or operational costs, or additional legal requirements on the Company. In addition to the potential for additional GHG regulation or incentives, enhanced corporate, public, and stakeholder awareness of climate change could affect the Company's reputation or customer demand. Climate change concerns and GHG regulatory efforts could also affect the Company's customers themselves. Any of these factors, individually or combined with one or more factors, or other unforeseen factors or other impacts of climate change, could affect the Company and have an effect on our business, operations, or financial condition.
Risks related to Our Use of Technology
Our business will be seriously harmed if we fail to develop, implement, maintain, upgrade, enhance, protect and integrate our information technology systems, including those systems of any businesses that we acquire.
We rely heavily on our information technology systems in managing our business; they are a key component of our customer-facing services and internal growth strategy. In general, we expect our customers to continue to demand more sophisticated, fully integrated technology from their transportation providers. To keep pace with changing technologies and customer demands, we must correctly address market trends and enhance the features and functionality of our proprietary technology platform in response to these trends. This process of continuous enhancement may lead to significant ongoing software development costs, which will continue to increase if we pursue new acquisitions of companies and their current systems. In addition, we may fail to accurately determine the needs of our customers or trends in the transportation industry, or we may fail to respond appropriately by implementing functionality for our technology platform in a timely or cost-effective manner. Any such failures could result in decreased demand for our services and a corresponding decrease in our revenues.
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
We are developing proprietary information technology. Our technology may not be successful or may not achieve the desired results and we may require additional training or different personnel to successfully implement this technology. Our technology development process may be subject to cost overruns or delays in obtaining the expected results, which may result in disruptions to our operations.
A failure of our information technology infrastructure or a breach of our information security systems, networks or processes may materially adversely affect our business.
The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage our sales and marketing, financial, legal and compliance functions, engineering and product development tasks, research and development data, communications, order entry and fulfillment and other business processes. We also rely on third parties and virtualized infrastructure to operate our information technology systems. Despite significant testing, external and internal risks, such as malware, insecure coding, “Acts of God,” data leakage and human error, pose a direct threat to the stability or effectiveness of our information technology systems and operations. The failure of our information technology systems to perform as we anticipate has in the past, and could in the future, adversely affect our business through transaction errors, billing and invoicing errors, internal recordkeeping and reporting errors, processing inefficiencies and loss of sales, receivables collection or customers. Any such failure could result in harm to our reputation and have an ongoing adverse impact on our business, results of operations and financial condition, including after the underlying failures have been remedied. Further, the delay or failure to implement information system upgrades and new systems effectively could disrupt our business, distract management’s focus and attention from our business operations, and increase our implementation and operating costs, any of which could negatively impact our operations and operating results.
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
Also, due to recent advances in technology and well-known efforts on the part of computer hackers and cyber-terrorists to breach data security of companies, we face risks associated with potential failure to adequately protect critical corporate, customer and employee data, which, if released, could adversely impact our customer relationships, our reputation, and even violate privacy laws. Recently, regulatory and enforcement focus on data protection has heightened in the U.S. and abroad, particularly in the EU. Failure to comply with applicable U.S. or foreign data protection regulations or other data protection standards may expose us to litigation, fines, sanctions or other penalties, which could harm our business, reputation, results of operations and financial condition.
Risks related to Our Credit and Liquidity
Our indebtedness could adversely affect our financial condition.
We have outstanding indebtedness, which could: negatively affect our ability to pay principal and interest on our debt; increase our vulnerability to general adverse economic and industry conditions; limit our ability to fund future capital expenditures and working capital, to engage in future acquisitions or development activities, or to otherwise realize the value of our assets and opportunities fully because of the need to dedicate a substantial portion of our cash flow to payments of interest and principal or to comply with any restrictive terms of our debt; limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; impair our ability to obtain additional financing or to refinance our indebtedness in the future; and place us at a competitive disadvantage compared to our competitors that may have proportionately less debt.
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
The Second Amended and Restated Revolving Loan Credit Agreement, as amended (the “ABL Facility”) and the senior secured term loan credit agreement, as amended (the “Term Loan Facility”), provide for an interest rate based on London Interbank Offered Rate (“LIBOR”) or a Base Rate, as defined in the agreements, plus an applicable margin. Our European trade receivables securitization program (the “Receivables Securitization Program”) provides for an interest rate at lenders’ cost of funds plus an applicable margin. Our financial position may be affected by fluctuations in interest rates since the ABL Facility, Term Loan Facility and Receivables Securitization Program are subject to floating interest rates. Refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” for the impact on interest expense of a hypothetical 1% increase in the interest rate. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A significant increase in interest rates could have an adverse effect on our financial position and results of operations. Additionally, the interest rates on some of our debt is tied to

LIBOR. In July 2017, the head of the U.K.’s Financial Conduct Authority announced its intention to phase out the use of LIBOR by the end of 2021. However, for U.S. dollar-denominated (“USD”) LIBOR, only one-week and two-month USD LIBOR will cease to be published after 2021, and all remaining USD LIBOR tenors will continue being published until June 2023. The uncertainty regarding the future of LIBOR, as well as the transition from LIBOR to another benchmark rate or rates, could have adverse impacts on our outstanding debt that currently uses LIBOR as a benchmark rate, and ultimately, adversely affect our financial condition and results of operations.
Risks related to Third-Party Relationships
We depend on third parties in the operation of our business.
In our intermodal drayage, expedite, last mile and global forwarding operations, we do not own or control the transportation assets that deliver our customers’ freight, and we do not employ the people directly involved in delivering this freight. In addition, in our intermodal drayage, expedite and last mile businesses, we engage independent contractors who own and operate their own equipment. Accordingly, we are dependent on third parties to provide truck, rail, ocean, air and other transportation services and to report certain events to us, including delivery information and cargo claims. This reliance on third parties could cause delays in reporting certain events, impacting our ability to recognize revenue and claims in a timely manner.
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
Our LTL services in North America and Europe and our full truckload services in Europe are conducted primarily with employee drivers. Our industry is currently experiencing and may, in the future, experience intense competition for qualified drivers in the transportation industry due to a shortage of drivers. The availability of qualified drivers may be affected from time to time by changing workforce demographics, competition from other transportation companies and industries for employees, the availability and affordability of driver training schools, changing industry regulations, and the demand for drivers in the labor market. If the current industry-wide shortage of qualified drivers continues, our global LTL operations and our European truckload operation could experience difficulty in attracting and retaining enough qualified drivers to fully satisfy customer demand. During periods of increased competition in the labor market for drivers, our LTL and full truckload operations may be required to increase driver compensation and benefits in the future or face difficulty meeting customer demand, all of which could adversely affect our profitability. Additionally, a shortage of drivers could result in the underutilization of our truck fleet, lost revenue, increased costs for purchased transportation or increased costs for driver recruitment.
Our business may be materially adversely affected by labor disputes.
Our business in the past has been, and in the future could be, adversely affected by strikes and labor negotiations at seaports, labor disputes between railroads and their union employees, or by a work stoppage at one or more railroads or local trucking companies servicing rail or port terminals, including work disruptions involving owner-operators under contract with our local trucking operations. Strikes and work stoppages also could occur at our own facilities. Port shutdowns and similar disruptions to major points in national or international transportation networks, most of which are beyond our control, could result in terminal embargoes, disrupt equipment and freight flows, depress volumes and revenues, increase costs and have other negative effects on our operations and financial results.
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
Since 2014, in the U.S., the International Brotherhood of Teamsters (“Teamsters”) has attempted to organize employees at several of our LTL locations, and the International Association of Machinists (“Machinists”) has attempted to organize a small number of mechanics at three LTL maintenance shops. Additionally, the Teamsters is currently pursuing representation of independent contractor owner-operators at our Intermodal Commerce and San Diego, CA locations.
The majority of our employees involved in these organizing efforts rejected union representation. As of January 31, 2022, our employees had voted against union representation in 19 of the 29 union elections held since 2014.
In May 2020, LTL technicians at our Gary Hammond, IN shop ratified a contract negotiated between XPO and the Machinists union. In November 2021, the Gary Hammond facility lease expired and that shop was closed by us. In July 2021, LTL drivers and dockworkers at our Miami, FL service center and drivers at our Trenton, NJ service center ratified contracts negotiated between XPO and the Teamsters. As of January 31, 2022, we are engaged in good faith bargaining with the Teamsters at two locations where employees voted in favor of union representation.
In 2019, a majority of employees at our LTL service centers in Laredo, TX and Aurora, IL, voted to decertify the Teamsters as the employees’ representative. In December 2020, a majority of employees at our LTL service center in Cinnaminson, NJ also voted to decertify the Teamsters as their bargaining representative. In August 2021, drivers at our LTL service center in Los Angeles, CA also filed a decertification petition. In October 2021, the Teamsters disclaimed interest in continuing to represent the employees at that location. In September 2021, employees at our Bakersfield, CA service center filed a petition to decertify the Teamsters and later that month the Teamsters disclaimed interest in continuing to represent employees at that location. Likewise, in November 2021, the Teamsters withdrew its petition for an election at our Kansas City LTL service center.

Since 2014, the Teamsters have withdrawn seven petitions seeking elections on behalf of LTL employees prior to the election being held, and the Machinists withdrew one petition for an LTL election on behalf of a small group of shop employees. Today, only 184 North American LTL employees are represented by a union, of which only 98 are subject to a collective bargaining agreement.
In January 2022, LTL employees at our Trenton, NJ service center filed a deauthorization petition with the NLRB seeking to withdraw the authority of the Teamsters to require union employees to pay union dues to retain their XPO jobs. The outcome of that vote is pending.
Finally, in January 2022, the Teamsters filed a petition for an election with the NLRB seeking to represent approximately 250 owner operators at our Intermodal's Commerce and San Diego, CA Intermodal locations, and the drivers they employ, who are independent contractors. The Teamsters argue that the owner operators and their drivers are misclassified and that they are, in fact, XPO employees entitled to organize under the National Labor Relations Act. We will vigorously oppose the Teamsters’ efforts. Although we have properly classified these workers under the current legal precedent as independent contractors as opposed to employees, the NLRB and its General Counsel have signaled the possible reversal of that precedent, and other pro-employer precedents. In addition, the NLRB and the U.S. Department of Labor have entered into a Memorandum of Understanding regarding the exchange of information and cooperation in enforcement activities regarding misclassification issues. The White House Task Force on Worker Organizing and Empowerment released a report on February 7, 2022 with numerous pro-labor recommendations regarding, among others, federal government support of union organizing efforts and enforcement against companies that misclassify employees as independent contractors. There can be no assurance that increased government regulation and enforcement in this area will not increase our costs or have an adverse effect on our results of operations, cash flows and businesses.
We cannot predict with certainty whether further organizing efforts may result in the unionization of any additional locations in the U.S. There can be no assurance that decertification will succeed at any of our facilities with union representation. If union efforts are successful, these efforts may result in increased costs and decreased efficiencies at the specific locations where representation is elected, and have an adverse effect on our results of operations, cash flows and businesses.
Risks related to the Spin-Off
We may be unable to achieve some or all of the benefits that we expect to achieve from the spin-off.
Although we believe that separating our Logistics segment into a stand-alone, publicly traded company has provided financial, operational and other benefits to us and our stockholders, we cannot provide assurance that we will achieve the full strategic and financial benefits expected from the spin-off. If we do not realize the intended benefits of the spin-off, we could suffer a material adverse effect on our business, financial conditions, results of operations and cash flows.
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
It was a condition to the spin-off that we receive an opinion of outside counsel regarding the qualification of the spin-off, together with certain related transactions, as a “reorganization” within the meaning of Sections 355 and 368(a)(1)(D) of the Internal Revenue Code. The opinion of counsel was based upon and relied on, among other things, various facts and assumptions, as well as certain representations, statements and undertakings of XPO and GXO, including those relating to the past and future conduct of XPO and GXO. If any of these facts, assumptions, representations, statements or undertakings is, or becomes, inaccurate or incomplete, or if XPO or GXO breaches any of its representations or covenants contained in the separation agreement and certain other agreements and documents or in any documents relating to the opinion of counsel, the opinion of counsel may be invalid, and the conclusions reached therein could be jeopardized.

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
If the spin-off, together with certain related transactions, were to fail to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code, in general, for U.S. federal income tax purposes, XPO would recognize taxable gain as if it had sold the GXO common stock in a taxable sale for its fair market value (unless XPO and GXO jointly make an election under Section 336(e) of the Code with respect to the spin-off, in which case, in general, (a) XPO would recognize taxable gain as if GXO had sold all of its assets in a taxable sale in exchange for an amount equal to the fair market value of GXO common stock and the assumption of all its liabilities and (b) GXO would obtain a related step-up in the basis of its assets), and GXO stockholders who receive such GXO shares in the spin-off would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares.
In connection with the separation into two public companies, each of XPO and GXO agreed to indemnify each other for certain liabilities. If we are required to pay under these indemnities to GXO, our financial results could be negatively impacted. The GXO indemnities may not be sufficient to hold us harmless from the full amount of liabilities for which GXO will be allocated responsibility, and GXO may not be able to satisfy its indemnification obligations in the future.
Pursuant to the separation and distribution agreement and certain other agreements between XPO and GXO, each party agrees to indemnify the other for certain liabilities, in each case for uncapped amounts. Indemnities that we may be required to provide GXO are not subject to any cap, may be significant and could negatively impact our business. Third parties could also seek to hold us responsible for any of the liabilities that GXO has agreed to retain. Any amounts we are required to pay pursuant to these indemnification obligations and other liabilities could require us to divert cash that would otherwise have been used in furtherance of our operating business. Further, the indemnities from GXO for our benefit may not be sufficient to protect us against the full amount of such liabilities, and GXO may not be able to fully satisfy its indemnification obligations.
Moreover, even if we ultimately succeed in recovering from GXO any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could negatively affect our business, results of operations and financial condition.
Risks related to Litigation and Regulations
Certain of our businesses rely on owner-operators and contract carriers to conduct their operations, and the status of these parties as independent contractors, rather than employees, is being challenged.
We are involved in numerous lawsuits, including class action lawsuits, multi-plaintiff and individual lawsuits, and state tax and other administrative proceedings that claim that our contract carriers or owner-operators or their drivers should be treated as our employees, rather than independent contractors, or that certain individuals were not paid for all compensable time or were not provided with required meal or rest breaks. These lawsuits and proceedings may seek substantial monetary damages (including claims for unpaid wages, overtime, failure to provide meal and rest periods, unreimbursed business expenses and other items), injunctive relief, or both. In addition, we incur certain costs, including legal fees, in defending the status of these parties as independent contractors.
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
We are currently subject to securities class action litigation alleging violations of securities laws, which could harm our business and require us to incur significant costs. In December 2018, two purported class action lawsuits were filed against us and certain of our officers; these lawsuits alleged that we made false and misleading statements, purported to assert claims for violations of federal securities laws and sought unspecified compensatory damages and other relief. One class action lawsuit has since been voluntarily dismissed. In March 2021, the court dismissed the second class action lawsuit with prejudice. In April 2021, the plaintiffs appealed the court’s decision to dismiss the second class action lawsuit. While we believe that we have a number of valid defenses to the claims described above and intend to vigorously defend ourselves in the remaining class action lawsuit, the matter is in the appellate process and no assessment can be made as to the likely outcome of the matter or whether it will be material to us. Also, we may be subject to additional proceedings of this type in the future, which could require significant attention from management or result in significant legal expenses, settlement costs or damage awards, any of which could have a material impact on our financial position, results of operations and cash flows.
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
We are subject to income taxes in the United States and many foreign jurisdictions. Changes to income tax laws and regulations, or the interpretation of such laws, in any of the jurisdictions in which we operate could significantly increase our effective tax rate and ultimately reduce our cash flows from operating activities and otherwise have a material adverse effect on our financial condition, results of operations and cash flows. The U.S. Congress, the Organization for Economic Co-operation and Development (“OECD”), the EU and other government agencies in jurisdictions in which we and our affiliates do business have maintained a focus on the taxation of multinational companies. The OECD has recommended changes to numerous long-standing international tax principles through its base erosion and profit shifting (“BEPS”) project. In addition, the current U.S. presidential administration has called for changes to fiscal and tax policies, which may include comprehensive tax reform. These and other tax laws and related regulations changes, to the extent adopted, may increase tax uncertainty and/or our effective tax rate, result in higher compliance cost and adversely affect our provision for income taxes, results of operations and/or cash flows.
We are subject to governmental regulations and political conditions, which could negatively impact our business.
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
Certain of our businesses engage in the transportation of hazardous materials, the movement, handling and accidental discharge of which are highly regulated. Our failure to maintain the required licenses, or to comply with applicable regulations, could have a material adverse impact on our business and results of operations. See the “Regulation” section under Item 1, “Business” for more information.
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
Furthermore, political conditions may increase the level of intensity of regulations that impact our business, may require changes to our operating practices, may influence demand for our services, or may require us to incur significant additional costs, any of which could negatively impact our business.
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
Competition in the transportation services industry is intense. Increased competition may lead to a reduction in revenues, reduced profit margins, or a loss of market share, any one of which could harm our business. There are many factors that could impair our profitability, including the following: (i) competition from other transportation services companies, some of which offer different services or have a broader coverage network, more fully developed information technology systems and greater capital resources than we do; (ii) a reduction in the rates charged by our competitors to gain business, especially during times of declining economic growth, which may limit our ability to maintain or increase our rates, maintain our operating margins or achieve significant growth in our business; (iii) shippers soliciting bids from multiple transportation providers for their shipping needs, which may result in the depression of freight rates or loss of business to competitors; (iv) the establishment by our competitors of cooperative relationships to increase their ability to address shipper needs; (v) decisions by our current or prospective customers to develop or expand internal capabilities for some of the services we provide; and (vi) the development of new technologies or business models that could result in our disintermediation in certain services we provide.
The withdrawal of the United Kingdom from the European Union may have a negative effect on global economic conditions, financial markets and our operations.
In June 2016, a majority of voters in the U.K. voted in favor of the U.K.’s withdrawal from the EU (“Brexit”) in a national referendum. On January 31, 2020, the U.K. withdrew from the EU. The referendum and subsequent withdrawal of the U.K. from the EU have created significant uncertainty about the future relationship between the U.K. and the EU and will have uncertain impacts on our transportation operations in Europe. In 2021, we derived approximately 7% of our revenue from the U.K. and an aggregate 17% from the rest of the European countries where we operate.
Following Brexit, the movement of goods between the U.K. and the remaining member states of the EU has become subject to additional inspections and documentation checks, which may create delays at ports of entry and departure and potential impacts on our ability to efficiently provide our transportation service. Moreover, currency volatility could drive a weaker U.K. pound which could result in a decrease in our reported consolidated financial results for the U.K., which are reported in U.S. dollars.
Any adverse consequences of Brexit, such as a deterioration in the U.K.’s or the EU’s economic condition, currency exchange rates, bilateral trade agreements or regulatory trade environment, including the potential imposition of tariffs, could reduce demand for our services in the U.K. or the EU or otherwise have a negative impact on our operations, financial condition and results of operations.
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
Under applicable SEC rules, our chairman and chief executive officer, Mr. Jacobs, beneficially owned approximately 10.7% of our outstanding common stock as of December 31, 2021. This concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with concentrated stockholders. Mr. Jacobs can exert substantial influence over our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders. Additionally, significant fluctuations in the levels of ownership of our largest stockholders and our directors and officers (for example, if such persons decide to sell all or a portion of their shares), including shares beneficially owned by Mr. Jacobs, could adversely impact the volume of trading, liquidity and market price of our common stock.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
As of December 31, 2021, we operated approximately 771 locations, primarily in North America and Europe. These facilities are located in all 48 contiguous U.S. states, as well as globally.

Segment (Location)	Leased Facilities	Owned Facilities	Customer Facilities (2)	Total
North American LTL	221	117	—	338
Brokerage and Other Services:
North America	192	2	14	208
Europe	190	13	4	207
Other (1)	8	—	—	8
Brokerage and Other Services	390	15	18	423
Corporate	10	—	—	10
Total	621	132	18	771
(1)    Locations not in North America or Europe; primarily in Asia.
(2)    Includes leased locations and customer sites (owned or leased by customers).
We lease our current executive office located in Greenwich, Connecticut, as well as our national operations center in Charlotte, North Carolina, our shared-services center in Portland, Oregon and various office facilities in France, the U.K. and India to support our global executive and shared-services functions. We believe that our facilities are sufficient for our current needs.
ITEM 3.    LEGAL PROCEEDINGS
Information with respect to certain legal proceedings is included in Note 18—Commitments and Contingencies to our Consolidated Financial Statements (included in Part II, Item 8 of this Annual Report) and is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see “Risk Factors” above.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol XPO.
As of February 11, 2022, there were approximately 115 registered holders of our common stock. We have never paid, and have no immediate plans to pay, cash dividends on our common stock.

Stock Performance Graph
The graph below compares the cumulative five-year total return of holders of our common stock with the cumulative performance of the Dow Jones Transportation Average index and the S&P 400 MidCap index. The graph assumes that the value of the investment in our common stock and each index was $100 on December 31, 2016 and that all dividends and other distributions, including the effect of the spin-off of GXO, were reinvested. The comparisons in the graph below are based on historical data and not indicative of, or intended to forecast, future performance of our common stock.

$325
$300
$275
$250
$225
$200
$175
$150
$125
$100
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
XPO Logistics, Inc.
S&P 400 MidCap
Dow Jones Transportation Average

	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
XPO Logistics, Inc.	$100.00	$212.21	$132.16	$184.66	$276.18	$314.18
Dow Jones Transportation Average	$100.00	$119.02	$104.35	$126.09	$146.92	$195.72
S&P 400 MidCap	$100.00	$116.24	$103.36	$130.44	$148.26	$184.96
Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 6.    RESERVED

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
XPO Logistics is a leading provider of freight transportation services. We use our proprietary technology to move goods efficiently through our customers’ supply chains, primarily by providing less-than-truckload (“LTL”) and truck brokerage services. These two core lines of business generated the majority of our 2021 revenue and operating income.
Our company has two reportable segments — (i) North American LTL and (ii) Brokerage and Other Services — and within each segment, we are a leading provider in vast, fragmented transportation sectors with growing penetration. We believe that our substantial exposure to secular industry growth trends, our first-mover advantage as an innovator and our blue-chip customer relationships are compelling competitive advantages.
On August 2, 2021, we completed the previously announced spin-off of our Logistics segment in a transaction intended to qualify as tax-free to XPO and our stockholders for U.S. federal income tax purposes, which was accomplished by the distribution of 100% of the outstanding common stock of GXO Logistics, Inc. (“GXO”) to XPO stockholders. XPO stockholders received one share of GXO common stock for every share of XPO common stock held at the close of business on July 23, 2021, the record date for the distribution. XPO does not beneficially own any shares of GXO’s common stock following the spin-off. GXO is an independent public company trading under the symbol “GXO” on the New York Stock Exchange. The historical results of GXO are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented.
Impacts of COVID-19 and Supply Chain Challenges
As a leading provider of freight transportation services, our business can be impacted to varying degrees by factors beyond our control. The COVID-19 pandemic that emerged in 2020 affected, and may continue to affect, economic activity broadly and customer sectors served by our industry.
The onset of the COVID-19 pandemic and associated impacts on economic activity had adverse effects on our results of operations and financial condition beginning in the second quarter of 2020 and continued throughout the year. The rebound of our business began to occur midway through 2020; however, as the economy recovers, demand has outpaced supply in certain sectors. Additionally, labor shortages in the recovery – notably, a reduced supply of truck drivers – present challenges to many service industries, including freight transportation. These dynamics, together with equipment shortages and pent-up demand for semiconductor chips used by some of our end markets, have created supply chain disruptions and increased our cost of transportation and services. We cannot predict how long the current labor shortages and other disruptions will last, or whether future disruptions, if any, will adversely affect our results of operations.
We continue to incur net incremental and direct costs related to COVID-19 to ensure that we meet the needs of our employees and customers; these include costs for personal protective equipment (“PPE”), site cleanings and enhanced employee benefits, referred to as COVID-19-related costs in this Annual Report.
The totality of the actions we have taken during the pandemic, and continue to take, have mitigated the impact on our profitability relative to the impact on our revenue and volumes, while our strong liquidity and disciplined capital management enable us to continue to invest in key growth initiatives.
Impact of Inflation
Inflation can have a negative impact on our operating costs. A prolonged period of inflation could cause interest rates, fuel, wages and other costs to increase, which would adversely affect our results of operations unless our pricing to our customers correspondingly increases. For the year ended December 31, 2021, the constrained labor market resulted in higher third-party transportation and fuel costs to meet growing demand which were partially offset by increased pricing to our customers.

Consolidated Summary Financial Results

	Years Ended December 31,			Percent of Revenue
(Dollars in millions)	2021	2020	2019	2021	2020	2019
Revenue	$12,806	$10,199	$10,681	100.0%	100.0%	100.0%
Cost of transportation and services (exclusive of depreciation and amortization)	8,945	6,950	7,359	69.9%	68.1%	68.9%
Direct operating expense (exclusive of depreciation and amortization)	1,391	1,235	1,186	10.9%	12.1%	11.1%
Sales, general and administrative expense	1,322	1,210	1,068	10.3%	11.9%	10.0%
Depreciation and amortization expense	476	470	467	3.7%	4.6%	4.4%
Transaction and integration costs	37	75	5	0.3%	0.7%	—%
Restructuring costs	19	31	35	0.1%	0.3%	0.3%
Operating income	616	228	561	4.8%	2.2%	5.3%
Other income	(57)	(41)	(23)	(0.4)%	(0.4)%	(0.2)%
Foreign currency (gain) loss	(2)	(3)	10	—%	—%	0.1%
Debt extinguishment loss	54	—	5	0.4%	—%	—%
Interest expense	211	307	268	1.6%	3.0%	2.5%
Income (loss) from continuing operations before income tax provision (benefit)	410	(35)	301	3.2%	(0.3)%	2.8%
Income tax provision (benefit)	87	(22)	60	0.7%	(0.2)%	0.6%
Income (loss) from continuing operations	323	(13)	241	2.5%	(0.1)%	2.3%
Income from discontinued operations, net of taxes	18	130	199	0.1%	1.3%	1.9%
Net income	$341	$117	$440	2.7%	1.1%	4.1%

Year Ended December 31, 2021 Compared with Year Ended December 31, 2020
Our consolidated revenue for 2021 increased by 25.6% to $12.8 billion, from $10.2 billion in 2020. The increase primarily reflects growth in both our LTL and truck brokerage businesses and the negative impact of COVID-19 in 2020, which decreased demand for our services. Foreign currency movement increased revenue by approximately 0.9 percentage points in 2021.
Cost of transportation and services (exclusive of depreciation and amortization) includes the cost of providing or procuring freight transportation for XPO customers and salaries paid to employee drivers in our LTL and truck brokerage businesses.
Cost of transportation and services (exclusive of depreciation and amortization) in 2021 was $8.9 billion, or 69.9% of revenue, compared with $7.0 billion, or 68.1% of revenue in 2020. The year-over-year increase as a percentage of revenue reflects the constrained labor market, which resulted in higher third-party transportation costs. These increases were partially offset by lower compensation-related costs, including COVID-19-related costs.
Direct operating expenses (exclusive of depreciation and amortization) are comprised of both fixed and variable expenses and consist of operating costs related to our LTL service centers. Direct operating expenses (exclusive of depreciation and amortization) consist mainly of personnel costs, facility and equipment expenses, such as rent, utilities, equipment maintenance and repair, costs of materials and supplies, information technology expenses, and gains and losses on sales of property and equipment.
Direct operating expense (exclusive of depreciation and amortization) in 2021 was $1.4 billion, or 10.9% of revenue, compared with $1.2 billion, or 12.1% of revenue, in 2020. The year-over-year decrease as a percentage of revenue was primarily driven by lower COVID-19 related costs as well as the leveraging of compensation and facilities costs across a larger revenue base. Additionally, 2021 and 2020 included $73 million and $90 million, respectively, from gains on sales of property and equipment.
Sales, general and administrative expense (“SG&A”) primarily consists of salaries and commissions for the sales function, salary and benefit costs for executive and certain administration functions, professional fees, facility costs, bad debt expense and legal costs.
SG&A was $1.3 billion in 2021, or 10.3% of revenue, compared with $1.2 billion, or 11.9% of revenue, in 2020. The year-over-year decrease in SG&A as a percentage of revenue was primarily driven by lower self-insurance expense, compensation costs, bad debt expense and third-party professional fees, as well as lower COVID-19-related costs. These impacts were partially offset by higher employee healthcare costs and legal costs, including $31 million incurred in 2021 related to settlements in connection with classification of independent contractors at our intermodal drayage business unit. See Note 18—Commitments and Contingencies to our Consolidated Financial Statements for further information.
Depreciation and amortization expense in 2021 was $476 million, compared with $470 million in 2020.
Transaction and integration costs in 2021 were $37 million, compared with $75 million in 2020. Transaction and integration costs for 2021 and 2020 are primarily comprised of third-party professional fees related to strategic initiatives, including the spin-off of the Logistics segment, as well as retention awards paid to certain employees. Additionally, transaction and integration costs for 2020 included professional fees related to our previously announced exploration of strategic alternatives that was terminated in March 2020.
Restructuring costs in 2021 were $19 million, compared with $31 million in 2020. We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure, including actions in connection with our spin-off and in response to COVID-19. For more information, see Note 6—Restructuring Charges to our Consolidated Financial Statements. Upon successful completion of the restructuring initiatives recorded in 2021, we expect to achieve annualized pre-tax run-rate savings of approximately $25 million by the end of 2022.
Other income primarily consists of pension income. Other income for 2021 was $57 million, compared with $41 million in 2020. The year-over-year increase reflects $15 million of higher net periodic pension income in 2021.
Foreign currency (gain) loss was a $2 million gain in 2021, compared with a $3 million gain in 2020. Foreign currency (gain) loss in 2021 primarily reflected a realized gain on de-designated cross-currency contract. Foreign currency gain in 2020 primarily reflected unrealized gains on foreign currency option and forward contracts and a realized gain on a terminated net investment hedge, partially offset by foreign currency transaction and measurement losses. For additional information on our foreign currency option and forward contracts, see Note 11—Derivative Instruments to our Consolidated Financial Statements.
Debt extinguishment loss was $54 million in 2021. In 2021, we redeemed our outstanding senior notes due 2022, 2023 and 2024 and wrote-off related debt issuance costs, incurred a pre-payment penalty on the redemption of the 2024 senior notes and incurred costs related to the amendment of our term loan credit agreement. There were no debt extinguishment losses in 2020.
Interest expense for 2021 decreased 31.3% to $211 million, from $307 million in 2020. The decrease in interest expense reflected the lower average debt balances, including the redemption of our senior notes and amendment of our term loan agreement.
Our consolidated income (loss) from continuing operations before income taxes in 2021 was income of $410 million, compared with a loss of $35 million in 2020. The increase primarily was driven by higher operating income and lower interest expense, partially offset by the debt extinguishment loss recorded in 2021. With respect to our U.S. operations, income from continuing operations before income taxes was income of $420 million in 2021, compared with income of $45 million in 2020. The increase was primarily due to higher revenue, in part from the negative impact of COVID-19 on our 2020 results, partially offset by higher third-party transportation, fuel and personnel costs. Additionally impacting the increase was lower interest expense, partially offset by the debt extinguishment loss recorded in 2021. With respect to our non-U.S. operations, loss from continuing operations before income taxes was $10 million in 2021, compared with a loss of $80 million in 2020. The decrease in the loss was primarily due to higher revenues, in part from the negative impact of COVID-19 on our 2020 results, partially offset by higher third-party transportation, fuel and personnel costs.
Our effective income tax rates were 21.3% and 63.4% in 2021 and 2020, respectively. The decrease in our effective income tax rate for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily driven by reduced contribution and margin-based taxes coupled with increased pre-tax book income and the impact of discrete items. For the year ended December 31, 2021, our effective tax rate was impacted by discrete tax benefits of $45 million related to a tax planning initiative that resulted in the recognition of a long-term capital loss partially offset by discrete tax expenses of $39 million related to foreign valuation allowances, of which $34 million of the valuation allowances were transferred to GXO. Additionally, impacting the year ended December 31, 2021, were $8 million of non-deductible compensation, discrete tax benefits of $8 million resulting from changes in reserves for uncertain tax positions and discrete tax benefits of $6 million related to stock-based compensation.
For the year ended December 31, 2020, our effective tax rate was impacted primarily by a pre-tax book loss, $8 million of contribution and margin-based taxes, foreign rate differential benefit of $3 million, discrete tax benefits of $15 million related to stock-based compensation and $6 million of discrete tax benefits related to provision to return adjustments, partially offset by a discrete tax expense of $4 million related to changes in reserves for uncertain tax positions.
Year Ended December 31, 2020 Compared with Year Ended December 31, 2019
Our consolidated revenue for 2020 decreased by 4.5% to $10.2 billion, from $10.7 billion in 2019. The decline in revenue primarily reflected the impact of COVID-19 and lower fuel revenue. Foreign currency movement increased revenue by approximately 0.4 percentage points in 2020.
Cost of transportation and services (exclusive of depreciation and amortization) in 2020 was $7.0 billion, or 68.1% of revenue, compared with $7.4 billion, or 68.9% of revenue in 2019. The year-over-year decrease as a percentage of revenue reflects lower fuel costs, partially offset by higher third-party transportation costs and incremental PPE and other COVID-19-related costs.
Direct operating expense (exclusive of depreciation and amortization) in 2020 was $1.2 billion, or 12.1% of revenue, compared with $1.2 billion, or 11.1% of revenue, in 2019. The year-over-year increase as a percentage of revenue was primarily driven by higher facility and payroll costs and incremental PPE and other COVID-19-related costs. Additionally, 2020 and 2019 included $90 million and $101 million, respectively, from gains on sales of property and equipment.
SG&A was $1.2 billion in 2020, or 11.9% of revenue, compared with $1.1 billion, or 10.0% of revenue, in 2019. The year-over-year increase in SG&A as a percentage of revenue was primarily driven by higher compensation costs, increased self-insurance and bad debt expense and incremental PPE and other COVID-19-related costs. Compensation costs were higher in 2020 compared to the prior year due to the strength of our operating performance in a challenging macro-environment.
Depreciation and amortization expense in 2020 was $470 million, compared with $467 million in 2019.
Transaction and integration costs in 2020 were $75 million, compared with $5 million in 2019. Transaction and integration costs for 2020 are primarily related to our previously announced exploration of strategic alternatives that was terminated in March 2020.
Restructuring costs in 2020 were $31 million, compared with $35 million in 2019. We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure, including actions in response to COVID-19.
Other income primarily consists of pension income. Other income for 2020 was $41 million, compared with $23 million in 2019. The year-over-year increase reflects $21 million of higher net periodic pension income in 2020.

Foreign currency (gain) loss was a $3 million gain in 2020, compared with a $10 million loss in 2019. Foreign currency gain in 2020 primarily reflected unrealized gains on foreign currency option and forward contracts and a realized gain on a terminated net investment hedge, partially offset by foreign currency transaction and measurement losses. Foreign currency loss in 2019 primarily reflected unrealized losses on foreign currency option and forward contracts.
Debt extinguishment loss was $5 million in 2019 and related to the write-off of debt issuance costs for an unsecured credit facility (“Unsecured Credit Facility”) that was repaid in 2019. There were no debt extinguishment losses in 2020.
Interest expense for 2020 increased 14.6% to $307 million, from $268 million in 2019. The increase in interest expense was primarily due to higher average total indebtedness, including the senior notes due 2025 (the “Senior Notes due 2025”) that were issued in the second quarter of 2020, partially offset by lower interest rates in 2020.
Our consolidated income (loss) from continuing operations before income taxes in 2020 was a loss of $35 million, compared with income of $301 million in 2019. The decrease primarily was driven by lower operating income and higher interest expense, partially offset by higher other income. With respect to our U.S. operations, income from continuing operations before income taxes was $45 million, compared with income of $286 million in 2019. The decrease was primarily due to the impact of COVID-19 and higher interest expense. With respect to our non-U.S. operations, loss from continuing operations before income taxes was $80 million in 2020, compared to income of $15 million in 2019. The decrease was primarily due to the impact of COVID-19.
Our effective income tax rates were 63.4% and 19.7% in 2020 and 2019, respectively. The increase in our effective income tax rate for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily driven by a significant reduction in pre-tax book income and discrete items. For the year ended December 31, 2020, our effective tax rate was impacted primarily by a pre-tax book loss, $8 million of contribution and margin-based taxes, foreign rate differential benefit of $3 million, discrete tax benefits of $15 million related to stock-based compensation and $6 million of discrete tax benefits related to provision to return adjustments, partially offset by a discrete tax expense of $4 million related to changes in reserves for uncertain tax positions. Contribution and margin-based tax expense did not materially change for the year ended December 31, 2020 as compared to the prior year. However, these items had a significant impact on the Company’s 2020 effective tax rate, primarily due to the pre-tax book loss in 2020 as compared to higher pre-tax book income in 2019. For the year ended December 31, 2019, our effective tax rate was impacted by $8 million of contribution and margin-based taxes offset by discrete tax benefits of $5 million related to changes in reserves for uncertain tax positions.
The U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted in March 2020 provided numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. We applied the provisions of the CARES Act relating to income taxes and realized a $4 million reduction in cash taxes as well as an immaterial income tax benefit on our Consolidated Statements of Income in 2020. Additionally, we benefited from the ability to defer the payment of certain payroll taxes that would otherwise have been required in 2020. We have not applied for any government loans under the CARES Act or similar laws.
Segment Financial Results
Our chief operating decision maker (“CODM”) regularly reviews financial information at the operating segment level to allocate resources to the segments and to assess their performance. Our CODM evaluates segment profit (loss) based on adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), which we define as income (loss) from continuing operations before debt extinguishment loss, interest expense, income tax, depreciation and amortization expense, litigation settlements for significant matters, transaction and integration costs, restructuring costs and other adjustments. See Note 4—Segment Reporting and Geographic Information for further information and a reconciliation of Adjusted EBITDA to Income (loss) from continuing operations.

North American Less-Than-Truckload Segment

	Years Ended December 31,			Percent of Revenue
(Dollars in millions)	2021	2020	2019	2021	2020	2019
Revenue	$4,118	$3,539	$3,791	100.0%	100.0%	100.0%
Adjusted EBITDA	904	764	851	21.9%	21.6%	22.4%
Depreciation and amortization expense	226	224	227	5.5%	6.3%	6.0%
Year Ended December 31, 2021 Compared with Year Ended December 31, 2020
Revenue in our North American LTL segment increased 16.4% to $4.1 billion in 2021, compared with $3.5 billion in 2020. Revenue included fuel surcharge revenue of $632 million and $433 million, respectively, for the years ended December 31, 2021 and 2020.
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

	Years Ended December 31,
	2021	2020	Change %
Pounds per day (thousands)	71,739	67,725	5.9%
Gross revenue per hundredweight, excluding fuel surcharges	$19.80	$18.63	6.3%
The year-over-year increase in revenue for 2021 reflects an increase in average weight per day and gross revenue per hundredweight. The increase in weight per day for 2021 reflects higher shipments per day and weight per shipment.
Adjusted EBITDA was $904 million, or 21.9% of revenue, in 2021, compared with $764 million, or 21.6% of revenue, in 2020. The increase in adjusted EBITDA was primarily driven by higher revenue and pension income, partially offset by higher personnel, third-party transportation and fuel costs. Additionally, adjusted EBITDA for 2021 included lower year-over-year gains from real estate transactions, including a $62 million gain in 2021, compared with $77 million in 2020.
Year Ended December 31, 2020 Compared with Year Ended December 31, 2019
Revenue in our North American LTL segment decreased 6.6% to $3.5 billion in 2020, compared with $3.8 billion in 2019. Revenue included fuel surcharge revenue of $433 million and $532 million, respectively, for the years ended December 31, 2020 and 2019. The decline in revenue reflected the impact of COVID-19.
The following table summarizes our key revenue metrics:

	Years Ended December 31,
	2020	2019	Change %
Pounds per day (thousands)	67,725	73,059	(7.3)%
Gross revenue per hundredweight, excluding fuel surcharges	$18.63	$18.27	2.0%
The year-over-year decrease in revenue for 2020 reflects a decrease in average weight per day in part due to COVID-19, partially offset by an increase in gross revenue per hundredweight. The decrease in weight per day reflects lower shipments per day and weight per shipment.
Adjusted EBITDA was $764 million, or 21.6% of revenue, in 2020, compared with $851 million, or 22.4% of revenue, in 2019. The decrease in adjusted EBITDA was primarily driven by lower revenue and higher facility costs, partially offset by lower fuel, third-party transportation and personnel costs, as well as higher pension income. Additionally, adjusted EBITDA included $77 million and $88 million in 2020 and 2019, respectively, of gains from real estate transactions.

Brokerage and Other Services Segment

	Years Ended December 31,			Percent of Revenue
(Dollars in millions)	2021	2020	2019	2021	2020	2019
Revenue	$8,907	$6,800	$7,041	100.0%	100.0%	100.0%
Adjusted EBITDA	547	284	406	6.1%	4.2%	5.8%
Depreciation and amortization expense	240	229	220	2.7%	3.4%	3.1%
Year Ended December 31, 2021 Compared with Year Ended December 31, 2020
Revenue in our Brokerage and Other Services segment increased 31.0% to $8.9 billion in 2021, compared with $6.8 billion in 2020. The increase in revenue compared to 2020 reflects an increase in North American truck brokerage loads per day facilitated by our digital platform, as well as strength in other brokerage services, in part due to improving market conditions in the economic recovery from the COVID-19 pandemic. These gains were partially offset by the impact of the global semiconductor shortage, which constrained customer demand for freight transportation services in North America and Europe. Foreign currency movement increased revenue by approximately 1.4 percentage points in 2021.
Adjusted EBITDA was $547 million, or 6.1% of revenue in 2021, compared with $284 million, or 4.2% of revenue, in 2020. The increase in adjusted EBITDA was primarily driven by higher revenue due to load growth and strong pricing in other brokerage services, partially offset by higher compensation and facilities costs.
Year Ended December 31, 2020 Compared with Year Ended December 31, 2019
Revenue in our Brokerage and Other Services segment decreased 3.4% to $6.8 billion in 2020, compared with $7.0 billion in 2019. The decline in revenue primarily reflected the impact of COVID-19 and lower fuel revenue. Foreign currency movement increased revenue by approximately 0.7 percentage points in 2020.
Adjusted EBITDA was $284 million, or 4.2% of revenue in 2020, compared with $406 million, or 5.8% of revenue, in 2019. The decrease in adjusted EBITDA was primarily driven by lower revenue, partially offset by lower third-party transportation, fuel and personnel costs. Depreciation and amortization expense in 2019 included $6 million related to the impairment of customer relationship intangible assets associated with exiting the direct postal injection business.
Liquidity and Capital Resources
Our principal existing sources of cash are (i) cash generated from operations; (ii) borrowings available under our Second Amended and Restated Revolving Loan Credit Agreement, as amended (the “ABL Facility”); and (iii) proceeds from the issuance of other debt. As of December 31, 2021, we have $995 million available to draw under our ABL Facility, based on a borrowing base of $1.0 billion and outstanding letters of credit of $5 million. Additionally, under a credit agreement, we have a $200 million uncommitted secured evergreen letter of credit facility, under which we have issued $198 million in aggregate face amount of letters of credit as of December 31, 2021.
In July 2021, we amended our existing ABL facility which matures in April 2024 to reduce the commitments from $1.1 billion to $1.0 billion. There were no other significant changes made to the terms of the facility, including the maturity date, the interest rate margin, and financial covenants.
Our cash and cash equivalents balance was $260 million as of December 31, 2021, compared to $1.7 billion as of December 31, 2020. The decrease in cash and cash equivalents is largely due to the repayment of debt in 2021 described below.
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
The maximum amount of net cash proceeds available at any one time under the securitization program, inclusive of any unsecured borrowings, is €200 million (approximately $227 million as of December 31, 2021). Prior to July 2021, when the securitization program was amended in connection with the spin-off, the maximum amount available was €400 million. As of December 31, 2021, the maximum amount available under the program was utilized.
Under the current program, we service the receivables we sell on behalf of the Purchasers, which gives us visibility into the timing of customer payments. The benefit to our cash flow includes the difference between the cash consideration in the table below and the amount we collected as a servicer on behalf of the Purchasers. In 2021 and 2020, we collected cash as servicer of $1.7 billion and $1.4 billion, respectively.
Information related to the trade receivables sold was as follows:

	Years Ended December 31,
(In millions)	2021 (1)	2020 (1)	2019 (1)
Securitization programs
Receivables sold in period	$1,726	$1,377	$1,217
Cash consideration	1,726	1,377	1,161
Deferred purchase price	—	—	57

Factoring programs
Receivables sold in period	72	76	64
Cash consideration	72	75	65
(1)    Information for the years ended December 31, 2021, 2020 and 2019 exclude the impact of the Logistics segment.
In addition to the cash considerations referenced above, we received $75 million in the year ended December 31, 2019, for the realization of cash on the deferred purchase price receivable for our prior securitization program.

Letters of Credit Facility
In 2020, we entered into a credit agreement that contained a $200 million uncommitted secured evergreen letter of credit facility. The letter of credit facility had an initial one-year term, which automatically renewed for an additional year, and may automatically renew with one-year terms until the letter of credit facility terminates. As of December 31, 2021, we have issued $198 million in aggregate face amount of letters of credit. The credit agreement governing the letter of credit facility contains representations and warranties and affirmative and negative covenants customary for financings of this type as well as customary events of default.
Term Loan Facilities
In 2021, we amended our senior secured term loan credit agreement (the “Term Loan Credit Agreement”) to consolidate our tranches and lower the interest rate. We recorded a debt extinguishment loss of $3 million in 2021 due to this amendment. In March 2019, we entered into an amendment to our Term Loan Credit Agreement and borrowed an additional $500 million of incremental loans under a new tranche of term loans. Proceeds from the new tranche of loans were used for general corporate purposes, including funding purchases of our common stock as described in Note 14—Stockholders’ Equity. For more information on these amendments, refer to Note 12—Debt to our Consolidated Financial Statements.
Senior Notes
In the third quarter of 2021, we redeemed our outstanding 6.125% senior notes due 2023 (“Senior Notes due 2023”) and our outstanding 6.75% senior notes due 2024 (“Senior Notes due 2024”). The Senior Notes due 2024 were originally issued in 2019 and the proceeds were used to repay our outstanding obligation under the Unsecured Credit Facility described below and to finance a portion of our share repurchases described in Note 14—Stockholders’ Equity. The redemption price for the Senior Notes due 2023 was 100.0% of the principal amount, plus accrued and unpaid interest and the redemption price for the Senior Notes due 2024 was 103.375% of the principle amount, plus accrued and unpaid interest. We paid for the redemption using cash received from GXO of approximately $794 million, proceeds from an equity offering described in Note 14—Stockholders’ Equity and available cash. We recorded debt extinguishment losses of $3 million and $43 million in 2021 related to the redemption of the Senior Notes due 2023 and Senior Notes due 2024, respectively.
In January 2021, we redeemed our outstanding 6.50% senior notes due 2022 (“Senior Notes due 2022”) that were originally issued in 2015. The redemption price for the notes was 100.0% of the principal amount, plus accrued and unpaid interest. We paid for the redemption with available cash, including the net proceeds from the issuance of our 6.25% senior notes due 2025 (“Senior Notes due 2025”) as described below. We recorded a debt extinguishment loss of $5 million in 2021 due to this redemption.
In 2020, we completed private placements of $1.15 billion aggregate principal amount of Senior Notes due 2025. Net proceeds from the notes were initially invested in cash and cash equivalents and were subsequently used in 2021 to redeem our outstanding Senior Notes due 2022 as described above.
In February 2019, we completed a private placement of $1.0 billion aggregate principal amount of our Senior Notes due 2024. We used the proceeds from the Senior Notes due 2024 to repay our outstanding obligation under the Unsecured Credit Facility described below and to finance a portion of our share repurchases described in Note 14—Stockholders’ Equity to our Consolidated Financial Statements.
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

Preferred Stock and Warrant Exchanges
In December 2020, some holders of our convertible preferred stock exchanged their holdings for a combination of our common stock, based on the stated conversion price, and a lump-sum payment that represents an approximation of the net present value of the future dividends payable on the preferred stock. Additionally, some holders of our warrants exchanged (or committed to exchange subject to the satisfaction of certain customary closing conditions) their holdings, including Jacobs Private Equity, LLC (“JPE”), an entity controlled by the Company’s chairman and chief executive officer, for a number of shares of our common stock equal to the number of shares of common stock that such holder would be entitled to receive upon an exercise of the warrants less the number of shares of common stock that have an approximate value equal to the exercise price of the warrants. With respect to the preferred stock, through December 31, 2020, 69,445 shares were exchanged, and we issued 9.9 million shares of common stock and paid $22 million of cash. The $22 million was reflected as a preferred stock conversion charge in 2020 in the accompanying consolidated financial statements. With respect to the warrants, through December 31, 2020, 0.3 million warrants were exchanged, and we issued 0.3 million shares of common stock.
In 2021, the remaining 1,015 preferred shares were exchanged, and we issued 0.1 million shares of common stock. With respect to the warrants, in 2021, 9.8 million warrants were exchanged, and we issued 9.2 million shares of common stock. These exchanges were intended to simplify our equity capital structure, including in contemplation of the spin-off of our Logistics segment. As of December 31, 2021, there were no shares of preferred stock or warrants outstanding.
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
There were no share repurchases in 2021. Our remaining share repurchase authorization as of December 31, 2021 is $503 million. Information regarding our shares repurchased, based on settlement date, in 2020 and 2019 were as follows:

	Years Ended December 31,
(In millions, except per share data)	2020	2019
Shares purchased and retired	2	25
Aggregate value	$114	$1,347
Average price per share	$66.58	$53.41
Remaining authorization	$503	$617
Loan Covenants and Compliance
As of December 31, 2021, we were in compliance with the covenants and other provisions of our debt agreements. Any failure to comply with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.

LIBOR
Uncertainty related to the London Interbank Offered Rate (“LIBOR”) phase-out by June 2023 for USD LIBOR with greater than two-month maturities may adversely impact the value of, and our obligations under, our ABL and term loan facilities. See the applicable discussion under Item 1A, “Risk Factors.”
Sources and Uses of Cash
Our cash flows from operating, investing and financing activities from continuing operations, as reflected on our Consolidated Statements of Cash Flows, are summarized as follows:

	Years Ended December 31,
(In millions)	2021	2020	2019
Net cash provided by operating activities from continuing operations	$656	$388	$629
Net cash used in investing activities from continuing operations	(184)	(116)	(67)
Net cash provided by (used in) financing activities from continuing operations	(1,932)	1,154	(201)
During 2021, we: (i) generated cash from operating activities from continuing operations of $656 million; (ii) generated proceeds from sales of property and equipment of $132 million; (iii) received a distribution from GXO of $794 million and (iv) generated proceeds of $384 million from the issuance of common stock. We used cash during this period primarily to: (i) purchase property and equipment of $313 million; (ii) redeem our senior notes due 2022, 2023 and 2024 for $2.8 billion; (iii) repay our ABL Facility borrowings of $200 million and (iv) make payments on debt and finance leases of $80 million.
During 2020, we: (i) generated cash from operating activities from continuing operations of $388 million; (ii) generated proceeds from sales of property and equipment (primarily real estate) of $183 million and (iii) received net proceeds of $1.4 billion from our issuances of debt and short-term borrowings. We used cash during this period primarily to: (i) purchase property and equipment of $303 million; (ii) repurchase common stock of $114 million and (iii) make payments on debt and finance leases of $65 million.
Cash flows from operating activities from continuing operations for 2021 increased by $268 million compared with 2020. The increase reflects higher income from continuing operations of $336 million for 2021 compared with the same period in 2020, partially offset by greater use of cash for working capital in 2021 than in the prior-year period. Additionally, cash paid for taxes was $44 million higher in 2021 compared to 2020.
Cash flows from operating activities from continuing operations for 2020 decreased by $241 million compared with 2019. The decrease reflects lower income from continuing operations, partially offset by the impact of operating assets and liabilities utilizing $84 million less cash in 2020. Within operating assets and liabilities, accrued expenses and other liabilities was a source of cash for 2020 as compared to a use of cash in 2019. This fluctuation primarily reflects the deferral of certain tax payments and an increase in compensation and purchased transportation accruals in 2020. Partially offsetting the impact of accrued expenses and other liabilities was the higher use of cash due to increased accounts receivable as a result of higher revenues in the fourth quarter of 2020 compared to 2019.
As of December 31, 2021, we had $1.1 billion of operating lease and related interest payment obligations, of which $206 million is due within the next twelve months. Additionally, we had operating leases that have not yet commenced with future undiscounted lease payments of $11 million. These operating leases will commence in 2022 with initial lease terms of 3 years to 7 years. For further information on our operating leases and their maturities, see Note 8—Leases to our Consolidated Financial Statements.
Investing activities from continuing operations used $184 million of cash in 2021 compared with $116 million used in 2020 and $67 million used in 2019. During 2021, we used $313 million of cash to purchase property and equipment and received $132 million from sales of property and equipment. During 2020, we used $303 million of cash to purchase property and equipment and received $183 million of cash from sales of property and equipment. During 2019, we used $379 million of cash to purchase property and equipment, received $237 million of cash from sales of property and equipment and received proceeds of $75 million related to the realization of cash on deferred purchase price receivable. We anticipate net capital expenditures to be between $425 million and $475 million in 2022, funded by cash on hand and available liquidity.
Financing activities from continuing operations used $1.9 billion of cash in 2021 compared with $1.2 billion of cash generated in 2020 and $201 million used in 2019. The primary uses of cash from financing activities from continuing operations during 2021 were $2.8 billion used to redeem the senior notes due 2022, 2023 and 2024 and $200 million used to repay borrowings under our ABL Facility. The primary sources of cash from financing activities from continuing operations during 2021 were $794 million of proceeds from a distribution from GXO and $384 million of net proceeds from our common offering. In July 2021, GXO completed a debt offering and used the net proceeds to fund a cash payment from GXO to XPO. The primary sources of cash from financing activities from continuing operations in 2020 were $1.1 billion of net proceeds from the issuance of Senior Notes due 2025; $200 million of proceeds from borrowings on our ABL Facility, net of payments, and $23 million from net borrowings related to our securitization program. The primary uses of cash from financing activities from continuing operations in 2020 were $114 million used to repurchase XPO common stock and $65 million used to repay debt and finance leases. The primary uses of cash from financing activities from continuing operations in 2019 were $1.3 billion to repurchase XPO common stock and $569 million used to repay debt and finance leases. The primary source of cash from financing activities from continuing operations in 2019 was $1.7 billion of net proceeds from the issuance of long-term debt.
As of December 31, 2021, we had $3.5 billion total outstanding principal amount of debt, excluding finance leases. We have no significant debt maturities until 2025. Interest on our ABL and Term Loan facilities are variable, while interest on our senior notes are at fixed rates. Future interest payments associated with our debt total $623 million at December 31, 2021, with $130 million payable within 12 months, and are estimated based on the principal amount of debt and applicable interest rates as of December 31, 2021. Additionally, as of December 31, 2021, we have $255 million of finance lease and related interest payment obligations, of which $61 million is due within the next twelve months. For further information on our debt facilities and maturities, see Note 12—Debt to our Consolidated Financial Statements. For further information on our finance lease maturities, see Note 8—Leases to our Consolidated Financial Statements.
Defined Benefit Pension Plans
We sponsor both funded and unfunded defined benefit plans for some employees in the U.S. Historically, we have realized income, rather than expense, from these plans. We generated aggregate income from our plans of $61 million in 2021, $48 million in 2020 and $24 million in 2019. The plans have been generating income due to their funded status and because they do not allow for new plan participants or additional benefit accruals.
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

The discount rates used in determining the net periodic benefit costs and benefit obligations are as follows:

	Qualified Plans		Non-Qualified Plans
	2021	2020	2021	2020
Discount rate - net periodic benefit costs	1.96%	2.96%	1.11% - 1.71%	2.40% - 2.78%
Discount rate - benefit obligations	2.84%	2.48%	2.19% - 2.72%	1.62% - 2.30%
An increase or decrease of 25 basis points in the discount rate would decrease or increase our 2021 pre-tax pension income by approximately $3 million.
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
For the year ended December 31, 2021, our expected return on plan assets was $101 million, compared to the actual return on plan assets of $25 million. The actual annualized return on plan assets for 2021 was approximately 1%, which was below the expected return on asset assumption for the year due to negative performance in a long duration fixed income market environment, which represented 86% of the portfolio, partially offset by positive performance from the domestic and international equity markets. An increase or decrease of 25 basis points in the expected return on plan assets would increase or decrease our 2021 pre-tax pension income by approximately $5 million.
Actuarial Gains and Losses
Changes in the discount rate and/or differences between the expected and actual rate of return on plan assets results in unrecognized actuarial gains or losses. For our defined benefit pension plans, accumulated unrecognized actuarial losses were $43 million as of December 31, 2021. The portion of the unrecognized actuarial gain/loss that exceeds 10% of the greater of the projected benefit obligation or the fair value of plan assets at the beginning of the year is amortized and recognized as income/expense over the estimated average remaining life expectancy of plan participants.
Effect on Results
The effects of the defined benefit pension plans on our results consist primarily of the net effect of the interest cost on plan obligations and the expected return on plan assets. We estimate that the defined benefit pension plans will contribute annual pre-tax income in 2022 of $60 million.
Funding
In determining the amount and timing of pension contributions, we consider our cash position, the funded status as measured by the Pension Protection Act of 2006 and generally accepted accounting principles, and the tax deductibility of contributions, among other factors. We contributed $6 million in 2021 and 2020 to the non-qualified plans, respectively, and we estimate that we will contribute $5 million in 2022.
For additional information, see Note 13—Employee Benefit Plans to our Consolidated Financial Statements.

Critical Accounting Policies and Estimates
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
For our 2021 goodwill assessment, we performed a step-zero qualitative analysis for our three reporting units. Based on the qualitative assessments performed, we concluded that it was not more-likely-than-not that the fair value of each of our reporting units was less than their carrying amounts and, therefore, further quantitative analysis was not performed, and we did not recognize any goodwill impairment.
For our 2020 goodwill assessment, we performed a quantitative analysis for the five reporting units that existed at the time of the assessment using a combination of income and market approaches with the assistance of a third-party valuation appraiser. As of August 31, 2020, we completed our annual impairment test for goodwill with all of our reporting units having fair values in excess of their carrying values, resulting in no impairment of goodwill. Our number of reporting units decreased from five in 2020 to three in 2021 as a result of the spin-off and other organizational changes.
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

Self-Insurance Accruals
We use a combination of self-insurance programs and purchased insurance to provide for the costs of medical, casualty, liability, vehicular, cargo, workers’ compensation, cyber risk and property claims. We periodically evaluate our level of insurance coverage and adjust our insurance levels based on risk tolerance and premium expense. Liabilities for the risks we retain, including estimates of claims incurred but not reported, are not discounted and are estimated, in part, by considering historical cost experience, demographic and severity factors, and judgments about current and expected levels of cost per claim and retention levels. Additionally, claims may emerge in future years for events that occurred in a prior year at a rate that differs from previous actuarial projections. We believe the actuarial methods are appropriate for measuring these self-insurance accruals. However, based on the number of claims and the length of time from incurrence of the claims to ultimate settlement, the use of any estimation method is sensitive to the assumptions and factors described above. Accordingly, changes in these assumptions and factors can affect the estimated liability and those amounts may be different than the actual costs paid to settle the claims.
Income Taxes
Our annual effective tax rate is based on our income and statutory tax rates in the various jurisdictions in which we operate. Judgment and estimates are required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. Evaluating our tax positions would include but not be limited to our tax positions on internal restructuring transactions as well as the spin-off of GXO. We review our tax positions quarterly and as new information becomes available. Our effective tax rate in any financial statement period may be materially impacted by changes in the mix and/or level of earnings by taxing jurisdiction.
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
Interest Rate Risk
We have exposure to changes in interest rates on our debt, as follows:
Term Loan Facilities. As of December 31, 2021, we had an aggregate principal amount outstanding of $2.0 billion on our Term Loan Facilities. The interest rate fluctuates based on LIBOR or a Base Rate, as defined in the agreement, plus an applicable margin. Assuming an average annual aggregate principal amount outstanding of $2.0 billion, a hypothetical 1% increase in the interest rate would have increased our annual interest expense by $20 million. Additionally, we utilize short-term interest rate swaps to mitigate variability in forecasted interest payments on our Term Loan Facilities. The interest rate swaps convert floating-rate interest payments into fixed rate interest payments.

ABL Facility. The interest rates on our ABL Facility fluctuate based on LIBOR or a Base Rate, as defined in the agreement, plus an applicable margin. Assuming our $1.0 billion ABL Facility was fully drawn throughout 2021, a hypothetical 1% change in the interest rate would have increased our annual interest expense by $13 million.
Fixed Rate Debt. As of December 31, 2021, we had $1.6 billion of fair value of indebtedness (excluding finance leases) that bears interest at fixed rates. A 1% decrease in market interest rates as of December 31, 2021 would increase the fair value of our fixed-rate indebtedness by approximately 4%. For additional information concerning our debt, see Note 12—Debt to our Consolidated Financial Statements.
We also have exposure to changes in interest rates as a result of our cash balances, which totaled $260 million as of December 31, 2021 and generally earn interest income that approximates LIBOR. Assuming an annual average cash balance of $260 million, a hypothetical 1% increase in the interest rate would reduce our net interest expense by $3 million.
Foreign Currency Exchange Risk
A proportion of our net assets and income are in non-U.S. dollar (“USD”) currencies, primarily the euro (“EUR”) and British pound sterling (“GBP”). We are exposed to currency risk from potential changes in functional currency values of our foreign currency denominated assets, liabilities and cash flows. Consequently, a depreciation of the EUR or the GBP relative to the USD could have an adverse impact on our financial results.
We periodically use foreign currency option contracts to mitigate the risk of a reduction in the value of earnings from our operations that use the EUR or GBP as their functional currency.
As of December 31, 2021, a uniform 10% strengthening in the value of the USD relative to the EUR would have resulted in a decrease in net assets of $32 million. As of December 31, 2021, a uniform 10% strengthening in the value of the USD relative to the GBP would have resulted in a decrease in net assets of $24 million. These theoretical calculations assume that an instantaneous, parallel shift in exchange rates occurs, which is not consistent with our actual experience in foreign currency transactions. Fluctuations in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ services become more or less attractive. The sensitivity analysis of the impact of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.
Commodity Price Risk
We are exposed to price fluctuations for diesel fuel purchased for use in our vehicles. During the year ended December 31, 2021, diesel prices fluctuated by as much as 20% in France, 30% in the United Kingdom, and 41% in the United States. However, we include price adjustment clauses or cost-recovery mechanisms in many of our customer contracts in the event of a change in the cost to purchase fuel. The clauses mean that substantially all fluctuations in the purchase price of diesel, except for short-term economic fluctuations, can be passed on to customers in the sales price. Therefore, a hypothetical 10% change in the price of diesel would not be expected to materially affect our financial performance over the long term.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
XPO Logistics, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of XPO Logistics, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Evaluation of the tax-free determination of the spin-off of the Company’s Logistics segment
As discussed in Note 1 to the consolidated financial statements, on August 2, 2021, the Company completed the previously announced spin-off of its Logistics segment into an independent public company. The spin-off was accomplished by the distribution of 100% of the outstanding common stock of GXO Logistics, Inc. to the Company’s stockholders and was intended to qualify as tax-free to the Company and its stockholders for U.S. federal income tax purposes.
We identified the evaluation of the spin-off as a tax-free transaction for U.S. federal income tax purposes to be a critical audit matter. The evaluation of the Company’s interpretation and application of the Internal Revenue Code (Code) required complex auditor judgment and the need to involve tax professionals with specialized skills and knowledge to evaluate the U.S. federal taxability of the spin-off.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s income tax process, including a control related to Company’s evaluation of the spin-off as tax-free for U.S. federal income tax purposes. We involved tax professionals with specialized skills and knowledge, who assisted in:
•inspecting the tax opinions from the Company’s external tax advisors that management utilized in forming their conclusions on U.S. federal income taxability of the spin-off, including certain interpretations of the Code
•assessing the key facts, assumptions and representations provided by management and used by the Company’s external tax advisors when evaluating the U.S. federal income taxability
Liabilities for self-insured claims
As discussed in Note 2 to the consolidated financial statements, the Company uses a combination of self-insurance programs and purchased insurance to provide for the costs of liability, vehicular, and workers’ compensation claims (self-insured claims). The Company records estimates of the undiscounted liability associated with claims incurred as of the balance sheet date, including estimates of claims incurred but not reported, by considering historical cost experience, demographic and severity factors, and judgments about current and expected levels of cost per claim and retention levels. These liabilities are recorded within accrued liabilities and other long-term liabilities as of December 31, 2021.
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
Stamford, Connecticut

February 16, 2022

XPO Logistics, Inc.
Consolidated Balance Sheets

	December 31,
(In millions, except per share data)	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$260	$1,731
Accounts receivable, net of allowances of $47 and $46, respectively	2,105	1,680
Other current assets	286	303
Current assets of discontinued operations	26	1,664
Total current assets	2,677	5,378
Long-term assets
Property and equipment, net of $1,828 and $1,646 in accumulated depreciation, respectively	1,808	1,891
Operating lease assets	908	844
Goodwill	2,479	2,536
Identifiable intangible assets, net of $612 and $536 in accumulated amortization, respectively	580	675
Other long-term assets	255	187
Long-term assets of discontinued operations	—	4,666
Total long-term assets	6,030	10,799
Total assets	$8,707	$16,177
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,110	$854
Accrued expenses	1,107	1,044
Short-term borrowings and current maturities of long-term debt	58	1,281
Short-term operating lease liabilities	170	152
Other current liabilities	69	102
Current liabilities of discontinued operations	24	1,728
Total current liabilities	2,538	5,161
Long-term liabilities
Long-term debt	3,514	5,240
Deferred tax liability	316	286
Employee benefit obligations	122	131
Long-term operating lease liabilities	752	696
Other long-term liabilities	327	384
Long-term liabilities of discontinued operations	—	1,430
Total long-term liabilities	5,031	8,167
Stockholders’ equity
Convertible perpetual preferred stock, $0.001 par value; 10 shares authorized; — and 0.001 of Series A shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	1
Common stock, $0.001 par value; 300 shares authorized; 115 and 102 shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Additional paid-in capital	1,179	1,998
Retained earnings	43	868
Accumulated other comprehensive loss	(84)	(158)
Total stockholders’ equity before noncontrolling interests	1,138	2,709
Noncontrolling interests	—	140
Total equity	1,138	2,849
Total liabilities and equity	$8,707	$16,177
See accompanying notes to consolidated financial statements.

XPO Logistics, Inc.
Consolidated Statements of Income

	Years Ended December 31,
(In millions, except per share data)	2021	2020	2019
Revenue	$12,806	$10,199	$10,681
Cost of transportation and services (exclusive of depreciation and amortization)	8,945	6,950	7,359
Direct operating expense (exclusive of depreciation and amortization)	1,391	1,235	1,186
Sales, general and administrative expense	1,322	1,210	1,068
Depreciation and amortization expense	476	470	467
Transaction and integration costs	37	75	5
Restructuring costs	19	31	35
Operating income	616	228	561
Other income	(57)	(41)	(23)
Foreign currency (gain) loss	(2)	(3)	10
Debt extinguishment loss	54	—	5
Interest expense	211	307	268
Income (loss) from continuing operations before income tax provision (benefit)	410	(35)	301
Income tax provision (benefit)	87	(22)	60
Income (loss) from continuing operations	323	(13)	241
Income from discontinued operations, net of taxes	18	130	199
Net income	341	117	440
Net loss from continuing operations attributable to noncontrolling interests	—	3	—
Net income from discontinued operations attributable to noncontrolling interests	(5)	(10)	(21)
Net income attributable to XPO	$336	$110	$419

Net income (loss) attributable to common shareholders
Continuing operations	$323	$(41)	$201
Discontinued operations	13	120	178
Net income attributable to common shareholders	$336	$79	$379

Earnings (loss) per share data
Basic earnings (loss) per share from continuing operations	$2.88	$(0.45)	$2.09
Basic earnings per share from discontinued operations	0.11	1.32	1.86
Basic earnings per share attributable to common shareholders	$2.99	$0.87	$3.95
Diluted earnings (loss) per share from continuing operations	$2.82	$(0.45)	$1.89
Diluted earnings per share from discontinued operations	0.11	1.32	1.68
Diluted earnings per share attributable to common shareholders	$2.93	$0.87	$3.57

Weighted-average common shares outstanding
Basic weighted-average common shares outstanding	112	92	96
Diluted weighted-average common shares outstanding	114	92	106
See accompanying notes to consolidated financial statements.

XPO Logistics, Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(In millions)	2021	2020	2019
Net income	$341	$117	$440

Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss), net of tax effect of $—, $17 and $(7)	$(85)	$112	$23
Unrealized gain (loss) on financial assets/liabilities designated as hedging instruments, net of tax effect of $1, $— and $(1)	(3)	(2)	4
Defined benefit plans adjustment, net of tax effect of $(11), $30 and $1	34	(117)	(19)
Other comprehensive income (loss)	(54)	(7)	8
Comprehensive income	$287	$110	$448
Less: Comprehensive income attributable to noncontrolling interests	3	13	20
Comprehensive income attributable to XPO	$284	$97	$428
See accompanying notes to consolidated financial statements.

XPO Logistics, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
(In millions)	2021	2020	2019
Cash flows from operating activities of continuing operations
Net income	$341	$117	$440
Income from discontinued operations, net of taxes	18	130	199
Income (loss) from continuing operations	323	(13)	241
Adjustments to reconcile income (loss) from continuing operations to net cash from operating activities
Depreciation, amortization and net lease activity	476	470	467
Stock compensation expense	37	41	56
Accretion of debt	18	20	16
Deferred tax expense (benefit)	5	(75)	40
Debt extinguishment loss	54	—	5
Unrealized (gain) loss on foreign currency option and forward contracts	1	(1)	9
Gains on sales of property and equipment	(73)	(91)	(101)
Other	4	49	(8)
Changes in assets and liabilities
Accounts receivable	(502)	(265)	101
Other assets	(1)	(41)	82
Accounts payable	240	96	(99)
Accrued expenses and other liabilities	74	198	(180)
Net cash provided by operating activities from continuing operations	656	388	629
Cash flows from investing activities of continuing operations
Payment for purchases of property and equipment	(313)	(303)	(379)
Proceeds from sale of property and equipment	132	183	237
Cash collected on deferred purchase price receivable	—	—	75
Other	(3)	4	—
Net cash used in investing activities from continuing operations	(184)	(116)	(67)
Cash flows from financing activities of continuing operations
Proceeds from issuance of debt	—	1,155	1,752
Proceeds from (repayment of) borrowings related to securitization program	(24)	23	—
Repurchase of debt	(2,769)	—	—
Proceeds from borrowings on ABL facility	—	1,020	1,935
Repayment of borrowings on ABL facility	(200)	(820)	(1,935)
Repayment of debt and finance leases	(80)	(65)	(569)
Payment of debt issuance costs	(5)	(22)	(28)
Cash paid in connection with preferred stock conversion	—	(22)	—
Issuance (repurchase) of common stock	384	(114)	(1,347)
Change in bank overdrafts	—	21	(3)
Payment for tax withholdings for restricted shares	(28)	(26)	(14)
Distribution from GXO	794	—	—
Other	(4)	4	8
Net cash provided by (used in) financing activities from continuing operations	(1,932)	1,154	(201)

XPO Logistics, Inc.

Consolidated Statements of Cash Flows (continued)

	Years Ended December 31,
(In millions)	2021	2020	2019
Cash flows from discontinued operations
Operating activities of discontinued operations	$65	$497	$162
Investing activities of discontinued operations	(93)	(241)	(94)
Financing activities of discontinued operations	(302)	(18)	(558)
Net cash provided by (used in) discontinued operations	(330)	238	(490)
Effect of exchange rates on cash, cash equivalents and restricted cash	(2)	14	2
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,792)	1,678	(127)
Cash, cash equivalents and restricted cash, beginning of year	2,065	387	514
Cash, cash equivalents and restricted cash, end of year	273	2,065	387
Less: Cash, cash equivalents and restricted cash of discontinued operations, end of year	3	323	195
Cash, cash equivalents and restricted cash of continuing operations, end of year	$270	$1,742	$192
Supplemental disclosure of cash flow information:
Cash paid for interest	253	314	281
Cash paid for income taxes	84	40	82
See accompanying notes to consolidated financial statements.

XPO Logistics, Inc.
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2021, 2020 and 2019

	Series A Preferred Stock		Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total XPO Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance as of December 31, 2018	72	$41	115,683	$—	$3,311	$377	$(154)	$3,575	$395	$3,970
Net income	—	—	—	—	—	419	—	419	21	440
Other comprehensive income (loss)	—	—	—	—	—	—	9	9	(1)	8
Exercise and vesting of stock compensation awards	—	—	489	—	1	—	—	1	—	1
Tax withholdings related to vesting of stock compensation awards	—	—	—	—	(14)	—	—	(14)	—	(14)
Purchase of noncontrolling interest	—	—	—	—	(3)	—	—	(3)	(255)	(258)
Retirement of common stock	—	—	(23,932)	—	(1,275)	—	—	(1,275)	—	(1,275)
Dividend declared	—	—	—	—	—	(3)	—	(3)	(5)	(8)
Stock compensation expense	—	—	—	—	36	—	—	36	—	36
Adoption of new accounting standard and other	—	—	102	—	5	(7)	—	(2)	(2)	(4)
Balance as of December 31, 2019	72	$41	92,342	$—	$2,061	$786	$(145)	$2,743	$153	$2,896
Net income	—	—	—	—	—	110	—	110	7	117
Other comprehensive income (loss)	—	—	—	—	—	—	(13)	(13)	6	(7)
Exercise and vesting of stock compensation awards	—	—	1,411	—	—	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	—	—	(47)	—	—	(47)	—	(47)
Purchase of noncontrolling interests	—	—	—	—	(1)	—	—	(1)	(20)	(21)
Conversion of preferred stock to common stock	(71)	(40)	10,014	—	40	—	—	—	—	—
Preferred stock conversion	—	—	—	—	—	(22)	—	(22)	—	(22)
Retirement of common stock	—	—	(1,715)	—	(114)	—	—	(114)	—	(114)
Dividend declared	—	—	—	—	—	(2)	—	(2)	(6)	(8)
Stock compensation expense	—	—	—	—	52	—	—	52	—	52
Adoption of new accounting standard and other	—	—	—	—	7	(4)	—	3	—	3
Balance as of December 31, 2020	1	$1	102,052	$—	$1,998	$868	$(158)	$2,709	$140	$2,849

XPO Logistics, Inc.
Consolidated Statements of Changes in Equity (continued)
For the Years Ended December 31, 2021, 2020 and 2019

	Series A Preferred Stock		Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total XPO Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance as of December 31, 2020	1	$1	102,052	$—	$1,998	$868	$(158)	$2,709	$140	$2,849
Net income	—	—	—	—	—	336	—	336	5	341
Other comprehensive loss	—	—	—	—	—	—	(52)	(52)	(2)	(54)
Spin-off of GXO	—	—	—	—	(1,199)	(1,161)	126	(2,234)	(40)	(2,274)
Exercise and vesting of stock compensation awards	—	—	392	—	2	—	—	2	—	2
Tax withholdings related to vesting of stock compensation awards	—	—	—	—	(28)	—	—	(28)	—	(28)
Issuance of common stock	—	—	2,875	—	384	—	—	384	—	384
Conversion of preferred stock to common stock	(1)	(1)	145	—	1	—	—	—	—	—
Purchase of noncontrolling interests	—	—	—	—	(34)	—	—	(34)	(100)	(134)
Dividend declared	—	—	—	—	—	—	—	—	(3)	(3)
Exercise of warrants	—	—	9,215	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	52	—	—	52	—	52
Other	—	—	58	—	3	—	—	3	—	3
Balance as of December 31, 2021	—	$—	114,737	$—	$1,179	$43	$(84)	$1,138	$—	$1,138
See accompanying notes to consolidated financial statements.

XPO Logistics, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2021, 2020 and 2019
1. Organization
Nature of Operations
XPO Logistics, Inc., together with its subsidiaries (“XPO” or “we”), is a leading provider of freight transportation services. We use our proprietary technology to move goods efficiently through our customers’ supply chains, primarily by providing less-than-truckload (“LTL”) and truck brokerage services. See Note 4—Segment Reporting and Geographic Information for additional information on our operations.
On August 2, 2021, we completed the previously announced spin-off of our Logistics segment in a transaction intended to qualify as tax-free to XPO and our stockholders for U.S. federal income tax purposes, which was accomplished by the distribution of 100% of the outstanding common stock of GXO Logistics, Inc. (“GXO”) to XPO stockholders. XPO stockholders received one share of GXO common stock for every share of XPO common stock held at the close of business on July 23, 2021, the record date for the distribution. XPO does not beneficially own any shares of GXO’s common stock following the spin-off. GXO is an independent public company trading under the symbol “GXO” on the New York Stock Exchange.
The historical results of operations and the financial position of our Logistics segment for periods prior to the spin-off are presented as discontinued operations in these consolidated financial statements. For information on our discontinued operations, see Note 3—Discontinued Operations.
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
Following the spin-off, we adopted a new format for our Consolidated Statements of Income to separately present depreciation and amortization expense, transaction and integration costs and restructuring costs from other operating expenses. We have recast prior year amounts to conform to the current year’s presentation.
Consolidation
Our consolidated financial statements include the accounts of XPO, our wholly-owned subsidiaries, and our majority-owned subsidiaries and variable interest entity (“VIE”) where we are the primary beneficiary. We have eliminated intercompany accounts and transactions.
To determine if we are a primary beneficiary of a VIE, we evaluate whether we are able to direct the activities that significantly impact the VIE’s economic performance, including whether we control the operations of each VIE and whether we can operate the VIE under our brand or policies. Investors in the VIE only have recourse to the assets owned by the VIE and not to our general credit. We do not have implicit support arrangements with the VIE. We consolidate the VIE, which is comprised of the special purpose entity related to the European Trade Securitization Program discussed below in this Note and in Note 12—Debt.
We have a controlling financial interest in entities generally when we own a majority of the voting interest. The noncontrolling interests reflected in our consolidated financial statements primarily related to a minority interest in XPO Logistics Europe SA (“XPO Logistics Europe”), a business we acquired majority ownership of in 2015. In

2021, we completed a buy-out offer and squeeze-out for the remaining 3% of XPO Logistics Europe that we did not already own at a cost of $128 million plus expenses. Previously, in 2020 and 2019, we purchased shareholders’ noncontrolling interests in XPO Logistics Europe for €17 million (approximately $21 million) and €234 million (approximately $258 million), respectively.
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
We generate revenue by providing less-than-truckload, truck brokerage and other transportation services for our customers. Additional services may be provided to our customers under their transportation contracts, including unloading and other incidental services. The transaction price is based on the consideration specified in the customer’s contract.
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
Contract Costs
We expense the incremental costs of obtaining contracts when incurred if the amortization period of the assets is one year or less. These costs are included in Direct operating expense (exclusive of depreciation and amortization).
Cash, Cash Equivalents and Restricted Cash
We consider all highly liquid investments with an original maturity of three months or less on the date of purchase to be cash equivalents. As of December 31, 2021, 2020 and 2019, our restricted cash included in Other long-term assets on our Consolidated Balance Sheets was $10 million, $11 million and $10 million, respectively.

Accounts Receivable and Allowance for Credit Losses
We record accounts receivable at the contractual amount and we record an allowance for credit losses for the amount we estimate we may not collect. In determining the allowance for credit losses, we consider historical collection experience, the age of the accounts receivable balances, the credit quality and risk of our customers, any specific customer collection issues, current economic conditions, and other factors that may impact our customers’ ability to pay. Commencing in 2020 and in accordance with Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, we also consider reasonable and supportable forecasts of future economic conditions and their expected impact on customer collections in determining our allowance for credit losses. We write off accounts receivable balances once the receivables are no longer deemed collectible.
The roll-forward of the allowance for credit losses was as follows:

	Years Ended December 31,
(In millions)	2021	2020	2019
Beginning balance	$46	$38	$41
Provision charged to expense	28	45	20
Write-offs, less recoveries, and other adjustments	(27)	(41)	(23)
Cumulative effect adjustment for adoption of ASU 2016-13	—	4	—
Ending balance	$47	$46	$38
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
We account for transfers under our securitization and factoring arrangements as sales because we sell full title and ownership in the underlying receivables and control of the receivables is considered transferred. For these transfers, the receivables are removed from our Consolidated Balance Sheets at the date of transfer. The fair value of any servicing assets and liabilities is immaterial. Our trade receivables securitization program permits us to borrow, on an unsecured basis, cash collected in a servicing capacity on previously sold receivables, which we report within short-term debt on our Consolidated Balance Sheets. See Note 12—Debt for additional information on these borrowings.
The maximum amount of net cash proceeds available at any one time under the securitization program, inclusive of any unsecured borrowings, is €200 million (approximately $227 million as of December 31, 2021). Prior to July 2021, when the securitization program was amended in connection with the spin-off, the maximum amount available was €400 million. As of December 31, 2021, the maximum amount available under the program was utilized. The weighted average interest rate was 0.50% as of December 31, 2021. Charges for commitment fees, which are based on a percentage of available amounts, and charges for administrative fees were not material to our results of operations for the years ended December 31, 2021, 2020 and 2019.

Information related to the trade receivables sold was as follows:

	Years Ended December 31,
(In millions)	2021 (1)	2020 (1)	2019 (1)
Securitization programs
Receivables sold in period	$1,726	$1,377	$1,217
Cash consideration	1,726	1,377	1,161
Deferred purchase price	—	—	57

Factoring programs
Receivables sold in period	72	76	64
Cash consideration	72	75	65
(1)    Information for the years ended December 31, 2021, 2020 and 2019 exclude the impact of the Logistics segment.
In addition to the cash considerations referenced above, we received $75 million in the year ended December 31, 2019, for the realization of cash on the deferred purchase price receivable for our prior securitization program.
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
We compute depreciation expense on a straight-line basis over the estimated useful lives of the assets as follows:

Classification	Estimated Useful Life
Buildings and leasehold improvements	Term of lease to 40 years
Vehicles, containers, tractors, trailers and tankers	3 to 15 years
Rail cars and chassis	15 to 30 years
Machinery and equipment	3 to 10 years
Computer software and equipment	1 to 6 years
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
For our 2021 goodwill assessment, we performed a step-zero qualitative analysis for our three reporting units. Based on the qualitative assessments performed, we concluded that it was not more-likely-than-not that the fair value of each of our reporting units was less than their carrying amounts and, therefore, further quantitative analysis was not performed, and we did not recognize any goodwill impairment.
For our 2020 goodwill assessment, we performed a quantitative analysis for the five reporting units that existed at the time of the assessment using a combination of income and market approaches with the assistance of a third-party valuation appraiser. As of August 31, 2020, we completed our annual impairment test for goodwill with all of our reporting units having fair values in excess of their carrying values, resulting in no impairment of goodwill. Our number of reporting units decreased from five in 2020 to three in 2021 as a result of the spin-off and other organizational changes.
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
Intangible Assets
Our intangible assets subject to amortization consist primarily of customer relationships. We review long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An asset is considered to be impaired if the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying amount. An impairment loss is measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. We estimate fair value using the expected future cash flows discounted at a rate comparable with the risks associated with the recovery of the asset. We amortize intangible assets on a straight-line basis or on a basis consistent with the pattern in which the economic benefits are realized. The estimated useful life for customer relationships is 5 to 16 years.

Accrued Expenses
The components of accrued expenses as of December 31, 2021 and 2020 are as follows:

	As of December 31,
(In millions)	2021	2020
Accrued salaries and wages	$375	$392
Accrued transportation and facility charges	390	303
Other accrued expenses	342	349
Total accrued expenses	$1,107	$1,044
Self-Insurance
We use a combination of self-insurance programs and purchased insurance to provide for the costs of medical, casualty, liability, vehicular, cargo, workers’ compensation, cyber risk and property claims. We periodically evaluate our level of insurance coverage and adjust our insurance levels based on risk tolerance and premium expense.
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

Accumulated Other Comprehensive Income (Loss)
The components of and changes in accumulated other comprehensive income (loss) (“AOCI”), net of tax, for the years ended December 31, 2021 and 2020, are as follows:

(In millions)	Foreign Currency Translation Adjustments	Derivative Hedges	Defined Benefit Plans Liability	Less: AOCI Attributable to Noncontrolling Interests	AOCI Attributable to XPO
As of December 31, 2019	$(120)	$5	$(31)	$1	$(145)
Other comprehensive income (loss)	121	(17)	(116)	(6)	(18)
Amounts reclassified from AOCI	(9)	15	(1)	—	5
Net current period other comprehensive income (loss)	112	(2)	(117)	(6)	(13)
As of December 31, 2020	(8)	3	(148)	(5)	(158)
Other comprehensive income (loss)	(79)	4	34	2	(39)
Amounts reclassified from AOCI	(6)	(7)	—	—	(13)
Net current period other comprehensive income (loss)	(85)	(3)	34	2	(52)
Spin-off of GXO	41	—	82	3	126
As of December 31, 2021	$(52)	$—	$(32)	$—	$(84)
Income Taxes
We account for income taxes using the asset and liability method on a legal entity and jurisdictional basis, under which we recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. Our calculation relies on several factors, including pre-tax earnings, differences between tax laws and accounting rules, statutory tax rates, tax credits, uncertain tax positions, and valuation allowances. We use judgment and estimates in evaluating our tax positions. Evaluating our tax positions would include but not be limited to our tax positions on internal restructuring transactions as well as the spin-off of GXO. Valuation allowances are established when, in our judgment, it is more likely than not that our deferred tax assets will not be realized based on all available evidence. We record Global Intangible Low-Taxed Income (“GILTI”) tax as a period cost.
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
We base our fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and current maturities of long-term debt approximated their fair values as of December 31, 2021 and 2020 due to their short-term nature and/or being receivable or payable on demand. The Level 1 cash equivalents include money market funds valued using quoted prices in active markets and a cash deposit for the securitization program. For information on the fair value hierarchy of our derivative instruments, see Note 11—Derivative Instruments and for information on financial liabilities, see Note 12—Debt.
The fair value hierarchy of cash equivalents was as follows:

(In millions)	Carrying Value	Fair Value	Level 1
December 31, 2021	$181	$181	$181
December 31, 2020	1,685	1,685	1,685
The decrease in cash equivalents from December 31, 2020 to December 31, 2021 was primarily due to the redemption of our senior notes due 2022, 2023 and 2024 and the repayment of borrowings under our revolving loan credit agreement (the “ABL Facility”) in 2021. For further information, see Note 12—Debt.
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
Accounting Pronouncements Issued but Not Yet Effective
In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance.” The ASU increases the transparency surrounding government assistance by requiring disclosure of (i) the types of assistance received, (ii) an entity’s accounting for the assistance and (iii) the effect of the assistance on the entity’s financial statements. This ASU is effective for fiscal years beginning after December 15, 2021. Early adoption is permitted. We are currently evaluating the impact of the new guidance, which is limited to financial statement disclosures.
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

3. Discontinued Operations
As discussed above, on August 2, 2021, we completed the spin-off of our Logistics segment. In July 2021, GXO completed a debt offering and used the net proceeds to fund a cash payment from GXO to XPO of $794 million, which we used to repay a portion of our outstanding borrowings. For further information, see Note 12—Debt. During the year ended December 31, 2021, we incurred approximately $125 million of costs related to the spin-off, of which $101 million are reflected within income from discontinued operations in our Consolidated Statements of Income.
The following table summarizes the financial results from discontinued operations of GXO:

	Years Ended December 31,
(In millions)	2021	2020	2019
Revenue	$4,350	$6,182	$6,087
Direct operating expense (exclusive of depreciation and amortization)	3,614	5,156	5,120
Sales, general and administrative expense	364	517	421
Depreciation and amortization expense	185	296	272
Transaction and other operating costs	105	50	14
Operating income	82	163	260
Other income	(27)	(38)	(31)
Interest expense	12	18	23
Income from discontinued operations before income tax provision	97	183	268
Income tax provision	79	53	69
Net income from discontinued operations, net of taxes	18	130	199
Net income from discontinued operations attributable to noncontrolling interests	(5)	(10)	(21)
Net income from discontinued operations attributable to GXO	$13	$120	$178

The following table summarizes the assets and liabilities from discontinued operations of GXO:

December 31,
(In millions)	2020
Cash and cash equivalents	$323
Accounts receivable, net	1,212
Other current assets	129
Total current assets of discontinued operations	1,664
Property and equipment, net	770
Operating lease assets	1,434
Goodwill	2,063
Identifiable intangible assets, net	299
Other long-term assets	100
Total long-term assets of discontinued operations	4,666
Accounts payable	408
Accrued expenses	770
Short-term borrowings and current finance lease liabilities	57
Short-term operating lease liabilities	332
Other current liabilities	161
Total current liabilities of discontinued operations	1,728
Long-term debt and finance lease liabilities	129
Deferred tax liability	85
Long-term operating lease liabilities	1,099
Other long-term liabilities	117
Total long-term liabilities of discontinued operations	$1,430
Prior to the spin-off of GXO, the U.K. pension plan was sold to a GXO entity. For further information, see Note 13—Employee Benefit Plans.
In connection with the spin-off, we entered into a separation and distribution agreement as well as various other agreements with GXO that provide a framework for the relationships between the parties going forward, including, among others, an employee matters agreement (“EMA”), a tax matters agreement, an intellectual property license agreement and a transition services agreement, through which XPO will continue to provide certain services for a period of time specified in the applicable agreement to GXO following the spin-off. The impact of these services on the consolidated financial statements was immaterial. Additionally, in accordance with these agreements, GXO has agreed to indemnify XPO for certain payments XPO makes with respect to certain self-insurance matters that were incurred by GXO prior to the spin-off and remain obligations of XPO. The receivable and reserve for these matters was approximately $23 million and $21 million, respectively, as of December 31, 2021.

4. Segment Reporting and Geographic Information
In connection with the spin-off, we revised our reportable segments to reflect how our chief operating decision maker (“CODM”) makes decisions related to resource allocation and segment performance. Prior to the spin-off, we had two reportable segments: Transportation and Logistics. Following the spin-off, we have two reportable segments: (i) North American LTL and (ii) Brokerage and Other Services.
In our North American LTL segment, we provide our customers with geographic density and day-definite regional, inter-regional and transcontinental LTL freight services. Our services include cross-border U.S. service to and from Mexico and Canada, as well as intra-Canada service.
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
Our CODM regularly reviews financial information at the operating segment level to allocate resources to the segments and to assess their performance. We include items directly attributable to a segment, and those that can be allocated on a reasonable basis, in segment results reported to the CODM. We do not provide asset information by segment to the CODM. During the third quarter of 2021, our CODM began evaluating segment profit (loss) based on adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), which we define as income (loss) from continuing operations before debt extinguishment loss, interest expense, income tax, depreciation and amortization expense, litigation settlements for significant matters, transaction and integration costs, restructuring costs and other adjustments. Prior to the change in our reporting segments in the third quarter of 2021, our CODM used operating income as the measure of segment profit (loss). Prior period segment disclosures have been recast to conform to the current period presentation.

Selected financial data for our segments is as follows:

	Years Ended December 31,
(in millions)	2021	2020	2019
Revenue
North American LTL	$4,118	$3,539	$3,791
Brokerage and Other Services	8,907	6,800	7,041
Eliminations	(219)	(140)	(151)
Total	$12,806	$10,199	$10,681

Adjusted EBITDA
North American LTL	$904	$764	$851
Brokerage and Other Services	547	284	406
Corporate	(212)	(201)	(167)
Total adjusted EBITDA	1,239	847	1,090
Less:
Debt extinguishment loss	54	—	5
Interest expense	211	307	268
Income tax provision (benefit)	87	(22)	60
Depreciation and amortization expense	476	470	467
Unrealized (gain) loss on foreign currency option and forward contracts	1	(1)	9
Litigation settlements	31	—	—
Transaction and integration costs (1)	37	75	5
Restructuring costs (2)	19	31	35
Income (loss) from continuing operations	$323	$(13)	$241

Depreciation and amortization expense
North American LTL	$226	$224	$227
Brokerage and Other Services	240	229	220
Corporate	10	17	20
Total	$476	$470	$467
(1)    Transaction and integration costs for 2021 and 2020 are primarily comprised of third-party professional fees related to strategic initiatives, including the spin-off of the Logistics segment, as well as retention awards paid to certain employees. Additionally, transaction and integration costs for 2020 included professional fees related to our previously announced exploration of strategic alternatives that was terminated in March 2020. Transaction and integration costs for 2021 and 2020 include $1 million and $5 million, respectively, related to our North American LTL segment; $16 million and $16 million, respectively, related to our Brokerage and Other Services segment and $20 million and $54 million, respectively, related to Corporate.
(2)    See Note 6— Restructuring Charges for further information on our restructuring actions.
As of December 31, 2021 and 2020, we held long-lived tangible assets outside of the U.S. of $422 million and $465 million, respectively.

5. Revenue Recognition
Disaggregation of Revenues
We disaggregate our revenue by geographic area and service offering. Our revenue disaggregated by geographical area, based on sales office location, was as follows:

	Year Ended December 31, 2021
(In millions)	North American LTL	Brokerage and Other Services	Eliminations	Total
Revenue
United States	$4,029	$5,387	$(219)	$9,197
North America (excluding United States)	89	311	—	400
France	—	1,354	—	1,354
United Kingdom	—	879	—	879
Europe (excluding France and United Kingdom)	—	843	—	843
Other	—	133	—	133
Total	$4,118	$8,907	$(219)	$12,806

	Year Ended December 31, 2020
(In millions)	North American LTL	Brokerage and Other Services	Eliminations	Total
Revenue
United States	$3,461	$3,899	$(140)	$7,220
North America (excluding United States)	78	233	—	311
France	—	1,205	—	1,205
United Kingdom	—	677	—	677
Europe (excluding France and United Kingdom)	—	739	—	739
Other	—	47	—	47
Total	$3,539	$6,800	$(140)	$10,199

	Year Ended December 31, 2019
(In millions)	North American LTL	Brokerage and Other Services	Eliminations	Total
Revenue
United States	$3,702	$3,902	$(151)	$7,453
North America (excluding United States)	89	196	—	285
France	—	1,358	—	1,358
United Kingdom	—	760	—	760
Europe (excluding France and United Kingdom)	—	805	—	805
Other	—	20	—	20
Total	$3,791	$7,041	$(151)	$10,681

Our revenue disaggregated by service offering was as follows:

	Years Ended December 31,
(In millions)	2021	2020	2019
North America:
LTL (1)	$4,192	$3,575	$3,841
Truck brokerage	2,749	1,684	1,372
Last mile	1,016	908	873
Other brokerage (2)	2,025	1,564	1,853
Total North America	9,982	7,731	7,939
Europe	3,077	2,622	2,923
Eliminations	(253)	(154)	(181)
Total	$12,806	$10,199	$10,681
(1)    Less-Than-Truckload revenue is before intercompany eliminations and includes revenue from the Company’s trailer manufacturing business.
(2)    Other brokerage includes intermodal and drayage, expedite, freight forwarding and managed transportation services. Freight forwarding includes operations conducted outside of North America but managed by our North American entities.
Performance Obligations
Remaining performance obligations represent firm contracts for which services have not been performed and future revenue recognition is expected. As permitted in determining the remaining performance obligation, we omit obligations that: (i) have original expected durations of one year or less or (ii) contain variable consideration. On December 31, 2021, the fixed consideration component of our remaining performance obligation was approximately $124 million, and we expect approximately 86% of that amount to be recognized over the next three years and the remainder thereafter. We estimate remaining performance obligations at a point in time and actual amounts may differ from these estimates due to changes in foreign currency exchange rates and contract revisions or terminations.
6. Restructuring Charges
We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure, including actions in connection with the spin-off and in response to COVID-19. These actions generally include severance and facility-related costs, including impairment of right-of-use assets, and are intended to improve our efficiency and profitability.
Our restructuring-related activity was as follows:

		Year Ended December 31, 2021
(In millions)	Reserve Balance as of December 31, 2020	Charges Incurred	Payments	Foreign Exchange and Other	Reserve Balance as of December 31, 2021
Severance
Brokerage and Other Services	$7	$10	$(12)	$1	$6
Corporate	1	9	(2)	(1)	7
Total severance	8	19	(14)	—	13
Facilities
Brokerage and Other Services	5	—	(3)	—	2
Total facilities	5	—	(3)	—	2
Total	$13	$19	$(17)	$—	$15

We expect the majority of the cash outlays related to the charges incurred in 2021 will be complete within twelve months.

		Year Ended December 31, 2020
(In millions)	Reserve Balance as of December 31, 2019	Charges Incurred	Payments	Foreign Exchange and Other	Reserve Balance as of December 31, 2020
Severance
North American LTL	$1	$4	$(5)	$—	$—
Brokerage and Other Services	11	13	(17)	—	7
Corporate	3	8	(9)	(1)	1
Total severance	15	25	(31)	(1)	8
Facilities
Brokerage and Other Services	—	6	—	(1)	5
Total facilities	—	6	—	(1)	5
Total	$15	$31	$(31)	$(2)	$13
7. Property and Equipment

	December 31,
(In millions)	2021	2020
Property and equipment
Land	$276	$297
Buildings and leasehold improvements	380	375
Vehicles, tractors, trailers and tankers	1,825	1,791
Machinery and equipment	270	264
Computer software and equipment	885	810
	3,636	3,537
Less: accumulated depreciation and amortization	(1,828)	(1,646)
Total property and equipment, net	$1,808	$1,891
Net book value of capitalized internally-developed software included in property and equipment, net	$230	$248
Depreciation of property and equipment and amortization of computer software was $388 million, $382 million and $370 million for the years ended December 31, 2021, 2020 and 2019, respectively.

8. Leases
Most of our leases are real estate leases. In addition, we lease trucks, trailers, containers and material handling equipment.
The components of our lease expense and gain realized on sale-leaseback transactions were as follows:

	Years Ended December 31,
(In millions)	2021	2020	2019
Operating lease cost	$235	$221	$197
Short-term lease cost	150	86	88
Variable lease cost	32	29	25
Total operating lease cost	$417	$336	$310
Finance lease cost:
Amortization of leased assets	$53	$43	$43
Interest on lease liabilities	5	5	5
Total finance lease cost	$58	$48	$48
Total lease cost	$475	$384	$358
Gain recognized on sale-leaseback transactions (1)	$69	$84	$93
(1)    For the years ended December 31, 2021, 2020 and 2019, we completed multiple sale-leaseback transactions for land and buildings, including a sale and partial leaseback of our shared-services center in Portland, Oregon in 2019. We received aggregate cash proceeds of $96 million, $143 million and $199 million in 2021, 2020 and 2019, respectively. Gains on sale-leaseback transactions are included in Direct operating expense (exclusive of depreciation and amortization) in our Consolidated Statements of Income.
Supplemental balance sheet information related to leases was as follows:

	December 31,
(In millions)	2021	2020
Operating leases:
Operating lease assets	$908	$844

Short-term operating lease liabilities	$170	$152
Operating lease liabilities	752	696
Total operating lease liabilities	$922	$848
Finance leases:
Property and equipment, gross	$403	$392
Accumulated depreciation	(156)	(135)
Property and equipment, net	$247	$257

Short-term borrowings and current maturities of long-term debt	$57	$59
Long-term debt	180	193
Total finance lease liabilities	$237	$252
Weighted-average remaining lease term:
Operating leases	8 years	7 years
Finance leases	6 years	6 years
Weighted-average discount rate:
Operating leases	4.86%	5.26%
Finance leases	1.98%	2.33%

Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
(In millions)	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$224	$223	$201
Operating cash flows for finance leases	5	5	5
Financing cash flows for finance leases	75	59	51
Leased assets obtained in exchange for new lease obligations:
Operating leases	271	268	344
Finance leases	71	46	53
Net operating lease activity, including the reduction of the operating lease asset and the accretion of the operating lease liability, are reflected in Depreciation, amortization and net lease activity on our Consolidated Statements of Cash Flows.
Maturities of lease liabilities as of December 31, 2021 were as follows:

(In millions)	Finance Leases	Operating Leases
2022	$61	$206
2023	56	189
2024	49	151
2025	34	113
2026	18	88
Thereafter	37	373
Total lease payments	255	1,120
Less: interest	(18)	(198)
Present value of lease liabilities	$237	$922
As of December 31, 2021, we had additional operating leases that have not yet commenced with future undiscounted lease payments of $11 million. These operating leases will commence in 2022 with initial lease terms of 3 years to 7 years.
9. Goodwill

(In millions)	North American LTL	Brokerage and Other Services	Total
Goodwill as of December 31, 2019	$722	$1,752	$2,474
Impact of foreign exchange translation and other	—	62	62
Goodwill as of December 31, 2020	722	1,814	2,536
Impact of foreign exchange translation and other	—	(57)	(57)
Goodwill as of December 31, 2021	$722	$1,757	$2,479
There were no cumulative goodwill impairments as of December 31, 2021.

10. Intangible Assets

	December 31, 2021		December 31, 2020
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangibles
Customer relationships	$1,192	$612	$1,211	$536
We did not recognize any impairment of our identified intangible assets in 2021 and 2020. We recorded a non-cash, pre-tax charge of $6 million in 2019 related to the impairment of customer relationships intangibles associated with exiting our direct postal injection business.
Estimated future amortization expense for amortizable intangible assets for the next five years is as follows:

(In millions)	2022	2023	2024	2025	2026	Thereafter
Estimated amortization expense	$75	$65	$64	$62	$62	$252
Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, future impairment of intangible assets, accelerated amortization of intangible assets and other events.
Intangible asset amortization expense was $86 million, $87 million and $96 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
The fair value of our derivative instruments and the related notional amounts were as follows:

	December 31, 2021
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges
Cross-currency swap agreements	$362	Other current assets	$—	Other current liabilities	$(4)
Cross-currency swap agreements	110	Other long-term assets	—	Other long-term liabilities	—
Interest rate swaps	2,003	Other current assets	—	Other current liabilities	—
Total			$—		$(4)

	December 31, 2020
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges
Cross-currency swap agreements	$450	Other current assets	$—	Other current liabilities	$(44)
Cross-currency swap agreements	740	Other long-term assets	—	Other long-term liabilities	(65)
Interest rate swaps	2,003	Other current assets	—	Other current liabilities	(4)
Total			$—		$(113)
The derivatives are classified as Level 2 within the fair value hierarchy. The derivatives are valued using inputs other than quoted prices such as foreign exchange rates and yield curves.
The effect of derivative and nonderivative instruments designated as hedges on our Consolidated Statements of Income was as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives			Amount of Gain (Loss) Reclassified from AOCI into Net Income			Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Years Ended December 31,
(In millions)	2021	2020	2019	2021	2020	2019	2021	2020	2019
Derivatives designated as cash flow hedges
Cross-currency swap agreements	$4	$(12)	$7	$7	$(15)	$5	$—	$—	$1
Interest rate swaps	—	(5)	5	—	—	—	—	—	—
Derivatives designated as net investment hedges
Cross-currency swap agreements	84	(81)	55	—	—	—	6	9	10
Total	$88	$(98)	$67	$7	$(15)	$5	$6	$9	$11
The pre-tax gain (loss) recognized in earnings for foreign currency option and forward contracts not designated as hedging instruments was a loss of $1 million, a gain of $1 million and a loss of $9 million for the years ended December 31, 2021, 2020 and 2019, respectively. These amounts are recorded in Foreign currency (gain) loss on our Consolidated Statements of Income.
Cross-Currency Swap Agreements
We enter into cross-currency swap agreements to manage the foreign currency exchange risk related to our international operations by effectively converting our fixed-rate USD-denominated debt, including the associated interest payments, to fixed-rate, euro (“EUR”)-denominated debt. The risk management objective of these transactions is to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies and reduce the variability in the functional currency equivalent cash flows of this debt. In 2021, in preparation for the spin-off, we novated (or transferred) cross-currency swaps that were recorded as a liability with a fair value of approximately $28 million to GXO, as well as the associated amounts in AOCI.
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
We designated these cross-currency swaps as qualifying hedging instruments and account for them as net investment hedges. We apply the simplified method of assessing the effectiveness of our net investment hedging relationships. Under this method, for each reporting period, the change in the fair value of the cross-currency swaps is initially recognized in AOCI. The change in the fair value due to foreign exchange remains in AOCI and the initial component excluded from effectiveness testing will initially remain in AOCI and then will be reclassified from AOCI to Interest expense each period in a systematic manner. For net investment hedges that were de-designated prior to their maturity, the amounts in AOCI will remain in AOCI until the subsidiary is sold or substantially liquidated. Cash flows related to the periodic exchange of interest payments for these net investment hedges are included in Cash flows from operating activities of continuing operations on our Consolidated Statements of Cash Flows.
Prior to the spin-off, we entered into cross-currency swap agreements to manage the related foreign currency exposure from intercompany loans. We designated these cross-currency swaps as qualifying hedging instruments and accounted for them as cash flow hedges. Gains and losses resulting from the change in the fair value of the cross-currency swaps was initially recognized in AOCI and reclassified to Foreign currency (gain) loss to offset the foreign exchange impact in earnings created by settling intercompany loans. Cash flows related to these cash flow hedges was included in Cash flows from operating activities of continuing operations on our Consolidated Statements of Cash Flows.
Interest Rate Hedging
We execute short-term interest rate swaps to mitigate variability in forecasted interest payments on our Senior Secured Term Loan Credit Agreement (the “Term Loan Credit Agreement”). The interest rate swaps convert floating-rate interest payments into fixed rate interest payments. We designated the interest rate swaps as qualifying hedging instruments and account for these derivatives as cash flow hedges. The outstanding interest rate swaps mature in 2022.
We record gains and losses resulting from fair value adjustments to the designated portion of interest rate swaps in AOCI and reclassify them to Interest expense on the dates that interest payments accrue. Cash flows related to the interest rate swaps are included in Cash flows from operating activities of continuing operations on our Consolidated Statements of Cash Flows.
Foreign Currency Option and Forward Contracts
We periodically use foreign currency option contracts to mitigate the risk of a reduction in the value of earnings from our operations that use the EUR or the British pound sterling as their functional currency. Additionally, we periodically use foreign currency forward contracts to mitigate exposure from intercompany loans that are not designated as permanent and can create volatility in earnings. Generally, the foreign currency contracts (both option and forward contracts) are not designated as qualifying hedging instruments. The contracts are used to manage our exposure to foreign currency exchange rate fluctuations and are not speculative. The contracts generally expire in 12 months or less. We had no outstanding contracts as of December 31, 2021 and December 31, 2020. Gains or losses on the contracts are recorded in Foreign currency (gain) loss on our Consolidated Statements of Income. Cash flows related to the foreign currency contracts are included in Cash flows from investing activities of continuing operations on our Consolidated Statements of Cash Flows, consistent with the nature and purpose for which these derivatives were acquired.

12. Debt

	December 31, 2021		December 31, 2020
(In millions)	Principal Balance	Carrying Value	Principal Balance	Carrying Value
ABL facility	$—	$—	$200	$200
Term loan facilities	2,003	1,977	2,003	1,974
6.50% Senior notes due 2022	—	—	1,200	1,195
6.125% Senior notes due 2023	—	—	535	531
6.75% Senior notes due 2024	—	—	1,000	989
6.25% Senior notes due 2025	1,150	1,141	1,150	1,138
6.70% Senior debentures due 2034	300	214	300	210
Borrowings related to securitization program	—	—	24	24
Finance leases, asset financing and other	240	240	260	260
Total debt	3,693	3,572	6,672	6,521
Short-term borrowings and current maturities of long-term debt	58	58	1,286	1,281
Long-term debt	$3,635	$3,514	$5,386	$5,240
The fair value of our debt and classification in the fair value hierarchy was as follows:

(In millions)	Fair Value	Level 1	Level 2
December 31, 2021	$3,811	$1,571	$2,240
December 31, 2020	6,908	4,429	2,479
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
Our principal payment obligations on debt (excluding finance leases) for the next five years and thereafter was as follows:

(In millions)	2022	2023	2024	2025	2026	Thereafter
Principal payments on debt	$—	$—	$1	$3,153	$1	$301
ABL Facility
In 2015, we entered into the ABL Facility that provided commitments of up to $1.0 billion with a maturity date of October 30, 2020. In April 2019, we amended the ABL Facility including: (i) increasing the commitments to $1.1 billion, (ii) extending the maturity date to April 30, 2024, subject to springing maturity if some of our senior notes reach specified levels set in the credit agreement and (iii) reducing the interest rate margin. In July 2021, we amended the ABL Facility to reduce the commitments from $1.1 billion to $1.0 billion. There were no other significant changes made to the terms of the facility. We can issue up to $350 million of letters of credit under the ABL Facility.
Our availability under the ABL Facility is equal to the borrowing base less advances and outstanding letters of credit. Our borrowing base includes a fixed percentage of: (i) our eligible U.S. and Canadian accounts receivable; plus (ii) any of our eligible U.S. and Canadian rolling stock and equipment. A maximum of 20% of our borrowing base can be equipment and rolling stock in the aggregate. As of December 31, 2021, our borrowing base was $1.0 billion and our availability was $995 million after considering outstanding letters of credit of $5 million. As of December 31, 2021, we were in compliance with the ABL Facility’s financial covenants.

Our loans under the ABL Facility bear interest at a rate equal to: LIBOR or base rate plus (i) an applicable margin of 1.25% to 1.50% for LIBOR loans or (ii) 0.25% to 0.50%, for base rate loans.
The ABL Facility is secured on a first lien basis by the assets of the credit parties as priority collateral and on a second lien basis by certain other assets. The priority collateral consists primarily of our U.S. and Canadian accounts receivable and any of our U.S. and Canadian rolling stock and equipment included in our borrowing base. The ABL Facility contains representations and warranties, affirmative and negative covenants, and events of default customary for agreements of this nature.
The covenants in the ABL Facility can limit our ability to incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make certain investments and restricted payments; and enter into certain transactions with affiliates. We may also be required to maintain a Fixed Charge Coverage Ratio (as defined in the ABL Facility) of not less than 1.00 if availability under the ABL Facility is below certain thresholds. As of December 31, 2021, we were compliant with this financial covenant.
Letters of Credit Facility
In 2020, we entered into a $200 million uncommitted secured evergreen letter of credit facility. The letter of credit facility had an initial one-year term, which automatically renewed for an additional year, and may automatically renew with one-year terms until the letter of credit facility terminates. As of December 31, 2021, we have issued $198 million in aggregate face amount of letters of credit under the facility.
Term Loan Facilities
In 2015, we entered into a Term Loan Credit Agreement that provided for a single borrowing of $1.6 billion. We amended the Term Loan Credit Agreement in 2019 to include a new tranche of term loans (the “Incremental Term Loan Facility”), to reduce the interest rates and to extend the maturity dates. Net proceeds from borrowings under the Incremental Term Loan Facility were used for general corporate purposes, including to fund purchases of our common stock described in Note 14—Stockholders’ Equity. The loans under the Incremental Term Loan Facility were issued at a price of 99.50% of par. In 2021, we amended the Term Loan Credit Agreement to consolidate our tranches and lower the interest rate. The applicable terms of the Term Loan Credit Agreement, as amended, are as follows:

		December 31, 2020
(In millions)	December 31, 2021	First Tranche	Second Tranche
Principal balance	$2,003	$1,503	$500
Interest spread:
Base rate loans	0.75%	1.00%	1.50%
LIBOR loans	1.75%	2.00%	2.50%
Maturity date	February 2025	February 2025	February 2025
We recorded a debt extinguishment loss of $3 million in 2021 due to this amendment. The interest rate on our term loan facility was 1.85% as of December 31, 2021.
We must prepay an aggregate principal amount of the term loan facility equal to (a) 50% of any Excess Cash Flow, as defined in the agreement, for the most recent fiscal year ended, minus (b) the sum of (i) all voluntary prepayments of loans during the fiscal year and (ii) all voluntary prepayments of loans under the ABL Facility or any other revolving credit facilities during the fiscal year if accompanied by a corresponding permanent reduction in the commitments under the credit agreement or any other revolving credit facilities in the case of each of the immediately preceding clauses (i) and (ii), if such prepayments are funded with internally generated cash flow, as defined in the agreement. If our Consolidated Secured Net Leverage Ratio, as defined in the agreement, for the fiscal year was less than or equal to 3.00:1.00 and greater than 2.50:1.00, the Excess Cash Flow percentage will be 25%. If our Consolidated Secured Net Leverage Ratio for the fiscal year was less than or equal to 2.50:1.00, the Excess Cash Flow percentage will be 0%. The remaining principal is due at maturity. As of December 31, 2021, our Consolidated Secured Net Leverage Ratio was less than 2.50:1.00, and no excess cash payment was required.

Senior Notes
In the third quarter of 2021, we redeemed our outstanding 6.125% senior notes due 2023 (“Senior Notes due 2023”) and our outstanding 6.75% senior notes due 2024 (“Senior Notes due 2024”). The Senior Notes due 2024 were originally issued in 2019 and the proceeds were used to repay our outstanding obligation under the Unsecured Credit Facility described below and to finance a portion of our share repurchases described in Note 14—Stockholders’ Equity. The redemption price for the Senior Notes due 2023 was 100.0% of the principal amount, plus accrued and unpaid interest and the redemption price for the Senior Notes due 2024 was 103.375% of the principle amount, plus accrued and unpaid interest. We paid for the redemption using cash received from GXO of approximately $794 million, proceeds from an equity offering described in Note 14—Stockholders’ Equity and available cash. We recorded debt extinguishment losses of $3 million and $43 million in 2021 related to the redemption of the Senior Notes due 2023 and Senior Notes due 2024, respectively.
In January 2021, we redeemed our outstanding 6.50% senior notes due 2022 (“Senior Notes due 2022”) that were originally issued in 2015. The redemption price for the notes was 100.0% of the principal amount, plus accrued and unpaid interest. We paid for the redemption with available cash, including the net proceeds from the issuance of our 6.25% senior notes due 2025 (“Senior Notes due 2025”) as described below. We recorded a debt extinguishment loss of $5 million in 2021 due to this redemption.
In 2020, we completed private placements of $1.15 billion aggregate principal amount of Senior Notes due 2025. The Senior Notes due 2025 mature on May 1, 2025 and bear interest at a rate of 6.25% per annum. Interest on the notes is paid semi-annually. A total of $850 million of the notes were issued at par, and $300 million of the notes were issued subsequently at 101.75% of face value. Net proceeds from the notes were initially invested in cash and cash equivalents and were subsequently used in 2021 to redeem our outstanding Senior Notes due 2022 as described above.
The senior notes are guaranteed by each of our direct and indirect wholly-owned restricted subsidiaries (other than some excluded subsidiaries) that are obligors under, or guarantee obligations under, our ABL Facility or existing Term Loan facility or guarantee certain of our capital markets indebtedness or any guarantor of the senior notes. The senior notes and its guarantees are unsecured, unsubordinated indebtedness for us and our guarantors. The senior notes contain covenants customary for notes of this nature.
Senior Debentures
We assumed in conjunction with an acquisition 6.70% Senior Debentures due 2034 (the “Senior Debentures”) with an aggregate principal amount of $300 million. The Senior Debentures bear interest payable semiannually, in cash in arrears, and mature on May 1, 2034. Including amortization of the fair value adjustment recorded on the acquisition date, interest expense on the Senior Debentures is recognized at an annual effective interest rate of 10.96%.
Trade Securitization Program
As discussed in Note 2—Basis of Presentation and Significant Accounting Policies, our European business participates in a trade receivables securitization program. The program contains financial covenants customary for this type of arrangement, including maintaining a defined average days sales outstanding ratio.
Our trade receivables securitization program permits us to borrow, on an unsecured basis, cash collected in a servicing capacity on previously sold receivables. These borrowings are owed to the program’s Purchasers and are included in short-term debt until they are repaid in the following month’s settlement. We had no such borrowings outstanding as of December 31, 2021 and had borrowings of €20 million ($24 million) as of December 31, 2020.

Unsecured Credit Facility
In December 2018, we entered into a $500 million unsecured credit facility (“Unsecured Credit Facility”). As of December 31, 2018, we had borrowed $250 million under the Unsecured Credit Facility. We borrowed an additional $250 million in January 2019. We used the proceeds of both borrowings to finance a portion of our share repurchases described in Note 14—Stockholders’ Equity. In connection with the issuance of the Senior Notes due 2024 described above, we repaid our outstanding obligations under the Unsecured Credit Facility and terminated it in February 2019. We recorded a debt extinguishment loss of $5 million in 2019 in connection with this repayment.
13. Employee Benefit Plans
Defined Benefit Pension Plans
We sponsor both funded and unfunded defined benefit pension plans for some employees in the U.S. These pension plans include qualified plans that are eligible for beneficial treatment under the Internal Revenue Code and non-qualified plans that provide additional benefits for employees who are impacted by limitations on compensation eligible for benefits available under the qualified plans. Prior to the spin-off of GXO, the pension plan for some employees in the United Kingdom was sold to a GXO entity and GXO paid approximately £26 million (approximately $34 million) to XPO, which represented the value of the net assets at the date of the sale. In connection with this transaction, approximately $82 million of accumulated other comprehensive income, net of tax, was transferred to GXO. We also maintain defined benefit pension plans for some of our foreign subsidiaries that are excluded from the disclosures below due to their immateriality. The information below excludes the results of the pension plan that was sold to GXO.
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
Funded Status of Defined Benefit Pension Plans
The reconciliation of the changes in the plans’ projected benefit obligations as of December 31 was as follows:

(In millions)	2021	2020
Projected benefit obligation at beginning of year	$2,052	$1,862
Interest cost	39	54
Actuarial (gain) loss	(82)	216
Benefits paid	(84)	(80)
Projected benefit obligation at end of year	$1,925	$2,052
The actuarial gain in 2021 was a result of assumption changes, including an increase in the discount rate, updated mortality projection scales and other assumptions for plan participants.

The reconciliation of the changes in the fair value of plan assets as of December 31 was as follows:

(In millions)	2021	2020
Fair value of plan assets at beginning of year	$2,062	$1,863
Actual return on plan assets	25	274
Employer contributions	6	5
Benefits paid	(84)	(80)
Fair value of plan assets at end of year	$2,009	$2,062
The funded status of the plans as of December 31 was as follows:

(In millions)	2021	2020
Funded status at end of year	$84	$10
Amount recognized in balance sheet:
Long-term assets	$156	$88
Current liabilities	(5)	(5)
Long-term liabilities	(67)	(73)
Net pension asset recognized	$84	$10
Plans with projected and accumulated benefit obligation in excess of plan assets:
Projected and accumulated benefit obligation (1)	$72	$78
(1)    Relates to our non-qualified plans which are unfunded.
The funded status of our qualified plans and non-qualified plans was $156 million and $(72) million, respectively, as of December 31, 2021.
The actuarial loss included in AOCI that has not yet been recognized in net periodic benefit expense was $43 million and $50 million, respectively, as of December 31, 2021 and 2020.
The net periodic benefit cost and amounts recognized in Other comprehensive income (loss) for the years ended December 31 was as follows:

(In millions)	2021	2020	2019
Net periodic benefit (income) expense:
Interest cost	$39	$54	$66
Expected return on plan assets	(101)	(102)	(90)
Amortization of actuarial loss	1	—	—
Net periodic benefit income	$(61)	$(48)	$(24)
Amounts recognized in Other comprehensive income (loss):
Actuarial (gain) loss	$(7)	$45	$(49)
Reclassification of recognized AOCI gain due to settlements	—	—	—
(Gain) loss recognized in Other comprehensive income (loss)	$(7)	$45	$(49)

The weighted-average assumptions used to determine the net periodic benefit costs and benefit obligations for the year ended December 31 were as follows:

	Qualified Plans			Non-Qualified Plans
	2021	2020	2019	2021	2020	2019
Discount rate - net periodic benefit costs	1.96%	2.96%	4.08%	1.11% - 1.71%	2.40% - 2.78%	3.65% - 3.95%
Discount rate - benefit obligations	2.84%	2.48%	3.35%	2.19% - 2.72%	1.62% - 2.30%	2.72% - 3.20%
Expected long-term rate of return on plan assets	5.00%	5.60%	5.80%
No rate of compensation increase was assumed as the plans are frozen to additional participant benefit accruals.
We use a full yield curve approach to estimate the interest cost component of net periodic benefit cost by applying specific spot rates along the yield curve used to determine the benefit obligation to each of the underlying projected cash flows based on time until payment.
Expected benefit payments for the defined benefit pension plans for the years ended December 31 are summarized below. These estimates are based on assumptions about future events. Actual benefit payments may vary from these estimates.

(In millions)	2022	2023	2024	2025	2026	2027-2030
Expected benefit payments	$94	$97	$100	$102	$104	$532
Plan Assets
We manage the assets in the U.S. plans using a long-term liability-driven investment strategy that seeks to mitigate the funded status volatility by increasing participation in fixed income investments as the plan’s funded status increases. We developed this strategy by analyzing a variety of diversified asset-class combinations with the projected liabilities.
Our current investment strategy is to achieve an investment mix of approximately 88% in fixed income securities and 12% of investments in equity securities. The fixed income allocation consists primarily of domestic fixed income securities and targets to hedge more than 95% of domestic projected liabilities. The target allocations for equity securities includes approximately 50% in U.S. equities and approximately 50% in non-U.S. equities. Investments in equity and fixed income securities consist of individual securities held in managed separate accounts and commingled investment funds. Generally, our investment strategy does not include an allocation to cash and cash equivalents, but a cash allocation may arise periodically in response to timing considerations regarding contributions, investments, and the payment of benefits and eligible plan expenses. We periodically evaluate our defined benefit plans’ asset portfolios for significant concentrations of risk. Types of investment concentration risks that are evaluated include concentrations in a single issuer, specific security, asset class, credit rating, duration, industry/sector, currency, foreign country or individual fund manager. As of December 31, 2021, our defined benefit plan assets had no significant concentrations of risk.
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
The assumption of 5.00% for the overall expected long-term rate of return on plan assets in 2021 was developed using asset allocation and return expectations. The return expectations are created using long-term historical and expected returns for the various asset classes and current market expectations for inflation, interest rates and economic growth.

The fair values of investments held in the qualified pension plans by major asset category as of December 31, 2021 and 2020, and the percentage that each asset category comprises of total plan assets were as follows:

(Dollars in millions)	Level 1	Level 2	Not Subject to Leveling (1)	Total	Percentage of Plan Assets
December 31, 2021
Cash and cash equivalents:
Short-term investment fund	$—	$—	$34	$34	1.7%
Equity:
U.S. large companies	—	—	107	107	5.3%
U.S. small companies	—	—	17	17	0.8%
International	47	—	82	129	6.4%
Fixed income securities	406	1,310	6	1,722	85.8%
Total plan assets	$453	$1,310	$246	$2,009	100.0%
December 31, 2020
Cash and cash equivalents:
Short-term investment fund	$—	$—	$37	$37	1.8%
Equity:
U.S. large companies	—	—	136	136	6.6%
U.S. small companies	—	—	33	33	1.6%
International	53	—	102	155	7.5%
Fixed income securities	425	1,274	1	1,700	82.5%
Derivatives	—	1	—	1	—%
Total plan assets	$478	$1,275	$309	$2,062	100.0%
(1)    Investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient are not classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented for the total defined benefit pension plan assets.
For the periods ended December 31, 2021 and 2020, we had no investments held in the pension plans within Level 3 of the fair value hierarchy. Our common stock was not a plan asset as of December 31, 2021 or 2020. The non-qualified plans are unfunded.
Funding
Our funding practice is to evaluate our tax and cash position, and the funded status of our plans, in determining our planned contributions. We estimate that we will contribute $5 million to our non-qualified plans in 2022 but this could change based on variations in interest rates, asset returns and other factors.
Defined Contribution Retirement Plans
Our costs for defined contribution retirement plans were $60 million, $57 million and $57 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Postretirement Medical Plan
We provide health benefits through a postretirement medical plan for eligible employees hired before 1993 (the “Postretirement Plan”).

Funded Status of Postretirement Medical Plan
The reconciliation of the changes in the plan’s benefit obligation and the determination of the amounts recognized on our Consolidated Balance Sheets were as follows:

	As of December 31,
(In millions)	2021	2020
Projected benefit obligation at beginning of year	$44	$41
Interest cost on projected benefit obligation	1	1
Actuarial loss	—	4
Participant contributions	1	1
Benefits paid	(5)	(3)
Projected and accumulated benefit obligation at end of year	$41	$44
Funded status of the plan	$(41)	$(44)
Amounts recognized in the balance sheet consist of:
Current liabilities	$(3)	$(3)
Long-term liabilities	(38)	(41)
Net amount recognized	$(41)	$(44)
Discount rate assumption as of December 31	2.67%	2.20%
The amounts included in AOCI that have not yet been recognized in net periodic benefit income (expense) and the net periodic benefit income (expense) for the postretirement plan were not material in any of the periods presented. The discount rates assumptions used to calculate the interest cost were 1.56% - 2.34%, 2.66% - 3.22% and 3.87% - 4.36% for the years ended December 31, 2021, 2020 and 2019, respectively.
Expected benefit payments, which reflect expected future service, as appropriate, for the years ended December 31 are summarized below. These estimates are based on assumptions about future events. Actual benefit payments may vary from these estimates.

(In millions)	2022	2023	2024	2025	2026	2027-2030
Expected benefit payments	$3	$3	$3	$4	$3	$14
14. Stockholders’ Equity
Our Board of Directors is authorized to establish one or more series of preferred stock.
Series A Convertible Perpetual Preferred Stock and Warrants
In 2011, we issued 75,000 shares of the Series A Preferred Stock with an initial liquidation preference of $1,000 per share which were convertible into shares of our common stock at a conversion price of $7.00 per common share (subject to customary anti-dilution adjustments). We also issued warrants exercisable for shares of our common stock at an initial exercise price of $7.00 per common share (subject to customary anti-dilution adjustments). Our preferred stock ranked senior to our common stock with respect to dividend and liquidation rights. Our preferred stock paid quarterly cash dividends equal to the greater of: (i) the “as-converted” dividends on our underlying common stock for the relevant quarter and (ii) 4% of the then-applicable liquidation preference per annum. Our preferred stock was not redeemable.
In December 2020, some holders of our convertible preferred stock exchanged their holdings for a combination of our common stock, based on the stated conversion price, and a lump-sum payment that represents an approximation of the net present value of the future dividends payable on the preferred stock. Additionally, some holders of our warrants exchanged (or committed to exchange subject to the satisfaction of certain customary closing conditions)

their holdings, including Jacobs Private Equity, LLC (“JPE”), an entity controlled by the Company’s chairman and chief executive officer, for a number of shares of our common stock equal to the number of shares of common stock that such holder would be entitled to receive upon an exercise of the warrants less the number of shares of common stock that have an approximate value equal to the exercise price of the warrants. With respect to the preferred stock, through December 31, 2020, 69,445 shares were exchanged, and we issued 9.9 million shares of common stock and paid $22 million of cash. The $22 million was reflected as a preferred stock conversion charge in 2020 in the accompanying consolidated financial statements. With respect to the warrants, through December 31, 2020, 0.3 million warrants were exchanged, and we issued 0.3 million shares of common stock.
In 2021, the remaining 1,015 preferred shares were exchanged, and we issued 0.1 million shares of common stock. With respect to the warrants, in 2021, 9.8 million warrants were exchanged, and we issued 9.2 million shares of common stock. These exchanges were intended to simplify our equity capital structure, including in contemplation of the spin-off of our Logistics segment. As of December 31, 2021, there were no shares of preferred stock or warrants outstanding.
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
There were no share repurchases in 2021. Our remaining share repurchase authorization as of December 31, 2021 is $503 million. Information regarding our shares repurchased, based on settlement date, in 2020 and 2019 were as follows:

	Years Ended December 31,
(In millions, except per share data)	2020	2019
Shares purchased and retired	2	25
Aggregate value	$114	$1,347
Average price per share	$66.58	$53.41
Remaining authorization	$503	$617

15. Stock-Based Compensation
We grant various types of stock-based compensation awards to directors, officers and key employees under our 2016 incentive plan. These awards include stock options, restricted stock, restricted stock units, performance-based units, cash incentive awards and other equity-related awards (collectively, “Awards”).
As a result of the spin-off and in accordance with plan rules, the shares remaining for future issuance under the 2016 plan were equitably adjusted. With this adjustment, up to 7.2 million shares of our common stock have been authorized for issuance as Awards. Shares awarded may consist of authorized and unissued shares or treasury shares. The 2016 plan will terminate on May 15, 2029, unless terminated earlier by our Board of Directors. As of December 31, 2021, 1.7 million shares of our common stock were available for the grant of Awards under the 2016 plan.
In connection with the spin-off, stock-based compensation awards that were previously granted to GXO’s employees and directors under XPO’s incentive plan were converted to awards issued under GXO’s incentive plan. Additionally, in order to preserve the value of the awards held by employees continuing with XPO following the spin-off, the number of outstanding shares underlying the awards were adjusted using the ratio and methodology outlined in the EMA. The ratio was based on the closing price per share of XPO common stock on July 30, 2021 compared to the closing price per share of XPO common stock on August 2, 2021. The strike prices of options were similarly adjusted as outlined in the EMA. The impact of these adjustments on the number of awards outstanding is included in the effect of spin-off activity in the tables below. The modification of these awards in connection with the spin-off did not result in incremental compensation cost.
Our employee stock purchase plan offers eligible employees, excluding our executive officers and directors, the right to purchase our common stock up to 10% of each employee’s compensation. Shares are purchased at 5% below fair market value on the last trading day of each six-month offering period. The plan authorizes the purchase of up to two million shares of our common stock. The plan will terminate in October 2027, unless terminated earlier by our Board of Directors. We do not recognize stock-based compensation expense as the plan is non-compensatory. At December 31, 2021, two million shares of our common stock were available for purchase under the plan.
Our stock-based compensation expense is recorded in SG&A on our Consolidated Statements of Income:

	Years ended December 31,
(In millions)	2021	2020	2019
Restricted stock and restricted stock units	$28	$32	$24
Performance-based restricted stock units	9	2	5
Cash-settled performance-based restricted stock units	—	7	27
Total stock-based compensation expense	$37	$41	$56
Tax benefit on stock-based compensation	$(5)	$(13)	$(2)
Stock Options
Our stock options typically vest over three to five years after the grant date for our employees and officers and one year after the grant date for our Board of Directors. The stock options have a 10-year contractual term and the exercise price equals our stock price on the grant date.

A summary of stock option award activity for the year ended December 31, 2021 is presented below:

	Stock Options
	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Term
Outstanding as of December 31, 2020 (1)	42,755	$21.01	3.36
Granted (2)	—	—
Exercised	(51,783)	14.62
Forfeited	—	—
Effect of spin-off (3)	15,636	NM
Outstanding as of December 31, 2021	6,608	$9.80	0.93
Options exercisable as of December 31, 2021	6,608	$9.80	0.93
NM - Not meaningful
(1)    Outstanding awards at December 31, 2020 includes awards that were subsequently converted to awards issued under GXO’s incentive plan.
(2)    The above table excludes stock option awards that were granted in 2021 that subsequently converted to awards issued under GXO’s incentive plan.
(3)    Represents the net impact of (i) adjustments made to preserve the value of awards immediately before and after the spin-off, and (ii) the conversion of certain awards to awards issued under GXO’s incentive plan.
The intrinsic value of options outstanding and exercisable as of December 31, 2021 was less than $1 million.
The total intrinsic value of options exercised during 2021, 2020 and 2019 was $4 million, $56 million and $6 million, respectively. The total cash received from options exercised during 2021, 2020 and 2019 was $2 million, less than $1 million and $1 million, respectively.
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

A summary of RSU and PRSU award activity for the year ended December 31, 2021 is presented below:

	RSUs		PRSUs
	Number of RSUs	Weighted-Average Grant Date Fair Value	Number of PRSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2020 (1)	1,615,812	$67.43	1,856,561	$45.39
Granted	839,372	87.13	70,954	80.67
Vested	(578,216)	68.31	(22,617)	75.00
Forfeited and canceled	(337,312)	105.04	(597,739)	44.19
Effect of spin-off (2)	(78,046)	NM	699,076	NM
Outstanding as of December 31, 2021	1,461,610	$54.81	2,006,235	$46.19
NM - Not meaningful
(1)    Outstanding awards at December 31, 2020 includes awards that were subsequently converted to awards issued under GXO’s incentive plan.
(2)    Represents the net impact of (i) adjustments made to preserve the value of awards immediately before and after the spin-off, and (ii) the conversion of certain awards to awards issued under GXO’s incentive plan.
The total fair value of RSUs that vested during 2021, 2020 and 2019 was $69 million, $64 million and $13 million, respectively. All of the outstanding RSUs as of December 31, 2021 vest subject to service conditions.
The total fair value of PRSUs that vested during 2021, 2020 and 2019 was $2 million, $8 million and $23 million, respectively. Of the outstanding PRSUs as of December 31, 2021, 1,700,480 vest subject to service and a combination of market and performance conditions, 283,764 vest subject to service and performance conditions and 21,991 vest subject to service and market conditions.
As of December 31, 2021, unrecognized compensation cost related to non-vested RSUs and PRSUs of $69 million is anticipated to be recognized over a weighted-average period of approximately 2.64 years.
16. Income Taxes
Income (loss) from continuing operations before taxes related to our U.S. and foreign operations was as follows:

	Years Ended December 31,
(In millions)	2021	2020	2019
U.S.	$420	$45	$286
Foreign	(10)	(80)	15
Income (loss) from continuing operations before income tax provision (benefit)	$410	$(35)	$301

The income tax provision (benefit) is comprised of the following:

	Years Ended December 31,
(In millions)	2021	2020	2019
Current:
U.S. Federal	$56	$30	$(3)
State	13	7	1
Foreign	13	16	22
Total current income tax provision	$82	$53	$20
Deferred:
U.S. Federal	$(10)	$(40)	$52
State	(7)	(3)	4
Foreign	22	(32)	(16)
Total deferred income tax provision (benefit)	5	(75)	40
Total income tax provision (benefit)	$87	$(22)	$60
The effective tax rate reconciliations were as follows:

	Years Ended December 31,
	2021	2020	2019
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of U.S. federal benefit	2.4	(7.4)	1.2
Foreign operations (1)	10.3	16.9	(1.1)
Contribution- and margin-based taxes	1.2	(22.4)	2.8
Changes in uncertain tax positions	(2.1)	(10.8)	(1.6)
Non-deductible compensation	1.8	(0.4)	0.1
Provision to return adjustments	1.2	11.4	(1.4)
Effect of law changes	(1.0)	(3.9)	0.8
Stock-based compensation	(1.4)	42.0	(0.9)
Long-term capital loss	(11.0)	—	—
Other (2)	(1.1)	17.0	(1.2)
Effective tax rate	21.3%	63.4%	19.7%
(1)    Foreign operations include the net impact of changes to valuation allowances, the cost of inclusion of foreign income in the U.S. net of foreign taxes, the impact of foreign tax rate differences from the U.S. Federal rate and permanent items related to foreign operations.
(2)    In the year ended December 31, 2020, the impact of “Other” on the effective tax rate was disproportionately high compared to 2019 and 2021 due to the low income (loss) from continuing operations before income tax provision (benefit) in 2020. For 2020, “Other” is primarily comprised of 7.7% of U.S. Federal tax credits, 6.5% of U.S. Federal tax permanent adjustments, and 2.7% of changes in valuations allowance.

Components of the Net Deferred Tax Asset or Liability
The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and deferred tax liability were as follows:

	Years Ended December 31,
(In millions)	2021	2020
Deferred tax asset
Net operating loss and other tax attribute carryforwards	$77	$72
Accrued expenses	60	87
Pension and other retirement obligations	—	21
Other	46	69
Total deferred tax asset	183	249
Valuation allowance	(37)	(40)
Total deferred tax asset, net	146	209
Deferred tax liability
Intangible assets	(172)	(194)
Property and equipment	(252)	(256)
Pension and other retirement obligations	(6)	—
Other	(24)	(38)
Total deferred tax liability	(454)	(488)
Net deferred tax liability	$(308)	$(279)
The deferred tax asset and deferred tax liability above are reflected on our Consolidated Balance Sheets as follows:

	December 31,
(In millions)	2021	2020
Other long-term assets	$8	$7
Deferred tax liability	(316)	(286)
Net deferred tax liability	$(308)	$(279)
Operating Loss and Tax Credit Carryforwards
Our operating loss and tax credit carryforwards were as follows:

		December 31,
(In millions)	Expiration Date	2021	2020
Federal net operating losses for all U.S. operations (including those of minority owned subsidiaries)	2033 - 2037 (1)	$14	$22
Federal long-term capital loss carryforwards	2027	126	—
Tax effect (before federal benefit) of state net operating losses	Various times starting in 2022 (1)	24	26
Federal tax credit carryforwards	Various times starting in 2032	1	—
State tax credit carryforward	Various times starting in 2022 (1)	3	4
Foreign net operating losses available to offset future taxable income	Various times starting in 2022 (1)	93	189
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
The balances and activity related to our valuation allowance were as follows:

(In millions)	Beginning Balance	Additions	Reductions	Ending Balance
Year Ended December 31, 2021	$40	$43	$(46)	$37
Year Ended December 31, 2020	33	8	(1)	40
Year Ended December 31, 2019	38	3	(8)	33
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
(In millions)	2021	2020	2019
Beginning balance	$17	$15	$20
Additions for tax positions of the current period	—	—	—
Additions for tax positions of prior years	—	5	3
Reductions for tax positions of prior years	(1)	(1)	(7)
Settlements with tax authorities	(1)	(1)	(1)
Reductions due to the statute of limitations	(7)	(1)	—
Currency translation adjustment	—	—	—
Ending balance	$8	$17	$15
Interest and penalties	5	6	6
Gross unrecognized tax benefits	$13	$23	$21
Total unrecognized tax benefits that, if recognized, would impact the effective income tax rate as of the end of the year	$8	$17	$15
We could reflect a reduction to unrecognized tax benefits of up to $1 million over the next 12 months due to the statute of limitations lapsing on positions or because tax positions are sustained on audit.
We are subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2021, we have no tax years under examination by the IRS. We have various U.S. state and local examinations and non-U.S. examinations in process. The U.S. federal tax returns after 2008, state and local returns after 2013, and non-U.S. returns after 2010 are open under relevant statutes of limitations and are subject to audit.
17. Earnings Per Share
We compute basic and diluted earnings per share using the two-class method, which allocates earnings to participating securities. The participating securities in 2020 and 2019 consisted of our Series A Convertible Perpetual Preferred Stock. The undistributed earnings are allocated between common shares and participating securities as if all earnings had been distributed during the period. Losses are not allocated to the preferred shares. As discussed in Note 14—Stockholders’ Equity, we recorded a preferred stock conversion charge in December 2020 in connection with the conversion of our Series A preferred stock.

The computations of basic and diluted earnings per share were as follows:

	Years Ended December 31,
(In millions, except per share data)	2021	2020	2019
Basic earnings (loss) per common share
Income (loss) from continuing operations	$323	$(13)	$241
Net loss from continuing operations attributable to noncontrolling interests	—	3	—
Net income (loss) from continuing operations attributable to XPO	323	(10)	241
Preferred stock conversion charge	—	(22)	—
Series A preferred stock dividends	—	(3)	(3)
Non-cash allocation of undistributed earnings	—	(6)	(37)
Net income (loss) from continuing operations attributable to common shares	$323	$(41)	$201

Income from discontinued operations, net of taxes	$18	$130	$199
Net income from discontinued operations attributable to noncontrolling interests	(5)	(10)	(21)
Net income from discontinued operations attributable to common shares	$13	$120	$178

Net income (loss) from continuing operations attributable to common shares, basic	$323	$(41)	$201
Net income from discontinued operations attributable to common shares, basic	13	120	178
Net income attributable to common shares, basic	$336	$79	$379

Basic weighted-average common shares	112	92	96

Basic earnings (loss) from continuing operations per share	$2.88	$(0.45)	$2.09
Basic earnings from discontinued operations per share	0.11	1.32	1.86
Basic earnings per share	$2.99	$0.87	$3.95

Diluted earnings (loss) per common share
Net income (loss) from continuing operations attributable to common shares, diluted	$323	$(41)	$201
Net income from discontinued operations attributable to common shares, diluted	13	120	178
Net income attributable to common shares, diluted	$336	$79	$379

Basic weighted-average common shares	112	92	96
Dilutive effect of stock-based awards and warrants	2	—	10
Diluted weighted-average common shares	114	92	106

Diluted earnings (loss) from continuing operations per share	$2.82	$(0.45)	$1.89
Diluted earnings from discontinued operations per share	0.11	1.32	1.68
Diluted earnings per share	$2.93	$0.87	$3.57

Potential common shares excluded	—	20	10
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
In August 2021, the parties held a mediation at which a tentative settlement was reached in both actions. Subject to the Court’s approval, we have agreed to pay the plaintiff class in the Alvarez case a total of $20 million, which includes all attorneys’ fees and other costs. We have agreed to pay the plaintiff class in the Arrellano case a total of

$9.5 million, which includes all attorneys’ fees and other costs. We accrued for both settlements in the third quarter of 2021. Under the terms of both settlement agreements, we do not have to reclassify our contractors as employees and the plaintiff classes have agreed to release us from all liability from the inception of each respective class period through December 31, 2021. All parties involved have agreed to dismiss all claims and counterclaims with prejudice, and the settlement agreements do not contain any admission of liability, wrongdoing or responsibility by any of the parties. The Court granted preliminary approval of the settlements on October 8, 2021, and pursuant to the settlement agreements, the company provided the settlement funds to the third-party class administrators in December 2021. On January 10, 2022, following a hearing, the Court granted final approval of the settlements. Plaintiffs’ motions for attorneys’ fees and incentive awards have been taken under submission, so final judgment has not yet been entered, but the company currently expects distribution of funds to class members to occur in the first half of 2022.
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
Insurance Contribution Litigation
In April 2012, Allianz Global Risks US Insurance Company sued eighteen insurance companies in a case captioned Allianz Global Risks US Ins. Co. v. ACE Property & Casualty Ins. Co., et al., Multnomah County Circuit Court (Case No. 1204-04552). Allianz sought contribution on environmental and product liability claims that Allianz agreed to defend and indemnify on behalf of its insured, Daimler Trucks North America (“DTNA”). Defendants had insured Freightliner’s assets, which DTNA acquired in 1981. Con-way, Freightliner’s former parent company, intervened. We acquired Con-way in 2015. Con-way and Freightliner had self-insured under fronting agreements with defendant insurers ACE, Westport, and General. Under those agreements, Con-way agreed to indemnify the fronting carriers for damages assessed under the fronting policies. Con-way’s captive insurer, Centron, was also a named defendant. After a seven-week jury trial in 2014, the jury found that Con-way and the fronting insurers never intended that the insurers defend or indemnify any claims against Freightliner. In June 2015, Allianz appealed to the Oregon Court of Appeals. In May 2019, the Oregon Court of Appeals upheld the jury verdict. In September 2019, Allianz appealed to the Oregon Supreme Court. In March 2021, the Oregon Supreme Court reversed the jury verdict, holding that it was an error to allow the jury to decide how the parties intended the fronting policies to operate, and also holding that the trial court improperly instructed the jury concerning one of the pollution exclusions at issue. In July of 2021, the matter was remanded to the trial court for further proceedings consistent with the Oregon Supreme Court’s decision. There is no date yet set for the next stages of the proceeding. The parties have filed cross-motions for summary judgment concerning the interpretation of certain of the fronting policies, which are yet to be decided. Following summary judgment, we anticipate a jury trial on the pollution exclusion, then a bench trial on allocation of defense costs among the subject insurance policies. We have accrued an immaterial amount for the potential exposure associated with Centron in the bench trial regarding allocation. As any losses that may arise in connection with the fronting policies issued by defendant insurers ACE, Westport, and General are not reasonably estimable at this time, no liability has been accrued in the accompanying consolidated financial statements for those potential exposures.
19. Quarterly Financial Data (Unaudited)
Our unaudited results of operations for each of the quarters in the years ended December 31, 2021 and 2020 are summarized below:

(In millions, except per share data)	First Quarter	Second Quarter	Third Quarter (2)	Fourth Quarter
2021
Revenue	$2,989	$3,186	$3,270	$3,361
Operating income	139	191	112	174
Income from continuing operations	63	113	21	126
Income (loss) from discontinued operations, net of taxes	55	45	(78)	(4)
Net income (loss)	118	158	(57)	122
Net income (loss) attributable to common shareholders: (1)
Continuing operations	63	113	21	126
Discontinued operations	52	43	(78)	(4)
Net income (loss) attributable to common shareholders	115	156	(57)	122
Basic earnings (loss) per share: (1)
Continuing operations	0.59	1.01	0.19	1.09
Discontinued operations	0.49	0.38	(0.69)	(0.03)
Basic earnings (loss) per share attributable to common shareholders	1.08	1.39	(0.50)	1.06
Diluted earnings (loss) per share: (1)
Continuing operations	0.56	1.00	0.19	1.08
Discontinued operations	0.46	0.38	(0.68)	(0.03)
Diluted earnings (loss) per share attributable to common shareholders	1.02	1.38	(0.49)	1.05
(1)    The sum of the quarterly Net income (loss) attributable to common shareholders and earnings (loss) per share may not equal annual amounts due to differences in the weighted-average number of shares outstanding during the respective periods and because losses are not allocated to the Series A Preferred Stock in calculating earnings (loss) per share.
(2)    The third quarter of 2021 included a litigation settlement charge of $29 million.

(In millions, except per share data)	First Quarter (2)	Second Quarter (3)	Third Quarter	Fourth Quarter (4)
2020
Revenue	$2,459	$2,127	$2,675	$2,938
Operating income (loss)	38	(101)	138	153
Income (loss) from continuing operations	(9)	(107)	37	66
Income (loss) from discontinued operations, net of taxes	34	(27)	61	62
Net income (loss)	25	(134)	98	128
Net income (loss) attributable to common shareholders: (1)
Continuing operations	(11)	(105)	28	34
Discontinued operations	32	(27)	56	59
Net income (loss) attributable to common shareholders	21	(132)	84	93
Basic earnings (loss) per share: (1)
Continuing operations	(0.11)	(1.16)	0.30	0.37
Discontinued operations	0.34	(0.29)	0.63	0.64
Basic earnings (loss) per share attributable to common shareholders	0.23	(1.45)	0.93	1.01
Diluted earnings (loss) per share: (1)
Continuing operations	(0.11)	(1.16)	0.27	0.33
Discontinued operations	0.34	(0.29)	0.56	0.58
Diluted earnings (loss) per share attributable to common shareholders	0.23	(1.45)	0.83	0.91
(1)    The sum of the quarterly Net income (loss) attributable to common shareholders and earnings (loss) per share may not equal annual amounts due to differences in the weighted-average number of shares outstanding during the respective periods and because losses are not allocated to the Series A Preferred Stock in calculating earnings (loss) per share.
(2)    The first quarter of 2020 included transaction and integration costs of $37 million.
(3)    The second quarter of 2020 included transaction and integration costs of $29 million and restructuring costs of $28 million.
(4)    The fourth quarter of 2020 included a $22 million, or $0.22 per diluted share from continuing operations, preferred stock conversion charge that reduced income attributable to common shareholders from continuing operations for earnings per share purposes, but did not affect net income, associated with the December 2020 conversion of our preferred stock.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2021. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2021, such that the information required to be included in our SEC reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to XPO, including our consolidated subsidiaries; and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2021.
KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an audit report, which is included elsewhere within this Annual Report, on the effectiveness of our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
On February 15, 2022, the Compensation Committee of the Board of Directors of XPO approved an amendment to the terms of the performance-based stock unit awards (“PSU Awards”) held by Brad Jacobs, Mario Harik, and Troy Cooper (collectively, the “Executives”).
The amendment modifies the clause of the change of control definition applicable to the PSU Awards that is triggered based on eligible transfers of assets with a minimum value or businesses or business lines representing a minimum amount of revenue (i) to increase the applicable transaction thresholds for value of assets and amount of revenue, respectively, from 50% to 75%, in each case, compared to the total asset value on a prior measurement date or total revenue during a prior measurement period and (ii) to clarify that an eligible transfer for purposes of this clause only applies to a transaction or series of transactions with respect to an entire business or business line of XPO, provided that the distribution of 80% or more of the common stock of a subsidiary of XPO that holds an entire business or business line will be included as an eligible transfer.

Each Executive entered into a letter agreement with XPO documenting the terms of the amendment. The foregoing summary of the amendments does not purport to be complete and is qualified in its entirety by reference to the full text of the letter agreements, the form of which is filed with this Annual Report as Exhibit 10.17 and is incorporated herein by reference.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 of Part III of Form 10-K (other than certain information required by Item 401 of Regulation S-K with respect to our executive officers, which is provided under Item 1, “Business” of Part I of this Annual Report) will be set forth in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
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
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 of Part III of Form 10-K will be set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 of Part III of Form 10-K, including information regarding security ownership of certain beneficial owners and management and information regarding securities authorized for issuance under equity compensation plans, will be set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 13 of Part III of Form 10-K will be set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, Stamford, CT, Auditor ID: 185.
The information required by Item 14 of Part III of Form 10-K will be set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15.     EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
Financial Statements and Financial Statement Schedules
The list of Consolidated Financial Statements provided in the Index to Consolidated Financial Statements is incorporated herein by reference. Such Consolidated Financial Statements are filed as part of this Annual Report. All financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the Consolidated Financial Statements and notes thereto.
Exhibits

Exhibit Number	Description

2.1
Investment Agreement, dated June 13, 2011, by and among Jacobs Private Equity, LLC (“JPE”), each of the other investors party thereto and the registrant (incorporated herein by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2011).

2.2
Separation and Distribution Agreement, dated August 1, 2021, by and between the registrant and GXO Logistics, Inc. (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2021).

3.1
Amended and Restated Certificate of Incorporation of the registrant, dated May 17, 2005 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 27, 2008).

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the registrant, dated May 31, 2006 (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the SEC on June 7, 2006).

3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the registrant, dated June 20, 2007 (incorporated herein by reference to Exhibit 3(i) to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2007).

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

3.8
Text of Amendments to the 2nd Amended and Restated Bylaws of the registrant, adopted May 19, 2015 (incorporated herein by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2015).

3.9
Text of Amendment to the 2nd Amended and Restated Bylaws of the registrant, adopted March 14, 2017 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 17, 2017).

4.1
Certificate of Designation of Series A Convertible Perpetual Preferred Stock of the registrant, dated September 2, 2011 (incorporated herein by reference to Exhibit 4.1 to the September 2011 Form 8-K).

Exhibit Number	Description

4.2	Form of Warrant Certificate (incorporated herein by reference to Exhibit 4.2 to the September 2011 Form 8-K).

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

10.2 +
Form of Option Award Agreement (2011 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2012).

10.3 +
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (2011 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2012).

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

10.7 +
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (2016 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.17 to registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2017).

10.8 +
Performance-Based Restricted Stock Unit Award Agreement, dated August 9, 2018, between the registrant and Sarah J.S. Glickman (incorporated herein by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2018).

Exhibit Number	Description

10.9 +
Form of Performance-Based Restricted Stock Unit Award Agreement (2016 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2018).

10.10 +
Amendment No. 1 to the XPO Logistics, Inc. 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Annex B to the registrant’s definitive proxy statement on Schedule 14A filed with the SEC on April 22, 2019).

10.11 +
Form of Performance-Based Restricted Unit Award Agreement (2016 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 1, 2019).

10.12 +
Amendment No. 2 to the XPO Logistics, Inc. 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Annex B to the registrant’s definitive proxy statement on Schedule 14A filed with the SEC on April 21, 2020).

10.13 +	Form of Cash Long-Term Incentive Award Agreement (incorporated herein by reference to Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2020).

10.14 +	Form of Letter Agreement with Certain Executive Officers (incorporated hereby by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2021).

10.15 +
Performance-Based Restricted Stock Unit Award Agreement, dated September 8, 2021, between the registrant and Ravi Tulsyan (incorporated by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 3, 2021).

10.16 +*	Form of Bonus Agreement with Certain Executive Officers.

10.17 +*	Form of Letter Agreement with Certain Executive Officers.

10.18 +
Employment Agreement, dated June 5, 2019, between the registrant and Sarah J.S. Glickman (incorporated herein by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 1, 2019).

10.19 +
Employment Agreement, effective as of February 3, 2020, and Amendment to Employment Agreement, dated April 7, 2020, between the registrant and Kurt M. Rogers (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2020).

10.20 +
Employment Agreement, effective as of March 2, 2020, between the registrant and David B. Wyshner (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2020).

10.21 +
Separation Agreement, dated May 4, 2020, between the registrant and Sarah J.S. Glickman (incorporated herein by reference to Exhibit 99.1 to the registrant’s current report on Form 8-K filed with the SEC on May 8, 2020).

10.22 +
Employment Agreement, effective as of July 31, 2020, between the registrant and Bradley S. Jacobs. (incorporated herein by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2020).

10.23 +
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

10.25 +
Offer Letter, dated September 14, 2021, between the registrant and Ravi Tulsyan (incorporated by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 3, 2021).

10.26 +
Change in Control and Severance Agreement, dated September 14, 2021, between the registrant and Ravi Tulsyan (incorporated by reference to Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 3, 2021).

10.27 +*	Separation Agreement, dated December 27, 2021, between the registrant and Troy A. Cooper.

10.28	XPO Logistics, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Annex A to the registrant’s definitive proxy statement on Schedule 14A filed with the SEC on November 20, 2017).

10.29
Amendment No. 1, dated December 4, 2018, to the XPO Logistics, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.18 to the registrant’s Annual Report on Form 10-K filed with the SEC on February 14, 2019).

10.30
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

10.31
Amendment No. 1 to Second Amended and Restated Revolving Loan Credit Agreement, dated July 19, 2017, by and among the registrant and certain subsidiaries signatory thereto, Morgan Stanley Senior Funding, Inc., as agent, and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 25, 2017).

10.32
Amendment No. 2 to Second Amended and Restated Revolving Loan Credit Agreement, dated March 22, 2018, by and among the registrant and certain subsidiaries signatory thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2018).

10.33
Amendment No. 3 to Second Amended and Restated Revolving Loan Credit Agreement, dated April 30, 2019, by and among the registrant, certain subsidiaries signatory thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as agent (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 1, 2019).

10.34
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

10.36
Amendment No. 6 to Second Amended and Restated Revolving Loan Credit Agreement, dated July 30, 2021, by and among the registrant and certain subsidiaries signatory thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as agent (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2021).

10.37
Senior Secured Term Loan Credit Agreement, dated October 30, 2015, by and among the registrant, certain subsidiaries signatory thereto, Morgan Stanley Senior Funding, Inc., as agent, and the Lenders from time to time party thereto (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on November 2, 2015).

Exhibit Number	Description

10.38
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

10.39
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

10.40
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

10.41
Amendment No. 4 to Senior Secured Term Loan Credit Agreement, dated March 7, 2019, by and among the registrant and certain subsidiaries signatory thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2019).

10.42
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

10.43
Refinancing Amendment (Amendment No. 6 to Senior Secured Term Loan Credit Agreement), dated March 3, 2021, by and among the registrant, the subsidiaries signatory thereto, as guarantors, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2021).

10.44
Transition Services Agreement, dated August 1, 2021, by and between the registrant and GXO Logistics, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2021).

10.45
Tax Matters Agreement, dated August 1, 2021, by and between the registrant and GXO Logistics, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2021).

10.46
Employee Matters Agreement, dated August 1, 2021, by and between the registrant and GXO Logistics, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2021).

10.47
Intellectual Property License Agreement, dated July 30, 2021, by and between the registrant and GXO Logistics, Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2021).

21 *	Subsidiaries of the registrant.

23 *	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1 *
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

31.2 *
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Exhibit Number	Description

32.1**
Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

32.2**
Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

XPO LOGISTICS, INC.

By:	/s/ Brad Jacobs
Brad Jacobs
(Chairman of the Board of Directors and Chief Executive Officer)

By:	/s/ Ravi Tulsyan
Ravi Tulsyan
(Chief Financial Officer)
February 16, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Brad Jacobs	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 16, 2022
Brad Jacobs
/s/ Ravi Tulsyan	Chief Financial Officer (Principal Financial Officer)	February 16, 2022
Ravi Tulsyan
/s/ Lance Robinson	Chief Accounting Officer (Principal Accounting Officer)	February 16, 2022
Lance Robinson
/s/ AnnaMaria DeSalva	Vice Chairman of the Board of Directors	February 16, 2022
AnnaMaria DeSalva
/s/ Michael Jesselson	Lead Independent Director	February 16, 2022
Michael Jesselson
/s/ Jason Aiken	Director	February 16, 2022
Jason Aiken
/s/ Adrian Kingshott	Director	February 16, 2022
Adrian Kingshott
/s/ Mary Kissel	Director	February 16, 2022
Mary Kissel
/s/ Allison Landry	Director	February 16, 2022
Allison Landry
/s/ Johnny C. Taylor, Jr.	Director	February 16, 2022
Johnny C. Taylor, Jr.

