Form 10-Q
period 2022-03-31
XPO Logistics, Inc.
filed 2022-05-10
CIK 1166003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
Form 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 4, 2022, there were 115,018,449 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

XPO Logistics, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2022

Part I—Financial Information
Item 1. Financial Statements.
XPO Logistics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(In millions, except per share data)	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$1,004	$260
Accounts receivable, net of allowances of $47 and $47, respectively	2,248	2,105
Other current assets	279	286
Current assets of discontinued operations	24	26
Total current assets	3,555	2,677
Long-term assets
Property and equipment, net of $1,790 and $1,828 in accumulated depreciation, respectively	1,796	1,808
Operating lease assets	821	908
Goodwill	2,332	2,479
Identifiable intangible assets, net of $578 and $612 in accumulated amortization, respectively	548	580
Other long-term assets	268	255
Total long-term assets	5,765	6,030
Total assets	$9,320	$8,707
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,330	$1,110
Accrued expenses	1,084	1,107
Short-term borrowings and current maturities of long-term debt	682	58
Short-term operating lease liabilities	134	170
Other current liabilities	178	69
Current liabilities of discontinued operations	24	24
Total current liabilities	3,432	2,538
Long-term liabilities
Long-term debt	2,877	3,514
Deferred tax liability	300	316
Employee benefit obligations	120	122
Long-term operating lease liabilities	682	752
Other long-term liabilities	311	327
Total long-term liabilities	4,290	5,031
Stockholders’ equity
Common stock, $0.001 par value; 300 shares authorized; 115 shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	1,176	1,179
Retained earnings	531	43
Accumulated other comprehensive loss	(109)	(84)
Total equity	1,598	1,138
Total liabilities and equity	$9,320	$8,707
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2022	2021
Revenue	$3,473	$2,989
Cost of transportation and services (exclusive of depreciation and amortization)	2,437	2,053
Direct operating expense (exclusive of depreciation and amortization)	385	334
Sales, general and administrative expense	344	338
Depreciation and amortization expense	116	119
Gain on sale of business	(450)	—
Transaction and integration costs	10	5
Restructuring costs	6	1
Operating income	625	139
Other income	(14)	(16)
Debt extinguishment loss	—	8
Interest expense	37	65
Income from continuing operations before income tax provision	602	82
Income tax provision	113	19
Income from continuing operations	489	63
Income (loss) from discontinued operations, net of taxes	(1)	55
Net income	488	118
Net income from discontinued operations attributable to noncontrolling interests	—	(3)
Net income attributable to XPO	$488	$115

Net income (loss) attributable to common shareholders
Continuing operations	$489	$63
Discontinued operations	(1)	52
Net income attributable to common shareholders	$488	$115

Earnings (loss) per share data
Basic earnings per share from continuing operations	$4.26	$0.59
Basic earnings (loss) per share from discontinued operations	(0.01)	0.49
Basic earnings per share attributable to common shareholders	$4.25	$1.08
Diluted earnings per share from continuing operations	$4.23	$0.56
Diluted earnings (loss) per share from discontinued operations	(0.01)	0.46
Diluted earnings per share attributable to common shareholders	$4.22	$1.02

Weighted-average common shares outstanding
Basic weighted-average common shares outstanding	115	106
Diluted weighted-average common shares outstanding	116	112
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(In millions)	2022	2021
Net income	$488	$118

Other comprehensive loss, net of tax
Foreign currency translation loss, net of tax effect of $(2) and $(6)	$(26)	$(42)
Unrealized gain on financial assets/liabilities designated as hedging instruments, net of tax effect of $— and $—	1	—
Other comprehensive loss	(25)	(42)
Comprehensive income	$463	$76
Less: Comprehensive loss attributable to noncontrolling interests	—	(2)
Comprehensive income attributable to XPO	$463	$78
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2022	2021
Cash flows from operating activities of continuing operations
Net income	$488	$118
Income (loss) from discontinued operations, net of taxes	(1)	55
Income from continuing operations	489	63
Adjustments to reconcile income from continuing operations to net cash from operating activities
Depreciation, amortization and net lease activity	116	119
Stock compensation expense	8	6
Accretion of debt	4	5
Deferred tax (benefit) expense	(12)	9
Debt extinguishment loss	—	8
Gain on sale of business	(450)	—
Gains on sales of property and equipment	(1)	(23)
Other	10	2
Changes in assets and liabilities
Accounts receivable	(405)	(198)
Other assets	94	(21)
Accounts payable	366	34
Accrued expenses and other liabilities	(19)	73
Net cash provided by operating activities from continuing operations	200	77
Cash flows from investing activities of continuing operations
Proceeds from sale of business	705	—
Payment for purchases of property and equipment	(137)	(74)
Proceeds from sale of property and equipment	3	36
Net cash provided by (used in) investing activities from continuing operations	571	(38)
Cash flows from financing activities of continuing operations
Repayment of borrowings related to securitization program	—	(24)
Repurchase of debt	—	(1,200)
Repayment of borrowings on ABL facility	—	(200)
Repayment of debt and finance leases	(16)	(24)
Payment for debt issuance costs	—	(5)
Change in bank overdrafts	3	8
Payment for tax withholdings for restricted shares	(12)	(21)
Other	1	2
Net cash used in financing activities from continuing operations	(24)	(1,464)

	Three Months Ended March 31,
(In millions)	2022	2021

Cash flows from discontinued operations
Operating activities of discontinued operations	1	96
Investing activities of discontinued operations	—	(57)
Financing activities of discontinued operations	—	(37)
Net cash provided by discontinued operations	1	2
Effect of exchange rates on cash, cash equivalents and restricted cash	(3)	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	745	(1,425)
Cash, cash equivalents and restricted cash, beginning of period	273	2,065
Cash, cash equivalents and restricted cash, end of period	1,018	640
Less: Cash, cash equivalents and restricted cash of discontinued operations, end of period	4	407
Cash, cash equivalents and restricted cash of continued operations, end of period	$1,014	$233
Supplemental disclosure of cash flow information
Leased assets obtained in exchange for new operating lease liabilities	$46	$79
Leased assets obtained in exchange for new finance lease liabilities	4	16
Cash paid for interest	13	74
Cash paid for income taxes	5	1
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Series A Preferred Stock		Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total XPO Stockholders' Equity	Non-controlling Interests	Total Equity
Balance as of December 31, 2021	—	$—	114,737	$—	$1,179	$43	$(84)	$1,138	$—	$1,138
Net income	—	—	—	—	—	488	—	488	—	488
Other comprehensive loss	—	—	—	—	—	—	(25)	(25)	—	(25)
Exercise and vesting of stock compensation awards	—	—	245	—	—	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	—	—	(12)	—	—	(12)	—	(12)
Stock compensation expense	—	—	—	—	8	—	—	8	—	8
Other	—	—	—	—	1	—	—	1	—	1
Balance as of March 31, 2022	—	$—	114,982	$—	$1,176	$531	$(109)	$1,598	$—	$1,598

	Series A Preferred Stock		Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total XPO Stockholders' Equity	Non-controlling Interests	Total Equity
Balance as of December 31, 2020	1	$1	102,052	$—	$1,998	$868	$(158)	$2,709	$140	$2,849
Net income	—	—	—	—	—	115	—	115	3	118
Other comprehensive loss	—	—	—	—	—	—	(37)	(37)	(5)	(42)
Exercise and vesting of stock compensation awards	—	—	270	—	—	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	—	—	(21)	—	—	(21)	—	(21)
Conversion of preferred stock to common stock	(1)	(1)	139	—	1	—	—	—	—	—
Exercise of warrants	—	—	9,215	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	10	—	—	10	—	10
Balance as of March 31, 2021	—	$—	111,676	$—	$1,988	$983	$(195)	$2,776	$138	$2,914

See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization, Description of Business and Basis of Presentation
XPO Logistics, Inc., together with its subsidiaries (“XPO” or “we”), is a leading provider of freight transportation services. We use our proprietary technology to move goods efficiently through our customers’ supply chains, primarily by providing less-than-truckload (“LTL”) and truck brokerage services. See Note 4—Segment Reporting for additional information on our operations.
2022 Strategic Plan
On March 8, 2022, we announced that our Board of Directors approved a plan to pursue the strategic spin-off of our tech-enabled brokered transportation platform in North America as a publicly traded company and to pursue two divestitures: the sale of our North American intermodal operation and the sale or listing of our European business. We sold our intermodal operation, which provides rail brokerage and drayage services, in March 2022. For further information, see Note 3—Divestiture.
If the spin-off to XPO shareholders is completed, the transaction will result in two pure-play, publicly traded companies with simplified business models and clearly delineated value propositions. The core business of the spin-off will be our truck brokerage service, with complementary brokered services for managed transportation, last mile logistics and global forwarding. The remaining company will be an asset-based provider of LTL service in North America. The planned spin-off transaction, which is intended to be tax-free to XPO and our shareholders for U.S. federal income tax purposes, would result in XPO shareholders owning stock in both companies. In connection with the transaction, it is anticipated that a portion of XPO’s outstanding debt may be repaid using proceeds from borrowings incurred and debt securities to be issued by the spun-off company.
We currently expect to complete the spin-off in the fourth quarter of 2022, subject to various conditions, including the effectiveness of a Form 10 registration statement, receipt of a tax opinion from counsel, the refinancing of XPO’s debt on terms satisfactory to the XPO Board of Directors, and final approval by the XPO Board of Directors, among other requirements. There can be no assurance that any strategic transaction will occur, or if one or more do occur, of the terms or timing.
2021 Spin-Off of the Logistics Segment
On August 2, 2021, we completed the spin-off of our Logistics segment as GXO Logistics, Inc. (“GXO”). The historical results of our Logistics segment are presented as discontinued operations in our Condensed Consolidated Financial Statements. For information on our discontinued operations, see Note 2—Discontinued Operations.
Basis of Presentation
We prepared our Condensed Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles (“GAAP”) and on the same basis as the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). The interim reporting requirements of Form 10-Q allow certain information and note disclosures normally included in annual consolidated financial statements to be condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the 2021 Form 10-K.
The Condensed Consolidated Financial Statements are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair presentation of the financial condition, operating results and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
We have recast prior period amounts to conform to the current period’s presentation.

Restricted Cash
As of March 31, 2022 and December 31, 2021, our restricted cash included in Other long-term assets on our Condensed Consolidated Balance Sheets was $10 million.
Trade Receivables Securitization and Factoring Programs
We sell certain of our trade accounts receivable on a non-recourse basis to third-party financial institutions under factoring agreements. We also sell trade accounts receivable under our securitization program. We use trade receivables securitization and factoring programs to help manage our cash flows and offset the impact of extended payment terms for some of our customers.
The maximum amount of net cash proceeds available at any one time under our securitization program, inclusive of any unsecured borrowings, is €200 million (approximately $221 million as of March 31, 2022). As of March 31, 2022, €1 million (approximately $1 million) was available under the program, subject to having sufficient receivables available to sell and with consideration to amounts previously purchased. The weighted average interest rate was 0.53% as of March 31, 2022. Charges for commitment fees, which are based on a percentage of available amounts, and charges for administrative fees were not material to our results of operations for the three months ended March 31, 2022 and 2021.
Information related to the trade receivables sold was as follows:

	Three Months Ended March 31,
(In millions)	2022	2021 (1)
Securitization programs
Receivables sold in period	$447	$347
Cash consideration	447	347

Factoring programs
Receivables sold in period	27	16
Cash consideration	27	16
(1)    Information for the three months ended March 31, 2021 excludes the Logistics segment.
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
We base our fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and current maturities of long-term debt approximated their fair values as of March 31, 2022 and December 31, 2021 due to their short-term nature and/or being receivable or payable on demand. The Level 1 cash equivalents include money market funds valued using quoted prices in active markets and a cash deposit for the securitization program. Our derivative instruments are classified as Level 2 and are valued using inputs other than quoted prices, such as foreign exchange rates and yield curves. For information on financial liabilities, see Note 7—Debt.

The fair value hierarchy of cash equivalents was as follows:

(In millions)	Carrying Value	Fair Value	Level 1
March 31, 2022	$931	$931	$931
December 31, 2021	181	181	181
Cash equivalents at March 31, 2022 include the cash proceeds from the sale of our intermodal operation in March 2022. For further information, see Note 3—Divestiture.
Adoption of New Accounting Standard
In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance.” The ASU increases the transparency surrounding government assistance by requiring annual disclosure of (i) the types of assistance received, (ii) an entity’s accounting for the assistance and (iii) the effect of the assistance on the entity’s financial statements. We adopted this standard on January 1, 2022, on a prospective basis. The adoption did not have a material impact on our financial statement disclosures.
Accounting Pronouncement Issued but Not Yet Effective
In March 2020, the FASB issued ASU 2020-04, “Reference rate reform (Topic 848)—Facilitation of the effects of reference rate reform on financial reporting.” The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. The amendments apply only to contracts and hedging relationships that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. The amendments are elective and are effective upon issuance through December 31, 2022. We intend to apply this guidance if modifications of contracts that include LIBOR occur, which is not expected to have a material impact on our consolidated financial statements.
2. Discontinued Operations
The following table summarizes the financial results from discontinued operations of GXO:

Three Months Ended March 31,
(In millions)	2021
Revenue	$1,818
Direct operating expense (exclusive of depreciation and amortization)	1,514
Sales, general and administrative expense	150
Depreciation and amortization expense	73
Transaction and other operating costs	17
Operating income	64
Other income	(11)
Interest expense	4
Income from discontinued operations before income tax provision	71
Income tax provision	16
Net income from discontinued operations, net of taxes	55
Net income from discontinued operations attributable to noncontrolling interests	(3)
Net income from discontinued operations attributable to GXO	$52
During the three months ended March 31, 2022 and 2021, we incurred approximately $4 million and $13 million, respectively, of costs related to the GXO spin-off. For the three months ended March 31, 2021, $12 million of these costs are reflected within income from discontinued operations in our Condensed Consolidated Statements of Income.
In accordance with a separation and distribution agreement, GXO has agreed to indemnify XPO for payments XPO makes with respect to certain self-insurance matters that were incurred by GXO prior to the spin-off and remain obligations of XPO. The receivable and reserve for these matters was approximately $20 million each as of March 31, 2022 and approximately $23 million and $21 million, respectively, as of December 31, 2021.
3. Divestiture
In March 2022, we sold our North American intermodal operation for cash proceeds of approximately $705 million, net of cash disposed and subject to a customary post-closing purchase price adjustment. We recorded a pre-tax gain on the sale of $450 million, net of transaction costs, for the three months ended March 31, 2022. We agreed to provide certain specified customary transition services for a period not exceeding 12 months from the sale. The intermodal operation generated revenue of $1.2 billion and operating income of $53 million for the year ended December 31, 2021. The intermodal operation was included in our Brokerage and Other Services segment through the date of the sale.
4. Segment Reporting
We are organized into two reportable segments: (i) North American LTL and (ii) Brokerage and Other Services.
In our asset-based North American LTL segment, we provide our customers with geographic density and day-definite regional, inter-regional and transcontinental LTL freight services. Our services include cross-border U.S. freight movements to and from Mexico and Canada, as well as intra-Canada service.
In our asset-light Brokerage and Other Services segment, shippers create demand for our technology-enabled services and we place their freight with qualified independent carriers, pricing the transactions on either a contract or a spot basis. Our truck brokerage business is the largest component of the segment, which also includes three complementary brokered services: managed transportation, last mile logistics for heavy goods and global forwarding. Our European business, which we plan to divest through either a sale or a listing on a European stock exchange, is also currently reported within this segment.
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
Our chief operating decision maker (“CODM”) regularly reviews financial information at the operating segment level to allocate resources to the segments and to assess their performance. We include items directly attributable to a segment, and those that can be allocated on a reasonable basis, in segment results reported to the CODM. We do not provide asset information by segment to the CODM. Our CODM evaluates segment profit (loss) based on adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”), which we define as income from continuing operations before debt extinguishment loss, interest expense, income tax, depreciation and amortization expense, gain on sale of business, transaction and integration costs, restructuring costs and other adjustments.

Selected financial data for our segments is as follows:

	Three Months Ended March 31,
(in millions)	2022	2021
Revenue
North American LTL	$1,105	$962
Brokerage and Other Services	2,432	2,071
Eliminations	(64)	(44)
Total	$3,473	$2,989

Adjusted EBITDA
North American LTL	$205	$214
Brokerage and Other Services	164	125
Corporate	(48)	(60)
Total adjusted EBITDA	321	279
Less:
Debt extinguishment loss	—	8
Interest expense	37	65
Income tax provision	113	19
Depreciation and amortization expense	116	119
Unrealized (gain) loss on foreign currency option and forward contracts	—	(1)
Gain on sale of business	(450)	—
Transaction and integration costs (1)	10	5
Restructuring costs (2)	6	1
Income from continuing operations	$489	$63

Depreciation and amortization expense
North American LTL	$55	$55
Brokerage and Other Services	60	60
Corporate	1	4
Total	$116	$119
(1)    Transaction and integration costs for the three months ended March 31, 2022 and 2021 are primarily comprised of third-party professional fees related to strategic initiatives, including the spin-offs and other disposal activities, as well as retention awards paid to certain employees. Transaction and integration costs for the three months ended March 31, 2022 and 2021 include $2 million and $1 million, respectively, related to our Brokerage and Other Services segment and $8 million and $4 million, respectively, related to Corporate.
(2)    See Note 6— Restructuring Charges for further information on our restructuring actions.

5. Revenue Recognition
Disaggregation of Revenues
We disaggregate our revenue by geographic area and service offering. Our revenue disaggregated by geographical area, based on sales office location, was as follows:

	Three Months Ended March 31, 2022
(In millions)	North American LTL	Brokerage and Other Services	Eliminations	Total
Revenue
United States	$1,082	$1,519	$(64)	$2,537
North America (excluding United States)	23	101	—	124
France	—	352	—	352
United Kingdom	—	225	—	225
Europe (excluding France and United Kingdom)	—	210	—	210
Other	—	25	—	25
Total	$1,105	$2,432	$(64)	$3,473

	Three Months Ended March 31, 2021
(In millions)	North American LTL	Brokerage and Other Services	Eliminations	Total
Revenue
United States	$940	$1,221	$(44)	$2,117
North America (excluding United States)	22	69	—	91
France	—	342	—	342
United Kingdom	—	209	—	209
Europe (excluding France and United Kingdom)	—	213	—	213
Other	—	17	—	17
Total	$962	$2,071	$(44)	$2,989

Our revenue disaggregated by service offering was as follows:

	Three Months Ended March 31,
(In millions)	2022	2021
North America
LTL (1)	$1,133	$976
Truck brokerage	824	596
Last mile	246	246
Other brokerage (2)	551	453
Total North America	2,754	2,271
Europe	787	763
Eliminations	(68)	(45)
Total	$3,473	$2,989
(1)    LTL revenue is before intercompany eliminations and includes revenue from our trailer manufacturing business.
(2)    Other brokerage includes intermodal, expedite, freight forwarding and managed transportation services. Freight forwarding includes operations conducted outside of North America but managed by our North American entities. In March 2022, we sold our intermodal operation. For further information, see Note 3—Divestiture.
Performance Obligations
Remaining performance obligations represent firm contracts for which services have not been performed and future revenue recognition is expected. As permitted in determining the remaining performance obligation, we omit obligations that: (i) have original expected durations of one year or less or (ii) contain variable consideration. On March 31, 2022, the fixed consideration component of our remaining performance obligation was approximately $120 million, and we expect approximately 89% of that amount to be recognized over the next three years and the remainder thereafter. We estimate remaining performance obligations at a point in time and actual amounts may differ from these estimates due to changes in foreign currency exchange rates and contract revisions or terminations.
6. Restructuring Charges
We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure, including actions in connection with spin-offs and other disposal activities. These actions generally include severance and facility-related costs, including impairment of operating lease assets, as well as contract termination costs and are intended to improve our efficiency and profitability.

Our restructuring-related activity was as follows:

		Three Months Ended March 31, 2022
(In millions)	Reserve Balance as of December 31, 2021	Charges Incurred	Payments	Reserve Balance as of March 31, 2022
Severance
Brokerage and Other Services	$6	$2	$(3)	$5
Corporate	7	1	(2)	6
Total severance	13	3	(5)	11
Facilities
Brokerage and Other Services	2	—	—	2
Total facilities	2	—	—	2
Contract termination
North American LTL	—	3	(3)	—
Total contract termination	—	3	(3)	—
Total	$15	$6	$(8)	$13
We expect the majority of the cash outlays related to the charges incurred in the first quarter of 2022 will be complete within 12 months.
7. Debt

	March 31, 2022		December 31, 2021
(In millions)	Principal Balance	Carrying Value	Principal Balance	Carrying Value
Term loan facilities	$2,003	$1,979	$2,003	$1,977
6.25% Senior notes due 2025	1,150	1,141	1,150	1,141
6.70% Senior debentures due 2034	300	215	300	214
Finance leases, asset financing and other	224	224	240	240
Total debt	3,677	3,559	3,693	3,572
Short-term borrowings and current maturities of long-term debt	682	682	58	58
Long-term debt	$2,995	$2,877	$3,635	$3,514

The fair value of our debt and classification in the fair value hierarchy was as follows:

(In millions)	Fair Value	Level 1	Level 2
March 31, 2022	$3,717	$1,500	$2,217
December 31, 2021	3,811	1,571	2,240
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
ABL Facility
As of March 31, 2022, our borrowing base was $1.0 billion and our availability under our revolving loan credit agreement (the “ABL Facility”) was $996 million after considering outstanding letters of credit of $4 million. As of March 31, 2022, we were in compliance with the ABL Facility’s financial covenants.

Letters of Credit Facility
As of March 31, 2022, we have issued $185 million in aggregate face amount of letters of credit under our $200 million uncommitted secured evergreen letter of credit facility.
Term Loan Facilities
In the first quarter of 2021, we amended our Senior Secured Term Loan Credit Agreement (the “Term Loan Credit Agreement”) and recorded a debt extinguishment loss of $3 million. The interest rate on our term loan facility was 1.99% as of March 31, 2022.
Senior Notes Due 2025
In March 2022, we provided notice to redeem $630 million of the $1.15 billion principal amount of our outstanding 6.25% senior notes due 2025. See Note 11—Subsequent Events for more information.
Senior Notes Due 2022
In January 2021, we redeemed our outstanding 6.50% senior notes due 2022. The redemption price for the notes was 100% of the principal amount, plus accrued and unpaid interest. We paid for the redemption with available cash. We recorded a debt extinguishment loss of $5 million in the first quarter of 2021 due to this redemption.
8. Stockholders’ Equity
Series A Convertible Perpetual Preferred Stock and Warrants
Commencing in the fourth quarter of 2020, holders of our convertible preferred stock and warrants exchanged their holdings for our common stock or a combination of our common stock and cash. These exchanges were intended to simplify our equity capital structure, including in contemplation of the spin-off of our Logistics segment. In the first quarter of 2021, 975 preferred shares were exchanged, and we issued 0.1 million shares of common stock and 9.8 million warrants were exchanged, and we issued 9.2 million shares of common stock. The warrants exchanged included holdings of Jacobs Private Equity, LLC, an entity controlled by the Company’s chairman and chief executive officer.
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
There have been no share repurchases since the first quarter of 2020. Our remaining share repurchase authorization was $503 million as of March 31, 2022.

9. Earnings per Share
The computations of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
(In millions, except per share data)	2022	2021
Basic earnings (loss) per common share
Net income from continuing operations attributable to common shares	$489	$63

Income (loss) from discontinued operations, net of taxes	$(1)	$55
Net income from discontinued operations attributable to noncontrolling interests	—	(3)
Net income (loss) from discontinued operations attributable to common shares	$(1)	$52

Net income from continuing operations attributable to common shares, basic	$489	$63
Net income (loss) from discontinued operations attributable to common shares, basic	(1)	52
Net income attributable to common shares, basic	$488	$115

Basic weighted-average common shares	115	106

Basic earnings from continuing operations per share	$4.26	$0.59
Basic earnings (loss) from discontinued operations per share	(0.01)	0.49
Basic earnings per share	$4.25	$1.08

Diluted earnings (loss) per common share
Net income from continuing operations attributable to common shares, diluted	$489	$63
Net income (loss) from discontinued operations attributable to common shares, diluted	(1)	52
Net income attributable to common shares, diluted	$488	$115

Basic weighted-average common shares	115	106
Dilutive effect of stock-based awards and warrants	1	6
Diluted weighted-average common shares	116	112

Diluted earnings from continuing operations per share	$4.23	$0.56
Diluted earnings (loss) from discontinued operations per share	(0.01)	0.46
Diluted earnings per share	$4.22	$1.02
10. Commitments and Contingencies
We are involved, and will continue to be involved, in numerous proceedings arising out of the conduct of our business. These proceedings include claims for property damage or personal injury incurred in connection with the transportation of freight, commercial disputes, insurance coverage disputes, and employment-related claims, including claims involving asserted breaches of employee restrictive covenants. These matters also include several collective and class action cases involving claims that our owner-operators or contract carriers should be treated as employees, rather than independent contractors (“misclassification claims”) and may seek substantial monetary damages (including claims for unpaid wages, overtime, failure to provide meal and rest breaks, unreimbursed business expenses, penalties and other items), injunctive relief, or both.
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
Insurance Contribution Litigation
In April 2012, Allianz Global Risks US Insurance Company sued eighteen insurance companies in a case captioned Allianz Global Risks US Ins. Co. v. ACE Property & Casualty Ins. Co., et al., Multnomah County Circuit Court (Case No. 1204-04552). Allianz sought contribution on environmental and product liability claims that Allianz agreed to defend and indemnify on behalf of its insured, Daimler Trucks North America (“DTNA”). Defendants had insured Freightliner’s assets, which DTNA acquired in 1981. Con-way, Freightliner’s former parent company, intervened. We acquired Con-way in 2015. Con-way and Freightliner had self-insured under fronting agreements with defendant insurers ACE, Westport, and General. Under those agreements, Con-way agreed to indemnify the fronting carriers for damages assessed under the fronting policies. Con-way’s captive insurer, Centron, was also a named defendant. After a seven-week jury trial in 2014, the jury found that Con-way and the fronting insurers never intended that the insurers defend or indemnify any claims against Freightliner. In June 2015, Allianz appealed to the Oregon Court of Appeals. In May 2019, the Oregon Court of Appeals upheld the jury verdict. In September 2019, Allianz appealed to the Oregon Supreme Court. In March 2021, the Oregon Supreme Court reversed the jury verdict, holding that it was an error to allow the jury to decide how the parties intended the fronting policies to operate, and also holding that the trial court improperly instructed the jury concerning one of the pollution exclusions at issue. In July of 2021, the matter was remanded to the trial court for further proceedings consistent with the Oregon Supreme Court’s decision. There is no date yet set for the next stages of the proceeding. The parties have filed cross-motions for summary judgment concerning the interpretation of certain of the fronting policies, which are yet to be decided. Following summary judgment, we anticipate a jury trial on the pollution exclusion, then a bench trial on allocation of defense costs among the subject insurance policies. We have accrued an immaterial amount for the potential exposure associated with Centron in the bench trial regarding allocation. As any losses that may arise in connection with the fronting policies issued by defendant insurers ACE, Westport, and General are not reasonably estimable at this time, no liability has been accrued in the accompanying interim consolidated financial statements for those potential exposures.
11. Subsequent Events
In March 2022, we provided notice to redeem $630 million (“Redeemed Notes”) of the $1.15 billion principal amount of our outstanding 6.25% senior notes due 2025. The redemption price for the Redeemed Notes was 100% of the principal amount plus a premium as defined in the indenture and accrued and unpaid interest. In April 2022, we completed the redemption of the Redeemed Notes using available liquidity. The loss on debt extinguishment of approximately $26 million will be reflected in the second quarter of 2022 results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and other written reports and oral statements we make from time to time contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. In some cases, forward-looking statements can be identified by the use of forward-looking terms such as “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target,” “trajectory” or the negative of these terms or other comparable terms. However, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to a material difference include those discussed below and the risks discussed in the Company’s other filings with the Securities and Exchange Commission (the “SEC”). All forward-looking statements set forth in this Quarterly Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The following discussion should be read in conjunction with the Company’s unaudited Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report, and with the audited consolidated financial statements and related notes thereto included in the 2021 Annual Report on Form 10-K. Forward-looking statements set forth in this Quarterly Report speak only as of the date hereof, and we do not undertake any obligation to update forward-looking statements to reflect subsequent events or circumstances, changes in expectations or the occurrence of unanticipated events, except to the extent required by law.
Executive Summary
XPO Logistics, Inc., together with its subsidiaries (“XPO,” or “we”), is a leading provider of freight transportation services. We use our proprietary technology to move goods efficiently through our customers’ supply chains, primarily by providing less-than-truckload (“LTL”) and truck brokerage services. These two core lines of business generated the majority of our 2021 revenue and operating income.
Our company has two reportable segments — (i) North American LTL and (ii) Brokerage and Other Services — and within each segment, we are a leading provider in vast, fragmented transportation sectors with growing penetration. As of March 31, 2022, we had approximately 42,000 employees and 731 locations in 20 countries serving approximately 50,000 multinational, national, regional and local customers. We believe that our substantial exposure to secular industry growth trends, our first-mover advantage as an innovator and our blue-chip customer relationships are compelling competitive advantages.
2022 Strategic Plan
On March 8, 2022, we announced that our Board of Directors approved a plan to pursue the strategic spin-off of our tech-enabled brokered transportation platform in North America as a publicly traded company and to pursue two divestitures: the sale of our North American intermodal operation and the sale or listing of our European business.
If the spin-off to XPO shareholders is completed, the transaction will result in two pure-play, publicly traded companies with simplified business models and clearly delineated value propositions. The core business of the spin-off will be our truck brokerage service, with complementary brokered services for managed transportation, last mile logistics and global forwarding. The remaining company will be an asset-based provider of LTL service in North America. The planned spin-off transaction, which is intended to be tax-free to XPO and our shareholders for U.S. federal income tax purposes, would result in XPO shareholders owning stock in both companies. In connection with the transaction, it is anticipated that a portion of XPO’s outstanding debt may be repaid using proceeds from borrowings incurred and debt securities to be issued by the spun-off company.
We currently expect to complete the spin-off in the fourth quarter of 2022, subject to various conditions, including the effectiveness of a Form 10 registration statement, receipt of a tax opinion from counsel, the refinancing of XPO’s debt on terms satisfactory to the XPO Board of Directors, and final approval by the XPO Board of Directors, among other requirements. There can be no assurance that any strategic transaction will occur, or if one or more do occur, of the terms or timing.
In March 2022, we sold our North American intermodal operation for cash proceeds of approximately $705 million, net of cash disposed and subject to a customary post-closing purchase price adjustment. We recorded a pre-tax gain on the sale of $450 million, net of transaction costs, for the three months ended March 31, 2022. We agreed to provide certain specified customary transition services for a period not exceeding 12 months from the sale. The intermodal operation was included in our Brokerage and Other Services segment through the date of the sale.
2021 Spin-Off of the Logistics Segment
On August 2, 2021, we completed the spin-off of our Logistics segment as GXO Logistics, Inc. (“GXO”). The historical results of our Logistics segment are presented as discontinued operations in our Condensed Consolidated Financial Statements. For information on our discontinued operations, see Note 2—Discontinued Operations.
During the three months ended March 31, 2022 and 2021, we incurred approximately $4 million and $13 million, respectively, of costs related to the GXO spin-off. For the three months ended March 31, 2021, $12 million of these costs are reflected within income from discontinued operations in our Condensed Consolidated Statements of Income.
North American Less-Than-Truckload Segment
XPO is the fourth largest provider of asset-based LTL services in North America — we have one of the industry’s largest networks of tractors, trailers and terminals, and approximately 8% share of the $51 billion LTL market as of December 31, 2021. We provide our customers with geographic density and day-definite regional, inter-regional and transcontinental LTL freight services. Our services include cross-border U.S. freight movements to and from Mexico and Canada, as well as intra-Canada service.
Our LTL business is one of the few truly national LTL providers in North America, with a historically high return on capital (“ROIC”) and robust free cash flow generation. Our LTL customer base is levered to the industrial economy, which we expect to be a growing opportunity for us as supply chain disruptions resolve and manufacturing scales up in North America. In addition to our competitive positioning, we benefit from favorable industry fundamentals of rational pricing and limited commoditization. We have relationships with approximately 25,000 LTL customers in North America, the majority of which are local accounts. For the trailing 12 months ended March 31, 2022, we delivered approximately 18 billion pounds of freight.
After the planned spin-off of our North American brokered transportation platform, our company will be the third largest pure-play LTL provider in North America. We expect our business to move forward with continued strong momentum from the numerous company-specific initiatives we have underway for network growth and efficiency. We are using a combination of operational tactics and investments in our capacity of tractors, trailers, doors and truck drivers, including our goal of adding 900 net new doors to our network by year-end 2023. Importantly, the plan levers XPO-specific competitive advantages, including our continued deployment of proprietary LTL technology, the expansion of our national driver training network, and increased production at our Company-owned trailer manufacturing facility in Arkansas.
We are making good progress in these areas, including the opening of three new LTL terminals from October 31, 2021 through March 31, 2022, one new terminal in April 2022 and one expected to open in May 2022. In January 2022, we added a second production line at our trailer manufacturing facility to double our output run-rate. We expect to graduate approximately 1,800 driver school trainees this year, which is twice the number of 2021 graduates, to counteract the industry-wide driver shortage.
Specific to our technology, we believe that we have a significant opportunity to further improve the profitability of our LTL network through innovation, beyond the large gain in operating margin we have achieved to date. We use intelligent route-building to move LTL freight across North America, and proprietary visualization tools to help reduce the cost of pickups and deliveries. Our XPO Smart™ productivity tools are deployed in our LTL cross-dock operations. Our largest opportunity is related to our proprietary pricing technology, which includes automated, dynamic pricing for local accounts and a new pricing platform utilized by our pricing experts for larger accounts.
Brokerage and Other Services Segment
XPO is one of the largest truck brokers in North America. As of December 31, 2021, we had approximately 3% share of the $88 billion truck brokerage industry — which is a subset of the $400 billion total addressable opportunity of for-hire trucking in North America. Shippers create truckload demand and we place their freight with qualified independent carriers, pricing the transactions on either a contract or a spot basis. Our truck brokerage business has an agile model with a variable labor structure that generates a high ROIC and free cash flow conversion.
The key factors driving growth and margin expansion in our truck brokerage business are massive capacity, our cutting-edge XPO Connect® technology platform and favorable industry tailwinds. The demand for truckload capacity in the e-commerce and omnichannel retail sectors continues to be robust. At the same time, more and more shippers are outsourcing to brokers, while increasingly preferring brokers like XPO that offer digital capabilities.
As of March 31, 2022, we had approximately 106,000 independent truckload carriers in our global brokerage network; approximately 88,000 of these carriers are in North America, representing more than one and a half million trucks. Our XPO Connect® brokerage platform is a major differentiator for our business and, together with our pricing technology, we believe it can unlock incremental profitable growth well beyond our current levels. As of March 31, 2022, cumulative truck driver downloads of the mobile app for XPO Connect® surpassed 700,000.
Our Brokerage and Other Services segment also includes three asset-light, brokered transportation services, all of which are complementary to our truck brokerage business: managed transportation, last mile logistics for heavy goods and global forwarding. Our European business, which we plan to divest through either a sale or a listing, is also currently reported within this segment.
Post-spin-off, we expect all of the brokered transportation services to continue to lever the first-mover technology advantage the new company will inherit from XPO.
From 2013 through 2021, our truck brokerage business in North America generated a compound annual growth rate (“CAGR”) of 27.4% — three times the truck brokerage industry growth rate of 9.6%.
Technology and Corporate Sustainability
Proprietary technology is a major competitive advantage for us across our service lines. Our company has been investing in transportation automation and digitization for more than a decade to innovate how goods move through supply chains. We believe that we are well-positioned to satisfy customer demands for faster, more efficient supply chains with greater visibility, while enhancing revenue and profitability.
Importantly, our technology also helps our Company and customers meet our respective environmental, social and governance (“ESG”) goals, such as a reduction in the carbon footprint of certain supply chains operations. For a detailed discussion of our philosophy relating to innovation and ESG matters, see the Executive Overview included in our 2021 Annual Report on Form 10-K, as well as our current Sustainability Report at sustainability.xpo.com.
Impacts of COVID-19 and Other Notable External Conditions
As a leading provider of freight transportation services, our business can be impacted to varying degrees by factors beyond our control. The COVID-19 pandemic that emerged in 2020 affected, and may continue to affect, economic activity broadly and customer sectors served by our industry. Labor shortages, particularly a shortage of truck drivers and dockworkers, and equipment shortages continue to present challenges to many transportation-related industries. Additionally, disruptions in supply chains for industrial materials and supplies, such as semiconductor chips, have impacted some of the end-market activities that create demand for our services. We cannot predict how long these dynamics will last in the economic recovery, or whether future challenges, if any, will adversely affect our results of operations. To date, the totality of the actions we have taken during the pandemic, and continue to take in the recovery, have mitigated the impact on our profitability relative to the impact on our revenue and volumes, while our strong liquidity and disciplined capital management enable us to continue to invest in growth initiatives.
Additionally, economic inflation can have a negative impact on our operating costs. A prolonged period of inflation could cause interest rates, fuel, wages and other costs to continue to increase, which would adversely affect our results of operations unless our pricing to our customers correspondingly increases. For the three months ended March 31, 2022, the transportation industry’s truck driver shortage, together with rising fuel prices, resulted in higher transportation procurement costs to meet growing demand, which costs were largely offset by mechanisms in our customer contracts, including fuel surcharge clauses and general rate increases.
Regarding the war between Russia and Ukraine, we have no direct exposure to those geographies. We cannot predict how global supply chain activities or the economy at large may be impacted by a prolonged war in Ukraine or sanctions imposed in response to the war, or whether future conflicts, if any, may adversely affect our results of operations.
Consolidated Summary Financial Table

	Three Months Ended March 31,		Percent of Revenue		Change
(Dollars in millions)	2022	2021	2022	2021	2022 vs. 2021
Revenue	$3,473	$2,989	100.0%	100.0%	16.2%
Cost of transportation and services (exclusive of depreciation and amortization)	2,437	2,053	70.2%	68.7%	18.7%
Direct operating expense (exclusive of depreciation and amortization)	385	334	11.1%	11.2%	15.3%
Sales, general and administrative expense	344	338	9.9%	11.3%	1.8%
Depreciation and amortization expense	116	119	3.3%	4.0%	(2.5)%
Gain on sale of business	(450)	—	(13.0)%	—%	NM
Transaction and integration costs	10	5	0.3%	0.2%	100.0%
Restructuring costs	6	1	0.2%	—%	500.0%
Operating income	625	139	18.0%	4.7%	349.6%
Other income	(14)	(16)	(0.4)%	(0.5)%	(12.5)%
Debt extinguishment loss	—	8	—%	0.3%	(100.0)%
Interest expense	37	65	1.1%	2.2%	(43.1)%
Income from continuing operations before income tax provision	602	82	17.3%	2.7%	634.1%
Income tax provision	113	19	3.3%	0.6%	494.7%
Income from continuing operations	489	63	14.1%	2.1%	676.2%
Income from discontinued operations, net of taxes	(1)	55	—%	1.8%	NM
Net income	$488	$118	14.1%	3.9%	313.6%
NM - Not meaningful
Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021
Revenue for the first quarter of 2022 increased 16.2% to $3.5 billion, compared with the same quarter in 2021. The increase in revenue reflects growth in both our Brokerage and Other Services and LTL segments and includes the impact of increased revenue from fuel surcharges. Foreign currency movement reduced revenue by approximately 1.2 percentage points in the first quarter of 2022.
Cost of transportation and services (exclusive of depreciation and amortization) includes the cost of providing or procuring freight transportation for XPO customers and salaries paid to employee drivers in our LTL and truck brokerage businesses.
Cost of transportation and services (exclusive of depreciation and amortization) for the first quarter of 2022 was $2.4 billion, or 70.2% of revenue, compared with $2.1 billion or 68.7% of revenue, for the same quarter in 2021. The year-over-year increase as a percentage of revenue is primarily due to higher third-party transportation costs, which were partially offset by pricing actions.

Direct operating expenses (exclusive of depreciation and amortization) are comprised of both fixed and variable expenses and include operating costs related to our LTL service centers. Direct operating expenses (exclusive of depreciation and amortization) consist mainly of personnel costs, facility and equipment expenses, such as rent, utilities, equipment maintenance and repair, costs of materials and supplies, information technology expenses, and gains and losses on sales of property and equipment.
Direct operating expense (exclusive of depreciation and amortization) for the first quarter of 2022 was $385 million, or 11.1% of revenue, compared with $334 million, or 11.2% of revenue, for the same quarter in 2021. The year-over-year decrease as a percentage of revenue was primarily driven by the leveraging of compensation costs across a larger revenue base. This decrease was almost entirely offset by a $23 million gains on sales of property and equipment in the first quarter of 2021. There were no gains on sales of property and equipment in the first quarter of 2022.
Sales, general and administrative expense (“SG&A”) primarily consists of salaries and commissions for the sales function, salary and benefit costs for executive and certain administration functions, professional fees, facility costs, bad debt expense and legal costs.
SG&A for the first quarter of 2022 was $344 million, or 9.9% of revenue, compared with $338 million, or 11.3% of revenue, for the same quarter in 2021. The year-over-year decrease as a percentage of revenue was primarily driven by lower compensation expense and third-party professional and consulting fees.
Depreciation and amortization expense for the first quarter of 2022 was $116 million, compared with $119 million for the same quarter in 2021.
Gain on sale of business was $450 million, net of transaction costs, for the first quarter of 2022 as we sold our North American intermodal operation. For more information, see Note 3—Divestiture to our Condensed Consolidated Financial Statements.
Transaction and integration costs for the first quarter of 2022 were $10 million, compared with $5 million for the same quarter in 2021. Transaction and integration costs for the first three months of 2022 and 2021 are primarily comprised of third-party professional fees related to strategic initiatives, including the spin-offs and other disposal activities, as well as retention awards paid to certain employees.
Restructuring costs for the first quarter of 2022 were $6 million, compared with $1 million for the same quarter in 2021. We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure, including actions in connection with spin-offs and other disposal activities. For more information, see Note 6—Restructuring Charges to our Condensed Consolidated Financial Statements. We may incur incremental restructuring costs in 2022 in connection with the planned spin-off of our North American brokered transportation operation or for other reasons; however, we are currently unable to reasonably estimate these costs.
Other income primarily consists of pension income. Other income for the first quarter of 2022 was $14 million, compared with $16 million for the same quarter in 2021.
Debt extinguishment loss was $8 million for the first quarter of 2021 and related to the write-off of debt issuance costs for the redemption of our outstanding senior notes due 2022, as well as costs incurred related to the amendment of our term loan credit agreement. There was no debt extinguishment loss in the first quarter of 2022.
Interest expense decreased to $37 million for the first three months of 2022 from $65 million for the first three months of 2021. The decrease in interest expense reflected lower average total indebtedness in the first quarter of 2022.
Our effective income tax rates were 18.8% and 23.0% for the first three months of 2022 and 2021, respectively. The effective tax rates for the first quarter of 2022 and 2021 were based on forecasted full-year effective tax rates, adjusted for discrete items that occurred within the periods presented. The primary items impacting the effective tax rate for the first three months of 2022 compared to the same quarter in 2021 included a tax expense of $78 million from the sale of our North American intermodal operation, which resulted in a reduction to our effective tax rate due to the book gain exceeding the tax gain, as well as a tax benefit of $2 million from stock-based compensation. The primary item impacting the effective tax rate for the first quarter of 2021 was a tax benefit of $3 million from stock-based compensation.

Segment Financial Results
Our chief operating decision maker (“CODM”) regularly reviews financial information at the operating segment level to allocate resources to the segments and to assess their performance. Our CODM evaluates segment profit based on adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”), which we define as income from continuing operations before debt extinguishment loss, interest expense, income tax, depreciation and amortization expense, gain on sale of business, transaction and integration costs, restructuring costs and other adjustments. See Note 4—Segment Reporting for further information and a reconciliation of adjusted EBITDA to Income from continuing operations.
North American Less-Than-Truckload Segment

	Three Months Ended March 31,		Percent of Revenue		Change
(Dollars in millions)	2022	2021	2022	2021	2022 vs. 2021
Revenue	$1,105	$962	100.0%	100.0%	14.9%
Adjusted EBITDA	205	214	18.5%	22.2%	(4.2)%
Depreciation and amortization expense	55	55	5.0%	5.7%	—%
Revenue in our North American LTL segment increased 14.9% to $1.1 billion for the first quarter of 2022, compared with $962 million for the same quarter in 2021. Revenue included fuel surcharge revenue of $207 million and $135 million, respectively, for the first three months of 2022 and 2021.
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

	Three Months Ended March 31,
	2022	2021	Change %
Pounds per day (thousands)	70,176	70,730	(0.8)%
Gross revenue per hundredweight, excluding fuel surcharges	$20.76	$19.11	8.7%
The year-over-year increase in revenue for the first quarter of 2022 reflects an increase in gross revenue per hundredweight. The decrease in weight per day for the first quarter reflects lower shipments per day, partially offset by higher weight per shipment.
Adjusted EBITDA was $205 million, or 18.5% of revenue, for the first three months of 2022, compared with $214 million, or 22.2% of revenue, for the same quarter in 2021. Adjusted EBITDA for the first quarter of 2021 included $17 million of gains from real estate transactions. There were no gains from real estate transactions in the first quarter of 2022. Additionally, adjusted EBITDA in the first quarter of 2022 reflected higher revenue, partially offset by increased compensation costs, purchased transportation expense and fuel costs incurred to meet growing demand.
Brokerage and Other Services Segment

	Three Months Ended March 31,		Percent of Revenue		Change
(Dollars in millions)	2022	2021	2022	2021	2022 vs. 2021
Revenue	$2,432	$2,071	100.0%	100.0%	17.4%
Adjusted EBITDA	164	125	6.7%	6.1%	31.2%
Depreciation and amortization expense	60	60	2.5%	2.9%	—%
Revenue in our Brokerage and Other Services segment increased 17.4% to $2.4 billion for the first quarter of 2022, compared with $2.1 billion for the same quarter in 2021. The year-over-year revenue increase for the first three months of 2022 primarily reflected an increase in North American truck brokerage loads, facilitated by our digital platform, as well as strength in other services. Foreign currency movement reduced revenue by approximately 1.7 percentage points in the first quarter of 2022.
Adjusted EBITDA was $164 million, or 6.7% of revenue, for the first three months of 2022, compared with $125 million, or 6.1% of revenue, for the same quarter in 2021. The increase was primarily driven by higher revenue due to load growth in North American truck brokerage and strong pricing in other brokerage services, partially offset by higher third-party transportation and compensation costs.
Liquidity and Capital Resources
Our cash and cash equivalents balance was $1.0 billion as of March 31, 2022, compared to $260 million as of December 31, 2021. Our principal existing sources of cash are (i) cash generated from operations; (ii) borrowings available under our Second Amended and Restated Revolving Loan Credit Agreement, as amended (the “ABL Facility”); (iii) proceeds from the issuance of other debt; and (iv) proceeds from divestiture activities. As of March 31, 2022, we have $996 million available to draw under our ABL Facility, based on a borrowing base of $1.0 billion and outstanding letters of credit of $4 million. Additionally, we have a $200 million uncommitted secured evergreen letter of credit facility, under which we have issued $185 million in aggregate face amount of letters of credit as of March 31, 2022.
As of March 31, 2022, we had approximately $2.0 billion of total liquidity. We continually evaluate our liquidity requirements in light of our operating needs, growth initiatives and capital resources. We believe that our existing liquidity and sources of capital are sufficient to support our operations over the next 12 months.
Trade Receivables Securitization and Factoring Programs
We sell certain of our trade accounts receivable on a non-recourse basis to third-party financial institutions under factoring agreements. We also sell trade accounts receivable under our securitization program. We use trade receivables securitization and factoring programs to help manage our cash flows and offset the impact of extended payment terms for some of our customers. For more information, see Note 1—Organization, Description of Business and Basis of Presentation to our Condensed Consolidated Financial Statements.
The maximum amount of net cash proceeds available at any one time under our securitization program, inclusive of any unsecured borrowings, is €200 million (approximately $221 million as of March 31, 2022). As of March 31, 2022, €1 million (approximately $1 million) was available under the program, subject to having sufficient receivables available to sell and with consideration to amounts previously purchased.
Under the program, we service the receivables we sell on behalf of the Purchasers, which gives us visibility into the timing of customer payments. The benefit to our cash flow includes the difference between the cash consideration in the table below and the amount we collected as a servicer on behalf of the Purchasers. In the first three months of 2022 and 2021, we collected cash as servicer of $464 million and $341 million, respectively.
Term Loan Facilities
In the first quarter of 2021, we amended our Senior Secured Term Loan Credit Agreement (the “Term Loan Credit Agreement”) and recorded a debt extinguishment loss of $3 million.
Senior Notes Due 2025
In March 2022, we provided notice to redeem $630 million (“Redeemed Notes”) of the $1.15 billion principal amount of our outstanding 6.25% senior notes due 2025. The redemption price for the Redeemed Notes was 100% of the principal amount plus a premium as defined in the indenture and accrued and unpaid interest. In April 2022, we completed the redemption of the Redeemed Notes using available liquidity. The loss on debt extinguishment of approximately $26 million will be reflected in the second quarter of 2022 results of operations.
Senior Notes Due 2022
In January 2021, we redeemed our outstanding 6.50% senior notes due 2022. The redemption price for the notes was 100% of the principal amount, plus accrued and unpaid interest. We paid for the redemption with available cash. We recorded a debt extinguishment loss of $5 million in the first quarter of 2021 due to this redemption.

Preferred Stock and Warrant Exchanges
Commencing in the fourth quarter of 2020, holders of our convertible preferred stock and warrants exchanged their holdings for our common stock or a combination of our common stock and cash. These exchanges were intended to simplify our equity capital structure, including in contemplation of the spin-off of our Logistics segment. In the first quarter of 2021, 975 preferred shares were exchanged, and we issued 0.1 million shares of common stock and 9.8 million warrants were exchanged, and we issued 9.2 million shares of common stock.
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
There have been no share repurchases since the first quarter of 2020. Our remaining share repurchase authorization was $503 million as of March 31, 2022.
Loan Covenants and Compliance
As of March 31, 2022, we were in compliance with the covenants and other provisions of our debt agreements. Any failure to comply with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
Sources and Uses of Cash

	Three Months Ended March 31,
(In millions)	2022	2021
Net cash provided by operating activities from continuing operations	$200	$77
Net cash provided by (used in) investing activities from continuing operations	571	(38)
Net cash used in financing activities from continuing operations	(24)	(1,464)
During the three months ended March 31, 2022, we: (i) generated cash from operating activities from continuing operations of $200 million and (ii) generated net proceeds from sale of a business of $705 million. We used cash during this period primarily to purchase property and equipment of $137 million.
During the three months ended March 31, 2021, we: (i) generated cash from operating activities from continuing operations of $77 million and (ii) generated proceeds from sales of property and equipment of $36 million. We used cash during this period primarily to: (i) purchase property and equipment of $74 million; (ii) redeem our senior notes due 2022 for $1.2 billion; and (iii) repay our ABL Facility borrowings of $200 million.
Cash flows from operating activities from continuing operations for the three months ended March 31, 2022 increased by $123 million, compared with the same period in 2021. The increase reflects higher income from continuing operations of $426 million for the three months ended March 31, 2022, compared with the same period in 2021, and the impact of operating assets and liabilities providing $36 million of cash in the first three months of 2022, compared to utilizing $112 million during the same period in 2021. Partially offsetting these impacts was a $450 million gain on sale of business recognized during the three months ended March 31, 2022. Within operating assets and liabilities, accounts payable generated $332 million more cash while accounts receivable utilized $207 million more cash in the first quarter of 2022 compared to the same period in 2021 as a result of higher revenues and timing of payments.
Investing activities from continuing operations generated $571 million of cash in the three months ended March 31, 2022 and used $38 million of cash in the three months ended March 31, 2021. During the three months ended March 31, 2022, we received $705 million of cash from the sale of our intermodal operation, net of cash disposed, and used $137 million to purchase property and equipment. During the three months ended March 31, 2021, we used

$74 million of cash to purchase property and equipment and received $36 million from sales of property and equipment.
Financing activities from continuing operations used $24 million of cash in the three months ended March 31, 2022 and $1.5 billion of cash in the three months ended March 31, 2021. The primary uses of cash from financing activities during the first three months of 2022 were $16 million used to repay borrowings. The primary uses of cash from financing activities during the three months ended March 31, 2021 were $1.2 billion used to redeem the senior notes due 2022 and $200 million used to repay borrowings under our ABL Facility.
Except for the notice of our intent to redeem a portion of our senior notes due 2025 as described above, there were no material changes to our December 31, 2021 contractual obligations during the three months ended March 31, 2022. We anticipate full year net capital expenditures to be between $425 million and $475 million in 2022 (without giving effect to the planned spin-off and other dispositions).
New Accounting Standards
Information related to new accounting standards is included in Note 1—Organization, Description of Business and Basis of Presentation to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and commodity risk. There have been no material changes to our quantitative and qualitative disclosures about market risk related to our continuing operations during the three months ended March 31, 2022, as compared with the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 4. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2022. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of March 31, 2022 were effective as of such time such that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries; and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II—Other Information
Item 1. Legal Proceedings.
For information related to our legal proceedings, refer to “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and Note 10—Commitments and Contingencies of Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
There are no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, except as set forth below.

The announced spin-off and sale or listing of our European business are contingent upon the satisfaction of a number of conditions, may not be completed on the currently contemplated timeline, or at all, and may not achieve the intended benefits.
On March 8, 2022, we announced that our Board of Directors had approved a plan to pursue the strategic spin-off of our tech-enabled brokered transportation platform in North America as a publicly traded company and pursue two divestitures, including the sale or listing of our European business. Completion of the announced spin-off, as well as the timing of completion, is subject to a number of conditions, including the effectiveness of a Form 10 registration statement, receipt of a tax opinion from counsel, the refinancing of our debt on terms satisfactory to our Board of Directors, and final approval by our Board of Directors. These transactions are complex in nature and may be affected by unanticipated developments or changes in market conditions. There is the potential for business disruption and significant separation costs. These or other unanticipated developments or costs could delay or prevent the announced transactions, or cause the announced transactions to occur on terms or conditions that are less favorable than anticipated. Furthermore, if the transactions are completed, there is no guarantee that they will be successful in meeting their objectives or achieving their intended benefits. Any of these factors could have a material adverse effect on our business and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

10.1+*	Form of Performance-Based Restricted Stock Unit Award Agreement (2016 Omnibus Incentive Compensation Plan)

10.2+*	Form of Performance-Based Restricted Stock Unit Award Agreement (2016 Omnibus Incentive Compensation Plan)

31.1 *
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022.

31.2 *
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022.

32.1 **
Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022.

32.2 **
Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022.

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
Date: May 10, 2022