Form 10-Q
period 2022-06-30
XPO Logistics, Inc.
filed 2022-08-08
CIK 1166003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
Form 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 2, 2022, there were 115,039,684 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

XPO Logistics, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2022

Part I—Financial Information
Item 1. Financial Statements.
XPO Logistics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(In millions, except per share data)	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$436	$260
Accounts receivable, net of allowances of $47 and $47, respectively	2,190	2,105
Other current assets	271	286
Current assets of discontinued operations	19	26
Total current assets	2,916	2,677
Long-term assets
Property and equipment, net of $1,823 and $1,828 in accumulated depreciation, respectively	1,799	1,808
Operating lease assets	832	908
Goodwill	2,284	2,479
Identifiable intangible assets, net of $589 and $612 in accumulated amortization, respectively	522	580
Other long-term assets	287	255
Total long-term assets	5,724	6,030
Total assets	$8,640	$8,707
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,153	$1,110
Accrued expenses	1,106	1,107
Short-term borrowings and current maturities of long-term debt	55	58
Short-term operating lease liabilities	142	170
Other current liabilities	159	69
Current liabilities of discontinued operations	19	24
Total current liabilities	2,634	2,538
Long-term liabilities
Long-term debt	2,857	3,514
Deferred tax liability	325	316
Employee benefit obligations	118	122
Long-term operating lease liabilities	689	752
Other long-term liabilities	310	327
Total long-term liabilities	4,299	5,031
Stockholders’ equity
Common stock, $0.001 par value; 300 shares authorized; 115 shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	1,187	1,179
Retained earnings	672	43
Accumulated other comprehensive loss	(152)	(84)
Total equity	1,707	1,138
Total liabilities and equity	$8,640	$8,707
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2022	2021	2022	2021
Revenue	$3,232	$3,186	$6,705	$6,175
Cost of transportation and services (exclusive of depreciation and amortization)	2,153	2,186	4,590	4,239
Direct operating expense (exclusive of depreciation and amortization)	365	358	750	692
Sales, general and administrative expense	324	324	668	662
Depreciation and amortization expense	115	120	231	239
(Gain) loss on sale of business	16	—	(434)	—
Transaction and integration costs	25	6	35	11
Restructuring costs	4	1	10	2
Operating income	230	191	855	330
Other income	(15)	(10)	(29)	(26)
Debt extinguishment loss	26	—	26	8
Interest expense	31	58	68	123
Income from continuing operations before income tax provision	188	143	790	225
Income tax provision	47	30	160	49
Income from continuing operations	141	113	630	176
Income (loss) from discontinued operations, net of taxes	—	45	(1)	100
Net income	141	158	629	276
Net income from discontinued operations attributable to noncontrolling interests	—	(2)	—	(5)
Net income attributable to XPO	$141	$156	$629	$271

Net income (loss) attributable to common shareholders
Continuing operations	$141	$113	$630	$176
Discontinued operations	—	43	(1)	95
Net income attributable to common shareholders	$141	$156	$629	$271

Earnings (loss) per share data
Basic earnings per share from continuing operations	$1.23	$1.01	$5.49	$1.61
Basic earnings (loss) per share from discontinued operations	—	0.38	(0.01)	0.87
Basic earnings per share attributable to common shareholders	$1.23	$1.39	$5.48	$2.48
Diluted earnings per share from continuing operations	$1.22	$1.00	$5.45	$1.56
Diluted earnings (loss) per share from discontinued operations	—	0.38	(0.01)	0.84
Diluted earnings per share attributable to common shareholders	$1.22	$1.38	$5.44	$2.40

Weighted-average common shares outstanding
Basic weighted-average common shares outstanding	115	112	115	109
Diluted weighted-average common shares outstanding	116	113	116	113
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Net income	$141	$158	$629	$276

Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss), net of tax effect of $(9), $3, $(11) and $(3)	$(46)	$15	$(72)	$(27)
Unrealized gain on financial assets/liabilities designated as hedging instruments, net of tax effect of $(1), $—, $(1) and $—	3	—	4	—
Other comprehensive income (loss)	(43)	15	(68)	(27)
Comprehensive income	$98	$173	$561	$249
Less: Comprehensive income attributable to noncontrolling interests	—	5	—	3
Comprehensive income attributable to XPO	$98	$168	$561	$246
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2022	2021
Cash flows from operating activities of continuing operations
Net income	$629	$276
Income (loss) from discontinued operations, net of taxes	(1)	100
Income from continuing operations	630	176
Adjustments to reconcile income from continuing operations to net cash from operating activities
Depreciation, amortization and net lease activity	231	239
Stock compensation expense	18	13
Accretion of debt	8	10
Deferred tax expense	6	10
Debt extinguishment loss	26	8
Gain on sale of business	(434)	—
Gains on sales of property and equipment	(2)	(30)
Other	17	11
Changes in assets and liabilities
Accounts receivable	(382)	(223)
Other assets	57	(45)
Accounts payable	203	19
Accrued expenses and other liabilities	21	120
Net cash provided by operating activities from continuing operations	399	308
Cash flows from investing activities of continuing operations
Proceeds from sale of business	705	—
Payment for purchases of property and equipment	(267)	(135)
Proceeds from sale of property and equipment	7	60
Proceeds from settlement of cross currency swaps	19	—
Net cash provided by (used in) investing activities from continuing operations	464	(75)
Cash flows from financing activities of continuing operations
Repayment of borrowings related to securitization program	—	(24)
Repurchase of debt	(651)	(1,200)
Proceeds from borrowings on ABL facility	275	—
Repayment of borrowings on ABL facility	(275)	(200)
Repayment of debt and finance leases	(32)	(43)
Payment for debt issuance costs	—	(5)
Change in bank overdrafts	25	—
Payment for tax withholdings for restricted shares	(13)	(22)
Other	(2)	5
Net cash used in financing activities from continuing operations	(673)	(1,489)

	Six Months Ended June 30,
(In millions)	2022	2021
Cash flows from discontinued operations
Operating activities of discontinued operations	(3)	231
Investing activities of discontinued operations	—	(70)
Financing activities of discontinued operations	—	(159)
Net cash provided by (used in) discontinued operations	(3)	2
Effect of exchange rates on cash, cash equivalents and restricted cash	(14)	1
Net increase (decrease) in cash, cash equivalents and restricted cash	173	(1,253)
Cash, cash equivalents and restricted cash, beginning of period	273	2,065
Cash, cash equivalents and restricted cash, end of period	446	812
Less: Cash, cash equivalents and restricted cash of discontinued operations, end of period	—	318
Cash, cash equivalents and restricted cash of continued operations, end of period	$446	$494
Supplemental disclosure of cash flow information
Leased assets obtained in exchange for new operating lease liabilities	$114	$111
Leased assets obtained in exchange for new finance lease liabilities	10	31
Cash paid for interest	73	133
Cash paid for income taxes	74	43
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Series A Preferred Stock		Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total XPO Stockholders' Equity	Non-controlling Interests	Total Equity
Balance as of March 31, 2022	—	$—	114,982	$—	$1,176	$531	$(109)	$1,598	$—	$1,598
Net income	—	—	—	—	—	141	—	141	—	141
Other comprehensive loss	—	—	—	—	—	—	(43)	(43)	—	(43)
Exercise and vesting of stock compensation awards	—	—	51	—	—	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	—	—	(1)	—	—	(1)	—	(1)
Stock compensation expense	—	—	—	—	10	—	—	10	—	10
Other	—	—	—	—	2	—	—	2	—	2
Balance as of June 30, 2022	—	$—	115,033	$—	$1,187	$672	$(152)	$1,707	$—	$1,707

	Series A Preferred Stock		Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total XPO Stockholders' Equity	Non-controlling Interests	Total Equity
Balance as of December 31, 2021	—	$—	114,737	$—	$1,179	$43	$(84)	$1,138	$—	$1,138
Net income	—	—	—	—	—	629	—	629	—	629
Other comprehensive loss	—	—	—	—	—	—	(68)	(68)	—	(68)
Exercise and vesting of stock compensation awards	—	—	296	—	—	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	—	—	(13)	—	—	(13)	—	(13)
Stock compensation expense	—	—	—	—	18	—	—	18	—	18
Other	—	—	—	—	3	—	—	3	—	3
Balance as of June 30, 2022	—	$—	115,033	$—	$1,187	$672	$(152)	$1,707	$—	$1,707

XPO Logistics, Inc.
Condensed Consolidated Statements of Changes in Equity (continued)
(Unaudited)

	Series A Preferred Stock		Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total XPO Stockholders' Equity	Non-controlling Interests	Total Equity
Balance as of March 31, 2021	—	$—	111,676	$—	$1,988	$983	$(195)	$2,776	$138	$2,914
Net income	—	—	—	—	—	156	—	156	2	158
Other comprehensive income	—	—	—	—	—	—	12	12	3	15
Exercise and vesting of stock compensation awards	—	—	44	—	—	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	—	—	(1)	—	—	(1)	—	(1)
Conversion of preferred stock to common stock	—	—	6	—	—	—	—	—	—	—
Purchase of noncontrolling interests	—	—	—	—	(34)	—	—	(34)	(100)	(134)
Dividend declared	—	—	—	—	—	—	—	—	(3)	(3)
Stock compensation expense	—	—	—	—	15	—	—	15	—	15
Other	—	—	—	—	3	—	—	3	—	3
Balance as of June 30, 2021	—	$—	111,726	$—	$1,971	$1,139	$(183)	$2,927	$40	$2,967

	Series A Preferred Stock		Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total XPO Stockholders' Equity	Non-controlling Interests	Total Equity
Balance as of December 31, 2020	1	$1	102,052	$—	$1,998	$868	$(158)	$2,709	$140	$2,849
Net income	—	—	—	—	—	271	—	271	5	276
Other comprehensive loss	—	—	—	—	—	—	(25)	(25)	(2)	(27)
Exercise and vesting of stock compensation awards	—	—	314	—	—	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	—	—	(22)	—	—	(22)	—	(22)
Conversion of preferred stock to common stock	(1)	(1)	145	—	1	—	—	—	—	—
Purchase of noncontrolling interests	—	—	—	—	(34)	—	—	(34)	(100)	(134)
Dividend declared	—	—	—	—	—	—	—	—	(3)	(3)
Exercise of warrants	—	—	9,215	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	25	—	—	25	—	25
Other	—	—	—	—	3	—	—	3	—	3
Balance as of June 30, 2021	—	$—	111,726	$—	$1,971	$1,139	$(183)	$2,927	$40	$2,967

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
2022 Planned RXO Spin-Off
On March 8, 2022, we announced that our Board of Directors approved a strategic plan to pursue the spin-off of our tech-enabled brokered transportation platform in North America as a publicly traded company. In addition, the Board of Directors authorized two divestitures: our North American intermodal operation, which we sold in March 2022, and the divestiture of our European business. For further information on the sale of our intermodal operation, see Note 3—Divestiture.
The spin-off to XPO shareholders, if completed as planned, will result in two independent, publicly traded companies. The spin-off company will be RXO, Inc. (“RXO”) and will be comprised of our asset-light core truck brokerage business and complementary brokered services for managed transportation, last mile logistics and global forwarding. The remaining company, XPO, will be a pure-play provider of asset-based LTL service in North America. The planned spin-off transaction, which is intended to be tax-free to XPO and our shareholders for U.S. federal income tax purposes, will result in XPO shareholders owning stock in both XPO and RXO. In connection with the transaction, it is anticipated that a portion of XPO’s outstanding debt will be repaid using proceeds from debt incurred by RXO.
We currently expect to complete the RXO spin-off transaction in the fourth quarter of 2022, subject to various conditions, including the effectiveness of a Form 10 registration statement, receipt of a tax opinion from counsel, the refinancing of XPO’s debt on terms satisfactory to our Board of Directors, and final approval by the Board of Directors, among other requirements.
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
The Condensed Consolidated Financial Statements are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair presentation of the financial condition, operating results and cash flows for the interim periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
We have recast prior period amounts to conform to the current period’s presentation.

Restricted Cash
As of June 30, 2022 and December 31, 2021, our restricted cash included in Other long-term assets on our Condensed Consolidated Balance Sheets was $10 million.
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
The maximum amount of net cash proceeds available at any one time under our securitization program, inclusive of any unsecured borrowings, is €200 million (approximately $210 million as of June 30, 2022). As of June 30, 2022, less than €1 million (less than $1 million) was available under the program, subject to having sufficient receivables available to sell and with consideration to amounts previously sold. The weighted average interest rate was 0.78% as of June 30, 2022. Charges for commitment fees, which are based on a percentage of available amounts, and charges for administrative fees were not material to our results of operations for the three and six months ended June 30, 2022 and 2021.
Information related to the trade receivables sold was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021 (1)	2022	2021 (1)
Securitization programs
Receivables sold in period	$458	$408	$905	$755
Cash consideration	458	408	905	755

Factoring programs
Receivables sold in period	33	13	60	29
Cash consideration	33	13	60	29
(1)    Information for the three and six months ended June 30, 2021 exclude the logistics segment.
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
We base our fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and current maturities of long-term debt approximated their fair values as of June 30, 2022 and December 31, 2021 due to their short-term nature and/or being receivable or payable on demand. The Level 1 cash equivalents include money market funds valued using quoted prices in active markets and a cash deposit for the securitization program. Our derivative instruments are classified as Level 2 and are valued using inputs other than quoted prices, such as foreign exchange rates and yield curves. For information on the fair value hierarchy of our derivative instruments, see Note 7—Derivative Instruments; and for further information on financial liabilities, see Note 8—Debt.

The fair value hierarchy of cash equivalents was as follows:

(In millions)	Carrying Value	Fair Value	Level 1
June 30, 2022	$377	$377	$377
December 31, 2021	181	181	181
Adoption of New Accounting Standard
In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance.” The ASU increases the transparency surrounding government assistance by requiring annual disclosure of: (i) the types of assistance received; (ii) an entity’s accounting for the assistance; and (iii) the effect of the assistance on the entity’s financial statements. We adopted this standard on January 1, 2022, on a prospective basis. The adoption did not have a material impact on our financial statement disclosures.
Accounting Pronouncement Issued but Not Yet Effective
In March 2020, the FASB issued ASU 2020-04, “Reference rate reform (Topic 848)—Facilitation of the effects of reference rate reform on financial reporting.” The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. The amendments apply only to contracts and hedging relationships that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. The amendments are elective and are effective upon issuance through December 31, 2022. We intend to apply this guidance if modifications of contracts that include LIBOR occur. Adoption of the standard is not expected to have a material impact on our consolidated financial statements.
2. Discontinued Operations
The following table summarizes the financial results from discontinued operations of GXO:

	Three Months Ended June 30,	Six Months Ended June 30,
(In millions)	2021	2021
Revenue	$1,881	$3,699
Direct operating expense (exclusive of depreciation and amortization)	1,557	3,071
Sales, general and administrative expense	160	310
Depreciation and amortization expense	85	158
Transaction and other operating costs	25	42
Operating income	54	118
Other income	(12)	(23)
Interest expense	5	9
Income from discontinued operations before income tax provision	61	132
Income tax provision	16	32
Net income from discontinued operations, net of taxes	45	100
Net income from discontinued operations attributable to noncontrolling interests	(2)	(5)
Net income from discontinued operations attributable to GXO	$43	$95
No costs related to the GXO spin-off were incurred for the three months ended June 30, 2022. For the six months ended June 30, 2022, we incurred costs of approximately $4 million related to the GXO spin-off. For the three and six months ended June 30, 2021, we incurred costs of approximately $30 million and $43 million, respectively, related to the GXO spin-off, of which $27 million and $39 million, respectively, are reflected within income from discontinued operations in our Condensed Consolidated Statements of Income.

In accordance with a separation and distribution agreement, GXO has agreed to indemnify XPO for payments XPO makes with respect to certain self-insurance matters that were incurred by the logistics segment prior to the spin-off and remain obligations of XPO. The receivable and accrued expense for these matters was approximately $19 million each as of June 30, 2022 and approximately $23 million and $21 million, respectively, as of December 31, 2021.
3. Divestiture
In March 2022, we sold our North American intermodal operation for cash proceeds of approximately $705 million, net of cash disposed and subject to customary post-closing working capital adjustments that remain ongoing. We recorded a $450 million pre-tax gain on the sale, net of transaction costs, during the first quarter of 2022. During the second quarter of 2022, we recognized a working capital adjustment of $16 million, which reduced the gain initially recognized in the first quarter of 2022. We agreed to provide certain specified customary transition services for a period not exceeding 12 months from the sale. The intermodal operation generated revenue of $1.2 billion and operating income of $53 million for the year ended December 31, 2021. The intermodal operation was included in our Brokerage and Other Services segment through the date of the sale.
4. Segment Reporting
We are organized into two reportable segments: (i) North American LTL; and (ii) Brokerage and Other Services.
In our asset-based North American LTL segment, we provide our customers with geographic density and day-definite regional, national and cross-border LTL freight services.
In our asset-light Brokerage and Other Services segment, our core truck brokerage business places shippers’ freight with qualified independent carriers using our XPO Connect® technology platform. Truck brokerage is the largest component of the segment, which also includes complementary brokered transportation services for managed transportation, last mile logistics and global forwarding. In addition, our European business is reported in this segment, and our North American intermodal operation was included in the segment through its date of sale in March 2022.
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
Our chief operating decision maker (“CODM”) regularly reviews financial information at the operating segment level to allocate resources to the segments and to assess their performance. We include items directly attributable to a segment, and those that can be allocated on a reasonable basis, in segment results reported to the CODM. We do not provide asset information by segment to the CODM. Our CODM evaluates segment profit (loss) based on adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”), which we define as net income from continuing operations attributable to common shareholders before debt extinguishment loss, interest expense, income tax, depreciation and amortization expense, (gain) loss on sale of business, transaction and integration costs, restructuring costs and other adjustments.

Selected financial data for our segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Revenue
North American LTL	$1,239	$1,081	$2,344	$2,043
Brokerage and Other Services	2,067	2,161	4,499	4,232
Eliminations	(74)	(56)	(138)	(100)
Total	$3,232	$3,186	$6,705	$6,175

Adjusted EBITDA
North American LTL	$294	$258	$499	$472
Brokerage and Other Services	152	130	316	255
Corporate	(41)	(58)	(89)	(118)
Total adjusted EBITDA	405	330	726	609
Less:
Debt extinguishment loss	26	—	26	8
Interest expense	31	58	68	123
Income tax provision	47	30	160	49
Depreciation and amortization expense	115	120	231	239
Unrealized loss on foreign currency option and forward contracts	—	2	—	1
(Gain) loss on sale of business	16	—	(434)	—
Transaction and integration costs (1)	25	6	35	11
Restructuring costs (2)	4	1	10	2
Net income from continuing operations attributable to common shareholders	$141	$113	$630	$176

Depreciation and amortization expense
North American LTL	$60	$57	$115	$112
Brokerage and Other Services	54	60	114	120
Corporate	1	3	2	7
Total	$115	$120	$231	$239
(1)    Transaction and integration costs for the periods ended June 30, 2022 and 2021 are primarily comprised of third-party professional fees related to strategic initiatives, including the spin-offs and other divestment activities, as well as retention awards paid to certain employees. Transaction and integration costs for the three months ended June 30, 2022 and 2021 include $2 million and $— million, respectively, related to our North American LTL segment, $1 million and $2 million, respectively, related to our Brokerage and Other Services segment and $22 million and $4 million, respectively, related to Corporate. Transaction and integration costs for the six months ended June 30, 2022 and 2021 include $2 million and $— million, respectively, related to our North American LTL segment, $3 million and $3 million, respectively, related to our Brokerage and Other Services segment and $30 million and $8 million, respectively, related to Corporate.
(2)    See Note 6— Restructuring Charges for further information on our restructuring actions.

5. Revenue Recognition
Disaggregation of Revenues
We disaggregate our revenue by geographic area and service offering. Our revenue disaggregated by geographical area, based on sales office location, was as follows:

	Three Months Ended June 30, 2022
(In millions)	North American LTL	Brokerage and Other Services	Eliminations	Total
Revenue
United States	$1,212	$1,141	$(74)	$2,279
North America (excluding United States)	27	102	—	129
France	—	352	—	352
United Kingdom	—	224	—	224
Europe (excluding France and United Kingdom)	—	231	—	231
Other	—	17	—	17
Total	$1,239	$2,067	$(74)	$3,232

	Three Months Ended June 30, 2021
(In millions)	North American LTL	Brokerage and Other Services	Eliminations	Total
Revenue
United States	$1,057	$1,276	$(56)	$2,277
North America (excluding United States)	24	70	—	94
France	—	352	—	352
United Kingdom	—	222	—	222
Europe (excluding France and United Kingdom)	—	215	—	215
Other	—	26	—	26
Total	$1,081	$2,161	$(56)	$3,186

	Six Months Ended June 30, 2022
(In millions)	North American LTL	Brokerage and Other Services	Eliminations	Total
Revenue
United States	$2,294	$2,660	$(138)	$4,816
North America (excluding United States)	50	203	—	253
France	—	704	—	704
United Kingdom	—	449	—	449
Europe (excluding France and United Kingdom)	—	441	—	441
Other	—	42	—	42
Total	$2,344	$4,499	$(138)	$6,705

	Six Months Ended June 30, 2021
(In millions)	North American LTL	Brokerage and Other Services	Eliminations	Total
Revenue
United States	$1,997	$2,497	$(100)	$4,394
North America (excluding United States)	46	139	—	185
France	—	694	—	694
United Kingdom	—	431	—	431
Europe (excluding France and United Kingdom)	—	428	—	428
Other	—	43	—	43
Total	$2,043	$4,232	$(100)	$6,175
Our revenue disaggregated by service offering was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
North America
LTL (1)	$1,275	$1,098	$2,408	$2,074
Truck brokerage	755	607	1,579	1,203
Last mile	274	269	520	515
Other brokerage (2)	199	486	750	939
Total North America	2,503	2,460	5,257	4,731
Europe	807	791	1,594	1,554
Eliminations	(78)	(65)	(146)	(110)
Total	$3,232	$3,186	$6,705	$6,175
(1)    LTL revenue is before intercompany eliminations and includes revenue from our trailer manufacturing business.
(2)    Other brokerage includes expedite, freight forwarding and managed transportation services, and intermodal through its date of sale in March 2022. For further information, see Note 3—Divestiture. Freight forwarding includes operations conducted outside of North America but managed by our North American entities.
Performance Obligations
Remaining performance obligations represent firm contracts for which services have not been performed and future revenue recognition is expected. As permitted in determining the remaining performance obligation, we omit obligations that: (i) have original expected durations of one year or less; or (ii) contain variable consideration. On June 30, 2022, the fixed consideration component of our remaining performance obligation was approximately $139 million, and we expect approximately 91% of that amount to be recognized over the next three years and the remainder thereafter. We estimate remaining performance obligations at a point in time; actual amounts may differ from these estimates due to changes in foreign currency exchange rates and contract revisions or terminations.
6. Restructuring Charges
We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure, including actions in connection with spin-offs and other divestment activities. These actions generally include severance and facility-related costs, including impairment of operating lease assets, as well as contract termination costs, and are intended to improve our efficiency and profitability going forward.

Our restructuring-related activity was as follows:

		Six Months Ended June 30, 2022
(In millions)	Reserve Balance as of December 31, 2021	Charges Incurred	Payments	Reserve Balance as of June 30, 2022
Severance
Brokerage and Other Services	$6	$4	$(6)	$4
Corporate	7	1	(4)	4
Total severance	13	5	(10)	8
Facilities
Brokerage and Other Services	2	1	(1)	2
Total facilities	2	1	(1)	2
Contract termination
North American LTL	—	3	(3)	—
Brokerage and Other Services	—	1	—	1
Total contract termination	—	4	(3)	1
Total	$15	$10	$(14)	$11
We expect that the majority of the cash outlays related to the charges incurred in the first six months of 2022 will be completed within 12 months.
7. Derivative Instruments
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
The fair value of our derivative instruments and the related notional amounts were as follows:

	June 30, 2022
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges
Cross-currency swap agreements	$343	Other current assets	$8	Other current liabilities	$—
Cross-currency swap agreements	89	Other long-term assets	6	Other long-term liabilities	—
Interest rate swaps	2,003	Other current assets	4	Other current liabilities	—
Total			$18		$—

	December 31, 2021
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges
Cross-currency swap agreements	$362	Other current assets	$—	Other current liabilities	$(4)
Cross-currency swap agreements	110	Other long-term assets	—	Other long-term liabilities	—
Interest rate swaps	2,003	Other current assets	—	Other current liabilities	—
Total			$—		$(4)
The derivatives are classified as Level 2 within the fair value hierarchy. The derivatives are valued using inputs other than quoted prices, such as foreign exchange rates and yield curves.
The effect of derivative and nonderivative instruments designated as hedges on our Condensed Consolidated Statements of Income was as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives		Amount of Loss Reclassified from AOCI into Net Income		Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,
(In millions)	2022	2021	2022	2021	2022	2021
Derivatives designated as cash flow hedges
Cross-currency swap agreements	$—	$(2)	$—	$(2)	$—	$—
Interest rate swaps	4	—	—	—	—	—
Derivatives designated as net investment hedges
Cross-currency swap agreements	28	(13)	—	—	2	2
Total	$32	$(15)	$—	$(2)	$2	$2

	Amount of Gain Recognized in Other Comprehensive Income (Loss) on Derivatives		Amount of Gain Reclassified from AOCI into Net Income		Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Six Months Ended June 30,
(In millions)	2022	2021	2022	2021	2022	2021
Derivatives designated as cash flow hedges
Cross-currency swap agreements	$—	$4	$—	$4	$—	$—
Interest rate swaps	5	—	—	—	—	—
Derivatives designated as net investment hedges
Cross-currency swap agreements	37	35	—	—	4	5
Total	$42	$39	$—	$4	$4	$5
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
In the second quarter of 2022, we received approximately $19 million related to the settlement of certain cross currency swaps that matured during the quarter. The proceeds were included in Cash flows from investing activities of continuing operations on our Condensed Consolidated Statements of Cash Flows.
Prior to the spin-off of GXO in 2021, we held cross-currency swap agreements to manage the related foreign currency exposure from intercompany loans. We designated these cross-currency swaps as qualifying hedging instruments and accounted for them as cash flow hedges. Gains and losses resulting from the change in the fair value of the cross-currency swaps was initially recognized in AOCI and reclassified to Other income on our Condensed Consolidated Statements of Income to offset the foreign exchange impact in earnings created by settling intercompany loans. Cash flows related to these cash flow hedges was included in Cash flows from operating activities of continuing operations on our Condensed Consolidated Statements of Cash Flows. These swaps were re-designated as net investment hedges in the third quarter of 2021.
Interest Rate Hedging
We execute short-term interest rate swaps to mitigate variability in forecasted interest payments on our Senior Secured Term Loan Credit Agreement (the “Term Loan Credit Agreement”). The interest rate swaps convert floating-rate interest payments into fixed rate interest payments. We designated the interest rate swaps as qualifying hedging instruments and account for these derivatives as cash flow hedges. The outstanding interest rate swaps mature in the fourth quarter of 2022.
We record gains and losses resulting from fair value adjustments to the designated portion of interest rate swaps in AOCI and reclassify them to Interest expense on the dates that interest payments accrue. Cash flows related to the interest rate swaps are included in Cash flows from operating activities of continuing operations on our Condensed Consolidated Statements of Cash Flows.
8. Debt

	June 30, 2022		December 31, 2021
(In millions)	Principal Balance	Carrying Value	Principal Balance	Carrying Value
Term loan facilities	$2,003	$1,976	$2,003	$1,977
6.25% senior notes due 2025	520	516	1,150	1,141
6.70% senior debentures due 2034	300	215	300	214
Finance leases, asset financing and other	205	205	240	240
Total debt	3,028	2,912	3,693	3,572
Short-term borrowings and current maturities of long-term debt	55	55	58	58
Long-term debt	$2,973	$2,857	$3,635	$3,514

The fair value of our debt and classification in the fair value hierarchy was as follows:

(In millions)	Fair Value	Level 1	Level 2
June 30, 2022	$2,927	$799	$2,128
December 31, 2021	3,811	1,571	2,240
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
ABL Facility
As of June 30, 2022, our borrowing base was $1 billion and our availability under our revolving loan credit agreement (the “ABL Facility”) was $995 million after considering outstanding letters of credit of $5 million. As of June 30, 2022, we were in compliance with the ABL Facility’s financial covenants.
Letters of Credit Facility
As of June 30, 2022, we had issued $185 million in aggregate face amount of letters of credit under our $200 million uncommitted secured evergreen letter of credit facility.
Term Loan Facilities
In the first quarter of 2021, we amended our Term Loan Credit Agreement and recorded a debt extinguishment loss of $3 million in the first six months of 2021. The interest rate on our term loan facility was 2.87% as of June 30, 2022.
Senior Notes Due 2025
In April 2022, we redeemed $630 million of the then $1.15 billion outstanding principal amount of our 6.25% senior notes due 2025. The redemption price for the notes was 100% of the principal amount plus a premium, as defined in the indenture, of approximately $21 million and accrued and unpaid interest. We paid for the redemption using available liquidity. We recorded a debt extinguishment loss of $26 million in the second quarter of 2022 due to this redemption.
Senior Notes Due 2022
In January 2021, we redeemed our outstanding 6.50% senior notes due 2022. The redemption price for the notes was 100% of the principal amount, plus accrued and unpaid interest. We paid for the redemption with available cash. We recorded a debt extinguishment loss of $5 million in the first six months of 2021 due to this redemption.
9. Stockholders’ Equity
Series A Convertible Perpetual Preferred Stock and Warrants
Commencing in the fourth quarter of 2020, holders of our convertible preferred stock and warrants exchanged their holdings for our common stock or a combination of our common stock and cash. These exchanges were intended to simplify our equity capital structure, including in contemplation of the spin-off of our logistics segment. In the first quarter of 2021, 975 preferred shares were exchanged, and we issued approximately 139 thousand shares of common stock. In the second quarter of 2021, the remaining 40 preferred shares were exchanged, and we issued 5,714 shares of common stock. With respect to the warrants, in the first quarter of 2021, 9.8 million warrants were exchanged, and we issued 9.2 million shares of common stock. The warrants exchanged included holdings of Jacobs Private Equity, LLC, an entity controlled by the Company’s chairman and chief executive officer. Subsequent to the exchange in the second quarter of 2021, there are no shares of preferred stock or warrants outstanding.

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
There have been no share repurchases since the first quarter of 2020. Our remaining share repurchase authorization was $503 million as of June 30, 2022.
10. Earnings per Share
The computations of basic and diluted earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2022	2021	2022	2021
Net income from continuing operations attributable to common shares	$141	$113	$630	$176
Net income (loss) from discontinued operations, net of amounts attributable to noncontrolling interest	—	43	(1)	95
Net income attributable to common shares, basic	$141	$156	$629	$271

Basic weighted-average common shares	115	112	115	109
Dilutive effect of stock-based awards and warrants	1	1	1	4
Diluted weighted-average common shares	116	113	116	113

Basic earnings from continuing operations per share	$1.23	$1.01	$5.49	$1.61
Basic earnings (loss) from discontinued operations per share	—	0.38	(0.01)	0.87
Basic earnings per share	$1.23	$1.39	$5.48	$2.48

Diluted earnings from continuing operations per share	$1.22	$1.00	$5.45	$1.56
Diluted earnings (loss) from discontinued operations per share	—	0.38	(0.01)	0.84
Diluted earnings per share	$1.22	$1.38	$5.44	$2.40
11. Commitments and Contingencies
We are involved, and will continue to be involved, in numerous proceedings arising out of the conduct of our business. These proceedings may include claims for property damage or personal injury incurred in connection with the transportation of freight, environmental liability, commercial disputes, insurance coverage disputes and employment-related claims, including claims involving asserted breaches of employee restrictive covenants. These matters also include several class action and collective action cases involving claims that the contract carriers with which we contract for performance of delivery services, or their delivery workers, should be treated as employees, rather than independent contractors (“misclassification claims”) and may seek substantial monetary damages (including claims for unpaid wages, overtime, unreimbursed business expenses, deductions from wages, penalties and other items), injunctive relief, or both.
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
Shareholder Litigation
On December 14, 2018, a putative class action captioned Labul v. XPO Logistics, Inc. et al., was filed in the U.S. District Court for the District of Connecticut against us and some of our current and former executives, alleging violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 thereunder, and Section 20(a) of the Exchange Act, based on alleged material misstatements and omissions in our public filings with the U.S. Securities and Exchange Commission. On June 3, 2019, lead plaintiffs Local 817 IBT Pension Fund, Local 272 Labor-Management Pension Fund, and Local 282 Pension Trust Fund and Local 282 Welfare Trust Fund (together, the “Pension Funds”) filed a consolidated class action complaint. Defendants moved to dismiss the consolidated class action complaint on August 2, 2019. On November 4, 2019, the Court dismissed the consolidated class action complaint without prejudice to the filing of an amended complaint. The Pension Funds, on January 3, 2020, filed a first amended consolidated class action complaint against us and a current executive. Defendants moved to dismiss the first amended consolidated class action complaint on March 3, 2020. On March 19, 2021, the Court dismissed the first amended consolidated class action complaint with prejudice and closed the case. On April 29, 2021, the Pension Funds filed a notice of appeal. On June 30, 2022, the U.S. Court of Appeals for the Second Circuit affirmed the district court’s dismissal with prejudice of the first amended consolidated compliant. The Pension Funds did not petition for rehearing of the appellate decision by the July 14, 2022 deadline. The Pension Funds’ deadline to petition the U.S. Supreme Court for review is September 28, 2022. If the Pension Funds do not file such petition by that date, the case will be concluded.
Also, on May 13, 2019, Adriana Jez filed a purported shareholder derivative action captioned Jez v. Jacobs, et al., (the “Jez complaint”) in the U.S. District Court for the District of Delaware, alleging breaches of fiduciary duty, unjust enrichment, waste of corporate assets, and violations of the Exchange Act against some of our current and former directors and officers, with the company as a nominal defendant. The Jez complaint was later consolidated with similar derivative complaints filed by purported shareholders Erin Candler and Kevin Rose under the caption In re XPO Logistics, Inc. Derivative Litigation. On December 12, 2019, the Court ordered plaintiffs to designate an operative complaint or file an amended complaint within 45 days. On January 27, 2020, plaintiffs designated the Jez complaint as the operative complaint in the consolidated cases. Defendants moved to dismiss the operative complaint on February 26, 2020. Rather than file a brief in opposition, on March 27, 2020, plaintiffs moved for leave to file a further amended complaint and to stay briefing on defendants’ motions to dismiss. The Court granted plaintiffs’ motion on July 6, 2020. On April 14, 2021, the Court issued an order staying proceedings pending resolution of an appeal in the Labul action. Plaintiffs stipulated that they would dismiss the shareholder derivative action with prejudice if the Labul dismissal was affirmed on appeal, including any petitions for rehearing. The Labul dismissal was affirmed on appeal on June 30, 2022, and the deadline for a rehearing petition passed on July 14, 2022. On July 26, 2022, the Court issued an order dismissing the Jez case with prejudice.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and other written reports and oral statements we make from time to time contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. In some cases, forward-looking statements can be identified by the use of forward-looking terms such as “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target,” “trajectory” or the negative of these terms or other comparable terms. However, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements are based on certain assumptions and analyses made by the company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to a material difference include those discussed below and the risks discussed in the company’s other filings with the Securities and Exchange Commission (the “SEC”). All forward-looking statements set forth in this Quarterly Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the company or its business or operations. The following discussion should be read in conjunction with the company’s unaudited Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report, and with the audited consolidated financial statements and related notes thereto included in the 2021 Form 10-K. Forward-looking statements set forth in this Quarterly Report speak only as of the date hereof, and we do not undertake any obligation to update forward-looking statements to reflect subsequent events or circumstances, changes in expectations or the occurrence of unanticipated events, except to the extent required by law.
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
Our company has two reportable segments — (i) North American LTL and (ii) Brokerage and Other Services — and within each segment, we are a leading provider in vast, fragmented transportation sectors with growing penetration. As of June 30, 2022, we had over 43,000 employees and 749 locations in 20 countries serving approximately 50,000 multinational, national, regional and local customers. We believe that our substantial exposure to secular industry growth trends, our first-mover advantage as an innovator, our blue-chip customer relationships and our company-specific avenues for value creation are compelling competitive advantages.
2022 Planned RXO Spin-Off
On March 8, 2022, we announced that our Board of Directors approved a strategic plan to pursue the spin-off of our tech-enabled brokered transportation platform in North America as a publicly traded company. In addition, the Board of Directors authorized two divestitures: our North American intermodal operation, which we sold in March 2022, and the divestiture of our European business.
The spin-off to XPO shareholders, if completed as planned, will result in two independent, publicly traded companies with simplified business models and clearly delineated value propositions. The spin-off company will be RXO, Inc. (“RXO”) and will be comprised of our asset-light core truck brokerage business and complementary brokered services for managed transportation, last mile logistics and global forwarding. The remaining company, XPO, will be the third largest pure-play provider of asset-based LTL service in North America. The planned spin-off transaction, which is intended to be tax-free to XPO and our shareholders for U.S. federal income tax purposes, will result in XPO shareholders owning stock in both XPO and RXO. In connection with the transaction, it is anticipated that a portion of XPO’s outstanding debt will be repaid using proceeds from debt incurred by RXO.
We currently expect to complete the RXO spin-off transaction in the fourth quarter of 2022, subject to various conditions, including the effectiveness of a Form 10 registration statement, receipt of a tax opinion from counsel, the refinancing of XPO’s debt on terms satisfactory to our Board of Directors, and final approval by the Board of Directors, among other requirements.
There can be no assurance that any strategic transaction will occur, or if one or more do occur, of the terms or timing.
2022 Divestiture of North American Intermodal
In March 2022, we sold our North American intermodal operation for cash proceeds of approximately $705 million, net of cash disposed and subject to customary post-closing working capital adjustments that remain ongoing. We recorded a $450 million pre-tax gain on the sale, net of transaction costs, during the first quarter of 2022. During the second quarter of 2022, we recognized a working capital adjustment of $16 million, which reduced the gain initially recognized in the first quarter of 2022. We agreed to provide certain specified customary transition services for a period not exceeding 12 months from the sale. The intermodal operation was included in our Brokerage and Other Services segment through the date of the sale.
2021 Spin-Off of the Logistics Segment
On August 2, 2021, we completed the spin-off of our logistics segment as GXO Logistics, Inc. (“GXO”). The historical results of our logistics segment are presented as discontinued operations in our Condensed Consolidated Financial Statements. For information on our discontinued operations, see Note 2—Discontinued Operations.
No costs related to the GXO spin-off were incurred for the three months ended June 30, 2022. For the six months ended June 30, 2022, we incurred costs of approximately $4 million related to the GXO spin-off. For the three and six months ended June 30, 2021, we incurred costs of approximately $30 million and $43 million, respectively, related to the GXO spin-off, of which $27 million and $39 million, respectively, are reflected within income from discontinued operations in our Condensed Consolidated Statements of Income.
North American Less-Than-Truckload Segment
XPO has one of the largest networks of tractors, trailers and terminals in the North American LTL industry, with approximately 8% share of a $51 billion U.S. market. The LTL industry in North America has favorable fundamentals, with substantial barriers to entry, durable end-market demand, secular tailwinds and strong pricing dynamics. XPO delivered approximately 18 billion pounds of freight during 2021. Once the planned RXO spin-off is complete, we will be the third largest pure-play provider of LTL transportation in North America.
We serve approximately 25,000 customers with geographic density and day-definite regional, national and cross-border services that reach approximately 99% of U.S. zip codes, as well as cross-border service to Mexico, Canada and the Caribbean. Our capacity gives us the ability to manage large freight volumes more efficiently and balance our network to leverage fixed costs.
Importantly, our LTL business historically has generated a high return on capital and robust free cash flow. This allows us to further develop our proprietary technology and invest in numerous other growth and optimization initiatives. We are managing the business to specific objectives, such as high customer service scores for on-time delivery and damage-free freight, and the addition of 900 net new doors to our network from October 2021 to year-end 2023. From October 31, 2021 through June 30, 2022, we added five new terminals to our network, representing 345 net new doors.
Additionally, we are continuing to execute on a host of idiosyncratic initiatives that are XPO-specific and independent of the macroeconomic environment. The ongoing deployment of our proprietary LTL technology encompasses multiple levers for value creation unique to our company. As other examples, we added a second production line at our in-house trailer manufacturing facility in January and doubled our output run-rate. We are also investing in the next generation of truck drivers at our 130 in-house training schools and targeting to train twice as many drivers in 2022 as in 2021.

Specific to our technology, we believe we have a large opportunity to further improve the profitability of our LTL network through innovation, beyond the large gain in operating margin achieved to date. We use intelligent route-building to move LTL freight across North America, and proprietary visualization tools to help reduce the cost of pickups and deliveries. Our XPO Smart® productivity tools are installed in our cross-dock operations, and we recently deployed new cost models and tracking capabilities. Our largest opportunity is related to our proprietary pricing technology, which includes automated, dynamic pricing for local accounts and a new pricing platform utilized by our pricing experts for larger accounts.
Brokerage and Other Services Segment
XPO is the fourth largest truckload transportation broker in the U.S. Our asset-light truck brokerage business places shippers’ freight with qualified independent carriers using our XPO Connect® technology platform. We price this service on either a contract or a spot basis, with 73% of our revenue in the second quarter of 2022 derived from customer contracts, and we operate with a variable cost structure that adjusts quickly to market changes. We derive our revenue from diversified industry verticals, and we have many long-standing, blue-chip customer relationships — on average, our top 10 customers have a 15-year tenure with us.
Our truck brokerage business has a long track record of generating top-line growth and margin expansion, a high return on invested capital and strong free cash flow. Notable factors driving our performance include our access to massive truckload capacity for shippers through our carrier relationships, our strong management expertise, our company-specific avenues for value creation led by our cutting-edge technology, and favorable industry tailwinds.
Broker penetration of for-hire truckload transportation has doubled in the last 15 years, and is still less than 25%. We have approximately 4% share of the $88 billion U.S. brokered truckload industry, giving us a long runway for revenue growth — the total addressable for-hire trucking market in 2021 was estimated to be approximately $400 billion. Demand for truckload capacity in the e-commerce and omnichannel retail sectors continues to be robust, and more and more shippers are outsourcing to brokers, while increasingly preferring brokers like XPO that offer digital capabilities.
As of June 30, 2022, we had relationships with approximately 98,000 independent truckload carriers in North America, representing more than one and a half million trucks. These relationships enable us to serve high demand without taking on high fixed costs. Even though we don’t own the trucks or employ the drivers that transport our customers’ freight, shippers view us as a highly reliable core carrier due to our operational excellence and reliability.
Our XPO Connect® brokerage platform is another major differentiator for our business, together with our pricing technology, which we believe can unlock incremental profitable growth well beyond our current levels. We bring together seasoned transportation experts and master technologists to transform truck brokerage through digitization, making the process more productive for shippers, carriers and our company. Through July 2022, cumulative truck driver downloads of the mobile app for XPO Connect® were over 800,000.
The impact of XPO Connect® is pervasive throughout our brokerage operations. As of June 30, 2022, approximately 80% of our truck brokerage orders in North America were created or covered digitally. From 2013 through 2021, the compound annual growth rate (“CAGR”) of our truck brokerage revenue was 27.4% — approximately three times the U.S. brokered truckload industry CAGR of 9.6% — in part because larger customers communicate digitally with XPO Connect® through APIs and other integrations, and our automation makes our brokerage team more efficient at tendering loads.
Our Brokerage and Other Services segment also includes asset-light, complementary brokered services for managed transportation, including expedited ground and air charter capabilities, last mile logistics for heavy goods and global forwarding, all of which use our technology. Our European business is also reported within this segment.

Technology and Sustainability
Our proprietary technology is a major competitive advantage for us across our service lines. Our company has been investing in transportation automation, data science and digitization for more than a decade, well ahead of the industry curve, to innovate how goods move through supply chains. We believe that we are well-positioned to satisfy customer demands for faster, more efficient supply chains with greater visibility, while enhancing revenue and profitability.
Importantly, our technology also helps our company and customers meet our respective environmental, social and governance (“ESG”) goals, such as a reduction in the carbon footprint of certain supply chain operations. For a detailed discussion of our philosophy relating to innovation and ESG matters, see the Executive Overview included in our 2021 Form 10-K, as well as our current Sustainability Report at sustainability.xpo.com.
Impacts of COVID-19 and Other Notable External Conditions
As a leading provider of freight transportation services, our business can be impacted to varying degrees by factors beyond our control. The COVID-19 pandemic that emerged in 2020 affected, and may continue to affect, economic activity broadly and customer sectors served by our industry. Labor shortages, particularly a shortage of truck drivers and dockworkers, and equipment shortages continue to present challenges to many transportation-related industries. Additionally, disruptions in supply chains for industrial materials and supplies, such as semiconductor chips, have impacted some of the end-market activities that create demand for our services. We cannot predict how long these dynamics will last, or whether future challenges, if any, will adversely affect our results of operations. To date, the totality of the actions we have taken during the pandemic, and continue to take in the recovery, have mitigated the impact on our profitability relative to the impact on our revenue and volumes, while our strong liquidity and disciplined capital management enable us to continue to invest in growth initiatives.
Additionally, economic inflation can have a negative impact on our operating costs. A prolonged period of inflation could cause interest rates, fuel, wages and other costs to continue to increase, which would adversely affect our results of operations unless our pricing to our customers correspondingly increases. For the three and six months ended June 30, 2022, a combination of growing demand for freight transportation services, the ongoing truck driver shortage and rising fuel prices resulted in higher transportation procurement costs; these costs were offset by mechanisms in our customer contracts, including fuel surcharge clauses and general rate increases. An economic recession could depress customer demand for transportation services and adversely affect our results of operations.
Regarding the war between Russia and Ukraine, we have no direct exposure to those geographies. We cannot predict how global supply chain activities or the economy at large may be impacted by a prolonged war in Ukraine or sanctions imposed in response to the war, or whether future conflicts, if any, may adversely affect our results of operations.

Consolidated Summary Financial Table

	Three Months Ended June 30,		Percent of Revenue		Change	Six Months Ended June 30,		Percent of Revenue		Change
(Dollars in millions)	2022	2021	2022	2021	2022 vs. 2021	2022	2021	2022	2021	2022 vs. 2021
Revenue	$3,232	$3,186	100.0%	100.0%	1.4%	$6,705	$6,175	100.0%	100.0%	8.6%
Cost of transportation and services (exclusive of depreciation and amortization)	2,153	2,186	66.6%	68.6%	(1.5)%	4,590	4,239	68.5%	68.6%	8.3%
Direct operating expense (exclusive of depreciation and amortization)	365	358	11.3%	11.2%	2.0%	750	692	11.2%	11.2%	8.4%
Sales, general and administrative expense	324	324	10.0%	10.2%	—%	668	662	10.0%	10.7%	0.9%
Depreciation and amortization expense	115	120	3.6%	3.8%	(4.2)%	231	239	3.4%	3.9%	(3.3)%
(Gain) loss on sale of business	16	—	0.5%	—%	NM	(434)	—	(6.5)%	—%	NM
Transaction and integration costs	25	6	0.8%	0.2%	316.7%	35	11	0.5%	0.2%	218.2%
Restructuring costs	4	1	0.1%	—%	300.0%	10	2	0.1%	—%	400.0%
Operating income	230	191	7.1%	6.0%	20.4%	855	330	12.8%	5.3%	159.1%
Other income	(15)	(10)	(0.5)%	(0.3)%	50.0%	(29)	(26)	(0.4)%	(0.4)%	11.5%
Debt extinguishment loss	26	—	0.8%	—%	NM	26	8	0.4%	0.1%	225.0%
Interest expense	31	58	1.0%	1.8%	(46.6)%	68	123	1.0%	2.0%	(44.7)%
Income from continuing operations before income tax provision	188	143	5.8%	4.5%	31.5%	790	225	11.8%	3.6%	251.1%
Income tax provision	47	30	1.5%	0.9%	56.7%	160	49	2.4%	0.8%	226.5%
Income from continuing operations	141	113	4.4%	3.5%	24.8%	630	176	9.4%	2.9%	258.0%
Income (loss) from discontinued operations, net of taxes	—	45	—%	1.4%	NM	(1)	100	—%	1.6%	NM
Net income	$141	$158	4.4%	5.0%	(10.8)%	$629	$276	9.4%	4.5%	127.9%
NM - Not meaningful
Three and Six Months Ended June 30, 2022 Compared with Three and Six Months Ended June 30, 2021
Revenue for the second quarter of 2022 increased 1.4% to $3.2 billion, compared with the same quarter in 2021. Revenue for the first six months of 2022 increased 8.6% to $6.7 billion, compared with the same period in 2021. Revenue in the second quarter and first six months of 2022 compared to the same periods in 2021 reflects growth in our LTL segment and our North American truck brokerage operation, and includes the impact of increased revenue from fuel surcharges. The increase in both periods was partially offset by the sale of our North American intermodal operation in March 2022, which reduced revenue growth by approximately 8.4 percentage points in the second quarter of 2022 and 2.8 percentage points in the first six months of 2022. Additionally, foreign currency movement reduced revenue by approximately 2.3 percentage points in the second quarter of 2022 and 1.7 percentage points in the first six months of 2022.
Cost of transportation and services (exclusive of depreciation and amortization) includes the cost of providing or procuring freight transportation for XPO customers and salaries paid to employee drivers in our LTL and truck brokerage businesses.

Cost of transportation and services (exclusive of depreciation and amortization) for the second quarter of 2022 was $2.2 billion, or 66.6% of revenue, compared with $2.2 billion, or 68.6% of revenue, for the same quarter in 2021. Cost of transportation and services (exclusive of depreciation and amortization) for the first six months of 2022 was $4.6 billion, or 68.5% of revenue, compared with $4.2 billion, or 68.6% of revenue, for the same period in 2021. The year-over-year decrease as a percentage of revenue in both periods reflects the sale of our intermodal operation. Additionally impacting the decrease as a percentage of revenue in the second quarter of 2022 was lower third-party transportation costs, which were partially offset by higher fuel costs. For the six-month period, higher fuel costs as a percentage of revenue were partially offset by lower compensation costs.
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
Direct operating expense (exclusive of depreciation and amortization) for the second quarter of 2022 was $365 million, or 11.3% of revenue, compared with $358 million, or 11.2% of revenue, for the same quarter in 2021. Direct operating expense (exclusive of depreciation and amortization) for the first six months of 2022 was $750 million, or 11.2% of revenue, compared with $692 million, or 11.2% of revenue, for the same period in 2021. The increase in direct operating expense in both periods reflects lower gains on sales of property and equipment and higher compensation costs. Direct operating expense for the second quarters of 2022 and 2021 included $2 million and $7 million, respectively, and the first six months of 2022 and 2021 included $2 million and $30 million, respectively, of gains on sales of property and equipment. As a percentage of revenue, direct operating expense for the six-month period reflects the lower gains on sales of property and equipment offset by the leveraging of compensation costs across a larger revenue base.
Sales, general and administrative expense (“SG&A”) primarily consists of salaries and commissions for the sales function, salary and benefit costs for executive and certain administration functions, professional fees, facility costs, bad debt expense and legal costs.
SG&A for the second quarter of 2022 was $324 million, or 10.0% of revenue, compared with $324 million, or 10.2% of revenue, for the same quarter in 2021. SG&A for the first six months of 2022 was $668 million, or 10.0% of revenue, compared with $662 million, or 10.7% of revenue, for the same period in 2021. Higher compensation costs were offset by lower third-party professional and consulting fees in the second quarter of 2022. For the six-month period, higher compensation, travel and entertainment and insurance costs were partially offset by lower third-party professional and consulting fees. As a percentage of revenue, the year-over-year decrease in both periods was primarily driven by lower third-party professional and consulting fees. Additionally, the year-over-year decrease as a percentage of revenue in the six-month period reflects the leveraging of compensation costs across a larger revenue base.
Depreciation and amortization expense for the second quarter of 2022 was $115 million, compared with $120 million for the same quarter in 2021. Depreciation and amortization expense for the first six months of 2022 was $231 million, compared with $239 million for the same period in 2021. The decrease in both periods reflected the sale of our intermodal operation.
(Gain) loss on sale of business was a gain of $434 million, net of transaction costs, for the first six months of 2022 as we sold our intermodal operation during the first quarter of 2022. During the second quarter of 2022, we recognized a working capital adjustment of $16 million, which decreased the gain initially recognized in the first quarter of 2022. For more information, see Note 3—Divestiture to our Condensed Consolidated Financial Statements.
Transaction and integration costs for the second quarter of 2022 were $25 million, compared with $6 million for the same quarter in 2021. Transaction and integration costs for the first six months of 2022 were $35 million, compared with $11 million for the same period in 2021. Transaction and integration costs for the second quarter and first six months of 2022 and 2021 are primarily comprised of third-party professional fees related to strategic initiatives, including the spin-offs and other divestment activities, as well as retention awards paid to certain employees.

Restructuring costs for the second quarter of 2022 were $4 million, compared with $1 million for the same quarter in 2021. Restructuring costs for the first six months of 2022 were $10 million, compared with $2 million for the same period in 2021. We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure, including actions in connection with spin-offs and other divestment activities. For more information, see Note 6—Restructuring Charges to our Condensed Consolidated Financial Statements. We may incur incremental restructuring costs in 2022 in connection with the planned spin-off of our North American brokered transportation platform or for other reasons; however, we are currently unable to reasonably estimate these costs.
Other income primarily consists of pension income. Other income for the second quarter of 2022 was $15 million, compared with $10 million for the same quarter in 2021. Other income for the first six months of 2022 was $29 million, compared with $26 million for the same period in 2021. The increase in both periods is primarily related to lower foreign currency losses in the second quarter and first six months of 2022.
Debt extinguishment loss was $26 million for the second quarter and first six months of 2022 and $8 million for the first six months of 2021. There was no debt extinguishment loss in the second quarter of 2021. In the second quarter of 2022, we redeemed a portion of our outstanding senior notes due 2025 and wrote-off related debt issuance costs. In the first six months of 2021, we redeemed our outstanding senior notes due 2022 and wrote-off related debt issuance costs, as well as incurred costs related to the amendment of our Senior Secured Term Loan Credit Agreement (the “Term Loan Credit Agreement”).
Interest expense decreased to $31 million for the second quarter of 2022 from $58 million for the second quarter of 2021. Interest expense decreased to $68 million for the first six months of 2022 from $123 million for the first six months of 2021. The decrease in interest expense reflects lower average total indebtedness in the second quarter and first six months of 2022.
Our effective income tax rates were 24.8% and 20.9% for the second quarter of 2022 and 2021, respectively, and 20.2% and 21.7% for the first six months of 2022 and 2021, respectively. The effective tax rates for the second quarter and six-month periods of 2022 and 2021 were based on forecasted full-year effective tax rates, adjusted for discrete items that occurred within the periods presented. The primary items impacting the effective tax rate for the second quarter of 2022 compared to the same quarter in 2021 included a reduction in tax expense of $4 million from the sale of our intermodal operation and a tax benefit of $1 million from stock-based compensation. The primary items impacting the effective tax rate for the second quarter of 2021 were a tax benefit of $5 million from changes in reserves for uncertain tax positions partially offset by a tax expense of $2 million from return to provision adjustments.
The primary items impacting the effective tax rate for the first six months of 2022 compared to the same period in 2021 included a tax expense of $74 million from the sale of our intermodal operation, which resulted in a reduction to our effective tax rate due to the book gain exceeding the tax gain, as well as a tax benefit of $3 million from stock-based compensation. The primary items impacting the effective tax rate for the first six months of 2021 were tax benefits of $5 million from changes in reserves for uncertain tax positions and $3 million from stock-based compensation, partially offset by a tax expense of $4 million from return to provision adjustments.

Segment Financial Results
Our chief operating decision maker (“CODM”) regularly reviews financial information at the operating segment level to allocate resources to the segments and to assess their performance. Our CODM evaluates segment profit based on adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”), which we define as net income from continuing operations attributable to common shareholders before debt extinguishment loss, interest expense, income tax, depreciation and amortization expense, (gain) loss on sale of business, transaction and integration costs, restructuring costs and other adjustments. See Note 4—Segment Reporting to our Condensed Consolidated Financial Statements for further information and a reconciliation of adjusted EBITDA to Net income from continuing operations attributable to common shareholders.
North American Less-Than-Truckload Segment

	Three Months Ended June 30,		Percent of Revenue		Change	Six Months Ended June 30,		Percent of Revenue		Change
(Dollars in millions)	2022	2021	2022	2021	2022 vs. 2021	2022	2021	2022	2021	2022 vs. 2021
Revenue	$1,239	$1,081	100.0%	100.0%	14.6%	$2,344	$2,043	100.0%	100.0%	14.7%
Adjusted EBITDA	294	258	23.7%	23.9%	14.0%	499	472	21.3%	23.1%	5.7%
Depreciation and amortization expense	60	57	4.8%	5.3%	5.3%	115	112	4.9%	5.5%	2.7%
Revenue in our North American LTL segment increased 14.6% to $1.2 billion for the second quarter of 2022, compared with $1.1 billion for the same quarter in 2021. Revenue increased 14.7% to $2.3 billion for the first six months of 2022, compared with $2.0 billion for the same period in 2021. Revenue included fuel surcharge revenue of $291 million and $164 million, respectively, for the second quarters of 2022 and 2021, and $498 million and $299 million, respectively, for the first six months of 2022 and 2021.
We evaluate the revenue performance of our LTL business using several commonly used metrics, including volume (weight per day in pounds) and yield, which is a commonly used measure of LTL pricing trends. We measure yield using gross revenue per hundredweight, excluding fuel surcharges. Impacts on yield can include weight per shipment and length of haul, among other factors. The following table summarizes our key revenue metrics:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change %	2022	2021	Change %
Pounds per day (thousands)	72,333	76,520	(5.5)%	71,250	73,636	(3.2)%
Gross revenue per hundredweight, excluding fuel surcharges	$21.34	$19.29	10.6%	$21.05	$19.20	9.6%
The year-over-year increases in revenue for both the second quarter and first six months of 2022 reflect an increase in gross revenue per hundredweight. The decrease in weight per day for the second quarter and first six months reflects lower shipments per day. The impact of lower shipments per day in the first six months of 2022 was partially offset by higher weight per shipment.
Adjusted EBITDA was $294 million, or 23.7% of revenue, for the second quarter of 2022, compared with $258 million, or 23.9% of revenue, for the same quarter in 2021. Adjusted EBITDA was $499 million, or 21.3% of revenue, for the first six months of 2022, compared with $472 million, or 23.1% of revenue, for the same period in 2021. Adjusted EBITDA for the second quarter and first six months of 2021 included $5 million and $22 million of gains from real estate transactions, respectively. There were no gains from real estate transactions in the second quarter and first six months of 2022. Additionally, adjusted EBITDA in both periods of 2022 reflects higher revenue, partially offset by increased fuel and compensation costs and purchased transportation costs from higher highway subservice costs per mile.

Brokerage and Other Services Segment

	Three Months Ended June 30,		Percent of Revenue		Change	Six Months Ended June 30,		Percent of Revenue		Change
(Dollars in millions)	2022	2021	2022	2021	2022 vs. 2021	2022	2021	2022	2021	2022 vs. 2021
Revenue	$2,067	$2,161	100.0%	100.0%	(4.3)%	$4,499	$4,232	100.0%	100.0%	6.3%
Adjusted EBITDA	152	130	7.4%	6.0%	16.9%	316	255	7.0%	6.0%	23.9%
Depreciation and amortization expense	54	60	2.6%	2.8%	(10.0)%	114	120	2.5%	2.8%	(5.0)%
Revenue in our Brokerage and Other Services segment decreased 4.3% to $2.1 billion for the second quarter of 2022, compared with $2.2 billion for the same quarter in 2021. The decrease in revenue was due to the sale of our North American intermodal operation in March 2022, which impacted revenue by approximately 12.3 percentage points. Revenue in the second quarter of 2022 benefited from an increase in North American truck brokerage loads, facilitated by our digital platform, as well as strong pricing across the segment. Foreign currency movement reduced revenue by approximately 3.4 percentage points in the second quarter of 2022.
Revenue increased 6.3% to $4.5 billion for the first six months of 2022, compared with $4.2 billion for the same period in 2021. Revenue in the first six months of 2022 compared to the same period in 2021 benefited from an increase in North American truck brokerage loads, as well as strong pricing across the segment. The increase was partially offset by the sale of our intermodal operation, which reduced revenue growth by approximately 4.1 percentage points in the first six months of 2022. Foreign currency movement reduced revenue by approximately 2.6 percentage points in the first six months of 2022.
Adjusted EBITDA was $152 million, or 7.4% of revenue, for the second quarter of 2022, compared with $130 million, or 6.0% of revenue, for the same quarter in 2021. Adjusted EBITDA was $316 million, or 7.0% of revenue, for the first six months of 2022, compared with $255 million, or 6.0% of revenue, for the same period in 2021. The increases were primarily driven by higher revenue in North American truck brokerage and other brokerage services, partially offset by higher third-party transportation and compensation costs and by the sale of our intermodal operation.
Liquidity and Capital Resources
Our cash and cash equivalents balance was $436 million as of June 30, 2022, compared to $260 million as of December 31, 2021. Our principal existing sources of cash are: (i) cash generated from operations; (ii) borrowings available under our Second Amended and Restated Revolving Loan Credit Agreement, as amended (the “ABL Facility”); (iii) proceeds from the issuance of other debt; and (iv) proceeds from divestiture activities. As of June 30, 2022, we have $995 million available to draw under our ABL Facility, based on a borrowing base of $1 billion and outstanding letters of credit of $5 million. Additionally, we have a $200 million uncommitted secured evergreen letter of credit facility, under which we had issued $185 million in aggregate face amount of letters of credit as of June 30, 2022.
As of June 30, 2022, we had approximately $1.4 billion of total liquidity. We continually evaluate our liquidity requirements in light of our operating needs, growth initiatives and capital resources. We believe that our existing liquidity and sources of capital are sufficient to support our operations over the next 12 months.
Trade Receivables Securitization and Factoring Programs
We sell certain of our trade accounts receivable on a non-recourse basis to third-party financial institutions under factoring agreements. We also sell trade accounts receivable under our securitization program co-arranged by two banks (the “Purchasers”). We use trade receivables securitization and factoring programs to help manage our cash flows and offset the impact of extended payment terms for some of our customers. For more information, see Note 1—Organization, Description of Business and Basis of Presentation to our Condensed Consolidated Financial Statements.
The maximum amount of net cash proceeds available at any one time under our securitization program, inclusive of any unsecured borrowings, is €200 million (approximately $210 million as of June 30, 2022). As of June 30, 2022, less than €1 million (less than $1 million) was available under the program, subject to having sufficient receivables available to sell and with consideration to amounts previously sold.
Under the program, we service the receivables we sell on behalf of the Purchasers, which gives us visibility into the timing of customer payments. The benefit to our cash flow includes the difference between the cash consideration and the amount we collected as a servicer on behalf of the Purchasers. In the first six months of 2022 and 2021, we collected cash as servicer of $885 million and $753 million, respectively.
Term Loan Facilities
In the first quarter of 2021, we amended our Term Loan Credit Agreement and recorded a debt extinguishment loss of $3 million in the first six months of 2021.
Senior Notes Due 2025
In April 2022, we redeemed $630 million of the then $1.15 billion outstanding principal amount of our 6.25% senior notes due 2025. The redemption price for the notes was 100% of the principal amount plus a premium, as defined in the indenture, of approximately $21 million and accrued and unpaid interest. We paid for the redemption using available liquidity. We recorded a debt extinguishment loss of $26 million in the second quarter of 2022 due to this redemption.
Senior Notes Due 2022
In January 2021, we redeemed our outstanding 6.50% senior notes due 2022. The redemption price for the notes was 100% of the principal amount, plus accrued and unpaid interest. We paid for the redemption with available cash. We recorded a debt extinguishment loss of $5 million in the first six months of 2021 due to this redemption.
Preferred Stock and Warrant Exchanges
Commencing in the fourth quarter of 2020, holders of our convertible preferred stock and warrants exchanged their holdings for our common stock or a combination of our common stock and cash. These exchanges were intended to simplify our equity capital structure, including in contemplation of the spin-off of our logistics segment. In the first quarter of 2021, 975 preferred shares were exchanged, and we issued approximately 139 thousand shares of common stock. In the second quarter of 2021, the remaining 40 preferred shares were exchanged, and we issued 5,714 shares of common stock. With respect to the warrants, in the first quarter of 2021, 9.8 million warrants were exchanged, and we issued 9.2 million shares of common stock. Subsequent to the exchange in the second quarter of 2021, there are no shares of preferred stock or warrants outstanding.
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
There have been no share repurchases since the first quarter of 2020. Our remaining share repurchase authorization was $503 million as of June 30, 2022.
Loan Covenants and Compliance
As of June 30, 2022, we were in compliance with the covenants and other provisions of our debt agreements. Any failure to comply with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.

Sources and Uses of Cash

	Six Months Ended June 30,
(In millions)	2022	2021
Net cash provided by operating activities from continuing operations	$399	$308
Net cash provided by (used in) investing activities from continuing operations	464	(75)
Net cash used in financing activities from continuing operations	(673)	(1,489)
During the six months ended June 30, 2022, we: (i) generated cash from operating activities from continuing operations of $399 million; and (ii) generated net proceeds from the sale of our North American intermodal operation of $705 million. We used cash during this period primarily to: (i) purchase property and equipment of $267 million; and (ii) redeem a portion of our senior notes due 2025 for $651 million.
During the six months ended June 30, 2021, we: (i) generated cash from operating activities from continuing operations of $308 million; and (ii) generated proceeds from sales of property and equipment of $60 million. We used cash during this period primarily to: (i) purchase property and equipment of $135 million; (ii) redeem our senior notes due 2022 for $1.2 billion; and (iii) repay our ABL Facility borrowings of $200 million.
Cash flows from operating activities from continuing operations for the six months ended June 30, 2022 increased by $91 million, compared with the same period in 2021. The increase reflects higher income from continuing operations of $455 million for the six months ended June 30, 2022, compared with the same period in 2021, and the impact of operating assets and liabilities utilizing $102 million of cash in the first six months of 2022, compared with utilizing $129 million during the same period in 2021. Partially offsetting these impacts was a $434 million gain on sale of business recognized during the six months ended June 30, 2022. Within operating assets and liabilities, accounts payable generated $184 million more cash while accounts receivable utilized $159 million more cash in the first six months of 2022, compared with the same period in 2021, as a result of higher revenues and timing of payments in the 2022 period.
Investing activities from continuing operations generated $464 million of cash in the six months ended June 30, 2022 and used $75 million of cash in the six months ended June 30, 2021. During the six months ended June 30, 2022, we received $705 million of cash from the sale of our intermodal operation, net of cash disposed, and used $267 million to purchase property and equipment. During the six months ended June 30, 2021, we used $135 million of cash to purchase property and equipment and received $60 million from sales of property and equipment.
Financing activities from continuing operations used $673 million of cash in the six months ended June 30, 2022 and $1.5 billion of cash in the six months ended June 30, 2021. The primary uses of cash from financing activities during the first six months of 2022 were $651 million used to redeem a portion of the senior notes due 2025 and $32 million used to repay borrowings. The primary uses of cash from financing activities during the six months ended June 30, 2021 were $1.2 billion used to redeem the senior notes due 2022, $200 million used to repay borrowings under our ABL Facility and $43 million used to repay our debt and finance leases.
Except for the redemption of a portion of our senior notes due 2025 as described above, there were no material changes to our December 31, 2021 contractual obligations during the six months ended June 30, 2022. We anticipate full year net capital expenditures to be between $425 million and $475 million in 2022 (without giving effect to the planned spin-off and divestiture of our European business).
New Accounting Standards
Information related to new accounting standards is included in Note 1—Organization, Description of Business and Basis of Presentation to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and commodity prices. There have been no material changes to our quantitative and qualitative disclosures about market risk related to our continuing operations during the six months ended June 30, 2022, as compared with the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 4. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2022. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2022, such that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries; and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II—Other Information
Item 1. Legal Proceedings.
For information related to our legal proceedings, refer to “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and Note 11—Commitments and Contingencies of Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
There are no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, except as disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

10.1+
Amendment No. 3 to the XPO Logistics, Inc. 2016 Omnibus Incentive Compensation (incorporated herein by reference to Annex B to the registrant’s definitive proxy statement on Schedule 14A filed with the SEC on April 18, 2022).

10.2
Amendment No. 7 to Senior Secured Term Loan Credit Agreement, dated June 10, 2022, by and among the registrant and certain subsidiaries signatory thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 13, 2022).

31.1 *
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022.

31.2 *
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022.

32.1 **
Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022.

32.2 **
Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022.

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
Date: August 8, 2022