Form 10-Q
period 2022-09-30
XPO Logistics, Inc.
filed 2022-11-02
CIK 1166003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
Form 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 26, 2022, there were 115,162,555 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

XPO Logistics, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2022

Part I—Financial Information
Item 1. Financial Statements.
XPO Logistics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(In millions, except per share data)	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$544	$260
Accounts receivable, net of allowances of $51 and $47, respectively	2,013	2,105
Other current assets	257	286
Current assets of discontinued operations	17	26
Total current assets	2,831	2,677
Long-term assets
Property and equipment, net of $1,848 and $1,828 in accumulated depreciation, respectively	1,828	1,808
Operating lease assets	816	908
Goodwill	2,229	2,479
Identifiable intangible assets, net of $598 and $612 in accumulated amortization, respectively	496	580
Other long-term assets	303	255
Total long-term assets	5,672	6,030
Total assets	$8,503	$8,707
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,022	$1,110
Accrued expenses	1,087	1,107
Short-term borrowings and current maturities of long-term debt	60	58
Short-term operating lease liabilities	145	170
Other current liabilities	111	69
Current liabilities of discontinued operations	17	24
Total current liabilities	2,442	2,538
Long-term liabilities
Long-term debt	2,848	3,514
Deferred tax liability	334	316
Employee benefit obligations	116	122
Long-term operating lease liabilities	671	752
Other long-term liabilities	306	327
Total long-term liabilities	4,275	5,031
Stockholders’ equity
Common stock, $0.001 par value; 300 shares authorized; 115 shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	1,195	1,179
Retained earnings	803	43
Accumulated other comprehensive loss	(212)	(84)
Total equity	1,786	1,138
Total liabilities and equity	$8,503	$8,707
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2022	2021	2022	2021
Revenue	$3,042	$3,270	$9,747	$9,445
Cost of transportation and services (exclusive of depreciation and amortization)	2,044	2,306	6,634	6,545
Direct operating expense (exclusive of depreciation and amortization)	363	366	1,113	1,058
Sales, general and administrative expense	298	339	966	1,001
Depreciation and amortization expense	118	118	349	357
Gain on sale of business	—	—	(434)	—
Transaction and integration costs	25	15	60	26
Restructuring costs	9	14	19	16
Operating income	185	112	1,040	442
Other income	(15)	(19)	(44)	(45)
Debt extinguishment loss	—	46	26	54
Interest expense	35	53	103	176
Income from continuing operations before income tax provision	165	32	955	257
Income tax provision	34	11	194	60
Income from continuing operations	131	21	761	197
Income (loss) from discontinued operations, net of taxes	—	(78)	(1)	22
Net income (loss)	131	(57)	760	219
Net income from discontinued operations attributable to noncontrolling interests	—	—	—	(5)
Net income (loss) attributable to XPO	$131	$(57)	$760	$214

Net income (loss) attributable to common shareholders
Continuing operations	$131	$21	$761	$197
Discontinued operations	—	(78)	(1)	17
Net income (loss) attributable to common shareholders	$131	$(57)	$760	$214

Earnings (loss) per share data
Basic earnings per share from continuing operations	$1.14	$0.19	$6.62	$1.78
Basic earnings (loss) per share from discontinued operations	—	(0.69)	(0.01)	0.15
Basic earnings (loss) per share attributable to common shareholders	$1.14	$(0.50)	$6.61	$1.93
Diluted earnings per share from continuing operations	$1.13	$0.19	$6.58	$1.73
Diluted earnings (loss) per share from discontinued operations	—	(0.68)	(0.01)	0.14
Diluted earnings (loss) per share attributable to common shareholders	$1.13	$(0.49)	$6.57	$1.87

Weighted-average common shares outstanding
Basic weighted-average common shares outstanding	115	115	115	111
Diluted weighted-average common shares outstanding	116	116	116	114
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Net income (loss)	$131	$(57)	$760	$219

Other comprehensive loss, net of tax
Foreign currency translation loss, net of tax effect of $(7), $7, $(18) and $4	$(60)	$(47)	$(132)	$(74)
Unrealized gain (loss) on financial assets/liabilities designated as hedging instruments, net of tax effect of $—, $1, $(1) and $1	—	(3)	4	(3)
Defined benefit plans adjustments, net of tax effect of $—, $(9), $— and $(9)	—	28	—	28
Other comprehensive loss	(60)	(22)	(128)	(49)
Comprehensive income (loss)	$71	$(79)	$632	$170
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	3
Comprehensive income (loss) attributable to XPO	$71	$(79)	$632	$167
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2022	2021
Cash flows from operating activities of continuing operations
Net income	$760	$219
Income (loss) from discontinued operations, net of taxes	(1)	22
Income from continuing operations	761	197
Adjustments to reconcile income from continuing operations to net cash from operating activities
Depreciation, amortization and net lease activity	349	357
Stock compensation expense	26	29
Accretion of debt	12	15
Deferred tax expense	10	5
Debt extinguishment loss	26	54
Gain on sale of business	(434)	—
Gains on sales of property and equipment	(4)	(36)
Other	29	5
Changes in assets and liabilities
Accounts receivable	(245)	(371)
Other assets	30	(1)
Accounts payable	76	133
Accrued expenses and other liabilities	28	171
Net cash provided by operating activities from continuing operations	664	558
Cash flows from investing activities of continuing operations
Proceeds from sale of business	705	—
Payment for purchases of property and equipment	(394)	(212)
Proceeds from sale of property and equipment	11	72
Proceeds from settlement of cross currency swaps	29	—
Other	—	(3)
Net cash provided by (used in) investing activities from continuing operations	351	(143)
Cash flows from financing activities of continuing operations
Repayment of borrowings related to securitization program	—	(24)
Repurchase of debt	(651)	(2,769)
Proceeds from borrowings on ABL facility	275	—
Repayment of borrowings on ABL facility	(275)	(200)
Repayment of debt and finance leases	(47)	(63)
Payment for debt issuance costs	—	(5)
Issuance of common stock	—	384
Change in bank overdrafts	6	33
Payment for tax withholdings for restricted shares	(13)	(25)
Distribution from GXO	—	794
Other	(1)	(5)
Net cash used in financing activities from continuing operations	(706)	(1,880)

	Nine Months Ended September 30,
(In millions)	2022	2021
Cash flows from discontinued operations
Operating activities of discontinued operations	(5)	68
Investing activities of discontinued operations	2	(95)
Financing activities of discontinued operations	—	(302)
Net cash used in discontinued operations	(3)	(329)
Effect of exchange rates on cash, cash equivalents and restricted cash	(25)	(7)
Net increase (decrease) in cash, cash equivalents and restricted cash	281	(1,801)
Cash, cash equivalents and restricted cash, beginning of period	273	2,065
Cash, cash equivalents and restricted cash, end of period	554	264
Less: Cash, cash equivalents and restricted cash of discontinued operations, end of period	—	—
Cash, cash equivalents and restricted cash of continued operations, end of period	$554	$264
Supplemental disclosure of cash flow information
Leased assets obtained in exchange for new operating lease liabilities	$165	$140
Leased assets obtained in exchange for new finance lease liabilities	19	54
Cash paid for interest	94	195
Cash paid for income taxes	131	74
See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Series A Preferred Stock		Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total XPO Stockholders' Equity	Non-controlling Interests	Total Equity
Balance as of June 30, 2022	—	$—	115,033	$—	$1,187	$672	$(152)	$1,707	$—	$1,707
Net income	—	—	—	—	—	131	—	131	—	131
Other comprehensive loss	—	—	—	—	—	—	(60)	(60)	—	(60)
Exercise and vesting of stock compensation awards	—	—	19	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	8	—	—	8	—	8
Balance as of September 30, 2022	—	$—	115,052	$—	$1,195	$803	$(212)	$1,786	$—	$1,786

	Series A Preferred Stock		Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total XPO Stockholders' Equity	Non-controlling Interests	Total Equity
Balance as of December 31, 2021	—	$—	114,737	$—	$1,179	$43	$(84)	$1,138	$—	$1,138
Net income	—	—	—	—	—	760	—	760	—	760
Other comprehensive loss	—	—	—	—	—	—	(128)	(128)	—	(128)
Exercise and vesting of stock compensation awards	—	—	315	—	—	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	—	—	(13)	—	—	(13)	—	(13)
Stock compensation expense	—	—	—	—	26	—	—	26	—	26
Other	—	—	—	—	3	—	—	3	—	3
Balance as of September 30, 2022	—	$—	115,052	$—	$1,195	$803	$(212)	$1,786	$—	$1,786

XPO Logistics, Inc.
Condensed Consolidated Statements of Changes in Equity (continued)
(Unaudited)

	Series A Preferred Stock		Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total XPO Stockholders' Equity	Non-controlling Interests	Total Equity
Balance as of June 30, 2021	—	$—	111,726	$—	$1,971	$1,139	$(183)	$2,927	$40	$2,967
Net loss	—	—	—	—	—	(57)	—	(57)	—	(57)
Other comprehensive loss	—	—	—	—	—	—	(22)	(22)	—	(22)
Spin-off of GXO	—	—	—	—	(1,199)	(1,161)	126	(2,234)	(40)	(2,274)
Exercise and vesting of stock compensation awards	—	—	72	—	2	—	—	2	—	2
Tax withholdings related to vesting of stock compensation awards	—	—	—	—	(3)	—	—	(3)	—	(3)
Issuance of common stock	—	—	2,875	—	384	—	—	384	—	384
Stock compensation expense	—	—	—	—	19	—	—	19	—	19
Balance as of September 30, 2021	—	$—	114,673	$—	$1,174	$(79)	$(79)	$1,016	$—	$1,016

	Series A Preferred Stock		Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total XPO Stockholders' Equity	Non-controlling Interests	Total Equity
Balance as of December 31, 2020	1	$1	102,052	$—	$1,998	$868	$(158)	$2,709	$140	$2,849
Net income	—	—	—	—	—	214	—	214	5	219
Other comprehensive loss	—	—	—	—	—	—	(47)	(47)	(2)	(49)
Spin-off of GXO	—	—	—	—	(1,199)	(1,161)	126	(2,234)	(40)	(2,274)
Exercise and vesting of stock compensation awards	—	—	386	—	2	—	—	2	—	2
Tax withholdings related to vesting of stock compensation awards	—	—	—	—	(25)	—	—	(25)	—	(25)
Issuance of common stock	—	—	2,875	—	384	—	—	384	—	384
Conversion of preferred stock to common stock	(1)	(1)	145	—	1	—	—	—	—	—
Purchase of noncontrolling interests	—	—	—	—	(34)	—	—	(34)	(100)	(134)
Dividend declared	—	—	—	—	—	—	—	—	(3)	(3)
Exercise of warrants	—	—	9,215	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	44	—	—	44	—	44
Other	—	—	—	—	3	—	—	3	—	3
Balance as of September 30, 2021	—	$—	114,673	$—	$1,174	$(79)	$(79)	$1,016	$—	$1,016

See accompanying notes to condensed consolidated financial statements.

XPO Logistics, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization, Description of Business and Basis of Presentation
XPO Logistics, Inc., together with its subsidiaries (“XPO” or “we”), is a leading provider of freight transportation services. We use our proprietary technology to move goods efficiently through our customers’ supply chains; in North America, we achieved this primarily by providing less-than-truckload (“LTL”) and truck brokerage services. See Note 4—Segment Reporting for additional information on our operations.
2022 Strategic Plan
On March 8, 2022, we announced that our Board of Directors approved a strategic plan to pursue the spin-off of our tech-enabled brokered transportation platform as a publicly traded company, which we completed in November 2022. In addition, our Board of Directors authorized the planned divestitures of our North American intermodal operation, which we sold in March 2022, and our European business, which we intend to divest. For further information on the sale of intermodal, see Note 3—Divestiture. There can be no assurance that the divestiture of our European business will occur, or of the terms or timing of a transaction.
RXO Spin-Off
We completed the spin-off of our tech-enabled brokered transportation platform on November 1, 2022, which created a new public company, RXO, Inc. (“RXO”), comprised of our former services for truck brokerage, managed transportation, last mile and freight forwarding. The transaction is intended to be tax-free to XPO and our shareholders for U.S. federal income tax purposes. The spin-off was accomplished by the distribution of 100% of the outstanding common stock of RXO to XPO shareholders, creating a new, independent public company that began trading under the symbol “RXO” on the New York Stock Exchange. XPO shareholders received one share of RXO common stock for every share of XPO common stock held at the close of business on October 20, 2022, the record date for the distribution. XPO does not beneficially own any shares of RXO’s common stock following the spin-off. The historical results of operations and the financial position of RXO are included in the condensed consolidated financial statements in this Form 10-Q. The RXO businesses will not be consolidated in our reporting from November 1, 2022 forward, and such businesses will be reflected as discontinued operations in all periods prior to the spin-off.
In connection with the spin-off, we have entered into a separation and distribution agreement as well as various other agreements with RXO that provide a framework for the relationships between the parties going forward, including, among others, an employee matters agreement, a tax matters agreement, an intellectual property license agreement and a transition services agreement, through which XPO will provide certain services to RXO.
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
The Condensed Consolidated Financial Statements are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair presentation of the financial condition, operating results and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Restricted Cash
As of September 30, 2022 and December 31, 2021, our restricted cash included in Other long-term assets on our Condensed Consolidated Balance Sheets was $10 million.
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
The maximum amount of net cash proceeds available at any one time under our securitization program, inclusive of any unsecured borrowings, is €200 million (approximately $196 million as of September 30, 2022). As of September 30, 2022, €6 million (approximately $6 million) was available under the program, subject to having sufficient receivables available to sell and with consideration to amounts previously sold. The weighted average interest rate was 1.16% as of September 30, 2022. Charges for commitment fees, which are based on a percentage of available amounts, and charges for administrative fees were not material to our results of operations for the three and nine months ended September 30, 2022 and 2021.
Information related to the trade receivables sold was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Securitization programs
Receivables sold in period	$418	$504	$1,323	$1,259
Cash consideration	418	504	1,323	1,259

Factoring programs
Receivables sold in period	42	17	102	46
Cash consideration	42	17	102	46
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
We base our fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and current maturities of long-term debt approximated their fair values as of September 30, 2022 and December 31, 2021 due to their short-term nature and/or being receivable or payable on demand. The Level 1 cash equivalents include money market funds valued using quoted prices in active markets and a cash deposit for the securitization program. For information on the fair value hierarchy of our derivative instruments, see Note 7—Derivative Instruments; and for further information on financial liabilities, see Note 8—Debt.

The fair value hierarchy of cash equivalents was as follows:

(In millions)	Carrying Value	Fair Value	Level 1
September 30, 2022	$502	$502	$502
December 31, 2021	181	181	181
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
Accounting Pronouncement Issued but Not Yet Effective
In September 2022, the FASB issued ASU 2022-04, “Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” The ASU increases the transparency surrounding supplier finance programs by requiring the buyer to disclose information on an annual basis about the key terms of the program, the outstanding obligation amounts as of the end of the period, a rollforward of such amounts, and the balance sheet presentation of the related amounts. Additionally, the obligation amount outstanding at the end of the period must be disclosed in interim periods. The amendments are effective for fiscal years beginning after December 15, 2022 except for the requirement to disclose the rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. We are currently evaluating the impact of the new guidance, which is limited to financial statement disclosures.
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
2. Discontinued Operations
On August 2, 2021, we completed the spin-off of our logistics segment as GXO Logistics, Inc. (“GXO”). In connection with the spin-off, we received a cash distribution of $794 million, which we used to repay a portion of our outstanding borrowings. The historical results of our logistics segment are presented as discontinued operations in our Condensed Consolidated Financial Statements.

The following table summarizes the financial results from discontinued operations of GXO:

	Three Months Ended September 30,	Nine Months Ended September 30,
(In millions)	2021	2021
Revenue	$651	$4,350
Direct operating expense (exclusive of depreciation and amortization)	544	3,614
Sales, general and administrative expense	53	363
Depreciation and amortization expense	26	185
Transaction and other operating costs	59	101
Operating income (loss)	(31)	87
Other income	(4)	(27)
Interest expense	3	12
Income (loss) from discontinued operations before income tax provision	(30)	102
Income tax provision	48	80
Net income (loss) from discontinued operations, net of taxes	(78)	22
Net income from discontinued operations attributable to noncontrolling interests	—	(5)
Net income (loss) from discontinued operations attributable to GXO	$(78)	$17
No costs related to the GXO spin-off were incurred for the three months ended September 30, 2022. For the nine months ended September 30, 2022, we incurred costs of approximately $4 million related to the GXO spin-off. For the three and nine months ended September 30, 2021, we incurred costs of approximately $68 million and $111 million, respectively, related to the GXO spin-off, of which $57 million and $96 million, respectively, are reflected within income (loss) from discontinued operations in our Condensed Consolidated Statements of Income (Loss).
In accordance with a separation and distribution agreement, GXO has agreed to indemnify XPO for payments XPO makes with respect to certain self-insurance matters that were incurred by the logistics segment prior to the spin-off and remain obligations of XPO. The receivable and accrued expense for these matters was approximately $17 million each as of September 30, 2022 and approximately $23 million and $21 million, respectively, as of December 31, 2021.
3. Divestiture
In March 2022, we sold intermodal for cash proceeds of approximately $705 million, net of cash disposed and subject to customary post-closing working capital adjustments that remain ongoing. We recorded a $450 million pre-tax gain on the sale, net of transaction costs, during the first quarter of 2022. During the second quarter of 2022, we recognized a working capital adjustment of $16 million, which reduced the gain initially recognized in the first quarter of 2022. We agreed to provide certain specified customary transition services for a period not exceeding 12 months from the sale. Intermodal generated revenue of $1.2 billion ($1.1 billion excluding intercompany transactions) and operating income of approximately $53 million for the year ended December 31, 2021. Intermodal was included in our Brokerage and Other Services segment through the date of the sale.
In conjunction with the RXO spin-off, and effective in the fourth quarter of 2022, the results of intermodal qualify to be accounted for as a discontinued operation because the sale was part of one strategic plan of disposal, and all periods prior to the date of the spin-off will be reflected as a discontinued operation.

4. Segment Reporting
Effective through September 30, 2022, we are organized into two reportable segments: (i) North American LTL; and (ii) Brokerage and Other Services.
In our asset-based North American LTL segment, we provide our customers with geographic density and day-definite regional, national and cross-border LTL freight services.
In our asset-light Brokerage and Other Services segment, our core truck brokerage business places shippers’ freight with qualified independent carriers using our XPO Connect® technology platform. Truck brokerage is the largest component of the segment, which also includes complementary brokered transportation services for managed transportation, last mile and freight forwarding. In addition, our European business is reported in this segment, and intermodal was included in the segment through its date of sale in March 2022.
Some of our operating units provide services to our other operating units outside of their reportable segment. Billings for such services are based on negotiated rates and are reflected as revenues of the billing segment. We adjust these rates from time to time based on market conditions. We eliminate intersegment revenues and expenses in our consolidated results.
Corporate includes corporate headquarters costs for executive officers and certain legal and financial functions, and other costs and credits not attributed to our operating segments.
Our chief operating decision maker (“CODM”) regularly reviews financial information at the operating segment level to allocate resources to the segments and to assess their performance. We include items directly attributable to a segment, and those that can be allocated on a reasonable basis, in segment results reported to the CODM. We do not provide asset information by segment to the CODM. Our CODM evaluates segment profit (loss) based on adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”), which we define as net income from continuing operations attributable to common shareholders before debt extinguishment loss, interest expense, income tax, depreciation and amortization expense, gain on sale of business, litigation settlements for significant matters, transaction and integration costs, restructuring costs and other adjustments.

Selected financial data for our segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Revenue
North American LTL	$1,204	$1,071	$3,548	$3,114
Brokerage and Other Services	1,921	2,261	6,420	6,493
Eliminations	(83)	(62)	(221)	(162)
Total	$3,042	$3,270	$9,747	$9,445

Adjusted EBITDA
North American LTL	$258	$222	$757	$694
Brokerage and Other Services	123	131	439	386
Corporate	(29)	(46)	(118)	(164)
Total adjusted EBITDA	352	307	1,078	916
Less:
Debt extinguishment loss	—	46	26	54
Interest expense	35	53	103	176
Income tax provision	34	11	194	60
Depreciation and amortization expense	118	118	349	357
Unrealized loss on foreign currency option and forward contracts	—	—	—	1
Gain on sale of business	—	—	(434)	—
Litigation settlements	—	29	—	29
Transaction and integration costs (1)	25	15	60	26
Restructuring costs (2)	9	14	19	16
Net income from continuing operations attributable to common shareholders	$131	$21	$761	$197

Depreciation and amortization expense
North American LTL	$60	$57	$175	$169
Brokerage and Other Services	54	60	168	180
Corporate	4	1	6	8
Total	$118	$118	$349	$357
(1)    Transaction and integration costs for the periods ended September 30, 2022 and 2021 are primarily comprised of third-party professional fees related to strategic initiatives, including the spin-offs and other divestment activities, as well as retention awards paid to certain employees. Transaction and integration costs for the three months ended September 30, 2022 and 2021 include $— million and $1 million, respectively, related to our North American LTL segment, $3 million and $5 million, respectively, related to our Brokerage and Other Services segment and $22 million and $9 million, respectively, related to Corporate. Transaction and integration costs for the nine months ended September 30, 2022 and 2021 include $2 million and $1 million, respectively, related to our North American LTL segment, $6 million and $8 million, respectively, related to our Brokerage and Other Services segment and $52 million and $17 million, respectively, related to Corporate.
(2)    See Note 6— Restructuring Charges for further information on our restructuring actions.
In connection with the RXO spin-off, and effective in the fourth quarter of 2022, we will revise our reportable segments to reflect our new internal organization.

5. Revenue Recognition
Disaggregation of Revenues
We disaggregate our revenue by geographic area and service offering. Our revenue disaggregated by geographical area, based on sales office location, was as follows:

	Three Months Ended September 30, 2022
(In millions)	North American LTL	Brokerage and Other Services	Eliminations	Total
Revenue
United States	$1,178	$1,079	$(83)	$2,174
North America (excluding United States)	26	90	—	116
France	—	313	—	313
United Kingdom	—	217	—	217
Europe (excluding France and United Kingdom)	—	212	—	212
Other	—	10	—	10
Total	$1,204	$1,921	$(83)	$3,042

	Three Months Ended September 30, 2021
(In millions)	North American LTL	Brokerage and Other Services	Eliminations	Total
Revenue
United States	$1,049	$1,384	$(62)	$2,371
North America (excluding United States)	22	73	—	95
France	—	330	—	330
United Kingdom	—	224	—	224
Europe (excluding France and United Kingdom)	—	199	—	199
Other	—	51	—	51
Total	$1,071	$2,261	$(62)	$3,270

	Nine Months Ended September 30, 2022
(In millions)	North American LTL	Brokerage and Other Services	Eliminations	Total
Revenue
United States	$3,472	$3,739	$(221)	$6,990
North America (excluding United States)	76	293	—	369
France	—	1,017	—	1,017
United Kingdom	—	666	—	666
Europe (excluding France and United Kingdom)	—	653	—	653
Other	—	52	—	52
Total	$3,548	$6,420	$(221)	$9,747

	Nine Months Ended September 30, 2021
(In millions)	North American LTL	Brokerage and Other Services	Eliminations	Total
Revenue
United States	$3,046	$3,881	$(162)	$6,765
North America (excluding United States)	68	212	—	280
France	—	1,024	—	1,024
United Kingdom	—	655	—	655
Europe (excluding France and United Kingdom)	—	627	—	627
Other	—	94	—	94
Total	$3,114	$6,493	$(162)	$9,445
Our revenue disaggregated by service offering was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
North America
LTL (1)	$1,250	$1,091	$3,658	$3,165
Truck brokerage	686	700	2,265	1,903
Last mile	264	250	784	765
Other brokerage (2)	186	547	936	1,486
Total North America	2,386	2,588	7,643	7,319
Europe	741	757	2,335	2,311
Eliminations	(85)	(75)	(231)	(185)
Total	$3,042	$3,270	$9,747	$9,445
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
Performance Obligations
Remaining performance obligations represent firm contracts for which services have not been performed and future revenue recognition is expected. As permitted in determining the remaining performance obligation, we omit obligations that: (i) have original expected durations of one year or less; or (ii) contain variable consideration. On September 30, 2022, the fixed consideration component of our remaining performance obligation was approximately $151 million, and we expect approximately 91% of that amount to be recognized over the next three years and the remainder thereafter. We estimate remaining performance obligations at a point in time; actual amounts may differ from these estimates due to changes in foreign currency exchange rates and contract revisions or terminations.
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

Our restructuring-related activity was as follows:

		Nine Months Ended September 30, 2022
(In millions)	Reserve Balance as of December 31, 2021	Charges Incurred	Payments	Foreign Exchange and Other	Reserve Balance as of September 30, 2022
Severance
North American LTL	$—	$2	$—	$—	$2
Brokerage and Other Services	6	6	(9)	(1)	2
Corporate	7	6	(6)	—	7
Total severance	13	14	(15)	(1)	11
Facilities
Brokerage and Other Services	2	1	(1)	—	2
Total facilities	2	1	(1)	—	2
Contract termination
North American LTL	—	3	(3)	—	—
Brokerage and Other Services	—	1	—	—	1
Total contract termination	—	4	(3)	—	1
Total	$15	$19	$(19)	$(1)	$14
We expect that the majority of the cash outlays related to the charges incurred in the first nine months of 2022 will be completed within 12 months.
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
The fair value of our derivative instruments and the related notional amounts were as follows:

	September 30, 2022
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges
Cross-currency swap agreements	$332	Other current assets	$18	Other current liabilities	$—
Cross-currency swap agreements	79	Other long-term assets	10	Other long-term liabilities	—
Interest rate swaps	2,003	Other current assets	6	Other current liabilities	—
Total			$34		$—

	December 31, 2021
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges
Cross-currency swap agreements	$362	Other current assets	$—	Other current liabilities	$(4)
Cross-currency swap agreements	110	Other long-term assets	—	Other long-term liabilities	—
Interest rate swaps	2,003	Other current assets	—	Other current liabilities	—
Total			$—		$(4)
The derivatives are classified as Level 2 within the fair value hierarchy. The derivatives are valued using inputs other than quoted prices, such as foreign exchange rates and yield curves.
The effect of derivative and nonderivative instruments designated as hedges on our Condensed Consolidated Statements of Income (Loss) was as follows:

	Amount of Gain Recognized in Other Comprehensive Loss on Derivatives		Amount of Gain Reclassified from AOCI into Net Income (Loss)		Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,
(In millions)	2022	2021	2022	2021	2022	2021
Derivatives designated as cash flow hedges
Cross-currency swap agreements	$—	$—	$—	$3	$—	$—
Derivatives designated as net investment hedges
Cross-currency swap agreements	25	41	—	—	1	1
Total	$25	$41	$—	$3	$1	$1

	Amount of Gain Recognized in Other Comprehensive Loss on Derivatives		Amount of Gain Reclassified from AOCI into Net Income		Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021	2022	2021
Derivatives designated as cash flow hedges
Cross-currency swap agreements	$—	$4	$—	$7	$—	$—
Interest rate swaps	5	—	—	—	—	—
Derivatives designated as net investment hedges
Cross-currency swap agreements	62	76	—	—	5	6
Total	$67	$80	$—	$7	$5	$6
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
During the first nine months of 2022, we received approximately $29 million related to the settlement of certain cross currency swaps that matured during the period. The fair value adjustments related to these swaps remain in AOCI and partially offset foreign currency translation adjustment losses on our net investments in foreign subsidiaries. The proceeds were included in Cash flows from investing activities of continuing operations on our Condensed Consolidated Statements of Cash Flows.
Prior to the spin-off of GXO in 2021, we held cross-currency swap agreements to manage the related foreign currency exposure from intercompany loans. We designated these cross-currency swaps as qualifying hedging instruments and accounted for them as cash flow hedges. Gains and losses resulting from the change in the fair value of the cross-currency swaps was initially recognized in AOCI and reclassified to Other income on our Condensed Consolidated Statements of Income (Loss) to offset the foreign exchange impact in earnings created by settling intercompany loans. Cash flows related to these cash flow hedges was included in Cash flows from operating activities of continuing operations on our Condensed Consolidated Statements of Cash Flows. These swaps were re-designated as net investment hedges in the third quarter of 2021.
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
8. Debt

	September 30, 2022		December 31, 2021
(In millions)	Principal Balance	Carrying Value	Principal Balance	Carrying Value
Term loan facility	$2,003	$1,978	$2,003	$1,977
6.25% senior notes due 2025	520	517	1,150	1,141
6.70% senior debentures due 2034	300	216	300	214
Finance leases, asset financing and other	197	197	240	240
Total debt	3,020	2,908	3,693	3,572
Short-term borrowings and current maturities of long-term debt	60	60	58	58
Long-term debt	$2,960	$2,848	$3,635	$3,514

The fair value of our debt and classification in the fair value hierarchy was as follows:

(In millions)	Fair Value	Level 1	Level 2
September 30, 2022	$2,944	$808	$2,136
December 31, 2021	3,811	1,571	2,240
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
ABL Facility
As of September 30, 2022, our borrowing base was $1 billion and our availability under our revolving loan credit agreement (the “ABL Facility”) was $996 million after considering outstanding letters of credit of $4 million. As of September 30, 2022, we were in compliance with the ABL Facility’s financial covenants. In connection with the spin-off, effective November 4, 2022, the commitments under the ABL Facility will automatically be reduced from $1 billion to $600 million with no further action by any of the parties thereto. Adjusting for this reduction of commitments and the borrowing base, our total liquidity of $1.5 billion as of September 30, 2022 would have been $1.0 billion.
Letters of Credit Facility
As of September 30, 2022, we had issued $185 million in aggregate face amount of letters of credit under our $200 million uncommitted secured evergreen letter of credit facility.
Term Loan Facility
In the first quarter of 2021, we amended our Term Loan Credit Agreement and recorded a debt extinguishment loss of $3 million in the first nine months of 2021. The interest rate on our term loan facility was 4.38% as of September 30, 2022.
Senior Notes Due 2025
In April 2022, we redeemed $630 million of the then $1.15 billion outstanding principal amount of our 6.25% senior notes due 2025 (“Senior Notes due 2025”). The redemption price for the notes was 100% of the principal amount plus a premium, as defined in the indenture, of approximately $21 million and accrued and unpaid interest. We paid for the redemption using available liquidity. We recorded a debt extinguishment loss of $26 million in the first nine months of 2022 due to this redemption. In October 2022, we commenced a tender offer to purchase for cash any and all of our outstanding Senior Notes due 2025. See Note 12—Subsequent Events for more information.
Senior Notes Due 2023 and 2024
In the third quarter of 2021, we redeemed our outstanding 6.125% senior notes due 2023 (“Senior Notes due 2023”) and our outstanding 6.75% senior notes due 2024 (“Senior Notes due 2024”). The redemption price for the Senior Notes due 2023 was 100.0% of the principal amount, plus accrued and unpaid interest and the redemption price for the Senior Notes due 2024 was 103.375% of the principle amount, plus accrued and unpaid interest. We paid for the redemption using approximately $794 million of cash received from GXO, proceeds from an equity offering described in Note 9—Stockholders’ Equity and available cash. We recorded debt extinguishment losses in the third quarter of 2021 of $3 million and $43 million related to the redemption of the Senior Notes due 2023 and Senior Notes due 2024, respectively.
Senior Notes Due 2022
In the first quarter of 2021, we redeemed our outstanding 6.50% senior notes due 2022. The redemption price for the notes was 100% of the principal amount, plus accrued and unpaid interest. We paid for the redemption with available cash. We recorded a debt extinguishment loss of $5 million in the first nine months of 2021 due to this redemption.

9. Stockholders’ Equity
Share Issuance
In July 2021, we completed a registered underwritten offering of 5.0 million shares of our common stock at a public offering price of $138.00 per share, plus an additional 750,000 shares of our common stock through an option granted to underwriters. Of the 5.0 million shares, we offered 2.5 million shares directly and 2.5 million shares were offered by Jacobs Private Equity, LLC (“JPE”), an entity controlled by the Company’s former chief executive officer and current executive chairman. The additional 750,000 purchased shares were also split equally between us and JPE. We received approximately $384 million of proceeds, net of fees and expenses, from the sale of the shares and used them to repay a portion of our outstanding borrowings and for general corporate purposes. XPO did not receive any proceeds from the sale of shares by JPE.
Series A Convertible Perpetual Preferred Stock and Warrants
Commencing in the fourth quarter of 2020, holders of our convertible preferred stock and warrants exchanged their holdings for our common stock or a combination of our common stock and cash. These exchanges were intended to simplify our equity capital structure, including in contemplation of the spin-off of our logistics segment. In the first quarter of 2021, 975 preferred shares were exchanged, and we issued approximately 139 thousand shares of common stock. In the second quarter of 2021, the remaining 40 preferred shares were exchanged, and we issued 5,714 shares of common stock. With respect to the warrants, in the first quarter of 2021, 9.8 million warrants were exchanged, and we issued 9.2 million shares of common stock. The warrants exchanged included holdings of JPE. Subsequent to the exchange in the second quarter of 2021, there are no shares of preferred stock or warrants outstanding.
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
There have been no share repurchases since the first quarter of 2020. Our remaining share repurchase authorization was $503 million as of September 30, 2022.

10. Earnings (Loss) per Share
The computations of basic and diluted earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2022	2021	2022	2021
Net income from continuing operations attributable to common shares	$131	$21	$761	$197
Net income (loss) from discontinued operations, net of amounts attributable to noncontrolling interest	—	(78)	(1)	17
Net income (loss) attributable to common shares, basic	$131	$(57)	$760	$214

Basic weighted-average common shares	115	115	115	111
Dilutive effect of stock-based awards and warrants	1	1	1	3
Diluted weighted-average common shares	116	116	116	114

Basic earnings from continuing operations per share	$1.14	$0.19	$6.62	$1.78
Basic earnings (loss) from discontinued operations per share	—	(0.69)	(0.01)	0.15
Basic earnings (loss) per share	$1.14	$(0.50)	$6.61	$1.93

Diluted earnings from continuing operations per share	$1.13	$0.19	$6.58	$1.73
Diluted earnings (loss) from discontinued operations per share	—	(0.68)	(0.01)	0.14
Diluted earnings (loss) per share	$1.13	$(0.49)	$6.57	$1.87
11. Commitments and Contingencies
We are involved, and expect to continue to be involved, in numerous proceedings arising out of the conduct of our business. These proceedings may include claims for property damage or personal injury incurred in connection with the transportation of freight, environmental liability, commercial disputes, insurance coverage disputes and employment-related claims, including claims involving asserted breaches of employee restrictive covenants.
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

As of October 31, 2022, the company’s last mile subsidiary was involved in several class action and collective action cases involving claims that the contract carriers with which it contracted for performance of delivery services, or their delivery workers, should be treated as employees, rather than independent contractors (“misclassification claims”). The misclassification claims pertained solely to the company’s last mile services, which operated as a wholly owned subsidiary of the company until the spin-off of RXO was completed. As of November 1, 2022, pursuant to the Separation and Distribution Agreement between the company and RXO, the liabilities of the company’s last mile subsidiary, including legal liabilities, if any, related to the misclassification claims, were spun-off as part of RXO. Pursuant to the Separation and Distribution Agreement, RXO has agreed to indemnify the company for certain matters relating to RXO, including indemnifying the company from and against any liabilities, damages, costs, or expenses incurred by the company arising out of or resulting from the misclassification claims described above.
Shareholder Litigation
On December 14, 2018, a putative class action captioned Labul v. XPO Logistics, Inc. et al. was filed in the U.S. District Court for the District of Connecticut against us and some of our current and former executives, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 thereunder, and Section 20(a) of the Exchange Act. On March 19, 2021, the Court dismissed the complaint with prejudice, and on June 30, 2022, the U.S. Court of Appeals for the Second Circuit affirmed the dismissal. The case is now concluded.
Also, on May 13, 2019, Adriana Jez filed a purported shareholder derivative action captioned Jez v. Jacobs, et al., (the “Jez complaint”) in the U.S. District Court for the District of Delaware, alleging breaches of fiduciary duty, unjust enrichment, waste of corporate assets, and violations of the Exchange Act against some of our current and former directors and officers, with the company as a nominal defendant. The Jez complaint was later consolidated with similar derivative complaints. On July 26, 2022, the Court issued an order dismissing the consolidated derivative complaints with prejudice. The case is now concluded.
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

California Environmental Matters
In August 2022, the company received a letter from the San Bernardino County District Attorney’s Office, written in cooperation with certain other California District Attorneys and the Los Angeles City Attorney, notifying the company of an investigation into alleged violations with respect to underground storage tanks, hazardous materials, and hazardous waste in California, and offering a meeting. On October 20, 2022, the company met with the County Attorneys and the Los Angeles City Attorney. We are assessing the allegations and the underlying facts. No discussion of potential monetary sanctions or settlement amount has occurred to date, nor can we reasonably estimate potential costs at this time.
12. Subsequent Events
As described in Note 1—Organization, Description of Business and Basis of Presentation, on November 1, 2022, we completed the spin-off of our tech-enabled brokered transportation platform into an independent public company, RXO, in a transaction intended to be tax-free to XPO and our shareholders for U.S. federal income tax purposes.
RXO Debt
In preparation for the spin-off, in October 2022, a wholly-owned subsidiary of XPO that merged with and into RXO substantially concurrent with the consummation of the spin-off, completed an offering of $355 million aggregate principal amount of notes due 2027 (the “RXO Notes”). The RXO Notes bear interest at a rate of 7.50% per annum payable semiannually in cash in arrears on May 15 and November 15 of each year, beginning May 15, 2023, and mature on November 15, 2027. They were issued at an issue price of 98.962% of par.
In addition to the RXO Notes, RXO entered into a term loan facility that provides $100 million in aggregate principal amount of term loans (the “RXO Term Loan”) and a revolving credit facility that provides $500 million in aggregate commitments.
The net proceeds (including any interest thereon) from the issuance of the RXO Notes and incurrence of the RXO Term Loan, together with RXO’s cash and cash equivalents on hand, were used to fund a cash distribution of approximately $488 million to XPO in October 2022, which we intend to use to repay existing indebtedness and fund any related fees and expenses prior to the 12-month anniversary of the distribution. As the spin-off has been consummated, the RXO Notes, the RXO Term Loan and RXO’s revolving credit facility are direct obligations of RXO.
Debt Tender Offer
In October 2022, we commenced a tender offer to purchase for cash any and all of our outstanding Senior Notes due 2025, which had a principal balance outstanding of $520 million as of September 30, 2022. The tender offer will expire on November 17, 2022, unless extended or earlier terminated by XPO.

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
Executive Summary
XPO Logistics, Inc., together with its subsidiaries (“XPO,” or “we”), is a leading provider of freight transportation services. We use our proprietary technology to move goods efficiently through our customers’ supply chains; in North America, we achieved this primarily by providing less-than-truckload (“LTL”) and truck brokerage services until November 1, 2022, when we completed the spin-off of our brokered transportation platform. The spin-off resulted in LTL being XPO’s sole business in North America, and created a new public company, RXO, Inc. (“RXO”), comprised of our former services for truck brokerage, managed transportation, last mile and freight forwarding.
In the first nine months of 2022, our company had two reportable segments — (i) North American LTL and (ii) Brokerage and Other Services — and within each segment, we were a leading provider operating in vast, fragmented transportation sectors with growing penetration, and with company-specific avenues for value creation. As of September 30, 2022, we had approximately 44,000 employees and 748 locations in 20 countries serving approximately 50,000 multinational, national, regional and local customers.
2022 Strategic Plan
On March 8, 2022, we announced that our Board of Directors approved a strategic plan to pursue the spin-off of our tech-enabled brokered transportation platform as a publicly traded company, which we completed in November 2022. In addition, our Board of Directors authorized the planned divestitures of our North American intermodal operation, which we sold in March 2022, and our European business, which we intend to divest. There can be no assurance that the divestiture of our European business will occur, or of the terms or timing of a transaction.

RXO Spin-Off
We completed the spin-off of RXO on November 1, 2022 in a transaction intended to be tax-free to XPO and our shareholders for U.S. federal income tax purposes. The spin-off was accomplished by the distribution of 100% of the outstanding common stock of RXO to XPO shareholders, creating a new, independent public company that began trading under the symbol “RXO” on the New York Stock Exchange. The historical results of operations and the financial position of RXO are included in the condensed consolidated financial statements in this Form 10-Q. The RXO businesses will not be consolidated in our reporting from November 1, 2022 forward, and such businesses will be reflected as discontinued operations in all periods prior to the spin-off. Additionally, effective in the fourth quarter of 2022, we will revise our reportable segments to reflect our new internal organization.
In connection with the spin-off, we have entered into a separation and distribution agreement, as well as various other agreements with RXO that provide a framework for the relationships between the parties going forward, including, among others, an employee matters agreement, a tax matters agreement, an intellectual property license agreement and a transition services agreement, through which XPO will provide certain services to RXO.
Divestiture of Intermodal
In March 2022, we sold intermodal for cash proceeds of approximately $705 million, net of cash disposed and subject to customary post-closing working capital adjustments that remain ongoing. We recorded a $450 million pre-tax gain on the sale, net of transaction costs, during the first quarter of 2022. During the second quarter of 2022, we recognized a working capital adjustment of $16 million, which reduced the gain initially recognized in the first quarter of 2022. We agreed to provide certain specified customary transition services for a period not exceeding 12 months from the sale. Intermodal was included in our Brokerage and Other Services segment through the date of the sale.
In conjunction with the RXO spin-off, and effective in the fourth quarter of 2022, the results of intermodal qualify to be accounted for as a discontinued operation because the sale was part of one strategic plan of disposal, and all periods prior to the date of the spin-off will be reflected as a discontinued operation. For further information on the sale of intermodal, see Note 3—Divestiture.
2021 Spin-Off of the Logistics Segment
On August 2, 2021, we completed the spin-off of our logistics segment as GXO Logistics, Inc. (“GXO”). The historical results of our logistics segment are presented as discontinued operations in our Condensed Consolidated Financial Statements. For information on our discontinued operations, see Note 2—Discontinued Operations.
No costs related to the GXO spin-off were incurred for the three months ended September 30, 2022. For the nine months ended September 30, 2022, we incurred costs of approximately $4 million related to the GXO spin-off. For the three and nine months ended September 30, 2021, we incurred costs of approximately $68 million and $111 million, respectively, related to the GXO spin-off, of which $57 million and $96 million, respectively, are reflected within income (loss) from discontinued operations in our Condensed Consolidated Statements of Income (Loss).
North American Less-Than-Truckload Segment
XPO has one of the largest networks of tractors, trailers and terminals in the North American LTL industry, with approximately 8% share of a $51 billion U.S. market. LTL in North America is a growing industry providing a critical service to the economy, with favorable pricing dynamics and a stable competitive landscape.
We serve approximately 25,000 customers with geographic density and day-definite regional, national and cross-border services that reach approximately 99% of U.S. zip codes, as well as cross-border service to Mexico, Canada and the Caribbean. Our capacity gives us the ability to manage large freight volumes efficiently and balance our network to leverage fixed costs. XPO delivered approximately 18 billion pounds of freight for the trailing 12 months through September 30, 2022.
Importantly, our LTL business historically has generated a high return on invested capital and robust free cash flow. This allows us to invest in ongoing development of our proprietary technology and numerous other growth and optimization initiatives. We are managing the business to specific objectives, such as high customer service scores for on-time delivery and damage-free freight, the insourcing of more linehaul miles from third-party transportation providers as we add more capacity, and the addition of 900 net new doors to our network by year-end 2023, from an October 2021 baseline. As of September 30, 2022, we had added five terminals to our network, representing 369 net new doors.
Additionally, we are continuing to execute on a host of idiosyncratic initiatives that are specific to XPO and independent of the macroeconomic environment. The ongoing deployment of our proprietary LTL technology encompasses multiple levers for value creation, such as pricing optimization, cost modeling by customer and lane, and piece-level tracking.
As other examples, we added a second production line at our in-house trailer manufacturing facility in January and expect to double our output run-rate. We are also investing in training more drivers at our 130 in-house commercial driver schools, and expect to train approximately 1,700 drivers this year. Our trailer manufacturing and our expansive footprint of driver schools are unique, self-reliant capabilities that address equipment constraints and the driver shortage, and are largely independent of macroeconomic conditions.
Specific to our technology, we believe we have a large opportunity to further improve the profitability of our LTL network through innovation, beyond the large gain in operating margin achieved to date. We use intelligent route-building to move LTL freight across North America, and proprietary visualization tools to help reduce the cost of pickups and deliveries. Our XPO Smart® productivity tools are installed in our cross-dock operations, and our new piece-level tracking tool increases visibility of a shipment at the per-pallet level, with positive impacts to trailer loading, dock planning and shortage claims. Our largest opportunity is related to our proprietary pricing technology, which includes automated, dynamic pricing for local accounts and a new pricing platform utilized by our pricing experts for larger accounts.
Brokerage and Other Services Segment
Prior to the completion of the RXO spin-off, XPO was the fourth largest truckload transportation broker in the U.S. Our asset-light truck brokerage business places shippers’ freight with qualified independent carriers using our XPO Connect® technology platform. We price this service on either a contract or a spot basis, and we operate with a variable cost structure that adjusts quickly to market changes. We derive our revenue from diversified industry verticals, and we have many long-standing, blue-chip customer relationships — on average, our top 10 customers have a 16-year tenure with us.
Our truck brokerage business has a long track record of generating top-line growth and margin expansion, a high return on invested capital and strong free cash flow. In 2022, notable factors driving our performance included our access to massive truckload capacity for shippers through our carrier relationships, strong management expertise, company-specific avenues for value creation led by our cutting-edge technology, and favorable industry tailwinds.
Broker penetration of for-hire truckload transportation has doubled in the last 15 years, and is still less than 25%. We have approximately 4% share of the $88 billion U.S. brokered truckload industry, giving us a long runway for revenue growth — the total addressable for-hire truckload opportunity in 2021 was estimated to be approximately $400 billion. Demand for truckload capacity in the e-commerce and omnichannel retail sectors continues to be robust, and more and more shippers are outsourcing to brokers, while increasingly preferring brokers like XPO that offer digital capabilities.
As of September 30, 2022, we had relationships with approximately 108,000 independent truckload carriers in North America, representing more than one and a half million trucks. These relationships enable us to serve high demand without taking on high fixed costs. Even though we don’t own the trucks or employ the drivers that transport our customers’ freight, shippers view us as a highly reliable core carrier due to our operational excellence and capacity resources.
Our XPO Connect® brokerage platform is another major differentiator for our business, together with our pricing technology, which we believe can unlock incremental profitable growth well beyond our current levels. We bring together seasoned transportation experts and master technologists to transform truck brokerage through digitization, making the process more productive for shippers, carriers and our company. As of September 30, 2022, cumulative truck driver downloads of the mobile app for XPO Connect® approximated 850,000.

The impact of XPO Connect® is pervasive throughout our brokerage operations. As of September 30, 2022, approximately 80% of our truck brokerage orders in North America were created or covered digitally. From 2013 through 2021, the compound annual growth rate (“CAGR”) of our truck brokerage revenue was 27.4% — approximately three times the U.S. brokered truckload industry CAGR of 9.6% — in part because larger customers communicate digitally with XPO Connect® through APIs and other integrations, and our automation makes our brokerage team more efficient at tendering loads.
Our Brokerage and Other Services segment also includes asset-light, complementary brokered services for managed transportation, including expedited ground and air charter capabilities, last mile for heavy goods and freight forwarding, all of which use our technology. Our European business is also reported within this segment.
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
Importantly, our technology also helps our company meet its environmental, social and governance (“ESG”) goals, such as a reduction in the carbon footprint of certain supply chain operations, and can help our customers meet their own goals. For a detailed discussion of our philosophy relating to innovation and ESG matters, see the Company Overview included in our 2021 Form 10-K, as well as our current Sustainability Report at sustainability.xpo.com.
Impacts of Notable External Conditions
As a leading provider of freight transportation services, our business can be impacted to varying degrees by factors beyond our control. The COVID-19 virus that emerged in 2020 affected, and may continue to affect, economic activity broadly and customer sectors served by our industry. Labor shortages, particularly a shortage of truck drivers and dockworkers, and equipment shortages continue to present challenges to many transportation-related industries. Additionally, disruptions in supply chains for industrial materials and supplies, such as semiconductor chips, have impacted some of the end-market activities that create demand for our services. We cannot predict how long these dynamics will last, or whether future challenges, if any, will adversely affect our results of operations. To date, the totality of the actions we have taken during the pandemic, and continue to take in the recovery, have mitigated the impact on our profitability relative to the impact on our revenue and volumes, while our strong liquidity and disciplined capital management enable us to continue to invest in growth initiatives.
Additionally, economic inflation can have a negative impact on our operating costs. A prolonged period of inflation could cause interest rates, fuel, wages and other costs to continue to increase, which would adversely affect our results of operations unless our pricing to our customers correspondingly increases. For the three and nine months ended September 30, 2022, a combination of growing demand for freight transportation services, the ongoing truck driver shortage and rising fuel prices resulted in higher transportation procurement costs; these costs were offset by mechanisms in our customer contracts, including fuel surcharge clauses and general rate increases. An economic recession could depress customer demand for transportation services and adversely affect our results of operations.
Regarding the war between Russia and Ukraine, we have no direct exposure to those geographies. We cannot predict how global supply chain activities or the economy at large may be impacted by a prolonged war in Ukraine or sanctions imposed in response to the war, or whether future conflicts, if any, may adversely affect our results of operations.

Consolidated Summary Financial Table

	Three Months Ended September 30,		Percent of Revenue		Change	Nine Months Ended September 30,		Percent of Revenue		Change
(Dollars in millions)	2022	2021	2022	2021	2022 vs. 2021	2022	2021	2022	2021	2022 vs. 2021
Revenue	$3,042	$3,270	100.0%	100.0%	(7.0)%	$9,747	$9,445	100.0%	100.0%	3.2%
Cost of transportation and services (exclusive of depreciation and amortization)	2,044	2,306	67.2%	70.5%	(11.4)%	6,634	6,545	68.1%	69.3%	1.4%
Direct operating expense (exclusive of depreciation and amortization)	363	366	11.9%	11.2%	(0.8)%	1,113	1,058	11.4%	11.2%	5.2%
Sales, general and administrative expense	298	339	9.8%	10.4%	(12.1)%	966	1,001	9.9%	10.6%	(3.5)%
Depreciation and amortization expense	118	118	3.9%	3.6%	—%	349	357	3.6%	3.8%	(2.2)%
Gain on sale of business	—	—	—%	—%	—%	(434)	—	(4.5)%	—%	NM
Transaction and integration costs	25	15	0.8%	0.5%	66.7%	60	26	0.6%	0.3%	130.8%
Restructuring costs	9	14	0.3%	0.4%	(35.7)%	19	16	0.2%	0.2%	18.8%
Operating income	185	112	6.1%	3.4%	65.2%	1,040	442	10.7%	4.7%	135.3%
Other income	(15)	(19)	(0.5)%	(0.6)%	(21.1)%	(44)	(45)	(0.5)%	(0.5)%	(2.2)%
Debt extinguishment loss	—	46	—%	1.4%	NM	26	54	0.3%	0.6%	(51.9)%
Interest expense	35	53	1.2%	1.6%	(34.0)%	103	176	1.1%	1.9%	(41.5)%
Income from continuing operations before income tax provision	165	32	5.4%	1.0%	415.6%	955	257	9.8%	2.7%	271.6%
Income tax provision	34	11	1.1%	0.3%	209.1%	194	60	2.0%	0.6%	223.3%
Income from continuing operations	131	21	4.3%	0.6%	523.8%	761	197	7.8%	2.1%	286.3%
Income (loss) from discontinued operations, net of taxes	—	(78)	—%	(2.4)%	NM	(1)	22	—%	0.2%	NM
Net income (loss)	$131	$(57)	4.3%	(1.7)%	NM	$760	$219	7.8%	2.3%	247.0%
NM - Not meaningful
Three and Nine Months Ended September 30, 2022, Compared with Three and Nine Months Ended September 30, 2021
Revenue for the third quarter of 2022 decreased 7.0% to $3.0 billion, compared with the same quarter in 2021. Revenue for the first nine months of 2022 increased 3.2% to $9.7 billion, compared with the same period in 2021. The decrease in revenue in the third quarter of 2022 compared to the same period in 2021 reflects the sale of intermodal in March 2022, partially offset by growth in our LTL segment, which includes the impact of increased revenue from fuel surcharges. Revenue in the first nine months of 2022 compared to the same period in 2021 reflects growth in our LTL segment and our North American truck brokerage operation, partially offset by the sale of intermodal. The sale of intermodal reduced revenue growth by approximately 9.5 percentage points in the third quarter of 2022 and 5.1 percentage points in the first nine months of 2022. Additionally, foreign currency movement reduced revenue by approximately 2.6 percentage points in the third quarter of 2022 and 2.0 percentage points in the first nine months of 2022.
Cost of transportation and services (exclusive of depreciation and amortization) includes the cost of providing or procuring freight transportation for XPO customers and salaries paid to employee drivers in our LTL and truck brokerage businesses.

Cost of transportation and services (exclusive of depreciation and amortization) for the third quarter of 2022 was $2.0 billion, or 67.2% of revenue, compared with $2.3 billion, or 70.5% of revenue, for the same quarter in 2021. Cost of transportation and services (exclusive of depreciation and amortization) for the first nine months of 2022 was $6.6 billion, or 68.1% of revenue, compared with $6.5 billion, or 69.3% of revenue, for the same period in 2021. The year-over-year decrease as a percentage of revenue in both periods reflects the sale of intermodal. Additionally impacting the decrease as a percentage of revenue in both periods were lower third-party transportation costs, which were partially offset by higher fuel and compensation costs.
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
Direct operating expense (exclusive of depreciation and amortization) for the third quarter of 2022 was $363 million, or 11.9% of revenue, compared with $366 million, or 11.2% of revenue, for the same quarter in 2021. Direct operating expense (exclusive of depreciation and amortization) for the first nine months of 2022 was $1.11 billion, or 11.4% of revenue, compared with $1.06 billion, or 11.2% of revenue, for the same period in 2021. The decrease in direct operating expense in the third quarter of 2022 reflects the sale of intermodal and lower gains on sales of property and equipment, partially offset by higher compensation and facility costs. The increase in direct operating expense in the first nine months of 2022 reflects higher compensation and facility costs, partially offset by the sale of intermodal and lower gains on sales of property and equipment. Direct operating expense for the third quarters of 2022 and 2021 included $2 million and $6 million, respectively, and the first nine months of 2022 and 2021 included $4 million and $36 million, respectively, of gains on sales of property and equipment. As a percentage of revenue, direct operating expense for the third quarter and nine-month periods reflects the lower gains on sales of property and equipment. Additionally, the leveraging of compensation costs across a larger revenue base partially offset the year-over-year increase as a percentage of revenue in the nine-month period.
Sales, general and administrative expense (“SG&A”) primarily consists of salaries and commissions for the sales function, salary and benefit costs for executive and certain administration functions, professional fees, facility costs, bad debt expense and legal costs.
SG&A for the third quarter of 2022 was $298 million, or 9.8% of revenue, compared with $339 million, or 10.4% of revenue, for the same quarter in 2021. SG&A for the first nine months of 2022 was $966 million, or 9.9% of revenue, compared with $1.0 billion, or 10.6% of revenue, for the same period in 2021. SG&A for the third quarter and first nine months of 2021 included $29 million of legal costs related to settlements in connection with classification of independent contractors at intermodal. Additionally, the third quarter of 2022 reflects lower compensation-related costs, partially offset by higher commission expense due to the performance of our North American transportation business, while the first nine months of 2022 reflects the impact of the intermodal sale, partially offset by higher commission expense. As a percentage of revenue, the year-over-year decrease in both periods was primarily driven by the legal costs recorded in the third quarter of 2021 and the sale of intermodal. Additionally, the year-over-year decrease as a percentage of revenue in the nine-month period reflects the leveraging of compensation costs across a larger revenue base.
Depreciation and amortization expense for the third quarter of 2022 and 2021 was $118 million. Depreciation and amortization expense for the first nine months of 2022 was $349 million, compared with $357 million for the same period in 2021. The third quarter of 2022 primarily reflects higher depreciation expense at our LTL segment, offset by the sale of intermodal. The decrease in the nine-month period reflected the sale of intermodal.
Gain on sale of business was $434 million, net of transaction costs, for the first nine months of 2022 and related to the sale of intermodal during the first quarter of 2022. For more information, see Note 3—Divestiture to our Condensed Consolidated Financial Statements.
Transaction and integration costs for the third quarter of 2022 were $25 million, compared with $15 million for the same quarter in 2021. Transaction and integration costs for the first nine months of 2022 were $60 million, compared with $26 million for the same period in 2021. Transaction and integration costs for the third quarter and first nine months of 2022 and 2021 are primarily comprised of third-party professional fees related to strategic initiatives, including the spin-offs and other divestment activities, as well as retention awards paid to certain employees.
Restructuring costs for the third quarter of 2022 were $9 million, compared with $14 million for the same quarter in 2021. Restructuring costs for the first nine months of 2022 were $19 million, compared with $16 million for the same period in 2021. We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure, including actions in connection with spin-offs and other divestment activities. For more information, see Note 6—Restructuring Charges to our Condensed Consolidated Financial Statements. We may incur incremental restructuring costs in 2022 in connection with the spin-off of our brokered transportation platform or for other reasons; however, we are currently unable to reasonably estimate these costs.
Other income primarily consists of pension income. Other income for the third quarter of 2022 was $15 million, compared with $19 million for the same quarter in 2021. Other income for the first nine months of 2022 was $44 million, compared with $45 million for the same period in 2021. The third quarter and first nine months of 2021 reflected a realized gain in connection with the de-designation of a cross-currency swap.
Debt extinguishment loss was $26 million for the first nine months of 2022. There was no debt extinguishment loss in the third quarter of 2022. Debt extinguishment loss was $46 million for the third quarter of 2021 and $54 million for the first nine months of 2021. In the second quarter of 2022, we redeemed a portion of our outstanding senior notes due 2025 and wrote-off related debt issuance costs. In the third quarter of 2021, we redeemed our outstanding senior notes due 2023 and 2024 and wrote-off related debt issuance costs, as well as incurred a pre-payment penalty. Additionally, in the first quarter of 2021, we redeemed our outstanding senior notes due 2022 and wrote-off related debt issuance costs, as well as incurred costs related to the amendment of our Senior Secured Term Loan Credit Agreement (the “Term Loan Credit Agreement”).
Interest expense decreased to $35 million for the third quarter of 2022 from $53 million for the third quarter of 2021. Interest expense decreased to $103 million for the first nine months of 2022 from $176 million for the first nine months of 2021. The decrease in interest expense reflects lower average total indebtedness in the third quarter and first nine months of 2022.
Our effective income tax rates were 20.6% and 33.5% for the third quarter of 2022 and 2021, respectively, and 20.3% and 23.1% for the first nine months of 2022 and 2021, respectively. The effective tax rates for the third quarter and nine-month periods of 2022 and 2021 were based on forecasted full-year effective tax rates, adjusted for discrete items that occurred within the periods presented. The primary item impacting the effective tax rate for the third quarter of 2022 is a reduction in tax expense of $3 million from the sale of intermodal and the primary items impacting the effective tax rate for the first nine months of 2022 is a tax expense of $71 million from the sale of intermodal, which resulted in a reduction to our effective tax rate due to the book gain exceeding the tax gain, as well as a tax benefit of $3 million from stock-based compensation.
The primary items impacting the effective tax rate for the third quarter of 2021 were tax benefits of $45 million related to a tax planning initiative that resulted in the recognition of a long-term capital loss and $3 million from uncertain tax positions that were partially offset by discrete tax expenses of $41 million related to valuation allowances, of which $34 million were transferred to GXO. The primary items impacting the effective tax rate for the first nine months of 2021 were tax benefits of $45 million related to a tax planning initiative that resulted in the recognition of a long-term capital loss, $8 million from uncertain tax positions and $4 million from stock-based compensation that were partially offset by tax expenses of $41 million related to valuation allowances, of which $34 million were transferred to GXO, and $5 million from return to provision adjustments.

Segment Financial Results
Our chief operating decision maker (“CODM”) regularly reviews financial information at the operating segment level to allocate resources to the segments and to assess their performance. Our CODM evaluates segment profit based on adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”), which we define as net income from continuing operations attributable to common shareholders before debt extinguishment loss, interest expense, income tax, depreciation and amortization expense, gain on sale of business, litigation settlements for significant matters, transaction and integration costs, restructuring costs and other adjustments. See Note 4—Segment Reporting to our Condensed Consolidated Financial Statements for further information and a reconciliation of adjusted EBITDA to Net income from continuing operations attributable to common shareholders.
North American Less-Than-Truckload Segment

	Three Months Ended September 30,		Percent of Revenue		Change	Nine Months Ended September 30,		Percent of Revenue		Change
(Dollars in millions)	2022	2021	2022	2021	2022 vs. 2021	2022	2021	2022	2021	2022 vs. 2021
Revenue	$1,204	$1,071	100.0%	100.0%	12.4%	$3,548	$3,114	100.0%	100.0%	13.9%
Adjusted EBITDA	258	222	21.5%	20.8%	16.2%	757	694	21.3%	22.3%	9.1%
Depreciation and amortization expense	60	57	5.0%	5.3%	5.3%	175	169	4.9%	5.4%	3.6%
Revenue in our North American LTL segment increased 12.4% to $1.2 billion for the third quarter of 2022, compared with $1.1 billion for the same quarter in 2021. Revenue increased 13.9% to $3.5 billion for the first nine months of 2022, compared with $3.1 billion for the same period in 2021. Revenue included fuel surcharge revenue of $273 million and $167 million, respectively, for the third quarters of 2022 and 2021, and $771 million and $466 million, respectively, for the first nine months of 2022 and 2021.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change %	2022	2021	Change %
Pounds per day (thousands)	70,063	72,152	(2.9)%	70,854	73,138	(3.1)%
Gross revenue per hundredweight, excluding fuel surcharges	$21.43	$20.02	7.0%	$21.18	$19.47	8.8%
The year-over-year increases in revenue for both the third quarter and first nine months of 2022 reflect an increase in gross revenue per hundredweight. The decrease in weight per day for the third quarter and first nine months reflects lower shipments per day.
Adjusted EBITDA was $258 million, or 21.5% of revenue, for the third quarter of 2022, compared with $222 million, or 20.8% of revenue, for the same quarter in 2021. Adjusted EBITDA was $757 million, or 21.3% of revenue, for the first nine months of 2022, compared with $694 million, or 22.3% of revenue, for the same period in 2021. Adjusted EBITDA for the third quarter and first nine months of 2021 included $5 million and $27 million of gains from real estate transactions, respectively. There were no gains from real estate transactions in the third quarter and first nine months of 2022. Additionally, adjusted EBITDA in both periods of 2022 reflects higher revenue, partially offset by increased compensation and fuel costs, as well as higher purchased transportation costs in the year-to-date period from higher highway subservice costs per mile.

Brokerage and Other Services Segment

	Three Months Ended September 30,		Percent of Revenue		Change	Nine Months Ended September 30,		Percent of Revenue		Change
(Dollars in millions)	2022	2021	2022	2021	2022 vs. 2021	2022	2021	2022	2021	2022 vs. 2021
Revenue	$1,921	$2,261	100.0%	100.0%	(15.0)%	$6,420	$6,493	100.0%	100.0%	(1.1)%
Adjusted EBITDA	123	131	6.4%	5.8%	(6.1)%	439	386	6.8%	5.9%	13.7%
Depreciation and amortization expense	54	60	2.8%	2.7%	(10.0)%	168	180	2.6%	2.8%	(6.7)%
Revenue in our Brokerage and Other Services segment decreased 15.0% to $1.9 billion for the third quarter of 2022, compared with $2.3 billion for the same quarter in 2021. The decrease in revenue was due to the sale of intermodal in March 2022, which impacted revenue by approximately 13.7 percentage points, and lower revenue generated from services in our managed transportation operation and lower ocean volume in our freight forwarding business. Additionally, lower revenue generated from our truck brokerage business in the third quarter of 2022 was primarily driven by lower truckload pricing in the spot market, partially offset by a year-over-year increase in volume, facilitated by the company’s digital brokerage platform. Foreign currency movement reduced revenue by approximately 3.8 percentage points in the third quarter of 2022.
Revenue decreased 1.1% to $6.4 billion for the first nine months of 2022, compared with $6.5 billion for the same period in 2021. The decrease in revenue was due to the sale of intermodal in March 2022, which impacted revenue by approximately 7.4 percentage points in the first nine months of 2022. Revenue in the first nine months of 2022 compared to the same period in 2021 benefited from an increase in North American truck brokerage loads, as well as strong pricing across the segment. Foreign currency movement reduced revenue by approximately 3.0 percentage points in the first nine months of 2022.
Adjusted EBITDA was $123 million, or 6.4% of revenue, for the third quarter of 2022, compared with $131 million, or 5.8% of revenue, for the same quarter in 2021. Adjusted EBITDA was $439 million, or 6.8% of revenue, for the first nine months of 2022, compared with $386 million, or 5.9% of revenue, for the same period in 2021. The decrease in the third quarter of 2022 compared to the same period in 2021 was primarily driven by the sale of intermodal, partially offset by lower third-party transportation costs in North American truck brokerage. The increase in the first nine months of 2022 compared to the same period in 2021 was primarily driven by higher revenue in North American truck brokerage, partially offset by higher third-party transportation and compensation-related costs.
Liquidity and Capital Resources
Our cash and cash equivalents balance was $544 million as of September 30, 2022, compared to $260 million as of December 31, 2021. Our principal existing sources of cash are: (i) cash generated from operations; (ii) borrowings available under our Second Amended and Restated Revolving Loan Credit Agreement, as amended (the “ABL Facility”); (iii) proceeds from the issuance of other debt; and (iv) proceeds from divestiture activities. As of September 30, 2022, we have $996 million available to draw under our ABL Facility, based on a borrowing base of $1 billion and outstanding letters of credit of $4 million. Additionally, we have a $200 million uncommitted secured evergreen letter of credit facility, under which we had issued $185 million in aggregate face amount of letters of credit as of September 30, 2022.
As of September 30, 2022, we had approximately $1.5 billion of total liquidity. We continually evaluate our liquidity requirements in light of our operating needs, growth initiatives and capital resources. We believe that our existing liquidity and sources of capital are sufficient to support our operations over the next 12 months.
In connection with the spin-off, effective November 4, 2022, the commitments under the ABL Facility will automatically be reduced from $1 billion to $600 million with no further action by any of the parties thereto. Adjusting for this reduction of commitments and the borrowing base, our total liquidity of $1.5 billion as of September 30, 2022 would have been $1.0 billion.

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
The maximum amount of net cash proceeds available at any one time under our securitization program, inclusive of any unsecured borrowings, is €200 million (approximately $196 million as of September 30, 2022). As of September 30, 2022, €6 million (approximately $6 million) was available under the program, subject to having sufficient receivables available to sell and with consideration to amounts previously sold.
Under the program, we service the receivables we sell on behalf of the Purchasers, which gives us visibility into the timing of customer payments. The benefit to our cash flow includes the difference between the cash consideration and the amount we collected as a servicer on behalf of the Purchasers. In the first nine months of 2022 and 2021, we collected cash as servicer of $1.3 billion and $1.2 billion, respectively.
Term Loan Facility
In the first quarter of 2021, we amended our Term Loan Credit Agreement and recorded a debt extinguishment loss of $3 million in the first nine months of 2021.
Senior Notes Due 2025
In April 2022, we redeemed $630 million of the then $1.15 billion outstanding principal amount of our 6.25% senior notes due 2025 (“Senior Notes due 2025”). The redemption price for the notes was 100% of the principal amount plus a premium, as defined in the indenture, of approximately $21 million and accrued and unpaid interest. We paid for the redemption using available liquidity. We recorded a debt extinguishment loss of $26 million in the first nine months of 2022 due to this redemption. In October 2022, we commenced a tender offer to purchase for cash any and all of our outstanding Senior Notes due 2025. See below for more information.
Senior Notes Due 2023 and 2024
In the third quarter of 2021, we redeemed our outstanding 6.125% senior notes due 2023 (“Senior Notes due 2023”) and our outstanding 6.75% senior notes due 2024 (“Senior Notes due 2024”). The redemption price for the Senior Notes due 2023 was 100.0% of the principal amount, plus accrued and unpaid interest and the redemption price for the Senior Notes due 2024 was 103.375% of the principle amount, plus accrued and unpaid interest. We paid for the redemption using approximately $794 million of cash received from GXO, proceeds from an equity offering described in Note 9—Stockholders’ Equity and available cash. We recorded debt extinguishment losses in the third quarter of 2021 of $3 million and $43 million related to the redemption of the Senior Notes due 2023 and Senior Notes due 2024, respectively.
Senior Notes Due 2022
In the first quarter of 2021, we redeemed our outstanding 6.50% senior notes due 2022. The redemption price for the notes was 100% of the principal amount, plus accrued and unpaid interest. We paid for the redemption with available cash. We recorded a debt extinguishment loss of $5 million in the first nine months of 2021 due to this redemption.
RXO Debt
In preparation for the spin-off, in October 2022, a wholly-owned subsidiary of XPO that merged with and into RXO substantially concurrent with the consummation of the spin-off, completed an offering of $355 million aggregate principal amount of notes due 2027 (the “RXO Notes”). The RXO Notes bear interest at a rate of 7.50% per annum payable semiannually in cash in arrears on May 15 and November 15 of each year, beginning May 15, 2023, and mature on November 15, 2027. They were issued at an issue price of 98.962% of par.

In addition to the RXO Notes, RXO entered into a term loan facility that provides $100 million in aggregate principal amount of term loans (the “RXO Term Loan”) and a revolving credit facility that provides $500 million in aggregate commitments.
The net proceeds (including any interest thereon) from the issuance of the RXO Notes and incurrence of the RXO Term Loan, together with RXO’s cash and cash equivalents on hand, were used to fund a cash distribution of approximately $488 million to XPO in October 2022, which we intend to use to repay existing indebtedness and fund any related fees and expenses prior to the 12-month anniversary of the distribution. As the spin-off has been consummated, the RXO Notes, the RXO Term Loan and RXO’s revolving credit facility are direct obligations of RXO.
Debt Tender Offer
In October 2022, we commenced a tender offer to purchase for cash any and all of our outstanding Senior Notes due 2025, which had a principal balance outstanding of $520 million as of September 30, 2022. The tender offer will expire on November 17, 2022, unless extended or earlier terminated by XPO.
Share Issuance
In July 2021, we completed a registered underwritten offering of 5.0 million shares of our common stock at a public offering price of $138.00 per share, plus an additional 750,000 shares of our common stock through an option granted to underwriters. Of the 5.0 million shares, we offered 2.5 million shares directly and 2.5 million shares were offered by Jacobs Private Equity, LLC (“JPE”), an entity controlled by the Company’s former chief executive officer and current executive chairman. The additional 750,000 purchased shares were also split equally between us and JPE. We received approximately $384 million of proceeds, net of fees and expenses, from the sale of the shares and used them to repay a portion of our outstanding borrowings and for general corporate purposes. XPO did not receive any proceeds from the sale of shares by JPE.
Preferred Stock and Warrant Exchanges
Commencing in the fourth quarter of 2020, holders of our convertible preferred stock and warrants exchanged their holdings for our common stock or a combination of our common stock and cash. These exchanges were intended to simplify our equity capital structure, including in contemplation of the spin-off of our logistics segment. In the first quarter of 2021, 975 preferred shares were exchanged, and we issued approximately 139 thousand shares of common stock. In the second quarter of 2021, the remaining 40 preferred shares were exchanged, and we issued 5,714 shares of common stock. With respect to the warrants, in the first quarter of 2021, 9.8 million warrants were exchanged, and we issued 9.2 million shares of common stock. The warrants exchanged included holdings of JPE. Subsequent to the exchange in the second quarter of 2021, there are no shares of preferred stock or warrants outstanding.
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
There have been no share repurchases since the first quarter of 2020. Our remaining share repurchase authorization was $503 million as of September 30, 2022.
Loan Covenants and Compliance
As of September 30, 2022, we were in compliance with the covenants and other provisions of our debt agreements. Any failure to comply with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.

Sources and Uses of Cash

	Nine Months Ended September 30,
(In millions)	2022	2021
Net cash provided by operating activities from continuing operations	$664	$558
Net cash provided by (used in) investing activities from continuing operations	351	(143)
Net cash used in financing activities from continuing operations	(706)	(1,880)
During the nine months ended September 30, 2022, we: (i) generated cash from operating activities from continuing operations of $664 million; and (ii) generated net proceeds from the sale of intermodal of $705 million. We used cash during this period primarily to: (i) purchase property and equipment of $394 million; and (ii) redeem a portion of our senior notes due 2025 for $651 million.
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
Cash flows from operating activities from continuing operations for the nine months ended September 30, 2022 increased by $106 million, compared with the same period in 2021. The increase reflects higher income from continuing operations of $564 million for the nine months ended September 30, 2022, compared with the same period in 2021, partially offset by the impact of operating assets and liabilities utilizing $111 million of cash in the first nine months of 2022, compared with utilizing $68 million during the same period in 2021 and a $434 million gain on sale of business recognized during the nine months ended September 30, 2022. Within operating assets and liabilities, accrued expenses and other liabilities generated $143 million less cash while accounts receivable utilized $126 million less cash in the first nine months of 2022, compared with the same period in 2021, primarily as a result of timing of payments in the 2022 period.
Investing activities from continuing operations generated $351 million of cash in the nine months ended September 30, 2022 and used $143 million of cash in the nine months ended September 30, 2021. During the nine months ended September 30, 2022, we received $705 million of cash from the sale of intermodal, net of cash disposed, received $29 million from the settlement of cross currency swaps and used $394 million to purchase property and equipment. During the nine months ended September 30, 2021, we used $212 million of cash to purchase property and equipment and received $72 million from sales of property and equipment.
Financing activities from continuing operations used $706 million of cash in the nine months ended September 30, 2022 and $1.9 billion of cash in the nine months ended September 30, 2021. The primary uses of cash from financing activities during the first nine months of 2022 were $651 million used to redeem a portion of the senior notes due 2025 and $47 million used to repay borrowings. The primary uses of cash from financing activities during the nine months ended September 30, 2021 were $2.8 billion used to redeem the senior notes due 2022, 2023 and 2024 and $200 million used to repay borrowings under our ABL Facility. The primary sources of cash from financing activities during the first nine months of 2021 were $794 million of proceeds from a distribution from GXO and $384 million of net proceeds from our common stock offering.
Except for the redemption of a portion of our senior notes due 2025 as described above, there were no material changes to our December 31, 2021 contractual obligations during the nine months ended September 30, 2022. RXO’s operating lease obligations of approximately $140 million as of September 30, 2022 will not be part of our contractual obligations following the spin-off. We anticipate full year net capital expenditures to be between $375 million and $425 million in 2022 (excluding any net capital expenditures associated with the RXO spin-off).
New Accounting Standards
Information related to new accounting standards is included in Note 1—Organization, Description of Business and Basis of Presentation to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and commodity prices. There have been no material changes to our quantitative and qualitative disclosures about market risk related to our continuing operations during the nine months ended September 30, 2022, as compared with the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 4. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2022. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2022, such that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries; and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

10.1*+	Employment Agreement, dated August 5, 2022, between the registrant and Mario A. Harik.

10.2*+	Form of Performance-Based Restricted Stock Unit Award Agreement (2016 Omnibus Incentive Compensation Plan).

10.3*+	Letter of Amendment to Separation Agreement, dated September 1, 2022, between the registrant and Troy A. Cooper.

10.4*+	Employment Agreement, dated September 13, 2022, between the registrant and Bradley S. Jacobs.

10.5*+	Offer Letter, dated October 6, 2022, between the registrant and Carl Anderson.

10.6*+	Change in Control and Severance Agreement, dated October 9, 2022, between the registrant and Carl Anderson.

10.7*+	Form of Restricted Stock Unit Award Agreement (2016 Omnibus Incentive Compensation Plan).

10.8*+	Form of Performance-Based Restricted Stock Unit Award Agreement (2016 Omnibus Incentive Compensation Plan).

10.9*+	Transition Agreement, dated October 10, 2022, between the registrant and Ravi Tulsyan.

31.1 *
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022.

31.2 *
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022.

32.1 **
Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022.

32.2 **
Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022.

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

XPO LOGISTICS, INC.

By:	/s/ Mario Harik
Mario Harik
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ravi Tulsyan
Ravi Tulsyan
Chief Financial Officer
(Principal Financial Officer)
Date: November 2, 2022