Form 10-K
period 2022-12-31
XPO, Inc.
filed 2023-02-13
CIK 1166003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-K
_______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-32172
_______________________________________________________
XPO, Inc.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $5.2 billion as of June 30, 2022, based upon the closing price of the common stock on that date.
As of February 7, 2023, there were 115,503,001 shares of the registrant’s common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2023 Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement is not deemed to be filed as part hereof.

XPO, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2022

PART I
In this Annual Report on Form 10-K (this “Annual Report”) , "we," "our," "us," "XPO, Inc.," and "the Company" refer to XPO, Inc. and its consolidated subsidiaries, unless the context requires otherwise.
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
ITEM 1.    BUSINESS
Company Overview
XPO, Inc., together with its subsidiaries, is a leading provider of freight transportation services with company-specific avenues for value creation. We use our proprietary technology to move goods efficiently through our customers’ supply chains in North America and Europe. As of December 31, 2022, we had approximately 38,000 employees and 554 locations in 17 countries serving approximately 48,000 customers.
Our company has two reportable segments: North American Less-Than-Truckload (“LTL”), the largest component of our business, and European Transportation.
North American LTL Segment
LTL in North America is a bedrock industry providing a critical service to the economy, with favorable pricing dynamics and a stable competitive landscape. We have one of the largest LTL networks in North America, with approximately 8% of the $51 billion U.S. market as of December 31, 2021.
Our LTL sales and service professionals and network of drivers, tractors, trailers and terminals serve approximately 27,000 customers in North America. We provide shippers with critical geographic density and day-definite domestic and cross-border services to approximately 99% of U.S. zip codes, as well as Mexico, Canada and the Caribbean. Together, our capacity and reach give us the ability to manage large freight volumes efficiently and balance our network to leverage fixed costs. For the year ended December 31, 2022, we delivered approximately 18 billion pounds of freight.

Importantly, our LTL business historically has generated a high return on invested capital and robust free cash flow. This supports our ongoing investments in the expansion of our network capacity and the enhancement of our proprietary technology. We are managing the business to specific objectives, such as high customer service scores for on-time delivery and damage-free freight, the optimal sourcing of linehaul transportation, and the addition of 900 net new doors to our terminal footprint by the first quarter of 2024 from an October 2021 baseline. As of December 31, 2022, we had added six terminals to our network, representing 369 net new doors.
Additionally, we are continuing to execute a host of initiatives that are specific to XPO and largely independent of the macroeconomic environment. We added a second production line at our in-house trailer manufacturing facility in January 2022 and produced 4,705 trailers in 2022, nearly doubling the 2021 output. We also invested in expanding the number of drivers trained at our 130 commercial driver schools. Our in-house trailer manufacturing and driver schools are examples of idiosyncratic, self-reliant capabilities that are advantageous to XPO, particularly when industry constraints on equipment or drivers exist.
Specific to our technology, we believe we have a large opportunity to drive further growth and profitability in our LTL network through innovation. For further information, see the “Proprietary Technology and Intellectual Property” section below.
European Transportation Segment
XPO has a unique pan-European transportation platform with leading positions in key geographies: we are the #1 full truckload broker and the #1 pallet network (LTL) provider in France; the #1 full truckload broker and the #1 LTL provider in Iberia (Spain and Portugal); and a top-tier dedicated truckload provider in the U.K., where we also have the largest single-owner LTL network. We serve a large base of customers within the consumer, trade and industrial markets, including many sector leaders that have long-tenured relationships with us.
Our range of services in Europe encompasses dedicated truckload, LTL, truck brokerage, managed transportation, last mile, freight forwarding and, increasingly, multimodal solutions, such as road-rail and road-short sea combinations that we tailor to customer needs. Our operators use our proprietary XPO Connect® technology to manage these services within our digital ecosystem in Europe.
Strategic Actions
On November 1, 2022, we completed the previously announced spin-off of our tech-enabled brokered transportation platform as a publicly traded company. The spin-off resulted in LTL being XPO’s sole business in North America, and created a new public company, RXO, Inc. (“RXO”), comprised of our former services for truck brokerage, managed transportation, last mile and freight forwarding. Additionally, in March 2022, we completed the planned sale of our North American intermodal operation.
Our Board of Directors previously authorized the divestiture of our European business. There can be no assurance that the divestiture will occur, or of the terms or timing of a transaction.
Earlier, on August 2, 2021, we completed the spin-off of our logistics segment as GXO Logistics, Inc. (“GXO”).
The historical results of RXO, intermodal and GXO are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Unless otherwise indicated, all amounts in this Annual Report refer to continuing operations, including comparisons to the prior year.
We closely monitor notable external conditions that potentially impact our employees, customers and business partners in North America and Europe, such as economic inflation, COVID-19 and supply chain challenges. See “Impacts of Notable External Conditions” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Proprietary Technology and Intellectual Property
One of the ways in which we deliver superior service to our customers is by empowering our employees with technology. Our industry is evolving, and customers want to de-risk their supply chains by forming relationships with reliable service providers that have invested in innovation.
We have built a highly scalable ecosystem on the cloud that deploys our software consistently across our operating footprint. In our North American LTL business, the caliber of our technology is mission-critical to our success; it optimizes linehaul, pickup-and-delivery and pricing — the main components of the service we provide. An LTL network of our scale has hundreds of thousands of activities underway at any given time, all managed on our technology. In 2022, we moved 18 billion pounds of freight 768 million miles, including moving linehaul freight an average of 2.5 million miles a day.
With intelligent route-building, we can reduce empty miles in our linehaul network, improve load factor and mitigate cargo damage. Our proprietary bypass models make recommendations to enhance trailer utilization, assimilating massive amounts of data and taking volume, density, and freight dimensions into account. We use our visualization tools to reduce costs with pickups and deliveries, and we developed piece-level tracking to identify individual pallets to enhance shipment loading and visibility. We also developed a robust pricing platform for contractual account management and automated, dynamic pricing for local accounts.
XPO Smart® is our proprietary suite of intelligent tools and analytics that self-adjusts site by site to drive productivity across our LTL terminal operations. Our software incorporates dynamic data science, predictive analytics and machine learning to aid our managers in workflow decision-making. We use XPO Smart® to improve our labor in a safe, disciplined and cost-effective manner.
XPO Connect® is our fully automated, cloud-based digital platform for transportation procurement used by our European operations — it encompasses our Freight Optimizer system, shipper interface, pricing engine, carrier interface and our Drive XPO® mobile app for carriers. When our customers in Europe have freight to move, XPO Connect® tracks the freight movement from end-to-end with the optimal transportation provider, giving us a key lever to earn customer loyalty and share.
The “XPO” trademark, service mark, and trade name are essential to our business and critical to our success. XPO, XPO Smart, XPO Connect, and Your Freight First, among others, are trademarks and service marks for which registrations, or applications for registration, are on file, as applicable with the United States Patent and Trademark Office. We believe these trademarks, service marks, and trade names are important components of our marketing strategy, and seek to protect those proprietary marks and trade names relevant to our business. For some marks, we have also registered or are pursuing registration in certain other countries.
Environmental Sustainability
Our innovation strategy is focused on creating highly efficient supply chains that use automation and data science to create value for our shareholders and customers. To this end, we use proprietary technology to provide reliable transportation services that make the most of the resources within our company and reduce environmental impact.
For many of our customers, the transportation components of their supply chain account for a significant portion of their CO2 footprint. Our technology can coordinate the movement of goods in ways that are greener, safer, more efficient and more cost-effective. Some of our key priorities in this regard are to optimize utilization of truck and trailer capacity, invest in modern, fuel-efficient fleet, facilitate local and linehaul freight flows and train our drivers in eco-friendly techniques.
While our entire business model is based on transporting freight as safely and efficiently as possible, we are also focused on doing so responsibly. The Nominating, Corporate Governance and Sustainability Committee of our Board of Directors provides oversight of, and engagement with, our management team on sustainability strategies and disclosures, ensuring that our activities reduce our environmental footprint and provide value for our employees and external stakeholders.

As part of our commitment to reducing the impact of our operations on the environment, especially with respect to climate change and biodiversity, we track our progress through an Environmental, Social and Governance (“ESG”) Scorecard. This scorecard includes six categories of ESG-related targets, including environmental initiatives, and provides a means of evaluating the management of our ESG programs over a four-year period. For example, the environmental initiatives within the scorecard encompass strategic objectives of reducing fossil fuel dependency, carbon emissions, nitrogen oxide emissions and waste, and each are underpinned by specific goals. The scorecard not only provides a means for measuring our progress in managing ESG-related targets, but also incentivizes long-term, successive achievements, taking into account lead time requirements, category weighting and target variances.
In addition to our scorecard, which measures near-term initiatives, we’re also focused on setting short-, medium- and long-term sustainability goals that will allow us to achieve carbon neutrality by 2050. As part of this effort, we are:
•Conducting a greenhouse gas emissions inventory and calculating our carbon footprint baseline;
•Setting short-term (2030) and long-term (2050) goals aligned with science-based targets;
•Developing targets to achieve carbon neutrality that will guide our Scope 1, 2 and 3 emissions reductions goals;
•Conducting a climate scenario analysis in accordance with the framework of the Task Force for Climate-Related Financial Disclosures (“TCFD”); and
•Disclosing our comprehensive sustainability strategy and supporting goals, targets and commitments, including a TCFD report analysis.
As we work to refine our sustainability strategy, we continue to focus on three critical areas: the technology discussed in “Proprietary Technology and Intellectual Property,” our transportation fleet and our facilities.
Transportation Fleet
Our business relies heavily on the availability and pricing of diesel fuel to provide our transportation services. In 2021, we switched to 100% premium diesel for our LTL fleet. Because premium diesel is higher in cetane — analogous to octane in gasoline — it burns cleaner, lubricates better and runs more smoothly. On the road, this translates to fuel savings in the range of 1.8% to 2.5%, with commensurate reductions in carbon emissions.
Our ongoing fleet initiatives companywide include modernizing our tractors and trailers; deploying cleaner fuels where practical, such as natural gas, biodiesel, biogas and electricity; expanding our use of data and analytics to improve the efficiency of routing, loading and handling freight; and exploring the use of vehicles with a smaller environmental footprint.
In North America, we allocated more than $200 million to buy approximately 1,600 new tractors in 2023. The supply chain challenges related to the COVID-19 pandemic delayed the retirement of older tractors in the last two years, and now that new vehicles are becoming more readily available, we will continue to introduce trucks with 15-liter engines and automatic transmissions that improve reliability and fuel economy, while lowering emissions and extending engine life.
We have a natural gas-powered fleet of more than 250 total trucks in France, the U.K., Spain and Portugal, and in Europe overall, over 95% of our diesel road fleet is compliant with Euro VI standards. Other fleet initiatives range from our government-approved mega-trucks in Spain, which can transport more freight with fewer trips, to fully electric vehicles for certain last mile deliveries. We are also testing the use of duo-trailer vehicles that have the potential to reduce CO2 emissions by an estimated 25% to 30% per trip, compared with traditional trucking of the same freight.
Electric vehicles show promise in commercial transport applications, particularly as an alternative to diesel for urban service. Our fleet experts are working with manufacturers to test the commercial viability of larger electric vehicles, and we have completed two pilots of electric trucks to advance our understanding of how to best use these vehicles.

In the U.S., we have placed an order for 20 electric trucks to deploy in California, and we recently announced an agreement to purchase more than 100 all-electric trucks in France to improve our fleet sustainability, supported by the installation of more than 80 electric charging stations at our sites.
Additionally in Europe, we are expanding our use of hydrotreated vegetable oil (“HVO”)-fueled trucks, particularly in the U.K., and we are responding to customer demand for multimodal solutions designed to significantly reduce the carbon footprint of freight movements by relying less on diesel trucks.
Facilities
Our expertise in the circular economy continues to enhance the eco-profile of our facilities. We have ongoing initiatives underway to install LED lighting in our buildings, reuse pallets, right-size packaging and incorporate other environmentally friendly practices in our operations. We cut waste by recycling it and we reuse materials where feasible.
Additional Information
For more information on how XPO is working to improve sustainability through operational excellence, innovation and a progressive employment environment, see sustainability.xpo.com.
Our Strategy
Our strategy is to help customers move goods efficiently through their supply chains using our transportation capacity of drivers, fleet, terminals and proprietary technology. We deliver value in the form of technological innovations, process efficiencies, cost efficiencies and reliable outcomes. Our services are both highly responsive to customer goals, such as mitigating environmental impacts over time, and proactive in identifying potential improvements. Most important, we have instilled a culture that defines success as mutually beneficial results for our company and our customers.
Management’s growth and optimization strategy is to increasingly:
•Market our expertise, our transportation capacity and the benefits of our technology to customers of all sizes, and provide irreplaceable service to create enduring relationships;
•Leverage our positioning to capitalize on secular trends in demand, such as nearshoring of industrial manufacturing, heightened customer interest in moving supply chains closer to consumers, and growing customer demand for visibility and productivity;
•Recruit and retain highly motivated employees who take satisfaction in solving challenges for our customers, and continuously improve their productivity with state-of-the-art training and technology; and
•Integrate industry best practices into our operations, with a focus on efficiency, profitability and market share gains.
Customers and Markets
We provide services to approximately 48,000 customers ranging in size from small, entrepreneurial businesses to Fortune 500 companies. Our customers span every major industry, giving us a presence in verticals that are bedrocks of the economy, such as industrial and manufacturing, retail and e-commerce, food and beverage, and consumer goods. Our revenue is derived primarily from the United States and Europe — we generated approximately 59% of our 2022 revenue in the U.S., 17% in France, 11% in the U.K. and 11% in the rest of Europe.
The diversification of our customer base minimizes concentration risk. In 2022, the combined revenue from our top five customers companywide accounted for approximately 6% of our global revenue, with our largest customer accounting for just 2% of revenue. In North American LTL, the combined revenue from our top five customers accounted for approximately 9% of 2022 revenue, with our largest customer accounting for just 2% of revenue.

Competition
We operate in highly competitive marketplaces where customers can choose from among many different transportation providers with distinct value propositions. We compete on quality and reliability of service, scope and scale of operations, technological capabilities, expertise and price.
Our competitors in North America include local, regional and national LTL carriers that offer the same services we provide, such as Old Dominion Freight Line and Saia. Our competitors in Europe vary based on the type of services provided; for example, full truckload versus LTL. Due to the competitive nature of our marketplaces, we strive daily to strengthen existing business relationships and forge new relationships.
The health of the freight transportation industry overall will continue to be a function of domestic and global economic growth. However, we believe that we have positioned XPO to benefit from secular trends in the retail and industrial economies, such as the shipper trend toward outsourcing freight transportation in all parts of the cycle, and the trend in some sectors toward more frequent shipments of freight volumes that require less than a full truckload. Our strategy of making targeted investments in the business is an ongoing competitive strength of XPO, because it increasingly provides customers with the critical capacity, technological solutions and problem-solving expertise they seek from their supply chain partners.
Regulation
Our operations are regulated and licensed by various governmental agencies in the U.S. and in other countries where we conduct business. These regulations impact us directly and also indirectly when they regulate third-party transportation providers we arrange and/or contract with to transport freight for our customers.
Regulations Affecting Motor Carriers and Transportation Brokers. In the U.S., our subsidiaries that operate as motor carriers and freight transportation brokers are licensed by the Federal Motor Carrier Safety Administration (“FMCSA”) of the U.S. Department of Transportation (“DOT”). Our motor carrier subsidiaries and the third-party motor carriers we contract with in the U.S. must comply with the safety and fitness regulations of the DOT, including those related to, without limitation, controlled substances and alcohol, hours-of-service compliance, vehicle maintenance, hazardous materials compliance, driver fitness, unsafe driving, and minimum insurance requirements, as well as the Compliance Safety Accountability (“CSA”) program, which uses a Safety Measurement System (“SMS”) to rank motor carriers on seven categories of safety-related data, known as Behavioral Analysis and Safety Improvement Categories (“BASICs”).
Other federal and state agencies, such as the U.S. Environmental Protection Agency (“EPA”), the U.S. Food and Drug Administration (“FDA”), the U.S. Department of Homeland Security (“DHS”) and the California Air Resources Board (“CARB”), also regulate our equipment, operations, and cargo. We are also subject to a variety of vehicle registration and licensing requirements in certain states and local jurisdictions where we operate, as are the third-party transportation providers with which we contract. In foreign jurisdictions where we operate, our operations are regulated by the appropriate governmental authorities. We may become subject to new or more restrictive regulations relating to emissions, drivers’ hours-of-service, onboard reporting of operations, cargo security and other matters affecting safety or operating methods. Regulatory requirements, and changes to the regulatory environment, may affect our business or the economics of the transportation industry by requiring changes in operating practices that could impact the demand for, and increase the costs of providing, transportation services.
Environmental Regulations. We are subject to various environmental laws and regulations in the jurisdictions where we operate. In the U.S., these laws and regulations deal with the hauling, handling and disposal of hazardous materials, emissions from vehicles, engine-idling, fuel storage tanks and related fuel spillage and seepage, discharge and retention of storm water, and other environmental matters. We may be responsible for the cleanup of any spill or other incident involving hazardous materials caused by our business. In the past, we have been responsible for the cost to clean up diesel fuel spills caused by traffic accidents or other events, and none of these incidents materially affected our business or operations. We generally transport only hazardous materials rated as low-to-medium-risk, and only a small percentage of our total loads contain hazardous materials. We do not know of any existing environmental law, regulation nor condition that reasonably would be expected to have a material adverse effect on our business, capital expenditures, or operating results. However, future changes to environmental laws or regulations may impact our operations and could result in increased costs.
Other Regulations. We are subject to a variety of other U.S. and foreign laws and regulations, including, but not limited to, the Foreign Corrupt Practices Act and other anti-bribery and anti-corruption statutes, and trade compliance laws. We are also subject to state and U.S. federal laws and regulations addressing some types of cargo transported or stored by our subsidiaries, or transported pursuant to a government contract or subcontract. Violations or noncompliance could result in significant fines from governmental authorities and negatively impact our reputation, operations and financial condition.
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
Seasonality
Our revenue and profitability in the first and fourth quarters are typically lower than those during the second and third quarters of the calendar year. The productivity of our fleet historically decreases during the winter season, as it does for the industry in general, because inclement weather impedes operations. Additionally, we believe the decrease in the first quarter of the calendar year is due in part to the post-holiday reduction in demand experienced by many of our customers, which leads to less need for our services. It is not possible to reliably predict whether our historical revenue and profitability trends will continue to occur in future periods.
Human Capital Management
As a people-centric company with a strong customer service culture, we know that our ability to be an employer of choice and a business partner of choice are intertwined. We maintain an unwavering commitment to workplace inclusion and safety, professional growth opportunities and competitive total compensation. These and many other aspects of our culture create an engaging workplace for our employees and attract a high caliber of talent to our organization.
Our success also relies on our robust governance structure, our Code of Business Ethics and our commitment to being a good corporate citizen. And, ultimately, our actions are guided by our values — we are safe, accountable, forward-looking, respectful and committed to being world-class in every way.
Employee Base Profile
As of December 31, 2022, XPO had locations in 17 countries, with approximately 23,000 employees in North America, 14,500 employees in Europe and 300 employees in Asia. Our workforce is supplemented with approximately 3,400 temporary workers.
By geography, approximately 61% of our total employees are based in North America, 38% in Europe and less than 1% in Asia. By job description, approximately 65% of our employees work as drivers and dockworkers, 22% as operations and facility workers and the remainder work in support roles and other positions. In North America, approximately 85% of our employees have hourly roles and 15% have salaried positions.
By management level, 9% of our employees work in field supervisory and management positions. In 2022, we continued to expand our pipeline of women and ethnically or racially diverse employees at the middle and senior management level (manager or supervisor and above). The absolute number of females in managerial positions grew 23% cumulatively since 2020, while ethnically or racially diverse representation grew 34% in the same period.
By gender, approximately 14% of our total employees are female. When excluding drivers, dockworkers and mechanics, female representation reaches 38% globally. In North America, approximately 30% of our executive positions (vice president and above) and over 49% of our professional management positions, are held by women, representing increases of 2.7% and 4.2%, respectively, from 2021.
In 2022, our diversity representation continued to build, with over 55% of our new hire employees in the U.S. self-identifying as ethnically or racially diverse, representing a 1.4% increase from 2021. Over 41% of our U.S. employee population is ethnically or racially diverse, with our representation of Black and African American employees reflecting 20% of our total U.S. employee workforce, surpassing the U.S. census by eight percentage points. Approximately 30% of employees in managerial positions at XPO (manager or supervisor and above) in the U.S. identify as ethnically or racially diverse. 50% of our 2022 managerial promotions were earned by ethnically or racially diverse employees, up from 45% in 2021. Ethnically or racially diverse employees represent 23% of executive leadership positions (vice president and above), 29% of professional management roles, and 30% of operational management roles.
We are committed to transparency and promoting diversity of our workforce. In 2022, we publicly disclosed our 2022 EEO-1 report on our website, and expect to publish our 2023 EEO-1 report in the second quarter of 2023.
In the U.S., less than 1% of our employees are represented by a union with employee-initiated union decertifications at several of our facilities in California, New York and New Jersey. As of December 31, 2022, 85% of our employees in Europe are covered by a collective bargaining or similar agreement, a decrease of 3% from December 31, 2021.
Throughout 2022, we continued to make significant investments in direct employee communications, conducting both quarterly and annual engagement surveys and holding almost 3,000 roundtable discussions and safety and engagement committee meetings across our North American LTL network. We continue to be responsive to employee feedback in developing new, and enhancing existing, programs and experiences that support our culture of respect, appreciation and opportunity.
Diversity, Equity and Inclusion (“DE&I”). We take pride in having an inclusive workplace that encourages a diversity of skills and perspectives. We welcome employees of every gender identity, sexual orientation, race, ethnicity, national origin, religion, life experience and disability. Our employees take inclusivity training through our XPO University e-learning portal, and we engage in academic partnerships that advance diversity in higher education; these partnerships include our collaborations with Historically Black Colleges and Universities and the Hispanic Association of Colleges and Universities. We celebrate Black history, women’s history, LGBTQ+ pride, Hispanic heritage, Native American heritage, Asian American heritage and military veterans, and we sponsor multicultural employee resource groups.
ESG Initiatives in Long-Term Incentives. Our commitment to a culture of successive ESG achievements is demonstrated by our ESG scorecard, which defines more than 40 deliverables spanning a four-year period through 2023. The scorecard deliverables are linked to 25% of our top executives’ long-term incentive compensation and organized into six categories tied to performance: workforce and talent management, employee safety, sustainability, information security, diversity, equity and human capital management, and governance. Goals include targets for turnover rates, gender and ethnic diversity growth in managerial positions, and DOT recordable preventable accident frequency.
Health and Safety
The physical and emotional safety of our employees is our top priority, and we have numerous protocols in place to ensure a safe work environment. We work to decrease occupational injuries and illnesses through our Road to Zero program. Road to Zero instills safety and compliance awareness through education, mentoring, communication and on-the-job training. As part of this safety program, we track accident-free miles and recognize XPO drivers who have achieved a million-mile safety milestone. As of December 31, 2022, over 2,400 of our drivers have achieved the million-mile accident-free safety designation at XPO, with 252 drivers hitting this threshold in 2022. Our 2022 milestones included our first driver to reach four million accident-free miles and the highest driver safety record in XPO’s history. Further to our record on driver safety, our LTL driver training schools are led by veteran XPO drivers and reinforce our culture of safety.

In addition to physical well-being, we also consider emotional well-being to be an important part of workplace safety. Our Code of Business Ethics mandates zero tolerance of discrimination, harassment, retaliation, bullying and other unacceptable behaviors to ensure all employees feel welcome at work. Employees are provided with multiple channels to report any incidents, including through our open door policy, which allows employees to speak with any supervisor, manager or member of the HR team. Employees are also encouraged to report incidents anonymously through our EthicsPoint hotline or website.
We are diligent about prioritizing the physical and mental health of our employees, and have continued to improve our benefit offerings heading into 2023, including virtual physical therapy, “physicals on the go”, and improved employee assistance programs focused specifically on mental health support.
Employee Engagement and Development
At XPO, we regularly solicit feedback from our employees to gauge our progress, assess satisfaction and encourage constructive suggestions. Each quarter, our executive leadership asks our “wired” employees to submit their input through an anonymous online satisfaction survey. In the U.S., we also conduct an annual satisfaction survey of our “non-wired” frontline employees, in addition to holding regular roundtables and town halls. Based on employee feedback, we develop action plans at the business unit and facility levels to implement targeted improvements. Our annual engagement survey of the North American LTL business and our quarterly engagement survey both yielded approximately 80% participation rate in 2022, and employee satisfaction scores rose to their highest historical levels.
Additionally, we foster career development at all levels to recruit and retain the best talent available. Our career development infrastructure includes these areas of focus, among others:
Recruitment. We tailor our recruitment efforts by geography and job function using an array of channels and recruiting partnerships. This allows us to tailor our messaging to a diversity of candidates. For example, we advertise open positions on recruitment websites designed to reach women, the LGBTQ+ community, Blacks and African Americans, Hispanics, military veterans and those who are disabled. Our goal is to identify candidates who have the skills our customers need, or the desire to learn those skills. In 2022, we partnered with Partnership for Your Success (“PaYS”) to attract military veterans and WorkFit, the Down’s Syndrome Association’s employment program, among others.
Interactive Hiring. Our integrated approach to talent development begins with our robust digital recruitment platform, which includes online job previews, self-scheduled interviews, and pre-employment assessments to personalize the candidate experience for critical roles. Candidates who connect with us can choose roles that best match their interests and do so at their convenience. Our platform provides an efficient way for candidates to learn about XPO and our open positions, ensuring they choose roles that best match their interests and skill set, which then improves their onboarding experience and our employee retention rates.
Grow at XPO. Our hourly employee training program offers tailored skills development and mentoring for employees who aspire to grow into higher-paying positions with more responsibility. The program includes partnership with a “Grow Ambassador,” who helps guide experiential learning experience, curated courses from XPO University, job shadowing and intermittent “skills inventories” to evaluate progress. Grow at XPO is intended primarily to create opportunities for our hourly employees to ladder up to salaried positions.
XPO RISE. Our executive training program for high-potential managers launched in North America in 2021. It reflects our company’s commitment to promote from within and increase gender diversity in executive management roles. This initiative provides cross-functional leadership experience via special projects, peer-to-peer collaboration and mentoring from XPO executives.
XPO Accelerate. Our entry to mid-level training program is designed as a bridge between Grow at XPO and XPO RISE, and was launched in North America in September 2022. It prepares high-potential service center managers and support staff managers to be ready-now successors for director roles.

XPO Freight Management Training (“FMT”) Program. Our newly launched FMT program prepares individuals for supervisor roles in the field. Among our approximately 70 graduates this year, almost 56% were ethnically or racially diverse, almost 18% were female and over 26% formerly worked in the military.
XPO Graduate Programs (LTL). We maintain a strong “ready now” pipeline of future leaders for our operations by using blended learning techniques. These programs are designed to develop internal candidates who demonstrate high potential in supervisory roles, preparing them to become site leaders. The programs also help retain top talent by defining personalized development paths, and they attract new talent by differentiating XPO from our competitors.
LTL Driver Training Schools. XPO’s commercial truck driver training schools are essential to recruiting new drivers to XPO, as well as providing an avenue of career growth for XPO employees, such as our dockworkers. We offer free tuition to attend our driver schools, along with pay during training and an opportunity to gain full-time employment after earning a CDL-A. We also offer tuition reimbursement of up to $5,000 for any approved non-XPO driver training schools. In 2022, we operated 130 driver training locations and graduated over 1,700 students.
XPO University. Our learning and development platform encompasses online and in-person programs, including JumpStart onboarding, management training and skills development. In 2022, close to 1.7 million training hours were completed by our employees worldwide.
Expansive Total Rewards
Our total compensation package is instrumental to our rewarding workplace culture, and conveys our appreciation to employees for choosing XPO, including:
Competitive Wages. Separate from our annual merit and hourly pay increases covering the broader employee population in North America, we extended numerous additional wage increases throughout 2022 to approximately 5,000 eligible employees in over 80 locations. Additionally, in total across our North American LTL and European Transportation segments, we expanded our permanent employee population by 4% year-over-year with a net 1,384 new employees, as part of our ongoing investments in growth.
Comprehensive Benefits. We offer an extensive suite of benefits to support the health and well-being of our employees and their families, with many programs responsive to employee feedback. In the U.S., examples include:
•Pregnancy Care Policy: Guarantees up to 80 hours of paid prenatal leave and certain automatic accommodations, plus consideration of more significant accommodations while preserving existing wage rates.
•Family Bonding Policy: Provides an additional six weeks of 100% paid time off for the primary caregiver of a newborn or newly adopted child, and 100% paid time off for two weeks for a secondary caregiver.
•Tuition Reimbursement: Includes up to $5,250 annual reimbursement for continuing education, as well as academic discounts for more than 80 fields of online study and tuition-free commercial driver training.
•Additional Benefits: Includes virtual preventive health care, virtual physical therapy and diabetes management services at no cost to employees, as well as supplemental insurance, short-term loans and a personalized Total Rewards Statement.
In Europe, XPO’s benefit programs vary by country and are tailored to the needs of local markets. Examples include comprehensive healthcare and risk insurances, employee assistance programs covering mental, physical and financial well-being, commercial driver training, vocational coaching and training, and a full flexible benefits program in the U.K.

Community Involvement
In 2022, there were hundreds of examples of our company and employees giving back, including renewed support of Truckers Against Trafficking, Soles4Souls and Elves & More, among others. In Europe, XPO supported Over the Wall and expanded our 42-year partnership with the Tour de France through our selection as the official transport partner for the inaugural women’s competition, the Tour de France Femmes avec Zwift.
Information about our Executive Officers
The following information relates to each of our executive officers:

Name	Age	Position
Brad Jacobs	66	Executive Chairman of the Board
Mario Harik	42	Chief Executive Officer
Carl Anderson	53	Chief Financial Officer
Brad Jacobs has served as XPO’s executive chairman since November 2022, and served as the Company’s chairman and chief executive officer from September 2011 through October 2022. Mr. Jacobs led the spin-offs of GXO Logistics, Inc. and RXO, Inc. from XPO as separate public companies and has served as non-executive chairman of GXO and RXO from August 2021 and November 2022, respectively. Additionally, he is the managing member of Jacobs Private Equity, LLC. Prior to XPO, Mr. Jacobs led two other public companies: United Rentals, Inc., which he founded in 1997, and United Waste Systems, Inc., which he founded in 1989. He served as chairman of United Rentals from 1997 to 2007, and as chief executive officer from 1997 to 2003. He served as chairman and chief executive officer of United Waste Systems from 1989 to 1997.
Mario Harik has served as XPO’s chief executive officer since November 2022, after previously leading the Company’s North American less-than-truckload segment as president from October 2021 to October 2022. Additionally, he served as XPO’s chief information officer from November 2011 to October 2022 and XPO’s chief customer officer from 2021 to 2022. Mr. Harik has led numerous technological developments for global transportation and logistics operations, built comprehensive technology organizations and consulted to Fortune 100 companies. His prior positions include chief information officer and senior vice president of research and development with Oakleaf Waste Management; chief technology officer with Tallan, Inc.; co-founder of G3 Analyst, where he served as chief architect of web and voice applications; and solutions architect and consultant with Adea Solutions. Mr. Harik holds a master’s degree in engineering – information technology from Massachusetts Institute of Technology, and a degree in engineering – computer and communications from the American University of Beirut, Lebanon.
Carl Anderson has served as XPO’s chief financial officer since November 2022. Prior to XPO, he served as senior vice president and chief financial officer of Meritor, Inc. from March 2019 until October 2022. Meritor is a premier global supplier to the commercial vehicle, transportation and industrial sectors. Mr. Anderson’s prior positions with Meritor include group vice president of finance (March 2018 to March 2019); vice president and treasurer (February 2012 to March 2018); assistant treasurer (August 2009 to February 2012); and director of capital markets (September 2006 to August 2009). Earlier, he held leadership positions with General Motors Acceptance Corporation and First Chicago Corporation. He holds a master’s degree in business administration from Wayne State University and a bachelor’s degree in economics from Michigan State University.
Available Information
Our corporate website is www.xpo.com. On this website, you can access, free of charge, our reports on Forms 10-K, 10-Q and 8-K, as well as specialized disclosure reports on Form SD, Proxy Statements on Schedule 14A and amendments to these materials. Materials are available online as soon as reasonably practicable after we electronically submit them to the SEC. You can also access materials on our website regarding our corporate governance policies and practices, including our Corporate Governance Guidelines, Code of Business Ethics and the charters relating to the committees of our Board of Directors. You may request a printed copy of these materials without charge by writing to: Investor Relations, XPO, Inc., Five American Lane, Greenwich, Connecticut 06831.

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

We are subject to risks arising from the COVID-19 global pandemic (the “Pandemic”).
Our results of operations may continue to reflect the adverse impact from the Pandemic, including its impact on our supply chain and inflationary pressures. A pandemic or other public health epidemic, poses the risk that we or our employees, customers, suppliers, manufacturers and other commercial partners may be prevented from conducting business activities for an indefinite period of time, including due to the spread of the disease or shutdowns requested or mandated by governmental authorities.
The extent to which the Pandemic may have a material adverse effect on our future business, financial condition and results of operations will depend on many factors that are not within the Company's control, including but not limited to the Pandemic's path and effect, new variants and vaccination rates, potential supply chain disruptions and inflation, which can impact our key markets.
Risks related to Our Strategy and Operations
Our company-specific action plan to enhance network efficiencies and drive growth in our North American LTL business, and other management actions to improve our North American LTL business, may not be effective or timely, and may not improve our results of operations or cash flow from operations as planned.
We have undertaken a company-specific action plan to enhance network operating efficiencies and drive growth in our North American LTL business, including among other actions, increasing prices, expanding our driver school enrollment, increasing production capacity of our trailer manufacturing facility, and investing in the door count in our network of terminal facilities. The effectiveness and timeliness of these actions, which are and will be costly, and other management actions to improve our North American LTL business, may not result in the expected improvements in our results of operations or cash flow from operations in our North American LTL business.
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
We are implementing various cost and revenue initiatives to further increase our profitability, including advanced pricing analytics and revenue management tools, cross-selling to strategic accounts, LTL process improvements, workforce productivity, European margin expansion, global procurement and further back-office optimization. If we are not able to successfully implement these cost and revenue initiatives, our future financial results may suffer.
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
We may sell or otherwise divest our European business, which may have an adverse effect on our results of operations and cash flows, the market price of our common stock, and on our North American LTL business.
In potentially selling or otherwise divesting our European business, we may not realize the price we expect to receive when contemplating the divestment of the business, we may incur a loss in connection with a sale or other divestiture of the business, the market price of our common stock and the multiples at which our common stock trades may not increase following a sale or other divestiture of our European business, and/or we may incur ongoing transition obligations and costs that adversely impact our operations following a sale or other divestiture of our European business. We also would anticipate incurring material compensation, transactional and other expenses, in connection with entering into and/or completing a sale of our European business. Certain of these factors could have an adverse effect on our results of operations and cash flows, and the market price of our common stock.
A sale or other divestiture of our European business will result in us being a smaller, less diversified company with a more concentrated area of focus and less geographical diversification, as North American LTL would be our only remaining business. Following a potential sale or other divestiture of our European business, our Company likely would become more vulnerable to changing market conditions in the US, which could have a material adverse effect on our business, financial condition and results of operations. The diversification of our revenues, costs and cash flows will diminish as a result of a sale or other divestiture of our European business, and our ability to fund capital expenditures, investments and service our debt may be diminished. We may also incur ongoing costs and retain certain liabilities that were previously allocated to entities that are sold or otherwise divested. Those costs may exceed our estimates or could diminish the benefits we expect to realize.
Further, a sale or other divestiture of one or more of our business units may subject us to litigation. An unfavorable outcome of such litigation may result in a material adverse impact on our business, financial condition, cash flows or results of operations. In addition, regardless of the outcome, litigation proceedings can be costly, time-consuming, disruptive to our operations, and distracting to management.
There can be no assurance that a sale or other divestiture of our European business will occur, or about the terms or timing of a potential transaction.
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
In addition, if the performance of our reportable segments or an acquired business varies from our projections or assumptions, or if estimates about the future profitability of our reportable segments or an acquired business change, our revenues, earnings or other aspects of our financial condition could be adversely affected.

If we determine that our goodwill has become impaired, we may incur impairment charges, which would negatively impact our operating results.
At December 31, 2022, we had $1.5 billion of goodwill on our consolidated balance sheet. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. We assess potential impairment of our goodwill annually, or more frequently if an event or circumstance indicates an impairment loss may have been incurred. Impairment may result from significant changes in the manner or use of the acquired assets, in connection with the sale, spin off or other divestiture of a business unit, negative industry or economic trends and/or significant underperformance relative to historic or projected operating results. For example, in the fourth quarter of 2022 and in connection with the RXO spin-off, the number of our reporting units increased from three to five to reflect our new internal organization. Our five reporting units consist of North American LTL and four regions for our European Transportation business. In connection with the disaggregation of our European Transportation business from a single reporting unit into four separate reporting units, we performed an impairment test for each of the European Transportation reporting units and recorded an aggregate impairment charge of $64 million in the fourth quarter of 2022. For a discussion of our goodwill impairment testing, see “Critical Accounting Policies and Estimates - Evaluation of Goodwill” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
We have recently experienced changes in management and the composition of our Board of Directors and our future success will depend in part on our ability to manage these transitions successfully.
Primarily in connection with our spin-offs of RXO and GXO, we have experienced recent changes in management, including our chief executive officer and our chief financial officer, and the composition of our Board of Directors. Changes in management have the potential to disrupt our business, and any such disruption could adversely affect our operations, growth, financial condition and results of operations. Further, new members of management and the Board of Directors may have different perspectives on our operations and opportunities for our business, which may cause us to reduce or change the emphasis on the vision for our company.
Our success is dependent upon our ability to attract and retain qualified management in a highly competitive environment. Qualified individuals are in high demand, and we may incur significant costs to attract them, particularly at the executive level. We may face difficulty in attracting, retaining and compensating key talent for a number of reasons, including competitive market conditions and the need to align the vision of a new executive team with our Board of Directors’ vision for our company.
Replacing departing executives or directors can involve organizational disruption and uncertainty. If we fail to manage this transition successfully, we could experience significant delays or difficulty in the achievement of our strategic objectives and our business, financial condition and results of operations could be materially and adversely harmed.
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
The services we provide outside the U.S. are subject to risks resulting from changes in tariffs, trade restrictions, trade agreements, tax policies, difficulties in managing or overseeing foreign operations and agents, different liability standards, issues related to compliance with anti-corruption laws, such as the Foreign Corrupt Practices Act, the U.K. Bribery Act and Sapin II, data protection, trade compliance, and intellectual property laws of countries that do not protect our rights relating to our intellectual property, including our proprietary information systems, to the same extent as do U.S. laws. The occurrence or consequences of any of these factors may restrict our ability to operate in the affected region or decrease the profitability of our operations in that region. In addition, as we expand our business in foreign countries, we will be exposed to increased risk of loss from foreign currency fluctuations and exchange controls.
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
Fuel expense constitutes one of the greatest costs to our LTL and full truckload carrier operations, as well as to third-party transportation providers. Accordingly, we may be adversely affected by the timing and degree of fuel price fluctuations. As is customary in our industry, most of our customer contracts include fuel surcharge programs or other cost-recovery mechanisms to mitigate the effect of any fuel price increases over base amounts established in the contract. However, these mechanisms may not fully capture an increase in fuel price. Furthermore, market pressures may limit our ability to assess fuel surcharges in the future. The extent to which we are able to recover increases in fuel costs may be impacted by the amount of empty or out-of-route truck miles or engine idling time.
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
Our ability to achieve our environmental, social and governance goals are subject to risks, many of which are outside of our control, and our reputation could be harmed if we fail to meet such goals.
Companies across all industries are facing scrutiny from stakeholders related to ESG matters, including practices and disclosures related to environmental stewardship; social responsibility; diversity, equity and inclusion; and workplace rights. Our ability to achieve our ESG goals, including our goal to achieve carbon neutrality by 2050, and to accurately and transparently report our progress presents numerous operational, financial, legal and other risks, and may be dependent on the actions of third parties, all of which are outside of our control. If we are unable to meet our ESG goals or stakeholder expectations and industry standards, or if we are perceived to have not responded appropriately, our reputation could be negatively impacted. In addition, in recent years, investor advocacy groups and certain institutional investors have placed increasing importance on ESG matters. If, as a result of their assessment of our ESG practices, certain investors are unsatisfied with our actions or progress, they may reconsider their investment in our company. As the nature, scope and complexity of ESG reporting, diligence and disclosure requirements expand, including the SEC’s recently proposed disclosure requirements regarding, among other matters, GHG emissions, we may have to undertake additional costs to control, assess and report on ESG metrics. Any failure or perceived failure, whether or not valid, to pursue or fulfill our ESG goals, targets and objectives or to satisfy various ESG reporting standards within the timelines we announce, or at all, could increase the risk of litigation.
Risks related to Our Use of Technology
Our business will be seriously harmed if we fail to develop, implement, maintain, upgrade, enhance, protect and integrate our information technology systems, including those systems of any businesses that we acquire.
We rely heavily on our information technology systems in managing our business; they are a key component of our customer-facing services and internal growth strategy. In general, we expect our customers to continue to demand more sophisticated, fully integrated technology from their transportation providers. This process of continuous enhancement may lead to significant ongoing software development costs, which will continue to increase if we pursue new acquisitions of companies and their current systems. In addition, we may fail to accurately determine the needs of our customers or trends in the transportation industry. Any such failures could result in decreased demand for our services and a corresponding decrease in our revenues.
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
We may in the future be required to raise capital through public or private financing or other arrangements in order to pursue our growth strategy or operate our businesses. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business and/or our ability to execute our strategy. Further debt financing may involve restrictive covenants and could reduce our profitability. We also intend to pursue investment grade credit ratings, however, we may not be able to obtain them. Without investment grade credit ratings, we incur increased interest expense and borrowing costs and may have reduced access to financial markets to obtain additional debt financing or refinance our existing debt, potentially adversely affecting our financial condition and results of operations. If we cannot raise funds on acceptable terms, we may not be able to grow our business as planned or respond to competitive pressures.
We may be adversely affected by interest rate changes because of our floating rate credit facilities.
The Second Amended and Restated Revolving Loan Credit Agreement, as amended (the “ABL Facility”), and the senior secured term loan credit agreement, as amended (the “Term Loan Facility”), provide for an interest rate based on London Interbank Offered Rate (“LIBOR”) or a Base Rate, as defined in the agreements, plus an applicable margin. Our European trade receivables securitization program (the “Receivables Securitization Program”) provides for an interest rate at lenders’ cost of funds plus an applicable margin. Our financial position may be affected by fluctuations in interest rates since the ABL Facility, Term Loan Facility and Receivables Securitization Program are subject to floating interest rates. Refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” for the impact on interest expense of a hypothetical 1% increase in the interest rate. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A significant increase in interest rates could have an adverse effect on our financial position and results of operations. Additionally, the interest rates on some of our debt is tied to LIBOR. In July 2017, the head of the U.K.’s Financial Conduct Authority announced its intention to phase out the use of LIBOR by the end of 2021. However, for U.S. dollar-denominated (“USD”) LIBOR, only one-week and two-month USD LIBOR will cease to be published after 2021, and all remaining USD LIBOR tenors will continue being published until June 2023. In February 2023, we amended the terms of our ABL Facility, including transitioning the interest rate from LIBOR to other base rates, and we expect to similarly modify the interest rate basis in the Term Loan Facility in 2023. The uncertainty regarding the future of LIBOR, as well as the transition from LIBOR to another benchmark rate or rates, could have adverse impacts on our outstanding debt that currently uses LIBOR as a benchmark rate, and ultimately, adversely affect our financial condition and results of operations.
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
Our business in the past has been, and in the future could be, adversely affected by strikes and labor negotiations at seaports, labor disputes between railroads and their union employees, or by a work stoppage at one or more railroads or local trucking companies servicing rail or port terminals. Strikes and work stoppages also could occur at our own facilities. Port shutdowns and similar disruptions to major points in national or international transportation networks, most of which are beyond our control, could result in terminal embargoes, disrupt equipment and freight flows, depress volumes and revenues, increase costs and have other negative effects on our operations and financial results.
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
The majority of our employees involved in these organizing efforts rejected union representation. As of December 31, 2022, our employees had voted against union representation in 18 of the 28 union elections held since 2014.
In May 2020, LTL technicians at our Gary Hammond, IN shop ratified a contract negotiated between XPO and the Machinists union. In November 2021, the Gary Hammond facility lease expired and XPO closed that shop and the contract was therefore rendered null and void. In July 2021, LTL drivers and dockworkers at our Miami, FL service center and drivers at our Trenton, NJ service center ratified contracts negotiated between XPO and the Teamsters. Less than a year later, in April 2022, the Teamsters disclaimed interest in the Trenton, New Jersey service center and no longer represent our employees in Trenton. As of December 31, 2022, we are engaged in good faith bargaining with the Teamsters for a first contract at one location, King of Prussia, Pennsylvania, which covers approximately 58 employees.
In 2019, a majority of employees at our LTL service centers in Laredo, TX and Aurora, IL, voted to decertify the Teamsters as the employees’ representative. In December 2020, a majority of employees at our LTL service center in Cinnaminson, NJ also voted to decertify the Teamsters as their bargaining representative. Since August 2021, the Teamsters disclaimed interest in four of our LTL locations, including Bakersfield, California, Los Angeles, California, Trenton, New Jersey, and most recently, Albany, New York.
Since 2014, the Teamsters have withdrawn seven petitions seeking elections on behalf of LTL employees prior to the election being held, and the Machinists withdrew one petition for an LTL election on behalf of a small group of shop employees. Today, only 135 North American LTL employees are represented by a union, of which only 77 are subject to a collective bargaining agreement.
In January 2022, LTL employees at our Trenton, NJ service center filed a deauthorization petition with the NLRB seeking to withdraw the authority of the Teamsters to require union employees to pay union dues to retain their XPO jobs. The outcome of that vote is pending.
The White House Task Force on Worker Organizing and Empowerment released a report on February 7, 2022, with numerous pro-labor recommendations regarding, among others, federal government support of union organizing efforts. There can be no assurance that increased government regulation and enforcement in this area will not increase our costs or have an adverse effect on our results of operations, cash flows and business.
We cannot predict with certainty whether further organizing efforts may result in the unionization of any additional locations in the U.S. There can be no assurance that decertification will succeed at any of our facilities with union representation. If union efforts are successful, these efforts may result in increased costs and decreased efficiencies at the specific locations where representation is elected, and have an adverse effect on our results of operations, cash flows and business.
Risks related to the Spin-Offs
We may be unable to achieve some or all of the benefits that we expect to achieve from the spin-offs of GXO or RXO.
Although we believe that separating our logistics segment and tech-enabled broker transportation platform into stand-alone, publicly traded companies (the “Spin-offs”) has provided financial, operational and other benefits to us and our stockholders, we cannot provide assurance that we will achieve the full strategic and financial benefits expected from the spin-offs. If we do not realize the intended benefits of the spin-offs, we could suffer a material adverse effect on our business, financial conditions, results of operations and cash flows.
In connection with the Spin-offs each of the parties agreed to indemnify each other for certain liabilities. If we are required to pay under these indemnities to GXO or RXO, our financial results could be negatively impacted. The GXO and RXO indemnities may not be sufficient to hold us harmless from the full amount of liabilities for which GXO or RXO will be allocated responsibility, and GXO or RXO may not be able to satisfy its indemnification obligations in the future.
Pursuant to the separation and distribution agreements and certain other agreements between XPO and GXO and XPO and RXO, each party agrees to indemnify the other for certain liabilities, in each case for uncapped amounts. Indemnities that we may be required to provide GXO and RXO are not subject to any cap, may be significant and could negatively impact our business. Third parties could also seek to hold us responsible for any of the liabilities that GXO or RXO has agreed to retain. Any amounts we are required to pay pursuant to these indemnification obligations and other liabilities could require us to divert cash that would otherwise have been used in furtherance of our operating business. Further, the indemnities from GXO or RXO for our benefit may not be sufficient to protect us against the full amount of such liabilities, and GXO or RXO may not be able to fully satisfy its indemnification obligations.
Moreover, even if we ultimately succeed in recovering from GXO or RXO any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could negatively affect our business, results of operations and financial condition.

If the spin-off of RXO, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, XPO and XPO stockholders could be subject to significant tax liabilities. In addition, if certain internal restructuring transactions were to fail to qualify as transactions that are generally tax-free for U.S. federal or non-U.S. income tax purposes, we could be subject to significant tax liabilities.
It was a condition to the spin-off of RXO that we receive an opinion of outside counsel regarding the qualification of the spin-off, together with certain related transactions, as a “reorganization” within the meaning of Sections 355 and 368(a)(1)(D) of the Internal Revenue Code. The opinion of counsel was based upon and relied on, among other things, various facts and assumptions, as well as certain representations, statements and undertakings of XPO and RXO, including those relating to the past and future conduct of XPO and RXO. If any of these facts, assumptions, representations, statements or undertakings is, or becomes, inaccurate or incomplete, or if XPO or RXO breaches any of its representations or covenants contained in the separation agreement and certain other agreements and documents or in any documents relating to the opinion of counsel, the opinion of counsel may be invalid, and the conclusions reached therein could be jeopardized.
Notwithstanding receipt of the opinion of counsel, the U.S. Internal Revenue Service (the “IRS”) could determine that the spin-off of RXO and/or certain related transactions should be treated as taxable transactions for U.S. federal income tax purposes if it determines that any of the representations, assumptions or undertakings upon which the opinion of counsel was based are false or have been violated. In addition, the opinion of counsel will represent the judgment of such counsel and will not be binding on the IRS or any court, and the IRS or a court may disagree with the conclusions in the opinion of counsel. Accordingly, notwithstanding receipt of the opinion of counsel, there can be no assurance that the IRS will not assert that the spin-off of RXO and/or certain related transactions do not qualify for tax-free treatment for U.S. federal income tax purposes or that a court would not sustain such a challenge. In the event the IRS were to prevail with such challenge, XPO and XPO stockholders could be subject to significant U.S. federal income tax liability.
If the spin-off of RXO, together with certain related transactions, were to fail to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code, in general, for U.S. federal income tax purposes, XPO would recognize taxable gain as if it had sold the RXO common stock in a taxable sale for its fair market value (unless XPO and RXO jointly make an election under Section 336(e) of the Code with respect to the spin-off of RXO, in which case, in general, (a) XPO would recognize taxable gain as if RXO had sold all of its assets in a taxable sale in exchange for an amount equal to the fair market value of RXO common stock and the assumption of all its liabilities and (b) RXO would obtain a related step-up in the basis of its assets), and RXO stockholders who receive such RXO shares in the spin-off of RXO would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares.
If the spin-off of GXO, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, XPO and XPO stockholders could be subject to significant tax liabilities. In addition, if certain internal restructuring transactions were to fail to qualify as transactions that are generally tax-free for U.S. federal or non-U.S. income tax purposes, we could be subject to significant tax liabilities.
It was a condition to the spin-off of GXO that we receive an opinion of outside counsel regarding the qualification of the spin-off, together with certain related transactions, as a “reorganization” within the meaning of Sections 355 and 368(a)(1)(D) of the Internal Revenue Code. The opinion of counsel was based upon and relied on, among other things, various facts and assumptions, as well as certain representations, statements and undertakings of XPO and GXO, including those relating to the past and future conduct of XPO and GXO. If any of these facts, assumptions, representations, statements or undertakings is, or becomes, inaccurate or incomplete, or if XPO or GXO breaches any of its representations or covenants contained in the separation agreement and certain other agreements and documents or in any documents relating to the opinion of counsel, the opinion of counsel may be invalid, and the conclusions reached therein could be jeopardized.
Notwithstanding receipt of the opinion of counsel, the IRS could determine that the spin-off of GXO and/or certain related transactions should be treated as taxable transactions for U.S. federal income tax purposes if it determines that any of the representations, assumptions or undertakings upon which the opinion of counsel was based are false or have been violated. In addition, the opinion of counsel will represent the judgment of such counsel and will not be binding on the IRS or any court, and the IRS or a court may disagree with the conclusions in the opinion of counsel. Accordingly, notwithstanding receipt of the opinion of counsel, there can be no assurance that the IRS will not assert that the spin-off of GXO and/or certain related transactions do not qualify for tax-free treatment for U.S. federal income tax purposes or that a court would not sustain such a challenge. In the event the IRS were to prevail with such challenge, XPO and XPO stockholders could be subject to significant U.S. federal income tax liability.
If the spin-off of GXO, together with certain related transactions, were to fail to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code, in general, for U.S. federal income tax purposes, XPO would recognize taxable gain as if it had sold the GXO common stock in a taxable sale for its fair market value (unless XPO and GXO jointly make an election under Section 336(e) of the Code with respect to the spin-off of GXO, in which case, in general, (a) XPO would recognize taxable gain as if GXO had sold all of its assets in a taxable sale in exchange for an amount equal to the fair market value of GXO common stock and the assumption of all its liabilities and (b) GXO would obtain a related step-up in the basis of its assets), and GXO stockholders who receive such GXO shares in the spin-off of GXO would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares.
Risks related to Litigation and Regulations
We are involved in multiple lawsuits and are subject to various claims that could result in significant expenditures and impact our operations.
The nature of our business exposes us to the potential for various types of claims and litigation, including matters related to commercial disputes, labor and employment, workers’ compensation, personal injury, cargo and other property damage, environmental liability, insurance coverage, securities and other matters, including with respect to claims asserted under various other theories of agency or employer liability. Claims against us may exceed the amount of insurance coverage that we have or may not be covered by insurance at all. Businesses that we acquire also increase our exposure to litigation. Material increases in the frequency or severity of vehicular accidents, liability claims or workers’ compensation claims, or the unfavorable resolution of claims, or our failure to recover, in full or in part, under indemnity provisions with third-party transportation providers, could materially and adversely affect our operating results. Our involvement in the transportation of certain goods, including but not limited to hazardous materials, could also increase our exposure in the event that we or one of our third-party transportation providers is involved in an accident resulting in injury or contamination. In addition, significant increases in insurance costs or the inability to purchase insurance as a result of these claims could reduce our profitability.
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
Our operations are regulated and licensed by various governmental agencies in the U.S. and in foreign countries where we operate. These regulatory agencies have authority and oversight of domestic and international transportation services and related activities, licensure, motor carrier operations, safety and security and other matters. We must comply with various insurance and surety bond requirements to act in the capacities for which we are licensed. Our subsidiaries and third-party transportation providers must also comply with applicable regulations and requirements of various agencies. Through our subsidiaries and operations, we hold various licenses required to carry out our domestic and international services. These licenses permit us to provide services as a motor carrier and property broker. In addition, we are subject to regulations and requirements promulgated by the DOT, FMCSA, DHS, CBP, Canada Border Services Agency and various other international, domestic, state and local agencies and port authorities.
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
Future laws and regulations may be more stringent and may require changes to our operating practices that influence the demand for our services or require us to incur significant additional costs. We are unable to predict the impact that recently enacted and future regulations may have on our business. In particular, it is difficult to predict which, and in what form, FMCSA regulations may be modified or enforced, and what impact these regulations may have on motor carrier operations. If higher costs are incurred by us as a result of future changes in regulations, or by third-party transportation providers who pass increased costs on to us, this could adversely affect our results of operations to the extent we are unable to obtain a corresponding increase in price from our customers.

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
In June 2016, a majority of voters in the U.K. voted in favor of the U.K.’s withdrawal from the EU (“Brexit”) in a national referendum. On January 31, 2020, the U.K. withdrew from the EU. The referendum and subsequent withdrawal of the U.K. from the EU have created significant uncertainty about the future relationship between the U.K. and the EU and will have uncertain impacts on our transportation operations in Europe. In 2022, we derived approximately 11% of our revenue from the U.K. and an aggregate 28% from the rest of the European countries where we operate.
Following Brexit, the movement of goods between the U.K. and the remaining member states of the EU has become subject to additional inspections and documentation checks, which may create delays at ports of entry and departure and potential impacts on our ability to efficiently provide our transportation services. Moreover, currency volatility could drive a weaker U.K. pound which could result in a decrease in our reported consolidated financial results for the U.K., which are reported in U.S. dollars.

Any adverse consequences of Brexit, such as a deterioration in the U.K.’s or the EU’s economic condition, currency exchange rates, bilateral trade agreements or regulatory trade environment, including the potential imposition of tariffs, could reduce demand for our services in the U.K. or the EU or otherwise have a negative impact on our operations, financial condition and results of operations.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
As of December 31, 2022, we operated approximately 554 locations, primarily in North America and Europe. These facilities are located in all 48 contiguous U.S. states, as well as globally.

Segment	Leased Facilities	Owned Facilities	Customer Facilities (1)	Total
North American LTL	229	113	—	342
European Transportation	188	13	4	205
Corporate	7	—	—	7
Total	424	126	4	554
(1) Includes locations owned or leased by customers.
We lease our current executive office located in Greenwich, Connecticut, as well as various office facilities in the U.S., France, the U.K. and India to support our global executive and shared-services functions. We believe that our facilities are sufficient for our current needs.
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
As of February 7, 2023, there were approximately 99 registered holders of our common stock. We have never paid, and have no immediate plans to pay, cash dividends on our common stock.

Stock Performance Graph
The graph below compares the cumulative five-year total return of holders of our common stock with the cumulative performance of the Dow Jones Transportation Average index and the S&P 400 MidCap index. The graph assumes that the value of the investment in our common stock and each index was $100 on December 31, 2017 and that all dividends and other distributions, including the effect of spin-offs, were reinvested. The comparisons in the graph below are based on historical data and not indicative of, or intended to forecast, future performance of our common stock.

$175
$150
$125
$100
$75
$50
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
XPO, Inc.
Dow Jones Transportation Average
S&P 400 MidCap

	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
XPO, Inc.	$100.00	$62.28	$87.02	$130.15	$148.05	$100.98
Dow Jones Transportation Average	$100.00	$87.67	$105.94	$123.44	$164.44	$135.56
S&P 400 MidCap	$100.00	$88.92	$112.21	$127.54	$159.12	$138.34
Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
XPO is a leading provider of freight transportation services with company-specific avenues for value creation. We use our proprietary technology to move goods efficiently through our customers’ supply chains in North America and Europe. Our company has two reportable segments: North American Less-Than-Truckload (“LTL”), the largest component of our business, and European Transportation. Our North American LTL segment includes the results of our trailer manufacturing operations.
Strategic Actions
In March 2022, our Board of Directors approved a strategic plan for the spin-off of our tech-enabled brokered transportation platform as a new public company, separating it from our LTL business in North America; which was completed in 2022. Additionally, the plan included the sale of our intermodal operation, which was also completed in 2022; and the intended divestiture of our European business. There can be no assurance that the divestiture will occur, or of the terms or timing of a transaction.
RXO Spin-Off
On November 1, 2022, we completed the spin-off of our tech-enabled brokered transportation platform as a publicly traded company, RXO, Inc. (“RXO”). The transaction is intended to be tax-free to XPO and our shareholders for U.S. federal income tax purposes. The spin-off was accomplished by the distribution of 100% of the outstanding common stock of RXO to XPO shareholders. RXO is an independent public company trading under the symbol “RXO” on the New York Stock Exchange.
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
Divestiture of the Intermodal Operation
In March 2022, we completed the planned sale of our North American intermodal operation for cash proceeds of approximately $705 million, net of cash disposed and subject to customary post-closing working capital adjustments that remain ongoing. The pre-tax gain on sale was $430 million, net of transaction costs and working capital adjustments, and was included in Income from discontinued operations, net of taxes, for the year ended December 31, 2022. We agreed to provide certain specified customary transition services for a period not exceeding 12 months from the sale.
Discontinued Operations from Strategic Actions
In addition to the transactions related to our March 2022 strategic plan, we completed the spin-off of our logistics segment as GXO Logistics, Inc. (“GXO”) on August 2, 2021. The historical results of operations and the financial positions of GXO, RXO and our intermodal operation are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. The intermodal operation qualified to be accounted for as a discontinued operation after the spin-off of RXO because the sale of the intermodal operation and RXO were part of one strategic plan of disposal.

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
Additionally, economic inflation can have a negative impact on our operating costs, such as the rising costs of fleet maintenance, fuel and purchased transportation we experienced in 2022. We mitigate these costs by mechanisms in our customer contracts, including fuel surcharge clauses and general rate increases. In addition, the rise in interest rates increased our cost of capital in 2022. An economic recession could depress customer demand for transportation services.
Regarding the war between Russia and Ukraine, we have no direct exposure to those geographies. We cannot predict how global supply chain activities or the economy at large may be impacted by a prolonged war in Ukraine or sanctions imposed in response to the war, or whether future conflicts, if any, may adversely affect our results of operations.
Consolidated Summary Financial Results

	Years Ended December 31,			Percent of Revenue
(Dollars in millions)	2022	2021	2020	2022	2021	2020
Revenue	$7,718	$7,202	$6,168
Cost of transportation and services (exclusive of depreciation and amortization)	4,945	4,604	3,879	64.1%	63.9%	62.9%
Direct operating expense (exclusive of depreciation and amortization)	1,154	1,090	979	15.0%	15.1%	15.9%
Sales, general and administrative expense	678	756	746	8.8%	10.5%	12.1%
Depreciation and amortization expense	392	385	378	5.1%	5.3%	6.1%
Goodwill impairment	64	—	—	0.8%	—%	—%
Transaction and integration costs	58	36	67	0.8%	0.5%	1.1%
Restructuring costs	50	19	22	0.6%	0.3%	0.4%
Operating income	377	312	97	4.9%	4.3%	1.6%
Other income	(55)	(60)	(47)	(0.7)%	(0.8)%	(0.8)%
Debt extinguishment loss	39	54	—	0.5%	0.7%	—%
Interest expense	135	211	308	1.7%	2.9%	5.0%
Income (loss) from continuing operations before income tax provision (benefit)	258	107	(164)	3.3%	1.5%	(2.7)%
Income tax provision (benefit)	74	11	(54)	1.0%	0.2%	(0.9)%
Income (loss) from continuing operations	184	96	(110)	2.4%	1.3%	(1.8)%
Income from discontinued operations, net of taxes	482	245	227	6.2%	3.4%	3.7%
Net income	$666	$341	$117	8.6%	4.7%	1.9%

Year Ended December 31, 2022 Compared with Year Ended December 31, 2021
Our consolidated revenue for 2022 increased by 7.2% to $7.7 billion, from $7.2 billion in 2021. The increase primarily reflects growth in our LTL segment. Foreign currency movement decreased revenue by approximately 5.3 percentage points in 2022.

Cost of transportation and services (exclusive of depreciation and amortization) includes wages paid to employee drivers, fuel, maintenance and other costs of providing or procuring freight transportation for XPO.
Cost of transportation and services (exclusive of depreciation and amortization) in 2022 was $4.9 billion, or 64.1% of revenue, compared with $4.6 billion, or 63.9% of revenue, in 2021. The year-over-year increase as a percentage of revenue primarily reflects higher fuel costs, almost entirely offset by lower third-party transportation and compensation costs.
Direct operating expenses (exclusive of depreciation and amortization) are comprised of both fixed and variable expenses and consist of operating costs related to our LTL service centers and other operating facilities. Direct operating expenses (exclusive of depreciation and amortization) consist mainly of personnel costs, facility expenses and gains and losses on sales of property and equipment.
Direct operating expense (exclusive of depreciation and amortization) in 2022 was $1.2 billion, or 15.0% of revenue, compared with $1.1 billion, or 15.1% of revenue, in 2021. The increase in 2022 reflects higher compensation-related and facility costs and lower gains on sales of property and equipment. Direct operating expense in 2022 and 2021 included $60 million and $72 million, respectively, from gains on sales of property and equipment. As a percentage of revenue, direct operating expense in 2022 reflected the leveraging of compensation costs across a larger revenue base, almost entirely offset by the lower gains on sales of property and equipment.
Sales, general and administrative expense (“SG&A”) primarily consists of salary and benefit costs for our sales function and executive and certain administration functions, information technology expenses, professional fees, facility costs, bad debt expense and legal costs.
SG&A was $678 million in 2022, or 8.8% of revenue, compared with $756 million, or 10.5% of revenue, in 2021. The year-over-year decrease primarily reflects lower compensation-related costs and third-party professional fees. As a percentage of revenue, the year-over-year decrease reflects the leveraging of compensation-related costs across a larger revenue base.
Depreciation and amortization expense in 2022 was $392 million, compared with $385 million in 2021.
Goodwill impairment was $64 million in 2022 and related to our European Transportation reporting units. For more information, see critical accounting policies and estimates below.
Transaction and integration costs in 2022 were $58 million, compared with $36 million in 2021. Transaction and integration costs for 2022 are primarily comprised of stock-based compensation and third-party professional fees related to strategic initiatives. Transaction and integration costs for 2021 are primarily comprised of third-party professional fees related to strategic initiatives as well as retention awards paid to certain employees. We expect to incur additional transaction and integration costs related to rebranding and stock-based compensation in 2023 and 2024.
Restructuring costs in 2022 were $50 million, compared with $19 million in 2021. We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure, including actions in connection with spin-offs and divestment activities. For more information, see Note 6—Restructuring Charges to our Consolidated Financial Statements.
Other income primarily consists of pension income. Other income for 2022 was $55 million, compared with $60 million in 2021.
Debt extinguishment loss was $39 million in 2022, compared with $54 million in 2021. In 2022, we repurchased a portion of our outstanding 6.25% senior notes due 2025 (“Senior Notes due 2025”) and wrote-off related debt issuance costs and incurred a pre-payment penalty. In 2021, we redeemed our outstanding senior notes due 2022, 2023 and 2024 and wrote-off related debt issuance costs, incurred a pre-payment penalty on the redemption of the 2024 senior notes and incurred costs related to the amendment of our term loan credit agreement.

Interest expense for 2022 decreased 36.0% to $135 million, from $211 million in 2021. The decrease in interest expense reflected the lower average debt balances. We anticipate interest expense to be between $185 million and $195 million in 2023.
Our consolidated income from continuing operations before income taxes in 2022 was $258 million, compared with $107 million in 2021. The increase primarily was driven by higher operating income and lower interest expense and debt extinguishment loss. With respect to our U.S. operations, income from continuing operations before income taxes was income of $303 million in 2022, compared with income of $108 million in 2021. The increase was primarily due to higher revenue, partially offset by higher fuel, third-party transportation and personnel costs. Additionally impacting the increase in 2022 were lower interest expense and debt extinguishment loss. With respect to our non-U.S. operations, loss from continuing operations before income taxes was $45 million in 2022, compared with a loss of $1 million in 2021. The increase in the loss was primarily due to higher fuel costs and the goodwill impairment charge of $64 million in 2022, partially offset by lower personnel costs.
Our effective income tax rates were 28.6% and 10.4% in 2022 and 2021, respectively. The increase in our effective income tax rate for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily driven by increased pre-tax book income coupled with a decreased impact from discrete items. For the year ended December 31, 2022, our effective tax rate was impacted by the non-deductible goodwill impairment charge and $10 million of non-deductible compensation.
For the year ended December 31, 2021, our effective tax rate was impacted by discrete tax benefits of $45 million related to a tax planning initiative that resulted in the recognition of a long-term capital loss partially offset by discrete tax expenses of $39 million related to foreign valuation allowances, of which $34 million of the valuation allowances were transferred to GXO. Additionally, impacting the year ended December 31, 2021, were $8 million of non-deductible compensation and discrete tax benefits of $4 million related to stock-based compensation.
Year Ended December 31, 2021 Compared with Year Ended December 31, 2020
Our consolidated revenue for 2021 increased by 16.8% to $7.2 billion, from $6.2 billion in 2020. The increase primarily reflects growth in both our LTL and European Transportation segments and the negative impact of COVID-19 in 2020, which decreased demand for our services. Foreign currency movement increased revenue by approximately 2.0 percentage points in 2021.
Cost of transportation and services (exclusive of depreciation and amortization) in 2021 was $4.6 billion, or 63.9% of revenue, compared with $3.9 billion, or 62.9% of revenue in 2020. The year-over-year increase as a percentage of revenue reflects the constrained labor market, which resulted in higher third-party transportation costs, as well as higher fuel costs. These increases were partially offset by lower compensation-related costs.
Direct operating expense (exclusive of depreciation and amortization) in 2021 was $1.1 billion, or 15.1% of revenue, compared with $1.0 billion, or 15.9% of revenue, in 2020. The year-over-year decrease as a percentage of revenue was primarily driven by lower COVID-19 related costs as well as the leveraging of compensation and facilities costs across a larger revenue base. Additionally, 2021 and 2020 included $72 million and $90 million, respectively, from gains on sales of property and equipment.
SG&A was $756 million in 2021, or 10.5% of revenue, compared with $746 million, or 12.1% of revenue, in 2020. The year-over-year decrease as a percentage of revenue was primarily driven by lower self-insurance and share-based compensation expenses and third-party professional fees. These impacts were partially offset by higher employee healthcare costs.
Depreciation and amortization expense in 2021 was $385 million, compared with $378 million in 2020.
Transaction and integration costs in 2021 were $36 million, compared with $67 million in 2020. Transaction and integration costs for 2021 and 2020 are primarily comprised of third-party professional fees related to strategic initiatives, including the GXO spin-off, as well as retention awards paid to certain employees. Additionally, transaction and integration costs for 2020 included professional fees related to our previously announced exploration of strategic alternatives that was terminated in March 2020.

Restructuring costs in 2021 were $19 million, compared with $22 million in 2020. We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure, including actions in connection with our spin-off of GXO and in response to COVID-19. For more information, see Note 6—Restructuring Charges to our Consolidated Financial Statements.
Other income primarily consists of pension income. Other income for 2021 was $60 million, compared with $47 million in 2020. The year-over-year increase reflects $15 million of higher net periodic pension income in 2021, partially offset by lower foreign currency income in 2021.
Interest expense for 2021 decreased 31.5% to $211 million, from $308 million in 2020. The decrease in interest expense reflected the lower average debt balances, including the redemption of our senior notes and amendment of our term loan agreement.
Our consolidated income (loss) from continuing operations before income taxes in 2021 was income of $107 million, compared with a loss of $164 million in 2020. The increase primarily was driven by higher operating income and lower interest expense, partially offset by the debt extinguishment loss recorded in 2021. With respect to our U.S. operations, income from continuing operations before income taxes was income of $108 million in 2021, compared with a loss of $128 million in 2020. The increase was primarily due to higher revenue, in part from the negative impact of COVID-19 on our 2020 results, and lower insurance and third-party professional fees, partially offset by higher third-party transportation, fuel and personnel costs. Additionally impacting the increase was lower interest expense, partially offset by the debt extinguishment loss recorded in 2021. With respect to our non-U.S. operations, loss from continuing operations before income taxes was $1 million in 2021, compared with a loss of $36 million in 2020. The decrease in the loss was primarily due to higher revenues, in part from the negative impact of COVID-19 on our 2020 results, partially offset by higher third-party transportation, fuel and personnel costs.
Our effective income tax rates were 10.4% and 33.1% in 2021 and 2020, respectively. The decrease in our effective income tax rate for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily driven by increased pre-tax book income and the impact of discrete items. For the year ended December 31, 2021, our effective tax rate was impacted by discrete tax benefits of $45 million related to a tax planning initiative that resulted in the recognition of a long-term capital loss partially offset by discrete tax expenses of $39 million related to foreign valuation allowances, of which $34 million of the valuation allowances were transferred to GXO. Additionally, impacting the year ended December 31, 2021, were $8 million of non-deductible compensation and discrete tax benefits of $4 million related to stock-based compensation.
For the year ended December 31, 2020, our effective tax rate was impacted primarily by a pre-tax book loss, $7 million of contribution and margin-based taxes, foreign rate differential benefit of $3 million, discrete tax benefits of $14 million related to stock-based compensation and $7 million related to provision to return adjustments, partially offset by a discrete tax expense of $3 million related to changes in reserves for uncertain tax positions.
Segment Financial Results
Our chief operating decision maker (“CODM”) regularly reviews financial information at the operating segment level to allocate resources to the segments and to assess their performance. Our CODM evaluates segment profit (loss) based on adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), which we define as income (loss) from continuing operations before debt extinguishment loss, interest expense, income tax, depreciation and amortization expense, goodwill impairment charges, transaction and integration costs, restructuring costs and other adjustments. See Note 4—Segment Reporting and Geographic Information for further information and a reconciliation of Adjusted EBITDA to Income (loss) from continuing operations.

North American Less-Than-Truckload Segment

	Years Ended December 31,			Percent of Revenue
(Dollars in millions)	2022	2021	2020	2022	2021	2020
Revenue	$4,645	$4,125	$3,546
Adjusted EBITDA	1,012	906	764	21.8%	22.0%	21.5%
Depreciation and amortization expense	239	227	225	5.1%	5.5%	6.3%
Year Ended December 31, 2022 Compared with Year Ended December 31, 2021
Revenue in our North American LTL segment increased 12.6% to $4.6 billion in 2022, compared with $4.1 billion in 2021. Revenue included fuel surcharge revenue of $1.0 billion and $632 million, respectively, for the years ended December 31, 2022 and 2021.
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

	Years Ended December 31,
	2022	2021	Change %
Pounds per day (thousands)	70,163	71,739	(2.2)%
Gross revenue per hundredweight, excluding fuel surcharges	$21.18	$19.80	7.0%
The year-over-year increase in revenue for 2022 reflects an increase in gross revenue per hundredweight. The decrease in weight per day for 2022 reflects lower shipments per day.
Adjusted EBITDA was $1.0 billion, or 21.8% of revenue, in 2022, compared with $906 million, or 22.0% of revenue, in 2021. Adjusted EBITDA included gains from real estate transactions of $55 million and $62 million, respectively, for the years ended December 31, 2022 and 2021. Additionally, Adjusted EBITDA in 2022 reflected higher revenue, partially offset by increased compensation and fuel costs, as well as higher purchased transportation costs, in part due to inflation.
Depreciation and amortization expense increased in 2022 compared with 2021 due to the impact of prior capital investments, in particular tractors and trailers.
Year Ended December 31, 2021 Compared with Year Ended December 31, 2020
Revenue in our North American LTL segment increased 16.3% to $4.1 billion in 2021, compared with $3.5 billion in 2020. Revenue included fuel surcharge revenue of $632 million and $433 million, respectively, for the years ended December 31, 2021 and 2020.
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

Adjusted EBITDA was $906 million, or 22.0% of revenue, in 2021, compared with $764 million, or 21.5% of revenue, in 2020. The increase in Adjusted EBITDA was primarily driven by higher revenue and pension income, partially offset by higher personnel, third-party transportation and fuel costs. Additionally, Adjusted EBITDA for 2021 included lower year-over-year gains from real estate transactions, including a $62 million gain in 2021, compared with $77 million in 2020.
European Transportation Segment

	Years Ended December 31,			Percent of Revenue
(Dollars in millions)	2022	2021	2020	2022	2021	2020
Revenue	$3,073	$3,077	$2,622
Adjusted EBITDA	169	165	87	5.5%	5.4%	3.3%
Depreciation and amortization expense	128	140	128	4.2%	4.5%	4.9%
Year Ended December 31, 2022 Compared with Year Ended December 31, 2021
Revenue in our European Transportation segment decreased 0.1% to $3.07 billion in 2022, compared with $3.08 billion in 2021. Foreign currency movement decreased revenue by approximately 12.3 percentage points in 2022. The increase in revenue compared to 2021, after taking into effect the impact of foreign currency movement, primarily reflects higher fuel surcharge revenue.
Adjusted EBITDA was $169 million, or 5.5% of revenue in 2022, compared with $165 million, or 5.4% of revenue, in 2021. The increase in Adjusted EBITDA was primarily driven by lower compensation-related and third-party transportation costs, partially offset by higher fuel costs and the impact of inflation.
Depreciation and amortization expense decreased in 2022 compared with 2021 primarily due to the impact of foreign currency movement.
Year Ended December 31, 2021 Compared with Year Ended December 31, 2020
Revenue in our European Transportation segment increased 17.4% to $3.1 billion in 2021, compared with $2.6 billion in 2020. Foreign currency movement increased revenue by approximately 4.7 percentage points in 2021. The increase in revenue compared to 2020 reflects improving market conditions in the economic recovery from the COVID-19 pandemic, partially offset by the impact of the global semiconductor shortage, which constrained customer demand for freight transportation services in Europe.
Adjusted EBITDA was $165 million, or 5.4% of revenue in 2021, compared with $87 million, or 3.3% of revenue, in 2020. The increase in Adjusted EBITDA was primarily driven by the higher revenue, partially offset by higher third-party transportation, fuel and compensation costs.
Depreciation and amortization expense increased in 2021 compared with 2020 primarily due to the impact of foreign currency movement.
Liquidity and Capital Resources
Our cash and cash equivalents balance was $460 million as of December 31, 2022, compared to $228 million as of December 31, 2021. Our principal existing sources of cash are (i) cash generated from operations; (ii) borrowings available under our Second Amended and Restated Revolving Loan Credit Agreement, as amended (the “ABL Facility”); (iii) proceeds from the issuance of other debt; and (iv) proceeds from divestiture activities. As of December 31, 2022, we have $470 million available to draw under our ABL Facility, based on a borrowing base of $472 million and outstanding letters of credit of $2 million. Additionally, under a credit agreement, we have a $200 million uncommitted secured evergreen letter of credit facility, under which we have issued $172 million in aggregate face amount of letters of credit as of December 31, 2022.

In connection with the spin-off of RXO, effective November 4, 2022, the commitments under the ABL Facility were reduced from $1.0 billion to $600 million with no further action by any of the parties thereto. There were no other significant changes made to the terms of the facility at that time. In February 2023, we amended our existing ABL Facility to, among other things: (i) extend the maturity date to April 30, 2026 (subject, in certain circumstances, to a springing maturity if more than $250 million of our existing term loan debt or certain refinancings thereof remain outstanding 91 days prior to their respective maturity dates); (ii) replace LIBOR-based benchmark rates applicable to loans outstanding with Secured Overnight Financing Rate-based rates; (iii) reduce the sublimit for issuance of letters of credit to $200 million; (iv) reduce the sublimit for borrowings in Canadian Dollars to $50 million; (v) exclude real property from the collateral securing the obligations and (vi) make certain other changes to the covenants and other provisions therein. The aggregate commitment of all lenders under the amended ABL Facility remains equal to $600 million.
As of December 31, 2022, we had approximately $930 million of total liquidity. We continually evaluate our liquidity requirements in light of our operating needs, growth initiatives and capital resources. We believe that our existing liquidity and sources of capital are sufficient to support our operations over the next 12 months.
Trade Receivables Securitization and Factoring Programs
We sell certain of our trade accounts receivable on a non-recourse basis to third-party financial institutions under factoring agreements. We also sell trade accounts receivable under a securitization program for our European transportation business. We use trade receivables securitization and factoring programs to help manage our cash flows and offset the impact of extended payment terms for some of our customers. For more information, see Note 2 —Basis of Presentation and Significant Accounting Policies to our Consolidated Financial Statements.
The maximum amount of net cash proceeds available at any one time under our securitization program, inclusive of any unsecured borrowings, is €200 million (approximately $214 million as of December 31, 2022). As of December 31, 2022, €1 million (approximately $2 million) was available under the program, subject to having sufficient receivables available to sell and with consideration to amounts previously sold.
Under the program, we service the receivables we sell on behalf of the purchasers, which gives us visibility into the timing of customer payments. The benefit to our cash flow includes the difference between the cash consideration in the table below and the amount we collected as a servicer on behalf of the purchasers. In both 2022 and 2021, we collected cash as servicer of $1.7 billion.
Information related to the trade receivables sold was as follows:

	Years Ended December 31,
(In millions)	2022	2021	2020
Securitization programs
Receivables sold in period	$1,744	$1,726	$1,377
Cash consideration	1,744	1,726	1,377

Factoring programs
Receivables sold in period	111	64	75
Cash consideration	111	64	75
Term Loan Facilities
In 2021, we amended our senior secured term loan credit agreement (the “Term Loan Credit Agreement”) to consolidate our tranches and lower the interest rate and recorded a debt extinguishment loss of $3 million due to this amendment. For more information on this amendment, refer to Note 12—Debt to our Consolidated Financial Statements.

Senior Notes
In November 2022, we repurchased $408 million of the then $520 million outstanding Senior Notes due 2025 in a cash tender offer. Holders of the Senior Notes due 2025 received total consideration of $1,022.50 per $1,000.00 principal amount of notes tendered and accepted for purchase, plus accrued and unpaid interest. We paid for the tender using cash received from RXO in connection with its spin-off. We recorded a debt extinguishment loss of $13 million due to this repurchase in the fourth quarter of 2022.
In April 2022, we redeemed $630 million of the then $1.15 billion outstanding principal amount of the Senior Notes due 2025. The redemption price for the notes was 100% of the principal amount plus a premium, as defined in the indenture, of approximately $21 million and accrued and unpaid interest. We paid for the redemption using available liquidity. We recorded a debt extinguishment loss of $26 million due to this redemption in 2022.
In 2021, we redeemed our outstanding 6.125% senior notes due 2023 (“Senior Notes due 2023”), 6.75% senior notes due 2024 (“Senior Notes due 2024”) and 6.50% senior notes due 2022 (“Senior Notes due 2022”). The redemption price for the Senior Notes due 2023 and Senior Notes due 2022 was 100.0% of the principal amount, plus accrued and unpaid interest and the redemption price for the Senior Notes due 2024 was 103.375% of the principle amount, plus accrued and unpaid interest. We paid for the redemptions using available cash, net proceeds from a debt issuance and equity offering and cash received from GXO of approximately $794 million. We recorded debt extinguishment losses of $51 million related to these redemptions.
In 2020, we completed private placements of $1.15 billion aggregate principal amount of Senior Notes due 2025. Net proceeds from the notes were initially invested in cash and cash equivalents and were subsequently used in 2021 to redeem our outstanding Senior Notes due 2022 as described above.
Share Issuance
In 2021, we completed a registered underwritten offering of 5.0 million shares of our common stock at a public offering price of $138.00 per share, plus an additional 750,000 shares of our common stock through an option granted to underwriters. Of the 5.0 million shares, we offered 2.5 million shares directly and 2.5 million shares were offered by Jacobs Private Equity, LLC (“JPE”), an entity controlled by the Company’s executive chairman. The additional 750,000 purchased shares were also split equally between us and JPE. We received approximately $384 million of proceeds, net of fees and expenses, from the sale of the shares and used them to repay a portion of our outstanding borrowings and for general corporate purposes. XPO did not receive any proceeds from the sale of shares by JPE.
Series A Convertible Perpetual Preferred Stock (“Preferred Stock”) and Warrants
Commencing the fourth quarter of 2020, holders of our Preferred Stock and warrants exchanged their holdings for our common stock or a combination of our common stock and cash. These exchanges were intended to simplify our equity capital structure, including in contemplation of the GXO spin-off. With respect to the Preferred Stock, through December 31, 2020, 69,445 shares were exchanged, and we issued 9.9 million shares of common stock and paid $22 million of cash. The $22 million was reflected as a Preferred Stock conversion charge in 2020 in the accompanying consolidated financial statements. With respect to the warrants, through December 31, 2020, 0.3 million warrants were exchanged, and we issued 0.3 million shares of common stock. In 2021, the remaining 1,015 preferred shares were exchanged, and we issued 0.1 million shares of common stock. With respect to the warrants, in 2021, 9.8 million warrants were exchanged, and we issued 9.2 million shares of common stock. The warrants exchanged included holdings of JPE. Subsequent to the exchange in 2021, there are no shares of Preferred Stock or warrants outstanding.

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
There were no share repurchases in 2022 or 2021. Our remaining share repurchase authorization as of December 31, 2022 is $503 million. In 2020, two million shares were repurchased and retired at an aggregate value of $114 million, or $66.58 average per share. The share purchases in 2020 were funded by our available cash and proceeds from our 2019 debt offerings.
Loan Covenants and Compliance
As of December 31, 2022, we were in compliance with the covenants and other provisions of our debt agreements. Any failure to comply with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
LIBOR
Uncertainty related to the London Interbank Offered Rate (“LIBOR”) phase-out by June 2023 for USD LIBOR with greater than two-month maturities may adversely impact the value of, and our obligations under, our ABL and term loan facilities. In February 2023, we amended the terms of our ABL, including transitioning the interest rate from LIBOR to other base rates, and we expect to similarly modify the interest rate basis in the Term Loan Facility in 2023. See the applicable discussion under Item 1A, “Risk Factors.”
Sources and Uses of Cash
Our cash flows from operating, investing and financing activities from continuing operations, as reflected on our Consolidated Statements of Cash Flows, are summarized as follows:

	Years Ended December 31,
(In millions)	2022	2021	2020
Net cash provided by operating activities from continuing operations	$824	$490	$296
Net cash used in investing activities from continuing operations	(404)	(141)	(70)
Net cash provided by (used in) financing activities from continuing operations	(861)	(1,933)	1,154
During 2022, we: (i) generated cash from operating activities from continuing operations of $824 million; (ii) generated proceeds from sales of property and equipment of $88 million and (iii) received a distribution from RXO of $312 million. We used cash during this period primarily to: (i) purchase property and equipment of $521 million; (ii) redeem a portion of our Senior Notes due 2025 for $1.1 billion and (iii) make payments on debt and finance leases of $61 million.
During 2021, we: (i) generated cash from operating activities from continuing operations of $490 million; (ii) generated proceeds from sales of property and equipment of $131 million; (iii) received a distribution from GXO of $794 million and (iv) generated proceeds of $384 million from the issuance of common stock. We used cash during this period primarily to: (i) purchase property and equipment of $269 million; (ii) redeem our senior notes due 2022, 2023 and 2024 for $2.8 billion; (iii) repay our ABL Facility borrowings of $200 million and (iv) make payments on debt and finance leases of $80 million.
During 2020, we: (i) generated cash from operating activities from continuing operations of $296 million; (ii) generated proceeds from sales of property and equipment (primarily real estate) of $175 million and (iii) received net proceeds of $1.4 billion from our issuances of debt and short-term borrowings. We used cash during this period primarily to: (i) purchase property and equipment of $249 million; (ii) repurchase common stock of $114 million and (iii) make payments on debt and finance leases of $65 million.
Cash flows from operating activities from continuing operations for 2022 increased by $334 million compared with 2021. The increase in 2022 compared with 2021 reflects: (i) higher income from continuing operations of $88 million; (ii) higher non-cash deferred tax and stock compensation expenses of $119 million, that are added back to income from continuing operations in determining cash flow from operating activities; (iii) a $64 million non-cash goodwill impairment charge recognized in 2022, that also is added back in the determination of operating cash flows and (iv) the impact of operating assets and liabilities generating $1 million of cash in 2022, compared with utilizing $30 million of cash in 2021. Additionally, cash paid for interest was $108 million lower in 2022 compared to 2021.
Cash flows from operating activities from continuing operations for 2021 increased by $194 million compared with 2020. The increase reflects higher income from continuing operations of $206 million for 2021 compared with 2020, partially offset by the impact of operating assets and liabilities utilizing $30 million of cash in 2021, compared with generating $92 million of cash in 2020. Additionally, cash paid for interest was $61 million lower in 2021 and cash paid for taxes was $41 million higher in 2021 as compared to 2020.
As of December 31, 2022, we had $891 million of operating lease and related interest payment obligations, of which $137 million is due within the next twelve months. Additionally, we had operating leases that have not yet commenced with future undiscounted lease payments of $52 million. These operating leases will commence in 2023 with initial lease terms of 9 years to 15 years. For further information on our operating leases and their maturities, see Note 8—Leases to our Consolidated Financial Statements.
Investing activities from continuing operations used $404 million of cash in 2022 compared with $141 million used in 2021 and $70 million used in 2020. During 2022, we used $521 million of cash to purchase property and equipment and received $88 million from sales of property and equipment and $29 million from the settlement of cross currency swaps. During 2021, we used $269 million of cash to purchase property and equipment and received $131 million of cash from sales of property and equipment. During 2020, we used $249 million of cash to purchase property and equipment and received $175 million of cash from sales of property and equipment. We anticipate gross capital expenditures to be between $500 million and $600 million in 2023, funded by cash on hand and available liquidity.
Financing activities from continuing operations used $861 million of cash in 2022 compared with $1.9 billion of cash used in 2021 and $1.2 billion of cash generated in 2020. The primary uses of cash from financing activities during 2022 were $1.1 billion used to redeem a portion of the Senior Notes due 2025 and $61 million used to repay borrowings. The primary source of cash from financing activities from continuing operations during 2022 was $312 million of net proceeds from a distribution from RXO, which included net proceeds from RXO’s debt offerings. The primary uses of cash from financing activities from continuing operations during 2021 were $2.8 billion used to redeem the senior notes due 2022, 2023 and 2024 and $200 million used to repay borrowings under our ABL Facility. The primary sources of cash from financing activities from continuing operations during 2021 were $794 million of proceeds from a distribution from GXO and $384 million of net proceeds from our common offering. In 2021, GXO completed a debt offering and used the net proceeds to fund a cash payment from GXO to XPO. The primary sources of cash from financing activities from continuing operations in 2020 were $1.1 billion of net proceeds from the issuance of Senior Notes due 2025; $200 million of proceeds from borrowings on our ABL Facility, net of payments, and $23 million from net borrowings related to our securitization program. The primary uses of cash from financing activities from continuing operations in 2020 were $114 million used to repurchase XPO common stock and $65 million used to repay debt and finance leases.
As of December 31, 2022, we had $2.4 billion total outstanding principal amount of debt, excluding finance leases. We have no significant debt maturities until 2025. Interest on our ABL and Term Loan facilities are variable, while interest on our senior notes are at fixed rates. Future interest payments associated with our debt total $510 million at December 31, 2022, with $148 million payable within 12 months, and are estimated based on the principal amount of debt and applicable interest rates as of December 31, 2022. Additionally, as of December 31, 2022, we have $224 million of finance lease and related interest payment obligations, of which $59 million is due within the next twelve months. For further information on our debt facilities and maturities, see Note 12—Debt to our Consolidated

Financial Statements. For further information on our finance lease maturities, see Note 8—Leases to our Consolidated Financial Statements.
Defined Benefit Pension Plans
We sponsor both funded and unfunded defined benefit plans for some employees in the U.S. Historically, we have realized income, rather than expense, from these plans. We generated aggregate income from our plans of $60 million in 2022, $61 million in 2021 and $48 million in 2020. The plans have been generating income due to their funded status and because they do not allow for new plan participants or additional benefit accruals.
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
The discount rates used in determining the net periodic benefit costs and benefit obligations are as follows:

	Qualified Plans		Non-Qualified Plans
	2022	2021	2022	2021
Discount rate - net periodic benefit costs	2.43%	1.96%	1.70% - 2.23%	1.11% - 1.71%
Discount rate - benefit obligations	5.42%	2.84%	5.29% - 5.42%	2.19% - 2.72%
An increase or decrease of 25 basis points in the discount rate would decrease or increase our 2022 pre-tax pension income by approximately $3 million.
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
For the year ended December 31, 2022, our expected return on plan assets was $106 million, compared to the actual return on plan assets of $(446) million. The actual annualized return on plan assets for 2022 was approximately (22)%, which was below the expected return on asset assumption for the year due to negative performance in the long duration fixed income market environment, which represented 90% of the portfolio, along with negative performance from the domestic and international equity markets. An increase or decrease of 25 basis points in the expected return on plan assets would increase or decrease our 2022 pre-tax pension income by approximately $5 million.

Actuarial Gains and Losses
Changes in the discount rate and/or differences between the expected and actual rate of return on plan assets results in unrecognized actuarial gains or losses. For our defined benefit pension plans, accumulated unrecognized actuarial losses were $142 million as of December 31, 2022. The portion of the unrecognized actuarial gain/loss that exceeds 10% of the greater of the projected benefit obligation or the fair value of plan assets at the beginning of the year is amortized and recognized as income/expense over the estimated average remaining life expectancy of plan participants.
Effect on Results
The effects of the defined benefit pension plans on our results consist primarily of the net effect of the interest cost on plan obligations and the expected return on plan assets. We estimate that the defined benefit pension plans will contribute annual pre-tax income in 2023 of $18 million.
Funding
In determining the amount and timing of pension contributions, we consider our cash position, the funded status as measured by the Pension Protection Act of 2006 and generally accepted accounting principles, and the tax deductibility of contributions, among other factors. We contributed $5 million and $6 million in 2022 and 2021 to the non-qualified plans, respectively, and we estimate that we will contribute $5 million in 2023.
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
For our 2022 and 2021 annual goodwill assessments, which were performed as of August 31, we performed a step-zero qualitative analysis for each of the three reporting units that existed at the time of the assessments. Based on the qualitative assessments performed, we concluded that it was not more-likely-than-not that the fair value of each of our reporting units was less than their carrying amounts and, therefore, further quantitative analysis was not performed, and we did not recognize any goodwill impairment.
In the fourth quarter of 2022 and in connection with the RXO spin-off, we performed additional impairment tests because the number of our reporting units increased from three to five to reflect our new internal organization. Specifically, whereas our European Transportation business was previously considered a single reporting unit, after the spin-off of RXO, it was determined that the European Transportation business was comprised of four reporting units. As a result, in the fourth quarter, we tested each of the four new reporting units for potential impairment. A quantitative test was performed for each of these four new reporting units using a combination of income and market approaches and we recorded an aggregate impairment charge of $64 million related to two of these new reporting units.
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
Self-Insurance Accruals
We use a combination of self-insurance programs and purchased insurance to provide for the costs of medical, casualty, liability, vehicular, cargo, workers’ compensation, cyber risk and property claims. We periodically evaluate our level of insurance coverage and adjust our insurance levels based on risk tolerance and premium expense. Liabilities for the risks we retain, including estimates of claims incurred but not reported, are not discounted and are estimated, in part, by considering historical cost experience, demographic and severity factors, and judgments about current and expected levels of cost per claim and retention levels. Additionally, claims may emerge in future years for events that occurred in a prior year at a rate that differs from previous actuarial projections. We believe the actuarial methods are appropriate for measuring these self-insurance accruals. However, based on the number of claims and the length of time from incurrence of the claims to ultimate settlement, the use of any estimation method is sensitive to the assumptions and factors described above along with other external factors. Accordingly, changes in these assumptions and factors can affect the estimated liability and those amounts may be different than the actual costs paid to settle the claims.
Income Taxes
Our annual effective tax rate is based on our income and statutory tax rates in the various jurisdictions in which we operate. Judgment and estimates are required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. Evaluating our tax positions would include but not be limited to our tax positions on internal restructuring transactions as well as the spin-offs of RXO and GXO. We review our tax positions quarterly and as new information becomes available. Our effective tax rate in any financial statement period may be materially impacted by changes in the mix and/or level of earnings by taxing jurisdiction.
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
Interest Rate Risk
We have exposure to changes in interest rates on our debt, as follows:
Term Loan Facilities. As of December 31, 2022, we had an aggregate principal amount outstanding of $2.0 billion on our Term Loan Facilities. The interest rate fluctuates based on LIBOR or a Base Rate, as defined in the agreement, plus an applicable margin. Assuming an average annual aggregate principal amount outstanding of $2.0 billion, a hypothetical 1% increase in the interest rate would have increased our annual interest expense by $20 million. Additionally, we utilize short-term interest rate swaps to mitigate variability in forecasted interest payments on our Term Loan Facilities. The interest rate swaps convert floating-rate interest payments into fixed rate interest payments.
ABL Facility. The interest rates on our ABL Facility fluctuate based on LIBOR or a Base Rate, as defined in the agreement, plus an applicable margin. Assuming our ABL Facility was fully drawn throughout 2022, a hypothetical 1% increase in the interest rate would have increased our annual interest expense by $12 million.
Fixed Rate Debt. As of December 31, 2022, we had $385 million of fair value of indebtedness (excluding finance leases and asset financings) that bears interest at fixed rates. A 1% decrease in market interest rates as of December 31, 2022 would increase the fair value of our fixed-rate indebtedness by approximately 6%. For additional information concerning our debt, see Note 12—Debt to our Consolidated Financial Statements.
We also have exposure to changes in interest rates as a result of our cash balances, which totaled $460 million as of December 31, 2022 and generally earn interest income that approximates the federal funds rate. Assuming an annual average cash balance of $460 million, a hypothetical 1% increase in the interest rate would reduce our net interest expense by $5 million.
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
As of December 31, 2022, a uniform 10% strengthening in the value of the USD relative to the EUR would have resulted in a decrease in net assets of $37 million. As of December 31, 2022, a uniform 10% strengthening in the value of the USD relative to the GBP would have resulted in a decrease in net assets of $22 million. These theoretical calculations assume that an instantaneous, parallel shift in exchange rates occurs, which is not consistent with our actual experience in foreign currency transactions. Fluctuations in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ services become more or less attractive. The sensitivity analysis of the impact of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.
Commodity Price Risk
We are exposed to price fluctuations for diesel fuel purchased for use in our vehicles. During the year ended December 31, 2022, diesel prices fluctuated by as much as 48% in France, 43% in the United Kingdom, and 61% in the United States. We include fuel surcharge programs or other cost-recovery mechanisms in many of our customer contracts to mitigate the effect of any fuel price increases over base amounts established in the contract. For our North American LTL business, pricing agreements with customers include a fuel surcharge that is typically indexed to fuel prices published weekly by the U.S. Department of Energy. The extent to which we are able to recover increases in fuel costs may also be impacted by the amount of empty or out-of-route truck miles or engine idling time. See the applicable discussion under Item 1A, “Risk Factors.”

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
XPO, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of XPO, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2022, and the related notes(collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Evaluation of the tax-free determination of the spin-off of the Company’s tech-enabled brokered transportation platform as a publicly traded company, RXO, Inc. (“RXO”)
As discussed in Note 1 to the consolidated financial statements, on November 1, 2022, the Company completed the previously announced spin-off of RXO into an independent public company. The spin-off was accomplished by the distribution of 100% of the outstanding common stock of RXO, Inc. to the Company’s stockholders and was intended to qualify as tax-free to the Company and its stockholders for U.S. federal income tax purposes.
We identified the evaluation of the spin-off of RXO as a tax-free transaction for U.S. federal income tax purposes to be a critical audit matter. The evaluation of the Company’s interpretation and application of the Internal Revenue Code (Code) required complex auditor judgment and the need to involve tax professionals with specialized skills and knowledge to evaluate the U.S. federal taxability of the spin-off of RXO.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s income tax process, including a control related to Company’s evaluation of the spin-off of RXO as tax-free for U.S. federal income tax purposes. We involved tax professionals with specialized skills and knowledge, who assisted in:
•inspecting the tax opinions from the Company’s external tax advisors that management utilized in forming their conclusions on U.S. federal income taxability of the spin-off of RXO, including certain interpretations of the Code
•assessing the key facts, assumptions and representations provided by management and used by the Company’s external tax advisors when evaluating the U.S. federal income taxability of the spin-off of RXO.
Liabilities for self-insured claims
As discussed in Note 2 to the consolidated financial statements, the Company uses a combination of self-insurance programs and purchased insurance to provide for the costs of liability, vehicular, and workers’ compensation claims (self-insured claims). The Company records estimates of the undiscounted liability associated with claims incurred as of the balance sheet date, including estimates of claims incurred but not reported, by considering historical cost experience, demographic and severity factors, and judgments about current and expected levels of cost per claim and retention levels. These liabilities are recorded within accrued liabilities and other long-term liabilities as of December 31, 2022.
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
Stamford, Connecticut

February 13, 2023

XPO, Inc.
Consolidated Balance Sheets

	December 31,
(In millions, except per share data)	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$460	$228
Accounts receivable, net of allowances of $43 and $36, respectively	954	908
Other current assets	199	219
Current assets of discontinued operations	17	1,332
Total current assets	1,630	2,687
Long-term assets
Property and equipment, net of $1,679 and $1,526 in accumulated depreciation, respectively	1,832	1,675
Operating lease assets	719	697
Goodwill	1,472	1,594
Identifiable intangible assets, net of $392 and $347 in accumulated amortization, respectively	407	470
Other long-term assets	209	231
Long-term assets of discontinued operations	—	1,363
Total long-term assets	4,639	6,030
Total assets	$6,269	$8,717
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$521	$519
Accrued expenses	774	822
Short-term borrowings and current maturities of long-term debt	59	58
Short-term operating lease liabilities	107	107
Other current liabilities	30	58
Current liabilities of discontinued operations	16	984
Total current liabilities	1,507	2,548
Long-term liabilities
Long-term debt	2,473	3,513
Deferred tax liability	319	247
Employee benefit obligations	93	122
Long-term operating lease liabilities	606	596
Other long-term liabilities	259	272
Long-term liabilities of discontinued operations	—	281
Total long-term liabilities	3,750	5,031
Stockholders’ equity
Common stock, $0.001 par value; 300 shares authorized; 115 shares issued and outstanding as of December 31, 2022 and 2021	—	—
Additional paid-in capital	1,238	1,179
Retained earnings (accumulated deficit)	(4)	43
Accumulated other comprehensive loss	(222)	(84)
Total equity	1,012	1,138
Total liabilities and equity	$6,269	$8,717
See accompanying notes to consolidated financial statements.

XPO, Inc.
Consolidated Statements of Income

	Years Ended December 31,
(In millions, except per share data)	2022	2021	2020
Revenue	$7,718	$7,202	$6,168
Cost of transportation and services (exclusive of depreciation and amortization)	4,945	4,604	3,879
Direct operating expense (exclusive of depreciation and amortization)	1,154	1,090	979
Sales, general and administrative expense	678	756	746
Depreciation and amortization expense	392	385	378
Goodwill impairment	64	—	—
Transaction and integration costs	58	36	67
Restructuring costs	50	19	22
Operating income	377	312	97
Other income	(55)	(60)	(47)
Debt extinguishment loss	39	54	—
Interest expense	135	211	308
Income (loss) from continuing operations before income tax provision (benefit)	258	107	(164)
Income tax provision (benefit)	74	11	(54)
Income (loss) from continuing operations	184	96	(110)
Income from discontinued operations, net of taxes	482	245	227
Net income	666	341	117
Net loss from continuing operations attributable to noncontrolling interests	—	—	3
Net income from discontinued operations attributable to noncontrolling interests	—	(5)	(10)
Net income attributable to XPO	$666	$336	$110

Net income (loss) attributable to common shareholders
Continuing operations	$184	$96	$(138)
Discontinued operations	482	240	217
Net income attributable to common shareholders	$666	$336	$79

Earnings (loss) per share data
Basic earnings (loss) per share from continuing operations	$1.60	$0.85	$(1.50)
Basic earnings per share from discontinued operations	4.19	2.14	2.37
Basic earnings per share attributable to common shareholders	$5.79	$2.99	$0.87
Diluted earnings (loss) per share from continuing operations	$1.59	$0.83	$(1.50)
Diluted earnings per share from discontinued operations	4.17	2.10	2.37
Diluted earnings per share attributable to common shareholders	$5.76	$2.93	$0.87

Weighted-average common shares outstanding
Basic weighted-average common shares outstanding	115	112	92
Diluted weighted-average common shares outstanding	116	114	92
See accompanying notes to consolidated financial statements.

XPO, Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(In millions)	2022	2021	2020
Net income	$666	$341	$117

Other comprehensive loss, net of tax
Foreign currency translation gain (loss), net of tax effect of $(15), $— and $17	$(69)	$(85)	$112
Unrealized loss on financial assets/liabilities designated as hedging instruments, net of tax effect of $(1), $1 and $—	(2)	(3)	(2)
Defined benefit plans adjustment, net of tax effect of $21, $(11) and $30	(69)	34	(117)
Other comprehensive loss	(140)	(54)	(7)
Comprehensive income	$526	$287	$110
Less: Comprehensive income attributable to noncontrolling interests	—	3	13
Comprehensive income attributable to XPO	$526	$284	$97
See accompanying notes to consolidated financial statements.

XPO, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
(In millions)	2022	2021	2020
Cash flows from operating activities of continuing operations
Net income	$666	$341	$117
Income from discontinued operations, net of taxes	482	245	227
Income (loss) from continuing operations	184	96	(110)
Adjustments to reconcile income (loss) from continuing operations to net cash from operating activities
Depreciation, amortization and net lease activity	392	385	378
Goodwill impairment	64	—	—
Stock compensation expense	77	31	37
Accretion of debt	16	18	20
Deferred tax expense (benefit)	80	7	(64)
Debt extinguishment loss	39	54	—
Gains on sales of property and equipment	(60)	(72)	(90)
Other	31	1	33
Changes in assets and liabilities
Accounts receivable	(100)	(171)	—
Other assets	(3)	23	(32)
Accounts payable	62	98	(2)
Accrued expenses and other liabilities	42	20	126
Net cash provided by operating activities from continuing operations	824	490	296
Cash flows from investing activities of continuing operations
Payment for purchases of property and equipment	(521)	(269)	(249)
Proceeds from sale of property and equipment	88	131	175
Proceeds from settlement of cross currency swaps	29	—	—
Other	—	(3)	4
Net cash used in investing activities from continuing operations	(404)	(141)	(70)
Cash flows from financing activities of continuing operations
Proceeds from issuance of debt	—	—	1,155
Proceeds from (repayment of) borrowings related to securitization program	—	(24)	23
Repurchase of debt	(1,068)	(2,769)	—
Proceeds from borrowings on ABL facility	275	—	1,020
Repayment of borrowings on ABL facility	(275)	(200)	(820)
Repayment of debt and finance leases	(61)	(80)	(65)
Payment of debt issuance costs	—	(5)	(22)
Cash paid in connection with preferred stock conversion	—	—	(22)
Issuance (repurchase) of common stock	—	384	(114)
Change in bank overdrafts	(20)	—	21
Payment for tax withholdings for restricted shares	(27)	(28)	(26)
Distribution from RXO and GXO spins, net	312	794	—
Other	3	(5)	4
Net cash provided by (used in) financing activities from continuing operations	(861)	(1,933)	1,154

XPO, Inc.

Consolidated Statements of Cash Flows (continued)

	Years Ended December 31,
(In millions)	2022	2021	2020
Cash flows from discontinued operations
Operating activities of discontinued operations	$8	$231	$589
Investing activities of discontinued operations	649	(136)	(287)
Financing activities of discontinued operations	(1)	(301)	(18)
Net cash provided by (used in) discontinued operations	656	(206)	284
Effect of exchange rates on cash, cash equivalents and restricted cash	(18)	(2)	14
Net increase (decrease) in cash, cash equivalents and restricted cash	197	(1,792)	1,678
Cash, cash equivalents and restricted cash, beginning of year	273	2,065	387
Cash, cash equivalents and restricted cash, end of year	470	273	2,065
Less: Cash, cash equivalents and restricted cash of discontinued operations, end of year	—	35	397
Cash, cash equivalents and restricted cash of continuing operations, end of year	$470	$238	$1,668
Supplemental disclosure of cash flow information from continuing operations:
Cash paid for interest	145	253	314
Cash paid for income taxes	87	78	37
See accompanying notes to consolidated financial statements.

XPO, Inc.
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2022, 2021 and 2020

	Series A Preferred Stock		Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total XPO Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance as of December 31, 2019	72	$41	92,342	$—	$2,061	$786	$(145)	$2,743	$153	$2,896
Net income	—	—	—	—	—	110	—	110	7	117
Other comprehensive income (loss)	—	—	—	—	—	—	(13)	(13)	6	(7)
Exercise and vesting of stock compensation awards	—	—	1,411	—	—	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	—	—	(47)	—	—	(47)	—	(47)
Purchase of noncontrolling interest	—	—	—	—	(1)	—	—	(1)	(20)	(21)
Conversion of preferred stock to common stock	(71)	(40)	10,014	—	40	—	—	—	—	—
Preferred stock conversion	—	—	—	—	—	(22)	—	(22)	—	(22)
Retirement of common stock	—	—	(1,715)	—	(114)	—	—	(114)	—	(114)
Dividend declared	—	—	—	—	—	(2)	—	(2)	(6)	(8)
Stock compensation expense	—	—	—	—	52	—	—	52	—	52
Adoption of new accounting standard and other	—	—	—	—	7	(4)	—	3	—	3
Balance as of December 31, 2020	1	$1	102,052	$—	$1,998	$868	$(158)	$2,709	$140	$2,849
Net income	—	—	—	—	—	336	—	336	5	341
Other comprehensive loss	—	—	—	—	—	—	(52)	(52)	(2)	(54)
Spin-off of GXO	—	—	—	—	(1,199)	(1,161)	126	(2,234)	(40)	(2,274)
Exercise and vesting of stock compensation awards	—	—	392	—	2	—	—	2	—	2
Tax withholdings related to vesting of stock compensation awards	—	—	—	—	(28)	—	—	(28)	—	(28)
Issuance of common stock	—	—	2,875	—	384	—	—	384	—	384
Conversion of preferred stock to common stock	(1)	(1)	145	—	1	—	—	—	—	—
Purchase of noncontrolling interests	—	—	—	—	(34)	—	—	(34)	(100)	(134)
Dividend declared	—	—	—	—	—	—	—	—	(3)	(3)
Exercise of warrants	—	—	9,215	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	52	—	—	52	—	52
Other	—	—	58	—	3	—	—	3	—	3
Balance as of December 31, 2021	—	$—	114,737	$—	$1,179	$43	$(84)	$1,138	$—	$1,138

XPO, Inc.
Consolidated Statements of Changes in Equity (continued)
For the Years Ended December 31, 2022, 2021 and 2020

	Series A Preferred Stock		Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total XPO Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance as of December 31, 2021	—	$—	114,737	$—	$1,179	$43	$(84)	$1,138	$—	$1,138
Net income	—	—	—	—	—	666	—	666	—	666
Other comprehensive loss	—	—	—	—	—	—	(140)	(140)	—	(140)
Spin-off of RXO	—	—	—	—	—	(713)	2	(711)	—	(711)
Exercise and vesting of stock compensation awards	—	—	698	—	—	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	—	—	(23)	—	—	(23)	—	(23)
Stock compensation expense	—	—	—	—	77	—	—	77	—	77
Other	—	—	—	—	5	—	—	5	—	5
Balance as of December 31, 2022	—	$—	115,435	$—	$1,238	$(4)	$(222)	$1,012	$—	$1,012
See accompanying notes to consolidated financial statements.

XPO, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2022, 2021 and 2020
1. Organization
Nature of Operations
XPO, Inc., together with its subsidiaries (“XPO” or “we”), is a leading provider of freight transportation services. We use our proprietary technology to move goods efficiently through our customers’ supply chains in North America and Europe. See Note 4—Segment Reporting and Geographic Information for additional information on our operations.
Strategic Actions
In March 2022, our Board of Directors approved a strategic plan for the spin-off of our tech-enabled brokered transportation platform as a new public company, separating it from our LTL business in North America; which was completed in 2022. Additionally, the plan included the sale of our intermodal operation, which was also completed in 2022; and the intended divestiture of our European business. There can be no assurance that the divestiture will occur, or of the terms or timing of a transaction.
On November 1, 2022, we completed the spin-off of our tech-enabled brokered transportation platform as a publicly traded company, RXO, Inc. (“RXO”). The transaction is intended to be tax-free to XPO and our shareholders for U.S. federal income tax purposes. The spin-off was accomplished by the distribution of 100% of the outstanding common stock of RXO to XPO shareholders. RXO is an independent public company trading under the symbol “RXO” on the New York Stock Exchange.
In addition to the transactions related to our March 2022 strategic plan, we completed the spin-off of our logistics segment as GXO Logistics, Inc. (“GXO”) on August 2, 2021. The historical results of operations and the financial positions of GXO, RXO and our intermodal operation are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. The intermodal operation qualified to be accounted for as a discontinued operation after the spin-off of RXO because the sale of the intermodal operation and RXO were part of one strategic plan of disposal. For information on our discontinued operations, see Note 3—Discontinued Operations.
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
To determine if we are a primary beneficiary of a VIE, we evaluate whether we are able to direct the activities that significantly impact the VIE’s economic performance, including whether we control the operations of each VIE and whether we can operate the VIE under our brand or policies. Investors in the VIE only have recourse to the assets owned by the VIE and not to our general credit. We do not have implicit support arrangements with the VIE. We consolidate the VIE, which is comprised of the special purpose entity related to the European trade securitization program discussed below.
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
We generate revenue by providing less-than-truckload and other transportation services for our customers. Additional services may be provided to our customers under their transportation contracts, including unloading and other incidental services. The transaction price is based on the consideration specified in the customer’s contract.
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
Cash, Cash Equivalents and Restricted Cash
We consider all highly liquid investments with an original maturity of three months or less on the date of purchase to be cash equivalents. As of December 31, 2022, 2021 and 2020, our restricted cash included in Other long-term assets on our Consolidated Balance Sheets was $10 million.

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
The roll-forward of the allowance for credit losses was as follows:

	Years Ended December 31,
(In millions)	2022	2021	2020
Beginning balance	$36	$33	$30
Provision charged to expense	27	20	31
Write-offs, less recoveries, and other adjustments	(20)	(17)	(32)
Adoption of new accounting standard	—	—	4
Ending balance	$43	$36	$33
Trade Receivables Securitization and Factoring Programs
We sell certain of our trade accounts receivable on a non-recourse basis to third-party financial institutions under factoring agreements. We account for these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the Consolidated Statements of Cash Flows. We also sell trade accounts receivable under a securitization program for our European transportation business. We use trade receivables securitization and factoring programs to help manage our cash flows and offset the impact of extended payment terms for some of our customers.
Under the trade receivables securitization program, a wholly-owned bankruptcy-remote special purpose entity of XPO sells trade receivables that originate with wholly-owned subsidiaries to unaffiliated entities. The program expires in July 2024 and contains financial covenants customary for this type of arrangement, including maintaining a defined average days sales outstanding ratio.
We account for transfers under our securitization and factoring arrangements as sales because we sell full title and ownership in the underlying receivables and control of the receivables is considered transferred. For these transfers, the receivables are removed from our Consolidated Balance Sheets at the date of transfer.
The maximum amount of net cash proceeds available at any one time under our securitization program, inclusive of any unsecured borrowings, is €200 million (approximately $214 million as of December 31, 2022). As of December 31, 2022, €1 million (approximately $2 million) was available under the program, subject to having sufficient receivables available to sell and with consideration to amounts previously sold. The weighted average interest rate was 1.47% as of December 31, 2022.

Information related to the trade receivables sold was as follows:

	Years Ended December 31,
(In millions)	2022	2021	2020
Securitization programs
Receivables sold in period	$1,744	$1,726	$1,377
Cash consideration	1,744	1,726	1,377

Factoring programs
Receivables sold in period	111	64	75
Cash consideration	111	64	75
Property and Equipment
We generally record property and equipment at cost, or in the case of acquired property and equipment, at fair value at the date of acquisition. Maintenance and repair expenditures are charged to expense as incurred. For internally-developed computer software, all costs incurred during planning and evaluation are expensed as incurred. Costs incurred during the application development stage are capitalized and included in property and equipment. Capitalized software also includes the fair value of acquired internal-use technology.
We compute depreciation expense on a straight-line basis over the estimated useful lives of the assets as follows:

Classification	Estimated Useful Life
Buildings and leasehold improvements	Term of lease to 40 years
Vehicles, tractors and trailers	3 to 14 years
Machinery and equipment	3 to 10 years
Computer software and equipment	1 to 5 years
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
We include options to extend or terminate a lease in the lease term when we are reasonably certain to exercise such options. We exclude variable lease payments (such as payments not based on an index or reimbursements of lessor costs) from our initial measurement of the lease liability. We recognize leases with an initial term of 12 months or less as lease expense over the lease term and those leases are not recorded on our Consolidated Balance Sheets. We account for lease and non-lease components within a contract as a single lease component for our real estate leases. For additional information on our leases, see Note 8—Leases.
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
For our 2022 and 2021 annual goodwill assessments, which were performed as of August 31, we performed a step-zero qualitative analysis for each of the three reporting units that existed at the time of the assessments. Based on the qualitative assessments performed, we concluded that it was not more-likely-than-not that the fair value of each of our reporting units was less than their carrying amounts and, therefore, further quantitative analysis was not performed, and we did not recognize any goodwill impairment.
In the fourth quarter of 2022 and in connection with the RXO spin-off, we performed additional impairment tests because the number of our reporting units increased from three to five to reflect our new internal organization. Specifically, whereas our European Transportation business was previously considered a single reporting unit, after the spin-off of RXO, it was determined that the European Transportation business was comprised of four reporting units. As a result, in the fourth quarter, we tested each of the four new reporting units for potential impairment. A quantitative test was performed for each of these four new reporting units using a combination of income and market approaches and we recorded an aggregate impairment charge of $64 million related to two of these new reporting units.
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
Intangible Assets
Our intangible assets subject to amortization consist primarily of customer relationships. We review long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An asset is considered to be impaired if the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying amount. An impairment loss is measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. We estimate fair value using the expected future cash flows discounted at a rate comparable with the risks associated with the recovery of the asset. We amortize intangible assets on a straight-line basis or on a basis consistent with the pattern in which the economic benefits are realized. The estimated useful life for unamortized customer relationships at December 31, 2022 is 14 to 16 years.

Accrued Expenses
The components of accrued expenses as of December 31, 2022 and 2021 are as follows:

	As of December 31,
(In millions)	2022	2021
Accrued salaries and wages	$294	$320
Accrued transportation and facility charges	226	272
Accrued insurance claims	111	82
Accrued taxes	82	81
Other accrued expenses	61	67
Total accrued expenses	$774	$822
Self-Insurance
We use a combination of self-insurance programs and purchased insurance to provide for the costs of medical, casualty, liability, vehicular, cargo, workers’ compensation, cyber risk and property claims. We periodically evaluate our level of insurance coverage and adjust our insurance levels based on risk tolerance and premium expense.
Liabilities for the risks we retain, including estimates of claims incurred but not reported, are not discounted and are estimated, in part, by considering historical cost experience, demographic and severity factors, and judgments about current and expected levels of cost per claim and retention levels. Changes in these assumptions and factors can impact actual costs paid to settle the claims and those amounts may be different than our estimates.
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

Accumulated Other Comprehensive Income (Loss)
The components of and changes in accumulated other comprehensive income (loss) (“AOCI”), net of tax, for the years ended December 31, 2022 and 2021, are as follows:

(In millions)	Foreign Currency Translation Adjustments	Derivative Hedges	Defined Benefit Plans Liability	Less: AOCI Attributable to Noncontrolling Interests	AOCI Attributable to XPO
As of December 31, 2020	$(8)	$3	$(148)	$(5)	$(158)
Other comprehensive income (loss)	(79)	4	34	2	(39)
Amounts reclassified from AOCI	(6)	(7)	—	—	(13)
Net current period other comprehensive income (loss)	(85)	(3)	34	2	(52)
Spin-off of GXO	41	—	82	3	126
As of December 31, 2021	(52)	—	(32)	—	(84)
Other comprehensive income (loss)	(62)	(2)	(69)	—	(133)
Amounts reclassified from AOCI	(7)	—	—	—	(7)
Net current period other comprehensive income (loss)	(69)	(2)	(69)	—	(140)
Spin-off of RXO	2	—	—	—	2
As of December 31, 2022	$(119)	$(2)	$(101)	$—	$(222)
Income Taxes
We account for income taxes using the asset and liability method on a legal entity and jurisdictional basis, under which we recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. Our calculation relies on several factors, including pre-tax earnings, differences between tax laws and accounting rules, statutory tax rates, tax credits, uncertain tax positions, and valuation allowances. We use judgment and estimates in evaluating our tax positions. Evaluating our tax positions would include but not be limited to our tax positions on internal restructuring transactions as well as the spin-offs of RXO and GXO. Valuation allowances are established when, in our judgment, it is more likely than not that our deferred tax assets will not be realized based on all available evidence. We record Global Intangible Low-Taxed Income (“GILTI”) tax as a period cost.
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
We convert foreign currency transactions recognized on our Consolidated Statements of Income to USD by applying the exchange rate prevailing on the date of the transaction. Gains and losses arising from foreign currency transactions and the effects of remeasuring monetary assets and liabilities are recorded in Other income on our Consolidated Statements of Income.

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
We base our fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and current maturities of long-term debt approximated their fair values as of December 31, 2022 and 2021 due to their short-term nature and/or being receivable or payable on demand. The Level 1 cash equivalents include money market funds valued using quoted prices in active markets and a cash deposit for the securitization program. For information on the fair value hierarchy of our derivative instruments, see Note 11—Derivative Instruments and for information on financial liabilities, see Note 12—Debt.
The fair value hierarchy of cash equivalents was as follows:

(In millions)	Carrying Value	Fair Value	Level 1
December 31, 2022	$402	$402	$402
December 31, 2021	181	181	181
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
The gain or loss resulting from fair value adjustments on cash flow hedges are recorded in AOCI on our Consolidated Balance Sheets until the hedged item is recognized in earnings and is presented in the same income statement line item as the earnings effect of the hedged item. The gains and losses on the net investment hedges are recorded as cumulative translation adjustments in AOCI to the extent that the instruments are effective in hedging the designated risk. Gains and losses on cash flow hedges and net investment hedges representing hedge components excluded from the assessment of effectiveness will be amortized into Interest expense on our Consolidated Statements of Income in a systematic manner. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings and are recorded in Other income on our Consolidated Statements of Income.
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
Accounting Pronouncements Issued but Not Yet Effective
In September 2022, the FASB issued ASU 2022-04, “Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” The ASU increases the transparency surrounding supplier finance programs by requiring the buyer to disclose information on an annual basis about the key terms of the program, the outstanding obligation amounts as of the end of the period, a rollforward of such amounts, and the balance sheet presentation of the related amounts. Additionally, the obligation amount outstanding at the end of the period must be disclosed in interim periods. The amendments are effective for fiscal years beginning after December 15, 2022, except for the requirement to disclose the rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. We are currently evaluating the impact of the new guidance, which is limited to financial statement disclosures.

In March 2020, the FASB issued ASU 2020-04, “Reference rate reform (Topic 848): Facilitation of the effects of reference rate reform on financial reporting.” The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. The amendments apply only to contracts and hedging relationships that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. The amendments are elective and are effective upon issuance. In December 2022, the FASB issued ASU 2022-06, “Reference rate reform (Topic 848): Deferral of the sunset date of Topic 848” which defers the expiration date for Topic 848 from December 31, 2022 until December 31, 2024. At December 31, 2022, our revolving loan credit agreement (the “ABL Facility”) and the senior secured term loan credit agreement, as amended (the “Term Loan Facility”), provide for an interest rate based on LIBOR. In February 2023, we amended the terms of our ABL, including transitioning the interest rate from LIBOR to other base rates, and we expect to similarly modify the interest rate basis in the Term Loan Facility in 2023. We do not expect the modifications of these facilities to have a material impact on our consolidated financial statements.
3. Discontinued Operations
As discussed above, the results of RXO, intermodal and GXO are presented as discontinued operations.
The following table summarizes the results of operations from discontinued operations:

	Years Ended December 31,
(In millions)	2022	2021	2020
Revenue	$4,403	$10,200	$10,374
Cost of transportation and services (exclusive of depreciation and amortization)	3,334	5,281	4,065
Direct operating expense (exclusive of depreciation and amortization)	211	3,222	4,581
Sales, general and administrative expense	492	901	979
Depreciation and amortization expense	67	276	388
Gain on sale of business	(430)	—	—
Transaction and other operating costs	125	134	67
Operating income	604	386	294
Other income	(2)	(27)	(35)
Interest expense	—	12	18
Income from discontinued operations before income tax provision	606	401	311
Income tax provision	124	156	84
Net income from discontinued operations, net of taxes	482	245	227
Net income from discontinued operations attributable to noncontrolling interests	—	(5)	(10)
Net income from discontinued operations attributable to discontinued entities	$482	$240	$217
During the years ended December 31, 2022 and 2021, we incurred approximately $152 million and $125 million, respectively, of costs related to the spin-offs, of which $120 million and $101 million, respectively, are reflected within income from discontinued operations in our Consolidated Statements of Income.

The following table summarizes the assets and liabilities from discontinued operations:

December 31,
(In millions)	2021
Cash and cash equivalents	$34
Accounts receivable, net	1,230
Other current assets	68
Total current assets of discontinued operations	1,332
Property and equipment, net	133
Operating lease assets	210
Goodwill	885
Identifiable intangible assets, net	110
Other long-term assets	25
Total long-term assets of discontinued operations	1,363
Accounts payable	600
Accrued expenses	307
Short-term operating lease liabilities	63
Other current liabilities	14
Total current liabilities of discontinued operations	984
Deferred tax liability	69
Long-term operating lease liabilities	156
Other long-term liabilities	56
Total long-term liabilities of discontinued operations	$281
In 2022, RXO completed debt offerings and used the net proceeds to fund a cash payment from RXO to XPO of $446 million, which we used to repay a portion of our outstanding borrowings and fund any related fees and expenses. Additionally, in 2021, GXO completed a debt offering and used the net proceeds to fund a cash payment from GXO to XPO of $794 million, which we used to repay a portion of our outstanding borrowings. For further information, see Note 12—Debt. Prior to the spin-off of GXO, the pension plan for some employees in the United Kingdom was sold to a GXO entity and approximately $82 million of AOCI, net of tax, was transferred to GXO.
In connection with both spin-offs, we entered into separation and distribution agreements as well as various other agreements that provide a framework for the relationships between the parties going forward, including, among others, an employee matters agreement (“EMA”), a tax matters agreement, an intellectual property license agreement and a transition services agreement, through which XPO agreed to provide certain services for a period of time specified in the applicable agreement following the spin-offs. The impact of these services on the consolidated financial statements was immaterial. Additionally, in accordance with these agreements, GXO has agreed to indemnify XPO for certain payments XPO makes with respect to certain self-insurance matters that were incurred by GXO prior to the spin-off and remain obligations of XPO. The receivable and reserve for these matters was approximately $17 million and $16 million, respectively, as of December 31, 2022 and $23 million and $21 million, respectively, as of December 31, 2021.

4. Segment Reporting and Geographic Information
We are organized into two reportable segments: North American LTL, the largest component of our business, and European Transportation. In the fourth quarter of 2022 and in connection with the RXO spin-off, we revised our reportable segments to reflect our new internal organization. Prior to the RXO spin-off, we had two reportable segments: North American LTL and Brokerage and Other Services.
In our asset-based North American LTL segment, we provide shippers with geographic density and day-definite domestic and cross-border services to the U.S., as well as Mexico, Canada and the Caribbean. Our North American LTL segment also includes the results of our trailer manufacturing operations. Prior to the RXO spin-off, the trailer manufacturing operations were included in our Brokerage and Other Services segment.
In our European Transportation segment, we serve a large base of customers with consumer, trade and industrial markets. We offer dedicated truckload, LTL, truck brokerage, managed transportation, last mile, freight forwarding and multimodal solutions, such as road-rail and road-short sea combinations.
Corporate includes corporate headquarters costs for executive officers and certain legal and financial functions, and other costs and credits not attributed to our reporting segments.
Our chief operating decision maker (“CODM”) regularly reviews financial information at the operating segment level to allocate resources to the segments and to assess their performance. We include items directly attributable to a segment, and those that can be allocated on a reasonable basis, in segment results reported to the CODM. We do not provide asset information by segment to the CODM. Our CODM evaluates segment profit (loss) based on adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), which we define as income (loss) from continuing operations before debt extinguishment loss, interest expense, income tax, depreciation and amortization expense, goodwill impairment charges, transaction and integration costs, restructuring costs and other adjustments.

Selected financial data for our segments is as follows:

	Years Ended December 31,
(in millions)	2022	2021	2020
Revenue
North American LTL	$4,645	$4,125	$3,546
European Transportation	3,073	3,077	2,622
Total	$7,718	$7,202	$6,168

Adjusted EBITDA
North American LTL	$1,012	$906	$764
European Transportation	169	165	87
Corporate	(184)	(259)	(242)
Total Adjusted EBITDA	997	812	609
Less:
Debt extinguishment loss	39	54	—
Interest expense	135	211	308
Income tax provision (benefit)	74	11	(54)
Depreciation and amortization expense	392	385	378
Goodwill impairment (1)	64	—	—
Transaction and integration costs (2)	58	36	67
Restructuring costs (3)	50	19	22
Other	1	—	(2)
Income (loss) from continuing operations	$184	$96	$(110)

Depreciation and amortization expense
North American LTL	$239	$227	$225
European Transportation	128	140	128
Corporate	25	18	25
Total	$392	$385	$378
(1)    See Note 9— Goodwill for further information on the impairment charge.
(2)    Transaction and integration costs for 2022 are primarily comprised of stock-based compensation and third-party professional fees related to strategic initiatives. Transaction and integration costs for 2021 are primarily comprised of third-party professional fees related to strategic initiatives as well as retention awards paid to certain employees. Transaction and integration costs for 2020 included professional fees related to our previously announced exploration of strategic alternatives that was terminated in March 2020. Transaction and integration costs for 2022, 2021 and 2020 include $3 million, $1 million and $5 million, respectively, related to our North American LTL segment; $6 million, $14 million and $8 million, respectively, related to our European Transportation segment and $49 million, $21 million and $54 million, respectively, related to Corporate.
(3)    See Note 6— Restructuring Charges for further information on our restructuring actions.
As of December 31, 2022 and 2021, we held long-lived tangible assets outside of the U.S. of $397 million and $421 million, respectively.

5. Revenue Recognition
Disaggregation of Revenues
Our revenue disaggregated by geographic area based on sales office location was as follows:

	Year Ended December 31, 2022
(In millions)	North American LTL	European Transportation	Total
Revenue
United States	$4,549	$—	$4,549
North America (excluding United States)	96	—	96
France	—	1,328	1,328
United Kingdom	—	878	878
Europe (excluding France and United Kingdom)	—	867	867
Total	$4,645	$3,073	$7,718

	Year Ended December 31, 2021
(In millions)	North American LTL	European Transportation	Total
Revenue
United States	$4,036	$—	$4,036
North America (excluding United States)	89	—	89
France	—	1,354	1,354
United Kingdom	—	879	879
Europe (excluding France and United Kingdom)	—	844	844
Total	$4,125	$3,077	$7,202

	Year Ended December 31, 2020
(In millions)	North American LTL	European Transportation	Total
Revenue
United States	$3,468	$—	$3,468
North America (excluding United States)	78	—	78
France	—	1,206	1,206
United Kingdom	—	677	677
Europe (excluding France and United Kingdom)	—	739	739
Total	$3,546	$2,622	$6,168
6. Restructuring Charges
We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure, including actions in connection with the spin-offs and other divestment activities. These actions generally include severance and facility-related costs, including impairment of lease assets, as well as contract termination costs, and are intended to improve our efficiency and profitability.

Our restructuring-related activity was as follows:

		Year Ended December 31, 2022
(In millions)	Reserve Balance as of December 31, 2021	Charges Incurred	Payments	Foreign Exchange and Other	Reserve Balance as of December 31, 2022
Severance
North American LTL	$—	$2	$(3)	$3	$2
European Transportation	6	6	(10)	(1)	1
Corporate (1)	7	39	(9)	(18)	19
Total severance	13	47	(22)	(16)	22
Contract termination
North American LTL	—	3	(3)	—	—
Total contract termination	—	3	(3)	—	—
Total	$13	$50	$(25)	$(16)	$22
(1)    For the year ended December 31, 2022, charges incurred and foreign exchange and other included the recognition of share-based compensation costs and the corresponding settlement of equity awards upon vesting in conjunction with the spin-off of RXO.
We expect the majority of the cash outlays related to the charges incurred in 2022 will be complete within twelve months.

		Year Ended December 31, 2021
(In millions)	Reserve Balance as of December 31, 2020	Charges Incurred	Payments	Foreign Exchange and Other	Reserve Balance as of December 31, 2021
Severance
European Transportation	$6	$10	$(11)	$1	$6
Corporate	1	9	(2)	(1)	7
Total severance	7	19	(13)	—	13
Total	$7	$19	$(13)	$—	$13
7. Property and Equipment

	December 31,
(In millions)	2022	2021
Property and equipment
Land	$258	$276
Buildings and leasehold improvements	406	357
Vehicles, tractors and trailers	2,054	1,806
Machinery and equipment	227	203
Computer software and equipment	566	559
	3,511	3,201
Less: accumulated depreciation and amortization	(1,679)	(1,526)
Total property and equipment, net	$1,832	$1,675
Net book value of capitalized internally-developed software included in property and equipment, net	$129	$139
Depreciation of property and equipment and amortization of computer software was $336 million, $327 million and $321 million for the years ended December 31, 2022, 2021 and 2020, respectively.

8. Leases
Most of our leases are real estate leases. In addition, we lease trucks, trailers and material handling equipment.
The components of our lease expense and gain realized on sale-leaseback transactions were as follows:

	Years Ended December 31,
(In millions)	2022	2021	2020
Operating lease cost	$170	$161	$151
Short-term lease cost	51	50	36
Variable lease cost	22	19	17
Total operating lease cost	$243	$230	$204
Finance lease cost:
Amortization of leased assets	$49	$51	$41
Interest on lease liabilities	5	5	5
Total finance lease cost	$54	$56	$46
Total lease cost	$297	$286	$250
Gain recognized on sale-leaseback transactions (1)	$40	$69	$84
(1)    For the years ended December 31, 2022, 2021 and 2020, we completed multiple sale-leaseback transactions primarily for land and buildings. We received aggregate cash proceeds of $49 million, $96 million and $143 million in 2022, 2021 and 2020, respectively. Gains on sale-leaseback transactions are included in Direct operating expense (exclusive of depreciation and amortization) in our Consolidated Statements of Income.
Supplemental balance sheet information related to leases was as follows:

	December 31,
(In millions)	2022	2021
Operating leases:
Operating lease assets	$719	$697

Short-term operating lease liabilities	$107	$107
Operating lease liabilities	606	596
Total operating lease liabilities	$713	$703
Finance leases:
Property and equipment, gross	$414	$403
Accumulated depreciation	(185)	(156)
Property and equipment, net	$229	$247

Short-term borrowings and current maturities of long-term debt	$56	$57
Long-term debt	158	180
Total finance lease liabilities	$214	$237
Weighted-average remaining lease term:
Operating leases	8 years	9 years
Finance leases	6 years	6 years
Weighted-average discount rate:
Operating leases	5.01%	4.79%
Finance leases	2.12%	1.98%

Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
(In millions)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$176	$156	$154
Operating cash flows for finance leases	5	5	5
Financing cash flows for finance leases	60	75	59
Leased assets obtained in exchange for new lease obligations:
Operating leases	191	203	203
Finance leases	46	71	46
Net operating lease activity, including the reduction of the operating lease asset and the accretion of the operating lease liability, are reflected in Depreciation, amortization and net lease activity on our Consolidated Statements of Cash Flows.
Maturities of lease liabilities as of December 31, 2022 were as follows:

(In millions)	Finance Leases	Operating Leases
2023	$59	$137
2024	56	134
2025	39	106
2026	31	91
2027	19	78
Thereafter	20	345
Total lease payments	224	891
Less: interest	(10)	(178)
Present value of lease liabilities	$214	$713
As of December 31, 2022, we had additional operating leases that have not yet commenced with future undiscounted lease payments of $52 million. These operating leases will commence in 2023 with initial lease terms of 9 years to 15 years.
9. Goodwill

(In millions)	North American LTL	European Transportation	Total
Goodwill as of December 31, 2020	$726	$925	$1,651
Impact of foreign exchange translation and other	—	(57)	(57)
Goodwill as of December 31, 2021	726	868	1,594
Goodwill impairment	—	(64)	(64)
Impact of foreign exchange translation and other	—	(58)	(58)
Goodwill as of December 31, 2022	$726	$746	$1,472
As described in Note 2— Basis of Presentation and Significant Accounting Policies, we recorded an aggregate impairment charge of $64 million for the year ended December 31, 2022 related to reporting units within our European Transportation reportable segment. There were no cumulative goodwill impairments as of December 31, 2021.

10. Intangible Assets

	December 31, 2022		December 31, 2021
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangibles
Customer relationships	$799	$392	$817	$347
We did not recognize any impairment of our identified intangible assets in 2022, 2021 and 2020.
Estimated future amortization expense for amortizable intangible assets for the next five years is as follows:

(In millions)	2023	2024	2025	2026	2027	Thereafter
Estimated amortization expense	$54	$54	$54	$53	$53	$139
Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, future impairment of intangible assets, accelerated amortization of intangible assets and other events.
Intangible asset amortization expense was $54 million, $56 million and $55 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
The fair value of our derivative instruments and the related notional amounts were as follows:

	December 31, 2022
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges
Cross-currency swap agreements	$332	Other current assets	$—	Other current liabilities	$(11)
Cross-currency swap agreements	68	Other long-term assets	3	Other long-term liabilities	—
Interest rate swaps	1,882	Other current assets	—	Other current liabilities	(1)
Total			$3		$(12)

	December 31, 2021
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges
Cross-currency swap agreements	$362	Other current assets	$—	Other current liabilities	$(4)
Cross-currency swap agreements	110	Other long-term assets	—	Other long-term liabilities	—
Interest rate swaps	2,003	Other current assets	—	Other current liabilities	—
Total			$—		$(4)

The derivatives are classified as Level 2 within the fair value hierarchy. The derivatives are valued using inputs other than quoted prices such as foreign exchange rates and yield curves.
The effect of derivative and nonderivative instruments designated as hedges on our Consolidated Statements of Income was as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss on Derivatives			Amount of Gain (Loss) Reclassified from AOCI into Net Income			Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Years Ended December 31,
(In millions)	2022	2021	2020	2022	2021	2020	2022	2021	2020
Derivatives designated as cash flow hedges
Cross-currency swap agreements	$—	$4	$(12)	$—	$7	$(15)	$—	$—	$—
Interest rate swaps	—	—	(5)	—	—	—	—	—	—
Derivatives designated as net investment hedges
Cross-currency swap agreements	27	84	(81)	—	—	—	7	6	9
Total	$27	$88	$(98)	$—	$7	$(15)	$7	$6	$9
Cross-Currency Swap Agreements
We enter into cross-currency swap agreements to manage the foreign currency exchange risk related to our international operations by effectively converting our fixed-rate USD-denominated debt, including the associated interest payments, to fixed-rate, euro (“EUR”)-denominated debt. The risk management objective of these transactions is to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies and reduce the variability in the functional currency equivalent cash flows of this debt. In 2021, in preparation for the GXO spin-off, we novated (or transferred) cross-currency swaps that were recorded as a liability with a fair value of approximately $28 million to GXO, as well as the associated amounts in AOCI.
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
During 2022, we received approximately $29 million related to the settlement of certain cross currency swaps that matured during the period. The fair value adjustments related to these swaps remain in AOCI and partially offset foreign currency translation adjustment losses on our net investments in foreign subsidiaries. The proceeds were included in Cash flows from investing activities of continuing operations on our Consolidated Statements of Cash Flows.
In 2021, prior to the spin-off of GXO, we entered into cross-currency swap agreements to manage the related foreign currency exposure from intercompany loans. We designated these cross-currency swaps as qualifying hedging instruments and accounted for them as cash flow hedges. Gains and losses resulting from the change in the fair value of the cross-currency swaps was initially recognized in AOCI and reclassified to Other income on our Consolidated

Statements of Income to offset the foreign exchange impact in earnings created by settling intercompany loans. Cash flows related to these cash flow hedges was included in Cash flows from operating activities of continuing operations on our Consolidated Statements of Cash Flows. These swaps were re-designated as net investment hedges in the third quarter of 2021.
Interest Rate Hedging
We execute short-term interest rate swaps to mitigate variability in forecasted interest payments on our Senior Secured Term Loan Credit Agreement (the “Term Loan Credit Agreement”). The interest rate swaps convert floating-rate interest payments into fixed rate interest payments. We designated the interest rate swaps as qualifying hedging instruments and account for these derivatives as cash flow hedges. The outstanding interest rate swaps mature in 2023.
We record gains and losses resulting from fair value adjustments to the designated portion of interest rate swaps in AOCI and reclassify them to Interest expense on the dates that interest payments accrue. Cash flows related to the interest rate swaps are included in Cash flows from operating activities of continuing operations on our Consolidated Statements of Cash Flows.
12. Debt

	December 31, 2022		December 31, 2021
(In millions)	Principal Balance	Carrying Value	Principal Balance	Carrying Value
Term loan facilities	$2,003	$1,981	$2,003	$1,977
6.25% Senior notes due 2025	112	111	1,150	1,141
6.70% Senior debentures due 2034	300	217	300	214
Finance leases, asset financing and other	223	223	239	239
Total debt	2,638	2,532	3,692	3,571
Short-term borrowings and current maturities of long-term debt	59	59	58	58
Long-term debt	$2,579	$2,473	$3,634	$3,513
The fair value of our debt and classification in the fair value hierarchy was as follows:

(In millions)	Fair Value	Level 1	Level 2
December 31, 2022	$2,601	$392	$2,209
December 31, 2021	3,811	1,571	2,240
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
Our principal payment obligations on debt (excluding finance leases and asset financing) for the next five years and thereafter was as follows:

(In millions)	2023	2024	2025	2026	2027	Thereafter
Principal payments on debt	$—	$—	$2,116	$—	$1	$301
ABL Facility
In 2015, we entered into the ABL Facility that provided commitments of up to $1.0 billion with a maturity date of October 30, 2020. In April 2019, we amended the ABL Facility including: (i) increasing the commitments to $1.1 billion, (ii) extending the maturity date to April 30, 2024, subject to springing maturity if some of our senior notes reach specified levels set in the credit agreement and (iii) reducing the interest rate margin. In July 2021, we amended the ABL Facility to reduce the commitments from $1.1 billion to $1.0 billion. In connection with the spin-off of RXO, effective November 4, 2022, the commitments under the ABL Facility were reduced from $1.0 billion to $600 million with no further action by any of the parties thereto. There were no other significant changes made to the terms of the facility at that time. We can issue up to $350 million of letters of credit under the ABL Facility.
Our availability under the ABL Facility is equal to the borrowing base less advances and outstanding letters of credit. Our borrowing base includes a fixed percentage of: (i) our eligible U.S. and Canadian accounts receivable; plus (ii) any of our eligible U.S. and Canadian rolling stock and equipment. A maximum of 20% of our borrowing base can be equipment and rolling stock in the aggregate. As of December 31, 2022, our borrowing base under the ABL facility was $472 million and our availability was $470 million after considering outstanding letters of credit of $2 million. As of December 31, 2022, we were in compliance with the ABL Facility’s financial covenants.
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
The covenants in the ABL Facility can limit our ability to incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make certain investments and restricted payments; and enter into certain transactions with affiliates. We may also be required to maintain a Fixed Charge Coverage Ratio (as defined in the ABL Facility) of not less than 1.00 if availability under the ABL Facility is below certain thresholds. As of December 31, 2022, we were compliant with this financial covenant.
In February 2023, we amended our existing ABL Facility to, among other things: (i) extend the maturity date to April 30, 2026 (subject, in certain circumstances, to a springing maturity if more than $250 million of our existing term loan debt or certain refinancings thereof remain outstanding 91 days prior to their respective maturity dates); (ii) replace LIBOR-based benchmark rates applicable to loans outstanding with Secured Overnight Financing Rate-based rates; (iii) reduce the sublimit for issuance of letters of credit to $200 million; (iv) reduce the sublimit for borrowings in Canadian Dollars to $50 million; (v) exclude real property from the collateral securing the obligations and (vi) make certain other changes to the covenants and other provisions therein. The aggregate commitment of all lenders under the amended ABL Facility remains equal to $600 million.
Letters of Credit Facility
In 2020, we entered into a $200 million uncommitted secured evergreen letter of credit facility. The letter of credit facility had an initial one-year term, which automatically renewed for an additional year, and may automatically renew with one-year terms until the letter of credit facility terminates. As of December 31, 2022, we have issued $172 million in aggregate face amount of letters of credit under the facility.
Term Loan Facilities
In 2015, we entered into a Term Loan Credit Agreement that provided for a single borrowing of $1.6 billion. We have subsequently amended the Term Loan Credit Agreement to increase the principal balance to $2.0 billion, reduce the interest rates and to extend the maturity date to February 2025. The interest rate spread is 0.75% in the case of base rate loans and 1.75% in the case of LIBOR loans. We recorded a debt extinguishment loss of $3 million in 2021 due to an amendment. The interest rate on our term loan facility was 5.93% as of December 31, 2022.
We must prepay an aggregate principal amount of the term loan facility equal to (a) 50% of any Excess Cash Flow, as defined in the agreement, for the most recent fiscal year ended, minus (b) the sum of (i) all voluntary prepayments of loans during the fiscal year and (ii) all voluntary prepayments of loans under the ABL Facility or any other revolving credit facilities during the fiscal year if accompanied by a corresponding permanent reduction in the commitments under the credit agreement or any other revolving credit facilities in the case of each of the immediately preceding clauses (i) and (ii), if such prepayments are funded with internally generated cash flow, as defined in the agreement. If our Consolidated Secured Net Leverage Ratio, as defined in the agreement, for the fiscal year was less than or equal to 3.00:1.00 and greater than 2.50:1.00, the Excess Cash Flow percentage will be 25%. If our Consolidated Secured Net Leverage Ratio for the fiscal year was less than or equal to 2.50:1.00, the Excess Cash Flow percentage will be 0%. The remaining principal is due at maturity. As of December 31, 2022, our Consolidated Secured Net Leverage Ratio was less than 2.50:1.00, and no excess cash payment was required.
Senior Notes
In November 2022, we repurchased $408 million of the then $520 million outstanding 6.25% senior notes due 2025 (“Senior Notes due 2025”) in a cash tender offer. Holders of the Senior Notes due 2025 received total consideration of $1,022.50 per $1,000.00 principal amount of notes tendered and accepted for purchase, plus accrued and unpaid interest. We paid for the tender using cash received from RXO in connection with its spin-off. We recorded a debt extinguishment loss of $13 million due to this repurchase in the fourth quarter of 2022.
In April 2022, we redeemed $630 million of the then $1.15 billion outstanding principal amount of the Senior Notes due 2025. The redemption price for the notes was 100% of the principal amount plus a premium, as defined in the indenture, of approximately $21 million and accrued and unpaid interest. We paid for the redemption using available liquidity. We recorded a debt extinguishment loss of $26 million due to this redemption in 2022.
In 2021, we redeemed our outstanding 6.125% senior notes due 2023 (“Senior Notes due 2023”), 6.75% senior notes due 2024 (“Senior Notes due 2024”) and 6.50% senior notes due 2022 (“Senior Notes due 2022”). The redemption price for the Senior Notes due 2023 and Senior Notes due 2022 was 100.0% of the principal amount, plus accrued and unpaid interest and the redemption price for the Senior Notes due 2024 was 103.375% of the principle amount, plus accrued and unpaid interest. We paid for the redemptions using available cash, net proceeds from a debt issuance and equity offering and cash received from GXO of approximately $794 million. We recorded debt extinguishment losses of $51 million related to these redemptions.
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
Senior Debentures
In conjunction with an acquisition, we assumed 6.70% Senior Debentures due 2034 (the “Senior Debentures”) with an aggregate principal amount of $300 million. The Senior Debentures bear interest payable semiannually, in cash in arrears, and mature on May 1, 2034. Including amortization of the fair value adjustment recorded on the acquisition date, interest expense on the Senior Debentures is recognized at an annual effective interest rate of 10.96%.

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
Funded Status of Defined Benefit Pension Plans
The reconciliation of the changes in the plans’ projected benefit obligations as of December 31 was as follows:

(In millions)	2022	2021
Projected benefit obligation at beginning of year	$1,925	$2,052
Interest cost	45	39
Actuarial gain	(453)	(82)
Benefits paid	(93)	(84)
Projected benefit obligation at end of year	$1,424	$1,925
The actuarial gain in both 2022 and 2021 was a result of assumption changes, including an increase in the discount rate, updated mortality projection scales and other assumptions for plan participants.
The reconciliation of the changes in the fair value of plan assets as of December 31 was as follows:

(In millions)	2022	2021
Fair value of plan assets at beginning of year	$2,009	$2,062
Actual return on plan assets	(446)	25
Employer contributions to non-qualified plans	5	6
Benefits paid	(93)	(84)
Fair value of plan assets at end of year	$1,475	$2,009

The funded status of the plans as of December 31 was as follows:

(In millions)	2022	2021
Funded status at end of year	$51	$84
Amount recognized in balance sheet:
Long-term assets	$106	$156
Current liabilities	(5)	(5)
Long-term liabilities	(50)	(67)
Net pension asset recognized	$51	$84
Plans with projected and accumulated benefit obligation in excess of plan assets:
Projected and accumulated benefit obligation (1)	$56	$72
(1)    Relates to our non-qualified plans which are unfunded.
The funded status of our qualified plans and non-qualified plans was $106 million and $(55) million, respectively, as of December 31, 2022.
The actuarial loss included in AOCI that has not yet been recognized in net periodic benefit expense was $142 million and $43 million, respectively, as of December 31, 2022 and 2021.
The net periodic benefit cost and amounts recognized in Other comprehensive loss for the years ended December 31 was as follows:

(In millions)	2022	2021	2020
Net periodic benefit (income) expense:
Interest cost	$45	$39	$54
Expected return on plan assets	(106)	(101)	(102)
Amortization of actuarial loss	1	1	—
Net periodic benefit income	$(60)	$(61)	$(48)
Amounts recognized in Other comprehensive loss:
Actuarial (gain) loss	$99	$(7)	$45
Reclassification of recognized AOCI gain due to settlements	—	—	—
(Gain) loss recognized in Other comprehensive loss	$99	$(7)	$45
The weighted-average assumptions used to determine the net periodic benefit costs and benefit obligations for the year ended December 31 were as follows:

	Qualified Plans			Non-Qualified Plans
	2022	2021	2020	2022	2021	2020
Discount rate - net periodic benefit costs	2.43%	1.96%	2.96%	1.70% - 2.23%	1.11% - 1.71%	2.40% - 2.78%
Discount rate - benefit obligations	5.42%	2.84%	2.48%	5.29% - 5.42%	2.19% - 2.72%	1.62% - 2.30%
Expected long-term rate of return on plan assets	5.40%	5.00%	5.60%
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

(In millions)	2023	2024	2025	2026	2027	2028-2031
Expected benefit payments	$97	$100	$102	$104	$106	$532
Plan Assets
We manage the assets in the U.S. plans using a long-term liability-driven investment strategy that seeks to mitigate the funded status volatility by increasing participation in fixed income investments as the plan’s funded status increases. We developed this strategy by analyzing a variety of diversified asset-class combinations with the projected liabilities.
Our current investment strategy is to achieve an investment mix of approximately 90% in fixed income securities and 10% of investments in equity securities. The fixed income allocation consists primarily of domestic fixed income securities and targets to hedge approximately 100% of domestic projected liabilities. The target allocations for equity securities includes approximately 50% in U.S. equities and approximately 50% in non-U.S. equities. Investments in equity and fixed income securities consist of individual securities held in managed separate accounts and commingled investment funds. Generally, our investment strategy does not include an allocation to cash and cash equivalents, but a cash allocation may arise periodically in response to timing considerations regarding contributions, investments, and the payment of benefits and eligible plan expenses. We periodically evaluate our defined benefit plans’ asset portfolios for significant concentrations of risk. Types of investment concentration risks that are evaluated include concentrations in a single issuer, specific security, asset class, credit rating, duration, industry/sector, currency, foreign country or individual fund manager. As of December 31, 2022, our defined benefit plan assets had no significant concentrations of risk.
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
The assumption of 5.40% for the overall expected long-term rate of return on plan assets in 2022 was developed using asset allocation and return expectations. The return expectations are created using long-term historical and expected returns for the various asset classes and current market expectations for inflation, interest rates and economic growth.

The fair values of investments held in the qualified pension plans by major asset category as of December 31, 2022 and 2021, and the percentage that each asset category comprises of total plan assets were as follows:

(Dollars in millions)	Level 1	Level 2	Not Subject to Leveling (1)	Total	Percentage of Plan Assets
December 31, 2022
Cash and cash equivalents:
Short-term investment fund	$—	$—	$33	$33	2.2%
Equity:
U.S. large companies	—	—	58	58	3.9%
U.S. small companies	—	—	14	14	0.9%
International	22	—	46	68	4.6%
Fixed income securities	296	966	48	1,310	88.9%
Derivatives	—	(8)	—	(8)	(0.5)%
Total plan assets	$318	$958	$199	$1,475	100.0%
December 31, 2021
Cash and cash equivalents:
Short-term investment fund	$—	$—	$34	$34	1.7%
Equity:
U.S. large companies	—	—	107	107	5.3%
U.S. small companies	—	—	17	17	0.8%
International	47	—	82	129	6.4%
Fixed income securities	406	1,310	6	1,722	85.8%
Total plan assets	$453	$1,310	$246	$2,009	100.0%
(1)    Investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient are not classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented for the total defined benefit pension plan assets.
For the periods ended December 31, 2022 and 2021, we had no investments held in the pension plans within Level 3 of the fair value hierarchy. Our common stock was not a plan asset as of December 31, 2022 or 2021. The non-qualified plans are unfunded.
Funding
Our funding practice is to evaluate our tax and cash position, and the funded status of our plans, in determining our planned contributions. We estimate that we will contribute $5 million to our non-qualified plans in 2023 but this could change based on variations in interest rates, asset returns and other factors.
Defined Contribution Retirement Plans
Our costs for defined contribution retirement plans were $52 million, $53 million and $52 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Postretirement Medical Plan
We provide health benefits through a postretirement medical plan for eligible employees hired before 1993 (the “Postretirement Plan”).

Funded Status of Postretirement Medical Plan
The reconciliation of the changes in the plan’s benefit obligation and the determination of the amounts recognized on our Consolidated Balance Sheets were as follows:

	As of December 31,
(In millions)	2022	2021
Projected benefit obligation at beginning of year	$41	$44
Interest cost on projected benefit obligation	1	1
Actuarial gain	(9)	—
Participant contributions	1	1
Benefits paid	(4)	(5)
Projected and accumulated benefit obligation at end of year	$30	$41
Funded status of the plan	$(30)	$(41)
Amounts recognized in the balance sheet consist of:
Current liabilities	$(3)	$(3)
Long-term liabilities	(27)	(38)
Net amount recognized	$(30)	$(41)
Discount rate assumption as of December 31	5.40%	2.67%
The amount included in AOCI that has not yet been recognized in net periodic benefit income (expense) was $9 million and the net periodic benefit expense was less than $1 million for the Postretirement Plan for the year ended December 31, 2022. The amount included in AOCI that have not yet been recognized in net periodic benefit income (expense) and the net periodic benefit income (expense) for the Postretirement Plan were not material for the year ended December 31, 2021. The discount rates assumptions used to calculate the interest cost were 2.14% - 2.79%, 1.56% - 2.34% and 2.66% - 3.22% for the years ended December 31, 2022, 2021 and 2020, respectively.
Expected benefit payments, which reflect expected future service, as appropriate, for the years ended December 31 are summarized below. These estimates are based on assumptions about future events. Actual benefit payments may vary from these estimates.

(In millions)	2023	2024	2025	2026	2027	2028-2031
Expected benefit payments	$3	$3	$3	$3	$3	$13

14. Stockholders’ Equity
Share Issuance
In 2021, we completed a registered underwritten offering of 5.0 million shares of our common stock at a public offering price of $138.00 per share, plus an additional 750,000 shares of our common stock through an option granted to underwriters. Of the 5.0 million shares, we offered 2.5 million shares directly and 2.5 million shares were offered by Jacobs Private Equity, LLC (“JPE”), an entity controlled by the Company’s executive chairman. The additional 750,000 purchased shares were also split equally between us and JPE. We received approximately $384 million of proceeds, net of fees and expenses, from the sale of the shares and used them to repay a portion of our outstanding borrowings and for general corporate purposes. XPO did not receive any proceeds from the sale of shares by JPE.
Series A Convertible Perpetual Preferred Stock (“Preferred Stock”) and Warrants
Commencing the fourth quarter of 2020, holders of our Preferred Stock and warrants exchanged their holdings for our common stock or a combination of our common stock and cash. These exchanges were intended to simplify our equity capital structure, including in contemplation of the GXO spin-off. With respect to the Preferred Stock, through December 31, 2020, 69,445 shares were exchanged, and we issued 9.9 million shares of common stock and paid $22 million of cash. The $22 million was reflected as a Preferred Stock conversion charge in 2020 in the accompanying consolidated financial statements. With respect to the warrants, through December 31, 2020, 0.3 million warrants were exchanged, and we issued 0.3 million shares of common stock. In 2021, the remaining 1,015 preferred shares were exchanged, and we issued 0.1 million shares of common stock. With respect to the warrants, in 2021, 9.8 million warrants were exchanged, and we issued 9.2 million shares of common stock. The warrants exchanged included holdings of JPE. Subsequent to the exchange in 2021, there are no shares of Preferred Stock or warrants outstanding.
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
There were no share repurchases in 2022 or 2021. Our remaining share repurchase authorization as of December 31, 2022 is $503 million. In 2020, two million shares were repurchased and retired at an aggregate value of $114 million, or $66.58 average per share. The share purchases in 2020 were funded by our available cash and proceeds from our 2019 debt offerings.

15. Stock-Based Compensation
We grant various types of stock-based compensation awards to directors, officers and key employees under our 2016 incentive plan. These awards include stock options, restricted stock, restricted stock units, performance-based units, cash incentive awards and other equity-related awards (collectively, “Awards”).
As a result of the RXO spin-off and in accordance with plan rules, the shares remaining for future issuance under the 2016 incentive plan were equitably adjusted. With this adjustment, and an amendment to the 2016 incentive plan approved by stockholders in May 2022 which increased the 2016 incentive plan’s number of authorized shares by 2.3 million shares, up to 11.4 million shares of our common stock have been authorized for issuance as Awards. Shares awarded may consist of authorized and unissued shares or treasury shares. In May 2022, the stockholders also approved an amendment to the 2016 incentive plan to extend its term by three years so the 2016 incentive plan will terminate on May 18, 2032, unless terminated earlier by our Board of Directors. As of December 31, 2022, 5.0 million shares of our common stock were available for the grant of Awards under the 2016 incentive plan.
In connection with the RXO spin-off, outstanding stock-based compensation awards that were previously granted under XPO’s incentive plan were adjusted with the intention of preserving the intrinsic value of the awards immediately before the spin-off. XPO employees and directors holding awards in XPO stock received a number of similar awards either in XPO stock or a combination of XPO and RXO stock based on conversion ratios outlined in the EMA. Generally, awards that were previously granted to RXO’s employees and directors under XPO’s incentive plan were converted to awards issued under RXO’s incentive plan. For employees remaining with XPO whose awards will settle in only XPO stock, the conversion ratio was based on the closing price per share of XPO common stock on October 31, 2022 compared to the closing price per share of XPO common stock on November 1, 2022. For employees remaining with XPO receiving a combination of XPO and RXO stock, the conversion ratio reflected a distribution ratio of one share of RXO common stock for every share of XPO common stock. The modification of these awards in connection with the spin-off did not result in incremental compensation cost. The impact of these adjustments on the number of XPO awards outstanding is included in the effect of spin-off activity in the tables below. Additionally, we will not incur any future compensation cost related to equity awards held by RXO employees and directors, but we will incur future compensation cost related to RXO equity awards held by XPO employees.
Our employee stock purchase plan offers eligible employees, excluding our executive officers and directors, the right to purchase our common stock using up to 10% of each employee’s compensation. Shares are purchased at 5% below fair market value on the last trading day of each six-month offering period. The plan authorizes the purchase of up to two million shares of our common stock. The plan will terminate in October 2027, unless terminated earlier by our Board of Directors. We do not recognize stock-based compensation expense as the plan is non-compensatory. At December 31, 2022, two million shares of our common stock were available for purchase under the plan. During the first quarter of 2023, the Compensation Committee of the Board of Directors approved the suspension of our employee stock purchase plan, effective after the March 2023 offering period is completed.
Our stock-based compensation expense is recorded in SG&A on our Consolidated Statements of Income:

	Years ended December 31,
(In millions)	2022	2021	2020
Restricted stock and restricted stock units	$42	$23	$28
Performance-based restricted stock units	35	8	2
Cash-settled performance-based restricted stock units	—	—	7
Total stock-based compensation expense	$77	$31	$37
Tax benefit on stock-based compensation	$(1)	$(4)	$(14)

Stock Options
Our stock options typically vested over three to five years after the grant date for our employees and officers and one year after the grant date for our Board of Directors. The stock options had a 10-year contractual term and the exercise price equaled our stock price on the grant date.
A summary of stock option award activity for the year ended December 31, 2022 is presented below:

	Stock Options
	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Term
Outstanding as of December 31, 2021	6,608	$9.80	0.93
Exercised	(10,519)	6.16
Effect of spin-off (1)	3,911	NM
Outstanding as of December 31, 2022	—	$—	0.00
Options exercisable as of December 31, 2022	—	$—	0.00
NM - Not meaningful
(1)    Represents the net impact of adjustments made to preserve the value of awards immediately before and after the spin-off.
The total intrinsic value of options exercised during 2022, 2021 and 2020 was less than $1 million, $4 million and $56 million, respectively. The total cash received from options exercised during 2022, 2021 and 2020 was less than $1 million, $2 million and less than $1 million, respectively.
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
A summary of RSU and PRSU award activity for the year ended December 31, 2022 is presented below:

	RSUs		PRSUs
	Number of RSUs	Weighted-Average Grant Date Fair Value	Number of PRSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2021 (1)	1,461,610	$54.81	2,006,235	$46.19
Granted	2,237,776	39.07	1,545,948	57.67
Vested	(856,245)	40.23	(209,463)	43.36
Forfeited and canceled	(154,904)	47.59	(1,725,372)	17.73
Effect of spin-off (2)	(280,652)	NM	(578,225)	NM
Outstanding as of December 31, 2022	2,407,585	$35.15	1,039,123	$39.89
NM - Not meaningful
(1)    Outstanding awards at December 31, 2021 includes awards that were subsequently converted to awards issued under RXO’s incentive plan.
(2)    Represents the net impact of (i) adjustments made to preserve the value of awards immediately before and after the spin-off, and (ii) the conversion of certain awards to awards issued under RXO’s incentive plan.

The total fair value of RSUs that vested during 2022, 2021 and 2020 was $46 million, $69 million and $64 million, respectively. All of the outstanding RSUs as of December 31, 2022 vest subject to service conditions.
The total fair value of PRSUs that vested during 2022, 2021 and 2020 was $8 million, $2 million and $8 million, respectively. Of the outstanding PRSUs as of December 31, 2022, 846,546 vest subject to service and performance conditions, 178,465 vest subject to service and a combination of market and performance conditions and 14,112 vest subject to service and market conditions.
As of December 31, 2022, unrecognized compensation cost related to non-vested RSUs and PRSUs of $101 million is anticipated to be recognized over a weighted-average period of approximately 2.16 years.
16. Income Taxes
Income (loss) from continuing operations before taxes related to our U.S. and foreign operations was as follows:

	Years Ended December 31,
(In millions)	2022	2021	2020
U.S.	$303	$108	$(128)
Foreign	(45)	(1)	(36)
Income (loss) from continuing operations before income tax provision (benefit)	$258	$107	$(164)
The income tax provision (benefit) is comprised of the following:

	Years Ended December 31,
(In millions)	2022	2021	2020
Current:
U.S. Federal	$(17)	$—	$1
State	2	(1)	(4)
Foreign	9	5	12
Total current income tax provision (benefit)	$(6)	$4	$9
Deferred:
U.S. Federal	$80	$(10)	$(38)
State	5	(7)	(2)
Foreign	(5)	24	(23)
Total deferred income tax provision (benefit)	80	7	(63)
Total income tax provision (benefit)	$74	$11	$(54)

The effective tax rate reconciliations were as follows:

	Years Ended December 31,
	2022	2021	2020
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of U.S. federal benefit	1.8	(4.4)	1.8
Foreign operations (1)	(2.8)	27.1	2.4
Contribution- and margin-based taxes	1.6	4.4	(4.8)
Changes in uncertain tax positions	(0.1)	0.5	(0.6)
Non-deductible compensation	3.8	10.9	(0.1)
Provision to return adjustments	(2.0)	8.0	2.4
Effect of law changes	0.1	(5.4)	(0.4)
Stock-based compensation	(0.3)	(4.3)	8.9
Long-term capital loss	—	(42.4)	—
Non-deductible goodwill impairment charge	5.2	—	—
Other (2)	0.3	(5.0)	2.5
Effective tax rate	28.6%	10.4%	33.1%
(1)    Foreign operations include the net impact of changes to valuation allowances, the cost of inclusion of foreign income in the U.S. net of foreign taxes, the impact of foreign tax rate differences from the U.S. Federal rate and permanent items related to foreign operations.
(2)    In the year ended December 31, 2021, the impact of “Other” on the effective tax rate was disproportionately high compared to 2020 and 2022 due to the low income (loss) from continuing operations before income tax provision (benefit) in 2021. For 2021, “Other” is primarily composed of (3.6)% of U.S. Federal tax credits and (1.8)% of U.S. Federal tax permanent adjustments.
Components of the Net Deferred Tax Asset or Liability
The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and deferred tax liability were as follows:

	Years Ended December 31,
(In millions)	2022	2021
Deferred tax asset
Net operating loss and other tax attribute carryforwards	$40	$69
Accrued expenses	55	63
Pension and other retirement obligations	6	(6)
Other	16	41
Total deferred tax asset	117	167
Valuation allowance	(35)	(35)
Total deferred tax asset, net	82	132
Deferred tax liability
Intangible assets	(112)	(129)
Property and equipment	(261)	(223)
Other	(24)	(27)
Total deferred tax liability	(397)	(379)
Net deferred tax liability	$(315)	$(247)

The deferred tax asset and deferred tax liability above are reflected on our Consolidated Balance Sheets as follows:

	December 31,
(In millions)	2022	2021
Other long-term assets	$4	$—
Deferred tax liability	(319)	(247)
Net deferred tax liability	$(315)	$(247)
Operating Loss and Tax Credit Carryforwards
Our operating loss and tax credit carryforwards were as follows:

		December 31,
(In millions)	Expiration Date	2022	2021
Federal long-term capital loss carryforwards		—	126
Tax effect (before federal benefit) of state net operating losses	Various times starting in 2023 (1)	26	20
Federal tax credit carryforwards	Various times starting in 2032	1	1
State tax credit carryforward	Various times starting in 2023 (1)	2	2
Foreign net operating losses available to offset future taxable income	Various times starting in 2023 (1)	69	89
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
The balances and activity related to our valuation allowance were as follows:

(In millions)	Beginning Balance	Additions	Reductions	Ending Balance
Year Ended December 31, 2022	$35	$1	$(1)	$35
Year Ended December 31, 2021	36	43	(44)	35
Year Ended December 31, 2020	28	9	(1)	36

Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
(In millions)	2022	2021	2020
Beginning balance	$7	$9	$5
Additions for tax positions of prior years	1	—	5
Reductions for tax positions of prior years	(1)	(1)	(1)
Settlements with tax authorities	—	(1)	—
Reductions due to the statute of limitations	(1)	—	—
Ending balance	$6	$7	$9
Interest and penalties	3	2	1
Gross unrecognized tax benefits	$9	$9	$10
Total unrecognized tax benefits that, if recognized, would impact the effective income tax rate as of the end of the year	$6	$7	$9
We could reflect a reduction to unrecognized tax benefits of up to $4 million over the next 12 months due to the statute of limitations lapsing on positions or because tax positions are sustained on audit.
We are subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2022, we have no tax years under examination by the IRS. We have various U.S. state and local examinations and non-U.S. examinations in process. The U.S. federal tax returns after 2008, state and local returns after 2016, and non-U.S. returns after 2011 are open under relevant statutes of limitations and are subject to audit.
17. Earnings (Loss) Per Share
We compute basic and diluted earnings per share using the two-class method, which allocates earnings to participating securities. The participating securities in 2020 consisted of our Preferred Stock. The undistributed earnings are allocated between common shares and participating securities as if all earnings had been distributed during the period. Losses are not allocated to the preferred shares. As discussed in Note 14—Stockholders’ Equity, we recorded a Preferred Stock conversion charge in December 2020 in connection with the conversion of our Preferred Stock.

The computations of basic and diluted earnings per share were as follows:

	Years Ended December 31,
(In millions, except per share data)	2022	2021	2020
Basic earnings (loss) per common share
Income (loss) from continuing operations	$184	$96	$(110)
Net loss from continuing operations attributable to noncontrolling interests	—	—	3
Net income (loss) from continuing operations attributable to XPO	184	96	(107)
Preferred Stock conversion charge	—	—	(22)
Preferred Stock dividends	—	—	(3)
Non-cash allocation of undistributed earnings	—	—	(6)
Net income (loss) from continuing operations attributable to common shares	$184	$96	$(138)

Income from discontinued operations, net of taxes	$482	$245	$227
Net income from discontinued operations attributable to noncontrolling interests	—	(5)	(10)
Net income from discontinued operations attributable to common shares	$482	$240	$217

Net income (loss) from continuing operations attributable to common shares, basic	$184	$96	$(138)
Net income from discontinued operations attributable to common shares, basic	482	240	217
Net income attributable to common shares, basic	$666	$336	$79

Basic weighted-average common shares	115	112	92

Basic earnings (loss) from continuing operations per share	$1.60	$0.85	$(1.50)
Basic earnings from discontinued operations per share	4.19	2.14	2.37
Basic earnings per share	$5.79	$2.99	$0.87

Diluted earnings (loss) per common share
Net income (loss) from continuing operations attributable to common shares, diluted	$184	$96	$(138)
Net income from discontinued operations attributable to common shares, diluted	482	240	217
Net income attributable to common shares, diluted	$666	$336	$79

Basic weighted-average common shares	115	112	92
Dilutive effect of stock-based awards and warrants	1	2	—
Diluted weighted-average common shares	116	114	92

Diluted earnings (loss) from continuing operations per share	$1.59	$0.83	$(1.50)
Diluted earnings from discontinued operations per share	4.17	2.10	2.37
Diluted earnings per share	$5.76	$2.93	$0.87

Potential common shares excluded	—	—	20
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

19. Quarterly Financial Data (Unaudited)
Our unaudited results of operations for each of the quarters in the years ended December 31, 2022 and 2021 are summarized below:

(In millions, except per share data)	First Quarter (2)	Second Quarter	Third Quarter	Fourth Quarter (3)
2022
Revenue	$1,894	$2,047	$1,946	$1,831
Operating income	63	171	139	4
Income (loss) from continuing operations	32	96	92	(36)
Income (loss) from discontinued operations, net of taxes	456	45	39	(58)
Net income (loss)	488	141	131	(94)
Net income (loss) attributable to common shareholders:
Continuing operations	32	96	92	(36)
Discontinued operations	456	45	39	(58)
Net income attributable to common shareholders	488	141	131	(94)
Basic earnings (loss) per share: (1)
Continuing operations	0.28	0.83	0.80	(0.31)
Discontinued operations	3.97	0.40	0.34	(0.50)
Basic earnings per share attributable to common shareholders	4.25	1.23	1.14	(0.81)
Diluted earnings (loss) per share: (1)
Continuing operations	0.28	0.83	0.79	(0.31)
Discontinued operations	3.94	0.39	0.34	(0.50)
Diluted earnings per share attributable to common shareholders	4.22	1.22	1.13	(0.81)
(1)    The sum of the quarterly earnings (loss) per share may not equal year-to-date amounts due to differences in the weighted-average number of shares outstanding during the respective periods.
(2)    Income from discontinued operations, net of tax during the first quarter of 2022 included the gain on the sale of our intermodal business of approximately $372 million.
(3)    The fourth quarter of 2022 included a goodwill impairment charge of $64 million, transaction and integration costs of $42 million and restructuring costs of $35 million.

(In millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2021
Revenue	$1,727	$1,873	$1,830	$1,772
Operating income	61	120	65	66
Income (loss) from continuing operations	5	57	(13)	47
Income (loss) from discontinued operations, net of taxes	113	101	(44)	75
Net income (loss)	118	158	(57)	122
Net income (loss) attributable to common shareholders:
Continuing operations	5	57	(13)	47
Discontinued operations	110	99	(44)	75
Net income (loss) attributable to common shareholders	115	156	(57)	122
Basic earnings (loss) per share: (1)
Continuing operations	0.04	0.51	(0.11)	0.40
Discontinued operations	1.04	0.88	(0.39)	0.66
Basic earnings (loss) per share attributable to common shareholders	1.08	1.39	(0.50)	1.06
Diluted earnings (loss) per share: (1)
Continuing operations	0.04	0.51	(0.11)	0.40
Discontinued operations	0.98	0.87	(0.39)	0.65
Diluted earnings (loss) per share attributable to common shareholders	1.02	1.38	(0.50)	1.05
(1)    The sum of the quarterly earnings (loss) per share may not equal year-to-date amounts due to differences in the weighted-average number of shares outstanding during the respective periods.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2022. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2022, such that the information required to be included in our SEC reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to XPO, including our consolidated subsidiaries; and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2022.
KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an audit report, which is included elsewhere within this Annual Report, on the effectiveness of our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
On February 9, 2023, the Compensation Committee of the Board of Directors approved the cancellation and replacement of outstanding amounts of the cash long-term incentive award granted in July 2020 to each of Brad Jacobs and Mario Harik (the “Cash LTI Awards”) with performance-based restricted stock unit awards (the “PSU Replacement Awards”). The PSU Replacement Awards were approved in response to stockholder feedback expressing a preference for equity-based incentives.
Each PSU Replacement Award has a target grant date value equal to the canceled portion of Messrs. Jacobs’ and Harik’s Cash LTI Award and is pursuant to the Company’s Omnibus Incentive Compensation Plan. The PSU Replacement Awards are subject to a replacement of the absolute adjusted cash flow per share and relative growth in adjusted cash flow per share performance goals from the Cash LTI Awards final tranche with a relative total shareholder return performance goal, weighted at 75%, and a continuation of the ESG scorecard goal, weighted at 25% and adjusted in connection with the RXO Spin-off. The number of performance-based restricted stock units granted pursuant to the PSU Replacement Award for each of Messrs. Jacobs and Harik was determined based on the grant value of the Cash LTI Awards final tranche for each of Messrs. Jacobs and Harik and the closing price of a share of the Company's common stock on February 9, 2023.

The PSU Replacement Awards have an additional time-based vesting condition that generally requires continued service through February 9, 2025, or an earlier qualifying termination of service, and are subject to a restriction on the sale or transfer of shares until January 15, 2026 (which generally aligns with the vesting period for the corresponding canceled portion of the Cash LTI Awards).
The foregoing summary of the PSU Replacement Awards does not purport to be complete and is qualified in its entirety by reference to the full text of the PSU Replacement Award Agreements filed with this Annual Report as Exhibit 10.18 and Exhibit 10.19 and incorporated herein by reference.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 of Part III of Form 10-K (other than certain information required by Item 401 of Regulation S-K with respect to our executive officers, which is provided under Item 1, “Business” of Part I of this Annual Report) will be set forth in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
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
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 of Part III of Form 10-K will be set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 of Part III of Form 10-K, including information regarding security ownership of certain beneficial owners and management and information regarding securities authorized for issuance under equity compensation plans, will be set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 13 of Part III of Form 10-K will be set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, Dallas, TX, Auditor ID: 185.
The information required by Item 14 of Part III of Form 10-K will be set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

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

2.3
Separation and Distribution Agreement, dated October 31, 2022, by and between the registrant and RXO, Inc. (incorporated herein by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 1, 2022).

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

3.7
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the registrant, dated December 15, 2022 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2022).

3.8
3rd Amended and Restated Bylaws of the registrant, dated December 19, 2022 (incorporated herein by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2022).

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

4.3
Certificate of Designation of Series B Convertible Perpetual Preferred Stock of the registrant, dated September 16, 2014 (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2014).

4.4
Certificate of Designation of Series C Convertible Perpetual Preferred Stock of the registrant, dated June 3, 2015 (incorporated herein by reference to Exhibit 4.2 to the registrant’s Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on June 26, 2015).

4.5	Description of Common Stock (incorporated herein by reference to Exhibit 4.9 to the registrant’s Annual Report on Form 10-K filed with the SEC on February 10, 2020).

4.6
Indenture, dated April 28, 2020, between the registrant, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed with the SEC on April 28, 2020).

10.1 +	2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Annex A to the registrant’s definitive proxy statement on Schedule 14A filed with the SEC on November 21, 2016).

10.2 +
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (2016 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.17 to registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2017).

10.3 +
Form of Performance-Based Restricted Stock Unit Award Agreement (2016 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2018).

10.4 +
Amendment No. 1 to the XPO Logistics, Inc. 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Annex B to the registrant’s definitive proxy statement on Schedule 14A filed with the SEC on April 22, 2019).

10.5 +
Form of Performance-Based Restricted Unit Award Agreement (2016 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 1, 2019).

10.6 +
Amendment No. 2 to the XPO Logistics, Inc. 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Annex B to the registrant’s definitive proxy statement on Schedule 14A filed with the SEC on April 21, 2020).

10.7 +	Form of Cash Long-Term Incentive Award Agreement (incorporated herein by reference to Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2020).

10.8 +	Form of Letter Agreement with Certain Executive Officers (incorporated hereby by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2021).

10.9 +
Performance-Based Restricted Stock Unit Award Agreement, dated September 8, 2021, between the registrant and Ravi Tulsyan (incorporated by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 3, 2021).

10.10 +
Form of Performance-Based Restricted Stock Unit Award Agreement (2016 Omnibus Incentive Compensation Plan) (incorporated hereby by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2022).

10.11 +
Form of Performance-Based Restricted Stock Unit Award Agreement (2016 Omnibus Incentive Compensation Plan) (incorporated hereby by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2022).

Exhibit Number	Description

10.12 +
Amendment No. 3 to the XPO Logistics, Inc. 2016 Omnibus Incentive Compensation (incorporated herein by reference to Annex B to the registrant’s definitive proxy statement on Schedule 14A filed with the SEC on April 18, 2022).

10.13 +
Form of Performance-Based Restricted Stock Unit Award Agreement (2016 Omnibus Incentive Compensation Plan) (incorporated hereby by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2022).

10.14 +
Form of Restricted Stock Unit Award Agreement (2016 Omnibus Incentive Compensation Plan) (incorporated hereby by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2022).

10.15 +
Form of Performance-Based Restricted Stock Unit Award Agreement (2016 Omnibus Incentive Compensation Plan) (incorporated hereby by reference to Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2022).

10.16 +*	Restricted Stock Unit Award Agreement, dated November 1, 2022, between the registrant and Brad Jacobs.

10.17 +*	Restricted Stock Unit Award Agreement, dated November 1, 2022, between the registrant and Mario Harik.

10.18 +*	Performance-Based Restricted Stock Unit Award Agreement, dated February 9, 2023, between the registrant and Brad Jacobs.

10.19 +*	Performance-Based Restricted Stock Unit Award Agreement, dated February 9, 2023, between the registrant and Mario Harik.

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

10.27 +
Separation Agreement, dated December 27, 2021, between the registrant and Troy A. Cooper (incorporated herein by reference to Exhibit 10.27 to registrant’s Annual Report on Form 10-K filed with the SEC on February 16, 2022).

Exhibit Number	Description

10.28 +
Employment Agreement, dated August 5, 2022, between the registrant and Mario A. Harik (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2022).

10.29 +
Letter of Amendment to Separation Agreement, dated September 1, 2022, between the registrant and Troy A. Cooper (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2022).

10.30 +
Employment Agreement, dated September 13, 2022, between the registrant and Bradley S. Jacobs (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2022).

10.31 +
Offer Letter, dated October 6, 2022, between the registrant and Carl Anderson (incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2022).

10.32 +
Change in Control and Severance Agreement, dated October 9, 2022, between the registrant and Carl Anderson (incorporated by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2022).

10.33 +
Transition Agreement, dated October 10, 2022, between the registrant and Ravi Tulsyan (incorporated by reference to Exhibit 10.9 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2022).

10.34 +*	Amendment to Employment Agreement, effective as of November 1, 2022, between the registrant and Bradley S. Jacobs.

10.35 +
Separation Agreement and General Release, dated January 23, 2023, between registrant and Ravi Tulsyan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 25, 2023).

10.36	XPO Logistics, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Annex A to the registrant’s definitive proxy statement on Schedule 14A filed with the SEC on November 20, 2017).

10.37
Amendment No. 1, dated December 4, 2018, to the XPO Logistics, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.18 to the registrant’s Annual Report on Form 10-K filed with the SEC on February 14, 2019).

10.38
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

10.40
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

10.41
Amendment No. 3 to Second Amended and Restated Revolving Loan Credit Agreement, dated April 30, 2019, by and among the registrant, certain subsidiaries signatory thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as agent (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 1, 2019).

Exhibit Number	Description

10.42
Amendment No. 4 to Second Amended and Restated Revolving Loan Credit Agreement, dated April 3, 2020, by and among the registrant, certain subsidiaries signatory thereto, the lenders party thereto and Morgan Stanley Senior Funding Inc., as agent. (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2020).

10.43
Amendment No. 5 to Second Amended and Restated Revolving Loan Credit Agreement, dated June 29, 2020, by and among the registrant, certain subsidiaries signatory thereto, the lenders party thereto and Morgan Stanley Senior Funding Inc., as agent. (incorporated herein by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2020).

10.44
Amendment No. 6 to Second Amended and Restated Revolving Loan Credit Agreement, dated July 30, 2021, by and among the registrant and certain subsidiaries signatory thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as agent (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2021).

10.45
Amendment No. 7 to Second Amended and Restated Revolving Loan Credit Agreement, dated February 6, 2023, by and among the registrant and certain subsidiaries signatory thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2023).

10.46
Senior Secured Term Loan Credit Agreement, dated October 30, 2015, by and among the registrant, certain subsidiaries signatory thereto, Morgan Stanley Senior Funding, Inc., as agent, and the Lenders from time to time party thereto (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on November 2, 2015).

10.47
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

10.48
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

10.49
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

10.50
Amendment No. 4 to Senior Secured Term Loan Credit Agreement, dated March 7, 2019, by and among the registrant and certain subsidiaries signatory thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2019).

10.51
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

10.52
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

Exhibit Number	Description

10.53
Amendment No. 7 to Senior Secured Term Loan Credit Agreement, dated June 10, 2022, by and among the registrant and certain subsidiaries signatory thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 13, 2022).

10.54
Tax Matters Agreement, dated August 1, 2021, by and between the registrant and GXO Logistics, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2021).

10.55
Employee Matters Agreement, dated August 1, 2021, by and between the registrant and GXO Logistics, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2021).

10.56
Intellectual Property License Agreement, dated October 24, 2022, by and between the registrant and XPO NAT Solutions, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 25, 2022).

10.57
Transition Services Agreement, dated October 31, 2022, by and between the registrant and RXO, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 1, 2022).

10.58
Tax Matters Agreement, dated October 31, 2022, by and between the registrant and RXO, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on November 1, 2022).

10.59
Employee Matters Agreement, dated October 31, 2022, by and between the registrant and RXO, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on November 1, 2022).

19.1 *	XPO, Inc. Insider Trading Policy, dated December 19, 2022.

21 *	Subsidiaries of the registrant.

23 *	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1 *
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

31.2 *
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

32.1**
Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

32.2**
Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

XPO, INC.

By:	/s/ Mario Harik
Mario Harik
(Chief Executive Officer)

By:	/s/ Carl D. Anderson II
Carl D. Anderson II
(Chief Financial Officer)
February 13, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Brad Jacobs	Executive Chairman of the Board of Directors	February 13, 2023
Brad Jacobs
/s/ Mario Harik	Director and Chief Executive Officer (Principal Executive Officer)	February 13, 2023
Mario Harik
/s/ Carl D. Anderson II	Chief Financial Officer (Principal Financial Officer)	February 13, 2023
Carl D. Anderson II
/s/ Christopher Brown	Chief Accounting Officer (Principal Accounting Officer)	February 13, 2023
Christopher Brown
/s/ Allison Landry	Vice Chair of the Board of Directors	February 13, 2023
Allison Landry
/s/ Johnny C. Taylor, Jr.	Lead Independent Director	February 13, 2023
Johnny C. Taylor, Jr.
/s/ Jason Aiken	Director	February 13, 2023
Jason Aiken
/s/ Bella Allaire	Director	February 13, 2023
Bella Allaire
/s/ Michael Jesselson	Director	February 13, 2023
Michael Jesselson
/s/ Irene Moshouris	Director	February 13, 2023
Irene Moshouris

